Form 10-Q
period 1997-01-31
CIENA CORP
filed 1997-03-17
CIK 936395

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997

                        COMMISSION FILE NUMBER: 0-21969

                               CIENA CORPORATION
             (Exact name of registrant as specified in its charter)

        DELAWARE                                      23-2725311
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

8530 CORRIDOR ROAD, SAVAGE, MD                                20763
(Address of Principal Executive Offices)                     (Zip Code)

                                 (301) 317-5800
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES (  )     NO (X)

         CIENA Corporation became subject to filing requirements of Section 13 of the Securities Exchange Act of 1934 ("Exchange Act") on February 7, 1997 and since that time has filed all reports required to be filed under the Exchange Act.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            CLASS                                  OUTSTANDING AT MARCH 7, 1997
   ----------------------------------              ----------------------------
   Common stock. $.01 par value                             96,221,608


                               Page 1 of 17 pages
                        Exhibit Index appears on page 15

                               CIENA CORPORATION

                                     INDEX

                                   FORM 10-Q

                                                                     PAGE NUMBER
PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

               Statements of Operations
               Quarters ended January 31, 1996
               and January 31, 1997                                       3

               Balance Sheets
               October 31, 1996 and January 31, 1997                      4

               Statements of Cash Flows
               Quarters ended January 31, 1996 and
               January 31, 1997                                           5

               Notes to Financial Statements                              6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                 8

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                          11

Item 2.        Changes in Securities                                      12

Item 6.        Exhibits and Reports on Form 8-K                           13

Signatures                                                                14

Index to Exhibits                                                         15

                               CIENA CORPORATION

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                 Quarter Ended January 31,
                                                          ------------------------------------------
                                                                1996                      1997
                                                          ----------------          ---------------
Revenue                                                    $            -            $      53,933
Cost of goods sold                                                      -                   20,832
                                                          ----------------          ---------------
    Gross profit                                                        -                   33,101
                                                          ----------------          ---------------

Operating expenses:
    Research and development                                        2,473                    3,050
    Selling and marketing                                             491                    2,598
    General and administrative                                        499                    6,295
                                                          ----------------          ---------------
      Total operating expenses                                      3,463                   11,943
                                                          ----------------          ---------------

Income (loss) from operations                                      (3,463)                  21,158

Interest and other income (expense), net                              167                      392

Interest expense                                                      (38)                    (102)
                                                          ----------------          ---------------

Income (loss) before income taxes                                  (3,334)                  21,448

Provision for income taxes                                              -                    8,365
                                                          ----------------          ---------------

Net income (loss)                                          $       (3,334)           $      13,083
                                                          ================          ===============

Pro forma net income (loss) per common and common
    equivalent share                                       $         (.03)           $         .13
                                                          ================          ===============

Pro forma weighted average common and common
    equivalent shares outstanding                                  99,111                   99,425
                                                          ================          ===============


   The accompanying notes are an integral part of these financial statements.

                               CIENA CORPORATION

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                        Pro forma
                                                                               October 31,         January 31,         January 31,
                                                                                   1996                1997                1997
                                                                           -------------------   ----------------    ---------------
                                                                                (Audited)          (Unaudited)         (Unaudited)
                                 ASSETS
Current assets:
  Cash and cash equivalents                                                  $        22,557       $       31,940     $     154,432
  Accounts receivable (net of allowance of $ -)                                       16,759               26,131            26,131
  Inventories, net                                                                    13,228               16,145            16,145
  Deferred income taxes                                                                1,834                3,768             3,768
  Prepaid expenses and other                                                             634                1,537             1,537
                                                                           -------------------   ----------------    ---------------
            Total current assets                                                      55,012               79,521           202,013
Equipment, furniture and fixtures, net                                                11,863               19,362            19,362
Other assets                                                                             426                  728               728
                                                                           -------------------   ----------------    ---------------
        Total assets                                                         $        67,301       $       99,611     $     222,103
                                                                           ===================   ================    ===============

  LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of capital lease obligations                          $           960       $          976     $         976
  Current maturities of notes payable                                                     69                   93                93
  Accounts payable                                                                     6,278                9,915             9,915
  Accrued liabilities                                                                  5,242               13,341            13,341
  Income taxes payable                                                                 3,342               10,795            10,795
  Deferred revenue                                                                     3,265                3,152             3,152
                                                                           -------------------   ----------------    ---------------
            Total current liabilities                                                 19,156               38,272            38,272
  Capital lease obligations, less current installments                                 2,186                1,940             1,940
  Notes payable, less current maturities                                                 487                  463               463
  Deferred rent                                                                           98                  449               449
                                                                           -------------------   ----------------    ---------------
             Total liabilities                                                        21,927               41,124            41,124
   Commitments and contingencies                                                           -                    -                 -
   Mandatorily redeemable preferred stock - par value $.01, 16,250,000 shares authorized;
    14,663,148 issued and outstanding; zero outstanding pro forma                     40,404               40,404                 -
   Stockholders' equity:
    Preferred stock - par value $.01; 20,000,000 shares authorized;
       zero shares issued and outstanding; zero outstanding pro forma                      -                    -                 -
    Common stock - par value $.01; 180,000,000 shares authorized;
       13,191,585 and 13,512,935 shares issued and outstanding; 94,078,675
       outstanding pro forma                                                             132                  135               941
    Additional paid-in capital                                                           339                  372           162,462
    Notes receivable from stockholders                                                   (60)                 (66)              (66)
    Retained earnings                                                                  4,559               17,642            17,642
                                                                           -------------------   ----------------    ---------------
              Total stockholders' equity                                               4,970               18,083           180,979
        Total liabilities, mandatorily redeemable preferred
         stock and stockholders' equity                                      $        67,301       $       99,611     $     222,103
                                                                           ===================   ================    ===============


   The accompanying notes are an integral part of these financial statements.

                               CIENA CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                               Quarter Ended January 31,
                                                                                         --------------------------------------

                                                                                               1996                   1997
                                                                                         ----------------      ----------------
Cash flows from operating activities:
      Net income (loss)                                                                   $       (3,334)      $        13,083
       Adjustments to reconcile net income (loss) to net cash (used in)
          provided by operating activities:
             Non-cash charges from equity transactions                                                 -                    10
             Depreciation and amortization                                                           210                 1,071
             Provision for inventory excess and obsolescence                                          50                   750
             Provision for warranty and other contractual obligations                                  -                 1,131
             Changes in assets and liabilities:
                     Decrease (increase) in accounts receivable                                        7                (9,372)
                     Increase in prepaid expenses and other                                           (7)                 (903)
                     Increase in inventories                                                      (1,907)               (3,667)
                     Increase in deferred income taxes                                                 -                (1,934)
                     Decrease (increase) in other assets                                               8                  (337)
                     Increase in accounts payable and accruals                                     1,912                10,605
                     Increase in income taxes payable                                                  -                 7,453
                     Increase in deferred revenue and deferred rent                                   46                   238
                                                                                         ----------------      ----------------
             Net cash (used in) provided by operating activities                                  (3,015)               18,128
                                                                                         ----------------      ----------------
Cash flows from investing activities:
      Additions to equipment, furniture and fixtures                                              (2,599)               (8,535)
                                                                                         ----------------      ----------------
             Net cash used in investing activities                                                (2,599)               (8,535)
                                                                                         ----------------      ----------------
Cash flows from financing activities:
      Net proceeds from issuance of or subscription to mandatorily
             redeemable preferred stock                                                           25,950                     -
      Proceeds from issuance of common stock and warrants                                             47                    20
      Proceeds from lease financing activities                                                       446                     -
      Principal payments on capital lease obligations                                                (97)                 (230)
                                                                                         ----------------      ----------------
             Net cash provided by (used in) financing activities                                  26,346                  (210)
                                                                                         ----------------      ----------------
             Net increase in cash and cash equivalents                                            20,732                 9,383
Cash and cash equivalents at beginning of period                                                   5,032                22,557
                                                                                         ----------------      ----------------
Cash and cash equivalents at end of period                                                $       25,764       $        31,940
                                                                                         ================      ================

   The accompanying notes are an integral part of these financial statements.

                               CIENA CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

(1) SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

  The interim financial statements included herein for CIENA Corporation (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments which the Company considers necessary for fair presentation of the results of operations for the interim periods covered and of the financial position of the Company at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the Company's October 31, 1996 audited financial statements and notes thereto included in the Company's Form S-1 Registration Statement declared effective on February 7, 1997.

Revenue Recognition

  The Company recognizes product revenue in accordance with the shipping terms specified. For transactions where the Company has yet to obtain customer acceptance or has agreements pertaining to installation services, revenue is deferred until no significant obligations remain. Revenue for installation services is recognized as the services are performed. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets. For distributor sales where risks of ownership have not transferred, the Company recognizes revenue when the product is shipped through to the end user.

  During the quarter ended January 31, 1997, all of the Company's revenue was attributable to a single product and to three customers of which a majority of the revenue was from a single customer.

Pro Forma Balance Sheet

  The pro forma balance sheet as of January 31, 1997 reflects the estimated net proceeds from the Company's initial public offering ("IPO") of 5,750,000 shares of Common Stock at $23 per share completed on February 7, 1997, the conversion upon the closing of the IPO of all the Mandatorily Redeemable Preferred Stock into 73,315,740 shares of the Company's Common Stock, and the exercise of certain outstanding warrants to purchase 300,000 shares of Mandatorily Redeemable Preferred Stock which were converted into 1,500,000 shares of Common Stock upon the closing of the IPO.

Computation of Pro Forma Net Income (loss) per Share

  Pro forma net income (loss) per common and common equivalent share is computed using the pro forma weighted average number of common and common equivalent shares outstanding. Pro forma weighted average common and common equivalent shares include Common Stock, stock options and warrants using the treasury stock method and shares issued upon conversion of all outstanding shares of Mandatorily Redeemable Preferred Stock.

  Pursuant to the requirements of the Securities and Exchange Commission, Common Stock, stock options, warrants and convertible Mandatorily Redeemable Preferred Stock issued by the Company during the twelve months immediately preceding the filing of the initial registration statement and through the effective date of such registration statement have been included in the calculation of the pro forma weighted average shares outstanding using the treasury stock method based on the IPO price.

                               CIENA CORPORATION

(2) INVENTORIES

  Inventories are comprised of the following (in thousands):

                                                         October 31,               January 31,
                                                            1996                      1997
                                                          (audited)                (unaudited)
                                                      ----------------           ---------------
 Raw materials                                               $ 8,585                   $12,187
 Work-in-process                                               3,629                     4,003
 Finished goods                                                2,951                     2,415
                                                      ----------------           ---------------
                                                              15,165                    18,605
 Less reserve for excess and obsolescence                     (1,937)                   (2,460)
                                                      ----------------           ---------------
                                                             $13,228                   $16,145
                                                      ================           ===============



(3) ACCRUED LIABILITIES - COMMITMENTS AND CONTINGENCIES

Legal and related costs

  Included in general and administrative expenses for the quarter ended January 31, 1997 is an accrual of approximately $5.0 million representing management's estimate of certain legal and related costs associated with the Company's defense of pending litigation. See Part II, Item 1, "Legal Proceedings".

Accrued Liabilities

  Accrued liabilities are comprised of the following (in thousands):

                                                                               October 31,             January 31,
                                                                                  1996                    1997
                                                                                (audited)              (unaudited)
                                                                           ----------------         ---------------
  Warranty a Warranty and other contractual obligations                            $ 1,584                $ 2,653
  Accrued compensation                                                               2,314                    975
  Unbilled construction-in-process and leasehold improvements                           50                  1,728
  Legal and related costs                                                              300                  5,315
  Other                                                                                994                  2,670
                                                                           ----------------         ---------------
                                                                                   $ 5,242                $13,341
                                                                           ================         ===============

PART I. - FINANCIAL INFORMATION  [continued]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. The Company has set forth in a Form 8-K Report, as filed with the Securities and Exchange Commission on February 19, 1997, a detailed statement of risks and uncertainties relating to the Company's business. In addition, set forth below under the heading "Risk Considerations" is a further discussion of certain of those risks as they relate to the period covered by this report, the Company's near term outlook with respect thereto, and the forward-looking statements set forth herein; however, the absence in this quarterly report of a complete recitation of or update to all risk factors identified in the Form 8-K should not be interpreted as modifying or superseding any such risk factor, except to the extent set forth below. Investors should review this quarterly report in combination with the Form 8-K in order to have a more complete understanding of the principal risks associated with an investment in the Company's Common Stock.

OVERVIEW

  CIENA Corporation is a leading supplier of dense wavelength division multiplexing ("DWDM") systems to long distance fiberoptic telecommunications carriers. CIENA's DWDM systems alleviate capacity constraints and enable flexible provisioning of additional bandwidth on high-traffic routes in carriers' networks. The Company's headquarters are located in Savage, Maryland.

  The Company completed its initial public offering of 5,750,000 shares, inclusive of 750,000 shares from the exercise of the underwriters over-allotment option, at a price of $23 per share on February 7, 1997. Estimated net proceeds from the offering were approximately $121.9 million with an additional $0.6 million received from the exercise of certain outstanding warrants. The Company has added the net proceeds from the offering and from the exercise of the warrants to working capital. Pending use of the net proceeds, the Company has invested such funds in short-term, interest bearing investment grade obligations.

  First quarter 1997 revenues of $53.9 million were largely the result of MultiWave(TM) 1600 systems sales to Sprint Corporation ("Sprint") as well as the initial product acceptance and revenue recognition of MultiWave 1600 systems shipped to LDDS WorldCom ("WorldCom"). During the first quarter of 1997, the Company also shipped MultiWave 1600 systems for Teleway Japan Corporation's ("Teleway") network in Japan. Revenue recognition for the Teleway shipments has been deferred until completion of initial field testing and product acceptance.

  The Company is currently engaged in continued efforts to expand its manufacturing capabilities. Approximately one-third of the Company's current 50,500 square foot facility in Savage, Maryland is used for manufacturing operations; the Company intends to transfer other non-manufacturing operating functions to an approximately 96,000 square foot facility, located approximately 10 miles from Savage, near the Baltimore/Washington International Airport, by April 30, 1997. The Company has signed a lease for an additional facility of approximately 57,000 square feet, also near the airport. This space is expected to be used for additional manufacturing requirements and expanded customer service operations.

  As of January 31, 1997 the Company employed 301 persons, which was an increase of 76 persons over the prior quarter ended October 31, 1996.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1996 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1997

  REVENUE. The Company recognized $53.9 million in Multiwave 1600 system revenue for the first quarter ended January 31, 1997. The Company had no revenue for the comparable quarter ended January 31, 1996. The Company began shipping the MultiWave 1600 system for field testing in May 1996 with customer acceptance by Sprint occurring in July 1996. The MultiWave 1600 system began carrying live traffic in the Sprint network in October 1996, and the field trial in the WorldCom network was successfully completed in December 1996. First quarter 1997 revenues were largely the result of continued MultiWave 1600 systems sales to Sprint as well as the initial product acceptance and revenue recognition of MultiWave 1600 systems shipped to WorldCom.

  GROSS PROFIT.   Gross profits were $33.1 million for the first quarter ended
January 31, 1997 with no comparable gross profits for the quarter ended January 31, 1996. Gross margin was 61.4% for the first quarter ended January 31, 1997. The Company's gross margins in the future may be affected by a number of factors, including competitive market pricing, manufacturing volumes and efficiencies and fluctuations in component costs. The Company's future gross margins may also be affected by the mix of product features and configurations sold in a period as well as the extent of services provided.

  RESEARCH AND DEVELOPMENT EXPENSES.   Research and development expenses were
$3.1 million and $2.5 million for the first quarters ended January 31, 1997 and January 31, 1996, respectively. During the first quarter ended January 31, 1997, research and development expenses were 5.7% of revenue. The approximate $0.6 million or 23% increase in research and development expenses from the first quarter ended January 31, 1996 to the first quarter ended January 31, 1997 was related to increased staffing levels and outside consulting services. The Company expects that its research and development expenditures will continue to increase in absolute dollars during the remainder of fiscal year 1997 to support the continued development of the MultiWave system, the exploration of new or complementary technologies, and the pursuit of various cost reduction strategies. The Company has expensed research and development costs as incurred.

  SELLING AND MARKETING EXPENSES.   Selling and marketing expenses increased
approximately $2.1 million or 429% from approximately $0.5 million for the first quarter ended January 31, 1996 to approximately $2.6 million for the first quarter ended January 31, 1997. The increase was primarily the result of increased staffing levels in the areas of sales, technical assistance and field support, and increases in commissions earned, trade show participation and promotional costs. During the first quarter ended January 31, 1997, selling and marketing expenses were 4.8% of revenue. The Company anticipates that its selling and marketing expenses will increase in absolute dollars during the remainder of fiscal year 1997 as additional personnel are hired and offices opened to allow the Company to pursue new market opportunities.

  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $5.8 million from approximately $0.5 million for the first quarter ended January 31, 1996 to approximately $6.3 million for the first quarter ended January 31, 1997. Approximately $5.0 million of the increase was due to an accrual of estimated legal and related costs associated with pending litigation. See Part II, Item 1 "Legal Proceedings". The remaining balance was primarily the result of increased staffing levels and outside consulting services. The Company believes that its general and administrative expenses for the remainder of fiscal 1997 will increase from the $1.3 million level ($6.3 million less the $5.0 million estimated legal and related costs accrual) incurred in the first quarter ended January 31, 1997 due to the expansion of the Company's administrative staff required to support its expanding operations and an increase in expenses associated with operating as public company.

  OPERATING MARGINS. The Company's operating margin for the first quarter ended January 31, 1997 was $21.2 million or 39.2% of revenue and would have been $26.2 million or 48.5% of revenue exclusive of the approximate $5.0 million accrual for estimated legal and related costs. The Company expects that its operating margins exclusive of the approximate $5.0 million accrual for estimated legal and related costs may decrease as it continues to hire additional personnel and increase operating expenses to support its business. The results of operations for the first quarter of 1997 are not necessarily indicative of results to be expected in future periods.

  INTEREST AND OTHER INCOME (EXPENSE), NET.   Interest income and other income
(expense), net increased to $0.4 million for the first quarter ended January 31, 1997 from $0.2 million for the same period in 1996. The net increase was attributable to higher invested cash balances.

  PROVISION FOR INCOME TAXES.   The Company's provision for income taxes was
39% of pretax earnings, or $8.4 million for the first quarter ended January 31, 1997. Through January 31, 1996, a valuation allowance had been recorded to offset the Company's deferred tax assets, including the possible future benefit from the realization of tax operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

  At January 31, 1997, the Company's principal source of liquidity was its cash and cash equivalents of $31.9 million, which increased by $9.4 million from October 31, 1996. In November 1996, the Company established an unsecured $15.0 million bank revolving line of credit. Borrowings under this line bear interest at the bank's prime rate. As of January 31, 1997, there were no borrowings outstanding under the line of credit.

  Cash generated from operations was $18.1 million for the first quarter ended January 31, 1997. This amount was principally attributable to net income, the non-cash charges of depreciation, amortization, provisions for inventory obsolescence and warranty, increases in accounts payable, accrued expenses and income tax payable; offset by increases in accounts receivable and inventory due to increased revenue and to the general increase in business activity.

  Investment activities in the first quarter ended January 31, 1997 were for capital expenditures of $8.5 million. Capital equipment expenditures in the first quarter of 1997 totaled $4.1 million and were primarily for test, manufacturing and computer equipment. In addition, during the first quarter of 1997 the Company used $4.4 million for the construction of leasehold improvements associated with its new facility and expects to use an additional $6.0 million to $7.0 million of capital in the second quarter of 1997 to complete the construction of leasehold improvements for its new facility and the conversion to full manufacturing of its current facility. The Company has also signed a lease for an additional facility of approximately 57,000 square feet and intends to spend up to $5.0 million to $6.0 million in improving such facility later in fiscal 1997. This space is expected to be used for additional manufacturing requirements and expanded customer service operations.

  The Company believes that the net proceeds from its February 7, 1997 initial public offering of approximately $121.9 million, combined with its existing cash balance, its line of credit and cash flows expected from future operations, will be sufficient to meet the Company's capital requirements for at least the next 18 to 24 months.

RISK CONSIDERATIONS

  MANAGEMENT OF EXPANSION. The Company is experiencing rapid expansion in all areas of its operations, particularly in manufacturing, and the Company anticipates that this expansion will continue in the near future. As of January 31, 1997, the Company employed 301 persons, which was an increase of 76 persons over the prior quarter ended October 31, 1997. The rapid pace and volume of new hiring could adversely affect the efficiency of the Company's manufacturing process. The Company is in the process of substantially increasing its flow of materials, optical assembly, final assembly and final component module and system test functions to respond to anticipated customer demand. The Company is expanding its manufacturing capacity at its existing facility in Savage and has leased a third facility. Any delays or difficulties in the Company's manufacturing process caused by these factors or others could make it difficult for the Company to meet its delivery commitments to customers. The pace of the Company's expansion, in combination with the complexity of the technology involved in the manufacture of the Company's systems, demands an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting the operational needs of the Company and the needs of the Company's customers for quality, reliability, timely delivery and post-installation field support. Given the small number of existing and potential customers for the Company's systems, the adverse effect on the Company resulting from a lack of effective management in any of these areas will be magnified. Inability to manage the expansion of the Company's business would have a material adverse effect on its business, financial condition and results of operations. In addition, the Company's manufacturing expansion and related capital expenditures are being made in anticipation of a level of customer orders that has not been historically experienced by the Company and that may not be achieved. The Company is also seeking to achieve
ISO 9001 certification for its manufacturing facility.   The Company's failure
to achieve such certification would have a material adverse effect on its competitive position.

  COMPETITION. The Company believes the visibility and credibility of DWDM technologies and solutions has increased significantly in recent months, and that as a result, competition from large, established competitors as well as entrepreneurial, smaller competitors, can be expected to accelerate. There can be no assurance that the Company will be able to compete successfully with its existing or new competitors or that competitive pressures faced by the Company will not result in lower prices for the Company's products and otherwise have a material adverse effect on its business, financial condition and results of operations.

  LITIGATION. See Part II, "Legal Proceedings" for a report on recent developments in certain litigation proceedings to which the Company is a party.

  INTELLECTUAL PROPERTY RIGHTS. The Company believes the increased visibility and credibility of DWDM technologies and solutions has made more likely the Company's expectation that DWDM technologies and know-how in general will become increasingly valuable intellectual properties. The Company believes this increasing value in an industry marked by a few very large competing suppliers represents a competitive environment where intellectual property disputes are likely. Intellectual property disputes may be initiated by competitors against the Company for tactical purposes to gain competitive advantage or overcome competitive disadvantage, even if the merits of specific disputes are doubtful. The successful resolution of such disputes may depend, in part, on the extent of the Company's portfolio of intellectual property rights which could be available for cross-licensing as a means of settling disputes. The Company's current portfolio of patents is not as broad or extensive as those of its major competitors, and there is no assurance the Company will be able to add to its patent portfolio. In the future, the Company may be required to bring or defend against other litigation to enforce any patents issued, assigned to, or co-owned by the Company, to protect trademarks, trade secrets and other intellectual property rights owned by the Company, to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any litigation, including the Pirelli litigation described in Part II, "Legal Proceedings", could be costly and a diversion of management's attention, which could have a material adverse effect on the company's business, financial condition and results of operations.

  COMPETITORS AS SUPPLIERS. Certain of the Company's component suppliers are both primary sources for such components and major competitors in the market for system equipment. For example, the Company buys certain key components from Lucent Technologies Inc. ("Lucent"), Alcatel Alsthom Group ("Alcatel"), Northern Telecom Inc. ("Nortel"), NEC Corporation ("NEC") and Siemens AG ("Siemens"), each of which offers optical communications systems and equipment which are competitive with the Company's MultiWave 1600 system. Lucent is the sole source of two integrated circuits and is one of two suppliers of Erbium-doped fiber. Alcatel and Nortel are suppliers of lasers used in the MultiWave 1600 system. NEC is a supplier of certain testing equipment. The Company's business, financial condition and results of operations could be materially and adversely affected if these supply relationships were to decline in reliability or otherwise change in any manner adverse to the Company. Although the Company has not experienced to date any decline in reliability among these vendors, this risk factor continues to be material to the Company given the Company's expansion efforts and the increasingly competitive environment in which the Company operates.

  STOCK PRICE VOLATILITY. The Company's Common Stock price may experience substantial price volatility, particularly as a result of any divergence between the Company's actual or anticipated financial results and published expectations of analysts and as a result of announcements by the Company and its competitors. Such divergence is likely to occur from time to time, particularly in light of the Company's dependence on a small number of existing and potential customers, long and unpredictable sales cycles, and the absence of unconditional minimum purchase commitments from any customer. In addition, the market prices of many technology companies have experienced extreme price and volume fluctuations in the recent stock market, and the Company's stock price may be similarly impacted, irrespective of the Company's operating performance.


PART II. - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS

  PIRELLI LITIGATION. On December 20, 1996, a U.S. affiliate of Pirelli SpA ("Pirelli") filed suit in U.S. District Court in Delaware, alleging willful infringement by the Company of five U.S. patents held by Pirelli. The lawsuit seeks treble damages, attorneys' fees and costs, as well as preliminary and permanent injunctive relief against the alleged infringement. On February 10, 1997, the Company filed its answer denying infringement, alleging inequitable conduct on the part of Pirelli in the prosecution of certain of its patents, and stating a counterclaim against the relevant Pirelli parties for a declaratory judgment finding the Pirelli patents invalid and/or not infringed. Discovery proceedings are expected to be completed by September 30, 1997, with trial expected no earlier than February 1998.

  The Company has filed a complaint against Pirelli with the International Trade Commission ("ITC"), based on the Company's belief that a 32 channel DWDM system announced by Pirelli infringes at least two of the Company's patents. The Company's complaint seeks a ban on the importation by Pirelli into the U.S. of any infringing 32 channel system. The complaint is currently being reviewed by the ITC staff, with formal proceedings expected to be instituted by the ITC in the second quarter of 1997.

  On March 14, 1997, the Company filed suit against Pirelli in U.S. District Court in the Eastern District of Virginia, alleging willful infringement by Pirelli of three U.S. patents held or co-owned by the Company. The lawsuit seeks treble damages, attorneys' fees and costs, as well as permanent injunctive relief against the alleged infringement. The patents at issue relate to certain of Pirelli's cable television equipment, to Pirelli's 4 and 8 channel WDM systems, and to certain Pirelli fiberoptic communications equipment announced by Pirelli in January 1997 as being deployed in a field trial in the MCI network.

  The Company continues to believe its MultiWave(TM) 1600 system does not infringe any valid claim of the Pirelli patents and intends to defend itself vigorously. In light of the complexity and likely time-consuming nature of the litigation, including the Company's counterclaim, the ITC proceeding, and the Company's patent infringement lawsuit against Pirelli in the Eastern District of Virginia, the Company accrued during the first fiscal quarter of 1997 approximately $5.0 million in estimated legal and related costs associated with these proceedings. While the Company believes its estimate of legal and related costs is adequate based on its current understanding of the overall facts and circumstances, the estimate may be increased later in the fiscal year depending on the course of the legal proceedings.

  The Company expects that the Pirelli proceedings will not only be costly but will also involve a substantial diversion of the time and attention of some members of management. Further, Pirelli and other competitors may use the existence of the Delaware litigation to raise questions in customers' and potential customers' minds as to the Company's ability to manufacture and deliver the MultiWave(TM) 1600 system. There can be no assurance that such efforts by Pirelli and others will not disrupt the Company's existing and prospective customer relationships.

  There can be no assurance that the Company will be successful in the Pirelli litigation, and an adverse determination in the Delaware court could result from a finding of infringement of only one claim of a single patent. The Company may consider settlement due to the costs and uncertainties associated with litigation in general and patent infringement litigation in particular and due to the fact that an adverse determination in the litigation could preclude the Company from producing the MultiWave(TM) 1600 system until it were able to implement a non-infringing alternative design to any portion of the system to which such a determination applied. There can be no assurance that any settlement will be reached by the parties, and the Company is planning on all litigation proceeding through trial. An adverse determination in, or settlement of, the Pirelli litigation could involve the payment of significant amounts, or could include terms in addition to such payments, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  ITEM 2.  CHANGE IN SECURITIES

  During the quarter ended January 31, 1997, the Company issued an aggregate of 321,350 shares of Common Stock in connection with the exercise of stock options by optionees under the Company's Amended and Restated 1994 Stock Option Plan. The Company received an aggregate of $25,419.00 in payment of the exercise prices of the options. The exercises occurred at various times throughout the quarter and the shares sold in connection with those exercised were not registered in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits:  The following are annexed as Exhibits:

                Exhibit
                Number      Description
                ------      -----------
                  3.1*      Certificate of Amendment to Third Restated Certificate of Incorporation
                  3.2*      Third Restated Certificate of Incorporation
                  3.3*      Amended and Restated Bylaws
                 11.0       Statement of Computation of Per Share Earnings
                 27.0       Financial Data Schedule

           (b)  Reports on Form 8-K:

                Form 8-K filed February 19, 1997

* Filed with the Company's Registration Statement No. 333-17729.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CIENA CORPORATION


Date: March 17, 1997             By:      /s/  Patrick H. Nettles
      --------------                      ----------------------------------
                                          Patrick H. Nettles
                                          President, Chief Executive Officer
                                          and Director
                                          (Duly Authorized Officer)



Date: March 17, 1997             By:      /s/  Joseph R. Chinnici
      --------------                      ----------------------------------
                                          Joseph R. Chinnici
                                          Vice President, Finance and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                               INDEX TO EXHIBITS


Exhibit Number                   Description                              Page
   11.0          Statements Regarding Computation of  Per Share
                 Earnings (loss) for the three months ended January
                 31, 1997 and three months ended January 31, 1996           16

   27.0          Financial Data Schedule                                    17