Form 10-Q
period 1997-04-30
CIENA CORP
filed 1997-05-22
CIK 936395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997

                         COMMISSION FILE NUMBER: 0-21969

                                CIENA CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                              23-2725311
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

                 920 ELKRIDGE LANDING ROAD, LINTHICUM, MD 21090
               (Address of Principal Executive Offices) (Zip Code)

                                 (410) 865-8500
              (Registrant's telephone number, including area code)

                      8530 CORRIDOR ROAD, SAVAGE, MD 20763
         (Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  CLASS                             OUTSTANDING AT MAY 22, 1997
      Common stock. $.01 par value                           96,244,983

                               Page 1 of 21 pages
                        Exhibit Index appears on page 19

                                CIENA CORPORATION

                                      INDEX

                                    FORM 10-Q

                                                                           PAGE NUMBER
                                                                           -----------

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Statements of Operations
               Quarters and six months ended April 30, 1996
               and April 30, 1997                                               3

               Consolidated Balance Sheets
               October 31, 1996 and April 30, 1997                              4

               Consolidated Statements of Cash Flows
               Six months ended April 30, 1996 and
               April 30, 1997                                                   5

               Notes to Financial Statements                                    6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                       9

Item 3.        Quantitative and Qualitative Disclosures About
               Market Risk - Not applicable

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                                15

Item 2.        Changes in Securities                                            16

Item 6.        Exhibits and Reports on Form 8-K                                 17

Signatures                                                                      18

Index to Exhibits                                                               19

Item 1. Financial Statements


                                CIENA CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                    Quarter Ended                     Six Months Ended
                                               April 30,        April 30,         April 30,        April 30,
                                                 1996              1997             1996             1997
                                               --------         ---------         --------         ---------
Revenue                                        $     --         $  86,669         $     --         $ 140,602
Cost of goods sold                                   --            32,008               --            52,840
                                               --------         ---------         --------         ---------
    Gross profit                                     --            54,661               --            87,762
                                               --------         ---------         --------         ---------

Operating expenses:
    Research and development                      1,746             4,699            4,219             7,749
    Selling and marketing                           700             4,485            1,191             7,083
    General and administrative                      526             2,106            1,025             8,401
                                               --------         ---------         --------         ---------
      Total operating expenses                    2,972            11,290            6,435            23,233
                                               --------         ---------         --------         ---------

Income (loss) from operations                    (2,972)           43,371           (6,435)           64,529

Interest and other income                           292             1,968              459             2,360

Interest expense                                    (55)              (91)             (93)             (193)
                                               --------         ---------         --------         ---------

Income (loss) before income taxes                (2,735)           45,248           (6,069)           66,696

Provision for income taxes                           --            17,646               --            26,011
                                               --------         ---------         --------         ---------

Net income (loss)                              $ (2,735)        $  27,602         $ (6,069)        $  40,685
                                               ========         =========         ========         =========

Pro forma net income (loss) per common
   and common equivalent share                 $  (0.03)        $    0.26         $  (0.06)        $    0.40
                                               ========         =========         ========         =========

Pro forma weighted average common and
   common equivalent shares outstanding          99,111           104,457           99,111           101,493
                                               ========         =========         ========         =========

   The accompanying notes are an integral part of these financial statements.

                                CIENA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 October 31,       April 30,
                                                                    1996              1997
                                                                 -----------      -----------
                                                                 (Audited)        (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                     $ 22,557         $ 180,791
    Accounts receivable, net                                        16,759            31,187
    Inventories, net                                                13,228            22,859
    Deferred income taxes                                            1,834             4,308
    Prepaid expenses and other                                         634             1,108
                                                                  --------         ---------
         Total current assets                                       55,012           240,253
Equipment, furniture and fixtures, net                              11,863            36,092
Other assets                                                           426               392
                                                                  --------         ---------
    Total assets                                                  $ 67,301         $ 276,737
                                                                  ========         =========
  LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current installments of capital lease obligations             $    960         $     988
    Current maturities of notes payable                                 69                --
    Accounts payable                                                 6,278            15,150
    Accrued liabilities                                              5,242            21,268
    Income taxes payable                                             3,342            10,246
    Deferred revenue                                                 3,265               652
                                                                  --------         ---------
         Total current liabilities                                  19,156            48,304
    Capital lease obligations, less current installments             2,186             1,691
    Notes payable, less current maturities                             487                --
    Deferred income taxes                                               --            17,560
    Deferred rent                                                       98               585
                                                                  --------         ---------
         Total liabilities                                          21,927            68,140
Commitments and contingencies                                           --                --
Mandatorily redeemable preferred stock - par value $.01,
    16,250,000 shares authorized: 14,663,148 and zero
    issued and outstanding;                                         40,404                --
Stockholders' equity:
    Preferred stock - par value $.01; 20,000,000 shares
       authorized; zero shares issued and outstanding                   --                --
    Common stock - par value $.01; 180,000,000 shares
       authorized; 13,191,585 and 96,241,858 shares issued
       and outstanding                                                 132               962
    Additional paid-in capital                                         339           162,502
    Notes receivable from stockholders                                 (60)             (111)
    Retained earnings                                                4,559            45,244
                                                                  --------         ---------
         Total stockholders' equity                                  4,970           208,597
    Total liabilities, mandatorily redeemable preferred
       stock and stockholders' equity                             $ 67,301         $ 276,737
                                                                  ========         =========

The accompanying notes are an integral part of these financial statements.

                               CIENA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     Six Months Ended April 30,
                                                                                     --------------------------
                                                                                         1996              1997
                                                                                         ----              ----
Cash flows from operating activities:
      Net income (loss)                                                               $ (6,069)        $  40,685
       Adjustments to reconcile net income (loss) to net cash (used in)
          provided by operating activites:
             Non-cash charges from equity transactions                                      --                20
             Write down of leasehold improvements                                           --               571
             Depreciation and amortization                                                 431             3,157
             Provision for doubtful accounts                                                --               200
             Provision for inventory excess and obsolescence                               588             2,098
             Provision for warranty and other contractual obligations                       --             5,872
             Changes in assets and liabilities:
                     Decrease (increase) in accounts receivable                              4           (14,628)
                     Increase in prepaid expenses and other                                 (1)             (474)
                     Increase in inventories                                            (8,249)          (11,729)
                     Increase in deferred income tax asset                                  --            (2,474)
                     Decrease (increase) in other assets                                     8              (396)
                     Increase in accounts payable and accruals                           2,100            19,026
                     Increase in income taxes payable                                       --             6,904
                     Increase (decrease) in deferred revenue and deferred rent              77            (2,125)
                                                                                      --------         ---------
             Net cash (used in) provided by operating activities                       (11,111)           46,707
                                                                                      --------         ---------
Cash flow from investing activities:
      Additions to equipment, furniture and fixtures                                    (3,631)          (27,526)
                                                                                      --------         ---------
             Net cash used in investing activities                                      (3,631)          (27,526)
                                                                                      --------         ---------
Cash flow from financing activities:
      Principal payments on notes payable                                                   --              (556)
      Net proceeds from issuance of or subscription to mandatorily
             redeemable preferred stock                                                 25,950                --
      Proceeds from issuance of common stock and warrants                                   11           122,517
      Tax benefit related to exercise of stock warrants                                     --            17,560
      Proceeds from lease financing activities                                           1,077                --
      Principal payments on capital lease obligations                                     (233)             (468)
                                                                                      --------         ---------
             Net cash provided by financing activities                                  26,805           139,053
                                                                                      --------         ---------
             Net increase in cash and cash equivalents                                  12,063           158,234
Cash and cash equivalents at beginning of period                                         5,032            22,557
                                                                                      --------         ---------
Cash and cash equivalents at end of period                                            $ 17,095         $ 180,791
                                                                                      ========         =========

The accompanying notes are an integral part of these financial statements.

                                CIENA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

        The interim consolidated financial statements included herein for CIENA Corporation (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements included in this report reflect all normal recurring adjustments which the Company considers necessary for fair presentation of the results of operations for the interim periods covered and of the financial position of the Company at the date of the interim consolidated balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the Company's October 31, 1996 audited financial statements and notes thereto included in the Company's Form S-1 Registration Statement for its initial public offering of Common Stock (the "IPO"), declared effective on February 7, 1997.

Principles of Consolidation

        During the second quarter ended April 30, 1997, the Company formed three wholly owned subsidiaries for the purpose of segregating aspects of the Company's business. The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

        During the six months ended April 30, 1997, all of the Company's revenue was attributable to a single product and to three customers.

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

                                CIENA CORPORATION

(2) INVENTORIES

        Inventories are comprised of the following (in thousands):

                                               October 31,       April 30,
                                                  1996             1997
                                               (audited)       (unaudited)
                                                --------         --------
Raw materials                                   $  8,585         $ 15,124
Work-in-process                                    3,629            5,864
Finished goods                                     2,951            5,352
                                                --------         --------
                                                  15,165           26,340
Less reserve for excess and obsolescence          (1,937)          (3,481)
                                                --------         --------
                                                $ 13,228         $ 22,859
                                                ========         ========

(3) EQUIPMENT, FURNITURE AND FIXTURES

        Equipment, furniture and fixtures are comprised of the following (in thousands):

                                                 October 31,      April 30,
                                                    1996            1997
                                                 (audited)      (unaudited)
                                                 --------         --------
Equipment, furniture and fixtures                $ 11,647         $ 29,115
Leasehold improvements                              1,141            9,019
                                                 --------         --------
                                                   12,788           38,134
Accumulated depreciation and amortization          (1,388)          (4,114)
Construction-in-progress                              463            2,072
                                                 --------         --------
                                                 $ 11,863         $ 36,092
                                                 ========         ========


(4) NOTES PAYABLE

        In June 1996, the Company borrowed $556,000 from the Maryland Economic Development Corporation for the construction of leasehold improvements and executed promissory notes of $500,000 and $56,000 with annual interest rates of $6.63% and 3.00%, respectively. In April 1997, the Company repaid the notes in full.

(5) ACCRUED LIABILITIES - COMMITMENTS AND CONTINGENCIES

        Operating Lease Commitments

        In March 1997, the Company entered to an agreement to lease an additional facility of approximately 57,000 square feet in Linthicum, Maryland. The lease term is five years with a minimum lease obligation of approximately $663,000 per year.

        Legal and related costs

        Included in general and administrative expenses for the six months ended April 30, 1997, is an accrual of approximately $5.0 million representing management's estimate of certain legal and related costs associated with the Company's defense of pending litigation, of which approximately $4.6 million remains as of April 30, 1997. See Part II, Item 1, "Legal Proceedings".

        Accrued Liabilities

        Accrued liabilities are comprised of the following (in thousands):

                                                                 October 31,     April 30,
                                                                     1996          1997
                                                                  (audited)    (unaudited)
                                                                  ---------    -----------
Warranty and other contractual obligations                         $ 1,584        $ 6,635
Accrued compensation                                                 2,314          3,348
Unbilled construction-in-process and leasehold improvements             50          2,883
Legal and related costs                                                300          4,817
Other                                                                  994          3,585
                                                                   -------        -------
                                                                   $ 5,242        $21,268
                                                                   =======        =======

(6) STOCKHOLDERS' EQUITY

        The Company completed its IPO of 5,750,000 shares, inclusive of 750,000 shares from the exercise of the underwriters over-allotment option, at a price of $23 per share on February 7, 1997. Net proceeds from the offering were approximately $121.8 million with an additional $0.6 million received from the exercise of certain outstanding warrants. As of April 30, 1997, the Company's income taxes currently payable for both federal and state purposes have been reduced by a tax benefit of approximately $17.6 million resulting from exercises of certain stock warrants which amount has been credited directly to long-term deferred income taxes.

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

        The Company completed its IPO of 5,750,000 shares, inclusive of 750,000 shares from the exercise of the underwriters over-allotment option, at a price of $23 per share on February 7, 1997. Net proceeds from the offering were approximately $121.8 million with an additional $0.6 million received from the exercise of certain outstanding warrants. The Company has added the net proceeds from the offering and from the exercise of the warrants to working capital. Pending use of the net proceeds, the Company has invested such funds in short-term, interest bearing investment grade obligations.

        Revenues for the six months ended April 30, 1997 of $140.6 million were the result of MultiWave(TM) 1600 systems sales to Sprint Corporation ("Sprint"), LDDS WorldCom ("WorldCom") and, through the Company's Japanese distributor, Teleway Japan Corporation ("Teleway").

        The Company is engaged in continuing efforts to expand its manufacturing capabilities. In April 1997 the Company moved its non-manufacturing operating functions to an approximately 96,000 square foot facility near the Baltimore/Washington International Airport in Linthicum, Maryland. The vacated areas of the 50,500 square foot facility in Savage, Maryland are currently being renovated for manufacturing capabilities. Approximately two thirds of the improvements are completed, with the balance expected to be completed in the third quarter of 1997. In March 1997 the Company signed a lease for an additional facility of approximately 57,000 square feet located in Linthicum. This space is expected to be used for additional manufacturing requirements and expanded customer service operations.

        As of April 30, 1997 the Company employed 443 persons, which was an increase of 142 persons over the quarter ended January 31, 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1996 COMPARED TO THREE MONTHS ENDED APRIL 30, 1997

        REVENUE. The Company recognized $86.7 million in Multiwave 1600 system revenue for the second quarter ended April 30, 1997. The Company had no revenue for the comparable quarter ended April 30, 1996. Second quarter 1997 revenues were largely the result of continued Multiwave 1600 systems sales to Sprint and WorldCom as well as the initial product acceptance and revenue recognition of Multiwave 1600 systems shipped to Teleway.

        GROSS PROFIT. Gross profits were $54.7 million for the second quarter ended April 30, 1997 with no comparable gross profits for the quarter ended April 30, 1996. Gross margin was 63.1% for the second quarter ended April 30, 1997. The Company's gross margins in the future may be affected by a number of factors, including competitive market pricing, manufacturing volumes and efficiencies and fluctuations in component costs. See "Risk Considerations". The Company's future gross margins may also be affected by the mix of product features and configurations sold in a period as well as the extent of services provided.

        RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $4.7 million and $1.7 million for the second quarters ended April 30, 1997 and April 30, 1996, respectively. Approximately $3.0 million or 169% increase in research and development expenses was related to increased staffing levels, purchase of materials used in development of new or enhanced product prototypes, and outside consulting services in support of certain developments and design efforts. During the second quarter ended April 30, 1997, research and development expenses were 5.4% of revenue. The Company believes its research and development expenditures will continue to increase in absolute dollars and perhaps as a percentage of revenue during the remainder of fiscal year 1997 to support the continued development of the MultiWave system, the exploration of new or complementary technologies, the development of new or enhanced product prototypes, and the pursuit of various cost reduction strategies. The Company expenses research and development costs as incurred.

        SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $4.5 million and $0.7 million for the second quarters ended April 30, 1997 and 1996, respectively. The increase was primarily the result of increased staffing levels in the areas of sales, technical assistance and field support, and increases in commissions earned, trade show participation and promotional costs. During the second quarter ended April 30, 1997, selling and marketing expenses were 5.2% of revenue. The Company anticipates that its selling and marketing expenses will increase in absolute dollars and perhaps as a percentage of revenue during the remainder of fiscal year 1997 as additional personnel are hired and offices opened to allow the Company to pursue new market opportunities. The Company also expects the portion of selling and marketing expenses attributable to technical assistance and field support will increase as the Company's installed base of operational MultiWave systems increases.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $2.1 million and $0.5 million for the second quarters ended April 30, 1997 and 1996, respectively. The increase was primarily the result of increased staffing levels and outside consulting services. During the second quarter ended April 30, 1997, general and administrative expenses were 2.4% of revenue. The Company believes that its general and administrative expenses for the remainder of fiscal 1997 will increase in absolute dollars during the remainder of fiscal year 1997 due to the expansion of the Company's administrative staff required to support its expanding operations and an increase in expenses associated with operating as public company.

        OPERATING MARGINS. The Company's operating margin for the second quarter ended April 30, 1997 was $43.4 million or 50.0% of revenue. The Company expects that its operating margins will decrease as it continues to hire additional personnel and increase operating expenses to support its business.

        INTEREST AND OTHER INCOME. Interest income and other income increased to $1.9 million for the second quarter ended April 30, 1997 from $0.2 million for the same period in 1996. The net increase was attributable to higher invested cash balances.

        PROVISION FOR INCOME TAXES. The Company's provision for income taxes was 39% of pretax earnings, or $17.6 million for the second quarter ended April 30, 1997. Through April 30, 1996, a valuation allowance had been recorded to offset the Company's deferred tax assets, including the possible future benefit from the realization of tax operating loss carry forwards.

SIX MONTHS ENDED APRIL 30, 1996 COMPARED TO SIX MONTHS ENDED APRIL 30, 1997

        REVENUE. The Company recognized $140.6 million in Multiwave 1600 system revenue for the six months ended April 30, 1997. The Company had no revenue for the comparable six months ended April 30, 1996. The Company began shipping the MultiWave 1600 system for field testing in May 1996 with customer acceptance by Sprint occurring in July 1996. The MultiWave 1600 system began carrying live traffic in the Sprint network in October 1996, and the field trials in the WorldCom and Teleway networks were successfully completed in December 1996 and March 1997, respectively. Revenues for the six months ended April 30, 1997 were the result of Multiwave 1600 systems sales to Sprint as well as the initial product acceptance and revenue recognition of Multiwave 1600 systems shipped to WorldCom and Teleway.

        GROSS PROFIT. Gross profits were $87.8 million for the six months ended April 30, 1997 with no comparable gross profits for the six months ended April 30, 1996. Gross margin was 62.4% for the six months ended April 30, 1997. The Company's gross margins in the future may be affected by a number of factors, including competitive market pricing, manufacturing volumes and efficiencies and fluctuations in component costs. See "Risk Considerations". The Company's future gross margins may also be affected by the mix of product features and configurations sold in a period as well as the extent of services provided.

        RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $7.7 million and $4.2 million for the six months ended April 30, 1997 and April 30, 1996, respectively. The approximate $3.5 million or 83% increase in research and development expenses from the six months ended April 30, 1996 to the six months ended April 30, 1997 was related to increased staffing levels, purchase of materials used in development of new or enhanced product prototypes, and outside consulting services in support of certain developments and design efforts. During the six months ended April 30, 1997, research and development expenses were 5.5% of revenue. The Company expects that its research and development expenditures will continue to increase in absolute dollars and perhaps as a percentage of revenue during the remainder of fiscal year 1997 to support the continued development of the MultiWave system, the exploration of new or complementary technologies, and the pursuit of various cost reduction strategies. The Company has expensed research and development costs as incurred.

        SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $7.1 million and $1.2 million the six months ended April 30, 1997 and April 30, 1996, respectively. The approximate $5.9 million or 495% increase was primarily the result of increased staffing levels in the areas of sales, technical assistance and field support, and increases in commissions earned, trade show participation and promotional costs. During the six months ended April 30, 1997, selling and marketing expenses were 5.0% of revenue. The Company anticipates that its selling and marketing expenses will increase in absolute dollars perhaps as a percentage of revenue during the remainder of fiscal year 1997 as additional personnel are hired and offices opened to allow the Company to pursue new market opportunities. The Company also expects the portion of selling and marketing expenses attributable to technical assistance and field support will increase as the Company's installed base of operational MultiWave systems increases.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $8.4 million and $1.0 million for the six months ended April 30, 1997 and April 30, 1996, respectively. The approximate $7.4 million increase for the six months ended April 30, 1996 was primarily the result of a $5.0 million charge to accrue estimated legal and related costs associated with pending litigation, of which $.4 million has been paid as of April 30, 1997. See Part II, Item 1 "Legal Proceedings". The remaining balance was primarily the result of increased staffing levels and outside consulting services. During the six months ended April 30, 1997, general and administrative expenses were 6.0% of revenue. The Company believes that its general and administrative expenses for the remainder of fiscal 1997 will increase from the $3.4 million level ($8.4 million less the $5.0 million estimated legal and related costs accrual) incurred in the six months ended April 30, 1997 due to the expansion of the Company's administrative staff required to support its expanding operations and an increase in expenses associated with operating as public company.

        OPERATING MARGINS. The Company's operating margin for the six months ended April 30, 1997 was $64.5 million or 45.9% of revenue and would have been $69.5 million or 49.4% of revenue exclusive of the $5.0 million accrual for estimated legal and related costs. The Company expects that its operating margins, exclusive of the $5.0 million accrual for estimated legal and related costs, will decrease as it continues to hire additional personnel and increase operating expenses to support its business.

        INTEREST AND OTHER INCOME. Interest income and other income increased to $2 million for the six months ended April 30, 1997 from $0.4 million for the same period in 1996. The net increase was attributable to higher invested cash balances.

        PROVISION FOR INCOME TAXES. The Company's provision for income taxes was 39% of pretax earnings, or $26.0 million for the six months ended April 30, 1997. Through April 30, 1996, a valuation allowance had been recorded to offset the Company's deferred tax assets, including the possible future benefit from the realization of tax operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

        At April 30, 1997, the Company's principal source of liquidity was its cash and cash equivalents of $180.8 million, which increased by $158.2 million from October 31, 1996. In November 1996, the Company established an unsecured $15.0 million bank revolving line of credit. Borrowings under this line bear interest at the bank's prime rate. As of April 30, 1997, there were no borrowings outstanding under the line of credit.

        Cash generated from operations was $46.7 million for the first six months ended April 30, 1997. This amount was principally attributable to net income adjusted for the non-cash charges of depreciation, amortization, provisions for inventory obsolescence and warranty, increases in accounts payable, accrued expenses and income tax payable; offset by increases in accounts receivable and inventory due to increased revenue and to the general increase in business activity.

        Investment activities during the six months ended April 30, 1997 were for capital expenditures of $27.5 million. Capital equipment expenditures in the first six months of 1997 totaled $17.5 million and were primarily for test, manufacturing and computer equipment. In addition, during the first six months of 1997 the Company used $10.0 million for the construction of leasehold improvements associated with its manufacturing and non-manufacturing facilities in Savage and Linthicum, Maryland. In March 1997 the Company signed a lease for an additional facility of approximately 57,000 square feet. This space is expected to be used for additional manufacturing requirements and expanded customer service operations. The Company intends to spend up to an additional $6.0 million to $7.0 million in improving its facilities later in fiscal 1997.

        Cash generated from financing activities during the six months ended April 30, 1997 was $139.0 million. This amount was primarily the result of the net proceeds from the Company's February 7, 1997 initial public offering of approximately $121.8 million and a $17.6 million tax benefit related to exercise of stock warrants.

        The Company believes that the net proceeds from its February 7, 1997 initial public offering, combined with its existing cash balance, its line of credit and cash flows expected from future operations, will be sufficient to meet the Company's capital requirements for at least the next 18 to 24 months.

NEWLY ISSUED ACCOUNTING STANDARD

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 simplifies the earnings per share (EPS) computation and replaces the presentation of primary EPS with a presentation of basic EPS. This statement also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with a complex capital structure and requires a reconciliation of the numerator and denominator used for the basic and diluted EPS computation. The Company is not required to implement SFAS No. 128 until Fiscal 1998; however, if implemented in the current period, the weighted average shares outstanding for basic EPS and the resulting EPS would be 89,287,000 and $.31 for the quarter ending April 30, 1997, 51,962,000 and $.78 for the six months ending April 30, 1997, 12,862,000 and $(.21) for the quarter ending April 30, 1996 and 12,331,000 and $(.49) for the six months ending April 30, 1996. Diluted EPS under SFAS No. 128 will be the same as currently presented.

RISK CONSIDERATIONS

        MANAGEMENT OF EXPANSION. The Company is experiencing rapid expansion in all areas of its operations, particularly in manufacturing, and the Company anticipates that this expansion will continue in the near future. Total personnel grew from 301 at January 31, 1997 to 443 at April 30, 1997. Total facilities' space in use has increased from 50,500 square feet in one facility as of the fiscal year ended October 31, 1996, to approximately 210,000 square feet in three facilities by the end of May 1997. This expansion, and the attendant separation and relocation of various operating functions to different facilities, has placed strains on the material, financial and personnel resources of the Company and will continue to do so. The rapid pace and volume of new hiring, and the accelerated ramp up in manufacturing capacity, if not effectively managed, could adversely affect the quality or efficiency of the Company's manufacturing process. The Company continues to increase its flow of materials, optical assembly, final assembly and final component module and system test functions in anticipation of a level of customer orders that has not been historically experienced by the Company and that may not be achieved. Given the small number of existing and potential customers for the Company's systems, the adverse effect on the Company resulting from a lack of effective management in any of these areas will be magnified. Inability to manage the expansion of the Company's business would have a material adverse effect on its business, financial condition and results of operations. The Company is also seeking to achieve ISO 9001 certification for its manufacturing facility. The Company's failure to achieve such certification would have a material adverse effect on its competitive position.

        RECENT PRODUCT INTRODUCTION. The Company's first operational systems began carrying live traffic for Sprint in October 1996 and for Teleway in April 1997, and therefore do not have a history of live traffic operation over an extended period of time. If reliability, quality or network monitoring problems should develop, a number of material and adverse effects could result, including manufacturing rework costs, high service and warranty expense, high levels of product returns, delays in collecting accounts receivable, reduced orders from existing customers and declining level of interest from potential customers. The Company is aware of instances in which installation and activation of certain MultiWave 1600 systems have been delayed due to faulty components found in certain portions of these systems. There are a considerable number of the Company's systems scheduled to be turned up for live traffic operation over the next three to five months. The Company expects there will be interruptions or delays from time to time in the activation of the systems, particularly because the Company does not control all aspects of the installation and activation activities. If significant interruptions or delays occur, or if their cause is not promptly identified, diagnosed and resolved, confidence in the MultiWave 1600 system could be undermined. An undermining of confidence in the MultiWave 1600 system would have a material adverse effect on the Company's customer relationships, business, financial condition and results of operations.

        COMPETITION. The Company believes the rapid pace at which the need for higher and more cost-effective bandwidth has developed was not widely anticipated in the telecommunications industry. The Company believes its timely introduction of an open-architecture based DWDM system at the early stages of this intensifying need has enabled it to achieve a market leadership position in the long distance portion of the industry. However, competition in the global telecommunications industry historically has been dominated by a small number of very large companies, each of which have greater financial, technical and marketing resources, greater manufacturing capacity and more established customer relationships with network operators than the Company. Each of Lucent Technologies Inc., formerly part of AT&T Corporation ("Lucent"), Alcatel Alsthom Group ("Alcatel"), Northern Telecom Inc. ("Nortel"), NEC Corporation ("NEC"), Pirelli SpA ("Pirelli"), Siemens AG ("Siemens") and Telefon AB LM Ericsson are expected to move aggressively to capture market share in the DWDM market. The Company expects aggressive competitive moves to include early announcement of competing or alternative products, and significant price discounting. While competition in general is broadly based on varying combinations of price, manufacturing capacity, timely delivery, system reliability, service commitment and installed customer base, as well as on the comprehensiveness of the system solution in meeting immediate network needs and foreseeable scaleability requirements, the Company's customers are themselves under increasing competitive pressure to deliver their services at the lowest possible cost. This pressure may result in pricing for DWDM systems becoming a more important factor in customer decisions, thereby detracting from the advantages the Company may otherwise possess by reason of its market leadership position.

        Intellectual property disputes may also be asserted as part of a competitive effort to reduce the Company's leadership position and limit its ability to achieve greater market share, even if the merits of specific disputes are doubtful. See "Intellectual Property Rights".

        There can be no assurance that the Company will be able to compete successfully with its competitors or that aggressive competitive moves faced by the Company will not result in lower prices for the Company's products, decreased gross profit margins, and otherwise have a material adverse effect on its business, financial condition and results of operations.

        CONCENTRATION OF POTENTIAL CUSTOMERS; DEPENDENCE ON MAJOR CUSTOMERS.
The Company has only four current customers and few potential customers, consisting almost exclusively of long distance telecommunications carriers. There are only a small number of long distance telecommunications carriers, and that number may decrease if and as customers merge with or acquire one another. The Company believes it is satisfactorily moving through the long and unpredictable sales cycles typically involved in the development of additional customer relationships in this industry; however, substantially all of the Company's revenue for fiscal 1997 continues to be expected to be derived from Sprint Corporation and LDDS WorldCom ("WorldCom"). The reduction, delay or cancellation of orders, or a delay in shipment of the Company's products to either of these customers, or the inability of the Company to develop additional customers in the long distance telecommunications market, could and likely would have a material adverse affect on the Company's business, financial condition and results of operations.

        INTELLECTUAL PROPERTY RIGHTS. The Company believes the increased visibility and credibility of DWDM technologies and solutions has made DWDM technologies and know-how in general increasingly valuable intellectual properties. The Company believes this increasing value in an industry marked by a few very large competing suppliers represents a competitive environment where intellectual property disputes are likely. Intellectual property disputes may be initiated by competitors against the Company for tactical purposes to gain competitive advantage or overcome competitive disadvantage, even if the merits of specific disputes are doubtful. The successful resolution of such disputes may depend, in part, on the extent of the Company's portfolio of intellectual property rights which could be available for cross-licensing as a means of settling disputes. The Company's current portfolio of patents is not as broad or extensive as those of its major competitors, and there is no assurance the Company will be able to add to its patent portfolio. In the future, the Company may be required to bring or defend against other litigation to enforce any patents issued, assigned to, or co-owned by the Company, to protect trademarks, trade secrets and other intellectual property rights owned by the Company, to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any litigation, including the Pirelli litigation described in Part II, "Legal Proceedings", could be costly and a diversion of management's attention, which could have a material adverse effect on the company's business, financial condition and results of operations.

        LEGAL PROCEEDINGS. See Part II, "Legal Proceedings" for disclosure concerning recent developments in certain litigation proceedings to which the Company is a party.

        COMPETITORS AS SUPPLIERS. Certain of the Company's component suppliers are both primary sources for such components and major competitors in the market for system equipment. For example, the Company buys certain key components from Lucent, Alcatel, Nortel, NEC and Siemens, each of which offers optical communications systems and equipment which are competitive with the Company's MultiWave 1600 system. Lucent is the sole source of two integrated circuits and is one of two suppliers of Erbium-doped fiber. Alcatel and Nortel are suppliers of lasers used in the MultiWave 1600 system. NEC is a supplier of certain testing equipment. The Company's business, financial condition and results of operations could be materially and adversely affected if these supply relationships were to decline in reliability or otherwise change in any manner adverse to the Company. Although the Company has not experienced to date any decline in reliability among these vendors, this risk factor increases in importance given the Company's expansion efforts and the increasingly competitive environment in which the Company operates.

        FLUCTUATION IN QUARTERLY AND ANNUAL RESULTS. The Company's revenue and operating results are likely to vary significantly from quarter to quarter and from year to year as a result of a number of factors, including the size and timing of orders, product mix and shipments of systems. The timing of order placement, size of orders, satisfaction of contractual customer acceptance criteria, as well as order delays or deferrals and shipment delays and deferrals, may cause material fluctuations in revenue. The Company's dependence on a small number of existing and potential customers increases the revenue impact of each customer's actions relative to these factors. The Company's expense levels in the future will be partially based on its expectations of long term future revenue and as a result net income any quarterly period in which material orders are shipped or delayed or not forthcoming could vary significantly. Quarter-to-quarter sequential growth rates in the first two or three years of operations are likely to vary widely and therefore may not be reliable indicators of annual performance.

        NEW PRODUCT DEVELOPMENT DELAYS. The Company's ability to anticipate changes in technology, industry standards, customer requirements and product offerings and to develop and introduce new and enhanced products will be significant factors in the Company's ability to remain a market leader in the deployment of DWDM systems. The complexity of the technology involved in product development efforts in the DWDM field can result in unanticipated delays. The failure in the future to deliver new and improved products in a timely fashion relative to customer expectations could have a material adverse effect on the Company's competitive position.

STOCK PRICE ISSUES

SHARES ELIGIBLE FOR SALE ON AND AFTER AUGUST 7, 1997. The Company's IPO involved the sale of 5,750,000 shares, and only these shares were initially eligible to be traded in the public market. All but approximately 500,000 of the Company's approximately 88 million pre-IPO shares outstanding were "locked up" from sale on the public market for 180 days following the IPO by agreement between the IPO underwriters and individual Company stockholders. At the time of the Company's IPO, approximately 71 million of the 88 million pre-IPO shares outstanding were expected to first become eligible for trading upon expiration of the lock up agreement. However, because of certain recent amendments of Rule 144 under the Securities Act of 1933, the holding periods formerly required by Rule 144 have been shortened, such that all locked up shares will become eligible for trading upon expiration of the lock up agreement.

The Company's IPO underwriters' have agreed to release 10% of the locked up shares for trading on the public market effective with the opening of trading on Tuesday, May 27, 1997. The balance of the locked up shares will become eligible for sale on August 7, 1997. The owners of all locked up shares have experienced substantial appreciation in the value of their shares relative to the price paid for them. In the event all or a significant portion of these stockholders elect to sell their shares the price of the Company's stock could materially decline, irrespective of the Company's operating performance.
Further releases of a portion or portions of the locked up shares, or a possible secondary offering of some portion of the locked up shares may occur prior to August 7, 1997. There is no assurance that either of these will occur, or if they occur, that they will materially reduce the number of previously locked up shares which will first become available for sale on August 7, 1997 or otherwise alleviate the selling pressure that may apply to the Company's publicly traded stock.

STOCK PRICE VOLATILITY. The Company's Common Stock price has experienced substantial price volatility, and is likely to continue to do so. Such volatility can arise as a result of any divergence between the Company's actual or anticipated financial results and published expectations of analysts and as a result of announcements by the Company and its competitors. Such divergence is likely to occur from time to time, particularly in light of the Company's dependence on a small number of existing and potential customers, long and unpredictable sales cycles and customer purchasing programs, fluctuating quarterly results, and the absence of unconditional minimum purchase commitments from any customer. In addition, the market prices of the common
stock of many technology companies have experienced extreme price and   volume
fluctuations, and the Company's stock price may be similarly impacted, irrespective of the Company's operating performance.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        PIRELLI LITIGATION. On December 20, 1996, a U.S. affiliate of Pirelli filed suit in U.S. District Court in Delaware, alleging willful infringement by the Company of five U.S. patents held by Pirelli. The lawsuit seeks treble damages, attorneys' fees and costs, as well as preliminary and permanent injunctive relief against the alleged infringement. On February 10, 1997, the Company filed its answer denying infringement, alleging inequitable conduct on the part of Pirelli in the prosecution of certain of its patents, and stating a counterclaim against the relevant Pirelli parties for a declaratory judgment finding the Pirelli patents invalid and/or not infringed. Following the filing of the Company's answer, Pirelli dedicated to the public and withdrew from the lawsuit all infringement claims relating to one of the five patents.

        Discovery proceedings are ongoing, and are currently expected to be completed by September 30, 1997, with trial expected no earlier than February 1998.

        The Company has filed a complaint against Pirelli with the International Trade Commission ("ITC"), based on the Company's belief that a 32 channel DWDM system announced by Pirelli infringes at least two of the Company's patents. The Company's complaint seeks a ban on the importation by Pirelli into the U.S. of any infringing 32 channel system. A formal investigative proceeding was instituted by the ITC on April 3, 1997. Discovery proceedings are now ongoing, and a full hearing of the matter is currently scheduled for December 1997.

        On March 14, 1997, the Company filed suit against Pirelli in U.S. District Court in the Eastern District of Virginia, alleging willful infringement by Pirelli of three U.S. patents held or co-owned by the Company. The lawsuit seeks treble damages, attorneys' fees and costs, as well as permanent injunctive relief against the alleged infringement. The patents at issue relate to certain of Pirelli's cable television equipment, to Pirelli's 4 and 8 channel WDM systems, and to certain Pirelli fiberoptic communications equipment announced by Pirelli in January 1997 as being deployed in a field trial in the MCI network. Pirelli's motion to dismiss or transfer for lack of jurisdiction was denied April 28, 1997. Discovery proceedings are now ongoing, with trial expected by late fall 1997.

        The Company continues to believe its MultiWave(TM) 1600 system does not infringe any claim of the four remaining Pirelli patents, and believes certain claims of the Pirelli patents may be invalid. The Company intends to defend itself vigorously, and is planning on all litigation proceeding through trial. In light of the complexity and likely time-consuming nature of the litigation, including the Company's counterclaim, the ITC proceeding, and the Company's patent infringement lawsuit against Pirelli in the Eastern District of Virginia, the Company accrued during the first fiscal quarter of 1997 approximately $5.0 million in estimated legal and related costs associated with these proceedings. While the Company believes its estimate of legal and related costs is adequate based on its current understanding of the overall facts and circumstances, the estimate may be increased later in the fiscal year depending on the course of the legal proceedings.

        The Company expects that the Pirelli proceedings will not only be costly but will also involve a substantial diversion of the time and attention of some members of management. Further, the Company believes Pirelli and other competitors have used the existence of the Delaware litigation to raise questions in customers' and potential customers' minds as to the Company's ability to manufacture and deliver the MultiWave(TM) 1600 system. There can be no assurance that such efforts by Pirelli and others will not disrupt the Company's existing and prospective customer relationships.

        There can be no assurance that the Company will be successful in the Pirelli litigation, and an adverse determination in the Delaware court could result from a finding of infringement of only one claim of a single patent. The Company may consider settlement due to the costs and uncertainties associated with litigation in general and patent infringement litigation in particular and due to the fact that an adverse determination in the litigation could preclude the Company from producing the MultiWave(TM) 1600 system until it were able to implement a non-infringing alternative design to any portion of the system to which such a determination applied. There can be no assurance that any settlement will be reached by the parties. An adverse determination in, or settlement of, the Pirelli litigation could involve the payment of significant amounts, or could include terms in addition to such payments, which could have a material adverse effect on the Company's business, financial condition and results of operations.

        KIMBERLIN LITIGATION. Kevin Kimberlin and parties controlled by him (the "Kimberlin Parties") are owners of Common Stock of the Company, the substantial majority of which has been derived from the conversion at the time of the Company's IPO of Series A, Series B and Series C Preferred Stock then owned by them. On November 20, 1996, the Kimberlin Parties filed suit in U.S. District Court for the Southern District of New York against the Company, and certain directors of the Company, alleging that the Kimberlin Parties were entitled to purchase additional shares of Series C Preferred Stock at the time of the closing of the Series C Preferred Stock financing, but were denied that opportunity by the defendants. The lawsuit alleges that certain rights of first refusal existing under the Series B Preferred Stock Purchase Agreement entitled the Kimberlin Parties to purchase more shares of Series C Preferred Stock than were in fact purchased by them at the time of the closing of the Series C Preferred Stock financing in December 1995. The lawsuit claims breach of contract, breach of fiduciary duty and violation of Securities and Exchange Commission Rule 10b-5 by the defendants. On January 6, 1997, the Company filed its answer to the Kimberlin Parties complaint, and filed a counterclaim for rescission of the sale of the shares of Series C Preferred Stock purchased by the Kimberlin Parties in the Series C Preferred Stock financing.

        The Kimberlin Parties amended their complaint in May 1997, alleging that the same facts and conduct with respect to the private placement of Series C Preferred Stock represent a violation of federal insider trading laws.

        The number of shares to be purchased by each party to the Series C Preferred Stock financing was communicated in writing to the Kimberlin Parties in December 1995 prior to the Series C closing. Further, as permitted under the Series B Preferred Stock Purchase Agreement, the Series C Preferred Stock Purchase Agreement expressly stated that all rights of first refusal referred to in the lawsuit were waived. The required number of Series B investors, including the Kimberlin Parties, signed the Series C Preferred Stock Purchase Agreement containing that waiver. In July 1996, the Kimberlin Parties reaffirmed to the Company in writing that their beneficial ownership of shares did not include any shares which they have subsequently claimed in the lawsuit they were entitled to purchase.

        The Company believes that the Kimberlin Parties' claims, brought as the Company's IPO was being prepared, and the amended claims, are without merit and intends to defend itself vigorously. Discovery proceedings are now ongoing.

ITEM 2.  CHANGE IN SECURITIES

        During the quarter ended April 30, 1997, the Company issued an aggregate of 1,566,300 shares of Common Stock in connection with the exercise of stock options by optionees under the Company's Amended and Restated 1994 Stock Option Plan. The Company received an aggregate of $91,246.50 in payment of the exercise prices of the options. The exercises occurred at various times throughout the quarter and the shares sold in connection with those exercised were not registered in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits:  The following are annexed as Exhibits:

                 Exhibit
                 Number           Description
                 ------           -----------
                 11.0             Statement of Computation of Per Share Earnings
                 27.0             Financial Data Schedule

        (b)      Reports on Form 8-K:

                 Form 8-K filed February 19, 1997.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CIENA CORPORATION


Date: May 22, 1997                   By:      /s/  Patrick H. Nettles
      ------------                            -----------------------
                                     Patrick H. Nettles
                                     President, Chief Executive Officer
                                     and Director
                                     (Duly Authorized Officer)



Date: May 22, 1997                   By:      /s/  Joseph R. Chinnici
      ------------                            -----------------------
                                     Joseph R. Chinnici
                                     Vice President, Finance and
                                     Chief Financial Officer
                                     (Principal Financial Officer)

                                INDEX TO EXHIBITS


Exhibit Number          Description                                                   Page
--------------          -----------                                                   ----
         11.0      Statements Regarding Computation of  Per Share
                   Earnings (loss) for the three and six months ended April 30,
                   1997 and three and six months ended April 30, 1996                  20

         27.0      Financial Data Schedule                                             21