Form 10-Q
period 1997-07-31
CIENA CORP
filed 1997-08-21
CIK 936395

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           CLASS                                  OUTSTANDING AT AUGUST 20, 1997
----------------------------------                ------------------------------
  Common stock. $.01 par value                               98,263,550



                               Page 1 of 21 pages
                        Exhibit Index appears on page 19

                               CIENA CORPORATION

                                     INDEX

                                   FORM 10-Q

                                                                          PAGE NUMBER
PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Statements of Operations
               Quarters and nine months ended July 31, 1996
               and July 31, 1997                                                   3

               Consolidated Balance Sheets
               October 31, 1996 and  July 31, 1997                                 4

               Consolidated Statements of Cash Flows
               Nine months ended July 31, 1996 and
               July 31, 1997                                                       5

               Notes to Consolidated Financial Statements                          6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                          9

Item 3.        Quantitative and Qualitative Disclosures About
               Market Risk - Not applicable

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                                   15

Item 2.        Changes in Securities                                               17

Item 6.        Exhibits and Reports on Form 8-K                                    17

Signatures                                                                         18

Index to Exhibits                                                                  19

Item 1.  Financial Statements


                               CIENA CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               Quarter Ended                     Nine Months Ended
                                                        July 31,             July 31,         July 31,           July 31,
                                                         1996                  1997            1996                1997
                                                       ---------             ----------     ---------          -----------
Revenue                                                $ 16,923              $ 112,189      $  16,923          $   252,791
Cost of goods sold                                        7,346                 40,158          7,346               92,998
                                                       ---------             ----------     ----------         ------------
           Gross profit                                   9,577                 72,031          9,577              159,793
                                                       ---------             ----------     ----------         ------------
Operating expenses:
           Research and development                       1,964                  7,245          6,183               14,994
           Selling and marketing                          1,130                  6,315          2,321               13,398
           General and administrative                     1,064                  2,630          2,089               11,031
                                                       ---------             ----------     ----------         ------------
             Total operating expenses                     4,158                 16,190         10,593               39,423
                                                       ---------             ----------     ----------         ------------

Income (loss) from operations                             5,419                 55,841         (1,016)             120,370

Interest and other income (expense), net                    165                  1,528            624                3,888

Interest expense                                            (90)                   (75)          (183)                (268)
                                                       ---------             ----------     ----------         ------------

Income (loss) before income taxes                         5,494                 57,294           (575)             123,990

Provision (benefit) for income taxes                     (4,600)                22,345         (4,600)              48,356
                                                       ---------             ----------     ----------         ------------

Net income                                             $ 10,094              $  34,949      $   4,025          $    75,634
                                                       =========             ==========     ==========         ============
Net income per common
 and common equivalent share                           $   0.10              $    0.33      $    0.04          $      0.74
                                                       =========             ==========     ==========         ============

Weighted average common and
 common equivalent shares outstanding                    99,111                105,296         99,111              102,750
                                                       =========             ==========     ==========         ============


   The accompanying notes are an integral part of these financial statements.

                               CIENA CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           October 31,          July 31,
                                                                               1996               1997
                                                                           -----------         -----------
                                                                             (Audited)         (Unaudited)
                              ASSETS
Current assets:
    Cash and cash equivalents                                              $    22,557          $   244,485
    Accounts receivable, net                                                    16,759               57,103
    Inventories, net                                                            13,228               29,103
    Deferred income taxes                                                        1,834                5,808
    Prepaid expenses and other                                                     634                  994
                                                                           ------------         ------------
        Total current assets                                                    55,012              337,493
Equipment, furniture and fixtures, net                                          11,863               53,194
Other assets                                                                       426                  373
                                                                           ------------         ------------
    Total assets                                                           $    67,301          $   391,060
                                                                           ============         ============

 LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current installments of capital lease obligations                      $       960          $       987
    Current maturities of notes payable                                             69                    -
    Accounts payable                                                             6,278               23,294
    Accrued liabilities                                                          5,242               29,168
    Income taxes payable                                                         3,342               19,483
    Deferred revenue                                                             3,265                2,527
                                                                           ------------         ------------
        Total current liabilities                                               19,156               75,459
    Capital lease obligations, less current installments                         2,186                1,446
    Notes payable, less current maturities                                         487                    -
    Deferred income taxes                                                            -               17,560
    Deferred rent                                                                   98                  678
                                                                           ------------         ------------
        Total liabilities                                                       21,927               95,143
Commitments and contingencies                                                        -                    -
Mandatorily redeemable preferred stock - par value $.01,
    16,250,000 shares authorized: 14,663,148 and zero
    issued and outstanding;                                                     40,404                    -
Stockholders' equity:
    Preferred stock - par value $.01; 20,000,000 shares
       authorized; zero shares issued and outstanding                                -                    -
    Common stock - par value $.01; 180,000,000 shares
       authorized; 13,191,585 and 98,258,550 shares issued
       and outstanding                                                             132                  983
    Additional paid-in capital                                                     339              214,785
    Notes receivable from stockholders                                             (60)                 (44)
    Retained earnings                                                            4,559               80,193
                                                                           ------------         ------------
        Total stockholders' equity                                               4,970              295,917
                                                                           ------------         ------------
    Total liabilities, mandatorily redeemable preferred
       stock and stockholders' equity                                      $    67,301          $   391,060
                                                                           ============         ============


   The accompanying notes are an integral part of these financial statements.

                               CIENA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                         Nine Months Ended July 31,
                                                                                       --------------------------------
                                                                                            1996              1997
                                                                                       ---------------    -------------
Cash flows from operating activities:
   Net income                                                                          $         4,025    $      75,634
    Adjustments to reconcile net income to net cash (used in)
      provided by operating activites:
         Non-cash charges from equity transactions                                                   -               31
         Write down of leasehold improvements                                                        -              571
         Depreciation and amortization                                                             746            5,867
         Provision for doubtful accounts                                                             -              200
         Provision for inventory excess and obsolescence                                         1,606            2,409
         Provision for warranty and other contractual obligations                                  253           11,587
         Changes in assets and liabilities:
             Increase in accounts receivable                                                   (19,088)         (40,544)
             Increase in prepaid expenses and other                                               (132)            (360)
             Increase in inventories                                                           (12,702)         (18,284)
             Increase in deferred income taxes                                                  (4,600)          (3,974)
             (Increase) decrease in other assets                                                   (49)              53
             Increase in accounts payable and accruals                                           5,731           29,355
             Increase in income taxes payable                                                        -           16,141
             Increase (decrease) in deferred revenue and deferred rent                           7,101             (158)
                                                                                       ----------------   --------------
         Net cash (used in) provided by operating activities                                   (17,109)          78,528
                                                                                       ----------------   --------------
Cash flows from investing activities:
   Additions to equipment, furniture and fixtures                                               (6,462)         (47,769)
                                                                                       ----------------   --------------
         Net cash used in investing activities                                                  (6,462)         (47,769)
                                                                                       ----------------   --------------
Cash flows from financing activities:
   Principal borrowings (payments) on notes payable                                                556             (556)
   Net proceeds from issuance of or subscription to mandatorily
         redeemable preferred stock                                                             25,950                -
   Proceeds from issuance of common stock and warrants                                              19          174,878
   Tax benefit related to exercise of stock warrants                                                 -           17,560
   Proceeds from lease financing activities                                                      2,564                -
   Principal payments on capital lease obligations                                                (419)            (713)
                                                                                       ----------------   --------------
         Net cash provided by financing activities                                              28,670          191,169
                                                                                       ----------------   --------------
         Net increase in cash and cash equivalents                                               5,099          221,928
Cash and cash equivalents at beginning of period                                                 5,032           22,557
                                                                                       ----------------   --------------
Cash and cash equivalents at end of period                                             $        10,131    $     244,485
                                                                                       ================   ==============

   The accompanying notes are an integral part of these financial statements.

                              CIENA CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


(1) SIGNIFICANT ACCOUNTING POLICIES

  Interim Financial Statements

           The interim consolidated financial statements included herein for CIENA Corporation (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements included in this report reflect all normal recurring adjustments which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial position of the Company and its subsidiaries at the date of the interim consolidated balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the Company's October 31, 1996 audited financial statements and notes thereto included in the Company's Form S-1 Registration Statement for its initial public offering of Common Stock (the "IPO"), declared effective on February 7, 1997.

  Principles of Consolidation

           During the second quarter ended April 30, 1997, the Company formed three wholly owned subsidiaries for the purpose of segregating aspects of the Company's business. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

  Revenue Recognition

           The Company recognizes product revenue in accordance with the shipping terms specified. For transactions where the Company has yet to obtain customer acceptance or has agreements pertaining to installation services, revenue is deferred until acceptance is received on the underlying transaction. Revenue for installation services is recognized as the services are performed. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets. For distributor sales where risks of ownership have not transferred, the Company recognizes revenue when the product is shipped through to the end user.

           During the nine months ended July 31, 1997, all of the Company's revenue was attributable to a single product and to three customers.

  Computation of Net Income per Share

           The weighted average common and common equivalent shares outstanding and net income per common and common equivalent share are presented on a pro forma basis for all periods included on the accompanying consolidated statements of operations, except for the quarter ended July 31, 1997, which is presented on a historical basis.

           Pro forma net income per common and common equivalent share is computed using the pro forma weighted average number of common and common equivalent shares outstanding. Pro forma weighted average common and common equivalent shares include Common Stock, stock options and warrants using the treasury stock method and shares issued upon conversion of all outstanding shares of Mandatorily Redeemable Preferred Stock. Pursuant to the requirements of the Securities and Exchange Commission, Common Stock, stock options, warrants and convertible Mandatorily Redeemable Preferred Stock issued by the Company during the twelve months immediately preceding the filing of the initial registration statement and through the effective date of such registration statement have been included in the calculation of the pro forma weighted average shares outstanding using the treasury stock method based on the IPO price.

           Historical net income per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding. Weighted average common and common equivalent shares outstanding include Common Stock and stock options and warrants using the treasury stock method.


(2) INVENTORIES

           Inventories are comprised of the following (in thousands):

                                                            October 31,               July 31,
                                                               1996                     1997
                                                            (audited)               (unaudited)
                                                        -----------------         ----------------
Raw materials                                            $         8,585           $       19,238
Work-in-process                                                    3,629                    5,679
Finished goods                                                     2,951                    7,834
                                                        -----------------         ----------------
                                                                  15,165                   32,751
Less reserve for excess and obsolescence                          (1,937)                  (3,648)
                                                        -----------------         ----------------
                                                         $        13,228           $       29,103
                                                        =================         ================

(3) EQUIPMENT, FURNITURE AND FIXTURES

           Equipment, furniture and fixtures are comprised of the following (in thousands):

                                                           October 31,                 July 31,
                                                              1996                       1997
                                                           (audited)                 (unaudited)
                                                       ----------------           ----------------
Equipment, furniture and fixtures                       $       11,647             $       47,047
Leasehold improvements                                           1,141                     11,219
                                                       ----------------           ----------------
                                                                12,788                     58,266
Accumulated depreciation and amortization                       (1,388)                    (7,255)
Construction-in-progress                                           463                      2,183
                                                       ----------------           ----------------
                                                        $       11,863             $       53,194
                                                       ================           ================

(4) NOTES PAYABLE

           In June 1996, the Company borrowed $556,000 from the Maryland Economic Development Corporation for the construction of leasehold improvements and executed promissory notes of $500,000 and $56,000 (collectively the "Notes") with annual interest rates of 6.63% and 3.00%, respectively. In April 1997, the Company repaid the Notes in full.

(5) ACCRUED LIABILITIES - COMMITMENTS AND CONTINGENCIES

           Operating Lease Commitments

           In March 1997, the Company entered into an agreement to lease an additional facility of approximately 57,000 square feet in Linthicum, Maryland. The lease term is five years with a minimum lease obligation of approximately $663,000 per year.

           Legal and related costs

           Included in general and administrative expenses for the nine months ended July 31, 1997, is an accrual of approximately $5.0 million representing management's estimate of certain legal and related costs associated with the Company's defense of certain pending litigation, of which approximately $3.4 million remains as an accrued liability as of July 31, 1997. See Part II, Item 1, "Legal Proceedings".

           Accrued Liabilities

           Accrued liabilities are comprised of the following (in thousands):


                                                                    October 31,                 July 31,
                                                                       1996                       1997
                                                                    (audited)                 (unaudited)
                                                               -----------------           ----------------
Warranty and other contractual obligations                      $         1,584             $       11,586
Accrued compensation                                                      2,314                      4,515
Unbilled construction-in-process and leasehold improvements                  50                      3,520
Legal and related costs                                                     300                      3,820
Other                                                                       994                      5,727
                                                               -----------------           ----------------
                                                                $         5,242             $       29,168
                                                               =================           ================

(6) STOCKHOLDERS' EQUITY

           The Company completed its IPO of 5,750,000 shares, inclusive of 750,000 shares from the exercise of the underwriters' over-allotment option, at a price of $23 per share on February 7, 1997. Net proceeds from the offering were approximately $121.8 million with an additional $0.6 million received from the exercise of certain outstanding warrants. On July 2, 1997 the Company completed a public offering of 10,477,216 shares, inclusive of 1,366,594 shares from the exercise of the underwriters' over-allotment option, at a price of $44 per share less underwriters' discounts and commissions. Of the 10,477,216 shares sold, 1,252,060 shares were sold by the Company, and 9,225,156 shares by selling stockholders. Net proceeds to the company from the public offering were approximately $52.2 million. As of July 31, 1997, the Company's income taxes currently payable for both federal and state purposes have been reduced by a tax benefit of approximately $17.6 million resulting from exercises of certain stock warrants which amount has been credited directly to long-term deferred income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. The Company has set forth in a Form 8-K Report, as filed with the Securities and Exchange Commission on February 19, 1997, and updated and amended on August 6, 1997 (the "Updated Form 8-K") a detailed statement of risks and uncertainties relating to the Company's business. In addition, set forth below under the heading "Risk Considerations" below is a further update since August 6, 1997 of certain of those risks as they relate to the period covered by this report, the Company's near term outlook with respect thereto, and the forward-looking statements set forth herein; however, because the Updated Form 8-K was filed just fourteen days prior to the filing of this quarterly report, the absence in this quarterly report of a complete recitation of or update to all risk factors identified in the Updated Form 8-K should not be interpreted as modifying or superseding any such risk factor, except to the extent set forth below. Investors should review this quarterly report in combination with the Updated Form 8-K in order to have a more complete understanding of the principal risks associated with an investment in the Company's Common Stock.

OVERVIEW

    CIENA Corporation is a leading supplier of dense wavelength division multiplexing ("DWDM") systems to long distance fiberoptic telecommunications carriers. CIENA's DWDM systems alleviate capacity constraints and enable flexible provisioning of additional bandwidth on high-traffic routes in carriers' networks.

    The Company completed its IPO of 5,750,000 shares, inclusive of 750,000 shares from the exercise of the underwriters over-allotment option, at a price of $23 per share on February 7, 1997. Net proceeds from the offering were approximately $121.8 million with an additional $0.6 million received from the exercise of certain outstanding warrants. On July 2, 1997 the Company completed a public offering of 10,477,216 shares of which 1,252,060 shares were sold by the company (inclusive of 252,060 shares from the exercise of the underwriters over-allotment option), at a price of $44 per share less underwriters' discounts and commissions. Net proceeds to the Company from the public offering were approximately $52.2 million. The Company has added the net proceeds from the public offerings and from the exercise of the warrants to working capital. Pending use of the net proceeds, the Company has invested such funds in short-term, interest bearing investment grade obligations.

    Revenues for the nine months ended July 31, 1997 were $252.8 million and consisted of MultiWave(TM) 1600 systems sales to Sprint Corporation ("Sprint"), LDDS WorldCom ("WorldCom") and through the Company's Japanese distributor, to Teleway Japan Corporation ("Teleway"). During the third quarter of 1997, the Company also shipped a Multiwave 1600 system to Digital Teleport, Inc. ("DTI") which upon installation will represent the Company's first deployment of the MultiWave 1600 as part of a newly built long distance fiberoptic route.
Revenue recognition for the DTI shipment has been deferred until completion of initial field testing and product acceptance. In June 1997, the Company signed an agreement to supply MultiWave 1600 systems to Mercury Communications Limited ("Mercury"), a U.K. based subsidiary of Cable and Wireless Communications Group. The agreement calls for delivery and installation over several months beginning in August 1997. The Company also entered into an agreement with BICC Cables, plc, to assist the Company in the delivery of service and support to Mercury in connection with this installation and operation.

    In June 1997 the Company announced a next generation version of the MultiWave 1600 system, the MultiWave Sentry(TM), which includes enhancements that significantly expand the ability of the MultiWave system to interface with data communications equipment in addition to other types of transmission equipment and increase the distance which can be spanned between transmission terminals. The Company also announced a trial evaluation agreement with AT&T Corporation ("AT&T"), which calls for the Company to supply six 16-channel MultiWave Sentry systems for laboratory interoperability testing. In August 1997 the Company reached agreement on a five-year supply contract with AT&T. The supply agreement does not obligate AT&T to make any minimum purchases from the Company.

    The Company is engaged in continuing efforts to expand its manufacturing capabilities. In April 1997 the Company moved its non-manufacturing operating functions to an approximately 96,000 square foot facility near the Baltimore/Washington International Airport in Linthicum, Maryland. During the third quarter ended July 1997, the Company completed the process of renovating the vacated areas of the 50,500 square foot facility in Savage, Maryland for manufacturing capabilities. In March 1997 the Company signed a lease for an additional facility of approximately 57,000 square feet located in Linthicum. As of

August 1997 approximately two thirds of this facility had been renovated to be used for additional manufacturing requirements and expanded customer service operations with the remaining improvements expected to be completed by the fiscal year end.

    The Company expects to add leased non-manufacturing facilities during the fourth quarter of fiscal 1997 in Atlanta, Georgia and in New Jersey. These facilities will be used for product development, customer support and other selling and marketing activities. The Company also expects to lease an additional non-manufacturing facility of approximately 68,000 square feet in the Linthicum area, which it will use for expansion over the next two or three quarters.

    As of July 31, 1997 the Company employed 638 persons, which was an increase of 195 persons over the quarter ended April 30, 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1996 COMPARED TO THREE MONTHS ENDED JULY  31, 1997

    REVENUE.   The Company recognized $112.2 million and $16.9 million in
Multiwave 1600 system revenue for the third quarters ended July 31, 1997 and 1996, respectively. The increase in revenues for the third quarter 1997 compared to the third quarter 1996 was the result of expanded Multiwave 1600 systems sales to Sprint and the addition of MultiWave 1600 system sales to WorldCom.

    GROSS PROFIT. Gross profits for the third quarters ended July 31, 1997 and 1996, were $72.0 million and $9.6 million or 64.2% and 56.6% of revenue, respectively. The approximate $62.4 million increase in gross profits was largely attributable to higher sales volumes. The improvement in gross margin was largely due to lower product costs resulting from greater efficiencies achieved in purchasing and manufacturing activities associated with higher unit volumes. The Company's gross margins in the future may be affected by a number of factors, including competitive market pricing, manufacturing volumes and efficiencies and fluctuations in component costs. The Company's future gross margins may also be affected by the mix of product features and configurations sold in a period as well as the extent of services provided.

        RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $7.2 million and $2.0 million for the third quarters ended July 31, 1997 and 1996, respectively. The increase in research and development expenses was related to increased staffing levels, purchase of materials used in development of new or enhanced product prototypes, and outside consulting services in support of certain development and design efforts. During the third quarters ended July 31, 1997 and 1996, research and development expenses were 6.5% and 11.6% of revenue, respectively. The Company believes its research and development expenditures will continue to increase in absolute dollars and likely as a percentage of revenue during the remainder of fiscal year 1997 to support the continued development of the MultiWave system, the exploration of new or complementary technologies, the development and production of new or enhanced product prototypes, and the pursuit of various cost reduction strategies. The Company expenses research and development costs as incurred.

    SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $6.3 million and $1.1 million for the third quarters ended July 31, 1997 and 1996, respectively. The increase was primarily the result of increased staffing levels in the areas of sales, technical assistance and field support, and increases in commissions earned, trade show participation and promotional costs. During the third quarters ended July 31, 1997 and 1996, selling and marketing expenses were 5.6% and 6.7% of revenue, respectively. The Company anticipates that its selling and marketing expenses will increase in absolute dollars and likely as a percentage of revenue during the remainder of fiscal year 1997 as additional personnel are hired and offices opened to allow the Company to pursue new market opportunities. The Company also expects the portion of selling and marketing expenses attributable to technical assistance and field support will increase as the Company's sales of operational MultiWave systems increases.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $2.6 million and $1.1 million for the third quarters ended July 31, 1997 and 1996, respectively. The increase was primarily the result of increased staffing levels and outside consulting services. During the third quarters ended July 31, 1997 and 1996, general and administrative expenses were 2.3% and 6.3% of revenue, respectively. The Company believes that its general and administrative expenses for the remainder of fiscal 1997 will increase in absolute dollars during the remainder of fiscal year 1997 due to the expansion of the Company's administrative staff required to support its expanding operations and an increase in expenses associated with operating as public company.

    OPERATING MARGINS. The Company's operating margin for the third quarters ended July 31, 1997 and 1996, were $55.8 million and $5.4 million or 49.8% and 32.0% of revenue, respectively. The Company expects that its operating margins will decrease as it continues to hire additional personnel and increase operating expenses to support its business.

    INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income and other income increased to $1.5 million for the third quarter ended July 31, 1997 from $0.1 million for the same period in 1996. The net increase was attributable to higher invested cash balances.

    PROVISION FOR INCOME TAXES. The Company's provision for income taxes was 39% of pretax earnings, or $22.3 million for the third quarter ended July 31, 1997. During the third quarter ended July 31, 1996, a valuation allowance that had been recorded to offset the Company's deferred tax assets, including the possible future benefit from the realization of tax operating loss carry forwards, was reversed resulting in a $4.6 million tax benefit for the quarter.

NINE MONTHS ENDED JULY 31, 1996 COMPARED TO NINE MONTHS ENDED JULY 31, 1997

    REVENUE.   The Company recognized $252.8 million and $16.9 million in
Multiwave 1600 system revenue for the nine months ended July 31, 1997 and 1996, respectively. The Company began shipping the MultiWave 1600 system for field testing in May 1996 with customer acceptance by Sprint occurring in July 1996. The MultiWave 1600 system began carrying live traffic in the Sprint network in October 1996, and the field trials in the WorldCom and Teleway networks were successfully completed in December 1996 and March 1997, respectively. Revenues for the nine months ended July 31, 1997 were the result of Multiwave 1600 systems sales to Sprint as well as the initial product acceptance and revenue recognition of Multiwave 1600 systems shipped to WorldCom and Teleway. All of the revenues for the nine months ended July 31, 1996 were attributable to Multiwave 1600 systems sales to Sprint.

    GROSS PROFIT. Gross profits for the nine months ended July 31, 1997 and 1996, were $159.8 million and $9.6 million or 63.2% and 56.6% of revenue, respectively. The approximate $150.2 million increase in gross profits was largely attributable to higher sales volumes. The improvement in gross margin was largely due to lower product costs resulting from greater efficiencies achieved in purchasing and manufacturing activities associated with higher unit volumes. The Company's gross margins in the future may be affected by a number of factors, including competitive market pricing, manufacturing volumes and efficiencies and fluctuations in component costs. The Company's future gross margins may also be affected by the mix of product features and configurations sold in a period as well as the extent of services provided.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $15.0 million and $6.2 million for the nine months ended July 31, 1997 and 1996, respectively. The approximate $8.8 million or 143% increase in research and development expenses from the nine months ended July 31, 1996 to the nine months ended July 31, 1997 was related to increased staffing levels, purchase of materials used in development of new or enhanced product prototypes, and outside consulting services in support of certain development and design efforts. During the nine months ended July 31, 1997 and 1996, research and development expenses were 5.9% and 36.5% of revenue, respectively. The Company expects that its research and development expenditures will continue to increase in absolute dollars and likely as a percentage of revenue during the remainder of fiscal year 1997 to support the continued development of the MultiWave system, the exploration of new or complementary technologies, the development and production of new or enhanced product prototypes, and the pursuit of various cost reduction strategies. The Company has expensed research and development costs as incurred.

    SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $13.4 million and $2.3 million for the nine months ended July 31, 1997 and 1996, respectively. The approximate $11.1 million or 477% increase was primarily the result of increased staffing levels in the areas of sales, technical assistance and field support, and increases in commissions earned, trade show participation and promotional costs. During the nine months ended July 31, 1997 and 1996, selling and marketing expenses were 5.3% and 13.7% of revenue, respectively. The Company anticipates that its selling and marketing expenses will increase in absolute dollars and likely as a percentage of revenue during the remainder of fiscal year 1997 as additional personnel are hired and offices opened to allow the Company to pursue new market opportunities. The Company also expects the portion of selling and marketing expenses attributable to technical assistance and field support will increase as the Company's sales of operational MultiWave systems increases.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $11.0 million and $2.1 million for the nine months ended July 31, 1997 and 1996, respectively. The approximate $8.9 million increase for the nine months ended July 31, 1997 was primarily the result of a $5.0 million charge to accrue estimated legal and related costs associated with pending litigation, of which $1.6 million has been paid as of July 31, 1997. See Part II, Item 1 "Legal Proceedings". The remaining increase was primarily the result of increased staffing levels and outside consulting services . During the nine months ended July 31, 1997 and 1996, general and administrative expenses were 4.4% and 12.3% of revenue, respectively. The Company believes that its general and administrative expenses for the remainder of fiscal 1997 will increase from the $6.0 million level ($11.0 million less the $5.0 million estimated legal and related costs accrual) incurred in the nine months ended July 31, 1997 due to the expansion of the Company's administrative staff required to support its expanding operations and an increase in expenses associated with operating as public company.

    OPERATING MARGINS. The Company's operating margin for the nine months ended July 31, 1997 was $120.4 million compared to a loss of $1.0 million for the nine months ended July 31, 1996, or 47.6% and (6.0)% of revenue, respectively. The Company expects that its operating margins will decrease as it continues to hire additional personnel and increase operating expenses to support its business.

    INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income and other income increased to $3.6 million for the nine months ended July 31, 1997 from $0.4 million for the same period in 1996. The net increase was attributable to higher invested cash balances.

    PROVISION FOR INCOME TAXES. The Company's provision for income taxes was 39% of pretax earnings, or $48.4 million for the nine months ended July 31, 1997. During the nine months ended July 31, 1996, a valuation allowance that had been recorded to offset the Company's deferred tax assets, including the possible future benefit from the realization of tax operating loss carry forwards, was reversed resulting in a $4.6 million tax benefit for the period.

LIQUIDITY AND CAPITAL RESOURCES

    At July 31, 1997, the Company's principal source of liquidity was its cash and cash equivalents of $244.5 million, which increased by $221.9 million from October 31, 1996. In November 1996, the Company established an unsecured $15.0 million bank revolving line of credit. Borrowings under this line bear interest at the bank's prime rate. As of July 31, 1997, there were no borrowings outstanding under the line of credit.

    Cash generated from operations was $78.5 million for the nine months ended July 31, 1997. This amount was principally attributable to net income adjusted for the non-cash charges of depreciation, amortization, provisions for inventory obsolescence and warranty, increases in accounts payable, accrued expenses and income tax payable; offset by increases in accounts receivable and inventory due to increased revenue and to the general increase in business activity.

    Investment activities during the nine months ended July 31, 1997 were for capital expenditures of $47.8 million. Capital equipment expenditures in the first nine months of fiscal 1997 totaled $35.4 million and were primarily for test, manufacturing and computer equipment. In addition, during the first nine months of fiscal 1997 the Company used $12.4 million for the construction of leasehold improvements associated with its manufacturing and non-manufacturing facilities in Savage and Linthicum, Maryland. In March 1997 the Company signed a lease for an additional facility of approximately 57,000 square feet located in Linthicum, Maryland. As of June 1997 approximately two thirds of this facility had been renovated to be used for additional manufacturing requirements and expanded customer service operations. The Company intends to add additional leased non-manufacturing facilities and office space during the fourth quarter of fiscal 1997 and expects to spend up to an additional $4.0 million to $7.0 million to complete the improvements of its facilities during the fourth quarter of fiscal 1997.

    Cash generated from financing activities during the nine months ended July 31, 1997 was $191.2 million. This amount was primarily the result of the net proceeds from the Company's February 7, 1997 IPO of approximately $121.8 million, the net proceeds from the Company's July 2, 1997 public offering of approximately $52.2 million, and a $17.6 million tax benefit related to the exercise of stock warrants.

    The Company believes that the net proceeds from the February 7, 1997 IPO and the July 2, 1997 public offering, combined with its existing cash balance, its line of credit and cash flows expected from future operations, will be sufficient to meet the Company's capital requirements for at least the next 18 to 24 months.

NEWLY ISSUED ACCOUNTING STANDARD

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 simplifies the earnings per share (EPS) computation and replaces the presentation of primary EPS with a presentation of basic EPS.
This statement also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with a complex capital structure and requires a reconciliation of the numerator and denominator used for the basic and diluted EPS computation. The Company is not required to implement SFAS No. 128 until Fiscal 1998; however, if implemented in the current period, the weighted average shares outstanding for basic EPS and the resulting EPS would be 97,021,000 and $.36 for the quarter ended July 31, 1997, 67,643,000 and $1.12 for the nine months ended July 31, 1997,13,055,000 and $.77 for the quarter ended July 31, 1996 and 12,688,000 and
$.32 for the nine months ended July 31, 1996. Diluted EPS under SFAS No. 128 will be the same as currently presented.

RISK CONSIDERATIONS

    CONCENTRATION OF POTENTIAL CUSTOMERS; DEPENDENCE ON MAJOR CUSTOMERS.   The
Company is currently dependent on two customers and has only a few potential customers, consisting almost exclusively of long distance and other telecommunications carriers using fiberoptic networks. There are only a small number of long distance telecommunications carriers, and that number may decrease if and as customers merge with or acquire one another. The Company's business will for the foreseeable future be dependent on a small number of existing and potential customers. Substantially all of the Company's revenue for fiscal 1997 continues to be expected to be derived from Sprint and WorldCom. WorldCom may terminate all or any part of an outstanding purchase order upon the payment of a termination fee and the Company's agreement with WorldCom does not require minimum purchase commitments. Although the Company now has five customers, there can be no assurance that the Company will be able to develop additional customers or that the Company will not continue to be dependent on Sprint and WorldCom. Although the Company has previously announced a trial evaluation agreement and a five year supply agreement with AT&T, before AT&T would become a purchasing customer, the Company will have to be successful in rigorous testing and evaluation which will be ongoing over the next several months. The Company believes it will be successful in such testing and evaluation, but there is no assurance of that outcome, nor is there assurance as to when the period of testing will be completed. Even if testing is successfully completed, the Company is unable to predict the volume, duration or timing of any purchase which might ensue from AT&T. The reduction, delay or cancellation of orders, or a delay in shipment of the Company's products to Sprint or WorldCom, or the inability to develop AT&T as a significant customer, as well as additional customers in the long distance telecommunications market, could and likely would have a material adverse affect on the Company's business, financial condition and results of operations.

    The Company's dependence on sizable orders from very few customers makes the relationship between the Company and each customer critically important to the Company's business. While each customer relationship is typically structured around a detailed, heavily negotiated contract, as the relationship evolves over time, adjustments to such items as product specifications, laboratory and field testing plans, customer forecasts and delivery timetables, and installation and field support requirements may be required in response to customer demands and expectations. The inability of the Company to manage its customer relationships successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

    Additionally, the size and complexity of the Company's potential customers, and the typically long and unpredictable sales cycles associated with them, require the Company to make considerable early investments in account management personnel, product customization efforts in both engineering and manufacturing, and in some cases, facilities in proximity to the customer's locations, without assurance of future revenues. For example, due to the size and complexity of the AT&T network, the Company has invested and expects over the next two quarters to continue to invest considerable financial, engineering, manufacturing and logistics support resources in positioning the commercial relationship to be successful, but has done so and will continue to do so without any assurance as to the volume, duration or timing of any purchases which might ensue from AT&T. The Company intends to make similar investments in developing customer relationships with the regional Bell operating companies, as well as internationally. Over the near term, this investment of resources will be evident in increased operating expenses and in a rise in the Company's general overhead structure. If the Company is unable to convert these investments into significant revenue generating relationships during 1998, the Company's business, financial condition and results of operations could be materially and adversely affected.

    MANAGEMENT OF EXPANSION.  The Company is experiencing rapid expansion in all areas of its operations, particularly in manufacturing, and the Company anticipates that this expansion will continue in the near future. Total personnel grew from 301 at January 31, 1997 to 638 at July 31, 1997. Total facilities' space has increased from 50,500 square feet in one facility as of the fiscal year ended October 31, 1996, to approximately 210,000 square feet in three facilities in Maryland by the end of May 1997. The Company intends to lease additional space in the Maryland area to accommodate the Company's overall growth, and also intends to establish a development center in Atlanta, Georgia. This expansion, and the attendant separation and relocation of various functions to different facilities, has placed strains on the material, financial and personnel resources of the Company and will continue to do so. The pace of the Company's expansion, in combination with the complexity of the technology involved in the manufacture of the Company's systems, demands an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting the operational needs of the Company and the needs of the Company's customers, who are among the most demanding customers in the world in terms of requirements for quality, reliability, timely delivery and post-installation field support. The rapid pace and volume of new hiring, and the accelerated ramp up in manufacturing capacity, if not effectively managed, could adversely affect the quality or efficiency of the Company's manufacturing process. Additionally, as the Company's installed base of equipment expands, the Company must keep up the rapid pace and volume of new hiring and employee training in important areas such as customer support. Further, as the Company's base of customers expands, particularly internationally, the number and breadth of expertise of Company personnel needed to manage and, ultimately, satisfy the
unique requirements of each customer also increases.   The Company also
continues to increase its flow of materials, optical assembly, final assembly and final component module and system test functions, as well as the size of its sales and marketing organization, in anticipation of a level of customer orders that has not been historically experienced by the Company and that may not be achieved. The Company is also encountering increased demands for test systems from various potential customers domestically and internationally. Manufacturing capacity must be planned, and customer account management personnel added, to accommodate these demands even though revenue for test systems may not be realized until later, if at all. Given the small number of existing and potential customers for the Company's systems, as well as the widely varying volume requirements they may have once a purchasing decision has been made, the adverse effect on the Company resulting from a lack of effective management in any of these areas will be magnified. Inability to manage the expansion of the Company's business would have a material adverse effect on its business, financial condition and results of operations.

    FLUCTUATION IN QUARTERLY AND ANNUAL RESULTS. The Company's revenue and operating results are likely to vary significantly from quarter to quarter and from year to year as a result of a number of factors, including the size and timing of orders, product mix and shipments of systems. The timing of order placement, size of orders, satisfaction of contractual customer acceptance criteria, as well as order delays or deferrals and shipment delays and deferrals, may cause material fluctuations in revenue. Delays or deferrals in purchasing decisions may increase as the Company develops other DWDM products. The Company's dependence on a small number of existing and potential customers increases the revenue impact of each customer's actions relative to these factors. Delivery of new equipment for installation may also be deferred during the high telecommunications traffic periods in November and December so as not to risk network reliability problems. The Company's expense levels in the future will be partially based on its expectations of long term future revenue and as a result net income any quarterly period in which material orders are shipped or delayed or not forthcoming could vary significantly. Quarter-to-quarter sequential growth rates in the first two or three years of operations are likely to vary widely and therefore may not be reliable indicators of annual performance. Quarter-to-quarter growth rates are currently expected to moderate over the next two quarters.

    LONG AND UNPREDICTABLE SALES CYCLES. The purchase of network equipment such as DWDM equipment is typically carried out by network operators pursuant to multiyear purchasing programs which may increase or decrease annually as the operators adjust their capital equipment budgets and purchasing priorities. The Company's customers do not typically share detailed information on the duration or magnitude of planned purchasing programs, nor do they consistently provide to the Company advance notice of contemplated changes in their capital equipment budgets and purchasing priorities. Additionally, a typical year end wind-down of customers' annual capital equipment procurement cycles, or a seasonal slow down in purchasing at year end, neither of which was experienced by the Company in its first year of product shipments, may be experienced in this and future years. These uncertainties substantially complicate the Company's manufacturing planning, and may lead to substantial fluctuations in the timing of orders and revenue. Curtailment or termination of customer purchasing programs, decreases in customer capital budgets or reduction in the purchasing priority assigned to equipment such as DWDM equipment, particularly if significant and unanticipated by the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. Long distance carriers may also encounter delays in their buildout of new routes or in their installation of new equipment in existing routes, with the result that orders for the MultiWave 1600 systems may be delayed or deferred. Any such delay with any major customer, as well as any other delay or deferral of orders for MultiWave 1600 systems, could result in material fluctuations in the timing of orders and revenue, and could have a material adverse effect on the Company's business, financial condition and results of operations.

    LEGAL PROCEEDINGS. See Part II, "Legal Proceedings" for disclosure concerning recent developments in certain litigation proceedings to which the Company is a party.

    NEW PRODUCT DEVELOPMENT DELAYS. The Company's ability to anticipate changes in technology, industry standards, customer requirements and product offerings and to develop and introduce new and enhanced products will be significant factors in the Company's ability to remain a market leader in the deployment of DWDM systems. The complexity of the technology involved in product development efforts in the DWDM field, including product customization efforts for individual customers, can result in unanticipated delays. The qualification and ramping up of new suppliers for new or customized products requires extensive planning and can result in unanticipated delays which affect the Company's ability to deliver such products in a timely fashion. The failure in the future to deliver new and improved products, or appropriately customized products, in a timely fashion relative to customer expectations could have a material adverse effect on the Company's competitive position.

STOCK PRICE ISSUES

    SHARES ELIGIBLE FOR SALE ON AND AFTER AUGUST 7, 1997.   Approximately
52,700,000 shares of the Company's Common Stock were subject to lock-up agreements entered into at the time of the Company's initial public offering (the "IPO Lock-up Agreements") which expired on August 7, 1997, and approximately 17,500,000 shares are subject to lock-up agreements which will expire October 2, 1997. Substantially all shares held by stockholders that were parties to the IPO Lock-Up Agreements were freed from lock-up restrictions on August 7, 1997 and are freely tradeable without restriction or registration under the Securities Act, except for any shares held by "affiliates" of the Company as that term is defined under Rule 144 under the Securities Act. Substantially all remaining locked up shares of the Company will be freed from lock-up restrictions on October 2, 1997, except for shares held by affiliates of the Company. In addition, approximately 1,100,000 vested shares and 1,200,000 shares issuable upon the exercise of vested options were eligible to be sold under the Company's Registration Statement on Form S-8 beginning August 7, 1997.

    The owners of all locked up shares have experienced substantial appreciation in the value of their shares relative to the price paid for them. In the event all or a significant portion of these stockholders elect to sell their shares, the price of the Company's stock could materially decline, irrespective of the Company's then current operating performance or its long-term prospects.

    STOCK PRICE VOLATILITY. The Company's Common Stock price has experienced substantial price volatility, and is likely to continue to do so. Such volatility can arise as a result of any divergence between the Company's actual or anticipated financial results and published expectations of analysts and as a result of announcements by the Company and its competitors. The Company attempts to address this possible divergence through its public announcements; however, the degree of specificity the Company can offer in such announcements, and the likelihood that any forward-looking statements made by the Company will prove correct in actual results, can and will vary, due primarily to the uncertainties associated with the Company's dependence on a small number of existing and potential customers, long and unpredictable sales cycles and customer purchasing programs, the absence of unconditional minimum purchase commitments from any customer, and a declining level of visibility into its customers' deployment plans over the course of the capital equipment procurement year. Such divergence may therefore occur from time to time, with resulting stock price volatility, irrespective of the Company's overall year to year performance or long term prospects. In addition, the market prices of the common stock of many technology companies have experienced extreme price and volume fluctuations while trending downward in the recent stock market, and the Company's stock price may be similarly impacted, irrespective of the Company's operating performance or long term prospects.

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

    Discovery proceedings are ongoing, and are currently expected to be completed by January 31, 1998, with trial expected no earlier than February 1998.

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

    On March 14, 1997, the Company filed suit against Pirelli in U.S. District Court in the Eastern District of Virginia, alleging willful infringement by Pirelli of three U.S. patents held or co-owned by the Company. The lawsuit seeks treble damages, attorneys' fees and costs, as well as permanent injunctive relief against the alleged infringement. The patents at issue relate to certain of Pirelli's cable television equipment, to Pirelli's 4 and 8 channel WDM systems, and to certain Pirelli fiberoptic communications equipment announced by Pirelli in January 1997 as being deployed in a field trial in the MCI network. Pirelli's motion to dismiss or transfer for lack of jurisdiction was denied April 28, 1997. Discovery proceedings are now ongoing, with trial expected in December 1997.

    The Company continues to believe its MultiWave(TM) 1600 system does not infringe any valid claim of the four remaining Pirelli patents and believes certain claims of the Pirelli patents may be invalid. The Company intends to defend itself vigorously, and is planning on all litigation proceeding through trial. In light of the complexity and likely time-consuming nature of the litigation, including the Company's counterclaim, the ITC proceeding, and the Company's patent infringement lawsuit against Pirelli in the Eastern District of Virginia, the Company accrued during the first fiscal quarter of 1997 approximately $5.0 million in estimated legal and related costs associated with these proceedings. While the Company believes its estimate of legal and related costs is adequate based on its current understanding of the overall facts and circumstances, the estimate may be increased later in the fiscal year depending on the course of the legal proceedings.

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

    As the Delaware, ITC and Virginia proceedings converge toward trials, the Company expects pre-trial motions, including motions for summary judgment, will be filed by both parties with a view to narrowing or disposing of one or more of the claims in one or more of the proceedings. The Company believes that rulings on such motions, whether made by CIENA or Pirelli, may but most likely will not result in complete disposition of all litigation, and continues to plan on going to trial in all litigation. The Company also anticipates that as the proceedings converge toward trials, either or both parties may take actions to amend or add to the patent infringement claims already pending. The Company continues to believe that its MultiWave system does not infringe any valid patents held by Pirelli.

    In both the Delaware litigation and the Virginia litigation, briefing for so-called "Markman" hearings is likely to proceed during the fourth fiscal quarter, with the actual hearings to be scheduled at the discretion of the judges. Markman hearings are pre-trial proceedings required in all patent infringement litigation, and will result in rulings by the trial judges on certain issues of patent claim construction. These rulings then become the basis for later jury determination of the infringement claims. There is no assurance that the rulings will support the Company's position in the litigation, and even if they do support the Company's position, the Company does not believe such rulings would result in complete disposition of any of the litigation.

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

    The Company believes that the Kimberlin Parties' claims, brought as the Company's IPO was being prepared, and the amended claims, are without merit and intends to defend itself vigorously. Discovery proceedings are now completed, and the Company expects to move for summary judgment on the matter. The Company believes the motion for summary judgment should be granted, but there is no assurance of that outcome. If the motion is not granted the Company intends to proceed to trial. No assurance can be given that this lawsuit will not result in an adverse effect on the Company's business, financial condition and results of operation.

ITEM 2.  CHANGE IN SECURITIES

    During the quarter ended July 31, 1997,and prior to the May 14, 1997 effective date of the Form S-8 with the Securities and Exchange Commission in connection with the registration of Common Stock issuable upon exercise of options granted pursuant to the Company's 1994 Amended and Restated Stock Option Plan ("the Plan") and the 1996 Outside Directors Stock Option Plan, the Company issued an aggregate of 3,125 shares of Common Stock in connection with the exercise of stock options by optionees under the Plan and received an aggregate of $2,875.00 in payment of the exercise prices of these options. The shares sold in connection with those exercised prior to the effective registration of the Plan were not registered in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)       Exhibits:  The following are annexed as Exhibits:

                    Exhibit
                    Number        Description
                    -------       -----------
                    11.0          Statement of Computation of Per Share Earnings
                    27.0          Financial Data Schedule

          (b)       Reports on Form 8-K:

                    Form 8-K filed August 6, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CIENA CORPORATION


Date: August 20, 1997                    By:  /s/  Patrick H. Nettles
      ---------------                         ----------------------------------
                                              Patrick H. Nettles
                                              President, Chief Executive Officer
                                              and Director
                                              (Duly Authorized Officer)




Date: August 20,1997                     By:  /s/  Joseph R. Chinnici
      --------------                          ----------------------------------
                                              Joseph R. Chinnici
                                              Vice President, Finance and
                                              Chief Financial Officer
                                              (Principal Financial Officer)

                               INDEX TO EXHIBITS


 Exhibit Number                           Description                                         Page
       11.0             Statements Regarding Computation of  Per Share
                        Earnings for the three and nine months ended July 31,
                        1997 and three and nine months ended July 31, 1996                     20

       27.0             Financial Data Schedule                                                21