Form 10-Q
period 1998-04-30
CIENA CORP
filed 1998-05-21
CIK 936395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark one)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

                                       OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM..................TO.........................

COMMISSION FILE NUMBER: 0-21969

                                CIENA CORPORATION
             (Exact name of registrant as specified in its charter)

      DELAWARE                                     23-2725311
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

 1201 WINTERSON ROAD, LINTHICUM, MD                    21090
 (Address of Principal Executive Offices)            (Zip Code)

                                 (410) 865-8500
              (Registrant's telephone number, including area code)

                 920 ELKRIDGE LANDING ROAD, LINTHICUM, MD 21090
  (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            CLASS                         OUTSTANDING AT MAY 21, 1998
   ----------------------------           ---------------------------
   Common stock. $.01 par value                    101,590,437


                               Page 1 of 27 pages

                                CIENA CORPORATION

                                      INDEX

                                    FORM 10-Q

                                                                 PAGE NUMBER

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Operations
           Quarters and six months ended April 30, 1997
           and April 30, 1998                                         3

           Consolidated Balance Sheets
           October 31, 1997 and April 30, 1998                        4

           Consolidated Statements of Cash Flows
           Six months ended April 30, 1997 and
           April 30, 1998                                             5

           Notes to Consolidated Financial Statements                 6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                11

Item 3.    Quantitative and Qualitative Disclosure About
           Market Risk - Not applicable

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                         23

Item 2.    Changes in Securities                                     26

Item 4.    Submission of Matters to a Vote of Security Holders       26

Item 6.    Exhibits and Reports on Form 8-K                          26

Signatures                                                           27

ITEM 1. FINANCIAL STATEMENTS

                                CIENA CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 Quarter Ended                     Six Months Ended
                                                           --------------------------        --------------------------
                                                           April 30,        April 30,        April 30,        April 30,
                                                             1997             1998             1997             1998
                                                           ---------        ---------        ---------        ---------

Revenue                                                    $  97,603        $ 142,718        $ 161,276        $ 287,810
Cost of goods sold                                            40,400           63,915           68,653          122,895
                                                           ---------        ---------        ---------        ---------
  Gross profit                                                57,203           78,803           92,623          164,915
                                                           ---------        ---------        ---------        ---------

Operating expenses:
  Research and development                                     4,699           16,648            7,749           26,851
  Selling and marketing                                        4,946           11,044            8,016           21,012
  General and administrative                                   2,797           14,448            9,800           18,240
  Purchased research and development                               -            9,503                -            9,503
                                                           ---------        ---------        ---------        ---------
      Total operating expenses                                12,442           51,643           25,565           75,606
                                                           ---------        ---------        ---------        ---------

Income from operations                                        44,761           27,160           67,058           89,309

Interest and other income (expense), net                       1,951            3,431            2,382            7,206

Interest expense                                                (105)             (81)            (234)            (165)
                                                           ---------        ---------        ---------        ---------

Income before income taxes                                    46,607           30,510           69,206           96,350

Provision for income taxes                                    18,127           15,205           26,871           41,347
                                                           ---------        ---------        ---------        ---------

Net income                                                 $  28,480        $  15,305        $  42,335        $  55,003
                                                           =========        =========        =========        =========

Basic net income per common share                          $    0.31        $    0.15        $    0.80        $    0.54
                                                           =========        =========        =========        =========

Diluted net income per common share and dilutive
    potential common share                                 $    0.27        $    0.14        $    0.41        $    0.51
                                                           =========        =========        =========        =========

Weighted average basic common shares outstanding              92,644          101,350           53,002          100,996
                                                           =========        =========        =========        =========

Weighted average basic common and dilutive potential
    common shares outstanding                                105,456          107,560          102,486          107,598
                                                           =========        =========        =========        =========




  The accompanying notes are an integral part of these consolidated financial statements.

                                CIENA CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                                        October 31,      April 30,
                                                                          1997             1998
                                                                       -----------      -----------

                                          ASSETS
Current assets:
  Cash and cash equivalents                                             $ 268,588        $ 174,474
  Marketable debt securities                                                    -           51,765
  Accounts receivable, net                                                 72,336          131,990
  Inventories, net                                                         41,109           68,955
  Deferred income taxes                                                     9,139           10,335
  Prepaid expenses and other                                                3,093            7,438
                                                                        ---------        ---------
    Total current assets                                                  394,265          444,957
Equipment, furniture and fixtures, net                                     67,618          114,252
Goodwill and other intangible assets, net                                       -           13,436
Other assets                                                                1,396            2,412
                                                                        ---------        ---------
    Total assets                                                        $ 463,279        $ 575,057
                                                                        =========        =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                      $  24,760        $  36,629
  Accrued liabilities                                                      32,022           43,451
  Income taxes payable                                                        261            2,180
  Deferred revenue                                                          2,591            3,576
  Other current obligations                                                 1,179              936
                                                                        ---------        ---------
    Total current liabilities                                              60,813           86,772
Deferred income taxes                                                      28,167           30,124
Other long-term obligations                                                 1,885            1,779
                                                                        ---------        ---------
    Total liabilities                                                      90,865          118,675
Commitments and contingencies                                                   -                -
Stockholders' equity:
  Preferred stock - par value $.01; 20,000,000 shares authorized;
    zero shares issued and outstanding                                          -                -
  Common stock - par value $.01; 360,000,000 shares authorized;
    100,287,653 and 101,573,933 shares issued and outstanding               1,003            1,016
Additional paid-in capital                                                245,219          274,408
Notes receivable from stockholders                                            (64)            (277)
Translation adjustment                                                         (5)             (29)
Retained earnings                                                         126,261          181,264
                                                                        ---------        ---------
    Total stockholders' equity                                            372,414          456,382
                                                                        ---------        ---------
    Total liabilities and stockholders' equity                          $ 463,279        $ 575,057
                                                                        =========        =========




  The accompanying notes are an integral part of these consolidated financial statements.

                                CIENA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              Six Months Ended April 30,
                                                                             ---------------------------

                                                                               1997              1998
                                                                             ---------        ---------


Cash flows from operating activities:
      Net income                                                             $  42,335        $  55,003
       Adjustments to reconcile net income to net cash
          provided by operating activities:
             Non-cash charges from equity transactions                              20               20
             Amortization of premiums on marketable debt securities                  -              164
             Effect of Translation Adjustments                                     (13)             (24)
             Purchased research and development                                      -            9,503
             Write down of leasehold improvements                                  571                -
             Depreciation and amortization                                       3,209           13,925
             Allowance for doubtful accounts                                       492              194
             Provision for inventory excess and obsolescence                     2,098            1,683
             Provision for warranty and other contractual obligations            5,872            6,400
             Changes in assets and liabilities:
                     Increase in accounts receivable                           (15,187)         (59,848)
                     Increase in prepaid expenses and other                       (418)          (4,345)
                     Increase in inventories                                   (11,729)         (29,529)
                     Increase in deferred income tax asset                      (2,607)          (1,196)
                     Increase in other assets                                     (593)          (3,664)
                     Increase in accounts payable and accruals                  20,501           16,898
                     Increase in income taxes payable                            6,805            1,919
                     Increase in deferred income tax liability                       -            1,957
                     (Decrease) increase in deferred revenue and other
                     obligations                                                (3,078)           1,131
                                                                             ---------        ---------
             Net cash provided by operating activities                          48,278           10,191
                                                                             ---------        ---------
Cash flows from investing activities:
      Additions to equipment, furniture and fixtures                           (27,567)         (57,979)
      Purchases of marketable debt securities                                        -          (88,305)
      Maturities of marketable debt securities                                  36,376
      Net cash paid for business combination                                         -           (2,103)
                                                                             ---------        ---------
             Net cash used in investing activities                             (27,567)        (112,011)
                                                                             ---------        ---------
Cash flows from financing activities:
      Principal payments on notes payable                                         (556)               -
      Proceeds for issuance of common stock and warrants                       122,517            1,316
      Tax benefit related to exercise of stock warrants                         17,560            6,885
      Repayment of other obligations                                              (468)            (495)
                                                                             ---------        ---------
             Net cash provided by financing activities                         139,053            7,706
                                                                             ---------        ---------
             Net increase (decrease) in cash and cash equivalents              159,764          (94,114)
Cash and cash equivalents at beginning of period                                24,040          268,588
                                                                             ---------        ---------
Cash and cash equivalents at end of period                                   $ 183,804        $ 174,474
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

            As more fully described in Note 5, the Company acquired ATI Telecom International Ltd., ("Alta") in February 1998. The acquisition was accounted for as a pooling of interests, and the historical consolidated financial statements of the Company for all periods prior to this acquisition have been restated to include the financial position, results of operations and cash flows of Alta.

Revenue Recognition

            The Company recognizes product revenue in accordance with the shipping terms specified. For transactions where the Company has yet to obtain customer acceptance, revenue is deferred until the terms of acceptance are satisfied. Revenue for installation services is recognized as the services are performed unless the terms of the supply contract combine product acceptance with installation, in which case revenues for installation services are recognized when the terms of acceptance are satisfied and installation is completed. Revenues from installation service fixed price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets. For distributor sales where risks of ownership have not transferred, the Company recognizes revenue when the product is shipped through to the end user.

Marketable debt securities

            The Company has classified its investments in marketable debt securities as held-to-maturity securities as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Such investments are recorded at their amortized cost in the accompanying consolidated balance sheets. As of April 30, 1998 all of the marketable debt securities are corporate debt securities with contractual maturities of six months or less.

Goodwill and other intangibles

            The Company's goodwill and other intangibles are the result of external purchases of technology and goodwill and are recorded at the lower of their cost or the fair market value disbursed in conjunction with the purchase. The goodwill and other intangibles are amortized over the useful life of the assets, determined by management to be between five and fourteen years, on a straight-line basis. For the period ended April 30, 1998, the Company recorded goodwill amortization of approximately $568,000, resulting in accumulated amortization of $947,000 as of April 30, 1998.

Computation of Basic Net Income per Common Share and Diluted Net Income per Common and Dilutive Potential Common Share

      The following is a reconciliation of the numerators and denominators of the basic net income per common share ("basic EPS") and diluted net income per common and dilutive potential common share ("diluted EPS"). Basic EPS is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding, stock options and warrants using the treasury stock method and shares issued upon conversion of all outstanding shares of Mandatorily Redeemable Preferred Stock. (in thousands except per share amounts)

                                           For the Quarter Ended April 30, 1998
                                         ---------------------------------------
                                           Income         Shares       Per Share
                                         (Numerator)   (Denominator)    Amount
                                         -----------   -------------  ----------
BASIC EPS
Income available to
  common stockholders                      $15,305       101,350       $   0.15
                                                                       ========

EFFECT OF DILUTIVE SECURITIES
Stock options                                    -         6,210
                                           -------       -------

DILUTED EPS
Income available to common
  stockholders + assumed conversions       $15,305       107,560       $   0.14
                                           =======       =======       ========

                                          For the Quarter Ended April 30, 1997
                                         --------------------------------------
                                           Income        Shares       Per Share
                                         (Numerator)  (Denominator)    Amount
                                         -----------  -------------   ---------
BASIC EPS
Income available to
  common stockholders                      $28,480        92,644       $   0.31
                                                                       ========

EFFECT OF DILUTIVE SECURITIES
Stock options and warrants                       -         8,652
Conversion of Preferred Stock                    -         4,160
                                           -------       -------

DILUTED EPS
Income available to common
  stockholders + assumed conversions       $28,480       105,456       $   0.27
                                           =======       =======       ========

                                           For Six Months Ended April 30, 1998
                                         ---------------------------------------
                                           Income        Shares        Per Share
                                         (Numerator)  (Denominator)     Amount
                                         -----------  -------------   ----------
BASIC EPS
Income available to
  common stockholders                      $55,003       100,996       $   0.54
                                                                       ========

EFFECT OF DILUTIVE SECURITIES
Stock options and warrants                       -         6,602
                                           -------       -------

DILUTED EPS
Income available to common
  stockholders + assumed conversions       $55,003       107,598       $   0.51
                                           =======       =======       ========

                                          For Six Months Ended April 30, 1997
                                         --------------------------------------
                                           Income         Shares      Per Share
                                         (Numerator)   (Denominator)   Amount
                                         -----------   -------------  ---------
BASIC EPS
Income available to
  common stockholders                      $42,335        53,002       $   0.80
                                                                       ========

EFFECT OF DILUTIVE SECURITIES
Stock options and warrants                       -         9,607
Conversion of Preferred Stock                    -        39,877
                                           -------       -------

DILUTED EPS
Income available to common
  stockholders + assumed conversions       $42,335       102,486       $   0.41
                                           =======       =======       ========


      Stock options to purchase 1,070,275 and 709,500 shares of common stock were outstanding during the quarter ended and six months ended April 30, 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

(2)    INVENTORIES

Inventories are comprised of the following (in thousands):

                                              October 31,      April 30,
                                                 1997           1998
                                              ----------      ----------
Raw materials                                  $ 27,716        $ 35,826
Work-in-process                                   5,679          17,747
Finished goods                                   15,180          22,891
                                               --------        --------
                                                 48,575          76,464
Less reserve for excess and obsolescence         (7,466)         (7,509)
                                               --------        --------
                                               $ 41,109        $ 68,955
                                               ========        ========

(3)    EQUIPMENT, FURNITURE AND FIXTURES



Equipment, furniture and fixtures are comprised of the following (in thousands):

                                                October 31,      April 30,
                                                   1997            1998
                                               -----------      -----------
Equipment, furniture and fixtures               $  65,378        $ 116,126
Leasehold improvements                             14,019           22,660
                                                ---------        ---------
                                                   79,397          138,786
Accumulated depreciation and amortization         (12,279)         (24,794)
Construction-in-progress                              500              260
                                                ---------        ---------
                                                $  67,618        $ 114,252
                                                =========        =========




(4)    ACCRUED LIABILITIES - COMMITMENTS AND CONTINGENCIES

LITIGATION

      During the fiscal year ended October 31, 1997 the Company accrued approximately $7.5 Million for legal and related costs associated with its involvement in certain litigation. The Company has accrued an additional $10.0 million during the second quarter ending April 30, 1998; $11.1 million of the total accrual is remaining. While the company believes its estimate of legal and related costs is adequate based on its current understanding of the overall facts and circumstances, the estimate may be increased in future periods depending on the course of the legal proceedings. See part ii, item 1, "Legal Proceedings".

Accrued Liabilities

Accrued liabilities are comprised of the following (in thousands):

                                                                 October 31,   April 30,
                                                                    1997         1998
                                                                 ----------   -----------
Warranty and other contractual obligations                        $12,265       $13,586
Accrued compensation                                                8,086         9,727
Legal and related costs                                             4,577        11,597
Consulting and outside services                                     3,295         2,976
Unbilled construction-in-process and leasehold improvements         1,427           911
Other                                                               2,372         4,654
                                                                  -------       -------
                                                                  $32,022       $43,451
                                                                  =======       =======


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

ATI Telecom

      On February 19, 1998, the Company acquired ATI Telecom International Ltd., ("Alta"), a Canadian corporation headquartered in Norcross, Georgia, in a transaction valued at approximately $52.5 million. Alta provides a range of engineering, furnishing and installation services for telecommunications service providers in the areas of transport, switching and wireless communications. Under the terms of the agreement, the Company acquired all of the outstanding shares of Alta in exchange for 1,000,000 shares of CIENA common stock. The transaction was accounted for as a pooling of interests. The historical consolidated financial results of CIENA for prior periods have been restated to include the financial position and results of operations of Alta. The following results of operations and selected financial data shows the historical results of the combined CIENA and Alta for the periods prior to the consummation of the merger of the two entities:



(in thousands except share and per share data)                                                                   Quarter
Statement of Operations Data:                                                                                     Ended
                                                                           Year Ended October 31,               January 31,
                                                                  1995            1996            1997             1998
                                                              --------------------------------------------      -----------
Revenue                                                       $  21,691        $  88,463        $ 413,215        $ 145,092
Cost of goods sold                                               16,185           47,315          166,472           58,980
                                                              ---------        ---------        ---------        ---------
  Gross profit                                                    5,506           41,148          246,743           86,112
                                                              ---------        ---------        ---------        ---------

Operating expenses:
  Research and development                                        6,361            8,922           23,308           10,203
  Selling and marketing                                           1,907            5,641           22,627            9,968
  General and administrative                                      3,034            6,422           19,323            3,792
                                                              ---------        ---------        ---------        ---------
      Total operating expenses                                   11,302           20,985           65,258           23,963
                                                              ---------        ---------        ---------        ---------

Income from operations                                           (5,796)          20,163          181,485           62,149

Interest and other income (expense), net                            435            1,096            7,593            3,775

Interest expense                                                   (263)            (443)            (408)             (84)
                                                              ---------        ---------        ---------        ---------

Income before income taxes                                       (5,624)          20,816          188,670           65,840

Provision for income taxes                                          824            3,553           72,703           26,142
                                                              ---------        ---------        ---------        ---------

Net income (loss)                                             $  (6,448)       $  17,263        $ 115,967        $  39,698
                                                              =========        =========        =========        =========

Basic net income (loss) per common share                      $   (0.51)       $    1.25        $    1.53        $    0.39
                                                              =========        =========        =========        =========

Diluted net income (loss) per common share and dilutive
    potential common share                                    $   (0.51)       $    0.19        $    1.11        $    0.37
                                                              =========        =========        =========        =========

Weighted average basic common shares outstanding                 12,717           13,817           75,802          100,641
                                                              =========        =========        =========        =========

Weighted average basic common and dilutive potential
    common shares outstanding                                    12,717           92,407          104,664          107,552
                                                              =========        =========        =========        =========


(in thousands)                                                                                              Quarter
Balance Sheet Data:                                                                                          Ended
                                                                       Year Ended October 31,              January 31,
                                                                1995           1996          1997             1998
                                                            ----------------------------------------------------------
Cash, cash equivalents and marketable debt securities       $  8,261        $ 24,040       $268,588       $288,514
Working capital                                                7,221          42,240        333,452        364,358
Total assets                                                  17,706          79,676        463,279        551,105
Long-term obligations, excluding current portion               2,074           3,465          1,885          1,942
Mandatorily redeemable preferred stock                        14,454          40,404              -              -
Stockholders' equity (deficit)                                (6,662)         10,783        372,414        430,360

      The following table shows the separate historical results of CIENA and Alta for the periods prior to the consummation of the merger of the two entities:




(in thousands)                                                                          Quarter
                                                                                         Ended
                                                Year Ended October 31,                 January 31,
                                         1995            1996            1997             1998
                                     -------------------------------------------------------------
Revenues:
  CIENA                               $       -        $  54,838       $ 373,827        $ 134,267
  Alta                                   21,691           33,625          39,531           11,349
  Intercompany eliminations                   -                -            (143)            (524)
                                      ---------        ---------       ---------        ---------
Consolidated total, as restated       $  21,691        $  88,463       $ 413,215        $ 145,092
                                      =========        =========       =========        =========

Net Income (loss):
  CIENA                               $  (7,629)       $  14,718       $ 112,945        $  39,768
  Alta                                    1,181            2,545           3,022              (70)
                                      ---------        ---------       ---------        ---------
Consolidated total, as restated       $  (6,448)       $  17,263       $ 115,967        $  39,698
                                      =========        =========       =========        =========


Terabit

      During April 1998 the Company completed an Agreement and Plan of Reorganization with Terabit Technology, Inc. ("Terabit"), a developer of optical components known as photodetector or optical receivers. Terabit is located in Santa Barbara, California. The purchase price was approximately $11.5 million and consisted of the issuance of 134,390 shares of CIENA common stock, the payment of $1.1 million in cash, and the assumption of certain stock options. The transaction was recorded using the purchase accounting method with the purchase price representing approximately $9.5 million in purchased research and development, 1.8 million in goodwill and other intangibles, and approximately $0.2 million in net assets assumed. The amortization period for the intangibles, based on management's estimate of the useful life of the acquired technology, is five years. The operations of Terabit are not material to the consolidated financial statements of the Company, and accordingly, separate pro forma financial information has not been presented.

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

      Revenues for the six months ended April 30, 1998 of $287.8 million were the result of MultiWave(R) Sentry(TM)("Sentry"), Multiwave 4000 ("4000"), and Multiwave 1600 ("1600") systems sales, the significant majority of which were to Sprint Corporation ("Sprint"). The Company also recognized revenues from 1600 sales to LDDS WorldCom ("WorldCom"). Substantially all of the revenue recognized from the sales to WorldCom occurred in the Company's first quarter ended January 31, 1998. During the first quarter of 1998 the Company received initial product acceptance and revenue recognition from Sentry systems supplied to Mercury Communications Limited, a U.K. based subsidiary of Cable and Wireless Communications Group ("Cable and Wireless"). Additionally, during the first quarter of 1998, the Company was awarded a second contract with Cable and Wireless and subsequently received in the second quarter of 1998 product acceptance and revenue recognition from the Sentry systems supplied under that contract. Also during the six months ended April 30, 1998 the Company recognized revenue from sales of 4000 systems to Digital Teleport, Inc. ("DTI") and through the Company's distributor, NISSHO Electronics Corporation ("NISSHO"), sales of Sentry systems to Teleway Japan Corporation ("Teleway") and to Japan Telecom Co., Ltd ("Japan Telecom"). Revenue recognition for the Cable and Wireless, Teleway and Japan Telecom shipments had been previously deferred until completion of initial field testing and product acceptance. Revenues for the six months ended April 30, 1998 also included the Company's initial product acceptance and revenue recognition from 1600 system sales to GST Telecommunications, Inc. ("GST"). Revenues received from GST represent the Company's first sales in the competitive local exchange carrier ("CLEC") market.

      In March 1998 the Company announced an agreement to supply Bell Atlantic with DWDM optical transmission systems. The supply agreement has no minimum purchase commitments and includes the Company's 1600, Sentry and Multiwave Firefly(TM) ("Firefly") systems. Firefly is the Company's short distance 24 channel product. Deployment and revenue recognition is expected in the second half of 1998, subject to successful completion of ongoing testing. The Bell Atlantic DWDM deployment is expected to mark the first time a regional Bell operating company ("RBOC") has committed to deployment of the DWDM technology. In April 1998 the Company signed a one year exclusive contract with Hermes Europe Railtel ("Hermes") to supply the 4000 system. Deployment and revenue recognition is expected to occur in the second half of 1998. See "Risk Factors".

      In February 1998 the Company completed its acquisition of ATI Telecom International Ltd., ("Alta"), a provider of telecommunications engineering, furnishing and installation services, located in Norcross, Georgia. The addition of Alta provides the Company with the installation experience and extensive field support capability required to assist customers with equipment deployment. See Note 5 of Notes to Consolidated Financial Statements.

            During the first quarter of 1998 the Company continued its effort to expand its manufacturing capabilities by leasing an additional facility of approximately 35,000 square feet located in the Linthicum, Maryland area. This facility is used for manufacturing and customer service activities. In April 1998 the Company leased an additional manufacturing facility in the Linthicum area of approximately 57,000 square feet. With the addition of this new facility the Company has a total of four facilities with approximately 192,500 square feet that can be used for manufacturing operations. In April 1998 the Company completed the transfer of its principal executive, sales, and marketing functions located in Linthicum in a portion of its 96,000 square foot facility to an approximately 67,000 square foot facility also located in Linthicum. During the first quarter of 1998, the Company began the process of renovating the vacated portions of the 96,000 square foot facility for the purpose of accommodating expanding research and development functions. These renovations are expected to be completed in the second half of 1998.

            As of April 30, 1998 the Company employed 1,247 persons, which includes 161 persons as a result of the Company's acquisition of Alta. This was an increase of 406 persons over the 841 persons employed on October 31, 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1997 COMPARED TO THREE MONTHS ENDED APRIL 30, 1998

            REVENUE. The Company recognized $97.6 million and $142.7 million in revenue for the second quarters ended April 30, 1997 and 1998, respectively. The approximate $45.1 million or 46% increase in revenues in the second quarter 1998 compared to the second quarter 1997 was largely the result of increased sales to Sprint, DTI and Cable and Wireless, offset by a substantial decline in sales to WorldCom. A majority of the revenues from Sprint and DTI in the Company's second quarter 1998 was attributed to sales of the Company's 4000 system, the Company's 40 channel version of the Sentry, which was not available for sale in the second quarter of 1997. The Company expects revenues in the near term to be largely dependent upon sales to Sprint, several new customers and, depending on the results of ongoing testing and evaluation, AT&T Corporation ("AT&T"). These revenues are expected to be derived primarily from sales of the Sentry and 4000, and to a lesser extent, from Firefly, the Company's short distance 24 channel product. There are material risks associated with the Company's dependence on these customers, as well as its transition to multiple product lines. See "Risk Factors".

            GROSS PROFIT. Gross profits were $57.2 million and $78.8 million for the second quarters ended April 30, 1997 and 1998, respectively. The approximate $21.6 million or 38% increase in gross profit in the second quarter 1998 compared to the second quarter 1997 was the result of increased revenues in the second quarter 1998 compared to second quarter 1997. Gross margin as a percentage of revenues was 58.6% and 55.2% for the second quarters 1997 and 1998, respectively. The decrease in gross margin percentage for the second quarter 1998 compared to the second quarter 1997 was largely the result of a reduction in selling price due to increased competition. The Company expects that gross margins in the near future may decrease primarily due to competitive market pricing, although the Company's manufacturing efficiencies and improvements in component costs should moderate the rate and magnitude of any decrease. The Company's future gross margins will also vary depending on the mix of product features and configurations sold in a period as well as the extent of services provided. See "Risk Factors."

            RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $4.7 million and $16.6 million for the second quarters ended April 30, 1997 and 1998, respectively. During the second quarters 1997 and 1998, research and development expenses were 4.8% and 11.6% of revenue, respectively. The approximate $11.9 million or 253% increase in research and development expenses in the second quarter 1998 compared to the second quarter 1997 was the result of increases in staffing levels, consumption of prototype materials, utilization of outside consultants for certain development efforts and higher costs of test equipment used to develop and test new products and features. The Company expects that its research and development expenditures will continue to increase during the remainder of fiscal year 1998 to support the continued development of the MultiWave products, the exploration of new or complementary technologies, and the pursuit of various cost reduction strategies. The Company expenses research and development costs as incurred.

            SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $4.9 million and $11.0 million for the second quarters ended April 30, 1997 and 1998, respectively. During the second quarters 1997 and 1998, selling and marketing expenses were 5.0% and 7.7% of revenue, respectively. The approximate $6.1 million or 124% increase in selling and marketing expenses in the second quarter 1998 compared to the second quarter 1997 was primarily the result of increased staffing levels in the areas of sales, technical assistance and field support, and increases in commissions earned, trade show participation, promotional costs, travel expenditures and rent expense. The Company anticipates that its selling and marketing expenses will increase during the remainder of fiscal year 1998 as additional personnel are hired and offices opened, particularly in support of international market development, to allow the Company to pursue new market opportunities.

            GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $2.8 million and $14.4 million for the second quarters ended
April 30, 1997 and 1998, respectively. During the second quarters 1997 and 1998, general and administrative expenses were 2.9% and 10.1% of revenue, respectively. The approximate $11.6 million or 414% increase in general and administrative expenses from the second quarter 1997 compared to the second quarter 1998 was primarily the result of a $10.0 million charge to accrue estimated legal and related costs associated with pending litigation. See Note
4 of Notes to Consolidated Financial Statements. See Part II, Item 1 "Legal Proceedings". The remaining increase is primarily the result of increased staffing levels and outside consulting services. The Company believes that its general and administrative expenses for the remainder of fiscal 1998 will increase due to the expansion of the Company's administrative staff required to support its expanding operations.

            PURCHASED RESEARCH AND DEVELOPMENT. Purchased research and development costs were $9.5 million for the second quarter 1998. These costs were for the purchase of technology associated with the acquisition of Terabit during the second quarter 1998. See Note 5 of Notes to Consolidated Financial Statements.

            OPERATING MARGINS. The Company's operating margins were $44.8 million and $46.7 million for the second quarters ended April 30, 1997 and 1998, respectively, exclusive of the effect of charges for purchased research and development and the estimated legal and related costs accrual. During the second quarters 1997 and 1998, operating margins were 45.9% and 32.7% of revenue, respectively, exclusive of the effect of a one-time charge for purchased research and development and legal and related costs accrual. The Company expects that its operating margins may decrease as it continues to hire additional personnel and increase operating expenses to support its business. The results of operations for the second quarter 1998 are not necessarily indicative of results to be expected in future periods. See "Risk Factors."

            INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income and other income (expense), net were $2.0 million and $3.4 million for the second quarters ended April 30, 1997 and 1998, respectively. The approximate $1.4 million increase in interest income and other income (expense), net was attributable to higher invested cash balances.

            PROVISION FOR INCOME TAXES. The Company's provision for income taxes were $18.1 million and $15.2 million for the second quarters ended April 30, 1997 and 1998, respectively. During the second quarters 1997 and 1998, the provision for income taxes were 38.8% and 38.0% of income before income taxes, respectively, exclusive of the effect of one-time charges for purchased research and development expenses. Purchased research and development charges are not deductible for tax purposes. The decline in the income tax rate in second quarter 1998 compared to second quarter 1997 was the result of a lower combined effective state income tax expenses, a larger benefit from the Company's Foreign Sales Corporation and an increase in expected tax credits derived from research and development activities.

SIX MONTHS ENDED APRIL 30, 1997 COMPARED TO SIX MONTHS ENDED APRIL 30, 1998

            REVENUE. The Company recognized $161.3 million and $287.8 million in revenue for the six months ended April 30, 1997 and 1998, respectively. The approximate $126.5 million or 78% increase in revenues in the six months ended April 30, 1998 compared to the six months ended April 30, 1997 was largely the result of increased sales to Sprint, Cable and Wireless, DTI, Teleway, and Japan Telecom offset by a decline in sales to WorldCom. The Company had no sales for Cable and Wireless , DTI, and Japan Telecom in the first six months of 1997. A significant portion of the increase in the Company's six month 1998 revenues compared to six month 1997 revenues was attributed to sales of the Company's Sentry and 4000 systems, which were not available for sale in the first six months of 1997. The Company expects revenues, in the near term to be largely dependent upon sales to Sprint, several new customers and, depending on the results of ongoing testing and evaluation, AT&T Corporation ("AT&T"). These revenues are expected to be derived primarily from sales of the Sentry and 4000, and to a lesser extent, from Firefly, the Company's short distance 24 channel product. There are material risks associated with the Company's dependence on these customers, as well as its transition to multiple product lines. See "Risk Factors".

            GROSS PROFIT. Gross profits were $92.6 million and $164.9 million for the six months ended April 30, 1997 and 1998, respectively. The approximate $72.3 million or 78% increase in gross profit in the first six months of 1998 compared to the first six months of 1997 was the result of increased revenues for those periods. Gross margin as a percentage of revenues was 57.4% and 57.3% for the first six months of 1997 and 1998, respectively. The relative constant gross margin percentage for the comparable periods was the result of a combination of factors that increased the gross margin percentage such as reductions in component costs; increased manufacturing volumes and efficiencies; reductions in the percentage of significantly lower margin installation service revenue to total revenues for the periods; offset by a reduction in selling prices. The Company expects that gross margins in the future may decrease primarily due to competitive market pricing, although the Company's manufacturing efficiencies and improvements in component costs should moderate the rate and magnitude of any decrease. The

Company's future gross margins may also decrease because of the mix of product features and configurations sold in a period as well as the extent of services provided. See "Risk Factors."

            RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $7.7 million and $26.9 million for the six months ended April 30, 1997 and 1998, respectively. During the first six months of 1997 and 1998, research and development expenses were 4.8% and 9.3% of revenue, respectively. The approximate $19.2 million or 249% increase in research and development expenses in the first six months of 1998 compared to the first six months of 1997 was the result of increases in staffing levels, consumption of prototype materials, utilization of outside consultants for certain development efforts and higher costs of test equipment used to develop and test new products and features. The Company expects that its research and development expenditures will continue to increase during the remainder of fiscal year 1998 to support the continued development of the MultiWave products, the exploration of new or complementary technologies, and the pursuit of various cost reduction strategies. The Company expenses research and development costs as incurred.

            SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $8.0 million and $21.0 million for the six months ended April 30, 1997 and 1998, respectively. During the first six months of 1997 and 1998, selling and marketing expenses were 5.0% and 7.3% of revenue, respectively. The approximate $13.0 million or 163% increase in selling and marketing expenses in the first six months of 1998 compared to the first six months of 1997 was primarily the result of increased staffing levels in the areas of sales, technical assistance and field support, and increases in commissions earned, trade show participation, promotional costs, travel expenditures and rent expense. The Company anticipates that its selling and marketing expenses will increase during the remainder of fiscal year 1998 as additional personnel are hired and offices opened, particularly in support of international market development, to allow the Company to pursue new market opportunities.

            GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $9.8 million and $18.2 million for the six months ended April 30, 1997 and 1998, respectively. During the first six months of 1997 and 1998, general and administrative expenses were 6.1% and 6.3% of revenue, respectively. The approximate $8.6 million or 8.6% increase in general and administrative expenses in the first six months of 1998 compared to the first six months of 1997 was primarily due to increases in legal and related costs associated with Pirelli litigation, staffing levels and outside consulting services. The Company believes that its general and administrative expenses for the remainder of fiscal 1998 may increase due to the expansion of the Company's administrative staff required to support its expanding operations.

            PURCHASED RESEARCH AND DEVELOPMENT. Purchased research and development costs were $9.5 million for the six months ended April 30, 1998. These costs were for the purchase of technology associated with the acquisition of Terabit during the second quarter 1998. See Note 5 of Notes to Consolidated Financial Statements.

            OPERATING MARGINS. The Company's operating margins were $67.1 million and $89.3 million for the six months ended April 30, 1997 and 1998, respectively. During the first six months of 1997 and 1998, operating margins were 41.6% and 31.0% of revenue, respectively, or 34.3% of revenue for first six months of 1998 exclusive of the $9.5 million in charges related to purchased research and development. The Company expects that its operating margins may decrease as it continues to hire additional personnel and increase operating expenses to support its business. The results of operations for the six months ended April 30, 1998 are not necessarily indicative of results to be expected in future periods. See "Risk Factors."

            INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income and other income (expense), net were $2.4 million and $7.2 million for the six months ended April 30, 1997 and 1998, respectively. The approximate $4.8 million increase in interest income and other income (expense), net was attributable to higher invested cash balances.

            PROVISION FOR INCOME TAXES. The Company's provision for income taxes was $26.9 million and $41.3 million for the six months ended April 30, 1997 and 1998, respectively. During the first six months of 1997 and 1998, the provision for income taxes was 38.8% and 38.4% of income before income taxes, respectively, exclusive of the effect of one-time charges for purchased research and development expenses recorded in the second quarter of 1998 and an adjustment to the estimated state income tax liability associated with the Alta operations recorded in Alta's first quarter of 1998. Purchased research and development charges are not deductible for tax purposes. The decrease in the income tax rate, exclusive of one-time charges, for the first six months of 1998 compared to first six months of 1997 was the result of a lower combined effective state income tax expense, a larger benefit from the Company's Foreign Sales Corporation and an increase in expected tax credits derived from research and development.

LIQUIDITY AND CAPITAL RESOURCES

            At April 30, 1998, the Company's principal source of liquidity was its cash and cash equivalents of $174.5 million and its marketable debt securities of $51.8 million. The Company's marketable debt securities have maturities no longer than six months.

            Cash generated from operations was $10.2 million for the six months ended April 30, 1998. This amount was principally attributable to net income, the non-cash charges of depreciation, amortization, provisions for inventory obsolescence and warranty, purchased research and development, increases in accounts payable, accrued expenses and income tax payable; offset by increases in accounts receivable and inventory due to increased revenue and to the general increase in business activity.

            Investment activities in the six months ended April 30, 1998 included the net purchase of $51.9 million worth of corporate debt securities, $58.0 million invested in capital expenditures and $2.1 million used in the acquisition of Astracom and Terabit. Of the amount invested in capital expenditures, $47.9 million was used for additions to capital equipment and furniture and the remaining $10.1 million was invested in leasehold improvements.

       The Company expects to use an additional $1.0 million to $5.0 million of capital during the remainder of fiscal 1998 to complete the construction of leasehold improvements for its new facilities and the conversion to full research and development activities of its current 96,000 square foot facility.

            The Company believes that its existing cash balance and cash flows from future operations will be sufficient to meet the Company's capital requirement for at least the next 18 to 24 months.

YEAR 2000 READINESS

      The Company has taken actions to understand the nature and extent of the work required to make its systems, products and infrastructure Year 2000 compliant. The Company began work this year to change its main financial, manufacturing and information system to a company-wide Year 2000 compliant enterprise resource planning ("ERP") computer-based system and expects to have the ERP system fully installed in the second half of 1998. The Company believes, based on available information, that it will be able to manage its Year 2000 transition without any material adverse effect on the Company's business, financial condition and results of operations.

RISK FACTORS

      CONCENTRATION OF POTENTIAL CUSTOMERS; DEPENDENCE ON MAJOR CUSTOMERS; DEVELOPMENT OF AT&T AS MAJOR CUSTOMER. The Company's business, and particularly the size of its revenue growth potential, has historically been dependent on two customers, Sprint and WorldCom, and will in the near term continue to be highly dependent on those two customers, and on the development of AT&T as a major customer. While the scope of commercial applications of the Company's MultiWave Metro product (scheduled for general availability in the fall of 1998) is expected to expand the number of potential customers for the Company, in the near term, additional potential customers, consisting almost exclusively of long distance and other telecommunications carriers using fiberoptic networks, are relatively few in number, and of those, a very small number have revenue potential comparable to that of Sprint, WorldCom and AT&T. The number of potential major customers may also decrease if and as customers merge with or acquire one another. In November 1997, WorldCom and MCI announced an agreement to merge and in May 1998, SBC and Ameritech also announced an agreement to merge. The distraction and/or reorganization sometimes attendant to such mergers could delay, limit or otherwise adversely affect the capital equipment purchasing patterns of the parties to them, with a corresponding adverse effect on the Company's sales, even if the customer is otherwise satisfied with the Company's products and intends to purchase more.

      The Company believes WorldCom is very satisfied with the Company's products, and intends to continue significant purchases; however, WorldCom informed the Company in February 1998 that its DWDM system requirements for 1998 will be substantially reduced, based on a change in WorldCom's capital equipment acquisition policies. According to information shared with the Company in February 1998, WorldCom purchased equipment during 1997, based on a policy designed to meet an estimated two years worth of anticipated network capacity requirements. The new policy calls for purchasing activity and bandwidth deployment to more closely coincide with just in time inventory management, which, according to WorldCom, means significant purchasing from CIENA may resume in the latter part of calendar 1998. Consistent with WorldCom's announced change in purchasing practices, WorldCom's purchases in the Company's second quarter were not material.

      Although the Company has previously announced a trial evaluation agreement and a five year agreement to supply 16-channel MultiWave Sentry systems to AT&T, before AT&T would become a purchasing customer, the Company will have to be successful in rigorous testing and evaluation which are ongoing. The Company believes it ultimately will be successful in such testing and evaluation, but there is no assurance of that outcome, nor is there assurance as to when the period of testing will be completed. Testing is an interactive and dynamic process which is unpredictable, frequently subject to unanticipated delay, and not often accelerated. The products under test with AT&T are pilot production/prototype versions of the 16 channel MultiWave Sentry which are customized for AT&T requirements, including specific embedded software as well as element management software ("EMS") designed for AT&T and not used or currently implemented in the Company's manufactured products. The EMS software is believed by the Company to be the first of its kind in the DWDM industry, and represents an important aspect of AT&T's move to a multivendor environment. A number of unpredictable delays in development have occurred and are attributable to these sophisticated and complex software requirements, as well as the prototype nature of the hardware. The Company and AT&T have expended considerable collaborative and good faith efforts to address and resolve these delays, but the cumulative effect has been to slow the Company's prospects for shipping to AT&T by approximately five months, and to forego revenues which might otherwise have been obtainable during that period. The Company does not expect shipments to begin until the second half of 1998 (with acceptance and revenue recognition to follow), and in any event the Company is unable to predict the volume, duration or timing of any purchases which might ensue from AT&T. Additionally, AT&T recently announced plans to test and deploy a proposed 80-channel DWDM system being developed by Lucent Technologies, Inc. ("Lucent"). Lucent has announced that this proposed product is expected to be commercially available worldwide in the fourth quarter. If such a product is in fact developed, performs as advertised, and is manufacturable by Lucent in volume quantities by the fourth quarter of this year, and if core demand for bandwidth is sufficient to prompt widespread market interest in such a product, the likelihood of significant orders from AT&T for the Company's MultiWave Sentry system may diminish. See "Competition". The Company currently believes the impact of Lucent's announcement on AT&T's likely orders for the Company's systems will not be material; however, Lucent also is believed to have a 16 channel system in testing with AT&T. The extended testing of MultiWave Sentry has in any event delayed the timing of shipments and revenue recognition from AT&T, and may have an adverse impact on the relative proportion of 16 channel DWDM purchases which AT&T allocates between its two announced DWDM vendors, Lucent and CIENA, and could also lead AT&T to consider other products to replace the gap caused by the delays. If material delays in reaching successful conclusion of testing continue, or if AT&T for any reason allocates a materially lower share of DWDM purchases to the Company in absolute terms or relative to AT&T's second vendor, the effect could cause substantial swings, and potentially material and adverse effects, on the Company's quarterly financial condition and results of operations.

      The reduction, delay or cancellation of orders for, or a delay in shipment of the Company's products to Sprint, or a failure by WorldCom to resume purchasing at significant levels in the latter part of calendar 1998 , or the inability to develop AT&T as a significant customer, as well as additional customers in the telecommunications market, likely would have a material adverse affect on the Company's business, financial condition and results of operations.

      Additionally, the size and complexity of the Company's potential customers, and the typically long and unpredictable sales cycles associated with them, require the Company to make considerable early investments in account management personnel, product customization efforts in both engineering and manufacturing, and in some cases, facilities in proximity to the customer's locations, without assurance of future revenues. Due to the size and complexity of the AT&T network, and the uniqueness of AT&T's requirements for the MultiWave Sentry, the Company has invested and expects over fiscal 1998 to continue to invest considerable financial, engineering, manufacturing and logistics support resources in positioning the commercial relationship to be successful. The Company's acquisition of Alta, an installation services company, is an example of this risk. This acquisition, closed in the second fiscal quarter of 1998, has brought approximately 160 installation personnel to the Company, and was undertaken in large part to position the Company to be able to service the installation requirements associated with any AT&T deployment, even though the Company has no assurance as to the volume, duration or timing of any purchases which might ensue from AT&T. The Company also intends to invest in developing significant customer relationships with Bell Atlantic and other RBOCs and CLECs, as well as internationally. Over the near term, this investment of resources will be evident in increased operating expenses and in a rise in the Company's general overhead structure, with the result that the Company's near term growth in earnings may moderate or even decline, even if revenues increase. If the Company is unable to convert these investments into significant revenue generating relationships by the second half of fiscal 1998, the Company's business, financial condition and results of operations for the year could be materially and adversely affected.


      COMPETITION. The Company believes the rapid pace at which the need for higher and more cost-effective bandwidth has developed was not widely anticipated in the global telecommunications industry. The Company further believes its MultiWave 1600 is the only commercially deployed and operational full 16-channel open architecture DWDM system anywhere in the world, and further believes the demonstrated commercial manufacturability of its MultiWave 4000 system gives the Company's high-capacity product offerings a level of credibility not possessed by its competitors. However, competition in the global telecommunications industry historically has been dominated by a small number of very large companies, each of which have greater financial, technical and marketing resources, greater manufacturing capacity and more extensive and established customer relationships with network operators than the Company. Each of Lucent, Alcatel, Nortel, NEC, Pirelli, Siemens and Ericsson are moving very aggressively to capture market share in the DWDM market. The Company expects aggressive competitive moves from industry participants, which have to date included early announcement of competing or alternative products, and substantial and increasing price discounting. Such early announcements of competing products can cause confusion and delay in customer purchasing decisions, particularly if the announcements are viewed as credible in terms of both the performance of the announced product, and the time within which it will be available. For example, Lucent recently announced a proposed high-capacity DWDM system which it claims will handle 400 Gb/s of capacity per fiber, and which it further claims will be commercially available worldwide in the fourth quarter. There can be no assurance that announcements like those of Lucent or others in the industry will not cause confusion and delay in customer purchasing decisions. Further, if new products such as that announced by Lucent are in fact developed, perform as advertised, and are manufacturable in volume quantities by the fourth quarter of this year, the likelihood of significant orders from AT&T and other customers for the Company's 16-channel MultiWave Sentry and 40-channel MultiWave 4000 systems may diminish. The timing of shipments by the Company and corresponding revenue, if delayed by reason of deferred deployment of MultiWave Sentry or MultiWave 4000 systems pending evaluation of a competitor's product, could and likely would cause substantial swings, and potentially material and adverse effects, on the Company's quarterly financial condition and results of operations.

      In addition, Lucent, Alcatel, Nortel, NEC and Siemens are already providers of a full complement of switches, fiberoptic transmission terminals and fiberoptic signal regenerators and thereby can position themselves as vertically integrated, "one-stop shopping" solution providers to potential customers.

      While competition in general is broadly based on varying combinations of price, manufacturing capacity, timely delivery, system reliability, service commitment and installed customer base, as well as on the comprehensiveness of the system solution in meeting immediate network needs and foreseeable scaleability requirements, the Company's customers are themselves under increasing competitive pressure to deliver their services at the lowest possible cost. This pressure may result in pricing for DWDM systems becoming a more important factor in customer decisions, which may favor larger competitors which can spread the effect of price discounts in their DWDM product lines across an array of products and services, and a customer base, which are larger than the Company's. The Company's customers also generally prefer to have at least two sources for key network equipment such as DWDM systems, but the Company has until recently been the only supplier of 16 channel, or greater than 16 channel, DWDM systems. As competitors catch up with manufacturable DWDM systems which are realistic alternatives to those supplied by the Company, the Company's customers may reduce the portion of their DWDM purchases allocated to the Company.

      Intellectual property disputes may also be asserted as part of a competitive effort to reduce the Company's leadership position and limit its ability to achieve greater market share, even if the merits of specific disputes are doubtful. Some of the Company's competitors are also key suppliers of components for the Company's systems.

      There can be no assurance that the Company will be able to compete successfully with its competitors or that aggressive competitive moves faced by the Company will not result in significantly lower prices for the Company's products, additional decreases in gross profit margins, and otherwise have a material adverse effect on its business, financial condition and results of operations.

      DEPENDENCE ON EFFECTIVE TRANSITION TO MULTIPLE PRODUCT LINES. The Company believes the largest portion of its production capacity for the balance of fiscal 1998 will be shifted to the MultiWave Sentry, the MultiWave 4000 and, to a lesser extent, the MultiWave Firefly systems. While much of the manufacturing process for these systems is identical to that involved in the manufacture of the MultiWave 1600, there are important differences in raw materials and components, as well as even more precise performance specifications. Manufacturing yields in the first several months of production may be adversely impacted as the transition is made to full production of these new systems. Additionally, not all of the component suppliers for these new systems have demonstrated the ability to ramp up their production to keep pace with the Company's needs, and certain of the new components are critical to system operation, such as the apparatus for multiplexing and demultiplexing of signals in the 24-channel Firefly system. One of the Company's planned vendors for this apparatus has notified the Company that it continues to have difficulty in achieving overall yield and process stability. The Company is comfortable that its immediate needs for this component can be met by another vendor, but neither vendor has yet demonstrated the ability to ramp up as may be necessary to meet the Company's future needs. Further, the volume of pilot production/prototype equipment required for AT&T testing, and the need to be responsive to testing issues and resulting modification requests, consumes manufacturing resources which would otherwise be available for other products. The Company must effectively manage all of these risks during the transition in manufacturing, with a minimum of delay or disruption in product deliveries. The failure to do so would likely have an adverse effect on the Company's customer relationships, with attendant risk of adverse effects on the level and timing of ongoing customer orders, as well as on the development of new customers. Even if effectively managed, new products like the MultiWave Sentry, MultiWave 4000, MultiWave Firefly, and late in 1998, the MultiWave Metro, are typically subjected by the customers to lengthier initial acceptance testing periods than will occur with later shipments. The timing of these lengthier acceptance periods would affect the timing of revenue recognition for these products, which may cause substantial differences in quarter to quarter operating results. These differences could lead to increased volatility in the Company's stock price, irrespective of the Company's overall performance or actual longer term prospects. See "Fluctuation in Quarterly and Annual Results".

      ANTICIPATING DEMAND FOR BANDWIDTH. The Company's systems enable high capacity transmission over long distance, and with the introduction of MultiWave Firefly, certain short-haul portions of, optical communications networks; however, the Company's customers and target customers determine how much capacity is required, when it will be deployed, and what equipment configurations will be used, if any. The Company has encountered a wide variety of customer views of how much capacity will be needed over what periods of time, as well as how to convert such capacity into revenue. Those views reflect the carriers' differing competitive strategies and financial and marketing resources, and result in widely varying patterns and timing of evaluation, purchase and deployment of the Company's systems, other DWDM systems or other capacity solutions. Certain carriers have believed the deployment of large scale capacity quickly will be a competitive advantage--i.e., they have assumed the accelerating demand for bandwidth will continue and the capacity will be utilized quickly. This viewpoint leads to prompt and widespread deployment of high-channel count DWDM systems. Other carriers have adopted more of a wait-and-see approach, which dictates a more gradual channel by channel deployment of higher capacity systems. These views are further influenced by the pace at which the higher bandwidth available over long distance routes is distributed or distributable over "the last mile" of the networks, as well as the willingness of carriers to aggressively lower their charges for services as a means of accelerating consumption of the higher bandwidth. All of these views are also subject to abrupt change, as competition and the evolving marketplace may demand. As an example, WorldCom informed the Company in February 1998 that its DWDM system requirements for 1998 would be substantially below last year's purchases of $184.5 million. WorldCom indicated to the Company that last year it purchased DWDM systems from the Company at a level that contemplated two years' of capacity requirements, and that this year's purchases would be substantially reduced because limited to one year's estimate of capacity requirements. WorldCom's information in February 1998 demonstrated that there can be surprises as network operators and their purchasing groups grapple with unprecedented changes and challenges to network planning.

      Under these circumstances, for so long as the Company remains dependent on two or even three customers, the Company will be vulnerable to significant quarterly fluctuations, and to difficulty in predicting the direction or magnitude of future demand for the Company's systems. The Company believes growth in data communications and in commercial and consumer use of the Internet remains solid as a market driver of demand for bandwidth, which in turn fuels demand for DWDM systems and other high-bandwidth solutions. The Company also is confident that its products are well targeted toward the visible emerging chokepoints in the networks. The Company is less certain whether it will be able to accurately anticipate changes in direction or magnitude of near term demand. Unanticipated reductions in demand would adversely affect the Company's profitability and, depending on the size of the gap between actual, reduced demand, and investor expectation of such demand, could result in further stock price volatility irrespective of the Company's overall competitive position and long term prospects.

      LONG AND UNPREDICTABLE SALES CYCLES. The purchase of network equipment such as DWDM equipment is typically carried out by network operators pursuant to multiyear purchasing programs which may increase or decrease annually as the operators adjust their capital equipment budgets and purchasing priorities. The Company's customers do not typically share detailed information on the duration or magnitude of planned purchasing programs, nor do they consistently provide to the Company advance notice of contemplated changes in their capital equipment budgets and purchasing priorities. Additionally, a typical year end wind-down of customers' annual capital equipment procurement cycles, or a seasonal slow down in purchasing, neither of which was experienced by the Company in its first year of product shipments, may be experienced in this and future years. These uncertainties substantially complicate the Company's manufacturing planning, and may lead to substantial and unanticipated fluctuations in the timing of orders and revenue. The Company has in fact experienced such unanticipated fluctuations in prior quarters, but any unanticipated reduction in orders from one customer has previously been offset in part or in whole by unanticipated increases in orders for other routes with the same customer or in orders from another customer. In the quarter just completed, the unanticipated reduction in orders from WorldCom was offset in large part by a significant increase in orders from Sprint. Unless and until WorldCom resumes purchases at a level comparable to the prior fiscal year, the Company will continue to need material purchases from one or more other customers in order to offset the reduction from WorldCom. There can be no assurance that this historical ability to offset reductions will continue, and in particular, Sprint is unlikely to continue purchasing at the rate experienced in the quarter just completed.

      Any curtailment or termination of customer purchasing programs, decreases in customer capital budgets or reduction in the purchasing priority assigned to equipment such as DWDM equipment, particularly if significant and unanticipated by the Company and not offset by increased purchasing from other customers, could have a material adverse effect on the Company's business, financial condition and results of operations. Further, as is the case with most manufacturing companies, the Company has manufactured, and from time to time in the future likely will manufacture finished products on the basis of non-binding customer forecasts rather than actual purchase orders. However, in contrast to most manufacturing companies, given the Company's dependence on very few customers, and the relatively high cost of the Company's DWDM systems, the financial consequences of mismatches between what is built and what is actually ordered can be magnified. Long distance carriers may also encounter delays in their build out of new routes or in their installation of new equipment in existing routes, with the result that orders for the MultiWave systems may be delayed or deferred. Any such delay with any major customer, as well as any other delay or deferral of orders for MultiWave systems, could result in material fluctuations in the timing of orders and revenue, and could have a material adverse effect on the Company's business, financial condition and results of operations.

      FLUCTUATION IN QUARTERLY AND ANNUAL RESULTS. The Company's revenue and operating results are likely to vary significantly from quarter to quarter and from year to year as a result of a number of factors, including the size and timing of orders, product mix and shipments of systems. The timing of order placement, size of orders, satisfaction of contractual customer acceptance criteria, as well as order delays or deferrals and shipment delays and deferrals, may cause material fluctuations in revenue. Delays or deferrals in purchasing decisions may increase as competitors introduce new competing products, customers change purchasing practices, and as the Company develops or introduces other DWDM products, such as the MultiWave Sentry, MultiWave 4000, MultiWave Firefly and the MultiWave Metro. Consolidation among the Company's customers and target customers, such as that involved in the WorldCom/MCI merger, and the distraction and/or reorganization attendant to such consolidation, may also lead to delay or deferral of purchasing decisions. See "Concentration of Potential Customers; Dependence on Major Customers; Development of AT&T as Major Customer". Changes in customers' approaches to bandwidth deployment can also materially impact purchasing decisions. See "Anticipating Demand for Bandwidth." The Company's dependence on a small number of existing and potential customers increases the revenue impact of each customer's actions relative to these factors. The Company's expense levels in the future will be partially based on its expectations of long term future revenue and as a result net income for any quarterly period in which material orders are shipped or delayed or not forthcoming could vary significantly. The Company's expense levels for the next two quarters are expected to reflect substantially increased investment in financial, engineering, manufacturing and logistics support resources in positioning the AT&T, RBOC, international and other potential commercial relationships to be successful, even though there is no assurance as to the volume, duration or timing of any purchases which might ensue from AT&T or others. See "Concentration of Potential Customers; Dependence on Major Customers; Development of AT&T as Major Customer". Over the near term, this investment of resources will be evident in increased inventory levels and operating expenses, and in a rise in the Company's general overhead and expense structure, with the result that the Company's near term earnings may moderate or decline, even if revenues increase. In general, quarter-to-quarter sequential revenue in the first two or three years of operations are likely to vary widely and therefore may not be reliable indicators of annual performance.

      MANAGEMENT OF EXPANSION. The Company is experiencing rapid expansion in all areas of its operations, particularly in manufacturing, and the Company anticipates that this expansion will continue in the near future. Total personnel grew from 841 at October 31, 1997, to 1,247 at April 30, 1998. The Company's Atlanta, Georgia research and development support organization grew from 12 personnel at October 31, 1997 to 41 at April 30, 1998. Approximately 160 more employees have joined the Company as a result of the Company's acquisition, closed during the second fiscal quarter 1998, of Alta , an installation services provider.

      This expansion, and the attendant separation and relocation of various functions to different facilities, has placed strains on the material, financial and personnel resources of the Company and will continue to do so. The pace of the Company's expansion, in combination with the complexity of the technology involved in the manufacture of the Company's systems, demands an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting the operational needs of the Company and the needs of the Company's customers, who are among the most demanding customers in the world in terms of requirements for quality, reliability, timely delivery and post-installation field support. The rapid pace and volume of new hiring, the timely build out of new facilities, and the accelerated ramp up in manufacturing capacity, if not effectively managed, could adversely affect the quality or efficiency of the Company's manufacturing process. The conversion to full scale production in fiscal 1998 of the Company's new MultiWave Sentry, MultiWave 4000 and MultiWave Firefly product lines will also present substantial management and manufacturing challenges, as the scope of material planning and labor involvement are different and more expansive than was the case with the Company's original MultiWave 1600 product line. The assimilation of Alta, and the effective utilization of its installation services personnel, will also be critical to the Company's efforts to satisfy its larger customers and, ultimately, to further ramp up its production and sales volume to those customers.

      The Company also continues to increase its flow of materials, optical assembly, final assembly and final component module and system test functions, as well as the size of its sales and marketing organization for all product lines, in anticipation of a level of customer orders that may not be achieved. Many of the highest cost components in the Company's new products are also those with the longest lead ordering times. As a result, the importance of effective coordination between component ordering relative to anticipated customer orders is increased, and the inability to manage this effectively may result in increased inventory levels, and potentially, inventory obsolescence, particularly if there are slips in delivery and final acceptance of the Company's newest products. Increased inventory levels could also result from any significant deferral of material purchases from any of the Company's major customers. This could occur if testing of the Company's products at AT&T is extended significantly. See "Concentration of Potential Customers; Dependence on Major Customers; Development of AT&T as Major Customer."

      The Company's expansion over the past several quarters has also resulted in an outgrowing of the Company's information management systems. A major shift to a new and greatly expanded internal network and information management system is scheduled for the third quarter of 1998. This shift will impact virtually all areas of the business, including manufacturing, purchasing, accounting, payroll, documentation and recordkeeping, and could have adverse effects on Company operations in the near term if not managed effectively.

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

      NEW PRODUCT DEVELOPMENT DELAYS. The Company's ability to anticipate changes in technology, industry standards, customer requirements and product offerings and to develop and introduce new and enhanced products in a timely fashion relative to customer expectations of increasingly short product development cycles, will be significant factors in the Company's ability to remain a market leader in the deployment of DWDM systems. The complexity of the technology involved in product development efforts in the DWDM field, including product customization efforts for individual customers such as AT&T, can result in unanticipated delays. See "Concentration of Potential Customers; Dependence on Major Customers; Development of AT&T as Major Customer". The qualification and ramping up of new suppliers for new or customized products requires extensive planning and can result in unanticipated delays which affect the Company's ability to deliver such products in a timely fashion. The software certification process for new telecom equipment used in RBOC networks--a process traditionally conducted by Bellcore on behalf of the RBOCs--can also result in unanticipated delays, and has resulted in some delay in the commercial introduction of MultiWave Firefly. The failure to deliver new and improved products, or appropriately customized products, in a timely fashion relative to customer expectations (which expectations can be influenced by competitors' announcements of competing products), would have a material adverse effect on the Company's competitive position and financial condition. See "Competition". The Company is currently facing its first major test in this area, with its general commitment to the delivery of MultiWave Sentry, MultiWave 4000 and MultiWave Firefly at various times during this fiscal year. The Company's performance on this commitment relative to customer expectations will likely have a material impact on the Company's ability to further solidify its position in the telecom industry as a credible, long-term supplier of multiple products and successive next-generation solutions. The Company believes it will be successful in this effort, but there is no assurance of that, and there will likely be few objective "leading indicators" of the Company's success or failure, other than continued purchasing by its customers.

      STOCK PRICE VOLATILITY. The Company's Common Stock price has experienced substantial price volatility, and is likely to continue to do so. Such volatility can arise as a result of any divergence between the Company's actual or anticipated financial results and published expectations of analysts and as a result of announcements by the Company and its competitors. The Company attempts to address this possible divergence through its public announcements and reports; however, the degree of specificity the Company can offer in such announcements, and the likelihood that any forward-looking statements made by the Company will prove correct in actual results, can and will vary, due primarily to the uncertainties associated with the Company's dependence on a small number of existing and potential customers, long and unpredictable sales cycles and customer purchasing programs, the absence of unconditional minimum purchase commitments from any customer, a declining level of visibility into its customers' deployment plans over the course of the capital equipment procurement year, and the lack of reliable data on which to anticipate core demand for high bandwidth transmission capacity. An example of this uncertainty is evidenced in the February 1998 communication from WorldCom that its DWDM system requirements for 1998 would be substantially reduced relative to last year's purchases, due to a change in its purchasing policies. See "Concentration of Potential Customers; Dependence on Major Customers; Development of AT&T as Major Customer".

      The WorldCom example indicates that divergence between the Company's actual or anticipated financial results and published expectations of stock analysts can occur notwithstanding the Company's efforts to address those expectations through public announcements and reports. Such divergence will likely occur from time to time in the future, with resulting stock price volatility, irrespective of the Company's overall year to year performance or long term prospects. For so long as the Company remains highly dependent on two or three customers, and particularly in years, like the current fiscal year, when substantial majority of purchases by these customers are likely to be focused on products, such as MultiWave Sentry, MultiWave 4000, and MultiWave

Firefly, being introduced for the first time, there is substantial risk of widely varying quarterly results, including the so-called "missed quarter" relative to investor expectations which do not account for these issues, with attendant risk of higher volatility in the Company's stock price. See "Concentration of Potential Customers; Dependence on Major Customers; Development of AT&T as Major Customer"; "Dependence on Effective Transition to Multiple Product Lines"; and "Anticipating Demand for Bandwidth".

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  PIRELLI LITIGATION

      CHRONOLOGICAL SEQUENCE OF LITIGATION

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

      The Company anticipated, and continues to anticipate, that as the now-consolidated First and Third Pirelli Lawsuits (see below) approach trial, either or both parties might take actions to amend or add to the patent infringement claims already pending.

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

      On February 13, 1998, and based upon the Court's Markman ruling in the First Pirelli Lawsuit, the Company filed a motion for summary judgment of non-infringement on two of the three remaining patents in the First Pirelli Lawsuit, and of invalidity on portions of the third. Pirelli filed a motion for summary judgment of literal infringement of a single claim of the patent as to which the Company has filed for summary judgment of invalidity. No hearing date has been set for argument on the motions for summary judgment. There is no assurance that Pirelli's motion will not be granted, or that the Company's motions will result in complete disposition of the First Pirelli Lawsuit. The Company continues to plan on going to trial in all litigation.

      On February 17, 1998, the Company filed its answer to the Second Pirelli Lawsuit, denying infringement, alleging inequitable conduct on the part of Pirelli in the prosecution of the two patents, and stating a counterclaim against the relevant Pirelli parties for a declaratory judgment finding the Pirelli patents invalid and/or not infringed.

      RECENT DEVELOPMENTS IN LITIGATION

      Concurrent with the filing of its answer to the Second Pirelli Lawsuit, the Company filed a motion to consolidate the First, Second and Third Lawsuits for purposes of trial. This motion was denied by the Court, and consolidation is presently ordered only with respect to the First and Third Lawsuits. Trial of the consolidated lawsuit is not expected until late 1998 or early 1999. Trial of the unconsolidated Second Pirelli Lawsuit is not expected until after conclusion of the first.

      In March 1998, the Company filed an amended answer and counterclaim in the Second Lawsuit, adding a counterclaim for violation of U.S. antitrust laws. The Company is investigating the possibility of additional claims against Pirelli.

      Also in March 1998, the Company filed a new, second complaint against Pirelli with the ITC based on the Company's belief that a 32 channel DWDM system announced by Pirelli infringed a patent newly issued to the Company. The Company's complaint seeks a ban on the importation by Pirelli into the U.S. of any infringing 32 channel system, including the system which the Company understands has passed laboratory testing at Sprint. A formal investigative proceeding was instituted by the ITC in April 1998.

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

      The Company and Pirelli have recently agreed to suspend legal proceedings for a brief period to pursue settlement discussions. Unless mutually extended, the suspension will lapse by the end of May 1998 if no settlement is reached. There is no assurance a settlement will be reached by the end of May, and the Company believes that if no settlement is reached within this time period, the likelihood of resolving the matter before trial will be significantly reduced. In view of the risks that no settlement will be reached, and in light of the complexity and likely time-consuming nature of the litigation, including the new ITC proceeding, and the Company's expanded antitrust claim and potentially other claims, the Company accrued in the second fiscal quarter of 1998 an additional $10.0 million for legal fees and expenses, which is management's current estimate of the legal expenses necessary to carry the litigation through to resolution on the merits.

     There can be no assurance that the Company will be successful in the Pirelli litigation, and an adverse determination in the Delaware court, either on a motion for summary judgment or in trial, could result from a finding of infringement of only one claim of a single patent. An adverse determination in the litigation could preclude the Company from producing MultiWave systems until it were able to implement a non-infringing alternative design to any portion of any system to which such a determination applied. An adverse determination in the Pirelli litigation could also involve the payment of significant amounts (including substantially more than the $10.0 million which has been accrued this quarter for the legal fees and expenses necessary to litigate the dispute to resolution on the merits), and/or could lead to royalty payments or other terms in addition to such payments, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company continues to believe, however, that its MultiWave systems do not infringe any valid claims of any patents held by Pirelli. The Company further believes certain of the Pirelli patents and/or claims are invalid, and that certain of the Pirelli patents were obtained through inequitable conduct.

     The Company will take all of these factors into account, as well as the costs and uncertainties associated with litigation in general and patent infringement litigation in particular, in determining whether and on what terms a settlement would be acceptable. The Company also believes a settlement which includes a license to the Pirelli patents may have value in connection with the design and development of future DWDM products. There is, however, no assurance that any settlement will be reached. The legal proceedings will resume in June if settlement is not reached.

KIMBERLIN LITIGATION

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

      The Company believes that the Kimberlin Parties' claims, brought as the Company's IPO was being prepared, and the amended claims, are without merit and intends to defend itself vigorously. The Company has moved for summary judgment on the entire matter, including the Company's counterclaim for rescission. The Kimberlin Parties have also moved for summary judgment on a portion of the dispute. A hearing on the Company's and the plaintiff's motions for summary judgment is currently scheduled for June 15, 1998. The Company believes its motion for summary judgment should be granted, but there is no assurance of that outcome. If the motion is not granted the Company intends to proceed to trial.

      If the Company's motion for summary judgment is denied, the Company intends to take the matter to trial; if the plaintiff's motion is granted, the Company intends to appeal. There can be no assurance of the outcome of the pending motions.

ITEM 2.  CHANGES IN SECURITIES

      During the quarter ended April 30, 1998, the Company issued an aggregate of 134,390 shares of Common Stock to the shareholders of Terabit for the purchase of the Terabit business. These shares were not registered in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Registration D promulgated thereunder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of stockholders of the Registrant was held on March 11, 1998. At the annual meeting, the stockholders voted on the following matters:

                                                                 Votes           Votes             Votes
                                                                  For           Against          Abstained         Non-Votes
                                                               ----------     -----------      -------------     -------------
Election of two Class 1 Directors
 Patrick H. Nettles                                            83,819,921                        153,549
 Jon W. Bayless                                                83,817,546                        155,924

To approve the Corporation's 1998 Stock Purchase Plan          64,243,794     19,427,084         185,822           116,770

To amend the Corporation's Third Restated Certifcate of
Incorporation to increase the number of shares of
common stock authorized for issuance thereunder from
180 million shares to 360 million shares                       81,068,819      2,799,341         105,310                 -

To ratify the selection of Price Waterhouse LLP as
independent public accounts for the corporation                83,917,314         15,940          40,216                 -

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit        Description

      10.17          CIENA Corporation Non-qualified Management Deferred
                     Compensation Plan

      11.0 Statement of Computation of Per Share Earnings - see Note 1 of Notes to Consolidated Financial Statements

      27.0 Financial Data Schedule (filed only electronically with the sec)

(b) No reports on Form 8-k were filed during the period ended April 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CIENA CORPORATION


 DATE:  MAY 21, 1998                    BY:   /S/ Patrick H. Nettles
        -------------                         ----------------------
                                              Patrick H. Nettles
                                              President, Chief Executive Officer
                                              and Director
                                              (Duly Authorized Officer)



 DATE:  MAY 21, 1998                    BY:   /S/ Joseph R. Chinnici
        ------------                          ----------------------
                                              Joseph R. Chinnici
                                              Senior Vice President, Finance And
                                              Chief Financial Officer
                                              (Principal Financial Officer)