Form 10-Q
period 1998-07-31
CIENA CORP
filed 1998-09-14
CIK 936395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark one)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

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


           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             CLASS                            OUTSTANDING AT SEPTEMBER  14, 1998
--------------------------------              ----------------------------------
  Common stock. $.01 par value                           102,969,703

                               Page 1 of 25 pages

                                CIENA CORPORATION

                                      INDEX

                                    FORM 10-Q

                                                                                 PAGE NUMBER
PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Statements of Operations
            Quarters and nine months ended July 31, 1997
            and July 31, 1998                                                         3

            Consolidated Balance Sheets
            October 31, 1997 and July 31, 1998                                        4

            Consolidated Statements of Cash Flows
            Nine months ended July 31, 1997 and
            July 31, 1998                                                             5

            Notes to Consolidated Financial Statements                                6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                                11

Item 3.     Quantitative and Qualitative Disclosure About
            Market Risk - Not applicable

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                         23

Item 6.     Exhibits and Reports on Form 8-K                                          24

Signatures                                                                            25

ITEM 1. FINANCIAL STATEMENTS

                               CIENA CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                           Quarter Ended                            Nine Months Ended
                                                  --------------------------------         ----------------------------------
                                                    July 31,            July 31,             July 31,              July 31,
                                                      1997                1998                 1997                  1998
                                                  ------------        ------------         ------------          ------------

Revenue                                               $121,845            $129,116             $283,121              $416,926
Cost of goods sold                                      47,569              70,431              116,222               193,326
                                                  ------------        ------------         ------------          ------------
  Gross profit                                          74,276              58,685              166,899               223,600
                                                  ------------        ------------         ------------          ------------

Operating expenses:
  Research and development                               7,245              18,805               14,994                45,656
  Selling and marketing                                  6,722              12,526               14,738                33,538
  General and administrative                             3,241               3,908                8,041                12,148
  Purchased research and development                         -                   -                    -                 9,503
  Pirelli litigation                                         -              20,579                5,000                30,579
  Merger costs                                               -               2,017                    -                 2,017
                                                  ------------        ------------         ------------          ------------
      Total operating expenses                          17,208              57,835               42,773               133,441
                                                  ------------        ------------         ------------          ------------

Income from operations                                  57,068                 850              124,126                90,159

Interest and other income, net                           1,511               2,577                3,893                 9,783

Interest expense                                           (85)                (58)                (319)                 (223)
                                                  ------------        ------------         ------------          ------------

Income before income taxes                              58,494               3,369              127,700                99,719

Provision for income taxes                              22,770               1,280               49,641                42,627
                                                  ------------        ------------         ------------          ------------

Net income                                            $ 35,724            $  2,089             $ 78,059              $ 57,092
                                                  ============        ============         ============          ============

Basic net income per common share                     $   0.36            $   0.02             $   1.15              $   0.56
                                                  ============        ============         ============          ============

Diluted net income per common share and
    dilutive potential common share                   $   0.34            $   0.02             $   0.75              $   0.53
                                                  ============        ============         ============          ============

Weighted average basic common shares
    outstanding                                         98,021             102,089               68,010               101,360
                                                  ============        ============         ============          ============

Weighted average basic common and dilutive
    potential common shares outstanding                106,296             108,215              103,705               107,775
                                                  ============        ============         ============          ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               CIENA CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                            October 31,           July 31,
                                                                                1997                1998
                                                                            ------------        ------------

                                            ASSETS
Current assets:
  Cash and cash equivalents                                                    $ 268,588           $ 193,486
  Marketable debt securities                                                           -              28,132
  Accounts receivable, net                                                        72,336             108,480
  Inventories, net                                                                41,109              76,343
  Deferred income taxes                                                            9,139               7,628
  Prepaid income taxes                                                                 -              20,499
  Prepaid expenses and other                                                       3,093              10,345
                                                                            ------------        ------------
    Total current assets                                                         394,265             444,913
Equipment, furniture and fixtures, net                                            67,618             125,260
Goodwill and other intangible assets, net                                              -              17,102
Other assets                                                                       1,396               3,960
                                                                            ------------        ------------
    Total assets                                                               $ 463,279           $ 591,235
                                                                            ============        ============

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                             $  24,760           $  42,767
  Accrued liabilities                                                             32,022              32,571
  Income taxes payable                                                               261                 943
  Deferred revenue                                                                 2,591                 192
  Other current obligations                                                        1,179                 893
                                                                            ------------        ------------
    Total current liabilities                                                     60,813              77,366
Deferred income taxes                                                             28,167              31,346
Other long-term obligations                                                        1,885               1,592
                                                                            ------------        ------------
    Total liabilities                                                             90,865             110,304
Commitments and contingencies                                                          -                   -
Stockholders' equity:
  Preferred stock - par value $.01; 20,000,000 shares authorized;
    zero shares issued and outstanding                                                 -                   -
  Common stock - par value $.01; 360,000,000 shares authorized;
    100,287,653 and 102,541,814 shares issued and outstanding                      1,003               1,025
  Additional paid-in capital                                                     245,219             296,951
  Notes receivable from stockholders                                                 (64)               (333)
  Translation adjustment                                                              (5)                (65)
  Retained earnings                                                              126,261             183,353
                                                                            ------------        ------------
    Total stockholders' equity                                                   372,414             480,931
                                                                            ------------        ------------
    Total liabilities and stockholders' equity                                 $ 463,279           $ 591,235
                                                                            ============        ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                CIENA CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       Nine Months Ended July 31,
                                                                                 -------------------------------------

                                                                                     1997                     1998
                                                                                 ------------             ------------
Cash flows from operating activities:
  Net income                                                                       $  78,059                $  57,092
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Non-cash charges from equity transactions                                        31                       31
         Amortization of premiums on marketable debt securities                            -                      362
         Effect of translation adjustments                                                (4)                     (60)
         Purchased research and development                                                -                    9,503
         Write down of leasehold improvements                                            571                        -
         Depreciation and amortization                                                 5,942                   22,850
         Provision for doubtful accounts                                                 200                      194
         Provision for inventory excess and obsolescence                               2,409                    4,116
         Provision for warranty and other contractual obligations                     11,587                    9,583
         Changes in assets and liabilities:
            Increase in accounts receivable                                          (40,375)                 (36,103)
            Increase in prepaid expenses and other                                      (207)                  (7,614)
            Increase in inventories                                                  (18,284)                 (39,350)
            Increase in prepaid income taxes                                               -                  (20,499)
            (Increase) decrease in deferred income tax asset                          (4,107)                   1,511
            Increase in other assets                                                    (141)                  (8,418)
            Increase in accounts payable and accruals                                 29,522                    7,957
            Increase in income taxes payable                                          15,801                      682
            Increase in deferred income tax liability                                      -                    3,179
            Decrease in deferred revenue and other obligations                          (570)                  (2,399)
                                                                                 ------------             ------------
         Net cash provided by operating activities                                    80,434                    2,617
                                                                                 ------------             ------------
Cash flows from investing activities:
   Additions to equipment, furniture and fixtures                                    (47,946)                 (77,572)
   Purchases of marketable debt securities                                                 -                  (90,008)
   Maturities of marketable debt securities                                                -                   61,876
   Net cash paid for business combination                                                  -                   (2,103)
                                                                                 ------------             ------------
         Net cash used in investing activities                                       (47,946)                (107,807)
                                                                                 ------------             ------------
Cash flows from financing activities:
   Repayment of other obligations                                                     (1,685)                    (579)
   Net proceeds from issuance of common stock                                        174,878                    5,127
   Tax benefit related to exercise of stock options and warrants                      17,560                   25,481
   Repayment of notes receivable from shareholders                                         -                       59
                                                                                 ------------             ------------
         Net cash provided by financing activities                                   190,753                   30,088
                                                                                 ------------             ------------
         Net increase (decrease) in cash and cash equivalents                        223,241                  (75,102)
Cash and cash equivalents at beginning of period                                      24,040                  268,588
                                                                                 ------------             ------------
Cash and cash equivalents at end of period                                         $ 247,281                $ 193,486
                                                                                 ============             ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                CIENA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

           The interim financial statements included herein for CIENA Corporation (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial position of the Company at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the Company's October 31, 1997 audited consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for the fiscal year ended October 31, 1997, as restated in the Company's Form 8-K dated February 19, 1998.

           On June 3, 1998 the Company announced an agreement to merge with Tellabs, Inc. ("Tellabs"), a Delaware corporation headquartered in Lisle, Illinois. Tellabs designs, manufactures, markets and services voice and data transport and network access systems. On August 28, 1998 the Company announced that the Company and Tellabs had agreed to amend the agreement to reflect, among other things, a change in the stock exchange ratios. Under the terms of the amended merger agreement, all outstanding shares of CIENA stock were to have been exchanged at the ratio of 0.8 shares of Tellabs common stock for each share of CIENA common stock. An agreement to terminate the merger was reached on September 13, 1998. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Marketable Debt Securities

           The Company has classified its investments in marketable debt securities as held-to-maturity securities as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Such investments are recorded at their amortized cost in the accompanying consolidated balance sheets. As of July 31, 1998 all of the marketable debt securities are corporate debt securities with contractual maturities of six months or less.

Goodwill and Other Intangibles

           The Company's goodwill and other intangibles are the result of external purchases of technology and goodwill and are recorded at the lower of their cost or the fair market value disbursed in conjunction with the purchase. The goodwill and other intangibles are amortized over the useful life of the assets, determined by management to be between five and fourteen years, on a straight-line basis. For the nine months ended July 31, 1998, the Company recorded goodwill amortization of approximately $1,308,000, resulting in accumulated amortization of $2,255,000 as of July 31, 1998.

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


                                                                             For the Quarter Ended July 31, 1998
                                                             ---------------------------------------------------------------------
                                                                     Income                   Shares                Per Share
                                                                  (Numerator)              (Denominator)              Amount
                                                             -----------------------    --------------------     -----------------
BASIC EPS
Income available to common stockholders                            $          2,089                 102,089           $       0.02
                                                                                                                 =================

EFFECT OF DILUTIVE SECURITIES
Stock options                                                                     -                   6,126
                                                             -----------------------    --------------------

DILUTED EPS
Income available to common stockholders +
  assumed conversions                                              $          2,089                 108,215           $       0.02
                                                             =======================    ====================     =================



                                                                                For the Quarter Ended July 31, 1997
                                                             ---------------------------------------------------------------------
                                                                     Income                   Shares                Per Share
                                                                  (Numerator)              (Denominator)              Amount
                                                             -----------------------    --------------------     -----------------
BASIC EPS
Income available to
  common stockholders                                               $        35,724                  98,021           $       0.36
                                                                                                                 =================

EFFECT OF DILUTIVE SECURITIES
Stock options and warrants                                                        -                   8,275
                                                             -----------------------    --------------------

DILUTED EPS
Income available to common
  stockholders + assumed conversions                                $        35,724                 106,296           $       0.34
                                                             =======================    ====================     =================


                                                                               For Nine Months Ended July 31, 1998
                                                            ------------------------------------------------------------------------
                                                                  Income                     Shares                  Per Share
                                                                (Numerator)               (Denominator)               Amount
                                                            --------------------      ----------------------    --------------------

BASIC EPS
Income available to
  common stockholders                                           $        57,092                     101,360        $           0.56
                                                                                                                ====================

EFFECT OF DILUTIVE SECURITIES
Stock options and warrants                                                    -                       6,415
                                                            --------------------      ----------------------

DILUTED EPS
Income available to common
  stockholders + assumed conversions                            $        57,092                     107,775        $           0.53
                                                            ====================      ======================    ====================




                                                                              For Nine Months Ended July 31, 1997
                                                            ------------------------------------------------------------------------
                                                                  Income                     Shares                  Per Share
                                                                (Numerator)               (Denominator)               Amount
                                                            --------------------      ----------------------    --------------------
BASIC EPS
Income available to
  common stockholders                                           $        78,059                      68,010        $           1.15
                                                                                                                ====================

EFFECT OF DILUTIVE SECURITIES
Stock options and warrants                                                    -                       9,112
Conversion of Preferred Stock                                                 -                      26,583
                                                            --------------------      ----------------------

DILUTED EPS
Income available to common
  stockholders + assumed conversions                            $        78,059                     103,705        $           0.75
                                                            ====================      ======================    ====================




           Stock options to purchase 92,850 and 440,450 shares of common stock were outstanding during the quarter ended and nine months ended July 31, 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

(2) INVENTORIES

       Inventories are comprised of the following (in thousands):


                                                              October 31,                July 31,
                                                                 1997                      1998
                                                          ------------------        -----------------
       Raw materials                                           $     27,716              $    44,608
       Work-in-process                                                5,679                    6,290
       Finished goods                                                15,180                   34,599
                                                          ------------------        -----------------
                                                                     48,575                   85,497
       Less reserve for excess and obsolescence                      (7,466)                  (9,154)
                                                          ------------------        -----------------
                                                               $     41,109              $    76,343
                                                          ==================        =================



(3) EQUIPMENT, FURNITURE AND FIXTURES

     Equipment, furniture and fixtures are comprised of the following (in thousands):


                                                             October 31,                July 31,
                                                                1997                      1998
                                                         ------------------         -----------------
     Equipment, furniture and fixtures                      $       65,444            $      134,851
     Leasehold improvements                                         13,953                    22,542
                                                         ------------------         -----------------
                                                                    79,397                   157,393
     Accumulated depreciation and amortization                     (12,279)                  (33,383)
     Construction-in-progress                                          500                     1,250
                                                         ------------------         -----------------
                                                            $       67,618            $      125,260
                                                         ==================         =================


(4) ACCRUED LIABILITIES - COMMITMENTS AND CONTINGENCIES

Litigation

           On June 1, 1998, the Company announced the resolution of all pending litigation with Pirelli. The terms of the settlement involved the dismissal of Pirelli's three lawsuits against the Company that were pending in Delaware, dismissal of the Company's legal proceedings against Pirelli in the United States International Trade Commission, payment to Pirelli of $30.0 million and certain running royalties due to Pirelli, a worldwide, non-exclusive cross-license to each party's patent portfolios, and a 5-year moratorium on future litigation between the parties. The payment of future royalties due to Pirelli is based upon future revenues derived from the licensed technology. The Company does not expect the future royalty payments to have a material impact on the Company's business, financial condition and or results of operations. See
Part II, Item 1, "Legal Proceedings".

Accrued Liabilities

        Accrued liabilities are comprised of the following (in thousands):


                                                                               October 31,            July 31,
                                                                                  1997                  1998
                                                                            -----------------     -----------------
        Warranty and other contractual obligations                             $       12,205        $       15,363
        Accrued compensation                                                            8,284                11,105
        Legal and related costs                                                         4,577                   409
        Consulting and outside services                                                 3,219                 2,006
        Unbilled construction-in-process and leasehold improvements                     1,427                   911
        Other                                                                           2,310                 2,777
                                                                            -----------------     -----------------
                                                                               $       32,022        $       32,571
                                                                            =================     =================

(5) ACQUISITIONS

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

           The following table shows the separate historical results of CIENA and Alta for the periods prior to the consummation of the merger of the two entities:

(in thousands)

                                                                                                                Quarter
                                                                                                                 Ended
                                                               Year Ended October 31,                         January 31,
                                                    1995                 1996               1997                 1998
                                               -----------------------------------------------------------------------------

Revenues:
  CIENA                                             $       -           $   54,838        $   373,827           $   134,267
  Alta                                                 21,691               33,625             39,531                11,349
  Intercompany eliminations                                 -                    -               (143)                 (524)
                                               ---------------      --------------     ---------------     -----------------
Consolidated total, as restated                     $  21,691           $   88,463        $   413,215           $   145,092
                                               ===============      ==============     ===============     =================

Net Income (loss):
  CIENA                                             $  (7,629)          $   14,718        $   112,945           $    39,768
  Alta                                                  1,181                2,545              3,022                   (70)
                                               ---------------      --------------     ---------------     -----------------
Consolidated total, as restated                     $  (6,448)          $   17,263        $   115,967           $    39,698
                                               ===============      ==============     ===============     =================


Terabit

           During April 1998 the Company completed an Agreement and Plan of Reorganization with Terabit Technology, Inc. ("Terabit"), a developer of optical components known as photodetector or optical receivers. Terabit is located in Santa Barbara, California. The purchase price was approximately $11.5 million and consisted of the issuance of 134,390 shares of CIENA common stock, the payment of $1.1 million in cash, and the assumption of certain stock options. The transaction was recorded using the purchase accounting method with the purchase price representing approximately $9.5 million in purchased research and development, $1.8 million in goodwill and other intangibles, and approximately $0.2 million in net assets assumed. The amortization period for the intangibles, based on management's estimate of the useful life of the acquired technology, is five years. The operations of Terabit are not material to the consolidated financial statements of the Company, and accordingly, separate pro forma financial information has not been presented.

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

           On June 3, 1998 the Company announced an agreement to merge with Tellabs, Inc. ("Tellabs"), a Delaware corporation headquartered in Lisle, Illinois. Tellabs designs, manufactures, markets and services voice and data transport network access systems. Under the terms of the original agreement, all outstanding shares of CIENA stock were to have been exchanged at the ratio of one share of Tellabs common stock for each share of CIENA common stock. On August 21, 1998 the Company was informed by AT&T Corporation ("AT&T") that AT&T had decided not to pursue further evaluation of CIENA's dense wavelength division multiplexing ("DWDM") systems. Following the impact of the AT&T decision on the market prices of the respective companies, the Company and Tellabs management renegotiated the terms of the merger agreement, and on August 28, 1998 announced an amendment to the original merger agreement which was approved by the respective company's boards of directors. Under the terms of the agreement as amended, all outstanding shares of CIENA stock were to have been exchanged at the ratio of 0.8 share of Tellabs common stock for each share of CIENA common stock. Subsequent to August 28, 1998, further adverse investor reaction to events of the last several weeks raised serious questions about the ultimate ablity to obtain shareholder approval for the merger, which made it difficult to move forward with the kind of momentum needed to realize shareholder value. An agreement to terminate the merger was reached on September 13, 1998.

OVERVIEW AND OUTLOOK

           CIENA Corporation is a leading supplier of DWDM systems for fiberoptic communications networks. CIENA's DWDM systems alleviate capacity constraints and enable flexible provisioning of additional bandwidth on high-traffic routes in carriers' networks.

           In the face of the stock market's reaction to the Company's August 14, 1998 announcement of preliminary results for the third fiscal quarter of 1998, and to better assess for itself the appropriate reaction to these results in relation to the Company's business plan and business prospects, for approximately two weeks after the August 14 announcement, certain senior management officials traveled to meet in person with certain of the Company's key customers and potential customers. The Company believes it appropriate to share those observations and impressions with investors in this report. While these observations contain forward-looking statements that must be understood in light of the Company's detailed discussion of the risks facing it (see the discussion of "Risk Factors" appearing later in this report), the Company believes these statements and observations will be helpful to investors in gaining a clearer picture of the Company's position and prospects.

1. The basic market driver for the Company's business is demand for bandwidth in fiberoptic communications networks. Based on the level of new carrier activity, and new proposals and ongoing customer discussions worldwide, the Company believes the basic market driver remains very strong.

2. The carriers' needs to deliver more bandwidth to end users--whether through evolution of voice-centric network architectures or through revolutionary shifts to new data-centric architectures--favor the utilization of optical communications technologies, such as those for which the Company is known.

3. Through the first three quarters of fiscal 1998, the Company achieved in excess of 45% revenue growth over the same period of fiscal 1997. This revenue growth has been achieved almost entirely from sales of its products for long distance applications; has occurred despite minimal or no purchases from the three (soon to be two) long distance networks which by industry estimates hold in excess of 80% of the U.S. long distance market (AT&T, MCI and WorldCom); and represents shipments to eleven customers, as compared to only four in fiscal 1997. The Company believes these facts are indicators of (1) strong demand for bandwidth, (2) the level of seriousness with which new carrier entrants are pursuing network buildouts and expansion in the U.S. and worldwide.

4. The Company comfortably estimates that it has over one million channel miles of its long distance DWDM systems operating in live traffic deployments in seven different networks, and with what it believes is an outstanding record of reliability. The Company is not aware of any competing DWDM supplier which has even a 16 channel system fully operational and carrying live traffic; and is not aware of any competitor which can currently equal the Company's DWDM manufacturing capacity and volume delivery capability.

5. The gross margin pressure evident in the Company's third quarter in part reflects the building of the Company's manufacturing capacity to accommodate production requirements higher than were experienced in this quarter. However, this capacity gives the Company the competitive advantage of responsive, near term, high volume delivery capability. The Company desires to preserve that advantage. The Company believes the recent gross margin pressure is also a reflection of the aggressive pricing approaches and other actions the long entrenched telecom equipment suppliers are willing to take in order to obtain market share in the DWDM market. The Company believes use of these aggressive tactics and other actions targeted at CIENA is itself evidence that (1) the DWDM market is large and important to network equipment vendors, and (2) CIENA is a recognized market leader.

     The Company believes it is positioned well in a strategically important technology and product sector for the future of fiberoptic communications networks. But this sector--if understood as being defined by communications systems and products which increase capacity not incrementally but by orders of magnitude by comparison to existing solutions--appears very much to be still in its nascent stages, although it has the full attention of the long entrenched telecom equipment vendors. Additionally, the potential customer base for such systems and products is currently transforming from four dominant long distance carriers (when the Company got started), to many new entrants (including for this purpose new competitive thrusts by established carriers such as the RBOCs) targeting some or all of a network's traditional segments--long distance, local exchange, access, and, ultimately, the enterprise/user itself.

           The Company believes these key observations of major change: an important business sector in its nascent stages; a sector in which the entrenched telecom equipment vendors must participate effectively for their continued growth; and a customer environment characterized by considerable activity by new entrants--further underscore that the Company's results will likely continue to show significant quarter to quarter fluctuation on the top and bottom lines. They also present what management believes is a business opportunity geared well to an entrepreneurial, fast-moving, customer-responsive culture. The Company believes it has the culture to capitalize on this opportunity, but doing so is not without significant risks. See "Risk Factors".

           Should the Company's near term results reflect further flatness or declines in revenue and net income, both of which are very possible given the current market environment and the continuing risks of the business, the Company's stock price could face further volatility and downward pressure. At the present time, the Company expects materially lower revenue and operating results for the fourth fiscal quarter of 1998. See "Risk Factors". The Company believes, however, that the right course over the next several quarters is to stay the course in terms of maintaining the production capacity and delivery capability which give the Company a key competitive advantage in this nascent but high-growth-potential industry. The Company also believes that until timely delivery of high volume equipment requirements and high quality customer service and support are demonstrated by its competitors, the Company intends a measured and gradual response to the pricing pressure created by competitors seeking to acquire market share. The Company therefore intends to stay with this course, even if near term operating performance, as measured by fluctuating revenues, gross margins and earnings per share, suffers relative to analysts expectations.

HIGHLIGHTS OF THE QUARTER AND NINE MONTHS ENDED JULY 31, 1998

           From December 1996 until June 1998 the Company was involved in litigation with Pirelli. On June 1, 1998, the Company announced the resolution of all pending litigation with Pirelli. The terms of the settlement involved the dismissal of Pirelli's three lawsuits against the Company that were pending in Delaware, dismissal of the Company's legal proceedings against Pirelli in the United States International Trade Commission, payment to Pirelli of $30.0 million and certain running royalties due to Pirelli, a worldwide, non-exclusive cross-license to each party's patent portfolios, and a 5-year moratorium on future litigation between the parties. The Company recorded a charge of approximately $20.6 million and $30.6 million for the quarter and nine months ended July 31, 1998, respectively, relating to legal fees and the ultimate settlement to Pirelli. The payment of future royalties due to Pirelli is based upon future revenues derived from the licensed technology. The Company does not expect the future royalty payments to have a material impact on the Company's business, financial condition and or results of operations See Part II, Item 1 "Legal Proceedings".

           In February 1998 the Company completed its acquisition of Alta, a provider of telecommunications engineering, furnishing and installation services, located in Norcross, Georgia. The addition of Alta provides the Company with the installation experience and extensive field support capability required to assist customers with equipment deployment. See Note 5 of Notes to Consolidated Financial Statements.

           Revenues for the nine months ended July 31, 1998 of $416.9 million were largely the result of MultiWave Sentry(TM)("Sentry"), Multiwave 4000 ("4000"), and Multiwave 1600 ("1600") systems sales to Sprint Corporation ("Sprint").

The Company also recognized revenues from 1600 sales to LDDS WorldCom ("WorldCom"). Substantially all of the revenue recognized from the sales to WorldCom occurred in the Company's first quarter ended January 31, 1998. During the nine months ended July 31, 1998 the Company received initial product acceptance and revenue recognition for Sentry systems supplied to Cable and Wireless Communications Group ("Cable and Wireless"). Additionally, during the nine months ended July 31, 1998 the Company signed a one-year exclusive contract with Hermes Europe Railtel ("Hermes") to supply the 4000 system. Deployment and revenue recognition for the Hermes sales occurred in the Company's third quarter ended July 31, 1998 with additional deployments expected during the fourth quarter of fiscal 1998. Also during the nine months ended July 31, 1998 the Company recognized revenue from sales of 4000 systems to Digital Teleport, Inc. ("DTI"), GST Telecommunications, Inc. ("GST") and through the Company's distributor, NISSHO Electronics Corporation ("NISSHO"), sales of Sentry and 4000 systems to Teleway Japan Corporation ("Teleway"), Japan Telecom Co., Ltd ("Japan Telecom") and to Daini Deuden Inc. of Japan ("DDI"). Revenue recognition for certain of the Cable and Wireless, Hermes, Teleway and Japan Telecom shipments had been previously deferred until completion of initial field testing and product acceptance. Revenues for the nine months ended July 31, 1998 also included the Company's initial product acceptance and revenue recognition from 1600 systems sales to GST. Revenues received from GST represent the Company's first sales in the competitive local exchange carrier ("CLEC") market.

           In March 1998 the Company announced an agreement to supply Bell Atlantic with DWDM optical transmission systems. The supply agreement has no minimum purchase commitments and includes the Company's 1600, Sentry and Firefly systems. Deployment and revenue recognition is expected in the second half of calendar 1998, subject to successful completion of ongoing testing. The Bell Atlantic DWDM deployment is expected to mark the first time a regional Bell operating company ("RBOC") has committed to deployment of DWDM equipment. See "Risk Factors".

           In June 1998 the Company announced an agreement to supply Sentry and Firefly DWDM systems to Racal Telecom, one of Europe's leading providers of managed network services. Deployment began in June 1998 with revenue recognition expected in the second half of calendar 1998, subject to successful completion of field testing. In June 1998 the Company also announced that it had signed, jointly with CS telecom France, a five year contract with Telecom Development ("TD") of France to supply Sentry and Firefly DWDM systems for immediate deployment. Deployment began in June 1998 for the first route supporting TD's Paris to Lyon link with revenue recognition expected in the second half of calendar 1998, subject to successful completion of installation and field testing. See "Risk Factors".

           In June 1998 at the SUPERCOMM trade show in Atlanta, Georgia, the Company demonstrated its' Multiwave Metro(TM) ("Metro") DWDM system for metropolitan and local access applications. Metro enables carriers to offer multi-protocol high-bandwidth services economically using their existing network infrastructure. The Metro product is expected to be commercially available by the first quarter of calendar 1999. The Company also demonstrated at the SUPERCOM trade show a 96 channel DWDM system. The 96 channel DWDM system is expected to be commercially available during the first half of calendar 1999. See "Risk Factors".

            In August 1998 AT&T indicated to the Company that capacity requirements of its network had grown to such extent that the delays in final certification and approval for deployment of the Company's customized 16 channel system would make actual deployment of that system inadvisable, and that AT&T would accordingly shift to an accelerated evaluation of commercially available, higher channel count systems. The Company believed AT&T would evaluate the Company's MultiWave(R) 4000 system positively in this context, particularly because the Company believes it is the only manufacturer in the world with operational 40 channel systems ready for prompt delivery on an "off-the -shelf" basis in substantial manufacturing volumes. However, on August 21, 1998 the Company was informed by AT&T that AT&T had decided not to pursue further evaluation of CIENA's DWDM systems.

           During the first quarter of 1998 the Company continued its effort to expand its manufacturing capabilities by leasing an additional facility of approximately 35,000 square feet located in the Linthicum, Maryland area. This facility is used for manufacturing and customer service activities. In April 1998 the Company leased an additional manufacturing facility in the Linthicum area of approximately 57,000 square feet. With the addition of this new facility the Company has a total of four facilities with approximately 192,500 square feet that can be used for manufacturing operations. In April 1998 the Company completed the transfer of its principal executive, sales, and marketing functions located in Linthicum in a portion of its 96,000 square foot facility to an approximately 67,000 square foot facility also located in Linthicum. During the third quarter of 1998, the Company completed the process of renovating the vacated portions of the 96,000 square foot facility for the purpose of accommodating expanding research and development functions.

           As of July 31, 1998 the Company employed 1,366 persons, which includes 222 persons as a result of the Company's acquisition of Alta. This was an increase of 525 persons over the 841 persons employed on October 31, 1997.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JULY 31, 1997 COMPARED TO THREE MONTHS ENDED JULY 31,
     1998

           REVENUE. The Company recognized $121.8 million and $129.1 million in revenue for the third quarters ended July 31, 1997 and 1998, respectively. The approximate $7.3 million or 6.0% increase in revenues in the third quarter 1998 compared to the third quarter 1997 was the result of increased sales to Sprint and sales to new customers, offset by a substantial decline in sales to WorldCom. The Company recognized DWDM systems revenue from two and eleven customers, respectively, during quarters ended July 31, 1997 and 1998. A majority of the revenues in the Company's third quarter 1998 was attributed to sales of the Company's 4000 system, the Company's 40 channel version of the Sentry product, which was not available for sale in the third quarter of 1997. The Company also believes the anticipated change to calendar quarter reporting in connection with the planned merger with Tellabs resulted in some shifting of orders out of the fiscal third quarter.

           GROSS PROFIT. Gross profits were $74.3 million and $58.7 million for the third quarters ended July 31, 1997 and 1998, respectively. Gross margin as a percentage of revenues was 61.0% and 45.5% for the third quarters 1997 and 1998, respectively. The approximate $15.6 million or 21% decrease in gross profit in the third quarter 1998 compared to the third quarter 1997, was generally the result of lower system selling prices and under absorbed higher manufacturing costs in the third quarter 1998 compared to third quarter 1997, but was also impacted specifically by price concessions offered to a large customer in return for volume commitments. The customer mix in a given quarter can significantly impact gross margins.

           RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $7.2 million and $18.8 million for the third quarters ended July 31, 1997 and 1998, respectively. During the third quarters 1997 and 1998, research and development expenses were 6.0% and 14.6% of revenue, respectively. The approximate $11.6 million or 160% increase in research and development expenses in the third quarter 1998 compared to the third quarter 1997 was the result of increases in staffing levels, consumption of prototype materials, write-off certain prototype parts, utilization of outside consultants for certain development efforts and higher costs of test equipment used to develop and test new products and features. The Company expenses research and development costs as incurred.

           SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $6.7 million and $12.5 million for the third quarters ended July 31, 1997 and 1998, respectively. During the third quarters 1997 and 1998, selling and marketing expenses were 5.5% and 9.7% of revenue, respectively. The approximate $5.8 million or 86% increase in selling and marketing expenses in the third quarter 1998 compared to the third quarter 1997 was primarily the result of increased staffing levels in the areas of sales, technical assistance and field support, and increases in trade show participation, promotional costs, travel expenditures and rent expense.

           GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $3.2 million and $3.9 million for the third quarters ended July 31, 1997 and 1998, respectively. During the third quarters 1997 and 1998, general and administrative expenses were 2.7% and 3.0% of revenue, respectively. The approximate $0.7 million or 21% increase in general and administrative expenses from the third quarter 1997 compared to the third quarter 1998 was primarily due to increased staffing levels and outside consulting services.

           PIRELLI LITIGATION. The Pirelli litigation charge of $20.6 million in the third quarter 1998 was attributable to a $30.0 million payment made to Pirelli during third quarter 1998 and to additional other legal and related costs incurred in connection with the settlement of this litigation. These charges were partially offset by accrued legal and related cost associated with this litigation. See Note 4 of Notes to Consolidated Financial Statements. See Part II, Item 1 "Legal Proceedings".

           MERGER COSTS. The merger costs for the third quarter ended July 31, 1998 of $2.0 million were costs related to the contemplated merger between the Company and Tellabs. These costs include approximately $1.2 million in Securities and Exchange Commission filing fees and approximately $0.8 million in legal, accounting, and other related expenses.

           OPERATING MARGINS. The Company's operating margins were $57.1 million and $23.4 million for the third quarters ended July 31, 1997 and 1998, respectively, exclusive of the effect of the one-time charges related to the settlement of the Pirelli litigation and the costs associated with the contemplated merger between the Company and Tellabs. During the third quarters 1997 and 1998, operating margins were 46.8% and 18.2% of revenue, respectively, exclusive of the effect of the one-time charges related to the settlement of the Pirelli litigation and the costs associated with the contemplated merger between the Company and Tellabs. The results of operations for the third quarter 1998 are not necessarily indicative of results to be expected in future periods. See "Risk Factors."

           INTEREST AND OTHER INCOME, NET. Interest income and other income (expense), net were $1.5 million and $2.6 million for the third quarters ended July 31, 1997 and 1998, respectively. The approximate $1.1 million increase in interest income and other income (expense), net was attributable to higher invested cash balances.

           PROVISION FOR INCOME TAXES. The Company's provision for income taxes were $22.8 million and $1.3 million for the third quarters ended July 31, 1997 and 1998, respectively. During the third quarters 1997 and 1998, the provision for income taxes were 38.9% and 38.0% of income before income taxes, respectively. The decline in the income tax rate in third quarter 1998 compared to third quarter 1997 was the result of a lower combined effective state income tax expenses, a larger benefit from the Company's Foreign Sales Corporation and an increase in tax credits derived from research and development activities.

     NINE MONTHS ENDED JULY 31, 1997 COMPARED TO NINE MONTHS ENDED JULY 31, 1998

           REVENUE. The Company recognized $283.1 million and $416.9 million in revenue for the nine months ended July 31, 1997 and 1998, respectively. The approximate $133.8 million or 47% increase in revenues in the nine months ended July 31, 1998 compared to the nine months ended July 31, 1997 was largely the result of increased sales to Sprint, Cable and Wireless, Hermes, DTI, Teleway, and Japan Telecom offset by a decline in sales to WorldCom. The Company had no sales for Cable and Wireless, Hermes, DTI, and Japan Telecom in the first nine months of 1997. The Company recognized
     DWDM systems revenue from three and eleven customers during the nine months ended July 31, 1997 and 1998, respectively. A significant portion of the increase in the Company's nine month 1998 revenues compared to nine month 1997 revenues was attributed to sales of the Company's Sentry and 4000 systems, which were not available for sale in the first nine months of 1997.

           GROSS PROFIT. Gross profits were $166.9 million and $223.6 million for the nine months ended July 31, 1997 and 1998, respectively. Gross margin as a percentage of revenues was 58.9% and 53.6% for the nine months ended July 31, 1997 and 1998, respectively. The approximate $56.7 million or 34% increase in gross profit in the first nine months of 1998 compared to the first nine months of 1997 was the result of increased revenues for those periods. The decline in gross margin percentage for the comparable periods was the result of a combination of factors including: a reduction in selling price due to the Company's market penetration efforts and increased competitive pressures, partially offset by reductions in component costs and by reductions in the percentage of significantly lower margin installation service revenue to total revenues for the periods.

           RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $15.0 million and $45.7 million for the nine months ended July 31, 1997 and 1998, respectively. During the first nine months of 1997 and 1998, research and development expenses were 5.3% and 11.0% of revenue, respectively. The approximate $30.7 million or 205% increase in research and development expenses in the first nine months of 1998 compared to the first nine months of 1997 was the result of increases in staffing levels, consumption of prototype materials, utilization of outside consultants for certain development efforts and higher costs of test equipment used to develop and test new products and features. The Company expenses research and development costs as incurred.

           SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $14.7 million and $33.5 million for the nine months ended July 31, 1997 and 1998, respectively. During the first nine months of 1997 and 1998, selling and marketing expenses were 5.2% and 8.0% of revenue, respectively. The approximate $18.8 million or 128% increase in selling and marketing expenses in the first nine months of 1998 compared to the first nine months of 1997 was primarily the result of increased staffing levels in the areas of sales, technical assistance and field support, and increases in commissions earned, trade show participation, promotional costs, travel expenditures and rent expense.

           GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $8.0 million and $12.1 million for the nine months ended July 31, 1997 and 1998, respectively. During the first nine months of 1997 and 1998, general and administrative expenses were 2.8% and 2.9% of revenue, respectively. The approximate $4.1 million or 51% increase in general and administrative expenses in the first nine months of 1998 compared to the first nine months of 1997 was primarily increased staffing levels and outside consulting services.

           PURCHASED RESEARCH AND DEVELOPMENT. Purchased research and development costs were $9.5 million for the nine months ended July 31, 1998. These costs were for the purchase of technology and related assets associated with the acquisition of Terabit during the second quarter 1998. See Note 5 of Notes to Consolidated Financial Statements.

           PIRELLI LITIGATION. The Pirelli litigation costs of $30.6 million in for the nine months ended July 31, 1998 was attributable to a $30.0 million payment made to Pirelli during third quarter 1998 and to additional other legal and related costs incurred in connection with the settlement of this litigation. See Note 4 of Notes to Consolidated Financial Statements. See
     Part II, Item 1 "Legal Proceedings".

           MERGER COSTS. The merger costs for the nine months ended July 31, 1998 were costs related to the contemplated merger between the Company and Tellabs. These costs include approximately $1.2 million in Securities and Exchange Commission filing fees and approximately $0.8 million in legal, accounting, and other related expenses.

           OPERATING MARGINS. The Company's operating margins were $129.1 million and $132.3 million for the nine months ended July 31,1997 and 1998, respectively, exclusive of one time charges related to purchased research and development, Pirelli litigation and costs associated with the contemplated merger between the Company and Tellabs. During the first nine months of 1997 and 1998, operating margins were 45.6% and 31.7% of revenue, respectively, exclusive of exclusive of one time charges related to purchased research and development, Pirelli litigation and costs associated with the contemplated merger between the Company and Tellabs. The results of operations for the nine months ended July 31, 1998 are not necessarily indicative of results to be expected in future periods. See "Risk Factors."

           INTEREST AND OTHER INCOME, NET. Interest income and other income (expense), net were $3.9 million and $9.8 million for the nine months ended July 31, 1997 and 1998, respectively. The approximate $5.9 million increase in interest income and other income (expense), net was attributable to higher invested cash balances.

           PROVISION FOR INCOME TAXES. The Company's provision for income taxes were $49.6 million and $42.6 million for the nine months ended July 31, 1997 and 1998, respectively. During the first nine months of 1997 and 1998, the provision for income taxes were 38.9% and 38.5% of income before income taxes, respectively, exclusive of the effect of one-time charges for purchased research and development expenses recorded in the second quarter of 1998 and an adjustment to the estimated state income tax liability associated with the Alta operations recorded in Alta's first quarter of 1998. Purchased research and development charges are not deductible for tax purposes. The decrease in the income tax rate, exclusive of one-time charges, for the first nine months of 1998 compared to first nine months of 1997 was the result of a lower combined effective state income tax expense, a larger benefit from the Company's Foreign Sales Corporation and an increase in expected tax credits derived from research and development.

     LIQUIDITY AND CAPITAL RESOURCES

           At July 31, 1998, the Company's principal source of liquidity was its cash and cash equivalents of $193.5 million and its marketable debt securities of $28.1 million. The Company's marketable debt securities have maturities no longer than six months.

           Cash generated from operations was $2.6 million for the nine months ended July 31, 1998. This amount was principally attributable to net income, the non-cash charges of depreciation, amortization, provisions for inventory obsolescence and warranty, purchased research and development, increases in accounts payable, and accrued expenses; offset by increases in prepaid income taxes, accounts receivable and inventory due to increased revenue and to the general increase in business activity.

           Investment activities in the nine months ended July 31, 1998 included the net purchase of $28.1 million worth of corporate debt securities, $77.6 million invested in capital expenditures and $2.1 million used in the acquisition of Astracom and Terabit. Of the amount invested in capital expenditures, $68.3 million was used for additions to capital equipment and furniture and the remaining $9.3 million was invested in leasehold improvements.

           The Company made a payment of $30.0 million during June 1998 in connection with the settlement of the Pirelli litigation. See Note 4 of Notes to Consolidated Financial Statements. See Part II, Item 1 "Legal Proceedings".

           The Company believes that its existing cash balance and cash flows from future operations will be sufficient to meet the Company's capital requirement for at least the next 18 to 24 months.

     YEAR 2000 READINESS

           The Company has taken actions to understand the nature and extent of the work required to make its systems, products and infrastructure Year 2000 compliant. The Company began work this year to change its main financial, manufacturing and information system to a company-wide Year 2000 compliant enterprise resource planning ("ERP") computer-based system and expects to have the ERP system fully installed in the fourth quarter of 1998. The Company believes, based on available information, that it will be able to manage its Year 2000 transition without any material adverse effect on the Company's business, financial condition and results of operations. The Company estimates that it has spent approximately $4.0 million on its ERP implementation and estimates that it well likely spend $25,000 to $50,000 to address remaining identified Year 2000 issues. The Company expects that it will use cash from operations for Year 2000 readiness costs. Approximately less than 2% of the information technology budget is expected to be used for remediation. No other information technology projects have been deferred due to the Year 2000 efforts. To date, the Company has not yet employed and independent verification and validation processes to assure the reliability of its risk and cost estimates

     RISK FACTORS

           ORGANIZATIONAL FOCUS. The Company has been subjected to an avalanche of negative media coverage in recent weeks. An oddly timed communication from AT&T on August 21, 1998, arriving less than an hour before the shareholder votes of both Tellabs and CIENA to approve the merger, and indicating its decision to remove CIENA from further consideration as a DWDM vendor, added to the media blitz. A shareholder class action lawsuit has been filed against the Company and certain members of its management team. Within a week of the AT&T August 21 announcement, the exchange ratio in the proposed merger with Tellabs was renegotiated from one share of Tellabs Common Stock for each share of CIENA Common Stock, to .8 shares of Tellabs Common Stock for each share of CIENA Common Stock. On September 9, 1998, the Company received a copy of a press release indicating that Digital Teleport, Inc. ("DTI"), a customer based in St. Louis, Missouri, had committed 80% of its planned purchases of DWDM equipment to Pirelli Cables and Systems, as part of an apparent package which included Pirelli's supply of fiber optic cable needed by DTI to build out its planned national network. On September 13, 1998, Tellabs and the Company agreed to terminate the merger agreement. The cumulative impact of these events and their attendant publicity has caused and may continue to cause a significant distraction of management time and energy from the more direct needs of operating and growing the business. The impact of the distraction of recent weeks is difficult to project, and could result in adverse effects on the near term operating condition and performance of the Company. Additionally, the Company believes certain of the media coverage was substantially influenced by orchestrated activities of one or more short sellers, and of a competitor of the Company. Based on the precipitous decline of the Company's stock price in recent weeks, the activities of the short seller are believed to have been concluded; there is no assurance, however, that the tactics used by the competition to
     foster     adverse publicity regarding the Company will cease. See
     "Competition".

           COMPETITION. The Company believes the rapid pace at which the need for higher and more cost-effective bandwidth has developed was not widely anticipated in the global telecommunications industry. The Company further believes its MultiWave 1600 is the only commercially deployed and operational full 16-channel open architecture DWDM system anywhere in the world, and further believes the demonstrated commercial manufacturability and delivery record of its MultiWave 4000 system gives the Company's high-capacity product offerings a level of credibility not possessed by its competitors. However, competition in the global telecommunications industry historically has been dominated by a small number of very large companies, each of which have greater financial, technical and marketing resources, greater manufacturing capacity and more extensive and established customer relationships with network operators than the Company. Each of Lucent, Alcatel, Nortel, NEC, Pirelli, Siemens and Ericsson are moving very aggressively to capture market share in the DWDM market. The Company expects and has experienced aggressive competitive moves from industry participants, which have to date included early announcement of competing or alternative products, substantial and increasing price discounting, and other tactics designed specifically to target CIENA and its products. Such early announcements of competing products can cause confusion and delay in customer purchasing decisions, particularly if the announcements are viewed as credible in terms of both the performance of the announced product, and the time within which it will be available. For example, Lucent announced in January 1997 a proposed high-capacity DWDM system which it claims will handle 400 Gb/s of capacity per fiber, and which it further claims will be commercially available worldwide in the fourth quarter. There can be no assurance that announcements like those of Lucent or others in the industry will not cause confusion and delay in customer purchasing decisions. Further, if new products such as that announced by Lucent are in fact developed, perform as advertised, and are manufacturable in volume quantities by the fourth quarter of this year, the likelihood of significant orders for the Company's 16-channel MultiWave Sentry and 40-channel MultiWave 4000 systems may diminish. The timing of shipments by the Company and corresponding revenue, if delayed by reason of deferred deployment of MultiWave Sentry or MultiWave 4000 systems pending evaluation of a competitor's product, could and likely would cause substantial swings, and potentially material and adverse effects, on the Company's quarterly
     financial condition and results    of operations.

           In addition, Lucent, Alcatel, Nortel, NEC and Siemens are already providers of a full complement of switches, fiberoptic transmission terminals and fiberoptic signal regenerators and thereby can position themselves as vertically integrated, "one-stop shopping" solution providers to potential customers.

           While competition in general is broadly based on varying combinations of price, manufacturing capacity, timely delivery, system reliability, service commitment and installed customer base, as well as on the comprehensiveness of the system solution in meeting immediate network needs and foreseeable scaleability requirements, the Company's customers are themselves under increasing competitive pressure to deliver their services at the lowest possible cost. This pressure may result in pricing for DWDM systems becoming a more important factor in customer decisions, which may favor larger competitors which can spread the effect of price discounts in their DWDM product lines across an array of products and services, and a customer base, which are larger than the Company's. For example, on September 9, 1998, the Company received a copy of a press release indicating that DTI, a customer based in St. Louis, Missouri, had committed 80% of its planned purchases of DWDM equipment to Pirelli Cables and Systems, as part of an apparent package which included Pirelli's supply of fiber optic cable needed by DTI to build out its planned national network. While the Company has supplied its DWDM equipment to DTI, believes DTI is satisfied with the operation of the equipment, and is expected to continue to be a second source vendor of DWDM equipment to DTI, the Company is not able to offer fiber optic cable or other products over which it could spread the effects of price discounts on DWDM equipment. The

     Company's ability to obtain orders from DTI in the near term may therefore be limited absent substantial price discounting.

           The Company's customers generally prefer to have at least two sources for key network equipment such as DWDM systems, but the Company has until recently been the only supplier of 16 channel, or greater than 16 channel, open architecture DWDM systems. As competitors catch up with manufacturable DWDM systems which are realistic alternatives to those supplied by the Company, the Company's customers may reduce the portion of their DWDM purchases allocated to the Company. The DTI/Pirelli announcement of September 9 is an example of this. Sprint has for several quarters indicated it intends to establish a second vendor for DWDM equipment. The timing of Sprint's selection of a second vendor, and the impact a selection might have on relative purchasing from the Company and the second vendor, are decisions which are not under the control of the Company, and there can be no assurance that these decisions will not result in a reduction in future purchasing from the Company, which could in turn have a material adverse effect on the Company's financial condition and results of operations.

           Intellectual property disputes may also be asserted as part of a competitive effort to reduce the Company's leadership position and limit its ability to achieve greater market share, even if the merits of specific disputes are doubtful. Some of the Company's competitors are also key suppliers of components for the Company's systems.

           The Company has also been accumulating evidence that a competitor may have engaged in targeted and legally questionable activities in order to undermine the Company's market position as well as the proposed merger with Tellabs. The Company has not yet reached any conclusions regarding this evidence, and is continuing to investigate. But the mere fact that one or more competitors are apparently willing to resort to such tactics suggests how intense the competition is and, from the Company's point of view, how far ahead of the competition the Company's products apparently are. The Company believes the short-term impact of such tactics can be significant; in fact, the Company believes at least some of the adversity it has recently encountered is a direct result of such tactics. There is no assurance that use of such tactics will cease.

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

           CONCENTRATION OF POTENTIAL CUSTOMERS; DEPENDENCE ON MAJOR CUSTOMERS. The Company's business, and particularly the size of its revenue growth potential, has historically been dependent on two customers, Sprint and WorldCom, and will in the near term continue to be highly dependent on those two customers, and on the development of new customers, as well as obtaining additional business from existing customers. While the scope of commercial applications of the Company's MultiWave Metro product (scheduled for general availability by the end of 1998) and MultiWave Firefly is expected to expand the number of potential customers for the Company, in the near term, additional potential customers, consisting almost exclusively of long distance and other telecommunications carriers using fiberoptic networks, are relatively few in number, and of those, a very small number have revenue potential comparable to that of Sprint and WorldCom. AT&T was a potential source for significant additional revenue, but on August 21, 1998, less than an hour before the shareholder votes of both Tellabs and CIENA to approve their merger, AT&T informed CIENA of its decision to remove CIENA from further consideration as a DWDM vendor. The loss of AT&T as a potential customer heightens the risks to CIENA inherent in having a relatively small number of customers. The number of potential major customers may also decrease if and as customers merge with or acquire one another. In November 1997, WorldCom and MCI announced an agreement to merge; in May 1998, SBC and Ameritech announced an agreement to merge; in July 1998, Bell Atlantic and GTE announced an agreement to merge. The distraction and/or reorganization sometimes attendant to such mergers could delay, limit or otherwise adversely affect the capital equipment purchasing patterns of the parties to them, with a corresponding adverse effect on the Company's sales, even if the customer is otherwise satisfied with or interested in the Company's products.

           The Company believes WorldCom is very satisfied with the Company's products, and intends to continue significant purchases; however, WorldCom informed the Company in February 1998 that its DWDM system requirements for 1998 will be substantially reduced, based on a change in WorldCom's capital equipment acquisition policies. According to information shared with the Company in February 1998, WorldCom purchased equipment during 1997, based on a policy designed to meet an estimated two years worth of anticipated network capacity requirements. The new policy calls for purchasing activity and bandwidth deployment to more closely coincide with just in time inventory management, which, according to WorldCom, means significant purchasing from CIENA may not resume until the latter part of calendar 1998. Consistent with WorldCom's announced change in purchasing practices, WorldCom's purchases in the Company's third quarter were not material. The extent to which the recent adverse publicity concerning the Company will impact WorldCom's decisions as to whether or when to resume purchasing cannot be predicted; it is clear, however, that the Company will have to continue to demonstrate to WorldCom and its other customers that the Company's existing products and products in development represent attractive value in comparison to the alternatives available in the market.

           The Company also believes Sprint is very satisfied with the Company's products, and intends to continue significant purchases; however, Sprint has for several quarters indicated it intends to establish a second vendor for DWDM equipment. The timing of Sprint's selection of a second vendor, and the impact a selection might have on relative purchasing from the Company and the second vendor, are decisions which are not under the control of the Company, and there can be no assurance that these decisions will not result in a reduction in future purchasing from the Company, which could in turn have a material adverse effect on the Company's financial condition and results of operations.

           The reduction, delay or cancellation of orders for, or a delay in shipment of the Company's products to Sprint, or a failure by WorldCom to resume purchasing at significant levels in the latter part of calendar 1998, or the inability to develop additional customers in the telecommunications market would have a material adverse affect on the Company's business, financial condition and results of operations. The extent to which the recent negative publicity relating to the Company and its renegotiated merger agreement with Tellabs will impact the Company's ability to develop additional customers, or obtain additional orders from existing customers, in the near term is difficult to predict; there can be no assurance that there will be no adverse effect, and if the negative publicity has the effect of causing customer to delay or reduce purchases from the Company, the adverse effect could be material. See "Organizational Focus."

           Additionally, the size and complexity of the Company's potential customers, and the typically long and unpredictable sales cycles associated with them, require the Company to make considerable early investments in account management personnel, product customization efforts in both engineering and manufacturing, and in some cases, facilities in proximity to the customer's locations, without assurance of future revenues. Due to the size and complexity of the AT&T network, and the uniqueness of AT&T's requirements for the MultiWave Sentry, the Company invested considerable financial, engineering, manufacturing and logistics support resources in positioning the commercial relationship to be successful. The Company's acquisition of Alta, an installation services company, is another example of this risk. This acquisition, closed in the second fiscal quarter of 1998, has brought approximately 160 installation personnel to the Company, and was undertaken in large part to position the Company to be able to service the installation requirements associated with any AT&T deployment, even though the Company had no assurance as to the volume, duration or timing of any purchases which might ensue from AT&T. The ongoing leveraging of these resources into other customer opportunities will need to be completed promptly and efficiently in order to minimize their impact on near term results of operations, and there is no assurance the Company will successfully do so. The Company also intends to invest in developing significant customer relationships with Bell Atlantic and other RBOCs and CLECs, as well as internationally. Over the near term, this investment of resources has been evident in increased operating expenses and in a rise in the Company's manufacturing and general overhead structure, with the result that the Company's near term earnings may moderate or even decline, even if revenues were to increase, which is not likely in the near term. The Company presently expects fiscal fourth quarter 1998 revenues and operating results will be materially below those reported for the third fiscal quarter 1998. If the Company is unable to convert these investments into significant revenue generating relationships over the next two or three quarters, the Company's business, financial condition and results of operations for the year could be materially and adversely affected.

           IMPACTS OF CHANGES IN CUSTOMER MIX. With the loss of AT&T as a potential customer, and with WorldCom yet to resume significant purchasing, the Company's sales efforts must focus on a greater number of smaller opportunities. The Company believes the pace of bandwidth demand is strong enough to create a number of smaller opportunities sufficient to support revenue growth over the long term. However, the smaller opportunities often represent new carriers working aggressively to establish saleable new capacity. These new carriers face a number of problems which the established carriers do not; specifically, they must attempt to balance the need to build their own customer base, acquire all necessary rights of way and interconnections necessary for saleable network service, and build out new capacity sufficient to meet anticipated needs, all while working within capital budget constraints. These aspects of newer carriers tend to make them less predictable as to either timing or volume of purchasing than the established carriers; in turn, this tends to exacerbate the problem of limited visibility which the Company has regularly struggled with in conducting sales forecasting, materials and manufacturing planning, and in providing guidance to analysts as part of investor relations activities. See "Stock Price Volatility". Unless and until the Company's customer base broadens over the next several quarters, the likelihood of unanticipated changes in customer purchasing plans which could adversely impact the Company's results relative to investor expectations is higher than it has been in the past. For example, in the fiscal third quarter being reported hereby, an unanticipated delay in a $25 million order from a new carrier customer was the principal cause of a shortfall of revenue relative to investor expectations and, in turn, significant stock price volatility. Although this customer, DTI, was believed to have a clear need for DWDM equipment, and was expected to place a substantial order with the Company in the near term, the impact of the delay in the third fiscal quarter was significant and adverse to the Company's results of operations, and investor reaction was particularly adverse. A similar scenario could occur in the next few quarters, as much of the Company's anticipated revenue over this period is comprised of less than $25 million orders from each of several customers. See "Stock Price Volatility". Then, on September 9, 1998, the Company the Company received a copy of a press release indicating that DTI had committed 80% of its planned purchases of DWDM equipment to Pirelli Cables and Systems, as part of an apparent package which included Pirelli's supply of fiber optic cable needed by DTI to build out its planned national network. While the Company is expected to continue to be a second source vendor of DWDM equipment to DTI, the Company is not able to offer fiber optic cable or other products over which it could spread the effects of price discounts on DWDM equipment. The Company's ability to obtain any orders from DTI in the near term may therefore be limited absent substantial price discounting.

           COMPETITORS AS SUPPLIERS. Certain of the Company's component suppliers are both primary sources for such components and major competitors in the market for system equipment. For example, the Company buys certain key components from Lucent, Alcatel, Nortel, NEC and Siemens, each of which offers optical communications systems and equipment which are competitive with the Company's MultiWave 1600 system. Lucent is the sole source of two integrated circuits and is one of two suppliers of Erbium-doped fiber. Alcatel and Nortel are suppliers of lasers used in the MultiWave 1600 system. NEC is a supplier of certain testing equipment. The Company's business, financial condition and results of operations could be materially and adversely affected if these supply relationships were to decline in reliability or otherwise change in any manner adverse to the Company. The Company to date has not experienced to date any general decline in reliability among these vendors, but the intensifying competition described above makes this risk factor increasingly important.

           FLUCTUATION IN QUARTERLY AND ANNUAL RESULTS. The Company's revenue and operating results have varied and are likely to continue to vary significantly from quarter to quarter and from year to year as a result of a number of factors, including the size and timing of orders, product mix and shipments of systems. The timing of order placement, size of orders, satisfaction of contractual customer acceptance criteria, as well as order delays or deferrals and shipment delays and deferrals, may cause material fluctuations in revenue. As an example, the unexpected delay of an anticipated $25 million order from DTI during the third fiscal quarter materially impacted the Company's results of operations. This order now appears likely to be further delayed, reduced or possibly withheld completely as the result of certain commitments made by the DTI with Pirelli. See "Competition" and "Impacts of Changes in Customer Mix". Delays or deferrals in purchasing decisions may increase as competitors introduce new competing products, customers change purchasing practices, and as the Company develops or introduces other DWDM products, such as the MultiWave Sentry, MultiWave 4000, MultiWave Firefly and the MultiWave Metro. Consolidation among the Company's customers and target customers, such as that involved in the WorldCom/MCI merger, and the distraction and/or reorganization attendant to such consolidation, may also lead to delay or deferral of purchasing decisions. See "Concentration of Potential Customers; Dependence on Major Customers". Changes in customers' approaches to bandwidth deployment can also materially impact purchasing decisions. See "Anticipating Demand for Bandwidth." The ongoing shift in the Company's customer mix also affects the likelihood of fluctuating results. See "Impacts of Changes in Customer Mix".

           The Company's dependence on a small number of existing and potential customers increases the revenue impact of each customer's actions relative to these factors. The Company's expense levels in the future will be partially based on its expectations of long term future revenue and as a result net income for any quarterly period in which material orders are shipped or delayed or not forthcoming could vary significantly. The Company's expense levels for the next two quarters are expected to reflect substantially increased investment in financial, engineering, manufacturing and logistics support resources in positioning the AT&T, RBOC, international and other potential commercial relationships to be successful, even though AT&T has now removed CIENA from further consideration as a DWDM vendor, and there is no assurance as to the volume, duration or timing of any purchases which might ensue from the others. See "Concentration of Potential Customers; Dependence on Major Customers". Over the near term, this investment of resources has been evident in increased inventory levels and operating expenses, and in a rise in the Company's manufacturing and general overhead and expense structure, with the result that the Company's near term earnings may moderate or decline, even if revenues were to increase, which is not likely in the near term. The Company presently expects fiscal fourth quarter 1998 revenues and operating results will be materially below those reported for the third fiscal quarter 1998. In general, quarter-to-quarter sequential revenue in the first two or three years of operations are likely to vary widely and therefore may not be reliable indicators of annual performance.

           DEPENDENCE ON KEY PERSONNEL. The Company's success has always depended in large part upon its ability to attract and retain highly-skilled technical, managerial, sales and marketing personnel, particularly those skilled and experienced with optical communications equipment. Competition for such personnel is intense and there can be no assurance that the Company will be successful in retaining its existing key personnel and in attracting and retaining the personnel it requires. Competition for such personnel often intensifies when a company becomes party to a merger, as various recruiters look for key personnel interested in leaving. The pending and now terminated merger with Tellabs, and the attendant publicity and media speculation regarding its outcome, have introduced uncertainty among personnel relating to the future direction of the Company. See "Organizational Focus" Additionally, the stock price volatility and eventual decline attendant to events of the past few weeks have left many key contributors to the Company without meaningful equity incentives--their incentive stock options are now significantly "out of the money". The Company believes its management team and other key contributors were and are committed to remain intact, with or without the merger with Tellabs, but there can be no assurance of that, and the loss of equity incentives may adversely effect the Company's ability to retain them. Failure to retain the Company's key personnel, and attract new personnel likely would have a material adverse effect on the Company's business, financial condition and results of operations.

           LEGAL PROCEEDINGS. See Part II, "Legal Proceedings" for disclosure concerning a recent shareholder class action lawsuit filed against the Company and certain of its officers and directors. Because the matter is at an early stage, it is not possible to predict its outcome at this time, and there is no assurance that the outcome would not have a material adverse effect on the Company's financial condition and results of operations.

           ANTICIPATING DEMAND FOR BANDWIDTH. The Company's systems enable high capacity transmission over long distance, and with the introduction of MultiWave Firefly, certain short-haul portions of, optical communications networks; however, the Company's customers and target customers determine how much capacity is required, when it will be deployed, and what equipment configurations will be used, if any. The Company has encountered a wide variety of customer views of how much capacity will be needed over what periods of time, as well as how to convert such capacity into revenue. Those views reflect the carriers' differing competitive strategies and financial and marketing resources, and result in widely varying patterns and timing of evaluation, purchase and deployment of the Company's systems, other DWDM systems or other capacity solutions. Certain carriers have believed the deployment of large-scale capacity quickly will be a competitive advantage--i.e., they have assumed the accelerating demand for bandwidth will continue and the capacity will be utilized quickly. This viewpoint leads to prompt and widespread deployment of high-channel count DWDM systems. Other carriers have adopted more of a wait-and-see approach, which dictates a more gradual channel by channel deployment of higher capacity systems. New carrier entrants sometimes try to combine these viewpoints, favoring rapid and widespread installation of the foundational elements of high capacity systems, while opting for pricing and other supply agreement features which allow for deferral of channel purchases until the need is demonstrated. These views are further influenced by the pace at which the higher bandwidth available over long distance routes is distributed or distributable over "the last mile" of the networks, as well as the willingness of carriers to aggressively lower their charges for services as a means of accelerating consumption of the higher bandwidth. All of these views are also subject to abrupt change, as competition and the evolving marketplace may demand. As an example, WorldCom informed the Company in February 1998 that its DWDM system requirements for 1998 would be substantially below last year's purchases of $184.5 million. WorldCom indicated to the Company that last year it purchased DWDM systems from the Company at a level that contemplated two years' of capacity requirements, and that this year's purchases would be substantially reduced because limited to one year's estimate of capacity requirements. WorldCom's information in February 1998 demonstrated that there can be surprises as network operators and their purchasing groups grapple with unprecedented changes and challenges to network planning. As a further example of the impact of the evolving marketplace, the Company has shipped equipment during fiscal 1998 to several new customers attempting to build out new networks--under circumstances where the Company had not even identified these customer opportunities within a year of shipment.

           Under these circumstances, for so long as the Company remains dependent on few customers, the Company will be vulnerable to significant quarterly fluctuations, and to difficulty in predicting the direction or magnitude of future demand for the Company's systems.

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

           LONG AND UNPREDICTABLE SALES CYCLES. The purchase of network equipment such as DWDM equipment is typically carried out by network operators pursuant to multiyear purchasing programs which may increase or decrease annually as the operators adjust their capital equipment budgets and purchasing priorities. The Company's customers do not typically share detailed information on the duration or magnitude of planned purchasing programs, nor do they consistently provide to the Company advance notice of contemplated changes in their capital equipment budgets and purchasing priorities. Additionally, a typical year end wind-down of customers' annual capital equipment procurement cycles, or a seasonal slow down in purchasing, neither of which was experienced by the Company in its first year of product shipments, may be experienced in this and future years. Further, the Company is experiencing a shift in its customer mix which may add to the length and unpredictable nature of the sales cycle. See "Impacts of Changes in Customer Mix". These uncertainties substantially complicate the Company's manufacturing planning, and may lead to substantial and unanticipated fluctuations in the timing of orders and revenue. The Company has in fact experienced such unanticipated fluctuations in prior quarters, but until this third fiscal quarter of 1998, any unanticipated reduction in orders from one customer had been offset in part or in whole by unanticipated increases in orders for other routes with the same customer or in orders from another customer. Unless and until WorldCom resumes purchases at a level comparable to the prior fiscal year, the Company will continue to need material purchases from one or more other customers in order to offset the reduction from WorldCom. There can be no assurance of the Company's ability to offset reductions, and in particular, Sprint is unlikely to continue purchasing at the rate experienced in the two quarters just completed.

           Any curtailment or termination of customer purchasing programs, decreases in customer capital budgets or reduction in the purchasing priority assigned to equipment such as DWDM equipment, particularly if significant and unanticipated by the Company and not offset by increased purchasing from other customers, could have a material adverse effect on the Company's business, financial condition and results of operations. For example, an expected $25 million order for the third fiscal quarter was unexpectedly delayed by the customer late in the quarter just completed, leading in substantial part to a shortfall in revenue and net income relative to investor expectations. This delayed order now appears likely to be further delayed, reduced or possibly withheld completely as the result of new commitments by the customer to purchase DWDM equipment from a competitor. See discussion of DTI under "Competition" and "Impacts of Changes in Customer Mix".

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

           NEW PRODUCT DEVELOPMENT DELAYS. The Company's ability to anticipate changes in technology, industry standards, customer requirements and product offerings and to develop and introduce new and enhanced products in a timely fashion relative to customer expectations of increasingly short product development cycles, will be significant factors in the Company's ability to remain a market leader in the deployment of DWDM systems. The complexity of the technology involved in product development efforts in the DWDM field, including product customization efforts for individual customers, can result in unanticipated delays. The qualification and ramping up of new suppliers for new or customized products requires extensive planning and can result in unanticipated delays which affect the Company's ability to deliver such products in a timely fashion. The software certification process for new telecom equipment used in RBOC networks--a process traditionally conducted by Bellcore on behalf of the RBOCs--can also result in unanticipated delays, and has resulted in some delay in the commercial introduction of MultiWave Firefly. The failure to deliver new and improved products, or appropriately customized products, in a timely fashion relative to customer expectations (which expectations can be influenced by competitors' announcements of competing products), would have a material adverse effect on the Company's competitive position and financial condition. See "Competition". The Company has made a general commitment to the delivery of MultiWave Sentry, MultiWave 4000 and MultiWave Firefly at various times during this fiscal year. The Company's performance on this commitment relative to customer expectations will likely have a material impact on the Company's ability to further solidify its position in the telecom industry as a credible, long-term supplier of multiple products and successive next-generation solutions. The Company believes it will be successful in this effort, but there is no assurance of that, and there will likely be few objective "leading indicators" of the Company's success or failure, other than continued purchasing by its customers.

           RECENT PRODUCT INTRODUCTION. The MultiWave 1600 has been operational and carrying live traffic for approximately two years; the MultiWave Sentry and MultiWave 4000 for less than a year; and the MultiWave Firefly is just now being introduced into the field. The Company's history of installation activity indicates that the newness and high precision nature of DWDM equipment may require enhanced customer training and installation support from the Company. The Company is aware of instances domestically and internationally in which installation and activation of certain MultiWave systems have been delayed due to faulty components found in certain portions of these systems. The Company is aware of few performance issues once the systems are installed and operational. However, if recurring or material reliability, quality or network monitoring problems should develop, a number of material and adverse effects could result, including manufacturing rework costs, high service and warranty expense, high levels of product returns, delays in collecting accounts receivable, reduced orders from existing customers and declining level of interest from potential customers. Although the Company maintains accruals for product warranties, there can be no assurance that actual costs will not exceed these amounts. The pace at which the customer requires upgrades from 16 to 40 to higher channel count systems occurs (which in some cases can involve replacement of portions of the existing equipment) can further complicate the assessment of appropriate product warranty reserves. The Company expects there will be interruptions or delays from time to time in the activation of the systems and the addition of channels, particularly because the Company does not control all aspects of the installation and activation activities. The Company believes its record to date of problem identification, diagnosis and resolution has been good, but if significant interruptions or delays occur, or if their cause is not promptly identified, diagnosed and resolved, confidence in the MultiWave systems could be undermined. An undermining of confidence in the MultiWave systems would have a material adverse effect on the Company's customer relationships, business, financial condition and results of operations.

           STOCK PRICE VOLATILITY. The Company's Common Stock price has experienced substantial price volatility, and is likely to continue to do so. Such volatility can arise as a result of the activities of short sellers and risk arbitrageurs, and may have little relationship to the Company's financial results or prospects. Volatility can also arise as a result of any divergence between the Company's actual or anticipated financial results and published expectations of analysts and as a result of announcements by the Company, as occurred in the quarter just ended. The Company attempts to address this possible divergence through its public announcements and reports; however, the degree of specificity the Company can offer in such announcements, and the likelihood that any forward-looking statements made by the Company will prove correct in actual results, can and will vary, due primarily to the uncertainties associated with the Company's dependence on a small number of existing and potential customers, the impacts of changes in the customer mix, the actions of competitors, long and unpredictable sales cycles and customer purchasing programs, the absence of unconditional minimum purchase commitments from any customer, a declining level of visibility into its customers' deployment plans over the course of the capital equipment procurement year, and the lack of reliable data on which to anticipate core demand for high bandwidth transmission capacity. An example of this uncertainty is evidenced in the February 1998 communication from WorldCom that its DWDM system requirements for 1998 would be substantially reduced relative to last year's purchases, due to a change in its purchasing policies. See "Concentration of Potential Customers; Dependence on Major Customers". A further example of this uncertainty occurred this quarter, as a $25 million order from a customer was unexpectedly delayed late in the quarter. This delayed order now appears likely to be further delayed, reduced or possibly withheld completely as the result of new commitments by the customer to purchase DWDM equipment from a competitor. See discussion of DTI under "Competition" and "Impacts of Changes in Customer Mix".

           The WorldCom example, and the example of this third fiscal quarter indicate that divergence between the Company's actual or anticipated financial results and published expectations of stock analysts can occur notwithstanding the Company's efforts to address those expectations through public announcements and reports. Such divergence will likely occur from time to time in the future, with resulting stock price volatility, irrespective of the Company's overall year to year performance or long term prospects. For so long as the Company remains highly dependent on few customers, and particularly in years, like the current fiscal year, when substantial majority of purchases by these customers are likely to be focused on products, such as MultiWave Sentry, MultiWave 4000, and MultiWave Firefly, being introduced for the first time, there is substantial risk of widely varying quarterly results, including the so-called "missed quarter" relative to investor expectations which do not account for these issues, with attendant risk of higher volatility in the Company's stock price. See "Concentration of Potential Customers; Dependence on Major Customers"; and "Anticipating Demand for Bandwidth".


PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     PIRELLI LITIGATION

           On June 1, 1998 the Company announced resolution of the long-standing litigation with Pirelli S.p.A. The terms of the settlement involve dismissal of Pirelli's three lawsuits against CIENA now pending in Delaware, dismissal of CIENA's legal proceedings against Pirelli in the United States International Trade Commission, a worldwide, non-exclusive cross-license to each party's patent portfolios, a five-year moratorium on future litigation between the parties, and certain undisclosed financial terms. As a result of the settlement, CIENA recorded a one-time charge for the nine months ended July 31, 1998, of $30.6 million relating to the Pirelli settlement and associated legal fees.

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

     CLASS ACTION LITIGATION

           A class action complaint was filed on August 26, 1998 in U.S. District Court for the District of Maryland entitled Witkin et.al v. CIENA Corporation et. al (Case No. Y-98-2946). The complaint alleges that CIENA and certain officers and directors violated certain provisions of the federal securities laws, including Rule 10b-5 under the Securities Exchange Act of 1934, by making false statements, failing to disclose material information and taking other actions intending to artificially inflate and maintain the market price of CIENA's common stock during the Class Period of May 21, 1998 to August 21, 1998, inclusive. The plaintiffs seek designation of the suit as a class action on behalf of all persons who purchased shares of CIENA's common stock during the Class Period and the awarding of compensatory damages in an amount to be determined at trial and attorneys' fees. While this proceeding is at a very early stage, the Company believes the suit is without merit and intends to defend itself vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibit      Description
                 -------      -----------

                  11.0 Statement of Computation of Per Share Earnings - see Note 1 of Notes to Consolidated Financial Statements

                  27.0 Financial Data Schedule (filed only electronically with the SEC)

           (b) Reports on Form 8-K: Form 8-K filed June 3, 1998, June 23, 1998, August 14, 1998, August 24, 1998 and August 27, 1998

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CIENA CORPORATION


Date:  September  14, 1998                  By:   /s/ Patrick H. Nettles
       -------------------                        ----------------------
                                                  Patrick H. Nettles
                                                  President, Chief
                                                  Executive Officer
                                                  and Director
                                                  (Duly Authorized Officer)



Date: September  14, 1998                   By:   /s/ Joseph R. Chinnici
      -------------------                         ----------------------
                                                  Joseph R. Chinnici
                                                  Senior Vice President,
                                                  Finance and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)