Form 10-K/A
period 1998-10-31
CIENA CORP
filed 1999-04-05
CIK 936395

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998
                         COMMISSION FILE NUMBER: 0-21969

                                 ---------------

                                CIENA CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                          23-2725311
       (STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)


                               1201 WINTERSON ROAD
                            LINTHICUM, MARYLAND 21090
                                 (410) 865-8500
          (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                                 TITLE OF CLASS

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)    The following documents are filed as a part of this Form:

              1.     Financial Statement Schedules:

                     All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

              2. Exhibits: See Index to Exhibits on page 4 of this Amendment. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

       (b)    Reports on Form 8-K

              No amendment is being made to this item.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CIENA CORPORATION

Date: April 5, 1999              By: /s/ Andrew C. Petrik
                                     ----------------------------
                                     Andrew C. Petrik
                                     Vice President, Controller and Treasurer

                INDEX TO EXHIBITS

Exhibit
Number           Description
--------         -----------
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

10.17++          Third Addendum to Procurement Agreement between the
                 Registrant and Sprint/United Management Company
                 (filed herewith)
10.18*****       Form of Transfer of Control/Severance Agreement
21**             Subsidiaries of registrant
23.1*****        Consent of Independent Accountants
27*****          Financial Data Schedule

* Incorporated by reference from the Company's Registration Statement on Form S-1 (333-17729).

** Incorporated by reference from the Company's Registration Statement on Form S-1 (333-28525).

***    Incorporated by reference from the Company's Form 8-K dated December
       29, 1997.

****   Incorporated by reference from the Company's Form 8-K dated October 14,
       1998.

*****  Previously filed with the Annual Report on Form 10-K.

+      Confidential treatment has been granted by the Securities and Exchange
       Commission with respect to certain portions of these exhibits.

++ Confidential treatment has been requested with respect to certain portions of this exhibit.

       The confidential portions have been filed separately with the Securities and Exchange Commission.