Form 10-Q
period 1999-04-30
CIENA CORP
filed 1999-05-21
CIK 936395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 CLASS                       OUTSTANDING AT MAY 21, 1999
       ----------------------------          ---------------------------
       Common stock. $.01 par value                 121,375,665


                               Page 1 of 25 pages

                                CIENA CORPORATION

                                      INDEX

                                    FORM 10-Q

                                                                     PAGE NUMBER

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Operations
          Quarters and six months ended April 30, 1998
          and April 30, 1999                                                  3

          Consolidated Balance Sheets
          October 31, 1998 and April 30, 1999                                 4

          Consolidated Statements of Cash Flows
          Six months ended April 30, 1998 and
          April 30, 1999                                                      5

          Notes to Consolidated Financial Statements                          6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                          9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          22

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   23

Item 2.   Changes in Securities and Use of Proceeds                           23

Item 4.   Submission of Matters to a Vote of Security Holders                 23

Item 6.   Exhibits and Reports on Form 8-K                                    24

Signatures                                                                    25

ITEM 1. FINANCIAL STATEMENTS

                                CIENA CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                     Quarter Ended                         Six Months Ended
                                          -------------------------------------    -------------------------------------
                                              April 30,            April 30,           April 30,            April 30,
                                                1998                 1999                1998                 1999
                                          ----------------     ----------------    ----------------     ----------------
Revenue                                      $   142,718          $   111,490        $    287,810         $    211,907
Cost of goods sold                                63,915               71,238             122,895              137,016
                                          ----------------     ----------------    ----------------     ----------------
  Gross profit                                    78,803               40,252             164,915               74,891
                                          ----------------     ----------------    ----------------     ----------------

Operating expenses:
  Research and development                        16,706               21,167              26,909               40,950
  Selling and marketing                           11,063               12,427              21,031               25,301
  General and administrative                       4,519                5,467               8,311               10,229
  Merger costs                                         -                2,253                   -                2,253
  Purchased research and development               9,503                    -               9,503                    -
  Pirelli litigation                              10,000                    -              10,000                    -
                                          ----------------     ----------------    ----------------     ----------------
      Total operating expenses                    51,791               41,314              75,754               78,733
                                          ----------------     ----------------    ----------------     ----------------

Income (loss) from operations                     27,012               (1,062)             89,161               (3,842)

Interest and other income (expense), net           3,433                3,614               7,208                6,876

Interest expense                                     (81)                 (94)               (165)                (168)
                                          ----------------     ----------------    ----------------     ----------------

Income before income taxes                        30,364                2,458              96,204                2,866

Provision for income taxes                        15,154                  864              41,296                  989
                                          ----------------     ----------------    ----------------     ----------------

Net income                                    $   15,210          $     1,594        $     54,908           $    1,877
                                          ================     ================    ================     ================

Basic net income per common share             $     0.14          $      0.01        $       0.53           $      .02
                                          ================     ================    ================     ================

Diluted net income per common share
    and dilutive potential common share       $     0.14          $      0.01        $       0.50           $      .01
                                          ================     ================    ================     ================

Weighted average basic common shares
    outstanding                                  106,245              121,135             103,443              120,646
                                          ================     ================    ================     ================

Weighted average basic common and
    dilutive potential dilutive
    potential common shares
    outstanding                                  112,455              128,910             110,045              127,824
                                          ================     ================    ================     ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                CIENA CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                       October 31,            April 30,
                                                                          1998                   1999
                                                                   ------------------    -------------------
                                        ASSETS
Current assets:
  Cash and cash equivalents                                                $ 239,780              $ 194,920
  Marketable debt securities                                                  15,993                100,021
  Accounts receivable, net                                                    85,472                 96,448
  Inventories, net                                                            70,908                 54,062
  Deferred income taxes                                                       16,421                 13,514
  Prepaid income taxes                                                         8,558                      -
  Prepaid expenses and other                                                   4,524                  9,615
                                                                   ------------------    -------------------
    Total current assets                                                     441,656                468,580
Equipment, furniture and fixtures, net                                       124,792                127,085
Goodwill and other intangible assets, net                                     16,270                 14,446
Other assets                                                                   4,848                  4,737
                                                                   ------------------    -------------------
 Total assets                                                              $ 587,566              $ 614,848
                                                                   ==================    ===================

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                         $  25,925              $  24,144
  Accrued liabilities                                                         34,437                 40,773
  Income taxes payable                                                             -                  9,216
  Deferred revenue                                                             1,084                    719
  Other current obligations                                                      953                  1,276
                                                                   ------------------    -------------------
    Total current liabilities                                                 62,399                 76,128
Deferred income taxes                                                         34,125                 36,580
Other long-term obligations                                                    2,257                  3,703
                                                                   ------------------    -------------------
    Total liabilities                                                         98,781                116,411
                                                                   ------------------    -------------------

Commitments and contingencies                                                      -                      -
Stockholders' equity:
  Preferred stock - par value $.01; 20,000,000 shares authorized;
    zero shares issued and outstanding                                             -                      -
  Common stock - par value $.01; 360,000,000 shares authorized;
    119,817,209 and 121,330,173 shares issued and outstanding                  1,198                  1,213
Additional paid-in capital                                                   310,888                319,268
Unearned compensation                                                              -                   (687)
Notes receivable from stockholders                                             (568)                   (629)
Cumulative translation adjustment                                              (107)                     21
Retained earnings                                                            177,374                179,251
                                                                   ------------------    -------------------
    Total stockholders' equity                                               488,785                498,437
                                                                   ------------------    -------------------
Total liabilities and stockholders' equity                                 $ 587,566              $ 614,848
                                                                   ==================    ===================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                CIENA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    Six Months Ended April 30,
                                                                         -------------------------------------------------

                                                                                1998                          1999
                                                                         -------------------           -------------------
Cash flows from operating activities:
   Net income                                                          $            54,908            $            1,877
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Non-cash charges from equity transactions                                        20                           262
       Amortization of premiums on marketable debt securities                          164                            87
       Effect of Translation Adjustments                                               (24)                          128
       Purchased research and development                                            9,503                             -
       Depreciation and amortization                                                13,928                        23,501
       Allowance for doubtful accounts                                                 194                             -
       Provision for inventory excess and obsolescence                               1,683                         2,033
       Provision for warranty and other contractual obligations                      6,400                         4,617
       Changes in assets and liabilities:
          Increase in accounts receivable                                          (59,848)                      (10,976)
          Increase in prepaid expenses and other                                    (4,565)                       (5,178)
          Decrease in prepaid income tax                                                  -                        8,558
          (Increase) decrease in inventories                                       (29,529)                       14,813
          (Increase) decrease in deferred income tax asset                          (1,247)                        2,907
          (Increase) decrease in other assets                                       (3,670)                          111
          Increase (decrease) in accounts payable and accruals                      16,956                           (62)
          Increase in income taxes payable                                           1,919                         9,216
          Increase in deferred income tax liability                                  1,957                         2,455
          Increase (decrease) in deferred revenue and other
            obligations                                                              1,131                          (365)
                                                                         -------------------           -------------------
       Net cash provided by operating activities                                     9,880                        53,984
                                                                         -------------------           -------------------
Cash flows from investing activities:
   Additions to equipment, furniture and fixtures                                  (58,155)                      (23,970)
   Purchases of marketable debt securities                                         (88,305)                     (118,277)
   Maturities of marketable debt securities                                         36,376                        34,249
   Net cash paid for business combination                                           (2,103)                             -
                                                                         -------------------           -------------------
       Net cash used in investing activities                                      (112,187)                     (107,998)
                                                                         -------------------           -------------------
Cash flows from financing activities:
   Net  (repayment of) proceeds from other obligations                                (495)                        1,769
   Proceeds for issuance of common stock and warrants                               10,962                         3,497
   Tax benefit related to exercise of stock warrants                                 6,885                         3,796
   Repayment of notes receivable from stockholders                                       -                            92
                                                                         -------------------           -------------------
       Net cash provided by financing activities                                    17,352                         9,154
                                                                         -------------------           -------------------
       Net increase (decrease) in cash and cash equivalents                        (84,955)                      (44,860)
Cash and cash equivalents at beginning of period                                   268,588                       239,780
                                                                         -------------------           -------------------
Cash and cash equivalents at end of period                             $           183,633            $          194,920
                                                                         ===================           ===================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                CIENA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) SIGNIFICANT ACCOUNTING POLICIES

 Interim Financial Statements

       The interim financial statements included herein for CIENA Corporation ("CIENA") have been prepared by CIENA, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments which CIENA considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial position of CIENA at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, CIENA believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with CIENA's October 31, 1998 audited supplemental consolidated financial statements and notes thereto included in CIENA's Form 8-K filed on April 1, 1999 and amended on April 5, 1999.

       As more fully described in Note 5, CIENA acquired Lightera Networks Incorporated ("Lightera") in March 1999. The acquisition was accounted for as a pooling of interests, and the historical consolidated financial statements of CIENA for all periods prior to this acquisition have been restated to include the financial position, results of operations and cash flows of Lightera.

 Revenue Recognition

       CIENA recognizes product revenue in accordance with the shipping terms specified. For transactions where CIENA has yet to obtain customer acceptance, revenue is deferred until the terms of acceptance are satisfied. Revenue for installation services is recognized as the services are performed unless the terms of the supply contract combine product acceptance with installation, in which case revenues for installation services are recognized when the terms of acceptance are satisfied and installation is completed. Revenues from installation service fixed price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets. For distributor sales where risks of ownership have not transferred, CIENA recognizes revenue when the product is shipped through to the end user.

(2) INVENTORIES

Inventories are comprised of the following (in thousands):

                                                 October 31,        April 30,
                                                    1998              1999
                                              ----------------   ---------------
Raw materials                                   $    43,268       $     30,409
Work-in-process                                       8,592             13,086
Finished goods                                       30,202             21,047
                                              ----------------   ---------------
                                                     82,062             64,542
Less reserve for excess and obsolescence            (11,154)           (10,480)
                                              ----------------   ---------------
                                                $    70,908       $     54,062
                                              ================   ===============


(3) EARNINGS PER SHARE CALCULATION

       The following is a reconciliation of the numerators and denominators of the basic net income per common share ("basic EPS") and diluted net income per common and dilutive potential common share ("diluted EPS"). Basic EPS is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding, stock options and warrants using the treasury stock method. (in thousands except per share amounts):


                                              Quarter ended April 30,
                                       -----------------------------------------
                                            1998                    1999
                                       -----------------       -----------------
Net Income..........................    $     15,210            $     1,594
                                       =================       =================
Weighted average shares-basic.......         106,245                121,135
                                       -----------------       -----------------

Effect of dilutive securities:
     Employee stock options.........           6,210                  7,775
                                       -----------------       -----------------
Weighted average shares-diluted.....         112,455                128,910
                                       =================       =================
Basic EPS...........................    $       0.14            $      0.01
                                       =================       =================
Diluted EPS.........................    $       0.14            $      0.01
                                       =================       =================


                                              Six months ended April 30,
                                       -----------------------------------------
                                              1998                    1999
                                       -------------------     -----------------
Net Income..........................    $     54,908            $     1,877
                                       ===================     =================
Weighted average shares-basic.......         103,443                120,646
                                       -------------------     -----------------

Effect of dilutive securities:
 Employee stock options.............           6,602                  7,178
                                       -------------------     -----------------
 Weighted average shares-diluted....         110,045                127,824
                                       ===================     =================
Basic EPS...........................    $       0.53            $      0.02
                                       ===================     =================
Diluted EPS.........................    $       0.50            $      0.01
                                       ===================     =================


       Stock options to purchase 298,500 and 258,316 shares of common stock were outstanding during the quarter ended and six months ended April 30,1999, respectively, but were not included in the computation of diluted EPS as the effect would be antidilutive.

(4) COMPREHENSIVE INCOME

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS No.130), "Comprehensive Income". SFAS No.130 became effective for CIENA's fiscal year 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components: however, the adoption of this statement had no impact on CIENA's net income or shareholders' equity. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. CIENA's accumulated other comprehensive income is comprised entirely of accumulated foreign currency translation adjustments and is shown as a separate amount on CIENA's Consolidated Balance Sheets. During the second quarter of fiscal 1998 and 1999, total comprehensive income, which includes net income and changes in foreign currency translation adjustments, amounted to $15,218,000 and $1,723,000 of comprehensive income, respectively. During the six months ended April 30, 1998 and 1999, total comprehensive income, which includes net income and changes in foreign currency translation adjustments, amounted to $54,884,000 and $2,005,000 of comprehensive income, respectively.

(5) ACQUISITION

 Lightera

       During March 1999, CIENA completed a merger with Lightera, a Delaware Corporation headquartered in Cupertino, California, in a transaction valued at approximately $463.5 million. Lightera is a developer of carrier class optical core switches for fiberoptic communications networks. Under the terms of the merger agreement with Lightera, CIENA acquired all of the outstanding shares of Lightera in exchange for approximately 17.5 million shares of CIENA common stock. In connection with the transaction CIENA also assumed outstanding stock options and warrants which represent rights to acquire an additional 3.1 million of CIENA stock. As a result of the transaction CIENA recorded a charge of $2.3 million for merger costs. These costs include fees for legal, accounting, investment banking services and other related expenses. The transaction constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Lightera as though it had been a part of CIENA.

       The following table shows the separate historical results of CIENA and Lightera for the periods prior to the consummation of the merger of the two entities. No financial information has been presented for the fiscal years ended 1997 and 1996 as Lightera did not commence operations until April 1998.

     (in thousands)
                                  Year Ended         Six Months Ended
                               October 31, 1998       April 30, 1999
                               --------------------------------------
  Revenues:
     CIENA                       $      508,087        $      211,907
     Lightera                                 -                     -
     Intercompany eliminations                -                     -
                               ----------------      ----------------
  Consolidated revenues          $      508,087        $      211,907
                               ================      ================
  Net Income (loss):
     CIENA                       $       53,194        $        8,046
     Lightera                            (2,081)               (6,169)
                               ----------------      ----------------
  Consolidated net income        $       51,113        $        1,877
                               ================      ================


 Omnia

       On March 15, 1999 CIENA signed an Agreement and Plan of Merger with Omnia Communications, Inc. ("Omnia"), a Delaware corporation located in Marlborough, Massachusetts, in a transaction valued at approximately $429 million. Omnia is a developer of carrier class optical access solutions for fiberoptic communications networks. Under the terms of the agreement, CIENA will acquire all of the outstanding shares of Omnia in exchange for approximately 16 million shares of CIENA common stock. The merger is subject to shareholder approval by Omnia stockholders and other customary conditions. The transaction is intended to constitute a tax-free reorganization and will be accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented will be restated to include the combined results of operations, financial position and cash flows of Omnia as though it had been a part of CIENA once the merger is consummated. For the six months ended April 30, 1998 and 1999, Omnia had no revenues and recorded a net loss of 2,230,000 and 7,246,000, respectively. CIENA expects to incur charges of approximately $10,600,000 in connection with the merger. Of the $10,600,000, $7,900,000 is the estimated non-cash charge that relates to the acceleration of certain Omnia warrants and the remaining $2,700,000 relates to financial advisory fees, legal and accounting services and other integration costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. CIENA has set forth below under the heading "Risk Factors" a further discussion of certain of those risks as they relate to the period covered by this report, CIENA's near term outlook with respect thereto, and the forward-looking statements set forth herein.

OVERVIEW

       CIENA Corporation is a market leader of open architecture, optical networking systems leveraging the bandwidth enhancing abilities of dense wavelength division multiplexing ("DWDM") technology. As a leader in the implementation of new technology in a rapidly evolving and often unpredictable industry, CIENA's quarterly operating results have varied and are expected to vary in the future. See "Risk Factors" for a detailed discussion of the many factors that have caused such variation in the past, and may cause similar variations in the future.

       On March 15, 1999, CIENA announced agreements to acquire Lightera Networks, Inc. ("Lightera") and Omnia Communications, Inc. ("Omnia"), both privately held entities, in two separate transactions. Lightera is a developer of carrier-class optical core switches for fiberoptic communications networks. Omnia is a developer of carrier-class optical access solutions for fiberoptic communications networks.

       CIENA completed the merger with Lightera in a transaction valued at approximately $463.5 million. Under the terms of the agreement, CIENA acquired all of the outstanding shares of Lightera in exchange for approximately 17.5 million shares of CIENA common stock. In connection with the transaction, CIENA also assumed outstanding stock options and warrants which represents rights to acquire an additional 3.1 million of CIENA stock. The transaction constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Lightera as though it had been a part of CIENA.

       The acquisition of Omnia is a transaction valued at approximately $429 million and is expected to be completed in June or July 1999. Under the terms of the merger agreement with Omnia, CIENA will acquire all of the outstanding shares of Omnia in exchange for approximately 16 million shares of CIENA common stock. The acquisition is subject to shareholder approval by Omnia stockholders and other customary conditions. The transaction is intended to constitute a tax-free reorganization and will be accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, once the acquisition is completed, all prior period consolidated financial statements presented will be restated to include the combined results of operations, financial position and cash flows of Omnia as though it had been a part of CIENA.

       In conjunction with the agreements to acquire Lightera and Omnia, CIENA announced its LightWorks(TM) Initiative, CIENA's vision of how to change the fundamental economics of optical telecommunication service provider networks. The eventual addition of Lightera's and Omnia's products to CIENA's product suite will make it possible for CIENA to offer telecommunications service providers a comprehensive next-generation optical network architecture that dramatically reduces the total number of network elements, thereby lowering network costs. By sweeping the functionality and performance of what are now several network elements into dramatically fewer network elements, without sacrificing network reliability or performance, CIENA LightWorks architecture should lower both a carrier's equipment cost and its operational costs. In addition, LightWorks network architecture may enhance the revenue generating potential of carrier networks by shortening their service delivery intervals and enabling them to offer their customers a wide variety of services from a single network platform.

       CIENA has increased the number of its optical transport equipment customers from a total of seven during the six months ended April 30, 1998 to seventeen for the six months ended April 30, 1999. This reflects CIENA's ongoing strategy in the face of aggressive price competition to continue to build market share at the cost of reduced margins.

CIENA intends to preserve and enhance its market leadership and eventually build on its installed base with new and additional products. While this gross margin pressure continues, CIENA believes that its product and service quality, manufacturing experience, and proven track record of delivery will enable it to be successful while it concentrates on efforts to reduce product costs and maximize production efficiencies.

       CIENA believes that the need for customer financing assistance is increasingly a factor among the new carriers seeking rapid buildout of their networks. To date CIENA has not recognized revenue from customers with extended payment terms beyond 90 days from customer acceptance. Revenue recognition from future customers who require financing assistance may be deferred until collection is probable.

       CIENA is committed to achieving general commercial availability of MultiWave(R) Metro(TM), CIENA's system designed for use in metropolitan ring applications within the next several months, as well as 10 gigabit per second transmission capability for its MultiWave Sentry(TM) line of products in the second half of the year. The general commercial availability of CIENA's next generation long-distance optical transport system, a MultiWave platform capable of 96-channel configuration, is also expected in the second half of the year.

       CIENA intends to continue the development of the CoreDirector(TM) product developed by Lightera. CoreDirector is believed to be the world's first intelligent optical core switch and reduces the cost of deploying and operating telecommunication service provider networks with industry-leading capacity and advanced networking software. Because it supports capacities from optical wavelengths down to STS-1s with what CIENA believes is industry-leading scale and density, the CoreDirector allows carriers to deliver a full range of transport services, without costly SONET/SDH multiplexers or inflexible "wavelength only" devices. The general commercial availability of the CoreDirector is expected by the end of the first quarter calendar 2000.

       Pursuit of these strategies, in conjunction with increased investments in research and development, selling, marketing, and customer service activities, will likely limit CIENA's operating profitability over the remaining six months of fiscal 1999, and may result in operating losses during the period. CIENA intends to continue to pursue new or complementary technologies either through ongoing internal development or by acquisition in order to further broaden CIENA's product line.

       As of April 30, 1999 CIENA employed 1,557 people, which includes 69 persons as a result of CIENA's acquisition of Lightera. This was an increase of 175 persons over the 1,382 employed on October 31, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1998 COMPARED TO THREE MONTHS ENDED APRIL 30, 1999

       REVENUE. CIENA recognized $142.7 million and $111.5 million in revenue for the second quarters ended April 30, 1998 and 1999, respectively. The approximate $31.2 million or 21.9% decrease in revenues in the second quarter 1999 compared to the second quarter 1998 was largely the result of reduced selling prices. CIENA recorded an increase in revenues recognized from fourteen optical transport equipment customers in the quarter ended April 30, 1999, as compared to six such customers in the same quarter of the prior year. Additionally, during the quarter ended April 30, 1999, each of three optical transport equipment customers accounted for at least 10% or more of CIENA's quarterly revenue and combined accounted for 72% of CIENA's quarterly revenue. This compares to the quarter ended April 30, 1998 where one customer accounted for at least 10% or more of CIENA's quarterly revenue and in total that same customer accounted for approximately 69% of CIENA's quarterly revenue. Revenues derived from foreign sales accounted for approximately 10.3% and 27.2% of CIENA's revenues during the second quarter ended April 30, 1998 and 1999, respectively. The increase in foreign sales reflects an increase in sales to new customers.

       Revenues in CIENA's second quarter 1998 and 1999 were both largely attributed to sales of CIENA's 40 channel MultiWave Sentry(TM) 4000 systems. Revenues derived from engineering, furnishing and installation services increased by less than 10% from second quarter 1998 compared to second quarter 1999. Sales from this activity increased as a percentage of total revenue from approximately 9.1% to 12.7% of CIENA's revenue from the second quarter 1998 to second quarter 1999, respectively.

       CIENA expects revenue in the near term to be largely dependent upon sales to several new customers and to be derived primarily from sales of MultiWave Sentry 4000, new products using a MultiWave platform capable of 96-channel configuration, products using 10 gigabit per second transmission capability, and MultiWave Metro. Some of the new customers from whom CIENA expects to obtain customer acceptance for product shipments and installation services during the third and fourth quarters of fiscal 1999 have extended payment terms. This revenue may be deferred until collection is probable. There are material risks associated with CIENA's dependence on these customers, as well as the successful ramping up of the manufacturing of these products. See "Risk Factors".

       GROSS PROFIT. Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees, inventory obsolescence costs and overhead related to CIENA's manufacturing and engineering, furnishing and installation operations. Gross profits were $78.8 million and $40.3 million for the second quarters ended April 30, 1998 and 1999, respectively. The approximate $38.5 million or 48.9% decrease in gross profit in the second quarter 1999 compared to the second quarter 1998 was the result of decreased revenues in the second quarter 1999 compared to second quarter 1998. Gross margin as a percentage of revenues was 55.2% and 36.1% for the second quarters 1998 and 1999, respectively. The decrease in gross margin percentage for the second quarter 1999 compared to the second quarter 1998 was largely attributable to aggressive price competition resulting in significantly lower selling prices for optical transport systems.

       CIENA's gross margins may be affected by a number of factors, including continued competitive market pricing, manufacturing volumes and efficiencies, and fluctuations in component costs. During the remainder of fiscal 1999, CIENA expects to face continued pressure on gross margins, primarily as a result of substantial price discounting by competitors seeking to acquire market share. See "Risk Factors."

       RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $16.7 million and $21.2 million for the second quarters ended April 30, 1998 and 1999, respectively. During the second quarters 1998 and 1999, research and development expenses were 11.7% and 19.0% of revenue, respectively. The approximate $4.5 million or 26.7% increase in research and development expenses in the second quarter 1999 compared to the second quarter 1998 was the result of increases in staffing levels, utilization of outside consultants, facility costs and depreciation expense. CIENA expects that its research and development expenditures will continue to increase during the remainder of fiscal year 1999 to support the continued development of optical transport products, intelligent optical core switching products, the exploration of new or complementary technologies, and the pursuit of various cost reduction strategies. CIENA expenses research and development costs as incurred.

       SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $11.1 million and $12.4 million for the second quarters ended April 30, 1998 and 1999, respectively. During the second quarters 1998 and 1999, selling and marketing expenses were 7.8% and 11.1% of revenue, respectively. The approximate $1.4 million or 12.3% increase in selling and marketing expenses in the second quarter 1999 compared to the second quarter 1998 was primarily the result of increased staffing levels in the areas of sales, technical assistance and field support. Increases in costs for customer demonstration systems and rent expense also contributed the comparable quarter to quarter selling and marketing expense increase. CIENA anticipates that its selling and marketing expenses will increase during the remainder of fiscal year 1999 as additional personnel are hired and offices opened, particularly in support of international market development, to allow CIENA to pursue new market opportunities.

       GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $4.5 million and $5.5 million for the second quarters ended April 30, 1998 and 1999, respectively. During the second quarters 1998 and 1999, general and administrative expenses were 3.2% and 4.9% of revenue, respectively. The approximate $0.9 million or 21.0% increase in general and administrative expenses from the second quarter 1998 compared to the second quarter 1999 was primarily the result of increased staffing levels, outside consulting services and facility costs. CIENA believes that its general and administrative expenses for the remainder of fiscal 1999 will increase due to the expansion of CIENA's administrative staff required to support its expanding operations in Cupertino, California and London, England.

       MERGER COSTS. The merger costs for the second quarter ended April 30, 1999 of $2.3 million were costs related to the merger between CIENA and Lightera. These costs include fees for legal, accounting, investment banking services and other related expenses.

       PURCHASED RESEARCH AND DEVELOPMENT. Purchased research and development costs were $9.5 million for the second quarter 1998. These costs were for the purchase of technology associated with the acquisition of Terabit during the second quarter 1998.

       PIRELLI LITIGATION. The Pirelli litigation expense for the second quarter 1998 was primarily the result of a $10.0 million charge for actual and estimated legal and related costs associated with the litigation.

       INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income and other income (expense), net were $3.4 million and $3.6 million for the second quarters ended April 30, 1998 and 1999, respectively. The approximate $0.2 million or 5.3% increase in interest income and other income (expense), net was attributable to higher invested cash balances.

       PROVISION FOR INCOME TAXES. CIENA's provision for income taxes were $15.2 million and $0.9 million for the second quarters ended April 30, 1998 and 1999, respectively. During the second quarters 1998 and 1999, the provision for income taxes were 38.0% and 35.0% of income before income taxes, respectively, exclusive of the effect of one-time charges for purchased research and development expenses. The decline in the income tax rate in second quarter 1999 compared to second quarter 1998 was the result of a lower combined effective state income tax expenses, increased benefits derived from the Company's Foreign Sales Corporation, and an increase in expected tax credits derived from research and development activities.

SIX MONTHS ENDED APRIL 30, 1998 COMPARED TO SIX MONTHS ENDED APRIL 30, 1999

       REVENUE. CIENA recognized $287.8 million and $211.9 million in revenue for the six months ended April 30, 1998 and 1999, respectively. The approximate $75.9 million or 26.4% decrease in revenues in the six months ended April 30, 1999 compared to the six months ended April 30, 1998 was largely the result of decreased selling prices. CIENA recognized revenues from seventeen different optical transport equipment customers in the six months ended April 30, 1999, as compared to seven such customers in the same six months of the prior year. Additionally, during the six months ended April 30, 1999, each of two optical transport equipment customers accounted for at least 10% or more of CIENA's revenue and combined accounted for 53.2% of CIENA's revenue. This compares to the six months ended April 30, 1998 where two customers accounted for at least 10% or more of CIENA's revenue and combined accounted for approximately 71.5% of CIENA's revenue. Revenues derived from foreign sales accounted for approximately 14.9% and 34.5% of CIENA's revenues during the six months ended April 30, 1998 and 1999, respectively. The increase in foreign sales reflects an increase in sales to new customers.

       Revenues during CIENA's six months ended April 30, 1998 were largely attributable to both sales of 16 channel MultiWave Sentry and 40 channel MultiWave Sentry 4000 systems. Revenues during CIENA's six months ended April 30, 1999 were largely attributed to sales of CIENA's MultiWave Sentry 4000 systems. Revenues derived from engineering, furnishing and installation services increased by less than 10% from the six months ended April 30, 1998 compared to the six months ended April 30, 1999. Sales from this activity increased as a percentage of total revenue from approximately 8.3% to 12.2% of CIENA's revenue from the first six months of 1998 to the first six months of 1999, respectively.

       GROSS PROFIT. Gross profits were $164.9 million and $74.9 million for the six months ended April 30, 1998 and 1999, respectively. The approximate $90.0 million or 54.6% decrease in gross profit in the first six months of 1999 compared to the first six months of 1998 was the result of decreased revenues for those periods. Gross margin as a percentage of revenues was 57.3% and 35.3% for the first six months of 1998 and 1999, respectively. The decrease in gross margin percentage for the first six months of 1999 compared to the first six months of 1998 was largely attributable to aggressive price competition resulting in lower selling prices for MultiWave optical transport systems.

       RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $26.9 million and $41.0 million for the six months ended April 30, 1998 and 1999, respectively. During the first six months of 1998 and 1999, research and development expenses were 9.3% and 19.3% of revenue, respectively. The approximate $14.0 million or 52.2% increase in research and development expenses in the first six months of 1999 compared to the first six months of 1998 was the result of increases in staffing levels, consumption of prototype materials, utilization of outside consultants for certain development efforts and higher costs of test equipment used to develop and test new products and features. CIENA expenses research and development costs as incurred.

       SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $21.0 million and $25.3 million for the six months ended April 30, 1998 and 1999, respectively. During the first six months of 1998 and 1999, selling and marketing expenses were 7.3% and 11.9% of revenue, respectively. The approximate $4.3 million or 20.3% increase in selling and marketing expenses in the first six months of 1999 compared to the first six months of 1998 was primarily the result of increased staffing levels in the areas of sales, technical assistance and field support, and increases in commissions earned, trade show participation, promotional costs, travel expenditures and rent expense.

       GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $8.3 million and $10.2 million for the six months ended April 30, 1998 and 1999, respectively. During the first six months of 1998 and 1999, general and administrative expenses were 2.9% and 4.8% of revenue, respectively. The approximate $1.9 million or 23.1% increase in general and administrative expenses in the first six months of 1999 compared to the first six months of 1998 was primarily due to increases in staffing levels and outside consulting services.

       MERGER COSTS. The merger costs for the six months ended April 30, 1999 of $2.3 million were costs related to the merger between CIENA and Lightera. These costs include fees for legal, accounting, investment banking services and other related expenses.

       PURCHASED RESEARCH AND DEVELOPMENT. Purchased research and development costs were $9.5 million for the six months ended April 30, 1998. These costs were for the purchase of technology associated with the acquisition of Terabit during the second quarter 1998.

       PIRELLI LITIGATION. The Pirelli litigation expense for the six months ended 1998 was primarily the result of a $10.0 million charge for actual and estimated legal and related costs associated with the litigation.

       INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income and other income (expense), net were $7.2 million and $6.9 million for the six months ended April 30, 1998 and 1999, respectively. The approximate $0.3 million or 4.6% decrease in interest income and other income (expense), net was attributable to lower invested cash balances.

       PROVISION FOR INCOME TAXES. CIENA's provision for income taxes were $41.3 million and $1.0 million for the six months ended April 30, 1998 and 1999, respectively. During the first six months of 1998 and 1999, the provision for income taxes were 38.4% and 34.5% of income before income taxes, respectively, exclusive of the effect of one-time charges for purchased research and development expenses. The decline in the income tax rate in the first six months of 1999 compared to 1998 was the result of a lower combined effective state income tax expenses, increased benefits derived from the Company's Foreign Sales Corporation, and an increase in expected tax credits derived from research and development activities.

LIQUIDITY AND CAPITAL RESOURCES

       At April 30, 1999, CIENA's principal source of liquidity was its cash and cash equivalents of $194.9 million and its marketable debt securities of $100.0 million. CIENA's marketable debt securities have maturities no longer than six months.

       Cash generated from operations was $54.0 million for the six months ended April 30, 1999. This amount was principally attributable to the non-cash charges of depreciation, amortization, provisions for inventory obsolescence and warranty, and reductions in inventories, increases in accounts payable, accrued expenses and income tax payable.

This amount was offset by increases in accounts receivable and prepaid expenses due to increased revenue and to the general increase in business activity.

       Investment activities in the six months ended April 30, 1999 included the net purchase of $84.0 million worth of corporate debt securities and $24.0 million invested in capital expenditures. Of the amount invested in capital expenditures, $21.6 million was used for additions to capital equipment and furniture and the remaining $2.4 million was invested in leasehold improvements.

       CIENA expects to use an additional $50.0 million to $60.0 million of capital during the remainder of fiscal 1999 to complete the construction of leasehold improvements for its facilities and additional investments in capital equipment.

       CIENA believes that its existing cash balance and cash flows from future operations will be sufficient to meet CIENA's capital requirement for at least the next 18 to 24 months.

YEAR 2000 READINESS DISCLOSURE

       Many computer systems were not designed to handle any dates beyond the year 1999; accordingly, affected hardware and software will need to be modified prior to the year 2000 in order to remain functional. CIENA's operations make use of a variety of computer equipment and software. If the computer equipment and software used in the operation of CIENA and its products do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on CIENA's operations.

       CIENA has taken actions to understand the nature and extent of work required, if any, to make its systems, products and infrastructure Year 2000 compliant. Based on internal testing performed to date and completed by CIENA, CIENA currently believes and warrants to its customers that its products are Year 2000 compliant. However, since all customer situations cannot be anticipated, particularly those involving interaction of CIENA's products with third party products, CIENA may experience warranty and other claims as a result of the Year 2000 transition. The impact of customer claims, if broader than anticipated, could have a material adverse impact on CIENA's results of operations or financial condition.

       CIENA has concluded a comprehensive inventory and evaluation of both information technology ("IT") or software systems and non-IT systems used to run its systems with the exception of the systems it acquired in its merger with Lightera. Non-IT systems typically include embedded technology such as microcontrollers. Examples of CIENA's Non-IT systems include certain equipment used for production, research, testing and measurement processes and calibration. CIENA has begun the process of upgrading or replacing those identified non-compliant systems and the process is 60% complete. Completion is expected during the third quarter of fiscal 1999. For the Year 2000 non-compliance systems identified to date, the cost of remediation is not considered to be material to CIENA's financial condition or operating results. However, if implementation of replacement systems is delayed, or if significant new noncompliance issues are identified, CIENA's results of operations or financial condition may be materially adversely affected.

       CIENA has begun the process of evaluating the systems acquired in the Lightera merger and has not to date evaluated in detail the systems in use by Omnia. CIENA expects to complete the evaluation process concerning the Lightera systems during the third quarter of fiscal 1999. CIENA plans to begin the process of upgrading or replacing those identified non-compliant systems by the end of the third fiscal quarter of 1999 with completion expected by the end of the fourth quarter of fiscal 1999. Depending on the timing of the closing of its merger with Omnia, CIENA expects to evaluate, upgrade and or replace as necessary those systems identified as non-compliant systems by December 1, 1999.

       CIENA changed its main financial, manufacturing and information system to a company-wide Year 2000 compliant enterprise resource planning ("ERP") computer-based system during the fourth quarter of fiscal 1998. CIENA estimates that it has spent approximately $4.0 million on its ERP implementation and during the six months ended April 30, 1999 CIENA has spent approximately $300,000 to address identified Year 2000 issues. CIENA estimates that it will likely spend an additional $100,000 to $200,000 to address remaining identified Year 2000 issues. CIENA expects that it will use cash from operations for Year 2000 remediation and replacement costs. Approximately less than 2% of the information technology budget is expected to be used for remediation. No other information technology projects have been deferred due to the Year 2000 efforts. CIENA has employed an independent verification consultant to validate CIENA's processes in order to assure the reliability of CIENA's risk and cost estimates.

       CIENA has contacted its critical suppliers to determine that suppliers' operations and the products and services they provide are Year 2000 compliant. To date, CIENA's optical suppliers have represented that their products are year 2000 compliant and have represented that they are in the process of becoming fully compliant by December 31, 1999. If these suppliers fail to adequately address the Year 2000 issue for the products they provide to CIENA, this could have a material adverse impact on CIENA's operations and financial results. Contingency plans will be developed if it appears CIENA or its key suppliers will not be Year 2000 compliant, and such noncompliance is expected to have a material adverse impact on CIENA's operations.

       The risks to CIENA resulting from the failure of third parties in the public and private sector to attain Year 2000 readiness are generally similar to those faced by other firms in CIENA's industry or other business enterprises generally. The following are representative of the types of risks that could result in the event of one or more major failures of CIENA's information systems, factories or facilities to be Year 2000 ready, or similar major failures by one or more major third party suppliers to CIENA: (1) information systems - could include interruptions or disruptions of business and transaction processing such as customer billing, payroll, accounts payable and other operating and information processes, until systems can be remedied or replaced;
(2) factories and facilities - could include interruptions or disruptions of manufacturing processes and facilities with delays in delivery of products, until non-compliant conditions or components can be remedied or replaced; and
(3) major suppliers to CIENA - could include interruptions or disruptions of the supply of raw materials, supplies and Year 2000 ready components which could cause interruptions or disruptions of manufacturing and delays in delivery of products, until the third party supplier remedied the problem or contingency measures were implemented. Risks of major failures of CIENA's principal products could include adverse functional impacts experienced by customers, the costs and resources for CIENA to remedy problems or replace products where CIENA is obligated or undertakes to take such action, and delays in delivery of new products.

RISK FACTORS

OUR QUARTERLY AND ANNUAL RESULTS HAVE FLUCTUATED AND WE EXPECT THEM TO CONTINUE TO FLUCTUATE

       Our revenue and operating results have varied and are likely to continue to vary significantly from quarter to quarter and from year to year as a result of a number of factors, including the timing of order placement, size of orders, satisfaction of contractual customer acceptance criteria, as well as order delays or deferrals and shipment delays and deferrals. Delays or deferrals in purchasing decisions may increase as competitors introduce new competing products, customers change purchasing practices, and we develop and introduce new products or move to next-generation versions of existing products.

       We will base our expense levels in the future partially on our expectations of long term future revenue. Net income for any quarterly period in which material orders are delayed or not forthcoming could vary significantly. Our expense levels to some extent reflect our substantial investment in financial, engineering, manufacturing and logistics support resources to position ourselves for successful commercial relationships with large potential customers, even though there is no assurance as to the volume, duration or timing of any purchases which might ensue from them. As a result of this investment of resources, we have experienced and may continue to experience:

-      increased inventory levels and operating expenses
-      a rise in manufacturing and general overhead and expense structure

       These factors are magnified over the near term by the acquisitions of Lightera and Omnia, both of which have ongoing development and operating expenses but are not expected to contribute materially to revenues until calendar 2000.

       Accordingly, near term results of operations may be only at break-even levels or may involve operating losses, even if revenues sequentially increase. In general, quarter-to-quarter sequential revenue and operating results over the next 12 months are likely to fluctuate and therefore may not be reliable indicators of annual performance.

INTENSE COMPETITION IN THE TELECOMMUNICATIONS INDUSTRY COULD HURT OUR SALES AND PROFITABILITY

       A small number of very large companies have historically dominated the global telecommunications industry. Our competitors include Lucent, Alcatel, Nortel, NEC, Pirelli, Siemens, Ericsson, Fujitsu, and Hitachi. Many of them have substantial economic interests in continuing sales of the legacy equipment that has dominated the historical network architecture designed for voice traffic. New market entrants like us, that sell systems which displace legacy equipment, can represent a specific threat to these established companies. Our completed acquisition of Lightera and our pending acquisition of Omnia are likely to increase this perceived threat. As a result, we expect continued aggressive tactics from many of our competitors. In the past, these tactics have included the following:

- Substantial and increasing price discounting - Customers are under increasing competitive pressure to deliver bandwidth to their customers at the lowest possible cost. As a result of this pressure, the price of DWDM products is an increasingly important factor in customer decisions. This may favor larger competitors who can spread the effect of price discounts in their DWDM products across an array of products and services, and a larger customer base. This also increases pressure on our gross margins.

- Early announcements of competing or alternative systems - When competitors make early announcements of competing products, our customers may delay their purchasing decisions, particularly if they believe the claimed performance of the announced product, and the time within which it will be available. Customer orders for our products may also diminish if competitors are able to develop these announced products, if the products perform as advertised, and if competitors can manufacture the products in sufficient volume. If customers delay purchasing our products while they evaluate a competitor's product, we could experience substantial revenue swings and potentially material and adverse effects on our quarterly financial condition and results of operations.

- Packaged, "one-stop shopping deals" - Most of our competitors provide a full range of telecommunications equipment in addition to systems similar to the ones that we offer.

- Customer financing assistance - This is becoming an important factor primarily to new carriers that are trying to quickly build their networks. Our competitors are in a better position to offer longer and more attractive financing terms to these customers than we are because our competitors are larger and more heavily capitalized than we are. As a result, we may lose new business opportunities where financing is a key factor.

       As competitors are able to manufacture products that are realistic alternatives to ours, our customers may reduce their purchases from us. Sprint has long indicated that it intends to establish a second vendor for our products. We don't know when Sprint will select a second vendor or what impact the selection might have on Sprint's purchases from us. This decision may result in Sprint reducing the amount of products it purchases from us, which could in turn have a material adverse effect on our financial condition and results of operations.

       Competitors may also engage in intellectual property disputes with us as part of their effort to reduce our leadership position and limit our ability to achieve greater market share. Some of our competitors are also key suppliers of components for our products, and could harm us through delay, interruption or other failures to supply us with appropriate quality supplies. See "Certain of Our Suppliers are Also Our Competitors".

       We have also observed an increase in the funding of new companies intending to develop new products for the rapidly evolving telecom industry. These companies may provide additional competition for our existing products as well as our future products.

DELAYS IN THE DEVELOPMENT OF NEW PRODUCTS COULD HURT OUR NEAR TERM PROSPECTS AND IMPACT OUR ABILITY TO REMAIN A MARKET LEADER

       Our ability to remain a market leader, and, to a lesser extent, avoid significant fluctuation in our quarterly results, depends on our ability to:

- anticipate changes in technology, industry standards, customer requirements, and product offerings, and
-      develop and introduce new and enhanced products in a timely fashion

       For us to develop and qualify new suppliers for our products requires extensive planning and can result in unanticipated delays. The software certification process for new telecommunications equipment used in RBOC networks, which is a process traditionally conducted by Telcordia Technologies, has in the past resulted in and may continue to result in unanticipated delays which affect the commercial introduction of our products for the RBOC market. Failure to deliver new and improved products would have a material adverse effect on our competitive position and financial condition. See "Intense Competition in the Telecommunications Industry Could Hurt Our Sales and Profitability".

       We have committed to producing one of our new products, MultiWave Metro, within the next few months. We expect that Omnia's complementary "edge services" delivery product will become available at about the same time. We also expect to have 10 gigabit per second transmission, or higher single channel transmission capacity, in our products in the second half of the year. Enhanced optical amplifiers necessary for the long distance operation of our most recent high capacity product, the fully-configured 96-channel system, are also expected to be available in the second half of this year. If we are unable to meet customer expectations with respect to these commitments, our leadership position in our portion of the communications industry will be adversely impacted. In order to meet these commitments, we will need to finalize component sourcing, which we have not yet completed. Any delays in shipment could result in delays in recognizing revenues and, ultimately, could adversely affect our customer relationships.

OUR TRANSITION TO A MIX OF SMALLER CUSTOMERS MAY INCREASE FLUCTUATION IN DEMAND AND IN OUR RESULTS

       We are focusing our sales efforts on a greater number of smaller opportunities now that:

-      Sprint has installed our equipment in much of its network
-      MCI WorldCom is purchasing at relatively modest levels, and
-      There is little likelihood of any additional, comparably sized customers.

       Smaller opportunities in our business are still in the millions of dollars, and typically represent new or less established carriers trying to break into local, regional or national markets. Such carriers can be even less predictable as to both timing and volume of purchasing than established carriers, due to a variety of factors including their need to build their own customer base, acquire all necessary rights of way and interconnections necessary to sell network service, and build out new capacity sufficient to meet anticipated needs, while working within capital budget constraints. This tends to exacerbate our problem of limited visibility, one with which we regularly struggle in conducting sales forecasting and materials and manufacturing planning, and in communicating with investors. It may also increase fluctuations in quarterly operating results and stock price volatility. See "Our Stock Price May Exhibit Volatility". Newer carriers are also increasingly seeking financing assistance with their purchases, as they seek to leverage their capital and build out their networks as quickly and extensively as possible. It is possible that CIENA's ability to recognize revenue from financed sales to such carriers will be impacted by their financial condition and results of operations at the time of product acceptance.

       Unanticipated changes in customer purchasing plans could adversely impact our results relative to investor expectations. Most of our anticipated revenue over the next several quarters is comprised of less than $25 million orders from each of several customers, some of which have been provided extended payment terms or other financing assistance. Slips in timing of purchases, or changes in the amount of purchases by one or more of these customers, or the customer's slowness or inability to raise capital to properly fund their network buildouts, could have a material adverse effect on our results of operations and relative to investor expectations.

OUR GROWTH DEPENDS ON DEMAND FOR BANDWIDTH WHICH WE CANNOT PREDICT OR CONTROL

       We are uncertain whether we can accurately anticipate changes in direction or magnitude of demand for bandwidth. Unanticipated reductions in demand would adversely affect our profitability. Depending on the size of the gap between actual demand, reduced demand, and investor expectation of demand, we could experience changes in our stock price, irrespective of our overall competitive position and long term prospects.

       Most of our products enable high capacity transmission over long distance, and some of our products, the MultiWave Firefly and MultiWave Metro, enable high capacity transmission over certain short-haul portions of optical communications networks. Our Core Director switching products are targeted to high capacity applications. Our customers and target customers, however, determine:

       -      the quantity of bandwidth needed
       -      the timing of its deployment, and
       -      the equipment configurations and network architectures they want.

       Some carriers believe the deployment of large-scale bandwidth quickly is a competitive advantage. As a result, these carriers engage in prompt and widespread deployment of high capacity systems. Other carriers have adopted a wait-and-see approach, which dictates a more gradual deployment of higher capacity systems. New carriers sometimes try to combine these viewpoints. They favor rapid and widespread installation of the foundational elements of high capacity systems, but employ pricing and other supply agreement features which allow them to delay broader deployment until necessary. Carriers' views in this regard are further influenced by the pace at which the higher bandwidth available over long distance routes is distributed or distributable over "the last mile" of the networks, and carriers' willingness to aggressively lower their charges for services as a means of accelerating consumption of the higher bandwidth. These views are also subject to abrupt change as our customers respond to their own competitive pressures as well as pressures to raise capital and meet financial performance expectations.

OUR SUCCESS LARGELY DEPENDS ON OUR ABILITY TO RETAIN KEY PERSONNEL

       Our success has always depended in large part on our ability to attract and retain highly-skilled technical, managerial, sales and marketing personnel, particularly those skilled and experienced with optical communications equipment. As CIENA has grown and matured, competitors' efforts to entice our employees to leave have intensified, particularly among competitive startups and other early stage companies seeking to replicate CIENA's experience. CIENA and its employees are parties to agreements that limit the employee's ability to work for a competitor following termination of employment. We expect our competitors will respect these agreements and not interfere with them. But we can make no assurances of that, or that we will be able to retain all of our key contributors or attract new personnel to add to or replace them. The loss of key personnel would likely have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON AN UNUSUALLY SMALL NUMBER OF SUPPLIERS FOR KEY COMPONENTS FOR OUR PRODUCTS

       We depend on a small number of suppliers for key components of our products, as well as equipment used to manufacture our products. Our highest capacity product, the MultiWave Sentry which is capable of 96-channel configurations, includes several higher performance components for which reliable, high volume suppliers are particularly limited. On occasion, we have experienced delays in receipt of key components. Any future difficulty in obtaining sufficient and timely delivery of them could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on our business, financial condition and results of operations. Uniphase Corporation and JDS FITEL, Inc., both of which are significant suppliers to CIENA, recently announced a planned merger. If this merger and related integration activities result in delayed deliveries of key components from either of these sources, those delays could have a material adverse effect on CIENA's near-term results of operations.

OUR NEW PRODUCTS COULD EXPERIENCE OCCASIONAL PROBLEMS AS THEIR TECHNOLOGY AND MANUFACTURING METHODS MATURE

       The production of new fiberoptic systems with high technology content involves occasional problems as the technology and manufacturing methods mature.

       We are aware of instances domestically and internationally, of delayed installation and activation of some of our products due to faulty components. If recurring or material reliability, quality or network monitoring problems should develop, a number of material and adverse effects could result. Those effects include:

-      manufacturing rework costs
-      high service and warranty expense
-      high levels of product returns
-      delays in collecting accounts receivable
-      reduced orders from existing customers, and
-      declining level of interest from potential customers

       Although we maintain accruals for product warranties, we cannot make any assurances that actual costs will not exceed these amounts. The pace at which the customer requires upgrades from 16 to 40 to higher channel count products can further complicate our assessment of appropriate product warranty reserves.

       From time to time, we expect to experience interruptions or delays in the activation of our products and the addition of channels, particularly because we do not control all aspects of the installation and activation activities. In the event we experience significant interruptions or delays that we can not promptly identify, diagnose and resolve, confidence in our products could be undermined. Undermined confidence in our products would have a material adverse effect on our customer relationships, business, financial condition and results of operations.

TECHNOLOGICAL CHANGE, NEW PRODUCTS AND NEW COMPANIES COULD RESULT IN MORE COMPETITION

       New technologies will emerge, and existing technologies will rapidly evolve, as competition in the telecommunications industry increases and the need for higher and more cost efficient bandwidth expands. Our ability to anticipate changes in technology, industry standards, customer requirements and product offerings, and to develop and introduce new and enhanced products will impact our ability to remain the leader in the deployment of open architecture DWDM products and other high-capacity solutions. We cannot make any assurances that we will succeed in doing so.

       The accelerating pace of deregulation in the telecommunications industry will likely intensify the competition for improved technology. Many of our competitors have substantially greater financial, technical and marketing resources and manufacturing capacity with which to develop or acquire new technologies. We have also observed an increase in the funding of new companies intending to develop new products for the rapidly evolving telecom industry. The business and product plans for these companies are not always publicly known, but they are recognized as having the potential for time-to-market advantages due to the narrow and exclusive focus of their efforts. New companies may provide additional competition as to CIENA's existing product lines as well as potential future products. The introduction of new products embodying new technologies or the emergence of new industry standards could render our existing products uncompetitive from a pricing standpoint, obsolete or unmarketable. Any of these outcomes would have a material adverse effect on our business, financial condition and results of operations.

OUR STOCK PRICE MAY EXHIBIT VOLATILITY

       Our common stock price has experienced substantial volatility in the past, and is likely to remain volatile in the future. Volatility can arise as a result of the activities of short sellers and risk arbitrageurs, and may have little relationship to our financial results or prospects. Volatility can also result from any divergence between our actual or anticipated financial results and published expectations of analysts, and announcements we may make. This occurred in 1998. We attempt to address this possible divergence through our public announcements and reports; however, the degree of specificity we can offer in such announcements, and the likelihood that any forward-looking statements we make will prove correct in actual results, can and will vary. This is due primarily to:

- the uncertainties associated with our dependence on a small number of existing and potential customers
-      the impact of changes in the customer mix
-      the actions of competitors
-      long and unpredictable sales cycles and customer purchasing programs
- the absence of unconditional minimum purchase commitments from any customer
- a lack of visibility into our customers' deployment plans over the course of the capital equipment procurement year, and
- the lack of reliable data on which to anticipate core demand for high bandwidth transmission capacity

       Divergence will likely occur from time to time in the future, with resulting stock price volatility, irrespective of our overall year-to-year performance or long-term prospects. As long as we continue to depend on relatively few customers, and particularly when a substantial majority of their purchases consist of newly-introduced products such as the 96-channel MultiWave Sentry and MultiWave Metro, there is substantial risk of widely varying quarterly results, including the so-called "missed quarter" relative to investor expectations. See "Our Growth Depends on Demand for Bandwidth which We Cannot Predict or Control".

LEGAL PROCEEDINGS COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS

       In August 1998, shareholder class action lawsuits were filed against us and certain of our officers and directors. We believe the lawsuits, now consolidated into one, are without merit and are defending vigorously against them. However, because the consolidated lawsuit is at an early stage, it is not possible to predict the outcome at this time. If decided adversely to CIENA, however, it could have a material adverse effect on our financial condition and results of operations. See Part II, "Legal Proceedings" for a description of the lawsuit and current state of the proceedings.

CERTAIN OF OUR SUPPLIERS ARE ALSO OUR COMPETITORS

       Certain of our component suppliers are both primary sources for such components and major competitors in the market for system equipment. For example, we buy certain key components from:

-      Lucent
-      Alcatel
-      Nortel
-      NEC, and
-      Siemens.

       Each of these companies offers optical communications systems and equipment which are competitive with our products. Also, Lucent is the sole source of two components and is one of two suppliers of two others. Alcatel and Nortel are suppliers of lasers used in our products and NEC is a supplier of an important piece of testing equipment. A decline in reliability or other adverse change in these supply relationships could materially and adversely affect our business, financial condition and results of operations.

LIGHTERA AND OMNIA ACQUISITION RISK FACTORS

WE MAY NOT BE ABLE TO MANUFACTURE LIGHTERA AND OMNIA PRODUCTS SUCCESSFULLY

       Both Lightera and Omnia's products are in the laboratory testing phase but the products have not matured into commercially manufacturable units suitable for field deployment. We expect that field deployable units of Omnia's products will be available in the second half of calendar 1999, and Lightera's products by the end of the first quarter of calendar 2000. The maturing process from laboratory prototype to manufacturable units involves a number of steps, including:

- the qualification and multiple sourcing of critical components, including application-specific integrated circuits ("ASIC's") which are not yet finalized
-      validation of manufacturing methods
- extensive quality assurance and reliability testing, and staffing of testing infrastructure
-      software validation, and
-      establishment of systems integration and burn in requirements

       Each of these steps in turn presents serious risks of failure, rework or delay, any one of which could materially and adversely affect the speed and scope of product introduction and marketplace acceptance of the products. Specialized ASIC's, in particular, are key to the timely introduction of Lightera's and Omnia's products, and schedule delays are common in the final testing and manufacture of such components. In addition, unexpected intellectual property disputes, failure of critical design elements, and a host of other execution risks may delay or even prevent the introduction of these products.

WE MAY NOT BE ABLE TO RETAIN KEY EMPLOYEES OF LIGHTERA AND OMNIA

       Because of the high valuation we placed on Lightera and Omnia, their key founders and employees have received or will receive a substantial number of CIENA shares and can sell these shares at substantial gains. In many cases, these individuals could become financially independent through these sales, before the products of either company have fully matured into commercially deliverable products commanding reasonable market share. Additionally, startup and other companies will seek out these individuals due to the financial result they have achieved for their investors. Under the circumstances, we face a difficult and significant task of retaining and motivating the key personnel of both companies to stay committed to us. We do not have employment contracts with these personnel. We may not be successful in retaining them.

THE SUCCESS OF OUR ACQUISITIONS DEPENDS ON OUR ABILITY TO SUCCESSFULLY INTEGRATE LIGHTERA, OMNIA, AND CIENA

       Lightera is based in Cupertino, California and has approximately 69 employees; Omnia is based in Marlborough, Massachusetts and has approximately 70 employees; and CIENA is based in Linthicum, Maryland and has approximately 1,000 employees in Maryland (1,557 employees overall). We face the significant task of efficiently integrating the people at these sites operationally and culturally, while preserving the focus and momentum of their individual efforts. Our ability to do so will be a key determiner of the success or failure of the acquisitions. We have limited experience with this type of integration, and can make no assurances that we will succeed in so doing.

WE MAY FACE GREATER COMPETITION AS A RESULT OF OUR ACQUISITIONS OF LIGHTERA AND OMNIA

       We expect the competitive response to our acquisitions to be intense and wide-ranging, and more intensive than the competition we faced when we were more narrowly focused on the DWDM transport sector of the market. Competitive responses may include, among other things:

-      early announcement of new or different competing products
-      substantial price discounting
-      customer financing assistance
-      intellectual property disputes, and
- packaged, "one-stop-shopping" deals combining next generation equipment with legacy equipment and supplies

       We can make no assurances that we will succeed against the kind of tactics large competitors may employ.

WE EXPECT THAT OUR ACQUISITIONS OF LIGHTERA AND OMNIA WILL MAKE OUR STOCK PRICE MORE VOLATILE

       We have historically experienced substantial stock price volatility. The range of stock prices has not tracked with valuations based on traditional price/earnings multiples, and takeover speculation appears to have been an influence on the stock price at various times. However, both Lightera and Omnia are still completing their respective development stages, and we do not expect either of them to generate any revenue or earnings for at least several months. As a result, we expect to report approximately breakeven results of operations, and may report operating losses, for the balance of the fiscal year. Under these circumstances, we can expect significant volatility over the next several quarters as investors make judgments as to our relative progress in:

-      bringing the Lightera and Omnia products to market
-      integrating the two companies
-      managing retention issues, and
-      generally executing on the strategic vision.

       Additionally, the shares issued to Lightera shareholders are likely to become eligible for sale without restriction in June 1999 and the vast majority of shares issued to Omnia shareholders are likely to become eligible for sale without restriction in late August 1999. Together, these shares will account for approximately 25% of the outstanding shares of CIENA. If a large portion of these shares are sold immediately or soon after they are eligible for sale, the stock price may experience further volatility and may decline.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

       INTEREST RATE SENSITIVITY. The Company maintains a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency discount notes with an average maturity of less than six months. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at April 30, 1999, the fair value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

       FOREIGN CURRENCY EXCHANGE RISK. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically the Company's primary exposures have been related to nondollar-denominated operating expenses in Canada, Europe and Asia where the Company sells primarily in U.S. dollars. The introduction of the Euro as a common currency for members of the European Monetary Union has not had a material impact on the CIENA's foreign exchange exposure. The Company is prepared to hedge against fluctuations in the Euro if this exposure becomes material. As of April 30, 1999 the assets and liabilities of the Company related to nondollar-denominated currencies was not material.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CLASS ACTION LITIGATION

       A class action complaint was filed on August 26, 1998 in U.S. District Court for the District of Maryland entitled Witkin et.al v. CIENA Corporation et. al (Case No. Y-98-2946). Several other complaints, substantially similar in content were consolidated by court order on November 30, 1998. An amended, consolidated complaint was filed on February 16, 1999. The complaint alleges that CIENA and certain officers and directors violated certain provisions of the federal securities laws, including Section 10(b) and Rule 10b-5 under the Securities Exchange Act of 1934, by making false statements, failing to disclose material information and taking other actions intending to artificially inflate and maintain the market price of CIENA's common stock during the Class Period of May 21, 1998 to September 14, 1998, inclusive. The plaintiffs seek designation of the suit as a class action on behalf of all persons who purchased shares of CIENA's common stock during the Class Period and the awarding of compensatory damages in an amount to be determined at trial and attorneys' fees. The proceedings remain at an early stage. No discovery has been taken, and CIENA moved on April 15, 1999 to dismiss the case in its entirety. No prediction can be made as to the outcome of this motion or the case as a whole. CIENA believes the suit is without merit and intends to defend itself vigorously. CIENA filed a motion to dismiss the consolidated complaint on April 16, 1999. A hearing on the motion is currently scheduled for July 16, 1999. There is no assurance the motion will be successful.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       During the quarter ended April 30, 1999, CIENA issued an aggregate of 17,546,016 shares of Common Stock to the shareholders of Lightera in exchange for all of the outstanding shares of Lightera stock. These shares were not registered in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Registration D promulgated thereunder.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The annual meeting of stockholders of the Registrant was held on March 10, 1999. At the annual meeting, the stockholders voted on the following matters:

                                         Votes       Votes        Votes
                                          For       Against      Abstained      Non-Votes
                                      -----------  -----------  -------------  -------------

Election of two Class 2 Directors
  Harvey B. Cash                       83,389,344     656,854
  Michael J. Zak                       83,345,376     700,822


To ratify the selection of
PricewaterhouseCoopers LLP as
independent public accounts for
the corporation                        83,707,936     228,830         113,432              -

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibit        Description

              10.19 Lightera 1998 stock option plan and form of stock option agreement
              27.0 Financial Data Schedule (filed only electronically with the SEC)

        (b) Reports on Form 8-K : Form 8-K filed April 1, 1999, April 5, 1999 and Form 8-K/A filed April 5, 1999

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