Form 10-Q
period 1999-07-31
CIENA CORP
filed 1999-08-19
CIK 936395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  CLASS                                   OUTSTANDING AT AUGUST 19, 1999
       ----------------------------                       ------------------------------
       Common stock. $.01 par value                                 137,363,709

                               Page 1 of 24 pages

                            Exhibit Index on page 23

                                CIENA CORPORATION

                                      INDEX

                                    FORM 10-Q

                                                                         PAGE NUMBER
                                                                         -----------
PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Statements of Operations
                 Quarters and nine months ended July 31, 1998
                 and July 31, 1999                                            3

                 Consolidated Balance Sheets
                 October 31, 1998 and July 31, 1999                           4

                 Consolidated Statements of Cash Flows
                 Nine months ended July 31, 1998 and
                 July 31, 1999                                                5

                 Notes to Consolidated Financial Statements                   6

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                   10

Item 3.          Quantitative and Qualitative Disclosures About Market Risks  21

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings                                            21

Item 6.          Exhibits and Reports on Form 8-K                             23

Signatures                                                                    24

ITEM 1. FINANCIAL STATEMENTS

                                CIENA CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     Quarter Ended                     Nine Months Ended
                                                              ---------------------------         ---------------------------
                                                              July 31,           July 31,         July 31,           July 31,
                                                                1998              1999              1998               1999
                                                              ---------         ---------         ---------         ---------
Revenue                                                       $ 129,116         $ 128,826         $ 416,926         $ 340,733

Cost of goods sold                                               70,431            79,361           193,326           216,377
                                                              ---------         ---------         ---------         ---------
  Gross profit                                                   58,685            49,465           223,600           124,356
                                                              ---------         ---------         ---------         ---------

Operating expenses:
  Research and development                                       21,965            28,402            51,196            74,714

  Selling and marketing                                          12,937            16,839            34,019            43,539

  General and administrative                                      4,186             5,433            12,927            16,318

  Purchased research and development                               --                --               9,503              --
  Pirelli litigation                                             20,579              --              30,579              --
  Merger related costs                                            2,017            10,768             2,017            13,021
                                                              ---------         ---------         ---------         ---------
      Total operating expenses                                   61,684            61,442           140,241           147,592
                                                              ---------         ---------         ---------         ---------

Income (loss) from operations                                    (2,999)          (11,977)           83,359           (23,236)

Interest and other income, net                                    2,840             3,692            10,058            10,786

Interest expense                                                    (71)             (200)             (242)             (410)
                                                              ---------         ---------         ---------         ---------

Income (loss) before income taxes                                  (230)           (8,485)           93,175           (12,860)

Provision (benefit) for income taxes                                 20            (2,928)           40,337            (4,437)
                                                              ---------         ---------         ---------         ---------

Net income (loss)                                             $    (250)        $  (5,557)        $  52,838         $  (8,423)
                                                              =========         =========         =========         =========

Basic net income (loss) per common share                      $   (0.00)        $   (0.04)        $    0.47         $   (0.06)
                                                              =========         =========         =========         =========

Diluted net income (loss) per common share
and dilutive potential common share                           $   (0.00)        $   (0.04)        $    0.43         $   (0.06)
                                                              =========         =========         =========         =========

Weighted average basic common shares outstanding                121,820           133,016           113,602           132,712
                                                              =========         =========         =========         =========

Weighted average basic common and dilutive
potential common shares outstanding                             121,820           133,016           124,130           132,712
                                                              =========         =========         =========         =========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                                CIENA CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                             October 31,            July 31,
                                                                                1998                 1999
                                                                             ---------             ---------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                  $ 250,714             $ 142,599
  Marketable debt securities                                                    15,993               155,657
  Accounts receivable, net                                                      85,472               103,156
  Inventories, net                                                              70,908                64,638
  Deferred income taxes                                                         16,421                19,324
  Prepaid income taxes                                                          11,688                  --
  Prepaid expenses and other                                                     4,728                11,804
                                                                             ---------             ---------
    Total current assets                                                       455,924               497,178
Equipment, furniture and fixtures, net                                         125,767               128,333
Goodwill and other intangible assets, net                                       16,270                13,544
Other assets                                                                     4,848                 5,842
                                                                             ---------             ---------
 Total assets                                                                $ 602,809             $ 644,897
                                                                             =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $  27,893             $  30,467
  Accrued liabilities                                                           34,437                48,786
  Income taxes payable                                                            --                   4,661
  Deferred revenue                                                               1,084                 3,697
  Other current obligations                                                      1,205                 1,164
                                                                             ---------             ---------
    Total current liabilities                                                   64,619                88,775
Deferred income taxes                                                           34,125                36,766
Other long-term obligations                                                      3,029                 3,962
                                                                             ---------             ---------
    Total liabilities                                                          101,773               129,503
                                                                             ---------             ---------
Commitments and contingencies                                                     --                    --
Stockholders' equity:
  Preferred stock - par value $.01; 20,000,000 shares authorized;
    zero shares issued and outstanding                                            --                    --
  Common stock - par value $.01; 360,000,000 shares authorized;
    134,605,491 and 137,263,120 shares issued and outstanding                    1,346                 1,373
Additional paid-in capital                                                     328,821               351,029
Notes receivable from stockholders                                                (586)                 (280)
Cumulative translation adjustment                                                 (107)                  133
Retained earnings                                                              171,562               163,139
                                                                             ---------             ---------
    Total stockholders' equity                                                 501,036               515,394
                                                                             ---------             ---------
Total liabilities and stockholders' equity                                   $ 602,809             $ 644,897
                                                                             =========             =========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                                CIENA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    Nine Months Ended July 31,
                                                                                  -------------------------------
                                                                                     1998                  1999
                                                                                  ---------             ---------
Cash flows from operating activities:
      Net income (loss)                                                           $  52,838             $  (8,423)
       Adjustments to reconcile net income to net cash
          from operating activities:
             Non-cash charges from equity transactions                                   31                 8,364
             Amortization of premiums on marketable debt securities                     362                   100
             Effect of translation adjustments                                          (60)                  240
             Purchased research and development                                       9,503                  --
             Depreciation and amortization                                           23,106                37,192
             Provision for doubtful accounts                                            194                  --
             Provision for inventory excess and obsolescence                          4,116                 4,022
             Provision for warranty and other contractual obligations                 9,583                 6,619
             Changes in assets and liabilities:
                     Increase in accounts receivable                                (36,103)              (17,684)
                     Increase in prepaid expenses and other                          (7,753)               (7,176)
                     (Increase)/decrease in prepaid income tax                      (21,015)               11,688
                     (Increase)/decrease in inventories                             (39,356)                2,248
                     Decrease/(increase) in deferred income tax asset                 1,511                (2,903)
                     Increase in other assets                                        (8,520)                 (994)
                     Increase in accounts payable and accruals                        8,667                10,304
                     (Decrease)/increase in income taxes payable                     (1,093)                4,661
                     Increase in deferred income tax liability                        3,179                 2,641
                     (Decrease)/increase in deferred revenue and other
                        obligations                                                  (2,399)                2,613
                                                                                  ---------             ---------
             Net cash (used) provided by operating activities                        (3,209)               53,512
                                                                                  ---------             ---------
Cash flows from investing activities:
      Additions to equipment, furniture and fixtures                                (79,105)              (37,032)
      Purchases of marketable debt securities                                       (90,008)             (235,770)
      Maturities of marketable debt securities                                       61,876                96,106
      Net cash paid for business combinations                                        (2,103)                 --
                                                                                  ---------             ---------
      Net cash used in investing activities                                        (109,340)             (176,696)
                                                                                  ---------             ---------
Cash flows from financing activities:
      Net  proceeds from other obligations                                              235                   892
      Net proceeds from the issuance of common stock and warrants                    34,035                 7,369
      Tax benefit related to exercise of stock warrants                              25,481                 6,405
      (Borrowings)/repayment of notes receivable from stockholders                     (163)                  403
                                                                                  ---------             ---------
             Net cash provided by financing activities                               59,588                15,069
                                                                                  ---------             ---------
             Net decrease in cash and cash equivalents                              (52,961)             (108,115)
Cash and cash equivalents at beginning of period                                    273,286               250,714
                                                                                  ---------             ---------
Cash and cash equivalents at end of period                                        $ 220,325             $ 142,599
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

                                CIENA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      SIGNIFICANT ACCOUNTING POLICIES

        Interim Financial Statements

         The interim financial statements included herein for CIENA Corporation ("CIENA") have been prepared by CIENA, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments which CIENA considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial position of CIENA at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, CIENA believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with CIENA's October 31, 1998 audited supplemental consolidated financial statements and notes thereto included in CIENA's Form 8-K filed on July 21, 1999.

Principles of Consolidation

         The Company completed a merger with Omnia Communications, Inc. ("Omnia") a Delaware company headquartered in Marlborough, Massachusetts on July 1, 1999. The transaction constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Omnia as though it had been a part of CIENA.

         On March 31, 1999 the Company completed a merger with Lightera Networks, Inc. ("Lightera") a Delaware company headquartered in Cupertino, California. The transaction constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Lightera as though it had been a part of CIENA.

Fiscal Year

         The Company has a 52 or 53 week fiscal year which ends on the Saturday nearest to the last day of October in each year (October 31, 1998; November 1, 1997; and November 2, 1996). For purposes of financial statement presentation, each fiscal year is described as having ended on October 31. Fiscal 1998 and 1997 comprised 52 weeks and fiscal 1996 comprised 53 weeks. Omnia's fiscal year ends on December 31.

         Since the fiscal years for CIENA and Omnia differ, the periods combined for the purposes of the consolidated financial statements are as follows:

             CIENA                                         Omnia
             -----                                         -----
Quarter ended July 31, 1998                  July 1, 1998 to September 30, 1998
Nine months ended July 31, 1998              January 1, 1998 to September 30, 1998

The nine months ended July 31, 1999 contain two months of Omnia's financial results, which are also recorded in the quarter and fiscal year ending October 31, 1998. The net loss for these two months, November and December 1998 was $1,621,000.

Revenue Recognition

         CIENA recognizes product revenue in accordance with the shipping terms specified and where collection is probable. For transactions where CIENA has yet to obtain customer acceptance, revenue is deferred until the terms of acceptance are satisfied. Revenue for installation services is recognized as the services are performed unless the terms of the supply contract combine product acceptance with installation, in which case revenues for installation services are recognized when the terms of acceptance are satisfied and installation is completed. Revenues from installation service fixed price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets. For distributor sales where risks of ownership have not transferred, CIENA recognizes revenue when the product is shipped through to the end user.


(2)      INVENTORIES

Inventories are comprised of the following (in thousands):

                                                    October 31,           July 31,
                                                       1998                 1999
                                                     --------             --------
Raw materials                                        $ 43,268             $ 36,184
Work-in-process                                         8,592               17,913

Finished goods                                         30,202               21,878
                                                     --------             --------
                                                       82,062               75,975
Less: reserve for excess and obsolescence             (11,154)             (11,337)
                                                     --------             --------
                                                     $ 70,908             $ 64,638
                                                     ========             ========

(3) EARNINGS PER SHARE CALCULATION

                  The following is a reconciliation of the numerators and denominators of the basic net income per common share ("basic EPS") and diluted net income per common and dilutive potential common share ("diluted EPS"). Basic EPS is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding, stock options and warrants using the treasury stock method. (in thousands, except per share amounts):

                                               Quarter ended July 31,
                                           -----------------------------
                                              1998               1999
                                           ---------           ---------
Net loss ......................            $    (250)          $  (5,557)
                                           =========           =========
Weighted average shares-basic .              121,820             133,016
                                           =========           =========

Effect of dilutive securities:
     Restricted stock .........                 --                  --
                                           ---------           ---------
     Employee stock options ...                 --                  --
                                           ---------           ---------
Weighted average shares-diluted              121,820             133,016
                                           =========           =========
Basic EPS .....................            $   (0.00)          $   (0.04)
                                           =========           =========
Diluted EPS ...................            $   (0.00)          $   (0.04)
                                           =========           =========

                                                           Nine months ended July 31,
                                                         ------------------------------
                                                           1998                 1999
                                                         ---------            ---------
Net Income (loss) ...........................            $  52,838            $  (8,423)
                                                         =========            =========
Weighted average shares-basic ...............              113,602              132,712
                                                         ---------            ---------
Effect of dilutive securities:
     Restricted stock .......................                3,953                 --
                                                         ---------            ---------
     Employee stock options .................                6,575                 --
                                                         ---------            ---------
     Weighted average shares-diluted.........              124,130              132,712
                                                         =========            =========
Basic EPS ...................................            $    0.47            $   (0.06)
                                                         =========            =========
Diluted EPS .................................            $    0.43            $   (0.06)
                                                         =========            =========

         Approximately 10,963,000 and 12,202,000 options and restricted stock were outstanding during the quarters ended July 31, 1998 and July 31, 1999, respectively, but were not included in the computation of the diluted EPS as the effect would be anti-dilutive.

         Stock options to purchase 268,000 shares of common stock were not included in the computation of diluted EPS for the nine months ended July 31, 1998 because the options exercise price was greater than the average market price of common shares during the period. Approximately 11,734,000 options and restricted stock were outstanding during nine months ended July 31, 1999, but were not included in the computation of the diluted EPS as the effect would be anti-dilutive.

(4) COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS No.130), "Comprehensive Income". SFAS No.130 became effective for CIENA's fiscal year 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. CIENA's accumulated other comprehensive income is comprised entirely of accumulated foreign currency translation adjustments and is shown as a separate amount on CIENA's Consolidated Balance Sheets. During the third quarter of fiscal 1998 and 1999, total comprehensive income (loss), which includes net income (loss) and changes in foreign currency translation adjustments, amounted to ($286,000) and ($5,445,000) of comprehensive loss, respectively. During the nine months ended July 31, 1998 and 1999, total comprehensive income (loss), which includes net income (loss) and changes in foreign currency translation adjustments, amounted to $52,778,000 and ($8,183,000) of comprehensive income (loss), respectively.

(5) BUSINESS COMBINATIONS

Omnia

         On July 1, 1999, the Company completed a merger with Omnia in a transaction valued at approximately $483 million. Omnia is a telecommunications equipment supplier which focuses on developing solutions to allow public telephone network operators to offer services cost effectively over integrated metropolitan fiberoptic access and transport networks. Under the terms of the merger, the Company acquired all of the outstanding shares and assumed the stock options of Omnia in exchange for approximately 15.2 million shares of CIENA common stock and 0.8 million CIENA shares issuable upon exercise of stock options. The transaction constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Omnia as though it had been a part of CIENA.

         The following table shows the separate historical results of CIENA and Omnia for the periods prior to the consummation of the merger of the two entities. No financial information has been presented for the fiscal year ended 1996 as Omnia did not commence operations until June 1997. Omnia's fiscal year end is December 31. CIENA's results for the years ended October 31, 1997 and 1998 include Omnia's financial results from June 3, 1997 (date of inception) to December 31, 1997 and January 1, 1998 to December 31, 1998, respectively.

                                              Year Ended October 31,            Nine Months Ended July 31,
                                    -------------------------------------  -------------------------------------
                                          1997                1998               1998                1999
                                    ------------------  -----------------  ------------------  -----------------
                                                 (in thousands)                       (in thousands)
Revenues:
  CIENA                                  $  413,215          $  508,087           $ 416,960           $ 340,773
  Omnia                                           -                   -                   -                   -
  Intercompany elimination's                      -                   -                   -                   -
                                    -----------------  ------------------  ------------------  ------------------
Consolidated revenues                    $  413,215          $  508,087           $ 416,926           $ 340,733
                                    =================  ==================  ==================  ==================

Net Income (loss):
  CIENA                                  $  115,967          $   51,113            $ 56,133           $  (1,020)
  Omnia                                        (399)             (5,413)             (3,295)             (7,403)
                                    -----------------  ------------------  ------------------  ------------------
Consolidated net income                  $  115,568          $   45,700            $ 52,838            $ (8,423)
                                    =================  ==================  ==================  ==================

Lightera

         On March 31, 1999 the Company completed a merger with Lightera in a transaction valued at approximately $459 million. Lightera is a developer of carrier class optical core switches for fiberoptic communications networks. Under the terms of the merger agreement, the Company acquired all of the outstanding shares and assumed outstanding stock options and warrants of Lightera in exchange for approximately 17.5 million shares of CIENA common stock and 2.9 million CIENA shares issuable upon exercise of stock options and warrants. The transaction constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Lightera as though it had been a part of CIENA.

         The following table shows the separate historical results of CIENA and Lightera for the periods prior to the consummation of the merger of the two entities. No financial information has been presented for the fiscal years ended 1997 and 1996 as Lightera did not commence operations until April 1998.

                                      Year Ended        Six Months Ended
                                      October 31,        April 30, 1999
                                         1998
                                    -----------------   ------------------
                                                 (in thousands)
  Revenues:
     CIENA                               $  508,087            $ 211,907
     Lightera                                     -                    -
     Intercompany eliminations                                         -
                                                  -
                                    -----------------   ------------------
  Consolidated revenues                  $  508,087            $ 211,907
                                    =================   ==================

  Net Income (loss):
     CIENA                               $   53,194             $  8,046
     Lightera                                (2,081)              (6,169)
                                    -----------------   ------------------
  Consolidated net income                $   51,113             $  1,877
                                    =================   ==================

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

         OVERVIEW

         CIENA Corporation is a market leader of open architecture, optical networking systems leveraging the bandwidth enhancing abilities of dense wavelength division multiplexing ("DWDM") technology. In conjunction with the agreements to acquire Lightera Networks, Inc. ("Lightera"), a Delaware company headquartered in Cupertino, California, and Omnia Communications, Inc. ("Omnia"), a Delaware company headquartered in Marlborough, Massachusetts, CIENA announced its LightWorks(TM) Initiative, CIENA's vision of how to change the fundamental economics of optical telecommunication service provider networks. The eventual addition of Lightera's and Omnia's products to CIENA's product suite will make it possible for CIENA to offer telecommunications service providers a comprehensive next-generation optical network architecture that dramatically reduces the total number of network elements, thereby lowering network costs. As a leader in the implementation of new technology in a rapidly evolving and often unpredictable industry, CIENA's quarterly operating results have varied and are expected to vary in the future. See "Risk Factors" for a detailed discussion of the many factors that have caused such variation in the past, and may cause similar variations in the future.

         On July 1, 1999 the Company completed a merger with Omnia in a transaction valued at approximately $483 million. Omnia is a telecommunications equipment supplier which focuses on developing solutions to allow public telephone network operators to offer services cost effectively over integrated metropolitan fiberoptic access and transport networks. Under the terms of the agreement, the Company acquired all of the outstanding shares and assumed the stock options of Omnia in exchange for approximately 15.2 million shares of CIENA common stock and 0.8 million CIENA shares issuable upon exercise of stock options. The transaction constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Omnia as though it had been a part of CIENA.

         On March 31, 1999 the Company completed a merger with Lightera in a transaction valued at approximately $459 million. Lightera is a developer of carrier class optical core switches for fiberoptic communications networks. Under the terms of the agreement, the Company acquired all of the outstanding shares and assumed outstanding stock options and warrants of Lightera in exchange for approximately 17.5 million shares of CIENA common stock and 2.9 million CIENA shares issuable upon exercise of stock options and warrants. The transaction constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Lightera as though it had been a part of CIENA.

         On August 3, 1999, CIENA announced that the Omnia AXR 500 multi-service transport platform had been integrated into the CIENA LightWorks architecture and that CIENA had renamed the product the MultiWave EdgeDirector(TM) 500. CIENA's MultiWave EdgeDirector 500 is a next generation multi-service transport platform that combines the functions of traditional transport equipment with advanced data networking. The MultiWave EdgeDirector 500 utilizes packet and cell technology to enable service providers to cost effectively deliver traditional voice and new high-speed data services over a single optical network. Commercial availability of the MultiWave EdgeDirector 500 is expected in the third quarter of calendar 1999.

         During the third quarter of fiscal 1999 both the MultiWave(R) Metro(TM), CIENA's system designed for use in metropolitan ring applications, and the MultiWave CoreStream(TM), CIENA's next generation long-distance optical transport system capable of 96-channel configuration at 2.5 gigabits per second, became available for commercial shipments. CIENA expects to have 10 gigabit per second transmission capability for its MultiWave CoreStream system in the second half of the calendar year.

         CIENA intends to continue the development of the MultiWave CoreDirector(TM) product developed by Lightera. MultiWave CoreDirector is believed to be the world's first intelligent optical core switch and would reduce the cost of deploying and operating telecommunication service provider networks. The MultiWave CoreDirector allows carriers to deliver a full range of transport services, without costly SONET/SDH multiplexers or inflexible "wavelength only" devices. We expect that field deployable units of the MultiWave CoreDirector will be available in the end of the first calendar quarter 2000.

         CIENA has increased the number of its optical transport equipment customers from a total of ten during the nine months ended July 31, 1998 to twenty for the nine months ended July 31, 1999. This reflects CIENA's ongoing strategy in the face of aggressive price competition to continue to build market share at the cost of reduced margins. CIENA intends to preserve and enhance its market leadership and eventually build on its installed base with new and additional products. While this gross margin pressure continues, CIENA believes that its product and service quality, manufacturing experience, and proven track record of delivery will enable it to be successful while it concentrates on efforts to reduce product costs and maximize production efficiencies. As a result of these cost reduction and production efficiency efforts to date CIENA's gross margin as a percentage of revenue has increased from 36.1% in the second quarter of fiscal 1999 to 38.4% in the third quarter of fiscal 1999.

         Pursuit of these strategies, in conjunction with increased investments in research and development, selling, marketing, and customer service activities, will likely limit CIENA's operating profitability over the remaining three months of fiscal 1999. CIENA intends to continue to pursue new or complementary technologies either through ongoing internal development or by acquisition in order to further broaden CIENA's product line.

         As of July 31, 1999 CIENA employed 1,821 people, which includes the 145 people added as a result of CIENA's acquisitions of Lightera and Omnia. This was an increase of 439 people over the 1,382 CIENA employees on October 31, 1998.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1998 COMPARED TO THREE MONTHS ENDED JULY 31, 1999

         REVENUE. CIENA recognized $129.1 million and $128.8 million in revenue for the third quarters ended July 31, 1998 and 1999, respectively. The approximate $0.3 million or 0.2% decrease in revenues in the third fiscal quarter 1999 compared to the third fiscal quarter 1998 was largely the result of reduced selling prices. CIENA recorded revenues recognized from eighteen optical transport equipment customers in the quarter ended July 31, 1999, as compared to ten such customers in the same quarter of the prior year. Additionally, during the quarter ended July 31, 1999, each of three optical transport equipment customers accounted for at least 10% or more of CIENA's quarterly revenue and combined accounted for 58.1% of CIENA's quarterly revenue. This compares to the quarter ended July 31, 1998 where each of two customers accounted for at least 10% or more of CIENA's quarterly revenue and combined accounted for approximately 72.2% of CIENA's quarterly revenue. Revenues derived from foreign sales accounted for approximately 25.3% and 40.3% of CIENA's revenues during the third quarter ended July 31, 1998 and 1999, respectively. The relative increase in foreign sales reflects an increase in sales to several new customers.

         Revenues in CIENA's third fiscal quarter 1998 and 1999 were both largely attributed to sales of CIENA's MultiWave Sentry(TM) 4000 systems. Also contributing to CIENA's third fiscal quarter 1999 revenues were sales of CIENA's 96 channel Multiwave CoreStream systems. The Multiwave CoreStream did not begin commercial shipments until the third fiscal quarter of 1999. Revenues derived from engineering, furnishing and installation services as a percentage of total revenue were approximately 8.5% and 12.4% for the third fiscal quarter 1998 and 1999, respectively.

         CIENA expects revenue in the near term to be largely dependent upon sales to existing customers and to be derived primarily from sales of MultiWave Sentry 4000, MultiWave CoreStream, products using 10 gigabit per second transmission capability, and MultiWave Metro. There are material risks associated with CIENA's dependence on these customers, as well as the successful ramping up of the manufacturing of these products. See "Risk Factors".

         GROSS PROFIT. Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees, inventory obsolescence costs and overhead related to CIENA's manufacturing and engineering, furnishing and installation operations. Gross profits were $58.7 million and $49.5 million for the third quarters ended July 31, 1998 and 1999, respectively. The approximate $9.2 million or 15.7% decrease in gross profit in the third fiscal quarter 1999 compared to the third fiscal quarter 1998 was the result of decreased selling prices in the third quarter 1999 compared to third quarter 1998. Gross margin as a percentage of revenues was 45.5% and 38.4% for the third fiscal quarters 1998 and 1999, respectively. The decrease in gross margin percentage for the third fiscal quarter 1999 compared to the third quarter 1998 was largely attributable to aggressive price competition resulting in significantly lower selling prices for optical transport systems.

         CIENA's gross margins may be affected by a number of factors, including continued competitive market pricing, manufacturing volumes and efficiencies, and fluctuations in component costs. During the remainder of fiscal 1999, CIENA expects to face continued pressure on gross margins, primarily as a result of substantial price discounting by competitors seeking to acquire market share. CIENA will continue to concentrate on efforts to reduce product costs and maximize production efficiencies and, if successful in these efforts, may be able to improve gross margins in the future. See "Risk Factors."

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $22.0 million and $28.4 million for the third quarters ended July 31, 1998 and 1999, respectively. During the third fiscal quarters 1998 and 1999, research and development expenses were 17.0% and 22.0% of revenue, respectively. The approximate $6.4 million or 29.3% increase in research and development expenses in the third fiscal quarter 1999 compared to the third quarter 1998 was the result of increases in staffing levels, prototype materials, utilization of outside consultants, facility costs and depreciation expense. CIENA expects that its research and development expenditures will continue to increase during the remainder of fiscal year 1999 to support the continued development of optical transport products, intelligent optical core switching products, the exploration of new or complementary technologies, and the pursuit of various cost reduction strategies. CIENA expenses research and development costs as incurred.

         SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $12.9 million and $16.8 million for the third quarters ended July 31, 1998 and 1999, respectively. During the third fiscal quarters 1998 and 1999, selling and marketing expenses were 10.0% and 13.1% of revenue, respectively. The approximate $3.9 million or 30.2% increase in selling and marketing expenses in the third fiscal quarter 1999 compared to the third fiscal quarter 1998 was primarily the result of increased staffing levels in the areas of sales, technical assistance and field support. Increases in costs for tradeshows, advertising and depreciation also contributed the comparable quarter to quarter selling and marketing expense increase. CIENA anticipates that its selling and marketing expenses will increase during the remainder of fiscal year 1999 as additional personnel are hired and offices are opened, particularly in support of international market development, to allow CIENA to pursue new market opportunities.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $4.2 million and $5.4 million for the third quarters ended July 31, 1998 and 1999, respectively. During the third fiscal quarters 1998 and 1999, general and administrative expenses were 3.2% and 4.2% of revenue, respectively. The approximate $1.2 million or 29.8% increase in general and administrative expenses from the third quarter 1998 compared to the third quarter 1999 was primarily the result of increased staffing levels, depreciation and facility costs. CIENA believes that its general and administrative expenses for the remainder of fiscal 1999 will increase due to the expansion of CIENA's administrative staff required to support its expanding operations in Cupertino, California, Marlborough, Massachusetts and London, England.

         PIRELLI LITIGATION. The Pirelli litigation charge of $20.6 million in the third fiscal quarter 1998 was attributable to a $30.0 million payment made to Pirelli during third fiscal quarter 1998 and to additional other legal and related costs incurred in connection with the settlement of this litigation. These charges were partially offset by accrued legal and related costs associated with this litigation.

         MERGER RELATED COSTS. The merger costs for the third fiscal quarter 1998 of $2.0 million were costs related to the contemplated merger between CIENA and Tellabs. The merger costs for the third quarter 1999 of $10.8 million were costs related to CIENA's acquisition of Omnia. These costs include an $8.1 million non-cash charge for the acceleration of warrants based upon CIENA's common stock price on June 30, 1999 and $2.7 million for fees, legal and accounting services and other integration costs. The warrants were issued to one of Omnia's customers and became exercisable upon the consummation of the merger.

         INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income and other income (expense), net were $2.8 million and $3.7 million for the third quarters ended July 31, 1998 and 1999, respectively. The approximate $0.9 million or 30.0% increase in interest income and other income (expense), net was attributable to higher invested cash balances.

         PROVISION (BENEFIT) FOR INCOME TAXES. Tax expense for the third fiscal quarter 1998 was primarily attributable to State income taxes. CIENA's benefit for income taxes of $2.9 million for third fiscal quarter 1999 was the result of recognizing the benefit of net operating losses. During the third fiscal quarter 1999, the benefit for income taxes was 34.5% of losses before income taxes.

NINE MONTHS ENDED JULY 31, 1998 COMPARED TO NINE MONTHS ENDED JULY 31, 1999

         REVENUE. CIENA recognized $416.9 million and $340.7 million in revenue for the nine months ended July 31, 1998 and 1999, respectively. The approximate $76.2 million or 18.3% decrease in revenues in the nine months ended July 31, 1999 compared to the nine months ended July 31, 1998 was largely the result of decreased selling prices. CIENA recognized revenues from twenty different optical transport equipment customers in the nine months ended July 31, 1999, as compared to ten such customers in the same nine months of the prior year. Additionally, during the nine months ended July 31, 1999, each of three optical transport equipment customers accounted for at least 10% or more of CIENA's revenue and combined accounted for 53.2% of CIENA's revenue. This compares to the nine months ended July 31, 1998 where one customer accounted for at least 10% or more of CIENA's revenue and in total accounted for approximately 59.6% of CIENA's revenue. Revenues derived from foreign sales accounted for approximately 18.1% and 36.7% of CIENA's revenues during the nine months ended July 31, 1998 and 1999, respectively. The increase in foreign sales reflects an increase in sales to new customers.

         Revenues during CIENA's nine months ended July 31, 1998 were largely attributable to both sales of MultiWave Sentry and MultiWave Sentry 4000 systems. Revenues during CIENA's nine months ended July 31, 1999 were largely attributed to sales of CIENA's MultiWave Sentry 4000 systems. Revenues derived from engineering, furnishing and installation services as a percentage of total revenue were approximately 8.8% and 12.3% for the nine months ended July 31, 1998 and 1999, respectively.

         GROSS PROFIT. Gross profits were $223.6 million and $124.4 million for the nine months ended July 31, 1998 and 1999, respectively. The approximate $99.2 million or 44.4% decrease in gross profit in the first nine months of 1999 compared to the first nine months of 1998 was the result of decreased revenues for those periods. Gross margin as a percentage of revenues was 53.6% and 36.5% for the first nine months of fiscal 1998 and 1999, respectively. The decrease in gross margin percentage for the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998 was largely attributable to aggressive price competition resulting in lower selling prices for MultiWave optical transport systems.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $51.2 million and $74.7 million for the nine months ended July 31, 1998 and 1999, respectively. During the first nine months of fiscal 1998 and 1999, research and development expenses were 12.3% and 21.9% of revenue, respectively. The approximate $23.5 million or 45.9% increase in research and development expenses in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998 was the result of increases in staffing levels, depreciation, utilization of outside consultants for certain development efforts and higher costs of test equipment used to develop and test new products and features. CIENA expenses research and development costs as incurred.

         SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $34.0 million and $43.5 million for the nine months ended July 31, 1998 and 1999, respectively. During the first nine months of 1998 and 1999, selling and marketing expenses were 8.2% and 12.8% of revenue, respectively. The approximate $9.5 million or 28.0% increase in selling and marketing expenses in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998 was primarily the result of increased staffing levels in the areas of sales, technical assistance and field support, and increases in commissions earned, trade show participation, promotional costs, travel expenditures and rent expense.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $12.9 million and $16.3 million for the nine months ended July 31, 1998 and 1999, respectively. During the first nine months of fiscal 1998 and 1999, general and administrative expenses were 3.1% and 4.8% of revenue, respectively. The approximate $3.4 million or 26.2% increase in general and administrative expenses in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998 was primarily due to increases in staffing levels and outside consulting services.

         PURCHASED RESEARCH AND DEVELOPMENT. Purchased research and development costs were $9.5 million for the nine months ended July 31, 1998. These costs were for the purchase of technology associated with the acquisition of Terabit during the second quarter 1998.

         PIRELLI LITIGATION. The Pirelli litigation costs of $30.6 million for the nine months ended July 31, 1998 was attributable to a $30.0 million payment to Pirelli during third fiscal quarter of 1998 and to additional other legal and related costs incurred in connection with the settlement of this litigation.

         MERGER COSTS. The merger costs for the first nine months ended July 31, 1998 of $2.0 million were costs related to the contemplated merger between CIENA and Tellabs. The merger costs for the first nine months ended July 31, 1999 of
13.0 million were costs related to CIENA's acquisition of Omnia and Lightera. These costs include an $8.1 million non-cash charge for the acceleration of warrants based upon CIENA's common stock price on June 30, 1999 and $4.9 million for fees, legal and accounting services and other integration costs. The warrants were issued to one of Omnia's customers and became exercisable upon the consummation of the merger between CIENA and Omnia.

         INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income and other income (expense), net were $10.1 million and $10.8 million for the nine months ended July 31, 1998 and 1999, respectively. The approximate $0.7 million or 7.2% increase in interest income and other income (expense), net was attributable to higher invested cash balances.

         PROVISION (BENEFIT) FOR INCOME TAXES. CIENA's provision for income taxes was $40.3 million for the nine months ended July 31, 1998. During the first nine months of fiscal 1998 the provision for income taxes was 39.3% of income before income taxes, respectively, exclusive of the effect of one-time charges for purchased research and development expenses. CIENA's benefit for income taxes of $4.4 million for the first nine months of 1999 was the result of recognizing the benefit of net operating losses. During the first nine months of fiscal 1999, the benefit for income taxes was 34.5% of losses before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 1999, CIENA's principal source of liquidity was its cash and cash equivalents of $142.6 million and its marketable debt securities of $155.7 million. CIENA's marketable debt securities have maturities no longer than six months.

         Cash generated from operations was $53.5 million for the nine months ended July 31, 1999. This amount was principally attributable to the non-cash charges of certain equity transactions, depreciation, amortization, provisions for inventory obsolescence and warranty, and reductions in inventories, increases in accounts payable, accrued expenses and income tax payable. This amount was offset by increases in accounts receivable and prepaid expenses due to increased revenue and to the general increase in business activity.

         Investment activities in the nine months ended July 31, 1999 included the net purchase of $139.7 million worth of corporate debt securities and $37.0 million invested in capital expenditures. Of the amount invested in capital expenditures, $32.3 million was used for additions to capital equipment and furniture and the remaining $4.7 million was invested in leasehold improvements.

         CIENA expects to use an additional $35.0 million to $45.0 million of capital during the remainder of fiscal 1999 to complete the construction of leasehold improvements for its facilities and additional investments in capital equipment.

         CIENA believes that its existing cash balance and cash flows from future operations will be sufficient to meet CIENA's currently anticipated capital requirements for at least the next 18 to 24 months.

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

         CIENA has concluded a comprehensive inventory and evaluation of both information technology ("IT") or software systems and non-IT systems used to run its systems with the exception of the systems it acquired in its merger with Omnia. Non-IT systems typically include embedded technology such as microcontrollers. Examples of CIENA's Non-IT systems include certain equipment used for production, research, testing and measurement processes and calibration. CIENA has begun the process of upgrading or replacing those identified non-compliant systems and the process is 90% complete. Completion is expected during the fourth quarter of fiscal 1999. For the Year 2000 non-compliance systems identified to date, the cost of remediation is not considered to be material to CIENA's financial condition or operating results. However, if implementation of replacement systems is delayed, or if significant new noncompliance issues are identified, CIENA's results of operations or financial condition may be materially adversely affected.

         CIENA has begun the process of evaluating the systems acquired in the Omnia acquisition. CIENA expects to complete the evaluation process concerning the Omnia systems during the fourth quarter of fiscal 1999. CIENA expects to evaluate, upgrade and or replace as necessary those systems identified as non-compliant systems in Omnia by December 1, 1999.

         CIENA changed its main financial, manufacturing and information system to a company-wide Year 2000 compliant enterprise resource planning ("ERP") computer-based system during the fourth quarter of fiscal 1998. CIENA estimates that it has spent approximately $4.5 million on its ERP implementation. During the nine months ended July 31, 1999, CIENA has spent approximately $400,000 to address identified Year 2000 issues. CIENA estimates that it will likely spend an additional $100,000 to address remaining identified Year 2000 issues. CIENA expects that it will use cash from operations for Year 2000 remediation and replacement costs. Approximately less than 2% of the information technology budget is expected to be used for remediation. No other information technology projects have been deferred due to the Year 2000 efforts. CIENA has employed an independent verification consultant to validate CIENA's processes in order to assure the reliability of CIENA's risk estimates. His findings identify CIENA's processes as sufficient and our risk of negative impact as low.

         CIENA has contacted its critical suppliers to determine that suppliers' operations and the products and services they provide are Year 2000 compliant. To date, CIENA's optical suppliers have represented that their products are year 2000 compliant and have represented that they are in the process of becoming fully compliant by December 31, 1999. If these suppliers fail to adequately address the Year 2000 issue for the products they provide to CIENA, this could have a material adverse impact on CIENA's operations and financial results. Initial contingency plans have been developed in case CIENA or its key suppliers will not be Year 2000 compliant, and such noncompliance is expected to have a material adverse impact on CIENA's operations.

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

RISK FACTORS

OUR RESULTS CAN BE UNPREDICTABLE

         Our near term results may be break-even or may involve losses. In general, sequential revenue and operating results over the next 12 months are likely to fluctuate and may continue to fluctuate in the future due to factors including:

     - timing and size of orders

     - the introduction of new products

     - satisfaction of contractual customer acceptance criteria

     - manufacturing and shipment delays and deferrals

         We budget expense levels partially on our expectations of long-term future revenue. These levels reflect our substantial investment in financial, engineering, manufacturing and logistics support resources we think we may need for large potential customers, even though we do not know the volume, duration or timing of any purchases from them. As a result, we may continue to experience increased inventory levels, operating expenses and general overhead.

         Additionally, our Core Switching Division (formerly Lightera) and Access Switching Division (formerly Omnia) have ongoing development and operating expenses but are not expected to contribute materially to revenues until calendar 2000.

DELAYS IN THE DEPLOYMENT OF NEW PRODUCTS COULD HURT OUR NEAR TERM PROSPECTS

         If we fail to deploy new and improved products in a timely manner, our competitive position and financial condition would be materially and adversely affected. The complexity of the technology involved with several of our new products such as the Multiwave CoreDirector and the Multiwave CoreStream products using 10 gigabit per second transmission capability could result in unanticipated delays in development and manufacturing. Such delays could adversely affect our competitive and financial condition.

         The certification process for new telecommunications equipment used in RBOC networks, which is a process traditionally conducted by Telcordia Technologies, has in the past resulted in and may continue to result in unanticipated delays which may affect the deployment of our products for the RBOC market.

         In order to meet our delivery commitments for our newest products, we will need to finalize component sourcing, which we have not yet completed. Any delays in component availability could result in delays in deployment of these products and in recognizing revenues. Such delays could adversely affect our customer relationships.

WE FACE INTENSE COMPETITION WHICH COULD HURT OUR SALES AND PROFITABILITY

         A small number of very large companies have historically dominated our industry including Lucent, Alcatel, Nortel, NEC, Pirelli, Siemens, Ericsson, Fujitsu, and Hitachi. These companies have substantial financial, marketing and intellectual property resources. We sell systems which compete directly with product offerings of these companies and in some cases displace their legacy equipment. As such, we represent a specific threat to these companies. The expansion of our product offerings as a result of our acquisitions of Lightera and Omnia likely will increase this perceived threat. We expect continued aggressive tactics from many of these competitors such as:

     - Substantial price discounting

     - Early announcements of competing products

     - "One-stop shopping" appeals

     - Customer financing assistance

     - Intellectual property disputes

         These tactics can be particularly effective in a highly concentrated customer base such as ours.

         Sprint, a significant customer of ours, has long indicated that it intends to establish a second vendor for DWDM products. In addition, other customers that in the past have purchased DWDM equipment from CIENA, may select a second vendor for DWDM products. We do not know when or if these customers will select a second vendor or what impact the selection might have on purchases from us. These customers could reduce their purchases from us, which could in turn have a material adverse effect on us.

         New competitors may also emerge to compete with our existing products as well as our future products. In particular, a number of companies, including several start-ups, have announced products that compete with our MultiWave CoreStream, MultiWave CoreDirector and EdgeDirector products.

SMALLER CUSTOMERS MAY INCREASE FLUCTUATION IN OUR RESULTS

         We have recently shifted our sales focus to smaller emerging carriers. Timing and volume of purchasing from these smaller carriers can also be more unpredictable due to factors such as their need to build a customer base, acquire rights of way and interconnections necessary to sell network service, and build out new capacity, all while working within capital budget constraints. This increases the unpredictability of our financial results because even smaller carriers purchase our products in multi-million dollar increments.

         Unanticipated changes in customer purchasing plans also create unpredictability in our results. Most of our anticipated revenue over the next several quarters is comprised of orders of less than $25 million each from several customers, some of which involve extended payment terms or other financing assistance. Our ability to recognize revenue from financed sales to these carriers will be impacted by their financial condition at the time of product acceptance. Further, we will need to evaluate the collectibility of receivables from these carriers if their financial condition deteriorates in the future. Additionally, purchasing delays or changes in the amount of purchases by any of these customers, could have a material adverse effect on us.

WE MAY EXPERIENCE DELAYS FROM OUR SUPPLIERS AND FOR SOME ITEMS WE DO NOT HAVE SUBSTITUTE SUPPLIERS

         We depend on a small number of suppliers for key components of our products, as well as equipment used to manufacture our products. Our highest capacity product currently being shipped, the MultiWave CoreStream which is capable of 96-channel configurations at 2.5 gigabits per second transmission speeds, includes several higher performance components for which reliable, high volume suppliers are particularly limited. On occasion, we have experienced delays in receipt of key components. Any future difficulty in obtaining sufficient and timely delivery of them could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on our business, financial condition and results of operations. Delayed deliveries of key components from these sources could have a material adverse effect on CIENA's near-term results of operations.

OUR SUCCESS LARGELY DEPENDS ON OUR ABILITY TO RETAIN KEY PERSONNEL

         Our success has always depended in large part on our ability to attract and retain highly-skilled technical, managerial, sales and marketing personnel, particularly those skilled and experienced with optical communications equipment. Our key founders and employees, together with the key founders and employees of Lightera and Omnia have received a substantial number of CIENA shares and vested options that can be sold at substantial gains. In many cases, these individuals could become financially independent through these sales, before CIENA's future products have matured into commercially deliverable products. Under the circumstances, we face a difficult and significant task of retaining and motivating these key personnel. As CIENA has grown and matured, competitors' efforts to entice our employees to leave have intensified, particularly among competitive startups and other early stage companies seeking to replicate CIENA's experience. CIENA and its employees are parties to agreements that limit the employee's ability to work for a competitor following termination of employment. We expect our competitors will respect these agreements and not interfere with them. However, we can make no assurances of that, or that we will be able to retain all of our key contributors or attract new personnel to add to or replace them. The loss of key personnel would likely have a material adverse effect on our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPLETE DEVELOPMENT AND ACHIEVE COMMERCIAL ACCEPTANCE OF LIGHTERA AND OMNIA PRODUCTS

         Lightera's product, the MultiWave CoreDirector is in the laboratory-testing phase and has not matured into commercially manufacturable units suitable for field deployment. We expect that field deployable units of the Multiwave CoreDirector will be available in the end of the first calendar quarter 2000. We expect that Omnia's product, the MultiWave EdgeDirector 500, will be commercially available in the third calendar quarter of 1999. The maturing process from laboratory prototype to commercial acceptance involves a number of steps, including:

     - successful completion of product development

     - the qualification and multiple sourcing of critical components, including application-specific integrated circuits ("ASIC's") which are not yet finalized

     - validation of manufacturing methods

     - extensive quality assurance and reliability testing, and staffing of testing infrastructure

     - software validation

     - establishment of systems integration and burn in requirements, and

     - identification and qualification of component suppliers

         Each of these steps in turn presents serious risks of failure, rework or delay, any one of which could materially and adversely affect the speed and scope of product introduction and marketplace acceptance of the products. Specialized ASIC's, in particular, are key to the timely introduction of Lightera's products, and schedule delays are common in the final testing and manufacture of such components. In addition, unexpected intellectual property disputes, failure of critical design elements, and a host of other execution risks may delay or even prevent the introduction of these products. Commercial acceptance of the products is also not established and there is no assurance that the substantial sales and marketing efforts necessary to achieve commercial acceptance in traditionally long sales cycles will be successful.

PRODUCT PERFORMANCE PROBLEMS COULD LIMIT OUR SALES PROSPECTS

         The production of new fiberoptic products and systems with high technology content involves occasional problems as the technology and manufacturing methods mature. We are aware of instances domestically and internationally of delayed installation and activation of some of our products due to faulty components. If significant reliability, quality or network monitoring problems develop, a number of material adverse effects could result, including:

     - manufacturing rework costs

     - high service and warranty expense

     - high levels of product returns

     - delays in collecting accounts receivable

     - reduced orders from existing customers, and

     - declining interest from potential customers

     Although we maintain accruals for product warranties, actual costs could exceed these amounts.

         From time to time, there will be interruptions or delays in the activation of our products and the addition of channels, particularly because we do not control all aspects of the installation and activation activities. If we experience significant interruptions or delays that we can not promptly resolve, confidence in our products could be undermined, which could have a material adverse effect on us.

OUR PROSPECTS DEPEND ON DEMAND FOR BANDWIDTH WHICH WE CANNOT PREDICT OR CONTROL

         We may not anticipate changes in direction or magnitude of demand for bandwidth. Unanticipated reductions in bandwidth demand would adversely affect us.

         Our products enable high capacity transmission over long distance, and certain short-haul portions, of optical communications networks. Our Multiwave CoreDirector product is targeted to high capacity applications and our Multiwave EdgeDirector product is targeted to providers of integrated fiberoptic access and transport networks. Customers, however, determine:

     - the quantity of bandwidth needed

     - the timing of its deployment, and

     - the equipment configurations and network architectures they want.

         Customer determinations are subject to abrupt change in response to their own competitive pressures, pressures to raise capital and financial performance expectations.

INVESTMENT IN NEW COMPANIES AND CHANGES IN TECHNOLOGY COULD RESULT IN MORE COMPETITION

         We may not be able to successfully anticipate changes in technology, industry standards, customer requirements and product offerings, yet our ability to develop and introduce new and enhanced products will impact our position as a leader in the deployment of high-capacity solutions. The accelerating pace of deregulation in the telecommunications industry will likely intensify the competition for improved technology. Many of our competitors have substantially greater financial, technical and marketing resources and manufacturing capacity with which to develop or acquire new technologies. There has been an increase in the funding of new companies intending to develop new products for the rapidly evolving telecom industry. These companies have time-to-market advantages due to the narrow and exclusive focus of their efforts. New companies may provide additional competition for our existing product lines as well as potential future products. The introduction of new products embodying new technologies or the emergence of new industry standards could render our existing products uncompetitive from a pricing standpoint, obsolete or unmarketable. Any of these outcomes would have a material adverse effect on our business, financial condition and results of operations.

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

     - long and unpredictable sales cycles and customer purchasing programs

     - the absence of unconditional minimum purchase commitments from any customer

     - a lack of visibility into our customers' deployment plans over the course of the capital equipment procurement year, and

     - the lack of reliable data on which to anticipate core demand for high bandwidth transmission capacity

         Divergence will likely occur from time to time in the future, with resulting stock price volatility, irrespective of our overall year-to-year performance or long-term prospects. As long as we continue to depend on relatively few customers, and particularly when a substantial majority of their purchases consist of newly-introduced products such as the MultiWave CoreStream, Multiwave Edge Director and MultiWave Metro, there is substantial risk of widely varying quarterly results.

LEGAL PROCEEDINGS COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS

         In August 1998, shareholder class action lawsuits were filed against us and certain of our officers and directors. These lawsuits, which were consolidated into one complaint, were dismissed by the United States District Court on July 19, 1999 with leave to amend until August 20, 1999. We believe the allegations in the complaint are without merit and intend to defend vigorously against them should an amended complaint be filed. However, a consolidated amended complaint has not yet been filed, and it is not possible to predict the outcome at this time. If an amended complaint is filed and it is decided adversely to CIENA, it could have a material adverse effect on our financial condition and results of operations.

SOME OF OUR SUPPLIERS ARE ALSO OUR COMPETITORS

         Some of our component suppliers are both primary sources for components and major competitors in the market for system equipment. For example, we buy certain key components from:

     - Lucent

     - Alcatel

     - Nortel

     - NEC, and

     - Siemens

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

         Additionally, the shares held by former Lightera and Omnia shareholders, together account for approximately 25% of the outstanding shares of CIENA. If a large portion of these shares are sold within short periods of time, the stock price may experience further volatility and may decline.


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

         INTEREST RATE SENSITIVITY. The Company maintains a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency discount notes with an average maturity of less than six months. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at July 31, 1999, the fair value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

         FOREIGN CURRENCY EXCHANGE RISK. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically the Company's primary exposures have been related to nondollar-denominated operating expenses in Canada, Europe and Asia where the Company sells primarily in U.S. dollars. The introduction of the Euro as a common currency for members of the European Monetary Union has not had a material impact on CIENA's foreign exchange exposure. The Company is prepared to hedge against fluctuations in the Euro if this exposure becomes material. As of July 31, 1999 the assets and liabilities of the Company related to nondollar -denominated currencies was not material.

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

CLASS ACTION LITIGATION

         A class action complaint was filed on August 26, 1998 in U.S. District Court for the District of Maryland entitled Witkin et.al v. CIENA Corporation et. al (Case No. Y-98-2946). Several other complaints, substantially similar in content were consolidated by court order on November 30, 1998. An amended, consolidated complaint was filed on February 16, 1999. The complaint alleged that CIENA and certain officers and directors violated certain provisions of the federal securities laws, including Section 10(b) and Rule 10b-5 under the Securities Exchange Act of 1934, by making false statements, failing to disclose material information and taking other actions intending to artificially inflate and maintain the market price of CIENA's common stock during the Class Period of May 21, 1998 to September 14, 1998, inclusive. The plaintiffs sought designation of the suit as a class action on behalf of all persons who purchased shares of CIENA's common stock during the Class Period and the awarding of compensatory damages in an amount to have been determined at trial together with attorneys' fees. On February 16, 1999, an amended complaint was filed. On July 19, 1999 the United States District Court dismissed the suit before any discovery had been taken. Plaintiffs were given leave to amend until August 20, 1999. CIENA believes the suit is without merit and if the plaintiffs file a second amended complaint, CIENA intends to continue to defend the case vigorously.

ITEM 6. EXHIBITS AND REPORTS on Form 8-K

   (a)   Exhibit           Description
         -------           -----------

          10.20 Omnia Communications, Inc. 1997 Stock Plan and Form of Agreements

          27.10 Financial Data Schedule (filed only electronically with the SEC)

   (b)   Reports on Form 8-K :  Form 8-K filed July 21, 1999

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CIENA CORPORATION
         Date:  August 19, 1999                   By:     /s/ Patrick H. Nettles
                --------------------                      ----------------------
                                                          Patrick H. Nettles
                                                          President, Chief Executive Officer
                                                          and Director
                                                          (Duly Authorized Officer)



         Date:  August 19, 1999                   By:     /s/ Joseph R. Chinnici
                ---------------                           ----------------------
                                                          Joseph R. Chinnici
                                                          Senior Vice President, Finance and
                                                          Chief Financial Officer
                                                          (Principal Financial Officer)