Form 10-K
period 1999-10-31
CIENA CORP
filed 1999-12-10
CIK 936395

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

FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM             TO
                                           ------------   -----------

          COMMISSION FILE NUMBER                              0-21969

                                CIENA CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                              23-2725311
       (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)             Identification No.)

    1201 WINTERSON ROAD, LINTHICUM, MD                     21090
    (Address of principal executive offices)             (Zip Code)

                                 (410) 865-8500
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

    Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the 138,187,356 shares of Common Stock of the Registrant issued and outstanding as of October 31, 1999, excluding 3,362,959 shares of Common Stock held by affiliates of the Registrant was $4,659,531,160. This amount is based on the average bid and asked price of the Common Stock on the Nasdaq Stock Market of $34.56 per share on October 29, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K incorporates by reference certain portions of the Registrant's proxy statement for its 2000 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

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

ITEM 1. BUSINESS

COMPANY
--------------------------------------------------------------------------------

      CIENA Corporation (the "Company" or "CIENA") was incorporated in Delaware in November 1992. The Company completed its initial public offering on February 7, 1997 and a secondary offering on July 2, 1997.

      The Company's principal executive offices are located at 1201 Winterson Road, Linthicum, Maryland 21090. Its telephone number is (410) 865-8500.

GENERAL
--------------------------------------------------------------------------------

OVERVIEW

      CIENA is a leader in the rapidly emerging optical networking equipment market. The Company offers a comprehensive portfolio of products for tele- and data-communications service providers worldwide. CIENA's customers include long-distance carriers, competitive local exchange carriers, Internet service providers and wholesale carriers. CIENA offers optical transport, intelligent switching and multi-service delivery systems that enable service providers to provision, manage and deliver high-bandwidth services to their customers. The Company has pursued a strategy to develop and leverage the power of disruptive technologies to change the fundamental economics of building carrier-class tele- and data-communications networks, thereby providing its customers with a competitive advantage.

      During its fiscal year 1999 CIENA significantly broadened its product offerings and believes it has increased its addressable market opportunity through internal developments, and through the acquisitions of Lightera Networks, Inc. ("Lightera") of Cupertino, California and Omnia Communications, Inc. ("Omnia") of Marlborough, Massachusetts. CIENA announced the acquisitions of Omnia and Lightera simultaneously on March 15, 1999, in conjunction with announcing its "LightWorks(TM) Initiative."

      The acquisition of Lightera was completed on March 31, 1999 and was valued at approximately $459 million. The acquisition of Omnia was completed on July 1, 1999, with a value of approximately $483 million. Since the acquisitions, the Company has been working to bring Omnia's service delivery product, MultiWave EdgeDirector(TM) and Lightera's optical core switch, MultiWave CoreDirector(TM), to market.

      The Company's research and development efforts and potential future acquisition and partnership activities are targeted at capitalizing on its installed base of carrier customers and leveraging its position as a leader in the rapidly emerging optical networking market.

      Historically, the significant majority of CIENA's revenues have come from the sale of several products in a single product category: long-distance optical transport equipment. CIENA believes it is one of the worldwide market leaders in field deployment of open-architecture optical transport equipment with more than 7 million optical channel kilometers installed. For the fiscal year ended October 31, 1999, the Company recorded revenue from sales of optical transport equipment to a total of 27 customers, nearly double 1998's customer base of 14. Three customers each represented more than 10% of CIENA's revenues for fiscal 1999. The majority of the Company's fiscal 1999 revenue was derived from sales of its MultiWave Sentry 4000(TM) long-distance optical transport equipment. The Company also recognized significant revenue from the sale of its next generation long-distance optical transport system, MultiWave CoreStream(TM).

      The Company's results for fiscal 1999, show total revenues of $482.1 million. Though a slight decrease from 1998's total revenue of $508.1 million, the Company believes its 1999 results represent a considerable achievement following the challenges that surrounded the end of its fiscal year 1998. Since its fourth fiscal quarter 1998, the Company has shown sequential quarterly improvement in both sales and gross margins. Sales increased from $91.2 million in fiscal fourth quarter 1998 to the $141.4 million reported in the fiscal fourth quarter 1999. Gross margins improved from 31.2% of total revenue during fiscal fourth quarter 1998 to 41.0% of total revenue during fiscal fourth quarter 1999.

INDUSTRY BACKGROUND
--------------------------------------------------------------------------------

THE TELECOMMUNICATIONS MARKET

      Service providers both domestically and internationally have widely deployed fiber optic cable forming the backbone of their communication networks. During the last several years carriers have faced several challenges resulting from a combination of factors, including:

      -     Unprecedented traffic growth

      -     Changing traffic demands

      -     Growing competition

      -     Increased demand for reliability

      -     Network scalability challenges

      -     Escalating operational costs

Unprecedented Traffic Growth

      Service providers have seen dramatic network traffic growth caused by factors such as:

      - the escalating use of the Internet, as well as increased use of electronic commerce, distributed computing, electronic mail, facsimile transmission, electronic transaction processing, video conferencing, remote access telecommuting and local and wide area networking;

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

      This increased network utilization can create transmission bottlenecks on heavily used routes that were originally designed to handle significantly less traffic. Although exact statistics are not available, the Company believes that this volume increase has caused some telecommunications carriers to handle traffic over certain long distance routes at or near the maximum capacity of the existing installed fiber and electronic-based transmission systems currently in use.

Changing Traffic Demands

      In addition to more traffic, telecommunication carriers are seeing a shift in the kind of traffic they are handling. Networks today are no longer carrying purely telephone or voice traffic, but instead are carrying an ever increasing volume of data traffic - traffic generated by computers that process and send information far more quickly and in much larger quantities than voice-centric networks were designed for. Carriers and equipment suppliers both have sought more efficient ways to handle this traffic, adopting cell and packet based protocols such as Frame Relay, ATM and IP. These protocols more efficiently handle data traffic by organizing it either in packets, as is the case with Frame Relay and IP, or in cells for ATM. Each packet or cell contains a header with the destination information the network needs to efficiently route or switch the packet/cell.

      Recently advances by data communications equipment suppliers have made it possible for ATM switches and IP routers to operate at port speeds of OC-48/STM-16, or 2.5 gigabits per second ("Gb/s"). Several suppliers have announced their intention to provide equipment that operates at port speeds of OC-192/STM-64 or 10 Gb/s, during the year 2000. An industry analyst has estimated that the volume of data-centric traffic traveling in packets or cells will reach 99% of all network traffic by 2004. Whether or not the estimate is precisely accurate, the Company believes the trend of increasing cell and packet based traffic is unmistakable and, as a result, carriers will increasingly look for alternatives to the use of traditional voice-based or synchronous optical network/synchronous digital hierarchy ("SONET/SDH") telecommunications equipment in their network architecture. The Company expects that carriers will begin to move toward a simpler, more cost effective network where data traffic from an ATM switch or an IP router is directly fed to an optical transport device. The Company believes its ability to connect directly to ATM switches and IP routers through its DirectConnect(TM) feature positions it to benefit from this shift.

Growing Competition

      Widespread deregulation of the United States telecommunications industry has resulted in increased competition among service providers both in the long-distance and local markets. In addition to heightened price competition, carriers are increasingly looking for new ways to differentiate their services from those offered by their competitors. Several new carriers have attempted to leverage leading edge, high capacity technology as a market differentiator for their networks. The Company believes this competition is itself a driver for broader deployment of high capacity such as that enabled by the Company's products throughout the network.

Increased Demand for Reliability

      End-users are becoming more dependent on around-the-clock network availability, not only for voice, but also for data traffic. The Company believes these end-users are becoming less tolerant of service interruptions, which can be caused by factors such as equipment failure, fiber cuts or high traffic volume. Consequently, network service providers are faced with a multi-pronged challenge: additional traffic, a different type of traffic, and a growing demand for increased network reliability.

      In many cases, this demand for greater reliability has led long distance carriers to adopt a "ring architecture" in which long distance routes are linked in a ring configuration so that in the event of a fiber optic cable cut or other equipment failure between two points of the ring, the signal can be immediately redirected through the reverse "protection path" of the ring. However, ring architectures typically demand twice as much fiber capacity as non-ring based architectures due to the need to maintain a redundant alternative path to serve as a protection path for each fiber in use. Most, if not all, of the major carriers have either already implemented or announced an intention to implement ring architecture for their networks, which will place greater bandwidth demand on their existing fiber optic networks.

Network Scalability Challenges

      The bandwidth availability that dense wavelength division multiplexing ("DWDM") brought to the core of the network has created another network challenge as carriers attempt to scale the rest of their networks at the same pace at which they can now scale core bandwidth. DWDM replaces the single beam of light that traverses fiberoptic cable with multiple colors of light, each of which is capable of carrying tens of thousands of voice conversations or data transmissions. Conventional network ring architectures can no longer efficiently scale to match the bandwidth made possible by the application of DWDM.

      Several years ago, network capacity - bandwidth - was the main bottleneck in long-distance networks due to fiber exhaust. The widespread acceptance of DWDM offered carriers an efficient and economical solution that relieved acute fiber exhaustion. With the advent of DWDM, carriers could turn up additional channels of bandwidth and gigabits of capacity as traffic dictated. With the Company's equipment, this typically involves no more than the insertion of additional channel cards into the existing MultiWave(R) optical transport system.

      For the past several years DWDM has been implemented by carriers as a point-to-point solution in long-distance networks. To construct a network using DWDM equipment, a carrier must interconnect the point-to-point high-capacity links and manage all traffic flowing through them. A critical component enabling this interconnection in traditional architectures has been the SONET/SDH add/drop multiplexers ("ADMs").

      In most network architectures, a SONET ADM transmits and receives each DWDM optical channel. This means that as optical channel counts escalate, the corresponding number of SONET ADMs also grows. For instance, in order to receive the traffic from an optical transport system running just 20 channels of DWDM, a network operator would require a total of 40 SONET ADMs, one for each channel at each end of the route. Every time an additional channel is turned up, two additional SONET ADMs must be purchased and installed.

      Historically this has been the only way to scale a network. Unfortunately, this approach creates upwardly spiraling costs. In addition to the capital equipment costs, each SONET ADM uses valuable central office space and power. Furthermore, as the number of DWDM channels and links increases, the carrier's management of the network grows more complex, making service provisioning and network operation more difficult and cumbersome.

ESCALATING OPERATIONAL COSTS

      In addition to the problems inherent in scaling traditional network architectures, carriers are challenged to scale their operating staff as quickly as they can grow their networks. According to information filed in United States Securities and Exchange Commission reports by carriers, many service providers are spending more on operating, growing, and managing their networks than they are on capital expenditures. In some cases, service providers are spending two to four dollars on network operations and support expenses for every dollar spent on capital equipment. In addition, in many cases, network operations and support expenses are growing faster than revenues. In one case, a carrier saw its network expenses grow 72% since 1996, while its revenue only grew 18%. In another, network expenses grew 806% since 1996, while revenue increased 126%.

CIENA LIGHTWORKS
--------------------------------------------------------------------------------

      CIENA's LIGHTWORKS(TM) is an optical networking architecture designed to change the fundamental economics of building service provider networks. LightWorks focuses on the three critical areas of optical networking: optical transport, core switching and service delivery. The products in CIENA's LightWorks combine the functionality of several current network elements into a single network element, thereby lowering the capital equipment requirements of a service provider and simplifying the network, in order to reduce a carrier's network operating costs. The components of CIENA's LightWorks architecture can be sold together as a complete network solution or separately as best-of-breed solutions.

OPTICAL TRANSPORT

      CIENA's optical transport solutions are designed to alleviate capacity, or bandwidth, constraints in high traffic, fiber optic routes without requiring the installation of new fiber. CIENA's MultiWave(R) open architecture optical transport systems enhance the transmission capacity of a single optical fiber through systems that utilize DWDM, without requiring significant modification or upgrade to existing transmission equipment.

      All MultiWave optical transport systems are installed along segments of fiber optic routes; the beginning and end of which are defined by the presence of the customers' transmission equipment. CIENA's MultiWave optical transport systems are designed with an open architecture that allows them to interoperate with carriers' existing fiber optic transmission systems having a broad range of transmission speeds and signal formats.

            LONG-DISTANCE APPLICATIONS

                  CIENA has introduced four generations of its long-distance optical transport product. In chronological order of introduction they are: MULTIWAVE 1600(TM), MULTIWAVE SENTRY 1600(TM), MULTIWAVE SENTRY 4000(TM) and MULTIWAVE CORESTREAM. Each subsequent generation builds on the feature sets and capabilities of the previous generation and previous generations are scalable to the latest generation's capacity.

                  MultiWave CoreStream is an advanced DWDM optical transport system with a future capacity of up to 2 Terabits per second (2,000 Gb/s) over a single fiber. The first release of the MultiWave CoreStream system enables simultaneous transmission of up to 96 optical channels on a single fiber at rates of up to 2.5 Gb/s per channel or up to 48 optical channels at rates of up to 10 Gb/s per channel, without opto-electronic regeneration.

                  MultiWave CoreStream's open architecture and DirectConnect short reach interfaces provide flexible connectivity enabling carriers to transport all types of traffic including voice, video and data. MultiWave CoreStream has a modular DWDM architecture which allows incremental, in-service capacity upgrades. Each optical channel can be any mix of 622 megabits per second ("Mb/s") (OC-12/STM-4), 2.5Gb/s (OC-48/STM-16) or 10Gb/s (OC-192/STM-64)
            traffic.

                 The MultiWave CoreStream product family consists of optical terminals, amplifiers and add/drop multiplexers. MultiWave CoreStream incorporates a new generation of broadband optical amplifiers that enable flexible bandwidth commissioning and long-distance span designs. MultiWave CoreStream optical add/drop multiplexers ("OADMs") enable flexible channel access in the middle of optical transport spans. The OADMs can drop up to eight channels of OC-12/STM-4, eight channels of OC-48/STM-16 or four channels of OC-192/STM-64 traffic.

                 CIENA's SmartSpan(TM) software automates system operations and ensures carrier-class reliability and performance by embedding software intelligence within each MultiWave CoreStream element. Each optical channel in a MultiWave CoreStream system is equipped with intelligent digital performance monitoring to help carriers troubleshoot and provide service level agreements. MultiWave CoreStream is managed by CIENA's WaveWatcher(R) element management system which has an easy-to-use graphical interface and allows carriers to monitor and maintain their operations from a single console.

                 In November 1999, the Company announced it was pursuing
            enhancements to its MultiWave CoreStream product that enable the system to offer the optimal combination of ultra long-distance transport functionality and, channel count to further lower network costs for service providers. Using forward error correction (FEC), nonlinearity management, and dispersion mapping technologies, plus embedded software intelligence, MultiWave CoreStream will be able to support optical spans longer than 5,000 kilometers without additional optical-to-electrical signal regeneration. The Company expects to begin beta trails of the ultra long distance feature of this product in the first half of calendar 2000. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors".

            SHORT-DISTANCE APPLICATIONS

                 CIENA's MULTIWAVE FIREFLY(TM) is an optical transport system developed specifically for use by carriers in short distance, point-to-point applications. This system multiplexes up to 24 channels at 2.5 Gb/s, over a single fiber pair, allowing a carrier to transport up to 60 Gb/s. Multiwave Firefly allows carriers to mix SONET/SDH, ATM & Fast IP traffic on a common optical network. The product also enables overbuilds to the network for applications such as new high speed data services that can be readily implemented on a separate channel over the current fiber plant. This kind of application allows the network to be partitioned by type of service offered, for simpler network management structure. MultiWave Firefly utilizes a standards-based, open system architecture, enabling it to interface inexpensively with a wide variety of SONET/SDH, ATM & Fast IP fiber optic transmission equipment and most embedded networks.

            RING-BASED APPLICATIONS

                  The MULTIWAVE METRO(TM) is an optical transport system
            designed for use in metropolitan ring applications. The MultiWave Metro system consists of optical add/drop multiplexer nodes connected together on a two fiber ring. It provides up to 24 duplex channels over a single fiber pair, enabling a service provider to transport up to 60 Gb/s.

                   MultiWave Metro is extremely flexible, supporting various
            topologies, protocols and protection arrangements on the same fiber pair and in the same node. MultiWave Metro can simultaneously support point-to-point, star, ring, or mesh network configurations. Its standards-based, open architecture allows it to interface easily with a wide variety of SONET/SDH, ATM, and Fast IP equipment and most embedded network management systems. MultiWave Metro provides protection switching on signals where external protection, such as SONET/SDH protection, is not provided. Furthermore, MultiWave Metro allows various protection types to be supported simultaneously on the same fiber pair. This flexibility removes uncertainty for incumbent and emerging carriers by allowing them to rapidly support new services.

                   MultiWave Metro is specifically designed for short-distance ring applications. It provides a cost effective alternative to time division multiplexed (TDM) rings when the total aggregate ring capacity is OC-12 or greater. Traditionally, carriers designate the transmission speed for a metropolitan ring, i.e.-OC-48, and transport all traffic on the ring at the transmission speed. Once the ring capacity is fully utilized, the carrier is forced to utilize another ring. As with point-to-point segments, this significantly increases the complexity, deployment timing and cost of a carrier's network. MultiWave Metro is an excellent alternative to new fiber builds in access rings where fiber exhaust is a problem because it allows carriers to utilize one fiber pair to create virtual rings of varying capacity. In addition, MultiWave Metro allows new services such as "virtual private SONET rings" to be offered using the existing fiber plant. A PC-based network design tool, which helps automate the design of the DWDM ring, is available with the system.

WAVEWATCHER NETWORK MANAGEMENT SYSTEM

      WAVEWATCHER(R) is the MultiWave system's integrated network management software package. The Company's commitment to providing standards-compliant network management interfaces at all levels, from individual network elements to the element management system, affords rapid integration into existing telecommunication management operations.

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

      The Company believes its software development effort provides an important differentiator for its optical networking systems.

CORE SWITCHING

      MULTIWAVE COREDIRECTOR(TM) is an intelligent optical core switch, designed to deliver a wide range of optical capacities with a variety of protection options. MultiWave CoreDirector features the networking intelligence of CIENA's LightWorks OS(TM), which enables network-wide optical provisioning and management. With its scalability, flexibility, and advanced networking capabilities, MultiWave CoreDirector dramatically reduces the cost of deploying, operating, and scaling optical networks. MultiWave CoreDirector is currently in the customer trial phase of development. CIENA expects field deployable units will be available at the end of the first calendar quarter of 2000, with general availability to follow. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors".

      MultiWave CoreDirector provides up to 640 Gb/s of full duplex switching in a single 7 foot bay. It supports up to 256 OC-48/STM-16 or 64 OC-192/STM-64 interfaces, with the ability to support OC-768/STM-256 in the future. MultiWave CoreDirector also supports OC-12/STM-4 and OC-3/STM-1 optical interfaces to accommodate legacy switches and routers without requiring standalone SONET/SDH multiplexers. Any optical interface may be software-configured as concatenated for "wavelength" switching or channelized down to STS-1 granularity. Because of its scalability, range of optical interfaces, and software-definable switching granularity, MultiWave CoreDirector eliminates the need for SONET/SDH Add/Drop Multiplexers, Digital Cross-Connects, and Optical Cross Connects.

      LightWorks OS is CIENA's feature-rich operating system engineered specifically for intelligent optical networking. With LightWorks OS, carriers can automatically provision circuits with a wide range of capacities, flexible protection options, and rapid restoration from a single management console as opposed to individually configuring each network element as was necessary in legacy architectures. At the heart of LightWorks OS is Optical Signaling and Routing Protocol (OSRP(TM)), which enables distributed, dynamic information exchange between MultiWave CoreDirectors, allowing carriers to provision new services automatically and in real-time.

LightWorks OS allows carriers to decouple the growth of operations tasks from the growth of network traffic.

      To get the most from their diverse service offerings and varied physical plant, carriers are looking beyond "one-size-fits-all" transport protection options. Some applications call for ring protection, others for linear line protection, while some broadband data applications are best served by path-level fast mesh protection. MultiWave CoreDirector supports all these applications, allowing multiple concurrent protection mechanisms. These include software-defined rings (VLSR(TM)), standards-compliant linear APS protection, and FastMesh(TM) path-level restoration.

SERVICE DELIVERY

      The MULTIWAVE EDGEDIRECTOR 500(TM) is a multi-service transport platform designed for the high capacity requirements of public carrier networks. The MultiWave EdgeDirector 500 enables public carriers to efficiently transport voice and data services such as Transparent LAN ("local area network"), Router IP, VPN ("Virtual Private Networks"), Voice, and Private Line Services over a single integrated fiber optic access and interoffice network. Previously, in order to offer its customers ATM, IP and voice services a carrier would have to purchase and deploy service-specific network elements such as ATM switches, IP routers and SONET ADMs. MultiWave EdgeDirector is designed to lower network equipment costs by enabling a carrier deliver ATM, IP and voice services from a single network element. The initial release of MultiWave EdgeDirector is commercially available. We expect to release additional versions of the MultiWave EdgeDirector over the next year to expand upon the functionality of the initial release to address specific customer and market requirements.

      MultiWave EdgeDirector is designed to integrate support of a wide range of traditional and new services onto a single platform. It also integrates the functions of DLCs, SONET/SDH ADMs, DCSs, access concentrators and access routers into one network element, including the TDM 3/1/0 grooming functions. In addition, the MultiWave EdgeDirector supports up to 280 DS1s, 20 DS3s or 10/100Base-T interfaces.

      When deployed, the MultiWave EdgeDirector 500:

      -     Frees up bandwidth wasted by SONET/SDH transport;

      - Leverages the existing switching, routing, and fiber access infrastructure;

      -     Accelerates service turn-up;

      -     Reduces operational expenses and net management overhead; and

      -     Reduces space, power, and cabling requirements.

PRODUCT DEVELOPMENT
--------------------------------------------------------------------------------

      The Company believes the overall growth in utilization of fiber optic telecommunications networks will lead to transmission bottlenecks in other segments of the networks where the application of optical networking technologies may provide solutions. The Company also believes there may be opportunities for it to develop products and technologies complementary to existing optical networking technologies which may broaden the Company's ability to provide, facilitate and/or interconnect with high bandwidth solutions offered throughout fiber optic networks. The Company intends to focus its product development efforts and possibly pursue strategic alliances or acquisitions to address expected opportunities in these areas.

CUSTOMERS
--------------------------------------------------------------------------------

CIENA has announced relationships with the following 26 customers:

            DOMESTICALLY:

            Alltell, Bell Atlantic, Bell South, Cable & Wireless USA, Digital Teleport, Incorporated, Enron Communications, Inc., GST Telecommunications, Inc., Intermedia Communications, Inc., IXC Communications, Inc., MCI WorldCom, Inc., RCN Corporation, Sprint Corporation, Williams Communications, Inc.

            INTERNATIONALLY:

            Cable & Wireless Communications, UK; Completel, France; Crosswave Communications, Inc., Japan; Daini Deuden Inc., Japan; GTS Network (Ireland) Ltd. (formerly Hermes Europe Railtel), UK; iaxis, Ltd., UK; Japan Telecom Co., Ltd., Japan; KDD/Teleway Japan Corporation, Japan; Racal Telecom, UK; TANet, UK; Telecom Developpement, France; Telia AB, Sweden, MobilCom AG, Germany.

In addition CIENA has several unannounced customer relationships.

PROSPECTIVE CUSTOMERS BY CATEGORY

      INTEREXCHANGE CARRIERS (IXCS)

      The initial deployments of CIENA's bandwidth enhancing optical transport equipment occurred in the core of the U.S. long-distance network with the interexchange carriers or IXCs. IXCs provide connections between local exchanges in different geographic areas. In recent years, incumbent IXCs such as Sprint, MCI WorldCom and AT&T have seen increased competition from emerging long-distance carriers such as Qwest Communications ("Qwest"), Global Crossing, IXC Communications Inc. ("IXC") and Level 3 Communications ("Level 3"). Consolidation in this space is happening at a rapid pace. Most recently MCI WorldCom and Sprint have announced their intention to merge. We expect that continued competition in long-distance call rates, as well as the carriers' desire for market and service differentiation, will continue to drive demand for the increased capacity and features offered by CIENA's optical networking equipment.

      COMPETITIVE LOCAL EXCHANGE CARRIERS (CLECS)

      Deregulation has fueled the growth of U.S. competitive local exchange carriers or CLECs. The Company believes that in the short-term, CLECs could benefit from the hesitancy of incumbent local exchange carriers, such as the Regional Bell Operation Companies ("RBOCs"), to open their local markets to competitors, and that these CLECs are likely to move aggressively to capitalize on opportunities in the local area. CIENA recognized revenues from CLEC customers in fiscal 1999 and expects that tactical CLEC applications for its long-haul products, as well as the short-distance products, will be well-suited to CLEC network applications.

      INTERNATIONAL COMPETITIVE CARRIERS

      New competitive carriers are emerging as a result of deregulation in the international telecommunications markets as well. CIENA has concentrated its sales efforts on these emerging carriers as opposed to the traditional carriers or PTTs. During Fiscal 1999, CIENA increased its international customer base from nine to fourteen customers. In many cases, these new competitive carriers do not have the installed fiber base of the larger carriers and therefore are in need of the scalable bandwidth CIENA's optical transport systems offer. In addition, because of the economies and flexibility afforded by the application of DWDM technology, CIENA's equipment is being used on several new builds where the service provider is physically constructing the network. The Company expects that in the near-term, the majority of its international revenue will come from these smaller, more aggressive competitive carriers, and will continue to concentrate its sales efforts accordingly.

      NON-TRADITIONAL TELECOMMUNICATION SERVICE PROVIDERS

      The growth of the Internet has produced traffic growth substantial enough to attract new, non-traditional telecommunication service providers to compete in this market as well. Both domestically and internationally, companies with rights-of-way, such as utility companies, cable TV providers, and railroads are capitalizing on their "network" ( whether a pipeline, a railroad, or a highway), and in some cases, are laying optical fiber and constructing telecommunications networks along those rights-of-way. The transmission capabilities of CIENA's optical networking equipment enables these new carriers to provide competitive services while purchasing and laying a minimal amount of fiber optic cable.

      INCUMBENT LOCAL EXCHANGE CARRIERS

      Incumbent local exchange carriers, such as the RBOCs, are very active in interoffice and local exchange markets and, under the Telecommunications Act of 1996, RBOCs are eligible to enter the long distance market once they have met certain requirements for opening their local markets to competition. The Company anticipates that one or more of the RBOCs will move aggressively to offer long distance services, although the timing of that move is uncertain, and the question of how such a move will be implemented is unclear -- e.g., through the establishment of owned network facilities, through the purchase of long distance capacity from other long distance carriers, or through some combination of the two.

      Regardless of the timing of any such move, the Company believes there may be limited opportunities for in-region deployment of the Company's long distance optical transport products in certain RBOCs. RBOC mergers currently under consideration could greatly expand the geographic reach of the combined companies, such that opportunities for in-region deployment of the Company's products could be enhanced.

MARKETING AND DISTRIBUTION
--------------------------------------------------------------------------------

      The Company's systems require a relatively large investment, and the Company's target customers in the fiber optic telecommunications market -- where network capacity and reliability are critical -- are highly demanding and technically sophisticated. There are only a small number of such customers in any country or geographic market. Also, every network operator has unique configuration requirements, which impact the integration of optical networking systems with existing transmission equipment. The convergence of these factors leads to a very long sales cycle for optical networking equipment, often more than a year between initial introduction to the Company and commitment to purchase, and has further led CIENA to pursue sales efforts on a focused, customer-by-customer basis. See Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Risk Factors."

      The Company has organized its resources for the separate but coordinated approach to United States and international customers. In the United States market, a sales team, comprised of an account manager, systems engineers and technical support and training personnel, is assigned responsibility for each customer account, and for the coordination and pursuit of sales contacts. In the international market, the Company currently pursues prospective customers through direct sales efforts, as well as through distributors, independent marketing representatives and independent sales consultants. The Company has established CIENA Communications, Inc. as a wholly-owned subsidiary to coordinate worldwide sales, marketing, customer service and installation support functions. CIENA Communications Japan, Ltd. is a wholly-owned subsidiary established to coordinate sales, marketing and customer service efforts in Japan, the Pacific Rim and other Asian areas. The Company has established CIENA Limited as a wholly-owned subsidiary in the U.K. to facilitate European, and Middle Eastern sales. Through its subsidiaries, the Company has established offices in the U.S., Europe and Latin America, including offices in the U.K., Germany, France, Spain, Mexico and Brazil. The Company has distributor or marketing representative arrangements, including agreements with agents in Italy, the Republic of Korea, Japan, Venezuela, Columbia and Chile.

      In support of its worldwide selling efforts, the Company conducts marketing communications programs intended to position and promote its products within the telecommunications industry. Marketing personnel also coordinate the Company's participation in trade shows and conduct media relations activities with trade and general business publications.

MANUFACTURING
--------------------------------------------------------------------------------

      The Company conducts most of the optical assembly, final assembly and final component, module and system test functions for its optical transport products at its manufacturing facilities in Maryland. It also manufactures the in-fiber Bragg gratings and Erbium-doped fiber amplifiers used in its optical transport product lines. The Company expects the majority of the manufacturing associated with its MultiWave CoreDirector and MultiWave EdgeDirector products will be performed by third-party manufacturers, with only final system test and assembly performed at its offices in Cupertino, California and Marlborough, Massachusetts. However, the Company continues to evaluate whether a portion of the manufacturing of modules for its optical transport products can be done on a reliable and cost-effective basis by third party manufacturers.

      The Company believes that portions of its manufacturing technologies and processes represent a key competitive advantage and has accordingly invested significantly in automated production capabilities and manufacturing process improvements and expects to further enhance its manufacturing process with additional production process control systems. Certain critical manufacturing functions require a highly skilled work force, and the Company puts significant efforts into training and maintaining the quality of its manufacturing personnel.

      The Company's optical transport product lines utilize in excess of 1,400 parts, many of which are customized for the Company. Component suppliers in the specialized, high technology end of the optical communications industry are generally not as plentiful or, in some cases, as reliable, as component suppliers in more mature industries. The Company regularly turns to component suppliers that may not have had an opportunity to demonstrate the ability to increase their production to keep pace with the Company's needs. Certain key optical and electronic components used in the Company's optical transport systems are currently available only from sole sources. The Company has from time to time experienced minor delays in the receipt of these components, variations in the quality of the components, and a lengthening of the lead times for some components. Any future difficulty in obtaining sufficient and timely delivery of components could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations. While alternative suppliers have been identified for certain other key optical and electronic components, those alternative sources have not been qualified. The time and expense involved in qualifying each additional source are significant. Accordingly, the Company will for the near term continue to be dependent on sole and single source suppliers of certain key components. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors."

COMPETITION
--------------------------------------------------------------------------------

      Competition in the telecommunications equipment industry is intense, particularly in that portion of the industry devoted to delivering higher bandwidth and more cost effective services throughout the telecommunications network. The Company believes that its position as a leading supplier of open architecture optical networking equipment and the field-tested design and performance of its optical transport products give it a current competitive advantage and expects to leverage that advantage in bringing its core switching and service delivery products to market. However, intensifying competition is a material risk factor facing the Company in fiscal 2000. See Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations-Risk Factors."

The competition faced by the Company is dominated by a small number of very large, usually multinational, vertically integrated companies, each of which has substantially greater financial, technical and marketing resources, and greater manufacturing capacity as well as more established customer relationships with long distance carriers than the Company. Included among the Company's competitors are Lucent Technologies Inc., ("Lucent"), Northern Telecom Inc. ("Nortel"), Alcatel Alsthom Group ("Alcatel"), NEC Corporation ("NEC"), Pirelli SpA, Siemens AG ("Siemens"), Fujitsu Group ("Fujitsu"), Hitachi Ltd. ("Hitachi") and Telefon AB LM Ericsson ("Ericsson"). The Company also believes that several new companies will attempt to break into the rapidly emerging optical networking market. Each of the Company's major competitors is believed to be in various stages of development, introduction or deployment of products directly competitive with the Company's optical transport, core switching and service delivery systems.

      In addition to optical networking equipment suppliers, traditional TDM-based transmission equipment suppliers compete with the Company in the market for transmission capacity. Lucent, Alcatel, Nortel, Fujitsu, Hitachi and

NEC are already providers of a full complement of such equipment. These and other competitors have introduced or are expected to introduce equipment which will offer 10 Gb/s transmission capability.

      Competition in the optical networking market is broadly based on varying combinations of price, manufacturing capacity, timely delivery, system reliability, service commitment and installed customer base, as well as on the comprehensiveness of the system solution in meeting immediate network needs and foreseeable scalability requirements. The Company's customers are under increasing competitive pressure to deliver their services at the lowest possible cost. This pressure may result in pricing for optical networking systems becoming a more important factor in customer decisions, which may favor larger competitors that can spread the effect of price discounts in their optical networking product lines across an array of products and services, and across a customer base which are larger than the Company's.

      New competitors may also emerge to compete with our existing products as well as our future products. There has been an increase in funding of new companies intending to develop new products for the optical networking market. These companies have time to market advantages due to the narrow and exclusive focus of their efforts. In particular, a number of companies, including several start-ups, have announced products that compete with our MultiWave CoreStream, Multiwave Metro, MultiWave CoreDirector and MultiWave EdgeDirector products.

PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

      The Company has licensed certain key enabling technologies with respect to the production of in-fiber Bragg gratings, utilized publicly available technology associated with Erbium-doped fiber amplifiers, and applied its design, engineering and manufacturing skills to develop its optical transport systems. These licenses expire when the last of the licensed patents expires or is abandoned. The Company also licenses from third parties certain software components for its network management software. These software licenses are perpetual but will generally terminate after an uncured breach of the agreement by the Company. The Company has registered trademarks for CIENA, WaveWatcher, MODULE SCOPE and CIENA Optical Communications. The Company also relies on contractual rights, trade secrets and copyrights to establish and protect its proprietary rights in its products.

      The Company intends to enforce vigorously its intellectual property rights if infringement or misappropriation occurs.

      The Company's practice is to require its employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements with the Company. These agreements acknowledge the Company's exclusive ownership of all intellectual property developed by the individual during the course of his work with the Company and require that all proprietary information disclosed to the individual will remain confidential. The Company's employees generally also sign agreements not to compete with the Company for a period of twelve months following any termination of employment.

      As of October 1999, the Company had received twenty-nine United States patents, and had one hundred twenty-three pending patent applications. Of the United States patents that have been issued to the Company, the earliest any will expire is 2012. Pursuant to an agreement between the Company and General Instrument Corporation dated March 10, 1997, the Company is a co-owner with General Instrument Corporation of a portfolio of 27 United States and foreign patents relating to optical communications, primarily for video-on-demand applications. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors." The Company has also acquired from Tyco Submarine Systems, Ltd. (TSSL), U.S. Patent No. 5,173,957 and eight corresponding foreign patents based thereon as well as a license to a portfolio of seven U.S. patents owned by TSSL.

STRATEGY
--------------------------------------------------------------------------------

      CIENA's strategy has been and will continue to be to maintain and build upon its market leadership in the deployment of optical networking systems and to leverage the Company's high-bandwidth technologies in order to provide solutions for both voice and data communications-based network architectures. Important elements of CIENA's strategy include:

- MAINTAIN LEADERSHIP IN DEPLOYMENT OF OPTICAL NETWORKING SOLUTIONS. The Company believes that the technological, operational and cost benefits of the Company's optical networking solutions create competitive advantages for telecommunications carriers worldwide, which are being pressed by their customers to deliver services to address the dramatic growth in Internet and other data communications traffic. The Company also believes that achieving early widespread operational deployment of its systems in a particular carrier's network will provide CIENA significant competitive advantages with respect to additional optical networking deployments and will enhance its marketing to other carriers as a field proven supplier. The Company therefore intends to continue aggressively serving its existing customers while actively pursuing additional optical networking deployment opportunities among fiber optic carriers in domestic and foreign long distance, interoffice and local exchange markets. The Company intends to emphasize its global service and support excellence as a differentiating factor in its efforts to maintain and enhance its market position.

- CONTINUE TO EMPHASIZE TECHNICAL SUPPORT AND CUSTOMER SERVICE. The Company markets technically advanced systems to sophisticated customers. The nature of the Company's systems and market require a high level of technical support and customer service, including installation assistance. The Company's efforts to develop substantial customer service and installation support organization were significantly enhanced with the acquisition of ATI Telecom International, Ltd. ("Alta") in February of 1998. Through the combination of its existing technical support and customer service operations and Alta, CIENA offers complete engineering, furnishing and installation services in addition to full-time customer support from selected locations worldwide where it develops significant customer relationships.

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

- EXPAND SALES AND MARKETING EFFORTS. The nature of the target customer base for all MultiWave product lines requires a focused sales effort on a customer-by-customer basis. The Company will continue to increase its sales and marketing efforts by focusing on the worldwide market of fiber optic carriers. The Company increased the number of optical transport customers from fourteen in 1998 to twenty-seven during 1999. In addition, CIENA significantly increased its international presence, particularly in Europe, growing the number of international customers from nine to fourteen and the percentage of revenues from international customers from approximately 23% of total revenue in 1998 to approximately 44% of revenue in 1999. The Company will continue to strengthen its marketing programs and to increase its international presence through both direct sales and international distributor relationships.

- LEVERAGE THE COMPANY'S HIGH BANDWIDTH TECHNOLOGIES AND KNOW-HOW. The Company believes the overall growth in demand for bandwidth and the need for high bandwidth services in telecommunications networks will lead to transmission bottlenecks in other segments of the networks where the application of optical technologies and other high bandwidth enabling technologies may provide solutions, either within existing network architectures, or as part of the design and development of alternative data communications-based network architectures. The Company expects to leverage the core competencies it has developed in the design, development and manufacturing of the MultiWave product lines by pursuing new product development efforts, and strategic alliances or acquisitions, to address these expected opportunities. The Company intends to move aggressively to maintain leadership in the design and development of communications equipment and software which will both respond to customer needs and help the customers move toward newer, higher capacity, more cost-efficient network designs for the future.

EMPLOYEES
--------------------------------------------------------------------------------

      As of October 31, 1999, the Company and its subsidiaries employed 1,928 persons, of whom 416 were primarily engaged in research and development activities, 682 in manufacturing, 404 in installation services, 251 in sales, marketing, customer support and related activities and 175 in administration. None of the Company's employees are currently represented by a labor union. The Company considers its relations with its employees to be good.

      DIRECTORS AND EXECUTIVE OFFICERS

      The table below sets forth certain information concerning each of the directors and executive officers of the Company:

             Name                     Age                                  Position
--------------------------------    -------         ----------------------------------------------------------
Patrick H. Nettles, Ph.D.(1)          56            President, Chief Executive Officer and Director
Gary B. Smith                         39            Senior Vice President, Chief Operating Officer
Joseph R. Chinnici                    45            Senior Vice President, Finance and Chief Financial Officer
Steve W. Chaddick                     48            President, Core Switching Division
Michael A. Champa                     48            President, Access Systems Division
Mark Cummings                         48            Senior Vice President, Operations
Jesus Leon                            55            Senior Vice President, Products and Technology
Rebecca K. Seidman                    53            Senior Vice President, Human Resources Development
Stephen B. Alexander                  40            Vice President, Chief Technology Officer
Charles Chi                           33            Vice President, Marketing
Michael O. McCarthy                   34            Vice President, General Counsel and Secretary
Andrew C. Petrik                      36            Vice President, Controller and Treasurer
Michael J. Zak(1)(2)(3)               46            Director
Harvey B. Cash(1)(2)                  61            Director
Billy B. Oliver(1)(2)                 74            Director
Stephen P. Bradley, Ph.D.(1)(3)       58            Director
John R. Dillon(1)(3)                  58            Director

----------

(1) The Company's Directors hold staggered terms of office, expiring as follows: Messrs Bradley and Oliver in 2000; Messrs Dillon and Nettles in 2001; and Messrs Cash and Zak in 2002

(2)   Member of the Human Resources Committee

(3)   Member of the Audit Committee

      PATRICK H. NETTLES, PH.D., has served as Chief Executive Officer and Director of the Company since February 1994, and as Director, President and Chief Executive Officer since April 1994. Dr. Nettles serves as a Trustee for the California Institute of Technology and also serves on the Advisory Board to the President at Georgia Institute of Technology. From 1992 until 1994, Dr. Nettles served as Executive Vice President and Chief Operating Officer of Blyth Holdings Inc., a publicly-held supplier of client/server software. From late 1990 through 1992, Dr. Nettles was President and Chief Executive Officer of Protocol Engines Inc., a development stage enterprise, formed as an outgrowth of Silicon Graphics Inc., and targeted toward very large scale integration based solutions for high-performance computer networking. From 1989 to 1990, Dr. Nettles was Chief Financial Officer of Optilink, a venture start-up which was acquired by DSC Communications. Dr. Nettles received his B.S. degree from the Georgia Institute of Technology and his Ph.D. from the California Institute of Technology.

      GARY B. SMITH has served as Senior Vice President, Chief Operating Officer since August 1999 and from September 1998 to August 1999, served as Senior Vice President Worldwide Sales and was previously Vice President of International Sales since joining the Company in November 1997. From June 1995 to October 1997, Mr. Smith served as Vice President, Sales and Marketing for Intelsat and from August 1991 to May 1995, Mr. Smith served as Vice President of Sales and Marketing for Cray Communications, Inc. Mr. Smith received an M.B.A. from Ashridge Management College, U.K.

      JOSEPH R. CHINNICI joined the Company in September 1994 as Controller, and became Vice President, Finance and Chief Financial Officer in May 1995. He was promoted to Senior Vice President Finance and Chief Financial Officer in August 1997. From 1993 through 1994, Mr. Chinnici served as a financial consultant for Halston Borghese Inc. From 1977 to 1993, Mr. Chinnici held a variety of accounting and finance assignments for Platex Apparel, Inc. (now a division of Sara Lee Corporation), ending this period as Director of Operations Accounting and Financial Analysis. Mr. Chinnici currently serves on the board of directors for Online Technologies Group, Inc. Mr. Chinnici holds a B.S. in accounting from Villanova University and an M.B.A. from Southern Illinois University.

      STEVE W. CHADDICK has served as President, Core Switching Division since September 1999 and from September 1998 to August 1999, served as Senior Vice President, Strategy and Corporate Development., From September 1996 to August 1998, he served as Senior Vice President, Products and Technologies, and was previously Vice President of Product Development for the Company since joining it in 1994. Prior to joining the Company, Mr. Chaddick was Vice President of Engineering at AT&T Tridom, a company he co-founded in 1983 and which was acquired by AT&T in 1988. Mr. Chaddick holds several patents in the area of WDM systems and techniques, and serves on the Advisory Board of the School of Electrical and Computer Engineering at Georgia Institute of Technology. Mr. Chaddick received both his B.S. and M.S. degrees in electrical engineering from the Georgia Institute of Technology.

      MICHAEL A. CHAMPA has served as President, Access Systems Division since joining the Company in July 1999. From June 1997 to June 1999, Mr. Champa was President and CEO of Omnia Communications, Inc., and a co-founder of that company. From April 1992 to May 1997, Mr. Champa served as Vice President, Worldwide Sales and Service at Cascade Communications. Mr. Champa has a B.A. degree from the University of Massachusetts at Amherst as well as M.B.A. and M.P.A. degrees from Suffolk University.

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

      JESUS LEON has served as Senior Vice President Products and Technology since September 1998 and Vice President, Access Products since joining the Company in November 1996. From December 1995 to October 1996, Mr. Leon served as Vice President, Engineering, for the Access Systems Division of Alcatel ("Alcatel"). Prior to December 1996, Mr. Leon served in various positions with Alcatel with responsibility for over 1,200 engineers in Europe, Australia and South Africa. Mr. Leon holds a B.S.E.E. and M.E. from the University of Florida, an A.B.D. (all but doctoral dissertation) from the Georgia Institute of Technology and an M.B.A. from Georgia State University.

      REBECCA K. SEIDMAN joined the Company in April 1996 as Director of Human Resources Development, and was promoted to Vice President, Human Resources Development in June 1996. She was promoted to Senior Vice President, Human Resources Development in August 1999. From 1984 until joining the Company, Ms. Seidman served consecutively as Director of Marketing, Vice President, Administration, and Principal of Walpert, Smullian & Blumenthal, P.A., a regional accounting and consulting firm. Ms. Seidman holds a B.A. degree in economics and political science from Goucher College and is the co-author of Total Quality Distribution, a book discussing practical applications of Total Quality in the wholesale distribution industry.

      STEPHEN B. ALEXANDER has served as Vice President, Chief Technology Officer since September 1998, and Vice President, Transport Products from September 1996 to August 1998. He was previously Director of Lightwave Systems at the Company since joining it in 1994. From 1982 until joining the Company, he was employed at MIT Lincoln Laboratory, where he last held the position of Assistant Leader of the Optical Communications Technology Group. Mr. Alexander is an Associate Editor for the Journal of Lightwave Technology and a General Chair of the conference on Optical Fiber Communication (OFC) for 1997. Mr. Alexander received both his B.S. and M.S. degrees in electrical engineering from the Georgia Institute of Technology.

      CHARLES CHI has served as the Company's Vice President, Marketing since April 1999. From March 1998 to March 1999 Mr. Chi served as Vice President of Marketing and co-founder of Lightera Networks, Inc. From November 1997 to March 1998 Mr. Chi was Director of Partnership and Alliance Marketing with the Company. From May 1995 to November 1997, Mr. Chi was with Cisco Systems in sales and marketing, most recently as the Group Manager for carrier ATM systems. From 1988 to 1995, Mr. Chi held both technical and group management positions with AT&T Canada and Bell Canada in marketing, sales and corporate engineering. Mr. Chi earned his Bachelor of Engineering in Systems and Computer Engineering from Carleton University in Ottawa.

      MICHAEL O. MCCARTHY has served as the Company's Vice President & General Counsel since July 1999 and previously served as the Assistant General Counsel since joining the Company in September 1997. From June 1996 to September 1997, Mr. McCarthy was a Corporate Counsel in MCI Communications Corporation's mergers and acquisitions group. Prior to joining MCI, Mr. McCarthy was an attorney with Hogan & Hartson's corporate and securities group where he served as outside counsel for a variety of emerging companies. Mr. McCarthy holds a B.A. degree in Mathematical Economics from Colgate University and a J.D. degree from Vanderbilt University's School of Law.

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

      MICHAEL J. ZAK has been a Director of the Company since December 1994. He has been employed by Charles River Ventures of Waltham, Massachusetts since 1991. From 1986 through 1991, he was a founder and corporate officer of Concord Communications, Inc., a developer of network management software. He is a director of four other private companies. Mr. Zak has a B.S. degree in engineering from Cornell University and an M.B.A. from Harvard Business School.

      HARVEY B. CASH has been a Director of the Company since April 1994. Mr. Cash is a general partner of InterWest Partners, a venture capital firm in Menlo Park, California which he joined in 1985. Mr. Cash serves on the board of directors of Liberte, Inc., PANJA Corporation, and i2 Technologies Inc.. He is also an advisor to Austin Ventures. Mr. Cash received a B.S. in electrical engineering from Texas A&M University and an M.B.A. from Western Michigan University. Mr. Cash served on the board of directors of Benchmarq Microelectronics from 1990 to 1999, and on the board of directors of Aurora Electronics, Inc. from 1991 to 1999.

      BILLY B. OLIVER has been a Director of the Company since June 1996. Since his retirement in 1985 after nearly 40 years of services at AT&T, Mr. Oliver has worked as a self-employed communications consultant. During his last 15 years with AT&T, he held the position of Vice President, Engineering Planning and Design, where he was directly involved in and had significant responsibility for the evolution of AT&T's long distance network during that period. He was a co-recipient of the Alexander Graham Bell Medal for the conception and implementation of

Nonhierarchical Routing in AT&T's network. Mr. Oliver is also a director of Enterprise Network Services Inc. and Communications Network Enhancement Inc. Mr. Oliver earned his B.S.E.E. degree from North Carolina State University.

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

      JOHN R. DILLON became a Director of the Company in October 1999. Mr. Dillon's experience includes a variety of positions at such companies as The Coca-Cola Company, Scientific Atlanta and Fuqua National, where he served as President. Mr. Dillon was instrumental in taking Cox Communications private in 1985 and merging it with Cox Newspapers to form Cox Enterprises at which time he was elected Senior Vice President, CFO and a member of the board of directors. At Cox Enterprises, he was responsible for all corporate financial activities as well as planning and development, until his retirement in December 1996. He continued to serve on the Boards of TCG and Cox Communications for two years following his retirement from Cox Enterprises. Mr. Dillon holds an MBA from Harvard Business School and a BEE degree from Georgia Institute of Technology, where he was elected to the Academy of Distinguished Engineering Alumni in 1997. He was a founding director of the Georgia Center for Advanced Telecommunications Technology and currently serves on the Georgia Institute of Technology National Advisory Board.

ITEM 2. PROPERTIES

      All of the Company's properties are leased. The Company's principal executive offices, sales and marketing functions are located in Linthicum, Maryland in a 68,000 square foot facility. The Company's product development functions are located in a 96,000 square foot facility in Linthicum, Maryland; a 27,500 square foot facility in Alpharetta, Georgia; and a 8,700 square foot facility in Santa Barbara, California. Combined product development and manufacturing functions are also located in a 43,000 square foot facility in Marlborough, Massachusetts; and in three facilities with a total of approximately 27,000 square feet located in Cupertino, California. The Company has leased an additional facility of approximately 109,000 square feet in Cupertino, California, where it intends to transfer the current Cupertino product development and manufacturing functions in the second quarter of fiscal 2000. The Company intends to sublease the vacated Cupertino facilities. The Company also has manufacturing facilities located in both Savage and Linthicum, Maryland which consist of four facilities with a total of approximately 210,000 square feet that are used for such functions as manufacturing production, systems integration and test, pilot production and customer service and support. The Company's primary engineering, furnishment and installation facility is located in a 26,000 square foot facility located in Duluth, Georgia. The Company has sales, marketing and customer support offices located in Overland Park, Kansas; Richardson, Texas; Tulsa, Oklahoma; Middletown, New Jersey; Boca Raton, Florida; Denver, Colorado; Minneapolis, Minnesota; Portland, Oregon; Bellevue, Washington; Edmonton, Canada; London, England; Paris, France; Brussels, Belgium; Frankfurt, Germany; Tokyo, Japan; Sao Paulo, Brazil; and Mexico City, Mexico.

ITEM 3. LEGAL PROCEEDINGS

CLASS ACTION LITIGATION

      A class action complaint was filed on August 26, 1998 in U.S. District Court for the District of Maryland entitled Witkin et al. v. CIENA Corporation et al. (Case No. Y-98-2946). Several other complaints, substantially similar in content were consolidated by court order on November 30, 1998. An amended, consolidated complaint was filed on February 16, 1999. On July 19, 1999 the United States District Court dismissed the suit with leave to amend before any discovery had been taken. On August 20, 1999, plaintiffs filed a second amended class action complaint alleging that CIENA and certain officers and directors violated certain provisions of the federal securities laws, including Section 10(b) and Rule 10b-5 under the Securities Exchange Act of 1934, by making false statements, failing to disclose material information and taking other actions intending to artificially inflate and maintain the market price of CIENA's common stock during the Class Period of May 21, 1998 to September 14, 1998, inclusive. The plaintiffs intend to seek certification of the suit as a class action on behalf of all persons who purchased shares of CIENA's common stock during the Class Period and the awarding of compensatory damages in an amount to have been determined at trial together with attorneys' fees. CIENA has filed, and the parties have fully briefed, a motion to dismiss the second amended complaint. CIENA believes the suit is without merit and CIENA intends to continue to defend the case vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

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

                                                              Price Range of Common Stock
                                                               High              Low
                                                              ------           ------
Fiscal Year 1998
     First Quarter ended January 31, 1998 ...............     $63.56           $47.44
     Second Quarter ended April 30, 1998 ................     $58.25           $37.25
     Third Quarter ended July 31, 1998 ..................     $92.38           $46.88
     Fourth Quarter ended October 31, 1998...............     $75.88           $ 8.13
Fiscal Year 1999
     First Quarter ended January 31, 1999 ...............     $23.00           $12.44
     Second Quarter ended April 30, 1999 ................     $29.25           $16.63
     Third Quarter ended July 31, 1999 ..................     $37.75           $22.69
     Fourth Quarter ended October 31, 1999...............     $42.81           $29.06

      The closing sale price for the Common Stock on October 29, 1999 was $35.25.

      The market price of the Company's Common Stock has fluctuated significantly and may be subject to significant fluctuations in the future. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview and Risk Factors."

      As of October 31, 1999, there were approximately 1,661 holders of record of the Company's Common Stock and 138,187,356 shares of Common Stock outstanding.

      The Company has never paid cash dividends on its capital stock. The Company currently intends to retain earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included in Item 8. "Financial Statements and Supplementary Data". The Company has a 52 or 53 week fiscal year which ends on the Saturday nearest to the last day of October in each year. For purposes of financial statement presentation, each fiscal year is described as having ended on October 31. Fiscal 1995, 1997, 1998 and 1999 comprised 52 weeks and fiscal 1996 comprised 53 weeks.

                                                                              YEAR ENDED OCTOBER 31,
                                                   --------------------------------------------------------------------------
                                                     1995             1996            1997            1998            1999
                                                   ---------        ---------       ---------       ---------       ---------
                                                                       (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:

Revenue ....................................       $  21,691        $  88,463       $ 413,215       $ 508,087       $ 482,085
Cost of goods sold .........................          16,185           47,315         166,472         256,014         299,769
                                                   ---------        ---------       ---------       ---------       ---------
  Gross profit .............................           5,506           41,148         246,743         252,073         182,316
                                                   ---------        ---------       ---------       ---------       ---------
Operating expenses:
  Research and development .................           6,361            8,922          23,773          73,756         104,641
  Selling and marketing ....................           1,907            5,641          22,627          47,343          61,603
  General and administrative ...............           3,034            6,422          11,965          19,274          22,986
  Purchased research and development .......               -                -               -           9,503               -
  Pirelli litigation .......................               -                -           7,500          30,579               -
  Merger related costs .....................               -                -               -           2,548          13,021
                                                   ---------        ---------       ---------       ---------       ---------
Total operating expenses ...................          11,302           20,985          65,865         183,003         202,251
                                                   ---------        ---------       ---------       ---------       ---------
Income (loss) from operations ..............          (5,796)          20,163         180,878          69,070         (19,935)
Other income (expense), net ................             172              653           7,178          12,830          13,944
                                                   ---------        ---------       ---------       ---------       ---------
Income (loss) before income taxes ..........          (5,624)          20,816         188,056          81,900          (5,991)
Provision (benefit) for income taxes .......             824            3,553          72,488          36,200          (2,067)
                                                   ---------        ---------       ---------       ---------       ---------
Net income (loss) ..........................       $  (6,448)       $  17,263       $ 115,568       $  45,700       $  (3,924)
                                                   =========        =========       =========       =========       =========
Basic net income (loss) per common
   share ...................................       $   (0.51)       $    1.25       $    1.52       $    0.39       $   (0.03)
                                                   =========        =========       =========       =========       =========
Diluted net income (loss) per common
    and dilutive potential common share ....       $   (0.51)       $    0.19       $    1.10       $    0.36       $   (0.03)
                                                   =========        =========       =========       =========       =========
Weighted average basic common shares
     outstanding ...........................          12,717           13,817          75,964         117,990         133,521
                                                   =========        =========       =========       =========       =========
Weighted average basic common and
    dilutive potential common shares
    outstanding ............................          12,717           92,407         104,843         127,894         133,521
                                                   =========        =========       =========       =========       =========


                                                                                 OCTOBER 31,
                                                  ---------------------------------------------------------------------
                                                    1995            1996           1997           1998           1999
                                                  --------        --------       --------       --------       --------
BALANCE SHEET DATA:                                                            (in thousands)
Cash and cash equivalents .................       $  8,261        $ 24,040       $273,286       $250,714       $143,440
Working capital ...........................          7,221          42,240        338,078        391,305        427,471
Total assets ..............................         17,706          79,676        468,247        602,809        677,835
Long-term obligations, excluding
  current portion .........................          2,074           3,465          1,900          3,029          4,881
Mandatorily redeemable preferred stock ....         14,454          40,404              -              -              -
Stockholders' equity (deficit) ............         (6,662)         10,783        377,278        501,036        530,473

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the Company's consolidated financial statements and notes thereto included elsewhere in this report on Form 10-K.

OVERVIEW

      CIENA is a leader in the rapidly emerging optical networking equipment market. The Company offers a comprehensive portfolio of products for tele- and data-communications service providers worldwide. CIENA's customers include long-distance carriers, competitive local exchange carriers, Internet service providers and wholesale carriers. CIENA offers optical transport, intelligent switching and multi-service delivery systems that enable service providers to provision, manage and deliver high-bandwidth services to their customers. The Company has pursued a strategy to develop and leverage the power of disruptive technologies to change the fundamental economics of building carrier-class tele- and data-communications networks, providing its customers with a competitive advantage.

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

      On August 3, 1999, CIENA announced that the Omnia AXR 500 multi-service transport platform had been integrated into the CIENA LightWorks architecture and that CIENA had renamed the product the MultiWave EdgeDirector(TM) 500. CIENA's MultiWave EdgeDirector 500 is a next generation multi-service transport platform that combines the functions of traditional transport equipment with advanced data networking. The MultiWave EdgeDirector 500 utilizes packet and cell technology to enable service providers to cost effectively deliver traditional voice and new high-speed data services over a single optical network. The initial release of the MultiWave EdgeDirector 500 became commercially available during the fourth quarter of fiscal 1999.

      During the third quarter of fiscal 1999 both the MultiWave(R) Metro(TM), CIENA's system designed for use in metropolitan ring applications, and the MultiWave CoreStream(TM), CIENA's next generation long-distance optical transport system capable of up to 96channels of 2.5 Gb/s, became available for commercial shipments. During the fourth quarter of fiscal 1999, 10 Gb/s transmission capability of up to 48-channel configuration for its MultiWave CoreStream system became commercially available.

      CIENA intends to continue the development of the MultiWave CoreDirector(TM) product. MultiWave CoreDirector is believed to be the world's first intelligent optical core. The MultiWave CoreDirector allows carriers to deliver a full range of transport services, without costly SONET/SDH multiplexers or inflexible "wavelength only" devices. We expect that field deployable units of the MultiWave CoreDirector will be available at the end of the first calendar quarter 2000. See "Risk Factors".

      In November 1999, the Company announced it was pursuing enhancements to its MultiWave CoreStream product that enable the system to offer the optimal combination of ultra long-distance transport functionality and, channel count to further lower network costs for service providers. Using forward error correction (FEC), nonlinearity management, and dispersion mapping technologies, plus embedded software intelligence, MultiWave CoreStream will be able to support optical spans longer than 5,000 kilometers without additional optical-to-electrical signal regeneration. The Company expects to begin beta trails of the ultra long distance feature of this product in the first half of calendar 2000. See "Risk Factors".

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

      CIENA increased the number of its revenue generating optical transport equipment customers from a total of fourteen during fiscal 1998 to twenty-seven for fiscal 1999. CIENA's gross margin percentage decreased from 49.6% in fiscal 1998 to 37.8% in fiscal 1999. While this gross margin pressure continues, CIENA believes that its product and service quality, manufacturing experience, and proven track record of delivery will enable it to be successful while it concentrates on efforts to reduce product costs and maximize production efficiencies. CIENA's gross margin percentage improved each quarter of fiscal 1999 as a result of its product cost reductions and production efficiencies. Gross margin percentage improved from 31.2% in the fourth quarter fiscal 1998 to 41.0% in the fourth quarter fiscal 1999. CIENA intends to preserve and enhance its market leadership and eventually build on its installed base with new and additional products.

      Pursuit of these strategies, in conjunction with increased investments in research and development, selling, marketing, and customer service activities, will likely continue to limit CIENA's operating profitability during the first six months of fiscal 2000. CIENA intends to continue to pursue new or complementary technologies either through ongoing internal development or by acquisition in order to further broaden CIENA's product line.

      As of October 31, 1999 the Company and its subsidiaries employed approximately 1,928 persons, which was an increase of 452 persons over the approximate 1,476 employed on October 31, 1998.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED 1997, 1998 AND 1999

      REVENUE. The Company recognized $482.1 million, $508.1 million and $413.2 million in revenue for the fiscal years ended October 31, 1999, 1998 and 1997, respectively. The approximate $26.0 million or 5.1% decrease in revenue from fiscal 1998 to fiscal 1999 was largely the result of reduced selling prices. The approximate $94.9 million or 23.0% increase in revenue from fiscal 1997 to fiscal 1998 was primarily due to an increase in product shipments.

      CIENA recognized revenues from a total of twenty-seven, fourteen, and five optical equipment customers during fiscal 1999, 1998, and 1997, respectively. During fiscal year 1999 Sprint, MCIWorldCom, and GTS Network Ltd. (formerly Hermes Europe Railtel) each accounted for at least 10% or more of CIENA's revenue and all three combined accounted for 46.2% of CIENA's fiscal 1999 revenue. This compares to fiscal 1998 in which Sprint was the only 10% customer and in total accounted for 52.5% of CIENA's fiscal 1998 revenue and fiscal 1997 where both MCIWorldCom and Sprint were 10% customers and combined accounted for 88.0% of CIENA's fiscal 1997 revenue. Revenue derived from foreign sales accounted for approximately 44.3%, 23.0%, and 2.8% of the Company's revenues during fiscal 1999, 1998 and 1997, respectively.

      For fiscal 1999 CIENA's optical network equipment revenues were derived from sales of the MultiWave Sentry 4000, MultiWave Sentry 1600, MultiWave 1600, MultiWave Metro, MultiWave Firefly, MultiWave EdgeDirector 500 and MultiWave CoreStream systems. During fiscal 1998 the Company recognized revenues from sales of MultiWave Sentry 1600, MultiWave 1600, MultiWave Firefly, and MultiWave Sentry 4000 systems. For fiscal year 1997 all of the Company's optical network equipment revenues were derived from the MultiWave 1600 product. The amount of revenue recognized from MultiWave Sentry 1600 and MultiWave 1600 sales declined in fiscal 1999 as compared to fiscal 1998 and also declined in fiscal 1998 as compared to fiscal 1997. This decline in MultiWave Sentry 1600 sales in fiscal 1999 was offset by the introduction of new revenues from the MultiWave CoreStream, MultiWave EdgeDirector 500 and MultiWave Metro products in fiscal 1999 and in fiscal 1998. The decline was offset by revenue recognized from sales of MultiWave Firefly, and MultiWave Sentry 4000 systems. Fiscal 1999 revenues from MultiWave Sentry 4000 and MultiWave Firefly were comparable to the revenues recognized for these products in fiscal 1998. Revenues derived from engineering, furnishing and installation services as a percentage of total revenue were 12.1%, 9.2% and 7.0% for the fiscal years 1999, 1998, and 1997, respectively.

      Based on overall new bid activity, as well as expected network deployment plans of existing customers, the Company believes revenue growth in fiscal 2000 over fiscal 1999 is possible, but will be highly dependent on winning new bids from new and existing customers for shipments of the existing products as well as for the MultiWave CoreDirector and MultiWave EdgeDirector 500 systems. CIENA expects that field deployable units of the MultiWave CoreDirector will be available at the end of the first calendar quarter 2000. CIENA also expects the percentage of fiscal 2000 revenue derived from foreign sales to be comparable to the levels obtained during fiscal 1999. Competition of new bids is intense, and there is no assurance the Company will be successful in winning enough new bids and new customers to achieve year over year sequential growth. See "Risk Factors".

      GROSS PROFIT. Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees, inventory obsolescence costs and overhead related to the Company's manufacturing and engineering, furnishing and installation operations. Gross profit was $182.3 million, $252.1 million, and $246.7 million for fiscal years 1999, 1998, and 1997, respectively. Gross margin was 37.8%, 49.6%, and 59.7%
for fiscal 1999, 1998, and 1997, respectively. The decrease in gross profit from fiscal 1998 to fiscal 1999 and from fiscal 1997 to fiscal 1998 was largely attributable to lower selling prices.

      CIENA's gross margins may be affected by a number of factors, including continued competitive market pricing, lower manufacturing volumes and efficiencies and fluctuations in component costs. During fiscal 2000, CIENA expects to face continued pressure on gross margins, primarily as a result of substantial price discounting by competitors seeking to acquire market share. CIENA intends to counter this pressure with the addition of new products and continued product cost reduction and production efficiency programs. See "Risk Factors".

      RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $104.6 million, $73.8 million, and $23.8 million for fiscal 1999, 1998, and 1997, respectively. The approximate $30.9 million or 41.9% increase from fiscal 1998 to 1999 and the approximate $50.0 million or 210.3% increase from fiscal 1997 to 1998 in research and development expenses related to increased staffing levels, purchases of materials used in development of new or enhanced product prototypes, and outside consulting services in support of certain developments and design efforts. During fiscal 1999, 1998, and 1997 research and development expenses were 21.7%, 14.5%, and 5.8% of revenue, respectively. CIENA expects that its research and development expenditures will continue to increase in absolute dollars and perhaps as a percentage of revenue during fiscal 2000 to support the continued development of the various optical networking products, the exploration of new or complementary technologies, and the pursuit of various cost reduction strategies. CIENA has expensed research and development costs as incurred.

      SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $61.6 million, $47.3 million, and $22.6 million for fiscal 1999, 1998, and 1997, respectively. The approximate $14.3 million or 30.1% increase from fiscal 1998 to 1999 and the approximate $24.7 million or 109.2% increase from fiscal 1997 to 1998 in selling and marketing expenses was primarily the result of increased staffing levels in the areas of sales, technical assistance and field support, and increases in commissions earned, trade show participation and promotional costs. During fiscal 1999, 1998, and 1997 selling and marketing expenses were 12.8%, 9.3%, and 5.5% of revenue, respectively. The Company anticipates that its selling and marketing expenses may increase in absolute dollars and perhaps as a percentage of revenue during fiscal 2000 as additional personnel are hired and additional offices are opened to allow the Company to pursue new customers and market opportunities. The Company also expects the portion of selling and marketing expenses attributable to technical assistance and field support, specifically in Europe and Asia, will increase as the Company's installed base of operational MultiWave systems increases.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $23.0 million, $19.3 million, and $12.0 million for fiscal 1999, 1998, and 1997, respectively. The approximate $3.7 million or 19.3% increase from fiscal year 1998 to 1999 and the approximate $7.3 million or 61.1% increase from fiscal 1997 to 1998 in general and administrative expenses was primarily the result of increased staffing levels and outside consulting services. During fiscal 1999, 1998 and 1997, general and administrative expenses were 4.8%, 3.8%, and 2.9% of revenue, respectively. The Company believes that its general and administrative expenses will increase in absolute dollars and perhaps as a percentage of revenue during fiscal 2000 as a result of the expansion of the Company's administrative staff required to support its expanding operations.

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

      MERGER RELATED COSTS. The merger costs for fiscal 1999 of approximately $13.0 million were costs related to CIENA's acquisition of Omnia and Lightera. These costs include an $8.1 million non-cash charge for the acceleration of warrants based upon CIENA's common stock price on June 30, 1999 and $4.9 million for fees, legal and accounting services and other costs. The warrants were issued to one of Omnia's customers and became exercisable upon the consummation of the merger between CIENA and Omnia. The merger related costs for fiscal 1998 were costs related to the contemplated merger between CIENA and Tellabs. These costs include approximately $1.2 million in Securities and Exchange Commission filing fees and approximately $1.3 million in legal, accounting, and other related expenses.

      OTHER INCOME (EXPENSE), NET. Other income (expense), net, consists of interest income earned on the Company's cash, cash equivalents and marketable debt securities, net of interest expense associated with the Company's debt obligations. Other income (expense), net, was $13.9 million, $12.8 million, and $7.2 million for fiscal 1999, 1998, and 1997, respectively. The year to year increase in other income (expense), net, was primarily the result of the investment of the net proceeds of the Company's stock offerings and net earnings.

      PROVISION (BENEFIT) FOR INCOME TAXES. The Company's benefit for income taxes was $2.1 million or 34.5% of pre-tax losses for fiscal 1999 and provision was $36.2 million and $72.5 million or 44.2% and 38.5% of pre-tax earnings for fiscal 1998 and 1997, respectively. The benefit for fiscal 1999 was less than the expected statutory benefit of 35% due to non-deductible merger costs. The increase in the tax rate from fiscal 1997 to fiscal 1998 was primarily the result of charges for purchased research and development expenses recorded in fiscal 1998 and an adjustment to the estimated prior year state income tax liability associated with Alta operations. Purchased research and development charges are not deductible for tax purposes. Exclusive of the effect of these charges, the Company's provision for income taxes was 38.6% of income before income taxes in fiscal 1998.

      QUARTERLY RESULTS OF OPERATIONS

      The tables below set forth the operating results and percentage of revenue represented by certain items in the Company's statements of operations for each of the eight quarters in the period ended October 31, 1999. This information is unaudited, but in the opinion of the Company reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.

                                             Jan. 31,     April 30,      Jul. 31,      Oct. 31,        Jan. 31,      April 30,
                                              1998          1998          1998           1998           1999           1999
                                            ---------     ---------     ---------      ---------      ---------      ---------
Revenue ...............................     $ 145,092     $ 142,718     $ 129,116      $  91,161      $ 100,417      $ 111,490
Cost of goods sold ....................        58,980        63,915        70,431         62,688         65,778         71,238
                                            ---------     ---------     ---------      ---------      ---------      ---------
    Gross profit ......................        86,112        78,803        58,685         28,473         34,639         40,252
                                            ---------     ---------     ---------      ---------      ---------      ---------
Operating expenses:
    Research and development ..........        11,245        17,986        21,965         22,560         22,218         24,094
    Selling and marketing .............         9,975        11,107        12,937         13,324         13,608         13,092
    General and administrative ........         3,984         4,757         4,186          6,347          5,036          5,849
    Purchased research & development ..             -         9,503             -              -              -              -
    Pirelli litigation ................             -        10,000        20,579              -              -              -
    Merger related costs ..............             -             -         2,017            531              -          2,253
                                            ---------     ---------     ---------      ---------      ---------      ---------
Total operating expenses ..............        25,204        53,353        61,684         42,762         40,862         45,288
                                            ---------     ---------     ---------      ---------      ---------      ---------
Income (loss) from operations .........        60,908        25,450        (2,999)       (14,289)        (6,223)        (5,036)
Other income (expense), net ...........         3,697         3,350         2,769          3,014          3,301          3,583
                                            ---------     ---------     ---------      ---------      ---------      ---------
Income (loss) before income taxes .....        64,605        28,800          (230)       (11,275)        (2,922)        (1,453)
Provision (benefit) for income taxes ..        25,710        14,607            20         (4,137)        (1,041)          (468)
                                            ---------     ---------     ---------      ---------      ---------      ---------
Net income (loss) .....................     $  38,895     $  14,193     $    (250)     $  (7,138)     $  (1,881)     $    (985)
                                            =========     =========     =========      =========      =========      =========
Basic net income (loss) per
common share ..........................     $    0.37     $    0.13     $    0.00      $   (0.06)     $   (0.01)     $   (0.01)
                                            =========     =========     =========      =========      =========      =========
Diluted net income (loss) per
  common share and dilutive
  potential common share ..............     $    0.33     $    0.12     $    0.00      $   (0.06)     $   (0.01)     $   (0.01)
                                            =========     =========     =========      =========      =========      =========
Weighted average basic common share ...       106,405       112,302       121,820        128,384        131,202        132,530
                                            =========     =========     =========      =========      =========      =========
Weighted average basic common and
   dilutive potential common share ....       116,875       122,483       121,820        128,384        131,202        132,530
                                            =========     =========     =========      =========      =========      =========


                                            Jul. 31,        Oct. 31,
                                              1999           1999
                                            ---------      ---------
Revenue ...............................     $ 128,826      $ 141,352
Cost of goods sold ....................        79,361         83,392
                                            ---------      ---------
    Gross profit ......................        49,465         57,960
                                            ---------      ---------
Operating expenses:
    Research and development ..........        28,402         29,927
    Selling and marketing .............        16,839         18,064
    General and administrative ........         5,433          6,668
    Purchased research & development ..             -              -
    Pirelli litigation ................             -              -
    Merger related costs ..............        10,768              -
                                            ---------      ---------
Total operating expenses ..............        61,442         54,659
                                            ---------      ---------
Income (loss) from operations .........       (11,977)         3,301
Other income (expense), net ...........         3,492          3,568
                                            ---------      ---------
Income (loss) before income taxes .....        (8,485)         6,869
Provision (benefit) for income taxes ..        (2,928)         2,370
                                            ---------      ---------
Net income (loss) .....................     $  (5,557)     $   4,499
                                            =========      =========
Basic net income (loss) per
common share ..........................     $   (0.04)     $    0.03
                                            =========      =========
Diluted net income (loss) per
  common share and dilutive
  potential common share ..............     $   (0.04)     $    0.03
                                            =========      =========
Weighted average basic common share ...       133,016        133,808
                                            =========      =========
Weighted average basic common and
   dilutive potential common share ....       133,016        145,302
                                            =========      =========

                                           Jan. 31,   Apr. 30,   Jul. 31,    Oct. 31,    Jan. 31,    Apr. 30,    Jul. 31,   Oct. 31,
                                            1998       1998       1998        1998        1999        1999        1999        1999
                                           ------     ------     ------      ------      ------      ------      ------      ------
Revenue .................................   100.0%     100.0%     100.0%      100.0%      100.0%      100.0%      100.0%      100.0%
Cost of goods sold ......................    40.7       44.8       54.5        68.8        65.5        63.9        61.6        59.0
                                           ------     ------     ------      ------      ------      ------      ------      ------
      Gross profit ......................    59.3       55.2       45.5        31.2        34.5        36.1        38.4        41.0
Operating expenses:
      Research and development ..........     7.8       12.6       17.0        24.7        22.1        21.6        22.1        21.2
      Selling and marketing .............     6.9        7.8       10.0        14.6        13.6        11.7        13.1        12.8
      General and administrative ........     2.7        3.3        3.3         7.0         5.0         5.3         4.2         4.7
      Purchased research & development ..       -        6.7          -           -           -           -           -           -
      Pirelli litigation ................       -        7.0       15.9           -           -           -           -           -
      Merger related costs ..............       -          -        1.6         0.6           -         2.0         8.4           -
                                           ------     ------     ------      ------      ------      ------      ------      ------
Total operating expenses ................    17.4       37.4       47.8        46.9        40.7        40.6        47.8        38.7
                                           ------     ------     ------      ------      ------      ------      ------      ------
Income (loss) from operations ...........    41.9       17.8       (2.3)      (15.7)       (6.2)       (4.5)       (9.4)        2.3
Other income (expense), net .............     2.6        2.3        2.1         3.3         3.3         3.2         2.7         2.5
                                           ------     ------     ------      ------      ------      ------      ------      ------
Income (loss) before income taxes .......    44.5       20.1       (0.2)      (12.4)       (2.9)       (1.3)       (6.7)        4.8
Provision (benefit) for income taxes ....    17.7       10.2          -        (4.6)       (1.0)       (0.4)       (2.3)        1.7
                                           ------     ------     ------      ------      ------      ------      ------      ------
Net income (loss) .......................    26.8%       9.9%      (0.2)%      (7.8)%      (1.9)%      (0.9)%      (4.4)%       3.1%
                                           ======     ======     ======      ======      ======      ======      ======      ======

      CIENA's quarterly operating results have varied and are expected to vary significantly in the future. The Company's detailed discussion of risk factors addresses the many factors that have caused such variation in the past, and may cause similar variations in the future. See "Risk Factors". In addition to those factors, in fiscal 1998, the distraction attendant to the aborted Tellabs merger had a significant, though difficult to quantify impact on CIENA's operations in the third and fourth quarter. But apart from the distraction factor, CIENA believes the single most significant trend affecting CIENA's financial performance is the material effect of very aggressive price discounting by competitors seeking to acquire market share in the market for high-capacity solutions. CIENA chose in the face of this pressure to continue to build market share in fiscal 1998 at the cost of declining margins. CIENA's gross margin percentage improved each quarter of fiscal 1999 as a result of its product cost reductions and production efficiencies. Gross margin percentage improved from 31.2% in the fourth quarter fiscal 1998 to 41.0% in the fourth quarter fiscal 1999. While this gross margin pressure continues, CIENA believes that its product and service quality, manufacturing experience, and proven track record of delivery will enable it to be successful while it concentrates on efforts to reduce product costs and maximize production efficiencies. The Company intends to continue this strategy in order to preserve and enhance its market leadership and eventually build on its installed base with new and additional products. Pursuit of this strategy, in conjunction with increased investments in selling, marketing, and customer service activities, will likely continue to limit the Company's operating profitability over at least the first half of fiscal 2000. See "Risk Factors".

LIQUIDITY AND CAPITAL RESOURCES

      CIENA completed its initial public offering of Common Stock in February 1997 and realized net proceeds of approximately $121.8 million with an additional $0.6 million received from the exercise of certain outstanding warrants. In July 1997, CIENA completed a public offering of Common Stock and realized net proceeds of approximately $52.2 million. During fiscal 1997, 1998, and 1999 CIENA also realized approximately $53.1 million, $22.6 million and $11.0 million in tax benefits from the exercise of stock options and certain stock warrants, respectively. Also during fiscal 1997 and fiscal 1998 CIENA received approximately $5.2 million and $12.8 million, respectively, from issuance of stock associated with the initial capitalization of Omnia. During fiscal 1998 CIENA received approximately $15.5 million from the issuance of stock associated with the initial capitalization of Lightera. As of October 31, 1999, the Company had $143.4 million in cash and cash equivalents, and $119.0 million in corporate debt securities and U.S. Government obligations, with contractual maturities of six months or less.

      The Company's operating activities provided cash of $17.7 million, $26.2 million and $84.7 million for fiscal 1999, 1998 and 1997, respectively. Cash provided by operations in fiscal 1999 was primarily attributable to a net loss adjusted for the non-cash charges of depreciation amortization, provisions for inventory obsolescence and warranty, a decrease in prepaid income taxes, increases in accounts payable, and accrued expenses; offset by increases in accounts receivable and inventories. Cash provided by operations in fiscal 1997 and 1998 was principally attributable to net income adjusted for the non-cash charges of depreciation, amortization, provisions for inventory obsolescence and warranty, increases in accounts payable, and accrued expenses; offset by increases in accounts receivable and inventories.

      Cash used in investing activities in fiscal 1999, 1998 and 1997 was $149.7 million, $107.0 million and $67.0 million, respectively. Included in investment activities were additions to capital equipment and leasehold improvements in fiscal 1999, 1998 and 1997 of $46.8 million, $88.9 million and $67.0 million, respectively. The capital equipment expenditures were primarily for test, manufacturing and computer equipment. The Company expects additional combined capital equipment and leasehold improvement expenditures of approximately $55.0 million to be made during fiscal 2000 to support selling and marketing, manufacturing and product development activities and the construction of leasehold improvements for its facilities

      The Company believes that its existing cash balance and cash flows expected from future operations will be sufficient to meet the Company's capital requirements for at least the next 18 to 24 months.

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

      CIENA has concluded a comprehensive inventory and evaluation of both information technology ("IT") or software systems and non-IT systems used to run its systems. Non-IT systems typically include embedded technology such as microcontrollers. Examples of CIENA's Non-IT systems include certain equipment used for production, research, testing and measurement processes and calibration. CIENA has completed the process of upgrading or replacing those identified non-compliant systems. For the Year 2000 non-compliance systems identified, the cost of remediation was not material to CIENA's financial condition or operating results. However, if significant new noncompliance issues are identified, CIENA's results of operations or financial condition may be materially adversely affected.

      CIENA changed its main financial, manufacturing and information system to a company-wide Year 2000 compliant enterprise resource planning ("ERP") computer-based system during the fourth quarter of fiscal 1998. CIENA estimates that it has spent approximately $4.5 million on its ERP implementation. During fiscal 1999, CIENA spent approximately $400,000 to address identified Year 2000 issues. CIENA used cash from operations for Year 2000 remediation and replacement costs. Approximately less than 2% of the information technology budget was used for remediation. No other information technology projects have been deferred due to the Year 2000 efforts. CIENA has employed an independent verification consultant to validate CIENA's processes in order to assure the reliability of CIENA's risk estimates. The consultant's findings identify CIENA's processes as sufficient and our risk of negative impact as low.

      CIENA has contacted its critical suppliers to determine whether a supplier's operations, products and services are Year 2000 compliant. To date, CIENA's optical suppliers have represented that their products are Year 2000 compliant or have represented that they are in the process of becoming fully compliant by December 31, 1999. If these suppliers fail to adequately address the Year 2000 issue for the products they provide to CIENA, this could have a material adverse impact on CIENA's operations and financial results. Initial contingency plans have been developed in case CIENA or its key suppliers will not be Year 2000 compliant, and such noncompliance is expected to have a material adverse impact on CIENA's operations.

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

      -     timing and size of orders from customers

      -     the introduction of new products

      -     satisfaction of contractual customer acceptance criteria

      -     manufacturing and shipment delays and deferrals

      Our products require a relatively large investment and our target customers are highly demanding and technically sophisticated. There are only a small number of customers in each geographic market and each customer has unique needs. As a result, the sales cycles for our products are long - often more than a year between our initial introduction to the customer and their commitment to purchase.

      We budget expense levels on our expectations of long-term future revenue. These levels reflect our substantial investment in financial, engineering, manufacturing and logistics support resources we think we may need for large potential customers, even though we do not know the volume, duration or timing of any purchases from them. As a result, we may continue to experience increased inventory levels, operating expenses and general overhead.

      Additionally, our Core Switching Division and Access Systems Division have ongoing development and operating expenses but are not expected to contribute materially to revenues until calendar 2000.

CHANGES IN TECHNOLOGY OR THE DELAYS IN THE DEPLOYMENT OF NEW PRODUCTS COULD HURT OUR NEAR TERM PROSPECTS

      The market for optical networking equipment is changing at a rapid pace. The accelerated pace of deregulation in the telecommunications industry likely will intensify the competition for improved technology. Our ability to successfully develop and introduce new and enhanced products will depend upon our ability to successfully anticipate changes in technology, industry standards and customer requirements. If we fail to deploy new and improved products in a timely manner, our competitive position and financial condition would be materially and adversely affected. The complexity of the technology involved with several of our new products including the MultiWave CoreDirector and the MultiWave CoreStream products using 10 Gb/s transmission capability or ultra long-distance transport functionality could result in unanticipated delays in development and manufacturing. In addition, the complexity of technology associated with support equipment for these products could result in unanticipated delays in the deployment of these products. These delays could adversely affect our competitive and financial condition.

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

      Any delays in component availability could result in delays in deployment of these products and in recognizing revenues. These delays could adversely affect our customer relationships.

WE FACE INTENSE COMPETITION WHICH COULD HURT OUR SALES AND PROFITABILITY

      The market for optical networking equipment is extremely competitive. Competition in the optical networking market is broadly based on varying combinations of price, manufacturing capability, comprehensiveness of the system solution meeting immediate network needs and foreseeable scalability requirements. A small number of very large companies have historically dominated the telecommunications equipment industry including Lucent, Alcatel, Nortel, NEC, Pirelli, Siemens, Ericsson, Fujitsu, and Hitachi. These companies have substantial financial, marketing, manufacturing and intellectual property resources. In addition, these companies have substantially greater resources to develop or acquire new technologies. We sell systems which compete directly with product offerings of these companies and in some cases displace their legacy equipment. As such, we represent a specific threat to these companies. The continued expansion of our product offerings with products such as the MultiWave CoreDirector and MultiWave EdgeDirector likely will increase this perceived threat. We expect continued aggressive tactics from many of these competitors, including:

      -     substantial price discounting

      -     early announcements of competing products

      -     "one-stop shopping" appeals

      -     customer financing assistance

      -     intellectual property disputes

      These tactics can be particularly effective in a highly concentrated customer base such as ours. Our customers are under increasing competitive pressure to deliver their services at the lowest possible cost. This pressure may result in pricing for optical networking systems becoming a more important factor in customer decisions, which may favor larger competitors that can spread the effect of price discounts in their optical networking product lines across an array of products and services and across a customer base which is larger than ours. Our inability to compete successfully against our competitors would have a material adverse effect on our business, financial condition and results of operations.

      Several of our customers have indicated that they intend to establish a second vendor for optical transport products. We do not know when or if these customers will select a second vendor or what impact the selection might have on purchases from us. These customers could reduce their purchases from us, which could in turn have a material adverse effect on us.

      New competitors may also emerge to compete with our existing products as well as our future products. There has been an increase in funding of new companies intending to develop new products for the optical networking market. These companies have time to market advantages due to the narrow and exclusive focus of their efforts. In particular, a number of companies, including several start-ups, have announced products that compete with our MultiWave CoreStream, Multiwave Metro, MultiWave CoreDirector and MultiWave EdgeDirector products.

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPLETE DEVELOPMENT AND ACHIEVE COMMERCIAL ACCEPTANCE OF NEW PRODUCTS

      The MultiWave CoreDirector is in the customer trials phase and has not matured into commercially manufacturable units suitable for field deployment. We expect that field deployable units of the Multiwave CoreDirector will be available in the end of the first calendar quarter 2000. The MultiWave CoreStream product with ultra long-distance transport functionality is in the laboratory testing phase and has not matured into commercially manufacturable units suitable for field deployment. We expect that the MultiWave CoreStream product with ultra long-distance transport functionality will be available for customer trials in the first half of calendar 2000. The maturing process from laboratory prototype to customer trials to commercial acceptance involves a number of steps, including:

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

      - extensive quality assurance and reliability testing, and staffing of testing infrastructure

      -     software validation

      -     establishment of systems integration and burn in requirements, and

      -     identification and qualification of component suppliers

      Each of these steps in turn presents serious risks of failure, rework or delay, any one of which could materially and adversely affect the speed and scope of product introduction and marketplace acceptance of the products. Specialized ASIC's and intensive software testing and validation, in particular, are key to the timely introduction of the MultiWave CoreDirector, and schedule delays are common in the final software and validation phase, as well as in the manufacture of specialized ASICS. In addition, unexpected intellectual property disputes, failure of critical design elements, and a host of other execution risks may delay or even prevent the introduction of these products.

      If we do not develop these products in a timely manner, our competitive position and financial condition could be adversely affected. The markets for the MultiWave CoreDirector and MultiWave EdgeDirector products are relatively new. Commercial acceptance of these products also is not established and there is no assurance that the substantial sales and marketing efforts necessary to achieve commercial acceptance in traditionally long sales cycles will be successful. If the markets for these products do not develop or the products are not accepted by the market, our competitive position and financial condition could be adversely affected.

      We are in the laboratory testing phase for future releases of the MultiWave EdgeDirector product. These releases expand upon the limited functionality of the initial release of the MultiWave EdgeDirector and address anticipated market requirement. We can make no assurances about the market acceptance for the initial release of the MultiWave EdgeDirector or our ability to introduce future releases of the MultiWave EdgeDirector in a timely manner. If market acceptance of the initial or future releases of the MultiWave EdgeDirector is limited or we are unable to successfully develop future releases of the MultiWave EdgeDirector, our competitive position and financial condition could be adversely affected.

SMALLER CUSTOMERS MAY INCREASE FLUCTUATION IN OUR RESULTS

      As we continue to address smaller emerging carriers, timing and volume of purchasing from these carriers can also be more unpredictable due to factors such as their need to build a customer base, acquire rights of way and interconnections necessary to sell network service, and build out new capacity, all while working within capital budget constraints. This increases the unpredictability of our financial results because even these carriers purchase our products in multi-million dollar increments.

      Unanticipated changes in customer purchasing plans also create unpredictability in our results. Most of our anticipated revenue over the next several quarters is comprised of orders of less than $25 million each from several customers, some of which involve extended payment terms or other financing assistance. Our ability to recognize revenue from financed sales to these carriers will be impacted by their financial condition. Further, we will need to evaluate the collectibility of receivables from these carriers if their financial condition deteriorates in the future. Additionally, purchasing delays or changes in the amount of purchases by any of these customers, could have a material adverse effect on us.

WE MAY EXPERIENCE DELAYS FROM OUR SUPPLIERS AND FOR SOME ITEMS WE DO NOT HAVE SUBSTITUTE SUPPLIERS

      We depend on a small number of suppliers for components of our products, as well as equipment used to manufacture and test our products. Our highest capacity product currently being shipped, the MultiWave CoreStream which currently is capable of up to 96 channels at 2.5 Gb/s or 48 channels at 10.0 Gb/s transmission speeds, includes several higher performance components for which reliable, high volume suppliers are particularly limited. On occasion, we have experienced delays in receipt of components. Any future difficulty in obtaining sufficient and timely delivery of them could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on our business, financial condition and results of operations. Delayed deliveries of key components from these sources could have a material adverse effect on CIENA's near-term results of operations.

OUR SUCCESS LARGELY DEPENDS ON OUR ABILITY TO RETAIN KEY PERSONNEL

      Our success has always depended in large part on our ability to attract and retain highly-skilled technical, managerial, sales and marketing personnel, particularly those skilled and experienced with optical communications equipment. Our key founders and employees, together with the key founders and employees of Lightera and Omnia have received a substantial number of CIENA shares and vested options that can be sold at substantial gains. In many cases, these individuals could become financially independent through these sales, before CIENA's future products have matured into commercially deliverable products. Under the circumstances, we face a difficult and significant task of retaining and motivating these key personnel. As CIENA has grown and matured, competitors' efforts to entice our employees to leave have intensified, particularly among competitive startups and other early stage companies seeking to replicate CIENA's experience. CIENA and its employees are parties to agreements that limit the employee's ability to work for a competitor and to solicit CIENA employees and customers following termination of employment. We expect our competitors will respect these agreements and not interfere with them. However, CIENA has in the past been required and may in the future, be required to resort to legal actions to enforce these agreements. We could incur substantial costs in enforcing these claims. We can make no assurances that we will be successful in these suits, or that we will be able to retain all of our key contributors or attract new personnel to add to or replace them. The loss of key personnel would likely have a material adverse effect on our business, financial condition and results of operations.

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

OUR PROSPECTS DEPEND ON DEMAND WHICH WE CANNOT PREDICT OR CONTROL

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

      Our products enable high capacity transmission over long distance, and certain short-haul portions, of optical communications networks. Our Multiwave CoreDirector product is targeted to high capacity applications and our Multiwave EdgeDirector product is targeted to providers of integrated fiberoptic access and transport networks. Customers, however, determine:

      -     the quantity of bandwidth needed

      -     the timing of its deployment, and

      -     the equipment configurations and network architectures they want

      Customer determinations are subject to abrupt change in response to their own competitive pressures, pressures to raise capital and financial performance expectations.

OUR STOCK PRICE MAY EXHIBIT VOLATILITY

      Our common stock price has experienced substantial volatility in the past, and is likely to remain volatile in the future. Volatility can arise as a result of the activities of short sellers and risk arbitrageurs, and may have little relationship to our financial results or prospects. Volatility can also result from any divergence between our actual or anticipated financial results and published expectations of analysts, and announcements we may make. This occurred in 1998. We attempt to address this possible divergence through our public announcements and reports; however, the degree of specificity we can offer in these announcements, and the likelihood that any forward-looking statements we make will prove correct in actual results, can and will vary. This is due primarily to:

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

      -     the actions of competitors

      -     long and unpredictable sales cycles and customer purchasing programs

      - the absence of unconditional minimum purchase commitments from any customer

      - a lack of visibility into our customers' deployment plans over the course of the capital equipment procurement year, and

      - the lack of reliable data on which to anticipate core demand for high bandwidth transmission capacity and for demand for edge service delivery and optical switching products such as our MultiWave CoreDirector.

      Divergence will likely occur from time to time in the future, with resulting stock price volatility, irrespective of our overall year-to-year performance or long-term prospects. As long as we continue to depend on relatively few customers, and particularly when a substantial majority of their purchases consist of newly-introduced products like the MultiWave CoreStream, Multiwave EdgeDirector and MultiWave Metro, there is substantial risk of widely varying quarterly results.

LEGAL PROCEEDINGS COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS

      In August 1998, shareholder class action lawsuits were filed against us and certain of our officers and directors. These lawsuits, which were consolidated into one amended complaint, which was dismissed by the United States District Court on July 19, 1999, with leave to amend. On August 20, 1999 plaintiffs filed the second amended class action complaint. We have filed and briefed a motion asking the Court to dismiss the second amended complaint. We believe the allegations in the complaint are without merit and intend to defend the case vigorously. If, after discovery and trial, the case is decided adversely to CIENA, it could have a material adverse effect on our financial condition and results of operations.

SOME OF OUR SUPPLIERS ARE ALSO OUR COMPETITORS

      Some of our component suppliers are both primary sources for components and major competitors in the market for system equipment. For example, we buy certain components from:

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

      INTEREST RATE SENSITIVITY. The Company maintains a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency discount notes with an average maturity of less than six months. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at October 31, 1999, the fair value of the portfolio would decline by approximately $7.9 million. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

      FOREIGN CURRENCY EXCHANGE RISK. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically the Company's primary exposures have been related to nondollar-denominated operating expenses in Canada, Europe and Asia where the Company sells primarily in U.S. dollars. The introduction of the Euro as a common currency for members of the European Monetary Union began during the Company's fiscal year 1999. The foreign currency exposure resulting from the introduction of the Euro has been immaterial to the operating results of the Company. The Company is prepared to hedge against fluctuations in the Euro if this exposure becomes material. As of October 31, 1999 the assets and liabilities of the Company related to non-dollar denominated currencies was not material. Therefore an increase or decrease of 10 percent in the foreign exchange rate would not have a material impact on the Company's financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following is an index to the consolidated financial statements and supplementary data:

                                                                          PAGE

                                                                         NUMBER
                                                                         ------
      Report of Independent Accountants.................................   34
      Consolidated Balance Sheets.......................................   35
      Consolidated Statements of Operations.............................   36
      Consolidated Statements of Changes in Stockholders' Equity........   37
      Consolidated Statements of Cash Flows.............................   38
      Notes to Consolidated Financial Statements........................   39

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of CIENA Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in stockholders' equity present fairly, in all material respects, the financial position of CIENA Corporation and its subsidiaries at October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

McLean, VA
November 24, 1999

                                CIENA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             October 31,
                                                                                       ------------------------
                                                                                         1998           1999
                                                                                       ---------      ---------
                                             ASSETS

Current assets:
    Cash and cash equivalents ....................................................     $ 250,714      $ 143,440
    Marketable debt securities ...................................................        15,993        118,956
    Accounts receivable (net of allowance of $1,528 and $1,703) ..................        78,791        144,348
    Inventories, net .............................................................        70,908         79,608
    Deferred income taxes ........................................................        16,421         25,385
    Prepaid income taxes .........................................................        11,688              -
    Prepaid expenses and other ...................................................        11,409         21,262
                                                                                       ---------      ---------
      Total current assets .......................................................       455,924        532,999
Equipment, furniture and fixtures, net ...........................................       125,767        125,252
Goodwill and other intangible assets, net ........................................        16,270         12,635
Other assets .....................................................................         4,848          6,949
                                                                                       ---------      ---------
    Total assets .................................................................     $ 602,809      $ 677,835
                                                                                       =========      =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .............................................................     $  27,893      $  34,399
    Accrued liabilities ..........................................................        34,437         58,486
    Income taxes payable .........................................................             -          8,697
    Deferred revenue .............................................................         1,084          2,954
    Other current obligations ....................................................         1,205            992
                                                                                       ---------      ---------
      Total current liabilities ..................................................        64,619        105,528
    Deferred income taxes ........................................................        34,125         36,953
    Other long-term obligations ..................................................         3,029          4,881
                                                                                       ---------      ---------
      Total liabilities ..........................................................       101,773        147,362
                                                                                       ---------      ---------
Commitments and contingencies
Stockholders' equity:
    Preferred stock - par value $.01; 20,000,000 shares authorized; zero shares
      issued and outstanding .....................................................             -              -
    Common stock - par value $.01; 360,000,000 shares authorized;
      134,605,491 and 138,187,356 shares issued and outstanding ..................         1,346          1,382
    Additional paid-in capital ...................................................       328,821        360,082
    Notes receivable from stockholders ...........................................          (586)          (210)
    Accumulated other comprehensive income .......................................          (107)           (40)
    Retained earnings ............................................................       171,562        169,259
                                                                                       ---------      ---------
      Total stockholders' equity .................................................       501,036        530,473
                                                                                       ---------      ---------
    Total liabilities and stockholders' equity ...................................     $ 602,809      $ 677,835
                                                                                       =========      =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                CIENA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                Year Ended October 31,
                                                        ---------------------------------------
                                                          1997           1998           1999
                                                        ---------      ---------      ---------
Revenue ...........................................     $ 413,215      $ 508,087      $ 482,085
Cost of goods sold ................................       166,472        256,014        299,769
                                                        ---------      ---------      ---------
       Gross profit ...............................       246,743        252,073        182,316
                                                        ---------      ---------      ---------
Operating expenses:
       Research and development ...................        23,773         73,756        104,641
       Selling and marketing ......................        22,627         47,343         61,603
       General and administrative .................        11,965         19,274         22,986
       Purchased research and development .........             -          9,503              -
       Pirelli litigation .........................         7,500         30,579              -
       Merger related costs .......................             -          2,548         13,021
                                                        ---------      ---------      ---------
              Total operating expenses ............        65,865        183,003        202,251
                                                        ---------      ---------      ---------
Income (loss) from operations .....................       180,878         69,070        (19,935)
Interest and other income (expense), net ..........         7,586         13,143         14,448
Interest expense ..................................          (408)          (313)          (504)
                                                        ---------      ---------      ---------
Income (loss) before income taxes .................       188,056         81,900         (5,991)
Provision (benefit) for income taxes ..............        72,488         36,200         (2,067)
                                                        ---------      ---------      ---------
Net income (loss) .................................     $ 115,568      $  45,700      $  (3,924)
                                                        =========      =========      =========
Basic net income (loss) per common share ..........     $    1.52      $    0.39      $   (0.03)
                                                        =========      =========      =========
Diluted net income (loss) per common share and
       dilutive potential common share ............     $    1.10      $    0.36      $   (0.03)
                                                        =========      =========      =========
Weighted average basic common shares outstanding ..        75,964        117,990        133,521
                                                        =========      =========      =========
Weighted average basic common and dilutive
       potential common shares outstanding ........       104,843        127,894        133,521
                                                        =========      =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                CIENA CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (dollars in thousands)

                                                                                                        Notes          Accumulated
                                                                                  Additional         Receivable           Other
                                                   Common Stock                    Paid-in-             From           Comprehensive
                                             Shares              Amount            Capital          Stockholders          Income
                                          ------------        ------------       ------------       ------------       ------------
Balance of October 31, 1996 ..........      14,191,585        $        142       $        407       $        (60)      $          -
Net income ...........................               -                   -                  -                  -                  -
Translation adjustment ...............               -                   -                  -                  -                 (5)

Comprehensive income
Exercise of warrants .................         666,086                   7                  -                  -                  -
Exercise of stock options ............       3,612,182                  36                859                (73)                 -
Compensation cost of stock options ...               -                   -                 85                  -                  -
Issuance of common stock, net of
  issuance costs .....................      16,413,677                 164            179,076                 (4)                 -
Conversion of Preferred Stock ........      74,815,740                 748             40,256                  -                  -
Tax benefit from the exercise of
  stock options ......................               -                   -             29,709                  -                  -
Repayment of receivables from
  stockholders .......................               -                   -                  -                 69                  -
--------------------------------------    ------------        ------------       ------------       ------------       ------------
Balance at October 31, 1997 ..........     109,699,270               1,097            250,392                (68)                (5)
Net income ...........................               -                   -                  -                  -                  -
Translation adjustment ...............               -                   -                  -                  -               (102)

Comprehensive income
Exercise of stock options ............       2,647,907                  26              6,215               (392)                 -
Compensation of stock options ........               -                   -                 54                  -                  -
Issuance of common stock, net of
  issuance costs .....................      21,954,170                 220             28,474               (225)                 -
Tax benefit from the exercise of .....               -
  stock options ......................               -                   -             22,634                  -                  -
Repayment of receivables from
  stockholders .......................               -                   -                  -                 99                  -
Purchase acquisitions, net of
  transaction costs ..................         304,144                   3             20,817                  -                  -
Issuance of warrants for technology
  rights .............................               -                   -                235                  -                  -
--------------------------------------    ------------        ------------       ------------       ------------       ------------
Balance at October 31, 1998 ..........     134,605,491               1,346            328,821               (586)              (107)
Net loss .............................               -                   -                  -                  -                  -
Translation adjustment ...............               -                   -                  -                  -                 67

Comprehensive loss
Exercise of warrants .................         403,951                   4                  -                                     -
Exercise of stock options ............       1,721,384                  17              8,219                  -                  -
Compensation cost of stock options
  and warrants .......................               -                   -              8,521                  -                  -
Issuance of common stock, net of
  issuance costs .....................       1,456,530                  15              3,517               (481)                 -
Tax benefit from the exercise of
  stock options ......................               -                   -             11,004                  -                  -
Repayment of receivables from
  stockholders .......................               -                   -                  -                857                  -
Adjustment to conform fiscal year
  ends of pooled acquisition .........               -                   -                  -                  -                  -
--------------------------------------    ------------        ------------       ------------       ------------       ------------
Balance at October 31, 1999 ..........     138,187,356        $      1,382       $    360,082       $       (210)      $        (40)
                                          ============        ============       ============       ============       ============



                                                                  Total
                                            Retained          Stockholders'
                                            Earnings             Equity
                                          ------------        ------------
Balance of October 31, 1996 ..........    $     10,294        $     10,783
Net income ...........................         115,568             115,568
Translation adjustment ...............               -                  (5)
                                                              ------------
Comprehensive income                                               115,563
Exercise of warrants .................               -                   7
Exercise of stock options ............               -                 822
Compensation cost of stock options ...               -                  85
Issuance of common stock, net of
  issuance costs .....................               -             179,236
Conversion of Preferred Stock ........               -              41,004
Tax benefit from the exercise of
  stock options ......................               -              29,709
Repayment of receivables from
  stockholders .......................               -                  69
--------------------------------------    ------------        ------------
Balance at October 31, 1997 ..........         125,862             377,278
Net income ...........................          45,700              45,700
Translation adjustment ...............               -                (102)
                                                              ------------
Comprehensive income                                                45,598
Exercise of stock options ............               -               5,849
Compensation of stock options ........               -                  54
Issuance of common stock, net of
  issuance costs .....................               -              28,469
Tax benefit from the exercise of .....
  stock options ......................               -              22,634
Repayment of receivables from
  stockholders .......................               -                  99
Purchase acquisitions, net of
  transaction costs ..................               -              20,820
Issuance of warrants for technology
  rights .............................               -                 235
--------------------------------------    ------------        ------------
Balance at October 31, 1998 ..........         171,562             501,036
Net loss .............................          (3,924)             (3,924)
Translation adjustment ...............               -                  67
                                                              ------------
Comprehensive loss ...................                              (3,857)
Exercise of warrants .................               -                   4
Exercise of stock options ............               -               8,236
Compensation cost of stock options
  and warrants .......................               -               8,521
Issuance of common stock, net of
  issuance costs .....................               -               3,051
Tax benefit from the exercise of
  stock options ......................               -              11,004
Repayment of receivables from
  stockholders .......................               -                 857
Adjustment to conform fiscal year
  ends of pooled acquisition .........           1,621               1,621
--------------------------------------    ------------        ------------
Balance at October 31, 1999 ..........    $    169,259        $    530,473
                                          ============        ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                CIENA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       YEAR ENDED OCTOBER 31,
                                                                             ---------------------------------------
                                                                               1997           1998           1999
                                                                             ---------      ---------      ---------
Cash flows from operating activities:
  Net income (loss) ....................................................     $ 115,568      $  45,700      $  (3,924)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Adjustment to conform fiscal year ends of pooled acquisitions .....             -              -          1,621
     Non-cash charges from equity transactions .........................            85            289          8,521
     Amortization of premiums on marketable debt securities ............             -            464          1,776
     Effect of translation adjustment ..................................            (5)          (102)            67
     Purchased research and development ................................             -          9,503              -
     Write down of leasehold improvements and equipment ................           923          1,605              -
     Depreciation and amortization .....................................        10,256         33,623         50,418
     Provision for doubtful accounts ...................................           489            806            250
     Provision for inventory excess and obsolescence ...................         7,585          9,617          6,534
     Provision for warranty and other contractual obligations ..........        11,866         10,523          8,396
     Changes in assets and liabilities:
        Increase in accounts receivable ................................       (46,309)        (7,026)       (65,807)
        Increase in inventories ........................................       (35,466)       (39,416)       (15,234)
        Increase in deferred income tax assets .........................        (7,305)        (7,282)        (8,964)
        (Increase) decrease in prepaid income taxes ....................             -        (11,688)        11,688
        Increase in prepaid expenses and other assets ..................        (2,468)       (18,528)       (13,222)
        Increase (decrease) in accounts payable and accrued expenses ...        30,608         (6,288)        22,159
        Increase (decrease) in income taxes payable ....................        (3,916)           (46)         8,697
        Increase in deferred income tax liabilities ....................         4,793          5,958          2,828
        Increase (decrease) in deferred revenue and other obligations ..        (2,007)        (1,507)         1,870
                                                                             ---------      ---------      ---------
    Net cash provided by operating activities ..........................        84,697         26,205         17,674
                                                                             ---------      ---------      ---------
Cash flows from investing activities:
    Additions to equipment, furniture and fixtures .....................       (67,030)       (88,913)       (46,776)
    Purchase of marketable debt securities .............................             -        (93,869)      (274,897)
    Maturities of marketable debt securities ...........................             -         77,876        171,934
    Net cash paid for business combinations ............................             -         (2,070)             -
                                                                             ---------      ---------      ---------
        Net cash used in investing activities ..........................       (67,030)      (106,976)      (149,739)
                                                                             ---------      ---------      ---------
Cash flows from financing activities:
    Net proceeds from (repayment of) other obligations .................        (2,238)         1,148          1,639
    Net proceeds from issuance of common stock .........................       180,665         34,318         11,291
    Tax benefit related to exercise of stock options and warrants ......        53,083         22,634         11,004
    Repayment of notes receivable from stockholders ....................            69             99            857
                                                                             ---------      ---------      ---------
        Net cash provided by financing activities ......................       231,579         58,199         24,791
                                                                             ---------      ---------      ---------
        Net increase (decrease) in cash and cash equivalents ...........       249,246        (22,572)      (107,274)
Cash and cash equivalents at beginning of period .......................        24,040        273,286        250,714
                                                                             ---------      ---------      ---------
Cash and cash equivalents at end of period .............................     $ 273,286      $ 250,714      $ 143,440
                                                                             =========      =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
       Interest ........................................................     $     405      $     265      $     504
                                                                             =========      =========      =========
       Income taxes ....................................................     $  27,455      $  30,203      $     313
                                                                             =========      =========      =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
   Issuance of common stock for notes receivable from stockholders .....     $      77      $     617      $     481
                                                                             =========      =========      =========

                 The accompanying notes are an integral part of
             these supplemental consolidated financial statements.

                                CIENA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

      CIENA is a leader in the rapidly emerging optical networking equipment market. The Company offers a comprehensive portfolio of products for tele- and data-communications service providers worldwide. CIENA's customers include long-distance carriers, competitive local exchange carriers, Internet service providers and wholesale carriers. CIENA offers optical transport, intelligent switching and multi-service delivery systems that enable service providers to provision, manage and deliver high-bandwidth services to their customers. The Company has pursued a strategy to develop and leverage the power of disruptive technologies to change the fundamental economics of building carrier-class tele- and data-communications networks, providing its customers with a competitive advantage.

Principles of Consolidation

      The Company has twelve wholly owned U.S. and international subsidiaries which have been consolidated in the accompanying financial statements. The Company completed a merger with Omnia Communications, Inc. ("Omnia") a Delaware company headquartered in Marlborough, Massachusetts on July 1, 1999. On March 31, 1999 the Company completed a merger with Lightera Networks, Inc. ("Lightera") a Delaware company headquartered in Cupertino, California. On February 19, 1998, the Company completed a merger with ATI Telecom International Ltd., ("Alta"). Each of these transactions constituted a tax-free reorganization and have been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of each of the companies as though they had been a part of CIENA.

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

      The Company has a 52 or 53 week fiscal year which ends on the Saturday nearest to the last day of October in each year (October 30, 1999; October 31, 1998; and November 1, 1997). For purposes of financial statement presentation, each fiscal year is described as having ended on October 31. Fiscal 1999, 1998 and 1997 comprised 52 weeks. Omnia's fiscal year ended on December 31.

      Since the fiscal years for CIENA and Omnia differ, the periods combined for the purposes of the consolidated financial statements are as follows:

             CIENA                                                   Omnia
Fiscal year ended October 31, 1997               June 3, 1997 (date of inception) to December 31, 1997
Fiscal year ended October 31, 1998               January 1, 1998 to December 31, 1998

      The fiscal year ended October 31, 1999, contain two months of Omnia's financial results, which are also recorded in the fiscal year ending October 31, 1998. The net loss for these two months, November and December 1998 was $1,621,000.

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

Marketable Debt Securities

      The Company has classified its investments in marketable debt securities as held-to-maturity securities as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Such investments are recorded at their amortized cost in the accompanying consolidated balance sheets. All of the marketable debt securities are corporate debt securities with contractual maturities of six months or less and have $60,000 and $11,000 of unrealized gains and $9,000 and $108,000 of unrealized loss, as of October 31, 1998 and 1999, respectively. See Note 3.

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

Concentrations

      Substantially all of the Company's cash and cash equivalents are custodied at four major U.S. financial institutions. The majority of the Company's cash equivalents include U.S. Government Federal Agency Securities, short-term marketable securities, and overnight repurchase agreements. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and, therefore, bear minimal risk.

      Historically, the Company has relied on a limited number of customers for a substantial portion of its revenue. During fiscal year 1999 Sprint, MCI WorldCom, and GTS Network Ltd. (formerly Hermes Europe Railtel) each accounted for at least 10% or more of CIENA's revenue and all three combined accounted for 46.2% of the Company's fiscal 1999 revenue. During fiscal 1998 Sprint was the only 10% customer and in total accounted for 52.5 % of the Company's fiscal 1998 revenue. During 1997 both WorldCom and Sprint were 10% customers and combined accounted for 88% of the Company's fiscal 1997 revenue. The Company expects that a significant portion of its future revenue will continue to be generated by a limited number of customers. The loss of any one of these customers or any substantial reduction in orders by any one of these customers could materially adversely affect the Company's financial condition or operating results. Additionally, the Company's access to certain raw materials is dependent upon single and sole source suppliers. The inability of any supplier to fulfill supply requirements of the Company could impact future results.

      The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. The Company maintains an allowance for potential losses when identified. As of October 31, 1999 the trade accounts receivable included three customers who each accounted for 30%, 14%, and 12% of the trade accounts receivable, respectively. As of October 31, 1998 the trade accounts receivable included four customers who each accounted for 10%, 11%, 25%, and 26% of the trade accounts receivable, respectively.

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

Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes". SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases, and for operating loss and tax credit carryforwards. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than the enactment of changes in tax laws or rates. Tax savings resulting from deductions associated with stock options and certain stock warrants are credited directly to additional paid in capital when realization of such benefit is fully assured and to deferred tax liabilities prior to such point. See Note 9.

Foreign Currency Translation

      The majority of the Company's foreign branches and subsidiaries use the U.S. dollar as their functional currency as the U.S. parent exclusively funds the branches and subsidiaries' operations with U.S. dollars. For those subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date. Resulting translation adjustments are recorded directly to a separate component of stockholders' equity. Where the U.S. dollar is the functional currency, translation adjustments are recorded in other income. The net gain
(loss) on foreign currency remeasurement and exchange rate changes for fiscal 1997, 1998 and 1999 was immaterial for separate financial statement presentation.

Computation of Basic Net Income per Common Share and Diluted Net Income per Common and Dilutive Potential Common Share

      The Company calculates earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 simplifies the earnings per share (EPS) computation and replaces the presentation of primary EPS with a presentation of basic EPS. This statement also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with a complex capital structure and requires a reconciliation of the numerator and denominator used for the basic and diluted EPS computations. See Note 7.

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

Accounting for Stock Options

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation", which is effective for the Company's consolidated financial statements for fiscal years 1997, 1998, and 1999. SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or using the intrinsic value method provided by Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees", but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company has elected to continue to account for its stock based compensation in accordance with the provisions of APB No. 25 and present the pro forma disclosures required by SFAS No. 123. See Note 8.

Comprehensive Income

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Comprehensive Income". SFAS No. 130 became effective for the Company's fiscal year 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. CIENA's accumulated other comprehensive income is comprised entirely of accumulated foreign currency translation adjustments and is shown as a separate amount on CIENA's Consolidated Balance Sheets.

      The components of comprehensive income (loss) are as follows (in thousands):

                                                            October 31,
                                                      ----------------------
                                                        1998          1999
                                                      --------      --------
Net income (loss) ...............................     $ 45,700      $ (3,924)
Change in accumulated translation adjustments ...         (102)           67
                                                      --------      --------
Total comprehensive income (loss) ...............     $ 45,598      $ (3,857)
                                                      ========      ========

Segment Reporting

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information". The Statement is effective for the Company's fiscal year 1999. SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one operating segment and reports only certain enterprise-wide disclosures.

Newly Issued Accounting Standards

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

      The following table shows the separate historical results of CIENA and Omnia for the periods prior to the consummation of the merger of the two entities. No financial information has been presented for the fiscal year ended 1996 as Omnia did not commence operations until June 1997. Omnia's fiscal year end is December 31. CIENA's results for the years ended October 31, 1997 and 1998 include Omnia's financial results from June 3, 1997 (date of inception) to December 31, 1997 and January 1, 1998 to December 31, 1998, respectively (in thousands).

                                                                   Nine Months
                                   Year Ended October 31,         Ended July 31,
                                   1997             1998               1999
                                 ---------        ---------       --------------
Revenues:
  CIENA                          $ 413,215        $ 508,087        $ 340,733
  Omnia                                  -                -                -
  Intercompany elimination's             -                -                -
                                 ---------        ---------        ---------
Consolidated revenues            $ 413,215        $ 508,087        $ 340,733
                                 =========        =========        =========
Net Income (loss):
  CIENA                          $ 115,967        $  51,113        $  (1,020)
  Omnia                               (399)          (5,413)          (7,403)
                                 ---------        ---------        ---------
Consolidated net income (loss)   $ 115,568        $  45,700        $  (8,423)
                                 =========        =========        =========

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

      The following table shows the separate historical results of CIENA and Lightera for the periods prior to the consummation of the merger of the two entities. No financial information has been presented for the fiscal year ended 1997 as Lightera did not commence operations until April 1998 (in thousands).

                                   Year Ended       Six Months
                                   October 31,        Ended
                                      1998        April 30, 1999
                                   -----------    --------------
Revenues:
   CIENA                           $ 508,087        $ 211,907
   Lightera                                -                -
   Intercompany eliminations               -                -
                                   ---------        ---------
Consolidated revenues              $ 508,087        $ 211,907
                                   =========        =========
Net Income (loss):
   CIENA                           $  53,194        $   8,046
   Lightera                           (2,081)          (6,169)
                                   ---------        ---------
Consolidated net income            $  51,113        $   1,877
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

Alta

      On February 19, 1998, the Company completed a merger with ATI Telecom International Ltd., ("Alta"), a Canadian corporation headquartered near Atlanta, Georgia, in a transaction valued at approximately $52.5 million. Alta provides a range of engineering, furnishing and installation services for telecommunications service providers in the areas of transport, switching and wireless communications. Under the terms of the agreement the Company exchanged 1,000,000 shares of its common stock for all the common stock of Alta. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Alta as though it had been a part of CIENA.

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

      The following table shows the separate historical results of CIENA and Alta for the periods prior to the consummation of the merger of the two entities (in thousands):

                                       Year Ended October 31,
                                     -------------------------
                                       1996            1997
                                     ---------       ---------
  Revenues:
     CIENA                           $  54,838       $ 373,827
     Alta                               33,625          39,531
     Intercompany eliminations               -            (143)
                                     ---------       ---------
  Consolidated revenues              $  88,463       $ 413,215
                                     =========       =========
  Net Income (loss):
     CIENA                           $  14,718       $ 112,945
     Alta                                2,545           3,022
                                     ---------       ---------
  Consolidated net income            $  17,263       $ 115,967
                                     =========       =========

Astracom

      During December 1997, the Company completed an Agreement and Plan of Merger with Astracom, Inc. ("Astracom"), an early stage telecommunications company located in Atlanta, Georgia. The purchase price was approximately $13.1 million and consisted of the issuance of 169,754 shares of CIENA common stock, the payment of $2.4 million in cash, and the assumption of certain stock options. The transaction was recorded using the purchase accounting method with the purchase price representing approximately $11.4 million in goodwill and other intangibles, and approximately $1.7 million in net assets assumed. The amortization period for the intangibles, based on management's estimate of the useful life of the acquired technology, is five years. The operations of Astracom are not material to the consolidated financial statements of the Company and, accordingly, separate pro forma financial information has not been presented.

(3) MARKETABLE DEBT SECURITIES

Marketable debt securities are comprised of the following (in thousands):

                                            October 31,
                                      -----------------------
                                        1998           1999
                                      --------       --------
Commercial paper ..............       $ 15,993       $105,215
U.S. Government obligations ...              -         13,741
                                      --------       --------
                                      $ 15,993       $118,956
                                      ========       ========


(4) INVENTORIES

Inventories are comprised of the following (in thousands):

                                                       October 31,
                                                 ------------------------
                                                   1998            1999
                                                 --------        --------
    Raw materials ......................         $ 43,268        $ 49,298
    Work-in-process ....................            8,592          16,386
    Finished goods .....................           30,202          26,369
                                                 --------        --------
                                                   82,062          92,053
    Reserve for excess and obsolescence ..        (11,154)        (12,445)
                                                 --------        --------
                                                 $ 70,908        $ 79,608
                                                 ========        ========

The following is a table depicting the activity in the Company's reserve for excess and obsolescence (in thousands):

                                                       October 31,
                                                 ------------------------
                                                   1998            1999
                                                 --------        --------
Beginning balance ........................       $  7,466        $ 11,154
Provision charged to operations ..........          9,617           6,534
Amounts written off against the reserve ..         (5,929)         (5,243)
                                                 --------        --------
Ending balance ...........................       $ 11,154        $ 12,445
                                                 ========        ========

(5) EQUIPMENT, FURNITURE AND FIXTURES

Equipment, furniture and fixtures are comprised of the following (in thousands):

                                                              October 31,
                                                      --------------------------
                                                        1998             1999
                                                      ---------        ---------
   Equipment, furniture and fixtures ...........      $ 141,845        $ 182,794
   Leasehold improvements ......................         24,076           30,231
                                                      ---------        ---------
                                                        165,921          213,025
   Accumulated depreciation and amortization ..         (41,506)         (88,716)
   Construction-in-progress ....................          1,352              943
                                                      ---------        ---------
                                                      $ 125,767        $ 125,252
                                                      =========        =========

(6) ACCRUED LIABILITIES

Accrued liabilities are comprised of the following (in thousands):

                                                         October 31,
                                                    ---------------------
                                                      1998          1999
                                                    -------       -------
Warranty and other contractual obligations ..       $17,256       $28,582
Accrued compensation ........................         9,229        15,471
Other .......................................         7,952        14,433
                                                    -------       -------
                                                    $34,437       $58,486
                                                    =======       =======

(7) EARNINGS (LOSS) PER SHARE CALCULATION

      The following is a reconciliation of the numerators and denominators of the basic net income (loss) per common share ("basic EPS") and diluted net income (loss) per common and dilutive potential common share ("diluted EPS"). Basic EPS is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding, stock options and warrants using the treasury stock method and shares issued upon conversion of all outstanding shares of Mandatorily Redeemable Preferred Stock (in thousands except per share amounts).

                                                                   October 31,
                                                   -----------------------------------------
                                                     1997            1998            1999
                                                   ---------       ---------       ---------
Net income (loss) ..........................       $ 115,568       $  45,700       $  (3,924)
                                                   =========       =========       =========

Weighted average shares-basic ..............          75,964         117,990         133,521
                                                   ---------       ---------       ---------

Effect of dilutive securities:
     Employee stock options and warrants ...           8,791           9,904               -
     Conversion of preferred stock .........          20,088               -               -
                                                   ---------       ---------       ---------
Weighted average shares-diluted ............         104,843         127,894         133,521
                                                   =========       =========       =========
Basic EPS ..................................       $    1.52       $    0.39       $   (0.03)
                                                   =========       =========       =========
Diluted EPS ................................       $    1.10       $    0.36       $   (0.03)
                                                   =========       =========       =========


      Approximately 182,000, 769,000 and 11,886,000 options and restricted stock were outstanding during fiscal 1997, 1998 and 1999 respectively, but were not included in the computation of the Diluted EPS as the effect would be anti-dilutive.

(8) STOCKHOLDERS' EQUITY

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

      In July 1997, the Company completed a public offering of 10,477,216 shares of Common Stock of which 1,252,060 shares were sold by the Company inclusive of 252,060 shares from the exercise of the underwriters over-allotment option, at a price of $44 per share. Net proceeds to the Company from the public offering were approximately $52,200,000.

Other Offerings

      During 1997, Omnia issued 9,411,617 shares of common stock in exchange for approximately $5,223,000. In 1998 and 1999 Omnia issued 5,376,665 and 184,495 shares of common stock in exchange for approximately $12,801,000 and $66,000, respectively.

      During 1998, Lightera issued a total of 16,577,505 shares of common stock in exchange for certain technology rights, notes receivable totaling $211,000 and proceeds of approximately $15,893,000. In 1999, Lightera issued 968,511 shares of common stock in exchange for approximately $104,000.

Stock Incentive Plans

      In August of 1999, the Company approved the 1999 Non-Officers Incentive Stock Plan (the "1999 Plan"). Under the 1999 Plan, 6,000,000 shares of the Company's authorized but unissued Common Stock are reserved for options issuable to employees who are not executive officers of the Company. These options vest to the employee over four years and are exercisable once vested. Options under the 1999 Plan are categorized as non-qualified, and the exercise price for each option shall be established by the Board of Directors provided the price is not less than 85% of fair market value.

      The Company has an Amended and Restated 1994 Stock Option Plan (the "1994 Plan"). Under the 1994 Plan, 20,050,000 shares of the Company's authorized but unissued Common Stock are reserved for options issuable to employees. Certain of these options are immediately exercisable upon grant, and both the options and the shares issuable upon exercise of the options generally vest to the employee over a four year period. The Company has the right to repurchase any exercised and non-vested shares at the original purchase price from the employees upon termination of employment. In June 1996, the Company approved the 1996 Outside Directors Stock Option Plan (the "1996 Plan"). Under the 1996 Plan, 750,000 shares of the Company's authorized but unissued Common Stock are reserved for options issuable to outside members of the Company's Board of Directors. These options vest to the director over periods from one to three years, depending on the type of option granted, and are exercisable once vested. Under the 1994 Plan and the 1996 Plan, options may be incentive stock options or non-qualified options, and the exercise price for each option shall be established by the Board of Directors provided, however, that the exercise price per share shall not be not less than the fair market value for incentive stock options and not less than 85% of fair market value for non-qualified stock options.

      As a result of the Company's merger with Omnia, the Company assumed the Omnia 1997 Stock Plan Option Plan ("the 1997 Plan"). The 1997 Plan provided for the granting of stock options to employees and consultants of Omnia. Options granted under the 1997 Plan were either incentive stock options or nonstatutory stock options. Incentive stock options, ("ISO"), could be granted only to Omnia employees (including officers and directors who were also employees). Nonstatutory stock options ("NSO") could be granted to Omnia employees and consultants. The Company has reserved 759,889 shares of Common Stock for outstanding options under the plan. Options exercised are immediately subject to a repurchase right held by the Company which lapse over a maximum period of four years at such times and under such conditions as determined by the Board of Directors. To date, options granted generally vest over four years.

      As a result of the Company's merger with Lightera, the Company assumed the Lightera 1998 Stock Option Plan ("the 1998 Plan"). The 1998 Plan provided for the granting of stock options to employees and consultants of Lightera. Options granted under the 1998 Plan were either incentive stock options or nonstatutory stock options. Incentive stock options, ("ISO"), could be granted only to Lightera employees (including officers and directors who were also employees). Nonstatutory stock options ("NSO") could be granted to Lightera employees and consultants. The Company has reserved 2,529,161 shares of Common Stock for outstanding options under the plan. Options exercised are immediately subject to a repurchase right held by the Company which lapse over a maximum period of five years at such times and under such conditions as determined by the Board of Directors. To date, options granted generally vest over four years.

      Following is a summary of the Company's stock option activity (shares in thousands):

                                        Shares     Weighted Average
                                                    Exercise Price
                                        ---------------------------
Balance at October 31, 1996 ....        11,083            0.97
Granted ........................         1,737           32.81
Exercised ......................        (3,612)           0.27
Canceled .......................           (98)           0.52
                                        ------
Balance at October 31, 1997 ....         9,110            7.33
Granted ........................         6,414           18.99
Exercised ......................        (2,648)           2.40
Canceled .......................        (3,340)          40.12
                                        ------
Balance at October 31, 1998 ....         9,536            4.82
Granted ........................         8,131           23.45
Exercised ......................        (1,728)           4.65
Canceled .......................          (878)          13.29
                                        ------
Balance at October 31, 1999 ....        15,061           14.43
                                        ======

      During September 1998, the Company canceled and re-issued outstanding employee stock options with exercise prices in excess of the fair market value, except those options held by outside directors and officers of the Company. A total of 2,905,116 options with an average exercise price of $42.87 were cancelled and reissued at $12.38 per share. At October 31, 1999 approximately 2,030,000 shares of Common Stock subject to repurchase by the Company had been issued upon the exercise of options and restricted stock purchase agreements. 3,961,914 million of the total outstanding options were vested and not subject to repurchase by the Company upon exercise. As of October 31, 1999, approximately 6.4 million shares are available for issuance under these plans.

The following table summarizes information with respect to stock options outstanding at October 31, 1999:

                                                                          Options Not Subject to
                                      Options Outstanding                Repurchase Upon Exercise
                        --------------------------------------------     ------------------------

                                          Weighted
                                          Average
                           Number        Remaining         Weighted                     Weighted
      Range of          Outstanding     Contractual        Average         Number        Average
      Exercise           at Oct. 31,        Life           Exercise      at Oct. 31,    Exercise
       Price                1999          (Years)           Price           1999          Price
-------------------     ------------    -----------     ------------     -----------   ---------
 $  0.01 - $   0.03        754,475          5.24        $     0.03         752,775     $    0.03
 $  0.06 - $   1.66      2,586,246          8.27        $     0.37         724,100     $    0.67
 $  2.25 - $   4.70      2,523,154          6.66        $     2.47       1,483,635     $    2.47
 $  7.17 - $  15.63      2,472,106          8.91        $    12.36         958,723     $   12.37
 $ 17.00 - $  24.25      2,328,629          9.16        $    18.25          17,681     $   17.10
 $ 25.00 - $  29.81      2,314,488          9.91        $    29.51               -             -
 $ 30.06 - $  43.25      2,082,210          9.76        $    33.04          25,000     $   43.25
                        ----------                                       ---------
 $  0.01 - $  43.25     15,061,308          8.55        $    14.43       3,961,914     $    4.39
                        ==========                                       =========

Employee Stock Purchase Plan

      In March 1998, the shareholders approved the Corporation's 1998 Stock Purchase Plan ("the Purchase Plan") under which 2.5 million shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of the Company's stock at 85% of the market value at certain plan-defined dates. As of October 31, 1999, 303,524 shares of common stock had been issued for $3,347,000 and approximately 2.2 million shares are available for issuance under this plan.

Pro forma Stock-Based Compensation

      Had compensation cost for the Company's stock option plans and the Purchase Plan been determined based on the fair value at the grant date for awards in fiscal years 1997, 1998 and 1999 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share for fiscal 1997 and 1998 would have been decreased and the net loss per share for fiscal 1999 would have been increased to the pro forma amounts indicated below (in thousands, except per share):


                                                                                      October 31,
                                                               --------------------------------------------------------
                                                                    1997                 1998                 1999
                                                               --------------       --------------       --------------
Net income (loss) applicable to common stockholders -
     as reported .......................................       $      115,568       $       45,700       $       (3,924)
                                                               ==============       ==============       ==============
Net income (loss) applicable to common stockholders -
     pro forma .........................................       $      110,005       $       20,816       $      (40,067)
                                                               ==============       ==============       ==============
Basic net income (loss) per share - as reported ........       $         1.52       $         0.39       $        (0.03)
                                                               ==============       ==============       ==============
Basic net income (loss) per share - pro forma ..........       $         1.45       $         0.18       $        (0.30)
                                                               ==============       ==============       ==============
Diluted net income (loss) per share - as reported ......       $         1.10       $         0.36       $        (0.03)
                                                               ==============       ==============       ==============
Diluted net income (loss) per share - pro forma ........       $         1.05       $         0.16       $        (0.30)
                                                               ==============       ==============       ==============

      The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

      The aggregate fair value and weighted average fair value of each option granted under the various stock option plans, excluding the purchase plan, in fiscal years 1997, 1998 and 1999 were approximately $33.6 million, $73.2 million, and $129.2 million and $19.33, $15.17, and $18.89 respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions for fiscal years 1997, 1998, and 1999:

                                                 October 31,
                                     -----------------------------------
                                       1997          1998          1999
                                     --------      --------      -------
Expected volatility                   60%          109%           88%
Risk-free interest rate              5.8%          4.4%          5.5%
Expected life                        3.0 yrs.      3.0 yrs.      2.8 yrs
Expected dividend yield               0%            0%            0%

      The aggregate fair value and weighted average fair value of each option granted under the Stock Purchase Plan in fisca1 1999 was approximately $6.5 million and $11.20, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions for fiscal year 1999:

                                           October 31,
                                           -----------
                                              1999
                                           -----------
Expected volatility                           88%
Risk-free interest rate                      5.5%
Expected life                              0.5 yrs.
Expected dividend yield                       0%

(9) INCOME TAXES

Income (loss) before income taxes and the provision (benefit) for income taxes consists of the following (in thousands):

                                                            October 31,
                                              ----------------------------------------
                                                 1997           1998           1999
                                              ---------      ---------      ---------
  Income (loss) before income taxes .....     $ 188,056      $  81,900      $  (5,991)
                                              =========      =========      =========
Provision (benefit) for income taxes:
Current:
  Federal ...............................        67,529         36,865          5,175
  State .................................         7,373          4,444            235
  Foreign ...............................            98             40             75
                                              ---------      ---------      ---------
         Total current ..................        75,000         41,349          5,485
                                              ---------      ---------      ---------
Deferred:
  Federal ...............................        (2,015)        (4,496)        (7,477)
  State .................................          (497)          (653)           (75)
  Foreign ...............................             -              -              -
                                              ---------      ---------      ---------
         Total deferred .................        (2,512)        (5,149)        (7,552)
                                              ---------      ---------      ---------
Provision (benefit) for income taxes ....     $  72,488      $  36,200      $  (2,067)
                                              =========      =========      =========



The tax provision reconciles to the amount computed by multiplying income before income taxes by the U.S. federal statutory rate of 35% as follows:

                                                                    October 31,
                                                         -------------------------------
                                                          1997        1998         1999
                                                         ------      ------       ------
Provision at statutory rate ........................       35.0%       35.0%        35.0%
Non-deductible purchased research and development ..          -         4.3            -
State taxes, net of federal benefit ................        2.6         4.3         (2.6)
Research and development credit ....................          -        (4.0)        48.9
Foreign sales corporation benefit ..................          -        (1.6)        28.7
Non-deductible merger costs and other ..............        0.9         6.2        (75.5)
                                                         ------      ------       ------
                                                           38.5%       44.2%        34.5%
                                                         ======      ======       ======

      The significant components of deferred tax assets and liabilities were as follows (in thousands):

                                                            October 31,
                                                      ----------------------
                                                        1998          1999
                                                      --------      --------
Deferred tax assets:
  Reserves and accrued liabilities ..............     $ 14,611      $ 14,931
  Other .........................................          690           637
  Net operating loss and credit carry forward ...        2,682        11,244
                                                      --------      --------
   Gross deferred tax assets ....................       17,983        26,812
   Valuation allowance ..........................       (1,562)       (1,427)
                                                      --------      --------
      Net current deferred tax asset ............     $ 16,421        25,385
                                                      ========      ========
Deferred tax liabilities:
  Equipment leases ..............................     $  7,978      $  8,738
  Services ......................................       21,594        23,916
  Depreciation and other ........................        4,553         4,299
                                                      --------      --------
      Deferred long term tax liabilities ........     $ 34,125      $ 36,953
                                                      ========      ========



      As of October 31, 1998, the Company assumed net operating loss carry forwards through its acquisitions of Lightera and Omnia. As of October 31, 1999, the Company has $22.5 million of net operating loss carry forwards which begin to expire in fiscal 2016.

      The income tax provisions do not reflect the tax savings resulting from deductions associated with the Company's stock option plans or the exercise of certain stock warrants. Tax benefits of approximately $22.6 million and $3.6 million in fiscal 1998, and $11.0 million and $0.7 million in fiscal 1999 from exercises of stock options and certain stock warrants were credited directly to additional paid-in-capital and to long-term deferred income taxes, respectively.

      The IRS is currently examining the Company's federal income tax returns for fiscal 1997 and fiscal 1998. Management does not expect the outcome of these examinations to have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows.

(10) EMPLOYEE BENEFIT PLANS

Employee 401(k) Plan

      In January 1995, the Company adopted a 401(k) defined contribution profit sharing plan. The plan covers all full-time employees who are at least 21 years of age, have completed three months of service and are not covered by a collective bargaining agreement where retirement benefits are subject to good faith bargaining. Participants may contribute up to 15% of pre-tax compensation, subject to certain limitations. The Company may make discretionary annual profit sharing contributions of up to the lesser of $30,000 or 25% of each participant's compensation. In fiscal 1997 the Company revised the plan to include an employer matching contribution equal to 100% of the first 3% of participating employee contributions, with a five year vesting plan applicable to the Company's contribution. The Company has made no profit sharing contributions to date. During fiscal 1997, 1998 and 1999 the Company made matching contributions of approximately $0.3 million, $1.1 million and $1.7 million, respectively.

(11) COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

      The Company has certain minimum obligations under non-cancelable operating leases expiring on various dates through 2006 for equipment and facilities. Future annual minimum rental commitments under non-cancelable operating leases at October 31, 1999 are as follows (in thousands):

Fiscal year ending October 31,
------------------------------
2000.................................     $11,187
2001.................................      10,919
2002.................................       9,350
2003.................................       7,666
2004.................................       7,538
Thereafter...........................      29,932
                                          -------
                                          $76,592
                                          =======

      Rental expense for fiscal 1997, 1998 and 1999 was approximately $2,699,000, $6,104,000, and $9,467,000, respectively.

Litigation

      A class action complaint was filed on August 26, 1998 in U.S. District Court for the District of Maryland entitled Witkin et al. v. CIENA Corporation et al. (Case No. Y-98-2946). Several other complaints, substantially similar in content were consolidated by court order on November 30, 1998. An amended, consolidated complaint was filed on February 16, 1999. On July 19, 1999 the United States District Court dismissed the suit with leave to amend before any discovery had been taken. On August 20, 1999, plaintiffs filed a second amended class action complaint alleging that CIENA and certain officers and directors violated certain provisions of the federal securities laws, including Section 10(b) and Rule 10b-5 under the Securities Exchange Act of 1934, by making false statements, failing to disclose material information and taking other actions intending to artificially inflate and maintain the market price of CIENA's common stock during the Class Period of May 21, 1998 to September 14, 1998, inclusive. The plaintiffs intend to seek certification of the suit as a class action on behalf of all persons who purchased shares of CIENA's common stock during the Class Period and the awarding of compensatory damages in an amount to have been determined at trial together with attorneys' fees. CIENA has filed, and the parties have fully briefed, a motion to dismiss the second amended complaint. CIENA believes the suit is without merit and CIENA intends to continue to defend the case vigorously.

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

(12) FOREIGN SALES

      The Company has sales and marketing operations outside the United States in Canada, the United Kingdom, Belgium, France, Germany, Japan, Mexico and Brazil. The Company has distributor or marketing representative arrangements covering Italy, the Republic of Korea, Japan, Venezuela, Columbia and Chile. Included in revenues are export sales of approximately $11.7 million, $117.1 million, and $213.6 million in fiscal years 1997, 1998 and 1999, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Michael A. Champa and Charles Chi each filed a late Form 3 reporting their initial statement of beneficial ownership of the Company's stock. Stephen Bradley filed a late Form 4 reporting a single transaction, Charles Chi filed two late Form 4's reporting six transactions, and Harvey Cash filed one late Form 4 reporting two transactions. Billy Oliver filed three late Form 4's totaling 5 transactions. Clifford Higgerson filed one late Form 5 reporting two transactions.

ITEM 11. EXECUTIVE COMPENSATION

      The information is incorporated herein by reference to the Company's definitive 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information is incorporated herein by reference to the Company's definitive 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information is incorporated herein by reference to the Company's definitive 2000 Proxy Statement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as a part of this Form:

   1. Financial Statement Schedules:
      All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

   2. Exhibits: See Index to Exhibits on page 56. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

(b)   Reports on Form 8-K

        No reports filed on Form 8-K were filed during the fourth quarter fiscal 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Linthicum, County of Anne Arundel, State of Maryland, on the 10th day of December 1999.

                                         CIENA CORPORATION


                                         By:  /s/ Patrick H. Nettles
                                            -------------------------------
                                         Patrick H. Nettles
                                         President, Chief Executive Officer
                                         and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

             Signatures                              Title                                   Date
     /s/ Patrick H. Nettles                  President, Chief Executive Officer         December 10, 1999
  -------------------------------------      and Director
          Patrick H. Nettles
         (Principal Executive Officer)

     /s/ Joseph R. Chinnici                  Sr. Vice President, Finance and            December 10, 1999
  -------------------------------------      Chief Financial Officer
         Joseph R. Chinnici
        (Principal Financial Officer)

     /s/ Andrew C. Petrik                    Vice President, Controller                 December 10, 1999
  -------------------------------------      and Treasurer
         Andrew C. Petrik
        (Principal Accounting Officer)

     /s/ Harvey B. Cash                      Director                                   December 10, 1999
  -------------------------------------
         Harvey B. Cash

     /s/ John Dillon                         Director                                   December 10, 1999
  -------------------------------------
         John Dillon

     /s/ Billy B. Oliver                     Director                                   December 10, 1999
  -------------------------------------
         Billy B. Oliver

     /s/ Michael J. Zak                      Director                                   December 10, 1999
  -------------------------------------
         Michael J. Zak

     /s/ Stephen P. Bradley                  Director                                   December 10, 1999
  -------------------------------------
         Stephen P. Bradley

                                INDEX TO EXHIBITS

Exhibit
Number        Description
-------       -----------
3.1*          Certificate of Amendment to Third Restated Certificate of Incorporation
3.2*          Third Restated Certificate of Incorporation
3.3*          Amended and Restated Bylaws
4.1*          Specimen Stock Certificate
4.2***        Rights Agreement dated December 29, 1997
4.3****       Amendment to Rights Agreement
10.1*         Form of Indemnification Agreement for Directors and Officers
10.2*         Amended and Restated 1994 Stock Option Plan
10.3*         Form of Employee Stock Option Agreements
10.4*         1996 Outside Directors Stock Option Plan
10.5*         Forms of 1996 Outside Directors Stock Option Agreement
10.7*         Lease Agreement dated October 5, 1995 between the Company and CS
              Corridor-32 Limited Partnership
10.6*         Series C Preferred Stock Purchase Agreement dated December 20, 1995
10.8+*        Purchase Agreement Between Sprint/United Management Company and the
              Company dated December 14, 1995
10.9+*        Basic Purchase Agreement between WorldCom Network Services, Inc. and the Company dated September 19, 1996
10.10*        Settlement Agreement and Mutual Release, between the Company and
              William K. Woodruff & Company, dated August 26, 1996
10.13*        Employment Agreement dated April 9, 1994 between the Company and
              Patrick Nettles
10.14*        Lease Agreement dated November 1, 1996 by and between the Company and
              Aetna Life Insurance Company
10.15*        Revolving Note and Business Loan Agreement dated November 25, 1996 between the Company and Mercantile-Safe Deposit & Trust Company
10.16+*       First Addendum to Procurement Agreement between the Registrant and
              Sprint/United Management Company dated December 19, 1996
10.17*****    Third Addendum to Procurement Agreement between the Registrant and
              Sprint/United Management Company
10.18*****    Form of Transfer of Control/Severance Agreement
10.19@        Lightera 1998 Stock Option Plan and Form of Stock Option Agreement
10.20-        Omnia Communications, Inc. 1997 stock plan and form of agreements
10.21         Employment Agreement dated August 18, 1999 between the Company and Gary
              B. Smith (filed herewith)
10.22         1999 Non-Officer Stock Option Plan and Form of Stock Option Agreement
              (filed herewith)
10.23         Lease Agreement dated June 1, 1999 between the Company and Ridgeview
              Court Associates, L.L.C. (filed herewith)
21**          Subsidiaries of registrant
23.1          Consent of Independent Accountants (filed herewith)
27.1          Financial Data Schedule


* Incorporated by reference from the Company's Registration Statement on Form S-1 (333-17729).
** Incorporated by reference from the Company's Registration Statement on Form S-1 (333-28525).
***      Incorporated by reference from the Company's Form 8-K dated December
         29, 1997.
****     Incorporated by reference from the Company's Form 8-K dated October 14,
         1998.
***** Incorporated by reference from the Company's Form 10-K dated December 10, 1998.
@        Incorporated by reference from the Company's Form 10-Q dated May 21,
         1999.
-        Incorporated by reference from the Company's Form 10-Q dated August 19,
         1999.
+ Confidential treatment has been granted by the Securities and Exchange Commission with respect to certain portions of these exhibits.