Form 10-Q
period 2000-01-31
CIENA CORP
filed 2000-02-17
CIK 936395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           CLASS                           OUTSTANDING AT FEBRUARY 10, 2000
----------------------------               ---------------------------------
Common stock. $.01 par value                      139,959,159

                               Page 1 of 20 pages

                                CIENA CORPORATION

                                      INDEX

                                    FORM 10-Q

                                                                          PAGE NUMBER

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Statements of Operations
             Quarters ended January 31, 1999
             and January 31, 2000                                              3

             Consolidated Balance Sheets
             October 31, 1999 and January 31, 2000                             4

             Consolidated Statements of Cash Flows
             Quarters ended January 31, 1999 and
             January 31, 2000                                                  5

             Notes to Consolidated Financial Statements                        6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                        7

Item 3.      Quantitative and Qualitative Disclosures about Market Risk       18

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                                18

Item 6.      Exhibits and Reports on Form 8-K                                 19

Signatures                                                                    20

ITEM 1. FINANCIAL STATEMENTS

                                CIENA CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             Quarter ended January 31,
                                                          -------------------------------
                                                               1999             2000
                                                          ---------------  -------------
Revenue                                                        $  100,417      $  152,213
Cost of goods sold                                                 65,778          87,003
                                                          ---------------  --------------
  Gross profit                                                     34,639          65,210
                                                          ---------------  --------------

Operating expenses:
  Research and development                                         22,218          29,742
  Selling and marketing                                            13,608          18,122
  General and administrative                                        5,036           6,871
                                                          ---------------  --------------
   Total operating expenses                                        40,862          54,735
                                                          ---------------  --------------

Income (loss) from operations                                      (6,223)         10,475

Interest and other income (expense), net                            3,396           3,046

Interest expense                                                      (95)            (96)
                                                          ---------------  --------------

Income (loss) before income taxes                                  (2,922)         13,425

Provision (benefit) for income taxes                               (1,041)          4,363
                                                          ---------------  --------------

Net income (loss)                                              $   (1,881)     $    9,062
                                                          ===============  ==============

Basic net income (loss) per common share                       $    (0.01)     $     0.07
                                                          ===============  ==============


Diluted net income (loss) per common share and dilutive
 potential common share                                        $    (0.01)     $     0.06
                                                          ===============  ==============

Weighted average basic common shares outstanding                  131,202         138,091
                                                          ===============  ==============


Weighted average basic common and dilutive potential
 common shares outstanding                                        131,202         147,903
                                                          ===============  ==============

       The accompanying notes are an integral part of these consolidated financial statements.

                                CIENA CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                  October 31,   January 31,
                                                                                     1999          2000
                                                                                 -------------- ------------
               ASSETS
Current assets:
   Cash and cash equivalents                                                       $   143,440  $  148,329
   Marketable debt securities                                                          118,956     110,208
   Accounts receivable, net                                                            144,348     166,244
   Inventories, net                                                                     79,608      82,609
   Deferred income taxes                                                                25,385      26,018
   Prepaid expenses and other                                                           21,262      25,070
                                                                                 -------------- ------------
    Total current assets                                                               532,999     558,478
Equipment, furniture and fixtures, net                                                 125,252     129,259
Goodwill and other intangible assets, net                                               12,635      11,726
Other assets                                                                             6,949       7,695
                                                                                 -------------- ------------
   Total assets                                                                    $   677,835  $  707,158
                                                                                 ============== ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $    34,399  $   38,431
   Accrued liabilities                                                                  58,486      61,028
   Income taxes payable                                                                  8,697           -
   Deferred revenue                                                                      2,954       2,102
   Other current obligations                                                               992         835
                                                                                 -------------- ------------
    Total current liabilities                                                          105,528     102,396
   Deferred income taxes                                                                36,953      36,953
   Other long-term obligations                                                           4,881       5,084
                                                                                 -------------- ------------
    Total liabilities                                                              $   147,362  $  144,433
                                                                                 -------------- ------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock - par value $.01; 20,000,000 shares authorized; zero shares
     issued and outstanding                                                                  -           -
   Common stock - par value $.01; 360,000,000 shares authorized;
     138,187,356 and 139,809,956 shares issued and outstanding                           1,382       1,398
   Additional paid-in capital                                                          360,082     383,149
   Notes receivable from stockholders                                                     (210)       (141)
   Accumulated other comprehensive income                                                  (40)         (2)
   Retained earnings                                                                   169,259     178,321
                                                                                 -------------- ------------
    Total stockholders' equity                                                         530,473     562,725
                                                                                 -------------- ------------
   Total liabilities and stockholders' equity                                      $   677,835   $ 707,158
                                                                                 ============== ============

       The accompanying notes are an integral part of these consolidated financial statements.

                                CIENA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                  Three Months Ended January 31,
                                                                 ---------------------------------
                                                                     1999                2000
                                                                 --------------      -------------
Cash flows from operating activities:
   Net income (loss)                                               $   (1,881)         $   9,062
   Adjustments to reconcile net income to net cash
   provided by operating activities:
       Non-cash charges from equity transactions                           10                 10
       Amortization of premiums on marketable debt securities              42                  3
       Effect of translation adjustment                                    (1)                38
       Depreciation and amortization                                   11,557             13,899
       Provision for doubtful accounts                                      -                250
       Provision for inventory excess and obsolescence                  1,533              4,476
       Provision for warranty and other contractual obligations         2,218              2,290
       Changes in assets and liabilities:
            Decrease (increase) in accounts receivable                  5,215            (22,146)
            Increase in prepaid expenses and other                     (5,240)            (4,557)
            Decrease (increase) in inventories                         10,804             (7,477)
            Decrease (increase) in deferred income tax asset            3,776               (633)
            Decrease in prepaid income taxes                           10,345                  -
            Decrease in other assets                                       63                  -
            Increase in accounts payable and accruals                   6,196              4,284
            Decrease in income taxes payable                                -             (8,697)
            Increase in deferred income tax liability                     189                  -
            Decrease in deferred revenue and other obligations           (299)              (852)
                                                                 --------------      -------------
       Net cash provided (used) by operating activities                44,527            (10,050)
                                                                 --------------      -------------
Cash flows from investing activities:
   Additions to equipment, furniture and fixtures                     (12,360)           (16,997)
   Maturities of marketable debt securities                                 -             85,450
   Purchases of marketable debt securities                            (73,809)           (76,702)
                                                                 --------------      -------------
       Net cash used in investing activities                          (86,169)            (8,249)
                                                                 --------------      -------------
Cash flows from financing activities:
   Repayment of other obligations                                       1,725                 46
   Net proceeds for issuance of common stock                            1,904              8,416
   Tax benefit related to exercise of stock options                     2,928             14,657
   Repayment of notes from receivable stockholders                          2                 69
                                                                 --------------      -------------
        Net cash provided by financing activities                       6,559             23,188
                                                                 --------------      -------------
        Net (decrease) increase in cash and cash equivalents          (35,083)             4,889
Cash and cash equivalents at beginning of period                      250,714            143,440
                                                                 --------------      -------------
Cash and cash equivalents at end of period                         $  215,631        $   148,329
                                                                 ==============      =============

       The accompanying notes are an integral part of these consolidated financial statements.

                                CIENA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

               The interim financial statements included herein for CIENA Corporation (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial position of the Company at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the Company's October 31, 1999 audited consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for the fiscal year ended October 31, 1999.

Revenue Recognition

               CIENA recognizes product revenue in accordance with the shipping terms specified and where collection is reasonably assured. For transactions where CIENA has yet to obtain customer acceptance, revenue is deferred until the terms of acceptance are satisfied. Revenue for installation services is recognized as the services are performed unless the terms of the supply contract combine product acceptance with installation, in which case revenues for installation services are recognized when the terms of acceptance are satisfied and installation is completed. Revenues from installation service fixed price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets. For distributor sales where risks of ownership have not transferred, CIENA recognizes revenue when the product is shipped through to the end user.

(2) INVENTORIES

Inventories are comprised of the following (in thousands):
                                                     October 31,       January 31,
                                                        1999              2000
                                                     ------------      -----------


Raw materials                                        $   49,298        $   44,333
Work-in-process                                          16,386            23,123
Finished goods                                           26,369            28,126
                                                     ------------      -----------
                                                         92,053            95,582
Less reserve for excess and obsolescence                (12,445)          (12,973)
                                                     ------------      -----------
                                                     $   79,608        $   82,609
                                                     ============      ===========

(3) EARNINGS PER SHARE CALCULATION

   The following is a reconciliation of the numerators and denominators of the basic net income per common share ("basic EPS") and diluted net income per common and dilutive potential common share ("diluted EPS"). Basic EPS is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding, and stock options using the treasury stock method (in thousands except per share amounts).

                                                        Quarter ended January 31,
                                                       ---------------------------
                                                            1999          2000
                                                        ------------    ---------
Net Income (loss)                                        $   (1,881)    $  9,062
                                                        ============    =========
Weighted average shares-basic                               131,202      138,091
                                                        ------------    ---------
Effect of dilutive securities:
   Employee stock options and warrants                           -         9,812
                                                        ------------    ---------
Weighted average shares-diluted                             131,202      147,903
                                                        ============    =========
Basic EPS                                                $    (0.01)     $  0.07
                                                        ============    =========
Diluted EPS                                              $    (0.01)     $  0.06
                                                        ============    =========

     During the quarter ended January 31, 2000 approximately 69,350 anti-diluted weighted shares from employee stock options have been excluded from the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

(4) COMPREHENSIVE INCOME

     The components of comprehensive income (loss) are as follows (in thousands):


                                             Quarter ended January 31,
                                             -------------------------
                                                1999          2000
                                             ------------  -----------
Net income (loss)                            $  (1,881)     $   9,062
Change in accumulated translation
adjustments                                         (1)            38
                                             ------------  -----------
Total comprehensive income (loss)            $  (1,882)     $   9,100
                                             ============  ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. The Company has set forth in its Form 10-K Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors," as filed with the Securities and Exchange Commission on December 10, 1999, a detailed statement of risks and uncertainties relating to the Company's business. In addition, set forth below under the heading "Risk Factors" is a further discussion of certain of those risks as they relate to the period covered by this report, the Company's near-term outlook with respect thereto, and the forward-looking statements set forth herein; however, the absence in this quarterly report of a complete recitation of or update to all risk factors identified in the Form 10-K should not be interpreted as modifying or superseding any such risk factor, except to the extent set forth below. Investors should review this quarterly report in combination with the Form 10-K in order to have a more complete understanding of the principal risks associated with an investment in the Company's Common Stock.

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

        During fiscal 1999 CIENA announced its LightWorks(TM) Initiative. CIENA's LightWorks is an optical networking architecture designed to change the fundamental economics of building service provider networks. LightWorks focuses on the three critical areas of optical networking: optical transport, core switching and service delivery. The products in CIENA's LightWorks combine the functionality of several current network elements into a single network element, thereby lowering the capital equipment requirements of a service provider and simplifying the network, in order to reduce a carrier's network operating costs.

        The products of CIENA's LightWorks architecture can be sold together as a complete network solution or separately as best-of-breed solutions. Products include four generations of long distance optical transport systems: MultiWave 1600(TM), MultiWave Sentry 1600(TM), MultiWave Sentry 4000(TM), and MultiWave CoreStream(TM). LightWorks also includes CIENA's short distance optical transport products: MultiWave Firefly(TM) and MultiWave Metro(TM). CIENA's LightWorks architecture also includes the initial release of CIENA's MultiWave EdgeDirector 500(TM), a multi-service transport platform, which enables carriers to efficiently transport voice and data services over a single integrated fiber access and interoffice network and the MultiWave CoreDirector(TM) product. MultiWave CoreDirector is believed to be the world's first intelligent optical core switch, allowing carriers to deliver a full range of transport services, without costly SONET/SDH (synchronous optical networks/synchronous digital hierarchy) multiplexers or inflexible "wavelength only" devices. We expect that units of the MultiWave CoreDirector will be generally available in the second half of calendar 2000. See "Risk Factors".

        In November 1999, CIENA announced it was pursuing enhancements to its MultiWave CoreStream product that will enable the system to offer the optimal combination of ultra long-distance transport functionality and channel count to further lower network costs for service providers. Using forward error correction (FEC), nonlinearity management, and dispersion mapping technologies, plus embedded software intelligence, MultiWave CoreStream will be able to support optical spans longer than 5,000 kilometers without additional optical-to-electrical signal regeneration. The Company expects to begin customer trials with these features of this product in the end of the first half of calendar 2000. See "Risk Factors".

        During January 2000, CIENA announced the LightWorks Toolkit(TM) for Optical Services, a series of new optics-, silicon- and software-based service enablers. CIENA's LightWorks Toolkit will assist carriers with the transition from static service provisioning to real-time, on demand bandwidth delivery; from bandwidths limited by traditional SONET/SDH to optical bandwidth of any size; and from a single wavelength quality of service to a range of service qualities that can be dynamically configured and monitored. These service-enabling tools, including Wavelength Binding, Flexible Concatenation, and VSR Optics, are scheduled to be integrated into CIENA's LightWorks products by the end of the third calendar quarter 2000. See "Risk Factors"

        CIENA has increased the number of optical networking equipment customers from a total of thirteen customers during the first quarter ended January 31, 1999 to twenty-five customers for current quarter ended January 31, 2000. The Company intends to preserve and enhance its market leadership and eventually build on its installed base with new and additional products. CIENA believes that its product and service quality, manufacturing experience, and proven track record of delivery will enable it to endure competitive pricing pressure while it concentrates on efforts to reduce product costs and maximize production efficiencies. See "Risk Factors".

        We have received a substantial purchase order from a new customer for equipment that will be manufactured and delivered in our second fiscal quarter. Our ability to recognize revenue in that quarter from this substantial order depends on our ability to deliver this equipment and satisfy the acceptance criteria prior to the end of the quarter. We have not previously installed equipment for this customer and there is a risk that when we deploy the equipment we will not be able to satisfy the acceptance criteria in a timely manner. Because of the size of this new order, if we fail to satisfy the acceptance criteria for this order prior to the end of the quarter, there could be a material adverse effect on our business, financial position and results of operations. See "Risk Factors".

               As of January 31, 2000 CIENA employed 1,964 people, which was a net increase of 36 persons over the 1,928 employed on October 31, 1999.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JANUARY 31, 1999 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2000

     REVENUE. CIENA recognized revenues of $100.4 million and $152.2 million for the first quarters ended January 31, 1999 and 2000, respectively.
The approximate $51.8 million or 51.6% increase in revenues in the first quarter 2000 compared to the first quarter 1999 was the result of an increase in revenues recognized from twenty-five different optical networking equipment customers in the quarter ended January 31, 2000, as compared to thirteen such customers in the same quarter of the prior year. Additionally, during the quarter ended January 31, 2000, each of two optical networking equipment customers accounted for at least 10% or more of CIENA's quarterly revenue and combined accounted for 39.8% of CIENA's quarterly revenue. This compares to the quarter ended January 31, 1999 where each of three optical transport equipment customers, accounted for at least 10% or more of the Company's quarterly revenue and combined accounted for approximately 71.0% of the Company's quarterly revenue. Revenues derived from foreign sales accounted for approximately 42.0% of the Company's revenues during both the first quarters ended January 31, 1999 and January 31, 2000.

     Revenues during CIENA's first quarter 2000 were largely attributed to sales of MultiWave CoreStream, MultiWave Sentry 4000 and MultiWave Sentry 1600 long distance optical transport systems. This compares to CIENA's first quarter 1999 revenues, which were largely attributed to sales of CIENA's MultiWave Sentry 4000 and MultiWave Sentry 1600 systems. MultiWave CoreStream systems were not available for sale in CIENA's first quarter 1999. First quarter 2000 revenues also included sales of MultiWave Metro systems which also were not available for sale during CIENA's first quarter 1999. Revenues derived from engineering, furnishing and installation services decreased as a percentage of total revenues from approximately 11.7% to 9.7% of the Company's revenues from the first quarter ended January 31, 1999 compared to the first quarter ended January 31, 2000, respectively.

     The Company expects revenues in the near term to be largely dependent upon sales to a new customer and several existing customers and to be largely derived from continued sales of the MultiWave CoreStream, MultiWave Sentry 4000 and MultiWave Metro. There are material risks associated with the Company's dependence on these customers, as well as the successful ramping up of manufacturing of these products. See "Risk Factors".

     GROSS PROFIT. Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees, inventory obsolescence costs and overhead related to the Company's manufacturing and engineering, furnishing and installation operations. Gross profits were $34.6 million and $65.2 million for the first quarters ended January 31, 1999 and 2000, respectively. The approximate $30.6 million or 88.3% increase in gross profit in the first quarter 2000 compared to the first quarter 1999 was the result of increased revenues and gross profit margin in the first quarter 2000 compared to first quarter 1999. Gross margin as a percentage of revenues was 34.5% and 42.8% for the first quarters 1999 and 2000, respectively. The increase in gross margin percentage for the first quarter 2000 compared to the first quarter 1999 was largely attributable to reductions in product costs and an increase in production efficiencies partially offset by aggressive price competition resulting in lower selling prices for optical transport systems.

     The Company's gross margins may be affected by a number of factors, including continued competitive market pricing, manufacturing volumes and efficiencies and fluctuations in component costs. During the remainder of fiscal 2000, the Company expects to face continued pressure on gross margins, primarily as a result of price discounting by competitors seeking to acquire market share. See "Risk Factors."

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $22.2 million and $29.7 million for the first quarters ended January 31, 1999 and 2000, respectively. During the first quarters 1999 and 2000, research and development expenses were 22.1% and 19.5% of revenue, respectively. The approximate $7.5 million or 33.9% increase in research and development expenses in the first quarter 2000 compared to the first quarter 1999 was the result of increases in staffing levels, usage of prototype materials, and depreciation expense. CIENA expects that its research and development expenditures will continue to increase during the remainder of fiscal year 2000 to support the continued development of products for the LightWorks architecture, the exploration and possible purchase of new or complementary technologies, and the pursuit of various cost reduction strategies. The Company expenses research and development costs as incurred.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $13.6 million and $18.1 million for the first quarters ended January 31, 1999 and 2000, respectively. During the first quarters 1999 and 2000, selling and marketing expenses were 13.6% and 11.9% of revenues, respectively. The approximate $4.5 million or 33.2% increase in selling and marketing expenses in the first quarter 2000 compared to the first quarter 1999 was primarily the result of increased staffing levels in the areas of sales, marketing, technical assistance and field support, and costs for customer demonstration systems, travel expenditures and rent expense. The Company anticipates that its selling and marketing expenses will increase during the remainder of fiscal year 2000 as additional personnel are hired and offices opened, particularly in support of international market development, to allow the Company to pursue new market opportunities.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $5.0 million and $6.9 million for the first quarters ended January 31, 1999 and 2000, respectively. During the first quarters 1999 and 2000, general and administrative expenses were 5.0% and 4.5% of revenue, respectively. The approximate $1.8 million or 36.4% increase in general and administrative expenses from the first quarter 1999 compared to the first quarter 2000 was primarily the result of increased staffing levels and outside consulting services. The Company believes that its general and administrative expenses for the remainder of fiscal 2000 will moderately increase due to the expansion of the Company's administrative staff required to support its expanding operations.

     INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income and other income (expense), net were $3.4 million and $3.0 million for the first quarters ended January 31, 1999 and 2000, respectively. The approximate $0.4 million or 10.3% decrease in interest income and other income (expense), net was largely attributable to lower invested cash balances.

     PROVISION (BENEFIT) FOR INCOME TAXES. CIENA's benefit for income taxes was ($1.0) million for the first quarter ended January 31, 1999. CIENA's provision for income taxes was $4.4 million for the first quarter ended January 31, 2000. During the first quarters 1999 and 2000, the tax rate used for income taxes were 35.6% and 32.5% of income (loss) before income taxes, respectively. The decline in the income tax rate in first quarter 2000 compared to first quarter 1999 was the result of a lower combined effective state income tax expenses, increased benefits derived from the Company's Foreign Sales Corporation, and an increase in expected tax credits derived from research and development activities.

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 2000, the Company's principal source of liquidity was its cash and cash equivalents of $148.3 million and its marketable debt securities of $110.2 million, which when combined, represent a decrease of approximately $3.9 million from the October 31, 1999 cash and cash equivalents and marketable debt securities combined balance. The Company's marketable debt securities have maturities no longer than six months.

     Cash used in operations was $10.1 million for the first quarter ended January 31, 2000. This amount was principally attributable to an increase in accounts receivable, increase in inventory, and a decrease in income taxes payable.

     Investment activities in the first quarter ended January 31, 2000 included the net redemption of $8.7 million worth of corporate marketable debt securities, and $17.0 million invested in capital expenditures. Of the amount invested in capital expenditures, $14.8 million was used for additions to capital equipment and furniture and the remaining $2.2 million was invested in leasehold improvements. The Company expects to use an additional $80 million to $90 million of capital during the remainder of fiscal 2000 for construction of leasehold improvements for its facilities and additional investments in capital equipment.

     The Company believes that its existing cash balance and cash flows from future operations will be sufficient to meet the Company's capital requirements for at least the next 18 to 24 months.

YEAR 2000 READINESS

     Many computer systems were not designed to handle any dates beyond the year 1999; accordingly, affected hardware and software needed to be modified prior to the year 2000 in order to remain functional. CIENA's operations make use of a variety of computer equipment and software. To date CIENA operations have not been adversely impacted as a result of the year 2000 date change. If the computer equipment and software used in the operation of CIENA and its products do not correctly recognize subsequent date information during 2000, there could be an adverse impact on CIENA's operations.

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

     CIENA has concluded a comprehensive inventory and evaluation of either information technology ("IT") or software systems and non-IT systems used to run its systems. Non-IT systems typically include embedded technology such as microcontrollers. Examples of CIENA's Non-IT systems include certain equipment used for production, research, testing and measurement processes and calibration. CIENA has completed the process of upgrading or replacing those identified non-compliant systems. For the Year 2000 non-compliance systems identified, the cost of remediation was not material to CIENA's financial condition or operating results. However, if significant new noncompliance issues are identified, CIENA's results of operations or financial condition may be materially adversely affected.

     CIENA changed its main financial, manufacturing and information system to a company-wide Year 2000 compliant enterprise resource planning ("ERP") computer-based system during the fourth quarter of fiscal 1998. CIENA estimates that it has spent approximately $4.5 million on its ERP implementation. During fiscal 1999, CIENA spent approximately $400,000 to address identified Year 2000 issues. During the first quarter of fiscal 2000, CIENA spent approximately $40,000 to address identified Year 2000 issues. CIENA used cash from operations for Year 2000 remediation and replacement costs. Approximately less than 2% of the information technology budget was used for remediation. No other information technology projects have been deferred due to the Year 2000 efforts. CIENA has employed an independent verification consultant to validate CIENA's processes in order to assure the reliability of CIENA's risk estimates. The consultant's findings identify CIENA's processes as sufficient and our risk of negative impact as low.

     CIENA has contacted its critical suppliers to determine whether a supplier's operations, products and services are Year 2000 compliant. To date, CIENA's optical suppliers have represented that their products are Year 2000 compliant. If these suppliers fail to adequately address the Year 2000 issue for the products they provide to CIENA, this could have a material adverse impact on CIENA's operations and financial results. Initial contingency plans have been developed in case CIENA or its key suppliers will not be Year 2000 compliant, and such noncompliance is expected to have a material adverse impact on CIENA's operations.

     The risks to CIENA resulting from the failure of third parties in the public and private sector to attain Year 2000 readiness are generally similar to those faced by other firms in CIENA's industry or other business enterprises generally. The following are representative of the types of risks that could result in the event of one or more major failures of CIENA's information systems, factories or facilities to be Year 2000 ready, or similar major failures by one or more major third party suppliers to CIENA: (1) information systems - could include interruptions or disruptions of business and transaction processing such as customer billing, payroll, accounts payable and other operating and information processes, until systems can be remedied or replaced;
(2) factories and facilities - could include interruptions or disruptions of manufacturing processes and facilities with delays in delivery of products, until non-compliant conditions or components can be remedied or replaced; and (3) major suppliers to CIENA could include interruptions or disruptions of the supply of raw materials, supplies and Year 2000 ready components which could cause interruptions or disruptions of manufacturing and delays in delivery of products, until the third party supplier remedied the problem or contingency measures were implemented. Risks of major failures of CIENA's principal products could include adverse functional impacts experienced by customers, the costs and resources for CIENA to remedy problems or replace products where CIENA is obligated or undertakes to take such action, and delays in delivery of new products.

RISK FACTORS

OUR RESULTS CAN BE UNPREDICTABLE

        Our ability to recognize revenue during a quarter from a customer depends upon our ability to ship product and satisfy other contractual obligations of a customer sale in that quarter. In general, revenue and operating results in any reporting period may fluctuate due to factors including:

           - timing and size of orders from customers

           - the introduction of new products

           - availability of customer sites for installation

           - satisfaction of contractual customer acceptance criteria and related revenue recognition issues

           - manufacturing and shipment delays and deferrals

        Our optical networking products require a relatively large investment and our target customers are highly demanding and technically sophisticated. There are only a small number of customers in each geographic market and each customer has unique needs. As a result, the sales cycles for our products are long - often more than a year between our initial introduction to the customer and their commitment to purchase.

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

        We have received a substantial purchase order from a new customer for equipment that will be manufactured and delivered in our second fiscal quarter. Our ability to recognize revenue in that quarter from this substantial order depends on our ability to deliver this equipment and satisfy the acceptance criteria prior to the end of the quarter. We have not previously installed equipment for this customer and there is a risk that when we deploy the equipment we will not be able to satisfy the acceptance criteria in a timely manner. Because of the size of this new order, if we fail to satisfy the acceptance criteria for this order prior to the end of the quarter, there could be a material adverse effect on our business, financial position and results of operations.

        Additionally, our Core Switching Division and Access Systems Division have ongoing development and operating expenses but are not expected to contribute materially to revenues until the second half of calendar 2000.

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

        The introduction of new products embodying new technologies or the emergence of new industry standards could render our existing products uncompetitive from a pricing standpoint, obsolete or unmarketable. Any of these outcomes would have a material adverse effect on our business, financial condition and results of operations. The certification process for new telecommunications equipment used in RBOC networks, which is a process that traditionally has included, among other things, testing by Telcordia Technologies, has in the past resulted in and may continue to result in unanticipated delays which may affect the deployment of our products for the RBOC market.

        Any delays in component availability for any of our products or test equipment could result in delays in deployment of these products and in recognizing revenues. These delays could adversely affect our customer relationships and our results of operations.

WE FACE INTENSE COMPETITION WHICH COULD HURT OUR SALES AND PROFITABILITY

        The market for optical networking equipment is extremely competitive. Competition in the optical networking market is broadly based on varying combinations of price, manufacturing capability, comprehensiveness of the system solution meeting immediate network needs and foreseeable scalability requirements. A small number of very large companies have historically dominated the telecommunications equipment industry including Lucent, Alcatel, Nortel, NEC, Pirelli, Siemens, Ericsson, Fujitsu, and Hitachi. Cisco has recently announced its intention to purchase Pirelli's DWDM business. If this transaction closes as expected Cisco will become a direct competitor. These companies have substantial financial, marketing, manufacturing and intellectual property resources. In addition, these companies have substantially greater resources to develop or acquire new technologies. We sell systems which compete directly with product offerings of these companies and in some cases displace their legacy equipment. As such, we represent a specific threat to these companies. The continued expansion of our product offerings with products such as the MultiWave CoreDirector and MultiWave EdgeDirector likely will increase this perceived threat. We expect continued aggressive tactics from many of these competitors, including:

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

        New competitors may also emerge to compete with our existing products as well as our future products. There has been an increase in funding of new companies intending to develop new products for the optical networking market. These companies have time to market advantages due to the narrow and exclusive focus of their efforts and in some cases offer equity stakes to attract new customers. In particular, a number of companies, including several start-ups, have announced products that compete with our MultiWave CoreStream, Multiwave Metro, MultiWave CoreDirector and MultiWave EdgeDirector products.

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPLETE DEVELOPMENT AND ACHIEVE COMMERCIAL ACCEPTANCE OF NEW PRODUCTS

        The MultiWave CoreDirector is in the customer trials phase. We expect that units of the Multiwave CoreDirector will be generally available in the second half of calendar 2000. Enhancements to the MultiWave CoreStream product to offer ultra long-distance transport functionality is in the development phase and has not matured into commercially manufacturable units suitable for field deployment. We expect to begin customer trials of these features of the MultiWave CoreStream product in the end of the first half of calendar 2000. The maturing process from laboratory prototype to customer trials to commercial acceptance involves a number of steps, including:

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

        We are in the laboratory testing phase for future releases of the MultiWave EdgeDirector product. These releases expand upon the limited functionality of the initial release of the MultiWave EdgeDirector and address anticipated market requirement. We can make no assurances of the market acceptance for the initial release of the MultiWave EdgeDirector or our ability to introduce future releases of the MultiWave EdgeDirector that gain market acceptance. If market acceptance of the initial or future releases of the MultiWave EdgeDirector is limited, or we are unable to successfully develop future releases of the MultiWave EdgeDirector, our competitive position and financial condition could be adversely affected.

WE MAY EXPERIENCE DELAYS FROM OUR SUPPLIERS AND FOR SOME ITEMS WE DO NOT HAVE SUBSTITUTE SUPPLIERS

        We depend on a small number of suppliers for components of our products, as well as equipment used to manufacture and test our products. Our highest capacity product currently being shipped, the MultiWave CoreStream which currently is capable of up to 96 channels at 2.5 Gb/s or up to 48 channels at
10.0 Gb/s transmission speeds, includes several higher performance components for which reliable, high volume suppliers are particularly limited. On occasion, we have experienced delays in receipt of components. Any future difficulty in obtaining sufficient and timely delivery of them could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on our business, financial condition and results of operations. Our availability of components could be adversely impacted by a recent wave of consolidation in the industry, such as the recent purchase of E-Tech by JDS Uniphase. Delayed deliveries of key components from these sources could have a material adverse effect on CIENA's near-term results of operations.

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

        Unanticipated changes in customer purchasing plans also create unpredictability in our results. A portion of our anticipated revenue over the next several quarters is comprised of orders of less than $25 million each from several customers, some of which involve extended payment terms or other financing assistance. Our ability to recognize revenue from financed sales to these carriers will be impacted by their financial condition. Further, we will need to evaluate the collectibility of receivables from these carriers if their financial condition deteriorates in the future. Purchasing delays, changes in the financial condition or the amount of purchases by any of these customers, could have a material adverse effect on us.

OUR SUCCESS LARGELY DEPENDS ON OUR ABILITY TO RETAIN KEY PERSONNEL

        Our success has always depended in large part on our ability to attract and retain highly-skilled technical, managerial, sales and marketing personnel, particularly those skilled and experienced with optical communications equipment. Our key founders and employees, together with the key founders and employees of Lightera and Omnia have received a substantial number of CIENA shares and vested options that can be sold at substantial gains. In many cases, these individuals could become financially independent through these sales, before CIENA's future products have matured into commercially deliverable products. Under the circumstances, we face a difficult and significant task of retaining and motivating these key personnel. As CIENA has grown and matured, competitors' efforts to entice our employees to leave have intensified, particularly among competitive startups and other early stage companies seeking to replicate CIENA's experience. CIENA and its employees are parties to agreements that limit the employee's ability to work for a competitor and to solicit CIENA employees and customers following termination of employment. We expect our competitors will respect these agreements and not interfere with them. However, CIENA has in the past been required to enforce and currently is in the process of enforcing some of these agreement. We expect in the future to continue to be required to resort to legal actions to enforce these agreements. We could incur substantial costs in enforcing these claims. We can make no assurances that we will be successful in these suits, or that we will be able to retain all of our key contributors or attract new personnel to add to or replace them. The loss of key personnel would likely have a material adverse effect on our business, financial condition and results of operations.

PRODUCT PERFORMANCE PROBLEMS COULD LIMIT OUR SALES PROSPECTS

        The production of new optical networking products and systems with high technology content involves occasional problems as the technology and manufacturing methods mature. We are aware of instances domestically and internationally of delayed installation and activation of some of our products due to faulty components. If significant reliability, quality or network monitoring problems develop, a number of material adverse effects could result, including:

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

OUR PROSPECTS DEPEND ON DEMAND WHICH WE CANNOT PREDICT OR CONTROL

        We may not anticipate changes in direction or magnitude of demand for our products. Unanticipated reductions in demand for our products would adversely affect us, as can upsurges in demand.

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

        Recently we have experienced an increased level of sales activity that could lead to an upsurge in demand that is reflected in the overall increase in demand for optical networking and similar products in the telecommunications industry. Our results may be adversely affected if we are unable to address this demand adequately by successfully scaling up our manufacturing capacity and hiring additional qualified personnel. To date we have largely depended on our own manufacturing and assembling facilities to meet customer expectations, but we cannot be sure that we can meet those expectations in all cases by internal capabilities. In that case, we face the challenge of adequately managing customer expectations and/or finding alternative means of meeting them.

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

LEGAL PROCEEDINGS COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS

        In August 1998, shareholder class action lawsuits were filed against us and certain of our officers and directors. These lawsuits, which were consolidated into one amended complaint, which was dismissed by the United States District Court on July 19, 1999, with leave to amend. On August 20, 1999 plaintiffs filed the second amended class action compliant. We have filed and briefed a motion asking the Court to dismiss the second amended complaint. On January 21, 2000 the Court heard oral argument on the second amended complaint. On January 24, 2000 the Court granted plaintiffs leave to amend the second amended complaint, which they did on February 3, 2000. Motion to dismiss the second amended complaint, as amended on February 3, 2000, is currently pending before the Court. We believe the allegations in the complaint are without merit and intend to defend the case vigorously. If we do not prevail at the motion stage, and after discovery and trial, the case is decided adversely to CIENA, it could have a material adverse effect on our financial condition and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        INTEREST RATE SENSITIVITY. The Company maintains a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency discount notes with an average maturity of less than six months. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at January 31, 2000, the fair value of the portfolio would decline by approximately $4.5 million. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

        FOREIGN CURRENCY EXCHANGE RISK. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically the Company's primary exposures have been related to nondollar-denominated operating expenses in Canada, Europe and Asia where the Company sells primarily in U.S. dollars. The introduction of the Euro as a common currency for members of the European Monetary Union began during the Company's fiscal year 1999. The foreign currency exposure resulting from the introduction of the Euro has been immaterial to the operating results of the Company. The Company is prepared to hedge against fluctuations in the Euro if this exposure becomes material. As of January 31, 2000 the assets and liabilities of the Company related to non-dollar denominated currencies was not material. Therefore we do not expect that an increase or decrease of 10 percent in the foreign exchange rate would have a material impact on the Company's financial position.

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

CLASS ACTION LITIGATION

        A class action complaint was filed on August 26, 1998 in U.S. District Court for the District of Maryland entitled Witkin et al. v. CIENA Corporation et al. (Case No. Y-98-2946). Several other complaints, substantially similar in content were consolidated by court order on November 30, 1998. An amended, consolidated complaint was filed on February 16, 1999. On July 19, 1999 the United States District Court dismissed the suit with leave to amend before any discovery had been taken. On August 20, 1999, plaintiffs filed a second amended class action complaint alleging that CIENA and certain officers and directors violated certain provisions of the federal securities laws, including Section 10(b) and Rule 10b-5 under the Securities Exchange Act of 1934, by making false statements, failing to disclose material information and taking other actions intending to artificially inflate and maintain the market price of CIENA's common stock during the Class Period of May 21, 1998 to September 14, 1998, inclusive. The plaintiffs intend to seek certification of the suit as a class action on behalf of all persons who purchased shares of CIENA's common stock during the Class Period and the awarding of compensatory damages in an amount to have been determined at trial together with attorneys' fees. CIENA has filed, and the parties have fully briefed, a motion to dismiss the second amended complaint. On January 21, 2000 the Court heard oral argument on the second amended complaint. On January 24, 2000, the Court granted plaintiffs leave to amend the second amended complaint, which they did on February 3, 2000. A motion to dismiss the second amended complaint, as amended on February 3, 2000, is currently pending before the Court. CIENA believes the suit is without merit and CIENA intends to continue to defend the case vigorously.

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

Date: February 17, 2000           By:    /s/ Patrick H. Nettles
      -----------------                  ----------------------
                                         Patrick H. Nettles
                                         President, Chief Executive Officer
                                         and Director
                                         (Duly Authorized Officer)

Date: February 17, 2000           By:    /s/ Joseph R. Chinnici
      -----------------                  ----------------------
                                         Joseph R. Chinnici
                                         Senior Vice President, Finance and
                                         Chief Financial Officer
                                         (Principal Financial Officer)