Form 10-Q
period 2000-04-30
CIENA CORP
filed 2000-05-18
CIK 936395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   CLASS                        OUTSTANDING AT MAY 18, 2000
       -------------------------------          ---------------------------
        Common stock. $0.01 par value                141,226,221

                               Page 1 of 26 pages


                                CIENA CORPORATION

                                      INDEX

                                    FORM 10-Q

                                                                              PAGE NUMBER
 PART I - FINANCIAL INFORMATION

 Item 1.   Financial Statements

           Consolidated Statements of Operations
           quarters and six months ended April 30, 1999
           and April 30, 2000                                                      3

           Consolidated Balance Sheets
           October 31, 1999 and April 30, 2000                                     4

           Consolidated Statements of Cash Flows
           six months ended April 30, 1999 and
           April 30, 2000                                                          5

           Notes to Consolidated Financial Statements                              6

 Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                              8

 Item 3.   Quantitative and Qualitative Disclosures About Market Risk              18

 PART II - OTHER INFORMATION

 Item 1.   Legal Proceedings                                                       19

 Item 4.   Submission of Matters to a Vote of Security Holders                     19

 Item 6.   Exhibits and Reports on Form 8-K                                        20

 Signatures                                                                        21

ITEM 1. FINANCIAL STATEMENTS

                                CIENA CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        Quarter Ended                   Six Months Ended
                                                 --------------------------        ---------------------------
                                                 April 30,        April 30,        April 30,         April 30,
                                                   1999             2000             1999              2000
                                                 ---------        ---------        ---------        ---------
Revenue                                          $ 111,490        $ 185,679        $ 211,907        $ 337,892
Cost of goods sold                                  71,238          104,205          137,016          191,208
                                                 ---------        ---------        ---------        ---------
  Gross profit                                      40,252           81,474           74,891          146,684
                                                 ---------        ---------        ---------        ---------

Operating expenses:
  Research and development                          24,094           29,965           46,312           59,707
  Selling and marketing                             13,092           20,331           26,700           38,453
  General and administrative                         5,849            7,176           10,885           14,047
  Merger costs                                       2,253                -            2,253                -
                                                 ---------        ---------        ---------        ---------
      Total operating expenses                      45,288           57,472           86,150          112,207
                                                 ---------        ---------        ---------        ---------

Income (loss) from operations                       (5,036)          24,002          (11,259)          34,477

Interest and other income (expense), net             3,698            3,357            7,094            6,403

Interest expense                                      (115)             (89)            (210)            (185)
                                                 ---------        ---------        ---------        ---------

Income (loss) before income taxes                   (1,453)          27,270           (4,375)          40,695

Provision (benefit) for income taxes                  (468)           8,863           (1,509)          13,226
                                                 ---------        ---------        ---------        ---------

Net income (loss)                                $    (985)       $  18,407        $  (2,866)       $  27,469
                                                 =========        =========        =========        =========

Basic net income (loss) per common share         $   (0.01)       $    0.13        $   (0.02)       $    0.20
                                                 =========        =========        =========        =========

Diluted net income (loss) per common share
   and dilutive potential common share           $   (0.01)       $    0.12        $   (0.02)       $    0.18
                                                 =========        =========        =========        =========

Weighted average basic common shares
   outstanding                                     132,530          140,081          132,041          139,300
                                                 =========        =========        =========        =========

Weighted average basic common and
   dilutive potential common shares
   outstanding                                     132,530          149,563          132,041          148,977
                                                 =========        =========        =========        =========

   The accompanying notes are an integral part of these consolidated financial statements.

                                CIENA CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                  October 31,       April 30,
                                                                                     1999             2000
                                                                                   ---------        ---------
                                                     ASSETS
Current assets:
  Cash and cash equivalents                                                        $ 143,440        $  90,004
  Marketable debt securities                                                         118,956          147,137
  Accounts receivable, net                                                           144,348          197,771
  Inventories, net                                                                    79,608          107,566
  Deferred income taxes                                                               25,385           26,605
  Prepaid income taxes                                                                     -           15,735
  Prepaid expenses and other                                                          21,262           31,502
                                                                                   ---------        ---------
   Total current assets                                                              532,999          616,320
Equipment, furniture and fixtures, net                                               125,252          146,109
Goodwill and other intangible assets, net                                             12,635           10,817
Other assets                                                                           6,949            7,588
                                                                                   ---------        ---------
   Total assets                                                                    $ 677,835        $ 780,834
                                                                                   =========        =========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                 $  34,399        $  42,629
  Accrued liabilities                                                                 58,486           78,446
  Income taxes payable                                                                 8,697                -
  Deferred revenue                                                                     2,954            1,294
  Other current obligations                                                              992              722
                                                                                   ---------        ---------
   Total current liabilities                                                         105,528          123,091
Deferred income taxes                                                                 36,953           36,953
Other long-term obligations                                                            4,881            5,002
                                                                                   ---------        ---------
   Total liabilities                                                                 147,362          165,046
                                                                                   ---------        ---------
Commitments and contingencies
Stockholders' equity:
  Preferred stock - par value $0.01; 20,000,000 shares authorized;
    zero shares issued and outstanding                                                     -                -
  Common stock - par value $0.01; 460,000,000 shares authorized;
    138,187,356 and  141,165,194 shares issued and outstanding                         1,382            1,412
Additional paid-in capital                                                           360,082          417,855
Notes receivable from stockholders                                                      (210)             (31)
Accumulated other comprehensive income                                                   (40)            (176)
Retained earnings                                                                    169,259          196,728
                                                                                   ---------        ---------
   Total stockholders' equity                                                        530,473          615,788
                                                                                   ---------        ---------
Total liabilities and stockholders' equity                                         $ 677,835        $ 780,834
                                                                                   =========        =========


  The accompanying notes are an integral part of these consolidated financial statements.

                                CIENA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              Six Months Ended April 30,
                                                                              --------------------------
                                                                                1999              2000
                                                                              ---------        ---------
Cash flows from operating activities:
      Net income (loss)                                                       $  (2,866)       $  27,469
       Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
             Non-cash charges from equity transactions                              262               20
             Amortization of premiums on marketable debt securities                  87                -
             Effect of translation adjustments                                      128             (136)
             Depreciation and amortization                                       23,580           28,432
             Provision for doubtful accounts                                          -              250
             Provision for inventory excess and obsolescence                      2,533            7,483
             Provision for warranty and other contractual obligations             4,617            5,830
             Changes in assets and liabilities:
                     Increase in accounts receivable                            (10,976)         (53,673)
                     Decrease (increase) in inventories                          14,190          (35,441)
                     Decrease (increase) in deferred income tax asset             2,907           (1,220)
                     Decrease (increase) in prepaid income tax                   11,688          (15,735)
                     Increase in prepaid expenses and other                      (5,245)         (10,842)
                     Increase in accounts payable and accruals                      369           22,360
                     Increase (decrease) in income taxes payable                  4,457           (8,697)
                     Increase in deferred income tax liability                    2,455                -
                     Decrease in deferred revenue and other obligations            (365)          (1,660)
                                                                              ---------        ---------
             Net cash provided (used) by operating activities                    47,821          (35,560)
                                                                              ---------        ---------
Cash flows from investing activities:
      Additions to equipment, furniture and fixtures                            (24,668)         (47,471)
      Purchases of marketable debt securities                                  (118,277)        (172,263)
      Maturities of marketable debt securities                                   34,249          144,045
                                                                              ---------        ---------
             Net cash used in investing activities                             (108,696)         (75,689)
                                                                              ---------        ---------
Cash flows from financing activities:
      Net  proceeds from (repayment of) other obligations                         1,738             (149)
      Proceeds for issuance of common stock and warrants                          5,188           19,088
      Tax benefit related to exercise of stock options                            3,796           38,695
      Repayment of notes receivable from stockholders                                92              179
                                                                              ---------        ---------
             Net cash provided by financing activities                           10,814           57,813
                                                                              ---------        ---------
             Net decrease in cash and cash equivalents                          (50,061)         (53,436)
Cash and cash equivalents at beginning of period                                250,714          143,440
                                                                              ---------        ---------
Cash and cash equivalents at end of period                                    $ 200,653        $  90,004
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

Revenue Recognition

       CIENA recognizes product revenue in accordance with the shipping terms specified and where collection is reasonably assured. For transactions where CIENA has yet to obtain customer acceptance, revenue is deferred until the terms of acceptance are satisfied. Revenue for installation services is recognized as the services are performed unless the terms of the supply contract combine product acceptance with installation, in which case revenues for installation services are recognized when the terms of acceptance are satisfied and installation is completed. Revenues from installation service fixed price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets. For distributor sales where risks of ownership have not transferred, CIENA recognizes revenue when the product is sold to the end user.

Newly Issued Accounting Standards

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 as amended by SFAS No. 137 will be effective for the Company's fiscal year ending October 31, 2001. The Company believes the adoption of SFAS No. 133 will not have a material effect on the consolidated financial statements.

       In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB
101) which clarifies the Securities and Exchange Commission's view on revenue recognition. CIENA believes its existing revenue recognition policies and procedures are generally in compliance with SAB 101 and therefore, SAB 101's adoption will have no material impact on CIENA's financial condition, results of operations or cash flows.

       In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25" (FIN. 44). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25 "Accounting for Stock Issued to Employees." The effective date of the interpretation is July 1, 2000. The provisions of the interpretation will apply prospectively, but it will also cover certain events occurring after December 15, 1998 and after January 12, 2000. The Company believes the adoption of FIN. 44 will not have an effect on the current or historical consolidated financial statements, but may impact its future accounting regarding stock option transactions.

(2) INVENTORIES

Inventories are comprised of the following (in thousands):

                                              October 31,       April 30,
                                                 1999             2000
                                               ---------        ---------
Raw materials                                  $  49,298        $  60,805
Work-in-process                                   16,386           26,455
Finished goods                                    26,369           35,194
                                               ---------        ---------
                                                  92,053          122,454
Less reserve for excess and obsolescence         (12,445)         (14,888)
                                               ---------        ---------
                                               $  79,608        $ 107,566
                                               =========        =========

(3) EARNINGS PER SHARE CALCULATION

       The following is a reconciliation of the numerators and denominators of the basic net income per common share ("basic EPS") and diluted net income per common and dilutive potential common share ("diluted EPS"). Basic EPS is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding, stock options and warrants using the treasury stock method (in thousands except per share amounts):

                                                 Quarter ended April 30,
                                              ---------------------------
                                                  1999             2000
                                              ------------       --------
Net income (loss).........................    $       (985)      $ 18,407
                                              ============       ========
Weighted average shares-basic.............         132,530        140,081
                                              ------------       --------
Effect of dilutive securities:
    Employee stock options and warrants                  -          9,482
                                              ------------       --------
Weighted average shares-diluted...........         132,530        149,563
                                              ============       ========
Basic EPS.................................    $      (0.01)      $   0.13
                                              ============       ========
Diluted EPS...............................    $     ( 0.01)      $   0.12
                                              ============       ========

                                            Six months ended April 30,
                                           ----------------------------
                                               1999             2000
                                           ------------       ---------
Net income (loss) ..................       $     (2,866)      $ 27,469
                                           ============       ========
Weighted average shares-basic ......            132,041        139,300
                                           ------------       --------

Effect of dilutive securities:
     Employee stock options ........                  -          9,677
                                           ------------       --------
     Weighted average shares-diluted            132,041        148,977
                                           ============       ========
Basic EPS ..........................       $     ( 0.02)      $   0.20
                                           ============       ========
Diluted EPS ........................       $     ( 0.02)      $   0.18
                                           ============       ========

       Stock options to purchase 298,500 and 196,657 shares of common stock were outstanding during the quarters ended April 30, 1999 and April 30, 2000, respectively, but were not included in the computation of diluted EPS as the effect would be anti-dilutive. In addition, stock options to purchase 258,316 and 133,840 shares of common stock were outstanding during the six months ended April 30, 1999 and April 30, 2000, respectively, but were not included in the computation of diluted EPS as the effect would be anti-dilutive.

(4) COMPREHENSIVE INCOME

The components of comprehensive income (loss) are as follows (in thousands):

                                                     Quarter ended April 30,        Six months ended April 30,
                                                    -------------------------     ------------------------------
                                                       1999            2000            1999            2000
                                                    -------------------------     ------------------------------
Net income (loss)                                   $   (985)       $ 18,407        $ (2,866)       $ 27,469
Change in accumulated translation adjustments            129            (174)            128            (136)
                                                    -------------------------     ------------------------------
Total comprehensive income (loss)                   $   (856)       $ 18,233        $ (2,738)       $ 27,333
                                                    =========================     ==============================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. CIENA has set forth in its Form 10-K Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors," as filed with the Securities and Exchange Commission on December 10, 1999, a detailed statement of risks and uncertainties relating to the Company's business. In addition, set forth below under the heading "Risk Factors" is a further discussion of certain of those risks as they relate to the period covered by this report, the Company's near-term outlook with respect thereto, and the forward-looking statements set forth herein. Investors should review this quarterly report in combination with the Form 10-K in order to have a more complete understanding of the principal risks associated with an investment in the Company's Common Stock.

OVERVIEW

       CIENA is a leader in the rapidly emerging optical networking equipment market. We offer a comprehensive portfolio of products for communications service providers worldwide. Our customers include long-distance carriers, competitive local exchange carriers, Internet service providers and wholesale carriers. We offer optical transport, intelligent switching and multi-service delivery systems that enable service providers to provision, manage and deliver high-bandwidth services to their customers. We have pursued a strategy to develop and leverage the power of disruptive technologies to change the fundamental economics of building carrier-class communications networks, providing our customers with a competitive advantage.

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

       The products of CIENA's LightWorks architecture can be sold together as a complete network solution or separately as best-of-breed solutions. Products include four generations of long distance optical transport systems: MultiWave 1600(TM), MultiWave Sentry 1600(TM), MultiWave Sentry 4000(TM), and MultiWave CoreStream(TM). LightWorks also includes CIENA's short distance optical transport products: MultiWave Firefly(TM) and MultiWave Metro(TM). CIENA's LightWorks architecture also includes the MultiWave EdgeDirector 500(TM), a multi-service transport platform, which enables carriers to efficiently transport voice and data services over a single integrated fiber access and interoffice network and the MultiWave CoreDirector(TM) product. The MultiWave CoreDirector is on intelligent optical core switch that allows carriers to deliver a full range of transport services, without costly SONET/SDH (synchronous optical networks/synchronous digital hierarchy) multiplexers or inflexible "wavelength only" devices. We expect that units of the MultiWave CoreDirector will be generally available in the second half of calendar 2000. See "Risk Factors".

       In November 1999, CIENA announced it was pursuing enhancements to its MultiWave CoreStream product that will enable the system to offer the optimal combination of ultra long-distance transport functionality and channel count to further lower network costs for service providers. Using forward error correction (FEC), nonlinearity management, and dispersion mapping technologies, plus embedded system intelligence, MultiWave CoreStream will be able to support optical spans longer than 5,000 kilometers without additional optical-to-electrical signal regeneration. We expect to begin customer trials with these features of this product in the second half of calendar 2000. See "Risk Factors".

       During January 2000, CIENA announced the LightWorks Toolkit(TM) for Optical Services, a series of new optics-, silicon- and software-based service enablers. CIENA's LightWorks Toolkit will assist carriers with the transition from static service provisioning to real-time, on demand bandwidth delivery; from bandwidths limited by traditional SONET/SDH to optical bandwidth of any size; and from a single wavelength quality of service to a range of service qualities that can be dynamically configured and monitored. These service-enabling tools, including Wavelength Binding, Flexible Concatenation, and VSR Optics, are scheduled to be integrated into CIENA's LightWorks products in the second half of calendar 2000. See "Risk Factors".

       During May 2000, CIENA announced the introduction of its newest intelligent optical core switching product, MultiWave CoreDirector CI, an entry version of CIENA's market-leading MultiWave CoreDirector switch. MultiWave CoreDirector CI is designed to offer network operators all the intelligence, real-time provisioning, dynamic network protection, and comprehensive network management capabilities of MultiWave CoreDirector, but the CI model is optimized for smaller central offices predominant in regional and metropolitan portions of service provider networks. The initial release of MultiWave CoreDirector CI is expected in limited availability for customer trials during the fourth quarter of calendar 2000. See "Risk Factors".

       During May 2000, CIENA announced the launch of its LightWorks ON-Center(TM) Management Suite, a new fully integrated family of software-based tools for comprehensive element, network and service layer management across service provider networks. ON-Center is designed to enable accelerated deployment of new, differentiating optical services, reduced network operating and management costs, and innovative customer service solutions. The ON-Center management suite is designed to help service providers use the built-in networking intelligence of CIENA's LightWorks Toolkit for Optical Services and network architecture to enable real-time service deployment, dynamic service level agreement (SLA) management, multi-vendor optical service monitoring, full Fault, Configuration, Accounting, Performance and Security (FCAPS) management across CIENA systems, and Web-based customer service awareness tools. The initial release of ON-Center is expected to be available by the end of calendar 2000.

       CIENA has increased the number of optical networking equipment customers from a total of sixteen customers during the six months ended April 30, 1999 to twenty-seven customers for the six months ended April 30, 2000. We intend to preserve and enhance our market leadership and eventually build on our installed base with new and additional products. CIENA believes that its product and service quality, manufacturing experience, and proven track record of delivery will enable us to endure competitive pricing pressure while we concentrate on efforts to reduce product costs and maximize production efficiencies. See "Risk Factors".

       As of April 30, 2000 CIENA employed 2,230 people, which was a net increase of 302 persons over the 1,928 employed on October 31, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1999 COMPARED TO THREE MONTHS ENDED APRIL 30, 2000

       REVENUE. CIENA recognized $111.5 million and $185.7 million in revenue for the second quarters ended April 30, 1999 and 2000, respectively. The approximate $74.2 million or 66.5% increase in revenues in the second quarter 2000 compared to the second quarter 1999 was the result of an increase in revenues recognized from twenty-two optical networking customers in the quarter ended April 30, 2000, as compared to fourteen such customers in the same quarter of the prior year. Additionally, during the quarter ended April 30, 2000, two optical transport equipment customers each accounted for 10% or more of CIENA's quarterly revenue and combined accounted for 63.0% of CIENA's quarterly revenue. This compares to the quarter ended April 30, 1999, where three customers accounted for 10% or more of our quarterly revenue and combined accounted for approximately 72.0% of our quarterly revenue. Revenues derived from foreign sales accounted for approximately 27.8% and 28.1% of our revenues during the second quarters ended April 30, 1999 and 2000, respectively. The increase in foreign sales reflects an increase in sales to new and existing customers.

       Revenues during CIENA's second quarter 2000 were largely attributed to sales of MultiWave CoreStream, MultiWave Sentry 4000 and MultiWave Sentry 1600 long distance optical transport systems. This compares to CIENA's second quarter 1999 revenues, which were largely attributed to sales of CIENA's MultiWave Sentry 4000 and MultiWave Sentry 1600 systems. MultiWave CoreStream systems were not available for sale in CIENA's second quarter 1999. Second quarter 2000 revenues also included sales of MultiWave Metro systems which also were not available for sale during CIENA's second quarter 1999. Revenues derived from engineering, furnishing and installation services decreased as a percentage of total revenue from approximately 12.7% to 9.2% of the Company's revenues in the second quarter ended April 30, 1999 compared to the second quarter ended
April 30, 2000, respectively.

       We expect revenues in the near term to be largely dependent upon sales to several existing customers and to be largely derived from continued sales of the MultiWave CoreStream, MultiWave Sentry 4000 and MultiWave Metro. There are material risks associated with our dependence on these customers, as well as the successful ramping up of manufacturing of these products. See "Risk Factors".

       GROSS PROFIT. Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees, inventory obsolescence costs and overhead related to CIENA's manufacturing and engineering, furnishing and installation operations. Gross profits were $40.3 million and $81.5 million for the second quarters ended April 30, 1999 and 2000, respectively. The approximate $41.2 million or 102.4% increase in gross profit in the second quarter 2000 compared to the second quarter 1999 was the result of increased revenues and improved gross margins in the second quarter 2000 compared to second quarter 1999. Gross margin as a percentage of revenues was 36.1% and 43.9% for the second quarters 1999 and 2000, respectively. The increase in gross margins for the second quarter 2000 compared to the second quarter 1999 was largely attributable to reductions in product costs and an increase in production efficiencies partially offset by aggressive price competition resulting in lower selling prices for optical transport systems.

       Our gross margins may be affected by a number of factors, including continued competitive market pricing, manufacturing volumes and efficiencies, and fluctuations in component costs. During the remainder of fiscal 2000, we expect to face continued pressure on gross margins, primarily as a result of substantial price discounting by competitors seeking to acquire market share. See "Risk Factors."

       RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $24.1 million and $30.0 million for the second quarters ended April 30, 1999 and 2000, respectively. During the second quarters 1999 and 2000, research and development expenses were 21.6% and 16.1% of revenue, respectively. The approximate $5.9 million or 24.4% increase in research and development expenses in the second quarter 2000 compared to the second quarter 1999 was the result of increases in staffing levels, utilization of outside consultants, facility costs and depreciation expense. We expect that our research and development expenditures will continue to increase during the remainder of fiscal year 2000 to support the continued development of optical transport products, intelligent optical core switching products, the exploration of new or complementary technologies, and the pursuit of various cost reduction strategies. We expense research and development costs as incurred.

       SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $13.1 million and $20.3 million for the second quarters ended April 30, 1999 and 2000, respectively. During the second quarters 1999 and 2000, selling and marketing expenses were 11.7% and 10.9% of revenue, respectively. The approximate $7.2 million or 55.3% increase in selling and marketing expenses in the second quarter 2000 compared to the second quarter 1999 was primarily the result of increased staffing levels in the areas of sales, technical assistance and field support. Increases in costs for customer demonstration systems and rent expense also contributed to the comparable quarter to quarter selling and marketing expense increase. We anticipate that our selling and marketing expenses will increase during the remainder of fiscal year 2000 as additional personnel are hired and offices are opened, particularly in support of international market development, to allow us to pursue new market opportunities.

       GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $5.8 million and $7.2 million for the second quarters ended April 30, 1999 and 2000, respectively. During the second quarters 1999 and 2000, general and administrative expenses were 5.2% and 3.9% of revenue, respectively. The approximate $1.3 million or 22.7% increase in general and administrative expenses from the second quarter 1999 compared to the second quarter 2000 was primarily the result of increased staffing levels, outside consulting services and facility costs. We believe that our general and administrative expenses for the remainder of fiscal 2000 will increase due to the expansion of our administrative staff required to support our expanding operations.

       MERGER COSTS. The merger costs for the second quarter ended April 30, 1999 of $2.3 million were costs related to the merger between CIENA and Lightera. These costs include fees for legal, accounting, investment banking services and other related expenses.

       INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income and other income (expense), net were $3.7 million and $3.4 million for the second quarters ended April 30, 1999 and 2000, respectively. The approximate $0.3 million or 9.2% decrease in interest income and other income (expense), net was attributable to lower invested cash balances.

       PROVISION (BENEFIT) FOR INCOME TAXES. CIENA's provision (benefit) for income taxes were $(0.5) million and $8.9 million for the second quarters ended April 30, 1999 and 2000, respectively. During the second quarters 1999 and 2000, the provision (benefit) for income taxes were 32.2% and 32.5% of income (loss) before income taxes, respectively.

SIX MONTHS ENDED APRIL 30, 1999 COMPARED TO SIX MONTHS ENDED APRIL 30, 2000

       REVENUE. CIENA recognized $211.9 million and $337.9 million in revenue for the six months ended April 30, 1999 and 2000, respectively. The approximate $126.0 million or 59.5% increase in revenues in the six months ended April 30, 2000 compared to the six months ended April 30, 1999 was the result of an increase in revenues recognized from twenty-seven optical networking customers in the six months ended April 30, 2000, as compared to sixteen such customers in the same period of the prior year. Additionally, during the six months ended April 30, 2000, three optical transport equipment customers each accounted for 10% or more of CIENA's revenue and combined accounted for 54.0% of CIENA's revenue. This compares to the six months ended April 30, 1999 where two customers accounted for 10% or more of CIENA's revenue and combined accounted for approximately 53.2% of CIENA's revenue. Revenues derived from foreign sales accounted for approximately 34.5% and 34.4% of CIENA's revenues during the six months ended April 30, 1999 and 2000, respectively. The increase in foreign sales in absolute dollars reflects an increase in sales to new and existing customers.

       Revenues during CIENA's six months ended April 30, 2000 were largely attributed to sales of MultiWave CoreStream, MultiWave Sentry 4000 and MultiWave Sentry 1600 systems. This compares to CIENA's six months ended April 30, 1999 revenues, which were largely attributed to sales of CIENA's MultiWave Sentry 4000 and MultiWave Sentry 1600 systems. MultiWave CoreStream systems were not available for sale during CIENA's six months ended April 30, 1999. Revenues during the six month period ended April 30, 2000 also included sales of MultiWave Metro systems which also were not available for sale during CIENA's same period of the prior year. Revenues derived from engineering, furnishing and installation services decreased as a percentage of total revenue from approximately 12.2% to 9.4% of CIENA's revenues from the six months ended April 30, 1999 compared to the six months ended April 30, 2000, respectively.

       GROSS PROFIT. Gross profits were $74.9 million and $146.7 million for the six months ended April 30, 1999 and 2000, respectively. The approximate $71.8 million or 95.9% increase in gross profit in the first six months of 2000 compared to the first six months of 1999 was the result of increased revenues and improved gross margins during the first six months of 2000. Gross margin as a percentage of revenues was 35.3% and 43.4% for the first six months of 1999 and 2000, respectively. The increase in gross margins during the first six months of 2000 compared to the first six months of 1999 was largely attributable to reductions in product costs and an increase in production efficiencies partially offset by aggressive price competition resulting in lower selling prices for optical transport systems.

       CIENA's gross margins may be affected by a number of factors, including continued competitive market pricing, manufacturing volumes and efficiencies, and fluctuations in component costs. During the remainder of fiscal 2000, CIENA expects to face continued pressure on gross margins, primarily as a result of substantial price discounting by competitors seeking to acquire market share. See "Risk Factors".

       RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $46.3 million and $59.7 million for the six months ended April 30, 1999 and 2000, respectively. During the first six months of 1999 and 2000, research and development expenses were 21.9% and 17.7% of revenue, respectively. The approximate $13.4 million or 28.9%
increase in research and development expenses in the first six months of 2000 compared to the first six months of 1999 was the result of increases in staffing levels, consumption of prototype materials, utilization of outside consultants for certain development efforts and higher costs of test equipment used to develop and test new products and features. CIENA expenses research and development costs as incurred.

       SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $26.7 million and $38.5 million for the six months ended April 30, 1999 and 2000, respectively. During the first six months of 1999 and 2000, selling and marketing expenses were 12.6% and 11.4% of revenue, respectively. The approximate $11.8 million or 44.0% increase in selling and marketing expenses in the first six months of 2000 compared to the first six months of 1999 was primarily the result of increased staffing levels in the areas of sales, technical assistance and field support, and increases in commissions earned, trade show participation, promotional costs, travel expenditures and rent expense.

       GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $10.9 million and $14.0 million for the six months ended April 30, 1999 and 2000, respectively. During the first six months of 1999 and 2000, general and administrative expenses were 5.1% and 4.2% of revenue, respectively. The approximate $3.2 million or 29.0% increase in general and administrative expenses in the first six months of 2000 compared to the first six months of 1999 was primarily due to increases in staffing levels and outside consulting services.

       MERGER COSTS. The merger costs for the six months ended April 30, 1999 of $2.3 million were costs related to the merger between CIENA and Lightera. These costs include fees for legal, accounting, investment banking services and other related expenses.

       INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income and other income (expense), net were $7.1 million and $6.4 million for the six months ended April 30, 1999 and 2000, respectively. The approximate $0.6 million or 9.7% decrease in interest income and other income (expense), net was attributable to lower invested cash balances.

       PROVISION (BENEFIT) FOR INCOME TAXES. CIENA's provision (benefit) for income taxes were $(1.5) million and $13.2 million for the six months ended April 30, 1999 and 2000, respectively. During the first six months of 1999 and 2000, the provision for income taxes were 34.5% and 32.5% of income before income taxes, respectively. The decline in the income tax rate in the first six months of 2000 compared to 1999 was the result of lower combined effective state income tax expenses, increased benefits derived from the Company's Foreign Sales Corporation, and an increase in expected tax credits derived from research and development activities.

LIQUIDITY AND CAPITAL RESOURCES

       At April 30, 2000, CIENA's principal source of liquidity was its cash and cash equivalents of $90.0 million and its marketable debt securities of $147.1 million. CIENA's marketable debt securities have maturities no longer than six months.

       Cash generated from operations was $47.8 million for the six months ended April 30, 1999. Cash used by operations was $35.6 million for the six months ended April 30, 2000. The reduction of cash generated from operations was approximately $83.4 million from the first six months of 1999 compared to the first six months of 2000. The decline was principally attributable to increases in accounts receivable, inventories, prepaid taxes and a decrease in income taxes payable due to increases in revenue and general business activity. These were partially offset by increases in the non-cash charges of depreciation, amortization, provisions for inventory obsolescence and warranty, and increases in accounts payable and net income.

       Investment activities included the net purchase of $84.0 million and $28.2 million worth of corporate debt securities and U.S. government obligations during the six months ended April 30, 1999 and 2000, respectively. Investment activities also included $24.7 million and $47.5 million invested in capital expenditures during the six months ended April 30, 1999 and 2000, respectively. Of the amount invested in capital expenditures, $21.6 million and $40.7 million was used for additions to capital equipment and furniture and the remaining $2.4 million and $6.8 million was invested in leasehold improvements during the six months ended April 30, 1999 and 2000, respectively. CIENA expects to use an additional $80.0 million to $90.0 million of capital during the remainder of fiscal 2000 to complete the construction of leasehold improvements for its facilities and additional investments in capital equipment.

       Cash generated from financing activities for the six months ended April 30, 1999 and 2000 was $10.8 million and $57.8 million, respectively. Included in the financing activities was cash generated from the exercise of employee stock options of $5.2 million and $19.1 million for the six months ended April 30, 1999 and April 30, 2000, respectively. The tax benefit related to the exercise of stock options generated $3.8 million and $38.7 million for the six months ended April 30, 1999 and April 30, 2000, respectively.

       We believe that our existing cash balance and cash flows from future operations will be sufficient to meet CIENA's capital requirement for at least the next 18 to 24 months.

RISK FACTORS

OUR REVENUE AND OPERATING RESULTS CAN BE UNPREDICTABLE

       Our ability to recognize revenue during a quarter from a customer depends upon our ability to ship product and satisfy other contractual obligations of a customer sale in that quarter. In general, revenue and operating results in any reporting period may fluctuate due to factors including:

       -      loss of a customer;

       -      the timing and size of orders from customers;

       - changes in customers' requirements, including changes to orders from customers;

       -      the introduction of new products by us or our competitors;

       - changes in the price or availability of components for our products;

       -      readiness of customer sites for installation;

       - satisfaction of contractual customer acceptance criteria and related revenue recognition issues;

       -      manufacturing and shipment delays and deferrals; and

       -      increased service or warranty costs.

       Our optical networking products require a relatively large investment and our target customers are highly demanding and technically sophisticated. There are only a limited number of potential customers in each geographic market and each customer has unique needs. As a result, the sales cycles for our products are long, often more than a year between our initial contact with the customer and their commitment to purchase.

       We budget expense levels on our expectations of long-term future revenue. These budgets reflect our substantial investment in the financial, engineering, manufacturing and logistics support resources we think we may need for large potential customers, even though we do not know the volume, duration or timing of any purchases from them. In addition, we make a substantial investment in financial and engineering resources for the development of new and enhanced products. As a result, we may continue to experience high inventory levels, operating expenses and general overhead.

       We have experienced rapid expansion in all areas of our operations, particularly in the manufacturing of our products. Our future operating results will depend on our ability to continue to expand our manufacturing facilities in a timely manner so that we can satisfy our delivery commitments to our customers. Our failure to expand these facilities in a timely manner and meet our customer delivery commitments would harm our business, financial condition and results of operations.

       Our Core Switching Division and Access Systems Division are incurring ongoing development and operating expenses and are not expected to contribute materially to our revenues until at least the second half of calendar 2000. Any delay in the contributions of new products by these divisions could harm our business.

CHANGES IN TECHNOLOGY OR THE DELAYS IN THE DEPLOYMENT OF NEW PRODUCTS COULD HURT OUR NEAR TERM PROSPECTS

       The market for optical networking equipment is changing at a rapid pace. The accelerated pace of deregulation in the telecommunications industry likely will intensify the competition for improved technology. Our ability to develop, introduce and manufacture new and enhanced products will depend upon our ability to anticipate changes in technology, industry standards and customer requirements. Our failure to deploy new and enhanced products in a timely manner, could harm our competitive position and financial condition. Several of our new products, including the MultiWave CoreDirector and the MultiWave CoreStream products, are based on complex technology which could result in unanticipated delays in the development, manufacturing or deployment of these products. In addition, our ability to recognize revenue from these products could be adversely affected by the extensive testing required for these products. The complexity of technology associated with support equipment for these products could result in unanticipated delays in their deployment. These delays could harm our competitive and financial condition.

       The introduction of new products embodying new technologies, a change in the requirements of our customers, or the emergence of new industry standards could delay or hinder the purchase and deployment of our products and could render our existing products obsolete, unmarketable or uncompetitive from a pricing standpoint. The long certification process for new telecommunications equipment used in the networks of the regional Bell operating companies, referred to as RBOCs, has in the past resulted in and may continue to result in unanticipated delays which may affect the deployment of our products for the RBOC market.

       Any delays in component availability for any of our products or test equipment could result in delays in deployment of these products and in our ability to recognize revenue from such products. These delays could harm our customer relationships and our results of operations.

WE FACE INTENSE COMPETITION WHICH COULD HURT OUR SALES AND PROFITABILITY

       The market for optical networking equipment is extremely competitive. Competition in the optical networking market is based on varying combinations of price, functionality, software functionality, manufacturing capability, scalability and the ability of the system solution to meet customers' immediate and future network requirements. A small number of very large companies, including Alcatel, Cisco Systems (including the DWDM business acquired from Pirelli), Fujitsu Group, Hitachi, Lucent Technologies, NEC Corporation, Nortel Networks, Siemens AG and Telefon AB LM Ericsson, have historically dominated the telecommunications equipment industry. These companies have substantial financial, marketing, manufacturing and intellectual property resources. In addition, these companies have substantially greater resources to develop or acquire new technologies than we do. We sell systems that compete directly with product offerings of these companies and in some cases displace or replace equipment they have traditionally supplied for telecommunications networks. As such, we represent a specific threat to these companies. The continued expansion of our product offerings with products such as the MultiWave CoreDirector and MultiWave EdgeDirector likely will increase this perceived threat. We expect continued aggressive tactics from many of these competitors, including:

       -      substantial price discounting;

       - early announcements of competing products and other marketing efforts;

       -      "one-stop shopping" appeals;

       -      customer financing assistance; and

       -      intellectual property disputes.

       These tactics can be particularly effective in a highly concentrated customer base such as ours. Our customers are under increasing competitive pressure to deliver their services at the lowest possible cost. This pressure may result in pricing for optical networking systems becoming a more important factor in customer decisions, which may favor larger competitors that can spread the effect of price discounts in their optical networking product lines across a larger array of products and services and across a larger customer base than ours. Our inability to compete successfully against our competitors would harm our business.

       Several of our customers have indicated that they intend to establish a second vendor for optical transport products. We do not know when or if these customers will select a second vendor or what impact the selection might have on purchases from us. These customers could reduce their purchases from us, which could in turn have a material adverse effect on us.

       New competitors may also emerge to compete with our existing products as well as our future products. There has been an increase in funding for new companies focused on the development of new products for the optical networking market. These companies may achieve commercial availability of their products more quickly due to the narrow and exclusive focus of their efforts. They may also in some cases offer stock in their companies to attract new customers. In particular, a number of companies, including several start-up companies, have announced products that compete with our MultiWave CoreStream, MultiWave Metro, MultiWave CoreDirector and MultiWave EdgeDirector products.

WE MAY NOT BE ABLE TO COMPLETE DEVELOPMENT AND ACHIEVE COMMERCIAL ACCEPTANCE OF NEW PRODUCTS

       Our MultiWave CoreDirector is in the customer trials phase. We expect that units of the MultiWave CoreDirector will be generally available in the second half of calendar 2000. Enhancements to the MultiWave CoreStream product to offer ultra long-distance transport functionality and our MultiWave CoreDirector CI product are in the development phase and are not yet ready for commercial manufacturing or deployment. We expect to begin customer trials of the ultra long-distance features of our MultiWave CoreStream product in the end of the third quarter of fiscal 2000. We expect to begin customer trials of our MultiWave CoreDirector CI product in the fourth calendar quarter of 2000. The maturing process from laboratory prototype to customer trials, and subsequently to general availability involves a number of steps, including:

       -      completion of product development;

       - the qualification and multiple sourcing of critical components, including application-specific integrated circuits, referred to as ASICs;

       -      validation of manufacturing methods and processes;

       - extensive quality assurance and reliability testing, and staffing of testing infrastructure;

       -      validation of embedded software validation;

       - establishment of systems integration and systems test validation requirements; and

       -      identification and qualification of component suppliers.

       Each of these steps in turn presents serious risks of failure, rework or delay, any one of which could decrease the speed and scope of product introduction and marketplace acceptance of the products. Specialized ASICs and intensive embedded software testing and validation, in particular, are key to the timely introduction of the MultiWave CoreDirector, and schedule delays are common in the final validation phase, as well as in the manufacture of specialized ASICs. In addition, unexpected intellectual property disputes, failure of critical design elements, and a host of other execution risks may delay or even prevent the introduction of these products. If we do not develop these products in a timely manner, our business, financial condition and results of operations would be harmed.

       The markets for our MultiWave CoreDirector and MultiWave CoreDirector CI products are relatively new. We have not established commercial acceptance of these products, and we cannot assure you that the substantial sales and marketing efforts necessary to achieve commercial acceptance in traditionally long sales cycles will be successful. If the markets for these products do not develop or the products are not accepted by the market, our business, financial condition and results of operations would suffer.

       We are in the laboratory testing phase for the second release of our MultiWave EdgeDirector product. This release expands upon the limited functionality of the initial release of the MultiWave EdgeDirector and address anticipated market requirements. Initial market reaction to the MultiWave EdgeDirector have been disappointing. We can not assure you that we will achieve market acceptance for the initial release or new release of the MultiWave EdgeDirector or that we will be able to introduce future releases of the MultiWave EdgeDirector in a timely manner. Our business, financial condition and results of operations could be harmed if market acceptance of the initial, new release, or future releases of the MultiWave EdgeDirector is limited, or we are unable to develop future releases of the MultiWave EdgeDirector.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS AND FOR SOME ITEMS WE DO NOT HAVE SUBSTITUTE SUPPLIERS

       We depend on a limited number of suppliers for components of our products, as well as equipment used to manufacture and test our products. Our highest capacity product currently being shipped, the MultiWave CoreStream, includes several higher performance components for which reliable, high volume suppliers are particularly limited. Furthermore, certain key optical and electronic components we use in our optical transport systems are currently available only from sole sources, and in some cases, that sole source is also a competitor. A worldwide shortage of some electrical components has caused an increase in the price of components.

       On occasion, we have experienced delays in receipt of components. In addition, we may receive components that do not perform according to their specifications. Any future difficulty in obtaining sufficient and timely delivery of these components could result in delays or reductions in product shipments which, in turn, could harms our business. A recent wave of consolidation among suppliers of these components, such as the recent purchase of E-TEK by JDS Uniphase, could adversely impact the availability of components on which we depend. Delayed deliveries of key components from these sources could adversely effect our business.

SOME OF OUR SUPPLIERS ARE ALSO OUR COMPETITORS

       Some of our component suppliers are both primary sources for components and major competitors in the market for system equipment. For example, we buy components from:

       -      Alcatel;

       -      Lucent Technologies;

       -      NEC Corporation;

       -      Nortel Networks; and

       -      Siemens AG.

       Each of these companies offers optical communications systems and equipment which are competitive with our products. Also, Lucent is the sole source of two components and is one of two suppliers of two others. Alcatel and Nortel are suppliers of lasers used in our products and NEC is a supplier of an important piece of testing equipment. A decline in reliability or other adverse change in these supply relationships could harm our business.

SALES TO SMALLER CUSTOMERS MAY INCREASE THE UNPREDICTABILITY OF OUR RESULTS

       As we continue to address smaller emerging carriers, timing and volume of purchasing from these carriers can also be more unpredictable due to factors such as their need to build a customer base, acquire rights of way and interconnections necessary to sell network service, and build out new capacity, all while working within their capital budget constraints. Sales to these carriers may increase the unpredictability of our financial results because even these smaller carriers purchase our products in multi-million dollar increments.

       Unanticipated changes in customer purchasing plans also create unpredictability in our results. A portion of our anticipated revenue over the next several quarters is comprised of orders of less than $25 million each from several customers, some of which involve extended payment terms or other financing assistance. Our ability to recognize revenue from financed sales to these carriers will depend on the relative financial condition of the specific customer, among other factors. Further, we will need to evaluate the collectibility of receivables from these customers if their financial condition deteriorates in the future. Purchasing delays, changes in the financial condition or the amount of purchases by any of these customers, could have a material adverse effect on us.

PRODUCT PERFORMANCE PROBLEMS COULD LIMIT OUR SALES PROSPECTS

       The production of new optical networking products and systems with high technology content involves occasional problems as the technology and manufacturing methods mature. We are aware of instances of delayed installation and activation of some of our products due to faulty components. If significant reliability, quality or network monitoring problems develop, a number of negative effects on our business could result, including:

       -      costs associated with reworking our manufacturing processes;

       -      high service and warranty expense;

       -      high levels of product returns;

       -      delays in collecting accounts receivable;

       -      reduced orders from existing customers; and

       -      declining interest from potential customers.

       Although we maintain accruals for product warranties, actual costs could exceed these amounts. From time to time, there will be interruptions or delays in the activation of our products and the addition of channels, particularly because we do not control all aspects of the installation and activation activities. If we experience significant interruptions or delays that we can not promptly resolve, confidence in our products could be undermined, which could harm our business.

OUR PROSPECTS DEPEND ON DEMAND FOR OUR PRODUCTS WHICH WE CANNOT PREDICT OR
CONTROL

       We may not anticipate changes in direction or magnitude of demand for our products. Unanticipated reductions or increases in demand for our products could adversely affect us.

       Our products enable high capacity transmission over long distance, and certain short-haul portions, of optical communications networks. Our MultiWave CoreDirector product is targeted at high capacity applications and our MultiWave EdgeDirector product is targeted to providers of integrated fiber optic access and transport networks. Customers, however, determine:

       -      the quantity of bandwidth needed;

       -      the timing of its deployment; and

       -      the equipment configurations and network architectures they want.

       Customer determinations are subject to abrupt changes in response to their own competitive pressures, capital requirements and financial performance expectations. These changes could harm our business.

       Recently we have experienced an increased level of sales activity that could lead to an upsurge in demand that is reflected in the overall increase in demand for optical networking and similar products in the telecommunications industry. Our results may suffer if we are unable to address this demand adequately by successfully scaling up our manufacturing capacity and hiring additional qualified personnel. To date we have largely depended on our own manufacturing and assembly facilities to meet customer expectations, but we cannot be sure that we can satisfy our customers' expectations in all cases by internal capabilities. In that case, we face the challenge of adequately managing customer expectations and finding alternative means of meeting them. If we fail to manage these expectations we could lose customers or receive smaller orders from customers.

OUR SUCCESS LARGELY DEPENDS ON OUR ABILITY TO RETAIN KEY PERSONNEL

       Our success has always depended in large part on our ability to attract and retain highly-skilled technical, managerial, sales and marketing personnel, particularly those skilled and experienced with optical communications equipment. Our key founders and employees, together with the key founders and employees of acquired companies have received a substantial number of our shares and vested options that can be sold at substantial gains. In many cases, these individuals could become financially independent through these sales, before our future products have matured into commercially deliverable products. These circumstances may make it difficult to retain and motivate these key personnel.

       As we have grown and matured, competitors' efforts to hire our employees have intensified, particularly among competitive start-up companies and other early stage companies. We have agreements in place with our employees that limit their ability to work for a competitor and prohibit them from soliciting our other employees and our customers following termination of their employment. Our employees and our competitors may not respect these agreements. We have in the past been required to enforce, and are currently in the process of enforcing, some of these agreements. We expect in the future to continue to be required to resort to legal actions to enforce these agreements and could incur substantial costs in doing so. We may not be successful in these legal actions, and we may not be able to retain all of our key employees or attract new personnel to add to or replace them. The loss of key personnel would likely harm our business.

OUR ABILITY TO COMPETE COULD BE HARMED IF WE ARE UNABLE TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS OR IF WE INFRINGE ON INTELLECTUAL PROPERTY RIGHTS OF OTHERS

       We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into non-disclosure and proprietary rights agreements with our employees and consultants, and license agreements with our corporate partners, and control access to and distribution of our products, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete effectively could be harmed.

       We have received and may receive in the future, notices from holders of patents in the optical technology field that raise issues to possible infringement by our products. Questions of infringement in the optical networking equipment market involve highly technical and subjective analysis. There can be no assurance that any such patent holders or others will not in the future initiate legal proceedings against us, or if any such proceedings were initiated, we would be successful in defending against these actions.

PART OF OUR STRATEGY INVOLVES PURSUING STRATEGIC ACQUISITIONS THAT MAY NOT BE SUCCESSFUL

       As part of our strategy for growth, we will consider acquiring businesses that are intended to accelerate our product and service development processes and add complementary products and services. We may issue equity or incur debt to finance these acquisitions. Acquisitions involve a number of operational risks, including risks that the acquired business will not be successfully integrated, may distract management attention and may involve unforeseen costs and liabilities.

OUR STOCK PRICE MAY BE VOLATILE

       Our common stock price has experienced substantial volatility in the past, and is likely to remain volatile in the future. Volatility can arise as a result of the activities of short sellers and risk arbitrageurs, and may have little relationship to our financial results or prospects. Volatility can also result from any divergence between our actual or anticipated financial results and published expectations of analysts, and announcements we may make. This divergence may result from a variety of factors, including:

       - the uncertainties associated with our dependence on a small number of existing and potential customers;

       -      the impact of changes in the customer mix;

       -      the actions of our competitors;

       - long and unpredictable sales cycles and customer purchasing programs;

       - the absence of unconditional minimum purchase commitments from any customer;

       - a lack of visibility into our customers' deployment plans over the course of the capital equipment procurement year; and

       - the lack of reliable data on which to anticipate core demand for our products.

       Divergence between our actual results and our anticipated results, analyst estimates and our public announcements will likely occur from time to time in the future, with resulting stock price volatility, irrespective of our overall year-to-year performance or long-term prospects. As long as we continue to depend on a limited customer base, and particularly when a substantial majority of their purchases consist of newly-introduced products like the MultiWave CoreStream, MultiWave EdgeDirector and MultiWave Metro, there is substantial risk that our quarterly results will vary widely.

LEGAL PROCEEDINGS COULD HAVE AN ADVERSE AFFECT ON OUR BUSINESS

       On February 3, 2000, some of our shareholders filed an amended complaint in a class action lawsuit against us. The suit relates to our unsuccessful merger with Tellabs Inc. The suit alleges that we and certain of our officers and directors violated provisions of the federal securities laws by making false statements, failing to disclose material information and taking other actions intending to artificially inflate and maintain the market price of our common stock during the period from May 21, 1998 to September 14, 1998. On May 15, 2000, this lawsuit was dismissed with prejudice although the plaintiffs have a right to appeal. We believe this suit is without merit, however if we do not prevail, it could harm our financial condition.

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

       INTEREST RATE SENSITIVITY. The Company maintains a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency discount notes with an average maturity of less than six months. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at April 30, 2000, the fair value of the portfolio would decline by approximately $2.5 million. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

       FOREIGN CURRENCY EXCHANGE RISK. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically the Company's primary exposures have been related to nondollar-denominated operating expenses in Canada, Europe and Asia where the Company sells primarily in U.S. dollars. The introduction of the Euro as a common currency for members of the European Monetary Union began during the Company's fiscal year 1999. The foreign currency exposure resulting from the introduction of the Euro has been immaterial to the operating results of the Company. The Company is prepared to hedge against fluctuations in the Euro if this exposure becomes material. As of April 30, 2000 the assets and liabilities of the Company related to non-dollar denominated currencies was not material. Therefore we do not expect an increase or decrease of 10 percent in the foreign exchange rate would have a material impact on the Company's financial position.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS(NEED UPDATE)

CLASS ACTION LITIGATION

       On May 15, 2000, the U.S. District Court for the District of Maryland dismissed with prejudice the class action lawsuit entitled Witkin et al. v. CIENA Corporation et al. (Case No. Y-98-2946).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The annual meeting of stockholders of the Registrant was held on March 16, 2000. At the annual meeting, the stockholders voted on the following matters:

                                                                          Votes             Votes           Votes
                                                                           For             Against        Abstained     Non-Votes
                                                                       -----------       ------------    ------------  ------------
Election of two Class 3 Directors

  Stephen P. Bradley, Ph.D                                             103,650,839                -              -     6,555,772

  Gerald H. Taylor                                                     103,463,191                -              -     6,743,420

The following directors continue to hold office after that meeting: Patrick H. Nettles, Ph.D.,
Harvey B. Cash, Michael J. Zak and John R. Dillon.

To approve the CIENA Corporation Third Amended and Restated
1994 Stock Option Plan                                                  34,420,776       44,355,351        317,164             -


To amend the Corportaion's Third Restated Certificate of
Incorporation to increase the number of shares of Common
Stock authorized for issuance thereunder from 360 million
shares to 460 million shares                                           108,317,988        1,754,636        133,987             -


To ratify the selection of PricewaterhouseCoopers LLP as
independent public accounts for the corporation                        110,032,754          103,621         70,236             -

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit   Description
    -------   -----------
    3.5       Certificate of Amendment to Third Restated Certificate of
              Incorporation dated March 23, 1998

    3.6       Certificate of Amendment to Third Restated Certificate of
              Incorporation dated March 16, 2000

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

     Date:  May 18, 2000                By: /s/ Patrick H. Nettles
            -----------------               ----------------------
                                            Patrick H. Nettles
                                            President, Chief Executive Officer
                                            and Director
                                            (Duly Authorized Officer)

     Date:  May 18, 2000                By: /s/ Joseph R. Chinnici
            ------------                    ----------------------
                                            Joseph R. Chinnici
                                            Senior Vice President, Finance and
                                            Chief Financial Officer
                                            (Principal Financial Officer)