Form 10-Q
period 2000-07-31
CIENA CORP
filed 2000-08-17
CIK 936395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)
( x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

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


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 CLASS                      OUTSTANDING AT AUGUST 17, 2000
    --------------------------------        ------------------------------
      Common stock. $.01 par value                    142,021,588

                               Page 1 of 22 pages

                                CIENA CORPORATION

                                      INDEX

                                    FORM 10-Q

                                                                 PAGE NUMBER
 PART I -     FINANCIAL INFORMATION

 Item 1.      Financial Statements

              Consolidated Statements of Operations
              Quarters and nine months ended July 31, 1999
              and July 31, 2000                                       3

              Consolidated Balance Sheets
              October 31, 1999 and July 31, 2000                      4

              Consolidated Statements of Cash Flows
              Nine months ended July 31, 1999 and
              July 31, 2000                                           5

              Notes to Consolidated Financial Statements              6

 Item 2.      Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                              8

 Item 3.      Quantitative and Qualitative Disclosures About
              Market Risks                                           19

 PART II - OTHER INFORMATION

 Item 1.      Legal Proceedings                                      19

 Item 6.      Exhibits and Reports on Form 8-K                       20

 Signatures                                                          21

ITEM 1. FINANCIAL STATEMENTS

                                CIENA CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  Quarter Ended                  Nine Months Ended
                                                           --------------------------        --------------------------
                                                            July 31,         July 31,         July 31,         July 31,
                                                              1999             2000             1999             2000
                                                           ---------        ---------        ---------        ---------
Revenue                                                    $ 128,826        $ 233,268        $ 340,733        $ 571,160
Cost of goods sold                                            79,361          128,172          216,377          319,380
                                                           ---------        ---------        ---------        ---------
  Gross profit                                                49,465          105,096          124,356          251,780
                                                           ---------        ---------        ---------        ---------

Operating expenses:
  Research and development                                    28,402           32,697           74,714           92,404
  Selling and marketing                                       16,839           24,375           43,539           62,828
  General and administrative                                   5,433            9,339           16,318           23,386
  Merger costs                                                10,768                -           13,021                -
                                                           ---------        ---------        ---------        ---------
      Total operating expenses                                61,442           66,411          147,592          178,618
                                                           ---------        ---------        ---------        ---------

Income (loss) from operations                                (11,977)          38,685          (23,236)          73,162

Interest and other income (expense), net                       3,692            3,100           10,786            9,503

Interest expense                                                (200)             (74)            (410)            (259)
                                                           ---------        ---------        ---------        ---------

Income (loss) before income taxes                             (8,485)          41,711          (12,860)          82,406

Provision (benefit) for income taxes                          (2,928)          13,556           (4,437)          26,782
                                                           ---------        ---------        ---------        ---------

Net income (loss)                                          $  (5,557)       $  28,155        $  (8,423)       $  55,624
                                                           =========        =========        =========        =========

Basic net income (loss) per common share                   $   (0.04)       $    0.20        $   (0.06)       $    0.40
                                                           =========        =========        =========        =========

Diluted net income (loss) per common share and
    dilutive potential common share                        $   (0.04)       $    0.19        $   (0.06)       $    0.37
                                                           =========        =========        =========        =========

Weighted average basic common shares outstanding             133,016          141,129          132,712          139,924
                                                           =========        =========        =========        =========

Weighted average basic common and dilutive potential
     common shares outstanding                               133,016          149,895          132,712          149,288
                                                           =========        =========        =========        =========


        The accompanying notes are an integral part of these consolidated financial statements.

                                CIENA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                       October 31,        July 31,
                                                                          1999             2000
                                                                       -----------       ---------
                                              ASSETS
Current assets:
  Cash and cash equivalents                                             $ 143,440        $ 209,903
  Marketable debt securities                                              118,956           34,159
  Accounts receivable, net                                                144,348          213,087
  Inventories, net                                                         79,608          108,026
  Deferred income taxes                                                    25,385           44,291
  Prepaid income taxes                                                          -           12,723
  Prepaid expenses and other                                               21,262           39,481
                                                                        ---------        ---------
    Total current assets                                                  532,999          661,670
Equipment, furniture and fixtures, net                                    125,252          167,872
Goodwill and other intangible assets, net                                  12,635            9,908
Other assets                                                                6,949           13,140
                                                                        ---------        ---------
 Total assets                                                           $ 677,835        $ 852,590
                                                                        =========        =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $  34,399        $  45,883
  Accrued liabilities                                                      58,486           81,804
  Income taxes payable                                                      8,697                -
  Deferred revenue                                                          2,954            2,788
  Other current obligations                                                   992              743
                                                                        ---------        ---------
    Total current liabilities                                             105,528          131,218
Deferred income taxes                                                      36,953           36,953
Other long-term obligations                                                 4,881            4,919
                                                                        ---------        ---------
    Total liabilities                                                     147,362          173,090
                                                                        ---------        ---------
Commitments and contingencies
Stockholders' equity:
  Preferred stock - par value $.01; 20,000,000 shares authorized;
    zero shares issued and outstanding                                          -                -
  Common stock - par value $.01; 460,000,000 shares authorized;
    138,187,356 and 141,907,933 shares issued and outstanding               1,382            1,419
Additional paid-in capital                                                360,082          453,618
Notes receivable from stockholders                                           (210)             (30)
Accumulated other comprehensive income                                        (40)            (390)
Retained earnings                                                         169,259          224,883
                                                                        ---------        ---------
    Total stockholders' equity                                            530,473          679,500
                                                                        ---------        ---------
Total liabilities and stockholders' equity                              $ 677,835        $ 852,590
                                                                        =========        =========

        The accompanying notes are an integral part of these consolidated financial statements.

                                CIENA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         Nine Months Ended July 31,
                                                                                         --------------------------

                                                                                           1999             2000
                                                                                         ---------        ---------
Cash flows from operating activities:
      Net income (loss)                                                                  $  (8,423)       $  55,624
       Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
             Tax benefit related to exercise of stock options                                6,405           66,112
             Non-cash charges from equity transactions                                       8,364               30
             Effect of translation adjustments                                                 240             (350)
             Depreciation and amortization                                                  37,192           44,675
             Provision for doubtful accounts                                                     -            8,788
             Provision for inventory excess and obsolescence                                 4,022           10,462
             Provision for warranty                                                          6,619           10,187
             Settlement of accrued contract obligation                                           -           (8,538)
             Changes in assets and liabilities:
                     Increase in accounts receivable                                       (17,684)         (77,527)
                     Increase in prepaid expenses and other                                 (7,076)         (21,373)
                     Decrease (increase) in prepaid income tax                              11,688          (12,723)
                     Decrease (increase) in inventories                                      2,248          (38,880)
                     Increase in deferred income tax asset                                  (2,903)         (18,906)
                     Increase in other assets                                                 (994)               -
                     Increase in accounts payable and accruals                              10,304           33,153
                     Increase (decrease) in income taxes payable                             4,661           (8,697)
                     Increase in deferred income tax liability                               2,641                -
                     Increase (decrease) in deferred revenue and other obligations           2,613             (166)
                                                                                         ---------        ---------
             Net cash provided by operating activities                                      59,917           41,871
                                                                                         ---------        ---------
Cash flows from investing activities:
      Additions to equipment, furniture and fixtures                                       (37,032)         (84,568)
      Purchases of marketable debt securities and other investments                       (235,770)        (178,255)
      Maturities of marketable debt securities                                              96,106          260,015
                                                                                         ---------        ---------
      Net cash used in investing activities                                               (176,696)          (2,808)
                                                                                         ---------        ---------
Cash flows from financing activities:
      Net  proceeds from (repayment of) other obligations                                      892             (211)
      Net proceeds from the issuance of common stock and warrants                            7,369           27,431
      Repayment of notes receivable from stockholders                                          403              180
                                                                                         ---------        ---------
             Net cash provided by financing activities                                       8,664           27,400
                                                                                         ---------        ---------
             Net (decrease) increase in cash and cash equivalents                         (108,115)          66,463
Cash and cash equivalents at beginning of period                                           250,714          143,440
                                                                                         ---------        ---------
Cash and cash equivalents at end of period                                               $ 142,599        $ 209,903
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

                                CIENA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) SIGNIFICANT ACCOUNTING POLICIES

 Interim Financial Statements

       The interim financial statements included herein for CIENA Corporation ("CIENA") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial position of the Company at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with CIENA's October 31, 1999 audited consolidated financial statements and notes thereto included in CIENA's Form 10-K annual report for the fiscal year ended October 31, 1999.


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

       In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB
101) which clarifies the Securities and Exchange Commission's view on revenue recognition. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. We are required to be in conformity with the provisions of SAB 101, as amended, no later than August 1, 2001. CIENA believes its existing revenue recognition policies and procedures are generally in compliance with SAB 101 and therefore, SAB 101's adoption will have no material impact on CIENA's financial condition, results of operations or cash flows.

       In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25" (FIN 44). The Interpretation is intended to clarify uncertainties that have arisen in practice since the issuance of APB No. 25 "Accounting for Stock Issued to Employees." The effective date of the interpretation is July 1, 2000. The provisions of the interpretation will apply prospectively, but it will also cover certain events occurring after December 15, 1998 and after January 12, 2000. The Company believes the adoption of FIN 44 will not have an effect on the current or historical consolidated financial statements, but may impact its future accounting regarding stock option transactions.

       In July 2000, the FASB's Emerging Issues Task Force ("EITF") reached a final consensus that the income tax benefit realized by a company upon the exercise of a nonqualified stock option or the disqualifying disposition of an incentive stock option should be classified in the operating section of the statement of cash flows. The consensus is effective for the Company's quarters ending after July 20, 2000. All comparative cash flow statements as presented have been restated to comply with this consensus.


(2) INVENTORIES

       Inventories are comprised of the following (in thousands):

                                               October 31,        July 31,
                                                  1999             2000
                                               -----------       ---------
Raw materials                                   $  49,298        $  42,772
Work-in-process                                    16,386           43,762
Finished goods                                     26,369           36,617
                                                ---------        ---------
                                                   92,053          123,151
Less: reserve for excess and obsolescence         (12,445)         (15,125)
                                                ---------        ---------
                                                $  79,608        $ 108,026
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

                                           Quarter ended July 31,        Nine months ended July 31,
                                          ------------------------       --------------------------
                                            1999            2000            1999            2000
                                          --------        --------       ---------        --------
Net (loss) income .................       $ (5,557)       $ 28,155       $  (8,423)       $ 55,624
                                          ========        ========       =========        ========
Weighted average shares-basic .....        133,016         141,129         132,712         139,924
                                          ========        ========       =========        ========

Effect of dilutive securities:
     Restricted stock .............              -             358               -             358
     Employee stock options .......              -           8,408               -           9,006
                                          --------        --------       ---------        --------
Weighted average shares-diluted ...        133,016         149,895         132,712         149,288
                                          ========        ========       =========        ========
Basic EPS .........................       $  (0.04)       $   0.20       $   (0.06)       $   0.40
                                          ========        ========       =========        ========
Diluted EPS .......................       $  (0.04)       $   0.19       $   (0.06)       $   0.37
                                          ========        ========       =========        ========

       Approximately 12,202,000 and 11,734,000 options and restricted stock were outstanding during the quarter ended July 31, 1999 and nine months ended July 31, 1999, respectively, but were not included in the computation of the diluted EPS as the effect would be anti-dilutive.

       Approximately 182,000 and 387,000 options were outstanding during the quarter ended July 31, 2000 and nine months ended July 31, 2000, respectively, but have been excluded in the computation of the diluted EPS because the exercise price was greater than the average market value.

(4) COMPREHENSIVE INCOME

       The components of comprehensive income (loss) are as follows (in thousands):

                                                     Quarter ended July 31,         Nine months ended July 31,
                                                    ------------------------        --------------------------
                                                      1999            2000            1999            2000
                                                    --------        --------        --------        --------
Net income (loss)                                   $ (5,557)       $ 28,155        $ (8,423)       $ 55,624
Change in accumulated translation adjustments            112            (214)            240            (350)
                                                    --------        --------        --------        --------
Total comprehensive income (loss)                   $ (5,445)       $ 27,941        $ (8,183)       $ 55,274
                                                    ========        ========        ========        ========

(5) CONTINGENCIES

       The accounts receivable balance from one of CIENA's customers was approximately 13% of total July 31, 2000 trade receivables. While the customer is experiencing certain financing difficulties, management believes that CIENA will be ultimately successful in collecting the July 31, 2000 net accounts receivable from this customer. Moreover, CIENA and the customer have agreed that CIENA has the option of converting some or all of the customer's outstanding accounts receivable balance into capital stock of the customer, subject to negotiation of definitive documentation by both parties and any necessary approvals by the customers shareholders.

(6) SUBSEQUENT EVENT

       CIENA's Board of Directors authorized the splitting of the Company's common stock on a two-for-one basis for shareholders of record on August 28, 2000. Shares resulting from the split are expected to be distributed by the transfer agent on September 18, 2000. All share and per-share numbers contained herein do not reflect this stock split.

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

OVERVIEW

       CIENA is a leader in the rapidly growing intelligent optical networking equipment market. We offer a comprehensive portfolio of products for communications service providers worldwide. Our customers include long-distance carriers, competitive local exchange carriers, Internet service providers and wholesale carriers. We offer optical transport, intelligent switching and multi-service delivery systems that enable service providers to provision, manage and deliver high-bandwidth services to their customers. We have pursued a strategy to develop and leverage the power of disruptive technologies to change the fundamental economics of building carrier-class communications networks, providing our customers with a competitive advantage.

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

       The products of CIENA's LightWorks architecture can be sold together as a complete network solution or separately as best-of-breed solutions. Products include four generations of long distance optical transport systems: MultiWave 1600(TM),

MultiWave Sentry 1600(TM), MultiWave Sentry 4000(TM), and MultiWave CoreStream(TM). LightWorks also includes CIENA's short distance optical transport products: MultiWave Firefly(TM) and MultiWave Metro(TM). CIENA's LightWorks architecture also includes MultiWave CoreDirector. The MultiWave CoreDirector is an intelligent optical core switch that allows carriers to deliver a full range of transport services, without costly SONET/SDH (synchronous optical networks/synchronous digital hierarchy) multiplexers or inflexible "wavelength only" devices. The first release of the MultiWave CoreDirector became generally available during the third fiscal quarter ended July 31, 2000.

       In November 1999, CIENA announced it was pursuing enhancements to its MultiWave CoreStream product that will enable the system to offer the optimal combination of ultra long-distance transport functionality and channel count to further lower network costs for service providers. Using forward error correction (FEC), nonlinearity management, and dispersion mapping technologies, plus embedded system intelligence, MultiWave CoreStream ultimately will be able to support optical spans longer than 5,000 kilometers without additional optical-to-electrical signal regeneration. We expect to begin customer trials of the longer reach features of this product in the second half of calendar 2000. See "Risk Factors".

       During January 2000, CIENA announced the LightWorks Toolkit(TM) for Optical Services, a series of new optics-, silicon- and software-based service enablers. CIENA's LightWorks Toolkit will assist carriers with the transition from static service provisioning to real-time, on demand bandwidth delivery; from bandwidths limited by traditional SONET/SDH to optical bandwidth of any size; and from a single wavelength quality of service to a range of service qualities that can be dynamically configured and monitored. These service-enabling tools, including Wavelength Binding, and Flexible Concatenation, are scheduled to begin to be integrated into CIENA's LightWorks products in the second half of calendar 2000. See "Risk Factors".

       During May 2000, CIENA announced the introduction of its newest intelligent optical core switching product, MultiWave CoreDirector CI, an entry version of CIENA's market-leading MultiWave CoreDirector switch. MultiWave CoreDirector CI is designed to offer network operators all the intelligence, real-time provisioning, dynamic network protection, and comprehensive network management capabilities of MultiWave CoreDirector, but the CI model is optimized for smaller central offices predominant in regional and metropolitan portions of service provider networks. The initial release of MultiWave CoreDirector CI is expected in limited availability for customer trials during the first quarter of calendar 2001. See "Risk Factors".

       During May 2000, CIENA also announced the launch of its LightWorks ON-Center(TM) Management Suite, a new fully integrated family of software-based tools for comprehensive element, network and service layer management across service provider networks. ON-Center is designed to enable accelerated deployment of new, differentiating optical services, reduced network operating and management costs, and innovative customer service solutions. The ON-Center management suite is designed to help service providers use the built-in networking intelligence of CIENA's LightWorks Toolkit for Optical Services and network architecture to enable real-time service deployment, dynamic service level agreement (SLA) management, multi-vendor optical service monitoring, full Fault, Configuration, Accounting, Performance and Security (FCAPS) management across CIENA systems, and Web-based customer service awareness tools. The initial release of ON-Center is expected to be available by the end of calendar 2000.

       CIENA has increased the number of optical networking equipment customers from a total of twenty customers during the nine months ended July 31, 1999 to twenty-seven customers for the nine months ended July 31, 2000. We intend to preserve and enhance our market leadership and eventually build on our installed base with new and additional products. CIENA believes that its product and service quality, manufacturing experience, and proven track record of delivery will enable us to endure competitive pricing pressure while we concentrate on efforts to reduce product costs and maximize production efficiencies. See "Risk Factors".

       As of July 31, 2000 CIENA employed 2,529 people, which was a net increase of 601 people over the 1,928 CIENA employees on October 31, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1999 COMPARED TO THREE MONTHS ENDED JULY 31, 2000

       REVENUE. CIENA recognized $128.8 million and $233.3 million in revenue for the third quarters ended July 31, 1999 and 2000, respectively. The approximate $104.4 million or 81.1% increase in revenues in the third fiscal quarter 2000 compared to the third fiscal quarter 1999 was the result of an increase in revenues recognized from twenty-two optical networking customers in the quarter ended July 31, 2000, as compared to eighteen such customers in the same quarter of the prior year. Additionally, during the quarter ended July 31, 2000, each of three optical transport equipment customers accounted for at least 10% or more of CIENA's quarterly revenue and combined accounted for 77.5% of CIENA's quarterly revenue. This compares to the quarter ended July 31, 1999 where each of three customers accounted for at least 10% or more of CIENA's quarterly revenue and combined accounted for approximately 58.1% of CIENA's quarterly revenue. Revenues derived from foreign sales accounted for approximately 40.3% and 30.2% of CIENA's revenues during the third quarter ended July 31, 1999 and 2000, respectively.

       Revenues in CIENA's third fiscal quarter 1999 were largely attributed to sales of CIENA's MultiWave Sentry 4000 systems. Revenues in CIENA's third fiscal quarter 2000 were largely attributed to both sales of CIENA's Multiwave CoreStream systems and the MultiWave Sentry 4000 systems. Sales of the MultiWave CoreStream systems during the third fiscal quarter 2000 included configurations for both 2.5 gigabits per second ("Gb/s") and 10.0 Gb/s transmission rates. Third fiscal quarter 2000 revenues also included increased sales of MultiWave Metro systems and MultiWave CoreDirector systems compared to the sales activity for these products during the third fiscal quarter 1999. The first release of the MultiWave CoreDirector became generally available during the third fiscal quarter 2000. Revenues derived from engineering, furnishing and installation ("EF&I") services as a percentage of total revenue were approximately 12.4% and 7.8% for the third fiscal quarter 1999 and 2000, respectively. This percentage decrease is due to a proportionally greater increase in product sales during the third fiscal quarter 2000.

       CIENA expects revenue in the near term to be largely dependent upon sales to existing customers and to be derived primarily from sales of MultiWave Sentry 4000, MultiWave CoreStream, products using 10 Gb/s transmission capability, MultiWave Metro and MultiWave CoreDirector. There are material risks associated with CIENA's dependence on these customers, as well as the successful ramping up of the manufacturing of these products. See "Risk Factors".

       GROSS PROFIT. Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees, inventory obsolescence costs and overhead related to CIENA's manufacturing and engineering, furnishing and installation operations. Gross profits were $49.5 million and $105.1 million for the third fiscal quarters ended July 31, 1999 and 2000, respectively. The approximate $55.6 million or 112.5% increase in gross profit in the third fiscal quarter 2000 compared to the third fiscal quarter 1999 was the result of increased revenues in the third quarter 2000 compared to third quarter 1999. Gross margin as a percentage of revenues was 38.4% and 45.1% for the third fiscal quarters 1999 and 2000, respectively. The increase in gross margin percentage for the third fiscal quarter 2000 compared to the third quarter 1999 was largely attributable to reductions in components costs, lower relative EF&I service activity and increased manufacturing efficiencies partially offset by lower selling prices for optical transport systems.

       CIENA's gross margins may be affected by a number of factors, including continued competitive market pricing, manufacturing volumes and efficiencies, fluctuations in component costs and product mix. During the remainder of fiscal 2000, CIENA expects to face continued pressure on gross margins, primarily as a result of substantial price discounting by competitors seeking to acquire market share. Downward pressures on our gross margins may be further impacted by an increased percentage of revenues from EF&I services or additional service requirements. CIENA will continue to concentrate on efforts to reduce product costs and maximize production efficiencies and, if successful in these efforts, may be able to mitigate the effect of these pressures on margins and potentially continue to improve gross margins in the future. See "Risk Factors."

       RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $28.4 million and $32.7 million for the third fiscal quarters ended July 31, 1999 and 2000, respectively. During the third fiscal quarters 1999 and 2000, research and development expenses were 22.0% and 14.0% of revenue, respectively. The approximate $4.3 million or 15.1% increase in research and development expenses in the third fiscal quarter 2000 compared to the third fiscal quarter 1999 was the result of increases in staffing levels, prototype materials, facility costs and depreciation expense. CIENA expects that its research and development expenditures will continue to increase during the remainder of fiscal year 2000 to support the continued development of intelligent optical transport and core switching products, the exploration of new or complementary technologies, and the pursuit of various cost reduction strategies. CIENA expenses research and development costs as incurred.

       SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $16.8 million and $24.4 million for the third fiscal quarters ended July 31, 1999 and 2000, respectively. During the third fiscal quarters 1999 and 2000, selling and marketing expenses were 13.1% and 10.4% of revenue, respectively. The approximate $7.5 million or 44.8% increase in selling and marketing expenses in the third fiscal quarter 2000 compared to the third fiscal quarter 1999 was primarily the result of increased staffing levels in the areas of sales, technical assistance and field support. Increases in costs for tradeshows, advertising and depreciation also contributed to the comparable quarter to quarter selling and marketing expense increase. CIENA anticipates that its selling and marketing expenses will increase during the remainder of fiscal year 2000 as additional personnel are hired and offices are opened, particularly in support of international market development, to allow CIENA to pursue new market opportunities. CIENA also expects to incur increased expenses associated with technical assistance and field support related to the introduction of new products such as the MultiWave CoreDirector and MultiWave CoreDirector CI.

       GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $5.4 million and $9.3 million for the third fiscal quarters ended July 31, 1999 and 2000, respectively. During the third fiscal quarters 1999 and 2000, general and administrative expenses were 4.2% and 4.0% of revenue, respectively. The approximate $3.9 million or 71.9% increase in general and administrative expenses from the third quarter 1999 compared to the third quarter 2000 was primarily the result of increased staffing levels, facility costs and utilization of outside consultants. CIENA believes that its general and administrative expenses for the remainder of fiscal 2000 will increase due to the expansion of CIENA's administrative staff required to support its expanding operations. CIENA also believe that its general and administrative expenses for the remainder of fiscal 2000 will increase due to increased legal expenses associated with CIENA's activities to protect and enforce its intellectual property rights.

       MERGER RELATED COSTS. The merger costs for the third fiscal quarter 1999 of $10.8 million were costs related to CIENA's acquisition of Omnia. These costs include an $8.1 million non-cash charge for the acceleration of warrants based upon CIENA's common stock price on June 30, 1999 and $2.7 million for fees, legal and accounting services and other integration costs. The warrants were issued to one of Omnia's customers and became exercisable upon the consummation of the merger.

       INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income and other income (expense), net were $3.7 million and $3.1 million for the third fiscal quarters ended July 31, 1999 and 2000, respectively. The approximate $0.6 million or 16.0% decrease in interest income and other income (expense), net was attributable to lower invested cash balances.

       PROVISION (BENEFIT) FOR INCOME TAXES. CIENA's benefit for income taxes of $2.9 million for third fiscal quarter 1999 was the result of recognizing the benefit of net operating losses. During the third fiscal quarter 1999, the benefit for income taxes was 34.5% of losses before income taxes. CIENA's provision for income taxes for the third fiscal quarter 2000 was $13.6 million or 32.5% of income before income taxes. The third fiscal quarter 2000 tax rate differs from the statutory rate of 35% due to the benefits derived from research credits and CIENA's Foreign Sales Corporation.

NINE MONTHS ENDED JULY 31, 1999 COMPARED TO NINE MONTHS ENDED JULY 31, 2000

       REVENUE. CIENA recognized $340.7 million and $571.2 million in revenue for the nine months ended July 31, 1999 and 2000, respectively. The approximate $230.4 million or 67.6% increase in revenues in the nine months ended July 31, 2000 compared to the nine months ended July 31, 1999 was the result of an increase in revenues recognized from twenty-seven optical networking customers in the nine months ended July 31, 2000, as compared to twenty such customers in the same nine months of the prior year. Additionally, during the nine months ended July 31, 2000 each of three optical transport equipment customers accounted for at least 10% or more of CIENA's revenue and combined accounted for 63.6% of CIENA's revenue. This compares to the nine months ended July 31, 1999 where three customers accounted for at least 10% or more of CIENA's revenue and in total accounted for approximately 53.2% of CIENA's revenue. Revenues derived from foreign sales accounted for approximately 36.7% and 32.5% of CIENA's revenues during the nine months ended July 31, 1999 and 2000, respectively.

       Revenues during CIENA's nine months ended July 31, 1999 were largely attributed to sales of CIENA's MultiWave Sentry 4000 systems. Revenues during CIENA's nine months ended July 31, 2000 were largely attributed to both sales of CIENA's Multiwave CoreStream systems and the MultiWave Sentry 4000 systems. Sales of the MultiWave CoreStream systems during the nine months ended July 31, 2000 included configurations for both 2.5 gigabits per second ("Gb/s") and 10.0 Gb/s transmission rates. Nine months ended July 31, 2000 revenues also included increased sales of MultiWave Metro systems and MultiWave CoreDirector systems compared to the sales activity for these products during the nine month period of the prior year. The first release of the MultiWave CoreDirector became generally available during the third fiscal quarter 2000. Revenues derived from engineering, furnishing and installation ("EF&I") services as a percentage of total revenue were approximately 12.3% and 8.7% for the nine months ended July 31, 1999 and 2000, respectively. This percentage decrease is due to a proportionally greater increase in product sales during the nine months ended July 31, 2000.


       GROSS PROFIT. Gross profits were $124.4 million and $251.8 million for the nine months ended July 31, 1999 and 2000, respectively. The approximate $127.4 million or 102.5% increase in gross profit in the first nine months of 2000 compared to the first nine months of 1999 was the result of increased revenues in the nine months ended July 31, 2000 compared to same nine month period in fiscal 1999. Gross margin as a percentage of revenues was 36.5% and 44.1% for the nine months ended July 31, 1999 and 2000, respectively. The increase in gross margin percentage for the nine months ended July 31, 2000 compared to the same nine month period in fiscal 1999 was largely attributable to reductions in components costs, lower relative EF&I service activity and increased manufacturing efficiencies partially offset by lower selling prices for optical transport systems.

       RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $74.7 million and $92.4 million for the nine months ended July 31, 1999 and 2000, respectively. During the first nine months of fiscal 1999 and 2000, research and development expenses were 21.9% and 16.2% of revenue, respectively. The approximate $17.7 million or 23.7% increase in research and development expenses in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999 was the result of increases in staffing levels, prototype materials, facility costs and depreciation expense. CIENA expects that its research and development expenditures will continue to increase during the remainder of fiscal year 2000 to support the continued development of intelligent optical transport and core switching products, the exploration of new or complementary technologies, and the pursuit of various cost reduction strategies. CIENA expenses research and development costs as incurred.

       SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $43.5 million and $62.8 million for the nine months ended July 31, 1999 and 2000, respectively. During the first nine months of 1999 and 2000, selling and marketing expenses were 12.8% and 11.0% of revenue, respectively. The approximate $19.3 million or 44.3% increase in selling and marketing expenses in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999 was primarily the result of increased staffing levels in the areas of sales, technical assistance and field support, and increases in commissions earned, trade show participation, promotional costs, travel expenditures and depreciation.

       GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $16.3 million and $23.4 million for the nine months ended July 31, 1999 and 2000, respectively. During the first nine months of fiscal 1999 and 2000, general and administrative expenses were 4.8% and 4.1% of revenue, respectively. The approximate $7.1 million or 43.3% increase in general and administrative expenses in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999 was primarily due to increases in staffing levels and outside consulting services.

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

       INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income and other income (expense), net were $10.8 million and $9.5 million for the nine months ended July 31, 1999 and 2000, respectively. The approximate $1.3 million or 11.9% decrease in interest income and other income (expense), net was attributable to lower invested cash balances.

       PROVISION (BENEFIT) FOR INCOME TAXES. CIENA's benefit for income taxes was $4.4 million for the nine months ended July 31, 1999. During the first nine months of fiscal 1999 the provision for income taxes was 34.5% of losses before income taxes. CIENA's provision for income taxes for the nine months ended July 31, 2000 was $26.8 million or 32.5% of income before income taxes. The nine months ended July 31, 2000 tax rate differs from the statutory rate of 35% due to the benefits derived from research credits and CIENA's Foreign Sales Corporation.

LIQUIDITY AND CAPITAL RESOURCES

       At July 31, 2000, CIENA's principal source of liquidity was its cash and cash equivalents of $209.9 million and its marketable debt securities of $34.2 million. CIENA's marketable debt securities have maturities no longer than six months.

       Cash generated from operations was $59.9 million and $41.9 million for the nine months ended July 31, 1999 and 2000, respectively. The reduction of cash generated from operations was approximately $18.0 million from the first nine months of 1999 compared to the first nine months of 2000. The decline was principally attributable to increases in accounts receivable, inventories, prepaid expenses, prepaid and deferred taxes and a decrease in income taxes payable due to increases in revenue and general business activity. These were partially offset by increases in the non-cash charges of depreciation, amortization, provisions for inventory obsolescence and warranty, and increases in accounts payable, tax benefits from stock options and net income.

       Investment activities included the purchase, net of maturities, of $139.7 million and $81.8 million worth of corporate debt securities and U.S. government obligations during the nine months ended July 31, 1999 and 2000, respectively. During the nine months ended July 31, 2000 investment activities include approximately $3.0 million of equity investments in private companies. Investment activities also included $37.0 million and $84.6 million invested in capital expenditures during the nine months ended July 31, 1999 and 2000, respectively. Of the amount invested in capital expenditures, $32.3 million and $72.3 million was used for additions to capital equipment and furniture and the remaining $4.7 million and $12.3 million was invested in leasehold improvements during the nine months ended July 31, 1999 and 2000, respectively. CIENA expects to use an additional $60.0 million to $70.0 million of capital during the remainder of fiscal 2000 to complete the construction of leasehold improvements for its facilities and additional investments in capital equipment.

       Cash generated from financing activities for the nine months ended July 31, 1999 and 2000 was $8.7 million and $27.4 million, respectively. Included in the financing activities was cash generated from the exercise of employee stock options of $7.4 million and $27.4 million for the nine months ended July 31, 1999 and 2000, respectively.

       The accounts receivable balance from one of CIENA's customers was approximately 13% of total July 31, 2000 trade receivables. While the customer is experiencing certain financing difficulties, management believes that CIENA will be ultimately successful in collecting the July 31, 2000 net accounts receivable from this customer. Moreover, CIENA and the customer have agreed that CIENA has the option of converting some or all of the customer's outstanding accounts receivable balance into capital stock of the customer, subject to negotiation of definitive documentation by both parties and any necessary approvals by the customers shareholders.

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

       -      manufacturing and shipment delays and deferrals; and

       -      increased service or warranty costs.

       Our intelligent optical networking products require a relatively large investment and our target customers are highly demanding and technically sophisticated. There are only a limited number of potential customers in each geographic market and each customer has unique needs. As a result, the sales cycles for our products are long, often more than a year between our initial contact with the customer and their commitment to purchase.

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

       Our core switching development efforts will require us to incur ongoing development and operating expenses and any delay in the contributions from new products, such as MultiWave CoreDirector and MultiWave CoreDirector CI, could harm our business.

CHANGES IN TECHNOLOGY OR THE DELAYS IN THE DEPLOYMENT OF NEW PRODUCTS COULD HURT OUR NEAR TERM PROSPECTS

       The market for optical networking equipment is changing at a rapid pace. The accelerated pace of deregulation in the telecommunications industry likely will intensify the competition for improved technology. Our ability to develop, introduce and manufacture new and enhanced products will depend upon our ability to anticipate changes in technology, industry standards and customer requirements. Our failure to introduce new and enhanced products in a timely manner, could harm our competitive position and financial condition. Several of our new products, including the MultiWave CoreDirector and the enhancements to the MultiWave CoreStream products, are based on complex technology which could result in unanticipated delays in the development, manufacture or deployment of these products. In addition, our ability to recognize revenue from these products could be adversely affected by the extensive testing required for these products. The complexity of technology associated with support equipment for these products could also result in unanticipated delays in their deployment. These delays could harm our competitive and financial condition.

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

       Any delays in component availability for any of our products or test equipment could result in delays in deployment of these products and in our ability to recognize revenue from them. These delays could harm our customer relationships and our results of operations.

WE FACE INTENSE COMPETITION WHICH COULD HURT OUR SALES AND PROFITABILITY

       The market for optical networking equipment is extremely competitive. Competition in the optical networking market is based on varying combinations of price, functionality, software functionality, manufacturing capability, scalability and the ability of the system solution to meet customers' immediate and future network requirements. A small number of very large companies, including Alcatel, Cisco Systems, Fujitsu Group, Hitachi, Lucent Technologies, NEC Corporation, Nortel Networks, Siemens AG and Telefon AB LM Ericsson, have historically dominated the telecommunications equipment industry. These companies have substantial financial, marketing, manufacturing and intellectual property resources. In addition, these companies have substantially greater resources to develop or acquire new technologies than we do. We sell systems that compete directly with product offerings of these companies and in some cases displace or replace equipment they have traditionally supplied for telecommunications networks. As such, we represent a specific threat to these companies. The continued expansion of our product offerings with products such as the MultiWave CoreDirector and MultiWave CoreDirector CI likely will increase this perceived threat. We expect continued aggressive tactics from many of these competitors, including:

       -      price discounting;

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

       Several of our customers have indicated that they intend to establish a second vendor for intelligent optical transport products. We do not know when or if these customers will select a second vendor or what impact the selection might have on purchases from us. These customers could reduce their purchases from us, which could in turn have a material adverse effect on us.

       New competitors may also emerge to compete with our existing products as well as our future products. There has been an increase in funding for new companies focused on the development of new products for the optical networking market. These companies may achieve commercial availability of their products more quickly due to the narrow and exclusive focus of their efforts. Several of these competitors have raised significantly more cash than us and they have in some cases offered stock in their companies to attract new customers. In particular, a number of companies, including several start-up companies, have announced products that compete with our MultiWave CoreStream, MultiWave Metro, and MultiWave CoreDirector products.

WE MAY NOT BE ABLE TO COMPLETE DEVELOPMENT AND ACHIEVE COMMERCIAL ACCEPTANCE OF NEW PRODUCTS

       During the third fiscal quarter, the first version of our MultiWave CoreDirector became generally available. Our MultiWave CoreDirector CI product and enhancements to the MultiWave CoreDirector and MultiWave CoreStream product lines are in the development phase and are not yet ready for commercial manufacturing or deployment. We expect to offer additional releases of the MultiWave CoreDirector product over the life of the product and to begin customer trials of the longer reach features of our MultiWave CoreStream product in the second half of calendar 2000. The initial release of MultiWave CoreDirector CI is expected in limited availability for customer trials during the first quarter of calendar 2001. The maturing process from laboratory prototype to customer trials, and subsequently to general availability involves a number of steps, including:

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

       Each of these steps in turn presents serious risks of failure, rework or delay, any one of which could decrease the speed and scope of product introduction and marketplace acceptance of the products. Specialized ASICs and intensive embedded software testing and validation, in particular, are key to the timely introduction of the MultiWave CoreDirector and the MultiWave CoreDirector CI, and schedule delays are common in the final validation phase, as well as in the manufacture of specialized ASICs. In addition, unexpected intellectual property disputes, failure of critical design elements, and a host of other execution risks may delay or even prevent the introduction of these products. If we do not develop these products in a timely manner, our business, financial condition and results of operations would be harmed.

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

       On occasion, we have experienced delays in receipt of components. In addition, we may receive components that do not perform according to their specifications. Any future difficulty in obtaining sufficient and timely delivery of these components could result in delays or reductions in product shipments which, in turn, could harm our business. A recent wave of consolidation among suppliers of these components, such as the recent purchases of E-TEK and SDL by JDS Uniphase, could adversely impact the availability of components on which we depend. Delayed deliveries of key components from these sources could adversely effect our business.

SOME OF OUR SUPPLIERS ARE ALSO OUR COMPETITORS

       Some of our component suppliers are both primary sources for components and major competitors in the market for system equipment. For example, we buy components from:

       -      Alcatel;

       -      Lucent Technologies;

       -      NEC Corporation;

       -      Nortel Networks; and

       -      Siemens AG.

       Each of these companies offers optical communications systems and equipment, which are competitive with our products. Also, Lucent is the sole source of two components and is one of two suppliers of two others. Recently, Lucent has announced that it intends to spin off a portion of its components business. Our supply of components from Lucent may be adversely effected by this restructuring. Alcatel and Nortel are suppliers of lasers used in our products and NEC is a supplier of an important piece of testing equipment. A decline in reliability or other adverse change in these supply relationships could harm our business.

SALES TO EMERGING CARRIERS MAY INCREASE THE UNPREDICTABILITY OF OUR RESULTS

       As we continue to address emerging carriers, timing and volume of purchasing from these carriers can also be more unpredictable due to factors such as their need to build a customer base, acquire rights of way and interconnections necessary to sell network service, and build out new capacity, all while working within their capital budget constraints. Sales to these carriers may increase the unpredictability of our financial results because even these smaller carriers purchase our products in multi-million dollar increments.

       Unanticipated changes in customer purchasing plans also create unpredictability in our results. A portion of our anticipated revenue over the next several quarters is comprised of orders of less than $25 million each from several customers, some of which involve extended payment terms or other financing assistance. Our ability to recognize revenue from financed sales to these carriers will depend on the relative financial condition of the specific customer, among other factors. Further, we will need to evaluate the collectibility of receivables from these customers if their financial condition deteriorates in the future. Purchasing delays, changes in the financial condition or the amount of purchases by any of these customers, could have a material adverse effect on us. One of our customers with an accounts receivable balance of approximately 13% of total July 31, 2000 trade receivables is experiencing certain financing difficulties. If these receivables become uncollectible, we will have to write off this asset or decrease the value of the asset to the extent the receivable can not be collected. This write-down or write-off will directly affect our results of operation and could be material to the results.

OUR ABILITY TO COMPETE COULD BE HARMED IF WE ARE UNABLE TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS OR IF WE INFRINGE ON INTELLECTUAL PROPERTY RIGHTS OF OTHERS

       We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into non-disclosure and proprietary rights agreements with our employees and consultants, and license agreements with our corporate partners, and control access to and distribution of our products, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete effectively could be harmed. We are involved in an intellectual property dispute regarding the use of our technology and may become involved with additional disputes in the future. Such lawsuits can be costly and may significant divert time and attention from some members of our personnel.

       We have received and may receive in the future, notices from holders of patents in the optical technology field that raise issues of possible infringement by our products. Questions of infringement in the optical networking equipment market often involve highly technical and subjective analysis. There can be no assurance that any of these patent holders or others will not in the future initiate legal proceedings against us, or that we will be successful in defending against these actions. In the past, we have been forced to take a license from the owner of the infringed intellectual property, or to redesign or stop selling the product that includes the challenged intellectual property. If we are sued for infringement and are unsuccessful in defending the suit, we could be subject to significantly damages and our business and customer relationships could be adversely affected.

PRODUCT PERFORMANCE PROBLEMS COULD LIMIT OUR SALES PROSPECTS

       The production of new optical networking products and systems with high technology content involves occasional problems as the technology and manufacturing methods mature. If significant reliability, quality or network monitoring problems develop, including those due to faulty components, a number of negative effects on our business could result, including:

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

OUR PROSPECTS DEPEND ON DEMAND FOR OUR PRODUCTS WHICH WE CANNOT PREDICT OR
CONTROL

       We may not anticipate changes in direction or magnitude of demand for our products. Unanticipated reductions in demand for our products could adversely affect us.

       Our products enable high capacity transmission over long distance, and certain short-haul portions, of optical communications networks. Our MultiWave CoreDirector product is targeted at high capacity applications. Customers, however, determine:

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

       As we have grown and matured, competitors' efforts to hire our employees have intensified, particularly among competitive start-up companies and other early stage companies. We have agreements in place with most of our employees that limit their ability to work for a competitor and prohibit them from soliciting our other employees and our customers following termination of their employment. Our employees and our competitors may not respect these agreements. We have in the past been required to enforce, and are currently in the process of enforcing, some of these agreements. We expect in the future to continue to be required to resort to legal actions to enforce these agreements and could incur substantial costs in doing so. We may not be successful in these legal actions, and we may not be able to retain all of our key employees or attract new personnel to add to or replace them. The loss of key personnel would likely harm our business.

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

       Divergence between our actual results and our anticipated results, analyst estimates and our public announcements will likely occur from time to time in the future, with resulting stock price volatility, irrespective of our overall year-to-year performance or long-term prospects. As long as we continue to depend on a limited customer base, and particularly when a substantial majority of their purchases consist of newly-introduced products like the MultiWave CoreStream, MultiWave CoreDirector and MultiWave Metro, there is substantial risk that our quarterly results will vary widely.


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

       INTEREST RATE SENSITIVITY. The Company maintains a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency discount notes with an average maturity of less than six months. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at July 31, 2000, the fair value of the portfolio would decline by approximately $0.4 million. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

       FOREIGN CURRENCY EXCHANGE RISK. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically the Company's primary exposures have been related to nondollar-denominated operating expenses in Canada, Europe and Asia where the Company sells primarily in U.S. dollars. The introduction of the Euro as a common currency for members of the European Monetary Union began during the Company's fiscal year 1999. The foreign currency exposure resulting from the introduction of the Euro has been immaterial to the operating results of the Company. The Company is prepared to hedge against fluctuations in the Euro if this exposure becomes material. As of July 31, 2000 the assets and liabilities of the Company related to non-dollar denominated currencies was not material. Therefore we do not expect an increase or decrease of 10 percent in the foreign exchange rate would have a material impact on the Company's financial position.


PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

INTELLECTUAL PROPERTY RIGHTS

       On July 19, 2000, the Company and CIENA Properties, Inc., a wholly owned subsidiary of the Company, filed a complaint in the United States District Court for the District of Delaware requesting damages and injunctive relief against Corvis Corporation. The complaint charges Corvis Corporation with infringing three patents relating to the Company's optical networking communications systems and technology.

CLASS ACTION LITIGATION

       On May 15, 2000, the U.S. District Court for the District of Maryland dismissed with prejudice the class action lawsuit entitled Witkin et al. v. CIENA Corporation et al. (Case No. Y-98-2946). On June 15, 2000, CIENA announced that the plaintiffs agreed to waive their right to appeal the case. In exchange, CIENA agreed to not seek attorney's fees or costs under the Private Securities Litigation Reform Act of 1995 or otherwise take action against the plaintiffs or their lawyers.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibit      Description
         -------      -----------
         27.10        Financial data schedule (filed only electronically with the SEC)

   (b)   Reports on Form 8-K: Form 8-K filed August 16, 2000.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CIENA CORPORATION


       Date:  August 17, 2000            By:  /s/ Patrick H. Nettles
              ---------------                 ----------------------
                                              Patrick H. Nettles
                                              President, Chief Executive Officer
                                              and Director
                                              (Duly Authorized Officer)



       Date:  August 17, 2000            By:  /s/ Joseph R. Chinnici
              ---------------                 ----------------------
                                              Joseph R. Chinnici
                                              Senior Vice President, Finance and
                                              Chief Financial Officer
                                              (Principal Financial Officer)