Form 10-K/A
period 2000-10-31
CIENA CORP
filed 2001-01-18
CIK 936395

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ---------------

                                 FORM 10-K/A


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000
                       COMMISSION FILE NUMBER: 0-21969

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

                               EXPLANATORY NOTE

This 10-K/A is being filed because an opinion on the Financial Statement Schedule was inadvertently omitted from the Company's Form 10-K for the year ended October 31, 2000, filed on December 7, 2000.

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


                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
and Stockholders of CIENA Corporation:

Our audits of the consolidated financial statements referred to in our report dated December 6, 2000, appearing in the Annual Report on Form 10-K for the year ended October 31, 2000 of CIENA Corporation also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
McLean, VA
December 6, 2000

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


                                           CIENA CORPORATION


Date: January 18, 2001                 By:    /s/ Andrew C. Petrik
                                              --------------------
                                              Andrew C. Petrik
                                              Vice President, Controller and
                                              Treasurer

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

         27.1 (12)    Financial Data Schedule


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

(12)    Incorporated by reference from the Company's Form 10-K dated December 7, 2000.