Form 10-Q
period 2001-01-31
CIENA CORP
filed 2001-02-15
CIK 936395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

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


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  CLASS                                       OUTSTANDING AT FEBRUARY 14, 2001
         -----------------------------------                  --------------------------------
         Common stock. $.01 par value                                 299,141,072


                               Page 1 of 22 pages

                                CIENA CORPORATION

                                      INDEX

                                    FORM 10-Q

                                                                            PAGE NUMBER

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Statements of Operations
                 Quarters ended January 31, 2000
                 and January 31, 2001                                          3

                 Consolidated Balance Sheets
                 October 31, 2000 and January 31, 2001                         4

                 Consolidated Statements of Cash Flows
                 Quarters ended January 31, 2000 and
                 January 31, 2001                                              5

                 Notes to Consolidated Financial Statements                    6

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                    8

Item 3.          Quantitative and Qualitative Disclosures about Market Risk    20



PART II - OTHER INFORMATION

Item 1.          Legal Proceedings                                             20

Item 6.          Exhibits and Reports on Form 8-K                              21

Signatures                                                                     22

ITEM 1. FINANCIAL STATEMENTS

                                CIENA CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                               Quarter ended January 31,
                                                                        --------------------------------------
                                                                               2000                 2001
                                                                        ------------------    ----------------
Revenue.........................................................          $    152,213          $   351,989
Cost of goods sold..............................................                87,003              191,837
                                                                        ------------------    ----------------
  Gross profit..................................................                65,210              160,152
                                                                        ------------------    -----------------

Operating expenses:
  Research and development......................................                29,742               43,511
  Selling and marketing.........................................                18,122               29,636
  General and administrative....................................                 6,871               11,145
                                                                        ------------------    ----------------
    Total operating expenses....................................                54,735               84,292
                                                                        ------------------    ----------------

Income from operations..........................................                10,475               75,860

Interest and other income (expense), net........................                 3,046                4,296

Interest expense................................................                   (96)                 (87)
                                                                        ------------------    ----------------

Income before income taxes......................................                13,425               80,069

Provision for income taxes......................................                 4,363               26,823
                                                                        ------------------    ----------------

Net income......................................................          $      9,062          $    53,246
                                                                        ==================    ================

Basic net income per common share...............................          $       0.03          $      0.19
                                                                        ==================    ================

Diluted net income per common share and dilutive potential
  common share..................................................          $       0.03          $      0.18
                                                                        ==================    ================

Weighted average basic common shares outstanding................               276,182              287,001
                                                                        ==================    ================

Weighted average basic common and dilutive potential
  common shares outstanding.....................................               295,806              300,956
                                                                        ==================    ================

        The accompanying notes are an integral part of these consolidated financial statements.

                                CIENA CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                  October 31,       January 31,
                                                                                     2000              2001
                                                                              ------------------- --------------

                                   ASSETS
Current assets:
    Cash and cash equivalents........................................           $       143,187   $    176,725
    Marketable debt securities.......................................                    95,131         82,958
    Accounts receivable, net.........................................                   248,950        250,996
    Inventories, net.................................................                   141,279        207,221
    Deferred income taxes............................................                   143,029        166,273
    Prepaid expenses and other.......................................                    41,438         41,012
                                                                                ----------------- --------------
      Total current assets...........................................                   813,014        925,185
Equipment, furniture and fixtures, net...............................                   189,231        212,376
Goodwill and other intangible assets, net............................                     9,049          8,851
Other assets.........................................................                    15,907         20,740
                                                                                ----------------- --------------
    Total assets.....................................................           $     1,027,201   $  1,167,152
                                                                                ================= ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.................................................           $        70,250   $     82,477
    Accrued liabilities..............................................                    84,163         90,412
    Income taxes payable.............................................                     7,483          7,266
    Deferred revenue.................................................                    10,731         19,923
    Other current obligations........................................                       712          1,082
                                                                                ----------------- --------------
      Total current liabilities......................................                   173,339        201,160
    Deferred income taxes............................................                    39,145         39,145
    Other long-term obligations......................................                     4,882          4,986
                                                                                ----------------- --------------
      Total liabilities..............................................                   217,366        245,291
                                                                                ----------------- --------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock - par value $.01; 20,000,000 shares authorized;
      zero shares issued and outstanding.............................                         -              -
    Common stock - par value $.01; 460,000,000 shares authorized;
      286,530,631 and 288,115,246 shares issued and outstanding......                     2,865          2,881
    Additional paid-in capital.......................................                   557,257        615,898
    Notes receivable from stockholders...............................                       (30)             -
    Accumulated other comprehensive income...........................                      (903)          (810)
    Retained earnings................................................                   250,646        303,892
                                                                              ------------------- --------------
      Total stockholders' equity.....................................                   809,835        921,861
                                                                              ------------------- --------------
    Total liabilities and stockholders' equity.......................           $     1,027,201   $  1,167,152
                                                                              =================== ==============

        The accompanying notes are an integral part of these consolidated financial statements.


                                CIENA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    Three Months Ended January 31,
                                                                                ----------------------------------------
                                                                                       2000                    2001
                                                                                --------------------     ---------------
Cash flows from operating activities:
   Net income............................................................          $        9,062          $   53,246
   Adjustments to reconcile net income to net cash
    Provided by operating activities:
       Tax benefit related to the exercise of stock options..............                  14,657              50,067
       Non-cash charges from equity transactions.........................                      10                   -
       Amortization of premiums on marketable debt securities............                       3                   -
       Effect of translation adjustment..................................                      38                (659)
       Depreciation and amortization.....................................                  13,899              20,780
       Provision for doubtful accounts...................................                     250                   -
       Provision for inventory excess and obsolescence...................                   4,476               5,701
       Provision for warranty............................................                   2,290               7,811
       Changes in assets and liabilities:
            Increase in accounts receivable..............................                 (22,146)             (2,046)
            Increase in prepaid expenses and other.......................                  (4,557)             (5,216)
            Increase in inventories......................................                  (7,477)            (71,643)
            Increase in deferred income tax asset........................                    (633)            (23,244)
            Increase in accounts payable and accrued liabilites..........                   4,284              10,665
            Decrease in income taxes payable.............................                  (8,697)               (217)
            (Decrease) increase in deferred revenue......................                    (852)              9,192
                                                                                --------------------     ---------------
       Net cash provided by operating activities.........................                   4,607              54,437
                                                                                --------------------     ---------------
Cash flows from investing activities:
   Additions to equipment, furniture and fixtures........................                 (16,997)            (42,166)
   Maturities of marketable debt securities..............................                  85,450              44,653
   Purchases of marketable debt securities...............................                 (76,702)            (32,480)
                                                                                --------------------     ---------------
       Net cash used in investing activities.............................                  (8,249)            (29,993)
                                                                                --------------------     ---------------
Cash flows from financing activities:
   Net borrowing from other obligations..................................                      46                 474
   Net proceeds from issuance of common stock ...........................                   8,416               8,590
   Repayment of notes receivable from stockholders.......................                      69                  30
                                                                                --------------------     ---------------
       Net cash provided by financing activities.........................                   8,531               9,094
                                                                                --------------------     ---------------
       Net increase in cash and cash equivalents.........................                   4,889              33,538
Cash and cash equivalents at beginning of period...........................               143,440             143,187
                                                                                --------------------     ---------------
Cash and cash equivalents at end of period...................................      $      148,329          $  176,725
                                                                                ====================     ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                                CIENA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

    (1) SIGNIFICANT ACCOUNTING POLICIES

    Interim Financial Statements

            The interim financial statements included herein for CIENA Corporation (the "Company" or "CIENA") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial position of the Company at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the Company's October 31, 2000 audited consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for the fiscal year ended October 31, 2000.

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


    Newly Issued Accounting Standards

            In September 2000, the FASB issued SFAS No. 140 "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to the securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is reviewing the provisions of SFAS No. 140.

    (2) INVENTORIES

Inventories are comprised of the following (in thousands):
                                                                   October 31,          January 31,
                                                                       2000                 2001
                                                                 ---------------       -------------

Raw materials                                                      $    52,576           $   77,499
Work-in-process                                                         48,300               61,243
Finished goods                                                          58,641               86,957
                                                                 ---------------       -------------
                                                                       159,517              225,699
Less reserve for excess and obsolescence                               (18,238)             (18,478)
                                                                 ---------------       -------------
                                                                   $   141,279           $  207,221
                                                                 ===============       =============


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

                                                                       Quarter ended January 31,
                                                                  ------------------------------------
                                                                          2000               2001
                                                                  ------------------    --------------
Net Income                                                          $       9,062         $   53,246
                                                                  ==================    ==============
Weighted average shares-basic                                             276,182            287,001

Effect of dilutive securities:
   Employee stock options and warrants                                     19,624             13,955
                                                                  ------------------    --------------
Weighted average shares-diluted                                           295,806            300,956
                                                                  ==================    ==============
Basic EPS                                                           $        0.03         $     0.19
                                                                  ==================    ==============
Diluted EPS                                                         $        0.03         $     0.18
                                                                  ==================    ==============

            During the quarter ended January 31, 2000 and January 31, 2001, approximately 139,000 and 8,044,000, respectively, weighted shares from employee stock options have been excluded from the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.


    (4) COMPREHENSIVE INCOME

            The components of comprehensive income are as follows (in thousands):

                                                          Quarter ended January 31,
                                                      --------------------------------
                                                             2000            2001
                                                      ---------------- ---------------

Net income                                               $     9,062      $   53,246
Change in accumulated translation adjustments                     38              93
                                                      ---------------- ---------------
Total comprehensive income                               $     9,100      $   53,339
                                                      ================ ===============

    (5) SUBSEQUENT EVENTS

    Proposed Acquisition of Cyras Systems, Inc.

            On December 18, 2000, CIENA entered into an agreement to acquire all of the outstanding capital stock, options and warrants of Cyras Systems, Inc. ("Cyras"), a privately held provider of next-generation optical networking systems based in Fremont, California. As consideration in the acquisition, the Company agreed to issue a total of approximately 27 million shares of CIENA common stock and indirectly assume $150 million principal amount of Cyras's convertible subordinated indebtedness. Cyras is designing and developing next-generation optical networking solutions for telecommunications carriers. The Cyras K2 product, which is in development phase and is not ready for commercial manufacturing or deployment, will enable carriers of metropolitan area networks to consolidate multiple legacy network elements into a single transport and switching platform. CIENA will account for the Cyras acquisition as a purchase. CIENA expects to complete the acquisition in the first calendar quarter of 2001.The Cyras acquisition is subject to customary closing conditions, including regulatory approvals.

    Public Offerings

            On February 9, 2001, CIENA completed a public offering of 11,000,000 shares of common stock at a price of $83.50 per share less underwriters' discounts and commissions. For a period of thirty days from February 5, 2001, the underwriters have the option to purchase up to an additional 1,650,000 shares from CIENA at the initial price of $83.50 to the public, less the underwriting discount. As of February 15, 2001, the underwriters have not exercised this option. Concurrent with the offering of common stock, CIENA completed a public offering of 3.75% convertible notes with an aggregate principal amount of $690 million. Net proceeds from these public offerings, exclusive of the underwriters' option to purchase additional common stock, were approximately $1.5 billion, after deducting underwriting discounts, commissions and offering expenses. Pending use of the net proceeds, the Company has invested them in interest bearing, investment grade securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. CIENA has set forth in its Form 10-K Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors," as filed with the Securities and Exchange Commission on December 7, 2000, a detailed statement of risks and uncertainties relating to the Company's business. In addition, set forth below under the heading "Risk Factors" is a further discussion of certain of those risks as they relate to the period covered by this report, the Company's near-term outlook with respect thereto, and the forward-looking statements set forth herein. Investors should review this quarterly report in combination with the Form 10-K in order to have a more complete understanding of the principal risks associated with an investment in the Company's Common Stock.

OVERVIEW

            CIENA is a leader in the rapidly growing intelligent optical networking equipment market. We offer a comprehensive portfolio of products for communications service providers worldwide. Our customers include long-distance carriers, competitive and incumbent local exchange carriers, Internet service providers, and wireless and wholesale carriers. CIENA offers optical transport and intelligent optical switching systems that enable service providers to provision, manage and deliver high-bandwidth services to their customers. CIENA's intelligent optical networking products are designed to enable carriers to deliver any time, any size, any priority bandwidth to their customers.

            On December 19, 2000, we announced an agreement to acquire all of the outstanding capital stock, options and warrants of Cyras, a privately held provider of next-generation optical networking systems based in Fremont, California. As consideration in the acquisition, we agreed to issue a total of approximately 27 million shares of our common stock and indirectly assume $150 million principal amount of Cyras's convertible subordinated indebtedness. Cyras is designing and developing next-generation optical networking solutions for telecommunications carriers. The Cyras K2 product, which is in development phase and is not ready for commercial manufacturing or deployment, will enable carriers of metropolitan area networks to consolidate multiple legacy network elements into a single transport and switching platform. We will account for the Cyras acquisition as a purchase. We expect to complete the acquisition in the first calendar quarter of 2001. The Cyras acquisition is subject to customary closing conditions, including regulatory approvals. See "Risk Factors - Risks Related to the Cyras Acquisition".

            On February 9, 2001, we completed a public offering of 11,000,000 shares of common stock at a price of $83.50 per share less underwriters' discounts and commissions. For a period of thirty days from February 5, 2001, the underwriters have the option to purchase up to an additional 1,650,000 shares from CIENA at the initial price of $83.50 to the public, less the underwriting discount. As of February 15, 2001 the underwriters have not exercised this option. Concurrent with the offering of common stock, CIENA completed a public offering of 3.75% convertible notes with an aggregate principal amount of $690 million. Net proceeds from these public offerings were approximately $1.5 billion, after deducting underwriting discounts, commissions and offering expenses. Pending our use of the net proceeds, we have invested them in interest bearing, investment grade securities.

            CIENA has increased the number of optical networking equipment customers from a total of twenty-five customers during the first quarter ended January 31, 2000 to thirty customers for current quarter ended January 31, 2001. The Company intends to preserve and enhance its market leadership and eventually build on its installed base with new and additional products. CIENA believes that its product and service quality, manufacturing experience, and proven track record of delivery will enable it to endure competitive pricing pressure while concentrating on efforts to reduce product costs and maximize production efficiencies. See "Risk Factors".

            As of January 31, 2001, CIENA employed 3,193 people, which was a net increase of 418 persons over the 2,775 employed on October 31, 2000.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED JANUARY 31, 2000 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2001

            REVENUE. CIENA recognized revenues of $152.2 million and $352.0 million for the first quarters ended January 31, 2000 and 2001, respectively. The approximate $199.8 million or 131.2% increase in revenues in the first quarter 2001 compared to the first quarter 2000 was the result of an increase in revenues recognized from thirty different optical networking equipment customers in the quarter ended January 31, 2001, as compared to twenty-five such customers in the same quarter of the prior year. Additionally, during the quarter ended January 31, 2001, each of three optical networking equipment customers accounted for at least 10% or more of CIENA's quarterly revenue and combined accounted for 62.3% of CIENA's quarterly revenue. This compares to the quarter ended January 31, 2000 where each of two optical transport equipment customers accounted for at least 10% or more of the Company's quarterly revenue and combined accounted for approximately 39.8% of the Company's quarterly revenue. Revenues derived from foreign sales accounted for approximately 42.0% and 19.4% of the Company's revenues during both the first quarters ended January 31, 2000 and January 31, 2001, respectively.

            Revenues during CIENA's first quarter 2001 were largely attributed to sales of our MultiWave CoreStream systems and channel card additions. This compares to CIENA's first quarter 2000 revenues, which were largely attributed to sales of MultiWave Sentry 4000 systems and channel card additions. Sales of the MultiWave CoreStream systems and channel card additions during the first quarter fiscal 2001 included configurations for both 2.5 gigabits per second ("Gb/s") and 10.0 Gb/s transmission rates with the 10.0 Gb/s configurations representing the majority of the MultiWave CoreStream revenues. First quarter 2001 revenues also included increased sales of MultiWave Metro and MultiWave CoreDirector systems compared to the sales activity for these products during the first fiscal quarter 2000.

            GROSS PROFIT. Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees, inventory obsolescence costs and overhead related to the Company's manufacturing and engineering, furnishing and installation ("EF&I") operations. Gross profits were $65.2 million and $160.2 million for the first quarters ended January 31, 2000 and 2001, respectively. The approximate $94.9 million or 145.6% increase in gross profit in the first quarter 2001 compared to the first quarter 2000 was the result of increased revenues and gross profit margin in the first quarter 2001 compared to first quarter 2000. Gross margin as a percentage of revenues was 42.8% and 45.5% for the first quarters 2000 and 2001, respectively. The increase in gross margin percentage for the first quarter 2001 compared to the first quarter 2000 was largely attributable to reductions in product costs, favorable product mix and an increase in production efficiencies.

            CIENA's gross margins may be affected by a number of factors, including product mix, competitive market pricing, outsourcing of manufacturing, manufacturing volumes and efficiencies, competition for skilled labor, and fluctuations in component costs. Downward pressures on our gross margins may be further impacted by an increased percentage of revenues from EF&I services or additional service requirements. CIENA will continue to concentrate on efforts to reduce product costs and maximize production efficiencies and, if successful in these efforts, may be able to improve gross margins in the future. See "Risk Factors."

            RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $29.7 million and $43.5 million for the first quarters ended January 31, 2000 and 2001, respectively. During the first quarters of 2000 and 2001, research and development expenses were 19.5% and 12.4% of revenue, respectively. The approximate $13.8 million or 46.3% increase in research and development expenses in the first quarter 2001 compared to the first quarter 2000 was the result of increases in staffing levels, usage of prototype materials, utilization of outside consultants and depreciation expense. CIENA expects that its research and development expenditures will continue to increase during the remainder of fiscal year 2001 to support the continued development of products for the LightWorks architecture and the potential addition of the Cyras K2 product, the exploration and possible purchase of new or complementary technologies, and the pursuit of various cost reduction strategies. The Company expenses research and development costs as incurred.

            SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $18.1 million and $29.6 million for the first quarters ended January 31, 2000 and 2001, respectively. During the first quarters of 2000 and 2001, selling and marketing expenses were 11.9% and 8.4% of revenues, respectively. The approximate $11.5 million or 63.5% increase in selling and marketing expenses in the first quarter 2001 compared to the first quarter 2000 was primarily the result of increased staffing levels in the areas of sales, marketing, technical assistance and field support, utilization of outside consultants and depreciation expense. The Company anticipates that its selling and marketing expenses will increase during the remainder of fiscal year 2001 as additional personnel are hired and offices opened, particularly in support of international market development, to allow the Company to pursue new market opportunities. The Company also anticipates that its selling and marketing expenses will increase as a result of additional activities associated with the marketing of the Cyras K2 product, assuming the deal closes as expected.

            GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $6.9 million and $11.1 million for the first quarters ended January 31, 2000 and 2001, respectively. During the first quarters of 2000 and 2001, general and administrative expenses were 4.5% and 3.2% of revenue, respectively. The approximate $4.3 million or 62.2% increase in general and administrative expenses from the first quarter 2000 compared to the first quarter 2001 was primarily the result of increased staffing levels and outside consulting services. The Company believes that its general and administrative expenses for the remainder of fiscal 2001 will increase due to the expansion of the Company's administrative staff required to support its expanding operations, including operations associated with the Cyras K2 product, assuming the deal closes as expected.

            INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income and other income (expense), net were $3.0 million and $4.3 million for the first quarters ended January 31, 2000 and 2001, respectively. The approximate $1.3 million or 41.0% increase in interest income and other income (expense), net was largely attributable to higher invested cash balances. We expect our interest and other income to increase during fiscal 2001 due to expected higher invested cash balances resulting from the net proceeds received from our February 9, 2001 completed public offerings.

            PROVISION FOR INCOME TAXES. CIENA's provision for income taxes was $4.4 million and $26.8 million for the first quarter ended January 31, 2000 and 2001, respectively. During the first quarters of 2000 and 2001, the tax rate used for income taxes were 32.5% and 33.5% of income before income taxes, respectively. The increase in the income tax rate in first quarter 2001 compared to first quarter 2000 was due to a reduction in the marginal benefits derived from research and development credits. As of January 31, 2001 CIENA's deferred tax asset was $166.3 million. The realization of this asset could be adversely affected if future earnings are lower than anticipated.

LIQUIDITY AND CAPITAL RESOURCES

            At January 31, 2001, CIENA's principal source of liquidity was its cash and cash equivalents. The Company had $176.7 million in cash and cash equivalents, and $83.0 million in corporate debt securities and U.S. Government obligations. The Company's corporate debt securities and U.S. Government obligations have contractual maturities of six months or less.

            The Company's operating activities provided cash of $54.4 million and $4.6 million for the three months ended January 31, 2001 and 2000, respectively. Cash provided by operations for the three months ended January 31, 2001 was primarily attributable to net income adjusted for the non-cash charges of depreciation and amortization, tax benefit related to exercise of stock options, increases in accounts payable, accrued expenses, and deferred revenue, provisions for inventory obsolescence, and warranty, offset by increases in inventory, accounts receivable, prepaid assets and deferred income tax assets.

            Cash used in investing activities for three months ended January 31, 2001 and 2000, was $30.0 million and $8.2 million, respectively. Included in investment activities were additions to capital equipment and leasehold improvements for the three months ended January 31, 2001 and 2000, of $42.2 million and $17.0 million, respectively. The capital equipment expenditures were primarily for test, manufacturing and computer equipment. The Company expects additional combined capital equipment and leasehold improvement expenditures of approximately $160 million to be made during the remaining nine months of fiscal 2001 to support selling and marketing, manufacturing and product development activities and the construction of leasehold improvements for its facilities.

            We generated $9.1 million and $8.5 million in cash from financing activities in the three months ended January 31, 2001 and 2000, respectively. During the three months ended January 31, 2001 and 2000, cash from financing activities included receipts of $8.6 million and $8.4 million from the exercise of stock options, respectively.

            On February 9, 2001, we completed a public offering of 11,000,000 shares of common stock at a price of $83.50 per share less underwriters' discounts and commissions. For a period of thirty days from February 5, 2001, the underwriters have the option to purchase up to an additional 1,650,000 shares from CIENA at the initial price of $83.50 to the public, less the underwriting discount. As of February 15, 2001, the underwriters have not exercised this option. Concurrent with the offering of common stock, CIENA completed a public offering of 3.75% convertible notes with an aggregate principal amount of $690 million. Net proceeds from these public offerings were approximately $1.5 billion, after deducting underwriting discounts, commissions and offering expenses. Pending our use of the net proceeds, we have invested them in interest bearing, investment grade securities.

            We believe that our existing cash balances and investments, together with cash from our recently completed public offerings and cash flow from operations, will be sufficient to meet our liquidity and capital spending requirements for the next 18 to 24 months. However, possible investments in or acquisitions of complementary businesses, products or technologies may require additional financing prior to such time. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

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

            Our intelligent optical networking products require a relatively large investment, and our target customers are highly demanding and technically sophisticated. There are only a limited number of potential customers in each geographic market, and each customer has unique needs. As a result, the sales cycles for our products are long, often more than a year between our initial contact with the customer and its commitment to purchase.

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

            Our product development efforts will require us to incur ongoing development and operating expenses, and any delay in the contributions from new products, such as the MultiWave CoreDirector product line, and enhancements to our existing optical transport products could harm our business.

CHANGES IN TECHNOLOGY OR THE DELAYS IN THE DEPLOYMENT OF NEW PRODUCTS COULD HURT OUR NEAR-TERM PROSPECTS

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

              - "one-stop shopping" options;

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

            New competitors are emerging to compete with our existing products as well as our future products. We expect new competitors to continue to emerge as the optical networking market continues to expand. These companies may achieve commercial availability of their products more quickly due to the narrow and exclusive focus of their efforts. Several of these competitors have raised significantly more cash and they have in some cases offered stock in their companies, positions on technical advisory boards, or have provided significant vendor financing to attract new customers. In particular, a number of companies, including several start-up companies and recently public companies that have raised substantial equity capital, have announced products that compete with our products. Our inability to compete successfully against these companies would harm our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPLETE DEVELOPMENT AND ACHIEVE COMMERCIAL ACCEPTANCE OF NEW PRODUCTS

            Our MultiWave CoreDirector CI product and some enhancements to the MultiWave CoreDirector and MultiWave CoreStream product lines and LightWorks Toolkit are in the development phase and are not yet ready for commercial manufacturing or deployment. We expect to offer additional releases of the MultiWave CoreDirector product over the life of the product and continue to enhance features of our MultiWave CoreStream product, including the longer reach and higher channel count functionality of our product line. The initial release of

    MultiWave CoreDirector CI is expected in limited availability for customer trials during the first calendar quarter of 2001. The maturing process from laboratory prototype to customer trials, and subsequently to general availability, involves a number of steps, including:

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

              - validation of embedded software;

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

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS AND FOR SOME ITEMS WE DO NOT HAVE A SUBSTITUTE SUPPLIER

            We depend on a limited number of suppliers for components of our products, as well as for equipment used to manufacture and test our products. Our products include several high-performance components for which reliable, high-volume suppliers are particularly limited. Furthermore, some key optical and electronic components we use in our optical transport systems are currently available only from sole sources, and in some cases, that sole source is also a competitor. A worldwide shortage of some electrical components has caused an increase in the price of components. Any delay in component availability for any of our products could result in delays in deployment of these products and in our ability to recognize revenues. These delays could also harm our customer relationships.

            Failures of components can affect customer confidence in our products and could adversely affect our financial performance and the reliability and performance of our products. On occasion, we have experienced delays in receipt of components and have received components that do not perform according to their specifications. Any future difficulty in obtaining sufficient and timely delivery of components could result in delays or reductions in product shipments which, in turn, could harm our business. A recent wave of consolidation among suppliers of these components, such as the recent and pending purchases of E-TEK and SDL, respectively, by JDS Uniphase, could adversely impact the availability of components on which we depend. Delayed deliveries of key components from these sources could adversely affect our business.

            Any delays in component availability for any of our products or test equipment could result in delays in deployment of these products and in our ability to recognize revenue from them. These delays could also harm our customer relationships and our results of operations.

WE RELY ON CONTRACT MANUFACTURERS FOR OUR PRODUCTS

            We rely on a small number of contract manufacturers to manufacture our CoreDirector product line and some of the components for our other products. The qualification of these manufacturers is an expensive and time-consuming process, and these contract manufacturers build modules for other companies, including for our competitors. In addition, we do not have contracts in place with many of these manufacturers. We may not be able to effectively manage our relationships with our manufacturers and we cannot be certain that they will be able to fill our orders in a timely manner. If we cannot effectively manage these manufacturers or they fail to deliver components in a timely manner, it may have an adverse effect on our business and results of operations.

SOME OF OUR SUPPLIERS ARE ALSO OUR COMPETITORS

            Some of our component suppliers are both primary sources for components and major competitors in the market for system equipment. For example, we buy components from:

              - Alcatel;

              - Lucent Technologies;

              - NEC Corporation;

              - Nortel Networks; and

              - Siemens AG.

            Each of these companies offers optical communications systems and equipment that are competitive with our products. Also, Lucent is the sole source of two components and is one of two suppliers of two others. Recently, Lucent has announced that it intends to spin off a portion of its components business. Our supply of components from Lucent may be adversely affected by this restructuring. Alcatel and Nortel are suppliers of lasers used in our products, and NEC is a supplier of an important piece of testing equipment. A decline in reliability or other adverse change in these supply relationships could harm our business.

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

            Unanticipated changes in customer purchasing plans also create unpredictability in our results. A portion of our anticipated revenue over the next several quarters is comprised of orders of less than $25 million each from several customers, some of which may involve extended payment terms or other financing assistance. Our ability to recognize revenue from financed sales to emerging carriers will depend on the relative financial condition of the specific customer, among other factors. Further, we will need to evaluate the collectibility of receivables from these customers if their financial conditions deteriorate in the future. Purchasing delays and changes in the financial condition or the amount of purchases by any of these customers could have a material adverse effect on us. In the past we have had to make provisions for the accounts receivable from customers that experienced financial difficulty. If additional customers face similar financial difficulties, our receivables from these customers may become uncollectible, and we would have to write off the asset or decrease the value of the asset to the extent the receivable could not be collected. These write-downs or write-offs would adversely affect our financial performance.

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

            We have received, and may receive in the future, notices from holders of patents in the optical technology field that raise issues of possible infringement by our products. Questions of infringement in the optical networking equipment market often involve highly technical and subjective analysis. We cannot assure you that any of these patent holders or others will not in the future initiate legal proceedings against us, or that we will be successful in defending against these actions. We are involved in an intellectual property dispute regarding the possible infringement of our products. In the past, we have been forced to take a license from the owner of the infringed intellectual property, or to redesign or stop selling the product that includes the challenged intellectual property. If we are sued for infringement and are unsuccessful in defending the suit, we could be subject to significant damages, and our business and customer relationships could be adversely affected.

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

            Demand for our products depends on our customers' requirements. These requirements may vary significantly from quarter to quarter due to factors such as:

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

OUR SUCCESS LARGELY DEPENDS ON OUR ABILITY TO RETAIN KEY PERSONNEL

            Our success has always depended in large part on our ability to attract and retain highly-skilled technical, managerial, sales and marketing personnel, particularly those skilled and experienced with optical communications equipment. Our key founders and employees, together with the key founders and employees of our acquired companies, have received a substantial number of our shares and vested options that can be sold at substantial gains. In many cases, these individuals could become financially independent through these sales before our future products have matured into commercially deliverable products. These circumstances may make it difficult to retain and motivate these key personnel.

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

PART OF OUR STRATEGY INVOLVES PURSUING STRATEGIC ACQUISITIONS THAT MAY NOT BE SUCCESSFUL

            As part of our strategy for growth, we will consider acquiring businesses that are intended to accelerate our product and service development processes and add complementary products and services. We may issue equity or incur debt to finance these acquisitions and may incur significant amortization expenses related to goodwill and other intangible assets. Acquisitions involve a number of operational risks, including risks that the acquired business will not be successfully integrated, may distract management attention and may involve unforeseen costs and liabilities.

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

FUTURE SALES OF OUR COMMON STOCK COULD DEPRESS ITS MARKET PRICE

            Sales of substantial amounts of common stock by our officers, directors and other stockholders in the public, or the awareness that a large number of shares is available for sale, could adversely affect the market price of our common stock. In addition to the adverse effect a price decline would have on holders of our common stock, that decline would impede our ability to raise capital through the issuance of additional shares of common stock or other equity or convertible debt securities. Substantially all of the shares of our common stock currently outstanding are eligible for resale in the public market. Furthermore, we will issue approximately 27 million additional shares of common stock if our acquisition of Cyras is consummated, almost all of which will be freely tradeable.

            Although some of our officers and directors have agreed until May 7, 2001 they will not offer, sell, contract to sell or otherwise dispose of any shares of our common stock, Goldman, Sachs & Co. may, in its discretion, waive this lock-up at any time for any holder.

RISKS RELATED TO THE CYRAS ACQUISITION

THE ACQUISITION MAY NOT BE COMPLETED

            We currently expect to complete the acquisition of Cyras Systems, Inc. in the first calendar quarter of 2001, but because completion is subject to regulatory approvals and a shareholder vote of Cyras, the acquisition may be delayed or not completed at all.

WE MAY NOT BE ABLE TO ACHIEVE THE BENEFITS WE SEEK FROM THE ACQUISITION OR TO INTEGRATE CYRAS SUCCESSFULLY INTO OUR OPERATIONS

            Even if the acquisition of Cyras is completed, we cannot be certain that we will achieve the benefits we envision from the acquisition. These benefits, including the accretion to our earnings we expect to achieve in the second half of fiscal 2002, depend on our ability to successfully complete the development of the Cyras K2 product and integrate it into our product portfolio, achieve market acceptance for the Cyras product, achieve our revenue expectations for the Cyras product and the expected synergies, and successfully integrate and retain Cyras personnel. Cyras's product is in the development phase and is not yet ready for commercial manufacturing or deployment, and we cannot assure you that the substantial efforts necessary to complete development of the product and achieve commercial acceptance will be successful. We have only limited experience in significant acquisitions and cannot assure you that this acquisition will be successful.

            The integration of Cyras into our operations following our merger with Cyras involves a number of risks, including:

              - difficulty assimilating Cyras's operations and personnel;

              - diversion of management attention;

              - potential disruption of ongoing business;

              - inability to retain key personnel;

              - inability to maintain uniform standards, controls, procedures and policies; and

              - impairment of relationships with employees, customers or vendors.

            Failure to overcome these risks or any other problems encountered in connection with the merger could have a material adverse effect on our business, results of operations and financial condition.

SIGNIFICANT MERGER-RELATED CHARGES AGAINST EARNINGS WILL REDUCE OUR EARNINGS IN THE QUARTER IN WHICH WE CONSUMMATE THE MERGER AND DURING THE POST-MERGER INTEGRATION PERIOD

            If and when we complete the acquisition of Cyras, we will incur a charge for in-process research and development, which we currently estimate will be approximately $16.4 million. The actual charge we incur could be greater than this estimate, which could have a material adverse effect on our results of operations and financial condition. Also, in the future we will incur non-cash charges in connection with the merger related to goodwill and other intangible amortization and amortization of deferred stock compensation. Other merger-related costs will be capitalized as part of the acquisition's purchase price and amortized in future periods. We could also incur other additional unanticipated merger costs relating to our acquisition of Cyras.

WE WILL INCUR SIGNIFICANT ADDITIONAL DEBT IN CONNECTION WITH THE MERGER

            Cyras has $150 million of 4 1/2% convertible subordinated notes outstanding. We will indirectly assume these notes at the effective date of the merger. This additional indebtedness could adversely affect CIENA in a number of ways, including:

              - limiting our ability to obtain necessary financing in the future;

              - limiting our flexibility to plan for, or react to, changes in our business;

              - requiring us to use a substantial portion of our cash flow from operations or utilize a significant portion of cash on hand to repay the debt when due in August 2005, or earlier if we are required to offer to repurchase the notes, as described below, rather than for other purposes, such as working capital or capital expenditures;

              - making us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage; and

              - making us more vulnerable to a downturn in our business.

            Additionally, in the event that the holders of the notes convert their notes into our common stock, we would have to issue a significant number of shares of additional common stock. For example, if our merger with Cyras had closed on December 28, 2000, when the estimated exchange ratio would have been approximately 0.13, we would have had to issue approximately 1,000,000 shares of our common stock if holders of the entire $150 million of convertible notes decided to convert their notes.

            In the event that the holders of the notes do not elect to convert them into our common stock before March 31, 2002, and if a "complying public equity offering" has not occurred on or before that date, we will have to make an offer to repurchase the notes at 118.942% of the principal balance of the notes on April 30, 2002. A "complying public equity offering" is defined as a firm commitment underwritten public offering of the common stock of Cyras, in which Cyras raises at least $50 million in gross proceeds.

FOLLOWING THE COMPLETION OF OUR ACQUISITION OR CYRAS, A SIGNIFICANT NUMBER OF ADDITIONAL SHARES WILL BE ADDED TO OUR PUBLIC FLOAT

            We will issue approximately 27 million shares of our common stock as consideration in the Cyras acquisition. These shares represent 9.4% of our outstanding common stock as of January 31, 2001. Almost all of these shares will be freely tradable immediately following the closing of the acquisition which is currently expected to be in the first calendar quarter of 2001. Any sales of substantial numbers of shares of our common stock in the public market following the completion of the Cyras acquisition could adversely affect the market price of our common stock.

FORWARD LOOKING STATEMENTS

            Some of the statements contained, or incorporated by reference, in this quarterly report discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The "forward-looking" information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called "forward-looking statements" by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed throughout this report.

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

            INTEREST RATE SENSITIVITY. The Company maintains a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency discount notes with an average maturity of less than six months. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at January 31, 2001, the fair value of the portfolio would decline by approximately $1.3 million. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

            FOREIGN CURRENCY EXCHANGE RISK. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically the Company's primary exposures have been related to non-dollar denominated operating expenses in Europe and Asia where the Company sells primarily in U.S. dollars. The introduction of the Euro as a common currency for members of the European Monetary Union began during the Company's fiscal year 1999. The foreign currency exposure resulting from the introduction of the Euro has been immaterial to the operating results of the Company. The Company is prepared to hedge against fluctuations in the Euro if this exposure becomes material. As of January 31, 2001, the assets and liabilities of the Company related to non-dollar denominated currencies was not material. Therefore we do not expect an increase or decrease of 10 percent in the foreign exchange rate would have a material impact on the Company's financial position.

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

            On July 19, 2000, CIENA and CIENA Properties, Inc., a wholly owned subsidiary of CIENA, filed a complaint in the United States District Court for the District of Delaware requesting damages and injunctive relief against Corvis Corporation. The complaint charges Corvis Corporation with infringing three patents relating to CIENA's optical networking communication systems and technology. On September 8, 2000, Corvis filed an Answer and Counterclaim alleging invalidity, non-infringement and unenforceability of the asserted patents, and tortious interference with prospective economic advantage. On February 7, 2001, CIENA and CIENA Properties, Inc. filed an amendment to the complaint to add two additional patents relating to CIENA's optical networking communications systems and technology. CIENA believes that Corvis counterclaims are without merit, and intends to defend itself vigorously.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibit      Description
                   -------      -----------
                     4.6        Indenture dated February 9, 2001 between CIENA Corporation and First Union
                                National Bank for 3.75% convertible notes due February 1, 2008.

          (b)       Report on Form 8-K: Form 8-K filed January 18, 2001

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CIENA CORPORATION


Date: February 15, 2001                    By:   /s/ Patrick H. Nettles
      -----------------                          ----------------------
                                                 Patrick H. Nettles, Ph.D.
                                                 Chief Executive Officer,
                                                 Chairman of the Board of
                                                 Directors
                                                 (Duly Authorized Officer)




Date: February 15, 2001                    By:   /s/ Joseph R. Chinnici
      -----------------                          ----------------------
                                                 Joseph R. Chinnici
                                                 Senior Vice President, Finance
                                                 and Chief Financial Officer
                                                 (Principal Financial Officer)