Form 10-Q
period 2001-04-30
CIENA CORP
filed 2001-05-17
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from........................to........................

Commission file number: 0-21969

CIENA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	23-2725311

(State or other jurisdiction of	(I.R.S. Employer Identification No.)

incorporation or organization)

1201 Winterson Road, Linthicum, MD	21090

(Address of Principal Executive Offices)	(Zip Code)

(410) 865-8500
(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X)    NO (  )

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 17, 2001

Common stock. $0.01 par value	326,517,967

Page 1 of 27 pages

CIENA CORPORATION

INDEX

FORM 10-Q

Item 1. Financial Statements

CIENA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Six Months Ended

	April 30,	April 30,	April 30,	April 30,
	2000	2001	2000	2001

Revenue	$185,679	$425,396	$337,892	$777,385

Cost of goods sold	104,205	231,509	191,208	423,346

Gross profit	81,474	193,887	146,684	354,039

Operating expenses:

Research and development (exclusive of $0,

$1,672, $0, $1,672 deferred stock compensation costs)	29,056	54,344	57,890	96,848

Selling and marketing (exclusive of $0, $491, $0,

$491 deferred stock compensation costs)	20,331	38,782	38,453	68,418

General and administrative (exclusive of $0,

$572, $0, $572 deferred stock compensation costs)	7,176	16,787	14,047	27,932

Deferred stock compensation costs	—	2,735	—	2,735

Amortization of goodwill	799	25,373	1,598	26,271

Amortization of intangible assets	110	1,000	219	1,109

In-process research and development	—	45,900	—	45,900

Total operating expenses	57,472	184,921	112,207	269,213

Income from operations	24,002	8,966	34,477	84,826

Interest and other income, net	3,357	20,707	6,403	25,003

Interest expense	(89)	(7,128)	(185)	(7,215)

Income before income taxes	27,270	22,545	40,695	102,614

Provision for income taxes	8,863	73,225	13,226	100,048

Net income (loss)	$18,407	$(50,680)	$27,469	$2,566

Basic net income (loss) per common share	$0.07	$(0.17)	$0.10	$0.01

Diluted net income (loss) per common share and dilutive potential common share	$0.06	$(0.17)	$0.09	$0.01

Weighted average basic common shares outstanding	280,162	306,329	278,600	296,758

Weighted average basic common and dilutive potential common shares outstanding	299,126	306,329	297,954	310,164

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	October 31,	April 30,
	2000	2001

ASSETS

Current assets:

Cash and cash equivalents	$143,187	$1,144,212

Short-term investments	95,131	357,163

Accounts receivable, net	248,950	267,011

Inventories, net	141,279	276,020

Deferred income taxes	143,029	142,290

Prepaid expenses and other	41,438	57,035

Total current assets	813,014	2,243,731

Long-term investments	—	336,073

Equipment, furniture and fixtures, net	189,231	286,413

Goodwill, net	4,461	2,036,579

Other intangible assets, net	4,588	62,778

Other long term assets	15,907	64,849

Total assets	$1,027,201	$5,030,423

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$70,250	$115,410

Accrued liabilities	84,163	128,668

Income taxes payable	7,483	7,231

Deferred revenue	10,731	18,149

Other current obligations	712	1,113

Total current liabilities	173,339	270,571

Deferred income taxes	39,145	39,554

Convertible notes and other long-term obligations	4,882	864,193

Total liabilities	217,366	1,174,318

Commitments and contingencies

Stockholders’ equity:

Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—

Common stock – par value $0.01; 980,000,000 shares authorized; 286,530,631 and 326,454,240 shares issued and outstanding	2,865	3,265

Additional paid-in capital	557,257	3,703,524

Deferred stock compensation	—	(95,721)

Notes receivable from stockholders	(30)	(7,784)

Accumulated other comprehensive income (loss)	(903)	(391)

Retained earnings	250,646	253,212

Total stockholders’ equity	809,835	3,856,105

Total liabilities and stockholders’ equity	$1,027,201	$5,030,423

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended April 30,

	2000	2001

Cash flows from operating activities:

Net income	$27,469	$2,566

Adjustments to reconcile net income to net cash

Provided by operating activities:

Tax benefit related to exercise of stock options	38,695	62,108

Non-cash charges from equity transactions	20	—

Effect of accumulated other comprehensive income(loss)	(136)	43

In-process research and development	—	45,900

Depreciation	26,615	42,840

Amortization of goodwill, other intangibles, deferred stock

Compensation and debt issuance costs	1,817	30,877

Provision for doubtful accounts	250	—

Provision for inventory excess and obsolescence	7,483	14,058

Provision for warranty and other contractual obligations	5,830	17,853

Changes in assets and liabilities:

Accounts receivable	(53,673)	(18,061)

Inventories	(35,441)	(144,181)

Deferred income tax asset	(1,220)	37,940

Prepaid income tax	(15,735)	—

Prepaid expenses and other	(10,805)	(33,990)

Accounts payable and accruals	22,360	52,317

Income taxes payable	(8,697)	(252)

Deferred income tax liability	—	409

Deferred revenue and other obligations	(1,660)	7,418

Net cash provided by operating activities	3,172	117,845

Cash flows from investing activities:

Additions to equipment, furniture and fixtures	(47,471)	(134,956)

Purchases of available-for-sale investments	(172,263)	(763,946)

Maturities of available-for-sale investments	144,045	165,841

Acquisition of businesses, inclusive of intellectual property and

other intangibles, net of cash acquired	—	54,101

Minority equity investments	(37)	(8,005)

Net cash used in investing activities	(75,726)	(686,965)

Cash flows from financing activities:

Net proceeds from (repayment of) other obligations	(149)	1,894

Proceeds from issuance of convertible subordinated notes	—	669,300

Proceeds from issuance of common stock and warrants	19,088	898,921

Repayment of notes receivable from stockholders	179	30

Net cash provided by financing activities	19,118	1,570,145

Net change in cash and cash equivalents	(53,436)	1,001,025

Cash and cash equivalents at beginning of period	143,440	143,187

Cash and cash equivalents at end of period	$90,004	$1,144,212

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

      The interim financial statements included herein for CIENA Corporation (the “Company”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial position of the Company at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the Company’s October 31, 2000 audited consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for the fiscal year ended October 31, 2000.

Revenue Recognition

      CIENA recognizes product revenue in accordance with the shipping terms specified and where collection is probable. For transactions where CIENA has yet to obtain customer acceptance, revenue is deferred until the terms of acceptance are satisfied. Revenue for installation services is recognized as the services are performed unless the terms of the supply contract combine product acceptance with installation, in which case revenues for installation services are recognized when the terms of acceptance are satisfied and installation is completed. Revenues from installation service fixed price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets. For transactions involving the sale of software, revenue is recognized in accordance with Statement of Position No. 97-2 (SOP 97-2), “Software Revenue Recognition”, including deferral of revenue recognition in instances where vendor specific objective evidence for undelivered elements is not determinable. For distributor sales where risks of ownership have not transferred, CIENA recognizes revenue when the product is shipped through to the end user.

Investments

      CIENA’s short-term and long-term investments are classified as available-for-sale as of the April 30, 2001 balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. Realized gains or losses and declines in value determined to be other than temporary, if any, on available-for-sale securities will be reported in other income or expense as incurred. As of the October 31, 2000 balance sheet date, CIENA’s marketable securities were classified as held-to-maturity securities and were recorded at their amortized cost.

      CIENA also has certain other minority equity investments in non-publicly traded companies. These investments are included in other assets on the balance sheet and are generally carried at cost as CIENA owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. As of October 31, 2000 and April 30, 2001, $3.0 and $11.1 million of these investments are included in other long-term assets, respectively. These investments are inherently high risk as the market for technologies or product manufactured by these companies are usually early stage at the time of the investment by CIENA and such markets may never be significant. CIENA could lose its entire investment in certain or all of these companies. CIENA monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. No write-downs were recorded during fiscal 2000 or the six months ended April 30, 2001.

Newly Issued Accounting Standards

      In September 2000, the FASB issued SFAS No. 140 “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to the securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not currently believe that the adoption of SFAS No. 140 will have a significant impact on its financial position or results of operations.

(2) BUSINESS COMBINATIONS

      On March 29, 2001, CIENA acquired all of the outstanding capital stock, and assumed the options and warrants of Cyras Systems, Inc. (“Cyras”), a privately held provider of next-generation optical networking systems based in Fremont, California. The purchase price was approximately $2.2 billion and consisted of the issuance of approximately 26.1 million shares of CIENA common stock, the assumption of approximately 1.9 million stock options and the indirect assumption of $150 million principal amount of Cyras’s convertible subordinated indebtedness. Cyras is designing and developing next-generation optical networking solutions for telecommunications carriers. The Cyras K2 product, which has become CIENA’s MetroDirector K2™, will enable carriers of metropolitan area networks to consolidate multiple legacy network elements into a single switching platform.

      The transaction was recorded using the purchase accounting method with the allocation of the purchase price summarized below (in thousands):

Tangible assets	$80,712

Deferred tax asset	37,201

Developed technology	47,700

In-process research and development	45,900

Workforce	11,600

Goodwill	2,058,270

Deferred stock compensation	98,456

Acquisition costs	(14,790)

Other assumed liabilities	(19,495)

Convertible subordinated notes	(167,700)

Employee loans	7,784

Total purchase price	$2,185,638

      The amortization period for the goodwill and intangibles, based on management’s estimate of the useful life of the acquired technology, is three to seven years.

      In connection with the Cyras acquisition, the Company recorded a $45.9 million charge in the period ended April 30, 2001 for in-process research and development. This generally represents the estimated value of purchased in-process technology related to Cyras’s K2 product development that had not yet reached technological feasibility and no alternative future use at the time of the acquisition. The amount of purchase price allocated to in-process research and development was determined using the discounted cash flow method. This method consisted of estimating future net cash flows attributable to in-process K2 technology for a discrete projection period and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology.

      The following unaudited pro forma data summarizes the results of operations for the period indicated as if the Cyras acquisition had been completed as of the beginning of the periods presented. The unaudited pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles, deferred stock compensation costs, the elimination of the charge for acquired in-process research and development, the tax effects to the pro forma adjustments and the recognition of the tax benefits arising from Cyras’s net operating loss carryforwards. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future (in thousands, except per share data).

	Year Ended	Six Months Ended
	October 31,	April 30,
	2000	2001

Revenue	$858,750	$777,385

Net loss	$(274,330)	$(93,999)

Diluted net loss per common share and dilutive potential common share	$(0.90)	$(0.32)

(3) CASH , SHORT-TERM AND LONG-TERM INVESTMENTS

      Cash, short-term and long-term investments are comprised of the following (in thousands):

	April 30, 2001

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Loses	Value

Corporate bonds	$218,794	$512	$—	$219,306

Asset backed obligations	39,711	110	—	39,821

Foreign debt securities	8,080	—	—	8,080

Commercial Paper	160,037	173	—	160,210

US Obligations	265,443	376	—	265,819

Money market funds	1,144,212	—	—	1,144,212

	$1,836,277	$1,171	$—	$1,837,448

Included in cash and cash equivalents	$1,144,212	$—	$—	$1,144,212

Included in short-term investments	356,821	342	—	357,163

Included in long-term investments	335,244	829	—	336,073

	$1,836,277	$1,171	$—	$1,837,448

      As of October 31, 2000 the Company classified its investments as marketable debt securities held-to-maturity defined by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Such investments were recorded at their amortized cost and had $70,255 of unrealized gains and $32,000 of unrealized loss.

October 31,
2000

Commercial paper	$90,745

U.S. government obligations	4,386

Money market funds	143,187

$238,318

Included in cash and cash equivalents	143,187

Included in short-term investments	95,131

$238,318

(4) INVENTORIES

      Inventories are comprised of the following (in thousands):

	October 31,	April 30,
	2000	2001

Raw materials	$52,576	$101,740

Work-in-process	48,300	76,669

Finished goods	58,641	122,886

	159,517	301,295

Less reserve for excess and obsolescence	(18,238)	(25,275)

	$141,279	$276,020

(5) CONVERTIBLE NOTES PAYABLE

      On February 9, 2001, CIENA completed a public offering of 3.75% convertible notes, in an aggregate principal amount of $690 million, due February 1, 2008. Interest is payable on February 1 and August 1 of each year beginning August 1, 2001. The notes may be converted into shares of CIENA’s common stock at any time before their maturity or their prior redemption or repurchase by CIENA. The conversion rate is 9.5808 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. On or after the third business day after February 1, 2004, CIENA has the option to redeem all or a portion of the notes that have not been previously converted at the following redemption prices (expressed as percentage of principle amount):

Redemption
Period	Price

Beginning on the third business day after February 1, 2004 and ending on January 31, 2005	102.143%

Beginning on February 1, 2005 and ending on January 31, 2006	101.607%

Beginning on February 1, 2006 and ending on January 31, 2007	101.071%

Beginning on February 1, 2007 and ending on January 31, 2008	100.536%

      In August 2000, Cyras Systems Inc. issued $150 million of 4 1/2% convertible subordinated notes due August 15, 2005. Interest is payable on February 15 and August 15 of each year, beginning February 15, 2001. Ciena indirectly assumed the convertible subordinated notes on March 29, 2001 as a result of its acquisition of Cyras. CIENA recorded the estimated fair value of the notes on the date of the acquisition at $167.7 million. The notes may be converted into shares of CIENA’s common stock at any time before their maturity or their prior redemption or repurchase by CIENA. The conversion rate is 6.9137 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. Cyras Systems LLC is the successor to Cyras Systems Inc. and a wholly owned subsidiary of CIENA. If an IPO of Cyras LLC has not occurred on or before March 31, 2002, CIENA will be obligated to make an offer to repurchase the notes at 118.9% of the principal balance thereof on April 30, 2002. CIENA is accreting the redemption premium over the remaining period to April 30, 2002, such that the carrying value of the notes equals the redemption price at the date of the redemption obligation. Accretion of the redemption premium was $0.9 million during the period ended April 30, 2001.

(6) EARNINGS PER SHARE CALCULATION

      The following is a reconciliation of the numerators and denominators of the basic net income per common share (“basic EPS”) and diluted net income per common and dilutive potential common share (“diluted EPS”). Basic EPS is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding, stock options and warrants using the treasury stock method (in thousands except per share amounts):

	Quarter ended April 30,

	2000	2001

Net income (loss)	$18,407	$(50,680)

Weighted average shares-basic	280,162	306,329

Effect of dilutive securities:

Employee stock options and warrants	18,964	—

Weighted average shares-diluted	299,126	306,329

Basic EPS	$0.07	$(0.17)

Diluted EPS	$0.06	$(0.17)

	Six months ended April 30,

	2000	2001

Net income	$27,469	$2,566

Weighted average shares-basic	278,600	296,758

Effect of dilutive securities:

Employee stock options and warrants	19,354	13,406

Weighted average shares-diluted	297,954	310,164

Basic EPS	$0.10	$0.01

Diluted EPS	$0.09	$0.01

      Stock options to purchase 0.2 million and 26.3 million shares of common stock were outstanding during the quarters ended April 30, 2000 and April 30, 2001, respectively, but were not included in the computation of diluted EPS as the effect would be anti-dilutive. In addition, stock options to purchase 0.1 million and 9.6 million shares of common stock were outstanding during the six months ended April 30, 2000 and April 30, 2001, respectively, but were not included in the computation of diluted EPS as the effect would be anti-dilutive.

(7) COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Quarter ended April 30,		Six months ended April 30,

	2000	2001	2000	2001

Net income (loss)	$18,407	$(50,680)	$27,469	$2,566

Change in unrealized gain on available-for-sale securities, net of tax	—	761	—	761

Change in accumulated translation adjustments	(174)	(342)	(136)	(249)

Total comprehensive income (loss)	$18,233	$(50,261)	$27,333	$3,078

(8) STOCKHOLDERS’S EQUITY

Public Offerings

      On February 9, 2001, CIENA completed a public offering of 11,000,000 shares of common stock at a price of $83.50 per share less underwriters’ discounts and commissions. Net proceeds from the public offering was approximately $0.9 billion, after deducting underwriting discounts, commissions and offering expenses. Pending use of the net proceeds, the Company has invested them in interest bearing, investment grade securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. CIENA has set forth in its Form 10-K Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors,” as filed with the Securities and Exchange Commission on December 7, 2000, a detailed statement of risks and uncertainties relating to the Company’s business. In addition, set forth below under the heading “Risk Factors” is a further discussion of certain of those risks as they relate to the period covered by this report, the Company’s near-term outlook with respect thereto, and the forward-looking statements set forth herein. Investors should review this quarterly report in combination with the Form 10-K in order to have a more complete understanding of the principal risks associated with an investment in the Company’s Common Stock.

Overview

      CIENA is a leader in the rapidly growing intelligent optical networking equipment market. We offer a comprehensive portfolio of products for communications service providers worldwide. Our customers include long-distance carriers, competitive and incumbent local exchange carriers, internet service providers, and wireless and wholesale carriers. CIENA offers optical transport and intelligent optical switching systems that enable service providers to provision, manage and deliver high-bandwidth services to their customers. CIENA’s intelligent optical networking products are designed to enable carriers to deliver any time, any size, any priority bandwidth to their customers.

      On March 29, 2001, CIENA acquired all of the outstanding capital stock, and assumed the options and warrants of Cyras Systems, Inc. (“Cyras”), a privately held provider of next-generation optical networking systems based in Fremont, California. The purchase price was approximately $2.2 billion and consisted of the issuance of approximately 26.1 million shares of CIENA common stock, the assumption of approximately 1.9 million stock options and the indirect assumption of $150 million principal amount of Cyras’s convertible subordinated indebtedness. Cyras is designing and developing next-generation optical networking solutions for telecommunications carriers. The Cyras K2 product, which has become CIENA’s MetroDirector K2, is currently available for shipment in limited quantities. The MetroDirector K2 will enable carriers of metropolitan area networks to consolidate multiple legacy network elements into a switching platform. Also as a result of the Cyras acquisition we expect our operating expenses relating to research and development, sales and marketing, and general and administrative activities to increase in future periods.

      On February 9, 2001, we completed a public offering of 11,000,000 shares of common stock at a price of $83.50 per share less underwriters’ discounts and commissions. Concurrent with the offering of common stock, CIENA completed a public offering of 3.75% convertible notes with an aggregate principal amount of $690 million. Net proceeds from these public offerings were approximately $1.6 billion, after deducting underwriting discounts, commissions and offering expenses. Pending our use of the net proceeds, we have invested them in interest bearing, investment grade securities.

      CIENA has increased the number of optical networking equipment customers from a total of twenty-seven customers during the first six months ended April 30, 2000 to thirty-nine customers for current six months ended April 30, 2001. The Company intends to preserve and enhance its market leadership and eventually build on its installed base with new and additional products. CIENA believes that its product and service quality, manufacturing experience, and proven track record of delivery will enable it to endure competitive pricing pressure while concentrating on efforts to reduce product costs and maximize production efficiencies. See “Risk Factors”.

      As of April 30, 2001 CIENA employed 3,860 people, which was a net increase of 1,085 persons over the 2,775 employed on October 31, 2000.

Results of Operations

Three Months Ended April 30, 2000 Compared to Three Months Ended April 30, 2001

      Revenue. CIENA recognized $185.7 million and $425.4 million in revenue for the second quarters ended April 30, 2000 and 2001, respectively. The approximate $239.7 million or 129.1% increase in revenues in the second quarter 2001 compared to the second quarter 2000 was the result of an increase in revenues recognized from thirty-three optical networking customers in the quarter ended April 30, 2001, as compared to twenty-two such customers in the same quarter of the prior year. Additionally, during the quarter ended April 30, 2001, two customers each accounted for 10% or more of CIENA’s quarterly revenue and combined accounted for 51.6% of CIENA’s quarterly revenue. This compares to the quarter ended April 30, 2000, where two customers each accounted for 10% or more of our quarterly revenue and combined accounted for 63.0% of our quarterly revenue. Revenues derived from foreign sales accounted for approximately 28.1% and 13.4% of our revenues during the second quarters ended April 30, 2000 and 2001, respectively. The decrease in the percentage of foreign sales to total sales is largely reflective of the large growth in domestic revenues while international revenues have remained relatively constant.

      Revenues during CIENA’s second quarter fiscal 2001 were largely attributed to sales of long distance optical transport products such as MultiWave CoreStream™, MultiWave Sentry 4000™, MultiWave Sentry 1600™ systems, and sales of our intelligent optical core switching product MultiWave CoreDirector™. Second quarter fiscal 2001 also had revenue contributions from sales of short distance optical transport products such as our MultiWave Metro™ as well as sales from our network management software LightWorks ON-Center™. This compares to CIENA’s second quarter fiscal 2000 revenues, which were largely attributed to sales of MultiWave CoreStream, MultiWave Sentry 4000 and MultiWave Sentry 1600 systems. Sales of the MultiWave CoreStream systems during the second quarter fiscal 2001 included configurations for both 2.5 gigabits per second (“Gb/s”) and 10.0 Gb/s transmission rates. The first release of the MultiWave CoreDirector became generally available during the third quarter of fiscal 2000.

      We expect revenues in the near term to be largely dependent upon sales to several existing customers and to be largely derived from continued sales of the MultiWave CoreStream, MultiWave Sentry 4000 and MultiWave CoreDirector systems. There are material risks associated with our dependence on these customers, as well as the successful ramping up of manufacturing of these products. See “Risk Factors”.

      Gross Profit. Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees, inventory obsolescence costs and overhead related to CIENA’s manufacturing and engineering, furnishing and installation operations. Gross profits were $81.5 million and $193.9 million for the second quarters ended April 30, 2000 and 2001, respectively. The approximate $112.4 million or 138.0% increase in gross profit in the second quarter 2001 compared to the second quarter 2000 was the result of increased revenues and improved gross margins in the second quarter 2001 compared to second quarter 2000. Gross margin as a percentage of revenue was 43.9% and 45.6% for the second quarters 2000 and 2001, respectively. The increase in gross margins for the second quarter 2001 compared to the second quarter 2000 was largely attributable to reductions in product costs and an increase in production efficiencies, favorable product mix, partially offset by aggressive price competition resulting in lower selling prices for optical transport systems.

      Our gross margins may be affected by a number of factors, including continued competitive market pricing, product mix, manufacturing volumes and efficiencies, and fluctuations in component costs. During the remainder of fiscal 2001, we expect to face continued pressure on gross margins, primarily as a result of substantial price discounting by competitors seeking to acquire market share. See “Risk Factors.”

      Research and Development Expenses. Research and development expenses (exclusive of stock compensation costs of $0 and $1.7 million) were $29.1 million and $54.3 million for the second quarters ended April 30, 2000 and 2001, respectively. During the second quarters 2000 and 2001, research and development expenses were 15.6% and 12.8% of revenue, respectively. The approximate $25.3 million or 87.0% increase in research and development expenses in the second quarter 2001 compared to the second quarter 2000 was the result of increases in staffing levels, consumption of prototype parts, depreciation expense, and facility costs. We expect that our research and development expenditures will continue to increase during the remainder of fiscal year 2001 to support the continued development of optical transport products, intelligent optical core switching products, the exploration of new or complementary technologies, and the pursuit of various cost reduction strategies. We expense research and development costs as incurred.

      Selling and Marketing Expenses. Selling and marketing expenses (exclusive of stock compensation costs of $0 and $0.5 million) were $20.3 million and $38.8 million for the second quarters ended April 30, 2000 and 2001, respectively. During the second quarters 2000 and 2001, selling and marketing expenses were 10.9% and 9.1% of revenue, respectively. The approximate $18.5 million or 90.8% increase in selling and marketing expenses in the second quarter 2001 compared to the second quarter 2000 was primarily the result of increased staffing levels in the areas of sales, technical assistance and field support, increases in costs associated with tradeshow participation, utilization of outside consultants and depreciation expense also contributed to the comparable quarter to quarter selling and marketing expense increase. We anticipate that our selling and marketing expenses will increase during the remainder of fiscal year 2001 as additional personnel are hired and offices are opened, particularly in support of international market development, to allow us to pursue new market opportunities.

      General and Administrative Expenses. General and administrative expenses (exclusive of stock compensation costs of $0 and $0.6 million) were $7.2 million and $16.8 million for the second quarters ended April 30, 2000 and 2001, respectively. During the second quarters 2000 and 2001, general and administrative expenses were 3.9% and 3.9% of revenue, respectively. The approximate $9.6 million or 133.9% increase in general and administrative expenses from the second quarter 2000 compared to the second quarter 2001 was primarily the result of increased staffing levels, utilization of outside consultants and facility costs. We believe that our general and administrative expenses for the remainder of fiscal 2001 will increase due to the expansion of our administrative staff required to support our expanding operations.

      Deferred Stock Compensation Costs. Deferred stock compensation costs were $2.7 million for the second quarter ended April 30, 2001. As part of our acquisition of Cyras we recorded $98.5 million of deferred stock compensation relating to the unvested stock options and restricted stock assumed in the acquisition. Deferred stock compensation is presented as a reduction of stockholder’s equity and is amortized over the remaining vesting period of the applicable options.

      Amortization of Goodwill. Amortization of goodwill was $0.8 million and $25.4 million for the second quarters ended April 30, 2000 and 2001, respectively. On March 29, 2001, we acquired Cyras which we accounted for under the purchase method of accounting. Accordingly, we recorded goodwill of $2.1 billion representing the excess of the purchase price paid over the fair value of the net tangible and other intangible assets acquired. The goodwill from the Cyras purchase will be amortized straight-line over a seven-year period.

      Amortization of Intangible Assets. Amortization of intangible assets was $0.1 million and $1.0 million for the second quarters ended April 30, 2000 and 2001, respectively. As part of our acquisition of Cyras we recorded $59.3 million worth of other intangible assets. The intangible assets from the Cyras purchase will be amortized over a three to seven year period.

      In-Process Research and Development. In connection with the Cyras acquisition, the Company recorded a $45.9 million charge in the period ended April 30, 2001 for in-process research and development. This generally represents the estimated value of purchased in-process technology related to Cyras’s K2 product development that had not yet reached technological feasibility and had no alternative future use at the time of the acquisition. The amount of purchase price allocated to in-process research and development was determined using the discounted cash flow method. This method consisted of estimating future net cash flows attributable in-process K2 technology for a discrete projection period and discounting the net cash flows back to their present value.

      Interest and Other Income, Net. Interest income and other income (expense), net were $3.4 million and $20.7 million for the second quarters ended April 30, 2000 and 2001, respectively. The approximate $17.4 million increase in interest income and other income, net was attributable to higher cash and investment balances, resulting from our equity and debt offerings during February 2001. Other expense in the second quarter of fiscal 2001 also includes amortization of debt issuance costs attributable to the convertible notes.

      Interest Expense. Interest expense was $0.1 million and $7.1 million for the second quarters ended April 30, 2000 and 2001, respectively. Interest expense in the second quarter of fiscal 2000 was primarily related to capital lease obligations. Interest expense in the second quarter of fiscal 2001 consists of accrued interest associated with the convertible notes issued in February and the accretion of the redemption premium that is associated with the convertible subordinated notes assumed as part of the Cyras acquisition.

      Provision for Income Taxes. CIENA’s provision for income taxes were $8.9 million and $73.2 million for the second quarters ended April 30, 2000 and 2001, respectively. During the second quarters 2000 and 2001, the provision for income taxes were 32.5% and 324.8% of income before income taxes, respectively. The increase in the tax rate in the second quarter ended April 30, 2001 was the result of a change in the expected FY 2001 income tax rate from what was used in the first quarter ended January 31, 2001. The cumulative affect of this change in rate was recorded in the second quarter ended April 30, 2001. Under the tax code, expenses recorded for the amortization of certain intangible assets (such as goodwill, deferred stock compensation and in-process research and development) are not deductible for tax purposes. As a result of the Cyras acquisition, we have recorded a significant amount of intangible asset amortization. Since these expenses are not deductible for tax purposes, these expenses result in an increase in the CIENA’s effective tax rate. Exclusive of these charges, CIENA’s effective income tax rate would have been 33.5% for the quarter ended April 30, 2001.

Six Months Ended April 30, 2000 Compared to Six Months Ended April 30, 2001

      Revenue. CIENA recognized $337.9 million and $777.4 million in revenue for the six months ended April 30, 2000 and 2001, respectively. The approximate $439.5 million or 130.1% increase in revenues in the six months ended April 30, 2001 compared to the six months ended April 30, 2000 was the result of an increase in revenues recognized from thirty-nine optical networking customers in the six months ended April 30, 2001, as compared to twenty-seven such customers in the same period of the prior year. Additionally, during the six months ended April 30, 2001, two optical transport equipment customers each accounted for 10% or more of CIENA’s revenue and combined accounted for 51.4% of CIENA’s revenue. This compares to the six months ended April 30, 2000 where three customers each accounted for 10% or more of CIENA’s revenue and combined accounted for approximately 54.0% of CIENA’s revenue. Revenues derived from foreign sales accounted for approximately 34.4% and 16.1% of CIENA’s revenues during the six months ended April 30, 2000 and 2001, respectively. The decrease in the percentage of foreign sales to total sales is largely reflective of the large growth in domestic revenues while international revenues have remained relatively constant.

      Revenues during CIENA’s six months ended April 30, 2001 were largely attributed to sales of long distance optical transport products such as MultiWave CoreStream, MultiWave Sentry 4000, MultiWave Sentry 1600 systems, and sales of our intelligent optical core switching product MultiWave CoreDirector. Revenues during the six months ended April 30, 2001 also had revenue contributions from sales of short distance optical transport products such as our MultiWave Metro as well as sales from our network management software, LightWorks ON-Center. This compares to CIENA’s six months ended April 30, 2000, which were largely attributed to sales of MultiWave CoreStream, MultiWave Sentry 4000 and MultiWave Sentry 1600 systems. Sales of the MultiWave CoreStream systems during the six months ended April 30, 2001 included configurations for both 2.5 gigabits per second (“Gb/s”) and 10.0 Gb/s transmission rates. The first release of the MultiWave CoreDirector became generally available during the third quarter of fiscal 2000.

      Gross Profit. Gross profits were $146.7 million and $354.0 million for the six months ended April 30, 2000 and 2001, respectively. The approximate $207.4 million or 141.4% increase in gross profit in the first six months of 2001 compared to the first six months of 2000 was the result of increased revenues and improved gross margins during the first six months of 2001. Gross margin as a percentage of revenues was 43.4% and 45.5% for the first six months of 2000 and 2001, respectively. The increase in gross margins during the first six months of 2001 compared to the first six months of 2000 was largely attributable to reductions in product costs and an increase in production efficiencies, favorable product mix, partially offset by aggressive price competition resulting in lower selling prices for optical transport systems.

      CIENA’s gross margins may be affected by a number of factors, including continued competitive market pricing, product mix, manufacturing volumes and efficiencies, and fluctuations in component costs. During the remainder of fiscal 2001, CIENA expects to face continued pressure on gross margins, primarily as a result of substantial price discounting by competitors seeking to acquire market share. See “Risk Factors”.

      Research and Development Expenses. Research and development expenses (exclusive of stock compensation costs of $0 and $1.7 million) were $57.9 million and $96.8 million for the six months ended April 30, 2000 and 2001, respectively. During the first six months of 2000 and 2001, research and development expenses were 17.1% and 12.5% of revenue, respectively. The approximate $38.9 million or 67.3% increase in research and development expenses in the first six months of 2001 compared to the first six months of 2000 was the result of increases in staffing levels, consumption of prototype materials, depreciation expense, and utilization of outside consultants for certain development. CIENA expenses research and development costs as incurred.

      Selling and Marketing Expenses. Selling and marketing expenses (exclusive of stock compensation costs of $0 and $0.5 million) were $38.5 million and $68.4 million for the six months ended April 30, 2000 and 2001, respectively. During the first six months of 2000 and 2001, selling and marketing expenses were 11.4% and 8.8% of revenue, respectively. The approximate $30.0 million or 77.9% increase in selling and marketing expenses in the first six months of 2001 compared to the first six months of 2000 was primarily the result of increased staffing levels in the areas of sales, technical assistance and field support, utilization of outside consultants, trade show participation, promotional costs, and depreciation expense.

      General and Administrative Expenses. General and administrative expenses (exclusive of stock compensation costs of $0 and $0.6 million) were $14.0 million and $27.9 million for the six months ended April 30, 2000 and 2001, respectively. During the first six months of 2000 and 2001, general and administrative expenses were 4.2% and 3.6% of revenue, respectively. The approximate $13.9 million or 98.8% increase in general and administrative expenses in the first six months of 2001 compared to the first six months of 2000 was primarily due to increases in staffing levels and outside consulting services.

      Deferred Stock Compensation Costs. Deferred stock compensation costs were $2.7 million for the six months ended April 30, 2001. As part of our acquisition of Cyras we recorded $98.5 million of deferred stock compensation relating to the unvested stock options and restricted stock assumed in the acquisition. Deferred stock compensation is presented as a reduction of stockholder’s equity and is amortized over the remaining vesting period of the applicable options.

      Amortization of Goodwill. Amortization of goodwill was $1.6 million and $26.3 million for the six months ended April 30, 2000 and 2001, respectively. On March 29, 2001, we acquired Cyras which was accounted for under the purchase method of accounting. Accordingly, we recorded goodwill of approximately $2.1 billion representing the excess of the purchase price paid over the fair value of the net tangible and other intangible assets acquired. The goodwill from the Cyras purchase will be amortized over a seven-year period.

      Amortization of Intangible Assets. Amortization of intangible assets was $0.2 million and $1.1 million for the six months ended April 30, 2000 and 2001, respectively. As part of our acquisition of Cyras we recorded $59.3 million worth of other intangible assets. The other intangible assets from the Cyras purchase will be amortized over a three to seven year period.

      In-Process Research and Development. In connection with the Cyras acquisition, the Company recorded a $45.9 million charge for the six months ended April 30, 2001 for in-process research and development. This generally represents the estimated value of purchased in-process technology related to Cyras’s K2 product development that had not yet reached technological feasibility and had no alternative future use at the time of the acquisition. The amount of purchase price allocated to in-process research and development was determined using the discounted cash flow method. This method consisted of estimating future net cash flows attributable to the in-process K2 technology for a discrete projection period and discounting the net cash flows back to their present value.

      Interest and Other Income, Net. Interest income and other income, net were $6.4 million and $25.0 million for the six months ended April 30, 2000 and 2001, respectively. The approximate $18.6 million increase in interest income and other income, net was attributable to higher cash and investment balances, resulting from our equity and debt offerings during February 2001. Other expense in the six months ended April 30, 2001 also includes amortization of debt issuance costs attributable to the convertible notes.

      Interest Expense. Interest expense was $0.2 million and $7.2 million for the six months ended April 30, 2000 and 2001, respectively. Interest expense during the six months ended April 20, 2000 was primarily related to capital lease obligations. Interest expense during the six months ended April 30, 2001 consists of accrued interest attributable to the convertible notes, and the accretion of the redemption premium that is associated with the convertible subordinated notes assumed as part of the Cyras acquisition.

      Provision for Income Taxes. CIENA’s provision for income taxes were $13.2 million and $100.0 million for the six months ended April 30, 2000 and 2001, respectively. During the first six months of 2000 and 2001, the provision for income taxes were 32.5% and 97.5% of income before income taxes, respectively. The increase in the income tax rate in the first six months of 2001 compared to 2000 resulted from recording non-deductible goodwill, deferred stock compensation and in-process research and development connected with the Cyras acquisition. Under the tax code, expenses recorded for the amortization of certain intangible assets (such as goodwill, deferred stock compensation and in-process research and development) are not deductible for tax purposes. As a result of the Cyras acquisition, we have recorded a significant amount of intangible asset amortization. Since these expenses are not deductible for tax purposes, these expenses result in an increase in the CIENA’s effective tax rate. Exclusive of these charges, the Company’s effective income tax rate would have been 33.5% for the six months ended April 30, 2001.

Liquidity and Capital Resources

      At April 30, 2001, CIENA’s principal source of liquidity was its cash and cash equivalents of $1.1 billion, short-term investments of $357.2 million and long-term investments of $336.0 million.

      Cash provided by operations was $3.2 million and $117.8 for the six months ended April 30, 2000 and 2001 respectively. The increase of cash generated from operations was approximately $114.7 million from the first six months of 2000 compared to the first six months of 2001. The increases were principally attributable to the tax benefit related to exercise of stock options, increases in accounts payable, non-cash charges of in-process research and development, decrease in deferred tax asset, amortization, depreciation and provisions for inventory obsolescence and warranty. This was offset by the increases in inventory, prepaid expenses and prepaid assets.

      Cash used in investing activities was $75.7 million and $687.0 million for the six months ended April 30, 2000 and 2001 respectively. Investment activities included the net purchase of $28.2 million and $598.1 million worth of short and long-term investments during the six months ended April 30, 2000 and 2001, respectively. Investment activities also included $47.5 million and $135.0 million invested in capital expenditures during the six months ended April 30, 2000 and 2001, respectively. Of the amount invested in capital expenditures, $40.7 million and $130.5 million was used for additions to capital equipment and furniture and the remaining $6.8 million and $4.5 million was invested in leasehold improvements during the six months ended April 30, 2000 and 2001, respectively. CIENA expects to use an additional $170 million of capital during the remainder of fiscal 2001 to complete the construction of leasehold improvements for its facilities and additional investments in capital equipment.

      Cash generated from financing activities for the six months ended April 30, 2000 and 2001 was $19.1 million and $1.6 billion, respectively. Included in the financing activities for the six months ended April 30, 2000 was cash generated from the exercise of employee stock options and the issuance of common stock of $19.1 million. On February 9, 2001, we completed a public offering of 11,000,000 shares of common stock at a price of $83.50 per share less underwriters’ discounts and commissions. Concurrent with the offering of common stock, CIENA completed a public offering of 3.75% convertible notes with an aggregate principal amount of $690 million. Net proceeds from these public offerings were approximately $1.6 billion, after deducting underwriting discounts, commissions and offering. Pending our use of the net proceeds, we have invested them in interest bearing, investment grade securities.

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

Risk Factors

Our Results Can Be Unpredictable

      Our ability to recognize revenue during a quarter from a customer depends upon our ability to ship product and satisfy other contractual obligations of a customer sale in that quarter. In general, revenue and operating results in any reporting period may fluctuate due to factors including:

•	loss of a customer;

•	a change in the pricing for our products;

•	the timing and size of orders from customers;

•	changes in customers’ requirements, including changes or cancellations to orders from customers;

•	the introduction of new products by us or our competitors;

•	changes in the price or availability of components for our products;

•	readiness of customer sites for installation;

•	satisfaction of contractual customer acceptance criteria and related revenue recognition issues;

•	manufacturing and shipment delays and deferrals;

•	increased service, installation, warranty or repair costs;

•	the timing and amount of employer payroll tax to be paid on employee gains on stock options exercised; and

•	changes in general economic conditions as well as those specific to the telecommunications and intelligent optical networking industries.

      Our intelligent optical networking products require a relatively large investment, and our current and potential customers are highly demanding and technically sophisticated. There are only a limited number of potential customers in each geographic market, and each customer has unique needs. As a result, the sales cycles for our products are long, often more than a year between our initial contact with the customer and our ability to recognize revenue from sales of products to a customer.

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

      Our product development efforts will require us to incur ongoing development and operating expenses, and any delay in the contributions from new products, such as the MultiWave CoreDirector product line and the MetroDirector K2 product line, and enhancements to our existing optical transport products could harm our business.

Changes In Technology Or The Delays In The Deployment Of New Products Could Hurt Our Near-Term Prospects

      The market for optical networking equipment is changing at a rapid pace. The accelerated pace of deregulation and the adoption of new technology in the telecommunications industry likely will intensify the competition for improved optical networking products. Our ability to develop, introduce and manufacture new and enhanced products will depend upon our ability to anticipate changes in technology, industry standards and customer requirements. Our failure to introduce new and enhanced products in a timely manner and to integrate these products with our existing product line in a timely manner could harm our competitive position and financial condition. Several of our new products, including the MultiWave CoreDirector, the MetroDirector K2 product and enhancements to the MultiWave CoreStream, are based on complex technology which could result in unanticipated delays in the development, manufacturing or deployment of these products. In addition, our ability to recognize revenue from these products could be adversely affected by the extensive testing required for these products by our customers. The complexity of technology associated with support equipment for these products could also result in unanticipated delays in their deployment. These delays could harm our competitive and financial condition.

      Competitive products, the introduction of new products embodying new technologies, a change in the requirements of our customers, or the emergence of new industry standards could delay or hinder the purchase and deployment of our products and could render our existing products obsolete, unmarketable or uncompetitive from a pricing standpoint and would harm our business, financial condition and results of operations. The long certification process for new telecommunications equipment used in the networks of the regional Bell operating companies, referred to as RBOCs, has in the past resulted in and may continue to result in unanticipated delays which may affect the timing and ability for us to deploy our products for the RBOC market.

We Face Intense Competition Which Could Hurt Our Sales And Profitability

      The market for optical networking equipment is extremely competitive. Competition in the optical networking installation and test services market is based on varying combinations of price, functionality, software functionality, manufacturing capability, installation, services, scalability and the ability of the system solution to meet customers’ immediate and future network requirements. A small number of very large companies, including Alcatel, Cisco Systems, Fujitsu Group, Hitachi, Lucent Technologies, NEC Corporation, Nortel Networks, Siemens AG and Telefon AB LM Ericsson, have historically dominated the telecommunications equipment industry. These companies have substantial financial, marketing, manufacturing and intellectual property resources. In addition, these companies have substantially greater resources to develop or acquire new technologies than we do and often have existing relationships with our potential customers. We sell systems that compete directly with product offerings of these companies and in some cases displace or replace equipment they have traditionally supplied for telecommunications networks. As such, we represent a specific threat to these companies. The continued expansion of our product offerings with the MultiWave CoreDirector and MetroDirector K2 product lines and enhancements to our MultiWave CoreStream product line likely will increase this perceived threat. We expect continued aggressive tactics from many of these competitors, including:

•	price discounting;

•	early announcements of competing products and other marketing efforts;

•	“one-stop shopping” options;

•	customer financing assistance;

•	marketing and advertising assistance; and

•	intellectual property disputes.

      These tactics can be particularly effective in a highly concentrated customer base such as ours. Our customers are under increasing competitive pressure to deliver their services at the lowest possible cost. This pressure may result in the pricing of optical networking systems becoming a more important factor in customer decisions, which may favor larger competitors that can spread the effect of price discounts in their optical networking products across a larger array of products and services and across a larger customer base than ours. If we are unable to offset any reductions in the average sales price for our products by a reduction in the cost of our products, our gross profit margins will be adversely affected. Our inability to compete successfully against our competitors and maintain our gross profit margins would harm our business, financial condition and results of operations.

      Many of our customers have indicated that they intend to establish a relationship with at least two vendors for optical networking products. With respect to customers for whom we are the only supplier of intelligent optical products, we do not know when or if these customers will select a second vendor or what impact the selection might have on purchases from us. If a second optical networking supplier is chosen, these customers could reduce their purchases from us, which could in turn have a material adverse effect on us.

      New competitors are emerging to compete with our existing products as well as our future products. We expect new competitors to continue to emerge as the optical networking market continues to expand. These companies may achieve commercial availability of their products more quickly due to the narrow and exclusive focus of their efforts. Several of these competitors have raised significant cash and they have in some cases offered stock in their companies, positions on technical advisory boards, or have provided significant vendor financing to attract new customers. In particular, a number of companies, including several start-up companies and recently public companies that have raised substantial equity capital, have announced products that compete with our products. Our inability to compete successfully against these companies would harm our business, financial condition and results of operations.

We May Not Be Able To Successfully Complete Development And Achieve Commercial Acceptance of New Products

      It is necessary for us to continually enhance each of our product lines to satisfy our customer’s requirements. Certain enhancements to our products are in the development phase and are not yet ready for commercial manufacturing or deployment. For example, we expect to offer additional feature enhancement releases of the MultiWave CoreDirector product line over the life of the product and continue to enhance features of our MultiWave CoreStream, MultiWave Metro and MetroDirector K2 products over the life of these products. The maturing process from laboratory prototype to customer trials, and subsequently to general availability, involves a number of steps, including:

•	completion of product development;

•	the qualification and multiple sourcing of critical components, including application-specific integrated circuits, referred to as ASICs;

•	validation of manufacturing methods and processes;

•	extensive quality assurance and reliability testing, and staffing of testing infrastructure;

•	validation of embedded software;

•	establishment of systems integration and systems test validation requirements; and

•	identification and qualification of component suppliers.

      Each of these steps in turn presents serious risks of failure, rework or delay, any one of which could decrease the speed and scope of product introduction and marketplace acceptance of the product. Specialized ASICs and intensive software testing and validation, in particular, are key to the timely introduction of enhancements to the MultiWave CoreDirector and MetroDirector K2 product lines, and schedule delays are common in the final validation phase, as well as in the manufacture of specialized ASICs. In addition, unexpected intellectual property disputes, failure of critical design elements, and a host of other execution risks may delay or even prevent the introduction of these products. If we do not develop and successfully introduce these products in a timely manner, our business, financial condition and results of operations would be harmed.

      The markets for our MultiWave CoreDirector and MetroDirector K2 product lines are relatively new. We have not established commercial acceptance of these products, and we cannot assure you that the substantial sales and marketing efforts necessary to achieve commercial acceptance in traditionally long sales cycles will be successful. If the markets for these products do not develop or the products are not accepted by the market, our business, financial condition and results of operations would suffer.

We Depend On a Limited Number of Suppliers and for Some Items We Do Not Have a Substitute Supplier

      We depend on a limited number of suppliers for components of our products, as well as for equipment used to manufacture and test our products. Our products include several high-performance components for which reliable, high-volume suppliers are particularly limited. Furthermore, some key optical and electronic components we use in our optical transport systems are currently available only from sole or limited sources, and in some cases, that source also is a competitor. Any delay in component availability for any of our products could result in delays in deployment of these products and in our ability to recognize revenues. These delays could also harm our customer relationships and our results of operations.

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

We Rely On Contract Manufacturers For Our Products

      We rely on a small number of contract manufacturers to manufacture our MultiWave CoreDirector and MetroDirector K2 product lines and some of the components for our other products. The qualification of these manufacturers is an expensive and time-consuming process, and these contract manufacturers build modules for other companies, including our competitors. In addition, we do not have contracts in place with many of these manufacturers. We may not be able to effectively manage our relationships with our manufacturers and we cannot be certain that they will be able to fill our orders in a timely manner. We provide forecasts of our demand to our contract manufacturers several months prior to scheduled delivery of products. If we overestimate our future product requirements, the contract manufacturers may have excess inventory, which would increase our costs. Conversely, if we underestimate our future product requirements the contract manufacturer may not have enough product to meet our customer requirements and it could result in delays in the shipment of our products and our ability to take revenue. If we cannot effectively manage these manufacturers and forecast future demand or if they fail to deliver components in a timely manner, it may have an adverse effect on our business and results of operations and financial results.

Changes in our Customers’ Purchasing Plans May Increase The Unpredictability Of Our Results

      Unanticipated changes in customer purchasing plans create unpredictability in our results. Although sales to the emerging carriers and to the larger service provider market have grown historically, this market is characterized by large and often sporadic purchases. Sales activity to emerging carriers, and to service providers generally, depend upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent that service providers are affected by regulatory and business conditions in the country of operations. As we continue to address emerging carriers, timing and volume of purchasing from these carriers can also be more unpredictable due to factors such as their need to build a customer base, acquire rights of way and interconnections necessary to sell network service, and build out new capacity, all while working within their capital budget constraints. Sales to these carriers may increase the unpredictability of our financial results because even these emerging carriers purchase our products in multi-million dollar increments. A portion of our anticipated revenue over the next several quarters is comprised of orders of less than $25 million each from several customers, some of which may involve extended payment terms or other financing assistance. A decline or delay in sales orders could have a material adverse effect on our business, operating results, and financial condition.

We are Exposed to the Credit Risk of Our Customers

      We continue to monitor increased credit exposures from weakened financial conditions and the impact that these conditions may have on our current and potential customers. Changes in the financial condition of our customers could have a material adverse effect on us. In the past we have had to make provisions for the accounts receivable from customers that experienced financial difficulty. If additional customers face similar financial difficulties, our receivables from those customers may become uncollectible, and we would have to write off the asset or decrease the value of the asset to the extent the receivable could not be collected. These write-downs or write-offs could harm our business and have a material adverse effect on our operating results and financial condition.

      We continue to experience demand for customer financing. A portion of our future revenue may include loan financing, and leasing solutions. Our ability to recognize revenue from financed sales will depend on the relative financial condition of the specific customer, among other factors. Further, we will need to evaluate the collectibility of receivables from these customers if their financial conditions deteriorate in the future. Any change in the financial condition of customers that we provide financing to could harm our business and have a material adverse effect on our operating results and financial condition.

We May Not Be Able To Achieve The Benefits We Sought From The Acquisition with Cyras

      We have limited experience with acquisitions and cannot be certain that we will achieve the benefits we envision from the recently completed acquisition with Cyras. The expected benefits of the Cyras acquisition depend on our ability to successfully complete the development of future releases of the MetroDirector K2 product and integrate it into our product portfolio, achieve market acceptance and revenue expectations for the MetroDirector K2 product, and achieve the expected synergies of the merger, including the successful integration and retention of personnel. Also, in the future we will incur non-cash charges in connection with the merger related to goodwill and other intangible amortization and amortization of deferred stock compensation.

      The integration of Cyras involves a number of risks, including:

•	difficulty assimilating Cyras’s operations and personnel;

•	diversion of management attention;

•	potential disruption of ongoing business;

•	inability to retain key personnel;

•	inability to maintain uniform standards, controls, procedures and policies; and

•	impairment of relationships with employees, customers or vendors.

      Failure to overcome these risks or any other problems encountered in connection with the integration of the Cyras personnel could have a material adverse effect on our business, results of operations and financial condition.

Our Prospects Depend On Demand Which We Cannot Reliably Predict Or Control

      We may not anticipate changes in direction or magnitude of demand for our products. The product offerings of our competitors could adversely affect the demand for our products. In addition, unanticipated reductions in demand for our products could adversely affect us.

      Demand for our products depends on our customers’ requirements. These requirements may vary significantly from quarter to quarter due to factors such as:

•	the type and quantity of optical equipment needed by our customers;

•	the timing of the deployment of optical equipment by our customers;

•	the rate at which our current customers fund their network build-outs; and

•	the equipment configurations and network architectures our customers want.

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

•	Alcatel;

•	Lucent Technologies;

•	NEC Corporation;

•	Nortel Networks; and

•	Siemens AG.

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

Product Performance Problems Could Limit Our Sales Prospects

      The production of new optical networking products and systems with high technology content involves occasional problems as the technology and manufacturing methods mature. If significant reliability, quality or network monitoring problems develop, including those due to faulty components, a number of negative effects on our business could result, including:

•	costs associated with reworking our manufacturing processes;

•	high service and warranty expenses;

•	high inventory obsolescence expense:

•	high levels of product returns;

•	delays in collecting accounts receivable;

•	reduced orders from existing customers; and

•	declining interest from potential customers.

      Although we maintain accruals for product warranties, actual costs could exceed these amounts. From time to time, there will be interruptions or delays in the activation of our products at a customer’s site. These interruptions or delays may result from product performance problems or from aspects of the installation and activation activities, some of which are outside our control. If we experience significant interruptions or delays that we can not promptly resolve, confidence in our products could be undermined, which could harm our business.

We Face Risks Associated with our International Operations

      We market, sell and service our products in the United States and internationally. We have established offices around the world, including in North America, Europe, Latin America and in the Asia Pacific region. We will continue to expand our international operations and enter new international markets. This expansion will require significant management attention and financial resources to develop successfully direct and indirect international sales and support channels. We may not be able to maintain or increase international market demand for our products.

      International operations are subject to inherent risks and our future results could be materially adversely affected by a variety of uncontrollable and changing factors, including greater difficulty in accounts receivable collection and longer collection periods, difficulties and costs of staffing and managing foreign operations, the impact of recessions in economies outside the United States, unexpected changes in regulatory requirements, certification requirements, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences, political and economic instability, trade protection measures and other regulatory requirements; service provider and government spending patterns; and natural disasters. Such factors could have a material adverse impact on our operating results and financial condition.

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

      As we have grown and matured, competitors’ efforts to hire our employees have intensified, particularly among competitive start-up companies and other early stage companies. We have agreements in place with most of our employees that limit their ability to work for a competitor and prohibit them from soliciting our other employees and our customers following termination of their employment. Our employees and our competitors may not respect these agreements. We have in the past been required to enforce, and are currently in the process of enforcing, some of these agreements. We expect in the future to continue to be required to resort to legal actions to enforce these agreements and could incur substantial costs in doing so. We may not be successful in these legal actions, and we may not be able to retain all of our key employees or attract new personnel to add to or replace them. The loss of key personnel would likely harm our business.

Part Of Our Strategy Involves Pursuing Strategic Acquisitions and Investments That May Not Be Successful

      As part of our strategy for growth, we will consider acquiring or making strategic investments in businesses that are intended to accelerate our product and service development processes and add complementary products and services. We may issue equity that would dilute our current shareholder’s percentage ownership or incur debt or assume indebtedness in connection with these acquisitions. In addition, we may incur significant amortization expenses related to goodwill and other intangible assets or incur large and immediate write-offs. Acquisitions and strategic investments involve numerous risks, including difficulties in integrating the operations, technologies, and products of the acquired companies; diversion of management’s attention from our core business; potential difficulties in completing projects of the acquired company; the potential loss of key employees of the acquired company; and dependence on unfamiliar or relatively small supply partners. In addition acquisitions and strategic investments involve significant risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions and of obtaining insufficient revenues to offset increased expenses associated with acquisitions. Mergers and acquisitions of optical networking companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition.

      We must also manage any growth effectively. Failure to manage growth effectively and successfully integrate acquisitions we made could harm our business and operating results in a material way.

Significant Leverage and Debt Service Obligations May Adversely Affect Our Cash Flow and Our Ability to Repay or Repurchase the Notes

      We have approximately $840 million of outstanding principal indebtedness, primarily related to notes offered by us and the assumption of notes from our Cyras acquisition. As a result of this indebtedness, we have significant principal and interest payment obligations. There is the possibility that we may be unable to generate sufficient cash to pay the principal of, interest on and other amounts due in respect of our indebtedness, including the notes, when due. We may also add equipment loans and lease lines to finance capital expenditures and may obtain additional long-term debt, working capital lines of credit and lease lines.

      Our significant leverage could have important negative consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures;

•	limiting our flexibility in planning for, our reacting to, changes in our business and the industry in which we compete;

•	placing us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources; and

•	making it difficult or impossible for us to pay the principal amount of the notes at maturity or the repurchase price of the notes upon a change of control, thereby causing an event of default under the indenture.

      Cyras Systems LLC, our wholly owned subsidiary, has $150 million of 4 1/2% convertible subordinated notes outstanding. In the event that the holders of the Cyras notes convert their notes into our common stock, we would have to issue a significant number of shares of additional common stock. Based on the exchange ratio for the Cyras acquisition of approximately 0.13, we will have to issue approximately 1,037,055 shares of our common stock if holders of the entire $150 million of convertible notes decided to convert their notes. In the event that the holders of the Cyras notes do not elect to convert them into our common stock before March 31, 2002, and if a “complying public equity offering” has not occurred on or before that date, we will have to make an offer to repurchase the notes at 118.942% of the principal balance of the notes on April 30, 2002. A “complying public equity offering” is a firm commitment underwritten public offering of the common stock of Cyras, in which Cyras raises at least $50 million in gross proceeds.

      The notes offered by us and the Cyras notes are not our only obligations. The indentures for our notes does not limit our ability, or that of our subsidiaries, to incur other indebtedness and liabilities. We may have difficulty paying what we owe under the notes if we or our subsidiaries incur additional indebtedness or other liabilities.

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

      Divergence between our actual results and our anticipated results, analyst estimates and public announcements by us, our competitors, or by customers will likely occur from time to time in the future, with resulting stock price volatility, irrespective of our overall year-to-year performance or long-term prospects. As long as we continue to depend on a limited customer base, and particularly when a substantial majority of their purchases consist of newly-introduced products, there is substantial risk that our quarterly results will vary widely.

Forward Looking Statements

      Some of the statements contained, or incorporated by reference, in this quarterly report discuss future expectations, contain projections of results of operations or financial condition or state other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed throughout this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The following discussion about the Company’s market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

      Interest Rate Sensitivity. The Company maintains a short-term and long-term investment portfolio. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at April 30, 2001, the fair value of the portfolio would decline by approximately $74.8 million.

      Foreign Currency Exchange Risk. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results. Historically the Company’s primary exposures have been related to non-dollar denominated operating expenses in Europe and Asia where the Company sells primarily in U.S. dollars. The Company is prepared to hedge against fluctuations in foreign currency if this exposure becomes material. As of April 30, 2001, the assets and liabilities of the Company related to non-dollar denominated currencies was not material. Therefore we do not expect an increase or decrease of 10 percent in the foreign exchange rate would have a material impact on the Company’s financial position.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

      On October 3, 2000, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into CIENA’s products infringe U.S. Patent No. 4,859,016. Due to the early stage of this litigation, CIENA is unable to determine whether the litigation will have an adverse effect on the Company. The Company intends to defend this suit vigorously.

      On July 19, 2000, CIENA and CIENA Properties, Inc., a wholly owned subsidiary of CIENA, filed a complaint in the United States District Court for the District of Delaware requesting damages and injunctive relief against Corvis Corporation. The complaint charges Corvis Corporation with infringing three patents relating to CIENA’s optical networking communication systems and technology. On September 8, 2000, Corvis filed an Answer and Counterclaim alleging invalidity, non-infringement and unenforceability of the asserted patents, and tortious interference with prospective economic advantage. On February 7, 2001, CIENA and CIENA Properties, Inc. filed an amendment to the complaint to add two additional patents relating to CIENA’s optical networking communications systems and technology. On March 19, 2001, Corvis filed an Answer and Counter claim to the amended complaint alleging invalidity non-infringement and unenforceability of the newly asserted patents. The Company is in the discovery phase of the litigation and a trial date has been set for April 1, 2002. CIENA believes that Corvis’ counterclaims are without merit, and intends to defend itself vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

      The annual meeting of stockholders of the Registrant was held on March 12, 2001. At the annual meeting, the stockholders voted on the following matters:

	Votes	Votes	Votes
	For	Against	Abstained	Non-Votes

Election of three Class 1 Directors

Lawton W. Fitt	244,149,387	-	-	621,400

Patrick H. Nettles, PH.D	244,191,803	-	-	578,984

John R. Dillon	244,175,997	-	-	594,790

The following directors continue to hold office after that meeting: Stephen P. Bradley, Judith M. O’Brien, Gary B. Smith and Gerald H.Taylor

To approve the CIENA Corporation Third Amended and Restated 1994 Stock Option Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 40.1 million shares to 46.1 million shares and to make certain other changes, including eliminating the ability of the Board of Directors to reprice options granted after January 17, 2001.	148,433,106	46,062,012	371,818	49,903,851

To amend the Ciena Corporation Third Amended and Restated 1994 Stock Option Plan to add a provision that will increase the number of shares reserved under the Plan by .75% of the issued and outstanding Common Stock of the Corporation on the last day of each fiscal year beginning with 2001 ending with 2004.	151,929,262	42,518,216	419,458	49,903,851

To amend the Corporation’s Third Restated Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance thereunder from 460 million shares to 980 million shares.	211,111,604	33,394,640	264,543	-

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit	Description

	3.7	Certificate of Amendment to Third Restated Certificate of Incorporation dated March 13, 2001

	4.7	Indenture dated August 18, 2000 between Cyras Systems, Inc. and State Street Bank and Trust Company for 4.50% convertible subordinated notes due August 15, 2005

	4.8	First Supplemental Indenture dated November 27, 2000 to the Indenture dated August 18, 2000 between Cyras Systems, Inc. and State Street Bank and Trust Company for 4.50% convertible subordinated notes due August 15, 2005

	4.9	Second Supplemental Indenture dated November 28, 2000 to the Indenture dated August 18, 2000 between Cyras Systems, Inc. and State Street Bank and Trust Company for 4.50% convertible subordinated notes due August 15, 2005

	4.10	Third Supplemental Indenture dated March 29, 2001 between Cyras Systems, Inc., CIENA Corporation and State Street Bank and Trust Company to the Indenture dated August 18, 2000 between Cyras Systems, Inc. and State Street Bank and Trust Company for 4.50% convertible subordinated notes due August 15, 2005

	10.24	Cyras Systems, Inc. 1998 Stock Plan as amended and form of Stock Option Agreement

(b)	Reports on Form 8-K: Form 8-K filed April 2, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIENA CORPORATION

Date: May 17, 2001	By:	/s/ Gary B. Smith Gary B. Smith President, Chief Executive Officer and Director (Duly Authorized Officer)

Date: May 17, 2001	By:	/s/ Joseph R. Chinnici Joseph R. Chinnici Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)