Form 10-Q
period 2001-07-31
CIENA CORP
filed 2001-08-16
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

( x )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 15, 2001

Common stock. $0.01 par value	327,182,673

Page 1 of 26 pages

CIENA CORPORATION

INDEX

FORM 10-Q

		PAGE NUMBER
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Operations

	quarters and nine months ended July 31, 2000 and July 31, 2001	3

	Consolidated Balance Sheets

	October 31, 2000 and July 31, 2001	4

	Consolidated Statements of Cash Flows

	nine months ended July 31, 2000 and July 31, 2001	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 6.	Exhibits and Reports on Form 8-K	25

Signatures		26

Item 1. Financial Statements

CIENA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended

	July 31,	July 31,	July 31,	July 31,
	2000	2001	2000	2001

Revenue	$233,268	$458,070	$571,160	$1,235,455

Cost of goods sold	128,172	259,649	319,380	682,995

Gross profit	105,096	198,421	251,780	552,460

Operating expenses:

Research and development (exclusive of $0,

$6,464, $0, $8,136 deferred

stock compensation costs)	31,788	65,788	89,678	162,636

Selling and marketing (exclusive of

$0,$6,928, $0, $7,419 deferred stock

compensation costs)	24,375	39,622	62,828	108,040

General and administrative (exclusive of

$0, $8,839, $0, $9,411 deferred stock

compensation costs)	9,339	14,790	23,386	42,722

Settlement of accrued contract obligation	(8,538)	—	(8,538)	—

Deferred stock compensation costs	—	22,231	—	24,966

Amortization of goodwill	799	75,642	2,397	101,913

Amortization of intangible assets	110	1,382	329	2,491

In-process research and development	—	—	—	45,900

Provision for doubtful accounts	8,538	(6,579)	8,538	(6,579)

Total operating expenses	66,411	212,876	178,618	482,089

Income (loss) from operations	38,685	(14,455)	73,162	70,371

Interest and other income, net	3,100	19,820	9,503	44,823

Interest expense	(74)	(11,278)	(259)	(18,493)

Income (loss) before income taxes	41,711	(5,913)	82,406	96,701

Provision (benefit) for income taxes	13,556	(11,567)	26,782	88,481

Net income	$28,155	$5,654	$55,624	$8,220

Basic net income per common share	$0.10	$0.02	$0.20	$0.03

Diluted net income per common share

and dilutive potential common share	$0.09	$0.02	$0.19	$0.03

Weighted average basic common shares

outstanding	282,258	324,368	279,848	305,965

Weighted average basic common and

dilutive potential common shares

outstanding	299,790	337,877	298,576	319,722

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	October 31,	July 31,
	2000	2001

ASSETS

Current assets:

Cash and cash equivalents	$143,187	$869,604

Short-term investments	95,131	528,821

Accounts receivable, net	248,950	370,764

Inventories, net	141,279	306,568

Deferred income taxes	143,029	155,848

Prepaid expenses and other	41,438	63,696

Total current assets	813,014	2,295,301

Long-term investments	—	369,597

Equipment, furniture and fixtures, net	189,231	314,899

Goodwill, net	4,461	1,974,172

Other intangible assets, net	4,588	49,687

Other long term assets	15,907	66,402

Total assets	$1,027,201	$5,070,058

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$70,250	$95,292

Accrued liabilities	84,163	135,973

Income taxes payable	7,483	6,286

Deferred revenue	10,731	30,768

Other current obligations	712	1,146

Total current liabilities	173,339	269,465

Deferred income taxes	39,145	39,145

Convertible notes and other long-term obligations	4,882	866,826

Total liabilities	217,366	1,175,436

Commitments and contingencies Stockholders’ equity:

Preferred stock — par value $0.01; 20,000,000 shares authorized;

zero shares issued and outstanding	—	—

Common stock — par value $0.01; 980,000,000 shares authorized;

286,530,631 and 327,242,187 shares issued and outstanding	2,865	3,272

Additional paid-in capital	557,257	3,708,802

Deferred stock compensation	—	(70,000)

Notes receivable from stockholders	(30)	(4,537)

Accumulated other comprehensive income (loss)	(903)	(1,781)

Retained earnings	250,646	258,866

Total stockholders’ equity	809,835	3,894,622

Total liabilities and stockholders’ equity	$1,027,201	$5,070,058

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended July 31,

	2000	2001

Cash flows from operating activities:

Net income	$55,624	$8,220

Adjustments to reconcile net income to net cash

provided by operating activities:

Tax benefit related to exercise of stock options	66,112	63,830

Non-cash charges from equity transactions	30	—

Effect of accumulated other comprehensive loss	(350)	(1,231)

In-process research and development	—	45,900

Depreciation	41,949	70,364

Amortization of goodwill, other intangibles, deferred stock

compensation and debt issuance costs	2,726	134,471

Provision for doubtful accounts	8,788	(6,579)

Provision for inventory excess and obsolescence	10,462	51,825

Provision for warranty and other contractual obligations	10,187	27,996

Settlement of accrued contract obligation	(8,538)	—

Changes in assets and liabilities:

Accounts receivable	(77,527)	(115,235)

Inventories	(38,880)	(212,496)

Deferred income tax asset	(18,906)	24,382

Prepaid income tax	(12,723)	—

Prepaid expenses and other	(21,336)	(44,579)

Accounts payable and accruals	33,153	29,361

Income taxes payable	(8,697)	(1,197)

Deferred revenue and other obligations	(166)	20,037

Net cash provided by operating activities	41,908	95,069

Cash flows from investing activities:

Additions to equipment, furniture and fixtures	(84,568)	(191,082)

Purchases of available-for-sale investments	(175,255)	(1,030,449)

Maturities of available-for-sale investments	260,015	227,162

Acquisition of businesses, inclusive of intellectual property and

other intangibles, net of cash acquired	—	54,101

Minority equity investments	(3,037)	(8,005)

Net cash used in investing activities	(2,845)	(948,273)

Cash flows from financing activities:

Net proceeds from (repayment of) other obligations	(211)	4,560

Proceeds from issuance of convertible subordinated notes	—	669,300

Proceeds from issuance of common stock and warrants	27,431	902,484

Repayment of notes receivable from stockholders	180	3,277

Net cash provided by financing activities	27,400	1,579,621

Net change in cash and cash equivalents	66,463	726,417

Cash and cash equivalents at beginning of period	143,440	143,187

Cash and cash equivalents at end of period	$209,903	$869,604

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

Investments

      CIENA’s short-term and long-term investments are classified as available-for-sale as of the July 31, 2001 balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. Realized gains or losses and declines in value determined to be other than temporary, if any, on available-for-sale securities will be reported in other income or expense as incurred. As of the October 31, 2000 balance sheet date, CIENA’s marketable securities were classified as held-to-maturity securities and were recorded at their amortized cost.

      CIENA also has certain other minority equity investments in non-publicly traded companies. These investments are included in other assets on the balance sheet and are generally carried at cost as CIENA owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. As of October 31, 2000 and July 31, 2001, $3.0 million and $11.1 million of these investments are included in other long-term assets, respectively. These investments are inherently high risk as the market for technologies or product manufactured by these companies are usually early stage at the time of the investment by CIENA and such markets may never be significant. CIENA could lose its entire investment in certain or all of these companies. CIENA monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. No write-downs were recorded during fiscal 2000 or the nine months ended July 31, 2001.

Newly Issued Accounting Standards

      In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140). SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to the securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not currently believe that the adoption of SFAS No. 140 will have a significant impact on its financial position or results of operations.

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 “Business Combinations” (SFAS No. 141) and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142).

      SFAS No. 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, “Business Combinations” as well as Financial Accounting Standards Board Statement of Financial Accounting Standards No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”.

      SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather than amortizing, for fiscal years beginning after October 31, 2001. SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets”. The Company has recorded goodwill amortization expense of $101.9 million for the nine months ended July 31, 2001. Such amortization will continue through the end of fiscal 2001 and will no longer be recorded in subsequent fiscal years.

(2) BUSINESS COMBINATIONS

      On March 29, 2001, CIENA acquired all of the outstanding capital stock, and assumed the options and warrants of Cyras Systems, Inc. (“Cyras”), a privately held provider of next-generation optical networking systems based in Fremont, California. The purchase price was approximately $2.2 billion and consisted of the issuance of approximately 26.1 million shares of CIENA common stock, the assumption of approximately 1.9 million stock options and the indirect assumption of $150 million principal amount of Cyras’s convertible subordinated indebtedness. Cyras is designing and developing next-generation optical networking solutions for telecommunications carriers. The Cyras K2 product, which has become CIENA’s MetroDirector K2™, enables carriers of metropolitan area networks to consolidate multiple legacy network elements into a single switching platform.

      The transaction was recorded using the purchase accounting method with the allocation of the purchase price summarized below (in thousands):

Tangible assets	$80,712

Deferred tax asset	37,201

Developed technology	47,700

In-process research and development	45,900

Workforce	11,600

Goodwill	2,059,881

Deferred stock compensation	98,456

Acquisition costs	(14,790)

Other assumed liabilities	(19,495)

Convertible subordinated notes	(167,700)

Employee loans	7,784

Total purchase price	$2,187,249

      The amortization period for the goodwill and intangibles, based on management’s estimate of the useful life of the acquired technology, is three to seven years. As a result of the issuance of SFAS No. 142, amortization related to goodwill and workforce will continue through the end of fiscal 2001 but will no longer be recorded in subsequent fiscal years.

      In connection with the Cyras acquisition, the Company recorded a $45.9 million charge in the period ended April 30, 2001 for in-process research and development. This represents the estimated value of purchased in-process technology related to Cyras’s K2 product development that had not yet reached technological feasibility and had no alternative future use at the time of the acquisition. The amount of purchase price allocated to in-process research and development was determined using the discounted cash flow method. This method consisted of estimating future net cash flows attributable to in-process K2 technology for a discrete projection period and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology.

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

	Year Ended	Six Months Ended
	October 31,	April 30,
	2000	2001

Revenue	$858,750	$777,385

Net loss	$(274,330)	$(93,999)

Diluted net loss per common share

And dilutive potential common share	$(0.90)	$(0.32)

(3) CASH, SHORT-TERM AND LONG-TERM INVESTMENTS

      Cash, short-term and long-term investments are comprised of the following (in thousands):

	July 31, 2001

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Loses	Value

Corporate bonds	$384,568	$1,943	$—	$386,511

Asset backed obligations	85,320	389	94	85,615

Foreign debt securities	8,061	—	—	8,061

Equity securities	9,000	—	4,908	4,092

Commercial Paper	121,577	207	—	121,784

US obligations	290,657	1,698	—	292,355

Money market funds	869,604	—	—	869,604

	$1,768,787	$4,237	$5,002	$1,768,022

Included in cash and cash equivalents	$869,604	$—	$—	$869,604

Included in short-term investments	531,460	2,351	4,990	528,821

Included in long-term investments	367,723	1,886	12	369,597

	$1,768,787	$4,237	$5,002	$1,768,022

      As of October 31, 2000 the Company classified its investments as marketable debt securities held-to-maturity defined by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Such investments were recorded at their amortized cost and had $70,255 of unrealized gains and $32,000 of unrealized loss.

October 31,
2000

Commercial paper	$90,745

U.S. government obligations	4,386

Money market funds	143,187

$238,318

Included in cash and cash equivalents	$143,187

Included in short-term investments	95,131

$238,318

(4) INVENTORIES

      Inventories are comprised of the following (in thousands):

	October 31,	July 31,
	2000	2001

Raw materials	$52,576	$182,796

Work-in-process	48,300	74,650

Finished goods	58,641	100,585

	159,517	358,031

Less reserve for excess and obsolescence	(18,238)	(51,463)

	$141,279	$306,568

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

      In August 2000, Cyras issued $150 million of 4 1/2% convertible subordinated notes due August 15, 2005. Interest is payable on February 15 and August 15 of each year, beginning February 15, 2001. CIENA indirectly assumed the convertible subordinated notes on March 29, 2001 as a result of its acquisition of Cyras. CIENA recorded the estimated fair value of the notes on the date of the acquisition at $167.7 million. The notes may be converted into shares of CIENA’s common stock at any time before their maturity or their prior redemption. The conversion rate is 6.9137 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. Cyras Systems LLC is the successor to Cyras Systems Inc. and a wholly owned subsidiary of CIENA. If an IPO of Cyras Systems LLC has not occurred on or before March 31, 2002, CIENA will be obligated to make an offer to repurchase the notes at 118.9% of the principal balance thereof on April 30, 2002. CIENA is accreting the redemption premium over the remaining period to April 30, 2002, such that the carrying value of the notes equals the redemption price at the date of the redemption obligation. Accretion of the redemption premium was $3.5 million during the nine months ended July 31, 2001.

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

	Quarter ended July 31,		Nine months ended July 31,

	2000	2001	2000	2001

Net income	$28,155	$5,654	$55,624	$8,220

Weighted average shares-basic	282,258	324,368	279,848	305,965

Effect of dilutive securities:

Restricted stock	716	2,531	716	1,131

Employee stock options and warrants	16,816	10,978	18,012	12,626

Weighted average shares-diluted	299,790	337,877	298,576	319,722

Basic EPS	$0.10	$0.02	$0.20	$0.03

Diluted EPS	$0.09	$0.02	$0.19	$0.03

      Stock options to purchase 0.4 million and 19.7 million shares of common stock were outstanding during the quarters ended July 31, 2000 and July 31, 2001, respectively, but were not included in the computation of diluted EPS as the effect would be anti-dilutive. In addition, stock options to purchase 0.8 million and 12.1 million shares of common stock were outstanding during the nine months ended July 31, 2000 and July 31, 2001, respectively, but were not included in the computation of diluted EPS as the effect would be anti-dilutive.

(7) COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Quarter ended July 31,		Nine months ended July 31,

	2000	2001	2000	2001

Net income	$28,155	$5,654	$55,624	$8,220

Change in unrealized gain on available-for-sale securities, net of tax	—	(1,260)	—	(498)

Change in accumulated translation adjustments	(214)	(131)	(350)	(380)

Total comprehensive income	$27,941	$4,263	$55,274	$7,342

(8) STOCKHOLDERS’ EQUITY

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

      CIENA has increased the number of optical networking equipment customers from a total of twenty-seven customers during the first nine months ended July 31, 2000 to forty-eight customers for the nine months ended July 31, 2001. The Company intends to preserve and enhance its market leadership and eventually build on its installed base with new and additional products. CIENA believes that its product and service quality, manufacturing experience, and proven track record of delivery will enable it to endure competitive pricing pressure while concentrating on efforts to reduce product costs and maximize production efficiencies. See “Risk Factors”.

      As of July 31, 2001 CIENA employed 3,895 people, which was a net increase of 1,120 persons over the 2,775 employed on October 31, 2000.

Results of Operations

Three Months Ended July 31, 2000 Compared to Three Months Ended July 31, 2001

      Revenue. CIENA recognized $233.3 million and $458.1 million in revenue for the third quarters ended July 31, 2000 and 2001, respectively. The approximate $224.8 million or 96.4% increase in revenues in the third quarter 2001 compared to the third quarter 2000 was the result of an increase in revenues recognized from forty-five optical networking customers in the quarter ended July 31, 2001, as compared to twenty-two such customers in the same quarter of the prior year. Additionally, during the quarter ended July 31, 2001, two customers each accounted for 10% or more of CIENA’s quarterly revenue and combined accounted for 56.7% of CIENA’s quarterly revenue. This compares to the quarter ended July 31, 2000, where three customers each accounted for 10% or more of our quarterly revenue and combined accounted for 77.5% of our quarterly revenue. Revenues derived from foreign sales accounted for approximately 30.2% and 30.8% of our revenues during the third quarters ended July 31, 2000 and 2001, respectively.

      Revenues during CIENA’s third quarter fiscal 2001 were largely attributed to sales of long distance optical transport products such as MultiWave CoreStream™, MultiWave Sentry 4000™, MultiWave Sentry 1600™ systems, and sales of our intelligent optical core switching product, MultiWave CoreDirector™. Third quarter fiscal 2001 also had revenue contributions from sales of short distance optical transport products such as our MultiWave Metro™ as well as sales from our network management software LightWorks ON-Center™. This compares to CIENA’s third quarter fiscal 2000 revenues, which were largely attributed to sales of MultiWave CoreStream, MultiWave Sentry 4000 and MultiWave Sentry 1600 systems. Third quarter fiscal 2000 also had revenue contributions from sales of MultiWave Metro and MultiWave CoreDirector systems. Sales of the MultiWave CoreStream systems during both comparable periods included configurations for both 2.5 gigabits per second (“Gb/s”) and 10.0 Gb/s transmission rates.

      We expect revenues in the near term to be largely dependent upon sales to several existing customers and to be largely derived from continued sales of the MultiWave CoreStream and MultiWave CoreDirector systems. There are material risks associated with our dependence on these customers, as well as the successful ramping up of manufacturing of these products. See “Risk Factors”.

      Gross Profit. Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees, inventory obsolescence costs and overhead related to CIENA’s manufacturing and engineering, furnishing and installation operations. Gross profits were $105.1 million and $198.4 million for the third quarters ended July 31, 2000 and 2001, respectively. The approximate $93.3 million or 88.8% increase in gross profit in the third quarter 2001 compared to the second quarter 2000 was the result of increased revenues in the third quarter 2001 compared to third quarter 2000. Gross margin as a percentage of revenue was 45.1% and 43.3% for the third quarters 2000 and 2001, respectively. The decrease in gross margin percentage for the third quarter 2001 compared to the third quarter 2000 was largely attributable to increases relating to inventory obsolescence costs partially offset by reductions in royalty expense and favorable product mix. We incurred approximately $2.9 million and $31.2 million related to provisions for inventory obsolescence during the third quarters 2000 and 2001, respectively. The increase in the third quarter 2001 provision compared to the third quarter 2000 was primarily due to a faster than anticipated transition from our older generation long distance optical transport products, the MultiWave Sentry 1600 and MutliWave 4000 systems, to our latest generation long distance optical products.

      Our gross margins may be affected by a number of factors, including continued competitive market pricing, product mix, manufacturing volumes and efficiencies, inventory obsolescence expense and fluctuations in component costs. During the remainder of fiscal 2001, we may face continued pressure on gross margins, primarily as a result of changes in product mix and volumes which may effect manufacturing efficiencies, overhead costs, and inventory obsolescence costs. We also expect to face continued pressure on gross margins as a result of price discounting by competitors seeking to acquire market share. See “Risk Factors.”

      Research and Development Expenses. Research and development expenses (exclusive of stock compensation costs of $0 and $6.5 million) were $31.8 million and $65.8 million for the third quarters ended July 31, 2000 and 2001, respectively. During the third quarters 2000 and 2001, research and development expenses were 13.6% and 14.4% of revenue, respectively. The approximate $34.0 million or 107.0% increase in research and development expenses in the third quarter 2001 compared to the third quarter 2000 was the result of increases in staffing levels, consumption of prototype parts, depreciation expense, facility costs, and the utilization of outside consultants. We expect that our research and development expenditures will continue to increase during the remainder of fiscal year 2001 to support the continued development of optical transport products, intelligent optical core switching products, metropolitan switch products, the exploration of new or complementary technologies, and the pursuit of various cost reduction strategies. We expense research and development costs as incurred.

      Selling and Marketing Expenses. Selling and marketing expenses (exclusive of stock compensation costs of $0 and $6.9 million) were $24.4 million and $39.6 million for the third quarters ended July 31, 2000 and 2001, respectively. During the third quarters 2000 and 2001, selling and marketing expenses were 10.4% and 8.6% of revenue, respectively. The approximate $15.2 million or 62.6% increase in selling and marketing expenses in the third quarter 2001 compared to the third quarter 2000 was primarily the result of increased staffing levels in the areas of sales, technical assistance and field support. Increases in costs associated with tradeshow participation, utilization of outside consultants, facility costs, and depreciation expense also contributed to the comparable quarter to quarter selling and marketing expense increase. We anticipate that our selling and marketing expenses will increase during the remainder of fiscal year 2001 as additional personnel are hired and offices are opened, particularly in support of international market development, to allow us to pursue new market opportunities.

      General and Administrative Expenses. General and administrative expenses (exclusive of stock compensation costs of $0 and $8.8 million) were $9.3 million and $14.8 million for the third quarters ended July 31, 2000 and 2001, respectively. During the third quarters 2000 and 2001, general and administrative expenses were 4.0% and 3.2% of revenue, respectively. The approximate $5.5 million or 58.4% increase in general and administrative expenses from the third quarter 2000 compared to the third quarter 2001 was primarily the result of increased staffing levels, utilization of outside consultants and facility costs. We believe that our general and administrative expenses for the remainder of fiscal 2001 will increase due to the expansion of our administrative staff required to support our expanding operations.

      Settlement of Accrued Contract Obligation. The $8.5 million gain from settlement of accrued contract obligation relates to the July 2000 termination of certain accrued contract obligations that CIENA received from iaxis Limited, one of CIENA’s former European customers.

      Deferred Stock Compensation Costs. Deferred stock compensation costs were $22.2 million for the third quarter ended July 31, 2001. As part of our acquisition of Cyras we recorded $98.5 million of deferred stock compensation relating to the unvested stock options and restricted stock assumed in the acquisition. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized over the remaining vesting period of the applicable options.

      Amortization of Goodwill. Amortization of goodwill was $0.8 million and $75.6 million for the third quarters ended July 31, 2000 and 2001, respectively. On March 29, 2001, we acquired Cyras, which was accounted for under the purchase method of accounting. Accordingly, we recorded goodwill and workforce related intangibles of $2.1 billion representing the excess of the purchase price paid over the fair value of the net tangible and other intangible assets acquired. The goodwill and workforce from the Cyras purchase will be amortized straight-line based upon a three to seven-year period for the remainder of fiscal 2001 and as a result of the issuance of SFAS No. 142, the amortization will no longer be recorded in subsequent fiscal years.

      Amortization of Intangible Assets. Amortization of intangible assets was $0.1 million and $1.4 million for the third quarters ended July 31, 2000 and 2001, respectively. As part of our acquisition of Cyras we recorded $47.7 million worth of other intangible assets. The intangible assets from the Cyras purchase will be amortized over a seven year period.

      Provision for Doubtful Accounts. CIENA performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. CIENA maintains an allowance for potential losses when identified. CIENA’s allowance for doubtful accounts as of July 31, 2000 and October 31, 2000 was $10.5 million and $29.6 million, respectively. Approximately $8.5 million and $27.8 million as of July 31, 2000 and October 31, 2000, respectively, related to a provision made for doubtful accounts associated with iaxis Limited, one of CIENA’s former European customers. In September 2000, CIENA was informed that an administrative order had been issued by a London court against iaxis Limited. As a result of this order, joint administrators were appointed to manage the business of iaxis Limited while they marketed the business for sale and formulated a reorganization of the company. In November 2000, CIENA was notified that Dynegy Inc. and its subsidiaries had entered into a proposed agreement to acquire the assets and stock of iaxis Limited from the administrators. As a consequence of the terms of (a) the proposed agreement between the administrators of iaxis Limited, Dynegy and its subsidiaries, and of (b) a related sales agreement between CIENA and Dynegy, we expected to realize approximately $8.9 million of the gross outstanding accounts receivable balance due from iaxis Limited as of October 31, 2000. In July 2001 we realized approximately $15.4 million of the gross outstanding accounts receivable balance due from iaxis Limited primarily through our sales agreement with Dynegy. Accordingly, we recognized a reduction in our provision for doubtful accounts of $6.6 million for the period ended July 31, 2001.

      Interest and Other Income, Net. Interest income and other income (expense), net were $3.1 million and $19.8 million for the third quarters ended July 31, 2000 and 2001, respectively. The approximate $16.7 million increase in interest income and other income, net was attributable to higher cash and investment balances, resulting from our equity and debt offerings during February 2001. Other expense in the third quarter of fiscal 2001 also includes amortization of debt issuance costs attributable to the convertible notes.

      Interest Expense. Interest expense was $0.1 million and $11.3 million for the third quarters ended July 31, 2000 and 2001, respectively. Interest expense in the third quarter of fiscal 2000 was primarily related to capital lease obligations. Interest expense in the third quarter of fiscal 2001 consists of accrued interest associated with the convertible notes issued in February and the accretion of the redemption premium that is associated with the convertible subordinated notes assumed as part of the Cyras acquisition.

      Provision for Income Taxes. CIENA’s provision (benefit) for income taxes was $13.6 million and ($11.6) million for the third quarters ended July 31, 2000 and 2001, respectively. During the third quarters 2000 and 2001, the provision for income taxes were 32.5% of income and 195.6.% of loss before income taxes, respectively. As a result of the Cyras acquisition, we have recorded a significant amount of intangible asset amortization. The increase in the tax rate in the third quarter ended July 31, 2001 is largely the result of the amount of intangible asset amortization. Under the tax code, expenses recorded for the amortization of certain intangible assets (such as goodwill, deferred stock compensation and in-process research and development) are not deductible for tax purposes. The effect of these expenses is an increase in our effective tax rate. As a result of these significant nondeductible charges, it has been determined that the actual year to date effective tax rate represents the most appropriate estimate of the annual tax rate. Exclusive of these charges, CIENA’s effective income tax rate would have been 33.5% for the quarter ended July 31, 2001.

Nine Months Ended July 31, 2000 Compared to Nine Months Ended July 31, 2001

      Revenue. CIENA recognized $571.2 million and $1,235.5 million in revenue for the nine months ended July 31, 2000 and 2001, respectively. The approximate $664.3 million or 116.3% increase in revenues in the nine months ended July 31, 2001 compared to the nine months ended July 31, 2000 was the result of an increase in revenues recognized from forty-eight optical networking customers in the nine months ended July 31, 2001, as compared to twenty-seven such customers in the same period of the prior year. Additionally, during the nine months ended July 31, 2001, two optical transport equipment customers each accounted for 10% or more of CIENA’s revenue and combined accounted for 49.1% of CIENA’s revenue. This compares to the nine months ended July 31, 2000 where three customers each accounted for 10% or more of CIENA’s revenue and combined accounted for approximately 63.6% of CIENA’s revenue. Revenues derived from foreign sales accounted for approximately 32.5% and 21.6% of CIENA’s revenues during the nine months ended July 31, 2000 and 2001, respectively. The decrease in the percentage of foreign sales to total sales is largely reflective of the large growth in domestic revenues while international revenues have increased at a lower growth rate.

      Revenues during CIENA’s nine months ended July 31, 2001 were largely attributed to sales of long distance optical transport products such as MultiWave CoreStream, MultiWave Sentry 4000, MultiWave Sentry 1600 systems, and sales of our intelligent optical core switching product, MultiWave CoreDirector. Revenues during the nine months July 31, 2001 also had revenue contributions from sales of short distance optical transport products such as our MultiWave Metro as well as sales from our network management software LightWorks ON-Center. This compares to CIENA’s nine months ended July 31, 2000 revenues, which were largely attributed to sales of MultiWave CoreStream, MultiWave Sentry 4000 and MultiWave Sentry 1600 systems. Revenues during the nine months ended July 31, 2000 also had revenue contributions from sales of MultiWave Metro and MultiWave CoreDirector systems. Sales of the MultiWave CoreStream systems during both comparable periods included configurations for both 2.5 gigabits per second (“Gb/s”) and 10.0 Gb/s transmission rates.

      Gross Profit. Gross profits were $251.8 million and $552.5 million for the nine months ended July 31, 2000 and 2001, respectively. The approximate $300.7 million or 119.4% increase in gross profit in the first nine months of 2001 compared to the first nine months of 2000 was the result of increased revenues and improved gross margins during the first nine months of 2001. Gross margin as a percentage of revenues was 44.1% and 44.7% for the first nine months of 2000 and 2001, respectively. The increase in gross margin percentage during the first nine months of 2001 compared to the first nine months of 2000 was largely attributable to reductions in product costs, an increase in production efficiencies, and favorable product mix, partially offset by aggressive price competition resulting in lower selling prices for optical transport systems and increases relating to inventory obsolescence costs.

      Research and Development Expenses. Research and development expenses (exclusive of stock compensation costs of $0 and $8.1 million) were $89.7 million and $162.6 million for the nine months ended July 31, 2000 and 2001, respectively. During the first nine months of 2000 and 2001, research and development expenses were 15.7% and 13.2% of revenue, respectively. The approximate $73.0 million or 81.4% increase in research and development expenses in the first nine months of 2001 compared to the first nine months of 2000 was the result of increases in staffing levels, consumption of prototype materials, depreciation expense, and utilization of outside consultants for certain development. CIENA expenses research and development costs as incurred.

      Selling and Marketing Expenses. Selling and marketing expenses (exclusive of stock compensation costs of $0 and $7.4 million) were $62.8 million and $108.0 million for the nine months ended July 31, 2000 and 2001, respectively. During the first nine months of 2000 and 2001, selling and marketing expenses were 11.0% and 8.7% of revenue, respectively. The approximate $45.2 million or 72.0% increase in selling and marketing expenses in the first nine months of 2001 compared to the first nine months of 2000 was primarily the result of increased staffing levels in the areas of sales, technical assistance and field support, utilization of outside consultants, trade show participation, promotional costs, and depreciation expense.

      General and Administrative Expenses. General and administrative expenses (exclusive of stock compensation costs of $0 and $9.4 million) were $23.4 million and $42.7 million for the nine months ended July 31, 2000 and 2001, respectively. During the first nine months of 2000 and 2001, general and administrative expenses were 4.1% and 3.5% of revenue, respectively. The approximate $19.3 million or 82.7% increase in general and administrative expenses in the first nine months of 2001 compared to the first nine months of 2000 was primarily due to increases in staffing levels and outside consulting services.

      Settlement of Accrued Contract Obligation. The $8.5 million gain from settlement of accrued contract obligation relates to the July 2000 termination of certain accrued contract obligations that CIENA received from iaxis Limited, one of CIENA’s former European customers.

      Deferred Stock Compensation Costs. Deferred stock compensation costs were $25.0 million for the nine months ended July 31, 2001. As part of our acquisition of Cyras we recorded $98.5 million of deferred stock compensation relating to the unvested stock options and restricted stock assumed in the acquisition. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized over the remaining vesting period of the applicable options.

      Amortization of Goodwill. Amortization of goodwill was $2.4 million and $101.9 million for the nine months ended July 31, 2000 and 2001, respectively. On March 29, 2001, we acquired Cyras which was accounted for under the purchase method of accounting. Accordingly, we recorded goodwill and workforce related intangibles of approximately $2.1 billion representing the excess of the purchase price paid over the fair value of the net tangible and other intangible assets acquired. The goodwill and workforce from the Cyras purchase will be amortized straight-lined based upon a three to seven-year period for the remainder of fiscal 2001 and as a result of the issuance of SFAS No. 142, the amortization will no longer be recorded in subsequent fiscal years.

      Amortization of Intangible Assets. Amortization of intangible assets was $0.3 million and $2.5 million for the nine months ended July 31, 2000 and 2001, respectively. As part of our acquisition of Cyras we recorded $47.7 million worth of other intangible assets. The other intangible assets from the Cyras purchase will be amortized over a seven year period.

      In-Process Research and Development. In connection with the Cyras acquisition, the Company recorded a $45.9 million charge for the nine months ended July 31, 2001 for in-process research and development. This generally represents the estimated value of purchased in-process technology related to Cyras’s K2 product development that had not yet reached technological feasibility and had no alternative future use at the time of the acquisition. The amount of purchase price allocated to in-process research and development was determined using the discounted cash flow method. This method consisted of estimating future net cash flows attributable to the in-process K2 technology for a discrete projection period and discounting the net cash flows back to their present value.

      Provision for Doubtful Accounts. CIENA performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. CIENA maintains an allowance for potential losses when identified. CIENA’s allowance for doubtful accounts as of July 31, 2000 and October 31, 2000 was $10.5 million and $29.6 million, respectively. Approximately $8.5 million and $27.8 million as of July 31, 2000 and October 31, 2000, respectively, related to provisions made for doubtful accounts associated with iaxis Limited, one of CIENA’s former European customers. In September 2000, CIENA was informed that an administrative order had been issued by a London court against iaxis Limited. As a result of this order, joint administrators were appointed to manage the business of iaxis Limited while they marketed the business for sale and formulated a reorganization of the company. In November 2000, CIENA was notified that Dynegy Inc. and its subsidiaries had entered into a proposed agreement to acquire the assets and stock of iaxis Limited from the administrators. As a consequence of the terms of (a) the proposed agreement between the administrators of iaxis Limited, Dynegy and its subsidiaries, and of (b) a related sales agreement between CIENA and Dynegy, we expected to realize approximately $8.9 million of the gross outstanding accounts receivable balance due from iaxis Limited as of October 31, 2000. In July 2001 we realized approximately $15.4 million of the gross outstanding accounts receivable balance due from iaxis Limited primarily through our sales agreement with Dynegy. Accordingly, we recognized a reduction in our provision for doubtful accounts of $6.6 million for the nine months ended July 31, 2001.

      Interest and Other Income, Net. Interest income and other income, net were $9.5 million and $44.8 million for the nine months ended July 31, 2000 and 2001, respectively. The approximate $35.3 million increase in interest income and other income, net was attributable to higher cash and investment balances, resulting from our equity and debt offerings during February 2001. Other expense in the nine months ended July 31, 2001 also includes amortization of debt issuance costs attributable to the convertible notes.

      Interest Expense. Interest expense was $0.3 million and $18.5 million for the nine months ended July 31, 2000 and 2001, respectively. Interest expense during the nine months ended July 31, 2000 was primarily related to capital lease obligations. Interest expense during the nine months ended July 31, 2001 consists of accrued interest attributable to the convertible notes, and the accretion of the redemption premium that is associated with the convertible subordinated notes assumed as part of the Cyras acquisition.

      Provision for Income Taxes. CIENA’s provision for income taxes were $26.8 million and $88.5 million for the nine months ended July 31, 2000 and 2001, respectively. During the first nine months of 2000 and 2001, the provision for income taxes were 32.5% and 91.5% of income before income taxes, respectively.

The increase in the income tax rate in the first nine months of 2001 compared to 2000 resulted from recording non-deductible goodwill, deferred stock compensation and in-process research and development connected with the Cyras Acquisition. Under the tax code, expenses recorded for the amortization of certain intangible assets (such as goodwill, deferred stock compensation and in-process research and development) are not deductible for tax purposes. The effect of these expenses is an increase in our effective tax rate. As a result of these significant nondeductible charges, it has been determined that the actual year to date effective tax rate represents the most appropriate estimate of the annual tax rate. Exclusive of these charges, the Company’s effective income tax rate would have been 33.5% for the nine months ended July 31, 2001.

Liquidity and Capital Resources

      At July 31, 2001, CIENA’s principal source of liquidity was its cash and cash equivalents of $869.6 million, short-term investments of $528.8 million and long-term investments of $369.6 million.

      Cash provided by operations was $41.9 million and $95.1 million for the nine months ended July 31, 2000 and 2001 respectively. The increase of cash generated from operations was approximately $53.2 million from the first nine months of 2000 compared to the first nine months of 2001. The increases were principally attributable to non-cash charges of amortization, in-process research and development, provisions for inventory obsolescence and depreciation. This was offset by decreased net income, increases in inventory, accounts receivable, and prepaid expenses.

      Cash used in investing activities was $2.8 million and $948.3 million for the nine months ended July 31, 2000 and 2001 respectively. Investment activities included the net redemption of $84.8 million worth of short and long-term investments during the nine months ended July 31, 2000 and the net purchase of $803.3 million worth of short and long-term investments during the nine months ended July 30, 2001. Investment activities also include approximately $3.0 million and $8.0 million of equity investments in private companies for the nine months ended July 31, 2000 and 2001, respectively. Investment activities also included $84.6 million and $191.1 million invested in capital expenditures during the nine months ended July 31, 2000 and 2001, respectively. Of the amount invested in capital expenditures, $72.3 million and $174.6 million was used for additions to capital equipment and furniture and the remaining $12.3 million and $16.5 million was invested in leasehold improvements during the nine months ended July 31, 2000 and 2001, respectively. CIENA expects to use an additional $60.0 million of capital during the remainder of fiscal 2001 to complete the construction of leasehold improvements for its facilities and additional investments in capital equipment.

      Cash generated from financing activities for the nine months ended July 31, 2000 and 2001 was $27.4 million and $1.6 billion, respectively. Included in the financing activities for the nine months ended July 31, 2000 was cash generated from the exercise of employee stock options and the issuance of common stock of $27.4 million. On February 9, 2001, we completed a public offering of 11,000,000 shares of common stock at a price of $83.50 per share less underwriters’ discounts and commissions. Concurrent with the offering of common stock, CIENA completed a public offering of 3.75% convertible notes with an aggregate principal amount of $690 million. Net proceeds from these public offerings were approximately $1.6 billion, after deducting underwriting discounts, commissions and offering. Pending our use of the net proceeds, we have invested them in interest bearing, investment grade securities.

      We believe that our existing cash balances and investments, generated from our recently completed public offerings and cash flow from operations, will be sufficient to meet our liquidity and capital spending requirements for the next 18 to 24 months. However, possible investments in or acquisitions of complementary businesses, products or technologies may require additional financing prior to such time. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

Risk Factors

Our Results Can Be Unpredictable

      Our ability to recognize revenue during a quarter from a customer depends upon our ability to ship product and satisfy other contractual obligations of a customer sale in that quarter. In general, revenue and operating results in any reporting period may fluctuate due to factors including:

•	loss of a customer;

•	a change in the pricing of our products;

•	the timing and size of orders from customers;

•	changes in customers’ requirements, including changes or cancellations to orders from customers;

•	the introduction of new products by us or our competitors;

•	changes in the price or availability of components for our products;

•	readiness of customer sites for installation;

•	satisfaction of contractual customer acceptance criteria and related revenue recognition issues;

•	manufacturing and shipment delays and deferrals;

•	increased service, installation, warranty or repair costs;

•	the timing and amount of employer payroll tax to be paid on employee gains on stock options exercised; and

•	changes in general economic conditions as well as those specific to the telecommunications and intelligent optical networking industries.

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

      We have experienced rapid expansion in all areas of our operations, particularly in the manufacturing of our products. Our future operating results will depend on our ability to continue to manage the timely manufacturing of our products so that we can satisfy our delivery commitments to our customers. Our failure to meet our customer delivery commitments would harm our business, financial condition and results of operations.

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

Our Prospects Depend On Demand Which We Cannot Reliably Predict Or Control

      We may not anticipate changes in direction or magnitude of demand for our products. The product offerings of our competitors could adversely affect the demand for our products. In addition, unanticipated reductions in demand for our products could adversely affect us. The market for telecom equipment generally has significantly and drastically changed in recent months. Both we and our competitors have seen major decreases in customer purchasing plans leading to a greater inability to predict results.

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

      Customer determinations are subject to abrupt changes in response to their own competitive pressures, capital requirements and financial performance expectations. These changes could harm our business, and recent changes we have seen have made our future results less predictable.

Changes in our Customers’ Purchasing Plans May Increase The Unpredictability Of Our Results

      Unanticipated changes in customer purchasing plans create unpredictability in our results. Sales to our customers are characterized by large and often sporadic purchases, and depend upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent that service providers are affected by regulatory and business conditions in the country of operations. In recent months, we have seen an overall slowdown in customer demand. The timing and volume of purchases from our customers can also be more unpredictable due to factors such as their need to build a customer base, acquire rights of way and interconnections necessary to sell network service, and build out new capacity, all while working within their capital budget constraints. A portion of our anticipated revenue over the next several quarters is comprised of orders of less than $25 million each from several customers, some of which may involve extended payment terms or other financing assistance. A decline or delay in sales orders could have a material adverse effect on our business, operating results, and financial condition.

We May Not Be Able To Successfully Complete Development And Achieve Commercial Acceptance of New Products

      It is necessary for us to continually enhance each of our product lines to satisfy our customer’s requirements. Certain enhancements to our products are in the development phase and are not yet ready for commercial manufacturing or deployment. For example, we expect to offer additional feature enhancement releases of the MultiWave CoreDirector product line over the life of the product and continue to enhance features of our MultiWave CoreStream, MultiWave Metro and MetroDirector K2 products over the life of these products. The maturing process from laboratory prototype to customer trials, and subsequently to general availability, involves a number of steps, including:

•	completion of product development;

•	the qualification and multiple sourcing of critical components, including application-specific integrated circuits, referred to as ASICs;

•	validation of manufacturing methods and processes;

•	extensive quality assurance and reliability testing, and staffing of testing infrastructure;

•	validation of software;

•	establishment of systems integration and systems test validation requirements; and

•	identification and qualification of component suppliers.

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

      The markets for our MultiWave CoreDirector and MetroDirector K2 product lines are relatively new. We have not established commercial acceptance of these products, and we cannot be assured that the substantial sales and marketing efforts necessary to achieve commercial acceptance in traditionally long sales cycles will be successful. If the markets for these products do not develop or the products are not accepted by the market, our business, financial condition and results of operations would suffer.

We Face Intense Competition Which Could Hurt Our Sales And Profitability

      The market for optical networking equipment is extremely competitive. Competition in the optical networking installation and test services market is based on varying combinations of price, functionality, software functionality, manufacturing capability, installation, services, scalability and the ability of the system solution to meet customers’ immediate and future network requirements. A small number of very large companies, including Alcatel, Cisco Systems, Fujitsu Group, Hitachi, Lucent Technologies, NEC Corporation, Nortel Networks, Siemens AG and Telefon AB LM Ericsson, have historically dominated the telecommunications equipment industry. These companies have substantial financial, marketing, manufacturing and intellectual property resources. In addition, these companies have substantially greater resources to develop or acquire new technologies than we do and often have existing relationships with our potential customers. We sell systems that compete directly with product offerings of these companies and in some cases displace or replace equipment they have traditionally supplied for telecommunications networks. As such, we represent a specific threat to these companies. The continued expansion of our product offerings with the MultiWave CoreDirector and MetroDirector K2 product lines and enhancements to our MultiWave CoreStream product line likely will increase this perceived threat. We expect continued aggressive tactics from many of these competitors, including:

•	price discounting; particularly when a competitor is selling used equipment or inventory that a competitor has written down or written off;

•	early announcements of competing products and other marketing efforts;

•	“one-stop shopping” options;

•	customer financing assistance;

•	marketing and advertising assistance; and

•	intellectual property disputes.

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

Changes In Technology Or The Delays In The Deployment Of New Products Or New Product Features Could Hurt Our Near-Term Prospects

      The market for optical networking equipment is changing at a rapid pace. The accelerated pace of deregulation and the adoption of new technology in the telecommunications industry likely will intensify the competition for improved optical networking products. Our ability to develop, introduce and manufacture new and enhanced products will depend upon our ability to anticipate changes in technology, industry standards and customer requirements. Our failure to introduce new and enhanced products in a timely manner and to integrate these products with our existing product line in a timely manner could harm our competitive position and financial condition. Several of our new products, including the MultiWave CoreDirector, the MetroDirector K2 and enhancements to the MultiWave CoreStream, are based on complex technology which could result in unanticipated delays in the development, manufacturing or deployment of these products. In addition, our ability to recognize revenue from these products could be adversely affected by the extensive testing required for these products by our customers. The complexity of technology associated with support equipment for these products could also result in unanticipated delays in their deployment. These delays could harm our competitive and financial condition.

      Competitive products, the introduction of new products embodying new technologies, a change in the requirements of our customers, or the emergence of new industry standards could delay or hinder the purchase and deployment of our products and could render our existing products obsolete, unmarketable or uncompetitive from a pricing standpoint and would harm our business, financial condition and results of operations. The long certification process for new telecommunications equipment used in the networks of the regional Bell operating companies, referred to as RBOCs, and international post telephone and telegraph companies, referred to as PTTs, has in the past resulted in and may continue to result in unanticipated delays which may affect the timing and ability for us to deploy our products for the RBOC and PTT markets.

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

      Failures of components can affect customer confidence in our products and could adversely affect our financial performance and the reliability and performance of our products. On occasion, we have experienced delays in receipt of components and have received components that do not perform according to their specifications. Any future difficulty in obtaining sufficient and timely delivery of components could result in delays or reductions in product shipments which, in turn, could harm our business. A consolidation among suppliers of these components or adverse developments in their businesses affecting their ability to supply us, could adversely impact the availability of components on which we depend. Delayed deliveries of key components from these sources could adversely affect our business.

      Any delays in component availability for any of our products or test equipment could result in delays in deployment of these products and in our ability to recognize revenue from them. These delays could also harm our customer relationships and our results of operations.

We Rely On Contract Manufacturers For Our Products

      We rely on a small number of contract manufacturers to manufacture our MultiWave CoreDirector and MetroDirector K2 product lines and some of the components for our other products. The qualification of these manufacturers is an expensive and time-consuming process, and these contract manufacturers build modules for other companies, including our competitors. In addition, we do not have contracts in place with many of these manufacturers. We may not be able to effectively manage our relationships with our manufacturers and we cannot be certain that they will be able to fill our orders in a timely manner. We provide forecasts of our demand to our contract manufacturers several months prior to scheduled delivery of products. If we overestimate our future product requirements, the contract manufacturers may have excess inventory, which would increase our costs. Conversely, if we underestimate our future product requirements the contract manufacturer may not have enough product to meet our customer requirements and it could result in delays in the shipment of our products and our ability to recognize revenue. If we cannot effectively manage these manufacturers and forecast future demand or if they fail to deliver components in a timely manner, it may have an adverse effect on our business and results of operations and financial results.

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

Some Of Our Suppliers Are Also Our Competitors

      Some of our component suppliers are both primary sources for components and major competitors in the market for system equipment. For example, we buy components from Alcatel, Lucent Technologies, NEC Corporation, Nortel Networks, and Siemens AG.

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

We Face Risks Associated with our International Operations

      We market, sell and service our products globally. We have established offices around the world, including in North America, Europe, Latin America and in the Asia Pacific region. We will continue to expand our international operations and enter new international markets. This expansion will require significant management attention and financial resources to develop successfully direct and indirect international sales and support channels. We may not be able to maintain or increase international market demand for our products.

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

Our Success Largely Depends On Our Ability To Retain Key Personnel

      Our success has always depended in large on our ability to attract and retain highly-skilled technical, managerial, sales and marketing personnel, particularly those skilled and experienced with optical communications equipment. Our key founders and employees, together with the key founders and employees of our acquired companies, have received a substantial number of our shares and vested options that can be sold at substantial gains. In many cases, these individuals could become financially independent through these sales before our future products have matured into commercially deliverable products. These circumstances may make it difficult to retain and motivate these key personnel.

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

Part Of Our Strategy Involves Pursuing Strategic Acquisitions and Investments That May Not Be Successful

      As part of our strategy for growth, we will consider acquiring or making strategic investments in businesses that are intended to accelerate our product and service development processes and add complementary products and services. We may issue equity that would dilute our current shareholders’ percentage ownership or incur debt or assume indebtedness in connection with these acquisitions. In addition, we may incur significant amortization expenses related to goodwill and other intangible assets or incur large and immediate write-offs. Acquisitions and strategic investments involve numerous risks, including difficulties in integrating the operations, technologies, and products of the acquired companies; diversion of management’s attention from our core business; potential difficulties in completing projects of the acquired company; the potential loss of key employees of the acquired company; and dependence on unfamiliar or relatively small supply partners. In addition acquisitions and strategic investments involve significant risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions and of obtaining insufficient revenues to offset increased expenses associated with acquisitions. Mergers and acquisitions of optical networking companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition.

      We must also manage any growth effectively. Failure to manage growth effectively and successfully integrate acquisitions we made could harm our business and operating results in a material way.

Significant Leverage and Debt Service Obligations May Adversely Affect Our Cash Flow and Our Ability to Repay or Repurchase our Notes

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

      Our significant leverage could have important negative consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete;

•	placing us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources; and

•	making it difficult or impossible for us to pay the principal amount of the notes at maturity or the repurchase price of the notes upon a change of control, thereby causing an event of default under the indenture.

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

      The notes offered by us and the Cyras notes are not our only obligations. The indentures our the notes does not limit our ability, or that of our subsidiaries, to incur other indebtedness and liabilities. We may have difficulty paying what we owe under the notes if we or our subsidiaries incur additional indebtedness or other liabilities.

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

      Divergence between our actual results and our anticipated results, analyst estimates and public announcements by us, our competitors, or by customers will occur from time to time in the future, with resulting stock price volatility, irrespective of our overall year-to-year performance or long-term prospects. As long as we continue to depend on a limited customer base, and particularly when a substantial majority of their purchases consist of newly-introduced products, there is substantial risk that our quarterly results will vary widely.

Forward Looking Statements

      Some of the statements contained, or incorporated by reference, in this quarterly report discuss future expectations, contain projections of results of operations or financial condition or state other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed throughout this report, particularly under the heading “Risk Factors” above.

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

      Interest Rate Sensitivity. The Company maintains a short-term and long-term investment portfolio. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at July 31, 2001, the fair value of the portfolio would decline by approximately $84.3 million.

      Foreign Currency Exchange Risk. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results. Historically the Company’s primary exposures have been related to non-dollar denominated operating expenses in Europe and Asia where the Company sells primarily in U.S. dollars. The Company is prepared to hedge against fluctuations in foreign currency if this exposure becomes material. As of July 31, 2001, the assets and liabilities of the Company related to non-dollar denominated currencies were not material. Therefore we do not expect an increase or decrease of 10 percent in the foreign exchange rate would have a material impact on the Company’s financial position.

PART II. — OTHER INFORMATION

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

      On July 19, 2000, CIENA and CIENA Properties, Inc., a wholly owned subsidiary of CIENA, filed a complaint in the United States District Court for the District of Delaware requesting damages and injunctive relief against Corvis Corporation. The complaint charges Corvis Corporation with infringing three patents relating to CIENA’s optical networking communication systems and technology. On September 8, 2000, Corvis filed an Answer and Counterclaim alleging invalidity, non-infringement and unenforceability of the asserted patents, and tortious interference with prospective economic advantage. On February 7, 2001, CIENA and CIENA Properties, Inc. filed an amendment to the complaint to add two additional patents relating to CIENA’s optical networking communications systems and technology. On March 19, 2001, Corvis filed an Answer and Counter Claim to the amended complaint alleging invalidity, non-infringement and unenforceability of the newly asserted patents. The Company is in the discovery phase of the litigation and a trial date has been set for April 1, 2002. CIENA believes that Corvis’ counterclaims are without merit, and intends to defend itself vigorously.

Item 6. Exhibits and Reports on Form 8-K

       (a)       Exhibit       Description

       (b)       Reports on Form 8-K: No reports on Form 8-K were filed during the period.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIENA CORPORATION

Date: August 16, 2001	By:	/s/ Gary B. Smith

Gary B. Smith President, Chief Executive Officer and Director (Duly Authorized Officer)

Date: August 16, 2001	By:	/s/ Joseph R. Chinnici

Joseph R. Chinnici Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)