Form 10-Q
period 2002-01-31
CIENA CORP
filed 2002-02-21
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 21, 2002

Common stock. $.01 par value	328,730,443

Page 1 of 25 pages

CIENA CORPORATION

INDEX

FORM 10-Q

		PAGE NUMBER

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

	Consolidated Statements of Operations Quarters ended January 31, 2001 and January 31, 2002	3

	Consolidated Balance Sheets October 31, 2001 and January 31, 2002	4

	Consolidated Statements of Cash Flows Quarters ended January 31, 2001 and January 31, 2002	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 6.	Exhibits and Reports on Form 8-K	24

Signatures		25

Item 1. Financial Statements

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter ended January 31,

	2001	2002

Revenue	$351,989		$162,156
Cost of goods sold	191,837		139,687

Gross profit	160,152		22,469

Operating expenses:
Research and development (exclusive of $0 and $3,951 deferred stock compensation)	42,504		64,756
Selling and marketing (exclusive of $0 and $956 deferred stock compensation)	29,636		37,600
General and administrative (exclusive of $0 and $227 deferred stock compensation)	11,145		13,655
Deferred stock compensation costs	—		5,134
Amortization of goodwill	898		—
Amortization of intangible assets	109		1,813
Restructuring costs	—		6,828

Total operating expenses	84,292		129,786

Income (loss) from operations	75,860		(107,317)
Interest and other income (expense), net	4,296		16,172
Interest expense	(87)		(10,505)
Loss on equity investments, net	—		(5,306)

Income (loss) before income taxes	80,069		(106,956)
Provision (benefit) for income taxes	26,823		(36,365)

Net income (loss)	$53,246		$(70,591)

Basic net income (loss) per common share	$0.19		$(0.22)

Diluted net income (loss) per common share and dilutive potential common share	$0.18	$	(0.22)

Weighted average basic common shares outstanding	287,001		327,620

Weighted average basic common and dilutive potential common shares outstanding	300,956		327,620

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31,	January 31,
	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$397,890	$472,533
Short-term investments	902,594	1,051,117
Accounts receivable, net of allowance of ($1,491 and $1,100)	395,063	150,221
Inventories, net	254,968	250,191
Deferred income taxes	186,861	60,234
Prepaid expenses and other	53,713	47,110

Total current assets	2,191,089	2,031,406
Long-term investments	494,657	416,330
Equipment, furniture and fixtures, net	331,490	316,039
Goodwill	178,891	178,891
Other intangible assets, net	47,874	46,061
Deferred income taxes	—	160,496
Other assets	73,300	69,555

Total assets	$3,317,301	$3,218,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,735	$46,962
Accrued liabilities	148,523	125,883
Income taxes payable	6,649	6,399
Deferred revenue	29,480	21,435
Other current obligations	995	1,159
Convertible notes payable	—	176,533

Total current liabilities	254,382	378,371
Deferred income taxes	64,072	58,318
Long-term deferred revenue	—	17,984
Other long-term obligations	5,982	5,740
Convertible notes payable	863,883	690,000

Total liabilities	1,188,319	1,150,413
Commitments and contingencies
Stockholders’ equity:
Preferred stock – par value $.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $.01; 980,000,000 shares authorized; 328,022,264 and 328,577,712 shares issued and outstanding	3,280	3,286
Additional paid-in capital	3,667,512	3,676,192
Notes receivable from stockholders	(3,236)	(2,453)
Accumulated other comprehensive income	4,842	5,347
Accumulated deficit	(1,543,416)	(1,614,007)

Total stockholders’ equity	2,128,982	2,068,365

Total liabilities and stockholders’ equity	$3,317,301	$3,218,778

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended January 31,

	2001	2002

Cash flows from operating activities:
Net income (loss)	$53,246	$(70,591)
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit related to the exercise of stock options	50,067	—
Non-cash loss on equity investments, net	—	3,321
Accretion of redemption premium	—	2,650
Effect of accumulated other comprehensive income (loss)	(659)	930
Depreciation and amortization	19,773	32,363
Amortization of goodwill, other intangibles, deferred stock compensation and debt issuance costs	1,007	7,703
Provision for inventory excess and obsolescence	5,701	20,414
Provision for warranty and other contractual obligations	7,811	5,526
Changes in assets and liabilities:
Accounts receivable	(2,046)	243,315
Prepaid expenses and other	(5,216)	9,541
Inventories	(71,643)	(15,637)
Deferred income tax asset	(23,244)	(33,869)
Accounts payable and accrued liabilities	10,665	(32,531)
Income taxes payable	(217)	(250)
Deferred income tax liability	—	(5,754)
Deferred revenue and other obligations	9,192	9,939

Net cash provided by operating activities	54,437	177,070

Cash flows from investing activities:
Additions to equipment, furniture and fixtures	(42,166)	(29,531)
Maturities of available for sale securities	44,653	223,894
Purchases of available for sale securities	(32,480)	(300,255)

Net cash used in investing activities	(29,993)	(105,892)

Cash flows from financing activities:
Net proceeds from (repayment of) other obligations	474	(313)
Proceeds from issuance of common stock	8,590	2,995
Repayment of notes receivable from stockholders	30	783

Net cash provided by financing activities	9,094	3,465

Net increase in cash and cash equivalents	33,538	74,643
Cash and cash equivalents at beginning of period	143,187	397,890

Cash and cash equivalents at end of period	$176,725	$472,533

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) SIGNIFICANT ACCOUNTING POLICIES

  Interim Financial Statements

     The interim financial statements included herein for CIENA Corporation (the “Company” or “CIENA”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial position of the Company at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the Company’s October 31, 2001 audited consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for the fiscal year ended October 31, 2001.

  Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements requires CIENA to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, CIENA evaluates its estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, and contingencies and litigation. CIENA bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. CIENA believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     CIENA recognizes product revenue in accordance with the shipping terms specified and where collection is reasonably assured. For transactions where CIENA has yet to obtain customer acceptance, revenue is deferred until the terms of acceptance are satisfied. Revenue for installation services is recognized as the services are performed unless the terms of the supply contract combine product acceptance with installation, in which case, revenues for installation services are recognized when the terms of acceptance are satisfied and installation is completed. Revenues from installation service fixed price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets. For transactions involving the sale of software, revenue is recognized in accordance with Statement of Position No. 97-2 (SOP 97-2), “Software Revenue Recognition”, including deferral of revenue recognition in instances where vendor specific objective evidence for undelivered elements is not determinable. For distributor sales where risks of ownership have not transferred, CIENA recognizes revenue when the product is shipped through to the end user.

     CIENA maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of CIENA’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     CIENA provides for the estimated cost of product warranties at the time revenue is recognized. While CIENA engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, CIENA’s warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from CIENA’s estimates, revisions to the estimated warranty liability would be required.

     CIENA writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     CIENA holds minority interests in companies having operations or technology in areas within its strategic focus, some of which are publicly traded and have highly volatile share prices. CIENA records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

     Although realization is not assured, CIENA has concluded that it is more likely than not that the deferred tax assets as of January 31, 2002 will be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should CIENA determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

  Newly Issued Accounting Standards

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligation” (SFAS No. 143). SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. The effect of adoption of this standard on the Company’s results of operations and financial positions is being evaluated.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of”. The effect of adoption of this standard on the Company’s results of operations and financial positions is being evaluated

  Reclassification

     Certain prior year amounts have been reclassified to conform to current year consolidated financial statement presentation.

(2) Goodwill and Other Intangible Asset – Adoption of Statement 142

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

     SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment, for fiscal years beginning after October 31, 2001. SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets”. The Company adopted the provisions of this standard for its first quarter of fiscal 2002.

     The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had SFAS 142 been in effect for the first quarter of fiscal 2001 (in thousands, except per share amounts):

	Three Months Ended January 31,

	2001	2002

Net income (loss)	$53,246	$(70,591)
Adjustments:
Amortization of goodwill	898	—

Adjusted net income (loss)	$54,144	$(70,591)

Weighted average shares-basic	287,001	327,620

Weighted average shares-diluted	300,956	327,620

Adjusted basic EPS	$0.19	$(0.22)

Adjusted diluted EPS	$0.18	$(0.22)

Reported basic EPS	$0.19	$(0.22)

Reported diluted EPS	$0.18	$(0.22)

     There was no impairment of goodwill recorded for the first quarter ended January 31, 2002.

(3) INVENTORIES

     Inventories are comprised of the following (in thousands):

	October 31,	January 31,
	2001	2002

Raw materials	$161,837	$167,936
Work-in-process	75,669	49,473
Finished goods	71,266	92,737

	308,772	310,146
Less reserve for excess and obsolescence	(53,804)	(59,955)

	$254,968	$250,191

(4) EARNINGS PER SHARE CALCULATION

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

	Quarter ended January 31,

	2001	2002

Net income (loss)	$53,246	$(70,591)

Weighted average shares-basic	287,001	327,620
Effect of dilutive securities:
Employee stock options and warrants	13,955	—

Weighted average shares-diluted	300,956	327,620

Basic EPS	$0.19	$(0.22)

Diluted EPS	$0.18	$(0.22)

     During the quarter ended January 31, 2001 and January 31, 2002, approximately 8,044,000 and 37,717,000, respectively, weighted shares from employee stock options and restricted stock were not included in the computation of diluted EPS because the effect would be anti-dilutive.

(5) COMPREHENSIVE INCOME

     The components of comprehensive income are as follows (in thousands):

	Quarter ended January 31,

	2001	2002

Net income (loss)	$53,246	$(70,591)
Changes in net unrealized gains on investments	—	450
Change in accumulated translation adjustments	93	55

Total comprehensive income (loss)	$53,339	$(70,086)

(6) RESTRUCTURING CHARGE AND RELATED ACCRUAL

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

     On November 12, 2001, the Company announced a workforce reduction of approximately 380 employees concentrated in manufacturing operations staff. CIENA recorded a restructuring charge of $6.8 million associated with this action, in the first quarter of fiscal 2002. On February 5, 2002, CIENA announced a workforce reduction of approximately 400 employees largely concentrated in manufacturing operations and research and development activities associated with the closure of our Marlborough, Massachusetts, research and development facility. CIENA expects to record a restructuring charge of between $9.0 million and $11.0 million in the second quarter of fiscal 2002 associated with the February 5, 2002 workforce reduction, lease terminations, non-cancelable lease costs and the write-down of certain property, equipment and leasehold improvements.

     The following table displays the activity and balances of the restructuring reserve account for the period ended January 31, 2002 (in thousands):

	Restructure charges

		Reserves recorded during
	Balance at	the Quarter ended	Non-cash	Cash	Balance
	Oct 31, 2001	Jan 31, 2002	reduction	reduction	Jan 31, 2002

Workforce reduction	$—	$5,685	$557	$4,059	$1,069
Consolidation of excess facilities and other charges	15,439	1,143	10,752	1,065	4,765

Total	$15,439	$6,828	$11,309	$5,124	$5,834

(7) SUBSEQUENT EVENTS

     On February 18, 2002, CIENA announced that it had entered into an agreement to acquire by merger ONI Systems Corp. (“ONI”), a NASDAQ-listed corporation headquartered in San Jose, California. ONI is a provider of optical networking equipment specifically designed to address bandwidth and service limitations of regional and metropolitan networks. Under the terms of the agreement, each outstanding share of capital stock of ONI will be exchanged for 0.7104 shares of CIENA common stock, and CIENA will assume all of ONI’s outstanding options and warrants as well as its outstanding convertible debt. Based on the closing price of CIENA common stock on Friday, February 15, 2002, the transaction is valued at approximately $900.0 million. CIENA expects to complete the acquisition during the second or third calendar quarter of 2002. The ONI acquisition is subject to various conditions and approval by appropriate government agencies and the stockholders of CIENA and ONI.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. CIENA has set forth in its Form 10-K Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors,” as filed with the Securities and Exchange Commission on December 13, 2001, a detailed statement of risks and uncertainties relating to the Company’s business. In addition, set forth below under the heading “Risk Factors” is a further discussion of certain of those risks as they relate to the period covered by this report, the Company’s near-term outlook with respect thereto, and the forward-looking statements set forth herein. Investors should review this quarterly report in combination with the Form 10-K in order to have a more complete understanding of the principal risks associated with an investment in the Company’s Common Stock.

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

     For much of the last five years the market for our equipment has been influenced by the entry into the communications services business of a substantial number of new companies. In the United States, this was due largely to changes in the regulatory environment, in particular those brought about by the Telecommunications Act of 1996. These new companies raised billions of dollars in capital, much of which they invested in new plant, causing an acceleration in the growth of the market for telecommunications equipment.

     The last year or so has seen a reversal of this trend, including the failure of a large number of the new entrants and a sharp contraction of the availability of capital to the industry. This, in turn, has caused a substantial reduction in demand for telecommunications equipment, including our products.

     This industry trend has been compounded by the slowing not only of the United States economy, but the economies in virtually all of the countries in which we are marketing our products. Moreover, the economic uncertainty has been accentuated by the events of September 11, 2001. The combination of these factors has caused most of our customers to become more conservative in their capital investment plans and more uncertain about their future purchases. As a consequence, we are facing a market that is both reduced in absolute size and more difficult to predict and plan for. We recently received information that leads us to believe that two of our historically most important customers may purchase significantly less from us than they had previously indicated. As a result, we now anticipate that our fiscal second quarter revenue is likely to be in the neighborhood of $100 million. See “Risk Factors.”

     As of January 31, 2002, CIENA and its subsidiaries employed approximately 3,294 persons, which was a reduction of 484 persons from the approximate 3,778 employed on October 31, 2001. On November 12, 2001, we announced a workforce reduction of approximately 380 employees concentrated in manufacturing operations staff. We recorded a restructuring charge of $6.8 million associated with this action, in the first quarter of fiscal 2002. On November 16, 2001, CIENA sold 80.1% of its ownership in ATI International Investments, Inc., the parent company of ATI Telecom International Ltd. (“Alta”), which resulted in a reduction of approximately 84 employees concentrated in engineering, furnishing and installation operations staff. On February 5, 2002, we announced a workforce reduction of approximately 400 employees largely concentrated in manufacturing operations and research and development activities associated with the closure of our Marlborough, Massachusetts, research and development facility. We expect to record a restructuring charge of between $9.0 million and $11.0 million in our second quarter of fiscal 2002 associated with the February 5, 2002 workforce reduction, lease terminations, non-cancelable lease costs and the write-down of certain property, equipment and leasehold improvements.

     On February 18, 2002, CIENA announced that it had entered into an agreement to acquire by merger ONI Systems Corp. (“ONI”), a NASDAQ-listed corporation headquartered in San Jose, California. ONI is a provider of optical networking equipment specifically designed to address bandwidth and service limitations of regional and metropolitan networks. Under the terms of the agreement, each outstanding share of capital stock of ONI will be exchanged for 0.7104 shares of CIENA common stock, and CIENA will assume all of ONI’s outstanding options and warrants as well as its outstanding convertible debt. Based on the closing price of CIENA common stock on Friday, February 15, 2002, the transaction is valued at approximately $900.0 million. CIENA expects to complete the acquisition during the second or third calendar quarter of 2002. The ONI acquisition is subject to various conditions and approval by appropriate government agencies and the stockholders of CIENA and ONI. CIENA expects to issue approximately 100,500,000 shares of its common stock in the acquisition and will become obligated for ONI’s $300 million issue of convertible subordinated debt. See “Risk Factors” below.

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements requires CIENA to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, CIENA evaluates its estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, and contingencies and litigation. CIENA bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. CIENA believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

     CIENA maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of CIENA’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     CIENA provides for the estimated cost of product warranties at the time revenue is recognized. While CIENA engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, CIENA’s warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from CIENA’s estimates, revisions to the estimated warranty liability would be required.

     CIENA writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     CIENA holds minority interests in companies having operations or technology in areas within its strategic focus, some of which are publicly traded and have highly volatile share prices. CIENA records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

     Although realization is not assured, CIENA has concluded that it is more likely than not that the deferred tax assets as of January 31, 2002 will be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should CIENA determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Results of Operations

Three Months Ended January 31, 2001 Compared to Three Months Ended January 31, 2002

     Revenue. CIENA recognized revenues of $352.0 million and $162.2 million for the quarters ended January 31, 2001 and 2002, respectively. The approximate $189.8 million or 53.9% decrease in revenues in the first quarter 2002 compared to the first quarter 2001 was the result of a decrease in revenues recognized from 41 different optical networking equipment customers in the quarter ended January 31, 2002, as compared to 30 such customers in the same quarter of the prior year. Additionally, during the quarter ended January 31, 2002, each of two optical networking equipment customers accounted for 10% or more of CIENA’s quarterly revenue and, combined, accounted for 52.2% of CIENA’s quarterly revenue. This compares to the quarter ended January 31, 2001 where each of three optical transport equipment customers accounted for 10% or more of the Company’s quarterly revenue and, combined, accounted for approximately 62.3%. Revenues derived from foreign sales accounted for approximately 42.0% and 22.4% of the Company’s revenues during the quarters ended January 31, 2001 and January 31, 2002, respectively.

     Revenues during CIENA’s first quarter 2002 were largely derived from sales of our long distance optical transport products and intelligent core switching products. CIENA’s first quarter 2001 revenues, were largely derived from sales of our long distance optical transport products. Revenue derived from services accounted for approximately 5.3% and 13.7% of revenue during the first quarters of 2001 and 2002, respectively.

     Gross Profit. Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees, inventory obsolescence costs and overhead related to the Company’s manufacturing and engineering, furnishing and installation (“EF&I”) operations. Gross profits were $160.2 million and $22.5 million for the quarters ended January 31, 2001 and 2002, respectively. The approximate $137.7 million or 86.0% decrease in gross profit from the first quarter 2002 to the first quarter 2001 was the result of decreased revenues and gross profit margin. Gross margin was 45.5% and 13.9% of revenues for the first fiscal quarters of 2001 and 2002, respectively. The decrease was largely attributable to increases in inventory obsolescence costs, lower manufacturing volumes resulting in reduced manufacturing efficiencies, and changes in product mix resulting in sales of a higher proportion of revenue from lower margin installation and tech support services.

     As discussed above, our current ability to make reliable forecasts for fiscal 2002 is limited. It is possible, however, that we could continue to experience reductions of gross margins compared to fiscal 2001 as a result of one or more of several factors, including changes in product mix, downward pressure on pricing due to more aggressive competition, decreased manufacturing efficiencies, increases in inventory obsolescence, and increased costs of components.

     Research and Development Expenses. Research and development expenses (exclusive of stock compensation costs of $0 and $4.0 million) were $42.5 million and $64.8 million for the quarters ended January 31, 2001 and 2002, respectively. During the first quarters of 2001 and 2002, research and development expenses were 12.1% and 39.9% of revenue, respectively. The approximate $22.3 million or 52.4% increase in research and development expenses in the first quarter 2002 compared to the first quarter 2001 was the result of increases in staffing levels, depreciation expense, and facilities-related costs. CIENA expenses research and development costs as incurred.

     Selling and Marketing Expenses. Selling and marketing expenses (exclusive of stock compensation costs of $0 and $1.0 million) were $29.6 million and $37.6 million for the quarters ended January 31, 2001 and 2002, respectively. During the first quarters of 2001 and 2002, selling and marketing expenses were 8.4% and 23.2% of revenues, respectively. The approximate $8.0 million or 26.9% increase in selling and marketing expenses in the first quarter 2002 compared to the first quarter 2001 was primarily the result of increased staffing levels in the areas of sales, marketing, technical assistance and field support, depreciation expense and facilities-related costs.

     General and Administrative Expenses. General and administrative expenses (exclusive of stock compensation costs of $0 and $0.2 million) were $11.1 million and $13.7 million for the quarters ended January 31, 2001 and 2002, respectively. General and administrative expenses were 3.2% and 8.4% of revenues, respectively. The approximate $2.5 million or 22.5% increase in general and administrative expenses was primarily the result of increases in outside consulting services and facilities-related costs.

     Deferred Stock Compensation Costs. Deferred stock compensation costs were $5.1 million for the three months ended January 31, 2002. As part of our acquisition of Cyras, we recorded $98.5 million of deferred stock compensation related to the unvested stock options and restricted stock assumed in the acquisition. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized over the remaining vesting period of the applicable options. As of January 31, 2002 the balance of unearned deferred stock compensation was $44.2 million.

     Amortization of Goodwill. Amortization of goodwill was $0.9 million for the three months ended January 2001. In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment, for fiscal years beginning after October 31, 2001. SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets”. The Company adopted the provisions of this standard for its first quarter of fiscal 2002. There was no impairment of goodwill recorded for the quarter ended January 31, 2002.

     Amortization of Intangible Assets. Amortization of intangible assets was $0.1 million and $1.8 million for the three months ended January 2001 and 2002, respectively. As part of our acquisition of Cyras we recorded $47.7 million worth of other intangible assets. The intangible assets from the Cyras purchase are being amortized over a seven-year period.

     Restructuring Costs. On November 12, 2001, we announced a workforce reduction of approximately 380 employees concentrated in manufacturing operations staff. We recorded a restructuring charge of $6.8 million associated with this action in the first quarter of fiscal 2002. On February 5, 2002, we announced a workforce reduction of approximately 400 employees largely concentrated in manufacturing operations and research and development activities associated with the closure of our Marlborough, Massachusetts, research and development facility. We expect to record a restructuring charge of between $9.0 million and $11.0 million in our second quarter of fiscal 2002 associated with the February 5, 2002 workforce reduction, lease terminations, non-cancelable lease costs and the write-down of certain property, equipment and leasehold improvements.

     Interest and Other Income (Expense), Net. Interest income and other income (expense), net were $4.3 million and $16.2 million for the first quarters ended January 31, 2001 and 2002, respectively. The approximate $11.9 million or 276.4% increase in interest income and other income (expense), net was largely attributable to higher invested cash balances.

     Interest Expense. Interest expense was $0.1 million and $10.5 million for the quarters ended January 31, 2001 and 2002, respectively. The $10.4 million or 119.7% increase in interest expense was attributable to the increase in our debt obligations between the two periods.

     Loss on Equity Investments, Net. Loss on equity investments, net was $5.3 million for the first quarter of fiscal 2002. We realized a loss of approximately $1.9 million from the sale of a public equity investment and a loss of approximately $6.2 million from a decline in the fair value of a public equity investment that was determined to be other than temporary. On November 16, 2001 CIENA sold 80.1% of its ownership in ATI International Investments, Inc., the parent company of ATI Telecom International Ltd. (“Alta”), which resulted in a gain of approximately $2.8 million. CIENA retains a 19.9% ownership in ATI International Investments, Inc.

     Provision (Benefit) for Income Taxes. CIENA’s provision for income taxes was $26.8 million for the quarter ended January 31, 2001. We recorded a tax benefit of $36.4 million for the quarter ended January 31, 2002. During the first quarters of 2001 and 2002, the tax rate used for income taxes were 33.5% and 34.0% of income (loss) before income taxes, respectively. The increase in the income tax rate in first quarter 2002 compared to first quarter 2001 was due to a reduction in the marginal benefits derived from research and development credits. As of January 31, 2002 CIENA’s deferred tax asset was $220.7 million. The realization of this asset could be adversely affected if future earnings are lower than anticipated.

Liquidity and Capital Resources

     At January 31, 2002, CIENA’s principal source of liquidity was its cash and cash equivalents, short-term and long-term investments. The Company had $472.5 million in cash and cash equivalents, and $1,467.4 million in short-term and long-term investments.

     The Company’s operating activities provided cash of $177.1 million and $54.4 million for the three months ended January 31, 2002 and 2001, respectively. Cash provided by operations for the three months ended January 31, 2002 was primarily attributable to net loss adjusted for the non-cash charges of depreciation and amortization, decreases in accounts receivable, and the increase in provisions for inventory obsolescence, and warranty, offset by increases in inventory, accounts payable and deferred income tax assets.

     Cash used in investing activities for three months ended January 31, 2002 and 2001, was $105.9 million and $30.0 million, respectively. Included in investment activities were additions to capital equipment and leasehold improvements for the three months ended January 31, 2002 and 2001, of $29.5 million and $42.2 million, respectively. The capital equipment expenditures were primarily for test, manufacturing and computer equipment. The Company expects additional combined capital equipment and leasehold improvement expenditures of approximately $60.5 million to be made during the remaining nine months of fiscal 2002 to support selling and marketing, manufacturing and product development activities and the construction of leasehold improvements for its facilities.

     We generated $3.5 million and $9.1 million in cash from financing activities in the three months ended January 31, 2002 and 2001, respectively. During the three months ended January 31, 2002 and 2001, cash from financing activities included receipts of $3.0 million and $8.6 million from the exercise of stock options, respectively.

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

     When the merger with ONI Systems, Inc. is consummated (assuming that the necessary shareholder and regulatory approvals are obtained), we will acquire to the cash, cash equivalents, short-term and long-term investments held by ONI and assume ONI’s debt obligations. As of December 31, 2001, ONI had approximately $678.8 million in cash, cash equivalents and short-term and long-term investments and had outstanding $300 million of 5% convertible subordinated debentures, due October 15, 2002.

     CIENA does not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

     We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements for the next 18 to 24 months. However, possible investments in or acquisitions of complementary businesses, products or technologies may require additional financing prior to such time. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

Quarterly Adjusted Results of Operations

     The table below (in thousands, except per share data) sets forth as adjusted net income and as adjusted net income per share data to assist readers in understanding our operating results. These adjustments are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from the presentation of financial information provided by other companies:

	Jan. 31,	Jan. 31,
	2001	2002

Net income (loss)	$53,246	$(70,591)
Payroll tax on stock options	1,280	29
Deferred stock compensation costs	—	5,134
Amortization of goodwill	898	—
Amortization of intangible assets	109	1,813
Restructuring costs	—	6,828
Loss on equity investments, net	—	5,306
Income tax effect	(767)	(5,180)

Adjusted net income (loss)	$54,766	$(56,661)

As adjusted diluted net income (loss) per common share and dilutive potential common share	$0.18	$(0.17)

Weighted average basic common and dilutive potential common share	300,956	327,620

Risk Factors

     Investing in our securities involves a high degree of risk. In addition to the other information contained in this quarterly report, including the reports we incorporate by reference, you should consider the following factors before investing in our securities.

Our Business Has Been Adversely Affected by Recent Developments in the Communications Industry and the Economy in General

     For much of the last five years, the market for our equipment has been influenced by the entry into the communications services business of a substantial number of new companies. In the United States this was due largely to changes in the regulatory environment, in particular those brought about by the Telecommunications Act of 1996. These new companies raised billions of dollars in capital, much of which they invested in new plants, causing an acceleration in the growth of the market for telecommunications equipment.

     The last year or so has seen a reversal of this trend, including the failure of a large number of the new entrants and a sharp contraction of the availability of capital to the industry. This, in turn, has caused a substantial reduction in demand for telecommunications equipment, including our products.

     This industry trend has been compounded by the slowing not only of the United States economy, but the economies in virtually all of the countries in which we are marketing our products. Moreover, the economic uncertainty has been accentuated by the events of September 11, 2001. The combination of these factors has caused most of our customers to become more conservative in their capital investment plans and more uncertain about their future purchases. As a consequence, we are facing a market that is both reduced in absolute size and more difficult to predict and plan for.

     We expect the factors described above to affect our business, for at least several quarters if not longer, in several significant ways compared to the recent past:

•	it is likely that our markets will be characterized by reduced capital expenditures by our customers; our ability to forecast the volume and product mix of our sales will be substantially reduced;

•	managing our expenditures will be significantly more difficult in light of the uncertainties surrounding our business;

•	increased competition resulting from reduced demand will put substantial downward pressures on the pricing of our products, tending to reduce our profit margins;

•	increased competition has also enabled customers to insist on more favorable terms and conditions for sales, including extended payment terms or other financing assistance, as a condition of procuring their business; and

•	the result in any or combination of these factors could be reduced revenues and profitability and perhaps losses in particular periods or for the entire year.

     We recently received information that leads us to believe that two of our historically most important customers may purchase significantly less from us than they had previously indicated. As a result, we now expect that our fiscal second quarter revenue is likely to be in the neighborhood of $100 million. We believe that the decline in purchases by these customers is temporary, we cannot now predict when they can be expected to return to levels more representative of past volumes.

Economic Conditions May Require Us to Reduce the Size of Our Business Further

     In November, 2001, and again in February, 2002, we undertook significant reductions in force, accompanied by dispositions of assets, as part of our effort to reduce the size of our operations to better match the reduced sales of our products and services. Weakness in the global economy generally and the telecommunications equipment market in particular continue to affect our business substantially. If those conditions continue, we may be required to undertake further reductions in capacity. Any such steps would likely result in significant charges from write-downs or write-offs of assets, costs of lease terminations, and expenses resulting from the termination of personnel.

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

We May Not Be Able to Successfully Complete Development and Achieve Commercial Acceptance of New Products

     It is necessary for us to continually enhance our products. Certain enhancements to our products are in the development phase and are not yet ready for commercial manufacturing or deployment. For example, we expect to offer additional feature enhancement releases of the MultiWave CoreDirector product line over the life of the product and we expect to continue to enhance features of our MultiWave CoreStream, MultiWave Metro and MultiWave MetroDirector K2 products over the life of these products. The maturing process from laboratory prototype to customer trials, and subsequently to general availability, involves a number of steps, including:

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

We Face Intense Competition which Could Hurt Our Sales and Profitability

     The market for optical networking equipment is extremely competitive. Competition in the optical networking market is based on varying combinations of price, functionality, software functionality, manufacturing capability, installation, services, scalability and the ability of the system solution to meet customers’ immediate and future network requirements. A small number of very large companies, including Alcatel, Cisco Systems, Fujitsu Group, Hitachi, Lucent Technologies, NEC Corporation, Nortel Networks, Siemens AG and Telefon AB LM Ericsson, have historically dominated the telecommunications equipment industry. They all have substantial financial, marketing, manufacturing and intellectual property resources and greater resources than CIENA, to develop or acquire new technologies than we do. They also often have existing relationships with our potential customers.

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

Concentration of Customers

     Although the number of customers who make purchases from us continues to grow, a substantial portion of our revenues continues to come from sales to a small number of customers. In fiscal 2001, 50.5% of our revenues came from our two most significant customers, Sprint and Qwest. The loss of, or a substantial reduction in purchases by, either of these customers could reduce our revenues materially. Both of these companies have been affected to some extent by the current economic recession and the even more difficult conditions in the communications industry. The communications industry is, moreover, undergoing a period of consolidation. It is possible that either of these customers could become a party to a merger or other business combination. The distraction and uncertainty inevitably attendant on such a transaction could delay or alter decisions on network deployments or capital expenditures, and this could result in delayed or reduced purchases from us.

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

     We also continue to experience demands from customers to finance sales to them. While we have done only a limited amount of such financing in the past, the increasingly competitive environment in which we are now operating may require us to engage in more customer financing in the future. Our ability to recognize revenue from financed sales will depend on the relative financial condition of the specific customer, among other factors. Further, we will need to evaluate the collectability of receivables from these customers if their financial condition deteriorates in the future. Any change in the financial condition of customers to which we provide financing could have a material adverse effect on our operating results and financial condition.

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

We May Not Succeed in Completing the Proposed Merger with ONI

     On February 17, 2002, we entered into an agreement to merge with ONI Systems Corp. The merger is subject to obtaining approval of federal regulatory authorities under the Hart-Scott-Rodino Anti-trust Improvements Act as well as approval by majority vote of the shareholders of both companies. It is also subject to certain other closing conditions. There is a risk that we may not be successful in consummating the transaction because of the failure to meet one of these conditions. If the merger is not completed, we could suffer a number of consequences that would adversely affect our business including:

•	failure to realize the enhanced financial and competitive position we expect as a result of the acquisition;

•	the diversion of management attention from our day-to-day business and the unavoidable disruption to our employees and our relationships with customers as a result of efforts and uncertainties relating to the anticipated merger may detract from our ability to grow revenues and minimize costs, which, in turn may lead to a loss of market position;

•	the significant expenses related to the merger we have incurred and will continue to occur prior to closing of the transaction; and

•	the possibility that we could, under certain circumstances, be required to pay ONI a substantial termination fee if our Board of Directors were to change recommendations in favor of the merger.

     Once the joint proxy statement/prospectus has been declared effective by the SEC, such definitive joint proxy statement/prospectus will be mailed to all holders of CIENA stock and will contain important information about CIENA, ONI and the proposed merger, risks relating to the merger and the combined company, and related matters. CIENA urges all of its stockholders to read the definitive joint proxy statement/prospectus when it becomes available.

We May Not Be Able to Achieve the Benefits We Anticipate from the Merger with ONI

     Integrating two businesses of the sizes of ours and ONI’s is difficult. We have limited experience with acquisitions and cannot be certain that we can integrate the two businesses successfully or achieve the benefits we envision from the merger. Success will depend, among other things, on our ability

•	to assimilate ONI’s operations and personnel with ours;

•	to maintain uniform standards, controls, procedures and policies in the merged company;

•	to integrate ONI’s products with ours so that they can operate, and be sold as, part of an integrated system;

•	to achieve substantial reductions in manufacturing and operating costs following the merger; and

•	to retain key personnel from both companies.

     Failure to meet these challenges or other problems we encounter in connection with the merger could have a material adverse effect on our business, results of operations and financial condition. We will also incur substantial non-cash charges in connection with the merger related to goodwill and amortization of other intangibles.

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

     If we complete the merger with ONI, we will become obligated on its $300 million issue of 5% convertible subordinated notes, due October 15, 2005. While we will also acquire its cash, cash equivalents, short-term and long-term investments currently approximately $678.8 million, we will be obligated to make semiannual interest payments of $7.5 million on April 15th and October 15th of each year, and to repay the notes when they mature.

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

Forward-Looking Statements

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

     Interest Rate Sensitivity. The Company maintains a short-term and long-term investment portfolio. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at January 31, 2002, the fair value of the portfolio would decline by approximately $99 million.

     Foreign Currency Exchange Risk. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results. Historically the Company’s primary exposures have been related to non-dollar denominated operating expenses in Europe and Asia where the Company sells primarily in U.S. dollars. The Company is prepared to hedge against fluctuations in foreign currency if this exposure becomes material. As of January 31, 2002, the assets and liabilities of the Company related to non-dollar denominated currencies were not material. Therefore, we do not expect an increase or decrease of 10 percent in the foreign exchange rate would have a material impact on the Company’s financial position.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit	Description
	10.26	Form of Amendment 1 Transfer of Control/Severance Agreement for named executive officers (other than Gary B. Smith)
	10.27	Transfer of Control/Severance Agreement between CIENA Corporation and Gary B. Smith

(b)	Report on Form 8-K: Form 8-K filed November 13, 2001; Form 8-K filed February 5, 2002; Form 8-K filed February 19, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIENA CORPORATION

Date: February 21, 2002	By:	/s/ Gary B. Smith Gary B. Smith President, Chief Executive Officer and Director (Duly Authorized Officer)

Date: February 21, 2002	By:	/s/ Joseph R. Chinnici Joseph R. Chinnici Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)