Form 10-K/A
period 2001-10-31
CIENA CORP
filed 2002-05-15
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

PART II

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

     Net Income (Loss). CIENA’s net income (loss) was $(1.7) billion, $81.4 million and $(3.9) million for fiscal 2001, 2000 and 1999 respectively.

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

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Linthicum, County of Anne Arundel, State of Maryland, on the 15th day of May 2002.

CIENA CORPORATION

By: /s/ Gary B. Smith Gary B. Smith President, Chief Executive Officer and Director

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1 (1)	Certificate of Amendment to Third Restated Certificate of Incorporation
3.2 (1)	Third Restated Certificate of Incorporation
3.3 (1)	Amended and Restated Bylaws
3.5 (10)	Certificate of Amendment to Third Restated Certificate of Incorporation dated March 23, 1998
3.6 (10)	Certificate of Amendment to Third Restated Certificate of Incorporation dated March 16, 2000
3.7 (13)	Certificate of Amendment to Third Restated Certificate of Incorporation dated March 13, 2001
4.1 (1)	Specimen Stock Certificate
4.2 (3)	Rights Agreement dated December 29, 1997
4.3 (4)	Amendment to Rights Agreement
4.4 (11)	Amendment No. 2 to Rights Agreement dated September 13, 1998
4.5 (4)	Amendment No. 3 to Rights Agreement dated October 19, 1998
4.6 (12)	Indenture dated February 9, 2001 between CIENA Corporation and First Union National Bank for 3.75% convertible notes due February 1, 2008
4.7 (13)	Indenture dated August 18, 2000 between Cyras Systems, Inc. and State Street Bank and Trust Company for 4.50% convertible notes due August 15, 2005
4.8 (13)	First Supplemental Indenture dated November 27, 2000 to the Indenture dated August 18, 2000 between Cyras Systems, Inc. and State Street Bank and Trust Company for 4.50% convertible subordinated notes due August 15, 2005
4.9 (13)	Second Supplemental Indenture dated November 28, 2000 to the Indenture dated August 18, 2000 between Cyras Systems, Inc. and State Street Bank and Trust Company for 4.50% convertible subordinated notes due August 15, 2005
4.10 (13)	Third Supplemental Indenture dated March 29, 2001 between Cyras Systems, Inc., CIENA Corporation and State Street Bank and Trust Company to the Indenture dated August 18, 2000 between Cyras Systems, Inc. and State Street Bank and Trust Company for 4.50% convertible subordinated notes due August 15, 2005
10.1 (1)	Form of Indemnification Agreement for Directors and Officers
10.2 (14)	Amended and Restated 1994 Stock Option Plan
10.3 (1)	Form of Employee Stock Option Agreements
10.4 (1)	1996 Outside Directors Stock Option Plan
10.5 (1)	Forms of 1996 Outside Directors Stock Option Agreement
10.13 (1)	Employment Agreement dated April 9, 1994 between the Company and Patrick Nettles
10.18 (5)	Form of Transfer of Control/Severance Agreement
10.19 (6)	Lightera 1998 Stock Option Plan and Form of Stock Option Agreement
10.20 (7)	Omnia Communications, Inc. 1997 stock plan and form of agreements
10.21 (9)	Employment Agreement dated August 18, 1999 between the Company and Gary B. Smith
10.22 (9)	1999 Non-Officer Stock Option Plan and Form of Stock Option Agreement
10.24 (13)	Cyras Systems, Inc. 1998 Stock Plan as amended and form of Stock Option Agreement
10.25 (15)	Amendment Number 1 to the 1999 Non Officer Stock Option Plan
21 (15)	Subsidiaries of registrant
23.1 (15)	Consent of Independent Accountants

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (333-17729)
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (333-28525)
(3)	Incorporated by reference from the Company’s Form 8-K dated December 29, 1997.
(4)	Incorporated by reference from the Company’s Form 8-K dated October 14, 1998.
(5)	Incorporated by reference from the Company’s Form 10-K dated December 10, 1998.
(6)	Incorporated by reference from the Company’s Form 10-Q dated May 21, 1999.

(7)	Incorporated by reference from the Company’s Form 10-Q dated August 19, 1999.
(8)	Confidential treatment has been granted by the Securities and Exchange Commission with respect to certain portions of these exhibits.
(9)	Incorporated by reference from the Company’s Form 10-K dated December 10, 1999.
(10)	Incorporated by reference from the Company’s Form 10-Q dated May 18, 2000.
(11)	Incorporated by reference from the Company’s Form 8-K dated September 14, 1998.
(12)	Incorporated by reference from the Company’s Form 10-Q dated February 15, 2001.
(13)	Incorporated by reference from the Company’s Form 10-Q dated May 17, 2001.
(14)	Incorporated by reference from the Company’s Form S-8 dates October 30, 2001.
(15)	Filed as an exhibit to the Company’s Form 10-K dated December 13, 2001.