Form 10-Q/A
period 2002-01-31
CIENA CORP
filed 2002-05-15
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

Page 1 of 16 pages

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

     Net Income (Loss). CIENA’s net loss for the quarter ended January 31, 2001 was $70.6 million.

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

     When the merger with ONI Systems, Inc. is consummated (assuming that the necessary shareholder and regulatory approvals are obtained), we will acquire to the cash, cash equivalents, short-term and long-term investments held by ONI and assume ONI’s debt obligations. As of December 31, 2001, ONI had approximately $678.8 million in cash, cash equivalents and short-term and long-term investments and had outstanding $300 million of 5% convertible subordinated debentures, due October 15, 2005.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

CIENA CORPORATION

Date: May 15, 2002	By:	/s/ Gary B. Smith Gary B. Smith President, Chief Executive Officer and Director (Duly Authorized Officer)