Form 10-Q
period 2002-04-30
CIENA CORP
filed 2002-05-23
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

OR

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 23, 2002

Common stock. $0.01 par value	329,916,848

Page 1 of 32 pages

CIENA CORPORATION

INDEX

FORM 10-Q

		PAGE NUMBER

PART I -	FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Statements of Operations

	quarters and six months ended April 30, 2001

	and April 30, 2002	3

	Consolidated Balance Sheets

	October 31, 2001 and April 30, 2002	4

	Consolidated Statements of Cash Flows

	six months ended April 30, 2001 and

	April 30, 2002	5

	Notes to Consolidated Financial Statements	6

Item 2	Management's Discussion and Analysis of

	Financial Condition and Results of

	Operations	13

Item 3	Quantitative and Qualitative Disclosures About Market Risk	29

PART II -	OTHER INFORMATION

Item 1	Legal Proceedings	29

Item 4	Submission of Matters to a Vote of Security Holders	30

Item 6	Exhibits and Reports on Form 8-K	31

Signatures		32

Item 1. Financial Statements

CIENA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Six Months Ended

	April 30,	April 30,	April 30,	April 30,
	2001	2002	2001	2002

Revenue	$425,396	$87,053	$777,385	$249,209

Excess and obsolete inventory costs	8,357	223,277	14,058	243,691

Cost of goods sold	223,152	87,525	409,288	206,798

Gross profit (loss)	193,887	(223,749)	354,039	(201,280)

Operating expenses:

Research and development (exclusive of

$1,672, $3,465, $1,672, $7,417 deferred

stock compensation costs)	54,344	59,558	96,848	124,314

Selling and marketing (exclusive of $491, $851, $491, $1,807 deferred stock compensation costs)	38,782	29,835	68,418	67,435

General and administrative (exclusive of

$572, $176, $572, $402 deferred stock

compensation costs)	16,787	13,276	27,932	26,931

Deferred stock compensation costs	2,735	4,492	2,735	9,626

Amortization of goodwill	25,373	—	26,271	—

Amortization of intangible assets	1,000	1,813	1,109	3,626

In-process research and development	45,900	—	45,900	—

Restructuring costs	—	121,348	—	128,176

Provision for doubtful accounts	—	16,055	—	16,055

Total operating expenses	184,921	246,377	269,213	376,163

Income (loss) from operations	8,966	(470,126)	84,826	(577,443)

Interest and other income (expense), net	20,707	15,045	25,003	31,217

Interest expense	(7,128)	(8,637)	(7,215)	(19,142)

Loss on equity investments, net	—	(434)	—	(5,740)

Income (loss) before income taxes	22,545	(464,152)	102,614	(571,108)

Provision for income taxes	73,225	148,001	100,048	111,636

Net income (loss)	$(50,680)	$(612,153)	$2,566	$(682,744)

Basic net income (loss) per common share	$(0.17)	$(1.86)	$0.01	$(2.08)

Diluted net income (loss) per common share

and dilutive potential common share	$(0.17)	$(1.86)	$0.01	$(2.08)

Weighted average basic common shares
outstanding	306,329	328,764	296,758	328,312

Weighted average basic common and

dilutive potential common shares

outstanding	306,329	328,764	310,164	328,312

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	October 31,	April 30,
	2001	2002

ASSETS

Current assets:

Cash and cash equivalents	$397,890	$514,731

Short-term investments	902,594	853,994

Accounts receivable, net of allowance of $1,491 and $14,517	395,063	61,194

Inventories, net	254,968	75,573

Deferred income taxes, net	186,861	21,167

Prepaid expenses and other	53,713	35,084

Total current assets	2,191,089	1,561,743

Long-term investments	494,657	348,942

Equipment, furniture and fixtures, net	331,490	214,880

Goodwill	178,891	178,891

Other intangible assets, net	47,874	44,248

Deferred income taxes, net	—	52,551

Other long term assets	73,300	71,999

Total assets	$3,317,301	$2,473,254

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$68,735	$48,068

Accrued liabilities	148,523	164,811

Income taxes payable	6,649	6,250

Deferred revenue	29,480	21,284

Other current obligations	995	1,219

Total current liabilities	254,382	241,632

Deferred income taxes	64,072	58,318

Long-term deferred revenue	—	11,008

Other long-term obligations	5,982	5,612

Convertible notes payable	863,883	690,000

Total liabilities	1,188,319	1,006,570

Commitments and contingencies Stockholders’ equity:

Preferred stock — par value $0.01; 20,000,000 shares authorized;
zero shares issued and outstanding	—	—

Common stock — par value $0.01; 980,000,000 shares authorized;

328,022,264 and 329,812,705 shares issued and outstanding	3,280	3,298

Additional paid-in capital	3,667,512	3,688,253

Notes receivable from stockholders	(3,236)	(2,273)

Accumulated other comprehensive income	4,842	3,566

Accumulated deficit	(1,543,416)	(2,226,160)

Total stockholders’ equity	2,128,982	1,466,684

Total liabilities and stockholders’ equity	$3,317,301	$2,473,254

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended April 30,

	2001	2002

Cash flows from operating activities:

Net income (loss)	$2,566	$(682,744)

Adjustments to reconcile net income to net cash provided by operating activities:

Tax benefit related to exercise of stock options	62,108	—

Non-cash charges from equity investments, net	—	3,755

Non-cash portion of restructuring charges and related to asset write-downs	—	94,847

Accretion of redemption premium	883	4,530

Effect of accumulated other comprehensive income (loss)	43	(1,614)

In-process research and development	45,900	—

Depreciation and amortization	42,840	68,221

Amortization of goodwill, other intangibles, deferred stock compensation and debt issuance costs	30,877	14,766

Provision for inventory excess and obsolescence	14,058	210,239

Provision for doubtful accounts	—	16,055

Provision for warranty and other contractual obligations	17,853	10,731

Changes in assets and liabilities:

Accounts receivable	(18,061)	318,925

Inventories	(144,181)	(30,844)

Deferred income tax asset	37,940	113,143

Prepaid income tax	—	—

Prepaid expenses and other	(33,990)	20,726

Accounts payable and accruals	52,317	(8,897)

Income taxes payable	(252)	(399)

Deferred income tax liability	409	(5,754)

Deferred revenue and other obligations	7,418	2,812

Net cash provided by operating activities	118,728	148,498

Cash flows from investing activities:

Additions to equipment, furniture and fixtures	(134,956)	(46,361)

Purchases of available-for-sale investments	(763,946)	(568,273)

Maturities of available-for-sale investments	165,841	755,989

Acquisition of businesses, inclusive of intellectual property and

other intangibles, net of cash acquired	54,101	—

Minority equity investments	(8,005)	(4,999)

Net cash (used) provided in investing activities	(686,965)	136,356

Cash flows from financing activities:

Net proceeds from (repayment of) other obligations	1,011	(803)

Proceeds from (repayment of) issuance of convertible notes	669,300	(178,413)

Proceeds from issuance of common stock and warrants	898,921	10,240

Repayment of notes receivable from stockholders	30	963

Net cash provided (used) by financing activities	1,569,262	(168,013)

Net change in cash and cash equivalents	1,001,025	116,841

Cash and cash equivalents at beginning of period	143,187	397,890

Cash and cash equivalents at end of period	$1,144,212	$514,731

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

         CIENA recognizes product revenue in accordance with the shipping terms specified and when collection is reasonably assured. For transactions where CIENA has yet to obtain customer acceptance, revenue is deferred until the terms of acceptance are satisfied. Revenue for installation services is recognized as the services are performed unless the terms of the supply contract combine product acceptance with installation, in which case, revenues for installation services are recognized when the terms of acceptance are satisfied and installation is completed. Revenues from installation service fixed price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets. For transactions involving the sale of software, revenue is recognized in accordance with Statement of Position No. 97-2 (SOP 97-2), “Software Revenue Recognition”, including deferral of revenue recognition in instances where vendor specific objective evidence for undelivered elements is not determinable. For distributor sales where risks of ownership have not transferred, CIENA recognizes revenue when the product is shipped through to the end user.

         CIENA maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of CIENA’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of April 30, 2002, our accounts receivable balance net of allowances for doubtful accounts of $14.5 million, was $61.2 million, which included three customers who accounted for 25%, 24%, and 15% of the net trade accounts receivable, respectively.

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

         CIENA writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. As a result of the further decline in capital spending by our customers and a further decline in forecasted revenues of existing products, we recorded provisions for inventory, including purchase commitments, of $243.7 during the six months ended April 30, 2002. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

         CIENA holds minority interests in companies having operations or technology in areas within its strategic focus, some of which are publicly traded and have highly volatile share prices. As of April 30, 2002, $21.1 million of these investments are included in other long-term assets. CIENA records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. During the six months ended April 30, 2002, we recorded a charge of $6.6 million from a decline in the fair value of a public equity investment that was determined to be other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

         During the six months ended April 30, 2002, CIENA recorded a non-cash charge to establish a valuation allowance of $305.8 million against our gross deferred tax assets of $379.5 million. The valuation allowance is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period, is given more weight when due to our current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred assets will be achieved. Our results over the most recent three-year period were heavily affected by our recent deliberate and planned business restructuring activities. The Company’s cumulative loss in the most recent three-year period, inclusive of the loss for the quarter ended April 30, 2002, represented sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Although realization is not assured, CIENA has concluded that the remaining net deferred tax asset as of April 30, 2002 in the amount of $73.7 million will be realized based on the scheduling of deferred tax liabilities, and the carry-back of losses. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. Should CIENA determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

         SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment for fiscal years beginning after October 31, 2001. SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets”. The Company adopted the provisions of this standard for its first quarter of fiscal 2002.

         The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had SFAS 142 been in effect for the quarter and first six months ended April 30, 2001 and 2002 (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	April 30,		April 30,

	2001	2002	2001	2002

Net income (loss)	$(50,680)	$(612,153)	$2,566	$(682,744)

Adjustments:

Amortization of goodwill	25,373	—	26,271	—

Adjusted net income (loss)	$(25,307)	$(612,153)	$28,837	$(682,744)

Weighted average shares-basic	306,329	328,764	296,758	328,312

Weighted average shares-diluted	306,329	328,764	310,164	328,312

Adjusted basic EPS	$(0.08)	$(1.86)	$0.10	$(2.08)

Adjusted diluted EPS	$(0.08)	$(1.86)	$0.09	$(2.08)

Reported basic EPS	$(0.17)	$(1.86)	$0.01	$(2.08)

Reported diluted EPS	$(0.17)	$(1.86)	$0.01	$(2.08)

         There was no impairment or amortization of goodwill recorded for the first six months ended April 30, 2002.

(3) Inventories

         Inventories are comprised of the following (in thousands):

	October 31,	April 30,
	2001	2002

Raw materials	$161,837	$101,333

Work-in-process	75,669	27,577

Finished goods	71,266	73,069

	308,772	201,979

Less reserve for excess and obsolescence	(53,804)	(126,406)

	$254,968	$75,573

         During the six months ended April 30, 2002, the Company recorded a provision for excess inventory of $210.2 million and a charge for excess inventory purchase commitments of $33.5 million. The following is a summary of the change in the reserve for excess and obsolete inventory during the six months ended April 30, 2002 (in thousands):

Inventory
Reserve

Reserve balance as of Oct. 31, 2001	$53,804

Provisions for excess inventory	210,239

Actual inventory scrapped	(137,637)

Reserve balance as of April 30, 2002	$126,406

         The following is a summary of the change in the reserve for excess and obsolete inventory during the six months ended April 30, 2001 (in thousands):

Inventory
Reserve

Reserve balance as of Oct. 31, 2000	$18,238

Provisions for excess inventory	14,058

Actual inventory scrapped	(7,021)

Reserve balance as of April 30, 2001	$25,275

(4) Equipment, Furniture and Fixtures

         Equipment, Furniture and Fixtures (in thousands):

	October 31,	April 30,
	2001	2002

Equipment, furniture and fixtures	$516,433	$408,297

Leasehold improvements	62,017	42,292

	578,450	450,589

Accumulated depreciation and amortization	(249,195)	(236,071)

Construction in-progress	2,235	362

	$331,490	$214,880

         During the six months ended April 30, 2002, the Company recorded net charges of $88.4 million related to the write-down and disposal of certain property, equipment and leasehold improvements as part of its restructuring program. See Note 6.

(5) Other Balance Sheet Details

         Other long-term assets (in thousands):

	October 31,	April 30,
	2001	2002

Maintenance spares inventory, net	$23,075	$19,241

Deferred debt issuance costs	18,925	17,411

Investments in privately held companies	16,051	21,051

Other	15,249	14,296

	$73,300	$71,999

          Accrued liabilities (in thousands):

	October 31,	April 30,
	2001	2002

Accrued restructuring costs (see Note 6)	$15,439	$33,999

Warranty and other contractual obligations	39,846	41,589

Accrued compensation and payroll related tax	43,570	36,897

Accrued excess inventory purchase commitments	6,128	14,752

Accrued interest payable	8,363	6,469

Other	35,177	31,105

	$148,523	$164,811

         Deferred revenue (in thousands):

	October 31,	April 30,
	2001	2002

Products	$23,382	$12,268

Services	6,098	20,024

	29,480	32,292

Less current portion	(29,480)	(21,284)

Long-term deferred revenue	$—	$11,008

(6) Restructuring Charge and Related Accrual

         During the fiscal year ended October 31, 2001, the Company recorded a restructuring charge of $15.4 million relating to consolidation of excess facilities. The consolidation of excess facilities included the closure of certain manufacturing warehouse facilities and the consolidation of certain operational centers related to business activities that have been restructured. The charge included $7.0 million primarily related to lease terminations and non-cancelable lease costs and also included an $8.4 million write-down related to property and equipment consisting primarily of leasehold improvements and production equipment.

         On November 12, 2001, the Company announced a workforce reduction of approximately 380 employees concentrated in manufacturing operations staff. The Company recorded a restructuring charge of $6.8 million associated with this action in the first quarter of fiscal 2002.

         On February 5, 2002, CIENA announced a workforce reduction of approximately 400 employees largely concentrated in manufacturing operations and research and development activities associated with the closure of our Marlborough, Massachusetts research and development facility. On March 26, 2002, CIENA announced a company wide workforce reduction of approximately 650 employees. The Company recorded a restructuring charge of $121.4 million associated with the workforce reductions, lease terminations, non-cancelable lease costs and the write-down of certain property, equipment and leasehold improvements associated with this action in the second quarter of fiscal 2002.

         The following table displays the activity and balances of the restructuring reserve account for the period ended April 30, 2002 (in thousands):

		Reserve recorded
		during the first
	Balance	six months ended	Non-cash	Cash	Balance
	Oct 31, 2001	April 30, 2002	Reduction	Reduction	April 30, 2002

Workforce reduction	$—	$20,845	$893	$13,019	$6,933

Consolidation of excess facilities and other charges	15,439	107,331	93,954	1,750	27,066

Total	$15,439	$128,176	$94,847	$14,769	$33,999

         As of April 30, 2002, approximately 1,430 employees have been terminated. The remaining balance of the workforce reduction will be paid by the fourth quarter of fiscal 2002.

         Since the fourth quarter of fiscal 2001, the Company has recorded a net charge of $96.8 million related to the write-down and disposal of certain property, equipment and leasehold improvements. These assets are being carried at their fair market value less selling and disposal costs. The remaining facilities balance is related to the net lease expense. This will be paid over the respective lease terms through fiscal 2011.

(7) Earnings Per Share Calculation

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

	Quarter ended April 30,

	2001	2002

Net loss	$(50,680)	$(612,153)

Weighted average shares-basic	306,329	328,764

Weighted average shares-diluted	306,329	328,764

Basic EPS	$(0.17)	$(1.86)

Diluted EPS	$(0.17)	$(1.86)

	Six months ended April 30,

	2001	2002

Net income (loss)	$2,566	$(682,744)

Weighted average shares-basic	296,758	328,312

Effect of dilutive securities:

Employee stock options and warrants	13,406	—

Weighted average shares-diluted	310,164	328,312

Basic EPS	$0.01	$(2.08)

Diluted EPS	$0.01	$(2.08)

         Stock options to purchase 26.3 million and 46.8 million shares of common stock were outstanding during the quarters ended April 30, 2001 and April 30, 2002, respectively, but were not included in the computation of diluted EPS as the effect would be anti-dilutive. In addition, stock options to purchase 9.6 million and 45.6 million shares of common stock were outstanding during the six months ended April 30, 2001 and April 30, 2002, respectively, but were not included in the computation of diluted EPS as the effect would be anti-dilutive.

(8) Comprehensive Income

         The components of comprehensive income are as follows (in thousands):

	Quarter ended April 30,		Six months ended April 30,

	2001	2002	2001	2002

Net income (loss)	$(50,680)	$(612,153)	$2,566	$(682,744)

Change in unrealized gain (loss) on available-for-sale securities, net of tax	761	(1,836)	761	(1,386)

Change in accumulated translation adjustments	(342)	54	(249)	110

Total comprehensive income (loss)	$(50,261)	$(613,935)	$3,078	$(684,020)

(9) Employee Benefit Plans

Stock Incentive Plans — Tender Offering

         On April 17, 2002, and subsequently amended on April 19 and May 2, 2002, CIENA filed with the U.S. Securities and Exchange Commission a Tender Offer Statement on Schedule TO (the “Schedule TO”), relating to an offer by the Company to exchange options outstanding under the Third Amended and Restated 1994 Stock Option Plan (the “1994 Plan”), the 1999 Non-Officer Stock Option Plan (the “1999 Plan”) and the Cyras Systems, Inc. 1998 Plan (the “Cyras Plan”) held by eligible employees to purchase shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), having an exercise price greater than $12.00 per share (the “Options”) for new options (the “New Options”) to purchase shares of the Common Stock. The New Options exchanged for Options tendered under the 1994 and the 1999 Plan are to be granted under the 1999 Plan, and the New Options exchanged for Options tendered under the Cyras Plan are to be granted under the Cyras Plan, all upon the terms and subject to the conditions described in the Offer to Exchange and the related Letter of Transmittal (the “Letter of Transmittal” and, together with the Offer to Exchange, as they may be amended from time to time, the “Offer”). Except for options that were granted after October 16, 2001, the Company will grant a New Option for one Option Share for every two Option Shares that the Company accepts for exchange, and the number of shares of Common Stock subject to the New Options will be equal to one half of the number of shares of Common Stock subject to the Options that are accepted for exchange. With respect to options that were granted after October 16, 2001, the Company will grant a New Option to purchase the number of shares of Common Stock equal to the number of shares of Common Stock subject to the Options that are accepted for exchange. Employees tendered 15.1 million shares on May 17, 2002. On or about November 18, 2002, we will reissue 7.7 million shares of stock. The exercise price of the New Options will based on the fair market value of CIENA common stock on the date of the grant.

(10) Segment Reporting

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS No.131), “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one operating segment and reports only certain enterprise-wide disclosures.

         The Company’s geographic distribution revenues for the quarter and six months ended April 30, 2001 and 2002 are as follows (in thousands):

	Quarter Ended April 30,		Six Months Ended April 30,

	2001	2002	2001	2002

Domestic	$368,527	$49,573	$652,431	$175,388

International	56,869	37,480	124,954	73,821

Total	$425,396	$87,053	$777,385	$249,209

         The Company’s revenues derived from products and services for the quarter and six months ended April 30, 2001 and 2002 are as follows (in thousands):

	Quarter Ended April 30,		Six Months Ended April 30,

	2001	2002	2001	2002

Products	$402,050	$73,466	$733,550	$213,399

Services	23,346	13,587	43,835	35,810

Total	$425,396	$87,053	$777,385	$249,209

         Historically, the Company has relied on a limited number of customers for its revenue. During the quarter and six months ended April 30, 2001 and 2002, customers who each accounted for at least 10% of the Company’s revenues during the respective periods are as follows (in thousands):

	Quarter Ended April 30,			Six Months Ended April 30,

	2001		2002	2001		2002

Company A	$	n/a	$18,297	$	n/a	$57,595

Company B		150,458	10,516		245,596	57,093

Company C		n/a	14,587		n/a	n/a

Company D		n/a	8,950		n/a	n/a

Company E		69,006	n/a		153,752	n/a

Total		$219,464	$52,350		$399,348	$114,688

         n/a – denotes revenues recognized less than 10% for the period.

(11) Business Combinations

         On February 18, 2002, CIENA announced that it had entered into an agreement to acquire by merger ONI Systems Corp. (“ONI”), a NASDAQ-listed corporation headquartered in San Jose, California. ONI is a provider of optical networking equipment specifically designed to address bandwidth and service limitations of regional and metropolitan networks. Under the terms of the agreement, each outstanding share of capital stock of ONI will be exchanged for 0.7104 shares of CIENA common stock, and CIENA will assume all of ONI’s outstanding options and warrants as well as its outstanding convertible debt. Based on the closing price of CIENA common stock on Friday, February 15, 2002, the transaction was valued at approximately $900.0 million. We expect to complete the acquisition during the third fiscal quarter of 2002. The ONI acquisition is subject to approval by the stockholders of CIENA and ONI. Shareholder meeting dates have been set for June 18, 2002. CIENA expects to issue approximately 100,500,000 shares of its common stock in exchange for the currently outstanding shares of ONI.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The information in this Form 10-Q contains certain forward-looking statements, including statements related to markets for the Company’s products and trends in its business that involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factor,” below. Investors should review these risks in order to have a more complete understanding of the principal risks associated with an investment our Common Stock.

Overview

         CIENA is a leader in the intelligent optical networking equipment market. We offer a portfolio of products for communications service providers worldwide. Our customers include long-distance carriers, competitive and incumbent local exchange carriers, Internet service providers, and wireless and wholesale carriers. CIENA offers optical transport and intelligent optical switching systems that enable service providers to provision, manage and deliver high-bandwidth services to their customers. We have pursued a strategy to use our technologies to change the fundamental economics of building carrier-class tele- and data-communications networks, reducing both capital and operating costs for our customers.

         For much of the last five years, the market for our equipment was influenced by the entry of a substantial number of new companies into the communications services business. In the United States, this was largely due to changes in the regulatory environment, in particular those brought about by the Telecommunications Act of 1996. These new companies raised billions of dollars in capital, much of which they invested in capital improvements, causing an acceleration in the growth of the market for telecommunications equipment.

         The last 18 months have seen a reversal of this trend, including the failure of a large number of the new entrants and a sharp contraction of the availability of capital to the industry. More recently, even some of the more established carriers have shown signs of financial weakness. These developments have caused a substantial reduction in demand for telecommunications equipment, including our products.

         This industry trend has been compounded by the slowing not only of the United States economy, but the economies in virtually all of the countries in which we are marketing our products. Even though the United States economy as a whole has recently begun a recovery, the telecommunications sector has remained severely depressed. The combination of these factors has caused our customers to become more conservative in their capital investment plans and more uncertain about their future purchases. As a consequence, we are facing a market that is both reduced in absolute size and more difficult to predict and plan for.

         As of April 30, 2002, CIENA and its subsidiaries employed approximately 2,235 persons, which was a reduction of 1,543 persons from the approximate 3,778 employed on October 31, 2001. On November 12, 2001, we announced a workforce reduction of approximately 380 employees concentrated in manufacturing operations staff. In the first quarter of fiscal 2002, we recorded a restructuring charge of $6.8 million associated with this action. On November 16, 2001, we sold 80.1% of our ownership in ATI International Investments, Inc., the parent company of ATI Telecom International Ltd. (“Alta”), which resulted in a reduction of approximately 84 employees concentrated in engineering, furnishing and installation operations staff. On February 5, 2002, we announced a workforce reduction of approximately 400 employees largely concentrated in manufacturing operations and research and development activities associated with the closure of our Marlborough, Massachusetts research and development facility. On March 26, 2002, we announced a company wide workforce reduction of approximately 650 employees. In the second quarter of fiscal 2002, the Company recorded a restructuring charge of $121.4 million associated with the workforce reductions, lease terminations, non-cancelable lease costs and the write-down of certain property, equipment and leasehold improvements.

         As a result of the further decline in capital spending by our customers and a further decline in forecasted revenues of existing products, we recorded a provision for inventory, including purchase commitments, of $243.7 million during the six months ended April 30, 2002. We also recorded a provision for bad debt expense of $16.1 million during the same period. This provision relates to the estimated losses from two customers whose financial condition suggests that they may not be able to make required payments to CIENA. During the second quarter fiscal 2002, one customer, for whom we recorded a provision, filed for bankruptcy protection and the second customer’s financial condition has deteriorated to an extent that its ability to meet agreed upon payment terms is not reasonably assured. Therefore, we recorded a provision to provide for the increased risk of not collecting the entire outstanding receivable from these customers.

         During the six months ended April 30, 2002, CIENA recorded a non-cash charge to establish a valuation allowance of $305.8 million against our gross deferred tax assets of $379.5 million. The valuation allowance is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

         On February 18, 2002, we announced that we had entered into an agreement to acquire by merger ONI Systems Corp. (“ONI”), a NASDAQ-listed corporation headquartered in San Jose, California. We expect to complete the acquisition during the third quarter fiscal 2002. It is expected that the proposed merger will result in synergies to the combined company, including operating expense savings of approximately $55 million to $65 million. These savings will primarily be derived from the elimination of duplicate infrastructures and the ability to take advantage of economies of scale. Additional savings may be possible through increased manufacturing efficiencies. However, the merger and the realization of these benefits is subject to numerous risks, in particular, the risks of integration of ONI into CIENA’s operations, including:

–	assimilating ONI’s technology and product offerings which may be more difficult than anticipated because the technology is very complex;

–	coordinating research and development efforts which may involve unexpected problems;

–	planned relocation of CIENA personnel from CIENA’s Fremont and possibly its Cupertino facilities to ONI’s facilities in San Jose may result in higher cost, disruption and possible loss of employees;

–	management attention may be diverted from business matters to integration issues;

–	identifying and retaining key personnel may be difficult in the combined company;

–	integrating accounting, engineering, information technology, and administrative systems may be unexpectedly difficult or costly;

–	significant cash expenditures will be required to retain personnel, eliminate unnecessary resources and integrate the business which may reduce our cash reserves;

–	maintaining uniform standards, controls, procedures and policies may be harder than we anticipate and interfere with efficient administration of the combined company; and

–	changes in the businesses as a result of the merger may impair relationships with employees, customers or vendors.

         Failure to overcome these risks or any other problems encountered in connection with the merger or other similar transactions could harm CIENA’s business, results of operations and financial condition.

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

         CIENA recognizes product revenue in accordance with the shipping terms specified and when collection is reasonably assured. For transactions where CIENA has yet to obtain customer acceptance, revenue is deferred until the terms of acceptance are satisfied. Revenue for installation services is recognized as the services are performed unless the terms of the supply contract combine product acceptance with installation, in which case, revenues for installation services are recognized when the terms of acceptance are satisfied and installation is completed. Revenues from fixed price contracts for installation services are recognized under the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets. For transactions involving the sale of software, revenue is recognized in accordance with Statement of Position No. 97-2 (SOP 97-2), “Software Revenue Recognition”, including deferral of revenue recognition in instances where vendor specific objective evidence for undelivered elements is not determinable. For distributor sales where risks of ownership have not transferred, CIENA recognizes revenue when the product is shipped through to the end user.

         CIENA maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of CIENA’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of April 30, 2002, our accounts receivable balance net of allowances for doubtful accounts of $14.5 million, was $61.2 million, which included three customers that accounted for 25%, 24%, and 15% of net trade accounts receivable, respectively.

         CIENA provides for the estimated cost of product warranties at the time revenue is recognized. While CIENA engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, CIENA’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from CIENA’s estimates, revisions to the estimated warranty liability would be required.

         CIENA writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. As a result of the further decline in capital spending by our customers and a further decline in forecasted revenues of existing products, we recorded a provision for inventory, including purchase commitments, of approximately $243.7 during the six months ended April 30, 2002. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

         CIENA holds minority interests in companies having operations or technology in areas within its strategic focus, some of which are publicly traded and have highly volatile share prices. As of April 30, 2002, $21.1 million of these investments are included in other long-term assets. CIENA records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. During the six months ended April 30, 2002, we recorded a charge of $6.6 million from a decline in the fair value of a public equity investment that was determined to be other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

         During the six months ended April 30, 2002, CIENA recorded a non-cash charge to establish a valuation allowance of $305.8 million against our gross deferred tax assets of $379.5 million. The valuation allowance is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. The Company’s cumulative loss in the most recent three-year period, inclusive of the loss for the quarter ended April 30, 2002, represented sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109, particularly in light of the current lack of visibility regarding our future profitability. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Although realization is not assured, CIENA has concluded that the remaining net deferred tax asset as of April 30, 2002 in the amount of $73.7 million will be realized based on the scheduling of deferred tax liabilities, and the carry-back of losses. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. Should CIENA determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

Results of Operations

Quarter Ended April 30, 2001 Compared to Quarter Ended April 30, 2002

         Revenue. CIENA recognized $425.4 million and $87.1 million in revenue for the quarters ended April 30, 2001 and 2002, respectively. A decrease of $338.3 million or 79.5% resulted primarily from the sharp contraction in the market for our equipment, which led to reduced revenues even though we had sales to thirty-eight optical networking customers in the quarter ended April 30, 2002, as compared to thirty-three such customers in the same quarter of the prior year. During the quarter ended April 30, 2002, four customers accounted for 21.0%, 16.7%, 12.1% and 10.3% of CIENA’s quarterly revenue and combined accounted for 60.1%. This compares to the quarter ended April 30, 2001, in which two companies, only one of which accounted for more than 10% of revenue during the comparable period in 2002, accounted for 35.4% and 16.2% of our quarterly revenues and combined accounted for 51.6% of our quarterly revenue.

         Revenues derived from international sales accounted for approximately 13.4% and 43.1% of our revenues during the quarters ended April 30, 2001 and 2002, respectively. The Company’s geographic distribution of revenues for the quarters ended April 30, 2001 and 2002 are as follows (in thousands):

	Quarter Ended April 30,

	2001	2002

Domestic	$368,527	$49,573

International	56,869	37,480

Total	$425,396	$87,053

         Revenues during CIENA’s second quarter fiscal 2002 were primarily from sales of intelligent core switching products, metro switching products and long distance optical transport products. We had no revenue from our metro switching product in second quarter fiscal 2001. CIENA’s revenues from products and services for the quarters ended April 30, 2001 and 2002 are as follows (in thousands):

	Quarter Ended April 30,

	2001	2002

Products	$402,050	$73,466

Services	23,346	13,587

Total	$425,396	$87,053

         Gross Profit (Loss). Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees, cost of excess and obsolete inventory and overhead related to manufacturing and engineering, furnishing and installation (“EF&I”) operations. Gross profits (loss) were $193.9 million and ($223.7) million for the quarters ended April 30, 2001 and 2002, respectively. The $417.6 million decrease in gross profit in the second quarter 2002 compared to the second quarter 2001 was the result of decreased revenues and an increase in charges for excess and obsolete inventory charges. As a result of the further decline in capital spending by our customers and a further decline in forecasted revenues of existing products, we recorded a provision for inventory, including purchase commitments, of approximately $223.2 million. Gross margin as a percentage of revenue was 45.6% and (257.0%) for the second quarters 2001 and 2002, respectively. The decrease was largely attributable to increases in inventory obsolescence costs, lower manufacturing volumes resulting in reduced manufacturing efficiencies, and changes in product mix resulting in sales of a higher proportion of revenue from lower margin installation and tech support services.

         As discussed above, our current ability to make reliable forecasts for fiscal 2002 is limited. It is possible, that we could continue to experience reductions of gross margins compared to fiscal 2001 as a result of one or more of several factors, including changes in product mix, downward pressure on pricing due to more aggressive competition, decreased manufacturing efficiencies, increases in inventory obsolescence, and increased costs of components.

         Research and Development Expenses. Research and development expenses (exclusive of stock compensation costs of $1.7 and $3.5 million) were $54.3 million and $59.6 million for the quarters ended April 30, 2001 and 2002, respectively. During the second quarters 2001 and 2002, research and development expenses were 12.8% and 68.4% of revenue, respectively. The $5.2 million or 9.6% increase in research and development expenses in the second quarter 2002 compared to the second quarter 2001 was the result of increased employee related expenses, consulting expenses, and depreciation expense. CIENA expenses research and development costs as incurred.

         Selling and Marketing Expenses. Selling and marketing expenses (exclusive of stock compensation costs of $0.5 and $0.9 million) were $38.8 million and $29.8 million for the quarters ended April 30, 2001 and 2002, respectively. During the second quarters 2001 and 2002, selling and marketing expenses were 9.1% and 34.3% of revenue, respectively. The $9.0 million or 23.1% decrease in selling and marketing expenses in the second quarter 2002 compared to the second quarter 2001 was primarily the result of the reduced levels of technical assistance and field support, decreased costs associated with trade-show participation and utilization of outside consultants.

         General and Administrative Expenses. General and administrative expenses (exclusive of stock compensation costs of $0.6 and $0.2 million) were $16.8 million and $13.3 million for the quarters ended April 30, 2001 and 2002, respectively. During the second quarters 2001 and 2002, general and administrative expenses were 3.9% and 15.3% of revenue, respectively. The $3.5 million or 20.9% decrease in general and administrative expenses from the second quarter 2001 compared to the second quarter 2002 was primarily the result of decreases in employee related costs associated with the disposition of 80.1% of CIENA’s ownership in ATI International Investments, Inc.

         Deferred Stock Compensation Costs. Deferred stock compensation costs were $2.7 million and $4.5 million for the quarters ended April 30, 2001 and 2002, respectively. As part of our March 2001 acquisition of Cyras, we recorded $98.5 million of deferred stock compensation relating to the unvested stock options and restricted stock assumed in the acquisition. Deferred stock compensation is presented as a reduction of stockholder’s equity and is amortized over the remaining vesting period of the applicable options. As of April 30, 2002, the balance of the deferred stock compensation is $33.1 million.

         Amortization of Goodwill. Amortization of goodwill was $25.4 million for the second quarter ended April 30, 2001. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 “Goodwill and other Intangible Assets” (SFAS No. 142). SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment, for fiscal years beginning after October 31, 2001. SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets”. The Company adopted the provisions of this standard for its first quarter of fiscal 2002. There was no impairment or amortization of goodwill recorded for the second quarter ended April 30, 2002.

         Amortization of Intangible Assets. Amortization of intangible assets was $1.0 million and $1.8 million for the quarters ended April 30, 2001 and 2002, respectively. As part of our acquisition of Cyras, we recorded $47.7 million worth of other intangible assets. The intangible asset from the Cyras purchase is being amortized over a seven-year period.

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

         Restructuring Costs. On February 5, 2002, we announced a workforce reduction of approximately 400 employees largely concentrated in manufacturing operations and research and development activities associated with the closure of our Marlborough, Massachusetts research and development facility. On March 26, 2002, CIENA announced a company-wide workforce reduction of approximately 650 employees. The Company recorded a restructuring charge of $121.4 million associated with the workforce reductions, lease terminations, non-cancelable lease costs and the write-down of certain property, equipment and leasehold improvements in the second quarter of fiscal 2002.

         Provision for Doubtful Accounts. We recorded a provision for doubtful accounts of approximately $16.1 million in the second fiscal quarter 2002. This provision relates to the estimated losses from two customers whose financial condition suggests that they may not be able to make required payments to CIENA. During the second fiscal quarter 2002, one customer, for whom we record a provision, filed for bankruptcy protection and the second customer’s financial condition deteriorated to an extent that its ability to meet agreed upon payment terms is not reasonably assured. Therefore, an additional reserve was recorded to provide for the increased risk of not collecting the entire outstanding receivable from these customers.

         Interest and Other Income, Net. Interest income and other income (expense), net were $20.7 million and $15.0 million for the quarters ended April 30, 2001 and 2002, respectively. The $5.7 million decrease was attributable to the impact of lower average interest rates and lower cash and invested balances.

         Interest Expense. Interest expense was $7.1 million and $8.6 million for the quarters ended April 30, 2001 and 2002, respectively. The $1.5 million or 21.2% increase was attributable to the increase in our debt obligations between the two periods.

         Loss on Equity Investments, Net. Loss on equity investments, net was $0.4 million for the second quarter of fiscal 2002. This realized loss of $0.4 million was from a decline in the fair value of a public equity investment that was determined to be other than temporary.

         Provision for Income Taxes. CIENA’s provision for income taxes was $73.2 million the quarter ended April 30, 2001. During the second quarter 2001 the provision for income taxes was 324.8% of income before income taxes. Under the tax code, expenses recorded for the amortization of certain intangible assets (such as goodwill, deferred stock compensation and in-process research and development) are not deductible for tax purposes. As a result of the Cyras acquisition, we have recorded an amount of intangible asset for amortization. Since these expenses are not deductible for tax purposes, they result in an increase in the our effective tax rate. Exclusive of these charges, CIENA’s effective income tax rate would have been 33.5% for the quarter ended April 30, 2001.

         CIENA’s provision for income taxes was $148.0 million for the quarter ended April 30, 2002. This was inclusive of an income tax benefit of $157.8 million or 34.0% on net loss for the quarter, offset by a $305.8 million non-cash charge to establish a valuation allowance against our gross deferred tax assets. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Although realization is not assured, CIENA has concluded that the remaining net deferred tax asset as of April 30, 2002 in the amount of $73.7 million will be realized based on the scheduling of deferred tax liabilities, and the carry-back of losses. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. Should CIENA determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. See “Critical Accounting Policies and Estimates.”

         Net Income (Loss). CIENA’s net income (loss) for the quarters ended April 30, 2001 and 2002 was ($50.7) million and ($612.2) million, respectively.

Six Months Ended April 30, 2001 Compared to Six Months Ended April 30, 2002

         Revenue. CIENA recognized $777.4 million and $249.2 million in revenue for the six months ended April 30, 2001 and 2002, respectively. A decrease of $528.2 million or 67.9% resulted primarily from the sharp contraction in the market for our equipment, which let to reduced revenues even though we had sales to forty-eight optical networking customers in the six months ended April 30, 2002, as compared to thirty-nine such customers in the same period of the prior year. During the six months ended April 30, 2002, two customers accounted for 23.1% and 22.9% of CIENA’s revenue and combined accounted for 46.0%. This compares to the six months ended April 30, 2001, in which two companies, only one of which accounted for more than 10% of revenue during the comparable period in 2002, accounted for 31.6% and 19.8% of CIENA’s revenues and combined accounted for 51.4%. Revenues derived from international sales accounted for 16.1% and 29.6% of CIENA’s revenues during the six months ended April 30, 2001 and 2002, respectively. The Company’s geographic distribution of revenues for the six months ended April 30, 2001 and 2002 are as follows (in thousands):

	Six Months Ended April 30,

	2001	2002

Domestic	$652,431	$175,388

International	124,954	73,821

Total	$777,385	$249,209

         Revenues during the six months ended April 30, 2002 were primarily from sales of intelligent core switching products, metro switching products and long distance optical transport products. Revenues during the six months ended April 30, 2001 were largely attributed to sales of intelligent core switching products and long distance optical transport products. CIENA’s revenues derived from products and services for the six months ended April 30, 2001 and 2002 are as follows (in thousands):

	Six Months Ended April 30,

	2001	2002

Products	$733,550	$213,399

Services	43,835	35,810

Total	$777,385	$249,209

         Gross Profit (Loss). Gross profits (loss) were $354.0 million and ($201.3) million for the six months ended April 30, 2001 and 2002, respectively. The $555.3 million decrease in gross profit in the six months ended April 30, 2001 compared to the six months ended April 30, 2002 was the result of decreased revenues and an increase in excess and obsolete inventory charges. As a result of the further decline in capital spending by our customers and a further decline in forecasted revenues of existing products, we recorded a provision for inventory, including purchase commitments, of approximately $243.7 million in the six months ended April 30, 2002. Gross margin as a percentage of revenue was 45.5% and (80.8%) for the second quarters 2001 and 2002, respectively. The decrease was largely attributable to increases in inventory obsolescence costs, lower manufacturing volumes resulting in reduced manufacturing efficiencies, and changes in product mix resulting in sales of a higher proportion of revenue from lower margin installation and tech support services.

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

         Research and Development Expenses. Research and development expenses (exclusive of stock compensation costs of $1.7 and $7.4 million) were $96.8 million and $124.3 million for the six months ended April 30, 2001 and 2002, respectively. During the first six months of 2001 and 2002, research and development expenses were 12.5% and 49.9% of revenue, respectively. The $27.5 million or 28.4% increase in research and development expenses in the first six months of 2002 compared to the first six months of 2001 was the result of increased employee related expenses, consulting expenses, and depreciation expense. CIENA expenses research and development costs as incurred.

         Selling and Marketing Expenses. Selling and marketing expenses (exclusive of stock compensation costs of $0.5 and $1.8 million) were $68.4 million and $67.4 million for the six months ended April 30, 2001 and 2002, respectively. During the first six months of 2001 and 2002, selling and marketing expenses were 8.8% and 27.1% of revenue, respectively. The $1.0 million or 1.4% decrease in selling and marketing expenses in the first six months of 2002 compared to the first six months of 2001 was primarily the result of the reduced levels of technical assistance and field support, decreased costs associated with tradeshow participation and utilization of outside consultants.

         General and Administrative Expenses. General and administrative expenses (exclusive of stock compensation costs of $0.6 and $0.4 million) were $27.9 million and $26.9 million for the six months ended April 30, 2001 and 2002, respectively. During the first six months of 2001 and 2002, general and administrative expenses were 3.6% and 10.8% of revenue, respectively. The $1.0 million or 3.6% decrease in general and administrative expenses in the first six months of 2002 compared to the first six months of 2001 was primarily the result of decreases in employee related costs.

         Deferred Stock Compensation Costs. Deferred stock compensation costs were $2.7 million and $9.6 million for the six months ended April 30, 2001 and 2002, respectively. As part of our March 2001 acquisition of Cyras we recorded $98.5 million of deferred stock compensation relating to the unvested stock options and restricted stock assumed in the acquisition. Deferred stock compensation is presented as a reduction of stockholder’s equity and is amortized over the remaining vesting period of the applicable options. As of April 30, 2002, the balance of the deferred stock compensation is $33.1 million.

         Amortization of Goodwill. Amortization of goodwill was $26.3 million for the six months ended April 30, 2001. On March 29, 2001, we acquired Cyras which was accounted for under the purchase method of accounting. Accordingly, we recorded goodwill of $2.1 billion representing the excess of the purchase price paid over the fair value of the net tangible and other intangible assets acquired. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 “Goodwill and other Intangible Assets” (SFAS No. 142). SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment for fiscal years beginning after October 31, 2001. SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets”. The Company adopted the provisions of this standard for its first quarter of fiscal 2002. There was no impairment of goodwill recorded for the six months ended April 30, 2002.

         Amortization of Intangible Assets. Amortization of intangible assets was $1.1 million and $3.6 million for the six months ended April 30, 2001 and 2002, respectively. As part of our acquisition of Cyras we recorded $47.7 million worth of other intangible assets. The other intangible asset from the Cyras purchase is being amortized over a seven year period.

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

         Restructuring Costs. On November 12, 2001, the Company announced a workforce reduction of approximately 380 employees concentrated in manufacturing operations staff. The Company recorded a restructuring charge of $6.8 million associated with this action in the first quarter of fiscal 2002. On February 5, 2002, CIENA announced a workforce reduction of approximately 400 employees largely concentrated in manufacturing operations and research and development activities associated with the closure of our Marlborough, Massachusetts research and development facility. On March 26, 2002, CIENA announced a company wide workforce reduction of approximately 650 employees. The Company recorded a restructuring charge of $121.4 million associated with the workforce reductions, lease terminations, non-cancelable lease costs and the write-down of certain property, equipment and leasehold improvements associated with this action in the second quarter of fiscal 2002.

         Provision for Doubtful Accounts. We recorded a provision for doubtful accounts of $16.1 million in the second fiscal quarter 2002. This provision relates to the estimated losses from two customers whose financial condition suggests that they may not be able to make required payments to CIENA. During the second fiscal quarter 2002, one customer, for whom we recorded a provision, filed for bankruptcy protection and the second customer’s financial condition has deteriorated to an extent that their ability to meet agreed upon payment term is not reasonably assured. Therefore, an additional reserve was recorded to provide for the increased risk of not collecting the entire outstanding receivable balance from these customers.

         Interest and Other Income, Net. Interest income and other income, net were $25.0 million and $31.2 million for the six months ended April 30, 2001 and 2002, respectively. The $6.2 million increase in interest income and other income, net was attributable to higher cash and investment balances resulting from our equity and debt offerings during February 2001.

         Interest Expense. Interest expense was $7.2 million and $19.1 million for the six months ended April 30, 2001 and 2002, respectively. The $11.9 million or 165.3% increase was attributable to the increase in our debt obligations between the two periods.

         Loss on Equity Investments, Net. Loss on equity investments, net was $5.7 million for the six months ended April 30, 2002. We realized a loss of $1.9 million from the sale of a public equity investment and a loss of $6.6 million from a decline in the fair value of a public equity investment that was determined to be other than temporary. On November 16, 2001, CIENA sold 80.1% of its ownership in ATI International Investments, Inc., the parent company of ATI Telecom International Ltd. (“Alta”), which resulted in a gain of $2.8 million. CIENA retains a 19.9% ownership in ATI International Investments, Inc.

         Provision for Income Taxes. CIENA’s provision for income taxes was $100.0 million the six months ended April 30, 2001. During the six months ended April 30, 2001 the provision for income taxes was 97.5% of income before income taxes. Under the tax code, expenses recorded for the amortization of certain intangible assets (such as goodwill, deferred stock compensation and in-process research and development) are not deductible for tax purposes. As a result of the Cyras acquisition, we have recorded a significant amount of intangible asset amortization. Since these expenses are not deductible for tax purposes, these expenses result in an increase in CIENA’s effective tax rate. Exclusive of these charges, CIENA’s effective income tax rate would have been 33.5% for the six months ended April 30, 2001.

         CIENA’s provision for income taxes was $111.6 million for the six months ended April 30, 2002. This was inclusive of an income tax benefit of $194.2 million or 34.0% on net loss for the quarter, offset by a $305.8 million non-cash charge to establish a valuation allowance against our gross deferred tax assets. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Although realization is not assured, CIENA has concluded that the remaining net deferred tax asset as of April 30, 2002 in the amount of $73.7 million will be realized based on the scheduling of deferred tax liabilities, and the carry-back of losses. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. Should CIENA determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. See “Critical Accounting Policies and Estimates.”

         Net Income (Loss). CIENA’s net income (loss) for the six months ended April 30, 2001 and 2002 was $2.6 million and ($682.7) million, respectively.

Liquidity and Capital Resources

         At April 30, 2002, CIENA’s principal source of liquidity was its cash and cash equivalents of $514.7 million, short-term investments of $854.0 million and long-term investments of $348.9 million.

         Cash provided by operations was $118.7 million and $148.5 million for the six months ended April 30, 2001 and 2002, respectively. The increase of cash generated from operations was $29.8 million from the first six months of 2001 compared to the first six months of 2002. The increases were principally attributable to the reduction in accounts receivable, the non-cash charges related to asset write-downs and the provisions for inventory excess and obsolescence offset by the net loss.

         During the six months ended April 30, 2001, cash used in investing activities was $687.0 million. Investment activities included the net purchase of $598.1 million worth of short and long-term investments and $135.0 million of capital expenditures during the six months ended April 30, 2001. Of the amount invested in capital expenditures, $130.5 million was used for additions to capital equipment and furniture and the remaining $4.5 million was invested in leasehold improvements.

         During the six months ended April 30, 2002, cash provided by investing activities was $136.4 million. Investment activities included the net maturities of $187.7 million worth of short and long-term investments and purchases of $46.4 million of capital expenditures. The capital expenditures were primarily for test, manufacturing and computer equipment. The Company expects additional combined capital equipment and leasehold improvement expenditures of approximately $35.0 million to be made during the remaining six months of fiscal 2002 to support selling and marketing, manufacturing and product development activities and the construction of leasehold improvements for its facilities.

         Cash generated from financing activities for the six months ended April 30, 2001 was $1.6 billion. On February 9, 2001, we completed a public offering of 11,000,000 shares of common stock at a price of $83.50 per share less underwriters’ discounts and commissions. Concurrent with the offering of common stock, CIENA completed a public offering of 3.75% convertible notes with an aggregate principal amount of $690 million. Cash used in financing activities for the six months ended April 30, 2002 was $168.0 million. On April 30, 2002 we redeemed all the outstanding Cyras Systems LLC 4.5% convertible subordinated notes at a total redemption price of $178.4 million.

         When the merger with ONI Systems, Inc. is consummated (assuming that the necessary shareholder approvals are obtained), we will acquire the cash, cash equivalents and short-term and long-term investments held by ONI and assume ONI’s debt obligations. As of March 31, 2002, ONI had $666.8 million in cash, cash equivalents, short-term and long-term investments and $300.0 million of outstanding 5% convertible subordinated debentures due October 15, 2005. We expect to incur additional cash expenses of approximately $9.0 million upon the consummation of the purchase related to certain legal, accounting and advisory fees. We also expect to incur between $5.0 million and $10.0 million related to the amount of any integration or restructuring costs associated with the acquisition. These costs are expected to include expenses associated with involuntary employee terminations, employee relocations, lease terminations, non-cancelable lease costs and other costs associated with the integration and/or exit of certain business activities. It is expected that certain of these costs will qualify for treatment under EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” and be recorded as an element of the acquisition.

         The following is a summary of our future minimum payments under contractual obligations as of April 30, 2002 (in thousands):

	Payments due by period

	2002*	2003	2004	2005	2006	Thereafter	Total

Convertible notes (1)	$12,938	$25,875	$25,875	$25,875	$25,875	$728,812	$845,250

Capital lease obligations	539	643	—	—	—	—	1,182

Purchase commitments (2)	61,700	3,000	—	—	7,000	—	71,700

Operating leases	11,705	22,018	21,368	20,141	17,218	50,655	143,105

Total	$86,882	$51,536	$47,243	$46,016	$50,093	$779,467	$1,061,237

         The following is a summary of our other commercial commitments by commitment expiration date as of April 30, 2002 (in thousands):

	Commitment expiration date

	2002*	2003	2004	2005	2006	Thereafter	Total

Standby letters of credit	$5,545	$15	$—	$—	$—	$—	$5,560

Notes to above tables:

*	From May 1, 2002 through October 31, 2002

(1)	The terms of our $690.0 million notes include interest at 3.75% payable on a semiannual basis on February 1st and August 1st of each year; the notes are due February 1, 2008.

(2)	Purchase commitments related to amounts we are obligated to pay to our contract manufacturers and component suppliers for inventory.

         CIENA does not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

         We believe that our existing cash balances and investments, together with cash from our recently completed public offerings and cash flow from operations, will be sufficient to meet our liquidity and capital spending requirements for the next 12 months. However, possible investments in or acquisitions of complementary businesses, products or technologies may require additional financing prior to such time. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

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

Our business has been adversely affected by recent developments in the communications industry and the economy in general

         For much of the last five years, the market for our equipment has been influenced by the entry into the communications services business of a substantial number of new companies. In the United States, this was due largely to changes in the regulatory environment, in particular those brought about by the Telecommunications Act of 1996. These new companies raised billions of dollars in capital, much of which they invested in capital improvements, causing an acceleration in the growth of the market for telecommunications equipment.

         The 18 months have seen a reversal of this trend, including the failure of a large number of the new entrants and a sharp contraction of the availability of capital to the industry. More recently, some of the more established carriers have shown signs of financial weakness. These developments, in turn, have caused a substantial reduction in demand for telecommunications equipment, including our products.

         This industry trend has been compounded by not only the slowing of the United States economy – which is now in recession – but the economies in virtually all of the countries in which we are marketing our products. Even though the economy as a whole has recently begun a recovery, the telecommunications sector has remained severely depressed. The combination of these factors has caused most of our customers to become more conservative in their capital investment plans and more uncertain about their future purchases. As a consequence, we are facing a market that is both reduced in absolute size and more difficult to predict and plan for.

         We expect the factors described above to affect our business, for an indeterminate period, in several significant ways compared to the recent past:

–	it is likely that our markets will be characterized by reduced capital expenditures by our customers;

–	our ability to forecast the volume and product mix of our sales will be substantially reduced;

–	managing our expenditures will be significantly more difficult in light of the uncertainties surrounding our business;

–	increased competition resulting from reduced demand will put substantial downward pressures on the pricing of our products, tending to reduce our profit margins;

–	increased competition has also enabled customers to insist on more favorable terms and conditions for sales, including extended payment terms or other financing assistance, as a condition of procuring their business;

–	several of our customers have recently declared bankruptcy or appear near doing so, with the result in some cases that we may be unable to collect sums owing to us from prior sales; and

–	the result in any or combination of these factors could be reduced revenues and profitability and perhaps losses in particular periods or for the entire year.

Economic conditions may require us to reduce the size of our business further

         In November 2001, February 2002, and again in March 2002, we undertook significant reductions in work force, accompanied by dispositions of assets, as part of our effort to reduce the size of our operations to better match the reduced sales of our products and services. Weakness in the global economy generally and the telecommunications equipment market in particular continue to affect our business substantially. If those conditions continue, we may be required to undertake further reductions in capacity. Any such steps would likely result in significant charges from write-downs or write-offs of assets, costs of lease terminations, and expenses resulting from the termination of personnel.

The market for our long-haul product line has substantially diminished

         Our business was originally built on the success of our “long-haul” optical transmission products, Sentry and CoreStream, which allowed multiple optical signals to be combined to be transmitted from point to point over a single optical fiber. During the last several years, carriers around the world, both incumbents and challengers, have laid and “lit” with optical equipment like ours, a substantial amount of long-haul optical fiber. This has created what appears to be an oversupply of new communications “bandwidth” on some long-haul routes. In addition, since the introduction of these products, technological advances have enabled the transmission of more optical signals over greater distances for less cost. As a consequence, the market opportunity for long-haul optical equipment, including ours, has declined steeply, dramatically reducing our revenues from these products. We do not know when, if ever, the market for our long-haul products will return, and it is possible that it will never return to the levels of 2001. If we are to increase our revenues, therefore, it will be necessary to continue to market successfully our other products, such as CoreDirector and MetroDirector K2, as well as to develop new ones.

Product performance problems could limit our sales prospects

         The development and production of new products with a high technology content, including optical networking products often involves problems with software components, and manufacturing methods. If significant reliability, quality or network monitoring problems develop, including those due to defects in software or faulty components, a number of negative effects on our business could result, including:

–	costs associated with reworking our manufacturing processes;

–	high service and warranty expenses;

–	high inventory obsolescence expense;

–	high levels of product returns;

–	delays in collecting accounts receivable;

–	reduced orders from existing customers; and

–	declining interest from potential customers.

         Although we maintain accruals for product warranties, actual costs could exceed these amounts. From time to time, there will be interruptions or delays in the activation of our products at a customer’s site. These interruptions or delays may result from product performance problems or from aspects of the installation and activation activities, some of which are outside our control. If we experience significant interruptions or delays that we can not promptly resolve, confidence in our products could be undermined, which could cause us to lose customers or otherwise harm our business.

Our results can fluctuate unpredictably

         In general, our revenues and operating results in any reporting period may fluctuate significantly due to a variety of factors including:

–	fluctuations in demand for our products;

–	changes in our pricing policies or the pricing policies of our competitors;

–	the timing and size of orders from customers;

–	changes in customers’ requirements, including changes or cancellations to orders from customers;

–	the introduction of new products by us or our competitors;

–	changes in the price or availability of components for our products;

–	readiness of customer sites for installation;

–	satisfaction of contractual customer acceptance criteria and related revenue recognition issues;

–	manufacturing and shipment delays and deferrals;

–	increased service, installation, warranty or repair costs;

–	the timing and amount of employer payroll tax to be paid on employee gains on stock options exercised; and

–	changes in general economic conditions as well as those specific to the telecommunications and intelligent optical networking industries.

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

We may not be successful in enhancing and upgrading our products

         The market for optical networking products is characterized by rapid technological change, frequent introductions of new products, and recurring changes in customer requirements. To succeed in this market, we must continue to develop new products and new features for existing products. Doing so is difficult and costly, and there is no assurance that we will continue to be successful. In addition, we must be able to identify and gain access to promising new technologies. Failure to keep pace with technological advances would impair the competitiveness of our products and sooner or later do serious harm to our business.

         Several of our new products, including the CoreDirector, the MetroDirector K2 and enhancements to the CoreStream and MultiWave Metro, are based on complex technology which could result in unanticipated delays in the development, manufacturing or deployment of these products. Our LightWorks initiative, which involves modifying these products to enable customers to implement a new type of network architecture, entails similar development risks.

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

          Certain enhancements to our products are in the development phase and are not yet ready for commercial manufacturing or deployment. For example, we expect to offer additional feature enhancement releases of the CoreDirector product line over the life of the product and we expect to continue to enhance features of our CoreStream, MultiWave Metro and MetroDirector K2 products over the life of these products. The maturing process from laboratory prototype to customer trials, and subsequently to general availability, involves a number of steps, including:

–	completion of product development;

–	the qualification and multiple sourcing of critical components, including ASICs;

–	validation of manufacturing methods and processes;

–	extensive quality assurance and reliability testing, and staffing of testing infrastructure;

–	validation of software; and

–	establishment of systems integration and systems test validation requirements.

         Each of these steps in turn presents serious risks of failure, rework or delay, any one of which could decrease the speed and scope of product introduction and marketplace acceptance of the product. Specialized ASICs and intensive software testing and validation are key to the timely introduction of enhancements to the CoreDirector and MetroDirector K2 product lines; and schedule delays are common in the final validation phase, as well as in the manufacture of specialized ASICs. In addition, unexpected intellectual property disputes, failure of critical design elements, and a host of other execution risks may delay or even prevent the introduction of these products. If we do not develop and successfully introduce these products in a timely manner, our business, financial condition and results of operations would be harmed.

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

         Because we sell systems that compete directly with product offerings of these companies, and in some cases displace or replace their equipment, we represent a competitive threat. The continued expansion of our product offerings with the CoreDirector and MetroDirector K2 product lines and enhancements to our CoreStream and MultiWave Metro product lines likely will increase this perceived threat. The recent decline in the market for optical networking equipment has resulted in even greater competitive pressures. We expect that the aggressive tactics we have confronted on the part of many of these competitors will continue, and perhaps become more severe. These tactics include:

–	price discounting; particularly when a competitor is selling used equipment or inventory that a competitor has written down or written off;

–	early announcements of competing products and other marketing efforts;

–	“one-stop shopping” options;

–	customer financing assistance;

–	marketing and advertising assistance; and

–	intellectual property disputes.

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

Concentration of customers

         Although the number of customers that make purchases from us continues to grow, a substantial portion of our revenues continues to come from sales to a small number of customers. In fiscal 2001, 50.5% of our revenues came from our two most significant customers, Sprint and Qwest. The loss of, or a substantial reduction in purchases by, either of these customers could reduce our revenues materially. Both have been affected to some extent by the current economic recession and the even more difficult conditions in the communications industry, and neither was among our two most significant customers in the second quarter of fiscal 2002. The communications industry is, moreover, undergoing a period of consolidation. It is possible that any of our significant customers could become a party to a merger or other business combination. The distraction and uncertainty inevitably attendant on such a transaction could delay or alter decisions on network deployments or capital expenditures, and this could result in delayed or reduced purchases from us.

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

         Acquisitions and strategic investments involve numerous risks, including difficulties in integrating the operations, technologies, and products of the acquired companies; diversion of management’s attention from our core business; potential difficulties in completing projects of the acquired company; the potential loss of key employees of the acquired company; and dependence on unfamiliar or relatively small supply partners. In addition, acquisitions and strategic investments may involve risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions and of obtaining insufficient revenues to offset increased expenses associated with acquisitions. Mergers and acquisitions are inherently risky. Not all of those we have made in the past have been successful; and it is possible that acquisitions we make in the future may be unsuccessful, even to the extent of materially and adversely affecting our business.

We may not succeed in completing the proposed merger with ONI

         On February 17, 2002, we entered into an agreement to merge with ONI Systems Corp. The merger is subject to obtaining approval by majority vote of the shareholders of both companies. It is also subject to certain other closing conditions. There is a risk that we may not be successful in consummating the transaction because of the failure to meet one of these conditions. If the merger is not completed, we could suffer a number of consequences that would adversely affect our business including:

–	failure to realize the enhanced financial and competitive position we expect as a result of the acquisition;

–	the diversion of management attention from our day-to-day business and the unavoidable disruption to our employees and our relationships with customers as a result of efforts and uncertainties relating to the anticipated merger may detract from our ability to grow revenues and minimize costs, which, in turn may lead to a loss of market position;

–	the significant expenses related to the merger we have incurred and will continue to occur prior to closing of the transaction; and

–	the possibility that we could, under certain circumstances, be required to pay ONI a substantial termination fee if our Board of Directors were to change its recommendation in favor of the merger.

         The joint proxy statement/prospectus has been mailed to all holders of CIENA stock. It contains important information about CIENA, ONI and the proposed merger, risks relating to the merger and the combined company, and related matters. CIENA urges all of its stockholders to read the definitive joint proxy statement/prospectus.

We may not be able to achieve the benefits we anticipate from the merger with ONI

         Integrating two businesses of the sizes of ours and ONI’s is difficult. We have limited experience with acquisitions and cannot be certain that we can integrate the two businesses successfully or achieve the benefits we envision from the merger. Success will depend, among other things, on our ability

–	to assimilate ONI’s operations and personnel with ours;

–	to maintain uniform standards, controls, procedures and policies in the merged company;

–	to integrate ONI’s products with ours so that they can operate, and be sold as, part of an integrated system;

–	to achieve substantial reductions in manufacturing and operating costs following the merger; and

–	to retain key personnel from both companies.

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

We rely on contract manufacturers for our products

         We rely on a small number of contract manufacturers to manufacture our CoreDirector and MetroDirector K2 product lines and some of the components for our other products. The qualification of these manufacturers is an expensive and time-consuming process, and these contract manufacturers build modules for other companies, including our competitors. In addition, we do not have contracts in place with many of these manufacturers. We may not be able to effectively manage our relationships with our manufacturers and we cannot be certain that they will be able to fill our orders in a timely manner. We provide forecasts of our demand to our contract manufacturers several months prior to scheduled delivery of products. If we overestimate our future product requirements, the contract manufacturers may have excess inventory, which would increase our costs. Conversely, if we underestimate our future product requirements the contract manufacturer may not have enough product to meet our customer requirements, and this could result in delays in the shipment of our products and our ability to recognize revenue. If we cannot effectively manage these manufacturers and forecast future demand, or if they fail to deliver components on time, our business may suffer.

Some of our suppliers are also competitors

         Some of our component suppliers are both primary sources for components and major competitors in the market for system equipment. For example, we buy components from Alcatel, Lucent Technologies, NEC Corporation, Nortel Networks, and Siemens AG. Each of these companies offers optical communications systems and equipment that compete against our products. A decline in reliability or other adverse change in these supply relationships could harm our business.

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

         ONI is currently a defendant in a lawsuit brought by Nortel Networks alleging patent infringement and theft of trade secrets. When the merger with ONI is complete CIENA will become the defendant. While the suit is currently limited to products manufactured by ONI, it is possible that Nortel may seek to expand it to products manufactured by CIENA, including those we sold prior to the merger.

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

Leverage and debt service obligations may adversely affect our cash flow and our ability to repay or repurchase our notes

         We have $690 million of outstanding principal indebtedness, and if we complete the acquisition of ONI Systems, Inc., we will assume an additional $300 million in indebtedness. We have significant principal and interest payment obligations on this indebtedness. There is the possibility that we may be unable to generate sufficient cash to pay the principal of, interest on, and other amounts due in respect of our indebtedness, including the notes, when due. We may also add equipment loans and lease lines to finance capital expenditures and may obtain additional long-term debt, working capital lines of credit and lease lines.

         Our leverage could have important negative consequences, including:

–	increasing our vulnerability to general adverse economic and industry conditions;

–	limiting our ability to obtain additional financing;

–	requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures;

–	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete;

–	placing us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources; and

–	making it difficult or impossible for us to pay the principal amount of the notes at maturity or the repurchase price of the notes upon a change of control, thereby causing an event of default under the indenture.

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

         Interest Rate Sensitivity. The Company maintains a short-term and long-term investment portfolio. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at April 30, 2002, the fair value of the portfolio would decline by approximately $88.5 million.

         Foreign Currency Exchange Risk. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results. Historically the Company’s primary exposures have been related to non-dollar denominated operating expenses in Europe and Asia where the Company sells primarily in U.S. dollars. The Company is prepared to hedge against fluctuations in foreign currency if this exposure becomes material. As of April 30, 2002, the assets and liabilities of the Company related to non-dollar denominated currencies was not material. Therefore we do not expect an increase or decrease of 10 percent in the foreign exchange rate would have a material impact on the Company’s financial position.

Item 1. Legal Proceedings

         On October 3, 2000, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into CIENA’s products infringe U.S. Patent No. 4,859,016. The complaint seeks injunctive relief, royalties and damages. Due to the early stage of this litigation, CIENA is unable to determine whether the litigation will have an adverse effect on the Company. The Company intends to defend this suit vigorously.

         On July 19, 2000, CIENA and CIENA Properties, Inc., a wholly owned subsidiary of CIENA, filed a complaint in the United States District Court for the District of Delaware requesting damages and injunctive relief against Corvis Corporation. The complaint charges Corvis Corporation with infringing three patents relating to CIENA’s optical networking communication systems and technology. On September 8, 2000, Corvis filed an Answer and Counterclaim alleging invalidity, non-infringement and unenforceability of the asserted patents, and tortious interference with prospective economic advantage. On February 7, 2001, CIENA and CIENA Properties, Inc. filed an amendment to the complaint to add two additional patents relating to CIENA’s optical networking communications systems and technology. On March 19, 2001, Corvis filed an Answer and Counter Claim to the amended complaint alleging invalidity, non-infringement and unenforceability of the newly asserted patents. The discovery phase of the litigation is now completed. The court has postponed the trial, originally scheduled to begin on April 1, 2002. We anticipate that it will now take place in the fourth calendar quarter of this year. CIENA believes that Corvis’ counterclaims are without merit, and intends to defend itself vigorously.

         On May 1, 1998, we entered into a “Settlement Agreement” with Pirelli S.p.A., and certain of its affiliates (“Pirelli”) to resolve a lawsuit that alleged that CIENA was infringing patents held by Pirelli. In the Settlement Agreement, each of the parties granted to the other a license to its patents related to optical transmission systems. In addition, we agreed to pay Pirelli a royalty in the amount of 0.5% of our sales of optical transmission equipment.

         In February 2000, Pirelli notified us that it had assigned the settlement agreement to a subsidiary and had subsequently transferred the stock of the subsidiary to Cisco Systems, Inc. On December 29, 2000, we notified Pirelli that we believed it was in breach of the Settlement Agreement, as a result of having assigned it without our consent, as required by the Agreement. Because of this breach, we ceased paying royalties to Pirelli under the Settlement Agreement.

         We have recently received a letter from counsel to Pirelli denying that Pirelli is in breach of the Settlement Agreement and invoking the dispute resolution mechanism provided in the agreement. According to the letter, Pirelli believes that we owe them in excess of $10 million in past royalties. We continue to believe our legal position in the matter is correct, and we intend to defend that position in any legal proceedings that may result.

Item 4. Submission of Matters to a Vote of Security Holders

         The annual meeting of stockholders of the Registrant was held on March 7, 2002. At the annual meeting, the stockholders voted on the following matters:

	Votes	Votes	Votes
	For	Against	Abstained	Non-Votes

Election of three Class II Directors

Gary B. Smith	245,905,553	—	—	34,779,802

Harvey B. Cash	262,117,361	—	—	18,567,994

Judith M. O’Brien	260,812,545	—	—	19,872,810

The following directors continue to hold office after that meeting:

Stephen P. Bradley, John R. Dillon, Lawton W. Fitt, Patrick H Nettles, Ph. D and Gerald H.Taylor

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibit	Description

(b)	Report on Form 8-K:

Form 8-K filed March 26, 2002

Form 8-K filed February 19, 2002

Form 8-K filed February 5, 2002

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIENA CORPORATION

Date: May 23, 2002	By:	/s/ Gary B. Smith Gary B. Smith President, Chief Executive Officer and Director (Duly Authorized Officer)

Date: May 23, 2002	By:	/s/ Joseph R. Chinnici Joseph R. Chinnici Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)