Form 10-Q
period 2002-07-31
CIENA CORP
filed 2002-08-22
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
( x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 20, 2002

Common stock. $0.01 par value	431,639,527

Page 1 of 32 pages

CIENA CORPORATION

INDEX

FORM 10-Q

Item 1. Financial Statements

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended

	July 31,	July 31,	July 31,	July 31,
	2001	2002	2001	2002

Revenue	$458,070	$50,028	$1,235,455	$299,237
Excess and obsolete inventory costs	37,767	41,192	51,825	284,883
Cost of goods sold	221,882	50,960	631,170	257,758

Gross profit (loss)	198,421	(42,124)	552,460	(243,404)

Operating expenses:
Research and development (exclusive of $6,464, $3,860, $8,136, $11,277 deferred stock compensation costs)	65,788	53,950	162,636	178,264
Selling and marketing (exclusive of $6,928, $842 $7,419, $2,649 deferred stock compensation costs)	39,622	30,829	108,040	98,264
General and administrative (exclusive of $8,839 $256, $9,411, $658 deferred stock compensation costs)	14,790	10,798	42,722	37,729
Deferred stock compensation costs	22,231	4,958	24,966	14,584
Amortization of goodwill	75,642	—	101,913	—
Amortization of intangible assets	1,382	2,343	2,491	5,969
In-process research and development	—	—	45,900	—
Restructuring costs	—	18,562	—	146,738
Provision for doubtful accounts	(6,579)	(1,242)	(6,579)	14,813

Total operating expenses	212,876	120,198	482,089	496,361

Income (loss) from operations	(14,455)	(162,322)	70,371	(739,765)
Interest and other income, net	19,820	13,558	44,823	44,775
Interest expense	(11,278)	(10,614)	(18,493)	(29,756)
Loss on equity investments, net	—	—	—	(5,740)

Income (loss) before income taxes	(5,913)	(159,378)	96,701	(730,486)
Provision (benefit) for income taxes	(11,567)	607	88,481	112,243

Net income (loss)	$5,654	$(159,985)	$8,220	$(842,729)

Basic net income (loss) per common share	$0.02	$(0.42)	$0.03	$(2.45)

Diluted net income (loss) per common share and dilutive potential common share	$0.02	$(0.42)	$0.03	$(2.45)

Weighted average basic common shares outstanding	324,368	376,548	305,965	344,242

Weighted average basic common and dilutive potential common shares outstanding	337,877	376,548	319,722	344,242

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	October 31,	July 31,
	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$397,890	$715,180
Short-term investments	902,594	971,762
Accounts receivable, net of allowance of $1,491 and $16,331	395,063	43,289
Inventories, net	254,968	65,478
Deferred income taxes, net	186,861	19,324
Prepaid expenses and other	53,713	45,476

Total current assets	2,191,089	1,860,509
Long-term investments	494,657	566,535
Equipment, furniture and fixtures, net	331,490	248,135
Goodwill	178,891	765,913
Other intangible assets, net	47,874	57,005
Deferred income taxes, net	—	54,479
Other long term assets	73,300	77,455

Total assets	$3,317,301	$3,630,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,735	$53,143
Accrued liabilities	133,084	156,310
Restructuring liabilities	15,439	17,845
Unfavorable lease commitments	—	8,112
Income taxes payable	6,649	7,271
Deferred revenue	29,480	20,174
Other current obligations	995	1,239

Total current liabilities	254,382	264,094
Deferred income taxes	64,072	58,318
Long-term deferred revenue	—	15,333
Other long-term obligations	5,982	5,436
Long-term restructuring liabilities	—	35,840
Long-term unfavorable lease commitments	—	70,200
Convertible notes payable	863,883	910,591

Total liabilities	1,188,319	1,359,812

Commitments and contingencies
Stockholders’ equity:
Preferred stock — par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock — par value $0.01; 980,000,000 shares authorized; 328,022,264 and 431,507,332 shares issued and outstanding	3,280	4,315
Additional paid-in capital	3,667,512	4,649,754
Notes receivable from stockholders	(3,236)	(6,595)
Accumulated other comprehensive income	4,842	8,890
Accumulated deficit	(1,543,416)	(2,386,145)

Total stockholders’ equity	2,128,982	2,270,219

Total liabilities and stockholders’ equity	$3,317,301	$3,630,031

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended July 31,

	2001	2002

Cash flows from operating activities:
Net income (loss)	$8,220	$(842,729)
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit related to exercise of stock options	63,830	—
Non-cash charges from equity transactions	—	3,755
Non-cash portion of restructuring charges and related asset write-downs	—	86,254
Accretion of notes payable	3,533	7,108
Effect of accumulated other comprehensive (loss) income	(1,231)	2,861
In-process research and development	45,900	—
Depreciation	70,364	96,160
Amortization of goodwill, other intangibles, deferred stock compensation and debt issuance costs	134,471	23,077
Provision for doubtful accounts	(6,579)	14,813
Provision for inventory excess and obsolescence	51,825	248,865
Provision for warranty and other contractual obligations	27,996	10,933
Changes in assets and liabilities:
Accounts receivable	(115,235)	347,266
Inventories	(212,496)	(44,670)
Deferred income tax asset	24,382	113,143
Prepaid expenses and other	(44,579)	418
Accounts payable and accruals	29,361	1,879
Income taxes payable	(1,197)	101
Deferred income tax liability	—	(5,754)
Deferred revenue and other obligations	20,037	3,668

Net cash provided by operating activities	98,602	67,148

Cash flows from investing activities:
Additions to equipment, furniture and fixtures	(191,082)	(57,354)
Purchases of available-for-sale investments	(1,030,449)	(918,260)
Maturities of available-for-sale investments	227,162	1,107,275
Acquisition of businesses, inclusive of intellectual property and other intangibles, net of cash acquired	54,101	286,899
Minority equity investments	(8,005)	(4,999)

Net cash (used in) provided by investing activities	(948,273)	413,561

Cash flows from financing activities:
Net proceeds from (repayment of) other obligations	1,027	(633)
Proceeds from issuance (repayment of) convertible subordinated notes	669,300	(178,413)
Proceeds from issuance of common stock and warrants	902,484	13,312
Repayment of notes receivable from stockholders	3,277	2,315

Net cash provided by (used in) financing activities	1,576,088	(163,419)

Net change in cash and cash equivalents	726,417	317,290
Cash and cash equivalents at beginning of period	143,187	397,890

Cash and cash equivalents at end of period	$869,604	$715,180

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

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements requires CIENA to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, CIENA re-evaluates its estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, and contingencies and litigation. CIENA bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. CIENA believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     CIENA recognizes product revenue in accordance with the shipping terms specified and when collection is reasonably assured. For transactions where CIENA has yet to obtain customer acceptance, revenue is deferred until the terms of acceptance are satisfied. Revenue for installation services is recognized as the services are performed unless the terms of the supply contract combine product acceptance with installation, in which case, revenues for installation services are recognized when the terms of acceptance are satisfied and installation is completed. Revenues from installation service fixed price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets. Where applicable, revenue is recognized in accordance with Statement of Position No. 97-2 (SOP 97-2), “Software Revenue Recognition”, including deferral of revenue recognition in instances where vendor specific objective evidence for undelivered elements is not determinable. For distributor sales where risks of ownership have not transferred, CIENA recognizes revenue when the product is shipped through to the end user.

     CIENA maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of CIENA’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of July 31, 2002, our accounts receivable balance, net of allowances for doubtful accounts of $16.3 million, was $43.3 million, which included three customers who accounted for 18.7%, 14.5%, and 10.8% of the net trade accounts receivable, respectively.

     CIENA provides for the estimated cost of product warranties at the time revenue is recognized. CIENA engages in extensive product quality programs and processes including actively monitoring and evaluating the quality of its component suppliers. CIENA’s warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from CIENA’s estimates, revisions to the estimated warranty liability would be required.

     CIENA writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. As a result of the further decline in capital spending by our customers and a further decline in forecasted revenues of existing products, we recorded provisions for inventory, including purchase commitments, of $284.9 million during the nine months ended July 31, 2002. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     As part of its restructuring costs, CIENA provides for the estimated cost of the net lease expense for facilities that are no longer being utilized. These costs are based on the future minimum lease payments under contractual obligations offset by estimated future sublease payments. As of the quarter ended July 31, 2002, CIENA’s accrued restructuring liability related to net lease expense and other related charges was $50.0 million. If actual market conditions are less favorable than those projected by management, additional restructuring costs associated with these facilities may be required.

     CIENA holds minority interests in companies having operations or technology in areas within its strategic focus. As of July 31, 2002, $21.1 million of these investments are included in other long-term assets. CIENA records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. During the nine months ended July 31, 2002, we recorded a charge of $6.6 million from a decline in the fair value of a public equity investment that was determined to be other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

     As of July 31, 2002, CIENA’s assets include $765.9 million related to goodwill. Statement of Financial Accounting Standards No. 142 “Goodwill and other Intangible Assets” (SFAS No. 142) requires goodwill amortization to cease and for goodwill to be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of CIENA below its earnings amount. CIENA concluded that an interim test for impairment of goodwill, was not necessary during the nine months ended July 31, 2002. CIENA will perform the required annual impairment assessment of goodwill balances in accordance with the provisions of SFAS No. 142 during the fourth quarter fiscal 2002.

     As of July 31, 2002, CIENA has recorded a valuation allowance of $550.4 million against our gross deferred tax assets of $624.2 million. The valuation allowance is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Positive evidence, such as operating results during the most recent three-year period, is given more weight when due to our current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred assets will be achieved. Our results over the most recent three-year period were heavily affected by our recent deliberate and planned business restructuring activities. The Company’s cumulative loss in the most recent three-year period, inclusive of the loss for the quarter ended July 31, 2002, represents sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Although realization is not assured, CIENA has concluded that the remaining net deferred tax asset as of July 31, 2002 in the amount of $73.8 million will be realized based on the scheduling of deferred tax liabilities, and the carry-back of losses. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. Should CIENA determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. The effect of adoption of this standard on the Company’s results of operations and financial positions is being evaluated.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). SFAS 146 nullifies previous guidance on accounting for costs associated with exit or disposal activities and requires a liability for these costs to be recognized and measured at its fair value in the period in which the liability is incurred. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The effect of adoption of this standard on the Company’s results of operations and financial positions is being evaluated.

Reclassification

     Certain prior year amounts have been reclassified to conform to current year consolidated financial statement presentation.

(2)  GOODWILL AND OTHER INTANGIBLE ASSETS – Adoption of Statement 142

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

     The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had SFAS 142 been in effect for the quarter and nine months end July 31, 2001 and 2002 (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	July 31,		July 31,

	2001	2002	2001	2002

Net income (loss)	$5,654	$(159,985)	$8,220	$(842,729)
Adjustments:
Amortization of goodwill	75,642	—	101,913	—

Adjusted net income (loss)	$81,296	$(159,985)	$110,133	$(842,729)

Weighted average shares-basic	324,368	376,548	305,965	344,242

Weighted average shares-diluted	337,877	376,548	319,722	344,242

Adjusted basic EPS	$0.25	$(0.42)	$0.36	$(2.45)

Adjusted diluted EPS	$0.24	$(0.42)	$0.34	$(2.45)

Reported basic EPS	$0.02	$(0.42)	$0.03	$(2.45)

Reported diluted EPS	$0.02	$(0.42)	$0.03	$(2.45)

     There was no impairment or amortization of goodwill recorded for the nine months ended July 31, 2002.

(3)  BUSINESS COMBINATIONS

     On February 18, 2002, CIENA announced that it had entered into an agreement to acquire by merger ONI Systems Corp. (“ONI”), a NASDAQ-listed corporation headquartered in San Jose, California. ONI is a provider of optical networking equipment specifically designed to address bandwidth and service limitations of regional and metropolitan networks. Under the terms of the agreement, each outstanding share of capital stock of ONI was exchanged for 0.7104 shares of CIENA common stock, and CIENA assumed all ONI outstanding options and warrants as well as the ONI outstanding convertible debt. The acquisition was consummated on June 21, 2002. The stockholders of ONI received 101,120,724 shares of CIENA common stock of which 1,039,429 are restricted and subject to repurchase. Additionally, CIENA converted approximately 18,193,345 ONI options and warrants into 12,924,552 options and warrants to purchase CIENA common stock. The aggregate purchase price was $978.2 million, including CIENA common stock valued at $875.7 million, CIENA options, warrants and restricted stock valued at $89.2 million and transaction costs of $13.3 million. In determining the purchase price, CIENA used an estimated value of CIENA common stock of approximately $8.75 per share based on the average closing price of CIENA’s common stock for the two trading days before the February 18, 2002 announcement and the two trading days after the announcement.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)
Cash, cash equivalents, long and short-term investments	$623,559
Inventory	14,705
Equipment, furniture and fixtures	40,759
Other tangible assets and note receivable from stockholder	26,347
Existing technology	13,000
Non-compete agreements	1,000
Contracts and purchase orders	1,100
Goodwill	587,023
Deferred stock compensation	8,826
Other assumed liabilities	(37,800)
Restructuring liabilities in connection with the business combination	(3,792)
Unfavorable lease commitments	(78,555)
Convertible subordinated notes payable	(218,013)

Total purchase price	$978,159

     No amount of the purchase price was assigned to in-process research and development. In-process research and development is purchased in-process technology that, as of the date of the acquisition, had not reached technological feasibility and had no alternative future use. Based on valuation assessments, the value of these projects was determined by estimating the resulting net cash flows from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project. The resulting cash flows were then discounted back to their present values at appropriate discount rates.

     The $13.0 million assigned to the value of existing technology represents purchased technology for which development had been completed as of the date of acquisition. This amount was determined using the income approach. This method consisted of estimating future net cash flows attributable to existing technology for a discrete projection period and discounting the net cash flows to their present value. The existing technology will be amortized over a seven-year period. The $2.1 million assigned to the other intangible assets, non-compete agreements and contracts, will be amortized over a range of two months to one year.

     During the quarter ended July 31, 2002, CIENA and ONI reduced their combined workforce by approximately 283 employees resulting in approximately 2,638 persons employed by CIENA and its subsidiaries. Another approximately 88 employees will be leaving within the next three months after assisting with the integration transition. Approximately $3.8 million of costs associated with the ONI workforce reduction qualify for treatment under EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Combination” and were recorded as an element of the acquisition.

     The $78.6 million assigned to the value of the unfavorable lease commitments was based upon the present value of the assumed lease obligations based upon current rental rates at the time of the acquisition. These unfavorable lease commitments will be paid over the respective lease terms through fiscal 2011. The $218.0 million assigned to the value of the ONI $300.0 million principal amount of 5.0% convertible subordinated notes due October 15, 2005 was based upon the present value of the notes at the time of the acquisition. CIENA is accreting the $82.0 million difference between the present value of the notes and the principal value over the remaining period to October 15, 2005, such that the carrying value of the notes equals the principal value at the time the notes become due.

     The amount of goodwill allocated to the purchase price was $587.0 million and is not deductible for tax purposes. The Company operates in one operating segment and reports only certain enterprise-wide disclosures. Accordingly, the goodwill from this transaction is not part of a reportable segment.

     The following unaudited pro forma data summarizes the results of operations for the period indicated as if the ONI acquisition had been completed as of the beginning of the periods presented. The unaudited pro forma data gives effect to actual operating results prior to the June 21, 2002 acquisition, adjusted to include the pro forma effect of amortization of intangibles, deferred stock compensation costs, and the tax effects to the pro forma adjustments. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future (in thousands, except per share data.)

	Quarter Ended		Nine Months Ended

	July 31,	July 31,	July 31,	July 31,
	2001	2002	2001	2002

Revenue	$526,299	$57,247	$1,378,950	$369,577

Net income (loss)	$1,356	$(202,339)	$(15,081)	$(948,096)

Diluted net income (loss) per common share and dilutive potential common share	$0.00	$(0.47)	$(0.04)	$(2.21)

(4)  CASH , SHORT-TERM AND LONG-TERM INVESTMENTS

     Cash, short-term and long-term investments are comprised of the following (in thousands):

	July 31, 2002

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Loses	Value

Corporate bonds	$577,556	$4,151	$118	$581,589
Asset-backed obligations	136,948	946	—	137,894
Municipal bonds	20,850	118	—	20,968
Mortgage-backed securities	10,349	239	—	10,588
Commercial paper	78,691	51	450	78,292
US obligations	701,876	7,103	13	708,966
Money market funds	715,180	—	—	715,180

	$2,241,450	$12,608	$581	$2,253,477

Included in cash and cash equivalents	$715,180	$—	$—	$715,180
Included in short-term investments	965,893	5,882	13	971,762
Included in long-term investments	560,377	6,726	568	566,535

	$2,241,450	$12,608	$581	$2,253,477

	October 31, 2001

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Loses	Value

Corporate bonds	$501,584	$7,403	$—	$508,987
Asset-backed obligations	199,416	1,974	132	201,258
Foreign debt securities	8,040	74	—	8,114
Equity securities	9,000	—	7,512	1,488
Commercial paper	119,394	394	—	119,788
US obligations	550,888	6,728	—	557,616
Money market funds	397,890	—	—	397,890

	$1,786,212	$16,573	$7,644	$1,795,141

Included in cash and cash equivalents	$397,890	$—	—	397,890
Included in short-term investments	903,690	6,548	7,644	902,594
Included in long-term investments	484,632	10,025	—	494,657

	$1,786,212	$16,573	$7,644	$1,795,141

(5)  INVENTORIES

Inventories are comprised of the following (in thousands):

	October 31,	July 31,
	2001	2002

Raw materials	$161,837	$80,567
Work-in-process	75,669	30,896
Finished goods	71,266	72,346

	308,772	183,809
Less reserve for excess and obsolescence	(53,804)	(118,331)

	$254,968	$65,478

     During the nine months ended July 31, 2002, the Company recorded a provision for excess inventory of $248.9 million and a charge for excess inventory purchase commitments of $36.0 million. The following is a summary of the change in the reserve for excess and obsolete inventory during the nine months ended July 31, 2002 (in thousands).

Inventory
Reserve

Reserve balance as of Oct. 31, 2001	$53,804
Provisions for excess inventory	248,865
Adjustment for accrued excess inventory purchase commitments received into inventory	1,915
Actual inventory scrapped	(186,253)

Reserve balance as of July 31, 2002	$118,331

     The following is a summary of the change in the reserve for excess and obsolete inventory during the nine months ended July 31, 2001 (in thousands).

Inventory
Reserve

Reserve balance as of Oct. 31, 2000	$18,238
Provisions for excess inventory	51,825
Actual inventory scrapped	(18,600)

Reserve balance as of July 31, 2001	$51,463

(6)  EQUIPMENT, FURNITURE AND FIXTURES

     Equipment, Furniture and Fixtures (in thousands):

	October 31,	July 31,
	2001	2002

Equipment, furniture and fixtures	$516,433	$417,369
Leasehold improvements	62,017	93,084

	578,450	510,453
Accumulated depreciation and amortization	(249,195)	(266,052)
Construction in-progress	2,235	3,734

	$331,490	$248,135

(7)  OTHER BALANCE SHEET DETAILS

     Other long-term assets (in thousands):

	October 31,	July 31,
	2001	2002

Maintenance spares inventory, net	$23,075	$24,572
Deferred debt issuance costs	18,925	16,654
Investments in privately held companies	16,051	21,057
Other	15,249	15,172

	$73,300	$77,455

     Accrued liabilities (in thousands):

	October 31,	July 31,
	2001	2002

Warranty and other contractual obligations	$39,846	46,531
Accrued compensation and payroll related tax	43,570	51,830
Accrued excess inventory purchase commitments	6,128	20,452
Accrued interest payable	8,363	4,282
Other	35,177	33,215

	$133,084	156,310

     Deferred revenue (in thousands):

	October 31,	July 31,
	2001	2002

Products	$23,382	$14,170
Services	6,098	21,337

	29,480	$35,507
Less current portion	(29,480)	(20,174)

Long-term deferred revenue	$—	$15,333

(8)  RESTRUCTURING CHARGE AND RELATED ACCRUAL

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

     During the first quarter of fiscal 2002, on November 12, 2001, the Company announced a workforce reduction of approximately 380 employees concentrated in manufacturing operations staff. The Company recorded a restructuring charge of $6.8 million associated with this action in the first quarter of fiscal 2002.

     During the second quarter of fiscal 2002, on February 5, 2002, CIENA announced a workforce reduction of approximately 400 employees largely concentrated in manufacturing operations and research and development activities associated with the closure of our Marlborough, Massachusetts research and development facility. On March 26, 2002, CIENA announced a company-wide workforce reduction of approximately 650 employees. The Company recorded a restructuring charge of $121.4 million associated with the workforce reductions, lease terminations, non-cancelable lease costs and the write-down of certain property, equipment and leasehold improvements associated with this action in the second quarter of fiscal 2002.

     During the third quarter of fiscal 2002, CIENA and ONI reduced their combined workforce by approximately 283 employees resulting in approximately 2,638 persons employed by CIENA and its subsidiaries. Another approximately 88 employees will be leaving within the next three months after assisting with the integration transition. Approximately $3.8 million of costs associated with the ONI workforce reduction qualify for treatment under EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Combination” and were recorded as an element of the acquisition. As a result of these integration and restructuring activities, CIENA recorded a charge of $11.0 million during the quarter ended July 31, 2002 associated with workforce reductions of approximately 66 employees, lease terminations, non-cancelable lease costs and the write-down of certain property, equipment and leasehold improvements. Also during the quarter ended July 31, 2002, the Company recorded an additional restructuring charge of approximately $7.6 million to increase the estimated cost of the net lease expense for previously restructured facilities.

     The following table displays the activity and balances of the restructuring reserve account for the period ended July 31, 2002 (in thousands):

		Reserve recorded
		during the first
	Balance	nine months ended	Non-cash	Cash	Balance
	Oct 31, 2001	July 31, 2002	Reduction	Reduction	July 31, 2002

Workforce reduction	$—	$22,619	$893	$20,905	$821
Liabilities in connection with purchase combination	—	3,792	—	928	2,864
Consolidation of excess facilities and other charges	15,439	124,119	85,361	4,197	50,000

Total restructuring liabilities	$15,439	$150,530	$86,254	$26,030	$53,685

Less current portion					17,845
Long-term restructuring liabilities					$35,840

     During the nine months ended July 31, 2002, approximately 1,496 CIENA employees have been terminated. The remaining balance of the charges associated with the workforce reductions will be paid by the second quarter of fiscal 2003.

     Since the fourth quarter of fiscal 2001, the Company has recorded a net charge of $85.5 million related to the write-down and disposal of certain property, equipment and leasehold improvements. These assets are being carried at their fair market value less selling and disposal costs. The remaining facilities balance is related to the net lease expense. This will be paid over the respective lease terms through fiscal 2019.

(9)  CONVERTIBLE NOTES PAYABLE

     On February 9, 2001, CIENA completed a public offering of 3.75% convertible notes, in an aggregate principal amount of $690 million, due February 1, 2008. Interest is payable on February 1 and August 1 of each year beginning August 1, 2001. The notes may be converted into shares of CIENA’s common stock at any time before their maturity or their prior redemption or repurchase by CIENA. The conversion rate is 9.5808 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. On or after the third business day after February 1, 2004, CIENA has the option to redeem all or a portion of the notes that have not been previously converted at the following redemption prices (expressed as percentage of principal amount):

Period	Redemption Price

Beginning on the third business day after February 1, 2004 and ending on January 31, 2005	102.143%
Beginning on February 1, 2005 and ending on January 31, 2006	101.607%
Beginning on February 1, 2006 and ending on January 31, 2007	101.071%
Beginning on February 1, 2007 and ending on January 31, 2008	100.536%

     On June 21, 2002, CIENA assumed the outstanding ONI 5.00% convertible subordinated notes, in an aggregate principal amount of $300 million, due October 15, 2005. Interest is payable on April 15 and October 15 of each year. The notes may be converted into shares of CIENA’s common stock at any time before their maturity. The conversion rate is 7.7525 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. The $218.0 million assigned to the value of the ONI convertible subordinated notes was based upon the present value of the notes at the time of the acquisition. CIENA is accreting the $82.0 million difference between the present value of the notes and the principal value over the remaining period to October 15, 2005, such that the carrying value of the notes equals the principal value at the time the notes become due. Accretion of the principal was $2.6 million for the period of June 21, 2002 to July 31, 2002. On or after October 16, 2003, CIENA has the option to redeem all or a portion of the notes that have not been previously converted at the following redemption prices (expressed as percentage of principal amount):

Redemption
Period	Price

October 16, 2003	102%
October 15, 2004	101%

(10)  EARNINGS PER SHARE CALCULATION

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

	Quarter Ended July 31,		Nine Months Ended July 31,

	2001	2002	2001	2002

Net income (loss)	$5,654	$(159,985)	$8,220	$(842,729)

Weighted average shares-basic	324,368	376,548	305,965	344,242

Effect of dilutive securities:
Restricted stock	2,531	—	1,131	—
Employee stock options and warrants	10,978	—	12,626	—

Weighted average shares-diluted	337,877	376,548	319,722	344,242

Basic EPS	$0.02	$(0.42)	$0.03	$(2.45)

Diluted EPS	$0.02	$(0.42)	$0.03	$(2.45)

     Stock options to purchase 19.7 million and 43.4 million shares of common stock were outstanding during the quarters ended July 31, 2001 and July 31, 2002, respectively, but were not included in the computation of diluted EPS as the effect would be anti-dilutive. In addition, stock options to purchase 12.1 million and 52.2 million shares of common stock were outstanding during the nine months ended July 31, 2001 and July 31, 2002, respectively, but were not included in the computation of diluted EPS as the effect would be anti-dilutive.

(11)  COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,

	2001	2002	2001	2002

Net income (loss)	$5,654	$(159,985)	$8,220	$(842,729)
Change in unrealized gain on available-for-sale securities, net of tax	(1,260)	5,231	(498)	3,845
Change in accumulated translation adjustments	(131)	93	(380)	203

Total comprehensive income (loss)	$4,263	$(154,661)	$7,342	$(838,681)

(12)  EMPLOYEE BENEFIT PLANS

Stock Incentive Plans — Tender Offer

     On April 17, 2002, and subsequently amended on April 19 and May 2, 2002, CIENA filed with the U.S. Securities and Exchange Commission a Tender Offer Statement on Schedule TO (the “Schedule TO”), relating to an offer by the Company to exchange options outstanding under the Third Amended and Restated 1994 Stock Option Plan (the “1994 Plan”), the 1999 Non-Officer Stock Option Plan (the “1999 Plan”) and the Cyras Systems, Inc. 1998 Plan (“the Cyras Plan”) held by eligible employees to purchase shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), having an exercise price greater than $12.00 per share (the “Options”) for new options (the “New Options”) to purchase shares of the Common Stock. The New Options exchanged for Options tendered under the 1994 and the 1999 Plan are to be granted under the 1999 Plan, and the New Options exchanged for Options tendered under the Cyras Plan are to be granted under the Cyras Plan, all upon the terms and subject to the conditions described in the Offer to Exchange and the related Letter of Transmittal (the “Letter of Transmittal” and, together with the Offer to Exchange, the “Offer”). Except for options that were granted after October 16, 2001, the Company will grant a New Option for one Option Share for every Option for two Option Shares that the Company accepted for exchange, and the number of shares of Common Stock subject to the New Options will be equal to one half of the number of shares of Common Stock subject to the Options that are accepted for exchange. With respect to options that were granted after October 16, 2001, the Company will grant a New Option to purchase the number of shares of Common Stock equal to the number of shares of Common Stock subject to the Options that are accepted for exchange. Employees tendered Options to purchase 15.1 million shares on May 17, 2002. On or about November 18, 2002, we will reissue New Options for approximately 7.3 million shares of stock. The exercise price of the New Options will based on the fair market value of CIENA common stock on the date of the grant.

(13)  SEGMENT REPORTING

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

     The Company’s geographic distribution revenues for the quarter and nine months ended July 31, 2001 and 2002 are as follows (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,

	2001	2002	2001	2002

Domestic	$316,347	$29,387	$968,778	$204,775
International	141,723	20,641	266,677	94,462

Total	$458,070	$50,028	$1,235,455	$299,237

     The Company’s revenues derived from products and services for the quarter and nine months ended July 31, 2001 and 2002 are as follows (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,

	2001	2002	2001	2002

Products	$435,364	$41,029	$1,168,914	$254,428
Services	22,706	8,999	66,541	44,809

Total	$458,070	$50,028	$1,235,455	$299,237

     Historically, the Company has relied on a limited number of customers for its revenue. During the quarter and nine months ended July 31, 2001 and 2002, customers who each accounted for at least 10% of the Company’s revenues during the respective periods are as follows (in thousands):

	Quarter Ended July 31,			Nine Months Ended July 31,

	2001	2002		2001	2002

Company A	$163,063	$	n/a	$408,659	$62,241
Company B	96,642		n/a	n/a	n/a
Company C	n/a		8,959	197,658	n/a
Company D	n/a		7,000	n/a	n/a
Company E	n/a		n/a	n/a	55,589

Total	$259,705		$15,959	$606,317	$117,830

     n/a – denotes revenues recognized less than 10% for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information in this Form 10-Q contains certain forward-looking statements, including statements related to markets for the Company’s products and trends in its business that involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factor,” below. Investors should review these risks in order to have a more complete understanding of the principal risks associated with an investment in our Common Stock.

Overview

     CIENA is a leader in the intelligent optical networking equipment market. We offer a portfolio of products to communications networks worldwide. Our customers include both domestic and international long-distance carriers, competitive and incumbent local exchange carriers, Internet service providers, wireless and wholesale carriers, cable television providers, system integrators, and enterprises. CIENA offers optical transport and intelligent optical switching systems that enable service providers to provision, manage and deliver communication services to their customers. We have pursued a strategy of capitalizing on the benefits of next-generation technologies to change the fundamental economics of building carrier-class tele- and data-communications networks, reducing both capital and operating costs for our customers and enabling revenue-generating services.

     For much of the last several years, the market for our equipment was influenced by the entry of a substantial number of new companies into the communications services business. In the United States, this was largely due to changes in the regulatory environment, in particular those brought about by the Telecommunications Act of 1996. These new companies raised billions of dollars in capital, much of which they invested in capital improvements, causing an acceleration in the growth of the market for telecommunications equipment.

     The last two years have seen a reversal of this trend, including the failure of a large number of the new entrants and a sharp contraction of the availability of capital to the industry. More recently, several of the more established carriers have experienced significant financial distress. These developments have caused a substantial reduction in demand for telecommunications equipment, including our products. This industry trend has been compounded by the slowing not only of the United States economy, but the economies in virtually all of the countries in which we are marketing our products. The combination of these factors has caused our customers to become more conservative in their capital investment plans and more uncertain about their future purchases. As a consequence, we are facing a market that is both reduced in size and more difficult to predict and plan for.

     These trends have had a number of significant effects on our business during the first nine months of fiscal 2002, including the reduction of revenues by $936.2 million compared to the first nine months of fiscal 2001, the incurrence of obsolete inventory costs, including excess purchase commitments, of $284.9 million, restructuring charges of $146.7 million, provisions for bad debt expense of $14.8 million and a net income tax charge of approximately $112.2 million to establish a valuation allowance against our deferred tax assets. As a result of these significant effects on our business, we have incurred a net loss of $842.7 million during the first nine months of fiscal 2002.

     On June 21, 2002, we acquired by merger ONI Systems Corp. (“ONI”), a NASDAQ-listed corporation headquartered in San Jose, California. CIENA believes that the combination of CIENA, a leader in next-generation core optical networking equipment, and ONI, a leader in next generation metropolitan optical networking equipment, will result in one of the leading optical networking equipment companies in the world. Also, in connection with the merger, CIENA and ONI announced that each company would immediately take steps to eliminate functional redundancies and achieve the operational cost synergies anticipated as a result of their combination. During the quarter ended July 31, 2002, CIENA and ONI reduced their combined workforce by approximately 283 employees resulting in approximately 2,638 persons employed by CIENA and its subsidiaries. Approximately 88 employees will be leaving within the next three months after assisting with the integration transition. Approximately $3.8 million of costs associated with the ONI workforce reduction qualify for treatment under EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Combination” and were recorded as an element of the acquisition. Also as a result of these integration and restructuring activities, CIENA recorded a charge of $11.0 million in the quarter ended July 31, 2002 associated with workforce reductions of approximately 66 employees, lease terminations, non-cancelable lease costs and the write-down of certain property, equipment and leasehold improvements.

     As of July 31, 2002, CIENA and its subsidiaries employed approximately 2,638 persons, which was a net reduction of 1,140 persons from the approximate 3,778 employed on October 31, 2001.

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements requires CIENA to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

On an on-going basis, CIENA re-evaluates its estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, and contingencies and litigation. CIENA bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. CIENA believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     CIENA recognizes product revenue in accordance with the shipping terms specified and when collection is reasonably assured. For transactions where CIENA has yet to obtain customer acceptance, revenue is deferred until the terms of acceptance are satisfied. Revenue for installation services is recognized as the services are performed unless the terms of the supply contract combine product acceptance with installation, in which case, revenues for installation services are recognized when the terms of acceptance are satisfied and installation is completed. Revenues from fixed price contracts for installation services are recognized under the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets.Where applicable, revenue is recognized in accordance with Statement of Position No. 97-2 (SOP 97-2), “Software Revenue Recognition”, including deferral of revenue recognition in instances where vendor specific objective evidence for undelivered elements is not determinable. For distributor sales where risks of ownership have not transferred, CIENA recognizes revenue when the product is shipped through to the end user.

     CIENA maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of CIENA’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of July 31, 2002, our accounts receivable balance net of allowances for doubtful accounts of $16.3 million, was $43.3 million, which included three customers that accounted for 18.7%, 14.5%, and 10.8% of net trade accounts receivable, respectively.

     CIENA provides for the estimated cost of product warranties at the time revenue is recognized. CIENA engages in extensive product quality programs and processes including actively monitoring and evaluating the quality of its component suppliers. CIENA’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from CIENA’s estimates, revisions to the estimated warranty liability would be required.

     CIENA writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. As a result of the further decline in capital spending by our customers and a further decline in forecasted revenues of existing products, we recorded a provision for inventory, including purchase commitments, of approximately $284.9 during the nine months ended July 31, 2002. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     As part of its restructuring costs, CIENA provides for the estimated cost of the net lease expense for facilities that are no longer being utilized. These cost are based on the future minimum lease payments under contractual obligations offset by estimated future sublease payments. As of the quarter ended July 31, 2002, CIENA’s accrued restructuring liability related to net lease expense and other related charges was $50.0 million. If actual market conditions are less favorable than those projected by management, additional restructuring costs associated with these facilities may be required.

     CIENA holds minority interests in companies having operations or technology in areas within its strategic focus. As of July 31, 2002, $21.1 million of these investments are included in other long-term assets. CIENA records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. During the nine months ended July 31, 2002, we recorded a charge of $6.6 million from a decline in the fair value of a public equity investment that was determined to be other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

     As of July 31, 2002, CIENA’s assets include $765.9 million related to goodwill. Statement of Financial Accounting Standards No. 142 "Goodwill and other Intangible Assets" (SFAS No. 142) requires goodwill amortizations to cease and for goodwill to be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of CIENA below its earnings amount. CIENA concluded that an interim test for impairment of goodwill, was no necessary during the nine months ended July 31, 2002. CIENA will perform the required annual impairment assessment of goodwill balances in accordance with the provisions of SFAS No. 142 during the fourth quarter fiscal 2002.

     As of July 31, 2002, CIENA has recorded a valuation allowance of $550.4 million against our gross deferred tax assets of $624.2 million. The valuation allowance is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Positive evidence, such as operating results during the most recent three-year period, is given more weight when due to our current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred assets will be achieved. Our results over the most recent three-year period were heavily affected by our recent deliberate and planned business restructuring activities. The Company’s cumulative loss in the most recent three-year period, inclusive of the loss for the quarter ended July 31, 2002, represents sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Although realization is not assured, CIENA has concluded that the remaining net deferred tax asset as of July 31, 2002 in the amount of $73.8 million will be realized based on the scheduling of deferred tax liabilities, and the carry-back of losses. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. Should CIENA determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Results of Operations

     Three Months Ended July 31, 2001 Compared to Three Months Ended July 31, 2002

     Revenue. CIENA recognized $458.1 million and $50.0 million in revenue for the quarters ended July 31, 2001 and 2002, respectively. The decrease of $408.1 million or 89.1% resulted primarily from the reduction in demand for optical network products worldwide for the reasons stated above under “Overview”, which led to reduced revenues even though we had sales to fifty-seven optical networking customers in the quarter ended July 31, 2002, as compared to forty-five customers in the same quarter of the prior year. During the quarter ended July 31, 2002, two customers accounted for 17.9% and 14.0% of CIENA’s quarterly revenue and combined accounted for 31.9%. This compares to the quarter ended July 31, 2001, in which two customers, none of which accounted for more than 10% of revenue during the comparable period in 2002, accounted for 35.6% and 21.1% of our quarterly revenues and combined accounted for 56.7% of our quarterly revenue.

     Revenues derived from international sales accounted for approximately 30.9% and 41.3% of our revenues during the quarters ended July 31, 2001 and 2002, respectively. The Company’s geographic distribution of revenues for the quarters ended July 31, 2001 and 2002 were as follows (in thousands):

	Quarter Ended July 31,

	2001	2002

Domestic	$316,347	$29,387
International	141,723	20,641

Total	$458,070	$50,028

     Revenues during CIENA’s third quarter fiscal 2002 were primarily from sales of intelligent core switching products, metro optical transport products and long distance optical transport products. Revenues during CIENA’s third quarter fiscal 2001 were primarily from long-distance optical products and intelligent core switching products. CIENA’s revenues from products and services for the quarters ended July 31, 2001 and 2002 were as follows (in thousands):

	Quarter Ended July 31,

	2001	2002

Products	$435,364	$41,029
Services	22,706	8,999

Total	$458,070	$50,028

     Gross Profit (Loss). Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees, cost of excess and obsolete inventory and overhead related to manufacturing and engineering, furnishing and installation (“EF&I”) operations. Gross profits (loss) were $198.4 million and ($42.1) million for the quarters ended July 31, 2001 and 2002, respectively. The $240.5 million decrease in gross profit in the third quarter 2002 compared to the third quarter 2001 was the result of decreased revenues. Gross margin as a percentage of revenue was 43.3% and (84.2%) for the third quarters 2001 and 2002, respectively. The decrease was largely attributable to inventory obsolescence costs, lower manufacturing volumes resulting in reduced manufacturing efficiencies, and changes in product mix resulting in sales of a higher proportion of revenue from lower margin installation and tech support services.

     Research and Development Expenses. Research and development expenses (exclusive of stock compensation costs of $6.5 and $3.9 million) were $65.8 million and $54.0 million for the quarters ended July 31, 2001 and 2002, respectively. During the third quarters 2001 and 2002, research and development expenses were 14.4% and 107.8% of revenue, respectively. The $11.8, million or 18.0%, decrease in research and development expenses in the third quarter 2002 compared to the third quarter 2001 was the result of decreases in staffing levels, consumption of prototype parts, depreciation expense, facility costs, and the utilization of outside consultants. We expense research and development costs as incurred.

     Selling and Marketing Expenses. Selling and marketing expenses (exclusive of stock compensation costs of $6.9 and $0.8 million) were $39.6 million and $30.8 million for the quarters ended July 31, 2001 and 2002, respectively. During the third quarters 2001 and 2002, selling and marketing expenses were 8.6% and 61.6% of revenue, respectively. The $8.8 million, or 22.2%, decrease in selling and marketing expenses in the third quarter 2002 compared to the third quarter 2001 was primarily the result of reduced levels of sales staff, technical assistance and field support, decreased costs associated with tradeshow participation and outside consultants.

     General and Administrative Expenses. General and administrative expenses (exclusive of stock compensation costs of $8.8 and $0.3 million) were $14.8 million and $10.8 million for the quarters ended July 31, 2001 and 2002, respectively. During the third quarters 2001 and 2002, general and administrative expenses were 3.2% and 21.6% of revenue, respectively. The $4.0 million, or 27.0%, decrease in general and administrative expenses in the third quarter 2002 compared to the third quarter 2001 was primarily the result of decreases in staffing levels, utilization of outside consultants and facility costs.

     Deferred Stock Compensation Costs. Deferred stock compensation costs were $22.2 million and $5.0 million for the quarters ended July 31, 2001 and 2002, respectively. As part of our acquisition of Cyras and ONI we recorded $98.5 and $8.8 million of deferred stock compensation relating to the unvested stock options and restricted stock assumed in the acquisitions, respectively. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized over the remaining vesting period of the applicable options. As July 31, 2002, the balance of deferred stock compensation is $34.6 million.

     Amortization of Goodwill. Amortization of goodwill was $75.6 million for the quarter ended July 31, 2001. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 “Goodwill and other Intangible Assets” (SFAS No. 142). SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment, for fiscal years beginning after October 31, 2001. SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets”. The Company adopted the provisions of this standard for its first quarter of fiscal 2002. There was no impairment or amortization of goodwill recorded for the third quarter ended July 31, 2002.

     Amortization of Intangible Assets. Amortization of intangible assets was $1.4 million and $2.3 million for the quarters ended July 31, 2001 and 2002, respectively. As part of our acquisition of Cyras, we recorded $47.7 million worth of other intangible assets. The intangible assets from the Cyras purchase will be amortized over a seven year period. As part of our acquisition of ONI we recorded $15.1 million worth of other intangibles assets. The intangible assets from the ONI purchase will be amortized over periods ranging from two months to seven years.

     Restructuring Costs. Restructuring costs were $18.6 million for the quarter ended July 31, 2002. During June 2002, as part of the integration activities associated with the ONI acquisition, CIENA had a workforce reduction of 66 employees and announced the planned closure and relocation of CIENA personnel from our Fremont facility to the San Jose facilities acquired in the ONI merger. The Company recorded a restructuring charge of $11.0 million associated with the workforce reductions, lease terminations, non-cancelable lease costs and the write-down of certain property, equipment and leasehold improvements in the third quarter of fiscal 2002. Also, during the third quarter of fiscal 2002, CIENA recorded an additional restructuring charge of approximately $7.6 million to increase the estimated cost of the net lease expense for previously restructured facilities. It is possible that we may incur similar charges in the future as a result of our efforts to bring costs in line with revenue expectations.

     Provision for Doubtful Accounts. CIENA performs ongoing credit evaluations of its customers and generally has not required collateral or other forms of security from its customers. CIENA maintains an allowance for potential losses when identified. CIENA expected to realize approximately $8.9 million of the gross outstanding accounts receivable balance of $36.9 million due from iaxis Limited as of October 31, 2000. In July 2001, we received payment for approximately $15.4 million of the gross outstanding accounts receivable balance due from iaxis Limited primarily through our sales agreement with Dynegy. Accordingly, we recognized a reduction in our provision for doubtful accounts of $6.6 million for the quarter ended July 31, 2001. We recorded a reduction for bad debt expense of $1.2 million during the quarter ended July 31, 2002. This reduction relates to the estimated losses of $2.1 million from three customers, each of whom filed for bankruptcy protection during nine months ended July 31, 2002, offset by a payment of $3.3 million of the gross outstanding accounts receivable balance due from iaxis Limited through our sales agreement with Dynegy.

     Interest and Other Income, Net. Interest income and other income (expense), net were $19.8 million and $13.6 million for the quarters ended July 31, 2001 and 2002, respectively. The $6.2 million decrease was attributable to the impact of lower average interest rates and lower average cash and invested balances.

     Interest Expense. Interest expense was $11.3 million and $10.6 million for the quarters ended July 31, 2001 and 2002, respectively. The $0.7 million decrease was attributable to a decrease in our debt obligations outstanding between the two periods. Interest expense will increase in subsequent periods as a result of our assumption of the ONI 5% convertible subordinated notes.

     Provision (Benefit) for Income Taxes. CIENA’s benefit for income taxes was $11.6 million, or 195.6%, of loss before income taxes for the third quarter ended July 31, 2001. As a result of the Cyras acquisition, we recorded a significant amount of intangible asset amortization. The increase in the tax rate in the third quarter ended July 31, 2001 is largely the result of the amount of intangible asset amortization. Under the tax code, expenses recorded for the amortization of certain intangible assets (such as goodwill, deferred stock compensation and in-process research and development) are not deductible for tax purposes. The effect of these expenses is an increase in our effective tax rate. As a result of these significant nondeductible charges, it has been determined that the actual year to date effective tax rate represents the most appropriate estimate of the annual tax rate. Exclusive of these charges, CIENA’s effective income tax rate would have been 33.5% for the quarter ended July 31, 2001.

     CIENA’s provision for income taxes was $0.6 million for the quarter ended July 31, 2002. This provision was primarily attributable to foreign tax related to CIENA’s foreign operations. No tax benefit was recorded for CIENA’s domestic losses during the quarter ended July 31, 2002. CIENA will continue to maintain a valuation allowance against certain deferred tax assets until sufficient positive evidence exists to support its reversal.

     Net Income (Loss). CIENA’s net income (loss) for the quarters ended July 31, 2001 and 2002 was $5.7 million and ($160.0) million, respectively.

Nine Months Ended July 31, 2001 Compared to Nine Months Ended July 31, 2002

     Revenue. CIENA recognized $1,235.5 million and $299.2 million in revenue for the nine months ended July 31, 2001 and 2002, respectively. The decrease of $936.3 million, or 75.8%, resulted primarily from reduction in demand for optical network products worldwide for the reasons stated above under “Overview”, which led to reduced revenues even though we had sales to seventy-one optical networking customers in the nine months ended July 31, 2002, as compared to forty-eight such customers in the same period of the prior year. During the nine months ended July 31, 2002, two customers accounted for 20.8% and 18.6% of CIENA’s revenue and combined accounted for 39.4%. This compares to the nine months ended July 31, 2001, in which two companies, only one of which accounted for more than 10% of revenue during the comparable period in 2002, accounted for 33.1% and 16.0% of CIENA’s revenues and combined accounted for 49.1%. Revenues derived from international sales accounted for 21.6% and 31.6% of CIENA’s revenues during the nine months ended July 31, 2001 and 2002, respectively. The Company’s geographic distribution of revenues for the nine months ended July 31, 2001 and 2002 are as follows (in thousands):

	Nine Months Ended July 31,

	2001	2002

Domestic	$968,778	$204,775
International	266,677	94,462

Total	$1,235,455	$299,237

     Revenues during the nine months ended July 31, 2002 were primarily from sales of intelligent core switching products, metro switching products and long distance optical transport products. Revenues during the nine months ended July 31, 2001 were largely attributed to sales of intelligent core switching products and long distance optical transport products. CIENA’s revenues derived from products and services for the nine months ended July 31, 2001 and 2002 are as follows (in thousands):

	Nine Months Ended July 31,

	2001	2002

Products	$1,168,914	$254,428
Services	66,541	44,809

Total	$1,235,455	$299,237

     Gross Profit. Gross profits (loss) were $552.5 million and ($243.4) million for the nine months ended July 31, 2001 and 2002, respectively. The $795.9 million decrease in gross profit in the nine months ended July 31, 2002 compared to the nine months ended July 31, 2001 was the result of decreased revenues and an increase in excess and obsolete inventory charges. As a result of the further decline in capital spending by our customers and a further decline in forecasted revenues of existing products, we recorded a provision for inventory, including purchase commitments, of approximately $284.9 million in the nine months ended July 31, 2002. Gross margin as a percentage of revenue was 44.7% and (81.3%) for the nine months ended July 31, 2001 and 2002, respectively. The decrease was largely attributable to increases in inventory obsolescence costs, lower manufacturing volumes resulting in reduced manufacturing efficiencies, and changes in product mix resulting in sales of a higher proportion of revenue from lower margin installation and tech support services.

     Research and Development Expenses. Research and development expenses (exclusive of stock compensation costs of $8.1 and $11.3 million) were $162.6 million and $178.3 million for the nine months ended July 31, 2001 and 2002, respectively. During the first nine months of 2001 and 2002, research and development expenses were 13.2% and 59.6% of revenue, respectively. The $15.7 million or 9.6% increase in research and development expenses in the first nine months of 2002 compared to the first nine months of 2001 was the result of increased employee related expenses, consulting expenses, and depreciation expense. CIENA expenses research and development costs as incurred.

     Selling and Marketing Expenses. Selling and marketing expenses (exclusive of stock compensation costs of $7.4 and $2.6 million) were $108.0 million and $98.3 million for the nine months ended July 31, 2001 and 2002, respectively. During the first nine months of 2001 and 2002, selling and marketing expenses were 8.7% and 32.8% of revenue, respectively. The $9.7 million, or 9.0%, decrease in selling and marketing expenses in the first nine months of 2002 compared to the first nine months of 2001 was primarily the result of the reduced levels of sales staff, technical assistance and field support, decreased costs associated with tradeshow participation and outside consultants.

     General and Administrative Expenses. General and administrative expenses (exclusive of stock compensation costs of $9.4 and $0.7 million) were $42.7 million and $37.7 million for the nine months ended July 31, 2001 and 2002, respectively. During the first nine months of 2001 and 2002, general and administrative expenses were 3.5% and 12.6% of revenue, respectively. The $5.0 million, or 11.7%, decrease in general and administrative expenses in the first nine months of 2002 compared to the first nine months of 2001 was primarily the result of decreases in employee related costs.

     Deferred Stock Compensation Costs. Deferred stock compensation costs were $25.0 million and $14.6 million for the nine months ended July 31, 2001 and 2002, respectively. As part of our acquisition of Cyras and ONI we recorded $98.5 and $8.8 million of deferred stock compensation relating to the unvested stock options and restricted stock assumed in the acquisition, respectively. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized over the remaining vesting period of the applicable options. As of July 31, 2002, the balance of deferred stock compensation is $34.6 million.

     Amortization of Goodwill. Amortization of goodwill was $101.9 million for the nine months ended July 31, 2001. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment for fiscal years beginning after October 31, 2001. SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets”. The Company adopted the provisions of this standard for its first quarter of fiscal 2002. There was no impairment or amortization of goodwill recorded for the nine months ended July 31, 2002.

     Amortization of Intangible Assets. Amortization of intangible assets was $2.5 million and $6.0 million for the nine months ended July 31, 2001 and 2002, respectively. As part of our acquisition of Cyras, we recorded $47.7 million worth of other intangible assets. The intangible assets from the Cyras purchase will be amortized over a seven year period. As part of our acquisition of ONI, we recorded $15.1 million worth of other intangibles assets. The intangible assets from the ONI purchase will be amortized over periods ranging from two months to seven years.

     In-Process Research and Development. In connection with the Cyras acquisition, the Company recorded a $45.9 million charge related to in-process research and development for the nine months ended July 31, 2001. This generally represents the estimated value of purchased in-process technology related to Cyras’s K2 product development that had not yet reached technological feasibility and had no alternative future use at the time of the acquisition. The amount of purchase price allocated to in-process research and development was determined using the discounted cash flow method. This method consisted of estimating future net cash flows attributable to the in-process K2 technology for a discrete projection period and discounting the net cash flows back to their present value.

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

     During June 2002, as part of the integration activities associated with the ONI acquisition, CIENA had a workforce reduction of 66 employees and announced the planned closure and relocation of CIENA personnel from our Fremont facility to the San Jose facilities acquired in the ONI merger. The Company recorded a restructuring charge of $11.0 million associated with the workforce reductions, lease terminations, non-cancelable lease costs and the write-down of certain property, equipment and leasehold improvements in the third quarter of fiscal 2002. Also, during the third quarter of fiscal 2002, CIENA recorded an additional restructuring charge of approximately $7.6 million to increase the estimated cost of the net lease expense for previously restructured facilities. It is possible that we may incur similar charges in the future as a result of our efforts to bring costs in line with revenue expectations.

     Provision for Doubtful Accounts. CIENA performs ongoing credit evaluations of its customers and generally has not required collateral or other forms of security from its customers. CIENA maintains an allowance for potential losses when identified. CIENA expected to realize approximately $8.9 million of the gross outstanding accounts receivable balance of $36.9 million due from iaxis Limited as of October 31, 2000. In July 2001, we received payment for approximately $15.4 million of the gross outstanding accounts receivable balance due from iaxis Limited primarily through our sales agreement with Dynegy. Accordingly, we recognized a reduction in our provision for doubtful accounts of $6.6 million for the nine months ended July 31, 2001. We recorded a provision for bad debt expense of $14.8 million during the nine months ended July 31, 2002. This provision relates to the estimated losses of $18.1 million from three customers, each of whom filed for bankruptcy protection during nine months ended July 31, 2002, offset by a payment of $3.3 million of the gross outstanding accounts receivable balance due from iaxis Limited through our sales agreement with Dynegy.

     Interest and Other Income, Net. Interest income and other income, net were $44.8 million and $44.8 million for the nine months ended July 31, 2001 and 2002, respectively.

     Interest Expense. Interest expense was $18.5 million and $29.8 million for the nine months ended July 31, 2001 and 2002, respectively. The $11.3 million, or 60.9%, increase was attributable to the increase in our debt obligations between the two periods. Interest expense will increase in subsequent periods as a result of our assumption of the ONI 5% convertible subordinated notes.

     Loss on Equity Investments, Net. Loss on equity investments, net was $5.7 million for the nine months ended July 31, 2002. We realized a loss of $1.9 million from the sale of a public equity investment and a loss of $6.6 million from a decline in the fair value of a public equity investment that was determined to be other than temporary. On November 16, 2001, CIENA sold 80.1% of its ownership in ATI International Investments, Inc., the parent company of ATI Telecom International Ltd. (“Alta”), which resulted in a gain of $2.8 million. CIENA retains a 19.9% ownership in ATI International Investments, Inc.

     Provision for Income Taxes. CIENA’s provision for income taxes was $88.5 million for the nine months ended July 31, 2000. During the first nine months of 2001, the provision for income taxes was 91.5% of income before income taxes. Under the tax code, expenses recorded for the amortization of certain intangible assets (such as goodwill, deferred stock compensation and in-process research and development) are not deductible for tax purposes. As a result of the Cyras acquisition, we have recorded a significant amount of intangible amortization. Since these expenses are not deductible for tax purposes, these expenses result in an increase in CIENA’s effective tax rate. Exclusive of these charges, the CIENA’s effective income tax rate would have been 33.5% for the nine months ended July 31, 2001.

     CIENA’s provision for income taxes was $112.2 million for the nine months ended July 31, 2002. This was inclusive of a net income tax benefit of $193.6 million, offset by a $305.8 million non-cash charge to a valuation allowance against our gross deferred tax assets. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Although realization is not assured, CIENA has concluded that the remaining net deferred tax asset as of July 31, 2002 in the amount of $73.8 million will be realized based on the scheduling of deferred tax liabilities, and the carry-back of losses. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. Should CIENA determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. See “Critical Accounting Policies and Estimates.”

     Net Income (Loss). CIENA’s net income (loss) for the nine months ended July 31, 2001 and 2002 was $8.2 million and ($842.7) million, respectively.

Liquidity and Capital Resources

     At July 31, 2002, CIENA’s principal source of liquidity was its cash and cash equivalents of $715.2 million, short-term investments of $971.8 million and long-term investments of $566.5 million.

     Cash provided by operations was $98.6 million and $67.1 million for the nine months ended July 31, 2001 and 2002, respectively. The decrease of cash generated from operations was $31.5 million from the first nine months of 2002 compared to the first nine months of 2001. This decrease was principally attributable to the net loss offset by a reduction in accounts receivable, the non-cash charges related to asset write-downs and the provisions for inventory excess and obsolescence.

     During the nine months ended July 31, 2001, cash used in investing activities was $948.3 million. Investment activities included the net purchases of $803.3 million worth of short and long-term investments, $191.1 million of capital expenditures, $8.0 million for equity investments in non-public companies and a receipt of $54.1 million from the Cyras acquisition. Of the amount invested in capital expenditures, $174.6 million was used for additions to capital equipment and furniture and the remaining $16.5 million was invested in leasehold improvements.

     During the nine months ended July 31, 2002, cash provided by investing activities was $413.6 million. Investment activities included the net maturities of $189.0 million worth of short and long-term investments and purchases of $57.3 million of capital expenditures, $5.0 million for equity investments in non-public companies and a receipt of $286.9 million from the ONI acquisition.

     Cash generated from financing activities for the nine months ended July 31, 2001 was $1,576 million. On February 9, 2001, we completed a public offering of 11,000,000 shares of common stock at a price of $83.50 per share less underwriters’ discounts and commissions. Concurrent with the offering of common stock, CIENA completed a public offering of 3.75% convertible notes with an aggregate principal amount of $690.0 million. Cash used in financing activities for the nine months ended July 31, 2002 was 163.4 million. On April 30, 2002, we redeemed all the outstanding Cyras Systems LLC 4.5% convertible subordinated notes at a total redemption price of $178.4 million.

     The following is a summary of our future minimum payments under contractual obligations as of July 31, 2002 (in thousands):

	Payments due by period

	2002*	2003	2004	2005	2006	Thereafter	Total

Convertible notes (1)	$7,500	$40,875	$40,875	$340,875	$25,875	$728,812	$1,184,812
Capital lease obligations	342	898	—	—	—	—	1,240
Purchase commitments (2)	43,097	—	—	—	7,000	—	50,097
Operating leases	8,936	36,452	36,678	36,244	34,697	133,398	286,405

Total	$59,875	$78,225	$77,553	$377,119	$67,572	$862,210	$1,522,554

     The following is a summary of our other commercial commitments by commitment expiration date as of July 31, 2002 (in thousands):

	Commitment expiration date

	2002*	2003	2004	2005	2006	Thereafter	Total

Standby letters of credit	$5,545	$15	$—	$—	$360	$150	$6,070

Notes to above tables:
* From August 1, 2002 through October 31, 2002

(1) The terms of our $690.0 million notes include interest at 3.75% payable on a semiannual basis on February 1st and August 1st of each year; the notes are due February 1, 2008. The terms of our $300 million notes include interest at 5.00% payable on a semi annual basis on April 15th and October 15th of each year, the notes are due October 15, 2005.

(2) Purchase commitments related to non-cancelable amounts we are obligated to pay to our contract manufacturers and component suppliers for inventory.

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

Our business has been adversely affected by recent developments in the communications industry and the economy in general

     For much of the last several years, the market for our equipment has been influenced by the entry into the communications services business of a substantial number of new companies. In the United States, this was due largely to changes in the regulatory environment, in particular those brought about by the Telecommunications Act of 1996. These new companies raised billions of dollars in capital, much of which they invested in capital improvements, causing an acceleration in the growth of the market for telecommunications equipment.

     The last two years have seen a reversal of this trend, including the failure of a large number of the new entrants and a sharp contraction of the availability of capital to the industry. More recently, several of the more established carriers have experienced significant financial distress. These developments have caused a substantial reduction in demand for telecommunications equipment, including our products.

     This industry trend has been compounded by the slowing not only of the United States economy but the economies in virtually all of the countries in which we are marketing our products. The combination of these factors has caused most of our customers to become more conservative in their capital investment plans and more uncertain about their future purchases. As a consequence, we are facing a market that is both reduced in absolute size and more difficult to predict and plan for.

     We expect the factors described above to continue to affect our business for an indeterminate period, in several significant ways compared to the recent past:

•	our markets will be characterized by reduced capital expenditures by our customers;

•	we will continue to have only limited ability to forecast the volume and product mix of our sales;

•	managing our expenditures will be difficult in light of the uncertainties surrounding our business;

•	increased competition resulting from reduced demand will put substantial downward pressures on the pricing of our products, tending to reduce our profit margins;

•	increased competition will enable customers to insist on more favorable terms and conditions for sales, including extended payment terms or other financing assistance, as a condition of procuring their business; and

•	the bankruptcies or weakened financial condition of some of our customers may require us to write off amounts due us from prior sales.

The result of any one or a combination of these factors could lead to further reduced revenues and profitability. In the near term, we believe our revenues will remain substantially depressed compared to 2001 levels.

Economic conditions may require us to reduce the size of our business further

     In November 2001, February 2002, and again in March 2002, we undertook significant reductions in force, accompanied by dispositions of assets, as part of our effort to reduce the size of our operations to better match the reduced sales of our products and services. In June, we laid off more employees who were made redundant by our merger with ONI Systems, Inc. Weakness in the global economy generally and the telecommunications equipment market in particular continue to affect our business substantially. We may be required to undertake further reductions in force. Any such steps would likely result in significant charges from write-downs or write-offs of assets, costs of lease terminations, and expenses resulting from the termination of personnel.

The market for our long-haul product line has substantially diminished

     Our business was originally built on the success of our “long-haul” optical transmission products, Sentry and CoreStream, which allowed multiple optical signals to be combined to be transmitted from point to point over a single optical fiber. During the last several years, carriers around the world, both incumbents and challengers, have laid and “lit” with optical equipment like ours, a substantial amount of long-haul optical fiber. This has created what appears to be an oversupply of new communications “bandwidth” on many long-haul routes. In addition, since the introduction of these products, technological advances have enabled the transmission of more optical signals over greater distances for less cost. As a consequence, the market opportunity for long-haul optical equipment, including ours, has declined steeply, dramatically reducing our revenues from these products. We do not know when, if ever, the market for our long-haul products will return, and it is possible that it will never return to the levels of 2001. If we are to increase our revenues, therefore, we will have to rely heavily on sales of our existing products and new ones that we develop or acquire.

Product performance problems could limit our sales prospects

     The development and production of new products with high technology content, including, optical networking products often involves problems with software, components and manufacturing methods. If significant reliability, quality or network monitoring problems develop, including those due to defects in software or faulty components, a number of negative effects on our business could result, including:

•	costs associated with fixing software defects or reworking our manufacturing processes;

•	high service and warranty expenses;

•	high inventory obsolescence expense;

•	high levels of product returns;

•	delays in collecting accounts receivable;

•	reduced orders from existing customers; and

•	declining interest from potential customers.

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

     Current economic and market conditions have made it more difficult to make reliable estimates of future revenues. Fluctuations in our revenues can lead to even greater fluctuations in our operating profits. Our budgeted expense levels depend in part on our expectations of long-term future revenue. These budgets reflect the substantial investments in financial, engineering, manufacturing and logistics support resources we must make to support large customers, even though we are unsure of the volume, duration or timing of their purchases. In addition, we continue to make substantial expenditures on the development of new and enhanced products. Any substantial adjustment to expenses to account for lower levels of revenue is difficult and takes time. Consequently, if our revenue does decline, in the short run our levels of inventory, operating expenses and general overhead would be high relative to our revenue, reducing our profitability, and perhaps resulting in operating losses.

Our future success will depend on our ability to acquire new customers

     Historically, a large percentage of our sales have been made to emerging carriers, many of which have recently begun to experience severe financial difficulties. Consequently, we expect our sales to emerging carriers to be reduced, and our future success will depend on our ability to increase our sales to incumbent carriers, including, in the United States, the regional Bell operating companies (“RBOCs”), and abroad, the large, traditional telecommunications operators (“TOs”), many of which were formerly government-owned “post, telephone and telegraph” enterprises. These large companies typically require longer sales cycles. Many have long-standing supplier relationships with other vendors, and our experience in selling to them is limited. If we do not succeed in penetrating this segment of the market, our business could suffer.

     We sell some of our products to systems integrators and, to a limited extent, directly to large enterprises. We have limited experience with sales through business partners, and it is uncertain to what extent we will be successful in pursuing them.

We may not be successful in enhancing and upgrading our products

     The market for optical networking products is characterized by rapid technological change, frequent introductions of new products, and recurring changes in customer requirements. To succeed in this market, we must continue to develop new products and new features for existing products. Doing so is difficult and costly and there is no assurance that we will continue to be successful. In addition, we must be able to identify and gain access to promising new technologies. Failure to keep pace with technological advances would impair the competitiveness of our products and sooner or later do serious harm to our business.

     Our products are based on complex technology which could result in unanticipated delays in developing, improving , manufacturing or deploying them. Our LightWorks initiative, which involves modifying our products to enable customers to integrate them into a new type of network architecture, entails similar development risks.

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

     Certain enhancements to our products are in the development phase and are not yet ready for commercial manufacturing or deployment. For example, we expect to offer additional feature enhancement releases of the CoreDirector product line over the life of the product and we expect to continue to enhance features of our CoreStream, OnLine, and MetroDirector K2 products over the life of these products. The maturing process from laboratory prototype to customer trials, and subsequently to general availability, involves a number of steps, including:

•	completion of product development;

•	the qualification and multiple sourcing of critical components, including ASICs;

•	validation of manufacturing methods and processes;

•	extensive quality assurance and reliability testing, and staffing of testing infrastructure;

•	validation of software; and

•	establishment of systems integration and systems test validation requirements.

     Each of these steps in turn presents serious risks of failure, rework or delay, any one of which could decrease the speed and scope of product introduction and marketplace acceptance of the product. Specialized ASICs and intensive software testing and validation are key to the timely introduction of enhancements to the CoreDirector, OnLine, and MetroDirector K2 product lines; and schedule delays are common in the final validation phase, as well as in the manufacture of specialized ASICs. In addition, unexpected intellectual property disputes, failure of critical design elements, and a host of other execution risks may delay or even prevent the introduction of these products. If we do not develop and successfully introduce these products in a timely manner, our business, financial condition and results of operations would be harmed.

We face intense competition which could hurt our sales and profitability

     The market for optical networking equipment is extremely competitive. Competition in the optical networking market is based on varying combinations of price, functionality, software functionality, manufacturing capability, installation, services, scalability and the ability of the system solution to meet customers’ immediate and future network requirements. A small number of very large companies, including Alcatel, Cisco Systems, Fujitsu Group, Hitachi, Lucent Technologies, NEC Corporation, Nortel Networks, Siemens AG and Telefon AB LM Ericsson, have historically dominated the telecommunications equipment industry. Many have greater financial, marketing, manufacturing and intellectual property resources than CIENA. They also often have existing relationships with our potential customers.

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

     New competitors continue to emerge to compete with our products. They often base their products on the latest available technology. They may achieve commercial availability of their products more quickly due to the narrower focus of their efforts. Our inability to compete successfully against these companies would harm our business, financial condition and results of operations.

We are exposed to the credit risk of our customers

     Industry and economic conditions have weakened the financial position of some of our customers. To sell to some of these customers we may be required to take risks of uncollectible accounts. While we monitor these situations carefully and attempt to take appropriate measures to protect ourselves, it is possible that we may have to write down or write off doubtful accounts. Such write-downs or write-offs, if large, could have a material adverse effect on our operating results and financial condition.

Our strategy involves pursuing strategic acquisitions and investments that may not be successful

     Our business strategy includes acquiring or making strategic investments in other companies with a view to expanding our portfolio of products and services, acquiring new technologies, and accelerating the development of new or improved products. To do so, we may issue equity that would dilute our current shareholders’ percentage ownership or incur debt or assume indebtedness. In addition, we may incur significant amortization expenses related to intangible assets. In the fourth quarter fiscal 2001, we incurred a significant write-off of goodwill associated with our Cyras acquisition completed in March 2001.

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

We may not be able to achieve the benefits we anticipate from the merger with ONI

     In June, we completed our merger with ONI. Integrating two businesses the size of CIENA and ONI is difficult and exposes us to a variety of risks, including the possible loss of key personnel and failure to integrate the ONI product line with ours. It is possible, therefore, that we will not achieve all of the benefits we anticipate from the merger.

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

     Furthermore, one of our suppliers has recently announced its intention to exit the market for optical components. This, or similar decisions by other suppliers, could result in reduced competition and higher prices for components we purchase. In addition, the loss of a source of supply of key components could require us to re-engineer products that use those components, which would increase our costs.

     Failures of components affect the reliability and performance of our products and can reduce customer confidence in them, perhaps to the extent of adversely affecting our financial performance. On occasion, we have experienced delays in receipt of components and have received components that do not perform according to their specifications. Any future difficulty in obtaining sufficient and timely delivery of components could result in delays or reductions in product shipments, which, in turn, could harm our business. A consolidation among suppliers of these components or adverse developments in their businesses affecting their ability to supply us, could adversely impact the availability of components on which we depend. Delayed deliveries of key components from these sources could adversely affect our business.

     Any delays in component availability for any of our products or test equipment could result in delays in deployment of these products and in our ability to recognize revenue from them. These delays could also harm our customer relationships and our results of operations.

We rely on contract manufacturers for our products

     We rely on a small number of contract manufacturers to perform the majority of the manufacturing operations for our products. The qualification of these manufacturers is an expensive and time-consuming process, and these contract manufacturers build modules for other companies, including our competitors. In addition, we do not have contracts in place with some of these manufacturers. We may not be able to effectively manage our relationships with our manufacturers and we cannot be certain that they will be able to fill our orders in a timely manner. If we underestimate our future product requirements the contract manufacturer may not have enough product to meet our customer requirements, and this could result in delays in the shipment of our products and our ability to recognize revenue. If we cannot effectively manage these manufacturers and forecast future demand, or if they fail to deliver products or components on time, our business may suffer.

Some of our suppliers are also competitors

     Some of our component suppliers are both primary sources for components and major competitors in the market for system equipment. We buy components from Alcatel, NEC Corporation, Nortel Networks, and Siemens AG. Each of these companies offers optical communications systems and equipment that compete against our products. A decline in reliability or other adverse change in these supply relationships could harm our business.

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

     We are a defendant in a lawsuit originally brought by Nortel Networks against ONI alleging patent infringement and theft of trade secrets. While the suit is currently limited to products manufactured by ONI, it is possible that Nortel may seek to expand it to products manufactured by CIENA, including those we sold prior to the merger. Settlement discussions between the parties suggest that they remain very far apart in their assessment of the case. We believe that we have good defenses, and that even if we were to lose, the damages would be relatively modest. Nortel has continued to demand large sums to settle the case, and if its views should prevail, there is a possibility that we could be required to pay Nortel substantial damages.

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

We face risks associated with our international operations

     We market, sell and service our products globally. We have established offices around the world, including in North America, Europe, Latin America and in the Asia Pacific region. We will continue to expand our international operations and enter new international markets. This expansion will require significant management attention and financial resources to develop successfully direct and indirect international sales and support channels. In some countries, our success will depend in part on our ability to form relationships with local partners. We cannot be sure that we will be able to identify appropriate partners or reach mutually satisfactory arrangements with them for sales of our products. There is a risk that we may sometimes choose the wrong partner. For these reasons, we may not be able to maintain or increase international market demand for our products.

     International operations are subject to inherent risks; and our future results could be adversely affected by a variety of uncontrollable and changing factors. These include greater difficulty in collecting accounts receivable and longer collection periods; difficulties and costs of staffing and managing foreign operations; the impact of recessions in economies outside the United States; unexpected changes in regulatory requirements; certification requirements, reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; political and economic instability; trade protection measures and other regulatory requirements, service provider and government spending patterns; and natural disasters. Such factors could have a material adverse impact on our operating results and financial condition.

Leverage and debt service obligations may adversely affect our cash flow and our ability to repay or repurchase our notes

     We have $990 million of outstanding principal indebtedness. We have significant principal and interest payment obligations on this indebtedness. There is the possibility that we may be unable to generate sufficient cash to pay the principal of, interest on, and other amounts due in respect of our indebtedness, including the notes, when due. We may also add equipment loans and lease lines to finance capital expenditures and may obtain additional long-term debt, working capital lines of credit and lease lines.

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

Our stock price is volatile

     Our common stock price has experienced substantial volatility in the past, and is likely to remain volatile in the future. Volatility can arise as a result of divergence between our actual or anticipated financial results and published expectations of analysts, and announcements that we, our competitors, or our customers may make.

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

     Interest Rate Sensitivity. The Company maintains a short-term and long-term investment portfolio. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at July 31, 2002, the fair value of the portfolio would decline by approximately $139.0 million.

     Foreign Currency Exchange Risk. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results. Historically the Company’s primary exposures have been related to non-dollar denominated operating expenses in Europe and Asia where the Company sells primarily in U.S. dollars. The Company is prepared to hedge against fluctuations in foreign currency if this exposure becomes material. As of July 31, 2002, the assets and liabilities of the Company related to non-dollar denominated currencies were not material. Therefore we do not expect an increase or decrease of 10 percent in the foreign exchange rate would have a material impact on the Company’s financial position.

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

     On October 3, 2000, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into CIENA’s products infringe U.S. Patent No. 4,859,016. The complaint seeks injunctive relief, royalties and damages. CIENA has still not been served in the case, and we are unable to determine whether the litigation will have an adverse effect on us. If we are served, we intend to defend the suit vigorously.

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

     On August 19, 2002, Pirelli S.p.A. and certain of its affiliates (“Pirelli”) filed a complaint against us in the United States District Court for the District of Delaware. Previously, on May 1, 1998, we entered into a “Settlement Agreement” with Pirelli to resolve a lawsuit that alleged that CIENA was infringing patents held by Pirelli. In the Settlement Agreement, each of the parties granted to the other a license to its patents related to optical transmission systems. In addition, we agreed to pay Pirelli a royalty in the amount of 0.5% of our sales of optical transmission equipment. In February 2000, Pirelli notified us that it had assigned the Settlement Agreement to a subsidiary and subsequently transferred the stock of the subsidiary to Cisco Systems, Inc. In December 2000, we notified Pirelli that we believed that it was in breach of the Settlement Agreement as a result of its assignment without our consent, as required by the Settlement Agreement. Because of this breach, we ceased paying royalties to Pirelli under the Settlement Agreement. On June 19, 2002, we met with representatives of Pirelli and its counsel to discuss the matter pursuant to the dispute resolution mechanism provided in the Settlement Agreement, but the parties failed to come to any agreement. Pirelli’s complaint alleges that we breached our obligations under the Settlement Agreement by failing to make royalty payments to Pirelli, and seeks declaratory and injunctive relief as well as damages in excess of $10 million in past royalties. We continue to believe that our legal position in the matter is correct and intend to defend the lawsuit vigorously.

     Upon acquiring ONI Systems, we became the defendant in a lawsuit originally brought on March 10, 2000, against ONI by Nortel Networks in the United States District Court for the Northern District of California. The suit alleges that ONI Systems’ products infringe a patent held by Nortel Networks, and sets forth allegations of misappropriation of trade secrets, unlawful business practices and common law unfair competition. Nortel Networks is seeking preliminary and permanent injunctions and damages in connection with its claims. If it were to obtain an injunction preventing the sale of the allegedly infringing products, we could lose revenue or be required to incur expenses to modify the products to avoid infringement. We could also be ordered to pay damages, which could be substantial. We believe, however, that we have valid defenses to the claims, and we intend to continue to defend the lawsuit vigorously.

     As a result of the merger with ONI, we also became a defendant in two substantially identical purported class actions on behalf of ONI security holders originally brought against ONI and members of its board of directors. The complaints allege that the director defendants breached their fiduciary duties to ONI in approving the merger with CIENA and seek declaratory, injunctive and other relief permitted by equity. The plaintiffs failed to obtain an injunction against completion of the merger. We believe that these lawsuits are without merit and will continue to defend them vigorously.  The first of these cases was filed on February 20, 2002, in the Superior Court of the State of California, County of San Mateo, and is encaptioned K.W. Sams, On Behalf of Himself and All Others Similarly Situated v. ONI Systems Corporation, et al. The second case was brought on March 19, 2002, in the Superior Court of the State of California, County of Santa Clara, and is encaptioned Steven Myeary, On Behalf of Himself and All Others Similarly Situated v. ONI Systems Corporation.

     As a result of the merger with ONI, we also became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of our common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. We intend to defend these actions vigorously.

     On May 3, 2002, a shareholder derivative complaint alleging violations of California state laws was filed in the Superior Court of the State of California, County of Santa Clara against ONI. As a result of the merger with ONI we have also become a defendant in the lawsuit. The complaint names Hugh Martin; the other members of the ONI’s board of directors; Terrence J. Schmid, ONI’s former chief financial officer and vice president, finance and administration; and certain underwriters of ONI’s initial public offering as defendants. The complaint alleges that the defendants breached their fiduciary duties, acted negligently and were unjustly enriched in determining the offering price of ONI Systems common stock in our initial public offering. No specific amount of damages has been claimed. The complaint is encaptioned Sabrina J. Kurzman and Michael J. Kurzman, Derivatively on Behalf of ONI Systems Corp. v. Hugh C. Martin. These allegations arise from the same circumstances as and are related to the allegations raised in the securities class actions against ONI filed in federal court that are described above. We also intend to defend this lawsuit vigorously.

Item 2. Changes in Securities and Use of Proceeds

      Not applicable

Item 3. Defaults Upon Senior Securities

      Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

On June 18, 2002, CIENA held a special meeting of its stockholders for the purpose of voting on the adoption and approval of the Agreement and Plan of Merger dated as of February 17, 2002, by and among CIENA and ONI Systems Corp., approval of the merger of ONI Systems Corp. with and into CIENA and issuance of CIENA common stock contemplated by the Agreement and Plan of Merger.

The result of the voting at the special meeting was as follows:

		Abstentions and
Votes For	Votes Against	Broker Non-Votes

175,062,611	2,869,314	1,340,832

Item 5. Other Information

      Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit	Description

None

(b)	Reports on Form 8-K: Form 8-K filed June 28, 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIENA CORPORATION

CIENA CORPORATION
Date: August 22, 2002	By:	/s/ Gary B. Smith Gary B. Smith President, Chief Executive Officer and Director (Duly Authorized Officer)

Date: August 22, 2002	By:	/s/ Joseph R. Chinnici Joseph R. Chinnici Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)