Form 10-K
period 2002-10-31
CIENA CORP
filed 2002-12-12
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................to..........................

Commission file number 0-21969

CIENA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2725311 (I.R.S. Employer Identification No.)

1201 Winterson Road, Linthicum, MD (Address of principal executive offices)	21090-2205 (Zip Code)

(410) 865-8500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [ ] NO [X]

The aggregate market value of the 329,812,705 shares of Common Stock of the Registrant issued and outstanding as of May 3, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter, excluding 5,292,937 shares of Common Stock held by affiliates of the Registrant, was $2,248,921,992. This amount is based on the average bid and asked price of the Common Stock on the Nasdaq Stock Market of $6.93 per share on May 3, 2002.

The number of shares of Registrant’s Common Stock, par value $0.01 outstanding as of December 9, 2002 was 433,021,494.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2003 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

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

Item 1. Business

GENERAL

Overview

     CIENA, a leader in intelligent optical networking systems and software, offers telecommunications network solutions to service providers and enterprises worldwide. Our customers include long-distance carriers, local exchange carriers, Internet service providers, wireless and wholesale carriers, systems integrators, governments, large businesses and non-profit institutions. CIENA offers network solutions that enable service providers to provision, manage and deliver economic, high-bandwidth services to their customers. In early 2001, the telecommunications industry began a severe decline, which has affected almost all of its segments, including equipment suppliers like CIENA. That decline, which has continued in 2002, has caused the market for our equipment to shrink substantially, with a resulting adverse impact on our revenues and profitability.

     The Company had revenue of $361 million for its fiscal year ended October 31, 2002, a decrease of more than 77% when compared with fiscal 2001 revenue of $1,603 million. The Company recorded a net loss of $1,597 million in fiscal 2002 compared with a net loss of $1,794 million for fiscal 2001.

     For the fiscal year ended October 31, 2002, the Company recorded revenue from sales to a total of 77 customers. This represents an increase of more than 45% over 2001’s customer base of 53. During fiscal 2002, AT&T and Sprint each represented more than 10% of CIENA’s total revenues.

     On June 21, 2002, we acquired by merger ONI Systems Corp. (“ONI”), which offered optical transport and access products for metropolitan networks and enterprises. The addition of ONI’s products to CIENA’s product portfolio allows CIENA to offer its customers a broader and more comprehensive set of solutions for addressing the bandwidth and service requirements of their networks and opens up additional market opportunities.

     Through fiscal 2001, we derived the majority of our revenue from sales of long-distance optical transport equipment using dense wave division multiplexing (“DWDM”). In 2001, we began selling our CoreDirector intelligent optical core switch. During fiscal 2002, our revenues from that product exceeded our revenues from long-distance transport equipment. Today we believe we hold an industry-leading market share in the important emerging core switching product category. During fiscal 2002, we also recognized revenue from our metropolitan optical transport products including the MultiWave Metro product line and the ONLINE products that we acquired through our merger with ONI and from our multi-service metropolitan access and switching platform, MetroDirector K2.

     In fiscal 2003, CIENA will focus on evolving from an optical networking equipment producer into a strategic provider of complete network solutions. We intend to increase our presence with incumbent carriers, expand our addressable market and strike a careful balance between prudent cash management and strategic investment in the business.

     The matters discussed in this section should be read in conjunction with the Consolidated Financial Statements found under Part II, Item 8 of this annual report on Form 10-K.

INDUSTRY BACKGROUND

     Optical Networking

     Modern communications systems consist in substantial part of optical networks that transmit digitized voice and data information over optical fiber using pulses of infrared light. Optical networking technology has evolved rapidly over the last few years resulting in significant reductions in carriers’ capital and operating costs. Among other advances, newer technology allows transmission of multiple signals on a single strand of optical fiber, each signal using a different wavelength of light. This DWDM technology permits optical fibers to carry more information and reduces the need for carriers to add more fiber to their networks to handle increased traffic. DWDM technology has been critical to fueling the growth of the global Internet by dramatically reducing the cost to transmit information over long distances and enabling service providers to rapidly scale their networks to accommodate data traffic demands. More recently, intelligent optical switching technology has driven down the cost of managing networking equipment based on DWDM technology by consolidating and simplifying optical networks. The application of intelligent and distributed software to optical switching also has allowed carriers to build more automated networks that can quickly deliver various telecommunications services to customers without human intervention.

     Industry Trends

     Deregulation in the United States and privatization in many other countries during the 1990’s began a transition from a telecommunications industry characterized by a small number of heavily regulated large service providers to one in which numerous insurgent competitors began to emerge. Rapid traffic growth and readily available capital further fueled the growth in the number of service providers as emerging carriers built networks and fought to take market share from the incumbents. This rush of capital and new competitors into the market left many service providers facing declining prices for their services with operating expenses growing faster than revenues. In addition, many equipment vendors offered substantial vendor financing to service providers as a means to encourage sales, thereby creating a temporary, and ultimately unsustainable demand for networking equipment.

     Beginning near the end of 2000, capital markets tightened, leading to a period of uncertainty for service providers. As access to capital lessened, many service providers curtailed further network build-outs and dramatically reduced their overall capital spending. In addition, the industry saw the emergence and general availability of next generation optical networking equipment that enabled carriers to spend less and do more. As a result of increased competition, carriers saw their revenues level off or even decline. The combined effect of these developments was a sharp decline in the demand for legacy telecommunication equipment and a general overall slowdown in carriers’ equipment purchases. As a result, many equipment vendors experienced financial challenges of their own because of the slowdown and reduced the level of vendor financing they were able to provide. This only exacerbated the capital crunch and caused further capital spending reductions by carriers. In addition, several carriers found that they had built networks in anticipation of demand that failed to materialize and now faced over-capacity in their networks. Some carriers, with no access to additional capital and inadequate revenue, failed. Others have declared bankruptcy and are in the process of working through restructurings leading to uncertainty about their business, their networks and their customers. During this time, some service providers looked to new products and technologies, in particular optical networking solutions, to help them more efficiently scale their networks to handle the increased traffic load while also bringing their spending and expenses in line with their revenue growth.

STRATEGY

     CIENA is pursuing a strategy of balancing continued investment in our business with prudent cost management. We believe that this will better position us for growth as the telecommunications market recovers. We are currently investing in research and development efforts to expand the features and functionalities of our products and reduce their manufacturing costs. We believe continued innovation is required to deliver networking solutions that will enable carriers to return to healthy business models by generating more revenues more quickly for more services. We are also investing in our sales organization and infrastructure in the belief that this will enable us to gain market share as our competitors wrestle with their own financial and organizational challenges. While continuing to invest in these areas of our business, we are taking steps to reduce our costs and operating expenses in an effort to achieve profitability sooner and to preserve our strong cash balance.

     In implementing the strategy, we are undertaking the following:

•	Expand our base of customers using our optical networking solutions. We believe that achieving early widespread operational deployment of our systems in a particular carrier’s network will provide CIENA significant competitive advantages with respect to additional optical networking deployments and will enhance our marketing to other carriers as a field-proven supplier. While continuing to aggressively serve our existing customers, we intend to actively pursue additional optical networking deployment opportunities among carriers, systems integrators and enterprises.

•	Broaden the Reach of Our Product Portfolio. In addition to selling to new customers, CIENA intends to sell more products by expanding our product portfolio through a combination of internal efforts and strategic relationships. Our goal is both to extend our products farther into the edge of the network and to offer products designed to enable carriers to deliver and sell services beyond simple transport and switching.

•	Target the largest carriers. The nature and relatively small number of customers in our target market generally require a focused sales effort on a customer-by-customer basis. We plan to devote the bulk of our sales effort toward the top carriers throughout the world.

•	Sustain our investment in research and development. We believe our future success will depend heavily on our ability to offer products that will allow our customers to reduce their capital expenditures and operating costs and to address the changing needs of their end-user customers. In order to meet this challenge, we believe we must make significant and sustained investments in enhancing our existing products and developing new ones. We must also continue to monitor developments in networking technology and, where appropriate, make strategic investments or acquisitions designed to help us maintain our technological leadership.

•	Prudently manage costs and preserve our strong cash position. We believe CIENA’s strong cash balance and low long-term debt significantly differentiates us from our competition. We will continue to balance strategic investment in our business with our efforts to carefully manage our operating costs and to preserve our strong cash position.

•	Pursue business and strategic partnerships. We will pursue cooperative efforts and strategic alliances with other equipment vendors to broaden our product portfolio reach and the breadth of solutions we can offer our customers. We also are working to develop new sales channels, including relationships with systems integrators and value-added resellers, to address portions of the enterprise market that we cannot reach with our own sales force.

•	Continue to emphasize technical support and customer service. CIENA markets technically advanced systems to sophisticated customers. The nature of CIENA’s systems and market require a high level of technical support and customer service. We believe we have a good reputation for our technical support and customer service and we intend to emphasize our global service and support capabilities as differentiating factors in our efforts to maintain and enhance our market position.

•	Reduce expenses and increase flexibility by outsourcing manufacturing. CIENA has historically done much of its manufacturing in-house. Under current market conditions, we believe we can gain efficiencies in manufacturing by outsourcing a larger percentage of manufacturing.

•	Leverage our traffic management and high-bandwidth technologies and know-how. We believe there will be further opportunities for the application of next generation solutions in service provider networks. We believe that the bandwidth and capacity management enabled by next generation equipment at the core of service provider networks will result in the need for more efficient traffic handling and management toward the edge of the network. We also believe that carriers want to be able to offer new and more profitable data services that cannot be offered cost-effectively with currently available equipment. CIENA expects to leverage the core competencies it has developed in the design, development and deployment of optical networking equipment by pursuing internal product development efforts, forming strategic alliances and making acquisitions to address these expected opportunities.

•	Pursue the opportunity for solution sales. As one of the few equipment vendors with a complete next generation product portfolio, CIENA is in a position to pursue a “solution sale” approach with carriers. CIENA plans to offer carriers a choice between an open architecture approach to building networks – one that combines equipment from multiple vendors, or an integrated solution – one that utilizes only CIENA equipment. With an integrated CIENA network, service providers will be able to take advantage of significant capital cost savings. In addition, an integrated CIENA network will offer customers significant network management and service provisioning benefits that have the potential to lower operations costs. CIENA believes that during challenging economic times, service providers will look to consolidate the number of vendors from which they purchase. CIENA believes that the ability to offer carriers an integrated solution that delivers significant capital and operational cost savings over other vendors’ solutions will be a strategic advantage.

CIENA’S SOLUTIONS

     CIENA’s intelligent networking solutions are designed to enable service providers to transition from inefficient, legacy, voice-centric networks to more efficient data-friendly, networks. CIENA’s systems address the network scalability, capital spending challenges and the escalating operational costs faced by service providers.

•	CIENA leverages its expertise in optics, software, systems and Application Specific Integrated Circuits (“ASICs”), to develop innovative products designed to lower the cost of constructing and operating communications networks.

•	CIENA’s equipment can replace multiple legacy network elements with fewer, more intelligent network elements, thereby simplifying the network and lowering carriers’ initial capital costs and ongoing operations expenses.

•	The software functionality of CIENA’s equipment creates a network environment where distributed intelligence – intelligence at the network element level – takes the place of centralized network intelligence. As a result, CIENA networks can “think” for themselves, making dynamic decisions without human intervention thereby facilitating provisioning and protection capabilities and lowering associated operating costs.

•	CIENA’s equipment is designed to reduce network operating costs by enabling carriers to manage network traffic and network bandwidth more efficiently.

•	CIENA’s equipment also is designed to enable carriers to shorten the time it takes to provision services, in some cases from months to nearly real-time, thereby accelerating revenue generation.

•	In addition to capital and operational cost savings, CIENA’s equipment and network management software is designed to enable carriers to offer new, revenue-generating and service-differentiating optical services.

•	With the bandwidth flexibility and availability enabled by CIENA’s optical transport equipment utilizing DWDM and coarse wave division multiplexing (“CWDM”) technology, service providers are able to ramp their network bandwidth with demand, adding bandwidth when and where it is needed and only paying for capacity as it is added and turned up.

     Our optical networking product portfolio is targeted at the critical areas of service provider networks: intelligent optical switching, long-distance optical transport, short-distance optical transport and network management.

•	Intelligent optical switching. Our family of intelligent optical core switches, CoreDirector, and CoreDirector CI, enable carriers to manage network bandwidth more efficiently. CoreDirector and CoreDirector CI help carriers solve both the challenges of network scalability and escalating operating costs by using sophisticated software to incorporate the functionality of multiple network elements into a single network element with previously unavailable switching and bandwidth management capabilities.

MetroDirector K2 is CIENA’s next-generation multi-service access and switching platform designed for service providers seeking increased availability of usable, cost-effective bandwidth. MetroDirector K2 has been designed to easily integrate into existing network environments and deliver superior levels of bandwidth optimization, reliability, service flexibility, provisioning capabilities, and support for circuit-switched and data-centric traffic.

Through alliances with Équipe Communications Corporation (“Équipe”) and WaveSmith Networks, Inc.

(“WaveSmith”), we also offer equipment that enables multi-service switching in both the core and at the edge of the optical network.

•	Optical transport. CIENA’s long-distance optical transport products, CoreStream, MultiWave Sentry, MultiWave 1600, and our short-distance products, MultiWave Metro, MultiWave Metro One, and ONLINE Metro, utilize DWDM technology that enables carriers to add critical network bandwidth cost-effectively when and where they need it. As a result, service providers are better able to scale their networks to meet demand. CIENA’s short distance product, ONLINE Edge, utilizes CWDM technology, enabling delivery of a comprehensive set of high-bandwidth services to customers sites at the optical edge of their metro networks. CIENA’s ONLINE products utilize the ONWAVE multiplexer cards to combine multiple SONET/SDH or data signals into an individual wavelength channel. The ONWAVE product family currently includes the ONWAVE OC-48 SONET/SDH Add/Drop Multiplexer (ADM), ONWAVE OC-192/STM-64 Multiplexer, ESCON Multiplexer and Data Multiplexer which can be configured for gigabit ethernet or fibre channel services.

•	Network management and network design. ON-Center, CIENA’s fully integrated family of software-based tools for comprehensive element, network and service layer management and network design, is designed to enable accelerated deployment of new, differentiating optical services. ON-Center is designed to reduce network operating and management costs.

•	Services. CIENA offers complete engineering, furnishing and installation services as well as full-time customer support from strategic locations worldwide.

PRODUCT DEVELOPMENT

     We believe that to be successful we must continue to enhance our existing products and develop new products that meet our customers’ needs and maintain our technological competitiveness. As a result, CIENA has continued to pursue strategic investment in our products and their feature sets despite the downturn in the communications industry. Research and development expenses (exclusive of stock compensation cost of $15.7, $17.8 and $0.0 million) were $239.6, $235.8 and $125.4 million for fiscal 2002, 2001 and 2000, respectively. For more information regarding our research and development expenses, see Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

     We plan to continue to make investments in research and development on enhancements of our existing products that we believe will enable service providers to increase revenues or improve operating costs, including adding transport functionality to our switching products, extending the reach of our long haul products and enhancing our network management platform. We also have engineering efforts focused on cost reductions for our products. In addition, we plan to continue to invest in the development of new products, especially products that operate at the edge of the network and products that enable sophisticated services beyond transport and switching.

     Our product development process is driven by market demand and a close collaboration among our marketing, sales and product development organizations. We also incorporate feedback from our customers in the product development process. In addition, we participate in industry and standards organizations where appropriate and incorporate information from these contacts throughout the product development process.

MARKETING AND DISTRIBUTION

     CIENA’s intelligent networking solutions require substantial investment. Our target customers in the fiber optic telecommunications market — where network capacity and reliability are critical — are demanding and technically sophisticated. There are only a small number of such customers in any country or geographic market. Also, every network operator has unique configuration requirements, which affect the integration of optical networking systems with existing transmission equipment. The convergence of these factors can lead to a very long sales cycle for much of our optical networking equipment, often more than a year between initial introduction to the Company and commitment to purchase. This has led CIENA to pursue sales efforts on a focused, customer-by-customer basis.

     We believe that our long-term success depends significantly on our ability to attract incumbent carriers as customers. These include the regional Bell operating companies (“RBOCs”) in the United States, the large, traditional telecommunications operators (“TOs”) in the rest of the world, many of which were formerly government-owned “post, telephone and telegraph” enterprises. In order to become a vendor to these service providers, we must execute on all the elements of our strategy discussed in this section with the needs of these carriers in mind. In addition, we must also ensure that our products will function effectively in the established networks of these companies.

     CIENA has organized its worldwide direct sales activities by four geographical regions: North America, East; North America, West/Latin America; Europe, Middle East, and Africa; and Asia Pacific. Another segment of our sales force is dedicated to selling through channels such as systems integrators and resellers. For direct sales, account teams comprised of an account manager and systems engineer are assigned responsibility for each customer account. In some countries, CIENA makes use of distributors, independent marketing representatives or independent sales consultants. For financial information about geographic areas and a description of risks attendant to our international operations, see Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

     In support of its worldwide selling efforts, CIENA conducts marketing communications programs intended to position and promote its products within the telecommunications industry. Marketing personnel also coordinate our participation in trade shows and conduct media relations activities with trade and general business publications.

MANUFACTURING

     Prior to fiscal 2002, CIENA did much of the manufacturing of its optical transport products in-house. However, in response to changing market conditions, we have outsourced a larger percentage of our manufacturing. CIENA now relies on a small number of contract manufacturers to assemble and test its CoreDirector, MetroDirector K2, and ONLINE products. We work closely with these suppliers to manage quality, cost and delivery times. We continue to perform much of the assembly and testing of the CoreStream, MultiWave Sentry, MultiWave 1600, MultiWave Metro and MultiWave Metro One products, but outsource all of the printed circuit board assembly and some of the optical assembly and module functional testing. We manufacture in-house all the in-fiber Bragg gratings used in our optical transport products. All products undergo a final system test performed by us in our Maryland facility.

     CIENA will continue to evaluate the extent to which third party manufacturers can do even more of our manufacturing on a reliable and cost-effective basis. We believe that this approach has allowed us to:

•	reduce the capital equipment expenditures that would be required for a full manufacturing operation;

•	reduce our facilities requirements by limiting the amount of space dedicated to manufacturing and operations;

•	conserve working capital by reducing the amount of inventory we must stock; and

•	respond to changes in market demand.

     We rely on numerous vendors to manufacture and supply the components for our products, including several high performance components made to our specifications. While we endeavor to minimize the risk of production interruption by selecting and qualifying alternative vendors for components, some key optical and electronic components are currently available from sole or limited sources, and in some cases, that source also is a competitor.

COMPETITION

     Competition in the telecommunications equipment industry is intense and has become increasingly so as the market for optical networking products has declined. See Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” CIENA’s competition is dominated by a small number of very large, usually multi-national, vertically integrated companies, each of which has substantially greater financial, technical and marketing resources, and greater manufacturing capacity as well as better established relationships with the incumbent carriers than CIENA. Included among CIENA’s competitors are Alcatel Alsthom Group (“Alcatel”), Cisco Systems,

Inc. (“Cisco”), Fujitsu Group (“Fujitsu”), Hitachi Ltd. (“Hitachi”), Huawei Technologies Co. Ltd (“Huawei”), Lucent Technologies Inc. (“Lucent”), NEC Corporation (“NEC”), Northern Telecom, Inc. (“Nortel”), Siemens AG (“Siemens”), and Telefon AB LM Ericsson (“Ericsson”). There are also several smaller, but established, companies, such as ADVA AG Optical Networking (“ADVA”), Corvis Corporation (“Corvis”), Sycamore Networks, Inc. (“Sycamore”), and Tellium, Inc. (“Tellium”), that offer one or more products that compete directly or indirectly with our offerings. In addition, there are a variety of earlier-stage companies with products targeted at the optical networking market in some stage of development or deployment, most of them employing advanced technology that could offer advantages over products offered by CIENA.

     In addition to optical networking equipment suppliers, traditional TDM-based transmission, SONET multiplexing, and digital cross-connect equipment suppliers compete with CIENA in the market for transmission capacity and switching capabilities. Alcatel, Fujitsu, Hitachi, Lucent, NEC, Nortel, and Tellabs, Inc. (“Tellabs”) are already providers of a full complement of such transmission and switching equipment.

PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

     CIENA has licensed intellectual property from third parties, including certain key enabling technologies with respect to the production of in-fiber Bragg gratings. These licenses expire when the last of the licensed patents expires or is abandoned. We have also utilized publicly available technology associated with Erbium-doped fiber amplifiers and applied our design, engineering and manufacturing skills to develop our optical transport and switching systems. CIENA also licenses from third parties certain software components for its network management products. These licenses are perpetual but will generally terminate after an uncured breach of the agreement by CIENA. CIENA also relies on contractual rights, trade secrets and copyrights to establish and protect its proprietary rights in its products.

     CIENA enforces its intellectual property rights vigorously against infringement or misappropriation. CIENA’s practice is to require its employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements with CIENA. These agreements acknowledge CIENA’s exclusive ownership of all intellectual property developed by the individual during the course of his or her work with CIENA, and require that all proprietary information disclosed to the individual will remain confidential. CIENA’s employees generally also sign agreements not to compete, in jurisdictions where these agreements are enforceable, with CIENA for a period of twelve months following any termination of employment.

     As of November 30, 2002, CIENA had received 125 United States patents and had pending 241 U.S. patent applications. We also have a number of foreign patents and patent applications. Of the United States patents that have been issued to CIENA, the earliest any will expire is 2015. Pursuant to an agreement between CIENA and General Instrument Corporation dated March 10, 1997, CIENA is a co-owner with General Instrument Corporation of a portfolio of 27 United States and foreign patents relating to optical communications, primarily for video-on-demand applications.

     We are currently engaged in significant patent lawsuits. See Item 3. “Legal Proceedings.” In addition, parties who claim that we may be infringing one or more of their patents approach us from time demanding that we take a license from them. We are currently engaged in discussions with one such company.

EMPLOYEES

     As of October 31, 2002, CIENA and its subsidiaries employed 2,118 persons, of whom 893 were primarily engaged in research and development activities, 351 in manufacturing, 244 in installation services and customer support, 363 in sales and marketing related activities, and 267 in administration. During fiscal 2002, CIENA had work force reductions of approximately 1,946 employees. None of CIENA’s employees are currently represented by a labor union. CIENA considers its relations with its employees to be good.

Directors and Executive Officers

The table below sets forth certain information concerning each of the directors and executive officers of CIENA:

Name	Age	Position

Patrick H. Nettles, Ph.D. (1)	59	Executive Chairman of the Board of Directors
Gary B. Smith (1)	42	President, Chief Executive Officer and Director
Stephen B. Alexander	43	Senior Vice President, Chief Technology Officer
Steve W. Chaddick	51	Senior Vice President, Corporate Strategy and Marketing
Joseph R. Chinnici	48	Senior Vice President, Finance and Chief Financial Officer
Mark Cummings	51	Senior Vice President, Operations
Jesús León	58	Senior Vice President, Chief Development Officer
Russell B. Stevenson, Jr.	61	Senior Vice President, General Counsel and Secretary
Andrew C. Petrik	39	Vice President, Controller and Treasurer
Stephen P. Bradley, Ph.D. (1)(3)(4)	61	Director
Harvey B. Cash (1)(2)(4)	64	Director
Don H. Davis, Jr. (1)	63	Director
John R. Dillon (1)(3)	61	Director
Lawton W. Fitt (1)(3)	49	Director
Judith M. O’Brien (1)(2)(4)	52	Director
Gerald H. Taylor (1)(2)	61	Director

(1)	The Company’s Directors hold staggered terms of office, expiring as follows: Ms. O’Brien and Messrs. Cash and Smith in 2005; Ms. Fitt and Messrs. Dillon and Nettles in 2004; Messrs. Bradley, Davis and Taylor in 2003

(2)	Member of the Compensation Committee

(3)	Member of the Audit Committee

(4)	Member of the Governance and Nominations Committee

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

     Gary B. Smith began serving as Chief Executive Officer of CIENA in May 2001, in addition to his existing responsibilities as President and Director, positions he has held since October 2000. In November 2002, Mr. Smith also reassumed primary responsibilities for CIENA’s worldwide sales efforts. Prior to his current role, his positions with the company included: Chief Operating Officer and Senior Vice President of Worldwide Sales. Mr. Smith joined CIENA in November 1997 as Vice President of International Sales. From 1995 through 1997, Mr. Smith served as Vice President of Sales and Marketing for Intelsat. Mr. Smith currently serves on the board of directors for Valaran Corporation. Mr. Smith received an M.B.A. from Ashridge Management College, U.K.

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

     Steve W. Chaddick was appointed CIENA’s Senior Vice President, Corporate Strategy and Marketing in January 2002. Mr. Chaddick served as CIENA’s Senior Vice President, Systems and Technology and Chief Strategy Officer from May 2001 to December 2001; Senior Vice President, Systems and Technology from February 2000 to May 2001; President, Core Switching Division from July 1999 to February 2000; Senior Vice President, Strategy and Corporate Development from August 1998 to July 1999; and Vice President, Product Development and Senior Vice President, Products and Technologies from May 1994 to August 1998. Mr. Chaddick holds several patents in the area of WDM systems and techniques, and serves on the Georgia Tech Advisory Board, the Advisory board of the School of Electrical and Computer Engineering. Mr. Chaddick received both his B.S. and M.S. degrees in electrical engineering from the Georgia Institute of Technology and is a member of the Georgia Tech Academy of Distinguished Engineering Alumni.

     Joseph R. Chinnici has served as CIENA’s Senior Vice President, Finance and Chief Financial Officer since August 1997. From May 1995 to August 1997, Mr. Chinnici served as the Company’s Vice President, Finance and Chief Financial Officer. Mr. Chinnici joined CIENA in September 1994 as its Controller. Mr. Chinnici serves on the board of directors for TR Systems and holds a B.S. degree in accounting from Villanova University and an M.B.A. from Southern Illinois University.

     Mark Cummings has served as Senior Vice President, Operations since August 1997, and was previously Vice President, Manufacturing since joining the Company in May 1996. From 1985 to 1996, Mr. Cummings was Vice President, Operations for Cray Communications, Inc., an international manufacturer of communications equipment. Mr. Cummings holds a B.S. degree in electronic technology from the State University of New York at Buffalo.

     Jesús León has served as Senior Vice President, Chief Development Officer since August 2002. Mr. León served as Senior Vice President, Metro Transport and Metro Switching from August 2001 to August 2002; Senior Vice President, Metro Transport from May 2001 to August 2001; Senior Vice President, Products and Technology between March 1999 and May 2001; Vice President, Products and Technology between September 1998 and March 1999; Vice President, Product Development between December 1997 and September 1998; and as Vice President, Access Products between December 1997 and November 1996. From December 1995 to October 1996, Mr. León served as Vice President, Engineering, for the Access Systems Division of Alcatel (“Alcatel”). Prior to December 1996, Mr. León served in various positions with Alcatel with responsibility for over 1,200 engineers in Europe, Australia and South Africa. Mr. León holds a B.S.E.E. and M.E. degrees from the University of Florida, an A.B.D. (all but doctoral dissertation) from the Georgia Institute of Technology and an M.B.A. degree from Georgia State University.

     Russell B. Stevenson, Jr. has served as Senior Vice President, General Counsel and Secretary since joining CIENA in August 2001. From March 2000 to August 2001, he was Executive Vice President, General Counsel and Secretary of ARBROS Communications, Inc., an integrated communications provider. From 1996 to 2000, Mr. Stevenson was Executive Vice President and General Counsel of CyberCash, Inc. Mr. Stevenson graduated with distinction from Cornell University and Cum Laude from Harvard Law School.

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

     Harvey B. Cash has served as a Director of the Company since April 1994. Mr. Cash is a general partner of InterWest Partners, a venture capital firm in Menlo Park, California that he joined in 1985. Mr. Cash serves on the board of directors of the following public companies; i2 Technologies, Silicon Laboratories, MicroTune, Inc., Liberté, Inc. and AirSpan Networks, Inc. Mr. Cash received a B.S. degree in electrical engineering from Texas A&M University and an M.B.A. degree from Western Michigan University.

     Don H. Davis, Jr. has served as a Director of the Company since March 2002. Mr. Davis has been chairman and CEO of Rockwell Automation since 1998. (Rockwell International Corporation changed its name to Rockwell

Automation on June 29, 2001.) He previously served as executive vice president and chief operating officer with responsibility for Rockwell International’s automation and former semiconductor systems and automotive components businesses. In addition to the Rockwell Automation board, Mr. Davis serves on the boards of Illinois Tool Works, Apogent Technologies, and Ingram Micro. He is also a member of the Business Council, the Business Roundtable, and The Conference Board. He also is past chairman of the Board of Governors of the National Electrical Manufacturers Association, Washington, DC. Mr. Davis earned a bachelor’s degree in mechanical engineering and an MBA from Texas A&M University.

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

     Lawton W. Fitt became a Director of the Company in November 2000. Ms. Fitt was appointed Secretary (Chief Executive) of the Royal Academy of the Arts in London in October 2002. Responsible for the day-to-day operation of the Royal Academy, she is the first woman and the first American to have been appointed Secretary in the Academy’s history. Prior to her appointment, Ms. Fitt was an investment banker with Goldman Sachs & Co. from 1979 to October 2002, where she was a partner from 1994 and a managing director from 1996 to October 2002. While at Goldman Sachs, she was involved in investment banking and equity underwriting for high-technology companies, including numerous initial public offerings in the Internet, software and communications equipment sectors. Ms. Fitt serves as a director of NewView Technologies, Inc. and as a trustee for several not-for-profit organizations. She received an A.B. degree in European History from Brown University and her M.B.A degree from the Darden School of the University of Virginia.

     Judith M. O’Brien has served as a Director of the Company since July 2000. Since February 2001, Ms. O’Brien has been a Managing Director at INCUBIC L.L.C. From 1984 until 2001, Ms. O’Brien was a partner with Wilson Sonsini Goodrich & Rosati, where she specialized in corporate finance, mergers and acquisitions and general corporate matters. In July 1993, Ms. O’Brien was named as one of the top 25 lawyers under 45 in California by the California Law Business, and in 1997 she was named one of the top five women attorneys in Northern California by the California Lawyer as well as one of the leading women securities lawyers by The Recorder. In February 2001, she was named one of the nation’s top 100 venture investors in 2000. Ms. O’Brien received her B.A. from Smith College and her law degree from UCLA, where she was a member of Order of the Coif.

     Gerald H. Taylor has served as a Director of the Company since January 2000. Mr. Taylor serves as a Managing Member of mortonsgroup, LLC. and serves on the board of directors of Lafarge Corporation. Mr. Taylor brings 29 years of experience from MCI. During his employment with MCI, Mr. Taylor was integrally involved in establishing MCI as one of the world’s largest telecommunications companies. In addition to his roles as Chief Executive Officer from November 1996 to October 1998, as President from July 1994 to November 1996, and as Chief Operating Officer from 1993 until 1996, Mr. Taylor held key roles in operations, sales and marketing. Since 1998, Mr. Taylor has worked as an independent consultant for the telecommunications industry. Mr. Taylor received a B.S. degree in physics from San Francisco State University.

COMPANY

     CIENA Corporation was incorporated in Delaware in November 1992. We completed our initial public offering on February 7, 1997, a secondary offering on July 2, 1997, and a follow-on offering on February 9, 2001. CIENA’s principal executive offices are located at 1201 Winterson Road, Linthicum, Maryland 21090. Our telephone number is (410) 865-8500, and our web site address is www.ciena.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available free of charge on our web site as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission.

     “CIENA”, “CIENA MultiWave”, “WaveWatcher”, “Module Scope”, “CIENA Optical Communications”, “MultiWave”, and “MultiWave Sentry” are registered trademarks of CIENA. “CIENA Simply Smarter Light”, “CoreDirector”, “CoreDirector CI”, “CoreStream”, “Delivering On The Vision”, “Direct Connect”, “Fastmesh”, “Fastpath”, “Flexible Concatenation”, “Intelligent Optical Internet”, “JEM”, “LightWorks”, “LightWorks OS”, “LightWorks ONCenter”, “LightWorks Toolkit”, “MultiWave Firefly”, “MultiWave CoreDirector”, “MultiWave CoreStream”, “MultiWave Metro”, “MultiWave Metro One”, “MultiWave Mocha”, “MultiWave Opcenter”, “ONCenter”, “OSRP”, “Simply Smarter Light”, “SmartSpan”, “SmartSupport”, “SmartTools”. “VLSR”, “Wavelength Binding”, “WaveLock”, “WaveLogic”, “ONI Systems”, “ONI”, the ONI logo, “ONLINE”, “OPTX”, “ONWAVE”, “Opticity” and “Powering the Optical Internet” are trademarks of CIENA under state law.

Item 2.    Properties

     As of October 31, 2002, all of CIENA’s properties are leased. CIENA’s principal executive offices are located in Linthicum, Maryland. We lease nine facilities related to ongoing operations, including the five buildings located at various sites near Linthicum, Maryland, one as an engineering facility, three as manufacturing facilities, and one as an administrative and sales facility. The Company also has engineering and/or service facilities located in Alpharetta, Georgia; San Jose, California; and Durham, North Carolina. The Company also leases various small offices in the United States and abroad to support its sales and installation services.

     CIENA leases a number of properties that we no longer occupy. As part of its restructuring costs, CIENA provides for the estimated cost of the net lease expense for these facilities. The cost is based on the future minimum lease payments under contractual obligations offset by estimated future sublease payments. As of October 31, 2002, CIENA’s accrued restructuring liability related to these properties was $87.8 million. If actual market conditions are less favorable than those projected by management, additional restructuring costs associated with these facilities may be required. For additional information regarding the Company’s lease obligations, See Item 8. “Financial Statements and Supplementary Data”.

Item 3.    Legal Proceedings

     On October 3, 2000, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into CIENA’s products infringe U.S. Patent No. 4,859,016. The complaint seeks injunctive relief, royalties and damages. CIENA has still not been served in the case. We are currently engaged in discussions with the plaintiff regarding settlement of the matter. We are unable to determine whether the litigation or any settlement we may reach will have an adverse effect on us.

     On July 19, 2000, CIENA and CIENA Properties, Inc., a wholly owned subsidiary of CIENA, filed a complaint in the United States District Court for the District of Delaware requesting damages and injunctive relief against Corvis Corporation. The complaint charges Corvis Corporation with infringing three patents relating to CIENA’s optical networking communication systems and technology. On September 8, 2000, Corvis filed an Answer and Counterclaim alleging invalidity, non-infringement and unenforceability of the asserted patents, and tortious interference with prospective economic advantage. On February 7, 2001, CIENA and CIENA Properties, Inc. filed an amendment to the complaint to add two additional patents relating to CIENA’s optical networking communications systems and technology. On March 19, 2001, Corvis filed an Answer and Counterclaim to the amended complaint alleging invalidity, non-infringement and unenforceability of the newly asserted patents. The discovery phase of the litigation is now completed. The court has postponed the trial, originally scheduled to begin on April 1, 2002. We anticipate that it will now take place in February 2003. CIENA believes that Corvis’ counterclaims are without merit, and intends to defend itself vigorously.

     On August 19, 2002, Pirelli S.p.A. and certain of its affiliates (“Pirelli”) filed a complaint against us in the United States District Court for the District of Delaware alleging that we were in breach of our obligation to pay royalties under a license agreement that was part of the resolution of an earlier series of disputes between us and Pirelli. We have reached an agreement with Pirelli to resolve the lawsuit. Under the terms of the settlement, we will pay Pirelli $11.0 million, and Pirelli will forego claims to all other royalties, past or future.

     Upon acquiring ONI Systems, we became the defendant in a lawsuit originally brought on March 10, 2000, against ONI by Nortel Networks in the United States District Court for the Northern District of California. The suit alleges that ONI Systems’ products infringe a patent held by Nortel Networks, and sets forth allegations of misappropriation of trade secrets, unlawful business practices and common law unfair competition. Nortel Networks is seeking preliminary and permanent injunctions and damages in connection with its claims. If it were to obtain an injunction preventing the sale of the allegedly infringing products, we could lose revenue or be required to incur expenses to modify the products to avoid infringement. We could also be ordered to pay damages, which could be substantial. We believe, however, that we have valid defenses to the claims, and we intend to continue to defend the lawsuit vigorously. Trial in the case is currently scheduled for January 2003.

     In addition, on November 27, 2002, Nortel Networks filed a complaint in the United States District Court for the Eastern District of Texas alleging that additional CIENA products infringe patents held by Nortel Networks. The complaint seeks injunctive relief, royalties and damages. CIENA has still not been served in the case. We believe we have good defenses to the complaint, and if Nortel prosecutes it, we intend to defend the action vigorously. If Nortel Networks were to prevail, however, there is a possibility that we may have to negotiate a license agreement, pay substantial royalties or modify our products to avoid infringement.

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

     On May 3, 2002, a shareholder derivative complaint alleging violations of California state law was filed in the Superior Court of the State of California, County of Santa Clara against ONI. As a result of the merger with ONI, we have also become a defendant in the lawsuit. The complaint names Hugh Martin; the other members of ONI’s former board of directors; Terrence J. Schmid, ONI’s former chief financial officer and vice president, finance and administration; and certain underwriters of ONI’s initial public offering as defendants. The complaint alleges that the defendants breached their fiduciary duties, acted negligently and were unjustly enriched in determining the offering price of ONI Systems common stock in ONI’s initial public offering. No specific amount of damages has been claimed. The complaint is encaptioned Sabrina J. Kurzman and Michael J. Kurzman, Derivatively on Behalf of ONI Systems Corp. v. Hugh C. Martin. In September 2002, we filed a motion to dismiss the complaint. Our motion to dismiss was granted by the court on November 6, 2002. On December 2, 2002, the plaintiffs filed a notice of appeal from the court’s order.

Item 4.     Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2002.

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters

     CIENA’s Common Stock is traded on the NASDAQ National Market under the symbol CIEN. The following table sets forth for the fiscal periods indicated the high and low sales prices of the Common Stock, as reported on the NASDAQ National Market.

	Price Range of Common Stock
	High	Low

Fiscal Year 2001
First Quarter ended January 31	$121.38	$59.56
Second Quarter ended April 30	$94.00	$33.50
Third Quarter ended July 31	$66.73	$28.29
Fourth Quarter ended October 31	$37.03	$9.20

Fiscal Year 2002
First Quarter ended January 31	$21.71	$12.60
Second Quarter ended April 30	$12.95	$7.03
Third Quarter ended July 31	$7.53	$3.60
Fourth Quarter ended October 31	$4.90	$2.41

     The closing sale price for the Common Stock on December 9, 2002 was $5.10.

     The market price of CIENA’s Common Stock has fluctuated significantly and may be subject to significant fluctuations in the future. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     As of December 9, 2002, there were approximately 2,570 holders of record of CIENA’s Common Stock and 433,021,494 shares of Common Stock outstanding.

     CIENA has never paid cash dividends on its capital stock. If and when we return to profitability, we intend to retain earnings for use in our business, and we do not anticipate paying any cash dividends in the foreseeable future.

Item 6.    Selected Consolidated Financial Data

     The following selected consolidated financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in Item 8. “Financial Statements and Supplementary Data”. CIENA has a 52 or 53 week fiscal year which ends on the Saturday nearest to the last day of October in each year. For purposes of financial statement presentation, each fiscal year is described as having ended on October 31. Fiscal 1998, 1999, 2000 and 2002 comprised 52 weeks and fiscal 2001 comprised 53 weeks.

Balance Sheet Data:

	As of October 31,
	(in thousands)

	1998	1999	2000	2001	2002

Cash and cash equivalents	$250,714	$143,440	$143,187	$397,890	$377,189
Working capital	391,305	427,471	639,675	1,936,707	1,413,839
Total assets	602,809	677,835	1,027,201	3,317,301	2,751,022
Long-term obligations, excluding current portion	3,029	4,881	4,882	869,865	999,935
Stockholders’ equity	$501,036	$530,473	$809,835	$2,128,982	$1,527,269

Statement of Operations Data:

	Year Ended October 31,
	(in thousands, except per share data)

	1998	1999	2000	2001	2002

Revenue	$508,087	$482,085	$858,750	$1,603,229	$361,155
Excess and obsolete inventory costs	9,617	6,534	15,022	68,411	286,475
Cost of goods sold	246,397	293,235	462,371	836,138	309,559

Gross profit (loss)	252,073	182,316	381,357	698,680	(234,879)

Operating expenses:
Research and development (exclusive of $0, $0, $0, $17,783 and $15,672 deferred stock compensation costs)	71,186	101,006	125,434	235,831	239,619
Selling and marketing (exclusive of $0, $0, $0, $8,378 and $3,560 deferred stock compensation costs)	47,343	61,603	90,922	146,949	130,276
General and administrative (exclusive of $40, $40, $40, $15,206 and $1,092 deferred stock compensation costs)	18,428	22,696	33,960	57,865	50,820
Settlement of accrued contract obligation	—	—	(8,538)	—	—
Deferred stock compensation costs	40	40	40	41,367	20,324
Amortization of goodwill	2,341	3,197	3,197	177,786	—
Amortization of intangible assets	229	438	438	4,413	8,972
In-process research and development	9,503	—	—	45,900	—
Restructuring costs	—	—	—	15,439	225,429
Goodwill impairment	—	—	—	1,719,426	557,286
Pirelli litigation	30,579	—	—	—	1,792
Merger related costs	2,548	13,021	—	—	—
Provision for doubtful accounts	806	250	28,010	(6,579)	14,813

Total operating expenses	183,003	202,251	273,463	2,438,397	1,249,331

Income (loss) from operations	69,070	(19,935)	107,894	(1,739,717)	(1,484,210)
Interest and other income, net	13,143	14,448	13,020	63,579	61,145
Interest expense	(313)	(504)	(340)	(30,591)	(45,339)
Loss on equity investments, net	—	—	—	—	(15,677)
Loss on extinguishment of debt	—	—	—	—	(2,683)

Income (loss) before income taxes	81,900	(5,991)	120,574	(1,706,729)	(1,486,764)
Provision (benefit) for income taxes	36,200	(2,067)	39,187	87,333	110,735

Net income (loss)	$45,700	$(3,924)	$81,387	$(1,794,062)	$(1,597,499)

Basic net income (loss) per common share	$0.19	$(0.01)	$0.29	$(5.75)	$(4.37)

Diluted net income (loss) per common and dilutive potential common share	$0.18	$(0.01)	$0.27	$(5.75)	$(4.37)

Weighted average basic common shares outstanding	235,980	267,042	281,621	311,815	365,202

Weighted average basic common and dilutive potential common shares outstanding	255,788	267,042	299,662	311,815	365,202

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and the Company’s consolidated financial statements and notes thereto included elsewhere in this report on Form 10-K.

Overview

     CIENA, a leader in intelligent optical networking systems and software, offers telecommunications network solutions to service providers and enterprises worldwide. Our customers include long-distance carriers, local exchange carriers, Internet service providers, wireless and wholesale carriers, systems integrators, governments, large businesses and non-profit institutions. CIENA offers network solutions that enable service providers to provision, manage and deliver economic, high-bandwidth services to their customers. In early 2001, the telecommunications industry began a severe decline, which has affected almost all of its segments, including equipment suppliers like CIENA. That decline, which has continued in 2002, has caused the market for our equipment to shrink substantially, with a resulting adverse impact on our revenues and profitability.

     For the last several years, the market for our equipment was influenced by the entry of a substantial number of new companies into the communications services business. In the United States, this was largely due to changes in the regulatory environment, in particular those brought about by the Telecommunications Act of 1996. These new companies raised billions of dollars in capital, much of which they invested in capital improvements, causing an acceleration in the growth of the market for telecommunications equipment.

     The last two years have seen a reversal of this trend, including the failure of a large number of the new entrants and a sharp contraction of the availability of capital to the industry. More recently, several of the more established carriers have experienced significant financial distress. These developments have caused a substantial reduction in demand for telecommunications equipment, including our products. This industry trend has been compounded by the slowing not only of the United States economy, but the economies in virtually all of the countries we market our products. The combination of these factors has caused our customers to become more conservative in their capital investment plans and more uncertain about their future purchases. As a consequence, we are facing a market that is both reduced in size and more difficult to predict and plan for.

     These trends have had a number of significant effects on our business during fiscal 2002, including the reduction of revenues by $1,242.0 million compared to fiscal 2001, the incurrence of $286.5 million of costs related to obsolete inventory and excess purchase commitments, restructuring charges of $225.4 million, goodwill impairment charges of $557.3 million, provisions for bad debt expense of $14.8 million, $15.7 million in losses on equity investments and a net income tax charge of approximately $110.7 million to establish a valuation allowance against our deferred tax assets. Our net loss of $1,597.5 million during fiscal 2002 was primarily attributable to these factors.

     On June 21, 2002, we acquired by merger ONI Systems Corp. (“ONI”), a NASDAQ-listed corporation headquartered in San Jose, California. In anticipation of and following the merger, the two companies took steps to eliminate functional redundancies and achieve operational cost synergies anticipated as a result of their combination. During the quarter ended July 31, 2002, CIENA and ONI reduced their combined workforce by approximately 283 employees. Approximately $3.8 million of costs associated with the ONI workforce reduction qualify for treatment under EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Combination” and were recorded as an element of the acquisition.

     As of October 31, 2002, CIENA and its subsidiaries employed approximately 2,118 persons, which was a net reduction of 1,660 persons from the approximate 3,778 employed on October 31, 2001.

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements requires CIENA to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, CIENA re-evaluates its estimates, including those related to bad debts, inventories, investments, intangible assets, goodwill, income taxes, warranty obligations, restructuring, and contingencies and litigation. CIENA bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. CIENA believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Allowances for Doubtful Accounts

     CIENA maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of CIENA’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of October 31, 2002, our accounts receivable balance, net of allowances for doubtful accounts of $9.5 million, was $28.7 million, which included three customers who accounted for 19.3%, 15.0%, and 12.8% of the net trade accounts receivable, respectively.

Warranties

     CIENA provides for the estimated cost of product warranties at the time revenue is recognized. CIENA engages in extensive product quality programs and processes including actively monitoring and evaluating the quality of its component suppliers and third party contractors. CIENA’s warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from CIENA’s estimates, revisions to the estimated warranty liability would be required.

Reserve for Inventory for Obsolescence

     CIENA writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. As a result of the further decline in capital spending by our customers and a further decline in forecasted revenues of existing products, we recorded provisions for inventory, including purchase commitments, of $286.5 million during fiscal 2002. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Restructuring

     As part of its restructuring costs, CIENA provides for the estimated cost of the net lease expense for facilities that are no longer being utilized. The cost is based on the future minimum lease payments under contractual obligations offset by estimated future sublease payments. As of the end of fiscal 2002, CIENA’s accrued restructuring liability related to net lease expense and other related charges was $87.8 million. If actual market conditions are less favorable than those projected by management, additional restructuring costs associated with these facilities may be required.

Minority Investments

     CIENA holds minority interests in companies having operations or technology in areas within its strategic focus. As of October 31, 2002, $16.1 million of these investments are included in other long-term assets. CIENA records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. During fiscal 2002, we recorded a charge of $16.6 million from a decline in the fair value of our equity investments that was determined to be other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Impairment of Goodwill

     CIENA adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142) effective November 1, 2001 and upon adoption ceased to amortize goodwill. As of October 31, 2002, CIENA’s assets include $212.5 million related to goodwill. SFAS No. 142 requires goodwill amortization to cease and for goodwill to be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of CIENA below its earnings amount. CIENA performed the required annual impairment assessment of goodwill balances in accordance with the provisions of SFAS No. 142 during the fourth quarter fiscal 2002 which resulted in a goodwill impairment charge of $557.3 million. If actual market conditions are less favorable than those projected by management or if an event occurs or circumstances change that would more likely than not reduce the fair value of CIENA below its earnings amount, additional goodwill impairment charges may be required.

Deferred Tax Valuation Allowance

     As of October 31, 2002, CIENA has recorded a valuation allowance of $739.6 million against our gross deferred tax assets of $739.6 million. The valuation allowance is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Positive evidence, such as operating results during the most recent three-year period, is given more weight when, due to our current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred assets will be achieved. Our results over the most recent three-year period were heavily affected by our recent deliberate and planned business restructuring activities. The Company’s cumulative loss in the most recent three-year period represents sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

Results of Operations

Fiscal Years Ended 2002, 2001 and 2000

     Revenue. We recognized $361.2, $1,603.2, and $858.8 million in revenue for the fiscal years 2002, 2001, and 2000, respectively. The decrease in revenue of $1,242.0 million, or 77.5% from fiscal 2001 to 2002 was due primarily to the reduction in demand for optical networking products worldwide. This decrease in revenue occurred even though we had sales to 77 customers in fiscal 2002 as compared to 53 customers in fiscal 2001. The increase in revenue of approximately $744.4 million, or 86.7% from fiscal 2000 to 2001 was due primarily to an increase in shipments across all product lines.

     CIENA’s geographic distribution of revenues is as follows (in thousands):

	Fiscal Years

	2000	%	2001	%	2002	%

Domestic	$575,624	67.0	$1,220,742	76.1	$232,524	64.4
International	283,126	33.0	382,487	23.9	128,631	35.6

Total	$858,750	100.0	$1,603,229	100.0	$361,155	100.0

     During fiscal 2000 and 2001, we derived the majority of our revenue from sales of long-distance optical transport equipment using DWDM. In 2001, we began selling our CoreDirector intelligent optical core switch. During fiscal 2002, our revenues from that product exceeded our revenues from long-distance transport equipment. Today we believe we hold an industry-leading market share in the important emerging core switching product category. During fiscal 2002, we also recognized revenue from our metropolitan optical transport products including MultiWave Metro and the ONLINE products that we acquired through our merger with ONI and from our multi-service metropolitan access and switching platform, MetroDirector K2.

     CIENA’s revenues derived from products and services is as follows (in thousands):

	Fiscal Years

	2000	%	2001	%	2002	%

Products	$778,766	90.7	$1,518,833	94.7	$304,155	84.2
Services	79,984	9.3	84,396	5.3	57,000	15.8

Total	$858,750	100.0	$1,603,229	100.0	$361,155	100.0

     Historically, we have relied on a limited number of customers for a substantial portion of our revenue. During fiscal 2002, Sprint and AT&T each accounted for at least 10% of our revenue and, combined, accounted for 36.8%. During fiscal 2001, Sprint and Qwest Communications each accounted for at least 10% of our revenue and, combined, accounted for 50.5%. During fiscal 2000, Sprint, Qwest Communications and GTS Network Ltd. each accounted for at least 10% of our revenue and, combined, accounted for 60.9%. We expect that a significant portion of our future revenue will continue to be generated by a limited number of customers. The loss of any one of these customers or any substantial reduction in orders by any one of these customers could materially adversely affect CIENA’s financial condition or operating results. During the following fiscal years, customers who each accounted for at least 10% of our revenues during the respective periods are as follows (in thousands):

	Fiscal Years

	2000	%*	2001	%*	2002	%*

Sprint	$180,744	21.0	$463,078	28.9	$58,739	16.3
Qwest	206,977	24.1	347,083	21.6	n/a	—
GTS Network	135,439	15.8	n/a	—	n/a	—
AT&T	n/a	—	n/a	—	74,111	20.5

Total	$523,160	60.9	$810,161	50.5	$132,850	36.8

     *- Denotes % of total revenue
     n/a - Denotes revenues recognized less than 10% for the period.

     Gross Profit (Loss). Gross profit (loss) was ($234.9), $698.7 and $381.4 million for fiscal 2002, 2001, and 2000, respectively. The $933.6 million decrease in gross profit in fiscal 2002 compared to fiscal 2001 was the result of decreased revenues and an increase in excess and obsolete inventory charges. As a result of the further decline in capital spending by our customers and a further decline in forecasted revenues of existing products, we recorded a provision for inventory, including purchase commitments, of approximately $286.5 million in fiscal 2002. The $317.3 million increase in gross profit in fiscal 2001 compared to fiscal 2000 was the result of increased revenue.

     Gross margin was (65.0%), 43.6% and 44.4% for fiscal 2002, 2001 and 2000, respectively. The decrease in gross margin from fiscal 2001 compared to fiscal 2002 was largely attributable to increases in inventory obsolescence costs, lower manufacturing volumes resulting in reduced manufacturing efficiencies and changes in product mix resulting in sales of higher proportion of revenue from lower margin installation and tech support services. The decrease in gross margin from fiscal 2000 to fiscal 2001 was due primarily to an increase in inventory obsolescence costs and price reductions resulting from competitive pressures, which were partially offset by increased sales of higher margin products such as CoreDirector systems and On-Center network element and service management software.

     Research and Development Expenses. Research and development expenses (exclusive of stock compensation costs of $15.7, $17.8 and $0.0 million) were $239.6, $235.8 and $125.4 million for fiscal 2002, 2001 and 2000, respectively. The $3.8 million, or 1.6% increase from fiscal 2001 to fiscal 2002 was primarily related to increases in depreciation expense that were partially offset by reductions in prototype parts and employee related costs. The $110.4 million, or 88.0% increase from fiscal 2000 to 2001 was related to increases in staffing, prototype parts and depreciation expenses. During fiscal 2002, 2001 and 2000, research and development expenses were 66.3%, 14.7% and 14.6% of revenue, respectively. CIENA expects that its research and development expenditures will decrease in absolute dollars and as a percentage of revenue during fiscal 2003 due to its ongoing efforts to align its research and development activities with the current industry environment. CIENA has expensed research and development costs as incurred.

     Selling and Marketing Expenses. Selling and marketing expenses (exclusive of stock compensation of $3.6, $8.4 and $0.0 million) were $130.3, $146.9 and $90.9 million for fiscal 2002, 2001 and 2000, respectively. The $16.6 million or 11.3% decrease from fiscal 2002 to 2001 was primarily the result of decreases in staffing levels, commissions earned, trade show participation and promotional costs. The $56.0 million or 61.6% increase from fiscal 2000 to 2001 was primarily the result of increases in staffing levels, commissions earned, depreciation expenses, trade show participation and promotional costs. During fiscal 2002, 2001 and 2000, selling and marketing expenses were 36.1%, 9.2% and 10.6% of revenue, respectively. We anticipate that our selling and marketing expenses will decrease in absolute dollars and as a percentage of revenue during fiscal 2003 due to ongoing efforts to align selling and marketing activities with the current industry environment.

     General and Administrative Expenses. General and administrative expenses (exclusive of stock compensation of $1.1, $15.2, and $0.0 million) were $50.8, $57.9, and $34.0 million for fiscal 2002, 2001 and 2000, respectively. The $7.1 million or 12.2% decrease from fiscal 2001 to 2002 was primarily due to decreases in employee-related costs. The $23.9 million or 70.4% increase from fiscal 2000 to 2001 was primarily the result of increased staffing levels and outside consulting services. During fiscal 2002, 2001 and 2000 general and administrative expenses were 14.1%, 3.6% and 4.0% of revenue, respectively. We anticipate that our general and administrative expenses will decrease in absolute dollars and as a percentage of revenue during fiscal 2003 due to ongoing efforts to align administrative activities with the current industry environment.

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

     Deferred Stock Compensation Costs. Deferred stock compensation costs were $20.3 and $41.4 million during fiscal 2002 and 2001 respectively. As part of our acquisition of ONI, we recorded deferred stock compensation of $8.8 million relating to the unvested stock options and restricted stock assumed in the acquisition. As part of our acquisition of Cyras, we recorded $98.5 million of deferred stock compensation relating to the unvested stock options and restricted stock assumed in the acquisition. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized over the remaining vesting period of the applicable options.

     Amortization of Goodwill. Amortization of goodwill was $0, $177.8 and $3.2 million for fiscal 2002, 2001 and 2000, respectively. The $174.6 million increase in amortization of goodwill from fiscal 2000 to 2001 was related to CIENA’s acquisition of Cyras, which was accounted for under the purchase method of accounting. We recorded goodwill of $2.1 billion representing the excess of the purchase price paid over the fair value of the net tangible and other intangible assets acquired. The goodwill acquired from the Cyras purchase was amortized using a straight-line method based upon a three to seven-year period during fiscal 2001. The Company adopted SFAS No. 142 effective November 1, 2001 and upon adoption ceased to amortize goodwill.

     Amortization of Intangible Assets. Amortization of intangible assets was $9.0, $4.4 and $0.4 million for fiscal 2002, 2001 and 2000, respectively. The $4.6 million, or 103.3% increase in amortization from 2002 to 2001 is related to our acquisition of ONI, for which we recorded $15.1 million of other intangible assets. The intangible assets from ONI will be amortized over periods ranging from 2 months to seven years. The $4.0 million, or 907.5% increase in amortization from 2000 to 2001 is related to our acquisition of Cyras, for which we recorded $47.7 million worth of other intangible assets. The other intangible assets from the Cyras purchase will be amortized over a seven-year period.

     In-Process Research and Development. In connection with the Cyras acquisition, we recorded a $45.9 million charge for in-process research and development during fiscal 2001. This represents the estimated value of purchased in-process technology related to Cyras’ K2 product development that had not yet reached technological feasibility and had no alternative future use at the time of the acquisition. The amount of purchase price allocated to in-process research and development was determined using the discounted cash flow method. This method consisted of estimating future net cash flows attributable to the in-process K2 technology for a discrete projection period and discounting the net cash flows back to their present value.

     Restructuring Costs. During fiscal 2002, we incurred $225.4 million in restructuring charges associated with our ongoing efforts to align our operations with the current telecommunications industry environment. The restructuring charge included $32.9 million associated with work force reductions of approximately 1,946 employees, $70.3 million primarily related to lease terminations and non-cancelable lease costs and an $122.2 million write-down related to property and equipment consisting primarily of leasehold improvements, production equipment and research test equipment.

     During fiscal 2001, we recorded a restructuring charge of $15.4 million relating to consolidation of excess facilities. The consolidation included the closure of certain manufacturing warehouse facilities and the consolidation of certain operational centers related to business activities that have been restructured. The charge included $7.0 million primarily related to lease terminations and non-cancelable lease costs and also included an $8.4 million write-down related to property and equipment consisting primarily of leasehold improvements and production equipment. It is possible that we may incur similar charges in the future as a result of our efforts to bring costs in line with revenue expectations.

     Goodwill Impairment. On adoption of SFAS No. 142, we determined that CIENA’s operations represent a single reporting unit. We completed an impairment review of the goodwill associated with our reporting unit during the three months ended January 31, 2002. We compared the fair value of CIENA’s reporting unit at November 1, 2001 to the carrying value, including goodwill, for the unit at November 1, 2001, and determined that the carrying value, including goodwill, did not exceed the unit’s fair value. As a result no impairment charge was required on adoption.

     In accordance with SFAS 142, which requires annual testing to determine and measure goodwill impairment on a reporting unit basis, and with the assistance from independent valuation experts, we performed an assessment of the fair value of CIENA’s single reporting unit and its intangible assets as of September 27, 2002. We compared CIENA’s fair value to its carrying value including goodwill and determined that CIENA’s carrying value, including goodwill, exceeded fair value. As a result, we then assessed the fair value of CIENA’s assets, including identified intangible assets, and liabilities and derived an implied fair value for CIENA’s goodwill. Since the carrying amount of goodwill was greater than its implied fair value, an impairment loss of $557.3 million was recognized.

     We determined the fair value of CIENA using the average market price of CIENA’s common stock over a 10-day period before and after September 27, 2002 and a control premium of 25%. We determined the estimated fair value of identified intangible assets and non-goodwill intangible assets and liabilities using discounted cash flows. The cash flow periods used were eight years, applying annual growth rates of 10% to 86%. CIENA used discount rates of 10% to 32% based of the specific risks and circumstances associated with the identified intangible asset or other non-goodwill assets or liability being evaluated. The assumptions supporting the estimated cash flows for identified intangible assets and other non-goodwill assets and liabilities, including the discount rate, reflects management’s estimates. The discount rate was based upon CIENA’s weighted average cost of capital as adjusted for the risks associated with its operations.

     As part of our review of financial results for fiscal 2001, we performed an assessment of the carrying value of our long-lived assets including significant amounts of goodwill and other intangible assets recorded in connection with the acquisition of Cyras. We performed the assessment pursuant to Statement Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (SFAS 121) because of the significant negative industry and economic trends affecting both CIENA’s current operations and expected future sales of MetroDirector K2 as well as the general decline of technology valuations. The conclusion of that assessment was that the decline in market conditions within CIENA’s industry was significant and other than temporary. As a result, we recorded a charge of $1.7 billion to reduce goodwill during the fourth quarter of 2001 based on the amount by which the carrying amount of these assets exceeded their fair value. The write down was related to the goodwill associated with the Cyras transaction. Fair value was determined based on discounted future cash flows for the operating entity, which had separately identifiable cash flows. The cash flow periods used were six years, applying annual growth rates ranging from 25% to 100%. The discount rate used was 11.3%, and the terminal values were estimated based upon a terminal growth rate of 4%. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management’s best estimates. The discount rate was based upon CIENA’s weighted average cost of capital as adjusted for the risks associated with its operations.

     Pirelli Litigation. On August 19, 2002, Pirelli S.p.A. and certain of its affiliates (“Pirelli”) filed a complaint against us in the United States District Court for the District of Delaware alleging that we were in breach of our obligation to pay royalties under a license agreement that was part of the resolution of an earlier series of disputes between us and Pirelli. We have reached an agreement with Pirelli to resolve the lawsuit. Under the terms of the settlement, we will pay Pirelli $11.0 million and Pirelli will forego claims to all other royalties, past or future. We accounted for the $11.0 million liability by recording an expense of $1.8 million in fiscal 2002 related to the settlement of the litigation, $0.8 million had been reserved for prior to fiscal 2002 and related to past unpaid royalties, and the remaining $8.4 million was recorded as an intangible asset and will be amortized over eight years based upon the expected life of the royalty-free technology acquired in the settlement.

     Provision for Doubtful Accounts. CIENA performs ongoing credit evaluations of its customers and generally does not require collateral or other forms of security from its customers. CIENA maintains an allowance for potential losses when identified. Provision for doubtful accounts expenses were $14.8, ($6.6) and $28.0 million for fiscal 2002, 2001 and 2000, respectively. CIENA expected to realize $8.9 million of the gross outstanding accounts receivable balance of $36.9 million due from iaxis Limited as of October 31, 2000. In fiscal 2001, we received payment for $15.4 million of the gross outstanding accounts receivable balance due from iaxis Limited primarily through our sales agreement with Dynegy. Accordingly, we recognized a reduction of $6.6 million in the provision for doubtful accounts during fiscal 2001. We recorded a provision for doubtful accounts of approximately $14.8 million during fiscal 2002. This provision related to the estimated losses of $18.1 million from three customers, each of whom filed for bankruptcy protection during fiscal 2002, offset by $3.3 million of the gross outstanding accounts receivable balance due from iaxis Limited through our sales agreement with Dynegy.

     Interest and Other Income, Net. Interest income and other income, net were $61.1 million, $63.6 million and $13.0 million for fiscal 2002, 2001 and 2000, respectively. Interest and other income, net, consists of interest income earned on our cash, cash equivalents and available-for-sale short and long-term investments.

     Interest Expense. Interest expense was $45.3 million, $30.6 million and $0.3 million for fiscal 2002, 2001 and 2000, respectively. The $14.7 million, or 48.2%, increase from fiscal 2001 to fiscal 2002 was attributable to the acquisition of debt obligations related to ONI. The $30.3 million, or 889.7% increase from fiscal 2000 to fiscal 2001 was primarily attributable to the increase in our debt obligations between the two periods related to the issuance of CIENA notes.

     Loss on Equity Investments, Net. Loss on equity investments, net was $15.7 million for fiscal 2002. We realized a loss of $1.9 million from the sale of a public equity investment and a loss of $16.6 million from a decline in the fair value of a certain equity investments that were determined to be other than temporary. On November 16, 2001, CIENA sold 80.1% of its ownership in ATI International Investments, Inc., the parent company of ATI Telecom International Ltd. (“Alta”), which resulted in a gain of $2.8 million. CIENA retains a 19.9% ownership in ATI International Investments, Inc.

     Loss on Extinguishment of Debt. During the fourth quarter of fiscal 2002, CIENA purchased, on the open market, $97.1 million of the $300 million outstanding ONI convertible subordinated notes. On June 21, 2002, CIENA assumed the outstanding ONI 5.00% convertible subordinated notes, in an aggregate principal amount of $300 million, due October 15, 2005. The ONI convertible subordinated notes were initially recorded at a value of $218.0 million based upon the present value of the outstanding notes at the time of the acquisition. We are accreting the difference between the present value of the notes at the time of the acquisition and the principal value over the remaining period to October 15, 2005, such that the carrying value of the outstanding notes equals the principal value at the time the notes become due. We paid $75.2 million for notes with a cumulative accreted book value of $72.5 million at the time of the purchase. The difference in the purchase price and accreted book value of the notes resulted in a loss on early extinguishment of debt of $2.7 million for fiscal 2002.

     Provision for Income Taxes. CIENA’s income taxes were (7.4)%, (5.1)% and 32.5% of pre-tax earnings (loss) for fiscal 2002, 2001 and 2000, respectively. The income tax provision for 2002 was $110.7 million. The Company’s income tax provision for 2002 differed from the expected statutory benefit of 35% primarily due to the establishment of a valuation allowance against our deferred tax assets and the non-deductibility of the goodwill impairment. The income tax provision for 2001 differed from the expected 35% benefit primarily due to the non-deductibility of the goodwill impairment, and in-process research and development. The income tax provision for 2000 differed from the expected 35% provision primarily due to benefits from research and development tax credits.

Liquidity and Capital Resources

     At October 31, 2002, CIENA’s principal source of liquidity was its cash and cash equivalents, and short-term and long-term investments. The Company had $377.2 million in cash and cash equivalents, and $1,701.3 million short-term and long-term investments.

     CIENA’s operating activities consumed $25.5 million net cash during fiscal 2002 and provided net cash of $163.2 million and $59.0 million for fiscal 2001, and 2000, respectively. Cash used in operating activities during fiscal 2002 was primarily attributable to CIENA’s net loss, offset by non-cash charges related to goodwill impairment, amortization of other intangibles, deferred stock compensation and debt issuance costs, non-cash portion of restructuring charges, depreciation expense, provision for inventory excess and obsolescence, decrease in deferred income tax asset and decrease in accounts receivable.

     Cash provided by investment activities in fiscal 2002 was $236.6 million. Cash used in investment activities in fiscal 2001 and 2000 was $1,490.6 million and $103.2 million, respectively. Investment activities included the net redemption of $26.0 million and $23.8 million of short and long-term investments during 2002 and 2000 respectively and the net purchase of $1,293.2 million of short and long-term investments during 2001. Investment activities also include approximately $10.0 million, $13.0 million and $3.0 million of equity investments in private companies during fiscal 2002, 2001 and 2000, respectively. Also included in investment activities were additions to capital equipment and leasehold improvements in fiscal 2002, 2001 and 2000 of $66.3 million, $238.5 million and $123.9 million, respectively. The capital equipment expenditures were primarily for test, manufacturing equipment, computer equipment and leasehold improvements. In fiscal 2002, CIENA acquired cash of $286.9 million net of expenditures in connection with its acquisition of ONI. The Company expects additional combined capital equipment and leasehold improvement expenditures of approximately $48.5 million to be made during fiscal 2003. These capital expenditures will be used to support selling and marketing, manufacturing and product development activities and the construction of leasehold improvements for our facilities. We will use our cash and cash equivalents to fund these purchases.

     Cash used in financing activities was $231.8 million during fiscal 2002. During fiscal 2001 and 2000, cash generated from financing activities was $1,582.2 million, and $43.9 million, respectively. The primary use of cash for financing activities during fiscal 2002 related to the redemption of all outstanding Cyras Systems LLC 4.5% convertible subordinated notes for $178.4 million and the purchase of ONI 5.0% convertible subordinated notes with a cumulative accreted book value of $72.5 million. Also during fiscal 2002, we received $15.1 million from the exercise of stock options and the sale of stock through our employee stock purchase plan and $5.0 million from the repayment of notes receivable from stockholders. During fiscal 2001, CIENA received $31.9 million from the exercise of stock options and the sale of stock through our employee stock purchase plan and $4.6 million for the repayment of notes receivable from stockholders. On February 9, 2001, we completed a public offering of 11,000,000 shares of common stock at a price of $83.50 per share less underwriters’ discounts and commissions. Concurrent with the offering of common stock, we completed a public offering of 3.75% convertible notes with an aggregate principal amount of $690 million. Net proceeds from these offerings were approximately $1,547.8 million, after deducting underwriting discounts, commissions and offering. During fiscal 2000, CIENA received $44.0 million from the exercise of stock options and the sale of stock through our employee stock purchase plan.

     On December 12, 2002, CIENA filed with the U.S. Securities and Exchange Commission a Tender Offer Statement on Schedule TO (the “Schedule TO”), relating to an offer by CIENA to purchase the remaining outstanding $202.9 million ONI 5.0% convertible subordinated notes. CIENA’s purpose in seeking to repurchase the notes is to reduce its annual interest expense and eliminate the need to repay or refinance the debt at maturity in 2005. The tender offer is not contingent on financing. The notes are convertible into CIENA common stock at a conversion rate of approximately 7.7525 shares per $1,000 principal amount held, subject to adjustment. The purchase price for the notes will be $860 in cash per $1,000 principal amount, plus accrued and unpaid interest up to but not including, the date of payment. If CIENA succeeds in purchasing all of the outstanding ONI notes at $860 in cash per $1,000 principal amount, plus accrued and unpaid interest, CIENA will record a loss of $18.7 million related to the extinguishment of the ONI convertible subordinated notes. The loss is due to the fact that the accreted value of the note is less than the purchase price. We will use our cash and cash equivalents, and short-term investment to fund the note purchase.

     The following is a summary of our future minimum payments under contractual obligations as of October 31, 2002 and assumes that no notes are tendered (in thousands):

	Payments due by period

	2003	2004	2005	2006	2007	Thereafter	Total

Convertible notes	$36,022	$36,022	$238,970	$25,875	$25,875	$702,937	$1,065,701
Capital lease obligations	898	—	—	—	—	—	898
Purchase commitments	28,640	—	—	7,000	—	—	35,640
Operating leases	35,042	36,248	36,066	34,511	28,246	108,702	278,815

Total	$100,602	$72,270	$275,036	$67,386	$54,121	$811,639	$1,381,054

     The following is a summary of our other commercial commitments by commitment expiration date as of October 31, 2002 (in thousands):

	Commitment expiration date

	2003	2004	2005	2006	2007	Thereafter	Total

Standby letters of credit	$8,741	$17	$—	$360	$150	$—	$9,268

     CIENA does not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

     Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, investment requirements, ONI note purchase, commitments (see Note 15 to the Consolidated Financial Statements), and other liquidity requirements associated with our existing operations through at least the next 12 months.

Effects of Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligation” (SFAS No. 143). SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. We believe the adoption of this standard will not have a material effect on the consolidated financial statements.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of”. We believe the adoption of this standard will not have a material effect on the consolidated financial statements.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. We believe the adoption of this standard will not have a material effect on the consolidated financial statements.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). SFAS 146 nullifies previous guidance on accounting for costs associated with exit or disposal activities and requires a liability for these costs to be recognized and measured at its fair value in the period in which the liability is incurred. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. We believe the adoption of this standard will not have a material effect on the consolidated financial statements.

Quarterly Results of Operations

     The tables below (in thousands, except per share data) set forth the operating results and percentage of revenue represented by certain items in CIENA’s statements of operations for each of the eight quarters in the period ended October 31, 2002. This information is unaudited, but in our opinion reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.

	Jan. 31,	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,	Apr. 30,	Jul. 31,	Oct. 31,
	2001	2001	2001	2001	2002	2002	2002	2002

Revenue	$351,989	$425,396	$458,070	$367,774	$162,156	$87,053	$50,028	$61,918
Excess and obsolete inventory costs	5,701	8,357	37,767	16,586	20,414	223,277	41,192	1,592
Cost of goods sold	186,136	223,152	221,882	204,968	119,273	87,525	50,960	51,801

Gross profit (loss)	160,152	193,887	198,421	146,220	22,469	(223,749)	(42,124)	8,525

Operating expenses:
Research and development (1)	42,504	54,344	65,788	73,195	64,756	59,558	53,950	61,355
Selling and marketing (2)	29,636	38,782	39,622	38,909	37,600	29,835	30,829	32,012
General and administrative (3)	11,145	16,787	14,790	15,143	13,655	13,276	10,798	13,091
Deferred stock compensation costs	—	2,735	22,231	16,401	5,134	4,492	4,958	5,740
Amortization of goodwill	898	25,373	75,642	75,873	—	—	—	—
Amortization of intangible assets	109	1,000	1,382	1,922	1,813	1,813	2,343	3,003
In-process research and development	—	45,900	—	—	—	—	—	—
Restructuring costs	—	—	—	15,439	6,828	121,348	18,562	78,691
Goodwill impairment	—	—	—	1,719,426	—	—	—	557,286
Pirelli litigation	—	—	—	—	—	—	—	1,792
Provision for doubtful accounts	—	—	(6,579)	—	—	16,055	(1,242)	—

Total operating expenses	84,292	184,921	212,876	1,956,308	129,786	246,377	120,198	752,970

Income (loss) from operations	75,860	8,966	(14,455)	(1,810,088)	(107,317)	(470,126)	(162,322)	(744,445)
Interest and other income, net	4,296	20,707	19,820	18,756	16,172	15,045	13,558	16,370
Interest expense	(87)	(7,128)	(11,278)	(12,098)	(10,505)	(8,637)	(10,614)	(15,583)
Loss on equity investments, net	—	—	—	—	(5,306)	(434)	—	(9,937)
Loss on extinguishment of debt	—	—	—	—	—	—	—	(2,683)

Income (loss) before income taxes	80,069	22,545	(5,913)	(1,803,430)	(106,956)	(464,152)	(159,378)	(756,278)
Provision (benefit) for income taxes	26,823	73,225	(11,567)	(1,148)	(36,365)	148,001	607	(1,508)

Net income (loss)	$53,246	$(50,680)	5,654	$(1,802,282)	$(70,591)	$(612,153)	$(159,985)	$(754,770)

Basic net income (loss) per common share	$0.19	$(0.17)	$0.02	$(5.51)	$(0.22)	$(1.86)	$(0.42)	$(1.75)

Diluted net income (loss) per
common share and dilutive potential common share	$0.18	$(0.17)	$0.02	$(5.51)	$(0.22)	$(1.86)	$(0.42)	$(1.75)

Weighted average basic common share	287,001	306,329	324,368	326,834	327,620	328,764	376,548	431,257

Weighted average basic common and dilutive
potential common share	300,956	306,329	337,877	326,834	327,620	328,764	376,548	431,257

(1)	Exclusive of $0, $1,672, $6,464, $9,647, $3,951, $3,465, $3,860, and $4,396 deferred stock compensation costs for quarters ending Jan. 31, 2001, Apr. 30, 2001, Jul. 31, 2001, Oct. 31, 2001, Jan. 31, 2002, Apr. 30, 2002, Jul. 31, 2002 and Oct. 31, 2002, respectively.

(2)	Exclusive of $0, $491, $6,928, $959, $956, $851, $842 and $911 deferred stock compensation costs for quarters ending Jan. 31, 2001, Apr. 30, 2001, Jul. 31, 2001, Oct. 31, 2001, Jan. 31, 2002, Apr. 30, 2002, Jul. 31, 2002 and Oct. 31, 2002, respectively.

(3)	Exclusive of $0, $572, $8,839, $5,795, $227, $176, $256 and $433 deferred stock compensation costs for quarters ending Jan. 31, 2001, Apr. 30, 2001, Jul. 31, 2001, Oct. 31, 2001, Jan. 31, 2002, Apr. 30, 2002, Jul. 31, 2002 and Oct. 31, 2002, respectively.

25

	Jan. 31,	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,	Apr. 30,	Jul. 31,	Oct. 31,
	2001	2001	2001	2001	2002	2002	2002	2002

Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Excess and obsolete inventory costs	1.6	2.0	8.2	4.5	12.6	256.5	82.3	2.6
Cost of goods sold	52.9	52.5	48.4	55.7	73.6	100.5	101.9	83.7

Gross profit	45.5	45.5	43.4	39.8	13.8	(257.0)	(84.2)	13.7
Operating expenses:
Research and development	12.1	12.8	14.4	19.9	39.9	68.4	107.8	99.1
Selling and marketing	8.4	9.1	8.6	10.6	23.2	34.3	61.6	51.7
General and administrative	3.2	3.9	3.2	4.1	8.4	15.3	21.6	21.1
Deferred stock compensation costs	—	0.6	4.9	4.5	3.2	5.2	9.9	9.3
Amortization of goodwill	0.3	6.0	16.5	20.6	—	—	—	—
Amortization of intangible assets	—	0.2	0.3	0.5	1.1	2.1	4.7	4.8
In-process research and development	—	10.8	—	—	—	—	—	—
Restructuring costs	—	—	—	4.2	4.2	139.4	37.1	127.1
Goodwill impairment	—	—	—	467.5	—	—	—	900.0
Pirelli litigation	—	—	—	—	—	—	—	2.9
Provision for doubtful accounts	—	—	(1.4)	—	—	18.4	(2.5)	—

Total operating expenses	24.0	43.4	46.5	531.9	80.0	283.1	240.2	1,216.0

Income (loss) from operations	21.5	2.1	(3.1)	(492.1)	(66.2)	(540.1)	(324.4)	(1,202.3)
Interest and other income, net	1.2	4.9	4.3	5.1	10.0	17.3	27.1	26.4
Interest expense	—	(1.7)	(2.5)	(3.3)	(6.5)	(9.9)	(21.2)	(25.2)
Loss on equity investment, net	—	—	—	—	(3.3)	(0.5)	—	(16.0)
Loss on extinguishment of debt	—	—	—	—	—	—	—	(4.3)

Income (loss) before income taxes	22.7	5.3	(1.3)	(490.3)	(66.0)	(533.2)	(318.5)	(1,221.4)
Provision (benefit) for income taxes	7.6	17.2	(2.5)	(0.3)	(22.4)	170.0	1.2	(2.4)

Net income (loss)	15.1%	(11.9)%	1.2%	(490.0)%	(43.6)%	(703.2)%	(319.7)%	(1,219.0)%

Risk Factors

     Investing in our securities involves a high degree of risk. In addition to the other information contained in this annual report, including the reports we incorporate by reference, you should consider the following factors before investing in our securities.

Our business could continue to be adversely affected by unfavorable and uncertain conditions in the communications industry and the economy in general

     Over the last two years, there has been a sharp contraction of the availability of capital to finance communications networks, and many of our customers and potential customers have experienced significant financial distress. This industry trend has been compounded by the slowing not only of the United States economy but the economies in virtually all of the countries in which we are marketing our products. These developments have caused a substantial reduction in demand for our products which has adversely affected our revenues and operating results. In addition, most of our customers have become more conservative and uncertain about their future purchases which has made managing our business difficult.

     We expect the factors described above to continue to affect our business for an indeterminate period, in several significant ways:

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

amounts due us from prior sales.

     The result of any one or a combination of these factors could lead to further reduced revenues and increased operating losses.

We face intense competition that could hurt our sales and profitability

     The market for optical networking equipment is extremely competitive. Competition in the optical networking market is based on varying combinations of price, functionality, software functionality, manufacturing capability, installation, services, scalability and the ability of the system solution to meet customers’ immediate and future network requirements. A small number of very large companies, including Alcatel, Cisco, Fujitsu, Hitachi, Lucent, NEC, Nortel, Siemens and Ericsson, have historically dominated the telecommunications equipment industry. They all have greater financial, marketing, manufacturing and intellectual property resources than CIENA. They also often have existing relationships with our potential customers.

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

     In addition, several of our largest competitors are experiencing financial difficulties. In competition with these vendors for the business of customers to which the competitor has been historically a major supplier, we have confronted situations in which the competitor contends that unless the customer awards it the business, the competitor may fail, leaving the customer without support for the competitor’s equipment already in the network. To the extent that such arguments are successful, we may be at a disadvantage in winning new business.

     Tactics such as those described above can be particularly effective in a highly concentrated customer base like ours. Our customers are under increasing competitive pressure to deliver their services at the lowest possible cost. This pressure may result in the pricing of optical networking systems becoming a more important factor in customer decisions. This may favor larger competitors that can spread the effect of price discounts in their optical networking products across a larger array of products and services and across a larger customer base than ours. If we are unable to offset any reductions in the average sales price for our products by a reduction in the cost of our products, our gross profit margins will be adversely affected. Our inability to compete successfully against our competitors and maintain our gross profit margins would harm our business, financial condition and results of operations.

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

Economic conditions may require us to reduce the size of our business further

     In November 2001, February 2002, March 2002, June 2002 (in connection with the ONI merger) and again in September 2002, we undertook significant reductions in force, some of which were accompanied by dispositions of assets, as part of our effort to reduce the size of our operations to better match the reduced sales of our products and services. Weakness in the global economy generally and the telecommunications equipment market in particular continue to affect our business substantially. We may be required to undertake further reductions in force. Any such steps would likely result in significant charges from write-downs or write-offs of assets, costs of lease terminations, and expenses resulting from the termination of personnel.

Product performance problems could limit our sales prospects

     The development and production of new products with high technology content, including optical networking products, often involves problems with software, components and manufacturing methods. If significant reliability, quality or network monitoring problems develop, including those due to defects in software or faulty components, a number of negative effects on our business could result, including:

•	costs associated with fixing software defects or reworking our manufacturing processes;

•	high service and warranty expenses;

•	payment of liquidated damages for performance failures;

•	high inventory obsolescence expense;

•	high levels of product returns;

•	delays in collecting accounts receivable;

•	reduced orders from existing customers; and

•	declining interest from potential customers.

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

     Our intelligent optical networking products require large investments. We have a limited number of potential customers in each geographic market, and each has unique needs. Our customers are generally technically sophisticated and demanding. As a result, the sales cycles for our products are long, often as much as a year or two between initial contact with a potential customer and the recognition of revenue from sales to the customer. Our customers’ purchases tend to be large and sporadic, depending upon their need to build a customer base, their plans for expanding their networks, the availability of financing, and the effects of regulatory and business conditions in the countries in which they operate. As a result, their purchase decisions can be unpredictable and subject to unanticipated changes. Our results, in turn, tend to fluctuate unpredictably. This tendency has been amplified by conditions arising from the current uncertain economic environment.

     Current economic and market conditions have made it more difficult to make reliable estimates of future revenues. Fluctuations in our revenue can lead to even greater fluctuations in our operating profits. Our budgeted expense levels depend in part on our expectations of long-term future revenue. These budgets reflect the substantial investments in financial, engineering, manufacturing and logistics support resources we must make to support large customers, even though we are unsure of the volume, duration or timing of their purchases. In addition, we continue to make substantial expenditures on the development of new and enhanced products. Any substantial adjustment to expenses to account for lower levels of revenue is difficult and takes time. Consequently, if our revenue does decline, our levels of inventory, operating expenses and general overhead would be high relative to our revenue, reducing our profitability, and perhaps resulting in additional operating losses.

Our future success will depend on our ability to acquire new customers and expand our product portfolio

     Historically, a large percentage of our sales have been made to emerging carriers, many of which have recently experienced severe financial difficulties. Consequently, we expect our sales to emerging carriers to be reduced, and our future success will depend on our ability to increase our sales to incumbent carriers, including, in the United States, the regional Bell operating companies (“RBOCs”), and abroad, the large, traditional telecommunications operators (“TOs”), many of which were formerly government-owned “post, telephone and telegraph” enterprises. These large companies typically require lengthy sales cycles. Many have long-standing supplier relationships with other vendors, and our experience in selling to them is limited. These customers often require extensive testing of products before accepting them, and we are typically unable to recognize revenue until the tests are completed satisfactorily. The certification process for new telecommunications equipment used in the networks of the RBOCs and TOs tends to be particularly lengthy and difficult. Complying with these certification requirements may involve unanticipated delays that could adversely affect the timing of our ability to sell our products to these larger carriers. If we do not succeed in penetrating this segment of the market, our business could suffer.

     We sell some of our products to systems integrators and, to a limited extent, directly to large enterprises. We have limited experience with sales through business partners, and it is uncertain to what extent we will be successful in pursuing them.

     In order to make our offerings more attractive both to our existing customers and the new customers we hope to attract, we believe it is important that we expand our portfolio to include more products that operate at the edge of the network and add products that enable sophisticated services beyond transport and switching. We plan to implement this strategy through a combination of internal development, acquisition of smaller companies, and forming strategic alliances with other vendors. If we fail to execute this strategy, our addressable market may not be large enough to enable us to reach profitability at our current size.

The success of our strategy depends on our ability to increase our revenue substantially

     We believe that, as a matter of strategy, we must maintain a size and breadth of product portfolio that enables us to be successful in selling to the largest communications providers. In order to carry out that strategy, we have deliberately chosen to continue to spend on research and development, sales, and other operating expenses at levels that will not permit us to return to profitability unless we can increase our revenues substantially. If we fail to do so, we will be required to modify our strategy, which would likely have an adverse effect on our financial condition.

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

     Our products are based on complex technology that could result in unanticipated delays in developing, improving, manufacturing or deploying them. Modifying our products to enable customers to integrate them into a new type of network architecture entails similar development risks.

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

Our strategy involves pursuing strategic acquisitions and investments that may not be successful

     Our business strategy includes acquiring or making strategic investments in other companies with a view to expanding our portfolio of products and services, acquiring new technologies, and accelerating the development of new or improved products. To do so, we may issue equity that would dilute our current shareholders’ percentage ownership or incur debt or assume indebtedness. In addition, we may incur significant amortization expenses related to intangible assets. In the fourth quarter fiscal 2001 and fourth quarter fiscal 2002, we incurred a significant write-off of goodwill associated with our previous acquisitions. Acquisitions and strategic investments involve numerous risks, including:

•	difficulties in integrating the operations, technologies, and products of the acquired companies;

•	diversion of management’s attention from our core business;

•	potential difficulties in completing projects of the acquired company;

•	the potential loss of key employees of the acquired company; and

•	dependence on unfamiliar or relatively small supply partners.

     In addition, acquisitions and strategic investments may involve risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions and of obtaining insufficient revenues to offset increased expenses associated with acquisitions.

We face risks in reselling the products of other companies

     We have recently entered into agreements that permit us to distribute the products of Équipe and WaveSmith. To the extent we succeed in reselling their products, or products of other vendors with which we may enter into similar arrangements, we may be required by customers to assume warranty and service obligations. While these suppliers have agreed to support us with respect to those obligations, they are relatively small companies with limited financial resources. If they should be unable, for any reason, to provide the required support, we may have to expend our own resources on doing so. This risk is amplified by the fact that the equipment has been designed and manufactured by others, and is thus subject to warranty claims whose magnitude we are currently unable to fully evaluate.

We may not be successful in selling our products through new channels

     Our direct sales force is not designed or equipped to enable us to sell into the enterprise or government markets, or certain geographic markets. We are accordingly taking steps to develop new sales channels through distributors and systems integrators for sales of those of our products, particularly the ONLINE Edge, that are suitable for those markets. We have limited experience in developing and managing such channels, and it is possible that our efforts may not succeed according to plan, which could reduce our revenues and profitability.

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

We rely on contract manufacturers for our products

     We rely on a small number of contract manufacturers to perform the majority of the manufacturing operations for our products. The qualification of these manufacturers is an expensive and time-consuming process, and these contract manufacturers build modules for other companies, including our competitors. In addition, we do not have contracts in place with some of these manufacturers. We may not be able to effectively manage our relationships with our manufacturers and we cannot be certain that they will be able to fill our orders in a timely manner. If we underestimate our future product requirements, the contract manufacturers may not have enough product to meet our customer requirements, and this could result in delays in the shipment of our products and our ability to recognize revenue. If we cannot effectively manage these manufacturers and forecast future demand, or if they fail to deliver products or components on time, our business may suffer.

Some of our suppliers are also competitors

     Some of our component suppliers are both primary sources for components and major competitors in the market for system equipment. We buy components from Alcatel, NEC, Nortel, and Siemens. Each of these companies offers optical communications systems and equipment that compete against our products. A decline in reliability or other adverse change in these supply relationships could harm our business.

Our ability to compete could be harmed if we are unable to protect and enforce our intellectual property rights or if we infringe on intellectual property rights of others

     We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We enter into non-disclosure and proprietary rights agreements with our employees and consultants, and license agreements with our corporate partners, and control access to and distribution of our products, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete effectively could be harmed. We have filed an intellectual property lawsuit to enforce our intellectual property right, and may become involved with additional disputes in the future. Such lawsuits can be costly and may significantly divert the time and attention of our personnel.

     We have received, and may receive in the future, notices from holders of patents in the optical technology field that raise issues of possible infringement by our products. Questions of infringement in the optical networking equipment market often involve highly technical and subjective analysis. We cannot assure you that any of these patent holders or others will not in the future initiate legal proceedings against us, or that we will be successful in defending against these actions. We are involved in intellectual property disputes regarding the possible infringement of our products. In the past, we have been forced to take a license from the owner of allegedly infringed intellectual property, or to redesign or stop selling the product that includes the challenged intellectual property. If we are sued for infringement and are unsuccessful in defending the suit, we could be subject to significant damages, and our business and customer relationships could be adversely affected.

     We are a defendant in a lawsuit originally brought by Nortel Networks against ONI accusing ONI of patent infringement and theft of trade secrets. Nortel has also recently filed a separate action against us alleging that CIENA is infringing several Nortel patents. If Nortel were to win either of these lawsuits, there is a possibility that we could be required to pay Nortel substantial damages, to negotiate a license agreement that would require us to pay substantial royalties, or both.

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

     International operations are subject to inherent risks, and our future results could be adversely affected by a variety of uncontrollable and changing factors. These include:

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulties and costs of staffing and managing foreign operations;

•	the impact of recessions in economies outside the United States;

•	unexpected changes in regulatory requirements;

•	certification requirements;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences;

•	political and economic instability;

•	trade protection measures and other regulatory requirements;

•	service provider and government spending patterns; and

•	natural disasters.

     Such factors could have a material adverse impact on our operating results and financial condition.

The market for our long-haul product line has substantially diminished

     Our business was originally built on the success of our “long-haul” optical transmission products, Sentry and CoreStream, which allowed multiple optical signals to be combined for transmission from point to point over a single optical fiber. During the last several years, carriers around the world, both incumbents and challengers, have laid and “lit” with optical equipment like ours, a substantial amount of long-haul optical fiber. This has created what appears to be an oversupply of new communications “bandwidth” on many long-haul routes. In addition, since the introduction of these products, technological advances have enabled the transmission of more optical signals over greater distances for less cost. As a consequence, the market opportunity for long-haul optical equipment, including ours, has declined steeply, dramatically reducing our revenues from these products. We do not know when, if ever, the market for our long-haul products will return.

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

     Interest Rate Sensitivity. The Company maintains a short-term and long-term investment portfolio. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at October 31, 2002, the fair value of the portfolio would decline by approximately $134.3 million.

     Foreign Currency Exchange Risk. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on the Company’s financial results. Historically the Company’s primary exposures have been related to non-dollar denominated operating expenses in Europe and Asia where the Company sells primarily in U.S. dollars. The Company is prepared to hedge against fluctuations in foreign currency if this exposure becomes material. As of October 31, 2002, the assets and liabilities of the Company related to non-dollar denominated currencies were not material. Therefore we do not expect an increase or decrease of 10% in the foreign exchange rate would have a material impact on the Company’s financial position.

Item 8. Financial Statements and Supplementary Data

     The following is an index to the consolidated financial statements and supplementary data:

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of CIENA Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders’ equity present fairly, in all material respects, the financial position of CIENA Corporation and its subsidiaries at October 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

McLean, VA
December 10, 2002

CIENA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 31,

	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$397,890	$377,189
Short-term investments	902,594	1,130,414
Accounts receivable, net	395,063	28,680
Inventories, net	254,968	47,023
Deferred income taxes, net	186,861	—
Prepaid expenses and other	53,713	54,351

Total current assets	2,191,089	1,637,657
Long-term investments	494,657	570,861
Equipment, furniture and fixtures, net	331,490	196,951
Goodwill	178,891	212,500
Other intangible assets, net	47,874	62,457
Other long-term assets	73,300	70,596

Total assets	$3,317,301	$2,751,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,735	$39,841
Accrued liabilities	133,084	132,588
Restructuring liabilities	15,439	27,423
Unfavorable lease commitments	—	7,630
Income taxes payable	6,649	—
Deferred revenue	29,480	15,388
Other current obligations	995	948

Total current liabilities	254,382	223,818
Deferred income taxes	64,072	—
Long-term deferred revenue	—	15,444
Long-term restructuring liabilities	—	65,742
Long-term unfavorable lease commitments	—	70,124
Other long-term obligations	5,982	5,009
Convertible notes payable	863,883	843,616

Total liabilities	1,188,319	1,223,753

Commitments and contingencies
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 980,000,000 shares authorized; 328,022,264 and 432,842,481 shares issued and outstanding	3,280	4,328
Additional paid-in capital	3,667,512	4,658,882
Notes receivable from stockholders	(3,236)	(3,866)
Accumulated other comprehensive income	4,842	8,840
Accumulated deficit	(1,543,416)	(3,140,915)

Total stockholder’s equity	2,128,982	1,527,269

Total liabilities and stockholders’ equity	$3,317,301	$2,751,022

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended October 31,

	2000	2001	2002

Revenue	$858,750	$1,603,229	$361,155
Excess and obsolete inventory costs	15,022	68,411	286,475
Cost of goods sold	462,371	836,138	309,559

Gross profit (loss)	381,357	698,680	(234,879)

Operating expenses:
Research and development (exclusive of $0, $17,783, and $15,672 deferred stock compensation costs)	125,434	235,831	239,619
Selling and marketing (exclusive of $0, $8,378 and $3,560 deferred stock compensation costs)	90,922	146,949	130,276
General and administrative (exclusive of $40, $15,206 and $1,092 deferred stock compensation costs)	33,960	57,865	50,820
Settlement of accrued contract obligation	(8,538)	—	—
Deferred stock compensation costs	40	41,367	20,324
Amortization of goodwill	3,197	177,786	—
Amortization of intangible assets	438	4,413	8,972
In-process research and development	—	45,900	—
Restructuring costs	—	15,439	225,429
Goodwill impairment impairment	—	1,719,426	557,286
Pirelli litigation	—	—	1,792
Provision for doubtful accounts	28,010	(6,579)	14,813

Total operating expenses	273,463	2,438,397	1,249,331

Income (loss) from operations	107,894	(1,739,717)	(1,484,210)
Interest and other income (expense), net	13,020	63,579	61,145
Interest expense	(340)	(30,591)	(45,339)
Loss on equity investments, net	—	—	(15,677)
Loss on extinguishment of debt	—	—	(2,683)

Income (loss) before income taxes	120,574	(1,706,729)	(1,486,764)
Provision for income taxes	39,187	87,333	110,735

Net income (loss)	$81,387	$(1,794,062)	$(1,597,499)

Basic net income (loss) per common share	$0.29	$(5.75)	$(4.37)

Diluted net income (loss) per common share and dilutive potential common share	$0.27	$(5.75)	$(4.37)

Weighted average basic common shares outstanding	281,621	311,815	365,202

Weighted average basic common and dilutive potential common shares outstanding	299,662	311,815	365,202

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

				Notes	Accumulated
			Additional	Receivable	Other	Retained	Total
	Common Stock		Paid-in-	From	Comprehensive	Earnings	Stockholders'
	Shares	Amount	Capital	Stockholders	Income	(Deficit)	Equity

Balance at October 31, 1999	276,374,712	$2,764	$358,700	$(210)	$(40)	$169,259	$530,473
Net income	—	—	—	—	—	81,387	81,387
Translation adjustment	—	—	—	—	(863)	—	(863)

Comprehensive income							$80,524
Exercise of warrants	286,084	3	—	—	—	—	3
Exercise of stock options	9,166,133	91	38,144	—	—	—	38,235
Compensation cost of stock options and warrants	—	—	40	—	—	—	40
Issuance of common stock, net of issuance costs	703,702	7	5,732	—	—	—	5,739
Tax benefit from the exercise of stock options	—	—	154,641	—	—	—	154,641
Repayment of receivables from stockholders	—	—	—	180	—	—	180

Balance at October 31, 2000	286,530,631	$2,865	$557,257	$(30)	$(903)	$250,646	$809,835
Net loss	—	—	—	—	—	(1,794,062)	(1,794,062)
Changes in unrealized gains on investments, net	—	—	—	—	5,804	—	5,804
Translation adjustment	—	—	—	—	(59)	—	(59)

Comprehensive loss							$(1,788,317)
Exercise of stock options	4,373,093	44	31,854	—	—	—	31,898
Unearned stock compensation	—	—	(98,456)	—	—	—	(98,456)
Deferred stock compensation costs	—	—	41,367	—	—	—	41,367
Forfeiture of unearned stock compensation	—	—	3,489	—	—	—	3,489
Issuance of common stock, net of issuance costs	37,118,540	371	3,060,396	(7,785)	—	—	3,052,982
Tax benefit from the exercise of stock options	—	—	71,605	—	—	—	71,605
Repayment of receivables from stockholders	—	—	—	4,579	—	—	4,579

Balance at October 31, 2001	328,022,264	$3,280	$3,667,512	$(3,236)	$4,842	$(1,543,416)	$2,128,982
Net loss	—	—	—	—	—	(1,597,499)	(1,597,499)
Changes in unrealized gains on investments, net	—	—	—	—	3,731	—	3,731
Translation adjustment	—	—	—	—	267	—	267

Comprehensive loss							$(1,593,501)
Exercise of stock options	3,699,493	37	15,103	—	—	—	15,140
Unearned stock compensation	—	—	(8,826)	—	—	—	(8,826)
Deferred stock compensation costs	—	—	21,216	—	—	—	21,216
Issuance of common stock, net of issuance costs	101,120,724	1,011	963,877	(5,673)	—	—	959,215
Repayment of receivables from stockholders	—	—	—	5,043	—	—	5,043

Balance at October 31, 2002	432,842,481	$4,328	$4,658,882	$(3,866)	$8,840	$(3,140,915)	$1,527,269

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended October 31,

	2000	2001	2002

Cash flows from operating activities:
Net income (loss)	$81,387	$(1,794,062)	$(1,597,499)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Tax benefit related to exercise of stock options and warrants	154,641	71,605	—
Non-cash charges from equity transactions	—	—	13,823
Non-cash portion of restructuring charges and related asset write-downs	—	—	113,596
Amortization of premiums on marketable debt securities	1,016	—	—
Effect of accumulated other comprehensive income (loss)	(863)	(59)	2,736
Accretion of convertible notes payable		6,183	12,693
In-process research and development	—	45,900	—
Depreciation	59,969	100,882	122,048
Amortization of goodwill, goodwill impairment, other intangibles, deferred stock compensation and debt issuance costs	3,675	1,948,740	589,610
Provision for doubtful accounts	28,010	(6,579)	14,813
Provision for inventory excess and obsolescence	15,022	68,411	250,457
Provision for warranty and other contractual obligations	15,804	33,073	13,271
Settlement of accrued contract obligation	(8,538)	—	—
Changes in assets and liabilities:
Accounts receivable	(132,612)	(139,534)	358,493
Inventories	(76,693)	(177,482)	(27,807)
Deferred income tax asset	(117,644)	(6,631)	186,861
Prepaid expenses and other	(27,153)	(35,640)	(12,625)
Accounts payable and accruals	54,262	8,648	6,275
Income taxes payable	(1,214)	(834)	(7,170)
Deferred revenue and other obligations	9,969	40,552	(65,079)

Net cash provided by (used in) operating activities	59,038	163,173	(25,504)

Cash flows from investing activities:
Additions to equipment, furniture and fixtures	(123,947)	(238,544)	(66,330)
Purchase of available for sale securities	(266,112)	(1,714,077)	(1,521,479)
Maturities of available for sale securities	289,927	420,885	1,547,516
Acquisition of business, inclusive of intellectual property and other intangibles, net of cash acquired	—	54,101	286,899
Minority equity investments	(3,037)	(13,005)	(10,000)

Net cash (used in) provided by investing activities	(103,169)	(1,490,640)	236,606

Cash flows from financing activities:
Net proceeds from (repayment of) other obligations	(279)	1,265	(1,015)
Proceeds from (repayment of) convertible notes payable	—	669,300	(250,971)
Proceeds from issuance of common stock and warrants	43,977	907,026	15,140
Repayment of notes receivable from stockholders	180	4,579	5,043

Net cash provided by (used in) financing activities	43,878	1,582,170	(231,803)

Net (decrease) increase in cash and cash equivalents	(253)	254,703	(20,701)
Cash and cash equivalents at beginning of period	143,440	143,187	397,890

Cash and cash equivalents at end of period	$143,187	$397,890	$377,189

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$340	$16,051	$36,776

Income taxes	$1,231	$1,007	$485

Issuance of common stock for notes receivable from stockholders	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Description of Business

     CIENA, a leader in intelligent optical networking systems and software, offers telecommunications network solutions to service providers and enterprises worldwide. CIENA’s customers include long-distance carriers, local exchange carriers, Internet service providers, wireless and wholesale carriers, systems integrators, governments large businesses and non-profit institutions. CIENA offers network solutions that enable service providers to provision, manage deliver economic, high-bandwidth services to their customers. In early 2001, the telecommunications industry began a severe decline, which has affected almost all of its segments, including equipment suppliers like CIENA. That decline, which has continued in 2002, has caused the market for CIENA’s equipment to shrink substantially, with a resulting adverse impact on CIENA’s revenues and profitability.

Principles of Consolidation

     CIENA has 24 wholly owned U.S. and international subsidiaries, which have been consolidated in the accompanying financial statements. On June 21, 2002, CIENA acquired all of the outstanding capital stock, and assumed the options of ONI Systems Corp. (“ONI”), a NASDAQ-listed corporation headquartered in San Jose, California. On March 29, 2001, CIENA acquired all of the outstanding capital stock, and assumed the options of Cyras Systems, Inc. (“Cyras”), a Delaware company based in Fremont, California. Both of these transactions constituted a tax-free reorganization and were recorded using the purchase accounting method.

     The accompanying consolidated financial statements include the accounts of CIENA and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

     The Company has a 52 or 53 week fiscal year, which ends on the Saturday nearest to the last day of October in each year (November 2, 2002, November 3, 2001, and October 28, 2000). For purposes of financial statement presentation, each fiscal year is described as having ended on October 31. Fiscal 2001 was comprised of 53 weeks. Fiscal 2002 and 2000 were comprised of 52 weeks.

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

Investments

     CIENA’s short-term and long-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. Realized gains or losses and declines in value determined to be other than temporary, if any, on available-for-sale securities will be reported in other income or expense as incurred

     CIENA also has certain other minority equity investments in non-publicly traded companies. These investments are generally carried at cost as CIENA owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. As of October 31, 2001 and October 31, 2002, $16.1 million and $16.1 million of these investments are included in other long-term assets, respectively. These investments are inherently high risk as the market for technologies or product manufactured by these companies are usually early stage at the time of the investment by CIENA and such markets may never be significant. CIENA could lose its entire investment in some or all of these companies. CIENA monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. During fiscal 2002, CIENA recorded a charge of $16.6 million from a decline in the fair values of certain equity investments that were determined to be other than temporary. No write-downs were recorded during fiscal 2000 or fiscal 2001.

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

     Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, and Emerging Issues Task Force (EITF) Issue No. 00-02, “Accounting for Web Site Development Costs.” Qualifying costs incurred during the application development stage, which consist primarily of outside services and purchased software license costs, are capitalized and amortized over the estimated useful life of the asset.

Goodwill and Purchased Intangible Assets – Adoption of Statement 142

     The Company has recorded goodwill and purchased intangible assets from several acquisitions. See Note 2. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally three to seven years. It is the Company’s policy to assess periodically the carrying amount of its purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangibles assets are determined in accordance with Statement of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”).

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

     The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had SFAS 142 been in effect for the fiscal years 2000, 2001 and 2002 (in thousands):

	Fiscal Year Ended October 31,

	2000	2001	2002

Net income (loss)	$81,387	$(1,794,062)	$(1,597,499)
Adjustments:
Amortization of goodwill	3,197	177,786	—

Adjusted net income (loss)	$84,584	$(1,616,276)	$(1,597,499)

Weighted average shares-basic	281,621	311,815	365,202

Weighted average shares-diluted	299,662	311,815	365,202

Adjusted basic EPS	$0.30	$(5.18)	$(4.37)

Adjusted diluted EPS	$0.28	$(5.18)	$(4.37)

Reported basic EPS	$0.29	$(5.75)	$(4.37)

Reported diluted EPS	$0.27	$(5.75)	$(4.37)

Concentrations

     Substantially all of CIENA’s cash and cash equivalents, short-term and long-term investments, are custodied at four major U.S. financial institutions. The majority of CIENA’s cash equivalents consist of U.S. Government Federal Agency Securities, short-term marketable securities, and overnight repurchase agreements. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and, therefore, bear minimal risk.

     Historically, CIENA has relied on a limited number of customers for a substantial portion of the Company’s revenue. During fiscal 2002, Sprint and AT&T each accounted for at least 10% of CIENA’s revenue and combined accounted for 36.8. During fiscal 2001, Sprint and Qwest Communications each accounted for at least 10% of CIENA’s revenue and, combined, accounted for 50.5%. During fiscal 2000, Sprint, Qwest Communications and GTS Network Ltd. each accounted for at least 10% of CIENA’s revenue and, combined, accounted for 60.9%. CIENA expects that a significant portion of the Company’s future revenue will continue to be generated by a limited number of customers. The loss of any one of these customers or any substantial reduction in orders by any one of these customers could materially adversely affect CIENA’s financial condition or operating results.

     Additionally, CIENA’s access to certain raw materials is dependent upon single and sole source suppliers. The inability of any supplier to fulfill supply requirements of CIENA could affect future results. CIENA relies on a small number of contract manufacturers to perform the majority of the manufacturing operations for its products. If CIENA cannot effectively manage these manufacturers and forecast future demand, or of they fail to deliver products or components on time, CIENA’s business may suffer.

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

Foreign Currency Translation

     The majority of the Company’s foreign branches and subsidiaries use the U.S. dollar as their functional currency, as the U.S. parent exclusively funds the branches and subsidiaries’ operations with U.S. dollars. For those subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date. Resulting translation adjustments are recorded directly to a separate component of stockholders’ equity. Where the U.S. dollar is the functional currency, translation adjustments are recorded in other income. The net gain (loss) on foreign currency re-measurement and exchange rate changes for fiscal 2000, 2001 and 2002 was immaterial for separate financial statement presentation.

Computation of Basic Net Income (Loss) per Common Share and Diluted Net Income (Loss) per Common and Dilutive Potential Common Share

     The Company calculates earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings per Share” (SFAS No. 128). SFAS No. 128 simplifies the earnings per share (EPS) computation and replaces the presentation of primary EPS with a presentation of basic EPS. This statement also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with a complex capital structure and requires a reconciliation of the numerator and denominator used for the basic and diluted EPS computations. See Note 11.

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

Accounting for Stock Options

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation”. SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or using the intrinsic value method provided by Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees”, but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company has elected to continue to account for its stock based compensation in accordance with the provisions of APB No. 25 as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25”, (“FIN 44”) and present the pro forma disclosures required by SFAS No. 123. See Note 14.

Segment Reporting

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), “Disclosures about Segments of an Enterprise and Related Information”. SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one operating segment and reports only certain enterprise-wide disclosures. See Note 16.

Newly Issued Accounting Standards

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligation” (SFAS No. 143). SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. The Company believes the adoption of this standard will not have a material effect on the consolidated financial statements.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of”. The Company believes the adoption of this standard will not have a material effect on the consolidated financial statements.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company believes the adoption of this standard will not have a material effect on the consolidated financial statements.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). SFAS 146 nullifies previous guidance on accounting for costs associated with exit or disposal activities and requires a liability for these costs to be recognized and measured at its fair value in the period in which the liability is incurred. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company believes the adoption of this standard will not have a material effect on the consolidated financial statements.

Reclassification

     Certain prior year amounts have been reclassified to conform to current year consolidated financial statement presentation.

(2)	BUSINESS COMBINATIONS

ONI Systems

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

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Cash, cash equivalents, long and short-term investments	$623,559
Inventory	14,705
Equipment, furniture and fixtures	40,759
Other tangible assets and notes receivable from stockholders	25,847
Existing technology	13,000
Non-compete agreements	1,000
Contracts and purchase orders	1,100
Goodwill	590,895
Deferred stock compensation	8,826
Other assumed liabilities	(39,544)
Restructuring liabilities in connection with the business combination	(3,792)
Unfavorable lease commitments	(80,183)
Convertible subordinated notes payable	(218,013)

Total purchase price	$978,159

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

     During the quarter ended July 31, 2002, CIENA and ONI reduced their combined workforce by approximately 283 employees. Approximately $3.8 million of costs associated with the ONI workforce reduction qualify for treatment under EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Combination” and were recorded as an element of the acquisition.

     The $80.2 million assigned to the value of the unfavorable lease commitments was based upon the present value of the assumed lease obligations based upon current rental rates at the time of the acquisition. These unfavorable lease commitments will be paid over the respective lease terms through fiscal 2011. The $218.0 million assigned to the value of the ONI $300.0 million principal amount of 5.0% convertible subordinated notes due October 15, 2005 was based upon the present value of the notes at the time of the acquisition. CIENA is accreting the difference between the present value of the notes and the outstanding principal value over the remaining period to October 15, 2005, such that the carrying value of the notes equals the principal value at the time the notes become due.

     The amount of goodwill allocated to the purchase price was $590.9 million and is not deductible for tax purposes. The Company operates in one operating segment and reports only certain enterprise-wide disclosures. Accordingly, the goodwill from this transaction is not part of a reportable segment.

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

	Year Ended October 31,

	2001	2002

Revenue	$1,798,909	$431,495

Net loss	$(2,157,621)	$(1,702,866)

Diluted net loss per common share and dilutive potential common share	$(5.14)	$(3.93)

Cyras

     On March 29, 2001, CIENA acquired all of the outstanding capital stock, and assumed the options of Cyras Systems, Inc. (“Cyras”), a privately held provider of next-generation optical networking systems based in Fremont, California. The purchase price was approximately $2.2 billion and consisted of the issuance of approximately 26.1 million shares of CIENA common stock, the assumption of approximately 1.9 million stock options and the indirect assumption of $150 million principal amount of Cyras’ convertible subordinated indebtedness. The Cyras K2 product, which has become CIENA’s MetroDirector K2, enables carriers of metropolitan area networks to consolidate multiple legacy network elements into a single switching platform.

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

     In connection with the Cyras acquisition, the Company recorded a $45.9 million charge in the period ended April 30, 2001 for in-process research and development. This represents the estimated value of purchased in-process technology related to Cyras’ K2 product development that had not yet reached technological feasibility and had no alternative future use at the time of the acquisition. The amount of purchase price allocated to in-process research and development was determined using the discounted cash flow method. This method consisted of estimating future net cash flows attributable to in-process K2 technology for a discrete projection period and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology.

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

     The following unaudited pro forma data summarizes the results of operations for the period indicated as if the Cyras acquisition had been completed as of the beginning of the periods presented. The unaudited pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles, deferred stock compensation costs, the elimination of the charge for acquired in-process research and development, the tax effects to the pro forma adjustments and the recognition of the tax benefits arising from Cyras’ net operating loss carry forwards. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future (in thousands, except per share data).

	Year Ended October 31,

	2000	2001

Revenue	$858,750	$1,603,229

Net loss	$(274,330)	$(1,890,627)

Diluted net loss per common share and dilutive potential common share	$(0.90)	$(6.06)

(3)	RESTRUCTURING COSTS AND IMPAIRMENT CHARGES

Restructuring

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

     On February 5, 2002, CIENA announced a workforce reduction of approximately 400 employees largely concentrated in manufacturing operations and research and development activities associated with the closure of CIENA’s Marlborough, Massachusetts research and development facility. On March 26, 2002, CIENA announced a company-wide workforce reduction of approximately 650 employees. CIENA recorded a restructuring charge of $121.4 million associated with the workforce reductions, lease terminations, non-cancelable lease costs and the write-down of certain property, equipment and leasehold improvements associated with this action in the second quarter of fiscal 2002.

     During the third quarter of fiscal 2002, CIENA and ONI reduced their combined workforce by approximately 283 employees. Approximately $3.8 million of costs associated with the ONI workforce reduction qualify for treatment under EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Combination” and were recorded as an element of the acquisition. As a result of these integration and restructuring activities, CIENA recorded a charge of $11.0 million during the quarter ended July 31, 2002 associated with workforce reductions of approximately 66 employees, lease terminations, non-cancelable lease costs and the write-down of certain property, equipment and leasehold improvements. Also during the quarter ended July 31, 2002, the Company recorded an additional restructuring charge of approximately $7.6 million to increase the estimated cost of the net lease expense for previously restructured facilities.

     On September 20, 2002, CIENA announced a company-wide workforce reduction of approximately 450 employees. The Company recorded a restructuring charge of $78.7 million associated with the workforce reductions, lease terminations, non-cancelable lease costs and the write-down of certain property, equipment and leasehold improvements associated with this action in the fourth quarter of fiscal 2002.

     The following table displays the activity and balances of the restructuring reserve account for the period ended October 31, 2002 (in thousands):

	Balance as of	Reserves recorded	Non-cash	Cash	Balance as of
	Oct 31, 2001	during fiscal 2002	reduction	Reduction	Oct 31, 2002

Workforce reduction	$—	$32,929	$893	$26,837	$5,199
Liabilities in connection with
purchase combination	—	3,792	—	3,671	121
Consolidation of excess
facilities and other charges	15,439	192,500	113,596	6,498	87,845

Total restructuring liabilities	$15,439	$229,221	$114,489	$37,006	$93,165

Less: current portion					27,423
Long-term restructuring liabilities					$65,742

     During the twelve months ended October 31, 2002, approximately 1,946 CIENA employees were terminated. The remaining balance of the charges associated with the workforce reductions will be paid by the second quarter of fiscal 2003.

     Since the fourth quarter of fiscal 2001, the Company has recorded a net charge of $122.2 million related to the write-down and disposal of certain property, equipment and leasehold improvements. These assets are being carried at their fair market value less selling and disposal costs. The remaining facilities balance is related to the net lease expense. This will be paid over the respective lease terms through fiscal 2019.

     Impairment Charges

     The Company adopted SFAS No. 142 effective November 1, 2001 and upon adoption ceased to amortize goodwill. On adoption of SFAS No. 142, the Company determined that its operations represent a single reporting unit. The Company completed an impairment review of the goodwill associated with its reporting unit during the three months ended January 31, 2002. The Company compared the fair value of its reporting unit at November 1, 2001 to the carrying value including goodwill for the unit at November 1, 2001, and determined that the carrying value, including goodwill, did not exceed the unit’s fair value. As a result, no impairment charge was required on adoption.

     In accordance with SFAS 142, which requires annual testing to determine and measure goodwill impairment on a reporting unit basis, and with the assistance from independent valuation experts management performed an assessment of the fair value of the Company’s single reporting unit and its intangible assets as of September 30, 2002. The Company compared its fair value to its carrying value including goodwill and determined that its carrying value, including goodwill, exceeded fair value. As a result, the Company then assessed the fair value of its assets, including identified intangible assets, and liabilities and derived an implied fair value for its goodwill. Since the carrying amount of goodwill was greater than its implied fair value, an impairment loss of $557.3 million was recognized.

     The fair value of the Company was determined using the average market price of the Company’s common stock over a 10-day period before and after September 27, 2002 and a control premium of 25%. The Company determined the estimated fair value of identified intangible assets and non-goodwill intangible assets and liabilities using discounted cash flows. The cash flow periods used were eight years, applying annual growth rates of 10% to 86%. The Company used discount rates of 10% to 32% based of the specific risks and circumstances associated with the identified intangible asset or other non-goodwill assets or liability being evaluated. The assumptions supporting the estimated cash flows for identified intangible assets and other non-goodwill assets and liabilities, including the discount rate, reflects management’s estimates. The discount rate was based upon the Company’s weighted average cost of capital as adjusted for the risks associated with its operations.

     The changes in the carrying amount of goodwill for the fiscal year 2002 are as follows (in thousands):

Balance as of November 1, 2002	$178,891
Goodwill acquired during the year	590,895
Impairment losses	(557,286)

Balance as of October 31, 2002	$212,500

     As part of CIENA’s review of financial results for fiscal 2001, CIENA performed an assessment of the carrying value of the Company’s long-lived assets including significant amounts of goodwill and other intangible assets recorded in connection with the acquisition of Cyras. The assessment was performed pursuant to Statement Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (SFAS 121) because of the significant negative industry and economic trends affecting both the Company’s current operations and expected future sales of MetroDirector K2 as well as the general decline of technology valuations. The conclusion of that assessment was that the decline in market conditions within the Company’s industry was significant and other than temporary. As a result, the Company recorded a charge of $1.7 billion to reduce goodwill during the fourth quarter of 2001 based on the amount by which the carrying amount of these assets exceeded their fair value. The write down is related to the goodwill associated with the Cyras transaction. Fair value was determined based on discounted future cash flows for the operating entity, which had separately identifiable cash flows. The cash flow periods used were six years, applying annual growth rates of 25% to 100%. The discount rate used was 11.3%, and the terminal value was estimated based upon terminal growth rates of 4%. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values reflect management’s best estimates. The discount rate was based upon the Company’s weighted average cost of capital as adjusted for the risks associated with its operations.

(4)	MARKETABLE DEBT AND EQUITY SECURITIES

     Cash, short-term and long-term investments are comprised of the following (in thousands):

	October 31, 2002

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Loses	Value

Corporate bonds	$669,699	$2,639	$521	$671,817
Asset-backed obligations	109,755	625	—	110,380
Municipal bonds	20,745	92	—	20,837
Mortgage-backed securities	—	—	—	—
Commercial paper	98,215	119	—	98,334
US obligations	793,327	6,580	—	799,907
Money market funds	377,189	—	—	377,189

	$2,068,930	$10,055	$521	$2,078,464

Included in cash and cash equivalents	377,189	—	—	377,189
Included in short-term investments	1,126,733	4,202	521	1,130,414
Included in long-term investments	565,008	5,853	—	570,861

	$2,068,930	$10,055	$521	$2,078,464

	October 31, 2001

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value

Corporate bonds
	$501,584	$7,403	$—	$508,987
Asset backed obligations	199,416	1,974	132	201,258
Foreign debt securities	8,040	74	—	8,114
Equity securities	9,000	—	7,512	1,488
Commercial paper	119,394	394	—	119,788
US government obligations	550,888	6,728	—	557,616
Money market funds	397,890	—	—	397,890

	$1,786,212	$16,573	$7,644	$1,795,141

Included in cash and cash equivalents	$397,890	$—	$—	$397,890
Included in short-term investments	903,690	6,548	7,644	902,594
Included in long-term investments	484,632	10,025	—	494,657

	$1,786,212	$16,573	$7,644	$1,795,141

The following table summarizes maturities of debt investments (including restricted investments) at October 31, 2002 (in thousands):

	Amortized Cost	Estimated Fair
		Value

Less than one year	$1,126,733	$1,130,414
Due in 1-2 years	558,055	563,841
Due in 2-5 years	6,953	7,020

	$1,691,741	$1,701,275

(5)	ACCOUNTS RECEIVABLE

     As of October 31, 2002, the trade accounts receivable included three customers who each accounted for 19.3%, 15.0%, and 12.8% of the trade accounts receivable, respectively. As of October 31, 2001, the trade accounts receivable included three customers who each accounted for 38%, 18%, and 15% of the trade accounts receivable, respectively.

     CIENA performs ongoing credit evaluations of its customers and generally has not required collateral or other forms of security from its customers. CIENA maintains an allowance for potential losses on a specific identification basis. CIENA’s allowance for doubtful accounts as of October 31, 2002 and October 31, 2001 was $9.5 million and $1.5 million, respectively. CIENA expected to realize approximately $8.9 million of the gross outstanding accounts receivable balance of $36.9 million due from iaxis Limited as of October 31, 2000. In fiscal 2001, CIENA received payment for approximately $15.4 million of the gross outstanding accounts receivable balance due from iaxis Limited primarily through the Company’s sales agreement with Dynegy. Accordingly, CIENA recognized a reduction in the provision for doubtful accounts of $6.6 million during fiscal year 2001. CIENA recorded a provision for doubtful accounts of approximately $14.8 million during fiscal 2002. This provision relates to the estimated losses of $18.1 million from three customers, each of whom filed for bankruptcy protection during fiscal 2002, offset by a payment of $3.3 million of the gross outstanding accounts receivable balance due from iaxis Limited through the Company’s sales agreement with Dynegy.

     The following table summarizes the activity in the Company’s allowance for doubtful accounts (in thousands):

	Balance at beginning			Balance at end of
Year ended October 31	of period	Provisions	Deductions	period

2000	$1,703	$28,010	$132	$29,581
2001	29,581	(6,579)	21,511	1,491
2002	$1,491	$14,813	$6,831	$9,473

(6)	INVENTORIES

     Inventories are comprised of the following (in thousands):

	October 31,

	2001	2002

Raw materials	$161,837	$34,025
Work-in-process	75,669	12,658
Finished goods	71,266	48,485

	308,772	95,168
Reserve for excess and obsolescence	(53,804)	(48,145)

	$254,968	$47,023

     The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. As a result of the further decline in capital spending by the Company’s customers and a further decline in forecasted revenues of existing products in fiscal 2002, the Company recorded a provision for excess inventory and purchase commitments of $286.5 million, which included charges of $250.5 million for excess inventory and obsolescence and $36.0 million for excess inventory purchase commitments.

     The following table summarizes the activity in the Company’s reserve for excess and obsolete inventory (in thousands)

	Balance at beginning			Balance at end of
Year ended October 31	of period	Provisions	Deductions	period

2000	$12,445	$15,022	$9,229	$18,238
2001	18,238	68,411	32,845	53,804
2002	$53,804	$250,457	$256,116	$48,145

(7)	EQUIPMENT, FURNITURE AND FIXTURES

     Equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,

	2001	2002

Equipment, furniture and fixtures	$516,433	$380,316
Leasehold improvements	62,017	78,761

	578,450	459,077
Accumulated depreciation and amortization	(249,195)	(266,501)
Construction-in-progress	2,235	4,375

	$331,490	$196,951

(8)	OTHER INTANGIBLE ASSETS

     Other intangible assets are comprised of the following (in thousands):

	2001			2002
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangible	Amortization	Intangible	Intangible	Amortization	Intangible

Developed technology	$47,700	$(3,975)	$43,725	$60,700	$(11,409)	$49,291
Patents and licenses	5,700	(1,551)	4,149	14,155	(1,989)	12,166
Covenants not to compete	—	—	—	2,100	(1,100)	1,000

	$53,400		$47,874	$76,955		$62,457

     The aggregate amortization expense of other intangible assets was $9.0 million, $4.4 million and $0.4 million for fiscal 2002, 2001and 2000, respectively. Expected future amortization of other intangible assets is as follows (in thousands):

Year ended October 31,
2003	$14,439
2004	9,728
2005	9,728
2006	9,728
2007	9,728
Thereafter	9,106

$62,457

(9)	OTHER BALANCE SHEET DETAILS

Other long-term assets (in thousands):

	October 31,

	2001	2002

Maintenance spares inventory, net	$23,074	$27,170
Deferred debt issuance costs	18,925	15,897
Investments in privately held companies	16,052	16,052
Other	15,249	11,477

	$73,300	$70,596

Accrued liabilities (in thousands):

	October 31,

	2001	2002

Warranty and other contractual obligations	$39,846	$45,498
Accrued compensation, payroll related tax and benefits	43,570	37,466
Accrued excess inventory purchase commitments	6,128	1,892
Accrued interest payable	8,363	6,981
Accrued Pirelli settlement	—	11,000
Other	35,177	29,751

	$133,084	$132,588

Deferred revenue (in thousands):

	October 31,

	2001	2002

Products	$23,382	$8,175
Services	6,098	22,657

	29,480	30,832
Less current portion	(29,480)	(15,388)

Long-term deferred revenue	$—	$15,444

(10)	CONVERTIBLE NOTES PAYABLE

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

     On June 21, 2002, CIENA assumed the outstanding ONI 5.00% convertible subordinated notes, in an aggregate principal amount of $300 million, due October 15, 2005. Interest is payable on April 15 and October 15 of each year. The ONI convertible subordinated notes were initially recorded at a value of $218.0 million based upon the present value of the outstanding notes at the time of the acquisition. CIENA is accreting the difference between the present value of the notes at the time of the acquisition and the principal value over the remaining period to October 15, 2005, such that the carrying value of the outstanding notes equals the principal value at the time the notes become due. Accretion of the principal was $8.2 million for the period of June 21, 2002 to October 31, 2002.

     The ONI convertible subordinated notes may be converted into shares of CIENA’s common stock at any time before their maturity. The conversion rate is 7.7525 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. On or after October 16, 2003, CIENA has the option to redeem all or a portion of the notes that have not been previously converted at the following redemption prices (expressed as percentage of principal amount):

Redemption
Period	Price

October 16, 2003	102%
October 15, 2004	101%

     During the fourth quarter of fiscal 2002, CIENA purchased on the open market $97.1 million of the $300 million outstanding ONI convertible subordinated notes. The Company paid $75.2 million for notes with a cumulative accreted book value of $72.5 million, which resulted in a loss on early extinguishment of debt of $2.7 million.

(11)	EARNINGS (LOSS) PER SHARE CALCULATION

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

	October 31,

	2000	2001	2002

Net income (loss)	$81,387	$(1,794,062)	$(1,597,499)

Weighted average shares-basic	281,621	311,815	365,202

Effect of dilutive securities:			—
Employee stock options and warrants	18,041	—	—

Weighted average shares-diluted	299,662	311,815	365,202

Basic EPS	$0.29	$(5.75)	$(4.37)

Diluted EPS	$0.27	$(5.75)	$(4.37)

     Approximately 1.2 million, 16.4 million and 41.5 million options and restricted stock were outstanding during fiscal 2000, 2001 and 2002 respectively, but were not included in the computation of the diluted EPS as the effect would be anti-dilutive.

(12)	STOCKHOLDERS’ EQUITY

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

Public Offerings

     On February 9, 2001, CIENA completed a public offering of 11,000,000 shares of common stock at a price of $83.50 per share less underwriters’ discounts and commissions. Net proceeds from the public offering were approximately $878.5 million, after deducting underwriting discounts, commissions and offering expenses. Pending use of the net proceeds, the Company has invested them in interest bearing, investment grade securities.

Accumulated Comprehensive Income

     The components of accumulated comprehensive income (loss) are as follows (in thousands):

	October 31,

	2001	2002

Net loss	$(1,794,062)	$(1,597,499)
Changes in net unrealized gains on investments	5,804	3,731
Change in accumulated translation adjustments	(59)	267

Total comprehensive income (loss)	$(1,788,317)	$(1,593,501)

(13)	INCOME TAXES

     Income (loss) before income taxes and the provision (benefit) for income taxes consists of the following (in thousands):

	October 31,

	2000	2001	2002

Income (loss) before income taxes	$120,574	$(1,706,729)	$(1,486,764)

Provision (benefit) for income taxes:
Current:
Federal	44,914	77,705	(16,168)
State	4,640	(500)	—
Foreign	250	133	989

Total current	49,804	77,338	(15,179)

Deferred:
Federal	(10,013)	9,595	116,802
State	(604)	400	9,112
Foreign	—	—	—

Total deferred	(10,617)	9,995	125,914

Provision (benefit) for income taxes	$39,187	$87,333	$110,735

     The tax provision (benefit) reconciles to the amount computed by multiplying income before income taxes by the U.S. federal statutory rate of 35% as follows:

	October 31,

	2000	2001	2002

Provision at statutory rate	35.0%	35.0%	35.0%
Non-deductible purchased research and development	—	(0.9)	—
State taxes, net of federal benefit	2.2	—	—
Research and development credit	(5.5)	0.3	0.4
Foreign sales corporation benefit	(0.7)	0.2	—
Non-deductible goodwill and other	1.5	(39.7)	(13.6)
Valuation allowance	—	—	(29.2)

	32.5%	(5.1)%	(7.4)%

The significant components of deferred tax assets and liabilities were as follows (in thousands):

	October 31,

	2001	2002

Deferred tax assets:
Reserves and accrued liabilities	$67,378	$118,817
Depreciation and amortization	—	15,715
NOL and credit carryforward	105,581	616,178
Convertible notes	—	(18,068)
Other	15,250	6,976

Gross deferred tax assets	188,209	739,618
Valuation allowance	(1,348)	(739,618)

Net deferred tax asset	$186,861	$—

Deferred tax liabilities:
Equipment leases	$9,385	$—
Services	25,819	—
Depreciation and other	28,868	—

Deferred long-term tax liabilities	$64,072	$—

     During fiscal 2002, the Company established a valuation allowance against its deferred tax assets. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

     As of October 31, 2002, the Company had a $1.5 billion net operating loss carry forward and a $63.2 million income tax credit carry forward which begin to expire in fiscal year 2020 and 2012 respectively. The Company’s ability to use net operating losses and credit carry forwards may be subject to limitations pursuant to the ownership change rules of the Internal Revenue Code Section 382.

     The income tax provision does not reflect the tax savings resulting from deductions associated with the Company’s stock. Approximately $83.2 million of the valuation allowance as of October 31, 2002 was attributable to deductions associated with the Company’s stock, the benefit of which will be credited to additional paid-in capital when realized. Tax benefits from deductions associated with the Company’s stock of approximately $154.6 million and $71.6 million in fiscal 2000 and fiscal 2001 respectively, were credited directly to additional paid in capital.

     Approximately $252.3 million of the valuation allowance as of October 31, 2002 was attributable to deferred tax assets associated with the acquisition of ONI, that when realized, will first reduce goodwill, then other non-current intangibles of ONI, and then income tax expense.

     The IRS is currently scheduled to examine the Company’s federal income tax returns for fiscal 1999 and fiscal 2000. Management does not expect the outcome of these examinations to have a material adverse affect on the Company’s consolidated financial position, results of operations or cash flow.

(14)	EMPLOYEE BENEFIT PLANS

Stock Incentive Plans

     In August of 1999, the Company approved the 1999 Non-Officer Incentive Stock Plan (the “1999 Plan”). Under the 1999 Plan, as of October 31, 2002, 57,175,278 shares of the Company’s authorized but unissued Common Stock were reserved for options issuable to employees who are not executive officers of the Company. This number will increase on the last day of each fiscal year by 4.2% of the number of issued and outstanding shares of common stock on that date. These options vest to the employee over four years and are exercisable once vested. Options under the 1999 Plan are categorized as non-qualified, and the exercise price for each option shall be established by the Board of Directors provided the price is not less than 85% of fair market value.

     The Company has an Amended and Restated 1994 Stock Option Plan (the “1994 Plan”). Under the 1994 Plan, as of October 31, 2002, 51,805,752 shares of the Company’s authorized but unissued Common Stock were reserved for options issuable to employees. This number increases by 0.75% of the number of issued and outstanding shares of the common stock on the last day of the fiscal years 2003, and 2004. Certain of these options are immediately exercisable upon grant, and both the options and the shares issuable upon exercise of the options generally vest to the employee over a four year period. The Company has the right to repurchase any exercised and non-vested shares at the original purchase price from the employee upon termination of employment. Under the 1994 Plan, options may be incentive stock options or non-qualified options, and the exercise price for each option shall be established by the Board of Directors provided, however, that the exercise price per share shall not be not less than 100% of the fair market value.

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

     As result of the Company’s purchase of ONI, the Company assumed the ONI 1997 Stock Option Plan, the ONI 1998 Stock Option Plan, the ONI 1999 Stock Option Plan and the ONI 2000 Stock Option Plan (“the ONI 2000 Plans”). The ONI 2000 Plan provided for the granting of stock options to employees and consultants of ONI. Options granted under the ONI 2000 Plan were either incentive stock options or non-statutory stock options. Incentive stock options (“ISO”), could be granted only to ONI employees (including officers and directors who were also employees). Non-statutory stock options (“NSO”) could be granted to ONI employees and consultants. The Company has reserved 23,551,823 shares of Common Stock for outstanding options under the plan. Early exercised options are immediately subject to a repurchase right held by the Company which lapse over a maximum period of four years at such times and under such conditions as determined by the Board of Directors.

     As a result of the Company’s purchase of Cyras, the Company assumed the Cyras 1998 Stock Plan Option Plan (“the Cyras 1998 Plan”). The Cyras 1998 Plan provided for the granting of stock options to employees and consultants of Cyras. Options granted under the Cyras 1998 Plan were either incentive stock options or non-statutory stock options. Incentive stock options (“ISO”), could be granted only to Cyras employees (including officers and directors who were also employees). Non-statutory stock options (“NSO”) could be granted to Cyras employees and consultants. The Company has reserved 2,015,783 shares of Common Stock for outstanding options under the plan. Early exercised options are immediately subject to a repurchase right held by the Company which lapse over a maximum period of four years at such times and under such conditions as determined by the Board of Directors.

     As a result of the Company’s merger with Omnia, the Company assumed the Omnia 1997 Stock Option Plan (“the 1997 Plan”). The 1997 Plan provided for the granting of stock options to employees and consultants of Omnia. Options granted under the 1997 Plan were either incentive stock options or non-statutory stock options. Incentive stock options (“ISO”), could be granted only to Omnia employees (including officers and directors who were also employees). Non-statutory stock options (“NSO”) could be granted to Omnia employees and consultants. The Company has reserved 1,519,778 shares of Common Stock for outstanding options under the plan. Early exercised options are immediately subject to a repurchase right held by the Company which lapse over a maximum period of four years at such times and under such conditions as determined by the Board of Directors.

     As a result of the Company’s merger with Lightera, the Company assumed the Lightera 1998 Stock Option Plan (“the 1998 Plan”). The 1998 Plan provided for the granting of stock options to employees and consultants of Lightera. Options granted under the 1998 Plan were either incentive stock options or non-statutory stock options. Incentive stock options (“ISO”), could be granted only to Lightera employees (including officers and directors who were also employees). Non-statutory stock options (“NSO”) could be granted to Lightera employees and consultants. The Company has reserved 5,058,322 shares of Common Stock for outstanding options under the plan. Early exercised options are immediately subject to a repurchase right held by the Company which lapse over a maximum period of five years at such times and under such conditions as determined by the Board of Directors.

     The following table is a summary of the Company’s stock option activity (shares in thousands):

	Shares	Weighted Average
		Exercise Price

Balance at October 31, 1999	30,122	$7.22
Granted and assumed	12,529	98.85
Exercised	(9,383)	4.10
Canceled	(2,547)	17.13

Balance at October 31, 2000	30,721	44.72
Granted and assumed	23,715	41.35
Exercised	(3,987)	6.07
Canceled	(3,517)	54.62

Balance at October 31, 2001	46,932	45.56
Granted and assumed	26,620	12.07
Exercised	(2,118)	2.30
Canceled	(28,959)	56.63

Balance as of October 31, 2002	42,475	$19.20

     At October 31, 2002, approximately 0.9 million shares of Common Stock subject to repurchase by the Company had been issued upon the exercise of options and restricted stock purchase agreements, and 18.1 million of the total outstanding options were vested and not subject to repurchase by the Company upon exercise. As of October 31, 2002, approximately 66.0 million shares are available for issuance under these plans.

     On April 17, 2002, and subsequently amended on April 19 and May 2, 2002, CIENA filed with the U.S. Securities and Exchange Commission a Tender Offer Statement on Schedule TO (the “Schedule TO”), relating to an offer by the Company to exchange options outstanding under the Third Amended and Restated 1994 Stock Option Plan (the “1994 Plan”), the 1999 Non-Officer Stock Option Plan (the “1999 Plan”) and the Cyras Systems, Inc. 1998 Plan (“the Cyras Plan”) held by eligible employees to purchase shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), having an exercise price greater than $12.00 per share (the “Options”) for new options (the “New Options”) to purchase shares of the Common Stock. The New Options exchanged for Options tendered under the 1994 and the 1999 Plan are to be granted under the 1999 Plan, and the New Options exchanged for Options tendered under the Cyras Plan are to be granted under the Cyras Plan, all upon the terms and subject to the conditions described in the Offer to Exchange and the related Letter of Transmittal (the “Letter of Transmittal” and, together with the Offer to Exchange, “Offer”). Except for options that were granted after October 16, 2001, the Company will grant a New Option for one Option Share for every Option for two Option Shares that the Company accepted for exchange, and the number of shares of Common Stock subject to the New Options will be equal to one half of the number of shares of Common Stock subject to the Options that are accepted for exchange. With respect to options that were granted after October 16, 2001, the Company will grant a New Option to purchase the number of shares of Common Stock equal to the number of shares of Common Stock subject to the Options that are accepted for exchange. Employees tendered Options to purchase 15.1 million shares on May 17, 2002. On November 19, 2002, CIENA reissued New Options for approximately 6.4 million shares of stock. The exercise price of the New Options was $4.53.

     The following table summarizes information with respect to stock options outstanding at October 31, 2002 (shares in thousands):

				Vested Options Not Subject to
		Options Outstanding		Repurchase Upon Exercise

		Weighted
		Average
	Number	Remaining	Weighted		Weighted
Range of	Outstanding	Contractual	Average	Number	Average
Exercise	at Oct. 31,	Life	Exercise	at Oct. 31,	Exercise
Price	2002	(Years)	Price	2002	Price

$0.01 -$3.92	6,633	5.54	$.98	5,096	$0.85
$3.93 -$6.97	9,475	9.25	5.48	2,708	6.56
$6.98 -$12.63	6,935	8.42	9.49	2,435	9.51
$12.64 -$16.13	4,227	7.05	15.07	3,021	15.12
$16.14 -$19.88	8,820	8.86	16.54	1,716	16.69
$19.89 -$69.94	4,150	8.12	52.20	2,002	49.54
$69.95 -$149.50	2,235	7.95	118.60	1,153	117.76

$0.01 -$149.50	42,475	8.08	$19.20	18,131	$19.55

Employee Stock Purchase Plan

     In March 1998, the shareholders approved the Corporation’s 1998 Stock Purchase Plan (“the Purchase Plan”) under which 5.0 million shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of the Company’s stock at 85% of the market value at certain plan-defined dates. Approximately 1,927,000, 424,000, and 693,000 shares of common stock have been issued for $10.0 million, $7.8 million, and $5.8 million during fiscal 2002, 2001 and 2000, respectively. As of October 31, 2002 approximately 1.3 million shares are available for issuance under this plan.

Pro Forma Stock-Based Compensation

     Had compensation cost for the Company’s stock option plans and the Purchase Plan been determined based on the fair value at the grant date for awards in fiscal years 2000, 2001 and 2002 consistent with the provisions of SFAS No. 123, the Company’s net income and net income per share for fiscal 2000 would have been decreased and the net loss and the net loss per share for fiscal 2001 would have been increased to the pro forma amounts indicated below (in thousands, except per share):

	October 31,

	2000	2001	2002

Net income (loss) applicable to common stockholders – as reported	$81,387	$(1,794,062)	$(1,597,499)

Net loss applicable to common stockholders – pro forma	$(26,244)	$(2,118,722)	$(1,557,431)

Basic net income (loss) per share – as reported	$0.29	$(5.75)	$(4.37)

Basic net loss per share – pro forma	$(0.09)	$(6.79)	$(4.26)

Diluted net loss per share – as reported	$0.27	$(5.75)	$(4.37)

Diluted net loss per share – pro forma	$(0.09)	$(6.79)	$(4.26)

     The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

     The weighted average fair value of each option granted under the various stock option plans for 2000, 2001 and 2002 is $64.99, $27.92 and $4.88 respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions for fiscal years 2000, 2001 and 2002:

	Employee Stock Option Plans			Employee Stock Purchase Plan

	October 31,			October 31,

	2000	2001	2002	2000	2001	2002

Expected volatility	106%	131%	92%	106%	131%	92%
Risk-free interest rate	6.1%	3.6%	2.6%	6.1%	3.6%	1.3%
Expected life (years)	2.7	2.6	4.5	0.5	0.5	0.5
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

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

Employee 401(k) Plan

     The Company has a 401(k) defined contribution profit sharing plan. The plan covers all full-time employees who are not covered by a collective bargaining agreement where retirement benefits are subject to good faith bargaining. Participants may contribute up to 60% of pre-tax compensation, subject to certain limitations. The Company may make discretionary annual profit sharing contributions of up to the lesser of $30,000 or 25% of each participant’s compensation. The Company has made no profit sharing contributions to date. The plan also includes an employer matching contribution equal to 100% of the first 3% of participating employee contributions each pay period, with a five year vesting plan applicable to the Company’s contribution with the exception that participants vest immediately upon turning age fifty-five. Employees that involuntarily separated from CIENA due to a reduction in force were also 100% vested in the employer match. During fiscal 2000, 2001 and 2002 the Company made matching contributions of approximately $2.3 million, $3.7 million and $4.1 million respectively

(15)	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

     The Company has certain minimum obligations under non-cancelable operating leases expiring on various dates through 2019 for equipment and facilities. Future annual minimum rental commitments under non-cancelable operating leases at October 31, 2002 are as follows (in thousands):

Year ended October 31,
2003	$35,042
2004	36,248
2005	36,066
2006	34,511
2007	28,246
Thereafter	108,702

$278,815

     Rental expense for fiscal 2000, 2001 and 2002 was approximately $13.7 million, $19.5 million and $24.7 million, respectively. In addition the Company paid approximately $0.0, $0.0 and $7.2 million related to rent costs for restructured facilities and unfavorable lease commitments, respectively, which was offset against the Company’s restructuring liabilities and unfavorable lease obligations, respectively.

Purchase Commitments with contract Manufacturers and Suppliers

     The Company relies on a small number of contract manufacturers to perform the majority of the manufacturing operations for its products. In order to reduce lead times and ensure adequate component supply, the Company enters into agreements with these suppliers which allows them to procure inventory for the Company’s forecasted future demands. As of October 31, 2002, the Company has purchase commitments of $35.6 million.

Litigation

     On October 3, 2000, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into CIENA’s products infringe U.S. Patent No. 4,859,016. The complaint seeks injunctive relief, royalties and damages. CIENA has still not been served in the case. CIENA is currently engaged in discussions with the plaintiff regarding settlement of the matter. CIENA is unable to determine whether the litigation or any settlement CIENA may reach will have an adverse effect on us.

     On July 19, 2000, CIENA and CIENA Properties, Inc., a wholly owned subsidiary of CIENA, filed a complaint in the United States District Court for the District of Delaware requesting damages and injunctive relief against Corvis Corporation. The complaint charges Corvis Corporation with infringing three patents relating to CIENA’s optical networking communication systems and technology. On September 8, 2000, Corvis filed an Answer and Counterclaim alleging invalidity, non-infringement and unenforceability of the asserted patents, and tortious interference with prospective economic advantage. On February 7, 2001, CIENA and CIENA Properties, Inc. filed an amendment to the complaint to add two additional patents relating to CIENA’s optical networking communications systems and technology. On March 19, 2001, Corvis filed an Answer and Counterclaim to the amended complaint alleging invalidity, non-infringement and unenforceability of the newly asserted patents. The discovery phase of the litigation is now completed. The court has postponed the trial, originally scheduled to begin on April 1, 2002. CIENA anticipates that it will now take place in February 2003. CIENA believes that Corvis’ counterclaims are without merit, and intends to defend itself vigorously.

     On August 19, 2002, Pirelli S.p.A. and certain of its affiliates (“Pirelli”) filed a complaint against us in the United States District Court for the District of Delaware alleging that CIENA was in breach of the Company’s obligation to pay royalties under a license agreement that was part of the resolution of an earlier series of disputes between us and Pirelli. CIENA has reached an agreement with Pirelli to resolve the lawsuit. Under the terms of the settlement, CIENA will pay Pirelli $11.0 million, and Pirelli will forego claims to all other royalties, past or future.

     Upon acquiring ONI Systems, CIENA became the defendant in a lawsuit originally brought on March 10, 2000, against ONI by Nortel Networks in the United States District Court for the Northern District of California. The suit alleges that ONI Systems’ products infringe a patent held by Nortel Networks, and sets forth allegations of misappropriation of trade secrets, unlawful business practices and common law unfair competition. Nortel Networks is seeking preliminary and permanent injunctions and damages in connection with its claims. If it were to obtain an injunction preventing the sale of the allegedly infringing products, CIENA could lose revenue or be required to incur expenses to modify the products to avoid infringement. CIENA could also be ordered to pay damages, which could be substantial. CIENA believes, however, that we have valid defenses to the claims, and CIENA intends to continue to defend the lawsuit vigorously. Trial in the case is currently scheduled for January 2003.

     In addition, on November 27, 2002, Nortel Networks filed a complaint in the United States District Court for the Eastern District of Texas alleging that additional CIENA products infringe patents held by Nortel Networks. The complaint seeks injunctive relief, royalties and damages. CIENA has still not been served in the case. CIENA believes CIENA has good defenses to the complaint, and if Nortel prosecutes it, CIENA intends to defend the action vigorously. If Nortel Networks were to prevail, however, there is a possibility that CIENA may have to negotiate a license agreement, pay substantial royalties or modify the Company’s products to avoid infringement.

     As a result of the merger with ONI, CIENA also became a defendant in two substantially identical purported class actions on behalf of ONI security holders originally brought against ONI and members of its board of directors. The complaints allege that the director defendants breached their fiduciary duties to ONI in approving the merger with

CIENA and seek declaratory, injunctive and other relief permitted by equity. The plaintiffs failed to obtain an injunction against completion of the merger. CIENA believes that these lawsuits are without merit and will continue to defend them vigorously. The first of these cases was filed on February 20, 2002, in the Superior Court of the State of California, County of San Mateo, and is encaptioned K.W. Sams, On Behalf of Himself and All Others Similarly Situated v. ONI Systems Corporation, et al. The second case was brought on March 19, 2002, in the Superior Court of the State of California, County of Santa Clara, and is encaptioned Steven Myeary, On Behalf of Himself and All Others Similarly Situated v. ONI Systems Corporation.

     As a result of the merger with ONI, CIENA also became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of the Company’s common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. CIENA intends to defend these actions vigorously.

     On May 3, 2002, a shareholder derivative complaint alleging violations of California state law was filed in the Superior Court of the State of California, County of Santa Clara against ONI. As a result of the merger with ONI CIENA has also become a defendant in the lawsuit. The complaint names Hugh Martin; the other members of the ONI’s board of directors; Terrence J. Schmid, ONI’s former chief financial officer and vice president, finance and administration; and certain underwriters of ONI’s initial public offering as defendants. The complaint alleges that the defendants breached their fiduciary duties, acted negligently and were unjustly enriched in determining the offering price of ONI Systems common stock in ONI’s initial public offering. No specific amount of damages has been claimed. The complaint is encaptioned Sabrina J. Kurzman and Michael J. Kurzman, Derivatively on Behalf of ONI Systems Corp. v. Hugh C. Martin. In September 2002, CIENA filed a motion to dismiss the complaint. The Company’s motion to dismiss was granted by the court on November 6, 2002. On December 2, 2002, the plaintiffs filed a notice of appeal from the court’s order.

(16)	SEGMENT REPORTING

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

     CIENA’s geographic distribution of revenues are the following (in thousands):

	Fiscal Years

	2000	%	2001	%	2002	%

Domestic	$575,624	67.0	$1,220,742	76.1	$232,524	64.4
International	283,126	33.0	382,487	23.9	128,631	35.6

Total	$858,750	100.0	$1,603,229	100.0	$361,155	100.0

     CIENA’s revenues derived from products and services are the following (in thousands):

	Fiscal Years

	2000	%	2001	%	2002	%

Products	$778,766	90.7	$1,518,833	94.7	$304,155	84.2
Services	79,984	9.3	84,396	5.3	57,000	15.8

Total	$858,750	100.0	$1,603,229	100.0	$361,155	100.0

     Historically, CIENA has relied upon on a limited number of customers for a majority of the Company’s revenues. During the following fiscal years customers who each accounted for at least 10% of CIENA’s revenues during the respective periods are as follows (in thousands):

	Fiscal Years

	2000	%*	2001	%*	2002	%*

Sprint	$180,744	21.0	$463,078	28.9	$58,739	16.3
Qwest	206,977	24.1	347,083	21.6	n/a	—
GTS Network	135,439	15.8	n/a	—	n/a	—
AT&T	n/a	—	n/a	—	74,111	20.5

Total	$523,160	60.9	$810,161	50.5	$132,850	36.8

* - denotes % of total revenue
n/a —denotes revenues recognized less than 10% for the period.

(17)	SUBSEQUENT EVENTS

     On December 12, 2002, CIENA filed with the U.S. Securities and Exchange Commission a Tender Offer Statement on Schedule TO (the “Schedule TO”), relating to an offer by CIENA to purchase the remaining outstanding $202.9 million ONI 5.0% convertible subordinated notes. CIENA’s purpose in seeking to repurchase the notes is to reduce its annual interest expense and eliminate the need to repay or refinance the debt at maturity in 2005. The tender offer is not contingent on financing. The notes are convertible into CIENA common stock at a conversion rate of approximately 7.7525 shares per $1,000 principal amount held, subject to adjustment. The purchase price for the notes will be $860 in cash per $1,000 principal amount, plus accrued and unpaid interest up to but not including, the date of payment. If CIENA succeeds in purchasing all of the outstanding ONI notes at $860 in cash per $1,000 principal amount, plus accrued and unpaid interest, CIENA will record a loss of $18.7 million related to the extinguishment of the ONI convertible subordinated notes. The loss is due to the fact that the accreted value of the note is less than the purchase price. CIENA will use the Company’s cash and cash equivalents, and short-term investment to fund the note purchase.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information relating to the directors and executive officers of the Company is set forth in Part I of this report under the caption Item 1. Business- “Directors, and Executive Officers” and is incorporated by reference herein.

Item 11. Executive Compensation

     The information is incorporated herein by reference to the Company’s definitive 2003 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information is incorporated herein by reference to the Company’s definitive 2003 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     The information is incorporated herein by reference to the Company’s definitive 2003 Proxy Statement.

PART IV

Item 14. Controls and Procedures

a)	Evaluation of disclosure controls and procedures. The Chief Executive Officer and the Chief Financial Officer have reviewed CIENA’s disclosure controls and procedures as of a date within the 90-day period prior to the filing of this annual report (the “Evaluation Date”). Based on that review, they have concluded that, as of the Evaluation Date, these controls and procedures were, in design and operation, effective to assure that the information required to be included in this report has been properly collected, processed, and timely communicated to those responsible in order that it may be included in this report.

b)	Changes in internal controls. Subsequent to the Evaluation Date, there have been no significant changes, including corrective actions, in CIENA’s internal controls or in other factors that could significantly affect the disclosure controls and procedures.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	The information required by this item is included in Item 8 of Part II of this Form 10-K.

	2.	The information required by this item is included in Item 8 of Part II of this Form 10-K.

	3.	Exhibits: See Index to Exhibits on page 70. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

(b)	Reports on Form 8-K: Form 8-K (item 9 reported) filed on August 22, 2002.

Separately, the Chief Executive Officer and the Chief Financial Officer submitted certifications to the SEC required by section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Linthicum, County of Anne Arundel, State of Maryland, on the 12th day of December 2002.

CIENA CORPORATION

By: /s/ Gary B. Smith Gary B. Smith President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Patrick H. Nettles, Ph.D. Patrick H. Nettles, Ph.D.	Executive Chairman of the Board of Directors	December 12, 2002

/s/ Gary B. Smith Gary B. Smith (Principal Executive Officer)	President, Chief Executive Officer and Director	December 12, 2002

/s/ Joseph R. Chinnici Joseph R. Chinnici (Principal Financial Officer)	Sr. Vice President, Finance and Chief Financial Officer	December 12, 2002

/s/ Andrew C. Petrik Andrew C. Petrik (Principal Accounting Officer)	Vice President, Controller and Treasurer	December 12, 2002

/s/ Stephen P. Bradley Stephen P. Bradley	Director	December 12, 2002

/s/ Harvey B. Cash Harvey B. Cash	Director	December 12, 2002

/s/ Don H. Davis, Jr. Don H. Davis, Jr.	Director	December 12, 2002

/s/ John R. Dillon John R. Dillon	Director	December 12, 2002

/s/ Lawton W. Fitt Lawton W. Fitt	Director	December 12, 2002

/s/ Judith M. O’Brien Judith M. O’Brien	Director	December 12, 2002

/s/ Gerald H. Taylor Gerald H. Taylor	Director	December 12, 2002

CERTIFICATIONS

I, Gary B. Smith, certify that:

1.     I have reviewed this annual report on Form 10-K of CIENA Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002

/s/ Gary B. Smith
Gary B. Smith
President and Chief Executive Officer

I, Joseph R. Chinnici, certify that:

1.     I have reviewed this annual report on Form 10-K of CIENA Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002

/s/ Joseph R. Chinnici
Joseph R. Chinnici
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1 (1)	Certificate of Amendment to Third Restated Certificate of Incorporation
3.2 (1)	Third Restated Certificate of Incorporation
3.3 (1)	Amended and Restated Bylaws
3.5 (10)	Certificate of Amendment to Third Restated Certificate of Incorporation dated March 23, 1998
3.6 (10)	Certificate of Amendment to Third Restated Certificate of Incorporation dated March 16, 2000
3.7 (13)	Certificate of Amendment to Third Restated Certificate of Incorporation dated March 13, 2001
4.1 (1)	Specimen Stock Certificate
4.2 (3)	Rights Agreement dated December 29, 1997
4.3 (17)	Amendment to Rights Agreement
4.4 (11)	Amendment No. 2 to Rights Agreement dated September 13, 1998
4.5 (4)	Amendment No. 3 to Rights Agreement dated October 19, 1998
4.6 (12)	Indenture dated February 9, 2001 between CIENA Corporation and First Union National Bank for 3.75% convertible notes due February 1, 2008
4.11(18)	Indenture dated October 27, 2000 between ONI Systems Corp. and State Street Bank and Trust Company for 5% convertible subordinated notes due October 15, 2005
4.12	First Supplemental Indenture dated June 21, 2002 to the Indenture dated October 27, 2000 between ONI Systems Corp. and State Street Bank and Trust Company for 5% convertible subordinated notes due October 15, 2005 (filed herewith)
10.1 (1)	Form of Indemnification Agreement for Directors and Officers
10.2 (14)	Amended and Restated 1994 Stock Option Plan
10.3 (1)	Form of Employee Stock Option Agreements
10.4 (1)	1996 Outside Directors Stock Option Plan
10.5 (1)	Forms of 1996 Outside Directors Stock Option Agreement
10.13 (1)	Employment Agreement dated April 9, 1994 between the Company and Patrick Nettles
10.18 (5)	Form of Transfer of Control/Severance Agreement
10.19 (6)	Lightera 1998 Stock Option Plan and Form of Stock Option Agreement
10.20 (7)	Omnia Communications, Inc. 1997 stock plan and form of agreements
10.21 (9)	Employment Agreement dated August 18, 1999 between the Company and Gary B. Smith
10.22 (9)	1999 Non-Officer Stock Option Plan and Form of Stock Option Agreement
10.24 (13)	Cyras Systems, Inc. 1998 Stock Plan as amended and form of Stock Option Agreement
10.25 (15)	Amendment Number 1 to the 1999 Non-Officer Stock Option Plan
10.26 (16)	Form of Amendment 1 Transfer of Control/Severance Agreement for named executive officers (other than Gary B. Smith)
10.27 (16)	Transfer of Control/Severance Agreement between CIENA Corporation and Gary B. Smith
10.28 (19)	ONI Systems Corp. 1997 Stock Plan
10.29 (19)	ONI Systems Corp. 1998 Equity Incentive Plan
10.30 (19)	ONI Systems Corp. 1999 Equity Incentive Plan
10.31 (20)	ONI Systems Corp. 2000 Equity Incentive Plan
10.32 (20)	ONI Systems Corp. 2000 Employee Stock Purchase Plan
10.33	Severance Agreement between CIENA Corporation and Michael O. McCarthy (filed herewith)
21	Subsidiaries of registrant (filed herewith)
23.1	Consent of Independent Accountants (filed herewith)

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (333-17729).

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (333-28525).

(3)	Incorporated by reference from the Company’s Form 8-K filed December 29, 1997.

(4)	Incorporated by reference from the Company’s Form 8-K filed October 19, 1998.

(5)	Incorporated by reference from the Company’s Form 10-K filed December 10, 1998.

(6)	Incorporated by reference from the Company’s Form 10-Q filed May 21, 1999.

(7)	Incorporated by reference from the Company’s Form 10-Q filed August 19, 1999.

(8)	Confidential treatment has been granted by the Securities and Exchange Commission with respect to certain portions of these exhibits.

(9)	Incorporated by reference from the Company’s Form 10-K filed December 10, 1999.

(10)	Incorporated by reference from the Company’s Form 10-Q filed May 18, 2000.

(11)	Incorporated by reference from the Company’s Form 8-K filed September 14, 1998.

(12)	Incorporated by reference from the Company’s Form 10-Q filed February 15, 2001.

(13)	Incorporated by reference from the Company’s Form 10-Q filed May 17, 2001.

(14)	Incorporated by reference from the Company’s Form S-8 filed October 30,2001.

(15)	Incorporated by reference from the Company’s Form 10-K filed December 13, 2001.

(16)	Incorporated by reference from the Company’s Form 10-Q filed February 21, 2002.

(17)	Incorporated by reference from the Company’s Form 8-K filed June 3, 1998.

(18)	Incorporated by reference from ONI Systems Corp.’s Form 10-Q filed November 14, 2000.

(19)	Incorporated by reference from ONI Systems Corp.’s Form S-1 filed March 10, 2000 (333-32104).

(20)	Incorporated by reference from ONI Systems Corp.’s Form S-1/A filed April 26, 2000 (333-32104).