Form 10-Q
period 2003-01-31
CIENA CORP
filed 2003-02-20
CIK 936395

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from..................to.........................

Commission file number: 0-21969

CIENA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2725311 (I.R.S. Employer Identification No.)

1201 Winterson Road, Linthicum, MD (Address of Principal Executive Offices)	21090 (Zip Code)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [   ] NO [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 18, 2003

Common stock, $.01 par value	433,479,239

CIENA CORPORATION

INDEX

FORM 10-Q

Item 1. Financial Statements

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share and per share data)
(unaudited)

	Quarter ended January 31,

	2002	2003

Revenue	$162,156	$70,474
Provision (benefit) for excess and obsolete inventory costs	20,414	(2,657)
Cost of goods sold	119,273	56,866

Gross profit	22,469	16,265

Operating expenses:
Research and development (exclusive of $3,951 and $3,798 deferred stock compensation)	64,756	53,734
Selling and marketing (exclusive of $956 and $759 deferred stock compensation)	37,600	26,605
General and administrative (exclusive of $227 and $374 deferred stock compensation)	13,655	12,206
Deferred stock compensation costs	5,134	4,931
Amortization of intangible assets (exclusive of $0 and $381 included in cost of goods sold related to certain technology licenses)	1,813	3,554
Nortel settlement costs	—	2,500
Restructuring costs	6,828	—

Total operating expenses	129,786	103,530

Loss from operations	(107,317)	(87,265)
Interest and other income (expense), net	16,172	13,301
Interest expense	(10,505)	(12,203)
Loss on equity investments, net	(5,306)	(10)
Loss on extinguishment of debt	—	(20,606)

Loss before income taxes	(106,956)	(106,783)
Provision (benefit) for income taxes	(36,365)	359

Net loss	$(70,591)	$(107,142)

Basic net loss per common share	$(0.22)	$(0.25)

Diluted net loss per common share and dilutive potential common share	$(0.22)	$(0.25)

Weighted average basic common shares outstanding	327,620	432,572

Weighted average basic common and dilutive potential common shares outstanding	327,620	432,572

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 31,	January 31,

	2002	2003 (unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$377,189	$305,053
Short-term investments	1,130,414	983,458
Accounts receivable, net	28,680	23,485
Inventories, net	47,023	40,024
Prepaid expenses and other	54,351	43,332

Total current assets	1,637,657	1,395,352
Long-term investments	570,861	607,464
Equipment, furniture and fixtures, net	196,951	177,224
Goodwill	212,500	212,500
Other intangible assets, net	62,457	81,022
Other long-term assets	70,596	69,504

Total assets	$2,751,022	$2,543,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,841	$42,368
Accrued liabilities	132,588	145,596
Restructuring liabilities	27,423	20,753
Unfavorable lease commitments	7,630	7,973
Income taxes payable	—	3,479
Deferred revenue	15,388	20,307
Other current obligations	948	—

Total current liabilities	223,818	240,476
Long-term deferred revenue	15,444	14,512
Long-term restructuring liabilities	65,742	60,101
Long-term unfavorable lease commitments	70,124	68,027
Other long-term obligations	5,009	5,223
Convertible notes payable	843,616	727,532

Total liabilities	1,223,753	1,115,871

Commitments and contingencies
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 980,000,000 shares authorized; 432,842,481 and 433,455,009 shares issued and outstanding	4,328	4,335
Additional paid-in capital	4,658,882	4,664,350
Notes receivable from stockholders	(3,866)	(2,656)
Accumulated other comprehensive income	8,840	9,223
Accumulated deficit	(3,140,915)	(3,248,057)

	1,527,269	1,427,195

Total liabilities and stockholders’ equity	$2,751,022	$2,543,066

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended January 31,

	2002	2003

Cash flows from operating activities:
Net loss	$(70,591)	$(107,142)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash loss on equity investments, net	3,321	10
Non-cash portion of restructuring charges and related asset	—	4,167
Early extinguishment of debt	—	20,606
Accretion of notes payable	2,650	3,537
Non-cash charge for retirement of asset	—	52
Effect of accumulated other comprehensive income (loss)	930	(403)
Depreciation and amortization	32,363	22,107
Amortization of intangibles, deferred stock compensation and debt issuance costs	7,703	9,622
Provision (benefit) for inventory excess and obsolescence	20,414	(2,657)
Provision for warranty and other contractual obligations	5,526	1,332
Changes in assets and liabilities:
Accounts receivable	243,315	5,195
Prepaid expenses and other	9,541	(11,156)
Inventories	(15,637)	9,656
Deferred income tax asset	(33,869)	—
Accounts payable and accrued liabilities	(32,531)	(698)
Income taxes payable	(250)	3,479
Deferred income tax liability	(5,754)	—
Deferred revenue and other obligations	9,939	3,987

Net cash provided by (used in) operating activities	177,070	(38,306)

Cash flows from investing activities:
Additions to equipment, furniture and fixtures	(29,531)	(5,813)
Maturities of available for sale securities	223,894	283,398
Purchases of available for sale securities	(300,255)	(173,045)

Net cash (used in) provided by investing activities	(105,892)	104,540

Cash flows from financing activities:
Net repayment of other obligations	(313)	(914)
Net repurchase of convertible subordinated notes payable	—	(139,211)
Proceeds from issuance of common stock	2,995	545
Repayment of notes receivable from stockholders	783	1,210

Net cash provided by (used in) financing activities	3,465	(138,370)

Net increase (decrease) in cash and cash equivalents	74,643	(72,136)
Cash and cash equivalents at beginning of period	397,890	377,189

Cash and cash equivalents at end of period	$472,533	$305,053

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)  SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

     The interim financial statements included herein for CIENA Corporation (the “Company” or “CIENA”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial position of the Company at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the Company’s October 31, 2002 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2002.

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements requires CIENA to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, CIENA re-evaluates its estimates, including those related to bad debts, inventories, investments, intangible assets, goodwill, income taxes, warranty obligations, restructuring, and contingencies and litigation. CIENA bases its estimates on historical experience and on various other assumptions that CIENA believes to be reasonable under the circumstances. Among other things, these estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. CIENA believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

     CIENA recognizes product revenue in accordance with the shipping terms specified and where collection is reasonably assured. For transactions where CIENA has yet to obtain customer acceptance, revenue is deferred until the terms of acceptance are satisfied. Revenue for installation services is recognized as the services are performed unless the terms of the supply contract combine product acceptance with installation. Revenues from installation services are recognized when the terms of acceptance are satisfied and installation is completed. Revenues from installation service fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets. For transactions involving the sale of software, revenue is recognized in accordance with Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition”, including deferral of revenue recognition in instances where vendor specific objective evidence for undelivered elements is not determinable. For distributor sales where risks of ownership have not transferred, CIENA recognizes revenue when the product is shipped through to the end user.

Allowances for Doubtful Accounts

     CIENA maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of CIENA’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of January 31, 2003, CIENA’s accounts receivable balance, net of allowances for doubtful accounts of $9.7 million, was $23.5 million, which included four customers who accounted for 18.0%, 17.0%, 16.3% and 12.2% of the net trade accounts receivable.

Warranties

     CIENA provides for the estimated cost of product warranties at the time revenue is recognized. CIENA engages in extensive product quality programs and processes including actively monitoring and evaluating the quality of its component suppliers and third party contractors. CIENA’s warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from CIENA’s estimates, a revision to the estimated warranty liability would be required.

Reserve for Inventory Obsolescence

     CIENA writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. As a result of the further decline in capital spending by CIENA’s customers and a further decline in forecasted revenues of existing products, CIENA recorded provisions for inventory, including purchase commitments, of $286.5 million during fiscal 2002. During the first quarter of fiscal 2003, CIENA recorded a benefit for inventory reserves of $2.7 million, primarily related to the realization of sales from previously reserved excess inventory. If actual market conditions differ from those CIENA has projected, CIENA may be required to take additional inventory write-downs or to record benefits.

Restructuring

     As part of its restructuring costs, CIENA provides for the estimated cost of the net lease expense for facilities that are no longer being utilized. The provision is equal to the future minimum lease payments under contractual obligations offset by estimated future sublease payments. As of the end of the first quarter of fiscal 2003, CIENA’s accrued restructuring liability related to net lease expense and other related charges was $79.8 million. If actual market conditions are less favorable than those CIENA has projected, CIENA may be required to recognize additional restructuring costs associated with these facilities.

Minority Investments

     CIENA holds minority interests in several companies having operations or technology in areas within its strategic focus. As of January 31, 2003, $16.0 million of these investments are included in other long-term assets. CIENA records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. During the first quarter of fiscal 2003, no material impairment charges were recorded. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Impairment of Goodwill

     Effective November 1, 2001, CIENA adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and ceased to amortize goodwill. As of January 31, 2003, CIENA’s assets include $212.5 million related to goodwill. SFAS 142 requires that CIENA ceases to amortize goodwill and tests it for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of CIENA below its earnings amount. CIENA performed the required annual impairment assessment of goodwill balances in accordance with the provisions of SFAS 142 during the fourth quarter of fiscal 2002 which resulted in a goodwill impairment charge of $557.3 million. Since no event occurred or circumstances changed during CIENA’s first quarter of fiscal 2003 that would, more likely than not, reduce the fair value of CIENA below its earnings amount, no impairment was recorded in the first quarter of fiscal 2003. If actual market conditions are less favorable than those CIENA projected, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of CIENA below its earnings amount, CIENA may be required to recognize additional goodwill impairment charges.

Deferred Tax Valuation Allowance

     As of January 31, 2003, CIENA has recorded a valuation allowance of $778.2 million against the gross deferred tax assets of $778.2 million. CIENA calculated the valuation allowance in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Positive evidence, such as operating results during the most recent three-year period, is given more weight when due to the current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred assets will be achieved. CIENA’s results over the most recent three-year period were heavily affected by CIENA’s recent deliberate and planned business restructuring activities. CIENA’s cumulative loss in the most recent three-year period represents sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. CIENA intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

Accounting for Stock Options

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”. SFAS 123 allows companies to account for stock-based compensation either under the new provisions of SFAS 123 or using the intrinsic value method provided by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002.

     The Company has elected to continue to account for its stock based compensation in accordance with the provisions of APB 25 as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25”, (“FIN 44”) and present the pro forma disclosures required by SFAS 123 as amended by SFAS 148. See Note 12.

Newly Issued Accounting Standards

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The company believes that the adoption of this standard will have no material impact on its financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The company believes that the adoption of this standard will have no material impact on its financial statements.

Reclassification

     Certain prior year amounts have been reclassified to conform to current year consolidated financial statement presentation.

(2)  RESTRUCTURING COSTS

     The following table displays the activity and balances of the restructuring reserve account for the period ended January 31, 2003 (in thousands):

			Liabilities recorded
			in connection with
	Workforce	Consolidation of	purchase
	reduction	excess facilities	combination	Total

Initial reserve recorded	$—	$15,439 (a)	$—	$15,439
Non-cash charges	—	—	—	—
Cash payments	—	—	—	—

Balance at October 31, 2001	—	15,439	—	15,439
Additional reserve recorded	32,929 (b)	192,500 (b)	3,792 (c)	229,221
Non-cash charges	(893)	(113,596)	—	(114,489)
Cash payments	(26,837)	(6,498)	(3,671)	(37,006)

Balance at October 31, 2002	5,199	87,845	121	93,165
Additional reserve recorded	—	—	—	—
Non-cash charges	—	(4,167)	—	(4,167)
Cash payments	(4,177)	(3,846)	(121)	(8,144)

Balance at January 31, 2003	$1,022	$79,832	$—	$80,854

Current restructuring liabilities	$1,022	$19,731	$—	$20,753

Non-current restructuring liabilities	$—	$60,101	$—	$60,101

(a)	During the fiscal year ended October 31, 2001, the Company recorded a restructuring charge of $15.4 million relating to consolidation of excess facilities. The consolidation of excess facilities included the closure of certain manufacturing warehouse facilities and the consolidation of certain operational centers related to business activities that were restructured. The charge included $7.0 million primarily related to lease terminations and non-cancelable lease costs and also included an $8.4 million write-down related to property and equipment consisting primarily of leasehold improvements and production equipment.

(b)	On November 12, 2001, the Company announced a workforce reduction of approximately 380 employees concentrated in manufacturing operations staff. The Company recorded a restructuring charge of $6.8 million associated with this action in the first quarter of fiscal 2002.

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

As a result of the CIENA and ONI integration and restructuring activities, CIENA recorded a charge of $11.0 million during the quarter ended July 31, 2002 associated with workforce reductions of approximately 66 employees, lease terminations, non-cancelable lease costs and the write-down of certain property, equipment and leasehold improvements. Also during the quarter ended July 31, 2002, the Company recorded an additional restructuring charge of approximately $7.6 million to increase the estimated cost of the net lease expense for previously restructured facilities.

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

(c)	During the third quarter of fiscal 2002, CIENA and ONI reduced their combined workforce by approximately 283 employees. Approximately $3.8 million of costs associated with the ONI workforce reduction qualify for treatment under EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Combination” and were recorded as an element of the acquisition.

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

(3)  MARKETABLE DEBT AND EQUITY SECURITIES

     Cash, short-term and long-term investments are comprised of the following (in thousands):

	January 31, 2003

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value

Corporate bonds	$487,883	$2,354	$—	$490,237
Asset backed obligations	237,794	1,249	—	239,043
Municipal bonds	15,638	88	—	15,726
Commercial paper	81,805	146	—	81,951
US government obligations	757,957	6,008	—	763,965
Money market funds	305,053	—	—	305,053

	$1,886,130	$9,845	$—	$1,895,975

Included in cash and cash equivalents	$305,053	$—	$—	$305,053
Included in short-term investments	979,338	4,120	—	983,458
Included in long-term investments	601,739	5,725	—	607,464

	$1,886,130	$9,845	$—	$1,895,975

	October 31, 2002

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Loses	Value

Corporate bonds	$669,699	$2,639	$521	$671,817
Asset-backed obligations	109,755	625	—	110,380
Municipal bonds	20,745	92	—	20,837
Commercial paper	98,215	119	—	98,334
US obligations	793,327	6,580	—	799,907
Money market funds	377,189	—	—	377,189

	$2,068,930	$10,055	$521	$2,078,464

Included in cash and cash equivalents	$377,189	$—	$—	$377,189
Included in short-term investments	1,126,733	4,202	521	1,130,414
Included in long-term investments	565,008	5,853	—	570,861

	$2,068,930	$10,055	$521	$2,078,464

The following table summarizes maturities of debt investments (including restricted investments) at January 31, 2003 (in thousands):

		Estimated Fair
	Amortized Cost	Value

Less than one year	$979,338	$983,458
Due in 1-2 years	601,739	607,464
Due in 2-5 years	—	—

	$1,581,077	$1,590,922

(4)  ACCOUNTS RECEIVABLE

     As of January 31, 2003, the trade accounts receivable included four customers which accounted for 18.0%, 17.0%, 16.3% and 12.2% of the trade accounts receivable. As of October 31, 2002, the trade accounts receivable included three customers which accounted for 19.3%, 15.0%, and 12.8% of the trade accounts receivable.

     CIENA performs ongoing credit evaluations of its customers and generally has not required collateral or other forms of security from its customers. CIENA maintains an allowance for potential losses on a specific identification basis. CIENA’s allowance for doubtful accounts as of January 31, 2003 and October 31, 2002 was $9.7 million and $9.5 million, respectively.

(5)  INVENTORIES

     Inventories are comprised of the following (in thousands):

	October 31,	January 31,
	2002	2003

Raw materials	$34,025	$25,100
Work-in-process	12,658	11,451
Finished goods	48,485	40,100

Gross inventories	95,168	76,651
Reserve for excess and obsolescence	(48,145)	(36,627)

Net inventories	$47,023	$40,024

     The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the first quarter of fiscal 2003, CIENA recorded a benefit for inventory reserves of $2.7 million primarily related to the realization of sales from previously reserved excess inventory. The following is a summary of the change in the reserve for excess inventory and obsolete inventory during the three months ended January 31, 2003 (in thousands):

Inventory Reserve

Reserve balance as of Oct. 31, 2002	$48,145
Provisions (benefit) for excess inventory	(2,657)
Actual inventory scrapped	(8,861)

Reserve balance as of Jan. 31, 2003	$36,627

     As a result of the further decline in capital spending by the Company’s customers and a further decline in forecasted revenues of existing products during the first quarter of fiscal 2002, the Company recorded a provision for excess inventory and obsolescence of $20.4 million. The following is a summary of the change in the reserve for excess inventory and obsolete inventory during the three months ended January 31, 2002 (in thousands):

Inventory Reserve

Reserve balance as of Oct. 31, 2001	$53,804
Provisions (benefit) for excess inventory	20,414
Actual inventory scrapped	(14,263)

Reserve balance as of Jan. 31, 2002	$59,955

(6)  EQUIPMENT, FURNITURE AND FIXTURES

     Equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,	January 31,
	2002	2003

Equipment, furniture and fixtures	$380,316	$383,236
Leasehold improvements	78,761	71,498

	459,077	454,734
Accumulated depreciation and amortization	(266,501)	(284,801)
Construction-in-progress	4,375	7,291

	$196,951	$177,224

(7)  OTHER INTANGIBLE ASSETS

     Other intangible assets are comprised of the following (in thousands):

	October 31, 2002			January 31, 2003

	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangible	Amortization	Intangible	Intangible	Amortization	Intangible

Developed technology	$60,700	$(11,409)	$49,291	$60,700	$(13,577)	$47,123
Patents and licenses	14,155	(1,989)	12,166	36,655	(3,298)	33,357
Covenants not to compete	2,100	(1,100)	1,000	2,100	(1,558)	542

	$76,955		$62,457	$99,455		$81,022

     In January 2003, CIENA reached an agreement with Nortel Networks, Inc. (“Nortel Networks”) to resolve litigation between CIENA and Nortel Networks. Upon acquiring ONI, CIENA became the defendant in the lawsuit originally brought on March 10, 2000, against ONI by Nortel Networks in the United States District Court for the Northern District of California. In addition, on November 27, 2002, Nortel Networks filed another complaint in the United States District Court for the Eastern District of Texas. Under the agreement, CIENA has made a one-time payment of $25 million to Nortel Networks, and Nortel Networks has granted CIENA a license under the patents in suit and certain related patents. Both lawsuits have been dismissed, and Nortel Networks and CIENA have agreed not to sue each other for patent infringement for two years, during which time they will seek to negotiate a cross-license arrangement between them. See Part II Item 1, “Legal Proceedings.” CIENA accounted for the $25.0 million liability by recording an expense of $2.5 million in first quarter 203 related to the settlement of the litigation, and recording the remaining $22.5 million as an intangible asset that will be amortized over eight years based upon the expected life of the patent rights acquired in the settlement.

     The aggregate amortization expense of other intangible assets was $1.8 million and $3.9 million for the quarters ended January 31, 2002 and 2003, respectively. Expected future amortization of other intangible assets is as follows (in thousands):

Year ended October 31,
2003 (remaining nine months)	$12,730
2004	12,541
2005	12,541
2006	12,541
2007	12,541
Thereafter	18,128

$81,022

(8)  OTHER BALANCE SHEET DETAILS

Other long-term assets (in thousands):

	October 31,	January 31,
	2002	2003

Maintenance spares inventory, net	$27,170	$26,517
Deferred debt issuance costs	15,897	15,140
Investments in privately held companies	16,052	16,042
Other	11,477	11,805

	$70,596	$69,504

Accrued liabilities (in thousands):

	October 31,	January 31,
	2002	2003

Warranty	$42,040	$39,511
Other contractual obligations	3,458	2,972
Accrued compensation, payroll related tax and benefits	37,466	45,530
Accrued excess inventory purchase commitments	1,892	1,770
Accrued interest payable	6,981	715
Accrued Pirelli settlement	11,000	—
Accrued Nortel settlement	—	25,000
Other	29,751	30,098

	$132,588	$145,596

     The following is a summary of the change in the company’s accrued warranty during the three months ended January 31, 2003 (in thousands):

Accrued Warranty

Balance as of Oct. 31, 2002	$42,040
Provisions for warranty	1,332
Settlements made	(3,861)

Balance as of Jan. 31, 2003	$39,511

Deferred revenue (in thousands):

	October 31,	January 31,
	2002	2003

Products	$8,175	$11,857
Services	22,657	22,962

Total deferred revenue	30,832	34,819
Less current portion	(15,388)	(20,307)

Long-term deferred revenue	$15,444	$14,512

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

     During the first quarter of fiscal 2003, CIENA purchased $154.7 million of the remaining $202.9 million outstanding ONI convertible subordinated notes pursuant to a tender offer. The Company paid $139.2 million and accrued fees of $1.1 million related to the tender offer, for notes with a cumulative accreted book value of $119.7 million, which resulted in a loss on early extinguishment of debt of $20.6 million.

     The remaining $48.3 million outstanding ONI convertible subordinated notes have a carrying value of $37.5 million. CIENA is accreting the difference between the values over the remaining period to October 15, 2005, such that the carrying value of the outstanding notes equals the principal value at the time the notes become due. Accretion of the principal was $3.5 million for the first quarter of fiscal 2003.

     The remaining ONI convertible subordinated notes may be converted into shares of CIENA’s common stock at any time before their maturity. The conversion rate is 7.7525 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. On or after October 16, 2003, CIENA has the option to redeem all or a portion of the notes that have not been previously converted at the following redemption prices (expressed as percentage of principal amount):

Redemption
Period	Price

October 16, 2003	102%
October 15, 2004	101%

(10)  EARNINGS (LOSS) PER SHARE CALCULATION

     The following is a reconciliation of the numerators and denominators of the basic net loss per common share (“basic EPS”) and diluted net loss per common and dilutive potential common share (“diluted EPS”). Basic EPS is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding, stock options and warrants using the treasury stock method (in thousands except per share amounts).

	Quarter ended January 31,

	2002	2003

Net loss	$(70,591)	$(107,142)
Weighted average shares—basic	327,620	432,572
Effect of dilutive securities:
Employee stock options and warrants	—	—
Weighted average shares—diluted	327,620	432,572

Basic EPS	$(0.22)	$(0.25)

Diluted EPS	$(0.22)	$(0.25)

     Approximately 37.7 million and 37.6 million options and restricted stock were outstanding at the close of the first quarter of fiscal 2002 and fiscal 2003, respectively, but were not included in the computation of the diluted EPS as the effect would be anti-dilutive.

(11)  COMPREHENSIVE INCOME

     The components of comprehensive loss are as follows (in thousands):

	Quarter ended January 31,

	2002	2003

Net loss	$(70,591)	$(107,142)
Changes in net unrealized gains on investments	450	310
Change in accumulated translation adjustments	55	73

Total comprehensive loss	$(70,086)	$(106,759)

(12)  PRO FORMA STOCK-BASED COMPENSATION

     Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined based on the fair value at the grant date for awards in the first quarter of fiscal 2002 and 2003 consistent with the provisions of SFAS 123 as amended by SFAS 148, the Company’s net loss and net loss per share for the first quarters of fiscal 2002 and 2003 would have increased to the pro forma amounts indicated below (in thousands, except per share):

	January 31,	January 31,
	2002	2003

Net loss applicable to common stockholders – as reported	$(70,591)	$(107,142)

Net loss applicable to common stockholders – pro forma	$(173,449)	$(131,005)

Basic net loss per share – as reported	$(0.22)	$(0.25)

Basic net loss per share – pro forma	$(0.53)	$(0.30)

Diluted net loss per share – as reported	$(0.22)	$(0.25)

Diluted net loss per share – pro forma	$(0.53)	$(0.30)

     The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

     The weighted average fair value of each option granted under the various stock option plans for the first quarters of fiscal 2002 and 2003 is $13.22 and $3.58 respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2002 and 2003:

	Employee Stock Option
	Plans
	January 31,

	2002	2003

Expected volatility	92%	92%
Risk-free interest rate	2.6%	2.6%
Expected life (years)	4.5	4.5
Expected dividend yield	0.0%	0.0%

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected volatility rates, which are based upon historical volatility rates, trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, existing models, including the Black-Scholes option pricing mode, do not necessarily provide a reliable single measure of the fair value of the Company’s options.

(13)  SEGMENT REPORTING

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information”. SFAS 131 establishes annual and interim reporting standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one operating segment and reports only certain enterprise-wide disclosures.

     CIENA’s geographic distribution of revenues for the quarter ended January 31, 2002 and 2003 are as follows (in thousands):

	First Quarter

	2002	%	2003	%

Domestic	$125,815	77.6	$44,702	63.4
International	36,341	22.4	25,772	36.6

Total	$162,156	100.0	$70,474	100.0

     During the first quarter of fiscal 2002, the majority of revenue was from sales of long-distance optical transport equipment and intelligent optical core switches. During the first quarter of fiscal 2003, the majority of revenue was from sales of short-distance optical transport equipment and intelligent optical core switches. CIENA’s revenues derived from products and services for the quarter ended January 31, 2002 and 2003 are as follows (in thousands):

	First Quarter

	2002	%	2003	%

Products	$139,934	86.3	$61,220	86.9
Services	22,222	13.7	9,254	13.1

Total	$162,156	100.0	$70,474	100.0

     Historically, CIENA has relied on a limited number of customers for a substantial portion of its revenue. During the quarter ended January 31, 2002 and 2003, certain customers each accounted for at least 10% of our revenues during the respective periods as follows (in thousands):

	First Quarter

	2002	%*	2003		%*

A	$45,329	28.0	$	n/a	—
B	39,298	24.2		14,271	20.3
C	n/a	—		13,713	19.5
D	n/a	—		8,345	11.8

Total	$84,627	52.2		$36,329	51.6

* — Denotes % of total revenue

n/a — Denotes revenues recognized less than 10% for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Under the heading “Risk Factors”, we have described what we believe to be some of the major risks related to these forward-looking statements, as well as the general outlook for our business. Investors should review these risk factors and the rest of this quarterly report in combination with the more detailed description of our business in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on December 12, 2002, for a more complete understanding of the risks associated with an investment in the Company’s Common Stock.

Overview

     CIENA, a leader in intelligent optical networking systems and software, offers telecommunications network solutions to service providers and enterprises worldwide. Our customers include long-distance carriers, local exchange carriers, Internet service providers, wireless and wholesale carriers, systems integrators, governments, and large businesses and non-profit institutions. CIENA offers network solutions that enable service providers to provision, manage and deliver economic, high-bandwidth services to their customers. In early 2001, the telecommunications industry began a severe decline, which has affected almost all of its segments, including equipment suppliers like CIENA. That decline continued through 2002 and has caused the market for our equipment to shrink substantially, with a resulting adverse impact on our revenues and profitability.

     As of January 31, 2003, CIENA and its subsidiaries employed approximately 2,061 persons, which was a net reduction of 57 persons from the approximate 2,118 employed on October 31, 2002.

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements requires CIENA to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, CIENA re-evaluates its estimates, including those related to bad debts, inventories, investments, intangible assets, goodwill, income taxes, warranty obligations, restructuring, and contingencies and litigation. CIENA bases its estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Among other things, these estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. CIENA believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

     CIENA recognizes product revenue in accordance with the shipping terms specified and where collection is reasonably assured. For transactions where CIENA has yet to obtain customer acceptance, revenue is deferred until the terms of acceptance are satisfied. Revenue for installation services is recognized as the services are performed unless the terms of the supply contract combine product acceptance with installation, in which case revenues for installation services are recognized when the terms of acceptance are satisfied and installation is completed. Revenues from installation service fixed price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets. For transactions involving the sale of software, revenue is recognized in accordance with Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition”, including deferral of revenue recognition in instances where vendor specific objective evidence for undelivered elements is not determinable. For distributor sales where risks of ownership have not transferred, CIENA recognizes revenue when the product is shipped through to the end user.

Allowances for Doubtful Accounts

     CIENA maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of CIENA’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of January 31, 2003, our accounts receivable balance, net of allowances for doubtful accounts of $9.7 million, was $23.5 million, which included four customers which accounted for 18.0%, 17.0%, 16.3% and 12.2% of the net trade accounts receivable.

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

Reserve for Inventory Obsolescence

     CIENA writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. As a result of the further decline in capital spending by our customers and a further decline in forecasted revenues of existing products, we recorded provisions for inventory, including purchase commitments, of $286.5 million during fiscal 2002. During the first quarter of fiscal 2003, we recorded a benefit for inventory reserves of $2.7 million primarily related to the realization of sales from previously reserved excess inventory. If actual market conditions differ from those we have projected, we may be required to take additional inventory write-downs or benefits.

Restructuring

     As part of its restructuring costs, CIENA provides for the estimated cost of the net lease expense for facilities that are no longer being utilized. The provision is equal to the future minimum lease payments under contractual obligations offset by estimated future sublease payments. As of the end of the first quarter of fiscal 2003, CIENA’s accrued restructuring liability related to net lease expense and other related charges was $79.8 million. If actual market conditions are less favorable than those we have projected, we may be required to recognize additional restructuring costs associated with these facilities.

Minority Investments

     CIENA holds minority interests in several companies having operations or technology in areas within its strategic focus. As of January 31, 2003, $16.1 million of these investments are included in other long-term assets. CIENA records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. During the first quarter of fiscal 2003, no material impairment charges were recorded. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Impairment of Goodwill

     Effective November 1, 2001, CIENA adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and ceased to amortize goodwill. As of January 31, 2003, CIENA’s assets include $212.5 million related to goodwill. SFAS 142 requires that we cease to amortize goodwill and to test it for impairment on an annual basis, and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of CIENA below its earnings amount. CIENA performed the required annual impairment assessment of goodwill balances in accordance with the provisions of SFAS 142 during the fourth quarter of fiscal 2002 which resulted in a goodwill impairment charge of $557.3 million. Since no event occurred or circumstances changed during CIENA’s first quarter of fiscal 2003 that would, more likely than not, reduce the fair value of CIENA below its earnings amount, no impairment was recorded in the first quarter of fiscal 2003. If actual market conditions are less favorable than those we have projected or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of CIENA below its earnings amount, we may be required to recognize additional goodwill impairment charges.

Deferred Tax Valuation Allowance

     As of January 31, 2003, CIENA has recorded a valuation allowance of $778.2 million against our gross deferred tax assets of $778.2 million. We calculated the valuation allowance in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Positive evidence, such as operating results during the most recent three-year period, is given more weight when due to our current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred assets will be achieved. Our results over the most recent three-year period were heavily affected by our recent deliberate and planned business restructuring activities. Our cumulative loss in the most recent three-year period represents sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

Accounting for Stock Options

     In October 1995, the Financial Accounting Standards Board issued SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 123 allows companies to account for stock-based compensation either under the new provisions of SFAS 123 or using the intrinsic value method provided by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock base-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002.

     We have elected to continue to account for its stock based compensation in accordance with the provisions of APB 25 as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25”, (“FIN 44”) and present the pro forma disclosures required by SFAS 123 as amended by SFAS 148.

Results of Operations

Three Months Ended January 31, 2002 Compared to Three Months Ended January 31, 2003

     Revenue. We recognized revenues of $162.2 million and $70.5 million for the quarters ended January 31, 2002 and 2003, respectively. The decrease in revenue of $91.7 million, or 56.5%, in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 was due primarily to the reduction in demand for optical networking products worldwide. This decrease in revenue occurred even though we had sales to 64 customers in first quarter of fiscal 2003 as compared to 41 customers in first quarter of fiscal 2002. CIENA’s geographic distribution of revenues for the quarter ended January 31, 2002 and 2003 are as follows (in thousands):

	First Quarter

	2002	%	2003	%

Domestic	$125,815	77.6	$44,702	63.4
International	36,341	22.4	25,772	36.6

Total	$162,156	100.0	$70,474	100.0

     During the first quarter of fiscal 2002, we derived the majority of our revenue from sales of long-distance optical transport equipment and intelligent optical core switches. During the first quarter of fiscal 2003, we derived the majority of our revenue from sales of short-distance optical transport equipment and intelligent optical core switches. CIENA’s revenues derived from products and services for the quarter ended January 31, 2002 and 2003 are as follows (in thousands):

	First Quarter

	2002	%	2003	%

Products	$139,934	86.3	$61,220	86.9
Services	22,222	13.7	9,254	13.1

Total	$162,156	100.0	$70,474	100.0

     Historically, we have relied on a limited number of customers for a substantial portion of our revenue. During the quarter ended January 31, 2002 and 2003, certain customers each accounted for at least 10% of our revenues during the respective periods as follows (in thousands):

	First Quarter

	2002	%*	2003		%*

A	$45,329	28.0	$	n/a	—
B	39,298	24.2		14,271	20.3
C	n/a	—		13,713	19.5
D	n/a	—		8,345	11.8

Total	$84,627	52.2		$36,329	51.6

* — Denotes % of total revenue

n/a — Denotes revenues recognized less than 10% for the period.

     Gross Profit. Gross profit was $22.5 million and $16.3 million for the quarters ended January 31, 2002 and 2003, respectively. The $6.2 million decrease in gross profit in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 was the result of decreased revenues. As a result of the further decline in capital spending by our customers and a further decline in forecasted revenues of existing products, we recorded a provision for inventory, including purchase commitments, of approximately $20.4 million in the first quarter of fiscal 2002. During the first quarter of fiscal 2003, we recorded a benefit for inventory reserves of $2.7 million primarily related to the realization of sales from previously reserved excess inventory. If actual market conditions are different than those we have projected, we may be required to record additional inventory write-downs or benefits.

     Gross margin was 13.9% and 23.1% of revenues for first quarter of fiscal 2002 and 2003, respectively. The increase in gross margin from first quarter of fiscal 2002 compared to first quarter of fiscal 2003 was largely attributable to decreases in inventory obsolescence costs offset by changes in product mix and lower service revenues resulting in higher unabsorbed fixed costs related to our support and service activities.

     Research and Development Expenses. Research and development expenses (exclusive of stock compensation costs of $4.0 and $3.8 million) were $64.8 and $53.7 million for the quarters ended January 31, 2002 and 2003, respectively. During the first quarter of 2002 and 2003, research and development expenses were 39.9% and 76.2% of revenue, respectively. The $11.0 million, or 17.0%, decrease from the first quarter of fiscal 2002 to the first quarter of fiscal 2003 was primarily related to reductions in prototype parts and employee-related costs. CIENA has expensed research and development costs as incurred.

     Selling and Marketing Expenses. Selling and marketing expenses (exclusive of stock compensation of $1.0 and $0.8 million) were $37.6 and $26.6 million for the quarters ended January 31, 2002 and 2003, respectively. During the first quarters of fiscal 2002 and 2003, selling and marketing expenses were 23.2% and 37.8% of revenue, respectively. The $11.0 million, or 29.2%, decrease from the first quarter of fiscal 2002 to the first quarter of fiscal 2003 was primarily the result of decreases in staffing levels, commissions earned, trade show participation and promotional costs.

     General and Administrative Expenses. General and administrative expenses (exclusive of stock compensation of $0.2 and $0.4 million) were $13.7 and $12.2 million for the quarters ended January 31, 2002 and 2003, respectively. During the first quarters of fiscal 2002 and 2003, general and administrative expenses were 8.4% and 17.3% of revenue, respectively. The $1.4 million, or 10.6%, decrease from the first quarter of fiscal 2002 to the first quarter of fiscal 2003 was primarily due to decreases in employee-related costs.

     Deferred Stock Compensation Costs. Deferred stock compensation costs were $5.1 and $4.9 million for the quarters ended January 31, 2002 and 2003 respectively. As part of our June 2002 acquisition of ONI Systems Corporation (“ONI”), we recorded additional deferred stock compensation of $8.8 million related to the unvested stock options and restricted stock assumed in the acquisition. As part of our fiscal 2000 acquisition of Cyras Systems, Inc. (“Cyras”), we recorded $98.5 million of deferred stock compensation related to the unvested stock options and restricted stock assumed in the acquisition. Deferred stock compensation is presented as a reduction of stockholders’ equity and is a non-cash expense amortized over the remaining vesting period of the applicable options. As of January 31, 2003, the balance of deferred stock compensation presented as a reduction of stockholder’s equity was $18.5 million.

     Amortization of Intangible Assets. Amortization of intangible assets (exclusive of $0 and $0.4 included in costs of goods sold) was $1.8 and $3.6 million for the quarters ended January 31, 2002 and 2003, respectively. The $1.7 million, or 96.0%, increase in amortization from the first quarter of fiscal 2002 to 2003 is related to an increase in our intangible assets acquired from our June 2002 acquisition of ONI, for which we recorded $15.1 million of other intangible assets. Amortization of these intangible assets from ONI ranged from two months to seven years.

     Nortel Networks Settlement Costs. In January 2003, we reached an agreement with Nortel Networks to resolve litigation between CIENA and Nortel Networks. Upon acquiring ONI, CIENA became the defendant in a lawsuit originally brought on March 10, 2000, against ONI by Nortel Networks in the United States District Court for the Northern District of California. In addition, on November 27, 2002, Nortel Networks filed another complaint in the United States District Court for the Eastern District of Texas. Under the settlement agreement, we have made a one-time payment of $25 million to Nortel Networks, and Nortel Networks has granted CIENA a license under the patents in suit and certain related patents. Both lawsuits have been dismissed, and Nortel Networks and CIENA have agreed not to sue each other for patent infringement for two years, during which time they will seek to negotiate a cross-license arrangement between them. See Part II Item 1, “Legal Proceedings”. CIENA accounted for the $25.0 million liability by recording an expense of $2.5 million in first quarter 2003 related to the settlement of the litigation, and recording the remaining $22.5 million as an intangible asset that will be amortized over eight years based upon the expected life of the patent rights acquired in the settlement.

     Restructuring Costs. During the first quarter of fiscal 2002, we announced a workforce reduction of approximately 380 employees concentrated in manufacturing operations staff. We recorded a restructuring charge of $6.8 million associated with this action in the first quarter of fiscal 2002.

     Interest and Other Income, Net. Interest income and other income, net were, $16.2 and $13.3 million for the quarters ended January 31, 2002 and 2003, respectively. Interest and other income, net, consists of interest income earned on our cash, cash equivalents and available-for-sale short and long-term investments. The $2.9 million, or 17.8%, decrease in interest income and other income, net was attributable to the impact of lower average interest and lower cash and invested balances.

     Interest Expense. Interest expense was $10.5 and $12.2 million for the quarters ended January 31, 2002 and 2003, respectively. The $1.7 million, or 16.2%, increase was attributable to the acquisition of debt obligations from ONI.

     Loss on Equity Investments, Net. Loss on equity investments, net was $5.3 million for the first quarter of fiscal 2002. We realized a loss of approximately $1.9 million from the sale of a public equity investment and a loss of approximately $6.2 million from a decline in the fair value of a public equity investment that was determined to be other than temporary. On November 16, 2001, CIENA sold 80.1% of its ownership in ATI International Investments, Inc., the parent company of ATI Telecom International Ltd., which resulted in a gain of approximately $2.8 million. CIENA retains a 19.9% ownership in ATI International Investments, Inc.

     Loss on Extinguishment of Debt. During the first quarter of fiscal 2003, CIENA conducted a tender offer to purchase any and all of the remaining outstanding $202.9 million of the ONI 5.00% convertible subordinated notes which resulted in its purchase of $154.7 million of those notes. During the first quarter of fiscal 2003, we paid $139.2 million and accrued fees of $1.1 million related to the tender offer, for notes with a cumulative accreted book value of $119.7 million, which resulted in a loss on early extinguishment of debt of $20.6 million.

     Provision for Income Taxes. We recorded a tax benefit of $36.4 million, or 34%, of the loss before income taxes for the quarter ended January 31, 2002. CIENA’s provision for income taxes was $0.4 million for the quarter ended January 31, 2003. This provision was primarily attributable to foreign tax related to CIENA’s foreign operations. We did not record a tax benefit for CIENA’s domestic losses during the quarter ended January 31, 2003. CIENA will continue to maintain a valuation allowance against certain deferred tax assets until sufficient evidence exists to support its reversal.

Liquidity and Capital Resources

     At January 31, 2003, CIENA’s principal source of liquidity was its cash and cash equivalents, and short-term and long-term investments. We had $305.1 million in cash and cash equivalents, and $1,590.9 million in short-term and long-term investments.

     CIENA’s operating activities consumed $38.3 million net cash during the first quarter of fiscal 2003 and provided net cash of $177.1 million during the first quarter of fiscal 2002. Cash used in operating activities during the first quarter of fiscal 2003 was primarily attributable to CIENA’s net loss, offset by non-cash charges related to early extinguishment of debt, amortization of intangibles, deferred stock compensation and debt issuance costs, depreciation expense, decreases in accounts receivable and inventory. Cash provided by operating activities during the first quarter of fiscal 2002 was primarily attributable to CIENA’s net loss, increases in inventory and deferred tax assets, decreases in accounts payables, offset by non-cash charges for amortization of other intangibles, deferred stock compensation and debt issuance costs, depreciation expense, provision for inventory obsolescence and decreases in accounts receivable.

     Our investing activities provided $104.5 million net cash during the first quarter of fiscal 2003 and used net cash of $105.9 million during the first quarter of fiscal 2002. Investment activities included the net redemption of $110.4 million of short and long-term investments during the first quarter of fiscal 2003 and the net purchase of $76.4 million of short and long-term investments during the first quarter of fiscal 2002. Also, included in investment activities were additions to capital equipment and leasehold improvements in first quarter of fiscal 2003 and 2002 of $5.8 million and $29.5 million, respectively. The capital equipment expenditures were primarily for test, manufacturing equipment, computer equipment and leasehold improvements. We expect to make additional combined capital equipment and leasehold improvement expenditures of approximately $42.6 million during the remainder of fiscal 2003. These capital expenditures will be used to support selling and marketing, manufacturing and product development activities and the construction of leasehold improvements for its facilities. We will use our cash and cash equivalents to fund these purchases.

     Cash used in financing activities was $138.4 million during the first quarter of fiscal 2003 and provided net cash of $3.5 million during the first quarter of fiscal 2002. The primary use of cash used in financing activities during the first quarter of fiscal 2003 was related to the purchase of $154.7 million of the remaining $202.9 million outstanding ONI convertible subordinated notes. We paid $139.2 million for the notes and accrued fees of $1.1 million related to the purchase. We expect to pay these fees during the second quarter of fiscal 2003. Also during the first quarter of fiscal 2003, we received $0.5 million from the exercise of stock options and $1.2 million from the repayment of notes receivable from stockholders. During the first quarter of fiscal 2002, we received $3.0 million from the exercise of stock options and $0.8 million for the repayment of notes receivable from stockholders.

     The following is a summary of our future minimum payments under contractual obligations as of January 31, 2003 (in thousands):

	Payments due by period

	2003*	2004	2005	2006	2007	Thereafter	Total

Convertible notes(1)	$15,352	$28,289	$76,566	$25,875	$25,875	$702,937	$874,894
Purchase commitments(2)	54,997	—	—	7,000		—	61,997
Operating leases	26,868	36,851	36,671	35,125	28,869	110,476	274,860

Total	$97,217	$65,140	$113,237	$68,000	$54,744	$813,413	$1,211,751

     The following is a summary of our other commercial commitments by commitment expiration date as of January 31, 2003 (in thousands):

	Commitment expiration date

	2003*	2004	2005	2006	2007	Thereafter	Total

Standby letters of credit	$8,741	$17	$—	$360	$150	$—	$9,268

Notes to above tables:

*	From February 1, 2003 through October 31, 2003

(1)	The terms of our convertible notes with a principal value of $690.0 million include interest at 3.75% payable on a semi-annual basis on February 1 and August 1 of each year; the notes are due February 1, 2008. The Company paid the February 1, 2003 interest payment during the first quarter of fiscal 2003. The terms of the ONI convertible subordinated notes with a principal value of $48.3 million include interest at 5.00% payable on a semi-annual basis on April 15 and October 15 of each year; the notes are due October 15, 2005.

(2)	Purchase commitments include non-cancelable amounts that we are obligated to pay our contract manufacturers and component suppliers for inventory, and $25.0 million due in February 2003 that we are obligated to pay Nortel Networks under the terms of our settlement agreement with Nortel Networks.

     CIENA does not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

     Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, investment requirements, commitments), and other liquidity requirements associated with our existing operations through at least the next 12 months.

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

     We expect the factors described above to continue to affect our business for an indeterminate period, in several significant ways:

•	our markets will be characterized by reduced capital expenditures by our customers;

•	we will continue to have only limited ability to forecast the volume and product mix of our sales;

•	managing our expenditures will be difficult in light of the uncertainties surrounding our business;

•	increased competition resulting from reduced demand will put substantial downward pressures on the pricing of our products, tending to reduce our profit margins;

•	increased competition will enable customers to insist on more favorable terms and conditions for sales, including extended payment terms or other financing assistance, as a condition of procuring their business; and

•	the bankruptcies or weakened financial condition of some of our customers may require us to write off amounts due to us from prior sales.

     The result of any one or a combination of these factors could lead to further reduced revenues and increased operating losses.

We face intense competition that could hurt our sales and profitability

     The market for optical networking equipment is extremely competitive. Competition in the optical networking market is based on varying combinations of price, functionality, software functionality, manufacturing capability, installation, services, scalability and the ability of the system solutions to meet customers’ immediate and future network requirements. A small number of very large companies, including Alcatel Alsthom Group (“Alcatel”), Cisco Systems, Telefon AB LM Ericsson, Fujitsu Group, Hitachi Ltd., Lucent Technologies Inc., NEC Corporation (“NEC”), Nortel Networks, Siemens AG (“Siemens”) and Tellabs, Inc., have historically dominated the telecommunications equipment industry. They all have greater financial, marketing, manufacturing and intellectual property resources than CIENA. They also often have existing relationships with our potential customers.

     Because we sell systems that compete directly with product offerings of these companies, and in some cases displace or replace their equipment, we represent a competitive threat. The decline in the market for optical networking equipment has resulted in even greater competitive pressures. We expect that the aggressive tactics we have confronted on the part of many of these competitors will continue, and perhaps become more severe. These tactics include:

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

Economic conditions may require us to reduce the size of our business further

     In November 2001, February 2002, March 2002, June 2002 (in connection with the ONI merger) and again in September 2002, we undertook significant reductions in force, some of which were accompanied by dispositions of assets, as part of our effort to reduce the size of our operations to better match the reduced sales of our products and services. Weakness in the global economy generally and the telecommunications equipment market in particular continue to affect our business substantially. We may be required to take additional steps to reduce our costs including further reductions in force. Any such steps would likely result in significant charges from write-downs or write-offs of assets, costs of lease terminations, and expenses resulting from the termination of personnel.

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

     In order to make our offerings more attractive both to our existing customers and the new customers we hope to attract, we believe it is important that we expand our portfolio to include more products that operate at the edge of the network and add products that enable sophisticated services beyond transport and switching. We plan to implement this strategy through a combination of internal development, acquisitions of smaller companies, and forming strategic alliances with other vendors. If we fail to execute this strategy, our addressable market may not be large enough to enable us to reach profitability at our current size.

     Since our strategy calls for us to expand the range of our product offerings and to sell to a greater variety of customers, we will be confronted with new sales and service issues with which we have limited experience to date as our customer base becomes larger and more diverse. A failure to address those issues satisfactorily would harm our prospects for growth.

The success of our strategy depends on our ability to increase our revenue substantially

     We believe, as a matter of strategy, we must maintain a size and breadth of product portfolio that enables us to be successful in selling to the largest communications providers. In order to carry out that strategy, we have deliberately chosen to continue to spend on research and development, sales, and other operating expenses at levels that will not permit us to return to profitability unless we can increase our revenues substantially. If we fail to do so, we will be required to modify our strategy, which would likely have an adverse effect on our financial condition.

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

     Each of these steps, in turn, presents serious risks of failure, rework or delay, any one of which could decrease the speed and scope of product introduction and marketplace acceptance of the product. Specialized ASICs and intensive software testing and validation are key to the timely introduction of enhancements to the CoreDirector, ONLINE, and MetroDirector K2 product lines; and schedule delays are common in the final validation phase, as well as in the manufacture of specialized ASICs. In addition, unexpected intellectual property disputes, failure of critical design elements, and a host of other execution risks may delay or even prevent the introduction of these products. If we do not develop and successfully introduce these products in a timely manner, our business, financial condition and results of operations would be harmed.

Our strategy involves pursuing strategic acquisitions and investments that may not be successful

     Our business strategy includes acquiring or making strategic investments in other companies with a view to expanding our portfolio of products and services, acquiring new technologies, and accelerating the development of new or improved products. To do so, we may issue equity that would dilute our current shareholders’ percentage ownership or incur debt or assume indebtedness. In addition, we may incur significant amortization expenses related to intangible assets. In the fourth quarter fiscal 2001 and fourth quarter fiscal 2002, we incurred a significant write-off of goodwill associated with our previous acquisitions. Acquisitions and strategic investments involve numerous risks, including:

•	potential large cash expenditures;

•	difficulties in integrating the operations, technologies and products of the acquired companies;

•	diversion of management’s attention from our core business;

•	potential difficulties in completing projects of the acquired company;

•	the potential loss of key employees of the acquired company; and

•	dependence on unfamiliar or relatively small supply partners.

     In addition, acquisitions and strategic investments may involve risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions and of obtaining insufficient revenues to offset increased expenses associated with acquisitions.

We face risks in reselling the products of other companies

     We have recently entered into agreements that permit us to distribute the products of other companies and may enter into other agreements in the future. To the extent we succeed in reselling the products of these companies, we may be required by customers to assume warranty and service obligations. While these suppliers have agreed to support us with respect to those obligations, they are relatively small companies with limited financial resources. If they should be unable, for any reason, to provide the required support, we may have to expend our own resources on doing so. This risk is amplified by the fact that the equipment has been designed and manufactured by others, and is thus subject to warranty claims whose magnitude we are currently unable to evaluate fully.

We may not be successful in selling our products through new channels

     We have limited experience and capability in direct sales into the enterprise or government markets, or certain geographic markets. We are accordingly taking steps to develop new sales channels through distributors and systems integrators for sales of those of our products, particularly the ONLINE Edge, that are suitable for those markets. We have limited experience in developing and managing such channels, and it is possible that our efforts may not succeed according to plan, which could reduce our revenues and profitability.

We depend on a limited number of suppliers, and for some items we do not have a substitute supplier

     We depend on a limited number of suppliers for components of our products, as well as for equipment used to manufacture and test our products. Our products include several high-performance components for which reliable, high-volume suppliers are particularly limited. Furthermore, some key optical and electronic components we use in our products are currently available only from sole or limited sources, and in some cases, that source also is a competitor. Any delay in component availability for any of our products could result in delays in deployment of these products and in our ability to recognize revenues. These delays could also harm our customer relationships and our results of operations.

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

Our ability to compete could be harmed if we are unable to protect and enforce our intellectual property rights or if we infringe on intellectual property rights of others

     We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We enter into non-disclosure and proprietary rights agreements with our employees and consultants, license agreements with our corporate partners, and control access to and distribution of our products, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete effectively could be harmed. We have filed an intellectual property lawsuit to enforce our intellectual property right, and may become involved with additional disputes in the future. Such lawsuits can be costly and may significantly divert the time and attention of our personnel.

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

If we are unable to retain and attract qualified personnel, we may be unable to effectively manage our business.

     If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to effectively develop our existing products, make timely product introductions and increase sales. Since we generally do not have employment contracts with our employees, we must rely upon providing competitive compensation packages and a dynamic work environment to retain and motivate employees. In response to the decline in our revenues and weakness in the telecommunications equipment market, we did not increase salaries for or pay bonuses to most of our employees in fiscal 2002. Since our compensation packages include equity-based incentives, pressure on our stock price could affect our ability to continue to offer competitive compensation packages to our employees. In addition to these compensation issues, we must continue to motivate employees to execute our strategies and achieve our goals, which may be difficult due to morale challenges posed by the workforce reductions and uncertainty in our industry and the economy in general.

     If we lose members of our management team or other key personnel, it may be difficult to replace them. Even in the current economic downturn, competition for highly skilled technical and other personnel can be intense. As a result, we may not be successful in identifying, recruiting and hiring qualified engineers and other key personnel.

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

Some of our suppliers are also competitors

     Some of our component suppliers are both primary sources for components and major competitors in the market for system equipment. We buy components from Alcatel, NEC, Nortel Networks, and Siemens. Each of these companies offers optical communications systems and equipment that compete against our products. A decline in reliability or other adverse change in these supply relationships could harm our business.

We are exposed to the credit risk of our customers

     Industry and economic conditions have weakened the financial position of some of our customers. To sell to some of these customers, we may be required to take risks of uncollectible accounts. While we monitor these situations carefully and attempt to take appropriate measures to protect ourselves, it is possible that we may have to write down or write off doubtful accounts. Such write-downs or write-offs, if large, could have a material adverse effect on our operating results and financial condition.

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

     Interest Rate Sensitivity. CIENA maintains a short-term and long-term investment portfolio. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at January 31, 2003, the fair value of the portfolio would decline by approximately $109.3 million.

     Foreign Currency Exchange Risk. As a global concern, CIENA faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on the CIENA’s financial results. Historically CIENA’s primary exposures have been related to non-dollar denominated operating expenses in Europe and Asia where CIENA sells primarily in U.S. dollars. CIENA is prepared to hedge against fluctuations in foreign currency if this exposure becomes material. As of January 31, 2003, the assets and liabilities of CIENA related to non-dollar denominated currencies were not material. Therefore, we do not expect an increase or decrease of 10% in the foreign exchange rate would have a material impact on CIENA’s financial position.

Item 4. Controls and Procedures

a)	Evaluation of disclosure controls and procedures. The Chief Executive Officer and the Chief Financial Officer have reviewed CIENA’s disclosure controls and procedures within the 90-day period prior to the filing of this quarterly report (the “Evaluation Date”). Based on that review, they have concluded that these controls and procedures are, in design and operation, effective to assure that the information required to be included in this report has been properly collected, processed, and timely communicated to those responsible in order that it may be included in this report.

b)	Changes in internal controls. Subsequent to the date on which the Chief Executive Officer and the Chief Financial Officer evaluated CIENA’s disclosure controls and procedures, there have been no significant changes, including corrective actions, in CIENA’s internal controls or in other factors that could significantly affect the disclosure controls and procedures.

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

     On July 19, 2000, CIENA and CIENA Properties, Inc., a wholly owned subsidiary of CIENA, filed a complaint in the United States District Court for the District of Delaware requesting damages and injunctive relief against Corvis Corporation (“Corvis”). The complaint charges Corvis with infringing three patents relating to CIENA’s optical networking communication systems and technology. On September 8, 2000, Corvis filed an Answer and Counterclaim alleging invalidity, non-infringement and unenforceability of the asserted patents, and tortious interference with prospective economic advantage. On February 7, 2001, CIENA and CIENA Properties, Inc. filed an amendment to the complaint to add two additional patents relating to CIENA’s optical networking communications systems and technology. On March 19, 2001, Corvis filed an Answer and Counter Claim to the amended complaint alleging invalidity, non-infringement and unenforceability of the newly asserted patents. On September 30, 2002, the trial court dismissed Corvis’ counterclaim alleging tortious interference with prospective economic advantage. A trial to determine whether Corvis is infringing CIENA’s patents commenced on February 10, 2003. It will be followed immediately by a trial on Corvis’ affirmative defenses.

     On August 19, 2002, Pirelli S.p.A. and certain of its affiliates (“Pirelli”) filed a complaint against us in the United States District Court for the District of Delaware alleging that CIENA was in breach of the Company’s obligation to pay royalties under a license agreement that was part of the resolution of an earlier series of disputes between us and Pirelli. On January 24, 2003, the lawsuit was dismissed with prejudice pursuant to a settlement agreement under which CIENA paid Pirelli $11.0 million, and Pirelli gave up all claims to further royalties or other damages.

     Upon acquiring ONI, CIENA became the defendant in a lawsuit originally brought on March 10, 2000, against ONI by Nortel Networks in the United States District Court for the Northern District of California. The suit alleged that ONI Systems’ products infringe a patent held by Nortel Networks, and set forth allegations of misappropriation of trade secrets, unlawful business practices and common law unfair competition. In addition, on November 27, 2002, Nortel Networks filed a complaint in the United States District Court for the Eastern District of Texas alleging that additional CIENA’s products infringe patents held by Nortel Networks. We have reached a settlement agreement with Nortel Networks pursuant to which Nortel Networks has granted us a license under the patents in suit and certain related patents, and we have made a one-time payment of $25 million to Nortel Networks. Both lawsuits have been dismissed, and Nortel Networks and CIENA have agreed not to sue each other for patent infringement for two years, during which time we will seek to negotiate a cross-license arrangement between us.

     As a result of the merger with ONI, we also became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of our common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Mr. Davis have been dismissed from the action without prejudice pursuant to a tolling agreement. In July 2002, ONI and other issuers in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim, which was denied as to ONI on February 19, 2003. We intend to defend these actions vigorously.

Item 2. Changes in securities and use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit	Description

	10.35	Nonqualified Management Deferred Compensation Plan

(b)	Reports on Form 8-K:

•	Form 8-K (Item 5 and Item 7 reported) filed December 12, 2002

•	Form 8-K (Item 5 and Item 7 reported) filed December 20, 2002

•	Form 8-K (Item 5 and Item 7 reported) filed January 14, 2003

•	Form 8-K (Item 5 and Item 7 reported) filed January 23, 2003

Separately, the Chief Executive Officer and the Chief Financial Officer submitted certifications to the SEC required by section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIENA CORPORATION

Date:	February 20, 2003	By:	/s/ Gary B. Smith

Gary B. Smith President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	February 20, 2003	By:	/s/ Joseph R. Chinnici

Joseph R. Chinnici Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Gary B. Smith, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of CIENA Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 20, 2003

/s/ Gary B. Smith Gary B. Smith President and Chief Executive Officer

I, Joseph R. Chinnici, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of CIENA Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 20, 2003

/s/ Joseph R. Chinnici Joseph R. Chinnici Senior Vice President and Chief Financial Officer