Form 10-Q
period 2003-04-30
CIENA CORP
filed 2003-05-22
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

( x )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from..................to.........................

Commission file number: 0-21969

CIENA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	23-2725311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 Winterson Road, Linthicum, MD (Address of Principal Executive Offices)	21090 (Zip Code)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ( ) NO (X)

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 20, 2003

Common stock. $0.01 par value	435,089,196

Page 1 of 38 pages

CIENA CORPORATION

INDEX

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Six Months Ended

	April 30,	April 30,	April 30,	April 30,
	2002	2003	2002	2003

Revenue	$87,053	$73,540	$249,209	$144,014
Provision (benefit) for excess and obsolete inventory costs	223,277	(1,446)	243,691	(4,103)
Cost of goods sold	87,525	56,771	206,798	113,637

Gross profit (loss)	(223,749)	18,215	(201,280)	34,480

Operating expenses:
Research and development (exclusive of $3,465, $3,406, $7,417 and $7,204 deferred stock compensation costs)	59,558	52,193	124,314	105,927
Selling and marketing (exclusive of $851, $676, $1,807 and $1,436 deferred stock compensation costs)	29,835	25,663	67,435	52,269
General and administrative (exclusive of $176, $346, $402 and $719 deferred stock compensation costs)	13,276	8,066	26,931	20,272
Deferred stock compensation costs	4,492	4,428	9,626	9,359
Amortization of intangible assets (exclusive of $0 $968, $0 and $1,349 included in cost of goods sold related to certain technology licenses)	1,813	3,421	3,626	6,974
Nortel Networks settlement costs	—	—	—	2,500
Restructuring costs	121,348	2,724	128,176	2,724
Provision for doubtful accounts	16,055	—	16,055	—

Total operating expenses	246,377	96,495	376,163	200,025

Loss from operations	(470,126)	(78,280)	(577,443)	(165,545)
Interest and other income (expense), net	15,045	11,131	31,217	24,432
Interest expense	(8,637)	(8,061)	(19,142)	(20,264)
Loss on equity investments, net	(434)	—	(5,740)	(10)
Loss on extinguishment of debt	—	—	—	(20,606)

Loss before income taxes	(464,152)	(75,210)	(571,108)	(181,993)
Provision for income taxes	148,001	251	111,636	610

Net loss	$(612,153)	$(75,461)	$(682,744)	$(182,603)

Basic net loss per common share	$(1.86)	$(0.17)	$(2.08)	$(0.42)

Diluted net loss per common share and dilutive potential common share	$(1.86)	$(0.17)	$(2.08)	$(0.42)

Weighted average basic common shares outstanding	328,764	433,932	328,312	433,330

Weighted average basic common and dilutive potential common shares outstanding	328,764	433,932	328,312	433,330

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	October 31,	April 30,
	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$377,189	$509,407
Short-term investments	1,130,414	730,039
Accounts receivable, net	28,680	32,432
Inventories, net	47,023	31,935
Prepaid expenses and other	54,351	35,801

Total current assets	1,637,657	1,339,614
Long-term investments	570,861	578,198
Equipment, furniture and fixtures, net	196,951	155,008
Goodwill	212,500	212,500
Other intangible assets, net	62,457	76,634
Other long term assets	70,596	67,814

Total assets	$2,751,022	$2,429,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,841	$42,777
Accrued liabilities	132,588	112,095
Restructuring liabilities	27,423	12,272
Unfavorable lease commitments	7,630	8,354
Income taxes payable	—	5,258
Deferred revenue	15,388	18,850
Other current obligations	948	—

Total current liabilities	223,818	199,606
Long-term deferred revenue	15,444	13,835
Long-term restructuring liabilities	65,742	57,416
Long-term unfavorable lease commitments	70,124	65,709
Other long-term obligations	5,009	3,074
Convertible notes payable	843,616	728,523

Total liabilities	1,223,753	1,068,163

Commitments and contingencies
Stockholders’ equity:
Preferred stock — par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock — par value $0.01; 980,000,000 shares authorized; 432,842,481 and 435,003,124 shares issued and outstanding	4,328	4,350
Additional paid-in capital	4,683,865	4,686,102
Deferred stock compensation	(24,983)	(12,242)
Notes receivable from stockholders	(3,866)	(798)
Accumulated other comprehensive income	8,840	7,711
Accumulated deficit	(3,140,915)	(3,323,518)

Total stockholders’ equity	1,527,269	1,361,605

Total liabilities and stockholders’ equity	$2,751,022	$2,429,768

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended April 30,

	2002	2003

Cash flows from operating activities:
Net loss	$(682,744)	$(182,603)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Early extinguishment of debt	—	20,606
Non-cash charges from equity investments, net	3,755	10
Non-cash portion of restructuring charges and related asset write-downs	94,847	15,953
Accretion of notes payable	4,530	4,527
Non-cash charge for retirement of asset	—	87
Effect of accumulated other comprehensive income (loss)	(1,614)	(2,254)
Depreciation and amortization	68,221	43,041
Amortization of intangibles, deferred stock compensation and debt issuance costs	14,766	19,195
Provision (benefit) for inventory excess and obsolescence	210,239	(4,103)
Provision for doubtful accounts	16,055	—
Provision for warranty and other contractual obligations	10,731	3,405
Changes in assets and liabilities:
Accounts receivable	318,925	(3,752)
Inventories	(30,844)	19,191
Deferred income tax asset	113,143	—
Prepaid expenses and other	20,726	(2,692)
Accounts payable and accruals	(8,897)	(51,114)
Income taxes payable	(399)	5,258
Deferred income tax liability	(5,754)	—
Deferred revenue and other obligations	2,812	1,853

Net cash provided by (used in) operating activities	148,498	(113,392)

Cash flows from investing activities:
Additions to equipment, furniture and fixtures	(46,361)	(14,195)
Purchases of available-for-sale investments	(568,273)	(325,483)
Maturities of available-for-sale investments	755,989	718,521
Minority equity investments	(4,999)	—

Net cash provided by investing activities	136,356	378,843

Cash flows from financing activities:
Net repayment of other obligations	(803)	(914)
Net repurchase of convertible subordinated notes payable	(178,413)	(139,211)
Proceeds from issuance of common stock and warrants	10,240	5,326
Repayment of notes receivable from stockholders	963	1,566

Net cash used in financing activities	(168,013)	(133,233)

Net change in cash and cash equivalents	116,841	132,218
Cash and cash equivalents at beginning of period	397,890	377,189

Cash and cash equivalents at end of period	$514,731	$509,407

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1) SIGNIFICANT ACCOUNTING POLICIES

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

     Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements requires CIENA to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, CIENA re-evaluates its estimates, including those related to bad debts, inventories, investments, intangible assets, goodwill, income taxes, warranty obligations, restructuring, and contingencies and litigation. CIENA bases its estimates on historical experience and on various other assumptions that CIENA believes to be reasonable under the circumstances. Among other things, these estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. CIENA believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     Revenue Recognition

     CIENA recognizes product revenue in accordance with the shipping terms specified and where collection is reasonably assured. For transactions where CIENA has yet to obtain customer acceptance, revenue is deferred until the terms of acceptance are satisfied. Revenue for installation services is recognized as the services are performed unless the terms of the supply contract combine product acceptance with installation. Revenue from installation services are recognized when the terms of acceptance are satisfied and installation is completed. Revenue from installation service fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheet. For transactions involving the sale of software, revenue is recognized in accordance with Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition”, including deferral of revenue recognition in instances where vendor specific objective evidence for undelivered elements is not determinable. For distributor sales where risks of ownership have not transferred, CIENA recognizes revenue when the product is shipped through to the end user.

     Allowances for Doubtful Accounts

     CIENA maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of CIENA’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of April 30, 2003, CIENA’s accounts receivable balance, net of allowances for doubtful accounts of $9.7 million, was $32.4 million, which included three customers who accounted for 20.9%, 17.4%, and 12.3% of the net trade accounts receivable.

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

     Reserve for Inventory Obsolescence

     CIENA writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the six months ended April 30, 2003, CIENA recorded a benefit for inventory reserves of $4.1 million, primarily related to the realization of sales from previously reserved excess inventory. If actual market conditions differ from those CIENA has projected, CIENA may be required to take additional inventory write-downs or to record additional benefits.

     Restructuring

     As part of its restructuring costs, CIENA provides for the estimated cost of the net lease expense for facilities that are no longer being utilized. The provision is equal to the future minimum lease payments under contractual obligations offset by estimated future sublease payments. As of the end of the first six months of fiscal 2003, CIENA’s accrued restructuring liability related to net lease expense and other related charges was $68.6 million. If actual market conditions are less favorable than those CIENA has projected, CIENA may be required to recognize additional restructuring costs associated with these facilities.

     Minority Investments

     CIENA holds minority interests in several companies having operations or technology in areas within its strategic focus. As of April 30, 2003, $16.0 million of these investments are included in other long-term assets. CIENA records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. During the six months ended April 30, 2003, no material impairment charges were recorded. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

     Impairment of Goodwill

     Effective November 1, 2001, CIENA adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and ceased to amortize goodwill. As of April 30, 2003, CIENA’s assets include $212.5 million related to goodwill. SFAS 142 requires that CIENA cease to amortize goodwill and test it for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of CIENA below its earnings amount. CIENA performed the required annual impairment assessment of goodwill balances in accordance with the provisions of SFAS 142 during the fourth quarter of fiscal 2002, which resulted in a goodwill impairment charge of $557.3 million. Since no event occurred or circumstances changed during the first six months of fiscal 2003 that would, more likely than not, reduce the fair value of CIENA below its earnings amount, no impairment was recorded in the first six months of fiscal 2003. If actual market conditions are less favorable than those CIENA projected, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of CIENA below its earnings amount, CIENA may be required to recognize additional goodwill impairment charges.

     Deferred Tax Valuation Allowance

     As of April 30, 2003, CIENA has recorded a valuation allowance of $804.0 million against the gross deferred tax assets of $804.0 million. CIENA calculated the valuation allowance in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Positive evidence, such as operating results during the most recent three-year period, is given more weight when due to the current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred assets will be achieved. CIENA’s results over the most recent three-year period were heavily affected by CIENA’s recent deliberate and planned business restructuring activities. CIENA’s cumulative loss in the most recent three-year period represents sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. CIENA intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

     Accounting for Stock Options

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”. SFAS 123 allows companies to account for stock-based compensation either under the new provisions of SFAS 123 or using the intrinsic value method provided by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted.

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

     The Company has elected to continue to account for its stock-based compensation in accordance with the provisions of APB 25 as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25”, (“FIN 44”) and present the pro forma disclosures required by SFAS 123 as amended by SFAS 148. See Note 12.

     Newly Issued Accounting Standards

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard did not have a material impact on CIENA’s financial statements.

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

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

     Reclassification

     Certain prior year amounts have been reclassified to conform to current year consolidated financial statement presentation.

2) RESTRUCTURING COSTS

     The following table displays the activity and balances of the restructuring reserve account for the period ended April 30, 2003 (in thousands):

							Liabilities recorded
							in connection with
	Workforce			Consolidation of			purchase
	reduction			excess facilities			combination	Total

Initial reserve recorded	$—			$15,439	(a	)	$—	$15,439
Non-cash charges	—			—			—	—
Cash payments	—			—			—	—

Balance at October 31, 2001	—			15,439			—	15,439
Additional reserve recorded	32,929	(b	)	192,500	(b	)	3,792 (c)	229,221
Non-cash charges	(893)			(113,596)			—	(114,489)
Cash payments	(26,837)			(6,498)			(3,671)	(37,006)

Balance at October 31, 2002	5,199			87,845			121	93,165
Additional reserve recorded	3,952	(d	)	455	(d	)	—	4,407
Adjustment to previous estimates	(523	)(d	)	(1,160	)(d	)	—	(1,683)
Non-cash charges	(1,913)			(11,293)			—	(13,206)
Cash payments	(5,654)			(7,220)			(121)	(12,995)

Balance at April 30, 2003	$1,061			$68,627			$—	$69,688

Current restructuring liabilities	$1,061			$11,211			$—	$12,272

Non-current restructuring liabilities	$—			$57,416			$—	$57,416

(a)	During the fiscal year ended October 31, 2001, CIENA recorded a restructuring charge of $15.4 million relating to consolidation of excess facilities. The consolidation of excess facilities included the closure of certain manufacturing warehouse facilities and the consolidation of certain operational centers related to business activities that were restructured. The charge included $7.0 million primarily related to lease terminations and non-cancelable lease costs and also included an $8.4 million write-down related to property and equipment consisting primarily of leasehold improvements and production equipment.

(b)	On November 12, 2001,CIENA announced a workforce reduction of approximately 380 employees concentrated in manufacturing operations staff. CIENA recorded a restructuring charge of $6.8 million associated with this action.

On February 5, 2002, CIENA announced a workforce reduction of approximately 400 employees largely concentrated in manufacturing operations and research and development activities associated with the closure of CIENA’s Marlborough, Massachusetts research and development facility. On March 26, 2002, CIENA announced a company-wide workforce reduction of approximately 650 employees. CIENA recorded a restructuring charge of $121.4 million associated with the workforce reductions, lease terminations, non-cancelable lease costs and the write-down of certain property, equipment and leasehold improvements associated with this action.

As a result of the CIENA and ONI integration and restructuring activities, CIENA recorded a charge of $11.0 million during the quarter ended July 31, 2002 associated with workforce reductions of approximately 66 employees, lease terminations, non-cancelable lease costs and the write-down of certain property, equipment and leasehold improvements. Also during the quarter ended July 31, 2002, CIENA recorded an additional restructuring charge of approximately $7.6 million to increase the estimated cost of the net lease expense for previously restructured facilities.

On September 20, 2002, CIENA announced a company-wide workforce reduction of approximately 450 employees. CIENA recorded a restructuring charge of $78.7 million associated with the workforce reductions, lease terminations, non-cancelable lease costs and the write-down of certain property, equipment and leasehold improvements associated with this action.

(c)	During the third quarter of fiscal 2002, CIENA and ONI Systems Corp. reduced their combined workforce by approximately 283 employees. Approximately $3.8 million of costs associated with the ONI workforce reduction qualify for treatment under EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Combination” and were recorded as an element of the acquisition.

(d)	On April 2, 2003, CIENA reduced its workforce by approximately 75 employees. CIENA recorded a net restructuring charge of $2.7 million associated with the workforce reduction.

     Since the fourth quarter of fiscal 2001, CIENA has recorded a net charge of $122.7 million related to the write-down and disposal of certain property, equipment and leasehold improvements. These assets are being carried at their fair market value less selling and disposal costs. The remaining facilities balance is related to the net lease expense. This will be paid over the respective lease terms through fiscal 2019.

3) MARKETABLE DEBT AND EQUITY SECURITIES

     Cash, short-term and long-term investments are comprised of the following (in thousands):

	April 30, 2003

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value

Corporate bonds	$411,673	$1,599	$—	$413,272
Asset backed obligations	227,062	1,248	—	228,310
Municipal bonds	5,122	41	—	5,163
Commercial paper	12,497	61	—	12,558
US government obligations	643,680	5,254	—	648,934
Money market funds	509,407	—	—	509,407

	$1,809,441	$8,203	$—	$1,817,644

Included in cash and cash equivalents	$509,407	$—	$—	$509,407
Included in short-term investments	726,307	3,732	—	730,039
Included in long-term investments	573,727	4,471	—	578,198

	$1,809,441	$8,203	$—	$1,817,644

	October 31, 2002

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Loses	Value

Corporate bonds	$669,699	$2,639	$521	$671,817
Asset-backed obligations	109,755	625	—	110,380
Municipal bonds	20,745	92	—	20,837
Commercial paper	98,215	119	—	98,334
US obligations	793,327	6,580	—	799,907
Money market funds	377,189	—	—	377,189

	$2,068,930	$10,055	$521	$2,078,464

Included in cash and cash equivalents	$377,189	$—	$—	$377,189
Included in short-term investments	1,126,733	4,202	521	1,130,414
Included in long-term investments	565,008	5,853	—	570,861

	$2,068,930	$10,055	$521	$2,078,464

     The following table summarizes maturities of debt investments (including restricted investments) at April 30, 2003 (in thousands):

		Estimated Fair
	Amortized Cost	Value

Less than one year	$726,307	$730,039
Due in 1-2 years	545,219	549,543
Due in 2-5 years	28,508	28,655

	$1,300,034	$1,308,237

4) ACCOUNTS RECEIVABLE

     As of April 30, 2003, the trade accounts receivable included three customers who accounted for 20.9%, 17.4%, and 12.3% of the trade accounts receivable. As of October 31, 2002, the trade accounts receivable included three customers who accounted for 19.3%, 15.0%, and 12.8% of the trade accounts receivable.

     CIENA performs ongoing credit evaluations of its customers and generally has not required collateral or other forms of security from its customers. CIENA maintains an allowance for potential losses on a specific identification basis. CIENA’s allowance for doubtful accounts as of April 30, 2003 and October 31, 2002 was $9.7 million and $9.5 million, respectively.

5) INVENTORIES

     Inventories are comprised of the following (in thousands):

	October 31,	April 30,
	2002	2003

Raw materials	$34,025	$21,831
Work-in-process	12,658	5,266
Finished goods	48,485	36,330

	95,168	63,427
Less reserve for excess and obsolescence	(48,145)	(31,492)

	$47,023	$31,935

     During the six months ended April 30, 2003, the Company recorded a benefit for excess inventory of $4.1 million, primarily related to the realization of sales from previously reserved excess inventory. The following is a summary of the change in the reserve for excess and obsolete inventory during the six months ended April 30, 2003 (in thousands):

Inventory Reserve

Reserve balance as of Oct. 31, 2002	$48,145
Benefit for excess inventory	(4,103)
Actual inventory scrapped	(12,550)

Reserve balance as of April 30, 2003	$31,492

     The following is a summary of the change in the reserve for excess and obsolete inventory during the six months ended April 30, 2002 (in thousands):

Inventory Reserve

Reserve balance as of Oct. 31, 2001	$53,804
Provision for excess inventory	210,239
Actual inventory scrapped	(137,637)

Reserve balance as of April 30, 2002	$126,406

     During the six months ended April 30, 2002, the Company recorded a provision for excess inventory of $210.2 million and a charge for excess inventory purchase commitments of $33.5 million.

6) EQUIPMENT, FURNITURE AND FIXTURES

     Equipment, Furniture and Fixtures are comprised of the following (in thousands):

	October 31,	April 30,
	2002	2003

Equipment, furniture and fixtures	$380,316	$385,347
Leasehold improvements	78,761	69,822

	459,077	455,169
Accumulated depreciation and amortization	(266,501)	(300,191)
Construction in-progress	4,375	30

	$196,951	$155,008

     During the six months ended April 30, 2003, the Company recorded net charges of $0.5 million related to the write-down and disposal of certain property, equipment and leasehold improvements as part of its restructuring program. See Note 2.

7)	OTHER INTANGIBLE ASSETS

Other intangible assets are comprised of the following (in thousands):

	October 31, 2002			April 30, 2003

	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangible	Amortization	Intangible	Intangible	Amortization	Intangible

Developed technology	$60,700	$(11,409)	$49,291	$60,700	$(15,744)	$44,956
Patents and licenses	14,155	(1,989)	12,166	36,655	(5,194)	31,461
Covenants not to compete	2,100	(1,100)	1,000	2,100	(1,883)	217

	$76,955		$62,457	$99,455		$76,634

     Upon acquiring ONI Systems Corp., CIENA became the defendant in the lawsuit originally brought on March 10, 2000, against ONI by Nortel Networks Inc. in the United States District Court for the Northern District of California. In addition, on November 27, 2002, Nortel Networks filed another complaint in the United States District Court for the Eastern District of Texas. In January 2003, CIENA reached an agreement with Nortel Networks to resolve both lawsuits. Under the agreement, CIENA made a one-time payment of $25 million to Nortel Networks, and Nortel Networks granted CIENA a license under the patents in suit and certain related patents. Both lawsuits have been dismissed, and Nortel Networks and CIENA have agreed not to sue each other for patent infringement for two years, during which time they will seek to negotiate a cross-license arrangement between them. CIENA accounted for the $25.0 million liability by recording an expense of $2.5 million in first quarter 2003 related to the settlement of the litigation, and recording the remaining $22.5 million as an intangible asset that will be amortized over eight years based upon the expected life of the patent rights acquired in the settlement.

     The aggregate amortization expense of other intangible assets was $1.8 million and $4.4 million for the quarters ended April 30, 2002 and 2003, respectively. Expected future amortization of other intangible assets is as follows (in thousands):

Year ended October 31,
2003 (remaining six months)	$8,342
2004	12,541
2005	12,541
2006	12,541
2007	12,541
Thereafter	18,128

$76,634

8) OTHER BALANCE SHEET DETAILS

     Other long-term assets are comprised of the following (in thousands):

	October 31,	April 30,
	2002	2003

Maintenance spares inventory, net	$27,170	$26,211
Deferred debt issuance costs	15,897	14,383
Investments in privately held companies	16,052	16,042
Other	11,477	11,178

	$70,596	$67,814

     Accrued liabilities (in thousands):

	October 31,	April 30,
	2002	2003

Warranty	$42,040	$38,291
Other contractual obligations	3,458	1,851
Accrued compensation, payroll related tax and benefits	37,466	37,306
Accrued excess inventory purchase commitments	1,892	1,680
Accrued interest payable	6,981	6,579
Accrued Pirelli settlement	11,000	—
Other	29,751	26,388

	$132,588	$112,095

     The following is a summary of the change in the company’s accrued warranty during the six months ended April 30, 2003 (in thousands):

Accrued Warranty

Balance as of Oct. 31, 2002	$42,040
Provisions for warranty	3,405
Settlements made	(7,154)

Balance as of April 30, 2003	$38,291

     Deferred revenue (in thousands):

	October 31,	April 30,
	2002	2003

Products	$8,175	$9,205
Services	22,657	23,480

Total deferred revenue	30,832	32,685
Less current portion	(15,388)	(18,850)

Long-term deferred revenue	$15,444	$13,835

9) CONVERTIBLE NOTES PAYABLE

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

     On June 21, 2002, CIENA assumed the outstanding ONI 5.00% convertible subordinated notes, in an aggregate principal amount of $300 million, due October 15, 2005. Interest is payable on April 15 and October 15 of each year. The ONI convertible subordinated notes were initially recorded at a value of $218.0 million based upon the fair value of the outstanding notes at the time of the acquisition.

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

     The remaining outstanding ONI convertible subordinated notes have a carrying value of $38.5 million and a face value of $48.3 million. CIENA is accreting the difference between the values over the remaining period to October 15, 2005, such that the carrying value of the outstanding notes equals the principal value at the time the notes become due. Accretion of the principal was $4.5 million for the first six months of fiscal 2003.

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

10) EARNINGS (LOSS) PER SHARE CALCULATION

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

	Quarter ended April 30,

	2002	2003

Net loss	$(612,153)	$(75,461)

Weighted average shares-basic	328,764	433,932

Effect of dilutive securities:
Weighted average shares-diluted	328,764	433,932
Basic EPS	$(1.86)	$(0.17)

Diluted EPS	$(1.86)	$(0.17)

	Six months ended April 30,

	2002	2003

Net loss	$(682,744)	$(182,603)

Weighted average shares-basic	328,312	433,330

Effect of dilutive securities:
Weighted average shares-diluted	328,312	433,330

Basic EPS	$(2.08)	$(0.42)

Diluted EPS	$(2.08)	$(0.42)

     Stock options to purchase 46.8 million and 40.1 million shares of common stock were outstanding during the quarters ended April 30, 2002 and April 30, 2003, respectively, but were not included in the computation of diluted EPS as the effect would be anti-dilutive. In addition, stock options to purchase 45.6 million and 35.9 million shares of common stock were outstanding during the six months ended April 30, 2002 and April 30, 2003, respectively, but were not included in the computation of diluted EPS as the effect would be anti-dilutive.

11) COMPREHENSIVE INCOME

     The components of comprehensive income are as follows (in thousands):

	Quarter ended April 30,		Six months ended April 30,

	2002	2003	2002	2003

Net loss	$(612,153)	$(75,461)	$(682,744)	$(182,603)
Change in unrealized loss on available-for-sale securities, net of tax	(1,836)	(1,641)	(1,386)	(1,331)
Change in accumulated translation adjustments	54	129	110	202

Total comprehensive loss	$(613,935)	$(76,973)	$(684,020)	$(183,732)

12) PRO FORMA STOCK-BASED COMPENSATION

     Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined based on the fair value at the grant date for awards in the second quarter of fiscal 2002 and 2003 consistent with the provisions of SFAS 123 as amended by SFAS 148, the Company’s net loss and net loss per share for the second quarter of fiscal 2002 and 2003 would have increased to the pro forma amounts indicated below (in thousands, except per share):

	Quarter ended April 30,		Six months ended April 30,

	2002	2003	2002	2003

Net loss applicable to common stockholders — as reported	$(612,153)	$(75,461)	$(682,744)	$(182,603)
Compensation expense determined under the fair value method	(35,485)	(19,958)	(143,477)	(48,752)
Deferred compensation amortized	4,492	4,428	9,626	9,359

Net loss applicable to common stockholders — pro forma	$(643,146)	$(90,991)	$(816,595)	$(221,996)

Basic net loss per share — as reported	$(1.86)	$(0.17)	$(2.08)	$(0.42)

Basic net loss per share — pro forma	$(1.96)	$(0.21)	$(2.49)	$(0.51)

Diluted net loss per share — as reported	$(1.86)	$(0.17)	$(2.08)	$(0.42)

Diluted net loss per share — pro forma	$(1.96)	$(0.21)	$(2.49)	$(0.51)

     The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

     The weighted average fair value of each option granted under the various stock option plans for the second quarter of fiscal 2002 and 2003 is $7.97 and $3.61 respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal years 2002 and 2003:

	Employee Stock Option Plans

	Quarter Ended		Quarter Ended

	January 31,	April 30,	January 31,	April 30,

	2002	2002	2003	2003

Expected volatility	92%	92%	92%	84%
Risk-free interest rate	2.6%	2.6%	2.6%	2.6%
Expected life (years)	4.5	4.5	4.5	4.5
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

	Employee Stock Purchase Plans

	Quarter Ended		Quarter Ended

	January 31,	April 30,	January 31,	April 30,

	2002	2002	2003	2003

Expected volatility	n/a	92%	n/a	84%
Risk-free interest rate	n/a	1.3%	n/a	1.3%
Expected life (years)	n/a	0.5	n/a	0.5
Expected dividend yield	n/a	0.0%	n/a	0.0%

n/a = no Employee Stock Purchase occurred during the first quarter of fiscal 2002 and 2003

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected volatility rates, which are based upon historical volatility rates, trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, existing models, including the Black-Scholes option-pricing model, do not necessarily provide a reliable single measure of the fair value of the Company’s options.

13) SEGMENT REPORTING

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS No.131), “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one operating segment and reports only certain enterprise-wide disclosures.

     The Company’s geographic distribution of revenue for the quarter and six months ended April 30, 2002 and 2003 are as follows (in thousands):

	Quarter Ended April 30,				Six Months Ended April 30,

	2002	%	2003	%	2002	%	2003	%

Domestic	$49,573	56.9	$50,371	68.5	$175,388	70.4	$95,073	66.0
International	37,480	43.1	23,169	31.5	73,821	29.6	48,941	34.0

Total	$87,053	100.0	$73,540	100.0	$249,209	100.0	$144,014	100.0

     The Company’s revenue derived from products and services for the quarter and six months ended April 30, 2002 and 2003 are as follows (in thousands):

	Quarter Ended April 30,				Six Months Ended April 30,

	2002	%	2003	%	2002	%	2003	%

Products	$73,466	84.4	$63,397	86.2	$213,399	85.6	$124,617	86.5
Services	13,587	15.6	10,143	13.8	35,810	14.4	19,397	13.5

Total	$87,053	100.0	$73,540	100.0	$249,209	100.0	$144,014	100.0

     Historically, the Company has relied on a limited number of customers for its revenue. During the quarter and six months ended April 30, 2002 and 2003, customers who each accounted for at least 10% of the Company’s revenue during the respective periods are as follows (in thousands):

	Quarter Ended April 30,				Six Months Ended April 30,

	2002	%**	2003	%**	2002	%**	2003	%**

Company A	$18,297	21.0	$12,540	17.1	$57,595	23.1	$26,811	18.6
Company B	14,587	16.7	*	—	*	—	*	—
Company C	10,516	12.1	*	—	57,093	22.9	*	—
Company D	8,950	10.3	8,336	11.3	*	—	*	—
Company E	*	—	11,001	15.0	*	—	19,346	13.4
Company F	*	—	*	—	*	—	17,948	12.5

Total	$52,350	60.1	$31,877	43.4	$114,688	46.0	$64,105	44.5

*– denotes revenue recognized less than 10% of total revenue for the period.

**– denotes % of total revenue

14) CONTINGENCIES

     Legal Proceedings

     On October 3, 2000, Stanford University and Litton Systems filed a complaint in the United States District Court for the Central District of California alleging that optical fiber amplifiers incorporated into CIENA’s products infringe U.S. Patent No. 4,859,016. The complaint seeks injunctive relief, royalties and damages. CIENA was first served with this complaint on April 30, 2003. Although CIENA are currently engaged in discussions with the plaintiff regarding settlement of the matter, The Company believes that it has a valid defenses to the lawsuit and intend to defend it vigorously.

     On July 19, 2000, CIENA and CIENA Properties, Inc., a wholly owned subsidiary of CIENA, filed a complaint in the United States District Court for the District of Delaware requesting damages and injunctive relief against Corvis Corporation (“Corvis”). The suit charged Corvis with infringing four patents relating to CIENA’s optical networking communication systems and technology. A jury trial to determine whether Corvis is infringing these patents commenced on February 10, 2003. On February 24, 2003, the jury decided that Corvis was infringing one of the patents and not infringing two others. The jury was deadlocked with respect to infringement on the fourth patent. This trial was immediately followed by a trial on Corvis’ affirmative defenses based on the validity of two of the patents. On February 28, 2003, the jury in this trial determined that the patents were valid. In April 2003, following a third trial, another jury decided that Corvis had infringed the fourth patent on which the previous jury had deadlocked. Based on these favorable verdicts collectively holding that Corvis is infringing two valid CIENA patents, CIENA plans to seek an injunction to prohibit the sale by Corvis of the infringing products.

     As a result of the merger with ONI, CIENA became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of our common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Mr. Davis have been dismissed from the action with out prejudice pursuant to a tolling agreement. In July 2002, ONI and other issuers in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim, which was denied as to ONI on February 19, 2003. CIENA intends to continue to defend these actions vigorously.

     As a result of the merger with ONI, CIENA also became a defendant in two substantially identical purported class actions on behalf of ONI security holders originally brought against ONI and members of its board of directors. The complaints allege that the director defendants breached their fiduciary duties to ONI in approving the merger with CIENA and seek declaratory, injunctive and other relief permitted by equity. The plaintiffs failed to obtain an injunction against completion of the merger. The first of these cases was filed on February 20, 2002, in the Superior Court of the State of California, County of San Mateo, and is encaptioned K.W. Sams, On Behalf of Himself and All Others Similarly Situated v. ONI Systems Corporation, et al. The second case was brought on March 19, 2002, in the Superior Court of the State of California, County of Santa Clara, and is encaptioned Steven Myeary, On Behalf of Himself and All Others Similarly Situated v. ONI Systems Corporation. On April 14, 2003, the plaintiffs in these cases filed a consolidated amended complaint and named three additional defendants: CIENA Corporation, Kleiner Perkins Caufield & Byers and Mohr Davidow Ventures. CIENA believes that these lawsuits are without merit and will continue to defend them vigorously.

     On May 3, 2002, a shareholder derivative complaint alleging violations of California state law was filed in the Superior Court of the State of California, County of Santa Clara against ONI. As a result of the merger with ONI CIENA has also become a defendant in the lawsuit. The complaint names Hugh Martin; the other members of the ONI’s board of directors; Terrence J. Schmid, ONI's former chief financial officer and vice president, finance and administration; and certain underwriters of ONI’s initial public offering as defendants. The complaint alleges that the defendants breached their fiduciary duties, acted negligently and were unjustly enriched in determining the offering price of ONI Systems common stock in ONI’s initial public offering. No specific amount of damages has been claimed. The complaint is encaptioned Sabrina J. Kurzman and Michael J. Kurzman, Derivatively on Behalf of ONI Systems Corp. v. Hugh C. Martin. In September 2002, CIENA filed a motion to dismiss the complaint. The Company’s motion to dismiss was granted by the court on November 6, 2002. On December 2, 2002, the plaintiffs filed a notice of appeal from the court’s order.

15) BUSINESS COMBINATIONS

     On April 9, 2003, CIENA announced that it had entered into an agreement to acquire by merger Wavesmith Networks Inc. a privately held corporation headquartered in Acton, Massachusetts. Wavesmith is a leading innovator of multiservice switching. Under the terms of the acquisition agreement, WaveSmith will merge into CIENA, and all remaining outstanding shares of WaveSmith common and preferred stock will be exchanged for approximately 36 million shares of CIENA common stock. This includes shares for the assumption of WaveSmith’s employee stock options, which will be converted into options to purchase CIENA shares. The aggregate value of the shares to be issued by CIENA at the time of the announcement of the merger was approximately $158 million, excluding the value of CIENA common stock issuable to CIENA as a result of a previous investment by CIENA in WaveSmith. The WaveSmith acquisition is subject to approval by the stockholders of WaveSmith, and a shareholder meeting has been set for June 11, 2003. If the WaveSmith shareholders give their approval, we expect to complete the transactions within a few days of the meeting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Under the heading “Risk Factors”, we have described what we believe to be some of the major risks related to these forward-looking statements, as well as the general outlook for our business. Investors should review these risk factors and the rest of this quarterly report in combination with the more detailed description of our business in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on December 12, 2002, for a more complete understanding of the risks associated with an investment CIENA’s common stock.

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

     In early 2001, the telecommunications industry began a severe decline, which has affected almost all of its segments, including equipment suppliers like CIENA. This decline has continued and has caused the market for our equipment to shrink substantially, with a resulting adverse impact on our revenue and profitability. In response, we have embarked upon a corporate strategy that is, among other things, designed to increase our addressable market by increasing our product offerings. We plan to add new products, through internal development, acquisitions and strategic alliances, that can be used to offer data communications services as well as products designed to be deployed at the edge of a carrier’s network, where we expect a large portion of carrier spending to occur over the next few years.

     In April 2003, as part of our efforts to implement this strategy, we entered into an agreement to acquire by merger WaveSmith Networks, Inc., a privately held corporation headquartered in Acton, Massachusetts. This acquisition will enable us to add WaveSmith’s multiservice data switching product to our portfolio. This product, which is designed to be deployed at the edge of carrier networks, is based on the widely-deployed ATM (Asynchronous Transfer Mode) and frame relay standards and also provides an easy migration path to next-generation technologies.

     Under the terms of the acquisition agreement, WaveSmith will merge into CIENA, and all remaining outstanding shares of WaveSmith common and preferred stock will be exchanged for approximately 36 million shares of CIENA common stock. This includes shares for the assumption of WaveSmith’s employee stock options, which will be converted into options to purchase CIENA shares. The aggregate value of the shares to be issued by CIENA at the time of the announcement of the merger was approximately $158 million, excluding the value of CIENA common stock issuable to CIENA as a result of a previous investment by CIENA in WaveSmith. The WaveSmith acquisition is subject to approval by the stockholders of WaveSmith, and a shareholder meeting has been set for June 11, 2003. If the WaveSmith shareholders give their approval, we expect to complete the transaction within a few days of the meeting.

     As of April 30, 2003, CIENA and its subsidiaries employed 2,005 persons, which was a net reduction of 113 persons from the 2,118 employed on October 31, 2002.

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements requires CIENA to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, CIENA re-evaluates its estimates, including those related to bad debts, inventories, investments, intangible assets, goodwill, income taxes, warranty obligations, restructuring, contingencies and litigation. CIENA bases its estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Among other things, these estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. CIENA believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

     CIENA recognizes product revenue in accordance with the shipping terms specified and where collection is reasonably assured. For transactions where CIENA has yet to obtain customer acceptance, revenue is deferred until the terms of acceptance are satisfied. Revenue for installation services is recognized as the services are performed unless the terms of the supply contract combine product acceptance with installation,. Revenue from installation services are recognized when the terms of acceptance are satisfied and installation is completed. Revenue from installation service fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheet. For transactions involving the sale of software, revenue is recognized in accordance with Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition”, including deferral of revenue recognition in instances where vendor specific objective evidence for undelivered elements is not determinable. For distributor sales where risks of ownership have not transferred, CIENA recognizes revenue when the product is shipped through to the end user.

Allowances for Doubtful Accounts

     CIENA maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of CIENA’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of April 30, 2003, our accounts receivable balance, net of allowances for doubtful accounts of $9.7 million, was $32.4 million, which included three customers that accounted for 20.9%, 17.4%, and 12.3% of the net trade accounts receivable.

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

Reserve for Inventory Obsolescence

     CIENA writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the six months ended April 30, 2003, CIENA recorded a benefit for inventory reserves of $4.1 million primarily related to the realization of sales from previously reserved excess inventory. If actual market conditions differ from those CIENA has projected, CIENA may be required to take additional inventory write-downs or to record additional benefits.

Restructuring

     As part of its restructuring costs, CIENA provides for the estimated cost of the net lease expense for facilities that are no longer being utilized. The provision is equal to the future minimum lease payments under contractual obligations offset by estimated future sublease payments. As of the end of the first six months of fiscal 2003, CIENA’s accrued restructuring liability related to net lease expense and other related charges was $68.6 million. If actual market conditions are less favorable than those CIENA has projected, CIENA may be required to recognize additional restructuring costs associated with these facilities.

Minority Investments

     CIENA holds minority interests in several companies having operations or technology in areas within its strategic focus. As of April 30, 2003, $16.0 million of these investments are included in other long-term assets. CIENA records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. During the six months ended April 30, 2003, no material impairment charges were recorded. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Impairment of Goodwill

     Effective November 1, 2001, CIENA adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and ceased to amortize goodwill. As of April 30, 2003, CIENA’s assets include $212.5 million related to goodwill. SFAS 142 requires that we cease to amortize goodwill and to test it for impairment on an annual basis, and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of CIENA below its earnings amount. Since no event occurred or circumstances changed during the first six months of fiscal 2003 that would, more likely than not, reduce the fair value of CIENA below its earnings amount, no impairment was recorded in the first six months of fiscal 2003. If actual market conditions are less favorable than those we have projected or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of CIENA below its earnings amount, we may be required to recognize additional goodwill impairment charges.

Deferred Tax Valuation Allowance

     As of April 30, 2003, CIENA has recorded a valuation allowance of $804.0 million against our gross deferred tax assets of $804.0 million. We calculated the valuation allowance in accordance with the provisions of Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS 109”) which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Positive evidence, such as operating results during the most recent three-year period, is given more weight when due to our current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred assets will be achieved. Our results over the most recent three-year period were heavily affected by our recent deliberate and planned business restructuring activities. Our cumulative loss in the most recent three-year period represents sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

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

     We have elected to continue to account for stock-based compensation in accordance with the provisions of APB 25 as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25”, (“FIN 44”) and present the pro forma disclosures required by SFAS 123 as amended by SFAS 148.

Results of Operations

Quarter Ended April 30, 2002 Compared to Quarter Ended April 30, 2003

     Revenue. We recognized revenue of $87.1 million and $73.5 million for the quarters ended April 30, 2002 and 2003, respectively. The decrease of $13.5 million or 15.5% was due primarily to the continued decline in demand for optical networking products worldwide. This decrease in revenue occurred even though we had sales to 65 customers in the second quarter of fiscal 2003, as compared to 38 customers in the second quarter of fiscal 2002. CIENA’s geographic distribution of revenue for the second quarter of fiscal 2002 and 2003 were as follows (in thousands):

	Quarter Ended April 30,

	2002	%	2003	%

Domestic	$49,573	56.9	$50,371	68.5
International	37,480	43.1	23,169	31.5

Total	$87,053	100.0	$73,540	100.0

     During the second quarter of fiscal 2003, we derived the majority of our revenue from sales of intelligent core switching products, short-distance optical transport equipment and metro switching products. During the second quarter of fiscal 2002, we derived the majority of our revenue from sales of intelligent core switching products, metro switching products and long-distance optical transport products. CIENA’s revenue from products and services for the second quarter of fiscal 2002 and 2003 were as follows (in thousands):

	Quarter Ended April 30,

	2002	%	2003	%

Products	$73,466	84.4	$63,397	86.2
Services	13,587	15.6	10,143	13.8

Total	$87,053	100.0	$73,540	100.0

     Historically, we have relied on a limited number of customers for a substantial portion of our revenue. During the second quarter of fiscal 2002 and 2003, certain customers each accounted for at least 10% of our revenue during the respective periods as follows (in thousands):

	Quarter Ended April 30,

	2002	%**	2003	%**

A	$18,297	21.0	$12,540	17.1
B	14,587	16.7	*	—
C	10,516	12.1	*	—
D	8,950	10.3	8,336	11.3
E	*	—	11,001	15.0

Total	$52,350	60.1	$31,877	43.4

* - Accounted for less than 10% of the total revenue for the period.

** - Denotes % of total revenue

     Gross Profit (Loss). Gross profit (loss) was ($223.7) million and $18.2 million for the quarters ended April 30, 2002 and 2003, respectively. Gross loss for the second quarter of fiscal 2002 included a provision for inventory obsolescence, including purchase commitments, of approximately $223.3 million. During the second quarter of fiscal 2003, we recorded a benefit for inventory reserves of $1.4 million primarily related to the realization of sales from previously reserved excess inventory. The $242.0 million increase in gross profit in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002 was primarily the result of the change in provision for inventory obsolescence.

     Gross margin was (257.0%) and 24.8% of revenue for the second quarter of fiscal 2002 and 2003, respectively. The increase was largely attributable to decreases in inventory obsolescence costs, increases in manufacturing efficiencies, and improvements in margin from installation and technical support services.

     Research and Development Expenses. Research and development expenses (exclusive of stock compensation costs of $3.5 and $3.4 million) were $59.6 million and $52.2 million for the quarters ended April 30, 2002 and 2003, respectively. During the second quarter of fiscal 2002 and 2003, research and development expenses were 68.4% and 71.0% of revenue, respectively. The $7.4 million or 12.4% decrease in research and development expenses in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002 was the result of decreased consulting expenses, reduced spending on prototype parts and decreased depreciation expense. CIENA expenses research and development costs as incurred.

     Selling and Marketing Expenses. Selling and marketing expenses (exclusive of stock compensation costs of $0.9 and $0.7 million) were $29.8 million and $25.7 million for the quarters ended April 30, 2002 and 2003, respectively. During the second quarter of fiscal 2002 and 2003, selling and marketing expenses were 34.3% and 34.9% of revenue, respectively. The $4.2 million or 14.0% decrease in selling and marketing expenses in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002 was primarily the result of decreased facility related expenses, decreased costs associated with trade-show participation and travel expenses.

     General and Administrative Expenses. General and administrative expenses (exclusive of stock compensation costs of $0.2 and $0.3 million) were $13.3 million and $8.1 million for the quarters ended April 30, 2002 and 2003, respectively. During the second quarter of fiscal 2002 and 2003, general and administrative expenses were 15.3% and 11.0% of revenue, respectively. The $5.2 million or 39.2% decrease in general and administrative expenses from the second quarter of fiscal 2002 compared to the second quarter of fiscal 2003 was primarily the result of reductions in consulting expenses, employee related costs and travel expenses.

     Deferred Stock Compensation Costs. Deferred stock compensation costs were $4.5 and $4.4 million for the quarters ended April 30, 2002 and 2003 respectively. As part of our June 2002 acquisition of ONI Systems Corp., we recorded additional deferred stock compensation of $8.8 million related to the unvested stock options and restricted stock assumed in the acquisition. As part of our March 2001 acquisition of Cyras Systems, Inc., we recorded $98.5 million of deferred stock compensation related to the unvested stock options and restricted stock assumed in the acquisition. Deferred stock compensation is presented as a reduction of stockholders’ equity and is a non-cash expense amortized over the remaining vesting period of the applicable options. As of April 30, 2003, the balance of deferred stock compensation presented as a reduction of stockholder’s equity was $12.2 million.

     Amortization of Intangible Assets. Amortization of intangible assets was $1.8 million and $3.4 million for the quarters ended April 30, 2002 and 2003, respectively. As part of our acquisition of Cyras, we recorded $47.7 million worth of other intangible assets. The intangible asset from the Cyras purchase is being amortized over a seven-year period. As part of our June 2002 acquisition of ONI, we recorded $15.1 million of other intangible assets. Amortization of these intangible assets from ONI ranged from two months to seven years.

     Restructuring Costs. During the second quarter of fiscal 2002, we recorded a restructuring charge of $121.4 million associated with workforce reductions, lease terminations, non-cancelable lease costs and the write-down of certain property, equipment and leasehold improvements. During the second quarter of fiscal 2003, we recorded a restructuring charge of $4.3 million associated with a workforce reduction, offset by a credit of $1.6 million related to the adjustment of previously estimated restructuring charges.

     Provision for Doubtful Accounts. We recorded a provision for doubtful accounts of approximately $16.1 million in the second quarter of fiscal 2002. This provision relates to the estimated losses from two customers whose financial conditions suggested that they would not be able to make required payments to CIENA. No provision was recorded in the second quarter of fiscal 2003.

     Interest and Other Income (Expense), Net. Interest and other income (expense), net were $15.0 million and $11.1 million for the quarters ended April 30, 2002 and 2003, respectively. The $3.9 million decrease was attributable to the impact of lower average interest rates and lower cash and invested balances offset by the receipt of $1.2 million of other income.

     Interest Expense. Interest expense was $8.6 million and $8.1 million for the quarters ended April 30, 2002 and 2003, respectively. The $0.6 million or 6.7% decrease was attributable to the decrease in our debt obligations.

     Loss on Equity Investments, Net. Loss on equity investments, net was $0.4 million for the second quarter of fiscal 2002. This realized loss of $0.4 million was from a decline in the fair value of a public equity investment that was determined to be other than temporary.

     Provision for Income Taxes. Our provision for income taxes was $148.0 million for the quarter ended April 30, 2002. This was inclusive of an income tax benefit of $157.8 million or 34.0% on net loss for the quarter, offset by a $305.8 million non-cash charge to establish a valuation allowance against our gross deferred tax assets. CIENA’s provision for income taxes was $0.3 million for the quarter ended April 30, 2003. The provision was primarily attributable to foreign taxes related to CIENA’s foreign operations. We did not record a tax benefit for CIENA’s domestic losses during the quarter ended April 30, 2003. We intend to maintain a valuation allowance against certain deferred tax assets until sufficient positive evidence exists to support its reversal.

     Net Loss. Our net loss for the quarters ended April 30, 2002 and 2003 was $612.2 million and $75.5 million, respectively.

Six Months Ended April 30, 2002 Compared to Six Months Ended April 30, 2003

     Revenue. We recognized revenue of $249.2 million and $144.0 million for the six months ended April 30, 2002 and 2003, respectively. The decrease of $105.2 million, or 42.2%, was due primarily to the reduction in demand for optical networking products worldwide. This decrease in revenue occurred even though we had sales to 78 customers in the first six months of fiscal 2003 as compared to 48 customers in the first six months of fiscal 2002. CIENA’s geographic distribution of revenue for the first six months fiscal 2002 and 2003 are as follows (in thousands):

	Six months ended April 30,

	2002	%	2003	%

Domestic	$175,388	70.4	$95,073	66.0
International	73,821	29.6	48,941	34.0

Total	$249,209	100.0	$144,014	100.0

     During the first six months of fiscal 2003, we derived the majority of our revenue from sales of intelligent core switching products, short-distance optical transport equipment and metro switching products. Revenue during the first six months of fiscal 2002 was primarily from sales of intelligent core switching products, metro switching products and long-distance optical transport products. CIENA’s revenue derived from products and services for the first six months of fiscal 2002 and 2003 are as follows (in thousands):

	Six months ended April 30,

	2002	%	2003	%

Products	$213,399	85.6	$124,617	86.5
Services	35,810	14.4	19,397	13.5

Total	$249,209	100.0	$144,014	100.0

     Historically, we have relied on a limited number of customers for a substantial portion of our revenue. During the first six months of fiscal 2002 and 2003, certain customers each accounted for at least 10% of our revenue during the respective periods as follows (in thousands):

	Six months ended April 30,

	2002	%**	2003	%**

A	$57,595	23.1	$26,811	18.6
B	*	—	19,346	13.4
C	57,093	22.9	*	—
D	*	—	17,948	12.5

Total	$114,688	46.0	$64,105	44.5

* Accounted for less than 10% of total revenue for the period.

** - Denotes % of total revenue

     Gross Profit (Loss). Gross profit (loss) was ($201.3) million and $34.5 million for the six months ended April 30, 2002 and 2003, respectively. Gross loss for the first six months of fiscal 2002 included a provision for inventory obsolescence, including purchase commitments, of approximately $243.7 million. During the first six months of fiscal 2003, we recorded a benefit for inventory reserves of $4.1 million primarily related to the realization of sales from previously reserved excess inventory. The $235.8 million increase in gross profit in the first six months of fiscal 2002 compared to the first six months of fiscal 2003 was primarily the result of the reduction in charges related to excess and obsolete inventory.

     Gross margin was (80.8%) and 23.9% of revenue for the first six months of fiscal 2002 and 2003, respectively. The increase was largely attributable to decreases in inventory obsolescence costs, increases in manufacturing efficiencies, and improvements in margin from installation and technical support services.

     Research and Development Expenses. Research and development expenses (exclusive of stock compensation costs of $7.4 and $7.2 million) were $124.3 million and $105.9 million for the six months ended April 30, 2002 and 2003, respectively. During the first six months of fiscal 2002 and 2003, research and development expenses were 49.9% and 73.6% of revenue, respectively. The $18.4 million or 14.8% decrease in research and development expenses in the first six months of fiscal 2003 compared to the first six months of fiscal 2002 was the result of decreased prototype costs, consulting expenses, employee costs and depreciation expense. CIENA expenses research and development costs as incurred.

     Selling and Marketing Expenses. Selling and marketing expenses (exclusive of stock compensation costs of $1.8 and $1.4 million) were $67.4 million and $52.3 million for the six months ended April 30, 2002 and 2003, respectively. During the first six months of fiscal 2002 and 2003, selling and marketing expenses were 27.1% and 36.3% of revenue, respectively. The $15.2 million or 22.5% decrease in selling and marketing expenses in the first six months of fiscal 2003 compared to the first six months of fiscal 2002 was primarily the result of the reduced levels of employee related costs, decreased costs associated with tradeshow participation and overhead costs.

     General and Administrative Expenses. General and administrative expenses (exclusive of stock compensation costs of $0.4 and $0.7 million) were $26.9 million and $20.3 million for the six months ended April 30, 2002 and 2003, respectively. During the first six months of fiscal 2002 and 2003, general and administrative expenses were 10.8% and 14.1% of revenue, respectively. The $6.7 million or 24.7% decrease in general and administrative expenses in the first six months of fiscal 2003 compared to the first six months of fiscal 2002 was primarily the result of decreases in overhead costs, consulting expenses and employee related costs.

     Deferred Stock Compensation Costs. Deferred stock compensation costs were $9.6 million and $9.4 million for the six months ended April 30, 2002 and 2003, respectively. As part of our June 2002 acquisition of ONI, we recorded additional deferred stock compensation of $8.8 million related to the unvested stock options and restricted stock assumed in the acquisition. As part of our March 2001 acquisition of Cyras, we recorded $98.5 million of deferred stock compensation related to the unvested stock options and restricted stock assumed in the acquisition. Deferred stock compensation is presented as a reduction of stockholders’ equity and is a non-cash expense amortized over the remaining vesting period of the applicable options. As of April 30, 2003, the balance of deferred stock compensation presented as a reduction of stockholder’s equity was $12.2 million.

     Amortization of Intangible Assets. Amortization of intangible assets was $3.6 million and $7.0 million for the six months ended April 30, 2002 and 2003, respectively. The $3.3 million or 92.3% increase in amortization from the first six months of fiscal 2002 to 2003 is related to an increase in our intangible assets acquired from our June 2002 acquisition of ONI, for which we recorded $15.1 million of other intangible assets. Amortization of these intangible assets from ONI ranged from two months to seven years.

     Nortel Networks Settlement Costs. Upon acquiring ONI, CIENA became the defendant in a lawsuit originally brought on March 10, 2000, against ONI by Nortel Networks in the United States District Court for the Northern District of California. In addition, on November 27, 2002, Nortel Networks filed another complaint in the United States District Court for the Eastern District of Texas. In January 2003, we reached an agreement with Nortel Networks to resolve both lawsuits. Under the settlement agreement, we made a one-time payment of $25 million to Nortel Networks, and Nortel Networks granted CIENA a license under the patents in suit and certain related patents. Both lawsuits have been dismissed, and Nortel Networks and CIENA have agreed not to sue each other for patent infringement for two years, during which time they will seek to negotiate a cross-license arrangement between them. CIENA accounted for the $25.0 million liability by recording an expense of $2.5 million in first quarter 2003 related to the settlement of the litigation, and recording the remaining $22.5 million as an intangible asset that will be amortized over eight years based upon the expected life of the patent rights acquired in the settlement.

     Restructuring Costs. During the six months ended April 30, 2002, we recorded a restructuring charge of $128.2 million associated with workforce reductions, lease terminations, non-cancelable lease costs and the write-down of certain property, equipment and leasehold improvements associated its restructuring activities. During the six months ended April 30, 2003, we recorded a restructuring charge of $4.3 associated with a workforce reduction of approximately 75 employees offset by a credit of $1.6 million related to the adjustment of previously estimated restructuring charges.

     Provision for Doubtful Accounts. We recorded a provision for doubtful accounts of $16.1 million in the six months ended April 30, 2002. This provision relates to the estimated losses from two customers whose financial condition suggested that they would not be able to make required payments to CIENA. No provision was recorded in the first six months of fiscal 2003.

     Interest and Other Income (Expense), Net. Interest income and other income (expense), net was $31.2 million and $24.4 million for the six months ended April 30, 2002 and 2003, respectively. The $6.8 million decrease in interest and other income in the first six months of fiscal 2003 compared to the first six months of fiscal 2002, was attributable to the impact of lower average interest rates and lower cash and invested balances offset by the receipt of $1.4 million of other income.

     Interest Expense. Interest expense was $19.1 million and $20.3 million for the six months ended April 30, 2002 and 2003, respectively. The $1.1 million or 5.9% increase was attributable to the increase in our debt obligations as a result of the ONI acquisition.

     Loss on Equity Investments, Net. Loss on equity investments, net was $5.7 million and $0.0 million for the six months ended April 30, 2002 and 2003 respectively. During the first six months ended April 30, 2002, CIENA realized a loss of $1.9 million from the sale of a public equity investment and a loss of $6.6 million from a decline in the fair value of a public equity investment that was determined to be other than temporary. This loss was offset when CIENA sold 80.1% of its ownership in ATI International Investments, Inc., the parent company of ATI Telecom International Ltd. (“Alta”), which resulted in a gain of $2.8 million. CIENA retains a 19.9% ownership in ATI International Investments, Inc. There have been no significant losses or equity investments for the six months ended April 30, 2003.

     Loss on Extinguishment of Debt. In the first six months of fiscal 2003, CIENA conducted a tender offer to purchase the remaining outstanding $202.9 million of the ONI 5.00% convertible subordinated notes which resulted in its purchase of $154.7 million of those notes. CIENA paid $139.2 million and accrued fees of $1.1 million related to the tender offer, for notes with a cumulative accreted book value of $119.7 million, which resulted in a loss on early extinguishment of debt of $20.6 million.

     Provision for Income Taxes. CIENA’s provision for income taxes was $111.6 million for the six months ended April 30, 2002. This was inclusive of an income tax benefit of $194.2 million or 34.0% of the net loss for the quarter, offset by a $305.8 million non-cash charge to establish a valuation allowance against our gross deferred tax assets. CIENA’s provision for income taxes was $0.6 million for the first six months of fiscal 2003. This provision was primarily attributable to foreign taxes related to CIENA’s foreign operations. We did not record a tax benefit for CIENA’s domestic losses during the first six months fiscal of 2003. CIENA intends to maintain a valuation allowance against certain deferred tax assets until sufficient positive evidence exists to support its reversal.

     Net Loss. Our net loss for the six months ended April 30, 2002 and 2003 was $682.7 million and $182.6 million, respectively.

Liquidity and Capital Resources

     At April 30, 2003, CIENA’s principal source of liquidity was its cash and cash equivalents of $509.4 million, short-term investments of $730.0 million and long-term investments of $578.2 million.

     Cash provided by operations was $148.5 million for the first six months ended April 30, 2002. This was comprised of a large net loss offset by the provision for inventory obsolescence, collection of accounts receivable, the change in the deferred income tax asset and the charge due to the non-cash portion of restructuring charges and related asset write-downs.

     Cash used in operations was $113.4 million for the six months ended April 30, 2003. This was comprised of the net loss, and the reduction in accounts payable offset by the early extinguishment of debt, the non-cash portion of restructuring charges and related asset write-downs, depreciation and amortization expense, amortization of intangibles and the reduction of inventory.

     During the six months ended April 30, 2002, cash provided by investing activities was $136.4 million. Investment activities included the net maturities of $187.7 million worth of short and long-term investments and purchases of $46.4 million of capital expenditures. The capital expenditures were primarily for test, manufacturing and computer equipment.

     During the six months ended April 30, 2003, cash provided by investing activities was $378.8 million. Investment activities included the net maturities of $393.0 million worth of short and long-term investments and purchases of $14.2 million of capital expenditures. The capital expenditures were primarily for test equipment, sales and marketing demonstration equipment, leasehold improvements and computer equipment.

     Cash used in financing activities for the six months ended April 30, 2002 was $168.0 million. On April 30, 2002 we redeemed all the outstanding Cyras Systems LLC 4.5% convertible subordinated notes at a total redemption price of $178.4 million. This is offset by the receipt of $10.2 million from the exercise of stock options.

     Cash used in financing activities for the six months ended April 30, 2003 was $133.2 million. The primary use of cash used in finance activities was related to the purchase of $154.7 million of the remaining $202.9 million outstanding ONI convertible subordinated notes. We paid $139.2 million for the notes and fees of $1.1 million related to the purchase. Also, during the six months ended April 30, 2003, we received $5.3 million from the exercise of stock options and $1.6 million from the repayment of notes receivable from stockholders.

     The following is a summary of our future minimum payments under contractual obligations as of April 30, 2003 (in thousands):

	Payment Due by Period

		Less than	One to	Three to
	Total	one year	three years	five years	More than five

Convertible notes (1)	$873,687	$28,289	$103,648	$741,750	$—
Operating leases	267,389	36,690	73,572	59,936	97,191
Purchase obligations(2)	41,484	34,484	7,000	—	—

Total	$1,182,560	$99,463	$184,220	$801,686	$97,191

Notes to above tables:

(1)	The terms of our convertible notes with a principal value of $690.0 million include interest at 3.75% payable on a semi-annual basis on February 1 and August 1 of each year; the notes are due February 1, 2008. The terms of the ONI convertible subordinated notes with a principal value of $48.3 million include interest at 5.00% payable on a semi-annual basis on April 15 and October 15 of each year; the notes are due October 15, 2005

(2)	Purchase commitments related to amounts we are obligated to pay to our contract manufacturers and component suppliers for inventory.

     The following is a summary of our other commercial commitments by commitment expiration date as of April 30, 2003 (in thousands):

		Less than	One to	Three to	More than
	Total	one year	three years	five years	five years

Standby letters of credit	$10,521	$9,911	$360	$250	$—

     Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, investment requirements, commitments, and other liquidity requirements associated with our existing operations through at least the next 12 months.

Off Balance Sheet Arrangements

     CIENA does not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

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

Our business could continue to be adversely affected by unfavorable and uncertain conditions in the communications industry and the economy in general

     Over the last two years, there has been a sharp contraction of the availability of capital to finance communications networks, and many of our customers and potential customers have experienced significant financial distress. This industry trend has been compounded by the slowing not only of the United States economy but the economies in virtually all of the countries in which we are marketing our products. These developments have caused a substantial reduction in demand for our products which has adversely affected our revenue and operating results. In addition, most of our customers have become more conservative and uncertain about their future purchases which has made managing our business difficult.

     We expect the factors described above to continue to affect our business for an indeterminate period, in several significant ways:

•	our markets will be characterized by flat or reduced capital expenditures by our customers;

•	we will continue to have only limited ability to forecast the volume and product mix of our sales;

•	managing our expenditures will be difficult in light of the uncertainties surrounding our business;

•	increased competition resulting from reduced demand will put substantial downward pressures on the pricing of our products, tending to reduce our profit margins;

•	increased competition will enable customers to insist on more favorable terms and conditions for sales, including extended payment terms or other financing assistance, as a condition of procuring their business; and

•	the bankruptcies or weakened financial condition of some of our customers may require us to write off amounts due to us from prior sales.

     The result of any one or a combination of these factors could lead to further reduced revenue and increased operating losses.

We face intense competition that could hurt our sales and profitability

     The market for optical networking equipment is extremely competitive. Competition in the optical networking market is based on varying combinations of price, functionality, software functionality, manufacturing capability, installation, services, scalability and the ability of the system solutions to meet customers’ immediate and future network requirements. A small number of very large companies, including Alcatel Alsthom Group (“Alcatel”), Cisco Systems, Telefon AB LM Ericsson, Fujitsu Group, Hitachi Ltd., Huawei Technologies Co., Ltd., Lucent Technologies Inc., Marconi Corporation, NEC Corporation (“NEC”), Nortel Networks, Siemens AG (“Siemens”) and Tellabs, Inc., have historically dominated the telecommunications equipment industry. They all have greater financial, marketing, manufacturing and intellectual property resources than CIENA. They also often have existing relationships with our potential customers.

     Because we sell systems that compete directly with product offerings of these companies, and in some cases displace or replace their equipment, we represent a competitive threat. The decline in the market for optical networking equipment has resulted in even greater competitive pressures. We expect that the aggressive tactics we have confronted on the part of many of these competitors will continue, and perhaps become more severe. These tactics include:

•	intense price competition in sales of new equipment, resulting in lower profit margins;

•	discounting resulting from sales of used equipment or inventory that a competitor has written down or written off;

•	early announcements of competing products and other marketing efforts;

•	“one-stop shopping” options;

•	customer financing assistance;

•	marketing and advertising assistance; and

•	intellectual property disputes.

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

     Tactics such as those described above can be particularly effective in a concentrated customer base like ours. Our customers are under increasing competitive pressure to deliver their services at the lowest possible cost. This pressure may result in the pricing of optical networking systems becoming a more important factor in customer decisions. This may favor larger competitors that can spread the effect of price discounts in their optical networking products across a larger array of products and services and across a larger customer base than ours. If we are unable to offset any reductions in the average sales price for our products by a reduction in the cost of our products, our gross profit margins will be adversely affected. Our inability to compete successfully against our competitors and maintain our gross profit margins would harm our business, financial condition and results of operations.

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

     Although we maintain accruals for product warranties, actual costs could exceed these amounts. From time to time, there will be interruptions or delays in the activation of our products at a customer’s site. These interruptions or delays may result from product performance problems or from aspects of the installation and activation activities, some of which are outside our control. If we experience significant interruptions or delays that we cannot promptly resolve, confidence in our products could be undermined, which could cause us to lose customers or otherwise harm our business.

Economic conditions may require us to reduce the size of our business further

     In November 2001, February 2002, March 2002, June 2002 (in connection with the ONI merger), September 2002 and again in April 2003, we undertook reductions in force, some of which were accompanied by dispositions of assets, as part of our effort to reduce the size of our operations to better match the reduced sales of our products and services. Weakness in the global economy generally and the telecommunications equipment market in particular continue to affect our business substantially. We may be required to take additional steps to reduce our costs including further reductions in force. Any such steps would likely result in significant charges from write-downs or write-offs of assets, costs of lease terminations, and expenses resulting from the termination of personnel.

Our results can fluctuate unpredictably

     In general, our revenue and operating results in any reporting period may fluctuate significantly due to a variety of factors including:

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

     Current economic and market conditions have made it more difficult to make reliable estimates of future revenue. Fluctuations in our revenue can lead to even greater fluctuations in our operating profits. Our budgeted expense levels depend in part on our expectations of long-term future revenue. These budgets reflect the substantial investments in financial, engineering, manufacturing and logistics support resources we must make to support large customers, even though we are unsure of the volume, duration or timing of their purchases. In addition, we continue to make substantial expenditures on the development of new and enhanced products. Any substantial adjustment to expenses to account for lower levels of revenue is difficult and takes time. Consequently, if our revenue does decline, our levels of inventory, operating expenses and general overhead would be high relative to our revenue, reducing our profitability, and perhaps resulting in additional operating losses.

Our future success will depend on our ability to acquire new customers, increase our product portfolio and expand our distribution channels

     Historically, a large percentage of our sales have been made to emerging carriers, many of which have experienced severe financial difficulties. Consequently, we expect our sales to emerging carriers to be limited, and our future success will depend on our ability to increase our sales to incumbent carriers, including, in the United States, the regional Bell operating companies (“RBOCs”), and abroad, the large, traditional telecommunications operators (“TOs”), many of which were formerly government-owned “post, telephone and telegraph” enterprises. These large companies typically require lengthy sales cycles. Many have long-standing supplier relationships with other vendors, and our experience in selling to them is limited. These customers often require extensive testing of products before accepting them, and we are typically unable to recognize revenue until the tests are completed satisfactorily. The certification process for new telecommunications equipment used in the networks of the RBOCs and TOs tends to be particularly lengthy and difficult. Complying with these certification requirements may involve unanticipated delays that could adversely affect the timing of our ability to sell our products to these larger carriers. If we do not succeed in penetrating this segment of the market, our business could suffer.

     We sell some of our products to systems integrators and, to a limited extent, directly to large enterprises. We have limited experience with sales through business partners, and it is uncertain to what extent we will be successful in pursuing them.

     In order to make our offerings more attractive both to our existing customers and the new customers we hope to attract, we believe it is important that we increase our portfolio to include products that operate at the edge of the network and products that enable sophisticated services, including data services, beyond transport and switching. We plan to implement this strategy through a combination of internal development, acquisitions of smaller companies, and forming strategic alliances with other vendors. If we fail to execute this strategy, our addressable market may not be large enough to enable us to reach profitability at our current size.

     Our strategy calls for us to expand the range of our product offerings and to sell to a greater variety of customers, both of which involve our entry into markets with which we have limited familiarity. In doing so, we will be confronted with new development challenges and sales and service issues with which we have limited experience to date. A failure to address those issues satisfactorily would harm our prospects for growth.

The success of our strategy depends on our ability to increase our revenue substantially

     We believe, as a matter of strategy, we must maintain a size and breadth of product portfolio that enables us to be successful in selling to the largest communications providers. In order to carry out that strategy, we have deliberately chosen to continue to spend on research and development, sales, and other operating expenses at levels that will not permit us to return to profitability unless we can increase our revenue substantially. If we fail to do so, we will be required to modify our strategy, which would likely have an adverse effect on our financial condition.

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

     In addition, acquisitions and strategic investments may involve risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions and of obtaining insufficient revenue to offset increased expenses associated with acquisitions.

We may not succeed in completing the proposed merger with WaveSmith

     On April 9, 2003, we entered into an agreement to merge with WaveSmith Networks, Inc. The merger is subject to obtaining approval of the shareholders of WaveSmith and certain other closing conditions. There is a risk that we may not be successful in consummating the transaction because of the failure to meet one of these conditions. If the merger is not completed, we could suffer a number of consequences that would adversely affect our business including:

•	failure to realize the enhanced financial and competitive position we expect as a result of the acquisition;

•	the significant expenses related to the merger we have incurred and will continue to incur prior to closing of the transaction; and

•	the possibility that the reseller agreement between CIENA and WaveSmith could be terminated under certain circumstances.

We may not be able to achieve the benefits we anticipate from the merger with WaveSmith

     Our acquisition of WaveSmith is a complex transaction and involves the combination of CIENA with a private company with limited operating history. Among the risks of the merger are risks of successful integration, potential liabilities that may be incurred as a result of the merger, securities law matters and accounting treatment.

     Successful integration of WaveSmith involves numerous risks including:

•	assimilating WaveSmith’s technology and product offerings, which may be more difficult than anticipated because the technology is very complex;

•	coordinating research and development efforts, which may involve unexpected problems;

•	diversion of management attention from business matters to integration issues;

•	identifying and retaining key personnel;

•	integrating accounting, engineering, information technology and administrative systems which may be unexpectedly difficult or costly;

•	making significant cash expenditures that may be required to retain personnel, eliminate unnecessary resources and integrate the business;

•	maintaining uniform standards, controls, procedures and policies which may be harder than we anticipate and interfere with efficient administration of the combined company; and

•	changes in the businesses as a result of the merger that impair relationships with employees, customers or vendors.

     In addition, as a result of the merger, CIENA will succeed to any liabilities of WaveSmith now existing or arising out of WaveSmith’s businesses prior to closing, including unknown liabilities. These liabilities may include liabilities to shareholders, customers, suppliers or employees, as well as liabilities that can arise relating to intellectual property disputes. There is some uncertainty as to whether obtaining the agreements of WaveSmith stockholders to vote in favor of the merger prior to filing a registration statement with the SEC complies with the registration requirements of the Securities Act. While CIENA believes that the merger has been and will be effected in compliance with applicable securities and other laws, there can be no assurance that this is the case. CIENA will also be required to make estimates of the fair market value of certain acquired assets and liabilities that will depend on predictions about future developments. If these predictions are incorrect CIENA may be required to record adjustments to its financial statements in the future.

     Failure to overcome these risks or any other problems encountered in connection with the merger could have a material adverse effect on CIENA’s business, results of operations and financial condition.

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

We may not be successful in selling our products through new channels

     We have limited experience and capability in direct sales into the enterprise or government markets, or certain geographic markets. We are accordingly taking steps to develop new sales channels through distributors and systems integrators for sales of those of our products that are suitable for those markets. We have limited experience in developing and managing such channels, and it is possible that our efforts may not succeed according to plan, which could reduce our revenue and profitability.

We depend on a limited number of suppliers, and for some items we do not have a substitute supplier

     We depend on a limited number of suppliers for components of our products, as well as for equipment used to manufacture and test our products. Our products include several high-performance components for which reliable, high-volume suppliers are particularly limited. Furthermore, some key optical and electronic components we use in our products are currently available only from sole or limited sources, and in some cases, that source also is a competitor. Any delay in component availability for any of our products could result in delays in deployment of these products and in our ability to recognize revenue. These delays could also harm our customer relationships and our results of operations.

     Furthermore, the market for optical components is undergoing consolidation and contraction. This is resulting in reduced competition which could lead to higher prices and lower availability of components we purchase. In addition, the loss of a source of supply of key components could require us to re-engineer products that use those components, which would increase our costs.

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

     International operations are subject to inherent risks, and our future results could be adversely affected by a variety of uncontrollable and changing factors. These include:

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulties and costs of staffing and managing foreign operations;

•	the impact of recessions in economies outside the United States;

•	unexpected changes in regulatory requirements;

•	certification requirements;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences;

•	political and economic instability;

•	trade protection measures and other regulatory requirements;

•	service provider and government spending patterns; and

•	natural disasters and epidemics.

     Such factors could have a material adverse impact on our operating results and financial condition.

If we are unable to retain and attract qualified personnel, we may be unable to effectively manage our business.

     If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to effectively develop our existing products, make timely product introductions and increase sales. Since we generally do not have employment contracts with our employees, we must rely upon providing competitive compensation packages and a dynamic work environment to retain and motivate employees. In response to the decline in our revenue and weakness in the telecommunications equipment market, we have not increased salaries for or paid bonuses to most of our employees since the end of fiscal 2001. Since our compensation packages include equity-based incentives, pressure on our stock price could affect our ability to continue to offer competitive compensation packages to our employees. In addition to these compensation issues, we must continue to motivate employees to execute our strategies and achieve our goals, which may be difficult due to morale challenges posed by the workforce reductions and uncertainty in our industry and the economy in general.

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

The market for our long-haul product line has substantially diminished

     Our business was originally built on the success of our “long-haul” optical transmission products, Sentry and CoreStream, which allowed multiple optical signals to be combined for transmission from point to point over a single optical fiber. During the last several years, carriers around the world, both incumbents and challengers, have laid and “lit” with optical equipment like ours, a substantial amount of long-haul optical fiber. This has created what appears to be an oversupply of new communications “bandwidth” on many long-haul routes. In addition, since the introduction of these products, technological advances have enabled the transmission of more optical signals over greater distances for less cost. As a consequence, the market opportunity for long-haul optical equipment, including ours, has declined steeply, dramatically reducing our revenue from these products. We do not know when, if ever, the market for our long-haul products will return.

Some of our suppliers are also competitors

     Some of our component suppliers are both primary sources for components and major competitors in the market for system equipment. We buy components from Alcatel, NEC and Siemens. Each of these companies offers optical communications systems and equipment that compete against our products. A decline in reliability or other adverse change in these supply relationships could harm our business.

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

     Interest Rate Sensitivity. The Company maintains a short-term and long-term investment portfolio. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at April 30, 2003, the fair value of the portfolio would decline by approximately $94.6 million.

     Foreign Currency Exchange Risk. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results. Historically CIENA’s primary exposures have been related to non-dollar denominated operating expenses in Europe and Asia where the Company sells primarily in U.S. dollars. CIENA is prepared to hedge against fluctuations in foreign currency if this exposure becomes material. As of April 30, 2003, the assets and liabilities of the Company related to non-dollar denominated currencies was not material. Therefore we do not expect an increase or decrease of 10 percent in the foreign exchange rate would have a material impact on the Company’s financial position.

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

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

     On October 3, 2000, Stanford University and Litton Systems filed a complaint in the United States District Court for the Central District of California alleging that optical fiber amplifiers incorporated into CIENA’s products infringe U.S. Patent No. 4,859,016. The complaint seeks injunctive relief, royalties and damages. We were first served with this complaint on April 30, 2003. Although we are currently engaged in discussions with the plaintiff regarding settlement of the matter, we believe that we have valid defenses to the lawsuit and intend to defend it vigorously.

     On July 19, 2000, CIENA and CIENA Properties, Inc., a wholly owned subsidiary of CIENA, filed a complaint in the United States District Court for the District of Delaware requesting damages and injunctive relief against Corvis Corporation (“Corvis”). The suit charged Corvis with infringing four patents relating to CIENA’s optical networking communication systems and technology. A jury trial to determine whether Corvis is infringing these patents commenced on February 10, 2003. On February 24, 2003, the jury decided that Corvis was infringing one of the patents and not infringing two others. The jury was deadlocked with respect to infringement on the fourth patent. This trial was immediately followed by a trial on Corvis’ affirmative defenses based on the validity of two of the patents. On February 28, 2003, the jury in this trial determined that the patents were valid. In April 2003, following a third trial, another jury decided that Corvis had infringed the fourth patent on which the previous jury had deadlocked. Based on these favorable verdicts collectively holding that Corvis is infringing two valid CIENA patents, CIENA plans to seek an injunction to prohibit the sale by Corvis of the infringing products.

     As a result of the merger with ONI, we became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of our common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Mr. Davis have been dismissed from the action with out prejudice pursuant to a tolling agreement. In July 2002, ONI and other issuers in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim, which was denied as to ONI on February 19, 2003. We intend to continue to defend these actions vigorously.

     As a result of the merger with ONI, we also became a defendant in two substantially identical purported class actions on behalf of ONI security holders originally brought against ONI and members of its board of directors. The complaints allege that the director defendants breached their fiduciary duties to ONI in approving the merger with CIENA and seek declaratory, injunctive and other relief permitted by equity. The plaintiffs failed to obtain an injunction against completion of the merger. The first of these cases was filed on February 20, 2002, in the Superior Court of the State of California, County of San Mateo, and is encaptioned K.W. Sams, On Behalf of Himself and All Others Similarly Situated v. ONI Systems Corporation, et al. The second case was brought on March 19, 2002, in the Superior Court of the State of California, County of Santa Clara, and is encaptioned Steven Myeary, On Behalf of Himself and All Others Similarly Situated v. ONI Systems Corporation. On April 14, 2003, the plaintiffs in these cases filed a consolidated amended complaint and named three additional defendants: CIENA Corporation, Kleiner Perkins Caufield & Byers and Mohr Davidow Ventures. We believe that these lawsuits are without merit and will continue to defend them vigorously.

Item 2. Changes in securities and use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of our stockholders was held on March 12, 2003. At the annual meeting, our stockholders voted on the following matters:

		Votes	Votes
		For	Withheld

1.	Election of three Class II Directors

	Stephen P. Bradley, Ph.D.	352,245,016	28,296,220

	Don H. Davis, Jr.	371,443,238	9,097,998

	Gerald H. Taylor	357,349,403	23,191,833

	In addition, the following directors continue to hold office after that meeting: Harvey B. Cash, John R. Dillon, Lawton W. Fitt, Patrick H. Nettles, Ph.D., Judith M. O’ Brien and Gary B. Smith.

		Votes	Votes	Votes
		For	Against	Abstained

2.	Approval of CIENA’s 2003 Employee Stock Purchase Plan	357,620,976	9,018,903	13,901,357

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit	Description

	99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

•	Form 8-K (Item 7 and Item 9 reported) filed February 20, 2003

•	Form 8-K (Item 9 reported) filed April 10, 2003

•	Form 8-K (Item 7 and Item 9 reported) filed May 22, 2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIENA CORPORATION

Date: May 22, 2003	By:	/s/ Gary B. Smith

Gary B. Smith President, Chief Executive Officer and Director (Duly Authorized Officer)

Date: May 22, 2003	By:	/s/ Joseph R. Chinnici

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

Date: May 22, 2003

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

Date: May 22, 2003

/s/ Joseph R. Chinnici
Joseph R. Chinnici
Senior Vice President and Chief Financial Officer