Form 10-Q
period 2003-07-31
CIENA CORP
filed 2003-08-21
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)
( x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES (  )  NO (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 19, 2003

Common stock. $0.01 par value	468,759,342

Page 1 of 39 pages

CIENA CORPORATION

INDEX

FORM 10-Q

          Item 1. Financial Statements

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended

	July 31,	July 31,	July 31,	July 31,
	2002	2003	2002	2003

Revenues:
Products	$41,029	$59,294	$254,428	$183,913
Services	8,999	9,184	44,809	28,579

Total Revenue	50,028	68,478	299,237	212,492

Costs:
Products	37,450	39,249	191,595	123,335
Services	13,510	12,749	66,163	42,300
Provision (benefit) for excess and obsolete inventory costs	41,192	(55)	284,883	(4,158)

Total cost of goods sold	92,152	51,943	542,641	161,477

Gross profit (loss)	(42,124)	16,535	(243,404)	51,015

Operating expenses:
Research and development (exclusive of $3,860, $2,932, $11,277 and $10,136 deferred stock compensation costs)	53,950	47,963	178,264	153,890
Selling and marketing (exclusive of $842, $687, $2,649 and $2,122 deferred stock compensation costs)	30,829	24,536	98,264	76,805
General and administrative (exclusive of $256, $312, $658, and $1,032 deferred stock compensation costs)	10,798	7,969	37,729	28,241
Deferred stock compensation costs	4,958	3,931	14,584	13,290
Amortization of intangible assets (exclusive of $0, $966, $0, and $2,315 Included in cost of goods sold related to certain technology licenses)	2,343	4,479	5,969	11,453
In-process research and development	—	1,500	—	1,500
Nortel Networks settlement costs	—	—	—	2,500
Restructuring costs	18,562	15,527	146,738	18,251
Provision for doubtful accounts	(1,242)	—	14,813	—

Total operating expenses	120,198	105,905	496,361	305,930

Loss from operations	(162,322)	(89,370)	(739,765)	(254,915)
Interest and other income (expense), net	13,558	8,865	44,775	33,297
Interest expense	(10,614)	(8,070)	(29,756)	(28,334)
Loss on equity investments, net	—	—	(5,740)	(10)
Loss on extinguishment of debt	—	—	—	(20,606)

Loss before income taxes	(159,378)	(88,575)	(730,486)	(270,568)
Provision for income taxes	607	299	112,243	909

Net loss	$(159,985)	$(88,874)	$(842,729)	$(271,477)

Basic and dilutive net loss per common share and dilutive potential common share	$(0.42)	$(0.20)	$(2.45)	$(0.62)

Weighted average basic common and dilutive potential common shares outstanding	376,548	451,009	344,242	438,133

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	October 31,	July 31,
	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$377,189	$585,258
Short-term investments	1,130,414	727,078
Accounts receivable, net	28,680	41,966
Inventories, net	47,023	26,954
Prepaid expenses and other	54,351	33,863

Total current assets	1,637,657	1,415,119
Long-term investments	570,861	437,135
Equipment, furniture and fixtures, net	196,951	132,061
Goodwill	212,500	301,024
Other intangible assets, net	62,457	130,889
Other long term assets	70,596	62,635

Total assets	$2,751,022	$2,478,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,841	$40,390
Accrued liabilities	132,588	110,880
Restructuring liabilities	27,423	12,686
Unfavorable lease commitments	7,630	8,744
Income taxes payable	—	5,203
Deferred revenue	15,388	16,802
Other current obligations	948	—

Total current liabilities	223,818	194,705
Long-term deferred revenue	15,444	13,342
Long-term restructuring liabilities	65,742	53,657
Long-term unfavorable lease commitments	70,124	63,365
Other long-term obligations	5,009	2,886
Convertible notes payable	843,616	729,514

Total liabilities	1,223,753	1,057,469

Commitments and contingencies
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 980,000,000 shares authorized; 432,842,481 and 468,743,185 shares issued and outstanding	4,328	4,687
Additional paid-in capital	4,683,865	4,841,120
Deferred stock compensation	(24,983)	(14,878)
Notes receivable from stockholders	(3,866)	(545)
Accumulated other comprehensive income	8,840	3,402
Accumulated deficit	(3,140,915)	(3,412,392)

Total stockholders’ equity	1,527,269	1,421,394

Total liabilities and stockholders’ equity	$2,751,022	$2,478,863

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended July 31,

	2002	2003

Cash flows from operating activities:
Net loss	$(842,729)	$(271,477)
Adjustments to reconcile net income to net cash provided by operating activities:
Early extinguishment of debt	—	20,606
Non-cash charges from equity transactions	3,755	10
Non-cash portion of restructuring charges and related asset write-downs	86,254	28,798
Accretion of notes payable	7,108	5,518
Non-cash charge for retirement of asset	—	1,329
Effect of accumulated other comprehensive income (loss)	2,861	(6,510)
In-process research and development	—	1,500
Depreciation	96,160	61,128
Amortization of other intangibles, deferred stock compensation and debt issuance costs	23,077	29,329
Provision (benefit) for inventory excess and obsolescence	248,865	(4,158)
Provision for doubtful accounts	14,813	—
Provision for warranty and other contractual obligations	10,933	4,417
Changes in assets and liabilities:
Accounts receivable	347,266	(13,152)
Inventories	(44,670)	25,210
Deferred income tax asset	113,143	—
Prepaid expenses and other	418	874
Accounts payable and accruals	1,879	(62,265)
Income taxes payable	101	5,203
Deferred income tax liability	(5,754)	—
Deferred revenue and other obligations	3,668	(1,076)

Net cash provided by (used in) operating activities	67,148	(174,716)

Cash flows from investing activities:
Additions to equipment, furniture and fixtures	(57,354)	(24,831)
Purchases of available-for-sale investments	(918,260)	(519,708)
Maturities of available-for-sale investments	1,107,275	1,056,770
Acquisition of businesses, inclusive of intellectual property and other intangibles, net of cash acquired	286,899	4,159
Minority equity investments	(4,999)	—

Net cash provided by investing activities	413,561	516,390

Cash flows from financing activities:
Net repayment of other obligations	(633)	(832)
Net repurchase of convertible subordinated notes	(178,413)	(140,261)
Proceeds from issuance of common stock and warrants	13,312	5,858
Repayment of notes receivable from stockholders	2,315	1,630

Net cash used in financing activities	(163,419)	(133,605)

Net change in cash and cash equivalents	317,290	208,069
Cash and cash equivalents at beginning of period	397,890	377,189

Cash and cash equivalents at end of period	$715,180	$585,258

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

Revenue Recognition

CIENA recognizes product revenue in accordance with the shipping terms specified and where collection is reasonably assured. For transactions where CIENA has yet to obtain customer acceptance, revenue is deferred until the terms of acceptance are satisfied. Revenue for installation services is recognized as the services are performed unless the terms of the supply contract combine product acceptance with installation. Revenue from installation services are recognized when the terms of acceptance are satisfied and installation is completed. Revenue from installation service fixed-price contracts is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheet. For transactions involving the sale of software, revenue is recognized in accordance with Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition”, including deferral of revenue recognition in instances where vendor specific objective evidence for undelivered elements is not determinable. For distributor sales where risks of ownership have not transferred, CIENA recognizes revenue when the product is shipped through to the end user.

Allowances for Doubtful Accounts

CIENA maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of CIENA’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of July 31, 2003, CIENA’s accounts receivable balance, net of allowances for doubtful accounts of $9.7 million, was $42.0 million, which included three customers who accounted for 20.4%, 15.5%, and 10.6% of the net trade accounts receivable.

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

Reserve for Inventory Obsolescence

CIENA writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the nine months ended July 31, 2003, CIENA recorded a benefit for inventory reserves of $4.2 million, primarily related to the realization of sales from previously reserved excess inventory. If actual market conditions differ from those CIENA has projected, CIENA may be required to take additional inventory write-downs or to record additional benefits.

Restructuring

As part of its restructuring costs, CIENA provides for the estimated cost of the net lease expense for facilities that are no longer being utilized. The provision is equal to the future minimum lease payments under contractual obligations offset by estimated future sublease payments. As of the end of the first nine months of fiscal 2003, CIENA’s accrued restructuring liability related to net lease expense and other related charges was $65.2 million. If actual market conditions are less favorable than those CIENA has projected, CIENA may be required to recognize additional restructuring costs associated with these facilities.

Minority Investments

CIENA holds minority interests in several companies having operations or technology in areas within its strategic focus. As of July 31, 2003, $11.0 million of these investments are included in other long-term assets. CIENA records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. During the nine months ended July 31, 2003, no material impairment charges were recorded. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Impairment of Goodwill

Effective November 1, 2001, CIENA adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and ceased to amortize goodwill. As of July 31, 2003, CIENA’s assets include $301.0 million related to goodwill. SFAS 142 requires that CIENA ceases to amortize goodwill and test it for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of CIENA below its carrying value. CIENA performed the required annual impairment assessment of goodwill balances in accordance with the provisions of SFAS 142 during the fourth quarter of fiscal 2002, which resulted in a goodwill impairment charge of $557.3 million. Since no event occurred or circumstances changed during the first nine months of fiscal 2003 that would, more likely than not, reduce the fair value of CIENA below its carrying value, no impairment was recorded in the first nine months of fiscal 2003. If actual market conditions are less favorable than those CIENA projected, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of CIENA below its carrying value, CIENA may be required to recognize additional goodwill impairment charges.

Deferred Tax Valuation Allowance

As of July 31, 2003, CIENA has recorded a valuation allowance of $835.3 million against the gross deferred tax assets of $835.3 million. CIENA calculated the valuation allowance in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Positive evidence, such as operating results during the most recent three-year period, is given more weight when due to the current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred assets will be achieved. CIENA’s results over the most recent three-year period were heavily affected by CIENA’s recent deliberate and planned business restructuring activities. CIENA’s cumulative loss in the most recent three-year period represents sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. CIENA intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

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

The Company has elected to continue to account for its stock-based compensation in accordance with the provisions of APB 25 as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25”, (“FIN 44”) and present the pro forma disclosures required by SFAS 123 as amended by SFAS 148. See Note 13.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

Reclassification

Certain prior year amounts have been reclassified to conform to current year consolidated financial statement presentation.

2) BUSINESS COMBINATIONS

On June 16, 2003, CIENA completed the acquisition by merger of WaveSmith Networks, Inc., a privately held corporation headquartered in Acton, Massachusetts that is a leading innovator of multi-service switching equipment. Pursuant to the terms of the acquisition agreement, WaveSmith merged into CIENA, and the outstanding shares of WaveSmith common and preferred stock were exchanged for approximately 33,421,217 shares of CIENA common stock. The aggregate purchase price was $156.3 million, which included CIENA common stock valued at $142.7 million, CIENA options, warrants and restricted stock valued at $7.9 million, transaction costs of $0.7 million and an initial CIENA investment of $5.0 million. In determining the purchase price, CIENA used an estimated value of CIENA common stock of approximately $4.46 per share, based on the average closing price of CIENA’s common stock for two trading days prior to, the trading day of and the two trading days after the April 10, 2003 announcement.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Cash, cash equivalents, long and short-term investments	$4,159
Inventory	983
Equipment, furniture and fixtures	999
Other tangible assets	472
Existing technology	54,300
Contracts and purchase orders	5,400
Goodwill	88,524
Deferred stock compensation	7,385
Other assumed liabilities	(2,405)
CIENA initial investment	(5,000)
In-process research and development	1,500

Total purchase price	$156,317

The $1.5 million assigned to in-process research and development is purchased in-process technology that, as of the date of the acquisition, had not reached technological feasibility and had no alternative future use. Based on valuation assessments, the value of these projects was determined by estimating the resulting net cash flows from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project. The resulting cash flows were then discounted back to their present values at appropriate discount rates.

The $54.3 million assigned to the value of existing technology represents purchased technology for which development had been completed as of the date of acquisition. This amount was determined using the income approach. This method consisted of estimating future net cash flows attributable to existing technology for a discrete projection period and discounting the net cash flows to their present value. The existing technology will be amortized over a seven-year period. The $5.4 million assigned to the contracts and purchase orders will be amortized over a range of two months to five years.

The amount of goodwill allocated to the purchase price was $88.5 million and is not deductible for tax purposes. The Company operates in one operating segment and reports only certain enterprise-wide disclosures. Accordingly, the goodwill from this transaction is not part of a reportable segment. The operations of WaveSmith are not material to the consolidated financial statements of the Company and, accordingly, separate pro forma financial information has not been presented.

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

		Nine Months
	Quarter Ended	Ended
	July 31,	July 31,
	2002	2002

Revenue	$57,247	$369,577

Net income (loss)	$(202,339)	$(948,096)

Diluted net income (loss) per common share and dilutive potential common share	$(0.47)	$(2.21)

3) RESTRUCTURING COSTS

The following table displays the activity and balances of the restructuring reserve account for the period ended July 31, 2003 (in thousands):

			Liabilities recorded
			in connection with
	Workforce	Consolidation of	purchase
	reduction	excess facilities	combination	Total

Initial reserve recorded	$—	$15,439 (a)	$—	$15,439
Non-cash charges	—	—	—	—
Cash payments	—	—	—	—

Balance at October 31, 2001	—	15,439	—	15,439
Additional reserve recorded	32,929 (b)	192,500 (b)	3,792 (c)	229,221
Non-cash charges	(893)	(113,596)	—	(114,489)
Cash payments	(26,837)	(6,498)	(3,671)	(37,006)

Balance at October 31, 2002	5,199	87,845	121	93,165
Additional reserve recorded	5,464 (d)	14,468	355 (e)	20,287
Adjustment to previous estimates	(523)	(1,160)	—	(1,683)
Non-cash charges	(1,913)	(24,558)	—	(26,471)
Cash payments	(7,178)	(11,444)	(333)	(18,955)

Balance at July 31, 2003	$1,049	$65,151	$143	$66,343

Current restructuring liabilities	$1,049	$11,494	$143	$12,686

Non-current restructuring liabilities	$—	$53,657	$—	$53,657

(a)	During the fiscal year ended October 31, 2001, CIENA recorded a restructuring charge of $15.4 million relating to consolidation of excess facilities. The consolidation of excess facilities included the closure of certain manufacturing warehouse facilities and the consolidation of certain operational centers related to business activities that were restructured. The charge included $7.0 million primarily related to lease terminations and non-cancelable lease costs and also included an $8.4 million write-down related to property and equipment consisting primarily of leasehold improvements and production equipment.

(b)	During the first quarter of fiscal 2002,CIENA had a workforce reduction of approximately 380 employees concentrated in manufacturing operations staff. CIENA recorded a restructuring charge of $6.8 million associated with this action.

During the second quarter of fiscal 2002, CIENA had a workforce reduction of approximately 400 employees largely concentrated in manufacturing operations and research and development activities associated with the closure of CIENA’s Marlborough, Massachusetts research and development facility. On March 26, 2002, CIENA had a company-wide workforce reduction of approximately 650 employees. CIENA recorded a restructuring charge of $121.4 million associated with the workforce reductions, lease terminations, non-cancelable lease costs and the write-down of certain property, equipment and leasehold improvements associated with this action.

As a result of the CIENA and ONI Systems Corp. integration and restructuring activities, CIENA recorded a charge of $11.0 million during the quarter ended July 31, 2002 associated with workforce reductions of approximately 66 employees, lease terminations, non-cancelable lease costs and the write-down of certain property, equipment and leasehold improvements. Also during the quarter ended July 31, 2002, CIENA recorded an additional restructuring charge of approximately $7.6 million to increase the estimated cost of the net lease expense for previously restructured facilities.

During the fourth quarter of fiscal 2002, CIENA had a company-wide workforce reduction of approximately 450 employees. CIENA recorded a restructuring charge of $78.7 million associated with the workforce reductions, lease terminations, non-cancelable lease costs and the write-down of certain property, equipment and leasehold improvements associated with this action.

(c)	During the third quarter of fiscal 2002, CIENA and ONI Systems Corp. reduced their combined workforce by approximately 283 employees. Approximately $3.8 million of costs associated with the ONI workforce reduction qualify for treatment under EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Combination” and were recorded as an element of the acquisition.

(d)	During the second quarter of fiscal 2003, CIENA reduced its workforce by approximately 75 employees. CIENA recorded a restructuring charge of $2.7 million associated with the workforce reduction.

During the quarter ended July 31, 2003, CIENA recorded a restructuring charge of $15.5 million associated with a workforce reduction of approximately 84 employees, lease terminations, non-cancelable lease costs and the write-down of certain property, equipment and leasehold improvements.

(e)	During the third quarter of fiscal 2003, CIENA and WaveSmith reduced their combined workforce by approximately 8 employees. Approximately $0.4 million of cost associated with the WaveSmith workforce reduction qualify for treatment under EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Combination” and were recorded as an element of the acquisition.

Since the fourth quarter of fiscal 2001, CIENA has recorded a net charge of $136.0 million related to the write-down and disposal of certain property, equipment and leasehold improvements. These assets are being carried at their fair market value less selling and disposal costs. The remaining facilities balance is related to the net lease expense. This will be paid over the respective lease terms through fiscal 2019.

4) MARKETABLE DEBT AND EQUITY SECURITIES

Cash, short-term and long-term investments are comprised of the following (in thousands):

	July 31, 2003

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value

Corporate bonds	$433,987	$849	$879	$433,957
Asset backed obligations	207,239	871	232	207,878
Municipal bonds	5,072	22	—	5,094
Commercial paper	19,969	34	—	20,003
US government obligations	494,094	3,187	—	497,281
Money market funds	585,258	—	—	585,258

	$1,745,619	$4,963	$1,111	$1,749,471

Included in cash and cash equivalents	$585,258	$—	$—	$585,258
Included in short-term investments	722,693	4,385	—	727,078
Included in long-term investments	437,668	578	1,111	437,135

	$1,745,619	$4,963	$1,111	$1,749,471

	October 31, 2002

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Loses	Value

Corporate bonds	$669,699	$2,639	($521)	$671,817
Asset-backed obligations	109,755	625	—	110,380
Municipal bonds	20,745	92	—	20,837
Commercial paper	98,215	119	—	98,334
US obligations	793,327	6,580	—	799,907
Money market funds	377,189	—	—	377,189

	$2,068,930	$10,055	($521)	$2,078,464

Included in cash and cash equivalents	$377,189	$—	$—	$377,189

Included in short-term investments	1,126,733	4,202	(521)	1,130,414
Included in long-term investments	565,008	5,853	—	570,861

	$2,068,930	$10,055	($521)	$2,078,464

The following table summarizes maturities of debt investments (including restricted investments) at July 31, 2003 (in thousands):

		Estimated Fair
	Amortized Cost	Value

Less than one year	$722,693	$727,078
Due in 1-2 years	415,951	415,323
Due in 2-5 years	21,717	21,812

	$1,160,361	$1,164,213

5) ACCOUNTS RECEIVABLE

As of July 31, 2003, the trade accounts receivable included three customers who accounted for 20.4%, 15.5%, and 10.6% of the net trade accounts receivable. As of October 31, 2002, the net trade accounts receivable included three customers who accounted for 19.3%, 15.0%, and 12.8% of the net trade accounts receivable.

CIENA performs ongoing credit evaluations of its customers and generally has not required collateral or other forms of security from its customers. CIENA maintains an allowance for potential losses on a specific identification basis. CIENA’s allowance for doubtful accounts as of July 31, 2003 and October 31, 2002 was $9.7 million and $9.5 million, respectively.

6) INVENTORIES

Inventories are comprised of the following (in thousands):

	October 31,	July 31,
	2002	2003

Raw materials	$34,025	$18,535
Work-in-process	12,658	5,017
Finished goods	48,485	31,270

	95,168	54,822
Less reserve for excess and obsolescence	(48,145)	(27,868)

	$47,023	$26,954

During the nine months ended July 31, 2003, the Company recorded a benefit for excess inventory of $4.2 million, primarily related to the realization of sales from previously reserved excess inventory. The following is a summary of the change in the reserve for excess and obsolete inventory during the nine months ended July 31, 2003 (in thousands):

Inventory Reserve

Reserve balance as of Oct. 31, 2002	$48,145
Benefit for excess inventory	(4,158)
Actual inventory scrapped	(16,119)

Reserve balance as of July 31, 2003	$27,868

The following is a summary of the change in the reserve for excess and obsolete inventory during the nine months ended July 31, 2002 (in thousands):

Inventory Reserve

Reserve balance as of Oct. 31, 2001	$53,804
Provision for excess inventory	248,865
Adjustment for accrued excess inventory purchase commitments received into inventory	1,915
Actual inventory scrapped	(186,253)

Reserve balance as of July 31, 2002	$118,331

During the nine months ended July 31, 2002, the Company recorded a provision for excess inventory of $248.9 million and a charge for excess inventory purchase commitments of $36.0 million.

7) EQUIPMENT, FURNITURE AND FIXTURES

Equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,	July 31,
	2002	2003

Equipment, furniture and fixtures	$380,316	$341,212
Leasehold improvements	78,761	69,146

	459,077	410,358
Accumulated depreciation and amortization	(266,501)	(279,199)
Construction in-progress	4,375	902

	$196,951	$132,061

During the nine months ended July 31, 2003, the Company recorded net charges of $13.8 million related to the write-down and disposal of certain property, equipment and leasehold improvements as part of its restructuring program. See Note 3.

8) OTHER INTANGIBLE ASSETS

Other intangible assets are comprised of the following (in thousands):

	October 31, 2002			July 31, 2003

	Gross	Accumulated	Net	Gross		Accumulated	Net
	Intangible	Amortization	Intangible	Intangible		Amortization	Intangible

Developed technology	$60,700	$(11,409)	$49,291	$115,000	(b)	(18,558)	96,442
Patents and licenses	14,155	(1,989)	12,166	36,655	(a)	(7,088)	29,567
Covenants not to compete, outstanding purchase orders and contracts	2,100	(1,100)	1,000	7,500	(b)	(2,620)	4,880

	$76,955		$62,457	$159,155			$130,889

(a)	In January 2003, CIENA reached a settlement agreement with Nortel. Under the agreement, CIENA made a one-time payment of $25.0 million to Nortel, and Nortel granted CIENA a license under the patents in suit and certain related patents. CIENA accounted for the $25.0 million liability by recording an expense of $2.5 million in first quarter 2003 related to the settlement of the litigation, and recording the remaining $22.5 million as an intangible asset that will be amortized over eight years based upon the expected life of the patent rights acquired in the settlement.

(b)	As a result of the WaveSmith acquisition, we recorded $54.3 million in developed technology and $5.4 millions in other intangibles related to contracts and outstanding purchase orders.

The aggregate amortization expense of other intangible assets was $6.0 million and $13.8 million for the nine months ended July 31, 2002 and 2003, respectively. Expected future amortization of other intangible assets is as follows (in thousands):

Year ended October 31,
2003 (remaining three months)	$6,901
2004	21,253
2005	21,254
2006	21,253
2007	21,254
Thereafter	38,974

$130,889

9) OTHER BALANCE SHEET DETAILS

Other long-term assets are comprised of the following (in thousands):

	October 31,	July 31,
	2002	2003

Maintenance spares inventory, net	$27,170	$27,966
Deferred debt issuance costs	15,897	13,626
Investments in privately held companies	16,052	11,042
Other	11,477	10,001

	$70,596	$62,635

Accrued liabilities (in thousands):

	October 31,	July 31,
	2002	2003

Warranty	$42,040	$35,532
Other contractual obligations	3,458	2,162
Accrued compensation, payroll related tax and benefits	37,466	46,578
Accrued excess inventory purchase commitments	1,892	1,482
Accrued interest payable	6,981	718
Accrued Pirelli settlement	11,000	—
Other	29,751	24,408

	$132,588	$110,880

The following is a summary of the change in the company’s accrued warranty during the nine months ended July 31, 2003 (in thousands):

Accrued Warranty

Balance as of Oct. 31, 2002	$42,040
Provisions for warranty	4,417
Settlements made	(10,925)

Balance as of July 31, 2003	$35,532

Deferred revenue (in thousands):

	October 31,	July 31,
	2002	2003

Products	$8,175	$7,286
Services	22,657	22,858

Total deferred revenue	30,832	30,144
Less current portion	(15,388)	(16,802)

Long-term deferred revenue	$15,444	$13,342

10) CONVERTIBLE NOTES PAYABLE

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

During the first quarter of fiscal 2003, CIENA purchased $154.7 million of the remaining $202.9 million outstanding ONI convertible subordinated notes pursuant to a tender offer. The Company paid $140.3 million related to the tender offer for notes with a cumulative accreted book value of $119.7 million, which resulted in a loss on early extinguishment of debt of $20.6 million.

The remaining outstanding ONI convertible subordinated notes have a carrying value of $39.5 million and a face value of $48.3 million. CIENA is accreting the difference between the values over the remaining period to October 15, 2005, such that the carrying value of the outstanding notes equals the principal value at the time the notes become due. Accretion of the principal was $5.5 million for the first nine months of fiscal 2003.

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

11) EARNINGS (LOSS) PER SHARE CALCULATION

Basic EPS is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding, stock options and warrants using the treasury stock method. Stock options to purchase 43.4 million and 35.8 million shares of common stock were outstanding during the quarters ended July 31, 2002 and July 31, 2003, respectively, but were not included in the computation of diluted EPS as the effect would be anti-dilutive. Stock options to purchase 52.2 million and 37.0 million shares of common stock were outstanding during the nine months ended July 31, 2002 and July 31, 2003, respectively, but were not included in the computation of diluted EPS as the effect would be anti-dilutive.

12) COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Quarter ended July 31,		Nine months ended July 31,

	2002	2003	2002	2003

Net loss	$(159,985)	$(88,874)	$(842,729)	$(271,477)
Change in unrealized loss on available-for-sale securities, net of tax	5,231	(4,353)	3,845	(5,684)
Change in accumulated translation adjustments	93	44	203	246

Total comprehensive loss	$(154,661)	$(93,183)	$(838,681)	$(276,915)

13) PRO FORMA STOCK-BASED COMPENSATION

Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined based on the fair value at the grant date for awards in the second quarter of fiscal 2002 and 2003 consistent with the provisions of SFAS 123 as amended by SFAS 148, the Company’s net loss and net loss per share for the third quarter of fiscal 2002 and 2003 would have increased to the pro forma amounts indicated below (in thousands, except per share):

The below pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

The weighted average fair value of each option granted under the various stock option plans for the third quarter of fiscal 2002 and 2003 is $4.08 and $3.52 respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal years 2002 and 2003:

	Employee Stock Option Plans
	Quarter Ended			Quarter Ended
	January 31,	April 30,	July 31,	January 31,	April 30,	July 31,

	2002	2002	2002	2003	2003	2003

Expected volatility	92%	92%	92%	92%	84%	64%
Risk-free interest rate	2.6%	2.6%	2.6%	2.6%	2.6%	3.2%
Expected life (years)	4.5	4.5	4.5	4.5	4.5	4.5
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

	Employee Stock Purchase Plan
	Quarter Ended			Quarter Ended
	January 31,	April 30,	July 31,	January 31,	April 30,	July 31,

	2002	2002	2002	2003	2003	2003

Expected volatility	n/a	92%	n/a	n/a	84%	n/a
Risk-free interest rate	n/a	1.3%	n/a	n/a	1.3%	n/a
Expected life (years)	n/a	0.5	n/a	n/a	0.5	n/a
Expected dividend yield	n/a	0.0%	n/a	n/a	0.0%	n/a

n/a = no Employee Stock Purchase occurred during these periods

	Quarter ended July 31,		Nine months ended July 31,

	2002	2003	2002	2003

Net loss applicable to common stockholders - as reported	$(159,985)	$(88,874)	$(842,729)	$(271,477)
Compensation benefit (expense) determined under the fair value method	194,403	19,647	50,926	(29,105)
Deferred compensation amortized	4,958	3,931	14,584	13,290

Net profit (loss) applicable to common stockholders - pro forma	39,376	(65,296)	(777,219)	(287,292)

Basic net loss per share - as reported	$(0.42)	(0.20)	(2.45)	(0.62)

Basic net profit (loss) per share - pro forma	$0.10	(0.14)	(2.26)	(0.66)

Diluted net loss per share - as reported	$(0.42)	(0.20)	(2.45)	(0.62)

Diluted net profit (loss) per share - pro forma	$0.10	(0.14)	(2.26)	(0.66)

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

14) SEGMENT REPORTING

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

The Company’s geographic distribution of revenue for the quarter and nine months ended July 31, 2002 and 2003 are as follows (in thousands):

	Quarter Ended July 31,				Nine Months Ended July 31,

	2002	%	2003	%	2002	%	2003	%

Domestic	$29,387	58.7	$41,342	60.4	$204,775	68.4	$136,415	64.2
International	20,641	41.3	27,136	39.6	94,462	31.6	76,077	35.8

Total	$50,028	100.0	$68,478	100.0	$299,237	100.0	$212,492	100.0

The Company’s revenue derived from products and services for the quarter and nine months ended July 31, 2002 and 2003 are as follows (in thousands):

	Quarter Ended July 31,				Nine Months Ended July 31 ,

	2002	%	2003	%	2002	%	2003	%

Products	$41,029	82.0	$59,294	86.6	$254,428	85.0	$183,913	86.5
Services	8,999	18.0	9,184	13.4	44,809	15.0	28,579	13.5

Total	$50,028	100.0	$68,478	100.00	$299,237	100.0	$212,492	100.0

Historically, the Company has relied on a limited number of customers for its revenue. During the quarter and nine months ended July 31, 2002 and 2003, customers who each accounted for at least 10% of the Company’s revenue during the respective periods are as follows (in thousands):

	Quarter Ended July 31,						Nine Months Ended July 31,

	2002		%**	2003		%**	2002	%**	2003	%**

Company A	$	*	—	$	*	—	$62,241	20.8	$31,217	14.7
Company B		8,959	17.9		6,904	10.1	*	—	26,250	12.4
Company C		*	—		*	—	55,589	18.6	*	—
Company D		7,000	14.0		8,910	13.0	*	—	*	—

Total		$15,959	31.9		$15,814	23.1	$117,830	39.4	$57,467	27.1

* – denotes revenue recognized less than 10% of total revenue for the period.

** – denotes % of total revenue

15) CONTINGENCIES

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

On July 19, 2000, CIENA and CIENA Properties, Inc., a wholly owned subsidiary of CIENA, filed a complaint in the United States District Court for the District of Delaware requesting damages and injunctive relief against Corvis Corporation (“Corvis”). The suit charged Corvis with infringing four patents relating to CIENA’s optical networking communication systems and technology. A jury trial to determine whether Corvis is infringing these patents commenced on February 10, 2003. On February 24, 2003, the jury decided that Corvis was infringing one of the patents and not infringing two others. The jury was deadlocked with respect to infringement on the fourth patent. This trial was immediately followed by a trial on Corvis’ affirmative defenses based on the validity of two of the patents. On February 28, 2003, the jury in this trial determined that the patents were valid. In April 2003, following a third trial, another jury decided that Corvis had infringed the fourth patent on which the previous jury had deadlocked. Based on these favorable verdicts collectively holding that Corvis is infringing two valid CIENA patents, CIENA has moved for an injunction to prohibit the sale by Corvis of the infringing products. The court has not yet ruled on this motion.

As a result of the merger with ONI, we became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United

States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of our common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Ms. Davis have been dismissed from the action without prejudice pursuant to a tolling agreement. In July 2002, ONI and other issuers in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim, which was denied as to ONI on February 19, 2003. CIENA has participated, together with the other issuer defendants in these cases, in mediated settlement negotiations that have led to a preliminary agreement among the plaintiffs, the issuer defendants and their insurers. The settlement, which is subject to court approval, would result in the dismissal of the plaintiffs’ cases against the issuers. CIENA has agreed in principle to the terms of this settlement. CIENA does not anticipate that it will be required to make any payment as a result of the settlement.

On May 3, 2002, a shareholder derivative complaint alleging violations of California state law was filed in the Superior Court of the State of California, County of Santa Clara against ONI. As a result of the merger with ONI, CIENA has also become a defendant in the lawsuit. The complaint names Hugh Martin; the other members of the ONI’s board of directors; Terrence J. Schmid, ONI’s former chief financial officer and vice president, finance and administration; and certain underwriters of ONI’s initial public offering as defendants. The complaint alleges that the defendants breached their fiduciary duties, acted negligently and were unjustly enriched in determining the offering price of ONI Systems common stock in ONI’s initial public offering. No specific amount of damages has been claimed. The complaint is encaptioned Sabrina Kurzman and Michael Kurzman, Derivatively on Behalf of ONI Systems Corp. v. Hugh C. Martin. In September 2002, CIENA filed a motion to dismiss the complaint. The Company’s motion to dismiss was granted by the court on November 6, 2002. On December 2, 2002, the plaintiffs filed a notice of appeal from the court’s order. Plaintiffs have withdrawn their appeal, and the lawsuit was dismissed on June 19, 2003.

As a result of the merger with ONI, we also became a defendant in two substantially identical purported class actions on behalf of ONI security holders originally brought against ONI and members of its board of directors. The complaints allege that the director defendants breached their fiduciary duties to ONI in approving the merger with CIENA and seek declaratory, injunctive and other relief permitted by equity. The plaintiffs failed to obtain an injunction against completion of the merger. The first of these cases was filed on February 20, 2002, in the Superior Court of the State of California, County of San Mateo, and is encaptioned K.W. Sams, On Behalf of Himself and All Others Similarly Situated v. ONI Systems Corporation, et al. The second case was brought on March 19, 2002, in the Superior Court of the State of California, County of Santa Clara, and is encaptioned Steven Myeary, On Behalf of Himself and All Others Similarly Situated v. ONI Systems Corporation. On April 14, 2003, the plaintiffs in these cases filed a consolidated amended complaint and named four additional defendants: CIENA Corporation, James F. Jordan, Kleiner Perkins Caufield & Byers and Mohr Davidow Ventures. We believe that these lawsuits are without merit and will continue to defend them vigorously.

16) SUBSEQUENT EVENTS

On August 21, 2003, CIENA announced that it had entered into an agreement to acquire by merger Akara Corporation, a privately held corporation headquartered in Kanata, Ontario. Akara is an emerging leader in the market for SONET/SDH based storage area (SAN), or storage-over-distance solutions. Under the terms of the acquisition agreement, Akara will merge with a wholly-owned subsidiary of CIENA, and all the remaining shares of Akara common and preferred stock will be exchanged for aggregate consideration of $45 million consisting of $31 million in cash and $14 million in shares of CIENA common stock. The number of shares to be issued will be determined based on the average closing prices of CIENA common stock on the Nasdaq Stock Market on the ten trading days preceding the closing date. The board of directors and the required percentage of holder’s of Akara’s stock have approved the transaction and CIENA expects to complete the transaction during the fourth quarter of fiscal 2003. However, the completion of the acquisition is still subject to certain conditions.

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

Overview

CIENA is a leading global provider of innovative network solutions to service providers and enterprises worldwide. Our customers include long distance carriers, local exchange carriers, cable operators, internet service providers, wireless and wholesale carriers, resellers, governments, large businesses and non-profit institutions.

In early 2001, the telecommunications industry began a severe decline, which has affected almost all of its segments, including equipment suppliers like CIENA. This decline has caused the market for our equipment to shrink substantially, with a resulting adverse impact on our revenue and profitability. In response, we have embarked upon a corporate strategy that is, among other things, designed to increase our addressable market by increasing our product offerings. Through internal development, acquisitions and strategic alliances, we plan to add new products that can be used to offer data communications services and products designed to be deployed at the edge of carrier networks, where we expect a large portion of carrier spending to occur over the next few years.

As part of our efforts to implement this strategy, we recently completed the acquisition of WaveSmith Networks, Inc., a privately held corporation that offers a multi-service switching product designed to be deployed at the edge of carrier networks. On August 21, 2003, we announced an agreement to acquire Akara Corporation, a provider of SONET/SDH based storage extension devices for storage area networks. We expect to complete this transaction in the fourth quarter of fiscal 2003.

Over the last two years, in parallel with steps to increase our addressable market, we have also executed a program to reduce and restructure our costs to align them better with our market opportunities and changing product mix. Since the fourth quarter of fiscal 2001, we have reduced our quarterly research and development, selling and marketing, and general and administrative expenses (exclusive of deferred stock compensation) from $127.2 million to $80.5 million. Consistent with our overall strategy, over the next year we anticipate taking actions designed to reduce our operating expenses by an additional 10% to 20%, with the bulk of the reductions taking effect in the first half of fiscal 2004.

As of July 31, 2003, CIENA and its subsidiaries employed approximately 2,024 persons, which was a net reduction of 94 persons from the approximate 2,118 employed on October 31, 2002.

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

Revenue Recognition

CIENA recognizes product revenue in accordance with the terms of the contract of sale and where collection is reasonably assured. For transactions in which sales are not complete until the customer has accepted the product, revenue is deferred until the terms of acceptance are satisfied. Revenue for installation services is recognized as the services are performed unless the terms of the supply contract combine product acceptance with installation. Revenue from installation services is recognized when the terms of acceptance are satisfied and installation is completed. Revenue from installation service fixed-price contracts is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Amounts received in excess of revenue recognized are included as deferred revenue in the balance sheet. For transactions involving the sale of software, revenue is recognized in accordance with Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition”, including deferral of revenue recognition in instances where vendor specific objective evidence for undelivered elements is not determinable. For distributor sales where risks of ownership have not transferred, CIENA recognizes revenue when the product is shipped through to the end user.

Allowances for Doubtful Accounts

CIENA maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of CIENA’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of July 31, 2003, our accounts receivable balance, net of allowances for doubtful accounts of $9.7 million, was $42.0 million, which included three customers that accounted for 20.4%, 15.5%, and 10.6% of the net trade accounts receivable.

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

Reserve for Inventory Obsolescence

CIENA writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the nine months ended July 31, 2003, CIENA recorded a benefit for inventory reserves of $4.2 million primarily related to the realization of sales from previously reserved excess inventory. If actual market conditions differ from those CIENA has projected, CIENA may be required to take additional inventory write-downs or to record additional benefits.

Restructuring

As part of its restructuring costs, CIENA provides for the estimated cost of the net lease expense for facilities that are no longer being utilized. The provision is equal to the future minimum lease payments under contractual obligations offset by estimated future sublease payments. As of the end of the first nine months of fiscal 2003, CIENA’s accrued restructuring liability related to net lease expense and other related charges was $65.2 million. If actual market conditions are less favorable than those CIENA has projected, CIENA may be required to recognize additional restructuring costs associated with these facilities.

Minority Investments

CIENA holds minority interests in several companies having operations or technology in areas within its strategic focus. As of July 31, 2003, $11.0 million of these investments are included in other long-term assets. CIENA records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. During the nine months ended July 31, 2003, no material impairment charges were recorded. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Impairment of Goodwill

Effective November 1, 2001, CIENA adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and ceased to amortize goodwill. As of July 31, 2003, CIENA’s assets include $301.0 million related to goodwill. SFAS 142 requires that we cease to amortize goodwill and to test it for impairment on an annual basis, and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of CIENA below its carrying value. Since no event occurred or circumstances changed during the first nine months of fiscal 2003 that would, more likely than not, reduce the fair value of CIENA below its carrying value, no impairment was recorded in the first nine months of fiscal 2003. If actual market conditions are less favorable than those we have projected or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of CIENA below its carrying value, we may be required to recognize additional goodwill impairment charges.

Deferred Tax Valuation Allowance

As of July 31, 2003, CIENA has recorded a valuation allowance of $835.3 million against our gross deferred tax assets of $835.3 million. We calculated the valuation allowance in accordance with the provisions of Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS 109”) which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Positive evidence, such as operating results during the most recent three-year period, is given more weight when due to our current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred assets will be achieved. Our results over the most recent three-year period were heavily affected by our recent deliberate and planned business restructuring activities. Our cumulative loss in the most recent three-year period represents sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

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

Results of Operations

Three Months Ended July 31, 2002 Compared to Three Months Ended July 31, 2003

Revenue. CIENA recognized $50.0 million and $68.5 million in revenue for the quarters ended July 31, 2002 and 2003, respectively. The increase of $18.5 million, or 36.9%, was primarily due to increased product sales of metro transport and switching products. We had sales to 72 customers in the quarter ended July 31, 2003, as compared to 57 customers in the same quarter of the prior year. During the quarter ended July 31, 2003, two customers accounted for 13.0% and 10.1% of CIENA’s quarterly revenue and combined accounted for 23.1%. This compares to the quarter ended July 31, 2002, in which two customers accounted for 17.9% and 14.0% of revenue and combined accounted for 31.9%.

CIENA’s geographic distribution of revenues for the quarters ended July 31, 2002 and 2003 was as follows (in thousands):

	Quarter Ended July 31,

	2002	%	2003	%

Domestic	$29,387	58.7	$41,342	60.4
International	20,641	41.3	27,136	39.6

Total	$50,028	100.0	$68,478	100.0

During the third quarter of fiscal 2003, the majority of our revenue was from sales of metro transport equipment, metro switching products, intelligent core switching products and multi-service switching products. Revenues during the third quarter of fiscal 2002 were primarily from sales of intelligent core switching products, metro transport products and long distance transport products. CIENA’s revenues from products and services for the quarters ended July 31, 2002 and 2003 were as follows (in thousands):

	Quarter Ended July 31,

	2002	%	2003	%

Products	$41,029	82.0	$59,294	86.6
Services	8,999	18.0	9,184	13.4

Total	$50,028	100.0	$68,478	100.0

Gross Profit (Loss). Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees, direct technical support costs, cost of excess and obsolete inventory and overhead related to manufacturing, technical support and engineering, furnishing and installation (“EF&I”) operations. Gross profit (loss) was ($42.1) million and $16.5 million for the quarters ended July 31, 2002 and 2003, respectively. The $58.6 million increase was the result of a $41.2 million decrease in inventory obsolescence cost and an increase in product sales.

Gross profit (loss) as a percentage of revenue was (84.2%) and 24.1% for the third quarters of fiscal 2002 and 2003, respectively. The increase was largely attributable to decreases in inventory obsolescence costs, increases in manufacturing efficiencies, higher margin product mix and improvements in margin from installation and technical support services. Gross profit on products as a percentage of product revenue was 8.7% and 33.8% for the third quarters of fiscal 2002 and 2003, respectively. The improvement was largely attributable to increases in manufacturing efficiencies and higher margin product mix. Gross loss on services as a percentage of services revenue was 50.1% and 38.8% for the third quarters of fiscal 2002 and 2003, respectively. The improvement in services gross margin was largely attributable to reductions in services overhead costs.

Research and Development Expenses. Research and development expenses (exclusive of deferred stock compensation costs of $3.9 and $2.9 million) were $54.0 million and $48.0 million for the quarters ended July 31, 2002 and 2003, respectively. During the third quarters of fiscal 2002 and 2003, research and development expenses were 107.8% and 70.0% of revenue, respectively. The $6.0 million, or 11.1%, decrease was the result of decreases in staffing levels, consumption of prototype parts and depreciation expense. We expense research and development costs as incurred.

Selling and Marketing Expenses. Selling and marketing expenses (exclusive of deferred stock compensation costs of $0.8 and $0.7 million) were $30.8 million and $24.5 million for the quarters ended July 31, 2002 and 2003, respectively. During the third quarters of fiscal 2002 and 2003, selling and marketing expenses were 61.6% and 35.8% of revenue, respectively. The $6.3 million, or 20.4%, decrease was primarily the result of reduced levels of sales staff, advertising costs, outside consultants, facility costs and depreciation expense.

General and Administrative Expenses. General and administrative expenses (exclusive of deferred stock compensation costs of $0.3 and $0.3 million) were $10.8 million and $8.0 million for the quarters ended July 31, 2002 and 2003, respectively. During the third quarters of fiscal 2002 and 2003, general and administrative expenses were 21.6% and 11.6% of revenue, respectively. The $2.8 million, or 25.9%, decrease was primarily the result of decreases in staffing levels, outside consultants and facility costs.

Deferred Stock Compensation Costs. Deferred stock compensation costs were $5.0 million and $3.9 million for the quarters ended July 31, 2002 and 2003, respectively. As part of our acquisition of Cyras, ONI and WaveSmith, we recorded $98.5, $8.8 and $7.4 million of deferred stock compensation relating to the unvested stock options and restricted stock assumed in the acquisitions, respectively. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized over the remaining vesting period of the applicable options. As July 31, 2003, the balance of deferred stock compensation is $14.9 million.

Amortization of Intangible Assets. Amortization of intangible assets (exclusive of $0 and $1.0 million included in cost of goods sold related to certain technology licenses) was $2.3 million and $4.5 million for the quarters ended July 31, 2002 and 2003, respectively. In purchasing companies, we have acquired intangible assets such as certain developed technology, patents and covenants not to compete. As part of our March 2001 acquisition of Cyras, we recorded $47.7 million worth of other intangible assets. The intangible assets from the Cyras purchase will be amortized over a seven-year period. As part of our June 2002 acquisition of ONI, we recorded $15.1 million worth of other intangibles assets. The intangible assets from our ONI purchase will be amortized over periods ranging from two months to seven years. As part of our June 2003 acquisition of WaveSmith, we recorded $59.7 million worth of other intangible assets. The intangible assets from the WaveSmith acquisition will be amortized over a period ranging from 2.5 months to seven years.

In-Process Research and Development. In connection with the WaveSmith acquisition, the Company recorded a $1.5 million charge related to in-process research and development for the quarter ended July 31, 2003. This generally represents the estimated value of purchased in-process technology related to WaveSmith’s multi-service switching product development that had not yet reached technological feasibility and had no alternative future use at the time of the acquisition. The amount of purchase price allocated to in-process research and development was determined using the discounted cash flow method. This method consisted of estimating future net cash flows attributable to the in-process technology for a discrete projection period and discounting the net cash flows back to their present value.

Restructuring Costs. During the third quarter of fiscal 2002, we recorded a restructuring charge of $18.6 million associated with workforce reductions, lease terminations, non-cancelable lease costs and the write-down of certain property, equipment and leasehold improvements. During the third quarter fiscal 2003, we recorded restructuring charges of $15.5 million associated with workforce reductions and the write-down of certain property and equipment. We expect to incur similar charges over the next several quarters as a result of our ongoing program to restructure our business.

Provision for Doubtful Accounts. We recorded a $1.2 million benefit related to the reversal of a previously recorded provision for doubtful accounts in the third quarter of fiscal 2002. The reversal was due to the receipt of an unanticipated payment. No provision or benefit was recorded in the third quarter of fiscal 2003.

Interest and Other Income (Expense), Net. Interest income and other income (expense), net were $13.6 million and $8.9 million for the quarters ended July 31, 2002 and 2003, respectively. The $4.7 million decrease was attributable to the impact of lower average interest rates and lower average cash and invested balances.

Interest Expense. Interest expense was $10.6 million and $8.1 million for the quarters ended July 31, 2002 and 2003, respectively. The $2.5 million decrease was attributable to a decrease in our debt obligations outstanding between the two periods.

Provision for Income Taxes. CIENA’s provision for income taxes was $0.6 million and $0.3 million for the quarters ended July 31, 2002 and 2003, respectively. The provisions are primarily attributable to foreign tax related to CIENA’s foreign operations. No tax benefit was recorded for CIENA’s domestic losses during the comparable periods. CIENA will continue to maintain a valuation allowance against certain deferred tax assets until sufficient positive evidence exists to support its reversal.

Net Loss. CIENA’s net loss for the quarters ended July 31, 2002 and 2003 was $160.0 million and $88.9 million, respectively.

Nine Months Ended July 31, 2002 Compared to Nine Months Ended July 31, 2003

Revenue. CIENA recognized $299.2 million and $212.5 million in revenue for the nine months ended July 31, 2002 and 2003, respectively. The decrease of $86.7 million, or 29.0%, resulted primarily from the reduction in demand for long distance transport products and intelligent core switching products worldwide. This decrease in revenue occurred even though we had sales to 85 customers in the nine months ended July 31, 2003, as compared to 71 customers in the same period of the prior year. During the nine months ended July 31, 2003, two customers accounted for 14.7% and 12.4% of CIENA’s revenue and combined accounted for 27.1%. This compares to the nine months ended July 31, 2002, in which two customers accounted for 20.8% and 18.6% of CIENA’s revenues and combined accounted for 39.4%. Revenues derived from international sales accounted for 31.6% and 35.8% of CIENA’s revenues during the nine months ended July 31, 2002 and 2003, respectively. The Company’s geographic distribution of revenues for the nine months ended July 31, 2002 and 2003 was as follows (in thousands):

	Nine months ended July 31,

	2002	%	2003	%

Domestic	$204,775	68.4	$136,415	64.2
International	94,462	31.6	76,077	35.8

Total	$299,237	100.0	$212,492	100.0

Revenues during the nine months ended July 31, 2003 were primarily from sales of metro transport equipment, metro switching products, intelligent core switching products and multi-service switching products. Revenues during the nine months ended July 31, 2002 were primarily from sales of intelligent core switching products, metro switching products and long distance transport products. CIENA’s revenues derived from products and services for the nine months ended July 31, 2002 and 2003 were as follows (in thousands):

	Nine months ended July 31,

	2002	%	2003	%

Products	$254,428	85.0	$183,913	86.5
Services	44,809	15.0	28,579	13.5

Total	$299,237	100.0	$212,492	100.0

Gross Profit (Loss). Gross profits (loss) were ($243.4) million and $51.0 million for the nine months ended July 31, 2002 and 2003, respectively. The $294.4 million increase was primarily the result of a $289.0 million decrease in inventory obsolescence cost.

Gross profit (loss) as a percentage of revenue was (81.3%) and 24.0% for the nine months ended July 31, 2002 and 2003, respectively. The increase was largely attributable to decreases in inventory obsolescence costs, increases in manufacturing efficiencies, and higher margin product mix. Gross profit on products as a percentage of product revenue was 24.7% and 32.9% for the nine months ended July 31, 2002 and 2003, respectively. The increase was largely attributable to increases in manufacturing efficiencies and higher margin product mix. Gross loss on services as a percentage of services was 47.7% and 48.0% for the nine months ended July 31, 2002 and 2003, respectively.

Research and Development Expenses. Research and development expenses (exclusive of deferred stock compensation costs of $11.3 and $10.1 million) were $178.3 million and $153.9 million for the nine months ended July 31, 2002 and 2003, respectively. During the first nine months of fiscal 2002 and 2003, research and development expenses were 59.6% and 72.4% of revenue, respectively. The $24.4 million or 13.7% decrease was the result of decreased employee related expenses, prototype costs, consulting expenses, and depreciation expense. CIENA expenses research and development costs as incurred.

Selling and Marketing Expenses. Selling and marketing expenses (exclusive of deferred stock compensation costs of $2.6 and $2.1 million) were $98.3 million and $76.8 million for the nine months ended July 31, 2002 and 2003, respectively. During the first nine months of fiscal 2002 and 2003, selling and marketing expenses were 32.8% and 36.1% of revenue, respectively. The $21.5 million, or 21.8%, decrease was the result of reduced levels of sales staff, advertising costs, outside consultants, facility costs and depreciation expense.

General and Administrative Expenses. General and administrative expenses (exclusive of deferred stock compensation costs of $0.7 and $1.0 million) were $37.7 million and $28.2 million for the nine months ended July 31, 2002 and 2003, respectively. During the first nine months of 2002 and 2003, general and administrative expenses were 12.6% and 13.3% of revenue, respectively. The $9.5 million or 25.2% decrease was primarily the result of decreases in staffing levels, outside consultants and facility costs.

Deferred Stock Compensation Costs. Deferred stock compensation costs were $14.6 million and $13.3 million for the nine months ended July 31, 2002 and 2003, respectively. As part of our acquisition of Cyras, ONI and WaveSmith, we recorded $98.5, $8.8 million and $7.4 of deferred stock compensation relating to the unvested stock options and restricted stock assumed in the acquisition, respectively. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized over the remaining vesting period of the applicable options. As of July 31, 2003, the balance of deferred stock compensation is $14.9 million.

Amortization of Intangible Assets. Amortization of intangible assets (exclusive of $0 and $2.3 million included in cost of goods sold related to certain technology licenses) was $6.0 million and $11.5 million for the nine months ended July 31, 2002 and 2003, respectively. In purchasing companies, we have acquired intangible assets such as certain developed technology, patents and covenants not to compete. As part of our March 2001 acquisition of Cyras, we recorded $47.7 million worth of other intangible assets. The intangible assets from the Cyras purchase will be amortized over a seven-year period. As part of our June 2002 acquisition of ONI, we recorded $15.1 million worth of other intangibles assets. The intangible assets from our ONI purchase will be amortized over periods ranging from two-months to seven years. As part of our June 2003 acquisition of WaveSmith, we recorded $59.7 million worth of other intangible assets. The intangible assets from the WaveSmith acquisition will be amortized over a period ranging from 2.5 months to seven years.

In-Process Research and Development. In connection with the WaveSmith acquisition, the Company recorded a $1.5 million charge related to in-process research and development for the nine-months ended July 31, 2003. This generally represents the estimated value of purchased in-process technology related to WaveSmith’s multi-service switching product development that had not yet reached technological feasibility and had no alternative future use at the time of the acquisition. The amount of purchase price allocated to in-process research and development was determined using the discounted cash flow method. This method consisted of estimating future net cash flows attributable to the in-process technology for a discrete projection period and discounting the net cash flows back to their present value.

Nortel Networks Settlement Costs. In January 2003, we reached an agreement with Nortel. Under the settlement agreement, we made a one-time payment of $25.0 million to Nortel, and Nortel granted CIENA a license under the patents in suit and certain related patents. CIENA accounted for the $25.0 million liability by recording an expense of $2.5 million in first quarter 2003 related to the settlement of the litigation, and recording the remaining $22.5 million as an intangible asset that will be amortized over eight years based upon the expected life of the patent rights acquired in the settlement.

Restructuring Costs. During the nine months ended July 31, 2002, we recorded a restructuring charge of $146.7 million associated with workforce reductions, lease terminations, non-cancelable lease costs and the write-down of certain property, equipment and leasehold improvements associated with our restructuring activities. During the nine months ended July 31, 2003, we recorded a restructuring charge of $19.9 associated with workforce reductions and the write-down of certain property and equipment. This was offset by a credit of $1.6 million related to the adjustment of previously estimated restructuring charges. We expect to incur similar charges over the next several quarters as a result of our ongoing program to restructure our business.

Provision for Doubtful Accounts. We recorded a net provision for doubtful accounts of $14.8 million in the nine months ended July 31, 2002. This provision relates to the estimated losses from two customers whose financial condition suggested that they would not be able to make required payments to CIENA. No provision was recorded in the first nine months of fiscal 2003.

Interest and Other Income, Net. Interest income and other income, net were $44.8 million and $33.3 million for the nine months ended July 31, 2002 and 2003, respectively. The $11.5 million decrease was attributable to the impact of lower average interest rates and lower average cash and invested balances.

Interest Expense. Interest expense was $29.8 million and $28.3 million for the nine months ended July 31, 2002 and 2003, respectively. The $1.4 million, or 4.8%, decrease was attributable to the decrease in our debt obligations between the two periods.

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

Loss on Extinguishment of Debt. In the first nine months of fiscal 2003, CIENA conducted a tender offer to purchase the remaining outstanding $202.9 million of ONI 5.00% convertible subordinated notes which resulted in its purchase of $154.7 million of those notes. CIENA paid $140.3 million for notes with a cumulative accreted book value of $119.7 million, which resulted in a loss on early extinguishment of debt of $20.6 million.

Provision for Income Taxes. CIENA’s provision for income taxes was $112.2 million for the nine months ended July 31, 2002. This was inclusive of a net income tax benefit of $193.6 million or 34% of the net loss for the period, offset by a $305.8 million non-cash charge to a valuation allowance against our gross deferred tax assets. CIENA’s provision for income taxes was $0.9 million for the first nine months of fiscal 2003. This provision was primarily attributable to foreign taxes related to CIENA’s foreign operations. We did not record a tax benefit for CIENA’s domestic losses during the first nine months of fiscal 2003. CIENA intends to maintain a valuation allowance against certain deferred tax assets until sufficient positive evidences exists to support its reversal.

Net Loss. CIENA’s net loss for the nine months ended July 31, 2002 and 2003 was $842.7 million and $271.5 million, respectively.

Liquidity and Capital Resources

At July 31, 2003, CIENA’s principal source of liquidity was its cash and cash equivalents of $585.3 million, short-term investments of $727.1 million and long-term investments of $437.1 million.

Cash provided by operations was $67.1 million for the nine months ended July 31, 2002. This was comprised of a large net loss offset by the provision for inventory obsolescence, collection of accounts receivable, the change in the deferred income tax asset and the charge due to the non-cash portion of restructuring charges and related asset write-downs.

Cash used in operations was $174.7 million for the nine months ended July 31, 2003. This was comprised of the net loss, and the reduction in accounts payable offset by the early extinguishment of debt, the non-cash portion of restructuring charges and related asset write-downs, depreciation and amortization expense, amortization of intangibles and the reduction of inventory.

During the nine months ended July 31, 2002, cash provided by investing activities was $413.6 million. Investment activities included the net maturities of $189.0 million worth of short and long-term investments and purchases of $57.3 million of capital expenditures, $5.0 million for equity investments in non-public companies and a receipt of $286.9 million from the ONI acquisition.

During the nine months ended July 31, 2003, cash provided by investing activities was $516.4 million. Investment activities included the net maturities of $537.1 million worth of short and long-term investments and purchases of $24.8 million of capital expenditures and a receipt of $4.2 million from the WaveSmith acquisition.

Cash used in financing activities for the nine months ended July 31, 2002 was $163.4 million. On April 30, 2002, we redeemed all the outstanding Cyras Systems LLC 4.5% convertible subordinated notes at a total redemption price of $178.4 million.

Cash used in financing activities for the nine months ended July 31, 2003 was $133.6 million. The primary use was related to the purchase of $154.7 million of the remaining $202.9 million outstanding ONI convertible subordinated notes. We paid $139.2 million for the notes and fees of $1.1 million related to the purchase. Also, during the nine months ended July 31, 2003, we received $5.8 million from the exercise of stock options and $1.6 million from the repayment of notes receivable from stockholders.

The following is a summary of our future minimum payments under contractual obligations as of July 31, 2003 (in thousands):

		Less than	One to	Four to five
	Total	one year	three years	years	Thereafter

Convertible notes (1)	$860,749	$28,289	$103,648	$728,812	$—
Operating leases	259,064	37,047	72,378	57,871	91,768
Purchase obligations (2)	40,010	40,010	—	—	—

Total	$1,159,823	$105,346	$176,026	$786,683	$91,768

The following is a summary of our other commercial commitments by commitment expiration date as of July 31, 2003 (in thousands):

		Less than	One to	Four to five
	Total	one year	three years	years	Thereafter

Standby letters of credit	$10,890	$10,280	$360	$250	$—

Notes to above tables:

(1)	The terms of our convertible notes with a principal value of $690.0 million include interest at 3.75% payable on a semi-annual basis on February 1 and August 1 of each year; the notes are due February 1, 2008. The terms of the ONI convertible subordinated notes with a principal value of $48.3 million include interest at 5.00% payable on a semi-annual basis on April 15 and October 15 of each year; the notes are due October 15, 2005

(2)	Purchase commitments related to amounts we are obligated to pay to our contract manufacturers and component suppliers for inventory. In the quarter ending October 31, 2003, we expect inventory to increase as a result of providing a sizeable amount of equipment for a large customer trial. If we are unsuccessful in winning this contract, we may be required to take a charge for the write down or write off of this inventory.

On August 21, 2003, CIENA announced that it had entered into an agreement to acquire by merger Akara Corporation, a privately held corporation headquartered in Kanata, Ontario. Under the terms of the acquisition agreement, Akara will merge with a wholly-owned subsidiary of CIENA, and all the remaining shares of Akara common and preferred stock will be exchanged for aggregate consideration of $45 million consisting of $31 million in cash and $14 million in shares of CIENA common stock. The number of shares to be issued will be determined based on the average closing prices of CIENA common stock on the Nasdaq Stock Market on the ten trading days preceding the closing date. We expect to complete the transaction during the fourth quarter of fiscal 2003.

We have also agreed in principle to invest up to $15 million in other private companies. We anticipate that we will complete these other transactions in the fourth quarter of fiscal 2003.

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

Our business could continue to be adversely affected by unfavorable and uncertain conditions in the communications industry and the economy in general

The last three years have seen substantial changes in the communications industry. Most of our customers and potential customers have confronted static or declining revenues. Many have experienced significant financial distress, and some have gone out of business. This has resulted in a significant change in the structure of the equipment industry, with greater concentration of purchasing power in a small number of large services providers, combined with a substantial reduction in overall demand. Together these factors have adversely affected our revenue and operating results. In addition, most of our customers have become more conservative and uncertain about their future purchases which has made managing our business difficult.

We expect the factors described above to continue to affect our business for an indeterminate period, in several significant ways:

•	capital expenditures by many of our customers will be flat or reduced;

•	we will continue to have only limited ability to forecast the volume and product mix of our sales;

•	managing our expenditures will be difficult in light of the uncertainties surrounding our business;

•	increased competition resulting from reduced demand will put substantial downward pressures on the pricing of our products, tending to reduce our profit margins;

•	increased competition will enable customers to insist on more favorable terms and conditions for sales, including extended payment terms or other financing assistance, as a condition of procuring their business; and

•	the bankruptcies or weakened financial condition of some of our customers may require us to write off amounts due to us from prior sales.

The result of any one or a combination of these factors could lead to further reduced revenue and increased operating losses.

We face intense competition that could hurt our sales and profitability

The market for networking solutions is extremely competitive. Competition in this market is based on varying combinations of price, functionality, manufacturing capability, installation, services, scalability and the ability of the system solutions to meet customers’ immediate and future network requirements. A small number of very large companies, including Alcatel, Cisco Systems, Telefon AB LM Ericsson, Fujitsu Group, Hitachi Ltd., Huawei Technologies Co., Ltd, Lucent Technologies Inc., Marconi Corporation, NEC Corporation, Nortel Networks, Siemens AG and Tellabs, Inc., have historically dominated the telecommunications equipment industry. They all have greater financial, marketing, manufacturing and intellectual property resources than CIENA. They also often have existing relationships with our potential customers.

Because we sell systems that compete directly with product offerings of these companies, and in some cases displace or replace their equipment, we represent a competitive threat. The decline in the market for communications networking products has resulted in even greater competitive pressures. We expect that the aggressive tactics we have confronted on the part of many of these competitors will continue, and perhaps become more severe. These tactics include:

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

In addition, several of our largest competitors have experienced financial difficulties. We have confronted situations in which the competitor contends that unless the customer awards it the business, the competitor may fail, leaving the customer without support for the competitor’s equipment already in the network. To the extent that such arguments are successful, we may be at a disadvantage in winning new business.

Tactics such as those described above can be particularly effective in a concentrated customer base like ours. Our customers are under increasing competitive pressure to deliver their services at the lowest possible cost. This pressure may result in the pricing of communications networking systems becoming a more important factor in customer decisions. This may favor larger competitors that can spread the effect of price discounts across a larger array of products and services and across a larger customer base than ours. If we are unable to offset any reductions in the average sales price for our products by a reduction in the cost of our products, our gross profit margins will be adversely affected. Our inability to compete successfully against our competitors and maintain our gross profit margins would harm our business, financial condition and results of operations.

Many of our customers have indicated that they intend to establish a relationship with at least two vendors for communication networking products. With respect to customers for whom we are the only supplier of networking solutions, we do not know when or if these customers will select a second vendor or what impact the selection might have on purchases from us. If a second supplier is chosen, these customers could reduce their purchases from us, which could in turn have a material adverse effect on us.

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

Product performance problems could limit our sales prospects

The development and production of new products with high technology content often involves problems with software, components and manufacturing methods. If significant reliability, quality or network monitoring problems develop, including those due to defects in software or faulty components, a number of negative effects on our business could result, including:

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

Economic conditions may require us to reduce the size of our business further

Since November 2001, we have undertaken reductions in force, some of which were accompanied by dispositions of assets, as part of our effort to reduce the size of our operations to better match the reduced sales of our products and services. Weakness in the global economy generally, and the telecommunications equipment market in particular, continue to affect our business substantially. We will be required to take additional steps to reduce our costs, including further reductions in force. Any such steps would likely result in significant charges from write-downs or write-offs of assets, costs of lease terminations, and expenses resulting from the termination of personnel.

Selling our products requires substantial investments of our resources which may not produce anticipated benefits.

In order to sell our products to both potential and existing customers, we must invest in financial, engineering, manufacturing and logistics support resources, even though we are unsure of the volume, duration or timing of customer purchases. Our customers are generally technically sophisticated and demanding. Consequently, we may incur substantial expenses and devote resources to potential relationships that never materialize or fulfill our expectations, in which event our investment may largely be lost. For example, we often provide equipment and services to our customers, free of charge, for the purpose of performing laboratory testing. In the quarter ending October 31, 2003, we expect inventory to increase as a result of providing a sizeable amount of equipment for a large customer trial. If we are unsuccessful in winning this contract, we may be required to take a charge for the write down or write off of this inventory.

Our results can fluctuate unpredictably

Purchases by many of our potential and existing customers can be unpredictable, sporadic and subject to unanticipated changes. Our results, in turn, tend to fluctuate unpredictably. A decision to purchase our products requires a significant investment and commitment of resources by our customers. As a result, the sales cycles for many of our products are long, often as much as a year or two between initial contact with a potential customer and the recognition of revenue from sales to the customer. Further, purchases by our existing customers tend to be large and sporadic, depending upon their need to build a customer base, their plans for expanding their networks, the availability of financing, and the effects of regulatory and business conditions in the countries in which they operate. Current economic and market conditions have made it even more difficult to make reliable estimates of future revenue.

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

Other factors can also contribute to fluctuations in our revenue and operating results, including:

•	fluctuations in demand for our products;

•	changes in our pricing policies or the pricing policies of our competitors;

•	the timing and size of orders from customers;

•	changes in customers’ requirements, including changes or cancellations to orders from customers;

•	the introduction of new products by us or our competitors;

•	changes in the price or availability of components for our products;

•	readiness of customer sites for installation;

•	satisfaction of contractual customer acceptance criteria and related revenue recognition issues;

•	manufacturing and shipment delays and deferrals;

•	increased service, installation, warranty or repair costs;

•	the timing and amount of employer payroll tax to be paid on employee gains on stock options exercised; and

•	changes in general economic conditions as well as those specific to the telecommunications industry.

Our future success will depend on our ability to acquire new customers, expand our distribution channels and increase our product portfolio

Historically, a large percentage of our sales have been made to emerging carriers, many of which have experienced severe financial difficulties. Consequently, we expect our sales to emerging carriers to be limited, and our future success will depend, to a large extent, on our ability to increase our sales to incumbent carriers, including, in the United States, the regional Bell operating companies (“RBOCs”), and abroad, the large, traditional telecommunications operators (“TOs”), many of which were formerly government-owned “post, telephone and telegraph” enterprises. If we do not succeed in continuing to penetrate this segment of the market, our business could suffer.

We are beginning to sell some of our products through systems integrators, distributors, resellers, and similar sales channels. We also are attempting to sell some of our products to large enterprises and federal, state and local governments. Since we have only limited experience in these sales efforts, it is uncertain to what extent we will be successful.

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

Selling to large, incumbent carriers is often more difficult and time-consuming than selling to newer carriers

We have relatively limited experience in selling to large RBOCs and TOs. Many of them have long-standing supplier relationships with other vendors, which present additional challenges to the sales process. The sales cycles for these larger customers is often substantially longer than for sales to smaller customers; and they often require extensive testing of products before deciding to purchase them. Even after we have signed a sales contract with a customer, we are typically unable to recognize revenue until final acceptance tests are completed satisfactorily. The certification process for new telecommunications equipment used in the networks of the RBOCs and TOs tends to be particularly lengthy and difficult. Complying with these certification requirements may involve unanticipated delays that could adversely affect the timing of our ability to sell our products to these larger carriers.

The success of our strategy depends on our ability to increase our revenue substantially

We believe, as a matter of strategy, we must maintain a size and breadth of our product portfolio that enables us to be successful in selling to the largest communications providers. In order to carry out that strategy, we have deliberately chosen to continue to spend on research and development, sales, and other operating expenses at levels that will not permit us to return to profitability unless we can increase our revenue substantially. If we fail to do so, we will be required to modify our strategy, which would likely have an adverse effect on our financial condition.

We may not be successful in enhancing and upgrading our products

The market for communications networking solutions is characterized by rapid technological change, frequent introductions of new products, and recurring changes in customer requirements. To succeed in this market, we must continue to develop new products and new features for existing products. Doing so is difficult and costly and there is no assurance that we will continue to be successful. In addition, we must be able to identify and gain access to promising new technologies. Failure to keep pace with technological advances would impair the competitiveness of our products and sooner or later do serious harm to our business.

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

Each of these steps, in turn, presents serious risks of failure, rework or delay, any one of which could decrease the speed and scope of product introduction and marketplace acceptance of the product. Specialized ASICs and intensive software testing and validation are key to the timely introduction of enhancements to several of our products and schedule delays are common in the final validation phase, as well as in the manufacture of specialized ASICs. In addition, unexpected intellectual property disputes, failure of critical design elements, and a host of other execution risks may delay or even prevent the introduction of these products. If we do not develop and successfully introduce these products in a timely manner, our business, financial condition and results of operations would be harmed.

Our strategy involves pursuing strategic acquisitions and investments that may not be successful

Our business strategy includes acquiring or making strategic investments in other companies with a view to expanding our portfolio of products and services, acquiring new technologies, and accelerating the development of new or improved products. To do so, we may issue equity that would dilute our current shareholders’ percentage ownership or incur debt or assume indebtedness. In addition, we may incur significant amortization expenses related to intangible assets. In the fourth quarter fiscal 2001 and fourth quarter fiscal 2002, we incurred a significant write-off of goodwill associated with our previous acquisitions. Strategic investments and acquisitions involve numerous risks, including:

• potential large cash expenditures;

• difficulties in integrating the operations, technologies and products of the acquired companies;

• diversion of management’s attention from our core business;

• potential difficulties in completing projects of the acquired company;

• the potential loss of key employees of the acquired company;

• dependence on unfamiliar or relatively small supply partners; and

• exposure to unanticipated liabilities.

In addition, acquisitions and strategic investments may involve risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions and of obtaining insufficient revenue to offset increased expenses associated with acquisitions.

We may not be able to achieve the benefits we anticipate from the mergers of WaveSmith and Akara

In June 2003, we completed our merger with WaveSmith, and we anticipate completing a merger with Akara in the fourth quarter of fiscal 2003. The process of integrating these two companies into CIENA is complex and exposes us to a variety of risks, including the possible loss of key personnel and failure to integrate these two product lines. It is possible, therefore, that we will not achieve all of the benefits we anticipate from the mergers.

In addition to these operational risks, the mergers creates additional risks that could have a material adverse effect on CIENA’s business, results of operations and financial condition. The mergers have and will result in CIENA succeeding to all known and unknown liabilities of WaveSmith and Akara. These liabilities may include liabilities to shareholders, customers, suppliers or employees, as well as liabilities related to intellectual property disputes. Further, CIENA estimated the fair market value of certain acquired assets and liabilities based on predictions about future developments. If these predictions are incorrect

CIENA may be required to record adjustments to its financial statements in the future.

There is also some uncertainty as to whether obtaining the agreements of WaveSmith stockholders to vote in favor of the WaveSmith merger prior to filing a registration statement with the SEC complied with the registration requirements of the Securities Act. While CIENA believes that the merger was effected in compliance with applicable securities and other laws, there can be no assurance that this is the case.

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

We may not be successful in selling our products into new markets or through new channels

We have limited experience and capability in direct sales into the enterprise, government markets or certain geographic markets. We are accordingly taking steps to develop new sales channels through distributors and systems integrators for sales of those of our products that are suitable for those markets. We have limited experience in developing and managing such channels, and it is possible that our efforts may not succeed according to plan, which could reduce our revenue and profitability.

In addition, sales to federal, state and local governments often require compliance with complex procurement rules and regulations with which we have little experience. We may be unable to compete for government opportunities if we cannot comply with these rules and regulations.

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

We have been subject to several claims of patent infringement, which in some cases have required us to pay the patent holders substantial sums or enter into license agreements requiring ongoing royalty payments. The frequency of assertions of patent infringement in the field of telecommunications networking solutions seems to be increasing as patent holders seek alternative sources of revenue. There is a possibility that we may again find ourselves required to take patent licenses or to redesign or stop selling products that allegedly infringe patents belonging to others. If we are sued for infringement and are unsuccessful in defending the suit, we could be subject to significant damages, and our business and customer relationships could be adversely affected.

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

Interest Rate Sensitivity. The Company maintains a short-term and long-term investment portfolio. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at July 31, 2003, the fair value of the portfolio would decline by approximately $80.8 million.

Foreign Currency Exchange Risk. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results. Historically CIENA’s primary exposures have been related to non-dollar denominated operating expenses in Europe and Asia where the Company sells primarily in U.S. dollars. CIENA is prepared to hedge against fluctuations in foreign currency if this exposure becomes material. As of July 31, 2003, the assets and liabilities of the Company related to non-dollar denominated currencies were not material. Therefore we do not expect an increase or decrease of 10% in the foreign exchange rate would have a material impact on the Company’s financial position.

Item 4. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of CIENA have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, and have concluded that as of the end of the period covered by this report the disclosure controls and procedures were effective at meeting their objectives.

There was no change in CIENA’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during CIENA’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, CIENA’s internal control over financial reporting.

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

On July 19, 2000, CIENA and CIENA Properties, Inc., a wholly owned subsidiary of CIENA, filed a complaint in the United States District Court for the District of Delaware requesting damages and injunctive relief against Corvis Corporation (“Corvis”). The suit charged Corvis with infringing four patents relating to CIENA’s optical networking communication systems and technology. A jury trial to determine whether Corvis is infringing these patents commenced on February 10, 2003. On February 24, 2003, the jury decided that Corvis was infringing one of the patents and not infringing two others. The jury was deadlocked with respect to infringement on the fourth patent. This trial was immediately followed by a trial on Corvis’ affirmative defenses based on the validity of two of the patents. On February 28, 2003, the jury in this trial determined that the patents were valid. In April 2003, following a third trial, another jury decided that Corvis had infringed the fourth patent on which the previous jury had deadlocked. Based on these favorable verdicts collectively holding that Corvis is infringing two valid CIENA patents, CIENA has moved for an injunction to prohibit the sale by Corvis of the infringing products. The court has not yet ruled on this motion.

As a result of the merger with ONI, we became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of our common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Ms. Davis have been dismissed from the action without prejudice pursuant to a tolling agreement. In July 2002, ONI and other issuers in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim, which was denied as to ONI on February 19, 2003. CIENA has participated, together with the other issuer defendants in these cases, in mediated settlement negotiations that have led to a preliminary agreement among the plaintiffs, the issuer defendants and their insurers. The settlement, which is subject to court approval, would result in the dismissal of the plaintiffs’ cases against the issuers. CIENA has agreed in principle to the terms of this settlement. CIENA does not anticipate that it will be required to make any payments as a result of the settlement.

On May 3, 2002, a shareholder derivative complaint alleging violations of California state law was filed in the Superior Court of the State of California, County of Santa Clara against ONI. As a result of the merger with ONI, CIENA has also become a defendant in the lawsuit. The complaint names Hugh Martin; the other members of the ONI’s board of directors; Terrence J. Schmid, ONI’s former chief financial officer and vice president, finance and administration; and certain underwriters of ONI’s initial public offering as defendants. The complaint alleges that the defendants breached their fiduciary duties, acted negligently and were unjustly enriched in determining the offering price of ONI Systems common stock in ONI’s initial public offering. No specific amount of damages has been claimed. The complaint is encaptioned Sabrina Kurzman and Michael Kurzman, Derivatively on Behalf of ONI Systems Corp. v. Hugh C. Martin. In September 2002, CIENA filed a motion to dismiss the complaint. The Company’s motion to dismiss was granted by the court on November 6, 2002. On December 2, 2002, the plaintiffs filed a notice of appeal from the court’s order. Plaintiffs have withdrawn their appeal, and the lawsuit was dismissed on June 19, 2003.

As a result of the merger with ONI, we also became a defendant in two substantially identical purported class actions on behalf of ONI security holders originally brought against ONI and members of its board of directors. The complaints allege that the director defendants breached their fiduciary duties to ONI in approving the merger with CIENA and seek declaratory, injunctive and other relief permitted by equity. The plaintiffs failed to obtain an injunction against completion of the merger. The first of these cases was filed on February 20, 2002, in the Superior Court of the State of California, County of San Mateo, and is encaptioned K.W. Sams, On Behalf of Himself and All Others Similarly Situated v. ONI Systems Corporation, et al. The second case was brought on March 19, 2002, in the Superior Court of the State of California, County of Santa Clara, and is encaptioned Steven Myeary, On Behalf of Himself and All Others Similarly Situated v. ONI Systems Corporation. On April 14, 2003, the plaintiffs in these cases filed a consolidated amended complaint and named four additional defendants: CIENA Corporation, James F. Jordan, Kleiner Perkins Caufield & Byers and Mohr Davidow Ventures. We believe that these lawsuits are without merit and will continue to defend them vigorously.

Item 2. Changes in Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit	Description

	10.36	WaveSmith Networks, Inc. 2000 Stock Option and Incentive Plan

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

•	Form 8-K (Item 9 reported) filed June 17, 2003

•	Form 8-K (Item 7 and Item 12 reported) filed August 21, 2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIENA CORPORATION

Date: August 21, 2003	By:	/s/ Gary B. Smith

Gary B. Smith
President, Chief Executive Officer
and Director
(Duly Authorized Officer)

Date: August 21, 2003	By:	/s/ Joseph R. Chinnici
Joseph R. Chinnici
Senior Vice President, Finance and
Chief Financial Officer
(Principal Financial Officer)