Form 10-Q
period 2004-01-31
CIENA CORP
filed 2004-02-19
CIK 936395

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)
( x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES (X) NO ( )

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 17, 2004

Common stock. $.01 par value	474,947,608

CIENA CORPORATION

INDEX

FORM 10-Q

Item 1. Financial Statements

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter ended January 31,

	2003	2004

Revenues :
Products	$61,221	$54,674
Services	9,253	11,740

Total revenue	$70,474	$66,414

Costs:
Products	42,234	33,517
Services	14,632	11,301
Provision (benefit) for excess and obsolete inventory costs	(2,657)	1,043

Total cost of goods sold	54,209	45,861

Gross profit	16,265	20,553

Operating expenses:
Research and development	53,734	47,177
Selling and marketing	26,605	25,468
General and administrative	14,706	7,091
Deferred stock compensation costs:
Research and development	3,798	2,205
Sales and marketing	759	518
General and administrative	374	121
Amortization of intangible assets	3,554	3,396
Restructuring costs	—	3,393

Total operating expenses	103,530	89,369

Loss from operations	(87,265)	(68,816)
Interest and other income (expense), net	13,301	7,678
Interest expense	(12,203)	(7,384)
Gain (loss) on equity investments, net	(10)	454
Loss on extinguishment of debt	(20,606)	(8,216)

Loss before income taxes	(106,783)	(76,284)
Provision for income taxes	359	424

Net loss	$(107,142)	$(76,708)

Basic and diluted net loss per common share and dilutive potential common share	$(0.25)	$(0.16)

Weighted average basic common and dilutive potential common shares outstanding	432,572	472,935

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31,	January 31,
	2003	2004

ASSETS
Current assets:
Cash and cash equivalents	$309,665	$296,315
Short-term investments	796,809	757,318
Accounts receivable, net	43,600	45,876
Inventories, net	44,995	49,242
Prepaid expenses and other	34,334	31,767

Total current assets	1,229,403	1,180,518
Long-term investments	519,744	465,638
Equipment, furniture and fixtures, net	114,930	107,590
Goodwill	336,039	335,918
Other intangible assets, net	108,408	104,045
Other long-term assets	69,641	70,614

Total assets	$2,378,165	$2,264,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,402	$40,459
Accrued liabilities	98,926	95,004
Restructuring liabilities	14,378	12,018
Unfavorable lease commitments	9,380	9,269
Income taxes payable	4,640	5,095
Deferred revenue	14,473	20,811

Total current liabilities	186,199	182,656
Long-term deferred revenue	14,547	15,606
Long-term restructuring liabilities	52,164	50,967
Long-term unfavorable lease commitments	61,312	58,833
Other long-term obligations	2,698	2,650
Convertible notes payable	730,428	690,000

Total liabilities	1,047,348	1,000,712

Commitments and contingencies
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 980,000,000 shares authorized; 473,214,856 and 474,809,938 shares issued and outstanding	4,732	4,748
Additional paid-in capital	4,861,182	4,867,544
Deferred stock compensation	(9,664)	(6,565)
Notes receivable from stockholders	(448)	(448)
Accumulated other comprehensive income	2,447	2,472
Accumulated deficit	(3,527,432)	(3,604,140)

	1,330,817	1,263,611

Total liabilities and stockholders’ equity	$2,378,165	$2,264,323

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended January 31,

	2003	2004

Cash flows from operating activities:
Net loss	$(107,142)	$(76,708)
Adjustments to reconcile net loss to net cash provided by operating activities:
Early extinguishment of debt	20,606	8,216
Non-cash impairment from equity transactions	10	—
Non-cash portion of restructuring charges and related asset write-downs	4,167	—
Accretion of notes payable	3,537	599
Non-cash charges for retirement of assets	52	67
Effect of accumulated other comprehensive loss	(403)	(28)
Depreciation	22,107	13,142
Amortization of intangibles, deferred stock compensation and debt issuance costs	9,622	8,009
Provision (benefit) for inventory excess and obsolescence	(2,657)	1,043
Provision for warranty and other contractual obligations	1,332	2,214
Changes in assets and liabilities:
Accounts receivable	5,195	(2,276)
Prepaid expenses and other	(11,156)	958
Inventories	9,656	(5,290)
Accounts payable and accrued liabilities	(698)	(16,357)
Income taxes payable	3,479	455
Deferred revenue and other obligations	3,987	7,397

Net cash used in operating activities	(38,306)	(58,559)

Cash flows from investing activities:
Additions to equipment, furniture and fixtures	(5,813)	(5,869)
Maturities of available for sale securities	283,398	198,797
Purchases of available for sale securities	(173,045)	(112,313)
Marketable securities (discount) premium amortization	—	7,166

Net cash provided by investing activities	104,540	87,781

Cash flows from financing activities:
Net proceeds from (repayment of) other obligations	(914)	39
Net repurchase of convertible subordinated notes payable	(139,211)	(49,243)
Proceeds from issuance of common stock	545	6,632
Repayment of notes receivable from stockholders	1,210	—

Net cash used in financing activities	(138,370)	(42,572)

Net decrease in cash and cash equivalents	(72,136)	(13,350)
Cash and cash equivalents at beginning of period	377,189	309,665

Cash and cash equivalents at end of period	$305,053	$296,315

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) INTERIM FINANCIAL STATEMENTS

     The interim financial statements included herein for CIENA Corporation (the “Company” or “CIENA”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial position of the Company at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the Company’s October 31, 2003 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2003.

(2) RESTRUCTURING COSTS

     The Company is currently engaged in a program to reduce and restructure its costs in order to better align them with its market opportunities and changing product mix. The following table displays the activity and balances of the restructuring reserve account for the period ended January 31, 2004 (in thousands):

					Liabilities recorded
					in connection with
	Workforce		Consolidation of		purchase
	reduction		excess facilities		combination	Total

Balance at October 31, 2002	$5,199		$87,845		$121	$93,165
Additional reserve recorded	12,240	(a)	19,748	(a)	430 (b)	32,418
Adjustments to previous estimates	(523	)(a)	(310	)(a)	—	(833)
Non-cash charges	(1,913)		(28,485)		—	(30,398)
Cash payments	(12,154)		(15,105)		(551)	(27,810)

Balance at October 31, 2003	2,849		63,693		—	66,542
Additional reserve recorded	1,406	(c)	1,298	(c)	—	2,704
Adjustments to previous estimates	154		535		—	689
Cash payments	(3,368)		(3,582)		—	(6,950)

Balance at January 31, 2004	1,041		61,944		—	62,985

Current restructuring liabilities	$1,041		$10,977		$—	$12,018

Non-current restructuring liabilities	$—		$50,967		$—	$50,967

(a)	During the second quarter of fiscal 2003, CIENA reduced its workforce by approximately 75 employees. CIENA recorded a restructuring charge of $2.7 million associated with the workforce reduction.

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

(b)	During the third quarter of fiscal 2003, CIENA and WaveSmith reduced their combined workforce by 8 employees. Approximately $0.4 million of cost associated with the WaveSmith workforce reduction qualify for treatment under EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Combination” and were recorded as an element of the acquisition.

(c)	During the first quarter of fiscal 2004, we incurred charges related to exiting a warehouse and work force reductions of approximately 52 employees.

(3) MARKETABLE DEBT AND EQUITY SECURITIES

     Cash, short-term and long-term investments are comprised of the following (in thousands):

	January 31, 2004

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value

Corporate bonds	$471,213	$873	$—	$472,086
Asset backed obligations	260,825	573	—	261,398
Commercial paper	7,991	2	16	7,977
US government obligations	479,759	1,413	—	481,172
Money market funds	296,638	—	—	296,638

	$1,516,426	$2,861	$16	$1,519,271

Included in cash and cash equivalents	296,315	$—	$—	296,315
Included in short-term investments	755,244	2,074	—	757,318
Included in long-term investments	464,867	787	16	465,638

	$1,516,426	$2,861	$16	$1,519,271

	October 31, 2003

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Loses	Value

Corporate bonds	$617,837	$787	$163	$618,461
Asset-backed obligations	161,474	322	—	161,796
Municipal bonds	5,024	7	—	5,031
Commercial paper	10,487	2	28	10,461
US obligations	518,609	2,095	229	520,475
Money market funds	309,994	—	—	309,994

	$1,623,425	$3,213	$420	$1,626,218

Included in cash and cash equivalents	309,665	—	—	309,665
Included in short-term investments	793,807	3,012	10	796,809
Included in long-term investments	519,953	201	410	519,744

	$1,623,425	$3,213	$420	$1,626,218

     The following table summarizes maturities of debt investments (including restricted investments) at January 31, 2004 (in thousands):

		Estimated Fair
	Amortized Cost	Value

Less than one year	$755,244	$757,318
Due in 1-2 years	464,867	465,638
Due in 2-5 years	—	—

	$1,220,111	$1,222,956

(4) ACCOUNTS RECEIVABLE

     As of January 31, 2004, the trade accounts receivable included two customers who accounted for 25.9% and 12.7% of the trade accounts receivable. As of October 31, 2003, the trade accounts receivable included three customers who accounted for 23.6%, 12.5%, and 10.1% of the trade accounts receivable.

     CIENA performs ongoing credit evaluations of its customers and generally has not required collateral or other forms of security from its customers. CIENA maintains an allowance for potential losses on a specific identification basis. CIENA’s allowance for doubtful accounts as of January 31, 2004 and October 31, 2003 was $1.5 million and $1.5 million, respectively.

(5) INVENTORIES

     Inventories are comprised of the following (in thousands):

	October 31,	January 31,
	2003	2004

Raw materials	$16,121	$13,159
Work-in-process	5,904	5,085
Finished goods	46,063	52,409

Gross inventories	68,088	70,653
Reserve for excess and obsolescence	(23,093)	(21,411)

Net inventories	$44,995	$49,242

     The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the first quarter of fiscal 2004, CIENA recorded a provision for inventory reserves of $1.0 million primarily related to excess inventory due to a change in forecasted sales for certain products. The following is a summary of the change in the reserve for excess inventory and obsolete inventory during the three months ended January 31, 2004 (in thousands):

Inventory Reserve

Reserve balance as of Oct. 31, 2003	$23,093
Provision for excess inventory, net	1,043
Actual inventory scrapped	(2,725)

Reserve balance as of Jan. 31, 2004	$21,411

     During the first quarter of fiscal 2003, CIENA recorded a benefit for inventory reserves of $2.7 million primarily related to the realization of sales from previously reserved excess inventory. The following is a summary of the change in the reserve for excess inventory and obsolete inventory during the three months ended January 31, 2003 (in thousands):

Inventory Reserve

Reserve balance as of Oct. 31, 2002	$48,145
Realization of sales from previously reserved excess inventory	(2,657)
Actual inventory scrapped	(8,861)

Reserve balance as of Jan. 31, 2003	$36,627

(6) EQUIPMENT, FURNITURE AND FIXTURES

     Equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,	January 31,
	2003	2004

Equipment, furniture and fixtures	$332,843	$338,905
Leasehold improvements	70,145	69,967

	402,988	408,872
Accumulated depreciation and amortization	(288,170)	(301,309)
Construction-in-progress	112	27

	$114,930	$107,590

(7) OTHER INTANGIBLE ASSETS

     Other intangible assets are comprised of the following (in thousands):

	October 31, 2003			January 31, 2004

	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangible	Amortization	Intangible	Intangible	Amortization	Intangible

Developed technology	$94,704	$(22,975)	$71,729	$94,704	$(25,872)	$68,832
Patents and licenses	36,655	(8,984)	27,671	36,655	(9,951)	26,704
Covenants not to compete, outstanding purchase orders and contracts	12,700	(3,692)	9,008	12,700	(4,191)	8,509

	$144,059		$108,408	$144,059		$104,045

     The aggregate amortization expense of other intangible assets was $3.9 million and $4.4 million for the quarters ended January 31, 2003 and 2004, respectively. The following table represents the expected future amortization of other intangible assets as follows (in thousands):

2004 (remaining nine months)	$13,089
2005	17,453
2006	17,452
2007	17,453
2008	16,107
Thereafter	22,491

$104,045

(8) OTHER BALANCE SHEET DETAILS

Other long-term assets (in thousands):

	October 31,	January 31,
	2003	2004

Maintenance spares inventory, net	$26,206	$25,406
Deferred debt issuance costs	12,869	12,112
Investments in privately held companies	21,292	21,292
Other	9,274	11,804

	$69,641	$70,614

Accrued liabilities (in thousands):

	October 31,	January 31,
	2003	2004

Warranty and other contractual obligations	$37,380	$35,425
Accrued compensation, payroll related tax and benefits	33,206	39,987
Accrued excess inventory purchase commitments	1,405	1,005
Accrued interest payable	6,583	—
Other	20,352	18,587

	$98,926	$95,004

     The following table summarizes the activity in the Company’s accrued warranty and other contractual obligations during the quarters ended January 2003 and 2004 (in thousands):

	Balance at			Balance at
Quarter ended January 31	beginning of period	Provisions	Settlements	end of period

2003	$45,498	1,332	(4,347)	$42,483
2004	$37,380	2,214	(4,169)	$35,425

Deferred revenue (in thousands):

	October 31,	January 31,
	2003	2004

Products	$4,772	$11,099
Services	24,248	25,318

Total deferred revenue	29,020	36,417
Less current portion	(14,473)	(20,811)

Long-term deferred revenue	$14,547	$15,606

(9) CONVERTIBLE NOTES PAYABLE

     On December 19, 2003, CIENA purchased the remaining $48.2 million outstanding ONI Systems Corp. convertible subordinated notes. The Company paid $49.2 million for notes with a cumulative accreted book value of $41.0 million, which resulted in a loss on early extinguishment of debt of $8.2 million.

(10) EARNINGS (LOSS) PER SHARE CALCULATION

     Basic EPS is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding, stock options and warrants using the treasury stock method. Approximately 37.6 million and 31.0 million options and unvested restricted stock were outstanding during the first quarter of fiscal 2003 and 2004 respectively, but were not included in the computation of diluted EPS as the effect would be anti-dilutive.

(11) COMPREHENSIVE INCOME

The components of comprehensive loss are as follows (in thousands):

	Quarter ended January 31,

	2003	2004

Net loss	$(107,142)	$(76,708)
Changes in net unrealized gains on investments	310	53
Change in accumulated translation adjustments	73	(28)

Total comprehensive loss	$(106,759)	$(76,683)

(12) PRO FORMA STOCK-BASED COMPENSATION

     Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined based on the fair value at the grant date for awards in the first quarter of fiscal 2003 and 2004 consistent with the provisions of SFAS 123 as amended by SFAS 148, the Company’s net loss and net loss per share for the first quarter of fiscal 2003 and 2004 would have increased to the pro forma amounts indicated below (in thousands, except per share):

	Quarter ended January 31,

	2003	2004

Net loss applicable to common stockholders – as reported	$(107,142)	$(76,708)

Compensation expense, net of tax	(23,863)	(5,468)

Net loss applicable to common stockholders – pro forma	$(131,005)	$(82,176)

Basic and diluted net loss per share – as reported	$(0.25)	$(0.16)

Basic and diluted net loss per share – pro forma	$(0.30)	$(0.17)

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

     CIENA’s geographic distribution of revenues for the quarter ended January 31, 2003 and 2004 are as follows (in thousands):

	First Quarter

	2003	%	2004	%

Domestic	$44,702	63.4	$37,283	56.1
International	25,772	36.6	29,131	43.9

Total	$70,474	100.0	$66,414	100.0

     CIENA’s revenues derived from products and services for the quarter ended January 31, 2003 and 2004 are as follows (in thousands):

	First Quarter

	2003	%	2004	%

Products	$61,221	86.9	$54,674	82.3
Services	9,253	13.1	11,740	17.7

Total	$70,474	100.0	$66,414	100.0

     During the quarter ended January 31, 2003 and 2004, certain customers each accounted for at least 10% of our revenues during the respective periods as follows (in thousands):

	First Quarter

Customer	2003		%*	2004	%*

A	$	n/a	—	$11,881	17.9
B		14,271	20.3	n/a	—
C		13,713	19.5	n/a	—
D		8,345	11.8	n/a	—

Total		$36,329	51.6	$11,881	17.9

     * - Denotes % of total revenue

     n/a - Denotes revenues recognized less than 10% for the period.

(14) COMMITMENTS AND CONTINGENCIES

     The following is a summary of our future minimum payments under contractual obligations as of January 31, 2004 (in thousands):

		Less than	One to	Four to
	Total	one year	three years	five years	Thereafter

Convertible notes (1)	$793,500	$25,875	$51,750	$715,875	$—
Operating leases	241,439	37,425	71,090	54,937	77,987
Purchase obligations (2)	31,909	31,909	—	—	—

Total	$1,066,848	$95,209	$122,840	$770,812	$77,987

(1)	The terms of our convertible notes with a principal value of $690.0 million include interest at 3.75% payable on a semi-annual basis on February 1 and August 1 of each year; the notes are due February 1, 2008.

(2)	Purchase commitments related to amounts we are obligated to pay to our contract manufacturers and component suppliers for inventory.

Litigation

     On October 3, 2000, Stanford University and Litton Systems filed a complaint in the United States District Court for the Central District of California alleging that optical fiber amplifiers incorporated into CIENA’s products infringe U.S. Patent No. 4,859,016 (the “`016 Patent”). The complaint seeks injunctive relief, royalties and damages. We believe that we have valid defenses to the lawsuit and intend to defend it vigorously. On October 10, 2003, the court stayed the case pending final resolution of matters before the U.S. Patent and Trademark Office (the “PTO”), including a request for and disposition of a reexamination of the ‘016 Patent. On October 16, 2003, the PTO granted reexamination of the ‘016 Patent, thus resulting in a continuation of the stay of the case.

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

     As a result of the merger with ONI, we became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI,

Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of ONI’s common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Ms. Davis have been dismissed from the action without prejudice pursuant to a tolling agreement. In July 2002, ONI and other issuers in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim, which was denied as to ONI on February 19, 2003. CIENA has participated, together with the other issuer defendants in these cases, in mediated settlement negotiations that have led to a preliminary agreement among the plaintiffs, the issuer defendants and their insurers. The settlement, which is subject to court approval, would result in the dismissal of the plaintiffs’ cases against the issuers. CIENA has agreed in principle to the terms of this settlement. Draft settlement documents were circulated for preliminary review in October 2003 and again in January 2004.

     As a result of the merger with ONI, we also became a defendant in two substantially identical purported class actions on behalf of ONI security holders originally brought against ONI and members of its board of directors. The complaints allege that the director defendants breached their fiduciary duties to ONI in approving the merger with CIENA and seek declaratory, injunctive and other relief permitted by equity. The plaintiffs failed to obtain an injunction against completion of the merger. The first of these cases was filed on February 20, 2002, in the Superior Court of the State of California, County of San Mateo, and is encaptioned K.W. Sams, On Behalf of Himself and All Others Similarly Situated v. ONI Systems Corporation, et al. The second case was brought on March 19, 2002, in the Superior Court of the State of California, County of Santa Clara, and is encaptioned Steven Myeary, On Behalf of Himself and All Others Similarly Situated v. ONI Systems Corporation. On April 14, 2003, the plaintiffs in these cases filed a consolidated amended complaint and named four additional defendants: CIENA Corporation, James F. Jordan, Kleiner Perkins Caufield & Byers and Mohr Davidow Ventures. CIENA and the other defendants subsequently filed a demurrer and served a motion for sanctions on plaintiffs based on factual inaccuracies in the consolidated amended complaint. In response, the plaintiffs filed a corrected consolidated amended complaint, the demurrer to which is scheduled to be heard by the court in March 2004. We believe that these lawsuits are without merit and will continue to defend them vigorously.

(15) SUBSEQUENT EVENTS

     On February 18, 2004, we entered into separate agreements to acquire Catena Networks, Inc. and Internet Photonics, Inc. Catena a privately held corporation headquartered in Ottowa, Ontario, develops innovative broadband access solutions that are designed to enable service providers to achieve mass-market deployment of “plain old telephone service” and broadband digital subscriber line service on a single access line and to facilitate network convergence. Internet Photonics, a privately held corporation headquartered in Shrewsburry, New Jersey, develops optical Ethernet transport and switching products designed to provide services such as next-generation video on demand for multiservice operators.

     Under the terms of the agreement to acquire Catena, all the outstanding shares of Catena common stock, preferred stock and outstanding stock options will be exchanged for 77.5 million shares of CIENA common stock valued at approximately $486.7 million based on our closing price on February 18, 2004.

     Under the terms of the agreement to acquire Internet Photonics, all the outstanding shares of Internet Photonics common stock, preferred stock and outstanding options will be exchanged for approximately 24.4 million common shares valued at $150.0 million based on the average closing price of CIENA common stock for ten trading days prior to the signing of the merger agreement.

     Subject to the necessary regulatory approvals and the approvals of the stockholders of Catena and Internet Photonics, we expect to complete these transactions by the end of our third quarter of fiscal 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, forward-looking statements that involve risks and uncertainties. Under the heading “Risk Factors,” we have described what we believe to be some of the major risks related to these forward-looking statements, as well as the general outlook for our business. Investors should review these risk factors and the rest of this quarterly report in combination with the more detailed description of our business in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on December 11, 2003, for a more complete understanding of the risks associated with an investment in the Company’s Common Stock.

Executive Summary

     CIENA is a leading global provider of innovative network solutions to service providers and enterprises worldwide. Our customers include long-distance carriers, local exchange carriers, cable operators, Internet service providers, wireless and wholesale carriers, resellers, governments, large businesses and non-profit institutions.

     In early 2001, the telecommunications industry began a severe decline, and our dominant customer base, service providers, responded by curtailing network build outs and reducing their overall capital expenses. After several years of significantly lower capital spending, most service providers’ operating costs remain high while their revenue is growing slowly, if at all.

     As a result of this environment, we expect most service providers to strive to hold aggregate capital spending flat for the next several years. However, we also believe that a larger percentage of the dollars that are spent will be directed toward the purchase of next generation equipment, particularly equipment that resides toward the edge of service provider networks and enables the creation and delivery of new revenue-generating services. As a result, we have undertaken a number of efforts to expand our addressable market and the range of solutions we are able to offer both current and potential customers. As part of those efforts CIENA has made acquisitions and established partnerships with companies whose businesses we believe will benefit from this spending shift, particularly those whose products enable service providers to create and profitably deliver revenue-generating data services.

     We reported revenues of $66.4 million for the first quarter of fiscal 2004. This was a decline of 6.0% from the fourth quarter of fiscal 2003 and 5.8% from first quarter of fiscal 2003. We had previously expected revenues for the first quarter of fiscal 2004 to be flat to 10% higher compared to revenues in the fourth quarter of fiscal 2003. These expectations were not met because a single order related to long haul transport products was not received by the end of the quarter. We now expect to receive this order in the second quarter of fiscal 2004.

     Our gross margin for the quarter was 30.9%. Our gross margins tend to fluctuate from quarter to quarter based on the mix of products we sell during the quarter. We anticipate that our gross margin for the second quarter of fiscal 2004 will be somewhat lower than the first quarter of fiscal 2004.

     Restructuring costs in the first quarter of fiscal 2004 were $3.4 million. These costs were primarily related to exiting a warehouse and work force reductions of approximately 52 employees. These actions were taken as part of our ongoing efforts to reduce and restructure our costs in order to better align them with our market opportunities and changing product mix. We expect to incur additional restructuring costs in future periods during fiscal 2004.

     As part of our efforts to implement our strategy to increase our addressable market, we entered into separate agreements on February 18, 2004 to acquire Catena Networks, Inc. and Internet Photonics, Inc. Catena develops innovative broadband access solutions that are designed to enable service providers to achieve mass-market deployment of “plain old telephone service” and broadband digital subscriber line service on a single access line. Internet Photonics develops optical Ethernet transport and switching products designed to provide services such as next-generation video on demand for multiservices operators. We expect to complete these transactions by the end of our third quarter of fiscal 2004.

     As of January 31, 2004, CIENA had 1,778 employees, which was a net reduction of 38 employees from the 1,816 employees on October 31, 2003.

Results of Operations

Three months ended January 31, 2003 compared to three months ended January 31, 2004

Revenue, cost of goods sold and gross profit

     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit from the first quarter of fiscal 2003 to the first quarter of fiscal 2004.

	First Quarter

					Increase
	2003	%*	2004	%*	(decrease)	%**

Revenue:
Products	$61,221	86.9	$54,674	82.3	$(6,547)	(10.7)
Services	9,253	13.1	11,740	17.7	2,487	26.9

Total Revenue:	70,474	100.0	66,414	100.0	(4,060)	(5.8)

Costs:
Products	42,234	59.9	33,517	50.5	(8,717)	(20.6)
Services	14,632	20.8	11,301	17.0	(3,331)	(22.8)
Excess and obsolete inventory costs	(2,657)	(3.8)	1,043	1.6	3,700	139.3

Total cost of goods sold	54,209	76.9	45,861	69.1	(8,348)	(15.4)

Gross Profit	$16,265	23.1	$20,553	30.9	$4,288	26.4

* - Denotes % of total revenue

** - Denotes % change from 2003 to 2004

     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit from the first quarter of fiscal 2003 to the first quarter of fiscal 2004.

	First Quarter

					Increase
	2003	%*	2004	%*	(decrease)	%**

Product revenue	$61,221	100.0	$54,674	100.0	$(6,547)	(10.7)
Product cost of goods sold	42,234	69.0	33,517	61.3	(8,717)	(20.6)

Product gross profit	$18,987	31.0	$21,157	38.7	$2,170	11.4

* - Denotes % of product revenue

** - Denotes % change from 2003 to 2004

     The table below (in thousands, except percentage data) sets forth the changes in service revenue, service cost of goods sold and service gross profit (loss) from the first quarter of fiscal 2003 to the first quarter of fiscal 2004.

	First Quarter

					Increase
	2003	%*	2004	%*	(decrease)	%**

Service revenue	$9,253	100.0	$11,740	100.0	$2,487	26.9
Service cost of goods sold	14,632	158.1	11,301	96.3	(3,331)	(22.8)

Service gross profit (loss)	$(5,379)	(58.1)	$439	3.7	$5,818	108.2

* - Denotes % of service revenue

** - Denotes % change from 2003 to 2004

     The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenues from the first quarter of fiscal 2003 to the first quarter of fiscal 2004.

	First Quarter

					Increase
	2003	%*	2004	%*	(decrease)	%**

Domestic	$44,702	63.4	$37,283	56.1	$(7,419)	(16.6)
International	25,772	36.6	29,131	43.9	3,359	13.0

Total	$70,474	100.0	$66,414	100.0	$(4,060)	(5.8)

* - Denotes % of total revenue

** - Denotes % change from 2003 to 2004

     Historically, we have relied on a limited number of customers for a substantial portion of our revenue. During the first quarter of fiscal 2003 and first quarter of fiscal 2004, certain customers each accounted for at least 10% of our revenues during the respective periods as follows (in thousands, except percentage data):

	First Quarter

Customer	2003		%*	2004	%*

A	$	n/a	—	$11,881	17.9
B		14,271	20.3	n/a	—
C		13,713	19.5	n/a	—
D		8,345	11.8	n/a	—

Total		$36,329	51.6	$11,881	17.9

* - Denotes % of total revenue

n/a - Denotes revenues recognized less than 10% for the period.

     Revenue

•	Product revenue decreased from the first quarter of fiscal 2003 to the first quarter of fiscal 2004 primarily due to decreased sales in our metropolitan and core networking products, partially offset by increased sales from our multiservice networking products.

•	Service revenue increased due to increased sales of maintenance contracts.

•	Domestic revenue decreased from the first quarter of fiscal 2003 to the first quarter of fiscal 2004 primarily due to decreased sales in our core networking products, partially offset by increased sales from our metropolitan networking products, multiservice networking products and maintenance contracts.

•	International revenue increased from the first quarter of fiscal 2003 to the first quarter of fiscal 2004 primarily due to increased sales in our core networking products, partially offset by decreased sales from our metropolitan networking products.

     Gross profit

Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees, direct technical support costs, cost of excess and obsolete inventory and overhead related to manufacturing, technical support and engineering, furnishing and installation (“EF&I”) operations.

•	Cost of excess and obsolete inventory increased from the first quarter of fiscal 2003 to the first quarter of fiscal 2004 largely due to a decreased sales forecast for certain products which led to a determination that certain inventory related to those products was excess inventory.

•	Gross profit as a percentage of revenue increased from the first quarter of fiscal 2003 to the first quarter of fiscal 2004 largely due to increases in manufacturing efficiencies, higher margin product mix and improvements in margin from installation and maintenance services, partially offset by excess and obsolete inventory costs.

•	Gross profit on products as a percentage of product revenue increased from the first quarter of fiscal 2003 to the first quarter of fiscal 2004 largely due to increases in manufacturing efficiencies and higher margin product mix.

•	Gross profit on services as a percentage of services revenue increased from the first quarter of fiscal 2003 to the first quarter of fiscal 2004 largely due to increased sales of maintenance services and reduced service overhead costs.

Operating expenses

     The table below (in thousands, except percentage data) sets forth the changes in operating expenses from the first quarter of fiscal 2003 to the first quarter of fiscal 2004.

	First Quarter

					Increase
	2003	%*	2004	%*	(decrease)	%**

Research and development	$53,734	76.2	$47,177	71.0	$(6,557)	(12.2)
Selling and marketing	26,605	37.8	25,468	38.3	(1,137)	(4.3)
General and administrative	14,706	20.9	7,091	10.7	(7,615)	(51.8)

Subtotal	$95,045	134.9	$79,736	120.1	$(15,309)	(16.1)

Deferred stock compensation costs:
Research and development	3,798	5.4	2,205	3.3	(1,593)	(41.9)
Sales and marketing	759	1.1	518	0.8	(241)	(31.8)
General and administrative	374	0.5	121	0.2	(253)	(67.6)
Amortization of intangible assets	3,554	5.0	3,396	5.1	(158)	(4.5)
Restructuring costs	—	—	3,393	5.1	3,393	—

Total operating expenses	$103,530	146.9	$89,369	134.6	$(14,161)	(13.7)

* - Denotes % of total revenue

** - Denotes % change from 2003 to 2004

•	Research and development expense decreased from the first quarter of fiscal 2003 to the first quarter of fiscal 2004 due to reductions in depreciation expense, facility-related costs and employee-related costs.

•	Selling and marketing expense decreased from the first quarter of fiscal 2003 to the first quarter of fiscal 2004 due to reductions in depreciation expense and facility-related costs, partially offset by higher costs related to an increase in the number of sales and marketing employees.

•	General and administrative expense decreased from the first quarter of fiscal 2003 to the first quarter of fiscal 2004 primarily due to decreases in legal settlement costs, consulting and outside service expense, and employee-related costs.

•	Deferred stock compensation costs decreased from the first quarter of fiscal 2003 to the first quarter of fiscal 2004 due to the reduced level of unvested stock options and restricted stock assumed as part of our acquisitions of Cyras Systems, Inc., ONI Systems Corp and WaveSmith Networks, Inc. As of January 31,

2004, the balance of deferred stock compensation presented as a reduction of stockholder’s equity was $6.6 million.

•	Amortization of intangible assets decreased from the first quarter of fiscal 2003 to the first quarter of fiscal 2004 despite the addition of intangible assets related to the acquisitions of WaveSmith and Akara. This decrease was a result of the significant reduction of amortization expense related to the impairment charge taken in the fourth quarter of fiscal 2003 on MetroDirector’s K2 technology that was acquired as part of our acquisition of Cyras. In addition, some intangibles became fully amortized during fiscal 2003.

•	Restructuring costs incurred during the first quarter of 2004 were related to exiting a warehouse, work force reductions of approximately 52 employees and a change in estimated timing of sublease payments from our unused facilities. These actions were taken as part of our efforts to reduce and restructure our costs in order to better align them with our market opportunities and changing product mix. We expect to incur additional restructuring costs in future periods during fiscal 2004.

Other items

     The table below (in thousands, except percentage data) sets forth the changes in other items from the first quarter of fiscal 2003 to the first quarter of fiscal 2004.

	First Quarter

					Increase
	2003	%*	2004	%*	(decrease)	%**

Interest and other income (expense)	$13,301	18.9	$7,678	11.6	$(5,623)	(42.3)
Interest expense	12,203	17.3	7,384	11.1	(4,819)	(39.5)
Gain (loss) on equity investments	(10)	(0.0)	454	0.7	464	—
Loss on extinguishment of debt	20,606	29.2	8,216	12.4	(12,390)	(60.1)
Provision for income taxes	$359	0.5	$424	0.6	$65	18.1

* - Denotes % of total revenue

** - Denotes % change from 2003 to 2004

•	Interest and other income, net decreased from the first quarter of 2003 to the first quarter of 2004 primarily because of the impact of lower average interest rates and lower cash and invested balances.

•	Interest expense decreased from the first quarter of 2003 to the first quarter of 2004 due to the decrease in our debt obligations between the two periods.

•	Gain on equity investments, net during the first quarter of fiscal 2004 was related to a cash payment of $1.5 million received for an investment in a private company that had been previously written down to a value of $1.0 million. The excess of $0.5 million was recorded as a gain on equity investments.

•	Loss on extinguishment of debt during the first quarter of fiscal 2003 and first quarter of fiscal 2004 is related to the repurchase of ONI 5.00% convertible subordinated notes.

•	Provision for income taxes for the first quarter of 2003 and the first quarter of 2004 was primarily attributable to foreign tax related to CIENA’s foreign operations. We did not record a tax benefit for CIENA’s domestic losses during either period. CIENA will continue to maintain a valuation allowance against certain deferred tax assets until sufficient evidence exists to support its reversal.

Liquidity and Capital Resources

     At January 31, 2004, CIENA’s principal source of liquidity was its cash and cash equivalents, and short-term and long-term investments. We had $296.3 million in cash and cash equivalents, and $1.2 billion in short-term and long-term investments. Our investment portfolio consists primarily of fixed-income securities, with maturities of two years or less, diversified among industries and individual issuers. Our investments are generally liquid, investment grade securities.

     CIENA’s operating activities consumed $38.3 million and $58.6 million net cash during the first quarters of fiscal 2003 and 2004, respectively. The primary reason for operating cash consumption was the net losses incurred during the periods. During the first quarter of fiscal 2003, we received a U.S. tax refund of $17.0 million. Under the current tax law, we do not anticipate receiving any substantial tax refunds in the future based on previous tax return filings.

Excluding this refund, our operating activities consumed $55.3 million during the first quarter of fiscal 2003.

     Our investing activities provided net cash of $87.8 million during the first quarter of fiscal 2004 and provided $104.5 million net cash during the first quarter of fiscal 2003. Investment activities included the net redemption of $86.5 million and $110.4 of short and long-term investments during the first quarters of fiscal 2004 and fiscal 2003, respectively. Also, included in investment activities were additions to capital equipment and leasehold improvements in the first quarter of fiscal 2004 and 2003 of $5.9 million and $5.8 million, respectively. The capital equipment expenditures were primarily for test equipment, sales demonstration equipment, and computer equipment. We expect to make additional combined capital equipment and leasehold improvement expenditures of approximately $12.0 million during the remainder of fiscal 2004. These capital expenditures will be used to support selling and marketing, manufacturing and product development activities. We will use our cash and cash equivalents and investments to fund these purchases.

     Cash used in financing activities was $138.4 and $42.6 million during the first quarters of fiscal 2003 and 2004, respectively. The primary use of cash in financing activities during the first quarter of fiscal 2003 was related to the purchase of $154.7 million of the remaining $202.9 million outstanding ONI convertible subordinated notes. We paid $139.2 million for the notes and accrued fees of $1.1 million related to the purchase. Also during the first quarter of fiscal 2003, we received $0.5 million from the exercise of stock options and $1.2 million from the repayment of notes receivable from stockholders. During the first quarter of fiscal 2004, CIENA purchased the remaining $48.2 million of the outstanding ONI convertible subordinated notes. The company paid $49.2 million for notes with a cumulative accreted book value of $41.0 million, which resulted in a loss on early extinguishment of debt of $8.2 million. Also during the first quarter of fiscal 2004, we received $6.6 million related to the exercise of employee options.

     The following is a summary of our future minimum payments under contractual obligations as of January 31, 2004 (in thousands):

		Less than	One to	Four to five
	Total	one year	three years	years	Thereafter

Convertible notes (1)	$793,500	$25,875	$51,750	$715,875	$—
Operating leases	241,439	37,425	71,090	54,937	77,987
Purchase obligations (2)	31,909	31,909	—	—	—

Total	$1,066,848	$95,209	$122,840	$770,812	$77,987

(1)	The terms of our convertible notes with a principal value of $690.0 million include interest at 3.75% payable on a semi-annual basis on February 1 and August 1 of each year; the notes are due February 1, 2008.

(2)	Purchase commitments related to amounts we are obligated to pay to our contract manufacturers and component suppliers for inventory.

     Some of our commercial commitments, including some of the future minimum payments set forth above, are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of January 31, 2004 (in thousands):

		Less than	One to	Four to five
	Total	one year	three years	years	Thereafter

Standby letters of credit	$13,686	$13,076	$360	$250	$—

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

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements requires CIENA to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Those policies are described in our annual report on Form 10-K. On an on-going basis, we re-evaluate our estimates, including those related to bad debts, inventories, investments, intangible assets, goodwill, income taxes, warranty obligations, restructuring, and contingencies and litigation. CIENA bases its estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Among other things, these estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the first quarter of fiscal 2004, re-evaluation of certain estimates led to the effects described below.

Reserve for Inventory Obsolescence

     CIENA writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the first quarter of fiscal 2003, we recorded a benefit for inventory reserves of $2.7 million primarily related to the realization of sales from previously reserved excess inventory. During the first quarter of fiscal 2004, we recorded a charge of $1.0 million primarily related to excess inventory due to a change in forecasted sales for certain products. If actual market conditions differ from those we have projected, we may be required to take additional inventory write-downs or benefits.

Restructuring

     As part of its restructuring costs, CIENA provides for the estimated cost of the net lease expense for facilities that are no longer being used. The provision is equal to the minimum future lease payments offset by estimated sublease payments. Due to the continued excess supply of commercial properties in certain markets where our unused facilities are located we have reduced our estimate of the total future sublease payments we will receive. As a result, we recorded an additional restructuring cost of $0.5 million in the first quarter of fiscal 2004. As of the end of the first quarter of fiscal 2004, CIENA’s accrued restructuring liability related to net lease expense and other related charges was $61.9 million. The total minimum lease payments for these restructured facilities are $101.9 million. These lease payments will be made over the lives of our leases, which range from seven months to fifteen years. If actual market conditions are less favorable than those we have projected, we may be required to recognize additional restructuring costs associated with these facilities.

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

     We have limited experience in selling to incumbent carriers relative to many of our larger competitors. Many of them have long-standing relationships with incumbent carriers, which present additional challenges to the sales process. The sales cycle for these larger customers is often substantially longer than for sales to smaller customers; and they often require extensive testing of products before deciding to purchase them. In addition, even after a product has been selected for an incumbent carrier’s network and a contract has been signed, we are typically unable to recognize revenue until final network certification tests are completed satisfactorily, a process that is often lengthy and difficult. Complying with these certification requirements may involve unanticipated delays that could adversely affect our ability to sell to larger carriers or the timing of recognition of revenue. If we do not succeed in increasing our sales to our existing incumbent carrier customers and adding additional incumbent carriers as customers, our business will suffer.

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

     Sales to federal, state and local governments often require compliance with complex procurement rules and regulations with which we have little experience. We may be unable to increase our sales to government contractors if we cannot comply with these rules and regulations.

     Our failure either to develop and manage new sales channels or to sell to government customers would adversely affect our ability to achieve our planned levels of revenue, which would adversely affect our profitability.

Our strategy involves pursuing strategic acquisitions and investments that may not be successful

     Our business strategy includes acquiring or making strategic investments in other companies to expand our portfolio of products and services and to acquire or accelerate the development of new or improved products. To do so, we may use cash, issue equity that would dilute our current stockholders’ ownership, incur debt or assume indebtedness. In addition, we may incur significant amortization expenses related to intangible assets. Strategic investments and acquisitions involve numerous risks, including:

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

We may not succeed in completing our proposed mergers with Catena and Internet Photonics.

     On February 18, 2004, we entered into separate agreements to merge with Catena and Internet Photonics. The mergers are subject to obtaining approval of the stockholders of Catena and Internet Photonics and certain other closing conditions. There is a risk that we may not be successful in consummating the transactions because of the failure to meet one of these conditions. If the mergers are not completed, we could suffer a number of consequences that would adversely affect our business including:

•	failure to realize the enhanced financial and competitive position we expect as a result of the acquisitions; and

•	failure to realize benefits from the significant expenses related to the mergers we have incurred and will continue to incur prior to the closing of the transactions.

We may not be able to achieve the benefits we anticipate from our proposed mergers with Catena and Internet Photonics.

     If we successfully complete the mergers, the process of integrating Catena and Internet Photonics into CIENA will be complex and exposes us to a variety of risks, including the possible loss of key personnel and failure to integrate their product lines. It is possible, therefore, that we will not achieve all of the benefits we anticipate from these mergers.

     In addition to these operational risks, the mergers create additional risks that could have a material adverse effect on our business, results of operations and financial condition. For example, the mergers will result in CIENA succeeding to all known and unknown liabilities of Catena and Internet Photonics. These liabilities may include liabilities to stockholders, customers, suppliers or employees, as well as liabilities related to intellectual property disputes.

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

Economic and business conditions will require us to reduce the size of our operations further

     Since November 2001, we have taken several steps, including reductions in force and dispositions of assets to reduce the size of our operations to better match the reduced sales of our products and services. Weakness in the telecommunications equipment market continues to affect our business. Accordingly, during the next twelve months we believe that we will be required to reduce our costs further. This could cause a disruption in our business, could result in lost revenue and will require us to incur expenses. If we fail to execute effectively on a program of cost reductions, our business could suffer.

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

     Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our budgeted expense levels depend in part on our expectations of long-term future revenue. Any substantial adjustment to expenses to account for lower levels of revenue is difficult and takes time. Consequently, if our revenue does decline, our levels of inventory, operating expenses and general overhead would be high relative to our revenue, resulting in additional operating losses.

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

We may not be successful in enhancing and upgrading our products

     The market for communications networking solutions is characterized by rapid technological change, frequent introductions of new products, and recurring changes in customer requirements. To succeed in this market, we must continue to develop new products and new features for existing products. Doing so is difficult and costly, and there is no assurance that we will continue to be successful. In addition, we must be able to identify and gain access to promising new technologies. Failure to keep pace with technological advances would impair the competitiveness of our products and eventually do serious harm to our business.

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

     Each of these steps, in turn, presents serious risks of failure, rework or delay, any one of which could decrease the speed and scope of product introduction and marketplace acceptance of the product. Specialized application specific integrated circuits (“ASICs”) and intensive software testing and validation are key to the timely introduction of enhancements to several of our products, and schedule delays are common in the final validation phase, as well as in the manufacture of specialized ASICs. In addition, unexpected intellectual property disputes, failure of critical design elements, and a host of other execution risks may delay or even prevent the introduction of these products. If we do not develop and successfully introduce products in a timely manner, our business, financial condition and results of operations would be harmed.

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

We rely on contract manufacturers for our products

     We rely on a small number of contract manufacturers to perform the majority of the manufacturing operations for our products. The qualification of these manufacturers is an expensive and time-consuming process, and these contract manufacturers build modules for other companies, including our competitors. In addition, we do not have contracts in place with some of these manufacturers. We may not be able to effectively manage our relationships with our manufacturers and we cannot be certain that they will be able to fill our orders in a timely manner. If we underestimate our future product requirements, the contract manufacturers may not have enough product to meet our customer requirements, and this could result in delays in the shipment of our products which could harm our business. If we overestimate product requirements, we may have to write off excess inventory.

     One contract manufacturer recently notified us of the closure of one of its facilities at which one of our product lines, and a key component for another of our product lines, is manufactured and assembled. We intend to outsource the manufacture and assembly of both the product line and the key component to other contract manufacturers. Until new contract manufacturers have completed our training qualification process, however, we will be forced to manufacture and assemble these items in-house. If we are unable to expand our internal manufacturing capability, or if the contract manufacturers are unable to complete qualification, in a timely manner, we may not have enough product to meet our customer requirements. This could result in delays in the shipment of our products which could harm our business.

     We are constantly reviewing our contract manufacturing capability to ensure that our production requirements are met in terms of cost, capacity and quality. Periodically, we may decide to transfer the manufacturing of a product from one contract manufacturer to another, to better meet our production needs. It is possible that we may not effectively manage this transition or the new contract manufacturer may not perform as well as expected and, as a result, we may not be able to fill orders in a timely manner which could harm our business.

We rely on service delivery partners

     We rely on a number of service delivery partners, both domestic and international, to complement CIENA’s global service and support resources. The certification of these partners incurs costs and is time-consuming, and these partners service products for other companies, including our competitors. We may not be able to effectively manage our relationships with our partners and we cannot be certain that they will be able to deliver our services in the manner or time required. If our service partners are unsuccessful in delivering services:

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

     International operations are subject to inherent risks, and our future results could be adversely affected by a variety of uncontrollable and changing factors. These include:

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulties and costs of staffing and managing foreign operations;

•	the impact of recessions in economies outside the United States;

•	unexpected changes in regulatory requirements;

•	certification requirements;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences;

•	political and economic instability;

•	trade protection measures and other regulatory requirements;

•	effects of changes in currency exchange rates;

•	service provider and government spending patterns; and

•	natural disasters and epidemics.

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

If we are unable to retain and attract qualified personnel, we may be unable to effectively manage our business

     If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to effectively develop our existing products, make timely product introductions and increase sales. Since we generally do not have employment contracts with our employees, we must rely upon providing competitive compensation packages and a dynamic work environment to retain and motivate employees. In response to the decline in our revenue and weakness in the telecommunications equipment market, we have not increased salaries for most of our employees since the end of fiscal 2001. In addition, we have paid our employees significantly reduced or no quarterly bonuses under our bonus program since the end of fiscal 2001. Since our compensation packages include equity-based incentives, pressure on our stock price could affect our ability to continue to offer competitive compensation packages to our employees. In addition to these compensation issues, we must continue to motivate employees to execute our strategies and achieve our goals, which may be difficult due to morale challenges posed by the workforce reductions and uncertainty in our industry.

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

Forward-looking statements

     Some of the statements contained, or incorporated by reference, in this quarterly report discuss future expectations, contain projections of results of operations or financial condition or state other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed throughout this report, particularly under the heading “Risk Factors” above. We do not undertake a duty to update any of our forward-looking statements.

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

     Interest Rate Sensitivity. CIENA maintains a short-term and long-term investment portfolio. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at January 31, 2004, the fair value of the portfolio would decline by approximately $91.6 million.

     Foreign Currency Exchange Risk. As a global concern, CIENA faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on CIENA’s financial results. Historically CIENA’s primary exposures have been related to non-dollar denominated operating expenses in Europe and Asia where CIENA sells primarily in U.S. dollars. CIENA is prepared to hedge against fluctuations in foreign currency if this exposure becomes material. As of January 31, 2004, the assets and liabilities of CIENA related to non-dollar denominated currencies were not material. Therefore, we do not expect an increase or decrease of 10% in the foreign exchange rate would have a material impact on CIENA’s financial position.

Item 4. Controls and Procedures

     The Chief Executive Officer and Chief Financial Officer of CIENA have evaluated the effectiveness of our disclosure controls and procedures and have concluded that, as of the end of the period covered by this report, they were effective.

     There was no change in CIENA’s internal control over financial reporting during CIENA’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, CIENA’s internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

     On October 3, 2000, Stanford University and Litton Systems filed a complaint in the United States District Court for the Central District of California alleging that optical fiber amplifiers incorporated into CIENA’s products infringe U.S. Patent No. 4,859,016 (the “’016 Patent”). The complaint seeks injunctive relief, royalties and damages. We believe that we have valid defenses to the lawsuit and intend to defend it vigorously. On October 10, 2003, the court stayed the case pending final resolution of matters before the U.S. Patent and Trademark Office (the “PTO”), including a request for and disposition of a reexamination of the ‘016 Patent. On October 16, 2003, the PTO granted reexamination of the ‘016 Patent, thus resulting in a continuation of the stay of the case.

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

     As a result of the merger with ONI, we became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of ONI’s common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Ms. Davis have been dismissed from the action without prejudice pursuant to a tolling agreement. In July 2002, ONI and other issuers in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim, which was denied as to ONI on February 19, 2003. CIENA has participated, together with the other issuer defendants in these cases, in mediated settlement negotiations that have led to a preliminary agreement among the plaintiffs, the issuer defendants and their insurers. The settlement, which is subject to court approval, would result in the dismissal of the plaintiffs’ cases against the issuers. CIENA has agreed in principle to the terms of this settlement. Draft settlement documents were circulated for preliminary review in October 2003 and again in January 2004.

     As a result of the merger with ONI, we also became a defendant in two substantially identical purported class actions on behalf of ONI security holders originally brought against ONI and members of its board of directors. The complaints allege that the director defendants breached their fiduciary duties to ONI in approving the merger with CIENA and seek declaratory, injunctive and other relief permitted by equity. The plaintiffs failed to obtain an injunction against completion of the merger. The first of these cases was filed on February 20, 2002, in the Superior Court of the State of California, County of San Mateo, and is encaptioned K.W. Sams, On Behalf of Himself and All Others Similarly Situated v. ONI Systems Corporation, et al. The second case was brought on March 19, 2002, in the Superior Court of the State of California, County of Santa Clara, and is encaptioned Steven Myeary, On Behalf of Himself and All Others Similarly Situated v. ONI Systems Corporation. On April 14, 2003, the plaintiffs in these cases filed a consolidated amended complaint and named four additional defendants: CIENA Corporation, James F. Jordan, Kleiner Perkins Caufield & Byers and Mohr Davidow Ventures. CIENA and the other defendants subsequently filed a demurrer and served a motion for sanctions on plaintiffs based on factual inaccuracies in the consolidated amended complaint. In response, the plaintiffs filed a corrected consolidated amended complaint, the demurrer to which is scheduled to be heard by the court in March 2004. We believe that these lawsuits are without merit and will continue to defend them vigorously.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit	Description

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

•	Form 8-K (Item 5 and Item 7 reported) filed December 22, 2003
•	Form 8-K (Item 7 and Item 12 reported) filed February 3, 2004*
•	Form 8-K (Item 5 and Item 7 reported) filed February 19, 2004
•	Form 8-K (Item 5 and Item 7 reported) filed February 19, 2004
•	Form 8-K (Item 12 reported) filed February 19, 2004*

•     Information furnished in this Form 8-K is not deemed to be filed herewith or incorporated by reference into any filing.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIENA CORPORATION

Date: February 19, 2004	By:	/s/ Gary B. Smith

Gary B. Smith
President, Chief Executive Officer
and Director
(Duly Authorized Officer)

Date: February 19, 2004	By:	/s/ Joseph R. Chinnici

Joseph R. Chinnici
Senior Vice President, Finance and
Chief Financial Officer
(Principal Financial Officer)