Form 10-Q
period 2004-04-30
CIENA CORP
filed 2004-05-20
CIK 936395

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

( x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended April 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES (X) NO (  )

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 18, 2004

Common stock. $.01 par value	567,680,002

CIENA CORPORATION

INDEX

FORM 10-Q

Item 1. Financial Statements

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Quarter Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2003	2004	2003	2004
Revenues:
Products	$63,399	$62,422	$124,620	$117,096
Services	10,141	12,277	19,394	24,017

Total revenue	73,540	74,699	144,014	141,113
Costs:
Products	40,406	56,289	79,983	90,849
Services	14,919	10,188	29,551	21,489

Total cost of goods sold	55,325	66,477	109,534	112,338

Gross profit	18,215	8,222	34,480	28,775

Operating expenses:
Research and development	52,193	46,479	105,927	93,656
Selling and marketing	25,663	25,075	52,268	50,543
General and administrative	8,066	5,992	22,772	13,083
Deferred stock compensation costs:
Research and development	3,406	1,408	7,204	3,613
Selling and marketing	676	415	1,435	933
General and administrative	346	79	720	200
Amortization of intangible assets	3,421	3,395	6,975	6,791
Restructuring costs	2,724	5,185	2,724	8,578
Recovery of use tax payments	—	(1,931)	—	(1,931)
Recovery of doubtful accounts, net	—	(2,794)	—	(2,794)

Total operating expenses	96,495	83,303	200,025	172,672

Loss from operations	(78,280)	(75,081)	(165,545)	(143,897)
Interest and other income, net	11,131	5,614	24,432	13,292
Interest expense	(8,061)	(6,473)	(20,264)	(13,857)
Gain (loss) on equity investments, net	—	139	(10)	593
Loss on extinguishment of debt	—	—	(20,606)	(8,216)

Loss before income taxes	(75,210)	(75,801)	(181,993)	(152,085)
Provision for income taxes	251	415	610	839

Net loss	$(75,461)	$(76,216)	$(182,603)	$(152,924)

Basic and diluted net loss per common share and dilutive common share	$(0.17)	$(0.16)	$(0.42)	$(0.32)

Weighted average basic common and dilutive potential common shares outstanding	433,932	475,189	433,330	474,192

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)

	October 31,	April 30,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$309,665	$218,145
Short-term investments	796,809	824,929
Accounts receivable, net	43,600	38,593
Inventories, net	44,995	34,457
Prepaid expenses and other	34,334	42,388

Total current assets	1,229,403	1,158,512
Long-term investments	519,744	416,199
Equipment, furniture and fixtures, net	114,930	100,123
Goodwill	336,039	335,974
Other intangible assets, net	108,408	99,681
Other long-term assets	69,641	67,346

Total assets	$2,378,165	$2,177,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,402	$38,532
Accrued liabilities	98,926	89,797
Restructuring liabilities	14,378	12,605
Unfavorable lease commitments	9,380	9,467
Income taxes payable	4,640	5,596
Deferred revenue	14,473	16,373

Total current liabilities	186,199	172,370
Long-term deferred revenue	14,547	16,964
Long-term restructuring liabilities	52,164	45,888
Long-term unfavorable lease commitments	61,312	56,362
Other long-term obligations	2,698	2,741
Convertible notes payable	730,428	690,000

Total liabilities	1,047,348	984,325

Commitments and contingencies
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 980,000,000 shares authorized; 473,214,856 and 476,940,672 shares issued and outstanding	4,732	4,769
Additional paid-in capital	4,861,182	4,874,950
Deferred stock compensation	(9,664)	(4,572)
Notes receivable from stockholders	(448)	(448)
Accumulated other comprehensive income (loss)	2,447	(833)
Accumulated deficit	(3,527,432)	(3,680,356)

	1,330,817	1,193,510

Total liabilities and stockholders’ equity	$2,378,165	$2,177,835

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended April 30,
	2003	2004
Cash flows from operating activities:
Net loss	$(182,603)	$(152,924)
Adjustments to reconcile net loss to net cash provided by operating activities:
Early extinguishment of debt	20,606	8,216
Amortization of premium (discount) on marketable securities	—	15,868
Non-cash impairment from equity transactions	10	(593)
Non-cash portion of restructuring charges and related asset write-downs	16,040	814
Accretion of notes payable	4,527	599
Effect of accumulated translation adjustment	(2,254)	(76)
Depreciation and amortization of leaseholds improvements	43,041	27,639
Amortization of intangibles, deferred stock compensation and debt issuance costs	19,195	15,085
Provision (benefit) for inventory excess and obsolescence	(4,103)	1,082
Provision for warranty and other contractual obligations	3,405	4,996
Provision for doubtful accounts	—	284
Changes in assets and liabilities:
Accounts receivable	(3,752)	4,723
Prepaid expenses and other	(2,692)	(6,615)
Inventories	19,191	9,456
Accounts payable and accrued liabilities	(51,114)	(33,009)
Income taxes payable	5,258	956
Deferred revenue and other obligations	1,853	4,317

Net cash used in operating activities	(113,392)	(99,182)

Cash flows from investing activities:
Additions to equipment, furniture and fixtures	(14,195)	(13,646)
Maturities of available for sale securities	718,521	389,877
Purchases of available for sale securities	(325,483)	(333,524)

Net cash provided by investing activities	378,843	42,707

Cash flows from financing activities:
Net proceeds from (repayment of) other obligations	(914)	46
Repayment of convertible subordinated notes payable	(139,211)	(49,243)
Proceeds from issuance of common stock	5,326	14,152
Repayment of notes receivable from stockholders	1,566	—

Net cash used in financing activities	(133,233)	(35,045)

Net increase (decrease) in cash and cash equivalents	132,218	(91,520)
Cash and cash equivalents at beginning of period	377,189	309,665

Cash and cash equivalents at end of period	$509,407	$218,145

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Segment Reporting

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 establishes annual and interim reporting standards for operating segments of a company. Effective as of the second quarter of fiscal 2004, CIENA reorganized its operations into multiple operating segments for the purpose of making operating decisions and assessing performance. Those operating segments are the following: Core Networking Group (CNG); Metro and Enterprise Solutions Group (MESG); and Data Networking Group (DNG). The Company’s operating segments have similar economic characteristics and are similar in each of the following areas: the nature of the products and services; the nature of the production processes; the type or class of customer that purchases their products and services; and the nature of the regulatory environment. Accordingly, CIENA has aggregated information related to CNG, MESG and DNG for reporting purposes into one reportable segment and reports only certain enterprise-wide disclosures

Impairment of Goodwill and Other Long-Lived Assets

     Effective November 1, 2001, CIENA adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and ceased to amortize goodwill. As of April 30, 2004, CIENA’s assets include $336.0 million related to goodwill. SFAS 142 requires that we assign goodwill to the Company’s operating segments and to test each segment’s goodwill for impairment on an annual basis, and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the segment below its carrying value. Prior to the reorganization of the Company into operating segments the fair value of CIENA’s goodwill was tested for impairment on an annual basis, and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of CIENA on an entity level, rather than a segment level, below its carrying value.

Pro forma stock-based compensation

     The Company has elected to continue to account for its stock-based compensation in accordance with the provisions of APB 25 as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” (“FIN 44”).

     Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined based on the Black-Scholes valuation method and the fair value at the grant date for awards in the second quarter and first six months of fiscal 2003 and 2004 been determined consistent with the provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation” as amended by Statement of Financial Accounting Standard No. 148 (“SFAS 148”), “Accounting for Stock Based Compensation-Transition and Disclosure,” the Company’s net loss and net loss per share for the second quarter of fiscal 2003 and 2004 would have increased to the pro forma amounts indicated below (in thousands, except per share data):

	Quarter ended April 30,		Six Months Ended April 30,
	2003	2004	2003	2004
Net loss applicable to common stockholders – as reported	$(75,461)	$(76,216)	$(182,603)	$(152,924)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(19,958)	(13,576)	(48,752)	(21,786)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4,428	1,902	9,359	4,746

Net loss applicable to common stockholders – pro forma	$(90,991)	$(87,890)	$(221,996)	$(169,964)

Basic and diluted net loss per share – as reported	$(0.17)	$(0.16)	$(0.42)	$(0.32)

Basic and diluted net loss per share – pro forma	$(0.21)	$(0.18)	$(0.51)	$(0.36)

     The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

(3) RESTRUCTURING COSTS

     The Company’s actions were taken to align its workforce, facilities and operating costs with business operations. Prior to the adoption of Statement of Financial Accounting Standard No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” for transactions initiated after December 31, 2002, CIENA followed the guidance of Emerging Issues Task Force Issue No. 9413 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” for restructuring charges. However, given the manner in which CIENA undertook such restructuring activities, there have been no significant differences in financial reporting. The Company historically has committed to a plan and incurred the liability concurrently – meeting the criteria of both EITF 94-3 and SFAS 146 consistently. The following table displays the activity and balances of the restructuring reserve account for the period ended April 30, 2004 (in thousands):

					Liabilities recorded
					in connection with
	Workforce		Consolidation of		purchase
	reduction		excess facilities		combination	Total
Balance at October 31, 2002	$5,199		$87,845		$121	$93,165
Additional reserve recorded	12,240	(a)	19,748	(a)	430 (b)	32,418
Adjustments to previous estimates	(523	) (a)	(310	) (a)	—	(833)
Non-cash charges	(1,913)		(28,485	) (d)	—	(30,398)
Cash payments	(12,154)		(15,105)		(551)	(27,810)

Balance at October 31, 2003	2,849		63,693		—	66,542
Additional reserve recorded	3,915	(c)	1,337	(c)	—	5,252
Adjustments to previous estimates	154	(c)	3,172	(c)	—	3,326
Cash payments	(5,263)		(11,364)		—	(16,627)

Balance at April 30, 2004	1,655		56,838		—	58,493

Current restructuring liabilities	$1,655		$10,950		$—	$12,605

Non-current restructuring liabilities	$—		$45,888		$—	$45,888

(a)	During the second quarter of fiscal 2003, CIENA reduced its workforce by approximately 75 employees. CIENA recorded a restructuring charge of $2.7 million associated with the workforce reduction.

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

(b)	During the third quarter of fiscal 2003, CIENA and WaveSmith reduced their combined workforce by 8 employees. Approximately $0.4 million of cost associated with the WaveSmith workforce reduction qualify for treatment under EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Combination” and were recorded as an element of the acquisition.

(c)	During the first quarter of fiscal 2004, CIENA incurred charges of $3.4 million related to the exit of a warehouse, work force reductions of approximately 52 employees and adjustments to previous estimates.

During the second quarter of fiscal 2004, CIENA recorded a restructuring charge of $5.9 million related to a workforce reduction of approximately 68 employees and an adjustment to an estimate of previously restructured facilities.

(d)	Non-cash charges during fiscal 2003 include the disposal of previously reserved property and equipment.

     On April 20, 2004, the Company announced its intention to close its San Jose, California facility by September 30, 2004. The San Jose facility closing, and related actions will affect approximately 425 employees. The Company expects to incur additional restructuring costs and accelerated amortization of leasehold costs of between $75.0 million and $85.0 million associated with this action. The Company expects these costs to include employee severance costs, and asset write-downs. The timing of the restructuring charges will correspond to the specific actions and will likely occur over the next several fiscal quarters.

(4) MARKETABLE DEBT AND EQUITY SECURITIES

     Cash, short-term and long-term investments are comprised of the following (in thousands):

	April 30, 2004
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Corporate bonds	$479,690	$198	534	$479,354
Asset backed obligations	237,185	276	—	237,461
Commercial paper	—	—	—	—
US government obligations	524,665	469	821	524,313
Money market funds	218,145	—	—	218,145

	$1,459,685	$943	$1,355	$1,459,273

Included in cash and cash equivalents	218,145	$—	—	218,145
Included in short-term investments	824,015	914	—	824,929
Included in long-term investments	417,525	29	1,355	416,199

	$1,459,685	$943	$1,355	$1,459,273

	October 31, 2003
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Corporate bonds	$617,837	$787	$163	$618,461
Asset-backed obligations	161,474	322	—	161,796
Municipal bonds	5,024	7	—	5,031
Commercial paper	10,487	2	28	10,461
US government obligations	518,609	2,095	229	520,475
Money market funds	309,994	—	—	309,994

	$1,623,425	$3,213	$420	$1,626,218

Included in cash and cash equivalents	309,665	—	—	309,665
Included in short-term investments	793,807	3,012	10	796,809
Included in long-term investments	519,953	201	410	519,744

	$1,623,425	$3,213	$420	$1,626,218

     The following table summarizes maturities of debt investments (including restricted investments) at April 30, 2004 (in thousands):

		Estimated Fair
	Amortized Cost	Value
Less than one year	$824,015	$824,929
Due in 1-2 years	417,525	416,199
Due in 2-5 years	—	—

	$1,241,540	$1,241,128

(5) ACCOUNTS RECEIVABLE

     As of April 30, 2004, the trade accounts receivable, net of allowance for doubtful accounts, included one customer who accounted for 26.0% of the trade accounts receivable. As of October 31, 2003, the trade accounts receivable, net of allowance for doubtful accounts, included three customers who accounted for 23.6%, 12.5% and 10.1% of the net trade accounts receivable, respectively.

     CIENA performs ongoing credit evaluations of its customers and generally has not required collateral or other forms of security from its customers. CIENA maintains an allowance for potential losses on a specific identification basis. During the first six months of fiscal 2004, the Company recovered $3.1 million from a customer, from which payment was previously deemed doubtful due to the customer’s financial condition. The Company also recorded an allowance for doubtful accounts during the first six months of fiscal 2004 of $0.3 million. CIENA’s allowance for doubtful accounts as of April 30, 2004 and October 31, 2003 was $1.7 and $1.5 million, respectively.

(6) INVENTORIES

     Inventories are comprised of the following (in thousands):

	October 31,	April 30,
	2003	2004
Raw materials	$16,121	$14,646
Work-in-process	5,904	3,413
Finished goods	46,063	36,530

Gross inventories	68,088	54,589
Reserve for excess and obsolescence	(23,093)	(20,132)

Net inventories	$44,995	$34,457

     The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the six months ended April 30, 2004, CIENA recorded a provision for inventory reserves of $1.1 million primarily related to excess inventory due to a change in forecasted sales for certain products. The following is a summary of the change in the reserve for excess inventory and obsolete inventory during the six months ended April 30, 2004 (in thousands):

Inventory Reserve
Reserve balance as of Oct. 31, 2003	$23,093
Provision for excess inventory, net	1,082
Actual inventory scrapped	(4,043)

Reserve balance as of April 30, 2004	$20,132

     During the six months ended April 30, 2003, CIENA recorded a benefit for inventory reserves of $4.1 million primarily related to the realization of sales from previously reserved excess inventory. The following is a summary of the change in the reserve for excess inventory and obsolete inventory during the six months ended April 30, 2003 (in thousands):

Inventory Reserve
Reserve balance as of Oct. 31, 2002	$48,145
Realization of sales from previously reserved excess inventory, net	(4,103)
Actual inventory scrapped	(12,550)

Reserve balance as of April 30, 2003	$31,492

(7) EQUIPMENT, FURNITURE AND FIXTURES

     Equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,	April 30,
	2003	2004
Equipment, furniture and fixtures	$332,843	$329,284
Leasehold improvements	70,145	70,065

	402,988	399,349
Accumulated depreciation and amortization	(288,170)	(299,253)
Construction-in-progress	112	27

	$114,930	$100,123

     During the second quarter of fiscal 2004 the company recorded $1.7 million in accelerated amortization expense of leasehold improvements related to the planned exit of its San Jose, California facility.

(8) OTHER INTANGIBLE ASSETS

     Other intangible assets are comprised of the following (in thousands):

	October 31, 2003			April 30, 2004
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangible	Amortization	Intangible	Intangible	Amortization	Intangible
Developed technology	$94,704	$(22,975)	$71,729	$94,704	$(28,769)	$65,935
Patents and licenses	36,655	(8,984)	27,671	36,655	(10,919)	25,736
Covenants not to compete, outstanding purchase orders and contracts	12,700	(3,692)	9,008	12,700	(4,690)	8,010

	$144,059		$108,408	$144,059		$99,681

     The aggregate amortization expense of other intangible assets was $4.4 million and $4.4 million for the quarters ended April 30, 2003 and 2004, respectively. The following table represents the expected future amortization of other intangible assets as follows (in thousands):

2004 (remaining six months)	$8,726
2005	17,453
2006	17,452
2007	17,453
2008	16,107
Thereafter	22,490

$99,681

(9) OTHER BALANCE SHEET DETAILS

Other long-term assets (in thousands):

	October 31,	April 30,
	2003	2004
Maintenance spares inventory, net	$26,206	$22,125
Deferred debt issuance costs	12,869	11,355
Investments in privately held companies	21,292	21,292
Other	9,274	12,574

	$69,641	$67,346

Accrued liabilities (in thousands):

	October 31,	April 30,
	2003	2004
Warranty and other contractual obligations	$37,380	$33,951
Accrued compensation, payroll related tax and benefits	33,206	28,753
Accrued excess inventory purchase commitments	1,405	1,009
Accrued interest payable	6,583	6,469
Other	20,352	19,615

	$98,926	$89,797

     The following table summarizes the activity in the Company’s accrued warranty and other contractual obligations for the six months ended April 30, 2003 and 2004 (in thousands):

	Balance at			Balance at
Six Months ended April 30	beginning of period	Provisions	Settlements	end of period
2003	$45,498	3,405	(8,131)	$40,772
2004	$37,380	4,996	(8,425)	$33,951

Deferred revenue (in thousands):

	October 31,	April 30,
	2003	2004
Products	$4,772	$6,709
Services	24,248	26,628

Total deferred revenue	29,020	33,337
Less current portion	(14,473)	(16,373)

Long-term deferred revenue	$14,547	$16,964

(10) CONVERTIBLE NOTES PAYABLE

     On December 19, 2003, CIENA purchased the remaining $48.2 million outstanding ONI Systems Corp. convertible subordinated notes. The Company paid $49.2 million for notes with a cumulative accreted book value of $41.0 million, which resulted in a loss on early extinguishment of debt of $8.2 million.

(11) EARNINGS (LOSS) PER SHARE CALCULATION

     Basic EPS is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding, stock options and warrants using the treasury stock method. Approximately 40.1 million and 34.2 million options and unvested restricted stock were outstanding during the second quarters of fiscal 2003 and 2004 respectively, but were not included in the computation of diluted EPS as the effect would be anti-dilutive.

     Approximately 35.9 million and 33.4 million options and unvested restricted stock were outstanding during the first six months of fiscal 2003 and 2004 respectively, but were not included in the computation of diluted EPS as the effect would be anti-dilutive.

(12) COMPREHENSIVE INCOME

The components of comprehensive loss are as follows (in thousands):

	Quarter ended April 30,		Six months ended April 30,
	2003	2004	2003	2004
Net loss	$(75,461)	$(76,216)	$(182,603)	$(152,924)
Change in unrealized loss on available-for-sale securities, net of tax	(1,641)	(3,257)	(1,331)	(3,204)
Change in accumulated translation adjustments	129	(48)	202	(76)

Total comprehensive loss	$(76,973)	$(79,521)	$(183,732)	$(156,204)

(13) SEGMENT REPORTING

     Effective as of the second quarter of fiscal 2004, CIENA reorganized its operations into multiple operating segments for the purpose of making operating decisions and assessing performance. Those operating segments are the following: Core Networking Group (CNG); Metro and Enterprise Solutions Group (MESG); and Data Networking Group (DNG). Each operating group includes products for sale to external customers, the related research and development and product line management. CNG incorporates CIENA’s core transport and core switching product lines. MESG incorporates CIENA’s metropolitan transport, metropolitan switching, storage extension, and LightWorks ON-Center management suite product lines. DNG incorporates CIENA’s multiservice networking product lines and Laurel Networks, Inc. and Luminous Networks, Inc. products that CIENA resells.

     On May 3, 2004, CIENA completed the acquisitions of Catena Networks, Inc. and Internet Photonics, Inc. Internet Photonics’ product lines will be incorporated into MESG, and Catena’s product lines will form a new operating segment, the Broadband Access Group (BBG). The CNG, MESG and DNG operating segments have similar economic characteristics and are similar in each of the following areas: the nature of the products and services; the nature of the production processes; the type or class of customer that purchases their products and services; and the nature of the regulatory environment. Accordingly, CIENA has aggregated information related to CNG, MESG and DNG for reporting purposes into one reportable segment and reports only certain enterprise-wide disclosures.

     CIENA’s geographic distribution of revenue for the quarter and six months ended April 30, 2003 and 2004 are as follows (in thousands):

	Quarter Ended April 30,				Six Months Ended April 30,
	2003	%	2004	%	2003	%	2004	%
Domestic	$50,371	68.5	$58,033	77.7	$95,073	66.0	$95,316	67.5
International	23,169	31.5	16,666	22.3	48,941	34.0	45,797	32.5

Total	$73,540	100.0	$74,699	100.0	$144,014	100.0	$141,113	100.0

     CIENA’s revenue derived from products and services for the quarter and six months ended April 30, 2003 and 2004 are as follows (in thousands):

	Quarter Ended April 30,				Six Months Ended April 30,
	2003	%	2004	%	2003	%	2004	%
Products	$63,399	86.2	$62,422	83.6	$124,620	86.5	$117,096	83.0
Services	10,141	13.8	12,277	16.4	19,394	13.5	24,017	17.0

Total	$73,540	100.0	$74,699	100.0	$144,014	100.0	$141,113	100.0

     During the quarter and six months ended April 30, 2003 and 2004, customers who each accounted for at least 10% of CIENA’s revenue during the respective periods are as follows (in thousands):

	Quarter Ended April 30,					Six Months Ended April 30,
	2003		%**	2004	%**	2003		%**	2004	%**
Company A	$	*	—	$24,023	32.2	$	*	—	$27,826	19.7
Company B		*	—	*	—		*	—	14,805	10.5
Company C		12,540	17.1	*	—		26,811	18.6	*	—
Company D		11,001	15.0	*	—		19,346	13.4	*	—
Company E		*	—	*	—		17,948	12.5	*	—
Company F		8,336	11.3	*	—		*	—	*	—

Total		$31,877	43.4	$24,023	32.2		$64,105	44.5	$42,631	30.2

* – denotes revenue recognized less than 10% of total revenue for the period.

** – denotes % of total revenue

(14) CONTINGENCIES

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

     On July 19, 2000, CIENA and CIENA Properties, Inc., a wholly owned subsidiary of CIENA, filed a complaint in the United States District Court for the District of Delaware requesting damages and injunctive relief against Corvis Corporation (“Corvis”). The suit charged Corvis with infringing four patents relating to CIENA’s optical networking communication systems and technology. A jury trial to determine whether Corvis is infringing these patents commenced on February 10, 2003. On February 24, 2003, the jury decided that Corvis was infringing one of the patents and not infringing two others. The jury was deadlocked with respect to infringement on the fourth patent. This trial was immediately followed by a trial on Corvis’ affirmative defenses based on the validity of two of the patents. On February 28, 2003, the jury in this trial determined that the patents were valid. In April 2003, following a third trial, another jury decided that Corvis had infringed the fourth patent on which the previous jury had deadlocked. Based on these favorable verdicts collectively holding that Corvis is infringing two valid CIENA patents, CIENA has moved for an injunction to prohibit the sale, manufacture, or use by Corvis of the infringing products. The court has not yet ruled on this motion.

     As a result of the merger with ONI, we became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of ONI’s common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Ms. Davis have been dismissed from the action without prejudice pursuant to a tolling agreement. In July 2002, ONI and other issuers in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim, which was denied as to ONI on February 19, 2003. CIENA has participated, together with the other issuer defendants in these cases, in mediated settlement negotiations that have led to a preliminary agreement among the plaintiffs, the issuer defendants and their insurers. The settlement, which is subject to court approval, would result in the dismissal of the plaintiffs’ cases against the issuers. CIENA has agreed in principle to the terms of this settlement. Draft settlement documents were circulated for final review in March 2004.

     As a result of the merger with ONI, we also became a defendant in two substantially identical purported class actions on behalf of ONI security holders originally brought against ONI and members of its board of directors. The complaints allege that the director defendants breached their fiduciary duties to ONI in approving the merger with CIENA and seek declaratory, injunctive and other relief permitted by equity. The plaintiffs failed to obtain an injunction against completion of the merger. The first of these cases was filed on February 20, 2002, in the Superior

Court of the State of California, County of San Mateo, and is encaptioned K.W. Sams, On Behalf of Himself and All Others Similarly Situated v. ONI Systems Corporation, et al. The second case was brought on March 19, 2002, in the Superior Court of the State of California, County of Santa Clara, and is encaptioned Steven Myeary, On Behalf of Himself and All Others Similarly Situated v. ONI Systems Corporation. On April 14, 2003, the plaintiffs in these cases filed a consolidated amended complaint and named four additional defendants: CIENA Corporation, James F. Jordan, Kleiner Perkins Caufield & Byers and Mohr Davidow Ventures. CIENA and the other defendants subsequently filed a demurrer and served a motion for sanctions on plaintiffs based on factual inaccuracies in the consolidated amended complaint. In response, the plaintiffs filed a corrected consolidated amended complaint, the demurrer to which was sustained by the court in April 2004 with leave to amend. We believe that these lawsuits are without merit and will continue to defend them vigorously.

(15) SUBSEQUENT EVENTS

     On May 3, 2004, the Company acquired Catena Networks and Internet Photonics. As a result of these acquisitions the Company expects to record charges for in-process research and development and record intangible assets related existing technology, customer relationships, customer contracts and customer order backlog. The Company expects to complete its tangible and intangible asset and liability assessments, with the help of third party valuation findings, associated with the acquisitions during the third quarter of fiscal 2004.

     Under the terms of the agreement to acquire Catena, all the outstanding shares of Catena common stock, preferred stock and outstanding stock options and warrants were exchanged for 75.9 million shares of CIENA common stock. The Company expects to record an aggregate purchase price of approximately $466.1 million for Catena. The purchase price for this acquisition was based on the average closing price of CIENA’s common stock for two trading days prior to, the date of, and the two trading days after the February 19, 2004 announcement.

     Under the terms of the agreement to acquire Internet Photonics, all the outstanding shares of Internet Photonics common stock, preferred stock and outstanding stock options and warrants were exchanged for 24.1 million shares of CIENA common stock. The Company expects to record an aggregate purchase price of approximately $148.2 million for Internet Photonics. The purchase price for this acquisition was based on the average closing price of CIENA’s common stock for two trading days prior to, the date of, and the two trading days after the February 19, 2004 announcement.

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

Overview

     CIENA is a leading global provider of innovative network solutions. Our existing and potential customers include:

•	communications carriers including regional bell operating companies (RBOCs), independent operating companies (IOCs), competitive local exchange carriers (CLECs), long-distance carriers, wireless carriers and wholesale carriers;

•	other communications service providers including cable operators and Internet service providers;

•	enterprises including large businesses, educational and non-profit institutions;

•	federal, state and local governments; and

•	integrators and resellers.

     In early 2001, the telecommunications industry began a severe decline, and our dominant customer base, communications carriers, responded by curtailing network build-outs and reducing their overall capital expenses. As a result, the market for our core networking products declined sharply. After several years of significantly lower capital spending, most carriers’ operating costs remain high while their revenue is growing slowly, if at all.

     In this environment, we expect that most major carriers will hold their aggregate capital spending flat for the next several years and will not invest substantially in building new core networks or upgrading existing ones. Instead, we believe that carriers, other communications service providers, enterprises and governments will make significant investments in next-generation equipment, particularly equipment that resides at the edge of communications networks and enables the creation and delivery of new high-bandwidth data services. As a result, we have undertaken a number of efforts to expand our addressable market including making acquisitions, establishing partnerships with other equipment suppliers and investing internal resources towards developing, marketing and selling products that address this broader market.

     As part of our strategy to increase our addressable market, we completed the acquisitions of Catena Networks and Internet Photonics on May 3, 2004. Catena’s broadband access solutions enable the delivery of traditional “plain old telephone service” (POTS), digital subscriber line service (DSL), and voice-over-IP (VoIP) from a single, integrated platform. Prior to the acquisition, Catena’s customers included RBOCs, major IOCs and CLECs. Internet Photonics has sold its carrier-grade optical Ethernet transport and switching solutions to several large cable providers and carriers who use Internet Photonics’ solutions to deploy Ethernet private-line services. The broadband access markets served by both Catena and Internet Photonics’ products are expected to benefit as service providers shift spending to target the access portions of their networks to enable increased residential access to high-bandwidth services such as DSL, video-on-demand and high definition television (HDTV).

     As a result of the Catena and Internet Photonics acquisitions, we expect to incur additional ongoing costs related to product development, selling, and marketing activities. In addition, we expect to incur costs associated with these acquisitions related to amortization of purchased intangible assets, in-process research and development and deferred stock compensation.

     Also in pursuit of our strategy, we expect to continue our efforts to reduce our ongoing operating costs in order to better align them with our market opportunities and changing product mix. On April 20, 2004, we announced our intention to close our San Jose, California facility by September 30, 2004. Over the next two fiscal quarters we expect to incur additional restructuring costs and accelerated amortization of leasehold cost of between $75.0 million and $85.0 million associated with this action.

     We reported revenue of $74.7 million for the second quarter of fiscal 2004. This was an increase of 12.5% from the first quarter of fiscal 2004 and 1.6% from second quarter of fiscal 2003. We expect revenue for the third quarter of fiscal 2004 will increase by as much as 30 percent from the second quarter of fiscal 2004 primarily as a result of the inclusion of revenue from Catena and Internet Photonics products for the first time.

     Our margins can fluctuate substantially from quarter to quarter based on a number of factors, including the mix of products and services we sell and the customers to which we sell them; the volume of products and services we sell; and the amount of provisions or benefits we may incur related to excess inventory costs. Our gross margin for the second quarter of fiscal 2004 was 11% compared to 30.9% for the first quarter of fiscal 2004 and 23.1% for the second quarter of fiscal 2003. The decline in gross margin for the second quarter of fiscal 2004 compared to the first quarter was due primarily to the increased percentage of revenue from core transport systems in the second quarter. The decline in gross margin from the same period a year ago was due to a combination of the increased percentage of revenue from core transport systems and a lower percentage of revenue from core switching systems than in the second quarter of fiscal 2003.Gross margin in the second quarter of fiscal 2004 was also adversely affected by revenues associated with initial deployments of long-haul transport equipment for two significant customers. This equipment, which includes “common equipment” such as chassis and amplifiers, tends to have lower margins than channel cards and other equipment deployed later in the network build. We expect, therefore, that the margins on sales associated with these two projects will improve over time.

     As of April 30, 2004, CIENA had 1,702 employees, which was a net reduction of 76 employees from the 1,778 employees on January 31, 2004. We expect to reduce our headcount by approximately 425 employees related to the exiting of the San Jose, California facility. Catena and Internet Photonics will add an aggregate of approximately 380 employees to CIENA in the third quarter of fiscal 2004.

Results of Operations

Three months ended April 30, 2003 compared to three months ended April 30, 2004

Revenue, cost of goods sold and gross profit

     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit from the second quarter of fiscal 2003 to the second quarter of fiscal 2004.

	Second Quarter
					Increase
	2003	%*	2004	%*	(decrease)	%**
Revenue:
Products	$63,399	86.2	$62,422	83.6	$(977)	(1.5)
Services	10,141	13.8	12,277	16.4	2,136	21.1

Total Revenue:	73,540	100.0	74,699	100.0	1,159	1.6

Costs:
Products	40,406	54.9	56,289	75.4	15,883	39.3
Services	14,919	20.3	10,188	13.6	(4,731)	(31.7)

Total cost of goods sold	55,325	75.2	66,477	89.0	11,152	20.2

Gross Profit	$18,215	24.8	$8,222	11.0	$(9,993)	54.9

* - Denotes % of total revenue

** - Denotes % change from 2003 to 2004

     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit from the second quarter of fiscal 2003 to the second quarter of fiscal 2004.

	Second Quarter
					Increase
	2003	%*	2004	%*	(decrease)	%**
Product revenue	$63,399	100.0	$62,422	100.0	$(977)	(1.5)
Product cost of goods sold	40,406	63.7	56,289	90.2	15,883	39.3

Product gross profit	$22,993	36.3	$6,133	9.8	$(16,860)	(73.3)

* - Denotes % of product revenue

** - Denotes % change from 2003 to 2004

     The table below (in thousands, except percentage data) sets forth the changes in service revenue, service cost of goods sold and service gross profit (loss) from the second quarter of fiscal 2003 to the second quarter of fiscal 2004.

	Second Quarter
					Increase
	2003	%*	2004	%*	(decrease)	%**
Service revenue	$10,141	100.0	$12,277	100.0	$2,136	21.1
Service cost of goods sold	14,919	147.1	10,188	83.0	(4,731)	(31.7)

Service gross profit (loss)	$(4,778)	(47.1)	$2,089	17.0	$6,867	143.7

* - Denotes % of service revenue

** - Denotes % change from 2003 to 2004

     The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenues from the second quarter of fiscal 2003 to the second quarter of fiscal 2004.

	Second Quarter
					Increase
	2003	%*	2004	%*	(decrease)	%**
Domestic	$50,371	68.5	$58,033	77.7	$7,662	15.2
International	23,169	31.5	16,666	22.3	(6,503)	(28.1)

Total	$73,540	100.0	$74,699	100.0	$1,159	1.6

* - Denotes % of total revenue

** - Denotes % change from 2003 to 2004

     Historically, we have relied on a limited number of customers for a substantial portion of our revenue. During the second quarter of fiscal 2003 and second quarter of fiscal 2004, certain customers each accounted for at least 10% of our revenues during the respective periods as follows (in thousands, except percentage data):

	Second Quarter
	2003		%**	2004	%**
Company A	$	*	—	$24,023	32.2
Company C		12,540	17.1	*	—
Company D		11,001	15.0	*	—
Company F		8,336	11.3	*	—

Total		$31,877	43.4	$24,023	32.2

** - Denotes % of total revenue

* - Denotes revenues recognized less than 10% for the period.

  Revenue

•	Product revenue decreased from the second quarter of fiscal 2003 to the second quarter of fiscal 2004 primarily due to decreased sales of our metropolitan networking products, partially offset by increased sales from our multiservice networking products, core networking products and LightWorks ON-Center software.

•	Service revenue increased from the second quarter of fiscal 2003 to the second quarter of fiscal 2004 due to increased sales of maintenance contracts.

•	Domestic revenue increased from the second quarter of fiscal 2003 to the second quarter of fiscal 2004 primarily due to increased sales of our core networking products and multiservice networking products, partially offset by decreased sales from our metropolitan networking products.

•	International revenue decreased from the second quarter of fiscal 2003 to the second quarter of fiscal 2004 primarily due to decreased sales of our metropolitan and core networking products, partially offset by increased sales of installation and maintenance revenue.

  Gross profit

     Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees, direct technical support costs, cost of excess and obsolete inventory and overhead related to manufacturing, technical support and engineering, furnishing and installation (“EF&I”) operations.

•	Gross profit as a percentage of revenue decreased from the second quarter of fiscal 2003 to the second quarter of fiscal 2004 largely due to the sale of lower margin product and less benefit from the sale of previously reserved excess and obsolete inventory. This is partially offset by an increase in margin on our services.

•	Gross profit on products as a percentage of product revenue decreased from the second quarter of fiscal 2003 to the second quarter of fiscal 2004 largely due to a higher percentage of revenue from core transport systems and a lower percentage of revenue from core switching systems combined with less revenue from the sale of previously reserved excess and obsolete inventory.

•	Gross profit on services as a percentage of services revenue increased from the second quarter of fiscal 2003 to the second quarter of fiscal 2004 largely due to increased sales of maintenance services and reduced service overhead costs.

Operating expenses

     The table below (in thousands, except percentage data) sets forth the changes in operating expenses from the second quarter of fiscal 2003 to the second quarter of fiscal 2004.

	Second Quarter
					Increase
	2003	%*	2004	%*	(decrease)	%**
Research and development	$52,193	71.0	$46,479	62.2	$(5,714)	(10.9)
Selling and marketing	25,663	34.9	25,075	33.6	(588)	(2.3)
General and administrative	8,066	11.0	5,992	8.0	(2,074)	(25.7)
Deferred stock compensation costs:
Research and development	3,406	4.6	1,408	1.9	(1,998)	(58.7)
Sales and marketing	676	0.9	415	0.6	(261)	(38.6)
General and administrative	346	0.5	79	0.1	(267)	(77.2)
Amortization of intangible assets	3,421	4.6	3,395	4.5	(26)	(0.8)
Restructuring costs	2,724	3.7	5,185	6.9	2,461	90.3
Recovery of use tax payments	—	—	(1,931)	(2.6)	(1,931)	—
Recovery of doubtful accounts, net	—	—	(2,794)	(3.7)	(2,794)	—

Total operating expenses	$96,495	131.2	$83,303	111.5	$(13,192)	(13.7)

* - Denotes % of total revenue

** - Denotes % change from 2003 to 2004

•	Research and development expense decreased from the second quarter of fiscal 2003 to the second quarter of fiscal 2004 due to reductions in depreciation expense, prototype parts, facility-related costs and employee-related costs partially offset by the $1.7 million accelerated amortization of leasehold improvements related to the planned closing of our San Jose, California facility.

•	Selling and marketing expense decreased from the second quarter of fiscal 2003 to the second quarter of fiscal 2004 due to reductions in depreciation expense partially offset by higher costs related to an increase in the number of sales and marketing employees.

•	General and administrative expense decreased from the second quarter of fiscal 2003 to the second quarter of fiscal 2004 primarily due to decreases in legal costs, consulting and outside service expense, and employee-related costs.

•	Deferred stock compensation costs decreased from the second quarter of fiscal 2003 to the second quarter of fiscal 2004 due to the reduced level of unvested stock options and restricted stock, assumed as part of our acquisitions of Cyras Systems, Inc., ONI Systems Corp. and WaveSmith Networks, Inc. As of April 30, 2004, the balance of deferred stock compensation presented as a reduction of stockholder’s equity was $4.6 million.

•	Restructuring costs incurred during the second quarter of 2004 were related to work force reductions of approximately 68 employees and a change in estimated timing of sublease payments from our unused facilities. These actions were taken as part of our efforts to reduce our costs. We expect to incur additional restructuring costs in future periods during fiscal 2004.

•	Recovery of use tax payments during the second quarter of fiscal 2004 was due to the resolution of a use tax audit related to the assets acquired from ONI

•	Recovery of doubtful accounts, net during the second quarter of fiscal 2004 was related primarily to the payment of an amount due from a customer, from which payment was previously deemed doubtful due to the customer’s financial condition.

Other items

     The table below (in thousands, except percentage data) sets forth the changes in other items from the second quarter of fiscal 2003 to the second quarter of fiscal 2004.

	Second Quarter
					Increase
	2003	%*	2004	%*	(decrease)	%**
Interest and other income, net	$11,131	15.1	$5,614	7.5	$(5,517)	(49.6)
Interest expense	$8,061	11.0	$6,473	8.7	$(1,588)	(19.7)
Gain (loss) on equity investments	—	—	$139	0.2	$139	—
Provision for income taxes	$251	0.3	$415	0.6	$164	65.3

* - Denotes % of total revenue

** - Denotes % change from 2003 to 2004

•	Interest and other income, net decreased from the second quarter of 2003 to the second quarter of 2004 primarily because of the impact of lower average interest rates and lower cash and invested balances.

•	Interest expense decreased from the second quarter of 2003 to the second quarter of 2004 due to the decrease in our debt obligations between the two periods.

•	Provision for income taxes for the second quarter of 2003 and the second quarter of 2004 was primarily attributable to foreign tax related to CIENA’s foreign operations. We did not record a tax benefit for CIENA’s domestic losses during either period. CIENA will continue to maintain a valuation allowance against certain deferred tax assets until sufficient evidence exists to support its reversal.

Six months ended April 30, 2003 compared to six months ended April 30, 2004

Revenue, cost of goods sold and gross profit

     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit from the first six months of fiscal 2003 to the first six months of fiscal 2004.

	Six Months Ended April 30,
					Increase
	2003	%*	2004	%*	(decrease)	%**
Revenue:
Products	$124,620	86.5	$117,096	83.0	$(7,524)	(6.0)
Services	19,394	13.5	24,017	17.0	4,623	23.8

Total Revenue:	144,014	100.0	141,113	100.0	(2,901)	(2.0)

Costs:
Products	79,983	55.6	90,849	64.4	10,866	13.6
Services	29,551	20.5	21,489	15.2	(8,062)	(27.3)

Total cost of goods sold	109,534	76.1	112,338	79.6	2,804	2.6

Gross Profit	$34,480	23.9	$28,775	20.4	$(5,705)	(16.5)

* - Denotes % of total revenue

** - Denotes % change from 2003 to 2004

     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit from the first six months of fiscal 2003 to the first six months of fiscal 2004.

	Six Months Ended April 30,
					Increase
	2003	%*	2004	%*	(decrease)	%**
Product revenue	$124,620	100.0	$117,096	100.0	$(7,524)	(6.0)
Product cost of goods sold	79,983	64.2	90,849	77.6	10,866	13.6

Product gross profit	$44,637	35.8	$26,247	22.4	$(18,390)	(41.2)

* - Denotes % of product revenue

** - Denotes % change from 2003 to 2004

     The table below (in thousands, except percentage data) sets forth the changes in service revenue, service cost of goods sold and service gross profit (loss) from the first six months of fiscal 2003 to the first six months of fiscal 2004.

	Six Months Ended April 30,
					Increase
	2003	%*	2004	%*	(decrease)	%**
Service revenue	$19,394	100.0	$24,017	100.0	$4,623	23.8
Service cost of goods sold	29,551	152.4	21,489	89.5	(8,062)	(27.3)

Service gross profit (loss)	$(10,157)	(52.4)	$2,528	10.5	$12,685	124.9

* - Denotes % of service revenue

** - Denotes % change from 2003 to 2004

     The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenues from the first six months of fiscal 2003 to the first six months of fiscal 2004.

	Six Months Ended April 30,
					Increase
	2003	%*	2004	%*	(decrease)	%**
Domestic	$95,073	66.0	$95,316	67.5	$243	0.3
International	48,941	34.0	45,797	32.5	(3,144)	(6.4)

Total	$144,014	100.0	$141,113	100.0	$(2,901)	(2.0)

* - Denotes % of total revenue

** - Denotes % change from 2003 to 2004

     Historically, we have relied on a limited number of customers for a substantial portion of our revenue. During the first six months of fiscal 2003 and first six months of fiscal 2004, certain customers each accounted for at least 10% of our revenues during the respective periods as follows (in thousands, except percentage data):

	Six Months Ended April 30,
	2003		%**	2004	%**
Company A	$	*	—	$27,826	19.7
Company B		*	—	14,805	10.5
Company C		26,811	18.6	*	—
Company D		19,346	13.4	*	—
Company E		17,948	12.5	*	—

Total		$64,105	44.5	$42,631	30.2

** - Denotes % of total revenue

* - Denotes revenues recognized less than 10% for the period.

  Revenue

•	Product revenue decreased from the first six months of fiscal 2003 to the first six months of fiscal 2004 primarily due to decreased sales of our metropolitan networking products, partially offset by increased sales from our core networking products and multiservice networking products.

•	Service revenue increased from the first six months of fiscal 2003 to the first six months of fiscal 2004 due to increased sales of maintenance contracts.

•	International revenue decreased from the first six months of fiscal 2003 to the first six months of fiscal 2004 primarily due to decreased sales of our metropolitan networking products partially offset by increased sales from our core networking products and sales of maintenance contracts.

     Gross profit

     Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees, direct technical support costs, cost of excess and obsolete inventory and overhead related to manufacturing, technical support and engineering, furnishing and installation (“EF&I”) operations.

•	Gross profit as a percentage of revenue decreased from the first six months of fiscal 2003 to the first six months of fiscal 2004 largely due to the sale of lower margin products and less benefit from the sale of previously reserved excess and obsolete inventory. This was partially offset by an increase in margin on our services.

•	Gross profit on products as a percentage of product revenue decreased from the first six months of fiscal 2003 to the first six months of fiscal 2004 largely due to lower margin product mix and less revenue from the sale of previously reserved excess and obsolete inventory.

•	Gross profit on services as a percentage of services revenue increased from the first six months of fiscal 2003 to the first six months of fiscal 2004 largely due to increased sales of maintenance services and reduced service overhead costs.

Operating expenses

     The table below (in thousands, except percentage data) sets forth the changes in operating expenses from the first six months of fiscal 2003 to the first six months of fiscal 2004.

	Six Months Ended April 30,
					Increase
	2003	%*	2004	%*	(decrease)	%**
Research and development	$105,927	73.6	$93,656	66.4	$(12,271)	(11.6)
Selling and marketing	52,268	36.3	50,543	35.8	(1,725)	(3.3)
General and administrative	22,772	15.8	13,083	9.3	(9,689)	(42.5)
Deferred stock compensation costs:
Research and development	7,204	5.0	3,613	2.6	(3,591)	(49.8)
Sales and marketing	1,435	1.0	933	0.7	(502)	(35.0)
General and administrative	720	0.5	200	0.1	(520)	(72.2)
Amortization of intangible assets	6,975	4.8	6,791	4.8	(184)	(2.6)
Restructuring costs	2,724	1.9	8,578	6.1	5,854	214.9
Recovery of use tax payments	—	—	(1,931)	(1.4)	(1,931)	—
Recovery of doubtful accounts, net	—	—	(2,794)	(2.0)	(2,794)	—

Total operating expenses	$200,025	138.9	$172,672	122.4	$(27,353)	(13.7)

* - Denotes % of total revenue

** - Denotes % change from 2003 to 2004

•	Research and development expense decreased from the first six months of fiscal 2003 to the first six months of fiscal 2004 due to reductions in depreciation expense, facility-related costs and employee-related costs partially offset by increases in outside services, prototype parts and the $1.7 million accelerated amortization of leasehold improvements related to the planned closing of our San Jose, California facility.

•	Selling and marketing expense decreased from the first six months of fiscal 2003 to the first six months of fiscal 2004 due to reductions in depreciation expense and facility-related costs, partially offset by higher costs related to an increase in the number of sales and marketing employees.

•	General and administrative expense decreased from the first six months of fiscal 2003 to the first six months of fiscal 2004 primarily due to decreases in legal costs, consulting and outside service expense, and employee-related costs.

•	Deferred stock compensation costs decreased from the first six months of fiscal 2003 to the first six months of fiscal 2004 due to the reduced level of unvested stock options and restricted stock, assumed as part of our acquisitions of Cyras Systems, Inc., ONI Systems Corp. and WaveSmith Networks, Inc. As of April 30, 2004, the balance of deferred stock compensation presented as a reduction of stockholder’s equity was $4.6 million.

•	Restructuring costs increased from the first six months of fiscal 2003 to the first six months of fiscal 2004 related to exiting a warehouse, work force reductions of approximately 121 employees and a change in estimated timing of sublease payments from our unused facilities. These actions were taken as part of our efforts to reduce our costs. We expect to incur additional restructuring costs in future periods during fiscal 2004.

•	Recovery of use tax payments during the first six months of fiscal 2004 was due to the resolution of a use tax audit related to the assets acquired from ONI

•	Recovery of doubtful accounts, net incurred during the first six months of fiscal 2004 was related primarily to the payment of an amount due from a customer, from which payment was previously deemed doubtful due to the customer’s financial condition.

Other items

     The table below (in thousands, except percentage data) sets forth the changes in other items from the first six months of fiscal 2003 to the first six months of fiscal 2004.

	Six Months Ended April 30,
					Increase
	2003	%*	2004	%*	(decrease)	%**
Interest and other income, net	$24,432	17.0	$13,292	9.4	$(11,140)	(45.6)
Interest expense	$20,264	14.1	$13,857	9.8	$(6,407)	(31.6)
Gain (loss) on equity investments	$(10)	(0.0)	$593	0.4	$603	6,030.0
Loss on extinguishment of debt	$20,606	14.3	$8,216	5.8	$12,390	(60.1)
Provision for income taxes	$610	0.4	$839	0.6	$229	37.5

* - Denotes % of total revenue

** - Denotes % change from 2003 to 2004

•	Interest and other income, net decreased from the first six months of fiscal 2003 to the first six months of fiscal 2004 primarily because of the impact of lower average interest rates and lower cash and invested.

•	Interest expense decreased from the first six months of fiscal 2003 to the first six months of fiscal 2004 due to the decrease in our debt obligations between the two periods.

•	Gain on equity investments, net increased during the first six months of fiscal 2003 to the first six months of fiscal 2004 related to a cash payment of $1.6 million received for an investment in a private company that had been previously written down to a value of $1.0 million. The excess of $0.6 million was recorded as a gain on equity investments.

•	Loss on extinguishment of debt during the first six months of fiscal 2003 to the first six months of fiscal 2004 is related to the repurchase of ONI 5.00% convertible subordinated notes.

•	Provision for income taxes for the first six months of fiscal 2003 to the first six months of fiscal 2004 was primarily attributable to foreign tax related to CIENA’s foreign operations. We did not record a tax benefit for CIENA’s domestic losses during either period. CIENA will continue to maintain a valuation allowance against certain deferred tax assets until sufficient evidence exists to support its reversal.

Liquidity and Capital Resources

     At April 30, 2004, CIENA’s principal source of liquidity was its cash and cash equivalents, and short-term and long-term investments. We had $218.1 million in cash and cash equivalents, and $1.2 billion in short-term and long-

term investments. Our investment portfolio consists primarily of fixed-income securities, with maturities of two years or less, diversified among industries and individual issuers. Our investments are generally liquid, investment grade securities.

     CIENA’s operating activities consumed $113.4 million and $99.2 million net cash during the first six months of fiscal 2003 and 2004, respectively. The primary reason for operating cash consumption was the net losses incurred during the periods.

     Our investing activities provided net cash of $378.8 and $42.7 million during the first six months of fiscal 2003 and 2004, respectively. Investment activities included the net redemption of $393.0 and $56.4 million of short and long-term investments during the first quarters of fiscal 2003 and fiscal 2004, respectively. We expect to make additional combined capital equipment and leasehold improvement expenditures of approximately $26.0 million during the remainder of fiscal 2004. These capital expenditures will be used to support selling and marketing, manufacturing and product development activities. We will use our cash and cash equivalents and investments to fund these purchases.

     Cash used in financing activities was $133.2 and $35.0 million during the first six months of fiscal 2003 and 2004, respectively. The primary use of cash in financing activities during the first six months of fiscal 2003 was related to the purchase of $154.7 million of the remaining $202.9 million outstanding ONI convertible subordinated notes. We paid $139.2 million for the notes and accrued fees of $1.1 million related to the purchase. Also during the first six months of fiscal 2003, we received $5.3 million from the exercise of stock options and $1.6 million from the repayment of notes receivable from stockholders. During the first six months of fiscal 2004, CIENA purchased the remaining $48.2 million of the outstanding ONI convertible subordinated notes. CIENA paid $49.2 million for notes with a cumulative accreted book value of $41.0 million, which resulted in a loss on early extinguishment of debt of $8.2 million. Also during the first six months of fiscal 2004, we received $14.2 million related to the exercise of employee options.

     The following is a summary of our future minimum payments under contractual obligations as of April 30, 2004 (in thousands):

		Less than	One to	Four to five
	Total	one year	three years	years	Thereafter
Convertible notes (1)	$793,500	$25,875	$51,750	$715,875	$—
Operating leases	227,945	36,768	67,754	53,384	70,039
Purchase obligations (2)	26,985	26,985	—	—	—

Total	$1,048,430	$89,628	$119,504	$769,259	$70,039

(1)	The terms of our convertible notes with a principal value of $690.0 million include interest at 3.75% payable on a semi-annual basis on February 1 and August 1 of each year; the notes are due February 1, 2008.

(2)	Purchase commitments related to amounts we are obligated to pay to our contract manufacturers and component suppliers for inventory.

     Some of our commercial commitments, including some of the future minimum payments set forth above, are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of April 30, 2004 (in thousands):

		Less than	One to	Four to
	Total	one year	three years	five years	Thereafter
Standby letters of credit	$13,425	$8,039	$5,136	$250	$—

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

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements requires CIENA to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Those policies are described in our annual report on Form 10-K. On an on-going basis, we re-evaluate our estimates, including those related to bad debts, inventories, investments, intangible assets, goodwill, income taxes, warranty obligations, restructuring, and contingencies and litigation. CIENA bases its estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Among other things, these estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the first six months of fiscal 2004, re-evaluation of certain estimates led to the effects described below.

Reserve for Inventory Obsolescence

     CIENA writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the first six months of fiscal 2003, we recorded a benefit for inventory reserves of $4.1 million primarily related to the realization of sales from previously reserved excess inventory. During the first six months of fiscal 2004, we recorded a charge of $1.1 million primarily related to excess inventory due to a change in forecasted sales for certain products. If actual market conditions differ from those we have projected, we may be required to take additional inventory write-downs or benefits.

Restructuring

     As part of its restructuring costs, CIENA provides for the estimated cost of the net lease expense for facilities that are no longer being used. The provision is equal to the minimum future lease payments offset by estimated sublease payments. Due to the continued excess supply of commercial properties in certain markets where our unused facilities are located we have reduced our estimate of the total future sublease payments we will receive. As a result, we recorded an additional restructuring cost of $3.2 million in the first six months of fiscal 2004. As of the end of the second quarter of fiscal 2004, CIENA’s accrued restructuring liability related to net lease expense and other related charges was $56.8 million. The total minimum lease payments for these restructured facilities are $91.0 million. These lease payments will be made over the lives of our leases, which range from seven months to fifteen years. If actual market conditions are less favorable than those we have projected, we may be required to recognize additional restructuring costs associated with these facilities.

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

We may not be able to achieve the benefits we anticipate from our recently completed mergers with Catena and Internet Photonics

     On May 3, 2004, we completed mergers with Catena and Internet Photonics. The process of integrating Catena and Internet Photonics into CIENA will be complex and exposes us to a variety of risks, including the possible loss of key personnel and failure to integrate their product lines. It is possible, therefore, that we will not achieve all of the benefits we anticipate from these mergers.

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

We face intense competition that could hurt our sales and profitability

     The market for networking solutions is extremely competitive. Competition in this market is based on varying combinations of price, functionality, manufacturing capability, installation, services, scalability and the ability of the system solutions to meet customers’ immediate and future network requirements. A small number of very large companies, including Alcatel, Cisco, Fujitsu, Hitachi, Huawei, Lucent, Marconi, NEC, Nortel, Siemens, and Tellabs have historically dominated the telecommunications equipment industry. They all have greater financial, marketing, manufacturing and intellectual property resources than CIENA. They also often have existing relationships with our customers and potential customers. We also compete with a number of smaller companies that provide significant competition.

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

We may not be successful in selling our products into new markets and developing and managing new sales channels.

     We believe that, in order to succeed, we must enter new markets and build a larger and more diverse customer base. Therefore, we are beginning to sell some of our products to large enterprises, cable operators, independent operating companies and federal, state and local governments. To succeed in these markets, we believe we must develop and manage new sales channels through resellers, distributors and systems integrators. Since we have only limited experience in developing and managing such channels, it is uncertain to what extent we will be successful.

     Sales to federal, state and local governments often require compliance with complex procurement rules and regulations with which we have little experience. We may be unable to increase our sales to government contractors if we determine that we cannot comply with applicable rules and regulations. In addition, failure to comply with rules and regulations for existing contracts could result in civil, criminal or administrative proceedings involving fines and suspension or debarment from federal government contracts.

     Failure to succeed in these new markets or developing and managing new sales channels will adversely affect our ability to achieve our planned levels of revenue, which would adversely affect our profitability.

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

The steps that we are taking to restructure and reduce the size of our operations could disrupt our business.

     Since November 2001, we have taken several steps, including reductions in force and dispositions of assets to reduce the size of our operations to better match the reduced sales of our products and services. During the next six to twelve months we expect to take steps to reduce our operating expenses even further.

     This could cause additional disruption in our business, could result in lost revenue and will require us to incur expenses. For example we have restructured our sales force and other customer facing operations. If we do not manage this program effectively, our relationships with our customers could be harmed. In addition, on April 20, 2004, we announced our intention to close our San Jose, California facility by September 30, 2004. As a result, we will be required to transfer ongoing development work for certain CIENA product lines to other CIENA facilities. If we cannot manage this transition effectively, our development efforts could be disrupted, which could harm our business.

We must continue to make substantial investments in new technology that may not produce anticipated results.

     In order to be successful, we must balance our initiatives to reduce our operating costs against the need to keep pace with technological advances. The market for communications networking solutions is characterized by rapid technological change, frequent introductions of new products, and recurring changes in customer requirements. To succeed in this market, we must continue to develop new products and new features for existing products. Doing so is difficult and costly, and there is no assurance that we will be successful. In addition, we must be able to identify and gain access to promising new technologies.

     We are investing substantial resources in developing and delivering products that reside toward the edge of large communications networks. As a result, we have undertaken a number of efforts to expand our addressable market and the range of solutions we are able to offer both current and potential customers. We are implementing this strategy through a combination of internal development, acquisitions of smaller companies, and strategic alliances with other vendors. We are continuing to make the necessary investments to maintain our technology leadership in our core networking products. If we do not execute this strategy effectively, we could lose our existing market share for core networking products to our competitors, and fail to succeed in the new markets that we are entering, which would likely have an adverse effect on our financial condition.

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

     Other factors can also contribute to fluctuations in our revenue and operating results, including:

•	variations and the mix between higher and lower margin products and services;

•	fluctuations in demand for our products;

•	changes in our pricing policies or the pricing policies of our competitors;

•	the timing and size of orders from customers;

•	changes in customers’ requirements, including changes or cancellations to orders from customers;

•	the introduction of new products by us or our competitors;

•	changes in the price or availability of components for our products;

•	readiness of customer sites for installation;

•	satisfaction of contractual customer acceptance criteria and related revenue recognition issues;

•	manufacturing and shipment delays and deferrals;

•	increased service, installation, warranty or repair costs;

•	financial effects of future restructurings;

•	the timing and amount of employer payroll tax to be paid on employee gains on stock options exercised; and

•	changes in general economic conditions as well as those specific to the telecommunications industry.

We may not be successful in enhancing and upgrading our products

     Since our products are based on complex technology, we can experience unanticipated delays in developing, improving, manufacturing or deploying them. Modifying our products to enable customers to integrate them into a new type of network architecture entails similar development risks.

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

We rely on service delivery partners

     We rely on a number of service delivery partners, both domestic and international, to complement CIENA’s global service and support resources. The certification of these partners incurs costs and is time-consuming, and these partners service products for other companies, including our competitors. We may not be able to effectively manage our relationships with our partners and we cannot be certain that they will be able to deliver our services in the manner or time required. If our service partners are unsuccessful in delivering services:

•	we may compromise the relevant services revenue; and

•	we may suffer delays in recognizing product revenues in cases where revenue recognition is dependent upon product installation, testing and acceptance.

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

If we are unable to retain and attract qualified personnel, we may be unable to effectively manage our business

     If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to effectively develop our existing products, make timely product introductions and increase sales. Since we generally do not have employment contracts with our employees, we must rely upon providing competitive compensation packages and a dynamic work environment to retain and motivate employees. In response to the decline in our revenue and weakness in the telecommunications equipment market, we have not increased salaries for most of our employees since the end of fiscal 2001. In addition, we have paid our employees significantly reduced or no bonuses under our bonus program since the end of fiscal 2001. Since our compensation packages include equity-based incentives, pressure on our stock price could affect our ability to continue to offer competitive compensation packages to our employees. In addition to these compensation issues, we must continue to motivate employees to execute our strategies and achieve our goals, which may be difficult due to morale challenges posed by the workforce reductions and uncertainty in our industry.

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

     Interest Rate Sensitivity. CIENA maintains a short-term and long-term investment portfolio. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at April 30, 2004, the fair value of the portfolio would decline by approximately $89.1 million.

     Foreign Currency Exchange Risk. As a global concern, CIENA faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on CIENA’s financial results. Historically CIENA’s primary exposures have been related to non-dollar denominated operating expenses in Europe and Asia where CIENA sells primarily in U.S. dollars. CIENA is prepared to hedge against fluctuations in foreign currency if this exposure becomes material. As of April 30, 2004, the assets and liabilities of CIENA related to non-dollar denominated currencies were not material. Therefore, we do not expect an increase or decrease of 10% in the foreign exchange rate would have a material impact on CIENA’s financial position.

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

     On July 19, 2000, CIENA and CIENA Properties, Inc., a wholly owned subsidiary of CIENA, filed a complaint in the United States District Court for the District of Delaware requesting damages and injunctive relief against Corvis Corporation (“Corvis”). The suit charged Corvis with infringing four patents relating to CIENA’s optical networking communication systems and technology. A jury trial to determine whether Corvis is infringing these patents commenced on February 10, 2003. On February 24, 2003, the jury decided that Corvis was infringing one of the patents and not infringing two others. The jury was deadlocked with respect to infringement on the fourth patent. This trial was immediately followed by a trial on Corvis’ affirmative defenses based on the validity of two of the patents. On February 28, 2003, the jury in this trial determined that the patents were valid. In April 2003, following a third trial, another jury decided that Corvis had infringed the fourth patent on which the previous jury had deadlocked. Based on these favorable verdicts collectively holding that Corvis is infringing two valid CIENA patents, CIENA has moved for an injunction to prohibit the sale, manufacture or use by Corvis of the infringing products. The court has not yet ruled on this motion.

     As a result of the merger with ONI, we became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of ONI’s common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Ms. Davis have been dismissed from the action without prejudice pursuant to a tolling agreement. In July 2002, ONI and other issuers in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim, which was denied as to ONI on February 19, 2003. CIENA has participated, together with the other issuer defendants in these cases, in mediated settlement negotiations that have led to a preliminary agreement among the plaintiffs, the issuer defendants and their insurers. The settlement, which is subject to court approval, would result in the dismissal of the plaintiffs’ cases against the issuers. CIENA has agreed in principle to the terms of this settlement. Draft settlement documents were circulated for final review in March 2004.

     As a result of the merger with ONI, we also became a defendant in two substantially identical purported class actions on behalf of ONI security holders originally brought against ONI and members of its board of directors. The complaints allege that the director defendants breached their fiduciary duties to ONI in approving the merger with CIENA and seek declaratory, injunctive and other relief permitted by equity. The plaintiffs failed to obtain an injunction against completion of the merger. The first of these cases was filed on February 20, 2002, in the Superior Court of the State of California, County of San Mateo, and is encaptioned K.W. Sams, On Behalf of Himself and All Others Similarly Situated v. ONI Systems Corporation, et al. The second case was brought on March 19, 2002, in the Superior Court of the State of California, County of Santa Clara, and is encaptioned Steven Myeary, On Behalf of Himself and All Others Similarly Situated v. ONI Systems Corporation. On April 14, 2003, the plaintiffs in these cases filed a consolidated amended complaint and named four additional defendants: CIENA Corporation, James F. Jordan, Kleiner Perkins Caufield & Byers and Mohr Davidow Ventures. CIENA and the other defendants subsequently filed a demurrer and served a motion for sanctions on plaintiffs based on factual inaccuracies in the consolidated amended complaint. In response, the plaintiffs filed a corrected consolidated amended complaint, the demurrer to which was sustained by the court in April 2004 with leave to amend. We believe that these lawsuits are without merit and will continue to defend them vigorously.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of matters to a Vote of Security Holders

     The annual meeting of our stockholders was held on March 10, 2004. At the annual meeting, our stockholders voted on the following matters:

	Votes	Votes
	For	Withheld
Election of three Class I Directors
Patrick H. Nettles, Ph.D.	413,930,763	7,673,935
John R. Dillon	403,777,764	17,826,934
Lawton W. Fitt	406,552,937	15,051,761

In addition, the following directors continue to hold office after that meeting: Stephen P. Bradley, Ph.D., Harvey B. Cash, Don H. Davis, Jr., Judith M. O’Brien, Gerald H. Taylor and Gary B. Smith.

Item 5. Other Information

     Nicholas S. Jeffrey has resigned from his position as Senior Vice President, World Wide Sales effective June 11, 2004 and is being replaced by James F. Collier.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit	Description
	10.38	Catena Networks, Inc. 1998 Equity Incentive Plan

	10.39	Internet Photonics, Inc. Amended and Restated 2000 Corporate Stock Option Plan (including Addendums thereto)

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

•	Form 8-K (Item 5 and Item 7 reported) filed April 20, 2004

•	Form 8-K (Item 5 and Item 7 reported) filed May 3, 2004

•	Form 8-K (Item 2 and Item 7 reported) filed May 12, 2004

•	Form 8-K (Item 12 reported) filed May 20, 2004*

* Information furnished in this Form 8-K is not deemed to be filed herewith or incorporated by reference into any filing.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIENA CORPORATION

Date: May 20, 2004	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer
and Director
(Duly Authorized Officer)

Date: May 20, 2004	By:	/s/ Joseph R. Chinnici
Joseph R. Chinnici
Senior Vice President, Finance and
Chief Financial Officer
(Principal Financial Officer)