Form 10-Q
period 2004-07-31
CIENA CORP
filed 2004-08-19
CIK 936395

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES (X)  NO (  )

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 17, 2004
Common stock. $.01 par value	569,169,063

CIENA CORPORATION

INDEX

FORM 10-Q

Item 1. Financial Statements

CIENA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2003	2004	2003	2004
Revenues:
Products	$59,294	$64,340	$183,914	$181,436
Services	9,184	11,249	28,578	35,266

Total revenue	68,478	75,589	212,492	216,702
Costs:
Products	39,194	48,069	119,177	138,918
Services	12,749	8,723	42,300	30,212

Total cost of goods sold	51,943	56,792	161,477	169,130

Gross profit	16,535	18,797	51,015	47,572

Operating expenses:
Research and development (exclusive of stock compensation costs below)	47,963	57,762	153,890	151,418
Selling and marketing (exclusive of stock compensation costs below)	24,536	29,468	76,804	80,011
General and administrative (exclusive of stock compensation costs below)	7,969	6,969	30,741	20,052
Stock compensation costs:
Research and development	2,932	1,860	10,136	5,473
Selling and marketing	687	1,214	2,122	2,147
General and administrative	312	879	1,032	1,079
Amortization of intangible assets	4,479	12,667	11,454	19,458
In-process research and development	1,500	30,200	1,500	30,200
Restructuring costs	15,527	13,547	18,251	22,125
Long-lived asset impairments	—	7,217	—	7,217
Recovery of sale, export, use tax liabilities and payments	—	(3,457)	—	(5,388)
Recovery of doubtful accounts, net	—	—	—	(2,794)

Total operating expenses	105,905	158,326	305,930	330,998

Loss from operations	(89,370)	(139,529)	(254,915)	(283,426)
Interest and other income, net	8,865	4,936	33,297	18,228
Interest expense	(8,070)	(6,469)	(28,334)	(20,326)
Gain (loss) on equity investments, net	—	(200)	(10)	393
Loss on extinguishment of debt	—	—	(20,606)	(8,216)

Loss before income taxes	(88,575)	(141,262)	(270,568)	(293,347)
Provision for income taxes	299	205	909	1,044

Net loss	$(88,874)	$(141,467)	$(271,477)	$(294,391)

Basic and diluted net loss per common share and dilutive potential common share	$(0.20)	$(0.25)	$(0.62)	$(0.58)

Weighted average basic common and dilutive potential common shares outstanding	451,009	566,234	438,133	504,812

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31,	July 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$309,665	$255,730
Short-term investments	796,809	358,369
Accounts receivable, net	43,600	49,821
Inventories, net	44,995	49,836
Prepaid expenses and other	34,334	29,663

Total current assets	1,229,403	743,419
Long-term investments	519,744	732,967
Equipment, furniture and fixtures, net	114,930	77,499
Goodwill	336,039	780,875
Other intangible assets, net	108,408	210,762
Other long-term assets	69,641	67,924

Total assets	$2,378,165	$2,613,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,402	$35,570
Accrued liabilities	98,926	81,505
Restructuring liabilities	14,378	13,718
Unfavorable lease commitments	9,380	9,857
Income taxes payable	4,640	5,609
Deferred revenue	14,473	17,525

Total current liabilities	186,199	163,784
Long-term deferred revenue	14,547	16,730
Long-term restructuring liabilities	52,164	43,831
Long-term unfavorable lease commitments	61,312	53,903
Other long-term obligations	2,698	2,826
Convertible notes payable	730,428	690,000

Total liabilities	1,047,348	971,074

Commitments and contingencies
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 980,000,000 shares authorized; 473,214,856 and 568,890,725 shares issued and outstanding	4,732	5,689
Additional paid-in capital	4,861,182	5,479,672
Deferred stock compensation	(9,664)	(17,204)
Notes receivable from stockholders	(448)	(401)
Accumulated other comprehensive income (loss)	2,447	(3,561)
Accumulated deficit	(3,527,432)	(3,821,823)

Total stockholders’ equity	1,330,817	1,642,372

Total liabilities and stockholders’ equity	$2,378,165	$2,613,446

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended July 31,
	2003	2004
Cash flows from operating activities:
Net loss	$(271,477)	$(294,391)
Adjustments to reconcile net loss to net cash provided by operating activities:
Early extinguishment of debt	20,606	8,216
Amortization of premium (discount) on marketable securities	(6,484)	21,893
Non-cash impairment from equity transactions	10	(393)
Non-cash portion of restructuring charges and related asset write-downs	30,127	7,620
Accretion of notes payable	5,518	599
In-process research and development	1,500	30,200
Depreciation and amortization of leasehold improvements	61,128	52,325
Amortization of intangibles, stock compensation and debt issuance costs	29,329	33,330
Provision (benefit) for inventory excess and obsolescence	(4,158)	3,026
Provision for warranty and other contractual obligations	4,417	7,179
Provision for doubtful accounts	—	284
Changes in assets and liabilities:
Accounts receivable	(13,152)	(6,505)
Prepaid expenses and other	874	13,533
Inventories	25,210	(114)
Accounts payable and accrued liabilities	(62,291)	(77,793)
Income taxes payable	5,203	969
Deferred revenue and other obligations	(1,076)	3,268

Net cash used in operating activities	(174,716)	(196,754)

Cash flows from investing activities:
Additions to equipment, furniture, fixtures and intellectual property	(24,831)	(18,828)
Maturities of available for sale securities	1,056,770	686,250
Purchases of available for sale securities	(519,708)	(488,832)
Acquisition of businesses, net of cash acquired	4,159	4,864
Minority equity investments	—	(5,500)

Net cash provided by investing activities	516,390	177,954

Cash flows from financing activities:
Net proceeds from (repayment of) other obligations	(832)	72
Repayment of convertible subordinated notes payable	(140,261)	(49,243)
Proceeds from issuance of common stock	5,858	13,989
Repayment of notes receivable from stockholders	1,630	47

Net cash used in financing activities	(133,605)	(35,135)

Net increase (decrease) in cash and cash equivalents	208,069	(53,935)
Cash and cash equivalents at beginning of period	377,189	309,665

Cash and cash equivalents at end of period	$585,258	$255,730

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Segment Reporting

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 establishes annual and interim reporting standards for operating segments of a company. Effective as of the second quarter of fiscal 2004, CIENA reorganized its operations into multiple operating segments for the purpose of making operating decisions and assessing performance. Those operating segments are as follows: Core Networking Group (CNG); Metro and Enterprise Solutions Group (MESG); Data Networking Group (DNG); and the Services Group. During the third quarter of fiscal 2004 the Broadband Access Group (BBG) was organized from the operations of the Company’s May 3, 2004 acquisition of Catena Networks, Inc. and was added as an additional operating segment.

Goodwill

     Effective November 1, 2001, CIENA adopted Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” and ceased to amortize goodwill. As of July 31, 2004, CIENA’s assets include $780.9 million related to goodwill. Prior to the reorganization of the Company into operating segments, the fair value of CIENA’s goodwill was tested for impairment on an annual basis, and between annual tests if an event occurred or circumstances changed that would, more likely than not, have reduced the fair value of CIENA on an enterprise level, rather than a segment level, below its carrying value. Due to the Company’s reorganization into operating segments, SFAS 142 requires that we assign goodwill to the Company’s reporting units. CIENA, has determined its operating segments and reporting units are the same. In accordance with SFAS 142 CIENA will test each reporting unit’s goodwill for impairment on an annual basis, and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The following table summarizes the assignment and changes in the carrying amount of the Company’s goodwill to its reporting units as of July 31, 2004 (in thousands):

	CNG	MESG	DNG	BBG	TOTAL
Assignment as of January 31, 2004	$151,121	$97,924	$86,873	$—	$335,918
Goodwill acquired	—	120,574	—	326,241	446,815
Purchase adjustments	—	—	(1,858)	—	(1,858)
Impairment losses	—	—	—	—	—

Balance as July 31, 2004	$151,121	$218,498	$85,015	$326,241	$780,875

Impairment or Disposal of Long-Lived Assets

     The Company accounts for the impairment or disposal of long-lived assets such as equipment, furniture, fixtures, and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards Board No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long Lived Assets.” During the third quarter of fiscal 2004 the Company recorded impairment losses of $7.2 million primarily related to excess research and development test equipment classified as held for sale.

Pro Forma Stock-Based Compensation

     The Company has elected to continue to account for its stock-based compensation in accordance with the provisions of APB 25 as interpreted by FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25.”

     Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined based on the Black-Scholes valuation method and the fair value at the grant date for awards in the third quarter and first nine months of fiscal 2003 and 2004 been determined consistent with the provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation” as amended by Statement of Financial Accounting Standard No. 148 (“SFAS 148”), “Accounting for Stock Based Compensation-Transition and Disclosure,” the Company’s net loss and net loss per share for the third quarter and first nine months of fiscal 2003 and 2004 would have changed by the pro forma amounts indicated below (in thousands, except per share data):

	Quarter ended July 31,		Nine Months Ended July 31,
	2003	2004	2003	2004
Net loss applicable to common stockholders – as reported	$(88,874)	$(141,467)	$(271,477)	$(294,391)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(19,647)	7,220	29,105	29,006
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,931	3,953	13,290	8,699

Net loss applicable to common stockholders – pro forma	$(65,296)	$(144,734)	$(287,292)	$(314,698)

Basic and diluted net loss per share – as reported	$(0.20)	$(0.25)	$(0.62)	$(0.58)

Basic and diluted net loss per share – pro forma	$(0.14)	$(0.26)	$(0.66)	$(0.62)

     The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

(3) BUSINESS COMBINATIONS

     On May 3, 2004, the Company acquired Catena Networks and Internet Photonics. As a result of these acquisitions, the Company recorded charges for in-process research and development and recorded intangible assets related to existing technology, customer relationships, customer contracts and customer order backlog.

     In-process research and development represents in-process technology that, as of the date of the acquisition, has not reached technological feasibility and has no alternative future use. The value of such technology is determined by estimating the net cash flows from the sale of the products resulting from the completion of the development projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project. The resulting cash flows are then discounted back to their present values at appropriate discount rates.

     Existing technology represents purchased technology for which development had been completed as of the date of acquisition. This amount is determined using the income approach. This method consisted of estimating future net cash flows attributable to existing technology for a discrete projection period and discounting the net cash flows to their present value. The existing technology will be amortized over its useful life.

     The purchase price for the Company’s acquisitions is based on the average closing price of CIENA’s common stock for the two trading days prior to, the date of, and the two trading days after the announcement of the acquisitions. The announcement date for both the Catena and Internet Photonics acquisitions was February 19, 2004.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisitions (in thousands):

		Internet
	Catena	Photonics
Cash, cash equivalents, long and short-term investments	$12,936	$767
Inventory	6,254	1,499
Equipment, furniture and fixtures	2,813	1,287
Other tangible assets	9,236	1,666
Existing technology	73,000	10,000
Non-compete agreements	—	2,200
Contracts, customer relationships and purchase orders	18,000	21,100
Goodwill	326,241	120,574
Deferred stock compensation	16,130	1,094
Other assumed liabilities	(23,150)	(6,857)
Unfavorable lease commitments	(351)	—
Promissory notes and loans	—	(9,357)
In-process research and development	25,000	5,200

Total purchase price	$466,109	$149,173

Catena Networks

     Catena was a privately held corporation headquartered in Ottawa, Ontario. Pursuant to the terms of the acquisition agreement, Catena merged into CIENA, and the outstanding shares of Catena common and preferred stock were exchanged for approximately 67,773,442 shares of CIENA common stock. The aggregate purchase price was $466.1 million, which included CIENA common stock valued at $407.2 million, CIENA options, warrants and restricted stock valued at $53.7 million, and transaction costs of $5.2 million.

     The $73.0 million assigned to existing technology will be amortized over 6.5 years. The $18.0 million assigned to the contracts, customer relationships and purchase orders will be amortized over periods ranging from 3 months to 4.5 years.

     The goodwill allocated to the purchase price was $326.2 million and is not deductible for tax purposes. The operations of Catena were incorporated into the Company’s BBG operating segment, and accordingly the goodwill from this transaction has been assigned to this operating segment.

     The following unaudited pro forma data summarizes the results of operations for the period indicated as if the Catena acquisition had been completed as of the beginning of the periods presented. The unaudited pro forma data gives effect to the combined actual operating results prior to the May 3, 2004 acquisition, adjusted to include the pro forma effect of amortization of intangibles and deferred stock compensation costs. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future (in thousands, except per share data.)

	Quarter Ended		Nine Months Ended
	July 31, 2003	July 31, 2004	July 31, 2003	July 31, 2004
Revenue	$81,485	$75,589	$233,372	$266,938

Net loss	$(97,609)	$(141,467)	$(306,458)	$(306,734)

Diluted net loss per common share and dilutive potential common share	$(0.19)	$(0.25)	$(0.61)	$(0.56)

Internet Photonics

     Internet Photonics was a privately held corporation headquartered in Shrewsbury, New Jersey. Pursuant to the terms of the acquisition agreement, Internet Photonics merged into CIENA, and the outstanding shares of Internet Photonics common and preferred stock were exchanged for approximately 22,623,313 shares of CIENA common stock. The aggregate purchase price was $149.2 million, which included CIENA common stock valued at $139.4 million, CIENA options, warrants and restricted stock valued at $6.1 million, and transaction costs of $3.7 million.

     The $10.0 million assigned to existing technology will be amortized over 6.5 years. The $2.2 million assigned to non-compete agreements will be amortized over 12 months. The $21.1 million assigned to the contracts, customer relationships and purchase orders will be amortized over periods ranging from 3 months to 6.5 years. The $9.4 million assigned to the value of the loan was based upon the present value of the loan at the time of the acquisition. The loan was payable to CIENA and was eliminated during the allocation of the purchase price.

     The goodwill allocated to the purchase price was $120.6 million and is not deductible for tax purposes. The operations of Internet Photonics were incorporated into the Company’s MESG operating segment, and accordingly the goodwill from this transaction has been assigned to this operating segment. The operations of Internet Photonics are not material to the consolidated financial statements of the Company, and accordingly, separate pro forma financial information has not been presented.

(4) RESTRUCTURING COSTS

     The Company has previously taken actions to align its workforce, facilities and operating costs with business operations. Prior to the adoption of Statement of Financial Accounting Standard No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” for transactions initiated after December 31, 2002, CIENA followed the guidance of Emerging Issues Task Force Issue No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” for restructuring charges. However, given the manner in which CIENA undertook such restructuring activities, there have been no significant differences in financial reporting. The Company historically has committed to a plan and incurred the liability concurrently – meeting the criteria of both EITF 94-3 and SFAS 146 consistently. The following table displays the activity and balances of the restructuring reserve account for the period ended July 31, 2004 (in thousands):

					Liabilities recorded
					in connection with
	Workforce		Consolidation of		purchase
	reduction		excess facilities		combination	Total
Balance at October 31, 2002	$5,199		$87,845		$121	$93,165
Additional reserve recorded	12,240	(a)	19,748	(a)	430 (b)	32,418
Adjustments to previous estimates	(523	)(a)	(310	)(a)	—	(833)
Non-cash charges	(1,913)		(28,485	)(d)	—	(30,398)
Cash payments	(12,154)		(15,105)		(551)	(27,810)

Balance at October 31, 2003	$2,849		$63,693		$—	$66,542
Additional reserve recorded	16,411	(c)	2,059	(c)	—	18,470
Adjustments to previous estimates	154	(c)	3,501	(c)	—	3,655
Cash payments	(16,471)		(14,647)		—	(31,118)

Balance at July 31, 2004	$2,943		$54,606		$—	$57,549

Current restructuring liabilities	$2,943		$10,775		$—	$13,718

Non-current restructuring liabilities	$—		$43,831		$—	$43,831

(a)	During the second quarter of fiscal 2003, CIENA reduced its workforce by approximately 75 employees. CIENA recorded a restructuring charge of $2.7 million associated with the workforce reduction.

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

(b)	During the third quarter of fiscal 2003, CIENA and WaveSmith Networks, Inc., which CIENA acquired in that quarter, reduced their combined workforce by 8 employees. Approximately $0.4 million of cost associated with the WaveSmith workforce reduction qualify for treatment under EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Combination” and were recorded as an element of the acquisition.

(c)	During the first quarter of fiscal 2004, CIENA incurred charges of $1.3 million related to the exit of a warehouse, $1.4 million related to work force reductions of approximately 52 employees and $0.7 million related to an adjustment to previous estimates.

During the second quarter of fiscal 2004, CIENA recorded a restructuring charge of $2.5 million related to a workforce reduction of approximately 68 employees and $2.6 million related to an adjustment to previous estimates.

During the third quarter of fiscal 2004, CIENA recorded a restructuring charge of $12.5 million related to a workforce reduction of approximately 321 employees, $0.7 million related to exit activities of the Company’s San Jose facility and an adjustment of $0.3 million related to an estimate of previously restructured facilities.

(d)	Non-cash charges during fiscal 2003 include the disposal of previously reserved property and equipment.

     The Company expects to incur additional restructuring costs, accelerated amortization of leasehold costs and asset impairment costs of between $40.0 million and $50.0 million associated with the anticipated September 30, 2004, closing of its San Jose, California facility.

(5) MARKETABLE DEBT AND EQUITY SECURITIES

     Cash, short-term and long-term investments are comprised of the following (in thousands):

	July 31, 2004
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Corporate bonds	$383,390	$5	$1,310	$382,085
Asset backed obligations	222,197	64	163	222,098
Commercial paper	8,000	—	8	7,992
US government obligations	480,863	5	1,707	479,161
Money market funds	255,730	—	—	255,730

	$1,350,180	$74	$3,188	$1,347,066

Included in cash and cash equivalents	255,730	—	—	255,730
Included in short-term investments	358,987	74	692	358,369
Included in long-term investments	735,463	—	2,496	732,967

	$1,350,180	$74	$3,188	$1,347,066

	October 31, 2003
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Corporate bonds	$617,837	$787	$163	$618,461
Asset-backed obligations	161,474	322	—	161,796
Municipal bonds	5,024	7	—	5,031
Commercial paper	10,487	2	28	10,461
US government obligations	518,609	2,095	229	520,475
Money market funds	309,994	—	—	309,994

	$1,623,425	$3,213	$420	$1,626,218

Included in cash and cash equivalents	309,665	—	—	309,665
Included in short-term investments	793,807	3,012	10	796,809
Included in long-term investments	519,953	201	410	519,744

	$1,623,425	$3,213	$420	$1,626,218

The following table summarizes maturities of debt investments (including restricted investments) at July 31, 2004 (in thousands):

		Estimated Fair
	Amortized Cost	Value
Less than one year	$358,987	$358,369
Due in 1-2 years	735,463	732,967
Due in 2-5 years	—	—

	$1,094,450	$1,091,336

(6) ACCOUNTS RECEIVABLE

     As of July 31, 2004, the trade accounts receivable, net of allowance for doubtful accounts, included one customer who accounted for 28.7% of the trade accounts receivable. As of October 31, 2003, the trade accounts receivable, net of allowance for doubtful accounts, included three customers who accounted for 23.6%, 12.5% and 10.1% of the net trade accounts receivable, respectively.

     CIENA performs ongoing credit evaluations of its customers and generally has not required collateral or other forms of security from its customers. CIENA maintains an allowance for potential losses on a specific identification basis. During the nine months ended July 31, 2004, the Company recovered $3.1 million from a customer, from which payment was previously deemed doubtful due to the customer’s financial condition. The Company also recorded an allowance for doubtful accounts during the first nine months of fiscal 2004 of $0.3 million. CIENA’s allowance for doubtful accounts as of October 31, 2003 and July 31, 2004 was $1.5 and $1.7 million, respectively.

(7) INVENTORIES

     Inventories are comprised of the following (in thousands):

	October 31,	July 31,
	2003	2004
Raw materials	$16,121	$18,182
Work-in-process	5,904	3,496
Finished goods	46,063	49,452

Gross inventories	68,088	71,130
Reserve for excess and obsolescence	(23,093)	(21,294)

Net inventories	$44,995	$49,836

     The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the nine months ended July 31, 2004, CIENA recorded a provision for inventory reserves of $3.0 million, primarily related to excess inventory due to a change in forecasted sales for certain products. The following is a summary of the change in the reserve for excess inventory and obsolete inventory during the nine months ended July 31, 2004 (in thousands):

Inventory Reserve
Reserve balance as of Oct. 31, 2003	$23,093
Provision for excess inventory, net	3,026
Actual inventory scrapped	(4,825)

Reserve balance as of July 31, 2004	$21,294

     During the nine months ended July 31, 2003, the Company recorded a benefit for excess inventory of $4.2 million, primarily related to the realization of sales from previously reserved excess inventory. The following is a summary of the change in the reserve for excess and obsolete inventory during the nine months ended July 31, 2003 (in thousands):

Inventory Reserve
Reserve balance as of Oct. 31, 2002	$48,145
Benefit for excess inventory	(4,158)
Actual inventory scrapped	(16,119)

Reserve balance as of July 31, 2003	$27,868

(8)	EQUIPMENT, FURNITURE AND FIXTURES

     Equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,	July 31,
	2003	2004
Equipment, furniture and fixtures	$332,843	$318,014
Leasehold improvements	70,145	70,750

	402,988	388,764
Accumulated depreciation and amortization	(288,170)	(311,265)
Construction-in-progress	112	—

	$114,930	$77,499

     During the third quarter of fiscal 2004 and the nine months ended July 31, 2004 CIENA recorded $12.5 million and $14.2 million, respectively, in accelerated amortization expense of leasehold improvements related to the planned exit of the Company’s San Jose, California facility. In addition, the Company recorded impairment losses of $7.2 million, primarily related to research and development equipment classified as held for sale in the third quarter of fiscal 2004. The residual carrying value of these assets is insignificant.

(9) OTHER INTANGIBLE ASSETS

     Other intangible assets are comprised of the following (in thousands):

	October 31, 2003			July 31, 2004
	Gross	Accumulated	Net	Gross		Accumulated	Net
	Intangible	Amortization	Intangible	Intangible		Amortization	Intangible
Existing technology	$94,704	$(22,975)	$71,729	$177,704	(a)	$(34,859)	$142,845
Patents and licenses	36,655	(8,984)	27,671	37,070		(11,886)	25,184
Covenants not to compete, outstanding purchase orders and contracts	12,700	(3,692)	9,008	54,000	(a)	(11,267)	42,733

	$144,059		$108,408	$268,774			$210,762

(a)	As a result of the Internet Photonics and Catena acquisitions, the Company recorded $10.0 million and $73.0 million in existing technology, respectively and $23.3 million from Internet Photonics and $18.0 million from Catena in other intangibles related to covenants not to compete, outstanding purchase orders and contracts.

     The aggregate amortization expense of other intangible assets was $5.4 million and $13.6 million for the quarters ended July 31, 2003 and 2004, respectively. The following table represents the expected future amortization of other intangible assets as follows (in thousands):

2004 (remaining three months)	$10,050
2005	37,777
2006	36,470
2007	36,470
2008	35,260
Thereafter	54,735

$210,762

(10) OTHER BALANCE SHEET DETAILS

Other long-term assets (in thousands):

	October 31,	July 31,
	2003	2004
Maintenance spares inventory, net	$26,206	$20,312
Deferred debt issuance costs	12,869	10,598
Investments in privately held companies	21,292	26,092
Other	9,274	10,922

	$69,641	$67,924

Accrued liabilities (in thousands):

	October 31,	July 31,
	2003	2004
Warranty	$36,189	$32,156
Accrued compensation, payroll related tax and benefits	33,206	29,885
Accrued excess inventory purchase commitments	1,405	825
Accrued interest payable	6,583	—
Other	21,543	18,639

	$98,926	$81,505

     The following table summarizes the activity in the Company’s accrued warranty for the nine months ended July 31, 2003 and 2004 (in thousands):

	Balance at
Nine Months	beginning of				Balance at
ended July 31,	period	Provisions	Acquisitions	Settlements	end of period
2003	$42,040	4,417	—	(10,925)	$35,532
2004	$36,189	7,179	1,000	(12,212)	$32,156

Deferred revenue (in thousands):

	October 31,	July 31,
	2003	2004
Products	$4,772	$7,307
Services	24,248	26,948

Total deferred revenue	29,020	34,255
Less current portion	(14,473)	(17,525)

Long-term deferred revenue	$14,547	$16,730

(11) CONVERTIBLE NOTES PAYABLE

     On December 19, 2003, CIENA purchased the remaining $48.2 million of the outstanding of the ONI Systems Corp. convertible subordinated notes. The Company paid $49.2 million for notes with a cumulative accreted book value of $41.0 million, which resulted in a loss on early extinguishment of debt of $8.2 million.

(12) EARNINGS (LOSS) PER SHARE CALCULATION

     Basic EPS is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding, stock options and warrants using the treasury stock method. Approximately 35.8 million and 57.5 million options and unvested restricted stock were outstanding during the third quarters of fiscal 2003 and 2004 respectively, but were not included in the computation of diluted EPS as the effect would be anti-dilutive.

     Approximately 37.0 million and 42.3 million options and unvested restricted stock were outstanding during the first nine months of fiscal 2003 and 2004 respectively, but were not included in the computation of diluted EPS as the effect would be anti-dilutive.

(13) COMPREHENSIVE LOSS

     The components of comprehensive loss are as follows (in thousands):

	Quarter ended July 31,		Nine months ended July 31,
	2003	2004	2003	2004
Net loss	$(88,874)	$(141,467)	$(271,477)	$(294,391)
Change in unrealized loss on available-for-sale securities, net of tax	(4,353)	(2,702)	(5,684)	(5,906)
Change in accumulated translation adjustments	44	(26)	246	(102)

Total comprehensive loss	$(93,183)	$(144,195)	$(276,915)	$(300,399)

(14) SEGMENT REPORTING

     Effective as of the second quarter of fiscal 2004, CIENA reorganized its operations into multiple operating segments for the purpose of making operating decisions and assessing performance. Those operating segments are the following: Core Networking Group (CNG); Metro and Enterprise Solutions Group (MESG); Data Networking Group (DNG); and the Services Group. Each operating group includes products for sale to external customers, the related research and development and product line management. CNG incorporates CIENA’s core transport product, core switching product and related LightWorks On-Center management software. MESG incorporates CIENA’s metropolitan transport, metropolitan switching, storage extension, and the related management software. DNG incorporates CIENA’s multiservice networking product lines, related management software and products manufactured by Laurel Networks, Inc., that are resold by CIENA.

     On May 3, 2004, CIENA completed the acquisitions of Catena Networks and Internet Photonics. Internet Photonics was incorporated into MESG, and Catena formed a new operating segment, the Broadband Access Group (BBG).

     CIENA’s geographic distribution of revenue for the quarter and nine months ended July 31, 2003 and 2004 are as follows (in thousands):

	Quarter Ended July 31,				Nine Months Ended July 31,
	2003	%	2004	%	2003	%	2004	%
Domestic	$41,342	60.4	$61,231	81.0	$136,415	64.2	$156,547	72.2
International	27,136	39.6	14,358	19.0	76,077	35.8	60,155	27.8

Total	$68,478	100.0	$75,589	100.0	$212,492	100.0	$216,702	100.0

     CIENA’s revenue derived from products and services for the quarter and nine months ended July 31, 2003 and 2004 are as follows (in thousands):

	Quarter Ended July 31,				Nine Months Ended July 31,
	2003	%	2004	%	2003	%	2004	%
Products	$59,294	86.6	$64,340	85.1	$183,914	86.6	$181,436	83.7
Services	9,184	13.4	11,249	14.9	28,578	13.4	35,266	16.3

Total	$68,478	100.0	$75,589	100.0	$212,492	100.0	$216,702	100.0

     During the quarter and nine months ended July 31, 2003 and 2004, customers who each accounted for at least 10% of CIENA’s revenue during the respective periods are as follows (in thousands):

	Quarter Ended July 31,						Nine Months Ended July 31,
	2003		%**	2004		%**	2003	%**	2004		%**
Company A	$	*	—	$	*	—	$31,217	14.7	$	*	—
Company B		6,904	10.1		*	—	26,250	12.4		*	—
Company C		8,910	13.0		*	—	*	—		*	—
Company D		*	—		12,458	16.5	*	—		40,284	18.6
Company E		*	—		7,933	10.5	*	—		*	—

Total		$15,814	23.1		$20,391	27.0	$57,467	27.1		$40,284	18.6

*	Denotes revenue recognized less than 10% of total revenue for the period.
**	Denotes % of total revenue

     The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenues for the third quarter of fiscal 2003 to the third quarter of fiscal 2004.

	Third Quarter
					Increase
	2003	%*	2004	%*	(decrease)	%**
Revenues:
CNG	$25,737	37.6	$20,719	27.4	$(5,018)	(19.5)
MESG	28,351	41.4	21,521	28.5	(6,830)	(24.1)
DNG	5,206	7.6	7,138	9.4	1,932	37.1
BBG	—	0.0	14,962	19.8	14,962	N/A
Services	9,184	13.4	11,249	14.9	2,064	22.5

Consolidated revenue	$68,478	100.0	$75,589	100.0	$7,111	10.4

*	Denotes % of total revenue
**	Denotes % change from 2003 to 2004

     The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenues for the first nine months of fiscal 2003 to the first nine months of fiscal 2004.

	First Nine Months Ending July 31,
					Increase
	2003	%*	2004	%*	(decrease)	%**
Revenues:
CNG	$93,750	44.1	$95,349	44.0	$1,599	1.7
MESG	84,958	40.0	57,286	26.4	(27,672)	(32.6)
DNG	5,206	2.5	13,839	6.4	8,633	165.8
BBG	—	0.0	14,962	6.9	14,962	N/A
Services	28,578	13.4	35,266	16.3	6,688	23.4

Consolidated revenue	$212,492	100.0	$216,702	100.0	$4,210	2.0

*	Denotes % of total revenue
**	Denotes % change from 2003 to 2004

     The table below (in thousands, except percentage data) sets forth the changes in our operating segment profit (loss) and the reconciliation to consolidated net loss for the third quarter of fiscal 2003 to the third quarter of fiscal 2004.

	Third Quarter
			(Increase)
	2003	2004	decrease	%**
Segment profit (loss):
CNG	$(17,462)	$(17,795)	$(333)	(1.9)
MESG	(13,377)	(12,128)	1,249	9.3
DNG	1,519	(2,197)	(3,716)	(244.6)
BBG	—	(141)	(141)	N/A
Services	(5,221)	1,709	6,930	132.7

Total segment profit (loss)	$(34,541)	$(30,552)	$3,989	11.5

Other non performance items:
Corporate selling and marketing	(21,423)	(25,377)	(3,954)	(18.5)
Corporate general and administrative	(7,969)	(6,969)	1,000	12.5
Stock compensation costs:
Research and development	(2,932)	(1,860)	1,072	36.6
Selling and marketing	(687)	(1,214)	(527)	(76.7)
General and administrative	(312)	(879)	(567)	(181.7)
Amortization of intangible assets	(4,479)	(12,667)	(8,188)	(182.8)
In-process research and development	(1,500)	(30,200)	(28,700)	(1,913.3)
Restructuring costs	(15,527)	(13,547)	1,980	12.8
Long-lived asset impairments	—	(7,217)	(7,217)	N/A
Recovery of sale, export, use tax liabilities and payments	—	3,457	3,457	N/A
Recovery of doubtful accounts, net	—	—	—	—
Accelerated amortization of leasehold	—	(12,504)	(12,504)	N/A
Interest and other financial charges, net	795	(1,733)	(2,528)	(318.0)
Provision for income taxes	(299)	(205)	94	31.4

Consolidated net loss	$(88,874)	$(141,467)	$(52,593)	(59.2)

**	Denotes % change from 2003 to 2004

     The table below (in thousands, except percentage data) sets forth the changes in our operating segment profit (loss) and the reconciliation to consolidated net loss for the first nine months of fiscal 2003 to the first nine months of fiscal 2004.

	First Nine Months Ending July 31,
			(Increase)
	2003	2004	decrease	%**
Segment profit (loss):
CNG	$(57,982)	$(54,211)	$3,771	6.5
MESG	(37,210)	(39,816)	(2,606)	(7.0)
DNG	1,281	(9,490)	(10,771)	(840.8)
BBG	—	(374)	(374)	N/A
Services	(17,288)	3,589	20,877	120.8

Total segment profit (loss)	$(111,199)	$(100,302)	$10,897	9.8

Other non performance items:
Corporate selling and marketing	(68,480)	(69,402)	(922)	(1.3)
Corporate general and administrative	(30,741)	(20,052)	10,689	34.8
Stock compensation costs:
Research and development	(10,136)	(5,473)	4,663	46.0
Selling and marketing	(2,122)	(2,147)	(25)	(1.2)
General and administrative	(1,032)	(1,079)	(47)	(4.6)
Amortization of intangible assets	(11,454)	(19,458)	(8,004)	(69.9)
In-process research and development	(1,500)	(30,200)	(28,700)	(1,913.3)
Restructuring costs	(18,251)	(22,125)	(3,874)	(21.2)
Long-lived asset impairments	—	(7,217)	(7,217)	N/A
Recovery of sale, export, use tax liabilities and payments	—	5,388	5,388	N/A
Recovery of doubtful accounts, net	—	2,794	2,794	N/A
Accelerated amortization of leasehold	—	(14,153)	(14,153)	N/A
Interest and other financial charges, net	(15,653)	(9,921)	5,732	36.6
Provision for income taxes	(909)	(1,044)	(135)	(14.9)

Consolidated net loss	$(271,477)	$(294,391)	$(22,914)	(8.4)

**	Denotes % change from 2003 to 2004

     Segment profit (loss) is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each operating segment in a given period. In connection with that assessment, the Chief Executive Officer excludes the following other non performance items: corporate selling and marketing; corporate general and administrative costs; stock compensation; amortization of intangibles; in-process research and development; restructuring costs; long-lived asset impairment; recovery of sale, export and use taxes; provisions or recovery of doubtful accounts; accelerated amortization of leaseholds; interest income, interest expense, equity investment gains or losses, gains or losses on extinguishment of debt, and provisions for income taxes.

(15) CONTINGENCIES

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

     On July 19, 2000, CIENA and CIENA Properties, Inc., a wholly owned subsidiary of CIENA, filed a complaint in the United States District Court for the District of Delaware requesting damages and injunctive relief against Corvis Corporation (“Corvis”). The suit charged Corvis with infringing four patents relating to CIENA’s optical networking communication systems and technology. A jury trial to determine whether Corvis is infringing these patents commenced on February 10, 2003. On February 24, 2003, the jury decided that Corvis was infringing one of the patents and not infringing two others. The jury was deadlocked with respect to infringement on the fourth patent. This trial was immediately followed by a trial on Corvis’ affirmative defenses based on the validity of two of the patents. On February 28, 2003, the jury in this trial determined that the patents were valid. In April 2003, following a third trial, another jury decided that Corvis had infringed the fourth patent on which the previous jury had deadlocked. Based on these favorable verdicts collectively holding that Corvis is infringing two valid CIENA patents, CIENA has moved for an injunction to prohibit the manufacture, sale or use by Corvis of the infringing products. The court has not yet ruled on this motion.

     As a result of the merger with ONI Systems Corp., we became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of ONI’s common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Ms. Davis have been dismissed from the action without prejudice pursuant to a tolling agreement. In July 2004, following mediated settlement negotiations, the plaintiffs, the issuer defendants (including CIENA), and their insurers entered into a settlement agreement, whereby the plaintiffs’ cases against the issuers are to be dismissed. This settlement is subject to court approval. The settling parties have moved the court for approval of the settlement, which motion has been opposed by the underwriter defendants.

     As a result of the merger with ONI, we also became a defendant in two substantially identical purported class actions on behalf of ONI security holders originally brought against ONI and members of its board of directors. The complaints allege that the director defendants breached their fiduciary duties to ONI in approving the merger with CIENA and seek declaratory, injunctive and other relief permitted by equity. The plaintiffs failed to obtain an injunction against completion of the merger. The first of these cases was filed on February 20, 2002, in the Superior Court of the State of California, County of San Mateo, and is encaptioned K.W. Sams, On Behalf of Himself and All Others Similarly Situated v. ONI Systems Corporation, et al. The second case was brought on March 19, 2002, in the Superior Court of the State of California, County of Santa Clara, and is encaptioned Steven Myeary, On Behalf of Himself and All Others Similarly Situated v. ONI Systems Corporation. On April 14, 2003, the plaintiffs in these cases filed a consolidated amended complaint and named four additional defendants: CIENA Corporation, James F. Jordan, Kleiner Perkins Caufield & Byers and Mohr Davidow Ventures. CIENA and the other defendants subsequently filed a demurrer and served a motion for sanctions on plaintiffs based on factual inaccuracies in the consolidated amended complaint. In response, the plaintiffs filed a corrected consolidated amended complaint, the demurrer to which was sustained by the court in April 2004 with leave to amend. In August 2004, the plaintiffs agreed to dismiss these lawsuits with prejudice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Under the heading “Risk Factors,” we have described what we believe to be some of the major risks related to these forward-looking statements, as well as the general outlook for our business. Investors should review these risk factors and the rest of this quarterly report in combination with the more detailed description of our business in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on December 11, 2003, for a more complete understanding of the risks associated with an investment in the Company’s Common Stock.

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

     In this environment, we expect that most major carriers will hold their aggregate capital spending flat for the next several years. Nevertheless, we believe that carriers, other communications service providers, enterprises and governments will make significant investments in next-generation equipment, particularly equipment that resides at the edge of communications networks and enables the creation and delivery of new high-bandwidth data services. As a result, we have undertaken a number of efforts to expand our addressable market, including making acquisitions, establishing partnerships with other equipment suppliers and investing internal resources towards developing, marketing and selling products that address this broader market. The success of these efforts will, in most cases, depend on our ability to increase our market share in the new markets we are entering.

     As part of our strategy to increase our addressable market, we completed the acquisitions of Catena Networks and Internet Photonics on May 3, 2004. Catena’s broadband access solutions enable the delivery of traditional “plain old telephone service” (POTS), digital subscriber line service (DSL), video services, and voice-over-IP (VoIP) from a single, integrated platform. Prior to the acquisition, Catena’s customers included RBOCs, major IOCs and CLECs. Internet Photonics has sold its carrier-grade optical Ethernet transport and switching solutions to several large cable providers and carriers who use Internet Photonics’ solutions to deploy Ethernet private-line services. The broadband access markets served by both Catena and Internet Photonics’ products are expected to benefit as service providers shift spending to target the access portions of their networks to enable increased residential access to high-bandwidth services such as DSL, video-on-demand and high definition television (HDTV).

     As a result of the Catena and Internet Photonics acquisitions, we incurred increased costs for product development and sales and marketing activities. In addition, we incurred costs associated with these acquisitions related to amortization of purchased intangible assets, in-process research and development and deferred stock compensation.

     Our strategy also includes reducing our ongoing operating expenses in order to better align them with our market opportunities and changing product mix. On April 20, 2004, we announced our intention to close our San Jose, California facility by September 30, 2004. During the third quarter of fiscal 2004 we incurred restructuring costs of $13.5 million, primarily related to work force reductions, accelerated leasehold improvement amortization costs of $12.5 million and equipment impairment costs of $7.2 million associated with our San Jose closing activities and our other ongoing efforts to reduce our operating costs. During the fourth quarter of fiscal 2004 we expect to incur additional restructuring costs, accelerated amortization of leasehold cost and equipment impairment costs of between $40.0 million and $50.0 million associated with the San Jose, California facility closing and other restructuring activities.

     We reported revenue of $75.6 million for the third quarter of fiscal 2004. This was a slight increase from the second quarter of fiscal 2004 and 10.4% increase from the third quarter of fiscal 2003. We had expected revenue for the third quarter of fiscal 2004 to increase by as much as 30% from the second quarter of fiscal 2004, primarily as a result of the inclusion of revenue from Catena and Internet Photonics products for the first time. The difference between our actual revenue and our previous expectations was due to the ongoing environment of uncertainty resulting in cautious spending and deployment delays by our large service provider customers, including a deceleration of orders for Catena’s products. We expect revenue for the fourth quarter of fiscal 2004 will be approximately flat to that recognized in our third quarter of fiscal 2004.

     As of July 31, 2004, CIENA had 1,743 employees, which was a net gain of 41 employees from the 1,702 employees on April 30, 2004. We expect to reduce our headcount by an additional 70 employees related to the exiting of the San Jose, California facility.

Results of Operations

Three months ended July 31, 2003 compared to three months ended July 31, 2004

Revenue, cost of goods sold and gross profit

     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit from the third quarter of fiscal 2003 to the third quarter of fiscal 2004.

	Third Quarter
					Increase
	2003	%*	2004	%*	(decrease)	%**
Revenue:
Products	$59,294	86.6	$64,340	85.1	$5,046	8.5
Services	9,184	13.4	11,249	14.9	2,065	22.5

Total revenue	68,478	100.0	75,589	100.0	7,111	10.4

Costs:
Products	39,194	57.2	48,069	63.6	8,875	22.6
Services	12,749	18.6	8,723	11.5	(4,026)	(31.6)

Total cost of goods sold	51,943	75.8	56,792	75.1	4,849	9.3

Gross profit	$16,535	24.2	$18,797	24.9	$2,262	13.7

*	Denotes % of total revenue
**	Denotes % change from 2003 to 2004

     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit from the third quarter of fiscal 2003 to the third quarter of fiscal 2004.

	Third Quarter
					Increase
	2003	%*	2004	%*	(decrease)	%**
Product revenue	$59,294	100.0	$64,340	100.0	$5,046	8.5
Product cost of goods sold	39,194	66.1	48,069	74.7	8,875	22.6

Product gross profit	$20,100	33.9	$16,271	25.3	$(3,829)	19.0

*	Denotes % of product revenue
**	Denotes % change from 2003 to 2004

     The table below (in thousands, except percentage data) sets forth the changes in service revenue, service cost of goods sold and service gross profit (loss) from the third quarter of fiscal 2003 to the third quarter of fiscal 2004.

	Third Quarter
					Increase
	2003	%*	2004	%*	(decrease)	%**
Service revenue	$9,184	100.0	$11,249	100.0	$2,065	22.5
Service cost of goods sold	12,749	138.8	8,723	77.6	(4,026)	(31.6)

Service gross profit (loss)	$(3,565)	(38.8)	$2,526	22.4	$6,091	170.9

*	Denotes % of service revenue
**	Denotes % change from 2003 to 2004

     The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenues from the third quarter of fiscal 2003 to the third quarter of fiscal 2004.

	Third Quarter
					Increase
	2003	%*	2004	%*	(decrease)	%**
Domestic	$41,342	60.4	$61,231	81.0	$19,889	48.1
International	27,136	39.6	14,358	19.0	(12,778)	(47.1)

Total	$68,478	100.0	$75,589	100.0	$7,111	10.4

*	Denotes % of total revenue
**	Denotes % change from 2003 to 2004

     Historically, we have relied on a limited number of customers for a substantial portion of our revenue. During the third quarter of fiscal 2003 and third quarter of fiscal 2004, certain customers each accounted for at least 10% of our revenues during the respective periods as follows (in thousands, except percentage data):

	Third Quarter
	2003	%**	2004		%**
Company B	$6,904	10.1	$	*	—
Company C	8,910	13.0		*	—
Company D	*	—		12,458	16.5
Company E	*	—		7,933	10.5

Total	$15,814	23.1		$20,391	27.0

**	Denotes % of total revenue
*	Denotes revenues recognized less than 10% for the period

Revenue

•	Product revenue increased from the third quarter of fiscal 2003 to the third quarter of fiscal 2004 primarily due to sales of our newly acquired broadband access products and increased sales of our data networking products, partially offset by decreased sales from our core and metropolitan networking products.

•	Service revenue increased from the third quarter of fiscal 2003 to the third quarter of fiscal 2004 due to increased sales of maintenance contracts.

•	Domestic revenue increased from the third quarter of fiscal 2003 to the third quarter of fiscal 2004 primarily due to sales of broadband access products, and increased sales of our data networking products, core networking products and maintenance services, partially offset by decreased sales from metropolitan networking products.

•	International revenue decreased from the third quarter of fiscal 2003 to the third quarter of fiscal 2004 primarily due to decreased sales of our metropolitan and core networking products.

Gross profit

     Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees, direct technical support costs, cost of excess and obsolete inventory and overhead related to manufacturing, technical support and engineering, furnishing and installation (“EF&I”) operations.

•	Gross profit as a percentage of revenue increased slightly from the third quarter of fiscal 2003 to the third quarter of fiscal 2004 largely due to an increase in margin on our service revenues offset by the sale of lower margin products.

•	Gross profit on products as a percentage of product revenue decreased from the third quarter of fiscal 2003 to the third quarter of fiscal 2004 largely due to a higher percentage of revenue from core transport systems and a lower percentage of revenue from core switching systems combined with increased excess and obsolete inventory costs. The decrease in gross profit was partially offset by sales of broadband access products.

•	Gross profit on services as a percentage of services revenue increased from the third quarter of fiscal 2003 to the third quarter of fiscal 2004 largely due to increased sales of maintenance services and reduced service overhead costs.

Operating expenses

     The table below (in thousands, except percentage data) sets forth the changes in operating expenses from the third quarter of fiscal 2003 to the third quarter of fiscal 2004.

	Third Quarter
					Increase
	2003	%*	2004	%*	(decrease)	%**
Research and development	$47,963	70.0	$57,762	76.4	$9,799	20.4
Selling and marketing	24,536	35.8	29,468	39.0	4,932	20.1
General and administrative	7,969	11.6	6,969	9.2	(1,000)	(12.5)
Stock compensation costs:
Research and development	2,932	4.3	1,860	2.5	(1,072)	(36.6)
Selling and marketing	687	1.0	1,214	1.6	527	76.7
General and administrative	312	0.5	879	1.2	567	181.7
Amortization of intangible assets	4,479	6.6	12,667	16.8	8,188	182.8
In-process research and development	1,500	2.2	30,200	40.0	28,700	1913.3
Restructuring costs	15,527	22.7	13,547	17.9	(1,980)	(12.8)
Long-lived asset impairment			7,217	9.5	7,217	N/A
Recovery of sale, export, use tax liabilities and payments	—	—	(3,457)	(4.6)	(3,457)	N/A

Total operating expenses	$105,905	154.7	$158,326	209.5	$52,421	49.5

*	Denotes % of total revenue
**	Denotes % change from 2003 to 2004

•	Research and development expense increased from the third quarter of fiscal 2003 to the third quarter of fiscal 2004 due to accelerated leasehold improvements amortization costs of $12.5 million associated with the planned closing of our San Jose, California facility. Excluding the accelerated amortization, research and development expense decreased from the third quarter of fiscal 2003 to the third quarter of fiscal 2004 due to reductions in depreciation expense, prototype parts, facility-related costs and employee-related costs.

•	Selling and marketing expense increased from the third quarter of fiscal 2003 to the third quarter of fiscal 2004 due to higher costs related to an increase in the number of sales and marketing employees and increases in tradeshow and marketing activities partially offset by reductions in depreciation expense.

•	General and administrative expense decreased from the third quarter of fiscal 2003 to the third quarter of fiscal 2004 primarily due to decreases in legal costs, consulting and outside service expense, and employee-related costs.

•	Stock compensation costs increased from the third quarter of fiscal 2003 to the third quarter of fiscal 2004 due to the higher level of unvested stock options and restricted stock assumed as part of our various acquisitions. As of July 31, 2004, the balance of deferred stock compensation, presented as a reduction of stockholders’ equity, was $17.2 million.

•	Amortization of intangible assets costs increased from the third quarter of fiscal 2003 to the third quarter of fiscal 2004 due to higher amounts of purchased intangible assets, such as developed technology and customer relationships resulting from our acquisitions of Catena and Internet Photonics.

•	Restructuring costs incurred during the third quarter of 2004 were related to work force reductions of approximately 321 employees. These actions were taken as part of our efforts to reduce our costs. We expect to incur additional restructuring costs in the fourth quarter of fiscal 2004.

•	In-process research and development (IPR&D) costs represents the estimated value of purchased in-process technology that had not reached technological feasibility and had no alternative future use at the time of the acquisition. In the third quarter of fiscal 2003 all of the recorded IPR&D was from our WaveSmith acquisition. In the third quarter of fiscal 2004 we recorded $25.0 million and $5.2 million of IPR&D from our Catena and Internet Photonics acquisitions, respectively.

•	Long-lived assets impairment charges for the third quarter of fiscal 2004 were primarily related to the impairment of research and development equipment, which was classified as held for sale.

•	Recovery of sales, export, use tax liabilities and payments during the third quarter of fiscal 2004 was due to the resolution of a various sales, export and use tax liabilities associated with pre-acquisition ONI activities.

Other items

     The table below (in thousands, except percentage data) sets forth the changes in other items from the third quarter of fiscal 2003 to the third quarter of fiscal 2004.

	Third Quarter
					Increase
	2003	%*	2004	%*	(decrease)	%**
Interest and other income, net	$8,865	13.0	$4,936	6.5	$(3,929)	(44.3)
Interest expense	$8,070	11.8	$6,469	8.6	$(1,601)	(19.8)
Gain (loss) on equity investments	$—	—	$(200)	0.3	$200	N/A
Provision for income taxes	$299	0.4	$205	0.3	$(94)	(31.4)

*	Denotes % of total revenue
**	Denotes % change from 2003 to 2004

•	Interest and other income, net decreased from the third quarter of 2003 to the third quarter of 2004 primarily because of the impact of lower average interest rates and lower cash and invested balances.

•	Interest expense decreased from the third quarter of 2003 to the third quarter of 2004 due to the decrease in our debt obligations between the two periods.

•	Provision for income taxes for the third quarter of 2003 and the third quarter of 2004 was primarily attributable to foreign tax related to CIENA’s foreign operations. We did not record a tax benefit for CIENA’s domestic losses during either period. CIENA will continue to maintain a valuation allowance against certain deferred tax assets until sufficient evidence exists to support its reversal.

Nine months ended July 31, 2003 compared to nine months ended July 31, 2004

Revenue, cost of goods sold and gross profit

     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit from the first nine months of fiscal 2003 to the first nine months of fiscal 2004.

	Nine Months Ended July 31,
					Increase
	2003	%*	2004	%*	(decrease)	%**
Revenue:
Products	$183,914	86.6	$181,436	83.7	$(2,478)	(1.3)
Services	28,578	13.4	35,266	16.3	6,688	23.4

Total Revenue:	212,492	100.0	216,702	100.0	4,210	2.0

Costs:
Products	119,177	56.1	138,918	64.1	19,741	16.6
Services	42,300	19.9	30,212	13.9	(12,088)	(28.6)

Total cost of goods sold	161,477	76.0	169,130	78.0	7,653	4.7

Gross Profit	$51,015	24.0	$47,572	22.0	$(3,443)	(6.7)

*	Denotes % of total revenue
**	Denotes % change from 2003 to 2004

     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit from the first nine months of fiscal 2003 to the first nine months of fiscal 2004.

	Nine Months Ended July 31,
					Increase
	2003	%*	2004	%*	(decrease)	%**
Product revenue	$183,914	100.0	$181,436	100.0	$(2,478)	(1.3)
Product cost of goods sold	119,177	64.8	138,918	76.6	19,741	16.6

Product gross profit	$64,737	35.2	$42,518	23.4	$(22,219)	(34.3)

*	Denotes % of product revenue
**	Denotes % change from 2003 to 2004

     The table below (in thousands, except percentage data) sets forth the changes in service revenue, service cost of goods sold and service gross profit (loss) from the first nine months of fiscal 2003 to the first nine months of fiscal 2004.

	Nine Months Ended July 31,
					Increase
	2003	%*	2004	%*	(decrease)	%**
Service revenue	$28,578	100.0	$35,266	100.0	$6,688	23.4
Service cost of goods sold	42,300	148.0	30,212	85.7	(12,088)	(28.6)

Service gross profit (loss)	$(13,722)	(48.0)	$5,054	14.3	$18,776	136.8

*	Denotes % of service revenue
**	Denotes % change from 2003 to 2004

     The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenues from the first nine months of fiscal 2003 to the first nine months of fiscal 2004.

	Nine Months Ended July 31,
					Increase
	2003	%*	2004	%*	(decrease)	%**
Domestic	$136,415	64.2	$156,547	72.2	$20,132	14.8
International	76,077	35.8	60,155	27.8	(15,922)	(20.9)

Total	$212,492	100.0	$216,702	100.0	$4,210	2.0

*	Denotes % of total revenue
**	Denotes % change from 2003 to 2004

     Historically, we have relied on a limited number of customers for a substantial portion of our revenue. During the first nine months of fiscal 2003 and first nine months of fiscal 2004, certain customers each accounted for at least 10% of our revenues during the respective periods as follows (in thousands, except percentage data):

	Nine Months Ended July 31,
	2003	%**	2004		%**
Company A	$31,217	14.7	$	*	—
Company B	26,250	12.4		*	—
Company D	*	—		40,284	18.6

Total	$57,467	27.1		$40,284	18.6

**	Denotes % of total revenue
*	Denotes revenues recognized less than 10% for the period.

Revenue

•	Product revenue decreased from the first nine months of fiscal 2003 to the first nine months of fiscal 2004 primarily due to decreased sales of our metropolitan networking products, partially offset by sales of our newly acquired broadband access products and increased sales from our core networking products and data networking products.

•	Service revenue increased from the first nine months of fiscal 2003 to the first nine months of fiscal 2004 due to increased sales of maintenance contracts.

•	Domestic revenue increased from the first nine months of fiscal 2003 to the first nine months of fiscal 2004 primarily due to sales of our broadband access products, and increased sales of our data networking products, core networking products and maintenance services. This was partially offset by decreased sales from metropolitan networking products.

•	International revenue decreased from the first nine months of fiscal 2003 to the first nine months of fiscal 2004 primarily due to decreased sales of our metropolitan and core networking products partially offset by increased sales of maintenance contracts.

Gross profit

     Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees, direct technical support costs, cost of excess and obsolete inventory and overhead related to manufacturing, technical support and engineering, furnishing and installation (“EF&I”) operations.

•	Gross profit as a percentage of revenue decreased from the first nine months of fiscal 2003 to the first nine months of fiscal 2004 largely due to the sale of lower margin products and less revenue from the sale of previously reserved excess and obsolete inventory. This was partially offset by an increase in margin on our services revenue.

•	Gross profit on products as a percentage of product revenue decreased from the first nine months of fiscal 2003 to the first nine months of fiscal 2004 largely due to a lower margin product mix and less revenue from the sale of previously reserved excess and obsolete inventory.

•	Gross profit on services as a percentage of services revenue increased from the first nine months of fiscal 2003 to the first nine months of fiscal 2004 largely due to increased sales of maintenance services and reduced service overhead costs.

Operating expenses

     The table below (in thousands, except percentage data) sets forth the changes in operating expenses from the first nine months of fiscal 2003 to the first nine months of fiscal 2004.

	Nine Months Ended July 31,
					Increase
	2003	%*	2004	%*	(decrease)	%**
Research and development	$153,890	72.4	$151,418	69.9	$(2,472)	(1.6)
Selling and marketing	76,804	36.1	80,011	36.9	3,207	4.2
General and administrative	30,741	14.5	20,052	9.3	(10,689)	(34.8)
Stock compensation costs:
Research and development	10,136	4.8	5,473	2.5	(4,663)	(46.0)
Selling and marketing	2,122	1.0	2,147	1.0	25	1.2
General and administrative	1,032	0.5	1,079	0.5	47	4.6
Amortization of intangible assets	11,454	5.4	19,458	9.0	8,004	69.9
In-process research and development	1,500	0.7	30,200	13.9	28,700	1913.3
Restructuring costs	18,251	8.6	22,125	10.2	3,874	21.2
Long-lived assets impairment	—		7,217	3.3	7,217	N/A
Recovery of sales, export, use tax liabilities and payments	—	—	(5,388)	(2.5)	(5,388)	N/A
Recovery of doubtful accounts, net	—	—	(2,794)	(1.3)	(2,794)	N/A

Total operating expenses	$305,930	144.0	$330,998	152.7	$25,068	8.2

*	Denotes % of total revenue
**	Denotes % change from 2003 to 2004

•	Research and development expense decreased from the first nine months of fiscal 2003 to the first nine months of fiscal 2004 due to reductions in depreciation expense, facility-related costs and employee-related costs partially offset by increases in outside services, prototype parts and the $14.2 million accelerated amortization of leasehold improvements related to the planned closing of our San Jose, California facility.

•	Selling and marketing expense increased from the first nine months of fiscal 2003 to the first nine months of fiscal 2004 due to higher costs related to an increases in the number of sales and marketing employees and in tradeshow and marketing activities partially offset by reductions in depreciation expense.

•	General and administrative expense decreased from the first nine months of fiscal 2003 to the first nine months of fiscal 2004 primarily due to decreases in legal costs, consulting and outside service expense, and employee-related costs.

•	Stock compensation costs decreased from the first nine months of fiscal 2003 to the first nine months of fiscal 2004 due to the reduced level of unvested stock options and restricted stock assumed as part of our various acquisitions. As of July 31, 2004, the balance of deferred stock compensation, presented as a reduction of stockholders’ equity, was $17.2 million.

•	Amortization of intangible assets costs increased from the first nine months of fiscal 2003 to the first nine months of fiscal 2004 due to higher amounts of purchased intangible assets, such as developed technology and customer relationships, resulting from our acquisitions of Catena and Internet Photonics.

•	In-process research and development (IPR&D) costs represents the estimated value of purchased in-process technology that had not reached technological feasibility and had no alternative future use at the time of the acquisition. In the first nine months of fiscal 2003 all of the recorded IPR&D was from our WaveSmith acquisition. In the first nine months of fiscal 2004 we recorded $25.0 million and $5.2 million of IPR&D from our Catena and Internet Photonics acquisitions, respectively.

•	Restructuring costs increased from the first nine months of fiscal 2003 to the first nine months of fiscal 2004 related to exiting a warehouse, work force reductions of approximately 442 employees and a change in estimated timing of sublease payments from our unused facilities. These actions were taken as part of our efforts to reduce our costs. We expect to incur additional restructuring costs in the fourth quarter of fiscal 2004.

•	Long-lived assets impairment charges for the first nine months of fiscal 2004 were primarily related to the impairment of research and development equipment, which was classified as held for sale.

•	Recovery of sales, export and use tax liabilities and payments during the first nine months of fiscal 2004 was due to the resolution of various sales, export and use tax liabilities associated with pre-acquisition ONI activities.

•	Recovery of doubtful accounts, net incurred during the first nine months of fiscal 2004 was related primarily to the payment of an amount due from a customer from which payment was previously deemed doubtful due to the customer’s financial condition.

Other items

     The table below (in thousands, except percentage data) sets forth the changes in other items from the first nine months of fiscal 2003 to the first nine months of fiscal 2004.

	Nine Months Ended July 31,
					Increase
	2003	%*	2004	%*	(decrease)	%**
Interest and other income, net	$33,297	15.7	$18,228	8.4	$(15,069)	(45.3)
Interest expense	$28,334	13.3	$20,326	9.4	$(8,008)	(28.3)
Gain (loss) on equity investments	$(10)	(0.0)	$393	0.2	$403	4,030.0
Loss on extinguishment of debt	$20,606	9.7	$8,216	3.8	$(12,390)	(60.1)
Provision for income taxes	$909	0.4	$1,044	0.5	$135	14.9

*	Denotes % of total revenue
**	Denotes % change from 2003 to 2004

•	Interest and other income, net decreased from the first nine months of fiscal 2003 to the first nine months of fiscal 2004 primarily because of the impact of lower average interest rates and lower cash and invested balances.

•	Interest expense decreased from the first nine months of fiscal 2003 to the first nine months of fiscal 2004 due to the decrease in our debt obligations between the two periods.

•	Gain on equity investments, net increased during the first nine months of fiscal 2003 to the first nine months of fiscal 2004 related to a cash payment of $1.6 million received for an investment in a private company that had been previously written down to a value of $1.0 million partially offset by a $0.2 million write-down of an investment. The resulting $0.4 million was recorded as a gain on equity investments.

•	Loss on extinguishment of debt during the first nine months of fiscal 2003 to the first nine months of fiscal 2004 is related to the repurchase of ONI 5.00% convertible subordinated notes.

•	Provision for income taxes for the first nine months of fiscal 2003 to the first nine months of fiscal 2004 was primarily attributable to foreign tax related to CIENA’s foreign operations. We did not record a tax benefit for CIENA’s domestic losses during either period. CIENA will continue to maintain a valuation allowance against certain deferred tax assets until sufficient evidence exists to support its reversal.

Summary of Operating Segments

     The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenues for the third quarter of fiscal 2003 to the third quarter of fiscal 2004.

	Third Quarter
					Increase
	2003	%*	2004	%*	(decrease)	%**
Revenues:
CNG	$25,737	37.6	$20,719	27.4	$(5,018)	(19.5)
MESG	28,351	41.4	21,521	28.5	(6,830)	(24.1)
DNG	5,206	7.6	7,138	9.4	1,932	37.1
BBG	—	—	14,962	19.8	14,962	N/A
Services	9,184	13.4	11,249	14.9	2,064	22.5

Consolidated revenue	$68,478	100.0	$75,589	100.0	$7,111	10.4

*	Denotes % of total revenue
**	Denotes % change from 2003 to 2004

     The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenues for the first nine months of fiscal 2003 to the first nine months of fiscal 2004.

	First Nine Months Ending July 31,
					Increase
	2003	%*	2004	%*	(decrease)	%**
Revenues:
CNG	$93,750	44.1	$95,349	44.0	$1,599	1.7
MESG	84,958	40.0	57,286	26.4	(27,672)	(32.6)
DNG	5,206	2.5	13,839	6.4	8,633	165.8
BBG	—	—	14,962	6.9	14,962	N/A
Services	28,578	13.4	35,266	16.3	6,688	23.4

Consolidated revenue	$212,492	100.0	$216,702	100.0	$4,210	2.0

*	Denotes % of total revenue
**	Denotes % change from 2003 to 2004

     The table below (in thousands, except percentage data) sets forth the changes in our operating segment profit (loss) and the reconciliation to consolidated net loss for the third quarter of fiscal 2003 to the third quarter of fiscal 2004.

	Third Quarter
			(Increase)
	2003	2004	decrease	%**
Segment profit (loss):
CNG	$(17,462)	$(17,795)	$(333)	(1.9)
MESG	(13,377)	(12,128)	1,249	9.3
DNG	1,519	(2,197)	(3,716)	(244.6)
BBG	—	(141)	(141)	N/A
Services	(5,221)	1,709	6,930	132.7

Total segment profit (loss)	$(34,541)	$(30,552)	$3,989	11.5

Other non performance items:
Corporate selling and marketing	(21,423)	(25,377)	(3,954)	(18.5)
Corporate general and administrative	(7,969)	(6,969)	1,000	12.5
Stock compensation costs:
Research and development	(2,932)	(1,860)	1,072	36.6
Selling and marketing	(687)	(1,214)	(527)	(76.7)
General and administrative	(312)	(879)	(567)	(181.7)
Amortization of intangible assets	(4,479)	(12,667)	(8,188)	(182.8)
In-process research and development	(1,500)	(30,200)	(28,700)	(1,913.3)
Restructuring costs	(15,527)	(13,547)	1,980	12.8
Long-lived asset impairments	—	(7,217)	(7,217)	N/A
Recovery of sale, export, use tax liabilities and payments	—	3,457	3,457	N/A
Recovery of doubtful accounts, net	—	—	—	—
Accelerated amortization of leasehold	—	(12,504)	(12,504)	N/A
Interest and other financial charges, net	795	(1,733)	(2,528)	(318.0)
Provision for income taxes	(299)	(205)	94	31.4

Consolidated net loss	$(88,874)	$(141,467)	$(52,593)	(59.2)

**	Denotes % change from 2003 to 2004

     The table below (in thousands, except percentage data) sets forth the changes in our operating segment profit (loss) and the reconciliation to consolidated net loss for the first nine months of fiscal 2003 to the first nine months of fiscal 2004.

	First Nine Months Ending July 31,
			(Increase)
	2003	2004	decrease	%**
Segment profit (loss):
CNG	$(57,982)	$(54,211)	$3,771	6.5
MESG	(37,210)	(39,816)	(2,606)	(7.0)
DNG	1,281	(9,490)	(10,771)	(840.8)
BBG	—	(374)	(374)	N/A
Services	(17,288)	3,589	20,877	120.8

Total segment profit (loss)	$(111,199)	$(100,302)	$10,897	9.8

Other non performance items:
Corporate selling and marketing	(68,480)	(69,402)	(922)	(1.3)
Corporate general and administrative	(30,741)	(20,052)	10,689	34.8
Stock compensation costs:
Research and development	(10,136)	(5,473)	4,663	46.0
Selling and marketing	(2,122)	(2,147)	(25)	(1.2)
General and administrative	(1,032)	(1,079)	(47)	(4.6)
Amortization of intangible assets	(11,454)	(19,458)	(8,004)	(69.9)
In-process research and development	(1,500)	(30,200)	(28,700)	(1,913.3)
Restructuring costs	(18,251)	(22,125)	(3,874)	(21.2)
Long-lived asset impairments	—	(7,217)	(7,217)	N/A
Recovery of sale, export, use tax liabilities and payments	—	5,388	5,388	N/A
Recovery of doubtful accounts, net	—	2,794	2,794	N/A
Accelerated amortization of leasehold	—	(14,153)	(14,153)	N/A
Interest and other financial charges, net	(15,653)	(9,921)	5,732	36.6
Provision for income taxes	(909)	(1,044)	(135)	(14.9)

Consolidated net loss	$(271,477)	$(294,391)	$(22,914)	(8.4)

**	Denotes % change from 2003 to 2004

     Segment profit (loss) is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each operating segment in a given period. In connection with that assessment, the Chief Executive Officer excludes the following other non-performance items: corporate selling and marketing; corporate general and administrative costs; stock compensation; amortization of intangibles; in-process research and development; restructuring costs; long-lived asset impairment; recovery of sale, export and use taxes; provisions or recovery of doubtful accounts; accelerated amortization of leaseholds; interest income, interest expense, equity investment gains or losses, gains or losses on extinguishment of debt, and provisions for income taxes.

Liquidity and Capital Resources

     At July 31, 2004, CIENA’s principal source of liquidity was its cash and cash equivalents, and short-term and long-term investments. We had $255.7 million in cash and cash equivalents, and $1.1 billion in short-term and long-term investments. Our investment portfolio consists primarily of fixed-income securities, with maturities of two years or less, diversified among industries and individual issuers. Our investments are generally liquid, investment grade securities.

     CIENA’s operating activities consumed $174.7 million and $196.8 million net cash during the first nine months of fiscal 2003 and 2004, respectively. The primary reason for operating cash consumption was the net losses incurred during the periods.

     Our investing activities provided net cash of $516.4 million and $178.0 million during the first nine months of fiscal 2003 and 2004, respectively. Investment activities included the net redemption of $537.1 million and $197.4 million of short and long-term investments during the first nine months of fiscal 2003 and fiscal 2004, respectively.

We expect to make additional combined capital equipment, leasehold improvements and intellectual property expenditures of approximately $13.0 million during the remainder of fiscal 2004. These capital expenditures will be used to support selling and marketing, manufacturing and product development activities. We will use our cash and cash equivalents and investments to fund these purchases.

     Cash used in financing activities was $133.6 and $35.1 million during the first nine months of fiscal 2003 and 2004, respectively. The primary use of cash in financing activities during the first nine months of fiscal 2003 was related to the purchase of $154.7 million of the remaining $202.9 million in outstanding ONI convertible subordinated notes. We paid $140.3 million for the notes and fees related to the purchase. Also during the first nine months of fiscal 2003, we received $5.9 million from the exercise of stock options and $1.6 million from the repayment of notes receivable from stockholders. During the first nine months of fiscal 2004, CIENA purchased the remaining $48.2 million of the outstanding ONI convertible subordinated notes. CIENA paid $49.2 million for notes with a cumulative accreted book value of $41.0 million, which resulted in a loss on early extinguishment of debt of $8.2 million. Also during the first nine months of fiscal 2004, we received $14.0 million related to the exercise of employee options.

     The following is a summary of our future minimum payments under contractual obligations as of July 31, 2004 (in thousands):

		Less than	One to	Four to five
	Total	one year	three years	years	Thereafter
Convertible notes (1)	$780,563	$25,875	$51,750	$702,938	$—
Operating leases	228,866	38,189	68,065	55,737	66,875
Purchase obligations (2)	44,866	44,866	—	—	—

Total	$1,054,295	$108,930	$119,815	$758,675	$66,875

(1)	The terms of our convertible notes with a principal value of $690.0 million include interest at 3.75% payable on a semi-annual basis on February 1 and August 1 of each year; the notes are due February 1, 2008.
(2)	Purchase commitments related to amounts we are obligated to pay to our contract manufacturers and component suppliers for inventory.

     Some of our commercial commitments, including some of the future minimum payments set forth above, are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of July 31, 2004 (in thousands):

			One to
		Less than	three	Four to
	Total	one year	years	five years	Thereafter
Standby letters of credit	$15,210	$14,185	$925	$100	$—

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

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements requires CIENA to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Those policies are described in our annual report on Form 10-K. On an on-going basis, we re-evaluate our estimates, including those related to bad debts, inventories, investments, intangible assets, goodwill, income taxes, warranty obligations, restructuring, and contingencies and litigation. CIENA bases its estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Among other things, these estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the first nine months of fiscal 2004, re-evaluation of certain estimates led to the effects described below.

Reserve for Inventory Obsolescence

     CIENA writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the first nine months of fiscal 2003, we recorded a benefit for inventory reserves of $4.2 million primarily related to the realization of sales from previously reserved excess inventory. During the first nine months of fiscal 2004, we recorded a charge of $3.0 million primarily related to excess inventory due to a change in forecasted sales for certain products. If actual market conditions differ from those we have projected, we may be required to take additional inventory write-downs or benefits.

Restructuring

     As part of its restructuring costs, CIENA provides for the estimated cost of the net lease expense for facilities that are no longer being used. The provision is equal to the minimum future lease payments offset by estimated sublease payments. Due to the continued excess supply of commercial properties in certain markets where our unused facilities are located, we have reduced our estimate of the total future sublease payments we will receive. As a result, we recorded an additional restructuring cost of $3.5 million in the first nine months of fiscal 2004. As of the end of the third quarter of fiscal 2004, CIENA’s accrued restructuring liability related to net lease expense and other related charges was $54.6 million. The total minimum lease payments for these restructured facilities are $89.5 million. These lease payments will be made over the lives of our leases, which range from seven months to fifteen years. If actual market conditions are less favorable than those we have projected, we may be required to recognize additional restructuring costs associated with these facilities.

Goodwill

     Due to the Company’s reorganization into operating segments, SFAS 142 requires that we assign goodwill to the Company’s reporting units. CIENA has determined its operating segments and reporting units are the same. In accordance with SFAS 142 CIENA will test each reporting units goodwill for impairment on an annual basis, and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. As of July 31, 2004 CIENA has $780.9 million of goodwill. Based on the operating results, forecasts, and business factors with the segments, CIENA does not believe there have been any triggering events which would require an interim impairment assessment, despite the decline in CIENA’s stock price during the third quarter of fiscal 2004. CIENA’s annual test for impairment will take place in the fourth quarter of fiscal 2004. If actual market conditions differ or projected forecasts change at the time of our annual assessment or in subsequent periods after our annul assessment, we may be required to record goodwill impairment charges.

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

Our business could continue to be adversely affected by unfavorable and uncertain conditions in the communications industry

     The last three years have seen substantial changes in the communications industry. Most of our customers and potential customers have confronted static or declining revenue. Many have experienced significant financial distress, and some have gone out of business. Others have announced their withdrawal from segments of the business. This has resulted in a significant change in the structure of the equipment industry, with greater concentration of purchasing power in a small number of large services providers, combined with a substantial reduction in overall demand. Together these factors have adversely affected our revenue and operating results. In addition, most of our customers have become more conservative and uncertain about their future purchases, which has made managing our business difficult.

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

We face intense competition that could hurt our sales and profitability

     The market for networking solutions is extremely competitive. Competition in this market is based on varying combinations of price, functionality, manufacturing capability, installation, services, scalability and the ability of the system solutions to meet customers’ immediate and future network requirements. A small number of very large companies, including Alcatel, Cisco, Fujitsu, Hitachi, Huawei, Lucent, Marconi, NEC, Nortel, and Siemens have historically dominated the telecommunications equipment industry. They all have greater financial, marketing, manufacturing and intellectual property resources than CIENA. They also often have existing relationships with our customers and potential customers. We also compete with a number of smaller companies that provide significant competition.

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

We may not be successful in selling our products into new markets and developing and managing new sales channels

     We believe that, in order to succeed, we must enter new markets and build a larger and more diverse customer base. Therefore, we are beginning to sell some of our products to enterprises, cable operators, independent operating companies and federal, state and local governments. To succeed in these markets, we believe we must develop and manage new sales channels through resellers, distributors and systems integrators. Since we have only limited experience in developing and managing such channels, it is uncertain to what extent we will be successful.

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

     Failure to succeed in these new markets will adversely affect our ability to achieve our planned levels of revenue, which would adversely affect our profitability.

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

We may not be able to achieve the benefits we anticipate from our acquisitions of Catena and Internet Photonics

     On May 3, 2004, we completed the acquisitions of Catena and Internet Photonics. It is possible we will not achieve all of the benefits we anticipate from these acquisitions. The markets for their products may not be as strong as we believed when we determined to make the acquisitions. Moreover, we have limited experience in these markets, and there is a risk that we will not be successful in selling into them. The process of integrating the Catena and Internet Photonics platforms into CIENA’s portfolio is complex and exposes us to a variety of risks.

     Acquisitions also create additional risks. For example, the acquisitions resulted in CIENA assuming the liabilities of Catena and Internet Photonics. These liabilities may include liabilities to stockholders, customers, suppliers or employees, as well as liabilities related to intellectual property disputes.

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

The steps that we are taking to restructure and reduce the size of our operations could disrupt our business

     Since November 2001, we have taken several steps, including reductions in force and dispositions of assets, to reduce the size of our operations to better match the reduced sales of our products and services. During the next six to twelve months we expect to take steps to reduce our operating expenses even further.

     This could cause additional disruption in our business, could result in lost revenue and will require us to incur expenses. For example, we have restructured our sales force and other customer-facing operations. If we do not manage this program effectively, our relationships with our customers could be disturbed. In addition, on April 20, 2004, we announced our intention to close our San Jose, California facility on September 30, 2004. As a result, we will be required to transfer ongoing development work on certain CIENA product lines to other CIENA facilities. If we cannot manage this transition effectively, our development efforts could be disrupted, which could harm our business.

We must continue to make substantial investments in new technology that may not produce anticipated results

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

Our results can fluctuate unpredictably

     Purchases by many of our potential and existing customers can be unpredictable, sporadic and subject to unanticipated changes. Our results, in turn, can fluctuate unpredictably. A decision to purchase our products may require a significant investment and commitment of resources by our customers. As a result, the sales cycles for many of our products are long, often as much as a year or two between initial contact with a potential customer and the recognition of revenue from sales to the customer. Further, purchases by our existing customers tend to be large and sporadic, depending upon their need to build a customer base, their plans for expanding their networks, the availability of financing, and the effects of regulatory and business conditions in the countries in which they operate. Current economic and market conditions have made it even more difficult to make reliable estimates of future revenue.

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

We rely on contract manufacturers for our products

     We rely on contract manufacturers to perform the majority of the manufacturing operations for our products. The qualification of these manufacturers is an expensive and time-consuming process, and these contract manufacturers build product for other companies, including our competitors. In addition, we do not have contracts in place with some of these manufacturers. We may not be able to effectively manage our relationships with our manufacturers and we cannot be certain that they will be able to fill our orders in a timely manner. If we underestimate our future product requirements, the contract manufacturers may not have enough product to meet our customer requirements, and this could result in delays in the shipment of our products which could harm our business. If we overestimate product requirements, we may have to write off excess inventory.

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

We rely on service delivery partners

     We rely on a number of service delivery partners, both domestic and international, to complement CIENA’s global service and support resources. The certification of these partners incurs costs and is time-consuming, and these partners service products for other companies, including our competitors. We may not be able to effectively manage our relationships with our partners and we cannot be certain that they will be able to deliver our services in the manner or time required. If our service partners are unsuccessful in delivering services:

•	our services revenue may be adversely affected; and

•	we may suffer delays in recognizing product revenues in cases were revenue recognition is dependent upon product installation, testing and acceptance.

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

     Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology. If competitors are able to use our technology, our ability to compete effectively could be harmed. We have filed a patent infringement lawsuit to enforce our intellectual property rights, and may become involved with additional disputes in the future. Such lawsuits can be costly and may significantly divert the time and attention of our personnel.

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

We face risks associated with our international operations

     We market, sell and service our products globally. We have established offices around the world, including in North America, Europe, Latin America and the Asia Pacific region. We expect that our international activities will be fluid over the foreseeable future as we enter some new markets and withdraw from or reduce operations in others. This fluctuation will require significant management attention and financial resources. In some countries, our success will depend in part on our ability to form relationships with local partners. We cannot be sure that we will be able to identify appropriate partners or reach mutually satisfactory arrangements with them for sales of our products. There is a risk that we may sometimes choose the wrong partner. For these reasons, we may not be able to maintain or increase international market demand for our products.

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

     Interest Rate Sensitivity. CIENA maintains a short-term and long-term investment portfolio. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at July 31, 2004, the fair value of the portfolio would decline by approximately $68.2 million.

     Foreign Currency Exchange Risk. As a global concern, CIENA faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on CIENA’s financial results. Historically CIENA’s primary exposures have been related to non-dollar denominated operating expenses in Europe and Asia where CIENA sells primarily in U.S. dollars. CIENA is prepared to hedge against fluctuations in foreign currency if this exposure becomes material. As of July 31, 2004, the assets and liabilities of CIENA related to non-dollar denominated currencies were not material. Therefore, we do not expect an increase or decrease of 10% in the foreign exchange rate would have a material impact on CIENA’s financial position.

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

     On July 19, 2000, CIENA and CIENA Properties, Inc., a wholly owned subsidiary of CIENA, filed a complaint in the United States District Court for the District of Delaware requesting damages and injunctive relief against Corvis Corporation (“Corvis”). The suit charged Corvis with infringing four patents relating to CIENA’s optical networking communication systems and technology. A jury trial to determine whether Corvis is infringing these patents commenced on February 10, 2003. On February 24, 2003, the jury decided that Corvis was infringing one of the patents and not infringing two others. The jury was deadlocked with respect to infringement on the fourth patent. This trial was immediately followed by a trial on Corvis’ affirmative defenses based on the validity of two of the patents. On February 28, 2003, the jury in this trial determined that the patents were valid. In April 2003, following a third trial, another jury decided that Corvis had infringed the fourth patent on which the previous jury had deadlocked. Based on these favorable verdicts collectively holding that Corvis is infringing two valid CIENA patents, CIENA has moved for an injunction to prohibit the manufacture, sale or use by Corvis of the infringing products. The court has not yet ruled on this motion.

     As a result of the merger with ONI, we became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of ONI’s common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Ms. Davis have been dismissed from the action without prejudice pursuant to a tolling agreement. In July 2004, following mediated settlement negotiations, the plaintiffs, the issuer defendants (including CIENA), and their insurers entered into a settlement agreement, whereby the plaintiffs’ cases against the issuers are to be dismissed. This settlement is subject to court approval. The settling parties have moved the court for approval of the settlement, which motion has been opposed by the underwriter defendants.

     As a result of the merger with ONI, we also became a defendant in two substantially identical purported class actions on behalf of ONI security holders originally brought against ONI and members of its board of directors. The complaints allege that the director defendants breached their fiduciary duties to ONI in approving the merger with CIENA and seek declaratory, injunctive and other relief permitted by equity. The plaintiffs failed to obtain an injunction against completion of the merger. The first of these cases was filed on February 20, 2002, in the Superior Court of the State of California, County of San Mateo, and is encaptioned K.W. Sams, On Behalf of Himself and All Others Similarly Situated v. ONI Systems Corporation, et al. The second case was brought on March 19, 2002, in the Superior Court of the State of California, County of Santa Clara, and is encaptioned Steven Myeary, On Behalf of Himself and All Others Similarly Situated v. ONI Systems Corporation. On April 14, 2003, the plaintiffs in these cases filed a consolidated amended complaint and named four additional defendants: CIENA Corporation, James F. Jordan, Kleiner Perkins Caufield & Byers and Mohr Davidow Ventures. CIENA and the other defendants subsequently filed a demurrer and served a motion for sanctions on plaintiffs based on factual inaccuracies in the consolidated amended complaint. In response, the plaintiffs filed a corrected consolidated amended complaint, the demurrer to which was sustained by the court in April 2004 with leave to amend. In August 2004, the plaintiffs agreed to dismiss these lawsuits without prejudice.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit	Description
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

•	Form 8-K (Item 7 and 12 reported) filed August 3, 2004*

*	Information furnished in this Form 8-K is not deemed to be filed herewith or incorporated by reference into any filing.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIENA CORPORATION

Date: August 19, 2004	By:	/s/ Gary B. Smith

Gary B. Smith
President, Chief Executive Officer
and Director
(Duly Authorized Officer)

Date: August 19, 2004	By:	/s/ Joseph R. Chinnici
Joseph R. Chinnici
Senior Vice President, Finance and
Chief Financial Officer
(Principal Financial Officer)