Form 10-K
period 2004-10-31
CIENA CORP
filed 2004-12-09
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [X] NO [   ]

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $1,954,477,066, based on the closing price of the Common Stock on the Nasdaq Stock Market on April 30, 2004.

The number of shares of Registrant’s Common Stock outstanding as of December 6, 2004 was 571,762,211

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2005 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

PART I

     The information in this Form 10-K contains certain forward-looking statements, including statements related to markets for Ciena’s products and services and trends in its business that involve risks and uncertainties. Ciena’s actual results may differ materially from the results discussed in these forward-looking statements. Factors that might cause such a difference include those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors” and “Business” as well as those discussed elsewhere in this Form 10-K.

Item 1. Business

OVERVIEW

     Ciena Corporation supplies application-focused communications networking equipment, software and services to communications service providers, cable operators, governments and enterprises. Ciena is a network specialist, focused on optimizing access and edge networks for broadband communication, enhancing enterprise data services and evolving network infrastructure to support new services through automation and convergence. Ciena leverages its core competencies in optical networking, data networking and broadband access to develop and deliver solutions that address its customers’ most important networking problems. Our solutions enable customers to gain a competitive advantage by increasing the functionality of their networks and reducing their costs of transporting data, voice and video.

     Ciena was incorporated in Delaware in November 1992, and completed its initial public offering on February 7, 1997. Ciena’s principal executive offices are located at 1201 Winterson Road, Linthicum, Maryland 21090. Our telephone number is (410) 865-8500, and our web site address is www.ciena.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge on the Investor Relations page of our web site as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission.

     In fiscal 2001, Ciena’s annual revenue reached $1.6 billion, based largely on the sale of a single product category, long-distance optical transport equipment, primarily to inter-exchange carriers (IXCs) and emerging telecommunications carriers in the US, Europe, and Asia. In early 2001, the telecommunications industry began a severe decline, which has affected almost all of its participants, including communications networking equipment suppliers like Ciena. This decline caused the market for networking equipment to shrink substantially, with a resulting adverse impact on our revenue and profitability. In response to these changes in the telco market, we embarked upon a strategy designed to increase our addressable market through a combination of internal development, acquisitions and strategic alliances targeting emerging high-value applications. Since 2001, we have entered new market segments, including cable, government and enterprise, by expanding our network solution offerings and developing a growing number of strategic relationships. We have broadened our portfolio of products and services beyond the network core — where the backbone of carriers’ networks reside — to increase our emphasis on technologies that reside toward the edge of large communications networks where end users gain access. We have also worked to increase our market share by adding new features and enhanced functionality to our products.

     During fiscal 2004, to further implement our strategy, we completed the acquisitions of Catena Networks, Inc. and Internet Photonics Inc. Through the Catena acquisition, we added broadband access solutions that enable the delivery of traditional “plain old telephone service” (POTS), DSL, video services, and voice over IP (VoIP) from a single, integrated platform. Through the Internet Photonics acquisition, we added carrier-grade optical Ethernet transport and switching solutions for deployment of Ethernet private-line services by cable operators and carriers. The broadband access markets served by these products are expected to benefit as service providers shift spending to the access portions of their networks to enable increased residential access to high-bandwidth services such as DSL, video on demand and high definition television (HDTV).

     Ciena had revenue of $298.7 million for its fiscal year ended October 31, 2004, an increase of 5.5% when compared with fiscal 2003 revenue of $283.1 million. Ciena recorded a net loss of $789.5 million in fiscal 2004 compared with a net loss of $386.5 million for fiscal 2003. The percentage of Ciena’s total revenues from transport and switching products declined from 80.6% in fiscal 2003 to 65.5% in fiscal 2004 and the percentage of our revenues from data networking products and broadband access products increased from 4.4% in fiscal 2003 to 18.3% in fiscal 2004. During fiscal 2004, Ciena also expanded its customer base to include a wider range of customers, including communications service providers, cable operators, government agencies, and through strategic distribution channels and relationships, large enterprises. In December 2003, Ciena was awarded a contract by Science Applications International Corporation (SAIC) to support the United States Defense Information Systems Agency’s Global Information Grid Bandwidth Expansion (GIG-BE) project, the

United States Department of Defense’s initiative to transform its global communications infrastructure. During fiscal 2003, AT&T and Qwest each represented more than 10% of Ciena’s total revenue. During fiscal 2004, SAIC was the only customer that represented more than 10% of Ciena’s total revenue.

     Ciena organizes its operations into four separate business segments: the Transport and Switching Group (TSG), the Data Networking Group (DNG), the Broadband Access Group (BBG) and Global Network Services (GNS). These segments, used for financial reporting as well as internal organization, were realigned in 2004 to reflect Ciena’s expanded solutions portfolio and its addressable markets. These business segments provide products and services for applications across the four market segments in which Ciena operates: telco, cable, government and enterprise.

     The matters discussed in this section should be read in conjunction with the Consolidated Financial Statements found under Part II, Item 8 of this Annual Report on Form 10-K, which includes further financial information about our segments and total assets, revenues, measures of profits and loss and financial information about geographic areas.

INDUSTRY BACKGROUND

     Deregulation in the United States and privatization in many other countries during the 1990’s began a transition from a telecommunications industry characterized by a small number of heavily regulated large communications service providers to one in which many new competitors began to emerge. Rapid traffic growth and readily available capital further fueled growth in the number of service providers, as emerging carriers built new networks and fought to take market share from the incumbent carriers. The rapid adoption of the Internet prompted service providers and enterprises to construct large-scale data networks as overlays to existing legacy voice networks. As a consequence of this rapid build-out, the capital expenditure-to-revenue ratio at most communications service providers rose to an unsustainable level.

     Beginning in late 2000, capital markets tightened. Communications service providers responded by curtailing network build-outs and dramatically reducing their overall capital spending, significantly affecting the revenue and profitability of communications network equipment providers like Ciena. Emerging carriers defaulted on debt, and many went into bankruptcy. Several large communications service providers were caught in financial and other regulatory scandals adding to the overall turmoil in the telecommunications industry.

Competitive Threats Emerge

     The challenges in the telecom industry were further compounded by the emergence of a number of competitive threats that dramatically affected communications service providers’ traditional business models. Worldwide, established and emerging service providers faced brutal price competition for local and long-distance voice services and a deterioration of their businesses due to increasing consumer reliance upon distance-insensitive pricing of wireless carriers. As new technologies and alternatives for broadband access services emerged, the list of credible competitors to traditional carriers grew. Increased availability and reduced consumer cost of broadband access through cable operators resulted in the replacement of second phones as an Internet access medium. In North America, the entry of the regional bell operating companies (RBOCs) into the long distance market led to deteriorating business models and uncertain futures for the IXCs. At the same time, the RBOCs’ business models were threatened by wireless displacement of traditional voice revenues and the emergence of cable operators as broadband service providers.

Focus on Broadband Services

     The emergence of these competitive threats has caused virtually all communications service providers to look for ways to combat them, with the approach taken varying depending on the service provider, the strengths and weaknesses of their existing network and their customer base.

     To combat the loss of local voice revenue, the RBOCs looked to expanding long-distance voice and broadband services including Internet, data and video, within their traditional consumer customer base. However, modernizing the RBOC access networks to support broadband services is costly, and regulatory rulings limiting competitive access to last-mile networks were firmly established. Recent regulatory changes have clarified competitive access rules, encouraging the RBOCs to modernize their access networks. These same regulatory changes, coupled with difficulty in providing competitive bundled services, have caused IXCs to rethink their focus and exit certain traditional business. In 2004, AT&T announced that it would cease to compete for traditional consumer long-distance voice businesses in an effort to focus on higher value and more profitable business services for voice and data.

     Cable operators have looked to maximize the value of their existing infrastructure and customer base and expand their service offerings beyond traditional cable subscription. Improved equipment technology enabled cable operators to provide services like video on demand at prices competitive to video or DVD rentals and data services that are speed and price competitive with RBOC offerings. In addition, expanding HDTV programming content and consumer availability of equipment has increased demand for HDTV services.

     With the addition of voice services to the offerings of traditional cable operators and new video services from RBOCs, the competition to provide consumers with new broadband service bundles that include voice, video and data is accelerating.

     Similar trends are also occurring internationally, with competition for customers spreading among traditional voice, wireless and satellite carriers. In parts of Europe and Asia, wireless carriers are looking to hold onto customers by evolving their relatively new 3G wireless networks to meet the growing demand for broadband-enabled services and data-rich applications on mobile devices. Additionally, there is perceived to be vast opportunity in developing geographies in Asia in particular, where country-wide, broadband communication services are being deployed for the first time.

Changing Needs of Enterprise and Government

     At the same time that competition was increasing for traditional communications service providers, the needs of some of their largest enterprise customers were changing. Increased reliance on information technology combined with world events and large regional power outages brought concerns of network reliability and business continuity to the forefront. Simultaneously, increased competition among networking solutions providers and changes in market demand resulted in reduced costs to enterprises for products and services focused on transport of data and voice. As a result, many large enterprises and U.S. Government agencies turned away from relying solely on traditional service providers for their communications needs and took on the challenge of building their own, secure private networks, some on a global scale.

Broadband Service Bundles Driving Network Convergence

     In the face of this increased competition, the major challenge faced by nearly all service providers is evolving their networks to process a growing range of broadband services efficiently and to deliver them profitably. The networks of most incumbent local exchange carriers (ILECs), IXCs and overseas post, telephone and telegraph entities (PTTs) were designed to carry voice traffic and to deliver voice services while the networks of most cable operators were optimized for limited video and data services. As the demand for data services grew, traditional communications service providers built separate data networks and operated them concurrently with their existing voice networks. With the demand shifting to broadband and to complete service bundles, service providers once again face the challenge of how to evolve their networks to profitably support a range of new services such as VoIP, IP television (IPTV) and HDTV. Most service providers have concluded that the only way to offer advanced broadband bundles that include voice, data, video and other services profitably is to consolidate their separate voice and data networks onto a single converged network, one that is capable of delivering multiple broadband services over a single infrastructure.

STRATEGY

     While this vision of network convergence is widely shared, there are divergent perceptions regarding how it will be achieved. Some equipment vendors envision that the converged network will be based on a completely new network infrastructure. We believe, however, that the transition to a converged all-service network will be an evolutionary process, one in which service providers will seek to maximize the value of their existing network investment. Our strategic initiatives, relationships and investments are intended to capitalize on this evolution. In addition, we are focused on leveraging our expertise to address the evolving and emerging needs of large enterprises and government customers whose focus on business continuity, disaster recovery and network reliability have led them to look to networking partners other than traditional service providers.

     In fiscal 2001, nearly 80% of Ciena’s revenue came from a single product category, long-haul optical transport equipment, and from a single customer segment, telco service providers. Since then, through internal development, acquisition and strategic relationships, we have significantly diversified our product portfolio and with it, our customer base. In addition to our historical focus on products and services addressed primarily to applications for telco service providers, Ciena now addresses applications for cable operators, government entities and large enterprises. We intend to continue to focus on these additional market segments and have created a wholly owned subsidiary, CIENA Government Solutions, Inc., for purposes of facilitating our government contracts activity.

     Our strategy is based on leveraging our key strengths to capitalize on service providers’ focus on new revenue opportunities and operational savings as they move toward converged voice and data networks as well as on the network efficiencies and reliability we can bring to bear on large enterprise and government networks. We believe our key strengths include our solid base of major customers, our position as an industry technology leader and our experience in successfully introducing economically driven network innovation.

     Since the decline in the communications equipment market began, our strategy has been to enhance our competitive position by continuing to invest in our business. This strategy entails taking steps to:

•	Expand our addressable market by adding new broadband service and delivery capabilities to our portfolio through internal development, acquisition and strategic relationships;

•	Increase our market share within our existing markets by enhancing the features and functions of current products and reducing their cost;

•	Increase our effort to develop, market and sell products and services focused on optimizing access and edge networks for broadband communication and enhanced enterprise data services;

•	Realign our resources to better reflect our market opportunities and focus on reducing ongoing operating expenses;

•	Broaden and diversify our customer base by expanding the range of solutions we provide and developing new sales channels and distribution arrangements to increase our exposure to enterprises and government customers; and

•	Increase sales to existing major customers by leveraging our new features, products and strategic relationships to establish Ciena as a strategic supplier.

     We believe restoring sustained profitability to Ciena requires simultaneous revenue growth and an internal transformation of our business and processes. Our efforts toward this transformation are well underway and will continue. They include:

•	Balancing continued strategic investment with careful cost control and prudent cash management;

•	Closely aligning development, sales and marketing investments with market opportunity;

•	Reducing fixed manufacturing overhead costs through outsourcing;

•	Improving gross margin by adding products with higher software content and devoting significant research and development resources to product cost reductions;

•	Expanding our service offerings and delivering them more profitably; and

•	Modifying our business processes to match the demands of our evolving customer base and product portfolio.

CIENA’S APPLICATION FOCUS

     Ciena focuses its research and development and sales and marketing efforts on developing and selling equipment, software and services that address the networking problems of our customers in the telco, cable, government and enterprise market segments and which enable them to exploit the new, high-value applications that are driving their businesses.

Telco Applications

     Ciena offers equipment, software and services focused on key telco applications including small business and residential services focused on the triple play of voice, video and data. Ciena also provides equipment, software and services to address applications for enterprise and data services, storage connectivity services, Ethernet converged services, Ethernet private line and virtual private line, data services gateway and frame relay, and ATM corporate services.

     Building on our heritage in optical communication and core networking, Ciena also provides a number of products designed to improve network infrastructure, such as IP/MPLS migration and convergence, broadband aggregation, end-to-end automated service provisioning, optical cross-connect, metro fiber buildouts, long-haul transport and switching and wireless aggregation.

Cable Applications

     Ciena offers equipment, software and services focused on cable provider applications including VoIP, video on demand, HDTV, fiber relief, convergence of commercial and residential services over a single optical switching and transport network, residential voice, video and data and wireless backhaul.

Government Applications

     Ciena also offers equipment, software and services focused on applications of particular interest to government entities, including research networks, storage extension for business continuance and disaster recovery, network consolidation, SONET/SDH evolution, long-haul transport and switching, and circuit-to-packet voice migration.

Enterprise Applications

     Ciena offers equipment, software and services focused on key enterprise applications including wide area network consolidation, maximizing enterprise fiber, data resource consolidation and storage extension for business continuance and disaster recovery.

BUSINESS SEGMENTS

     Ciena is organized into four separate business segments for both financial reporting and management purposes.

Broadband Access Group (BBG)

     Ciena’s broadband access group supplies customers with products that enable them to deliver next generation broadband access applications. This group was initially formed in May 2004 as a result of Ciena’s acquisition of Catena Networks. The products supported by this group include:

•	CNX-5™ Broadband DSL System

•	CNX-100™ Modular Broadband Loop Carrier

•	CN 1000™ Next-Generation Broadband Access Platform

•	CN 1000™ FX ONU Optical Networking Unit

Data Networking Group (DNG)

     Ciena delivers market-leading platforms for metropolitan network multiservice aggregation. Ciena’s DN series multiservice edge switching platform enhances bandwidth efficiency, provisioning, and scalability by converging traditional and emerging data services such as ATM, DSL, Frame Relay, TDM/CES, and IP/MPLS in the network core and at the edge. The platform also offers a safe migration path to IP/MPLS, while simultaneously supporting existing legacy services. The DN series of multiservice edge switches includes four different switches of varying capacity:

•	DN 7000™ Multiservice Edge Switch

•	DN 7050™ Multiservice Edge Switch

•	DN 7100™ Multiservice Edge Switch

•	DN 7200™ Multiservice Edge Switch

     The Data Networking group also manages Ciena’s relationship with Laurel Networks. Under the agreement with Laurel, which is exclusive as to certain designated customers, Ciena markets, sells and supports Laurel Networks’ service edge routers to communications service providers worldwide.

Global Network Services (GNS)

     Ciena provides a comprehensive portfolio of managed and consulting services for its products including:

•	Deployment services including network design, product installation, testing and commissioning Ciena access, data and optical networks;

•	Managed services including helpdesk, spares and logistics management, engineering dispatch, advanced technical support and hardware and software warranty extensions; and

•	Training and documentation services including product training, service partner certification and documentation services.

Transport and Switching Group (TSG)

     Ciena’s Transport and Switching Group combines into a consolidated group Ciena’s former core networking and metro and enterprise networking groups, and includes products acquired as a result of our acquisition of Internet Photonics.

Products supported by this group include:

•	CoreStream™ Agility Optical Transport System

•	MultiWave Sentry® 4000 Optical Transport System

•	MultiWave Sentry® 1600 Optical Transport System

•	MultiWave™ Metro

•	CoreStream™ System Optical Add/Drop Multiplexers (OADMs)

•	CoreDirector® family of intelligent optical core switches.

•	ONLINE Metro™ Multiservice DWDM Platform

•	MetroDirector K2™ Multiservice Platform

•	CN 4300™ Managed Optical Wavelength Services Aggregator

•	CN 3600™ Intelligent Optical Multiservice Switch

•	CN 2600™ Multiservice Edge Aggregator

•	CN 2300™ Managed Multiservice Access Multiplexer

•	CN 2200™ Managed Optical Services Multiplexer

•	CN 2130™ Managed Amplified Optical Add/Drop Multiplexer

•	CN 2110™ Dispersion Compensating Module

•	CN 2100™ Passive Wavelength Multiplexer

•	CN 2000™ Storage Extension Platform

PRODUCT DEVELOPMENT

     We believe that to be successful and remain technologically competitive in our industry, we must continue to develop new products that meet our customers’ evolving needs. We also must continue to enhance and maintain our existing products to maximize their functionality and commercial acceptance and reduce our overall costs of manufacturing these products. As a result, we have invested and expect to continue to invest in our products and their feature sets. Ciena’s research and development expenses (exclusive of stock compensation cost of $15.7 million, $12.8 million, and $6.5 million) were $239.6 million, $199.7 million and $198.9 million for fiscal 2002, fiscal 2003 and fiscal 2004, respectively. For more information regarding our research and development expenses, see Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

     Our product development process is driven by market demand and a close collaboration among our marketing, sales and product development organizations. We also incorporate feedback from our customers in the product development process. In some cases, we will work with and make strategic investments in partners to develop new or modify existing products. In addition, we participate in industry and standards organizations where appropriate and incorporate information from these contacts throughout the product development process.

MARKETING AND DISTRIBUTION

     We are focused on selling our communications networking equipment, software and services by building long-term relationships with service providers, cable operators, governments, enterprises, and other customers through our direct sales efforts and channel relationships. We maintain a direct sales presence in locations throughout the United States, Latin America, Canada, Europe and Asia. Through these offices we sell and support the products of our business segments. We also maintain a channel program with a dedicated team that works with resellers, systems integrators and service providers to sell and market our solutions to service providers, governments and enterprises.

     In support of its worldwide sales efforts, Ciena conducts marketing communications programs intended to position and promote its equipment, software and services within the communications networking industry. Marketing personnel also coordinate our participation in trade shows and conduct media relations activities with trade and general business publications.

MANUFACTURING

     Ciena relies on electronic manufacturing service (EMS) providers that offer full turnkey manufacturing for the assembly and test of the majority of our products. We work closely with these EMS providers to manage material, quality, cost and delivery times. We continue to perform a significant portion of the module assembly and testing of our legacy long-haul wave division multiplexing (WDM) products. For our most recent long-haul WDM product releases, we outsource all module assembly and functional testing. We manufacture in-house all the in-fiber Bragg gratings used in all our long-haul WDM products. While many products undergo final system integration and test prior to shipment from our Maryland facility, we also employ a direct order fulfillment model with some of our EMS providers where they perform final system integration and test prior to direct shipment to our customers from their facilities. We will continue to evaluate the extent to which EMS providers can provide, turnkey manufacturing, testing and value-added services across all of our product lines on a reliable and cost-effective basis, and we expect to increasingly rely upon direct order fulfillment by our EMS providers.

COMPETITION

     Competition among providers of communications networking equipment, software and services is intense, and has become increasingly so as the market for communications networking solutions has declined. Competition in these markets is based on price, functionality, manufacturing capability, installation, services, existing business and customer relationships, scalability and the ability of the products and services to meet customers’ immediate and future network requirements. Competition is dominated by a small number of very large, usually multi-national, vertically integrated companies. Each of these competitors has substantially greater financial, technical and marketing resources, and greater manufacturing capacity as well as better established relationships with the incumbent carriers than Ciena. Included among Ciena’s competitors are: Advanced Fibre Communications, Inc., Alcatel, Cisco Systems, Inc., Ericsson, Fujitsu Group, Hitachi Ltd., Huawei Technologies Co. Ltd., Lucent Technologies Inc., Marconi Corporation, NEC Corporation, Nortel Networks, Siemens AG, Tellabs, Inc., UTStarcom Incorporated and ZTE Corporation. There are also several smaller, but established companies, such as ADVA AG Optical Networking, and Sycamore Networks, Inc., that offer one or more products that compete directly or indirectly with our offerings. In addition, there are a variety of earlier-stage companies with products targeted at the communications networking market in some stage of development or deployment, most of them employing advanced technology that could offer advantages over products offered by Ciena.

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY RIGHTS

     As of October 31, 2004, Ciena held 264 United States patents and 408 pending U.S. patent applications. We also have a number of foreign patents and patent applications. Of the United States patents that have been issued to Ciena, the earliest any will expire is 2015. In addition, Ciena has licensed patents from third parties. Ciena also licenses from third parties certain software components for its network management products. These licenses are perpetual but will generally terminate after an uncured breach of the agreement by Ciena. Ciena also relies on contractual rights, trade secrets and copyrights to establish and protect its proprietary rights in its products.

     Ciena monitors unauthorized use of its products and enforces its intellectual property rights against infringement or misappropriation, including by making assertions of patent infringement and filing patent infringement lawsuits when warranted. We have also been subject to several claims of patent infringement, which in some cases have required us to pay the patent holders substantial sums or enter into license agreements requiring ongoing royalty payments. The frequency of assertions of patent infringement in the field of communications networking equipment is increasing as patent holders seek alternative sources of revenue and competitors utilize such tactics to their competitive advantage. Such actions can be costly and may require Ciena to take patent licenses or to redesign or stop selling products that allegedly infringe patents belonging to others.

     Ciena’s practice is to require its employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements with Ciena. These agreements acknowledge Ciena’s exclusive ownership of all intellectual property developed by the individual during the course of his or her work with Ciena. The agreements also require that each person maintain the confidentiality of all proprietary information disclosed to them. In jurisdictions where these agreements are enforceable, Ciena employees of the rank of vice president or higher generally sign an agreement not to compete with Ciena for a period of twelve months following any termination of employment.

     CIENA®, LightWorks ON-Center®, MULTIWAVE®, CoreDirector®, COREDIRECTOR CL®, MULTIWAVE METRO®, MULTIWAVE SENTRY® and SMARTSPAN® are federally registered trademarks of Ciena Corporation. CORESTREAM™, FASTMESH™, FLEXIBLE CONCATENATION™, LIGHTWORKS™, LIGHTWORKS eOS™, LIGHTWORKS iOS™, LIGHTWORKS OS™, LIGHTWORKS TOOLKIT™, METRODIRECTOR K2™, MULTIWAVE METRO ONE™, ON-CENTER™, ONLINE™; ONWAVE™; OPTX™; OSRP™, SIMPLY SMARTER LIGHT™, SMARTSUPPORTSM, SMARTTOOLSSM, VLSR™, WAVEDIRECTOR™; WAVELOCK™, WAVELOGIC™, AND WAVEWATCHER™ are trademarks and service marks of Ciena Corporation. Unauthorized use of any Ciena trademark, service mark or logo is prohibited.

EMPLOYEES

     As of October 31, 2004, Ciena and its subsidiaries employed 1,651 persons. None of Ciena’s employees are currently represented by a labor union and Ciena considers its relations with its employees to be good.

DIRECTORS AND EXECUTIVE OFFICERS

     The table below sets forth certain information concerning each of the directors and executive officers of Ciena:

Name	Age	Position
Patrick H. Nettles, Ph.D. (1)	61	Executive Chairman of the Board of Directors
Gary B. Smith (1)	44	President, Chief Executive Officer and Director
Stephen B. Alexander	45	Senior Vice President, General Manager of Transport and Switching
Steve W. Chaddick	53	Senior Vice President, Chief Strategy Officer
Joseph R. Chinnici	50	Senior Vice President, Finance and Chief Financial Officer
James F. Collier III	46	Senior Vice President, World Wide Sales
James Frodsham	38	Senior Vice President, General Manager, Broadband Access Group
Jim Hjartarson	48	Senior Vice President, Broadband Architecture and Market Development
Laura Howard	43	Senior Vice President, Marketing and Corporate Development
Jesús León	60	Senior Vice President, Chief Development Officer
Robert A. O’Neil	46	Senior Vice President, General Manager of Data Networking
Arthur Smith, Ph.D.	38	Senior Vice President, Global Operations
Russell B. Stevenson, Jr.	63	Senior Vice President, General Counsel and Secretary
Andrew C. Petrik	41	Vice President, Controller and Treasurer
Stephen P. Bradley, Ph.D. (1)(3)(4)	63	Director
Harvey B. Cash (1)(2)(4)	66	Director
Don H. Davis, Jr. (1)(2)	65	Director
John R. Dillon (1)(3)	63	Director
Lawton W. Fitt (1)(3)	51	Director
Judith M. O’Brien (1)(2)(4)	54	Director
Michael J. Rowny (1)(3)	54	Director
Gerald H. Taylor (1)(2)	63	Director

(1)	Ciena’s Directors hold staggered terms of office, expiring as follows: Ms. O’Brien and Messrs. Cash and Smith in 2005; Messrs. Bradley, Davis and Taylor in 2006; and Ms. Fitt and Messrs. Dillon, Nettles and Rowny in 2007.

(2)	Member of the Compensation Committee

(3)	Member of the Audit Committee

(4)	Member of the Governance and Nominations Committee

     Patrick H. Nettles, Ph.D. has served as Executive Chairman of the Board of Directors since May 2001. From October 2000 to May 2001, Dr. Nettles was Chairman of the Board and Chief Executive Officer, and he was President, Chief Executive Officer and Director from April 1994 to October 2000. Dr. Nettles serves as a Trustee for the California Institute of Technology and also serves on the Advisory Board to the President at Georgia Institute of Technology. Dr. Nettles also serves on the board of directors of Axcelis Technologies, Inc., Carrius Technologies, Inc. and The Progressive Corporation.

     Gary B. Smith has served as Chief Executive Officer since May 2001 and as President, Chief Operating Officer and a Director of Ciena since October 2000. Mr. Smith served as Senior Vice President, Chief Operating Officer from August 1999 to October 2000. Mr. Smith served as Senior Vice President, Worldwide Sales from September 1998 to August 1999, and he was previously Vice President of International Sales since joining Ciena in November 1997. Mr. Smith currently serves on the board of directors for CommVault Systems, Inc. and the American Electronics Association, and also serves as a commissioner for Global Information Infrastructure Commission.

     Stephen B. Alexander joined Ciena in 1994 and has served as Senior Vice President and Chief Technology Officer of Ciena since January 2000 and General Manager of Transport and Switching since October 2004. Mr. Alexander served as Ciena’s Vice President and Chief Technology Officer from September 1998 to January 2000.

     Steve W. Chaddick joined Ciena in 1994 and has served as Chief Strategy Officer since May 2001 and served as Senior Vice President, Corporate Marketing and Strategy from January 2002 to October 2004. Mr. Chaddick served as Senior Vice President, Systems and Technology from February 2000 to May 2001. Between July 1999 and February 2000, Mr. Chaddick served as President of Ciena’s Core Switching Division. From August 1998 to July 1999, Mr. Chaddick served as Ciena’s Senior Vice President, Strategy and Corporate Development. Mr. Chaddick serves on the board of directors of VistaScape Security Systems Corp.

     Joseph R. Chinnici joined Ciena in 1994 and has served as Ciena’s Senior Vice President, Finance and Chief Financial Officer since August 1997. Mr. Chinnici serves on the board of directors for Guilford Pharmaceuticals Inc. and Brix Networks, Inc.

     James F. Collier III has served as Senior Vice President, World Wide Sales since May 2004. Mr. Collier served as Senior Vice President, Corporate Development from June 2003 to May 2004. Mr. Collier served as Ciena’s Vice President, North American Sales between May 2002 and May 2003. Prior to joining Ciena, Mr. Collier was employed by Nortel as Vice President of Major Accounts from April 2001 to April 2002 and as Vice President of Business Management, Wireless Networks Division from January 1997 to April 2001.

     James Frodsham has served as Senior Vice President, General Manager of the Broadband Access Group since October 2004 and served Senior Vice President, General Manager of Ciena’s former Metro and Enterprise Solutions Group from May 2004 to October 2004. From August 2000 to January 2003, Mr. Frodsham served as chief operating officer and as a member of the board of directors of Innovance Networks, an optical networking company. Prior to that, Mr. Frodsham was employed for 13 years with Nortel Networks in optical networking at the component and systems level, lastly as Vice President, PLM Optical Networking Group, from December 1998 to June 2000. Mr. Frodsham serves on the board of directors of Innovance Networks.

     Jim Hjartarson has served as Senior Vice President, Broadband Architecture and Market Development since October 2004. Mr. Hjartarson previously served as Senior Vice President, General Manager, Broadband Access Group from May 2004 to October 2004. From January 1999 to May 2004, Mr. Hjartarson served in numerous positions, including President, Chief Executive Officer, Director, Executive Vice President of Engineering, and Chief Technical Officer, for Catena Networks, a company that Mr. Hjartarson co-founded that was acquired by Ciena in May 2004. Prior to founding Catena, Mr. Hjartarson was Vice President and General Manager at Cadence Design Systems and served in numerous positions during a 16 year career at Nortel, including Director of Global Loop and Access Technology. Mr. Hjartarson serves on the board of directors of the Telecommunications Industry Association.

     Laura Howard has served as Senior Vice President, Marketing and Corporate Development since September 2004. Prior to joining Ciena, Ms. Howard served as Chief Marketing Officer for ProQuent Systems, a wireless network solutions company, from January 2004 to September 2004. From February to May of 2003, Ms. Howard served as Chief Marketing Officer for Enterasys Networks. From May 2000 until June of 2002, Ms. Howard served as Senior Vice President of Marketing, Product Management and Business Development for communications equipment start-up, Gotham Networks. From November 1998 to May 2000, Ms. Howard served as Senior Vice President of Marketing for Ericsson Data Networking, an operating division of Ericsson, AB. Ms. Howard has also previously held executive positions in marketing, product management and business development for, 3Com Corporation, Shiva Corporation and Sun Microsystems.

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

     Robert A. O’Neil has served as Senior Vice President, General Manager of Data Networking since November 2003. Mr. O’Neil served as Vice President of Data Networking for Ciena from June 2003 to November 2003. From November 2002 until he joined Ciena, Mr. O’Neil served as Vice President of Sales of WaveSmith Networks, which was acquired by Ciena in June 2003. From January 2001 to November 2002, Mr. O’Neil was a Venture Partner of Bessemer Venture Partners, a venture capital firm. From April 1998 to December 2002, Mr. O’Neil served as the Vice President of Sales, Network Access Division of Nortel.

     Arthur Smith, Ph.D. has served as Senior Vice President, Global Operations since September 2003. Previously, Dr. Smith served as Senior Vice President, Worldwide Customer Services and Support from June 2002 to September 2003 and as Senior Vice President, Core Transport Division from May 2001 through June 2002. Prior to May 2001, Dr. Smith held engineering management positions in Ciena’s Transport Division since joining Ciena in May 1997.

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

     Andrew C. Petrik joined Ciena in 1996 and has served as Vice President, Controller and Treasurer of Ciena since August 1997.

     Stephen P. Bradley, Ph.D. has served as a Director of Ciena since April 1998. Professor Bradley is the William Ziegler Professor of Business Administration and teaches Competitive and Corporate Strategy in the Advanced Management Program at the Harvard Business School. A member of the Harvard faculty since 1968, Professor Bradley is also Chairman of Harvard’s Executive Program in Competition and Strategy: Building and Sustaining Competitive Advantage. Professor Bradley serves on the board of directors of the Risk Management Foundation of the Harvard Medical Institutions and Ameriss Corporation.

     Harvey B. Cash has served as a Director of Ciena since April 1994. Mr. Cash is a general partner of InterWest Partners, a venture capital firm in Menlo Park, California that he joined in 1985. Mr. Cash serves on the board of directors of i2 Technologies Inc., Silicon Laboratories, Inc., First Acceptance Corp., Airspan Networks, Inc., Staktek Holdings, Inc., Voyence Inc. and Resolution EBS Inc.

     Don H. Davis, Jr. has served as a Director of Ciena since March 2002. Mr. Davis has been Chairman of Rockwell Automation, Inc. since 1998 (Rockwell International Corporation changed its name to Rockwell Automation, Inc. on June 29, 2001) and served as Chief Executive Officer from 1998 to February 2004. Mr. Davis previously served as Executive Vice President and Chief Operating Officer with responsibility for Rockwell International’s automation and former semiconductor systems and automotive components businesses. Mr. Davis also serves on the boards of Illinois Tool Works, Inc. and Journal Communications, Inc. and is a member of the Business Council, the Business Roundtable, and The Conference Board. Mr. Davis is also a past chairman of the Board of Governors of the National Electrical Manufacturers Association, Washington, DC.

     John R. Dillon has served as Director of Ciena since October 1999. Mr. Dillon has served in a variety of positions at The Coca-Cola Company, Scientific-Atlanta, Inc. and Fuqua National. Mr. Dillon joined Cox Enterprises in 1980 and, until his retirement in 1996, served as Senior Vice President, Chief Financial Officer and director.

     Lawton W. Fitt has served as a Director of Ciena since November 2000. Ms. Fitt has served as Director of the Royal Academy of Arts in London since October 2002. Ms. Fitt resigned from the Royal Academy of Arts in December 2004 and anticipates departing in the first half of 2005. Ms. Fitt was an investment banker with Goldman Sachs & Co. from 1979 to October 2002, where she was a partner from 1994 and a managing director from 1996 to October 2002. Ms. Fitt is a trustee of the Darden School Foundation and a director of Reuters PLC.

     Judith M. O’Brien has served as a Director of Ciena since July 2000. Since February 2001, Ms. O’Brien has been a Managing Director at Incubic L.L.C., a venture capital firm in Mountain View, California. From February 1984 until February 2001, Ms. O’Brien was a partner with Wilson Sonsini Goodrich & Rosati, where she specialized in corporate finance, mergers and acquisitions and general corporate matters. Ms. O’Brien serves on the board of directors of Arcturus Bioscience, Inc., GeoVector Corporation, Grandis Inc., Memec Group Holdings Limited and Mistletoe Technologies, Inc.

     Michael J. Rowny has served as a Director of Ciena since August 2004. Mr. Rowny has been Chairman of Rowny Capital, a private equity firm, since 1999. From 1994 to 1999, and previously from 1983 to 1986, Mr. Rowny was with MCI Communications in positions including President and Chief Executive Officer of MCI’s International Ventures, Alliances and Correspondent group, acting Chief Financial Officer, Senior Vice President of Finance, and Treasurer. Mr. Rowny serves on the board of directors of Intelliden Corporation, Llamagraphics, Inc. and is chairman of Step 9 Software Corporation.

     Gerald H. Taylor has served as a Director of Ciena since January 2000. Mr. Taylor serves as a Managing Member of MortonsGroup, LLC and serves on the board of directors of Lafarge North America Inc. From 1996 to 1998, Mr. Taylor was Chief Executive Officer of MCI Communications Corporation.

Item 2. Properties

     As of October 31, 2004, all of Ciena’s properties are leased. Ciena’s principal executive offices are located in Linthicum, Maryland. We lease nine facilities related to ongoing operations of our four business segments and related functions. These include four buildings located at various sites near Linthicum, Maryland, one as an engineering facility, two as manufacturing facilities, and one as an administrative and sales facility. Ciena also has engineering and/or service facilities located in Alpharetta, Georgia; Shrewsbury, New Jersey; Durham, North Carolina; Acton, Massachusetts; and Kanata, Ontario. Ciena also leases various small offices in the United States and abroad to support its sales and services. We believe the facilities we are now using are adequate and suitable for business requirements.

     Ciena leases a number of properties that we no longer occupy. As part of its restructuring costs, Ciena provides for the estimated cost of the net lease expense for these facilities. The cost is based on the fair value of the future minimum lease payments under contractual obligations offset by the fair value of the estimated future sublease payments. As of October 31, 2004, Ciena’s accrued restructuring liability related to these properties was $79.9 million. If actual market conditions are less favorable than those projected by management, additional restructuring costs associated with these facilities may be required. For additional information regarding Ciena’s lease obligations, See Item 8. “Financial Statements and Supplementary Data.”

Item 3. Legal Proceedings

     On October 3, 2000, Stanford University and Litton Systems filed a complaint in the United States District Court for the Central District of California alleging that optical fiber amplifiers incorporated into Ciena’s products infringe U.S. Patent No. 4,859,016 (the “‘016 Patent”). The complaint seeks injunctive relief, royalties and damages. We believe that we have valid defenses to the lawsuit and intend to defend it vigorously. On October 10, 2003, the court stayed the case pending final resolution of matters before the U.S. Patent and Trademark Office (the “PTO”), including a request for and disposition of a reexamination of the ‘016 Patent. On October 16, 2003 and November 2, 2004, the PTO granted reexaminations of the ‘016 Patent, thus resulting in a continuation of the stay of the case.

     On July 19, 2000, Ciena and CIENA Properties, Inc., a wholly owned subsidiary that was merged into Ciena on October 29, 2004, filed a complaint in the United States District Court for the District of Delaware requesting damages and injunctive relief against Corvis Corporation, which was renamed Broadwing Corporation (“Broadwing”) in October 2004. The suit charged Broadwing with infringing four patents relating to Ciena’s optical networking communication systems and technology. A jury trial to determine whether Broadwing is infringing these patents commenced on February 10, 2003. On February 24, 2003, the jury decided that Broadwing was infringing on Ciena’s U.S. Patent No. 5,938,309 (the “‘309 Patent”), relating to inverse multiplexing. The jury decided that Broadwing was not infringing on two other Ciena patents and was deadlocked with respect to Broadwing’s infringement on the fourth patent, U.S. Patent No. 5,504,609 (the “‘609 Patent”), relating to wave division multiplexing. This trial was immediately followed by a trial on Broadwing’s affirmative defenses based on the validity of the ‘309 Patent and the U.S. Patent No. 5,557,439, one of the patents that the jury found was not infringed by Broadwing. On February 28, 2003, the jury in this trial determined that the patents were valid. In April 2003, following a third trial, another jury decided that Broadwing was infringing Ciena’s ‘609 Patent, on which the previous jury had deadlocked. Based on these favorable verdicts collectively holding that Broadwing is infringing two valid Ciena patents, Ciena moved for an injunction to prohibit the sale by Broadwing of the infringing products. On September 9, 2004, the United States District Court for the District of Delaware entered judgment on the jury verdicts and granted Ciena’s motion for an injunction against Broadwing relating to the ‘309 Patent and denied Ciena’s motion for an injunction relating to the ‘609 Patent. On September 17, 2004, Ciena filed a motion requesting that the Court reconsider its injunction ruling relating to the ‘609 Patent and, on the same date, the Court indicated by order its intent to reconsider the denial of an injunction with respect to the ‘609 Patent. The parties await the Court’s ruling on the ‘609 Patent injunction issue. On November 15, 2004, the parties completed briefing on motions for judgment as a matter of law and a new trial filed by both Ciena and Broadwing with respect to certain aspects of the jury verdicts. On October 7, 2004, Broadwing’s counsel filed a request for ex parte re-examination of the ‘309 Patent with the PTO.

     As a result of our merger with ONI Systems Corp. in June 2002, we became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of ONI’s common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Ms. Davis have been dismissed from the action without prejudice pursuant to a tolling agreement. In July 2004, following mediated settlement negotiations, the plaintiffs, the issuer defendants (including Ciena), and their insurers entered into a settlement agreement, whereby the plaintiffs’ cases against the issuers are to be dismissed. This settlement is subject to court approval and will not require Ciena to pay any fees or other amounts. The settling parties have moved the court for approval of the settlement, which motion has been opposed by the underwriter defendants.

     Ciena and ONI Systems were previously defendants in two separate lawsuits filed by Nortel Networks in the United States District Court for the Eastern District of Texas and United States District Court for the Northern District of California. The suits alleged, among other things, infringement of Nortel patents by ONI and Ciena products. In January 2003, Ciena agreed to make a one-time payment of $25 million to Nortel and in exchange Nortel granted Ciena a license under the patents that were the subject of the lawsuit and certain related patents. Both lawsuits above were dismissed and Nortel and Ciena agreed not to sue each other for patent infringement for a two year period that expires on January 17, 2005. During the two year period, Ciena and Nortel Networks have sought to negotiate an acceptable cross-license arrangement but no such agreement has been reached.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2004.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

     Ciena’s Common Stock is traded on the NASDAQ National Market under the symbol “CIEN”. The following table sets forth for the fiscal periods indicated the high and low sales prices of the Common Stock, as reported on the NASDAQ National Market.

	Price Range of Common Stock
	High	Low
Fiscal Year 2003
First Quarter ended January 31	$7.74	$3.49
Second Quarter ended April 30	$6.12	$4.19
Third Quarter ended July 31	$6.74	$4.80
Fourth Quarter ended October 31	$7.45	$5.10
Fiscal Year 2004
First Quarter ended January 31	$8.14	$5.63
Second Quarter ended April 30	$7.44	$4.06
Third Quarter ended July 31	$4.20	$2.66
Fourth Quarter ended October 31	$2.93	$1.67

     The market price of Ciena’s Common Stock has fluctuated significantly and may be subject to significant fluctuations in the future. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     As of December 6, 2004, there were approximately 2,677 holders of record of Ciena’s Common Stock and 571,762,211 shares of Common Stock outstanding.

     Ciena has never paid cash dividends on its capital stock. If and when we return to profitability, we intend to retain earnings for use in our business, and we do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

     The following selected consolidated financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in Item 8. “Financial Statements and Supplementary Data.” Ciena has a 52 or 53 week fiscal year, which ends on the Saturday nearest to the last day of October in each year. For purposes of financial statement presentation, each fiscal year is described as having ended on October 31. Fiscal 2000, fiscal 2002, fiscal 2003, and fiscal 2004 comprised 52 weeks and fiscal 2001 comprised 53 weeks.

Balance Sheet Data:

	As of October 31,
	(in thousands)
	2000	2001	2002	2003	2004
Cash, cash equivalents, short term and long-term investments	$238,318	$1,795,141	$2,078,464	$1,626,218	$1,285,578
Total assets	1,027,201	3,317,301	2,751,022	2,378,165	2,137,054
Long-term obligations, excluding current portion	4,882	869,865	999,935	861,149	824,053
Stockholders’ equity	$809,835	$2,128,982	$1,527,269	$1,330,817	$1,154,422

Statement of Operations Data:

	Year Ended October 31,
	(in thousands, except per share data)
	2000	2001	2002	2003	2004
Revenue	$858,750	$1,603,229	$361,155	$283,136	$298,707
Cost of goods sold	477,393	904,549	596,034	210,091	226,954

Gross profit (loss)	381,357	698,680	(234,879)	73,045	71,753

Operating expenses:
Research and development	125,434	235,831	239,619	199,699	198,850
Selling and marketing	90,922	146,949	130,276	103,193	108,259
General and administrative	33,960	57,865	52,612	38,478	27,274
Stock compensation costs:
Research and development	—	17,783	15,672	12,824	6,514
Selling and marketing	—	8,378	3,560	2,728	4,051
General and administrative	40	15,206	1,092	1,225	1,318
Amortization of intangible assets	438	4,413	8,972	17,870	30,839
In-process research and development	—	45,900	—	2,800	30,200
Restructuring costs	—	7,039	98,093	13,575	57,107
Goodwill impairment	—	1,719,426	557,286	—	371,712
Long-lived asset impairment	—	8,400	127,336	47,176	15,926
Recovery of sale, export, use tax liabilities and payments	—	—	—	—	(5,388)
Provision (benefit) for doubtful accounts	28,010	(6,579)	14,813	—	(2,794)
Settlement of accrued contract obligation	(8,538)	—	—	—	—
Amortization of goodwill	3,197	177,786	—	—	—

Total operating expenses	273,463	2,438,397	1,249,331	439,568	843,868

Income (loss) from operations	107,894	(1,739,717)	(1,484,210)	(366,523)	(772,115)
Interest and other income, net	13,020	63,579	61,145	42,959	22,908
Interest expense	(340)	(30,591)	(45,339)	(36,331)	(26,813)
Loss on equity investments, net	—	—	(15,677)	(4,760)	(4,107)
Loss on extinguishment of debt	—	—	(2,683)	(20,606)	(8,216)

Income (loss) before income taxes	120,574	(1,706,729)	(1,486,764)	(385,261)	(788,343)
Provision for income taxes	39,187	87,333	110,735	1,256	1,121

Net income (loss)	$81,387	$(1,794,062)	$(1,597,499)	$(386,517)	$(789,464)

Basic net income (loss) per common share	$0.29	$(5.75)	$(4.37)	$(0.87)	$(1.51)

Diluted net income (loss) per common and dilutive potential common share	$0.27	$(5.75)	$(4.37)	$(0.87)	$(1.51)

Weighted average basic common shares outstanding	281,621	311,815	365,202	446,696	521,454

Weighted average basic common and dilutive potential common shares outstanding	299,662	311,815	365,202	446,696	521,454

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and Ciena’s consolidated financial statements and notes thereto included elsewhere in this report on Form 10-K.

Overview

     In early 2001, the telecommunications industry began a severe decline, and our dominant historical customer base, communications carriers, responded by curtailing network build-outs and reducing their overall capital expenses. As a result, the market for our core networking products and our revenue declined sharply. While we expect that most major carriers will hold their aggregate capital spending flat for the next several years, we believe that communications service providers, cable operators, governments and enterprises will make significant investments in next-generation equipment, particularly equipment that resides at the edge of communications networks and enables the creation and delivery of new high-bandwidth data services.

     During the past three years, we have undertaken a number of significant efforts to position Ciena to realize these market opportunities and leverage our historical focus and expertise in core networking. Through acquisitions, strategic relationships with equipment suppliers and internal development, we have sought to expand our addressable market, diversify our customer base and broaden our networking solutions portfolio. During fiscal 2002, we acquired ONI Systems Corp., which provided our customers with a broader and more comprehensive set of optical transport and access products for metropolitan networks and enterprises. Through our acquisitions of WaveSmith Networks and Akara Corporation during fiscal 2003, we bolstered our presence in the telco and enterprise markets and added multi-service switching and extended storage solutions. In May 2004, we completed our acquisitions of Catena Networks and Internet Photonics. Through the Catena acquisition, we added broadband access solutions that enable the delivery of traditional “plain old telephone service” (POTS), DSL, video services, and VoIP from a single, integrated platform. Through the Internet Photonics acquisition, we added carrier-grade optical Ethernet transport and switching solutions for deployment of Ethernet private-line services by cable operators and carriers. We believe the broadband access market is positioned to benefit as service providers shift spending to target the access portions of their networks to enable increased residential access to high-bandwidth services such as DSL, video on demand and HDTV.

     We have taken steps to expand our sales channels beyond direct sales to service providers, developing a growing number of distribution arrangements and other strategic relationships that target enterprise and government customers. One of the results of the expansion of our product portfolio and increase in our sales channels has been the diversification of our customer base. During fiscal 2002, AT&T and Sprint each represented more than 10% of Ciena’s total revenue. During fiscal 2003, AT&T and Qwest each represented more than 10% of Ciena’s total revenue. During fiscal 2004, SAIC was the only customer that represented more than 10% of Ciena’s total revenue.

     We are focused on reducing our ongoing operating expenses and realigning our resources to better reflect our market opportunities and changing product mix. As part of this strategy we have reduced staff from 3,778 employed on October 31, 2001 to 2,118 employed on October 31, 2002 to 1,816 employed as of October 31, 2003 to 1,651 employed as October 31, 2004 and closed several facilities, including the closure of our San Jose, California facility on September 30, 2004. While our operating expenses have fluctuated due to acquisitions, restructuring and asset impairments, we have taken significant steps to reduce on-going operating expenses. Consistent with our overall strategy, we plan to continue to seek a reduction in operating expenses in fiscal 2005, in order to strike an appropriate balance between ongoing strategic investment in our business, careful expense control and prudent cash management.

     During 2004, we reorganized the internal structure of our sales and engineering functions to better align these operations with our expanded product portfolio and to better support our new markets. We reorganized our operations effective as of the second quarter of fiscal 2004 into multiple operating segments for the purpose of making operating decisions and assessing performance. Those operating segments were the following: Core Networking Group (CNG); Metro and Enterprise Solutions Group (MESG); Data Networking Group (DNG); and Global Network Services (GNS). During the third quarter of fiscal 2004 the Broadband Access Group (BBG) was organized from the operations of Catena. In October 2004, in order improve operational efficiencies, operating decisions and assess performance, we combined the operations of CNG and MESG and formed the Transport and Switching Group (TSG).

     The decline and shift in our customers’ spending patterns, and our efforts to reposition Ciena, including the acquisitions we made, have had a number of significant effects on our business during the last three fiscal years including the following:

•	We have begun to see results of our efforts to expand and diversify our products, markets and customer base. The percentage of revenue from transport and switching products declined from 84.2% in fiscal 2002 to 80.6% in fiscal 2003 to 65.5% in fiscal 2004. The percentage of revenue from data networking products and broadband access products increased from 0% in fiscal 2002 to 4.4% in fiscal 2003 to 18.3% in fiscal 2004.

•	As a result of our acquisitions we have incurred charges for in-process research and development of $0.0 million, $2.8 million and $30.2 million in fiscal 2002, fiscal 2003 and fiscal 2004, respectively, and have also incurred intangible asset amortization expense of $9.0 million, $17.9 million and $30.8 million in fiscal 2002, fiscal 2003, and fiscal 2004, respectively.

•	The sharp decline in demand for our long distance optical transport equipment products caused us to incur $286.5 million of costs related to obsolete inventory and excess purchase commitments during fiscal 2002.

•	The need to reduce the size of our operations, in response to the shrinking demand for our products, caused us to incur restructuring charges of $98.1 million, $13.6 million, and $57.1 million during fiscal 2002, fiscal 2003 and fiscal 2004, respectively.

•	As a result of the decline in the forecasted demand for our products, along with the reduction in valuations of comparable businesses, we incurred goodwill impairments of $557.3 million, $0.0 million and $371.7 million in fiscal 2002, fiscal 2003 and fiscal 2004, respectively. As a result of this decline we also incurred long-lived asset impairments of $127.3 million, $47.2 million and $15.9 million in fiscal 2002, fiscal 2003 and fiscal 2004 respectively.

•	Uncertainties relating to our customers’ financial conditions resulted in charges of bad debt expense of $14.8 million in fiscal 2002, the recovery of doubtful accounts of $2.8 million in fiscal 2004 and the recovery of sale, export, use tax liabilities and payments of $5.4 million in fiscal 2004.

•	We made several investments in privately held technology companies. The decline in the value of these investments resulted in the loss of $15.7 million, $4.8 million and $4.1 million during fiscal 2002, fiscal 2003, and fiscal 2004, respectively.

•	As a result of net losses during fiscal 2002 and projected future net losses, Ciena recorded a net income tax charge of $110.7 million to establish a valuation allowance against its deferred tax assets.

     Ciena’s net losses of $1,597.5 million, $386.5 million and $789.5 million, in fiscal 2002, fiscal 2003 and fiscal 2004, respectively, were primarily attributable to the factors listed above.

Results of Operations

Fiscal 2003 compared to fiscal 2004

Revenue, cost of goods sold and gross profit

     Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, training costs, royalties, license fees, direct technical support costs, cost of excess and obsolete inventory and overhead related to manufacturing, technical support and engineering, furnishing and installation operations.

     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit from the fiscal 2003 to fiscal 2004.

	Fiscal Year
					Increase
	2003	%*	2004	%*	(decrease)	%**
Revenue:
Products	$240,772	85.0	$250,210	83.8	$9,438	3.9
Services	42,364	15.0	48,497	16.2	6,133	14.5

Total revenue	283,136	100.0	298,707	100.0	15,571	5.5

Costs:
Products	153,602	54.2	186,461	62.4	32,859	21.4
Services	56,489	20.0	40,493	13.6	(15,996)	(28.3)

Total cost of goods sold	210,091	74.2	226,954	76.0	16,863	8.0

Gross profit	$73,045	25.8	$71,753	24.0	$(1,292)	(1.8)

*	Denotes % of total revenue

**	Denotes % change from fiscal 2003 to fiscal 2004

     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit from fiscal 2003 to fiscal 2004.

	Fiscal Year
					Increase
	2003	%*	2004	%*	(decrease)	%**
Product revenue	$240,772	100.0	$250,210	100.0	$9,438	3.9
Product cost of goods sold	153,602	63.8	186,461	74.5	32,859	21.4

Product gross profit	$87,170	36.2	$63,749	25.5	$(23,421)	(26.9)

*	Denotes % of product revenue

**	Denotes % change from fiscal 2003 to fiscal 2004

     The table below (in thousands, except percentage data) sets forth the changes in service revenue, service cost of goods sold and service gross profit (loss) from fiscal 2003 to fiscal 2004.

	Fiscal Year
					Increase
	2003	%*	2004	%*	(decrease)	%**
Service revenue	$42,364	100.0	$48,497	100.0	$6,133	14.5
Service cost of goods sold	56,489	133.3	40,493	83.5	(15,996)	(28.3)

Service gross profit (loss)	$(14,125)	(33.3)	$8,004	16.5	$22,129	156.7

*	Denotes % of service revenue

**	Denotes % change from fiscal 2003 to fiscal 2004

     The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenues from fiscal 2003 to fiscal 2004.

	Fiscal Year
					Increase
	2003	%*	2004	%*	(decrease)	%**
Domestic	$178,564	63.1	$221,456	74.1	$42,892	24.0
International	104,572	36.9	77,251	25.9	(27,321)	(26.1)

Total	$283,136	100.0	$298,707	100.0	$15,571	5.5

*	Denotes % of total revenue

**	Denotes % change from fiscal 2003 to fiscal 2004

     Historically, we have relied on a limited number of customers for a substantial portion of our revenue. During fiscal 2003 and fiscal 2004, certain customers each accounted for at least 10% of our revenues during the respective periods as follows (in thousands, except percentage data):

	Fiscal Year
	2003	%*	2004		%**
Qwest	$31,148	11.0	$	*	—
AT&T	39,444	13.9		*	—
SAIC	*	—		46,557	15.6

Total	$70,592	24.9		$46,557	15.6

*	Denotes revenues recognized less than 10% for the period

**	Denotes % of total revenue

Revenue

•	Product revenue increased from fiscal 2003 to fiscal 2004, primarily due to sales of our newly acquired broadband access products and increased sales of our data networking products, partially offset by decreased sales from our transport and switching products.

•	Service revenue increased from fiscal 2003 to fiscal 2004 due to increased sales of maintenance contracts.

•	Domestic revenue increased from fiscal 2003 to fiscal 2004 primarily due to sales of our newly acquired broadband access products, and increased sales of our data networking products and maintenance services

•	International revenue decreased from fiscal 2003 to fiscal 2004 primarily due to decreased sales of our transport and switching products outside the U.S.

Gross profit

•	Gross profit as a percentage of revenue decreased from fiscal 2003 to fiscal 2004 largely due to the sale of lower margin products and less revenue from the sale of previously reserved excess and obsolete inventory. This was partially offset by an increase in margin on our services revenue.

•	Gross profit on products as a percentage of product revenue decreased from fiscal 2003 to fiscal 2004 largely due to a lower margin product mix and less revenue from the sale of previously reserved excess and obsolete inventory.

•	Gross profit on services as a percentage of services revenue increased from fiscal 2003 to fiscal 2004 largely due to increased sales of maintenance services and reduced service overhead costs.

Operating expenses

     The table below (in thousands, except percentage data) sets forth the changes in operating expenses from fiscal 2003 to fiscal 2004.

	Fiscal Year
					Increase
	2003	%*	2004	%*	(decrease)	%**
Research and development	$199,699	70.5	$198,850	66.6	$(849)	(0.4)
Selling and marketing	103,193	36.4	108,259	36.2	5,066	4.9
General and administrative	38,478	13.6	27,274	9.1	(11,204)	(29.1)
Stock compensation costs:
Research and development	12,824	4.5	6,514	2.2	(6,310)	(49.2)
Selling and marketing	2,728	1.0	4,051	1.4	1,323	48.5
General and administrative	1,225	0.4	1,318	0.4	93	7.6
Amortization of intangible assets	17,870	6.3	30,839	10.3	12,969	72.6
In-process research and development	2,800	1.0	30,200	10.1	27,400	978.6
Restructuring costs	13,575	4.8	57,107	19.1	43,532	320.7
Goodwill impairment	—	0.0	371,712	124.4	371,712	—
Long-lived asset impairment	47,176	16.7	15,926	5.3	(31,250)	(66.2)
Recovery of sale, export, use tax liabilities and payments	—	0.0	(5,388)	(1.8)	(5,388)	—
Benefit for doubtful accounts, net	—	0.0	(2,794)	(0.9)	(2,794)	—

Total operating expenses	$439,568	155.2	$843,868	282.5	$404,300	92.0

*	Denotes % of total revenue

**	Denotes % change from fiscal 2003 to fiscal 2004

•	Research and development expense decreased from fiscal 2003 to fiscal 2004 due to reductions in depreciation expense, employee related costs, prototype costs, and facility related costs, partially offset by the accelerated leasehold improvements amortization costs of $22.5 million associated with the closing of our San Jose, California facility.

•	Selling and marketing expense increased from fiscal 2003 to fiscal 2004 due to an increase in the number of sales and marketing employees and increases in tradeshow and marketing activities partially offset by reductions in depreciation expense.

•	General and administrative expense decreased from fiscal 2003 to fiscal 2004 primarily due to decreases in legal costs, consulting and outside service expense, employee related costs and facility related costs.

•	Stock compensation costs decreased from fiscal 2003 to fiscal 2004 due to the lower level of unvested stock options and restricted stock assumed as part of our various acquisitions. As of October 31, 2004, the balance of deferred stock compensation, presented as a reduction of stockholders’ equity, was $13.8 million.

•	Amortization of intangible assets costs increased from fiscal 2003 to fiscal 2004 due to higher amounts of purchased intangible assets, such as developed technology and customer relationships resulting from our acquisitions of Catena and Internet Photonics.

•	In-process research and development (IPR&D) costs represents the estimated value of purchased in-process technology that had not reached technological feasibility and had no alternative future use at the time of the acquisition. In fiscal 2003, $1.3 million and $1.5 million of the recorded IPR&D were from our Akara and WaveSmith acquisitions, respectively. In fiscal 2004 we recorded $25.0 million and $5.2 million of IPR&D from our Catena and Internet Photonics acquisitions, respectively.

•	Restructuring costs increased from fiscal 2003 to fiscal 2004 due to additional workforce reductions and excess facility charges largely related to the closure of our San Jose, CA facility. The charges that resulted from these actions were taken as part of an effort to reduce our fixed operating costs.

•	Goodwill impairment increased from fiscal 2003 to fiscal 2004 due to the decline in the forecasted demand for our products, along with the reduction in valuations of comparable businesses, which implied that the fair value of three reporting units was below their carrying value. Based on these factors as well as operating results, forecasts, and business factors within these reporting units, we recorded an impairment of $371.7 million in the fourth quarter of fiscal 2004. During fiscal 2003, Ciena did not have an impairment of goodwill.

•	Long-lived assets impairment charges for fiscal 2004 were $15.9 million of impaired research and development equipment, which was classified as held for sale. These charges in fiscal 2004 were largely attributable to the closure of our San Jose, CA facility. During fiscal 2003, an impairment of $29.6 million was recorded due to the decrease in demand for the MetroDirector K2 technology. Additionally, during fiscal 2003, we recorded a charge of $17.6 million related to the impairment of sales demonstration units, manufacturing test equipment and research and development equipment as a result of our continued restructuring activities.

•	Recovery of sales, export, use tax liabilities and payments during fiscal 2004 was due to the resolution of various sales, export and use tax liabilities associated with pre-acquisition ONI activities.

•	Benefit for doubtful accounts, net during fiscal 2004 was related primarily to the payment of an amount due from a customer from whom payment was previously deemed doubtful due to the customer’s financial condition.

Other items

     The table below (in thousands, except percentage data) sets forth the changes in other items from fiscal 2003 to fiscal 2004.

	Fiscal Year
					Increase
	2003	%*	2004	%*	(decrease)	%**
Interest and other income, net	$42,959	15.2	$22,908	7.7	$(20,051)	(46.7)
Interest expense	$36,331	12.8	$26,813	9.0	$(9,518)	(26.2)
Loss on equity investments, net	$4,760	1.7	$4,107	1.4	$(653)	(13.7)
Loss on extingusihment of debt	$20,606	7.3	$8,216	2.8	$(12,390)	(60.1)
Provision for income taxes	$1,256	0.4	$1,121	0.4	$(135)	(10.7)

*	Denotes % of total revenue

**	Denotes % change from fiscal 2003 to fiscal 2004

•	Interest and other income, net decreased from fiscal 2003 to fiscal 2004 primarily because of the impact of lower cash and invested balances.

•	Interest expense decreased from 2003 to fiscal 2004 due to the decrease in our debt obligations between the two periods.

•	Loss on equity investments, net decreased from 2003 to fiscal 2004. The $4.8 million loss on equity investments for fiscal 2003 was related to the decline in our investments in privately held technology companies that was determined to be other than temporary. The $4.1 million loss on equity investments in 2004 was a decline in our investments in privately held technology companies of $4.7, that was determined to be other than temporary, offset by the receipt of $1.6 million for an investment that had been previously written down to $1.0 million.

•	Loss on extinguishment of debt during fiscal 2003 was related to a tender offer for the ONI 5.0% convertible notes, which resulted in our purchasing $154.7 in principal amount of notes for $140.3 million. Since the notes had an accreted value of $119.7 million, the purchase resulted in a non-cash loss of $20.6 million. During fiscal 2004 the loss on extinguishment of debt is related to the repurchase of all remaining ONI 5.0% convertible subordinated notes.

•	Provision for income taxes for 2003 and 2004 was primarily attributable to foreign tax related to Ciena’s foreign operations. We did not record a tax benefit for Ciena’s domestic losses during either period. Ciena will continue to maintain a valuation allowance against certain deferred tax assets until sufficient evidence exists to support its reversal.

Fiscal year 2002 compared to fiscal 2003

Revenue, cost of goods sold and gross profit (loss)

     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit (loss) from fiscal 2002 to fiscal 2003.

	Fiscal Year
					Increase
	2002	%*	2003	%*	(decrease)	%**
Revenue:
Products	$304,155	84.2	$240,772	85.0	$(63,383)	(20.8)
Services	57,000	15.8	42,364	15.0	(14,636)	(25.7)

Total Revenue:	361,155	100.0	283,136	100.0	(78,019)	(21.6)

Costs:
Products	514,549	142.5	153,602	54.2	(360,947)	(70.1)
Services	81,485	22.6	56,489	20.0	(24,996)	(30.7)

Total cost of goods sold	596,034	165.1	210,091	74.2	(385,943)	(64.8)

Gross profit (loss)	$(234,879)	(65.1)	$73,045	25.8	$307,924	131.1

*	Denotes % of total revenue

**	Denotes % change from 2002 to 2003

     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit (loss) from fiscal 2002 to fiscal 2003.

	Fiscal Year
					Increase
	2002	%*	2003	%*	(decrease)	%**
Product revenue	$304,155	100.0	$240,772	100.0	$(63,383)	(20.8)
Product cost of goods sold	514,549	169.2	153,602	63.8	(360,947)	(70.1)

Product gross profit (loss)	$(210,394)	(69.2)	$87,170	36.2	$297,564	141.4

*	Denotes % of product revenue

**	Denotes % change from 2002 to 2003

     The table below (in thousands, except percentage data) sets forth the changes in service revenue, service cost of goods sold and service gross profit (loss) from fiscal 2002 to fiscal 2003.

	Fiscal Year
					Increase
	2002	%*	2003	%*	(decrease)	%**
Service revenue	$57,000	100.0	$42,364	100.0	$(14,636)	(25.7)
Service cost of goods sold	81,485	143.0	56,489	133.3	(24,996)	(30.7)

Service gross profit (loss)	$(24,485)	(43.0)	$(14,125)	(33.3)	$10,360	42.3

*	Denotes % of service revenue

**	Denotes % change from 2002 to 2003

     The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenues from fiscal 2002 to fiscal 2003.

	Fiscal Year
					Increase
	2002	%*	2003	%*	(decrease)	%**
Domestic	$232,524	64.4	$178,564	63.1	$(53,960)	(23.2)
International	128,631	35.6	104,572	36.9	(24,059)	(18.7)

Total	$361,155	100.0	$283,136	100.0	$(78,019)	(21.6)

*	Denotes % of total revenue

**	Denotes % change from 2002 to 2003

     Historically, we have relied on a limited number of customers for a substantial portion of our revenue. During fiscal 2002 and fiscal 2003, certain customers each accounted for at least 10% of our revenues during the respective periods as follows (in thousands, except percentage data):

	Fiscal Year
	2002	%**	2003	%**
Sprint	$58,739	16.3	*	—
Qwest	*	—	31,148	11.0
AT&T	74,111	20.5	39,444	13.9

Total	$132,850	36.8	$70,592	24.9

*	Denotes revenues recognized less than 10% for the period

**	Denotes % of total revenue

Revenue

•	Product revenue decreased from fiscal 2002 to fiscal 2003 primarily due to decreased sales of our transport and switching products partially offset by sales of our newly acquired data networking products.

•	Service revenue decreased from fiscal 2002 to fiscal 2003 due to decreased sales of installation services.

•	Domestic revenue decreased from fiscal 2002 to fiscal 2003 primarily due to decreased sales of our transport and switching products and installation services partially offset by sales of our newly acquired data networking products.

•	International revenue decreased from fiscal 2002 to fiscal 2003 primarily due to decreased sales of our transport and switching products and installation services outside the U.S.

Gross profit (loss)

•	Gross profit as a percentage of revenue increased from fiscal 2002 to fiscal 2003 largely due to a $291.8 million decrease in inventory obsolescence cost. During fiscal 2002, the sharp decline in demand for our long distance optical transport equipment products caused us to incur $286.5 million of costs related to obsolete inventory and excess purchase commitments. During fiscal 2003 we recorded a benefit of $5.3 million related to the sale of this previously reserved inventory.

•	Gross profit on products as a percentage of product revenue increased from fiscal 2002 to fiscal 2003 largely due to a $291.8 million decrease in inventory obsolescence cost.

•	Gross loss on services as a percentage of services revenue decreased from fiscal 2002 to fiscal 2003 largely due to reduced service overhead costs.

Operating expenses

     The table below (in thousands, except percentage data) sets forth the changes in operating expenses from fiscal 2002 to fiscal 2003.

	Fiscal Year
					Increase
	2002	%*	2003	%*	(decrease)	%**
Research and development	$239,619	66.3	$199,699	70.5	$(39,920)	(16.7)
Selling and marketing	130,276	36.1	103,193	36.4	(27,083)	(20.8)
General and administrative	52,612	14.6	38,478	13.6	(14,134)	(26.9)
Stock compensation costs:
Research and development	15,672	4.3	12,824	4.5	(2,848)	(18.2)
Selling and marketing	3,560	1.0	2,728	1.0	(832)	(23.4)
General and administrative	1,092	0.3	1,225	0.4	133	12.2
Amortization of intangible assets	8,972	2.5	17,870	6.3	8,898	99.2
In-process research and development	—	0.0	2,800	1.0	2,800	—
Restructuring costs	98,093	27.2	13,575	4.8	(84,518)	(86.2)
Goodwill impairment	557,286	154.3	—	0.0	(557,286)	(100.0)
Long-lived assets impairment	127,336	35.3	47,176	16.7	(80,160)	(63.0)
Provision for doubtful accounts, net	14,813	4.1	—	0.0	(14,813)	(100.0)

Total operating expenses	$1,249,331	345.9	$439,568	155.2	$(809,763)	(64.8)

*	Denotes % of total revenue

**	Denotes % change from 2002 to 2003

•	Research and development expense decreased from fiscal 2002 to fiscal 2003 due to reductions in depreciation expense, employee-related costs, prototype costs, and consulting expenses.

•	Selling and marketing expense decreased from fiscal 2002 to fiscal 2003 due to reduced levels of sales staff, advertising costs, outside consultants, facility costs, and depreciation expense.

•	General and administrative expense decreased from fiscal 2002 to fiscal 2003 primarily due to decreases in staffing levels and reduced consulting and facilities related costs.

•	Stock compensation costs decreased from fiscal 2002 to fiscal 2003 due to the reduced level of unvested stock options and restricted stock assumed as part of our various acquisitions. As of October 31, 2003, the balance of deferred stock compensation, presented as a reduction of stockholders’ equity, was $9.7 million.

•	Amortization of intangible assets costs increased from fiscal 2002 to fiscal 2003 due to higher amounts of purchased intangible assets, such as developed technology and customer relationships, resulting from our acquisitions.

•	In-process research and development costs in fiscal 2003 were $2.8 million. As a result of our acquisitions of Akara and WaveSmith, we recorded $1.3 million and $1.5 million of IPR&D, respectively, during fiscal 2003.

•	Restructuring costs decreased from fiscal 2002 to fiscal 2003 primarily due to reductions in the number of employee terminations and lower charges associated with exiting excess facilities.

•	Goodwill impairment decreased from fiscal 2002 to fiscal 2003 due to the lack of impairment during fiscal 2003. During fiscal 2002, we incurred a goodwill impairment of $557.3 million as a result of the decline in the forecasted demand for our products, along with the reduction in valuations of comparable businesses.

•	Long-lived assets impairment charges decreased from fiscal 2002 to fiscal 2003 due to the reduction in value of our impaired fixed assets, which were classified as held for sale, partially offset by an increase in developed technology impairment charges for Metro Director K2 of $29.6 million during fiscal 2003.

•	Provision for doubtful accounts, net decreased from fiscal 2002 to fiscal 2003 due to the reduction in the number of customers that filed for bankruptcy and reduced payment delinquencies.

Other items

     The table below (in thousands, except percentage data) sets forth the changes in other items from fiscal 2002 to fiscal 2003.

	Fiscal Year
					Increase
	2002	%*	2003	%*	(decrease)	%**
Interest and other income, net	$61,145	16.9	$42,959	15.2	$(18,186)	(29.7)
Interest expense	$45,339	12.6	$36,331	12.8	$(9,008)	(19.9)
Loss on equity investments, net	$15,677	4.3	$4,760	1.7	$(10,917)	(69.6)
Loss on extinguishment of debt	$2,683	0.7	$20,606	7.3	$17,923	668.0
Provision for income taxes	$110,735	30.7	$1,256	0.4	$(109,479)	(98.9)

*	Denotes % of total revenue

**	Denotes % change from 2002 to 2003

•	Interest and other income, net decreased from fiscal 2002 to fiscal 2003 primarily because of the impact of lower average interest rates and lower cash and invested balances.

•	Interest expense decreased from fiscal 2002 to fiscal 2003 due to the decrease in our debt obligations between the two periods.

•	Loss on equity investments, net decreased from fiscal 2002 to fiscal 2003 due a lower decline in our investments in privately held technology companies that were determined to be other than temporary in fiscal 2003.

•	Loss on extinguishment of debt increased from fiscal 2002 to fiscal 2003 due an increase in the amount of ONI 5.0% convertible subordinated notes repurchased.

•	Provision for income taxes decreased from fiscal 2002 to fiscal 2003 due to a reduction in the provision required to establish a valuation allowance against our deferred tax assets. We intend to maintain a valuation allowance against our deferred tax assets until sufficient positive evidence exists to support its reversal. The income tax provision for fiscal 2003 was primarily attributable to foreign taxes related to our foreign operations.

Summary of Operating Segments

     The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenues for the fiscal 2003 to fiscal 2004.

	Fiscal Year
					Increase
	2003	%*	2004	%*	(decrease)	%**
Revenues:
TSG	$228,345	80.6	$195,766	65.5	$(32,579)	(14.3)
DNG	12,427	4.4	23,150	7.8	10,723	86.3
BBG	—	—	31,294	10.5	31,294	—
GNS	42,364	15.0	48,497	16.2	6,133	14.5

Consolidated revenue	$283,136	100.0	$298,707	100.0	$15,571	5.5

*	Denotes % of total revenue

**	Denotes % change from fiscal 2003 to fiscal 2004

•	TSG revenue decreased from fiscal 2003 to fiscal 2004 due to reduced sales of metropolitan transport, metropolitan switching and core switching products. These reductions were partially offset by an increase in sales of core transport products and initial sales of our new optical Ethernet transport products that were obtained from our May 2004 Internet Photonics acquisition.

•	DNG revenue increased from fiscal 2003 to fiscal 2004 due to the increase in sales of multiservice edge switching products. Ciena recognized initial sales of these products beginning in the third quarter of fiscal 2003. These products were obtained from the June 2003 WaveSmith acquisition.

•	BBG revenue increased from fiscal 2003 to fiscal 2004 due to the initial sales of our newly acquired broadband access products obtained from the May 2004 Catena acquisition.

•	GNS revenue increased from fiscal 2003 to fiscal 2004 due to increased sales of maintenance contracts.

     The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenues for fiscal 2002 to fiscal 2003.

	Fiscal Year
					Increase
	2002	%*	2003	%*	(decrease)	%**
Revenues:
TSG	$304,155	84.2	$228,345	80.6	$(75,810)	(24.9)
DNG	—	0.0	12,427	4.4	12,427	—
BBG	—	0.0	—	0.0	—	—
GNS	57,000	15.8	42,364	15.0	(14,636)	(25.7)

Consolidated revenue	$361,155	100.0	$283,136	100.0	$(78,019)	(21.6)

*	Denotes % of total revenue

**	Denotes % change from fiscal 2002 to fiscal 2003

•	TSG revenue decreased from fiscal 2002 to fiscal 2003 primarily due to decreased sales of core transport and core switching products partially offset by increased sales of our metropolitan transport products.

•	DNG revenue increased from fiscal 2002 to fiscal 2003 due to the initial sales of our newly acquired multiservice edge switching products beginning in the third quarter fiscal 2003.

•	GNS revenue decreased from fiscal 2002 to fiscal 2003 due to decreased sales of installation service.

Segment Profit (Loss)

     Segment profit (loss) is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each operating segment in a given period. In connection with that assessment, the Chief Executive Officer excludes the following other non-performance items: corporate selling and marketing; corporate general and administrative costs; stock compensation costs; amortization of intangible assets; in-process research and development; restructuring costs; goodwill impairment; long-lived asset impairment; recovery of sales; export and use taxes; provisions or recovery of doubtful accounts; accelerated amortization of leaseholds; interest income, interest expense, equity investment gains or losses, gains or losses on extinguishment of debt, and provisions for income taxes.

     The table below (in thousands, except percentage data) sets forth the changes in our segment profit (loss) and the reconciliation to consolidated net loss for the fiscal 2003 to fiscal 2004.

	Fiscal Year
			Increase
	2003	2004	(decrease)	%**
Segment profit (loss):
TSG	$(119,731)	$(116,811)	$2,920	(2.4)
DNG	788	(9,533)	(10,321)	(1,309.8)
BBG	—	535	535	—
GNS	(19,480)	6,011	25,491	(130.9)

Total segment profit (loss)	(138,423)	(119,798)	18,625	(13.5)
Other non performance items:
Corporate selling and marketing	(91,424)	(93,023)	(1,599)	1.7
Corporate general and administrative	(38,478)	(27,274)	11,204	(29.1)
Stock compensation costs:
Research and development	(12,824)	(6,514)	6,310	(49.2)
Selling and marketing	(2,728)	(4,051)	(1,323)	48.5
General and administrative	(1,225)	(1,318)	(93)	7.6
Amortization of intangible assets	(17,870)	(30,839)	(12,969)	72.6
In-process research and development	(2,800)	(30,200)	(27,400)	978.6
Restructuring costs	(13,575)	(57,107)	(43,532)	320.7
Goodwill impairment	—	(371,712)	(371,712)	—
Long-lived asset impairment	(47,176)	(15,926)	31,250	(66.2)
Recovery of sales, export, use tax liabilities and payments	—	5,388	5,388	—
Recovery of doubtful accounts, net	—	2,794	2,794	—
Accelerated amortization of leaseholds	—	(22,535)	(22,535)	—
Interest and other financial charges, net	(18,738)	(16,228)	2,510	(13.4)
Provision for income taxes	(1,256)	(1,121)	135	(10.7)

Consolidated net loss	$(386,517)	$(789,464)	$(402,947)	104.3

**	Denotes % change from fiscal 2003 to fiscal 2004

•	TSG segment loss decreased from fiscal 2003 to fiscal 2004 primarily due to lower research and development costs partially offset by reduced sales of higher margin core switching products.

•	DNG segment profit decreased from fiscal 2003 to fiscal 2004 due to higher research and development costs partially offset by additional increases in revenues recognized in fiscal 2004.

•	BBG segment profit increased from fiscal 2003 to fiscal 2004 due to the initial activities associated with this group, formed from the newly acquired operations of Catena in May 2004.

•	GNS segment loss decreased from fiscal 2003 to fiscal 2004 due to increased sales of maintenance services and reduced service overhead costs.

     The table below (in thousands, except percentage data) sets forth the changes in our operating segment profit (loss) and the reconciliation to consolidated net loss for fiscal 2002 to fiscal 2003.

	Fiscal Year
			Increase
	2002	2003	(decrease)	%**
Segment profit (loss):
TSG	$(457,956)	$(119,731)	$338,225	(73.9)
DNG	—	788	788	—
BBG	—	—	—	—
GNS	(31,928)	(19,480)	12,448	(39.0)

Total segment profit (loss)	(489,884)	(138,423)	351,461	(71.7)
Other non performance items:
Corporate selling and marketing	(114,890)	(91,424)	23,466	(20.4)
Corporate general and administrative	(52,612)	(38,478)	14,134	(26.9)
Stock compensation costs:
Research and development	(15,672)	(12,824)	2,848	(18.2)
Selling and marketing	(3,560)	(2,728)	832	(23.4)
General and administrative	(1,092)	(1,225)	(133)	12.2
Amortization of intangible assets	(8,972)	(17,870)	(8,898)	99.2
In-process research and development	—	(2,800)	(2,800)	—
Restructuring costs	(98,093)	(13,575)	84,518	(86.2)
Goodwill impairment	(557,286)	—	557,286	—
Long-lived asset impairment	(127,336)	(47,176)	80,160	(63.0)
Provision for doubtful accounts, net	(14,813)	—	14,813	—
Interest and other financial charges, net	(2,554)	(18,738)	(16,184)	633.7
Provision for income taxes	(110,735)	(1,256)	109,479	(98.9)

Consolidated net loss	$(1,597,499)	$(386,517)	$1,210,982	(75.8)

**	Denotes % change from fiscal 2002 to fiscal 2003

•	TSG segment loss decreased from fiscal 2002 to fiscal 2003 primarily due to lower excess and obsolete inventory costs of $291.8 million and lower research and development costs.

•	DNG segment profit increased from fiscal 2002 to fiscal 2003 due to the initial activities associated with this group, formed from the operations of WaveSmith acquired in June 2003.

•	GNS segment loss decreased from fiscal 2002 to fiscal 2003 due to fewer sales of lower margin installation services, increased sales of maintenance services, combined with an overall reduction in service overhead costs.

Liquidity and Capital Resources

     At October 31, 2004, our principal source of liquidity was cash and cash equivalents, short-term investments and long-term investments. We had $202.6 million in cash and cash equivalents, $746.4 million in short-term investments and $336.5 million in long-term investments.

     Our operating activities consumed net cash of $22.8 million, $230.3 million and $245.4 million in fiscal 2002, fiscal 2003, and fiscal 2004 respectively. Cash used in operating activities during fiscal 2002 was primarily attributable to the net loss, offset by non-cash charges related to goodwill impairment, amortization of other intangibles, deferred stock compensation and debt issuance costs, the non-cash portion of restructuring charges, depreciation expense, provision for inventory excess and obsolescence, a decrease in deferred income tax asset and a decrease in accounts receivable. Cash used in operating activities during fiscal 2003 was primarily attributable to the net loss, the reduction in accrued liabilities and an increase in accounts receivable. This was offset by the non-cash charges for early extinguishment of debt, restructuring charges and related asset write-downs, depreciation, amortization and impairment of intangibles. Cash used in operating activities during fiscal 2004 was primarily attributable to the net loss and the reduction in accrued liabilities. This was offset by the non-cash charges for goodwill impairment, amortization of intangibles, depreciation and amortization of leaseholds, in-process research and development, impairment of long-lived assets, and stock compensation.

     Our investment activities provided net cash of $236.6 million, $291.7 million and $170.7 million in fiscal 2002, fiscal 2003 and fiscal 2004 respectively. Investment activities included the net redemption of $26.0 million, $364.8 million and $201.4 million of short and long-term investments during fiscal 2002, fiscal 2003 and fiscal 2004, respectively. Included in investment activities were additions to capital equipment and leasehold improvements in fiscal 2002, fiscal 2003, and fiscal 2004 of $66.3 million, $29.5 million and $33.0 million, respectively. The capital equipment expenditures were primarily for customer demonstration systems, test systems, manufacturing equipment, computer equipment, leasehold improvements and intellectual property. Also included in investment activities was the investment of approximately $10.0 million, $15.0 million and $4.4 million of equity investments in privately held technology companies, accounted for under the cost method, during fiscal 2002, fiscal 2003 and fiscal 2004, respectively. In fiscal 2002, we acquired cash of $286.9 million, net of expenditures, in connection with our acquisition of ONI. In fiscal 2003 we used cash of $29.7 million, net of expenditures, in connection with our acquisition of Akara and WaveSmith. In fiscal 2004, we acquired cash of $4.9 million, net of expenditures, in connection with our acquisitions of Catena and Internet Photonics.

     Our financing activities used net cash of $234.5 million, $128.9 million and $32.3 million in fiscal 2002, fiscal 2003 and fiscal 2004, respectively. The primary use of cash during fiscal 2002 related to the redemption of all outstanding Cyras Systems LLC 4.5% convertible subordinated notes for $178.4 million and the purchase of ONI 5.0% convertible subordinated notes for $75.3 million. Also during fiscal 2002, we received $15.1 million from the exercise of stock options and the sale of stock through our employee stock purchase plan and $5.0 million from the repayment of notes receivable from stockholders. During fiscal 2003 the primary use of cash was related to the purchase of $154.7 million of the remaining $202.9 million outstanding ONI 5.0% convertible subordinated notes. We paid $139.2 million for the notes and fees of $1.1 million related to the purchase. Also, during fiscal 2003, we received $13.8 million from the exercise of stock options and the sale of stock through our employee stock purchase plan and $1.9 million from the repayment of notes receivable from stockholders. During fiscal 2004 the primary use was related to the purchase of the remaining ONI 5.0% convertible subordinated notes for $49.2 million offset by $16.8 million received for the exercise of stock options and the sale of stock through our employee stock purchase plan.

     Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, investment requirements, and other liquidity requirements associated with our existing operations through at least the next 12 months.

Contractual Obligations

     The following is a summary of our future minimum payments under contractual obligations as of October 31, 2004 (in thousands):

		Less than	One to	Three to
	Total	one year	three years	five years	Thereafter
Convertible notes (1)	$780,563	$25,875	$51,750	$702,938	$—
Operating leases	223,034	39,643	67,546	55,579	60,266
Purchase obligations (2)	59,351	59,351	—	—	—

Total	$1,063,080	$124,805	$119,255	$758,754	$60,266

(1)	The terms of our convertible notes with a principal value of $690.0 million include interest at 3.75% payable on a semi-annual basis on February 1 and August 1 of each year; the notes are due February 1, 2008.

(2)	Purchase commitments related to amounts we are obligated to pay to our contract manufacturers and component suppliers for inventory.

     Some of our commercial commitments, including some of the future minimum payments set forth above, are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of October 31, 2004 (in thousands):

		Less than	One to	Three to
	Total	one year	three years	five years	Thereafter
Standby letters of credit	$15,376	$14,766	$610	$—	$—

Off-Balance Sheet Arrangements

     Ciena does not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements requires Ciena to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we re-evaluate our estimates, including those related to bad debts, inventories, investments, intangible assets, goodwill, income taxes, warranty obligations, restructuring, and contingencies and litigation. Ciena bases its estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Among other things, these estimates form the basis for judgments about the carrying values of assts and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During fiscal 2004, re-evaluation of certain estimates led to the effects described below.

Revenue Recognition

     Ciena’s products and services include hardware, software, and professional services. Ciena recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The third and fourth criteria may require Ciena to make significant judgments or estimates.

Reserve for Inventory Obsolescence

     Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During fiscal 2003, we recorded a benefit for inventory reserves of $5.3 million primarily related to the realization of sales from previously reserved excess inventory. During fiscal 2004, we recorded a charge of $4.2 million primarily related to excess inventory due to a change in forecasted sales for certain products. If actual market conditions differ from those we have projected, we may be required to take additional inventory write-downs or benefits.

Restructuring

     As part of its restructuring costs, Ciena provides for the estimated cost of the net lease expense for facilities that are no longer being used. The provision is equal to the fair value of the minimum future lease payments offset by the fair value of the estimated sublease payments. Due to the continued excess supply of commercial properties in certain markets where our unused facilities are located, we have reduced our estimate of the total future sublease payments we will receive. As a result, we recorded an additional restructuring cost of $57.1 million in fiscal 2004. As of the end of fiscal 2004, Ciena’s accrued restructuring liability related to net lease expense and other related charges was $79.9 million. The total minimum lease payments for these restructured facilities are $116.9 million. These lease payments will be made over the lives of our leases, which range from seven months to fifteen years. If actual market conditions are less favorable than those we have projected, we may be required to recognize additional restructuring costs associated with these facilities.

Goodwill

     Due to Ciena’s reorganization into operating segments, SFAS 142 requires that we assign goodwill to Ciena’s reporting units. Ciena has determined its operating segments and reporting units are the same. In accordance with SFAS 142 Ciena will test each reporting unit’s goodwill for impairment on an annual basis, and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. Based on the operating results, forecasts, and business factors with the segments, Ciena recorded an impairment loss of $371.7 million in the fourth quarter of fiscal 2004. If actual market conditions differ or projected forecasts change at the time of our annual assessment in fiscal 2005 or in periods prior to our annual assessment, we may be required to record additional goodwill impairment charges.

Deferred Tax Valuation Allowance

     As of October 31, 2004, Ciena has recorded a valuation allowance of $1.08 billion against our gross deferred tax assets of $1.08 billion. We calculated the valuation allowance in accordance with the provisions of Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS 109”) which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Positive evidence, such as operating results during the most recent three-year period, is given more weight when due to our current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred assets will be achieved. Our results over the most recent three-year period were heavily affected by our recent business restructuring activities. Our cumulative loss in the most recent three-year period represents sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

Effects of Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of this standard did not have a material impact on Ciena’s financial position or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The FASB has defined implementation of SFAS 150 indefinitely for certain non-controlling interests, the provisions of which are currently not applicable to Ciena. The adoption of this standard did not have a material impact on Ciena’s financial position or results of operations.

     In March 2004, the FASB issued a proposed statement, “Share-Based Payment”, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transaction be accounted for using a fair-value-based method. In October 2004, the FASB delayed the effective date of the proposed statement from periods ending after January 1, 2005 until periods ending after June 30, 2005. Ciena continues to monitor the potential impact of the proposed statement on its financial condition and results of operations.

     In March 2004, the FASB approved Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this issue is to provide guidance for identifying other-than-temporarily impaired investments. EITF No. 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued EITF No. 03-1-1, which delayed the effective date of EITF No. 03-1, with the exception of certain disclosure requirements. Ciena does not believe that EITF No. 03-1 will have a material impact on its financial condition and results of operations.

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . .under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal to require treatment as a current period charges . . . ” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. Ciena does not believe that the adoption of this statement will have a material impact on its financial condition or results of operations.

Quarterly Results of Operations

     The tables below (in thousands, except per share data) set forth the operating results and percentage of revenue represented by certain items in Ciena’s statements of operations for each of the eight quarters in the period ended October 31,

2004. This information is unaudited, but in our opinion reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.

     Total Enterprise-Wide Data:

	Jan. 31,	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,	Apr. 30,	Jul. 31,	Oct. 31,
	2003	2003	2003	2003	2004	2004	2004	2004
Revenue:
Products	$61,221	$63,399	$59,294	$56,858	$54,674	$62,422	$64,340	$68,774
Services	9,253	10,141	9,184	13,786	11,740	12,277	11,249	13,231

Total Revenue	70,474	73,540	68,478	70,644	66,414	74,699	75,589	82,005

Costs:
Products	39,577	40,406	39,194	34,425	34,560	56,289	48,069	47,543
Services	14,632	14,919	12,749	14,189	11,301	10,188	8,723	10,281

Total cost of goods sold	54,209	55,325	51,943	48,614	45,861	66,477	56,792	57,824

Gross profit	16,265	18,215	16,535	22,030	20,553	8,222	18,797	24,181

Operating expenses:
Research and development	53,734	52,193	47,963	45,809	47,177	46,479	57,762	47,432
Selling and marketing	26,605	25,663	24,536	26,389	25,468	25,075	29,468	28,248
General and administrative	14,706	8,066	7,969	7,737	7,091	5,992	6,969	7,222
Stock compensation costs:
Research and development	3,798	3,406	2,932	2,688	2,205	1,408	1,860	1,041
Selling and marketing	759	676	687	606	518	415	1,214	1,904
General and administrative	374	346	312	193	121	79	879	239
Amortization of intangible assets	3,554	3,421	4,479	6,416	3,396	3,395	12,667	11,381
In-process research and development	—	—	1,500	1,300	—	—	30,200	—
Restructuring costs	—	2,356	2,247	8,972	3,393	5,185	13,547	34,982
Goodwill impairment	—	—	—	—	—	—	—	371,712
Long lived asset impairment	—	368	13,280	33,528	—	—	7,217	8,709
Recovery of sale, export, use tax liabilities and payments	—	—	—	—	—	(1,931)	(3,457)	—
Benefit for doubtful accounts, net	—	—	—	—	—	(2,794)	—	—

Total operating expenses	103,530	96,495	105,905	133,638	89,369	83,303	158,326	512,870

Loss from operations	(87,265)	(78,280)	(89,370)	(111,608)	(68,816)	(75,081)	(139,529)	(488,689)
Interest and other income, net	13,301	11,131	8,865	9,662	7,678	5,614	4,936	4,680
Interest expense	(12,203)	(8,061)	(8,070)	(7,997)	(7,384)	(6,473)	(6,469)	(6,487)
Gain (loss) on equity investments, net	(10)	—	—	(4,750)	454	139	(200)	(4,500)
Loss on extinguishment of debt	(20,606)	—	—	—	(8,216)	—	—	—

Loss before income taxes	(106,783)	(75,210)	(88,575)	(114,693)	(76,284)	(75,801)	(141,262)	(494,996)
Provision for income tax	359	251	299	347	424	415	205	77

Net loss	$(107,142)	$(75,461)	$(88,874)	$(115,040)	$(76,708)	$(76,216)	$(141,467)	$(495,073)

Basic and diluted net loss per common share and dilutive potential common share	$(0.25)	$(0.17)	$(0.20)	$(0.24)	$(0.16)	$(0.16)	$(0.25)	$(0.87)

Weighted average basic common and dilutive potential common share	432,572	433,932	451,009	470,244	472,935	475,189	566,234	569,462

     Segment Data:

	Jan. 31,	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,	Apr. 30,	Jul. 31,	Oct. 31,
	2003	2003	2003	2003	2004	2004	2004	2004
Revenue:
TSG	$61,221	$63,399	$54,088	$49,637	$51,174	$59,221	$42,240	$43,131
DNG	—	—	5,206	7,221	3,500	3,201	7,138	9,311
BBG	—	—	—	—	—	—	14,962	16,332
GNS	9,253	10,141	9,184	13,786	11,740	12,277	11,249	13,231

Consolidated revenue	$70,474	$73,540	$68,478	$70,644	$66,414	$74,699	$75,589	$82,005

Segment profit (loss):
TSG	$(33,998)	(30,355)	(30,839)	(24,539)	(25,672)	(38,432)	(29,923)	(22,784)
DNG	—	(238)	1,519	(493)	(3,988)	(3,305)	(2,197)	(43)
BBG	—		—	—	—	(233)	(141)	909
GNS	(5,815)	(6,252)	(5,221)	(2,192)	213	1,667	1,709	2,422

Total segment profit (loss)	$(39,813)	$(36,845)	$(34,541)	$(27,224)	$(29,447)	$(40,303)	$(30,552)	$(19,496)
Other non performance items:
Corporate selling and marketing	(24,261)	(22,796)	(21,423)	(22,944)	(22,645)	(21,380)	(25,377)	(23,621)
Corporate general and administrative	(14,706)	(8,066)	(7,969)	(7,737)	(7,091)	(5,992)	(6,969)	(7,222)
Stock compensation costs:
Research and development	(3,798)	(3,406)	(2,932)	(2,688)	(2,205)	(1,408)	(1,860)	(1,041)
Selling and marketing	(759)	(676)	(687)	(606)	(518)	(415)	(1,214)	(1,904)
General and administrative	(374)	(346)	(312)	(193)	(121)	(79)	(879)	(239)
Amortization of intangible assets	(3,554)	(3,421)	(4,479)	(6,416)	(3,396)	(3,395)	(12,667)	(11,381)
In-process research and development	—	—	(1,500)	(1,300)	—	—	(30,200)	—
Restructuring costs	—	(2,356)	(2,247)	(8,972)	(3,393)	(5,185)	(13,547)	(34,982)
Goodwill impairment	—	—	—	—	—	—	—	(371,712)
Long-lived asset impairment	—	(368)	(13,280)	(33,528)	—	—	(7,217)	(8,709)
Recovery of sale, export, use tax liabilities and payments	—	—	—	—	—	1,931	3,457	—
Benefit for doubtful accounts, net	—	—	—	—	—	2,794	—	—
Accelerated amortization of leasehold	—	—	—	—	—	(1,649)	(12,504)	(8,382)
Interest and other financial charges, net	(19,518)	3,070	795	(3,085)	(7,468)	(720)	(1,733)	(6,307)
Provision for income taxes	(359)	(251)	(299)	(347)	(424)	(415)	(205)	(77)

Consolidated net loss	$(107,142)	$(75,461)	$(88,874)	$(115,040)	$(76,708)	$(76,216)	$(141,467)	$(495,073)

Risk Factors

     Investing in our securities involves a high degree of risk. In addition to the other information contained in this report, you should consider the following factors before investing in our securities.

Our business and results of operations could continue to be adversely affected by unfavorable and uncertain conditions in the communications industry.

     The last three years have seen substantial changes in the communications industry. Many of our customers and potential customers, including communications service providers that have historically provided a significant portion of our sales, have confronted static or declining revenue. Many have experienced significant financial distress, and some have gone out of business. Others have announced their withdrawal from segments of the business. This has resulted in significant changes in the structure of the communications networking industry, with greater concentration of purchasing power in a small number of large services providers, cable operators and government agencies, combined with a substantial reduction in the number of potential customers and overall demand. Together these factors have adversely affected our revenue and operating results. In addition, most of our customers have become more conservative and uncertain about their future purchases, which has made managing our business difficult.

     We expect the factors described above to continue to affect our business and results of operations for an indeterminate period, in several significant ways:

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

     The result of any one or a combination of these factors could have a material adverse impact our business, financial condition and results of operations.

We face intense competition from larger and smaller companies that could hurt our sales and profitability.

     The markets in which we compete for sales of networking equipment, software and services are extremely competitive. Competition in these markets is based on price, functionality, manufacturing capability, installation, services, existing business and customer relationships, scalability and the ability of products and services to meet customers’ immediate and future network requirements. Competition in the market for sales to communications service providers is particularly intense. A small number of very large companies have historically dominated the communications networking equipment industry. We sell systems, software and services that compete directly with product offerings of these companies. These competitors have substantially greater financial, technical and marketing resources, greater manufacturing capacity and better established relationships with incumbent carriers and other potential customers than Ciena.

     We also compete with a growing number of smaller companies that provide significant competition. These emerging competitors often base their products on the latest available technologies, which may result in improved performance or cost reductions. They may achieve commercial availability of their products more quickly due to the narrower focus of their efforts. Our inability to compete successfully against these companies would harm our business, financial condition and results of operations.

Increased competitive tactics among providers of communications networking equipment and services could make it difficult to maintain our gross profit margins and could harm our results of operations.

     Greater concentration of purchasing power and decreased demand for communications networking products in recent years have resulted in increased competitive pressures. We expect aggressive competitive tactics to continue, and perhaps become more severe. These tactics include:

•	intense price competition in sales of new equipment, resulting in lower profit margins;

•	discounting resulting from sales of used equipment or inventory that a competitor has written down or written off;

•	early announcements of competing products and other extensive marketing efforts;

•	“one-stop shopping” options;

•	competitors offering to repurchase Ciena equipment from existing customers;

•	customer financing assistance;

•	marketing and advertising assistance; and

•	intellectual property disputes.

     Tactics such as those described above can be particularly effective in a concentrated base of potential customers such as communications service providers. Our service provider customers are under increasing competitive pressure to deliver their services at the lowest possible cost. This pressure may result in the pricing of communications networking systems becoming a more important factor in customer decisions. This may favor larger competitors that can spread the effect of price discounts across a larger array of products and services and across a larger customer base than ours. If we are unable to offset any reductions in the average sales price for our products by a reduction in the cost of our products, our gross profit margins will be adversely affected. Our inability to compete successfully and maintain our gross profit margins would harm our business, financial condition and results of operations.

Our revenue and operating results can fluctuate unpredictably from quarter to quarter.

     Purchases by customers in the markets that we serve can be unpredictable, sporadic and subject to unanticipated changes. Our results, in turn, can fluctuate unpredictably from quarter to quarter. Current economic and market conditions have made it even more difficult to make reliable estimates of future revenue. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our budgeted expense levels depend in part on our expectations of long-term future revenue. Any substantial adjustment to expenses to account for lower levels of revenue is difficult and takes time. Consequently, if our revenue does decline, our levels of inventory, operating expenses and general overhead would be high relative to our revenue, resulting in additional operating losses.

     Other factors can also contribute to fluctuations in our revenue and operating results, including:

•	variations and the mix between higher and lower margin products and services;

•	fluctuations in demand for our products;

•	changes in our pricing policies or the pricing policies of our competitors;

•	the timing and size of orders from customers, including the impact of, and our ability to recognize revenue from, a significant customer contract;

•	changes in customers’ requirements, including changes or cancellations to orders from customers;

•	the introduction of new products by us or our competitors;

•	changes in the price or availability of components for our products;

•	readiness of customer sites for installation;

•	satisfaction of contractual customer acceptance criteria and related revenue recognition issues;

•	manufacturing and shipment delays and deferrals;

•	increased service, installation, warranty or repair costs;

•	the timing and amount of employer payroll tax to be paid on employee gains on stock options exercised; and

•	changes in general economic conditions as well as those specific to our market segments.

We may not be successful in selling our products into new markets and developing and managing new sales channels.

     We believe that, in order to grow our revenues and business, we must successfully penetrate new markets and build a larger and more diverse customer base. As we have expanded our product portfolio through acquisitions, strategic relationships and internal development, we have entered and begun to sell our products in new markets, including enterprises, cable operators and federal, state and local governments. We do not have as much experience in selling to these markets and have only recently realigned our internal sales resources to reflect the size of our addressable markets. To succeed in these new markets, we believe we must develop and manage new sales channels through resellers, distributors and systems integrators. Since we have only limited experience in developing and managing such channels, it is uncertain to what extent we will be successful.

     In addition, we have only recently formed CIENA Government Solutions, Inc. for purposes of facilitating our government contracts activity. Sales to federal, state and local governments often require compliance with complex procurement rules and regulations with which we have little experience. We may be unable to increase our sales to government contractors if we determine that we cannot comply with applicable rules and regulations. In addition, failure to comply with rules and regulations for existing contracts could result in civil, criminal or administrative proceedings involving fines and suspension or debarment from federal government contracts.

     Failure to succeed in the cable, government and enterprise markets will adversely affect our ability to grow our customer base and revenues, which would adversely affect our profitability.

If we do not succeed in increasing our sales to large domestic and international service providers and adding additional service providers as customers, our business and revenues will suffer.

     Our future success will depend on our ability to increase our sales to large domestic and international service providers. We have limited experience in selling to large service providers relative to many of our larger competitors. Many of our competitors have long-standing relationships with such customers, which presents additional challenges to the sales process. The sales cycle for these larger customers is often substantially longer than for sales to smaller customers and large service providers often require extensive testing of products before deciding to purchase them. Even after a product has been selected for a service provider’s network and a contract has been signed, we are unable to recognize revenue until final network certification tests are completed satisfactorily, a process that is often lengthy and difficult. Complying with these certification requirements may involve unanticipated delays that could adversely affect our ability to sell to larger service providers or the timing of recognition of revenue. If we do not succeed in increasing our sales to large service provider customers and adding additional service providers as customers, our business and revenues will suffer.

Our strategy of pursuing strategic acquisitions and investments may expose us to increased costs and unexpected liabilities.

     Our business strategy includes acquiring or making strategic investments in other companies to increase our portfolio of products and services, expand the markets we address, diversify our customer base and to acquire or accelerate the development of new or improved products. To do so, we may use cash, issue equity that would dilute our current stockholders’ ownership, incur debt or assume indebtedness. In addition, we may incur significant amortization expenses related to intangible assets and charges associated with impairment of goodwill. Strategic investments and acquisitions involve numerous risks, including:

•	difficulties in integrating the operations, technologies and products of the acquired companies;

•	diversion of management’s attention;

•	potential difficulties in completing projects of the acquired company and costs related to in-process research and development;

•	the potential loss of key employees of the acquired company;

•	dependence on unfamiliar or relatively small supply partners; and

•	exposure to unanticipated liabilities, including intellectual property infringement claims.

     Acquisitions and strategic investments may also involve risks of entering markets in which we have little or no prior experience and competitors have stronger market positions. As a result of these and other risks, any acquisitions or strategic investments may not reap the intended benefits and may ultimately have a negative impact on our business, results of operation and financial condition.

Product performance problems, including difficulties arising as a result of our increasing reliance on direct order fulfillment for manufacturing, could damage our business reputation and limit our sales prospects.

     The development and production of new products with high technology content is complicated and often involves problems with software, components and manufacturing methods. We outsource the manufacturing of certain of our products to EMS providers. In addition, we expect to increasingly rely upon direct order fulfillment, through which our manufacturing providers will test our products on our behalf and deliver them directly to customers. There can be no assurance that these efforts will be successful or enable us to realize the cost reductions and other intended benefits of these changes. If significant reliability, quality, or network monitoring problems develop, including those due to defects in software or faulty components, a number of negative effects on our business could result, including:

•	costs associated with fixing software or hardware defects;

•	high service and warranty expenses;

•	payment of liquidated damages for performance failures;

•	high inventory obsolescence expense;

•	high levels of product returns;

•	delays in collecting accounts receivable;

•	reduced orders from existing customers; and

•	declining interest from potential customers.

     Although we maintain accruals for product warranties, actual costs could exceed these amounts. From time to time, we encounter interruptions or delays in the activation of our products at a customer’s site. These interruptions or delays may result from product performance problems or from issues with installation and activation, some of which are outside our control. If we experience significant interruptions or delays that we cannot promptly resolve, confidence in our products could be undermined, which could cause us to lose customers or otherwise harm our business.

The steps that we are taking to restructure and reduce the size of our operations could disrupt our business.

     Since November 2001, we have taken several steps, including reductions in force, dispositions of assets and office closures, and internally reorganizing our sales and engineering functions to reduce the size and cost of our operations and to better match our resources with our market opportunities.

     During the next six to twelve months we expect to continue to take steps to reduce our operating expenses. These efforts could cause disruption to our business in a number of ways that could result in lost revenue and increased expenses. For example, if we do not effectively manage any effort to restructure our sales force and other customer-facing operations, our relationships with our customers could be disturbed.

     In addition to potential business disruption, our cost reduction efforts could result in accounting charges during the period of such restructuring. Restructuring costs, accelerated amortization of leasehold costs and asset impairment costs of $93.5 million were incurred during our 2004 fiscal year, primarily associated with the September 30, 2004 closing of our San Jose, California facility. If we cannot manage our restructuring and cost reduction and restructuring efforts effectively, our business, results of operations and financial condition could be harmed.

We must continue to make substantial investments in product development in order to keep pace with technological advances and succeed in existing and new markets for our products.

     In order to be successful, we must balance our initiatives to reduce our operating costs against the need to keep pace with technological advances. The market for communications networking equipment, software and services is characterized by rapid technological change, frequent introductions of new products, and recurring changes in customer requirements. To succeed, we must continue to develop new products and new features for existing products. In addition, we must be able to identify and gain access to new technologies as our market segments evolve. We also believe that we must continue to invest research and development resources in our continuing effort to reduce our manufacturing costs for new and existing products. Managing these efforts to keep pace with new technologies and reduce manufacturing costs is difficult and there is no assurance that we will be successful.

     We are investing substantial resources in developing and delivering products that reside toward the edge of large communications networks. We have also undertaken a number of efforts to expand our addressable markets and the range of products and services we are able to offer existing and potential customers across the telecommunications, cable, government and enterprise markets. We are implementing this strategy through a combination of internal development, acquisitions of smaller companies, and strategic alliances with other vendors. At the same time, we are continuing to make the necessary investments to maintain our technology leadership in our core networking products. If we do not execute this strategy effectively, our solutions could become less attractive to customers in one or more markets where we sell our products. As a result, we could lose existing market share for core networking products to our competitors, and fail to succeed in the new markets that we are entering.

Selling our products often involves a long sales cycle and requires substantial investments of our resources that may not produce anticipated benefits.

     In order to sell our products to both potential and existing customers, we must invest in financial, engineering, manufacturing and logistics support resources, even though we are unsure of the volume, duration or timing of customer purchases. Our customers are generally technically sophisticated and demanding and the sales cycle for certain of our products is often lengthy. Because of lengthy sales cycles, Ciena is increasingly subject to the impact of competitive threats and tactics that could result in Ciena being unable to consummate a sale. Consequently, we may incur substantial expenses and devote time and resources to potential relationships that never materialize or fulfill our expectations, in which event our investment may largely be lost.

If we are required to further write down a significant portion of the approximately $408.6 million of goodwill on our balance sheet at October 31, 2004, the related charge could result in a net loss for the period in which the write down occurs.

     As of October 31, 2004, we had $408.6 million of goodwill on our balance sheet. This amount primarily represents the remaining excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At October 31, 2004, goodwill represented 19.1 percent of our total assets.

     We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” as of November 1, 2001. SFAS No. 142 requires that we review and test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Prior to the reorganization of Ciena into operating segments, the fair value of our goodwill was tested annually for impairment, and between annual tests if an event occurred or circumstances changed that would, more likely than not, have reduced the fair value of Ciena on an enterprise entity level, rather than a segment level, below its carrying value. Due to our reorganization into operating segments, SFAS 142 requires that we assign goodwill to our reporting units. We have determined that our operating segments and reporting units are the same. In accordance with SFAS 142 we are required to annually test each segment reporting unit’s goodwill for impairment, and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the segment reporting unit below its carrying value.

     In connection with our annual test for impairment, we determined that the carrying value, including goodwill, of CNG, MESG and BBG exceeded their respective fair value during the fourth quarter of 2004. As a result we assessed the fair value of the assets of these segments, including identified intangible assets, and liabilities and derived and implied fair value for each reporting unit’s goodwill. Since the carrying amount of the goodwill assigned to CNG, MESG and BBG was greater than the implied fair value, an impairment loss of $93.3 million, $129.0 million and $149.4 million, respectively, was recognized in fiscal 2004.

     If we are required to further record impairment charges related to goodwill and other intangible assets, such charges would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our earnings per share or net loss per share would be adversely impacted in such period.

We may not be successful in enhancing and upgrading our products.

     Since our products are based on complex technology, we can experience unanticipated delays in developing, improving, manufacturing or deploying them. Modifying our products to enable customers to integrate them into a new type of network architecture entails similar development risks.

     At any given time, various enhancements to our products are in the development phase and are not yet ready for commercial manufacturing or deployment. The maturing process from laboratory prototype to customer trials, and subsequently to general availability, involves a number of steps, including:

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

We may incur significant costs and our competitive position may suffer as a result of our efforts to protect and enforce our intellectual property rights or respond to claims of infringement from others.

     Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. This is likely to become an increasingly important issue as we expand our operations and sales into countries that provide a lower level of protection for intellectual property. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology. If competitors are able to use our technology, our ability to compete effectively could be harmed. We have filed a patent infringement lawsuit to enforce our intellectual property rights, and may become involved with additional disputes in the future. Such lawsuits can be costly and may significantly divert the time and attention of our personnel.

     We have also been subject to several claims of patent infringement, which in some cases have required us to pay the patent holders substantial sums or enter into license agreements requiring ongoing royalty payments. The frequency of assertions of patent infringement is increasing as patent holders use such actions as a competitive tactic as well as to seek alternative sources of revenue. There is a possibility that we may again find ourselves required to take patent licenses or to redesign or stop selling products that allegedly infringe patents belonging to others. If we are sued for infringement and are unsuccessful in defending the suit, we could be subject to significant damages, and our business and customer relationships could be adversely affected.

If we are unable to attract and retain qualified personnel, we may be unable to manage our business effectively.

     If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to effectively develop our existing products, make timely product introductions and increase sales. Since we generally do not have employment contracts with our employees, we must rely upon providing competitive compensation packages and a dynamic work environment to retain and motivate employees. In response to the decline in our revenue and weakness in the communications networking equipment market, we have not increased salaries for most of our employees since the end of fiscal 2001. In addition, we have paid our employees significantly reduced or no bonuses under our bonus program since the end of fiscal 2001. Since our compensation packages include equity-based incentives, pressure on our stock price could affect our ability to continue to offer competitive compensation packages to our employees. In addition to these compensation issues, we must continue to motivate employees to execute our strategies and achieve our goals, which may be difficult due to morale challenges posed by the workforce reductions and uncertainty in our industry.

     If we lose members of our management team or other key personnel, it may be difficult to replace them. It may also be difficult to effectively execute our strategy of positioning Ciena to benefit from opportunities in new markets. Competition for highly skilled technical and other personnel with experience our industry can be intense. As a result, we may not be successful in identifying, recruiting and hiring qualified engineers and other key personnel.

We must appropriately manage our relationships with electronic manufacturing service (EMS) providers responsible for the manufacturing of our products in order to ensure that our product requirements are met timely and effectively.

     We rely on EMS providers to perform the majority of the manufacturing operations for our products. The qualification of these providers is an expensive and time-consuming process, and these contract manufacturers build product for other companies, including our competitors. In addition, we do not have contracts in place with some of these providers. We may not be able to effectively manage our relationships with our EMS providers, and we cannot be certain that they will be able to fill our orders in a timely manner. If we underestimate our future product requirements, the EMS providers may not have enough product to meet our customer requirements, and this could result in delays in the shipment of our products which could harm our business. If we overestimate product requirements, we may have to write off excess inventory.

     We are constantly reviewing our manufacturing capability, including the work of our EMS providers, to ensure that our production requirements are met in terms of cost, capacity and quality. Periodically, we may decide to transfer the manufacturing of a product from one EMS provider to another, to better meet our production needs. It is possible that we may not effectively manage this transition or the new contract manufacturer may not perform as well as expected and, as a result, we may not be able to fill orders in a timely manner, which could harm our business.

Our failure to manage our service delivery partners effectively could adversely impact our financial results and relationship with customers.

     We rely on a number of service delivery partners, both domestic and international, to complement Ciena’s global service and support resources. The certification of these partners incurs costs and is time-consuming, and these partners service products for other companies, including our competitors. We may not be able to effectively manage our relationships with our partners and we cannot be certain that they will be able to deliver our services in the manner or time required. If our service partners are unsuccessful in delivering services:

•	our services revenue may be adversely affected;

•	our relationship with customers could suffer; and

•	we may suffer delays in recognizing product revenues in cases where revenue recognition is dependent upon product installation, testing and acceptance.

We depend on a limited number of suppliers, and for some items we do not have a substitute supplier.

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

Risks associated with our international operations could make these operations more costly.

     We market, sell and service our products globally. We have established offices around the world, including in North America, Europe, Latin America and the Asia Pacific region. We expect that our international activities will be dynamic over the foreseeable future as we enter some new markets and withdraw from or reduce operations in others in order to match our resources with revenue opportunities. These changes to our international operations will require significant management attention and financial resources. In some countries, our success will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products.

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

We may be required to assume warranty, service and other unexpected obligations in connection with our resale of complementary products of other companies.

     We have entered into agreements with strategic partners that permit us to distribute the products of other companies. As part of our strategy to diversify our customer base in the markets that we serve, we may enter into additional resale agreements in the future. To the extent we succeed in reselling the products of these companies, we may be required by customers to assume warranty and service obligations. While our suppliers have agreed to support us with respect to those obligations, they are relatively small companies with limited financial resources. If they should be unable, for any reason, to provide the required support, we may have to expend our own resources on doing so. This risk is amplified by the fact that the equipment has been designed and manufactured by others, and is thus subject to warranty claims whose magnitude we are currently unable to evaluate fully.

Our exposure to the credit risks of our customers may make it difficult to collect receivables and could adversely affect our operating results and financial condition.

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

Failure to achieve and maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.

     Beginning with our annual report for our fiscal year ended October 31, 2005, Section 404 of the Sarbanes-Oxley Act of 2002 will require Ciena to include a report by our management on our internal controls over financial reporting. Such report must contain an assessment by management of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Such report must also contain a statement that our independent auditors have issued an attestation report on management’s assessment of such internal controls.

     In order to achieve timely compliance with Section 404, in fiscal 2004 we began a process to document and evaluate our internal controls over financial reporting. Our efforts to comply with Section 404 have resulted in, and are likely to continue to result in, significant costs, the commitment of time and operational resources and the diversion of management’s attention. If our management identifies one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert such internal controls are effective. If we are unable to assert that our internal controls over financial reporting are effective as of October 31, 2005 (or if our independent auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls), our business may be harmed. Market perception of our financial condition and the trading price of our stock may be adversely affected and customer perception of our business may suffer.

Our stock price is volatile.

     Our common stock price has experienced substantial volatility in the past, and is likely to remain volatile in the future. Volatility can arise as a result of a number of the factors discussed in this “Risk Factors” section, as well as divergence between our actual or anticipated financial results and published expectations of analysts, and announcements that we, our competitors, or our customers may make.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The following discussion about Ciena’s market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. Ciena is exposed to market risk related to changes in interest rates and foreign currency exchange rates. Ciena does not use derivative financial instruments for speculative or trading purposes.

     Interest Rate Sensitivity. Ciena maintains a short-term and long-term investment portfolio. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at October 31, 2004, the fair value of the portfolio would decline by approximately $76.3 million.

     Foreign Currency Exchange Risk. As a global concern, Ciena faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on Ciena’s financial results. Ciena’s primary exposures are related to non-dollar denominated operating expenses in Canada, Latin America, Europe and Asia where Ciena sells primarily in U.S. dollars. Ciena is prepared to hedge against fluctuations in foreign currency if this exposure becomes material. As of October 31, 2004, the assets and liabilities of Ciena related to non-dollar denominated currencies were not material. Therefore we do not expect an increase or decrease of 10% in the foreign exchange rate would have a material impact on Ciena’s financial position.

Item 8. Financial Statements and Supplementary Data

     The following is an index to the consolidated financial statements and supplementary data:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Ciena Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Ciena Corporation and its subsidiaries at October 31, 2004 and October 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, VA
December 9, 2004

CIENA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$309,665	$202,623
Short-term investments	796,809	753,251
Accounts receivable, net	43,600	45,878
Inventories, net	44,995	47,614
Prepaid expenses and other	34,334	29,906

Total current assets	1,229,403	1,079,272
Long-term investments	519,744	329,704
Equipment, furniture and fixtures, net	114,930	51,252
Goodwill	336,039	408,615
Other intangible assets, net	108,408	208,015
Other long-term assets	69,641	60,196

Total assets	$2,378,165	$2,137,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,402	$31,509
Accrued liabilities	98,926	76,045
Restructuring liabilities	14,378	16,203
Unfavorable lease commitments	9,380	9,902
Income taxes payable	4,640	3,354
Deferred revenue	14,473	21,566

Total current liabilities	186,199	158,579
Long-term deferred revenue	14,547	16,010
Long-term restructuring liabilities	52,164	65,180
Long-term unfavorable lease commitments	61,312	51,341
Other long-term obligations	2,698	1,522
Convertible notes payable	730,428	690,000

Total liabilities	1,047,348	982,632

Commitments and contingencies
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 980,000,000 shares authorized; 473,214,856 and 571,656,659 shares issued and outstanding	4,732	5,717
Additional paid-in capital	4,861,182	5,482,175
Deferred stock compensation	(9,664)	(13,761)
Notes receivable from stockholders	(448)	(48)
Changes in unrealized gains on investments, net	2,792	(2,488)
Translation adjustment	(345)	(277)
Accumulated deficit	(3,527,432)	(4,316,896)

Total stockholders’ equity	1,330,817	1,154,422

Total liabilities and stockholders’ equity	$2,378,165	$2,137,054

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended October 31,
	2002	2003	2004
Revenue:
Products	$304,155	$240,772	$250,210
Services	57,000	42,364	48,497

Total revenue	361,155	283,136	298,707

Costs:
Products	514,549	153,602	186,461
Services	81,485	56,489	40,493

Total cost of goods sold	596,034	210,091	226,954

Gross profit (loss)	(234,879)	73,045	71,753

Operating expenses:
Research and development	239,619	199,699	198,850
Selling and marketing	130,276	103,193	108,259
General and administrative	52,612	38,478	27,274
Stock compensation costs:
Research and development	15,672	12,824	6,514
Selling and marketing	3,560	2,728	4,051
General and administrative	1,092	1,225	1,318
Amortization of intangible assets	8,972	17,870	30,839
In-process research and development	—	2,800	30,200
Restructuring costs	98,093	13,575	57,107
Goodwill impairment	557,286	—	371,712
Long-lived asset impairment	127,336	47,176	15,926
Recovery of sale, export, use tax liabilities and payments	—	—	(5,388)
Provision (benefit) for doubtful accounts	14,813	—	(2,794)

Total operating expenses	1,249,331	439,568	843,868

Loss from operations	(1,484,210)	(366,523)	(772,115)
Interest and other income (expense), net	61,145	42,959	22,908
Interest expense	(45,339)	(36,331)	(26,813)
Loss on equity investments, net	(15,677)	(4,760)	(4,107)
Loss on extinguishment of debt	(2,683)	(20,606)	(8,216)

Loss before income taxes	(1,486,764)	(385,261)	(788,343)
Provision for income taxes	110,735	1,256	1,121

Net loss	$(1,597,499)	$(386,517)	$(789,464)

Basic and diluted net loss per common share and dilutive potential common share	$(4.37)	$(0.87)	$(1.51)

Weighted average basic common and dilutive potential common shares outstanding	365,202	446,696	521,454

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

						Accumulated
	Common		Additional	Deferred	Receivable	Other	Retained	Total
	Stock		Paid-	Stock	Notes From	Comprehen-	Earnings	Stockholders’
	Shares	Amount	in-Capital	Compensation	Stockholders	sive Income	(Deficit)	Equity (Deficit)
Balance at October 31, 2001	328,022,264	$3,280	$3,704,885	$(37,373)	$(3,236)	$4,842	$(1,543,416)	$2,128,982

Net loss	—	—	—	—	—	—	(1,597,499)	(1,597,499)
Changes in unrealized gains on investments, net	—	—	—	—	—	3,731	—	3,731
Translation adjustment	—	—	—	—	—	267	—	267

Comprehensive loss								(1,593,501)
Exercise of stock options	3,699,493	37	15,103	—	—	—	—	15,140
Unearned stock compensation	—	—	—	(8,826)	—	—	—	(8,826)
Deferred stock compensation costs	—	—	—	21,216	—	—	—	21,216
Issuance of common stock, net of issuance costs	101,120,724	1,011	963,877	—	(5,673)	—	—	959,215
Repayment of receivables from stockholders	—	—	—	—	5,043	—	—	5,043

Balance at October 31, 2002	432,842,481	4,328	4,683,865	(24,983)	(3,866)	8,840	(3,140,915)	1,527,269

Net loss	—	—	—		—	—	(386,517)	(386,517)
Changes in unrealized gains on investments, net	—	—	—		—	(6,743)	—	(6,743)
Translation adjustment	—	—	—		—	350	—	350

Comprehensive loss								(392,910)
Exercise of stock options	4,608,143	46	13,752		—	—	—	13,798
Unearned stock compensation	—	—	—	(7,385)	—	—	—	(7,385)
Deferred stock compensation costs	—	—	—	17,093	—	—	—	17,093
Forfeiture of unearned stock compensation	—	—	(5,611)	5,611	—	—	—	—
Issuance of common stock, net of issuance costs	35,764,232	358	169,176		—	—	—	169,534
Repayment of receivables from stockholders	—	—	—		3,418	—	—	3,418

Balance at October 31, 2003	473,214,856	4,732	4,861,182	(9,664)	(448)	2,447	(3,527,432)	1,330,817

Net loss	—	—	—	—	—	—	(789,464)	(789,464)
Changes in unrealized gains on investments, net	—	—	—	—	—	(5,280)	—	(5,280)
Translation adjustment	—	—	—	—	—	68	—	68

Comprehensive loss	—	—	—	—	—	—	—	(794,676)
Exercise of warrant	49,142	1	(1)	—	—	—	—	—
Exercise of stock options	7,995,906	80	16,700	—	—	—	—	16,780
Unearned stock compensation	—	—	955	(18,178)	—	—	—	(17,223)
Deferred stock compensation costs	—	—	—	11,883	—	—	—	11,883
Forfeiture of unearned stock compensation	—	—	(2,198)	2,198	—	—	—	—
Issuance of common stock, net of issuance costs	90,396,755	904	605,537	—	—	—	—	606,441
Reduction of receivables from stockholders	—	—	—	—	400	—	—	400

Balance at October 31, 2004	571,656,659	$5,717	$5,482,175	$(13,761)	$(48)	$(2,765)	$(4,316,896)	$1,154,422

The accompanying notes are an integral part of these consolidated financial statements

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended October 31,
	2002	2003	2004
Cash flows from operating activities:
Net loss	$(1,597,499)	$(386,517)	$(789,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Early extinguishment of debt	2,683	20,606	8,216
Amortization of premium on marketable securities	2,469	11,948	26,924
Loss from equity investments	15,677	4,760	4,107
Non-cash impairment of long-lived assets	127,336	47,176	15,926
Accretion of convertible notes payable	12,693	6,432	599
In-process research and development	—	2,800	30,200
Depreciation and amortization of leasehold improvements	122,048	80,842	72,213
Goodwill impairment	557,286	—	371,712
Stock compensation	20,324	16,777	11,883
Amortization of intangibles	8,972	21,153	34,708
Provision for doubtful accounts	14,813	—	284
Provision for inventory excess and obsolescence	250,457	(5,296)	4,172
Provision for warranty and other contractual obligations	13,271	9,301	8,351
Other	4,188	5,291	3,449
Changes in assets and liabilities:
Accounts receivable	358,493	(14,187)	(2,562)
Inventories	(27,807)	9,216	962
Deferred income tax asset	186,861	—	—
Prepaid expenses and other	(14,479)	3,977	15,253
Accounts payable and accruals	(8,358)	(66,486)	(67,671)
Income taxes payable	(7,170)	4,626	(1,286)
Deferred revenue and other obligations	(65,079)	(2,689)	6,589

Net cash used in operating activities	(22,821)	(230,270)	(245,435)

Cash flows from investing activities
Additions to equipment, furniture, fixtures and intellectual property	(66,330)	(29,544)	(32,999)
Proceeds from sale of equipment, furniture and fixtures		1,060	1,857
Purchase of available for sale securities	(1,521,479)	(1,049,993)	(696,344)
Maturities of available for sale securities	1,547,516	1,414,808	897,738
Acquisition of business, net of cash acquired	286,899	(29,668)	4,864
Minority equity investments, net	(10,000)	(15,000)	(4,407)

Net cash provided by investing activities	236,606	291,663	170,709

Cash flows from financing activities:
Net proceeds from (repayment of) other obligations	(1,015)	(4,370)	100
Repayment of convertible notes payable	(253,654)	(140,261)	(49,243)
Proceeds from issuance of common stock and warrants	15,140	13,798	16,780
Repayment of notes receivable from stockholders	5,043	1,916	47

Net cash used in financing activities	(234,486)	(128,917)	(32,316)

Net decrease in cash and cash equivalents	(20,701)	(67,524)	(107,042)
Cash and cash equivalents at beginning of period	397,890	377,189	309,665

Cash and cash equivalents at end of period	$377,189	$309,665	$202,623

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$36,776	$30,287	$26,927

Income taxes	$485	$1,780	$2,363

Issuance of common stock for notes receivable from stockholders	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) CIENA CORPORATION AND SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Description of Business

     Ciena Corporation supplies application-focused communications networking equipment, software and services to communications service providers, cable operators, governments and enterprises. Ciena is a network specialist, focused on optimizing access and edge networks for broadband communication, enhancing enterprise data services and evolving network infrastructure to support new services through automation and convergence.

     Ciena was incorporated in Delaware in November 1992, and completed its initial public offering on February 7, 1997. Ciena’s principal executive offices are located at 1201 Winterson Road, Linthicum, Maryland 21090.

Principles of Consolidation

     Ciena has 19 wholly owned U.S. and international subsidiaries, which have been consolidated in the accompanying financial statements. On May 3, 2004, Ciena acquired by merger Catena Networks Inc. (“Catena”), a Delaware company based in Ottawa, Ontario, and Internet Photonics, Inc., (“Internet Photonics”), a Delaware company based in Shrewsbury, New Jersey. On August 29, 2003, Ciena acquired all of the outstanding capital stock of Akara Corporation (“Akara”), a Delaware company based in Ottawa, Ontario. On June 16, 2003, Ciena acquired by merger WaveSmith Networks, Inc. (“WaveSmith”), a Delaware company based in Acton, Massachusetts. On June 21, 2002, Ciena acquired by merger ONI Systems Corp. (“ONI”), a Delaware Company which was headquartered in San Jose, California. The Catena, Internet Photonics, Akara, WaveSmith and ONI transactions were all accomplished as tax-free reorganizations, all of which were recorded using the purchase accounting method.

     The accompanying consolidated financial statements include the accounts of Ciena and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

Fiscal Year

     Ciena has a 52 or 53 week fiscal year, which ends on the Saturday nearest to the last day of October in each year (October 30, 2004, November 1, 2003, and November 2, 2002). For purposes of financial statement presentation, each fiscal year is described as having ended on October 31. Fiscal 2004, fiscal 2003 and fiscal 2002 were comprised of 52 weeks.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires Ciena to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, together with amounts disclosed in the related notes to the financial statements. Actual results could differ from the recorded estimates.

Cash and Cash Equivalents

     Ciena considers all highly liquid investments purchased with expected original maturities of three months or less to be cash equivalents.

Investments

     Ciena’s short-term and long-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. Realized gains or losses and declines in value determined to be other than temporary, if any, on available-for-sale securities, are reported in other income or expense as incurred.

     Ciena also has certain other minority equity investments in privately held technology companies. These investments are generally carried at cost as Ciena owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. As of October 31, 2003 and October 31, 2004, $21.3 million and $21.6 million of these investments are included in other long-term assets, respectively. These investments are inherently high risk as the market for technologies or product manufactured by these companies are usually early stage at the time of the investment by Ciena and such markets may never be significant. Ciena could lose its entire investment in some or all of these companies. Ciena monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. During fiscal 2002, fiscal 2003, and fiscal 2004, Ciena recorded a charge of $16.6 million, $4.8 million and $4.1 million, respectively, from a decline in the fair values of certain equity investments that were determined to be other than temporary.

Inventories

     Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis. Ciena records a provision for excess and obsolete inventory whenever such an impairment has been identified.

Equipment, Furniture and Fixtures

     Equipment, furniture and fixtures are recorded at cost. Depreciation and amortization are computed using the straight-line method over useful lives of 2 to 5 years for equipment, furniture and fixtures and 9 to 10 years for leasehold improvements. Impairments of equipment, furniture and fixtures are determined in accordance with Statement Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement is effective for fiscal 2003 and supersedes Statement of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”).

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

Goodwill and Other Intangible Assets

     Ciena has recorded goodwill and purchased intangible assets as a result of several acquisitions. See Note 2. Ciena accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires Ciena to test each reporting unit’s goodwill for impairment on an annual basis, which Ciena has determined to be the last business day of September each year, and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. See Note 4. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally three to seven years. It is Ciena’s policy to assess periodically the carrying amount of its purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangibles assets are determined in accordance SFAS 144.

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

     Historically, Ciena has relied on a limited number of customers for a substantial portion of our revenue. During fiscal 2004 only SAIC accounted for at least 10% of Ciena’s revenue. During fiscal 2003 Qwest and AT&T each accounted for at least 10% of Ciena’s revenue. During fiscal 2002, Sprint and AT&T each accounted for at least 10% of Ciena’s revenue. Ciena expects that a significant portion of our future revenue will continue to be generated by a limited number of customers. The loss of any one of these customers or any substantial reduction in orders by any one of these customers could materially adversely affect Ciena’s financial condition or operating results. See Note 17.

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

Revenue Recognition

     Ciena recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed and determinable; and collectibility is reasonably assured. For transactions involving the sale of software, revenue is recognized in accordance with Statement of Position No. 97-02 (“SOP 97-2”), “Software Revenue Recognition,” including deferral of revenue recognition in instances where vendor specific evidence for undelivered elements is not determinable. For arrangements that involve the delivery or performance of multiple products, services and or rights to use assets, the determination as to how the arrangement consideration should be measured and allocated to the separate deliverables of the arrangement is determined in accordance with the EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

Revenue Related Accruals

     Ciena provides for the estimated costs to fulfill customer warranty and other contractual obligations upon the recognition of the related revenue. Such reserves are determined based upon actual warranty cost experience, estimates of component failure rates, and management’s industry experience. Ciena’s sales contracts generally do not permit the right of return of product by the customer after the product has been accepted.

Research and Development

     Ciena charges all research and development costs to expense as incurred.

Advertising Costs

     Ciena expenses all advertising costs as incurred.

Income Taxes

     Ciena accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases, and for operating loss and tax credit carry forwards. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than the enactment of changes in tax laws or rates. Valuation allowances are provided, if based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Tax savings resulting from deductions associated with stock options and certain stock warrants are credited directly to additional paid in capital when realization of such benefit is fully assured. See Note 14.

Fair Value of Financial Instruments

     The carrying amounts of Ciena’s financial instruments, which include short-term and long-term investments, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their short maturities.

     At October 31, 2004, the fair value of the Ciena convertible subordinated notes was $596.9 million. The fair value is based on the quoted market price for the notes.

Foreign Currency Translation

     The majority of Ciena’s foreign branches and subsidiaries use the U.S. dollar as their functional currency, as the U.S. parent exclusively funds the branches and subsidiaries’ operations with U.S. dollars. For those subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date. Resulting translation adjustments are recorded directly to a separate component of stockholders’ equity. Where the U.S. dollar is the functional currency, translation adjustments are recorded in other income. The net gain (loss) on foreign currency re-measurement and exchange rate changes for fiscal 2002, fiscal 2003 and fiscal 2004 was immaterial for separate financial statement presentation.

Computation of Basic Net Income (Loss) per Common Share and Diluted Net Income (Loss) per Common and Dilutive Potential Common Share

     Ciena calculates earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). SFAS 128 simplifies the earnings per share (“EPS”) computation and replaces the presentation of primary EPS with a presentation of basic EPS. This statement also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with a complex capital structure and requires a reconciliation of the numerator and denominator used for the basic and diluted EPS computations. See Note 12.

Software Development Costs

     Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”), requires the capitalization of certain software development costs incurred subsequent to the date technological feasibility is established and prior to the date the product is generally available for sale. The capitalized cost is then amortized over the estimated product life. Ciena defines technological feasibility as being attained at the time a working model is completed. To date, the period between achieving technological feasibility and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, Ciena has not capitalized any software development costs.

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

     Ciena has elected to continue to account for its stock-based compensation in accordance with the provisions of APB 25 as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” (“FIN 44”) and present the pro forma disclosures required by SFAS 123 as amended by SFAS 148.

     Had compensation cost for Ciena’s stock option plans and employee stock purchase plan been determined based on the fair value at the grant date for awards in fiscal year 2002, fiscal 2003 and fiscal 2004 consistent with the provisions of SFAS 123 as amended by SFAS 148, Ciena’s net loss and net loss per share for fiscal 2003 and fiscal 2004 would have increased and Ciena’s net loss and net loss per share for fiscal 2002 would have decreased to the pro forma amounts indicated below (in thousands, except per share data):

	October 31,
	2002	2003	2004
Net loss as reported	$(1,597,499)	$(386,517)	$(789,464)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(19,744)	39,553	39,638
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	20,324	16,777	11,883

Net loss pro forma	$(1,557,431)	$(409,293)	$(817,219)

Basic and diluted net loss per share – as reported	$(4.37)	$(0.87)	$(1.51)

Basic and diluted net loss per share – pro forma	$(4.26)	$(0.92)	$(1.57)

     The weighted average fair value of each option granted under the various stock option plans for 2002, 2003 and 2004 is $4.88, $3.32 and $2.82, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions for fiscal 2002, fiscal 2003 and fiscal 2004:

	Employee Stock Option Plans			Employee Stock Purchase Plan
	October 31,			October 31,
	2002	2003	2004	2002	2003	2004
Expected volatility	92%	71%	63% - 71%	92%	71%	63% - 71%
Risk-free interest rate	2.60%	3.20%	3.50%	1.30%	1.30%	1.50%
Expected life (years)	4.5	4.5	4.5	0.5	0.5	0.5
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

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

     Ciena reorganized its operations effective as of the second quarter of fiscal 2004 into multiple operating segments for the purpose of making operating decisions and assessing performance. Those operating segments were the following: Core Networking Group (CNG); Metro and Enterprise Solutions Group (MESG); Data Networking Group (DNG); and Global Network Services (GNS). During the third quarter of fiscal 2004 the Broadband Access Group (BBG) was organized from the operations of Catena, acquired on May 3, 2004. During October 2004 in order to improve operational efficiencies, operating decisions and assess performance, Ciena combined the operations of CNG and MESG and formed the Transport and Switching Group (TSG). See Note 17.

Newly Issued Accounting Standards

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of this standard did not have a material impact on Ciena’s financial position or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The FASB has defined implementation of SFAS 150 indefinitely for certain non-controlling interests, the provisions of which are currently not applicable to Ciena. The adoption of this standard did not have a material impact on Ciena’s financial position or results of operations.

     In March 2004, the FASB issued a proposed statement, “Share-Based Payment”, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transaction be accounted for using a fair-value-based method. In October 2004, the FASB delayed the effective date of the proposed statement from periods ending after January 1, 2005 until periods ending after June 30, 2005. Ciena continues to monitor the potential impact of the proposed statement on its financial condition and results of operations.

     In March 2004, the FASB approved EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this issue is to provide guidance for identifying other-than-temporarily impaired investments. EITF No. 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued EITF No. 03-1-1, which delayed the effective date of EITF No. 03-1, with the exception of certain disclosure requirements. Ciena does not believe that EITF No. 03-1 will have a material impact on its financial condition and results of operations.

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal to require treatment as a current period charges . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. Ciena does not believe that the adoption of this Statement will have a material impact on its financial condition or results of operations.

Reclassification

     Certain prior year amounts have been reclassified to conform to current year consolidated financial statement presentation.

(2) BUSINESS COMBINATIONS

     In fiscal 2004, Ciena acquired Catena and Internet Photonics. In fiscal 2003, Ciena acquired Akara and WaveSmith. In fiscal 2002, Ciena acquired ONI. As a result of these acquisitions, Ciena has recorded charges for in-process research and development and recorded intangible assets related to existing technology.

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

     The purchase price for Ciena’s acquisitions have been based on the average closing price of Ciena’s common stock for two trading days prior to, the date of, and the two trading days after the announcement of the acquisition.

     The following table summarizes the allocation of the purchase price at the date of the acquisitions (in thousands):

		Internet
	Catena at	Photonics	Akara at	WaveSmith	ONI at
	May 3,	at May 3,	August 29,	at June 16,	June 21,
	2004	2004	2003	2003	2002
Cash, cash equivalents, long and short-term investments	$12,936	$767	$1,232	$4,159	$623,559
Inventory	6,254	1,499	909	983	14,705
Equipment, furniture and fixtures	2,813	1,287	282	793	40,759
Other tangible assets	9,236	1,666	1,542	472	25,847
Existing technology	73,000	10,000	9,300	54,300	13,000
Non-compete agreements	—	2,200	3,100	—	1,000
Contracts and purchase orders	18,000	21,100	2,100	5,400	1,100
Goodwill	326,241	120,574	34,275	89,264	590,895
Deferred stock compensation	16,130	1,094	—	7,385	8,826
Other assumed liabilities	(23,150)	(6,857)	(2,658)	(2,405)	(43,336)
Ciena initial investment	—	—	—	(5,000)	—
Unfavorable lease commitments	(351)	—	(541)	—	(80,183)
Promissory notes and loans	—	(9,357)	(6,099)	—	—
Convertible subordinated notes payable	—	—	—	—	(218,013)
In-process research and development	25,000	5,200	1,300	1,500	—

Total purchase price	$466,109	$149,173	$44,742	$156,851	$978,159

Catena

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

     The $73.0 million assigned to existing technology will be amortized over periods ranging from 4.5 to 6.5 years. The $18.0 million assigned to the contracts, customer relationships and purchase orders will be amortized over periods ranging from 3 months to 4.5 years.

     The goodwill allocated to the purchase price was $326.2 million and is not deductible for tax purposes. The operations of Catena were incorporated into Ciena’s BBG operating segment, and accordingly the goodwill from this transaction has been assigned to this operating segment.

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

	Fiscal Year (unaudited)
	2003	2004
Revenue	$317,013	$348,943

Net loss	$(431,932)	$(802,038)

Diluted net loss per common share and dilutive potential common share	$(0.84)	$(1.44)

Internet Photonics

     Internet Photonics was a privately held corporation headquartered in Shrewsbury, New Jersey. Pursuant to the terms of the acquisition agreement, Internet Photonics merged into Ciena, and the outstanding shares of Internet Photonics common and preferred stock were exchanged for approximately 22,623,313 shares of Ciena common stock. The aggregate purchase price was $149.2 million, which included Ciena common stock valued at $139.4 million, Ciena options, and restricted stock valued at $6.1 million, and transaction costs of $3.7 million.

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

     The goodwill allocated to the purchase price was $120.6 million and is not deductible for tax purposes. The operations of Internet Photonics were incorporated into Ciena’s TSG operating segment, and accordingly the goodwill from this transaction has been assigned to this operating segment. The operations of Internet Photonics are not material to the consolidated financial statements of Ciena, and accordingly, separate pro forma financial information has not been presented.

Akara

     On August 29, 2003, Ciena completed the acquisition by merger of Akara, a privately held corporation headquartered in Ottawa, Ontario. Pursuant to the terms of the acquisition agreement, Akara became a wholly owned subsidiary of Ciena, and the outstanding shares of Akara common and preferred stock were exchanged for $30.6 million in cash and approximately 2,343,015 shares of Ciena common stock. The aggregate purchase price was $44.7 million, which included Ciena common stock valued at $13.8 million, and transaction costs of $0.3 million.

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

     The amount of goodwill allocated to the purchase price was $34.3 million and is not deductible for tax purposes. At the time of the acquisition Ciena operated as one operating segment and reported only certain enterprise-wide disclosures. Accordingly, the goodwill from this transaction was not part of a separate reportable segment. The operations of Akara were not material to the consolidated financial statements of Ciena and, accordingly, separate pro forma financial information has not been presented.

WaveSmith

     On June 16, 2003, Ciena completed the acquisition by merger of WaveSmith, a privately held corporation headquartered in Acton, Massachusetts. Pursuant to the terms of the acquisition agreement, WaveSmith merged into Ciena, and the outstanding shares of WaveSmith common and preferred stock were exchanged for approximately 33,421,217 shares of Ciena common stock. The aggregate purchase price was $156.8 million, which included Ciena common stock valued at $142.7 million, Ciena options, warrants and restricted stock valued at $7.9 million, transaction costs of $1.2 million and an initial Ciena investment of $5.0 million.

     The $5.4 million assigned to the contracts and purchase orders will be amortized over a range of two months to five years.

     The amount of goodwill allocated to the purchase price was $89.3 million and is not deductible for tax purposes. At the time of the acquisition Ciena operated as one operating segment and reported only certain enterprise-wide disclosures. Accordingly, the goodwill from this transaction was not part of a separate reportable segment. The operation of WaveSmith was not material to the consolidated financial statements of Ciena and, accordingly, separate pro forma financial information has not been presented.

ONI

     On June 21, 2002, Ciena completed the acquisition by merger of ONI headquartered in San Jose, California. Under the terms of the agreement, each outstanding share of capital stock of ONI was exchanged for 0.7104 shares of Ciena common stock, and Ciena assumed all ONI outstanding options and warrants as well as the ONI outstanding convertible debt. The stockholders of ONI received 101,120,724 shares of Ciena common stock of which 1,039,429 shares were restricted and subject to repurchase at the time of the acquisition.

     Additionally, Ciena converted options and warrants to purchase approximately 18,193,345 ONI shares into options and warrants to purchase 12,924,552 shares of Ciena common stock. The aggregate purchase price was $978.2 million, including Ciena common stock valued at $875.7 million, Ciena options, warrants and restricted stock valued at $89.2 million and transaction costs of $13.3 million.

     The $2.1 million assigned to the other intangible assets, non-compete agreements and contracts, was amortized over a range of two months to one year.

     During the quarter ended July 31, 2002, Ciena and ONI reduced their combined workforce by approximately 283 employees. Approximately $3.8 million of costs associated with the ONI workforce reduction qualify for treatment under EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Combination” and were recorded as an element of the acquisition.

     The $80.2 million assigned to the value of the unfavorable lease commitments was based upon the present value of the assumed lease obligations based upon current rental rates at the time of the acquisition. These unfavorable lease commitments will be paid over the respective lease terms through fiscal 2011. The $218.0 million assigned to the value of the ONI $300.0 million principal amount of 5.0% convertible subordinated notes due October 15, 2005 was based upon the present value of the notes at the time of the acquisition. Ciena accreted the difference between the present value of the notes and the outstanding principal value over the remaining period to October 15, 2005, such that the carrying value of the notes would equal the principal value at the time the notes become due. Ciena has subsequently repurchased these notes. See Note 11.

     The amount of goodwill allocated to the purchase price was $590.9 million and is not deductible for tax purposes. At the time of the acquisition Ciena operated as one operating segment and reported only certain enterprise-wide disclosures. Accordingly, the goodwill from this transaction was not part of a separate reportable segment.

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

Year Ended
2002 (unaudited)
Revenue	$431,495

Net loss	$(1,702,866)

Diluted net loss per common share and dilutive potential common share	$(3.93)

(3) RESTRUCTURING COSTS

     Ciena has previously taken actions to align its workforce, facilities and operating costs with business operations. Prior to the adoption of Statement of Financial Accounting Standard No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” for transactions initiated after December 31, 2002, Ciena followed the guidance of EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” for restructuring charges. However, given the manner in which Ciena undertook such restructuring activities, there have been no significant differences in financial reporting. Ciena historically has committed to a plan and incurred the liability concurrently – meeting the criteria of both EITF 94-3 and SFAS 146 consistently. The following table displays the activity and balances of the restructuring reserve account for the years ended October 31, 2003 and October 31, 2004 (in thousands):

					Liabilities
					recorded in
			Consolidation		connection
	Workforce		of excess		with purchase
	reduction		facilities		combination	Total
Balance at October 31, 2002	$5,199		$76,940		$121	$82,260
Additional reserve recorded	12,240	(a)	2,168	(a)	430 (b)	14,838
Adjustment to previous estimates	(523	)(a)	(310	)(a)	—	(833)
Non-cash charges	(1,913)		—		—	(1,913)
Cash payments	(12,154)		(15,105)		(551)	(27,810)

Balance at October 31, 2003	2,849		63,693		—	66,542
Additional reserve recorded	21,796	(c)	27,834	(c)	—	49,630
Adjustment to previous estimates	154	(c)	7,323	(c)	—	7,477
Cash payments	(23,353)		(18,913)		—	(42,266)

Balance at October 31, 2004	$1,446		$79,937		$—	$81,383

Current restructuring liabilities	$1,446		$14,757		$—	$16,203

Non-current restructuring liabilities	$—		$65,180		$—	$65,180

(a)	During the second quarter of fiscal 2003, Ciena recorded a restructuring charge of $2.4 million associated with the workforce reduction of approximately 75 employees.

During the third quarter of fiscal 2003, Ciena recorded a restructuring charge of $2.2 million associated with a workforce reduction of approximately 84 employees, lease terminations and non-cancelable lease costs.

During the fourth quarter of fiscal 2003, Ciena recorded a restructuring charge of $9.0 million associated with a workforce reduction of approximately 231 employees, lease terminations and non-cancelable lease costs.

(b)	During fiscal 2003, Ciena and WaveSmith reduced their combined workforce by 8 employees. Approximately $0.4 million of cost associated with the WaveSmith workforce reduction qualify for treatment under EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Combination” and were recorded as an element of the acquisition.

(c)	During the first quarter of fiscal 2004, Ciena recorded a restructuring charge of $1.3 million related to the exit of a warehouse, $1.4 million related to work force reductions of approximately 52 employees and $0.7 million related to an adjustment to previous estimates.

During the second quarter of fiscal 2004, Ciena recorded a restructuring charge of $2.5 million related to a workforce reduction of approximately 68 employees and $2.6 million primarily related to an adjustment in estimated sub leasing income and operating expenses of previously restructured facilities.

During the third quarter of fiscal 2004, Ciena recorded a restructuring charge of $12.5 million related to a workforce reduction of approximately 321 employees, $0.7 million related to exit activities of Ciena’s San Jose, CA facility and an adjustment of $0.3 million related to an estimate of previously restructured facilities.

During the fourth quarter of fiscal 2004, Ciena recorded a restructuring charge of $5.4 million related to a workforce reduction of approximately 119 employees, $25.8 million primarily related to the exiting of Ciena’s San Jose, CA facility and $3.8 million primarily related to an adjustment in estimate of operating expenses of previously restructured facilities.

(4) GOODWILL AND LONG LIVED ASSET IMPAIRMENTS

     Goodwill Impairment

     Effective November 1, 2001, Ciena adopted SFAS 142 and ceased to amortize goodwill. On adoption of SFAS 142, Ciena determined that its operations represented a single reporting unit. Ciena completed an impairment review of the goodwill associated with its reporting unit during the three months ended January 31, 2002. Ciena compared the fair value of its reporting unit at November 1, 2001 to the carrying value including goodwill for the unit at November 1, 2001, and determined that the carrying value, including goodwill, did not exceed the unit’s fair value. As a result, no impairment charge was required on adoption.

     Prior to the reorganization of Ciena into operating segments during fiscal 2004, the fair value of Ciena’s goodwill was tested for impairment on an annual basis, and between annual tests if an event occurred or circumstances changed that would, more likely than not, have reduced the fair value of Ciena on an enterprise level, rather than a segment level, below its carrying value. Due to Ciena’s reorganization into operating segments, SFAS 142 requires that Ciena assign goodwill to its reporting units. Ciena has determined its operating segments and reporting units are the same. In accordance with SFAS 142 Ciena tests each reporting unit’s goodwill for impairment on an annual basis, which Ciena has determined to be the last business day of September each year, and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The following table summarizes the changes and reorganization assignment in the carrying amount of Ciena’s goodwill to its reporting units as of October 31, 2004 for fiscal 2002, fiscal 2003 and fiscal 2004 (in thousands):

	CNG	MESG	TSG*	DNG	BBG	Total
Balance as November 1, 2001						$178,891
Goodwill acquired during fiscal 2002						590,895
Impairment losses						(557,286)

Balance as of October 31, 2002						212,500
Goodwill acquired during fiscal 2003						123,539

Balance as of October 31, 2003						336,039
Purchase adjustments						(121)

Assignment as of January 31, 2004	$151,121	$97,924	$—	$86,873	$—	$335,918
Goodwill acquired during fiscal 2004	—	120,574	—	—	326,241	446,815
Purchase adjustments	—	(289)	—	(1,858)	(259)	(2,406)
Impairment losses	(93,321)	(129,009)	—	—	(149,382)	(371,712)
Reorganization assignment	(57,800)	(89,200)	147,000	—	—	—

Balance as October 31, 2004	$—	$—	$147,000	$85,015	$176,600	$408,615

*	CNG and MESG were combined to form TSG during October fiscal 2004

     During fiscal 2004 Ciena performed its annual testing to determine and measure goodwill impairment on a reporting unit basis, and with the assistance from independent valuation experts management performed an assessment of the fair value of Ciena’s reporting units and their intangible assets as of September 27, 2004. Ciena compared the fair value of each of its reporting units to each reporting unit’s carrying value including goodwill and determined that the carrying value, including goodwill, of CNG, MESG, and BBG exceeded their respective fair values as of September 27, 2004. As a result, Ciena assessed the fair values of CNG, MESG, and BBG assets, including identified intangible assets, and liabilities and derived an implied fair value for the reporting unit’s goodwill. Since the carrying amount of the goodwill assigned to CNG, MESG and BBG was greater than the implied fair values, an impairment loss of $93.3 million, $129.0 million and $149.4 million for CNG, MESG, and BBG, respectively, was recognized in fiscal 2004.

     The fair value of Ciena’s reporting units were determined using the average of the outcomes from the following valuation methods: market multiples; comparable transactions; and discounted cash flows. A control premium of 15% to 20% was added to the valuation results for each reporting unit. Ciena determined the estimated fair value of identifiable intangible assets of its reporting units using discounted cash flows. The cash flow periods used ranged from one to seven years, applying annual growth rates of 5% to 118%. Ciena used discount rates of 10% to 30% based of the specific risks and circumstances associated with the identified intangible asset or other non-goodwill assets or liability being evaluated. The assumptions supporting the estimated cash flows for identified intangible assets and other non-goodwill assets and liabilities, including the discount rate, reflects management’s estimates. The discount rate was based upon Ciena’s weighted average cost of capital as adjusted for the risks associated with its operations.

     During fiscal 2002 and fiscal 2003, Ciena, with the assistance from independent valuation experts, performed an assessment of the fair value of Ciena’s single reporting unit and its intangible assets as of September 27, 2002 and September 26, 2003, respectively. Ciena compared its fair value to its carrying value including goodwill and determined that its carrying value, including goodwill, exceeded fair value as of September 27, 2002 but did not exceed fair value as of September 26, 2003. As a result, during fiscal 2002 Ciena assessed the fair value of its assets, including identified intangible assets, and liabilities and derived an implied fair value for its goodwill. Since the carrying amount of goodwill was greater than its implied fair value, an impairment loss of $557.3 million was recognized in fiscal 2002.

     During fiscal 2002 fair value of Ciena was determined using the average market price of Ciena’s common stock over a 10-day period before and after September 27, 2002 and a control premium of 25%. During fiscal 2003 the fair value of Ciena was determined using the average market price of Ciena’s common stock over a 10-day period before and after September 26, 2003 and a control premium of 25%. Ciena determined the estimated fair value of identified intangible assets and non-goodwill intangible assets and liabilities using discounted cash flows. The cash flow periods used were eight years, applying annual growth rates of 10% to 86%. Ciena used discount rates of 10% to 32% based of the specific risks and circumstances associated with the identified intangible asset or other non-goodwill assets or liability being evaluated. The assumptions supporting the estimated cash flows for identified intangible assets and other non-goodwill assets and liabilities, including the discount rate, reflects management’s estimates. The discount rate was based upon Ciena’s weighted average cost of capital as adjusted for the risks associated with its operations.

     Long-Lived Asset Impairment — Equipment, Furniture and Fixtures

     During fiscal 2002, fiscal 2003, and fiscal 2004, Ciena recorded impairment losses of $127.3 million, $17.6 million and $15.9 million, respectively, related to excess equipment, furniture and fixtures that were classified as held for sale as a result of Ciena’s restructuring activities.

     Long-Lived Asset Impairment — Other Intangible Assets

     As part of Ciena’s review of financial results for fiscal 2002, fiscal 2003 and fiscal 2004, Ciena performed an assessment of the carrying value of Ciena’s other intangible assets. The assessment was performed pursuant to SFAS 144 in fiscal 2003 and fiscal 2004 and pursuant to SFAS 121 in fiscal 2002. No impairments were required in fiscal 2002 or fiscal 2004. During fiscal 2003 Ciena recorded a charge of $29.6 million, related to the impairment of acquired MetroDirector K2 developed technology. The method used for determining fair value was the held for use model, two step method. This charge was based on the amount by which the carrying amount of the developed technology exceeded its fair value. Fair value was determined based on discounted future cash flows derived from the developed technology, which had separately identifiable cash flows. The cash flow periods used were five years, applying a first year growth rate of 5% with subsequent declines of between 10% and 20% in the following years. The discount rate used was 21.0%. The assumptions supporting the estimated future cash flows, including the discount rate reflect management’s best estimates. The discount rate was based upon Ciena’s weighted average cost of capital as adjusted for the risks associated with its operations.

(5) MARKETABLE DEBT AND EQUITY SECURITIES

     Cash, short-term and long-term investments are comprised of the following (in thousands):

	October 31, 2004
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Corporate bonds	$403,178	$—	$1,059	$402,119
Asset backed obligations	215,811	—	165	215,646
Commercial paper	17,999	—	4	17,995
US government obligations	448,455	—	1,260	447,195
Money market funds	202,623	—	—	202,623

	$1,288,066	$—	$2,488	$1,285,578

Included in cash and cash equivalents	202,623	—	—	202,623
Included in short-term investments	754,813	—	1,562	753,251
Included in long-term investments	330,630	—	926	329,704

	$1,288,066	$—	$2,488	$1,285,578

	October 31, 2003
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Corporate bonds	$617,837	$787	$163	$618,461
Asset-backed obligations	161,474	322	—	161,796
Municipal bonds	5,024	7	—	5,031
Commercial paper	10,487	2	28	10,461
US government obligations	518,609	2,095	229	520,475
Money market funds	309,994	—	—	309,994

	$1,623,425	$3,213	$420	$1,626,218

Included in cash and cash equivalents	309,665	—	—	309,665
Included in short-term investments	793,807	3,012	10	796,809
Included in long-term investments	519,953	201	410	519,744

	$1,623,425	$3,213	$420	$1,626,218

     The following table summarizes maturities of debt investments (including restricted investments) at October 31, 2004 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$754,813	$753,251
Due in 1-2 years	330,630	329,704
Due in 2-5 years	—	—

	$1,085,443	$1,082,955

(6) ACCOUNTS RECEIVABLE

     As of October 31, 2003, the trade accounts receivable, net of allowance for doubtful accounts, included three customers that each accounted for 23.6%, 12.5%, and 10.1% of the net trade accounts receivable, respectively. As of October 31, 2004, the trade accounts receivable, net of allowance for doubtful accounts, included three customers that each accounted for 24.0%, 12.3%, and 11.2% of the net trade accounts receivable, respectively.

     Ciena performs ongoing credit evaluations of its customers and generally has not required collateral or other forms of security from its customers. Ciena maintains an allowance for potential losses on a specific identification basis. Ciena’s allowance for doubtful accounts as of October 31, 2003 and October 31, 2004 was $1.5 million and $1.0 million, respectively. Ciena recorded a provision for doubtful accounts of approximately $14.8 million during fiscal 2002. This provision relates to the estimated losses of $18.1 million from three customers, each of whom filed for bankruptcy protection during fiscal 2002, offset by a payment of $3.3 million of the gross outstanding accounts receivable balance due from iaxis Limited through Ciena’s sales agreement with Dynegy. Ciena did not record any additional provision for doubtful accounts during fiscal 2003. During fiscal 2004, Ciena recovered $3.1 million from a customer, from which payment was previously deemed doubtful due to the customer’s financial condition. Ciena also recorded a provision for doubtful accounts of approximately $0.3 million during fiscal 2004 relating to one customer.

     The following table summarizes the activity in Ciena’s allowance for doubtful accounts (in thousands):

Year ended	Balance at			Balance at end
October 31,	beginning of period	Provisions	Deductions	of period
2002	$1,491	$14,813	$6,831	$9,473
2003	9,473	—	7,975	1,498
2004	$1,498	$284	$821	$961

(7) INVENTORIES

     Inventories are comprised of the following (in thousands):

	October 31,
	2003	2004
Raw materials	$16,121	$19,591
Work-in-process	5,904	3,833
Finished goods	46,063	46,123

	68,088	69,547
Reserve for excess and obsolescence	(23,093)	(21,933)

	$44,995	$47,614

     Ciena writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. As a result of the decline in capital spending by Ciena’s customers, and a further decline in forecasted revenue of existing products in fiscal 2002, Ciena recorded a provision for excess inventory and purchase commitments of $286.5 million, which included charges of $250.5 million for excess and obsolescence, and $36.0 million for excess inventory purchase commitments. During fiscal 2003, Ciena recorded a benefit for excess inventory of $5.3 million, primarily related to the realization of sales from previously reserved excess inventory. During fiscal 2004, Ciena recorded a provision for inventory reserves of $4.2 million, primarily related to excess inventory due to a change in forecasted sales for certain products.

     The following table summarizes the activity in Ciena’s reserve for excess and obsolete inventory (in thousands):

	Balance at
Year ended	beginning of	Provisions		Balance at
October 31,	period	(Benefits)	Deductions	end of period
2002	$53,804	$250,457	$256,116	$48,145
2003	48,145	(5,296)	19,756	23,093
2004	$23,093	$4,172	$5,332	$21,933

(8)	EQUIPMENT, FURNITURE AND FIXTURES

     Equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,
	2003	2004
Equipment, furniture and fixtures	$332,843	$259,809
Leasehold improvements	70,145	38,064

	402,988	297,873
Accumulated depreciation and amortization	(288,170)	(247,336)
Construction-in-progress	112	715

	$114,930	$51,252

     During fiscal 2004 Ciena recorded $22.5 million in accelerated amortization expense of leasehold improvements related to the closure of Ciena’s San Jose, CA facility. This expense is included in the research and development expense for fiscal 2004. In addition, during fiscal 2002, fiscal 2003, and fiscal 2004 Ciena recorded impairment losses of $127.3 million, $17.6 million, and $15.9 million, respectively, for equipment, furniture and fixtures as a result of its restructuring activities. See Note 4.

(9) OTHER INTANGIBLE ASSETS

     Other intangible assets are comprised of the following (in thousands):

	October 31,
	2003			2004
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangible	Amortization	Intangible	Intangible	Amortization	Intangible
Developed technology	$94,704	$(22,975)	$71,729	$177,704	$(43,076)	$134,628
Patents and licenses	36,655	(8,984)	27,671	46,670	(13,208)	33,462
Covenants not to compete, outstanding purchase orders and contracts	12,700	(3,692)	9,008	54,000	(14,075)	39,925

	$144,059		$108,408	$278,374		$208,015

     In January 2003, Ciena reached a settlement agreement with Nortel. Under the agreement, Ciena made a one-time payment of $25 million to Nortel, and Nortel granted Ciena a license under the patents in suit and certain related patents. Ciena accounted for the $25.0 million liability by recording an expense of $2.5 million in first quarter 2003 related to the settlement of the litigation, and recording the remaining $22.5 million as an intangible asset that is being amortized over eight years based upon the expected life of the patent rights acquired in the settlement.

     During fiscal 2003, as a result of the WaveSmith acquisition, we recorded $54.3 million in developed technology and $5.4 million in other intangibles related to contracts and outstanding purchase orders. As a result of the Akara acquisition, we recorded $9.3 million in developed technology and $5.2 million in other intangibles related to noncompete agreements and customer relationships.

     During fiscal 2004, as a result of the Internet Photonics and Catena acquisitions, Ciena recorded $10.0 million and $73.0 million in existing technology, respectively and $23.3 million from Internet Photonics and $18.0 million from Catena in other intangibles related to covenants not to compete, outstanding purchase orders and contracts. Ciena also acquired miscellaneous patents and licenses for $10.0 million that are being amortized over a life of four to seven years.

     As a result of the impairment of intangible assets, we recorded a charge against gross developed technology of $29.6 million in fiscal 2003. See Note 4.

     The aggregate amortization expense of other intangible assets was $9.0 million, $21.2 million, and $34.7 million for fiscal 2002, fiscal 2003 and fiscal 2004, respectively. Expected future amortization of other intangible assets is as follows (in thousands):

Year ended October 31,
2005	$43,791
2006	42,483
2007	42,483
2008	41,273
2009	21,054
Thereafter	16,931

$208,015

(10) OTHER BALANCE SHEET DETAILS

     Other long-term assets (in thousands):

	October 31,
	2003	2004
Maintenance spares inventory, net	$26,206	$18,959
Deferred debt issuance costs	12,869	9,841
Investments in privately held companies	21,292	21,592
Other	9,274	9,804

	$69,641	$60,196

     Accrued liabilities (in thousands):

	October 31,
	2003	2004
Warranty	$37,380	$30,189
Accrued compensation, payroll related tax and benefits	33,206	23,531
Accrued excess inventory purchase commitments	1,405	803
Accrued interest payable	6,583	6,469
Other	20,352	15,053

	$98,926	$76,045

     The following table summarizes the activity in Ciena’s accrued warranty and other contractual obligations (in thousands):

Year ended	Balance at				Balance at end
October 31,	beginning of period	Provisions	Acquired	Settlements	of period
2002	$39,846	$13,271	$4,792	$(12,411)	$45,498
2003	$45,498	$9,301	$181	$(17,600)	$37,380
2004	$37,380	$8,351	$1,000	$(16,542)	$30,189

     Deferred revenue (in thousands):

	October 31,
	2003	2004
Products	$4,772	$8,578
Services	24,248	28,998

	29,020	37,576
Less current portion	(14,473)	(21,566)

Long-term deferred revenue	$14,547	$16,010

(11) CONVERTIBLE NOTES PAYABLE

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

     On June 21, 2002, in connection with its acquisition of ONI, Ciena assumed the outstanding ONI 5.0% convertible subordinated notes, in an aggregate principal amount of $300 million, due October 15, 2005. Interest was payable on April 15 and October 15 of each year. The ONI 5.0% convertible subordinated notes were initially recorded at a value of $218.0 million based upon the fair value of the outstanding notes at the time of the acquisition.

     During the fourth quarter fiscal 2002, Ciena purchased on the open market $97.1 million of the $300 million outstanding ONI convertible subordinated notes. Ciena paid $75.2 million for notes with a cumulative accreted book value of $72.5 million, which resulted in a loss on early extinguishment of debt of $2.7 million.

     During the first quarter fiscal 2003, Ciena purchased $154.7 million of the remaining $202.9 million outstanding ONI 5.0% convertible subordinated notes pursuant to a tender offer. Ciena paid $140.3 million related to the tender offer for notes with a cumulative accreted book value of $119.7 million, which resulted in a loss on early extinguishment of debt of $20.6 million.

     During the first quarter of fiscal 2004, Ciena purchased the remaining $48.2 million of the outstanding ONI 5.0% convertible subordinated notes. Ciena paid $49.2 million for the notes with a cumulative accreted book value of $41.0 million, which resulted in a loss on early extinguishment of $8.2 million.

     At closing on October 31, 2004, the fair value of the Ciena convertible subordinated notes was $596.9 million. The fair value is based on the quoted market price for the notes.

(12) LOSS PER SHARE CALCULATION

     Basic EPS is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding, stock options and warrants using the treasury stock method. Approximately 41.5 million, 34.6 million and 48.8 million options and restricted stock were outstanding during fiscal 2002, fiscal 2003, and fiscal 2004 respectively, but were not included in the computation of EPS as the effect would be anti-dilutive.

(13) STOCKHOLDERS’ EQUITY

Stockholder Rights Plan

     In December 1997, Ciena’s Board of Directors adopted a Stockholder Rights Plan. This plan is designed to deter any potential coercive or unfair takeover tactics in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover of Ciena on terms that are favorable and fair to all shareholders and will not interfere with a merger approved by the Board of Directors. Each right entitles shareholders to buy a “unit” equal to one one-thousandth of a share of Preferred Stock of Ciena. The rights will be exercisable only if a person or a group acquires or announces a tender or exchange offer to acquire 15% or more of Ciena’s common stock or if Ciena enters into certain other business combination transactions not approved by the Board of Directors.

     In the event the rights become exercisable, the rights plan allows for Ciena shareholders to acquire stock of the surviving corporation, whether or not Ciena is the surviving corporation, having a value twice that of the exercise price of the rights. The rights were distributed to shareholders of record in January 1998. The rights will expire in December 2007 and are redeemable for $0.001 per right at the approval of Ciena’s Board of Directors.

(14) INCOME TAXES

     Loss before income taxes and the provision for income taxes consists of the following (in thousands):

	October 31,
	2002	2003	2004
Loss before income taxes	$(1,486,764)	$(385,261)	$(788,343)

Provision (benefit) for income taxes:
Current:
Federal	(16,168)	—	—
State	—	—	—
Foreign	989	1,256	1,121

Total current	(15,179)	1,256	1,121

Deferred:
Federal	116,802	—	—
State	9,112	—	—
Foreign	—	—	—

Total deferred	125,914	1,256	1,121

Provision for income taxes	$110,735	$1,256	$1,121

     The tax provision reconciles to the amount computed by multiplying income before income taxes by the U.S. federal statutory rate of 35% as follows:

	October 31,
	2003	2004
Provision at statutory rate	35%	35%
Non-deductible purchased research and development	(0.30)	(1.34)
Research and development credit	1.30	0.57
Non-deductible goodwill and other	(1.60)	(16.50)
Valuation allowance	(34.70)	(17.87)

	(0.30%)	(0.14%)

     The significant components of deferred tax assets and liabilities were as follows (in thousands):

	October 31,
	2003	2004
Deferred tax assets:
Reserves and accrued liabilities	$84,530	$77,449
Depreciation and amortization	1,371	(26,392)
NOL and credit carry forward	803,407	1,019,101
Convertible notes	(2,875)	—
Other	7,765	7,748

Gross deferred tax assets	894,198	1,077,906
Valuation allowance	(894,198)	(1,077,906)

Net deferred tax asset	$—	$—

     During fiscal 2002, Ciena established a valuation allowance against its deferred tax assets. Ciena intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

     As of October 31, 2004, Ciena had a $2.57 billion net operating loss carry forward and a $76.8 million income tax credit carry forward which begin to expire in fiscal year 2018 and 2012 respectively. Ciena’s ability to use net operating losses and credit carry forwards may be subject to limitations pursuant to the ownership change rules of the Internal Revenue Code Section 382.

     The income tax provision does not reflect the tax savings resulting from deductions associated with Ciena’s stock. The tax benefit on deductions of approximately $102.1 million associated with Ciena’s stock will be credited to additional paid-in capital when realized.

     Approximately $128.0 million of the valuation allowance as of October 31, 2004 was attributable to deferred tax assets associated with the acquisitions of ONI, WaveSmith, Akara, Catena and IPI that when realized, will first reduce goodwill, then other non-current intangibles of the acquired companies, and then income tax expense.

     The IRS is currently examining Ciena’s federal income tax returns for fiscal 1999 through fiscal 2002. Management does not expect the outcome of these examinations to have a material effect on Ciena’s consolidated financial position, results of operations or cash flow.

(15) EMPLOYEE BENEFIT PLANS

Active Equity Incentive Plans

     Ciena maintains four active equity incentive plans under which it grants stock options, restricted stock, or other forms of equity-based compensation: the 1999 Non-Officer Incentive Stock Plan (the “1999 Plan”); the Third Amended and Restated 1994 Stock Option Plan (the “1994 Plan”); the 1996 Outside Directors Stock Option Plan (the “1996 Plan”); and the Ciena Corporation 2000 Equity Incentive Plan (the “2000 Plan”).

     The 1999 Plan authorizes the issuance of non-qualified options to employees of Ciena who are not executive officers or directors. The exercise price for each option is established by the Board of Directors at not less than 85% of fair market value of the Common Stock at the time of grant. Options issued under the plan vest over four years. As of October 31, 2004, there were 57,175,278 shares authorized for issuance.

     The 1994 Plan authorizes the issuance of either qualified or non-qualified options to directors, employees or consultants. In general, Ciena uses the 1994 Plan to grant options to executive officers. The exercise price for options under the plan is established by the Board of Directors at not less than the fair market value of the Common Stock at the time of grant. The Board determines the terms of vesting of options issued under the plan. Ciena’s current practice is for options to vest over a four-year period. As of October 31, 2004, there were 59,642,297 shares authorized for issuance in the plan.

     The 1996 Plan provides for the issuance of non-qualified options to non-employee directors of Ciena. The plan provides automatic grants of (i) an initial option at the time of a director’s election to the Board and (ii) annual options on the day following Ciena’s annual meeting of shareholders. The exercise price is equal to the fair market value of the stock at the time of grant. Initial options vest over three years, and annual options vest after one year. As of October 31, 2004, there were 1,500,000 shares authorized in the plan.

     The 2000 Plan was assumed by Ciena as a result of its merger with ONI. It authorizes the issuance of stock options, restricted stock, restricted stock units and stock bonuses to employees, officers, directors, consultants, independent contractors and advisors. The terms of awards under the plan are established by the Board of Directors or its Compensation Committee. The exercise price of options may not be less than 85% of the fair market value of the stock at the date of grant (100% of the fair market value for qualified options). The Board of Directors (or the Compensation Committee) has broad discretion to establish the terms and conditions for grants of restricted stock and stock bonuses. As of October 31, 2004, there were 54,676,136 shares authorized in the plan. Under the terms of the plan, this number will increase by 5.0% of the number of issued and outstanding shares of Ciena each January 1st, unless the Compensation Committee reduces the amount of the increase in any year. By action of the Compensation Committee, the amount of the increase on January 1, 2004 was only 2.0% of the issued and outstanding shares of Ciena. In addition, any shares subject to options or other awards under the ONI 1997 Stock Plan, ONI 1998 Equity Incentive Plan, or ONI 1999 Equity Incentive Plan that are forfeited upon cancellation of the option or award are available for grant and issuance under the 2000 Plan.

Other Equity Incentive Plans

     As a result of its acquisitions of Lightera, Omnia, Cyras, ONI, WaveSmith, Akara, Catena and Internet Photonics Ciena has assumed obligations under various equity incentive plans previously maintained by those companies, including the obligation to honor grants made under these plans prior to the acquisitions. Ciena will issue Ciena Common Stock upon the exercise of options outstanding under these plans, and restricted stock issued under these plans has been converted into restricted shares of Ciena Common Stock. Ciena does not intend to issue any further grants under these plans.

     These include the following inactive plans:

•	Internet Photonics 2000 Corporate Stock Option Plan

•	Catena 1998 Equity Incentive Plan

•	WaveSmith 2000 Stock Option and Incentive Plan

•	ONI 1997 Stock Option Plan

•	ONI 1998 Equity Incentive Plan

•	ONI 1999 Equity Incentive Plan

•	Cyras 1998 Stock Plan

•	Omnia 1997 Stock Plan

•	Lightera 1998 Stock Plan

Stock Option Activity

     The following table is a summary of Ciena’s stock option activity (shares in thousands):

		Weighted
		Average
		Exercise
	Shares	Price
Balance at October 31, 2001	46,932	$45.56
Granted and assumed	26,620	12.07
Exercised	(2,118)	2.30
Canceled	(28,959)	56.63

Balance as of October 31, 2002	42,475	19.20
Granted and assumed	22,382	4.83
Exercised	(2,004)	1.75
Canceled	(13,995)	30.17

Balance at October 31, 2003	48,858	10.10
Granted and assumed	37,245	3.31
Exercised	(5,504)	1.71
Canceled	(17,004)	9.95

Balance as of October 31, 2004	63,595	$6.89

     At October 31, 2004, approximately 0.6 million shares of Common Stock subject to repurchase by Ciena had been issued upon the exercise of options and restricted stock purchase agreements, and 26.9 million of the total outstanding options were vested and not subject to repurchase by Ciena upon exercise. As of October 31, 2004, approximately 85.5 million options are available for issuance under these plans.

     Of the 63.6 million options outstanding approximately 3.5 million are performance based options (PBO’s). These PBO’s become exercisable if Ciena meets specific goals established by Ciena’s board of directors. Ciena expenses the cost of each PBO using the intrinsic value method prescribed by ABP 25 and recognizes these costs straight-line over the estimated performance period.

     In addition to the outstanding stock options, as of October 31, 2004, approximately 0.2 million restricted stock units (RSU) had been issued from the 2000 Plan. A RSU is a right to receive a share of Corporation’s Common Stock when the unit vests or, if the holder elects to defer receipt, at a later date determined by the holder. Ciena expenses the cost of each RSU using the intrinsic value method prescribed by ABP 25 and recognizes these costs straight-line over the vesting period.

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

     The following table summarizes information with respect to stock options outstanding at October 31, 2004 (shares in thousands):

						Vested Options Not Subject to
			Options Outstanding			Repurchase Upon Exercise
				Weighted
				Average
			Number	Remaining	Weighted		Weighted
Range of			Outstanding	Contractual	Average	Number	Average
Exercise			at Oct. 31,	Life	Exercise	at Oct. 31,	Exercise
Price			2004	(Years)	Price	2004	Price
$0.01	—	$1.28	7,716	5.67	$0.58	5,532	$0.70
$1.29	—	$2.95	7,203	9.36	2.36	1,347	2.32
$2.96	—	$3.38	8,100	9.38	3.26	457	3.04
$3.39	—	$4.48	7,896	9.13	4.01	1,213	4.30
$4.49	—	$4.53	8,682	8.05	4.53	4,642	4.53
$4.54	—	$6.71	6,779	8.32	5.88	1,835	5.72
$6.72	—	$11.875	7,935	7.64	8.18	3,963	8.80
$11.876	—	$149.50	9,284	6.22	23.07	7,933	23.92

$0.01	—	$149.50	63,595	7.92	$6.89	26,922	$10.02

Employee Stock Purchase Plan

     In March 1998, the shareholders approved the Corporation’s 1998 Employee Stock Purchase Plan (“1998 ESPP”) under which 5.0 million shares of common stock had been reserved for issuance. Eligible employees were able to purchase a limited number of shares of Ciena’s stock at 85% of the market value at certain plan-defined dates. Approximately 1.3 million and 1.9 million shares of common stock have been issued for $4.7 million and $10.0 million during fiscal 2002 and fiscal 2003 respectively. In March 2003 the 1998 ESPP terminated by its own terms due to the issuance all remaining shares of Ciena’s common stock available for issuance under this plan.

     In March 2003, the shareholders approved the Corporation’s 2003 Employee Stock Purchase plan under which 20.0 million shares of common stock had been reserved for issuance. Eligible employees may purchase a limited number of shares of Ciena’s stock at 85% of the market value at certain plan-defined dates. Approximately 1.5 million and 2.7 million shares of common stock have been issued for $6.2 million and $8.4 million during fiscal 2003 and fiscal 2004, respectively. As of October 31, 2004 approximately 15.8 million shares are available for issuance under this plan.

Employee 401(k) Plan

     Ciena has a 401(k) defined contribution profit sharing plan. The plan covers all employees who are not part of an excluded group. Participants may contribute up to 60% of pre-tax compensation, subject to certain limitations. The plan includes an employer matching contribution equal to 50% of the first 3% an employee contributes each pay period. Ciena may also make discretionary annual profit sharing contributions up to the IRS regulated limit. Ciena has made no profit sharing contributions to date. During fiscal 2002, fiscal 2003, and fiscal 2004, Ciena made matching contributions of approximately $4.1 million, $2.0 million and $1.6 million respectively

(16) COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

     Ciena has certain minimum obligations under non-cancelable operating leases expiring on various dates through 2019 for equipment and facilities. Future annual minimum rental commitments under non-cancelable operating leases at October 31, 2003 are as follows (in thousands):

Year ended October 31,
2005	$39,643
2006	37,371
2007	30,175
2008	28,125
2009	27,454
Thereafter	60,266

$223,034

     Rental expense for fiscal 2002, fiscal 2003, and fiscal 2004 was approximately $24.7 million, $16.6 million and $16.3 million, respectively. In addition Ciena paid approximately $7.2, $22.7 and $19.3 million during fiscal 2002, fiscal 2003 and fiscal 2004, respectively, related to rent costs for restructured facilities and unfavorable lease commitments, which was offset against Ciena’s restructuring liabilities and unfavorable lease obligations, respectively.

Purchase Commitments with Contract Manufacturers and Suppliers

     Ciena relies on a small number of contract manufacturers to perform the majority of the manufacturing operations for its products. In order to reduce lead times and ensure adequate component supply, Ciena enters into agreements with these suppliers that allow them to procure inventory for Ciena’s forecasted future demands. As of October 31, 2004, Ciena has purchase commitments of $59.4 million.

Litigation

     On October 3, 2000, Stanford University and Litton Systems filed a complaint in the United States District Court for the Central District of California alleging that optical fiber amplifiers incorporated into Ciena’s products infringe U.S. Patent No. 4,859,016 (the “‘016 Patent”). The complaint seeks injunctive relief, royalties and damages. We believe that we have valid defenses to the lawsuit and intend to defend it vigorously. On October 10, 2003, the court stayed the case pending final resolution of matters before the U.S. Patent and Trademark Office (the “PTO”), including a request for and disposition of a reexamination of the ‘016 Patent. On October 16, 2003 and November 2, 2004, the PTO granted reexaminations of the ‘016 Patent, thus resulting in a continuation of the stay of the case.

     On July 19, 2000, Ciena and CIENA Properties, Inc., a wholly owned subsidiary that was merged into Ciena on October 29, 2004, filed a complaint in the United States District Court for the District of Delaware requesting damages and injunctive relief against Corvis Corporation, which was renamed Broadwing Corporation (“Broadwing”) in October 2004. The suit charged Broadwing with infringing four patents relating to Ciena’s optical networking communication systems and technology. A jury trial to determine whether Broadwing is infringing these patents commenced on February 10, 2003. On February 24, 2003, the jury decided that Broadwing was infringing on Ciena’s U.S. Patent No. 5,938,309 (the “‘309 Patent”), relating to inverse multiplexing. The jury decided that Broadwing was not infringing on two other Ciena patents and was deadlocked with respect to Broadwing’s infringement on the fourth patent, U.S. Patent No. 5,504,609 (the “‘609 Patent”), relating to wave division multiplexing. This trial was immediately followed by a trial on Broadwing’s affirmative defenses based on the validity of the ‘309 Patent and the U.S. Patent No. 5,557,439, one of the patents that the jury found was not infringed by Broadwing. On February 28, 2003, the jury in this trial determined that the patents were valid. In April 2003, following a third trial, another jury decided that Broadwing was infringing Ciena’s ‘609 Patent, on which the previous jury had deadlocked. Based on these favorable verdicts collectively holding that Broadwing is infringing two valid Ciena patents, Ciena moved for an injunction to prohibit the sale by Broadwing of the infringing products. On September 9, 2004, the United States District Court for the District of Delaware entered judgment on the jury verdicts and granted Ciena’s motion for an injunction against Broadwing relating to the ‘309 Patent and denied Ciena’s motion for an injunction relating to the ‘609 Patent. On September 17, 2004, Ciena filed a motion requesting that the Court reconsider its injunction ruling relating to the ‘609 Patent and, on the same date, the Court indicated by order its intent to reconsider the denial of an injunction with respect to the ‘609 Patent. The parties await the Court’s ruling on the ‘609 Patent injunction issue. On November 15, 2004, the parties completed briefing on motions for judgment as a matter of law and a new trial filed by both Ciena and Broadwing with respect to certain aspects of the jury verdicts. On October 7, 2004, Broadwing’s counsel filed a request for ex parte re-examination of the ‘309 Patent with the PTO.

     As a result of our merger with ONI Systems Corp. in June 2002, we became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of ONI’s common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Ms. Davis have been dismissed from the action without prejudice pursuant to a tolling agreement. In July 2004, following mediated settlement negotiations, the plaintiffs, the issuer defendants (including Ciena), and their insurers entered into a settlement agreement, whereby the plaintiffs’ cases against the issuers are to be dismissed. This settlement is subject to court approval. The settling parties have moved the court for approval of the settlement, which motion has been opposed by the underwriter defendants.

     Ciena and ONI Systems were previously defendants in two separate lawsuits filed by Nortel Networks in the United States District Court for the Eastern District of Texas and United States District Court for the Northern District of California. The suits alleged, among other things, infringement of Nortel patents by ONI and Ciena products. In January 2003, Ciena agreed to make a one-time payment of $25 million to Nortel and in exchange Nortel granted Ciena a license under the patents that were the subject of the lawsuit and certain related patents. Both lawsuits above were dismissed and Nortel and Ciena agreed not to sue each other for patent infringement for a two year period that expires on January 17, 2005. During the two year period, Ciena and Nortel Networks have sought to negotiate an acceptable cross-license arrangement but no such agreement has been reached.

(17) SEGMENT REPORTING

     Ciena reorganized its operations effective as of the second quarter of fiscal 2004 into multiple operating segments for the purpose of making operating decisions and assessing performance. Those operating segments were the following: Core Networking Group (CNG); Metro and Enterprise Solutions Group (MESG); Data Networking Group (DNG); and Global Network Services (GNS). During the third quarter of fiscal 2004 the Broadband Access Group (BBG) was organized from the operations of our May 3, 2004 acquisition of Catena. During October 2004 in order improve operational efficiencies, operating decisions and assess performance Ciena combined the operations of CNG and MESG and formed the Transport and Switching Group (TSG).

     Ciena’s geographic distributions of revenue are the following (in thousands):

	Fiscal Year
	2002	%	2003	%	2004	%
Domestic	$232,524	64.4	$178,564	63.1	$221,456	74.1
International	128,631	35.6	104,572	36.9	77,251	25.9

Total	$361,155	100.0	$283,136	100.0	$298,707	100.0

     Historically, Ciena has relied upon on a limited number of customers for a majority of our revenue. During the following fiscal years customers who each accounted for at least 10% of Ciena’s revenue during the respective periods are as follows (in thousands):

	Fiscal Year
	2002	%*	2003		%*	2004		%*
Sprint	$58,739	16.3	$	n/a	—	$	n/a	—
Qwest	n/a	—		31,148	11.0		n/a	—
AT&T	74,111	20.5		39,444	13.9		n/a	—
SAIC	n/a	—		n/a	—		46,557	15.6

Total	$132,850	36.8		$70,592	24.9		$46,557	15.6

* — denotes % of total revenue
n/a —denotes revenue recognized less than 10% for the period.

     The table below (in thousands, except percentage data) sets forth our operating segment revenues during the respective periods:

	Fiscal Year
	2002	%*	2003	%*	2004	%*
Revenues:
TSG	$304,155	84.2	$228,345	80.6	$195,766	65.5
DNG	—	0.0	12,427	4.4	23,150	7.8
BBG	—	0.0	—	0.0	31,294	10.5
GNS	57,000	15.8	42,364	15.0	48,497	16.2

Consolidated revenue	$361,155	100.0	$283,136	100.0	$298,707	100.0

*	Denotes % of total revenue

Segment Profit (Loss)

     Segment profit (loss) is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each operating segment in a given period. In connection with that assessment, the Chief Executive Officer excludes the following other non-performance items: corporate selling and marketing; corporate general and administrative costs; stock compensation; amortization of intangibles; in-process research and development; restructuring costs; goodwill impairment; long-lived asset impairment; recovery of sale, export and use taxes; provisions or recovery of doubtful accounts; accelerated amortization of leaseholds; interest income, interest expense, equity investment gains or losses, gains or losses on extinguishment of debt, and provisions for income taxes.

     The table below (in thousands, except percentage data) sets forth our segment profit (loss) and the reconciliation to consolidated net loss during the respective periods:

	Fiscal Year
	2002	2003	2004
Segment profit (loss):
TSG	$(457,956)	$(119,731)	$(116,811)
DNG	—	788	(9,533)
BBG	—	—	535
GNS	(31,928)	(19,480)	6,011

Total segment loss	(489,884)	(138,423)	(119,798)
Other non performance items:
Corporate selling and marketing	(114,890)	(91,424)	(93,023)
Corporate general and administrative	(52,612)	(38,478)	(27,274)
Stock compensation costs:
Research and development	(15,672)	(12,824)	(6,514)
Selling and marketing	(3,560)	(2,728)	(4,051)
General and administrative	(1,092)	(1,225)	(1,318)
Amortization of intangible assets	(8,972)	(17,870)	(30,839)
In-process research and development	—	(2,800)	(30,200)
Restructuring costs	(98,093)	(13,575)	(57,107)
Goodwill impairment	(557,286)	—	(371,712)
Long-lived asset impairments	(127,336)	(47,176)	(15,926)
Recovery of sale, export, use tax liabilities and payments	—	—	5,388
Recovery of doubtful accounts, net	(14,813)	—	2,794
Accelerated amortization of leasehold	—	—	(22,535)
Interest and other financial charges, net	(2,554)	(18,738)	(16,228)
Provision for income taxes	(110,735)	(1,256)	(1,121)

Consolidated net loss	$(1,597,499)	$(386,517)	$(789,464)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     The Chief Executive Officer and Chief Financial Officer of Ciena have evaluated the effectiveness of Ciena’s disclosure controls and procedures pursuant to Exchange Act rules 13a-15(e) and 15d-15(e) and have concluded that as of the end of the period covered by this report the disclosure controls and procedures were effective. There was no change in Ciena’s internal controls over financial reporting during Ciena’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, Ciena’s internal controls over financial reporting.

Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information relating to Ciena’s directors and executive officers is set forth in Part I of this report under the caption Item 1. “Business—Director, and Executive Officers.”

     Additional information concerning our Audit Committee and regarding compliance with Section 16(a) of the Exchange Act responsive to this item is incorporated herein by reference to Ciena’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to our Annual Meeting of Stockholders to be held on March 16, 2005.

     As part of our system of corporate governance, our board of directors has adopted a code of ethics that is specifically applicable to our chief executive officer and senior financial officers. This code of ethics is available on the corporate governance page of our web site at http://www.Ciena.com.

Item 11. Executive Compensation

     Information responsive to this item is incorporated herein by reference to Ciena’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to our Annual Meeting of Stockholders to be held on March 16, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information responsive to this item is incorporated herein by reference to Ciena’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to our Annual Meeting of Stockholders to be held on March 16, 2005.

Item 13. Certain Relationships and Related Transactions

     Information responsive to this item is incorporated herein by reference to Ciena’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to our Annual Meeting of Stockholders to be held on March 16, 2005.

Item 14. Principal Accounting Fees and Services

     Information responsive to this item is incorporated herein by reference to Ciena’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to our Annual Meeting of Stockholders to be held on March 16, 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. The information required by this item is included in Item 8 of Part II of this Form 10-K.

2.	The information required by this item is included in Item 8 of Part II of this Form 10-K.

3.	Exhibits: See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

(b)	Exhibits. See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

(c)	Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Linthicum, County of Anne Arundel, State of Maryland, on the 9th day of December 2004.

Ciena Corporation
By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Patrick H. Nettles Patrick H. Nettles, Ph.D.	Executive Chairman of the Board of Directors	December 9, 2004
/s/ Gary B. Smith Gary B. Smith (Principal Executive Officer)	President, Chief Executive Officer and Director	December 9, 2004
/s/ Joseph R. Chinnici Joseph R. Chinnici (Principal Financial Officer)	Sr. Vice President, Finance and Chief Financial Officer	December 9, 2004
/s/ Andrew C. Petrik Andrew C. Petrik (Principal Accounting Officer)	Vice President, Controller and Treasurer	December 9, 2004
/s/ Stephen P. Bradley, Ph.D. Stephen P. Bradley, Ph.D.	Director	December 9, 2004
/s/ Harvey B. Cash Harvey B. Cash	Director	December 9, 2004
/s/ Don H. Davis, Jr. Don H. Davis, Jr.	Director	December 9, 2004
/s/ John R. Dillon John R. Dillon	Director	December 9, 2004
/s/ Lawton W. Fitt Lawton W. Fitt	Director	December 9, 2004
/s/ Judith M. O’Brien Judith M. O’Brien	Director	December 9, 2004
/s/ Michael J. Rowny Michael J. Rowny	Director	December 9, 2004
/s/ Gerald H. Taylor Gerald H. Taylor	Director	December 9, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1 (1)	Third Restated Certificate of Incorporation

3.2 (1)	Amended and Restated Bylaws

3.3 (1)	Certificate of Amendment to Third Restated Certificate of Incorporation dated December 9, 1996

3.4 (2)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated January 12, 1998

3.5 (8)	Certificate of Amendment to Third Restated Certificate of Incorporation dated March 13, 1998

3.6 (8)	Certificate of Amendment to Third Restated Certificate of Incorporation dated March 16, 2000

3.7 (11)	Certificate of Amendment to Third Restated Certificate of Incorporation dated March 13, 2001

3.8 (21)	Certificate of Ownership and Merger (amending Third Restated Certificate of Incorporation) dated October 29, 2004

4.1 (1)	Specimen Stock Certificate

4.2 (2)	Rights Agreement dated December 29, 1997

4.3 (16)	Amendment to Rights Agreement dated June 2, 1998

4.4 (9)	Amendment No. 2 to Rights Agreement dated September 13, 1998

4.5 (3)	Amendment No. 3 to Rights Agreement dated October 19, 1998

4.6 (10)	Indenture dated February 9, 2001 between Ciena Corporation and First Union National Bank for 3.75% convertible subordinated notes due February 1, 2008

10.1 (1)	Form of Indemnification Agreement for Directors and Officers

10.2 (12)	Third Amended and Restated 1994 Stock Option Plan

10.3 (1)	Forms of Employee Stock Option Agreements

10.4 (1)	1996 Outside Directors Stock Option Plan

10.5	Reserved

10.6 (1)	Forms of 1996 Outside Directors Stock Option Agreement

10.7 (1)	Employment Agreement dated April 9, 1994 between Ciena and Patrick Nettles

10.8 (4)	Form of Transfer of Control/Severance Agreement between Ciena and Executive Officers

10.9 (14)	Form of Amendment 1 to Transfer of Control/Severance Agreement for named executive officers (other than Gary B. Smith)

10.10 (14)	Transfer of Control/Severance Agreement between Ciena Corporation and Gary B. Smith

10.11 (5)	Lightera 1998 Stock Option Plan and Form of Stock Option Agreement

10.12 (6)	Omnia Communications, Inc. 1997 Stock Plan and Form of Agreements

10.13 (7)	Employment Agreement dated August 18, 1999 between Ciena and Gary B. Smith

10.14 (7)	1999 Non-Officer Stock Option Plan and Form of Stock Option Agreement

10.15 (15)	Amendment No. 1 to 1999 Non-Officer Stock Option Plan

10.16 (11)	Cyras Systems, Inc. 1998 Stock Plan as amended and Form of Stock Option Agreement

10.17 (16)	ONI 1997 Stock Plan

10.18 (16)	ONI 1998 Equity Incentive Plan

10.19 (16)	ONI 1999 Equity Incentive Plan

10.20 (17)	Ciena Corporation 2003 Employee Stock Purchase Plan

10.21 (18)	Ciena Corporation Nonqualified Management Deferred Compensation Plan

10.22 (19)	WaveSmith Networks, Inc. 2000 Stock Option and Incentive Plan

10.23 (20)	Ciena Corporation 2000 Equity Incentive Plan (Amended and Restated ONI Systems Corp. 2000 Equity Incentive Plan)

10.24 (22)	Catena Networks, Inc. 1998 Equity Incentive Plan, as amended

10.25 (22)	Internet Photonics, Inc. Amended and Restated 2000 Corporate Stock Option Plan

10.26	Form of Stock Option Award Agreement under Ciena Corporation 2000 Equity Incentive Plan (filed herewith)

10.27	Form of Restricted Stock Unit Agreement for certain executive officers under Ciena Corporation 2000 Equity Incentive Plan (filed herewith)

10.28	Form of Stock Option Award Agreement for certain executive officers under Ciena Corporation 2000 Equity Incentive Plan (filed herewith)

21.1	Subsidiaries of registrant (filed herewith)

23.1	Consent of Independent Accountants (filed herewith)

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Incorporated by reference from Ciena’s Registration Statement on Form S-1 (333-17729).

(2)	Incorporated by reference from Ciena’s Form 8-K filed December 29, 1997.

(3)	Incorporated by reference from Ciena’s Form 8-K filed October 19, 1998.

(4)	Incorporated by reference from Ciena’s Form 10-K filed December 10, 1998.

(5)	Incorporated by reference from Ciena’s Form 10-Q filed May 21, 1999.

(6)	Incorporated by reference from Ciena’s Form 10-Q filed August 19, 1999.

(7)	Incorporated by reference from Ciena’s Form 10-K filed December 10, 1999.

(8)	Incorporated by reference from Ciena’s Form 10-Q filed May 18, 2000.

(9)	Incorporated by reference from Ciena’s Form 8-K filed September 14, 1998.

(10)	Incorporated by reference from Ciena’s Form 10-Q filed February 15, 2001.

(11)	Incorporated by reference from Ciena’s Form 10-Q filed May 17, 2001.

(12)	Incorporated by reference from Ciena’s Form S-8 filed October 30, 2001.

(13)	Incorporated by reference from Ciena’s Form 10-K filed December 13, 2001.

(14)	Incorporated by reference from Ciena’s Form 10-Q filed February 21, 2002.

(15)	Incorporated by reference from Ciena’s Form 8-K filed June 3, 1998.

(16)	Incorporated by reference from ONI Systems Corp.’s Form S-1 filed March 10, 2000 (333-32104).

(17)	Incorporated by reference from Ciena’s Form S-8 filed February 19, 2003.

(18)	Incorporated by reference from Ciena’s Form 10-Q filed February 20, 2003.

(19)	Incorporated by reference from Ciena’s Form 10-Q filed August 21, 2003.

(20)	Incorporated by reference from Ciena’s Form 10-K filed December 11, 2003. Effective August 19, 2003, Ciena’s compensation committee of the board of directors amended the ONI 2000 Equity Incentive Plan to change the name of this plan to the Ciena Corporation 2000 Equity Incentive Plan.

(21)	Incorporated by reference from Ciena’s Form 8-K filed October 29, 2004.

(22)	Incorporated by reference from Ciena’s Form 10-Q filed May 20, 2004.