Form 10-Q
period 2005-01-31
CIENA CORP
filed 2005-03-03
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from..................to.........................

Commission file number: 0-21969

Ciena Corporation

(Exact name of registrant as specified in its charter)

Delaware	23-2725311
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 Winterson Road, Linthicum, MD	21090
(Address of Principal Executive Offices)	(Zip Code)

(410) 865-8500
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☑   NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   YES ☑   NO ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 28, 2005

Common stock, $.01 par value	572,244,068

CIENA CORPORATION

INDEX

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended January 31,
	2004	2005
Revenues:
Products	$54,674	$82,300
Services	11,740	12,448

Total revenue	66,414	94,748

Costs:
Products	34,560	60,848
Services	11,301	9,669

Total cost of goods sold	45,861	70,517

Gross profit	20,553	24,231

Operating expenses:
Research and development	47,177	33,651
Selling and marketing	25,468	25,964
General and administrative	7,091	7,496
Stock compensation costs:
Research and development	2,205	1,011
Selling and marketing	518	876
General and administrative	121	160
Amortization of intangible assets	3,396	10,411
Restructuring costs	3,393	1,125
Long-lived asset impairments	—	184

Total operating expenses	89,369	80,878

Loss from operations	(68,816)	(56,647)
Interest and other income, net	7,678	6,676
Interest expense	(7,384)	(6,469)
Gain on equity investments, net	454	22
Loss on extinguishment of debt	(8,216)	—

Loss before income taxes	(76,284)	(56,418)
Provision for income taxes	424	577

Net loss	$(76,708)	$(56,995)

Basic and diluted net loss per common share and dilutive potential common share	$(0.16)	$(0.10)

Weighted average basic common and dilutive potential common shares outstanding	472,935	571,573

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31,	January 31,
	2004	2005
ASSETS

Current assets:
Cash and cash equivalents	$202,623	$192,949
Short-term investments	753,251	704,691
Accounts receivable, net	45,878	52,122
Inventories, net	47,614	46,257
Prepaid expenses and other	29,906	27,757

Total current assets	1,079,272	1,023,776
Long-term investments	329,704	332,023
Equipment, furniture and fixtures, net	51,252	46,709
Goodwill	408,615	408,615
Other intangible assets, net	208,015	196,637
Other long-term assets	60,196	58,295

Total assets	$2,137,054	$2,066,055

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$31,509	$32,719
Accrued liabilities	76,045	72,517
Restructuring liabilities	16,203	15,114
Unfavorable lease commitments	9,902	9,514
Income taxes payable	3,354	3,672
Deferred revenue	21,566	18,732

Total current liabilities	158,579	152,268
Long-term deferred revenue	16,010	15,408
Long-term restructuring liabilities	65,180	60,670
Long-term unfavorable lease commitments	51,341	48,786
Other long-term obligations	1,522	1,509
Convertible notes payable	690,000	690,000

Total liabilities	982,632	968,641

Commitments and contingencies
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 980,000,000 shares authorized; 571,656,659 and 572,229,867 shares issued and outstanding as of October 31, 2004 and January 31, 2005, respectively	5,717	5,722
Additional paid-in capital	5,482,175	5,481,560
Deferred stock compensation	(13,761)	(10,757)
Notes receivable from stockholders	(48)	(3)
Changes in unrealized gains on investments, net	(2,488)	(4,932)
Translation adjustment	(277)	(285)
Accumulated deficit	(4,316,896)	(4,373,891)

Total stockholders’ equity	1,154,422	1,097,414

Total liabilities and stockholders’ equity	$2,137,054	$2,066,055

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended January 31,
	2004	2005
Cash flows from operating activities:
Net loss	$(76,708)	$(56,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Early extinguishment of debt	8,216	—
Amortization of premium on marketable securities	7,166	4,913
Non-cash impairment of long-lived assets	—	184
Accretion of convertible notes payable	599	—
Depreciation and amortization of leasehold improvements	13,142	8,383
Stock compensation	2,844	2,047
Amortization of intangibles	4,363	11,378
Provision for inventory excess and obsolescence	1,043	1,115
Provision for warranty and other contractual obligations	2,214	3,016
Other	841	749
Changes in assets and liabilities:
Accounts receivable	(2,276)	(6,244)
Inventories	(5,290)	242
Prepaid expenses and other	958	4,888
Accounts payable and accrued liabilities	(16,357)	(13,889)
Income taxes payable	455	318
Deferred revenue and other obligations	7,397	(3,436)

Net cash used in operating activities	(51,393)	(43,331)

Cash flows from investing activities:
Additions to equipment, furniture, fixtures and intellectual property	(5,869)	(4,201)
Proceeds from sale of equipment, furniture and fixtures	—	177
Purchases of available for sale securities	(112,313)	(161,847)
Maturities of available for sale securities	198,797	200,731
Minority equity investments, net	—	(1,595)

Net cash provided by investing activities	80,615	33,265

Cash flows from financing activities:
Net proceeds from other obligations	39	—
Repayment of convertible notes payable	(49,243)	—
Proceeds from issuance of common stock	6,632	347
Repayment of notes receivable from stockholders	—	45

Net cash used in financing activities	(42,572)	392

Net increase in cash and cash equivalents	(13,350)	(9,674)
Cash and cash equivalents at beginning of period	309,665	202,623

Cash and cash equivalents at end of period	$296,315	$192,949

The accompanying notes are an integral part of these consolidated financial statements

CIENA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) INTERIM FINANCIAL STATEMENTS

     The interim financial statements included herein for Ciena Corporation (the “Company” or “Ciena”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial position of the Company at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2004.

(2) SIGNIFICANT ACCOUNTING POLICIES

Segment Reporting

     Ciena operations are organized into multiple operating segments for the purpose of making operating decisions and assessing performance. Those operating segments are the following: Transport and Switching Group (TSG); Data Networking Group (DNG); Broadband Access Group (BBG); and the Global Network Services Group (GNS).

Goodwill

     Effective November 1, 2001, Ciena adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and ceased to amortize goodwill. As of January 31, 2005, Ciena’s assets include $408.6 million related to goodwill. Due to the Company’s organization into operating segments, SFAS 142 requires that we assign goodwill to the Company’s reporting units. Ciena has determined its operating segments and reporting units are the same. In accordance with SFAS 142, Ciena tests each reporting unit’s goodwill for impairment on an annual basis, and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The following table summarizes the assignment and changes in the carrying amount of the Company’s goodwill to its reporting units as of January 31, 2005 (in thousands):

	TSG	DNG	BBG	Total
Balance as of October 31, 2004	$147,000	$85,015	$176,600	$408,615
Goodwill acquired	—	—	—	—
Purchase adjustments	—	—	—	—
Impairment losses	—	—	—	—

Balance as of January 31, 2005	$147,000	$85,015	$176,600	$408,615

Impairment or Disposal of Long-Lived Assets

     The Company accounts for the impairment or disposal of long-lived assets such as equipment, furniture, fixtures, and other intangible assets in accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” During the first quarter of fiscal 2005 the Company recorded impairment losses of $0.2 million primarily related to excess research and development test equipment classified as held for sale.

Pro Forma Stock-Based Compensation

     In December 2004, the FASB issued its final standard on accounting for share-based payments, SFAS 123R, “Share-Based Payment,” which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles

Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. The effective date of SFAS 123R is the beginning of the first interim or annual reporting period that begins after June 15, 2005. Early adoption of SFAS 123R for interim or annual periods for which financial statements or interim reports have not been issued is allowed.

     The Company has elected to continue to account for its stock-based compensation in accordance with the provisions of APB 25 as interpreted by FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation,” an Interpretation of APB Opinion No. “25,” (“FIN 44”) and will implement SFAS 123R by its fourth quarter of fiscal 2005.

     Had (i) compensation cost for the Company’s stock option plans and employee stock purchase plan been determined based on the Black-Scholes valuation method; and (ii) the fair value at the grant date for awards in the first quarter of fiscal 2004 and 2005 been determined consistent with the provisions of SFAS 123, “Accounting for Stock Based Compensation” as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” the Company’s net loss and net loss per share for the first quarter of fiscal 2004 and 2005 would have changed by the pro forma amounts indicated below (in thousands, except per share data):

	First Quarter
	2004	2005
Net loss applicable to common stockholders – as reported	$(76,708)	$(56,995)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	8,312	11,799
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,844	2,047

Net loss applicable to common stockholders – pro forma	$(82,176)	$(66,747)

Basic and diluted net loss per share – as reported	$(0.16)	$(0.10)

Basic and diluted net loss per share – pro forma	$(0.17)	$(0.12)

     The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

(3) RESTRUCTURING COSTS

     The Company has previously taken actions to align its workforce, facilities and operating costs with business opportunities. Prior to the adoption of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” for transactions initiated after December 31, 2002, Ciena followed the guidance of Emerging Issues Task Force Issue No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” for restructuring charges. However, given the manner in which Ciena undertook such restructuring activities, there have been no significant differences in financial reporting. The Company historically has committed to a restructuring plan and has incurred the associated liability concurrently – meeting the criteria of both EITF 94-3 and SFAS 146 consistently. The following table displays the activity and balances of the restructuring reserve account for the period ended January 31, 2005 (in thousands):

	Workforce		Consolidation of
	reduction		excess facilities		Total
Balance at October 31, 2004	$1,446		$79,937		$81,383
Additional reserve recorded	972	(a)	277	(b)	1,249
Adjustments to previous estimates	—		(124	)(c)	(124)
Non-cash charges	—		—		—
Cash payments	(2,062)		(4,662)		(6,724)

Balance at January 31, 2005	$356		$75,428		$75,784

Current restructuring liabilities	$356		$14,758		$15,114

Non-current restructuring liabilities	$—		$60,670		$60,670

(a)	During the first quarter of fiscal 2005, Ciena reduced its workforce by approximately 21 employees.

(b)	During the first quarter of fiscal 2005, Ciena incurred charges related to certain other costs associated with the closure of our San Jose, CA facility. Our San Jose, CA facility was closed on September 30, 2004.

(c)	During the first quarter of fiscal 2005, Ciena reversed charges related to an adjustment to vacated facility cost estimates.

(4) MARKETABLE DEBT AND EQUITY SECURITIES

     Cash, short-term and long-term investments are comprised of the following (in thousands):

	January 31, 2005
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Corporate bonds	$422,106	$—	$1,987	420,119
Asset-backed obligations	203,024	—	671	202,353
Commercial paper	10,000	—	—	10,000
US government obligations	406,517	—	2,275	404,242
Money market funds	192,949	—	—	192,949

	$1,234,596	$—	$4,933	$1,229,663

Included in cash and cash equivalents	192,949	—	—	192,949
Included in short-term investments	707,431	—	2,740	704,691
Included in long-term investments	334,216	—	2,193	332,023

	$1,234,596	$—	$4,933	$1,229,663

	October 31, 2004
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Corporate bonds	$403,178	$—	$1,059	$402,119
Asset-backed obligations	215,811	—	165	215,646
Commercial paper	17,999	—	4	17,995
US government obligations	448,455	—	1,260	447,195
Money market funds	202,623	—	—	202,623

	$1,288,066	$—	$2,488	$1,285,578

Included in cash and cash equivalents	202,623	—	—	202,623
Included in short-term investments	754,813	—	1,562	753,251
Included in long-term investments	330,630	—	926	329,704

	$1,288,066	$—	$2,488	$1,285,578

     The following table summarizes maturities of debt investments (including restricted investments) at January 31, 2005 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$707,431	$704,691
Due in 1-2 years	334,216	332,023
Due in 2-5 years	—	—

	$1,041,647	$1,036,714

(5) ACCOUNTS RECEIVABLE

     As of January 31, 2005, trade accounts receivable, net of allowance for doubtful accounts, included one customer who accounted for 23.4% of trade accounts receivable. As of October 31, 2004, trade accounts receivable, net of allowance for doubtful accounts, included three customers who accounted for 24.0%, 12.3% and 11.2% of net trade accounts receivable, respectively.

     Ciena performs ongoing credit evaluations of its customers and generally has not required collateral or other forms of security from its customers. Ciena maintains an allowance for potential losses on a specific identification basis. Ciena’s allowance for doubtful accounts as of October 31, 2004 and January 31, 2005 was $1.0 and $1.0 million, respectively.

(6) INVENTORIES

     Inventories are comprised of the following (in thousands):

	October 31, 2004	January 31, 2005
Raw materials	$19,591	$18,066
Work-in-process	3,833	3,265
Finished goods	46,123	47,481

	69,547	68,812
Reserve for excess and obsolescence	(21,933)	(22,555)

	$47,614	$46,257

     The Company writes down its inventory for estimated obsolescence or unmarketable inventory by the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the three months ended January 31, 2005, Ciena recorded a provision for inventory reserves of $1.1 million, primarily related to excess inventory due to a change in forecasted sales for certain products. The following is a summary of the change in the reserve for excess inventory and obsolete inventory during the three months ended January 31, 2005 (in thousands):

Inventory Reserve
Reserve balance as of October 31, 2004	$21,933
Provision for excess inventory, net	1,115
Actual inventory scrapped	(493)

Reserve balance as of January 31, 2005	$22,555

     During the three months ended January 31, 2004, the Company recorded a provision for excess inventory of $1.0 million, primarily related to excess inventory due to a change in forecasted sales for certain products. The following is a summary of the change in the reserve for excess and obsolete inventory during the three months ended January 31, 2004 (in thousands):

Inventory Reserve
Reserve balance as of October 31, 2003	$23,093
Provision for excess inventory, net	1,043
Actual inventory scrapped	(2,725)

Reserve balance as of January 31, 2004	$21,411

(7) EQUIPMENT, FURNITURE AND FIXTURES

     Equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,	January 31,
	2004	2005
Equipment, furniture and fixtures	$259,809	$256,295
Leasehold improvements	38,064	34,358

	297,873	290,653
Accumulated depreciation and amortization	(247,336)	(244,222)
Construction-in-progress	715	278

	$51,252	$46,709

     The Company recorded impairment losses of $0.2 million, primarily related to research and development equipment classified as held for sale in the first quarter of fiscal 2005. The residual carrying value of these assets is insignificant.

(8) OTHER INTANGIBLE ASSETS

     Other intangible assets are comprised of the following (in thousands):

	October 31, 2004			January 31, 2005
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangible	Amortization	Intangible	Intangible	Amortization	Intangible
Existing technology	$177,704	$(43,076)	$134,628	$177,704	$(50,318)	$127,386
Patents and licenses	46,670	(13,208)	33,462	46,670	(14,711)	$31,959
Covenants not to compete, outstanding purchase orders and contracts	54,000	(14,075)	39,925	54,000	(16,708)	$37,292

	$278,374		$208,015	$278,374		$196,637

     The aggregate amortization expense of other intangible assets was $4.4 million and $11.4 million for the quarter ended January 31, 2004 and 2005, respectively. The following table represents the expected future amortization of other intangible assets as follows (in thousands):

2005 (remaining nine months)	$32,412
2006	42,483
2007	42,483
2008	41,274
2009	21,054
Thereafter	16,931

$196,637

(9) OTHER BALANCE SHEET DETAILS

     Other long-term assets (in thousands):

	October 31,	January 31,
	2004	2005
Maintenance spares inventory, net	$18,959	$16,119
Deferred debt issuance costs	9,841	9,084
Investments in privately held companies	21,592	23,208
Other	9,804	9,884

	$60,196	$58,295

     Accrued liabilities (in thousands):

	October 31,	January 31,
	2004	2005
Warranty	$30,189	$28,937
Accrued compensation, payroll related tax and benefits	23,531	28,888
Accrued interest payable	6,469	—
Other	15,856	14,692

	$76,045	$72,517

     The following table summarizes the activity in the Company’s accrued warranty for the three months ended January 31, 2004 and 2005 (in thousands):

Three months	Beginning				Balance at end
ended January 31,	Balance	Provisions	Acquisitions	Settlements	of period
2004	$37,380	2,214	—	(4,169)	$35,425
2005	$30,189	3,016	—	(4,268)	$28,937

Deferred revenue (in thousands):

	October 31,	January 31,
	2004	2005
Products	$8,578	$7,537
Services	28,998	26,603

Total deferred revenue	37,576	34,140
Less current portion	(21,566)	(18,732)

Long-term deferred revenue	$16,010	$15,408

(10) CONVERTIBLE NOTES PAYABLE

     On December 19, 2003, Ciena purchased the remaining $48.2 million of the outstanding ONI Systems Corp. convertible subordinated notes. The Company paid $49.2 million for notes with a cumulative accreted book value of $41.0 million, which resulted in a loss on early extinguishment of debt of $8.2 million.

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

     At closing on January 28, 2005, the fair market value of the Ciena convertible subordinated notes was $615.0 million. The fair value is based on quoted market price for the notes.

(11) LOSS PER SHARE CALCULATION

     Basic EPS is computed using the weighted average number of common shares outstanding (excluding restricted stock subject to repurchase). Diluted EPS is computed by combining basic EPS with shares underlying stock options, warrants, restricted stock, restricted stock units and the Company’s 3.75% convertible notes determined using the treasury stock method. There were approximately 37.8 million and 62.5 million shares underlying stock options, warrants, restricted stock, restricted stock units and the Company’s 3.75% convertible notes during the first quarter of fiscal 2004 and 2005 respectively. These shares were not included in the computation of diluted EPS as the effect would be anti-dilutive.

(12) COMPREHENSIVE LOSS

     The components of comprehensive loss were as follows (in thousands):

	Quarter ended January 31,
	2004	2005
Net loss	$(76,708)	$(56,995)
Change in unrealized loss on available-for-sale securities, net of tax	53	(2,444)
Change in accumulated translation adjustments	(28)	(8)

Total comprehensive loss	$(76,683)	$(59,447)

(13) SEGMENT REPORTING

     Ciena’s geographic distribution of revenue for the first quarter of fiscal 2004 and fiscal 2005 was as follows (in thousands, except percentage data):

	First Quarter
	2004	%	2005	%
Domestic	$37,283	56.1	$78,686	83.0
International	29,131	43.9	16,062	17.0

Total	$66,414	100.0	$94,748	100.0

     During the first quarter of fiscal 2004 and fiscal 2005, customers who each accounted for at least 10% of Ciena’s revenue during the respective periods were as follows (in thousands, except percentage data):

	First Quarter
	2004	%*	2005		%*
Company A	$11,881	17.9	$	n/a	—
Company B	n/a	—		17,643	18.6
Company C	n/a	—		12,420	13.1

Total	$11,881	17.9		$30,063	31.7

n/a	Denotes revenue recognized less than 10% of total revenue for the period

*	Denotes % of total revenue

     The table below (in thousands, except percentage data) sets forth our operating segment revenues for the first quarter of fiscal 2004 and fiscal 2005.

	First Quarter
	2004	%*	2005	%*
Revenues:
TSG	$51,174	77.0	$50,440	53.3
DNG	3,500	5.3	16,579	17.5
BBG	—	—	15,281	16.1
GNS	11,740	17.7	12,448	13.1

Consolidated revenue	$66,414	100.0	$94,748	100.0

*	Denotes % of total revenue

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

     The table below sets forth our operating segment profit (loss) and the reconciliation to consolidated net loss for the first quarter of fiscal 2004 and the first quarter of fiscal 2005.

	First Quarter
	2004	2005
Segment profit (loss):
TSG	$(25,672)	$(16,902)
DNG	(3,988)	4,857
BBG	—	(3,442)
GNS	213	2,238

Total segment loss	$(29,447)	$(13,249)

Other non-performance items:
Corporate selling and marketing	(22,645)	(22,135)
Corporate general and administrative	(7,091)	(7,496)
Stock compensation costs:
Research and development	(2,205)	(1,011)
Selling and marketing	(518)	(876)
General and administrative	(121)	(160)
Amortization of intangible assets	(3,396)	(10,411)
Restructuring costs	(3,393)	(1,125)
Long-lived asset impairments	—	(184)
Interest and other financial charges, net	(7,468)	229
Provision for income taxes	(424)	(577)

Consolidated net loss	$(76,708)	$(56,995)

(14) CONTINGENCIES

Litigation

     On October 3, 2000, Stanford University and Litton Systems filed a complaint in the United States District Court for the Central District of California alleging that optical fiber amplifiers incorporated into Ciena’s products infringe U.S. Patent No. 4,859,016 (the “‘016 Patent”). The complaint seeks injunctive relief, royalties and damages. We believe that we have valid defenses to the lawsuit and intend to defend it vigorously. On October 10, 2003, the court stayed the case pending final resolution of matters before the U.S. Patent and Trademark Office (the “PTO”), including a request for and disposition of a re-examination of the ‘016 Patent. On October 16, 2003 and November 2, 2004, the PTO granted reexaminations of the ‘016 Patent, resulting in a continuation of the stay of the case.

     On July 19, 2000, Ciena and Ciena Properties, Inc., a wholly owned subsidiary that was merged into Ciena on October 29, 2004, filed a complaint in the United States District Court for the District of Delaware requesting damages and injunctive relief against Corvis Corporation, which was renamed Broadwing Corporation (“Broadwing”) in October 2004. The suit charged Broadwing with infringing four patents relating to Ciena’s optical networking communication systems and technology. A jury trial to determine whether Broadwing is infringing these patents commenced on February 10, 2003. On February 24, 2003, the jury decided that Broadwing was infringing on Ciena’s U.S. Patent No. 5,938,309 (the “‘309 Patent”), relating to inverse multiplexing. The jury decided that Broadwing was not infringing on two other Ciena patents and was deadlocked with respect to Broadwing’s infringement on the fourth patent, U.S. Patent No. 5,504,609 (the “‘609 Patent”), relating to wave division multiplexing. This trial was immediately followed by a trial on Broadwing’s affirmative defenses based on the validity of the ‘309 Patent and the U.S. Patent No. 5,557,439, one of the patents that the jury found was not infringed by Broadwing. On February 28, 2003, the jury in this trial determined that the patents were valid. In April 2003, following a first trial, another jury decided that Broadwing was infringing Ciena’s ‘609 Patent, on which the previous jury had deadlocked. Based on these favorable verdicts collectively holding that Broadwing is infringing two valid Ciena patents, Ciena moved for an injunction to prohibit the sale by Broadwing of the infringing products. On September 9, 2004, the United States District Court for the District of Delaware entered judgment on the jury verdicts and granted Ciena’s motion for an injunction against Broadwing relating to the ‘309 Patent and denied Ciena’s motion for an injunction relating to the ‘609 Patent. On September 17, 2004, Ciena filed a motion requesting that the Court reconsider its injunction ruling relating to the ‘609 Patent. On October 7, 2004, Broadwing’s counsel filed a request for ex parte re-examination of the ‘309 Patent with the PTO. On November 15, 2004, the parties completed briefing on motions for judgment as a matter of law and a new trial filed by both Ciena and Broadwing with respect to certain aspects of the jury verdicts. On January 7, 2005, the court granted Ciena’s motion for reconsideration and issued an amended order for permanent injunction, granting Ciena’s motion for an injunction against Broadwing relating both to the ‘309 Patent and the ‘609 Patent. On February 4, 2005, Broadwing filed a notice of appeal of the amended injunction order to the U.S. Court of Appeals for the Federal Circuit. The parties are currently engaged in substantive settlement negotiations.

     As a result of our merger with ONI Systems Corp. in June 2002, we became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of ONI’s common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Ms. Davis have been dismissed from the action without prejudice pursuant to a tolling agreement. In July 2004, following mediated settlement negotiations, the plaintiffs, the issuer defendants (including Ciena), and their insurers entered into a settlement agreement, whereby the plaintiffs’ cases against the issuers are to be dismissed. The plaintiffs and issuer defendants subsequently moved the court for preliminary approval of the settlement agreement, which motion was opposed by the underwriter defendants. On February 15, 2005, the district court granted the motion for preliminary approval of the settlement agreement, subject to certain modifications to the proposed bar order, and directed the parties to submit a revised settlement agreement reflecting its opinion.

     Ciena and ONI Systems were previously defendants in two separate lawsuits filed by Nortel Networks in the United States District Court for the Eastern District of Texas and United States District Court for the Northern District of California. The suits alleged, among other things, infringement of Nortel patents by ONI and Ciena products. In January 2003, Ciena agreed to make a one-time payment of $25 million to Nortel, and in exchange, Nortel granted Ciena a license under the patents that were the subject of the lawsuit and certain related patents. Both lawsuits above were dismissed and Nortel and Ciena agreed not to sue each other for patent infringement for a two year period that expired on January 17, 2005. During the two year period, Ciena and Nortel were unable to negotiate an acceptable cross-license arrangement. On January 18, 2005, Ciena filed suit in the United States District Court, Eastern District of Texas, Marshall Division against Nortel. Ciena’s amended complaint charges Nortel with infringement of seven patents related to Ciena’s communications networking systems and technology, including certain of Ciena’s WDM, SONET and ATM systems and technology. Ciena seeks to enjoin Nortel’s infringing activities and recover damages caused by such infringement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Some of the statements contained, or incorporated by reference, in this quarterly report discuss future events or expectations, contain projections of results of operations or financial condition or state other “forward-looking” information. These statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. Ciena’s “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects.,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. You should be aware that these statements only reflect our current predictions and beliefs. Actual events or results may differ materially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed throughout this report, particularly under the heading “Risk Factors” below. Investors should review these risk factors and the rest of this quarterly report in combination with the more detailed description of our business in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on December 9, 2004, for a more complete understanding of the risks associated with an investment in Ciena’s Common Stock. Ciena undertakes no obligation to revise or update any forward-looking statements.

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

     During the past three years, we have taken significant steps to expand our addressable market, diversify our customer base and broaden our networking solutions portfolio. Our strategy has been to leverage our historical expertise in core networking and position Ciena to take advantage of new market opportunities arising as communications service providers, cable operators, governments and enterprises invest in next-generation equipment. In particular, we expect that there will be growth in demand for equipment that resides at the edge of communications networks and enables the creation and delivery of new high-bandwidth data services. We have sought to implement this strategy through internal development, acquisitions, and strategic relationships and distribution arrangements to reach enterprise and government customers. We have simultaneously sought to align our workforce, facilities and operating expense with these market opportunities. This includes our ongoing efforts to balance our strategic research and development investments with cost controls and prudent cash management. Our success in implementing our strategy and the effectiveness of our repositioning will be critical to the future of Ciena’s business.

     During the first quarter of fiscal 2005, our business has continued to reflect the effects of our strategy:

•	Revenue increased to $94.7 million for the first quarter of fiscal 2005, representing a 15.5% increase from the fourth quarter of fiscal 2004 and 42.7% increase from the first quarter of fiscal 2004.

•	The markets and products from which we derive revenue continue to diversify. Revenue from transport and switching products declined from 77.0% of total revenue in the first quarter of fiscal 2004 to 53.3% in the first quarter of fiscal 2005. Revenue derived from sales of products added to Ciena’s portfolio through acquisition since June 2003 increased to 37% of total revenue.

•	Our continued focus on controlling operating expense and aligning our resources and investments with market opportunities resulted in a reduction of $8.5 million or 9.5% in operating expense in comparison to the first quarter of fiscal 2004. Operating expenses were $432.0 less than the fourth fiscal quarter of 2004, although it should be noted that the prior period included several unusual and significant dollar value charges, including $371.7 million related to impairment of goodwill.

•	We have reorganized certain sales and marketing functions to facilitate better coordination and maximize cross selling opportunities across our product portfolio and increased the number of our existing customers purchasing from multiple product lines.

•	We continued to execute on our enterprise channel strategy with the formal announcement of a reseller relationship with EMC to resell our CN 2000 and ONLINE Metro products.

     Product gross margin decreased from 30.9% in the fourth quarter of fiscal 2004 to 26.1% in the first quarter of fiscal 2005, primarily as a result of product mix and more specifically, within long-haul transport, the higher-than-anticipated mix of chassis and common equipment over channel cards, and low volume shipments of our recently-introduced CN 1000™ Next-Generation Broadband Access Platform. Our ongoing expense reduction efforts and other aspects of our strategy above, including our efforts to reduce product manufacturing costs, seek to improve our product gross margins. These margins, however, may continue to fluctuate, as a result of a number of factors, including price competition, product mix and the impact of our initial sales of products or entry into new markets with new pricing and cost structures.

     During the first quarter of fiscal 2005, there was a significant increase in consolidation activity among U.S. communications service providers. This activity includes proposed mergers between Verizon and MCI, and between SBC and AT&T, all of which have been significant customers during prior periods. Mergers of large carriers will have a significant impact in shaping the future of the telecommunications industry, our historical customer base for core transport and switching products. These mergers also have the effect of further reducing the number of potential communications service provider customers seeking to purchase networking equipment from vendors and continuing to concentrate customer purchasing power. It is too soon to determine the near-term effects, if any, that these consolidations will have on our business.

     As of January 31, 2005, Ciena had 1,668 employees, a net increase of 17 employees from the 1,651 employees on October 31, 2004 and a net reduction of 110 employees from the 1,778 employees on January 31, 2004.

Results of Operations

Three months ended January 31, 2004 compared to three months ended January 31, 2005

Revenue, cost of goods sold and gross profit

     Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees, direct technical support costs, cost of excess and obsolete inventory and overhead related to manufacturing, technical support and engineering, furnishing and installation (“EF&I”) operations.

     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit from the first quarter of fiscal 2004 to the first quarter of fiscal 2005.

	First Quarter
					Increase
	2004	%*	2005	%*	(decrease)	%**
Revenue:
Products	$54,674	82.3	$82,300	86.9	$27,626	50.5
Services	11,740	17.7	12,448	13.1	708	6.0

Total revenue	66,414	100.0	94,748	100.0	28,334	42.7

Costs:
Products	34,560	52.1	60,848	64.2	26,288	76.1
Services	11,301	17.0	9,669	10.2	(1,632)	(14.4)

Total cost of goods sold	45,861	69.1	70,517	74.4	24,656	53.8

Gross profit	$20,553	30.9	$24,231	25.6	$3,678	17.9

* Denotes % of total revenue

** Denotes % change from 2004 to 2005

     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit from the first quarter of fiscal 2004 to the first quarter of fiscal 2005.

	First Quarter
					Increase
	2004	%*	2005	%*	(decrease)	%**
Product revenue	$54,674	100.0	$82,300	100.0	$27,626	50.5
Product cost of goods sold	34,560	63.2	60,848	73.9	26,288	76.1

Product gross profit	$20,114	36.8	$21,452	26.1	$1,338	6.7

* Denotes % of product revenue

** Denotes % change from 2004 to 2005

     The table below (in thousands, except percentage data) sets forth the changes in service revenue, service cost of goods sold and service gross profit (loss) from the first quarter of fiscal 2004 to the first quarter of fiscal 2005.

	First Quarter
					Increase
	2004	%*	2005	%*	(decrease)	%**
Service revenue	$11,740	100.0	$12,448	100.0	$708	6.0
Service cost of goods sold	11,301	96.3	9,669	77.7	(1,632)	(14.4)

Service gross profit (loss)	$439	3.7	$2,779	22.3	$2,340	533.0

* Denotes % of service revenue

** Denotes % change from 2004 to 2005

     The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenues from the first quarter of fiscal 2004 to the first quarter of fiscal 2005.

	First Quarter
					Increase
	2004	%*	2005	%*	(decrease)	%**
Domestic	$37,283	56.1	$78,686	83.0	$41,403	111.1
International	29,131	43.9	16,062	17.0	(13,069)	(44.9)

Total	$66,414	100.0	$94,748	100.0	$28,334	42.7

* Denotes % of total revenue

** Denotes % change from 2004 to 2005

     During the first quarter of fiscal 2004 and first quarter of fiscal 2005, certain customers each accounted for at least 10% of our revenues during the respective periods as follows (in thousands, except percentage data):

	First Quarter
	2004	%*	2005		%*
Company A	$11,881	17.9	$	n/a	—
Company B	n/a	—		17,643	18.6
Company C	n/a	—		12,420	13.1

Total	$11,881	17.9		$30,063	31.7

n/a            Denotes revenue recognized less than 10% of total revenue for the period

*               Denotes % of total revenue

Revenue

•	Product revenue increased from the first quarter of fiscal 2004 to the first quarter of fiscal 2005, primarily due to sales of our broadband access products that were obtained from our May 2004 acquisition of Catena Networks, increased sales of our data networking products and increased sales from our long-haul transport products.

•	Service revenue increased from the first quarter of fiscal 2004 to the first quarter of fiscal 2005 due to an increase in maintenance services.

•	Domestic revenue increased from the first quarter of fiscal 2004 to the first quarter of fiscal 2005 primarily due to sales of broadband access products, and increased sales of our data networking products, transport and switching products and maintenance services.

•	International revenue decreased from the first quarter of fiscal 2004 to the first quarter of fiscal 2005 primarily due to decreased sales of our transport and switching products.

Gross profit

•	Gross profit as a percentage of revenue decreased from the first quarter of fiscal 2004 to the first quarter of fiscal 2005 largely due to increased sales of lower margin products partially offset by an increase in margin of our service revenues.

•	Gross profit on products as a percentage of product revenue decreased from the first quarter of fiscal

2004 to the first quarter of fiscal 2005 primarily as a result of product mix and more specifically, within long-haul transport, the higher-than-anticipated mix of chassis and common equipment versus channel cards, and low volume shipments of the CN 1000™.

•	Gross profit on services as a percentage of services revenue increased from the first quarter of fiscal 2004 to the first quarter of fiscal 2005 largely due to increased sales of maintenance services and reduced service overhead costs.

Operating expenses

     The table below (in thousands, except percentage data) sets forth the changes in operating expenses from the first quarter of fiscal 2004 to the first quarter of fiscal 2005.

	First Quarter
					Increase
	2004	%*	2005	%*	(decrease)	%**
Research and development	$47,177	71.0	$33,651	35.5	$(13,526)	(28.7)
Selling and marketing	25,468	38.3	25,964	27.4	496	1.9
General and administrative	7,091	10.7	7,496	7.9	405	5.7
Stock compensation costs:
Research and development	2,205	3.3	1,011	1.1	(1,194)	(54.1)
Selling and marketing	518	0.8	876	0.9	358	69.1
General and administrative	121	0.2	160	0.2	39	32.2
Amortization of intangible assets	3,396	5.1	10,411	11.0	7,015	206.6
Restructuring costs	3,393	5.1	1,125	1.2	(2,268)	(66.8)
Long-lived asset impairment	—	—	184	0.2	184	n/a

Total operating expenses	$89,369	134.5	$80,878	85.4	$(8,491)	(9.5)

* Denotes % of total revenue

** Denotes % change from 2004 to 2005

•	Research and development expense decreased from the first quarter of fiscal 2004 to the first quarter of fiscal 2005 due to reductions in depreciation expense, prototype part costs, facility-related costs and employee-related costs largely related to the closing of our San Jose, CA facility on September 30, 2004.

•	Selling and marketing expense increased from the first quarter of fiscal 2004 to the first quarter of fiscal 2005 due to higher costs related to an increase in the number of sales and marketing employees and increases in tradeshow and marketing activities partially offset by reductions in depreciation expense.

•	General and administrative expense increased from the first quarter of fiscal 2004 to the first quarter of fiscal 2005 primarily due to increases in legal costs, information system costs, consulting and outside service expense.

•	Stock compensation costs decreased from the first quarter of fiscal 2004 to the first quarter of fiscal 2005 due to the lower level of unvested stock options and restricted stock assumed as part of our various acquisitions. As of January 31, 2005, the balance of deferred stock compensation, presented as a reduction of stockholders’ equity, was $10.8 million.

•	Amortization of intangible assets costs increased from the first quarter of fiscal 2004 to the first quarter of fiscal 2005 due to higher amounts of purchased intangible assets, such as developed technology and customer relationships resulting from our acquisitions of Catena and Internet Photonics in May 2004.

•	Restructuring costs incurred during the first quarter of 2005 were related to work force reductions of approximately 21 employees. These actions were taken as part of our efforts to reduce our costs. We expect to incur additional restructuring costs during fiscal 2005.

•	Long-lived assets impairment charges for the first quarter of fiscal 2005 were primarily related to the impairment of research and development equipment, which was classified as held for sale.

Other items

     The table below (in thousands, except percentage data) sets forth the changes in other items from the first quarter of fiscal 2004 to the first quarter of fiscal 2005.

	First Quarter
					Increase
	2004	%*	2005	%*	(decrease)	%**
Interest and other income, net	$7,678	11.6	$6,676	7.0	$(1,002)	(13.1)
Interest expense	$7,384	11.1	$6,469	6.8	$(915)	(12.4)
Gain on equity investments	$454	0.7	$22	—	$(432)	(95.2)
Loss on extinguishment of debt	$8,216	12.4	$—	—	$(8,216)	(100.0)
Provision for income taxes	$424	0.6	$577	0.6	$153	36.1

* Denotes % of total revenue

** Denotes % change from 2004 to 2005

•	Interest and other income, net decreased from the first quarter of 2004 to the first quarter of 2005 primarily because of the impact of lower cash and invested balances.

•	Interest expense decreased from the first quarter of 2004 to the first quarter of 2005 due to the decrease in our debt obligations between the two periods resulting from our repurchase of the ONI 5.0% convertible subordinated notes during fiscal 2004.

•	Provision for income taxes for the first quarter of 2004 and the first quarter of 2005 was primarily attributable to foreign tax related to Ciena’s foreign operations. We did not record a tax benefit for Ciena’s domestic losses during either period. Ciena will continue to maintain a valuation allowance against certain deferred tax assets until sufficient evidence exists to support its reversal.

Summary of Operating Segments

     The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenues from the first quarter of fiscal 2004 to the first quarter of fiscal 2005 for our four operating segments: Transport and Switching Group (TSG); Data Networking Group (DNG); Broadband Access Group BBG); and the Global Networking Services Group (GNS).

	First Quarter
					Increase
	2004	%*	2005	%*	(decrease)	%**
Revenues:
TSG	$51,174	77.0	$50,440	53.3	$(734)	(1.4)
DNG	3,500	5.3	16,579	17.5	13,079	373.7
BBG	—	—	15,281	16.1	15,281	n/a
GNS	11,740	17.7	12,448	13.1	708	6.0

Consolidated revenue	$66,414	100.0	$94,748	100.0	$28,334	42.7

* Denotes % of total revenue

** Denotes % change from 2004 to 2005

•	TSG revenue decreased from first quarter of 2004 to the first quarter of 2005 due to a decrease in sales of core switching products partially offset by increases in sales of core transport products and sales of optical Ethernet transport products obtained from our May 2004 acquisition of Internet Photonics.

•	DNG revenue increased from the first quarter of 2004 to the first quarter of 2005 due to the increase in sales of multiservice edge switching products.

•	BBG revenue increased from the first quarter of 2004 to the first quarter of 2005 due to the sales of our broadband access products obtained from our May 2004 acquisition of Catena.

•	GNS revenue increased from the first quarter of 2004 to the first quarter of 2005 due to increased sales of maintenance contracts.

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

     The table below (in thousands, except percentage data) sets forth the changes in our segment profit (loss) and the reconciliation to consolidated net loss for the first quarter of fiscal 2004 to the first quarter of fiscal 2005.

	First Quarter
			Increase
	2004	2005	(decrease)	%**
Segment profit (loss):
TSG	$(25,672)	$(16,902)	$8,770	(34.2)
DNG	(3,988)	4,857	8,845	(221.8)
BBG	—	(3,442)	(3,442)	n/a
GNS	213	2,238	2,025	950.7

Total segment profit (loss)	$(29,447)	$(13,249)	$16,198	(55.0)

Other non-performance items:
Corporate selling and marketing	(22,645)	(22,135)	510	(2.3)
Corporate general and administrative	(7,091)	(7,496)	(405)	5.7
Stock compensation costs:
Research and development	(2,205)	(1,011)	1,194	(54.1)
Selling and marketing	(518)	(876)	(358)	69.1
General and administrative	(121)	(160)	(39)	32.2
Amortization of intangible assets	(3,396)	(10,411)	(7,015)	206.6
Restructuring costs	(3,393)	(1,125)	2,268	(66.8)
Long-lived asset impairments	—	(184)	(184)	n/a
Interest and other financial charges, net	(7,468)	229	7,697	(103.1)
Provision for income taxes	(424)	(577)	(153)	36.1

Consolidated net loss	$(76,708)	$(56,995)	$19,713	(25.7)

** Denotes % change from 2004 to 2005

•	TSG segment loss decreased from fiscal 2004 to fiscal 2005 primarily due to lower research and development costs, partially offset by lower average gross margin for the segment.

•	DNG segment profit increased from fiscal 2004 to fiscal 2005 due to increases in revenues, partially offset by higher research and development costs.

•	BBG segment loss increased from fiscal 2004 to fiscal 2005 due to the activities associated with this group, formed from the newly acquired operations of Catena in May 2004.

•	GNS segment profit increased from fiscal 2004 to fiscal 2005 due to increased sales of maintenance services and reduced service overhead costs.

Liquidity and Capital Resources

     At January 31, 2005, Ciena’s principal source of liquidity was its cash and cash equivalents, and short-term and long-term investments. We had $192.9 million in cash and cash equivalents, and $1.0 billion in short-term and long-term investments. Our investment portfolio consists primarily of fixed-income securities, with maturities of two years or less, diversified among industries and individual issuers. Our investments are generally liquid, investment grade securities.

     Ciena’s operating activities consumed $51.4 million and $43.3 million net cash during the first three months of fiscal 2004 and 2005, respectively. The primary reason for operating cash consumption was the net loss incurred during the periods.

     Our investing activities provided net cash of $80.6 million and $33.3 million during the first three months of fiscal 2004 and 2005, respectively. Investment activities included the net redemption of $86.5 million and $38.9 million of short and long-term investments during the first three months of fiscal 2004 and fiscal 2005, respectively.

     Cash used in financing activities was $42.6 million during the first three months of fiscal 2004. The primary use of cash in financing activities during the first three months of fiscal 2004 was related to the purchase of the remaining $48.2 million in outstanding in ONI convertible subordinated notes. We paid $49.2 million for the notes and fees related to the purchase. Also during the first three months of fiscal 2004, we received $6.6 million from the exercise of stock options. During the first three months of fiscal 2005, we received $0.4 million from financing activities, of which $0.3 million was related to the exercise of employee options.

     Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, investment requirements, commitments, and other liquidity requirements associated with our existing operations through at least the next 12 months.

Contractual Obligations

     The following is a summary of our future minimum payments under contractual obligations as of January 31, 2005 (in thousands):

		Less than one	One to three	Three to five
	Total	year	years	years	Thereafter
Convertible notes (1)	$767,625	$25,875	$741,750	$—	$—
Operating leases	211,774	38,546	64,807	53,928	54,493
Purchase obligations (2)	45,820	45,820	—	—	—

Total	$1,025,219	$110,241	$806,557	$53,928	$54,493

(1) Our 3.75% convertible notes have an aggregate principal amount of $690 million, due February 1, 2008. Interest is payable on February 1st and August 1st of each year.

(2) Purchase commitments related to amounts we are obligated to pay to our contract manufacturers and component suppliers for inventory.

     Some of our commercial commitments, including some of the future minimum payments set forth above, are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of January 31, 2005 (in thousands):

		Less than one	One to	Three to
	Total	year	three years	five years	Thereafter
Standby letters of credit	$16,099	$15,489	$610	$—	$—

Off-Balance Sheet Arrangements

     Ciena does not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements requires Ciena to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we reevaluate our estimates, including those related to bad debts, inventories, investments, intangible assets, goodwill, income taxes, warranty obligations, restructuring, and contingencies and litigation. Ciena bases its estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Among other things, these estimates form the basis for judgments about the carrying values of assts and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During fiscal 2005, reevaluation of certain estimates led to the effects described below.

Revenue Recognition

     Ciena’s products and services include hardware, software, and professional services. Ciena recognizes revenue when there is persuasive evidence of an arrangement with the customer, we have fulfilled our obligations under the arrangement, the price is fixed or determinable and collectibility is reasonably assured. The third and fourth criteria may require Ciena to make significant judgments or estimates.

Reserve for Inventory Obsolescence

     Ciena writes down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the first quarter of fiscal 2005, we recorded a charge of $1.1 million primarily related to excess inventory due to a change in forecasted sales for certain products. If actual market conditions differ from those we have assumed, we may be required to take additional inventory write-downs or benefits.

Restructuring

     As part of its restructuring costs, Ciena provides for the estimated cost of the net lease expense for facilities that are no longer being used. The provision is equal to the fair value of the minimum future lease payments offset by the fair value of the estimated sublease payments. Due to the continued excess supply of commercial properties in certain markets where our unused facilities are located, we have reduced our estimate of the total future sublease payments we will receive. As a result, we recorded an additional restructuring cost of $1.1 million in the first quarter of fiscal 2005. As of January 31, 2005, Ciena’s accrued restructuring liability related to net lease expense and other related charges was $75.4 million. The total minimum lease payments for these restructured facilities are $111.7 million. These lease payments will be made over the lives of our leases, which range from one month to fourteen years. If actual market conditions are less favorable than those we have projected, we may be required to recognize additional restructuring costs associated with these facilities.

Goodwill

     Due to Ciena’s reorganization into operating segments, SFAS 142 requires that we assign goodwill to Ciena’s reporting units. Ciena has determined its operating segments and reporting units are the same. In accordance with SFAS 142 Ciena tests each reporting unit’s goodwill for impairment on an annual basis, and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. Based on the operating results, forecasts, and business factors with the segments, Ciena recorded an impairment loss of $371.7 million in the fourth quarter of fiscal 2004. If actual market conditions differ or forecasts change at the time of our annual assessment in fiscal 2005 or in periods prior to our annual assessment, we may be required to record additional goodwill impairment charges.

Deferred Tax Valuation Allowance

     As of January 31, 2005, Ciena has recorded a valuation allowance of $1.1 billion against our gross deferred tax assets of $1.1 billion. We calculated the valuation allowance in accordance with the provisions of SFAS 109, “Accounting for Income Taxes” which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Positive evidence, such as operating results during the most recent three-year period, is given more weight because, due to our current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred assets will be achieved. Our results over the most recent three-year period were heavily affected by our recent business restructuring activities. Our cumulative loss in the most recent three-year period represents sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

Risk Factors

     Investing in our securities involves a high degree of risk. In addition to the other information contained in this report, you should consider the following risk factors before investing in our securities.

Our business and results of operations could continue to be adversely affected by conditions in the communications industry.

     The last three years have seen substantial changes in the communications industry. Many of our customers and potential customers, including communications service providers which have historically provided a significant portion of our sales-have confronted static or declining revenue. Many existing or potential customers have experienced significant financial distress or withdrawn from segments of the business, and some have gone out of business. These factors have adversely affected our revenue and operating results.

     More recently, several large communications services providers have announced merger transactions. These include proposed mergers between Verizon and MCI, and between SBC and AT&T, all of which have been a significant customer during prior periods. These mergers will have a significant impact on the future of the telecommunications industry. These mergers will also further increase concentration of purchasing power in a small number of large service providers and increase vendor competition for a smaller number of customers. These mergers may also result in curtailment of network investment resulting from changes in strategy, network overlap or cost reduction efforts.

     The impact of the market factors above may continue to affect our business and results of operations, in several significant ways:

•	capital expenditures by many of our customers may be flat or reduced;

•	we will continue to have only limited ability to forecast the volume and product mix of our sales; and

•	managing our expenditures and inventory will be difficult in light of the uncertainties surrounding our business.

     Any one or a combination of these factors could have a material adverse impact on our business, financial condition and results of operations.

We face intense competition that could hurt our sales and profitability.

     The markets in which we compete for sales of networking equipment, software and services are extremely competitive, particularly the market for sales to communications service providers. Competition in these markets is based on price, functionality, manufacturing capability, installation, services, scalability and the ability of products and services to meet customers’ network requirements. A small number of very large companies have historically dominated the communications networking equipment industry. Many of these competitors have substantially greater financial, technical and marketing resources, greater manufacturing capacity and better established relationships with incumbent carriers and other potential customers than Ciena. Recently, there has been speculation of further consolidation among networking equipment providers. This could cause these competitors to grow larger and more powerful.

     We also compete with a number of smaller companies that provide significant competition for a specific product or market. These competitors often base their products on the latest available technologies. They may achieve commercial availability of their products more quickly and may be more attractive to customers due to the narrower focus of their efforts. Increased competition in our markets has resulted in aggressive business tactics, including:

•	intense price competition;

•	discounting resulting from sales of used equipment or inventory that a competitor has written down or written off;

•	early announcements of competing products and extensive marketing efforts;

•	“one-stop shopping” options;

•	competitors offering to repurchase Ciena equipment from existing customers;

•	customer financing assistance;

•	marketing and advertising assistance; and

•	intellectual property disputes.

     The tactics described above can be particularly effective in an increasingly concentrated base of potential customers such as communications service providers. Our service provider customers are under increasing competitive pressure, which causes them to seek to minimize the costs of the equipment that they buy. This pressure may result in pricing becoming a more important factor in customer decisions. This may favor larger competitors that can spread the effect of price discounts across a broader offering of products and services and across a larger customer base.

     Our inability to compete successfully in our markets would harm our business, financial condition and results of operations.

We expect gross margin to fluctuate over time and our product gross margins may be adversely affected by a number of factors.

     Our gross margin fluctuates from period to period and our product gross margins may continue to be adversely affected by numerous factors, including:

•	increased price competition, including competition from low-cost producers in Asia;

•	the mix of higher and lower margin products and services;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our products;

•	our ability to reduce product manufacturing costs;

•	introduction of new products, with initial sales at relatively small volumes with resulting higher production costs; and

•	increased service, installation, warranty or repair costs.

Fluctuations in gross margin may make it difficult to manage our business and attain profitability.

Our revenue and operating results can fluctuate unpredictably from quarter to quarter.

     Our revenue and operating results can fluctuate unpredictably from quarter to quarter. Current market conditions have made it difficult to make reliable estimates of future revenue. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our budgeted expense levels depend in part on our expectations of long-term future revenue. Any substantial adjustment to expenses to account for lower levels of revenue is difficult and takes time. Consequently, if our revenue declines, our levels of inventory, operating expense and general overhead would be high relative to revenue, resulting in additional operating losses.

     Other factors can also contribute to fluctuations in our revenue and operating results, including:

•	fluctuations in demand for our products and the timing and size of customer orders;

•	changes in customers’ requirements, including changes or cancellations to orders from customers;

•	the introduction of new products by us or our competitors;

•	readiness of customer sites for installation;

•	satisfaction of contractual customer acceptance criteria and related revenue recognition issues;

•	manufacturing and shipment delays and deferrals;

•	actual events, outcomes and amounts that differ from our assumptions and estimates used in our determination of the value of certain assets (including goodwill and other intangible assets), liabilities and other items reflected in our financial statements;

•	changes in accounting rules, including recording expenses associated with equity based compensation awards; and

•	changes in general economic conditions as well as those specific to our market segments.

We may not be successful in selling our products into new markets and developing and managing new sales channels.

     As we have expanded our product portfolio, we have entered and begun to sell our products in new markets and to a broader customer base, including enterprises, cable operators, federal, state and local governments. To succeed in these new markets, we believe we must develop and manage new sales channels and distribution arrangements. Because we have only limited experience in developing and managing such channels, it is uncertain to what extent we will be successful. In addition, sales to federal, state and local governments require compliance with complex procurement regulations with which we have little experience. We may be unable to increase our sales to government contractors if we determine that we cannot comply with applicable regulations. Our failure to comply with regulations for existing contracts could result in civil, criminal or administrative proceedings involving fines and suspension or debarment from federal government contracts. Failure to succeed in these new markets will adversely affect our ability to grow our customer base and revenues.

If we do not succeed in increasing our sales to large communications service providers our business and revenues will suffer.

     Our future success will depend on our ability to increase our sales to existing and new communications service provider customers, particularly overseas. Many of our competitors have long-standing relationships with such customers, which can pose significant obstacles to our sales efforts. In addition, sales to large communications service providers typically involve a long sales cycle with extensive product testing and network certification. Complying with these certification requirements can be lengthy and difficult and delays could adversely affect our sales and the timing of recognition of revenue. Consequently, we may incur substantial expenses and devote time and resources to potential relationships that never materialize or fulfill our expectations, in which event our investment may largely be lost. Our business and revenues will suffer if we are unable to increase our sales to large communications service providers.

Product performance problems could damage our business reputation and limit our sales prospects.

     The development and production of new products with high technology content is complicated and often involves problems with software, components and manufacturing methods. Modifying our products to enable customers to integrate them into a new type of network architecture entails similar risks. If significant reliability, quality, or network monitoring problems develop as a result of our product development, manufacturing or integration, a number of negative effects on our business could result, including:

•	increased costs associated with fixing software or hardware defects, including service and warranty expenses;

•	payment of liquidated damages for performance failures;

•	high inventory obsolescence expense;

•	delays in collecting accounts receivable;

•	reduced orders from existing or potential customers; and

•	damage to our reputation.

     Because we outsource the manufacturing of many of our products to electronic manufacturing service or “EMS” providers and expect to increasingly rely upon direct order fulfillment, through which our manufacturers will test our products on our behalf and deliver them directly to customers, we may be subject to product performance problems as a result of the acts or omissions of these third parties.

We must continue to make substantial investments in product development in order to keep pace with technological advances and succeed in existing and new markets for our products.

     In order to be successful, we must balance our initiatives to reduce our operating costs against the need to keep pace with technological advances. The market for communications networking equipment, software and services is characterized by rapid technological change, frequent introductions of new products, and recurring changes in customer requirements. To succeed, we must continue to develop new products and new features for existing products. In addition, we must be able to identify and gain access to new technologies as our market segments evolve. Managing these efforts to keep pace with new technologies and reduce operating expense is difficult and there is no assurance that we will be successful.

We may be required to take further write-downs of goodwill.

     As of January 31, 2005, we had $408.6 million of goodwill on our balance sheet. This amount primarily represents the remaining excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At January 31, 2005, goodwill represented approximately 19.8% of our total assets. During the fourth quarter of 2004, we incurred a goodwill impairment charge of approximately $371.7 million. If we are required to record additional impairment charges related to goodwill and other intangible assets, such charges would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our earnings per share or net loss per share would be adversely impacted in such period.

We may not be successful in enhancing and upgrading our products.

     Because our products are based on complex technology, we can experience unanticipated delays in developing, improving, manufacturing or deploying them. At any given time, various enhancements to our products are in the development phase and are not yet ready for commercial manufacturing or deployment. The maturing process from laboratory prototype to customer trials, and subsequently to general availability, involves a number of steps, including:

•	completion of product development;

•	the qualification and sourcing of critical components;

•	validation of manufacturing methods and processes;

•	extensive quality assurance and reliability testing, and staffing of testing infrastructure;

•	validation of software; and

•	establishment of systems integration and systems test validation requirements.

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

     Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. This is likely to become an increasingly important issue as we expand our operations into countries that provide a lower level of intellectual property protection. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps that we are taking will prevent unauthorized use of our technology. If competitors are able to use our technology, our ability to compete effectively could be harmed. We have filed suit to enforce our intellectual property rights, including our pending patent infringement claim against Nortel Networks, and may become involved with additional disputes in the future. Such lawsuits can be costly, may significantly divert the time and attention of our personnel and may result in counterclaims of infringement.

     We have also been subject to several claims of patent infringement, which in some cases have required us to pay the patent holders substantial sums or enter into license agreements requiring ongoing royalty payments. The frequency of assertions of patent infringement is increasing as patent holders use such actions as a competitive tactic as well as to seek alternative sources of revenue. We may be required to obtain patent licenses or to redesign or stop selling products that allegedly infringe patents belonging to others. If we are sued for infringement and are unsuccessful in defending the suit, we could be subject to significant damages, and our business, results of operations and customer relationships could be adversely affected.

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

     We rely on a number of service delivery partners, both domestic and international, to complement Ciena’s global service and support resources. The certification of these partners incurs costs and is time-consuming, and these partners service products for other companies, including our competitors. We may not be able to effectively manage our relationships with our partners and we cannot be certain that they will be able to deliver our services in the manner or time required. If our service partners are unsuccessful in delivering services:

•	our services revenue may be adversely affected;

•	our relationship with customers could suffer; and

•	we may suffer delays in recognizing revenues in cases where revenue recognition is dependent upon product installation, testing and acceptance.

We depend on a limited number of suppliers, and for some items we do not have a substitute supplier.

     We depend on a limited number of suppliers for components of our products, as well as for equipment used to manufacture and test our products. Our products include several high-performance components for which reliable, high-volume suppliers are particularly limited. Some key optical and electronic components we use in our products are currently available only from sole or limited sources, and in some cases, that source also is a competitor. The loss of a source of key components could require us to re-engineer products that use those components, which would increase our costs. Delay in component availability or delivery, or component performance problems, could result in delayed deployment of our products and our inability to recognize revenue. These delays could also harm our customer relationships and our results of operations.

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

     International operations are subject to inherent risks, and our future results could be adversely affected by a number of factors, including:

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

     We have entered into agreements with strategic partners that permit us to distribute the products of other companies. As part of our strategy to diversify our product portfolio and customer base, we may enter into additional resale agreements in the future. To the extent we succeed in reselling the products of these companies, we may be required by customers to assume certain warranty and service obligations. While our suppliers often agree to support us with respect to these obligations, we may be required to extend greater protection in order to effect a sale. Moreover, our suppliers are relatively small companies with limited financial resources. If they are unable to provide the required support, we may have to expend our own resources to do so. This risk is amplified because the equipment that we are selling has been designed and manufactured by other third parties and may be subject to warranty claims, the magnitude of which we are unable to evaluate fully.

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

     Beginning with our annual report for our fiscal year ended October 31, 2005, Section 404 of the Sarbanes-Oxley Act of 2002 will require Ciena to include a report by our management on our internal controls over financial reporting. Such report must contain an assessment by management of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Such report must also contain a statement that our independent registered public accountants have issued an attestation report on management’s assessment of such internal controls.

     In order to achieve timely compliance with Section 404, in fiscal 2004 we began a process to document and evaluate our internal controls over financial reporting. Our efforts to comply with Section 404 have resulted in, and are likely to continue to result in, significant costs, the commitment of time and operational resources and the diversion of management’s attention. If our management identifies one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert such internal controls are effective. If we are unable to assert that our internal controls over financial reporting are effective as of October 31, 2005 (or if our independent registered public accountants are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls), our business may be harmed. Market perception of our financial condition and the trading price of our stock may be adversely affected and customer perception of our business may suffer.

If we are unable to attract and retain qualified personnel, we may be unable to manage our business effectively.

     If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to effectively develop our existing products, increase sales and effect our strategic repositioning. Because we generally do not have employment contracts with our employees, we must rely upon providing competitive compensation packages and a dynamic work environment to retain and motivate employees. In response to the decline in our revenue and weakness in the communications networking equipment market, we have paid our employees significantly reduced or no bonuses since the end of fiscal 2001. Because our compensation packages include equity-based incentives, pressure on our stock price could affect our ability to continue to offer competitive compensation packages to our employees. In addition to these compensation issues, we must continue to motivate employees to execute our strategies and achieve our goals, which may be difficult due to morale challenges posed by the workforce reductions and uncertainty in our industry.

     If we lose members of our management team or other key personnel, it may be difficult to replace them. It may also be difficult to effectively execute our strategy of positioning Ciena to benefit from opportunities in new markets. Competition for highly skilled technical and other personnel with experience in our industry can be intense. As a result, we may not be successful in identifying, recruiting and hiring qualified engineers and other key personnel.

The steps that we are taking to restructure and reduce the size of our operations could disrupt our business.

     We have taken several steps, including reductions in force, dispositions of assets and office closures, and internal reorganization of our sales and engineering functions to reduce the size and cost of our operations and to better match our resources with our market opportunities. During the next six to twelve months we expect to continue to take steps to reduce our operating expenses. These efforts could be disruptive to our business. In addition, our cost reduction efforts could result in accounting charges during the period of such restructuring. If we cannot manage our cost reduction and restructuring efforts effectively, our business, results of operations and financial condition could be harmed.

Our strategy of pursuing strategic acquisitions and investments may expose us to increased costs and unexpected liabilities.

     Our business strategy includes acquiring or making strategic investments in other companies to increase our portfolio of products and services, expand the markets we address, diversify our customer base and acquire or accelerate the development of new or improved products. To do so, we may use cash, issue equity that would dilute our current stockholders’ ownership, incur debt or assume indebtedness. Strategic investments and acquisitions involve numerous risks, including:

•	difficulties in integrating the operations, technologies and products of the acquired companies;

•	diversion of management’s attention;

•	potential difficulties in completing projects of the acquired company and costs related to in-process research and development;

•	the potential loss of key employees of the acquired company;

•	subsequent amortization expenses related to intangible assets and charges associated with impairment of goodwill;

•	dependence on unfamiliar or relatively small supply partners; and

•	exposure to unanticipated liabilities, including intellectual property infringement claims.

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

     Interest Rate Sensitivity. Ciena maintains a short-term and long-term investment portfolio. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at January 31, 2005, the fair value of the portfolio would decline by approximately $65.3 million.

     Foreign Currency Exchange Risk. As a global concern, Ciena faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on Ciena’s financial results. Historically Ciena’s primary exposures have been related to non-dollar denominated operating expenses in Europe and Asia where Ciena sells primarily in U.S. dollars. Ciena is prepared to hedge against fluctuations in foreign currency if this exposure becomes material. As of January 31, 2005, the assets and liabilities of Ciena related to non-dollar denominated currencies were not material. Therefore, we do not expect an increase or decrease of 10% in the foreign exchange rate would have a material impact on Ciena’s financial position.

Item 4. Controls and Procedures

     Ciena’s management, with the participation of Ciena’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures and have concluded that, as of the end of the period covered by this report, they were effective.

     There was no change in Ciena’s internal control over financial reporting during Ciena’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, Ciena’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     On October 3, 2000, Stanford University and Litton Systems filed a complaint in the United States District Court for the Central District of California alleging that optical fiber amplifiers incorporated into Ciena’s products infringe U.S. Patent No. 4,859,016 (the “‘016 Patent”). The complaint seeks injunctive relief, royalties and damages. We believe that we have valid defenses to the lawsuit and intend to defend it vigorously. On October 10, 2003, the court stayed the case pending final resolution of matters before the U.S. Patent and Trademark Office (the “PTO”), including a request for and disposition of a re-examination of the ‘016 Patent. On October 16, 2003 and November 2, 2004, the PTO granted reexaminations of the ‘016 Patent, resulting in a continuation of the stay of the case.

     On July 19, 2000, Ciena and Ciena Properties, Inc., a wholly owned subsidiary that was merged into Ciena on October 29, 2004, filed a complaint in the United States District Court for the District of Delaware requesting damages and injunctive relief against Corvis Corporation, which was renamed Broadwing Corporation (“Broadwing”) in October 2004. The suit charged Broadwing with infringing four patents relating to Ciena’s optical networking communication systems and technology. A jury trial to determine whether Broadwing is infringing these patents commenced on February 10, 2003. On February 24, 2003, the jury decided that Broadwing was infringing on Ciena’s U.S. Patent No. 5,938,309 (the “‘309 Patent”), relating to inverse multiplexing. The jury decided that Broadwing was not infringing on two other Ciena patents and was deadlocked with respect to Broadwing’s infringement on the fourth patent, U.S. Patent No. 5,504,609 (the “‘609 Patent”), relating to wave division multiplexing. This trial was immediately followed by a trial on Broadwing’s affirmative defenses based on the validity of the ‘309 Patent and the U.S. Patent No. 5,557,439, one of the patents that the jury found was not infringed by Broadwing. On February 28, 2003, the jury in this trial determined that the patents were valid. In April 2003, following a first trial, another jury decided that Broadwing was infringing Ciena’s ‘609 Patent, on which the previous jury had deadlocked. Based on these favorable verdicts collectively holding that Broadwing is infringing two valid Ciena patents, Ciena moved for an injunction to prohibit the sale by Broadwing of the infringing products. On September 9, 2004, the United States District Court for the District of Delaware entered judgment on the jury verdicts and granted Ciena’s motion for an injunction against Broadwing relating to the ‘309 Patent and denied Ciena’s motion for an injunction relating to the ‘609 Patent. On September 17, 2004, Ciena filed a motion requesting that the Court reconsider its injunction ruling relating to the ‘609 Patent. On October 7, 2004, Broadwing’s counsel filed a request for ex parte re-examination of the ‘309 Patent with the PTO. On November 15, 2004, the parties completed briefing on motions for judgment as a matter of law and a new trial filed by both Ciena and Broadwing with respect to certain aspects of the jury verdicts. On January 7, 2005, the court granted Ciena’s motion for reconsideration and issued an amended order for permanent injunction, granting Ciena’s motion for an injunction against Broadwing relating both to the ‘309 Patent and the ‘609 Patent. On February 4, 2005, Broadwing filed a notice of appeal of the amended injunction order to the U.S. Court of Appeals for the Federal Circuit. The parties are currently engaged in substantive settlement negotiations.

     As a result of our merger with ONI Systems Corp. in June 2002, we became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of ONI’s common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Ms. Davis have been dismissed from the action without prejudice pursuant to a tolling agreement. In July 2004, following mediated settlement negotiations, the plaintiffs, the issuer defendants (including Ciena), and their insurers entered into a settlement agreement, whereby the plaintiffs’ cases against the issuers are to be dismissed. The plaintiffs and issuer defendants subsequently moved the court for preliminary approval of the settlement agreement, which motion was opposed by the underwriter defendants. On February 15, 2005, the district court granted the motion for preliminary approval of the settlement agreement, subject to certain modifications to the proposed bar order, and directed the parties to submit a revised settlement agreement reflecting its opinion.

Ciena and ONI Systems were previously defendants in two separate lawsuits filed by Nortel Networks in the United States District Court for the Eastern District of Texas and United States District Court for the Northern District of California. The suits alleged, among other things, infringement of Nortel patents by ONI and Ciena products. In January 2003, Ciena agreed to make a one-time payment of $25 million to Nortel, and in exchange, Nortel granted Ciena a license under the patents that were the subject of the lawsuit and certain related patents. Both lawsuits above were dismissed and Nortel and Ciena agreed not to sue each other for patent infringement for a two year period that expired on January 17, 2005. During the two year period, Ciena and Nortel were unable to negotiate an acceptable cross-license arrangement. On January 18, 2005, Ciena filed suit in the United States District Court, Eastern District of Texas, Marshall Division against Nortel. Ciena’s amended complaint charges Nortel with infringement of seven patents related to Ciena’s communications networking systems and technology, including certain of Ciena’s WDM, SONET and ATM systems and technology. Ciena seeks to enjoin Nortel’s infringing activities and recover damages caused by such infringement.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) — (d) Not applicable

(e) The following table provides information with respect to any purchase made by or on behalf of Ciena, or any “affiliated purchaser” as defined in 17 C.F.R. § 240.10b-18(a)(3), of shares of any class of equity securities registered by Ciena pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

(d)
			(c)	Maximum number (or
			Total number of	appropriate dollar
			shares purchased as	value) of shares
	(a)	(b)	part of publicly	that may yet be
	Total number of	Average price	announced plans or	purchased under the
Period	shares purchased	paid per share	programs	plans or programs
October 31, 2004 through November 27, 2004	—	$—	—	*
November 28, 2004 through December 25, 2004	5,954	$0.03	5,954	*
December 26, 2004 through January 29, 2005	104,040	$0.12	104,040	*
Total	109,994	$0.11	109,994	*

* Not applicable. See description of repurchase activity below.

     Ciena does not repurchase its shares in open market transactions. The repurchase activity in the table above consists solely of Ciena’s repurchase of outstanding shares in private transactions with certain former employees. Pursuant to the terms of equity compensation plans and certain award agreements that Ciena assumed in connection with its acquisitions of WaveSmith Networks and Catena Networks, employees may exercise stock options or restricted stock prior to vesting. Under these plans, upon the employee’s termination of employment, Ciena is granted the right to repurchase the shares issued, to the extent that the option or restricted stock has not vested, at the grantee’s exercise price.

     Ciena believes it is in the best interest of its stockholders, and it is corporate practice, to repurchase shares subject to these award agreements if the closing price of such shares on the Nasdaq Stock Market is greater than the grantee’s exercise price during the 30 day period following separation or termination of employment. At the end of our quarter, 399,309 outstanding shares remained subject to repurchase pursuant to the terms above. This number of shares subject to Ciena repurchase will (i) increase, to extent that holders of equity awards under these plans exercise any options or restricted stock that has not yet vested, and (ii) decrease, as such awards vest pursuant to their terms and Ciena’s repurchase rights lapse.

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

CIENA CORPORATION

Date: March 3, 2005	By:	/s/ Gary B. Smith

Gary B. Smith
President, Chief Executive Officer
and Director
(Duly Authorized Officer)

Date: March 3, 2005	By:	/s/ Joseph R. Chinnici

Joseph R. Chinnici
Senior Vice President, Finance and
Chief Financial Officer
(Principal Finance Officer)