Form 10-Q
period 2005-04-30
CIENA CORP
filed 2005-06-02
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☑ NO ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 31, 2005
Common stock, $.01 par value	576,529,010

CIENA CORPORATION

INDEX

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended April 30,		Six Months Ended April 30,
	2004	2005	2004	2005
Revenues:
Products	$62,422	$91,618	$117,096	$173,918
Services	12,277	12,228	24,017	24,676

Total revenue	74,699	103,846	141,113	198,594

Costs:
Products	56,289	65,843	90,849	126,691
Services	10,188	10,837	21,489	20,506

Total cost of goods sold	66,477	76,680	112,338	147,197

Gross profit	8,222	27,166	28,775	51,397

Operating expenses:
Research and development	46,479	34,766	93,656	68,417
Selling and marketing	25,075	27,201	50,543	53,165
General and administrative	5,992	8,702	13,083	16,198
Stock compensation costs:
Research and development	1,408	842	3,613	1,853
Selling and marketing	415	2,447	933	3,323
General and administrative	79	192	200	352
Amortization of intangible assets	3,395	10,204	6,791	20,615
Restructuring costs	5,185	9,765	8,578	10,890
Long-lived asset impairments	—	(25)	—	159
Recovery of use tax payments	(1,931)	—	(1,931)	—
Recovery of doubtful accounts, net	(2,794)	—	(2,794)	—

Total operating expenses	83,303	94,094	172,672	174,972

Loss from operations	(75,081)	(66,928)	(143,897)	(123,575)
Interest and other income, net	5,614	6,346	13,292	13,022
Interest expense	(6,473)	(6,473)	(13,857)	(12,942)
Gain (loss) on equity investments, net	139	(7,300)	593	(7,278)
Loss on extinguishment of debt	—	—	(8,216)	—

Loss before income taxes	(75,801)	(74,355)	(152,085)	(130,773)
Provision for income taxes	415	452	839	1,029

Net loss	$(76,216)	$(74,807)	$(152,924)	$(131,802)

Basic and diluted loss per common share and dilutive potential common share	$(0.16)	$(0.13)	$(0.32)	$(0.23)

Weighted average basic common and dilutive potential common shares outstanding	475,189	573,569	474,192	572,674

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31,	April 30,
	2004	2005
ASSETS

Current assets:
Cash and cash equivalents	$202,623	$255,822
Short-term investments	753,251	682,766
Accounts receivable, net	45,878	66,482
Inventories, net	47,614	45,489
Prepaid expenses and other	29,906	33,740

Total current assets	1,079,272	1,084,299
Long-term investments	329,704	251,951
Equipment, furniture and fixtures, net	51,252	41,019
Goodwill	408,615	408,615
Other intangible assets, net	208,015	185,466
Other long-term assets	60,196	49,015

Total assets	$2,137,054	$2,020,365

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$31,509	$36,441
Accrued liabilities	76,045	76,732
Restructuring liabilities	16,203	15,638
Unfavorable lease commitments	9,902	9,640
Income taxes payable	3,354	4,169
Deferred revenue	21,566	32,144

Total current liabilities	158,579	174,764
Long-term deferred revenue	16,010	14,446
Long-term restructuring liabilities	65,180	63,002
Long-term unfavorable lease commitments	51,341	46,293
Other long-term obligations	1,522	1,321
Convertible notes payable	690,000	690,000

Total liabilities	982,632	989,826

Commitments and contingencies
Stockholders’ equity:
Preferred stock — par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock — par value $0.01; 980,000,000 shares authorized; 571,656,659 and 575,511,943 shares issued and outstanding as of October 31, 2004 and April 30, 2005, respectively	5,717	5,755
Additional paid-in capital	5,482,175	5,485,257
Deferred stock compensation	(13,761)	(6,554)
Notes receivable from stockholders	(48)	—
Changes in unrealized gains on investments, net	(2,488)	(4,940)
Translation adjustment	(277)	(281)
Accumulated deficit	(4,316,896)	(4,448,698)

Total stockholders’ equity	1,154,422	1,030,539

Total liabilities and stockholders’ equity	$2,137,054	$2,020,365

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended April 30,
	2004	2005
Cash flows from operating activities:
Net loss	$(152,924)	$(131,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Early extinguishment of debt	8,216	—
Amortization of premium on marketable securities	15,868	9,265
Non-cash impairment of long-lived assets	—	159
Non-cash loss on equity investments	—	7,278
Accretion of convertible notes payable	599	—
Depreciation and amortization of leasehold improvements	27,639	16,292
Stock compensation	4,746	5,528
Amortization of intangibles	8,726	22,549
Provision of doubtful accounts	284	—
Provision for inventory excess and obsolescence	1,082	2,695
Provision for warranty and other contractual obligations	4,996	5,802
Other	1,537	1,510
Changes in assets and liabilities:
Accounts receivable	4,723	(20,604)
Inventories	9,456	(570)
Prepaid expenses and other	(7,208)	598
Accounts payable and accrued liabilities	(32,195)	(8,437)
Income taxes payable	956	815
Deferred revenue and other obligations	4,317	9,014

Net cash used in operating activities	(99,182)	(79,908)

Cash flows from investing activities:
Additions to equipment, furniture, fixtures and intellectual property	(13,646)	(6,457)
Proceeds from sale of equipment, furniture and fixtures	—	239
Purchases of available for sale securities	(333,524)	(316,529)
Maturities of available for sale securities	389,877	453,050
Minority equity investments, net	—	(2,043)

Net cash provided by investing activities	42,707	128,260

Cash flows from financing activities:
Net proceeds from other obligations	46	—
Repayment of convertible notes payable	(49,243)	—
Proceeds from issuance of common stock	14,152	4,799
Repayment of notes receivable from stockholders	—	48

Net cash (used in) provided by financing activities	(35,045)	4,847

Net (decrease) increase in cash and cash equivalents	(91,520)	53,199
Cash and cash equivalents at beginning of period	309,665	202,623

Cash and cash equivalents at end of period	$218,145	$255,822

The accompanying notes are an integral part of these consolidated financial statements

CIENA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) INTERIM FINANCIAL STATEMENTS

     The interim financial statements included herein for Ciena Corporation (“Ciena”) have been prepared by Ciena, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments that Ciena considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial position of Ciena at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Ciena believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with Ciena’s audited consolidated financial statements and notes thereto included in Ciena’s annual report on Form 10-K for the fiscal year ended October 31, 2004.

(2) SIGNIFICANT ACCOUNTING POLICIES

Segment Reporting

     Ciena’s operations are organized into the following operating segments for the purpose of making operating decisions and assessing performance: Transport and Switching Group (TSG); Data Networking Group (DNG); Broadband Access Group (BBG); and the Global Network Services Group (GNS).

Goodwill

     Effective November 1, 2001, Ciena adopted Statement of Financial Accounting Standard (“SFAS”) 142, “Goodwill and Other Intangible Assets” and ceased to amortize goodwill. As of April 30, 2005, Ciena’s assets included $408.6 million related to goodwill. Because our operations are organized into operating segments, SFAS 142 requires that we assign goodwill to Ciena’s reporting units. Ciena has determined its operating segments and reporting units are the same. In accordance with SFAS 142, Ciena tests each reporting unit’s goodwill for impairment on an annual basis, and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The following table summarizes the assignment and changes in the carrying amount of Ciena’s goodwill to its reporting units as of April 30, 2005 (in thousands):

	TSG	DNG	BBG	Total
Balance as of October 31, 2004	$147,000	$85,015	$176,600	$408,615
Goodwill acquired	—	—	—	—
Purchase adjustments	—	—	—	—
Impairment losses	—	—	—	—

Balance as of April 30, 2005	$147,000	$85,015	$176,600	$408,615

Impairment or Disposal of Long-lived Assets

     Ciena accounts for the impairment or disposal of long-lived assets such as equipment, furniture, fixtures, and other intangible assets in accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” During the first six months of fiscal 2005, Ciena recorded impairment losses of $0.2 million primarily related to excess research and development test equipment classified as held for sale.

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

     Ciena also has certain other minority equity investments in privately held technology companies. These investments are generally carried at cost as Ciena owns less than 20% of the voting equity and does not have the ability to exercise significant influence over any of these companies. These investments are inherently high risk as the market for technologies or products manufactured by these companies are usually early stage at the time of the investment by Ciena and such markets may never materialize or become significant. Ciena could lose its entire investment in some or all of these companies. Ciena monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. During the six months ended April 30, 2005, Ciena recorded a charge of $7.3 million from a decline in the fair values of certain equity investments that was determined to be other than temporary.

Pro Forma Stock-Based Compensation

     In December 2004, the FASB issued its final standard on accounting for share-based payments, SFAS 123R, “Share-Based Payment,” which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. SFAS 123R becomes effective in the first quarter of fiscal 2006 for Ciena. SFAS 123R permits early adoption for interim or annual periods for which financial statements or interim reports have not been issued. We expect the adoption of SFAS 123R will have a material effect on our financial position and results of operations but will not affect our net cash flows.

     Ciena has elected to continue to account for its stock-based compensation in accordance with the provisions of APB 25 as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)” and will implement SFAS 123R beginning the first quarter of fiscal 2006.

     Had (i) compensation cost for Ciena’s stock option plans and employee stock purchase plan been determined based on the Black-Scholes valuation method; and (ii) the fair value at the grant date for awards in the second quarter and first six months of fiscal 2004 and 2005 been determined consistent with the provisions of SFAS 123, “Accounting for Stock Based Compensation” as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” Ciena’s net loss and net loss per share for the second quarters and the six months ended April 30, 2004 and 2005 would have changed by the pro forma amounts indicated below (in thousands, except per share data):

	Quarter Ended April 30,		Six Months Ended April 30,
	2004	2005	2004	2005
Net loss applicable to common stockholders — as reported	$(76,216)	$(74,807)	$(152,924)	$(131,802)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	13,576	9,617	21,786	21,416
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,902	3,481	4,746	5,528

Net loss applicable to common stockholders — pro forma	$(87,890)	$(80,943)	$(169,964)	$(147,690)

Basic and diluted net loss per share — as reported	$(0.16)	$(0.13)	$(0.32)	$(0.23)

Basic and diluted net loss per share — pro forma	$(0.18)	$(0.14)	$(0.36)	$(0.26)

     The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

(3) RESTRUCTURING COSTS

     Ciena has previously taken actions to align its workforce, facilities and operating costs with business opportunities. Prior to the adoption of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” applicable to transactions initiated after December 31, 2002, Ciena followed the guidance of Emerging Issues Task Force Issue No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” for restructuring charges. However, given the manner in which Ciena undertook such restructuring activities, there have been no significant differences in financial reporting. Ciena historically has committed to a restructuring plan and has incurred the associated liability concurrently – meeting the criteria of both EITF 94-3 and SFAS 146 consistently. The following table displays the activity and balances of the restructuring reserve account for the first six months of fiscal 2005 (in thousands):

	Workforce		Consolidation of
	reduction		excess facilities		Total
Balance at October 31, 2004	$1,446		$79,937		$81,383
Additional reserve recorded	3,080	(a)	311	(b)	3,391
Adjustments to previous estimates	—		7,499	(c)	7,499
Cash Payments	(3,807)		(9,826)		(13,633)

Balance at April 30, 2005	$719		$77,921		$78,640

Current restructuring liabilities	$719		$14,919		$15,638

Non-current restructuring liabilities	$—		$63,002		$63,002

(a)	During the first quarter of fiscal 2005, Ciena recorded a charge of approximately $1.0 million related to a workforce reduction of approximately 21 employees. During the second quarter of fiscal 2005, Ciena recorded a charge of approximately $2.1 million related to a workforce reduction of approximately 53 employees.

(b)	During the first and second quarter of fiscal 2005, Ciena incurred a charge related to certain other costs associated with the closure of our San Jose, CA facility on September 30, 2004.

(c)	During the first quarter of fiscal 2005, Ciena reversed a charge of $0.1 million related to an adjustment to vacated facility cost estimates. During the second quarter of fiscal 2005, Ciena recorded a charge of approximately $7.6 million related to a decrease in estimated future sublease payments for previously restructured facilities.

(4) MARKETABLE DEBT AND EQUITY SECURITIES

     Cash, short-term and long-term investments are comprised of the following (in thousands):

	April 30, 2005
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Corporate bonds	$395,222	$—	$1,759	$393,463
Asset-backed obligations	249,538	—	782	248,756
Commercial paper	—	—	—	—
U.S. government obligations	294,897	—	2,399	292,498
Money market funds	255,822	—	—	255,822

	$1,195,479	$—	$4,940	$1,190,539

Included in cash and cash equivalents	255,822	—	—	255,822
Included in short-term investments	685,888	—	3,122	682,766
Included in long-term investments	253,769	—	1,818	251,951

	$1,195,479	$—	$4,940	$1,190,539

	October 31, 2004
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Corporate bonds	$403,178	$—	$1,059	$402,119
Asset-backed obligations	215,811	—	165	215,646
Commercial paper	17,999	—	4	17,995
U.S. government obligations	448,455	—	1,260	447,195
Money market funds	202,623	—	—	202,623

	$1,288,066	$—	$2,488	$1,285,578

Included in cash and cash equivalents	202,623	—	—	202,623
Included in short-term investments	754,813	—	1,562	753,251
Included in long-term investments	330,630	—	926	329,704

	$1,288,066	$—	$2,488	$1,285,578

     The following table summarizes maturities of debt investments (including restricted investments) at April 30, 2005 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$685,888	$682,766
Due in 1-2 years	253,769	251,951
Due in 2-5 years	—	—

	$939,657	$934,717

(5) ACCOUNTS RECEIVABLE

     As of April 30, 2005, trade accounts receivable, net of allowance for doubtful accounts, included three customers who accounted for 18.2%, 14.6% and 10.3% of net trade accounts receivable, respectively. As of October 31, 2004, trade accounts receivable, net of allowance for doubtful accounts, included three customers who accounted for 24.0%, 12.3% and 11.2% of net trade accounts receivable, respectively.

     Ciena performs ongoing credit evaluations of its customers and generally has not required collateral or other forms of security from its customers. Ciena maintains an allowance for potential losses on a specific identification basis. Ciena’s allowance for doubtful accounts as of October 31, 2004 and April 30, 2005 was $1.0 and $0.7 million, respectively.

(6) INVENTORIES

     Inventories are comprised of the following (in thousands):

	October 31, 2004	April 30, 2005
Raw materials	$19,591	$19,510
Work-in-process	3,833	2,901
Finished goods	46,123	45,214

	69,547	67,625

Reserve for excess and obsolescence	(21,933)	(22,136)

	$47,614	$45,489

     Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the six months ended April 30, 2005, Ciena recorded a provision for inventory reserves of $2.7 million, primarily related to excess inventory due to a change in forecasted sales for certain products. The following is a summary of the change in the reserve for excess inventory and obsolete inventory during the six months ended April 30, 2005 (in thousands):

Inventory Reserve
Reserve balance as of October 31, 2004	$21,933
Provision for excess inventory, net	2,695
Actual inventory scrapped	(2,492)

Reserve balance as of April 30, 2005	$22,136

     During the six months ended April 30, 2004, Ciena recorded a provision for excess inventory of $1.1 million, primarily related to excess inventory due to a change in forecasted sales for certain products. The following is a summary of the change in the reserve for excess and obsolete inventory during the six months ended April 30, 2004 (in thousands):

Inventory Reserve
Reserve balance as of October 31, 2003	$23,093
Provision for excess inventory, net	1,082
Actual inventory scrapped	(4,043)

Reserve balance as of April 30, 2004	$20,132

(7) EQUIPMENT, FURNITURE AND FIXTURES

     Equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,	April 30,
	2004	2005
Equipment, furniture and fixtures	$259,809	$245,613
Leasehold improvements	38,064	34,459

	297,873	280,072
Accumulated depreciation and amortization	(247,336)	(239,378)
Construction-in-progress	715	325

	$51,252	$41,019

     Ciena recorded an impairment of $0.2 million, primarily related to research and development equipment classified as held for sale in the first six months of fiscal 2005. The residual carrying value of these assets is insignificant.

(8) OTHER INTANGIBLE ASSETS

     Other intangible assets are comprised of the following (in thousands):

	October 31, 2004			April 30, 2005
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangible	Amortization	Intangible	Intangible	Amortization	Intangible
Existing technology	$177,704	$(43,076)	$134,628	$177,704	$(57,354)	$120,350
Patents and licenses	46,670	(13,208)	33,462	46,670	(16,213)	30,457
Covenants not to compete, outstanding purchase orders and contracts	54,000	(14,075)	39,925	54,000	(19,341)	34,659

	$278,374		$208,015	$278,374		$185,466

     The aggregate amortization expense of other intangible assets was $8.7 million and $22.5 million for the six months ended April 30, 2004 and 2005, respectively. The following table represents the expected future amortization of other intangible assets as follows (in thousands):

2005 (remaining six months)	$21,242
2006	42,483
2007	42,483
2008	41,273
2009	21,054
Thereafter	16,931

$185,466

(9) OTHER BALANCE SHEET DETAILS

     Other long-term assets (in thousands):

	October 31,	April 30,
	2004	2005
Maintenance spares inventory, net	$18,959	$14,064
Deferred debt issuance costs	9,841	8,327
Investments in privately held companies	21,592	16,356
Other	9,804	10,268

	$60,196	$49,015

     Accrued liabilities (in thousands):

	October 31,	April 30,
	2004	2005
Warranty	$30,189	$28,609
Accrued compensation, payroll related tax and benefits	23,531	24,364
Accrued interest payable	6,469	6,469
Other	15,856	17,290

	$76,045	$76,732

     The following table summarizes the activity in Ciena’s accrued warranty for the six months ended April 30, 2004 and 2005 (in thousands):

Six Months Ended	Beginning				Balance at end
April 30,	Balance	Provisions	Acquisitions	Settlements	of period
2004	$37,380	4,996	—	(8,425)	$33,951
2005	$30,189	5,802	—	(7,382)	$28,609

Deferred revenue (in thousands):

	October 31,	April 30,
	2004	2005
Products	$8,578	$18,469
Services	28,998	28,121

Total deferred revenue	37,576	46,590
Less current portion	(21,566)	(32,144)

Long-term deferred revenue	$16,010	$14,446

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

     On April 29, 2005, the fair market value of the Ciena convertible subordinated notes was $577.9 million. The fair value is based on quoted market price for the notes.

(11) LOSS PER SHARE CALCULATION

     Basic EPS is computed using the weighted average number of common shares outstanding (excluding restricted stock subject to repurchase). Diluted EPS is computed by combining basic EPS with shares underlying stock options, warrants, restricted stock, restricted stock units and Ciena’s 3.75% convertible notes determined using the treasury stock method.

     Weighted average number of common shares underlying stock options, warrants, restricted stock, restricted stock units, and Ciena’s 3.75% convertible notes totaled (i) approximately 34.2 million and 60.1 million during the second quarter of fiscal 2004 and 2005, respectively, and (ii) approximately 33.4 million and 55.0 million during the first six months of fiscal 2004 and 2005, respectively. These shares were not included in the computation of diluted EPS as the effect would be anti-dilutive.

(12) COMPREHENSIVE LOSS

     The components of comprehensive loss for the quarters and six months ended April 30, 2004 and 2005 were as follows (in thousands):

	Quarter Ended April 30,		Six Months Ended April 30,
	2004	2005	2004	2005
Net loss	$(76,216)	$(74,807)	$(152,924)	$(131,802)
Change in unrealized loss on available-for-sale securities, net of tax	(3,257)	(8)	(3,204)	(2,452)
Change in accumulated translation adjustments	(48)	4	(76)	(4)

Total comprehensive loss	$(79,521)	$(74,811)	$(156,204)	$(134,258)

(13) SEGMENT REPORTING

     Ciena’s geographic distribution of revenue for the quarters and six months ended April 30, 2004 and 2005 were as follows (in thousands, except percentage data):

	Quarter Ended April 30,				Six Months Ended April 30,
	2004	%*	2005	%*	2004	%*	2005	%*
Domestic	$58,033	77.7	$80,173	77.2	$95,316	67.5	$158,859	80.0
International	16,666	22.3	23,673	22.8	45,797	32.5	39,735	20.0

Total	$74,699	100.0	$103,846	100.0	$141,113	100.0	$198,594	100.0

*         Denotes % of total revenue

     During the quarters and six months ended April 30, 2004 and 2005, customers who each accounted for at least 10% of Ciena’s revenue during the respective periods were as follows (in thousands, except percentage data):

	Quarter Ended April 30,				Six Months Ended April 30,
	2004	%*	2005	%*	2004	%*	2005	%*
Company A	$24,023	32.2	$11,682	11.2	$27,826	19.7	$24,102	12.2
Company B	N/A	—	N/A	—	14,805	10.5	N/A	—
Company C	N/A	—	16,431	15.8	N/A	—	22,070	11.1
Company D	N/A	—	N/A	—	N/A	—	23,980	12.1
Company E	N/A	—	11,906	11.5	N/A	—	19,937	10.0
Company F	N/A	—	11,113	10.7	N/A	—	N/A	—

Total	$24,023	32.2	$51,132	49.2	$42,631	30.2	$90,089	45.4

N/A	Denotes revenue recognized less than 10% of total revenue for the period

*	Denotes % of total revenue

     The table below (in thousands, except percentage data) sets forth our operating segment revenues for the quarters and six months ended April 30, 2004 and 2005.

	Quarter Ended April 30,				Six Months Ended April 30,
	2004	%*	2005	%*	2004	%*	2005	%*
Revenues:
TSG	$59,221	79.3	$67,557	65.0	$110,395	78.3	$117,997	59.5
DNG	3,201	4.3	4,966	4.8	6,701	4.7	21,545	10.8
BBG	—	—	19,095	18.4	—	—	34,376	17.3
GNS	12,277	16.4	12,228	11.8	24,017	17.0	24,676	12.4

Consolidated revenue	$74,699	100.0	$103,846	100.0	$141,113	100.0	$198,594	100.0

*	Denotes % of total revenue

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

     The table below sets forth our operating segment profit (loss) and the reconciliation to consolidated net loss for the quarters and six months ended April 30, 2004 and 2005.

	Quarter Ended April 30,		Six Months Ended April 30,
	2004	2005	2004	2005
Segment profit (loss):
TSG	$(38,432)	$(9,391)	$(64,104)	$(26,293)
DNG	(3,305)	(2,325)	(7,293)	2,532
BBG	(233)	(599)	(233)	(4,041)
GNS	1,667	677	1,880	2,915

Total segment loss	$(40,303)	$(11,638)	$(69,750)	$(24,887)

Other non-performance items :
Corporate selling and marketing	(21,380)	(23,163)	(44,025)	(45,298)
Corporate general and administrative	(5,992)	(8,702)	(13,083)	(16,198)
Stock compensation costs:
Research and development	(1,408)	(842)	(3,613)	(1,853)
Selling and marketing	(415)	(2,447)	(933)	(3,323)
General and administrative	(79)	(192)	(200)	(352)
Amortization of intangible assets	(3,395)	(10,204)	(6,791)	(20,615)
Restructuring costs	(5,185)	(9,765)	(8,578)	(10,890)
Long-lived asset impairments	—	25	—	(159)
Recovery of sale, export, use tax liability and payments	1,931	—	1,931	—
Benefit for doubtful accounts, net	2,794	—	2,794	—
Accelerated amortization of leasehold	(1,649)	—	(1,649)	—
Interest and other financial charges, net	(720)	(7,427)	(8,188)	(7,198)
Provision for income taxes	(415)	(452)	(839)	(1,029)

Consolidated net loss	$(76,216)	$(74,807)	$(152,924)	$(131,802)

(14) CONTINGENCIES

Litigation

     On October 3, 2000, Stanford University and Litton Systems filed a complaint in the United States District Court for the Central District of California alleging that optical fiber amplifiers incorporated into Ciena’s products infringe U.S. Patent No. 4,859,016 (the “‘016 Patent”). The complaint seeks injunctive relief, royalties and damages. Ciena believes that it has valid defenses to the lawsuit and intends to defend it vigorously. On October 10, 2003, the court stayed the case pending final resolution of matters before the U.S. Patent and Trademark Office (the “PTO”), including a request for and disposition of a reexamination of the ‘016 Patent. On October 16, 2003 and November 2, 2004, the PTO granted reexaminations of the ‘016 Patent, resulting in a continuation of the stay of the case.

     On March 31, 2005, Ciena and Broadwing Corporation, formerly known as Corvis Corporation (“Broadwing”), entered into a settlement of outstanding patent litigation proceedings pending in the United States District Court for the District of Delaware and the United States Court of Appeals for the Federal Circuit. The proceedings arose on July 19, 2004, when Ciena and Ciena Properties, Inc., a wholly owned subsidiary that was merged into Ciena on October 29, 2004, filed a complaint in the United States District Court for the District of Delaware asserting infringement by Broadwing upon certain of Ciena’s patents relating to optical networking communications systems and technology, and requesting damages and injunctive relief. Under the terms of the settlement, the parties agreed to dismiss their respective claims and counterclaims in the action, and Broadwing agreed to pay Ciena $35 million in three equal annual installments, of which $33 million may be used as credits toward the purchase of Ciena equipment and services at market prices. Broadwing must use the credits within 12 months of the date of each annual payment or they will be forfeited, provided that $5.5 million of the final payment may be used as a purchase credit through June 30, 2008.

     As a result of our merger with ONI Systems Corp. in June 2002, we became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of ONI’s common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Ms. Davis have been dismissed from the action without prejudice pursuant to a tolling agreement. In July 2004, following mediated settlement negotiations, the plaintiffs, the issuer defendants (including Ciena), and their insurers entered into a settlement agreement, whereby the plaintiffs’ cases against the issuers are to be dismissed. The plaintiffs and issuer defendants subsequently moved the court for preliminary approval of the settlement agreement, which motion was opposed by the underwriter defendants. On February 15, 2005, the district court granted the motion for preliminary approval of the settlement agreement, subject to certain modifications to the proposed bar order, and directed the parties to submit a revised settlement agreement reflecting its opinion. On May 2, 2005, the parties submitted a revised settlement agreement for the court’s review.

     On January 18, 2005, Ciena filed a complaint in the United States District Court, Eastern District of Texas, Marshall Division against Nortel Networks, Inc., Nortel Networks Corporation and Nortel Networks Limited (collectively, “Nortel”), which complaint was subsequently amended on two occasions. Ciena’s amended complaint charges Nortel with infringement of seven patents related to Ciena’s communications networking systems and technology. Ciena seeks to enjoin Nortel’s infringing activities and recover damages caused by such infringement. On March 14, 2005, Nortel filed an answer to Ciena’s amended complaint and a counterclaim against Ciena, charging Ciena with infringement of seven patents related to Nortel’s communications networking systems and technology, including certain of Nortel’s SONET, ATM and VLAN systems and technology. Nortel’s counterclaim seeks injunctive relief and damages. On April 4, 2005, Ciena filed a reply to Nortel’s counterclaim. On May 12, 2005, Nortel filed a first amended complaint alleging Ciena’s infringement of six additional Nortel patents.

     In addition to the matters described above, we are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material effect on our results of operations, financial position or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Some of the statements contained, or incorporated by reference, in this quarterly report discuss future events or expectations, contain projections of results of operations or financial condition or state other “forward-looking” information. These statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. Ciena’s “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. You should be aware that these statements only reflect our current predictions and beliefs. Actual events or results may differ materially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed throughout this report, particularly under the heading “Risk Factors” below. Investors should review these risk factors and the rest of this quarterly report in combination with the more detailed description of our business in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on December 9, 2004, for a more complete understanding of the risks associated with an investment in Ciena’s Common Stock. Ciena undertakes no obligation to revise or update any forward-looking statements.

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

     The dramatic changes in the market for communications networking equipment over the last several years have required us to make efforts to expand our addressable market, diversify our customer base and broaden our networking solutions portfolio. Our strategy has been based on building from our historical expertise in core networking and positioning Ciena to take advantage of new market opportunities arising as communications service providers, cable operators, governments and enterprises invest in next-generation equipment. We also established as strategic goals increasing our sales to major communications service providers and increasing sales outside the United States. We have sought to achieve these goals through a combination of internal development and acquisitions, and by creating new strategic relationships and distribution arrangements to reach enterprise and government customers.

     We also recognized that expanding our addressable market to increase our revenues would not, by itself, be sufficient to restore Ciena to profitability. Accordingly, while making acquisitions, developing new products internally, expanding our customer base and developing new distribution channels, we have sought to align our workforce, facilities and operating expenses with the market opportunities available to us, balancing investments in research and development with cost controls and prudent cash management. In addition, we have devoted considerable efforts to reducing the cost to produce our products with a view to improving gross margins.

     We believe that the second quarter of fiscal 2005 reflected the effects of some of these efforts. Revenue increased to $103.8 million, representing a 9.6% increase from the first quarter of fiscal 2005 and a 39.0% increase from the second quarter of fiscal 2004. Consistent with our efforts to increase international sales, during the quarter we were selected as a preferred supplier for the optical transmission portion of BT’s 21st Century Network project. This project is based largely on deploying next-generation equipment, and will permit BT to migrate its services from a public switched telephone network to a single, multi-service internet protocol-based network.

     The quarter also reflects progress in the area of gross margins. Our product gross margin increased sequentially to 28.1% from 26.1% in the first quarter of fiscal 2005. The increase was primarily due to favorable product mix during the quarter, but margins also benefited from cost reductions. We continue to focus on aggressive cost reductions across all product lines in order to enable us to compete more effectively in the global marketplace.

     The quarter did not reflect as clearly the effects of our efforts to reduce ongoing operating expenses, which increased 16.3% sequentially from the first quarter. Nevertheless, we continue to take steps to reduce our general and administrative, sales and marketing and research and development costs. We have recently begun to execute our plan to establish a Ciena site in India and intend to pursue additional alternatives to achieve cost reductions, such as off-shoring resources and leveraging strategic relationships. To reduce ongoing operating expenses and better align our resources with market opportunities, in April we effected a headcount reduction of approximately 53 employees in our Raleigh, North Carolina facility, and in May (after the end of the second quarter) we effected a further reduction of approximately 90 employees, most employed in our Kanata, Ontario facility. We expect that the results of these and other steps we are taking will result in significant reductions in ongoing operating expenses in later periods.

     During the first half of fiscal 2005, there was a considerable increase in consolidation activity among U.S. communications service providers. This activity included proposed mergers between Verizon and MCI, and between SBC and AT&T, all of which have been significant customers during prior periods. Mergers of large carriers will have a major impact in shaping the future of the telecommunications industry, our historical customer base for core transport and switching products. These mergers also have the effect of further reducing the number of potential communications service provider customers seeking to purchase networking equipment from vendors and continuing to concentrate customer purchasing power. It is too soon to determine the near-term and long-term effects, if any, that these proposed consolidations will have on our business.

     As of April 30, 2005, Ciena had 1,616 employees, a net reduction of 35 employees from the 1,651 employees on October 31, 2004 and a net reduction of 86 employees from the 1,702 employees on April 30, 2004.

Results of Operations

Three months ended April 30, 2004 compared to three months ended April 30, 2005

Revenue, cost of goods sold and gross profit

     Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees, direct technical support costs, cost of excess and obsolete inventory and overhead related to manufacturing, technical support and engineering, furnishing and installation (“EF&I”) operations.

     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit from the second quarter of fiscal 2004 to the second quarter of fiscal 2005.

	Quarter Ended April 30,
					Increase
	2004	%*	2005	%*	(decrease)	%**
Revenue:
Products	$62,422	83.6	$91,618	88.2	$29,196	46.8
Services	12,277	16.4	12,228	11.8	(49)	(0.4)

Total revenue	$74,699	100.0	$103,846	100.0	$29,147	39.0

Costs:
Products	56,289	75.4	65,843	63.4	9,554	17.0
Services	10,188	13.6	10,837	10.4	649	6.4

Total cost of goods sold	66,477	89.0	76,680	73.8	10,203	15.3

Gross profit	$8,222	11.0	$27,166	26.2	$18,944	230.4

*	Denotes % of total revenue

**	Denotes % change from 2004 to 2005

     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit from the second quarter of fiscal 2004 to the second quarter of fiscal 2005.

	Quarter Ended April 30,
					Increase
	2004	%*	2005	%*	(decrease)	%**
Product revenue	$62,422	100.0	$91,618	100.0	$29,196	46.8
Product cost of goods sold	56,289	90.2	65,843	71.9	9,554	17.0

Product gross profit	$6,133	9.8	$25,775	28.1	$19,642	320.3

*	Denotes % of product revenue

**	Denotes % change from 2004 to 2005

     The table below (in thousands, except percentage data) sets forth the changes in service revenue, service cost of goods sold and service gross profit (loss) from the second quarter of fiscal 2004 to the second quarter of fiscal 2005.

	Quarter Ended April 30,
					Increase
	2004	%*	2005	%*	(decrease)	%**
Service revenue	$12,277	100.0	$12,228	100.0	$(49)	(0.4)
Service cost of goods sold	10,188	83.0	10,837	88.6	649	6.4

Service gross profit	$2,089	17.0	$1,391	11.4	$(698)	(33.4)

*	Denotes % of service revenue

**	Denotes % change from 2004 to 2005

     The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenues from the second quarter of fiscal 2004 to the second quarter of fiscal 2005.

	Quarter Ended April 30,
					Increase
	2004	%*	2005	%*	(decrease)	%**
Domestic	$58,033	77.7	$80,173	77.2	$22,140	38.2
International	16,666	22.3	23,673	22.8	7,007	42.0

Total	$74,699	100.0	$103,846	100.0	$29,147	39.0

*	Denotes % of total revenue

**	Denotes % change from 2004 to 2005

     During the second quarter of fiscal 2004 and second quarter of fiscal 2005, certain customers each accounted for at least 10% of our revenues during the respective periods as follows (in thousands, except percentage data):

	Quarter Ended April 30,
	2004	%*	2005	%*
Company A	$24,023	32.2	$11,682	11.2
Company C	N/A	—	16,431	15.8
Company E	N/A	—	11,906	11.5
Company F	N/A	—	11,113	10.7

Total	$24,023	32.2	$51,132	49.2

N/A Denotes revenue recognized less than 10% of total revenue for the period

*	Denotes % of total revenue

Revenue

•	Product revenue increased from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 due to sales of our broadband access systems obtained from our May 2004 acquisition of Catena Networks, and increased sales of transport and switching products.

•	Domestic revenue increased from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 primarily due to sales of our broadband access systems.

•	International revenue increased from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 primarily due to increased sales of our transport and switching products.

Gross profit

•	Gross profit as a percentage of revenue and gross profit on products as a percentage of product revenue both increased from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 largely due to favorable product mix during the quarter and cost reductions across multiple product lines.

•	Gross profit on services as a percentage of services revenue decreased from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 largely due to lower margin deployment services performed during the second quarter of fiscal 2005.

Operating expenses

     The table below (in thousands, except percentage data) sets forth the changes in operating expenses from the second quarter of fiscal 2004 to the second quarter of fiscal 2005.

	Quarter Ended April 30,
					Increase
	2004	%*	2005	%*	(decrease)	%**
Research and development	$46,479	62.2	$34,766	33.4	$(11,713)	(25.2)
Selling and marketing	25,075	33.6	27,201	26.2	2,126	8.5
General and administrative	5,992	8.0	8,702	8.4	2,710	45.2
Stock compensation costs:
Research and development	1,408	1.9	842	0.8	(566)	(40.2)
Selling and marketing	415	0.6	2,447	2.4	2,032	489.6
General and administrative	79	0.1	192	0.2	113	143.0
Amortization of intangible assets	3,395	4.5	10,204	9.8	6,809	200.6
Restructuring costs	5,185	6.9	9,765	9.4	4,580	88.3
Long-lived asset impairments	—	—	(25)	(0.0)	(25)	(100.0)
Recovery of use tax payments	(1,931)	(2.6)	—	—	1,931	(100.0)
Recovery of doubtful accounts, net	(2,794)	(3.7)	—	—	2,794	(100.0)

Total operating expenses	$83,303	111.5	$94,094	90.6	$10,791	13.0

*	Denotes % of total revenue

**	Denotes % change from 2004 to 2005

•	Research and development expense decreased from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 due to reductions in depreciation expense, consulting fees, facility-related costs, employee-related costs and prototype costs.

•	Selling and marketing expense increased from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 due to increases in tradeshow and marketing activities and higher cost in travel expenditures partially offset by reductions in depreciation expense.

•	General and administrative expense increased from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 primarily due to increases in consulting expense related to Sarbanes-Oxley compliance, expenses related to legal services, and information system costs.

•	Stock compensation costs increased from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 due to the higher level of unvested stock options and restricted stock assumed as part of our various acquisitions. As of April 30, 2005, the balance of deferred stock compensation, presented as a reduction of stockholders’ equity, was $6.6 million. With the adoption of SFAS 123R, we expect our reported stock compensation cost will materially increase beginning in our first quarter of fiscal 2006.

•	Amortization of intangible assets costs increased from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 due to higher amounts of purchased intangible assets, such as developed technology and customer relationships resulting from our acquisitions of Catena Networks and Internet Photonics in May 2004.

•	Restructuring costs incurred during the second quarter of 2005 were related to an adjustment to previously restructured facilities due to the continued excess supply of commercial property and work force reductions of approximately 53 employees. These workforce reductions were taken as part of our efforts to reduce our costs. We expect to incur additional restructuring costs during fiscal 2005.

•	Recovery of use tax payments during the second quarter of fiscal 2004 was due to the resolution of a use tax audit related to assets acquired from ONI.

•	Recovery of doubtful accounts, net during the second quarter of fiscal 2004 was related primarily to the payment of an amount due from a customer, which payment was previously deemed doubtful due to the customer’s financial condition.

Other items

     The table below (in thousands, except percentage data) sets forth the changes in other items from the second quarter of fiscal 2004 to the second quarter of fiscal 2005:

	Quarter Ended April 30,
					Increase
	2004	%*	2005	%*	(decrease)	%**
Interest and other income, net	$5,614	7.5	$6,346	6.1	$732	13.0
Interest expense	$6,473	8.7	$6,473	6.2	$—	0.0
Gain (loss) on equity investments, net	$139	0.2	$(7,300)	(7.0)	$(7,439)	(5,351.8)
Provision for income taxes	$415	0.6	$452	0.4	$37	8.9

*	Denotes % of total revenue

**	Denotes % change from 2004 to 2005

•	Interest and other income, net increased from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 primarily due to higher rates of return on our investments partially offset by the impact of lower cash and investment balances.

•	Interest expense reflects interest expense related to our outstanding 3.75% convertible notes, due February 1, 2008, which carry an aggregate principal amount of $690 million. Interest is payable semi-annually on February 1st and August 1st of each year.

•	Gain (loss) on equity investments, net reflects a loss due to a decline in value of our investments in privately held technology companies that was determined to be other than temporary in the second quarter fiscal 2005.

•	Provision for income taxes for the second quarter of fiscal 2004 and the second quarter of fiscal 2005 was primarily attributable to foreign tax related to Ciena’s foreign operations. We did not record a tax benefit for Ciena’s domestic losses during either period. Ciena will continue to maintain a valuation allowance against certain deferred tax assets until sufficient evidence exists to support its reversal.

Six months ended April 30, 2004 compared to six months ended April 30, 2005

Revenue, cost of goods sold and gross profit

     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit for the six months ended April 30, 2004 and 2005:

	Six Months Ended April 30,
					Increase
	2004	%*	2005	%*	(decrease)	%**
Revenue:
Products	$117,096	83.0	$173,918	87.6	$56,822	48.5
Services	24,017	17.0	24,676	12.4	659	2.7

Total Revenue	$141,113	100.0	$198,594	100.0	$57,481	40.7

Costs:
Products	90,849	64.4	126,691	63.8	35,842	39.5
Services	21,489	15.2	20,506	10.3	(983)	(4.6)

Total cost of goods sold	112,338	79.6	147,197	74.1	34,859	31.0

Gross profit	$28,775	20.4	$51,397	25.9	$22,622	78.6

*	Denotes % of total revenue

**	Denotes % change from 2004 to 2005

     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit for the six months ended April 30, 2004 and 2005:

	Six Months Ended April 30,
					Increase
	2004	%*	2005	%*	(decrease)	%**
Product revenue	$117,096	100.0	$173,918	100.0	$56,822	48.5
Product cost of goods sold	90,849	77.6	126,691	72.8	35,842	39.5

Product gross profit	$26,247	22.4	$47,227	27.2	$20,980	79.9

*	Denotes % of product revenue

**	Denotes % change from 2004 to 2005

     The table below (in thousands, except percentage data) sets forth the changes in service revenue, service cost of goods sold and service gross profit  for the six months ended April 30, 2004 and 2005:

	Six Months Ended April 30,
					Increase
	2004	%*	2005	%*	(decrease)	%**
Service revenue	$24,017	100.0	$24,676	100.0	$659	2.7
Service cost of goods sold	21,489	89.5	20,506	83.1	(983)	(4.6)

Service gross profit	$2,528	10.5	$4,170	16.9	$1,642	65.0

*	Denotes % of service revenue

**	Denotes % change from 2004 to 2005

     The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenues for the six months ended April 30, 2004 and 2005:

	Six Months Ended April 30,
					Increase
	2004	%*	2005	%*	(decrease)	%**
Domestic	$95,316	67.5	$158,859	80.0	$63,543	66.7
International	45,797	32.5	39,735	20.0	(6,062)	(13.2)

Total	$141,113	100.0	$198,594	100.0	$57,481	40.7

*	Denotes % of total revenue

**	Denotes % change from 2004 to 2005

     During for the six months ended April 30, 2004 and 2005, certain customers each accounted for at least 10% of our revenues during the respective periods as follows (in thousands, except percentage data):

	Six Months Ended April 30,
	2004	%*	2005	%*
Company A	$27,826	19.7	$24,102	12.2
Company B	14,805	10.5	N/A	—
Company C	N/A	—	22,070	11.1
Company D	N/A	—	23,980	12.1
Company E	N/A	—	19,937	10.0

Total	$42,631	30.2	$90,089	45.4

N/A Denotes revenue recognized less than 10% of total revenue for the period

*	Denotes % of total revenue

Revenue

•	Product revenue increased from the first six months of fiscal 2004 to the first six months of fiscal 2005 due to sales of broadband access systems obtained from our May 2004 acquisition of Catena Networks, and increased sales of our data networking products and transport and switching products.

•	Service revenue increased from the first six months of fiscal 2004 to the first six months of fiscal 2005 due to an increase in training and managed services partially offset by a decline in deployment services.

•	Domestic revenue increased from the first six months of fiscal 2004 to the first six months of fiscal 2005 primarily due to sales of broadband access systems obtained from our May 2004 acquisition of Catena Networks, and increased sales of our data networking products and transport and switching products.

•	International revenue decreased from the first six months of fiscal 2004 to the first six months of fiscal 2005 primarily due to decreased sales of our core optical switches

Gross profit

•	Gross profit as a percentage of revenue and gross profit on products as a percentage of product revenue both increased from the first six months of fiscal 2004 to the first six months of fiscal 2005 largely due to favorable product mix.

•	Gross profit on services as a percentage of services revenue increased from the first six months of fiscal 2004 to the first six months of fiscal 2005 largely due to reduced service overhead costs.

Operating expenses

     The table below (in thousands, except percentage data) sets forth the changes in operating expenses for the six months ended April 30, 2004 to the six months ended April 30, 2005.

	Six Months Ended April 30,
					Increase
	2004	%*	2005	%*	(decrease)	%**
Research and development	$93,656	66.4	$68,417	34.5	$(25,239)	(26.9)
Selling and marketing	50,543	35.8	53,165	26.8	2,622	5.2
General and administrative	13,083	9.3	16,198	8.2	3,115	23.8
Stock compensation costs:
Research and development	3,613	2.6	1,853	0.9	(1,760)	(48.7)
Selling and marketing	933	0.7	3,323	1.7	2,390	256.2
General and administrative	200	0.1	352	0.2	152	76.0
Amortization of intangible assets	6,791	4.8	20,615	10.4	13,824	203.6
Restructuring costs	8,578	6.1	10,890	5.5	2,312	27.0
Long-lived asset impairments	—	—	159	0.1	159	100.0
Recovery of use tax payments	(1,931)	(1.4)	—	—	1,931	(100.0)
Recovery of doubtful accounts, net	(2,794)	(2.0)	—	—	2,794	(100.0)

Total operating expenses	$172,672	122.4	$174,972	88.1	$2,300	1.3

*	Denotes % of total revenue

**	Denotes % change from 2004 to 2005

•	Research and development expense decreased from the first six months of fiscal 2004 to the first six months of fiscal 2005 due to reductions in depreciation expense, employee-related costs largely related to the closing of our San Jose, CA facility on September 30, 2004, consulting expenditures, facility-related costs and prototype part costs.

•	Selling and marketing expense increased from the first six months of fiscal 2004 to the first six months of fiscal 2005 due to higher costs related to tradeshow and marketing activities and travel related expenditures partially offset by reductions in depreciation expense.

•	General and administrative expense increased from the first six months of fiscal 2004 to the first six months of fiscal 2005 primarily due to increases in consulting expense related to Sarbanes-Oxley compliance, expenses related to legal services, and information system costs.

•	Stock compensation costs increased from the first six months of fiscal 2004 to the first six months of fiscal 2005 due to the higher level of unvested stock options and restricted stock assumed as part of our various acquisitions. As of April 30, 2005, the balance of deferred stock compensation, presented as a reduction of stockholders’ equity, was $6.6 million.

•	Amortization of intangible assets costs increased from the first six months of fiscal 2004 to the first six months of fiscal 2005 due to higher amounts of purchased intangible assets, such as developed technology and customer relationships resulting from our acquisitions of Catena Networks and Internet Photonics in May 2004.

•	Restructuring costs incurred during the first six months of fiscal 2005 were related to work force reductions of approximately 74 employees and an adjustment to previously restructured facilities due to the continued excess supply of commercial property. These workforce reductions were taken as part of our efforts to reduce our costs. We expect to incur additional restructuring costs during fiscal 2005.

•	Long-lived assets impairment charges for the first six months of fiscal 2005 were primarily related to the impairment of research and development equipment, which was classified as held for sale.

•	Recovery of use tax payments during the first six months of fiscal 2004 was due to the resolution of a use tax audit related to assets acquired from ONI.

•	Recovery of doubtful accounts, net during the first six months of fiscal 2004 was related primarily to the payment of an amount due from a customer, which payment was previously deemed doubtful due to the customer’s financial condition.

Other items

The table below (in thousands, except percentage data) sets forth the changes in other items for the six months ended April 30, 2004 to the six months ended April 30, 2005.

	Six Months Ended April 30,
					Increase
	2004	%*	2005	%*	(decrease)	%**
Interest and other income, net	$13,292	9.4	$13,022	6.6	$(270)	(2.0)
Interest expense	$13,857	9.8	$12,942	6.5	$(915)	(6.6)
Gain (loss) on equity investments, net	$593	0.4	$(7,278)	(3.7)	$(7,871)	(1,327.3)
Loss on extinguishment of debt	$8,216	5.8	$—	0.0	$(8,216)	(100.0)
Provision for income taxes	$839	0.6	$1,029	0.5	$190	22.6

*	Denotes % of total revenue

**	Denotes % change from 2004 to 2005

•	Interest and other income, net decreased slightly from the first six months of fiscal 2004 to the first six months of fiscal 2005 primarily because of the impact of lower cash and invested balances partially offset by higher rates of return on investments.

•	Interest expense decreased from the first six months of fiscal 2004 to the first six months of fiscal 2005 due to the decrease in our debt obligations between the two periods resulting from our repurchase of the ONI 5.0% convertible subordinated notes during fiscal 2004.

•	Gain (loss) on equity investments, net reflects a loss due to a decline in value of our investments in privately held technology companies that was determined to be other than temporary in the second quarter fiscal 2005.

•	Loss on extinguishment of debt during the first six months of fiscal 2004 was due to our repurchase of the ONI 5.0% convertible subordinated notes.

•	Provision for income taxes for the first six months of fiscal 2004 and the first six months of fiscal 2005 was primarily attributable to foreign tax related to Ciena’s foreign operations. We did not record a tax benefit for Ciena’s domestic losses during either period. Ciena will continue to maintain a valuation allowance against certain deferred tax assets until sufficient evidence exists to support its reversal.

Summary of Operating Segments

     Three months ended April 30, 2004 compared to three months ended April 30, 2005

     The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenues from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 for our four operating segments: Transport and Switching Group (TSG); Data Networking Group (DNG); Broadband Access Group (BBG); and the Global Networking Services Group (GNS).

	Quarter Ended April 30,
					Increase
	2004	%*	2005	%*	(decrease)	%**
Revenues:
TSG	$59,221	79.3	$67,557	65.0	$8,336	14.1
DNG	3,201	4.3	4,966	4.8	1,765	55.1
BBG	—	—	19,095	18.4	19,095	100.0
GNS	12,277	16.4	12,228	11.8	(49)	(0.4)

Consolidated revenue	$74,699	100.0	$103,846	100.0	$29,147	39.0

*	Denotes % of total revenue

**	Denotes % change from 2004 to 2005

•	TSG revenue increased from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 primarily due to increased sales of core optical switches and our long-haul transport products. Increased TSG revenue for the second quarter of fiscal 2005 also reflects sales of optical Ethernet transport products obtained from our May 2004 acquisition of Internet Photonics.

•	DNG revenue increased from the second quarter of 2004 to the second quarter of 2005 due to increased sales of multiservice edge switching products, primarily in support of new service aggregation and broadband deployments by Verizon and SBC.

•	BBG revenue for the second quarter of fiscal 2005 reflects sales of broadband access systems obtained from our May 2004 acquisition of Catena Networks.

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

     The table below (in thousands, except percentage data) sets forth the changes in our segment profit (loss) and the reconciliation to consolidated net loss for the second quarter of fiscal 2004 to the second quarter of fiscal 2005.

	Quarter Ended April 30,
			Increase
	2004	2005	(decrease)	%**
Segment profit (loss):
TSG	$(38,432)	$(9,391)	$29,041	(75.6)
DNG	(3,305)	(2,325)	980	(29.7)
BBG	(233)	(599)	(366)	157.1
GNS	1,667	677	(990)	(59.4)

Total segment profit (loss)	$(40,303)	$(11,638)	$28,665	(71.1)

Other non-performance items:
Corporate selling and marketing	(21,380)	(23,163)	(1,783)	8.3
Corporate general and administrative	(5,992)	(8,702)	(2,710)	45.2
Stock compensation costs:
Research and development	(1,408)	(842)	566	(40.2)
Selling and marketing	(415)	(2,447)	(2,032)	489.6
General and administrative	(79)	(192)	(113)	143.0
Amortization of intangible assets	(3,395)	(10,204)	(6,809)	200.6
Restructuring costs	(5,185)	(9,765)	(4,580)	88.3
Long-lived asset impairments	—	25	25	100.0

Recovery of sale, export, use tax liability and payments	1,931	—	(1,931)	(100.0)
Benefit for doubtful accounts, net	2,794	—	(2,794)	(100.0)
Accelerated amortization of leasehold	(1,649)	—	1,649	(100.0)
Interest and other financial charges, net	(720)	(7,427)	(6,707)	931.5
Provision for income taxes	(415)	(452)	(37)	8.9

Consolidated net loss	$(76,216)	$(74,807)	$1,409	(1.8)

**	Denotes % change from 2004 to 2005

•	TSG segment loss decreased from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 primarily due to lower research and development costs and improved product gross margin for the segment.

•	DNG segment loss decreased from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 due to increases in revenues, partially offset by higher research and development costs.

•	BBG segment loss increased from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 due to the research and development activities associated with this group, formed from the newly acquired operations of Catena Networks in May 2004.

•	GNS segment profit decreased from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 due to lower margin on deployment services.

Six months ended April 30, 2004 compared to six months ended April 30, 2005

     The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenues for the six months ended April 30, 2004 to the six months ended April 30, 2005 for our four operating segments

	Six Months Ended April 30,
					Increase
	2004	%*	2005	%*	(decrease)	%**
Revenues:
TSG	$110,395	78.3	$117,997	59.5	$7,602	6.9
DNG	6,701	4.7	21,545	10.8	14,844	221.5
BBG	—	—	34,376	17.3	34,376	100.0
GNS	24,017	17.0	24,676	12.4	659	2.7

Consolidated revenue	$141,113	100.0	$198,594	100.0	$57,481	40.7

*	Denotes % of total revenue

**	Denotes % change from 2004 to 2005

•	TSG revenue increased from the first six months of fiscal 2004 to the first six months of fiscal 2005 due to increased sales of long haul transport products and sales of our optical Ethernet transport products obtained from our May 2004 acquisition of Internet Photonics.

•	DNG revenue increased from the first six months of 2004 to the first six months of fiscal 2005 due to increased sales of multiservice edge switching products, primarily in support of new service aggregation and broadband deployments at Verizon during the first fiscal quarter of 2005.

•	BBG revenue for the first six months of fiscal 2005 reflects sales of broadband access systems obtained from our May 2004 acquisition of Catena Networks.

•	GNS revenue increased from the first six months of fiscal 2004 to the first six months of fiscal 2005 due to an increase in training and managed services partially offset by a decline in deployment services.

     The table below (in thousands, except percentage data) sets forth the changes in our segment profit (loss) and the reconciliation to consolidated net loss for the six months ended April 30, 2004 to six months ended April 30, 2005.

	Six Months Ended April 30,
			Increase
	2004	2005	(decrease)	%**
Segment profit (loss):
TSG	$(64,104)	$(26,293)	$37,811	(59.0)
DNG	(7,293)	2,532	9,825	(134.7)
BBG	(233)	(4,041)	(3,808)	1,634.3
GNS	1,880	2,915	1,035	55.1

Total segment profit (loss)	$(69,750)	$(24,887)	$44,863	(64.3)

Other non-performance items:
Corporate selling and marketing	(44,025)	(45,298)	(1,273)	2.9
Corporate general and administrative	(13,083)	(16,198)	(3,115)	23.8
Stock compensation costs:
Research and development	(3,613)	(1,853)	1,760	(48.7)
Selling and marketing	(933)	(3,323)	(2,390)	256.2
General and administrative	(200)	(352)	(152)	76.0
Amortization of intangible assets	(6,791)	(20,615)	(13,824)	203.6
Restructuring costs	(8,578)	(10,890)	(2,312)	27.0
Long-lived asset impairments	—	(159)	(159)	100.0
Recovery of sale, export, use tax liability and payments	1,931	—	(1,931)	(100.0)
Benefit for doubtful accounts, net	2,794	—	(2,794)	(100.0)
Accelerated amortization of leasehold	(1,649)	—	1,649	(100.0)
Interest and other financial charges, net	(8,188)	(7,198)	990	(12.1)
Provision for income taxes	(839)	(1,029)	(190)	22.6

Consolidated net loss	$(152,924)	$(131,802)	$21,122	(13.8)

**	Denotes % change from 2004 to 2005

•	TSG segment loss decreased from the first six months of fiscal 2004 to the first six months of fiscal 2005 primarily due to lower research and development costs and improved product gross margin for the segment.

•	DNG segment profit increased from the first six months of fiscal 2004 to the first six months of fiscal 2005 due to increases in revenues and gross margins, partially offset by higher research and development costs.

•	BBG segment loss increased from the first six months of fiscal 2004 to the first six months of fiscal 2005 due to the research and development activities associated with this group, formed from the newly acquired operations of Catena Networks in May 2004.

•	GNS segment profit increased from the first six months of fiscal 2004 to the first six months of fiscal 2005 due to reduced service overhead costs.

Liquidity and Capital Resources

     Ciena’s principal source of liquidity is its cash and cash equivalents, and short-term and long-term investments. At April 30, 2005, we had $255.8 million in cash and cash equivalents, and $934.7 million in short-term and long-term investments. Our investment portfolio consists primarily of fixed-income securities, with maturities of two years or less, diversified among industries and individual issuers. Our investments are generally liquid, investment grade securities.

     Ciena’s operating activities consumed $99.2 million and $79.9 million net cash during the first six months of fiscal 2004 and 2005, respectively. The primary reason for operating cash consumption was the net loss incurred during the periods.

     Our investing activities provided net cash of $42.7 million and $128.3 million during the first six months of fiscal 2004 and 2005, respectively. Investment activities included the net redemption of $56.4 million and $136.5 million of short and long-term investments during the first six months of fiscal 2004 and fiscal 2005, respectively.

     Cash used in financing activities was $35.0 million during the first six months of fiscal 2004. The primary use of cash in financing activities during the first six months of fiscal 2004 was related to the purchase of the remaining $48.2 million in outstanding in ONI convertible subordinated notes. We paid $49.2 million for the notes and fees related to the purchase. Also during the first six months of fiscal 2004, we received $14.2 million from the exercise of employee options and the sale of stock pursuant to the employee stock purchase plan. During the first six months of fiscal 2005, we received $4.8 million from financing activities primarily related to the exercise of employee options and the sale of stock pursuant to our employee stock purchase plan.

     Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, investment requirements, commitments, and other liquidity requirements associated with our existing operations through at least the next 12 months.

Contractual Obligations

     The following is a summary of our future minimum payments under contractual obligations as of April 30, 2005 (in thousands):

		Less than	One to three	Three to five
	Total	one year	years	years	Thereafter
Convertible notes (1)	$767,625	$25,875	$741,750	$—	$—
Operating leases	206,190	37,853	64,748	54,041	49,548
Purchase obligations (2)	70,830	70,830	—	—	—

Total	$1,044,645	$134,558	$806,498	$54,041	$49,548

(1)	Our 3.75% convertible notes have an aggregate principal amount of $690 million, due February 1, 2008. Interest is payable on February 1st and August 1st of each year.

(2)	Purchase commitments related to amounts we are obligated to pay to our contract manufacturers and component suppliers for inventory.

     Some of our commercial commitments, including some of the future minimum payments set forth above, are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of April 30, 2005 (in thousands):

		Less than	One to	Three to
	Total	one year	three years	five years	Thereafter
Standby letters of credit	$16,001	$13,744	$2,257	$—	$—

Off-Balance Sheet Arrangements

     Ciena does not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements requires Ciena to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we reevaluate our estimates, including those related to bad debts, inventories, investments, intangible assets, goodwill, income taxes, warranty obligations, restructuring, and contingencies and litigation. Ciena bases its estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Among other things, these estimates form the basis for judgments about the carrying values of assts and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the second quarter of fiscal 2005, reevaluation of certain estimates led to the effects described below.

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

Reserve for Inventory Obsolescence

     Ciena writes down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the first six months of fiscal 2005, we recorded a charge of $2.7 million primarily related to excess inventory due to a change in forecasted sales for certain products. If actual market conditions differ from those we have assumed, we may be required to take additional inventory write-downs or benefits.

Restructuring

     As part of its restructuring costs, Ciena provides for the estimated cost of the net lease expense for facilities that are no longer being used. The provision is equal to the fair value of the minimum future lease payments offset by the fair value of the estimated sublease payments. Due to the continued excess supply of commercial properties in certain markets where our unused facilities are located, we have reduced our estimate of the total future sublease payments we will receive. As a result, we recorded an additional restructuring cost of $7.5 million in the first six months of fiscal 2005. As of April 30, 2005, Ciena’s accrued restructuring liability related to net lease expense and other related charges was $77.9 million. The total minimum lease payments for these restructured facilities are $106.5 million. These lease payments will be made over the lives of our leases, which range from three months to fourteen years. If actual market conditions are less favorable than those we have projected, we may be required to recognize additional restructuring costs associated with these facilities.

Goodwill

     At April 30, 2005, Ciena’s consolidated balance sheet included $408.6 million in goodwill. Due to Ciena’s reorganization into operating segments, SFAS 142 requires that we assign goodwill to Ciena’s reporting units. Ciena has determined its operating segments and reporting units are the same. In accordance with SFAS 142 Ciena tests each reporting unit’s goodwill for impairment on an annual basis, and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. Based on the operating results, forecasts, and business factors with the segments, Ciena recorded an impairment loss of $371.7 million in the fourth quarter of fiscal 2004. If actual market conditions differ or forecasts change at the time of our annual assessment in fiscal 2005 or in periods prior to our annual assessment, we may be required to record additional goodwill impairment charges.

Intangible Assets

     As of April 30, 2005, Ciena’s consolidated balance sheet included $185.5 million in other intangible assets, net. We account for the impairment or disposal of long-lived assets such as equipment, furniture, fixtures, and other intangible assets in accordance with the provisions of SFAS 144. In accordance with SFAS 144, Ciena tests each intangible asset for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. Management does not believe that events or changes in circumstances have occurred during the first six months of fiscal 2005 that would indicate that our intangible asset carrying amounts may not be recoverable. If actual market conditions differ or forecasts change Ciena may be required to record impairment charges in future periods.

Investments

     As of April 30, 2005 Ciena’s investments in privately held technology companies was $16.4 million. These investments are generally carried at cost as Ciena owns less than 20% of the voting equity and does not have the ability to exercise significant influence over any of these companies. These investments are inherently high risk as the market for technologies or products manufactured by these companies are usually early stage at the time of the investment by Ciena and such markets may never materialize or become significant. Ciena could lose its entire investment in some or all of these companies. Ciena monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. Ciena recorded a charge of $7.3 million during the second quarter of fiscal 2005, from a decline in the fair values of certain equity investments that were determined to be other than temporary. If actual market conditions differ, Ciena may be required to record an additional charge in future periods.

Deferred Tax Valuation Allowance

     As of April 30, 2005, Ciena has recorded a valuation allowance of $1.1 billion against our gross deferred tax assets of $1.1 billion. We calculated the valuation allowance in accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Positive evidence, such as operating results during the most recent three-year period, is given more weight because, due to our current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred assets will be achieved. Our results over the most recent three-year period were heavily affected by our recent business restructuring activities. Our cumulative loss in the most recent three-year period represents sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

Risk Factors

     Investing in our securities involves a high degree of risk. In addition to the other information contained in this report, you should consider the following risk factors before investing in our securities.

Our business and results of operations could continue to be adversely affected by conditions in the communications industry.

     The last few years have seen substantial changes in the communications industry. Many of our customers and potential customers, including communications service providers that have historically provided a significant portion of our sales, have confronted static or declining revenue. Many existing or potential customers have experienced significant financial distress or withdrawn from segments of the business, and some have gone out of business. These factors have adversely affected our revenue and operating results.

     More recently, several large communications service providers have announced merger transactions. These include proposed mergers between Verizon and MCI, and between SBC and AT&T, all of which have been significant customers during prior periods. These mergers will have a major impact on the future of the telecommunications industry. They will increase concentration of purchasing power among a few large service providers and may result in delays in, or the curtailment of, investments in communications networks, as a result of changes in strategy, network overlap or cost reduction efforts.

     The impact of the market factors above may continue to affect our business and results of operations, in several meaningful ways:

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

     The markets in which we compete for sales of networking equipment, software and services are extremely competitive, particularly the market for sales to communications service providers. Competition in these markets is based on price, functionality, manufacturing capability, installation, services, scalability and the ability of products and services to meet customers’ network requirements. A small number of very large companies have historically dominated the communications networking equipment industry. Our industry has also increasingly experienced competition from low-cost producers in Asia. Many of our competitors have substantially greater financial, technical and marketing resources, greater manufacturing capacity and better established relationships with incumbent carriers and other potential customers than Ciena. Recently, there has been speculation of consolidation among networking equipment providers, which, if it occurred, could cause some competitors to grow even larger and more powerful.

     We also compete with a number of smaller companies that provide significant competition for a specific product or market. These competitors often base their products on the latest available technologies. They may achieve commercial availability of their products more quickly and may be more attractive to customers due to the narrower focus of their efforts.

     Increased competition in our markets has resulted in aggressive business tactics, including:

•	intense price competition;

•	discounting resulting from sales of used equipment or inventory that a competitor has written down or written off;

•	early announcements of competing products and extensive marketing efforts;

•	“one-stop shopping” options;

•	competitors offering to repurchase Ciena equipment from existing customers;

•	customer financing assistance;

•	marketing and advertising assistance; and

•	intellectual property assertions and disputes.

     The tactics described above can be particularly effective in an increasingly concentrated base of potential customers such as communications service providers. Our inability to compete successfully in our markets would harm our business, financial condition and results of operations.

We expect gross margin to fluctuate, and our product gross margins may be adversely affected by a number of factors.

     Our gross margin fluctuates from period to period and our product gross margins may continue to be adversely affected by numerous factors, including:

•	increased price competition, including competition from low-cost producers in Asia;

•	the mix in any period of higher and lower margin products and services;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our products;

•	our ability to reduce product manufacturing costs;

•	introduction of new products, with initial sales at relatively small volumes with resulting higher production costs; and

•	increased service, installation, warranty or repair costs.

We expect product gross margin to continue to fluctuate on a quarterly basis. Fluctuations in product gross margin may make it difficult to manage our business and attain profitability.

Our revenue and operating results can fluctuate unpredictably from quarter to quarter.

     Current market conditions cause our revenue to fluctuate and make it difficult to make reliable estimates of future revenue. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our budgeted expense levels depend in part on our expectations of long-term future revenue. Any substantial adjustment to expenses to account for lower levels of revenue is difficult and takes time. Consequently, if our revenue declines, our levels of inventory, operating expense and general overhead would be high relative to revenue, resulting in additional operating losses.

     Other factors contribute to fluctuations in our revenue and operating results, including:

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

Our business and results of operations are affected by the competitive pressures faced by our existing and potential communications service provider customers.

     Traditional communications service providers are under increasing competitive pressure from providers within their industry and other participants that offer, or seek to offer, overlapping or similar services. These pressures are likely to continue to cause communications service providers to seek to minimize the costs of the equipment that they buy. These competitive pressures may result in pricing becoming a more important factor in customer purchasing decisions. Increased focus on pricing may favor low-cost communications equipment vendors in Asia and larger competitors that can spread the effect of price discounts across a broader offering of products and services and across a larger customer base. These pressures may harm our competitive position and adversely affect our business and results of operations.

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

     Our future success will depend on our ability to increase our sales to existing and new communications service provider customers, particularly overseas. Many of our competitors have long-standing relationships with such customers, which can pose significant obstacles to our sales efforts. In addition, sales to large communications service providers typically involve lengthy sales cycles, extensive product testing and network certification, and protracted or difficult contract negotiations. Communications service providers may insist upon terms and conditions, including terms that negatively impact the timing of revenue recognition, that we deem too onerous or not in Ciena’s best interest. As a result of the obstacles above, we may incur substantial expenses and devote time and resources to potential relationships that never materialize or meet our expectations. Our business and revenues will suffer if we are unable to increase our sales to large communications service providers.

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

     In order to be successful, we must balance our initiatives to reduce our operating costs against the need to keep pace with technological advances. The market for communications networking equipment, software and services is characterized by rapid technological change, frequent introductions of new products, and recurring changes in customer requirements. To succeed, we must continue to develop new products and new features for existing products that meet customer requirements and market demand. In addition, we must be able to identify and gain access to new technologies as our market segments evolve. Because our market segments are constantly evolving, we may allocate development resources toward products or technologies for which market demand is lower than anticipated. Managing our efforts to keep pace with new technologies and reduce operating expense is difficult and there is no assurance that we will be successful.

We may be required to take further write-downs of goodwill.

     As of April 30, 2005, we had $408.6 million of goodwill on our balance sheet. This amount primarily represents the remaining excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At April 30, 2005, goodwill represented approximately 20.2% of our total assets. During the fourth quarter of 2004, we incurred a goodwill impairment charge of approximately $371.7 million. If we are required to record additional impairment charges related to goodwill and other intangible assets, such charges would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our earnings per share or net loss per share would be adversely impacted in such period.

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

     Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. This is likely to become an increasingly important issue as we expand our operations and product development into countries that provide a lower level of intellectual property protection. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps that we are taking will prevent unauthorized use of our technology. If competitors are able to use our technology, our ability to compete effectively could be harmed.

     In recent years, we have filed suit to enforce our intellectual property rights and have been subject to several claims of patent infringement, including our pending patent litigation with Nortel Networks. We may become involved in additional disputes in the future. Such lawsuits can be costly, may significantly divert the time and attention of our personnel and may result in counterclaims of infringement. In some cases, we have been required us to pay the patent holders substantial sums or enter into license agreements requiring ongoing royalty payments in order to resolve these matters. The frequency of assertions of patent infringement is increasing as patent holders use such actions as a competitive tactic as well as to seek alternative sources of revenue. If we are sued for infringement and are unsuccessful in defending the suit, we could be subject to significant damages, and our business and results of operations could be adversely affected.

We must appropriately manage our relationships with electronic manufacturing service (EMS) providers responsible for the manufacturing of our products in order to ensure that our product requirements are met timely and effectively.

     We rely on EMS providers to perform the majority of the manufacturing operations for our products. The qualification of these providers is an expensive and time-consuming process, and these contract manufacturers build product for other companies, including our competitors. In addition, we do not have contracts in place with some of these providers. We may not be able to effectively manage our relationships with our EMS providers, and we cannot be certain that they will be able to fill our orders in a timely manner. If we underestimate our future product requirements, the EMS providers may not have enough product to meet our customer requirements, and this could result in delays in the shipment of our products which could harm our business. If we overestimate product requirements, we may have to write off excess inventory. In addition, because EMS providers are subject to many of the same risks as equipment vendors serving the communications industry, many EMS providers have experienced their own financial difficulties, which may affect their ability to obtain components and to timely deliver products to Ciena or to end users through direct order fulfillment.

     We are constantly reviewing our manufacturing capability, including the work of our EMS providers, to ensure that our production requirements are met in terms of cost, capacity, quality and reliability. Periodically, we may decide to transfer the manufacturing of a product from one EMS provider to another, to better meet our production needs. It is possible that we may not effectively manage this transition or the new contract manufacturer may not perform as well as expected and, as a result, we may not be able to fill orders in a timely manner, which could harm our business.

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

Our efforts to offshore certain resources and operations to India may not be successful and may expose us to unanticipated costs or liabilities.

     In order to reduce ongoing operating expenses and maximize our resources, we have begun to execute our plan to establish a Ciena site in India. We have limited experience in offshoring our business functions and there is no assurance that our plan will enable us to achieve meaningful cost reductions or greater resource efficiency. Further, offshoring to India involves significant risks, including:

•	misappropriation of intellectual property or confidential information, including information that is proprietary to Ciena, its customers and other third parties;

•	heightened exposure to changes in the economic, security and political conditions of India;

•	currency exchange and tax risks associated with offshore operations; and

•	results that do not meet our requirements because of language, cultural or other differences associated with international operations, resulting in errors or delays.

Difficulties resulting from the factors above and other risks associated with offshoring could impair our development efforts, harm our competitive position and damage our reputation with existing and potential customers. These factors could also cause us to incur substantial unanticipated costs or expose us to unforeseen liabilities.

The steps that we are taking to restructure and reduce the size of our operations could disrupt our business.

     We regularly review our operations to ensure that our business resources are aligned with market opportunities. We have taken several steps, including reductions in force, dispositions of assets and office closures, and internal reorganization of our sales and engineering functions to reduce the size and cost of our operations and to better match our resources with our market opportunities. During the next six to twelve months we expect to continue to take steps to reduce our operating expenses. These efforts could be disruptive to our business. These decisions often result in the recording of accounting charges, such as inventory and technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from resellers or users of discontinued products. If we are required to take a substantial charge, our earnings per share or net loss per share would be adversely impacted in such period. If we cannot manage our cost reduction and restructuring efforts effectively, our business, results of operations and financial condition could be harmed.

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

Failure to achieve and maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price.

     Beginning with our annual report for our fiscal year ended October 31, 2005, Section 404 of the Sarbanes-Oxley Act of 2002 will require Ciena to include a report by our management on our internal control over financial reporting. Such report must contain an assessment by management of the effectiveness of our internal control over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal controls.

     In order to achieve timely compliance with Section 404, in fiscal 2004 we began a process to document and evaluate our internal control over financial reporting. Our efforts to comply with Section 404 have resulted in, and are likely to continue to result in, significant costs, the commitment of time and operational resources and the diversion of management’s attention. If our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective as of October 31, 2005 (or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s assessment of the effectiveness of internal control over financial reporting or on the effectiveness of our internal control over financial reporting), our business may be harmed. Market perception of our financial condition and the trading price of our stock may be adversely affected and customer perception of our business may suffer.

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

     Interest Rate Sensitivity. Ciena maintains a short-term and long-term investment portfolio. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at April 30, 2005, the fair value of the portfolio would decline by approximately $59.2 million.

     Foreign Currency Exchange Risk. As a global concern, Ciena faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on Ciena’s financial results. Historically Ciena’s primary exposures have been related to non-dollar denominated operating expenses in Europe and Asia where Ciena sells primarily in U.S. dollars. Ciena is prepared to hedge against fluctuations in foreign currency if this exposure becomes material. As of April 30, 2005, the assets and liabilities of

Ciena related to non-dollar denominated currencies were not material. Therefore, we do not expect an increase or decrease of 10% in the foreign exchange rate would have a material impact on Ciena’s financial position.

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

     On March 31, 2005, Ciena and Broadwing Corporation, formerly known as Corvis Corporation (“Broadwing”), entered into a settlement of outstanding patent litigation proceedings pending in the United States District Court for the District of Delaware and the United States Court of Appeals for the Federal Circuit. The proceedings arose on July 19, 2004, when Ciena and Ciena Properties, Inc., a wholly owned subsidiary that was merged into Ciena on October 29, 2004, filed a complaint in the United States District Court for the District of Delaware asserting infringement by Broadwing upon certain of Ciena’s patents relating to optical networking communications systems and technology, and requesting damages and injunctive relief. Under the terms of the settlement, the parties agreed to dismiss their respective claims and counterclaims in the action, and Broadwing agreed to pay Ciena $35 million in three equal annual installments, of which $33 million may be used as credits toward the purchase of Ciena equipment and services at market prices. Broadwing must use the credits within 12 months of the date of each annual payment or they will be forfeited, provided that $5.5 million of the final payment may be used as a purchase credit through June 30, 2008.

     As a result of our merger with ONI Systems Corp. in June 2002, we became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of ONI’s common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Ms. Davis have been dismissed from the action without prejudice pursuant to a tolling agreement. In July 2004, following mediated settlement negotiations, the plaintiffs, the issuer defendants (including Ciena), and their insurers entered into a settlement agreement, whereby the plaintiffs’ cases against the issuers are to be dismissed. The plaintiffs and issuer defendants subsequently moved the court for preliminary approval of the settlement agreement, which motion was opposed by the underwriter defendants. On February 15, 2005, the district court granted the motion for preliminary approval of the settlement agreement, subject to certain modifications to the proposed bar order, and directed the parties to submit a revised settlement agreement reflecting its opinion. On May 2, 2005, the parties submitted a revised settlement agreement for the court’s review.

     On January 18, 2005, Ciena filed a complaint in the United States District Court, Eastern District of Texas, Marshall Division against Nortel Networks, Inc., Nortel Networks Corporation and Nortel Networks Limited (collectively, “Nortel”), which complaint was subsequently amended on two occasions. Ciena’s amended complaint charges Nortel with infringement of seven patents related to Ciena’s communications networking systems and technology. Ciena seeks to enjoin Nortel’s infringing activities and recover damages caused by such infringement. On March 14, 2005, Nortel filed an answer to Ciena’s amended complaint and a counterclaim against Ciena, charging Ciena with infringement of seven patents related to Nortel’s communications networking systems and technology, including certain of Nortel’s SONET, ATM and VLAN systems and technology. Nortel’s counterclaim seeks injunctive relief and damages. On April 4, 2005, Ciena filed a reply to Nortel’s counterclaim. On May 12, 2005, Nortel filed a first amended complaint alleging Ciena’s infringement of six additional Nortel patents.

     In addition to the matters described above, we are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material effect on our results of operations, financial position or cash flows.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) — (d) Not applicable

(e) The following table provides information with respect to any purchase made by or on behalf of Ciena, or any “affiliated purchaser” as defined in 17 C.F.R. § 240.10b-18(a)(3), of shares of any class of equity securities registered by Ciena pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

(d)
Maximum
			(c)	number (or
			Total number of	appropriate
			shares	dollar value) of
		(b)	purchased as	shares that may
	(a)	Average	part of publicly	yet be
	Total number of	price	announced	purchased under
	shares	paid per	plans or	the plans or
Period	purchased	share	programs (1)	programs
January 30, 2005 through February 26, 2005	7,989	$0.0137	7,989	*
February 27, 2005 through March 26, 2005	84,035	$0.1121	84,035	*
March 27, 2005 through April 30, 2005	—	—	—	*
Total	92,024	$0.1035	92,024	*

*	Not applicable. See description of repurchase activity below.

(1)	As initially disclosed in our Form 10-Q for the first quarter of fiscal 2005, Ciena does not repurchase its shares in open market transactions. The repurchase activity in the table above consists solely of Ciena’s repurchase of outstanding shares in private transactions with certain former employees. Pursuant to the terms of equity compensation plans and certain award agreements that Ciena assumed in connection with its acquisitions of WaveSmith Networks and Catena Networks, employees may exercise stock options or restricted stock prior to vesting. Under these plans, upon the employee’s termination of employment, Ciena is granted the right to repurchase the shares issued, to the extent that the option or restricted stock has not vested, at the grantee’s exercise price.

Ciena believes it is in the best interest of its stockholders, and it is corporate practice, to repurchase shares subject to these award agreements if the closing price of such shares on the Nasdaq Stock Market is greater than the grantee’s exercise price during the 30 day period following separation or termination of employment. At the end of our second quarter of fiscal 2005, 181,849 outstanding shares remained subject to repurchase pursuant to the terms above. This number of shares subject to Ciena repurchase will (i) increase, to extent that holders of equity awards under these plans exercise any options or restricted stock that has not yet vested, and (ii) decrease, as such awards vest pursuant to their terms and Ciena’s repurchase rights lapse.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of matters to a Vote of Security Holders

     Ciena’s annual meeting of stockholders was held on March 16, 2005. At the annual meeting, Ciena stockholders voted on the following matters:

	For	Withheld
1. Election to the Board of Directors of Class II Directors
Harvey B. Cash	450,245,857	50,284,770
Judith M. O’Brien	448,419,527	52,111,100
Gary B. Smith	486,073,380	14,457,246

     In addition, the following directors continued to hold office after the annual meeting: Stephen P. Bradley, Ph.D., Don H. Davis, Jr., Lawton W. Fitt, Patrick H. Nettles, Ph.D., Michael J. Rowny and Gerald H. Taylor. John R. Dillon resigned from Ciena’s Board of Directors effective as of February 16, 2005.

	For	Against	Abstain	Broker Non-Votes
2. Amendment to 2003 Employee Stock Purchase Plan to increase the number of shares available for issuance to 25 million and as described in Ciena’s proxy statement	192,257,322	74,008,924	3,980,609	230,283,772

	For	Against	Abstain
3. Ratification of the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for fiscal year 2005	484,440,996	11,464,074	4,625,557

Item 5. Other Information

     Not applicable.

Item 6. Exhibits

Exhibit	Description
10.1	2003 Employee Stock Purchase Plan, as Amended March 16, 2005 (incorporated by reference to Ciena’s Current Report on Form 8-K dated March 18, 2005)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIENA CORPORATION
Date: June 2, 2005	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date: June 2, 2005	By:	/s/ Joseph R. Chinnici
Joseph R. Chinnici
Senior Vice President, Finance and Chief Financial Officer (Principal Finance Officer)