Form 10-Q
period 2005-07-31
CIENA CORP
filed 2005-09-01
CIK 936395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 0-21969
Ciena Corporation
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization)	23-2725311 (I.R.S. Employer Identification No.)

1201 Winterson Road, Linthicum, MD (Address of Principal Executive Offices)	21090 (Zip Code)
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☑ NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 30, 2005

Common stock, $.01 par value	577,963,967

CIENA CORPORATION
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CIENA CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended July 31,		Nine Months Ended July 31,
	2004	2005	2004	2005
Revenues:
Products	$64,340	$97,448	$181,436	$271,366
Services	11,249	13,032	35,266	37,708

Total revenue	75,589	110,480	216,702	309,074

Costs:
Products	48,069	62,756	138,918	189,447
Services	8,723	10,095	30,212	30,601

Total cost of goods sold	56,792	72,851	169,130	220,048

Gross profit	18,797	37,629	47,572	89,026

Operating expenses:
Research and development	57,762	32,619	151,418	101,036
Selling and marketing	29,468	29,275	80,011	82,440
General and administrative	6,969	9,340	20,052	25,538
Stock compensation costs:
Research and development	1,860	2,195	5,473	4,048
Selling and marketing	1,214	934	2,147	4,257
General and administrative	879	153	1,079	505
Amortization of intangible assets	12,667	9,653	19,458	30,268
In-process research and development	30,200	—	30,200	—
Restructuring costs	13,547	4,355	22,125	15,245
Long-lived asset impairments	7,217	(25)	7,217	134
Recovery of sale, export, use tax liabilities and payments	(3,457)	—	(5,388)	—
Provision for (recovery of) doubtful accounts, net	—	2,604	(2,794)	2,604

Total operating expenses	158,326	91,103	330,998	266,075

Loss from operations	(139,529)	(53,474)	(283,426)	(177,049)
Interest and other income, net	4,936	6,765	18,228	19,787
Interest expense	(6,469)	(6,406)	(20,326)	(19,348)
Gain (loss) on equity investments, net	(200)	(1,708)	393	(8,986)
Gain (loss) on extinguishment of debt	—	3,882	(8,216)	3,882

Loss before income taxes	(141,262)	(50,941)	(293,347)	(181,714)
Provision for income taxes	205	86	1,044	1,115

Net loss	$(141,467)	$(51,027)	$(294,391)	$(182,829)

Basic and diluted loss per common share and dilutive potential common share	$(0.25)	$(0.09)	$(0.58)	$(0.32)

Weighted average basic common and dilutive potential common shares outstanding	566,234	576,331	504,812	573,939

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31,	July 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$202,623	$313,569
Short-term investments	753,251	602,888
Accounts receivable, net	45,878	70,622
Inventories, net	47,614	51,447
Prepaid expenses and other	29,906	30,361

Total current assets	1,079,272	1,068,887
Long-term investments	329,704	200,188
Equipment, furniture and fixtures, net	51,252	32,984
Goodwill	408,615	408,615
Other intangible assets, net	208,015	174,845
Other long-term assets	60,196	37,955

Total assets	$2,137,054	$1,923,474

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$31,509	$43,025
Accrued liabilities	76,045	72,541
Restructuring liabilities	16,203	15,201
Unfavorable lease commitments	9,902	8,908
Income taxes payable	3,354	4,093
Deferred revenue	21,566	31,298

Total current liabilities	158,579	175,066
Long-term deferred revenue	16,010	14,379
Long-term restructuring liabilities	65,180	56,722
Long-term unfavorable lease commitments	51,341	43,846
Other long-term obligations	1,522	1,216
Convertible notes payable	690,000	648,752

Total liabilities	982,632	939,981

Commitments and contingencies
Stockholders’ equity:
Preferred stock — par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock — par value $0.01; 980,000,000 shares authorized; 571,656,659 and 576,908,483 shares issued and outstanding as of October 31, 2004 and July 31, 2005, respectively	5,717	5,769
Additional paid-in capital	5,482,175	5,485,595
Deferred stock compensation	(13,761)	(2,925)
Notes receivable from stockholders	(48)	—
Changes in unrealized gains on investments, net	(2,488)	(4,744)
Translation adjustment	(277)	(477)
Accumulated deficit	(4,316,896)	(4,499,725)

Total stockholders’ equity	1,154,422	983,493

Total liabilities and stockholders’ equity	$2,137,054	$1,923,474

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended July 31,
	2004	2005
Cash flows from operating activities:
Net loss	$(294,391)	$(182,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Early extinguishment of debt	8,216	(3,882)
Amortization of premium on marketable securities	21,893	12,344
Non-cash impairment of long-lived assets	7,217	134
Non-cash (gain) loss on equity investments	(393)	8,986
Accretion of convertible notes payable	599	—
In-process research and development	30,200	—
Depreciation and amortization of leasehold improvements	52,325	26,803
Stock compensation	8,699	8,810
Amortization of intangibles	22,361	33,169
Provision of doubtful accounts	284	2,604
Provision for inventory excess and obsolescence	3,026	3,396
Provision for warranty and other contractual obligations	7,179	7,546
Other	2,270	2,072
Changes in assets and liabilities:
Accounts receivable	(6,505)	(27,348)
Inventories	(114)	(7,229)
Prepaid expenses and other	13,533	5,194
Accounts payable and accrued liabilities	(77,793)	(17,789)
Income taxes payable	969	739
Deferred revenue and other obligations	3,268	8,101

Net cash used in operating activities	(197,157)	(119,179)

Cash flows from investing activities:
Additions to equipment, furniture, fixtures and intellectual property	(18,828)	(8,935)
Proceeds from sale of equipment, furniture and fixtures	403	266
Purchases of available for sale securities	(488,832)	(490,041)
Maturities of available for sale securities	686,250	755,320
Acquisition of businesses, net of cash acquired	4,864	—
Minority equity investments, net	(5,500)	4,882

Net cash provided by investing activities	178,357	261,492

Cash flows from financing activities:
Net proceeds from other obligations	72	—
Repayment of convertible notes payable	(49,243)	(36,913)
Proceeds from issuance of common stock	13,989	5,498
Repayment of notes receivable from stockholders	47	48

Net cash used in financing activities	(35,135)	(31,367)

Net (decrease) increase in cash and cash equivalents	(53,935)	110,946
Cash and cash equivalents at beginning of period	309,665	202,623

Cash and cash equivalents at end of period	$255,730	$313,569

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
Goodwill
     As of July 31, 2005, Ciena’s assets included $408.6 million related to goodwill. Because our operations are organized into operating segments, SFAS 142 requires that we assign goodwill to Ciena’s reporting units. Ciena has determined its operating segments and reporting units are the same. In accordance with SFAS 142, Ciena tests each reporting unit’s goodwill for impairment on an annual basis. Ciena annually tests for impairment on the last business day of September each year, and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The following table summarizes the assignment and changes in the carrying amount of Ciena’s goodwill to its reporting units as of July 31, 2005 (in thousands):

	TSG	DNG	BBG	Total
Balance as of October 31, 2004	$147,000	$85,015	$176,600	$408,615
Goodwill acquired	—	—	—	—
Purchase adjustments	—	—	—	—
Impairment losses	—	—	—	—

Balance as of July 31, 2005	$147,000	$85,015	$176,600	$408,615

Impairment or Disposal of Long-lived Assets
     Ciena accounts for the impairment or disposal of long-lived assets such as equipment, furniture, fixtures, and other intangible assets in accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” During the first nine months of fiscal 2005, Ciena recorded impairment losses of $0.1 million primarily related to excess research and development test equipment classified as held for sale.
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

     Ciena also has certain other minority equity investments in privately held technology companies. These investments are generally carried at cost because Ciena owns less than 20% of the voting equity and does not have the ability to exercise significant influence over any of these companies. These investments are inherently high risk as the market for technologies or products manufactured by these companies are usually early stage at the time of the investment by Ciena and such markets may never materialize or become significant. Ciena could lose its entire investment in some or all of these companies. Ciena monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. During the nine months ended July 31, 2005, Ciena recorded a charge of $9.0 million from a decline in the fair value of certain equity investments that was determined to be other than temporary.
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
     Had (i) compensation cost for Ciena’s stock option plans and employee stock purchase plan been determined based on the Black-Scholes valuation method; and (ii) the fair value at the grant date for awards in the second quarter and first six months of fiscal 2004 and 2005 been determined consistent with the provisions of SFAS 123, “Accounting for Stock Based Compensation” as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” Ciena’s net loss and net loss per share for the third quarters and the nine months ended July 31, 2004 and 2005 would have changed by the pro forma amounts indicated below (in thousands, except per share data):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2004	2005	2004	2005
Net loss — as reported	$(141,467)	$(51,027)	$(294,391)	$(182,829)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	7,220	7,616	29,006	31,648
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,953	3,282	8,699	8,810

Net loss — pro forma	$(144,734)	$(55,361)	$(314,698)	$(205,667)

Basic and diluted net loss per share — as reported	$(0.25)	$(0.09)	$(0.58)	$(0.32)

Basic and diluted net loss per share — pro forma	$(0.26)	$(0.10)	$(0.62)	$(0.36)

     The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.
(3) RESTRUCTURING COSTS
     Ciena has previously taken actions to align its workforce, facilities and operating costs with business opportunities. Prior to the adoption of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” applicable to transactions initiated after December 31, 2002, Ciena followed the guidance of Emerging Issues Task Force Issue No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” for restructuring charges. However, given the manner in which Ciena undertook such restructuring activities, there have been no significant differences in financial reporting. Ciena historically has committed to a restructuring plan and has incurred the associated liability concurrently in accordance with the provisions of SFAS 146. The following table displays the activity and balances of the restructuring reserve account for the first nine months of fiscal 2005 (in thousands):

	Workforce		Consolidation of
	reduction		excess facilities		Total
Balance at October 31, 2004	$1,446		$79,937		$81,383
Additional reserve recorded	5,350	(a)	447	(b)	5,797
Adjustments to previous estimates	—		9,448	(c)	9,448
Cash payments	(6,451)		(18,254)		(24,705)

Balance at July 31, 2005	$345		$71,578		$71,923

Current restructuring liabilities	$345		$14,856		$15,201

Non-current restructuring liabilities	$—		$56,722		$56,722

(a)	During the first quarter of fiscal 2005, Ciena recorded a charge of approximately $1.0 million related to a workforce reduction of approximately 21 employees. During the second quarter of fiscal 2005, Ciena recorded a charge of approximately $2.1 million related to a workforce reduction of approximately 53 employees. During the third quarter of fiscal 2005, Ciena recorded a charge of approximately $2.3 million related to a workforce reduction of approximately 96 employees.

(b)	During the first and second quarter of fiscal 2005, Ciena incurred a charge of approximately $0.3 million related to certain other costs associated with the closure of its San Jose, CA facility on September 30, 2004. During the third quarter of fiscal 2005, Ciena recorded a charge of approximately $0.1 million related to the closure of one of its Kanata, Canada facilities.

(c)	During the first quarter of fiscal 2005, Ciena reversed a charge of $0.1 million related to an adjustment to vacated facility cost estimates. During the second quarter of fiscal 2005, Ciena recorded a charge of approximately $7.6 million related to a decrease in estimated future sublease payments for previously restructured facilities. During the third quarter of fiscal 2005, Ciena recorded a charge of approximately $1.9 million related to a decrease in estimated future sublease payments for previously restructured facilities. These adjustments to previously restructured facilities are due to the continued excess supply of commercial property.
(4) MARKETABLE DEBT AND EQUITY SECURITIES
     Cash, short-term and long-term investments are comprised of the following (in thousands):

	July 31, 2005
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Corporate bonds	$320,379	$—	$1,737	$318,642
Asset-backed obligations	206,215	—	698	205,517
U.S. government obligations	281,219	—	2,302	278,917
Money market funds	313,576	—	7	313,569

	$1,121,389	$—	$4,744	$1,116,645

Included in cash and cash equivalents	313,576	—	7	313,569
Included in short-term investments	606,241	—	3,353	602,888
Included in long-term investments	201,572	—	1,384	200,188

	$1,121,389	$—	$4,744	$1,116,645

	October 31, 2004
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Corporate bonds	$403,178	$—	$1,059	$402,119
Asset-backed obligations	215,811	—	165	215,646
Commercial paper	17,999	—	4	17,995
U.S. government obligations	448,455	—	1,260	447,195
Money market funds	202,623	—	—	202,623

	$1,288,066	$—	$2,488	$1,285,578

Included in cash and cash equivalents	202,623	—	—	202,623
Included in short-term investments	754,813	—	1,562	753,251
Included in long-term investments	330,630	—	926	329,704

	$1,288,066	$—	$2,488	$1,285,578

     The following table summarizes maturities of debt investments (including restricted investments) at July 31, 2005 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$606,241	$602,888
Due in 1-2 years	201,572	200,188
Due in 2-5 years	—	—

	$807,813	$803,076

(5) ACCOUNTS RECEIVABLE
     As of July 31, 2005, trade accounts receivable, net of allowance for doubtful accounts, included four customers who accounted for 15.3%, 10.9%, 10.4%, and 10.4% of net trade accounts receivable, respectively. As of October 31, 2004, trade accounts receivable, net of allowance for doubtful accounts, included three customers who accounted for 24.0%, 12.3% and 11.2% of net trade accounts receivable, respectively.
     Ciena performs ongoing credit evaluations of its customers and generally has not required collateral or other forms of security from its customers. Ciena maintains an allowance for potential losses on a specific identification basis. During the third quarter of fiscal 2005, Ciena recorded a provision for doubtful accounts of $2.6 million relating to one customer. Ciena’s allowance for doubtful accounts as of October 31, 2004 and July 31, 2005 was $1.0 and $3.3 million, respectively.

(6) INVENTORIES
     Inventories are comprised of the following (in thousands):

	October 31, 2004	July 31, 2005
Raw materials	$19,591	$21,542
Work-in-process	3,833	3,293
Finished goods	46,123	48,644

	69,547	73,479
Reserve for excess and obsolescence	(21,933)	(22,032)

	$47,614	$51,447

     Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the nine months ended July 31, 2005, Ciena recorded a provision for excess inventory of $3.4 million, primarily related to excess inventory due to a change in forecasted sales for certain products. The following is a summary of the change in the reserve for excess inventory and obsolete inventory during the nine months ended July 31, 2005 (in thousands):

Inventory Reserve
Reserve balance as of October 31, 2004	$21,933
Provision for excess inventory, net	3,396
Actual inventory scrapped	(3,297)

Reserve balance as of July 31, 2005	$22,032

     During the nine months ended July 31, 2004, Ciena recorded a provision for excess inventory of $3.0 million, primarily related to excess inventory due to a change in forecasted sales for certain products. The following is a summary of the change in the reserve for excess and obsolete inventory during the nine months ended July 31, 2004 (in thousands):

Inventory Reserve
Reserve balance as of October 31, 2003	$23,093
Provision for excess inventory, net	3,026
Actual inventory scrapped	(4,825)

Reserve balance as of July 31, 2004	$21,294

(7) EQUIPMENT, FURNITURE AND FIXTURES
     Equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,	July 31,
	2004	2005
Equipment, furniture and fixtures	$259,809	$178,008
Leasehold improvements	38,064	33,733

	297,873	211,741
Accumulated depreciation and amortization	(247,336)	(179,259)
Construction-in-progress	715	502

	$51,252	$32,984

     During fiscal 2005, Ciena abandoned or disposed of certain idle assets that it determined to have no future value. These assets had an aggregate original cost of $94.1 million and a carrying value of $3.8 million. These assets were abandoned before the end of their estimated useful life, and accordingly, Ciena recorded $3.8 million in accelerated depreciation expense during the third quarter of 2005.
     Ciena also recorded an impairment of $0.1 million, primarily related to research and development equipment classified as held for sale in the first nine months of fiscal 2005. The residual carrying value of these assets is insignificant.

(8) OTHER INTANGIBLE ASSETS
     Other intangible assets are comprised of the following (in thousands):

	October 31, 2004			July 31, 2005
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangible	Amortization	Intangible	Intangible	Amortization	Intangible
Existing technology	$177,704	$(43,076)	$134,628	$177,704	$(64,389)	$113,315
Patents and licenses	46,670	(13,208)	33,462	46,670	(17,716)	28,954
Covenants not to compete, outstanding purchase orders and contracts	54,000	(14,075)	39,925	54,000	(21,424)	32,576

	$278,374	$(70,359)	$208,015	$278,374	$(103,529)	$174,845

     The aggregate amortization expense of other intangible assets was $22.4 million and $33.2 million for the nine months ended July 31, 2004 and 2005, respectively. The following table represents the expected future amortization of other intangible assets as follows (in thousands):

2005 (remaining three months)	$10,621
2006	42,483
2007	42,483
2008	41,273
2009	21,054
Thereafter	16,931

$174,845

(9) OTHER BALANCE SHEET DETAILS
     Other long-term assets (in thousands):

	October 31,	July 31,
	2004	2005
Maintenance spares inventory, net	$18,959	$12,304
Deferred debt issuance costs	9,841	7,117
Investments in privately held companies	21,592	7,722
Other	9,804	10,812

	$60,196	$37,955

     Accrued liabilities (in thousands):

	October 31,	July 31,
	2004	2005
Warranty	$30,189	$27,215
Accrued compensation, payroll related tax and benefits	23,531	28,689
Accrued interest payable	6,469	—
Other	15,856	16,637

	$76,045	$72,541

     The following table summarizes the activity in Ciena’s accrued warranty for the nine months ended July 31, 2004 and 2005 (in thousands):

	Beginning				Balance at end
Nine Months Ended July 31,	Balance	Provisions	Acquisitions	Settlements	of period
2004	$36,189	7,179	1,000	(12,212)	$32,156
2005	$30,189	7,546	—	(10,520)	$27,215

Deferred revenue (in thousands):

	October 31,	July 31,
	2004	2005
Products	$8,578	$18,694
Services	28,998	26,983

Total deferred revenue	37,576	45,677
Less current portion	(21,566)	(31,298)

Long-term deferred revenue	$16,010	$14,379

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
     During the third quarter of fiscal 2005, Ciena purchased $41.2 million of the outstanding 3.75% convertible notes for $36.9 million in open market transactions. Ciena recorded a gain on the extinguishment of debt in the amount of $3.9 million, which consists of the $4.3 million gain from the repurchase of the notes less a write-off of $0.4 million of associated debt issuance costs. Ciena has the option to redeem all or a portion of the notes that have not been previously converted at the following redemption prices (expressed as percentage of principle amount):

Redemption
Period	Price

Beginning on February 1, 2005 and ending on January 31, 2006	101.607%
Beginning on February 1, 2006 and ending on January 31, 2007	101.071%
Beginning on February 1, 2007 and ending on January 31, 2008	100.536%
     On July 31, 2005, the fair market value of the remaining $648.8 million of 3.75% convertible notes was $578.2 million. The fair value is based on a quoted market price for the notes.
     On December 19, 2003, Ciena purchased the remaining $48.2 million of the outstanding ONI Systems Corp. 5.0% convertible subordinated notes. Ciena paid $49.2 million for notes with a cumulative accreted book value of $41.0 million, which resulted in a loss on early extinguishment of debt of $8.2 million.
(11) LOSS PER SHARE CALCULATION
     Basic EPS is computed using the weighted average number of common shares outstanding (excluding restricted stock subject to repurchase). Diluted EPS is computed by combining shares outstanding for purposes of basic EPS with shares underlying stock options, warrants, restricted stock, restricted stock units and Ciena’s 3.75% convertible notes determined using the treasury stock method.
     Weighted average number of common shares underlying stock options, warrants, restricted stock, restricted stock units, and Ciena’s 3.75% convertible notes totaled (i) approximately 57.5 million and 63.6 million during the third quarter of fiscal 2004 and 2005, respectively, and (ii) approximately 42.3 million and 65.7 million during the first nine months of fiscal 2004 and 2005, respectively. These shares were not included in the computation of diluted EPS as the effect would be anti-dilutive.

(12) COMPREHENSIVE LOSS
     The components of comprehensive loss for the quarters and nine months ended July 31, 2004 and 2005 were as follows (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2004	2005	2004	2005
Net loss	$(141,467)	$(51,027)	$(294,391)	$(182,829)
Change in unrealized loss on available- for-sale securities, net of tax	(2,702)	196	(5,906)	(2,256)
Change in accumulated translation adjustments	(26)	(196)	(102)	(200)

Total comprehensive loss	$(144,195)	$(51,027)	$(300,399)	$(185,285)

(13) SEGMENT REPORTING
     Ciena’s geographic distribution of revenue for the quarters and nine months ended July 31, 2004 and 2005 were as follows (in thousands, except percentage data):

	Quarter Ended July 31,				Nine Months Ended July 31,
	2004	%*	2005	%*	2004	%*	2005	%*
Domestic	$61,231	81.0	$89,357	80.9	$156,547	72.2	$248,216	80.3
International	14,358	19.0	21,123	19.1	60,155	27.8	60,858	19.7

Total	$75,589	100.0	$110,480	100.0	$216,702	100.0	$309,074	100.0

*	Denotes % of total revenue
     During the quarters and nine months ended July 31, 2004 and 2005, customers who each accounted for at least 10% of Ciena’s revenue during the respective periods were as follows (in thousands, except percentage data):

	Quarter Ended July 31,				Nine Months Ended July 31,
	2004	%*	2005	%*	2004	%*	2005	%*
Customer A	$12,458	16.5	$13,780	12.5	$40,284	18.6	$37,882	12.3
Customer B	7,933	10.5	N/A	—	N/A	—	34,395	11.1
Customer C	N/A	—	14,802	13.4	N/A	—	34,739	11.2

Total	$20,391	27.0	$28,582	25.9	$40,284	18.6	$107,016	34.6

N/A Denotes recognized less than 10% of total revenue for the period

*	Denotes % of total revenue
     The table below (in thousands, except percentage data) sets forth our operating segment revenues for the quarters and nine months ended July 31, 2004 and 2005.

	Quarter Ended July 31,				Nine Months Ended July 31,
	2004	%*	2005	%*	2004	%*	2005	%*
Revenues:
TSG	$42,240	55.9	$64,641	58.5	$152,635	70.4	$182,638	59.0
DNG	7,138	9.4	6,757	6.1	13,839	6.4	28,302	9.2
BBG	14,962	19.8	26,050	23.6	14,962	6.9	60,426	19.6
GNS	11,249	14.9	13,032	11.8	35,266	16.3	37,708	12.2

Consolidated revenue	$75,589	100.0	$110,480	100.0	$216,702	100.0	$309,074	100.0

*	Denotes % of total revenue
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

     The table below (in thousands) sets forth our operating segment profit (loss) and the reconciliation to consolidated net loss for the quarters and nine months ended July 31, 2004 and 2005.

	Quarter Ended July 31,		Nine Months Ended July 31,
	2004	2005	2004	2005
Segment profit (loss):
TSG	$(29,923)	$(2,050)	$(94,027)	$(28,343)
DNG	(2,197)	(2,103)	(9,490)	429
BBG	(141)	3,221	(374)	(820)
GNS	1,709	2,264	3,589	5,179

Total segment profit (loss)	$(30,552)	$1,332	$(100,302)	$(23,555)

Other non-performance items:
Corporate selling and marketing	(25,377)	(25,597)	(69,402)	(70,895)
Corporate general and administrative	(6,969)	(9,340)	(20,052)	(25,538)
Stock compensation costs:
Research and development	(1,860)	(2,195)	(5,473)	(4,048)
Selling and marketing	(1,214)	(934)	(2,147)	(4,257)
General and administrative	(879)	(153)	(1,079)	(505)
Amortization of intangible assets	(12,667)	(9,653)	(19,458)	(30,268)
In-process research and development	(30,200)	—	(30,200)	—
Restructuring costs	(13,547)	(4,355)	(22,125)	(15,245)
Long-lived asset impairments	(7,217)	25	(7,217)	(134)
Recovery of sale, export, use tax liability and payments	3,457	—	5,388	—
(Provision) benefit for doubtful accounts, net	—	(2,604)	2,794	(2,604)
Accelerated amortization of leasehold	(12,504)	—	(14,153)	—
Interest and other financial charges, net	(1,733)	2,533	(9,921)	(4,665)
Provision for income taxes	(205)	(86)	(1,044)	(1,115)

Consolidated net loss	$(141,467)	$(51,027)	$(294,391)	$(182,829)

(14) CONTINGENCIES
Litigation
     On October 3, 2000, Stanford University and Litton Systems filed a complaint in the United States District Court for the Central District of California alleging that optical fiber amplifiers incorporated into Ciena’s products infringe U.S. Patent No. 4,859,016 (the “‘016 Patent”). The complaint seeks injunctive relief, royalties and damages. On October 10, 2003, the court stayed the case pending final resolution of matters before the U.S. Patent and Trademark Office (the “PTO”), including a request for and disposition of a reexamination of the ‘016 Patent. On October 16, 2003 and November 2, 2004, the PTO granted reexaminations of the ‘016 Patent, resulting in a continuation of the stay of the case. Ciena believes that it has valid defenses to the lawsuit and intends to defend it vigorously in the event the stay of the case is lifted.
     As a result of our merger with ONI Systems Corp. in June 2002, we became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of ONI’s common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Ms. Davis have been dismissed from the action without prejudice pursuant to a tolling agreement. In July 2004, following mediated settlement negotiations, the plaintiffs, the issuer defendants (including Ciena), and their insurers entered into a settlement agreement, whereby the plaintiffs’ cases against the issuers are to be dismissed. The plaintiffs and issuer defendants subsequently moved the court for preliminary approval of the settlement agreement, which motion was opposed by the underwriter defendants. On February 15, 2005, the district court granted the motion for preliminary approval of the settlement agreement, subject to certain modifications to the proposed bar order, and directed the parties to submit a revised settlement agreement reflecting its opinion. If the parties are able to agree upon the required modifications, and such modifications are acceptable to the court, notice will be given to all class members of the settlement, a “fairness” hearing will be held and, if the court determines that the settlement is fair to the class members, the settlement will be approved.
     On January 18, 2005, Ciena filed a complaint in the United States District Court, Eastern District of Texas, Marshall Division against Nortel Networks, Inc., Nortel Networks Corporation and Nortel Networks Limited (collectively, “Nortel”), which complaint was subsequently amended. Ciena’s amended complaint charges Nortel with infringement of nine patents related to Ciena’s communications networking systems and technology. Ciena seeks to enjoin Nortel’s infringing activities and recover damages caused by such infringement. On March 14, 2005, Nortel filed an answer to Ciena’s complaint and a counterclaim against Ciena, each of which have subsequently been amended. Nortel’s amended counterclaim charges Ciena with infringement of 13 patents related to Nortel’s communications networking systems and technology, including certain of Nortel’s SONET, ATM and VLAN systems and technology. Nortel’s counterclaim seeks injunctive relief and damages. This matter is currently scheduled for trial in June 2006.
     In addition to the matters described above, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material effect on our results of operations, financial position or cash flows.
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
     In response to dramatic changes in the market for communications networking equipment over the last several years, we have sought to expand our addressable market, diversify our customer base and broaden our networking solutions portfolio. Our strategy has been to build upon our historical expertise in core networking and position

Ciena to take advantage of new market opportunities arising as communications service providers, cable operators, governments and enterprises invest in next-generation equipment. We have sought to achieve these goals through a combination of internal development and acquisitions, and by creating new strategic relationships and distribution arrangements to reach enterprise and government customers. Simultaneous with these efforts, we have sought to align our workforce, facilities and operating expenses with the market opportunities available to us, balancing our research and development investment with cost controls and prudent cash management.
     Our financial results, product development announcements and cost reduction activities during the third quarter of fiscal 2005 reflect the effects of this strategy. Revenue increased to $110.5 million, representing a 6.4% increase from the second quarter of fiscal 2005 and a 46.2% increase from the third quarter of fiscal 2004. Third quarter sequential revenue growth was driven primarily by increased sales of our broadband access products and metro transport and switching products. Third quarter broadband access product revenue primarily consisted of sales of our CNX-5™ Broadband DSL System, which offers communications service providers a simple line card replacement to deploy DSL services from their existing legacy network infrastructure without reducing plain old telephone service (POTS) port density. Our CNX-5 sales are significantly dependent upon the level of customer demand for DSL service offerings from regional bell operating companies (RBOCs) in North America and are affected by changes in DSL promotion and pricing. The mix of products that have driven our revenue growth for the past several quarters has varied and we expect this mix of products to continue to fluctuate on a quarterly basis.
     Our third quarter financial results also reflect our second consecutive quarter of progress in the area of gross margin. Our product gross margin increased sequentially to 35.6% from 28.1% in the second quarter of fiscal 2005. The increase was primarily due to favorable product mix during the quarter, but margins also benefited from product-related cost reductions. We continue to focus on aggressive cost reductions across all product lines.
     During the third quarter, we continued to take steps to reduce our ongoing operating expense. In May, we effected a headcount reduction of 96 employees, most employed in our Kanata, Ontario facility. We also made progress toward establishing a development operation in India, through which we intend to further reduce operating costs and leverage offshore resources. We intend to continue to pursue alternatives to reduce our general and administrative, sales and marketing and research and development costs.
     During the third quarter, we repurchased approximately $41.2 million in principal amount of our outstanding 3.75% convertible notes, due February 1, 2008, in open market transactions. At July 31, 2005, an aggregate principal amount of approximately $648.8 million remained outstanding. We used $36.9 million of our cash to effect these repurchases during the quarter, which resulted in a savings of approximately $4.3 million in outstanding principal on the notes. We intend to continue to evaluate and pursue alternatives that enable us to exercise prudent cash management and achieve cost savings relating to the repayment of our outstanding convertible notes.
     Ciena believes network adaptability is emerging as a key concern for enterprises, and as a competitive differentiator for service providers, as both look to evolve their networks to support and deliver new service offerings. During the third quarter, we announced our FlexSelect™ Architecture, a standards-based, service oriented network architecture that facilitates flexible and adaptable management of network services. We also introduced two new products based on this network vision: the CN 4200™ Advanced Services Platform and CoreStream® Regional. The CN 4200 is a multi-service transport and aggregation platform that provides “any service on any port at any time” via software programmable hardware that operates down to the port level. It enables cost-effective transition from time division multiplexing (TDM) to service-selectable packet networks. CoreStream Regional is an extension of our CoreStream Agility Optical Transmission System and provides customers with a cost-effective option to provide wavelength division multiplexing (DWDM) to metro and regional core networks with moderate capacity and distance requirements. Both products illustrate our flexible, adaptable, service oriented approach to the development of next generation products as well as our commitment to prudent development efforts that enable us to achieve gross margin improvement and compete more effectively in the global marketplace.
     Fiscal 2005 has witnessed a considerable increase in consolidation activity among U.S. communications service providers. This activity includes proposed mergers between Verizon and MCI, and between SBC and AT&T, all of which have been significant customers during prior periods. Mergers of large carriers will have a major impact in shaping the future of the telecommunications industry, our historical customer base for our products. These mergers also have the effect of further reducing the number of potential communications service provider customers seeking to purchase networking equipment from vendors and continuing to concentrate customer purchasing power. It is too soon to determine the near-term and long-term effects, if any, that these proposed consolidations will have on our business.

     As of July 31, 2005, Ciena had 1,497 employees, a net reduction of 154 employees from the 1,651 employees on October 31, 2004 and a net reduction of 246 employees from the 1,743 employees on July 31, 2004.
Results of Operations
Three months ended July 31, 2004 compared to three months ended July 31, 2005
Revenue, cost of goods sold and gross profit
     Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees, direct technical support costs, cost of excess and obsolete inventory and overhead related to manufacturing, technical support and engineering, furnishing and installation (“EF&I”) operations.
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit from the third quarter of fiscal 2004 to the third quarter of fiscal 2005.

	Quarter Ended July 31,
					Increase
	2004	%*	2005	%*	(decrease)	%**
Revenue:
Products	$64,340	85.1	$97,448	88.2	$33,108	51.5
Services	11,249	14.9	13,032	11.8	1,783	15.9

Total revenue	$75,589	100.0	$110,480	100.0	$34,891	46.2

Costs:
Products	48,069	63.6	62,756	56.8	14,687	30.6
Services	8,723	11.5	10,095	9.1	1,372	15.7

Total cost of goods sold	56,792	75.1	72,851	65.9	16,059	28.3

Gross profit	$18,797	24.9	$37,629	34.1	$18,832	100.2

*	Denotes % of total revenue

**	Denotes % change from 2004 to 2005
     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit from the third quarter of fiscal 2004 to the third quarter of fiscal 2005.

	Quarter Ended July 31,
					Increase
	2004	%*	2005	%*	(decrease)	%**
Product revenue	$64,340	100.0	$97,488	100.0	$33,148	51.5
Product cost of goods sold	48,069	74.7	62,756	64.4	14,687	30.6

Product gross profit	$16,271	25.3	$34,732	35.6	$18,461	113.5

*	Denotes % of product revenue

**	Denotes % change from 2004 to 2005
     The table below (in thousands, except percentage data) sets forth the changes in service revenue, service cost of goods sold and service gross profit (loss) from the third quarter of fiscal 2004 to the third quarter of fiscal 2005.

	Quarter Ended July 31,
					Increase
	2004	%*	2005	%*	(decrease)	%**
Service revenue	$11,249	100.0	$13,032	100.0	$1,783	15.9
Service cost of goods sold	8,723	77.5	10,095	77.5	1,372	15.7

Service gross profit	$2,526	22.5	$2,937	22.5	$411	16.3

*	Denotes % of service revenue

**	Denotes % change from 2004 to 2005
     The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenues from the third quarter of fiscal 2004 to the third quarter of fiscal 2005.

	Quarter Ended July 31,
					Increase
	2004	%*	2005	%*	(decrease)	%**
Domestic	$61,231	81.0	$89,357	80.9	$28,126	45.9
International	14,358	19.0	21,123	19.1	6,765	47.1

Total	$75,589	100.0	$110,480	100.0	$34,891	46.2

*	Denotes % of total revenue

**	Denotes % change from 2004 to 2005
     During the third quarter of fiscal 2004 and third quarter of fiscal 2005, certain customers each accounted for at least 10% of our revenues during the respective periods as follows (in thousands, except percentage data):

	Quarter Ended July 31,
	2004	%*	2005	%*
Customer A	$12,458	16.5	$13,780	12.5
Customer B	7,933	10.5	N/A	—
Customer C	N/A	—	14,802	13.4

Total	$20,391	27.0	$28,582	25.9

N/A Denotes revenue recognized less than 10% of total revenue for the period

*	Denotes % of total revenue
Revenue
•	Product revenue increased from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 due to increased sales of our transport and switching products and broadband access systems.

•	Domestic revenue increased from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 primarily due to increased domestic sales of our transport and switching products and broadband access systems.

•	International revenue decreased from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 primarily due to decreased international sales of our transport and switching products.
Gross profit
•	Gross profit as a percentage of total revenue and gross profit on products as a percentage of product revenue both increased from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 largely due to favorable product mix during the quarter and cost reductions across multiple product lines.
Operating expenses
     The table below (in thousands, except percentage data) sets forth the changes in operating expenses from the third quarter of fiscal 2004 to the third quarter of fiscal 2005.

	Quarter Ended July 31,
					Increase
	2004	%*	2005	%*	(decrease)	%**
Research and development	$57,762	76.4	$32,619	29.5	$(25,143)	(43.5)
Selling and marketing	29,468	39.0	29,275	26.5	(193)	(0.7)
General and administrative	6,969	9.2	9,340	8.5	2,371	34.0
Stock compensation costs:
Research and development	1,860	2.5	2,195	2.0	335	18.0
Selling and marketing	1,214	1.6	934	0.8	(280)	(23.1)
General and administrative	879	1.2	153	0.1	(726)	(82.6)
Amortization of intangible assets	12,667	16.8	9,653	8.7	(3,014)	(23.8)
In-process research and development	30,200	40.0	—	—	(30,200)	(100.0)
Restructuring costs	13,547	17.9	4,355	3.9	(9,192)	(67.9)
Long-lived asset impairments	7,217	9.5	(25)	—	(7,242)	(100.3)
Recovery of sale, export, use tax liabilities and payments	(3,457)	(4.6)	—	—	3,457	(100.0)
Provision for doubtful accounts, net	—	—	2,604	2.4	2,604	100.0

Total operating expenses	$158,326	209.5	$91,103	82.4	$(67,223)	(42.5)

*	Denotes % of total revenue

**	Denotes % change from 2004 to 2005
•	Research and development expense decreased from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 due to reductions in accelerated leasehold amortization, employee-related costs, consulting fees, depreciation expense and facility-related costs. Research and development expense during the third quarter of fiscal 2004 includes $12.5 million of accelerated leasehold amortization due to the closing of our San Jose, CA facility in September 2004. Research and development expense during the third quarter of 2005 includes $1.5 million of accelerated depreciation related to our decision to abandon or dispose of certain idle assets determined to have no future value.

•	Selling and marketing expense decreased slightly from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 due to reductions in employee-related costs offset by increases in depreciation expense and tradeshow and marketing activities. Selling and marketing expense during the third quarter of 2005 includes $2.0 million of accelerated depreciation related to our decision to abandon or dispose of certain idle assets determined to have no future value.

•	General and administrative expense increased from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 primarily due to increases in consulting expense related to Sarbanes-Oxley compliance, expenses related to legal services, and information system costs partially offset by a decrease in employee-related costs.

•	Stock compensation costs decreased from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 due to a reduction in staffing levels, which resulted in a lower level of unvested stock options and restricted stock. As of July 31, 2005, the balance of deferred stock compensation, presented as a reduction of stockholders’ equity, was $2.9 million. With the adoption of SFAS 123R, we expect our reported stock compensation cost will materially increase beginning in the first quarter of fiscal 2006.

•	Amortization of intangible assets costs decreased from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 primarily because of intangible assets, such as non-compete agreements and purchase commitments, were fully amortized in previous periods.

•	In-process research and development (IPR&D) costs represents the estimated value of purchased in-process technology that had not reached technological feasibility and had no alternative future use at the time of the acquisition. In the third quarter of fiscal 2004 we recorded $25.0 million and $5.2 million of IPR&D from our Catena and Internet Photonics acquisitions, respectively.

•	Restructuring costs incurred during the third quarter of 2005 were related to work force reductions of 96 employees and adjustments to previously restructured facilities due to the continued excess supply of commercial property. These workforce reductions were taken as part of our efforts to reduce our costs. We expect to incur additional restructuring costs in future periods.

•	Long-lived assets impairments for the third quarter of fiscal 2004 were primarily related to the impairment of research and development equipment, which was classified as held for sale. During the third quarter of 2005, we recorded a credit because we sold some of this equipment for an amount in excess of its carrying value.

•	Recovery of sales, export, use tax liabilities and payments during the first nine months of fiscal 2004 was due to the resolution of a use tax audit related to assets acquired from ONI.

•	Provision for doubtful accounts, net during the third quarter of fiscal 2005 was $2.6 million. We maintain an allowance for potential losses on a specific identification basis. During the third quarter of fiscal 2005, we recorded a provision for doubtful accounts of $2.6 million relating to one customer.
Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items from the third quarter of fiscal 2004 to the third quarter of fiscal 2005:

	Quarter Ended July 31,
					Increase
	2004	%*	2005	%*	(decrease)	%**
Interest and other income, net	$4,936	6.5	$6,765	6.1	$1,829	37.1
Interest expense	$6,469	8.6	$6,406	5.8	$(63)	(1.0)
Loss on equity investments, net	$200	0.3	$1,708	1.5	$1,508	754.0
Gain on extinguishment of debt	$—	0.0	$3,882	3.5	$3,882	100.0
Provision for income taxes	$205	0.3	$86	0.1	$(119)	(58.0)

*	Denotes % of total revenue

**	Denotes % change from 2004 to 2005
•	Interest and other income, net increased from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 primarily due to higher rates of return on our investments partially offset by the impact of lower cash and investment balances.

•	Interest expense decreased slightly from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 due to the decrease in our debt obligations between the two periods resulting from our purchase of $41.2 million of the Ciena 3.75% convertible notes during the third quarter of fiscal 2005.

•	Loss on equity investments, net reflects losses due to declines in the value of our investments in privately held technology companies that were determined to be other than temporary in the third quarters of fiscal 2004 and 2005.

•	Gain on extinguishment of debt reflects the purchase of $41.2 million of our outstanding 3.75% convertible notes for $36.9 million. We recorded a gain in the amount of $3.9, which consists of the $4.3 million gain from the repurchase of the notes less a write-off of $0.4 million of associated debt issuance costs.

•	Provision for income taxes for the third quarter of fiscal 2004 and the third quarter of fiscal 2005 was primarily attributable to foreign tax related to our foreign operations. We did not record a tax benefit for Ciena’s domestic losses during either period. We will continue to maintain a valuation allowance against certain deferred tax assets until sufficient evidence exists to support its reversal.
Nine months ended July 31, 2004 compared to nine months ended July 31, 2005
Revenue, cost of goods sold and gross profit
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit for the nine months ended July 31, 2004 and 2005:

	Nine Months Ended July 31,
					Increase
	2004	%*	2005	%*	(decrease)	%**
Revenue:
Products	$181,436	83.7	$271,366	87.8	$89,930	49.6
Services	35,266	16.3	37,708	12.2	2,442	6.9

Total Revenue	$216,702	100.0	$309,074	100.0	$92,372	42.6

Costs:
Products	138,918	64.1	189,447	61.3	50,529	36.4
Services	30,212	13.9	30,601	9.9	389	1.3

Total cost of goods sold	169,130	78.0	220,048	71.2	50,918	30.1

Gross profit	$47,572	22.0	$89,026	28.8	$41,454	87.1

*	Denotes % of total revenue

**	Denotes % change from 2004 to 2005
     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit for the nine months ended July 31, 2004 and 2005:

	Nine Months Ended July 31,
	2004	%*	2005	%*	Increase (decrease)	%**
Product revenue	$181,436	100.0	$271,366	100.0	$89,930	49.6
Product cost of goods sold	138,918	76.6	189,447	69.8	50,529	36.4

Product gross profit	$42,518	23.4	$81,919	30.2	$39,401	92.7

*	Denotes % of product revenue

**	Denotes % change from 2004 to 2005
     The table below (in thousands, except percentage data) sets forth the changes in service revenue, service cost of goods sold and service gross profit for the nine months ended July 31, 2004 and 2005:

	Nine Months Ended July 31,
					Increase
	2004	%*	2005	%*	(decrease)	%**
Service revenue	$35,266	100.0	$37,708	100.0	$2,442	6.9
Service cost of goods sold	30,212	85.7	30,601	81.2	389	1.3

Service gross profit	$5,054	14.3	$7,107	18.8	$2,053	40.6

*	Denotes % of service revenue

**	Denotes % change from 2004 to 2005
     The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenues for the nine months ended July 31, 2004 and 2005:

	Nine Months Ended July 31,
					Increase
	2004	%*	2005	%*	(decrease)	%**
Domestic	$156,547	72.2	$248,216	80.3	$91,669	58.6
International	60,155	27.8	60,858	19.7	703	1.2

Total	$216,702	100.0	$309,074	100.0	$92,372	42.6

*	Denotes % of total revenue

**	Denotes % change from 2004 to 2005

     During for the nine months ended July 31, 2004 and 2005, certain customers each accounted for at least 10% of our revenues during the respective periods as follows (in thousands, except percentage data):

	Nine Months Ended July 31,
	2004	%*	2005	%*
Customer A	$40,284	18.6	$37,882	12.3
Customer B	N/A	—	34,395	11.1
Customer C	N/A	—	34,739	11.2

Total	$40,284	18.6	$107,016	34.6

N/A	Denotes revenue recognized less than 10% of total revenue for the period

*	Denotes % of total revenue
Revenue
•	Product revenue increased from the first nine months of fiscal 2004 to the first nine months of fiscal 2005 due to sales of broadband access systems obtained from our May 2004 acquisition of Catena Networks, and increased sales of our data networking products and transport and switching products. As a result of the timing of our acquisition of Catena and IPI, product revenue for 2004 reflects only one quarter of revenue from these acquired products.

•	Service revenue increased from the first nine months of fiscal 2004 to the first nine months of fiscal 2005 due to an increase in the sale of training and managed services.

•	Domestic revenue increased from the first nine months of fiscal 2004 to the first nine months of fiscal 2005 primarily due to sales of broadband access systems obtained from our May 2004 acquisition of Catena Networks, and increased domestic sales of our data networking products and transport and switching products.

•	International revenue decreased from the first nine months of fiscal 2004 to the first nine months of fiscal 2005 primarily due to decreased international sales of our core optical switches.
Gross profit
•	Gross profit as a percentage of revenue and gross profit on products as a percentage of product revenue both increased from the first nine months of fiscal 2004 to the first nine months of fiscal 2005 largely due to favorable product mix and product cost reductions.

•	Gross profit on services as a percentage of services revenue increased from the first nine months of fiscal 2004 to the first nine months of fiscal 2005 largely due to reduced service overhead costs.
Operating expenses
     The table below (in thousands, except percentage data) sets forth the changes in operating expenses for the nine months ended July 31, 2004 to the nine months ended July 31, 2005.

	Nine Months Ended July 31,
					Increase
	2004	%*	2005	%*	(decrease)	%**
Research and development	$151,418	69.9	$101,036	32.7	$(50,382)	(33.3)
Selling and marketing	80,011	36.9	82,440	26.7	2,429	3.0
General and administrative	20,052	9.3	25,538	8.3	5,486	27.4
Stock compensation costs:
Research and development	5,473	2.5	4,048	1.3	(1,425)	(26.0)
Selling and marketing	2,147	1.0	4,257	1.4	2,110	98.3
General and administrative	1,079	0.5	505	0.2	(574)	(53.2)
Amortization of intangible assets	19,458	9.0	30,268	9.8	10,810	55.6
In-process research and development	30,200	13.9	—	—	(30,200)	(100.0)
Restructuring costs	22,125	10.2	15,245	4.9	(6,880)	(31.1)
Long-lived asset impairments	7,217	3.3	134	—	(7,083)	(98.1)
Recovery of sales, export, use tax liabilities and payments	(5,388)	(2.5)	—	—	5,388	(100.0)
Provision for (recovery of) doubtful accounts, net	(2,794)	(1.3)	2,604	0.8	5,398	(193.2)

Total operating expenses	$330,998	152.7	$266,075	86.1	$(64,923)	(19.6)

*	Denotes % of total revenue

**	Denotes % change from 2004 to 2005
•	Research and development expense decreased from the first nine months of fiscal 2004 to the first nine months of fiscal 2005 due to reductions in accelerated leasehold amortization, depreciation expense, employee-related costs, consulting expense, facility related costs and prototype material expense. For the nine months ended July 31, 2004, research and development expenses includes $14.2 million of accelerated leasehold amortization due to the closing of our San Jose, CA facility in September 2004.

•	Selling and marketing expense increased slightly from the first nine months of fiscal 2004 to the first nine months of fiscal 2005 due to higher costs related to tradeshow and marketing activities and increased travel expenditures, partially offset by reductions in depreciation expense.

•	General and administrative expense increased from the first nine months of fiscal 2004 to the first nine months of fiscal 2005 primarily due to increases in consulting expense related to Sarbanes-Oxley compliance, expenses related to legal services, and information system costs.

•	Stock compensation costs decreased from the first nine months of fiscal 2004 to the first nine months of fiscal 2005 due to the reduction in staffing levels, which resulted in a lower level of unvested stock options and restricted stock. As of July 31, 2005, the balance of deferred stock compensation, presented as a reduction of stockholders’ equity, was $2.9 million. With the adoption of SFAS 123R, we expect our reported stock compensation cost will materially increase beginning in our first quarter of fiscal 2006.

•	Amortization of intangible assets costs increased from the first nine months of fiscal 2004 to the first nine months of fiscal 2005 due to higher amounts of purchased intangible assets, such as developed technology and customer relationships resulting from our acquisitions of Catena Networks and Internet Photonics in May 2004.

•	In-process research and development (IPR&D) costs represents the estimated value of purchased in-process technology that had not reached technological feasibility and had no alternative future use at the time of the acquisition. In the third quarter of fiscal 2004 we recorded $25.0 million and $5.2 million of IPR&D from our Catena and Internet Photonics acquisitions, respectively.

•	Restructuring costs incurred during the first nine months of fiscal 2005 were related to work force reductions of approximately 170 employees and an adjustment to previously restructured facilities due to the continued excess supply of commercial property. These workforce reductions were taken as part of our efforts to reduce our costs. We expect to incur additional restructuring costs during future periods.

•	Long-lived assets impairment charges for the first nine months of fiscal 2005 were primarily related to the impairment of research and development equipment, which was classified as held for sale.

•	Recovery of sales, export, use tax liabilities and payments during the first nine months of fiscal 2004 was due to the resolution of a use tax audit related to assets acquired from ONI.

•	Provision for (recovery of) doubtful accounts, net during the first nine months of fiscal 2004 was related primarily to the payment of an amount due from a customer, from which payment was previously deemed doubtful due to the customer’s financial condition. Ciena maintains an allowance for potential losses on a specific identification basis. During the third quarter of fiscal 2005, Ciena recorded a provision for doubtful accounts of $2.6 million relating to one customer.
Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items for the nine months ended July 31, 2004 to the nine months ended July 31, 2005.

	Nine Months Ended July 31,
					Increase
	2004	%*	2005	%*	(decrease)	%**
Interest and other income, net	$18,228	8.4	$19,787	6.4	$1,559	8.6
Interest expense	$20,326	9.4	$19,348	6.3	$(978)	(4.8)
Gain (loss) on equity investments, net	$393	0.2	$(8,986)	(2.9)	$(9,379)	(2,386.5)
Gain (loss) on extinguishment of debt	$(8,216)	(3.8)	$3,882	1.3	$12,098	(147.2)
Provision for income taxes	$1,044	0.5	$1,115	0.4	$71	6.8

*	Denotes % of total revenue

**	Denotes % change from 2004 to 2005
•	Interest and other income, net increased slightly from the first nine months of fiscal 2004 to the first nine months of fiscal 2005 primarily because of higher rates of return on investments.

•	Interest expense decreased from the first nine months of fiscal 2004 to the first nine months of fiscal 2005 due to the decrease in our debt obligations between the two periods resulting from our repurchase of the remaining outstanding ONI 5.0% convertible subordinated notes during fiscal 2004 and $41.2 million in principal amount of our 3.75% convertible notes during the third quarter of fiscal 2005.

•	Gain (loss) on equity investments, net during the first nine months of fiscal 2004 includes a cash payment of $1.6 million received for an investment in a private company that had been previously written down to a value of $1.0 million partially offset by a $0.2 million write-down of an investment. The resulting $0.4 million was recorded as a gain on equity investments. During the first nine months of fiscal 2005, we recorded a $9.0 million loss due to a decline in value of our investments in privately held technology companies that was determined to be other than temporary.

•	Gain (loss) on extinguishment of debt during the first nine months of fiscal 2004 resulted from our repurchase of the ONI 5.0% convertible subordinated notes. During the third quarter of fiscal 2005, we purchased $41.2 million of our 3.75% outstanding convertible notes for $36.9 million. We recorded a gain on the extinguishment of debt in the amount of $3.9 million, which consists of the $4.3 million gain from the repurchase of the notes less a write-off of $0.4 million of associated debt issuance costs.

•	Provision for income taxes for the first nine months of fiscal 2004 and the first nine months of fiscal 2005 was primarily attributable to foreign tax related to our foreign operations. We did not record a tax benefit for our domestic losses during either period. We will continue to maintain a valuation allowance against certain deferred tax assets until sufficient evidence exists to support its reversal.
Summary of Operating Segments
     Three months ended July 31, 2004 compared to three months ended July 31, 2005
     The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenues from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 for our four operating segments: Transport and Switching Group (TSG); Data Networking Group (DNG); Broadband Access Group (BBG); and the Global Networking Services Group (GNS).

	Quarter Ended July 31,
					Increase
	2004	%*	2005	%*	(decrease)	%**
Revenues:
TSG	$42,240	55.9	$64,641	58.5	$22,401	53.0
DNG	7,138	9.4	6,757	6.1	(381)	(5.3)
BBG	14,962	19.8	26,050	23.6	11,088	74.1
GNS	11,249	14.9	13,032	11.8	1,783	15.9

Consolidated revenue	$75,589	100.0	$110,480	100.0	$34,891	46.2

*	Denotes % of total revenue

**	Denotes % change from 2004 to 2005
•	TSG revenue increased from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 primarily due to increased sales of core optical switches and our long-haul transport products.

•	BBG revenue increased from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 primarily due to increased sales our CNX-5™ Broadband DSL System.

•	GNS revenue increased from the third quarter of 2004 to the third quarter of 2005 primarily due to increased sales of training and managed services.
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
     The table below (in thousands, except percentage data) sets forth the changes in our segment profit (loss) and the reconciliation to consolidated net loss for the third quarter of fiscal 2004 to the third quarter of fiscal 2005.

	Quarter Ended July 31,
			Increase
	2004	2005	(decrease)	%**
Segment profit (loss):
TSG	$(29,923)	$(2,050)	$27,873	(93.1)
DNG	(2,197)	(2,103)	94	(4.3)
BBG	(141)	3,221	3,362	(2,384.4)
GNS	1,709	2,264	555	32.5

Total segment profit (loss)	$(30,552)	$1,332	$31,884	(104.4)

Other non-performance items:
Corporate selling and marketing	(25,377)	(25,597)	(220)	0.9
Corporate general and administrative	(6,969)	(9,340)	(2,371)	34.0
Stock compensation costs:
Research and development	(1,860)	(2,195)	(335)	18.0
Selling and marketing	(1,214)	(934)	280	(23.1)
General and administrative	(879)	(153)	726	(82.6)
Amortization of intangible assets	(12,667)	(9,653)	3,014	(23.8)
In-process research and development	(30,200)	—	30,200	(100.0)
Restructuring costs	(13,547)	(4,355)	9,192	(67.9)
Long-lived asset impairments	(7,217)	25	7,242	(100.3)
Recovery of sale, export, use tax liability and payments	3,457	—	(3,457)	(100.0)
Provision for doubtful accounts, net	—	(2,604)	(2,604)	(100.0)
Accelerated amortization of leasehold	(12,504)	—	12,504	(100.0)
Interest and other financial charges, net	(1,733)	2,533	4,266	(246.2)
Provision for income taxes	(205)	(86)	119	(58.0)

Consolidated net loss	$(141,467)	$(51,027)	$90,440	(63.9)

**	Denotes % change from 2004 to 2005
•	TSG segment loss decreased from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 primarily due to increased revenue, increased gross profit and lower research and development costs.

•	BBG segment profit increased from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 due to increased revenue and lower research and development costs.

•	GNS segment profit increased from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 due to increased revenue.
Nine months ended July 31, 2004 compared to nine months ended July 31, 2005
     The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenues for the nine months ended July 31, 2004 to the nine months ended July 31, 2005 for our four operating segments

	Nine Months Ended July 31,
					Increase
	2004	%*	2005	%*	(decrease)	%**
Revenues:
TSG	$152,635	70.4	$182,638	59.0	$30,003	19.7
DNG	13,839	6.4	28,302	9.2	14,463	104.5
BBG	14,962	6.9	60,426	19.6	45,464	303.9
GNS	35,266	16.3	37,708	12.2	2,442	6.9

Consolidated revenue	$216,702	100.0	$309,074	100.0	$92,372	42.6

*	Denotes % of total revenue

**	Denotes % change from 2004 to 2005

•	TSG revenue increased from the first nine months of fiscal 2004 to the first nine months of fiscal 2005 due to increased sales of long haul transport products and sales of our optical Ethernet transport products obtained from our May 2004 acquisition of Internet Photonics. As a result of the timing of this acquisition, nine month segment revenue for 2004 only reflects one quarter of revenue from these acquired products.

•	DNG revenue increased from the first nine months of 2004 to the first nine months of fiscal 2005 due to increased sales of multiservice edge switching products, primarily in support of new service aggregation and broadband deployments at Verizon during the first fiscal quarter of 2005.

•	BBG revenue increased for the first nine months of 2004 to the first nine months of fiscal 2005 due to increased sales of CNX-5™ Broadband DSL Systems from our May 2004 acquisition of Catena Networks. As a result of the timing of this acquisition, nine month segment revenue for 2004 only reflects one quarter of revenue from these acquired products.

•	GNS revenue increased from the first nine months of fiscal 2004 to the first nine months of fiscal 2005 due to an increase in sales of training and managed services.
     The table below (in thousands, except percentage data) sets forth the changes in our segment profit (loss) and the reconciliation to consolidated net loss for the nine months ended July 31, 2004 to nine months ended July 31, 2005.

	Nine Months Ended July 31,
			Increase
	2004	2005	(decrease)	%**
Segment profit (loss):
TSG	$(94,027)	$(28,343)	$65,684	(69.9)
DNG	(9,490)	429	9,919	(104.5)
BBG	(374)	(820)	(446)	119.3
GNS	3,589	5,179	1,590	44.3

Total segment loss	$(100,302)	$(23,555)	$76,747	(76.5)

Other non-performance items:
Corporate selling and marketing	(69,402)	(70,895)	(1,493)	2.2
Corporate general and administrative	(20,052)	(25,538)	(5,486)	27.4
Stock compensation costs:
Research and development	(5,473)	(4,048)	1,425	(26.0)
Selling and marketing	(2,147)	(4,257)	(2,110)	98.3
General and administrative	(1,079)	(505)	574	(53.2)
Amortization of intangible assets	(19,458)	(30,268)	(10,810)	55.6
In-process research and development	(30,200)	—	30,200	(100.0)
Restructuring costs	(22,125)	(15,245)	6,880	(31.1)
Long-lived asset impairments	(7,217)	(134)	7,083	(98.1)
Recovery of sale, export, use tax liability and payments	5,388	—	(5,388)	(100.0)
(Provision for) benefit for doubtful accounts, net	2,794	(2,604)	(5,398)	(193.2)
Accelerated amortization of leasehold	(14,153)	—	14,153	(100.0)
Interest and other financial charges, net	(9,921)	(4,665)	5,256	(53.0)
Provision for income taxes	(1,044)	(1,115)	(71)	6.8

Consolidated net loss	$(294,391)	$(182,829)	$111,562	(37.9)

**	Denotes % change from 2004 to 2005
•	TSG segment loss decreased from the first nine months of fiscal 2004 to the first nine months of fiscal 2005 primarily due to increased revenue, increased gross profit and lower research and development costs.

•	DNG segment profit increased from the first nine months of fiscal 2004 to the first nine months of fiscal 2005 due to increased in revenue, increased gross profit and lower research and development costs.

•	BBG segment loss increased from the first nine months of fiscal 2004 to the first nine months of fiscal 2005 due to the increased research and development cost partially offset by increased sales of CNX-5™ Broadband DSL Systems. BBG activity consists of the acquired operations of Catena Networks, which was acquired in May 2004. As a result of the timing of this acquisition, nine month segment loss for 2004 primarily reflects one quarter of segment operating activities.

•	GNS segment profit increased from the first nine months of fiscal 2004 to the first nine months of fiscal 2005 due to reduced service overhead costs.
Liquidity and Capital Resources
     Ciena’s principal source of liquidity is its cash and cash equivalents, and short-term and long-term investments. At July 31, 2005, we had $313.6 million in cash and cash equivalents, and $803.1 million in short-term and long-term investments. Our investment portfolio consists primarily of fixed-income securities, with maturities of two years or less, diversified among industries and individual issuers. Our investments are generally liquid, investment grade securities.
     Ciena’s operating activities consumed $197.2 million and $119.2 million net cash during the first nine months of fiscal 2004 and 2005, respectively. The primary reason for operating cash consumption was the net loss incurred during the periods.
     Our investing activities provided net cash of $178.4 million and $261.5 million during the first nine months of fiscal 2004 and 2005, respectively. Investment activities included the net redemption of $197.4 million and $265.3 million of short and long-term investments during the first nine months of fiscal 2004 and fiscal 2005, respectively.
     Cash used in financing activities was $35.1 million and $31.4 million during the first nine months of fiscal 2004 and 2005 respectively. The primary use of cash in financing activities during the first nine months of fiscal 2004 was related to the purchase of the remaining $48.2 million in outstanding ONI 5.0% convertible subordinated notes. We paid $49.2 million for the notes and fees related to the purchase. During the first nine months of fiscal 2004, we received $14.0 million from the exercise of employee options and the sale of stock pursuant to the employee stock purchase plan. The primary use of cash in financing activities during the first nine months of fiscal 2005 was related to our open market purchase of $41.2 million in principal amount of our outstanding 3.75% convertible notes, due February 1, 2008, for $36.9 million in cash. At July 31, 2005, an aggregate principal amount of approximately $648.8 million remained outstanding. We intend to continue to evaluate and pursue alternatives that enable us to exercise prudent cash management and achieve cost savings relating to the repayment of our outstanding convertible notes. During the first nine months of fiscal 2005, we received $5.5 million from the exercise of employee options and the sale of stock pursuant to the employee stock purchase plan.
     Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, investment requirements, commitments, and other liquidity requirements associated with our existing operations through at least the next 12 months.
Contractual Obligations
     The following is a summary of our future minimum payments under contractual obligations as of July 31, 2005 (in thousands):

		Less than one	One to three	Three to five
	Total	year	years	years	Thereafter
Convertible notes (1)	$709,572	$24,328	$24,328	$660,916	$—
Operating leases	188,502	36,512	60,587	49,615	41,788
Purchase obligations (2)	68,559	68,559	—	—	—

Total	$966,633	$129,399	$84,915	$710,531	$41,788

(1)	Our 3.75% convertible notes have an aggregate principal amount of $648.8 million, due February 1, 2008. Interest is payable on February 1st and August 1st of each year.

(2)	Purchase commitments related to amounts we are obligated to pay to our contract manufacturers and component suppliers for inventory.

     Some of our commercial commitments, including some of the future minimum payments set forth above, are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date, as of July 31, 2005 (in thousands):

		Less than one	One to	Three to
	Total	year	three years	five years	Thereafter
Standby letters of credit	$13,298	$13,048	$250	$—	$—

Off-Balance Sheet Arrangements
     Ciena does not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.
Critical Accounting Policies and Estimates
     The preparation of consolidated financial statements requires Ciena to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we reevaluate our estimates, including those related to bad debts, inventories, investments, intangible assets, goodwill, income taxes, warranty obligations, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Among other things, these estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the third quarter of fiscal 2005, reevaluation of certain estimates led to the effects described below.
Revenue Recognition
     Ciena’s products and services include hardware, software, and professional services. We recognize revenue when there is persuasive evidence of an arrangement with the customer, we have fulfilled our obligations under the arrangement, the price is fixed or determinable and collectibility is reasonably assured. The third and fourth criteria may require us to make significant judgments or estimates.
Reserve for Inventory Obsolescence
     Ciena writes down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the first nine months of fiscal 2005, we recorded a charge of $3.4 million primarily related to excess inventory due to a change in forecasted sales for certain products. If actual market conditions differ from those we have assumed, we may be required to take additional inventory write-downs or benefits.
Restructuring
     As part of its restructuring costs, Ciena provides for the estimated cost of the net lease expense for facilities that are no longer being used. The provision is equal to the fair value of the minimum future lease payments offset by the fair value of the estimated sublease payments. Due to the continued excess supply of commercial properties in certain markets where our unused facilities are located, we have reduced our estimate of the total future sublease payments we will receive. As a result, we recorded an additional restructuring cost of $15.2 million in the first nine months of fiscal 2005. As of July 31, 2005, Ciena’s accrued restructuring liability related to net lease expense and other related charges was $71.6 million. The total minimum lease payments for these restructured facilities are $95.3 million. These lease payments will be made over the remaining lives of our leases, which range from one month to twelve years. If actual market conditions are less favorable than those we have projected, we may be required to recognize additional restructuring costs associated with these facilities.

Goodwill
     At July 31, 2005, Ciena’s consolidated balance sheet included $408.6 million in goodwill. Due to Ciena’s reorganization into operating segments, SFAS 142 requires that we assign goodwill to Ciena’s reporting units. Ciena has determined its operating segments and reporting units are the same. In accordance with SFAS 142 Ciena tests each reporting unit’s goodwill for impairment on an annual basis, and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. Based on the operating results, forecasts, and business factors with the segments, Ciena recorded an impairment loss of $371.7 million in the fourth quarter of fiscal 2004. If actual market conditions differ or forecasts change at the time of our annual assessment in fiscal 2005 or in periods prior to our annual assessment, we may be required to record additional goodwill impairment charges.
Intangible Assets
     As of July 31, 2005, Ciena’s consolidated balance sheet included $174.8 million in other intangible assets, net. We account for the impairment or disposal of long-lived assets such as equipment, furniture, fixtures, and other intangible assets in accordance with the provisions of SFAS 144. In accordance with SFAS 144, Ciena tests each intangible asset for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. Management does not believe that events or changes in circumstances have occurred during the first nine months of fiscal 2005 that would indicate that our intangible asset carrying amounts may not be recoverable. If actual market conditions differ or forecasts change, we may be required to record impairment charges in future periods.
Investments
     As of July 31, 2005 Ciena’s investments in privately held technology companies was $7.7 million. These investments are generally carried at cost as Ciena owns less than 20% of the voting equity and does not have the ability to exercise significant influence over any of these companies. These investments are inherently high risk as the market for technologies or products manufactured by these companies are usually early stage at the time of the investment by Ciena and such markets may never materialize or become significant. Ciena could lose its entire investment in some or all of these companies. Ciena monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. Ciena recorded a net charge of $9.0 million during the first nine months of fiscal 2005, from a decline in the fair values of certain equity investments that were determined to be other than temporary. If actual market conditions differ, Ciena may be required to record an additional charge in future periods.
Deferred Tax Valuation Allowance
     As of July 31, 2005, Ciena has recorded a valuation allowance of $1.1 billion against our gross deferred tax assets of $1.1 billion. We calculated the valuation allowance in accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Positive evidence, such as operating results during the most recent three-year period, is given more weight because, due to our current lack of visibility, there is a greater degree of uncertainty that we will achieve the level of future profitability needed to record the deferred assets. Our results over the most recent three-year period were heavily affected by our recent business restructuring activities. Our cumulative loss in the most recent three-year period represents sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.
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

     This year, several large communications service providers have announced merger transactions. These include proposed mergers between Verizon and MCI, and between SBC and AT&T, all of which have been significant customers during prior periods. These mergers will have a major impact on the future of the telecommunications industry. They will increase concentration of purchasing power among a few large service providers and may result in delays in, or the curtailment of, investments in communications networks, as a result of changes in strategy, network overlap or cost reduction efforts.
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
     The markets in which we compete for sales of networking equipment, software and services are extremely competitive, particularly the market for sales to communications service providers. Competition in these markets is based on price, functionality, manufacturing capability, installation, services, scalability and the ability of products and services to meet customers’ network requirements. A small number of very large companies have historically dominated the communications networking equipment industry. Our industry has also increasingly experienced competition from low-cost producers in Asia. Many of our competitors have substantially greater financial, technical and marketing resources, greater manufacturing capacity and better established relationships with incumbent carriers and other potential customers than Ciena. As a result of increased merger activity among communication service providers, there has been speculation of consolidation among networking equipment providers, which, if it occurred, could cause some competitors to grow even larger and more powerful.
     We also compete with a number of smaller companies that provide significant competition for a specific product or market. These competitors often base their products on the latest available technologies. Due to the narrower focus of their efforts, these competitors may achieve commercial availability of their products more quickly and may be more attractive to customers.
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
Failure to establish and maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.
     Beginning with our annual report for our fiscal year ended October 31, 2005, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include a report by our management on our internal controls over financial reporting. Such report must contain an assessment by management of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal controls.
     In order to achieve timely compliance with Section 404, in fiscal 2004 we began a process to document and evaluate our internal controls over financial reporting. Our efforts to comply with Section 404 have resulted in, and are likely to continue to result in, significant costs, the commitment of time and operational resources and the diversion of management’s attention. If our management identifies one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert that these controls are effective. If we are unable to assert that our internal controls over financial reporting are effective as of October 31, 2005 (or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s assessment of the effectiveness of internal controls over financial reporting or on the effectiveness of our internal controls over financial reporting), our business may be harmed. Market perception of our financial condition and the trading price of our stock may be adversely affected and customer perception of our business may suffer.

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
     As we have expanded our product portfolio, we have entered and begun to sell our products in new markets and to a broader customer base, including enterprises, cable operators, and federal, state and local governments. To succeed in these new markets, we believe we must develop and manage new sales channels and distribution arrangements. Because we have only limited experience in developing and managing such channels, it is uncertain to what extent we will be successful. In addition, sales to federal, state and local governments require compliance with complex procurement regulations with which we have little experience. We may be unable to increase our sales to government contractors if we determine that we cannot comply with applicable regulations. Our failure to comply with regulations for existing contracts could result in civil, criminal or administrative proceedings involving fines and suspension or debarment from federal government contracts. Failure to succeed in these new markets will adversely affect our ability to grow our customer base and revenues.
If we do not maintain and expand our sales with large communications service providers, our revenues and results of operations will suffer.
     Our future success will depend on our ability to maintain and expand our sales to existing and new communications service provider customers, particularly overseas. Many of our competitors have long-standing relationships with such customers, which can pose significant obstacles to our sales efforts. In addition, sales to large communications service providers typically involve lengthy sales cycles, protracted or difficult contract negotiations and extensive product testing and network certification. Communications service providers may insist upon terms and conditions, including terms that negatively affect pricing, payment and the timing of revenue recognition, that we deem too onerous or not in Ciena’s best interest. As a result of the obstacles above, we may incur substantial expenses and devote time and resources to potential relationships that never materialize or meet our expectations. Our revenues and results of operations will suffer if we are unable to expand our business with and sales to large communications service providers.
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
     As of July 31, 2005, we had $408.6 million of goodwill on our balance sheet. This amount primarily represents the remaining excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At July 31, 2005, goodwill represented approximately 21.2% of our total assets. During the fourth quarter of 2004, we incurred a goodwill impairment charge of approximately $371.7 million. If we are required to record additional impairment charges related to goodwill and other intangible assets, such charges would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our earnings per share or net loss per share would be materially adversely affected in such period.
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
We may be required to write off significant amounts of inventory.
     Historically, we have placed the majority of our orders to manufacture components or complete assemblies for many of our products only when we have firm orders from our customers. Because this practice can result in delays in the delivery of products to customers, we are increasingly ordering equipment and components from our suppliers based on forecasts of customer demand across all of our products. We believe this change is necessary in response to increased customer insistence upon shortened delivery terms. This change in our inventory purchases exposes us to the risk that our customers will not order those products for which we have forecasted sales, or will purchase fewer than the number of products we have forecasted. In such event, we may be required to write off, or write down inventory, potentially resulting in an accounting charge that could materially affect our results of operations for the quarter in which such charge occurs.
We must manage our relationships with electronic manufacturing service (EMS) providers in order to ensure that our product requirements are met timely and effectively.
     We rely on EMS providers to perform the majority of the manufacturing operations for our products and components, and are increasingly utilizing overseas suppliers, particularly in Asia. The qualification of these providers is an expensive and time-consuming process, and these manufacturers build product for other companies, including our competitors. In addition, we do not have contracts in place with some of these providers. We may not be able to effectively manage our relationships with our EMS providers, particularly overseas. We cannot be certain that our EMS providers will be able to fill our orders in a timely manner. If we underestimate our future product requirements, the EMS providers may not have enough product to meet our customer requirements, and this could result in delays in the shipment of our products which could harm our business. If we overestimate product requirements, we may have to write off excess inventory. In addition, because EMS providers are subject to many of the same risks as equipment vendors serving the communications industry, many EMS providers have experienced their own financial difficulties, which may affect their ability to obtain components and to timely deliver products to Ciena or to end users through direct order fulfillment.
     We are constantly reviewing our manufacturing capability, including the work of our EMS providers, to ensure that our production requirements are met in terms of cost, capacity, quality and reliability. From time to time, we may decide to transfer the manufacturing of a product from one EMS provider to another, to better meet our production needs. It is possible that we may not effectively manage this transition or the new contract manufacturer may not perform as well as expected and, as a result, we may not be able to fill orders in a timely manner, which could harm our business.
Our failure to manage our service delivery partners effectively could adversely impact our financial results and relationship with customers.
     We rely on a number of service delivery partners, both domestic and international, to complement our global service and support resources. The certification of these partners incurs costs and is time-consuming, and these partners service products for other companies, including our competitors. We may not be able to effectively manage our relationships with our partners and we cannot be certain that they will be able to deliver our services in the manner or time required. If our service partners are unsuccessful in delivering services:
•	our services revenue may be adversely affected;

•	our relationship with customers could suffer; and

•	we may suffer delays in recognizing revenues in cases where revenue recognition is dependent upon product installation, testing and acceptance.

We depend on a limited number of suppliers, and for some items we do not have a substitute supplier.
     We depend on a limited number of suppliers for components of our products, as well as for equipment used to manufacture and test our products. Our products include several high-performance components for which reliable, high-volume suppliers are particularly limited. Some key optical and electronic components we use in our products are currently available only from sole or limited sources, and in some cases, that source also is a competitor. The loss of a source of key components could require us to re-engineer products that use those components, which would increase our costs. Delays in component availability or delivery, or component performance problems, could result in delayed deployment of our products and our inability to recognize revenue. These delays could also harm our business reputation, customer relationships and our results of operations.
Our international operations could expose us to additional risk and result in increased operating expense.
     We market, sell and service our products globally. We have established offices around the world, including in North America, Europe, Latin America and the Asia Pacific region. In addition, we are increasingly relying upon overseas suppliers, particularly in Asia, to manufacture our products and components. We expect that our international activities will be dynamic over the foreseeable future as we enter some new markets and withdraw from or reduce operations in others in order to match our resources with revenue opportunities. These changes to our international operations will require significant management attention and financial resources. In some countries, our success will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products.
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
     In order to reduce ongoing operating expenses and maximize our resources, we have begun to execute our plan to establish a development operation in India. We have limited experience in offshoring our business functions and there is no assurance that our plan will enable us to achieve meaningful cost reductions or greater resource efficiency. Further, offshoring to India involves significant risks, including:
•	misappropriation of intellectual property or confidential information, including information that is proprietary to Ciena, its customers and other third parties;

•	heightened exposure to changes in the economic, security and political conditions of India;

•	currency exchange and tax risks associated with offshore operations; and

•	development efforts that do not meet our requirements because of language, cultural or other differences associated with international operations, resulting in errors or delays.
     Difficulties resulting from the factors above and other risks associated with offshoring could impair our development efforts, harm our competitive position and damage our reputation with existing and potential customers. These factors could be disruptive to our business and may cause us to incur substantial unanticipated costs or expose us to unforeseen liabilities.

The steps that we are taking to restructure and reduce the size of our operations could disrupt our business.
     We regularly review our operations to ensure that our business resources are aligned with market opportunities. We have taken several steps, including reductions in force, dispositions of assets and office closures, and internal reorganization of our sales and engineering functions to reduce the size and cost of our operations and to better match our resources with our market opportunities. During the next six to twelve months we expect to take additional steps to reduce our operating expenses. These efforts could be disruptive to our business. Reductions to headcount and other cost cutting measures may result in the loss of technical expertise that could adversely affect our research and development efforts and ability to meet product development schedules. These decisions often result in the recording of accounting charges, such as inventory and technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from resellers or users of discontinued products. If we are required to take a substantial charge, our earnings per share or net loss per share would be adversely affected in such period. If we cannot manage our cost reduction and restructuring efforts effectively, our business, results of operations and financial condition could be harmed.
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
     Industry and economic conditions have weakened the financial position of some of our customers. To sell to some of these customers, we may be required to take risks of uncollectible accounts. While we monitor these situations carefully and attempt to take appropriate measures to protect ourselves, it is possible that we may have to write down or write off doubtful accounts. Such write-downs or write-offs would negatively affect our operating results for the period in which they occur, and, if large, could have a material adverse effect on our operating results and financial condition.
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
We may be adversely affected by fluctuations in currency exchange rates.
     Historically, our primary exposure to currency exchange rates has been related to non-dollar denominated operating expenses in Europe, Asia and Canada where we sell primarily in U.S. dollars. As we increase our international sales and utilization of international suppliers, we may decide to transact business in currencies other than the U.S. dollar. As a result, we would be subject to the impact of foreign exchange translation on our financial statements. For those countries outside the United States where we have significant sales, a devaluation in the local currency would result in reduced revenue and operating profit and reduce the value of our local inventory presented in our financial statements. In addition, fluctuations in foreign currency exchange rates may make our products more expensive for customers to purchase or increase our operating costs, thereby adversely affecting our competitiveness. To date, we have not significantly hedged against foreign currency fluctuations; however, we may pursue hedging alternatives in the future. Although exposure to currency fluctuations to date has not had an adverse effect on our business, there can be no assurance that exchange rate fluctuations in the future will not have a material adverse effect on our revenue from international sales and, consequently, our business, operating results and financial condition.
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
     Interest Rate Sensitivity. Ciena maintains a short-term and long-term investment portfolio. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at July 31, 2005, the fair value of the portfolio would decline by approximately $53.4 million.
     Foreign Currency Exchange Risk. As a global concern, Ciena faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on Ciena’s financial results. Historically Ciena’s primary exposures have been related to non-dollar denominated operating expenses in Canada, Europe and Asia where Ciena sells primarily in U.S. dollars. Ciena is prepared to hedge against fluctuations in foreign currency if this exposure becomes material. As of July 31, 2005, the assets and liabilities of Ciena related to non-dollar denominated currencies were not material. Therefore, we do not expect an increase or decrease of 10% in the foreign exchange rate would have a material impact on Ciena’s financial position.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On October 3, 2000, Stanford University and Litton Systems filed a complaint in the United States District Court for the Central District of California alleging that optical fiber amplifiers incorporated into Ciena’s products infringe U.S. Patent No. 4,859,016 (the “‘016 Patent”). The complaint seeks injunctive relief, royalties and damages. On October 10, 2003, the court stayed the case pending final resolution of matters before the U.S. Patent and Trademark Office (the “PTO”), including a request for and disposition of a reexamination of the ‘016 Patent. On October 16, 2003 and November 2, 2004, the PTO granted reexaminations of the ‘016 Patent, resulting in a continuation of the stay of the case. Ciena believes that it has valid defenses to the lawsuit and intends to defend it vigorously in the event the stay of the case is lifted.
     As a result of our merger with ONI Systems Corp. in June 2002, we became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of ONI’s common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Ms. Davis have been dismissed from the action without prejudice pursuant to a tolling agreement. In July 2004, following mediated settlement negotiations, the plaintiffs, the issuer defendants (including Ciena), and their insurers entered into a settlement agreement, whereby the plaintiffs’ cases against the issuers are to be dismissed. The plaintiffs and issuer defendants subsequently moved the court for preliminary approval of the settlement agreement, which motion was opposed by the underwriter defendants. On February 15, 2005, the district court granted the motion for preliminary approval of the settlement agreement, subject to certain modifications to the proposed bar order, and directed the parties to submit a revised settlement agreement reflecting its opinion. If the parties are able to agree upon the required modifications, and such modifications are acceptable to the court, notice will be given to all class members of the settlement, a “fairness” hearing will be held and, if the court determines that the settlement is fair to the class members, the settlement will be approved.
     On January 18, 2005, Ciena filed a complaint in the United States District Court, Eastern District of Texas, Marshall Division against Nortel Networks, Inc., Nortel Networks Corporation and Nortel Networks Limited (collectively, “Nortel”), which complaint was subsequently amended. Ciena’s amended complaint charges Nortel with infringement of nine patents related to Ciena’s communications networking systems and technology. Ciena seeks to enjoin Nortel’s infringing activities and recover damages caused by such infringement. On March 14, 2005, Nortel filed an answer to Ciena’s complaint and a counterclaim against Ciena, each of which have subsequently been amended. Nortel’s amended counterclaim charges Ciena with infringement of 13 patents related to Nortel’s communications networking systems and technology, including certain of Nortel’s SONET, ATM and VLAN systems and technology. Nortel’s counterclaim seeks injunctive relief and damages. This matter is currently scheduled for trial in June 2006.
     In addition to the matters described above, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material effect on our results of operations, financial position or cash flows.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
(a)–(d) Not applicable
(e) The following table provides information with respect to any purchase made by or on behalf of Ciena, or any “affiliated purchaser” as defined in 17 C.F.R. § 240.10b-18(a)(3), of shares of any class of equity securities registered by Ciena pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

	(a)	(b)	(c)	(d)
Maximum
number (or
			Total number of	appropriate
			shares purchased	dollar value) of
			as part of	shares that may
			publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Period	shares purchased	paid per share	or programs (1)	or programs
May 1, 2005 through May 28, 2005	11,605	$0.02	11,605	*
May 29, 2005 through June 25, 2005	—	—	—	*
June 26, 2005 through July 30, 2005	7,165	$0.00	7,165	*

Total	18,770	$0.01	18,770	*

*	Not applicable. See description of repurchase activity below.

(1)	As initially disclosed in our Form 10-Q for the first quarter of fiscal 2005, Ciena does not repurchase its shares in open market transactions. The repurchase activity in the table above consists solely of Ciena’s repurchase of outstanding shares in private transactions with certain former employees. Pursuant to the terms of equity compensation plans and certain award agreements that Ciena assumed in connection with its acquisitions of WaveSmith Networks and Catena Networks, employees may exercise stock options or restricted stock prior to vesting. Under these plans, upon the employee’s termination of employment, Ciena is granted the right to repurchase the shares issued, to the extent that the option or restricted stock has not vested, at the grantee’s exercise price.

Ciena believes it is in the best interest of its stockholders, and it is corporate practice, to repurchase shares subject to these award agreements if the closing price of such shares on the Nasdaq Stock Market is greater than the grantee’s exercise price during the 30 day period following separation or termination of employment. At the end of our third quarter of fiscal 2005, 121,268 outstanding shares remained subject to repurchase pursuant to the terms above. This number of shares subject to Ciena repurchase will (i) increase, to extent that holders of equity awards under these plans exercise any options or restricted stock that have not yet vested, and (ii) decrease, as such awards vest pursuant to their terms and Ciena’s repurchase rights lapse.
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

CIENA CORPORATION
Date: September 1, 2005	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date: September 1, 2005	By:	/s/ Joseph R. Chinnici
Joseph R. Chinnici
Senior Vice President, Finance and Chief Financial Officer (Principal Finance Officer)