Form 10-K
period 2005-10-31
CIENA CORP
filed 2006-01-12
CIK 936395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated Filer ☐ Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $1,158,789,864, based on the closing price of the Common Stock on the Nasdaq Stock Market on April 29, 2005.
The number of shares of Registrant’s Common Stock outstanding as of December 31, 2005 was 580,879,132.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of the Form 10-K incorporates by reference certain portions of the Registrant’s definitive proxy statement for its 2006 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

PART I
     The information in this Form 10-K contains certain forward-looking statements, including statements related to markets for our products and services and trends in our business that involve risks and uncertainties. Our actual results may differ materially from the results discussed in these forward-looking statements. Factors that might cause such a difference include those discussed in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Form 10-K.
Item 1. Business
Overview
     Ciena Corporation supplies communications networking equipment, software and services to telecommunications service providers, cable operators, governments and enterprises. During the past few years, we have taken a number of significant steps to position Ciena to take advantage of new market opportunities. In particular, we see new opportunities arising from increased demand for higher bandwidth services and new communications applications, including business continuity and disaster recovery, video-on-demand, HDTV, and service packages combining high-speed voice, video and data services. These applications are driving telecommunications service providers, cable operators, governments and enterprises to transition to more efficient network infrastructures better suited to handle the emerging combination of higher bandwidth, multiservice traffic. To pursue these opportunities, we have expanded our product portfolio and enhanced product functionality through internal development and acquisition. We have sought to build upon our historical expertise in core optical networking by adding complementary products, software and services to support new high bandwidth applications and network convergence. This strategy has enabled us to increase penetration of our historical telecommunications customers with additional products, and to broaden our addressable markets to include participants in the cable, government and enterprise markets.
     We are a network specialist, with expertise in optical networking, data networking and broadband access networks. Rather than attempting to offer all of the products necessary for an end-to-end network, our product and service offerings seek to enable customers to converge, transition and connect communications networks that deliver voice, video and data services.
Converging Communications Networks
     We offer equipment, software and service that allow our customers to combine disparate networks that support distinct voice, video or data services, to a more efficient, converged, multiservice communications network. Our transport, switching and aggregation products enable network convergence and offer standards-based, software-driven automation of network functionality. Through the automation of network functionality and convergence supported by our equipment, our customers simplify the construction and management of their communications networks, and improve their operating efficiency and cost effectiveness.
Transitioning Communications Networks
     Our products, software and services enable our customers to transition their legacy or existing network infrastructures to create and deliver new, higher bandwidth consumer and enterprise services. Our products enable service providers to transition their networks at a pace that makes economic sense for their business and in a way that is transparent to their customers. We provide products that enable our customers to support consumer demand for video delivery, broadband data and wireless broadband services, while continuing to support legacy voice services. Our products also enable carriers to support enterprise demand for data, storage, Ethernet and time division multiplexing (TDM) services, on a single, automated infrastructure. These products also address the needs of government agencies and enterprises building their own data networks.
Interconnecting Data Centers
     We offer equipment, software and services focused on key enterprise applications including wide area network consolidation, maximizing enterprise fiber utilization, data resource consolidation and storage extension for business continuance and disaster recovery. Our products enable our government and enterprise customers to connect their data centers, including sales offices, manufacturing plants, and research and development centers, using an owned or leased private fiber network, or a carrier-provided service. These products enable our customers, including end users in the healthcare, financial and retail industries, to prevent unexpected system downtime and ensure the safety, security and availability of their data.

Financial Overview — 2005
     We had revenue of $427.3 million for our fiscal year ended October 31, 2005, an increase of 43.0% from fiscal 2004 revenue of $298.7 million. During fiscal 2005, BellSouth, Verizon and SAIC (as a result of our work on the United States Defense Information Systems Agency’s Global Information Grid Bandwidth Expansion (GIG-BE) project), each represented more than 10% of our total revenue, and 31.3% in the aggregate.
     We currently organize our operations into four separate business segments: the Transport and Switching Group (TSG), the Data Networking Group (DNG), the Broadband Access Group (BBG) and Global Network Services (GNS). These segments are used for financial reporting as well as internal organization. The matters discussed in this “Business” section should be read in conjunction with the Consolidated Financial Statements found under Part II, Item 8 of this Annual Report on Form 10-K, which includes additional financial information about our segments and total assets, revenues, measures of profits and loss and financial information about geographic areas.
Corporate Information and Access to SEC Reports
     Ciena Corporation was incorporated in Delaware in November 1992, and completed its initial public offering on February 7, 1997. Our principal executive offices are located at 1201 Winterson Road, Linthicum, Maryland 21090. Our telephone number is (410) 865-8500, and our web site address is www.ciena.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge on the Investor Relations page of our web site as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission. Information contained on our web site is not a part of this annual report on Form 10-K.
Industry Background
     Deregulation in the United States and privatization in many other countries during the 1990’s began a transition from a telecommunications industry characterized by a small number of large, heavily regulated communications service providers to an industry in which many new competitors emerged. Rapid traffic growth and readily available capital further fueled growth in the number of service providers, as emerging carriers built new networks and fought to take market share from the incumbent carriers. The rapid adoption of the Internet prompted service providers and enterprises to construct large-scale data networks as overlays to existing legacy voice networks. As a consequence of this rapid build-out, the capital expenditure-to-revenue ratio at most communications service providers rose to an unsustainable level.
     Beginning in late 2000, capital markets tightened. In addition, network builds by communications service providers in anticipation of rapid traffic growth resulted in overcapacity. Communications service providers responded by curtailing network build-outs and dramatically reducing their overall capital spending, significantly affecting the revenue and profitability of communications network equipment providers like Ciena. Emerging carriers defaulted on debt, and many went into bankruptcy. Several large communications service providers were caught in financial and other regulatory scandals adding to the overall turmoil in the telecommunications industry.
Competitive Threats Emerge
     The challenges in the telecom industry were compounded by the emergence of a number of competitive threats that dramatically affected communications service providers’ traditional business models. Worldwide, established and emerging service providers faced intense price competition for local and long-distance voice services and a deterioration of their businesses due to increasing consumer reliance upon wireless carriers. New technologies and alternatives for broadband access services emerged, enabling the rise of new competitors. Increased availability and reduced consumer cost of broadband access through cable operators resulted in the replacement of second telephone lines as an Internet access medium. In North America, the entry of the regional bell operating companies (RBOCs) into the long distance market led to deteriorating business models and uncertain futures for the interexchange carriers (IXCs). At the same time, the RBOCs’ business models were threatened by wireless displacement of traditional voice revenues and the emergence of cable operators as broadband service providers.
Focus on Broadband Services
     The emergence of these competitive threats has caused virtually all communications service providers to look for ways to combat them, with the approach taken varying depending on the service provider, the strengths and weaknesses of their existing networks and the nature of their customer base.
     To combat the loss of local voice revenue, the RBOCs looked to expand into long-distance voice and broadband services within their traditional consumer customer base. However, modernizing the RBOC access networks to support broadband services is costly, and FCC regulations requiring the RBOCs to allow competitors to use their access networks provided a disincentive for investing in network improvements. Regulatory changes in recent years governing competitive access have encouraged the RBOCs to modernize their access networks, enabling them to compete more effectively with cable operators in providing Internet and, eventually, video services.
     Meanwhile, cable operators looked to maximize the value of their existing infrastructure and customer base by expanding their service offerings beyond traditional cable subscription. Improved equipment technology enabled cable operators to provide services like video on demand, at prices competitive with video or DVD rentals, and data services, at speeds and prices competitive with RBOC offerings. In addition, expanding HDTV programming and availability of consumer equipment has increased demand for HDTV services.
     With the addition of voice services to the offerings of traditional cable operators and new video services from RBOCs, the competition to provide consumers with new broadband service bundles that include voice, video and data is accelerating.
     Similar trends are also occurring outside of the United States, with competition for customers spreading among traditional voice, wireless and satellite carriers. Wireless carriers are looking to hold onto customers by evolving their relatively new 3G wireless networks to meet the growing demand for broadband-enabled services and data-rich applications on mobile devices.
Changing Needs of Enterprise and Government
     At the same time that competition was increasing for traditional communications service providers, the needs of some of their largest enterprise customers were changing. Increased reliance on information technology combined with world events, such as natural disasters, terrorist attacks and large regional power outages brought concerns of network reliability and business continuity to the forefront. Simultaneously, increased competition among networking equipment providers and changes in market demand resulted in reduced costs to enterprises for products and services focused on transport of data and voice. As a result, many large enterprises and U.S. Government agencies turned away from relying solely on traditional service providers for their communications needs and took on the challenge of building their own, secure private networks, some on a global scale.
Broadband Service Bundles Driving Network Convergence
     In the face of this increased competition, the major challenge faced by nearly all service providers is evolving their networks to deliver profitably a growing range of broadband services. The networks of most incumbent local exchange carriers (ILECs), IXCs and overseas post, telephone and telegraph entities (PTTs) were designed to carry voice traffic and to deliver voice services, while the networks of most cable operators were optimized for limited video and data services. As the demand for data services grew, traditional communications service providers built separate data networks and operated them concurrently with their existing voice networks. With the demand shifting to broadband and to complete service bundles, service providers once again face the challenge of evolving their networks to profitably support a range of new services such as voice over Internet Protocol (VoIP), Internet video services known as IPTV, and high definition TV (HDTV).
     Most service providers have concluded that the only way to offer advanced broadband bundles that include voice, data, video and other services profitably is to consolidate their separate voice and data networks onto a single converged network, one that is capable of delivering multiple broadband services over a single infrastructure. In addition, traditional wireline telecommunications providers have increasingly focused on converging wireless and wireline networks and services with the ultimate goal of enabling consumers to go from home to car to office with a single phone number and handset.
Consolidation
     These same trends have also driven increased consolidation in the telecommunications industry. In the United States, SBC acquired AT&T in November 2005 and Verizon acquired MCI in January 2006. All four of these carriers have been significant customers for Ciena during prior periods. We have seen similar trends abroad with increased consolidation activity in recent years involving international carriers. Mergers of large carriers are likely to have a major impact in shaping the future of the telecommunications industry, which historically and currently constitutes a significant portion of the customer base for our products. These mergers also have the effect of further reducing the number of potential communications service provider customers seeking to purchase networking equipment from vendors and continuing to concentrate customer purchasing power.
Strategy
     While the belief that networks will continue to converge is widely shared, there are differing views regarding how network convergence will be achieved. Some envision that the converged network will be based on a completely new network infrastructure. We believe, however, that the transition to a converged, all-service network will be an evolutionary process, one in which service providers will seek to maximize the value of their existing network investment. Our strategic initiatives, relationships and investments are intended to capitalize on this evolution.
     Our strategy has been to build upon our historical expertise in core optical networking by adding complementary products, software and services that enable our customers to transition their network infrastructures to support new high bandwidth applications and network convergence. Implementation of our strategy has enabled us to increase sales of our traditional core optical networking products to our historical telecommunication service provider customers and increase penetration of these customers with our broader product portfolio. This strategy also has allowed us to broaden our addressable markets to include participants in the cable, government and enterprise segments. We plan to continue to make investments in our business, to develop new products, enhance existing products, and expand our software and service offerings. Through our research and development investments, we seek to enable our customers to transition their networks to support higher bandwidth services, while maximizing the value of their existing network investment. Product platform investments are also focused on Ethernet capabilities and packet awareness to facilitate the migration by customers from traditional circuit switched networks to a packet network environment. Through these investments, we seek to provide customers a cost effective means to deliver new services and a converged, Internet based delivery network. In addition to our internal development, in recent years we have pursued strategic acquisitions or investments in other companies to expand our product offering and we may consider appropriate opportunities in the future. We expect to prioritize our investments to match what we perceive as our principal market opportunities and enable us to leverage our incumbency in key accounts.
     We also are working to expand our sales efforts to include more partners and resellers. Because channel sales are expected to be an increasing part of our business, we expect to invest in resources to support and improve the productivity of these channels. Through expanded channels, we seek to reach additional customer segments and geographical regions, particularly in Europe. We believe that employing this strategy reduces the financial risk of entering new markets and pursuing new customer segments. We also believe this strategy affords us opportunities to couple our products with complementary technologies sold by our channel partners. Finally, in an effort to increase sales activity in our newer customer markets, we are developing distribution arrangements and other strategic relationships specifically targeting enterprise and government customers.
     We have taken a number of steps, including headcount reductions and office closures in recent years, to ensure a competitive cost base for our operations. Through a combination of manufacturing cost reductions and product design changes, we have also made significant progress in reducing our product costs. We will continue to take steps to realize product cost reductions, including our utilization of offshore suppliers, particularly in Asia, and by working with manufacturers to drive volume and purchasing leverage. We also seek to achieve operating expense reductions associated with the recent restructuring of our research and development activity. We believe these steps will allow us to more effectively use our resources and share development activities across our product lines. In order to further improve the efficiency of our research and development operations, we took steps in fiscal 2005 toward the establishment of a development facility in India.
Products and Services
Broadband Access
     Our broadband access products allow telecommunications service providers to transition their legacy voice networks to support next generation services such as Internet based (IP) telephony, video services and DSL. These products enable telecommunications service providers to offer services that compete with cable operators. These products enable telecommunications service providers to leverage their existing voice network equipment and provide data and video services on a cost effective basis without the need for significant additional network investment. These products, supported by our

BBG business unit, include:
•	CNX-5™ Broadband DSL System

•	CNX-5Plus™ Modular Broadband Loop Carrier

•	CN 1000™ BLC Next-Generation Access System
Multiservice Optical Access
     Our multiservice optical access products include transport platforms that support storage extension, interconnection of data centers and aggregation of enterprise data services. These products also enable our customers to transition their networks to provide cost effective Ethernet services. Our multiservice optical access products enable customers to maximize network efficiency associated with the transporting and sharing of their data. These products act as on and off ramps, connecting geographically dispersed enterprise locations over privately owned or leased networks, as well as networks maintained by service providers. Our multiservice optical access products are optimized to address business continuity and disaster recovery needs and to ensure the safety, security and availability of data. These products, supported by our TSG business unit, include:
•	CN 2000™ Storage Extension Platform

•	CN 2200™ Managed Optical Ethernet Multiplexer

•	CN 2300™ Managed Optical Services Multiplexer

•	CN 2600™ Multiservice Edge Aggregator
Metro Transport & Switching
     Our metro transport and switching products enable service providers to increase the efficiency of their metropolitan communications networks, allowing them to service more customers, more cost effectively. Our products accomplish this by more efficiently using fiber optic networks. Our metro transport products use dense wave division multiplexing technology (DWDM) — a fiber optic transmission technology that uses multiple light wavelengths to send data over the same medium – to enable communications networks to increase fiber optic capacity. Our metro transport and switching products also enable service providers to transition and converge their metropolitan communications infrastructures to support multiple service traffic types on a cost effective basis. These products, supported by our TSG business unit, include:
•	CN 3600™ Intelligent Optical Multiservice Switch

•	CN 4200™ FlexSelect™ Advanced Services Platform

•	CN 4300™ Managed Optical Services Switch

•	CN 4350™ Ethernet Services Provisioning Switch

•	ONLINE Metro™ DWDM Platform
Multiservice Edge Switching & Routing
     Our multiservice edge switching and routing portfolio enables telecommunications service providers to transition their metropolitan communications networks from legacy technologies, such as ATM and Frame Relay, to next-generation technologies, such as Ethernet and IP/MPLS. These technologies more cost effectively support the delivery of multiple service types, including voice, video and data services, from service providers to end customers. Our multiservice edge switching platform enhances bandwidth efficiency, provisioning, and scalability, by converging traditional and emerging data services in carrier’s metropolitan networks. Under our agreement with ECI Telecom (as successor by merger to Laurel Networks), which gives us exclusive rights related to sales to certain designated customers, we market, sell and support ECI’s service edge routers to communications service providers worldwide. These products, supported by our DNG business unit, include:
•	DN 7000™ Series Multiservice Edge Switches

•	ECI Telecom ST-series™ Service Edge Routers
Core Transport and Switching
     New high bandwidth service bundles at the network edge are creating new demands on core networks maintained by telecommunications service providers, cable operators, government agencies and enterprises. Our core transport products use DWDM technology to scale optical bandwidth and increase capacity to support these high-bandwidth applications. Our transport products enable cost-effective delivery of voice, video and data services for core, regional and metro networks. Our transport and switching products enable our customers to transition and converge their existing infrastructures and deploy multiservice networks that can support emerging data and video services. By converging disparate service networks to a multiservice network, our core switching products enable service providers to reduce network capital costs and operational costs through equipment reductions, process automation and network simplification. These products, supported by our TSG business unit, include:
•	CoreStream® Agility Optical Transport System

•	CoreStream Regional™ Optical Transport System

•	CoreStream® System Optical Add/Drop Multiplexers

•	CoreDirector® family of intelligent optical core switches
Network Management
     We offer network management products across our product lines. Our network management software solutions are designed to simplify network management and optimize network efficiency. Our network management software allows our customers to improve the cost effectiveness of their network operations by increasing network automation, minimizing network downtime, and monitoring performance and service metrics. Our network management products enable rapid and simplified provisioning of new or modified service connections and the allocation of bandwidth required for delivery of such services.
Global Network Services
     Our GNS business unit offers a broad range of consulting and support services that complement our product portfolio. We provide these services through our own internal service resources and through service partners, particularly in areas outside North America. Our service offerings include:
•	Network design services to meet customers’ operational, technological and market challenges;

•	Deployment services, product installation, testing and commissioning access, data and optical networks;

•	Consultancy and professional services, including the deployment of multi-vendor/multi-technology solutions, and the overall program management of complex, end-to-end communications network projects;

•	Maintenance and support services for our channel partners and end users, including, managed services for helpdesk and technical assistance, spares and logistics management, software updates, engineering dispatch, advanced technical support, and hardware and software warranty extensions; and

•	Product training, service partner certification and documentation services.
Product Development
     To remain competitive in our industry, we must introduce new products and continue to enhance and maintain our existing products. We have significantly expanded our product portfolio in recent years through a combination of acquisitions, strategic relationships with equipment suppliers and internal development. We also have invested in research and development to increase the functionality of our products and reduce product manufacturing cost. Our research and development expenses (exclusive of stock compensation cost of $4.4 million, $6.5 million and $12.8 million) were $132.8 million, $198.9 million and $199.7 million for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. For more information regarding our research and development expenses, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     Our product development investments are driven by market demand and involve close collaboration among our marketing, sales and product development organizations. We also incorporate feedback from customers in our product development process. In some cases, we work with and make strategic investments in technology partners to develop new or modify existing products. In addition, we participate in industry and standards organizations where appropriate and incorporate information from these contacts throughout the product development process.
     Because the markets in which we compete are subject to rapid technological developments and changes in standards and customer requirements, we continually review our existing products and development projects to determine their fit within our portfolio. We also assess the market demand and growth opportunities for our products as well as the costs and resources necessary to support and enhance our products. In recent years, we have been able to achieve material product cost reductions relating to our product redesigns, particularly relating to long haul transport and legacy metro transport products. In fiscal 2005, we also took steps toward the establishment of a development facility in India in order to further improve the efficiency of our research and development operations.
Sales and Marketing
     We sell our communications networking equipment, software and services to telecommunications service providers, cable operators, governments and enterprises through our direct sales efforts and channel relationships. In addition to securing new customers, our sales strategy has focused on building long-term relationships with existing customers that allow us to leverage our incumbency by extending existing platforms and selling products to support new applications. In recent years, we also have focused increasingly on sales of services and expect our broader services offering to be an expanding part of our business.
     We maintain a direct sales presence in locations throughout the United States and in Mexico, Canada, Europe and Asia. Through these offices we sell and support our product and service offerings into each of our customer markets. In support of our sales efforts, we engage in marketing activities intended to position and promote our brand, and our product, software and services offering.
     We also maintain a channel program with a dedicated team that works with resellers, systems integrators and service providers to sell and market our products, software and services. These channels enable us to leverage our direct sales resources and penetrate additional customer segments and geographies, particularly internationally. We also have taken steps to develop a number of distribution arrangements and other strategic relationships that specifically target enterprise and government customers. Our channel sales strategy also enables us to couple our products with complementary technologies sold by our channel partners. We are working to increase the number of our resellers, particularly in Europe. We believe our channel strategy affords us broader revenue opportunities and reduces the financial risk of entering new markets and pursuing new customer segments.
Manufacturing
     In an effort to ensure a competitive cost base for our operations, we are increasingly employing a global sourcing strategy relating to the supply of components and the manufacturing of our products. We rely on electronic manufacturing service (EMS) providers to perform the majority of the manufacturing operations for our products and components, and are increasingly utilizing overseas suppliers in lower cost regions such as Asia. We continue, however, to perform a significant portion of the module assembly and testing of our long-haul DWDM products and we manufacture in-house all the in-fiber Bragg gratings used in all our long-haul DWDM products. We also perform final system integration and test of our core and metro transport and switching products and data networking products prior to shipment. We employ a direct order fulfillment model for other products and may pursue opportunities to rely on this model to manufacture additional products in the future. Direct order fulfillment allows us to rely on our EMS providers to perform final system integration and test prior to direct shipment from our EMS providers’ facilities to our customers. We work closely with our EMS providers to manage material, quality, cost and delivery times and we continually evaluate their services to ensure performance on a reliable and cost-effective basis.
     Our products include some components that are proprietary in nature and only available from a single source, as well as some components that are generally available from a number of suppliers. In some cases, significant time would be required to establish relationships with alternate suppliers or providers of proprietary components. We do not have any long-term contracts with any EMS providers that guarantee supply of components or their manufacturing services. If we encounter difficulty continuing our relationship with a supplier, or if a supplier is unable to meet our needs, we may encounter manufacturing delays that could adversely affect our business. In an effort to limit our exposure to such delays and to satisfy customer needs for shorter delivery terms, we are currently transitioning from a build-to-order model employed in recent years, to a build-to-forecast model for some of our product lines, including core transport and switching and metro transport. This change in our inventory purchases exposes us to the risk that our customers will not order those products for which we have forecasted sales, or will purchase less than we have forecasted. In that event, we may be required to write off, or write down inventory, potentially resulting in an accounting charge that could materially affect our results of operations.
Competition
     Competition among providers of communications networking equipment, software and services is intense, particularly for sales to telecommunications service providers, which have undergone a period of consolidation in recent years. The markets for our products, software and services are characterized by rapidly changing and converging technologies. Competition in these markets is based on any one or a combination of the following factors: price, functionality, manufacturing capability, installation, services, existing business and customer relationships, scalability and the ability of products and services to meet customers’ immediate and future network requirements. Competition is dominated by a small number of very large, multi-national, vertically integrated companies. Each of these competitors has substantially greater financial, technical and marketing resources, and greater manufacturing capacity as well as better established relationships with the incumbent carriers than Ciena. Our industry has also increasingly experienced competition from low-cost producers in Asia. Included among our competitors are: Alcatel, Cisco, Ericsson, Fujitsu, Huawei, Lucent, Marconi, Nortel Networks, Siemens, Tellabs, UTStarcom and ZTE.
     There are also several smaller, but established companies, such as ADVA and Sycamore Networks, which offer one or more products that compete directly or indirectly with our offerings. In addition, there are a variety of earlier-stage companies with products targeted at the communications networking market in some stage of development or deployment, most of them employing advanced technology that could offer advantages over products offered by Ciena. Due to the narrower focus of their efforts, these competitors may achieve commercial availability of their products more quickly and may be more attractive to customers.
     As we continue to expand our channel sales strategy, we also may face competition from resellers and distributors of some of our products, who may be competitors in other customer segments or as to complementary technologies.
Patents, Trademarks and Other Intellectual Property Rights
     We seek to establish and maintain our proprietary rights in our technology, products and software through the use of patents, copyrights, trademarks, and trade secret laws. As of October 31, 2005, we held approximately 280 United States patents and 225 pending U.S. patent applications. We also have a number of foreign patents and patent applications. Of the United States patents that have been issued to us, the earliest any will expire is 2015. In addition, we have licensed patents from third parties. We also license software and components for our network management and other products. Certain of these licenses are perpetual but will generally terminate after any uncured breach of the agreement by us. Others will require renewal. There can be no assurance that the necessary licenses would be available on acceptable commercial terms. Failure to obtain such licenses or other rights could have a material adverse effect on our business, operating results, and financial condition. We also rely on contractual rights to establish and protect its proprietary rights in its products.
     We enforce our intellectual property rights against infringement or misappropriation, including by making assertions of patent infringement and filing patent infringement lawsuits when warranted. Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps that we are taking will detect or prevent unauthorized use, particularly as we expand our operations and product development into countries that may not provide the same level of intellectual property protection as the United States. In recent years, we have filed suit to enforce our intellectual property rights and have been subject to several claims of patent infringement, including our pending patent litigation with Nortel Networks. See Item 3, “Legal Proceedings” for additional information regarding patent infringement claims. In some cases, these claims have required us to pay the patent holders substantial sums or enter into license agreements requiring ongoing royalty payments. We believe that the frequency of assertions of patent infringement is increasing as patent holders, including entities that are not in our industry and who purchase patents as an investment or to monetize such rights by obtaining royalties, use such actions as a competitive tactic as well as a source of additional revenue. Such actions can be costly and may require us to take patent licenses or to redesign or stop selling products that allegedly infringe patents belonging to others.
     Our practice is to require our employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements with us. These agreements acknowledge our exclusive ownership of all intellectual property developed by the individual during the course of his or her work with us. The agreements also require that each person maintain the confidentiality of all proprietary information disclosed to them. In jurisdictions where these agreements are enforceable, our employees of the rank of vice president or higher generally sign an agreement not to compete with us for a period of twelve months following any termination of employment.
Employees
     As of October 31, 2005, we employed 1,497 employees, including 416 in manufacturing, operations and services, 566 in research and development, 309 in sales and marketing, and 206 in finance and administration. We consider the relationships with our employees to be good. We are not a party to any collective bargaining agreement.

Directors and Executive Officers
     The table below sets forth certain information concerning each of the directors and executive officers of Ciena:

Name	Age	Position
Patrick H. Nettles, Ph.D. (1)	62	Executive Chairman of the Board of Directors
Gary B. Smith (1)	45	President, Chief Executive Officer and Director
Stephen B. Alexander	46	Senior Vice President, Products & Technology and Chief Technology Officer
Joseph R. Chinnici	51	Senior Vice President, Finance and Chief Financial Officer
James F. Collier III	48	Senior Vice President, World Wide Sales
Arthur Smith, Ph.D.	39	Chief Operating Officer
Russell B. Stevenson, Jr.	64	Senior Vice President, General Counsel and Secretary
Andrew C. Petrik	42	Vice President, Controller and Treasurer
Stephen P. Bradley, Ph.D. (1)(3)(4)	64	Director
Harvey B. Cash (1)(2)(4)	67	Director
Don H. Davis, Jr. (1)(2)	66	Director
Lawton W. Fitt (1)(3)	52	Director
Judith M. O’Brien (1)(2)(4)	55	Director
Michael J. Rowny (1)(3)	55	Director
Gerald H. Taylor (1)(2)	64	Director

(1)	Ciena’s Directors hold staggered terms of office, expiring as follows: Messrs. Bradley, Davis and Taylor in 2006; Ms. Fitt, Dr. Nettles and Mr. Rowny in 2007; and Ms. O’Brien and Messrs. Cash and Smith in 2008.

(2)	Member of the Compensation Committee

(3)	Member of the Audit Committee

(4)	Member of the Governance and Nominations Committee
     Patrick H. Nettles, Ph.D. has served as a Director of Ciena since April 1994 and as Executive Chairman of the Board of Directors since May 2001. From October 2000 to May 2001, Dr. Nettles was Chairman of the Board and Chief Executive Officer of Ciena, and he was President and Chief Executive Officer from April 1994 to October 2000. Dr. Nettles serves as a Trustee for the California Institute of Technology and serves on the board of directors of Axcelis Technologies, Inc. and The Progressive Corporation. Dr. Nettles also serves on the board of directors of Carrius Technologies, Inc., a privately held company.
     Gary B. Smith has served as President and Chief Executive Officer since May 2001 and has served on Ciena’s Board of Directors since October 2000. Mr. Smith previously served as President and Chief Operating Officer from October 2000 to May 2001 and as Senior Vice President, Chief Operating Officer from August 1999 to October 2000. Mr. Smith served as Senior Vice President, Worldwide Sales from September 1998 to August 1999, and he was previously Vice President of International Sales since joining Ciena in November 1997. Mr. Smith serves on the board of directors for CommVault Systems, Inc., a privately held company, and the American Electronics Association. Mr. Smith also serves as a member of the Global Information Infrastructure Commission.
     Stephen B. Alexander joined Ciena in 1994 and has served as Senior Vice President and Chief Technology Officer of Ciena since January 2000 and Senior Vice President of Products & Technology since October 2005. Prior to becoming General Manager of Products & Technology, Mr. Alexander served as General Manager of Transport and Switching and Data Networking during 2004 and 2005. Mr. Alexander served as Ciena’s Vice President and Chief Technology Officer from September 1998 to January 2000. Mr. Alexander serves on the Federal Communications Commission Technology Advisory Council.
     Joseph R. Chinnici joined Ciena in 1994 and has served as Ciena’s Senior Vice President, Finance and Chief Financial Officer since August 1997. Mr. Chinnici serves on the board of directors for Brix Networks, Inc., a privately held company.
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

     Arthur Smith, Ph.D. has served as Chief Operating Officer since October 2005. Dr. Smith served as Senior Vice President, Global Operations from September 2003 to October 2005. Previously, Dr. Smith served as Senior Vice President, Worldwide Customer Services and Support from June 2002 to September 2003 and as Senior Vice President, Core Transport Division, from May 2001 through June 2002. Prior to May 2001, Dr. Smith held engineering management positions in Ciena’s Transport Division since joining Ciena in May 1997.
     Russell B. Stevenson, Jr. has served as Senior Vice President, General Counsel and Secretary since joining Ciena in August 2001. From March 2000 to August 2001, Mr. Stevenson was Executive Vice President, General Counsel and Secretary of ARBROS Communications, Inc., an integrated communications provider. From 1996 to 2000, Mr. Stevenson was Executive Vice President and General Counsel of CyberCash, Inc.
     Andrew C. Petrik joined Ciena in 1996 and has served as Vice President, Controller and Treasurer of Ciena since August 1997.
     Stephen P. Bradley, Ph.D. has served as a Director of Ciena since April 1998. Professor Bradley is the William Ziegler Professor of Business Administration and teaches Competitive and Corporate Strategy in the Advanced Management Program at the Harvard Business School. A member of the Harvard faculty since 1968, Professor Bradley is also Chairman of Harvard’s Executive Program in Competition and Strategy: Building and Sustaining Competitive Advantage. Professor Bradley serves on the board of directors of the Risk Management Foundation of the Harvard Medical Institutions and i2 Technologies, Inc.
     Harvey B. Cash has served as a Director of Ciena since April 1994. Mr. Cash is a general partner of InterWest Partners, a venture capital firm in Menlo Park, California, that he joined in 1985. Mr. Cash serves on the board of directors of First Acceptance Corp., i2 Technologies, Inc., Silicon Laboratories, Inc. and Staktek Holdings, Inc. Mr. Cash also serves on the board of directors of Voyence Inc., a privately held company.
     Don H. Davis, Jr. has served as a Director of Ciena since March 2002. From February 1998 to February 2005, Mr. Davis served as Chairman of the Board of Rockwell Automation, Inc. (formerly Rockwell International Corporation). Mr. Davis also served Rockwell Automation as Chief Executive Officer, from October 1997 to February 2004, and as President and Chief Operating Officer, from 1995 to 1997. Mr. Davis serves on the board of directors of Rockwell Automation, Illinois Tool Works, Inc. and Journal Communications, Inc. Mr. Davis is also a member of the Business Council, the Business Roundtable, and The Conference Board. Mr. Davis is also a past chairman of the Board of Governors of the National Electrical Manufacturers Association.
     Lawton W. Fitt has served as a Director of Ciena since November 2000. From October 2002 to March 2005, Ms. Fitt served as Director of the Royal Academy of Arts in London. From 1979 to October 2002, Ms. Fitt was an investment banker with Goldman Sachs & Co., where she was a partner from 1994, and a managing director from 1996 to October 2002. Ms. Fitt is a trustee of the Darden School Foundation and a director of Reuters PLC and Citizens Communications Company.
     Judith M. O’Brien has served as a Director of Ciena since July 2000. Since February 2001, Ms. O’Brien has been a Managing Director at Incubic Venture Fund, a venture capital firm in Mountain View, California. From February 1984 until February 2001, Ms. O’Brien was a partner with Wilson Sonsini Goodrich & Rosati, where she specialized in corporate finance, mergers and acquisitions and general corporate matters. Ms. O’Brien serves on the board of directors of Arcturus Bioscience, Inc., GeoVector Corporation, Grandis Inc., and Mistletoe Technologies, Inc., all of which are privately held companies.
     Michael J. Rowny has served as a Director of Ciena since August 2004. Mr. Rowny has been Chairman of Rowny Capital, a private equity firm, since 1999. From 1994 to 1999, and previously from 1983 to 1986, Mr. Rowny was with MCI Communications in positions including President and Chief Executive Officer of MCI’s International Ventures, Alliances and Correspondent group, acting Chief Financial Officer, Senior Vice President of Finance, and Treasurer. Mr. Rowny serves on the board of directors of Llamagraphics, Inc. and is chairman of Step 9 Software Corporation, all of which are privately held companies.
     Gerald H. Taylor has served as a Director of Ciena since January 2000. Mr. Taylor has served as a Managing Member of mortonsgroup, LLC, a venture partnership specializing in telecommunications and information technology, since January 2000. From 1996 to 1998, Mr. Taylor was Chief Executive Officer of MCI Communications Corporation. Mr. Taylor serves on the board of directors of Lafarge North America Inc.

Item 1A. Risk Factors
     Investing in our securities involves a high degree of risk. In addition to the other information contained in this report, you should consider the following risk factors before investing in our securities.
We face intense competition that could hurt our sales and our ability to achieve and maintain profitability.
     The markets in which we compete for sales of networking equipment, software and services are extremely competitive, particularly the market for sales to telecommunications service providers. Competition in these markets is based on any one or a combination of the following factors: price, functionality, manufacturing capability, installation, services, existing business and customer relationships, scalability and the ability of products and services to meet customers’ immediate and future network requirements. A small number of very large companies have historically dominated the communications networking equipment industry. Our industry has also increasingly experienced competition from low-cost producers in Asia. Many of our competitors have substantially greater financial, technical and marketing resources, greater manufacturing capacity and better established relationships with incumbent carriers and other potential customers than Ciena. As a result of increased merger activity among communication service providers, there has been speculation of consolidation among networking equipment providers, which, if it occurred, could cause some competitors to grow even larger and more powerful.
     We also compete with a number of smaller companies that provide significant competition for a specific product or market. These competitors often base their products on the latest available technologies. Due to the narrower focus of their efforts, these competitors may achieve commercial availability of their products more quickly and may be more attractive to customers. As we continue to expand our channel sales strategy, we also may face competition from resellers and distributors of some of our products, who may be competitors in other customer markets or with respect to complementary technologies.
     Increased competition in our markets has resulted in aggressive business tactics, including:
•	intense price competition;

•	discounting resulting from sales of used equipment or inventory that a competitor has written down or written off;

•	early announcements of competing products and extensive marketing efforts;

•	“one-stop shopping” options;

•	competitors offering to repurchase our equipment from existing customers;

•	customer financing assistance;

•	marketing and advertising assistance; and

•	intellectual property assertions and disputes.
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
     Other factors contribute to fluctuations in our revenue and operating results, including:
•	fluctuations in demand for our products and the timing and size of customer orders, particularly from our telecommunications service provider customers;

•	satisfaction of contractual customer acceptance criteria and related revenue recognition issues, particularly in the case of multi-vendor or multi-technology network builds where the achievement of certain performance thresholds for acceptance may involve the readiness and performance of the customer and other providers;

•	changes in customers’ requirements, including changes or cancellations to orders from customers;

•	the introduction of new products by us or our competitors;

•	readiness of customer sites for installation;

•	manufacturing and shipment delays and deferrals;

•	actual events, outcomes and amounts that differ from our assumptions and estimates used in our determination of the value of certain assets (including goodwill and other intangible assets), liabilities and other items reflected in our financial statements;

•	any significant payment by us associated with the resolution of pending legal proceedings;

•	changes in accounting rules; and

•	changes in general economic conditions as well as those specific to our market segments.
     Many of these factors are beyond our control. Any one or a combination of the factors above may cause our revenue and operating results to fluctuate from quarter to quarter.
Our gross margin may fluctuate from quarter to quarter and our product gross margins may be adversely affected by a number of factors, some of which are beyond our control.
     Our gross margin fluctuates from period to period and our product gross margins may continue to be adversely affected by numerous factors, including:
•	increased price competition, including competition from low-cost producers in Asia;

•	the mix in any period of higher and lower margin products and services;

•	sales volume during the period;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our products;

•	our ability to reduce product manufacturing costs;

•	introduction of new products, with initial sales at relatively small volumes with resulting higher production costs; and

•	increased warranty or repair costs.
     We expect product gross margin to continue to fluctuate from quarter to quarter. Fluctuations in product gross margin may make it difficult to manage our business and attain profitability.
Our business and results of operations could continue to be adversely affected by conditions in the communications industry.
     The last few years have seen substantial changes in the communications industry. Many of our customers and potential customers, including telecommunications service providers that have historically provided a significant portion of our sales, have confronted static or declining revenue for their traditional voice services. Traditional communications service providers are under increasing competitive pressure from providers within their industry and other participants that offer, or seek to offer, overlapping or similar services. These pressures are likely to continue to cause communications service providers to seek to minimize the costs of the equipment that they buy. These competitive pressures may result in pricing becoming a more important factor in customer purchasing decisions. Increased focus on pricing may favor low-cost communications equipment vendors in Asia and larger competitors that can spread the effect of price discounts across a broader offering of products and services and across a larger customer base.
     In 2005, several large communications service providers announced merger transactions. These include the mergers of Verizon and MCI, and SBC and AT&T, all of which have been significant customers during prior periods. These mergers will have a major impact on the future of the telecommunications industry. They will further increase concentration of purchasing power among a few large service providers and may result in delays in, or the curtailment of, investments in communications networks, as a result of changes in strategy, network overlap, cost reduction efforts or other considerations.
     The impact of the market factors above may affect our business and results of operations, in several meaningful ways:
•	capital expenditures by customers or potential customers may be flat or reduced;

•	we will continue to have only limited ability to forecast the volume and product mix of our sales; and

•	managing our expenditures and inventory will be difficult in light of the uncertainties surrounding our business.

     Any one or a combination of these factors could have a material adverse impact on our business, financial condition and results of operations.
We may not be successful in selling our products into new markets and developing and managing new sales channels.
     We continue to take steps to sell our expanded product portfolio into new markets and to a broader customer base, including enterprises, cable operators, and federal, state and local governments. To succeed in these new markets, we believe we must develop and manage new sales channels and distribution arrangements. We expect these relationships to be an increasing part of our business as we seek to grow. Because we have only limited experience in developing and managing such channels, we may not be successful in reaching additional customer segments, expanding into new geographical regions, or reducing the financial risks of entering new markets and pursuing new customer segments. In addition, sales to federal, state and local governments require compliance with complex procurement regulations with which we have little experience. We may be unable to increase our sales to government contractors if we determine that we cannot comply with applicable regulations. Our failure to comply with regulations for existing contracts could result in civil, criminal or administrative proceedings involving fines and suspension or debarment from federal government contracts. Failure to succeed in these new markets will adversely affect our ability to grow our customer base and revenues.
Network equipment sales to large communications service providers often involve a lengthy sales cycle and protracted contract negotiation. If we do not maintain and expand our sales with large communications service providers, our revenues and results of operations will suffer.
     In recent years we have sought to add large, incumbent communication service providers as customers for our products, software and services. Our future success will depend on our ability to maintain and expand our sales to existing and new communications service provider customers. Many of our competitors have long-standing relationships with such customers, which can pose significant obstacles to our sales efforts. In addition, sales to large communications service providers typically involve lengthy sales cycles, protracted or difficult contract negotiations and extensive product testing and network certification. Communications service providers may insist upon terms and conditions, including terms that negatively affect pricing, payment and the timing of revenue recognition, that we deem too onerous or not in our best interest. As a result of the obstacles above, we may incur substantial expenses and devote time and resources to potential relationships that never materialize or meet our expectations. Our revenues and results of operations will suffer if we are unable to expand our business with and sales to large communications service providers.
We may be subject to shortages in component supply or manufacturing capacity that could increase our costs, delay our delivery of products and adversely affect our results of operations.
     As we have expanded our product portfolio, increased our use of contract manufacturers and increased our product sales in recent years, manufacturing capacity and supply constraints related to components and subsystems have become increasingly significant issues for us. We expect that our growth and ability to meet customer demands will depend in part on the availability of component supply and manufacturing capacity. We have experienced component shortages in the past that have affected our operations. We may experience supply shortages and manufacturing capacity constraints in the future as a result of difficulties with our suppliers or contract manufacturers or our failure to adequately forecast our component or manufacturing needs. We may also experience shortages as a result of an increase in demand for those parts that we require. Growth in customer demand for the communications networking products provided by us and our competitors could result in increased supply constraints globally among providers of components. Because EMS providers are subject to many of the same risks as equipment vendors serving the communications industry, many EMS providers have experienced their own financial difficulties in recent years, which may affect their ability to obtain components and to timely deliver products to us or to our end users. If shortages or delays persist, the price of these components may increase, or the components may not be available at all. If we are unable to secure the components or subsystems that we require at reasonable prices, or are unable to secure manufacturing capacity adequate to meet our needs, our revenue and gross margins could be materially affected. We may also be subject to payment of liquidated damages under customer contracts for delays and our reputation may be harmed.
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
     Because we outsource the manufacturing of many of our products to EMS providers and use a direct order fulfillment model for certain products, through which our suppliers manufacture, test and deliver our products on our behalf to customers, we may be subject to product performance problems as a result of the acts or omissions of these third parties.
We must continue to make substantial and prudent investments in product development in order to keep pace with technological advances and succeed in existing and new markets for our products.
     In order to be successful, we must balance our initiatives to reduce our operating costs against the need to keep pace with technological advances. The market for communications networking equipment, software and services is characterized by rapid technological change, frequent introductions of new products, and recurring changes in customer requirements. To succeed, we must continue to develop new products and new features for existing products that meet customer requirements and market demand. In addition, we must be able to identify and gain access, including any applicable third party licenses, to new technologies as our market segments evolve. Because our market segments are constantly evolving, we may allocate development resources toward products or technologies for which market demand is lower than anticipated. We may ultimately decide that such lower than expected demand no longer warrants continued investment in a product or technology. These decisions are difficult and may be disruptive to our business and our relationship with customers. Managing our efforts to keep pace with new technologies and reduce operating expense is difficult and there is no assurance that we will be successful.
We may be required to take further write-downs of goodwill and other intangible assets.
     As of October 31, 2005, we had $232.0 million of goodwill on our balance sheet. This amount primarily represents the remaining excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At October 31, 2005, we had $120.3 million of other intangible assets on our balance sheet. The amount primarily reflects purchased technology from our acquisitions. At October 31, 2005, goodwill and other intangible assets represented approximately 21.0% of our total assets. During the fourth quarter of 2005, we incurred a goodwill impairment charge of approximately $176.6 million and an impairment of other intangibles of $45.7 million. If we are required to record additional impairment charges related to goodwill and other intangible assets, such charges would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our earnings per share or net loss per share could be materially adversely affected in such period.
We may experience unanticipated delays in the development and enhancement of our products that may negatively affect our competitive position and business.
     Because our products are based on complex technology, we can experience unanticipated delays in developing, improving, manufacturing or deploying them. Each step in the development life cycle of our products presents serious risks of failure, rework or delay, any one of which could decrease the timing and cost effective development of such product and could affect customer acceptance of the product. Specialized application specific integrated circuits (“ASICs”) and intensive software testing and validation are key to the timely introduction of enhancements to several of our products, and schedule delays are common in the final validation phase, as well as in the manufacture of specialized ASICs. In addition, unexpected intellectual property disputes, failure of critical design elements, and a host of other execution risks may delay or even prevent the introduction of these products. If we do not develop and successfully introduce products in a timely manner, our competitive position may suffer and our business, financial condition and results of operations would be harmed.
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
     In recent years, we have filed suit to enforce our intellectual property rights and have been subject to several claims of patent infringement, including our pending patent litigation with Nortel Networks. We may become involved in additional disputes in the future. We have and may continue to become involved in disputes as a result of our indemnification obligations to customers or resellers that purchase our products. Such lawsuits can be costly, may significantly divert the time and attention of our personnel and may result in counterclaims of infringement. In some cases, we have been required to pay the patent holders substantial sums or enter into license agreements requiring ongoing royalty payments in order to resolve these matters. The frequency of assertions of patent infringement is increasing as patent holders, including entities that are not in our industry and that purchase patents as an investment or to monetize such rights by obtaining royalties, use such actions as a competitive tactic as well as a source of additional revenue. If we are sued for infringement and are unsuccessful in defending the suit, we could be subject to significant damages, and our business and results of operations could be adversely affected.
We may be required to write off significant amounts of inventory.
     In recent years, we have placed the majority of our orders to manufacture components or complete assemblies for many of our products only when we have firm orders from our customers. Because this practice can result in delays in the delivery of products to customers, we are increasingly ordering equipment and components from our suppliers based on forecasts of customer demand across all of our products. We believe this change is necessary in response to increased customer insistence upon shortened delivery terms. This change in our inventory purchases exposes us to the risk that our customers will not order those products for which we have forecasted sales, or will purchase fewer than the number of products we have forecasted. In such event, we may be required to write off, or write down inventory, potentially resulting in an accounting charge that could materially affect our results of operations for the quarter in which such charge occurs.
We must manage our relationships with EMS providers in order to ensure that our product requirements are met timely and effectively.
     We rely on EMS providers to perform the majority of the manufacturing operations for our products and components, and are increasingly utilizing overseas suppliers, particularly in Asia. The qualification of these providers is an expensive and time-consuming process, and these manufacturers build product for other companies, including our competitors. We are constantly reviewing our manufacturing capability, including the work of our EMS providers, to ensure that our production requirements are met in terms of cost, capacity, quality and reliability. From time to time, we may decide to transfer the manufacturing of a product from one EMS provider to another, to better meet our production needs. It is possible that we may not effectively manage this transition or the new contract manufacturer may not perform as well as expected and, as a result, we may not be able to fill orders in a timely manner, which could harm our business. In addition, we do not have contracts in place with some of these providers. Our inability to effectively manage our relationships with our EMS providers, particularly overseas, could negatively affect our business and results of operations.
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
     We market, sell and service our products globally. We have established offices around the world, including in North America, Europe, Latin America and the Asia Pacific region. In addition, we are increasingly relying upon overseas suppliers, particularly in Asia, to manufacture our products and components. In 2005, we established a development operation in India to pursue offshore development resources. We expect that our international activities will be dynamic over the foreseeable future as we enter some new markets and withdraw from or reduce operations in others in order to match our resources with revenue opportunities. These changes to our international operations will require significant management attention and financial resources. In some countries, our success will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products.
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
     In order to reduce ongoing operating expenses and maximize our technology resources, we have established a development operation in India. We have limited experience in offshoring our business functions and there is no assurance that our plan will enable us to achieve meaningful cost reductions or greater resource efficiency. Further, offshoring to India involves significant risks, including:
•	the hiring and retention of appropriate engineering resources;

•	the knowledge transfer related to our technology and exposure to misappropriation of intellectual property or confidential information, including information that is proprietary to us, our customers and other third parties;

•	heightened exposure to changes in the economic, security and political conditions of India;

•	currency exchange and tax risks associated with offshore operations; and

•	development efforts that do not meet our requirements because of language, cultural or other differences associated with international operations, resulting in errors or delays.
     Difficulties resulting from the factors above and other risks associated with offshoring could impair our development efforts, harm our competitive position and damage our reputation with existing and potential customers. These factors could be disruptive to our business and may cause us to incur substantial unanticipated costs or expose us to unforeseen liabilities.
The steps that we are taking to restructure our operations and align our resources with market opportunities could disrupt our business.
     We have taken several steps, including reductions in force, dispositions of assets and office closures, and internal reorganization of our sales and engineering functions to reduce the size and cost of our operations and to better match our resources with our market opportunities. During the next twelve months we expect to take additional steps to reduce our operating expenses. These efforts could be disruptive to our business. Reductions to headcount and other cost cutting measures may result in the loss of technical expertise that could adversely affect our research and development efforts and ability to meet product development schedules. Efforts to reduce components of operating expense often result in the recording of accounting charges, such as inventory and technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from resellers or users of discontinued products. If we are required to take a substantial charge, our earnings per share or net loss per share would be adversely affected in such period. If we cannot manage our cost reduction and restructuring efforts effectively, our business, results of operations and financial condition could be harmed.
Our exposure to the credit risks of our customers and resellers may make it difficult to collect receivables and could adversely affect our operating results and financial condition.
     Industry and economic conditions have weakened the financial position of some of our customers. To sell to some of these customers, we may be required to take risks of uncollectible accounts. We may be exposed to similar risks relating to third party resellers and other sales channel partners, as we intend to increasingly utilize such parties as we enter into new geographic regions, particularly in Europe. While we monitor these situations carefully and attempt to take appropriate measures to protect ourselves, it is possible that we may have to write down or write off doubtful accounts. Such write-downs or write-offs would negatively affect our operating results for the period in which they occur, and, if large, could have a material adverse effect on our operating results and financial condition.
If we are unable to attract and retain qualified personnel, we may be unable to manage our business effectively.
     If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development of existing and new products. If we lose members of our management team or other key personnel, it may be difficult to replace them. Competition for highly skilled technical and other personnel with experience in our industry can be intense. Because we generally do not have employment contracts with our employees, we must rely upon providing competitive compensation packages and a dynamic work environment to retain and motivate employees. We have paid our employees significantly reduced or no bonuses for several years. In addition, we have informed employees that we will not be issuing stock options at the same level as historical grants. Because our compensation packages often include equity-based incentives, pressure on our stock price could affect our ability to continue to offer competitive compensation packages to our employees. In addition to these compensation issues, we must continue to motivate and retain employees, which may be difficult due to morale challenges posed by our workforce reductions in recent years.
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
     Historically, our primary exposure to currency exchange rates has been related to non-U.S. dollar denominated operating expenses in Europe, Asia and Canada where we sell primarily in U.S. dollars. As we increase our international sales and utilization of international suppliers, we may decide to transact additional business in currencies other than the U.S. dollar. As a result, we would be subject to the impact of foreign exchange translation on our financial statements. For those countries outside the United States where we have significant sales, a devaluation in the local currency would result in reduced revenue and operating profit and reduce the value of our local inventory presented in our financial statements. In addition, fluctuations in foreign currency exchange rates may make our products more expensive for customers to purchase or increase our operating costs, thereby adversely affecting our competitiveness. To date, we have not significantly hedged against foreign currency fluctuations; however, we may pursue hedging alternatives in the future. Although exposure to currency fluctuations to date has not had an adverse effect on our business, there can be no assurance that exchange rate fluctuations in the future will not have a material adverse effect on our revenue from international sales and, consequently, our business, operating results and financial condition.
Our stock price is volatile.
     Our common stock price has experienced substantial volatility in the past, and may remain volatile in the future. Volatility can arise as a result of a number of the factors discussed in this “Risk Factors” section, as well as divergence between our actual or anticipated financial results and published expectations of analysts, and announcements that we, our competitors, or our customers may make.
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     As of October 31, 2005, all of our properties are leased. Our principal executive offices are located in Linthicum, Maryland. We lease nine facilities related to the ongoing operations of our four business segments and related functions. These include four buildings located at various sites near Linthicum, Maryland, including: an engineering facility, two manufacturing facilities, and one administrative and sales facility. We also have engineering and/or service facilities located in Alpharetta, Georgia; Shrewsbury, New Jersey; Acton, Massachusetts; and Kanata, Canada. In fiscal 2005, we took steps toward the establishment of a development facility in Gurgaon, India and a manufacturing support office in Shenzhen, Peoples Republic of China. We also lease various small offices in the United States and abroad to support our sales and services. We believe the facilities we are now using are adequate and suitable for our business requirements.

     We lease a number of properties that we no longer occupy. As part of our restructuring costs, we provide for the estimated cost of the net lease expense for these facilities. The cost is based on the fair value of future minimum lease payments under contractual obligations offset by the fair value of the estimated future sublease payments that we may receive. As of October 31, 2005, our accrued restructuring liability related to these properties was $69.5 million. If actual market conditions relating to the use of these facilities are less favorable than those projected by management, additional restructuring costs associated with these facilities may be required. For additional information regarding Ciena’s lease obligations, See Item 8. “Financial Statements and Supplementary Data.”
Item 3. Legal Proceedings
     On October 3, 2000, Stanford University and Litton Systems filed a complaint in the United States District Court for the Central District of California against Ciena and several other defendants, alleging that optical fiber amplifiers incorporated into certain of those parties’ products infringe U.S. Patent No. 4,859,016 (the “‘016 Patent”). The complaint seeks injunctive relief, royalties and damages. On October 10, 2003, the court stayed the case pending final resolution of matters before the U.S. Patent and Trademark Office (the “PTO”), including a request for and disposition of a reexamination of the ‘016 Patent. On October 16, 2003 and November 2, 2004, the PTO granted reexaminations of the ‘016 Patent, resulting in a continuation of the stay of the case. On July 11, 2005, the PTO issued a Notice of Intent to Issue an Ex Parte Reexamination Certificate and a statement of Reasons for Patentability/Confirmation, stating its intent to confirm all claims of ‘016 Patent. As a result, on October 10, 2005, Litton Systems filed a motion with the district court for an order lifting the stay of the case, and defendant Pirelli S.p.A. filed with the PTO a new request for ex parte reexamination of the ‘016 Patent. On December 15, 2005, the PTO denied Pirelli’s request for reexamination. On December 19, 2005, the district court denied Litton Systems’ motion to lift the stay. We believe that we have valid defenses to the lawsuit and intend to defend it vigorously in the event the stay of the case is lifted.
     As a result of our merger with ONI Systems Corp. in June 2002, we became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of ONI’s common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Ms. Davis have been dismissed from the action without prejudice pursuant to a tolling agreement. In July 2004, following mediated settlement negotiations, the plaintiffs, the issuer defendants (including Ciena), and their insurers entered into a settlement agreement, whereby the plaintiffs’ cases against the issuers are to be dismissed. The plaintiffs and issuer defendants subsequently moved the court for preliminary approval of the settlement agreement, which motion was opposed by the underwriter defendants. On February 15, 2005, the district court granted the motion for preliminary approval of the settlement agreement, subject to certain modifications to the proposed bar order, and directed the parties to submit a revised settlement agreement reflecting its opinion. On August 31, 2005, the district court issued a preliminary order approving the stipulated settlement agreement, approving and setting dates for notice of the settlement to all class members, and scheduling the fairness hearing for April 2006. After the fairness hearing, if the court determines that the settlement is fair to the class members, the settlement will be approved.
     On January 18, 2005, Ciena filed a complaint in the United States District Court, Eastern District of Texas, Marshall Division against Nortel Networks, Inc., Nortel Networks Corporation and Nortel Networks Limited (collectively, “Nortel”), which complaint was subsequently amended. Ciena’s amended complaint charges Nortel with infringement of nine patents related to Ciena’s communications networking systems and technology. Ciena seeks to enjoin Nortel’s infringing activities and recover damages caused by such infringement. On March 14, 2005, Nortel filed an answer to Ciena’s complaint and a counterclaim against Ciena, each of which have subsequently been amended. Nortel’s amended counterclaim charges Ciena with infringement of 13 patents related to Nortel’s communications networking systems and technology, including certain of Nortel’s SONET, ATM and VLAN systems and technology. Nortel’s counterclaim seeks injunctive relief and damages. Trial on 13 of the 22 total patents in suit (six for Ciena and seven for Nortel) is currently scheduled for June 2006.
     In addition to the matters described above, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material effect on our results of operations, financial position or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2005.

PART II
Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters
     (a) Ciena’s common stock is traded on the NASDAQ National Market under the symbol “CIEN.” The following table sets forth for the fiscal periods indicated the high and low sales prices of Ciena common stock, as reported on the NASDAQ National Market.

	Price Range of Common Stock
	High	Low
Fiscal Year 2004
First Quarter ended January 31	$8.14	$5.63
Second Quarter ended April 30	$7.44	$4.06
Third Quarter ended July 31	$4.20	$2.66
Fourth Quarter ended October 31	$2.93	$1.67

Fiscal Year 2005
First Quarter ended January 31	$3.50	$2.20
Second Quarter ended April 30	$2.95	$1.64
Third Quarter ended July 31	$2.65	$2.05
Fourth Quarter ended October 31	$2.90	$2.04
     The market price of Ciena’s common stock has fluctuated significantly and may be subject to significant fluctuations in the future. See Item 1A. “Risk Factors” above.
     As of December 31, 2005, there were approximately 2,423 holders of record of Ciena’s common stock and 580,879,132 shares of common stock outstanding.
     Ciena has never paid cash dividends on its capital stock. If we return to profitability, we intend to retain earnings for use in our business, and we do not anticipate paying any cash dividends in the foreseeable future.
          (b) Not applicable.
          (c) The following table provides information with respect to any purchase made by or on behalf of Ciena, or any “affiliated purchaser” as defined in 17 C.F.R. § 240.10b-18(a)(3), of shares of any class of equity securities registered by Ciena pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

	(a)	(b)	(c)	(d)
Maximum
number (or
			Total number of	appropriate
			shares	dollar value) of
			purchased as	shares that may
			part of publicly	yet be
	Total number of		announced	purchased
	shares	Average price	plans or	under the plans
Period	purchased	paid per share	programs (1)	or programs
July 31, 2005 through August 27, 2005	3,433	$0.12	3,433	*
August 28, 2005 through September 24, 2005	—	—	—	*
September 25, 2005 through October 29, 2005	492	$0.12	492	*

Total	3,925	$0.12	3,925	*

*	Not applicable. See description of repurchase activity below.

(1)	As initially disclosed in our Form 10-Q for the first quarter of fiscal 2005, Ciena does not repurchase its shares in open market transactions. The repurchase activity in the table above consists solely of Ciena’s repurchase of outstanding shares in private transactions with certain former employees. Pursuant to the terms of equity compensation plans and certain award agreements that Ciena assumed in connection with its acquisitions of WaveSmith Networks and Catena Networks, employees may exercise stock options or restricted stock prior to vesting. Under these plans, upon the employee’s termination of employment, Ciena is granted the right to repurchase the shares issued, to the extent that the option or restricted stock has not vested, at the grantee’s exercise price. If Ciena does not exercise this repurchase right, the shares vest and remain owned by the grantee.

Ciena believes it is in the best interest of its shareholders, and it is corporate practice, to repurchase shares subject to these award agreements if the closing price of such shares on the NASDAQ National Market during the 30 day period following the grantee’s separation or termination of employment is greater than the grantee’s exercise price. At the end of our fourth quarter of fiscal 2005, 81,904 outstanding shares remained subject to repurchase pursuant to the terms above. This number of shares subject to Ciena repurchase will (i) increase, to the extent that holders of equity awards under these plans exercise any options or restricted stock that have not yet vested, and (ii) decrease, as such awards vest pursuant to their terms and Ciena’s repurchase rights lapse.
Item 6. Selected Consolidated Financial Data
     The following selected consolidated financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in Item 8. “Financial Statements and Supplementary Data.” Ciena has a 52 or 53 week fiscal year, which ends on the Saturday nearest to the last day of October in each year. For purposes of financial statement presentation, each fiscal year is described as having ended on October 31. Fiscal 2002, fiscal 2003, fiscal 2004 and fiscal 2005 comprised 52 weeks and fiscal 2001 comprised 53 weeks.

	As of October 31,
	(in thousands)
	2001	2002	2003	2004	2005
Cash, cash equivalents, short and long term investments	$1,795,141	$2,078,464	$1,626,218	$1,285,578	$1,108,256
Total assets	3,317,301	2,751,022	2,378,165	2,137,054	1,675,229
Long-term obligations, excluding current portion	869,865	999,935	861,149	824,053	761,398
Stockholders’ equity	$2,128,982	$1,527,269	$1,330,817	$1,154,422	$735,367

	Year Ended October 31,
	(in thousands, except per share data)
	2001	2002	2003	2004	2005

Revenue	$1,603,229	$361,155	$283,136	$298,707	$427,257
Cost of goods sold	904,549	596,034	210,091	226,954	291,067

Gross profit (loss)	698,680	(234,879)	73,045	71,753	136,190

Operating expenses:
Research and development	235,831	239,619	199,699	198,850	132,841
Selling and marketing	146,949	130,276	103,193	108,259	110,618
General and administrative	57,865	52,612	38,478	27,274	33,082
Stock compensation costs:
Research and development	17,783	15,672	12,824	6,514	4,404
Selling and marketing	8,378	3,560	2,728	4,051	4,404
General and administrative	15,206	1,092	1,225	1,318	633
Amortization of intangible assets	4,413	8,972	17,870	30,839	38,782
In-process research and development	45,900	—	2,800	30,200	—
Restructuring costs	7,039	98,093	13,575	57,107	18,018
Goodwill impairment	1,719,426	557,286	—	371,712	176,600
Long-lived asset impairment	8,400	127,336	47,176	15,926	45,862
Recovery of sale, export, use tax liabilities and payments	—	—	—	(5,388)	—
Provision (benefit) for doubtful accounts	(6,579)	14,813	—	(2,794)	2,602
Amortization of goodwill	177,786	—	—	—	—

Total operating expenses	2,438,397	1,249,331	439,568	843,868	567,846

Loss from operations	(1,739,717)	(1,484,210)	(366,523)	(772,115)	(431,656)
Interest and other income, net	63,579	61,145	42,959	22,908	28,311
Interest expense	(30,591)	(45,339)	(36,331)	(26,813)	(25,430)
Loss on equity investments, net	—	(15,677)	(4,760)	(4,107)	(9,486)
Gain (loss) on extinguishment of debt	—	(2,683)	(20,606)	(8,216)	3,882

Loss before income taxes	(1,706,729)	(1,486,764)	(385,261)	(788,343)	(434,379)
Provision for income taxes	87,333	110,735	1,256	1,121	1,320

Net loss	$(1,794,062)	$(1,597,499)	$(386,517)	$(789,464)	$(435,699)

Basic and diluted net loss per common and dilutive potential common share	$(5.75)	$(4.37)	$(0.87)	$(1.51)	$(0.76)

Weighted average basic common and dilutive potential common shares outstanding	311,815	365,202	446,696	521,454	575,187

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and Ciena’s consolidated financial statements and notes thereto included elsewhere in this report on Form 10-K.
Overview
     We have undertaken a number of significant steps to position Ciena to take advantage of new opportunities in the communications networking equipment market. These steps have included the expansion of our product portfolio and the enhancement of product functionality through internal research and development and acquisitions. Our strategy has been to build upon our historical expertise in core optical networking by adding complementary products, software and services that enable our customers to transition their network infrastructure to support new high bandwidth applications and network convergence. This strategy has enabled us to increase penetration of our historical telecommunications customers with additional products and to broaden our addressable markets to include participants in the cable, government and enterprise segments. It also has resulted in increased revenues and improved gross margin. Our fiscal 2005 financial results reflect the effects of this strategy.

     Revenue increased 43.0% from $298.7 million in fiscal 2004 to $427.3 million in fiscal 2005. Revenue was $118.2 million for the fourth quarter of fiscal 2005, representing the seventh consecutive sequential quarterly increase. Revenue for fiscal 2005 reflects our first full year of sales of products added from our acquisitions of Catena Networks and Internet Photonics during the third quarter of 2004. Revenue in fiscal 2005 also reflects increased sales of our traditional core transport and switching products. During fiscal 2005, BellSouth, Verizon and SAIC (as a result of our work on the United States Defense Information Systems Agency’s Global Information Grid Bandwidth Expansion (GIG-BE) project), each represented more than 10% of Ciena’s total revenue, and 31.3% in the aggregate. In 2005, Ciena was chosen as a preferred supplier for the optical transmission portion of BTs 21st Century Network, or 21CN. This project is based largely on deploying next generation equipment and will permit BT to migrate its services from a public switched telephone network to a single, multiservice, internet based protocol network. While we recognized no revenue in 2005 as a result of this project, we expect to recognize significant revenues from this project in fiscal 2006.
     Gross margin increased from 24.0% in fiscal 2004 to 31.9% in fiscal 2005. Gross margin for the fourth quarter of fiscal 2005 was 39.9%. Increased gross margin reflects favorable product mix, cost reductions and improved manufacturing efficiencies. We continue to focus on aggressive cost reductions across all of our product lines, including product redesign relating to our long-haul transport and metro transport products, in an effort to maintain and build upon our gross margin improvement during fiscal 2005.
     We expect continued revenue growth and general improvement in our financial results in fiscal 2006. As a result of what appears to be a trend toward larger orders from our telecommunications service provider customers, however, we may experience increased quarterly fluctuation in our revenue and gross margin during the year. Fluctuations may be caused by the size and timing of these orders, as well as the timing of satisfaction of contractual acceptance criteria. As a result, in any given quarter, our levels of inventory, operating expenses and general overhead may be high relative to revenue.
     Calendar year 2005 witnessed a considerable increase in consolidation activity among U.S. communications service providers. This activity included the merger of SBC and AT&T and the merger of Verizon and MCI, all four of which have been significant customers for Ciena during prior periods. Mergers of large carriers will have a major impact in shaping the future of the telecommunications industry, the historical customer base for our products. These mergers also have the effect of further reducing the number of potential communications service provider customers seeking to purchase networking equipment from vendors and continuing to concentrate customer purchasing power. It is too soon to determine the near-term and long-term effects, if any, that these proposed consolidations will have on our business and revenues.
     During the fourth quarter of 2005, it became apparent that developments in the market for broadband loop carrier products, particularly outside of the United States, would require us to make a substantial commitment of research and development resources in order to compete successfully in this market with our CN 1000™ Next-Generation Broadband Access platform. Given the uncertainties associated with this international market and the magnitude of the investment required, we determined it would not be cost effective to make such investment and suspended research and development for this product. As a result of this decision, we incurred a goodwill impairment of $176.6 million related to our Broadband Access Group (BBG) in fiscal 2005. We also incurred long-lived asset impairments of $45.9 million in fiscal 2005, primarily related to certain intangibles associated with our BBG business unit. Notwithstanding, we continue to invest in our broadband access products and seek to leverage the success of our CNX-5™ Broadband DSL System through IP-related feature and functionality enhancements.
     We also have taken a number of significant steps, including headcount reductions, office closures and outsourcing manufacturing resources, geared toward reducing our ongoing operating expenses. As of October 31, 2005, headcount was 1,497, down from 1,651 at October 31, 2004, and 1,816 at October 31, 2003. Our efforts to reduce headcount and operating expense have resulted in restructuring charges of $18.0 million, $57.1 million and $13.6 million for fiscal years 2005, 2004 and 2003, respectively. We expect to take additional steps to reduce our operating expense and may incur additional restructuring costs during future periods. In fiscal 2005, we also took steps toward the establishment of a development facility in India in order to further improve the efficiency and cost effectiveness of our research and development operations. In early November 2005, we effected a headcount reduction of 57 employees, the majority of whom worked in our Kanata, Canada facility.
     On October 26, 2005, we accelerated the vesting of unvested “out-of-the-money” stock options for approximately 14.1 million shares held by employees, officers and directors under our equity compensation plans. For purposes of the acceleration, options with an exercise price greater than $2.49 per share were deemed “out-of-the-money.” The accelerated options, which are considered fully vested as of October 26, 2005, have exercise prices ranging from $2.50 to $46.99 per share, and a weighted average exercise price of $4.39 per share. We accelerated these options to avoid recognizing future compensation expense associated with these options upon our adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” for fiscal 2006. While we expect the adoption of SFAS 123(R) to increase our stock compensation expense beginning in fiscal 2006, our acceleration of vesting is expected to reduce the stock option expense we otherwise would have been required to record in future periods by approximately $21.5 million on a pre-tax basis.
     During fiscal 2005, we repurchased $41.2 million of our outstanding 3.75% convertible notes, due February 1, 2008, in open market transactions for $36.9 million. We recorded a gain on the extinguishment of debt in the amount of $3.9 million, which consists of the $4.3 million gain from the repurchase of the notes less a write-off of $0.4 million of associated debt issuance costs. We repurchased an additional $106.5 million in principal amount, in open market transactions, during November 2005 and December 2005. These additional repurchases used approximately $98.8 million in cash and resulted in a gain on the extinguishment of debt in the amount of $6.7 million, which consists of the $7.7 million gain from the repurchase of the notes less a write-off of $1.0 million of associated debt issuance costs. We intend to continue to evaluate and pursue opportunities to achieve cost savings relating to the repayment of our outstanding convertible notes when it is prudent to do so.
     We believe that the execution of our strategy has resulted in a significantly changed company, better positioned to compete in a dynamic market. While the execution of this strategy has not been without risk and cost, we believe that this strategy has resulted in a fundamentally stronger company, better positioned for sustainable revenue growth and a return to profitability. While we have more work to do in the execution of our strategy, we believe that our improved financial performance during fiscal 2005 provides a strong base upon which can build in fiscal 2006.
Results of Operations
Fiscal 2004 compared to fiscal 2005
Revenue, cost of goods sold and gross profit
     Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, training costs, royalties, license fees, direct technical support costs, cost of excess and obsolete inventory and overhead related to manufacturing, technical support and engineering, furnishing and installation operations.
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit from fiscal 2004 to fiscal 2005.

	Fiscal Year
					Increase
	2004	%*	2005	%*	(decrease)	%**
Revenue:
Products	$250,210	83.8	$374,275	87.6	$124,065	49.6
Services	48,497	16.2	52,982	12.4	4,485	9.2

Total revenue	298,707	100.0	427,257	100.0	128,550	43.0

Costs:
Products	186,461	62.4	248,931	58.3	62,470	33.5
Services	40,493	13.6	42,136	9.9	1,643	4.1

Total cost of goods sold	226,954	76.0	291,067	68.1	64,113	28.2

Gross profit	$71,753	24.0	$136,190	31.9	$64,437	89.8

*	Denotes % of total revenue

**	Denotes % change from fiscal 2004 to fiscal 2005
     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit from fiscal 2004 to fiscal 2005

	Fiscal Year
					Increase
	2004	%*	2005	%*	(decrease)	%**
Product revenue	$250,210	100.0	$374,275	100.0	$124,065	49.6
Product cost of goods sold	186,461	74.5	248,931	66.5	62,470	33.5

Product gross profit	$63,749	25.5	$125,344	33.5	$61,595	96.6

*	Denotes % of product revenue

**	Denotes % change from fiscal 2004 to fiscal 2005
     The table below (in thousands, except percentage data) sets forth the changes in service revenue, service cost of goods sold and service gross profit (loss) from fiscal 2004 to fiscal 2005.

	Fiscal Year
					Increase
	2004	%*	2005	%*	(decrease)	%**
Service revenue	$48,497	100.0	$52,982	100.0	$4,485	9.2
Service cost of goods sold	40,493	83.5	42,136	79.5	1,643	4.1

Service gross profit	$8,004	16.5	$10,846	20.5	$2,842	35.5

*	Denotes % of service revenue

**	Denotes % change from fiscal 2004 to fiscal 2005
     The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenues from fiscal 2004 to fiscal 2005. Domestic revenue includes revenue from sales in the United States and Canada.

	Fiscal Year
					Increase
	2004	%*	2005	%*	(decrease)	%**
Domestic	$221,456	74.1	$340,774	79.8	$119,318	53.9
International	77,251	25.9	86,483	20.2	9,232	12.0

Total	$298,707	100.0	$427,257	100.0	$128,550	43.0

*	Denotes % of total revenue

**	Denotes % change from fiscal 2004 to fiscal 2005
     During fiscal 2004 and fiscal 2005, certain customers each accounted for at least 10% of our revenues during the respective periods as follows (in thousands, except percentage data):

	Fiscal Year
	2004		%**	2005	%**
Verizon	$	*	—	$43,673	10.2

BellSouth		*	—	43,946	10.3
SAIC		46,557	15.6	46,058	10.8

Total		$46,557	15.6	$133,677	31.3

*	Denotes revenues recognized less than 10% for the period

**	Denotes % of total revenue
Revenue
•	Product revenue increased from fiscal 2004 to fiscal 2005 primarily due to increased sales of our transport and switching products and increased sales of broadband access systems, and to a lesser extent, increased sales of our data networking products in fiscal 2005. As a result of the timing of our acquisitions of Catena and IPI, product revenue for fiscal 2004 reflects only two quarters of revenue from these acquired products.

•	Service revenue increased from fiscal 2004 to fiscal 2005 due to an increase in deployment services and increased sales of training in fiscal 2005.

•	Domestic revenue increased from fiscal 2004 to fiscal 2005 primarily due to sales of broadband access systems obtained from our May 2004 acquisition of Catena Networks and increased sales of transport and switching products in fiscal 2005. Increased domestic revenue also reflects, to a lesser extent, increased sales of our data networking products and increased sales of deployment services, maintenance and support, and training in fiscal 2005.

•	International revenue increased from fiscal 2004 to fiscal 2005 primarily due to increased sales of our transport and switching products, offset by a slight decrease in sales of maintenance and support services in fiscal 2005.
Gross profit
•	Gross profit as a percentage of revenue increased from fiscal 2004 to fiscal 2005 primarily due to improvements in product gross profit and to a lesser extent, improvements in service margins.

•	Product gross profit as a percentage of product revenue increased from fiscal 2004 to fiscal 2005 largely due to favorable product mix, including a full year of sales of broadband access products in fiscal 2005, and product cost reductions and improved manufacturing efficiencies.

•	Service gross profit as a percentage of services revenue increased from fiscal 2004 to fiscal 2005 primarily due to increased sales of training and reduced service overhead costs in fiscal 2005.
Operating expenses
     The table below (in thousands, except percentage data) sets forth the changes in operating expenses from fiscal 2004 to fiscal 2005.

	Fiscal Year
					Increase
	2004	%*	2005	%*	(decrease)	%**
Research and development	$198,850	66.6	$132,841	31.1	$(66,009)	(33.2)
Selling and marketing	108,259	36.2	110,618	25.9	2,359	2.2
General and administrative	27,274	9.1	33,082	7.7	5,808	21.3
Stock compensation costs:
Research and development	6,514	2.2	4,404	1.0	(2,110)	(32.4)
Selling and marketing	4,051	1.4	4,404	1.0	353	8.7
General and administrative	1,318	0.4	633	0.1	(685)	(52.0)
Amortization of intangible assets	30,839	10.3	38,782	9.1	7,943	25.8
In-process research and development	30,200	10.1	—	0.0	(30,200)	(100.0)
Restructuring costs	57,107	19.1	18,018	4.2	(39,089)	(68.4)
Goodwill impairment	371,712	124.4	176,600	41.3	(195,112)	(52.5)
Long-lived asset impairment	15,926	5.3	45,862	10.7	29,936	188.0
Recovery of sale, export, use tax liabilities and payments	(5,388)	(1.8)	—	0.0	5,388	(100.0)
(Recovery of) provision for doubtful accounts, net	(2,794)	(0.9)	2,602	0.6	5,396	(193.1)

Total operating expenses	$843,868	282.5	$567,846	132.9	$(276,022)	(32.7)

*	Denotes % of total revenue

**	Denotes % change from fiscal 2004 to fiscal 2005
•	Research and development expense decreased from fiscal 2004 to fiscal 2005 due to $22.5 million of accelerated leasehold amortization in fiscal 2004 with no comparable expense in fiscal 2005, lower fiscal 2005 employee-related costs, and reduced depreciation expense in fiscal 2005. Ciena’s accelerated leasehold amortization expense during fiscal 2004 was due to the closing of our San Jose, CA facility in September 2004. Employee-related expense reductions in 2005 reflect lower headcount from the closing of our San Jose, CA facility and our further headcount reductions in fiscal 2005. Reduced research and development expense in fiscal 2005 also reflects, to a lesser extent, reductions in consulting expense, facility related costs and information systems expense.

•	Selling and marketing expense increased from fiscal 2004 to fiscal 2005 due to higher costs related to customer demonstration systems, tradeshow and marketing activities, employee-related cost and consulting, partially offset by reductions in depreciation expense and information system expenses.

•	General and administrative expense increased from fiscal 2004 to fiscal 2005 primarily due to increased costs related to Sarbanes-Oxley compliance, legal services, the outsourcing of certain accounting services for our international operations and information systems, offset by reductions in employee-related costs.

•	Stock compensation costs decreased from fiscal 2004 to fiscal 2005 due to reductions in staffing levels among employees added to Ciena through acquisitions, which resulted in a lower level of outstanding and unvested stock options and restricted stock during fiscal 2005. As of October 31, 2005, the balance of deferred stock compensation, presented as a reduction of stockholders’ equity, was $2.3 million. With the adoption of SFAS 123(R), described in “Effects of Recent Accounting Pronouncements” below, we expect our reported stock compensation cost will materially increase beginning in our first quarter of fiscal 2006.

•	Amortization of intangible assets costs increased from fiscal 2004 to fiscal 2005 due to higher amounts of purchased intangible assets, such as developed technology and customer relationships, resulting from our acquisitions of Catena Networks and Internet Photonics in May 2004. As a result of the timing of these acquisitions, amortization of intangible assets in fiscal 2004 reflects only two fiscal quarters associated with these additional purchased intangible assets.

•	In-process research and development (IPR&D) represents the estimated value of purchased in-process technology that had not reached technological feasibility and had no alternative future use at the time of acquisition. In the third quarter of fiscal 2004 we recorded $25.0 million and $5.2 million of IPR&D from our Catena and Internet Photonics acquisitions, respectively. We had no acquisitions in fiscal 2005.

•	Restructuring costs decreased from fiscal 2004 to fiscal 2005. In 2005, restructuring costs include an adjustment of $11.4 million related to previously restructured facilities, due to lower expected sublease payments from the continued excess supply of commercial property in certain markets where our unused facilities are located. Restructuring costs for fiscal 2005 also include $6.6 million primarily related to workforce reductions of approximately 177 employees. These workforce reductions were taken as part of our plan to reduce our costs and align resources with market opportunities. We expect to take additional steps to reduce our operating expense and may incur additional restructuring costs during future periods.

•	Goodwill impairment decreased from fiscal 2004 to fiscal 2005. We incurred a goodwill impairment of $176.6 million related to BBG in fiscal 2005. This impairment was related to our decision to suspend research and development for our CN 1000™ Next-Generation Broadband Access platform. We recorded a goodwill impairment of $371.7 million related to CNG, MESG and BBG in fiscal 2004. This impairment was related to the decline in the forecasted demand for our products, along with the reduction in valuations of comparable businesses.

•	Long-lived assets impairment charges for fiscal 2005 were $45.9 million, and were largely attributable to our decision to suspend research and development of our CN 1000™ Next-Generation Broadband Access platform and market conditions affecting our broadband access products. The impairment of long-lived assets in fiscal 2005 included $45.7 million of intangible assets and $0.2 million of impaired research and development equipment, which was classified as held for sale. During fiscal 2004, we recorded $15.9 million long-lived assets impairment, largely attributable to the closure of our San Jose, CA facility. The impairment of long-lived assets in fiscal 2004 included $15.9 million of impaired research and development equipment, which was classified as held for sale.

•	Recovery of sales, export, use tax liabilities and payments during the fiscal 2004 was due to the resolution of a use tax audit related to assets acquired from ONI.

•	Provision for doubtful accounts, net during fiscal 2005 was $2.6 million and was related to one customer from which payment was deemed doubtful due to the customer’s financial condition. During fiscal 2004, we recorded a recovery of doubtful accounts of $2.8 million, related primarily to the receipt of payment from a customer from which payment was previously deemed doubtful. We maintain an allowance for potential losses on a specific identification basis.
Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items from fiscal 2004 to fiscal 2005.

	Fiscal Year
					Increase
	2004	%*	2005	%*	(decrease)	%**
Interest and other income, net	$22,908	7.7	$28,311	6.6	$5,403	23.6
Interest expense	$26,813	9.0	$25,430	6.0	$(1,383)	(5.2)
Loss on equity investments, net	$4,107	1.4	$9,486	2.2	$5,379	131.0
Gain (loss) on extingusihment of debt	$(8,216)	(2.8)	$3,882	0.9	$12,098	(147.2)
Provision for income taxes	$1,121	0.4	$1,320	0.3	$199	17.8

*	Denotes % of total revenue

**	Denotes % change from fiscal 2004 to fiscal 2005
•	Interest and other income, net increased from fiscal 2004 to fiscal 2005 because of higher rates of return on our investments.

•	Interest expense decreased from fiscal 2004 to fiscal 2005 due to the decrease in our outstanding debt obligations in fiscal 2005, resulting from our repurchase of all of the remaining outstanding ONI 5.0% convertible subordinated notes during fiscal 2004 and the repurchase of $41.2 million in principal amount of our 3.75% convertible notes during the third quarter of fiscal 2005.

•	Loss on equity investments, net increased from fiscal 2004 to fiscal 2005 due to a further decline in the value of our investments in privately held technology companies that was determined to be other than temporary.

•	Gain on extinguishment of debt during fiscal 2005 resulted from our repurchase of $41.2 million of our outstanding 3.75% convertible notes, due February 1, 2008, in open market transactions for $36.9 million. We recorded a gain on the extinguishment of debt in the amount of $3.9 million, which consists of the $4.3 million gain from the repurchase of the notes less a write-off of $0.4 million of associated debt issuance costs. During fiscal 2004, we recorded an $8.2 million loss on the extinguishment of debt related to our repurchase of all of the remaining ONI 5.0% convertible subordinated notes outstanding.

•	Provision for income taxes for 2004 and 2005 was primarily attributable to foreign tax related to Ciena’s foreign operations. We did not record a tax benefit for our domestic losses during either period. We will continue to maintain a valuation allowance against certain deferred tax assets until sufficient evidence exists to support its reversal.
Fiscal 2003 compared to fiscal 2004
Revenue, cost of goods sold and gross profit
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit from fiscal 2003 to fiscal 2004.

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
     During fiscal 2003 and fiscal 2004, certain customers each accounted for at least 10% of our revenues during the respective periods as follows (in thousands, except percentage data):

	Fiscal Year
	2003	%**	2004		%**
Qwest	$31,148	11.0	$	*	—

AT&T	39,444	13.9		*	—
SAIC	*	—		46,557	15.6

Total	$70,592	24.9		$46,557	15.6

*	Denotes revenues recognized less than 10% for the period

**	Denotes % of total revenue
Revenue
•	Product revenue increased from fiscal 2003 to fiscal 2004, primarily due to sales of our newly acquired broadband access products and increased sales of our data networking products, partially offset by decreased sales from our transport and switching products.
•	Service revenue increased from fiscal 2003 to fiscal 2004 due to increased sales of maintenance services.

•	Domestic revenue increased from fiscal 2003 to fiscal 2004 primarily due to sales of our newly acquired broadband access products, and increased sales of our data networking products and maintenance services.

•	International revenue decreased from fiscal 2003 to fiscal 2004 primarily due to decreased sales of our transport and switching products outside the U.S.
Gross profit
•	Gross profit as a percentage of revenue decreased from fiscal 2003 to fiscal 2004 largely due to the sale of lower margin products and less revenue from the sale of previously reserved excess and obsolete inventory. This was partially offset by an increase in margin on our services revenue.

•	Gross profit on products as a percentage of product revenue decreased from fiscal 2003 to fiscal 2004 largely due to a lower margin product mix and less revenue from the sale of previously reserved excess and obsolete inventory.

•	Gross profit on services as a percentage of services revenue increased from fiscal 2003 to fiscal 2004 largely due to increased sales of maintenance services and reduced service overhead costs.
Operating expenses
     The table below (in thousands, except percentage data) sets forth the changes in operating expenses from fiscal 2003 to fiscal 2004.

	Fiscal Year
					Increase
	2003	%*	2004	%*	(decrease)	%**
Research and development	$199,699	70.5	$198,850	66.6	$(849)	(0.4)
Selling and marketing	103,193	36.4	108,259	36.2	5,066	4.9
General and administrative	38,478	13.6	27,274	9.1	(11,204)	(29.1)
Stock compensation costs:
Research and development	12,824	4.5	6,514	2.2	(6,310)	(49.2)
Selling and marketing	2,728	1.0	4,051	1.4	1,323	48.5
General and administrative	1,225	0.4	1,318	0.4	93	7.6
Amortization of intangible assets	17,870	6.3	30,839	10.3	12,969	72.6
In-process research and development	2,800	1.0	30,200	10.1	27,400	978.6
Restructuring costs	13,575	4.8	57,107	19.1	43,532	320.7
Goodwill impairment	—	0.0	371,712	124.4	371,712	—
Long-lived asset impairment	47,176	16.7	15,926	5.3	(31,250)	(66.2)
Recovery of sale, export, use tax liabilities and payments	—	0.0	(5,388)	(1.8)	(5,388)	—
Recovery of doubtful accounts, net	—	0.0	(2,794)	(0.9)	(2,794)	—

Total operating expenses	$439,568	155.2	$843,868	282.5	$404,300	92.0

*	Denotes % of total revenue

**	Denotes % change from fiscal 2003 to fiscal 2004
•	Research and development expense decreased from fiscal 2003 to fiscal 2004 due to reductions in depreciation expense, employee-related costs, prototype costs, and facility related costs, partially offset by the accelerated leasehold improvements amortization costs of $22.5 million associated with the closing of our San Jose, CA facility.

•	Selling and marketing expense increased from fiscal 2003 to fiscal 2004 due to an increase in the number of sales and marketing employees and increases in tradeshow and marketing activities partially offset by reductions in depreciation expense.

•	General and administrative expense decreased from fiscal 2003 to fiscal 2004 primarily due to decreases in legal costs, consulting and outside service expense, employee-related costs and facility related costs.

•	Stock compensation costs decreased from fiscal 2003 to fiscal 2004 due to the lower level of unvested stock options and restricted stock assumed as part of our various acquisitions. As of October 31, 2004, the balance of deferred stock compensation, presented as a reduction of stockholders’ equity, was $13.8 million.

•	Amortization of intangible assets costs increased from fiscal 2003 to fiscal 2004 due to higher amounts of purchased intangible assets, such as developed technology and customer relationships resulting from our acquisitions of Catena and Internet Photonics.

•	In-process research and development (IPR&D) costs represents the estimated value of purchased in-process technology that had not reached technological feasibility and had no alternative future use at the time of acquisition. In fiscal 2003, we recorded $1.3 million and $1.5 million of IPR&D from our Akara and WaveSmith acquisitions, respectively. In fiscal 2004, we recorded $25.0 million and $5.2 million of IPR&D from our Catena and Internet Photonics acquisitions, respectively.

•	Restructuring costs increased from fiscal 2003 to fiscal 2004 due to additional workforce reductions and excess facility charges largely related to the closure of our San Jose, CA facility. The charges that resulted from these actions were taken as part of an effort to reduce our fixed operating costs.

•	Goodwill impairment increased from fiscal 2003 to fiscal 2004 due to the decline in the forecasted demand for our products, along with the reduction in valuations of comparable businesses, which implied that the fair value of three reporting units was below their respective carrying value. Based on these factors as well as operating results, forecasts, and business factors within these reporting units, we recorded an impairment of $371.7 million in the fourth quarter of fiscal 2004. During fiscal 2003, Ciena did not have an impairment of goodwill.

•	Long-lived assets impairment charges for fiscal 2004 were $15.9 million of impaired research and development equipment, which was classified as held for sale. These charges in fiscal 2004 were largely attributable to the closure of our San Jose, CA facility. During fiscal 2003, an impairment of $29.6 million was recorded due to the decrease in demand for the MetroDirector K2 technology. Additionally, during fiscal 2003, we recorded a charge of $17.6 million related to the impairment of sales demonstration units, manufacturing test equipment and research and development equipment as a result of our continued restructuring activities.

•	Recovery of sales, export, use tax liabilities and payments during fiscal 2004 was due to the resolution of various sales, export and use tax liabilities associated with pre-acquisition ONI activities.

•	Recovery of doubtful accounts, net during fiscal 2004 was related primarily to the payment of an amount due from a customer from whom payment was previously deemed doubtful due to the customer’s financial condition.
Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items from fiscal 2003 to fiscal 2004.

	Fiscal Year
					Increase
	2003	%*	2004	%*	(decrease)	%**
Interest and other income, net	$42,959	15.2	$22,908	7.7	$(20,051)	(46.7)
Interest expense	$36,331	12.8	$26,813	9.0	$(9,518)	(26.2)
Loss on equity investments, net	$4,760	1.7	$4,107	1.4	$(653)	(13.7)
Loss on extingusihment of debt	$20,606	7.3	$8,216	2.8	$(12,390)	(60.1)
Provision for income taxes	$1,256	0.4	$1,121	0.4	$(135)	(10.7)

*	Denotes % of total revenue

**	Denotes % change from fiscal 2003 to fiscal 2004
•	Interest and other income, net decreased from fiscal 2003 to fiscal 2004 primarily because of the impact of lower cash and invested balances.

•	Interest expense decreased from fiscal 2003 to fiscal 2004 due to the decrease in our debt obligations between the two periods.

•	Loss on equity investments, net decreased from fiscal 2003 to fiscal 2004. The $4.8 million loss on equity investments for fiscal 2003 was related to the decline in our investments in privately held technology companies that was determined to be other than temporary. The $4.1 million loss on equity investments in 2004 was a decline in our investments in privately held technology companies of $4.7 million, that was determined to be other than temporary, offset by the receipt of $1.6 million for an investment that had been previously written down to $1.0 million.
•	Loss on extinguishment of debt during fiscal 2003 was related to a tender offer for the ONI 5.0% convertible notes, which resulted in our purchasing $154.7 million of the $202.9 million in principal amount of notes outstanding for $140.3 million. Because the notes had an accreted value of $119.7 million, the purchase resulted in a non-cash loss of $20.6 million. During fiscal 2004 the loss on extinguishment of debt is related to the repurchase of all remaining ONI 5.0% convertible subordinated notes.

•	Provision for income taxes for fiscal 2003 and fiscal 2004 was primarily attributable to foreign tax related to Ciena’s foreign operations. We did not record a tax benefit for Ciena’s domestic losses during either period. Ciena will continue to maintain a valuation allowance against certain deferred tax assets until sufficient evidence exists to support its reversal.
Summary of Operating Segments
     The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenues from fiscal 2004 to fiscal 2005.

	Fiscal Year
					Increase
	2004	%*	2005	%*	(decrease)	%**
Revenues:
TSG	$195,766	65.5	$256,784	60.1	$61,018	31.2
DNG	23,150	7.8	34,265	8.0	11,115	48.0
BBG	31,294	10.5	82,726	19.4	51,432	164.4
GNS	48,497	16.2	52,982	12.4	4,485	9.2
Other	—	0.0	500	0.1	500	—

Consolidated revenue	$298,707	100.0	$427,257	100.0	$128,550	43.0

*	Denotes % of total revenue

**	Denotes % change from fiscal 2004 to fiscal 2005
•	TSG revenue increased from fiscal 2004 to fiscal 2005 primarily due to increased sales of long haul transport products, metro transport and core optical switches. Fiscal 2005 revenues also reflect a full year of sales of our optical Ethernet transport products obtained from our May 2004 acquisition of Internet Photonics.

•	DNG revenue increased from fiscal 2004 to fiscal 2005 due to increased sales of multiservice edge switching products, primarily in support of new service aggregation and broadband deployments at Verizon during the first fiscal quarter of 2005.

•	BBG revenue increased from fiscal 2004 fiscal 2005 primarily due to increased sales of CNX-5™ Broadband DSL Systems from our May 2004 acquisition of Catena Networks. As a result of the timing of this acquisition, fiscal 2004 only reflects two quarters of revenue from these acquired broadband access products.

•	GNS revenue increased from fiscal 2004 to fiscal 2005 due to an increase in sales of deployment services and training in fiscal 2005.
     The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenues from fiscal 2003 to fiscal 2004.

	Fiscal Year
					Increase
	2003	%*	2004	%*	(decrease)	%**
Revenues:
TSG	$228,345	80.6	$195,766	65.5	$(32,579)	(14.3)
DNG	12,427	4.4	23,150	7.8	10,723	86.3
BBG	—	—	31,294	10.5	31,294	—
GNS	42,364	15.0	48,497	16.2	6,133	14.5

Consolidated revenue	$283,136	100.0	$298,707	100.0	$15,571	5.5

*	Denotes % of total revenue

**	Denotes % change from fiscal 2003 to fiscal 2004
•	TSG revenue decreased from fiscal 2003 to fiscal 2004 due to reduced sales of metropolitan transport, metropolitan switching and core switching products. These reductions were partially offset by an increase in sales of core transport products and initial sales of our new optical Ethernet transport products that were obtained from our May 2004 Internet Photonics acquisition.

•	DNG revenue increased from fiscal 2003 to fiscal 2004 due to the increase in sales of multiservice edge switching products. Ciena recognized initial sales of these products beginning in the third quarter of fiscal 2003. These products were obtained from the June 2003 WaveSmith acquisition.

•	BBG revenue increased from fiscal 2003 to fiscal 2004 due to the initial sales of our newly acquired broadband access products obtained from the May 2004 Catena acquisition.

•	GNS revenue increased from fiscal 2003 to fiscal 2004 due to increased sales of maintenance contracts.
Segment Profit (Loss)
     Segment profit (loss) is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each operating segment in a given period. In connection with that assessment, the Chief Executive Officer excludes the following non-performance items: corporate selling and marketing costs; corporate general and administrative costs; stock compensation costs; amortization of intangible assets; in-process research and development; restructuring costs; goodwill impairment; long-lived asset impairment; recovery of sales, export and use taxes; provisions or recovery of doubtful accounts; accelerated amortization of leaseholds; interest income, interest expense, equity investment gains or losses, gains or losses on extinguishment of debt, provisions for income taxes and other revenue.
     The table below (in thousands, except percentage data) sets forth the changes in our segment profit (loss) and the reconciliation to consolidated net loss from fiscal 2004 to fiscal 2005.

	Fiscal Year
			Increase
	2004	2005	(decrease)	%**
Segment profit (loss):
TSG	$(116,811)	$(22,644)	$94,167	(80.6)
DNG	(9,533)	(1,567)	7,966	(83.6)
BBG	535	4,231	3,696	690.8
GNS	6,011	8,780	2,769	46.1

Total segment profit (loss)	(119,798)	(11,200)	108,598	(90.7)

Non-performance items:
Corporate selling and marketing	(93,023)	(96,569)	(3,546)	3.8
Corporate general and administrative	(27,274)	(33,082)	(5,808)	21.3
Stock compensation costs:
Research and development	(6,514)	(4,404)	2,110	(32.4)
Selling and marketing	(4,051)	(4,404)	(353)	8.7
General and administrative	(1,318)	(633)	685	(52.0)
Amortization of intangible assets	(30,839)	(38,782)	(7,943)	25.8
In-process research and development	(30,200)	—	30,200	(100.0)
Restructuring costs	(57,107)	(18,018)	39,089	(68.4)
Goodwill impairment	(371,712)	(176,600)	195,112	(52.5)
Long-lived asset impairment	(15,926)	(45,862)	(29,936)	188.0
Recovery of sales, export, use tax liabilities and payments	5,388	—	(5,388)	(100.0)
Recovery of (provision for) doubtful accounts, net	2,794	(2,602)	(5,396)	(193.1)
Accelerated amortization of leaseholds	(22,535)	—	22,535	(100.0)
Interest and other financial charges, net	(16,228)	(2,723)	13,505	(83.2)
Provision for income taxes	(1,121)	(1,320)	(199)	17.8
Other revenue	—	500	500	—

Consolidated net loss	$(789,464)	$(435,699)	$353,765	(44.8)

**	Denotes % change from fiscal 2004 to fiscal 2005
•	TSG segment loss decreased from fiscal 2004 to fiscal 2005 primarily due to increased revenue, increased gross profit and lower research and development costs.

•	DNG segment loss decreased from fiscal 2004 to fiscal 2005 due to increased in revenue, increased gross profit and lower research and development costs.

•	BBG segment profit increased from fiscal 2004 to fiscal 2005 due to the increased sales of CNX-5™ Broadband DSL Systems, partially offset by increased research and development cost. BBG activity consists of the acquired operations of Catena Networks, which was acquired in May 2004. As a result of the timing of this acquisition, profit for fiscal 2004 primarily reflects two quarters of segment operating activities.

•	GNS segment profit increased from fiscal 2004 to fiscal 2005 due to reduced service overhead costs.
     The table below (in thousands, except percentage data) sets forth the changes in our segment profit (loss) and the reconciliation to consolidated net loss from fiscal 2003 to fiscal 2004.

	Fiscal Year
			Increase
	2003	2004	(decrease)	%**
Segment profit (loss):
TSG	$(119,731)	$(116,811)	$2,920	(2.4)
DNG	788	(9,533)	(10,321)	(1,309.8)
BBG	—	535	535	—
GNS	(19,480)	6,011	25,491	(130.9)

Total segment profit (loss)	(138,423)	(119,798)	18,625	(13.5)

Non-performance items:
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
Liquidity and Capital Resources
     At October 31, 2005, our principal source of liquidity was cash and cash equivalents, short-term investments and long-term investments. The following table summarizes our cash and cash equivalents, short-term investments and long-term investments (in thousands):

	October 31,
	2004	2005	Increase (decrease)
Cash and cash equivalents	$202,623	$372,781	$170,158
Short-term investments	753,251	579,531	(173,720)
Long-term investments	329,704	155,944	(173,760)

Total cash, cash equivalents, short-term and long-term investment	$1,285,578	$1,108,256	$(177,322)

     The decrease in total cash, cash equivalents and short-term and long-term investments during fiscal 2005 was primarily related to $128.0 million of cash consumed in operating activities and $36.9 million of cash used for the repurchase of our 3.75% convertible notes. Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our existing operations through at least the next 12 months.
     The following sections review the significant activities that had an impact on our cash during fiscal 2005.
Operating Activities
     The following tables set forth (in thousands) significant components of our $128.0 million of cash used in operating activities for fiscal 2005.
     Net loss

Year Ended
October 31,
2005
Net loss	$(435,699)

     Our fiscal 2005 net loss included the significant non-cash charges summarized in the following table (in thousands):

Goodwill impairment	$176,600
Long-lived asset impairment	45,862
Amortization of intangibles	42,651
Depreciation and amortization of leasehold improvements	33,377

Total significant non-cash charges	$298,490

     Accounts Receivable, Net
     Cash consumed by accounts receivable, net increased from fiscal 2004 to fiscal 2005, primarily due to increased sales, and higher days sales outstanding (“DSO”). Ciena’s DSO for periods ending October 31, 2005 and October 31, 2004 were 61.3 days and 55.3 days, respectively. Increased DSO’s were primarily affected by large shipments of product during the last month of our fiscal quarter rather than extended payment terms. We expect that our accounts receivable, net and DSOs may fluctuate from quarter to quarter in fiscal 2006, but generally increase during fiscal 2006, due to the size and timing of orders, the timing of satisfaction of contractual acceptance criteria, and extended payment terms.

	October 31,
	2004	2005	Increase (decrease)
Accounts receivable, net	$45,878	$72,786	$26,908

     Inventory, Net
     Cash consumed by inventory, net increased from fiscal 2004 to fiscal 2005 primarily due to increased demand, significantly offset by improvement in inventory turns. Ciena’s inventory turns for the periods ending October 31, 2005 and October 31, 2004 were 5.0 turns per year and 3.9 turns per year, respectively. This improvement in inventory turns was primarily related to the increased outsourcing of our manufacturing process. We expect cash consumed by inventory to fluctuate from quarter to quarter in fiscal 2006, but generally increase during fiscal 2006, due to increases in finished goods inventory located at customer facilities awaiting contractual acceptance.

	October 31,
	2004	2005	Increase (decrease)
Raw materials	$19,591	$21,177	$1,586
Work-in-process	3,833	3,136	(697)
Finished goods	46,123	47,615	1,492

Gross inventory	69,547	71,928	2,381
Reserve for excess and obsolescence	(21,933)	(22,595)	(662)

Net inventory	$47,614	$49,333	$1,719

     Restructuring and unfavorable lease commitments
     Ciena used $22.7 million associated with liabilities related to restructured facilities and $10.9 million associated with unfavorable lease commitments in fiscal 2005. These payments were attributable to Ciena’s ongoing obligations related to previously restructured facilities and unfavorable lease commitments assumed in acquisitions. The following table reflects the balances of liabilities for our restructured facilities and unfavorable lease commitments and the change in this balance from fiscal 2004 to fiscal 2005. In the first quarter of fiscal 2006, we agreed to pay $12 million in connection with a termination of our obligations under a lease for our former Fremont, CA facility. As a result, we expect cash used in connection with liabilities related to restructured facilities to increase in the first quarter of fiscal 2006.

	October 31,
	2004	2005	Increase (decrease)
Restructuring liabilities	$16,203	$15,492	$(711)
Unfavorable lease commitments	9,902	9,011	(891)
Long-term restructuring liabilities	65,180	54,285	(10,895)
Long-term unfavorable lease commitments	51,341	41,364	(9,977)

Total restructuring liabilities and unfavorable lease commitments	$142,626	$120,152	$(22,474)

Financing Activities
     Cash used in financing activities during fiscal 2005 was primarily related to the repurchase of $41.2 million in principal amount of our outstanding 3.75% convertible notes, due February 1, 2008. These repurchases occurred in open market transactions and used $36.9 million in cash. At October 31, 2005, an aggregate principal amount of approximately $648.8 million remained outstanding.
Contractual Obligations
     The following is a summary of our future minimum payments under contractual obligations as of October 31, 2005 (in thousands):

		Less than	One to three	Three to
	Total	one year	years	five years	Thereafter
Convertible notes (1)	$709,573	$24,328	$685,245	$—	$—
Operating leases	182,048	37,070	60,292	47,844	36,842
Purchase obligations (2)	81,335	81,335	—	—	—

Total	$972,956	$142,733	$745,537	$47,844	$36,842

(1)	Our 3.75% convertible notes, due February 1, 2008, had an aggregate principal value of $648.8 million at October 31, 2005 and include interest at 3.75% payable on a semi-annual basis on February 1 and August 1 of each year.

(2)	Purchase commitments related to amounts we are obligated to pay to our contract manufacturers and component suppliers for inventory.
     We repurchased an additional $106.5 million in principal amount of our outstanding 3.75% convertible notes, in open market transactions, during November 2005 and December 2005. These additional repurchases used approximately $98.8 million in cash and resulted in a gain on the extinguishment of debt in the amount of $6.7 million, which consists of the $7.7 million gain from the repurchase of the notes less a write-off of $1.0 million of associated debt issuance costs. We intend to continue to evaluate and pursue opportunities to achieve cost savings relating to the repayment of our outstanding convertible notes when it is prudent to do so.

     Some of our commercial commitments, including some of the future minimum payments set forth above, are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of October 31, 2005 (in thousands):

		Less than	One to	Three to
	Total	one year	three years	five years	Thereafter
Standby letters of credit	$12,138	$11,888	$250	$—	$—

Off-Balance Sheet Arrangements
     We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.
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
Revenue Recognition
     Some of our communications networking equipment is integrated with software that is essential to the functionality of the equipment. We provide unspecified software upgrades and enhancements related to the equipment through our maintenance contracts for these products. Accordingly, we account for revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Customer purchase agreements and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. The amount of product and service revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of revenue recognition. Our total deferred revenue for products was $14.5 million and $8.6 million as of October 31, 2005 and October 31, 2004, respectively. Our service revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $29.0 million and $29.0 million as of October 31, 2005 and October 31, 2004, respectively.
Reserve for Inventory Obsolescence
     Ciena writes down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During fiscal 2005, we recorded a charge of $5.2 million primarily related to excess inventory due to a change in forecasted sales for certain products. In an effort to limit our exposure to delivery delays and to satisfy customer needs for shorter delivery terms, we are currently transitioning our manufacturing operations from our build-to-order model used in recent years, to a build-to-forecast model for some of our product lines, including core transport and switching and metro transport. This change in our inventory purchases exposes us to the risk that our customers will not order those products for which we have forecasted sales, or will purchase less than we have forecasted. If actual market conditions differ from those we have assumed, we may be required to take additional inventory write-downs or benefits.
Restructuring
     As part of its restructuring costs, Ciena provides for the estimated cost of the net lease expense for facilities that are no longer being used. The provision is equal to the fair value of the minimum future lease payments under our contracted lease obligations, offset by the fair value of the estimated sublease payments that we may receive. Due to the continued excess supply of commercial properties in certain markets where our unused facilities are located, we have reduced our estimate of the total future sublease payments we will receive. As a result, we recorded an additional restructuring cost of $11.4 million in fiscal 2005. As of October 31, 2005, Ciena’s accrued restructuring liability related to net lease expense and other related charges was $69.5 million. The total minimum lease payments for these restructured facilities are $91.7 million. These lease payments will be made over the remaining lives of our leases, which range from one month to thirteen years. If actual market conditions are less favorable than those we have projected, we may be required to recognize additional restructuring costs associated with these facilities.
Goodwill
     At October 31, 2005, Ciena’s consolidated balance sheet included $232.0 million in goodwill. Due to Ciena’s reorganization into operating segments, SFAS 142 requires that we assign goodwill to Ciena’s reporting units. Ciena has determined its operating segments and reporting units are the same. In accordance with SFAS 142 Ciena tests each reporting unit’s goodwill for impairment on an annual basis, and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. We incurred a goodwill impairment of $176.6 million related to BBG in fiscal 2005. This impairment was related to operating results, forecasts and business factors associated with BBG and our decision to suspend research and development for its CN 1000™ Next-Generation Broadband Access platform. If actual market conditions differ or forecasts change at the time of our annual assessment in fiscal 2006 or in periods prior to our annual assessment, we may be required to record additional goodwill impairment charges.
Intangible Assets
     As of October 31, 2005, Ciena’s consolidated balance sheet included $120.3 million in other intangible assets, net. We account for the impairment or disposal of long-lived assets such as equipment, furniture, fixtures, and other intangible assets in accordance with the provisions of SFAS 144. In accordance with SFAS 144, Ciena tests each intangible asset for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. During the fourth quarter of fiscal 2005, events and changes in circumstances indicated that intangible asset carrying amounts assigned to BBG were not be recoverable, and, accordingly, we recorded an impairment charge of $45.7 million. If actual market conditions differ or forecasts change, we may be required to record additional impairment charges in future periods.
Investments
     As of October 31, 2005, Ciena’s minority investments in privately held technology companies were $7.2 million. These investments are generally carried at cost because Ciena owns less than 20% of the voting equity and does not have the ability to exercise significant influence over any of these companies. These investments are inherently high risk as the market for technologies or products manufactured by these companies are usually early stage at the time of the investment by Ciena and such markets may never materialize or become significant. Ciena could lose its entire investment in some or all of these companies. Ciena monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. Ciena recorded a net charge of $9.5 million during fiscal 2005, from a decline in the fair value of certain equity investments that was determined to be other than temporary. If market conditions, expected financial performance or the competitive position of the companies in which we invest deteriorate, Ciena may be required to record an additional charge in future periods.
Deferred Tax Valuation Allowance
     As of October 31, 2005, Ciena has recorded a valuation allowance of $1.2 billion against our gross deferred tax assets of $1.2 billion. We calculated the valuation allowance in accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence such as operating results during the most recent three-year period is given more weight than forecasted results, due to our current lack of visibility and the degree of uncertainty that we will achieve the level of future profitability needed to record the deferred assets. Our cumulative loss in the most recent three-year period represents sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.
Effects of Recent Accounting Pronouncements
     On December 16, 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure in the footnotes to financial statements is no longer an alternative. Ciena is required to adopt SFAS 123(R) effective at the beginning of the first quarter of fiscal 2006.
     SFAS 123(R) permits public companies to adopt its requirements using one of two methods. The “modified prospective” method recognizes compensation cost based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits entities to restate their historical financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all prior periods presented, or for prior interim periods of the year of adoption.
     Prior to the effective date of SFAS 123(R), we accounted for share-based payments to employees using the intrinsic value method under APB Opinion No. 25, as permitted by SFAS 123, and, as such, generally recognized no compensation cost for employee stock options during fiscal 2005. Accordingly, the adoption of SFAS 123(R) will cause our reported stock compensation cost to materially increase beginning in our first quarter of fiscal 2006 and will have a significant impact on our results of operations.
     In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS 154, “Accounting Changes and Error Corrections” which supersedes APB Opinion No. 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 also carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The correction of an error in previously issued financial statements is not a change in accounting principle. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Ciena does not believe that the adoption of this statement will have a material impact on its financial condition or results of operations.
     In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and and/or method of settlement. Uncertainty about the timing and and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Ciena does not believe that the adoption of this statement will have a material impact on its financial condition or results of operations.
     In November 2004, the FASB issued SFAS 151, “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4.” SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. Ciena does not believe that the adoption of this statement will have a material impact on its financial condition or results of operations.
Quarterly Results of Operations
     The tables below (in thousands, except per share data) set forth the operating results and percentage of revenue represented by certain items in Ciena’s statements of operations for each of the eight quarters in the period ended October 31, 2005. This information is unaudited, but in our opinion reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair statement of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.
     Total Enterprise-Wide Data:

	Jan. 31,	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,	Apr. 30,	Jul. 31,	Oct. 31,
	2004	2004	2004	2004	2005	2005	2005	2005
Revenue:
Products	$54,674	$62,422	$64,340	$68,774	$82,300	$91,618	$97,448	$102,909
Services	11,740	12,277	11,249	13,231	12,448	12,228	13,032	15,274

Total Revenue	66,414	74,699	75,589	82,005	94,748	103,846	110,480	118,183

Costs:
Products	34,560	56,289	48,069	47,543	60,848	65,843	62,756	59,484
Services	11,301	10,188	8,723	10,281	9,669	10,837	10,095	11,535

Total cost of goods sold	45,861	66,477	56,792	57,824	70,517	76,680	72,851	71,019

Gross profit	20,553	8,222	18,797	24,181	24,231	27,166	37,629	47,164

Operating expenses:
Research and development	47,177	46,479	57,762	47,432	33,651	34,766	32,619	31,805
Selling and marketing	25,468	25,075	29,468	28,248	25,964	27,201	29,275	28,178
General and administrative	7,091	5,992	6,969	7,222	7,496	8,702	9,340	7,544
Stock compensation costs:
Research and development	2,205	1,408	1,860	1,041	1,011	842	2,195	356
Selling and marketing	518	415	1,214	1,904	876	2,447	934	147
General and administrative	121	79	879	239	160	192	153	128
Amortization of intangible assets	3,396	3,395	12,667	11,381	10,411	10,204	9,653	8,514
In-process research and development	—	—	30,200	—	—	—	—	—
Restructuring costs	3,393	5,185	13,547	34,982	1,125	9,765	4,355	2,773
Goodwill impairment	—	—	—	371,712	—	—	—	176,600
Long lived asset impairment	—	—	7,217	8,709	184	(25)	(25)	45,728
Recovery of sale, export, use tax liabilities and payments	—	(1,931)	(3,457)	—	—	—	—	—
Recovery of (provision for) doubtful accounts, net	—	(2,794)	—	—	—	—	2,604	(2)

Total operating expenses	89,369	83,303	158,326	512,870	80,878	94,094	91,103	301,771

Loss from operations	(68,816)	(75,081)	(139,529)	(488,689)	(56,647)	(66,928)	(53,474)	(254,607)
Interest and other income, net	7,678	5,614	4,936	4,680	6,676	6,346	6,765	8,524
Interest expense	(7,384)	(6,473)	(6,469)	(6,487)	(6,469)	(6,473)	(6,406)	(6,082)
Gain (loss) on equity investments, net	454	139	(200)	(4,500)	22	(7,300)	(1,708)	(500)
Gain (loss) on extinguishment of debt	(8,216)	—	—	—	—	—	3,882	—

Loss before income taxes	(76,284)	(75,801)	(141,262)	(494,996)	(56,418)	(74,355)	(50,941)	(252,665)
Provision for income tax	424	415	205	77	577	452	86	205

Net loss	$(76,708)	$(76,216)	$(141,467)	$(495,073)	$(56,995)	$(74,807)	$(51,027)	$(252,870)

Basic and diluted net loss per common share and dilutive potential common share	$(0.16)	$(0.16)	$(0.25)	$(0.87)	$(0.10)	$(0.13)	$(0.09)	$(0.44)

Weighted average basic common and dilutive potential common share	472,935	475,189	566,234	569,462	571,573	573,569	576,331	578,822

Segment Data:

	Jan. 31,	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,	Apr. 30,	Jul. 31,	Oct. 31,
	2004	2004	2004	2004	2005	2005	2005	2005
Revenue:
TSG	$51,174	$59,221	$42,240	$43,131	$50,440	$67,557	$64,641	$74,146
DNG	3,500	3,201	7,138	9,311	16,579	4,966	6,757	5,963
BBG	—	—	14,962	16,332	15,281	19,095	26,050	22,300
GNS	11,740	12,277	11,249	13,231	12,448	12,228	13,032	15,274
Other	—	—	—	—	—	—	—	500

Consolidated revenue	$66,414	$74,699	$75,589	$82,005	$94,748	$103,846	$110,480	$118,183

Segment profit (loss):
TSG	(25,672)	(38,432)	(29,923)	(22,784)	(16,902)	(9,391)	(2,050)	5,699
DNG	(3,988)	(3,305)	(2,197)	(43)	4,857	(2,325)	(2,103)	(1,996)
BBG	—	(233)	(141)	909	(3,442)	(599)	3,221	5,051
GNS	213	1,667	1,709	2,422	2,238	677	2,264	3,601

Total segment profit (loss)	$(29,447)	$(40,303)	$(30,552)	$(19,496)	$(13,249)	$(11,638)	$1,332	$12,355

Non-performance items:
Corporate selling and marketing	(22,645)	(21,380)	(25,377)	(23,621)	(22,135)	(23,163)	(25,597)	(25,674)
Corporate general and administrative	(7,091)	(5,992)	(6,969)	(7,222)	(7,496)	(8,702)	(9,340)	(7,544)
Stock compensation costs:
Research and development	(2,205)	(1,408)	(1,860)	(1,041)	(1,011)	(842)	(2,195)	(356)
Selling and marketing	(518)	(415)	(1,214)	(1,904)	(876)	(2,447)	(934)	(147)
General and administrative	(121)	(79)	(879)	(239)	(160)	(192)	(153)	(128)
Amortization of intangible assets	(3,396)	(3,395)	(12,667)	(11,381)	(10,411)	(10,204)	(9,653)	(8,514)
In-process research and development	—	—	(30,200)	—	—	—	—	—
Restructuring costs	(3,393)	(5,185)	(13,547)	(34,982)	(1,125)	(9,765)	(4,355)	(2,773)
Goodwill impairment	—	—	—	(371,712)	—	—	—	(176,600)
Long-lived asset impairment	—	—	(7,217)	(8,709)	(184)	25	25	(45,728)
Recovery of sale, export, use tax liabilities and payments	—	1,931	3,457	—	—	—	—	—
Recovery of (provision for) doubtful accounts, net	—	2,794	—	—	—	—	(2,604)	2
Accelerated amortization of leasehold improvements	—	(1,649)	(12,504)	(8,382)	—	—	—	—
Interest and other financial charges, net	(7,468)	(720)	(1,733)	(6,307)	229	(7,427)	2,533	1,942
Provision for income taxes	(424)	(415)	(205)	(77)	(577)	(452)	(86)	(205)
Other revenue	—	—	—	—	—	—	—	500

Consolidated net loss	$(76,708)	$(76,216)	$(141,467)	$(495,073)	$(56,995)	$(74,807)	$(51,027)	$(252,870)

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
     Interest Rate Sensitivity. Ciena maintains a short-term and long-term investment portfolio. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at October 31, 2005, the fair value of the portfolio would decline by approximately $44.3 million.
     Foreign Currency Exchange Risk. As a global concern, Ciena faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on Ciena’s financial results. Historically, Ciena’s primary exposures have been related to non-dollar denominated operating expenses in Canada, Europe and Asia where Ciena sells primarily in U.S. dollars. Although we do not currently engage in hedging transactions, Ciena is prepared to hedge against fluctuations in foreign currency if this exposure becomes material. As of October 31, 2005, the assets and liabilities of Ciena related to non-dollar denominated currencies were not material. Therefore, we do not expect an increase or decrease of 10% in the foreign exchange rate would have a material impact on Ciena’s financial position.

Item 8. Financial Statements and Supplementary Data
     The following is an index to the consolidated financial statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     To the Board of Directors and Shareholders of Ciena Corporation:
     We have completed an integrated audit of Ciena Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of October 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ciena Corporation and its subsidiaries at October 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
     Also, in our opinion, management’s assessment, included in Report of Management on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of October 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
     McLean, Virginia
     January 12, 2006

CIENA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 31,
	2004	2005
ASSETS

Current assets:
Cash and cash equivalents	$202,623	$372,781
Short-term investments	753,251	579,531
Accounts receivable, net	45,878	72,786
Inventories, net	47,614	49,333
Prepaid expenses and other	29,906	27,491

Total current assets	1,079,272	1,101,922
Long-term investments	329,704	155,944
Equipment, furniture and fixtures, net	51,252	28,090
Goodwill	408,615	232,015
Other intangible assets, net	208,015	120,324
Other long-term assets	60,196	36,934

Total assets	$2,137,054	$1,675,229

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$31,509	$43,868
Accrued liabilities	76,045	76,491
Restructuring liabilities	16,203	15,492
Unfavorable lease commitments	9,902	9,011
Income taxes payable	3,354	5,785
Deferred revenue	21,566	27,817

Total current liabilities	158,579	178,464
Long-term deferred revenue	16,010	15,701
Long-term restructuring liabilities	65,180	54,285
Long-term unfavorable lease commitments	51,341	41,364
Other long-term obligations	1,522	1,296
Convertible notes payable	690,000	648,752

Total liabilities	982,632	939,862

Commitments and contingencies Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 980,000,000 shares authorized; 571,656,659 and 580,340,947 shares issued and outstanding	5,717	5,803
Additional paid-in capital	5,482,175	5,489,613
Deferred stock compensation	(13,761)	(2,286)
Notes receivable from stockholders	(48)	—
Changes in unrealized gains on investments, net	(2,488)	(4,673)
Translation adjustment	(277)	(495)
Accumulated deficit	(4,316,896)	(4,752,595)

Total stockholders’ equity	1,154,422	735,367

Total liabilities and stockholders’ equity	$2,137,054	$1,675,229

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended October 31,
	2003	2004	2005
Revenue:
Products	$240,772	$250,210	$374,275
Services	42,364	48,497	52,982

Total revenue	283,136	298,707	427,257

Costs:
Products	153,602	186,461	248,931
Services	56,489	40,493	42,136

Total cost of goods sold	210,091	226,954	291,067

Gross profit	73,045	71,753	136,190

Operating expenses:
Research and development	199,699	198,850	132,841
Selling and marketing	103,193	108,259	110,618
General and administrative	38,478	27,274	33,082
Stock compensation costs:
Research and development	12,824	6,514	4,404
Selling and marketing	2,728	4,051	4,404
General and administrative	1,225	1,318	633
Amortization of intangible assets	17,870	30,839	38,782
In-process research and development	2,800	30,200	—
Restructuring costs	13,575	57,107	18,018
Goodwill impairment	—	371,712	176,600
Long-lived asset impairment	47,176	15,926	45,862
Recovery of sale, export, use tax liabilities and payments	—	(5,388)	—
Provision (benefit) for doubtful accounts	—	(2,794)	2,602

Total operating expenses	439,568	843,868	567,846

Loss from operations	(366,523)	(772,115)	(431,656)
Interest and other income (expense), net	42,959	22,908	28,311
Interest expense	(36,331)	(26,813)	(25,430)
Loss on equity investments, net	(4,760)	(4,107)	(9,486)
Gain (loss) on extinguishment of debt	(20,606)	(8,216)	3,882

Loss before income taxes	(385,261)	(788,343)	(434,379)
Provision for income taxes	1,256	1,121	1,320

Net loss	$(386,517)	$(789,464)	$(435,699)

Basic and diluted net loss per common share and dilutive potential common share	$(0.87)	$(1.51)	$(0.76)

Weighted average basic common and dilutive potential common shares outstanding	446,696	521,454	575,187

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
					Receivable	Accumulated		Total
	Common Stock		Additional	Deferred Stock	Notes From	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-in-Capital	Compensation	Stockholders	Income	Deficit	Equity (Deficit)

Balance at October 31, 2002	432,842,481	4,328	4,683,865	(24,983)	(3,866)	8,840	(3,140,915)	1,527,269

Net loss	—	—	—		—	—	(386,517)	(386,517)
Changes in unrealized gains on investments, net	—	—	—		—	(6,743)	—	(6,743)
Translation adjustment	—	—	—		—	350	—	350

Comprehensive loss								(392,910)
Exercise of stock options, net	4,608,143	46	13,752		—	—	—	13,798
Unearned stock compensation	—	—	—	(7,385)	—	—	—	(7,385)
Deferred stock compensation costs	—	—	—	17,093	—	—	—	17,093
Forfeiture of unearned stock compensation	—	—	(5,611)	5,611	—	—	—	—
Issuance of common stock, net of issuance costs	35,764,232	358	169,176		—	—	—	169,534
Repayment of receivables from stockholders	—	—	—		3,418	—	—	3,418

Balance at October 31, 2003	473,214,856	4,732	4,861,182	(9,664)	(448)	2,447	(3,527,432)	1,330,817

Net loss	—	—	—	—	—	—	(789,464)	(789,464)
Changes in unrealized gains on investments, net	—	—	—	—	—	(5,280)	—	(5,280)
Translation adjustment	—	—	—	—	—	68	—	68

Comprehensive loss	—	—	—	—	—	—	—	(794,676)
Exercise of warrant	49,142	1	(1)	—	—	—	—	—
Exercise of stock options, net	7,995,906	80	16,700	—	—	—	—	16,780
Unearned stock compensation	—	—	955	(18,178)	—	—	—	(17,223)
Deferred stock compensation costs	—	—	—	11,883	—	—	—	11,883
Forfeiture of unearned stock compensation	—	—	(2,198)	2,198	—	—	—	—
Issuance of common stock, net of issuance costs	90,396,755	904	605,537	—	—	—	—	606,441
Reduction of receivables from stockholders	—	—	—	—	400	—	—	400

Balance at October 31, 2004	571,656,659	$5,717	$5,482,175	$(13,761)	$(48)	$(2,765)	$(4,316,896)	$1,154,422

Net loss	—	—	—	—	—	—	(435,699)	(435,699)
Changes in unrealized gains on investments, net	—	—	—	—	—	(2,185)	—	(2,185)
Translation adjustment	—	—	—	—	—	(218)	—	(218)

Comprehensive loss	—	—	—	—	—	—	—	(438,102)
Exercise of stock options, net	8,684,288	86	9,472	—	—	—	—	9,558
Unearned stock compensation	—	—	10	(10)	—	—	—	—
Deferred stock compensation costs	—	—	—	9,441	—	—	—	9,441
Forfeiture of unearned stock compensation	—	—	(2,044)	2,044	—	—	—	—
Reduction of receivables from stockholders	—	—	—	—	48	—	—	48

Balance at October 31, 2005	580,340,947	$5,803	$5,489,613	$(2,286)	$—	$(5,168)	$(4,752,595)	$735,367

The accompanying notes are an integral part of these consolidated financial statements

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended October 31,
	2003	2004	2005
Cash flows from operating activities:
Net loss	$(386,517)	$(789,464)	$(435,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Early extinguishment of debt	20,606	8,216	(3,882)
Amortization of premium on marketable securities	11,948	26,924	13,636
Non-cash loss from equity investments	4,760	4,107	9,486
Non-cash impairment of long-lived assets	47,176	15,926	45,862
Accretion of convertible notes payable	6,432	599	—
In-process research and development	2,800	30,200	—
Depreciation and amortization of leasehold improvements	80,842	72,213	33,377
Goodwill impairment	—	371,712	176,600
Stock compensation	16,777	11,883	9,441
Amortization of intangibles	21,153	34,708	42,651
Provision for doubtful accounts	—	284	2,602
Provision for inventory excess and obsolescence	(5,296)	4,172	5,232
Provision for warranty and other contractual obligations	9,301	8,351	9,738
Other	5,291	3,449	3,218
Changes in assets and liabilities:
Accounts receivable	(14,187)	(2,562)	(29,510)
Inventories	9,216	962	(6,951)
Prepaid expenses and other	3,977	15,253	7,420
Accounts payable and accruals	(66,486)	(67,671)	(19,633)
Income taxes payable	4,626	(1,286)	2,431
Deferred revenue and other obligations	(2,689)	6,589	5,942

Net cash used in operating activities	(230,270)	(245,435)	(128,039)

Cash flows from investing activities
Additions to equipment, furniture, fixtures and intellectual property	(29,544)	(32,999)	(11,315)
Proceeds from sale of equipment, furniture and fixtures	1,060	1,857	278
Purchase of available for sale securities	(1,049,993)	(696,344)	(578,846)
Maturities of available for sale securities	1,414,808	897,738	910,505
Acquisition of business, net of cash acquired	(29,668)	4,864	—
Minority equity investments, net	(15,000)	(4,407)	4,882

Net cash provided by investing activities	291,663	170,709	325,504

Cash flows from financing activities:
Net proceeds from (repayment of) other obligations	(4,370)	100	—
Repayment of convertible notes payable	(140,261)	(49,243)	(36,913)
Proceeds from issuance of common stock and warrants	13,798	16,780	9,558
Repayment of notes receivable from stockholders	1,916	47	48

Net cash used in financing activities	(128,917)	(32,316)	(27,307)

Net (decrease) increase in cash and cash equivalents	(67,524)	(107,042)	170,158
Cash and cash equivalents at beginning of period	377,189	309,665	202,623

Cash and cash equivalents at end of period	$309,665	$202,623	$372,781

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$30,287	$26,927	$25,817

Income taxes	$1,780	$2,363	$977

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) CIENA CORPORATION AND SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES
Description of Business
     Ciena Corporation supplies communications networking equipment, software and services to telecommunications service providers, cable operators, governments and enterprises. Ciena is a network specialist, with expertise in optical networking, data networking and broadband access networks. Rather than attempting to offer all of the products necessary for an end-to-end network, Ciena’s product and service offerings seek to enable customers to converge, transition and connect communications networks that deliver voice, video and data services.
     Ciena was incorporated in Delaware in November 1992, and completed its initial public offering on February 7, 1997. Ciena’s principal executive offices are located at 1201 Winterson Road, Linthicum, Maryland 21090.
Principles of Consolidation
     Ciena has 13 wholly owned U.S. and international subsidiaries, which have been consolidated in the accompanying financial statements. On May 3, 2004, Ciena acquired by merger Catena Networks Inc. (“Catena”), a Delaware company based in Ottawa, Ontario, and Internet Photonics, Inc., (“Internet Photonics”), a Delaware company based in Shrewsbury, New Jersey. On August 29, 2003, Ciena acquired all of the outstanding capital stock of Akara Corporation (“Akara”), a Delaware company based in Ottawa, Ontario. On June 16, 2003, Ciena acquired by merger WaveSmith Networks, Inc. (“WaveSmith”), a Delaware company based in Acton, Massachusetts. The Catena, Internet Photonics, Akara, and WaveSmith transactions were all accomplished as tax-free reorganizations, all of which were recorded using the purchase accounting method.
     The accompanying consolidated financial statements include the accounts of Ciena and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.
Fiscal Year
     Ciena has a 52 or 53 week fiscal year, which ends on the Saturday nearest to the last day of October in each year (October 29, 2005, October 30, 2004, and November 1, 2003). For purposes of financial statement presentation, each fiscal year is described as having ended on October 31. Fiscal 2005, fiscal 2004 and fiscal 2003 were each comprised of 52 weeks.
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
     Ciena also has certain other minority equity investments in privately held technology companies. These investments are carried at cost because Ciena owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. As of October 31, 2005 and October 31, 2004, $7.2 million and $21.6 million of these investments are included in other long-term assets, respectively. These investments are inherently high risk as the market for technologies or products manufactured by these companies are usually early stage at the time of the investment by Ciena and such markets may never be significant. Ciena could lose its entire investment in some or all of these companies. Ciena monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. During fiscal 2005, fiscal 2004, and fiscal 2003, Ciena recorded a charge of $9.5 million, $4.1 million and $4.8 million, respectively, from a decline in the fair values of certain equity investments that were determined to be other than temporary.
Inventories
     Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis. Ciena records a provision for excess and obsolete inventory whenever an impairment has been identified.
Equipment, Furniture and Fixtures
     Equipment, furniture and fixtures are recorded at cost. Depreciation and amortization are computed using the straight-line method over useful lives of two years to five years for equipment, furniture and fixtures and nine months to ten years for leasehold improvements. Impairments of equipment, furniture and fixtures are determined in accordance with Statement Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 is effective for fiscal 2003 and subsequent periods and supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.”
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
Goodwill and Other Intangible Assets
     Ciena has recorded goodwill and purchased intangible assets as a result of several acquisitions. See Note 2. Ciena accounts for goodwill in accordance with SFAS 142 “Goodwill and Other Intangible Assets,” which requires Ciena to test each reporting unit’s goodwill for impairment on an annual basis, which Ciena has determined to be the last business day of September each year, and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. See Note 4. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally three to seven years. It is Ciena’s policy to assess periodically the carrying amount of its purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangibles assets are determined in accordance SFAS 144.
Concentrations
     Substantially all of Ciena’s cash and cash equivalents, short-term and long-term investments, are maintained at two major U.S. financial institutions. The majority of Ciena’s cash equivalents consist of money market funds and overnight repurchase agreements. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.
     During fiscal 2005, Verizon, BellSouth, and Science Applications International Corporation (SAIC) each accounted for at least 10% of Ciena’s revenue. During fiscal 2004, only SAIC accounted for at least 10% of Ciena’s revenue. During fiscal 2003, Qwest and AT&T each accounted for at least 10% of Ciena’s revenue. The substantial reduction in orders by, or loss of, any significant customer, could materially adversely affect Ciena’s financial condition or operating results. See Note 17.
     Additionally, Ciena’s access to certain raw materials is dependent upon single and sole source suppliers. The inability of any supplier to fulfill supply requirements of Ciena could affect future results. Ciena relies on a small number of contract manufacturers to perform the majority of the manufacturing operations for its products. If Ciena cannot effectively manage these manufacturers and forecast future demand, or if they fail to deliver products or components on time, Ciena’s business may suffer.
Revenue Recognition

     Ciena recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed and determinable; and collectibility is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. Services revenue is deferred and recognized ratably over the period during which the services are to be performed.
     Some of Ciena’s communications networking equipment is integrated with software that is essential to the functionality of the equipment. Ciena provides unspecified software upgrades and enhancements related to the equipment through maintenance contracts for these products. For transactions involving the sale of software, revenue is recognized in accordance with SOP 97-2, “Software Revenue Recognition,” including deferral of revenue recognition in instances where vendor specific evidence for undelivered elements is not determinable.
     For arrangements that involve the delivery or performance of multiple products, services and or rights to use assets, the determination as to how the arrangement consideration should be measured and allocated to the separate deliverables of the arrangement is determined in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately.
Revenue Related Accruals
     Ciena provides for the estimated costs to fulfill customer warranty and other contractual obligations upon the recognition of the related revenue. Such reserves are determined based upon actual warranty cost experience, estimates of component failure rates, and management’s industry experience. Ciena’s sales contracts do not permit the right of return of product by the customer after the product has been accepted.
Research and Development
     Ciena charges all research and development costs to expense as incurred.
Advertising Costs
     Ciena expenses all advertising costs as incurred.
Income Taxes
     Ciena accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” SFAS 109 describes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases, and for operating loss and tax credit carry forwards. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than the enactment of changes in tax laws or rates. Valuation allowances are provided, if based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Tax savings resulting from deductions associated with stock options and certain stock warrants are credited directly to additional paid in capital when realization of such benefit is fully assured. See Note 14.
Fair Value of Financial Instruments
     The carrying amounts of Ciena’s financial instruments, which include short-term and long-term investments, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their short maturities.
     At October  28, 2005, the fair value of the Ciena 3.75% convertible notes, due February 1, 2008, was $587.9 million. The fair value is based on the quoted market price for the notes.
Foreign Currency Translation
     Some of Ciena’s foreign branch offices and subsidiaries use the U.S. dollar as their functional currency, because Ciena,

as the U.S. parent entity, exclusively funds the operations of these branch offices and subsidiaries with U.S. dollars. For those subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date. Resulting translation adjustments are recorded directly to a separate component of stockholders’ equity. Where the U.S. dollar is the functional currency, translation adjustments are recorded in other income. The net gain (loss) on foreign currency re-measurement and exchange rate changes for fiscal 2005, fiscal 2004 and fiscal 2003 was immaterial for separate financial statement presentation.
Computation of Basic Net Income (Loss) per Common Share and Diluted Net Income (Loss) per Common and Dilutive Potential Common Share
     Ciena calculates earnings per share in accordance with the SFAS 128, “Earnings per Share.” SFAS 128 simplifies the earnings per share (“EPS”) computation and replaces the presentation of primary EPS with a presentation of basic EPS. This statement also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with a complex capital structure and requires a reconciliation of the numerator and denominator used for the basic and diluted EPS computations. See Note 12.
Software Development Costs
     SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires the capitalization of certain software development costs incurred subsequent to the date technological feasibility is established and prior to the date the product is generally available for sale. The capitalized cost is then amortized over the estimated product life. Ciena defines technological feasibility as being attained at the time a working model is completed. To date, the period between achieving technological feasibility and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, Ciena has not capitalized any software development costs.
Accounting for Stock Options
     In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123 allowed companies to account for stock-based compensation either under the new provisions of SFAS 123 or using the intrinsic value method provided by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Companies using the intrinsic value method under APB 25 are required to include pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted.
     In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS 148 amends SFAS 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002.
     During fiscal 2003, 2004 and 2005, Ciena elected to continue to account for its stock-based compensation in accordance with the provisions of APB 25, as interpreted by FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” and present the pro forma footnote disclosures required by SFAS 123, as amended by SFAS 148.
     On December 16, 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends SFAS 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value at the date of grant. Pro forma disclosure in the footnotes to financial statements under APB 25 is no longer an alternative. Ciena is required to adopt SFAS 123(R) effective at the beginning of the first quarter of fiscal 2006 and intends to use the “modified prospective” method, which recognizes compensation cost (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.
     On October 26, 2005, Ciena’s Board of Directors accelerated the vesting of approximately 14.1 million unvested, “out-of-the-money” stock options previously awarded to employees, officers and directors under Ciena’s stock option plans.

Certain performance-based options held by executives were not subject to this acceleration. For purposes of the acceleration, options with an exercise price greater than $2.49 per share were deemed “out-of-the-money.” The accelerated options, which are considered fully vested as of October 26, 2005, have exercise prices ranging from $2.50 to $46.99 per share and a weighted average exercise price of $4.39 per share. Ciena did not accelerate the vesting of approximately 17.2 million shares that had an exercise price per share of $2.49 or less. The primary purpose of the accelerated vesting is to enable Ciena to avoid recognizing future compensation expense associated with these out-of-the-money stock options upon adoption of SFAS 123(R) in fiscal 2006.
     The table below sets forth Ciena’s pro forma net loss and net loss per share for fiscal 2003, fiscal 2004 and fiscal 2005, assuming Ciena had determined compensation cost for awards under stock option plans and the employee stock purchase plan based on the fair value at the grant date. This calculation is consistent with the provisions of SFAS 123, as amended by SFAS 148. The pro forma net loss and net loss per share in the table below (in thousands, except per share data) also reflects for fiscal 2005 approximately $21.5 million of compensation expense, the effect of Ciena’s acceleration of unvested, out-of-the-money options in October 2005:

	October 31,
	2003	2004	2005
Net loss as reported	$(386,517)	$(789,464)	$(435,699)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	39,553	39,638	61,623
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	16,777	11,883	9,441

Net loss pro forma	$(409,293)	$(817,219)	$(487,881)

Basic and diluted net loss per share – as reported	$(0.87)	$(1.51)	$(0.76)

Basic and diluted net loss per share – pro forma	$(0.92)	$(1.57)	$(0.85)

     The weighted average fair value of each option granted under Ciena’s stock option plans for 2003, 2004 and 2005 is $3.32, $2.82 and $1.54, respectively. The fair value of each share-based award under Ciena’s stock option plans and the Ciena stock purchase plan is estimated on the date of grant using the Black-Scholes Option Pricing Model, with the following weighted average assumptions for fiscal 2003, fiscal 2004 and fiscal 2005:

	Employee Stock Option Plans			Employee Stock Purchase Plan
	October 31,			October 31,
	2003	2004	2005	2003	2004	2005
Expected volatility	71%	63% — 71%	58% — 67%	71%	63% — 71%	58% — 67%
Risk-free interest rate	3.20%	3.50%	3.65 — 4.26%	1.30%	1.50%	3.19% — 4.31%
Expected life (years)	4.5	4.5	3.9 — 4.5	0.5	0.5	0.5
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Segment Reporting
     In June 1997, the FASB issued SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 establishes annual and interim reporting standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. Ciena organizes its operations into four separate business segments: the Transport and Switching Group (TSG), the Data Networking Group (DNG), the Broadband Access Group (BBG) and Global Network Services (GNS). See Note 17.
Newly Issued Accounting Standards
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” which supersedes APB 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 also carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The correction of an error in previously issued financial statements is not a change in accounting principle. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Ciena does not believe that the adoption of this statement will have a material impact on its financial condition or results of operations.
     In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Ciena does not believe that the adoption of this statement will have a material impact on its financial condition or results of operations.
     In November 2004, the FASB issued SFAS 151, “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4.” SFAS 151 amends the guidance in ARB No 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. Ciena does not believe that the adoption of this statement will have a material impact on its financial condition or results of operations.
     On December 16, 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” See “Accounting for Stock Options” above.
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
     In-process research and development represents in-process technology that, as of the date of acquisition, has not reached technological feasibility and has no alternative future use. Based on valuation assessments, the value of these projects is determined by estimating the resulting net cash flows from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project. The resulting cash flows are then discounted back to their present values at appropriate discount rates.
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
     The following table summarizes the allocation of the purchase price at the date of the acquisitions (in thousands):

	WaveSmith	Akara at	Internet
	at June 16,	August 29,	Photonics at	Catena at
	2003	2003	May 3, 2004	May 3, 2004
Cash, cash equivalents, long and short-term investments	$4,159	$1,232	$767	$12,936
Inventory	983	909	1,499	6,254
Equipment, furniture and fixtures	793	282	1,287	2,813
Other tangible assets	472	1,542	1,666	9,236
Existing technology	54,300	9,300	10,000	73,000
Non-compete agreements	—	3,100	2,200	—
Contracts and purchase orders	5,400	2,100	21,100	18,000
Goodwill	89,264	34,275	120,574	326,241
Deferred stock compensation	7,385	—	1,094	16,130
Other assumed liabilities	(2,405)	(2,658)	(6,857)	(23,150)
Ciena initial investment	(5,000)	—	—	—
Unfavorable lease commitments	—	(541)	—	(351)
Promissory notes and loans	—	(6,099)	(9,357)	—
In-process research and development	1,500	1,300	5,200	25,000

Total purchase price	$156,851	$44,742	$149,173	$466,109

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
     The goodwill allocated to the purchase price was $326.2 million and is not deductible for tax purposes. The operations of Catena were incorporated into Ciena’s BBG operating segment, and accordingly, the goodwill from this transaction was assigned to the BBG operating segment.
     The following unaudited pro forma data summarizes the results of operations for the period indicated as if the Catena acquisition had been completed as of the beginning of the periods presented. The unaudited pro forma data gives effect to the combined actual operating results prior to the May 3, 2004 acquisition, adjusted to include the pro forma effect of amortization of intangibles and deferred stock compensation costs. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of November 1, 2003 or that may be obtained in the future (in thousands, except per share data.)

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
     The $10.0 million assigned to existing technology will be amortized over 6.5 years. The $2.2 million assigned to non-compete agreements will be amortized over 12 months. The $21.1 million assigned to the contracts, customer relationships and purchase orders will be amortized over periods ranging from 3 months to 6.5 years. The $9.4 million assigned to the value of the loan payable to Ciena was based upon the present value of the loan at the time of the acquisition. This loan was eliminated during the allocation of the purchase price.
     The goodwill allocated to the purchase price was $120.6 million and is not deductible for tax purposes. The operations of Internet Photonics were incorporated into Ciena’s TSG operating segment, and accordingly, the goodwill from this transaction was assigned to the TSG operating segment. The operations of Internet Photonics are not material to the consolidated financial statements of Ciena, and accordingly, separate pro forma financial information has not been presented.
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
     The amount of goodwill allocated to the purchase price was $34.3 million and is not deductible for tax purposes. At the time of the acquisition Ciena operated as one operating segment and reported only certain enterprise-wide disclosures. Accordingly, the goodwill from this transaction was not part of a separate reportable segment. The operations of Akara were not material to the consolidated financial statements of Ciena, and accordingly, separate pro forma financial information has not been presented.
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
     The amount of goodwill allocated to the purchase price was $89.3 million and is not deductible for tax purposes. At the time of the acquisition, Ciena operated as one operating segment and reported only certain enterprise-wide disclosures. Accordingly, the goodwill from this transaction was not part of a separate reportable segment. The operations of WaveSmith were not material to the consolidated financial statements of Ciena, and accordingly, separate pro forma financial information has not been presented.
(3) RESTRUCTURING COSTS
     Ciena has previously taken actions to align its workforce, facilities and operating costs with business opportunities. Prior to the adoption of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” applicable to transactions initiated after December 31, 2002, Ciena followed the guidance of EITF 94-3, “Liability Recognition for Certain Employee

Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” for restructuring charges. However, given the manner in which Ciena undertook such restructuring activities, there have been no significant differences in financial reporting. Ciena historically has committed to a restructuring plan and has incurred the associated liability concurrently in accordance with the provisions of SFAS 146. The following table displays the activity and balances of the restructuring reserve account for the years ended October 31, 2004 and October 31, 2005 (in thousands):

			Consolidation
	Workforce		of excess
	reduction		facilities		Total
Balance at October 31, 2003	$2,849		$63,693		$66,542
Additional reserve recorded	21,796	(a)	27,834	(a)	49,630
Adjustment to previous estimates	154	(a)	7,323	(a)	7,477
Cash payments	(23,353)		(18,913)		(42,266)

Balance at October 31, 2004	1,446		79,937		81,383
Additional reserve recorded	5,770	(b)	884	(b)	6,654
Adjustment to previous estimates	—	(b)	11,364	(b)	11,364
Cash payments	(6,946)		(22,678)		(29,624)

Balance at October 31, 2005	$270		$69,507		$69,777

Current restructuring liabilities	$270		$15,222		$15,492

Non-current restructuring liabilities	$—		$54,285		$54,285

(a)	During the first quarter of fiscal 2004, Ciena recorded a restructuring charge of $1.3 million related to the exit of a warehouse, $1.4 million related to workforce reductions of 52 employees and $0.7 million related to an adjustment to estimates associated with costs for previously restructured facilities.

During the second quarter of fiscal 2004, Ciena recorded a restructuring charge of $2.5 million related to a workforce reduction of 68 employees and $2.6 million primarily related to an adjustment to estimates associated with costs for previously restructured facilities.

During the third quarter of fiscal 2004, Ciena recorded a restructuring charge of $12.5 million related to a workforce reduction of 321 employees, $0.7 million related to exit activities associated with Ciena’s San Jose, CA facility and an adjustment of $0.3 million related to an adjustment to estimates associated with costs for previously restructured facilities.

During the fourth quarter of fiscal 2004, Ciena recorded a restructuring charge of $5.4 million related to a workforce reduction of 119 employees, $25.8 million primarily related to exit activities associated with Ciena’s San Jose, CA facility and $3.8 million primarily related to an adjustment to estimates associated with costs for previously restructured facilities.

(b)	During the first quarter of fiscal 2005, Ciena recorded a restructuring charge of approximately $1.0 million related to a workforce reduction of 21 employees and a charge of approximately $0.3 million related to certain other costs associated with the closure of its San Jose, CA facility on September 30, 2004. This restructuring charge also reflects a reversed charge of $0.1 million related to an adjustment to estimates associated with costs for previously restructured facilities.

During the second quarter of fiscal 2005, Ciena recorded a restructuring charge of approximately $2.1 million related to a workforce reduction of 53 employees and a charge of approximately $7.6 million related to an adjustment to estimates associated with costs for previously restructured facilities.

During the third quarter of fiscal 2005, Ciena recorded a restructuring charge of approximately $2.3 million related to a workforce reduction of 96 employees and recorded a charge of approximately $0.1 million related to the closure of one of its Kanata, Canada facilities. This restructuring charge also reflects approximately $1.9 million related to an adjustment to estimates associated with costs for previously restructured facilities.

During the fourth quarter of fiscal 2005, Ciena recorded a restructuring charge of approximately $0.4 million related to a workforce reduction of 7 employees and recorded a charge of approximately $0.4 million related to the closure of Ciena’s Durham, NC facilities. This restructuring charge also reflects approximately $2.0 million related to an adjustment to estimates associated with costs for previously restructured facilities.
(4) GOODWILL AND LONG-LIVED ASSET IMPAIRMENTS
     Goodwill Impairment
     SFAS 142 “Goodwill and Other Intangible Assets,” requires Ciena to test each reporting unit’s goodwill for impairment on an annual basis, which Ciena has determined to be the last business day of fiscal September each year. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. Prior to the reorganization of Ciena into operating segments during fiscal 2004, the fair value of Ciena’s goodwill was tested for impairment on an enterprise level, rather than a segment level. Due to Ciena’s reorganization into operating segments, in fiscal 2004, SFAS 142 requires that Ciena assign goodwill to its reporting units. Ciena has determined its operating segments and reporting units are the same. The following table summarizes the allocation of the carrying amount of Ciena’s goodwill into reporting units at January 31, 2004. The table also sets forth changes in carrying amount of goodwill during fiscal 2003, fiscal 2004 and fiscal 2005 (in thousands):

	CNG	MESG	TSG*	DNG	BBG	Total
Balance as of October 31, 2002						212,500
Goodwill acquired during fiscal 2003						123,539

Balance as of October 31, 2003						336,039
Purchase adjustments						(121)

Assignment as of January 31, 2004	$151,121	$97,924	$—	$86,873	$—	$335,918
Goodwill acquired during fiscal 2004	—	120,574	—	—	326,241	446,815
Purchase adjustments	—	(289)	—	(1,858)	(259)	(2,406)
Impairment losses	(93,321)	(129,009)	—	—	(149,382)	(371,712)
Reorganization assignment	(57,800)	(89,200)	147,000	—	—	—

Balance as October 31, 2004	$—	$—	$147,000	$85,015	$176,600	$408,615
Impairment losses	—	—	—	—	(176,600)	(176,600)

Balance as October 31, 2005	$—	$—	$147,000	$85,015	$—	$232,015

*	CNG and MESG were combined to form TSG during October fiscal 2004.
     Goodwill Assessment — Fiscal 2005
     During the fourth quarter of fiscal 2005, Ciena performed its annual test to determine and measure goodwill impairment on a reporting unit basis. With the assistance of independent valuation experts, management performed an assessment of the fair value of Ciena’s reporting units and their intangible assets as of September 24, 2005. Ciena compared the fair value of each of its reporting units to each reporting unit’s carrying value including goodwill. During the fourth quarter of fiscal 2005 and in conjunction with Ciena’s annual assessment, it became apparent that developments in the market for broadband loop carrier products, particularly outside of the United States, would require Ciena to make a substantial commitment of research and development resources in order to compete successfully in this market with Ciena’s CN 1000™ Next-Generation Broadband Access platform. Given the uncertainties associated with this international market and the magnitude of the investment required, Ciena determined it would not be cost effective to make such investment and suspended research and development for this product. This decision significantly reduced Ciena’s forecasted long-term revenue for the BBG reporting unit. As a result, the carrying value of BBG, including goodwill, exceeded the fair value of BBG as of September 24, 2005. The fair value of the BBG reporting unit was determined using the average of the valuations calculated using market multiples and discounted cash flows. Because of the forecasted decline in long-term revenue for BBG, no control premium was added to the valuation results for the BBG reporting unit.
     Because BBG’s carrying value, including goodwill, exceeded the fair value of the reporting unit as a whole, Ciena assessed the fair value of BBG’s individual assets, including identified intangible assets and liabilities, in order to derive an implied fair value for BBG’s goodwill. Ciena determined the estimated fair value of the identifiable intangible assets of the unit using discounted cash flows. Ciena used cash flow periods ranging from one to ten years, depending on the nature of the asset, and assumed that revenues for the BBG reporting unit would decline to zero over ten years. Ciena used discount rates of 10% to 14%, based on the specific risks and circumstances associated with the identified intangible assets and Ciena’s weighted average cost of capital. The assumptions supporting the estimated discounted cash flows for identified intangible assets, including the cash flow periods, discount rates and forecasted future revenues, reflect management’s estimates. Ciena determined that the implied fair value of goodwill assigned to BBG was zero. Because the carrying amount of the goodwill assigned to BBG was greater than the implied fair value, Ciena recorded an impairment loss of $176.6 million in fiscal 2005.
     Goodwill Assessment — Fiscal 2004
     During fiscal 2004, Ciena performed its annual test to determine and measure goodwill impairment on a reporting unit basis. With the assistance of independent valuation experts, management performed an assessment of the fair value of Ciena’s reporting units and their intangible assets as of September 27, 2004. Ciena compared the fair value of each of its reporting units to each reporting unit’s carrying value including goodwill and determined that the carrying value, including goodwill, of CNG, MESG, and BBG exceeded their respective fair values as of September 27, 2004. This decline in the fair value of CNG, MESG and BBG was primarily due to the decline in the forecasted demand for Ciena’s products, along with the reduction in valuations of comparable businesses. The fair value of CNG, MESG and BBG was determined using the average of the outcomes from the following valuation methods: market multiples; comparable transactions; and discounted cash flows. A control premium of 15% to 20% was added to the valuation results for each reporting unit.
     Because the carrying value, including goodwill, for CNG, MESG and BBG, exceeded the fair value of each reporting unit as a whole, Ciena assessed the fair value of each reporting unit’s respective individual assets, including identified intangible assets and liabilities, in order to derive an implied fair value for each reporting unit’s goodwill. Ciena determined the estimated fair value of the identifiable intangible assets of each of the reporting units using discounted cash flows. Ciena used cash flow periods ranging from one to seven years, depending on the nature of the asset, applying annual growth rates of 5% to 118%. Ciena used discount rates of 10% to 30% based of the specific risks and circumstances associated with the identified intangible assets and Ciena’s weighted average cost of capital. The assumptions supporting the estimated cash flows for identified intangible assets and other non-goodwill assets and liabilities, including the discount rate, reflects management’s estimates. Because the carrying amount of the goodwill assigned to CNG, MESG and BBG was greater than the implied fair values, an impairment loss of $93.3 million, $129.0 million and $149.4 million for CNG, MESG, and BBG, respectively, was recognized in fiscal 2004.
     Goodwill Assessment — Fiscal 2003
     During fiscal 2003, Ciena, with the assistance of independent valuation experts, performed an assessment of the fair value of Ciena’s single reporting unit and its intangible assets as of September 26, 2003. Ciena compared its fair value to its carrying value including goodwill and determined that its carrying value, including goodwill, did not exceed fair value. Because the carrying amount, including goodwill, was less than its fair value, no impairment loss was recorded for fiscal 2003. During fiscal 2003, the fair value of Ciena was determined using the average market price of Ciena’s common stock over a 10-day period before and after September 26, 2003 and a control premium of 25% was added to the valuation results.
     Long-Lived Asset Impairment — Equipment, Furniture and Fixtures
     During fiscal 2005, fiscal 2004, and fiscal 2003, Ciena recorded impairment losses of $0.2 million, $15.9 million and $17.6 million, respectively, related to excess equipment, furniture and fixtures that were classified as held for sale as a result of Ciena’s restructuring activities.
     Long-Lived Asset Impairment — Other Intangible Assets
     During fiscal 2005, fiscal 2004 and fiscal 2003, Ciena performed an assessment of the carrying value of Ciena’s other intangible assets pursuant to SFAS 144.
     During fiscal 2005, Ciena recorded a charge of $45.7 million related to the impairment of BBG developed technology and customer relationships acquired from Catena in May 2004. This charge was based on the amount by which the carrying amount of the intangible assets exceeded their fair value. Fair value was determined based on discounted future cash flows derived from the intangible assets. Ciena used a cash flow period of five years and assumed that revenue related to these intangible assets would decline to zero over five years. The discount rate used was 15%. The assumptions supporting the estimated future cash flows, including the discount rate reflect management’s best estimates. The discount rate was based upon Ciena’s weighted average cost of capital as adjusted for the risks associated with its operations.
     Ciena did not record an impairment of intangible assets in fiscal 2004.
     During fiscal 2003, Ciena recorded a charge of $29.6 million related to the impairment of MetroDirector K2 developed technology acquired from Cyras Systems in fiscal 2001. This charge was based on the amount by which the carrying amount of the developed technology exceeded its fair value. Fair value was determined based on discounted future cash flows derived from the developed technology, which had separately identifiable cash flows. The cash flow period used was five years, applying a first year growth rate of 5%, with subsequent declines of between 10% and 20% in the following years. The discount rate used was 21.0%. The assumptions supporting the estimated future cash flows, including the discount rate reflect management’s best estimates. The discount rate was based upon Ciena’s weighted average cost of capital as adjusted for the risks associated with its operations.
(5) MARKETABLE DEBT AND EQUITY SECURITIES
     Cash, short-term and long-term investments are comprised of the following (in thousands):

	October 31, 2005
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Corporate bonds	$291,044	$—	$1,888	$289,156
Asset backed obligations	195,471	—	844	194,627
Commercial paper	—	—	—	—
US government obligations	253,633	—	1,941	251,692
Money market funds	372,781	—	—	372,781

	$1,112,929	$—	$4,673	$1,108,256

Included in cash and cash equivalents	372,781	—	—	372,781
Included in short-term investments	582,947	—	3,416	579,531
Included in long-term investments	157,201	—	1,257	155,944

	$1,112,929	$—	$4,673	$1,108,256

	October 31, 2004
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Corporate bonds	$403,178	$—	$1,059	$402,119
Asset backed obligations	215,811	—	165	215,646
Commercial paper	17,999	—	4	17,995
US government obligations	448,455	—	1,260	447,195
Money market funds	202,623	—	—	202,623

	$1,288,066	$—	$2,488	$1,285,578

Included in cash and cash equivalents	202,623	—	—	202,623
Included in short-term investments	754,813	—	1,562	753,251
Included in long-term investments	330,630	—	926	329,704

	$1,288,066	$—	$2,488	$1,285,578

     The following table summarizes maturities of debt investments at October 31, 2005 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$582,947	$579,531
Due in 1-2 years	157,201	155,944
Due in 2-5 years	—	—

	$740,148	$735,475

(6) ACCOUNTS RECEIVABLE
     As of October 31, 2005, the trade accounts receivable, net of allowance for doubtful accounts, included three customers that accounted for 12.1%, 13.1% and 13.8% of the net trade accounts receivable, respectively. As of October 31, 2004, the trade accounts receivable, net of allowance for doubtful accounts, included three customers that accounted for 24.0%, 12.3% and 11.2% of the net trade accounts receivable, respectively.
     Ciena performs ongoing credit evaluations of its customers and generally has not required collateral or other forms of security from its customers. Ciena maintains an allowance for potential losses on a specific identification basis. Ciena’s allowance for doubtful accounts as of October 31, 2005 and October 31, 2004 was $3.3 million and $1.0 million, respectively. During fiscal 2005, Ciena recorded a provision for doubtful accounts of $2.6 million relating to one customer from which payment was doubtful due to a change in their financial condition. During fiscal 2004, Ciena recovered $3.1 million from a customer, from which payment was previously deemed doubtful due to the customer’s financial condition. Ciena also recorded a provision for doubtful accounts of $0.3 million during fiscal 2004 relating to one customer. Ciena did not record any additional provision for doubtful accounts during fiscal 2003.
     The following table summarizes the activity in Ciena’s allowance for doubtful accounts (in thousands):

Year ended	Balance at beginning			Balance at end of
October 31,	of period	Provisions	Deductions	period
2003	$9,473	$—	$7,975	$1,498
2004	$1,498	$284	$821	$961
2005	$961	$2,602	$272	$3,291
(7) INVENTORIES
     Inventories are comprised of the following (in thousands):

	October 31,
	2004	2005
Raw materials	$19,591	$21,177
Work-in-process	3,833	3,136
Finished goods	46,123	47,615

	69,547	71,928
Provision for excess and obsolescence	(21,933)	(22,595)

	$47,614	$49,333

     Ciena writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During fiscal 2005 and fiscal 2004, Ciena recorded a provision for inventory reserves of $5.2 million and $4.2 million, respectively, primarily related to an increase in excess inventory due to a change in forecasted sales for certain products. During fiscal 2003, Ciena recorded a benefit for excess inventory of $5.3 million, primarily related to the sale of previously reserved excess inventory.
     The following table summarizes the activity in Ciena’s reserve for excess and obsolete inventory (in thousands):

	Balance at
Year ended	beginning of	Provisions		Balance at
October 31,	period	(Benefits)	Deductions	end of period
2003	$48,145	$(5,296)	$19,756	$23,093
2004	$23,093	$4,172	$5,332	$21,933
2005	$21,933	$5,232	$4,570	$22,595
(8)	EQUIPMENT, FURNITURE AND FIXTURES
     Equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,
	2004	2005

Equipment, furniture and fixtures	$259,809	$249,282
Leasehold improvements	38,064	32,875

	297,873	282,157
Accumulated depreciation and amortization	(247,336)	(254,458)
Construction-in-progress	715	391

	$51,252	$28,090

     During fiscal 2004, Ciena recorded $22.5 million in accelerated amortization expense of leasehold improvements related to the closure of its San Jose, CA facility. This expense is included in the research and development expense for fiscal 2004.

In addition, during fiscal 2005, fiscal 2004, and fiscal 2003 Ciena recorded impairment losses of $0.2 million, $15.9 million and $17.6 million, respectively, for equipment, furniture and fixtures as a result of its restructuring activities. See Note 4.
(9) OTHER INTANGIBLE ASSETS
     Other intangible assets are comprised of the following (in thousands):

	October 31,
	2004			2005
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangible	Amortization	Intangible	Intangible	Amortization	Intangible
Developed technology	$177,704	$(43,076)	$134,628	$139,983	$(70,502)	$69,481
Patents and licenses	46,670	(13,208)	33,462	47,370	(19,219)	28,151
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	54,000	(14,075)	39,925	45,981	(23,289)	22,692

	$278,374		$208,015	$233,334		$120,324

     During fiscal 2005, Ciena recorded an impairment of $37.7 million against gross developed technology and an impairment of $8.0 million against customer relationships. See Note 4.
     The aggregate amortization expense of other intangible assets was $42.7 million, $34.7 million and $21.2 million for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Expected future amortization of other intangible assets is as follows (in thousands):

Year ended October 31,
2006	$29,050
2007	29,050
2008	27,840
2009	19,254
2010	14,500
Thereafter	630

$120,324

(10) OTHER BALANCE SHEET DETAILS

Other long-term assets (in thousands):

	October 31,
	2004	2005
Maintenance spares inventory, net	$18,959	$12,513
Deferred debt issuance costs	9,841	6,406
Investments in privately held companies	21,592	7,223
Other	9,804	10,792

	$60,196	$36,934

Accrued liabilities (in thousands):

	October 31,
	2004	2005
Warranty	$30,189	$27,044
Accrued compensation, payroll related tax and benefits	23,531	26,164
Accrued interest payable	6,469	6,082
Other	15,856	17,201

	$76,045	$76,491

     The following table summarizes the activity in Ciena’s accrued warranty and other contractual obligations (in thousands):

Year ended	Balance at beginning				Balance at end of
October 31,	of period	Provisions	Acquired	Settlements	period
2003	$45,498	$9,301	$181	$(17,600)	$37,380
2004	$37,380	$8,351	$1,000	$(16,542)	$30,189
2005	$30,189	$9,738	$—	$(12,883)	$27,044
Deferred revenue (in thousands):

	October 31,
	2004	2005
Products	$8,578	$14,534
Services	28,998	28,984

	37,576	43,518
Less current portion	(21,566)	(27,817)

Long-term deferred revenue	$16,010	$15,701

(11) CONVERTIBLE NOTES PAYABLE
     Ciena 3.75% Convertible Notes, due February 1, 2008
     On February 9, 2001, Ciena completed a public offering of 3.75% convertible notes, due February 1, 2008, in an aggregate principal amount of $690.0 million. Interest is payable on February 1st and August 1st of each year. The notes may be converted into shares of Ciena’s common stock at any time before their maturity or their prior redemption or repurchase by Ciena. The conversion rate is 9.5808 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. Ciena has the option to redeem all or a portion of the notes that have not been previously converted at the following redemption prices (expressed as percentage of principle amount):

Redemption
Period	Price
Beginning on February 1, 2005 and ending on January 31, 2006	101.607%
Beginning on February 1, 2006 and ending on January 31, 2007	101.071%
Beginning on February 1, 2007 and ending on January 31, 2008	100.536%
     During the third quarter of fiscal 2005, Ciena repurchased $41.2 million of the outstanding 3.75% convertible notes for

$36.9 million in open market transactions. Ciena recorded a gain on the extinguishment of debt in the amount of $3.9 million, which consists of the $4.3 million gain from the repurchase of the notes, less a write-off of $0.4 million of associated debt issuance costs.
     On October 28, 2005, the fair value of the $648.8 million in aggregate principal amount of Ciena convertible notes outstanding was $587.9 million, based on the quoted market price for the notes.
     ONI 5.0% Convertible Subordinated Notes
     During fiscal 2003 and fiscal 2004, Ciena repurchased all of the outstanding ONI 5.0% convertible subordinated notes. During the first quarter of fiscal 2003, Ciena purchased $154.7 million of the $202.9 million outstanding ONI 5.0% convertible subordinated notes pursuant to a tender offer. Ciena paid $140.3 million related to the tender offer for these notes with a cumulative accreted book value of $119.7 million, which resulted in a loss on early extinguishment of debt of $20.6 million. During the first quarter of fiscal 2004, Ciena purchased the remaining $48.2 million of the outstanding ONI 5.0% convertible subordinated notes. Ciena paid $49.2 million for the notes with a cumulative accreted book value of $41.0 million, which resulted in a loss on early extinguishment of debt of $8.2 million.
(12) LOSS PER SHARE CALCULATION
     Basic and diluted EPS are computed using the weighted average number of common shares outstanding (excluding restricted stock subject to repurchase). Because of the anti-dilutive effect, diluted EPS and the weighted average number of common shares do not include shares underlying: stock options, warrants, restricted stock, restricted stock units, and Ciena’s 3.75% convertible notes. Shares underlying these securities totaled approximately 65.1 million, 48.8 million and 34.6 million for fiscal 2005, fiscal 2004 and fiscal 2003, respectively.
(13) STOCKHOLDERS’ EQUITY
Shareholder Rights Plan
     In December 1997, Ciena’s Board of Directors adopted a shareholder rights plan. This plan is designed to deter any potential coercive or unfair takeover tactics in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover of Ciena on terms that are favorable and fair to all shareholders and will not interfere with a merger approved by the Board of Directors. Each right entitles shareholders to buy a “unit” equal to one one-thousandth of a share of preferred stock of Ciena. The rights will be exercisable only if a person or a group acquires or announces a tender or exchange offer to acquire 15% or more of Ciena’s common stock or if Ciena enters into certain other business combination transactions not approved by the Board of Directors. In June 2005, Ciena amended its rights plan to raise the ownership trigger to 20% for FMR Corp., one of Ciena’s institutional investors, and certain of its affiliated entities.
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
(14) INCOME TAXES
     Loss before income taxes and the provision for income taxes consists of the following (in thousands):

	October 31,
	2003	2004	2005
Loss before income taxes	$(385,261)	$(788,343)	$(434,379)

Provision (benefit) for income taxes:
Current:
Federal	—	—	—
State	—	—	—
Foreign	1,256	1,121	1,320

Total current	1,256	1,121	1,320

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	1,256	1,121	1,320

Provision for income taxes	$1,256	$1,121	$1,320

     The tax provision reconciles to the amount computed by multiplying income before income taxes by the U.S. federal statutory rate of 35% as follows:

	October 31,
	2004	2005
Provision at statutory rate	35.00%	35.00%
Non-deductible purchased research and development	(1.34%)	—
Research and development credit	0.57%	0.65%
Non-deductible goodwill and other	(16.50%)	(15.04%)
Valuation allowance	(17.87%)	(20.91%)

	(0.14%)	(0.30%)

     The significant components of deferred tax assets and liabilities were as follows (in thousands):

	October 31,
	2004	2005
Deferred tax assets:
Reserves and accrued liabilities	$77,449	$68,041
Depreciation and amortization	(26,392)	110,312
NOL and credit carry forward	1,019,101	983,818
Other	7,748	11,095

Gross deferred tax assets	1,077,906	1,173,266
Valuation allowance	(1,077,906)	(1,173,266)

Net deferred tax asset	$—	$—

     During fiscal 2002, Ciena established a valuation allowance against its deferred tax assets. Ciena intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.
     As of October 31, 2005, Ciena had a $2.47 billion net operating loss carry forward and an $80.4 million income tax credit carry forward which begin to expire in fiscal year 2018 and 2012, respectively. Ciena’s ability to use net operating losses and credit carry forwards may be subject to limitations pursuant to the ownership change rules of the Internal Revenue Code Section 382.
     The income tax provision does not reflect the tax savings resulting from deductions associated with the exercise of stock options and sale of underlying Ciena stock. The tax benefit on these deductions of approximately $104.5 million will be credited to additional paid-in capital when realized.
     Approximately $128.0 million of the valuation allowance as of October 31, 2005 was attributable to deferred tax assets associated with the acquisitions of ONI, WaveSmith, Akara, Catena and IPI that, when realized, will first reduce goodwill, then other non-current intangibles of the acquired companies, and then income tax expense.
     The IRS is currently examining Ciena’s federal income tax returns for fiscal 1999 through fiscal 2002. Management does not expect the outcome of these examinations to have a material effect on Ciena’s consolidated financial position, results of operations or cash flow.
(15) EMPLOYEE BENEFIT PLANS
Ciena Corporation 2000 Equity Incentive Plan
     During fiscal 2005, the Board of Directors determined that all future grants of stock options, restricted stock, or other forms of equity-based compensation will be issued under the Ciena Corporation 2000 Equity Incentive Plan (the “2000 Plan”). The Board of Directors capped future equity grants under all other equity incentive plans.
     The 2000 Plan was assumed by Ciena as a result of its merger with ONI. It authorizes the issuance of stock options, restricted stock, restricted stock units and stock bonuses to employees, officers, directors, consultants, independent contractors and advisors. The terms of awards under the 2000 Plan are established by the Board of Directors or its Compensation Committee. The exercise price of options may not be less than 85% of the fair market value of the stock at the date of grant, or 100% of the fair market value for qualified options. The Board of Directors or its Compensation Committee has broad discretion to establish the terms and conditions for grants of restricted stock and stock bonuses. Under the terms of the 2000 Plan, the number of shares authorized for issuance will increase by 5.0% of the number of issued and outstanding shares of Ciena each January 1st, unless the Compensation Committee reduces the amount of the increase in any year. By action of the Compensation Committee, the plan increased by (i) zero shares on January 1, 2005, (ii) 9.5 million shares, or 2.0% of the then issued and outstanding shares of Ciena, on January 1, 2004, and (iii) 21.7 million shares, or 5% of the then issued and outstanding shares of Ciena, on January 1, 2003. In addition, any shares subject to outstanding options or other awards under the ONI 1997 Stock Plan, ONI 1998 Equity Incentive Plan, or ONI 1999 Equity Incentive Plan that are forfeited upon cancellation of the option or award are available for grant and issuance under the 2000 Plan. As of October 31, 2005, there were 42.6 million shares authorized and available to grant under the 2000 Plan.
Other Equity Incentive Plans
     As a result of its acquisitions of Lightera, Omnia, Cyras, ONI, WaveSmith, Akara, Catena and Internet Photonics, Ciena has assumed obligations under various equity incentive plans previously maintained by those companies, including the obligation to honor grants made under these plans prior to the acquisitions. Ciena will issue its common stock upon the exercise of options outstanding under these plans. Restricted stock issued under these plans has been converted into restricted shares of Ciena common stock. Ciena does not intend to issue any further grants under these plans.
     In October 2005, Ciena’s Board of Directors capped future grants under the 1999 Non-Officer Incentive Stock Plan, the Third Amended and Restated 1994 Stock Option Plan and the 1996 Outside Directors Stock Option Plan. Ciena will honor outstanding awards granted under these plans, subject to their terms.
     Other equity incentive plans include the following plans:
•	Internet Photonics 2000 Corporate Stock Option Plan

•	Catena 1998 Equity Incentive Plan

•	WaveSmith 2000 Stock Option and Incentive Plan

•	ONI 1997 Stock Option Plan

•	ONI 1998 Equity Incentive Plan

•	ONI 1999 Equity Incentive Plan

•	Cyras 1998 Stock Plan

•	Omnia 1997 Stock Plan

•	Lightera 1998 Stock Plan

•	1999 Non-Officer Incentive Stock Plan

•	Third Amended and Restated 1994 Stock Option Plan

•	1996 Outside Directors Stock Option Plan

Stock Option Activity
     The following table is a summary of Ciena’s stock option activity (shares in thousands):

		Weighted
		Average
		Exercise
	Shares	Price
Balance as of October 31, 2002	42,475	$19.20
Granted and assumed	22,382	4.83
Exercised	(2,004)	1.75
Canceled	(13,995)	30.17

Balance at October 31, 2003	48,858	10.10
Granted and assumed	37,245	3.31
Exercised	(5,504)	1.71
Canceled	(17,004)	9.95

Balance as of October 31, 2004	63,595	6.89
Granted	14,294	2.54
Exercised	(4,198)	2.25
Canceled	(13,100)	6.45

Balance as of October 31, 2005	60,591	$6.40

     In May 2002, Ciena commenced a registered exchange offer pursuant to which it offered eligible employees the opportunity to exchange certain outstanding stock options for new options with an exercise price to be established in November 2002. The stock options included in the offer had an exercise price greater than $12.00 per share and were outstanding under the 1994 Plan, the 1999 Plan and the Cyras Systems, Inc. 1998 Plan (“the Cyras Plan”). New options exchanged for options issued under the 1994 Plan and the 1999 Plan were to be issued under the 1999 Plan, and the new options exchanged for options tendered under the Cyras Plan were to be issued under the Cyras Plan. Except for options issued after October 16, 2001, the new options were to be exercisable for one half the number of shares covered by the old options tendered for exchange. With respect to options issued after October 16, 2001, the new options were to be exercised for the same number of shares as the old options tendered for exchange. Eligible employees tendered for exchange in the offer options to purchase a total of 15.1 million shares. On November 19, 2002, Ciena completed the exchange offer and issued new options for approximately 6.4 million shares at an exercise price of $4.53 per share.
     The following table summarizes information with respect to stock options outstanding at October 31, 2005 (shares in thousands):

						Vested Options Not Subject to
			Options Outstanding			Repurchase Upon Exercise
				Weighted
				Average
			Number	Remaining	Weighted		Weighted
Range of			Outstanding	Contractual	Average	Number	Average
Exercise			at Oct. 31,	Life	Exercise	at Oct. 31,	Exercise
Price			2005	(Years)	Price	2005	Price
$0.01	—	$2.36	8,579	6.82	$1.65	3,474	$0.94
$2.37	—	$2.49	9,606	9.17	2.44	1,288	2.39
$2.50	—	$3.29	10,348	7.71	3.07	9,103	3.10
$3.30	—	$4.48	5,374	8.25	3.55	5,374	3.94
$4.49	—	$4.53	7,466	7.06	4.53	7,466	4.53
$4.54	—	$6.71	5,208	7.18	5.91	5,208	5.91
$6.72	—	$11.88	6,065	6.50	8.50	6,065	8.50
$11.89	—	$149.50	7,945	5.23	22.80	7,945	22.80

$0.01	—	$149.50	60,591	7.29	$6.37	45,923	$7.69

     On October 26, 2005, Ciena’s Board of Directors accelerated the vesting of approximately 14.1 million unvested “out-of-the-money” stock options awarded to employees, officers and directors under Ciena’s stock option plans. Certain performance-based options held by executives were not subject to acceleration. For purposes of the acceleration, options with an exercise price greater than $2.49 per share were deemed “out-of-the-money.” The accelerated options, which are considered fully vested as of October 26, 2005, have exercise prices ranging from $2.50 to $46.99 per share and a weighted average exercise price of $4.39.
Restricted Stock Units
     As of October 31, 2005, approximately 0.1 million restricted stock units (RSUs) were outstanding under the 2000 Plan. A RSU is a right to receive a share of Ciena common stock when the unit vests. Ciena expenses the cost of each RSU using the intrinsic value method prescribed by APB 25 and recognizes these costs straight-line over the vesting period.
Employee Stock Purchase Plan
     In March 1998, the shareholders approved the Corporation’s 1998 Employee Stock Purchase Plan (“1998 ESPP”) under which 5.0 million shares of common stock had been reserved for issuance. Eligible employees were able to purchase a limited number of shares of Ciena’s stock at 85% of the market value at certain plan-defined dates. In March 2003, the 1998 ESPP terminated by its own terms due to the issuance all remaining shares of Ciena’s common stock available for issuance under this plan.
     In March 2003, Ciena shareholders approved the 2003 Employee Stock Purchase Plan (“ESPP”) which authorized the issuance of 20.0 million shares. Under the ESPP, eligible employees may purchase a limited number of shares of Ciena’s stock at 85% of the market value at certain plan-defined dates.
     On March 16, 2005, Ciena shareholders approved an amendment to the ESPP pursuant to which 11.8 million shares were added to the ESPP on March 16, 2005, increasing the number of shares available under the ESPP to 25.0 million. The amendment to the ESPP also provided for an “evergreen” provision, pursuant to which, beginning on December 31, 2005, the number of shares available for issuance under the ESPP annually increases by up to four million shares, provided that the total number of shares available for issuance at any time under the ESPP shall not exceed 25 million. Pursuant to the evergreen provision, the maximum number of shares that may be added to the ESPP during the remainder of its ten-year term is 32 million. As of October 31, 2005, approximately 22.9 million shares are available for issuance under the ESPP. On December 31, 2005, the evergreen provision automatically added an additional 2.1 million shares to the ESPP, increasing the total number of shares available to 25.0 million.

     Approximately 4.7 million, 2.7 million and 2.8 million shares of common stock have been issued under the ESPP for $7.7 million $8.4 million and $10.9 million during fiscal 2005, fiscal 2004, and fiscal 2003, respectively. Share issuances and payments received for fiscal 2003 also reflect activity under the 1998 ESPP.
Employee 401(k) Plan
     Ciena has a 401(k) defined contribution profit sharing plan. The plan covers all employees who are not part of an excluded group. Participants may contribute up to 60% of pre-tax compensation, subject to certain limitations. The plan includes an employer matching contribution equal to 50% of the first 3% an employee contributes each pay period. Ciena may also make discretionary annual profit sharing contributions up to the IRS regulated limit. Ciena has made no profit sharing contributions to date. During fiscal 2005, fiscal 2004, and fiscal 2003, Ciena made matching contributions of approximately $1.3 million, $1.6 million and $2.0 million, respectively.
(16) COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments
     Ciena has certain minimum obligations under non-cancelable operating leases expiring on various dates through 2019 for equipment and facilities. Future annual minimum rental commitments under non-cancelable operating leases at October 31, 2005 are as follows (in thousands):

Year ended October 31,
2006	$37,070
2007	31,108
2008	29,184
2009	27,004
2010	20,840
Thereafter	36,842

Total	$182,048

     Rental expense for fiscal 2005, fiscal 2004, and fiscal 2003 was approximately $11.6 million, $16.3 million and $16.6 million, respectively. In addition, Ciena paid approximately $33.0, $19.3 and $22.7 million during fiscal 2005, fiscal 2004, and fiscal 2003, respectively, related to rent costs for restructured facilities and unfavorable lease commitments, which were offset against Ciena’s restructuring liabilities and unfavorable lease obligations.
Purchase Commitments with Contract Manufacturers and Suppliers
     Ciena relies on a small number of contract manufacturers to perform the majority of the manufacturing operations for its products. In order to reduce lead times and ensure adequate component supply, Ciena enters into agreements with these suppliers that allow them to procure inventory for Ciena’s forecasted future demands. As of October 31, 2005, Ciena has purchase commitments of $81.3 million.
Litigation
     On October 3, 2000, Stanford University and Litton Systems filed a complaint in the United States District Court for the Central District of California against Ciena and several other defendants alleging that optical fiber amplifiers incorporated into certain of those parties’ products infringe U.S. Patent No. 4,859,016 (the “‘016 Patent”). The complaint seeks injunctive relief, royalties and damages. On October 10, 2003, the court stayed the case pending final resolution of matters before the U.S. Patent and Trademark Office (the “PTO”), including a request for and disposition of a reexamination of the ‘016 Patent. On October 16, 2003 and November 2, 2004, the PTO granted reexaminations of the ‘016 Patent, resulting in a continuation of the stay of the case. On July 11, 2005, the PTO issued a Notice of Intent to Issue an Ex Parte Reexamination Certificate and a statement of Reasons for Patentability/Confirmation, stating its intent to confirm all claims of ‘016 Patent. As a result, on October 10, 2005, Litton Systems filed a motion with the district court for an order lifting the stay of the case, and defendant Pirelli S.p.A. filed with the PTO a new request for ex parte reexamination of the ‘016 Patent. On December 15, 2005, the PTO denied Pirelli’s request for reexamination. On December 19, 2005, the district court denied Litton Systems’ motion to lift the stay. We believe that we have valid defenses to the lawsuit and intend to defend it vigorously in the event the stay of the case is lifted.

     As a result of Ciena’s merger with ONI Systems Corp. in June 2002, Ciena became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of ONI’s common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Ms. Davis have been dismissed from the action without prejudice pursuant to a tolling agreement. In July 2004, following mediated settlement negotiations, the plaintiffs, the issuer defendants (including Ciena), and their insurers entered into a settlement agreement, whereby the plaintiffs’ cases against the issuers are to be dismissed. The plaintiffs and issuer defendants subsequently moved the court for preliminary approval of the settlement agreement, which motion was opposed by the underwriter defendants. On February 15, 2005, the district court granted the motion for preliminary approval of the settlement agreement, subject to certain modifications to the proposed bar order, and directed the parties to submit a revised settlement agreement reflecting its opinion. On August 31, 2005, the district court issued a preliminary order approving the stipulated settlement agreement, approving and setting dates for notice of the settlement to all class members, and scheduling the fairness hearing for April 2006. After the fairness hearing, if the court determines that the settlement is fair to the class members, the settlement will be approved.
     On January 18, 2005, Ciena filed a complaint in the United States District Court, Eastern District of Texas, Marshall Division against Nortel Networks, Inc., Nortel Networks Corporation and Nortel Networks Limited (collectively, “Nortel”), which complaint was subsequently amended. Ciena’s amended complaint charges Nortel with infringement of nine patents related to Ciena’s communications networking systems and technology. Ciena seeks to enjoin Nortel’s infringing activities and recover damages caused by such infringement. On March 14, 2005, Nortel filed an answer to Ciena’s complaint and a counterclaim against Ciena, each of which have subsequently been amended. Nortel’s amended counterclaim charges Ciena with infringement of 13 patents related to Nortel’s communications networking systems and technology, including certain of Nortel’s SONET, ATM and VLAN systems and technology. Nortel’s counterclaim seeks injunctive relief and damages. Trial on 13 of the 22 total patents in suit (six for Ciena and seven for Nortel) is currently scheduled for June 2006.
     In addition to the matters described above, Ciena is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, Ciena does not expect that the ultimate costs to resolve these matters will have a material effect on its results of operations, financial position or cash flows.
(17) SEGMENT REPORTING
     Ciena’s geographic distributions of revenue are the following (in thousands):

	Fiscal Year
	2003	%	2004	%	2005	%
Domestic	$178,564	63.1	$221,456	74.1	$340,774	79.8
International	104,572	36.9	77,251	25.9	86,483	20.2

Total	$283,136	100.0	$298,707	100.0	$427,257	100.0

     Domestic revenue includes revenue from sales in the United States and Canada.
     During the following fiscal years customers who each accounted for at least 10% of Ciena’s revenue during the respective periods are as follows (in thousands):

	Fiscal Year
	2003		%*	2004		%*	2005	%*
Verizon	$	n/a	—	$	n/a	—	$43,673	10.2
BellSouth		n/a	—		n/a	—	43,946	10.3
Qwest		31,148	11.0		n/a	—	n/a	—
AT&T		39,444	13.9		n/a	—	n/a	—
SAIC		n/a	—		46,557	15.6	46,058	10.8

Total		$70,592	24.9		$46,557	15.6	$133,677	31.3

*	—	denotes % of total revenue

n/a	—	denotes revenue recognized less than 10% for the period.
     Ciena organizes its operations into four separate business segments: the Transport and Switching Group (TSG), the Data Networking Group (DNG), the Broadband Access Group (BBG) and Global Network Services (GNS). The table below (in thousands, except percentage data) sets forth Ciena’s operating segment revenues during the respective periods:

	Fiscal Year
	2003	%*	2004	%*	2005	%*
Revenues:
TSG	$228,345	80.6	$195,766	65.5	$256,784	60.1
DNG	12,427	4.4	23,150	7.8	34,265	8.0
BBG	—	0.0	31,294	10.5	82,726	19.4
GNS	42,364	15.0	48,497	16.2	52,982	12.4
Other	—	0.0	—	0.0	500	0.1

Consolidated revenue	$283,136	100.0	$298,707	100.0	$427,257	100.0

*	Denotes % of total revenue

Segment Profit (Loss)
     Segment profit (loss) is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each operating segment in a given period. In connection with that assessment, the Chief Executive Officer excludes the following non-performance items: corporate selling and marketing costs; corporate general and administrative costs; stock compensation; amortization of intangibles; in-process research and development; restructuring costs; goodwill impairment; long-lived asset impairment; recovery of sale, export and use taxes; provisions or recovery of doubtful accounts; accelerated amortization of leaseholds; interest income, interest expense, equity investment gains or losses, gains or losses on extinguishment of debt, and provisions for income taxes.
     The table below (in thousands, except percentage data) sets forth Ciena’s segment profit (loss) and the reconciliation to consolidated net loss during the respective periods:

	Fiscal Year
	2003	2004	2005
Segment profit (loss):
TSG	$(119,731)	$(116,811)	$(22,644)
DNG	788	(9,533)	(1,567)
BBG	—	535	4,231
GNS	(19,480)	6,011	8,780

Total segment loss	(138,423)	(119,798)	(11,200)

Non-performance items:
Corporate selling and marketing	(91,424)	(93,023)	(96,569)
Corporate general and administrative	(38,478)	(27,274)	(33,082)
Stock compensation costs:
Research and development	(12,824)	(6,514)	(4,404)
Selling and marketing	(2,728)	(4,051)	(4,404)
General and administrative	(1,225)	(1,318)	(633)
Amortization of intangible assets	(17,870)	(30,839)	(38,782)
In-process research and development	(2,800)	(30,200)	—
Restructuring costs	(13,575)	(57,107)	(18,018)
Goodwill impairment	—	(371,712)	(176,600)
Long-lived asset impairments	(47,176)	(15,926)	(45,862)
Recovery of sale, export, use tax liabilities and payments	—	5,388	—
Recovery of (provision for) doubtful accounts, net	—	2,794	(2,602)
Accelerated amortization of leasehold improvements	—	(22,535)	—
Interest and other financial charges, net	(18,738)	(16,228)	(2,723)
Provision for income taxes	(1,256)	(1,121)	(1,320)
Other revenue	—	—	500

Consolidated net loss	$(386,517)	$(789,464)	$(435,699)

(18) SUBSEQUENT EVENTS
     Ciena repurchased an additional $106.5 million in principal amount of its outstanding 3.75% convertible notes, in open market transactions, during November 2005 and December 2005. These additional repurchases used approximately $98.8 million in cash and resulted in a gain on the extinguishment of debt in the amount of $6.7 million, which consists of the $7.7 million gain from the repurchase of the notes less a write-off of $1.0 million of associated debt issuance costs.
     In the first quarter of fiscal 2006, Ciena agreed to pay $12 million in connection with the termination of its obligations under a lease for its former Fremont, CA facility. At the time of the lease buy-out, Ciena had a restructuring balance of $18.8 million related to this facility. As a result, exclusive of other restructuring costs, Ciena will have a gain of $6.8 million related to this buy-out during the first quarter of fiscal 2006.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     As of the end of the period covered by this report, Ciena carried out an evaluation under the supervision and with the participation of Ciena’s management, including Ciena’s Chief Executive Officer and Chief Financial Officer, of Ciena’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, Ciena’s Chief Executive Officer and Chief Financial Officer concluded that Ciena’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
     There was no change in Ciena’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, Ciena’s internal control over financial reporting.
Report of Management on Internal Control Over Financial Reporting
     The management of Ciena Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).
     The internal control over financial reporting at Ciena Corporation was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Ciena Corporation;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•	provide reasonable assurance that receipts and expenditures of Ciena Corporation are being made only in accordance with authorization of management and directors of Ciena Corporation; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
     Management of Ciena Corporation assessed the effectiveness of the company’s internal control over financial reporting as of October 31, 2005. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of October 31, 2005, Ciena Corporation maintained effective internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
     PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited the consolidated financial statements of Ciena Corporation included in this annual report, has also audited management’s assessment and the effectiveness of Ciena Corporation’s internal control over financial reporting as of October 31, 2005 as stated in its report appearing under Item 8.

Gary B. Smith	Joseph R. Chinnici
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

January 12, 2006	January 12, 2006

Attestation Report of Independent Registered Public Accounting Firm
          Pricewaterhouse Coopers LLP, the independent registered public accounting firm that audited Ciena’s consolidated financial statements, has issued an attestation report on management’s assessment of Ciena’s internal control over financial reporting, which is contained under Item 8 of this report under the heading “Report of Independent Registered Public Accounting Firm.” The attestation report is incorporated herein by reference.
     Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     Pursuant to General Instruction G(3) of Form 10-K, information relating to Ciena’s directors and executive officers is set forth in Part I of this report under the caption Item 1. “Business—Directors and Executive Officers.”
     Additional information concerning our Audit Committee and regarding compliance with Section 16(a) of the Exchange Act responsive to this item is incorporated herein by reference to Ciena’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to our Annual Meeting of Shareholders to be held on March 15, 2006.
     As part of our system of corporate governance, our board of directors has adopted a code of ethics that is specifically applicable to our chief executive officer and senior financial officers. This Code of Ethics for Senior Financial Officers, as well as our Code of Business Conduct and Ethics, applicable to all directors, officers and employees, are available on the corporate governance page of our web site at http://www.ciena.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics for Senior Financial Officers, by posting such information on our web site at the address above.
Item 11. Executive Compensation
     Information responsive to this item is incorporated herein by reference to Ciena’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to our Annual Meeting of Shareholders to be held on March 15, 2006.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     Information responsive to this item is incorporated herein by reference to Ciena’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to our Annual Meeting of Shareholders to be held on March 15, 2006.
Item 13. Certain Relationships and Related Transactions
     Information responsive to this item is incorporated herein by reference to Ciena’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to our Annual Meeting of Shareholders to be held on March 15, 2006.
Item 14. Principal Accounting Fees and Services
     Information responsive to this item is incorporated herein by reference to Ciena’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to our Annual Meeting of Shareholders to be held on March 15, 2006.
PART IV
Item 15. Exhibits and Financial Statement Schedules
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Linthicum, County of Anne Arundel, State of Maryland, on the 12th day of January 2006.

Ciena Corporation

By:	/s/ Gary B. Smith

Gary B. Smith
President, Chief Executive Officer and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Patrick H. Nettles, Ph.D.	Executive Chairman of the	January 12, 2006
Patrick H. Nettles, Ph.D.	Board of Directors

/s/ Gary B. Smith	President, Chief Executive Officer	January 12, 2006
Gary B. Smith	and Director
(Principal Executive Officer)

/s/ Joseph R. Chinnici	Sr. Vice President, Finance and	January 12, 2006
Joseph R. Chinnici	Chief Financial Officer
(Principal Financial Officer)

/s/ Andrew C. Petrik	Vice President, Controller	January 12, 2006
Andrew C. Petrik	and Treasurer
(Principal Accounting Officer)

/s/ Stephen P. Bradley, Ph.D.	Director	January 12, 2006
Stephen P. Bradley, Ph.D.

/s/ Harvey B. Cash	Director	January 12, 2006
Harvey B. Cash

/s/ Don H. Davis, Jr.	Director	January 12, 2006
Don H. Davis, Jr.

/s/ Lawton W. Fitt	Director	January 12, 2006
Lawton W. Fitt

/s/ Judith M. O’Brien	Director	January 12, 2006
Judith M. O’Brien

/s/ Michael J. Rowny	Director	January 12, 2006
Michael J. Rowny

/s/ Gerald H. Taylor	Director	January 12, 2006
Gerald H. Taylor

INDEX TO EXHIBITS

		Incorporated by Reference
					Filed
		Form and			Here-
Exhibit		Registration or			with
Number	Exhibit Description	Commission No.	Exhibit	Filing Date	(X)

3.1	Third Restated Certificate of Incorporation	S-1 (333-17729)	3.2	12/12/1996

3.2	Amended and Restated Bylaws	S-1 (333-17729)	3.3	2/5/1997

3.3	Certificate of Amendment to Third Restated Certificate of Incorporation dated December 9, 1996	S-1 (333-17729)	3.1	12/12/1996

3.4	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated January 12, 1998	8-K (000-21969)	4.2	12/29/1997

3.5	Certificate of Amendment to Third Restated Certificate of Incorporation dated March 13, 1998	10-Q (000-21969)	3.5	5/18/2000

3.6	Certificate of Amendment to Third Restated Certificate of Incorporation dated March 16, 2000	10-Q (000-21969)	3.6	5/18/2000

3.7	Certificate of Amendment to Third Restated Certificate of Incorporation dated March 13, 2001	10-Q (000-21969)	3.7	5/17/2001

3.8	Certificate of Ownership and Merger (amending Third Restated Certificate of Incorporation) dated October 29, 2004	8-K (000-21969)	3.1	10/29/2004

4.1	Specimen Stock Certificate	S-1 (333-17729)	4.1	1/14/1997

4.2	Rights Agreement dated December 29, 1997	8-K (000-21969)	4.2	12/29/1997

4.3	Amendment to Rights Agreement dated June 2, 1998	8-K (000-21969)	4.3	6/3/1998

4.4	Amendment No. 2 to Rights Agreement dated September 13, 1998	8-K (000-21969)	99.2	9/14/1998

4.5	Amendment No. 3 to Rights Agreement dated October 19, 1998	8-K (000-21969)	99.1	10/19/1998

4.6	Amendment No. 4 to Rights Agreement dated June 2, 2005	8-K (000-21969)	4.1	6/3/05

4.7	Indenture dated February 9, 2001 between Ciena Corporation and First Union National Bank for 3.75% convertible notes, due February 1, 2008	10-Q (000-21969)	4.6	2/15/2001

10.1	Employment Agreement dated April 9, 1994 between Ciena and Patrick Nettles**	S-1 (333-17729)	10.12	12/12/1996

10.2	Lightera 1998 Stock Option Plan and Form of Stock Option Agreement**	10-Q (000-21969)	10.19	5/21/1999

10.3	Omnia Communications, Inc. 1997 Stock Plan and Form of Agreements**	10-Q (000-21969)	10.20	8/19/1999

10.4	1999 Non-Officer Stock Option Plan and Form of Stock Option Agreement**	10-K (000-21969)	10.22	12/10/1999

10.5	Amendment No. 1 to 1999 Non-Officer Stock Option Plan**	10-K (000-21969)	10.25	12/3/2001

10.6	Cyras Systems, Inc. 1998 Stock Plan as amended and Form of Stock Option Agreement**	10-Q (000-21969)	10.24	5/17/2001

10.7	ONI 1997 Stock Plan**	S-1*	10.2	3/10/2000

10.8	ONI 1998 Equity Incentive Plan**	S-1*	10.3	3/10/2000

10.9	ONI 1999 Equity Incentive Plan**	S-1*	10.4	3/10/2000

10.10	WaveSmith Networks, Inc. 2000 Stock Option and Incentive Plan**	10-Q (000-21969)	10.36	8/21/2003

10.11	Catena Networks, Inc. 1998 Equity Incentive Plan, as amended**	10-Q (000-21969)	10.38	5/20/2004

10.12	Internet Photonics, Inc. Amended and Restated 2000 Corporate Stock Option Plan**	10-Q (000-21969)	10.39	5/20/2004

10.13	Ciena Corporation 2000 Equity Incentive Plan (Amended	10-K (000-21969)	10.37	12/11/2003

		Incorporated by Reference
					Filed
		Form and			Here-
Exhibit		Registration or			with
Number	Exhibit Description	Commission No.	Exhibit	Filing Date	(X)

	and Restated ONI Systems Corp. 2000 Equity Incentive Plan) **

10.14	Form of Stock Option Award Agreement for executive officers under Ciena Corporation 2000 Equity Incentive Plan**	8-K (000-21969)	10.1	11/04/2005

10.15	Form of Restricted Stock Unit Agreement for executive officers under Ciena Corporation 2000 Equity Incentive Plan**	8-K (000-21969)	10.2	11/04/2005

10.16	Form of Performance Stock Unit Award Agreement for executive officers under Ciena Corporation 2000 Equity Incentive Plan**	8-K (000-21969)	10.3	11/04/2005

10.17	Form of Stock Option Award Agreement for directors under Ciena Corporation 2000 Equity Incentive Plan**	8-K (000-21969)	10.4	11/04/2005

10.18	Form of Restricted Stock Unit Award Agreement for directors under Ciena Corporation 2000 Equity Incentive Plan**	8-K (000-21969)	10.5	11/04/2005

10.19	Ciena Corporation 2003 Employee Stock Purchase Plan (as amended) **	8-K (000-21969)	10.1	3/18/2005

10.20	1996 Outside Directors Stock Option Plan**	S-1 (333-17729)	10.4	12/12/1996

10.21	Forms of 1996 Outside Directors Stock Option Agreement**	S-1 (333-17729)	10.5	12/12/1996

10.22	Third Amended and Restated 1994 Stock Option Plan**	S-8 (333-72474)	99.1	10/30/2001

10.23	Form of Indemnification Agreement with Directors and Executive Officers**	S-1 (333-17729)	10.1	12/12/1996

10.24	Transfer of Control/Severance Agreement between Ciena Corporation and Gary B. Smith**	10-Q (000-21969)	10.26	2/21/2002

10.25	Form of Transfer of Control/Severance Agreement between Ciena and Executive Officers**	10-K (000-21969)	10.18	12/10/1998

10.26	Form of Amendment 1 to Transfer of Control/Severance Agreement for named executive officers (other than Gary B. Smith)**	10-Q (000-21969)	10.18	2/21/2002

10.27	Fees Payable as Compensation to Non-Employee Directors**	8-K (000-21969)	10.1	8/31/2005

14.1	Ciena Corporation Code of Ethics for Senior Financial Officers***	—	—	—

21.1	Subsidiaries of registrant	—	—	—	X

23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	X

*	ONI Systems Corp. Form S-1 (333-32104)

**	Represents management contract or compensatory plan or arrangement

***	Ciena’s Code of Ethics for Senior Financial Officers is available on the corporate governance page of our web site at http://www.ciena.com