Form 10-Q
period 2006-01-31
CIENA CORP
filed 2006-03-03
CIK 936395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number: 0-21969
Ciena Corporation
(Exact name of registrant as specified in its charter)

Delaware	23-2725311
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 Winterson Road, Linthicum, MD	21090
(Address of Principal Executive Offices)	(Zip Code)
(410) 865-8500
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 28, 2006
common stock, $.01 par value	582,356,152

CIENA CORPORATION
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CIENA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended January 31,
	2005	2006
Revenues:
Products	$82,300	$105,941
Services	12,448	14,489

Total revenue	94,748	120,430

Costs:
Products	60,848	60,399
Services	9,669	9,576

Total cost of goods sold	70,517	69,975

Gross profit	24,231	50,455

Operating expenses:
Research and development	34,662	29,462
Selling and marketing	26,840	26,572
General and administrative	7,656	9,896
Amortization of intangible assets	10,411	6,295
Restructuring costs	1,125	2,015
Long-lived asset impairments	184	(3)
Recovery of doubtful accounts, net	—	(2,604)
Gain on lease settlement	—	(6,020)

Total operating expenses	80,878	65,613

Loss from operations	(56,647)	(15,158)
Interest and other income, net	7,433	9,262
Interest expense	(7,226)	(6,053)
Gain (loss) on equity investments, net	22	(733)
Gain on extinguishment of debt	—	6,690

Loss before income taxes	(56,418)	(5,992)
Provision for income taxes	577	299

Net loss	$(56,995)	$(6,291)

Basic and diluted net loss per common share and dilutive potential common share	$(0.10)	$(0.01)

Weighted average basic common and dilutive potential common shares outstanding	571,573	580,771

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

		(unaudited)
	October 31,	January 31,
	2005	2006
ASSETS

Current assets:
Cash and cash equivalents	$358,012	$298,624
Short-term investments	579,531	496,010
Accounts receivable, net	72,786	81,136
Inventories, net	49,333	64,379
Prepaid expenses and other	37,867	34,717

Total current assets	1,097,529	974,866
Long-term investments	155,944	166,951
Equipment, furniture and fixtures, net	28,090	27,131
Goodwill	232,015	232,015
Other intangible assets, net	120,324	113,061
Other long-term assets	41,327	30,867

Total assets	$1,675,229	$1,544,891

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$43,868	$51,995
Accrued liabilities	76,491	64,138
Restructuring liabilities	15,492	12,687
Unfavorable lease commitments	9,011	8,620
Income taxes payable	5,785	5,846
Deferred revenue	27,817	30,986

Total current liabilities	178,464	174,272
Long-term deferred revenue	15,701	15,727
Long-term restructuring liabilities	54,285	35,939
Long-term unfavorable lease commitments	41,364	38,934
Other long-term obligations	1,296	1,151
Convertible notes payable	648,752	542,262

Total liabilities	939,862	808,285

Commitments and contingencies
Stockholders’ equity:
Preferred stock — par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock — par value $0.01; 980,000,000 shares authorized; 580,340,947 and 581,581,317 shares issued and outstanding	5,803	5,816
Additional paid-in capital	5,489,613	5,493,614
Deferred stock compensation	(2,286)	—
Changes in unrealized gains on investments, net	(4,673)	(3,433)
Translation adjustment	(495)	(505)
Accumulated deficit	(4,752,595)	(4,758,886)

Total stockholders’ equity	735,367	736,606

Total liabilities and stockholders’ equity	$1,675,229	$1,544,891

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended January 31,
	2005	2006
Cash flows from operating activities:
Net loss	$(56,995)	$(6,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Early extinguishment of debt	—	(6,690)
Amortization of premium on marketable securities	4,913	1,176
Non-cash loss from equity investments	—	733
Non-cash impairment of long-lived assets	184	—
Depreciation and amortization of leasehold improvements	8,383	5,312
Stock compensation	2,047	4,183
Amortization of intangibles	11,378	7,263
Provision for inventory excess and obsolescence	1,115	3,000
Provision for warranty and other contractual obligations	3,016	2,470
Other	749	608
Changes in assets and liabilities:
Accounts receivable	(6,244)	(8,350)
Inventories	242	(18,046)
Prepaid expenses and other	4,888	10,151
Accounts payable and accrued liabilities	(13,889)	(30,813)
Income taxes payable	318	61
Deferred revenue and other obligations	(3,436)	3,195

Net cash used in operating activities	(43,331)	(32,038)

Cash flows from investing activities:
Additions to equipment, furniture, fixtures and intellectual property	(4,201)	(4,375)
Proceeds from sale of equipment, furniture and fixtures	177	—
Restricted cash	(621)	1,102
Purchases of available for sale securities	(161,847)	(63,641)
Maturities of available for sale securities	200,731	136,219
Minority equity investments, net	(1,595)	—

Net cash provided by investing activities	32,644	69,305

Cash flows from financing activities:
Repayment of convertible notes payable	—	(98,772)
Proceeds from issuance of common stock	347	2,117
Repayment of notes receivable from stockholders	45	—

Net cash provided by (used in) financing activities	392	(96,655)

Net decrease in cash and cash equivalents	(10,295)	(59,388)
Cash and cash equivalents at beginning of period	185,868	358,012

Cash and cash equivalents at end of period	$175,573	$298,624

The accompanying notes are an integral part of these consolidated financial statements

CIENA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) INTERIM FINANCIAL STATEMENTS
     The interim financial statements included herein for Ciena Corporation (“Ciena”) have been prepared by Ciena, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments which Ciena considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial position of Ciena at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Ciena believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with Ciena’s audited consolidated financial statements and notes thereto included in Ciena’s annual report on Form 10-K for the fiscal year ended October 31, 2005.
     Ciena has a 52 or 53 week fiscal year, which ends on the Saturday nearest to the last day of October in each year. For purposes of financial statement presentation, each fiscal year is described as having ended on October 31, and each fiscal quarter is described as having ended on January 31, April 30 and July 31 of each fiscal year.
(2) SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
     Ciena considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Restricted cash collateralizing letters of credits are included in other current assets and other long-term assets depending upon the duration of the restriction.
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
Equipment, Furniture and Fixtures
     Equipment, furniture and fixtures are recorded at cost. Depreciation and amortization are computed using the straight-line method over useful lives of two years to five years for equipment, furniture and fixtures and nine months to ten years for leasehold improvements. Impairments of equipment, furniture and fixtures are determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
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
Goodwill and Other Intangible Assets
     Ciena has recorded goodwill and purchased intangible assets as a result of several acquisitions. Ciena accounts for goodwill in accordance with SFAS 142 “Goodwill and Other Intangible Assets,” which requires Ciena to test each reporting unit’s goodwill for impairment on an annual basis, which Ciena has determined to be the last business day of September each year, and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally three to seven years. It is Ciena’s policy to assess periodically the carrying amount of its purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangibles assets are determined in accordance with SFAS 144.
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
     For arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets, except as otherwise covered by SOP 97-2, the determination as to how the arrangement consideration should be measured and allocated to the separate deliverables of the arrangement is determined in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately.
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
Accounts Receivable Trade, Net

     Ciena’s allowance for doubtful accounts is based on its assessment, on a specific identification basis, of the collectibility of customer accounts. Ciena performs ongoing credit evaluations of its customers and generally has not required collateral or other forms of security from its customers. In determining the appropriate balance for Ciena’s allowance for doubtful accounts, management considers each individual customer account receivable in order to determine collectibility. In doing so, management considers creditworthiness, payment history, account activity and communication with such customer. If a customer’s financial condition changes, Ciena may be required to take a charge for an allowance on doubtful accounts. During the first quarter of fiscal 2006, Ciena recorded the recovery of a doubtful account in the amount of $2.6 million as a result of the payment of an amount due from a customer from whom payment was previously deemed doubtful due to the customer’s financial condition.
Research and Development
     Ciena charges all research and development costs to expense as incurred.
Advertising Costs
     Ciena expenses all advertising costs as incurred.
Share-Based Compensation Expense
     On November 1, 2005, Ciena adopted SFAS 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options, restricted stock, restricted stock units and participation in Ciena’s employee stock purchase plan. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107 relating to SFAS 123(R). Ciena has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
      Ciena adopted SFAS 123(R) using the modified prospective application transition method, as of November 1, 2005, the first day of Ciena’s fiscal year 2006. Ciena’s consolidated financial statements as of and for the first quarter of fiscal 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective application transition method, Ciena’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the first quarter of fiscal 2006 was $4.2 million, of which $0.4 million was capitalized as part of inventory.
     Prior to the adoption of SFAS 123(R), Ciena accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” as allowed under SFAS 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense of $2.0 million for the first quarter of fiscal 2005 was solely related to share-based awards assumed through acquisitions and restricted stock unit awards that Ciena had been recognizing in its consolidated statement of operations in accordance with the provisions set forth above. Because the exercise price of Ciena’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, under the intrinsic value method, no share-based compensation expense was otherwise recognized in Ciena’s consolidated statement of operations.
     SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in Ciena’s consolidated statement of operations over the requisite service periods. Share-based compensation expense recognized in Ciena’s consolidated statement of operations for the first quarter of fiscal 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of October 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to October 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), Ciena changed its method of attributing the value of share-based compensation expense from the accelerated multiple-option approach to the straight-line single-option method. Compensation expense for all share-based awards granted on or prior to October 31, 2005 will continue to be recognized using the accelerated multiple-option approach. Compensation expense for all share-based awards subsequent to October 31, 2005 is recognized using the straight-line single-option method. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense has been reduced to account for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In Ciena’s pro forma information required under SFAS 123 for periods prior to fiscal 2006, Ciena accounted for forfeitures as they occurred.
     To calculate option-based compensation under SFAS 123(R), Ciena used the Black-Scholes option-pricing model, which it had previously used for valuation of option-based awards for its pro forma information required under SFAS 123 for periods prior to fiscal 2006. For additional information see Note 13. Ciena’s determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by Ciena’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to Ciena’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.
     No tax benefits were attributed to the share-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.
Income Taxes
     Ciena accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” SFAS 109 describes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases, and for operating loss and tax credit carry forwards. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than the enactment of changes in tax laws or rates. Valuation allowances are provided, if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
Fair Value of Financial Instruments
     The carrying amounts of Ciena’s financial instruments, which include short-term and long-term investments, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their short maturities.
     As of the last day of the first quarter of fiscal 2006, the fair value of the $542.3 million in aggregate principal amount of convertible notes, due February 1, 2008, was $509.0 million, based on the quoted market price for the notes.
Foreign Currency Translation
     Some of Ciena’s foreign branch offices and subsidiaries use the U.S. dollar as their functional currency, because Ciena, as the U.S. parent entity, exclusively funds the operations of these branch offices and subsidiaries with U.S. dollars. For those subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date. Resulting translation adjustments are recorded directly to a separate component of stockholders’ equity. Where the U.S. dollar is the functional currency, translation adjustments are recorded in other income. The net gain (loss) on foreign currency re-measurement and exchange rate changes for the first quarter of fiscal 2005 and the first quarter of fiscal 2006 were immaterial for separate financial statement presentation.
Computation of Basic Net Income (Loss) per Common Share and Diluted Net Income (Loss) per Common and Dilutive Potential Common Share
     Ciena calculates earnings per share in accordance with the SFAS 128, “Earnings per Share.” This statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with a complex capital structure and requires a reconciliation of the numerator and denominator used for the basic and diluted EPS computations.
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
Segment Reporting
     SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. Ciena organizes its operations into four separate business segments: the Transport and Switching Group (TSG), the Data Networking Group (DNG), the Broadband Access Group (BBG) and Global Network Services (GNS).
     Revenue from sales to customers outside of the United States is reflected as International in Ciena’s geographic segment distribution of revenue.
Reclassification
     Certain prior year amounts have been reclassified to conform to current year consolidated financial statement presentation.
(3) RESTRUCTURING COSTS
     Ciena has previously taken actions to align its workforce, facilities and operating costs with business opportunities. Ciena historically has committed to a restructuring plan and has incurred the associated liability concurrently in accordance with the provisions of SFAS 146. The following table displays the activity and balances of the restructuring reserve account for the three months ending January 31, 2006 (in thousands):

	Workforce		Consolidation of
	reduction		excess facilities		Total
Balance at October 31, 2005	$270		$69,507		$69,777
Additional reserve recorded	1,469	(a)	742	(a)	2,211
Adjustments to previous estimates	—		(196	) (b)	(196)
Lease settlement	—		(6,020	) (c)	(6,020)
Cash payments	(1,011)		(16,135)		(17,146)

Balance at January 31, 2006	$728		$47,898		$48,626

Current restructuring liabilities	$728		$11,959		$12,687

Non-current restructuring liabilities	$—		$35,939		$35,939

(a)	During the first quarter of fiscal 2006, Ciena recorded a charge of $0.7 million related to the closure of one of its facilities located in Kanata, Ontario and a charge of $1.5 million related to a workforce reduction of 62 employees.

(b)	During the first quarter of fiscal 2006, Ciena recorded an adjustment of $0.2 million related to the costs associated with previously restructured facilities.

(c)	During the first quarter of fiscal 2006, Ciena recorded a gain of $6.0 million related to the buy-out of the lease of its former Fremont, CA facility, which Ciena had previously restructured.
(4) MARKETABLE DEBT AND EQUITY SECURITIES
     Cash, short-term and long-term investments, exclusive of restricted cash, are comprised of the following (in thousands):

	January 31, 2006
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Corporate bonds	$258,524	$—	$1,463	$257,061
Asset-backed obligations	170,619	—	651	169,968
U.S. government obligations	237,252	—	1,320	235,932
Money market funds	298,623	1	—	298,624

	$965,018	$1	$3,434	$961,585

Included in cash and cash equivalents	298,623	1	—	298,624
Included in short-term investments	498,361	—	2,351	496,010
Included in long-term investments	168,034	—	1,083	166,951

	$965,018	$1	$3,434	$961,585

	October 31, 2005
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Corporate bonds	$291,044	$—	$1,888	$289,156
Asset backed obligations	195,471	—	844	194,627
Commercial paper	—	—	—	—
U.S. government obligations	253,633	—	1,941	251,692
Money market funds	358,012	—	—	358,012

	$1,098,160	$—	$4,673	$1,093,487

Included in cash and cash equivalents	358,012	—	—	358,012
Included in short-term investments	582,947	—	3,416	579,531
Included in long-term investments	157,201	—	1,257	155,944

	$1,098,160	$—	$4,673	$1,093,487

     The following table summarizes maturities of investments at January 31, 2006 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$498,361	$496,010
Due in 1-2 years	168,034	166,951
Due in 2-5 years	—	—

	$666,395	$662,961

(5) ACCOUNTS RECEIVABLE
     As of January 31, 2006, trade accounts receivable, net of allowance for doubtful accounts, included four customers who accounted for 10.0%, 12.4%, 12.8%, and 15.0% of trade accounts receivable, respectively. As of October 31, 2005, trade accounts receivable, net of allowance for doubtful accounts, included three customers who accounted for 12.1%, 13.1% and 13.8% of net trade accounts receivable, respectively.
     Ciena performs ongoing credit evaluations of its customers and generally has not required collateral or other forms of security from its customers. Ciena maintains an allowance for potential losses associated with accounts that it deems doubtful on a specific identification basis. In determining the appropriate balance for Ciena’s allowance for doubtful accounts, management considers each individual customer account receivable in order to determine collectibility. In doing so, management considers creditworthiness, payment history, account activity and communication with such customer. If a customer’s financial condition changes, Ciena may be required to take a charge for an allowance on doubtful accounts. Ciena’s allowance for doubtful accounts as of October 31, 2005 and January 31, 2006 was $3.3 million and $0.7 million, respectively. During the first quarter of fiscal 2006, Ciena recorded the recovery of a doubtful account in the amount of $2.6 million.
(6) INVENTORIES
     Inventories are comprised of the following (in thousands):

	October 31,	January 31,
	2005	2006
Raw materials	$21,177	$24,251
Work-in-process	3,136	3,528
Finished goods	47,615	58,812

	71,928	86,591
Provision for excess and obsolescence	(22,595)	(22,212)

	$49,333	$64,379

     Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the three months ended January 31, 2006, Ciena recorded a provision for inventory reserves of $3.0 million, primarily related to excess inventory due to a change in forecasted sales for certain products. The following is a summary of the change in the reserve for excess inventory and obsolete inventory during the three months ended January 31, 2006 (in thousands):

Inventory Reserve
Reserve balance as of October 31, 2005	$22,595
Provision for excess inventory, net	3,000
Actual inventory scrapped	(3,383)

Reserve balance as of January 31, 2006	$22,212

     During the three months ended January 31, 2005, Ciena recorded a provision for excess inventory of $1.1 million, primarily related to excess inventory due to a change in forecasted sales for certain products. The following is a summary of the change in the reserve for excess and obsolete inventory during the three months ended January 31, 2005 (in thousands):

Inventory Reserve
Reserve balance as of October 31, 2004	$21,933
Provision for excess inventory, net	1,115
Actual inventory scrapped	(493)

Reserve balance as of January 31, 2005	$22,555

(7) PREPAID EXPENSES AND OTHER
     Prepaid expenses and other are comprised of the following (in thousands):

	October 31,	January 31,
	2005	2006
Interest receivable	$7,743	$7,133
Prepaid VAT and other taxes	4,848	4,725
Prepaid expenses	9,103	9,032
Restricted cash	10,376	9,863
Other non-trade receivables	5,797	3,964

	$37,867	$34,717

(8) EQUIPMENT, FURNITURE AND FIXTURES
     Equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,	January 31,
	2005	2006
Equipment, furniture and fixtures	$249,282	$249,761
Leasehold improvements	32,875	32,925

	282,157	282,686
Accumulated depreciation and amortization	(254,458)	(256,713)
Construction-in-progress	391	1,158

	$28,090	$27,131

(9) OTHER INTANGIBLE ASSETS
     Other intangible assets are comprised of the following (in thousands):

	October 31, 2005			January 31, 2006
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangible	Amortization	Intangible	Intangible	Amortization	Intangible
Developed technology	$139,983	$(70,502)	$69,481	$139,983	$(74,771)	$65,212
Patents and licenses	47,370	(19,219)	28,151	47,370	(20,780)	$26,590
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	45,981	(23,289)	22,692	45,981	(24,722)	$21,259

	$233,334		$120,324	$233,334		$113,061

     The aggregate amortization expense of other intangible assets was $11.4 million and $7.3 million for the quarter ended January 31, 2005 and 2006, respectively. The following table represents the expected future amortization of other intangible assets as follows (in thousands):

2006 (remaining nine months)	$21,787
2007	29,050
2008	27,840
2009	19,254
2010	14,500
Thereafter	630

$113,061

(10) OTHER BALANCE SHEET DETAILS
     Other long-term assets (in thousands):

	October 31,	January 31,
	2005	2006
Maintenance spares inventory, net	$12,513	$12,606
Deferred debt issuance costs	6,406	4,759
Investments in privately held companies	7,223	6,489
Restricted cash	4,393	3,804
Other	10,792	3,209

	$41,327	$30,867

     Accrued liabilities (in thousands):

	October 31,	January 31,
	2005	2006
Warranty	$27,044	$26,752
Accrued compensation, payroll related tax and benefits	26,164	22,252
Accrued interest payable	6,082	—
Other	17,201	15,134

	$76,491	$64,138

     The following table summarizes the activity in Ciena’s accrued warranty for the three months ended January 31, 2005 and 2006 (in thousands):

Three months ended	Beginning			Balance at end
January 31,	Balance	Provisions	Settlements	of period
2005	$30,189	3,016	(4,268)	$28,937
2006	$27,044	2,470	(2,762)	$26,752
     Deferred revenue (in thousands):

	October 31,	January 31,
	2005	2006
Products	$14,534	$18,023
Services	28,984	28,690

Total deferred revenue	43,518	46,713
Less current portion	(27,817)	(30,986)

Long-term deferred revenue	$15,701	$15,727

(11) CONVERTIBLE NOTES PAYABLE
Ciena 3.75% Convertible Notes, due February 1, 2008
     On February 9, 2001, Ciena completed a public offering of 3.75% convertible notes, due February 1, 2008, in an aggregate principal amount of $690.0 million. Interest is payable on February 1st and August 1st of each year. At the election of the holder, the notes may be converted into shares of Ciena’s common stock at any time before their maturity or their prior redemption or repurchase by Ciena. The conversion rate is 9.5808 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. Ciena has the option to redeem all or a portion of the notes that have not been previously converted at the following redemption prices (expressed as percentage of principal amount):

Redemption
Period	Price

Beginning on February 1, 2006 and ending on January 31, 2007	101.071%
Beginning on February 1, 2007 and ending on January 31, 2008	100.536%
     During the first quarter of fiscal 2006, Ciena repurchased $106.5 million of the outstanding 3.75% convertible notes for $98.8 million in open market transactions. Ciena recorded a gain on the extinguishment of debt in the amount of $6.7 million, which consists of the $7.7 million gain from the repurchase of the notes, less $1.0 million of associated debt issuance costs.
     As of the last day of the first quarter of fiscal 2006, the fair value of the $542.3 million in aggregate principal amount of convertible notes outstanding was $509.0 million, based on the quoted market price for the notes.
(12) LOSS PER SHARE CALCULATION
     Basic and diluted EPS are computed using the weighted average number of common shares outstanding (excluding restricted stock subject to repurchase). Because of the anti-dilutive effect, diluted EPS and the weighted average number of common shares do not include shares underlying: stock options, warrants, restricted stock, restricted stock units, and Ciena’s 3.75% convertible notes. Shares underlying these securities totaled approximately

62.5 million and 63.6 million for the first quarter of fiscal 2005 and the first quarter of fiscal 2006, respectively.
(13) SHARE-BASED COMPENSATION EXPENSE
     During fiscal 2005, the Board of Directors determined that all future grants of stock options, restricted stock units, or other forms of equity-based compensation will solely be issued under the Ciena Corporation 2000 Equity Incentive Plan (the “2000 Plan”) and the 2003 Employee Stock Purchase Plan (the “ESPP”).
Ciena Corporation 2000 Equity Incentive Plan
     The 2000 Plan, which is a shareholder approved plan, was assumed by Ciena as a result of its merger with ONI. It authorizes the issuance of stock options, restricted stock, restricted stock units and stock bonuses to employees, officers, directors, consultants, independent contractors and advisors. The Board of Directors or its Compensation Committee has broad discretion to establish the terms and conditions for grants, including number of shares, vesting and required service or other performance criteria. The maximum term of any award under the 2000 Plan is ten years. The exercise price of options may not be less than 85% of the fair market value of the stock at the date of grant, or 100% of the fair market value for qualified options.
     Under the terms of the 2000 Plan, the number of shares authorized for issuance will increase by 5.0% of the number of issued and outstanding shares of Ciena each January 1st, unless the Compensation Committee reduces the amount of the increase in any year. By action of the Compensation Committee, the plan increased by (i) zero shares on January 1, 2006, (ii) zero shares on January 1, 2005, and (iii) 9.5 million shares, or 2.0% of the then issued and outstanding shares of Ciena, on January 1, 2004. In addition, any shares subject to outstanding options or other awards under the ONI 1997 Stock Plan, ONI 1998 Equity Incentive Plan, or ONI 1999 Equity Incentive Plan that are forfeited upon cancellation of the award are available for grant and issuance under the 2000 Plan. As of January 31, 2006, there were 38.9 million shares authorized and available to grant under the 2000 Plan.
     Stock Options
     The following table is a summary of Ciena’s stock option activity (shares in thousands):

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance as of October 31, 2005	60,591	$6.40
Granted	2,570	2.42
Exercised	(1,136)	2.08
Canceled	(1,341)	5.68

Balance as of January 31, 2006	60,684	$4.79

     The total intrinsic value of options exercised in the first quarter of fiscal 2006 was $1.5 million.
     The following table summarizes information with respect to stock options outstanding at January 31, 2006 (shares and intrinsic value in thousands):

			Options Outstanding at January 31, 2006				Vested Options at January 31, 2006
				Weighted				Weighted
				Average				Average
				Remaining	Weighted			Remaining	Weighted
Range of				Contractual	Average	Aggregate		Contractual	Average	Aggregate
Exercise				Life	Exercise	Intrinsic		Life	Exercise	Intrinsic
Price			Number	(Years)	Price	Value	Number	(Years)	Price	Value
$0.01	—	$2.36	10,120	7.19	$1.83	$21,987	3,336	2.71	$1.00	$10,016
$2.37	—	$2.49	8,781	8.97	2.45	13,644	2,187	7.85	2.41	3,480
$2.50	—	$3.29	10,058	8.49	3.07	9,394	8,619	8.41	3.10	7,738
$3.30	—	$4.48	5,350	8.01	3.93	959	5,294	7.99	3.94	927
$4.49	—	$4.53	7,377	6.81	4.53	—	7,377	6.81	4.53	—
$4.54	—	$6.71	5,125	6.93	5.91	—	5,125	6.93	5.91	—
$6.72	—	$11.88	6,028	6.26	8.50	—	6,028	6.26	8.50	—
$11.89	—	$149.50	7,845	4.98	10.66	—	7,845	4.98	10.66	—

$0.01	—	$149.50	60,684	7.29	$4.79	$45,984	45,811	6.63	$5.56	$22,161

     As of January 31, 2006, total unrecognized compensation expense related to unvested stock options was $17.7 million. This expense is expected to be recognized over a weighted-average period of 1.6 years.
     On October 26, 2005, Ciena’s Board of Directors accelerated the vesting of approximately 14.1 million unvested, “out-of-the-money” stock options previously awarded to employees, officers and directors under Ciena’s stock option plans. Certain performance-based options held by executives were not subject to this acceleration. For purposes of the acceleration, options with an exercise price greater than $2.49 per share were deemed “out-of-the-money.” The accelerated options, which were considered fully vested as of October 26, 2005, had exercise prices ranging from $2.50 to $46.99 per share and a weighted average exercise price of $4.39 per share. Ciena did not accelerate the vesting of options that had an exercise price per share of $2.49 or less. The primary purpose of the accelerated vesting was to enable Ciena to avoid recognizing future compensation expense associated with these out-of-the-money stock options upon adoption of SFAS 123(R) for fiscal 2006.
     Restricted Stock Units
     A restricted stock unit is a right to receive a share of Ciena common stock when the unit vests. Ciena calculates the fair value of each restricted stock unit using the intrinsic value method and recognizes the expense straight-line over the requisite period. The following table is a summary of Ciena’s restricted stock unit activity (shares and intrinsic value in thousands):

		Weighted	Intrinsic
	Restricted	Average	Value at
	Stock Units	Grant Date	Jan. 31,
	Outstanding	Fair Value	2006
Balance as of October 31, 2005	127	$6.76
Granted	1,457	2.37
Converted	(43)	6.76
Canceled	—	—

Balance as of January 31, 2006	1,541	$2.61	$6,164

     The total intrinsic value of restricted stock units converted into shares in the first quarter of fiscal 2006 was $0.1 million.
     As of January 31, 2006, total unrecognized compensation expense related to restricted stock units was $4.0 million. This expense is expected to be recognized over a weighted-average period of 1.5 years.
2003 Employee Stock Purchase Plan
     In March 2003, Ciena shareholders approved the ESPP which authorized the issuance of 20.0 million shares. Under the ESPP, eligible employees may enroll in a 24-month offer period during certain open enrollment periods.

New offer periods begin March 16 and September 16 of each year. Each offer period consists of four, six-month purchase periods during which employee payroll deductions are accumulated. These deduction amounts, which are subject to certain limitations, are accumulated, and, at the end of each purchase period, are used to purchase shares of common stock. The purchase price of the shares is 15% less than the fair market value on either the first day of an offer period or the last day of a purchase period, whichever is lower. If the fair market value on the purchase date is less than the fair market value on the first day of an offer period, then participants automatically commence a new 24-month offer period. The ESPP has a ten-year term.
     At the 2005 annual meeting, Ciena shareholders approved an amendment to the ESPP pursuant to which 11.8 million shares were added to the ESPP on March 16, 2005, increasing the number of shares available under the ESPP to 25.0 million. The amendment to the ESPP also provided for an “evergreen” provision, pursuant to which, beginning on December 31, 2005, the number of shares available for issuance under the ESPP annually increases by up to four million shares, provided that the total number of shares available for issuance at any time under the ESPP shall not exceed 25.0 million. Pursuant to the evergreen provision, the maximum number of shares that may be added to the ESPP during the remainder of its ten-year term is 28.0 million. On December 31, 2005, the evergreen provision automatically added an additional 2.1 million shares to the ESPP, increasing the total number of shares available to 25.0 million.
     As of January 31, 2006, unrecognized compensation expense related to the ESPP was $0.8 million. This expense is expected to be recognized over a weighted-average period of 1.2 years.
Share-Based Compensation under SFAS 123(R) for Fiscal 2006 and APB 25 for Fiscal 2005
     On November 1, 2005, Ciena adopted SFAS 123(R), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based payments awards made to Ciena’s employees and directors including stock options, restricted stock, restricted stock unit awards and stock purchased under Ciena’s ESPP.
     Prior to the adoption of SFAS 123(R), Ciena accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as interpreted by FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” as allowed under SFAS 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense of $2.0 million for the first quarter of fiscal 2005 was solely related to share-based awards assumed through acquisitions and restricted stock unit awards that Ciena had been recognizing in its consolidated statement of operations in accordance with the provisions set forth above. Because the exercise price of Ciena’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, under the intrinsic value method, no share-based compensation expense was otherwise recognized in Ciena’s consolidated statement of operations.
     The following table summarizes share-based compensation expense under SFAS 123(R) for the three months ended January 31, 2006 and under APB 25, as interpreted by FIN 44, for the three months ended January 31, 2005, which was allocated as follows (in thousands):

	Quarter Ended January 31,
	2005	2006
Product costs	$—	$135
Service costs	—	188

Stock-based compensation expense included in cost of sales	—	323

Research and development	1,011	1,637
Sales and marketing	876	1,046
General and administrative	160	821

Stock-based compensation expense included in operating expense	2,047	3,504

Stock-based compensation expense capitalized in inventory	—	356

Total stock-based compensation	$2,047	$4,183

Pro Forma Share-Based Compensation under SFAS 123 for Fiscal 2005

     Had (i) compensation expense for Ciena’s stock option plans and employee stock purchase plan been determined based on the Black-Scholes valuation method; and (ii) the fair value at the grant date for awards in the first quarter of fiscal 2005 been determined consistent with the provisions of SFAS 123, “Accounting for Stock Based Compensation” as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” Ciena’s net loss and net loss per share for the first quarter of fiscal 2005 would have changed by the pro forma amounts indicated below (in thousands, except per share data):

Quarter Ended
January 31, 2005
Net loss applicable to common stockholders — as reported	$(56,995)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	11,799

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,047

Net loss applicable to common stockholders — pro forma	$(66,747)

Basic and diluted net loss per share — as reported	$(0.10)

Basic and diluted net loss per share — pro forma	$(0.12)

Fair Value and Assumptions Used to Calculate Fair Value under SFAS 123(R) and SFAS 123
     The weighted average fair value of each restricted stock unit granted under Ciena’s stock option plans for the first quarter of fiscal 2006 was $2.37, and there were no restricted stock units issued in the first quarter of fiscal 2005. The fair value of each restricted stock unit award is estimated on the date of grant using the intrinsic value method. The weighted average fair value of each option granted for the first quarter of fiscal 2005 and the first quarter of fiscal 2006 was $1.62 and $1.47, respectively.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model, with the following weighted average assumptions for the first quarter of fiscal 2005 and the first quarter of fiscal 2006:

	Quarter Ended January 31,
	2005	2006
Expected volatility	66%	62%
Risk-free interest rate	3.65%	4.3% - 4.5%
Expected life (years)	4.5	6.0 - 6.1
Expected dividend yield	0.0%	0.0%
     Assumptions for Option-Based Awards under SFAS 123(R)
     Consistent with SFAS 123(R) and SAB 107, Ciena considered the implied volatility and historical volatility of its stock price in determining its expected volatility, and, finding both to be equally reliable, determined that a combination of both would result in the best estimate of expected volatility.
     The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of Ciena’s employee stock options.
     The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. Because Ciena considers its options to be “plain vanilla,” it calculated the expected term using the simplified method as prescribed in SAB 107. Under SAB 107, options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at-the-money”; exerciseability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; options are non-transferable and non-hedgeable.
     The dividend yield assumption is based on Ciena’s history and expectation of dividend payouts.

     As share-based compensation expense recognized in the consolidated statement of operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures were estimated based on Ciena’s historical experience.
     Assumptions for option-based awards under SFAS 123
     Prior to the first quarter of fiscal 2006, Ciena considered the implied volatility and historical volatility of its stock price in determining its expected volatility. The risk-free interest rate was based upon assumption of interest rates appropriate for the term of Ciena’s employee stock options. The dividend yield assumption was based on Ciena’s history and expectation of dividend payouts. Forfeitures prior to the first quarter of fiscal 2006 were accounted for as they occurred.
(14) COMPREHENSIVE LOSS
     The components of comprehensive loss were as follows (in thousands):

	Quarter ended January 31,
	2005	2006
Net loss	$(56,995)	$(6,291)
Change in unrealized loss on available-for-sale securities, net of tax	(2,444)	1,240
Change in accumulated translation adjustments	(8)	(10)

Total comprehensive loss	$(59,447)	$(5,061)

(15) SEGMENT REPORTING
     Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. Ciena’s geographic distribution of revenue for the first quarter of fiscal 2005 and fiscal 2006 was as follows (in thousands, except percentage data):

	Quarter Ended January 31,
	2005	%*	2006	%*
United States	$78,686	83.0	$102,670	85.3
International	16,062	17.0	17,760	14.7

Total	$94,748	100.0	$120,430	100.0

*	Denotes % of total revenue
     During the first quarter of fiscal 2005 and fiscal 2006, customers who each accounted for at least 10% of Ciena’s revenue during the respective periods were as follows (in thousands, except percentage data):

	Quarter Ended January 31,
	2005	%*	2006	%*
Company A	n/a	—	$13,990	11.6
Company B	17,643	18.6	23,494	19.5
Company C	12,420	13.1	n/a	—
Company D	n/a	—	17,073	14.2

Total	$30,063	31.7	$54,556	45.3

n/a	Denotes revenue recognized less than 10% of total revenue for the period

*	Denotes % of total revenue
     The table below (in thousands, except percentage data) sets forth Ciena’s operating segment revenues for the first quarter of fiscal 2005 and fiscal 2006.

	Quarter Ended January 31,
	2005	%*	2006	%*
Revenues:
TSG	$50,440	53.3	$74,901	62.3
DNG	16,579	17.5	6,057	5.0
BBG	15,281	16.1	24,983	20.7
GNS	12,448	13.1	14,489	12.0

Consolidated revenue	$94,748	100.0	$120,430	100.0

*	Denotes % of total revenue
     Segment profit (loss) is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each operating segment in a given period. In connection with that assessment, the Chief Executive Officer excludes the following non-performance items: corporate selling and marketing, corporate general and administrative costs, amortization of intangibles, in-process research and development, restructuring costs, long-lived asset impairment, recovery of sale, export and use taxes, provisions or recovery of doubtful accounts, accelerated amortization of leaseholds, interest income, interest expense, equity investment gains or losses, gains or losses on extinguishment of debt, and provisions for income taxes.
     The table below sets forth Ciena’s operating segment profit (loss) and the reconciliation to consolidated net loss for the first quarter of fiscal 2005 and the first quarter of fiscal 2006.

	Quarter Ended January 31,
	2005	2006
Segment profit (loss):
TSG	$(16,902)	$9,937
DNG	4,857	(1,408)
BBG	(3,442)	5,298
GNS	2,238	4,775

Total segment profit (loss)	$(13,249)	$18,602

Non-performance items:
Corporate selling and marketing	(22,135)	(24,181)
Corporate general and administrative	(7,496)	(9,896)
Stock compensation costs:
Research and development	(1,011)	—
Selling and marketing	(876)	—
General and administrative	(160)	—
Amortization of intangible assets	(10,411)	(6,295)
Restructuring costs	(1,125)	(2,015)
Long-lived asset impairments	(184)	3
Recovery of doubtful accounts, net	—	2,604
Gain on lease settlement	—	6,020
Interest and other financial charges, net	229	9,166
Provision for income taxes	(577)	(299)

Consolidated net loss	$(56,995)	$(6,291)

(16) CONTINGENCIES
Litigation
     On October 3, 2000, Stanford University and Litton Systems filed a complaint in the United States District Court for the Central District of California against Ciena and several other defendants, alleging that optical fiber amplifiers incorporated into certain of those parties’ products infringe U.S. Patent No. 4,859,016 (the “‘016 Patent”). The complaint seeks injunctive relief, royalties and damages. On October 10, 2003, the court stayed the case pending final resolution of matters before the U.S. Patent and Trademark Office (the “PTO”), including a request for and disposition of a reexamination of the ‘016 Patent. On October 16, 2003 and November 2, 2004, the PTO granted reexaminations of the ‘016 Patent, resulting in a continuation of the stay of the case. On July 11, 2005, the PTO issued a Notice of Intent to Issue a Reexamination Certificate and a Statement of Reasons for Patentability/Confirmation, stating its intent to confirm all claims of ‘016 Patent. As a result, on October 10, 2005, Litton Systems filed a motion with the district court for an order lifting the stay of the case, and defendant Pirelli S.p.A. filed with the PTO a new request for ex parte reexamination of the ‘016 Patent. On December 15, 2005, the PTO denied Pirelli’s request for reexamination. On December 19, 2005, the district court denied Litton Systems’ motion to lift the stay. The PTO has not yet issued a Reexamination Certificate. Ciena believes that it has valid defenses to the lawsuit and intends to defend it vigorously in the event the stay of the case is lifted.
     As a result of its merger with ONI Systems Corp. in June 2002, Ciena became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of ONI’s common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Ms. Davis have been dismissed from the action without prejudice pursuant to a tolling agreement. In July 2004, following mediated settlement negotiations, the plaintiffs, the issuer defendants (including Ciena), and their insurers entered into a settlement agreement, whereby the plaintiffs’ cases against the issuers are to be dismissed. The plaintiffs and issuer defendants subsequently moved the court for preliminary approval of the settlement agreement, which motion was opposed by the underwriter defendants. On February 15, 2005, the district court granted the motion for preliminary approval of the settlement agreement, subject to certain modifications to the proposed bar order, and directed the parties to submit a revised settlement agreement reflecting its opinion. On August 31, 2005, the district court issued a preliminary order approving the stipulated settlement agreement, approving and setting dates for notice of the settlement to all class members, and scheduling the fairness hearing for April 2006. After the fairness hearing, if the court determines that the settlement is fair to the class members, the settlement will be approved. The settlement agreement does not require Ciena to pay any amount toward the settlement or to make any other payments.
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
     In addition to the matters described above, Ciena is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, Ciena does not expect that the ultimate costs to resolve these matters will have a material effect on the company’s results of operations, financial position or cash flows.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Some of the statements contained, or incorporated by reference, in this quarterly report discuss future events or expectations, contain projections of results of operations or financial condition, changes in the markets for our products and services, or state other “forward-looking” information. Ciena’s “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. You should be aware that these statements only reflect our current predictions and beliefs. These statements are subject to known and unknown risks, uncertainties and other factors, and actual events or results may differ materially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed throughout this report, particularly under the heading “Risk Factors” in Item 1A of Part II of this report below. You should review these risk factors and the rest of this quarterly report in combination with the more detailed description of our business in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on January 12, 2006, for a more complete understanding of the risks associated with an investment in Ciena’s securities. Ciena undertakes no obligation to revise or update any forward-looking statements.
Overview
     Ciena Corporation supplies communications networking equipment, software and services to telecommunications service providers, cable operators, governments and enterprises. Our product and service offerings enable customers to converge, transition and connect communications networks that deliver voice, video and data services. We are a network specialist, focused on optimizing access and edge networks for broadband communication, enhancing enterprise data services and evolving network infrastructures to support new, high-bandwidth applications and network convergence. Our equipment, software and services enable customers to gain a competitive advantage by increasing the functionality of their networks and reducing their costs of transporting voice, video and data.
     Our revenue increased to $120.4 million in the first quarter of fiscal 2006, representing a 27.1% increase from $94.7 million in the first quarter of fiscal 2005 and a 1.9% increase from $118.2 million in the fourth quarter of fiscal 2005. We have started to witness indications of increased demand for our equipment, software and services as customers appear to be investing in their core and metro network infrastructures to satisfy increasing capacity needs. We are also seeing increased investment at the edge of the network as a result of increased sales of broadband services by communications service providers. Finally, some large carriers are considering, or have taken steps towards developing, next-generation, converged networks in order to increase the efficiency of their networks and expand their service offerings. One example is BT’s 21st Century Network, or 21CN, for which we were selected as a preferred supplier for the optical transmission portion. Our revenues for the first quarter do not include any revenue from the 21CN project.
     We expect further revenue growth and improvement in our financial results during fiscal 2006. Some of this expected revenue growth will come from orders related to larger network builds, which occur in phases. The timing and size of these orders, our ability to deliver products against them, and the timing of satisfaction of acceptance criteria will all contribute to fluctuations in our revenues from quarter to quarter. We also expect the cash required to finance inventory and accounts receivable to fluctuate, but generally to increase during fiscal 2006.
     Our revenues, margins, and cash requirements are significantly dependent upon, among other things, the availability of component supplies and manufacturing capacity sufficient to meet demand, particularly as it relates to larger network builds. Recently, we have experienced component supply shortages affecting our operations. Supply shortages can be exacerbated by difficulties in forecasting and aligning our supply needs with customer demand, which is often difficult to predict. If shortages persist or worsen, they could constrain our future growth and revenue opportunities and adversely affect our financial performance.
     Gross margin increased to 41.9% in the first quarter of 2006, up from 25.6% in the first quarter of fiscal 2005 and 39.9% for the fourth quarter of fiscal 2005. Gross margin improvement reflects both changes in product mix and significant gains resulting from our focus on cost reductions. To continue to drive cost improvements we are employing a global approach to sourcing components and manufacturing our products, and are increasingly utilizing overseas suppliers in lower cost regions, particularly in Asia. We believe that these steps will be important to maintain and build upon our gross margin improvement in recent quarters.
     Operating expense decreased to $65.6 million in the first quarter of fiscal 2006, from $80.9 million in the first quarter of fiscal 2005. This decrease was due in large part to reducing headcount and closing facilities in the United States and Canada in prior periods. In the first quarter of 2006, we also recognized gains of $6.0 million from the buy-out of the lease on our former Fremont, CA facility, and $2.6 million due to the recovery of a doubtful account.
     In early November 2005, we effected a headcount reduction of 62 employees and closed one of our facilities in Kanata, Ontario. This resulted in a restructuring charge of $2.2 million in the first quarter of fiscal 2006. We expect to take additional steps to reduce our operating expense and will incur additional restructuring costs during future periods. As of January 31, 2006, headcount was 1,442, down from 1,497 at the end of fiscal 2005.

     The first quarter of fiscal 2006 represents our first fiscal period following adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” which requires that we recognize compensation expense on our consolidated statement of operations for all share-based awards made to employees and directors based on estimated fair values. We have adopted SFAS 123(R) using the modified prospective application transition method, and accordingly have not restated financial statements for prior periods to include the impact of SFAS 123(R). To determine the valuation of share-based awards under SFAS 123(R), we continue to use the Black-Scholes option pricing model that we utilized to determine our pro forma share-based compensation in prior periods. Share-based compensation was $4.2 million during the first quarter of fiscal 2006, of which $0.4 million was capitalized as part of inventory. Additional information regarding our adoption of SFAS 123(R) during the first quarter of fiscal 2006 is set forth in the notes to the financial statements above and in “Critical Accounting Policies and Estimates” below.
     During the first quarter of fiscal 2006, we repurchased an additional $106.5 million in principal amount of our outstanding 3.75% convertible notes, due February 1, 2008, in open market transactions. These additional repurchases used approximately $98.8 million in cash and resulted in a gain on the extinguishment of debt in the amount of $6.7 million, which consists of the $7.7 million gain from the repurchase of the notes less $1.0 million of associated debt issuance costs. At January 31, 2006, the remaining principal balance on our outstanding convertible notes was $542.3 million. We intend to continue to evaluate and pursue opportunities to achieve cost savings relating to the repayment of our outstanding convertible notes when it is prudent to do so.
Results of Operations
Three months ended January 31, 2005 compared to three months ended January 31, 2006
Revenue, cost of goods sold and gross profit
     Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees, direct technical support costs, cost of excess and obsolete inventory and overhead related to manufacturing, technical support and engineering, furnishing and installation (“EF&I”) operations.
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit from the first quarter of fiscal 2005 to the first quarter of fiscal 2006.

	Quarter Ended January 31,				Increase
	2005	%*	2006	%*	(decrease)	%**
Revenue:
Products	$82,300	86.9	$105,941	88.0	$23,641	28.7
Services	12,448	13.1	14,489	12.0	2,041	16.4

Total revenue	94,748	100.0	120,430	100.0	25,682	27.1

Costs:
Products	60,848	64.2	60,399	50.1	(449)	(0.7)
Services	9,669	10.2	9,576	8.0	(93)	(1.0)

Total cost of goods sold	70,517	74.4	69,975	58.1	(542)	(0.8)

Gross profit	$24,231	25.6	$50,455	41.9	$26,224	108.2

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006
     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit from the first quarter of fiscal 2005 to the first quarter of fiscal 2006.

	Quarter Ended January 31,				Increase
	2005	%*	2006	%*	(decrease)	%**
Product revenue	$82,300	100.0	$105,941	100.0	$23,641	28.7
Product cost of goods sold	60,848	73.9	60,399	57.0	(449)	(0.7)

Product gross profit	$21,452	26.1	$45,542	43.0	$24,090	112.3

*	Denotes % of product revenue

**	Denotes % change from 2005 to 2006
     The table below (in thousands, except percentage data) sets forth the changes in service revenue, service cost of goods sold and service gross profit (loss) from the first quarter of fiscal 2005 to the first quarter of fiscal 2006.

	Quarter Ended January 31,				Increase
	2005	%*	2006	%*	(decrease)	%**
Service revenue	$12,448	100.0	$14,489	100.0	$2,041	16.4
Service cost of goods sold	9,669	77.7	9,576	66.1	(93)	(1.0)

Service gross profit	$2,779	22.3	$4,913	33.9	$2,134	76.8

*	Denotes % of service revenue

**	Denotes % change from 2005 to 2006
     Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenues from the first quarter of fiscal 2005 to the first quarter of fiscal 2006.

	Quarter Ended January 31,				Increase
	2005	%*	2006	%*	(decrease)	%**
United States	$78,686	83.0	$102,670	85.3	$23,984	30.5
International	16,062	17.0	17,760	14.7	1,698	10.6

Total	$94,748	100.0	$120,430	100.0	$25,682	27.1

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006
     During the first quarter of fiscal 2005 and first quarter of fiscal 2006, certain customers each accounted for at least 10% of our revenues during the respective periods as follows (in thousands, except percentage data):

	Quarter Ended January 31,
	2005	%*	2006	%*
Company A	n/a	—	$13,990	11.6
Company B	17,643	18.6	23,494	19.5
Company C	12,420	13.1	n/a	—
Company D	n/a	—	17,073	14.2

Total	$30,063	31.7	$54,556	45.3

n/a	Denotes revenue recognized less than 10% of total revenue for the period

*	Denotes % of total revenue
Revenue
•	Product revenue increased from the first quarter of fiscal 2005 to the first quarter of fiscal 2006, primarily due to increased sales of our transport and switching products and increased sales of our broadband access systems, partially offset by a decrease in sales of our data networking products.

•	Service revenue increased from the first quarter of fiscal 2005 to the first quarter of fiscal 2006, primarily due to increases in deployment services, maintenance and support services and product training services.

•	United States revenue increased from the first quarter of fiscal 2005 to the first quarter of fiscal 2006, primarily due to increased sales of our transport and switching products and increased sales of our broadband access systems, partially offset by a decrease in sales of our data networking products.

•	International revenue increased slightly from the first quarter of fiscal 2005 to the first quarter of fiscal 2006, primarily due to increased sales of our transport and switching products and maintenance and support services.
Gross profit
•	Gross profit as a percentage of revenue increased from the first quarter of fiscal 2005 to the first quarter of fiscal 2006 largely due to increased sales volume, sales of higher margin products and cost improvements resulting from our efforts to employ a global approach to sourcing components and manufacturing our products.

•	Gross profit on products as a percentage of product revenue increased from the first quarter of fiscal 2005 to the first quarter of fiscal 2006, primarily due to cost reductions and higher margin product mix.

•	Gross profit on services as a percentage of services revenue increased from the first quarter of fiscal 2005 to the first quarter of fiscal 2006 largely due to increased sales of product training services and reduced service overhead and deployment costs. Service gross profit during the first quarter of fiscal 2006 benefited from an unusually favorable mix of deployment service engagements with higher than normal margins, as well as higher margin product training revenue.
Operating expenses
     The table below (in thousands, except percentage data) sets forth the changes in operating expenses from the first quarter of fiscal 2005 to the first quarter of fiscal 2006.

	Quarter Ended January 31,				Increase
	2005	%*	2006	%*	(decrease)	%**
Research and development	$34,662	36.6	$29,462	24.5	$(5,200)	(15.0)
Selling and marketing	26,840	28.3	26,572	22.1	(268)	(1.0)
General and administrative	7,656	8.1	9,896	8.2	2,240	29.3
Amortization of intangible assets	10,411	11.0	6,295	5.2	(4,116)	(39.5)
Restructuring costs	1,125	1.2	2,015	1.7	890	79.1
Long-lived asset impairment	184	0.2	(3)	(0.0)	(187)	(101.6)
Recovery of doubtful accounts, net	—	0.0	(2,604)	(2.2)	(2,604)	n/a
Gain on lease settlement	—	0.0	(6,020)	(5.0)	(6,020)	n/a

Total operating expenses	$80,878	85.4	65,613	54.5	$(15,265)	(18.9)

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006
•	Research and development expense decreased from the first quarter of fiscal 2005 to the first quarter of fiscal 2006, primarily due to reductions of $3.3 million in employee compensation and $1.5 million in depreciation expense. The reduction in employee compensation was driven by headcount reductions, partially offset by an increase of $0.6 million in share-based compensation expense.

•	Selling and marketing expense slightly decreased from the first quarter of fiscal 2005 to the first quarter of fiscal 2006 due to reductions of $1.3 million in depreciation costs and $0.5 million in temporary import costs, offset by increases of $0.8 million in employee compensation and $0.7 million in demonstration equipment costs. The increase in employee compensation was primarily driven by an increase of $0.6 million in salaries and commissions and $0.2 million in share-based compensation expense.

•	General and administrative expense increased from the first quarter of fiscal 2005 to the first quarter of fiscal 2006 primarily due to increases of $1.4 million in employee compensation and $0.8 million in audit fees, slightly offset by a decrease of $0.3 million in information system costs. The increase in employee compensation included $0.7 million in share-based compensation expense.

•	Amortization of intangible assets costs decreased from the first quarter of fiscal 2005 to the first quarter of fiscal 2006 due to the write off of intangible assets recorded in the fourth quarter of fiscal 2005.

•	Restructuring costs incurred during the first quarter of 2006 were related to a work force reduction of approximately 62 employees and the closure of a facility located in Kanata, Ontario. These actions were taken as part of our continuing efforts to reduce expense. We expect to incur additional restructuring costs during fiscal 2006.

•	Recovery of doubtful accounts, net for the first quarter of fiscal 2006 was related to the payment of an amount due from a customer from whom payment was previously deemed doubtful due to the customer’s financial condition.

•	Gain on lease settlement for the first quarter of fiscal 2006 was related to the termination of our obligations under the lease for our former Fremont, CA facility.
Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items from the first quarter of fiscal 2005 to the first quarter of fiscal 2006.

	Quarter Ended January 31,				Increase
	2005	%*	2006	%*	(decrease)	%**
Interest and other income, net	$7,433	7.8	$9,262	7.7	$1,829	24.6
Interest expense	$7,226	7.6	$6,053	5.0	$(1,173)	(16.2)
Gain (loss) on equity investments	$22	0.0	$(733)	(0.6)	$(755)	(3,431.8)
Gain on extinguishment of debt	$—	—	$6,690	5.6	$6,690	n/a
Provision for income taxes	$577	0.6	$299	0.2	$(278)	(48.2)

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006
•	Interest and other income, net increased from the first quarter of fiscal 2005 to the first quarter of fiscal 2006 primarily due to the impact of higher interest rates.

•	Interest expense decreased from the first quarter of 2005 to the first quarter of 2006 due to the decrease in our debt obligations resulting from the repurchase of some of our 3.75% convertible notes during fiscal 2005 and fiscal 2006.

•	Loss on equity investments, net increased from the first quarter of fiscal 2005 to the first quarter of fiscal 2006 due to a decline in the value of our investments in privately held technology companies that was determined to be other than temporary.

•	Gain on extinguishment of debt for the first quarter of fiscal 2006 resulted from our repurchase of $106.5 million of our outstanding 3.75% convertible notes, due February 1, 2008, in open market transactions for $98.8 million. We recorded a gain on the extinguishment of debt in the amount of $6.7 million, which consists of the $7.7 million gain from the repurchase of the notes, less $1.0 million of associated debt issuance costs.

•	Provision for income taxes for the first quarter of fiscal 2005 and the first quarter of fiscal 2006 was primarily attributable to foreign tax related to Ciena’s foreign operations. We did not record a tax benefit for domestic losses during either period. We will continue to maintain a valuation allowance against certain deferred tax assets until sufficient evidence exists to support its reversal.
Summary of Operating Segments
     The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenues from the first quarter of fiscal 2005 to the first quarter of fiscal 2006 for our four operating segments: Transport and Switching Group (TSG); Data Networking Group (DNG); Broadband Access Group (BBG); and the Global Networking Services Group (GNS).

	Quarter Ended January 31,				Increase
	2005	%*	2006	%*	(decrease)	%**
Revenues:
TSG	$50,440	53.3	$74,901	62.3	$24,461	48.5
DNG	16,579	17.5	6,057	5.0	(10,522)	(63.5)
BBG	15,281	16.1	24,983	20.7	9,702	63.5
GNS	12,448	13.1	14,489	12.0	2,041	16.4

Consolidated revenue	$94,748	100.0	$120,430	100.0	$25,682	27.1

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006
•	TSG revenue increased from first quarter of fiscal 2005 to the first quarter of fiscal 2006 primarily due to increased sales of core transport and switching products.

•	DNG revenue decreased from the first quarter of fiscal 2005 to the first quarter of fiscal 2006 due to decreased sales of multiservice edge switching products. DNG revenue for the first quarter of fiscal 2005 reflected $14.3 million of revenue recognized upon initial acceptance by Verizon of multiservice edge switching products, some of which was shipped in prior quarters.

•	BBG revenue increased from the first quarter of fiscal 2005 to the first quarter of fiscal 2006 due to increased sales of our CNX-5 Broadband DSL System.

•	GNS revenue increased from the first quarter of fiscal 2005 to the first quarter of fiscal 2006 due to increases in deployment services, maintenance and support services, and product training services.
     Segment profit (loss) is based on internal performance measures used by the Chief Executive Officer to assess the performance of each operating segment in a given period. In making that assessment, the Chief Executive Officer excludes the following non-performance items: corporate selling and marketing, corporate general and administrative costs, amortization of intangibles, in-process research and development, restructuring costs, long-lived asset impairment, recovery of sale, export and use taxes, provisions or recovery of doubtful accounts, accelerated amortization of leaseholds, interest income, interest expense, equity investment gains or losses, gains or losses on extinguishment of debt, and provisions for income taxes.
     The table below (in thousands, except percentage data) sets forth the changes in our segment profit (loss) and the reconciliation to consolidated net loss for the first quarter of fiscal 2005 to the first quarter of fiscal 2006.

	Quarter Ended January 31,		Increase
	2005	2006	(decrease)	%**
Segment profit (loss):
TSG	$(16,902)	$9,937	$26,839	(158.8)
DNG	4,857	(1,408)	(6,265)	(129.0)
BBG	(3,442)	5,298	8,740	(253.9)
GNS	2,238	4,775	2,537	113.4

Total segment profit (loss)	$(13,249)	$18,602	$31,851	(240.4)

Non-performance items:
Corporate selling and marketing	(22,135)	(24,181)	(2,046)	9.2
Corporate general and administrative	(7,496)	(9,896)	(2,400)	32.0
Stock compensation costs:
Research and development	(1,011)	—	1,011	(100.0)
Selling and marketing	(876)	—	876	(100.0)
General and administrative	(160)	—	160	(100.0)
Amortization of intangible assets	(10,411)	(6,295)	4,116	(39.5)
Restructuring costs	(1,125)	(2,015)	(890)	79.1
Long-lived asset impairments	(184)	3	187	(101.6)
Recovery of doubtful accounts, net	—	2,604	2,604	n/a
Gain on lease settlement	—	6,020	6,020	n/a
Interest and other financial charges, net	229	9,166	8,937	3,902.6
Provision for income taxes	(577)	(299)	278	(48.2)

Consolidated net loss	$(56,995)	$(6,291)	$50,704	(89.0)

**	Denotes % change from 2005 to 2006
•	TSG: The performance improvement from the first quarter of fiscal 2005 to the first quarter of fiscal 2006 is primarily attributable to $25.2 million in increased gross profit and a $1.5 million reduction in research and development costs.

•	DNG: The decline in performance from the first quarter of fiscal 2005 to the first quarter of fiscal 2006 is primarily attributable to decreased revenues. DNG revenue in the first quarter of fiscal 2005 reflected $14.3 million of revenue recognized upon initial acceptance by Verizon of multiservice edge switching equipment, some of which was shipped in prior quarters.

•	BBG: The performance improvement from the first quarter of fiscal 2005 to the first quarter of fiscal 2006 is primarily attributable to increased revenue and a $3.3 million reduction in research and development costs, partially offset by a $2.2 million charge related to excess inventory due to a change in forecasted sales for certain products.

•	GNS: The performance improvement from the first quarter of fiscal 2005 to the first quarter of fiscal 2006 is primarily attributable to increased sales of deployment services, maintenance and support services, and product training services without a corresponding increase in expenses. GNS gross profit during the first quarter of fiscal 2006 benefited from an unusually favorable mix of deployment service engagements with higher than normal margins, as well as higher margin product training revenue.
Liquidity and Capital Resources
     At January 31, 2006, our principal source of liquidity was cash and cash equivalents, short-term investments and long-term investments. The following table summarizes our cash and cash equivalents, short-term investments and long-term investments (in thousands):

	October 31,	January 31,	Increase
	2005	2006	(decrease)
Cash and cash equivalents	$358,012	$298,624	$(59,388)
Short-term investments	579,531	496,010	(83,521)
Long-term investments	155,944	166,951	11,007

Total cash, cash equivalents, short-term and long-term investment	$1,093,487	$961,585	$(131,902)

     The decrease in total cash, cash equivalents and short-term and long-term investments during the first quarter of fiscal 2006 was primarily related to $32.0 million of cash consumed in operating activities and $98.8 million of cash used for the repurchase of our 3.75% convertible notes. Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our existing operations through at least the next 12 months.
     The following sections review the significant activities that had an impact on our cash during the first quarter of fiscal 2006.
Operating Activities
     The following tables set forth (in thousands) significant components of our $32.0 million of cash used in operating activities for the first quarter of fiscal 2006.
     Net loss

Quarter Ended
January 31,
2006
Net loss	$ (6,291)

     Our first quarter of fiscal 2006 net loss included the significant non-cash items summarized in the following table (in thousands):

Gain on early extinguishment of debt	$(6,690)
Amortization of intangibles	7,263
Share-based compensation costs	4,183
Depreciation and amortization of leasehold improvements	5,312

Total significant non-cash charges	$10,068

     Accounts Receivable, Net
     Cash consumed by accounts receivable, net increased from the first quarter of fiscal 2005 to the first quarter of fiscal 2006, primarily due to increased sales, and higher days sales outstanding (“DSO”). Ciena’s DSO for periods ending January 31, 2005 and January 31, 2006 were 49.5 days and 60.4 days, respectively. Increased DSOs were primarily affected by large shipments of product during the last month of our fiscal quarter rather than extended payment terms. We expect that our accounts receivable, net and DSOs may fluctuate from quarter to quarter in fiscal 2006, but generally will increase during fiscal 2006, due to the size and timing of orders, the timing of satisfaction of contractual acceptance criteria, and extended payment terms.
     The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts balance from the end of fiscal 2005 through the first quarter of fiscal 2006.

	October 31,	January 31,	Increase
	2005	2006	(decrease)
Accounts receivable, net	$72,786	$81,136	$8,350

Inventory, Net
     Cash consumed by inventory, net increased from first quarter of fiscal 2005 to the first quarter of fiscal 2006 primarily due to increased demand, and a decrease in inventory turns. Ciena’s inventory turns for the periods ending

January 31, 2005 and January 31, 2006 were 5.3 turns per year and 3.8 turns per year, respectively. The decrease was primarily related to increases in finished goods inventory purchased by Ciena based on customer forecasts in advance of orders and finished goods inventory located at customer facilities awaiting contractual acceptance. We expect cash consumed by inventory will fluctuate from quarter to quarter in fiscal 2006, but generally will increase during fiscal 2006, due to increases in finished goods inventory located at customer facilities awaiting contractual acceptance.
     The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2005 through the first quarter of fiscal 2006.

	October 31,	January 31,	Increase
	2005	2006	(decrease)
Raw materials	$21,177	$24,251	$3,074
Work-in-process	3,136	3,528	392
Finished goods	47,615	58,812	11,197

Gross inventory	71,928	86,591	14,663
Reserve for excess and obsolescence	(22,595)	(22,212)	383

Net inventory	$49,333	$64,379	$15,046

     Restructuring and unfavorable lease commitments
     In the first quarter of fiscal 2006, we paid $12.8 million in connection with a termination of our obligations under a lease for our former Fremont, CA facility. Ciena paid an additional $3.4 million on leases related to restructured facilities and $2.5 million on leases associated with unfavorable lease commitments. The following table reflects (in thousands) the balances of liabilities for our restructured facilities and unfavorable lease commitments and the change in these balances from the fourth quarter of fiscal 2005 to the first quarter of fiscal 2006.

	October 31,	January 31,	Increase
	2005	2006	(decrease)
Restructuring liabilities	$15,492	$12,687	$(2,805)
Unfavorable lease commitments	9,011	8,620	(391)
Long-term restructuring liabilities	54,285	35,939	(18,346)
Long-term unfavorable lease commitments	41,364	38,934	(2,430)

Total restructuring liabilities and unfavorable lease commitments	$120,152	$96,180	$(23,972)

     Interest Payable on Ciena’s 3.75% Convertible Notes
     Interest on Ciena’s 3.75% convertible notes is payable on February 1st and August 1st of each year. During the first quarter of fiscal 2006, Ciena paid $11.5 million in interest on the convertible notes. To the extent that Ciena makes its interest payment on the convertible notes prior to the end the first and third quarter or each fiscal year, the accrued interest payable balance as of the end of these quarters will be zero. The following table reflects (in thousands) the balances of interest payable and the change in this balance from the fourth quarter of fiscal 2005 to the first quarter of fiscal 2006.

	October 31,	January 31,	Increase
	2005	2006	(decrease)
Accrued interest payable	$6,082	$—	$(6,082)
Financing Activities
     Cash used in financing activities during the first quarter of fiscal 2006 was primarily related to the repurchase of $106.5 million of our outstanding 3.75% convertible notes, due February 1, 2008, in open market transactions for $98.8 million. We recorded a gain on the extinguishment of debt in the amount of $6.7 million, which consists of the $7.7 million gain from the repurchase of the notes less $1.0 million of associated debt issuance costs.
Contractual Obligations
     The following is a summary of our future minimum payments under contractual obligations as of January 31, 2006 (in thousands):

		Less than one	One to three	Three to five
	Total	year	years	years	Thereafter
Convertible notes (1)	$582,932	$20,335	$562,597	$—	$—
Operating leases	153,506	25,554	55,867	43,085	29,000
Purchase obligations (2)	95,710	95,710	—	—	—

Total	$832,148	$141,599	$618,464	$43,085	$29,000

(1)	Our 3.75% convertible notes have an aggregate principal amount of $542.3 million, due February 1, 2008. Interest is payable on February 1st and August 1st of each year.

(2)	Purchase commitments relate to amounts we are obligated to pay to our contract manufacturers and component suppliers for inventory.
     Some of our commercial commitments, including some of the future minimum payments set forth above, are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of January 31, 2006 (in thousands):

		Less than one	One to	Three to
	Total	year	three years	five years	Thereafter
Standby letters of credit	$11,536	$10,786	$750	$—	$—

Off-Balance Sheet Arrangements
     Ciena does not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.
Critical Accounting Policies and Estimates
     The preparation of consolidated financial statements requires Ciena to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we reevaluate our estimates, including those related to bad debts, inventories, investments, intangible assets, goodwill, income taxes, warranty obligations, restructuring, and contingencies and litigation. Ciena bases its estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Among other things, these estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During fiscal 2006, reevaluation of certain estimates led to the effects described below.
Revenue Recognition
     Some of our communications networking equipment is integrated with software that is essential to the functionality of the equipment. We provide unspecified software upgrades and enhancements related to the equipment through our maintenance contracts for these products. Accordingly, we account for revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Customer purchase agreements and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. The amount of product and service revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of revenue recognition. Our total deferred revenue for products was $14.5 million and $18.0 million as of October 31, 2005 and January 31, 2006, respectively. Our service revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $29.0 million and $28.7 million as of October 31, 2005 and January 31, 2006, respectively.
Share-Based Compensation
     On November 1, 2005, Ciena adopted SFAS 123(R), “Shared-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options, restricted stock, restricted stock units and participation in Ciena’s employee stock purchase plan. Share-based compensation expense recognized in Ciena’s consolidated statement of operations for the first quarter of fiscal 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of October 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to October 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).
We estimate the fair value of stock options granted using the Black-Scholes option pricing method. This option pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. Because Ciena considers its options to be “plain vanilla” we calculate the expected term using the simplified method as prescribed in SAB 107. Under SAB 107, options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at-the-money”; exerciseability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; options are non-transferable and non-hedgeable. The expected stock price volatility was determined using a combination of historical and implied volatility of Ciena’s common stock. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Because share-based compensation expense is based on awards that are ultimately expected to vest, it has been reduced to account for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In Ciena’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, Ciena accounted for forfeitures as they occurred. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation.
Reserve for Inventory Obsolescence
     Ciena writes down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the first quarter of fiscal 2006, we recorded a charge of $3.0 million primarily related to excess inventory due to a change in forecasted sales for certain products. In an effort to limit our exposure to delivery delays and to satisfy customer needs for shorter delivery terms, we are currently transitioning our manufacturing operations from the build-to-order model we have used in recent years, to a build-to-forecast model for some of our product lines, including core transport and switching and metro transport. This change in our inventory purchases exposes us to the risk that our customers will not order those products for which we have forecasted sales, or will purchase less than we have forecasted. If actual market conditions differ from those we have assumed, we may be required to take additional inventory write-downs or benefits.
Restructuring
     As part of its restructuring costs, Ciena provides for the estimated cost of the net lease expense for facilities that are no longer being used. The provision is equal to the fair value of the minimum future lease payments under our contracted lease obligations, offset by the fair value of the estimated sublease payments that we may receive. As of January 31, 2006, Ciena’s accrued restructuring liability related to net lease expense and other related charges was $47.9 million. The total minimum lease payments for these restructured facilities are $67.9 million. These lease payments will be made over the remaining lives of our leases, which range from one month to thirteen years. If actual market conditions are less favorable than those we have projected, we may be required to recognize additional restructuring costs associated with these facilities.
Accounts Receivable Trade, Net

     Ciena’s allowance for doubtful accounts is based on our assessment, on a specific identification basis, of the collectibility of customer accounts. Ciena performs ongoing credit evaluations of its customers and generally has not required collateral or other forms of security from its customers. In determining the appropriate balance for Ciena’s allowance for doubtful accounts, management considers each individual customer account receivable in order to determine collectibility. In doing so, management considers creditworthiness, payment history, account activity and communication with such customer. If a customer’s financial condition changes, Ciena may be required to take a charge for an allowance on doubtful accounts. During the first quarter of fiscal 2006, Ciena recorded the recovery of a doubtful account in the amount of $2.6 million as a result of the payment of an amount due from a customer from whom payment was previously deemed doubtful due to the customer’s financial condition.
Goodwill
     At January 31, 2006, Ciena’s consolidated balance sheet included $232.0 million in goodwill. Due to Ciena’s reorganization into operating segments, SFAS 142 requires that we assign goodwill to Ciena’s reporting units. Ciena has determined its operating segments and reporting units are the same. In accordance with SFAS 142, Ciena tests each reporting unit’s goodwill for impairment on an annual basis, and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. If actual market conditions differ or forecasts change at the time of our annual assessment in fiscal 2006 or in periods prior to our annual assessment, we may be required to record additional goodwill impairment charges.
Intangible Assets
     As of January 31, 2006, Ciena’s consolidated balance sheet included $113.1 million in other intangible assets, net. We account for the impairment or disposal of long-lived assets such as equipment, furniture, fixtures, and other intangible assets in accordance with the provisions of SFAS 144. In accordance with SFAS 144, Ciena tests each intangible asset for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. If actual market conditions differ or forecasts change, we may be required to record additional impairment charges in future periods.
Investments
     As of January 31, 2006, Ciena’s minority investments in privately held technology companies were $6.5 million. These investments are generally carried at cost because Ciena owns less than 20% of the voting equity and does not have the ability to exercise significant influence over any of these companies. These investments are inherently high risk as the market for technologies or products manufactured by these companies are usually early stage at the time of the investment by Ciena and such markets may never materialize or become significant. Ciena could lose its entire investment in some or all of these companies. Ciena monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. Ciena recorded a net charge of $0.7 million during the first quarter of fiscal 2006, from a decline in the fair value of certain equity investments that was determined to be other than temporary. If market conditions, expected financial performance or the competitive position of the companies in which we invest deteriorate, Ciena may be required to record an additional charge in future periods.
Deferred Tax Valuation Allowance
     As of January 31, 2006, Ciena has recorded a valuation allowance of $1.2 billion against our gross deferred tax assets of $1.2 billion. We calculated the valuation allowance in accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence such as operating results during the most recent three-year period is given more weight than forecasted results, due to our current lack of visibility and the degree of uncertainty that we will achieve the level of future profitability needed to record the deferred assets. Our cumulative loss in the most recent three-year period represents sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.
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

     Interest Rate Sensitivity. Ciena maintains a short-term and long-term investment portfolio. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at January 31, 2006, the fair value of the portfolio would decline by approximately $36.1 million.
     Foreign Currency Exchange Risk. As a global concern, Ciena faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on Ciena’s financial results. Historically Ciena’s primary exposures have been related to non-dollar denominated operating expenses in Europe and Asia where Ciena sells primarily in U.S. dollars. Ciena is prepared to hedge against fluctuations in foreign currency if this exposure becomes material. As of January 31, 2006, the assets and liabilities of Ciena related to non-dollar denominated currencies were not material. Therefore, we do not expect an increase or decrease of 10% in the foreign exchange rate would have a material impact on Ciena’s financial position.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On October 3, 2000, Stanford University and Litton Systems filed a complaint in the United States District Court for the Central District of California against Ciena and several other defendants, alleging that optical fiber amplifiers incorporated into certain of those parties’ products infringe U.S. Patent No. 4,859,016 (the “‘016 Patent”). The complaint seeks injunctive relief, royalties and damages. On October 10, 2003, the court stayed the case pending final resolution of matters before the U.S. Patent and Trademark Office (the “PTO”), including a request for and disposition of a reexamination of the ‘016 Patent. On October 16, 2003 and November 2, 2004, the PTO granted reexaminations of the ‘016 Patent, resulting in a continuation of the stay of the case. On July 11, 2005, the PTO issued a Notice of Intent to Issue a Reexamination Certificate and a Statement of Reasons for Patentability/Confirmation, stating its intent to confirm all claims of ‘016 Patent. As a result, on October 10, 2005, Litton Systems filed a motion with the district court for an order lifting the stay of the case, and defendant Pirelli S.p.A. filed with the PTO a new request for ex parte reexamination of the ‘016 Patent. On December 15, 2005, the PTO denied Pirelli’s request for reexamination. On December 19, 2005, the district court denied Litton Systems’ motion to lift the stay. The PTO has not yet issued a Reexamination Certificate. We believe that we have valid defenses to the lawsuit and intend to defend it vigorously in the event the stay of the case is lifted.
     As a result of our merger with ONI Systems Corp. in June 2002, we became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of ONI’s common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Ms. Davis have been dismissed from the action without prejudice pursuant to a tolling agreement. In July 2004, following mediated settlement negotiations, the plaintiffs, the issuer defendants (including Ciena), and their insurers entered into a settlement agreement, whereby the plaintiffs’ cases against the issuers are to be dismissed. The plaintiffs and issuer defendants subsequently moved the court for preliminary approval of the settlement agreement, which motion was opposed by the underwriter defendants. On February 15, 2005, the district court granted the motion for preliminary approval of the settlement agreement, subject to certain modifications to the proposed bar order, and directed the parties to submit a revised settlement agreement reflecting its opinion. On August 31, 2005, the district court issued a preliminary order approving the stipulated settlement agreement, approving and setting dates for notice of the settlement to all class members, and scheduling the fairness hearing for April 2006. After the fairness hearing, if the court determines that the settlement is fair to the class members, the settlement will be approved. The settlement agreement does not require Ciena to pay any amount toward the settlement or to make any other payments.
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
     The markets in which we compete for sales of networking equipment, software and services are extremely competitive, particularly the market for sales to telecommunications service providers. Competition in these markets is based on any one or a combination of the following factors: price, functionality, manufacturing capability, installation, services, existing business and customer relationships, scalability and the ability of products and services to meet customers’ immediate and future network requirements. A small number of very large companies have historically dominated the communications networking equipment industry. Our industry has also increasingly experienced competition from low-cost producers in Asia. Many of our competitors have substantially greater financial, technical and marketing resources, greater manufacturing capacity and better established relationships with incumbent carriers and other potential customers than us. As a result of increased merger activity among communication service providers, there has been speculation of consolidation among networking equipment providers, which, if it occurred, could cause some competitors to grow even larger and more powerful. We also compete with a number of smaller companies that provide significant competition for a specific product or market. These competitors often base their products on the latest available technologies. Due to the narrower focus of their efforts, these competitors may achieve commercial availability of their products more quickly and may be more attractive to customers. As we seek to expand our channel sales strategy, we also may face competition from resellers and distributors of some of our products, who may be competitors in other customer markets or with respect to complementary technologies.
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
     The tactics described above can be particularly effective in an increasingly concentrated base of potential customers such as communications service providers. Our inability to compete successfully in our markets would harm our sales and our ability to achieve and maintain profitability.
Our revenue and operating results can fluctuate unpredictably from quarter to quarter.
     Our revenue can fluctuate unpredictably from quarter to quarter. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our budgeted expense levels depend in part on our expectations of future revenue. Any substantial adjustment to expenses to account for lower levels of revenue is difficult and takes time. Consequently, if our revenue declines, our levels of inventory, operating expense and general overhead would be high relative to revenue, resulting in additional operating losses.
     Other factors contribute to fluctuations in our revenue and operating results, including:
•	the level of demand for our products and the timing and size of customer orders, particularly from telecommunications service provider customers;

•	satisfaction of contractual customer acceptance criteria and related revenue recognition requirements;

•	availability of an adequate supply of components and sufficient manufacturing capacity;

•	changes in customers’ requirements, including delay, changes or cancellations of orders from customers;

•	the introduction of new products by us or our competitors;

•	readiness of customer sites for installation;

•	any significant payment by us associated with the resolution of pending legal proceedings;

•	changes in accounting rules; and

•	changes in general economic conditions as well as those specific to our market segments.
Many of these factors are beyond our control, particularly in the case of large carrier orders and multi-vendor or multi-technology network builds where the achievement of certain performance thresholds for acceptance is subject to the readiness and performance of the customer or other providers, changes in customer requirements or installation plans, and the availability of an adequate supply of components and manufacturing capacity. Any one or a combination of the factors above may cause our revenue and operating results to fluctuate from quarter to quarter. These fluctuations may make it difficult to manage our business and achieve or maintain profitability. As a consequence, our revenues and operating results for a particular quarter may be difficult to predict and our prior results are not necessarily indicative of results likely in future periods.
Our gross margin may fluctuate from quarter to quarter and our product gross margins may be adversely affected by a number of factors, some of which are beyond our control.
     Our gross margin fluctuates from period to period and our product gross margins may be adversely affected by numerous factors, including:
•	increased price competition, including competition from low-cost producers in Asia;

•	the mix in any period of higher and lower margin products and services;

•	sales volume during the period;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our products;

•	our ability to continue to reduce product manufacturing costs;

•	introduction of new products, with initial sales at relatively small volumes with resulting higher production costs; and

•	increased warranty or repair costs.
The factors discussed above regarding fluctuations in revenue and operating results can also affect margins. We expect product gross margin to continue to fluctuate from quarter to quarter. Fluctuations in product gross margin may make it difficult to manage our business and achieve or maintain profitability. As a consequence, our gross margin for a particular quarter may be difficult to predict and our prior results are not necessarily indicative of results likely in future periods.
Our business and results of operations are significantly affected by conditions in the communications industry, including increases in consolidation activity.
     The last few years have seen substantial changes in the communications industry. Many of our customers and potential customers, including telecommunications service providers that have historically provided a significant portion of our sales, have confronted static or declining revenue for their traditional voice services. Traditional communications service providers are under increasing competitive pressure from providers within their industry and other participants that offer, or seek to offer, overlapping or similar services. These pressures are likely to continue to cause communications service providers to seek to minimize the costs of the equipment that they buy and may cause static or reduced capital expenditures by customers or potential customers. These competitive pressures may also result in pricing becoming a more important factor in customer purchasing decisions. Increased focus on pricing may favor low-cost communications equipment vendors in Asia and larger competitors that can spread the effect of price discounts across a broader offering of products and services and across a larger customer base.
     In 2005, several large communications service providers announced merger transactions. These included the mergers of Verizon and MCI, and SBC and AT&T, all of which have been significant customers during prior periods. These mergers will have a major impact on the future of the telecommunications industry. They will further increase concentration of purchasing power among a few large service providers and may result in delays in, or the curtailment of, investments in communications networks, as a result of changes in strategy, network overlap, cost reduction efforts or other considerations. These industry conditions may negatively affect our business, financial condition and results of operation.
We may not be successful in selling our products into new markets and developing and managing new sales channels.
     We continue to take steps to sell our expanded product portfolio into new markets and to a broader customer base, including communication service providers, enterprises, cable operators, and federal, state and local governments. To succeed in these markets, we believe we must develop and manage new sales channels and distribution arrangements. We expect these relationships to be an increasing part of our business as we seek to grow. Because we have only limited experience in developing and managing such channels, we may not be successful in reaching additional customer segments, expanding into new geographic regions, or reducing the financial risks of entering new markets and pursuing new customer segments. In addition, sales to federal, state and local governments require compliance with complex procurement regulations with which we have little experience. We may be unable to increase our sales to government contractors if we determine that we cannot comply with applicable regulations. Our failure to comply with regulations for existing contracts could result in civil, criminal or administrative proceedings involving fines and suspension or debarment from federal government contracts. Failure to manage additional sales channels effectively would limit our ability to succeed in these new markets and could adversely affect our ability to grow our customer base and revenues.
Network equipment sales to large communications service providers often involve, lengthy sales cycles and protracted contract negotiations and may require us to assume terms or conditions that negatively affect our pricing, payment and timing of revenue recognition.
     In recent years we have sought to add large, incumbent communication service providers as customers for our products, software and services. Our future success will depend on our ability to maintain and expand our sales to these existing communications service provider customers and add new customers. Many of our competitors have long-standing relationships with communications service providers, which can pose significant obstacles to our sales efforts. Sales to large communications service providers typically involve lengthy sales cycles, protracted or difficult contract negotiations, and extensive product testing and network certification. We are sometimes required to assume terms or conditions that negatively affect pricing, payment and the timing of revenue recognition in order to consummate a sale. This may negatively affect the timing of revenue recognition, which would, in turn, negatively affect our gross margin and results of operations. Communications service providers may ultimately insist upon terms and conditions, that we deem too onerous or not in our best interest. As a result, we may incur substantial expenses and devote time and resources to potential relationships that never materialize.
Continued shortages in component supply or manufacturing capacity could increase our costs, adversely affect our results of operations and constrain our ability to grow our business.
     As we have expanded our product portfolio, increased our use of contract manufacturers and increased our product sales in recent years, manufacturing capacity and supply constraints related to components and subsystems have become increasingly significant issues for us. We have encountered and continue to experience component shortages that have affected our operations and ability to deliver products timely to customers. Growth in customer demand for the communications networking products supplied by us, our competitors and other third parties, has resulted in supply constraints among providers of some components used in our products. Component shortages and manufacturing capacity constraints may also arise, or be exacerbated by difficulties with our suppliers or contract manufacturers, or our failure to adequately forecast our component or manufacturing needs. If shortages or delays persist or worsen, the price of required components may increase, or the components may not be available at all. If we are unable to secure the components or subsystems that we require at reasonable prices, or are unable to secure manufacturing capacity adequate to meet our needs, we may not be able to satisfy our contractual obligations to customers and our revenue and gross margins could be materially affected. We may also be subject to payment of liquidated damages for delays under customer contracts, and our customer relationships and business reputation may be harmed.
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
     Because we outsource manufacturing and use a direct order fulfillment model for certain of our products, we may be subject to product performance problems as a result of the acts or omissions of these third parties. These product performance problems could damage our business reputation and negatively affect our sales.
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
     As of January 31, 2006, we had $232.0 million of goodwill on our balance sheet. This amount primarily represents the remaining excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At January 31, 2006, we had $113.1 million of other intangible assets on our balance sheet. The amount primarily reflects purchased technology from our acquisitions. At January 31, 2006, goodwill and other intangible assets represented approximately 22.3% of our total assets. During the fourth quarter of 2005, we incurred a goodwill impairment charge of approximately $176.6 million and an impairment of other intangibles of $45.7 million. If we are required to record additional impairment charges related to goodwill and other intangible assets, such charges would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our earnings per share or net loss per share could be materially adversely affected in such period.
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
     In recent years, we have filed suit to enforce our intellectual property rights and, from time to time, have been subject to litigation and other third party intellectual property claims, including as a result of our indemnification obligations to customers or resellers that purchase our products. The frequency of these assertions is increasing as patent holders, including entities that are not in our industry and that purchase patents as an investment or to monetize such rights by obtaining royalties, use such actions as a competitive tactic and a source of additional revenue. Intellectual property claims can significantly divert the time and attention of our personnel and result in costly litigation. Our pending patent infringement litigation with Nortel Networks, described elsewhere in this report, has resulted in, and is likely to continue to result in, significant costs. If we are unsuccessful in this litigation, we may be required to pay significant damages, and could be enjoined from marketing or selling certain products. Intellectual property infringement claims can also require us to pay substantial royalties, enter into license agreements and/or develop nor-infringing technology. Accordingly, the costs associated with third party intellectual property claims could adversely affect our business, results of operations and financial condition.
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
     We rely on EMS providers to perform the majority of the manufacturing operations for our products and components, and are increasingly utilizing overseas suppliers, particularly in Asia. Because EMS providers are subject to many of the same risks as equipment vendors serving the communications industry, many EMS providers have experienced their own financial difficulties in recent years. The qualification of our EMS providers is a costly and time-consuming process, and these manufacturers build product for other companies, including our competitors. We are constantly reviewing our manufacturing capability, including the work of our EMS providers, to ensure that our production requirements are met in terms of cost, capacity, quality and reliability. From time to time, we may decide to transfer the manufacturing of a product from one EMS provider to another, to better meet our production needs. It is possible that we may not effectively manage this transition or the new contract manufacturer may not perform as well as expected. As a result, we may not be able to fill orders in a timely manner, which could harm our business. In addition, we do not have contracts in place with some of these providers. Our inability to effectively manage our relationships with our EMS providers, particularly overseas, could negatively affect our business and results of operations.
We depend on a limited number of suppliers, and for some items we do not have a substitute supplier.
     We depend on a limited number of suppliers for our product components and subsystems, as well as for equipment used to manufacture and test our products. Our products include several components for which reliable, high-volume suppliers are particularly limited. Some key optical and electronic components we use in our products are currently available only from sole or limited sources, and in some cases, that source also is a competitor. The loss of a source of key components could require us to re-engineer products that use those components, which would increase our costs. Increases in demand for components by us, our competitors or other third parties from sole or limited sources would result in additional supply constraints. Delays in component availability or delivery, or component performance problems, could result in delayed deployment of our products, and inability to recognize revenue, which would negatively affect our results of operations. These delays could also limit our opportunity to pursue additional growth or revenue opportunities and harm our business reputation and customer relationships.
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
     International operations are subject to inherent risks, and our future results could be adversely affected by a number of factors, including:
•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulties and costs of staffing and managing foreign operations;

•	the impact of recessions in economies outside the United States;

•	reduced protection for intellectual property rights in some countries;

•	adverse tax consequences;

•	political and economic instability;

•	trade protection measures, export compliance, qualification do transact business and other regulatory requirements;

•	effects of changes in currency exchange rates; and

•	natural disasters and epidemics.
Our efforts to offshore certain resources and operations to India may not be successful and may expose us to unanticipated costs or liabilities.
     We have established a development operation in India and expect to increase hiring of personnel for this facility during the remainder of fiscal 2006. We have limited experience in offshoring our business functions, particularly development operations, and there is no assurance that our plan will enable us to achieve meaningful cost reductions or greater resource efficiency. Further, offshoring to India involves significant risks, including:
•	the hiring and retention of appropriate engineering resources, particularly in view of the rapid increase in similar activity in India by other companies that are competing to hire engineers with the skills that we require;

•	the knowledge transfer related to our technology and exposure to misappropriation of intellectual property or confidential information, including information that is proprietary to us, our customers and other third parties;

•	heightened exposure to changes in the economic, security and political conditions of India;

•	currency exchange and tax risks associated with offshore operations; and

•	development efforts that do not meet our requirements because of language, cultural or other differences associated with international operations, resulting in errors or delays.
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
     We have taken several steps, including reductions in force, dispositions of assets and office closures, and internal reorganizations to reduce the size and cost of our operations and to better match our resources with our market opportunities. During the next twelve months we expect to take additional steps to reduce our operating expenses. These efforts could be disruptive to our business. Reductions to headcount and other cost cutting measures may result in the loss of technical expertise that could adversely affect our research and development efforts and ability to meet product development schedules. Efforts to reduce operating expense often result in the recording of accounting charges, such as inventory and technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from users of discontinued products. If we are required to take a substantial charge, our earnings per share or net loss per share would be adversely affected in such period. If we cannot manage our cost reduction and restructuring efforts effectively, our business, results of operations and financial condition could be harmed.
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
     If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development of existing and new products. If we lose members of our management team or other key personnel, it may be difficult to replace them. Competition for highly skilled technical and other personnel with experience in our industry can be intense. Because we generally do not have employment contracts with our employees, we must rely upon providing competitive compensation packages and a high-quality work environment in order to retain and motivate employees. We have paid our employees significantly reduced or no bonuses for several years. In addition, we have informed employees that we will not be issuing stock options at the same level as historical grants. In addition to these compensation issues, we must continue to motivate and retain employees, which may be difficult due to morale challenges posed by our continuing workforce reductions and offshoring of certain operations.
Our failure to identify additional service delivery partners and manage our relationships with these partners effectively could adversely impact our financial results and relationship with customers.
     We rely on a number of service delivery partners, both domestic and international, to complement our global service and support resources. We expect to increasingly rely upon third party service delivery partners for the installation of our equipment in larger network builds, which often include more onerous installation, testing and acceptance terms. In order to ensure that we timely install our products and satisfy obligations to our customers, we must identify, train and certify additional appropriate partners. The certification of these partners can be costly and time-consuming, and these partners service products for other companies, including our competitors. There can be no assurance that we will be able to identify an adequate number of qualified service delivery partners. We may not be able to effectively manage our relationships with our partners and we cannot be certain that they will be able to deliver our services in the manner or time required. If our service partners are unsuccessful in delivering services:
•	we may suffer delays in recognizing revenues in cases where revenue recognition is dependent upon product installation, testing and acceptance;

•	our services revenue may be adversely affected; and

•	our relationship with customers could suffer.
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
     Our business strategy includes acquiring or making strategic investments in other companies to increase our portfolio of products and services, expand the markets we address, diversify our customer base and acquire or accelerate the development of new or improved products. To do so, we may use cash, issue equity that would dilute our current shareholders’ ownership, incur debt or assume indebtedness. Strategic investments and acquisitions involve numerous risks, including:
•	difficulties in integrating the operations, technologies and products of the acquired companies;

•	diversion of management’s attention;

•	potential difficulties in completing projects of the acquired company and costs related to in-process research and development;

•	the potential loss of key employees of the acquired company;

•	subsequent amortization expenses related to intangible assets and charges associated with impairment of goodwill;

•	ineffective internal controls over financial reporting for purposes of Section 404 of the Sarbanes-Oxley Act;

•	dependence on unfamiliar supply partners; and

•	exposure to unanticipated liabilities, including intellectual property infringement claims.
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
Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report on Form 10-K, a report containing management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal controls.
     We initially became subject to these requirements for our fiscal year ended October 31, 2005. Compliance with these requirements has resulted in, and is likely to continue to result in, significant costs, the commitment of time and operational resources and the diversion of management’s attention. Growth of our business, including our broader product portfolio and increased transaction volume, will necessitate ongoing changes to our internal control systems, processes and infrastructure, including our information systems. Our increasingly global operations, including our development facility in India and offices abroad, will pose additional challenges to our internal control systems as their operations become more significant. We cannot be certain that our current design for internal control over financial reporting, and any modifications necessary to reflect changes in our business, will be sufficient to enable management or our independent registered public accounting firm to determine that our internal controls are effective as of the end of fiscal 2006 or on an ongoing basis. If we are unable to assert that our internal controls over financial reporting are effective (or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s assessment of the effectiveness of internal controls over financial reporting or on the effectiveness of our internal controls over financial reporting), our business may be harmed. Market perception of our financial condition and the trading price of our stock may be adversely affected and customer perception of our business may suffer.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) – (b) Not applicable.
(c) The following table provides information with respect to any purchase made by or on behalf of Ciena, or any “affiliated purchaser” as defined in 17 C.F.R. § 240.10b-18(a)(3), of shares of any class of equity securities registered by Ciena pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

	(a)	(b)	(c)	(d)
Maximum number
(or appropriate
			Total number of	dollar value) of
			shares purchased	shares that may
			as part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans or
Period	shares purchased	paid per share	or programs (1)	programs (1)
October 30, 2005 through November 26, 2005	2,419	$0.00	2,419	*
November 27, 2005 through December 24, 2005	—	—	—	*
December 25, 2005 through January 28, 2006	601	$0.00	601	*

Total	3,020	$0.00	3,020	*

*	Not applicable. See description of repurchase activity below.
(1)	As initially disclosed in our Form 10-Q for the first quarter of fiscal 2005, Ciena does not repurchase its shares in open market transactions. The repurchase activity in the table above consists solely of Ciena’s repurchase of outstanding shares in private transactions with certain former employees. Pursuant to the terms of equity compensation plans and certain award agreements that Ciena assumed in connection with its acquisitions of WaveSmith Networks, Inc. and Catena Networks Inc., employees may exercise certain stock options prior to vesting. Under these plans, upon the employee’s termination of employment, Ciena is granted the right to repurchase the shares issued, to the extent that the option has not vested, at the grantee’s exercise price. If Ciena does not exercise this repurchase right, the shares vest and remain owned by the grantee.

Ciena believes it is in the best interest of its shareholders, and it is Ciena’s corporate practice, to repurchase shares subject to these award agreements if the closing price of such shares on the NASDAQ National

Market during the 30 day period following the grantee’s termination of employment is greater than the grantee’s exercise price. At the end of our first quarter of fiscal 2006, 44,949 outstanding shares remained subject to repurchase pursuant to the terms above. This number of shares subject to Ciena repurchase will (i) increase, to the extent that holders of equity awards under these plans exercise any options that have not yet vested, and (ii) decrease, as such awards vest pursuant to their terms and Ciena’s repurchase rights lapse. Ciena expects that all awards assumed through acquisition that permit early exercise by the grantee and repurchase by Ciena will be fully vested on May 1, 2006, at which time Ciena’s repurchase rights will lapse.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

Exhibit	Description

10.1	Form of Revised Indemnification Agreement between Ciena Corporation and Directors and Executive Officers**

10.2	Third Amended and Restated 1994 Stock Option Plan (Incorporated by reference from Ciena’s Form S-8 filed October 30, 2001).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Represents management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIENA CORPORATION
Date: March 3, 2006	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date: March 3, 2006	By:	/s/ Joseph R. Chinnici
Joseph R. Chinnici
Senior Vice President, Finance and Chief Financial Officer (Principal Finance Officer)