Form 10-Q
period 2006-04-30
CIENA CORP
filed 2006-06-01
CIK 936395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to      .
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
     Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 30, 2006

common stock, $.01 par value	587,678,813

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CIENA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended April 30,		Six Months Ended April 30,
	2005	2006	2005	2006
Revenues:
Products	$91,618	$117,208	$173,918	$223,149
Services	12,228	13,967	24,676	28,456

Total revenue	103,846	131,175	198,594	251,605

Costs:
Products	65,843	58,957	126,691	119,356
Services	10,837	9,312	20,506	18,888

Total cost of goods sold	76,680	68,269	147,197	138,244

Gross profit	27,166	62,906	51,397	113,361

Operating expenses:
Research and development	35,608	28,856	70,270	58,318
Selling and marketing	29,648	26,657	56,488	53,229
General and administrative	8,894	11,246	16,550	21,142
Amortization of intangible assets	10,204	6,295	20,615	12,590
Restructuring costs	9,765	3,014	10,890	5,029
Long-lived asset impairments	(25)	(3)	159	(6)
Recovery of doubtful accounts, net	—	(247)	—	(2,851)
Gain on lease settlement	—	(5,628)	—	(11,648)

Total operating expenses	94,094	70,190	174,972	135,803

Loss from operations	(66,928)	(7,284)	(123,575)	(22,442)
Interest and other income, net	7,103	11,197	14,536	20,459
Interest expense	(7,230)	(5,815)	(14,456)	(11,868)
Loss on equity investments, net	(7,300)	—	(7,278)	(733)
Gain on extinguishment of debt	—	362	—	7,052

Loss before income taxes	(74,355)	(1,540)	(130,773)	(7,532)
Provision for income taxes	452	370	1,029	669

Net loss	$(74,807)	$(1,910)	$(131,802)	$(8,201)

Basic and diluted net loss per common share and dilutive potential common share	$(0.13)	$(0.00)	$(0.23)	$(0.01)

Weighted average basic common and dilutive potential common shares outstanding	573,569	584,625	572,674	582,759

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

		(unaudited)
	October 31,	April 30,
	2005	2006
ASSETS

Current assets:
Cash and cash equivalents	$358,012	$656,223
Short-term investments	579,531	433,488
Accounts receivable, net	72,786	76,599
Inventories, net	49,333	79,076
Prepaid expenses and other	37,867	40,521

Total current assets	1,097,529	1,285,907
Long-term investments	155,944	133,019
Equipment, furniture and fixtures, net	28,090	26,908
Goodwill	232,015	232,015
Other intangible assets, net	120,324	105,799
Other long-term assets	41,327	36,490

Total assets	$1,675,229	$1,820,138

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$43,868	$41,893
Accrued liabilities	76,491	67,972
Restructuring liabilities	15,492	9,218
Unfavorable lease commitments	9,011	8,910
Income taxes payable	5,785	5,652
Deferred revenue	27,817	42,040

Total current liabilities	178,464	175,685
Long-term deferred revenue	15,701	16,790
Long-term restructuring liabilities	54,285	21,668
Long-term unfavorable lease commitments	41,364	36,920
Other long-term obligations	1,296	2,035
Convertible notes payable	648,752	842,262

Total liabilities	939,862	1,095,360

Commitments and contingencies
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 980,000,000 shares authorized; 580,340,947 and 587,644,732 shares issued and outstanding	5,803	5,876
Additional paid-in capital	5,489,613	5,483,086
Deferred stock compensation	(2,286)	—
Changes in unrealized gains on investments, net	(4,673)	(2,866)
Translation adjustment	(495)	(522)
Accumulated deficit	(4,752,595)	(4,760,796)

Total stockholders’ equity	735,367	724,778

Total liabilities and stockholders’ equity	$1,675,229	$1,820,138

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended April 30,
	2005	2006
Cash flows from operating activities:
Net loss	$(131,802)	$(8,201)

Adjustments to reconcile net loss to net cash used in operating activities:
Early extinguishment of debt	—	(7,052)
Amortization of premium on marketable securities	9,265	1,955
Non-cash loss from equity investments	159	733
Non-cash impairment of long-lived assets	7,278	—
Depreciation and amortization of leasehold improvements	16,292	9,691
Stock compensation	5,528	8,118
Amortization of intangibles	22,549	14,525
Provision for inventory excess and obsolescence	2,695	4,376
Provision for warranty and other contractual obligations	5,802	6,815
Other	1,510	1,280
Changes in assets and liabilities:
Accounts receivable	(20,604)	(3,813)
Inventories	(570)	(34,119)
Prepaid expenses and other	598	5,264
Accounts payable, accrued liabilities and other obligations	(8,437)	(60,318)
Income taxes payable	815	(133)
Deferred revenue	9,014	15,312

Net cash used in operating activities	(79,908)	(45,567)

Cash flows from investing activities:
Additions to equipment, furniture, fixtures and intellectual property	(6,457)	(8,531)
Proceeds from sale of equipment, furniture and fixtures	239	—
Restricted cash	(690)	1,837
Purchases of available for sale securities	(316,529)	(130,837)
Maturities of available for sale securities	453,050	299,657
Minority equity investments, net	(2,043)	—

Net cash provided by investing activities	127,570	162,126

Cash flows from financing activities:
Proceeds from issuance of 0.25% convertible senior notes payable	—	300,000
Repurchase of 3.75% convertible notes payable	—	(98,410)
Debt issuance costs	—	(7,652)
Purchase of call spread option	—	(28,457)
Proceeds from issuance of common stock	4,799	16,171
Repayment of notes receivable from stockholders	48	—

Net cash provided by financing activities	4,847	181,652

Net increase in cash and cash equivalents	52,509	298,211
Cash and cash equivalents at beginning of period	185,868	358,012

Cash and cash equivalents at end of period	$238,377	$656,223

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
     Ciena also has certain other minority equity investments in privately held technology companies. These investments are carried at cost because Ciena owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. These investments are inherently high risk as the markets for technologies or products manufactured by these companies are usually early stage at the time of the investment by Ciena and such markets may never be significant. Ciena could lose its entire investment in some or all of these companies. Ciena monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.
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
     Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and

Emerging Issues Task Force (EITF) Issue No. 00-2, “Accounting for Web Site Development Costs.” Qualifying costs incurred during the application development stage, which consist primarily of outside services and purchased software license costs, are capitalized and amortized over the estimated useful life of the asset.
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
Revenue Recognition
     Ciena recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed and determinable; and collectibility is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. Revenue for maintenance services is generally deferred and recognized ratably over the period during which the services are to be performed.
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

Accounts Receivable Trade, Net
     Ciena’s allowance for doubtful accounts is based on its assessment, on a specific identification basis, of the collectibility of customer accounts. Ciena performs ongoing credit evaluations of its customers and generally has not required collateral or other forms of security from its customers. In determining the appropriate balance for Ciena’s allowance for doubtful accounts, management considers each individual customer account receivable in order to determine collectibility. In doing so, management considers creditworthiness, payment history, account activity and communication with such customer. If a customer’s financial condition changes, Ciena may be required to take a charge for an allowance on doubtful accounts. During the first six months of fiscal 2006, Ciena recorded the recovery of doubtful accounts in the amount of $2.9 million as a result of payments of amounts due from customers from whom payment was previously deemed doubtful due to the customers’ financial condition.
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
     Ciena adopted SFAS 123(R) using the modified prospective application transition method, which requires the application of the accounting standard as of November 1, 2005, the first day of Ciena’s fiscal year 2006. Ciena’s consolidated financial statements as of and for the second quarter of fiscal 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective application transition method, Ciena’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the first six months of fiscal 2006 was $8.1 million, of which $0.3 million was capitalized as part of inventory.
     Prior to the adoption of SFAS 123(R), Ciena accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” as allowed under SFAS 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense of $5.5 million for the first six months of fiscal 2005 was solely related to share-based awards assumed through acquisitions and restricted stock unit awards that Ciena had been recognizing in its consolidated statement of operations in accordance with the provisions set forth above. Because the exercise price of Ciena’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, under the intrinsic value method, no share-based compensation expense was otherwise recognized in Ciena’s consolidated statement of operations.
     SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in Ciena’s consolidated statement of operations over the requisite service periods. Share-based compensation expense recognized in Ciena’s consolidated statement of operations for the second quarter and first six months of fiscal 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of October 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to October 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), Ciena changed its method of attributing the value of share-based compensation expense from the accelerated multiple-option approach to the straight-line single-option method. Compensation expense for all share-based awards granted on or prior to October 31, 2005 will continue to be recognized using the accelerated multiple-option approach. Compensation expense for all share-based awards subsequent to October 31, 2005 is recognized using the straight-line single-option method.

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
     To calculate option-based compensation under SFAS 123(R), Ciena uses the Black-Scholes option-pricing model, which it had previously used for valuation of option-based awards for its pro forma information required under SFAS 123 for periods prior to fiscal 2006. For additional information see Note 14. Ciena’s determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by Ciena’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to Ciena’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.
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
     As of the last day of the second quarter of fiscal 2006, the fair value of the $542.3 million in aggregate principal amount of 3.75% Convertible Notes, due February 1, 2008, was $523.3 million, based on the quoted market price for the notes.
     As of the last day of the second quarter of fiscal 2006, the fair value of the $300.0 million in aggregate principal amount of 0.25% Convertible Senior Notes, due May 1, 2013, was $264.4 million, based on the quoted market price for the notes.
Foreign Currency Translation
     Some of Ciena’s foreign branch offices and subsidiaries use the U.S. dollar as their functional currency, because Ciena, as the U.S. parent entity, exclusively funds the operations of these branch offices and subsidiaries with U.S. dollars. For those subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date. Resulting translation adjustments are recorded directly to a separate component of stockholders’ equity. Where the U.S. dollar is the functional currency, translation adjustments are recorded in other income. The net gain (loss) on foreign currency re-measurement and exchange rate changes for the first six months of fiscal 2005 and the first six months of fiscal 2006 was immaterial for separate financial statement presentation.
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
(3) RESTRUCTURING COSTS
     Ciena has previously taken actions to align its workforce, facilities and operating costs with business opportunities. Ciena historically has committed to a restructuring plan and has incurred the associated liability concurrently in accordance with the provisions of SFAS 146. The following table displays the activity and balances of the restructuring reserve account for the six months ending April 30, 2006 (in thousands):

	Workforce		Consolidation of
	reduction		excess facilities		Total
Balance at October 31, 2005	$270		$69,507		$69,777
Additional reserve recorded	3,974	(a)	1,413	(a)	5,387
Adjustments to previous estimates	—		(358	)(b)	(358)
Lease settlement	—		(11,648	)(c)	(11,648)
Cash payments	(2,624)		(29,648)		(32,272)

Balance at April 30, 2006	$1,620		$29,266		$30,886

Current restructuring liabilities	$1,620		$7,598		$9,218

Non-current restructuring liabilities	$—		$21,668		$21,668

(a)	During the first quarter of fiscal 2006, Ciena recorded a charge of $0.7 million related to the closure of one of its facilities located in Kanata, Ontario and a charge of $1.5 million related to a workforce reduction of 62 employees. During the second quarter of fiscal 2006, Ciena recorded a charge of $0.7 million related to the closure of its Shrewsbury, NJ facility and a charge of $2.5 million related to a workforce reduction of 86 employees.

(b)	During the first quarter of fiscal 2006, Ciena recorded an adjustment of $0.2 million related to the costs associated with previously restructured facilities. During the second quarter of fiscal 2006, Ciena recorded an adjustment of $0.2 million related to the costs associated with previously restructured facilities.

(c)	During the first quarter of fiscal 2006, Ciena recorded a gain of $6.0 million related to the buy-out of the lease of its former Fremont, CA facility, which Ciena had previously restructured. During the second quarter of fiscal 2006, Ciena recorded a gain of $5.6 million related to the buy-out of the lease of its former Cupertino, CA facility, which Ciena had previously restructured.
(4) MARKETABLE DEBT AND EQUITY SECURITIES
     Cash, short-term and long-term investments, exclusive of restricted cash, are comprised of the following (in thousands):

	April 30, 2006
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Corporate bonds	$238,705	$—	$1,336	$237,369
Asset-backed obligations	149,241	—	623	148,618
U.S. government obligations	181,427	—	907	180,520
Money market funds	656,223	—	—	656,223

	$1,225,596	$—	$2,866	$1,222,730

Included in cash and cash equivalents	656,223	—	—	656,223
Included in short-term investments	435,626	—	2,138	433,488
Included in long-term investments	133,747	—	728	133,019

	$1,225,596	$—	$2,866	$1,222,730

	October 31, 2005
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Corporate bonds	$291,044	$—	$1,888	$289,156
Asset backed obligations	195,471	—	844	194,627
Commercial paper	—	—	—	—
U.S. government obligations	253,633	—	1,941	251,692
Money market funds	358,012	—	—	358,012

	$1,098,160	$—	$4,673	$1,093,487

Included in cash and cash equivalents	358,012	—	—	358,012
Included in short-term investments	582,947	—	3,416	579,531
Included in long-term investments	157,201	—	1,257	155,944

	$1,098,160	$—	$4,673	$1,093,487

     The following table summarizes maturities of investments at April 30, 2006 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$435,626	$433,488
Due in 1-2 years	133,747	133,019
Due in 2-5 years	—	—

	$569,373	$566,507

(5) ACCOUNTS RECEIVABLE
     As of April 30, 2006, trade accounts receivable, net of allowance for doubtful accounts, included three customers who accounted for 13.0%, 13.8%, and 19.7% of net trade accounts receivable, respectively. As of October 31, 2005, trade accounts receivable, net of allowance for doubtful accounts, included three customers who accounted for 12.1%, 13.1% and 13.8% of net trade accounts receivable, respectively.
     Ciena performs ongoing credit evaluations of its customers and generally has not required collateral or other forms of security from its customers. Ciena maintains an allowance for potential losses associated with accounts that it deems doubtful on a specific identification basis. In determining the appropriate balance for Ciena’s allowance for doubtful accounts, management considers each individual customer account receivable in order to determine collectibility. In doing so, management considers creditworthiness, payment history, account activity and communication with such customer. If a customer’s financial condition changes, Ciena may be required to take a charge for an allowance on doubtful accounts. Ciena’s allowance for doubtful accounts as of October 31, 2005 and April 30, 2006 was $3.3 million and $0.3 million, respectively. During the first six months of fiscal 2006, Ciena recorded the recovery of doubtful accounts in the amount of $2.9 million as a result of payments of amounts due from customers from whom payment was previously deemed doubtful due to the customers’ financial condition. In addition, during the second quarter of fiscal 2006, Ciena wrote-off $0.1 million of doubtful accounts.
(6) INVENTORIES

     Inventories are comprised of the following (in thousands):

	October 31,	April 30,
	2005	2006
Raw materials	$21,177	$26,205
Work-in-process	3,136	4,494
Finished goods	47,615	68,193

	71,928	98,892

Provision for excess and obsolescence	(22,595)	(19,816)

	$49,333	$79,076

     Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the first six months of fiscal 2006, Ciena recorded a provision for inventory reserves of $4.4 million, primarily related to excess inventory due to a change in forecasted sales for certain products. The following is a summary of the change in the reserve for excess inventory and obsolete inventory during the first six months of fiscal 2006 (in thousands):

Inventory Reserve
Reserve balance as of October 31, 2005	$22,595
Provision for excess inventory, net	4,376
Actual inventory scrapped	(7,155)

Reserve balance as of April 30, 2006	$19,816

     During the first six months of fiscal 2005, Ciena recorded a provision for excess inventory of $2.7 million, primarily related to excess inventory due to a change in forecasted sales for certain products. The following is a summary of the change in the reserve for excess and obsolete inventory during the first six months of fiscal 2005 (in thousands):

Inventory Reserve
Reserve balance as of October 31, 2004	$21,933
Provision for excess inventory, net	2,695
Actual inventory scrapped	(2,492)

Reserve balance as of April 30, 2005	$22,136

(7) PREPAID EXPENSES AND OTHER
     Prepaid expenses and other are comprised of the following (in thousands):

	October 31,	April 30,
	2005	2006
Interest receivable	$7,743	$7,973
Prepaid VAT and other taxes	4,848	6,876
Prepaid expenses	9,103	11,406
Restricted cash	10,376	9,485
Other non-trade receivables	5,797	4,781

	$37,867	$40,521

(8) EQUIPMENT, FURNITURE AND FIXTURES
     Equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,	April 30,
	2005	2006
Equipment, furniture and fixtures	$249,282	$251,305
Leasehold improvements	32,875	32,604

	282,157	283,909
Accumulated depreciation and amortization	(254,458)	(258,972)
Construction-in-progress	391	1,971

	$28,090	$26,908

(9) OTHER INTANGIBLE ASSETS
     Other intangible assets are comprised of the following (in thousands):

	October 31, 2005			April 30, 2006
		Accumulated			Accumulated
	Gross Intangible	Amortization	Net Intangible	Gross Intangible	Amortization	Net Intangible
Developed technology	$139,983	$(70,502)	$69,481	$139,983	$(79,039)	$60,944
Patents and licenses	47,370	(19,219)	28,151	47,370	(22,341)	25,029
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	45,981	(23,289)	22,692	45,981	(26,155)	19,826

	$233,334		$120,324	$233,334		$105,799

     The aggregate amortization expense of other intangible assets was $22.5 million and $14.5 million for the first six months of fiscal 2005 and 2006, respectively. The following table represents the expected future amortization of other intangible assets as follows (in thousands):

2006 (remaining six months)	$14,525
2007	29,050
2008	27,840
2009	19,254
2010	14,500
Thereafter	630

$105,799

(10) OTHER BALANCE SHEET DETAILS
     Other long-term assets (in thousands):

	October 31,
	2005	April 30, 2006
Maintenance spares inventory, net	$12,513	$11,880
Deferred debt issuance costs	6,406	12,056
Investments in privately held companies	7,223	6,489
Restricted cash	4,393	3,447
Other	10,792	2,618

	$41,327	$36,490

     Accrued liabilities (in thousands):

	October 31,	April 30,
	2005	2006
Warranty	$27,044	$28,468
Accrued compensation, payroll related tax and benefits	26,164	20,188
Accrued interest payable	6,082	5,127
Other	17,201	14,189

	$76,491	$67,972

     The following table summarizes the activity in Ciena’s accrued warranty for the first six months of fiscal 2005 and 2006 (in thousands):

Six Months Ended	Beginning			Balance at end
April 30,	Balance	Provisions	Settlements	of period
2005	$30,189	5,802	(7,382)	$28,609
2006	$27,044	6,815	(5,391)	$28,468
     Deferred revenue (in thousands):

	October 31,	April 30,
	2005	2006
Products	$14,534	$28,540
Services	28,984	30,290

Total deferred revenue	43,518	58,830
Less current portion	(27,817)	(42,040)

Long-term deferred revenue	$15,701	$16,790

(11) CONVERTIBLE NOTES PAYABLE
3.75% Convertible Notes, due February 1, 2008
     On February 9, 2001, Ciena completed a public offering of 3.75% Convertible Notes, due February 1, 2008, in an aggregate principal amount of $690.0 million. Interest is payable on February 1st and August 1st of each year. At the election of the holder, the notes may be converted into shares of Ciena’s common stock at any time before their maturity or their prior redemption or repurchase by Ciena. The conversion rate is 9.5808 shares per each $1,000 principal amount, subject to adjustment in certain circumstances. Ciena has the option to redeem all or a portion of the notes that have not been previously converted at the following redemption prices (expressed as percentage of principal amount):

Redemption
Period	Price
Beginning on February 1, 2006 and ending on January 31, 2007	101.071%
Beginning on February 1, 2007 and ending on January 31, 2008	100.536%
     During the first six months of fiscal 2006, Ciena repurchased $106.5 million of the outstanding 3.75% convertible notes for $98.4 million in open market transactions. Ciena recorded a gain on the extinguishment of debt in the amount of $7.1 million, which consists of the $8.1 million gain from the repurchase of the notes, less $1.0 million of associated debt issuance costs.
     As of the last day of the second quarter of fiscal 2006, the fair value of the $542.3 million in aggregate principal amount of 3.75% convertible notes outstanding was $523.3 million, based on the quoted market price for the notes.
0.25% Convertible Senior Notes due May 1, 2013
     On April 10, 2006, Ciena completed a public offering of 0.25% Convertible Senior Notes due May 1, 2013, in aggregate principal amount of $300.0 million. The notes bear interest at the annual rate of 0.25% from April 10, 2006, payable semi-annually on May 1 and November 1, commencing on November 1, 2006. The notes are senior unsecured obligations of Ciena and rank equally with all of Ciena’s other existing and future senior unsecured debt.
     At the election of the holder, the notes may be converted prior to maturity into shares of Ciena common stock at the initial conversion rate of 177.1009 shares per $1,000 in principal amount, which is equivalent to an initial conversion price of $5.6465 per share. The notes may not be redeemed by Ciena prior to May 5, 2009. At any time on or after May 5, 2009, if the closing sale price of Ciena’s common stock for at least 20 trading days in any 30 consecutive trading day period ending on the date one day prior to the date of the notice of redemption exceeds 130% of the conversion price, Ciena may redeem the notes in whole or in part, at a redemption price in cash equal to the principal amount to be redeemed, plus accrued and unpaid interest.
     If Ciena undergoes a “fundamental change” (as that term is defined in the indenture), holders of notes will have the right, subject to certain exemptions, to require Ciena to purchase for cash any or all of their notes at a price equal to the principal amount, plus accrued and unpaid interest. If the holder elects to convert his or her notes in connection with a specified fundamental change, in certain circumstances, Ciena will be required to increase the applicable conversion rate, depending on the price paid per share for Ciena common stock and the effective date of the fundamental change transaction.
     As of the last day of the second quarter of fiscal 2006, the fair value of the $300.0 million in aggregate principal amount of 0.25% convertible senior notes outstanding was $264.4 million, based on the quoted market price for the notes.
(12) LOSS PER SHARE CALCULATION
     Basic and diluted EPS are computed using the weighted average number of common shares outstanding (excluding restricted stock subject to repurchase). Because of the anti-dilutive effect, diluted EPS and the weighted average number of common shares do not include shares underlying: stock options, warrants, restricted stock, restricted stock units, Ciena’s 3.75% convertible notes and 0.25% convertible senior notes. Shares underlying these securities totaled approximately 60.1 million and 54.2 million for the second quarter of fiscal 2005 and the second quarter of fiscal 2006, respectively and approximately 55.0 million and 52.3 million for the first six months of fiscal 2005 and the first six months of fiscal 2006, respectively.
(13) STOCKHOLDERS’ EQUITY
     Concurrent with Ciena’s April 10, 2006 issuance of 0.25% Convertible Senior Notes due May 1, 2013, Ciena purchased a call spread option on its common stock from an affiliate of the underwriter. The call spread option is designed to mitigate dilution from the conversion of the notes to the extent that the market price per share of Ciena common stock upon exercise is greater than the conversion price, subject to a cap.
     The call spread option covers approximately 53.1 million shares of Ciena common stock, which is the number of shares issuable upon conversion of the notes in full. The call spread option has a “lower strike price” of $5.6465 and a “higher strike price” of $6.50575 and is exercisable and expires on May 1, 2013, the maturity date of the notes. Ciena can exercise the call spread option on a net cash basis, a net share basis or a full physical settlement. A net cash settlement would result in Ciena receiving an amount ranging from $0, if the market price per share of Ciena common stock upon exercise is equal to or below the lower strike price, to approximately $45.7 million, if the market price per share of Ciena common stock upon exercise is at or above the higher strike price. Settlement of the call spread option on a net share basis would result in Ciena receiving between 0 shares, if the market price per share of Ciena common stock upon exercise is equal to or below the lower strike price, up to approximately 7.0 million shares, if the market price per share of Ciena common stock upon exercise is equal to the higher strike price. The value of the consideration of a net share settlement will be equal to the value upon a net cash settlement. If the market price is between the lower strike price and the higher strike price, in lieu of a net share or net cash settlement, Ciena may elect to receive the full number of shares underlying the call spread option upon payment by Ciena of an aggregate option exercise price of $300.0 million. Should there be an early unwind of the call spread option, the amount of cash or net shares to be received by Ciena will be dependent upon the existing overall market conditions, and on Ciena’s stock price, the volatility of Ciena’s stock and the remaining term of the call spread option.
     The number of shares subject to the call spread option and the lower price and higher strike prices are subject to customary adjustments. The $28.5 million cost of the call spread option was recorded as a reduction in additional paid in capital.
(14) SHARE-BASED COMPENSATION EXPENSE

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
     Under the terms of the 2000 Plan, the number of shares authorized for issuance will increase by 5.0% of the number of issued and outstanding shares of Ciena each January 1st, unless the Compensation Committee reduces the amount of the increase in any year. By action of the Compensation Committee, the plan increased by (i) zero shares on January 1, 2006, (ii) zero shares on January 1, 2005, and (iii) 9.5 million shares, or 2.0% of the then issued and outstanding shares of Ciena, on January 1, 2004. In addition, any shares subject to outstanding options or other awards under the ONI 1997 Stock Plan, ONI 1998 Equity Incentive Plan, or ONI 1999 Equity Incentive Plan that are forfeited upon cancellation of the award are available for grant and issuance under the 2000 Plan. As of April 30, 2006, there were 39.2 million shares authorized and available to grant under the 2000 Plan.
     Stock Options
     The following table is a summary of Ciena’s stock option activity for the first six months of fiscal 2006 ( shares in thousands ) :

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance as of October 31, 2005	60,591	$6.40
Granted	3,016	2.78
Exercised	(4,693)	2.65
Canceled	(3,385)	5.66

Balance as of April 30, 2006	55,529	$6.57

     The total intrinsic value of options exercised in the first six months of fiscal 2006 was $8.3 million.
     The following table summarizes information with respect to stock options outstanding at April 30, 2006, based on Ciena’s closing stock price on April 28, 2006 of $4.09 per share (shares and intrinsic value in thousands):

			Options Outstanding at April 30, 2006				Vested Options at April 30, 2006
				Weighted				Weighted
				Average				Average
				Remaining	Weighted			Remaining	Weighted
Range of				Contractual	Average	Aggregate		Contractual	Average	Aggregate
Exercise				Life	Exercise	Intrinsic		Life	Exercise	Intrinsic
Price			Number	(Years)	Price	Value	Number	(Years)	Price	Value
$0.01	—	$2.36	9,208	6.90	$1.86	$20,556	3,303	2.83	$1.15	$9,724
$2.37	—	$2.49	7,320	8.95	2.45	11,991	1,706	8.38	2.43	2,838
$2.50	—	$3.29	8,514	8.27	3.06	8,774	7,216	8.19	3.10	7,164
$3.30	—	$4.48	4,417	7.78	3.93	986	4,226	7.69	3.93	941
$4.49	—	$4.53	7,242	6.56	4.53	—	7,242	6.56	4.53	—
$4.54	—	$6.71	5,256	6.87	5.86	—	4,949	6.68	5.91	—
$6.72	—	$11.88	5,952	6.01	8.52	—	5,952	6.01	8.52	—
$11.89	—	$149.50	7,620	4.74	22.55	—	7,620	4.74	22.55	—

$0.01	—	$149.50	55,529	7.01	$6.57	$42,307	42,214	6.34	$7.85	$20,667

     As of April 30, 2006, total unrecognized compensation expense related to unvested stock options was $14.6 million. This expense is expected to be recognized over a weighted-average period of 1.6 years.
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
     Restricted Stock Units
     A restricted stock unit is a right to receive a share of Ciena common stock when the unit vests. Ciena calculates the fair value of each restricted stock unit using the intrinsic value method and recognizes the expense straight-line over the requisite period. The following table is a summary of Ciena’s restricted stock unit activity for the first six months of fiscal 2006, based on Ciena’s closing stock price on April 28, 2006 of $4.09 per share (shares and intrinsic value in thousands):

		Weighted	Intrinsic
	Restricted	Average	Value at
	Stock Units	Grant Date	April 30,
	Outstanding	Fair Value	2006
Balance as of October 31, 2005	127	$6.76
Granted	1,624
Converted	(111)
Canceled or forfeited	(169)

Balance as of April 30, 2006	1,471	$2.83	$6,017

     The total intrinsic value of restricted stock units converted in the first six months of fiscal 2006 was $0.6 million.
     As of April 30, 2006, total unrecognized compensation expense related to restricted stock units was $3.3 million. This expense is expected to be recognized over a weighted-average period of 1.5 years.
2003 Employee Stock Purchase Plan
     In March 2003, Ciena shareholders approved the ESPP, which authorized the issuance of 20.0 million shares. Under the ESPP, eligible employees may enroll in a 24-month offer period during certain open enrollment periods.

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
     At the 2005 annual meeting, Ciena shareholders approved an amendment to the ESPP pursuant to which 11.8 million shares were added to the ESPP on March 16, 2005, increasing the number of shares available under the ESPP to 25.0 million. The amendment to the ESPP also provided for an “evergreen” provision, pursuant to which, beginning on December 31, 2005, the number of shares available for issuance under the ESPP annually increases by up to four million shares, provided that the total number of shares available for issuance at any time under the ESPP shall not exceed 25.0 million. Pursuant to the evergreen provision, the maximum number of shares that may be added to the ESPP during the remainder of its ten-year term is 28.0 million. On December 31, 2005, the evergreen provision automatically added an additional 2.1 million shares to the ESPP, increasing the total number of shares available to 25.0 million. On March 15, 2006, 2.3 million shares were issued under the plan for $3.9 million. As of April 30, 2006, 22.7 million shares are available to grant under this plan.

	Employee stock	Weighted
	purchase plan stock	Average Issue	Intrinsic Value
	available to issue	Date Fair Value	at Issue Date
Balance as of October 31, 2005	25,000
Issued	(2,344)	$1.66	$8,659

Balance as of April 30, 2006	22,656

     As of April 30, 2006, unrecognized compensation expense related to the ESPP was $1.3 million. This expense is expected to be recognized over a weighted-average period of 1.6 years.
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
     Prior to the adoption of SFAS 123(R), Ciena accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as interpreted by FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” as allowed under SFAS 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense of $3.5 million for the second quarter of fiscal 2005 and $5.5 million for the first six months of fiscal 2005 was solely related to share-based awards assumed through acquisitions and restricted stock unit awards that Ciena had been recognizing in its consolidated statement of operations in accordance with the provisions set forth above. Because the exercise price of Ciena’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, under the intrinsic value method, no share-based compensation expense was otherwise recognized in Ciena’s consolidated statement of operations.
     The following table summarizes share-based compensation expense under SFAS 123(R) for the quarter and six months ended April 30, 2006; and share-based compensation expense under APB 25, as interpreted by FIN 44 for the quarter and six months ended April 30, 2005, which was allocated as follows (in thousands):

	Quarter Ended April 30,		Six Months Ended April 30,
	2005	2006	2005	2006
Product costs	$—	$375	$—	$510
Service costs	—	205	—	393

Stock-based compensation expense included in cost of sales	—	580	—	903

Research and development	842	1,421	1,853	3,058
Sales and marketing	2,447	948	3,323	1,994
General and administrative	192	1,007	352	1,828

Stock-based compensation expense included in operating expense	3,481	3,376	5,528	6,880

Stock-based compensation expense capitalized in inventory, net	—	(21)	—	335

Total stock-based compensation	$3,481	$3,935	$5,528	$8,118

Pro Forma Share-Based Compensation under SFAS 123 for Fiscal 2005
     Had (i) compensation expense for Ciena’s stock option plans and employee stock purchase plan been determined based on the Black-Scholes valuation method; and (ii) the fair value at the grant date for awards in the first six months of fiscal 2005 been determined consistent with the provisions of SFAS 123, “Accounting for Stock Based Compensation” as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” Ciena’s net loss and net loss per share for the quarter and six months ended April 30, 2005 would have changed by the pro forma amounts indicated below (in thousands, except per share data):

	Quarter Ended	Six Months Ended
	April 30, 2005	April 30, 2005
Net loss applicable to common stockholders – as reported	$(74,807)	$(131,802)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	9,617	21,416
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,481	5,528

Net loss applicable to common stockholders – pro forma	$(80,943)	$(147,690)

Basic and diluted net loss per share – as reported	$(0.13)	$(0.23)

Basic and diluted net loss per share – pro forma	$(0.14)	$(0.26)

Fair Value and Assumptions Used to Calculate Fair Value under SFAS 123(R) and SFAS 123
     Assumptions for Option-Based Awards under SFAS 123(R)
     The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model, with the following weighted average assumptions for the second quarter of fiscal 2005 and the second quarter of fiscal 2006:

	Quarter Ended April 30,		Six Months Ended April 30,
	2005	2006	2005	2006
Expected volatility	67%	61.5%	65.8% - 66.7%	61.5%
Risk-free interest rate	3.9%	4.6% - 5.0%	3.7% - 3.9%	4.3% - 5.0%
Expected life (years)	4.5	5.5 - 6.1	4.5	5.5 - 6.1
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
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
     As share-based compensation expense recognized in the consolidated statement of operations for the second quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures were estimated based on Ciena’s historical experience.
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
     Assumptions for Restricted Stock Unit Awards under SFAS 123(R)
     The fair value of each restricted stock unit award is estimated on the date of grant using the intrinsic value method. The weighted average fair value of each restricted stock unit granted under Ciena’s stock option plans for the three months and six months ended April 30, 2006 was $4.47 and $2.59, respectively. There were no restricted stock units issued in the first six months of fiscal 2005.
     Assumptions for Employee Stock Purchase Plan Awards under SFAS 123(R)
     The fair value of each ESPP award is initially determined at the grant date using the graded vesting approach. Under the graded vesting approach, Ciena’s ESPP, which has a 24-month offer period consisting of four, six-month purchase periods, is treated for valuation purpose as four separate option tranches, each commencing on the initial grant date. As a result, a standard offer period consists of four option tranches with individual lives of six, 12, 18 and 24 months. Each tranche is then expensed straight-line over its individual life.
(15) COMPREHENSIVE LOSS
     The components of comprehensive loss were as follows (in thousands):

	Quarter Ended April 30,		Six Months Ended April 30,
	2005	2006	2005	2006
Net loss	$(74,807)	$(1,910)	$(131,802)	$(8,201)
Change in unrealized loss on available-for-sale securities, net of tax	(8)	567	(2,452)	1,807
Change in accumulated translation adjustments	4	(17)	(4)	(27)

Total comprehensive loss	$(74,811)	$(1,360)	$(134,258)	$(6,421)

(16) SEGMENT REPORTING
     Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. Ciena’s geographic distribution of revenue for the quarters and six months ended April 30, 2005 and April 30, 2006 were as follows (in thousands, except percentage data):

	Quarter Ended April 30,				Six Months Ended April 30,
	2005	%*	2006	%*	2005	%*	2006	%*
United States	$80,173	77.2	$95,379	72.7	$158,859	80.0	$198,049	78.7
International	23,673	22.8	35,796	27.3	39,735	20.0	53,556	21.3

Total	$103,846	100.0	$131,175	100.0	$198,594	100.0	$251,605	100.0

*	Denotes % of total revenue
     During the quarters and six months ended April 30, 2005 and April 30, 2006, customers who each accounted for at least 10% of Ciena’s revenue during the respective periods were as follows (in thousands, except percentage data):

	Quarter Ended April 30,					Six Months Ended April 30,
	2005	%*	2006		%*	2005	%*	2006		%*
Company A	$11,682	11.2	$	n/a	n/a	$24,102	12.1	$	n/a	n/a
Company B	16,431	15.8		n/a	n/a	22,070	11.1		n/a	n/a
Company C	11,906	11.5		n/a	n/a	19,937	10.1		26,281	10.5
Company D	11,113	10.7		n/a	n/a	n/a	n/a		n/a	n/a
Company E	n/a	n/a		18,101	13.8	23,980	12.1		41,595	16.5
Company F	n/a	n/a		23,114	17.6	n/a	n/a		32,092	12.8
Company G	n/a	n/a		13,247	10.1	n/a	n/a		n/a	n/a
Company H	n/a	n/a		n/a	n/a	n/a	n/a		25,247	10.0

Total	$51,132	49.2		$54,462	41.5	$90,089	45.4		$125,215	49.8

n/a	Denotes revenue recognized less than 10% of total revenue for the period

*	Denotes % of total revenue
     The table below (in thousands, except percentage data) sets forth Ciena’s operating segment revenues for the quarters and six months ended April 30, 2005 and April 30, 2006:

	Quarter Ended April 30,				Six Months Ended April 30,
	2005	%*	2006	%*	2005	%*	2006	%*
Revenues:
TSG	$67,557	65.0	$83,792	63.9	$117,997	59.5	$158,693	63.1
DNG	4,966	4.8	10,992	8.4	21,545	10.8	17,049	6.8
BBG	19,095	18.4	22,424	17.1	34,376	17.3	47,407	18.8
GNS	12,228	11.8	13,967	10.6	24,676	12.4	28,456	11.3

Total	$103,846	100.0	$131,175	100.0	$198,594	100.0	$251,605	100.0

*	Denotes % of total revenue
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
     The table below sets forth Ciena’s operating segment profit (loss) and the reconciliation to consolidated net loss for the quarters and six months ended April 30, 2005 and April 30, 2006.

	Quarter Ended April 30,		Six Months Ended April 30,
	2005	2006	2005	2006
Segment profit (loss):
TSG	$(9,391)	$18,393	$(26,293)	$28,330
DNG	(2,325)	1,050	2,532	(358)
BBG	(599)	8,028	(4,041)	13,326
GNS	677	4,519	2,915	9,294

Total segment profit (loss)	$(11,638)	$31,990	$(24,887)	$50,592

Non-performance items:
Corporate selling and marketing	(23,163)	(24,597)	(45,298)	(48,778)
Corporate general and administrative	(8,702)	(11,246)	(16,198)	(21,142)
Stock compensation costs:
Research and development	(842)	—	(1,853)	—
Selling and marketing	(2,447)	—	(3,323)	—
General and administrative	(192)	—	(352)	—
Amortization of intangible assets	(10,204)	(6,295)	(20,615)	(12,590)
Restructuring costs	(9,765)	(3,014)	(10,890)	(5,029)
Long-lived asset impairments	25	3	(159)	6
Recovery of doubtful accounts, net	—	247	—	2,851
Gain on lease settlement	—	5,628	—	11,648
Interest and other financial charges, net	(7,427)	5,744	(7,198)	14,910
Provision for income taxes	(452)	(370)	(1,029)	(669)

Consolidated net loss	$(74,807)	$(1,910)	$(131,802)	$(8,201)

(17) CONTINGENCIES
Litigation
     On October 3, 2000, Stanford University and Litton Systems filed a complaint in the United States District Court for the Central District of California against Ciena and several other defendants, alleging that optical fiber amplifiers incorporated into certain of those parties’ products infringe U.S. Patent No. 4,859,016 (the “‘016 Patent”). The complaint seeks injunctive relief, royalties and damages. On October 10, 2003, the court stayed the case pending final resolution of matters before the U.S. Patent and Trademark Office (the “PTO”), including a request for and disposition of a reexamination of the ‘016 Patent. On October 16, 2003 and November 2, 2004, the PTO granted reexaminations of the ‘016 Patent, resulting in a continuation of the stay of the case. On July 11, 2005, the PTO issued a Notice of Intent to Issue a Reexamination Certificate and a Statement of Reasons for Patentability/Confirmation, stating its intent to confirm all claims of ‘016 Patent. As a result, on October 10, 2005, Litton Systems filed a motion with the district court for an order lifting the stay of the case, and defendant Pirelli S.p.A. filed with the PTO a new request for ex parte reexamination of the ‘016 Patent. On December 15, 2005, the PTO denied Pirelli’s request for reexamination. On December 19, 2005, the district court denied Litton Systems’ motion to lift the stay. On January 17, 2006, Pirelli filed a petition for reconsideration of the order denying its request for reexamination. On March 6, 2006, the PTO vacated its Notice of Intent to Issue Reexamination Certificate as premature, reassigned the case to a new examiner for further proceedings, and dismissed as moot Pirelli’s petition for reconsideration. Ciena believes that it has valid defenses to the lawsuit and intends to defend it vigorously in the event the stay of the case is lifted.
     As a result of its merger with ONI Systems Corp. in June 2002, Ciena became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of ONI’s common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Ms. Davis have been dismissed from the action without prejudice pursuant to a tolling agreement. In July 2004, following mediated settlement negotiations, the plaintiffs, the issuer defendants (including Ciena), and their insurers entered into a settlement agreement, whereby the plaintiffs’ cases against the issuers are to be dismissed. The plaintiffs and issuer defendants subsequently moved the court for preliminary approval of the settlement agreement, which motion was opposed by the underwriter defendants. On February 15, 2005, the district court granted the motion for preliminary approval of the settlement agreement, subject to certain modifications to the proposed bar order, and directed the parties to submit a revised settlement agreement reflecting its opinion. On August 31, 2005, the district court issued a preliminary order approving the stipulated settlement agreement, approving and setting dates for notice of the settlement to all class members. A fairness hearing was held on April 24, 2006, at which time the court took the matter under advisement. If the court determines that the settlement is fair to the class members, the settlement will be approved. The settlement agreement does not require Ciena to pay any amount toward the settlement or to make any other payments.
     On January 18, 2005, Ciena filed a complaint in the United States District Court for the Eastern District of Texas, Marshall Division against Nortel Networks, Inc., Nortel Networks Corporation and Nortel Networks Limited (collectively, “Nortel”), which complaint was subsequently amended. Ciena’s amended complaint charges Nortel with infringement of nine patents related to Ciena’s communications networking systems and technology. Ciena seeks to enjoin Nortel’s infringing activities and recover damages caused by such infringement. On March 14, 2005, Nortel filed an answer to Ciena’s complaint and a counterclaim against Ciena, each of which have subsequently been amended. Nortel’s amended counterclaim charges Ciena with infringement of 13 patents related to Nortel’s communications networking systems and technology, including certain of Nortel’s SONET, ATM and VLAN systems and technology. Nortel’s counterclaim seeks injunctive relief and damages. The court ordered that the case be tried in stages, and that 12 of the 22 total patents in suit (five for Ciena and seven for Nortel) would be at issue in stage one. At the same time, the court stayed all claims relating to the remaining patents. A Markman hearing was held in November 2005 and, on April 25, 2006, the court issued a memorandum opinion construing, or electing not to construe, certain disputed claims relating to the “stage one” patents. Each of the parties has subsequently filed several motions for summary judgment or partial summary judgment on certain of the “stage one” patents, to which oppositions and replies have also been filed. On May 8, 2006, the court granted the parties’ joint request for a continuance of the trial on the “stage one” patents, which is now scheduled for July 2006.
     On April 17, 2006, Nortel filed a new complaint in the United States District Court for the District of Texas, Marshall Division, charging Ciena with infringement of six additional patents related to Nortel’s communications networking systems and technology. Ciena intends to vigorously defend against the suit and to file a counterclaim against Nortel, charging Nortel with infringement of certain additional patents related to Ciena’s communications networking systems and technology.
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

Overview
     Ciena Corporation supplies communications networking equipment, software and services to telecommunications service providers, cable operators, governments and enterprises. Our product and service offerings enable customers to converge, transition and connect communications networks that deliver voice, video and data services. We are a network specialist, focused on optimizing access and edge networks for broadband communication, enhancing enterprise data services and evolving network infrastructures to support new, high-bandwidth applications and network convergence. Our equipment, software and services enable customers to gain a competitive advantage by increasing the functionality of their networks and reducing their total costs of ownership for delivering voice, video and data services.
     Our revenue increased to $131.2 million in the second quarter of fiscal 2006, representing a 26.3% increase from $103.8 million in the second quarter of fiscal 2005 and an 8.9% increase from $120.4 million in the first quarter of fiscal 2006. Revenue increased sequentially from the first quarter of fiscal 2006 primarily due to increased sales of core switching products, our CN 4200™ FlexSelect™ Advanced Services Platform and data networking products. Our second quarter results include initial revenue associated with our selection as a preferred supplier for the optical transmission portion of BT’s 21st Century Network (21CN). Revenue from BT, including that from non 21CN-related deployments, represented less than 10% of total revenues during the second quarter of fiscal 2006.
     Revenue growth continues to be driven, in substantial part, by increased investments by our customers in network infrastructure to address capacity needs, the transition to next-generation networks and broader services mix.
     During the second quarter of fiscal 2006, three customers represented 41.5% of revenue, and for the first six months of fiscal 2006, four customers represented 49.8%. We expect that our business will continue to be affected by mergers of some of our largest customers. We believe that the mergers between Verizon and MCI and between AT&T and SBC have not had a negative effect on our business to date. Mergers among major telecommunications carriers have, however, also increased concentration of our customers. During the second fiscal quarter, AT&T announced its plans to acquire BellSouth, which has been a significant Ciena customer during prior periods. Over the long term, increased merger activity involving our customers may result in additional risks to our business, including increased pricing pressure, changes in network strategy or cost reduction efforts affecting network investments.
     We expect further revenue growth and improvement in our financial results during the remainder of fiscal 2006. Some of this expected revenue growth will come from orders related to larger network builds, which occur in phases. The timing and size of these orders, our ability to deliver products against them, and the timing of satisfaction of acceptance criteria will all contribute to fluctuations in our revenues from quarter to quarter.
      Gross margin increased to 48.0% in the second quarter of fiscal 2006 and 45.1% for the first six months of fiscal 2006. Gross margin for the second quarter of fiscal 2006 increased from 26.2% in the second quarter of fiscal 2005 and 41.9% for the first quarter of fiscal 2006. The substantial increase in gross margin during the second quarter of fiscal 2006 reflects our continued efforts to reduce our product-related costs in recent quarters and a favorable mix of higher margin products, including increased revenue from channel line cards for our CoreStream® Agility Optical Transport System and our CoreDirector® Multiservice Optical Switch. While we have experienced significant gross margin improvement in recent quarters, gross margin remains susceptible to fluctuation from period to period. Our gross margin can be significantly affected by product mix, customer mix, the effect of our product-related cost reductions, sales volume and the level of pricing pressure that we experience. Maintaining gross margin at the level achieved in the first six months of fiscal 2006 will be increasingly important in upcoming fiscal quarters as we seek to achieve and maintain profitability.
     Operating expense was $70.2 million in the second quarter of fiscal 2006, an increase from $65.6 million in the first quarter of fiscal 2006 and a decrease from $94.1 million in the second quarter of fiscal 2005. Operating expense increased sequentially from the first quarter of 2006, in part, due to an increase in legal expenses associated with our pending litigation with Nortel Networks and an increase in restructuring charges. In addition, our operating expense for the first quarter of 2006 reflected a $2.6 million recovery of doubtful accounts. Increased restructuring charges during the second quarter of fiscal 2006 reflect the closure of our Shrewsbury, NJ facility and severance, relocation and other employee costs for the related headcount reduction of 86 employees, primarily in research in development. During the second quarter of fiscal 2006, we formally opened our new research and development center in Gurgaon, India. At April 30, 2006, we had approximately 40 employees located at this facility. This research and development center is expected to grow to include as many as 300 product development engineers in the next 18 months to two years. We believe this research and development center will enable us to capitalize on the strong engineering resources in the region.

     On April 10, 2006, we completed a $300.0 million public offering of 0.25% Convertible Senior Notes due May 1, 2013, resulting in net proceeds to us of $263.9 million after deducting underwriting discounts, expenses and $28.5 million used to purchase a call spread option on our common stock. The call spread option is intended to reduce the potential dilution from conversion of the 0.25% convertible senior notes. For additional information on the terms of these notes and the call spread option, you should review Note 11 to the Consolidated Financial Statements under Item 1 of Part I of this report. We expect to use the net proceeds for general corporate purposes, which may include repurchases of our outstanding 3.75% Convertible Notes due February 1, 2008. At April 30, 2006, the remaining principal balance on our outstanding 3.75% convertible notes was $542.3 million.
     As of April 30, 2006, headcount was 1,388, down from 1,442 at January 31, 2006 and 1,497 at the end of fiscal 2005.
Results of Operations
Three months ended April 30, 2005 compared to three months ended April 30, 2006
Revenue, cost of goods sold and gross profit
     Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees, direct technical support costs, cost of excess and obsolete inventory and overhead related to manufacturing, technical support and engineering, furnishing and installation (“EF&I”) operations.
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit from the second quarter of fiscal 2005 to the second quarter of fiscal 2006.

	Quarter Ended April 30,
					Increase
	2005	%*	2006	%*	(decrease)	%**
Revenue:
Products	$91,618	88.2	$117,208	89.4	$25,590	27.9
Services	12,228	11.8	13,967	10.6	1,739	14.2

Total revenue	103,846	100.0	131,175	100.0	27,329	26.3

Costs:
Products	65,843	63.4	58,957	44.9	(6,886)	(10.5)
Services	10,837	10.4	9,312	7.1	(1,525)	(14.1)

Total cost of goods sold	76,680	73.8	68,269	52.0	(8,411)	(11.0)

Gross profit	$27,166	26.2	$62,906	48.0	$35,740	131.6

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006
     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit from the second quarter of fiscal 2005 to the second quarter of fiscal 2006.

	Quarter Ended April 30,
					Increase
	2005	%*	2006	%*	(decrease)	%**
Product revenue	$91,618	100.0	$117,208	100.0	$25,590	27.9
Product cost of goods sold	65,843	71.9	58,957	50.3	(6,886)	(10.5)

Product gross profit	$25,775	28.1	$58,251	49.7	$32,476	126.0

*	Denotes % of product revenue

**	Denotes % change from 2005 to 2006
     The table below (in thousands, except percentage data) sets forth the changes in service revenue, service cost of goods sold and service gross profit (loss) from the second quarter of fiscal 2005 to the second quarter of fiscal 2006.

	Quarter Ended April 30,
					Increase
	2005	%*	2006	%*	(decrease)	%**
Service revenue	$12,228	100.0	$13,967	100.0	$1,739	14.2
Service cost of goods sold	10,837	88.6	9,312	66.7	(1,525)	(14.1)

Service gross profit	$1,391	11.4	$4,655	33.3	$3,264	234.7

*	Denotes % of service revenue

**	Denotes % change from 2005 to 2006
     Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenues from the second quarter of fiscal 2005 to the second quarter of fiscal 2006.

	Quarter Ended April 30,
					Increase
	2005	%*	2006	%*	(decrease)	%**
United States	$80,173	77.2	$95,379	72.7	$15,206	19.0
International	23,673	22.8	35,796	27.3	12,123	51.2

Total	$103,846	100.0	$131,175	100.0	$27,329	26.3

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006
     During the first quarter of fiscal 2005 and first quarter of fiscal 2006, certain customers each accounted for at least 10% of our revenues during the respective periods as follows (in thousands, except percentage data):

	Quarter Ended April 30,
	2005	%*	2006		%*
Company A	$11,682	11.2	$	n/a	n/a
Company B	16,431	15.8		n/a	n/a
Company C	11,906	11.5		n/a	n/a
Company D	11,113	10.7		n/a	n/a
Company E	n/a	n/a		18,101	13.8
Company F	n/a	n/a		23,114	17.6
Company G	n/a	n/a		13,247	10.1

Total	$51,132	49.2		$54,462	41.5

n/a	Denotes revenue recognized less than 10% of total revenue for the period
Revenue
•	Product revenue increased from the second quarter of fiscal 2005 to the second quarter of fiscal 2006, due to increased sales across all business segments. The largest increase in sales was related to our transport and switching products followed by increased sales of our data networking products.

•	Service revenue increased from the second quarter of fiscal 2005 to the second quarter of fiscal 2006, primarily due to increases in maintenance and support services, deployment services and product training services.

•	United States revenue increased from the second quarter of fiscal 2005 to the second quarter of fiscal 2006, primarily due to increased sales of our data networking products and sales of our broadband access systems.

•	International revenue increased from the second quarter of fiscal 2005 to the second quarter of fiscal 2006, primarily due to increased sales of our transport and switching products.

Gross profit
•	Gross profit as a percentage of revenue increased from the second quarter of fiscal 2005 to the second quarter of fiscal 2006 largely due to increased sales volume, sales of higher margin products and product cost improvements resulting from our efforts to employ a global approach to sourcing components and manufacturing our products.

•	Gross profit on products as a percentage of product revenue increased from the second quarter of fiscal 2005 to the second quarter of fiscal 2006, primarily due to cost reductions and higher margin product mix.

•	Gross profit on services as a percentage of services revenue increased from the second quarter of fiscal 2005 to the second quarter of fiscal 2006, primarily due to the effect of service rate stability in connection with our deployment services and reduced service overhead and deployment costs.
Operating expenses
     The table below (in thousands, except percentage data) sets forth the changes in operating expenses from the second quarter of fiscal 2005 to the second quarter of fiscal 2006.

	Quarter Ended April 30,
					Increase
	2005	%*	2006	%*	(decrease)	%**
Research and development	$35,608	34.3	$28,856	22.0	$(6,752)	(19.0)
Selling and marketing	29,648	28.5	26,657	20.3	(2,991)	(10.1)
General and administrative	8,894	8.6	11,246	8.6	2,352	26.4
Amortization of intangible assets	10,204	9.8	6,295	4.8	(3,909)	(38.3)
Restructuring costs	9,765	9.4	3,014	2.3	(6,751)	(69.1)
Long-lived asset impairment	(25)	—	(3)	—	22	(88.0)
Recovery of doubtful accounts, net	—	—	(247)	(0.2)	(247)	n/a
Gain on lease settlement	—	—	(5,628)	(4.3)	(5,628)	n/a

Total operating expenses	$94,094	90.6	70,190	53.5	$(23,904)	(25.4)

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006
•	Research and development expense decreased from the second quarter of fiscal 2005 to the second quarter of fiscal 2006, primarily due to reductions of $4.6 million in employee compensation, $1.5 million in depreciation expense, and $0.7 million in prototype. The reduction in employee compensation was driven by headcount reductions, partially offset by an increase of $0.6 million in share-based compensation expense due to the application of SFAS 123(R).

•	Selling and marketing expense decreased from the second quarter of fiscal 2005 to the second quarter of fiscal 2006 due to reductions of $1.4 million in depreciation costs, $0.8 million in temporary import costs, $0.4 million in travel and $0.4 million in information systems expense, offset by an increase of $0.6 million in demonstration equipment costs. Employee compensation remained relatively flat due to an increase of $1.5 million in salaries and commissions offset by a reduction of $1.5 million in share-based compensation expense due to the application of SFAS 123(R).

•	General and administrative expense increased from the second quarter of fiscal 2005 to the second quarter of fiscal 2006 primarily due to an increase of $1.8 million in legal expenses, primarily associated with our pending patent litigation with Nortel Networks, and an increase of $0.9 million in employee compensation. The increase in employee compensation included an increase of $0.8 million in share-based compensation expense due to the application of SFAS 123(R).

•	Amortization of intangible assets costs decreased from the second quarter of fiscal 2005 to the second quarter of fiscal 2006 due to the write-off of intangible assets recorded in the fourth quarter of fiscal 2005.

•	Restructuring costs incurred during the second quarter of 2006 were related to a work force reduction of approximately 86 employees and the closure of a facility located in Shrewsbury, NJ. These actions were taken as part of our continuing efforts to reduce expense.

•	Recovery of doubtful accounts, net for the second quarter of fiscal 2006 was related to the payment of amounts due from customers from whom payment was previously deemed doubtful due to the customers’ financial condition.

•	Gain on lease settlement for the second quarter of fiscal 2006 was related to the termination of our obligations under the lease for our former Cupertino, CA facility.

Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items from the second quarter of fiscal 2005 to the second quarter of fiscal 2006.

	Quarter Ended April 30,
					Increase
	2005	%*	2006	%*	(decrease)	%**
Interest and other income, net	$7,103	6.8	$11,197	8.5	$4,094	57.6
Interest expense	$7,230	7.0	$5,815	4.4	$(1,415)	(19.6)
Gain (loss) on equity investments	$(7,300)	(7.0)	$—	—	$7,300	(100.0)
Gain on extinguishment of debt	$—	—	$362	0.3	$362	n/a
Provision for income taxes	$452	0.4	$370	0.3	$(82)	(18.1)

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006
•	Interest and other income, net increased from the second quarter of fiscal 2005 to the second quarter of fiscal 2006 due to the impact of higher interest rates.

•	Interest expense decreased from the second quarter of 2005 to the second quarter of 2006 due to the repurchase of some of our 3.75% convertible notes during fiscal 2005 and the first quarter of fiscal 2006.

•	Provision for income taxes for the second quarter of fiscal 2005 and the second quarter of fiscal 2006 was primarily attributable to foreign tax related to Ciena’s foreign operations. We did not record a tax benefit for domestic losses during either period. We will continue to maintain a valuation allowance against certain deferred tax assets until sufficient evidence exists to support its reversal.
Six months ended April 30, 2005 compared to six months ended April 30, 2006
Revenue, cost of goods sold and gross profit
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit for the first six months of fiscal 2005 to the first six months of fiscal 2006.

	Six Months Ended April 30,
	2005	%*	2006	%*	(decrease)	%**
Revenue:
Products	$173,918	87.6	$223,149	88.7	$49,231	28.3
Services	24,676	12.4	28,456	11.3	3,780	15.3

Total revenue	$198,594	100.0	$251,605	100.0	53,011	26.7

Costs:
Products	126,691	63.8	119,356	47.4	(7,335)	(5.8)
Services	20,506	10.3	18,888	7.5	(1,618)	(7.9)

Total cost of goods sold	147,197	74.1	138,244	54.9	(8,953)	(6.1)

Gross profit	$51,397	25.9	$113,361	45.1	$61,964	120.6

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006
     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit for the first six months of fiscal 2005 to the first six months of fiscal 2006.

	Six Months Ended April 30,
					Increase
	2005	%*	2006	%*	(decrease)	%**
Product revenue	$173,918	100.0	$223,149	100.0	$49,231	28.3
Product cost of goods sold	126,691	72.8	119,356	53.5	(7,335)	(5.8)

Product gross profit	$47,227	27.2	$103,793	46.5	$56,566	119.8

*	Denotes % of product revenue

**	Denotes % change from 2005 to 2006
     The table below (in thousands, except percentage data) sets forth the changes in service revenue, service cost of goods sold and service gross profit (loss) for the first six months of fiscal 2005 to the first six months of fiscal 2006.

	Six Months Ended April 30,
					Increase
	2005	%*	2006	%*	(decrease)	%**
Service revenue	$24,676	100.0	$28,456	100.0	$3,780	15.3
Service cost of goods sold	20,506	83.1	18,888	66.4	(1,618)	(7.9)

Service gross profit	$4,170	16.9	$9,568	33.6	$5,398	129.4

*	Denotes % of service revenue

**	Denotes % change from 2005 to 2006
     Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenues for the first six months of fiscal 2005 to the first six months of fiscal 2006.

	Six Months Ended April 30,
					Increase
	2005	%*	2006	%*	(decrease)	%**
United States	$158,859	80.0	$198,049	78.7	$39,190	24.7
International	39,735	20.0	53,556	21.3	13,821	34.8

Total	$198,594	100.0	$251,605	100.0	$53,011	26.7

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006
     During the first six months of fiscal 2005 and the first six months of fiscal 2006, certain customers each accounted for at least 10% of our revenues during the respective periods as follows (in thousands, except percentage data):

	Six Months Ended April 30,
	2005	%*	2006		%*
Company A	$24,102	12.1	$	n/a	n/a
Company B	22,070	11.1		n/a	n/a
Company C	19,937	10.1		26,281	10.5
Company E	23,980	12.1		41,595	16.5
Company F	n/a	n/a		32,092	12.8
Company H	n/a	n/a		25,247	10.0

Total	$90,089	45.4		$125,215	49.8

n/a	Denotes revenue recognized less than 10% of total revenue for the period

*	Denotes % of total revenue
Revenue
•	Product revenue increased from the first six months of fiscal 2005 to the first six months of fiscal 2006,

due primarily to increased sales of our transport and switching and broadband access products, partially offset by a decrease in sales of our data networking products.

•	Service revenue increased from the first six months of fiscal 2005 to the first six months of fiscal 2006, primarily due to increases in deployment services, maintenance and support services and product training services.

•	United States revenue increased from the first six months of fiscal 2005 to the first six months of fiscal 2006, primarily due to increased sales of our transport and switching products and increased sales of our broadband access systems, partially offset by a decrease in sales of our data networking products.

•	International revenue increased slightly from the first six months of fiscal 2005 to the first six months of fiscal 2006, primarily due to increased sales of our transport and switching products and maintenance and support services.
Gross profit
•	Gross profit as a percentage of revenue increased from the first six months of fiscal 2005 to the first six months of fiscal 2006 largely due to increased sales volume, sales of higher margin products and cost improvements resulting from our efforts to employ a global approach to sourcing components and manufacturing our products.

•	Gross profit on products as a percentage of product revenue increased from the first six months of fiscal 2005 to the first six months of fiscal 2006, primarily due to cost reductions and higher margin product mix.

•	Gross profit on services as a percentage of services revenue increased from the first six months of fiscal 2005 to the first six months of fiscal 2006, primarily due to service rate stability in connection with our deployment services and reduced service overhead and deployment costs.
Operating expenses
     The table below (in thousands, except percentage data) sets forth the changes in operating expenses from the first six months of fiscal 2005 to the first six months of fiscal 2006.

	Six Months Ended April 30,
					Increase
	2005	%*	2006	%*	(decrease)	%**
Research and development	$70,270	35.4	$58,318	23.2	$(11,952)	(17.0)
Selling and marketing	56,488	28.4	53,229	21.2	(3,259)	(5.8)
General and administrative	16,550	8.3	21,142	8.4	4,592	27.7
Amortization of intangible assets	20,615	10.4	12,590	5.0	(8,025)	(38.9)
Restructuring costs	10,890	5.5	5,029	2.0	(5,861)	(53.8)
Long-lived asset impairment	159	0.1	(6)	—	(165)	(103.8)
Recovery of doubtful accounts, net	—	—	(2,851)	(1.1)	(2,851)	n/a
Gain on lease settlement	—	—	(11,648)	(4.6)	(11,648)	n/a

Total operating expenses	$174,972	88.1	135,803	54.1	$(39,169)	(22.4)

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006
•	Research and development expense decreased from the first six months of fiscal 2005 to the first six months of fiscal 2006, primarily due to reductions of $7.8 million in employee compensation, $3.0 million in depreciation expense, $1.3 million in prototype and $0.5 million in consulting expense, offset by an increase of $0.6 million in facility and information systems expense. The reduction in employee compensation was driven by headcount reductions, partially offset by an increase of $1.2 million in share-based compensation expense due to the application of SFAS 123(R).

•	Selling and marketing expense decreased from the first six months of fiscal 2005 to the first six months of fiscal 2006 due to reductions of $2.6 million in depreciation costs, $1.3 million in temporary import costs, $0.9 million in facility and information systems expense and $0.6 million in travel. These reductions were slightly offset by increases of $1.3 million in demonstration equipment costs and $0.8 in employee compensation. Salaries and commissions increased by $2.0 million during the first six months of fiscal 2006, offset by a reduction of $1.3 million in share-based compensation expense due to the application of SFAS 123(R).

•	General and administrative expense increased from the first six months of fiscal 2005 to the first six months of fiscal 2006 primarily due to an increase of $2.3 million in employee compensation, $1.7 million in legal expense, primarily related to our pending patent litigation with Nortel Networks and $0.9 million in audit fees. The increase in employee compensation included an increase of $1.5 million in share-based compensation expense due to the application of SFAS 123(R).

•	Amortization of intangible assets costs decreased from the first six months of fiscal 2005 to the first six months of fiscal 2006 due to the write-off of intangible assets recorded in the fourth quarter of fiscal 2005.

•	Restructuring costs incurred during the first six months of fiscal 2006 were related to a work force reduction of approximately 148 employees and the closure of one of our facilities located in Kanata, Ontario and our facility in Shrewsbury, NJ. These actions were taken as part of our continuing efforts to reduce expense.

•	Recovery of doubtful accounts, net for the first six months of fiscal 2006 was related to the payment of amounts due from customers from whom payment was previously deemed doubtful due to the customers’ financial condition.

•	Gain on lease settlement for the first six months of fiscal 2006 was related to the termination of our obligations under the leases for our former Fremont, CA and Cupertino, CA facilities.
Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items from the first six months of fiscal 2005 to the first six months of fiscal 2006.

	Six Months Ended April 30,
					Increase
	2005	%*	2006	%*	(decrease)	%**
Interest and other income, net	$14,536	7.3	$20,459	8.1	$5,923	40.7
Interest expense	$14,456	7.3	$11,868	4.7	$(2,588)	(17.9)
Gain (loss) on equity investments	$(7,278)	(3.7)	$(733)	(0.3)	$6,545	(89.9)
Gain on extinguishment of debt	$—	—	$7,052	2.8	$7,052	n/a
Provision for income taxes	$1,029	0.5	$669	0.3	$(360)	(35.0)

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006
•	Interest and other income, net increased from the first six months of fiscal 2005 to the first six months of fiscal 2006 due to the impact of higher interest rates.

•	Interest expense decreased from the first six months of fiscal 2005 to the first six months of fiscal 2006 due to the repurchase of some of our 3.75% convertible notes during fiscal 2005 and fiscal 2006.

•	Loss on equity investments for the first six months of fiscal 2005 and the first six months of fiscal 2006 was due to a decline in the value of our investments in privately held technology companies that was determined to be other than temporary.

•	Gain on extinguishment of debt for the first six months of fiscal 2006 resulted from our repurchase of $106.5 million of our outstanding 3.75% convertible notes in open market transactions for $98.4 million. We recorded a gain on the extinguishment of debt in the amount of $7.1 million, which consists of the $8.1 million gain from the repurchase of the notes, less $1.0 million of associated debt issuance costs.

•	Provision for income taxes for the first six months of fiscal 2005 and the first six months of fiscal 2006 was primarily attributable to foreign tax related to Ciena’s foreign operations. We did not record a tax benefit for domestic losses during either period. We will continue to maintain a valuation allowance against certain deferred tax assets until sufficient evidence exists to support its reversal.
Summary of Operating Segments
Three months ended April 30, 2005 compared to three months ended April 30, 2006
     The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenues from the second quarter of fiscal 2005 to the second quarter of fiscal 2006 for our four operating segments: Transport and Switching Group (TSG); Data Networking Group (DNG); Broadband Access Group (BBG); and the Global Networking Services Group (GNS).

	Quarter Ended April 30,
					Increase
	2005	%*	2006	%*	(decrease)	%**
Revenues:
TSG	$67,557	65.0	$83,792	63.9	$16,235	24.0
DNG	4,966	4.8	10,992	8.4	6,026	121.3
BBG	19,095	18.4	22,424	17.1	3,329	17.4
GNS	12,228	11.8	13,967	10.6	1,739	14.2

Consolidated revenue	$103,846	100.0	$131,175	100.0	$27,329	26.3

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006
•	TSG revenue increased from second quarter of fiscal 2005 to the second quarter of fiscal 2006, primarily due to increased sales of core switching products, our CN 4200™ FlexSelect Advanced Services Platform and optical Ethernet transport products, partially offset by reduced sales of our core transport products.

•	DNG revenue increased from the second quarter of fiscal 2005 to the second quarter of fiscal 2006 due to increased sales of multiservice edge switching products.

•	BBG revenue increased from the second quarter of fiscal 2005 to the second quarter of fiscal 2006 due to increased sales of our CNX-5 Broadband DSL System.

•	GNS revenue increased from the second quarter of fiscal 2005 to the second quarter of fiscal 2006 due to increases in deployment services, maintenance and support services, and product training services.
     The table below (in thousands, except percentage data) sets forth the changes in our segment profit (loss) and the reconciliation to consolidated net loss for the second quarter of fiscal 2005 to the second quarter of fiscal 2006.

	Quarter Ended April 30,
			Increase
	2005	2006	(decrease)	%**
Segment profit (loss):
TSG	$(9,391)	$18,393	$27,784	(295.9)
DNG	(2,325)	1,050	3,375	(145.2)
BBG	(599)	8,028	8,627	(1,440.2)
GNS	677	4,519	3,842	567.5

Total segment profit (loss)	$(11,638)	$31,990	$43,628	(374.9)

Non-performance items:
Corporate selling and marketing	(23,163)	(24,597)	(1,434)	6.2
Corporate general and administrative	(8,702)	(11,246)	(2,544)	29.2
Stock compensation costs:
Research and development	(842)	—	842	(100.0)
Selling and marketing	(2,447)	—	2,447	(100.0)
General and administrative	(192)	—	192	(100.0)
Amortization of intangible assets	(10,204)	(6,295)	3,909	(38.3)
Restructuring costs	(9,765)	(3,014)	6,751	(69.1)
Long-lived asset impairments	25	3	(22)	(88.0)
Recovery of doubtful accounts, net	—	247	247	n/a
Gain on lease settlement	—	5,628	5,628	n/a
Interest and other financial charges, net	(7,427)	5,744	13,171	(177.3)
Provision for income taxes	(452)	(370)	82	(18.1)

Consolidated net loss	$(74,807)	$(1,910)	$72,897	(97.4)

**	Denotes % change from 2005 to 2006

•	TSG: The performance improvement from the second quarter of fiscal 2005 to the second quarter of fiscal 2006 is primarily attributable to $26.1 million in increased gross profit and a $1.2 million reduction in research and development costs.

•	DNG: The performance improvement from the second quarter of fiscal 2005 to the second quarter of fiscal 2006 is primarily attributable to increased revenue.

•	BBG: The performance improvement from the second quarter of fiscal 2005 to the second quarter of fiscal 2006 is primarily attributable to increased revenue and a $4.5 million reduction in research and development costs.

•	GNS: The performance improvement from the second quarter of fiscal 2005 to the second quarter of fiscal 2006 is primarily attributable to price improvements in connection with increased sales of deployment services and reduced service overhead and deployment costs.
Six months ended April 30, 2005 compared to six months ended April 30, 2006
     The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenues from the first six months of fiscal 2005 to the first six months of fiscal 2006 for our four operating segments:

	Six Months Ended April 30,
					Increase
	2005	%*	2006	%*	(decrease)	%**
Revenues:
TSG	$117,997	59.5	$158,693	63.1	$40,696	34.5
DNG	21,545	10.8	17,049	6.8	(4,496)	(20.9)
BBG	34,376	17.3	47,407	18.8	13,031	37.9
GNS	24,676	12.4	28,456	11.3	3,780	15.3

Consolidated revenue	$198,594	100.0	$251,605	100.0	$53,011	26.7

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006
•	TSG revenue increased from the first six months of fiscal 2005 to the first six months of fiscal 2006, primarily due to increased sales of core switching products, our CN 4200™ FlexSelect Advanced Services Platform and optical Ethernet transport products, partially offset by reduced sales of our core transport products.

•	DNG revenue decreased from the first six months of fiscal 2005 to the first six months of fiscal 2006 due to decreased sales of multiservice edge switching products. DNG revenue for the first six months of fiscal 2005 reflected $14.3 million of revenue recognized upon initial acceptance by Verizon of multiservice edge switching products, some of which was shipped in prior quarters.

•	BBG revenue increased from the first six months of fiscal 2005 to the first six months of fiscal 2006 due to increased sales of our CNX-5 Broadband DSL System.

•	GNS revenue increased from the first six months of fiscal 2005 to the first six months of fiscal 2006 due to increases in deployment services, maintenance and support services, and product training services.
     The table below (in thousands, except percentage data) sets forth the changes in our segment profit (loss) and the reconciliation to consolidated net loss for the first six months of fiscal 2005 to the first six months of fiscal 2006.

	Six Months Ended April 30,
			Increase
	2005	2006	(decrease)	%**
Segment profit (loss):
TSG	$(26,293)	$28,330	$54,623	(207.7)
DNG	2,532	(358)	(2,890)	(114.1)
BBG	(4,041)	13,326	17,367	(429.8)
GNS	2,915	9,294	6,379	218.8

Total segment profit (loss)	$(24,887)	$50,592	$75,479	(303.3)

Non-performance items:
Corporate selling and marketing	(45,298)	(48,778)	(3,480)	7.7
Corporate general and administrative	(16,198)	(21,142)	(4,944)	30.5
Stock compensation costs:
Research and development	(1,853)	—	1,853	(100.0)
Selling and marketing	(3,323)	—	3,323	(100.0)
General and administrative	(352)	—	352	(100.0)
Amortization of intangible assets	(20,615)	(12,590)	8,025	(38.9)
Restructuring costs	(10,890)	(5,029)	5,861	(53.8)
Long-lived asset impairments	(159)	6	165	(103.8)
Recovery of doubtful accounts, net	—	2,851	2,851	n/a
Gain on lease settlement	—	11,648	11,648	n/a
Interest and other financial charges, net	(7,198)	14,910	22,108	(307.1)
Provision for income taxes	(1,029)	(669)	360	(35.0)

Consolidated net loss	$(131,802)	$(8,201)	$123,601	(93.8)

**	Denotes % change from 2005 to 2006
•	TSG: The performance improvement from the first six months of fiscal 2005 to the first six months of fiscal 2006 is primarily attributable to $51.3 million in increased gross profit and a $2.7 million reduction in research and development costs.

•	DNG: The decline in performance from the first six months of fiscal 2005 to the first six months of fiscal 2006 is primarily attributable to the decreased revenue.

•	BBG: The performance improvement from the first six months of fiscal 2005 to the first six months of fiscal 2006 is primarily attributable to $8.2 million in increased gross profit and a $7.8 million reduction in research and development costs.

•	GNS: The performance improvement from the first six months of fiscal 2005 to the first six months of fiscal 2006 is primarily attributable to price improvements in connection with increased sales of deployment services, increased maintenance and support services, increased product training services and reduced service overhead and deployment costs.
Liquidity and Capital Resources
     At April 30, 2006, our principal source of liquidity was cash and cash equivalents, short-term investments and long-term investments. The following table summarizes our cash and cash equivalents, short-term investments and long-term investments (in thousands):

	October 31,	April 30,	Increase
	2005	2006	(decrease)
Cash and cash equivalents	$358,012	$656,223	$298,211
Short-term investments	579,531	433,488	(146,043)
Long-term investments	155,944	133,019	(22,925)

Total cash, cash equivalents, short-term and long-term investment	$1,093,487	$1,222,730	$129,243

     The increase in total cash, cash equivalents and short-term and long-term investments during the first six months of fiscal 2006 was primarily related to our April 10, 2006 issuance of 0.25% Convertible Senior Notes due May 1,

2013, resulting in proceeds of $263.9 million, net of offering expenses, underwriting discounts and the $28.5 million cost of a call spread option purchased by Ciena. This increase was offset by $98.4 million of cash used for the repurchase of our 3.75% convertible notes. Cash, cash equivalents and short-term and long-term investments at April 30, 2006 also reflect $45.6 million of cash consumed in operating activities during the first six months of fiscal 2006. Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our existing operations through at least the next 12 months.
     The following sections review the significant activities that had an impact on our cash during the first six months of fiscal 2006.
Operating Activities
     The following tables set forth (in thousands) significant components of our $45.6 million of cash used in operating activities for the first six months of fiscal 2006.
     Net loss

Six Months
Ended
April 30, 2006
Net loss	$(8,201)

     Our net loss for the first six months of fiscal 2006 included the significant non-cash items summarized in the following table (in thousands):

Gain on early extinguishment of debt	$(7,052)
Amortization of intangibles	14,525
Share-based compensation costs	8,118
Depreciation and amortization of leasehold improvements	9,691
Provision for warranty	6,815

Total significant non-cash charges	$32,097

     Accounts Receivable, Net
     Cash consumed by accounts receivable, net decreased from the first six months of fiscal 2005 to the first six months of fiscal 2006, due to reduced days sales outstanding (“DSO”). Ciena’s DSO’s for six months ending April 30, 2005 and April 30, 2006 were 60 days and 55 days, respectively. The decrease in DSOs was primarily due to our recognition during the second quarter of fiscal 2006 of revenue formerly deferred, for which we had previously received payment. We expect that our accounts receivable, net and DSOs may fluctuate from quarter to quarter in fiscal 2006, but generally will increase during fiscal 2006, due to the size and timing of orders, the timing of satisfaction of contractual acceptance criteria, and extended payment terms particularly related to our international customers.
     The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts balance from the end of fiscal 2005 through the second quarter of fiscal 2006.

	October 31,	April 30,	Increase
	2005	2006	(decrease)
Accounts receivable, net	$72,786	$76,599	$3,813

     Inventory, Net
     Cash consumed by inventory, net increased from the first six months of fiscal 2005 to the first six months of fiscal 2006, primarily due to increased customer demand, and a decrease in inventory turns. Ciena’s inventory turns for the periods ending April 30, 2005 and April 30, 2006 were 5.6 turns per year and 3.0 turns per year, respectively. The decrease was primarily related to increases in finished goods inventory purchased by Ciena based on customer forecasts in advance of orders and finished goods inventory located at customer facilities awaiting contractual acceptance. Our cash consumed by inventory has increased in recent quarters. We expect cash consumed by inventory will fluctuate from quarter to quarter in fiscal 2006, but generally increase during the remainder of fiscal 2006.
     The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2005 through the second quarter of fiscal 2006.

	October 31,	April 30,	Increase
	2005	2006	(decrease)
Raw materials	$21,177	$26,205	$5,028
Work-in-process	3,136	4,494	1,358
Finished goods	47,615	68,193	20,578

Gross inventory	71,928	98,892	26,964
Reserve for excess and obsolescence	(22,595)	(19,816)	2,779

Net inventory	$49,333	$79,076	$29,743

     Restructuring and unfavorable lease commitments
     During the first six months of fiscal 2006, we paid $23.6 million in connection with a termination of our obligations under leases for our former Fremont, CA and Cupertino, CA facilities. We paid an additional $6.0 million on leases related to restructured facilities and $4.2 million on leases associated with unfavorable lease commitments. The following table reflects (in thousands) the balances of liabilities for our restructured facilities and unfavorable lease commitments and the change in these balances from the end of fiscal 2005 to the second quarter of fiscal 2006.

	October 31,	April 30,	Increase
	2005	2006	(decrease)
Restructuring liabilities	$15,492	$9,218	$(6,274)
Unfavorable lease commitments	9,011	8,910	(101)
Long-term restructuring liabilities	54,285	21,668	(32,617)
Long-term unfavorable lease commitments	41,364	36,920	(4,444)

Total restructuring liabilites and unfavorable lease commitments	$120,152	$76,716	$(43,436)

     Interest Payable on Ciena’s Convertible Notes
     Interest on Ciena’s 3.75% convertible notes is payable on February 1st and August 1st of each year. During the first six months of fiscal 2006, Ciena paid $11.5 million in interest on the 3.75% convertible notes.
     Interest on Ciena’s 0.25% convertible senior notes is payable on May 1st and November 1st of each year, commencing on November 1, 2006.
     The following table reflects (in thousands) the balances of interest payable and the change in this balance from the fourth quarter of fiscal 2005 to the second quarter of fiscal 2006.

	October 31,	April 30,	Increase
	2005	2006	(decrease)
Accrued interest payable	$6,082	$5,127	$(955)
Financing Activities
     Cash provided by financing activities during the first six months of fiscal 2006 was primarily related to a public offering of 0.25% Convertible Senior Notes due May 1, 2013, in aggregate principal amount of $300.0 million that was completed during the second quarter of fiscal 2006. Associated with the offering, we purchased a call spread option on our common stock for $28.5 million and paid debt issuance costs of $7.7 million. During the first six months of fiscal 2006, we also repurchased $106.5 million of our outstanding 3.75% convertible notes, due February 1, 2008, in open market transactions for $98.4 million. We also received $16.2 million from the exercise of employee stock options and employee participation in Ciena’s employee stock purchase plan.

Contractual Obligations
     The following is a summary of our future minimum payments under contractual obligations as of April 30, 2006 (in thousands):

		Less than	One to three	Three to five
	Total	one year	years	years	Thereafter
Convertible notes (1)	$888,225	$20,753	$564,097	$1,500	$301,875
Operating leases	140,196	28,225	48,024	40,922	23,025
Purchase obligations (2)	110,373	110,373	—	—	—

Total	$1,138,794	$159,351	$612,121	$42,422	$324,900

(1)	Our 3.75% convertible notes have an aggregate principal amount of $542.3 million, due February 1, 2008. Interest is payable on February 1st and August 1st of each year. Our 0.25% convertible senior notes have an aggregate principal amount of $300.0 million, due May 1, 2013. Interest on these notes is payable on November 1st and May 1st of each year, beginning on November 1, 2006.

(2)	Purchase commitments relate to amounts we are obligated to pay to our contract manufacturers and component suppliers for inventory.
     Some of our commercial commitments, including some of the future minimum payments set forth above, are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of April 30, 2006 (in thousands):

		Less than one	One to	Three to
	Total	year	three years	five years	Thereafter
Standby letters of credit	$11,010	$10,910	$100	$—	$—

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
Revenue Recognition
     Some of our communications networking equipment is integrated with software that is essential to the functionality of the equipment. We provide unspecified software upgrades and enhancements related to the equipment through our maintenance contracts for these products. Accordingly, we account for revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Customer purchase agreements and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. The amount of product and service revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of revenue recognition. Our total deferred revenue for products was $14.5 million and $28.5 million as of October 31, 2005 and April 30, 2006, respectively. Our service revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $29.0 million and $30.3 million as of October 31, 2005 and April 30, 2006, respectively.
Share-Based Compensation
     On November 1, 2005, Ciena adopted SFAS 123(R), “Shared-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options, restricted stock, restricted stock units and participation in Ciena’s employee stock purchase plan. Share-based compensation expense recognized in Ciena’s consolidated statement of operations for the second quarter of fiscal 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of October 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to October 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).
     We estimate the fair value of stock options granted using the Black-Scholes option pricing method. This option pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. Because Ciena considers its options to be “plain vanilla” we calculate the expected term using the simplified method as prescribed in SAB 107. Under SAB 107, options are considered to be “plain vanilla”, if they have the following basic characteristics: granted “at-the-money”; exerciseability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; options are non-transferable and non-hedgeable. The expected stock price volatility was determined using a combination of historical and implied volatility of Ciena’s common stock. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Because share-based compensation expense is based on awards that are ultimately expected to vest, it has been reduced to account for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In Ciena’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, Ciena accounted for forfeitures as they occurred. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation.
Reserve for Inventory Obsolescence
     Ciena writes down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the first six months of fiscal 2006, we recorded a charge of $4.4 million primarily related to excess inventory due to a change in forecasted sales for certain products. In an effort to limit our exposure to delivery delays and to satisfy customer needs for shorter delivery terms, we have transitioned our manufacturing operations from the build-to-order model we have used in recent years, to a build-to-forecast model for some of our product lines, including core transport and switching and metro transport. This change in our inventory purchases exposes us to the risk that our customers will not order those products for which we have forecasted sales, or will purchase less than we have forecasted. If actual market conditions differ from those we have assumed, we may be required to take additional inventory write-downs or benefits.
Restructuring
     As part of its restructuring costs, Ciena provides for the estimated cost of the net lease expense for facilities that are no longer being used. The provision is equal to the fair value of the minimum future lease payments under our contracted lease obligations, offset by the fair value of the estimated sublease payments that we may receive. As of April 30, 2006, Ciena’s accrued restructuring liability related to net lease expense and other related charges was $29.3 million. The total minimum lease payments for these restructured facilities are $50.0 million. These lease payments will be made over the remaining lives of our leases, which range from four months to thirteen years.

If actual market conditions are less favorable than those we have projected, we may be required to recognize additional restructuring costs associated with these facilities.
Accounts Receivable Trade, Net
     Ciena’s allowance for doubtful accounts is based on our assessment, on a specific identification basis, of the collectibility of customer accounts. Ciena performs ongoing credit evaluations of its customers and generally has not required collateral or other forms of security from its customers. In determining the appropriate balance for Ciena’s allowance for doubtful accounts, management considers each individual customer account receivable in order to determine collectibility. In doing so, management considers creditworthiness, payment history, account activity and communication with such customer. If a customer’s financial condition changes, Ciena may be required to take a charge for an allowance on doubtful accounts. During the first six months of fiscal 2006, Ciena recorded the recovery of a doubtful account in the amount of $2.9 million as a result of payments from customers from whom payment was previously deemed doubtful due to the customers’ financial condition.
Goodwill
     At April 30, 2006, Ciena’s consolidated balance sheet included $232.0 million in goodwill. Due to Ciena’s reorganization into operating segments, SFAS 142 requires that we assign goodwill to Ciena’s reporting units. Ciena has determined its operating segments and reporting units are the same. In accordance with SFAS 142, Ciena tests each reporting unit’s goodwill for impairment on an annual basis, and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. If actual market conditions differ or forecasts change at the time of our annual assessment in fiscal 2006 or in periods prior to our annual assessment, we may be required to record additional goodwill impairment charges.
Intangible Assets
     As of April 30, 2006, Ciena’s consolidated balance sheet included $105.8 million in other intangible assets, net. We account for the impairment or disposal of long-lived assets such as equipment, furniture, fixtures, and other intangible assets in accordance with the provisions of SFAS 144. In accordance with SFAS 144, Ciena tests each intangible asset for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. If actual market conditions differ or forecasts change, we may be required to record additional impairment charges in future periods.
Investments
     As of April 30, 2006, Ciena’s minority investments in privately held technology companies were $6.5 million. These investments are generally carried at cost because Ciena owns less than 20% of the voting equity and does not have the ability to exercise significant influence over any of these companies. These investments are inherently high risk as the market for technologies or products manufactured by these companies are usually early stage at the time of the investment by Ciena and such markets may never materialize or become significant. Ciena could lose its entire investment in some or all of these companies. Ciena monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. Ciena recorded a net charge of $0.7 million during the first six months of fiscal 2006, from a decline in the fair value of certain equity investments that was determined to be other than temporary. If market conditions, expected financial performance or the competitive position of the companies in which we invest deteriorate, Ciena may be required to record an additional charge in future periods.
Deferred Tax Valuation Allowance
     As of April 30, 2006, Ciena has recorded a valuation allowance of $1.2 billion against our gross deferred tax assets of $1.2 billion. We calculated the valuation allowance in accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence such as operating results during the most recent three-year period is given more weight than forecasted results, due to our current lack of visibility and the degree of uncertainty that we will achieve the level of future profitability needed to record the deferred assets. Our cumulative loss in the most recent three-year period represents sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.
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
     Interest Rate Sensitivity. Ciena maintains a short-term and long-term investment portfolio. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at April 30, 2006, the fair value of the portfolio would decline by approximately $35.9 million.
     Foreign Currency Exchange Risk. As a global concern, Ciena faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on Ciena’s financial results. Historically, Ciena’s primary exposures have been related to non-dollar denominated operating expenses in Europe and Asia where Ciena sells primarily in U.S. dollars. Ciena is prepared to hedge against fluctuations in foreign currency if this exposure becomes material. As of April 30, 2006, the assets and liabilities of Ciena related to non-dollar denominated currencies were not material. Therefore, we do not expect an increase or decrease of 10% in the foreign exchange rate would have a material impact on Ciena’s financial position.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On October 3, 2000, Stanford University and Litton Systems filed a complaint in the United States District Court for the Central District of California against Ciena and several other defendants, alleging that optical fiber amplifiers incorporated into certain of those parties’ products infringe U.S. Patent No. 4,859,016 (the “‘016 Patent”). The complaint seeks injunctive relief, royalties and damages. On October 10, 2003, the court stayed the case pending final resolution of matters before the U.S. Patent and Trademark Office (the “PTO”), including a request for and disposition of a reexamination of the ‘016 Patent. On October 16, 2003 and November 2, 2004, the PTO granted reexaminations of the ‘016 Patent, resulting in a continuation of the stay of the case. On July 11, 2005, the PTO issued a Notice of Intent to Issue a Reexamination Certificate and a Statement of Reasons for Patentability/Confirmation, stating its intent to confirm all claims of ‘016 Patent. As a result, on October 10, 2005, Litton Systems filed a motion with the district court for an order lifting the stay of the case, and defendant Pirelli S.p.A. filed with the PTO a new request for ex parte reexamination of the ‘016 Patent. On December 15, 2005, the PTO denied Pirelli’s request for reexamination. On December 19, 2005, the district court denied Litton Systems’ motion to lift the stay. On January 17, 2006, Pirelli filed a petition for reconsideration of the order denying its request for reexamination. On March 6, 2006, the PTO vacated its Notice of Intent to Issue Reexamination Certificate as premature, reassigned the case to a new examiner for further proceedings, and dismissed as moot Pirelli’s petition for reconsideration. We believe that we have valid defenses to the lawsuit and intend to defend it vigorously in the event the stay of the case is lifted.
     As a result of our merger with ONI Systems Corp. in June 2002, we became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of ONI’s common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Ms. Davis have been dismissed from the action without prejudice pursuant to a tolling agreement. In July 2004, following mediated settlement negotiations, the plaintiffs, the issuer defendants (including Ciena), and their insurers entered into a settlement agreement, whereby the plaintiffs’ cases against the issuers are to be dismissed. The plaintiffs and issuer defendants subsequently moved the court for preliminary approval of the settlement agreement, which motion was opposed by the underwriter defendants. On February 15, 2005, the district court granted the motion for preliminary approval of the settlement agreement, subject to certain modifications to the proposed bar order, and directed the parties to submit a revised settlement agreement reflecting its opinion. On August 31, 2005, the district court issued a preliminary order approving the stipulated settlement agreement, approving and setting dates for notice of the settlement to all class members. A fairness hearing was held on April 24, 2006, at which time the court took the matter under advisement. If the court determines that the settlement is fair to the class members, the settlement will be approved. The settlement agreement does not require Ciena to pay any amount toward the settlement or to make any other payments.
     On January 18, 2005, Ciena filed a complaint in the United States District Court for the Eastern District of Texas, Marshall Division against Nortel Networks, Inc., Nortel Networks Corporation and Nortel Networks Limited (collectively, “Nortel”), which complaint was subsequently amended. Ciena’s amended complaint charges Nortel with infringement of nine patents related to Ciena’s communications networking systems and technology. Ciena seeks to enjoin Nortel’s infringing activities and recover damages caused by such infringement. On March 14, 2005, Nortel filed an answer to Ciena’s complaint and a counterclaim against Ciena, each of which have subsequently been amended. Nortel’s amended counterclaim charges Ciena with infringement of 13 patents related to Nortel’s communications networking systems and technology, including certain of Nortel’s SONET, ATM and VLAN systems and technology. Nortel’s counterclaim seeks injunctive relief and damages. The court ordered that the case be tried in stages, and that 12 of the 22 total patents in suit (five for Ciena and seven for Nortel) would be at issue in stage one. At the same time, the court stayed all claims relating to the remaining patents. A Markman hearing was held in November 2005 and, on April 25, 2006, the court issued a memorandum opinion construing, or electing not to construe, certain disputed claims relating to the “stage one” patents. Each of the parties has subsequently filed several motions for summary judgment or partial summary judgment on certain of the “stage one” patents, to which oppositions and replies have also been filed. On May 8, 2006, the court granted the parties’ joint request for a continuance of the trial on the “stage one” patents, which is now scheduled for July 2006.
     On April 17, 2006, Nortel filed a new complaint in the United States District Court for the District of Texas, Marshall Division, charging Ciena with infringement of six additional patents related to Nortel’s communications networking systems and technology. Ciena intends to vigorously defend against the suit and to file a counterclaim against Nortel, charging Nortel with infringement of certain additional patents related to Ciena’s communications networking systems and technology.
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
     The markets in which we compete for sales of networking equipment, software and services are extremely competitive, particularly the market for sales to telecommunications service providers. Competition in these markets is based on any one or a combination of the following factors: price, functionality, manufacturing capability, installation, services, existing business and customer relationships, scalability and the ability of products and services to meet customers’ immediate and future network requirements. A small number of very large companies have historically dominated the communications networking equipment industry. Our industry has also increasingly experienced competition from low-cost producers in Asia. Many of our competitors have substantially greater financial, technical and marketing resources, greater manufacturing capacity and better established relationships with incumbent carriers and other potential customers than us. As a result of increased merger activity among communication service providers, there has been speculation of consolidation among networking equipment providers, which, if it occurred, could cause some competitors to grow even larger and more powerful. On April 2, 2006, Alcatel and Lucent, two large competitors, announced a definitive agreement to merge, and the effect of this merger on us, should it occur, may be adverse to our competitive position.
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
     Other factors contribute to fluctuations in our revenue and operating results, including:
•	the level of demand for our products and the timing and size of customer orders, particularly from telecommunications service provider customers;

•	satisfaction of contractual customer acceptance criteria and related revenue recognition requirements;

•	availability of an adequate supply of components and sufficient manufacturing capacity;

•	changes in customers’ requirements, including delay, changes or cancellations of orders from customers;

•	the introduction of new products by us or our competitors;

•	readiness of customer sites for installation;

•	any significant payment by us associated with the resolution of pending legal proceedings or compliance with applicable regulations;

•	changes in accounting rules; and

•	changes in general economic conditions as well as those specific to our market segments.
     Many of these factors are beyond our control, particularly in the case of large carrier orders and multi-vendor or multi-technology network builds where the achievement of certain performance thresholds for acceptance is subject to the readiness and performance of the customer or other providers and changes in customer requirements or installation plans. Any one or a combination of the factors above may cause our revenue and operating results to fluctuate from quarter to quarter. These revenue fluctuations may make it difficult to manage our business and achieve or maintain profitability. As a consequence, our revenues and operating results for a particular quarter may be difficult to predict and our prior results are not necessarily indicative of results likely in future periods.
Our gross margin may fluctuate from quarter to quarter and our product gross margin may be adversely affected by a number of factors, some of which are beyond our control.
     Our gross margin fluctuates from period to period and our product gross margin may be adversely affected by numerous factors, including:
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
     The factors discussed above regarding fluctuations in revenue and operating results can also affect gross margin. We expect product gross margin to continue to fluctuate from quarter to quarter. Fluctuations in product gross margin may make it difficult to manage our business and achieve or maintain profitability. As a consequence, our gross margin for a particular quarter may be difficult to predict and our prior results are not necessarily indicative of results likely in future periods.
Our business and results of operations are significantly affected by conditions in the communications industry, including increases in consolidation activity.
     The last few years have seen substantial changes in the communications industry. Many of our customers and potential customers, including telecommunications service providers that have historically provided a significant portion of our sales, have confronted static or declining revenue for their traditional voice services. Traditional communications service providers are under increasing competitive pressure from providers within their industry and other participants that offer, or seek to offer, overlapping or similar services. These pressures are likely to continue to cause communications service providers to seek to minimize the costs of the equipment that they buy and may cause static or reduced capital expenditures by customers or potential customers. These competitive pressures may also result in pricing becoming a more important factor in customer purchasing decisions. Increased focus on pricing may favor low-cost vendors in Asia and larger competitors that can spread the effect of price discounts across a broader offering of products and services and across a larger customer base.
     Several large communications service providers have recently completed merger transactions. These included the mergers of Verizon and MCI, and SBC and AT&T, all of which have been significant customers during prior periods. In addition, AT&T has also announced its plans to acquire BellSouth, which has also been a significant customer during prior periods. These mergers will have a major impact on the future of the telecommunications industry. They will further increase concentration of purchasing power among a few large service providers and may result in delays in, or the curtailment of, investments in communications networks, as a result of changes in strategy, network overlap, cost reduction efforts or other considerations. These industry conditions may negatively affect our business, financial condition and results of operation.
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
     As we have expanded our product portfolio, increased our use of contract manufacturers and increased our product sales in recent years, manufacturing capacity and supply constraints related to components and subsystems have become increasingly significant issues for us. We have encountered and continue to experience component shortages that have affected our operations and ability to deliver products timely to customers. Growth in customer demand for the communications networking products supplied by us, our competitors and other third parties, has resulted in supply constraints among providers of some components used in our products. In addition, environmental regulations, such as the Restriction of the Use of Certain Hazardous Substances (RoHS) adopted by the European Union, have resulted in increased demand for compliant components from suppliers. As a result, we may experience delays or difficulty obtaining compliant components from suppliers. Component shortages and manufacturing capacity constraints may also arise, or be exacerbated by difficulties with our suppliers or contract manufacturers, or our failure to adequately forecast our component or manufacturing needs. If shortages or delays persist or worsen, the price of required components may increase, or the components may not be available at all. If we are unable to secure the components or subsystems that we require at reasonable prices, or are unable to secure manufacturing capacity adequate to meet our needs, we may experience delivery delays and may be unable to satisfy our contractual obligations to customers. As a result, our revenue and gross margin could be materially affected. Delays could also limit our opportunities to pursue additional growth or revenue opportunities and could harm our business reputation and customer relationships.
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
     Because we outsource manufacturing and use a direct order fulfillment model for certain of our products, we may be subject to product performance problems resulting from the acts or omissions of these third parties. These product performance problems could damage our business reputation and negatively affect our sales.
We must continue to make substantial and prudent investments in product development in order to keep pace with technological advances and succeed in existing and new markets for our products.
     In order to be successful, we must balance our initiatives to reduce our operating costs against the need to keep pace with technological advances. The market for communications networking equipment, software and services is characterized by rapid technological change, frequent introductions of new products, and recurring changes in customer requirements. To succeed, we must continue to develop new products and new features for existing products that meet customer requirements and market demand. In addition, we must be able to identify and gain access, including any applicable third party licenses, to new technologies as our market segments evolve. Because our market segments are constantly evolving, our research and development strategy and allocation of development resources must be dynamic. We may decide that changes in demand, technology or other market conditions no longer warrant continued investment in a product or technology. These decisions are difficult and may be disruptive to our business and our relationships with customers. We may also allocate development resources toward products or technologies for which market demand is ultimately lower than anticipated. Managing our efforts to keep pace with new technologies and reduce operating expense is difficult and there is no assurance that we will be successful.
We may be required to take further write-downs of goodwill and other intangible assets.
     As of April 30, 2006, we had $232.0 million of goodwill on our balance sheet. This amount primarily represents the remaining excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At April 30, 2006, we had $105.8 million of other intangible assets on our balance sheet. The amount primarily reflects purchased technology from our acquisitions. At April 30, 2006, goodwill and other intangible assets represented approximately 18.6% of our total assets. During the fourth quarter of 2005, we incurred a goodwill impairment charge of approximately $176.6 million and an impairment of other intangibles of $45.7 million. If we are required to record additional impairment charges related to goodwill and other intangible assets, such charges would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our earnings per share or net loss per share could be materially adversely affected in such period.
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
     In recent years, we have filed suit to enforce our intellectual property rights and, from time to time, have been subject to litigation and other third party intellectual property claims, including as a result of our indemnification obligations to customers or resellers that purchase our products. The frequency of these assertions is increasing as patent holders, including entities that are not in our industry and that purchase patents as an investment or to monetize such rights by obtaining royalties, use infringement assertions as a competitive tactic and a source of additional revenue. Intellectual property claims can significantly divert the time and attention of our personnel and result in costly litigation. Our pending patent infringement litigation with Nortel Networks has resulted in, and is likely to continue to result in, significant costs. If we are unsuccessful in this litigation, we may be required to pay significant damages, and could be enjoined from marketing or selling certain products. Intellectual property infringement claims can also require us to pay substantial royalties, enter into license agreements and/or develop non-infringing technology. Accordingly, the costs associated with third party intellectual property claims could adversely affect our business, results of operations and financial condition.
We may be required to write off significant amounts of inventory.
     In recent years, we have placed the majority of our orders to manufacture components or complete assemblies for many of our products only when we have firm orders from our customers. Because this practice can result in delays in the delivery of products to customers, we are increasingly ordering equipment and components from our suppliers based on forecasts of customer demand across all of our products. We believe this change is necessary in response to increased customer insistence upon shortened delivery terms. This change in our inventory purchases exposes us to the risk that our customers will not order those products for which we have forecasted sales, or will purchase fewer than the number of products we have forecasted. We may also be required to write off inventory as a result of the effect of environmental regulations such as the Restriction of the Use of Certain Hazardous Substances (RoHS) adopted by the European Union. Compliance with this regulation takes effect July 1, 2006. As a result of previous component purchases that we based on forecasted sales, we currently hold inventory that includes non-compliant components. If we are unable to locate alternate demand for these non-compliant components outside of the European Union, we may be required to write off or write down this inventory. If we are required to write off, or write down inventory, it may result in an accounting charge that could materially affect our results of operations for the quarter in which such charge occurs.
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
     We depend on a limited number of suppliers for our product components and subsystems, as well as for equipment used to manufacture and test our products. Our products include several components for which reliable, high-volume suppliers are particularly limited. Some key optical and electronic components we use in our products are currently available only from sole or limited sources, and in some cases, that source also is a competitor. As a result of this concentration in our supply chain, particularly for optical components, our business and operations would be negatively affected if our suppliers were to experience any significant disruption affecting the quality, availability or timely delivery of components. The loss of a source of key components could require us to re-engineer products that use those components, which would increase our costs and negatively affect our product gross margin. The partial or complete loss of a sole or limited source supplier could result in lost revenue, added costs and deployment delays that could harm our business and customer relationships.
Our international operations could expose us to additional risk and result in increased operating expense.
     We market, sell and service our products globally. We have established offices around the world, including in North America, Europe, Latin America and the Asia Pacific region. We have also established a development operation in India to pursue offshore development resources. In addition, we are increasingly relying upon overseas suppliers, particularly in Asia, to manufacture our products and components. We expect that our international activities will be dynamic over the foreseeable future as we enter some new markets and withdraw from or reduce operations in others in order to match our resources with revenue opportunities. These changes to our international operations will require significant management attention and financial resources. In some countries, our success will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products.
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
     We have established a development operation in India and expect to increase hiring of personnel for this facility during the remainder of fiscal 2006. We have limited experience in offshoring our business functions, particularly development operations, and there is no assurance that our plan will enable us to achieve meaningful cost reductions or greater resource efficiency. Further, offshoring to India involves significant risks, including:
•	the hiring and retention of appropriate engineering resources, particularly in light of the rapid increase in similar activity in India by other companies that are competing to hire engineers with the skills that we require;

•	the knowledge transfer related to our technology and exposure to misappropriation of intellectual property or confidential information, including information that is proprietary to us, our customers and other third parties;

•	heightened exposure to changes in the economic, security and political conditions of India;

•	currency exchange and tax risks associated with offshore operations; and

•	development efforts that do not meet our requirements because of language, cultural or other differences associated with international operations, resulting in errors or delays.
     Difficulties resulting from the factors above and other risks associated with offshoring could expose us to increased expense, impair our development efforts, harm our competitive position and damage our reputation with existing and potential customers. These factors could be disruptive to our business and may cause us to incur substantial unanticipated costs or expose us to unforeseen liabilities.
The steps that we are taking to restructure our operations and align our resources with market opportunities could disrupt our business.
     We have taken several steps, including reductions in force, office closures, and internal reorganizations to reduce the size and cost of our operations and to better match our resources with our market opportunities. We expect to continue to make changes to our operations and allocation of resources in order improve efficiency and reduce operating expense. These efforts could be disruptive to our business. In recent fiscal quarters, these actions have focused on consolidating and restructuring our research and development resources in order to transition away from product-based or location-specific development and leverage our engineering resources across a wider range of product and solutions sets. Reductions to headcount and other cost cutting measures may result in the loss of technical expertise that could adversely affect our research and development efforts and ability to meet product development schedules. Modification of research and development strategies, changes in allocation or resources and decisions to discontinue or cease to enhance products, could be disruptive to our relationships with customers and could limit new business opportunities for affected products.
     Our efforts to reduce expense or improve efficiency have resulted in the recording of accounting charges in prior periods. These include inventory and technology-related write-offs, workforce reduction costs and charges relating to consolidation of excess facilities. If we are required to take a substantial charge, our earnings per share or net loss per share would be adversely affected in such period. If we cannot manage our cost reduction and restructuring efforts effectively, our business, results of operations and financial condition could be harmed.
Our exposure to the credit risks of our customers and resellers may make it difficult to collect receivables and could adversely affect our operating results and financial condition.
     Industry and economic conditions have weakened the financial position of some of our customers. To sell to some of these customers, we may be required to take risks of uncollectible accounts. We may be exposed to similar risks relating to third party resellers and other sales channel partners, as we intend to increasingly utilize such parties as we enter into new geographies, particularly in Europe. While we monitor these situations carefully and attempt to take appropriate measures to protect ourselves, it is possible that we may have to write down or write off doubtful accounts. Such write-downs or write-offs would negatively affect our operating results for the period in which they occur, and, if large, could have a material adverse effect on our operating results and financial condition.
If we are unable to attract and retain qualified personnel, we may be unable to manage our business effectively.
     If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively. If we lose members of our management team or other key personnel, it may be difficult to replace them. Competition to attract and retain highly skilled technical and other personnel with experience in our industry can be intense and our employees have been the subject of targeted hiring by our competitors. During April 2006 we announced a change in leadership of our sales organization. There can be no assurance that this change will not be disruptive to our sales function or negatively affect employee retention. Because we generally do not have employment contracts with our employees, we must rely upon providing competitive compensation packages and a high-quality work environment in order to retain and motivate employees. We have paid our employees significantly reduced or no bonuses for several years. In addition, we have informed employees that we will not be issuing stock options at the same level as historical grants. In addition to these compensation issues, we must continue to motivate and retain employees, which may be difficult due to morale challenges posed by our continuing workforce reductions and offshoring of certain operations.
Our failure to manage our relationships with service delivery partners effectively could adversely impact our financial results and relationship with customers.
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
We may be required to assume warranty, service, development and other unexpected obligations in connection with our resale of complementary products of other companies.
     We have entered into agreements with strategic partners that permit us to distribute the products of other companies. As part of our strategy to diversify our product portfolio and customer base, we may enter into additional resale agreements in the future. To the extent we succeed in reselling the products of these companies, we may be required by customers to assume certain warranty, service and development obligations. While our suppliers often agree to support us with respect to these obligations, we may be required to extend greater protection in order to effect a sale. Moreover, our suppliers are relatively small companies with limited financial resources. If they are unable to satisfy these obligations, we may have to expend our own resources to do so. This risk is amplified because the equipment that we are selling has been designed and manufactured by other third parties and may be subject to warranty claims, the magnitude of which we are unable to evaluate fully. We may be required to assume warranty, service, development and other unexpected obligations in connection with our resale of complementary products of other companies.
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
     Historically, our primary exposure to currency exchange rates has been related to non-U.S. dollar denominated operating expenses in Europe, Asia and Canada where we sell primarily in U.S. dollars. As we increase our international sales and utilization of international suppliers, we expect to transact additional business in currencies other than the U.S. dollar. As a result, we will be subject to the possibility of greater effects of foreign exchange translation on our financial statements. For those countries outside the United States where we have significant sales, a devaluation in the local currency would result in reduced revenue and operating profit and reduce the value of our local inventory presented in our financial statements. In addition, fluctuations in foreign currency exchange rates may make our products more expensive for customers to purchase or increase our operating costs, thereby adversely affecting our competitiveness. To date, we have not significantly hedged against foreign currency fluctuations; however, we may pursue hedging alternatives in the future. Although exposure to currency fluctuations to date has not had an adverse effect on our business, there can be no assurance that exchange rate fluctuations in the future will not have a material adverse effect on our revenue from international sales and, consequently, our business, operating results and financial condition.
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
     We initially became subject to these requirements for our fiscal year ended October 31, 2005. Compliance with these requirements has resulted in, and is likely to continue to result in, significant costs, the commitment of time and operational resources and the diversion of management’s attention. Growth of our business, including our broader product portfolio and increased transaction volume, will necessitate ongoing changes to our internal control systems, processes and infrastructure, including our information systems. Our increasingly global operations, including our development facility in India and offices abroad, will pose additional challenges to our internal control systems as their operations become more significant. We cannot be certain that our current design for internal control over financial reporting, and any modifications necessary to reflect changes in our business, will be sufficient to enable management or our independent registered public accounting firm to determine that our internal controls are effective as of the end of fiscal 2006 or on an ongoing basis. If we are unable to assert that our internal controls over financial reporting are effective (or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s assessment of the effectiveness of internal controls over financial reporting), our business may be harmed. Market perception of our financial condition and the trading price of our stock may be adversely affected and customer perception of our business may suffer.
Our business is dependent upon the proper functioning of our information systems and upgrading these systems may result in disruption to our operating processes and internal controls.
     The efficient operation of our business is dependent on the successful operation of our information systems. In particular, we rely on our information systems to process financial information, manage inventory and administer our sales transactions. In an effort to improve the efficiency of our operations, achieve greater automation and support the growth of our business, we are in the process of upgrading certain information systems and expect to implement a new version of our Oracle management information system during fiscal 2007. As a result of these changes, we anticipate that we will have to modify a number of our operational processes and internal control procedures to conform to the work-flows of new or upgraded information systems. We will also have to undergo a process of validating the data in any new system to ensure its integrity and will need to train our personnel. We cannot assure you that these changes to our information systems will occur without some level of disruption of our operating processes and controls. Any material disruption, malfunction or similar problems with our information systems could negatively impact our business operations.
Obligations associated with our outstanding indebtedness on our convertible notes may adversely affect our business.
     At April 30, 2006, indebtedness on outstanding 3.75% Convertible Notes due February 1, 2008 and 0.25% Convertible Senior Notes due May 1, 2013 totaled $842.3 million in aggregate principal. Our indebtedness and repayment obligations could have important negative consequences, including:
•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	reducing the availability of cash resources available for other purposes, including capital expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	placing us at a possible competitive disadvantage to competitors that have better access to capital resources.
     We may also add additional indebtedness such as equipment loans, working capital lines of credit and other long term debt. Our repayment obligations associated with our convertible notes may adversely affect our business.
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
(c) The following table provides information with respect to any purchase made by or on behalf of Ciena, or any “affiliated purchaser” as defined in 17 C.F.R. § 240.10b-18(a)(3), of shares of any class of equity securities registered by Ciena pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

	(a)	(b)	(c)	(d)
Maximum number
(or appropriate
			Total number of	dollar value) of
			shares purchased	shares that may
			as part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans or
Period	shares purchased	paid per share	or programs (1)	programs (1)
January 29, 2006 through February 25, 2006	—	—	—	*
February 26, 2006 through March 25, 2006	—	—	—	*
March 26, 2006 through April 29, 2006	139	$0.12	139	*

Total	139	$0.12	139	0

*	Not applicable. See description of repurchase activity below.
(1)	As initially disclosed in our Form 10-Q for the first quarter of fiscal 2005, Ciena does not repurchase its shares in open market transactions. The repurchase activity in the table above consists solely of Ciena’s repurchase of outstanding shares in private transactions with certain former employees. Pursuant to the terms of equity compensation plans and certain award agreements that Ciena assumed in connection with its acquisitions of WaveSmith Networks, Inc. and Catena Networks Inc., employees were permitted exercise certain stock options prior to vesting. Under these plans, upon the employee’s termination of employment, Ciena is granted the right to repurchase the shares issued, to the extent that the option has not vested, at the grantee’s exercise price. If Ciena does not exercise this repurchase right, the shares vest and remain owned by the grantee.

Ciena believes it is in the best interest of its shareholders, and it has been Ciena’s corporate practice, to repurchase shares subject to these award agreements if the closing price of such shares on the NASDAQ National Market during the 30 day period following the grantee’s termination of employment is greater than the grantee’s exercise price. As of May 1, 2006, no shares remained subject to repurchase pursuant to the terms above and Ciena’s repurchase rights have lapsed.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of matters to a Vote of Security Holders
     Ciena’s annual meeting of shareholders was held on March 15, 2006. At the annual meeting, Ciena shareholders voted on the following matters:

	For	Withheld
1. Election to the Board of Directors of Class III Directors
Stephen P. Bradley	471,012,287	24,938,413
Gerald H. Taylor	470,866,586	25,084,114
     In addition, the following directors continued to hold office after the annual meeting: Harvey B. Cash, Lawton W. Fitt, Patrick H. Nettles, Ph.D., Judith M. O’Brien, Michael J. Rowny and Gary B. Smith.

	For	Against	Abstain
2. Authorization of the Board, in its discretion, to amend Ciena’s Third Restated Certificate of Incorporation to effect a reverse stock split of its outstanding common stock at a ratio of (i) one-for-five, (ii) one-for-seven, or (iii) one-for-ten, together with a corresponding reduction in the number of authorized shares of Ciena common and capital stock, at any time prior to the 2007 annual meeting of shareholders, without further approval of shareholders.	465,785,019	26,608,196	3,557,485

	For	Against	Abstain
3. Ratification of the appointment of PricewaterhouseCoopers LLP as Ciena’s independent registered public accounting firm for fiscal year 2006.	482,113,078	8,934,503	4,903,119

				Broker
	For	Against	Abstain	Non-Votes

4. Shareholder proposal requesting the Board of Directors to adopt a majority vote standard for the election of directors.	90,332,092	200,700,973	15,130,658	189,786,977
Item 5. Other Information
Adoption of Incentive Bonus Plan
      On May 30, 2006, the Compensation Committee adopted an Incentive Bonus Plan (“Bonus Plan”) pursuant to which Ciena may pay cash bonuses to eligible employees, which may include executive officers. Bonuses will equal a target percentage of an eligible employee’s annual base salary and will be paid in quarterly amounts upon the satisfaction of certain corporate financial goals and any applicable functional performance goals for that fiscal quarter. The Compensation Committee has broad authority to determine eligibility under the Bonus Plan, set the aggregate dollar amount available for payment of bonuses in a fiscal period, establish financial and performance goals, and determine applicable target bonus percentages for all employees. A copy of the Bonus Plan is filed with this report as Exhibit 10.1.
      The Compensation Committee made no change to the target percentages that were in place under Ciena’s prior bonus program, including the target percentages for executive officers. These are 100% of annual salary for the Chief Executive Officer, 75% of annual salary for the Chief Financial Officer; and 50% of annual salary for the other executive officers. Ciena has not paid bonuses to its executive officers under the prior bonus program since 2001, and that program is superseded by the Bonus Plan.
      For the third quarter of fiscal 2006, eligible employees, including executive officers, will receive bonuses equal to half of their applicable target bonuses if Ciena achieves certain financial goals related to as adjusted net income, and if the employees satisfy any applicable functional goals. As adjusted net income generally excludes certain charges and credits that are required by GAAP because they are unusual, non-recurring or unrelated to the ongoing operation of business in the ordinary course, do not involve cash expenditure or their timing and magnitude is outside of Ciena’s control. If Ciena exceeds the financial goals established by the Compensation Committee, employees may receive up to 100% of their applicable target bonuses. The Compensation Committee may elect to use different target financial goals under the Bonus Plan in future periods, including revenue, net income, earnings per share, or such other financial measures as it determines in its sole discretion.
Amendment to ESPP
     On May 30, 2006, the Compensation Committee amended the ESPP, effective September 15, 2006, to shorten the offer period under the ESPP from two years to six months. As a result of this change, the offer period and any purchase period will be the same six-month period. Under the amended ESPP, the applicable purchase price equals 95% of the fair market value of Ciena common stock on the last day of each purchase period. Prior to the amendment, the purchase price equaled 15% less than the fair market value of Ciena common stock on either the first day of an offer period or the last day of a purchase period, whichever was lower. Employees enrolled in the ESPP as of March 16, 2006, the most recent purchase date, will be permitted to complete the remaining purchase periods in their current offer period.

Item 6. Exhibits

Exhibit	Description
10.1	Incentive Bonus Plan**

4.1	Indenture dated as of April 10, 2006 between Ciena Corporation and The Bank of New York, as trustee, including the Form of Global Note attached as Exhibit A thereto*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Ciena’s Form 8-K filed April 10, 2006

**	Represents management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIENA CORPORATION
Date: June 1, 2006	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date: June 1, 2006	By:	/s/ Joseph R. Chinnici
Joseph R. Chinnici
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)