Form 10-Q
period 2006-07-31
CIENA CORP
filed 2006-08-31
CIK 936395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006
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
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 28, 2006
common stock, $.01 par value	591,071,533

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CIENA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended July 31,		Nine Months Ended July 31,
	2005	2006	2005	2006
Revenues:
Products	$97,448	$137,809	$271,366	$360,958
Services	13,032	14,690	37,708	43,146

Total revenue	110,480	152,499	309,074	404,104

Costs:
Products	62,756	70,356	189,447	189,712
Services	10,095	10,479	30,601	29,367

Total cost of goods sold	72,851	80,835	220,048	219,079

Gross profit	37,629	71,664	89,026	185,025

Operating expenses:
Research and development	34,814	26,190	105,084	84,508
Selling and marketing	30,209	24,903	86,697	78,132
General and administrative	9,493	16,217	26,043	37,359
Amortization of intangible assets	9,653	6,295	30,268	18,885
Restructuring costs	4,355	11,008	15,245	16,037
Long-lived asset impairments	(25)	—	134	(6)
Provision for (recovery of) doubtful accounts, net	2,604	(139)	2,604	(2,990)
Gain on lease Settlement	—	—	—	(11,648)

Total operating expenses	91,103	84,474	266,075	220,277

Loss from operations	(53,474)	(12,810)	(177,049)	(35,252)
Interest and other income, net	7,522	14,045	22,058	34,504
Interest expense	(7,163)	(6,148)	(21,619)	(18,016)
(Loss) gain on equity investments, net	(1,708)	948	(8,986)	215
Gain on extinguishment of debt	3,882	—	3,882	7,052

Loss before income taxes	(50,941)	(3,965)	(181,714)	(11,497)
Provision for income taxes	86	320	1,115	989

Net loss	$(51,027)	$(4,285)	$(182,829)	$(12,486)

Basic and diluted net loss per common share and dilutive potential common share	$(0.09)	$(0.01)	$(0.32)	$(0.02)

Weighted average basic common and dilutive potential common shares outstanding	576,331	589,381	573,939	584,977

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31,	July 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$358,012	$552,234
Short-term investments	579,531	466,362
Accounts receivable, net	72,786	89,638
Inventories, net	49,333	95,821
Prepaid expenses and other	37,867	43,631

Total current assets	1,097,529	1,247,686
Long-term investments	155,944	187,074
Equipment, furniture and fixtures, net	28,090	28,227
Goodwill	232,015	232,015
Other intangible assets, net	120,324	98,536
Other long-term assets	41,327	37,001

Total assets	$1,675,229	$1,830,539

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$43,868	$39,492
Accrued liabilities	76,491	88,205
Restructuring liabilities	15,492	9,413
Unfavorable lease commitments	9,011	8,008
Income taxes payable	5,785	5,855
Deferred revenue	27,817	22,689

Total current liabilities	178,464	173,662
Long-term deferred revenue	15,701	19,912
Long-term restructuring liabilities	54,285	28,218
Long-term unfavorable lease commitments	41,364	34,880
Other long-term obligations	1,296	1,732
Convertible notes payable	648,752	842,262

Total liabilities	939,862	1,100,666

Commitments and contingencies
Stockholders’ equity:
Preferred stock — par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock — par value $0.01; 980,000,000 shares authorized; 580,340,947 and 590,932,298 shares issued and outstanding	5,803	5,909
Additional paid-in capital	5,489,613	5,491,942
Deferred stock compensation	(2,286)	—
Changes in unrealized gains on investments, net	(4,673)	(2,402)
Translation adjustment	(495)	(495)
Accumulated deficit	(4,752,595)	(4,765,081)

Total stockholders’ equity	735,367	729,873

Total liabilities and stockholders’ equity	$1,675,229	$1,830,539

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended July 31,
	2005	2006
Cash flows from operating activities:
Net loss	$(182,829)	$(12,486)

Adjustments to reconcile net loss to net cash used in operating activities:
Early extinguishment of debt	(3,882)	(7,052)
Amortization of premium on marketable securities	12,344	2,058
Non-cash loss from equity investments	8,986	733
Non-cash impairment of long-lived asset	134	—
Depreciation and amortization of leasehold improvements	26,803	13,173
Stock compensation	8,810	10,953
Amortization of intangibles	33,169	21,788
Provision of doubtful accounts	2,604	—
Provision for inventory excess and obsolescence	3,396	6,158
Provision for warranty and other contractual obligations	7,546	10,885
Other	2,072	1,236
Changes in assets and liabilities:
Accounts receivable	(27,348)	(16,852)
Inventories	(7,229)	(52,646)
Prepaid expenses and other	5,194	1,282
Accounts payable, accrued liabilities and other obligations	(17,789)	(42,744)
Income taxes payable	739	70
Deferred revenue	8,101	(917)

Net cash used in operating activities	(119,179)	(64,361)

Cash flows from investing activities:
Additions to equipment, furniture, fixtures and intellectual property	(8,935)	(13,332)
Proceeds from sale of equipment, furniture and fixtures	266	—
Restricted cash	(819)	1,347
Purchases of available for sale securities	(490,041)	(403,664)
Maturities of available for sale securities	755,320	485,916
Minority equity investments, net	4,882	948

Net cash provided by investing activities	260,673	71,215

Cash flows from financing activities:
Proceeds from issuance of 0.25% convertible senior notes payable	—	300,000
Repurchase of 3.75% convertible notes payable	(36,913)	(98,410)
Debt issuance costs	—	(7,990)
Purchase of call spread option	—	(28,457)
Proceeds from issuance of common stock	5,498	22,225
Repayment of notes receivable from stockholders	48	—

Net cash (used) provided by financing activities	(31,367)	187,368

Net increase in cash and cash equivalents	110,127	194,222
Cash and cash equivalents at beginning of period	185,868	358,012

Cash and cash equivalents at end of period	$295,995	$552,234

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
Goodwill and Other Intangible Assets
     Ciena has recorded goodwill and purchased intangible assets as a result of several acquisitions. Ciena accounts for goodwill in accordance with SFAS 142 “Goodwill and Other Intangible Assets,” which requires Ciena to test goodwill for impairment on an annual basis, which Ciena has determined to be the last business day of September each year, and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally three to seven years. It is Ciena’s policy to assess periodically the carrying amount of its purchased intangible assets to determine if there has been an impairment to their carrying value. Impairments of other intangibles assets are determined in accordance with SFAS 144.
Concentrations
     Substantially all of Ciena’s cash and cash equivalents and short-term and long-term investments, are maintained at two major U.S. financial institutions. The majority of Ciena’s cash equivalents consist of money market funds and overnight repurchase agreements. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.
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
Revenue Recognition
     Ciena recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectibility is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. Revenue for maintenance services is generally deferred and recognized ratably over the period during which the services are to be performed.
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

Accounts Receivable Trade, Net
     Ciena’s allowance for doubtful accounts is based on its assessment, on a specific identification basis, of the collectibility of customer accounts. Ciena performs ongoing credit evaluations of its customers and generally has not required collateral or other forms of security from its customers. In determining the appropriate balance for Ciena’s allowance for doubtful accounts, management considers each individual customer account receivable in order to determine collectibility. In doing so, management considers creditworthiness, payment history, account activity and communication with such customer. If a customer’s financial condition changes, Ciena may be required to take a charge for an allowance for doubtful accounts.
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
     Ciena adopted SFAS 123(R) using the modified prospective application transition method, which requires the application of the accounting standard as of November 1, 2005, the first day of Ciena’s fiscal year 2006. Ciena’s consolidated financial statements as of and for the third quarter of fiscal 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective application transition method, Ciena’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the first nine months of fiscal 2006 was $11.0 million, of which $0.2 million was capitalized as part of inventory.
     Prior to the adoption of SFAS 123(R), Ciena accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” as allowed under SFAS 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense of $8.8 million for the first nine months of fiscal 2005 was solely related to share-based awards assumed through acquisitions and restricted stock unit awards that Ciena had been recognizing in its consolidated statement of operations in accordance with the provisions set forth above. Because the exercise price of Ciena’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, under the intrinsic value method, no share-based compensation expense was otherwise recognized in Ciena’s consolidated statement of operations.
     SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in Ciena’s consolidated statement of operations over the requisite service periods. Share-based compensation expense recognized in Ciena’s consolidated statement of operations for the third quarter and first nine months of fiscal 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of October 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to October 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), Ciena changed its method of attributing the value of share-based compensation expense from the accelerated multiple-option approach to the straight-line single-option method. Compensation expense for all share-based awards granted on or prior to October 31, 2005 will continue to be recognized using the accelerated multiple-option approach. Compensation expense for all share-based awards subsequent to October 31, 2005 is recognized using the straight-line single-option method. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense has been reduced to account for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In Ciena’s pro forma information required under SFAS 123 for periods prior to fiscal 2006, Ciena accounted for forfeitures as they occurred.
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
     As of the last day of the third quarter of fiscal 2006, the fair value of the outstanding $542.3 million in aggregate principal amount of 3.75% Convertible Notes, due February 1, 2008, was $519.2 million, based on the quoted market price for the notes.
     As of the last day of the third quarter of fiscal 2006, the fair value of the outstanding $300.0 million in aggregate principal amount of 0.25% Convertible Senior Notes, due May 1, 2013, was $250.9 million, based on the quoted market price for the notes.
Foreign Currency Translation
     Some of Ciena’s foreign branch offices and subsidiaries use the U.S. dollar as their functional currency, because Ciena, as the U.S. parent entity, exclusively funds the operations of these branch offices and subsidiaries with U.S. dollars. For those subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date. Resulting translation adjustments are recorded directly to a separate component of stockholders’ equity. Where the U.S. dollar is the functional currency, translation adjustments are recorded in other income. The net gain (loss) on foreign currency re-measurement and exchange rate changes for the first nine months of fiscal 2005 and the first nine months of fiscal 2006 was immaterial for separate financial statement presentation.
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
     Prior to the third quarter of fiscal 2006 Ciena reported its results of operations based on four operating segments: the Transport and Switching Group (TSG), the Data Networking Group (DNG), the Broadband Access Group (BBG) and Global Network Services (GNS). In an effort to address increased market opportunities for product convergence, facilitate product functionality cross-over and improve operational efficiency, Ciena has reorganized aspects of the management of its business. Ciena has eliminated its former business units and no longer has operating segment general managers. Ciena’s development resources have also been reorganized along technology skill sets that are applicable across multiple products, rather than by specific product lines. In addition, Ciena no longer manages its business, allocates its resources or evaluates its operating performance on the basis of financial information about its former business units. As a consequence, Ciena has eliminated its historical operating segments and will discontinue reporting its results of operations on a historical segment basis. Beginning with the third quarter of fiscal 2006, Ciena will report as a single business segment.
     Revenue from sales to customers outside of the United States is reflected as International in Ciena’s geographic distribution of revenue in entity wide disclosures.
Reclassification
     Certain prior year amounts have been reclassified to conform to current year consolidated financial statement presentation.
(3) RESTRUCTURING COSTS
     Ciena has previously taken actions to align its workforce, facilities and operating costs with business opportunities. Ciena historically has committed to a restructuring plan and has incurred the associated liability concurrently in accordance with the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The following table displays the activity and balances of the restructuring reserve account for the nine months ending July 31, 2006 (in thousands):

	Workforce		Consolidation of
	reduction		excess facilities		Total
Balance at October 31, 2005	$270		$69,507		$69,777
Additional reserve recorded	4,523	(a)	1,782	(a)	6,305
Adjustments to previous estimates	—		9,732	(b)	9,732
Lease settlement	—		(11,648	) (c)	(11,648)
Cash payments	(4,581)		(31,954)		(36,535)

Balance at July 31, 2006	$212		$37,419		$37,631

Current restructuring liabilities	$212		$9,201		$9,413

Non-current restructuring liabilities	$—		$28,218		$28,218

(a)	During the first quarter of fiscal 2006, Ciena recorded a charge of $0.7 million related to the closure of one of its facilities located in Kanata, Ontario and a charge of $1.5 million related to a workforce reduction of 62 employees. During the second quarter of fiscal 2006, Ciena recorded a charge of $0.7 million related to the closure of its Shrewsbury, NJ facility and a charge of $2.5 million related to a workforce reduction of 86 employees. During the third quarter of fiscal 2006, Ciena recorded a charge of $0.5 million related to a workforce reduction of 7 employees and additional employee costs related to the closure of its Shrewsbury, NJ facility in the second quarter of fiscal 2006. Ciena also recorded a charge of $0.4 million related to the closure of its facility located in Beijing, China during the third quarter of fiscal 2006.

(b)	During the first quarter of fiscal 2006, Ciena recorded a credit adjustment of $0.2 million related to costs associated with previously restructured facilities. During the second quarter of fiscal 2006, Ciena recorded a credit adjustment of $0.2 million related to costs associated with previously restructured facilities. During the third quarter of fiscal 2006, primarily due to changes in market conditions, Ciena recorded an adjustment of $10.1 million related to costs associated with previously restructured facilities, $10.0 million of which was related to its former facilities located in San Jose, CA.

(c)	During the first quarter of fiscal 2006, Ciena recorded a gain of $6.0 million related to the buy-out of the lease of its former Fremont, CA facility, which Ciena had previously restructured. During the second quarter of fiscal 2006, Ciena recorded a gain of $5.6 million related to the buy-out of the lease of its former Cupertino, CA facility, which Ciena had previously restructured.
(4) MARKETABLE DEBT AND EQUITY SECURITIES
     Cash, short-term and long-term investments, exclusive of restricted cash, are comprised of the following (in thousands):

	July 31, 2006
		Gross Unrealized	Gross Unrealized	Estimated
	Amortized Cost	Gains	Losses	Fair Value
Corporate bonds	$377,341	$—	$1,229	$376,112
Asset-backed obligations	144,882	—	562	144,320
U.S. government obligations	133,615	—	611	133,004
Money market funds	552,234	—	—	552,234

	$1,208,072	$—	$2,402	$1,205,670

Included in cash and cash equivalents	552,234	—	—	552,234
Included in short-term investments	468,280	—	1,918	466,362
Included in long-term investments	187,558	—	484	187,074

	$1,208,072	$—	$2,402	$1,205,670

	October 31, 2005
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Corporate bonds	$291,044	$—	$1,888	$289,156
Asset backed obligations	195,471	—	844	194,627
U.S. government obligations	253,633	—	1,941	251,692
Money market funds	358,012	—	—	358,012

	$1,098,160	$—	$4,673	$1,093,487

Included in cash and cash equivalents	358,012	—	—	358,012
Included in short-term investments	582,947	—	3,416	579,531
Included in long-term investments	157,201	—	1,257	155,944

	$1,098,160	$—	$4,673	$1,093,487

     The following table summarizes maturities of investments at July 31, 2006 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$468,280	$466,362
Due in 1-2 years	187,558	187,074
Due in 2-5 years	—	—

	$655,838	$653,436

(5) ACCOUNTS RECEIVABLE
     As of July 31, 2006, trade accounts receivable, net of allowance for doubtful accounts, included two customers that accounted for 10.9%, and 21.9% of net trade accounts receivable, respectively. As of October 31, 2005, trade accounts receivable, net of allowance for doubtful accounts, included three customers that accounted for 12.1%, 13.1% and 13.8% of net trade accounts receivable, respectively.
     Ciena’s allowance for doubtful accounts as of October 31, 2005 and July 31, 2006 was $3.3 million and $0.2 million, respectively. During the first nine months of fiscal 2006, Ciena recorded the recovery of doubtful accounts in the amount of $3.0 million as a result of the receipt of amounts due from customers from whom payment was previously deemed doubtful due to the customers’ financial condition. In addition, during the first nine months of fiscal 2006, $0.1 million of uncollectible accounts were written off against the allowance.
(6) INVENTORIES
     Inventories are comprised of the following (in thousands):

	October 31,	July 31,
	2005	2006
Raw materials	$21,177	$29,389
Work-in-process	3,136	5,524
Finished goods	47,615	81,451

	71,928	116,364
Provision for excess and obsolescence	(22,595)	(20,543)

	$49,333	$95,821

     Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the first nine months of fiscal 2006, Ciena recorded a provision for inventory reserves of $6.2 million, primarily related to excess inventory due to a change in forecasted sales for certain products. The following is a summary of the change in the reserve for excess inventory and obsolete inventory during the first nine months of fiscal 2006 (in thousands):

Inventory Reserve
Reserve balance as of October 31, 2005	$22,595
Provision for excess inventory, net	6,158
Actual inventory scrapped	(8,210)

Reserve balance as of July 31, 2006	$20,543

     During the first nine months of fiscal 2005, Ciena recorded a provision for excess inventory of $3.4 million, primarily related to excess inventory due to a change in forecasted sales for certain products. The following is a summary of the change in the reserve for excess and obsolete inventory during the first nine months of fiscal 2005 (in thousands):

Inventory Reserve
Reserve balance as of October 31, 2004	$21,933
Provision for excess inventory, net	3,396
Actual inventory scrapped	(3,297)

Reserve balance as of July 31, 2005	$22,032

(7) PREPAID EXPENSES AND OTHER
     Prepaid expenses and other are comprised of the following (in thousands):

	October 31,	July 31,
	2005	2006
Interest receivable	$7,743	$9,146
Prepaid VAT and other taxes	4,848	8,735
Prepaid expenses	9,103	11,494
Restricted cash	10,376	9,875
Other non-trade receivables	5,797	4,381

	$37,867	$43,631

(8) EQUIPMENT, FURNITURE AND FIXTURES
     Equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,	July 31,
	2005	2006
Equipment, furniture and fixtures	$249,282	$252,076
Leasehold improvements	32,875	35,507

	282,157	287,583
Accumulated depreciation and amortization	(254,458)	(259,693)
Construction-in-progress	391	337

	$28,090	$28,227

(9) OTHER INTANGIBLE ASSETS
     Other intangible assets are comprised of the following (in thousands):

	October 31, 2005			July 31, 2006
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangible	Amortization	Intangible	Intangible	Amortization	Intangible
Developed technology	$139,983	$(70,502)	$69,481	$139,983	$(83,308)	$56,675
Patents and licenses	47,370	(19,219)	28,151	47,370	(23,902)	23,468
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	45,981	(23,289)	22,692	45,981	(27,588)	18,393

	$233,334		$120,324	$233,334		$98,536

     The aggregate amortization expense of other intangible assets was $33.2 million and $21.8 million for the first nine months of fiscal 2005 and 2006, respectively. The following table represents the expected future amortization of other intangible assets as follows (in thousands):

2006 (remaining three months)	$7,262
2007	29,050
2008	27,840
2009	19,254
2010	14,500
Thereafter	630

$98,536

(10) OTHER BALANCE SHEET DETAILS
     Other long-term assets (in thousands):

	October 31,	July 31,
	2005	2006
Maintenance spares inventory, net	$12,513	$13,199
Deferred debt issuance costs	6,406	11,183
Investments in privately held companies	7,223	6,489
Restricted cash	4,393	3,547
Other	10,792	2,583

	$41,327	$37,001

     Accrued liabilities (in thousands):

	October 31,	July 31,
	2005	2006
Warranty	$27,044	$30,110
Accrued compensation, payroll related tax and benefits	26,164	25,503
Accrued interest payable	6,082	10,398
Other	17,201	22,194

	$76,491	$88,205

     The following table summarizes the activity in Ciena’s accrued warranty for the first nine months of fiscal 2005 and 2006 (in thousands):

Nine Months Ended	Beginning			Balance at end
July 31,	Balance	Provisions	Settlements	of period
2005	$30,189	7,546	(10,520)	$27,215
2006	$27,044	10,885	(7,819)	$30,110
     Deferred revenue (in thousands):

	October 31,	July 31,
	2005	2006
Products	$14,534	$7,846
Services	28,984	34,755

Total deferred revenue	43,518	42,601
Less current portion	(27,817)	(22,689)

Long-term deferred revenue	$15,701	$19,912

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
     During the first nine months of fiscal 2006, Ciena repurchased $106.5 million of the outstanding 3.75% convertible notes for $98.4 million in open market transactions. Ciena recorded a gain on the extinguishment of debt in the amount of $7.1 million, which consists of the $8.1 million gain from the repurchase of the notes, less $1.0 million of associated debt issuance costs.
     As of the last day of the third quarter of fiscal 2006, the fair value of the $542.3 million in aggregate principal amount of 3.75% convertible notes outstanding was $519.2 million, based on the quoted market price for the notes.
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
     As of the last day of the third quarter of fiscal 2006, the fair value of the $300.0 million in aggregate principal amount of 0.25% convertible senior notes outstanding was $250.9 million, based on the quoted market price for the notes.
(12) LOSS PER SHARE CALCULATION
     Basic and diluted EPS are computed using the weighted average number of common shares outstanding. Because of the anti-dilutive effect, diluted EPS and the weighted average number of common shares do not include shares underlying: stock options, warrants, restricted stock, restricted stock units, Ciena’s 3.75% convertible notes and 0.25% convertible senior notes. Shares underlying these securities totaled approximately 63.6 million and 95.4 million for the third quarter of fiscal 2005 and the third quarter of fiscal 2006, respectively and approximately 65.7 million and 64.0 million for the first nine months of fiscal 2005 and the first nine months of fiscal 2006, respectively.
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
     The call spread option covers approximately 53.1 million shares of Ciena common stock, which is the number of shares issuable upon conversion of the notes in full. The call spread option effectively has a “lower strike price” of $5.6465 and a “higher strike price” of $6.50575 and is exercisable and expires on May 1, 2013, the maturity date of the notes. Ciena can exercise the call spread option on a net cash basis, a net share basis or a full physical settlement. A net cash settlement would result in Ciena receiving an amount ranging from $0, if the market price per share of Ciena common stock upon exercise is equal to or below the lower strike price, to approximately $45.7 million, if the market price per share of Ciena common stock upon exercise is at or above the higher strike price. Settlement of the call spread option on a net share basis would result in Ciena receiving a number of shares ranging from 0, if the market price per share of Ciena common stock upon exercise is equal to or below the lower strike price, up to approximately 7.0 million shares, if the market price per share of Ciena common stock upon exercise is equal to the higher strike price. The value of the consideration of a net share settlement will be equal to the value upon a net cash settlement. If the market price is between the lower strike price and the higher strike price, in lieu of a net share or net cash settlement, Ciena may elect to receive the full number of shares underlying the call spread option upon payment by Ciena of an aggregate option exercise price of $300.0 million. Should there be an early unwind of the call spread option, the amount of cash or net shares to be received by Ciena will be dependent upon the existing overall market conditions, and on Ciena’s stock price, the volatility of Ciena’s stock and the remaining term of the call spread option.
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
Ciena Corporation 2000 Equity Incentive Plan
     The 2000 Plan, which is a shareholder approved plan, was assumed by Ciena as a result of its merger with ONI. It authorizes the issuance of stock options, restricted stock, restricted stock units and stock bonuses to employees, officers, directors, consultants, independent contractors and advisors. The Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for equity awards, including number of shares, vesting and required service or other performance criteria. The maximum term of any award under the 2000 Plan is ten years. The exercise price of options may not be less than 85% of the fair market value of the stock at the date of grant, or 100% of the fair market value for qualified options.
     Under the terms of the 2000 Plan, the number of shares authorized for issuance will increase by 5.0% of the number of issued and outstanding shares of Ciena each January 1st, unless the Compensation Committee reduces the amount of the increase in any year. By action of the Compensation Committee, the plan increased by (i) zero shares on January 1, 2006, (ii) zero shares on January 1, 2005, and (iii) 9.5 million shares, or 2.0% of the then issued and outstanding shares of Ciena, on January 1, 2004. In addition, any shares subject to outstanding options or other awards under the ONI 1997 Stock Plan, ONI 1998 Equity Incentive Plan, or ONI 1999 Equity Incentive Plan that are forfeited upon cancellation of the award are available for issuance under the 2000 Plan. As of July 31, 2006, there were 39.0 million shares authorized and available for issuance under the 2000 Plan.
     Stock Options
     The following table is a summary of Ciena’s stock option activity for the first nine months of fiscal 2006 ( shares in thousands ) :

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance as of October 31, 2005	60,591	$6.40
Granted	3,602	3.04
Exercised	(7,945)	2.34
Canceled	(5,082)	5.93

Balance as of July 31, 2006	51,166	$6.84

     The total intrinsic value of options exercised in the first nine months of fiscal 2006 was $16.6 million.
     The following table summarizes information with respect to stock options outstanding at July 31, 2006, based on Ciena’s closing stock price on July 28, 2006 of $3.53 per share (shares and intrinsic value in thousands):

			Options Outstanding at July 31, 2006				Vested Options at July 31, 2006
				Weighted				Weighted
				Average				Average
				Remaining	Weighted			Remaining	Weighted
Range of				Contractual	Average	Aggregate		Contractual	Average	Aggregate
Exercise				Life	Exercise	Intrinsic		Life	Exercise	Intrinsic
Price			Number	(Years)	Price	Value	Number	(Years)	Price	Value
$0.01	—	$2.36	6,919	8.42	$2.04	$10,331	2,125	7.24	$1.54	$4,229
$2.37	—	$2.49	6,629	8.74	2.45	7,133	1,919	8.33	2.43	2,105
$2.50	—	$3.29	7,770	8.01	3.07	3,597	6,547	7.92	3.11	2,764
$3.30	—	$4.48	4,264	7.64	3.93	69	3,840	7.41	3.92	63
$4.49	—	$4.53	7,355	6.41	4.53	—	7,160	6.32	4.53	—
$4.54	—	$6.71	5,192	6.69	5.84	—	4,753	6.41	5.91	—
$6.72	—	$11.88	5,494	5.68	8.61	—	5,494	5.68	8.61	—
$11.89	—	$149.50	7,543	4.49	22.30	—	7,543	4.49	22.30	—

$0.01	—	$149.50	51,166	7.00	$6.84	$21,130	39,381	6.41	$8.11	$9,161

     As of July 31, 2006, total unrecognized compensation expense related to unvested stock options was $13.6 million. This expense is expected to be recognized over a weighted-average period of 1.8 years.
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
     Restricted Stock Units
     A restricted stock unit is a right to receive a share of Ciena common stock when the unit vests. Ciena calculates the fair value of each restricted stock unit using the intrinsic value method and recognizes the expense straight-line over the requisite period. The following table is a summary of Ciena’s restricted stock unit activity for the first nine months of fiscal 2006, based on Ciena’s closing stock price July 28, 2006 of $3.53 per share (shares and intrinsic value in thousands):

		Weighted	Intrinsic
	Restricted	Average	Value at
	Stock Units	Grant Date	July 31,
	Outstanding	Fair Value	2006
Balance as of October 31, 2005	127	$6.76
Granted	1,782
Converted	(150)
Canceled or forfeited	(195)

Balance as of July 31, 2006	1,564	$3.00	$5,520

     The total intrinsic value of restricted stock units converted in the first nine months of fiscal 2006 was $0.8 million.
     As of July 31, 2006, total unrecognized compensation expense related to restricted stock units was $3.3 million. This expense is expected to be recognized over a weighted-average period of 1.5 years.
2003 Employee Stock Purchase Plan
     In March 2003, Ciena shareholders approved the ESPP, which has a ten year term and originally authorized the issuance of 20.0 million shares. At the 2005 annual meeting, Ciena shareholders approved an amendment increasing the number of shares available to 25.0 million and adopting an “evergreen” provision that annually increases the number of shares available by up to four million shares, provided that the total number of shares available shall not exceed 25.0 million. Pursuant to the evergreen provision, the maximum number of shares that may be added to the ESPP during the remainder of its ten-year term is 28.0 million. On December 31, 2005, the evergreen provision automatically added an additional 2.1 million shares to the ESPP, increasing the total number of shares available to 25.0 million. On March 15, 2006, 2.3 million shares were issued under the plan for $3.9 million. As of July 31, 2006, 22.7 million shares are available to grant under this plan.
     Under the ESPP, eligible employees may enroll in an offer period during certain open enrollment periods. New offer periods begin March 16 and September 16 of each year. Prior to the offer period commencing September 15, 2006, (i) each offer period consisted of four, six-month purchase periods during which employee payroll deductions were accumulated and used to purchase shares of common stock; and (ii) the purchase price of the shares was 15% less than the fair market value on either the first day of an offer period or the last day of a purchase period, whichever was lower. In addition, if the fair market value on the purchase date was less than the fair market value on the first day of an offer period, then participants automatically commenced a new offer period.
     On May 30, 2006, the Compensation Committee amended the ESPP, effective September 15, 2006, to shorten the offer period under the ESPP to six months. As a result of this change, the offer period and any purchase period will be the same six-month period. Under the amended ESPP, the applicable purchase price equals 95% of the fair market value of Ciena common stock on the last day of each purchase period. Employees enrolled with offer periods commenced prior to September 15, 2006, will be permitted to complete the remaining purchase periods in their current offer period. These amendments were intended to enable the ESPP to be considered a non-compensatory plan under FAS 123(R) for future offering periods.

	ESPP shares	Weighted average
	available for	issue date fair	Intrinisic value
	issuance	value	at issue date
Balance as of October 31, 2005	25,000	—	—
Issued on March 15, 2006	(2,344)	$1.66	$8,659

Balance as of July 31, 2006	22,656	—	—

     As of July 31, 2006, unrecognized compensation expense related to the ESPP was $0.8 million. This expense is expected to be recognized over a weighted-average period of 1.4 years.
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
     Prior to the adoption of SFAS 123(R), Ciena accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as interpreted by FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” as allowed under SFAS 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense of $3.3 million for the third quarter of fiscal 2005 and $8.8 million for the first nine months of fiscal 2005 was solely related to share-based awards assumed through acquisitions and restricted stock unit awards that Ciena had been recognizing in its consolidated statement of operations in accordance with the provisions set forth above. Because the exercise price of Ciena’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, under the intrinsic value method, no share-based compensation expense was otherwise recognized in Ciena’s consolidated statement of operations.
     The following table summarizes share-based compensation expense under SFAS 123(R) for the quarter and nine months ended July 31, 2006; and share-based compensation expense under APB 25, as interpreted by FIN 44 for the quarter and nine months ended July 31, 2005, which was allocated as follows (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2005	2006	2005	2006
Product costs	$—	$361	$—	$871
Service costs	—	211	—	604

Stock-based compensation expense included in cost of sales	—	572	—	1,475

Research and development	2,195	1,061	4,048	4,119
Sales and marketing	934	715	4,257	2,709
General and administrative	153	594	505	2,422

Stock-based compensation expense included in operating expense	3,282	2,370	8,810	9,250

Stock-based compensation expense capitalized in inventory, net	—	(107)	—	228

Total stock-based compensation	$3,282	$2,835	$8,810	$10,953

Pro Forma Share-Based Compensation under SFAS 123 for Fiscal 2005
     Had (i) compensation expense for Ciena’s stock option plans and employee stock purchase plan been determined based on the Black-Scholes valuation method; and (ii) the fair value at the grant date for awards in the first nine months of fiscal 2005 been determined consistent with the provisions of SFAS 123, “Accounting for Stock Based Compensation” as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” Ciena’s net loss and net loss per share for the quarter and nine months ended July 31, 2005 would have changed by the pro forma amounts indicated below (in thousands, except per share data):

	Quarter Ended	Nine Months Ended
	July 31, 2005	July 31, 2005
Net loss applicable to common stockholders — as reported	$(51,027)	$(182,829)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	7,616	31,648

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,282	8,810

Net loss applicable to common stockholders — pro forma	$(55,361)	$(205,667)

Basic and diluted net loss per share — as reported	$(0.09)	$(0.32)

Basic and diluted net loss per share — pro forma	$(0.10)	$(0.36)

Fair Value and Assumptions Used to Calculate Fair Value under SFAS 123(R) and SFAS 123
     Assumptions for Option-Based Awards under SFAS 123(R)
     The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model, with the following weighted average assumptions for the third quarter of fiscal 2005 and the third quarter of fiscal 2006:

	Quarter Ended July 31,		Nine Months Ended July 31,
	2005	2006	2005	2006
Expected volatility	64.0%	61.5%	64.0% - 66.7%	61.5%
Risk-free interest rate	4.0%	5.0% - 5.1%	3.7% - 4.0%	4.3% - 5.1%
Expected life (years)	4.5 - 5.5	6.0 - 6.1	4.5 - 5.5	5.5 - 6.1
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
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
     As share-based compensation expense recognized in the consolidated statement of operations for the third quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures were estimated based on Ciena’s historical experience.
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
     Assumptions for Restricted Stock Unit Awards under SFAS 123(R)
     The fair value of each restricted stock unit award is estimated on the date of grant using the intrinsic value method. The weighted average fair value of each restricted stock unit granted under Ciena’s stock option plans for the quarter and nine months ended July 31, 2006 was $4.38 and $2.75 respectively. There were no restricted stock units issued in the first nine months of fiscal 2005.
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
     On May 30, 2006, the Compensation Committee amended the ESPP, effective September 15, 2006, to shorten the offer period under the ESPP to six months. As a result of this change, the offer period and any purchase period will be the same six-month period. Under the amended ESPP, the applicable purchase price equals 95% of the fair market value of Ciena common stock on the last day of each purchase period. Employees enrolled with offer periods commenced prior to September 15, 2006, will be permitted to complete the remaining purchase periods in their current offer period. These amendments were intended to enable the ESPP to be considered a non-compensatory plan under FAS 123(R) for future offering periods.
(15) COMPREHENSIVE LOSS
     The components of comprehensive loss were as follows (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2005	2006	2005	2006
Net loss	$(51,027)	$(4,285)	$(182,829)	$(12,486)
Change in unrealized loss on available-for-sale securities, net of tax	196	464	(2,256)	2,271
Change in accumulated translation adjustments	(196)	27	(200)	—

Total comprehensive loss	$(51,027)	$(3,794)	$(185,285)	$(10,215)

(16) ENTITY WIDE DISCLOSURES
     Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. Ciena’s geographic distribution of revenue for the quarters and nine months ended July 31, 2005 and July 31, 2006 were as follows (in thousands, except percentage data):

	Quarter Ended July 31,				Nine Months Ended July 31,
	2005	%*	2006	%*	2005	%*	2006	%*
United States	$89,357	80.9	$116,419	76.3	$248,216	80.3	$314,468	77.8
International	21,123	19.1	36,080	23.7	60,858	19.7	89,636	22.2

Total	$110,480	100.0	$152,499	100.0	$309,074	100.0	$404,104	100.0

*	Denotes % of total revenue
     During the quarters and nine months ended July 31, 2005 and July 31, 2006, customers who accounted for 10% or more of Ciena’s revenue during the respective periods were as follows (in thousands, except percentage data):

	Quarter Ended July 31,				Nine Months Ended July 31,
	2005	%*	2006	%*	2005	%*	2006	%*
Company A	$13,780	12.5	N/A	—	$37,882	12.3	N/A	—
Company B	N/A	—	18,650	12.2	34,395	11.1	60,244	14.9
Company C	14,802	13.4	N/A	—	34,739	11.2	N/A	—
Company D	N/A	—	41,494	27.2	N/A	—	52,056	12.9
Company E	N/A	—	18,650	12.2	N/A	—	50,778	12.6

Total	$28,582	25.9	$78,794	51.6	$107,016	34.6	$163,078	40.4

N/A	Denotes revenue representing less than 10% of total revenue for the period

*	Denotes % of total revenue
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
     On June 16, 2006, Ciena and Nortel Networks, Inc. and Nortel Networks Limited (collectively, “Nortel”) entered into an agreement in principle to settle both of the patent lawsuits pending in the United States District Court for the Eastern District of Texas, Marshall Division, which were originally filed on January 18, 2005 and April 17, 2006. On August 4, 2006, the parties signed a definitive settlement and long-term patent cross-license.
     In addition to the matters described above, Ciena is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, Ciena does not expect that the ultimate costs to resolve these matters will have a material effect on its results of operations, financial position or cash flows.
(18) SUBSEQUENT EVENT
     At Ciena’s annual meeting on March 15, 2006, shareholders approved a proposal to authorize the Board of Directors, in its discretion, to effect a reverse stock split at one of three approved ratios, at any time prior to the 2007 annual meeting, without further action by shareholders. On August 30, 2006, Ciena’s Board approved a one-for-seven (1-for-7) reverse stock split of Ciena’s common stock. The reverse stock split will become effective at 5:00 p.m., Eastern Time, on September 22, 2006. Pursuant to the reverse stock split, each seven shares of authorized and outstanding common stock will be reclassified and combined into one share of new common stock.
     In connection with the reverse stock split, the number of shares of common stock authorized under Ciena’s Third Restated Certificate of Incorporation will be reduced from 980 million to 140 million shares, without any change in par value per common share. The reverse split will not change the number of shares of Ciena preferred stock authorized, which will remain at 20 million.
     Following the effective date of the reverse stock split, references to historical and future share and per-share data will be adjusted to give effect to the reverse stock split. Disclosure of pro forma basic and diluted net loss per common share and dilutive potential common share below gives effect to Ciena’s one-for-seven reverse stock split, the effective date of which will be September 22, 2006. Actual and pro forma basic and diluted net loss per common share and dilutive potential common share are as follows (in thousands):

	Actual
	Quarter Ended July 31,		Nine Months Ended July 31,
	2005	2006	2005	2006
Basic and diluted net loss per common share and dilutive potential common share	$(0.09)	$(0.01)	$(0.32)	$(0.02)

	Pro Forma
	Quarter Ended July 31,		Nine Months Ended July 31,
	2005	2006	2005	2006
Basic and diluted net loss per common share and dilutive potential common share	$(0.62)	$(0.05)	$(2.23)	$(0.15)

     Disclosure of pro forma stockholders’ equity below gives effect to Ciena’s one-for-seven reverse stock split, the effective date of which will be September 22, 2006. Actual and pro forma stockholders’ equity is as follows (in thousands):

	October 31, 2005		July 31, 2006
	Actual	Pro Forma	Actual	Pro Forma
Common stock	$5,803	$829	$5,909	$844
Additional paid-in capital	5,489,613	5,494,587	5,491,942	5,497,007
Deferred stock compensation	(2,286)	(2,286)	—	—
Changes in unrealized gains on investments, net	(4,673)	(4,673)	(2,402)	(2,402)
Translation adjustment	(495)	(495)	(495)	(495)
Accumulated deficit	(4,752,595)	(4,752,595)	(4,765,081)	(4,765,081)

Total stockholders’ equity	$735,367	$735,367	$729,873	$729,873

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
Overview
     Ciena Corporation supplies communications networking equipment, software and services to telecommunications service providers, cable operators, governments and enterprises. Our product and service offerings enable customers to converge, transition and connect communications networks that deliver voice, video and data services. We are a network specialist, focused on optimizing access and edge networks for broadband communication, enhancing enterprise data services and evolving long-haul and metro network infrastructures to support new, high-bandwidth applications and services. Our equipment, software and services enable customers to gain a competitive advantage by increasing the functionality of their networks and reducing their total costs of ownership for delivering voice, video and data services.
     Our revenue increased to $152.5 million in the third quarter of fiscal 2006 and $404.1 million for the first nine months of fiscal 2006. This represents a 38.0% increase in quarterly revenue from $110.5 million in the third quarter of fiscal 2005 and a 16.3% increase from $131.2 million in the second quarter of fiscal 2006. Revenue increased sequentially from the second quarter of fiscal 2006 primarily due to increased sales of long-haul transport products. Revenue growth continues to be driven, in substantial part, by customers’ making network investments to address capacity needs, increased broadband usage and network traffic from a broader mix of services. While we believe that these market conditions will enable us to continue to grow our revenues in the near term, our business remains susceptible to fluctuations in revenue from quarter to quarter due to the timing and size of equipment orders, our ability to deliver products against them, and the timing of satisfaction of acceptance criteria.
     Gross margin was 47.0% in the third quarter of fiscal 2006 and 45.8% for the first nine months of fiscal 2006. Gross margin for the third quarter of fiscal 2006 increased from 34.1% in the third quarter of fiscal 2005 and decreased slightly from 48.0% for the second quarter of fiscal 2006. Gross margin during the third quarter of fiscal 2006 remained strong, primarily due to sales of higher margin channel line cards for our core transport systems and our continued efforts to reduce product costs. Our gross margin remains, however, susceptible to fluctuation from period to period as a result of mix, cost reductions, competitive pressure on pricing and other factors. Maintaining gross margin near the level achieved in the first nine months of fiscal 2006 will be important in upcoming fiscal quarters as we seek to achieve and maintain profitability.
     We expect that our future business and the competitive landscape in which we operate will be affected by several continuing market developments. In recent quarters, we have witnessed a growing interest among telecommunications service providers in building more economical, next-generation core and metro transport networks to address new service offerings. As the markets in which we operate have become more attractive, however, we have encountered increased competition, particularly for long-haul and metro transport products. This competition has come from larger, incumbent competitors with broad product offerings as well as smaller, start-up companies. This competition has also come from low-cost networking equipment producers in China, which may increase pricing pressure. Merger activity among some of our competitors may also affect the competitive landscape. Moreover, recent mergers among telecommunications carriers, including some of our largest customers, have reduced the number of large carriers, increased their purchasing power and increased our revenue concentration. During the third quarter of fiscal 2006, three customers represented 51.6% of revenue, and for the first nine months of fiscal 2006, three customers represented 40.4% of revenue. We expect the overall effect of these continuing developments to be an increasingly competitive market for the sale of our products and services, which may contribute to fluctuations in our operating results.
     Operating expense was $84.5 million in the third quarter of fiscal 2006 and $220.3 million for the first nine months of fiscal 2006. Quarterly operating expense increased from $70.2 million in the second quarter of fiscal 2006 and included an $11.0 million restructuring charge largely associated with our former San, Jose, California facility and

$5.7 million in contingent fees paid to outside counsel and advisors connected with the settlement of patent litigation with Nortel Networks. Operating expense also includes $2.9 million in compensation expense resulting from the reinstitution of our incentive bonus plan during the third quarter of fiscal 2006.
     As the markets in which we sell our products and the technologies that support these products have evolved, our strategy has been to embrace increased market opportunities for product convergence and functionality cross-over. This convergence allows us to consolidate multiple technologies and functionalities on a single platform, ultimately creating more robust products. In an effort to address this convergence and improve operational efficiency, we have reorganized aspects of the management of our business. We have eliminated our former business units and no longer have operating segment general managers. While our sales and much of our operations have historically occurred across our product portfolio, our development resources were structured along specific product lines. In an effort to promote further product convergence throughout our portfolio and maximize efficient use of our development resources, we have reorganized development efforts along technology skill sets that are applicable across multiple products. In addition, we no longer manage our business, allocate resources or evaluate operating performance on the basis of financial information about our former business units. As a consequence, we have eliminated our Transport and Switching Group (TSG), Data Networking Group (DNG), Broadband Access Group (BBG) and Global Network Services (GNS) operating segments and will discontinue reporting our results of operations on a historical operating segment basis. Beginning with the third quarter of fiscal 2006, we will report as a single business segment. In addition, we will allocate our goodwill and assess any impairment based on a single reporting unit.
     As of July 31, 2006, headcount was 1,422, up from 1,388 at April 30, 2006 and down from 1,497 at the end of fiscal 2005.
Results of Operations
Three months ended July 31, 2005 compared to three months ended July 31, 2006
Revenue, cost of goods sold and gross profit
     Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees, direct technical support costs, cost of excess and obsolete inventory and overhead related to manufacturing, technical support and engineering, furnishing and installation (“EF&I”) operations.
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit from the third quarter of fiscal 2005 to the third quarter of fiscal 2006.

	Quarter Ended July 31,
					Increase
	2005	%*	2006	%*	(decrease)	%**
Revenue:
Products	$97,448	88.2	$137,809	90.4	$40,361	41.4
Services	13,032	11.8	14,690	9.6	1,658	12.7

Total revenue	110,480	100.0	152,499	100.0	42,019	38.0

Costs:
Products	62,756	56.8	70,356	46.1	7,600	12.1
Services	10,095	9.1	10,479	6.9	384	3.8

Total cost of goods sold	72,851	65.9	80,835	53.0	7,984	11.0

Gross profit	$37,629	34.1	$71,664	47.0	$34,035	90.4

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006
     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit from the third quarter of fiscal 2005 to the third quarter of fiscal 2006.

	Quarter Ended July 31,
					Increase
	2005	%*	2006	%*	(decrease)	%**
Product revenue	$97,448	100.0	$137,809	100.0	$40,361	41.4
Product cost of goods sold	62,756	64.4	70,356	51.1	7,600	12.1

Product gross profit	$34,692	35.6	$67,453	48.9	$32,761	94.4

*	Denotes % of product revenue

**	Denotes % change from 2005 to 2006
     The table below (in thousands, except percentage data) sets forth the changes in service revenue, service cost of goods sold and service gross profit (loss) from the third quarter of fiscal 2005 to the third quarter of fiscal 2006.

	Quarter Ended July 31,
					Increase
	2005	%*	2006	%*	(decrease)	%**
Service revenue	$13,032	100.0	$14,690	100.0	$1,658	12.7
Service cost of goods sold	10,095	77.5	10,479	71.3	384	3.8

Service gross profit	$2,937	22.5	$4,211	28.7	$1,274	43.4

*	Denotes % of service revenue

**	Denotes % change from 2005 to 2006
     Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenues from the third quarter of fiscal 2005 to the third quarter of fiscal 2006.

	Quarter Ended July 31,
					Increase
	2005	%*	2006	%*	(decrease)	%**
United States	$89,357	80.9	$116,419	76.3	$27,062	30.3
International	21,123	19.1	36,080	23.7	14,957	70.8

Total	$110,480	100.0	$152,499	100.0	$42,019	38.0

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006
     During the third quarter of fiscal 2005 and third quarter of fiscal 2006, certain customers accounted for 10% or more our revenues during the respective periods as follows (in thousands, except percentage data):

	Quarter Ended July 31,
	2005	%*	2006	%*
Company A	$13,780	12.5	N/A	—
Company B	N/A	—	18,650	12.2
Company C	14,802	13.4	N/A	—
Company D	N/A	—	41,494	27.2
Company E	N/A	—	18,650	12.2

Total	$28,582	25.9	$78,794	51.6

N/A	Denotes revenue representing less than 10% of total revenue for the period

*	Denotes % of total revenue
Revenue
•	Product revenue increased from the third quarter of fiscal 2005 to the third quarter of fiscal 2006, primarily due to a $29.1 million increase in sales of our core transport products. Revenue from core transport products represented 37.8% of our product revenue in the third quarter of fiscal 2006. Revenue from our CN 4200™ FlexSelect™ Advanced Services Platform, which was introduced in the third quarter of fiscal 2005, increased by $11.4 million and represented 8.3% of our product revenue in the third quarter of fiscal 2006. Revenue from our data networking products consisting of our DN 7000™ Series Multiservice Edge Switches increased by $6.0 million and represented 9.2% of our product revenue in the third quarter of fiscal 2006. Revenue from our broadband access products was 15.0% of our product revenue in the third quarter of fiscal 2006, representing a $5.4 million decline from the third quarter of fiscal 2005. Broadband access product revenue for the third quarter of fiscal 2005 included $3.6 million relating to our CN 1000™ BLC Next-Generation Access System, for which we have discontinued further sales and development.

•	Service revenue increased from the third quarter of fiscal 2005 to the third quarter of fiscal 2006, primarily due to increases in deployment services and maintenance and support services.

•	United States revenue increased from the third quarter of fiscal 2005 to the third quarter of fiscal 2006, primarily due to a $26.5 million increase in sales from our core transport products and a $6.2 million increase in our data networking products, partially offset by a $5.4 million decrease in sales of our broadband access products.

•	International revenue increased from the third quarter of fiscal 2005 to the third quarter of fiscal 2006, primarily due a $7.3 million increase in sales of our CN 4200 product, a $3.2 million increase in core switching products and a $2.6 million increase in core transport products.
Gross profit
•	Gross profit as a percentage of revenue increased from the third quarter of fiscal 2005 to the third quarter of fiscal 2006 largely due to increased sales volume, sales of higher margin products, including higher margin channel line cards for our core transport systems, and product cost improvements resulting from our efforts to employ a global approach to sourcing components and manufacturing our products.

•	Gross profit on products as a percentage of product revenue increased from the third quarter of fiscal 2005 to the third quarter of fiscal 2006, primarily due to cost reductions and higher margin product mix.

•	Gross profit on services as a percentage of services revenue increased from the third quarter of fiscal 2005 to the third quarter of fiscal 2006, primarily due to the effect of service rate stability in connection with our deployment services and reduced service overhead and deployment costs.
Operating expenses
     The table below (in thousands, except percentage data) sets forth the changes in operating expenses from the third quarter of fiscal 2005 to the third quarter of fiscal 2006:

	Quarter Ended July 31,
					Increase
	2005	%*	2006	%*	(decrease)	%**
Research and development	$34,814	31.5	$26,190	17.2	$(8,624)	(24.8)
Selling and marketing	30,209	27.3	24,903	16.3	(5,306)	(17.6)
General and administrative	9,493	8.6	16,217	10.6	6,724	70.8
Amortization of intangible assets	9,653	8.7	6,295	4.1	(3,358)	(34.8)
Restructuring costs	4,355	3.9	11,008	7.2	6,653	152.8
Long-lived asset impairment	(25)	—	—	—	25	(100.0)
Provision for (recovery of) doubtful accounts, net	2,604	2.4	(139)	(0.1)	(2,743)	(105.3)

Total operating expenses	$91,103	82.4	$84,474	55.3	$(6,629)	(7.3)

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006
•	Research and development expense decreased from the third quarter of fiscal 2005 to the third quarter of fiscal 2006, primarily due to reductions of $4.0 million in employee compensation, $2.4 million in depreciation expense, and $0.8 million in prototype expense. The reduction in employee compensation was driven by headcount reductions and reductions of $1.2 million in share-based compensation expense.

•	Selling and marketing expense decreased from the third quarter of fiscal 2005 to the third quarter of fiscal 2006 due to reductions of $3.2 million in depreciation costs, $1.0 million in demonstration equipment costs, $0.5 million in tradeshow costs, and $0.2 million in travel. Employee compensation remained relatively flat due to an increase of $0.5 million in salaries and commissions offset by a reduction of $0.3 million in share-based compensation expense.

•	General and administrative expense increased from the third quarter of fiscal 2005 to the third quarter of fiscal 2006 due to an increase of $5.0 million in legal expenses, primarily associated with our patent litigation with Nortel Networks, an increase of $1.4 million in employee compensation and an increase in audit fees of $0.3 million. Included in the legal expenses were $5.7 million in contingent fees paid to outside counsel and advisors connected with the settlement of patent litigation with Nortel Networks. The increase in employee compensation included an increase of $0.4 million in share-based compensation expense.

•	Amortization of intangible assets costs decreased from the third quarter of fiscal 2005 to the third quarter of fiscal 2006 due to the write-off of intangible assets recorded in the fourth quarter of fiscal 2005.

•	Restructuring costs incurred during the third quarter of 2006 included a $10.0 million charge associated with previously restructured unused facilities located in San Jose, CA. This charge was due to a reduction in estimated future sublease payments. In addition, Ciena recorded charges of $0.5 million related to workforce reductions and $0.4 million related to the closing of a facility located in Beijing, China.

•	Recovery of doubtful accounts, net for the third quarter of fiscal 2006 was related to the receipt of amounts due from customers from whom payment was previously deemed doubtful due to the customers’ financial condition.
Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items from the third quarter of fiscal 2005 to the third quarter of fiscal 2006.

	Quarter Ended July 31,
					Increase
	2005	%*	2006	%*	(decrease)	%**
Interest and other income, net	$7,522	6.8	$14,045	9.2	$6,523	86.7
Interest expense	$7,163	6.5	$6,148	4.0	$(1,015)	(14.2)
Gain (loss) on equity investments	$(1,708)	(1.5)	$948	0.6	$2,656	(155.5)
Gain on extinguishment of debt	$3,882	3.5	$—	—	$(3,882)	(100.0)
Provision for income taxes	$86	0.1	$320	0.2	$234	272.1

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006
•	Interest and other income, net increased from the third quarter of fiscal 2005 to the third quarter of fiscal 2006 due to higher interest rates.

•	Interest expense decreased from the third quarter of 2005 to the third quarter of 2006 due to the repurchase of a portion of our outstanding 3.75% convertible notes during fiscal 2005 and the first quarter of fiscal 2006.

•	Gain on equity investments received during the third quarter of fiscal 2006 was related to a final payment from the sale of a privately held technology company in which Ciena held a minority equity investment.

•	Provision for income taxes for the third quarter of fiscal 2005 and the third quarter of fiscal 2006 was primarily attributable to foreign tax related to Ciena’s foreign operations. We did not record a tax benefit for domestic losses during either period. We will continue to maintain a valuation allowance against certain deferred tax assets until sufficient evidence exists to support its reversal.
Nine months ended July 31, 2005 compared to nine months ended July 31, 2006
Revenue, cost of goods sold and gross profit

     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit from the first nine months of fiscal 2005 to the first nine months of fiscal 2006.

	Nine Months Ended July 31,
					Increase
	2005	%*	2006	%*	(decrease)	%**
Revenue:
Products	$271,366	87.8	$360,958	89.3	$89,592	33.0
Services	37,708	12.2	43,146	10.7	5,438	14.4

Total revenue	$309,074	100.0	$404,104	100.0	95,030	30.7

Costs:
Products	189,447	61.3	189,712	46.9	265	0.1
Services	30,601	9.9	29,367	7.3	(1,234)	(4.0)

Total cost of goods sold	220,048	71.2	219,079	54.2	(969)	(0.4)

Gross profit	$89,026	28.8	$185,025	45.8	$95,999	107.8

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006
     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit from the first nine months of fiscal 2005 to the first nine months of fiscal 2006.

	Nine Months Ended July 31,
					Increase
	2005	%*	2006	%*	(decrease)	%**
Product revenue	$271,366	100.0	$360,958	100.0	$89,592	33.0
Product cost of goods sold	189,447	69.8	189,712	52.6	265	0.1

Product gross profit	$81,919	30.2	$171,246	47.4	$89,327	109.0

*	Denotes % of product revenue

**	Denotes % change from 2005 to 2006
     The table below (in thousands, except percentage data) sets forth the changes in service revenue, service cost of goods sold and service gross profit (loss) from the first nine months of fiscal 2005 to the first nine months of fiscal 2006.

	Nine Months Ended July 31,
					Increase
	2005	%*	2006	%*	(decrease)	%**
Service revenue	$37,708	100.0	$43,146	100.0	$5,438	14.4
Service cost of goods sold	30,601	81.2	29,367	68.1	(1,234)	(4.0)

Service gross profit	$7,107	18.8	$13,779	31.9	$6,672	93.9

*	Denotes % of service revenue

**	Denotes % change from 2005 to 2006
     Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenues from the first nine months of fiscal 2005 to the first nine months of fiscal 2006.

	Nine Months Ended July 31,
					Increase
	2005	%*	2006	%*	(decrease)	%**
United States	$248,216	80.3	$314,468	77.8	$66,252	26.7
International	60,858	19.7	89,636	22.2	28,778	47.3

Total	$309,074	100.0	$404,104	100.0	$95,030	30.7

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006
     During the first nine months of fiscal 2005 and the first nine months of fiscal 2006, certain customers accounted for 10% or more of our revenues during the respective periods as follows (in thousands, except percentage data):

	Nine Months Ended July 31,
	2005	%*	2006	%*
Company A	$37,882	12.3	N/A	—
Company B	34,395	11.1	60,244	14.9
Company C	34,739	11.2	N/A	—
Company D	N/A	—	52,056	12.9
Company E	N/A	—	50,778	12.6

Total	$107,016	34.6	$163,078	40.4

N/A	Denotes revenue representing less than 10% of total revenue for the period

*	Denotes % of total revenue
Revenue
•	Product revenue increased from the first nine months of fiscal 2005 to the first nine months of fiscal 2006, primarily due to a $25.6 million increase in sales from our CN 4200 product introduced in the third quarter of fiscal 2005, a $24.3 million increase in sales from our CoreDirector® family of intelligent optical core switches, a $20.7 million increase in sales from our core transport products and a $10.1 million increase in sales of our CNX-5™ Broadband DSL System.

•	Service revenue increased from the first nine months of fiscal 2005 to the first nine months of fiscal 2006, primarily due to increased sales of deployment services, maintenance and support services and product training services.

•	United States revenue increased from the first nine months of fiscal 2005 to the first nine months of fiscal 2006, primarily due to a $21.8 million increase in sales from our CoreDirector® family of intelligent optical core switches, a $19.1 million increase in sales from our core transport products, a $10.3 million increase from sales of our CNX-5™ Broadband DSL System and a $10.0 million increase from sales our CN 4200 product.

•	International revenue increased from the first nine months of fiscal 2005 to the first nine months of fiscal 2006, primarily due to a $15.7 million increase in sales from our CN 4200 product and a $10.7 million increase in sales from our Ethernet multiservice access products.
Gross profit
•	Gross profit as a percentage of revenue increased from the first nine months of fiscal 2005 to the first nine months of fiscal 2006 largely due to increased sales volume, sales of higher margin products and cost improvements resulting from our efforts to employ a global approach to sourcing components and manufacturing our products.

•	Gross profit on products as a percentage of product revenue increased from the first nine months of fiscal 2005 to the first nine months of fiscal 2006, primarily due to cost reductions and higher margin product mix.

•	Gross profit on services as a percentage of services revenue increased from the first nine months of fiscal

     2005 to the first nine months of fiscal 2006, primarily due to service rate stability in connection with our deployment services and reduced service overhead and deployment costs.
Operating expenses
     The table below (in thousands, except percentage data) sets forth the changes in operating expenses from the first nine months of fiscal 2005 to the first nine months of fiscal 2006.

	Nine Months Ended July 31,
					Increase
	2005	%*	2006	%*	(decrease)	%**
Research and development	$105,084	34.0	$84,508	20.9	$(20,576)	(19.6)
Selling and marketing	86,697	28.1	78,132	19.3	(8,565)	(9.9)
General and administrative	26,043	8.4	37,359	9.2	11,316	43.5
Amortization of intangible assets	30,268	9.8	18,885	4.7	(11,383)	(37.6)
Restructuring costs	15,245	4.9	16,037	4.0	792	5.2
Long-lived asset impairment	134	—	(6)	—	(140)	(104.5)
Provision for (recovery of) doubtful accounts, net	2,604	0.8	(2,990)	(0.7)	(5,594)	(214.8)
Gain on lease settlement	—	—	(11,648)	(2.9)	(11,648)	N/A

Total operating expenses	$266,075	86.0	$220,277	54.5	$(45,798)	(17.2)

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006
•	Research and development expense decreased from the first nine months of fiscal 2005 to the first nine months of fiscal 2006, primarily due to reductions of $11.8 million in employee compensation, $5.4 million in depreciation expense, and $1.8 million in prototype expense. The reduction in employee compensation was driven by headcount reductions.

•	Selling and marketing expense decreased from the first nine months of fiscal 2005 to the first nine months of fiscal 2006 due to reductions of $5.9 million in depreciation costs, $1.4 million in temporary import costs, $1.4 million in facility and information systems expense and $0.8 million in travel. These reductions were slightly offset by increases of $0.9 million in employee compensation. Salaries, bonuses and commissions increased by $2.5 million during the first nine months of fiscal 2006, offset by a reduction of $1.7 million in share-based compensation expense.

•	General and administrative expense increased from the first nine months of fiscal 2005 to the first nine months of fiscal 2006 due to an increase of $6.8 million in legal expense, primarily related to our patent litigation with Nortel Networks, $3.8 million in employee compensation and $1.2 million in audit fees partially offset by a decrease of $0.4 million in directors and officers insurance expense. Included in the legal expenses were $5.7 million in contingent fees paid to outside counsel and advisors connected with the settlement of the Nortel litigation. The increase in employee compensation included an increase of $1.8 million in share-based compensation expense.

•	Amortization of intangible assets costs decreased from the first nine months of fiscal 2005 to the first nine months of fiscal 2006 due to the write-off of intangible assets recorded in the fourth quarter of fiscal 2005.

•	Restructuring costs incurred during the first nine months of fiscal 2006 were primarily related to a $10.0 million charge associated with previously restructured unused facilities located in San Jose, CA, and $6.3 million in charges related to workforce reductions of approximately 155 employees and costs associated with the closure of facilities located in Kanata, Ontario; Shrewsbury, NJ and Beijing, China.

•	Provision for (recovery of) doubtful accounts, net for the first nine months of fiscal 2006 was related to the receipt of amounts due from customers from whom payment was previously deemed doubtful due to the customers’ financial condition.

•	Gain on lease settlement for the first nine months of fiscal 2006 was related to the termination of our obligations under the leases for our former Fremont, CA and Cupertino, CA facilities.
Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items from the first nine months of fiscal 2005 to the first nine months of fiscal 2006.

	Nine Months Ended July 31,
					Increase
	2005	%*	2006	%*	(decrease)	%**
Interest and other income, net	$22,058	7.1	$34,504	8.5	$12,446	56.4
Interest expense	$21,619	7.0	$18,016	4.5	$(3,603)	(16.7)
Gain (loss) on equity investments	$(8,986)	(2.9)	$215	0.1	$9,201	(102.4)
Gain on extinguishment of debt	$3,882	1.3	$7,052	1.7	$3,170	81.7
Provision for income taxes	$1,115	0.4	$989	0.2	$(126)	(11.3)

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006
•	Interest and other income, net increased from the first nine months of fiscal 2005 to the first nine months of fiscal 2006 due to higher interest rates.

•	Interest expense decreased from the first nine months of fiscal 2005 to the first nine months of fiscal 2006 due to the repurchase of a portion of our outstanding 3.75% convertible notes during fiscal 2005 and fiscal 2006.

•	Gain on extinguishment of debt for the first nine months of fiscal 2006 resulted from our repurchase of $106.5 million of our outstanding 3.75% convertible notes in open market transactions for $98.4 million. We recorded a gain on the extinguishment of debt in the amount of $7.1 million, which consists of the $8.1 million gain from the repurchase of the notes, less $1.0 million of associated debt issuance costs.

•	Provision for income taxes for the first nine months of fiscal 2005 and the first nine months of fiscal 2006 was primarily attributable to foreign tax related to Ciena’s foreign operations. We did not record a tax benefit for domestic losses during either period. We will continue to maintain a valuation allowance against certain deferred tax assets until sufficient evidence exists to support its reversal.
Liquidity and Capital Resources
     At July 31, 2006, our principal source of liquidity was cash and cash equivalents, short-term investments and long-term investments. The following table summarizes our cash and cash equivalents, short-term investments and long-term investments (in thousands):

	October 31,	July 31,	Increase
	2005	2006	(decrease)
Cash and cash equivalents	$358,012	$552,234	$194,222
Short-term investments	579,531	466,362	(113,169)
Long-term investments	155,944	187,074	31,130

Total cash, cash equivalents, short-term and long-term investment	$1,093,487	$1,205,670	$112,183

     The increase in total cash, cash equivalents and short-term and long-term investments during the first nine months of fiscal 2006 was primarily related to our issuance on April 10, 2006 of 0.25% Convertible Senior Notes due May 1, 2013, resulting in proceeds of $263.6 million, net of offering expenses, underwriting discounts and the $28.5 million cost of a call spread option purchased by Ciena. This increase was offset by $98.4 million of cash used to repurchase a portion of our outstanding 3.75% convertible notes. Cash, cash equivalents and short-term and long-term investments at July 31, 2006 also reflect $64.4 million of cash consumed in operating activities during the first nine months of fiscal 2006. Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our existing operations through at least the next 12 months.
     The following sections review the significant activities that had an impact on our cash during the first nine months of fiscal 2006.
Operating Activities
     The following tables set forth (in thousands) significant components of our $64.4 million of cash used in operating activities for the first nine months of fiscal 2006.
     Net loss

Nine Months
Ended
July 31, 2006
Net loss	$(12,486)

     Our net loss for the first nine months of fiscal 2006 included the significant non-cash items summarized in the following table (in thousands):

Gain on early extinguishment of debt	$(7,052)
Amortization of intangibles	21,788
Share-based compensation costs	10,953
Depreciation and amortization of leasehold improvements	13,173
Provision for warranty	10,885

Total significant non-cash charges	$49,747

     Accounts Receivable, Net
     Cash consumed by accounts receivable, net decreased from the first nine months of fiscal 2005 to the first nine months of fiscal 2006, due to reduced days sales outstanding (“DSO”). Ciena’s DSO’s for nine months ending July 31, 2005 and July 31, 2006 were 62 days and 60 days, respectively. The decrease in DSOs was primarily due to our recognition, during the first nine months of fiscal 2006, of deferred revenue for which we had previously received payment. We expect that our accounts receivable, net and DSOs may fluctuate from quarter to quarter, but generally will increase during the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007, due to the size and timing of orders, the timing of satisfaction of contractual acceptance criteria, and extended payment terms particularly related to our international customers.
     The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts balance from the end of fiscal 2005 through the third quarter of fiscal 2006.

	October 31,	July 31,	Increase
	2005	2006	(decrease)
Accounts receivable, net	$72,786	$89,638	$16,852

     Inventory, Net
     Cash consumed by inventory, net increased from the first nine months of fiscal 2005 to the first nine months of fiscal 2006, due to a combination of inventory purchased based on customer forecasts in advance of orders, finished goods inventory located at customer facilities awaiting contractual acceptance and contract manufacturer transitions to consolidate our supply chain and reduce product costs. As a result, Ciena’s inventory turns declined from 4.9 turns per year for the period ending July 31, 2005 to 2.6 turns per year for the period ending July 31, 2006. Our cash consumed by inventory has increased in recent quarters. We expect cash consumed by inventory will increase further in the fourth quarter of fiscal 2006.
     The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2005 through the third quarter of fiscal 2006.

	October 31,	July 31,	Increase
	2005	2006	(decrease)
Raw materials	$21,177	$29,389	$8,212
Work-in-process	3,136	5,524	2,388
Finished goods	47,615	81,451	33,836

Gross inventory	71,928	116,364	44,436
Reserve for excess and obsolescence	(22,595)	(20,543)	2,052

Net inventory	$49,333	$95,821	$46,488

     Restructuring and unfavorable lease commitments
     During the first nine months of fiscal 2006, we paid $23.6 million in connection with a termination of our obligations under leases for our former Fremont, CA and Cupertino, CA facilities. We paid an additional $8.3 million on leases related to restructured facilities and $7.1 million on leases associated with unfavorable lease commitments. The following table reflects (in thousands) the balance of liabilities for our restructured facilities and unfavorable lease commitments and the change in these balances from the end of fiscal 2005 through the third quarter of fiscal 2006.

	October 31,	July 31,	Increase
	2005	2006	(decrease)
Restructuring liabilities	$15,492	$9,413	$(6,079)
Unfavorable lease commitments	9,011	8,008	(1,003)
Long-term restructuring liabilities	54,285	28,218	(26,067)
Long-term unfavorable lease commitments	41,364	34,880	(6,484)

Total restructuring liabilites and unfavorable lease commitments	$120,152	$80,519	$(39,633)

     Interest Payable on Ciena’s Convertible Notes
     Interest on Ciena’s outstanding 3.75% convertible notes, due February 1, 2008, is payable on February 1st and August 1st of each year. During the first nine months of fiscal 2006, Ciena paid $11.5 million in interest on the 3.75% convertible notes.
     Interest on Ciena’s outstanding 0.25% convertible senior notes, due May 1, 2013, is payable on May 1st and November 1st of each year, commencing on November 1, 2006.
     The following table reflects (in thousands) the balance of interest payable and the change in this balance from the fourth quarter of fiscal 2005 through the third quarter of fiscal 2006.

	October 31,	July 31,	Increase
	2005	2006	(decrease)
Accrued interest payable	$6,082	$10,398	$4,316
Financing Activities
     Cash provided by financing activities during the first nine months of fiscal 2006 was primarily related to a public offering of 0.25% Convertible Senior Notes, due May 1, 2013, in aggregate principal amount of $300.0 million that was completed during the second quarter of fiscal 2006. Associated with the offering, we purchased a call spread option on our common stock for $28.5 million and paid debt issuance costs of $7.9 million. During the first nine months of fiscal 2006, we also repurchased $106.5 million of our outstanding 3.75% convertible notes, due February 1, 2008, in open market transactions for $98.4 million. We also received $22.2 million from the exercise of employee stock options and employee participation in Ciena’s employee stock purchase plan.
Contractual Obligations
     The following is a summary of our future minimum payments under contractual obligations as of July 31, 2006 (in thousands):

		Less than one	One to three	Three to five
	Total	year	years	years	Thereafter
Convertible notes (1)	$888,225	$31,296	$553,929	$1,500	$301,500
Operating leases	133,339	27,088	47,252	39,094	19,905
Purchase obligations (2)	112,841	112,841	—	—	—

Total.	$1,134,405	$171,225	$601,181	$40,594	$321,405

(1)	Our outstanding 3.75% convertible notes, due February 1, 2008, have an aggregate principal amount of $542.3 million. Interest is payable on February 1st and August 1st of each year. Our outstanding 0.25% convertible senior notes, due May 1, 2013, have an aggregate principal amount of $300.0 million. Interest on these notes is payable on November 1st and May 1st of each year, beginning on November 1, 2006.

(2)	Purchase commitments relate to amounts we are obligated to pay to our contract manufacturers and component suppliers for inventory.
     Some of our commercial commitments, including some of the future minimum payments set forth above, are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of July 31, 2006 (in thousands):

		Less than one	One to three	Three to five
	Total	year	years	years	Thereafter
Standby letters of credit	$11,542	$11,442	$100	$—	$—

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
Revenue Recognition
     Some of our communications networking equipment is integrated with software that is essential to the functionality of the equipment. We provide unspecified software upgrades and enhancements related to the equipment through our maintenance contracts for these products. Accordingly, we account for revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Customer purchase agreements and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. The amount of product and service revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of revenue recognition. Our total deferred revenue for products was $14.5 million and $7.8 million as of October 31, 2005 and July 31, 2006, respectively. Our service revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $29.0 million and $34.8 million as of October 31, 2005 and July 31, 2006, respectively.
Share-Based Compensation
     On November 1, 2005, Ciena adopted SFAS 123(R), “Shared-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options, restricted stock, restricted stock units and participation in Ciena’s employee stock purchase plan. Share-based compensation expense recognized in Ciena’s consolidated statement of operations for the third quarter of fiscal 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of October 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to October 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).
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
Reserve for Inventory Obsolescence
     Ciena writes down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the first nine months of fiscal 2006, we recorded a charge of $6.2 million primarily related to excess inventory due to a change in forecasted sales for certain products. In an effort to limit our exposure to delivery delays and to satisfy customer needs for shorter delivery terms, we have transitioned our manufacturing operations from the build-to-order model we have used in recent years, to a build-to-forecast model for some of our product lines, including core transport and switching and metro transport. This change in our inventory purchases exposes us to the risk that our customers will not order those products for which we have forecasted sales, or will purchase less than we have forecasted. If actual market conditions differ from those we have assumed, we may be required to take additional inventory write-downs or benefits.
Restructuring
     As part of its restructuring costs, Ciena provides for the estimated cost of the net lease expense for facilities that are no longer being used. The provision is equal to the fair value of the minimum future lease payments under our contracted lease obligations, offset by the fair value of the estimated sublease payments that we may receive. As of July 31, 2006, Ciena’s accrued restructuring liability related to net lease expense and other related charges was $37.4 million. The total minimum lease payments for these restructured facilities are $48.2 million. These lease payments will be made over the remaining lives of our leases, which range from one month to thirteen years. If actual market conditions are different than those we have projected, we are required to recognize additional restructuring costs or benefits associated with these facilities. During the first nine months of fiscal 2006, we have recognized net adjustments resulting in restructuring costs of $9.7 million, which includes a $10.0 million adjustment during the third quarter of fiscal 2006 relating to our unused San Jose, CA facilities.
Accounts Receivable Trade, Net

     Ciena’s allowance for doubtful accounts is based on our assessment, on a specific identification basis, of the collectibility of customer accounts. Ciena performs ongoing credit evaluations of its customers and generally has not required collateral or other forms of security from its customers. In determining the appropriate balance for Ciena’s allowance for doubtful accounts, management considers each individual customer account receivable in order to determine collectibility. In doing so, management considers creditworthiness, payment history, account activity and communication with such customer. If a customer’s financial condition changes, Ciena may be required to take a charge for an allowance for doubtful accounts. During the first nine months of fiscal 2006, Ciena recorded the recovery of a doubtful account in the amount of $3.0 million as a result of the receipt of amounts due from customers from whom payment was previously deemed doubtful due to the customers’ financial condition.
Goodwill
     At July 31, 2006, Ciena’s consolidated balance sheet included $232.0 million in goodwill. In accordance with SFAS 142, Ciena tests its goodwill for impairment on an annual basis, and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. If actual market conditions differ or forecasts change at the time of our annual assessment in fiscal 2006 or in periods prior to our annual assessment, we may be required to record additional goodwill impairment charges.
     As described in the “Overview” above, we have eliminated our former operating segments and have discontinued reporting our results of operations on a segment basis. In accordance with SFAS 142, goodwill is allocated and assessed at a reporting unit level. SFAS 142 delineates a reporting unit as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management reviews the operating results of that component. Our former operating segments had no component operations below the operating segment level. Our operating segments were considered the reporting units for purposes of goodwill allocation and assessment. As of the third quarter of fiscal 2006, we no longer manage our business, allocate resources or evaluate operating performance on the basis of discrete financial information about our former operating segments and consequently our goodwill allocations and assessments are made on a single reporting unit basis.
Intangible Assets
     As of July 31, 2006, Ciena’s consolidated balance sheet included $98.5 million in other intangible assets, net. We account for the impairment or disposal of long-lived assets such as equipment, furniture, fixtures, and other intangible assets in accordance with the provisions of SFAS 144. In accordance with SFAS 144, Ciena tests each intangible asset for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. If actual market conditions differ or forecasts change, we may be required to record additional impairment charges in future periods.
Investments
     As of July 31, 2006, Ciena’s minority investments in privately held technology companies were $6.5 million. These investments are generally carried at cost because Ciena owns less than 20% of the voting equity and does not have the ability to exercise significant influence over any of these companies. These investments are inherently high risk as the market for technologies or products manufactured by these companies are usually early stage at the time of the investment by Ciena and such markets may never materialize or become significant. Ciena could lose its entire investment in some or all of these companies. Ciena monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. If market conditions, expected financial performance or the competitive position of the companies in which we invest deteriorate, Ciena may be required to record an additional charge in future periods.
Deferred Tax Valuation Allowance
     As of July 31, 2006, Ciena has recorded a valuation allowance of $1.2 billion against our net deferred tax assets of $1.2 billion. We calculated the valuation allowance in accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence such as operating results during the most recent three-year period is given more weight than forecasted results, due to our current lack of visibility and the degree of uncertainty that we will achieve the level of future profitability needed to record the deferred assets. Our cumulative loss in the most recent three-year period represents sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.
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
     Interest Rate Sensitivity. Ciena maintains a short-term and long-term investment portfolio. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at July 31, 2006, the fair value of the portfolio would decline by approximately $50.3 million.
     Foreign Currency Exchange Risk. As a global concern, Ciena faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on Ciena’s financial results. Historically, Ciena’s primary exposures have been related to non-dollar denominated operating expenses in Europe and Asia where Ciena sells primarily in U.S. dollars. Ciena is prepared to hedge against fluctuations in foreign currency if this exposure becomes material. As of July 31, 2006, the assets and liabilities of Ciena related to non-dollar denominated currencies were not material. Therefore, we do not expect an increase or decrease of 10% in the foreign exchange rate would have a material impact on Ciena’s financial position.
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
     On June 16, 2006, Ciena and Nortel Networks, Inc. and Nortel Networks Limited (collectively, “Nortel”) entered into an agreement in principle to settle both of the patent lawsuits pending in the United States District Court for the Eastern District of Texas, Marshall Division, which were originally filed on January 18, 2005 and April 17, 2006. On August 4, 2006, the parties signed a definitive settlement and long-term patent cross-license.
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
     The markets in which we compete for sales of networking equipment, software and services are extremely competitive, particularly the market for sales to telecommunications service providers. Competition in these markets is based on any one or a combination of the following factors: price, functionality, manufacturing capability, installation, services, existing business and customer relationships, scalability and the ability of products and services to meet the immediate and future network requirements of customers. A small number of very large companies have historically dominated the communications networking equipment industry. Many of our competitors have substantially greater financial, technical and marketing resources, greater manufacturing capacity and better established relationships with telecommunications carriers and other potential customers than us. Recent consolidation activity among large networking equipment providers has the effect of causing our competitors to grow even larger and more powerful, magnifying their strategic advantages. On April 2, 2006, Alcatel and Lucent announced a definitive agreement to merge, and on June 19, 2006, Nokia and Siemens agreed to combine their communications service provider businesses to create a new joint venture. These mergers, should they occur, may adversely affect our competitive position. We also compete with low-cost producers in China that can influence pricing pressure and a number of smaller companies that provide significant competition for a specific product, customer segment or geographic market. These competitors often base their products on the latest available technologies. Due to the narrower focus of their efforts, these competitors may achieve commercial availability of their products more quickly and may be more attractive to customers.
     Increased competition in our markets has resulted in aggressive business tactics, including:
•	intense price competition;

•	discounting the sale of used equipment or inventory that a competitor has written down or written off;

•	early announcements of competing products and extensive marketing efforts;

•	“one-stop shopping” options;

•	competitors offering to repurchase our equipment from existing customers;

•	customer financing assistance;

•	marketing and advertising assistance; and

•	intellectual property assertions and disputes.
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
     The last few years have seen substantial changes in the communications industry. Many of our customers and potential customers, including telecommunications service providers that have historically provided a significant portion of our sales, have confronted static or declining revenue for their traditional voice services. Traditional communications service providers are under increasing competitive pressure from providers within their industry and other participants that offer, or seek to offer, overlapping or similar services. These pressures are likely to continue to cause communications service providers to seek to minimize the costs of the equipment that they buy and may cause static or reduced capital expenditures by customers or potential customers. These competitive pressures may also result in pricing becoming a more important factor in customer purchasing decisions. Increased focus on pricing may favor low-cost vendors and larger competitors that can spread the effect of price discounts across a broader offering of products and services and across a larger customer base.
     Several large communications service providers have recently completed merger transactions. These include the mergers of Verizon and MCI, and SBC and AT&T, all of which have been significant customers during prior periods. In addition, AT&T has announced plans to acquire BellSouth, which has also been a significant customer during prior periods. Mergers among significant customers have increased our concentration of revenues. These mergers will also have a major impact on the future of the telecommunications industry. They will further increase concentration of purchasing power among a few large service providers and may result in delays in, or the curtailment of, investments in communications networks, as a result of changes in strategy, network overlap, cost reduction efforts or other considerations. These industry conditions may negatively affect our business, financial condition and results of operation.
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
     Other factors contribute to fluctuations in our revenue and operating results, including:
•	the level of demand for our products and the timing and size of customer orders, particularly from telecommunications service provider customers;

•	satisfaction of contractual customer acceptance criteria and related revenue recognition requirements;

•	delays, changes to or cancellation of orders from customers;

•	the availability of an adequate supply of components and sufficient manufacturing capacity;

•	the introduction of new products by us or our competitors;

•	readiness of customer sites for installation;

•	changes in accounting rules; and

•	changes in general economic conditions as well as those specific to our market segments.
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
     Our gross margin fluctuates from period to period and our product gross margin may be adversely affected by numerous factors, including:
•	increased price competition, including competition from low-cost producers in China;

•	the mix in any period of higher and lower margin products and services;

•	sales volume during the period;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our products;

•	our ability to continue to reduce product manufacturing costs;

•	introduction of new products, with initial sales at relatively small volumes with resulting higher production costs; and

•	increased warranty or repair costs.
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
     The development and production of new products, and enhancements to existing products, are complicated and often involve problems with software, components and manufacturing methods. We have introduced new or upgraded products in recent quarters and product performance problems are often more acute for initial deployments of new products and product enhancements. Modifying our products to enable customers to integrate them into a new type of network architecture entails similar risks. If significant reliability, quality, or network monitoring problems develop as a result of our product development, manufacturing or integration, a number of negative effects on our business could result, including:
•	increased costs associated with fixing software or hardware defects, including service and warranty expenses;

•	payment of liquidated damages for performance failures;

•	high inventory obsolescence expense;

•	delays in collecting accounts receivable;

•	reduced orders from existing or potential customers; and

•	damage to our reputation.
     Because we outsource manufacturing to contract manufacturers and use a direct order fulfillment model for certain of our products, we may be subject to product performance problems resulting from the acts or omissions of these third parties. These product performance problems could damage our business reputation and negatively affect our sales.
The steps that we have taken to restructure our operations and align our resources with market opportunities could disrupt our business and affect our results of operations.
     We have taken several steps, including reductions in force, office closures, and internal reorganizations to reduce the size and cost of our operations and to better match our resources with our market opportunities. We may continue to make changes to our operations and allocation of resources in order to improve efficiency and reduce operating expense. These efforts could be disruptive to our business. In recent fiscal quarters, these actions have focused on consolidating and restructuring our research and development resources in order to transition away from product-based or location-specific development and leverage our engineering resources across a wider range of product and solutions sets. Reductions to headcount and other cost cutting measures may result in the loss of technical expertise that could adversely affect our research and development efforts and ability to meet product development schedules. In addition, we have established a development operation in India and expect to increase hiring of personnel for this facility. Modification of research and development strategies, changes in allocation of resources and decisions to discontinue or cease to enhance products, could be disruptive to our relationships with customers and could limit new business opportunities for affected products.
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
     In recent years, we have placed the majority of our orders to manufacture components or complete assemblies for many of our products only when we have firm orders from our customers. Because this practice can result in delays in the delivery of products to customers, we are increasingly ordering equipment and components from our suppliers and contract manufacturers based on forecasts of customer demand across all of our products. We believe this change is necessary in response to increased customer insistence upon shortened delivery terms. This change in our inventory purchases exposes us to the risk that our customers will not order those products for which we have forecasted sales, or will purchase fewer than the number of products we have forecasted. Our purchase agreements generally do not require that customers guarantee any purchase levels and we may purchase inventory based on forecasted sales and in anticipation of purchases that never come to fruition. As a result, we may be required to write off inventory. We may also be required to write off inventory as a result of the effect of environmental regulations such as the Restriction of the Use of Certain Hazardous Substances (RoHS), which was adopted by the European Union and became effective on July 1, 2006. As a result of previous component purchases that we based on forecasted sales, we currently hold inventory that includes non-compliant components. If we are unable to locate alternate demand for these non-compliant components outside of the European Union, we may be required to write off or write down this inventory. If we are required to write off, or write down inventory, it may result in an accounting charge that could materially affect our results of operations for the quarter in which such charge occurs.
Network equipment sales to large communications service providers often involve, lengthy sales cycles and protracted contract negotiations and may require us to assume terms or conditions that negatively affect our pricing, payment and timing of revenue recognition.
     In recent years we have sought to add large, communication service providers as customers for our products, software and services. Our future success will depend on our ability to maintain and expand our sales to existing customers and add new customers. Many of our competitors have long-standing relationships with communications service providers, which can pose significant obstacles to our sales efforts. Sales to large communications service providers typically involve lengthy sales cycles, protracted or difficult contract negotiations, and extensive product testing and network certification. We are sometimes required to assume terms or conditions that negatively affect pricing, payment and the timing of revenue recognition in order to consummate a sale. This may negatively affect the timing of revenue recognition, which would, in turn, negatively affect our results of operations. Communications service providers may ultimately insist upon terms and conditions, that we deem too onerous or not in our best interest. As a result, we may incur substantial expenses and devote time and resources to potential relationships that never materialize.
Continued shortages in component supply or manufacturing capacity could increase our costs, adversely affect our results of operations and constrain our ability to grow our business.
     As we have expanded our product portfolio, increased our use of contract manufacturers and increased our product sales in recent years, manufacturing capacity and supply constraints related to components and subsystems have become increasingly significant issues for us. We have encountered and continue to experience component shortages that have affected our operations and ability to deliver products timely to customers. Growth in customer demand for the communications networking products supplied by us, our competitors and other third parties, has resulted in supply constraints among providers of some components used in our products. In addition, environmental regulations, such as the Restriction of the Use of Certain Hazardous Substances (RoHS) adopted by the European Union, have resulted in increased demand for compliant components from suppliers. As a result, we may experience delays or difficulty obtaining compliant components from suppliers. Component shortages and manufacturing capacity constraints may also arise, or be exacerbated by difficulties with our suppliers or contract manufacturers, or our failure to adequately forecast our component or manufacturing needs. If shortages or delays persist or worsen, the price of required components may increase, or the components may not be available at all. If we are unable to secure the components or subsystems that we require at reasonable prices, or are unable to secure manufacturing capacity adequate to meet our needs, we may experience delivery delays and may be unable to satisfy our contractual obligations to customers. These delays may cause us to incur liquidated damages to customers and negatively affect our revenue and gross margin. Shortages in component supply or manufacturing capacity could also limit our opportunities to pursue additional growth or revenue opportunities and could harm our business reputation and customer relationships.
We must continue to make substantial and prudent investments in product development in order to keep pace with technological advances and succeed in existing and new markets for our products.
     In order to be successful, we must balance our initiatives to reduce our operating costs against the need to keep pace with technological advances. The market for communications networking equipment, software and services is characterized by rapid technological change, frequent introductions of new products, and recurring changes in customer requirements. To succeed, we must continue to develop new products and new features for existing products that meet customer requirements and market demand. In addition, we must be able to identify and gain access, including any applicable third party licenses, to new technologies as our market segments evolve. Because our market segments are constantly evolving, our research and development strategy and allocation of development resources must be dynamic. We may decide that changes in demand, technology or other market conditions no longer warrant continued investment in a product or technology. These decisions are difficult and may be disruptive to our business and our relationships with customers. We may fail to develop products that incorporate new technologies highly sought after by customers. We may also allocate development resources toward products or technologies for which market demand is ultimately lower than anticipated. Managing our efforts to keep pace with new technologies and reduce operating expense is difficult and there is no assurance that we will be successful.
We may not be successful in selling our products into new markets and developing and managing new sales channels.
     We continue to take steps to sell our expanded product portfolio into new geographic markets and to a broader customer base, including communications service providers, enterprises, cable operators, and federal, state and local governments. To succeed in these markets, we believe we must develop and manage new sales channels and distribution arrangements. We expect these relationships to be an increasingly important part of the growth of our business and our efforts to increase revenues. Because we have only limited experience in developing and managing such channels, we may not be successful in reaching additional customer segments, expanding into new geographic regions, or reducing the financial risks of entering new markets and pursuing new customer segments. We may expend time, money and other resources on channel relationships that are ultimately unsuccessful. In addition, sales to federal, state and local governments require compliance with complex procurement regulations with which we have little experience. We may be unable to increase our sales to government contractors if we determine that we cannot comply with applicable regulations. Our failure to comply with regulations for existing contracts could result in civil, criminal or administrative proceedings involving fines and suspension or debarment from federal government contracts. Failure to manage additional sales channels effectively would limit our ability to succeed in these new markets and could adversely affect our ability to grow our customer base and revenues.
We may be required to take further write-downs of goodwill and other intangible assets.
     As of July 31, 2006, we had $232.0 million of goodwill on our balance sheet. This amount primarily represents the remaining excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At July 31, 2006, we had $98.5 million of other intangible assets on our balance sheet. The amount primarily reflects purchased technology from our acquisitions. At July 31, 2006, goodwill and other intangible assets represented approximately 18.1% of our total assets. During the fourth quarter of 2005, we incurred a goodwill impairment charge of approximately $176.6 million and an impairment of other intangibles of $45.7 million. If we are required to record additional impairment charges related to goodwill and other intangible assets, such charges would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our earnings per share or net loss per share could be materially adversely affected in such period.
We may experience unanticipated delays in the development and enhancement of our products that may negatively affect our competitive position and business.
     Because our products are based on complex technology, we can experience unanticipated delays in developing, improving, manufacturing or deploying them. Each step in the development life cycle of our products presents serious risks of failure, rework or delay, any one of which could decrease the timing and cost effective development of such product and could affect customer acceptance of the product. Unexpected intellectual property disputes, failure of critical design elements, and a host of other execution risks may delay or even prevent the introduction of these products. Our development efforts may also be affected, particularly in the near term, by our decision to restructure development functions around technology sets rather than product lines, and to offshore certain development work to our new operations in India. If we do not develop and successfully introduce products in a timely manner, our competitive position may suffer and our business, financial condition and results of operations would be harmed.
We must manage our relationships with contract manufacturers to ensure that our product requirements are met timely and effectively.
     We rely on contract manufacturers to perform the majority of the manufacturing operations for our products and components, and are increasingly utilizing overseas suppliers, particularly in Asia. Because contract manufacturers are subject to many of the same risks as equipment vendors serving the communications industry, many contract manufacturers have experienced their own financial difficulties in recent years. The qualification of our contract manufacturers is a costly and time-consuming process, and these manufacturers build product for other companies, including our competitors. We are constantly reviewing our manufacturing capability, including the work of our contract manufacturers to ensure that our production requirements are met in terms of cost, capacity, quality and reliability. From time to time, we may decide to transfer the manufacturing of a product from one contract manufacturer to another, to better meet our production needs. It is possible that we may not effectively manage this transition or the new contract manufacturer may not perform as well as expected. As a result, we may not be able to fill orders in a timely manner, which could harm our business. In addition, we do not have contracts in place with some of these providers. Our inability to effectively manage our relationships with our contract manufacturers, particularly overseas, could negatively affect our business and results of operations.
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
     Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. This is likely to become an increasingly important issue as we expand our product development into India and the manufacture of products and components to contract manufacturers in China. These and other international operations could expose us to a lower level of intellectual property protection than in the United States. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps that we are taking will prevent unauthorized use of our technology. If competitors are able to use our technology, our ability to compete effectively could be harmed.
     In recent years, we have filed suit to enforce our intellectual property rights. From time to time, we have also been subject to litigation and other third party intellectual property claims, including as a result of our indemnification obligations to customers or resellers that purchase our products. The frequency of these assertions is increasing as patent holders, including entities that are not in our industry and that purchase patents as an investment or to monetize such rights by obtaining royalties, use infringement assertions as a competitive tactic and a source of additional revenue. Intellectual property claims can significantly divert the time and attention of our personnel and result in costly litigation. Intellectual property infringement claims can also require us to pay substantial royalties, enter into license agreements and/or develop non-infringing technology. Accordingly, the costs associated with third party intellectual property claims could adversely affect our business, results of operations and financial condition.
Our international operations could expose us to additional risks and result in increased operating expense.
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
     International operations are subject to inherent risks, and our future results could be adversely affected by a number of factors, including:
•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulties and costs of staffing and managing foreign operations;

•	the impact of recessions in economies outside the United States;

•	reduced protection for intellectual property rights in some countries;

•	adverse tax consequences;

•	political and economic instability;

•	trade protection measures, export compliance, qualification to transact business and other regulatory requirements;

•	effects of changes in currency exchange rates; and

•	natural disasters and epidemics.
Our efforts to offshore certain development resources and operations to India may not be successful and may expose us to unanticipated costs or liabilities.
     We have established a development operation in India and expect to increase hiring of personnel for this facility during the remainder of fiscal 2006 and into fiscal 2007. We have limited experience in offshoring our business functions, particularly development operations, and there is no assurance that our plan will enable us to achieve meaningful cost reductions or greater resource efficiency. Further, offshoring to India involves significant risks, including:
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
     If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively. If we lose members of our management team or other key personnel, it may be difficult to replace them. Competition to attract and retain highly skilled technical and other personnel with experience in our industry can be intense and our employees have been the subject of targeted hiring by our competitors. Because we generally do not have employment contracts with our employees, we must rely upon providing competitive compensation packages and a high-quality work environment in order to retain and motivate employees. In addition, we have informed employees that we will not be issuing stock options at the same level as historical grants. In addition to these compensation issues, we must continue to motivate and retain employees, which may be difficult due to morale challenges posed by our workforce reductions in prior periods and efforts to offshore certain development operations.
We may be required to assume warranty, service, development and other unexpected obligations in connection with our resale of complementary products of other companies.
     We have entered into agreements with strategic partners that permit us to distribute the products of other companies. As part of our strategy to diversify our product portfolio and customer base, we may enter into additional resale and original equipment manufacturer agreements in the future. To the extent we succeed in reselling the products of these companies, we may be required by customers to assume certain warranty, service and development obligations. While our suppliers often agree to support us with respect to these obligations, we may be required to extend greater protection in order to effect a sale. Moreover, some of the companies whose products we resell are relatively small companies with limited financial resources. If they are unable to satisfy these obligations, we may have to expend our own resources to do so. This risk is amplified because the equipment that we are selling has been designed and manufactured by other third parties and may be subject to warranty claims, the magnitude of which we are unable to evaluate fully. We may be required to assume warranty, service, development and other unexpected obligations in connection with our resale of complementary products of other companies.
Our strategy of pursuing strategic acquisitions and investments may expose us to increased costs and unexpected liabilities.
     Our business strategy includes acquiring or making strategic investments in other companies to add complementary products and services, expand the markets we address, diversify our customer base and acquire or accelerate the development of products incorporating new technologies sought after by our customers. To do so, we may use cash, issue equity that would dilute our current shareholders’ ownership, incur debt or assume indebtedness. Strategic investments and acquisitions involve numerous risks, including:
•	difficulties in integrating the operations, technologies and products of the acquired companies;

•	diversion of management’s attention;

•	potential difficulties in completing projects of the acquired company and costs related to in-process;

•	the potential loss of key employees of the acquired company;

•	subsequent amortization expenses related to intangible assets and charges associated with impairment of goodwill;

•	ineffective internal controls over financial reporting for purposes of Section 404 of the Sarbanes-Oxley Act;

•	dependence on unfamiliar supply partners; and

•	exposure to unanticipated liabilities, including intellectual property infringement claims.
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
     At July 31, 2006, indebtedness on outstanding 3.75% Convertible Notes due February 1, 2008 and 0.25% Convertible Senior Notes due May 1, 2013 totaled $842.3 million in aggregate principal. Our indebtedness and repayment obligations could have important negative consequences, including:
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
Our stock price is volatile.
     Our common stock price has experienced substantial volatility in the past, and may remain volatile in the future. Volatility can arise as a result of a number of the factors discussed in this “Risk Factors” section, as well as divergence between our actual or anticipated financial results and published expectations of analysts, and announcements that we, our competitors, or our customers may make. Volatility in our common stock price may also be affected by the one-for-seven reverse stock split of our common stock to be effective following the close of business on September 22, 2006. There is no assurance that the reverse stock split will have the intended effect of attracting a broader base of institutional and other investors. Following the reverse stock split, the price per Ciena share may not remain at or above the split adjusted price on the effective date. Moreover, by reducing the number of shares outstanding, the reverse stock split may adversely affect trading liquidity in our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) — (b) Not applicable.
(c) As initially disclosed in our Form 10-Q for the first quarter of fiscal 2005, Ciena does not repurchase its shares in open market transactions. Ciena’s stock repurchase activity has consisted solely of Ciena’s repurchase of outstanding shares in private transactions with certain former employees. Pursuant to the terms of equity compensation plans and certain award agreements that Ciena assumed in connection with its acquisitions of WaveSmith Networks, Inc. and Catena Networks Inc., employees were permitted to exercise certain stock options prior to vesting. Under these plans, upon the employee’s termination of employment, Ciena was granted the right to repurchase the shares issued, to the extent that the option had not vested, at the grantee’s exercise price. If Ciena determined not to exercise this repurchase right, the shares vested and remained owned by the grantee. As of May 1, 2006, no shares remained subject to repurchase pursuant to the terms above and Ciena’s repurchase rights related to these equity awards had lapsed.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Additional disclosures that would otherwise be required pursuant to Form 8-K:

Item 3.03 — Material Modification to Rights of Security Holders.
     At Ciena’s annual meeting on March 15, 2006, shareholders approved a proposal to authorize the Board of Directors, in its discretion, to effect a reverse stock split at one of three approved ratios, at any time prior to the 2007 annual meeting, without further action by shareholders. On August 30, 2006, our Board of Directors approved a one-for-seven (1-for-7) reverse stock split of our common stock.
     The reverse stock split will become effective at 5:00 p.m., Eastern Time, on September 22, 2006. Pursuant to the reverse stock split, each seven shares of authorized and outstanding common stock will be reclassified and combined into one new share of common stock. As of the opening of the NASDAQ Global Select Market on September 25, 2006, Ciena’s common stock will begin trading on a split-adjusted basis. For a period of approximately 20 trading days after the reverse stock split becomes effective, NASDAQ will append a “D” to Ciena’s stock symbol (CIEN) in order to inform the investment community of the reverse stock split.
     In connection with the reverse stock split, the number of shares of common stock authorized under Ciena’s Third Restated Certificate of Incorporation will be reduced from 980 million to 140 million shares, without any change in par value per common share. After the reverse stock split, Ciena will have approximately 84.7 million shares of common stock outstanding. The reverse split will not change the number of shares of Ciena preferred stock authorized, which will remain at 20 million.
     No fractional shares of common stock will be issued in connection with the reverse stock split. Instead, Ciena’s transfer agent, Computershare Shareholder Services, will aggregate all fractional shares collectively held by Ciena shareholders into whole shares and arrange for them to be sold on the open market. Shareholders otherwise entitled to fractional shares will receive a cash payment in lieu of the fractional share, in an amount equal to the shareholder’s pro rata share of the total net proceeds of these sales. Shareholders will not be entitled to receive interest for the period of time between the effective date of the reverse stock split and the date the shareholder receives his or her cash payment. Shareholders holding fewer than seven shares of Ciena common stock will receive only cash in lieu of fractional shares and will no longer hold any shares of Ciena common stock as of the effective time of the reverse stock split.
     The exercise or conversion price, as well as the number of shares that can be issued, under outstanding stock options, warrants and convertible notes will be proportionately adjusted to reflect the reverse stock split. The number of shares authorized for issuance under Ciena’s equity compensation plans will also be proportionately adjusted following the reverse stock split. Pursuant to the terms of Ciena’s Rights Agreement, the number of rights attached to each share of common stock will be proportionately increased to reflect the reverse stock split.
Item 5.02 — Election of Director
     (d) On August 30, 2006, the Board of Directors increased the size of the Board to nine directors and appointed Bruce L. Claflin to fill the newly created vacancy. Mr. Claflin was appointed to a vacancy in Class III on the Board. The term of office of Class III directors does not expire until the 2009 annual meeting. In accordance with Ciena’s Principles of Corporate Governance, however, Mr. Claflin will stand for election by stockholders at the annual meeting of shareholders in 2007 to serve in Class III.

Item 6. Exhibits

Exhibit	Description

10.1	Amended and Restated 2003 Employee Stock Purchase Plan (as amended on May 30, 2006)*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIENA CORPORATION
Date: August 31, 2006	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date: August 31, 2006	By:	/s/ Joseph R. Chinnici
Joseph R. Chinnici
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)