Form 10-K
period 2006-10-31
CIENA CORP
filed 2007-01-10
CIK 936395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-21969
Ciena Corporation
(Exact name of registrant as specified in its charter)

Delaware	23-2725311
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

1201 Winterson Road, Linthicum, MD	21090-2205
(Address of principal executive offices)	(Zip Code)
(410) 865-8500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	The NASDAQ Stock Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $2,035,851,758, based on the closing price of the Common Stock on the NASDAQ Global Select Market on April 28, 2006.
The number of shares of Registrant’s Common Stock outstanding as of December 15, 2006 was 84,939,780.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of the Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2007 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

PART I
     The information in this annual report contains certain forward-looking statements, including statements related to markets for our products and services and trends in our business that involve risks and uncertainties. Our actual results may differ materially from the results discussed in these forward-looking statements. Factors that might cause such a difference include those discussed in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this annual report.
Item 1. Business
Overview
     Ciena Corporation is a supplier of communications networking equipment, software and services that support the delivery and transport of voice, video and data services. Our products are used in communications networks operated by telecommunications service providers, cable operators, governments and enterprises across the globe. We specialize in transitioning legacy communications networks to converged, next-generation architectures, capable of efficiently delivering a broader mix of high-bandwidth services. By improving network productivity, reducing costs and enabling integrated service offerings, our optical, data and broadband access platforms create business and operational value for our customers.
     During the past several years, we have taken a number of significant steps to position Ciena to take advantage of market opportunities we see arising from increased demand for a broader mix of high-bandwidth services and new communications applications. Consumer demand for high-speed voice, video and data services and enterprise demand for reliable and secure connectivity are driving network transition to more efficient, simplified network infrastructures, better suited to handle higher bandwidth, multiservice traffic. To pursue these opportunities, we have expanded our product portfolio and enhanced product functionality through internal development, acquisition and partnerships. We have sought to build upon our historical expertise in core optical networking by adding complementary products in the metro and access portions of communications networks. This strategy has enabled us to increase penetration of our historical telecommunications service provider customers with additional products, and allowed us to broaden our addressable markets to include customers in the cable, government and enterprise markets.
Financial Overview – Fiscal 2006
     We had revenue of $564.1 million for our fiscal year ended October 31, 2006, an increase of 32.0% from fiscal 2005 revenue of $427.3 million. We manage our business in one operating segment. The matters discussed in this “Business” section should be read in conjunction with the Consolidated Financial Statements found under Item 8 of Part II of this annual report, which includes additional financial information about our total assets, revenue, measures of profits and loss and financial information about geographic areas.
Corporate Information and Access to SEC Reports
     Ciena Corporation was incorporated in Delaware in November 1992, and completed its initial public offering on February 7, 1997. Our principal executive offices are located at 1201 Winterson Road, Linthicum, Maryland 21090. Our telephone number is (410) 865-8500, and our web site address is www.ciena.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge on the Investor Relations page of our web site as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission. Information contained on our web site is not a part of this annual report.
Industry Background
     The markets for communications networking equipment have been subject to dynamic changes in recent years, affecting the revenue and profitability of equipment providers like Ciena. Following a period of expansive growth, the telecommunications market was significantly affected by a tightening of capital markets that began in late 2000. Aggressive network builds by communications service providers in anticipation of rapid traffic growth resulted in overcapacity. In response, communications service providers curtailed network build-outs and dramatically reduced their overall capital spending. As a result, Ciena experienced significant revenue declines from 2001 to 2003.

     At the same time, a number of competitive threats emerged dramatically affecting communications service providers. Service providers faced new competitors, new technologies and intense price competition. In North America, the entry of the regional bell operating companies into the long-distance market led to deteriorating business models and uncertain futures for traditional long-distance carriers. At the same time, wireless displacement of traditional voice revenue and increased availability of broadband access from cable operators threatened the business model of the regional bell operating companies. Similar trends were also occurring outside of the United States, with increasing competition among traditional voice, wireless and satellite carriers to provide similar or overlapping services.
     As competition among communications service providers increased, the needs of some of their largest customers were changing. Increased reliance on information technology combined with world events, such as natural disasters and security issues, brought concerns of network reliability and business continuity to the forefront. In addition, competition among communications networking equipment providers and reduced demand for their products provided opportunities to purchase communications equipment and services at reduced costs. As a result, many large enterprises and government agencies decided to build their own, secure private networks, some on a global scale.
Industry Trends
     While the industry dynamics and market forces described above have had a significant effect on the competitive landscape and business prospects of our customers and our competitors alike, overall traffic on service provider networks has continued to grow. Expanding consumer and enterprise reliance upon voice, video and data communications has increased demand for network bandwidth, absorbing previous excess capacity. In addition, communications service providers have sought to augment or replace traditional revenue by offering a broader mix of new revenue-generating services. As a result of improving conditions in the markets where we sell our communications network equipment and our efforts to restructure our operations in recent years, we were able to improve our financial performance and grow our revenue from $298.7 million in fiscal 2004, to $427.3 million in fiscal 2005 and $564.1 million in fiscal 2006. We believe the current industry trends below are driving growth of our business and demand for our products:
•	End user demand for a single service provider, capable of delivering multiple voice, video and data services;

•	Network operators’ transition toward simplified, converged network infrastructures capable of more efficiently and cost-effectively supporting a broader mix of high-bandwidth traffic;

•	Growth in broadband applications and service “bundles” driving higher capacity requirements and fueling bandwidth demand in legacy and existing network infrastructures; and

•	Enterprises and governments building and operating their own communication networks.
Consolidation
     In addition to the trends highlighted above, our customer base has undergone a period of increased consolidation, particularly among telecommunications service providers. In the United States, SBC acquired AT&T in November 2005. In December 2006, the combined company, known as AT&T, acquired BellSouth. In January 2006, Verizon acquired MCI. We have seen similar trends abroad with increased consolidation activity in recent years involving international carriers. Mergers of large carriers are likely to have a major impact in shaping the future of the telecommunications industry. These mergers also have the effect of further reducing the number of potential communications service provider customers seeking to purchase networking equipment from vendors, thereby concentrating customer purchasing power.
     We have also seen consolidation among our competitors. In November 2006, Alcatel completed its acquisition of Lucent. In June 2006, Nokia and Siemens agreed to combine their communications service provider businesses to create a new joint venture, and in January 2006, Ericsson completed its acquisition of certain key assets of Marconi Corporation plc’s telecommunications business. These mergers may adversely affect our competitive position by causing our competitors to grow larger, thereby increasing their resources.
Strategy
     Growing demand for a broader offering of higher bandwidth services, and the desire among service providers to provide these services through cost-effective and efficient networks are driving the shift from legacy networks that support distinct voice, video or data services, to converged, multiservice communications networks. While the belief that disparate communications networks will converge into simplified, multiservice infrastructures is widely shared, there are differing views regarding how this convergence will be achieved. Some envision that the converged network will be based on a completely new network infrastructure. We believe, however, that the transition to a converged, all-service network will be an evolutionary process, one in which service providers will seek to maximize the value of their existing network investment.
     In response to these market dynamics, we introduced the FlexSelect™ Architecture, our standards-based, service-oriented network architecture that facilitates our customers’ transition to next-generation networks. Our FlexSelect™ Architecture combines programmable hardware with service-oriented management functionality, automating delivery and management of a broad mix of services including SONET/SDH, Ethernet, storage and video. The products and features we have introduced under our FlexSelect™ Architecture enable enhanced network flexibility, adaptability and management. This allows the delivery of a broader mix of services and the addition of new services through networks that are more cost-effective to deploy, scale and manage. Our FlexSelect™ Architecture enables the transition of legacy network infrastructures to an on-demand, service-selectable network that enables cost-effective delivery of services, while preserving the value of customer investment in legacy and existing architectures.
     We are pursuing the following strategic initiatives, relationships and investments to implement the network vision behind our FlexSelect™ Architecture and capitalize on our customers’ transition to higher capacity, converged network infrastructures:
•	Establish technology leadership in the transition from legacy network infrastructures to Ethernet-based infrastructures. Through our research and development investments, we seek to enable our customers to transition their traditional circuit-switched networks to support a broader mix of higher bandwidth services, while maximizing the value of their existing network investment. Through these investments, we seek to provide customers a cost-effective means to support new applications and deliver service bundles over a single network infrastructure. Our current research and development initiatives include:
o	Adding advanced Ethernet capabilities across our product portfolio;

o	Enabling broadband and Ethernet access through various means, including copper and fiber access lines; and

o	Implementing our FlexSelect™ Architecture by focusing on cross-product integration and driving a common set of features and network management functionality across our portfolio.
•	Expand our market opportunity. Through expansion of our geographic reach and our addressable markets, we seek to grow and diversify our customer base. Through this expansion we seek to further penetrate customer segments beyond telecommunication service providers; including cable, government, and enterprise. Our current sales and marketing initiatives include:
o	Increasing our use of channel partners to expand our geographic reach and penetrate additional market segments;

o	Increasing market awareness and acceptance of our Ethernet products and technologies;

o	Leveraging our incumbency to sell our expanded product portfolio to current customers; and

o	Pursuing technology partnerships to offer products that complement our existing product portfolio.
In addition to the strategic initiatives above, we are also taking steps to improve the efficiency of our operations:
•	Improve our cost base and promote operational efficiencies. Through our efforts to consolidate our use of component suppliers and contract manufacturers, and align our resources with market opportunities, we were able to improve gross margin and reduce operating expense during fiscal 2006. We also undertook initiatives to improve our operating efficiency, particularly in research and development. We seek to drive further operational efficiencies and improve our cost base. Our current operational initiatives include:
o	Achieving further product cost reductions by emphasizing global sourcing of components and manufacturing resources;

o	Maximizing effectiveness of our research and development resources through the restructuring of our development resources along technology sets, rather than product or location;

o	Continuing to grow our development facility in India; and

o	Streamlining internal processes and structures to drive increased productivity and cost savings from our existing infrastructure.
Customers and Markets
     Our customer base and the markets in which we sell our equipment, software and services have expanded in recent years as new markets for communications networking equipment have emerged and our product portfolio has grown. The networking equipment needs of our customers vary; often depending upon their size, location, the make up of their end users and the applications that they support. During fiscal 2006, Sprint, Verizon and AT&T, each represented more than 10% of our total revenue and 40.2% in the aggregate. Revenue from customers within the United States was approximately 75.1% of total revenue in fiscal 2006 and 79.8% in fiscal 2005. Information regarding 10% customers over our last three fiscal years can be found in Note 19 to the Consolidated Financial Statements in Item 8 of Part II of this annual report. We sell our products and services through our direct sales force and third party channel partners in the following markets:
Telecommunications Service Providers
     Our telecommunications service provider customers include regional, national and international telecommunications carriers, both wireline and wireless. Telecommunications service providers, our historical customer base and largest contributor to revenue, are under increasing competitive pressure, primarily from non-traditional competitors that offer overlapping or similar services. Our products, software and services enable telecommunications service providers to transition their legacy or existing network infrastructures to deliver a broader mix of higher bandwidth consumer and enterprise services. We provide products that enable telecommunications service providers to support consumer demand for video delivery, broadband data and wireless broadband services, while continuing to support legacy voice services. Our products also enable telecommunications carriers to support private line networks and applications for enterprise users, including demand for inter-site connectivity, storage and Ethernet services.
Cable Operators/ Multiservice Operators (MSOs)
     Our customers include leading cable and multiservice operators in the U.S. and internationally. Our cable and multiservice operator customers rely upon us for carrier-grade, optical Ethernet transport and switching equipment. Our communications networking platforms allow our cable operator customers to integrate voice, video and data applications over a converged infrastructure. This enables our customers to grow bandwidth capacity and lower the operational expense of supporting disparate networks. By enabling this network convergence, cable operators can expand their end user offerings to include high-value service bundles. Our products support key cable applications including broadcast video, voice over IP, video on demand, broadband data services and services for enterprises.
Enterprise
     Our enterprise customers include large, multi-site commercial organizations, including end users in the healthcare, financial and retail industries. We offer equipment, software and services focused on key enterprise applications including data center connectivity, wide area network consolidation, and storage extension for business continuance and disaster recovery. Our products enable inter-site connectivity between data centers, sales offices, manufacturing plants, and research and development centers, using an owned or leased private fiber network, or a carrier-provided service. Our products also enable our enterprise customers to prevent unexpected system downtime and ensure the safety, security and availability of their data.
Government
     Our government customers include federal and state agencies in the U.S. and international government bodies. Our customers also include domestic and international research and education institutions. Our products, software and services enable these customers to improve network performance, security, reliability and flexibility. Our products also enable government agencies and research and education institutions to take on the challenge of building their own, secure private networks.
Product Portfolio
     Our product portfolio includes a range of communications networking equipment that is located from the core of communications networks to the edge, where end users gain access to voice, video and data communications. Our products include:
•	Optical Networking Products

•	Broadband Networking Products

•	Data Networking Products

•	Network and Services Management Software

Optical Networking Products
     Our optical networking product portfolio includes metro transport and switching products, core transport and switching products and multiservice optical access products.
     Metro Transport & Switching. Our metro transport and switching products enable service providers to increase the efficiency of their metropolitan communications networks, allowing them to service more customers, more cost effectively. Our products accomplish this by more efficiently using fiber optic networks and enabling communications networks to increase fiber optic capacity. Our metro transport and switching products also enable service providers to transition and converge their metropolitan communications infrastructures to support multiple service traffic types on a cost-effective basis. Our metro transport and switching products include:
•	CN 4200™ FlexSelect™ Advanced Services Platform Family

•	ONLINE Metro™ Multiservice DWDM Platform

•	CN 3600™ Intelligent Optical Multiservice Switch
     Core Transport and Switching. New high-bandwidth service bundles at the network edge are creating increased demand on the core networks maintained by telecommunications service providers, cable operators, government agencies and enterprises. Our core transport products scale optical bandwidth and increase capacity to cost-effectively support high-bandwidth applications and traffic. Our core transport and switching products enable our customers to transition and converge their existing network infrastructures and deploy multiservice networks that can support emerging data and video services. By converging disparate service networks to a multiservice network, our core transport and switching products enable service providers to reduce network capital costs and operational costs through equipment reductions, process automation and network simplification. These products include:
•	CoreStream® Agility Optical Transport System

•	CoreDirector® Multiservice Switch
     Multiservice Optical Access. Our multiservice optical access products support storage extension, interconnection of data centers and aggregation of enterprise data services. These products also enable our customers to transition their networks to provide cost-effective Ethernet services. Our multiservice optical access products enable customers to maximize network efficiency associated with transporting, storing, retrieving and sharing data. These products act as on and off ramps, connecting geographically-dispersed enterprise locations over privately owned or leased networks, as well as networks maintained by service providers. Our multiservice optical access products also address business continuity and disaster recovery needs of enterprises, ensuring the safety, security and availability of their data. These products include:
•	CN 2000® Storage and LAN Extension Platform

•	CN 2200™ Managed Optical Ethernet Multiplexer

•	CN 2300™ Managed Optical Services Multiplexer

•	CN 2600™ Multiservice Edge Aggregator
Broadband Networking Products
     Our broadband networking products allow telecommunications service providers to transition their legacy voice networks to support next-generation services such as Internet-based (IP) telephony, video services and DSL. These products, which enable telecommunications service providers to offer broadband services over existing copper and fiber access lines, facilitate broader service offerings to compete with cable operators. These products enable telecommunications service providers to leverage their investment in existing or legacy voice network equipment to provide the broadband services sought by end users, while maximizing the use of their existing network. Our broadband networking products include:
•	CNX-5™ Broadband DSL System

•	CNX-5Plus™ Modular Broadband Loop Carrier
Data Networking Products
     Our data networking offering includes our multiservice edge switching and routing products. These products enable telecommunications service providers and multiservice operators to transition their communications networks from legacy technologies, such as ATM and Frame Relay, to next-generation technologies, such as Ethernet and IP/MPLS. These technologies more cost-effectively support the delivery of multiple service types, including voice, video and data services, from service providers to end users. Our data networking products enhance bandwidth efficiency, provisioning, and scalability, by converging traditional and emerging data services in carrier metropolitan networks. These products include our:
•	DN 7000® Series Multiservice Edge Switching and Aggregation Platform

•	CN 4350™ Ethernet Services Provisioning Switch
Network and Service Management Software
     We offer integrated network and service management software products across our product lines. Our ON-Center® Network & Service Management Suite is designed to increase network automation and simplify network management and operation. Our network and service management products are also designed to facilitate rapid and simplified provisioning of new or modified service connections and the efficient allocation of bandwidth required to deliver such services. By increasing network automation, minimizing network downtime, and monitoring network performance and service metrics, our network and service management software enables customers to improve the cost effectiveness of their network operations.
Global Network Services
     To complement our product portfolio, we offer a broad range of consulting and support services. We provide these services through our own internal Global Network Service resources and through service partners. Our service offering includes:
•	Network analysis, planning and design;

•	Operations and network management;

•	Network optimization and tuning;

•	Deployment, product installation, testing and commissioning;

•	Program or project management for complex, end-to-end communications network projects, including the deployment of multi-vendor/multi-technology solutions;

•	Maintenance and support services, including, managed services for helpdesk and technical assistance, spares and logistics management, software updates, engineering dispatch, advanced technical support, and hardware and software warranty extensions; and

•	Product training, service partner certification and documentation services.
Product Development
     The industry in which we compete is subject to rapid technological developments, evolving standards and protocols and shifts in customer demand. To remain competitive, we must continue to introduce new products and enhance existing products by adding new features and functionality. As the markets in which we sell our products and the technologies that support these products have evolved, our research and development strategy has been to pursue technology and product convergence. This convergence allows us to consolidate multiple technologies and functionalities on a single platform, ultimately creating more robust and cost-effective products. Over the last year, we have reorganized our development efforts along technology skill sets that are applicable across multiple products. Prior to this change, our development resources were structured along specific product lines. We believe that this change will help drive the development of a common set of features across our portfolio and allow us to offer a more integrated product portfolio to our customers.
     Our product development investments are driven by market demand and involve close collaboration among our marketing, sales and product development organizations. We also incorporate feedback from customers in our product development process. In some cases, we work with and make strategic investments in technology partners to develop new or modify existing products. In addition, we participate in industry and standards organizations where appropriate and incorporate information from these affiliations throughout the product development process. We continually review our existing products and development projects to determine their fit within our portfolio. We assess the market demand and growth opportunities, as well as the costs and resources necessary to support and enhance our products. During 2006, our product development initiatives focused on adding advanced Ethernet capabilities across our product portfolio and implementing our FlexSelect™ Architecture.
     Our research and development expense (including stock compensation cost of $5.1 million, $4.4 million and $6.5 million, respectively) were $111.1 million, $137.2 million and $205.4 million for fiscal 2006, 2005 and 2004, respectively. For more information regarding our research and development expenses, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Sales and Marketing
     We sell our communications networking equipment, software and services through our direct sales efforts and channel relationships. In addition to securing new customers, our sales strategy has focused on building long-term relationships with existing customers that allow us to leverage our incumbency by extending existing platforms and selling additional products to support new applications.
     We maintain a direct sales presence in locations throughout North America, Europe and Asia. Through these offices we sell and support our product and service offerings into each of our customer markets. In support of our sales efforts, we engage in marketing activities intended to position and promote our brand, and our product, software and service offering.
     We also maintain a channel program that works with resellers, systems integrators and service providers to market and sell our products, software and services. Our third party channel sales and other distribution arrangements enable us to leverage our direct sales resources and reach additional geographic regions and customer segments, including government and enterprise customers. Our channel sales strategy also enables us to couple our products with complementary technologies sold by our channel partners. We believe this channel strategy affords us expanded market opportunities and reduces the financial risk of entering new markets and pursuing new customer segments.
Manufacturing
     We rely on contract manufacturers to perform the majority of the manufacturing operations for our products and components, and are increasingly utilizing overseas suppliers in lower cost regions such as Asia. We believe that using contract manufacturers allows us to conserve capital, operate without dedicating significant resources to manufacturing and utilize a direct order fulfillment model for certain products. Direct order fulfillment allows us to rely on our contract manufacturers to perform final system integration and test, prior to direct shipment of products from their facilities to our customers. For certain product lines, we continue to perform a significant portion of the module assembly, final system integration and testing. We work closely with our contract manufacturers to manage material, quality, cost and delivery times and we continually evaluate their services to ensure performance on a reliable and cost-effective basis. In recent years we have consolidated our base of suppliers and increasingly utilized a global sourcing strategy in an effort to reduce product costs. We utilize an operations center in Shenzhen, China to address materials sourcing, manufacturing resources and management of our contract manufacturers in Asia.
     Our products include some components that are proprietary in nature and only available from a single source, as well as some components that are generally available from a number of suppliers. In some cases, significant time would be required to establish relationships with alternate suppliers or providers of proprietary components. We do not have long-term contracts with any contract manufacturers that guarantee supply of components or their manufacturing services and our contract manufacturers are not obligated to accept our purchase orders for components. If we encounter difficulty continuing our relationship with a supplier, or if a supplier is unable to meet our needs, we may encounter manufacturing delays that could adversely affect our business. In an effort to limit our exposure to such delays and to satisfy customer needs for shorter delivery terms, we rely upon a build-to-forecast model across our product portfolio.
Competition
     Competition is intense among providers of communications networking equipment, software and services, particularly for sales to telecommunications service providers, which have undergone a period of consolidation in recent years. The markets for our products, software and services are characterized by rapidly changing and converging technologies. Competition in these markets is based on any one or a combination of the following factors: price, functionality, manufacturing capability, installation, services, existing business and customer relationships, scalability and the ability of products and services to meet customers’ immediate and future network requirements. Competition is dominated by a small number of very large, multi- national, vertically integrated companies. Each of these competitors has substantially greater financial, technical, operational and marketing resources than Ciena. Merger activity in recent years among some of our larger competitors may intensify their advantages and affect the competitive landscape. Our industry has also experienced increased competition from low-cost producers in Asia, which can give rise to pricing pressure. Our competitors include Alcatel-Lucent, Cisco, Ericsson, Fujitsu, Huawei, Nortel, Siemens, Tellabs, and ZTE.
     There are also several smaller, but established, companies that offer one or more products that compete directly or indirectly with our offerings. In addition, there are a variety of earlier-stage companies with products targeted at the communications networking market. These competitors, particularly those that are privately-held, often employ aggressive competitive and business tactics as they seek to gain entry with certain customers or markets. Due to these practices and the narrower focus of their development efforts, which may allow introduction of products more quickly, these competitors may be more attractive to customers.
Patents, Trademarks and Other Intellectual Property Rights
     We seek to establish and maintain proprietary rights in our technology, products and software through the use of patents, copyrights, trademarks, and trade secret laws. We have a significant number of trademarks and patents in the United States and foreign countries where we do business. We also rely on contractual rights to establish proprietary rights in our products and protect trade secrets and confidential information. Our practice is to require employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements with us. These agreements acknowledge our exclusive ownership of all intellectual property developed by the individual during the course of the employee’s work with us. The agreements also require that each person maintain the confidentiality of all proprietary information disclosed to them.
     There can be no assurance that our proprietary rights will not be challenged, invalidated or infringed upon. Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps that we are taking will detect or prevent unauthorized use, particularly as we expand our operations and product development into countries that may not provide the same level of intellectual property protection as the United States. In recent years, we have filed suit to enforce our intellectual property rights and have been subject to several claims related to patent infringement. In some cases, these claims have required us to pay the patent holders substantial sums or enter into license agreements requiring ongoing royalty payments. We believe that the frequency of patent infringement claims is increasing as patent holders use such claims as a competitive tactic and source of additional revenue. Such actions can be costly and may require us to take patent licenses or to redesign or stop selling products that allegedly infringe patents belonging to others.
     Our network and service management software and other products incorporate software and components licensed from third parties. We may be required to license additional technology from third parties in order to develop new products or product enhancements. There can be no assurance that the necessary licenses would be available on acceptable commercial terms. Failure to obtain such licenses or other rights could affect our development efforts and harm our business, financial condition and operating results.
Employees
     As of October 31, 2006, we had 1,485 employees. We consider the relationships with our employees to be good. We are not a party to any collective bargaining agreement.

Directors and Executive Officers
     The table below sets forth certain information concerning our directors and executive officers:

Name	Age	Position
Patrick H. Nettles, Ph.D. (1)	63	Executive Chairman of the Board of Directors
Gary B. Smith (1)	46	President, Chief Executive Officer and Director
Stephen B. Alexander	47	Senior Vice President, Products & Technology and Chief Technology Officer
Michael G. Aquino	50	Senior Vice President, World Wide Sales
Joseph R. Chinnici	52	Senior Vice President, Finance and Chief Financial Officer
Andrew C. Petrik	43	Vice President, Controller and Treasurer
Arthur D. Smith, Ph.D.	40	Chief Operating Officer
Russell B. Stevenson, Jr.	65	Senior Vice President, General Counsel and Secretary
Stephen P. Bradley, Ph.D. (1)(3)(4)	65	Director
Harvey B. Cash (1)(2)(4)	68	Director
Bruce L. Claflin (1)(3)	55	Director
Lawton W. Fitt (1)(3)	53	Director
Judith M. O’Brien (1)(2)(4)	56	Director
Michael J. Rowny (1)(3)	56	Director
Gerald H. Taylor (1)(2)	65	Director

(1)	Ciena’s Directors hold staggered terms of office, expiring as follows: Ms. Fitt, Dr. Nettles and Mr. Rowny in 2007; Ms. O’Brien and Messrs. Cash and Smith in 2008; and Messrs. Bradley, Claflin and Taylor in 2009. In accordance with Ciena’s Principles of Corporate Governance, ratification of the election of Mr. Claflin to the class above will be considered by shareholders at the 2007 annual meeting.

(2)	Member of the Compensation Committee

(3)	Member of the Audit Committee

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
     Gary B. Smith has served as President and Chief Executive Officer since May 2001 and has served on Ciena’s Board of Directors since October 2000. Mr. Smith serves on the board of directors for CommVault Systems, Inc. and the American Electronics Association. Mr. Smith also serves as a member of the Global Information Infrastructure Commission.
     Stephen B. Alexander joined Ciena in 1994 and has served as Chief Technology Officer since September 1998 and as a Senior Vice President of Ciena since January 2000. Mr. Alexander currently serves as Senior Vice President of Products & Technology, a position he has held since October 2005. During 2004 and 2005, Mr. Alexander served as General Manager of Products & Technology and General Manager of Transport and Switching and Data Networking. Mr. Alexander serves on the Federal Communications Commission Technology Advisory Council.
     Michael G. Aquino has served as Ciena’s Senior Vice President, Worldwide Sales since April 2006. Mr. Aquino joined Ciena in June 2002 and has previously held positions as Ciena’s Vice President of Americas, with responsibility for sales activities in the region, and Vice President of Government Solutions, where he focused on supporting Ciena’s relationships with the U.S. and Canadian government. Prior to joining Ciena, from August 2001 to May 2002, Mr. Aquino served as Vice President, Eastern Americas Sales for ONI Systems, which was acquired by Ciena in 2002.
     Joseph R. Chinnici joined Ciena in 1994 and has served as Ciena’s Senior Vice President, Finance and Chief Financial Officer since August 1997. Mr. Chinnici serves on the board of directors for Brix Networks, Inc. and Sourcefire, Inc., both privately held companies.
     Andrew C. Petrik joined Ciena in 1996 and has served as Vice President, Controller and Treasurer of Ciena since August 1997.

     Arthur D. Smith, Ph.D. joined Ciena in May 1997 and has served as Chief Operating Officer since October 2005. Dr. Smith served as Senior Vice President, Global Operations from September 2003 to October 2005. Previously, Dr. Smith served as Senior Vice President, Worldwide Customer Services and Support from June 2002 to September 2003 and as Senior Vice President, Core Transport Division, from May 2001 through June 2002.
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
     Harvey B. Cash has served as a Director of Ciena since April 1994. Mr. Cash is a general partner of InterWest Partners, a venture capital firm in Menlo Park, California, that he joined in 1985. Mr. Cash serves on the board of directors of First Acceptance Corp., i2 Technologies, Inc., Silicon Laboratories, Inc., Argonaut Group, Inc. and Staktek Holdings, Inc. Mr. Cash also serves on the board of directors of Voyence Inc., a privately held company.
     Bruce L. Claflin has served as a director of Ciena since August 2006. Mr. Claflin served as president and Chief Executive Officer of 3Com Corporation, from January 2001 until his retirement in February 2006. Mr. Claflin joined 3Com as President and Chief Operating Officer in August 1998. Prior to 3Com, Mr. Claflin served as Senior Vice President and General Manager, Sales and Marketing, for Digital Equipment Corporation. Mr. Claflin also worked for 22 years at IBM, where he held various sales, marketing and management positions, including general manager of IBM PC Company’s worldwide research and development, product and brand management, as well as president of IBM PC Company Americas. Mr. Claflin also serves on the board of directors of Advanced Micro Devices (AMD).
     Lawton W. Fitt has served as a Director of Ciena since November 2000. Since October 2006, Ms. Fitt has served as a senior advisor to GSC Group, Inc., an alternative asset investment management firm. From October 2002 to March 2005, Ms. Fitt served as Director of the Royal Academy of Arts in London. From 1979 to October 2002, Ms. Fitt was an investment banker with Goldman Sachs & Co., where she was a partner from 1994, and a managing director from 1996 to October 2002. Ms. Fitt is a director of Reuters PLC and Citizens Communications Company.
     Judith M. O’Brien has served as a Director of Ciena since July 2000. Since November 2006, Ms. O’Brien has served as executive vice president of Obopay, Inc., a provider of a comprehensive U.S. mobile payment service. From February 2001 until October 2006, Ms. O’Brien served as a Managing Director at Incubic Venture Fund, a venture capital firm. From February 1984 until February 2001, Ms. O’Brien was a partner with Wilson Sonsini Goodrich & Rosati, where she specialized in corporate finance, mergers and acquisitions and general corporate matters. Ms. O’Brien serves on the board of directors of Adaptec, Inc. Ms. O’Brien also serves on the board of directors of AviaraDx, Inc., GeoVector Corporation, Grandis Inc., Mistletoe Technologies, Inc. and Spectragenics, Inc., all of which are privately held companies.
     Michael J. Rowny has served as a Director of Ciena since August 2004. Mr. Rowny has been Chairman of Rowny Capital, a private equity firm, since 1999. From 1994 to 1999, and previously from 1983 to 1986, Mr. Rowny was with MCI Communications in positions including President and Chief Executive Officer of MCI’s International Ventures, Alliances and Correspondent group, acting Chief Financial Officer, Senior Vice President of Finance, and Treasurer. Mr. Rowny serves on the board of directors of Neustar, Inc. Mr. Rowny also serves on the board of directors of Llamagraphics, Inc., a privately held company.
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
     The markets in which we compete for sales of networking equipment, software and services are extremely competitive, particularly the market for sales to telecommunications service providers. Competition in these markets is based on any one or a combination of the following factors: price, functionality, manufacturing capability, installation, services, existing business and customer relationships, scalability and the ability of products and services to meet the immediate and future network requirements of customers. A small number of very large companies have historically dominated the communications networking equipment industry. Many of our competitors have substantially greater financial, technical and marketing resources, greater manufacturing capacity and better established relationships with telecommunications carriers and other potential customers than we. Recent consolidation activity among large networking equipment providers has the effect of causing our competitors to grow even larger and more powerful, magnifying their strategic advantages. On November 30, 2006, Alcatel completed its acquisition of Lucent. In June 2006, Nokia and Siemens agreed to combine their communications service provider businesses to create a new joint venture, and in January 2006, Ericsson completed its acquisition of certain key assets of Marconi Corporation plc’s telecommunications business. These mergers may adversely affect our competitive position by causing our competitors to grow larger and increasing their resources. We also compete with low-cost producers that can influence pricing pressure and a number of smaller companies that provide significant competition for a specific product, customer segment or geographic market. These competitors often base their products on the latest available technologies. Due to the narrower focus of their efforts, these competitors may achieve commercial availability of their products more quickly and may be more attractive to customers.
     Increased competition in our markets has resulted in aggressive business tactics, including:
•	intense price competition, particularly from competitors in Asia;

•	early announcements of competing products and extensive marketing efforts;

•	“one-stop shopping” options;

•	competitors offering to repurchase our equipment from existing customers;

•	customer financing assistance;

•	marketing and advertising assistance; and

•	intellectual property assertions and disputes.
     The tactics described above can be particularly effective in an increasingly concentrated base of potential customers such as telecommunications service providers. Our inability to compete successfully in our markets would harm our sales and our ability to maintain profitability.
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
     Many of these factors are beyond our control, particularly in the case of large carrier orders and multi-vendor or multi-technology network builds where the achievement of certain performance thresholds for acceptance is subject to the readiness and performance of the customer or other providers and changes in customer requirements or installation plans. Any one or a combination of the factors above may cause our revenue and operating results to fluctuate from quarter to quarter. As a consequence, our revenue and operating results for a particular quarter may be difficult to predict and our prior results are not necessarily indicative of results likely in future periods.
Our gross margin may fluctuate from quarter to quarter and our product gross margin may be adversely affected by a number of factors, some of which are beyond our control.
     Our gross margin fluctuates from period to period and our product gross margin may be adversely affected by numerous factors, including:

•	increased price competition;

•	the mix in any period of higher and lower margin products and services;

•	sales volume during the period;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our products;

•	our ability to continue to reduce product manufacturing costs;

•	introduction of new products, with initial sales at relatively small volumes with resulting higher production costs; and

•	increased warranty or repair costs.
     The factors discussed above regarding fluctuations in revenue and operating results can also affect gross margin. We expect product gross margin to continue to fluctuate from quarter to quarter. As a consequence, our gross margin for a particular quarter may be difficult to predict and our prior results are not necessarily indicative of results likely in future periods.
A small number of our telecommunication service provider customers accounted for a significant portion of our revenue in fiscal 2006. The loss of one or more of these customers, reductions in spending or changes affecting the market for telecommunications service providers generally, could negatively affect our business, financial condition and results of operations.
     During fiscal 2006, Sprint, Verizon and AT&T accounted for 40.2% of our revenue in the aggregate. Our concentration in revenue increased during fiscal 2006 largely due to the effect of mergers among some of our significant customers. The industry has experienced substantial consolidation recently, including the merger of Verizon and MCI, and the combination of SBC, AT&T and BellSouth, all of which have been significant customers during prior periods. These mergers have the effect of further reducing the number of potential communications service provider customers seeking to purchase networking equipment from vendors, thereby concentrating customer purchasing power. Moreover, these mergers may result in delays in, or the curtailment of, network investments. If consolidation among telecommunications carriers continues to increase, we may be subject to additional concentration of revenue, pricing pressure and quarterly fluctuation in revenue.

     While we continue to diversify into new customer markets, a significant majority of our revenue is concentrated in our traditional customer market of telecommunications service providers. Our concentration of revenue in this customer market exposes us to significant risks associated with a market wide change in business prospects, competitive pressures or other conditions affecting telecommunications carriers. The telecommunications industry has undergone significant changes in recent years and service providers have experienced increased competition from within and outside their market. These pressures are likely to continue to cause telecommunications service providers to seek to minimize the costs of the equipment that they buy and may cause static or reduced capital expenditures. These competitive pressures may also result in pricing becoming a more important factor in customer purchasing decisions. Increased focus on pricing may favor low-cost vendors and larger competitors that can spread the effect of price discounts across a broader offering of products and services and across a larger customer base. The loss of one or more large customers, a significant reduction in spending by such customers, or a change negatively affecting the business prospects of the telecommunications industry, could have a material adverse affect on our business, financial condition and results of operations.
Network equipment sales to large communications service providers often involve lengthy sales cycles and protracted contract negotiations and may require us to assume terms or conditions that negatively affect our pricing, payment and timing of revenue recognition.
     In recent years we have sought to add large communication service providers as customers for our products, software and services. Our future success will depend on our ability to maintain and expand our sales to existing customers and add new customers. Many of our competitors have long-standing relationships with communications service providers, which can pose significant obstacles to our sales efforts. Sales to large communications service providers typically involve lengthy sales cycles, protracted or difficult contract negotiations, and extensive product testing and network certification. We are sometimes required to assume terms or conditions that negatively affect pricing, payment and the timing of revenue recognition in order to consummate a sale. This may negatively affect the timing of revenue recognition, which would, in turn, negatively affect our results of operations. Communications service providers may ultimately insist upon terms and conditions that we deem too onerous or not in our best interest. Moreover, our customers are typically not contractually obligated to purchase a certain amount of products or services from us and often have the right to reduce, delay or even cancel previous orders. As a result, we may incur substantial expenses and devote time and resources to potential relationships that never materialize or result in lower than anticipated sales.
We may invest development resources in products or technologies for which market demand is lower than anticipated.
      The market for communications networking equipment is characterized by rapidly evolving technologies and changes in market demand. To succeed in this market, we must continue to invest in research and development to enhance our existing products and create new ones. There is often a significant time between beginning a new development initiative and bringing the new or revised product to market, and during this time technology or the market may move in directions we did not anticipate. There is a significant probability, therefore, that at least some of our development decisions will not turn out as anticipated, and that our investment in a project will be unprofitable. Changes in the market may also cause us to discontinue previously planned investments in products, which can have a disruptive effect on relationships with customers that were anticipating the availability of a new product or feature. Product development investment decisions are difficult and there is no assurance that we will be successful. If we fail to make prudent research and development investments, our competitive position may suffer and the growth of our business and revenues could be harmed.
Product performance problems could damage our business reputation and negatively affect our results of operations.
     The development and production of new products, and enhancements to existing products, are complicated and often involve problems with software, components and manufacturing methods. Due to the complexity of these products, some of them can be fully tested only when deployed in communications networks or with other equipment. We have introduced new or upgraded products in recent quarters and expect to continue to enhance and extend our product portfolio. Product performance problems are often more acute for initial deployments of new products and product enhancements. Modifying our products to enable customers to integrate them into a new type of network architecture entails similar risks. If significant reliability, quality, or network monitoring problems develop as a result of our product development, manufacturing or integration, a number of negative effects on our business could result, including:
•	increased costs associated with addressing software or hardware defects, including service and warranty expenses;

•	payment of liquidated damages for performance failures or delays;

•	high inventory obsolescence expense;

•	delays in collecting accounts receivable;

•	cancellation or reduction in orders from customers; and

•	damage to our reputation or legal actions by customers or end users.
     Because we outsource manufacturing to contract manufacturers and use a direct order fulfillment model for certain of our products, we may be subject to product performance problems resulting from the acts or omissions of these third parties. These product performance problems could damage our business reputation and negatively affect our results of operations.
We may be required to write off significant amounts of inventory.
     In recent years, we have placed the majority of our orders to manufacture components or complete assemblies for many of our products only when we have firm orders from our customers. Because this practice can result in delays in the delivery of products to customers and place us at a competitive disadvantage, we now order equipment and components from our contract manufacturers and suppliers based on forecasts of customer demand across all of our products. We believe this change is necessary in response to increased customer insistence upon shortened delivery terms. This change in our inventory purchases exposes us to the risk that our customers will not order those products for which we have forecasted sales, or will purchase fewer than the number of products we have forecasted. Our purchase agreements generally do not require that a customer guarantee any minimum purchase level and customers often may modify, reduce or cancel purchase quantities. As a result we may purchase inventory based on forecasted sales and in anticipation of purchases that never come to fruition. In such cases, we may be required to write off inventory. We may also be required to write off inventory as a result of the effect of environmental regulations such as the Restriction of the Use of Certain Hazardous Substances (RoHS), adopted by the European Union. As a result of previous component purchases that we based on forecasted sales, we currently hold inventory that includes non-compliant components. If we are unable to locate alternate demand for these non-compliant components outside of the European Union, we may be required to write off or write down this inventory. If we are required to write off, or write down inventory, it may result in an accounting charge that could materially affect our results of operations for the quarter in which such charge occurs.
Continued shortages in component supply or manufacturing capacity could increase our costs, adversely affect our results of operations and constrain our ability to grow our business.
     As we have expanded our product portfolio, increased our use of contract manufacturers and increased our product sales in recent years manufacturing capacity and supply constraints related to components and subsystems have become increasingly significant issues for us. We have encountered and continue to experience component shortages that have affected our operations and ability to deliver products to customers in a timely manner. Growth in customer demand for the communications networking products supplied by us, our competitors and other third parties, has resulted in supply constraints among providers of some components used in our products. In addition, environmental regulations, such as the Restriction of the Use of Certain Hazardous Substances (RoHS) adopted by the European Union, have resulted in increased demand for compliant components from suppliers. As a result, we may experience delays or difficulty obtaining compliant components from suppliers. Component shortages and manufacturing capacity constraints may also arise, or be exacerbated by difficulties with our suppliers or contract manufacturers, or our failure to adequately forecast our component or manufacturing needs. If shortages or delays persist or worsen, the price of required components may increase, or the components may not be available at all. If we are unable to secure the components or subsystems that we require at reasonable prices, or are unable to secure manufacturing capacity adequate to meet our needs, we may experience delivery delays and may be unable to satisfy our contractual obligations to customers. These delays may cause us to incur liquidated damages to customers and negatively affect our revenue and gross margin. Shortages in component supply or manufacturing capacity could also limit our opportunities to pursue additional growth or revenue opportunities and could harm our business reputation and customer relationships.
We may not be successful in selling our products into new markets and developing and managing new sales channels.
     We continue to take steps to sell our expanded product portfolio into new geographic markets and to a broader customer base, including enterprises, cable operators, and federal, state and local governments. We have less experience in these markets and believe, in order to succeed in these markets, we must develop and manage new sales channels and distribution arrangements. We expect these relationships to be an increasingly important part of the growth of our business and our efforts to increase revenue. Because we have only limited experience in developing and managing such channels, we may not be successful in reaching additional customer segments, expanding into new geographic regions, or reducing the financial risks of entering new markets and pursuing new customer segments. We may expend time, money and other resources on channel relationships that are ultimately unsuccessful. In addition, sales to federal, state and local governments require compliance with complex procurement regulations with which we have little experience. We may be unable to increase our sales to government contractors if we determine that we cannot comply with applicable regulations. Our failure to comply with regulations for existing contracts could result in civil, criminal or administrative proceedings involving fines and suspension or debarment from federal government contracts. Failure to manage additional sales channels effectively would limit our ability to succeed in these new markets and could adversely affect our ability to grow our customer base and revenue.
We may experience delays in the development and enhancement of our products that may negatively affect our competitive position and business.
     Because our products are based on complex technology, we can experience unanticipated delays in developing, improving, manufacturing or deploying them. Each step in the development life cycle of our products presents serious risks of failure, rework or delay, any one of which could decrease the timing and cost-effective development of such product and could affect customer acceptance of the product. Unexpected intellectual property disputes, failure of critical design elements, and a host of other execution risks may delay or even prevent the introduction of these products. Our development efforts may also be affected, particularly in the near term, by our decision to restructure development functions around technology sets rather than product lines or location-specific development. In addition, we expect to increase hiring of personnel for our development facility in India and expand research and development activity. Modification of research and development strategies and changes in allocation of resources could be disruptive to our development efforts. If we do not develop and successfully introduce products in a timely manner, our competitive position may suffer and our business, financial condition and results of operations would be harmed.
We must manage our relationships with contract manufacturers to ensure that our product requirements are met timely and effectively.
     We rely on contract manufacturers to perform the majority of the manufacturing operations for our products and components and we are increasingly utilizing overseas suppliers, particularly in Asia. The qualification of our contract manufacturers is a costly and time-consuming process, and these manufacturers build product for other companies, including our competitors. We are constantly reviewing our manufacturing capability, including the work of our contract manufacturers to ensure that our production requirements are met in terms of cost, capacity, quality and reliability. From time to time, we may decide to transfer the manufacturing of a product from one contract manufacturer to another, to better meet our production needs. Efforts to transfer to a new contract manufacturer or consolidate our use of suppliers may result in temporary increases in inventory volumes purchased in order to ensure continued supply. It is possible that we may not effectively manage these contract manufacturer transitions. Moreover, new contract manufacturers may not perform as well as expected. As a result, we experience risks associated with lead times, on time delivery and quality assurance that could harm our business. In addition, we do not have contracts in place with some of these providers and do not have guaranteed supply of components or manufacturing capacity. Our inability to effectively manage our relationships with our contract manufacturers, particularly overseas, could negatively affect our business and results of operations.
We depend on a limited number of suppliers, and for some items we do not have a substitute supplier.
     We depend on a limited number of suppliers for our product components and subsystems, as well as for equipment used to manufacture and test our products. Our products include several components for which reliable, high-volume suppliers are particularly limited. Some key optical and electronic components we use in our products are currently available only from sole or limited sources, and in some cases, that source also is a competitor. As a result of this concentration in our supply chain, particularly for optical components, our business and operations would be negatively affected if our suppliers were to experience any significant disruption affecting the price, quality, availability or timely delivery of components. The loss of a source of key components could require us to re-engineer products that use those components, which would increase our costs and negatively affect our product gross margin. The partial or complete loss of a sole or limited source supplier could result in lost revenue, added costs and deployment delays that could harm our business and customer relationships.

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
     We rely on a number of service delivery partners, both domestic and international, to complement our global service and support resources. We expect to increasingly rely upon third party service delivery partners for the installation of our equipment in larger network builds, which often include more onerous installation, testing and acceptance terms. In order to ensure that we timely install our products and satisfy obligations to our customers, we must identify, train and certify additional appropriate partners. The certification of these partners can be costly and time-consuming, and these partners service products for other companies, including our competitors. We may not be able to effectively manage our relationships with our partners and we cannot be certain that they will be able to deliver our services in the manner or time required. If our service partners are unsuccessful in delivering services:
•	we may suffer delays in recognizing revenue in cases where revenue recognition is dependent upon product installation, testing and acceptance;

•	our services revenue may be adversely affected; and

•	our relationship with customers could suffer.
We may incur significant costs and our competitive position may suffer as a result of our efforts to protect and enforce our intellectual property rights or respond to claims of infringement from others.
     Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. This is likely to become an increasingly important issue as we expand our product development into India and the manufacture of products and components to contract manufacturers in Asia. These and other international operations could expose us to a lower level of intellectual property protection than in the United States. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps that we are taking will prevent unauthorized use of our technology. If competitors are able to use our technology, our ability to compete effectively could be harmed.
     In recent years, we have filed suit to enforce our intellectual property rights. From time to time we have also been subject to litigation and other third party intellectual property claims, including as a result of our indemnification obligations to customers or resellers that purchase our products. The frequency of these assertions is increasing as patent holders, including entities that are not in our industry and that purchase patents as an investment or to monetize such rights by obtaining royalties, use infringement assertions as a competitive tactic and a source of additional revenue. Intellectual property claims can significantly divert the time and attention of our personnel and result in costly litigation. Intellectual property infringement claims can also require us to pay substantial royalties, enter into license agreements and/or develop non-infringing technology. Accordingly, the costs associated with third party intellectual property claims could adversely affect our business, results of operations and financial condition.
Our international operations could expose us to additional risks and result in increased operating expense.
     We market, sell and service our products globally. We have established offices around the world, including in North America, Europe, Latin America and the Asia Pacific region. We have also established a development operation in India to pursue offshore development resources and are increasingly relying upon overseas suppliers, particularly in Asia, for materials sourcing of components and contract manufacturing of our products. We expect that our international activities will be dynamic during fiscal 2007, and we may enter new markets and withdraw from or reduce operations in others. These changes to our international operations will require significant management attention and financial resources. In some countries, our success will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products.
     International operations are subject to inherent risks, and our future results could be adversely affected by a number of factors, including:
•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulties and costs of staffing and managing foreign operations;

•	the impact of recessions in economies outside the United States;

•	reduced protection for intellectual property rights in some countries;

•	adverse tax consequences;

•	social, political and economic instability;

•	trade protection measures, export compliance, qualification to transact business and other regulatory requirements;

•	effects of changes in currency exchange rates; and

•	natural disasters and epidemics.
Our efforts to offshore certain development resources and operations to India may not be successful and may expose us to unanticipated costs or liabilities.
     We have established a development operation in India and expect to increase hiring of personnel for this facility during fiscal 2007. We have limited experience in offshoring our business functions, particularly development operations, and there is no assurance that our plan will enable us to achieve meaningful cost reductions or greater resource efficiency. Further, offshoring to India involves significant risks, including:
•	difficulty hiring and retaining appropriate engineering resources due to increased competition for such resources;

•	the knowledge transfer related to our technology and exposure to misappropriation of intellectual property or confidential information, including information that is proprietary to us, our customers and other third parties;

•	heightened exposure to changes in the economic, security and political conditions of India;

•	currency exchange and tax risks associated with offshore operations; and

•	development efforts that do not meet our requirements because of language, cultural or other differences associated with international operations, resulting in errors or delays.
     Difficulties resulting from the factors above and other risks associated with offshoring could expose us to increased expense, impair our development efforts, harm our competitive position and damage our reputation. Our efforts to offshore certain development resources to India could be disruptive to our business and may cause us to incur substantial unanticipated costs or expose us to unforeseen liabilities.
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
Efforts to restructure our operations and align our resources with market opportunities could disrupt our business and affect our results of operations.
     We have taken several steps, including reductions in force, office closures, and internal reorganizations to reduce the size and cost of our operations and to better match our resources with our market opportunities. We continue to make changes to our operations and allocation of resources in order to improve efficiency and match our resources with market opportunities. These changes could be disruptive to our business. In addition, our efforts in prior periods to reduce cost and improve efficiency have resulted in the recording of accounting charges. These include inventory and technology-related write-offs, workforce reduction costs and charges relating to consolidation of excess facilities. If we are required to take a substantial charge related to restructuring efforts, our results of operations would be adversely affected in such period.
If we are unable to attract and retain qualified personnel, we may be unable to manage our business effectively.

     Competition to attract and retain highly skilled technical and other personnel with experience in our industry is increasing in intensity and our employees have been the subject of targeted hiring by our competitors. We may experience difficulty retaining and motivating existing employees and attracting qualified personnel to fill key positions. It may be difficult to replace members of our management team or other key personnel, and the loss of such individuals could be disruptive to our business. Because we generally do not have employment contracts with our employees, we must rely upon providing competitive compensation packages and a high-quality work environment in order to retain and motivate employees. We have informed employees that we will not be issuing equity awards as broadly or at the same level as historical stock option grants. If we are unable to attract and retain qualified personnel, we may be unable to manage our business effectively.
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
     We may acquire or make strategic investments in other companies to add or expand the markets we address and diversify our customer base. We may also engage in these transactions to acquire or accelerate the development of products incorporating new technologies sought after by our customers. To do so, we may use cash, issue equity that would dilute our current shareholders’ ownership, incur debt or assume indebtedness. Strategic investments and acquisitions involve numerous risks, including:
•	difficulties in integrating the operations, technologies and products of the acquired companies;

•	diversion of management’s attention;

•	potential difficulties in completing projects of the acquired company and costs related to in-process projects;

•	the potential loss of key employees of the acquired company;

•	subsequent amortization expenses related to intangible assets and charges associated with impairment of goodwill;

•	ineffective internal controls over financial reporting for purposes of Section 404 of the Sarbanes-Oxley Act;

•	dependence on unfamiliar supply partners; and

•	exposure to unanticipated liabilities, including intellectual property infringement claims.
     As a result of these and other risks, any acquisitions or strategic investments may not reap the intended benefits and may ultimately have a negative impact on our business, results of operation and financial condition.
We may be required to take further write-downs of goodwill and other intangible assets.
     As of October 31, 2006, we had $232.0 million of goodwill on our balance sheet. This amount primarily represents the remaining excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At October 31, 2006, we had $91.3 million of other intangible assets on our balance sheet. The amount primarily reflects purchased technology from our acquisitions. At October 31, 2006, goodwill and other intangible assets represented approximately 17.6% of our total assets. During the fourth quarter of 2005, we incurred a goodwill impairment charge of approximately $176.6 million and an impairment of other intangibles of $45.7 million. If we are required to record additional impairment charges related to goodwill and other intangible assets, such charges would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our earnings per share or net loss per share could be materially adversely affected in such period.
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
     Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report, a report containing management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal controls.
     We initially became subject to these requirements for our fiscal year ended October 31, 2005. Compliance with these requirements has resulted in, and is likely to continue to result in, significant costs and the commitment of time and operational resources. Growth of our business, including our broader product portfolio and increased transaction volume, will necessitate ongoing changes to our internal control systems, processes and infrastructure, including our information systems. Our increasingly global operations, including our development facility in India and offices abroad, will pose additional challenges to our internal control systems as their operations become more significant. We cannot be certain that our current design for internal control over financial reporting, and any modifications necessary to reflect changes in our business, will be sufficient to enable management or our independent registered public accounting firm to determine that our internal controls are effective for any period, or on an ongoing basis. If we are unable to assert that our internal controls over financial reporting are effective (or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s assessment of the effectiveness of internal controls over financial reporting), our business may be harmed. Market perception of our financial condition and the trading price of our stock may be adversely affected and customer perception of our business may suffer.
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
     At October 31, 2006, indebtedness on our outstanding 3.75% Convertible Notes, due February 1, 2008 and 0.25%

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
Our stock price is volatile.
     Our common stock price has experienced substantial volatility in the past, and may remain volatile in the future. Volatility can arise as a result of a number of the factors discussed in this “Risk Factors” section, as well as divergence between our actual or anticipated financial results and published expectations of analysts, and announcements that we, our competitors, or our customers may make. Volatility in our common stock price and liquidity in our common stock may also be negatively affected by the one-for-seven reverse stock split of our common stock completed on September 22, 2006.
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     As of October 31, 2006, all of our properties are leased. Our principal executive offices are located in Linthicum, Maryland. We lease twenty-four facilities related to our ongoing operations. These include four buildings located at various sites near Linthicum, Maryland, including an engineering facility, two manufacturing facilities, and one administrative and sales facility. We also have engineering and/or service facilities located in Alpharetta, Georgia; Acton, Massachusetts; and Kanata, Canada. During fiscal 2006, we commenced operations of our development facility in Gurgaon, India and a manufacturing support office in Shenzhen, Peoples Republic of China. We also lease various small offices in the United States and abroad to support our sales and services. We believe the facilities we are now using are adequate and suitable for our business requirements.
     We lease a number of properties that we no longer occupy. As part of our restructuring costs, we provide for the estimated cost of the net lease expense for these facilities. The cost is based on the fair value of future minimum lease payments under contractual obligations offset by the fair value of the estimated future sublease payments that we may receive. As of October 31, 2006, our accrued restructuring liability related to these properties was $35.6 million. If actual market conditions relating to the use of these facilities are less favorable than those projected by management, additional restructuring costs associated with these facilities may be required. For additional information regarding our lease obligations, See Item 8. “Financial Statements and Supplementary Data.”
Item 3. Legal Proceedings
     On October 3, 2000, Stanford University and Litton Systems filed a complaint in the United States District Court for the Central District of California against Ciena and several other defendants, alleging that optical fiber amplifiers incorporated into certain of those parties’ products infringe U.S. Patent No. 4,859,016 (the “‘016 Patent”). The complaint seeks injunctive relief, royalties and damages. On October 10, 2003, the court stayed the case pending final resolution of matters before the U.S. Patent and Trademark Office (the “PTO”), including a request for and disposition of a reexamination of the ‘016 Patent. On October 16, 2003 and November 2, 2004, the PTO granted reexaminations of the ‘016 Patent, resulting in a continuation of the stay of the case. On September 11, 2006, the PTO issued a Notice of Intent to Issue a Reexamination Certificate and Statement of Reasons for Patentability/Confirmation, stating its intent to confirm certain claims of the ‘016 Patent.

Thereafter, on September 19, 2006, Litton Systems filed a status report in which it requested that the district court lift the stay of the case, which request was denied by the district court on October 13, 2006. We believe that we have valid defenses to the lawsuit and intend to defend it vigorously in the event the stay of the case is lifted.
      As a result of our merger with ONI Systems Corp. in June 2002, we became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of ONI’s common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Ms. Davis have been dismissed from the action without prejudice pursuant to a tolling agreement. In July 2004, following mediated settlement negotiations, the plaintiffs, the issuer defendants (including Ciena), and their insurers entered into a settlement agreement, whereby, if approved, the plaintiffs’ cases against the issuers would be dismissed, the insurers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to assign or surrender to the plaintiffs certain claims the issuers may have against the underwriters. The settlement agreement does not require Ciena to pay any amount toward the settlement or to make any other payments. In October 2004, the district court certified a class with respect to the Section 10(b) claims in six “focus cases” selected out of all of the consolidated cases, which cases did not include Ciena, and which decision was appealed by the underwriter defendants to the U.S. Court of Appeals for the Second Circuit. On February 15, 2005, the district court granted the motion filed by the plaintiffs and issuer defendants for preliminary approval of the settlement agreement, subject to certain modifications to the proposed bar order, and directed the parties to submit a revised settlement agreement reflecting its opinion. On August 31, 2005, the district court issued a preliminary order approving the revised stipulated settlement agreement, and approving and setting dates for notice of the settlement to all class members. A fairness hearing was held on April 24, 2006, at which time the court took the matter under advisement. If the court determines that the settlement is fair to the class members, the settlement will be approved. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the district court’s grant of class certification in the six focus cases. Because the settlement agreement involves certification of a settlement class as part of the approval process, the impact of the Second Circuit’s decision on the settlement remains unclear.
     In addition to the matters described above, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material effect on our results of operations, financial position or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2006.
PART II
Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters
     (a) Ciena’s common stock is traded on the NASDAQ Global Select Market under the symbol “CIEN.” The following table sets forth the high and low sales prices of Ciena common stock, as reported on the NASDAQ Global Select Market, for the fiscal periods indicated. The sales prices below have been adjusted to reflect the one-for-seven reverse stock split of Ciena’s authorized and outstanding common stock effected on September 22, 2006.

	Price Range of Common Stock
	High	Low
Fiscal Year 2005
First Quarter ended January 31	$24.50	$15.40
Second Quarter ended April 30	$20.65	$11.48
Third Quarter ended July 31	$18.55	$14.35
Fourth Quarter ended October 31	$20.30	$14.28

Fiscal Year 2006
First Quarter ended January 31	$28.77	$16.31
Second Quarter ended April 30	$39.34	$26.04
Third Quarter ended July 31	$33.67	$23.38
Fourth Quarter ended October 31	$30.87	$23.08
     As of December 15, 2006, there were approximately 1,958 holders of record of Ciena’s common stock and 84,939,780 shares of common stock outstanding.
     Ciena has never paid cash dividends on its capital stock. We intend to retain earnings for use in our business and we do not anticipate paying any cash dividends in the foreseeable future.
     In connection with the reverse stock split of its common shares described above, through its transfer agent, Ciena sold 1,011 shares of its common stock on October 9, 2006. The sale resulted in proceeds of approximately $27,500, which were used to fund the payment to shareholders of record of cash in lieu of fractional shares resulting from the reverse stock split. The sale of these shares was exempt from registration pursuant to Rule 236 of the Securities Act of 1933, as amended.
     (b) Not applicable.
     (c) Not applicable.
Item 6. Selected Consolidated Financial Data
     The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in Item 8, “Financial Statements and Supplementary Data.” Ciena has a 52 or 53 week fiscal year, which ends on the Saturday nearest to the last day of October in each year. For purposes of financial statement presentation, each fiscal year is described as having ended on October 31. Each fiscal year in the tables below comprised 52 weeks.
     On September 22, 2006, we effected a one-for-seven reverse stock split of our authorized and outstanding common stock. Pursuant to the reverse stock split, each seven shares of authorized and outstanding common stock was reclassified and combined into one share of new common stock. All references to share and per-share data for all periods presented have been adjusted to give effect to the reverse stock split.
Balance Sheet Data:

	As of October 31,
	(in thousands)
	2002	2003	2004	2005	2006
Cash, cash equivalents, short- and long-term investments	$2,069,812	$1,611,467	$1,268,823	$1,093,487	$1,199,964
Total assets	2,751,022	2,378,165	2,137,054	1,675,229	1,839,713
Long-term obligations, excluding current portion	999,935	861,149	824,053	761,398	924,484
Stockholders’ equity	$1,527,269	$1,330,817	$1,154,422	$735,367	$753,626

Statement of Operations Data:

	Year Ended October 31,
	(in thousands, except per share data)
	2002	2003	2004	2005	2006
Revenue	$361,155	$283,136	$298,707	$427,257	$564,056
Cost of goods sold	596,034	210,091	226,954	291,067	306,275

Gross profit (loss)	(234,879)	73,045	71,753	136,190	257,781

Operating expenses:
Research and development	255,291	212,523	205,364	137,245	111,069
Selling and marketing	133,836	105,921	112,310	115,022	104,434
General and administrative	53,704	39,703	28,592	33,715	47,476
Amortization of intangible assets	8,972	17,870	30,839	38,782	25,181
In-process research and development	—	2,800	30,200	—	—
Restructuring costs	98,093	13,575	57,107	18,018	15,671
Goodwill impairment	557,286	—	371,712	176,600	—
Long-lived asset impairment	127,336	47,176	15,926	45,862	—
Gain on lease settlement	—	—	—	—	(11,648)
Recovery of sale, export, use tax liabilities and payments	—	—	(5,388)	—	—
Provision (benefit) for doubtful accounts	14,813	—	(2,794)	2,602	(3,031)

Total operating expenses	1,249,331	439,568	843,868	567,846	289,152

Loss from operations	(1,484,210)	(366,523)	(772,115)	(431,656)	(31,371)
Interest and other income, net	64,173	45,987	25,936	31,294	50,245
Interest expense	(48,367)	(39,359)	(29,841)	(28,413)	(24,165)
Loss on equity investments, net	(15,677)	(4,760)	(4,107)	(9,486)	215
Gain (loss) on extinguishment of debt	(2,683)	(20,606)	(8,216)	3,882	7,052

Gain (loss) before income taxes	(1,486,764)	(385,261)	(788,343)	(434,379)	1,976
Provision for income taxes	110,735	1,256	1,121	1,320	1,381

Net income (loss)	$(1,597,499)	$(386,517)	$(789,464)	$(435,699)	$595

Basic net income (loss) per common share	$(30.62)	$(6.06)	$(10.60)	$(5.30)	$0.01

Diluted net income (loss) per dilutive potential common share	$(30.62)	$(6.06)	$(10.60)	$(5.30)	$0.01

Weighted average basic common shares	52,172	63,814	74,493	82,170	83,840

Weighted average dilutive potential common shares	52,172	63,814	74,493	82,170	85,011

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that discuss future events or expectations, contain projections of results of operations or financial condition, changes in the markets for our products and services, or state other “forward-looking” information. Ciena’s “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. You should be aware that these statements only reflect our current predictions and beliefs. These statements are subject to known and unknown risks, uncertainties and other factors, and actual events or results may differ materially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed throughout this report, particularly under the heading “Risk Factors” in Item 1A of Part I of this annual report. You should review these risk factors for a more complete understanding of the risks associated with an investment in Ciena’s securities. Ciena undertakes no obligation to revise or update any forward-looking statements. The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and Ciena’s consolidated financial statements and notes thereto included elsewhere in this annual report.
Overview
     Ciena Corporation is a supplier of communications networking equipment, software and services that support the delivery and transport of voice, video and data services. Our products are used in communications networks operated by telecommunications service providers, cable operators, governments and enterprises across the globe. We specialize in transitioning legacy communications networks to converged, next-generation architectures, capable of efficiently delivering a broader mix of high-bandwidth services. By improving network productivity, reducing costs and enabling integrated services offerings, our optical, data and broadband access platforms create business and operational value for our customers.
     Over the past fiscal year, Ciena generated significant revenue growth. We also improved our gross margin and reduced our operating costs over the prior fiscal year. Our steady progress along these fronts has resulted in an important milestone for our business and financial results. For the fourth quarter of fiscal 2006, Ciena had net income of $13.1 million, or $0.14 per diluted share, representing the achievement of quarterly profitability on a GAAP basis for the first time since the third quarter of 2001. These quarterly results enabled us to achieve net income of $0.6 million, or $0.01 per diluted share for fiscal 2006.
     Revenue was $160.0 million for the fourth quarter of fiscal 2006, representing our eleventh consecutive sequential quarterly increase. Revenue increased 32.0% from $427.3 million in fiscal 2005 to $564.1 million in fiscal 2006. Revenue growth continues to be driven, in substantial part, by customers’ transitioning legacy networks to next-generation networks better able to address a broader mix of traffic types and services. In addition, increased broadband usage by end users continues to fuel demand for our products as service providers address network capacity requirements. We expect that current market conditions will enable further growth of our business, including opportunities for sales of our metro transport and switching products, particularly for Ethernet-driven applications. Our percentage of international revenue increased from $86.5 million, or 20.2% of total revenue in fiscal 2005, to $140.4 million, or 24.9% of total revenue in fiscal 2006. As a result of our participation in BT network builds, including their 21st Century Network project, or 21CN, and other international network projects, we expect our international sales to continue to increase in fiscal 2007 and be a significant contributor to our growth. While we believe that current market conditions will enable us to continue to grow our revenue during fiscal 2007, our business remains susceptible to fluctuation from quarter to quarter due to the timing and size of equipment orders, our ability to deliver products to fulfill those orders, and the timing of product acceptance for revenue recognition.
     Sprint, Verizon and AT&T each accounted for greater than 10% of our fiscal 2006 revenue, and 40.2% in the aggregate. BellSouth, Verizon and SAIC each accounted for greater than 10% of our fiscal 2005 revenue, and 31.3% in the aggregate. Our concentration in revenue increased during fiscal 2006 largely due to the effect of mergers involving some of our largest customers. The telecommunications industry has experienced substantial consolidation, including the mergers of Verizon and MCI, and SBC and AT&T during our fiscal 2006. Each of these companies has been a significant customer during prior periods. In addition, AT&T completed its acquisition of BellSouth in December 2006. As a result, AT&T is likely to represent a greater percentage of our revenue in fiscal 2007.
     Improving gross margin was a significant focus for us during fiscal 2006. Gross margin for fiscal 2006 was 45.7%, up from 31.9% in fiscal 2005. Increased gross margin during fiscal 2006 reflects favorable product mix, product cost reductions and improved manufacturing efficiencies. To the extent we encounter increased pricing pressure during fiscal 2007, achieving further product cost improvements will be important for us to maintain the gross margin levels attained during fiscal 2006. To continue to drive these product cost reductions, we are emphasizing a global approach to sourcing components and manufacturing our products, and are increasingly utilizing overseas suppliers in lower cost regions, particularly in Asia. While we experienced improved gross margin stability during fiscal 2006, gross margin may be susceptible to fluctuation in fiscal 2007 due to product and customer mix, our ability to drive further product cost reductions and pricing pressure.
     Operating expense decreased from $301.8 million in the fourth quarter of fiscal 2005 to $68.9 million in the fourth quarter of fiscal 2006. Operating expense decreased from $567.8 million in fiscal 2005 to $289.2 million in fiscal 2006. During the fourth quarter of fiscal 2005, we incurred aggregate charges of $222.3 million associated with impairment of goodwill and long-lived assets. Exclusive of these impairment charges, the steps we have taken to improve operational efficiencies enabled us to reduce our operating expense during fiscal 2006. We expect quarterly operating expense to increase from the fourth quarter of fiscal 2006 during fiscal 2007 as we fund the growth of our business through research and development initiatives, increased hiring and the expansion of our development operations in India. While we expect operating expense to increase, reducing these expenses as a percentage of revenue will be critical if we are to maintain and build upon the profitable operating results achieved in fiscal 2006.
     During fiscal 2006, we completed a public offering of 0.25% Convertible Senior Notes due May 1, 2013, in aggregate principal amount of $300.0 million. This offering resulted in proceeds of $263.6 million, net of offering expenses, underwriting discounts and the $28.5 million cost of a call spread option purchased by Ciena. During fiscal 2006, we also repurchased $106.5 million of our outstanding 3.75% convertible notes, due February 1, 2008, in open market transactions for $98.4 million. We recorded a gain on the extinguishment of debt in the amount of $7.1 million, which consists of the $8.1 million gain from the repurchase of the notes less a write-off of $1.0 million of associated debt issuance costs. At October 31, 2006, the remaining principal balance on our outstanding 3.75% convertible notes was $542.3 million. Additional information regarding our outstanding convertible notes can be found in Note 12 to the Consolidated Financial Statements under Item 8 of Part II of this annual report.
     During fiscal 2006, we eliminated our former business units and discontinued reporting our results of operations on a historical operating segment basis. Ciena’s financial results for fiscal 2006 are reported in this annual report as a single business segment. Financial results for fiscal 2006 also represent our first full fiscal year reflecting the effect of our adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.” SFAS 123(R) requires that we recognize compensation expense on our consolidated statement of operations for all share-based awards made to employees and directors based on estimated fair values. We adopted SFAS 123(R) using the modified prospective application transition method, and accordingly have not restated financial statements for prior periods to include the impact of SFAS 123(R). Share-based compensation was $14.0 million during fiscal 2006, of which $0.3 million was capitalized as part of inventory. Additional information regarding our adoption of SFAS 123(R) is set forth in the Note 16 to the Consolidated Financial Statements under Item 8 of Part II of this annual report and in “Critical Accounting Policies and Estimates” below.
Results of Operations
Fiscal 2005 compared to Fiscal 2006
Revenue, cost of goods sold and gross profit
     Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees, direct technical support costs, cost of excess and obsolete inventory and overhead related to manufacturing, technical support and engineering, furnishing and installation (“EF&I”) operations.
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit from fiscal 2005 to fiscal 2006.

	Fiscal Year
					Increase
	2005	%*	2006	%*	(decrease)	%**
Revenue:
Products	$374,275	87.6	$502,427	89.1	$128,152	34.2
Services	52,982	12.4	61,629	10.9	8,647	16.3

Total revenue	$427,257	100.0	$564,056	100.0	136,799	32.0

Costs:
Products	248,931	58.2	263,667	46.7	14,736	5.9
Services	42,136	9.9	42,608	7.6	472	1.1

Total cost of goods sold	291,067	68.1	306,275	54.3	15,208	5.2

Gross profit	$136,190	31.9	$257,781	45.7	$121,591	89.3

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006
     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit from fiscal 2005 to fiscal 2006.

	Fiscal Year
					Increase
	2005	%*	2006	%*	(decrease)	%**
Product revenue	$374,275	100.0	$502,427	100.0	$128,152	34.2
Product cost of goods sold	248,931	66.5	263,667	52.5	14,736	5.9

Product gross profit	$125,344	33.5	$238,760	47.5	$113,416	90.5

*	Denotes % of product revenue

**	Denotes % change from 2005 to 2006
     The table below (in thousands, except percentage data) sets forth the changes in service revenue, service cost of goods sold and service gross profit from fiscal 2005 to fiscal 2006.

	Fiscal Year
					Increase
	2005	%*	2006	%*	(decrease)	%**
Service revenue	$52,982	100.0	$61,629	100.0	$8,647	16.3
Service cost of goods sold	42,136	79.5	42,608	69.1	472	1.1

Service gross profit	$10,846	20.5	$19,021	30.9	$8,175	75.4

*	Denotes % of service revenue

**	Denotes % change from 2005 to 2006
     Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue from fiscal 2005 to fiscal 2006.

	Fiscal Year
					Increase
	2005	%*	2006	%*	(decrease)	%**
United States	$340,774	79.8	$423,687	75.1	$82,913	24.3
International	86,483	20.2	140,369	24.9	53,886	62.3

Total	$427,257	100.0	$564,056	100.0	$136,799	32.0

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006
     During fiscal 2005 and fiscal 2006, certain customers accounted for 10% or more of our revenue during the respective periods as follows (in thousands, except percentage data):

	Fiscal Year
	2005	%*	2006	%*
Verizon	$43,673	10.2	$70,225	12.4
BellSouth	43,946	10.3	N/A	—
SAIC	46,058	10.8	N/A	—
Sprint	N/A	—	89,793	15.9
AT&T	N/A	—	66,926	11.9

Total	$133,677	31.3	$226,944	40.2

N/A	Denotes revenue representing less than 10% of total revenue for the period

*	Denotes % of total revenue
Revenue
•	Product revenue increased from fiscal 2005 to fiscal 2006, primarily due to a $48.3 million increase in sales from our CN 4200™ FlexSelect™ Advanced Services Platform introduced in the third quarter of fiscal 2005, a $43.7 million increase in sales from our core transport products and a $35.0 million increase in sales from our CoreDirector® Multiservice Switch.

•	Service revenue increased from fiscal 2005 to fiscal 2006, primarily due to a $ 4.6 million increase in sales of maintenance and support services, a $2.2 million increase in sales of deployment services, and a $1.2 million increase in sales of product training services.

•	United States revenue increased from fiscal 2005 to fiscal 2006, primarily due to a $38.1 million increase in sales from our core transport products, a $30.7 million increase in sales from our CoreDirector® Multiservice Switch, and a $15.9 million increase from sales our CN 4200™ FlexSelect™ Advanced Services Platform.

•	International revenue increased from fiscal 2005 to fiscal 2006, primarily due to a $32.4 million increase in sales from our CN 4200™ FlexSelect™ Advanced Services Platform and a $10.9 million increase in sales from our multiservice optical access products.
Gross profit
•	Gross profit as a percentage of revenue increased from fiscal 2005 to fiscal 2006 largely due to increased sales volume, sales of higher margin products and cost improvements resulting from our efforts to employ a global approach to sourcing components and manufacturing our products.

•	Gross profit on products as a percentage of product revenue increased from fiscal 2005 to the fiscal 2006, primarily due to cost reductions and higher margin product mix.

•	Gross profit on services as a percentage of services revenue increased from fiscal 2005 to fiscal 2006, primarily due to service rate stability in connection with our deployment services and reduced service overhead and deployment costs.

Operating expenses
     The table below (in thousands, except percentage data) sets forth the changes in operating expenses from fiscal 2005 to fiscal 2006.

	Fiscal Year
					Increase
	2005	%*	2006	%*	(decrease)	%**
Research and development	$137,245	32.1	$111,069	19.7	$(26,176)	(19.1)
Selling and marketing	115,022	26.9	104,434	18.5	(10,588)	(9.2)
General and administrative	33,715	7.9	47,476	8.4	13,761	40.8
Amortization of intangible assets	38,782	9.1	25,181	4.5	(13,601)	(35.1)
Restructuring costs	18,018	4.2	15,671	2.8	(2,347)	(13.0)
Goodwill impairment	176,600	41.3	—	—	(176,600)	(100.0)
Long-lived asset impairment	45,862	10.7	—	—	(45,862)	(100.0)
Provision for (recovery of) doubtful accounts, net	2,602	0.6	(3,031)	(0.5)	(5,633)	(216.5)
Gain on lease settlement	—	—	(11,648)	(2.1)	(11,648)	N/A

Total operating expenses	$567,846	132.8	$289,152	51.3	$(278,694)	(49.1)

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006
•	Research and development expense decreased from fiscal 2005 to fiscal 2006, primarily due to reductions of $12.3 million in employee compensation, $6.9 million in prototype expense and $6.3 million in depreciation expense. The reduction in employee compensation was driven by headcount reductions. We expect research and development expense to increase during fiscal 2007 as a result of increased development activity, offset to some extent by cost efficiencies from our India development operations.

•	Selling and marketing expense decreased from fiscal 2005 to fiscal 2006 due to reductions of $7.3 million in depreciation costs, $2.2 million in product introduction and marketing activities, $2.0 million in facility and information systems expense, $1.7 million in temporary import costs and $0.8 million in travel. These reductions were slightly offset by increases of $2.3 million in employee compensation. Salaries, bonuses and commissions increased by $3.3 million during fiscal 2006, offset by a reduction of $1.1 million in share-based compensation expense. We also expect sales and marketing expense to increase during fiscal 2007 as we continue to grow our revenue.

•	General and administrative expense increased from fiscal 2005 to fiscal 2006 due to an increase of $6.5 million in legal expense, primarily related to our patent litigation with Nortel Networks, $5.9 million in employee compensation and $1.5 million in audit fees partially offset by a decrease of $0.5 million in directors and officers insurance expense. Included in the legal expenses were $5.7 million in contingent fees paid to outside counsel and advisors connected with the settlement of the Nortel litigation. The increase in employee compensation included an increase of $2.7 million in share-based compensation expense.

•	Amortization of intangible assets costs decreased from fiscal 2005 to fiscal 2006 due to the write-off of intangible assets recorded in the fourth quarter of fiscal 2005.

•	Restructuring costs incurred during fiscal 2006 were primarily related to a $10.0 million charge associated with previously restructured unused facilities located in San Jose, CA, and $6.3 million in charges related to workforce reductions of approximately 155 employees and costs associated with the closure of facilities located in Kanata, Canada; Shrewsbury, NJ and Beijing, China.

•	Provision for (recovery of) doubtful accounts, net for fiscal 2006 was related to the receipt of amounts due from customers from whom payment was previously deemed doubtful due to the customers’ financial condition.

•	Gain on lease settlement for fiscal 2006 was related to the termination of our obligations under the leases for our former Fremont, CA and Cupertino, CA facilities.
Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items from fiscal 2005 to fiscal 2006.

	Fiscal Year
					Increase
	2005	%*	2006	%*	(decrease)	%**
Interest and other income, net	$31,294	7.3	$50,245	8.9	$18,951	60.6
Interest expense	$28,413	6.7	$24,165	4.3	$(4,248)	(15.0)
Gain (loss) on equity investments, net	$(9,486)	(2.2)	$215	—	$9,701	(102.3)
Gain on extinguishment of debt	$3,882	0.9	$7,052	1.3	$3,170	81.7
Provision for income taxes	$1,320	0.3	$1,381	0.2	$61	4.6

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006
•	Interest and other income, net increased from fiscal 2005 to fiscal 2006 primarily due to higher interest rates.

•	Interest expense decreased from fiscal 2005 to fiscal 2006 due to the repurchase of a portion of our outstanding 3.75% convertible notes during fiscal 2005 and fiscal 2006.

•	Gain (loss) on equity investments, net in fiscal 2005 was due to a decline in the value of our investments in privately held technology companies that was determined to be other than temporary.

•	Gain on extinguishment of debt for fiscal 2006 resulted from our repurchase of $106.5 million of our outstanding 3.75% convertible notes in open market transactions for $98.4 million. We recorded a gain on the extinguishment of debt in the amount of $7.1 million, which consists of the $8.1 million gain from the repurchase of the notes, less a write-off of $1.0 million of associated debt issuance costs.

•	Provision for income taxes for fiscal 2005 and fiscal 2006 was primarily attributable to foreign tax related to Ciena’s foreign operations. We did not record a tax benefit for domestic losses during fiscal 2005 or fiscal 2006. We will continue to maintain a valuation allowance against certain deferred tax assets until sufficient evidence exists to support its reversal.
Fiscal 2004 compared to Fiscal 2005
Revenue, cost of goods sold and gross profit
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit from fiscal 2004 to fiscal 2005.

	Fiscal Year
					Increase
	2004	%*	2005	%*	(decrease)	%**
Revenue:
Products	$250,210	83.8	$374,275	87.6	$124,065	49.6
Services	48,497	16.2	52,982	12.4	4,485	9.2

Total revenue	298,707	100.0	427,257	100.0	128,550	43.0

Costs:
Products	186,461	62.4	248,931	58.2	62,470	33.5
Services	40,493	13.6	42,136	9.9	1,643	4.1

Total cost of goods sold	226,954	76.0	291,067	68.1	64,113	28.2

Gross profit	$71,753	24.0	$136,190	31.9	$64,437	89.8

*	Denotes % of total revenue

**	Denotes % change from fiscal 2004 to fiscal 2005
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
     Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue from fiscal 2004 to fiscal 2005.

	Fiscal Year
					Increase
	2004	%*	2005	%*	(decrease)	%**
United States	$221,456	74.1	$340,774	79.8	$119,318	53.9
International	77,251	25.9	86,483	20.2	9,232	12.0

Total	$298,707	100.0	$427,257	100.0	$128,550	43.0

*	Denotes % of total revenue

**	Denotes % change from fiscal 2004 to fiscal 2005
     During fiscal 2004 and fiscal 2005, certain customers each accounted for at least 10% of our revenue during the respective periods as follows (in thousands, except percentage data):

	Fiscal Year
	2004		%*	2005	%*
Verizon	$	N/A	—	$43,673	10.2
BellSouth		N/A	—	43,946	10.3
SAIC		46,557	15.6	46,058	10.8

Total		$46,557	15.6	$133,677	31.3

N/A	Denotes revenues recognized less than 10% for the period

*	Denotes % of total revenue
     Revenue
•	Product revenue increased from fiscal 2004 to fiscal 2005 due to a $51.4 million increase in sales of broadband access systems obtained from our May 2004 acquisition of Catena Networks, a $36.5 million increase in sales from our core transport products, a $12.0 million increase in sales of our metro transport and switching products, an

$11.1 million increase in sales of our data networking products, and a $9.6 million increase in sales of our CoreDirector® Multiservice Switch. As a result of the timing of our acquisitions of Catena and IPI, product revenue for fiscal 2004 reflects only two quarters of revenue from these acquired products.
•	Service revenue increased from fiscal 2004 to fiscal 2005 due to a $2.4 million increase in deployment services and a $1.6 million increase from sales of training in fiscal 2005.

•	United States revenue increased from fiscal 2004 to fiscal 2005 due to a $51.2 million increase in sales of broadband access systems, a $19.0 million increase in sales of our CoreDirector® Multiservice Switch, a $17.6 million increase in sales from our core transport products, an $11.4 million increase in sales of our data networking products, a $9.4 million increase in sales of our metro transport and switching products, and a $7.2 million increase in sales of deployment services, maintenance and support, and training.

•	International revenue increased from fiscal 2004 to fiscal 2005 due an $18.9 million increase in sales from our core transport products, and a $ 2.6 million increase in sales of our metro transport and switching products, partially offset by a $9.4 million decrease in sales of our CoreDirector® Multiservice Switch and a $ 2.7 million decrease in sales of deployment services, maintenance and support, and training.
Gross profit
•	Gross profit as a percentage of revenue increased from fiscal 2004 to fiscal 2005 primarily due to improvements in product gross profit and to a lesser extent, improvements in service margins.

•	Product gross profit as a percentage of product revenue increased from fiscal 2004 to fiscal 2005 largely due to favorable product mix, including a full year of sales of broadband access products in fiscal 2005, and product cost reductions and improved manufacturing efficiencies.

•	Service gross profit as a percentage of services revenue increased from fiscal 2004 to fiscal 2005 primarily due to increased sales of training and reduced service overhead costs in fiscal 2005.
Operating expenses
     The table below (in thousands, except percentage data) sets forth the changes in operating expenses from fiscal 2004 to fiscal 2005.

	Fiscal Year
					Increase
	2004	%*	2005	%*	(decrease)	%**
Research and development	$205,364	68.8	$137,245	32.1	$(68,119)	(33.2)
Selling and marketing	112,310	37.6	115,022	26.9	2,712	2.4
General and administrative	28,592	9.6	33,715	7.9	5,123	17.9
Amortization of intangible assets	30,839	10.3	38,782	9.1	7,943	25.8
In-process research and development	30,200	10.1	—	0.0	(30,200)	(100.0)
Restructuring costs	57,107	19.1	18,018	4.2	(39,089)	(68.4)
Goodwill impairment	371,712	124.4	176,600	41.3	(195,112)	(52.5)
Long-lived asset impairment	15,926	5.3	45,862	10.7	29,936	188.0
Recovery of sale, export, use tax liabilities and payments	(5,388)	(1.8)	—	0.0	5,388	(100.0)
(Recovery of) provision for doubtful accounts, net	(2,794)	(0.9)	2,602	0.6	5,396	(193.1)

Total operating expenses	$843,868	282.5	$567,846	132.9	$(276,022)	(32.7)

*	Denotes % of total revenue

**	Denotes % change from fiscal 2004 to fiscal 2005
•	Research and development expense decreased from fiscal 2004 to fiscal 2005 primarily due to $22.5 million of accelerated leasehold amortization recorded in fiscal 2004 with no comparable expense in fiscal 2005. This reduction of expense also included a reduction of $15.6 million in employee-related costs, $9.9 million in depreciation expense, $8.3 million in facility related costs, $7.2 million in consulting costs, and $3.4 million in information systems costs during fiscal 2005. Ciena’s accelerated leasehold amortization expense during fiscal 2004 was due to the closing of our San Jose, CA facility in September 2004. Employee-related expense reductions in 2005 reflect lower headcount from the closing of our San Jose, CA facility and our further headcount reductions in fiscal 2005.

•	Selling and marketing expense increased from fiscal 2004 to fiscal 2005 due to an increase of $3.0 million related to customer demonstration systems, $1.1 million in tradeshow and marketing activities, $1.4 million employee-related cost, and $0.6 million consulting, partially offset by reductions in depreciation expense of $1.7 million and reductions of information system expenses of $1.3 million.

•	General and administrative expense increased from fiscal 2004 to fiscal 2005 primarily due to an increase of $2.6 million related to legal services, $1.7 million for outside services related to Sarbanes-Oxley compliance, $1.2 million related to the outsourcing of certain accounting services for our international operations, and $1.3 million information systems. This was partially offset by a reduction of $1.9 million in employee-related costs.

•	Amortization of intangible assets costs increased from fiscal 2004 to fiscal 2005 due to higher amounts of purchased intangible assets, such as developed technology and customer relationships, resulting from our acquisitions of Catena Networks and Internet Photonics in May 2004. As a result of the timing of these acquisitions, amortization of intangible assets in fiscal 2004 reflects only two fiscal quarters associated with these additional purchased intangible assets.

•	In-process research and development (IPR&D) represents the estimated value of purchased in-process technology that had not reached technological feasibility and had no alternative future use at the time of acquisition. In the third quarter of fiscal 2004 we recorded $25.0 million and $5.2 million of IPR&D from our Catena and Internet Photonics acquisitions, respectively. We had no acquisitions in fiscal 2005.

•	Restructuring costs decreased from fiscal 2004 to fiscal 2005. In 2005, restructuring costs include an adjustment of $11.4 million related to previously restructured facilities, due to lower expected sublease payments from the continued excess supply of commercial property in certain markets where our unused facilities are located. Restructuring costs for fiscal 2005 also include $6.6 million primarily related to workforce reductions of approximately 177 employees. In 2004, restructuring costs included $27.8 million, primarily related to the closure of our San Jose, CA facility. Restructuring costs in 2004 also included $21.8 million related to workforce reductions of approximately 560 employees and adjustments of $7.5 million, related to previously restructured facilities, associated with lower expected sublease payments and increased estimated operating expenses. These workforce reductions were taken as part of our plan to reduce our costs and align resources with market opportunities.

•	Goodwill impairment decreased from fiscal 2004 to fiscal 2005. We incurred a goodwill impairment of $176.6 million related to one of our former business units in fiscal 2005. This impairment was related to our decision to suspend research and development for our CN 1000™ Next-Generation Broadband Access platform. We recorded a goodwill impairment of $371.7 million related to three of our former business units in fiscal 2004. This impairment was related to the decline in the forecasted demand for our products, along with the reduction in valuations of comparable businesses.

•	Long-lived assets impairment charges for fiscal 2005 were $45.9 million, and were largely attributable to our decision to suspend research and development of our CN 1000™ Next-Generation Broadband Access platform and market conditions affecting our broadband access products. The impairment of long-lived assets in fiscal 2005 included $45.7 million of intangible assets and $0.2 million of impaired research and development equipment, which was classified as held for sale. During fiscal 2004, we recorded $15.9 million long-lived assets impairment, largely attributable to the closure of our San Jose, CA facility. The impairment of long-lived assets in fiscal 2004 included $15.9 million of impaired research and development equipment, which was classified as held for sale.

•	Recovery of sales, export, use tax liabilities and payments during the fiscal 2004 was due to the resolution of a use tax audit related to assets acquired from ONI.

•	(Recovery of) provision for doubtful accounts, net during fiscal 2005 was $2.6 million and was related to one customer from which payment was deemed doubtful due to the customer’s financial condition. During fiscal 2004, we recorded a recovery of doubtful accounts of $2.8 million, related primarily to the receipt of payment from a customer from which payment was previously deemed doubtful. We maintain an allowance for potential losses on a specific identification basis.
Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items from fiscal 2004 to fiscal 2005.

	Fiscal Year
					Increase
	2004	%*	2005	%*	(decrease)	%**
Interest and other income, net	$25,936	8.7	$31,294	7.3	$5,358	20.7
Interest expense	$29,841	10.0	$28,413	6.7	$(1,428)	(4.8)
Loss on equity investments, net	$4,107	1.4	$9,486	2.2	$5,379	131.0
Gain (loss) on extingusihment of debt	$(8,216)	(2.8)	$3,882	0.9	$12,098	(147.2)
Provision for income taxes	$1,121	0.4	$1,320	0.3	$199	17.8

*	Denotes % of total revenue

**	Denotes % change from fiscal 2004 to fiscal 2005
•	Interest and other income, net increased from fiscal 2004 to fiscal 2005 because of higher rates of return on our investments.

•	Interest expense decreased from fiscal 2004 to fiscal 2005 due to the decrease in our outstanding debt obligations in fiscal 2005, resulting from our repurchase of all of the remaining outstanding ONI 5.0% convertible subordinated notes during fiscal 2004 and the repurchase of $41.2 million in principal amount of our 3.75% convertible notes during the third quarter of fiscal 2005.

•	Loss on equity investments, net increased from fiscal 2004 to fiscal 2005 due to a further decline in the value of our investments in privately held technology companies that was determined to be other than temporary.

•	Gain (loss) on extinguishment of debt during fiscal 2005 resulted from our repurchase of $41.2 million of our outstanding 3.75% convertible notes, due February 1, 2008, in open market transactions for $36.9 million. We recorded a gain on the extinguishment of debt in the amount of $3.9 million, which consists of the $4.3 million gain from the repurchase of the notes less a write-off of $0.4 million of associated debt issuance costs. During fiscal 2004, we recorded an $8.2 million loss on the extinguishment of debt related to our repurchase of all of the remaining ONI 5.0% convertible subordinated notes outstanding.

•	Provision for income taxes for 2004 and 2005 was primarily attributable to foreign tax related to Ciena’s foreign operations. We did not record a tax benefit for our domestic losses during either period. We will continue to maintain a valuation allowance against certain deferred tax assets until sufficient evidence exists to support its reversal.
Liquidity and Capital Resources
     At October 31, 2006, our principal source of liquidity was cash and cash equivalents, short-term investments and long-term investments. The following table summarizes our cash and cash equivalents, short-term investments and long-term investments (in thousands):

	October 31,	October 31,	Increase
	2005	2006	(decrease)
Cash and cash equivalents	$358,012	$220,164	$(137,848)
Short-term investments	579,531	628,393	48,862
Long-term investments	155,944	351,407	195,463

Total cash, cash equivalents, short-term and long-term investment	$1,093,487	$1,199,964	$106,477

     The increase in total cash, cash equivalents and short-term and long-term investments during fiscal 2006 was primarily related to our issuance on April 10, 2006 of $300.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due May 1, 2013, resulting in proceeds of $263.6 million, net of offering expenses, underwriting discounts and the $28.5 million cost of a call spread option purchased by Ciena. This increase was partially offset by $98.4 million of cash used to repurchase a portion of our outstanding 3.75% convertible notes. Cash, cash equivalents and short-term and long-term investments at October 31, 2006 also reflect $79.4 million of cash consumed in operating activities during fiscal 2006. Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our existing operations through at least the next 12 months.
     The following sections review the significant activities that had an impact on our cash during fiscal 2006.

Operating Activities
     The following tables set forth (in thousands) significant components of our $79.4 million of cash used in operating activities for fiscal 2006.
     Net income

Year Ended
October 31, 2006
Net income	$595

     Our net income for fiscal 2006 included the significant non-cash items summarized in the following table (in thousands):

Gain on early extinguishment of debt	$(7,052)
Amortization of intangibles	29,050
Share-based compensation costs	14,042
Depreciation and amortization of leasehold improvements	16,401
Provision for inventory excess and obsolescence	9,012
Provision for warranty	14,522

Total significant non-cash charges	$75,975

     Accounts Receivable, Net
     Cash consumed by accounts receivable, net increased from fiscal 2005 to fiscal 2006, due to increased sales volume, contractual acceptance terms affecting the timing of our invoicing, recognition of revenue and longer payment terms associated with our increased international revenue. The increase in our accounts receivable caused our days sales outstanding (“DSO”) to increase from 61 days for fiscal 2005 to 68 days for fiscal 2006. We expect that our accounts receivable, net may fluctuate from quarter to quarter, but generally will increase during fiscal 2007, due to expected increased sales volume, and longer payment terms particularly related to our international customers.
     The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts, balance from the end of fiscal 2005 to the end of fiscal 2006.

	October 31,	October 31,	Increase
	2005	2006	(decrease)
Accounts receivable, net	$72,786	$107,172	$34,386

     Inventory, Net
     Cash consumed by inventory, net increased from the end of fiscal 2005 to the end of fiscal 2006, due to a combination of inventory purchased based on customer forecasts in advance of orders, finished goods inventory located at customer facilities awaiting contractual acceptance and contract manufacturer transitions to consolidate our supply chain and reduce product costs. As a result, Ciena’s inventory turns declined from 5.0 turns per year for the period ending October 31, 2005 to 2.5 turns per year for the period ending October 31, 2006. Our cash consumed by inventory has increased in recent quarters. We expect our inventory turns will increase during fiscal 2007.
     The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2005 through the end of fiscal 2006.

	October 31,	October 31,	Increase
	2005	2006	(decrease)
Raw materials	$21,177	$29,627	$8,450
Work-in-process	3,136	9,156	6,020
Finished goods	47,615	89,628	42,013

Gross inventory	71,928	128,411	56,483
Reserve for excess and obsolescence	(22,595)	(22,326)	269

Net inventory	$49,333	$106,085	$56,752

     Restructuring and unfavorable lease commitments
     During fiscal 2006, we paid $23.6 million in connection with a termination of our obligations under leases for our former Fremont, CA and Cupertino, CA facilities. We paid an additional $9.5 million on leases related to restructured facilities and $9.3 million on leases associated with unfavorable lease commitments. The following table reflects (in thousands) the balance of liabilities for our restructured facilities and unfavorable lease commitments and the change in these balances from the end of fiscal 2005 through the end of fiscal 2006.

	October 31,	October 31,	Increase
	2005	2006	(decrease)
Restructuring liabilities	$15,492	$8,914	$(6,578)
Unfavorable lease commitments	9,011	8,512	(499)
Long-term restructuring liabilities	54,285	26,720	(27,565)
Long-term unfavorable lease commitments	41,364	32,785	(8,579)

Total restructuring liabilities and unfavorable lease commitments	$120,152	$76,931	$(43,221)

     Interest Payable on Ciena’s Convertible Notes
     Interest on Ciena’s outstanding 3.75% convertible notes, due February 1, 2008, is payable on February 1st and August 1st of each year. During fiscal 2006, Ciena paid $21.7 million in interest on the 3.75% convertible notes.
     Interest on Ciena’s outstanding 0.25% convertible senior notes, due May 1, 2013, is payable on May 1st and November 1st of each year, commencing on November 1, 2006.
     The following table reflects (in thousands) the balance of interest payable and the change in this balance from the end of fiscal 2005 through the end of fiscal 2006.

	October 31,	October 31,	Increase
	2005	2006	(decrease)
Accrued interest payable	$6,082	$5,502	$(580)
Financing Activities
     Cash provided by financing activities during fiscal 2006 was primarily related to a public offering of 0.25% Convertible Senior Notes due May 1, 2013, in aggregate principal amount of $300.0 million that was completed during the second quarter of fiscal 2006. Associated with the offering, we purchased a call spread option on our common stock for $28.5 million and paid debt issuance costs of $7.9 million. During fiscal 2006, we also repurchased $106.5 million of our outstanding 3.75% convertible notes, due February 1, 2008, in open market transactions for $98.4 million. We also received $28.0 million from the exercise of employee stock options and employee participation in Ciena’s employee stock purchase plan.
Contractual Obligations
     The following is a summary of our future minimum payments under contractual obligations as of October 31, 2006 (in thousands):

		Less than one	One to three	Three to five
	Total	year	years	years	Thereafter
Convertible notes (1)	$878,057	$21,128	$553,929	$1,500	$301,500
Operating leases	126,882	26,141	46,628	35,143	18,970
Purchase obligations (2)	97,326	97,326	—	—	—

Total	$1,102,265	$144,595	$600,557	$36,643	$320,470

(1)	Our outstanding 3.75% convertible notes, due February 1, 2008, have an aggregate principal amount of $542.3 million. Interest is payable on February 1st and August 1st of each year. Our outstanding 0.25% convertible senior notes, due May 1, 2013, have an aggregate principal amount of $300.0 million. Interest on these notes is payable on November 1st and May 1st of each year, beginning on November 1, 2006.

(2)	Purchase commitments relate to amounts we are obligated to pay to our contract manufacturers and component suppliers for inventory.
     Some of our commercial commitments, including some of the future minimum payments set forth above, are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of October 31, 2006 (in thousands):

		Less than one	One to three	Three to five
	Total	year	years	years	Thereafter
Standby letters of credit	$8,415	$8,315	$100	$—	$—

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
Revenue Recognition
     Some of our communications networking equipment is integrated with software that is essential to the functionality of the equipment. We provide unspecified software upgrades and enhancements related to the equipment through our maintenance contracts for these products. Accordingly, we account for revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Customer purchase agreements and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. The amount of product and service revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of revenue recognition. Our total deferred revenue for products was $14.5 million and $4.3 million as of October 31, 2005 and October 31, 2006, respectively. Our service revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $29.0 million and $36.4 million as of October 31, 2005 and October 31, 2006, respectively.
Share-Based Compensation
     On November 1, 2005, Ciena adopted SFAS 123(R), “Shared-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options, restricted stock, restricted stock units and participation in Ciena’s employee stock purchase plan. Share-based compensation expense recognized in Ciena’s consolidated statement of operations for fiscal 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of October 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to October 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).
     We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. This option pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. Because Ciena considers its options to be “plain vanilla” we calculate the expected term using the simplified method as prescribed in Staff Accounting Bulletin (SAB) 107. Under SAB 107, options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at-the-money”; exerciseability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; options are non-transferable and non-hedgeable. The expected stock price volatility was determined using a combination of historical and implied volatility of Ciena’s common stock. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Because share-based compensation expense is based on awards that are ultimately expected to vest, it has been reduced to account for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In Ciena’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, Ciena accounted for forfeitures as they occurred. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation.
     See Note 16 to the Consolidated Financial Statements under Item 8 of Part II of this annual report for information regarding Ciena’s treatment of share-based compensation, including information regarding treatment prior to Ciena’s adoption of SFAS 123(R).
Reserve for Inventory Obsolescence
     Ciena writes down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During fiscal 2006, we recorded a charge of $9.0 million primarily related to excess inventory due to a change in forecasted sales for certain products. In an effort to limit our exposure to delivery delays and to satisfy customer needs for shorter delivery terms, we have transitioned our manufacturing operations from the build-to-order model we have used in recent years, to a build-to-forecast model across our product lines. This change in our inventory purchases exposes us to the risk that our customers will not order those products for which we have forecasted sales, or will purchase less than we have forecasted. If actual market conditions differ from those we have assumed, we may be required to take additional inventory write-downs or benefits.
Restructuring
     As part of its restructuring costs, Ciena provides for the estimated cost of the net lease expense for facilities that are no longer being used. The provision is equal to the fair value of the minimum future lease payments under our contracted lease obligations, offset by the fair value of the estimated sublease payments that we may receive. As of October 31, 2006, Ciena’s accrued restructuring liability related to net lease expense and other related charges was $35.6 million. The total minimum lease payments for these restructured facilities are $44.5 million. These lease payments will be made over the remaining lives of our leases, which range from one month to thirteen years. If actual market conditions are different than those we have projected, we are required to recognize additional restructuring costs or benefits associated with these facilities. During fiscal 2006, we have recognized net adjustments resulting in restructuring costs of $9.2 million, which includes a $10.0 million adjustment during the third quarter of fiscal 2006 relating to our unused San Jose, CA facilities.

Allowance for Doubtful Accounts
     Ciena’s allowance for doubtful accounts is based on our assessment, on a specific identification basis, of the collectibility of customer accounts. Ciena performs ongoing credit evaluations of its customers and generally has not required collateral or other forms of security from its customers. In determining the appropriate balance for Ciena’s allowance for doubtful accounts, management considers each individual customer account receivable in order to determine collectibility. In doing so, management considers creditworthiness, payment history, account activity and communication with such customer. If a customer’s financial condition changes, Ciena may be required to take a charge for an allowance for doubtful accounts. During fiscal 2006, Ciena recorded the recovery of a doubtful account in the amount of $3.0 million as a result of the receipt of amounts due from customers from whom payment was previously deemed doubtful due to the customers’ financial condition.
Goodwill
     At October 31, 2006, Ciena’s consolidated balance sheet included $232.0 million in goodwill. In accordance with SFAS 142, Ciena tests its goodwill for impairment on an annual basis, which Ciena has determined to be the last business day of fiscal September each year, and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. If actual market conditions differ or forecasts change at the time of our annual assessment in fiscal 2007 or in periods prior to our annual assessment, we may be required to record additional goodwill impairment charges.
     As described in the “Overview” above, we have eliminated our former operating segments and have discontinued reporting our results of operations on a segment basis. In accordance with SFAS 142, goodwill is allocated and assessed at a reporting unit level. SFAS 142 delineates a reporting unit as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management reviews the operating results of that component. Our former operating segments had no component operations below the operating segment level. Our operating segments were considered the reporting units for purposes of goodwill allocation and assessment. As of the third quarter of fiscal 2006, we no longer managed our business, allocated resources or evaluated operating performances on the basis of discrete financial information about our former operating segments and consequently our goodwill allocations and assessments were made on a single reporting unit basis.
Intangible Assets
     As of October 31, 2006, Ciena’s consolidated balance sheet included $91.3 million in other intangible assets, net. We account for the impairment or disposal of long-lived assets such as equipment, furniture, fixtures, and other intangible assets in accordance with the provisions of SFAS 144. In accordance with SFAS 144, Ciena tests each intangible asset for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. If actual market conditions differ or forecasts change, we may be required to record additional impairment charges in future periods.
Investments
     As of October 31, 2006 Ciena’s marketable debt investments had unrealized losses of $1.2 million. The gross unrealized losses, related to marketable debt investments, were primarily due to changes in interest rates. Ciena’s management has determined that the gross unrealized losses on its marketable debt investments at October 31, 2006 are temporary in nature because Ciena has the ability and intent to hold these investments until a recovery of fair value, which may be maturity.
     As of October 31, 2006, Ciena’s minority investments in privately held technology companies were $6.5 million. These investments are generally carried at cost because Ciena owns less than 20% of the voting equity and does not have the ability to exercise significant influence over any of these companies. These investments are inherently high risk as the market for technologies or products manufactured by these companies are usually early stage at the time of the investment by Ciena and such markets may never materialize or become significant. Ciena could lose its entire investment in some or all of these companies. Ciena monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. If market conditions, expected financial performance or the competitive position of the companies in which we invest deteriorate, Ciena may be required to record an additional charge in future periods.

Deferred Tax Valuation Allowance
     As of October 31, 2006, Ciena has recorded a valuation allowance of $1.2 billion against our net deferred tax assets of $1.2 billion. We calculated the valuation allowance in accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence such as operating results during the most recent three-year period is given more weight than forecasted results, due to our current lack of visibility and the degree of uncertainty that we will achieve the level of future profitability needed to record the deferred assets. Our cumulative loss in the most recent three-year period represents sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.
Warranty
     The liability for product warranties, included in other accrued liabilities, was $31.8 million as of October 31, 2006, compared to $27.0 million as of October 31, 2005. Our products are generally covered by a warranty for periods ranging from one to five years. Ciena accrues for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period.
Effects of Recent Accounting Pronouncements
     In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. Ciena does not believe that the adoption of this statement will have a material impact on its financial condition, results of operations or cash flows.
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Ciena is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.
     In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to SFAS 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings Ciena is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.
     In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Ciena does not believe the adoption of this statement will have a material impact on its financial condition, results of operations or cash flows.
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” which supersedes APB Opinion No. 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 also carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The correction of an error in previously issued financial statements is not a change in accounting principle. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Ciena does not believe that the adoption of this statement will have a material impact on its financial condition, results of operations or cash flows.

Quarterly Results of Operations
     The tables below (in thousands, except per share data) set forth the operating results represented by certain items in Ciena’s statements of operations for each of the eight quarters in the period ended October 31, 2006. This information is unaudited, but in our opinion reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair statement of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.

	Jan. 31,	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,	Apr. 30,	Jul. 31,	Oct. 31,
	2005	2005	2005	2005	2006	2006	2006	2006
Revenue:
Products	$82,300	$91,618	$97,448	$102,909	$105,941	$117,208	$137,809	$141,469
Services	12,448	12,228	13,032	15,274	14,489	13,967	14,690	18,483

Total Revenue	94,748	103,846	110,480	118,183	120,430	131,175	152,499	159,952

Costs:
Products	60,848	65,843	62,756	59,484	60,399	58,957	70,356	73,955
Services	9,669	10,837	10,095	11,535	9,576	9,312	10,479	13,241

Total cost of goods sold	70,517	76,680	72,851	71,019	69,975	68,269	80,835	87,196

Gross profit	24,231	27,166	37,629	47,164	50,455	62,906	71,664	72,756

Operating expenses:
Research and development	34,662	35,608	34,814	32,161	29,462	28,856	26,190	26,561
Selling and marketing	26,840	29,648	30,209	28,325	26,572	26,657	24,903	26,302
General and administrative	7,656	8,894	9,493	7,672	9,896	11,246	16,217	10,117
Amortization of intangible assets	10,411	10,204	9,653	8,514	6,295	6,295	6,295	6,296
Restructuring costs	1,125	9,765	4,355	2,773	2,015	3,014	11,008	(366)
Goodwill impairment	—	—	—	176,600	—	—	—	—
Long lived asset impairment	184	(25)	(25)	45,728	(3)	(3)	—	6
Gain on lease settlement	—	—	—	—	(6,020)	(5,628)	—	—
Recovery of (provision for) doubtful accounts, net	—	—	2,604	(2)	(2,604)	(247)	(139)	(41)

Total operating expenses	80,878	94,094	91,103	301,771	65,613	70,190	84,474	68,875

Income (loss) from operations	(56,647)	(66,928)	(53,474)	(254,607)	(15,158)	(7,284)	(12,810)	3,881
Interest and other income, net	7,433	7,103	7,522	9,236	9,262	11,197	14,045	15,741
Interest expense	(7,226)	(7,230)	(7,163)	(6,794)	(6,053)	(5,815)	(6,148)	(6,149)
Gain (loss) on equity investments, net	22	(7,300)	(1,708)	(500)	(733)	—	948	—
Gain on extinguishment of debt	—	—	3,882	—	6,690	362	—	—

Income (loss) before income taxes	(56,418)	(74,355)	(50,941)	(252,665)	(5,992)	(1,540)	(3,965)	13,473
Provision for income tax	577	452	86	205	299	370	320	392

Net income (loss)	$(56,995)	$(74,807)	$(51,027)	$(252,870)	$(6,291)	$(1,910)	$(4,285)	$13,081

Basic net income (loss) per common share	$(0.70)	$(0.91)	$(0.62)	$(3.06)	$(0.08)	$(0.02)	$(0.05)	$0.15

Diluted net income (loss) per dilutive potential common share	$(0.70)	$(0.91)	$(0.62)	$(3.06)	$(0.08)	$(0.02)	$(0.05)	$0.14

Weighted average basic common shares	81,653	81,938	82,333	82,689	82,967	83,518	84,197	84,657

Weighted average dilutive potential common shares	81,653	81,938	82,333	82,689	82,967	83,518	84,197	93,146

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
     Interest Rate Sensitivity. Ciena maintains a short-term and long-term investment portfolio. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at October 31, 2006, the fair value of the portfolio would decline by approximately $62.1 million.
     Foreign Currency Exchange Risk. As a global concern, Ciena faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on Ciena’s financial results. Historically, Ciena’s primary exposures have been related to non-dollar denominated operating expenses in Europe and Asia where Ciena sells primarily in U.S. dollars. Ciena is prepared to hedge against fluctuations in foreign currency if this exposure becomes material. As of October 31, 2006, the assets and liabilities of Ciena related to non-dollar denominated currencies were not material. Therefore, we do not expect an increase or decrease of 10% in the foreign exchange rate would have a material impact on Ciena’s financial position.
Item 8. Financial Statements and Supplementary Data
     The following is an index to the consolidated financial statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     To the Board of Directors and Shareholders of Ciena Corporation:
     We have completed integrated audits of Ciena Corporation’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of October 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ciena Corporation and its subsidiaries at October 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal year 2006.
Internal control over financial reporting
     Also, in our opinion, management’s assessment, included in Report of Management on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of October 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
January 10, 2007

CIENA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$358,012	$220,164
Short-term investments	579,531	628,393
Accounts receivable, net	72,786	107,172
Inventories, net	49,333	106,085
Prepaid expenses and other	37,867	36,372

Total current assets	1,097,529	1,098,186
Long-term investments	155,944	351,407
Equipment, furniture and fixtures, net	28,090	29,427
Goodwill	232,015	232,015
Other intangible assets, net	120,324	91,274
Other long-term assets	41,327	37,404

Total assets	$1,675,229	$1,839,713

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$43,868	$39,277
Accrued liabilities	76,491	79,282
Restructuring liabilities	15,492	8,914
Unfavorable lease commitments	9,011	8,512
Income taxes payable	5,785	5,981
Deferred revenue	27,817	19,637

Total current liabilities	178,464	161,603
Long-term deferred revenue	15,701	21,039
Long-term restructuring liabilities	54,285	26,720
Long-term unfavorable lease commitments	41,364	32,785
Other long-term obligations	1,296	1,678
Convertible notes payable	648,752	842,262

Total liabilities	939,862	1,086,087

Commitments and contingencies
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 140,000,000 shares authorized; 82,905,849 and 84,891,656 shares issued and outstanding	829	849
Additional paid-in capital	5,494,587	5,505,853
Deferred stock compensation	(2,286)	—
Changes in unrealized gains on investments, net	(4,673)	(496)
Translation adjustment	(495)	(580)
Accumulated deficit	(4,752,595)	(4,752,000)

Total stockholders’ equity	735,367	753,626

Total liabilities and stockholders’ equity	$1,675,229	$1,839,713

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended October 31,
	2004	2005	2006
Revenue:
Products	$250,210	$374,275	$502,427
Services	48,497	52,982	61,629

Total revenue	298,707	427,257	564,056

Costs:
Products	186,461	248,931	263,667
Services	40,493	42,136	42,608

Total cost of goods sold	226,954	291,067	306,275

Gross profit	71,753	136,190	257,781

Operating expenses:
Research and development	205,364	137,245	111,069
Selling and marketing	112,310	115,022	104,434
General and administrative	28,592	33,715	47,476
Amortization of intangible assets	30,839	38,782	25,181
In-process research and development	30,200	—	—
Restructuring costs	57,107	18,018	15,671
Goodwill impairment	371,712	176,600	—
Long-lived asset impairment	15,926	45,862	—
Gain on lease settlement	—	—	(11,648)
Recovery of sale,export, use tax liabilities and payments	(5,388)	—	—
Provision for (recovery of) doubtful accounts	(2,794)	2,602	(3,031)

Total operating expenses	843,868	567,846	289,152

Loss from operations	(772,115)	(431,656)	(31,371)
Interest and other income (expense), net	25,936	31,294	50,245
Interest expense	(29,841)	(28,413)	(24,165)
Gain (loss) on equity investments, net	(4,107)	(9,486)	215
Gain (loss) on extinguishment of debt	(8,216)	3,882	7,052

Income (loss) before income taxes	(788,343)	(434,379)	1,976
Provision for income taxes	1,121	1,320	1,381

Net income (loss)	$(789,464)	$(435,699)	$595

Basic net income (loss) per common share	$(10.60)	$(5.30)	$0.01

Diluted net income (loss) per dilutive potential common share	$(10.60)	$(5.30)	$0.01

Weighted average basic common shares	74,493	82,170	83,840

Weighted average dilutive potential common shares	74,493	82,170	85,011

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

						Accumulated
					Receivable	Other		Total
	Common Stock		Additional Paid-	Deferred Stock	Notes From	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in-Capital	Compensation	Stockholders	Income	Deficit	Equity
Balance at October 31, 2003	67,602,122	$676	$4,865,238	$(9,664)	$(448)	$2,447	$(3,527,432)	$1,330,817

Net loss	—	—	—		—	—	(789,464)	(789,464)

Changes in unrealized gains on investments, net	—	—	—		—	(5,280)	—	(5,280)
Translation adjustment	—	—	—		—	68	—	68

Comprehensive loss								(794,676)
Exercise of warrant	7,020	1	(1)	—	—	—	—	—
Exercise of stock options, net	1,142,272	11	16,769	—	—	—	—	16,780
Unearned stock compensation	—	—	955	(18,178)	—	—	—	(17,223)
Deferred stock compensation costs	—	—	—	11,883	—	—	—	11,883
Forfeiture of unearned stock compensation	—	—	(2,198)	2,198	—	—	—	—
Issuance of common stock for acquisitions, net of issuance costs	12,913,823	129	606,312	—	—	—	—	606,441
Reduction of receivables from stockholders	—	—	—	—	400	—	—	400

Balance at October 31, 2004	81,665,237	817	5,487,075	(13,761)	(48)	(2,765)	(4,316,896)	1,154,422

Net loss	—	—	—	—	—	—	(435,699)	(435,699)

Changes in unrealized gains on investments, net	—	—	—	—	—	(2,185)	—	(2,185)
Translation adjustment	—	—	—	—	—	(218)	—	(218)

Comprehensive loss	—	—	—	—	—	—	—	(438,102)
Exercise of stock options, net	1,240,612	12	9,546	—	—	—	—	9,558
Unearned stock compensation	—	—	10	(10)	—	—	—	—
Deferred stock compensation costs	—	—	—	9,441	—	—	—	9,441
Forfeiture of unearned stock compensation	—	—	(2,044)	2,044	—	—	—	—
Reduction of receivables from stockholders	—	—	—	—	48	—	—	48

Balance at October 31, 2005	82,905,849	829	5,494,587	(2,286)	—	(5,168)	(4,752,595)	735,367

Net income	—	—	—	—	—	—	595	595
Changes in unrealized gains on investments, net	—	—	—	—	—	4,177	—	4,177
Translation adjustment	—	—	—	—	—	(85)	—	(85)

Comprehensive income	—	—	—	—	—	—	—	4,687
Exercise of stock options, net	1,985,807	20	27,967	—	—	—	—	27,987
Stock compensation expense	—	—	14,042	—	—	—	—	14,042

Removal of opening deferred stock compensation balance upon adoption of SFAS 123(R)	—	—	(2,286)	2,286	—	—	—	—
Purchase of call spread option	—	—	(28,457)	—	—	—	—	(28,457)

Balance at October 31, 2006	84,891,656	$849	$5,505,853	$—	$—	$(1,076)	$(4,752,000)	$753,626

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended October 31,
	2004	2005	2006
Cash flows from operating activities:
Net income (loss)	$(789,464)	$(435,699)	$595
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Early extinguishment of debt	8,216	(3,882)	(7,052)
Amortization of premium (discount) on marketable securities	26,924	13,636	(823)
Non-cash loss from equity investments	4,107	9,486	733
Non-cash impairment of long-lived assets	15,926	45,862	—
Accretion of convertible notes payable	599	—	—
In-process research and development	30,200	—	—
Depreciation and amortization of leasehold improvements	72,213	33,377	16,401
Goodwill impairment	371,712	176,600	—
Stock compensation	11,883	9,441	14,042
Amortization of intangibles	34,708	42,651	29,050
Provision for doubtful accounts	284	2,602	—
Provision for inventory excess and obsolescence	4,172	5,232	9,012
Provision for warranty and other contractual obligations	8,351	9,738	14,522
Other	3,449	3,218	2,028
Changes in assets and liabilities:
Accounts receivable	(2,562)	(29,510)	(34,386)
Inventories	962	(6,951)	(65,764)
Prepaid expenses and other	15,253	7,420	4,056
Accounts payable and accruals	(67,671)	(19,633)	(59,161)
Income taxes payable	(1,286)	2,431	196
Deferred revenue and other obligations	6,589	5,942	(2,842)

Net cash used in operating activities	(245,435)	(128,039)	(79,393)

Cash flows from investing activities:
Additions to equipment, furniture, fixtures and intellectual property	(32,999)	(11,315)	(17,760)
Proceeds from sale of equipment, furniture and fixtures	1,857	278	—
Restricted cash	(2,004)	1,986	4,552
Purchase of available for sale securities	(696,344)	(578,846)	(1,090,409)
Maturities of available for sale securities	897,738	910,505	851,084
Acquisition of business, net of cash acquired	4,864	—	—
Minority equity investments, net	(4,407)	4,882	948

Net cash provided by (used in) investing activities	168,705	327,490	(251,585)

Cash flows from financing activities:
Proceeds from issuance of 0.25% convertible senior notes payable	—	—	300,000
Repurchase of 3.75% convertible notes payable	—	(36,913)	(98,410)
Repurchase of ONI 5.00% convertible subordinated notes payable	(49,243)	—	—
Net proceeds from other obligations	100	—	—
Debt issuance costs	—	—	(7,990)
Purchase of call spread option	—	—	(28,457)
Proceeds from issuance of common stock and warrants	16,780	9,558	27,987
Repayment of notes receivable from stockholders	47	48	—

Net cash provided by (used in) financing activities	(32,316)	(27,307)	193,130

Net (decrease) increase in cash and cash equivalents	(109,046)	172,144	(137,848)
Cash and cash equivalents at beginning of period	294,914	185,868	358,012

Cash and cash equivalents at end of period	$185,868	$358,012	$220,164

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$26,927	$25,817	$21,685

Income taxes	$2,363	$977	$969

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) CIENA CORPORATION AND SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES
Description of Business
     Ciena Corporation is a supplier of communications networking equipment, software and services that support the delivery and transport of voice, video and data services. Our products are used in communications networks operated by telecommunications service providers, cable operators, governments and enterprises across the globe. We specialize in transitioning legacy communications networks to converged, next-generation architectures, capable of efficiently delivering a broader mix of high-bandwidth services. By improving network productivity, reducing costs and enabling integrated services offerings, our optical, data and broadband access platforms create business and operational value for our customers.
     Ciena was incorporated in Delaware in November 1992, and completed its initial public offering on February 7, 1997. Ciena’s principal executive offices are located at 1201 Winterson Road, Linthicum, Maryland 21090.
Principles of Consolidation
     Ciena has 14 wholly owned U.S. and international subsidiaries, which have been consolidated in the accompanying financial statements. On May 3, 2004, Ciena acquired by merger Catena Networks Inc. (“Catena”), a Delaware company based in Kanata, Canada, and Internet Photonics, Inc. (“Internet Photonics”), a Delaware company based in Shrewsbury, New Jersey. The Catena and Internet Photonics transactions were both accomplished as tax-free reorganizations, and were recorded using the purchase accounting method.
     The accompanying consolidated financial statements include the accounts of Ciena and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.
Fiscal Year
     Ciena has a 52 or 53 week fiscal year, which ends on the Saturday nearest to the last day of October in each year (October 28, 2006, October 29, 2005, and October 30, 2004). For purposes of financial statement presentation, each fiscal year is described as having ended on October 31. Fiscal 2006, fiscal 2005 and fiscal 2004 were each comprised of 52 weeks.
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
     Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally three to seven years. Impairments of other intangibles assets are determined in accordance SFAS 144. For additional information see Note 4.
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
     During fiscal 2006, Sprint, Verizon and AT&T each accounted for at least 10% of Ciena’s revenue. During fiscal 2005, Verizon, BellSouth, and Science Applications International Corporation (SAIC) each accounted for at least 10% of Ciena’s revenue. During fiscal 2004, only SAIC accounted for at least 10% of Ciena’s revenue. The substantial reduction in orders by, or loss of, any significant customer, could materially adversely affect Ciena’s financial condition or operating results. For additional information see Note 19.
     Additionally, Ciena’s access to certain raw materials is dependent upon single and sole source suppliers. The inability of any supplier to fulfill Ciena’s supply requirements could affect future results. Ciena relies on a small number of contract manufacturers to perform the majority of the manufacturing operations for its products. If Ciena cannot effectively manage these manufacturers and forecast future demand, or if they fail to deliver products or components on time, Ciena’s business may suffer.
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
     Some of Ciena’s communications networking equipment is integrated with software that is essential to the functionality of the equipment. In some cases, Ciena provides unspecified software upgrades and enhancements related to the equipment through maintenance contracts for these products. For transactions involving the sale of software, revenue is recognized in accordance with SOP 97-2, “Software Revenue Recognition,” including deferral of revenue recognition in instances where vendor specific objective evidence for undelivered elements is not determinable.
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
Research and Development
     Ciena charges all research and development costs to expense as incurred. Types of expense incurred in research and development include employee compensation, prototype, consulting, depreciation, facility costs and information technologies.
Advertising Costs
     Ciena expenses all advertising costs as incurred.
Share-Based Compensation Expense
     On November 1, 2005, Ciena adopted SFAS 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options, restricted stock, restricted stock units and participation in Ciena’s employee stock purchase plan. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). Ciena has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
     Ciena adopted SFAS 123(R) using the modified prospective application transition method, which requires the application of the accounting standard as of November 1, 2005, the first day of Ciena’s fiscal year 2006. Ciena’s consolidated financial statements for fiscal 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective application transition method, Ciena’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation cost recognized under SFAS 123(R) for fiscal 2006 was $14.0 million, of which $0.3 million was capitalized as part of inventory.

     Prior to the adoption of SFAS 123(R), Ciena accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” as allowed under SFAS 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense of $9.4 million and $11.9 million for fiscal 2005 and fiscal 2004, respectively, was solely related to share-based awards assumed through acquisitions and restricted stock unit awards that Ciena had been recognizing in its consolidated statement of operations in accordance with the provisions set forth above. Because the exercise price of Ciena’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, under the intrinsic value method, no share-based compensation expense was otherwise recognized in Ciena’s consolidated statement of operations.
     SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in Ciena’s consolidated statement of operations over the requisite service periods. Share-based compensation expense recognized in Ciena’s consolidated statement of operations for fiscal 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of October 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to October 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Upon adoption of SFAS 123(R), Ciena changed its method of attributing the value of share-based compensation expense from the accelerated multiple-option approach to the straight-line single-option method. Compensation expense for all share-based awards granted on or prior to October 31, 2005 will continue to be recognized using the accelerated multiple-option approach. Compensation expense for all share-based awards subsequent to October 31, 2005 is recognized using the straight-line single-option method. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense has been reduced to account for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In Ciena’s pro forma information required under SFAS 123 for periods prior to fiscal 2006, Ciena accounted for forfeitures as they occurred.
     To calculate option-based compensation under SFAS 123(R), Ciena uses the Black-Scholes option-pricing model, which it had previously used for valuation of option-based awards for its pro forma information required under SFAS 123 for periods prior to fiscal 2006. Ciena’s determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by Ciena’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to Ciena’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. For additional information see Note 16.
     No tax benefits were attributed to the share-based compensation expense because a full valuation allowance was maintained for all net deferred tax assets.
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
Foreign Currency Translation
     Some of Ciena’s foreign branch offices and subsidiaries use the U.S. dollar as their functional currency, because Ciena, as the U.S. parent entity, exclusively funds the operations of these branch offices and subsidiaries with U.S. dollars. For those subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date. Resulting translation adjustments are recorded directly to a separate component of stockholders’ equity. Where the U.S. dollar is the functional currency, translation adjustments are recorded in other income. The net gain (loss) on foreign currency re-measurement and exchange rate changes for fiscal 2006, fiscal 2005 and fiscal 2004 was immaterial for separate financial statement presentation.
Computation of Basic Net Income (Loss) per Common Share and Diluted Net Income (Loss) per Dilutive Potential Common Share
     Ciena calculates earnings per share (EPS) in accordance with the SFAS 128, “Earnings per Share.” This statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with a complex capital structure and requires a reconciliation of the numerator and denominator used for the basic and diluted EPS computations.
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
     Prior to the third quarter of fiscal 2006 Ciena reported its results of operations based on four operating segments: the Transport and Switching Group (TSG), the Data Networking Group (DNG), the Broadband Access Group (BBG) and Global Network Services (GNS). In an effort to address increased market opportunities for product convergence, facilitate product functionality cross-over and improve operational efficiency, Ciena reorganized aspects of the management of its business. Ciena eliminated its former business units and no longer has operating segment general managers. Ciena’s development resources were reorganized along technology skill sets applicable across multiple products, rather than by specific product lines. In addition, Ciena no longer manages its business, allocates its resources or evaluates its operating performance on the basis of financial information about its former business units. As a consequence, Ciena eliminated its historical operating segments and discontinued reporting its results of operations on a historical segment basis.
     Revenue from sales to customers outside of the United States is reflected as International in Ciena’s geographic distribution of revenue in entity wide disclosures.
Reclassification
     Certain prior year amounts have been reclassified to conform to current year consolidated financial statement presentation.
Newly Issued Accounting Standards
     In September 2006, the Securities and Exchange Commission (SEC) issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. Ciena does not believe that the adoption of this statement will have a material impact on its financial condition, results of operations or cash flows.
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Ciena is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations or cash flows.

     In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to SFAS 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Ciena is currently evaluating the impact the adoption of this interpretation could have on its financial condition, results of operations or cash flows.
     In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Ciena does not believe the adoption of this statement will have a material impact on its financial condition, results of operations or cash flows.
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” which supersedes APB Opinion No. 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 also carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The correction of an error in previously issued financial statements is not a change in accounting principle. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Ciena does not believe that the adoption of this statement will have a material impact on its financial condition, results of operations or cash flows.
(2) BUSINESS COMBINATIONS
     In fiscal 2004, Ciena acquired Catena and Internet Photonics. As a result of these acquisitions, Ciena has recorded charges for in-process research and development and recorded intangible assets related to existing technology.
     In-process research and development represents in-process technology that, as of the date of acquisition, has not reached technological feasibility and has no alternative future use. Based on valuation assessments, the value of in-process technology is determined by estimating the net cash flows from the sale of products resulting from the completion of the projects, reduced by the portions of revenue attributable to developed technology and future completion of the project. The resulting cash flows are then discounted back to their present values at appropriate discount rates.
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
     The purchase price for Ciena’s acquisitions were based on the average closing price of Ciena’s common stock for the two trading days prior to the announcement of the acquisition, the date of the announcement, and the two trading days after the announcement.
     The following table summarizes the allocation of the purchase price at the date of the acquisitions (in thousands):

	Internet
	Photonics at	Catena at
	May 3, 2004	May 3, 2004
Cash, cash equivalents, long and short-term investments	$767	$12,936
Inventory	1,499	6,254
Equipment, furniture and fixtures	1,287	2,813
Other tangible assets	1,666	9,236
Existing technology	10,000	73,000
Non-compete agreements	2,200	—
Contracts and purchase orders	21,100	18,000
Goodwill	120,574	326,241
Deferred stock compensation	1,094	16,130
Other assumed liabilities	(6,857)	(23,150)
Ciena initial investment	—	—
Unfavorable lease commitments	—	(351)
Promissory notes and loans	(9,357)	—
In-process research and development	5,200	25,000

Total purchase price	$149,173	$466,109

Catena
     Catena was a privately held corporation headquartered in Kanata, Canada. Pursuant to the terms of the acquisition agreement, Catena merged into Ciena, and the outstanding shares of Catena common and preferred stock were exchanged for approximately 9,681,920 shares of Ciena common stock. The aggregate purchase price was $466.1 million, which included Ciena common stock valued at $407.2 million, Ciena options, warrants and restricted stock valued at $53.7 million, and transaction costs of $5.2 million.
     The $73.0 million assigned to existing technology will be amortized over periods ranging from 4.5 to 6.5 years. The $18.0 million assigned to the contracts, customer relationships and purchase orders will be amortized over periods ranging from 3 months to 4.5 years.
     The goodwill allocated to the purchase price was $326.2 million and is not deductible for tax purposes. The operations of Catena were originally incorporated into Ciena’s former BBG operating segment, and accordingly, the goodwill from the transaction was assigned to that operating segment. For additional information see Note 4.
     The following unaudited pro forma data summarizes the results of operations for fiscal 2004 as if the Catena acquisition had been completed as of November 1, 2003. The unaudited pro forma data gives effect to the combined actual operating results prior to the May 3, 2004 acquisition, adjusted to include the pro forma effect of amortization of intangibles and deferred stock compensation costs. These pro forma amounts (in thousands, except per share data) do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of November 1, 2003 or the results that may be obtained in the future.

Fiscal Year (unaudited)
2004
Revenue	$348,943

Net loss	$(802,038)

Diluted net loss per common share and dilutive potential common share	$(10.10)

Internet Photonics
     Internet Photonics was a privately held corporation headquartered in Shrewsbury, New Jersey. Pursuant to the terms of the acquisition agreement, Internet Photonics merged into Ciena, and the outstanding shares of Internet Photonics common and preferred stock were exchanged for approximately 3,231,902 shares of Ciena common stock. The aggregate purchase price was $149.2 million, which included Ciena common stock valued at $139.4 million, options and restricted stock valued at $6.1 million, and transaction costs of $3.7 million.
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
     The goodwill allocated to the purchase price was $120.6 million and is not deductible for tax purposes. The operations of Internet Photonics were originally incorporated into Ciena’s former TSG operating segment, and accordingly, the goodwill from the transaction was assigned to that operating segment. For additional information see Note 4. The operations of Internet Photonics are not material to the consolidated financial statements of Ciena, and accordingly, separate pro forma financial information has not been presented.
(3) RESTRUCTURING COSTS
     Ciena has previously taken actions to align its workforce, facilities and operating costs with business opportunities. Ciena historically has committed to a restructuring plan and has incurred the associated liability concurrently in accordance with the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The following table displays the activity and balances of the restructuring liability accounts for the years ended October 31, 2005 and October 31, 2006 (in thousands):

			Consolidation
	Workforce		of excess
	reduction		facilities		Total
Balance at October 31, 2003	$2,849		$63,693		$66,542
Additional liability recorded	21,796	(a)	27,834	(a)	49,630
Adjustment to previous estimates	154	(a)	7,323	(a)	7,477
Cash payments	(23,353)		(18,913)		(42,266)

Balance at October 31, 2004	1,446		79,937		81,383
Additional liability recorded	5,770	(b)	884	(b)	6,654
Adjustment to previous estimates	—		11,364	(b)	11,364
Cash payments	(6,946)		(22,678)		(29,624)

Balance at October 31, 2005	270		69,507		69,777
Additional liability recorded	4,652	(c)	1,782	(c)	6,434
Adjustment to previous estimates	—		9,237	(c)	9,237
Lease settlements			(11,648	)(c)	(11,648)
Cash payments	(4,922)		(33,244)		(38,166)

Balance at October 31, 2006	$—		$35,634		$35,634

Current restructuring liabilities	$—		$8,914		$8,914

Non-current restructuring liabilities	$—		$26,720		$26,720

(a)	During the first quarter of fiscal 2004, Ciena recorded a restructuring charge of $1.3 million related to the exit of a warehouse, $1.4 million related to workforce reductions of 52 employees and $0.7 million related to an adjustment to estimates associated with costs for previously restructured facilities.

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

During the fourth quarter of fiscal 2004, Ciena recorded a restructuring charge of $5.4 million related to a workforce reduction of 119 employees, $25.8 million primarily related to exit activities associated with Ciena’s San Jose, CA facility and $3.8 million primarily related to an adjustment to estimates associated with costs for previously restructured facilities

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

(c)	During the first quarter of fiscal 2006, Ciena recorded a charge of $0.7 million related to the closure of one of its facilities located in Kanata, Canada and a charge of $1.5 million related to a workforce reduction of 62 employees. During the first quarter of fiscal 2006, Ciena recorded a credit adjustment of $0.2 million related to costs associated with previously restructured facilities. During the first quarter of fiscal 2006, Ciena recorded a gain of $6.0 million related to the buy-out of the lease of its former Fremont, CA facility, which Ciena had previously restructured.

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

During the fourth quarter of fiscal 2006, Ciena recorded a charge of $0.1 million related to other costs associated with a previous workforce reduction and a credit of $0.5 million related to the settlement of a previously recorded facility liability.
(4) GOODWILL AND LONG-LIVED ASSET IMPAIRMENTS
Goodwill Impairment
     SFAS 142 “Goodwill and Other Intangible Assets,” requires Ciena to test each reporting unit’s goodwill for impairment on an annual basis, which Ciena has determined to be the last business day of fiscal September each year. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. For fiscal 2006, fiscal 2005 and fiscal 2004, Ciena has determined that its operating segments and reporting units are the same. Due to the elimination of Ciena’s former business units in the third quarter of fiscal 2006, the fair value of Ciena’s goodwill was tested for impairment on an enterprise level for fiscal 2006. For fiscal 2005 and fiscal 2004, the fair value of Ciena’s goodwill was tested for impairment on a segment level. The table below sets forth changes in carrying amount of goodwill during fiscal 2004, fiscal 2005 and fiscal 2006 (in thousands):

Total
Balance as of October 31, 2003	$336,039
Goodwill acquired	446,815
Purchase adjustments	(2,527)
Impairment losses	(371,712)

Balance as October 31, 2004	408,615
Goodwill acquired	—
Impairment losses	(176,600)

Balance as October 31, 2005	232,015
Goodwill acquired	—
Impairment losses	—

Balance as October 31, 2006	$232,015

Goodwill Assessment — Fiscal 2006
     During fiscal 2006, Ciena performed an assessment of the fair value of Ciena’s single reporting unit and its intangible assets as of September 23, 2006. Ciena compared its fair value to its carrying value including goodwill and determined that its carrying value, including goodwill, did not exceed fair value. Because the carrying amount, including goodwill, was less than its fair value, no impairment loss was recorded for fiscal 2006. During fiscal 2006, the fair value of Ciena was determined using the average market price of Ciena’s common stock over a 10-day period before and after September 23,

2006, with a control premium added to the valuation results.
Goodwill Assessment — Fiscal 2005
     During the fourth quarter of fiscal 2005, Ciena performed its annual test to determine and measure goodwill impairment on a reporting unit basis. Management performed an assessment of the fair value of Ciena’s reporting units and their intangible assets as of September 24, 2005. Ciena compared the fair value of each of its reporting units at that time to each reporting unit’s carrying value including goodwill. During the fourth quarter of fiscal 2005 and in conjunction with Ciena’s annual assessment, it became apparent that developments in the market for broadband loop carrier products, particularly outside of the United States, would require Ciena to make a substantial commitment of research and development resources in order to compete successfully in this market with Ciena’s CN 1000™ Next-Generation Broadband Access platform. Given the uncertainties associated with this international market and the magnitude of the investment required, Ciena determined it would not be cost-effective to make such investment and suspended research and development for this product. This decision significantly reduced Ciena’s forecasted long-term revenue for its former BBG reporting unit. As a result, the carrying value of BBG, including goodwill, exceeded the fair value of BBG as of September 24, 2005. The fair value of the BBG reporting unit was determined using the average of the valuations calculated using market multiples and discounted cash flows. Because of the forecasted decline in long-term revenue for BBG, no control premium was added to the valuation results for the BBG reporting unit.
     Because BBG’s carrying value, including goodwill, exceeded the fair value of the reporting unit as a whole, Ciena assessed the fair value of BBG’s individual assets, including identified intangible assets and liabilities, in order to derive an implied fair value for BBG’s goodwill. Ciena determined the estimated fair value of the identifiable intangible assets of the unit using discounted cash flows. Ciena used cash flow periods ranging from one to ten years, depending on the nature of the asset, and assumed that revenue for the BBG reporting unit would decline to zero over ten years. Ciena used discount rates of 10% to 14%, based on the specific risks and circumstances associated with the identified intangible assets and Ciena’s weighted average cost of capital. The assumptions supporting the estimated discounted cash flows for identified intangible assets, including the cash flow periods, discount rates and forecasted future revenue, reflect management’s estimates. Ciena determined that the implied fair value of goodwill assigned to BBG was zero. Because the carrying amount of the goodwill assigned to BBG was greater than the implied fair value, Ciena recorded an impairment loss of $176.6 million in fiscal 2005.
Goodwill Assessment — Fiscal 2004
     During fiscal 2004, Ciena performed its annual test to determine and measure goodwill impairment on a reporting unit basis. Management performed an assessment of the fair value of Ciena’s reporting units and their intangible assets as of September 27, 2004. Ciena compared the fair value of each of its reporting units at that time to each reporting unit’s carrying value including goodwill and determined that the carrying value, including goodwill, of the Core Networking Group (CNG), Metro and Enterprise Solutions Group (MESG), and BBG exceeded their respective fair values as of September 27, 2004. This decline in the fair value of CNG, MESG and BBG was primarily due to the decline in the forecasted demand for Ciena’s products, along with the reduction in valuations of comparable businesses. The fair value of CNG, MESG and BBG was determined using the average of the outcomes from the following valuation methods: market multiples; comparable transactions; and discounted cash flows. A control premium of 15% to 20% was added to the valuation results for each reporting unit.
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
Long-Lived Asset Impairment — Equipment, Furniture and Fixtures

     Ciena did not record an impairment of equipment, furniture and fixtures in fiscal 2006. During fiscal 2005 and fiscal 2004, Ciena recorded impairment losses of $0.2 million and $15.9 million, respectively, related to excess equipment, furniture and fixtures that were classified as held for sale as a result of Ciena’s restructuring activities.
Long-Lived Asset Impairment — Other Intangible Assets
     During fiscal 2006, fiscal 2005, and fiscal 2004, Ciena performed an assessment of the carrying value of Ciena’s other intangible assets pursuant to SFAS 144.
     Ciena did not record an impairment of intangible assets in fiscal 2006 or fiscal 2004. During fiscal 2005, Ciena recorded a charge of $45.7 million related to the impairment of BBG developed technology and customer relationships acquired from Catena in May 2004. This charge was based on the amount by which the carrying amount of the intangible assets exceeded their fair value. Fair value was determined based on discounted future cash flows derived from the intangible assets. Ciena used a cash flow period of five years and assumed that revenue related to these intangible assets would decline to zero over five years. The discount rate used was 15%. The assumptions supporting the estimated future cash flows, including the discount rate reflect management’s best estimates. The discount rate was based upon Ciena’s weighted average cost of capital as adjusted for the risks associated with its operations.
(5) MARKETABLE DEBT AND EQUITY SECURITIES
     Short-term and long-term investments are comprised of the following (in thousands):

	October 31, 2006
		Gross Unrealized	Gross Unrealized	Estimated
	Amortized Cost	Gains	Losses	Fair Value
Corporate bonds	$468,152	$437	$525	$468,064
Asset backed obligations	195,728	142	305	195,565
Commercial paper	152,768	—	—	152,768
US government obligations	163,643	84	324	163,403

	$980,291	$663	$1,154	$979,800

Included in short-term investments	629,269	66	942	628,393
Included in long-term investments	351,022	597	212	351,407

	$980,291	$663	$1,154	$979,800

	October 31, 2005
		Gross Unrealized	Gross Unrealized	Estimated
	Amortized Cost	Gains	Losses	Fair Value
Corporate bonds	$291,044	$—	$1,888	$289,156
Asset backed obligations	195,471	—	844	194,627
US government obligations	253,633	—	1,941	251,692

	$740,148	$—	$4,673	$735,475

Included in short-term investments	582,947	—	3,416	579,531
Included in long-term investments	157,201	—	1,257	155,944

	$740,148	$—	$4,673	$735,475

     The gross unrealized losses, related to marketable debt investments, were primarily due to changes in interest rates. Ciena’s management has determined that the gross unrealized losses on its marketable debt investments at October 31, 2006 are temporary in nature because Ciena has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. The gross unrealized losses were as follows at October 31, 2005 and October 31, 2006 (in thousands):

	October 31, 2006
	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Corporate bonds	$400	$196,947	$125	$26,687	$525	$223,634
Asset backed obligations	153	92,869	152	34,828	305	127,697
Commercial paper	—	—	—	—	—	—
US government obligations	112	38,692	212	40,839	324	79,531

	$665	$328,508	$489	$102,354	$1,154	$430,862

	October 31, 2005
	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Corporate bonds	$1,335	$197,754	$553	$91,402	$1,888	$289,156
Asset backed obligations	655	160,495	189	34,132	844	194,627
US government obligations	1,027	146,783	914	104,909	1,941	251,692

	$3,017	$505,032	$1,656	$230,443	$4,673	$735,475

     The following table summarizes maturities of debt investments at October 31, 2006 (in thousands):

	Amortized	Estimated Fair
	Cost	Value
Less than one year	$629,269	$628,393
Due in 1-2 years	351,022	351,407
Due in 2-5 years	—	—

	$980,291	$979,800

(6) ACCOUNTS RECEIVABLE
     As of October 31, 2006, the trade accounts receivable, net of allowance for doubtful accounts, included two customers that accounted for 25.4% and 21.8% of the net trade accounts receivable, respectively. As of October 31, 2005, the trade accounts receivable, net of allowance for doubtful accounts, included three customers that accounted for 12.1%, 13.1% and 13.8% of the net trade accounts receivable, respectively. Ciena’s allowance for doubtful accounts as of October 31, 2006 and October 31, 2005 was $0.1 million and $3.3 million, respectively.
     During fiscal 2006, Ciena recorded the recovery of doubtful accounts in the amount of $3.0 million as a result of the receipt of amounts due from customers from whom payment was previously deemed doubtful due to the customers’ financial condition. In addition, during fiscal 2006, $0.1 million of uncollectible accounts were written off against the allowance.
     During fiscal 2005, Ciena recorded a provision for doubtful accounts of $2.6 million relating to one customer from which payment was doubtful due to a change in their financial condition.
     During fiscal 2004, Ciena recovered $3.1 million from a customer, from whom payment was previously deemed doubtful due to the customer’s financial condition. Ciena also recorded a provision for doubtful accounts of $0.3 million during fiscal 2004 relating to one customer.
     The following table summarizes the activity in Ciena’s allowance for doubtful accounts (in thousands):

Year ended	Balance at beginning	Provisions		Balance at end
October 31,	of period	(Recovery)	Deductions	of period
2004	$1,498	$284	$821	$961
2005	$961	$2,602	$272	$3,291
2006	$3,291	$(3,031)	$114	$146
(7) INVENTORIES
     Inventories are comprised of the following (in thousands):

	October 31,
	2005	2006
Raw materials	$21,177	$29,627
Work-in-process	3,136	9,156
Finished goods	47,615	89,628

	71,928	128,411
Provision for excess and obsolescence	(22,595)	(22,326)

	$49,333	$106,085

     Ciena writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During fiscal 2006, fiscal 2005 and fiscal 2004, Ciena recorded a provision for inventory reserves of $9.0 million, $5.2 million and $4.2 million, respectively, primarily related to increases in excess inventory due to changes in forecasted sales for certain products.
     The following table summarizes the activity in Ciena’s reserve for excess and obsolete inventory (in thousands):

	Balance at
Year ended	beginning of			Balance at
October 31,	period	Provisions	Deductions	end of period
2004	$23,093	$4,172	$5,332	$21,933
2005	$21,933	$5,232	$4,570	$22,595
2006	$22,595	$9,012	$9,281	$22,326
(8) PREPAID EXPENSES AND OTHER
     Prepaid expenses and other are comprised of the following (in thousands):

	October 31,
	2005	2006
Interest receivable	$7,743	$8,547
Prepaid VAT and other taxes	4,848	9,467
Prepaid expenses	9,103	8,445
Restricted cash	10,376	6,990
Other non-trade receivables	5,797	2,923

	$37,867	$36,372

(9) EQUIPMENT, FURNITURE AND FIXTURES
     Equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,
	2005	2006
Equipment, furniture and fixtures	$249,282	$253,953
Leasehold improvements	33,266	36,203

	282,548	290,156
Accumulated depreciation and amortization	(254,458)	(260,729)

	$28,090	$29,427

     During fiscal 2005 and fiscal 2004, Ciena recorded impairment losses of $0.2 million and $15.9 million, respectively, for equipment, furniture and fixtures as a result of its restructuring activities. During fiscal 2004, Ciena also recorded $22.5 million in accelerated amortization expense of leasehold improvements related to the closure of its San Jose, CA facility. This expense is included in the research and development expense for fiscal 2004.
(10) OTHER INTANGIBLE ASSETS
     Other intangible assets are comprised of the following (in thousands):

	October 31,
	2005			2006
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangible	Amortization	Intangible	Intangible	Amortization	Intangible
Developed technology	$139,983	$(70,502)	$69,481	$139,983	$(87,577)	$52,406
Patents and licenses	47,370	(19,219)	28,151	47,370	(25,463)	21,907
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	45,981	(23,289)	22,692	45,981	(29,020)	16,961

	$233,334		$120,324	$233,334		$91,274

     During fiscal 2005, Ciena recorded an impairment of $37.7 million against developed technology and an impairment of $8.0 million against customer relationships. For additional information see Note 4.
     The aggregate amortization expense of other intangible assets was $29.1 million, $42.7 million and $34.7 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Expected future amortization of other intangible assets is as follows (in thousands):

Year ended October 31,
2007	$29,050
2008	27,840
2009	19,254
2010	14,500
2011	630

$91,274

(11) OTHER BALANCE SHEET DETAILS

     Other long-term assets (in thousands):

	October 31,
	2005	2006
Maintenance spares inventory, net	$12,513	$14,724
Deferred debt issuance costs	6,406	10,306
Investments in privately held companies	7,223	6,489
Restricted cash	4,393	3,227
Other	10,792	2,658

	$41,327	$37,404

     Deferred debt issuance costs are amortized using the straight line method which approximates the effect of the effective interest rate method on the maturity of the related debt. Amortization of debt issuance costs, which is included in interest expense, was $3.1 million, $3.0 million and $3.0 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.
     Accrued liabilities (in thousands):

	October 31,
	2005	2006
Warranty	$27,044	$31,751
Accrued compensation, payroll related tax and benefits	26,164	24,102
Accrued interest payable	6,082	5,502
Other	17,201	17,927

	$76,491	$79,282

     The following table summarizes the activity in Ciena’s accrued warranty and other contractual obligations (in thousands):

Year ended	Balance at beginning				Balance at end
October 31,	of period	Provisions	Acquired	Settlements	of period
2004	$37,380	$8,351	$1,000	$(16,542)	$30,189
2005	$30,189	$9,738	$—	$(12,883)	$27,044
2006	$27,044	$14,522	$—	$(9,815)	$31,751
     Deferred revenue (in thousands):

	October 31,
	2005	2006
Products	$14,534	$4,276
Services	28,984	36,400

	43,518	40,676
Less current portion	(27,817)	(19,637)

Long-term deferred revenue	$15,701	$21,039

(12) CONVERTIBLE NOTES PAYABLE
Ciena 3.75% Convertible Notes, due February 1, 2008
     On February 9, 2001, Ciena completed a public offering of 3.75% Convertible Notes, due February 1, 2008, in an aggregate principal amount of $690.0 million. Interest is payable on February 1st and August 1st of each year. The notes may be converted into shares of Ciena’s common stock at any time before their maturity or their prior redemption or repurchase by Ciena. The conversion rate is 1.3687 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. Ciena has the option to redeem all or a portion of the notes that have not been previously converted at the following redemption prices (expressed as percentage of principle amount):

Redemption
Period	Price
Beginning on February 1, 2006 and ending on January 31, 2007	101.071%
Beginning on February 1, 2007 and ending on January 31, 2008	100.536%
     During fiscal 2006, Ciena repurchased $106.5 million of the outstanding 3.75% convertible notes for $98.4 million in open market transactions. Ciena recorded a gain on the extinguishment of debt in the amount of $7.1 million, which consists of the $8.1 million gain from the repurchase of the notes, less a write-off of $1.0 million of associated debt issuance costs.
     During fiscal 2005, Ciena repurchased $41.2 million of the outstanding 3.75% convertible notes for $36.9 million in open market transactions. Ciena recorded a gain on the extinguishment of debt in the amount of $3.9 million, which consists of the $4.3 million gain from the repurchase of the notes, less a write-off of $0.4 million of associated debt issuance costs.
     At October 27, 2006, the fair value of the outstanding $542.3 million in aggregate principal amount of 3.75% convertible notes was $525.3 million. At October 28, 2005, the fair value of the outstanding $648.8 million in aggregate principal amount of 3.75% convertible notes was $587.9 million. Fair value is based on the quoted market price for the notes on the dates above.
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
     At the election of the holder, the notes may be converted prior to maturity into shares of Ciena common stock at the initial conversion rate of 25.3001 shares per $1,000 in principal amount, which is equivalent to an initial conversion price of $39.5255 per share. The notes may not be redeemed by Ciena prior to May 5, 2009. At any time on or after May 5, 2009, if the closing sale price of Ciena’s common stock for at least 20 trading days in any 30 consecutive trading day period ending on the date one day prior to the date of the notice of redemption exceeds 130% of the conversion price, Ciena may redeem the notes in whole or in part, at a redemption price in cash equal to the principal amount to be redeemed, plus accrued and unpaid interest.
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
     As of October 27, 2006, the fair value of the $300.0 million in aggregate principal amount of 0.25% convertible senior notes outstanding was $251.3 million, based on the quoted market price for the notes.
ONI 5.0% Convertible Subordinated Notes
     During fiscal 2004, Ciena purchased the remaining $48.2 million of the outstanding ONI 5.0% convertible subordinated notes. Ciena paid $49.2 million for the notes with a cumulative accreted book value of $41.0 million, which resulted in a loss on early extinguishment of debt of $8.2 million.
(13) EARNING (LOSS) PER SHARE CALCULATION
     The following table (in thousands except per share amounts) is a reconciliation of the numerator and denominator of the basic net income (loss) per common share (“Basic EPS”) and the diluted net income (loss) per dilutive potential common share (“Diluted EPS”). Basic EPS is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of (i) common shares outstanding, (ii) shares issuable upon vesting of restricted stock units; and (iii) shares issuable upon exercise of outstanding stock options and warrants using the treasury stock method.

Numerator	Year Ended October 31,
	2004	2005	2006
Net income (loss)	$(789,464)	$(435,699)	$595

Add: Interest expense associated with convertible notes (excluding anti-dilutive expense per SFAS 128)	—	—	—

Net income (loss) used to calculate Diluted EPS	$(789,464)	$(435,699)	$595

Denominator	Year Ended October 31,
	2004	2005	2006
Basic weighted average shares issued and outstanding	74,493	82,170	83,840

Add: Shares issuable under stock options, employees stock purchase plans, warrants and restricted stock units	—	—	1,171

Dilutive weighted average shares issued and outstanding	74,493	82,170	85,011

EPS	Year Ended October 31,
	2004	2005	2006
Basic EPS	$(10.60)	$(5.30)	$0.01

Diluted EPS	$(10.60)	$(5.30)	$0.01

Explanation of Shares Excluded due to Anti-Dilutive Effect
     For fiscal 2004 and fiscal 2005 respectively, approximately 7.9 million and 9.3 million shares, representing the weighted average number of shares underlying stock options, restricted stock units, warrants and Ciena’s 3.75% convertible notes, are considered anti-dilutive because Ciena incurred net losses during these periods.
     For fiscal 2006, approximately 4.2 million shares, representing the weighted average number of shares underlying stock options, restricted stock units and warrants, are considered anti-dilutive because the exercise price of these equity awards is greater than the average per share closing price on the NASDAQ Stock Market during this period. In addition, approximately 4.2 million and 0.8 million shares, representing the weighted average number of shares issuable upon conversion of Ciena’s 0.25% convertible senior notes and 3.75% convertible notes, respectively, are considered anti-dilutive pursuant to SFAS 128 because the interest expense (net of tax and nondiscretionary adjustments) associated with each of the convertible notes above, on a per common share “if converted” basis, exceeds Basic EPS for the period.
     The following table (in thousands except per share amounts) summarizes the shares excluded, due to their anti-dilutive effect, from the calculation of the denominator for Basic and Diluted EPS above:

Shares excluded from EPS
Denominator due to anti-dilutive effect	Year Ended October 31,
	2004	2005	2006
Shares underlying stock options, restricted stock units and warrants	6,975	8,374	4,178
0.25% Convertible senior notes	—	—	4,203
3.75% Convertible notes	944	928	756

Total excluded due to anti-dilutive effect	7,919	9,302	9,137

(14) STOCKHOLDERS’ EQUITY
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
     In the event the rights become exercisable, the rights plan allows for Ciena shareholders to acquire stock of the surviving corporation, whether or not Ciena is the surviving corporation, having a value twice that of the exercise price of the rights. The rights were distributed to shareholders of record in January 1998. Pursuant to the terms of Ciena’s rights plan, the number of rights attached to each share of common stock was proportionately increased to reflect the reverse stock split on September 22, 2006 described below. The rights will expire on December 29, 2007 and are redeemable for $0.001 per right at the approval of Ciena’s Board of Directors.
Call Spread Option
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
     The call spread option covers approximately 7.6 million shares of Ciena common stock, which is the number of shares issuable upon conversion of the notes in full. The call spread option effectively has a “lower strike price” of $39.5255 and a “higher strike price” of $45.54025 and is exercisable and expires on May 1, 2013, the maturity date of the notes. Ciena can exercise the call spread option on a net cash basis, a net share basis or a full physical settlement. A net cash settlement would result in Ciena receiving an amount ranging from $0, if the market price per share of Ciena common stock upon exercise is equal to or below the lower strike price, to approximately $45.7 million, if the market price per share of Ciena common stock upon exercise is at or above the higher strike price. Settlement of the call spread option on a net share basis would result in Ciena receiving a number of shares ranging from 0, if the market price per share of Ciena common stock upon exercise is equal to or below the lower strike price, up to approximately 1.0 million shares, if the market price per share of Ciena common stock upon exercise is equal to the higher strike price. The value of the consideration of a net share settlement will be equal to the value upon a net cash settlement. If the market price is between the lower strike price and the higher strike price, in lieu of a net share or net cash settlement, Ciena may elect to receive the full number of shares underlying the call spread option upon payment by Ciena of an aggregate option exercise price of $300.0 million. Should there be an early unwind of the call spread option, the amount of cash or net shares to be received by Ciena will be dependent upon the existing overall market conditions, and on Ciena’s stock price, the volatility of Ciena’s stock and the remaining term of the call spread option.
     The number of shares subject to the call spread option and the lower price and higher strike prices are subject to customary adjustments. The $28.5 million cost of the call spread option was recorded as a reduction in additional paid in capital.
Reverse Stock Split
     At Ciena’s annual meeting on March 15, 2006, shareholders approved a proposal to authorize the Board of Directors, in its discretion, to effect a reverse stock split at one of three approved ratios, at any time prior to the 2007 annual meeting, without further action by shareholders. On August 30, 2006, Ciena’s Board approved a one-for-seven (1-for-7) reverse stock split of Ciena’s common stock. The reverse stock split became effective at 5:00 p.m., Eastern Time, on September 22, 2006. Pursuant to the reverse stock split, each seven shares of authorized and outstanding common stock was reclassified and combined into one share of new common stock.
     In connection with the reverse stock split, the number of shares of common stock authorized under Ciena’s Third

Restated Certificate of Incorporation was reduced from 980 million to 140 million shares, without any change in par value per common share. The reverse split did not change the number of shares of Ciena preferred stock authorized, which remains at 20 million. All references to share and per-share data for all periods presented have been adjusted to give effect to the one-for-seven (1-for-7) reverse stock split.
(15) INCOME TAXES
     The provision for income taxes consists of the following (in thousands):

	October 31,
	2004	2005	2006
Provision for income taxes:
Current:
Federal	$—	$—	$—
State	—	—	23
Foreign	1,121	1,320	1,358

Total current	1,121	1,320	1,381

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Provision for income taxes	$1,121	$1,320	$1,381

      Income (loss) before provision for income taxes consists of the following (in thousands):

	October 31,
	2004	2005	2006
United States	$(792,059)	$(438,956)	$(2,549)
International	3,716	4,577	4,525

Total	$(788,343)	$(434,379)	$1,976

     The tax provision reconciles to the amount computed by multiplying income or loss before income taxes by the U.S. federal statutory rate of 35% as follows:

	October 31,
	2004	2005	2006
Provision at statutory rate	35.00%	35.00%	35.00%
State taxes	—	—	1.14%
Foreign taxes	0.02%	0.06%	14.04%
Non-deductible purchased research and development	(1.34%)	—	—
Research and development credit	0.57%	0.65%	(55.94%)
Non-deductible goodwill and other	(16.50%)	(15.04%)	16.15%
Valuation allowance	(17.89%)	(20.97%)	59.48%

	(0.14%)	(0.30%)	69.87%

     The significant components of deferred tax assets and liabilities were as follows (in thousands):

	October 31,
	2005	2006
Deferred tax assets:
Reserves and accrued liabilities	$68,041	$50,088
Depreciation and amortization	110,312	118,122
NOL and credit carry forward	983,818	994,906
Other	11,095	26,406

Gross deferred tax assets	1,173,266	1,189,522
Valuation allowance	(1,173,266)	(1,189,522)

Net deferred tax asset	$—	$—

      During fiscal 2002, Ciena established a valuation allowance against its deferred tax assets. Ciena intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. The following table summarizes the activity in Ciena’s valuation allowance against its gross deferred tax assets (in thousands):

Year ended	Balance at beginning			Balance at end
October 31,	of period	Additions	Deductions	of period
2004	$894,198	$183,708	$—	$1,077,906
2005	$1,077,906	$95,360	$—	$1,173,266
2006	$1,173,266	$16,256	$—	$1,189,522
     As of October 31, 2006, Ciena had a $2.49 billion net operating loss carry forward and an $82.4 million income tax credit carry forward which begin to expire in fiscal year 2018 and 2012, respectively. Ciena’s ability to use net operating losses and credit carry forwards may be subject to limitations pursuant to the ownership change rules of the Internal Revenue Code Section 382.
     The income tax provision does not reflect the tax savings resulting from deductions associated with Ciena’s equity compensation and convertible debt. The tax benefit of approximately $56.3 million will be credited to additional paid-in capital when realized.
     Approximately $128.0 million of the valuation allowance as of October 31, 2006 was attributable to deferred tax assets associated with the acquisitions of ONI, WaveSmith, Akara, Catena and IPI that, when realized, will first reduce goodwill, then other non-current intangibles of the acquired companies, and then income tax expense. As of October 31, 2006, it is anticipated the realization of any valuation allowance associated with acquisitions would only reduce goodwill.
(16) SHARE-BASED COMPENSATION EXPENSE
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
     Under the terms of the 2000 Plan, the number of shares authorized for issuance will increase by 5.0% of the number of issued and outstanding shares of Ciena each January 1st, unless the Compensation Committee reduces the amount of the increase in any year. By action of the Compensation Committee, the plan increased by (i) zero shares on January 1, 2006, (ii) zero shares on January 1, 2005, and (iii) 9.5 million shares, or 2.0% of the then issued and outstanding shares of Ciena, on January 1, 2004. In addition, any shares subject to outstanding options or other awards under the ONI 1997 Stock Plan, ONI 1998 Equity Incentive Plan, or ONI 1999 Equity Incentive Plan that are forfeited upon cancellation of the award are available for issuance under the 2000 Plan. As of October 31, 2006, there were 5.6 million shares authorized and available for issuance under the 2000 Plan.
     Stock Options
     The following table is a summary of Ciena’s stock option activity (shares in thousands):

		Weighted
	Options	Average
	Outstanding	Exercise Price
Balance as of October 31, 2003	7,004	$70.70
Granted and assumed	5,317	23.17
Exercised	(786)	11.97
Canceled	(2,456)	69.65

Balance as of October 31, 2004	9,079	48.23
Granted	2,041	17.78
Exercised	(599)	15.75
Canceled	(1,871)	45.15

Balance as of October 31, 2005	8,650	44.80
Granted	579	21.95
Exercised	(1,304)	16.71
Canceled	(815)	41.18

Balance as of October 31, 2006	7,110	$48.52

     The total intrinsic value of options exercised during fiscal 2006 was $18.2 million.
     The following table summarizes information with respect to stock options outstanding at October 31, 2006, based on Ciena’s closing stock price on October 27, 2006 of $23.59 per share (shares and intrinsic value in thousands):

			Options Outstanding at October 31, 2006				Vested Options at October 31, 2006
				Weighted				Weighted
				Average				Average
				Remaining	Weighted			Remaining	Weighted
Range of				Contractual	Average	Aggregate		Contractual	Average	Aggregate
Exercise				Life	Exercise	Intrinsic		Life	Exercise	Intrinsic
Price			Number	(Years)	Price	Value	Number	(Years)	Price	Value
$0.01	—	$16.52	947	8.20	$14.34	$8,756	342	7.31	$11.61	$4,099
$16.53	—	$17.43	873	8.52	17.19	5,593	282	8.23	17.08	1,838
$17.44	—	$22.96	1,038	7.76	21.44	2,234	864	7.67	21.74	1,600
$22.97	—	$31.36	637	7.63	27.55	3	516	7.16	27.48	3
$31.37	—	$31.71	1,041	6.16	31.70	—	1,014	6.07	31.71	—
$31.72	—	$46.97	725	6.45	40.83	—	663	6.16	41.37	—
$46.98	—	$83.13	781	5.43	60.35	—	781	5.43	60.35	—
$83.14	—	$1,046.50	1,068	4.24	156.16	—	1,069	4.24	156.16	—

$0.01	—	$1,046.50	7,110	6.75	$48.52	$16,586	5,531	6.18	$57.01	$7,540

     As of October 31, 2006, total unrecognized compensation expense related to unvested stock options was $11.0 million. This expense is expected to be recognized over a weighted-average period of 1.9 years.
     On October 26, 2005, Ciena’s Board of Directors accelerated the vesting of approximately 2.0 million unvested, “out-of-the-money” stock options previously awarded to employees, officers and directors under Ciena’s stock option plans. Certain performance-based options held by executives were not subject to this acceleration. For purposes of the acceleration, options with an exercise price greater than $17.43 per share were deemed “out-of-the-money.” The accelerated options, which were considered fully vested as of October 26, 2005, had exercise prices ranging from $17.50 to $328.93 per share and a weighted average exercise price of $30.73 per share. Ciena did not accelerate the vesting of options that had an exercise price per share of $17.43 or less. The primary purpose of the accelerated vesting was to enable Ciena to avoid recognizing future compensation expense associated with these out-of-the-money stock options upon adoption of SFAS 123(R) for fiscal 2006.
     Restricted Stock Units
     A restricted stock unit is a right to receive a share of Ciena common stock when the unit vests. Ciena calculates the fair value of each restricted stock unit using the intrinsic value method and recognizes the expense straight-line over the requisite period. The following table is a summary of Ciena’s restricted stock unit activity, based on Ciena’s closing stock price as October 27, 2006 of $23.59 per share (shares and intrinsic value in thousands):

The following table is a summary of Ciena’s restricted stock unit activity (in thousands, except per share data):

		Weighted
		Average
	Restricted	Grant Date	Aggregate
	Stock Units	Fair Value	Intrinsic
	Outstanding	Per Share	Value
Balance as of October 31, 2003	—	$—	$—
Granted	25
Converted	—
Canceled or forfeited	(3)

Balance as of October 31, 2004	22	$45.85	$373
Granted	—
Converted	—
Canceled or forfeited	(4)

Balance as of October 31, 2005	18	$47.32	$301
Granted	261
Converted	(64)
Canceled or forfeited	(53)

Balance as of October 31, 2006	162	$22.99	$3,829

     The total intrinsic value of restricted stock units converted during fiscal 2006 was $2.6 million.
     As of October 31, 2006, total unrecognized compensation expense related to restricted stock units was $2.8 million. This expense is expected to be recognized over a weighted-average period of 1.5 years.
2003 Employee Stock Purchase Plan
     In March 2003, Ciena shareholders approved the ESPP, which has a ten-year term and originally authorized the issuance of 2.9 million shares. At the 2005 annual meeting, Ciena shareholders approved an amendment increasing the number of shares available to 3.6 million and adopting an “evergreen” provision that annually increases the number of shares available by up to 0.6 million shares, provided that the total number of shares available shall not exceed 3.6 million. Pursuant to the evergreen provision, the maximum number of shares that may be added to the ESPP during the remainder of its ten-year term is 4.0 million
     Under the ESPP, eligible employees may enroll in an offer period during certain open enrollment periods. New offer periods begin March 16 and September 16 of each year. Prior to the offer period commencing September 15, 2006, (i) each offer period consisted of four, six-month purchase periods during which employee payroll deductions were accumulated and used to purchase shares of common stock; and (ii) the purchase price of the shares was 15% less than the fair market value on either the first day of an offer period or the last day of a purchase period, whichever was lower. In addition, if the fair market value on the purchase date was less than the fair market value on the first day of an offer period, then participants automatically commenced a new offer period.
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

	ESPP shares available for	Intrinisic value at
	issuance	exercise date
Balance as of October 31, 2003	2,644
Issued March 15, 2004	(221)	$1,653
Issued September 15, 2004	(171)	347

Balance as of October 31, 2004	2,252
Issued March 15, 2005	(366)	741
Plan Amendment	1,685
Issued September 15, 2005	(307)	1,072

Balance as of October 31, 2005	3,264
Evergreen provision	307
Issued March 15, 2006	(335)	8,662
Issued September 15, 2006	(260)	$4,610

Balance as of October 31, 2006	2,976

     As of October 31, 2006, unrecognized compensation expense related to the ESPP was $0.5 million. This expense is expected to be recognized over a weighted-average period of 1.2 years.
Share-Based Compensation under SFAS 123(R) for Fiscal 2006 and APB 25 for Fiscal 2005 and Fiscal 2004
     On November 1, 2005, Ciena adopted SFAS 123(R), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based payments awards made to Ciena’s employees and directors including stock options, restricted stock, restricted stock unit awards and stock purchased under Ciena’s ESPP.
     Prior to the adoption of SFAS 123(R), Ciena accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as interpreted by FIN 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” as allowed under SFAS 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense of $9.4 million and $11.9 million for fiscal 2005 and fiscal 2004 was solely related to share-based awards assumed through acquisitions and restricted stock unit awards that Ciena had been recognizing in its consolidated statement of operations in accordance with the provisions set forth above. Because the exercise price of Ciena’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, under the intrinsic value method, no share-based compensation expense was otherwise recognized in Ciena’s consolidated statement of operations.
     The following table summarizes share-based compensation expense under SFAS 123(R) for fiscal 2006; and share-based compensation expense under APB 25, as interpreted by FIN 44 for fiscal 2005 and fiscal 2004, which was allocated as follows (in thousands):

	Year ended October 31,
	2004	2005	2006
Product costs	$—	$—	$1,075
Service costs	—	—	810

Stock-based compensation expense included in cost of sales	—	—	1,885

Research and development	6,514	4,404	5,057
Sales and marketing	4,051	4,404	3,415
General and administrative	1,318	633	3,385

Stock-based compensation expense included in operating expense	11,883	9,441	11,857

Stock-based compensation expense capitalized in inventory, net	—	—	299

Total stock-based compensation	$11,883	$9,441	$14,041

Pro Forma Share-Based Compensation under SFAS 123 for Fiscal 2005 and Fiscal 2004
     Had (i) compensation expense for Ciena’s stock option plans and employee stock purchase plan been determined based on the Black-Scholes option-pricing model; and (ii) the fair value at the grant date for awards in fiscal 2004 and fiscal 2005 been determined consistent with the provisions of SFAS 123, “Accounting for Stock Based Compensation” as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” Ciena’s net loss and net loss per share for the fiscal 2004 and fiscal 2005 would have changed by the pro forma amounts indicated below (in thousands, except per share data):

	Year ended October 31,
	2004	2005
Net loss applicable to common stockholders – as reported	$(789,464)	$(435,699)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	39,638	61,623
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	11,883	9,441

Net loss applicable to common stockholders – pro forma	$(817,219)	$(487,881)

Basic and diluted net loss per share – as reported	$(10.60)	$(5.30)

Basic and diluted net loss per share – pro forma	$(10.97)	$(5.94)

Fair Value and Assumptions Used to Calculate Fair Value under SFAS 123(R) and SFAS 123
     Assumptions for Option-Based Awards under SFAS 123(R)
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Year ended October 31,
	2004	2005	2006
Expected volatility	63%-71%	58%-67%	61.5%
Risk-free interest rate	3.5%	3.65%-4.26%	4.3%-5.1%
Expected life (years)	4.5	3.9-5.5	5.5-6.1
Expected dividend yield	0.0%	0.0%	0.0%
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
     As share-based compensation expense recognized in the consolidated statement of operations for fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures were estimated based on Ciena’s historical experience.
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
     Assumptions for Restricted Stock Unit Awards under SFAS 123(R) and SFAS 123
     The fair value of each restricted stock unit award is estimated on the date of grant using the intrinsic value method. The weighted average fair value of each restricted stock unit granted under Ciena’s stock option plans for fiscal 2006 and 2004 was $19.47 and $44.78, respectively. No restricted stock unit awards were made during fiscal 2005.
     Assumptions for Employee Stock Purchase Plan Awards under SFAS 123(R)
     On May 30, 2006, the Compensation Committee amended the ESPP, effective September 15, 2006, to shorten the offer period under the ESPP from twenty four months to six months. As a result of this change, the offer period and any purchase period will be the same six-month period. Under the amended ESPP, the applicable purchase price equals 95% of the fair market value of Ciena common stock on the last day of each purchase period. These amendments were intended to enable the ESPP to be considered a non-compensatory plan under FAS 123(R) for future offering periods.
     Employees enrolled with offer periods that commenced prior to September 15, 2006 are permitted to complete the remaining purchase periods in their current offer period. For these continuing offer periods, the fair value is determined as of the grant date, using the graded vesting approach. Under the graded vesting approach, the 24-month ESPP offer period, which consists of four, six-month purchase periods, is treated for valuation purpose as four separate option tranches with individual lives of six, 12, 18 and 24 months, each commencing on the initial grant date. Each tranche is expensed straight-line over its individual life.
(17) OTHER EMPLOYEE BENEFIT PLANS
Employee 401(k) Plan
     Ciena has a 401(k) defined contribution profit sharing plan. The plan covers all U.S. based employees who are not part of an excluded group. Participants may contribute up to 60% of pre-tax compensation, subject to certain limitations. The plan includes an employer matching contribution equal to 50% of the first 3% an employee contributes each pay period. Ciena may also make discretionary annual profit sharing contributions up to the IRS regulated limit. Ciena has made no profit sharing contributions to date. During fiscal 2006, fiscal 2005 and fiscal 2004, Ciena made matching contributions of approximately $1.2 million, $1.3 million and $1.6 million, respectively.
(18) COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments
     Ciena has certain minimum obligations under non-cancelable operating leases expiring on various dates through 2019 for equipment and facilities. Included in Ciena’s minimum obligations under non-cancelable operating leases is $41.2 million of unfavorable lease commitments. These unfavorable lease commitments were based on the present value of the lease obligations assumed by Ciena through acquisition, compared to market rates at the time of acquisition. The unfavorable lease commitments will be paid over the applicable remaining lease term. Also included in Ciena’s minimum obligations under non-cancelable operating leases is $44.5 million related to restructured facilities. For additional information see Note 3. Both the unfavorable lease commitments and restructured facilities are recorded as liabilities on Ciena’s balance sheet. Future annual minimum rental commitments under non-cancelable operating leases at October 31, 2006 are as follows (in thousands):

Year ended October 31,
2007	$26,141
2008	24,521
2009	22,106
2010	20,652
2011	14,492
Thereafter	18,970

Total	$126,882

     Rental expense for fiscal 2006, fiscal 2005, and fiscal 2004 was approximately $9.2 million, $11.6 million and $16.3 million, respectively. In addition, Ciena paid approximately $45.3 million, $33.0 million, and $19.3 million during fiscal 2006, fiscal 2005, and fiscal 2004, respectively, related to rent costs for restructured facilities and unfavorable lease commitments, which were offset against Ciena’s restructuring liabilities and unfavorable lease obligations.
Purchase Commitments with Contract Manufacturers and Suppliers
     Ciena relies on a small number of contract manufacturers to perform the majority of the manufacturing operations for its products. In order to reduce lead times and ensure adequate component supply, Ciena enters into agreements with these suppliers that allow them to procure inventory for Ciena’s forecasted future demands. As of October 31, 2006, Ciena has purchase commitments of $97.3 million.
Litigation
     On October 3, 2000, Stanford University and Litton Systems filed a complaint in the United States District Court for the Central District of California against Ciena and several other defendants, alleging that optical fiber amplifiers incorporated into certain of those parties’ products infringe U.S. Patent No. 4,859,016 (the “‘016 Patent”). The complaint seeks injunctive relief, royalties and damages. On October 10, 2003, the court stayed the case pending final resolution of matters before the U.S. Patent and Trademark Office (the “PTO”), including a request for and disposition of a reexamination of the ‘016 Patent. On October 16, 2003 and November 2, 2004, the PTO granted reexaminations of the ‘016 Patent, resulting in a continuation of the stay of the case. On September 11, 2006, the PTO issued a Notice of Intent to Issue a Reexamination Certificate and Statement of Reasons for Patentability/Confirmation, stating its intent to confirm certain claims of the ‘016 Patent. Thereafter, on September 19, 2006, Litton Systems filed a status report in which it requested that the district court lift the stay of the case, which request was denied by the district court on October 13, 2006. Ciena believes that it has valid defenses to the lawsuit and intends to defend it vigorously in the event the stay of the case is lifted.
      As a result of Ciena’s merger with ONI Systems Corp. in June 2002, Ciena became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of ONI’s common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Ms. Davis have been dismissed from the action without prejudice pursuant to a tolling agreement. In July 2004, following mediated settlement negotiations, the plaintiffs, the issuer defendants (including Ciena), and their insurers entered into a settlement agreement, whereby, if approved, the plaintiffs’ cases against the issuers would be dismissed, the insurers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to assign or surrender to the plaintiffs certain claims the issuers may have against the underwriters. The settlement agreement does not require Ciena to pay any amount toward the settlement or to make any other payments. In October 2004, the district court certified a class with respect to the Section 10(b) claims in six “focus cases” selected out of all of the consolidated cases, which cases did not include Ciena, and which decision was appealed by the underwriter defendants to the U.S. Court of Appeals for the Second Circuit. On February 15, 2005, the district court granted the motion filed by the plaintiffs and issuer defendants for preliminary approval of the settlement agreement, subject to certain modifications to the proposed bar order, and directed the parties to submit a revised settlement agreement reflecting its opinion. On August 31, 2005, the district court issued a preliminary order approving the revised stipulated settlement agreement, and approving and setting dates for notice of the settlement to all class members. A fairness hearing was held on April 24, 2006, at which time the court took the matter under advisement. If the court determines that the settlement is fair to the class members, the settlement will be approved. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the district court’s grant of class certification in the six focus cases. Because the settlement agreement involves certification of a settlement class as part of the approval process, the impact of the Second Circuit’s decision on the settlement remains unclear.

     In addition to the matters described above, Ciena is subject to various legal proceedings, claims and litigation arising in the ordinary course of its business. While the outcome of these matters is currently not determinable, Ciena does not expect that the ultimate costs to resolve these matters will have a material effect on its results of operations, financial position or cash flows.
(19) ENTITY WIDE DISCLOSURES
     Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. Ciena’s geographic distribution of revenue was as follows (in thousands, except percentage data):

	Fiscal Year
	2004	%*	2005	%*	2006	%*
United States	$221,456	74.1	$340,774	79.8	$423,687	75.1
International	77,251	25.9	86,483	20.2	140,369	24.9

Total	$298,707	100.0	$427,257	100.0	$564,056	100.0

*	Denotes % of total revenue
     The majority of Ciena’s assets are located in the United States and attributable to the United States operations. Equipment, furniture and fixtures located outside of the United States are reflected as International in the geographic distribution of equipment, furniture and fixtures below. Ciena’s geographic distribution of net equipment, furniture and fixtures was as follows (in thousands, except percentage data):

	2005	%*	2006	%*
United States	$23,390	83.3	$21,934	74.5
International	4,700	16.7	7,493	25.5

Total	$28,090	100.0	$29,427	100.0

*	Denotes % of total equipment, furniture and fixtures
     Product portfolio distribution of revenue was as follows (in thousands, except percentage data):

	Fiscal Year
	2004	%*	2005	%*	2006	%*
Optical networking products	$188,656	63.1	$254,159	59.5	$376,920	66.9
Broadband networking products	31,294	10.5	82,726	19.4	81,823	14.5
Data networking products	23,150	7.8	34,265	8.0	35,007	6.2
Network and services management software, and other	7,111	2.4	3,125	0.7	8,677	1.5
Global network services	48,496	16.2	52,982	12.4	61,629	10.9

Total	$298,707	100.0	$427,257	100.0	$564,056	100.0

*	- denotes % of total revenue
     During the following fiscal years customers who each accounted for at least 10% of Ciena’s revenue during the respective periods are as follows (in thousands):

	Fiscal Year
	2004		%*	2005	%*	2006	%*
Verizon	$	N/A	—	$43,673	10.2	$70,225	12.4
Sprint		N/A	—	N/A	—	89,793	15.9
BellSouth		N/A	—	43,946	10.3	N/A	—
AT&T		N/A	—	N/A	—	66,926	11.9
SAIC		46,557	15.6	46,058	10.8	N/A	—

Total		$46,557	15.6	$133,677	31.3	$226,944	40.2

*	- denotes % of total revenue

N/A	—denotes revenue recognized less than 10% for the period.

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
     Management of Ciena Corporation assessed the effectiveness of the company’s internal control over financial reporting as of October 31, 2006. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of October 31, 2006, Ciena Corporation maintained effective internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
     PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of Ciena Corporation included in this annual report, has also audited management’s assessment and the effectiveness of Ciena Corporation’s internal control over financial reporting as of October 31, 2006 as stated in its report appearing under Item 8.

/s/ Gary B. Smith	/s/ Joseph R. Chinnici
Gary B. Smith	Joseph R. Chinnici
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
January 10, 2007	January 10, 2007

Attestation Report of Independent Registered Public Accounting Firm
     Pricewaterhouse Coopers LLP, the independent registered public accounting firm that audited Ciena’s consolidated financial statements, has issued an attestation report on management’s assessment of Ciena’s internal control over financial reporting, which is contained under Item 8 of Part II of this annual report under the heading “Report of Independent Registered Public Accounting Firm.” The attestation report is incorporated herein by reference.
     Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     Pursuant to General Instruction G(3) of Form 10-K, information relating to Ciena’s directors and executive officers is set forth in Part I of this annual report under the caption Item 1. “Business—Directors and Executive Officers.”
     Additional information concerning our Audit Committee and regarding compliance with Section 16(a) of the Exchange Act responsive to this item is incorporated herein by reference to Ciena’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to our Annual Meeting of Shareholders to be held on March 14, 2007.
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
Item 11. Executive Compensation
     Information responsive to this item is incorporated herein by reference to Ciena’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to our Annual Meeting of Shareholders to be held on March 14, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     Information responsive to this item is incorporated herein by reference to Ciena’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to our Annual Meeting of Shareholders to be held on March 14, 2007.
Item 13. Certain Relationships and Related Transactions
     Information responsive to this item is incorporated herein by reference to Ciena’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to our Annual Meeting of Shareholders to be held on March 14, 2007.
Item 14. Principal Accounting Fees and Services
     Information responsive to this item is incorporated herein by reference to Ciena’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to our Annual Meeting of Shareholders to be held on March 14, 2007.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	1.	The information required by this item is included in Item 8 of Part II of this annual report.

	2.	The information required by this item is included in Item 8 of Part II of this annual report.

	3.	Exhibits: See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report.
(b)	Exhibits. See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report.
(c)	Not applicable.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Linthicum, County of Anne Arundel, State of Maryland, on the 10th day of January 2007.

Ciena Corporation
By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Patrick H. Nettles, Ph.D. Patrick H. Nettles, Ph.D.	Executive Chairman of the Board of Directors	January 10, 2007

/s/ Gary B. Smith Gary B. Smith	President, Chief Executive Officer and Director	January 10, 2007
(Principal Executive Officer)

/s/ Joseph R. Chinnici Joseph R. Chinnici	Sr. Vice President, Finance and Chief Financial Officer	January 10, 2007
(Principal Financial Officer)

/s/ Andrew C. Petrik Andrew C. Petrik	Vice President, Controller and Treasurer	January 10, 2007
(Principal Accounting Officer)

/s/ Stephen P. Bradley, Ph.D. Stephen P. Bradley, Ph.D.	Director	January 10, 2007

/s/ Harvey B. Cash Harvey B. Cash	Director	January 10, 2007

/s/ Bruce L. Claflin Bruce L. Claflin	Director	January 10, 2007

/s/ Lawton W. Fitt Lawton W. Fitt	Director	January 10, 2007

/s/ Judith M. O’Brien Judith M. O’Brien	Director	January 10, 2007

/s/ Michael J. Rowny Michael J. Rowny	Director	January 10, 2007

/s/ Gerald H. Taylor Gerald H. Taylor	Director	January 10, 2007

INDEX TO EXHIBITS

		Incorporated by Reference			Filed
		Form and			Here-
Exhibit		Registration or			with
Number	Exhibit Description	Commission No.	Exhibit	Filing Date	(X)

3.1	Third Restated Certificate of Incorporation	S-1 (333-17729)	3.2	12/12/1996

3.2	Amended and Restated Bylaws	S-1 (333-17729)	3.3	2/5/1997

3.3	Certificate of Amendment to Third Restated Certificate of Incorporation dated December 9, 1996	S-1 (333-17729)	3.1	12/12/1996

3.4	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated January 12, 1998	8-K (000-21969)	4.2	12/29/1997

3.5	Certificate of Amendment to Third Restated Certificate of Incorporation dated March 13, 1998	10-Q (000-21969)	3.5	5/18/2000

3.6	Certificate of Amendment to Third Restated Certificate of Incorporation dated March 16, 2000	10-Q (000-21969)	3.6	5/18/2000

3.7	Certificate of Amendment to Third Restated Certificate of Incorporation dated March 13, 2001	10-Q (000-21969)	3.7	5/17/2001

3.8	Certificate of Ownership and Merger (amending Third Restated Certificate of Incorporation) dated October 29, 2004	8-K (000-21969)	3.1	10/29/2004

3.9	Certificate of Amendment to Third Restated Certificate of Incorporation dated September 22, 2006	8-K (000-21969)	3.1	9/25/2006

4.1	Specimen Stock Certificate	S-1 (333-17729)	4.1	1/14/1997

4.2	Rights Agreement dated December 29, 1997	8-K (000-21969)	4.2	12/29/1997

4.3	Amendment to Rights Agreement dated June 2, 1998	8-K (000-21969)	4.3	6/3/1998

4.4	Amendment No. 2 to Rights Agreement dated September 13, 1998	8-K (000-21969)	99.2	9/14/1998

4.5	Amendment No. 3 to Rights Agreement dated October 19, 1998	8-K (000-21969)	99.1	10/19/1998

4.6	Amendment No. 4 to Rights Agreement dated June 2, 2005	8-K (000-21969)	4.1	6/3/05

4.7	Indenture dated February 9, 2001 between Ciena Corporation and First Union National Bank for 3.75% convertible notes, due February 1, 2008	10-Q (000-21969)	4.6	2/15/2001

4.8	Indenture dated as of April 10, 2006 between Ciena Corporation and The Bank of New York, as trustee, for 0.25% convertible senior notes due May 1, 2013, including the Form of Global Note attached as Exhibit A thereto	8-K (000-21969)	4.8	4/10/2006

10.1	Employment Agreement dated April 9, 1994 between Ciena and Patrick Nettles**	S-1 (333-17729)	10.12	12/12/1996

10.2	Lightera 1998 Stock Option Plan and Form of Stock Option Agreement**	10-Q (000-21969)	10.19	5/21/1999

10.3	Omnia Communications, Inc. 1997 Stock Plan and Form of Agreements**	10-Q (000-21969)	10.20	8/19/1999

10.4	1999 Non-Officer Stock Option Plan and Form of Stock Option Agreement**	10-K (000-21969)	10.22	12/10/1999

10.5	Amendment No. 1 to 1999 Non-Officer Stock Option Plan**	10-K (000-21969)	10.25	12/3/2001

10.6	Cyras Systems, Inc. 1998 Stock Plan as amended and Form of Stock Option Agreement**	10-Q (000-21969)	10.24	5/17/2001

10.7	ONI 1997 Stock Plan**	S-1*	10.2	3/10/2000

10.8	ONI 1998 Equity Incentive Plan**	S-1*	10.3	3/10/2000

10.9	ONI 1999 Equity Incentive Plan**	S-1*	10.4	3/10/2000

		Incorporated by Reference			Filed
		Form and			Here-
Exhibit		Registration or			with
Number	Exhibit Description	Commission No.	Exhibit	Filing Date	(X)

10.10	WaveSmith Networks, Inc. 2000 Stock Option and Incentive Plan**	10-Q (000-21969)	10.36	8/21/2003

10.11	Catena Networks, Inc. 1998 Equity Incentive Plan, as amended**	10-Q (000-21969)	10.38	5/20/2004

10.12	Internet Photonics, Inc. Amended and Restated 2000 Corporate Stock Option Plan**	10-Q (000-21969)	10.39	5/20/2004

10.13	Ciena Corporation 2000 Equity Incentive Plan (Amended and Restated ONI Systems Corp. 2000 Equity Incentive Plan) **	10-K (000-21969)	10.37	12/11/2003

10.14	Form of Stock Option Award Agreement for executive officers under Ciena Corporation 2000 Equity Incentive Plan**	8-K (000-21969)	10.1	11/04/2005

10.15	Form of Restricted Stock Unit Agreement for executive officers under Ciena Corporation 2000 Equity Incentive Plan**	8-K (000-21969)	10.2	11/04/2005

10.16	Form of Performance Stock Unit Award Agreement for executive officers under Ciena Corporation 2000 Equity Incentive Plan**	8-K (000-21969)	10.3	11/04/2005

10.17	Form of Stock Option Award Agreement for directors under Ciena Corporation 2000 Equity Incentive Plan**	8-K (000-21969)	10.4	11/04/2005

10.18	Form of Restricted Stock Unit Award Agreement for directors under Ciena Corporation 2000 Equity Incentive Plan**	8-K (000-21969)	10.5	11/04/2005

10.19	Amended and Restated 2003 Employee Stock Purchase Plan (as amended on May 30, 2006)**	10-Q (000-21969)	10.1	8/31/2006

10.20	1996 Outside Directors Stock Option Plan**	S-1 (333-17729)	10.4	12/12/1996

10.21	Forms of 1996 Outside Directors Stock Option Agreement**	S-1 (333-17729)	10.5	12/12/1996

10.22	Third Amended and Restated 1994 Stock Option Plan**	S-8 (333-72474)	99.1	10/30/2001

10.23	Form of Indemnification Agreement with Directors and Executive Officers**	10-Q (000-21969)	10.1	3/03/2006

10.24	Transfer of Control/Severance Agreement between Ciena Corporation and Gary B. Smith**	10-Q (000-21969)	10.26	2/21/2002

10.25	Form of Transfer of Control/Severance Agreement between Ciena and Executive Officers**	10-K (000-21969)	10.18	12/10/1998

10.26	Form of Amendment 1 to Transfer of Control/Severance Agreement for named executive officers (other than Gary B. Smith)**	10-Q (000-21969)	10.18	2/21/2002

10.27	Incentive Bonus Plan**	10-Q (000-21969)	10.1	4/30/2006

14.1	Ciena Corporation Code of Ethics for Senior Financial Officers***	—	—	—

21.1	Subsidiaries of registrant	—	—	—	X

23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	X

*	ONI Systems Corp. Form S-1 (333-32104)

**	Represents management contract or compensatory plan or arrangement

***	Ciena’s Code of Ethics for Senior Financial Officers is available on the corporate governance page of our web site at http://www.ciena.com