Form 10-Q
period 2007-01-31
CIENA CORP
filed 2007-03-02
CIK 936395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007
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
Large accelerated filer   ☑     Accelerated filer   ☐     Non-accelerated filer   ☐
     Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 28, 2007

common stock, $.01 par value	85,115,680

CIENA CORPORATION
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended January 31,
	2006	2007
Revenues:
Products	$105,941	$146,282
Services	14,489	18,819

Total revenue	120,430	165,101

Costs:
Products	60,399	74,979
Services	9,576	16,494

Total cost of goods sold	69,975	91,473

Gross profit	50,455	73,628

Operating expenses:
Research and development	29,462	29,853
Selling and marketing	26,572	24,875
General and administrative	9,896	10,301
Amortization of intangible assets	6,295	6,295
Restructuring costs (recoveries)	2,015	(466)
Long-lived asset impairments	(3)	—
Recovery of doubtful accounts, net	(2,604)	(10)
Gain on lease settlement	(6,020)	—

Total operating expenses	65,613	70,848

Income (loss) from operations	(15,158)	2,780
Interest and other income, net	9,262	14,845
Interest expense	(6,053)	(6,148)
Loss on equity investments, net	(733)	—
Gain on extinguishment of debt	6,690	—

Income (loss) before income taxes	(5,992)	11,477
Provision for income taxes	299	421

Net income (loss)	$(6,291)	$11,056

Basic net income (loss) per common share	$(0.08)	$0.13

Diluted net income (loss) per potential common share	$(0.08)	$0.12

Weighted average basic common shares outstanding	82,967	84,953

Weighted average dilutive potential common shares outstanding	82,967	93,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31,	January 31,
	2006	2007
ASSETS

Current assets:
Cash and cash equivalents	$220,164	$374,079
Short-term investments	628,393	496,628
Accounts receivable, net	107,172	139,422
Inventories, net	106,085	103,548
Prepaid expenses and other	36,372	46,400

Total current assets	1,098,186	1,160,077
Long-term investments	351,407	314,377
Equipment, furniture and fixtures, net	29,427	32,867
Goodwill	232,015	232,015
Other intangible assets, net	91,274	84,011
Other long-term assets	37,404	38,309

Total assets	$1,839,713	$1,861,656

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$39,277	$37,997
Accrued liabilities	79,282	90,065
Restructuring liabilities	8,914	7,621
Unfavorable lease commitments	8,512	7,614
Income taxes payable	5,981	6,298
Deferred revenue	19,637	20,015

Total current liabilities	161,603	169,610
Long-term deferred revenue	21,039	22,847
Long-term restructuring liabilities	26,720	24,579
Long-term unfavorable lease commitments	32,785	30,691
Other long-term obligations	1,678	1,582
Convertible notes payable	842,262	842,262

Total liabilities	1,086,087	1,091,571

Commitments and contingencies
Stockholders’ equity:
Preferred stock — par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock — par value $0.01; 140,000,000 shares authorized; 84,891,656 and 85,054,714 shares issued and outstanding	849	851
Additional paid-in capital	5,505,853	5,511,921
Unrealized gains on investments, net	(496)	(1,001)
Translation adjustment	(580)	(742)
Accumulated deficit	(4,752,000)	(4,740,944)

Total stockholders’ equity	753,626	770,085

Total liabilities and stockholders’ equity	$1,839,713	$1,861,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended January 31,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$(6,291)	$11,056
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Early extinguishment of debt	(6,690)	—
Amortization of premium (discount) on marketable securities	1,176	(1,249)
Non-cash loss from equity investments	733	—
Depreciation and amortization of equipment, furniture and fixtures	5,312	3,150
Stock compensation	4,183	3,289
Amortization of intangibles	7,263	7,263
Provision for inventory excess and obsolescence	3,000	4,763
Provision for warranty and other contractual obligations	2,470	4,791
Other	608	715
Changes in assets and liabilities:
Accounts receivable	(8,350)	(32,250)
Inventories	(18,046)	(2,226)
Prepaid expenses and other	10,151	(11,289)
Accounts payable and accrued liabilities	(30,813)	(1,810)
Income taxes payable	61	317
Deferred revenue and other obligations	3,195	2,186

Net cash used in operating activities	(32,038)	(11,294)

Cash flows from investing activities:
Additions to equipment, furniture, fixtures and intellectual property	(4,375)	(6,590)
Restricted cash	1,102	(521)
Purchases of available for sale securities	(63,641)	(88,632)
Maturities of available for sale securities	136,219	258,171

Net cash provided by investing activities	69,305	162,428

Cash flows from financing activities:
Repayment of convertible notes payable	(98,772)	—
Proceeds from exercise of stock options	2,117	2,781

Net cash provided by (used in) financing activities	(96,655)	2,781

Net increase (decrease) in cash and cash equivalents	(59,388)	153,915
Cash and cash equivalents at beginning of period	358,012	220,164

Cash and cash equivalents at end of period	$298,624	$374,079

The accompanying notes are an integral part of these condensed consolidated financial statements

CIENA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) INTERIM FINANCIAL STATEMENTS
     The interim financial statements included herein for Ciena Corporation (“Ciena”) have been prepared by Ciena, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments which Ciena considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial position of Ciena at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Ciena believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with Ciena’s audited consolidated financial statements and notes thereto included in Ciena’s annual report on Form 10-K for the fiscal year ended October 31, 2006.
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
Investments
     Ciena’s short-term and long-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. Realized gains or losses and declines in value determined to be other than temporary, if any, on available-for-sale securities, are reported in other income or expense as incurred.
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

Goodwill and Other Intangible Assets
     Ciena has recorded goodwill and purchased intangible assets as a result of several acquisitions. Ciena accounts for goodwill in accordance with SFAS 142 “Goodwill and Other Intangible Assets,” which requires Ciena to test each reporting unit’s goodwill for impairment on an annual basis, which Ciena has determined to be the last business day of fiscal September each year. Ciena operates its business and tests it goodwill for impairment as a single reporting unit. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value.
     Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally three to seven years. Impairments of other intangibles assets are determined in accordance SFAS 144.
Unfavorable Lease Commitments
     Ciena has recorded unfavorable lease commitments as a result of several acquisitions. Ciena accounts for unfavorable lease commitments in accordance with SFAS 141 “Business Combinations.” The value of the unfavorable lease commitments was based upon the present value of the assumed lease obligations based upon current rental rates and current interest rates at the time of the acquisitions. These unfavorable lease commitments will be paid over the respective lease terms.
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
     SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. Ciena uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by Ciena’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to Ciena’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as expense in Ciena’s consolidated statement of operations over the requisite service periods.
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
Foreign Currency Translation
     Some of Ciena’s foreign branch offices and subsidiaries use the U.S. dollar as their functional currency, because Ciena, as the U.S. parent entity, exclusively funds the operations of these branch offices and subsidiaries with U.S. dollars. For those subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date, and the statement of operations is translated at a monthly average rate. Resulting translation adjustments are recorded directly to a separate component of stockholders’ equity. Where the U.S. dollar is the functional currency, re-measurement adjustments are recorded in other income. The net gain (loss) on foreign currency re-measurement and exchange rate changes is immaterial for separate financial statement presentation.

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
Segment Reporting
     SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. We report our financial results as a single business segment.
Effects of Recent Accounting Pronouncements
     In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. The adoption of this statement in our fiscal 2007 did not have a material impact on Ciena’s financial condition, results of operations or cash flows.
     In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of this statement in fiscal 2007 did not have a material impact on Ciena’s financial condition, results of operations or cash flows.
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” which supersedes APB Opinion No. 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 also carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The correction of an error in previously issued financial statements is not a change in accounting principle. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement in fiscal 2007 did not have a material impact on Ciena’s financial condition, results of operations or cash flows.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Ciena is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.
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
(3) RESTRUCTURING COSTS
     Ciena has previously taken actions to align its workforce, facilities and operating costs with business opportunities. Ciena historically has committed to a restructuring plan and has incurred the associated liability concurrently in accordance with the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The following table displays the activity and balances of the restructuring reserve account for the three months ending January 31, 2007 (in thousands):

			Consolidation
	Workforce		of excess
	reduction		facilities		Total
Balance at October 31, 2006	$—		$35,634		$35,634
Additional liability recorded	71	(a)	—		71
Adjustment to previous estimates	—		(537	)(b)	(537)
Cash payments	(71)		(2,897)		(2,968)

Balance at January 31, 2007	$—		$32,200		$32,200

Current restructuring liabilities	$—		$7,621		$7,621

Non-current restructuring liabilities	$—		$24,579		$24,579

(a)	During the first quarter of fiscal 2007, Ciena recorded a charge of $0.1 million related to other costs associated with a previous workforce reduction.

(b)	During the first quarter of fiscal 2007, Ciena recorded an adjustment of $0.5 million related to the costs associated with previously restructured facilities.
     The following table displays the activity and balances of the restructuring reserve account for the three months ending January 31, 2006 (in thousands):

			Consolidation
	Workforce		of excess
	reduction		facilities		Total
Balance at October 31, 2005	$270		$69,507		$69,777
Additional reserve recorded	1,469	(a)	742	(a)	2,211
Adjustments to previous estimates	—		(196	)(b)	(196)
Lease settlement	—		(6,020	)(c)	(6,020)
Cash payments	(1,011)		(16,135)		(17,146)

Balance at January 31, 2006	$728		$47,898		$48,626

Current restructuring liabilities	$728		$11,959		$12,687

Non-current restructuring liabilities	$—		$35,939		$35,939

(a)	During the first quarter of fiscal 2006, Ciena recorded a charge of $0.7 million related to the closure of one of its facilities located in Kanata, Ontario and a charge of $1.5 million related to a workforce reduction of 62 employees.

(b)	During the first quarter of fiscal 2006, Ciena recorded an adjustment of $0.2 million related to the costs associated with previously restructured facilities.

(c)	During the first quarter of fiscal 2006, Ciena recorded a gain of $6.0 million related to the buy-out of the lease of its former Fremont, CA facility, which Ciena had previously restructured.

(4) MARKETABLE DEBT AND EQUITY SECURITIES
     Short-term and long-term investments, exclusive of restricted cash, are comprised of the following (in thousands):

	January 31, 2007
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Corporate bonds	$503,138	$137	$570	$502,705
Asset backed obligations	214,266	19	397	213,888
US government obligations	94,591	21	200	94,412

	$811,995	$177	$1,167	$811,005

Short-term investments	497,366	56	794	496,628
Long-term investments	314,629	121	373	314,377

	$811,995	$177	$1,167	$811,005

	October 31, 2006
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Corporate bonds	$468,152	$437	$525	$468,064
Asset backed obligations	195,728	142	305	195,565
Commercial paper	152,768	—	—	152,768
US government obligations	163,643	84	324	163,403

	$980,291	$663	$1,154	$979,800

Short-term investments	629,269	66	942	628,393
Long-term investments	351,022	597	212	351,407

	$980,291	$663	$1,154	$979,800

     The gross unrealized losses, related to marketable debt investments, were primarily due to changes in interest rates. Ciena’s management has determined that the gross unrealized losses on its marketable debt investments at January 31, 2007 and October 31, 2006 are temporary in nature because Ciena has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. The gross unrealized losses were as follows at January 31, 2007 and October 31, 2006 (in thousands):

	January 31, 2007
	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Corporate bonds	$440	$355,346	$130	$45,319	$570	$400,665
Asset backed obligations	224	138,016	172	42,797	396	180,813
US government obligations	85	25,590	116	53,951	201	79,541

	$749	$518,952	$418	$142,067	$1,167	$661,019

	October 31, 2006
	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Corporate bonds	$400	$196,947	$125	$26,687	$525	$223,634
Asset backed obligations	153	92,869	152	34,828	305	127,697
Commercial paper	—	—	—	—	—	—
US government obligations	112	38,692	212	40,839	324	79,531

	$665	$328,508	$489	$102,354	$1,154	$430,862

     The following table summarizes maturities of investments at January 31, 2007 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$497,366	$496,628
Due in 1-2 years	314,629	314,377

	$811,995	$811,005

(5) ACCOUNTS RECEIVABLE
     As of January 31, 2007, trade accounts receivable, net of allowance for doubtful accounts, included three customers that accounted for 25.3%, 16.5%, and 14.7% of net trade accounts receivable, respectively. As of October 31, 2006, the trade accounts receivable, net of allowance for doubtful accounts, included two customers that accounted for 25.4% and 21.8% of the net trade accounts receivable, respectively.
Ciena’s allowance for doubtful accounts as of October 31, 2006 and January 31, 2007 was $0.1 million.
(6) INVENTORIES
     Inventories are comprised of the following (in thousands):

	October 31,	January 31,
	2006	2007
Raw materials	$29,627	$29,622
Work-in-process	9,156	7,795
Finished goods	89,628	89,350

	128,411	126,767
Provision for inventory excess and obsolescence	(22,326)	(23,219)

	$106,085	$103,548

     Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the first three months of fiscal 2007, Ciena recorded a provision for inventory reserves of $4.8 million, primarily related to excess inventory due to a change in forecasted sales for certain products. The following is a summary of the change in the reserve for excess inventory and obsolete inventory during the first three months of fiscal 2007 (in thousands):

Inventory Reserve
Reserve balance as of October 31, 2006	$22,326
Provision for excess inventory, net	4,763
Actual inventory scrapped	(3,870)

Reserve balance as of January 31, 2007	$23,219

     During the three months ended January 31, 2006, Ciena recorded a provision for inventory reserves of $3.0 million, primarily related to excess inventory due to a change in forecasted sales for certain products. The following is a summary of the change in the reserve for excess inventory and obsolete inventory during the first three months of fiscal 2006 (in thousands):

Inventory Reserve
Reserve balance as of October 31, 2005	$22,595
Provision for excess inventory, net	3,000
Actual inventory scrapped	(3,383)

Reserve balance as of January 31, 2006	$22,212

(7) PREPAID EXPENSES AND OTHER
     Prepaid expenses and other are comprised of the following (in thousands):

	October 31,	January 31,
	2006	2007
Interest receivable	$8,547	$9,667
Prepaid VAT and other taxes	9,467	16,746
Prepaid expenses	8,445	11,328
Restricted cash	6,990	6,808
Other non-trade receivables	2,923	1,851

	$36,372	$46,400

(8) EQUIPMENT, FURNITURE AND FIXTURES
     Equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,	January 31,
	2006	2007
Equipment, furniture and fixtures	$253,953	$257,886
Leasehold improvements	36,203	36,525

	290,156	294,411
Accumulated depreciation and amortization	(260,729)	(261,544)

	$29,427	$32,867

(9) OTHER INTANGIBLE ASSETS
     Other intangible assets are comprised of the following (in thousands):

	October 31,			January 31,
	2006			2007
	Gross	Accumulated		Gross	Accumulated
	Intangible	Amortization	Net Intangible	Intangible	Amortization	Net Intangible
Developed technology	$139,983	$(87,577)	$52,406	$139,983	$(91,846)	$48,137
Patents and licenses	47,370	(25,463)	21,907	47,370	(27,024)	20,346
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	45,981	(29,020)	16,961	45,981	(30,453)	15,528

	$233,334		$91,274	$233,334		$84,011

     The aggregate amortization expense of other intangible assets was $7.3 million for the first three months of fiscal 2006 and 2007. The following table represents the expected future amortization of other intangible assets as follows (in thousands):

2007 (remaining nine months)	$21,787
2008	27,840
2009	19,254
2010	14,500
2011	630

$84,011

(10) OTHER BALANCE SHEET DETAILS
     Other long-term assets (in thousands):

	October 31,	January 31,
	2006	2007
Maintenance spares inventory, net	$14,724	$15,800
Deferred debt issuance costs	10,306	9,429
Investments in privately held companies	6,489	6,489
Restricted cash	3,227	3,930
Other	2,658	2,661

	$37,404	$38,309

     Deferred debt issuance costs are amortized using the straight line method which approximates the effect of the effective interest rate method on the maturity of the related debt. Amortization of debt issuance cost, which is included in interest expense, was $0.6 million and $0.9 million during the first three months of fiscal 2006 and fiscal 2007, respectively. This increase reflects Ciena’s April 10, 2006 issuance of 0.25% Convertible Senior Notes due May 1, 2013.
     Accrued liabilities (in thousands):

	October 31,	Janaury 31,
	2006	2007
Warranty	$31,751	$33,607
Accrued compensation, payroll related tax and benefits	24,102	26,340
Accrued interest payable	5,502	10,355
Other	17,927	19,763

	$79,282	$90,065

      The provision for warranty during the first quarter of fiscal 2007 reflects a $0.7 million increase resulting from an out of period adjustment. This adjustment was not material to the financial statements for the first quarter of fiscal 2007 or Ciena’s fiscal year ended October 31, 2006. The following table summarizes the activity in Ciena’s accrued warranty for the three months of fiscal 2006 and 2007 (in thousands):

				Balance at
Three months ended January 31,	Beginning Balance	Provisions	Settlements	end of period
2006	$27,044	2,470	(2,762)	$26,752
2007	$31,751	4,791	(2,935)	$33,607
     Deferred revenue (in thousands):

	October 31,	January 31,
	2006	2007
Products	$4,276	$3,366
Services	36,400	39,496

	40,676	42,862
Less current portion	(19,637)	(20,015)

Long-term deferred revenue	$21,039	$22,847

(11) CONVERTIBLE NOTES PAYABLE
Ciena 3.75% Convertible Notes, due February 1, 2008
     On February 9, 2001, Ciena completed a public offering of 3.75% Convertible Notes, due February 1, 2008, in an aggregate principal amount of $690.0 million. Interest is payable on February 1 and August 1 of each year. The notes may be converted into shares of Ciena’s common stock at any time before their maturity or their prior redemption or repurchase by Ciena. The conversion rate is 1.3687 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. Prior to maturity, Ciena has the option to redeem all or a portion of the notes that have not been previously converted at 100.536% of the principal amount.

     At January 26, 2007, the fair value of the outstanding $542.3 million in aggregate principal amount of 3.75% convertible notes was $528.7 million. Fair value is based on the quoted market price for the notes.
0.25% Convertible Senior Notes due May 1, 2013
     On April 10, 2006, Ciena completed a public offering of 0.25% Convertible Senior Notes due May 1, 2013, in aggregate principal amount of $300.0 million. The notes bear interest at the annual rate of 0.25%, payable semi-annually on May 1 and November 1. The notes are senior unsecured obligations of Ciena and rank equally with all of Ciena’s other existing and future senior unsecured debt.
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
     At January 26, 2007, the fair value of the outstanding $300.0 million in aggregate principal amount of 0.25% convertible senior notes outstanding was $278.8 million, based on the quoted market price for the notes.

(12) INCOME (LOSS) PER SHARE CALCULATION
     The following table (in thousands except per share amounts) is a reconciliation of the numerator and denominator of the basic net income (loss) per common share (“Basic EPS”) and the diluted net income (loss) per dilutive potential common share (“Diluted EPS”). Basic EPS is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of (i) common shares outstanding, (ii) shares issuable upon vesting of restricted stock units, (iii) shares issuable upon exercise of outstanding stock options, employee stock purchase plan options and warrants using the treasury stock method; and (iv) shares underlying the 0.25% convertible senior notes.

Numerator	Quarter Ended January 31,
	2006	2007
Net income (loss)	$(6,291)	$11,056
Add: Interest expense associated with 0.25% convertible senior notes	—	188

Net income (loss) used to calculate Diluted EPS	$(6,291)	$11,244

Denominator	Quarter Ended January 31,
	2006	2007
Basic weighted average shares outstanding	82,967	84,953
Add: Shares underlying outstanding stock options, employees stock purchase plan options, warrants and restricted stock units	—	716
Add: Shares underlying 0.25% convertible senior notes	—	7,590

Dilutive weighted average shares outstanding	82,967	93,259

EPS	Quarter Ended January 31,
	2006	2007
Basic EPS	$(0.08)	$0.13

Diluted EPS	$(0.08)	$0.12

Explanation of Shares Excluded due to Anti-Dilutive Effect
     For the first quarter of fiscal 2006, approximately 9.1 million shares, representing the weighted average number of shares underlying outstanding stock options, restricted stock units, warrants and Ciena’s 3.75% convertible notes, are considered anti-dilutive because Ciena incurred net losses during these periods.
     For the first quarter of fiscal 2007, approximately 4.8 million shares, representing the weighted average number of shares underlying outstanding stock options, employee stock purchase plan options, restricted stock units, and warrants are considered anti-dilutive because the exercise price of these equity awards is greater than the average per share closing price on the NASDAQ Stock Market during this period. In addition, approximately 0.7 million shares, representing the weighted average number of shares issuable upon conversion of Ciena’s 3.75% convertible notes, are considered anti-dilutive pursuant to SFAS 128 because the related interest expense on a per common share “if converted” basis exceeds Basic EPS for the period.

     The following table (in thousands except per share amounts) summarizes the shares excluded from the calculation of the denominator for Basic and Diluted EPS due to their anti-dilutive effect:

Shares excluded from EPS Denominator due to anti-dilutive effect	Quarter Ended January 31,
	2006	2007
Shares underlying outstanding stock options, employee stock purchase plan options, warrants and restricted stock units	8,289	4,760
Shares underlying 3.75% convertible notes	797	742

Total excluded due to anti-dilutive effect	9,086	5,502

(13) STOCKHOLDERS’ EQUITY
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

     Under the terms of the 2000 Plan, the number of shares authorized for issuance will increase by 5.0% of the number of Ciena shares issued and outstanding on January 1 of each year, unless the Compensation Committee reduces the amount of the increase in any year. By action of the Compensation Committee, no additional shares were added to the Plan on January 1, 2005, 2006 or 2007. In addition, any shares subject to outstanding options or other awards under the ONI 1997 Stock Plan, ONI 1998 Equity Incentive Plan, or ONI 1999 Equity Incentive Plan that are forfeited upon cancellation of the award are available for issuance under the 2000 Plan. As of January 31, 2007, there were 4.2 million shares authorized and available for issuance under the 2000 Plan.
Stock Options
     The following table is a summary of Ciena’s stock option activity (shares in thousands):

		Weighted Average
	Options Outstanding	Exercise Price
Balance as of October 31, 2006	7,110	$48.52
Granted	342	27.03
Exercised	(154)	19.52
Canceled	(249)	38.23

Balance as of Janaury 31, 2007	7,049	$48.47

     The total intrinsic value of options exercised during the first three months of fiscal 2007 was $1.3 million.
     The following table summarizes information with respect to stock options outstanding at January 31, 2007, based on Ciena’s closing stock price on January 26, 2007 of $28.78 per share (shares and intrinsic value in thousands):

			Options Outstanding at January 31, 2007				Vested Options at January 31, 2007
				Weighted				Weighted
				Average				Average
				Remaining	Weighted			Remaining	Weighted
Range of			Contractual	Average	Aggregate		Contractual	Average	Aggregate
Exercise			Life	Exercise	Intrinsic		Life	Exercise	Intrinsic
Price			Number	(Years)	Price	Value	Number	(Years)	Price	Value
$ 0.01	—	$16.52	905	7.94	$14.33	$13,086	362	7.16	$11.87	$6,119
$16.53	—	$17.43	837	8.27	17.19	9,701	310	8.02	17.09	3,626
$17.44	—	$22.96	841	7.52	21.72	5,935	794	7.41	21.76	5,579
$22.97	—	$31.36	911	8.26	27.51	1,381	485	6.93	27.49	822
$31.37	—	$31.71	1,026	5.91	31.70	—	1,002	5.83	31.71	—
$31.72	—	$46.97	708	6.23	40.82	—	647	5.95	41.35	—
$46.98	—	$83.13	774	5.18	60.45	—	774	5.18	60.45	—
$83.14	—	$1,046.50	1,047	3.99	155.33	—	1,047	3.99	155.33	—

$ 0.01	—	$1,046.50	7,049	6.61	$48.47	$30,103	5,421	5.94	$56.87	$16,146

     As of January 31, 2007, total unrecognized compensation expense related to unvested stock options was $14.6 million. This expense is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units
     A restricted stock unit is a right to receive a share of Ciena common stock when the unit vests. Ciena calculates the fair value of each restricted stock unit based on the fair value of the common stock and recognizes the expense ratably over the requisite period. The following table is a summary of Ciena’s restricted stock unit activity, based on Ciena’s closing stock price as January 26, 2007 of $28.78 per share (shares and fair value in thousands):

		Weighted Average
	Restricted Stock	Grant Date Fair	Aggregate Fair
	Units Outstanding	Value Per Share	Value
Balance as of October 31, 2006	162	$22.99	$3,829
Granted	1,149
Converted	(11)
Canceled or forfeited	(13)

Balance as of January 31, 2007	1,287	$27.28	$37,062

     The total fair value of restricted stock units converted during the first three months of fiscal 2007 was $0.5 million.
     As of January 31, 2007, total unrecognized compensation expense related to restricted stock units was $33.2 million. This expense is expected to be recognized over a weighted-average period of 2.2 years.
2003 Employee Stock Purchase Plan
     In March 2003, Ciena shareholders approved the ESPP, which has a ten-year term and originally authorized the issuance of 2.9 million shares. At the 2005 annual meeting, Ciena shareholders approved an amendment increasing the number of shares available to 3.6 million and adopting an “evergreen” provision that on December 31 of each year provides for an increase in the number of shares available by up to 0.6 million shares, provided that the total number of shares available shall not exceed 3.6 million. Pursuant to the evergreen provision, the maximum number of shares that may be added to the ESPP during the remainder of its ten-year term is 3.4 million
     Under the ESPP, eligible employees may enroll in an offer period during certain open enrollment periods. New offer periods begin March 16 and September 16 of each year. Prior to the offer period commencing September 15, 2006, (i) each offer period consisted of four, six-month purchase periods during which employee payroll deductions were accumulated and used to purchase shares of common stock; and (ii) the purchase price of the shares was 15% less than the fair market value on either the first day of an offer period or the last day of a purchase period, whichever was lower. In addition, if the fair market value on the purchase date was less than the fair market value on the first day of an offer period, then participants automatically commenced a new offer period.
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

	ESPP shares available	Intrinisic value at
	for issuance	exercise date
Balance as of October 31, 2006	2,976
Evergreen provision	571
Issued	—	—

Balance as of Janaury 31, 2007	3,547

     As of January 31, 2007, unrecognized compensation expense related to the ESPP was $0.3 million. This expense is expected to be recognized over a weighted-average period of 1.0 years.

Share-Based Compensation under SFAS 123(R) for the first quarter of fiscal 2006 and first quarter of fiscal 2007
     On November 1, 2005, Ciena adopted SFAS 123(R), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based payments awards made to Ciena’s employees and directors including stock options, restricted stock, restricted stock unit awards and stock purchased under Ciena’s ESPP.
     The following table summarizes share-based compensation expense under SFAS 123(R) for the first quarter of fiscal 2006 and the first quarter of fiscal 2007 which was allocated as follows (in thousands):

	Quarter Ended January 31,
	2006	2007
Product costs	$135	$221
Service costs	188	193

Share-based compensation expense included in cost of sales	323	414

Research and development	1,637	743
Sales and marketing	1,046	1,040
General and administrative	821	1,000

Share-based compensation expense included in operating expense	3,504	2,783

Stock-based compensation expense capitalized in inventory, net	356	92

Total share-based compensation	$4,183	$3,289

     As share-based compensation expense recognized in the condensed consolidated statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures were estimated based on Ciena’s historical experience.
Fair Value and Assumptions Used to Calculate Fair Value under SFAS 123(R)
     Assumptions for Option-Based Awards under SFAS 123(R)
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Quarter Ended January 31,
	2006	2007
Expected volatility	62.0%	55.8%
Risk-free interest rate	4.3% - 4.5%	4.6% - 5.0%
Expected life (years)	6.0 - 6.1	6.0 - 6.4
Expected dividend yield	0.0%	0.0%
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
     The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. Because Ciena considers its options to be “plain vanilla,” it calculated the expected term using the simplified method as prescribed in SAB 107. Under SAB 107, options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at-the-money”; exerciseability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non-transferable and non-hedgeable.

     The dividend yield assumption is based on Ciena’s history and expectation of dividend payouts.
     Assumptions for Restricted Stock Unit Awards under SFAS 123(R)
     The fair value of each restricted stock unit award is based on the fair value of the common stock on the date of grant. The weighted average fair value of each restricted stock unit granted under Ciena’s stock option plans for the first three months of fiscal 2006 and the first three months of fiscal 2007 was $18.29 and $27.88, respectively.
     Assumptions for Employee Stock Purchase Plan Awards under SFAS 123(R)
     The amendments to the ESPP for offer periods on or after September 15, 2006 described above were intended to enable the ESPP to be considered a non-compensatory plan under FAS 123(R) for future offering periods. Employees enrolled with offer periods that commenced prior to September 15, 2006, however, are permitted to complete the remaining purchase periods in their current offer period. For these continuing offer periods, the fair value is determined as of the grant date, using the graded vesting approach. Under the graded vesting approach, the 24-month ESPP offer period, which consists of four, six-month purchase periods, is treated for valuation purpose as four separate option tranches with individual lives of six, 12, 18 and 24 months, each commencing on the initial grant date. Each tranche is expensed straight-line over its individual life.
(15) COMPREHENSIVE INCOME (LOSS)
     The components of comprehensive income (loss) were as follows (in thousands):

	Quarter ended January 31,
	2006	2007
Net income (loss)	$(6,291)	$11,056
Change in unrealized loss on available-for-sale securities	1,240	(505)
Change in accumulated translation adjustments	(10)	(162)

Total comprehensive income (loss)	$(5,061)	$10,389

(16) ENTITY WIDE DISCLOSURES
     The following table reflects Ciena’s geographic distribution of revenue from customers, identifying the specific country where revenue attributable to that country during the applicable period is greater than 10% of total revenue. Except as otherwise identified below, revenue attributable to geographic regions outside of the United States is reflected as International revenue. For the periods below, Ciena’s geographic distribution of revenue was as follows (in thousands, except percentage data):

	Quarter Ended January 31,
	2006	%*	2007	%*
United States	$102,670	85.3	$119,603	72.4
United Kingdom	n/a	—	20,646	12.5
International	17,760	14.7	24,852	15.1

Total	$120,430	100.0	$165,101	100.0

*	Denotes % of total revenue
n/a    Denotes less than 10% for the period

     The following table reflects Ciena’s geographic distribution of equipment, furniture and fixtures, identifying the specific country where the assets attributable to that country are greater than 10% of total equipment, furniture and fixtures. Except as otherwise identified below, equipment, furniture and fixtures attributable to geographic regions outside of the United States are reflected as International. For the periods below, Ciena’s geographic distribution of equipment, furniture and fixtures was as follows (in thousands, except percentage data):

	October 31,		January 31,
	2006	%*	2007	%*
United States	$21,934	74.5	$24,204	73.7
India	n/a	—	3,499	10.6
International	7,493	25.5	5,164	15.7

Total	$29,427	100.0	$32,867	100.0

*	Denotes % of total equipment, furniture and fixtures
n/a    Denotes less than 10% for the period
     For the periods below, product portfolio distribution of revenue was as follows (in thousands, except percentage data):

	Quarter Ended January 31,
	2006	%*	2007	%*
Optical networking products	$73,404	61.1	$127,199	77.0
Broadband networking products	24,983	20.7	9,409	5.7
Data networking products	6,057	5.0	4,881	3.0
Network and services management software, and other	1,497	1.2	4,793	2.9
Global network services	14,489	12.0	18,819	11.4

Total	$120,430	100.0	$165,101	100.0

*	Denotes % of total revenue
     For the periods below, customers accounting for at least 10% of Ciena’s revenue were as follows (in thousands, except percentage data):

	Quarter Ended January 31,
	2006	%*	2007	%*
Company A	$13,990	11.6	n/a	—
Company B	23,494	19.5	18,846	11.4
Company C	n/a	—	30,992	18.8
Company D	n/a	—	31,956	19.3
Company E	17,073	14.2	n/a	—

Total	$54,557	45.3	$81,794	49.5

n/a	Denotes revenue recognized less than 10% of total revenue for the period

*	Denotes % of total revenue
(17) CONTINGENCIES
Foreign Tax Contingencies
     Ciena has received assessment notices totaling $6.6 million from the Mexican tax authorities asserting deficiencies in payments between 2001 and 2005 related primarily to income taxes and import taxes and duties. In October 2006, Ciena filed administrative petitions disputing these assessments. In February 2007, Ciena received notification that one of its petitions had been denied. Ciena intends to file a judicial petition appealing the assessment. As of January 31, 2007, Ciena had accrued liabilities of $0.8 million related to these contingencies, which are reported as a component of other current accrued liabilities. As of October 31, 2006, Ciena had accrued liabilities of $0.7 million related to these contingencies, which are reported as a component of other current accrued liabilities. As of January 31, 2007, Ciena estimates that it could be exposed to possible losses of up to $5.8 million, for which it has not accrued liabilities, related to this contingency. Ciena has not accrued these liabilities because it does not deem such losses probable. Ciena continues to evaluate the likelihood of probable and reasonably possible losses, if any, related to these assessments. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are probable and estimable.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Some of the statements contained, or incorporated by reference, in this quarterly report discuss future events or expectations, contain projections of results of operations or financial condition, changes in the markets for our products and services, or state other “forward-looking” information. Ciena’s “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. You should be aware that these statements only reflect our current predictions and beliefs. These statements are subject to known and unknown risks, uncertainties and other factors, and actual events or results may differ materially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed throughout this report, particularly under the heading “Risk Factors” in Item 1A of Part II of this report below. You should review these risk factors and the rest of this quarterly report in combination with the more detailed description of our business in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on January 10, 2007, for a more complete understanding of the risks associated with an investment in Ciena’s securities. Ciena undertakes no obligation to revise or update any forward-looking statements.
Overview
     Ciena Corporation is a supplier of communications networking equipment, software and services that support the delivery and transport of voice, video and data services. Our products are used in communications networks operated by telecommunications service providers, cable operators, governments and enterprises around the globe. We specialize in transitioning legacy communications networks to converged, next-generation architectures, capable of efficiently delivering a broader mix of high-bandwidth services. By improving network productivity, reducing costs and enabling integrated services offerings, our optical, data and broadband access platforms create business and operational value for our customers.
     The first quarter of fiscal 2007 represents our twelfth consecutive quarter of sequential revenue growth and our second consecutive profitable quarter. Our progress over the last three years is a result of improving conditions in the markets for our products and our continued investment in our business to better position ourselves to take advantage of these market improvements. Our strategy has included efforts to broaden our product portfolio and introduce products and product features designed to assist our customers to transition to next-generation network architectures. At the same time we have taken steps to realize cost efficiencies in our engineering and product manufacturing operations. These efforts have resulted in our steady growth in revenues, more stabilized operating expense and improved gross margin in recent periods.
     Revenue was $165.1 million for the first quarter of fiscal 2007, representing a 37.1% increase from $120.4 million in the first quarter of fiscal 2006 and a 3.2% sequential increase from $160.0 million in the fourth quarter of fiscal 2006. International revenue represented 27.6% of revenue in the first quarter of fiscal 2007, an increase from 14.7% in the first quarter of 2006 and a decrease from 31.7% in the fourth quarter of fiscal 2006. While we believe that current market conditions and customer demand will enable us to continue to increase our revenue during fiscal 2007, our results remain susceptible to fluctuation from quarter to quarter. We expect that a sizable portion of our revenue will come from larger network builds. These projects often involve equipment orders that come in large batches and contract terms that may result in recognizing significant amounts of revenue at one time. Together these factors can exacerbate quarterly fluctuations in revenue.
     The telecommunications industry has experienced a period of consolidation, including a number of companies that have been significant customers of ours during prior periods. In December 2006, AT&T completed its acquisition of BellSouth. As a result, AT&T is likely to represent a greater percentage of our revenue in fiscal 2007. For the first quarter of fiscal 2007, three customers accounted for greater than 10% of our revenue and 49.5% in the aggregate. Consolidation of some of our largest customers has presented both opportunities and challenges across our product lines. While we believe that these mergers have provided additional sales opportunities for our optical networking products, revenue from our broadband access products has been negatively affected by these mergers in recent quarters. We expect these mergers will result in further concentration of our revenue and, over the long term, may result in additional risks to our business, including increased pricing pressure and exposure to changes in network strategies or reductions in capital expenditures affecting network investments.
     Gross margin for the first quarter of fiscal 2007 was 44.6%, up from 41.9% in the first quarter of fiscal 2006 and down slightly from 45.5% in the fourth quarter of fiscal 2006. Although our gross margin has been relatively stable in recent quarters, it remains susceptible to fluctuation as a result of sales volume and customer and product mix in any quarter. Price competition and an increasingly competitive landscape may also contribute to pressure on gross margin in fiscal 2007 when compared with the levels achieved during the second and third quarters of fiscal 2006. Gross margin in the near term may also be affected by our introduction of new products, particularly if we encounter low initial sales volumes and high initial production costs.
     For the first quarter of fiscal 2007, Ciena had net income of $11.1 million, or $0.12 per diluted share. This compares with a net loss of $6.3 million, or $.08 per share for the first quarter of fiscal 2006, and a net income of $13.1 million, or $0.14 per diluted share for the fourth quarter of fiscal 2006.
     Operating expense for the first quarter of fiscal 2007 was $70.8 million, an increase from $65.6 million in the first quarter of fiscal 2006 and $68.9 million in the fourth quarter of fiscal 2006. Operating expense for the first quarter of fiscal 2006 included a gain of $6.0 million from the buy-out of the lease on our former Fremont, CA facility, and $2.6 million due to the recovery of a doubtful account. We expect quarterly operating expense to increase from the first quarter of fiscal 2007 during the remainder of fiscal 2007 as we fund the growth of our business through research and development initiatives, increased hiring and the expansion of our development operations in India.
     We used $11.3 million in cash for operations during the first quarter of fiscal 2007. This was primarily due to an increase in our accounts receivable balance. Our accounts receivable balance at the end of the first quarter of fiscal 2007 was $139.4 million, an increase of $32.3 million from the end of the fourth quarter of fiscal 2006.This increase was due to higher sales volume, shipments made late in the first quarter, contractual acceptance terms for turnkey deployments affecting the timing of invoicing and longer payment terms, primarily associated with our international revenue.
     At the end of the first quarter of fiscal 2007, $542.3 million in aggregate principal amount remained outstanding on our 3.75% convertible notes. This remaining principal balance becomes due and payable on February 1, 2008. See Note 11 to our financial statements for a discussion of our convertible notes and “Liquidity and Capital Resources” below for a discussion of our cash and cash equivalents, short-term investments and long-term investments at January 31, 2007.
     As of January 31, 2007, headcount was 1,588 up from 1,485 at October 31, 2006 and 1,442 at January 31, 2006.

Results of Operations
Three months ended January 31, 2006 compared to three months ended January 31, 2007
Revenue, cost of goods sold and gross profit
     Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees, direct technical support costs, cost of excess and obsolete inventory and overhead related to manufacturing, technical support and engineering, furnishing and installation (“EF&I”) operations.
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit from first quarter of fiscal 2006 to first quarter of fiscal 2007.

	Quarter Ended January 31,				Increase
	2006	%*	2007	%*	(decrease)	%**

Revenue:
Products	$105,941	88.0	$146,282	88.6	$40,341	38.1
Services	14,489	12.0	18,819	11.4	4,330	29.9

Total revenue	120,430	100.0	165,101	100.0	44,671	37.1

Costs:
Products	60,399	50.1	74,979	45.4	14,580	24.1
Services	9,576	8.0	16,494	10.0	6,918	72.2

Total cost of goods sold	69,975	58.1	91,473	55.4	21,498	30.7

Gross profit	$50,455	41.9	$73,628	44.6	$23,173	45.9

*	Denotes % of total revenue

**	Denotes % change from 2006 to 2007
     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit from the first quarter of fiscal 2006 to the first quarter of fiscal 2007.

	Quarter Ended January 31,				Increase
	2006	%*	2007	%*	(decrease)	%**
Product revenue	$105,941	100.0	$146,282	100.0	$40,341	38.1
Product cost of goods sold	60,399	57.0	74,979	51.3	14,580	24.1

Product gross profit	$45,542	43.0	$71,303	48.7	$25,761	56.6

*	Denotes % of product revenue

**	Denotes % change from 2006 to 2007
     The table below (in thousands, except percentage data) sets forth the changes in service revenue, service cost of goods sold and service gross profit from the first quarter of fiscal 2006 to the first quarter of fiscal 2007.

	Quarter Ended January 31,				Increase
	2006	%*	2007	%*	(decrease)	%**
Service revenue	$14,489	100.0	$18,819	100.0	$4,330	29.9
Service cost of goods sold	9,576	66.1	16,494	87.6	6,918	72.2

Service gross profit	$4,913	33.9	$2,325	12.4	$(2,588)	(52.7)

*	Denotes % of service revenue

**	Denotes % change from 2006 to 2007

     Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenues from the first quarter of fiscal 2006 to the first quarter of fiscal 2007.

	Quarter Ended January 31,				Increase
	2006	%*	2007	%*	(decrease)	%**
United States	$102,670	85.3	$119,603	72.4	$16,933	16.5
International	17,760	14.7	45,498	27.6	27,738	156.2

Total	$120,430	100.0	$165,101	100.0	$44,671	37.1

*	Denotes % of total revenue

**	Denotes % change from 2006 to 2007
     During the first quarter of fiscal 2006 to the first quarter of fiscal 2007, certain customers accounted for 10% or more of our revenues during the respective periods as follows (in thousands, except percentage data):

	Quarter Ended January 31,
	2006	%*	2007	%*
Company A	$13,990	11.6	n/a	—
Company B	23,494	19.5	18,846	11.4
Company C	n/a	—	30,992	18.8
Company D	n/a	—	31,956	19.3
Company E	17,073	14.2	n/a	—

Total	$54,557	45.3	$81,794	49.5

n/a	Denotes revenue recognized less than 10% of total revenue for the period

*	Denotes % of total revenue
Revenue
•	Product revenue increased from the first quarter of fiscal 2006 to the first quarter of fiscal 2007, primarily due to a $24.3 million increase in sales of our CoreDirector® Multiservice Switch, a $23.9 million increase in sales of our CN 4200™ FlexSelect™ Advanced Services Platform, a $13.2 million increase in revenue from core transport products and a $3.3 million increase in sales of our network and service management software. These increases were partially offset by decreases in revenue of $14.6 million associated with our CNX-5™ Broadband DSL System and $6.1 million in metro transport and switching products, exclusive of our CN 4200™ product.

•	Service revenue increased from the first quarter of fiscal 2006 to the first quarter of fiscal 2007, primarily due to a $3.5 million increase in deployment service sales.

•	United States revenue increased from the first quarter of fiscal 2006 to the first quarter of fiscal 2007, primarily due to a $24.2 million increase in sales of our CoreDirector® Multiservice Switch and an $8.2 million increase in revenue from core transport products, partially offset by a decrease of $14.6 million in revenue associated with our CNX-5™ Broadband DSL System.

•	International revenue increased from the first quarter of fiscal 2006 to the first quarter of fiscal 2007, primarily due to a $19.9 million increase in sales of our CN 4200™ FlexSelect™ Advanced Services Platform, a $5.0 million increase in revenue from core transport products and a $3.0 million increase in deployment service revenue.
Gross profit
•	Gross profit as a percentage of revenue increased from the first quarter of fiscal 2006 to the first quarter of fiscal 2007, primarily due to increased product gross margin, partially offset by a significant decrease in services gross margin during the quarter.

•	Gross profit on products as a percentage of product revenue increased from the first quarter of fiscal 2006 to the first quarter of fiscal 2007, largely due to increased product sales volume, sales of higher margin products and product cost improvements resulting from our efforts to employ a global approach to sourcing product components and manufacturing.

•	Gross profit on services as a percentage of services revenue decreased significantly from the first quarter of fiscal 2006 to the first quarter of fiscal 2007, primarily due to increases in deployment overhead costs and lower deployment services pricing for certain international network installations. A significant portion of our revenue growth in recent quarters and anticipated growth in the near term is expected to come from large network infrastructure projects. These projects typically involve significant levels of turnkey installation. In order to meet customer requirements and timing relating to these infrastructure builds, we are in the process of increasing our internal resources related to certain service deployment activities. As a result of this decision, we expect our fixed deployment overhead costs to increase, which may cause our services gross margin to be lower than the levels achieved in fiscal 2006.
Operating expenses
     The table below (in thousands, except percentage data) sets forth the changes in operating expenses from the first quarter of fiscal 2006 to the first quarter of fiscal 2007:

	Quarter Ended January 31,				Increase
	2006	%*	2007	%*	(decrease)	%**
Research and development	$29,462	24.5	$29,853	18.1	$391	1.3
Selling and marketing	26,572	22.1	24,875	15.1	(1,697)	(6.4)
General and administrative	9,896	8.2	10,301	6.2	405	4.1
Amortization of intangible assets	6,295	5.2	6,295	3.8	—	0.0
Restructuring costs	2,015	1.7	(466)	(0.3)	(2,481)	(123.1)
Long-lived asset impairment	(3)	(0.0)	—	0.0	3	(100.0)
Recovery of doubtful accounts, net	(2,604)	(2.2)	(10)	(0.0)	2,594	(99.6)
Gain on lease settlement	(6,020)	(5.0)	—	0.0	6,020	(100.0)

Total operating expenses	$65,613	54.5	$70,848	42.9	$5,235	8.0

*	Denotes % of total revenue

**	Denotes % change from 2006 to 2007
•	Research and development expense increased from the first quarter of fiscal 2006 to the first quarter of fiscal 2007, primarily due to increases of $1.3 million in prototype expense and $0.5 million in employee compensation expense, partially offset by decreases of $0.8 million in depreciation expense, $0.4 million in consulting expense and $0.2 million in facility and IT expense.

•	Selling and marketing expense decreased from the first quarter of fiscal 2006 to the first quarter of fiscal 2007, primarily due to reductions of $1.0 million in consulting expense, $0.6 million in depreciation costs, $0.4 million in demonstration equipment costs, and $0.1 million in travel expense, partially offset by increases of $0.1 million in tradeshow activities and $0.2 million in facility expense.

•	General and administrative expense increased from the first quarter of fiscal 2006 to the first quarter of fiscal 2007, primarily due to increases of $1.4 million in employee compensation expense and $0.2 million in travel expense, partially offset by decreases of $0.7 million in legal expense and $0.5 million in consulting expense.

•	Amortization of intangible assets costs was unchanged from the first quarter of fiscal 2006 to the first quarter of fiscal 2007.

•	Restructuring costs during the first quarter of fiscal 2007 relate to a charge of $0.1 million related to other costs, in accordance SFAS 146, associated with a previous workforce reduction, offset by a $0.5 million adjustment related to costs associated with previously restructured facilities. Restructuring costs for the first quarter of 2006 were related to a work force reduction of approximately 62 employees and the closure of a facility located in Kanata, Ontario.

•	Recovery of doubtful accounts, net for the first quarter of fiscal 2006 was related to the payment of an amount due from a customer from whom payment was previously deemed doubtful due to the customer’s financial condition.

•	Gain on lease settlement for the first quarter of fiscal 2006 was related to the termination of our obligations under the lease for our former Fremont, CA facility.
Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items from the first quarter of fiscal 2006 to the first quarter of fiscal 2007.

	Quarter Ended January 31,				Increase
	2006	%*	2007	%*	(decrease)	%**
Interest and other income, net	$9,262	7.7	$14,845	9.0	$5,583	60.3
Interest expense	$6,053	5.0	$6,148	3.7	$95	1.6
Loss on equity investments	$(733)	(0.6)	$—	—	$733	(100.0)
Gain on extinguishment of debt	$6,690	5.6	$—	—	$(6,690)	(100.0)
Provision for income taxes	$299	0.2	$421	0.3	$122	40.8

*	Denotes % of total revenue

**	Denotes % change from 2006 to 2007
•	Interest and other income, net increased from the first quarter of fiscal 2006 to the first quarter of fiscal 2007, due to higher interest rates and higher average cash and investments balances primarily due to the proceeds of our April 10, 2006 issuance of 0.25% Convertible Senior Notes due May 1, 2013.

•	Interest expense increased slightly from the first quarter of 2006 to the first quarter of 2007, primarily due to our April 10, 2006 issuance of 0.25% convertible notes, in aggregate principal amount of $300.0 million, partially offset by our repurchase of $106.5 million in aggregate principal amount of our outstanding 3.75% convertible notes in the first quarter of fiscal 2006.

•	Loss on equity investments, net in the first quarter of fiscal 2006 was due to a decline in the value of our investments in privately held technology companies that was determined to be other than temporary.

•	Gain on extinguishment of debt for the first quarter of fiscal 2006 resulted from our repurchase of $106.5 million in aggregate principal on our outstanding 3.75% convertible notes in open market transactions for $98.8 million. We recorded a gain on the extinguishment of debt in the amount of $6.7 million, which consists of the $7.7 million gain from the repurchase of the notes, less $1.0 million of associated debt issuance costs.

•	Provision for income taxes for the first quarter of fiscal 2006 and the first quarter of fiscal 2007 was primarily attributable to foreign tax related to Ciena’s foreign operations. We will continue to maintain a valuation allowance against all net deferred tax assets until sufficient evidence exists to support its reversal.
Liquidity and Capital Resources
     At January 31, 2007, our principal source of liquidity was cash and cash equivalents, short-term investments and long-term investments. The following table summarizes our cash and cash equivalents, short-term investments and long-term investments (in thousands):

	October 31,	Janaury 31,	Increase
	2006	2007	(decrease)
Cash and cash equivalents	$220,164	$374,079	$153,915
Short-term investments	628,393	496,628	(131,765)
Long-term investments	351,407	314,377	(37,030)

Total cash, cash equivalents, short-term and long-term investments	$1,199,964	$1,185,084	$(14,880)

     The decrease in total cash, cash equivalents and short-term and long-term investments during the first quarter of fiscal 2007 was primarily related to the increase in our accounts receivable balance, partially offset by our net income and the effect of non-cash items described in “Operating Activities” below. Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, long-term investments and cash generated from operations will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our existing operations through at least the next 12 months.
     The following sections review the significant activities that had an impact on our cash during the first three months of fiscal 2007.
Operating Activities
     The following tables set forth (in thousands) significant components of our $11.3 million of cash used in operating activities for the first three months of fiscal 2007.

Net income

Quarter Ended
January 31,
2007
Net income	$11,056

     Our net income for the first three months of fiscal 2007 included the significant non-cash items summarized in the following table (in thousands):

Amortization of intangibles	7,263
Share-based compensation costs	3,289
Depreciation and amortization of equipment, furniture and fixtures	3,150
Provision for inventory excess and obsolescence	4,763
Provision for warranty	4,791

Total significant non-cash charges	$23,256

     Accounts Receivable, Net
     Cash consumed by accounts receivable, net increased by $32.2 million from the end of fiscal 2006 to January 31, 2007. Our accounts receivable balance increased due to higher sales volume, shipments made late in the first quarter, contractual acceptance terms for turnkey deployments affecting the timing of invoicing and longer payment terms, primarily associated with our international revenue. The increase in our accounts receivable caused our days sales outstanding (“DSO”) to increase from 68 days for fiscal 2006 to 76 days for the first three months of fiscal 2007. We expect that our accounts receivable, net may fluctuate from quarter to quarter, but generally will increase during the remainder of fiscal 2007, as a result of our expected increase in sales volume and longer customer payment terms.
     The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts, balance from the end of fiscal 2006 through the first three months of fiscal 2007.

	October 31,	January 31,	Increase
	2006	2007	(decrease)
Accounts receivable, net	$107,172	$139,422	$32,250

      Inventory, Net
     Excluding the non-cash effect of a $4.8 million provision for excess and obsolescence, cash consumed by inventory for the first three months of fiscal 2007 was $2.2 million. Ciena’s inventory turns increased from 2.5 for fiscal 2006 to 2.9 for the first quarter of fiscal 2007. The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2006 through the first three months of fiscal 2007.

	October 31,	January 31,	Increase
	2006	2007	(decrease)
Raw materials	$29,627	$29,622	$(5)
Work-in-process	9,156	7,795	(1,361)
Finished goods	89,628	89,350	(278)

Gross inventory	128,411	126,767	(1,644)
Provision for inventory excess and obsolescence	(22,326)	(23,219)	(893)

Inventory, net	$106,085	$103,548	$(2,537)

     Restructuring and unfavorable lease commitments
     During the first three months of fiscal 2007, we paid $3.0 million on leases related to restructured facilities and $2.9 million on leases associated with unfavorable lease commitments. The following table reflects (in thousands) the balance of liabilities for our restructured facilities and unfavorable lease commitments and the change in these balances from the end of fiscal 2006 through the first three months of fiscal 2007.

	October 31,	January 31,	Increase
	2006	2007	(decrease)
Restructuring liabilities	$8,914	$7,621	$(1,293)
Unfavorable lease commitments	8,512	7,614	(898)
Long-term restructuring liabilities	26,720	24,579	(2,141)
Long-term unfavorable lease commitments	32,785	30,691	(2,094)

Total restructuring liabilites and unfavorable lease commitments	$76,931	$70,505	$(6,426)

     Interest Payable on Ciena’s Convertible Notes
     Interest on Ciena’s outstanding 3.75% convertible notes, due February 1, 2008, is payable on February 1 and August 1 of each year. Ciena did not make an interest payment on the 3.75% convertible notes during the first three months of fiscal 2007.
     Interest on Ciena’s outstanding 0.25% convertible senior notes, due May 1, 2013, is payable on May 1 and November 1 of each year, commencing on November 1, 2006. Ciena paid $0.4 million on the 0.25% convertible notes during the first three months of fiscal 2007.
     The following table reflects (in thousands) the balance of interest payable and the change in this balance from the end of fiscal 2006 through the first three months of fiscal 2007.

	October 31,	January 31,	Increase
	2006	2007	(decrease)
Accrued interest payable	$5,502	$10,355	$4,853
Financing Activities
     Cash provided by financing activities during the first three months of fiscal 2007 was related to the exercise of employee stock options for $2.8 million.
Contractual Obligations
     The following is a summary of our future minimum payments under contractual obligations as of January 31, 2007 (in thousands):

		Less than one	One to three	Three to five
	Total	year	years	years	Thereafter
Convertible notes (1)	$877,639	$21,085	$553,929	$1,500	$301,125
Operating leases	120,938	25,607	45,837	31,244	18,250
Purchase obligations (2)	126,565	126,565	—	—	—

Total	$1,125,142	$173,257	$599,766	$32,744	$319,375

(1)	The $542.3 million in outstanding principal balance on our 3.75% convertible notes becomes due and payable on February 1, 2008.

(2)	Purchase obligations relate to amounts we are obligated to pay to our contract manufacturers and component suppliers for inventory.
     Some of our commercial commitments, including some of the future minimum payments set forth above, are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of January 31, 2007 (in thousands):

		Less than one	One to three	Three to five
	Total	year	years	years	Thereafter
Standby letters of credit	$9,222	$9,122	$100	$—	$—

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
     Some of our communications networking equipment is integrated with software that is essential to the functionality of the equipment. We provide unspecified software upgrades and enhancements related to the equipment through our maintenance contracts for these products. Accordingly, we account for revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Customer purchase agreements and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. The amount of product and service revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of revenue recognition. Our total deferred revenue for products was $4.3 million and $3.4 million as of October 31, 2006 and January 31, 2007, respectively. Our service revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $36.4 million and $39.5 million as of October 31, 2006 and January 31, 2007, respectively.
Share-Based Compensation
     On November 1, 2005, Ciena adopted SFAS 123(R), “Shared-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options, restricted stock, restricted stock units and participation in Ciena’s employee stock purchase plan. Share-based compensation expense recognized in Ciena’s consolidated statement of operations includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of October 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to October 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).
     We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. This option pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. Because Ciena considers its options to be “plain vanilla” we calculate the expected term using the simplified method as prescribed in Staff Accounting Bulletin (SAB) 107. Under SAB 107, options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at-the-money”; exerciseability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non-transferable and non-hedgeable. The expected stock price volatility was determined using a combination of historical and implied volatility of Ciena’s common stock. The fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period. Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. See Note 14 for information regarding Ciena’s treatment of share based compensation.
Reserve for Inventory Obsolescence
     Ciena writes down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the first three months of fiscal 2007, we recorded a charge of $4.8 million primarily related to excess inventory due to a change in forecasted sales for certain products. In an effort to limit our exposure to delivery delays and to satisfy customer needs for shorter delivery terms, we have transitioned certain manufacturing operations from the build-to-order model we have used in recent years, to a build-to-forecast model across our product lines. This change in our inventory purchases exposes us to the risk that our customers will not order those products for which we have forecasted sales, or will purchase less than we have forecasted. If actual market conditions differ from those we have assumed, we may be required to take additional inventory write-downs or benefits.
Restructuring
     As part of its restructuring costs, Ciena provides for the estimated cost of the net lease expense for facilities that are no longer being used. The provision is equal to the fair value of the minimum future lease payments under our contracted lease obligations, offset by the fair value of the estimated sublease payments that we may receive. As of January 31, 2007, Ciena’s accrued restructuring liability related to net lease expense and other related charges was $32.2 million. The total minimum lease payments for these restructured facilities are $40.0 million. These lease payments will be made over the remaining lives of our leases, which range from four month to twelve years. If actual market conditions are different than those we have projected, we are required to recognize additional restructuring costs or benefits associated with these facilities. During fiscal 2006, we recognized net adjustments resulting in restructuring costs of $9.2 million, which included a $10.0 million adjustment during the third quarter of fiscal 2006 relating to our unused San Jose, CA facilities. Activity during fiscal 2007 is insignificant.
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
Goodwill
     At January 31, 2007, Ciena’s consolidated balance sheet included $232.0 million in goodwill. In accordance with SFAS 142, Ciena tests its goodwill for impairment on an annual basis, which Ciena has determined to be the last business day of fiscal September each year, and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. If actual market conditions differ or forecasts change at the time of our annual assessment in fiscal 2007 or in periods prior to our annual assessment, we may be required to record additional goodwill impairment charges.
Intangible Assets
     As of January 31, 2007, Ciena’s consolidated balance sheet included $84.0 million in other intangible assets, net. We account for the impairment or disposal of long-lived assets such as equipment, furniture, fixtures, and other intangible assets in accordance with the provisions of SFAS 144. In accordance with SFAS 144, Ciena tests each intangible asset for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. If actual market conditions differ or forecasts change, we may be required to record additional impairment charges in future periods.
Investments
     As of January 31, 2007 Ciena’s marketable debt investments had unrealized losses of $1.0 million. The gross unrealized losses, related to marketable debt investments, were primarily due to changes in interest rates. Ciena’s management has determined that the gross unrealized losses on its marketable debt investments at January 31, 2007 are temporary in nature because Ciena has the ability and intent to hold these investments until a recovery of fair value, which may be maturity.
     As of January 31, 2007, Ciena’s minority investments in privately held technology companies were $6.5 million. These investments are generally carried at cost because Ciena owns less than 20% of the voting equity and does not have the ability to exercise significant influence over any of these companies. These investments are inherently high risk as the market for technologies or products manufactured by these companies are usually early stage at the time of the investment by Ciena and such markets may never materialize or become significant. Ciena could lose its entire investment in some or all of these companies. Ciena monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. If market conditions, expected financial performance or the competitive position of the companies in which we invest deteriorate, Ciena may be required to record an additional charge in future periods.
Deferred Tax Valuation Allowance
     As of January 31, 2007, Ciena has recorded a valuation allowance of $1.2 billion against our net deferred tax assets of $1.2 billion. We calculated the valuation allowance in accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence such as operating results during the most recent three-year period is given more weight than forecasted results, due to our current lack of visibility and the degree of uncertainty that we will achieve the level of future profitability needed to record the deferred assets. Our cumulative loss in the most recent three-year period represents sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.
Warranty
     The liability for product warranties, included in other accrued liabilities, was $33.6 million as of January 31, 2007. Our products are generally covered by a warranty for periods ranging from one to five years. Ciena accrues for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period.
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
     Interest Rate Sensitivity. Ciena maintains a short-term and long-term investment portfolio. See Note 4 to the financial statements for information relating to fair value. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at January 31, 2007, the fair value of the portfolio would decline by approximately $60.2 million.
     Foreign Currency Exchange Risk. As a global concern, Ciena faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on Ciena’s financial results. Historically, Ciena’s primary exposures have been related to non-dollar denominated operating expenses in Europe and Asia where Ciena sells primarily in U.S. dollars. Ciena is prepared to hedge against fluctuations in foreign currency if this exposure becomes material. As of January 31, 2007, the assets and liabilities of Ciena related to non-dollar denominated currencies were not material. Therefore, we do not expect an increase or decrease of 10% in the foreign exchange rate would have a material impact on Ciena’s financial position.
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
We face intense competition that could hurt our sales and our ability to maintain profitability.
     The markets in which we compete for sales of networking equipment, software and services are extremely competitive, particularly the market for sales to telecommunications service providers. Competition in these markets is based on any one or a combination of the following factors: price, functionality, manufacturing capability, installation, services, existing business and customer relationships, scalability and the ability of products and services to meet the immediate and future network requirements of customers. A small number of very large companies have historically dominated the communications networking equipment industry. Many of our competitors have substantially greater financial, technical and marketing resources, greater manufacturing capacity and better established relationships with telecommunications carriers and other potential customers than we do. Recent consolidation activity among large networking equipment providers has the effect of causing our competitors to grow even larger and more powerful, and it may magnify their strategic advantages. On November 30, 2006, Alcatel completed its acquisition of Lucent. In June 2006, Nokia and Siemens agreed to combine their communications service provider businesses to create a new joint venture, and in January 2006, Ericsson completed its acquisition of certain key assets of Marconi Corporation plc’s telecommunications business. These mergers may adversely affect our competitive position. We also compete with low-cost producers that can influence pricing pressure and a number of smaller companies that provide significant competition for a specific product, customer segment or geographic market. These competitors often base their products on the latest available technologies. Due to the narrower focus of their efforts, these competitors may achieve commercial availability of their products more quickly and may be more attractive to customers.
     Increased competition in our markets has resulted in aggressive business tactics, including:
•	intense price competition, particularly from competitors in Asia;

•	early announcements of competing products and extensive marketing efforts;

•	“one-stop shopping” options;

•	competitors offering to repurchase our equipment from existing customers;

•	customer financing assistance;

•	marketing and advertising assistance;

•	competitors offering equity ownership positions to customers; and

•	intellectual property assertions and disputes.
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
     Other factors contribute to fluctuations in our revenue and operating results, including:
•	the level of demand for our products and the timing and size of customer orders, particularly from telecommunications service provider customers;

•	satisfaction of contractual customer acceptance criteria and related revenue recognition requirements;

•	delays, changes to or cancellation of orders from customers;

•	the availability of an adequate supply of components and sufficient manufacturing capacity;

•	the introduction of new products by us or our competitors;

•	the effects of consolidation of our customers, including our exposure to any changes in network strategy or reductions in capital expenditures for network infrastructure equipment;

•	readiness of customer sites for installation; and

•	changes in general economic conditions as well as those specific to our market segments.
     Many of these factors are beyond our control, particularly in the case of large carrier orders and multi-vendor or multi-technology network infrastructure builds where the achievement of certain performance thresholds for acceptance is subject to the readiness and performance of the customer or other providers and changes in customer requirements or installation plans. Any one or a combination of the factors above may cause our revenue and operating results to fluctuate from quarter to quarter. As a consequence, our revenue and operating results for a particular quarter may be difficult to predict and our prior results are not necessarily indicative of results likely in future periods.
Our gross margin may fluctuate from quarter to quarter and may be adversely affected by a number of factors, some of which are beyond our control.
     Our gross margin fluctuates from quarter to quarter and may be adversely affected by numerous factors, including:
•	increased price competition;

•	customer and product mix in any period;

•	sales volume during the period;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our products;

•	our ability to continue to reduce product manufacturing costs;

•	introduction of new products, with initial sales at relatively small volumes with resulting higher production costs;

•	the effect of our services gross margin, which may decrease due to higher fixed costs related to the expansion of our internal resources for certain service deployment activities; and

•	increased warranty or repair costs.
     The factors discussed above regarding fluctuations in revenue and operating results can also affect our gross margin. Fluctuations in gross margin may make it difficult to maintain profitability. As a consequence, our gross margin for a particular quarter may be difficult to predict and our prior results are not necessarily indicative of results likely in future periods.
A small number of telecommunication service provider customers accounted for a significant portion of our revenue in fiscal 2006. The loss of one or more of these customers, reductions in spending or changes affecting the market for telecommunications service providers generally, could negatively affect our business, financial condition and results of operations.
     During fiscal 2006, Sprint, Verizon and AT&T accounted for 40.2% of our revenue in the aggregate. Our concentration of revenue increased during fiscal 2006 largely due to the effect of mergers among some of our significant customers. The telecommunications industry has experienced substantial consolidation recently, including the merger of Verizon and MCI, and the combination of SBC, AT&T and BellSouth, all of which have been significant customers during prior periods. These mergers have the effect of further reducing the number of potential communications service provider customers seeking to purchase networking equipment from vendors and may reduce the number of large network infrastructure builds. These mergers will also result in increased concentration of customer purchasing power. If consolidation among telecommunications carriers continues to increase, we may be subject to additional concentration of revenue, pricing pressure and quarterly fluctuation in revenue. Moreover, these mergers may result in delays in, or the curtailment of network investments, or changes in network strategy that could adversely affect our sales. In addition, because a significant majority of our revenue remains concentrated among telecommunications service providers, our business could be exposed to risks associated with a market-wide change in business prospects, competitive pressures or other conditions affecting telecommunications carriers. The telecommunications industry has undergone significant changes in recent years and service providers have experienced increased competition. These pressures are likely to cause telecommunications service providers to seek to minimize the costs of the equipment that they buy and may cause static or reduced capital expenditures. The loss of one or more large customers, a significant reduction in spending by such customers, or a change negatively affecting the business prospects of the telecommunications industry, could have a material adverse affect on our business, financial condition and results of operations.
Network equipment sales to large communications service providers often involve lengthy sales cycles and protracted contract negotiations and may require us to assume terms or conditions that negatively affect our pricing, payment and timing of revenue recognition.
     In recent years we have sought to add large communication service providers as customers for our products, software and services. Our future success will depend on our ability to maintain and expand our sales to these existing customers and add new customers. Sales to large communications service providers typically involve lengthy sales cycles, protracted or difficult contract negotiations, and extensive product testing and network certification. We are sometimes required to assume terms or conditions that negatively affect pricing, payment and the timing of revenue recognition in order to consummate a sale. This may negatively affect the timing of revenue recognition, which would, in turn, negatively affect our revenue and results of operations. Communications service providers may ultimately insist upon terms and conditions that we deem too onerous or not in our best interest. Moreover, our customers are typically not contractually obligated to purchase a certain amount of products or services from us and often have the right to reduce, delay or even cancel previous orders. As a result, we may incur substantial expenses and devote time and resources to potential relationships that never materialize or result in lower than anticipated sales.
We may invest development resources in products or technologies for which market demand is lower than anticipated.
     The market for communications networking equipment is characterized by rapidly evolving technologies and changes in market demand. To succeed in this market, we must continue to invest in research and development to enhance our existing products and create new ones. There is often a lengthy period between commencing a development initiative and bringing the new or revised product to market, and during this time technology or the market may move in directions we did not anticipate. There is a significant probability, therefore, that at least some of our development decisions will not turn out as anticipated, and that our investment in a project will be unprofitable. Changes in the market may also cause us to discontinue previously planned investments in products, which can have a disruptive effect on relationships with customers that were anticipating the availability of a new product or feature. Product development investment decisions are difficult and there is no assurance that we will be successful. If we fail to make prudent research and development investments, our competitive position may suffer and the growth of our business and revenues could be harmed.
Product performance problems could damage our business reputation and negatively affect our results of operations.
     The development and production of new products, and enhancements to existing products, are complicated and often involve problems with software, components and manufacturing methods. Due to the complexity of these products, some of them can be fully tested only when deployed in communications networks or with other equipment. We have introduced new or upgraded products recently and expect to continue to enhance and extend our product portfolio. Product performance problems are often more acute for initial deployments of new products and product enhancements. Modifying our products to enable customers to integrate them into a new type of network architecture entails similar risks. If significant reliability, quality, or network monitoring problems develop as a result of our product development, manufacturing or integration, a number of negative effects on our business could result, including:
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
     Because we outsource manufacturing to contract manufacturers and use a direct order fulfillment model for certain of our products, we may be subject to product performance problems resulting from the acts or omissions of these third parties. These product performance problems could damage our business reputation and negatively affect our business and results of operations.
We may be required to write off significant amounts of inventory as a result of our inventory purchase practices and supplier transitions.
     In recent years, we have placed the majority of our orders to manufacture components or complete assemblies for many of our products only when we have firm orders from our customers. Because this practice can result in delays in the delivery of products to customers and place us at a competitive disadvantage, we now order equipment and components from our contract manufacturers and suppliers based on forecasts of customer demand across all of our products. We believe this change is necessary in response to increased customer insistence upon shortened delivery terms. This change in our inventory purchases exposes us to the risk that our customers will not order those products for which we have forecasted sales, or will purchase fewer than the number of products we have forecasted. Our purchase agreements generally do not require that a customer guarantee any minimum purchase level and customers often may modify, reduce or cancel purchase quantities. As a result we may purchase inventory based on forecasted sales and in anticipation of purchases that never come to fruition. In such cases, we may be required to write off inventory. In addition, we may be exposed to write offs due to significant inventory purchases deemed necessary in connection with the transition from one supplier to another, or resulting from a supplier’s decision to discontinue the manufacture of certain components necessary for our products. We may also be required to write off inventory as a result of the effect of environmental regulations such as the Restriction of the Use of Certain Hazardous Substances (RoHS), adopted by the European Union. As a result of previous component purchases that we based on forecasted sales, we currently hold inventory that includes non-compliant components. If we are unable to locate alternate demand for these non-compliant components outside of the European Union, we may be required to write off or write down this inventory. If we are required to write off, or write down inventory, it may result in an accounting charge that could materially affect our results of operations for the quarter in which such charge occurs.
Continued shortages in component supply or manufacturing capacity could increase our costs, adversely affect our results of operations and constrain our ability to grow our business.
     As we have expanded our product portfolio, increased our use of contract manufacturers and increased our product sales in recent years, manufacturing capacity and supply constraints related to components and subsystems have become increasingly significant issues for us. We have encountered and continue to experience component shortages that have affected our operations and ability to deliver products to customers in a timely manner. Growth in customer demand for the communications networking products supplied by us, our competitors and other third parties, has resulted in supply constraints among providers of some components used in our products. In addition, environmental regulations, such as RoHS adopted by the European Union, have resulted in increased demand for compliant components from suppliers. As a result, we may experience delays or difficulty obtaining compliant components from suppliers. Component shortages and manufacturing capacity constraints may also arise, or be exacerbated by difficulties with our suppliers or contract manufacturers, or our failure to adequately forecast our component or manufacturing needs. If shortages or delays persist or worsen, the price of required components may increase, or the components may not be available at all. If we are unable to secure the components or subsystems that we require at reasonable prices, or are unable to secure manufacturing capacity adequate to meet our needs, we may experience delivery delays and may be unable to satisfy our contractual obligations to customers. These delays may cause us to incur liquidated damages to customers and negatively affect our revenue and gross margin. Shortages in component supply or manufacturing capacity could also limit our opportunities to pursue additional growth or revenue opportunities and could harm our business reputation and customer relationships.
We may not be successful in selling our products into new markets and developing and managing new sales channels.
     We continue to take steps to sell our expanded product portfolio into new geographic markets and to a broader customer base, including enterprises, cable operators, wireless operators and federal, state and local governments. We have less experience in these markets and believe, in order to succeed in these markets, we must develop and manage new sales channels and distribution arrangements. We expect these relationships to be an increasingly important part of the growth of our business and our efforts to increase revenue. Because we have only limited experience in developing and managing such channels, we may not be successful in reaching additional customer segments, expanding into new geographic regions, or reducing the financial risks of entering new markets and pursuing new customer segments. We may expend time, money and other resources on channel relationships that are ultimately unsuccessful. In addition, sales to federal, state and local governments require compliance with complex procurement regulations with which we have little experience. We may be unable to increase our sales to government contractors if we determine that we cannot comply with applicable regulations. Our failure to comply with regulations for existing contracts could result in civil, criminal or administrative proceedings involving fines and suspension or debarment from federal government contracts. Failure to manage additional sales channels effectively would limit our ability to succeed in these new markets and could adversely affect our ability to grow our customer base and revenue.
We may experience delays in the development and enhancement of our products that may negatively affect our competitive position and business.
     Because our products are based on complex technology, we can experience unanticipated delays in developing, improving, manufacturing or deploying them. Each step in the development life cycle of our products presents serious risks of failure, rework or delay, any one of which could decrease the timing and cost-effective development of such product and could affect customer acceptance of the product. Unexpected intellectual property disputes, failure of critical design elements, and a host of other execution risks may delay or even prevent the introduction of these products. Our development efforts may also be affected, particularly in the near term, by our decision to restructure development functions around technology sets rather than product lines or location-specific development and the expansion of research and development activity at our facility in India. Modification of research and development strategies and changes in allocation of resources could be disruptive to our development efforts. If we do not develop and successfully introduce products in a timely manner, our competitive position may suffer and our business, financial condition and results of operations would be harmed.
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
We depend on sole and limited source suppliers for our product components and the loss of a source or lack of availability of key components could increase our costs and harm our customer relationships.
     We depend on a limited number of suppliers for our product components and subsystems, as well as for equipment used to manufacture and test our products. Our products include several components for which reliable, high-volume suppliers are particularly limited. Some key optical and electronic components we use in our products are currently available only from sole or limited sources. As a result of this concentration in our supply chain, particularly for optical components, our business and operations would be negatively affected if our suppliers were to experience any significant disruption affecting the price, quality, availability or timely delivery of components. Concentration in our supply chain can exacerbate our exposure to risks associated with vendors’ discontinuing the manufacture of certain components for our products. The loss of a source, or lack of availability, of key components could require us to redesign products that use those components, which would increase our costs and negatively affect our product gross margin. The partial or complete loss of a sole or limited source supplier could result in lost revenue, added costs and deployment delays that could harm our business and customer relationships.
Our failure to manage our relationships with service delivery partners effectively could adversely impact our financial results and relationship with customers.
     We rely on a number of service delivery partners, both domestic and international, to complement our global service and support resources. We rely upon third party service delivery partners for the installation of our equipment in larger network builds, which often include more onerous installation, testing and acceptance terms. In order to ensure that we timely install our products and satisfy obligations to our customers, we must identify, train and certify additional appropriate partners. The certification of these partners can be costly and time-consuming, and these partners service products for other companies, including our competitors. We may not be able to effectively manage our relationships with our partners and we cannot be certain that they will be able to deliver our services in the manner or time required. If our service partners are unsuccessful in delivering services:
•	we may suffer delays in recognizing revenue in cases where revenue recognition is dependent upon product installation, testing and acceptance;

•	our services revenue and gross margin may be adversely affected; and

•	our relationship with customers could suffer.
     Difficulties with our service delivery partners could cause us to continue to transition a larger share of deployment and other services from third parties to internal resources, thereby increasing our related fixed costs and negatively affecting our services gross margin and results of operations.
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
     In the course of our sales to customers, we may have difficulty collecting receivables and could be exposed to risks associated with uncollectible accounts. We may be exposed to similar risks relating to third party resellers and other sales channel partners. While we monitor these situations carefully and attempt to take appropriate measures to protect ourselves, it is possible that we may have to write down or write off doubtful accounts. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and, if large, could have a material adverse effect on our operating results and financial condition.
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
     As of January 31, 2007, we had $232.0 million of goodwill on our balance sheet. This amount primarily represents the remaining excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At January 31, 2007, we had $84.0 million of other intangible assets on our balance sheet. The amount primarily reflects purchased technology from our acquisitions. At January 31, 2007, goodwill and other intangible assets represented approximately 17.0% of our total assets. During the fourth quarter of 2005, we incurred a goodwill impairment charge of approximately $176.6 million and an impairment of other intangibles of $45.7 million. If we are required to record additional impairment charges related to goodwill and other intangible assets, such charges would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our earnings per share or net loss per share could be materially adversely affected in such period.
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
     At January 31, 2007, indebtedness on our outstanding convertible notes totaled $842.3 million in aggregate principal, of which $542.3 million in aggregate principal amount on our 3.75% convertible notes becomes due and payable on February 1, 2008. Our indebtedness and repayment obligations could have important negative consequences, including:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.

Item 6. Exhibits

Exhibit	Description
10.1	Amended and Restated Change in Control Severance Agreement between Ciena Corporation and Gary B. Smith*

10.2	Form of Amended and Restated Change in Control Severance Agreement between Ciena Corporation and other Executive Officers*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIENA CORPORATION
Date: March 2, 2007	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date: March 2, 2007	By:	/s/ Joseph R. Chinnici
Joseph R. Chinnici
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)