Form 10-Q
period 2007-04-30
CIENA CORP
filed 2007-06-01
CIK 936395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class common stock, $.01 par value	Outstanding at May 25, 2007 85,388,769

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended April 30,		Six Months Ended April 30,
	2006	2007	2006	2007
Revenues:
Products	$117,208	$173,212	$223,149	$319,494
Services	13,967	20,315	28,456	39,134

Total revenue	131,175	193,527	251,605	358,628

Costs:
Products	58,957	91,319	119,356	166,298
Services	9,312	20,378	18,888	36,872

Total cost of goods sold	68,269	111,697	138,244	203,170

Gross profit	62,906	81,830	113,361	155,458

Operating expenses:
Research and development	28,856	31,642	58,318	61,495
Selling and marketing	26,657	30,182	53,229	55,057
General and administrative	11,246	11,707	21,142	22,008
Amortization of intangible assets	6,295	6,295	12,590	12,590
Restructuring costs (recoveries)	3,014	(734)	5,029	(1,200)
Long-lived asset impairments	(3)	—	(6)	—
Recovery of doubtful accounts, net	(247)	—	(2,851)	(10)
Gain on lease settlement	(5,628)	—	(11,648)	—

Total operating expenses	70,190	79,092	135,803	149,940

Income (loss) from operations	(7,284)	2,738	(22,442)	5,518
Interest and other income, net	11,197	16,897	20,459	31,742
Interest expense	(5,815)	(6,148)	(11,868)	(12,296)
Loss on equity investments, net	—	—	(733)	—
Gain on extinguishment of debt	362	—	7,052	—

Income (loss) before income taxes	(1,540)	13,487	(7,532)	24,964
Provision for income taxes	370	477	669	898

Net income (loss)	$(1,910)	$13,010	$(8,201)	$24,066

Basic net income (loss) per common share	$(0.02)	$0.15	$(0.10)	$0.28

Diluted net income (loss) per potential common share	$(0.02)	$0.14	$(0.10)	$0.26

Weighted average basic common shares outstanding	83,518	85,198	83,251	85,076

Weighted average dilutive potential common shares outstanding	83,518	93,737	83,251	93,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31,	April 30,
	2006	2007
ASSETS

Current assets:
Cash and cash equivalents	$220,164	$470,306
Short-term investments	628,393	646,653
Accounts receivable, net	107,172	145,495
Inventories, net	106,085	118,790
Prepaid expenses and other	36,372	43,930

Total current assets	1,098,186	1,425,174
Long-term investments	351,407	105,556
Equipment, furniture and fixtures, net	29,427	37,567
Goodwill	232,015	232,015
Other intangible assets, net	91,274	76,749
Other long-term assets	37,404	45,995

Total assets	$1,839,713	$1,923,056

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$39,277	$69,942
Accrued liabilities	79,282	84,476
Restructuring liabilities	8,914	7,065
Unfavorable lease commitments	8,512	7,653
Income taxes payable	5,981	6,479
Deferred revenue	19,637	36,097
Convertible notes payable	—	542,262

Total current liabilities	161,603	753,974
Long-term deferred revenue	21,039	24,071
Long-term restructuring liabilities	26,720	22,694
Long-term unfavorable lease commitments	32,785	28,596
Other long-term obligations	1,678	1,594
Long-term convertible notes payable	842,262	300,000

Total liabilities	1,086,087	1,130,929

Commitments and contingencies
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—
Common stock – par value $0.01; 140,000,000 shares authorized; 84,891,656 and 85,342,240 shares issued and outstanding	849	853
Additional paid-in capital	5,505,853	5,520,902
Unrealized gains on investments, net	(496)	(232)
Translation adjustment	(580)	(1,462)
Accumulated deficit	(4,752,000)	(4,727,934)

Total stockholders’ equity	753,626	792,127

Total liabilities and stockholders’ equity	$1,839,713	$1,923,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended April 30,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$(8,201)	$24,066
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Early extinguishment of debt	(7,052)	—
Amortization of premium (discount) on marketable securities	1,955	(3,052)
Non-cash loss from equity investments	733	—
Depreciation and amortization of leasehold improvements	9,691	6,298
Stock compensation	8,118	8,937
Amortization of intangibles	14,525	14,525
Provision for inventory excess and obsolescence	4,376	6,385
Provision for warranty and other contractual obligations	6,815	7,111
Other	1,280	872
Changes in assets and liabilities:
Accounts receivable	(3,813)	(38,323)
Inventories	(34,119)	(19,090)
Prepaid expenses and other	5,264	(12,173)
Accounts payable, accrued liabilities and other obligations	(60,318)	17,741
Income taxes payable	(133)	498
Deferred revenue	15,312	19,492

Net cash provided by (used in) operating activities	(45,567)	33,287

Cash flows from investing activities:
Additions to equipment, furniture, fixtures and intellectual property	(8,531)	(14,438)
Restricted cash	1,837	(5,549)
Purchases of available for sale securities	(130,837)	(213,219)
Maturities of available for sale securities	299,657	444,126
Minority equity investments, net	—	(181)

Net cash provided by investing activities	162,126	210,739

Cash flows from financing activities:
Proceeds from issuance of 0.25% convertible senior notes	300,000	—
Repurchase of 3.75% convertible notes	(98,410)	—
Debt issuance costs	(7,652)	—
Purchase of call spread option	(28,457)	—
Proceeds from exercise of stock options	16,171	6,116

Net cash provided by financing activities	181,652	6,116

Net increase in cash and cash equivalents	298,211	250,142
Cash and cash equivalents at beginning of period	358,012	220,164

Cash and cash equivalents at end of period	$656,223	$470,306

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
Investments
     Ciena’s short-term and long-term investments represent investments in marketable debt securities that are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. Realized gains or losses and declines in value determined to be other than temporary, if any, on available-for-sale securities, are reported in other income or expense as incurred.
     Ciena also has certain other minority equity investments in privately held technology companies that are classified as other long-term assets. These investments are carried at cost because Ciena owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. These investments are inherently high risk as the markets for technologies or products manufactured by these companies are usually early stage at the time of the investment by Ciena and such markets may never be significant. Ciena could lose its entire investment in some or all of these companies. Ciena monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.
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

Goodwill and Other Intangible Assets
     Ciena has recorded goodwill and purchased intangible assets as a result of several acquisitions. Ciena accounts for goodwill in accordance with SFAS 142 “Goodwill and Other Intangible Assets,” which requires Ciena to test each reporting unit’s goodwill for impairment on an annual basis, which Ciena has determined to be the last business day of fiscal September each year. Ciena operates its business and tests its goodwill for impairment as a single reporting unit. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value.
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

Revenue Related Accruals
     Ciena provides for the estimated costs to fulfill customer warranty and other contractual obligations upon the recognition of the related revenue. The warranty liability is determined based upon actual warranty cost experience, estimates of component failure rates and management’s industry experience. Ciena’s sales contracts do not permit the right of return of product by the customer after the product has been accepted.
Accounts Receivable Trade, Net
     Ciena’s allowance for doubtful accounts receivable is based on its assessment, on a specific identification basis, of the collectibility of customer accounts. Ciena performs ongoing credit evaluations of its customers and generally has not required collateral or other forms of security from its customers. In determining the appropriate balance for Ciena’s allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectibility. In doing so, management considers creditworthiness, payment history, account activity and communication with such customer. If a customer’s financial condition changes, Ciena may be required to take a charge for an allowance for doubtful accounts receivable.
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
(3) RESTRUCTURING COSTS
     Ciena has previously taken actions to align its workforce, facilities and operating costs with business opportunities. Ciena historically has committed to a restructuring plan and has incurred the associated liability concurrently in accordance with the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The following table displays the activity and balances of the restructuring reserve account for the six months ending April 30, 2007 (in thousands):

			Consolidation
	Workforce		of excess
	reduction		facilities		Total
Balance at October 31, 2006	$—		$35,634		$35,634
Additional liability recorded	72	(a)	—		72
Adjustment to previous estimates	—		(1,272	) (b)	(1,272)
Cash payments	(72)		(4,603)		(4,675)

Balance at April 30, 2007	$—		$29,759		$29,759

Current restructuring liabilities	$—		$7,065		$7,065

Non-current restructuring liabilities	$—		$22,694		$22,694

(a)	During the first quarter of fiscal 2007, Ciena recorded a charge of $0.1 million related to other costs associated with a previous workforce reduction.

(b)	During the first quarter of fiscal 2007, Ciena recorded an adjustment of $0.5 million related to costs associated with previously restructured facilities. During the second quarter of fiscal 2007, Ciena recorded an adjustment of $0.8 million related to its return to use of a facility that had been previously restructured.

     The following table displays the activity and balances of the restructuring reserve account for the six months ending April 30, 2006 (in thousands):

			Consolidation
	Workforce		of excess
	reduction		facilities		Total
Balance at October 31, 2005	$270		$69,507		$69,777
Additional reserve recorded	3,974	(a)	1,413	(a)	5,387
Adjustments to previous estimates	—		(358	) (b)	(358)
Lease settlement	—		(11,648	) (c)	(11,648)
Cash payments	(2,624)		(29,648)		(32,272)

Balance at April 30, 2006	$1,620		$29,266		$30,886

Current restructuring liabilities	$1,620		$7,598		$9,218

Non-current restructuring liabilities	$—		$21,668		$21,668

(a)	During the first quarter of fiscal 2006, Ciena recorded a charge of $0.7 million related to the closure of one of its facilities located in Kanata, Ontario and a charge of $1.5 million related to a workforce reduction of 62 employees. During the second quarter of fiscal 2006, Ciena recorded a charge of $0.7 million related to the closure of its Shrewsbury, NJ facility and a charge of $2.5 million related to a workforce reduction of 86 employees.

(b)	During the first quarter of fiscal 2006, Ciena recorded an adjustment of $0.2 million related to costs associated with previously restructured facilities. During the second quarter of fiscal 2006, Ciena recorded an adjustment of $0.2 million related to costs associated with previously restructured facilities.

(c)	During the first quarter of fiscal 2006, Ciena recorded a gain of $6.0 million related to the buy-out of the lease of its former Fremont, CA facility, which Ciena had previously restructured. During the second quarter of fiscal 2006, Ciena recorded a gain of $5.6 million related to the buy-out of the lease of its former Cupertino, CA facility, which Ciena had previously restructured.
(4) MARKETABLE DEBT SECURITIES
     Short-term and long-term investments, exclusive of restricted cash, are comprised of the following (in thousands):

	April 30, 2007
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Corporate bonds	$391,105	$209	$213	$391,101
Asset backed obligations	182,913	64	235	182,742
Commercial paper	100,316	—	—	100,316
US government obligations	53,077	32	59	53,050
Certificate of deposit	25,000	—	—	25,000

	$752,411	$305	$507	$752,209

Short-term investments	646,934	205	486	646,653
Long-term investments	105,477	100	21	105,556

	$752,411	$305	$507	$752,209

	October 31, 2006
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Corporate bonds	$468,152	$437	$525	$468,064
Asset backed obligations	195,728	142	305	195,565
Commercial paper	152,768	—	—	152,768
US government obligations	163,643	84	324	163,403

	$980,291	$663	$1,154	$979,800

Short-term investments	629,269	66	942	628,393
Long-term investments	351,022	597	212	351,407

	$980,291	$663	$1,154	$979,800

     The gross unrealized losses, related to marketable debt investments, were primarily due to changes in interest rates. Ciena’s management has determined that the gross unrealized losses on its marketable debt investments at April 30, 2007 and October 31, 2006 are temporary in nature because Ciena has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. The following table displays gross unrealized losses at April 30, 2007 and October 31, 2006 (in thousands):

	April 30, 2007
	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Corporate bonds	$89	$204,988	$124	$47,233	$213	$252,221
Asset backed obligations	136	93,963	99	39,441	235	133,404
US government obligations	5	7,773	54	23,960	59	31,733

	$230	$306,724	$277	$110,634	$507	$417,358

	October 31, 2006
	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Corporate bonds	$400	$196,947	$125	$26,687	$525	$223,634
Asset backed obligations	153	92,869	152	34,828	305	127,697
US government obligations	112	38,692	212	40,839	324	79,531

	$665	$328,508	$489	$102,354	$1,154	$430,862

     The following table summarizes maturities of investments at April 30, 2007 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$646,934	$646,653
Due in 1-2 years	105,477	105,556

	$752,411	$752,209

(5) ACCOUNTS RECEIVABLE
     As of April 30, 2007, trade accounts receivable, net of allowance for doubtful accounts receivable, included four customers that accounted for 20.9%, 19.7%, 15.5% and 11.4% of net trade accounts receivable, respectively. As of October 31, 2006, the trade accounts receivable, net of allowance for doubtful accounts receivable, included two customers that accounted for 25.4% and 21.8% of the net trade accounts receivable, respectively.
     Ciena’s allowance for doubtful accounts receivable as of October 31, 2006 and April 30, 2007 was $0.1 million.
(6) INVENTORIES
     Inventories are comprised of the following (in thousands):

	October 31,	April 30,
	2006	2007
Raw materials	$29,627	$34,234
Work-in-process	9,156	7,562
Finished goods	89,628	100,827

	128,411	142,623
Provision for inventory excess and obsolescence	(22,326)	(23,833)

	$106,085	$118,790

     Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand and market conditions. During the first six months of fiscal 2007, Ciena recorded a provision for inventory of $6.4 million, primarily related to excess inventory due to a change in forecasted sales for certain products. The following is a summary of the change in the allowance for excess inventory and obsolete inventory during the first six months of fiscal 2007 (in thousands):

Inventory Allowance
Balance as of October 31, 2006	$22,326
Provision for excess inventory, net	6,385
Actual inventory scrapped	(4,878)

Balance as of April 30, 2007	$23,833

     During the first six months of fiscal 2006, Ciena recorded a provision for inventory reserves of $4.4 million, primarily related to excess inventory due to a change in forecasted sales for certain products. The following is a summary of the change in the allowance for excess inventory and obsolete inventory during the first six months of fiscal 2006 (in thousands):

Inventory Allowance
Balance as of October 31, 2005	$22,595
Provision for excess inventory, net	4,376
Actual inventory scrapped	(7,155)

Balance as of April 30, 2006	$19,816

(7) PREPAID EXPENSES AND OTHER
     Prepaid expenses and other are comprised of the following (in thousands):

	October 31,	April 30,
	2006	2007
Interest receivable	$8,547	$7,102
Prepaid VAT and other taxes	9,467	13,964
Prepaid expenses	8,445	18,225
Restricted cash	6,990	3,119
Other non-trade receivables	2,923	1,520

	$36,372	$43,930

(8) EQUIPMENT, FURNITURE AND FIXTURES
     Equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,	April 30,
	2006	2007
Equipment, furniture and fixtures	$253,953	$265,397
Leasehold improvements	36,203	36,614

	290,156	302,011
Accumulated depreciation and amortization	(260,729)	(264,444)

	$29,427	$37,567

(9) OTHER INTANGIBLE ASSETS
     Other intangible assets are comprised of the following (in thousands):

	October 31,			April 30,
	2006			2007
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangible	Amortization	Intangible	Intangible	Amortization	Intangible
Developed technology	$139,983	$(87,577)	$52,406	$139,983	$(96,115)	$43,868

Patents and licenses	47,370	(25,463)	21,907	47,370	(28,585)	18,785
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	45,981	(29,020)	16,961	45,981	(31,885)	14,096

	$233,334		$91,274	$233,334		$76,749

     The aggregate amortization expense of other intangible assets was $14.5 million for the first six months of fiscal 2006 and 2007. The following table represents the expected future amortization of other intangible assets as follows (in thousands):

2007 (remaining six months)	$14,525
2008	27,840
2009	19,254
2010	14,500
2011	630

$76,749

(10) OTHER BALANCE SHEET DETAILS
     Other long-term assets (in thousands):

	October 31,	April 30,
	2006	2007
Maintenance spares inventory, net	$14,724	$16,904
Deferred debt issuance costs	10,306	6,767
Investments in privately held companies	6,489	6,671
Restricted cash	3,227	12,647
Other	2,658	3,006

	$37,404	$45,995

     Deferred debt issuance costs are amortized using the straight line method which approximates the effect of the effective interest rate method on the maturity of the related debt. Amortization of debt issuance cost, which is included in interest expense, was $1.3 million and $1.8 million during the first six months of fiscal 2006 and fiscal 2007, respectively. This increase reflects Ciena’s April 10, 2006 issuance of 0.25% Convertible Senior Notes due May 1, 2013.
     Accrued liabilities (in thousands):

	October 31,	April 30,
	2006	2007
Warranty	$31,751	$33,468
Accrued compensation, payroll related tax and benefits	24,102	23,861
Accrued interest payable	5,502	5,459
Other	17,927	21,688

	$79,282	$84,476

     During the first six months of fiscal 2007, we recorded out of period adjustments related to a $0.7 million adjustment to the provision for warranty and a $0.3 million adjustment to a service expense accrual. These adjustments were not material to the financial statements for the first six months of fiscal 2007 or Ciena’s fiscal year ended October 31, 2006. The following table summarizes the activity in Ciena’s accrued warranty for the first six months of fiscal 2006 and 2007 (in thousands):

Six Months Ended	Beginning			Balance at
April 30,	Balance	Provisions	Settlements	end of period
2006	$27,044	6,815	(5,391)	$28,468
2007	$31,751	7,111	(5,394)	$33,468
     Deferred revenue (in thousands):

	October 31,	April 30,
	2006	2007
Products	$4,276	$18,243
Services	36,400	41,925

	40,676	60,168
Less current portion	(19,637)	(36,097)

Long-term deferred revenue	$21,039	$24,071

(11) CONVERTIBLE NOTES PAYABLE
Ciena 3.75% Convertible Notes, due February 1, 2008
     On February 9, 2001, Ciena completed a public offering of 3.75% Convertible Notes, due February 1, 2008, in an aggregate principal amount of $690.0 million. Interest is payable on February 1 and August 1 of each year. The notes may be converted into shares of Ciena’s common stock at any time before their maturity or their prior redemption or repurchase by Ciena. The conversion rate is 1.3687 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. Prior to maturity, Ciena has the option to redeem all or a portion of the notes that have not been previously converted at 100.536% of the principal amount. The $542.3 million in aggregate principal amount remaining outstanding on the 3.75% convertible notes is classified as a current liability on Ciena’s April 30, 2007 balance sheet.
     At April 27, 2007, the fair value of the outstanding $542.3 million in aggregate principal amount of 3.75% convertible notes was $531.4 million, based on the quoted market price for the notes.
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
     At April 27, 2007, the fair value of the outstanding $300.0 million in aggregate principal amount of 0.25% convertible senior notes outstanding was $281.3 million, based on the quoted market price for the notes.

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
Numerator

	Quarter Ended April 30,		Six Months Ended April 30,
	2006	2007	2006	2007
Net income (loss)	$(1,910)	$13,010	$(8,201)	$24,066
Add: Interest expense associated with 0.25% convertible senior notes	—	188	—	376

Net income (loss) used to calculate Diluted EPS	$(1,910)	$13,198	$(8,201)	$24,442

Denominator

	Quarter Ended April 30,		Six Months Ended April 30,
	2006	2007	2006	2007
Basic weighted average shares outstanding	83,518	85,198	83,251	85,076

Add: Shares underlying outstanding stock options, employees stock purchase plan options, warrants and restricted stock units	—	949	—	825
Add: Shares underlying 0.25% convertible senior notes	—	7,590	—	7,590

Dilutive weighted average shares outstanding	83,518	93,737	83,251	93,491

EPS

	Quarter Ended April 30,		Six Months Ended April 30,
	2006	2007	2006	2007
Basic EPS	$(0.02)	$0.15	$(0.10)	$0.28

Diluted EPS	$(0.02)	$0.14	$(0.10)	$0.26

Explanation of Shares Excluded due to Anti-Dilutive Effect
     For the quarter and six months ended April 30, 2006, approximately 7.7 million and 7.5 million shares, respectively, representing the weighted average number of shares underlying outstanding stock options, restricted stock units, warrants and convertible notes, are considered anti-dilutive because Ciena incurred net losses during these periods.
     For each of the quarter and six months ended April 30, 2007, approximately 4.3 million shares, representing the weighted average number of shares underlying outstanding stock options, employee stock purchase plan options, restricted stock units, and warrants are considered anti-dilutive because the exercise price of these equity awards is greater than the average per share closing price on the NASDAQ Stock Market during this period. In addition, for each of the quarter and six months ended April 30, 2007, approximately 0.7 million shares, representing the weighted average number of shares issuable upon conversion of Ciena’s 3.75% convertible notes, are considered anti-dilutive pursuant to SFAS 128 because the related interest expense on a per common share “if converted” basis exceeds Basic EPS for the periods.

     The following table (in thousands except per share amounts) summarizes the shares excluded from the calculation of the denominator for Basic and Diluted EPS due to their anti-dilutive effect:
Shares excluded from EPS Denominator due to anti-dilutive effect

	Quarter Ended April 30,		Six Months Ended April 30,
	2006	2007	2006	2007
Shares underlying outstanding stock options, employee stock purchase plan options, warrants and restricted stock units	5,399	4,345	5,901	4,266
Shares underlying 3.75% convertible notes	742	742	769	742
Shares underlying 0.25% convertible notes	1,602	—	797	—

Total excluded due to anti-dilutive effect	7,743	5,087	7,467	5,008

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
     The call spread option covers approximately 7.6 million shares of Ciena common stock, which is the number of shares issuable upon conversion of the notes in full. The call spread option effectively has a “lower strike price” of $39.5255 and a “higher strike price” of $45.54025 and is exercisable and expires on May 1, 2013, the maturity date of the notes. At its election, Ciena can exercise the call spread option on a net cash basis, a net share basis or a full physical settlement. A net cash settlement would result in Ciena receiving an amount ranging from $0, if the market price per share of Ciena common stock upon exercise is equal to or below the lower strike price, to approximately $45.7 million, if the market price per share of Ciena common stock upon exercise is at or above the higher strike price. Settlement of the call spread option on a net share basis would result in Ciena receiving a number of shares ranging from 0, if the market price per share of Ciena common stock upon exercise is equal to or below the lower strike price, up to approximately 1.0 million shares, if the market price per share of Ciena common stock upon exercise is equal to the higher strike price. The value of the consideration of a net share settlement will be equal to the value upon a net cash settlement. If the market price is between the lower strike price and the higher strike price, in lieu of a net share or net cash settlement, Ciena may elect to receive the full number of shares underlying the call spread option upon payment by Ciena of an aggregate option exercise price of $300.0 million. Should there be an early unwind of the call spread option, the amount of cash or net shares to be received by Ciena will be dependent upon the existing overall market conditions, and on Ciena’s stock price, the volatility of Ciena’s stock and the remaining term of the call spread option.
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

     Under the terms of the 2000 Plan, the number of shares authorized for issuance will increase by 5.0% of the number of Ciena shares issued and outstanding on January 1 of each year, unless the Compensation Committee reduces the amount of the increase in any year. By action of the Compensation Committee, no additional shares were added to the Plan on January 1, 2005, 2006 or 2007. In addition, any shares subject to outstanding options or other awards under the ONI 1997 Stock Plan, ONI 1998 Equity Incentive Plan, or ONI 1999 Equity Incentive Plan that are forfeited upon cancellation of the award are available for issuance under the 2000 Plan. As of April 30, 2007, there were 4.2 million shares authorized and available for issuance under the 2000 Plan.
Stock Options
     The following table is a summary of Ciena’s stock option activity (shares in thousands):

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance as of October 31, 2006	7,110	$48.52
Granted	428	27.25
Exercised	(243)	19.48
Canceled	(303)	38.46

Balance as of April 30, 2007	6,992	$48.66

     The total intrinsic value of options exercised during the first six months of fiscal 2007 was $2.3 million.
     The following table summarizes information with respect to stock options outstanding at April 30, 2007, based on Ciena’s closing stock price on April 27, 2007 of $30.19 per share (shares and intrinsic value in thousands):

			Options Outstanding at April 30, 2007				Vested Options at April 30, 2007
				Weighted				Weighted
				Average				Average
				Remaining	Weighted			Remaining	Weighted
Range of				Contractual	Average	Aggregate		Contractual	Average	Aggregate
Exercise				Life	Exercise	Intrinsic		Life	Exercise	Intrinsic
Price			Number	(Years)	Price	Value	Number	(Years)	Price	Value
$0.01	—	$16.52	877	7.71	$14.37	$13,871	393	7.07	$12.29	$7,036
$16.53	—	$17.43	811	8.03	17.19	10,539	345	7.81	17.10	4,518
$17.44	—	$22.96	809	7.27	21.72	6,848	767	7.18	21.75	6,470
$22.97	—	$31.36	972	8.19	27.58	2,555	488	6.80	27.50	1,331
$31.37	—	$31.71	1,020	5.67	31.70	—	998	5.59	31.71	—
$31.72	—	$46.97	690	6.03	40.81	—	658	5.89	41.14	—
$46.98	—	$83.13	770	4.93	60.50	—	770	4.93	60.50	—
$83.14	—	$1,046.50	1,043	3.74	155.55	—	1,043	3.74	155.55	—

$0.01	—	$1,046.50	6,992	6.40	$48.66	$33,813	5,462	5.76	$56.45	$19,355

     As of April 30, 2007, total unrecognized compensation expense related to unvested stock options was $13.6 million. This expense is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Units
     A restricted stock unit is a right to receive a share of Ciena common stock when the unit vests. Ciena calculates the fair value of each restricted stock unit based on the fair value of the common stock and recognizes the expense ratably over the requisite period. The following table is a summary of Ciena’s restricted stock unit activity, based on Ciena’s closing stock price on April 27, 2007 of $30.19 per share (shares and fair value in thousands):

		Weighted
		Average
	Restricted	Grant Date
	Stock Units	Fair Value	Aggregate
	Outstanding	Per Share	Fair Value
Balance as of October 31, 2006	162	$22.99	$3,829
Granted	1,179
Converted	(77)
Canceled or forfeited	(29)

Balance as of April 30, 2007	1,235	$27.23	$37,274

     The total fair value of restricted stock units converted during the first six months of fiscal 2007 was $2.5 million.
     As of April 30, 2007, total unrecognized compensation expense related to restricted stock units was $30.3 million. This expense is expected to be recognized over a weighted-average period of 2.0 years.
2003 Employee Stock Purchase Plan
     In March 2003, Ciena shareholders approved the ESPP, which has a ten-year term and originally authorized the issuance of 2.9 million shares. At the 2005 annual meeting, Ciena shareholders approved an amendment increasing the number of shares available to 3.6 million and adopting an “evergreen” provision that on December 31 of each year provides for an increase in the number of shares available by up to 0.6 million shares, provided that the total number of shares available shall not exceed 3.6 million. Pursuant to the evergreen provision, the maximum number of shares that may be added to the ESPP during the remainder of its ten-year term is 3.4 million.
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

	ESPP shares available for	Intrinisic value at
	issuance	exercise date
Balance as of October 31, 2006	2,976
Evergreen provision	571
Issued	(119)	$1,137

Balance as of April 30, 2007	3,428

     As of April 30, 2007, unrecognized compensation expense related to the ESPP was $0.2 million. This expense is expected to be recognized over a weighted-average period of 0.8 years.

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
     The following table summarizes share-based compensation expense under SFAS 123(R) for the quarters and six months ended April 30, 2006 and April 30, 2007, which was allocated as follows (in thousands):

	Quarter Ended April 30,		Six Months Ended April 30
	2006	2007	2006	2007
Product costs	$375	$362	$510	$583
Service costs	205	285	393	478

Share-based compensation expense included in cost of sales	580	647	903	1,061

Research and development	1,421	1,085	3,058	1,828
Sales and marketing	948	1,866	1,994	2,906
General and administrative	1,007	1,892	1,828	2,892

Share-based compensation expense included in operating expense	3,376	4,843	6,880	7,626

Stock-based compensation expense capitalized in inventory, net	(21)	158	335	250

Total share-based compensation	$3,935	$5,648	$8,118	$8,937

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

	Quarter Ended April 30,		Six Months Ended April 30,
	2006	2007	2006	2007
Expected volatility	61.5%	55.8%	61.5%	55.8%
Risk-free interest rate	4.6% - 5.0%	4.4% - 4.7%	4.3% - 5.0%	4.4% - 5.0%
Expected life (years)	5.5 - 6.1	6.0 - 6.1	5.5 - 6.1	6.0 - 6.4
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
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

     Assumptions for Restricted Stock Unit Awards under SFAS 123(R)
     The fair value of each restricted stock unit award is based on the fair value of the common stock on the date of grant. The weighted average fair value of each restricted stock unit granted under Ciena’s stock option plans for the three months and six months ended April 30, 2006 was $31.29 and $18.13, respectively. The weighted average fair value of each restricted stock unit granted under Ciena’s stock option plans for the three months and six months ended April 30, 2007 was $25.65 and $27.83, respectively.
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
(15) COMPREHENSIVE INCOME (LOSS)
     The components of comprehensive income (loss) were as follows (in thousands):

	Quarter Ended April 30,		Six Months Ended April 30,
	2006	2007	2006	2007
Net income (loss)	$(1,910)	$13,010	$(8,201)	$24,066
Change in unrealized loss on available-for-sale securities	567	769	1,807	264
Change in accumulated translation adjustments	(17)	(720)	(27)	(882)

Total comprehensive income (loss)	$(1,360)	$13,059	$(6,421)	$23,448

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

	Quarter Ended April 30,				Six Months Ended April 30,
	2006	%*	2007	%*	2006	%*	2007	%*
United States	$95,379	72.7	$139,663	72.1	$198,049	78.7	$259,266	72.3
United Kingdom	n/a	—	28,550	14.8	n/a	—	49,196	13.7
International	35,796	27.3	25,314	13.1	53,556	21.3	50,166	14.0

Total	$131,175	100.0	$193,527	100.0	$251,605	100.0	$358,628	100.0

*	Denotes % of total revenue

n/a	Denotes less than 10% for the period

     The following table reflects Ciena’s geographic distribution of equipment, furniture and fixtures. Other than the United States, no specific country has assets attributable that are greater than 10% of total equipment, furniture and fixtures. Equipment, furniture and fixtures attributable to geographic regions outside of the United States are reflected as International. For the periods below, Ciena’s geographic distribution of equipment, furniture and fixtures was as follows (in thousands, except percentage data):

	October 31,		April 30,
	2006	%*	2007	%*
United States	$21,934	74.5	$28,742	76.5
International	7,493	25.5	8,825	23.5

Total	$29,427	100.0	$37,567	100.0

*	Denotes % of total equipment, furniture and fixtures
     For the periods below, product portfolio distribution of revenue was as follows (in thousands, except percentage data):

	Quarter Ended April 30,				Six Months Ended April 30,
	2006	%*	2007	%*	2006	%*	2007	%*
Converged Ethernet infrastructure (1)	$94,784	72.3	$160,425	82.9	$175,742	69.9	$297,298	82.9
Ethernet access (2)	22,424	17.1	12,787	6.6	47,407	18.8	22,196	6.2
Global network services	13,967	10.6	20,315	10.5	28,456	11.3	39,134	10.9

Total	$131,175	100.0	$193,527	100.0	$251,605	100.0	$358,628	100.0

*	Denotes % of total revenue

(1)	Converged Ethernet infrastructure incorporates all products previously in our Optical Networking and Data Networking product groups and related software.

(2)	Ethernet access includes all products and related software previously in our Broadband Access product group, as well as our recently announced CN 3000 Ethernet Access Series.
     For the periods below, customers accounting for at least 10% of Ciena’s revenue were as follows (in thousands, except percentage data):

	Quarter Ended April 30,						Six Months Ended April 30,
	2006		%*	2007		%*	2006	%*	2007		%*
Company A	$	n/a	n/a	$	n/a	n/a	$26,281	10.5	$	n/a	n/a
Company B		18,101	13.8		n/a	n/a	41,595	16.5		37,088	10.3
Company C		23,114	17.6		39,519	20.4	32,092	12.8		71,475	19.9
Company D		13,247	10.1		n/a	n/a	n/a	n/a		n/a	n/a
Company E		n/a	n/a		n/a	n/a	25,247	10.0		n/a	n/a
Company F		n/a	n/a		26,214	13.5	n/a	n/a		57,206	16.0
Company G		n/a	n/a		27,590	14.3	n/a	n/a		n/a	n/a

Total		$54,462	41.5		$93,323	48.2	$125,215	49.8		$165,769	46.2

*	Denotes % of total revenue

n/a	Denotes revenue represented less than 10% of total revenue for the period
(17) CONTINGENCIES
Foreign Tax Contingencies
     Ciena has received assessment notices totaling $6.6 million from the Mexican tax authorities asserting deficiencies in payments between 2001 and 2005 related primarily to income taxes and import taxes and duties. In October 2006, Ciena filed administrative petitions disputing these assessments that the Mexican tax authorities subsequently denied. Ciena is filing judicial petitions appealing the assessments. As of April 30, 2007, Ciena had accrued liabilities of $0.8 million related to these contingencies, which are reported as a component of other current accrued liabilities. As of October 31, 2006, Ciena had accrued liabilities of $0.7 million related to these contingencies, which are reported as a component of other current accrued liabilities. As of April 30, 2007, Ciena estimates that in connection with this contingency it could be exposed to possible losses of up to $5.8 million for which it has not accrued liabilities. Ciena has not accrued these liabilities because it does not deem such losses probable. Ciena continues to evaluate the likelihood of probable and reasonably possible losses, if any, related to these assessments. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are probable and estimable.

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
     As a result of our merger with ONI Systems Corp. in June 2002, Ciena became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of ONI’s common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Ms. Davis have been dismissed from the action without prejudice pursuant to a tolling agreement. In July 2004, following mediated settlement negotiations, the plaintiffs, the issuer defendants (including Ciena), and their insurers entered into a settlement agreement, whereby the plaintiffs’ cases against the issuers would be dismissed, the insurers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to assign or surrender to the plaintiffs certain claims the issuers may have against the underwriters. The settlement agreement did not require Ciena to pay any amount toward the settlement or to make any other payments. In October 2004, the district court certified a class with respect to the Section 10(b) claims in six “focus cases” selected out of all of the consolidated cases, which cases did not include Ciena, and which decision was appealed by the underwriter defendants to the U.S. Court of Appeals for the Second Circuit. On February 15, 2005, the district court granted the motion filed by the plaintiffs and issuer defendants for preliminary approval of the settlement agreement, subject to certain modifications to the proposed bar order, and on August 31, 2005, the district court issued a preliminary order approving the revised stipulated settlement agreement. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the district court’s grant of class certification in the six focus cases. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit’s decision, the issuer defendants have informed the district court that the settlement cannot be approved as currently constituted because the defined settlement class cannot be certified. It is unclear whether or not the issuer defendants will be able to renegotiate a settlement with the plaintiffs and insurers that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter at this time.
     On April 9, 2007, QPSX Developments 5 Pty. Ltd. (a subsidiary of Ipernica Ltd.) filed a complaint in the United States District Court for the Eastern District of Texas against Ciena and several other defendants, alleging that certain of the parties’ products infringe U.S. Patent No. 5,689,499. The complaint seeks injunctive relief and damages. We believe that we have valid defenses to the lawsuit and intend to defend it vigorously.

     In addition to the matters described above, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material effect on our results of operations, financial position or cash flows.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Some of the statements contained, or incorporated by reference, in this quarterly report discuss future events or expectations, contain projections of results of operations or financial condition, changes in the markets for our products and services, or state other “forward-looking” information. Ciena’s “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those words and other comparable words. You should be aware that these statements only reflect our current predictions and beliefs. These statements are subject to known and unknown risks, uncertainties and other factors, and actual events or results may differ materially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed throughout this report, particularly under the heading “Risk Factors” in Item 1A of Part II of this report below. You should review these risk factors and the rest of this quarterly report in combination with the more detailed description of our business in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on January 10, 2007, for a more complete understanding of the risks associated with an investment in Ciena’s securities. Ciena undertakes no obligation to revise or update any forward-looking statements.
Overview
     Ciena Corporation is a supplier of communications networking equipment, software and services that support the delivery and transport of voice, video and data services. Our products are used in communications networks operated by telecommunications service providers, cable operators, governments and enterprises around the globe. We specialize in transitioning legacy communications networks to converged, next-generation architectures, capable of efficiently delivering a broader mix of high-bandwidth services. By improving network productivity, reducing costs and enabling integrated services offerings, our products create business and operational value for our customers.
     We introduced our FlexSelect™ Architecture in response to market demand for cost-efficient, next-generation networks capable of delivering multiple traffic types over a single, converged, multiservice network infrastructure. This standards-based, service-oriented network architecture facilitates our customers’ transition to next-generation networks. It combines programmable hardware with service-oriented management functionality, automating delivery and management of a broad mix of services including SONET/SDH, Ethernet, storage and video. The products and features we have introduced under our FlexSelect Architecture enable enhanced network flexibility, adaptability and management, allowing delivery of a broader mix of services and the addition of new services through networks that are more cost-effective to deploy, scale and manage. Our FlexSelect Architecture enables the transition of legacy network infrastructures to an on-demand, service-selectable network that enables cost-effective delivery of services, while preserving the value of customer investment in legacy and existing architectures.
     During the second quarter of fiscal 2007, we announced enhancements to our FlexSelect Architecture under our FlexSelect for Ethernet strategy. FlexSelect for Ethernet seeks to apply the attributes of our FlexSelect Architecture approach—network flexibility, adaptability, manageability and assuredness—to carrier Ethernet to simplify and converge the network and deliver high-performance services. In support of our FlexSelect for Ethernet strategy, we introduced two new Ethernet-based product platforms during the second quarter: the CN 3000 Ethernet Access Series and CN 5060™ Multiservice Carrier Ethernet Platform. Part of our research and development strategy is to continue to extend Ethernet functionality across our products, developing a comprehensive performance-grade Ethernet portfolio.
     As we pursue our FlexSelect Architecture vision, features and functionalities are converging across our product platforms, causing the lines between our product lines to blur and making our historical groupings less relevant in assessing underlying market trends and the effect they have on our business. As a reflection of that convergence, and in an attempt to provide more meaningful data and better reflect the growing significance of application-specific scenarios and other factors as they relate to our financial performance, in this report we discuss our revenue and our business in three major groupings as follows:

•	Converged Ethernet Infrastructure. This group incorporates all products previously in our Optical Networking and Data Networking product groups and related software.

•	Ethernet Access. This group includes all products and related software previously in our Broadband Access product group, as well as our recently announced CN 3000 Ethernet Access Series.

•	Global Network Services. This group continues to include revenue associated with our service, support and training activities.
     Revenue was $193.5 million for the second quarter of fiscal 2007, representing a 47.5% increase from $131.2 million in the second quarter of fiscal 2006 and a 17.2% sequential increase from $165.1 million in the first quarter of fiscal 2007. Increased revenue was due primarily to increased sales of converged Ethernet infrastructure products to telecommunications carriers, as these customers continue to invest in their communications networks to address network capacity needs and transition existing networks to support a broader mix of services. Based on our current level of demand, we expect our revenue to continue to increase in the second half of fiscal 2007, albeit at a lower sequential growth rate than that achieved during the second quarter of fiscal 2007. We expect a sizable portion of our revenue growth will come from larger network builds. These projects are often characterized by large and sporadic equipment orders and contract terms that may result in the recognition of significant amounts of revenue at one time. The effect of these larger builds and other factors described elsewhere in this report could cause our revenue results to fluctuate on a quarterly basis.
     Consolidation among some of our largest customers continues to affect our concentration of revenue. For the second quarter of fiscal 2007, three customers each accounted for greater than 10% of our revenue and 48.2% in the aggregate. Increased concentration of our revenue over the long term may result in additional risks to our business, including reliance on fewer customers for a larger portion of our revenue, exposure to greater pricing pressure and increased susceptibility to changes in network strategies or reductions in capital expenditures affecting network investments.
     Gross margin for the second quarter of fiscal 2007 was 42.3%, down from 44.6% in the first quarter of fiscal 2007. For the second quarter of fiscal 2007, product gross margin was 47.3% and services gross margin was (0.3%). The loss associated with our services revenue was primarily the result of deployment cost overruns incurred in assisting a customer with a large network build and the effect of an increased mix of lower margin installation services. Another contributing factor was increased deployment overhead costs associated with the expansion of our internal resources related to deployment activities for international network infrastructure projects. Our gross margin remains susceptible to fluctuation as a result of customer and product mix in any given quarter and the effect of any changes in our services gross margin.
     Operating expense for the second quarter of fiscal 2007 was $79.1 million, an increase from $70.8 million in the first quarter of fiscal 2007. As expected, operating expense increased sequentially in absolute terms, but decreased as a percentage of revenue. Operating expense for the second quarter of fiscal 2007 reflects a $5.3 million increase in sales and marketing expense, primarily related to higher compensation costs. We expect quarterly operating expense to continue to decline as a percentage of revenue during the remainder of fiscal 2007, although it may increase slightly in absolute terms.
     Income from operations for the second quarter of fiscal 2007 decreased sequentially from $2.8 million to $2.7 million. Net income for the second quarter of fiscal 2007 was $13.0 million, or $0.14 per diluted share. This compares with net income of $11.1 million, or $0.12 per diluted share, for the first quarter of fiscal 2007.
     We generated $44.6 million in cash from operations during the second quarter of fiscal 2007. This was due to $31.4 million in cash from net income (adjusted for non-cash charges) and a $13.2 million net increase in cash resulting from changes in working capital. This compares with $11.3 million in cash used for operations during the first quarter of fiscal 2007, consisting of $33.8 million in cash from net income (adjusted for non-cash charges) and a $45.1 million net decrease in cash resulting from changes in working capital.
     At the end of the second quarter of fiscal 2007, $542.3 million in aggregate principal amount remained outstanding on our 3.75% convertible notes. This remaining principal balance becomes due and payable on February 1, 2008. See Note 11 to our financial statements for a discussion of our convertible notes and “Liquidity and Capital Resources” below for a discussion of our cash and cash equivalents, short-term investments and long-term investments at April 30, 2007. We may seek to raise additional capital by issuing additional convertible debt, the proceeds of which could be used to fund the repayment at maturity or earlier repurchase of all or a portion of these convertible notes.
     As of April 30, 2007, headcount was 1,683 up from 1,588 at January 31, 2007 and 1,388 at April 30, 2006.

Results of Operations
Three months ended April 30, 2006 compared to three months ended April 30, 2007
Revenue, cost of goods sold and gross profit
     Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees, direct technical support costs, cost of excess and obsolete inventory and overhead related to manufacturing, technical support and engineering, furnishing and installation (“EF&I”) operations.
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit from the second quarter of fiscal 2006 to the second quarter of fiscal 2007.

	Quarter Ended April 30,				Increase
	2006	%*	2007	%*	(decrease)	%**
Revenue:
Products	$117,208	89.4	$173,212	89.5	$56,004	47.8
Services	13,967	10.6	20,315	10.5	6,348	45.4

Total revenue	131,175	100.0	193,527	100.0	62,352	47.5

Costs:
Products	58,957	44.9	91,319	47.2	32,362	54.9
Services	9,312	7.1	20,378	10.5	11,066	118.8

Total cost of goods sold	68,269	52.0	111,697	57.7	43,428	63.6

Gross profit	$62,906	48.0	$81,830	42.3	$18,924	30.1

*	Denotes % of total revenue

**	Denotes % change from 2006 to 2007
     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit from the second quarter of fiscal 2006 to the second quarter of fiscal 2007.

	Quarter Ended April 30,				Increase
	2006	%*	2007	%*	(decrease)	%**
Product revenue	$117,208	100.0	$173,212	100.0	$56,004	47.8
Product cost of goods sold	58,957	50.3	91,319	52.7	32,362	54.9

Product gross profit	$58,251	49.7	$81,893	47.3	$23,642	40.6

*	Denotes % of product revenue

**	Denotes % change from 2006 to 2007
     The table below (in thousands, except percentage data) sets forth the changes in service revenue, service cost of goods sold and service gross profit (loss) from the second quarter of fiscal 2006 to the second quarter of fiscal 2007 .

	Quarter Ended April 30,				Increase
	2006	%*	2007	%*	(decrease)	%**
Service revenue	$13,967	100.0	$20,315	100.0	$6,348	45.4
Service cost of goods sold	9,312	66.7	20,378	100.3	11,066	118.8

Service gross profit	$4,655	33.3	$(63)	(0.3)	$(4,718)	(101.4)

*	Denotes % of service revenue

**	Denotes % change from 2006 to 2007

     Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue from the second quarter of fiscal 2006 to the second quarter of fiscal 2007.

	Quarter Ended April 30,				Increase
	2006	%*	2007	%*	(decrease)	%**
United States	$95,379	72.7	$139,663	72.2	$44,284	46.4
International	35,796	27.3	53,864	27.8	18,068	50.5

Total	$131,175	100.0	$193,527	100.0	$62,352	47.5

*	Denotes % of total revenue

**	Denotes % change from 2006 to 2007
     During the quarter ended April 30, 2006 and 2007, certain customers each accounted for at least 10% of our revenue as follows (in thousands, except percentage data):

	Quarter Ended April 30,
	2006	%*	2007		%*
Company B	$18,101	13.8	$	n/a	n/a
Company C	23,114	17.6		39,519	20.4
Company D	13,247	10.1		n/a	n/a
Company F	n/a	n/a		26,214	13.5
Company G	n/a	n/a		27,590	14.3

Total	$54,462	41.5		$93,323	48.2

*	Denotes % of total revenue

n/a	Denotes revenue represented less than 10% of total revenue for the period
Revenue
•	Product revenue increased from the second quarter of fiscal 2006 to the second quarter of fiscal 2007, due to a $65.6 million increase in sales of our converged Ethernet infrastructure products. This primarily reflects increases of $53.9 million in sales of core transport products, $23.0 million of core switching and $7.7 million of the CN 4200™ FlexSelect™ Advanced Service Platform, offset by reductions in revenue from our data networking products and other transport and switching products. Sales of our Ethernet access products decreased $9.6 million during the second quarter of fiscal 2007 in comparison to the prior period as a result of a decline in sales of our broadband access products.

•	Service revenue increased from the second quarter of fiscal 2006 to the second quarter of fiscal 2007, primarily due to increases of $3.4 million in deployment service sales and $2.2 million in maintenance and support services.

•	United States revenue increased from the second quarter of fiscal 2006 to the second quarter of fiscal 2007, due a $51.0 million increase in sales of our converged Ethernet infrastructure products. This primarily reflects increases of $42.5 million in sales of core transport and $23.0 million of core switching, offset by reductions in revenue from our data networking products and other transport and switching products. Sales of our Ethernet access products decreased $9.7 million during the second quarter of fiscal 2007 in comparison to the prior period as a result of a decline in sales of our broadband access products.

•	International revenue increased from the second quarter of fiscal 2006 to the second quarter of fiscal 2007, due to a $14.6 million increase in sales of our converged Ethernet infrastructure products. This primarily reflects increases of $11.4 million in sales of core transport products and $9.8 million of CN 4200 FlexSelect Advanced Service Platform, offset by reductions in revenue from our other transport and switching products. International revenue for the second quarter of fiscal 2007 also reflects a $3.4 million increase in service revenue, primarily for deployment.

Gross profit
•	Gross profit as a percentage of revenue decreased from the second quarter of fiscal 2006 to the second quarter of fiscal 2007 largely due to product and customer mix during the quarter and the decline in services gross margin. Gross margin levels during the second quarter of fiscal 2006 represented an unusually favorable customer and product mix.

•	Gross profit on products as a percentage of product revenue decreased from the second quarter of fiscal 2006 to the second quarter of fiscal 2007, primarily due to product and customer mix.

•	Gross profit on services as a percentage of services revenue decreased significantly from the second quarter of fiscal 2006 to the second quarter of fiscal 2007. Services gross margin was adversely affected during the second quarter of fiscal 2007 by deployment cost overruns incurred in assisting a customer with a large network build and the effect of an increased mix of lower margin installation services. In addition, as expected, services gross margin during the second quarter of fiscal 2007 was negatively affected by increased deployment overhead costs associated with the expansion of our internal resources related to deployment activities for international network infrastructure projects. We expect to continue to encounter these higher costs during the remainder of fiscal 2007 as we transition certain deployment activities from third parties to internal resources.
Operating expenses
     The table below (in thousands, except percentage data) sets forth the changes in operating expenses from the second quarter of fiscal 2006 to the second quarter of fiscal 2007.

	Quarter Ended April 30,				Increase
	2006	%*	2007	%*	(decrease)	%**
Research and development	$28,856	22.0	$31,642	16.4	$2,786	9.7
Selling and marketing	26,657	20.3	30,182	15.6	3,525	13.2
General and administrative	11,246	8.6	11,707	6.0	461	4.1
Amortization of intangible assets	6,295	4.8	6,295	3.3	—	0.0
Restructuring costs (recoveries)	3,014	2.3	(734)	(0.4)	(3,748)	(124.4)
Long-lived asset impairment	(3)	—	—	—	3	(100.0)
Recovery of doubtful accounts, net	(247)	(0.2)	—	—	247	(100.0)
Gain on lease settlement	(5,628)	(4.3)	—	—	5,628	(100.0)

Total operating expenses	$70,190	53.5	$79,092	40.9	$8,902	12.7

*	Denotes % of total revenue

**	Denotes % change from 2006 to 2007
•	Research and development expense increased from the second quarter of fiscal 2006 to the second quarter of fiscal 2007, primarily due to increased headcount at our India development center, increasing employee compensation by $1.5 million. Prototype expense also increased by $1.3 million which was partially offset by a decrease in consulting expense of $0.4 million.

•	Selling and marketing expense increased from the second quarter of fiscal 2006 to the second quarter of fiscal 2007, primarily due to increases of $2.5 million in employee compensation, $0.5 million in tradeshow activities and $0.3 million in travel expense, partially offset by a decrease of $0.4 million in demonstration equipment costs.

•	General and administrative expense increased from the second quarter of fiscal 2006 to the second quarter of fiscal 2007, primarily due to an increase of $2.3 million in employee compensation, partially offset by a $2.1 million decrease in legal fees, primarily associated with our patent litigation with Nortel Networks that was settled in fiscal 2006.

•	Amortization of intangible assets costs was unchanged from the second quarter of fiscal 2006 to the second quarter of fiscal 2007.

•	Restructuring costs during the second quarter of fiscal 2007 reflect an adjustment primarily related to the return to use of a facility that Ciena had previously restructured. Restructuring costs incurred during the second quarter of 2006 were related to a work force reduction of approximately 86 employees and the closure of a facility located in Shrewsbury, NJ.

•	Recovery of doubtful accounts, net for the second quarter of fiscal 2006 was related to the payment of amounts due from customers from whom payment was previously deemed doubtful due to the customers’ financial condition.

•	Gain on lease settlement for the second quarter of fiscal 2006 was related to the termination of our obligations under the lease for our former Cupertino, CA facility.

Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items from the second quarter of fiscal 2006 to the second quarter of fiscal 2007.

	Quarter Ended April 30,				Increase
	2006	%*	2007	%*	(decrease)	%**
Interest and other income, net	$11,197	8.5	$16,897	8.7	$5,700	50.9
Interest expense	$5,815	4.4	$6,148	3.2	$333	5.7
Gain on extinguishment of debt	$362	0.3	$—	—	$(362)	(100.0)
Provision for income taxes	$370	0.3	$477	0.2	$107	28.9

*	Denotes % of total revenue

**	Denotes % change from 2006 to 2007
•	Interest and other income, net increased from the second quarter of fiscal 2006 to the second quarter of fiscal 2007 due to the impact of higher interest rates and an increase in average cash and investment balances primarily due to the proceeds of our April 10, 2006 issuance of 0.25% convertible senior notes. The remaining principal balance of $542.3 million on our 3.75% convertible notes becomes due and payable on February 1, 2008. The repayment of this amount will decrease our cash and investment balance significantly, reducing our interest income and expense.

•	Interest expense increased slightly from the second quarter of 2006 to the second quarter of 2007, primarily due to our April 10, 2006 issuance of 0.25% convertible notes, partially offset by our repurchase of $106.5 million in aggregate principal amount of our outstanding 3.75% convertible notes in the first quarter of fiscal 2006.

•	Provision for income taxes for the second quarter of fiscal 2006 and the second quarter of fiscal 2007 was primarily attributable to foreign tax related to Ciena’s foreign operations. We will continue to maintain a valuation allowance against all net deferred tax assets until sufficient evidence exists to support its reversal.
Six months ended April 30, 2006 compared to six months ended April 30, 2007
Revenue, cost of goods sold and gross profit
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit from the first six months of fiscal 2006 to the first six months of fiscal 2007.

	Six Months Ended April 30,				Increase
	2006	%*	2007	%*	(decrease)	%**
Revenue:
Products	$223,149	88.7	$319,494	89.1	$96,345	43.2
Services	28,456	11.3	39,134	10.9	10,678	37.5

Total revenue	$251,605	100.0	$358,628	100.0	107,023	42.5

Costs:
Products	119,356	47.4	166,298	46.4	46,942	39.3
Services	18,888	7.5	36,872	10.3	17,984	95.2

Total cost of goods sold	138,244	54.9	203,170	56.7	64,926	47.0

Gross profit	$113,361	45.1	$155,458	43.3	$42,097	37.1

*	Denotes % of total revenue

**	Denotes % change from 2006 to 2007
     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit from the first six months of fiscal 2006 to the first six months of fiscal 2007.

	Six Months Ended April 30,				Increase
	2006	%*	2007	%*	(decrease)	%**
Product revenue	$223,149	100.0	$319,494	100.0	$96,345	43.2
Product cost of goods sold	119,356	53.5	166,298	52.1	46,942	39.3

Product gross profit	$103,793	46.5	$153,196	47.9	$49,403	47.6

*	Denotes % of product revenue

**	Denotes % change from 2006 to 2007
     The table below (in thousands, except percentage data) sets forth the changes in service revenue, service cost of goods sold and service gross profit (loss) from the first six months of fiscal 2006 to the first six months of fiscal 2007.

	Six Months Ended April 30,				Increase
	2006	%*	2007	%*	(decrease)	%**
Service revenue	$28,456	100.0	$39,134	100.0	$10,678	37.5
Service cost of goods sold	18,888	66.4	36,872	94.2	17,984	95.2

Service gross profit	$9,568	33.6	$2,262	5.8	$(7,306)	(76.4)

*	Denotes % of service revenue

**	Denotes % change from 2006 to 2007
     Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue from the first six months of fiscal 2006 to the first six months of fiscal 2007.

	Six Months Ended April 30,				Increase
	2006	%*	2007	%*	(decrease)	%**
United States	$198,049	78.7	$259,266	72.3	$61,217	30.9
International	53,556	21.3	99,362	27.7	45,806	85.5

Total	$251,605	100.0	$358,628	100.0	$107,023	42.5

*	Denotes % of total revenue

**	Denotes % change from 2006 to 2007
     During the first six months of fiscal 2006 and the first six months of fiscal 2007, certain customers each accounted for at least 10% of our revenue as follows (in thousands, except percentage data):

	Six Months Ended April 30,
	2006	%*	2007		%*
Company A	$26,281	10.5	$	n/a	n/a
Company B	41,595	16.5		37,088	10.3
Company C	32,092	12.8		71,475	19.9
Company E	25,247	10.0		n/a	n/a
Company F	n/a	n/a		57,206	16.0

Total	$125,215	49.8		$165,769	46.2

*	Denotes % of total revenue

n/a	Denotes revenue represented less than 10% of total revenue for the period

Revenue
•	Product revenue increased from the first six months of fiscal 2006 to the first six months of fiscal 2007, due to a $121.6 million increase in sales of our converged Ethernet infrastructure products. This reflects increased sales of $67.2 million in core transport, $47.4 million of core switching and $31.6 million of CN 4200 FlexSelect Advanced Service Platform, offset by reductions in revenue from our data networking products and other transport and switching products. Sales of Ethernet access products decreased $25.2 million in the first six months of fiscal 2007 in comparison to the prior period as a result of a decline in sales of our broadband access products.

•	Service revenue increased from the first six months of fiscal 2006 to the first six months of fiscal 2007, primarily due to increases of $6.9 million in deployment service sales and $2.6 million in maintenance and support services.

•	United States revenue increased from the first six months of fiscal 2006 to the first six months of fiscal 2007, due to increased sales of $50.8 million of core transport and $47.2 million of core switching, offset by reductions in revenue from our data networking products and other transport and switching products. Sales of our Ethernet access products decreased $25.3 million during the first six months of fiscal 2007 in comparison to the prior period as a result of a decline in sales of our broadband access products.

•	International revenue increased from the first six months of fiscal 2006 to the first six months of fiscal 2007, due to increases of $16.4 million in sales of core transport products and $29.8 million of CN 4200 FlexSelect Advanced Service Platform, offset by reductions in revenue from our other transport and switching products. International revenue for the first six months of fiscal 2007 also reflects a $6.6 million increase in service revenue, primarily for deployment.
Gross profit
•	Gross profit as a percentage of revenue decreased from the first six months of fiscal 2006 to the first six months of fiscal 2007 largely due to the effect of product and customer mix and our significant reduction in services gross margin.

•	Gross profit on products as a percentage of product revenue increased from the first six months of fiscal 2006 to the first six months of fiscal 2007, primarily due to product and customer mix.

•	Gross profit on services as a percentage of services revenue decreased from the first six months of fiscal 2006 to the first six months of fiscal 2007 as a result of the factors described in the quarterly analysis above.
Operating expenses
     The table below (in thousands, except percentage data) sets forth the changes in operating expenses from the first six months of fiscal 2006 to the first six months of fiscal 2007.

	Six Months Ended April 30,				Increase
	2006	%*	2007	%*	(decrease)	%**
Research and development	$58,318	23.2	$61,495	17.1	$3,177	5.4
Selling and marketing	53,229	21.2	55,057	15.4	1,828	3.4
General and administrative	21,142	8.4	22,008	6.1	866	4.1
Amortization of intangible assets	12,590	5.0	12,590	3.5	—	0.0
Restructuring costs (recoveries)	5,029	2.0	(1,200)	(0.3)	(6,229)	(123.9)
Long-lived asset impairment	(6)	—	—	—	6	(100.0)
Recovery of doubtful accounts, net	(2,851)	(1.1)	(10)	—	2,841	(99.6)
Gain on lease settlement	(11,648)	(4.6)	—	—	11,648	(100.0)

Total operating expenses	$135,803	54.1	$149,940	41.8	$14,137	10.4

*	Denotes % of total revenue

**	Denotes % change from 2006 to 2007
•	Research and development expense increased from the first six months of fiscal 2006 to the first six months of fiscal 2007, primarily due to increased headcount at our India development center, increasing employee compensation by $2.1 million. Prototype expense and travel related expense also increased by $2.4 and $0.3 million, respectively. These increases were partially offset by decreases of $1.1 million in depreciation and $0.8 million in consulting expense.

•	Selling and marketing expense increased from the first six months of fiscal 2006 to the first six months of fiscal 2007 primarily due to increases of $2.7 million in employee compensation, $0.2 million in tradeshow activities and $0.2 million in travel. This increase was partially offset by a decrease of $1.5 million in demonstration equipment costs.

•	General and administrative expense increased from the first six months of fiscal 2006 to the first six months of fiscal 2007 primarily due to an increase of $3.7 million in employee compensation and $0.3 million in travel related expenses. This was partially offset by a decrease of $2.8 million in legal expense and $0.4 million in audit related expenditures. Included in legal fees for the first six months of fiscal 2006 were costs associated with our patent litigation with Nortel Networks.

•	Amortization of intangible assets costs was unchanged from the first six months of fiscal 2006 to the first six months of fiscal 2007.

•	Restructuring costs during the first six months of fiscal 2007 reflect an adjustment primarily related to the return to use of a facility that Ciena had previously restructured. Also included in restructuring costs for first six months of fiscal 2007 was a charge of $0.1 million related to other costs associated with a previous workforce reduction, offset by a $1.3 million adjustment related to costs associated with previously restructured facilities. Restructuring costs incurred during the first six months of fiscal 2006 were related to a work force reduction of approximately 148 employees and the closure of a facility in Kanata, Ontario and Shrewsbury, NJ.

•	Recovery of doubtful accounts, net for the first six months of fiscal 2006 was related to the payment of amounts due from customers from whom payment was previously deemed doubtful due to the customers’ financial condition.

•	Gain on lease settlement for the first six months of fiscal 2006 was related to the termination of our obligations under the leases for our former Fremont, CA and Cupertino, CA facilities.
Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items from the first six months of fiscal 2006 to the first six months of fiscal 2007.

	Six Months Ended April 30,				Increase
	2006	%*	2007	%*	(decrease)	%**
Interest and other income, net	$20,459	8.1	$31,742	8.9	$11,283	55.1
Interest expense	$11,868	4.7	$12,296	3.4	$428	3.6
Gain (loss) on equity investments	$(733)	(0.3)	$—	—	$733	(100.0)
Gain on extinguishment of debt	$7,052	2.8	$—	—	$(7,052)	(100.0)
Provision for income taxes	$669	0.3	$898	0.3	$229	34.2

*	Denotes % of total revenue

**	Denotes % change from 2006 to 2007
•	Interest and other income, net increased from the first six months of fiscal 2006 to the first six months of fiscal 2007 due to the impact of higher interest rates and higher average cash and investments balances primarily due to the proceeds of our April 10, 2006 issuance of 0.25% convertible senior notes.

•	Interest expense increased slightly from the first six months of fiscal 2006 to the first six months of fiscal 2007 primarily due to our April 10, 2006 issuance of 0.25% convertible notes, partially offset by our repurchase of $106.5 million in aggregate principal amount of our outstanding 3.75% convertible notes in the first quarter of fiscal 2006.

•	Loss on equity investments for the first six months of fiscal 2006 was due to a decline in the value of our investments in privately held technology companies that was determined to be other than temporary.

•	Gain on extinguishment of debt for the first six months of fiscal 2006 resulted from our repurchase of $106.5 million of our outstanding 3.75% convertible notes in open market transactions for $98.4 million. We recorded a gain on the extinguishment of debt in the amount of $7.1 million, which consists of the $8.1 million gain from the repurchase of the notes, less $1.0 million of associated debt issuance costs.

•	Provision for income taxes for the first six months of fiscal 2006 and the first six months of fiscal 2007 was primarily attributable to foreign tax related to Ciena’s foreign operations. We will continue to maintain a valuation allowance against all net deferred tax assets until sufficient evidence exists to support its reversal.

Liquidity and Capital Resources
     At April 30, 2007, our principal source of liquidity was cash and cash equivalents, short-term investments and long-term investments. The following table summarizes our cash and cash equivalents, short-term investments and long-term investments (in thousands):

	October 31,	April 30,	Increase
	2006	2007	(decrease)
Cash and cash equivalents	$220,164	$470,306	$250,142
Short-term investments	628,393	646,653	18,260
Long-term investments	351,407	105,556	(245,851)

Total cash, cash equivalents, short-term and long-term investments	$1,199,964	$1,222,515	$22,551

     The increase in total cash, cash equivalents and short-term and long-term investments during the first six months of fiscal 2007 was primarily related to the collection of our accounts receivable, our net income and the effect of non-cash items described in “Operating Activities” below. Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, long-term investments and cash generated from operations will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our existing operations through at least the next 12 months.
     The following sections review the significant activities that had an impact on our cash during the first six months of fiscal 2007.
Operating Activities
     The following tables set forth (in thousands) significant components of our $33.3 million of cash generated by operating activities for the first six months of fiscal 2007.
     Net income

Six Months Ended
April 30,
2007
Net income	$24,066

     Our net income for the first six months of fiscal 2007 included the significant non-cash items summarized in the following table (in thousands):

Amortization of intangibles	$14,525
Share-based compensation costs	8,937
Depreciation and amortization of equipment, furniture and fixtures	6,298
Provision for inventory excess and obsolescence	6,385
Provision for warranty	7,111

Total significant non-cash charges	$43,256

     Accounts Receivable, Net
     Cash consumed by accounts receivable, net increased by $38.3 million from the end of fiscal 2006 to April 30, 2007. Our accounts receivable balance increased due to higher sales volume, contractual acceptance terms for turnkey deployments affecting the timing of invoicing, and longer payment terms, primarily associated with our international revenue. The increase in our accounts receivable caused our days sales outstanding (“DSO”) to increase from 68 days for fiscal 2006 to 73 days for the first six months of fiscal 2007. We expect that our accounts receivable, net may fluctuate from quarter to quarter, but generally will increase during the remainder of fiscal 2007, as a result of our expected increase in sales volume and longer customer payment terms.
     The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts receivable, from the end of fiscal 2006 through the first six months of fiscal 2007.

	October 31,	April 30,	Increase
	2006	2007	(decrease)
Accounts receivable, net	$107,172	$145,495	$38,323

     Inventory, Net
     Excluding the non-cash effect of a $6.4 million provision for excess and obsolescence, cash consumed by inventory for the first six months of fiscal 2007 was $19.1 million. Ciena’s inventory turns increased from 2.5 for fiscal 2006 to 2.8 for the first six months of fiscal 2007. The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2006 through the first six months of fiscal 2007.

	October 31,	April 30,	Increase
	2006	2007	(decrease)
Raw materials	$29,627	$34,234	$4,607
Work-in-process	9,156	7,562	(1,594)
Finished goods	89,628	100,827	11,199

Gross inventory	128,411	142,623	14,212
Provision for inventory excess and obsolescence	(22,326)	(23,833)	(1,507)

Inventory, net	$106,085	$118,790	$12,705

     Accounts payable
     During the first six months of fiscal 2007, we modified our standard vendor payment terms and payment practices from net 30 days to net 45 days. This change, combined with large shipments of inventory toward the end of the second quarter of fiscal 2007, caused an increase in our accounts payable balance by $30.7 million. The following table sets forth (in thousands) changes in our accounts payable from the end of fiscal 2006 through the first six months of fiscal 2007:

	October 31,	April 30,	Increase
	2006	2007	(decrease)
Accounts payable	$39,277	$69,942	$30,665

     Restructuring and unfavorable lease commitments
     During the first six months of fiscal 2007, we paid $4.6 million on leases related to restructured facilities and $4.9 million on leases associated with unfavorable lease commitments. The following table reflects (in thousands) the balance of liabilities for our restructured facilities and unfavorable lease commitments and the change in these balances from the end of fiscal 2006 through the first six months of fiscal 2007.

	October 31,	April 30,	Increase
	2006	2007	(decrease)
Restructuring liabilities	$8,914	$7,065	$(1,849)
Unfavorable lease commitments	8,512	7,653	(859)
Long-term restructuring liabilities	26,720	22,694	(4,026)
Long-term unfavorable lease commitments	32,785	28,596	(4,189)

Total restructuring liabilities and unfavorable lease commitments	$76,931	$66,008	$(10,923)

     Interest Payable on Ciena’s Convertible Notes
     Interest on Ciena’s outstanding 3.75% convertible notes, due February 1, 2008, is payable on February 1 and August 1 of each year. Ciena paid $10.2 million on the 3.75% convertible notes during the first six months of fiscal 2007.
     Interest on Ciena’s outstanding 0.25% convertible senior notes, due May 1, 2013, is payable on May 1 and November 1 of each year, commencing on November 1, 2006. Ciena paid $0.4 million on the 0.25% convertible notes during the first six months of fiscal 2007.

     The following table reflects (in thousands) the balance of interest payable and the change in this balance from the end of fiscal 2006 through the first six months of fiscal 2007.

	October 31,	April 30,	Increase
	2006	2007	(decrease)
Accrued interest payable	$5,502	$5,459	$(43)
     Deferred revenue
     During the first six months of fiscal 2007, deferred revenue increased by $19.5 million. The increase in product deferred revenue was due to payments received in advance of our ability to recognize revenue. The increase in service deferred revenue is related to payment for service contracts that will be recognized over the contract term. The following table reflects (in thousands) the balance of deferred revenue and the change in this balance from the end of fiscal 2006 through the first six months of fiscal 2007.

	October 31,	April 30,	Increase
	2006	2007	(decrease)
Products	$4,276	$18,243	$13,967
Services	36,400	41,925	5,525

Total deferred revenue	$40,676	$60,168	$19,492

Financing Activities
     Cash provided by financing activities during the first six months of fiscal 2007 was related to the exercise of employee stock options for exercise prices aggregating $6.1 million.
Contractual Obligations
     During the second quarter of fiscal 2007, we did not experience material changes, outside of the ordinary course of business, in our contractual obligations from those reported in our Form 10-K for the year ended October 31, 2006. The following is a summary of our future minimum payments under contractual obligations as of April 30, 2007 (in thousands):

		Less than	One to three	Three to five
	Total	one year	years	years	Thereafter
Convertible notes (1)	$867,472	$563,347	$1,500	$1,500	$301,125
Operating leases	123,153	26,017	47,777	29,798	19,561
Purchase obligations (2)	101,220	101,220	—	—	—

Total	$1,091,845	$690,584	$49,277	$31,298	$320,686

(1)	The $542.3 million in outstanding principal balance on our 3.75% convertible notes becomes due and payable on February 1, 2008.

(2)	Purchase obligations relate to amounts we are obligated to pay to our contract manufacturers and component suppliers for inventory.
     Some of our commercial commitments and other obligations, including some of the future minimum payments set forth above, are secured by standby letters of credit. The following is a summary of our commitments secured by standby letters of credit by commitment expiration date as of April 30, 2007 (in thousands):

		Less than one	One to three	Three to five
	Total	year	years	years	Thereafter
Standby letters of credit	$14,299	$8,931	$5,368	$—	$—

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
     Some of our communications networking equipment is integrated with software that is essential to the functionality of the equipment. We provide unspecified software upgrades and enhancements related to the equipment through our maintenance contracts for these products. Accordingly, we account for revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Customer purchase agreements and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. The amount of product and service revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of revenue recognition. Our total deferred revenue for products was $4.3 million and $18.2 million as of October 31, 2006 and April 30, 2007, respectively. Our service revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $36.4 million and $42.0 million as of October 31, 2006 and April 30, 2007, respectively.
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
Reserve for Inventory Obsolescence
     Ciena writes down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the first six months of fiscal 2007, Ciena recorded a charge of $6.4 million primarily related to excess inventory due to a change in forecasted sales for certain products. In an effort to limit our exposure to delivery delays and to satisfy customer needs for shorter delivery terms, we have transitioned certain manufacturing operations from the build-to-order model we have used in recent years, to a build-to-forecast model across our product lines. This change in our inventory purchases exposes us to the risk that our customers will not order those products for which we have forecasted sales, or will purchase less than we have forecasted. If actual market conditions differ from those we have assumed, we may be required to take additional inventory write-downs or benefits.
Restructuring
     As part of its restructuring costs, Ciena provides for the estimated cost of the net lease expense for facilities that are no longer being used. The provision is equal to the fair value of the minimum future lease payments under our contracted lease obligations, offset by the fair value of the estimated sublease payments that we may receive. As of April 30, 2007, Ciena’s accrued restructuring liability related to net lease expense and other related charges was $29.8 million. The total minimum lease payments for these restructured facilities are $40.0 million. These lease payments will be made over the remaining lives of our leases, which range from one month to twelve years. If actual market conditions are different than those we have projected, we are required to recognize additional restructuring costs or benefits associated with these facilities. During fiscal 2006, we recognized net adjustments resulting in restructuring costs of $9.2 million, which included a $10.0 million adjustment during the third quarter of fiscal 2006 relating to our unused San Jose, CA facilities. Activity during fiscal 2007 is insignificant.
Allowance for Doubtful Accounts
     Ciena’s allowance for doubtful accounts receivable is based on our assessment, on a specific identification basis, of the collectibility of customer accounts. Ciena performs ongoing credit evaluations of its customers and generally has not required collateral or other forms of security from its customers. In determining the appropriate balance for Ciena’s allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectibility. In doing so, management considers creditworthiness, payment history, account activity and communication with such customer. If a customer’s financial condition changes, Ciena may be required to take a charge for an allowance for doubtful accounts receivable.
Goodwill
     At April 30, 2007, Ciena’s consolidated balance sheet included $232.0 million in goodwill. In accordance with SFAS 142, Ciena tests its goodwill for impairment on an annual basis, which Ciena has determined to be the last business day of fiscal September each year, and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. If actual market conditions differ or forecasts change at the time of our annual assessment in fiscal 2007 or in periods prior to our annual assessment, we may be required to record additional goodwill impairment charges.

Intangible Assets
     As of April 30, 2007, Ciena’s consolidated balance sheet included $76.7 million in other intangible assets, net. We account for the impairment or disposal of long-lived assets such as equipment, furniture, fixtures, and other intangible assets in accordance with the provisions of SFAS 144. In accordance with SFAS 144, Ciena tests each intangible asset for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. If actual market conditions differ or forecasts change, we may be required to record additional impairment charges in future periods.
Investments
     As of April 30, 2007 Ciena’s marketable debt investments had unrealized losses of $0.5 million. The gross unrealized losses, related to marketable debt investments, were primarily due to changes in interest rates. Ciena’s management has determined that the gross unrealized losses on its marketable debt investments at April 30, 2007 are temporary in nature because Ciena has the ability and intent to hold these investments until a recovery of fair value, which may be maturity.
     As of April 30, 2007, Ciena’s minority investments in privately held technology companies were $6.7 million. These investments are generally carried at cost because Ciena owns less than 20% of the voting equity and does not have the ability to exercise significant influence over any of these companies. These investments are inherently high risk as the market for technologies or products manufactured by these companies are usually early stage at the time of the investment by Ciena and such markets may never materialize or become significant. Ciena could lose its entire investment in some or all of these companies. Ciena monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. If market conditions, expected financial performance or the competitive position of the companies in which we invest deteriorate, Ciena may be required to record an additional charge in future periods.
Deferred Tax Valuation Allowance
     As of April 30, 2007, Ciena has recorded a valuation allowance of $1.2 billion against our net deferred tax assets of $1.2 billion. We calculated the valuation allowance in accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence such as operating results during the most recent three-year period is given more weight than forecasted results, due to our current lack of visibility and the degree of uncertainty that we will achieve the level of future profitability needed to record the deferred assets. Our cumulative loss in the most recent three-year period represents sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.
Warranty
     The liability for product warranties, included in other accrued liabilities, was $33.5 million as of April 30, 2007. Our products are generally covered by a warranty for periods ranging from one to five years. Ciena accrues for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period.
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
     Interest Rate Sensitivity. Ciena maintains a short-term and long-term investment portfolio. See Note 4 to the financial statements for information relating to fair value. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at April 30, 2007, the fair value of the portfolio would decline by approximately $46.8 million.

     Foreign Currency Exchange Risk. As a global concern, Ciena faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on Ciena’s financial results. Historically, Ciena’s primary exposures have been related to non-dollar denominated operating expenses in Europe and Asia where Ciena sells primarily in U.S. dollars. Ciena is prepared to hedge against fluctuations in foreign currency if this exposure becomes material. As of April 30, 2007, the assets and liabilities of Ciena related to non-dollar denominated currencies were not material. Therefore, we do not expect an increase or decrease of 10% in the foreign exchange rate would have a material impact on Ciena’s financial position.
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

     As a result of our merger with ONI Systems Corp. in June 2002, Ciena became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of ONI’s common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Ms. Davis have been dismissed from the action without prejudice pursuant to a tolling agreement. In July 2004, following mediated settlement negotiations, the plaintiffs, the issuer defendants (including Ciena), and their insurers entered into a settlement agreement, whereby the plaintiffs’ cases against the issuers would be dismissed, the insurers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to assign or surrender to the plaintiffs certain claims the issuers may have against the underwriters. The settlement agreement did not require Ciena to pay any amount toward the settlement or to make any other payments. In October 2004, the district court certified a class with respect to the Section 10(b) claims in six “focus cases” selected out of all of the consolidated cases, which cases did not include Ciena, and which decision was appealed by the underwriter defendants to the U.S. Court of Appeals for the Second Circuit. On February 15, 2005, the district court granted the motion filed by the plaintiffs and issuer defendants for preliminary approval of the settlement agreement, subject to certain modifications to the proposed bar order, and on August 31, 2005, the district court issued a preliminary order approving the revised stipulated settlement agreement. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the district court’s grant of class certification in the six focus cases. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit’s decision, the issuer defendants have informed the district court that the settlement cannot be approved as currently constituted because the defined settlement class cannot be certified. It is unclear whether or not the issuer defendants will be able to renegotiate a settlement with the plaintiffs and insurers that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter at this time.
     On April 9, 2007, QPSX Developments 5 Pty. Ltd. (a subsidiary of Ipernica Ltd.) filed a complaint in the United States District Court for the Eastern District of Texas against Ciena and several other defendants, alleging that certain of the parties’ products infringe U.S. Patent No. 5,689,499. The complaint seeks injunctive relief and damages. We believe that we have valid defenses to the lawsuit and intend to defend it vigorously.
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
     The markets in which we compete for sales of networking equipment, software and services are extremely competitive, particularly the market for sales to telecommunications service providers. Competition in these markets is based on any one or a combination of the following factors: price, functionality, manufacturing capability, installation, services, existing business and customer relationships, scalability and the ability of products and services to meet the immediate and future network requirements of customers. A small number of very large companies have historically dominated the communications networking equipment industry. Many of our competitors have substantially greater financial, technical and marketing resources, greater manufacturing capacity and better established relationships with telecommunications carriers and other potential customers than we do. Recent consolidation activity among large networking equipment providers has caused some of our competitors to grow even larger, which may magnify their strategic advantages. On November 30, 2006, Alcatel completed its acquisition of Lucent. In June 2006, Nokia and Siemens agreed to combine their communications service provider businesses to create a new joint venture, and in January 2006, Ericsson completed its acquisition of certain key assets of Marconi Corporation plc’s telecommunications business. These mergers may adversely affect our competitive position.
     We also compete with a number of smaller companies that provide significant competition for a specific product, application, customer segment or geographic market. These competitors often base their products on the latest available technologies. Due to the narrower focus of their efforts, these competitors may achieve commercial availability of their products more quickly and may be more attractive to customers.
     Increased competition in our markets has resulted in aggressive business tactics, including:
•	significant price competition, particularly from competitors in Asia;

•	early announcements of competing products and extensive marketing efforts;

•	“one-stop shopping” options;

•	competitors offering to repurchase our equipment from existing customers;

•	customer financing assistance;

•	marketing and advertising assistance;

•	competitors offering equity ownership positions to customers; and

•	intellectual property assertions and disputes.
     The tactics described above can be particularly effective in an increasingly concentrated base of potential customers such as telecommunications service providers. If we fail to compete successfully in our markets our sales and profitability would suffer.
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

     Other factors contribute to fluctuations in our revenue and operating results, including:
•	the level of demand for our products and the timing and size of customer orders, particularly from large telecommunications carrier customers;

•	satisfaction of contractual customer acceptance criteria and related revenue recognition requirements;

•	delays, changes to or cancellation of orders from customers;

•	the availability of an adequate supply of components and sufficient manufacturing capacity;

•	the introduction of new products by us or our competitors;

•	the effects of consolidation of our customers, including our exposure to any changes in network strategy or reductions in capital expenditures for network infrastructure equipment;

•	readiness of customer sites for installation; and

•	changes in general economic conditions as well as those specific to our market segments.
     Many of these factors are beyond our control, particularly in the case of large carrier orders and multi-vendor or multi-technology network infrastructure builds where the achievement of certain performance thresholds for acceptance is subject to the readiness and performance of the customer or other providers, and changes in customer requirements or installation plans. As a consequence, our revenue and operating results for a particular quarter may be difficult to predict and our prior results are not necessarily indicative of results likely in future periods. Any one or a combination of the factors above may cause our revenue and operating results to fluctuate from quarter to quarter.
Our gross margin may fluctuate from quarter to quarter and may be adversely affected by a number of factors, some of which are beyond our control.
     Our gross margin fluctuates from quarter to quarter and may be adversely affected by numerous factors, including:
•	increased price competition;

•	customer, product and service mix in any period;

•	the effect of fluctuation in our services gross margin, which may decrease during the remainder of fiscal 2007 due to expected higher costs relating to the expansion of our internal resources for certain deployment activities;

•	sales volume during the period;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our products;

•	our ability to continue to reduce product manufacturing costs;

•	introduction of new products, with initial sales at relatively small volumes with resulting higher production costs; and

•	increased warranty or repair costs.
     The factors discussed above regarding fluctuations in revenue and operating results can also affect our gross margin. Fluctuations in gross margin may make it difficult to maintain profitability. As a consequence, our gross margin for a particular quarter may be difficult to predict and our prior results are not necessarily indicative of results likely in future periods.
A small number of telecommunication service provider customers account for a significant portion of our revenue, which could adversely affect our business, financial condition and results of operations.
     Primarily as a result of recent combinations between large service providers, our revenue has become increasingly concentrated among a relatively small number of customers. For the second quarter of fiscal 2007, three customers each accounted for greater than 10% of our revenue and 48.2% in the aggregate.

     Consolidation of large telecommunication service providers is resulting in increased concentration of customer purchasing power and may result in a smaller number of large network infrastructure builds. This in turn may lead to constraints on pricing, fluctuations in revenue, increases in costs to meet demands of large customers and pressure to accept onerous contract terms. In addition, because a significant part of our revenue remains concentrated among telecommunications service providers, our business could be exposed to risks associated with a market-wide change in business prospects, competitive pressures or other conditions affecting telecommunications carriers. Any of these developments, or the loss of, or significant reductions in spending by, one or more of our large customers could have a material adverse effect on our business, financial condition and results of operations.
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
Investment of research and development resources in technologies for which there is not a matching market opportunity, or failure to sufficiently or timely invest in technologies for which there is market demand, would adversely affect our revenue and profitability.
     The market for communications networking equipment is characterized by rapidly evolving technologies and changes in market demand. To succeed in this market, we must continue to invest in research and development to enhance our existing products and create new ones. There is often a lengthy period between commencing a development initiative and bringing the new or revised product to market, and during this time, technology or the market may move in directions we did not anticipate. There is a significant possibility, therefore, that at least some of our development decisions will not turn out as anticipated, and that our investment in a project will be unprofitable. There is also a possibility that we may miss a market opportunity because we fail to invest, or invest too late, in a new product or an enhancement of an existing product that could have been highly profitable. Changes in the market may also cause us to discontinue previously planned investments in products, which can have a disruptive effect on relationships with customers that were anticipating the availability of a new product or feature. If we fail to make the right investments and to make them at the right time, our competitive position may suffer and our revenue and profitability could be harmed.
Product performance problems could damage our business reputation and negatively affect our results of operations.
     The development and production of new products, and enhancements to existing products, are complicated and often involve problems with software, components and manufacturing methods. Due to the complexity of these products, some of them can be fully tested only when deployed in communications networks or with other equipment. We have introduced new or upgraded products recently and expect to continue to enhance and extend our product portfolio. Product performance problems are often more acute for initial deployments of new products and product enhancements. In addition, initial deployments of new or enhanced products, particularly into the networks of telecommunications carriers, often require costly and rigorous testing and satisfaction by certain standard setting organizations. Modifying our products to enable customers to integrate them into a new type of network architecture can entail added costs and risks. If significant reliability, quality, or network monitoring problems develop as a result of our product development, manufacturing or integration, a number of negative effects on our business could result, including:

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
We may be required to write off significant amounts of inventory as a result of our inventory purchase practices, the convergence of our product lines and our supplier transitions.
     To avoid delays and meet customer demand for shorter delivery terms, we place orders with our contract manufacturers and suppliers to manufacture components and complete assemblies based on forecasts of customer demand. As a result, our inventory purchases exposes us to the risk that our customers will not order those products for which we have forecasted sales, or will purchase fewer than the number of products we have forecasted. Our purchase agreements generally do not require that a customer guarantee any minimum purchase level and customers often may modify, reduce or cancel purchase quantities. As a result, we may purchase inventory based on forecasted sales and in anticipation of purchases that never come to fruition. Historically, we have been required to write off inventory as a result of the factors above. As features and functionalities converge across our product lines, we face an increased risk that customers may elect to forego purchases of a product we have inventoried in favor of purchasing another product.
     In addition, we may be exposed to write offs due to significant inventory purchases deemed necessary in connection with the transition from one supplier to another, or resulting from a supplier’s decision to discontinue the manufacture of certain components necessary for our products. We may also be required to write off inventory as a result of the effect of environmental regulations such as the Restriction of the Use of Certain Hazardous Substances (RoHS), adopted by the European Union. As a result of previous component purchases that we based on forecasted sales, we currently hold inventory that includes non-compliant components. If we are unable to locate alternate demand for these non-compliant components outside of the European Union, we may be required to write off or write down this inventory. If we are required to write off or write down inventory, we may incur an accounting charge that could materially affect our results of operations for the quarter in which such charge occurs.
Shortages in component supply or manufacturing capacity could increase our costs, adversely affect our results of operations and constrain our ability to grow our business.
     As we have expanded our product portfolio, increased our use of contract manufacturers and increased our product sales in recent years, manufacturing capacity and supply constraints related to components and subsystems have become increasingly significant issues for us. We have encountered component shortages that have affected our operations and ability to deliver products in a timely manner. Growth in customer demand for the communications networking products supplied by us, our competitors and other third parties, has resulted in supply constraints among providers of some components used in our products. In addition, environmental regulations, such as RoHS adopted by the European Union, have resulted in increased demand for compliant components from suppliers. As a result, we may experience delays or difficulty obtaining compliant components from suppliers. Component shortages and manufacturing capacity constraints may also arise, or be exacerbated by difficulties with our suppliers or contract manufacturers, or our failure to adequately forecast our component or manufacturing needs. If shortages or delays occur or persist, the price of required components may increase, or the components may not be available at all. If we are unable to secure the components or subsystems that we require at reasonable prices, or are unable to secure manufacturing capacity adequate to meet our needs, we may experience delivery delays and may be unable to satisfy our contractual obligations to customers. These delays may cause us to incur liquidated damages to customers and negatively affect our revenue and gross margin. Shortages in component supply or manufacturing capacity could also limit our opportunities to pursue additional growth or revenue opportunities and could harm our business reputation and customer relationships.

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
     Because our products are based on complex technology, we can experience unanticipated delays in developing, improving, manufacturing or deploying them. Each step in the development life cycle of our products presents serious risks of failure, rework or delay, any one of which could decrease the timing and cost-effective development of such products and could affect customer acceptance of such products. Unexpected intellectual property disputes, failure of critical design elements, and a host of other execution risks may delay or even prevent the introduction of these products. Our development efforts may also be affected, particularly in the near term, by the transfer of some of our research and development activity to our facility in India. Modification of research and development strategies and changes in allocation of resources could be disruptive to our development efforts. If we do not develop and successfully introduce products in a timely manner, our competitive position may suffer and our business, financial condition and results of operations would be harmed.
We must manage our relationships with contract manufacturers to ensure that our product requirements are met timely and effectively.
     We rely on contract manufacturers to perform the majority of the manufacturing operations for our products and components and we are increasingly utilizing overseas suppliers, particularly in Asia. The qualification of our contract manufacturers is a costly and time-consuming process, and these manufacturers build products for other companies, including our competitors. We are constantly reviewing our manufacturing capability, including the work of our contract manufacturers, to ensure that our production requirements are met in terms of cost, capacity, quality and reliability. From time to time, we may decide to transfer the manufacturing of a product from one contract manufacturer to another, to better meet our production needs. Efforts to transfer to a new contract manufacturer or consolidate our use of suppliers may result in temporary increases in inventory volumes purchased in order to ensure continued supply. We may not effectively manage these contract manufacturer transitions and our new contract manufacturers may not perform as well as expected. Our reliance upon contract manufacturers could also expose us to risks that could harm our business related to difficulties with lead times, on-time delivery, quality assurance and product changes required to meet evolving environmental standards and regulations, such as RoHS. In addition, we do not have contracts in place with some of these providers and do not have guaranteed supply of components or manufacturing capacity. Our inability to effectively manage our relationships with our contract manufacturers, particularly overseas, could negatively affect our business and results of operations.
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
     We rely on a number of service delivery partners, both domestic and international, to complement our global service and support resources. We rely upon third party service delivery partners for the installation of our equipment in some larger network builds, which often include more onerous customization, installation, testing and acceptance terms. In order to ensure that we timely install our products and satisfy obligations to our customers, we must identify, train and certify additional appropriate partners. The certification of these partners can be costly and time-consuming, and these partners service products for other companies, including our competitors. We may not be able to effectively manage our relationships with our partners and we cannot be certain that they will be able to deliver our services in the manner or time required. If our service partners are unsuccessful in delivering services:
•	we may suffer delays in recognizing revenue in cases where revenue recognition is dependent upon product installation, testing and acceptance;

•	our services revenue and gross margin may be adversely affected; and

•	our relationship with customers could suffer.
Difficulties with service delivery partners could cause us to continue to transition a larger share of deployment and other services from third parties to internal resources, thereby increasing our related fixed costs and negatively affecting our services gross margin and results of operations.
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
     In recent years, we have filed suit to enforce our intellectual property rights. From time to time we have also been subject to litigation and other third party intellectual property claims, including as a result of our indemnification obligations to customers or resellers that purchase our products. The frequency of these assertions is increasing as patent holders, including entities that are not in our industry and that purchase patents as an investment or to monetize such rights by obtaining royalties, use infringement assertions as a competitive tactic and a source of additional revenue. Intellectual property claims can significantly divert the time and attention of our personnel and result in costly litigation. Intellectual property infringement claims can also require us to pay substantial royalties, enter into license agreements or develop non-infringing technology. Accordingly, the costs associated with third party intellectual property claims could adversely affect our business, results of operations and financial condition.
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

     International operations are subject to inherent risks, and our future results could be adversely affected by a number of factors, including:
•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulties and costs of staffing and managing foreign operations;

•	the impact of recessions in economies outside the United States;

•	reduced protection for intellectual property rights in some countries;

•	adverse tax and customs consequences, particularly as related to transfer-pricing issues;

•	social, political and economic instability;

•	trade protection measures, export compliance, qualification to transact business and other regulatory requirements;

•	effects of changes in currency exchange rates; and

•	natural disasters and epidemics.
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
     We have taken several steps, including reductions in force, office closures, and internal reorganizations to reduce the size and cost of our operations and to better match our resources with our market opportunities. We continue to make changes to our operations and allocation of resources in order to improve efficiency and match our resources with market opportunities. These changes could be disruptive to our business. In addition, our efforts in prior periods to reduce cost and improve efficiency have resulted in the recording of accounting charges. These include inventory and technology-related write-offs, workforce reduction costs and charges relating to consolidation of excess facilities. If we are required to take a substantial charge related to restructuring efforts, our results of operations would be adversely affected in the period in which we take such charge.
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
     As of April 30, 2007, we had $232.0 million of goodwill on our balance sheet. This amount primarily represents the remaining excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At April 30, 2007, we had $76.7 million of other intangible assets on our balance sheet. The amount primarily reflects purchased technology from our acquisitions. At April 30, 2007, goodwill and other intangible assets represented approximately 16.1% of our total assets. During the fourth quarter of 2005, we incurred a goodwill impairment charge of approximately $176.6 million and an impairment of other intangibles of $45.7 million. If we are required to record additional impairment charges related to goodwill and other intangible assets, such charges would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our earnings per share or net loss per share could be materially adversely affected in such period.
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
     Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report a report containing management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal controls. Compliance with these requirements has resulted in, and is likely to continue to result in, significant costs and the commitment of time and operational resources. Growth of our business, including our broader product portfolio and increased transaction volume, will necessitate ongoing changes to our internal control systems, processes and infrastructure, including our information systems. Our increasingly global operations, including our development facility in India and offices abroad, will pose additional challenges to our internal control systems as their operations become more significant. We cannot be certain that our current design for internal control over financial reporting, and any modifications necessary to reflect changes in our business, will be sufficient to enable management or our independent registered public accounting firm to determine that our internal controls are effective for any period, or on an ongoing basis. If we or our independent registered public accounting firm are unable to assert that our internal controls over financial reporting are effective our business may be harmed. Market perception of our financial condition and the trading price of our stock may be adversely affected and customer perception of our business may suffer.
Our business is dependent upon the proper functioning of our information systems and upgrading these systems may result in disruption to our operating processes and internal controls.
     The efficient operation of our business is dependent on the successful operation of our information systems. In particular, we rely on our information systems to process financial information, manage inventory and administer our sales transactions. In an effort to improve the efficiency of our operations, achieve greater automation and support the growth of our business, we are in the process of upgrading certain information systems and expect to implement a new version of our Oracle management information system at the beginning of fiscal 2008. As a result of these changes, we anticipate that we will have to modify a number of our operational processes and internal control procedures to conform to the work-flows of new or upgraded information systems. We will also have to undergo a process of validating the data in any new system to ensure its integrity and will need to train our personnel. We cannot assure you that these changes to our information systems will occur without some level of disruption of our operating processes and controls. Any material disruption, malfunction or similar problems with our information systems could negatively impact our business operations.

Obligations associated with our outstanding indebtedness on our convertible notes may adversely affect our business.
     At April 30, 2007, indebtedness on our outstanding convertible notes totaled $842.3 million in aggregate principal, of which $542.3 million in aggregate principal amount on our 3.75% convertible notes becomes due and payable on February 1, 2008. Our indebtedness and repayment obligations could have important negative consequences, including:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On February 15, 2007, we issued 12,958 shares of common stock in connection with the exercise of a common stock warrant by FMR Corp. The warrant was originally issued by ONI Systems Corp. and was assumed by us as a result of our acquisition of ONI in June 2002. The exercise was accomplished via net exercise, whereby the warrant holder surrenders its right to receive a portion of the shares of common stock in lieu of payment of the aggregate exercise price. The right to receive 6,015 shares of common stock was surrendered and we did not receive any proceeds from the net exercise of these warrants. The shares were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, in that the issuance did not involve a public offering, and, alternatively, on Section 3(a)(9) thereof, in that no commission or other remuneration was paid for soliciting the conversion of the warrants.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
     Ciena’s annual meeting of shareholders was held on March 14, 2007. At the annual meeting, Ciena shareholders voted on the following matters:

		For	Withheld
1.	Election to the Board of Directors of Class I Directors
	Lawton W. Fitt	72,055,113	1,889,527
	Patrick H. Nettles	71,897,148	2,047,492
	Michael J. Rowny	72,110,975	1,833,665

		For	Against	Abstain
2.	Ratification of the Board of Directors’ election of Bruce L. Claflin as a Class III Director in accordance with Ciena’s Principles of Corporate Governance	71,937,122	950,962	1,056,556
In addition to the directors referred to in the proposals above, the following directors continued to hold office after the annual meeting: Harvey B. Cash, Judith M. O’Brien, Gary B. Smith, Stephen P. Bradley and Gerald H. Taylor.

		For	Against	Abstain
3.	Ratification of the appointment of PricewaterhouseCoopers LLP as Ciena’s independent registered public account firm for the fiscal year ending October 31, 2007	72,500,920	593,315	850,405
Item 5. Other Information
     Not applicable.

Item 6. Exhibits

Exhibit	Description

10.1	Separation Agreement dated April 5, 2007 between Ciena Corporation and Joseph R. Chinnici*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIENA CORPORATION

Date: June 1, 2007	By:	/s/ Gary B. Smith Gary B. Smith President, Chief Executive Officer and Director (Duly Authorized Officer)

Date: June 1, 2007	By:	/s/ Joseph R. Chinnici Joseph R. Chinnici
Senior Vice President, Finance and
Chief Financial Officer
(Principal Financial Officer)