Form 10-Q
period 2007-07-31
CIENA CORP
filed 2007-08-31
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007
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
Large accelerated filer ☑      Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 24, 2007
common stock, $.01 par value	85,964,108

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended July 31,		Nine Months Ended July 31,
	2006	2007	2006	2007
Revenues:
Products	$137,809	$182,143	$360,958	$501,637
Services	14,690	22,808	43,146	61,942

Total revenue	152,499	204,951	404,104	563,579

Costs:
Products	70,356	84,383	189,712	250,681
Services	10,479	22,903	29,367	59,775

Total cost of goods sold	80,835	107,286	219,079	310,456

Gross profit	71,664	97,665	185,025	253,123

Operating expenses:
Research and development	26,190	31,671	84,508	93,166
Selling and marketing	24,903	30,303	78,132	85,360
General and administrative	16,217	14,564	37,359	36,572
Amortization of intangible assets	6,295	6,295	18,885	18,885
Restructuring costs (recoveries)	11,008	(1,196)	16,037	(2,396)
Long-lived asset impairments	—	—	(6)	—
Recovery of doubtful accounts, net	(139)	—	(2,990)	(10)
Gain on lease settlement	—	—	(11,648)	—

Total operating expenses	84,474	81,637	220,277	231,577

Income (loss) from operations	(12,810)	16,028	(35,252)	21,546
Interest and other income, net	14,045	19,464	34,504	51,206
Interest expense	(6,148)	(6,931)	(18,016)	(19,227)
Gain on equity investments, net	948	592	215	592
Gain on extinguishment of debt	—	—	7,052	—

Income (loss) before income taxes	(3,965)	29,153	(11,497)	54,117
Provision for income taxes	320	841	989	1,739

Net income (loss)	$(4,285)	$28,312	$(12,486)	$52,378

Basic net income (loss) per common share	$(0.05)	$0.33	$(0.15)	$0.61

Diluted net income (loss) per potential common share	$(0.05)	$0.29	$(0.15)	$0.57

Weighted average basic common shares outstanding	84,197	85,651	83,568	85,268

Weighted average dilutive potential common shares outstanding	84,197	101,568	83,568	96,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31,	July 31,
	2006	2007
ASSETS

Current assets:
Cash and cash equivalents	$220,164	$724,271
Investments in marketable debt securities	628,393	1,004,492
Accounts receivable, net	107,172	117,806
Inventories, net	106,085	105,141
Prepaid expenses and other	36,372	43,382

Total current assets	1,098,186	1,995,092
Investments in marketable debt securities	351,407	8,354
Equipment, furniture and fixtures, net	29,427	41,462
Goodwill	232,015	232,015
Other intangible assets, net	91,274	69,486
Other assets	37,404	67,270

Total assets	$1,839,713	$2,413,679

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$39,277	$51,798
Accrued liabilities	79,282	92,862
Restructuring liabilities	8,914	7,164
Unfavorable lease commitments	8,512	8,406
Income taxes payable	5,981	6,676
Deferred revenue	19,637	33,146
Convertible notes payable	—	542,262

Total current liabilities	161,603	742,314
Deferred revenue	21,039	26,978
Restructuring liabilities	26,720	21,188
Unfavorable lease commitments	32,785	26,473
Other obligations	1,678	1,503
Convertible notes payable	842,262	800,000

Total liabilities	1,086,087	1,618,456

Commitments and contingencies
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 140,000,000 shares authorized; 84,891,656 and 85,948,654 shares issued and outstanding	849	859
Additional paid-in capital	5,505,853	5,495,915
Unrealized loss on investments, net	(496)	(279)
Translation adjustment	(580)	(1,650)
Accumulated deficit	(4,752,000)	(4,699,622)

Total stockholders’ equity	753,626	795,223

Total liabilities and stockholders’ equity	$1,839,713	$2,413,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended July 31,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$(12,486)	$52,378
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Early extinguishment of debt	(7,052)	—
Amortization of premium (discount) on marketable securities	2,058	(8,093)
Non-cash loss from equity investments	733	—
Depreciation of equipment, furniture and fixtures; and amortization of leasehold improvements	13,173	9,407
Stock compensation	10,953	14,258
Amortization of intangible assets	21,788	21,788
Provision for inventory excess and obsolescence	6,158	8,860
Provision for warranty	10,885	8,910
Other	1,236	1,754
Changes in assets and liabilities:
Accounts receivable	(16,852)	(10,634)
Inventories	(52,646)	(7,916)
Prepaid expenses and other	1,282	(16,776)
Accounts payable, accrued liabilities and other obligations	(42,744)	3,316
Income taxes payable	70	695
Deferred revenue	(917)	19,448

Net cash provided by (used in) operating activities	(64,361)	97,395

Cash flows from investing activities:
Additions to equipment, furniture and fixtures	(13,332)	(21,442)
Restricted cash	1,347	(11,904)
Purchases of available for sale marketable debt securities	(403,664)	(564,399)
Maturities of available for sale marketable debt securities	485,916	539,663
Minority equity investments, net	948	411

Net cash provided by (used in) investing activities	71,215	(57,671)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	300,000	500,000
Repurchase of 3.75% convertible notes	(98,410)	—
Debt issuance costs	(7,990)	(11,431)
Purchase of call spread option	(28,457)	(42,500)
Proceeds from exercise of stock options	22,225	18,314

Net cash provided by financing activities	187,368	464,383

Net increase in cash and cash equivalents	194,222	504,107
Cash and cash equivalents at beginning of period	358,012	220,164

Cash and cash equivalents at end of period	$552,234	$724,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIENA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) INTERIM FINANCIAL STATEMENTS
     The interim financial statements included herein for Ciena Corporation (“Ciena”) have been prepared by Ciena, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments that Ciena considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial position of Ciena at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Ciena believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with Ciena’s audited consolidated financial statements and notes thereto included in Ciena’s annual report on Form 10-K for the fiscal year ended October 31, 2006.
     Ciena has a 52 or 53 week fiscal year, which ends on the Saturday nearest to the last day of October in each year. For purposes of financial statement presentation, each fiscal year is described as having ended on October 31, and each fiscal quarter is described as having ended on January 31, April 30 and July 31 of each fiscal year. Fiscal 2007 consists of 53 weeks.
     During the first nine months of fiscal 2007, Ciena identified certain immaterial adjustments and recorded expenses of $0.7 million related to its provision for warranty and $0.3 million related to service costs, each of which related to fiscal 2006. Ciena’s revenue for the first nine months of fiscal 2007 is understated by $0.8 million due to an equivalent overstatement of revenue during fiscal 2006. Ciena has determined that these out of period adjustments were not material to the current period or any prior period in fiscal 2006 or 2007, and Ciena does not believe that these adjustments will be material to its results for fiscal 2007.
(2) SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
     Ciena considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Restricted cash collateralizing letters of credits are included in other current assets and other long-term assets depending upon the duration of the restriction.
Investments
     Ciena’s investments represent investments in marketable debt securities that are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. Realized gains or losses and declines in value determined to be other than temporary, if any, on available-for-sale securities, are reported in other income or expense as incurred.
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
Minority Equity Investments
     Ciena has certain minority equity investments in privately held technology companies that are classified as other assets. These investments are carried at cost because Ciena owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. These investments are inherently high risk as the markets for technologies or products manufactured by these companies are usually early stage at the time of the investment by Ciena and such markets may never be significant. Ciena could lose its entire investment in some or all of these companies. Ciena monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.
Unfavorable Lease Commitments
     Ciena has recorded unfavorable lease commitments as a result of several acquisitions. Ciena accounts for unfavorable lease commitments in accordance with SFAS 141 “Business Combinations.” The value of the unfavorable lease commitments are based upon the present value of the assumed lease obligations based upon rental rates and interest rates at the time of the acquisitions. Subject to early termination or settlement, Ciena expects to pay these unfavorable lease commitments over the respective lease terms. See Note 18 below.
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
     A large percentage of Ciena’s revenue is derived from sales to a small number of telecommunications service providers. Recent consolidation among Ciena’s customers has magnified these concentrations. Consequently, Ciena’s accounts receivable is concentrated among these customers. See Notes 5 and 16 below.
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
Revenue Recognition
     Ciena recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectibility is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. Revenue for maintenance services is recognized ratably over the period during which the services are to be performed.

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
Warranty Accruals
     Ciena provides for the estimated costs to fulfill customer warranty upon the recognition of the related revenue. The warranty liability is determined based upon actual warranty cost experience, estimates of component failure rates and management’s industry experience. Ciena’s sales contracts do not permit the right of return of product by the customer after the product has been accepted.
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
Share-Based Compensation Expense
     On November 1, 2005, Ciena adopted SFAS 123(R), as interpreted by SAB 107, which requires the measurement and recognition of compensation expense for share-based awards based on estimated fair values. SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant.
     Ciena estimates the fair value of option-based awards on the date of grant using the Black-Scholes option-pricing model. Fair value is affected by Ciena’s stock price as well as assumptions regarding a number of subjective variables, including expected stock price volatility over the term of the award and projected employee stock option exercise behavior.
     Ciena estimates the fair value of each restricted stock unit award based on the fair value of the underlying common stock at the time of grant.
     In each case, the fair value is recognized as share-based compensation expense over the relevant vesting or performance period. Ciena only recognizes expense to its consolidated statement of operations for those options or shares that ultimately are expected to vest and, as a result, compensation expense reflects a reduction for estimated forfeitures of share-based awards.

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
Segment Reporting
     SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. Ciena reports its financial results as a single business segment.
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
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” which supersedes APB Opinion No. 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 also carries forward, without change, the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The correction of an error in previously issued financial statements is not a change in accounting principle. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement in fiscal 2007 did not have a material impact on Ciena’s financial condition, results of operations or cash flows.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits an entity to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Ciena is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.
(3) RESTRUCTURING COSTS
     Ciena has previously taken actions to align its workforce, facilities and operating costs with business opportunities. Ciena historically has committed to a restructuring plan and has incurred the associated liability concurrently in accordance with the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The following table displays the activity and balances of the restructuring reserve account for the nine months ending July 31, 2007 (in thousands):

	Workforce		Consolidation of
	reduction		excess facilities		Total
Balance at October 31, 2006	$—		$35,634		$35,634
Additional liability recorded	72	(a)	—		72
Adjustment to previous estimates	—		(2,468	)(b)	(2,468)
Cash payments	(72)		(4,814)		(4,886)

Balance at July 31, 2007	$—		$28,352		$28,352

Current restructuring liabilities	$—		$7,164		$7,164

Non-current restructuring liabilities	$—		$21,188		$21,188

(a)	During the first quarter of fiscal 2007, Ciena recorded a charge of $0.1 million related to other costs associated with a previous workforce reduction.

(b)	During the first quarter of fiscal 2007, Ciena recorded an adjustment of $0.5 million related to costs associated with previously restructured facilities. During the second quarter of fiscal 2007, Ciena recorded an adjustment of $0.8 million related to its return to use of a facility that had been previously restructured. During the third quarter of fiscal 2007, Ciena recorded an adjustment of $1.2 million primarily related to its return to use of a facility that had been previously restructured.
     The following table displays the activity and balances of the restructuring reserve account for the nine months ending July 31, 2006 (in thousands):

	Workforce		Consolidation of
	reduction		excess facilities		Total
Balance at October 31, 2005	$270		$69,507		$69,777
Additional reserve recorded	4,523	(a)	1,782	(a)	6,305
Adjustments to previous estimates	—		9,732	(b)	9,732
Lease settlement	—		(11,648	)(c)	(11,648)
Cash payments	(4,581)		(31,954)		(36,535)

Balance at July 31, 2006	$212		$37,419		$37,631

Current restructuring liabilities	$212		$9,201		$9,413

Non-current restructuring liabilities	$—		$28,218		$28,218

(a)	During the first quarter of fiscal 2006, Ciena recorded a charge of $0.7 million related to the closure of one of its facilities in Kanata, Ontario and a charge of $1.5 million related to a workforce reduction of 62 employees. During the second quarter of fiscal 2006, Ciena recorded a charge of $0.7 million related to the closure of its Shrewsbury, NJ facility and a charge of $2.5 million related to a workforce reduction of 86 employees. During the third quarter of fiscal 2006, Ciena recorded a charge of $0.5 million related to a workforce reduction of 7 employees and additional employee costs related to the closure of its Shrewsbury, NJ facility in the second quarter of fiscal 2006. Ciena also recorded a charge of $0.4 million related to the closure of its facility in Beijing, China during the third quarter of fiscal 2006.

(b)	During the first quarter of fiscal 2006, Ciena recorded a credit adjustment of $0.2 million related to costs associated with previously restructured facilities. During the second quarter of fiscal 2006, Ciena recorded a credit adjustment of $0.2 million related to costs associated with previously restructured facilities. During the third quarter of fiscal 2006, primarily due to changes in market conditions, Ciena recorded an adjustment of $10.1 million related to costs associated with previously restructured facilities, $10.0 million of which was related to its former facilities in San Jose, CA.

(c)	During the first quarter of fiscal 2006, Ciena recorded a gain of $6.0 million related to the buy-out of the lease of its former Fremont, CA facility, which Ciena had previously restructured. During the second quarter of fiscal 2006, Ciena recorded a gain of $5.6 million related to the buy-out of the lease of its former Cupertino, CA facility, which Ciena had previously restructured.

(4) MARKETABLE DEBT SECURITIES
     Marketable debt securities are comprised of the following (in thousands):

	July 31, 2007
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Corporate bonds	$334,964	$87	$202	$334,849
Asset backed obligations	155,029	41	130	154,940
Commercial paper	455,440	—	4	455,436
US government obligations	42,643	16	38	42,621
Certificate of deposit	25,000	—	—	25,000

	$1,013,076	$144	$374	$1,012,846

Short-term	1,004,712	144	364	1,004,492
Long-term	8,364	—	10	8,354

	$1,013,076	$144	$374	$1,012,846

	October 31, 2006
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Corporate bonds	$468,152	$437	$525	$468,064
Asset backed obligations	195,728	142	305	195,565
Commercial paper	152,768	—	—	152,768
US government obligations	163,643	84	324	163,403

	$980,291	$663	$1,154	$979,800

Short-term	629,269	66	942	628,393
Long-term	351,022	597	212	351,407

	$980,291	$663	$1,154	$979,800

     The gross unrealized losses, related to marketable debt investments, were primarily due to changes in interest rates. Ciena’s management has determined that the gross unrealized losses on its marketable debt investments at July 31, 2007 and October 31, 2006 are temporary in nature because Ciena has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. The following table displays gross unrealized losses at July 31, 2007 and October 31, 2006 (in thousands):

	July 31, 2007
	Unrealized Losses		Unrealized Losses
	Less Than 12 Months		12 Months or Greater		Total
	Gross		Gross		Gross
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Corporate bonds	$154	$198,909	$48	$29,396	$202	$228,305
Asset backed obligations	96	86,142	34	25,981	130	112,123
Commercial paper	4	11,291	—	—	4	11,291
US government obligations	4	11,207	34	16,483	38	27,690

	$258	$307,549	$116	$71,860	$374	$379,409

	October 31, 2006
	Unrealized Losses		Unrealized Losses
	Less Than 12 Months		12 Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Corporate bonds	$400	$196,947	$125	$26,687	$525	$223,634
Asset backed obligations	153	92,869	152	34,828	305	127,697
US government obligations	112	38,692	212	40,839	324	79,531

	$665	$328,508	$489	$102,354	$1,154	$430,862

     The following table summarizes maturities of investments at July 31, 2007 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$1,004,712	$1,004,492
Due in 1-2 years	8,364	8,354

	$1,013,076	$1,012,846

(5) ACCOUNTS RECEIVABLE
     As of July 31, 2007, trade accounts receivable, net of allowance for doubtful accounts receivable, included five customers that accounted for 23.7%, 14.7%, 11.2%, 11.1% and 11.1% of net trade accounts receivable, respectively. As of October 31, 2006, the trade accounts receivable, net of allowance for doubtful accounts receivable, included two customers that accounted for 25.4% and 21.8% of the net trade accounts receivable, respectively.
     Ciena’s allowance for doubtful accounts receivable as of October 31, 2006 and July 31, 2007 was $0.1 million.
(6) INVENTORIES
     Inventories are comprised of the following (in thousands):

	October 31,	July 31,
	2006	2007
Raw materials	$29,627	$31,231
Work-in-process	9,156	6,586
Finished goods	89,628	91,455

	128,411	129,272
Provision for inventory excess and obsolescence	(22,326)	(24,131)

	$106,085	$105,141

     Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand and market conditions. During the first nine months of fiscal 2007, Ciena recorded a provision for inventory reserves of $8.9 million, primarily related to excess inventory due to a change in forecasted sales for certain products. The following is a summary of the change in the allowance for excess inventory and obsolete inventory during the first nine months of fiscal 2007 (in thousands):

Inventory Allowance
Balance as of October 31, 2006	$22,326
Provision for excess inventory, net	8,860
Actual inventory scrapped	(7,055)

Balance as of July 31, 2007	$24,131

     During the first nine months of fiscal 2006, Ciena recorded a provision for inventory reserves of $6.2 million, primarily related to excess inventory due to a change in forecasted sales for certain products. The following is a summary of the change in the reserve for excess inventory and obsolete inventory during the first nine months of fiscal 2006 (in thousands):

Inventory Allowance
Reserve balance as of October 31, 2005	$22,595
Provision for excess inventory, net	6,158
Actual inventory scrapped	(8,210)

Reserve balance as of July 31, 2006	$20,543

(7) PREPAID EXPENSES AND OTHER
     Prepaid expenses and other are comprised of the following (in thousands):

	October 31,	July 31,
	2006	2007
Interest receivable	$8,547	$7,212
Prepaid VAT and other taxes	9,467	14,064
Deferred deployment expenses	1,948	5,361
Prepaid expenses	6,497	9,102
Restricted cash	6,990	2,977
Other non-trade receivables	2,923	4,666

	$36,372	$43,382

(8) EQUIPMENT, FURNITURE AND FIXTURES
     Equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,	July 31,
	2006	2007
Equipment, furniture and fixtures	$253,953	$270,056
Leasehold improvements	36,203	36,833

	290,156	306,889
Accumulated depreciation and amortization	(260,729)	(265,427)

	$29,427	$41,462

(9) OTHER INTANGIBLE ASSETS
     Other intangible assets are comprised of the following (in thousands):

	October 31,			July 31,
	2006			2007
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangible	Amortization	Intangible	Intangible	Amortization	Intangible
Developed technology	$139,983	$(87,577)	$52,406	$139,983	$(100,384)	$39,599

Patents and licenses	47,370	(25,463)	21,907	47,370	(30,146)	17,224
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	45,981	(29,020)	16,961	45,981	(33,318)	12,663

	$233,334		$91,274	$233,334		$69,486

     The aggregate amortization expense of other intangible assets was $21.8 million for the first nine months of fiscal 2006 and 2007. The following table represents the expected future amortization of other intangible assets as follows (in thousands):

2007 (remaining three months)	$7,262
2008	27,840
2009	19,254
2010	14,500
2011	630

$69,486

(10) OTHER BALANCE SHEET DETAILS
     Other long-term assets (in thousands):

	October 31,	July 31,
	2006	2007
Maintenance spares inventory, net	$14,724	$19,283
Deferred debt issuance costs	10,306	19,104
Investments in privately held companies	6,489	6,671
Restricted cash	3,227	19,144
Other	2,658	3,068

	$37,404	$67,270

     Deferred debt issuance costs are amortized using the straight line method which approximates the effect of the effective interest rate method on the maturity of the related debt. Amortization of debt issuance cost, which is included in interest expense, was $2.2 million and $2.8 million during the first nine months of fiscal 2006 and fiscal 2007, respectively.
Accrued liabilities (in thousands):

	October 31,	July 31,
	2006	2007
Warranty	$31,751	$32,535
Accrued compensation, payroll related tax and benefits	24,102	31,225
Accrued interest payable	5,502	10,944
Other	17,927	18,158

	$79,282	$92,862

     The following table summarizes the activity in Ciena’s accrued warranty for the first nine months of fiscal 2006 and 2007 (in thousands):

Nine months ended	Beginning			Balance at
July 31,	Balance	Provisions	Settlements	end of period
2006	$27,044	10,885	(7,819)	$30,110
2007	$31,751	8,910	(8,126)	$32,535
Deferred revenue (in thousands):

	October 31,	July 31,
	2006	2007
Products	$4,276	$14,231
Services	36,400	45,893

	40,676	60,124
Less current portion	(19,637)	(33,146)

Long-term deferred revenue	$21,039	$26,978

(11) CONVERTIBLE NOTES PAYABLE
Ciena 3.75% Convertible Notes, due February 1, 2008
     On February 9, 2001, Ciena completed a public offering of 3.75% Convertible Notes, due February 1, 2008, in an aggregate principal amount of $690.0 million. Interest is payable on February 1 and August 1 of each year. The notes may be converted into shares of Ciena’s common stock at any time before their maturity or their prior redemption or repurchase by Ciena. The conversion rate is 1.3687 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. Prior to maturity, Ciena has the option to redeem all or a portion of the notes that have not been previously converted at 100.536% of the principal amount. The $542.3 million in aggregate principal amount remaining outstanding on the 3.75% convertible notes is classified as a current liability on Ciena’s balance sheet at July 31, 2007.

     At July 27, 2007, the fair value of the outstanding $542.3 million in aggregate principal amount of 3.75% convertible notes was $535.1 million, based on the quoted market price for the notes.
0.25% Convertible Senior Notes due May 1, 2013
     On April 10, 2006, Ciena completed a public offering of 0.25% Convertible Senior Notes due May 1, 2013, in aggregate principal amount of $300.0 million. Interest is payable on May 1 and November 1 of each year. The notes are senior unsecured obligations of Ciena and rank equally with all of Ciena’s other existing and future senior unsecured debt.
     At the election of the holder, notes may be converted prior to maturity into shares of Ciena common stock at the initial conversion rate of 25.3001 shares per $1,000 in principal amount, which is equivalent to an initial conversion price of $39.5255 per share. The notes may not be redeemed by Ciena prior to May 5, 2009. At any time on or after May 5, 2009, if the closing sale price of Ciena’s common stock for at least 20 trading days in any 30 consecutive trading day period ending on the date one day prior to the date of the notice of redemption exceeds 130% of the conversion price, Ciena may redeem the notes in whole or in part, at a redemption price in cash equal to the principal amount to be redeemed, plus accrued and unpaid interest.
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
     At July 27, 2007, the fair value of the outstanding $300.0 million in aggregate principal amount of 0.25% convertible senior notes was $314.3 million, based on the quoted market price for the notes.
0.875% Convertible Senior Notes due June 15, 2017
     On June 11, 2007, Ciena completed a public offering of 0.875% Convertible Senior Notes due June 15, 2017, in aggregate principal amount of $500.0 million. Interest is payable on June 15 and December 15 of each year, beginning on December 15, 2007. The notes are senior unsecured obligations of Ciena and rank equally with all of Ciena’s other existing and future senior unsecured debt.
     At the election of the holder, notes may be converted prior to maturity into shares of Ciena common stock at the initial conversion rate of 26.2154 shares per $1,000 in principal amount, which is equivalent to an initial conversion price of approximately $38.15 per share. The notes are not redeemable by Ciena prior to maturity.
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
     Ciena used approximately $42.5 million of the net proceeds of this offering to purchase a call spread option on its common stock that is intended to limit exposure to potential dilution from conversion of the notes. At July 27, 2007, the fair value of the outstanding $500.0 million in aggregate principal amount of 0.875% convertible senior notes was $529.7 million, based on the quoted market price for the notes.
(12) INCOME (LOSS) PER SHARE CALCULATION
     The following table (in thousands except per share amounts) is a reconciliation of the numerator and denominator of the basic net income (loss) per common share (“Basic EPS”) and the diluted net income (loss) per dilutive potential common share (“Diluted EPS”). Basic EPS is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of (i) common shares outstanding, (ii) shares issuable upon vesting of restricted stock units, (iii) shares issuable upon exercise of outstanding stock options, employee stock purchase plan options and warrants using the treasury stock method; and (iv) shares underlying the 0.25% and 0.875% convertible senior notes. Because they were issued on June 11, 2007, Diluted EPS reflects only a portion of the shares underlying the 0.875% convertible notes for the third quarter and nine months ended July 31, 2007.

Numerator

	Quarter Ended July 31,		Nine Months Ended July 31,
	2006	2007	2006	2007
Net income (loss)	$(4,285)	$28,312	$(12,486)	$52,378
Add: Interest expense associated with 0.25% convertible senior notes	—	469	—	1,408
Add: Interest expense associated with 0.875% convertible senior notes	—	783	—	783

Net income (loss) used to calculate Diluted EPS	$(4,285)	$29,564	$(12,486)	$54,569

Denominator

	Quarter Ended July 31,		Nine Months Ended July 31,
	2006	2007	2006	2007

Basic weighted average shares outstanding	84,197	85,651	83,568	85,268

Add: Shares underlying outstanding stock options, employees stock purchase plan options, warrants and restricted stock units	—	1,482	—	1,066
Add: Shares underlying 0.25% convertible senior notes	—	7,590	—	7,590
Add: Shares underlying 0.875% convertible senior notes	—	6,845	—	2,265

Dilutive weighted average shares outstanding	84,197	101,568	83,568	96,189

EPS

	Quarter Ended July 31,		Nine Months Ended July 31,
	2006	2007	2006	2007

Basic EPS	$(0.05)	$0.33	$(0.15)	$0.61

Diluted EPS	$(0.05)	$0.29	$(0.15)	$0.57

Explanation of Shares Excluded due to Anti-Dilutive Effect
     For the quarter and nine months ended July 31, 2006, approximately 13.6 million and 9.1 million shares, respectively, representing the weighted average number of shares underlying outstanding stock options, restricted stock units, warrants and convertible notes, are considered anti-dilutive because Ciena incurred net losses during these periods.
     For the quarter and nine months ended July 31, 2007, approximately 3.1 million shares and 4.2 million shares, respectively, representing the weighted average number of shares underlying outstanding stock options, employee stock purchase plan options, restricted stock units, and warrants are considered anti-dilutive because the exercise price of these equity awards is greater than the average per share closing price on the NASDAQ Stock Market during this period. In addition, for each of the quarter and nine months ended July 31, 2007, approximately 0.7 million shares, representing the weighted average number of shares issuable upon conversion of Ciena’s 3.75% convertible notes, are considered anti-dilutive pursuant to SFAS 128 because the related interest expense on a per common share “if converted” basis exceeds Basic EPS for the periods.

     The following table (in thousands except per share amounts) summarizes the shares excluded from the calculation of the denominator for Basic and Diluted EPS due to their anti-dilutive effect:
Shares excluded from EPS Denominator due to anti-dilutive effect

	Quarter Ended July 31,		Nine Months Ended July 31,
	2006	2007	2006	2007
Shares underlying outstanding stock options, employee stock purchase plan options, warrants and restricted stock units	5,298	3,087	5,309	4,114
Shares underlying 3.75% convertible notes	742	742	760	742
Shares underlying 0.25% convertible senior notes	7,590	—	3,069	—

Total excluded due to anti-dilutive effect	13,630	3,829	9,138	4,856

(13) STOCKHOLDERS’ EQUITY
Call Spread Option
     Ciena holds two call spread options on its common stock relating to the shares issuable upon conversion of two issues of its convertible notes. These call spread options are designed to mitigate exposure to potential dilution from the conversion of the notes. Ciena purchased a call spread option relating to the 0.25% Convertible Senior Notes due May 1, 2013 for $28.5 million during the second quarter of fiscal 2006. Ciena purchased a call spread option relating to the 0.875% Convertible Senior Notes due June 15, 2017 for $42.5 million during the third quarter of fiscal 2007. In each case, the call spread options were purchased at the time of the notes offering from an affiliate of the underwriter. The cost of each call spread option was recorded as a reduction in additional paid in capital.
     Each call spread option is exercisable, upon maturity of the relevant issue of convertible notes, for such number of shares of Ciena common stock issuable upon conversion of that series of notes in full. Each call spread option has a “lower strike price” equal to the conversion price for the notes and a “higher strike price” that serves to cap the amount of dilution protection provided. At its election, Ciena can exercise the call spread options on a net cash basis or a net share basis. The value of the consideration of a net share settlement will be equal to the value upon a net cash settlement and can range from $0, if the market price per share of Ciena common stock upon exercise is equal to or below the lower strike price, to approximately $45.7 million (in the case of the April 2006 call spread option) or approximately $76.1 million (in the case of the June 2007 call spread), if the market price per share of Ciena common stock upon exercise is at or above the higher strike price. If the market price on the date of exercise is between the lower strike price and the higher strike price, in lieu of a net settlement, Ciena may elect to receive the full number of shares underlying the call spread option by paying the aggregate option exercise price, which is equal to the original principal outstanding on that series of notes. Should there be an early unwind of the call spread option, the amount of cash or shares to be received by Ciena will depend upon the existing overall market conditions, and on Ciena’s stock price, the volatility of Ciena’s stock and the remaining term of the call spread option. The number of shares subject to the call spread options and the lower and higher strike prices are subject to customary adjustments.
(14) SHARE-BASED COMPENSATION EXPENSE
     On November 1, 2005, Ciena adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for share-based awards based on estimated fair values. Ciena currently grants share-based awards under its 2000 Equity Incentive Plan (the “2000 Plan”) and the 2003 Employee Stock Purchase Plan (the “ESPP”).
Ciena Corporation 2000 Equity Incentive Plan
     The 2000 Plan is a shareholder approved plan that was assumed by Ciena as a result of its merger with ONI. It authorizes the issuance of stock options, restricted stock, restricted stock units and stock bonuses to employees, officers, directors, consultants, independent contractors and advisors. The Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for equity awards, including number of shares, vesting conditions and any required service or other performance criteria. The maximum term of any award under the 2000 Plan is ten years. The exercise price of options may not be less than 85% of the fair market value of the stock at the date of grant, or 100% of the fair market value for qualified options.

     Under the terms of the 2000 Plan, the number of shares authorized for issuance will increase by 5.0% of the number of Ciena shares issued and outstanding on January 1 of each year, unless the Compensation Committee reduces the amount of the increase in any year. No additional shares were added to the Plan as a result of this provision in 2005, 2006 or 2007. In addition to the evergreen provision, any shares subject to awards under the ONI 1997 Stock Plan, ONI 1998 Equity Incentive Plan, or ONI 1999 Equity Incentive Plan that are forfeited or cancelled are available for issuance under the 2000 Plan. As of July 31, 2007, there were 4.1 million shares authorized and available for issuance under the 2000 Plan.
     Stock Options
     Outstanding stock option awards to employees are generally subject to time-based vesting restrictions and vest incrementally over a four-year period, with awards subject to 12 months of accelerated vesting upon a change in control. The fair value of each option is recognized as stock-based compensation expense on a straight-line basis over the requisite service period. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Quarter Ended July 31,		Nine Months Ended July 31,
	2006	2007	2006	2007
Expected volatility	61.5%	55.8%	61.5%	55.8%
Risk-free interest rate	5.0% - 5.1%	4.8% - 5.1%	4.3% - 5.1%	4.4% - 5.1%
Expected life (years)	6.0 - 6.1	6.0 - 6.1	5.5 - 6.1	6.0 - 6.1
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
     Consistent with SFAS 123(R) and SAB 107, Ciena considered the implied volatility and historical volatility of its stock price in determining its expected volatility, and, finding both to be equally reliable, determined that a combination of both would result in the best estimate of expected volatility.
     The risk-free interest rate assumption is based upon observed interest rates for U.S. Treasury bonds appropriate for the term of Ciena’s employee stock options.
     The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. Because Ciena considers its options to be “plain vanilla,” it calculates the expected life using the simplified method prescribed in SAB 107. Under SAB 107, options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at-the-money”; exerciseability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non-transferable and non-hedgeable.
     A dividend yield assumption of 0% is used based on Ciena’s lack of dividend history and because Ciena does not have expect to make dividend payments in the foreseeable future.
     The following table is a summary of Ciena’s stock option activity during fiscal 2007 (shares in thousands):

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance as of October 31, 2006	7,110	$48.52
Granted	515	28.21
Exercised	(796)	21.52
Canceled	(362)	39.18

Balance as of July 31, 2007	6,467	$50.75

     The total intrinsic value of options exercised during the first nine months of fiscal 2007 was $9.1 million.

     The following table summarizes information with respect to stock options outstanding at July 31, 2007, based on Ciena’s closing stock price on July 27, 2007 of $36.21 per share (shares and intrinsic value in thousands):

			Options Outstanding at July 31, 2007				Vested Options at July 31, 2007
				Weighted				Weighted
				Average				Average
				Remaining	Weighted			Remaining	Weighted
	Range of			Contractual	Average	Aggregate		Contractual	Average	Aggregate
	Exercise			Life	Exercise	Intrinsic		Life	Exercise	Intrinsic
	Price		Number	(Years)	Price	Value	Number	(Years)	Price	Value
$ 0.01	—	$16.52	758	7.55	$14.65	$16,345	340	6.99	$12.73	$7,971
$16.53	—	$17.43	714	7.81	17.20	13,565	313	7.62	17.12	5,977
$17.44	—	$22.96	658	7.03	21.77	9,504	617	6.91	21.80	8,899
$22.97	—	$31.36	937	8.11	27.72	7,959	442	6.68	27.53	3,834
$31.37	—	$31.71	880	5.43	31.70	3,969	860	5.35	31.71	3,870
$31.72	—	$46.97	717	6.05	40.53	197	648	5.69	41.09	106
$46.98	—	$83.13	768	4.68	60.51	—	768	4.68	60.51	—
$83.14	—	$1,046.50	1,035	3.50	155.63	—	1,035	3.50	155.63	—

$ 0.01	—	$1,046.50	6,467	6.16	$50.75	$51,539	5,023	5.47	$59.08	$30,657

     As of July 31, 2007, total unrecognized compensation expense related to unvested stock options was $12.9 million. This expense is expected to be recognized over a weighted-average period of 1.7 years.
     Restricted Stock Units
     A restricted stock unit is a stock award that entitles the holder to receive shares of Ciena common stock as the unit vests. Ciena’s outstanding restricted stock unit awards are subject to time-based vesting conditions or performance-based vesting conditions.
     Awards subject to time-based conditions typically vest in increments over a four-year period. Ciena calculates the fair value of these awards based on the fair value of the underlying common stock at the time of grant and recognizes the expense, net of estimated forfeitures, ratably over the vesting period on a straight-line basis.
     Awards with performance-based vesting conditions require the achievement of certain company-based, financial or other performance criteria or targets as a condition to the vesting, or acceleration of vesting, of such awards. Ciena determines the fair value of these awards based on the fair value of the underlying common stock at the time of grant. The fair value, net of estimated forfeitures, is recognized as share-based expense over the performance period, using graded vesting and based upon Ciena’s determination of whether it is probable that the performance targets will be achieved. At each reporting period, Ciena reassess the probability of achieving the performance targets and the performance period required to meet those targets. Determining whether the performance targets will be achieved involves judgment, and the estimate of expense is revised periodically based on the probability of achieving the performance targets. Revisions are reflected in the period in which the estimate is changed. If any performance goals are not met, no compensation cost is ultimately recognized and, to the extent previously recognized, compensation cost is reversed.
     The following table is a summary of Ciena’s restricted stock unit activity during fiscal 2007, based on Ciena’s closing stock price on July 27, 2007 of $36.21 per share (shares and fair value in thousands):

		Weighted
		Average
	Restricted	Grant Date
	Stock Units	Fair Value	Aggregate
	Outstanding	Per Share	Fair Value
Balance as of October 31, 2006	162	$22.99	$3,829
Granted	1,184
Converted	(129)
Canceled or forfeited	(52)

Balance as of July 31, 2007	1,165	$27.36	$42,201

     The weighted average fair value for restricted stock units granted during the three months and nine months ended July 31, 2006 was $30.66 and $19.25, respectively. The weighted average fair value for restricted stock unit award granted during the three months and nine months ended July 31, 2007 was $35.69 and $27.86, respectively. The total fair value of restricted stock units that vested and were converted into common stock during the first nine months of fiscal 2007 was $4.5 million.
     As of July 31, 2007, total unrecognized compensation expense related to restricted stock units was $26.4 million. This expense is expected to be recognized over a weighted-average period of 1.9 years.
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
     The amendments to the ESPP for offer periods on or after September 15, 2006 described above were intended to enable the ESPP to be considered a non-compensatory plan under FAS 123(R) for future offering periods. For offer periods that commenced prior to September 15, 2006, however, fair value is determined as of the grant date, using the graded vesting approach. Under the graded vesting approach, the 24-month ESPP offer period, which consists of four, six-month purchase periods, is treated for valuation purpose as four separate option tranches with individual lives of six, 12, 18 and 24 months, each commencing on the initial grant date. Each tranche is expensed straight-line over its individual life.
     The following table is a summary of ESPP activity during fiscal 2007 (shares and fair value in thousands):

	ESPP shares available for	Intrinisic value at
	issuance	exercise date
Balance as of October 31, 2006	2,976
Evergreen provision	571
Issued	(119)	$1,137

Balance as of July 31, 2007	3,428

     As of July 31, 2007, unrecognized compensation expense related to the ESPP was $0.1 million. This expense is expected to be recognized over a weighted-average period of 0.6 years.

Share-Based Compensation Recognized under SFAS 123(R)
     The following table summarizes share-based compensation expense under SFAS 123(R) for the quarters and nine months ended July 31, 2006 and July 31, 2007, which was allocated as follows (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2006	2007	2006	2007
Product costs	$361	$131	$871	$714
Service costs	211	225	604	703

Share-based compensation expense included in cost of sales	572	356	1,475	1,417

Research and development	1,061	985	4,119	2,813
Sales and marketing	715	1,898	2,709	4,804
General and administrative	594	1,724	2,422	4,616

Share-based compensation expense included in operating expense	2,370	4,607	9,250	12,233

Stock-based compensation expense capitalized in inventory, net	(107)	358	228	608

Total share-based compensation	$2,835	$5,321	$10,953	$14,258

     Because share-based compensation expense is recognized only for those awards that are ultimately expected to vest, these amounts reflect a reduction for estimated forfeitures. Ciena estimates forfeitures at the time of grant and revises those estimates in subsequent periods based upon new or changed information. Ciena relies upon historical experience in establishing forfeiture rates. If actual forfeitures differ from current estimates, total unrecognized share-based compensation expense will be adjusted for future changes in estimated forfeitures.
(15) COMPREHENSIVE INCOME (LOSS)
     The components of comprehensive income (loss) were as follows (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2006	2007	2006	2007
Net income (loss)	$(4,285)	$28,312	$(12,486)	$52,378
Change in unrealized loss on available-for-sale securities, net	464	(47)	2,271	217
Change in accumulated translation adjustments	27	(188)	—	(1,070)

Total comprehensive income (loss)	$(3,794)	$28,077	$(10,215)	$51,525

(16) ENTITY WIDE DISCLOSURES
     The following table reflects Ciena’s geographic distribution of revenue. Revenue attributable to geographic regions outside of the United States is reflected as International revenue, with any country accounting for greater than 10% of total revenue in the period specifically identified. For the periods below, Ciena’s geographic distribution of revenue was as follows (in thousands, except percentage data):

	Quarter Ended July 31,				Nine Months Ended July 31,
	2006	%*	2007	%*	2006	%*	2007	%*
United States	$116,419	76.3	$145,417	71.0	$314,468	77.8	$404,683	71.8
United Kingdom	n/a	—	21,940	10.7	n/a	—	71,136	12.6
International	36,080	23.7	37,594	18.3	89,636	22.2	87,760	15.6

Total	$152,499	100.0	$204,951	100.0	$404,104	100.0	$563,579	100.0

*	Denotes % of Total revenue

n/a Denotes less than 10% for period

     The following table reflects Ciena’s geographic distribution of equipment, furniture and fixtures. Equipment, furniture and fixtures attributable to geographic regions outside of the United States are reflected as International, with any country attributable for greater than 10% of total equipment, furniture and fixtures specifically identified. For the periods below, Ciena’s geographic distribution of equipment, furniture and fixtures was as follows (in thousands, except percentage data):

	October 31,		July 31,
	2006	%*	2007	%*
United States	$21,934	74.5	$32,680	78.8
International	7,493	25.5	8,782	21.2

Total	$29,427	100.0	$41,462	100.0

*	Denotes % of Total Equipment, Furniture and Fixtures
     For the periods below, Ciena’s distribution of revenue was as follows (in thousands, except percentage data):

	Quarter Ended July 31,				Nine Months Ended July 31,
	2006	%*	2007	%*	2006	%*	2007	%*
Converged Ethernet infrastructure (1)	$117,121	76.8	$166,969	81.5	$292,863	72.4	$464,267	82.4
Ethernet access (2)	20,688	13.6	15,174	7.4	68,095	16.9	37,370	6.6

Total Product	137,809	90.4	182,143	88.9	360,958	89.3	501,637	89.0
Global network services	14,690	9.6	22,808	11.1	43,146	10.7	61,942	11.0

Total	$152,499	100.0	$204,951	100.0	$404,104	100.0	$563,579	100.0

*	Denotes % of total revenue

(1)	Converged Ethernet infrastructure incorporates all products previously in our optical networking and data networking product groups and related software.

(2)	Ethernet access includes all products and related software previously in our broadband access product group, as well as our recently announced CN 3000 Ethernet Access series.
     For the periods below, customers accounting for at least 10% of Ciena’s revenue were as follows (in thousands, except percentage data):

	Quarter Ended July 31,				Nine Months Ended July 31,
	2006	%*	2007	%*	2006	%*	2007	%*
Company A	41,494	27.3	24,399	12.0	52,056	12.9	81,605	14.4
Company B	18,650	12.2	21,375	10.4	60,244	14.9	58,463	10.4
Company C	18,650	12.2	53,584	26.1	50,778	12.6	125,059	22.2

Total	$78,794	51.7	$99,358	48.5	$163,078	40.4	$265,127	47.0

*	Denotes % of total revenue
(17) CONTINGENCIES
Foreign Tax Contingencies
     Ciena has received assessment notices totaling $6.6 million from the Mexican tax authorities asserting deficiencies in payments between 2001 and 2005 related primarily to income taxes and import taxes and duties. Ciena has filed judicial petitions appealing these assessments. As of July 31, 2007 and October 31, 2006, Ciena had accrued liabilities of $0.8 million and $0.7 million, respectively, related to these contingencies, which are reported as a component of other current accrued liabilities. As of July 31, 2007, Ciena estimates that it could be exposed to possible losses of up to $5.8 million for which it has not accrued liabilities. Ciena has not accrued these liabilities because it does not deem such losses probable. Ciena continues to evaluate the likelihood of probable and reasonably possible losses, if any, related to these assessments. As a result, future increases or decreases to accrued liabilities may be necessary and will be recorded in the period when such amounts are probable and estimable.
Litigation
     On October 3, 2000, Stanford University and Litton Systems filed a complaint in the United States District Court for the Central District of California against Ciena and several other defendants, alleging that optical fiber amplifiers incorporated into certain of those parties’ products infringe U.S. Patent No. 4,859,016 (the “‘016 Patent”). The complaint seeks injunctive relief, royalties and damages. On October 10, 2003, the court stayed the case pending final resolution of matters before the U.S. Patent and Trademark Office (the “PTO”), including a request for and disposition of a reexamination of the ‘016 Patent. On October 16, 2003 and November 2, 2004, the PTO granted reexaminations of the ‘016 Patent, resulting in a continuation of the stay of the case. On September 11, 2006, the PTO issued a Notice of Intent to Issue a Reexamination Certificate and Statement of Reasons for Patentability/Confirmation, stating its intent to confirm certain claims of the ‘016 Patent. On June 22, 2007, in response to the plaintiffs’ most recent status report, the district court issued an order lifting the stay of the case. The district court subsequently scheduled a final pretrial conference for January 14, 2008, and the parties are currently negotiating a case management schedule. Separately, on July 2, 2007, defendant JDS Uniphase filed a request for Ex Parte reexamination of the ‘016 Patent with the PTO and a request that the district court reinstate the stay of the case on the basis of its reexamination request. On August 21, 2007, the PTO vacated the filing date assigned to JDS Uniphase’s request for failure to comply with certain substantive requirements and provided a 30 day cure period. Ciena believes that it has valid defenses to the lawsuit and intends to defend it vigorously.

     As a result of its merger with ONI Systems Corp. in June 2002, Ciena became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of ONI’s common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Ms. Davis have been dismissed from the action without prejudice pursuant to a tolling agreement. In July 2004, following mediated settlement negotiations, the plaintiffs, the issuer defendants (including Ciena), and their insurers entered into a settlement agreement, whereby the plaintiffs’ cases against the issuers would be dismissed, the insurers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to assign or surrender to the plaintiffs certain claims the issuers may have against the underwriters. The settlement agreement did not require Ciena to pay any amount toward the settlement or to make any other payments. In October 2004, the district court certified a class with respect to the Section 10(b) claims in six “focus cases” selected out of all of the consolidated cases, which cases did not include Ciena, and which decision was appealed by the underwriter defendants to the U.S. Court of Appeals for the Second Circuit. On February 15, 2005, the district court granted the motion filed by the plaintiffs and issuer defendants for preliminary approval of the settlement agreement, subject to certain modifications to the proposed bar order, and on August 31, 2005, the district court issued a preliminary order approving the revised stipulated settlement agreement. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the district court’s grant of class certification in the six focus cases. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit’s decision, the issuer defendants have informed the district court that the settlement cannot be approved as currently constituted because the defined settlement class cannot be certified. It is unclear whether or not the issuer defendants will be able to renegotiate a settlement with the plaintiffs and insurers that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, Ciena cannot accurately predict the ultimate outcome of the matter at this time.
     On April 9, 2007, QPSX Developments 5 Pty. Ltd. (a subsidiary of Ipernica Ltd.) filed a complaint in the United States District Court for the Eastern District of Texas against Ciena and several other defendants, alleging that certain of the parties’ products infringe U.S. Patent No. 5,689,499. After successful settlement negotiations, Ciena entered into an agreement with QPSX pursuant to which, in exchange for a one-time payment of approximately $2.3 million, Ciena obtained a fully paid-up license to all of the patents held by QPSX and its affiliates and a release from all claims for damages relating to such patents. On August 23, 2007, the district court granted the parties’ joint motion to dismiss the case against Ciena with prejudice. The settlement amount was recorded as an expense during the third quarter of fiscal 2007.
     In addition to the matters described above, Ciena is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, Ciena does not expect that the ultimate costs to resolve these matters will have a material effect on its results of operations, financial position or cash flows.

(18) SUBSEQUENT EVENTS
     Following the end of the third quarter of fiscal 2007, on August 15, 2007, Ciena paid $53 million in connection with the transfer and settlement of its lease obligation related to previously restructured facilities in San Jose, CA. This transaction resulted in a gain on lease settlement of approximately $5.0 million by eliminating Ciena’s remaining unfavorable lease commitment balance of $34.9 million and reducing its restructuring liabilities by $23.5 million, offset by approximately $0.4 million of other expenses.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Some of the statements contained, or incorporated by reference, in this quarterly report discuss future events or expectations, contain projections of results of operations or financial condition, changes in the markets for our products and services, or state other “forward-looking” information. Our “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those words and other comparable words. You should be aware that these statements only reflect our current predictions and beliefs. These statements are subject to known and unknown risks, uncertainties and other factors, and actual events or results may differ materially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed throughout this report, particularly under the heading “Risk Factors” in Item 1A of Part II of this report below. You should review these risk factors and the rest of this quarterly report in combination with the more detailed description of our business in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on January 10, 2007, for a more complete understanding of the risks associated with an investment in Ciena’s securities. Ciena undertakes no obligation to revise or update any forward-looking statements.
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
     Revenue for the third quarter of fiscal 2007 was $205.0 million, representing a 34.4% increase from $152.5 million in the third quarter of fiscal 2006 and a 5.9% sequential increase from $193.5 million in the second quarter of fiscal 2007. The sequential increase was due primarily to higher sales of converged Ethernet infrastructure products to telecommunications carriers. We believe that our market positioning and product offering has enabled us to benefit from customers’ continued investment in their networks to address capacity needs and their transition from existing network infrastructures to Ethernet/IP-based networks capable of supporting a broader mix of services.
     A sizable portion of our revenue comes from sales to telecommunications service providers for large network builds. These projects are generally characterized by large and sporadic equipment orders and contract terms that can result in the recognition or deferral of significant amounts of revenue in a given quarter. The effect of these factors, and others described elsewhere in this report can cause our revenue and operating results to fluctuate on a quarterly basis.
     The consolidation of several of our largest customers continues to affect our concentration of revenue. For the third quarter of 2007, three customers each accounted for greater than 10% of our revenue and 48.5% in the aggregate. This concentration of our revenue exposes us to additional risks, including greater pricing pressure and increased susceptibility to changes in customers’ network strategy or reductions in their capital expenditures.
     Gross margin for the third quarter of fiscal 2007 was 47.7%, up sequentially from 42.3% in the second quarter of fiscal 2007. For the third quarter of fiscal 2007, product gross margin was 53.7% and services gross margin was (0.4%). Sequential gross margin improvement was largely due to favorable product mix and product cost reductions. Services gross margin was negatively affected due to higher deployment overhead costs related to our transition of certain deployment activities for international network infrastructure projects from third party service providers to expanded internal resources. Our gross margin remains susceptible to fluctuation as a result of the mix of customers and products in any given quarter and the effect of changes in our services gross margin.

     Operating expense for the third quarter of fiscal 2007 was $81.6 million, an increase from $79.1 million in the second quarter of fiscal 2007. Operating expense for the third quarter of fiscal 2007 reflects a $2.9 million increase in general and administrative expense, primarily due to costs associated with the settlement of patent-related disputes. While operating expense increased sequentially in absolute terms, it continues to decrease as a percentage of revenue.
     Income from operations for the third quarter of fiscal 2007 increased sequentially from $2.7 million to $16.0 million. Net income for the third quarter of fiscal 2007 was $28.3 million, or $0.29 per diluted share. This compares with net income of $13.0 million, or $0.14 per diluted share, for the second quarter of fiscal 2007.
     We generated $64.1 million in cash from operations during the third quarter of fiscal 2007, consisting of $44.1 million in cash from net income (adjusted for non-cash charges) and a $20.0 million net increase in cash resulting from changes in working capital. This compares with $44.6 million in cash generated from operations during the second quarter of fiscal 2007, consisting of $31.4 million in cash from net income (adjusted for non-cash charges) and a $13.2 million net decrease in cash resulting from changes in working capital.
     On June 11, 2007, we completed a $500.0 million public offering of 0.875% Convertible Senior Notes due June 15, 2017. This offering resulted in net proceeds of approximately $446.1 million, after deducting underwriting discounts, expenses and $42.5 million we used to purchase a call spread option on our common stock. The call spread option is intended to mitigate our exposure to potential dilution from the conversion of the notes. We expect to use the net proceeds of the offering for general corporate purposes, which may include the repurchase, or repayment at maturity, of our outstanding 3.75% convertible notes. The remaining principal balance on our outstanding 3.75% convertible notes of $542.3 million becomes due and payable on February 1, 2008. See Notes 11 and 13 to our financial statements for a discussion of our convertible notes and call spread options, and “Liquidity and Capital Resources” below for a discussion of our cash and cash equivalents, short-term investments and long-term investments at July 31, 2007.
     As of July 31, 2007, headcount was 1,770, up from 1,683 at April 30, 2007 and 1,422 at July 31, 2006.
Results of Operations
Three months ended July 31, 2006 compared to three months ended July 31, 2007
Revenue, cost of goods sold and gross profit
     In this report we discuss our revenue in three major groupings as follows:
1.	Converged Ethernet Infrastructure. This group incorporates all products previously in our optical networking and data networking product groups and related software.

2.	Ethernet Access. This group includes all products and related software previously in our broadband access product group, as well as our recently announced CN 3000 Ethernet Access Series.

3.	Global Network Services. This group continues to include revenue associated with our service, support and training activities.
     Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees, direct technical support costs, cost of excess and obsolete inventory and overhead related to manufacturing, technical support and engineering, furnishing and installation operations.

     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Quarter Ended July 31,				Increase
	2006	%*	2007	%*	(decrease)	%**
Revenue:
Products	$137,809	90.4	$182,143	88.9	$44,334	32.2
Services	14,690	9.6	22,808	11.1	8,118	55.3

Total revenue	152,499	100.0	204,951	100.0	52,452	34.4

Costs:
Products	70,356	46.1	84,383	41.2	14,027	19.9
Services	10,479	6.9	22,903	11.2	12,424	118.6

Total cost of goods sold	80,835	53.0	107,286	52.3	26,451	32.7

Gross profit	$71,664	47.0	$97,665	47.7	$26,001	36.3

*	Denotes % of total revenue

**	Denotes % change from 2006 to 2007
     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit for the periods indicated:

	Quarter Ended July 31,				Increase
	2006	%*	2007	%*	(decrease)	%**
Product revenue	$137,809	100.0	$182,143	100.0	$44,334	32.2
Product cost of goods sold	70,356	51.1	84,383	46.3	14,027	19.9

Product gross profit	$67,453	48.9	$97,760	53.7	$30,307	44.9

*	Denotes % of product revenue

**	Denotes % change from 2006 to 2007
     The table below (in thousands, except percentage data) sets forth the changes in service revenue, service cost of goods sold and service gross profit (loss) for the periods indicated:

	Quarter Ended July 31,				Increase
	2006	%*	2007	%*	(decrease)	%**
Service revenue	$14,690	100.0	$22,808	100.0	$8,118	55.3
Service cost of goods sold	10,479	71.3	22,903	100.4	12,424	118.6

Service gross profit (loss)	$4,211	28.7	$(95)	(0.4)	$(4,306)	(102.3)

*	Denotes % of service revenue

**	Denotes % change from 2006 to 2007
     The table below (in thousands, except percentage data) sets forth the changes in distribution of revenue for the periods indicated:

	Quarter Ended July 31,				Increase
	2006	%*	2007	%*	(decrease)	%**
Converged Ethernet infrastructure	$117,121	76.8	$166,969	81.5	$49,848	42.6
Ethernet access	20,688	13.6	15,174	7.4	(5,514)	(26.7)
Global network services	14,690	9.6	22,808	11.1	8,118	55.3

Total	$152,499	100.0	$204,951	100.0	$52,452	34.4

*	Denotes % of total revenue

**	Denotes % change from 2006 to 2007

     Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Quarter Ended July 31,				Increase
	2006	%*	2007	%*	(decrease)	%**
United States	$116,419	76.3	$145,417	71.0	$28,998	24.9
International	36,080	23.7	59,534	29.0	23,454	65.0

Total	$152,499	100.0	$204,951	100.0	$52,452	34.4

*	Denotes % of total revenue

**	Denotes % change from 2006 to 2007
     Certain customers each accounted for at least 10% of our revenue for the periods indicated (in thousands, except percentage data) as follows:

	Quarter Ended July 31,
	2006	%*	2007	%*
Company A	41,494	27.3	24,399	12.0
Company B	18,650	12.2	21,375	10.4
Company C	18,650	12.2	53,584	26.1

Total	$78,794	51.7	$99,358	48.5

*	Denotes % of total revenue
     Revenue
•	Product revenue increased due to a $49.8 million increase in sales of our converged Ethernet infrastructure products. This primarily reflects a $42.9 million increase in sales of core switching products and an $11.2 million increase of our CN 4200™ FlexSelect™ Advanced Service Platform. Product revenue was also affected by a $5.5 million decrease in revenue from Ethernet access products.
•	Service revenue increased primarily due to increases of $6.3 million in deployment service sales and $1.5 million in maintenance and support services.
•	United States revenue increased due to a $31.6 million increase in sales of our converged Ethernet infrastructure products. This primarily reflects a $39.8 million increase in sales of core switching products. United States revenue was also affected by a $5.5 million decrease of revenue from Ethernet access products.
•	International revenue increased due to an $18.2 million increase in sales of our converged Ethernet infrastructure products. This primarily reflects increases of $8.3 million in sales of core transport products and $10.0 million of our CN 4200™ FlexSelect™ Advanced Service Platform. International revenue also reflects an increase of $5.2 million in service revenue, primarily related to deployment services.
     Gross profit
•	Gross profit as a percentage of revenue increased primarily due to higher gross margin on product revenue, slightly offset by a decline in services gross margin.
•	Gross profit on products as a percentage of product revenue increased primarily due to lower warranty expense, a reduction in excess and obsolete inventory costs, product and manufacturing cost improvements and favorable customer and product mix.
•	Gross profit on services as a percentage of services revenue decreased significantly as a result of increased deployment overhead costs associated with the expansion of our internal resources related to deployment activities for international network infrastructure projects.

Operating expense
The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Quarter Ended July 31,				Increase
	2006	%*	2007	%*	(decrease)	%**
Research and development	$26,190	17.2	$31,671	15.5	$5,481	20.9
Selling and marketing	24,903	16.3	30,303	14.8	5,400	21.7
General and administrative	16,217	10.6	14,564	7.1	(1,653)	(10.2)
Amortization of intangible assets	6,295	4.1	6,295	3.1	—	0.0
Restructuring costs (recoveries)	11,008	7.2	(1,196)	(0.6)	(12,204)	(110.9)
Recovery of doubtful accounts, net	(139)	(0.1)	—	—	139	(100.0)

Total operating expense	$84,474	55.3	$81,637	39.9	$(2,837)	(3.4)

*	Denotes % of total revenue

**	Denotes % change from 2006 to 2007
•	Research and development expense increased due to higher employee compensation cost of $4.3 million, primarily due to growth in headcount at our India development center. Other increases included $0.8 million in facilities and information systems costs, $0.8 million in prototype expense and $0.2 million in travel-related expenditures. This was partially offset by a decrease in consulting expense of $0.8 million.

•	Selling and marketing expense increased primarily due to increases of $3.2 million in employee compensation, $0.6 million in travel expense, $0.4 million in tradeshow activities, $0.4 million in facilities and information systems costs, $0.2 million in demonstration equipment costs and $0.2 million in consulting expense.

•	General and administrative expense decreased due to a reduction in legal expense of $4.6 million, partially offset by increases of $2.6 million in employee compensation and $0.3 million in facilities and information systems costs. Legal expense for the third quarters of fiscal 2006 and 2007 included $5.7 million and $2.3 million, respectively, in costs associated with settlements of patent litigation.

•	Amortization of intangible assets costs was unchanged.

•	Restructuring costs during the third quarter of fiscal 2007 reflect an adjustment primarily related to the return to use of a previously restructured facility. During the third quarter of fiscal 2006, we recorded an adjustment of $10.1 million primarily due to changes in market conditions related to our former facilities in San Jose, CA. In the third quarter of fiscal 2006, we also recorded charges totaling $0.9 million related to the closure of our facilities in Shrewsbury, NJ and Beijing, China.

•	Recovery of doubtful accounts, net for the third quarter of fiscal 2006 was related to the receipt of amounts due from customers from whom payment was previously deemed doubtful due to the customers’ financial condition.
Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Quarter Ended July 31,				Increase
	2006	%*	2007	%*	(decrease)	%**
Interest and other income, net	$14,045	9.2	$19,464	9.5	$5,419	38.6
Interest expense	$6,148	4.0	$6,931	3.4	$783	12.7
Gain on equity investments	$948	0.6	$592	0.3	$(356)	(37.6)
Provision for income taxes	$320	0.2	$841	0.4	$521	162.8

*	Denotes % of total revenue

**	Denotes % change from 2006 to 2007
•	Interest and other income, net increased in part due to higher average cash and investment balances resulting from the proceeds of our June 11, 2007 issuance of 0.875% convertible senior notes and in part due to higher interest rates. The remaining principal balance of $542.3 million on our 3.75% convertible notes becomes due and payable on February 1, 2008. The repayment of this amount will decrease our cash and investment balance significantly, reducing our interest income and expense.

•	Interest expense increased slightly, primarily due to interest associated with our June 11, 2007 issuance of 0.875% convertible senior notes.

•	Provision for income taxes was primarily attributable to foreign tax related to Ciena’s foreign operations. We will continue to maintain a valuation allowance against all net deferred tax assets until sufficient evidence exists to support its reversal.

Nine months ended July 31, 2006 compared to nine months ended July 31, 2007
Revenue, cost of goods sold and gross profit
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Nine Months Ended July 31,				Increase
	2006	%*	2007	%*	(decrease)	%**
Revenue:
Products	$360,958	89.3	$501,637	89.0	$140,679	39.0
Services	43,146	10.7	61,942	11.0	18,796	43.6

Total revenue	$404,104	100.0	$563,579	100.0	159,475	39.5

Costs:
Products	189,712	46.9	250,681	44.5	60,969	32.1
Services	29,367	7.3	59,775	10.6	30,408	103.5

Total cost of goods sold	219,079	54.2	310,456	55.1	91,377	41.7

Gross profit	$185,025	45.8	$253,123	44.9	$68,098	36.8

*	Denotes % of total revenue

**	Denotes % change from 2006 to 2007
     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit for the periods indicated:

	Nine Months Ended July 31,				Increase
	2006	%*	2007	%*	(decrease)	%**
Product revenue	$360,958	100.0	$501,637	100.0	$140,679	39.0
Product cost of goods sold	189,712	52.6	250,681	50.0	60,969	32.1

Product gross profit	$171,246	47.4	$250,956	50.0	$79,710	46.5

*	Denotes % of product revenue

**	Denotes % change from 2006 to 2007

     The table below (in thousands, except percentage data) sets forth the changes in service revenue, service cost of goods sold and service gross profit (loss) for the periods indicated:

	Nine Months Ended July 31,				Increase
	2006	%*	2007	%*	(decrease)	%**
Service revenue	$43,146	100.0	$61,942	100.0	$18,796	43.6
Service cost of goods sold	29,367	68.1	59,775	96.5	30,408	103.5

Service gross profit	$13,779	31.9	$2,167	3.5	$(11,612)	(84.3)

*	Denotes % of service revenue

**	Denotes % change from 2006 to 2007
     The table below (in thousands, except percentage data) sets forth the changes in distribution of revenue for the periods indicated:

	Nine Months Ended July 31,				Increase
	2006	%*	2007	%*	(decrease)	%**
Converged Ethernet infrastructure	$292,863	72.4	$464,267	82.4	$171,404	58.5
Ethernet access	68,095	16.9	37,370	6.6	(30,725)	(45.1)
Global network services	43,146	10.7	61,942	11.0	18,796	43.6

Total	$404,104	100.0	$563,579	100.0	$159,475	39.5

*	Denotes % of total revenue

**	Denotes % change from 2006 to 2007
     Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Nine Months Ended July 31,				Increase
	2006	%*	2007	%*	(decrease)	%**
United States	$314,468	77.8	$404,683	71.8	$90,215	28.7
International	89,636	22.2	158,896	28.2	69,260	77.3

Total	$404,104	100.0	$563,579	100.0	$159,475	39.5

*	Denotes % of total revenue

**	Denotes % change from 2006 to 2007
     Certain customers each accounted for at least 10% of our revenue for the periods indicated (in thousands, except percentage data) as follows:

	Nine Months Ended July 31,
	2006	%*	2007	%*
Company A	52,056	12.9	81,605	14.4
Company B	60,244	14.9	58,463	10.4
Company C	50,778	12.6	125,059	22.2

Total	$163,078	40.4	$265,127	47.0

*	Denotes % of total revenue

Revenue
•	Product revenue increased due to a $171.4 million increase in sales of our converged Ethernet infrastructure products. This primarily reflects increases of $90.2 million in sales of core switching products, $73.8 million of core transport products, and $42.8 million from our CN 4200™ FlexSelect™ Advanced Service Platform. Product revenue was also affected by a $30.7 million decrease of revenue from Ethernet access products.

•	Service revenue increased primarily due to increases of $13.2 million in deployment service sales and $4.1 million in maintenance and support services.

•	United States revenue increased due to a $114.1 million increase in sales of our converged Ethernet infrastructure products. This primarily reflects increases of $87.1 million in sales of core switching and $49.1 of core transport products. United States revenue also reflects a $30.9 million decrease of revenue from Ethernet access products and a $7.0 million increase of service revenue.

•	International revenue increased due to a $57.3 million increase in sales of our converged Ethernet infrastructure products. This primarily reflects increases of $24.7 million in sales of core transport products and $39.8 million of our CN 4200™ FlexSelect™ Advanced Service Platform. International revenue also reflects an increase of $11.8 million in service revenue, primarily related to deployment.
Gross profit
•	Gross profit as a percentage of revenue decreased primarily due to the significant reduction in services gross margin during the second and third quarters of fiscal 2007.

•	Gross profit on products as a percentage of product revenue increased primarily due to product mix and lower warranty expense.

•	Gross profit on services as a percentage of services revenue decreased as a result of the factors described in the quarterly analysis above.
Operating expense
     The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Nine Months Ended July 31,				Increase
	2006	%*	2007	%*	(decrease)	%**
Research and development	$84,508	20.9	$93,166	16.5	$8,658	10.2
Selling and marketing	78,132	19.3	85,360	15.1	7,228	9.3
General and administrative	37,359	9.2	36,572	6.5	(787)	(2.1)
Amortization of intangible assets	18,885	4.7	18,885	3.4	—	0.0
Restructuring costs (recoveries)	16,037	4.0	(2,396)	(0.4)	(18,433)	(114.9)
Long-lived asset impairment	(6)	—	—	—	6	(100.0)
Recovery of doubtful accounts, net	(2,990)	(0.7)	(10)	—	2,980	(99.7)
Gain on lease settlement	(11,648)	(2.9)	—	—	11,648	(100.0)

Total operating expense	$220,277	54.5	$231,577	41.1	$11,300	5.1

*	Denotes % of total revenue

**	Denotes % change from 2006 to 2007
•	Research and development expense increased due to higher employee compensation cost of $6.2 million, primarily due to growth in headcount at our India development center. Other increases included $3.1 million in prototype expense, $0.8 million in facilities and information systems costs and $0.5 million in travel-related expenditures. This was partially offset by a decrease in consulting expense of $1.6 million.

•	Selling and marketing expense increased primarily due to increases of $5.9 million in employee compensation, $0.8 million in travel expense and $0.7 million in tradeshow activities.

•	General and administrative expense decreased due to a $7.4 million reduction in legal expense, offset by increases of $6.3 million in employee compensation and $0.4 million in facilities and information systems costs. Legal expense for the first nine months of fiscal 2006 and 2007 included $5.7 million and $2.3 million, respectively, in costs associated with settlements of patent litigation.

•	Amortization of intangible assets costs was unchanged.

•	Restructuring costs during the first nine months of fiscal 2007 primarily reflect adjustments related to the return to use of previously restructured facilities. During the first nine months of fiscal 2006, we recorded an adjustment of $9.7 million primarily due to changes in market conditions related to our former facilities in San Jose, CA. In the first nine months of fiscal 2006, we also recorded charges totaling $6.3 million related to the closure of our facilities in Kanata, Ontario, Shrewsbury, NJ and Beijing, China.

•	Recovery of doubtful accounts, net during the first nine months of fiscal 2006 and fiscal 2007 was related to the payment of amounts due from customers from whom payment was previously deemed doubtful due to the customers’ financial condition.

•	Gain on lease settlement for the first nine months of fiscal 2006 was related to the termination of the lease obligations for our former Freemont, CA and Cupertino, CA facilities.

Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Nine Months Ended July 31,				Increase
	2006	%*	2007	%*	(decrease)	%**
Interest and other income, net	$34,504	8.5	$51,206	9.1	$16,702	48.4
Interest expense	$18,016	4.5	$19,227	3.4	$1,211	6.7
Gain (loss) on equity investments	$215	0.1	$592	0.1	$377	175.3
Gain on extinguishment of debt	$7,052	1.7	$—	—	$(7,052)	(100.0)
Provision for income taxes	$989	0.2	$1,739	0.3	$750	75.8

*	Denotes % of total revenue

**	Denotes % change from 2006 to 2007
•	Interest and other income, net increased in part due to higher average cash and investment balances resulting from the proceeds of our April 10, 2006 issuance of 0.25% convertible senior notes and our June 11, 2007 issuance of 0.875% convertible senior notes, and in part due to higher interest rates.

•	Interest expense increased primarily due to interest associated with our April 10, 2006 issuance of 0.25% convertible senior notes and June 11, 2007 issuance of 0.875% convertible senior notes.

•	Gain on extinguishment of debt for the first nine months of fiscal 2006 resulted from our repurchase of $106.5 million of our outstanding 3.75% convertible notes in open market transactions for $98.4 million. We recorded a gain on the extinguishment of debt in the amount of $7.1 million, which consists of the $8.1 million gain from the repurchase of the notes, less $1.0 million of associated debt issuance costs.

•	Provision for income taxes was primarily attributable to foreign tax related to our foreign operations. We will continue to maintain a valuation allowance against all net deferred tax assets until sufficient evidence exists to support its reversal.
Liquidity and Capital Resources
     At July 31, 2007, our principal source of liquidity was cash and cash equivalents, short-term investments and long-term investments. The following table summarizes our cash and cash equivalents, short-term investments and long-term investments (in thousands):

	October 31,	July 31,	Increase
	2006	2007	(decrease)
Cash and cash equivalents	$220,164	$724,271	$504,107
Short-term investments of marketable debt securities	628,393	1,004,492	376,099
Long-term investments of marketable debt securities	351,407	8,354	(343,053)

Total cash, cash equivalents, short-term and long-term investments	$1,199,964	$1,737,117	$537,153

     The increase in total cash, cash equivalents and short-term and long-term investments during the first nine months of fiscal 2007 was primarily related to the net proceeds from our June 11, 2007 issuance of 0.875% convertible senior notes, our net income during the period and the effect of non-cash items described in “Operating Activities” below. Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, long-term investments and cash generated from operations will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our existing operations through at least the next 12 months. This includes paying off the $542.3 million principal of our outstanding 3.75% convertible notes at maturity on February 1, 2008.

     The following sections review the significant activities that had an impact on our cash during the first nine months of fiscal 2007.
Operating Activities
     The following tables set forth (in thousands) significant components of our $97.4 million of cash generated by operating activities for the first nine months of fiscal 2007:
     Net income

Nine Months Ended
July 31,
2007
Net income	$52,378

     Our net income for the first nine months of fiscal 2007 included the significant non-cash items summarized in the following table (in thousands):

Nine Months Ended
July 31,
2007
Amortization of intangible assets	$21,788
Share-based compensation costs	14,258
Depreciation of equipment, furniture and fixtures; and amortization of leasehold improvements	9,407
Provision for inventory excess and obsolescence	8,860
Provision for warranty	8,910

Total significant non-cash charges	$63,223

     Accounts Receivable, Net
     Cash consumed by accounts receivable, net increased by $10.6 million from the end of fiscal 2006 to July 31, 2007. Our accounts receivable balance increased due to higher sales volume, contractual acceptance terms for turnkey deployments affecting the timing of invoicing, and longer payment terms, primarily associated with our international revenue. Although our accounts receivable balance increased by 10.0% from the end of fiscal 2006, our days sales outstanding (“DSO”) decreased from 68 days for fiscal 2006 to 56 days for the first nine months of fiscal 2007 due to our proportionately higher revenue growth during fiscal 2007.
     The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts receivable, from the end of fiscal 2006 through the first nine months of fiscal 2007:

	October 31,	July 31,	Increase
	2006	2007	(decrease)
Accounts receivable, net	$107,172	$117,806	$10,634

     Inventory, Net
     Excluding the non-cash effect of an $8.9 million provision for excess and obsolescence, cash consumed by inventory for the first nine months of fiscal 2007 was $7.9 million. Ciena’s inventory turns increased from 2.5 for fiscal 2006 to 3.2 for the first nine months of fiscal 2007. The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2006 through the first nine months of fiscal 2007:

	October 31,	July 31,	Increase
	2006	2007	(decrease)
Raw materials	$29,627	$31,231	$1,604
Work-in-process	9,156	6,586	(2,570)
Finished goods	89,628	91,455	1,827

Gross inventory	128,411	129,272	861
Provision for inventory excess and obsolescence	(22,326)	(24,131)	(1,805)

Inventory, net	$106,085	$105,141	$(944)

Accounts payable
     During the first nine months of fiscal 2007, we modified our standard vendor payment terms and payment practices from net 30 days to net 45 days. This change caused an increase in our accounts payable balance of $12.5 million. The following table sets forth (in thousands) changes in our accounts payable from the end of fiscal 2006 through the first nine months of fiscal 2007:

	October 31,	July 31,	Increase
	2006	2007	(decrease)
Accounts payable	$39,277	$51,798	$12,521

     Restructuring and unfavorable lease commitments
     During the first nine months of fiscal 2007, we paid $4.8 million on leases related to restructured facilities and $5.6 million on leases associated with unfavorable lease commitments. The following table reflects (in thousands) the balance of liabilities for our restructured facilities and unfavorable lease commitments and the change in these balances from the end of fiscal 2006 through the first nine months of fiscal 2007:

	October 31,	July 31,	Increase
	2006	2007	(decrease)
Restructuring liabilities	$8,914	$7,164	$(1,750)
Unfavorable lease commitments	8,512	8,406	(106)
Long-term restructuring liabilities	26,720	21,188	(5,532)
Long-term unfavorable lease commitments	32,785	26,473	(6,312)

Total restructuring liabilites and unfavorable lease commitments	$76,931	$63,231	$(13,700)

     Following the end of our third quarter of fiscal 2007, on August 15, 2007, we paid $53 million in connection with the transfer and settlement of our lease obligation related to previously restructured facilities in San Jose, CA. This transaction resulted in a gain on lease settlement of approximately $5.0 million by eliminating our remaining unfavorable lease commitment balance of $34.9 million and reducing our restructuring liabilities by $23.5 million, offset by approximately $0.4 million of other expenses.
     Interest Payable on Ciena’s Convertible Notes
     Interest on Ciena’s outstanding 3.75% convertible notes, due February 1, 2008, is payable on February 1 and August 1 of each year. Ciena paid $10.2 million in interest on the 3.75% convertible notes during the first nine months of fiscal 2007.
     Interest on Ciena’s outstanding 0.25% convertible senior notes, due May 1, 2013, is payable on May 1 and November 1 of each year, commencing on November 1, 2006. Ciena paid $0.4 million in interest on the 0.25% convertible notes during the first nine months of fiscal 2007.
     Interest on Ciena’s outstanding 0.875% convertible senior notes, due June 15, 2017, is payable on June 15 and December 15 of each year, commencing on December 15, 2007.
     The indentures governing our notes do not contain any financial covenants. The indentures provide for customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs.
     The following table reflects (in thousands) the balance of interest payable and the change in this balance from the end of fiscal 2006 through the first nine months of fiscal 2007.

	October 31,	July 31,	Increase
	2006	2007	(decrease)
Accrued interest payable	$5,502	$10,944	$5,442

     Deferred revenue
     During the first nine months of fiscal 2007, deferred revenue increased by $19.0 million. The increase in product deferred revenue was due to payments received in advance of our ability to recognize revenue. The increase in service deferred revenue is related to payment for service contracts that will be recognized over the contract term. The following table reflects (in thousands) the balance of deferred revenue and the change in this balance from the end of fiscal 2006 through the first nine months of fiscal 2007:

	October 31,	July 31,	Increase
	2006	2007	(decrease)
Products	$4,276	$14,231	$9,955
Services	36,400	45,893	9,493

Total deferred revenue	$40,676	$60,124	$19,448

Financing Activities
     On June 11, 2007, we completed a $500.0 million public offering of 0.875% Convertible Senior Notes due June 15, 2017. This offering resulted in net proceeds of approximately $446.1 million, after deducting underwriting discounts, expenses and $42.5 million we used to purchase a call spread option on our common stock. The call spread option is intended to mitigate our exposure to potential dilution from the conversion of the notes. We expect to use the net proceeds of the offering for general corporate purposes, which may include the repurchase or repayment at maturity of our outstanding 3.75% convertible notes. The remaining principal balance on our outstanding 3.75% convertible notes of $542.3 million becomes due and payable on February 1, 2008. Cash provided by financing activities during the first nine months of fiscal 2007 also includes $18.3 million related to the exercise of employee stock options and participation in our employee stock purchase plan.
Contractual Obligations
     During the third quarter of fiscal 2007, we did not experience material changes, outside of the ordinary course of business, in our contractual obligations from those reported in our form 10-K for the year ended October 31, 2006. The following is a summary of our future minimum payments under contractual obligations as of July 31, 2007 (in thousands):

		Less than one	One to three	Three to five
	Total	year	years	years	Thereafter
Convertible notes (1)	$1,410,931	$567,806	$10,250	$10,250	$822,625
Operating leases (2)	123,798	25,668	47,811	28,551	21,768
Purchase obligations (3)	104,410	104,410	—	—	—

Total	$1,639,139	$697,884	$58,061	$38,801	$844,393

(1)	The $542.3 million in outstanding principal balance on our 3.75% convertible notes becomes due and payable on February 1, 2008.

(2)	Following the end of our third quarter of fiscal 2007, on August 15, 2007, we paid $53 million in connection with the transfer and settlement of our lease obligation related to previously restructured facilities in San Jose, CA.

(3)	Purchase obligations relate to purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of the amount reported above relates to firm, non-cancelable and unconditional obligations.
     Some of our commercial commitments and other obligations, including some of the future minimum payments set forth above, are secured by standby letters of credit. The following is a summary of our commitments secured by standby letters of credit by commitment expiration date as of July 31, 2007 (in thousands):

		Less than one	One to three	Three to five
	Total	year	years	years	Thereafter
Standby letters of credit	$20,937	$2,773	$18,164	$—	$—

Off-Balance Sheet Arrangements
     Ciena does not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.
Critical Accounting Policies and Estimates
     The preparation of consolidated financial statements requires Ciena to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. On an ongoing basis, we reevaluate our estimates, including those related to bad debts, inventories, investments, intangible assets, goodwill, income taxes, warranty obligations, restructuring, and contingencies and litigation. Ciena bases its estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Among other things, these estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
     Some of our communications networking equipment is integrated with software that is essential to the functionality of the equipment. Accordingly, we account for revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Customer purchase agreements and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. The amount of product and service revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of revenue recognition. Our total deferred revenue for products was $4.3 million and $14.2 million as of October 31, 2006 and July 31, 2007, respectively. Our service revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $36.4 million and $45.9 million as of October 31, 2006 and July 31, 2007, respectively.
Share-Based Compensation
     On November 1, 2005, Ciena adopted SFAS 123(R), “Share-Based Payments,” as interpreted by SAB 107, which requires the measurement and recognition of compensation expense for share-based awards based on estimated fair values. SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant. Share-based compensation expense recognized in Ciena’s consolidated statement of operations includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of October 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to October 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), as interpreted by SAB 107.

     We estimate the fair value of each option-based award on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. Because Ciena considers its options to be “plain vanilla” we calculate the expected life using the simplified method as prescribed in SAB 107. Under SAB 107, options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at-the-money”; exerciseability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non-transferable and non-hedgeable. We consider the implied volatility and historical volatility of our stock price in determining our expected volatility, and, finding both to be equally reliable, have determined that a combination of both measures would result in the best estimate of expected volatility. The estimated fair value of option-based awards, net of estimated forfeitures, is recognized as stock-based compensation expense on a straight-line basis over the requisite service period.
     We estimate the fair value of our restricted stock unit awards based on the fair value of our common stock at the time of grant. Our outstanding restricted stock unit awards are subject to time-based vesting conditions or performance-based vesting conditions. The estimated fair value of time-based awards, net of estimated forfeitures, is recognized as share-based expense ratably over the vesting period on a straight-line basis. Awards with performance-based vesting conditions require the achievement of certain company-based, financial or other performance criteria or targets as a condition to the vesting, or acceleration of vesting, of such awards. The estimated fair value of performance-based awards, net of estimated forfeitures, is recognized as share-based expense over the performance period, using graded vesting and based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance targets and the performance period required to meet those targets. Determining whether the performance targets will be achieved involves judgment, and the estimate of expense is revised periodically based on the probability of achieving the performance targets. Revisions are reflected in the period in which the estimate is changed. If any performance goals are not met, no compensation cost is ultimately recognized and, to the extent previously recognized, compensation cost is reversed.
     No tax benefits were attributed to the share-based compensation expense because a full valuation allowance was maintained for all net deferred tax assets.
     Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. See Note 14 to our financial statements for information regarding Ciena’s treatment of share based compensation.
Reserve for Inventory Obsolescence
     Ciena writes down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the first nine months of fiscal 2007, Ciena recorded a charge of $8.9 million primarily related to excess inventory due to a change in forecasted sales for certain products. In an effort to limit our exposure to delivery delays and to satisfy customer needs for shorter delivery terms, we have transitioned certain manufacturing operations from the build-to-order model we have used in recent years, to a build-to-forecast model across our product lines. This change in our inventory purchases exposes us to the risk that our customers will not order those products for which we have forecasted sales, or will purchase less than we have forecasted. If actual market conditions differ from those we have assumed, we may be required to take additional inventory write-downs or benefits.

Restructuring
     As part of its restructuring costs, Ciena provides for the estimated cost of the net lease expense for facilities that are no longer being used. The provision is equal to the fair value of the minimum future lease payments under our contracted lease obligations, offset by the fair value of the estimated sublease payments that we may receive. As of July 31, 2007, Ciena’s accrued restructuring liability related to net lease expense and other related charges was $28.3 million. The total minimum lease payments for these restructured facilities are $37.3 million. These lease payments will be made over the remaining lives of our leases, which range from seven months to twelve years. If actual market conditions are different than those we have projected, we are required to recognize additional restructuring costs or benefits associated with these facilities. During fiscal 2006, we recognized net adjustments resulting in restructuring costs of $9.2 million, which included a $10.0 million adjustment during the third quarter of fiscal 2006 relating to our unused San Jose, CA facilities. Activity during the first nine months of fiscal 2007 was insignificant.
     Following the end of our third quarter of fiscal 2007, on August 15, 2007, we paid $53 million in connection with the transfer and settlement of our lease obligation related to previously restructured facilities in San Jose, CA. This transaction resulted in a gain on lease settlement of approximately $5.0 million by eliminating our remaining unfavorable lease commitment balance of $34.9 million and reducing our restructuring liabilities by $23.5 million, offset by approximately $0.4 million of other expenses.
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
Goodwill
     As of July 31, 2007, Ciena’s consolidated balance sheet included $232.0 million in goodwill. In accordance with SFAS 142, Ciena tests its goodwill for impairment on an annual basis, which Ciena has determined to be the last business day of fiscal September each year, and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. If actual market conditions differ or forecasts change at the time of our annual assessment in fiscal 2007 or in periods prior to our annual assessment, we may be required to record additional goodwill impairment charges.
Intangible Assets
     As of July 31, 2007, Ciena’s consolidated balance sheet included $69.5 million in other intangible assets, net. We account for the impairment or disposal of long-lived assets such as equipment, furniture, fixtures, and other intangible assets in accordance with the provisions of SFAS 144. In accordance with SFAS 144, Ciena tests each intangible asset for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. If actual market conditions differ or forecasts change, we may be required to record additional impairment charges in future periods.
Investments
     As of July 31, 2007 Ciena’s marketable debt investments had unrealized losses of $0.4 million. The gross unrealized losses, related to marketable debt investments, were primarily due to changes in interest rates. Ciena’s management has determined that the gross unrealized losses on its marketable debt investments at July 31, 2007 are temporary in nature because Ciena has the ability and intent to hold these investments until a recovery of fair value, which may be maturity.

     As of July 31, 2007, Ciena’s minority investments in privately held technology companies, reported in other assets, were $6.7 million. These investments are generally carried at cost because Ciena owns less than 20% of the voting equity and does not have the ability to exercise significant influence over any of these companies. These investments are inherently high risk as the market for technologies or products manufactured by these companies are usually early stage at the time of the investment by Ciena and such markets may never materialize or become significant. Ciena could lose its entire investment in some or all of these companies. Ciena monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. If market conditions, expected financial performance or the competitive position of the companies in which we invest deteriorate, Ciena may be required to record an additional charge in future periods.
Deferred Tax Valuation Allowance
     As of July 31, 2007, Ciena has recorded a valuation allowance of $1.2 billion against our net deferred tax assets of $1.2 billion. We calculated the valuation allowance in accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence such as operating results during the most recent three-year period is given more weight than forecasted results, due to our current lack of visibility and the degree of uncertainty that we will achieve the level of future profitability needed to record the deferred assets. Our cumulative loss in the most recent three-year period represents sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.
Warranty
     The liability for product warranties, included in other accrued liabilities, was $32.5 million as of July 31, 2007. Our products are generally covered by a warranty for periods ranging from one to five years. Ciena accrues for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period.
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
     Interest Rate Sensitivity. Ciena maintains a short-term and long-term investment portfolio. See Note 4 to the financial statements for information relating to fair value. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at July 31, 2007, the fair value of the portfolio would decline by approximately $39.6 million.
     Foreign Currency Exchange Risk. As a global concern, Ciena faces exposure to adverse movements in foreign currency exchange rates. Because our sales are primarily denominated in U.S. dollars, the impact of foreign currency fluctuations on sales has not been material. Ciena’s primary exposures are related to non-U.S. dollar denominated operating expense in Canada, Europe, India and China. During the first nine months of fiscal 2007, approximately 78% of our operating expense was U.S.-dollar denominated. As of July 31, 2007, the assets and liabilities of Ciena related to non-dollar denominated currencies were primarily related to intercompany payables and receivables and are currently immaterial. Therefore, we do not expect an increase or decrease of 10% in the foreign exchange rate would have a material impact on Ciena’s financial position. To date, Ciena has not significantly hedged against foreign currency fluctuations. Should exposure to fluctuations in foreign currency become more significant, however, we may pursue hedging alternatives.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On October 3, 2000, Stanford University and Litton Systems filed a complaint in the United States District Court for the Central District of California against Ciena and several other defendants, alleging that optical fiber amplifiers incorporated into certain of those parties’ products infringe U.S. Patent No. 4,859,016 (the “‘016 Patent”). The complaint seeks injunctive relief, royalties and damages. On October 10, 2003, the court stayed the case pending final resolution of matters before the U.S. Patent and Trademark Office (the “PTO”), including a request for and disposition of a reexamination of the ‘016 Patent. On October 16, 2003 and November 2, 2004, the PTO granted reexaminations of the ‘016 Patent, resulting in a continuation of the stay of the case. On September 11, 2006, the PTO issued a Notice of Intent to Issue a Reexamination Certificate and Statement of Reasons for Patentability/Confirmation, stating its intent to confirm certain claims of the ‘016 Patent. On June 22, 2007, in response to the plaintiffs’ most recent status report, the district court issued an order lifting the stay of the case. The district court subsequently scheduled a final pretrial conference for January 14, 2008, and the parties are currently negotiating a case management schedule. Separately, on July 2, 2007, defendant JDS Uniphase filed a request for Ex Parte Reexamination of the ‘016 Patent with the PTO and a request that the district court reinstate the stay of the case on the basis of its reexamination request. On August 21, 2007, the PTO vacated the filing date assigned to JDS Uniphase’s request for failure to comply with certain substantive requirements and provided a 30 day cure period. We believe that we have valid defenses to the lawsuit and intend to defend it vigorously.
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

     On April 9, 2007, QPSX Developments 5 Pty. Ltd. (a subsidiary of Ipernica Ltd.) filed a complaint in the United States District Court for the Eastern District of Texas against Ciena and several other defendants, alleging that certain of the parties’ products infringe U.S. Patent No. 5,689,499. After successful settlement negotiations, we entered into an agreement with QPSX pursuant to which, in exchange for a one-time payment, we obtained a fully paid-up license to all of the patents held by QPSX and its affiliates and a release from all claims for damages relating to such patents. On August 23, 2007, the district court granted the parties’ joint motion to dismiss the case against Ciena with prejudice.
Item 1A. Risk Factors
     Investing in our securities involves a high degree of risk. In addition to the other information contained in this report, you should consider the following risk factors before investing in our securities.
Our business is dependent upon the proper functioning of our information systems and upgrading these systems may result in disruption to our business, operating processes and internal controls.
     The efficient operation of our business is dependent on the successful operation of our information systems. In particular, we rely on our information systems to process financial information, manage inventory and administer our sales transactions. In an effort to improve the efficiency of our operations, achieve greater automation and support the growth of our business, we are in the process of upgrading certain information systems and are in the final stages of the implementation of a new version of our Oracle management information system. We anticipate that the reimplementation of our Oracle management information system will involve the cessation of certain operational and business processes during a transition period in fiscal 2008. Following, reimplementation, we will undergo a process of validating the data to ensure its integrity and we will need to train our personnel. As a result of these changes, we anticipate that we will have to modify a number of operational processes and internal control procedures. We cannot be certain that our Oracle reimplementation process will occur without some level of disruption of our business, operating processes and controls. Major information system upgrades are complex and we may encounter unanticipated interruptions or complications. Any material disruption, malfunction or similar problems with our information systems, including our Oracle reimplementation project, could have a negative effect on our business and results of operations in the period affected.
We face intense competition that could hurt our sales and profitability.
     The markets in which we compete for sales of networking equipment, software and services are extremely competitive, particularly the market for sales to telecommunications service providers. Competition in these markets is based on any one or a combination of the following factors: price, functionality, manufacturing capability, services, existing business and customer relationships, scalability and the ability of products and services to meet the immediate and future network requirements of customers. A small number of very large companies have historically dominated the communications networking equipment industry. These competitors have substantially greater financial, technical and marketing resources, greater manufacturing capacity and better established relationships with telecommunications carriers and other potential customers than we do. Recent consolidation activity among large networking equipment providers has caused some of our competitors to grow even larger, which may magnify their strategic advantages. In 2006, Alcatel acquired Lucent, Nokia and Siemens combined their communications service provider businesses to create a new joint venture, and Ericsson acquired certain telecommunications business assets of Marconi Corporation. These transactions may adversely affect our competitive position.

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
     Our revenue can fluctuate unpredictably from quarter to quarter. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our budgeted expense levels depend in part on our expectations of future revenue. Any substantial adjustment to expense to account for lower levels of revenue is difficult and takes time. Consequently, if our revenue declines, our levels of inventory, operating expense and general overhead would be high relative to revenue, and this could result in operating losses.
     Other factors contribute to fluctuations in our revenue and operating results, including:
•	the level of demand for our products and the timing and size of customer orders, particularly from large telecommunications carrier customers;

•	satisfaction of contractual customer acceptance criteria and related revenue recognition requirements;

•	delays, changes to or cancellation of orders from customers;

•	the effects of consolidation of our customers, including increased exposure to any changes in network strategy and reductions in customer capital expenditures;

•	the availability of an adequate supply of components and sufficient manufacturing capacity;

•	the introduction of new products by us or our competitors;

•	readiness of customer sites for installation; and

•	changes in general economic conditions as well as those specific to our market segments.
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

Our gross margin may fluctuate from quarter to quarter and may be adversely affected by a number of factors, which may make it difficult to maintain profitability.
     Our gross margin fluctuates from quarter to quarter and may be adversely affected by numerous factors, including:
•	increased price competition;

•	customer, product and service mix in any period;

•	the effect of our services gross margin, which continues to be negatively affected by higher deployment overhead costs relating to the expansion of internal service resources;

•	sales volume during the period;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our products;

•	our ability to continue to reduce product manufacturing costs;

•	introduction of new products, with initial sales at relatively small volumes with resulting higher production costs; and

•	increased warranty or repair costs.
     The factors that contribute to fluctuations in revenue and operating results can also affect our gross margin. Fluctuations in gross margin may make it difficult to maintain profitability. As a consequence, our gross margin for a particular quarter may be difficult to predict and our prior results are not necessarily indicative of results likely in future periods.
A small number of telecommunications service provider customers account for a significant portion of our revenue, which could adversely affect our business, financial condition and results of operations.
     Primarily as a result of recent combinations between large service providers, our revenue has become increasingly concentrated among a relatively small number of customers. For the first nine months of fiscal 2007, three customers each accounted for greater than 10% of our revenue and 47.0% in the aggregate.
     Consolidation of large telecommunication service providers has resulted in increases in concentration of customer purchasing power. This in turn may lead to constraints on pricing, fluctuations in revenue, increases in costs to meet demands of large customers and pressure to accept onerous contract terms. Consolidation may result in fewer opportunities to participate in larger network builds and could increase our exposure to changes in customer network strategy and reductions in customer capital expenditures. In addition, because a significant part of our revenue remains concentrated among telecommunications service providers, our business could be exposed to risks associated with a market-wide change in business prospects, competitive pressures or other conditions affecting our telecommunications carriers customers. Any of these developments, or the loss of, or significant reductions in spending by, one or more of our large customers could have a material adverse effect on our business, financial condition and results of operations.
Network equipment sales to large communications service providers often involve lengthy sales cycles and protracted contract negotiations and may require us to assume terms or conditions that negatively affect our pricing, payment and timing of revenue recognition.
     Our future success will depend on our ability to maintain and expand our sales to large communications service providers. These sales typically involve lengthy sales cycles, protracted or difficult contract negotiations, and extensive product testing and network certification. We are sometimes required to assume contract terms or conditions that negatively affect pricing, payment and the timing of revenue recognition in order to consummate a sale. These terms may, in turn, negatively affect our revenue and results of operations and increase our susceptibility to quarterly fluctuations in our results. Communications service providers may ultimately insist upon terms and conditions that we deem too onerous or not in our best interest. Moreover, our purchase agreements generally do not require that a customer guarantee any minimum purchase level and customers often have the right to modify, delay, reduce or cancel previous orders. As a result, we may incur substantial expense and devote time and resources to potential relationships that never materialize or result in lower than anticipated sales.

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
     The development and production of new products, and enhancements to existing products, are complicated and often involve problems with software, components and manufacturing methods. Due to the complexity of these products, some of them can be fully tested only when deployed in communications networks or with other equipment. We have introduced new or upgraded products recently and expect to continue to enhance and extend our product portfolio. Product performance problems are often more acute for initial deployments of new products and product enhancements. In addition, initial deployments of new or enhanced products, particularly into the networks of telecommunications carriers, often require costly and rigorous testing and satisfaction by certain standard setting organizations. Modifying our products to enable customers to integrate them into a new type of network architecture can entail added costs and risks. If significant reliability, quality, or network monitoring problems develop as a result of our product development, manufacturing or integration, a number of negative effects on our business could result, including:
•	increased costs associated with addressing software or hardware defects, including service and warranty expense;

•	payment of liquidated damages for performance failures or delays;

•	high inventory obsolescence expense;

•	delays in collecting accounts receivable;

•	cancellation or reduction in orders from customers; and

•	damage to our reputation or legal actions by customers or end users.
     Because we outsource manufacturing to contract manufacturers and use a direct order fulfillment model for certain products, we may be subject to product performance problems resulting from the acts or omissions of these third parties. Our resale of products manufactured by third parties may similarly expose us to performance problems. Product performance problems could damage our business reputation and negatively affect our business and results of operations.
We may be required to write off significant amounts of inventory as a result of our inventory purchase practices, the convergence of our product lines and our supplier transitions.
     To avoid delays and meet customer demand for shorter delivery terms, we place orders with our contract manufacturers and suppliers to manufacture components and complete assemblies based on forecasts of customer demand. As a result, our inventory purchases expose us to the risk that our customers will not order those products for which we have forecasted sales, or will purchase fewer than the number of products we have forecasted. Our purchase agreements generally do not require that a customer guarantee any minimum purchase level and customers often have the right to modify, reduce or cancel purchase quantities. As a result, we may purchase inventory based on forecasted sales and in anticipation of purchases that never come to fruition. Historically, we have been required to write off inventory due to the circumstances above. As features and functionalities converge across our product lines, we face an increased risk that customers may elect to forego purchases of one product we have inventoried in favor of purchasing another product.

     In addition, we may be exposed to write offs due to significant inventory purchases deemed necessary in connection with the transition from one supplier to another, or resulting from a supplier’s decision to discontinue the manufacture of certain components necessary for our products. We may also be required to write off inventory as a result of the effect of evolving domestic and international environmental regulations. We currently hold inventory that includes components that are not compliant with the Restriction of the Use of Certain Hazardous Substances (RoHS), adopted by the European Union. If we are unable to locate alternate demand for these and other non-compliant components, we may be required to write off or write down this inventory. If we are required to write off or write down inventory, we may incur an accounting charge that could materially affect our results of operations for the quarter in which such charge occurs.
Shortages in component supply or manufacturing capacity could increase our costs, adversely affect our results of operations and constrain our ability to grow our business.
     As we have expanded our use of contract manufacturers, broadened our product portfolio and increased sales volume in recent years, manufacturing capacity and supply constraints have become increasingly significant issues for us. We have encountered component shortages that have affected our operations and ability to deliver products in a timely manner. Growth in customer demand for the communications networking products supplied by us, our competitors and other third parties, has resulted in supply constraints among providers of some components used in our products. In addition, environmental regulations, such as RoHS, have resulted in, and may continue to give rise to, increased demand for compliant components. As a result, we may experience delays of difficulty obtaining compliant components from suppliers. Component shortages and manufacturing capacity constraints may also arise, or be exacerbated by difficulties with our suppliers or contract manufacturers, or our failure to adequately forecast our component or manufacturing needs. If shortages or delays occur or persist, the price of required components may increase, or the components may not be available at all. If we are unable to secure the components or subsystems that we require at reasonable prices, or are unable to secure manufacturing capacity adequate to meet our needs, we may experience delivery delays and may be unable to satisfy our contractual obligations to customers. These delays may cause us to incur liquidated damages to customers and negatively affect our revenue and gross margin. Shortages in component supply or manufacturing capacity could also limit our opportunities to pursue additional growth or revenue opportunities and could harm our business reputation and customer relationships.
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
     Because our products are based on complex technology, we can experience unanticipated delays in developing, improving, manufacturing or deploying them. Each step in the development life cycle of our products presents serious risks of failure, rework or delay, any one of which could decrease the timing and cost-effective development of such products and could affect customer acceptance of such products. Unexpected intellectual property disputes, failure of critical design elements, and other execution risks may delay or even prevent the introduction of these products. Our development efforts may also be affected, particularly in the near term, by the transfer of some of our research and development activity to our facility in India. Modification of research and development strategies and changes in allocation of resources could be disruptive to our development efforts. If we do not develop and successfully introduce products in a timely manner, our competitive position may suffer and our business, financial condition and results of operations would be harmed.

We must manage our relationships with contract manufacturers effectively to ensure that our manufacturing and production requirements are met.
     We rely on contract manufacturers to perform the majority of the manufacturing operations for our products and components and we are increasingly utilizing overseas suppliers, particularly in Asia. The qualification of our contract manufacturers is a costly and time-consuming process, and these manufacturers build products for other companies, including our competitors. We are constantly reviewing our manufacturing capability, including the work of our contract manufacturers, to ensure that our production requirements are met in terms of cost, capacity, quality and reliability. From time to time, we may decide to transfer the manufacturing of a product from one contract manufacturer to another, to better meet our production needs. Efforts to transfer to a new contract manufacturer or consolidate our use of suppliers may result in temporary increases in inventory volumes purchased in order to ensure continued supply. We may not effectively manage these contract manufacturer transitions and our new contract manufacturers may not perform as well as expected. Our reliance upon contract manufacturers could also expose us to risks that could harm our business related to difficulties with lead times, on-time delivery, quality assurance and product changes required to meet evolving environmental standards and regulations. These risks can result in strategic harm to our business, including delays affecting our time to market for new or enhanced products. In addition, we do not have contracts in place with some of these providers and do not have guaranteed supply of components or manufacturing capacity. Our inability to effectively manage our relationships with our contract manufacturers, particularly overseas, could negatively affect our business and results of operations.
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
     We rely on a number of service delivery partners, both domestic and international, to complement our global service and support resources. We rely upon third party service delivery partners for the installation of our equipment in some larger network builds, which often include more onerous customization, installation, testing and acceptance terms. In order to ensure the timely installation of our products and satisfaction of obligations to our customers, we must identify, train and certify additional appropriate partners. The certification of these partners can be costly and time-consuming, and these partners service products for other companies, including our competitors. We may not be able to effectively manage our relationships with our partners and we cannot be certain that they will be able to deliver our services in the manner or time required. If our service partners are unsuccessful in delivering services:
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
     We market, sell and service our products globally. We have established offices around the world, including in North America, Europe, Latin America and the Asia Pacific region. We have also established a major development center in India and are increasingly relying upon overseas suppliers, particularly in Asia, for sourcing of components and contract manufacturing of our products. We expect that our international activities will be dynamic in the near term, and we may enter new markets and withdraw from or reduce operations in others. These changes to our international operations will require significant management attention and financial resources. In some countries, our success will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products.
     International operations are subject to inherent risks, and our future results could be adversely affected by a number of factors, including:
•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulties and costs of staffing and managing foreign operations;

•	the impact of economic changes in countries outside the United States;

•	less protection for intellectual property rights in some countries;

•	adverse tax and customs consequences, particularly as related to transfer-pricing issues;

•	social, political and economic instability;

•	trade protection measures, export compliance, qualification to transact business and other regulatory requirements;

•	effects of changes in currency exchange rates; and

•	natural disasters and epidemics.
Our use and reliance upon development resources in India may expose us to unanticipated costs or liabilities.
     We have established a development center in India and expect to continue to increase hiring of personnel for this facility. We have limited experience working with development resources in India and there is no assurance that our plan will enable us to achieve meaningful cost reductions or greater resource efficiency. Further, our development efforts and other operations in India involve significant risks, including:
•	difficulty hiring and retaining appropriate engineering resources due to increased competition for such resources and resulting wage inflation;

•	the knowledge transfer related to our technology and exposure to misappropriation of intellectual property or confidential information, including information that is proprietary to us, our customers and other third parties;

•	heightened exposure to changes in the economic, security and political conditions of India;

•	currency exchange and tax risks associated with international operations; and

•	development efforts that do not meet our requirements because of language, cultural or other differences associated with international operations, resulting in errors or delays.

     Difficulties resulting from the factors above and other risks related to our operations in India could expose us to increased expense, impair our development efforts, harm our competitive position and damage our reputation.
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
     Over the last several years, we have taken steps, including reductions in force, office closures, and internal reorganizations to reduce the size and cost of our operations and to better match our resources with our market opportunities. We may take similar steps in the future to improve efficiency and match our resources with market opportunities. Any such changes could be disruptive to our business and may result in the recording of accounting charges. These include inventory and technology-related write-offs, workforce reduction costs and charges relating to consolidation of excess facilities. If we are required to take a substantial charge related to any future restructuring activities, our results of operations would be adversely affected in the period in which we take such charge.
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
     As of July 31, 2007, we had $232.0 million of goodwill on our balance sheet. This amount primarily represents the remaining excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At July 31, 2007, we had $69.5 million of other intangible assets on our balance sheet. The amount primarily reflects purchased technology from our acquisitions. At July 31, 2007, goodwill and other intangible assets represented approximately 12.5% of our total assets. During the fourth quarter of 2005, we incurred a goodwill impairment charge of approximately $176.6 million and an impairment of other intangibles of $45.7 million. If we are required to record additional impairment charges related to goodwill and other intangible assets, such charges would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our earnings per share or net loss per share could be materially adversely affected in such period.
We may be adversely affected by fluctuations in currency exchange rates.
     Historically, our primary exposure to currency exchange rates has been related to non-U.S. dollar denominated operating expense in Europe, Asia and Canada where we sell primarily in U.S. dollars. As we increase our international sales and utilization of international suppliers, we expect to transact additional business in currencies other than the U.S. dollar. As a result, we will be subject to the possibility of greater effects of foreign exchange translation on our financial statements. For those countries outside the United States where we have significant sales, a devaluation in the local currency would result in reduced revenue and operating profit and reduce the value of our local inventory presented in our financial statements. In addition, fluctuations in foreign currency exchange rates may make our products more expensive for customers to purchase or increase our operating costs, thereby adversely affecting our competitiveness. To date, we have not significantly hedged against foreign currency fluctuations; however, we may pursue hedging alternatives in the future. Although exposure to currency fluctuations to date has not had an adverse effect on our business, there can be no assurance that exchange rate fluctuations in the future will not have a material adverse effect on our revenue from international sales and, consequently, our business, operating results and financial condition.

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report a report containing management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal controls. Compliance with these requirements has resulted in, and is likely to continue to result in, significant costs and the commitment of time and operational resources. Growth of our business, including our broader product portfolio and increased transaction volume, will necessitate ongoing changes to our internal control systems, processes and infrastructure, including our information systems. Our increasingly global operations, including our development facility in India and offices abroad, will pose additional challenges to our internal control systems as their operations become more significant. We cannot be certain that our current design for internal control over financial reporting, and any modifications necessary to reflect changes in our business, will be sufficient to enable management or our independent registered public accounting firm to determine that our internal controls are effective for any period, or on an ongoing basis. If we or our independent registered public accounting firms are unable to assert that our internal controls over financial reporting are effective our business may be harmed. Market perception of our financial condition and the trading price of our stock may be adversely affected and customer perception of our business may suffer.
Obligations associated with our outstanding indebtedness on our convertible notes may adversely affect our business.
     At July 31, 2007, indebtedness on our outstanding convertible notes totaled $1.3 billion in aggregate principal, of which $542.3 million in aggregate principal amount on our 3.75% convertible notes becomes due and payable on February 1, 2008. Our indebtedness and repayment obligations could have important negative consequences, including:
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
Item 5. Other Information
Additional disclosures that would otherwise be required pursuant to Form 8-K:

Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
Directors’ Restricted Stock Deferral Plan
     On August 29, 2007, the Board of Directors, upon the recommendation of its Governance and Nominations Committee, adopted the Directors’ Restricted Stock Deferral Plan. The plan allows non-employee directors to defer receipt of all or a portion of the shares underlying restricted stock unit awards granted in connection with their service on the Board. Generally, deferral elections may be made as to awards granted in the calendar year following the election and thereafter. Directors can elect the amount deferred, the deferral period and the method of distribution for the shares. If a director elects to defer any portion of an award, upon the vesting of that award, Ciena will credit a stock account with the amount deferred. The participating director’s account will further be credited with amounts equal to any dividends or other distributions, if and when authorized by the Board, and paid on our common stock. There are no other investment options under the plan. All such accounts will be distributed in shares of our common stock, with any partial shares being distributed in cash. Distributions may be made in a lump sum or installments, as designated by the participating director at the time of election, subject to early distribution in a lump sum in the event of the participant’s death or termination of service, a change in control of Ciena or the termination of the plan. The plan is included as Exhibit 10.1 to this report and is incorporated herein by reference.
Amendment to Change in Control Severance Agreements
     On August 28, 2007, the Compensation Committee of Ciena’s Board of Directors approved an amendment to the change in control severance agreements previously entered into with our executive officers, including the following named executive officers from our most recent proxy statement: Gary B. Smith, Joseph R. Chinnici, Stephen B. Alexander, Arthur D. Smith and Michael G. Aquino.
     The existing agreements provide for the payment of severance benefits in the event that employment is terminated by Ciena or any successor entity without cause, or, by the officer for good reason, within one year following a change in control of Ciena (a “covered termination”). The agreements also provide for the conversion of certain performance-based stock awards into awards with time-based vesting upon a change in control.
     The purpose of the amendment was to bring the existing agreements into compliance with the final regulations issued under Section 409A of the Internal Revenue Code (“Section 409A”). Section 409A applies to arrangements that provide for the payment of deferred compensation, including severance arrangements.
     The amendment modifies the definition of “good reason” to comply with Section 409A by, among other things, including the requirement of timely notice by the officer of any condition covered by the good reason definition, and affording Ciena an opportunity to cure such condition. The amendment also adds a provision that, if the officer is a “specified employee” under Section 409A, and payments due upon a covered termination would otherwise result in additional taxation under Section 409A, then payment shall be made on the date which is the earlier of the officer’s death or six months after the date of the officer’s termination. Lastly, the amendment clarifies the mechanics for the conversion of equity awards with performance-based vesting conditions into time-based vesting upon a change in control.
     A copy of the amendment to the change of control severance agreement entered into between Ciena and Gary B. Smith on August 30, 2007 is filed as Exhibit 10.2 to this report and incorporated herein. A copy of the form of amendment to the change of control severance agreement entered into between Ciena and its other executive officers is filed as Exhibit 10.3 to this report and incorporated herein.
Item 5.03 – Amendment and Restatement of Bylaws
     On August 29, 2007, the Board of Directors, upon the recommendation of its Governance and Nominations Committee, amended and restated Ciena’s bylaws as described below. These amendments became effective as of the August 29, 2007 approval of the Board.

     Advance Notice Provision. The amended bylaws add the section entitled “Notice of Stockholder Business and Nominations,” as set forth in Article I, Section 4. This section specifies the process for bringing business before meetings of stockholders and the process for nominating directors. The amended bylaws describe the proper written form and contents of a notice of a stockholder proposal and implement a deadline by which a stockholder wishing to bring business or other proposals before a meeting of stockholders or wishing to nominate a person for election to the board of directors must notify Ciena. For a stockholder’s proposal or nomination to be brought before an annual meeting, such stockholder’s written notice must be delivered to the corporate secretary at Ciena’s principal executive offices not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year’s annual meeting. For a special meeting called for the purpose of electing one or more directors, stockholder nominations must be delivered not earlier than the close of business on the 120th day prior to such meeting and not later than the close of business on the later of the 90th day prior to such meeting or the 10th day following the public announcement of the special meeting. As a result of this amendment, proposals for the 2008 annual meeting of stockholders submitted outside of the provisions of the SEC’s Rule 14a-8 will be considered untimely if submitted after December 15, 2007.
     Majority Vote Standard for Uncontested Elections. The amended bylaws provide for the implementation of a majority vote standard in uncontested director elections as set forth in Article I, Section 8. Previously, the bylaws provided for election by plurality vote. Since 2006, however, pursuant to its Principles of Corporate Governance (“Governance Principles”), Ciena has provided for election of directors in uncontested elections by majority vote.
     The amended bylaws provide that, other than in a contested election (i.e., an election in which the number of candidates exceeds the number of directors to be elected), each director shall be elected by the vote of the majority of the votes cast at any meeting for the election of directors at which a quorum is present. A majority of the votes cast means that the number of votes cast “for” a director’s election exceeds the number of votes cast “against” that director’s election. Votes cast exclude “abstentions” and any “broker non-votes.” In a contested election, however, directors will continue to be elected by plurality vote.
     Previously, Ciena’s Governance Principles provided for a director to tender his or her resignation following certification of a vote in which he or she received a greater number of votes “withheld” than cast “for” election. Under the amended bylaws, and as a condition of nomination for election, incumbent directors are required to submit an irrevocable resignation that becomes effective only upon the director’s failure to receive a majority vote in an uncontested election and the Board’s acceptance of such resignation.
     If an incumbent director fails to receive a majority of the votes cast in an uncontested election, the Governance and Nominations Committee of the Board will make a recommendation to the Board as to whether to accept or reject the resignation, or to take any other action. The Board will accept, reject, or otherwise act on the resignation, taking into account the committee’s recommendation, and publicly disclose its decision within 90 days from the date of certification of the election results.
     The Committee in making its recommendation, and the Board in making its decision, may each consider any factors or other information that it considers to be relevant. The director whose resignation is being considered shall not participate in the recommendation of the Committee or the decision of the Board. If a director’s resignation is accepted by the Board, or if a non-incumbent nominee for director is not elected, then the Board may fill any resulting vacancy or may decrease the size of the Board, in each case pursuant to the provisions of the bylaws. If an incumbent director’s resignation is not accepted by the Board, such director shall continue to serve as a member of the class to which such director was nominated for election, until the next succeeding annual meeting and until his or her successor is duly elected, or his or her earlier resignation or removal.
     Inspector of Elections and Conduct of Meetings. Sections 9 and 10 of Article I of the bylaws have been amended to clarify the responsibilities of the inspector of elections and to address, and authorize the Chairman to set certain rules and procedures relating to the conduct of stockholder meetings.
     Terms of Directors Elected by the Board to Fill Vacancies. As amended, Article II, Section 1(B) of the bylaws limits the term of office of any director elected by the Board to fill a vacancy until the next annual meeting. Previously, Ciena’s Governance Principles required stockholder ratification at the next annual meeting of any director elected by the Board to fill a vacancy.
     Director resignation, retirement or refusal to stand for reelection. As amended, Article II, Section 1(D) requires that directors submit any intent to resign, retire or refuse to stand for reelection in writing to the corporate secretary in order to be effective.
     Appointment of corporate officers. As amended, Article III, Section 1 deletes the previous requirement that Ciena’s corporate officers be appointed by the Board annually.

     Uncertificated Shares. As amended, Article IV, Section 1 of the bylaws expressly allows for the issuance of uncertificated shares, allowing the Board to determine which classes or series of stock, if any, will be uncertificated. The amendment to the bylaws also provides that each registered stockholder of shares represented by certificates shall be entitled to a stock certificate upon written request to Ciena’s transfer agent or registrar.
     Determination of Record Date. As amended, Article IV, Section 5 of the bylaws makes clarifying changes with regard to setting of a record date for meeting and non-meeting shareholder actions. The amendment minimum or maximum time periods permitted for setting the record date.
     The amendments to the bylaws also include some modifications to facilitate the use of electronic and remote communications and other ministerial changes. The amended and restated bylaws are included as Exhibit 3.2 to this report on Form 10-Q, and are incorporated herein by reference. In connection with the amendments to the bylaws, the Board also approved conforming amendments to the Governance Principles. A copy of the amended Governance Principles is available on the corporate governance page of Ciena’s website at www.ciena.com.*

*	Internet addresses are provided for informational purposes only and are not intended to be hyperlinks.

Item 6. Exhibits

Exhibit	Description

3.1	Amended and Restated Bylaws, effective as of August 29, 2007

10.1	Directors Restricted Stock Deferral Plan*

10.2	Amendment #1 to Amended and Restated Change in Control Severance Agreement with Gary B. Smith*

10.3	Form of Amendment #1 to Amended and Restated Change in Control Severance Agreement with Executive Officers*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIENA CORPORATION
Date: August 31, 2007	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date: August 31, 2007	By:	/s/ Joseph R. Chinnici
Joseph R. Chinnici
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)