Form 10-K
period 2007-10-31
CIENA CORP
filed 2007-12-27
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number  0-21969
Ciena Corporation
(Exact name of registrant as specified in its charter)

Delaware	23-2725311
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

1201 Winterson Road, Linthicum, MD	21090-2205
(Address of principal executive offices)	(Zip Code)
(410) 865-8500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market
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
Large accelerated filer      ☑     Accelerated filer     ☐     Non-accelerated filer     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $2,294,480,968 based on the closing price of the Common Stock on the NASDAQ Global Select Market on April 28, 2007.
The number of shares of Registrant’s Common Stock outstanding as of December 14, 2007 was 86,798,914.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of the Form 10-K incorporates by reference certain portions of the Registrant’s definitive proxy statement for its 2008 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

CIENA CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED OCTOBER 31, 2007

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
Item 1. Business
Overview
     Ciena Corporation is a supplier of communications networking equipment, software and services that support the transport, switching, aggregation and management of voice, video and data traffic. Our products are used, individually or as part of an integrated solution, in communications network infrastructures operated by telecommunications service providers, cable operators, governments and enterprises around the globe. Our products facilitate the cost-effective delivery of enterprise and consumer-oriented communication services. Through our FlexSelect™ Architecture, we specialize in transitioning legacy communications networks to converged, next-generation architectures, better able to handle increased traffic and to deliver more efficiently a broader mix of high-bandwidth communications services. By improving network productivity, reducing costs and enabling integrated service offerings, our converged Ethernet infrastructure and broadband access products create business and operational value for our customers.
     During the past several years, our business has grown as a result of improving market conditions and the execution of our strategy to continue to invest in our product portfolio and target our development toward high-growth segments of the market for communications network equipment. The increasing importance of communications services to consumer and enterprise end users has driven growth in network capacity requirements and the expansion of high-bandwidth applications and services, including IPTV, peer-to-peer connectivity, video on demand and mobile video and storage. The broader mix of high-volume traffic related to these applications is driving a transition from legacy network infrastructures – typically consisting of multiple, disparate networks – to more efficient, simplified, Ethernet-based network architectures. Service providers are seeking network infrastructures better suited to handle higher bandwidth, multiservice traffic with greater efficiency, performance, resiliency, security and reliability, while ensuring a return on their network investment. We believe that our product portfolio and development efforts, focused on Ethernet/IP-related enhancements and the expansion of our FlexSelect Architecture, have enabled us to benefit from both increasing capacity requirements and the transition to more efficient and economical network architectures.
Financial Overview – Fiscal 2007
     We had revenue of $779.8 million for our fiscal year ended October 31, 2007, an increase of 38.2% from fiscal 2006 revenue of $564.1 million. Income from operations increased from a loss of $31.4 million in fiscal 2006 to income of $48.7 million in fiscal 2007. Net income increased from $0.6 million, or $0.01 per diluted share, in fiscal 2006, to $82.8 million, or $0.87 per diluted share, in fiscal 2007. We generated $108.7 million in cash from operations during fiscal 2007 compared to our use of $79.4 million in cash during fiscal 2006. We manage our business in one operating segment. The matters discussed in this “Business” section should be read in conjunction with the Consolidated Financial Statements found under Item 8 of Part II of this annual report, which includes additional financial information about our total assets, revenue, measures of profits and loss, and financial information about geographic areas.
Corporate Information and Access to SEC Reports
     Ciena Corporation was incorporated in Delaware in November 1992, and completed its initial public offering on February 7, 1997. Our principal executive offices are located at 1201 Winterson Road, Linthicum, Maryland 21090. Our telephone number is (410) 865-8500, and our web site address is www.ciena.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge on the Investor Relations page of our web site as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission (SEC). Information contained on our web site is not a part of this annual report.

Industry Background
     The markets in which we sell our communications networking equipment have been subject to dynamic changes in recent years, including increased competition, growth in communications services and related traffic, and evolving market opportunities.
Increased Competition and Consolidation of Communications Service Providers
     Competition among communications services providers to offer a broader mix of revenue-generating services continues to be fierce. Traditional communications service providers face new competitors, new technologies and intense price competition. In addition, the last two years have witnessed significant consolidation among large communications service providers, including a number of our largest customers. SBC acquired AT&T in November 2005 and, in December 2006, the combined company, known as AT&T, acquired BellSouth. In January 2006, Verizon acquired MCI. Similar consolidation has taken place abroad. These mergers are likely to have a major impact in shaping the future of the communications industry. The consolidation and future development of these merged networks likely will present opportunities, as well as significant challenges, for communications network equipment providers.
Emergence of Enterprise and Government Markets
     As competition among communications service providers has increased, the needs of some of their largest customers have changed. Enterprises require additional bandwidth capacity to satisfy compliance and business continuity requirements, to facilitate global expansion of operations and to support increasing use of video services. Enterprises and government agencies have also become more concerned about network reliability and security. These changing requirements have driven communications service providers to offer a wider range of enterprise-oriented, carrier-managed applications. A number of large enterprises, government agencies and research and education institutions have decided to forego carrier-managed communications services, however, in favor of building their own, secure private networks, some on a global scale.
Consumer End Users and Broadband Applications
     Consumer adoption of broadband technologies, including peer-to-peer Internet applications, video services, online gaming, and mobile video and data services has increased dramatically in recent years. This has increased the drive for service providers to expand their services offering to include voice, video and data services in a bundled offering; the so-called “triple play.” Meanwhile, increased use of these services to access a growing range of content and applications has accelerated demand for bandwidth. Increased capacity needs and multiservice offerings have caused carriers to transition existing or legacy infrastructures to more efficient, next-generation network infrastructures better suited to handle this traffic.
Increased Multiservice Traffic and Network Transition
     Expanding enterprise and consumer reliance upon communications services continues to increase overall traffic on communications networks, particularly in the metro aggregation segment of communications networks. Meanwhile, communications service providers have found traditional sources of revenue from voice and enterprise data services under pressure in the face of increased competition and new technologies. As a result, they are seeking to augment or replace these revenue sources by offering a broader mix of revenue-generating services. Expansion of these services is driving a transition from multiple, disparate networks based on SONET/SDH to more efficient, converged, mutli-purpose Ethernet/IP-based network infrastructures. Consequently, legacy networks primarily designed to support voice and private lines are being converted to packet-oriented networks, which are better able to deliver efficiently video and data alongside traditional voice traffic. The key operational focus of service providers is to make this transition as efficient and cost-effective as possible.
     These industry trends and market conditions have been significant contributors to the growth of our business. We believe that the capabilities of our product portfolio have positioned us to benefit from both increasing communications network capacity requirements and the transition by carriers to more efficient, converged network architectures. As a result of these market conditions, and the execution of our strategy to continue to invest in our product portfolio, we were able to improve our financial performance and grow our revenue from $427.3 million in fiscal 2005, to $564.1 million in fiscal 2006 and to $779.8 million in fiscal 2007.

Strategy
     We believe that growing network capacity requirements, the expansion of communications services and the need to converge multiple, disparate networks to single, Ethernet/IP-based infrastructures will be significant drivers of our customers’ communications network equipment needs. In response to these needs, we introduced our FlexSelect Architecture, a standards-based, multi-service network architecture that facilitates the transition to next-generation networks while preserving the value of our customers’ investment in existing architectures. Our FlexSelect Architecture combines programmable hardware and integrated control software with service-specific management functionality, automating delivery and management of a broad mix of services including SONET/SDH, IP/Ethernet, storage and video. By creating a software-defined, service-agnostic network and integrating standards-based control planes, our FlexSelect products deliver services over communications networks that offer enhanced flexibility and that are cost-effective to deploy, scale and manage.
     Since Ethernet is ubiquitous and supports many consumer and enterprise applications, we believe it is well suited as a technology for network consolidation. We believe that our customers will evolve their communications networks toward increasing reliance on Ethernet as an efficient, cost-effective transport and switching protocol. During fiscal 2007, we announced FlexSelect for Ethernet, which seeks to apply the attributes of our FlexSelect Architecture approach—network flexibility, adaptability, manageability and reliability—to carrier Ethernet services. We introduced two new Ethernet-based product platforms during fiscal 2007: the CN 3000™ Ethernet Access Series and the CN 5060™ Multiservice Carrier Ethernet Platform.
     To implement the network vision underpinning our FlexSelect Architecture, we are pursuing the following strategic initiatives:
•	Establish technology leadership in the transition from legacy network infrastructures to Ethernet-based infrastructures. We seek to differentiate Ciena from competitors through our network specialist role and our FlexSelect network architecture vision. We are focusing our research and development investments on enabling customers to transition legacy circuit-switched networks to Ethernet/IP-based network infrastructures. We seek to provide customers the cost-effective means by which to support new applications and deliver services over communications network infrastructures with improved performance, resiliency, security and flexibility. Our current research and development initiatives include:
o	Applying our expertise in carrier networks and mission-critical applications to develop Ethernet-based communications networks, improve the reliability of those networks and enable automated service provisioning;

o	Continuing to add advanced Ethernet capabilities and functionality across our product portfolio with the goal of developing a comprehensive performance-grade Ethernet portfolio;

o	Adding software-driven reconfigurability and automation across our portfolio;

o	Enabling broadband and Ethernet access over copper and fiber access lines; and

o	Focusing on cross-product integration and driving a common set of features and network management functionality across our portfolio.
•	Expand our market opportunity. We are seeking to expand our geographic reach, increase our addressable markets and penetrate new market segments, thereby enabling us to grow and diversify our customer base. Our current sales and marketing initiatives include:
o	Increasing our use of channel partners to expand into select geographic markets and penetrate new market segments, including cable, government and enterprise;

o	Increasing market awareness and acceptance of our Ethernet products and technologies in the core, metro and access portions of the network;

o	Expanding our participation in additional applications for our technology, including carrier-managed services and wireless backhaul;

o	Leveraging our incumbency to sell our expanded product portfolio to existing customers; and

o	Pursuing strategic technology opportunities, including original equipment manufacturer (OEM) arrangements and technology acquisitions, to offer products that complement our existing product portfolio.
•	Leverage our operating model in the growth of our business. As a result of our efforts in recent years to align our resources with market opportunities and make more efficient use of our resources, we were able to reduce operating expense as a percentage of revenue and increase income from operations during fiscal 2007. We seek to drive further efficiencies and improve our operating model through initiatives that include:

o	Continuing to grow our development facility in India;

o	Streamlining internal business processes to be more efficient; and

o	Improving information systems to drive increased automation and coordination.

Customers and Markets
     Our customer base and the markets in which we sell our equipment, software and services have expanded in recent years as new market opportunities have emerged and our product portfolio has grown to include additional products in the metro and access portions of communications networks. The networking equipment needs of our customers vary, depending upon their size, location, the nature of their end users and the applications or services that they support. During fiscal 2007, AT&T and Sprint each represented more than 10% of our total revenue and 38.1% in the aggregate. Revenue from customers within the United States was 71.0% of total revenue in fiscal 2007 and 75.1% in fiscal 2006. Information regarding 10% customers over our last three fiscal years can be found in Note 18 to the Consolidated Financial Statements in Item 8 of Part II of this annual report. We sell our products and services through our direct sales force and third party channel partners in the following markets:
Telecommunications Service Providers
     Our telecommunications service provider customers include regional, national and international telecommunications carriers, both wireline and wireless. Telecommunications service providers are our historical customer base and the largest contributor to our revenue. We provide products that enable telecommunications service providers to support consumer demand for video delivery, broadband data and wireless broadband services, while continuing to support legacy voice services. Our products also enable telecommunications carriers to support private networks and applications for enterprise users, including managed services, wide area network consolidation, inter-site connectivity, storage and Ethernet services.
Cable Operators
     Our customers include leading cable and multiservice operators in the U.S. and internationally. Our cable and multiservice operator customers rely upon us for carrier-grade, optical Ethernet transport and switching equipment. Our communications networking platforms allow cable operators to integrate voice, video and data applications over a converged infrastructure. Our products support key cable applications including broadcast and digital video, voice over IP, video on demand, broadband data services and services for enterprises.
Enterprise
     Our enterprise customers include large, multi-site commercial organizations, including participants in the financial, healthcare, transportation and retail industries. We offer equipment, software and services that facilitate data center connectivity, wide area network consolidation, and storage extension for business continuity and disaster recovery. Our products enable inter-site connectivity between data centers, sales offices, manufacturing plants, retail stores and research and development centers, using an owned or leased private fiber network or a carrier-provided service. Our products facilitate key enterprise applications including data, voice, video, chat, online collaboration, conferencing and other business services. Our products also enable our enterprise customers to prevent unexpected network downtime and ensure the safety, security and availability of their data.
Government, Research and Education
     Our government customers include federal and state agencies in the U.S. as well as government entities outside of the U.S. Our customers also include domestic and international research and education institutions seeking to take advantage of technology innovation and facilitate increased collaboration. Our products, software and services enable these customers to improve network performance, security, reliability and flexibility. Our products also enable government agencies and research and education institutions to build their own secure, private networks.
Products and Services
     Our product portfolio includes a range of communications networking equipment and software that is utilized from the core of communications networks, to metropolitan network infrastructures to the network edge, where end users gain access to communications services. We are applying our FlexSelect Architecture vision across our product portfolio, which includes transport and switching platforms, packet interworking products and access products. These products are complemented by a comprehensive suite of network and service management tools and consulting, installation and support services. We refer to our transport and switching products and packet interworking products collectively as converged Ethernet infrastructure products.

Transport & Switching
     Our transport and switching platforms serve as the foundation for our converged Ethernet infrastructure portfolio and address both the core and metro segments of communications networks. Our principal transport and switching products are our CoreDirector® Multiservice Optical Switch, our CoreStream® Agility Optical Transport System and our CN 4200® FlexSelect Advanced Services Platform family. By increasing capacity and enhancing bandwidth utilization, our transport and switching products enable service providers to increase network efficiency, allowing them to support more service types, higher bandwidth applications and higher volumes of traffic. By facilitating the convergence of disparate service networks to a multiservice network, these products also enable service providers to reduce capital expenditures and operational costs through equipment reductions, increased automation and network simplification.
Packet Interworking
     Our packet interworking products include our multiservice edge switching and aggregation platforms. Our principal packet interworking products are our CN 5000 Packet Services Series and DN 7000™ Series Multiservice Edge Switching and Aggregation Platform. These products adapt and aggregate incoming network traffic and act as a bridge between IP/MPLS devices such as routers and an Ethernet transport and switching structure. These products enable communications service providers to transition their networks to carrier Ethernet and IP/MPLS from legacy technologies, such as ATM and Frame Relay. These platforms more cost-effectively support the aggregation and delivery of multiple application and service types, including mobile wireless backhaul, business data services and residential broadband. By converging traditional and emerging data services in carrier aggregation and service edge networks, these products enable service providers to transition to high-performance, packet-optimized networks while enhancing network reliability, bandwidth efficiency, ease of provisioning and scalability.
Access
     Our access portfolio addresses consumer and enterprise broadband services. Our principal access products for consumer broadband are our CNX-5™ Broadband DSL System and CNX-5Plus™ Modular Broadband Loop Carrier. These broadband access platforms allow service providers to transition legacy voice networks to support next-generation services such as Internet-based (IP) telephony, video services and DSL, and enable cost-effective migration to higher bandwidth Ethernet network infrastructures. For enterprise broadband services, our CN 3000 Ethernet Access Series platforms enable carriers to extend Ethernet services to all customer sites, regardless of whether they are connected to the carrier’s network by copper or fiber access lines.
Network and Service Management Tools
     We offer integrated network and service management software across our product portfolio. Designed to simplify network management and operation, our ON-Center® Network & Service Management Suite facilitates rapid and simplified provisioning of new services or service modifications and enables efficient allocation of bandwidth for service delivery. ON-Center employs a distributed, scalable architecture capable of managing a series of network elements as a standalone solution or as part of an integrated infrastructure. Our management system can track individual services across multiple product suites, facilitating planned network maintenance, outage detection and identification of customers or services affected by network troubles. By increasing network automation, minimizing network downtime and monitoring network performance and service metrics, ON-Center® enables customers to improve cost effectiveness, while increasing the performance and functionality of their network operations.
Global Network Services
     To complement our product portfolio, we offer a broad range of consulting and support services. We provide these professional services through our internal Global Network Services resources as well as through service partners. Our services portfolio includes:
•	Network analysis, planning and design;

•	Network optimization and tuning;

•	Project management, including staging, site preparation and installation activities;

•	Deployment services, including turnkey installation and turn-up and test services; and,

•	Maintenance and support services, including helpdesk and technical assistance and training, spares and logistics management, software updates, engineering dispatch, advanced technical support and hardware and software warranty extensions.

Product Development
     Our industry is subject to rapid technological developments, evolving standards, and protocols and shifts in customer demand. To remain competitive, we must continue to enhance existing product platforms by adding new features and functionality and introducing new products that extend our FlexSelect Architecture and broaden our reach into existing and new market segments. As the markets in which we sell our products and the technologies that support these products have evolved, our research and development strategy has been to pursue technology and product convergence. This convergence allows us to consolidate multiple technologies and functionalities on a single platform, ultimately creating more robust and cost-effective products.
     Our product development investments are driven by market demand and involve close collaboration among our marketing, sales and product development organizations. We also incorporate feedback from customers in our product development process. We conduct research and development through our internal resources as well as in collaboration with third parties. In some cases, we work with third parties pursuant to technology licenses, OEM arrangements and other strategic technology relationships or investments, to develop new products or modify existing platforms. In addition, we participate in industry and standards organizations where appropriate and incorporate information from these affiliations throughout the product development process. We regularly review our product offerings and development projects to determine their fit within our portfolio. We assess the market demand, prospective return on investment and growth opportunities, as well as the costs and resources necessary to support these products or development projects.
     During fiscal 2007, our product development initiatives focused on adding advanced Ethernet capabilities across our product portfolio and expanding our FlexSelect Architecture. We released Ethernet-oriented enhancements to our ON-Center network management software and our CN 4200 FlexSelect Advanced Services Platform and CoreDirector platforms and added wavelength switching capabilities to the CN 4200. We introduced two new Ethernet-based product platforms: the CN 3000 Ethernet Access Series and CN 5060 Multiservice Carrier Ethernet Platform. We also expanded our CN 4200 product from a single product to a product family, which includes platforms with different capacities and form factors. Part of our research and development strategy is to continue to extend Ethernet functionality across our products, developing a comprehensive performance-grade Ethernet portfolio.
     Our research and development expense was $137.2 million, $111.1 million and $127.3 million for fiscal 2005, 2006 and 2007, respectively. For more information regarding our research and development expense, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report.
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
     We maintain a direct sales presence in locations in North America, South America, Europe and Asia. Through these offices we sell and support our product and service offerings into each of our customer markets. In support of our sales efforts, we engage in marketing activities intended to position and promote both our brand and our product, software and service offerings.
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
Manufacturing
     We rely on contract manufacturers to perform the majority of the manufacturing for our products. We believe that this allows us to conserve capital, lower costs of product sales, efficiently adjust to changes in market demand and operate without dedicating significant resources to manufacturing-related plant and equipment. We utilize a direct order fulfillment model for certain products. Direct order fulfillment allows us to rely on our contract manufacturers to perform final system integration and test, prior to direct shipment of products from their facilities to our customers. For certain product lines, we continue to perform a portion of the module assembly, final system integration and testing. We work closely with our contract manufacturers to manage material, quality, cost and delivery times and we continually evaluate their services to ensure performance on a reliable and cost-effective basis. In recent years we have consolidated our base of suppliers and increasingly utilized a global sourcing strategy. During fiscal 2007, we significantly reduced supply chain costs through greater sourcing of materials in lower cost regions such as Asia.

     Our products include some components that are proprietary in nature and only available from one or a small number of suppliers. In some cases, significant time would be required to establish relationships with alternate suppliers or providers of proprietary components. We do not have long-term contracts with any supplier or contract manufacturer that guarantees supply of components or manufacturing services. If component supplies become limited, which has occurred on occasion, or if a supplier is unable to meet our needs, we may encounter manufacturing delays that could adversely affect our business. In an effort to limit our exposure to such delays and to satisfy customer needs for shorter delivery terms, we rely upon a build-to-forecast model across our product portfolio. This inventory purchase model exposes us to the risk that our customers will not order those products for which we have forecast sales, or will purchase less than we have forecast.
Backlog
     Generally, we make sales pursuant to purchase orders issued under master purchase agreements that govern the terms and conditions of the sale of our products and services. These agreements typically do not provide for minimum order quantities. At any given time, we have orders for products that have not been shipped and for services that have not yet been performed. We also have products and services awaiting customer acceptance. Generally, our customers may cancel or change these orders with limited advance notice, or they may decide not to accept these products and services. As a result, we do not consider these orders to be firm.
Competition
     Competition among providers of communications networking equipment, software and services is intense. The markets for our products, software and services are characterized by rapidly changing and converging technologies. Competition in these markets is based on any one or a combination of the following factors:
•	product functionality and performance;

•	price;

•	incumbency and existing business relationships;

•	installation and support capability;

•	manufacturing and lead-time capability;

•	flexibility and scalability of products; and

•	the ability of products and services to meet customers’ immediate and future network requirements.
Competition for sales of communications networking equipment is dominated by a small number of very large, multi-national companies. Our competitors include Alcatel-Lucent, Cisco, Ericsson, Fujitsu, Huawei, Nokia Siemens Networks, Nortel and Tellabs. These competitors have substantially greater financial, operational and marketing resources than Ciena. Many of them also have well-established relationships with large carriers. In recent years, mergers among some of our larger competitors have intensified these advantages. In November 2006, Alcatel completed its acquisition of Lucent. In June 2006, Nokia and Siemens agreed to combine their communications service provider businesses to create a new joint venture, and in January 2006, Ericsson completed its acquisition of certain key assets of Marconi’s telecommunications business. Our industry has also experienced increased competition from low-cost producers in Asia, which can contribute to pricing pressure.
     We also compete with several smaller, but established, companies that offer one or more products that compete directly or indirectly with our offerings or whose products address specific niches within the markets we address. In addition, there are a variety of earlier-stage companies with products targeted at the communications networking market. These competitors, particularly those that are privately-held, often employ aggressive competitive and business tactics as they seek to gain entry with certain customers or markets. Due to these practices and the narrower focus of their development efforts, which may allow introduction of products more quickly, these competitors may have offerings that are more attractive to customers.
Patents, Trademarks and Other Intellectual Property Rights
     We rely upon patents, copyrights, trademarks, and trade secret laws to establish and maintain proprietary rights in our technology. We regularly file applications for patents and trademarks and have a significant number of patents and trademarks in the United States and other countries where we do business. We also rely on non-disclosure agreements, other contracts, and policies regarding confidentiality, with employees, contractors and customers to establish proprietary rights and protect trade secrets and confidential information. Our practice is to require employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements with us. These agreements acknowledge our exclusive ownership of intellectual property developed by the individual during the course of his or her work with us. The agreements also require that these persons maintain the confidentiality of all proprietary information disclosed to them.

     Enforcing proprietary rights, especially patents, can be costly and uncertain. Moreover, monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps that we are taking will detect or prevent unauthorized use, particularly as we expand our operations, product development and the manufacturing of our products internationally, into countries that may not provide the same level of intellectual property protection as the United States. In recent years, we have filed suit to enforce our intellectual property rights and have been subject to several claims related to patent infringement. In some cases, resolution of these claims has resulted in our payment of substantial sums. We believe that the frequency of patent infringement claims is increasing as patent holders, including entities that are not in our industry and who purchase patents as an investment or to monetize such rights by obtaining royalties, use such claims as a competitive tactic and source of additional revenue. Third party infringement assertions, even those without merit, could cause us to incur substantial costs. If we are not successful in defending these claims, we could be required to enter into a license requiring ongoing royalty payments, we may be required to redesign our products, or we may be prohibited from selling any infringing technology.
     Our network and service management software and other products incorporate software and components under licenses from third parties. We may be required to license additional technology from third parties in order to develop new products or product enhancements. There can be no assurance that these licenses will be available on acceptable commercial terms. Failure to obtain such licenses or other rights could affect our development efforts and harm our business, financial condition and operating results.
Environmental Matters
     Our business and operations are subject to environmental laws in various jurisdictions around the world. We seek to operate our business in compliance with such laws. We are currently subject to laws relating to the materials and content of our products and certain requirements relating to product takeback and recycling. Environmental regulation is increasing, particularly outside of the United States, and we expect that our international operations will be subject to additional environmental compliance requirements, which may expose us to additional costs. To date, our compliance costs relating to environmental regulations have not resulted in a material adverse effect on our business, results of operations or financial condition.
Employees
     As of October 31, 2007, we had 1,797 employees. None of our employees is represented by labor unions or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider the relationships with our employees to be good.

Directors and Executive Officers
     The table below sets forth certain information concerning our directors and executive officers:

Name	Age	Position
Patrick H. Nettles, Ph.D.	64	Executive Chairman of the Board of Directors
Gary B. Smith	47	President, Chief Executive Officer and Director
Stephen B. Alexander	48	Senior Vice President, Products & Technology and Chief
		Technology Officer
Michael G. Aquino	51	Senior Vice President, World Wide Sales
Joseph R. Chinnici	53	Senior Vice President, Finance and Chief Financial Officer
James E. Moylan, Jr.	56	Senior Vice President, Finance and Chief Financial
		Officer Designate
Andrew C. Petrik	44	Vice President, Controller and Treasurer
Arthur D. Smith, Ph.D.	41	Senior Vice President, Chief Operating Officer
Russell B. Stevenson, Jr.	66	Senior Vice President, General Counsel and Secretary
Stephen P. Bradley, Ph.D. (2)(3)	66	Director
Harvey B. Cash (1)(3)	69	Director
Bruce L. Claflin (2)	56	Director
Lawton W. Fitt (2)	54	Director
Judith M. O’Brien (1)(3)	57	Director
Michael J. Rowny (2)	57	Director
Gerald H. Taylor (1)	66	Director

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

(3)	Member of the Governance and Nominations Committee
     Ciena’s Directors hold staggered terms of office, expiring as follows: Ms. O’Brien and Messrs. Cash and Smith in 2008; Messrs. Bradley, Claflin and Taylor in 2009; and Ms. Fitt, Dr. Nettles and Mr. Rowny in 2010.
     Patrick H. Nettles, Ph.D. has served as a Director of Ciena since April 1994 and as Executive Chairman of the Board of Directors since May 2001. From October 2000 to May 2001, Dr. Nettles was Chairman of the Board and Chief Executive Officer of Ciena, and he was President and Chief Executive Officer from April 1994 to October 2000. Dr. Nettles serves as a Trustee for the California Institute of Technology and serves on the board of directors of Axcelis Technologies, Inc. and The Progressive Corporation. Dr. Nettles also serves on the boards of directors of Apptrigger, Inc., a privately held company.
     Gary B. Smith joined Ciena in 1997 and has served as President and Chief Executive Officer since May 2001. Mr. Smith has also served on Ciena’s Board of Directors since October 2000. Mr. Smith serves on the boards of directors for CommVault Systems, Inc. and the American Electronics Association. Mr. Smith also serves as a member of the Global Information Infrastructure Commission.
     Stephen B. Alexander joined Ciena in 1994 and has served as Chief Technology Officer since September 1998 and as a Senior Vice President since January 2000. Mr. Alexander currently serves as Senior Vice President of Products & Technology, a position he has held since October 2005. During 2004 and 2005, Mr. Alexander served as General Manager of Products & Technology and General Manager of Transport and Switching and Data Networking. Mr. Alexander serves on the Federal Communications Commission Technology Advisory Council.
     Michael G. Aquino joined Ciena in June 2002 and has served as Ciena’s Senior Vice President, Worldwide Sales since April 2006. Mr. Aquino previously held positions as Ciena’s Vice President of Americas, with responsibility for sales activities in the region, and Vice President of Government Solutions, where he focused on supporting Ciena’s relationships with the U.S. and Canadian government.
     Joseph R. Chinnici joined Ciena in 1994 and has served as Senior Vice President, Finance and Chief Financial Officer since August 1997. Mr. Chinnici serves on the boards of directors for Sourcefire, Inc. and Optium Corporation. Mr. Chinnici also serves on the board of directors for Brix Networks, Inc. a privately held company. Mr. Chinnici’s resignation as Chief Financial Officer is effective upon the filing of this annual report on Form 10-K.

     James E. Moylan, Jr. has served as Senior Vice President, Finance since December 2007 and will become Ciena’s Chief Financial Officer effective following the filing of this annual report on Form 10-K. From June 2006 to December 2007, Mr. Moylan served as Executive Vice President and Chief Financial Officer of Swett & Crawford, a wholesale insurance broker. From March 2004 to February 2006, Mr. Moylan served as Executive Vice President and Chief Financial Officer of PRG-Shultz International, Inc., a publicly held recovery audit and business services firm. From June 2002 to April 2003, Mr. Moylan served as Executive Vice President in charge of Composite Panel Distribution and Administration for Georgia-Pacific Corporation’s building products distribution business. From November 1999 to May 2002, Mr. Moylan served as Senior Vice President and Chief Financial Officer of Sonat, Inc., an electronics contract manufacturing company.
     Andrew C. Petrik joined Ciena in 1996 and has served as Vice President, Controller and Treasurer since August 1997.
     Arthur D. Smith, Ph.D. joined Ciena in May 1997 and has served as Chief Operating Officer since October 2005. Dr. Smith served as Senior Vice President, Global Operations from September 2003 to October 2005. Previously, Dr. Smith served as Senior Vice President, Worldwide Customer Services and Support from June 2002 to September 2003.
     Russell B. Stevenson, Jr. has served as Senior Vice President, General Counsel and Secretary since joining Ciena in August 2001.
     Stephen P. Bradley, Ph.D. has served as a Director of Ciena since April 1998. Professor Bradley is the William Ziegler Professor of Business Administration and teaches Competitive and Corporate Strategy in the Advanced Management Program at the Harvard Business School. A member of the Harvard faculty since 1968, Professor Bradley is also Chairman of Harvard’s Executive Program in Competition and Strategy: Building and Sustaining Competitive Advantage. Professor Bradley serves on the boards of directors of i2 Technologies, Inc. and the Risk Management Foundation of the Harvard Medical Institutions.
     Harvey B. Cash has served as a Director of Ciena since April 1994. Mr. Cash is a general partner of InterWest Partners, a venture capital firm in Menlo Park, California, that he joined in 1985. Mr. Cash serves on the boards of directors of First Acceptance Corp., i2 Technologies, Inc., Silicon Laboratories, Inc., Argonaut Group, Inc. and Staktek Holdings, Inc.
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
     Lawton W. Fitt has served as a Director of Ciena since November 2000. From October 2002 to March 2005, Ms. Fitt served as Director of the Royal Academy of Arts in London. From 1979 to October 2002, Ms. Fitt was an investment banker with Goldman Sachs & Co., where she was a partner from 1994 to October 2002, and a managing director from 1996 to October 2002. Ms. Fitt is a director of Reuters PLC, Citizens Communications Company and Overture Acquisition Corporation, and a Senior Advisor to GSC Group.
     Judith M. O’Brien has served as a Director of Ciena since July 2000. Since November 2006, Ms. O’Brien has served as Executive Vice President of Obopay, Inc., a provider of mobile payment services. From February 2001 until October 2006, Ms. O’Brien served as a Managing Director at Incubic Venture Fund, a venture capital firm. From February 1984 until February 2001, Ms. O’Brien was a partner with Wilson Sonsini Goodrich & Rosati, where she specialized in corporate finance, mergers and acquisitions and general corporate matters. Ms. O’Brien serves on the board of directors of Grandis Inc., a privately held company.
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
Our ability to grow our business and increase revenue depends upon continued growth of communications network traffic and the adoption of communications services and applications by enterprise and consumer end users.
     We have experienced considerable annual revenue growth over the past two fiscal years, in part, due to growing demand and improved conditions in our markets. The growth of our business and revenue is dependent upon a number of market factors, including the continued growth of communications network traffic and increased reliance by consumers and businesses upon high-capacity communications services. We believe our business has benefitted from increases in the amount of data transmitted over communications networks and the desire among service providers to address capacity needs and offer additional consumer and enterprise services over more efficient, economical network architectures. There is no assurance that that these improved market conditions or our success in competing in these markets will continue. If growth in demand for bandwidth, or the adoption of new communications services, does not continue, or slows, the growth of our business and our revenues would be negatively impacted.
A small number of communications service provider customers account for a significant portion of our revenue and the loss of any of these customers, or a significant reduction in their spending, would have a material adverse effect on our business, financial condition and results of operations.
     Our revenue has become increasingly concentrated among a relatively small number of customers. AT&T accounted for 25.3%, and Sprint for 12.8% of our fiscal 2007 revenue. The loss of, or significant reductions in spending by, one or more of our large customers would have a material adverse effect on our business, financial condition and results of operations. Our increased concentration in revenue has been affected, in part, by consolidations among a number of our largest customers. These consolidations have resulted in increased concentration of customer purchasing power, which in turn may lead to constraints on pricing, fluctuations in revenue, increases in costs to meet demands of large customers and pressure to accept onerous contract terms. Consolidation may result in fewer opportunities to participate in larger network builds and could increase our exposure to changes in customer network strategy and reductions in customer capital expenditures. In addition, because a significant part of our revenue remains concentrated among telecommunications service providers, our business could be exposed to risks associated with a market-wide change in business prospects, competitive pressures or other conditions affecting our carrier customers.
We face intense competition that could hurt our sales and profitability.
     The markets in which we compete for sales of networking equipment, software and services are extremely competitive, particularly the market for sales to communications service providers. Competition in these markets is based on any one or a combination of the following factors: price, product features and functionality, manufacturing capability and lead-times, incumbency and existing business relationships, scalability and the ability of products to meet the immediate and future network requirements of customers. A small number of very large companies has historically dominated our industry. These competitors have substantially greater financial, technical and marketing resources, greater manufacturing capacity and better established relationships with telecommunications carriers and other potential customers than we do. Recent consolidation activity among large networking equipment providers has caused some of our competitors to grow even larger, which may increase their strategic advantages. In 2006, Alcatel acquired Lucent, Nokia and Siemens combined their communications service provider businesses to create a new joint venture, and Ericsson acquired certain telecommunications business assets of Marconi. These transactions may adversely affect our competitive position.
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
     Increased competition in our markets has resulted in aggressive business tactics, including:
•	“one-stop shopping” options;

•	significant price competition, particularly from competitors in Asia;

•	customer financing assistance;

•	early announcements of competing products and extensive marketing efforts;

•	competitors offering equity ownership positions to customers;

•	competitors offering to repurchase our equipment from existing customers;

•	marketing and advertising assistance; and

•	intellectual property assertions and disputes.
     The tactics described above can be particularly effective in an increasingly concentrated base of potential customers such as telecommunications service providers. If we fail to compete successfully in our markets, our sales and profitability would suffer.
Our revenue and operating results can fluctuate unpredictably from quarter to quarter.
     Our revenue can fluctuate unpredictably from quarter to quarter. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our budgeted expense levels depend in part on our expectations of future revenue. Any substantial adjustment to expense in order to account for lower levels of revenue is difficult and takes time. Consequently, if our revenue declines, our levels of inventory, operating expense and general overhead would be high relative to revenue, and this could result in operating losses.
     Other factors contribute to fluctuations in our revenue and operating results, including:
•	the level of demand for our products and the timing and size of customer orders, particularly from large telecommunications carrier customers;

•	satisfaction of contractual acceptance criteria and related revenue recognition requirements;

•	delays, changes to or cancellation of orders from customers;

•	the effects of consolidation of our customers, including increased exposure to any changes in network strategy and reductions in customer capital expenditures;

•	the availability of an adequate supply of components and sufficient manufacturing capacity;

•	the introduction of new products by us or our competitors;

•	readiness of customer sites for installation; and

•	changes in general economic conditions as well as those specific to our market segments.
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
Our gross margin may fluctuate from quarter to quarter which may adversely affect our level of profitability.
     Our gross margin fluctuates from quarter to quarter and may be adversely affected by numerous factors, including:
•	customer, product and service mix in any period;
•	the effect of our services gross margin, which is generally lower than our product gross margin;

•	sales volume during the period;

•	increased price competition;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our products;

•	our ability to continue to reduce product manufacturing costs;

•	introduction of new products, with initial sales at relatively small volumes with resulting higher production costs; and

•	increased warranty or repair costs.
     The factors that contribute to fluctuations in revenue and operating results can also significantly affect our gross margin. Fluctuations in gross margin may affect our level of profitability in any period. As a consequence, our gross margin for a particular quarter may be difficult to predict, and our prior results are not necessarily indicative of results likely in future periods.
Network equipment sales to large communications service providers often involve lengthy sales cycles and protracted contract negotiations and may require us to assume terms or conditions that negatively affect our pricing, payment terms and the timing of revenue recognition.
     Our future success will depend in large part on our ability to maintain and expand our sales to large communications service providers. These sales typically involve lengthy sales cycles, protracted or difficult contract negotiations, and extensive product testing and network certification. We are sometimes required to assume contract terms or conditions that negatively affect pricing, payment terms and the timing of revenue recognition in order to consummate a sale. These terms may, in turn, negatively affect our revenue and results of operations and increase our susceptibility to quarterly fluctuations in our results. Communications service providers may ultimately insist upon terms and conditions that we deem too onerous or not in our best interest. Moreover, our purchase agreements generally do not require that a customer guarantee any minimum purchase level and customers often have the right to modify, delay, reduce or cancel previous orders. As a result, we may incur substantial expense and devote time and resources to potential relationships that never materialize or result in lower than anticipated sales.
Investment of research and development resources in technologies for which there is not a matching market opportunity, or failure to sufficiently or timely invest in technologies for which there is market demand, would adversely affect our revenue and profitability.
     The market for communications networking equipment is characterized by rapidly evolving technologies and changes in market demand. To succeed in this market, we are continually investing research and development resources into the enhancement of our existing products, the creation of new products and the development or acquisition of new technologies. There is often a lengthy period between commencing these development initiatives and bringing the new or revised product to market, and, during this time, technology or the market may move in directions we had not anticipated. There is a significant possibility, therefore, that at least some of our development decisions will not turn out as anticipated, and that our investment in a project will be unprofitable. There is also a possibility that we may miss a market opportunity because we fail to invest, or invest too late, in a new product or an enhancement of an existing product that could have been highly profitable. Changes in the market may also cause us to discontinue previously planned investments in products, which can have a disruptive effect on relationships with customers that were anticipating the availability of a new product or feature. If we fail to make the right investments and to make them at the right time, our competitive position may suffer and our revenue and profitability could be harmed.
We may be exposed to unanticipated risks and additional obligations in connection with our resale of complementary products or technology of other companies.
     We have entered into agreements with strategic partners that permit us to distribute their products or technology. We rely upon these relationships to add complementary products or technologies or to fulfill an element of our product portfolio. As part of our strategy to diversify our product portfolio and customer base, we may enter into additional original equipment manufacturer (OEM) or resale agreements in the future. We may incur unanticipated costs or difficulties relating to our resale of third party products. Our third party relationships could expose us to risks associated with delays in their development, manufacturing or delivery of products or technology. We may also be required by customers to assume warranty, service and other commercial obligations greater than the commitments, if any, made to us by these technology partners. Some of our strategic partners are relatively small companies with limited financial resources. If they are unable to satisfy their obligations to us or our customers, we may have to expend our own resources to satisfy these obligations. Exposure to the risks above could harm our reputation with key customers and negatively affect our business and our results of operations.

Product performance problems could damage our business reputation and negatively affect our results of operations.
     The development and production of equipment that addresses rapidly growing, multi-service communications network traffic is complicated. Due to their complexity, some of our products can be fully tested only when deployed in communications networks or with other equipment. As a result, new products or product enhancements can contain undetected hardware or software errors at the time of release. We have introduced new or upgraded products recently and expect to continue to enhance and extend our product portfolio. Product performance problems are often more acute for initial deployments of new products and product enhancements. Unanticipated problems can relate to the design, manufacturing, installation or integration of our products. If we experience significant performance, reliability or quality problems with our products, or our customers suffer significant network restoration delays relating to these problems, a number of negative effects on our business could result, including:
•	increased costs to address software or hardware defects;

•	payment of liquidated damages or claims for damages for performance failures or delays;

•	increased inventory obsolescence and warranty expense;

•	delays in collecting accounts receivable;

•	cancellation or reduction in orders from customers; and

•	damage to our reputation or legal actions by customers or end users.
     Product performance problems could damage our business reputation and negatively affect our business and results of operations.
We may be required to write off significant amounts of inventory as a result of our inventory purchase practices, the convergence of our product lines and our supplier transitions.
     To avoid delays and meet customer demand for shorter delivery terms, we place orders with our contract manufacturers and suppliers to manufacture components and complete assemblies based on forecasts of customer demand. As a result, our inventory purchases expose us to the risk that our customers either will not order those products for which we have forecasted sales or will purchase fewer than the number of products we have forecasted. Our purchase agreements generally do not require that a customer guarantee any minimum purchase level, and customers often have the right to modify, reduce or cancel purchase quantities. As a result, we may purchase inventory based on forecasted sales and in anticipation of purchases that never come to fruition. Historically, our inventory write-offs have resulted from the circumstances above. As features and functionalities converge across our product lines, however, we face an increased risk that customers may elect to forego purchases of one product we have inventoried in favor of purchasing another product with similar functionality or application. We may be exposed to write-offs due to significant inventory purchases that we deem necessary as we transition from one supplier to another, or resulting from a supplier’s decision to discontinue the manufacture of certain components. We may also be required to write off inventory as a result of the effect of evolving domestic and international environmental regulations. If we are required to write off or write down a significant amount of inventory due to the factors above or otherwise, our results of operations for the period would be materially adversely affected.
Shortages in component supply or manufacturing capacity could increase our costs, adversely affect our results of operations and constrain our ability to grow our business.
     As we have expanded our use of contract manufacturers, broadened our product portfolio and increased sales volume in recent years, manufacturing capacity and supply constraints have become increasingly significant issues for us. We have encountered component shortages that have affected our operations and ability to deliver products in a timely manner. Growth in customer demand for the communications networking products supplied by us, our competitors and other third parties, has resulted in supply constraints among providers of some components used in our products. In addition, environmental regulations, such as RoHS, have resulted in, and may continue to give rise to, increased demand for compliant components. As a result, we may experience delays or difficulty obtaining compliant components from suppliers. Component shortages and manufacturing capacity constraints may also arise, or be exacerbated by difficulties with our suppliers or contract manufacturers, or our failure to adequately forecast our component or manufacturing needs. If shortages or delays occur or persist, the price of required components may increase, or the components may not be available at all. If we are unable to secure the components or subsystems that we require at reasonable prices, or are unable to secure adequate manufacturing capacity, we may experience delivery delays and may be unable to satisfy our contractual obligations to customers. These delays may cause us to incur liquidated damages to customers and negatively affect our revenue and gross margin. Shortages in component supply or manufacturing capacity could also limit our opportunities to pursue additional growth or revenue opportunities and could harm our business reputation and customer relationships.

We may not be successful in selling our products into new markets and developing and managing new sales channels.
     We continue to take steps to sell our expanded product portfolio into new geographic markets and to a broader customer base, including enterprises, cable operators, wireless operators and federal, state and local governments. We have less experience in these markets and believe, in order to succeed in these markets, we must develop and manage new sales channels and distribution arrangements. We expect these relationships to be an increasingly important part of the growth of our business and our efforts to increase revenue. We may not be successful in reaching additional customer segments or expanding into new geographic regions and may be exposed to increased expense and business and financial risks associated with entering new markets and pursuing new customer segments. We may expend time, money and other resources on channel relationships that are ultimately unsuccessful. In addition, sales to federal, state and local governments require compliance with complex procurement regulations with which we have little experience. We may be unable to increase our sales to government contractors if we determine that we cannot comply with applicable regulations. Our failure to comply with regulations for existing contracts could result in civil, criminal or administrative proceedings involving fines and suspension, or exclusion from participation in federal government contracts. Failure to manage additional sales channels effectively would limit our ability to succeed in these new markets and could adversely affect our ability to grow our customer base and revenue.
We may experience delays in the development and enhancement of our products that may negatively affect our competitive position and business.
     To remain competitive, we must continue to enhance existing product platforms by adding new features and functionality and introduce new products. Because our products are based on complex technology, we can experience unanticipated delays in developing, improving, manufacturing or deploying them. Each step in the development life cycle of our products presents serious risks of failure, rework or delay, any one of which could decrease the timing and cost-effective development of such products and could affect customer acceptance of such products. Unexpected intellectual property disputes, failure of critical design elements, and other execution risks may delay or even prevent the introduction of these products. Our development efforts may also be affected, particularly in the near term, by the transfer of some of our research and development activity to our facility in India. Modification of research and development strategies and changes in allocation of resources could also be disruptive to our development efforts. If we do not develop and successfully introduce products in a timely manner, our competitive position may suffer and our business, financial condition and results of operations would be harmed.
We must manage our relationships with contract manufacturers effectively to ensure that our manufacturing and production requirements are met.
     We rely on contract manufacturers to perform the majority of the manufacturing operations for our products and components and we are increasingly utilizing overseas suppliers, particularly in Asia. The qualification of our contract manufacturers is a costly and time-consuming process, and these manufacturers build products for other companies, including our competitors. We are constantly reviewing our manufacturing capability, including the work of our contract manufacturers, to ensure that our production requirements are met in terms of cost, capacity, quality and reliability. From time to time, we may decide to transfer the manufacturing of a product from one contract manufacturer to another, to better meet our production needs. Efforts to transfer to a new contract manufacturer or consolidate our use of suppliers may result in temporary increases in inventory volumes purchased in order to ensure continued supply. We may not effectively manage these contract manufacturer transitions, and our new contract manufacturers may not perform as well as expected. Our reliance upon contract manufacturers could also expose us to risks that could harm our business related to difficulties with lead times, on-time delivery, quality assurance and product changes required to meet evolving environmental standards and regulations. These risks can result in strategic harm to our business, including delays affecting our time to market for new or enhanced products. In addition, we do not have contracts in place with some of these providers and do not have guaranteed supply of components or manufacturing capacity. Our inability to effectively manage our relationships with our contract manufacturers, particularly overseas, could negatively affect our business and results of operations.
We depend on sole and limited source suppliers for some of our product components and the loss of a source, or a lack of availability of key components, could increase our costs and harm our customer relationships.
     We depend on a limited number of suppliers for our product components and subsystems, as well as for equipment used to manufacture and test our products. Our products include several components for which reliable, high-volume suppliers are particularly limited. Some key optical and electronic components we use in our products are currently available only from sole or limited sources. As a result of this concentration in our supply chain, particularly for optical components, our business would be negatively affected if our suppliers were to experience any significant disruption in their operations affecting the price, quality, availability or timely delivery of components. Concentration in our supply chain can exacerbate our exposure to risks associated with vendors’ discontinuing the manufacture of certain components for our products. The loss of a source of supply, or lack of sufficient availability of key components, could require us to redesign products that use those components, which would increase our costs and negatively affect our product gross margin. The partial or complete loss of a sole or limited source supplier could result in lost revenue, added costs and deployment delays that could harm our business and customer relationships.

Our failure to manage our relationships with service delivery partners effectively could adversely impact our financial results and relationship with customers.
     We rely on a number of service delivery partners, both domestic and international, to complement our global service and support resources. We rely upon third party service delivery partners for the installation of our equipment in some large network builds. These projects often include onerous customization, installation, testing and acceptance terms. In order to ensure the timely installation of our products and satisfaction of obligations to our customers, we must identify, train and certify our partners. The certification of these partners can be costly and time-consuming, and these partners provide similar services for other companies, including our competitors. We may not be able to effectively manage our relationships with our partners and cannot be certain that they will be able to deliver services in the manner or time required. If our service partners are unsuccessful in delivering services:
•	we may suffer delays in recognizing revenue;

•	our services revenue and gross margin may be adversely affected; and

•	our relationship with customers could suffer.
Difficulties with service delivery partners could cause us to transition a larger share of deployment and other services from third parties to internal resources, thereby increasing our service overhead costs and negatively affecting our services gross margin and results of operations.
We may incur significant costs and our competitive position may suffer as a result of our efforts to protect and enforce our intellectual property rights or respond to claims of infringement from others.
     Our business is dependent upon the successful protection of our proprietary technology and intellectual property. We are subject to the risk that unauthorized parties may attempt to access, copy or otherwise obtain and use our proprietary technology, particularly as we expand our product development into India and increase our reliance upon contract manufacturers in Asia. These and other international operations could expose us to a lower level of intellectual property protection than in the United States. Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps that we are taking will prevent or minimize the risks of unauthorized use. If competitors are able to use our technology, our ability to compete effectively could be harmed.
     In recent years, we have filed suit to enforce our intellectual property rights. From time to time we have also been subject to litigation and other third party intellectual property claims, including as a result of our indemnification obligations to customers or resellers that purchase our products. The frequency of these assertions is increasing as patent holders, including entities that are not in our industry and that purchase patents as an investment or to monetize such rights by obtaining royalties, use infringement assertions as a competitive tactic and a source of additional revenue. Intellectual property claims can significantly divert the time and attention of our personnel and result in costly litigation. Intellectual property infringement claims can also require us to pay substantial damages or royalties, enter into costly license agreements or develop non-infringing technology. Accordingly, the costs associated with third party intellectual property claims could adversely affect our business, results of operations and financial condition.
Our international operations could expose us to additional risks and result in increased operating expense.
     We market, sell and service our products globally. We have established offices around the world, including in North America, Europe, Latin America and the Asia Pacific region. We have also established a major development center in India and are increasingly relying upon overseas suppliers, particularly in Asia, for sourcing of components and contract manufacturing of our products. We expect that our international activities will be dynamic in the near term, and we may enter new markets and withdraw from or reduce operations in others. These changes to our international operations may require significant management attention and result in additional expense. In some countries, our success will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products.
     International operations are subject to inherent risks, including:
•	effects of changes in currency exchange rates;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulties and costs of staffing and managing foreign operations;

•	the impact of economic changes in countries outside the United States;

•	less protection for intellectual property rights in some countries;

•	adverse tax and customs consequences, particularly as related to transfer-pricing issues;

•	social, political and economic instability;

•	trade protection measures, export compliance, qualification to transact business and other regulatory requirements; and

•	natural disasters and epidemics.
     These and other factors related to our international operations may result in increased risk to our business and could give rise to unanticipated expense or other effects that could adversely affect our financial results.
Our use and reliance upon development resources in India may expose us to unanticipated costs or liabilities.
     We have established a development center in India and expect to continue to increase hiring of personnel for this facility. There is no assurance that our reliance upon development resources in India will enable us to achieve meaningful cost reductions or greater resource efficiency. Further, our development efforts and other operations in India involve significant risks, including:
•	difficulty hiring and retaining appropriate engineering resources due to intense competition for such resources and resulting wage inflation;

•	the knowledge transfer related to our technology and exposure to misappropriation of intellectual property or confidential information, including information that is proprietary to us, our customers and other third parties;

•	heightened exposure to changes in the economic, security and political conditions of India;

•	fluctuation in currency exchange rates and tax risks associated with international operations; and

•	development efforts that do not meet our requirements because of language, cultural or other differences associated with international operations, resulting in errors or delays.
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
     Over the last several years, we have taken steps, including reductions in force, office closures, and internal reorganizations to reduce the size and cost of our operations and to better match our resources with our market opportunities. We may take similar steps in the future to improve efficiency and match our resources with market opportunities. Any such changes could be disruptive to our business and may result in the recording of accounting charges. These include inventory and technology-related write-offs, workforce reduction costs and charges relating to consolidation of excess facilities. If we are required to take a substantial charge related to any future restructuring activities, our results of operations would be adversely affected in the period in which we take such a charge.
If we are unable to attract and retain qualified personnel, we may be unable to manage our business effectively.
     Competition to attract and retain highly skilled technical and other personnel with experience in our industry is increasing in intensity, and our employees have been the subject of targeted hiring by our competitors. We may experience difficulty retaining and motivating existing employees and attracting qualified personnel to fill key positions. It may be difficult to replace members of our management team or other key personnel, and the loss of such individuals could be disruptive to our business. Because we generally do not have employment contracts with our employees, we must rely upon providing competitive compensation packages and a high-quality work environment in order to retain and motivate employees. If we are unable to attract and retain qualified personnel, we may be unable to manage our business effectively.

We may be adversely affected by fluctuations in currency exchange rates.
     To date, we have not significantly hedged against foreign currency fluctuations. Historically, our primary exposure to currency exchange rates has been related to non-U.S. dollar denominated operating expense in Europe, Asia and Canada where we sell primarily in U.S. dollars. With the growth of our international headcount, we have witnessed increases in operating expense resulting from the weakening of the U.S. dollar. We expect these risks to continue as we further increase headcount in India.
     As we increase our international sales and utilization of international suppliers, we may transact additional business in currencies other than the U.S. dollar. As a result, we will be subject to the possibility of greater effects of foreign exchange translation on our financial statements. For those countries outside the United States where we have significant sales, a devaluation in the local currency would make our products more expensive for customers to purchase or increase our operating costs, thereby adversely affecting our competitiveness. There can be no assurance that exchange rate fluctuations in the future will not have a material adverse effect on our revenue from international sales and, consequently, our business, operating results and financial condition.
Strategic acquisitions and investments may expose us to increased costs and unexpected liabilities.
     We may acquire or make strategic investments in other companies to expand the markets we address and diversify our customer base. We may also engage in these transactions to acquire or accelerate the development of technology or products. To do so, we may use cash, issue equity that would dilute our current shareholders’ ownership, incur debt or assume indebtedness. These transactions involve numerous risks, including:
•	difficulty integrating the operations, technologies and products of the acquired companies;

•	diversion of management’s attention;

•	difficulty completing projects of the acquired company and costs related to in-process projects;

•	the loss of key employees of the acquired company;

•	amortization expenses related to intangible assets and charges associated with impairment of goodwill;

•	ineffective internal controls over financial reporting;

•	dependence on unfamiliar supply partners; and

•	exposure to unanticipated liabilities, including intellectual property infringement claims.
     As a result of these and other risks, any acquisitions or strategic investments may not reap the intended benefits and may ultimately have a negative impact on our business, results of operation and financial condition.
Changes in government regulation could lead our customers to reduce investment in their communications networks which would reduce the size of our market and could adversely affect our business.
     The Federal Communications Commission, or FCC, has jurisdiction over the U.S. communications industry and similar agencies have jurisdiction over the communication industries in other countries. Many of our most important customers are subject to the rules and regulations of these agencies. Changes in regulatory requirements in the United States or other countries could inhibit service providers from investing in their communications network infrastructures and thus could adversely affect the sale of our products. Changes in regulatory tariff requirements or other regulations relating to pricing or terms of carriage on communications networks could slow the expansion of network infrastructures and adversely affect our business, operating results, and financial condition.
The investment of our substantial cash balance and our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.
     At October 31, 2007, we had $892.1 million in cash and cash equivalents and $856.1 million in investments in marketable debt securities. We have historically invested these amounts in corporate bonds, asset-backed obligations, commercial paper, securities issued by the United States, certificates of deposit and money market funds meeting certain criteria. These investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. During the fourth quarter of fiscal 2007, we determined that declines in the fair value of certain of our investments in commercial paper issued by two structured investment vehicles (SIVs) were other-than-temporary. Each of these SIVs entered receivership during our fourth quarter of fiscal 2007 and subsequently failed to make payment at maturity. As of October 31, 2007, we recognized realized losses of $13.0 million related to these investments and estimated the fair value of these investments at $33.9 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” in Item 7 of Part II of this report for more information about this loss and our determination of the fair value of these investments at October 31, 2007. We may recognize further realized losses in the fair value of these investments or a complete loss of these investments. Additional losses would have a negative effect on our net income. Information and the markets relating to investments that hold mortgage-related assets as collateral remain dynamic. There may be further declines in the value of these investments and the value of the collateral held by these entities. As a result, we may experience a reduction in value or loss of liquidity of other investments. In addition, should our other investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.
We may be required to take further write-downs of goodwill and other intangible assets.
     As of October 31, 2007, we had $232.0 million of goodwill on our balance sheet. This amount primarily represents the remaining excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At October 31, 2007, we had $67.1 million of other intangible assets on our balance sheet. The amount primarily reflects purchased technology from our acquisitions. At October 31, 2007, goodwill and other intangible assets represented approximately 12.4% of our total assets. During the fourth quarter of 2005, we incurred a goodwill impairment charge of approximately $176.6 million and an impairment of other intangibles of $45.7 million. If we are required to record additional impairment charges related to goodwill and other intangible assets, such charges would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results could be materially adversely affected in such period.
Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report a report containing management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Compliance with these requirements has resulted in, and is likely to continue to result in, significant costs and the commitment of time and operational resources. Growth of our business, including our broader product portfolio and increased transaction volume, will necessitate ongoing changes to our internal control systems, processes and information systems. Our increasingly global operations, including our development facility in India and offices abroad, will pose additional challenges to our internal control systems as their operations become more significant. We cannot be certain that our current design for internal control over financial reporting will be sufficient to enable management or our independent registered public accounting firm to determine that our internal controls are effective for any period, or on an ongoing basis. If we or our independent registered public accounting firms are unable to assert that our internal controls over financial reporting are effective our business may be harmed. Market perception of our financial condition and the trading price of our stock may be adversely affected, and customer perception of our business may suffer.
Obligations associated with our outstanding indebtedness on our convertible notes may adversely affect our business.
     At October 31, 2007, indebtedness on our outstanding convertible notes totaled $1.3 billion in aggregate principal, of which $542.3 million in aggregate principal amount on our 3.75% convertible notes becomes due and payable on February 1, 2008. Our indebtedness and repayment obligations could have important negative consequences, including:
•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	reducing the availability of cash resources for other purposes, including capital expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we compete; and

•	placing us at a possible competitive disadvantage to competitors that have better access to capital resources.
     We may also add additional indebtedness such as equipment loans, working capital lines of credit and other long term debt.

Our business is dependent upon the proper functioning of our information systems and upgrading these systems may result in disruption to our business, operating processes and internal controls.
     The efficient operation of our business is dependent on the successful operation of our information systems. In particular, we rely on our information systems to process financial information, manage inventory and administer our sales transactions. In an effort to improve the efficiency of our operations, achieve greater automation and support the growth of our business, we are in the process of upgrading certain information systems and have recently implemented a new version of our Oracle management information system. We anticipate that we will have to modify a number of operational processes and internal control procedures as a result of this upgrade. Any material disruption, malfunction or similar problems with our information systems could have a negative effect on our business and results of operations in the period affected. In addition, in recent years, we have experienced considerable growth in transaction volume, headcount and reliance upon international resources in our operations. Our information systems need to be sufficiently scalable to support the continued growth of our operations and the efficient management of our business. If our information system resources are inadequate, we may be required to undertake costly upgrades and the growth of our business could be harmed.
Our stock price is volatile.
     Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. Volatility can arise as a result of a number of the factors discussed in this “Risk Factors” section, as well as divergence between our actual or anticipated financial results and published expectations of analysts, and announcements that we, our competitors, or our customers may make.
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     As of October 31, 2007, all of our properties are leased. Our principal executive offices are located in Linthicum, Maryland. We lease thirty-eight facilities related to our ongoing operations. These include five buildings located at various sites near Linthicum, Maryland, including an engineering facility, three manufacturing facilities, and one administrative and sales facility. We have engineering and/or service facilities located in Alpharetta, Georgia; Acton, Massachusetts; and Kanata, Canada. We also maintain a sales and service facility in London, England. During fiscal 2006, we commenced operations of our development facility in Gurgaon, India, and our manufacturing support office in Shenzhen, China. We also lease various small offices in the United States and abroad to support our sales and services. We believe the facilities we are now using are adequate and suitable for our business requirements.
     We lease a number of properties that we no longer occupy. As part of our restructuring costs, we provide for the estimated cost of the net lease expense for these facilities. The cost is based on the fair value of future minimum lease payments under contractual obligations offset by the fair value of the estimated future sublease payments that we may receive. As of October 31, 2007, our accrued restructuring liability related to these properties was $4.7 million. If actual market conditions relating to the use of these facilities are less favorable than those projected by management, additional restructuring costs associated with these facilities may be required. For additional information regarding our lease obligations, see Note 17 to the financial statements included in Item 8 of Part II of this report.
Item 3. Legal Proceedings
     On October 3, 2000, Stanford University and Litton Systems filed a complaint in the United States District Court for the Central District of California against Ciena and several other defendants, alleging that optical fiber amplifiers incorporated into certain of those parties’ products infringe U.S. Patent No. 4,859,016 (the “‘016 Patent”). The complaint seeks injunctive relief, royalties and damages. On October 10, 2003, the court stayed the case pending final resolution of matters before the U.S. Patent and Trademark Office (the “PTO”), including a request for and disposition of a reexamination of the ‘016 Patent. On October 16, 2003, and November 2, 2004, the PTO granted reexaminations of the ‘016 Patent, resulting in a continuation of the stay of the case. On September 11, 2006, the PTO issued a Notice of Intent to Issue a Reexamination Certificate and Statement of Reasons for Patentability/Confirmation, stating its intent to confirm certain claims of the ‘016 Patent. On June 22, 2007, the district court issued an order lifting the stay of the case. The parties are currently engaged in discovery. Separately, on July 2, 2007, defendant JDS Uniphase filed with the PTO a request for ex parte reexamination of the ‘016 Patent and a request that the district court reinstate the stay of the case on the basis of its reexamination request. On November 20, 2007, the PTO granted the request for reexamination in part, including only claim 12 of the ‘016 Patent in the scope of its reexamination. On November 28, 2007, based on the PTO’s rationale in granting reexamination, defendant JDS Uniphase filed with the PTO another request for ex parte reexamination of claim 11 of the ‘016 Patent. The court has not ruled on the motion to reinstate the stay. On December 11, 2007, the district court continued the final pretrial conference to June 16, 2008. The case has not yet been scheduled for trial. We are not able to predict the ultimate outcome of this matter at this time or to reasonably estimate the amount or range of the potential loss, if any, that might result from an adverse resolution of this matter. We believe that we have valid defenses to the lawsuit and intend to defend it vigorously.

     As a result of our merger with ONI Systems Corp. in June 2002, Ciena became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of ONI’s common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Ms. Davis have been dismissed from the action without prejudice pursuant to a tolling agreement. In July 2004, following mediated settlement negotiations, the plaintiffs, the issuer defendants (including Ciena), and their insurers entered into a settlement agreement, whereby the plaintiffs’ cases against the issuers would be dismissed, the insurers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to assign or surrender to the plaintiffs certain claims the issuers may have against the underwriters. The settlement agreement did not require Ciena to pay any amount toward the settlement or to make any other payments. In October 2004, the district court certified a class with respect to the Section 10(b) claims in six “focus cases” selected out of all of the consolidated cases, which cases did not include Ciena, and which decision was appealed by the underwriter defendants to the U.S. Court of Appeals for the Second Circuit. On February 15, 2005, the district court granted the motion filed by the plaintiffs and issuer defendants for preliminary approval of the settlement agreement, subject to certain modifications to the proposed bar order, and on August 31, 2005, the district court issued a preliminary order approving the revised stipulated settlement agreement On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the district court’s grant of class certification in the six focus cases. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit’s decision, the parties agreed that the settlement could not be approved. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuer defendants terminating the proposed settlement. On August 14, 2007, the plaintiffs filed second amended complaints against the defendants in the six focus cases, as well as a set of amended master allegations against the other issuer defendants, including changes to the definition of the purported class of investors. On September 27, 2007, the plaintiffs filed a motion for class certification based on their amended complaints and allegations. On November 12, 2007, the defendants in the six focus cases moved to dismiss the second amended complaints. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter at this time.
     In addition to the matters described above, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material effect on our results of operations, financial position or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2007.
PART II
Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
     (a) Ciena’s common stock is traded on the NASDAQ Global Select Market under the symbol “CIEN.” The following table sets forth the high and low sales prices of Ciena common stock, as reported on the NASDAQ Global Select Market, for the fiscal periods indicated. The sales prices below have been adjusted to reflect the one-for-seven reverse stock split of Ciena’s authorized and outstanding common stock effected on September 22, 2006.

	Price Range of Common Stock
	High	Low
Fiscal Year 2006
First Quarter ended January 31	$28.77	$16.31
Second Quarter ended April 30	$39.34	$26.04
Third Quarter ended July 31	$33.67	$23.38
Fourth Quarter ended October 31	$30.87	$23.08

Fiscal Year 2007
First Quarter ended January 31	$30.56	$24.39
Second Quarter ended April 30	$32.80	$24.75
Third Quarter ended July 31	$41.13	$28.22
Fourth Quarter ended October 31	$49.55	$32.75
     As of December 14, 2007, there were approximately 1,670 holders of record of Ciena’s common stock and 86,798,914 shares of common stock outstanding. Ciena has never paid cash dividends on its capital stock. We intend to retain earnings for use in our business and we do not anticipate paying any cash dividends in the foreseeable future.
     The following graph shows a comparison of cumulative total returns for an investment in the common stock of Ciena, the NASDAQ Telecommunications Index and the S&P 500 Index from October 31, 2002 to October 31, 2007. The NASDAQ Telecommunications Index contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Telecommunications and Telecommunications Equipment. They include providers of fixed-line and mobile telephone services, and makers and distributors of high-technology communication products. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by Ciena under the Securities Act of 1933 or the Exchange Act.
     Assumes $100 invested in Ciena Corporation, the NASDAQ Telecommunications Index and the S&P 500 Index on October 31, 2002 with all dividends reinvested at month-end.
     (b) Not applicable.
     (c) Not applicable.

Item 6. Selected Consolidated Financial Data
     The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in Item 8, “Financial Statements and Supplementary Data.” Ciena has a 52 or 53 week fiscal year, which ends on the Saturday nearest to the last day of October in each year. For purposes of financial statement presentation, each fiscal year is described as having ended on October 31. Fiscal 2003, 2004, 2005 and 2006 consisted of 52 weeks and fiscal 2007 consisted of 53 weeks.
Balance Sheet Data:

	As of October 31,
	(in thousands)
	2003	2004	2005	2006	2007
Cash and cash equivalents	$294,914	$185,868	$358,012	$220,164	$892,061
Short-term investments	$796,809	$753,251	$579,531	$628,393	$822,185
Long-term investments	$519,744	$329,704	$155,944	$351,407	$33,946
Total assets	$2,378,165	$2,137,054	$1,675,229	$1,839,713	$2,416,273
Short-term convertible notes payable	$—	$—	$—	$—	$542,262
Long-term convertible notes payable	$730,428	$690,000	$648,752	$842,262	$800,000
Total liabilities	$1,047,348	$982,632	$939,862	$1,086,087	$1,566,119
Stockholders’ equity	$1,330,817	$1,154,422	$735,367	$753,626	$850,154
Statement of Operations Data:

	Year Ended October 31,
	(in thousands, except per share data)
	2003	2004	2005	2006	2007
Revenue	$283,136	$298,707	$427,257	$564,056	$779,769
Cost of goods sold	210,091	226,954	291,067	306,275	417,500

Gross profit	73,045	71,753	136,190	257,781	362,269

Operating expenses:
Research and development	212,523	205,364	137,245	111,069	127,296
Selling and marketing	105,921	112,310	115,022	104,434	118,015
General and administrative	39,703	28,592	33,715	47,476	50,262
Amortization of intangible assets	17,870	30,839	38,782	25,181	25,350
In-process research and development	2,800	30,200	—	—	—
Restructuring costs	13,575	57,107	18,018	15,671	(2,435)
Goodwill impairment	—	371,712	176,600	—	—
Long-lived asset impairment	47,176	15,926	45,862	—	—
Gain on lease settlement	—	—	—	(11,648)	(4,871)
Recovery of sale, export, use tax liabilities and payments	—	(5,388)	—	—	—
Provision (benefit) for doubtful accounts	—	(2,794)	2,602	(3,031)	(14)

Total operating expenses	439,568	843,868	567,846	289,152	313,603

Income (loss) from operations	(366,523)	(772,115)	(431,656)	(31,371)	48,666
Interest and other income, net	45,987	25,936	31,294	50,245	76,483
Interest expense	(39,359)	(29,841)	(28,413)	(24,165)	(26,996)
Gain (loss) on equity investments, net	(4,760)	(4,107)	(9,486)	215	592
Loss, other-than-temporary, on marketable debt investments	—	—	—	—	(13,013)
Gain (loss) on extinguishment of debt	(20,606)	(8,216)	3,882	7,052	—

Income (loss) before income taxes	(385,261)	(788,343)	(434,379)	1,976	85,732
Provision for income taxes	1,256	1,121	1,320	1,381	2,944

Net income (loss)	$(386,517)	$(789,464)	$(435,699)	$595	$82,788

Basic net income (loss) per common share	$(6.06)	$(10.60)	$(5.30)	$0.01	$0.97

Diluted net income (loss) per dilutive potential common share	$(6.06)	$(10.60)	$(5.30)	$0.01	$0.87

Weighted average basic common shares	63,814	74,493	82,170	83,840	85,525

Weighted average dilutive potential common shares	63,814	74,493	82,170	85,011	99,604

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This section contains statements that discuss future events or expectations, projections of results of operations or financial condition, changes in the markets for our products and services, or other “forward-looking” information. Our “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. You should be aware that these statements only reflect our current predictions and beliefs. These statements are subject to known and unknown risks, uncertainties and other factors, and actual events or results may differ materially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed throughout this report, particularly under the heading “Risk Factors” in Item 1A of Part I of this annual report. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. We undertake no obligation to revise or update any forward-looking statements. The following discussion and analysis should be read in conjunction with our “Selected Consolidated Financial Data” and consolidated financial statements and notes thereto included elsewhere in this annual report.
Overview
     Ciena Corporation is a supplier of communications networking equipment, software and services that support the transport, switching, aggregation and management of voice, video and data traffic. Our products are used, individually or as part of an integrated solution, in communications network infrastructures operated by telecommunications service providers, cable operators, governments and enterprises around the globe. Our products facilitate the cost-effective delivery of enterprise and consumer-oriented communication services. Through our FlexSelect™ Architecture, we specialize in transitioning legacy communications networks to converged, next-generation architectures, better able to handle increased traffic and to deliver more efficiently a broader mix of high-bandwidth communications services. By improving network productivity, reducing costs and enabling integrated service offerings, our converged Ethernet infrastructure and broadband access products create business and operational value for our customers.
     Over the past fiscal year, market conditions and the execution of our network specialist strategy enabled us to generate revenue of $779.8 million, representing a 38.2% increase from fiscal 2006 revenue of $564.1 million. Growth in consumer and enterprise reliance upon communications services continues to drive increases in network capacity requirements and new high-bandwidth applications and services. The resulting broader mix of high-volume traffic is driving a transition from legacy network infrastructures to more efficient, simplified, Ethernet-based network architectures. We believe that our FlexSelect Architecture and Ethernet/IP-related enhancements to our product portfolio have enabled us to benefit from both increasing capacity requirements and the convergence of networks to more efficient and economical architectures. We believe that these conditions that have allowed us to achieve significant revenue growth over the past two fiscal years will enable continued growth of our business during fiscal 2008, although we currently expect a somewhat lower annual growth rate than we achieved in fiscal 2007.
     Consolidation within the telecommunications industry and among several of our largest customers continues to affect our concentration of revenue. For fiscal 2007, two customers each accounted for greater than 10% of our fiscal 2007 revenue, and 38.1% in the aggregate. AT&T represented 25.3% and Sprint represented 12.8%. We believe that our fiscal 2007 results illustrate our success in leveraging our incumbent position within large carriers. However, this concentration of our revenue exposes us to additional risks, including greater pricing pressure and increased susceptibility to changes in customers’ network strategy or reductions in their capital expenditures.
     Our percentage of international revenue increased from $140.4 million, or 24.9% of total revenue, in fiscal 2006 to $226.2 million, or 29.0% of total revenue in fiscal 2007. We expect our international sales to continue to increase as a percentage of revenue in fiscal 2008.
     Revenue was $216.2 million for the fourth quarter of fiscal 2007, representing a 5.5% sequential quarterly increase. While we believe that we will be able to grow annual revenue from the level achieved for fiscal 2007, the nature of our business continues to expose us to the likelihood of quarterly fluctuation in revenue during fiscal 2008. A sizable portion of our revenue comes from sales to a small number of telecommunications service providers for large communication network builds. These projects are generally characterized by large and sporadic equipment orders and contract terms that can result in the recognition or deferral of significant amounts of revenue in a given quarter. The level of demand for our products, the timing and size of equipment orders, our ability to deliver products to fulfill those orders, and the timing of product acceptance for revenue recognition all contribute to and can cause fluctuations in our revenue on a quarterly basis.

     Improving and stabilizing gross margin was an area of significant focus for us during fiscal 2007. Gross margin for fiscal 2007 was 46.5%, up from 45.7% in fiscal 2006, and product gross margin was 51.4%, up from 47.5%. Gross margin for the fourth quarter of fiscal 2007 was 50.5%. Gross margin improvement during fiscal 2007 reflects the effect of favorable product and customer mix and the negative effect of a reduced services gross margin. Our increased gross margin for fiscal 2007 also reflects significant product cost reductions and improved manufacturing efficiencies, as we increasingly utilize lower cost suppliers in Asia. Part of our strategy is to maintain the product gross margin improvements made during fiscal 2007 by focusing on the development and sale of Ethernet-based, software-intensive products that enable the flexible, cost-effective delivery of higher value communications services. Our gross margin, however, continues to be susceptible to quarterly fluctuation due to a number of factors, including: product and customer mix during the period, our ability to drive further product cost reductions, the level of pricing pressure we encounter, the effect of changes in our services gross margin, the introduction of new products or entry into new markets, charges for excess and obsolete inventory and changes in warranty costs.
     Operating expense increased from $289.2 million in fiscal 2006 to $313.6 in fiscal 2007, but decreased as a percentage of revenue from 51.3% to 40.2%. Operating expense for the fourth quarter of fiscal 2007 was $82.0 million, a slight increase from $81.6 million in the third quarter of fiscal 2007. We expect operating expense to increase in absolute dollars during fiscal 2008 to support growth of the business, research and development projects, and increased headcount for our India development site and sales resources.
     The results above drove significant improvements in income from operations and net income during fiscal 2007. Income from operations increased from a loss of $31.4 million in fiscal 2006 to income of $48.7 million in fiscal 2007. Net income increased from $0.6 million, or $0.01 per diluted share, in fiscal 2006 to $82.8 million, or $0.87 per diluted share, in fiscal 2007. Net income for the fourth quarter of fiscal 2007 was $30.4 million, or $0.30 per diluted share. This compares with net income of $28.3 million, or $0.29 per diluted share, for the third quarter of fiscal 2007. We continue to work to gain additional leverage from our operating model to drive operating margin improvements. We expect interest income, which was a significant component of our net income in fiscal 2007, to decrease as a result of our repayment of the remaining principal balance of $542.3 million on our 3.75% convertible notes during the first quarter of fiscal 2008, and lower interest rates on investment balances.
     We generated $108.7 million in cash from operations during fiscal 2007 as compared to our use of $79.4 million during fiscal 2006. Cash from operations during fiscal 2007 consisted of $170.7 million in cash from net income (adjusted for non-cash charges) and a $62.0 million net decrease in cash resulting from changes in working capital. We generated $11.3 million in cash from operations during the fourth quarter of fiscal 2007, consisting of $61.4 million in cash from net income (adjusted for non-cash charges) and a $50.1 million net use of cash resulting from changes in working capital. This compares with $64.1 million in cash from generated from operations during the third quarter of fiscal 2007, consisting of $44.1 million in cash from net income (adjusted for non-cash charges) and a $20.0 million net increase in cash resulting from changes in working capital.
     On June 11, 2007, we completed a $500.0 million public offering of 0.875% Convertible Senior Notes due June 15, 2017. This offering resulted in net proceeds of approximately $445.8 million, after deducting underwriting discounts, expenses and $42.5 million we used to purchase a call spread option on our common stock. The call spread option is intended to mitigate our exposure to potential dilution from the conversion of the notes. We expect to use the net proceeds of the offering for general corporate purposes, which may include the repurchase, or repayment at maturity, of our outstanding 3.75% convertible notes. The remaining principal balance on our outstanding 3.75% convertible notes of $542.3 million becomes due and payable on February 1, 2008. See “Liquidity and Capital Resources” and Notes 11 and 13 to our financial statements in Item 8 of Part II of this report for a discussion of our convertible notes and call spread options.
     We had $892.1 million in cash and cash equivalents and $856.1 million short-term and long-term investments in marketable debt securities at October 31, 2007. Our investments in marketable debt securities at October 31, 2007 reflect a $13.0 million realized loss recognized during the fourth quarter of 2007 related to our investments in commercial paper issued by two structured investment vehicles that entered receivership during the fourth quarter of fiscal 2007 and failed to make payment at maturity. Due to the mortgage-related assets that they hold, each of these entities has been exposed to adverse market conditions that have affected the value of their collateral and their ability to access short-term funding. At the time of our investment in the third quarter of fiscal 2007, each investment had a rating of A1+ by Standard and Poor’s and P-1 by Moody’s, their highest ratings respectively. Giving effect to these losses, our investment portfolio at October 31, 2007 included an estimated fair value of $33.9 million in commercial paper issued by these two SIVs. Information and the markets relating to these investments remain dynamic and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of our investments. To the extent we determine that a further decline in fair value is other-than-temporary, we may recognize additional realized losses in future periods, up to the aggregate amount of these investments, which would have a negative effect on our net income. See “Critical Accounting Policies and Estimates – Investments” below for additional information regarding this loss and our determination of the fair value of these investments at October 31, 2007.
     As of October 31, 2007, headcount was 1,797, an increase from 1,485 at October 31, 2006 and an increase from 1,770 at July 31, 2007.

Results of Operations
     In this report we discuss our revenue in three major groupings as follows:
1.	Converged Ethernet Infrastructure. This group incorporates our transport and switching products and packet interworking products and related software previously reported in our optical networking and data networking product groups.

2.	Ethernet Access. This group includes our CNX-5™ Broadband DSL System and CNX-5Plus™ Modular Broadband Loop Carrier and related software previously reported in our broadband access product group. For the periods covered in this report, this group does not include CN 3000 Ethernet Access Series, as we have yet to recognize revenue related to this recently announced product.

3.	Global Network Services. This group continues to include revenue associated with our service, support and training activities.
     Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees, direct technical support costs, cost of excess and obsolete inventory and overhead related to manufacturing, technical support, and engineering, furnishing and installation (“EF&I”) operations.
Fiscal 2006 compared to Fiscal 2007
Revenue, cost of goods sold and gross profit
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Fiscal Year				Increase
	2006	%*	2007	%*	(decrease)	%**
Revenue:
Products	$502,427	89.1	$695,289	89.2	$192,862	38.4
Services	61,629	10.9	84,480	10.8	22,851	37.1

Total revenue	564,056	100.0	779,769	100.0	215,713	38.2

Costs:
Products	263,667	46.7	337,866	43.3	74,199	28.1
Services	42,608	7.6	79,634	10.2	37,026	86.9

Total cost of goods sold	306,275	54.3	417,500	53.5	111,225	36.3

Gross profit	$257,781	45.7	$362,269	46.5	$104,488	40.5

*	Denotes % of total revenue

**	Denotes % change from 2006 to 2007
     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit for the periods indicated:

	Fiscal Year				Increase
	2006	%*	2007	%*	(decrease)	%**
Product revenue	$502,427	100.0	$695,289	100.0	$192,862	38.4
Product cost of goods sold	263,667	52.5	337,866	48.6	74,199	28.1

Product gross profit	$238,760	47.5	$357,423	51.4	$118,663	49.7

*	Denotes % of product revenue

**	Denotes % change from 2006 to 2007

     The table below (in thousands, except percentage data) sets forth the changes in service revenue, service cost of goods sold and service gross profit (loss) for the periods indicated:

	Fiscal Year				Increase
	2006	%*	2007	%*	(decrease)	%**
Service revenue	$61,629	100.0	$84,480	100.0	$22,851	37.1
Service cost of goods sold	42,608	69.1	79,634	94.3	37,026	86.9

Service gross profit	$19,021	30.9	$4,846	5.7	$(14,175)	(74.5)

*	Denotes % of service revenue

**	Denotes % change from 2006 to 2007
     The table below (in thousands, except percentage data) sets forth the changes in distribution of revenue for the periods indicated:

	Fiscal Year				Increase
	2006	%*	2007	%*	(decrease)	%**
Converged Ethernet infrastructure	$420,567	74.6	$645,159	82.8	$224,592	53.4
Ethernet access	81,860	14.5	50,129	6.4	(31,731)	(38.8)
Global network services	61,629	10.9	84,481	10.8	22,852	37.1

Total	$564,056	100.0	$779,769	100.0	$215,713	38.2

*	Denotes % of total revenue

**	Denotes % change from 2006 to 2007
     Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Fiscal Year				Increase
	2006	%*	2007	%*	(decrease)	%**
United States	$423,687	75.1	$553,582	71.0	$129,895	30.7
International	140,369	24.9	226,187	29.0	85,818	61.1

Total	$564,056	100.0	$779,769	100.0	$215,713	38.2

*	Denotes % of total revenue

**	Denotes % change from 2006 to 2007
     Certain customers each accounted for at least 10% of our revenue for the periods indicated (in thousands, except percentage data) as follows:

	Fiscal Year
	2006	%*	2007	%*
Verizon	$70,225	12.4	n/a	—
Sprint	89,793	15.9	100,122	12.8
AT&T	66,926	11.9	196,924	25.3

Total	$226,944	40.2	$297,046	38.1

n/a	Denotes revenue representing less than 10% of total revenue for the period

*	Denotes % of total revenue
     Revenue
•	Product revenue increased due to a $224.6 million increase in sales of our converged Ethernet infrastructure products. We believe that our converged Ethernet infrastructure revenue has benefitted from both increasing network capacity requirements and the transition to more efficient and economical network architectures. Increased product revenue for fiscal 2007 primarily reflects a $140.2 million increase in sales of core switching products, a $60.5 million increase in core transport and a $59.4 million increase of our CN 4200™ FlexSelect™ Advanced Service Platform. The decrease in Ethernet access product revenue reflects a $36.8 million reduction in sales of our CNX-5™ Broadband DSL System, which was negatively affected by customer consolidation activity.

•	Service revenue increased primarily due to increases of $17.1 million in deployment service sales and $4.4 million in maintenance and support services, reflecting increased sales volume and increased installation activity.

•	United States revenue increased due to a $152.6 million increase in sales of our converged Ethernet infrastructure products. This primarily reflects a $133.2 million increase in sales of core switching products, and a $40.0 million increase in core transport. United States revenue was also affected by a $31.9 million decrease of revenue from Ethernet access products.

•	International revenue increased due to a $72.0 million increase in sales of our converged Ethernet infrastructure products. This primarily reflects a $53.3 million increase in sales of our CN 4200™ FlexSelect™ Advanced Service Platform and a $20.5 million increase in sales of core transport products. International revenue also reflects an increase of $13.7 million in service revenue, primarily related to deployment.
     Gross profit
•	Gross profit as a percentage of revenue increased primarily due to product gross margin improvement offset by a significant reduction in services gross margin.

•	Gross profit on products as a percentage of product revenue increased primarily due to favorable product and customer mix, significant product cost reductions, improved manufacturing efficiencies, and lower warranty expense.

•	Gross profit on services as a percentage of services revenue decreased significantly as a result of increased deployment overhead costs associated with the expansion of our internal resources related to deployment activities for international network infrastructure projects.
Operating expense
     The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Fiscal Year				Increase
	2006	%*	2007	%*	(decrease)	%**
Research and development	$111,069	19.7	$127,296	16.3	$16,227	14.6
Selling and marketing	104,434	18.5	118,015	15.1	13,581	13.0
General and administrative	47,476	8.4	50,262	6.4	2,786	5.9
Amortization of intangible assets	25,181	4.5	25,350	3.3	169	0.7
Restructuring costs	15,671	2.8	(2,435)	(0.3)	(18,106)	(115.5)
Recovery of doubtful accounts, net	(3,031)	(0.5)	(14)	—	3,017	(99.5)
Gain on lease settlement	(11,648)	(2.1)	(4,871)	(0.6)	6,777	(58.2)

Total operating expenses	$289,152	51.3	$313,603	40.2	$24,451	8.5

*	Denotes % of total revenue

**	Denotes % change from 2006 to 2007
•	Research and development expense increased due to higher employee compensation cost of $10.9 million, primarily due to growth in headcount at our India development center. Other increases included $4.8 million in prototype expense, $1.2 million in facilities and information systems costs and $0.6 million in travel-related expenditures. This was partially offset by a decrease in consulting expense of $1.8 million.

•	Selling and marketing expense increased primarily due a $9.4 million increase in employee compensation, which primarily reflects increased headcount in fiscal 2007. Other increases included $1.7 million in travel expense, $1.1 million in consulting, and $0.8 million in tradeshow activities.

•	General and administrative expense increased due to an $8.6 million increase in employee compensation, which reflects a $3.2 million increase stock compensation cost and increased headcount. This increase was partially offset by a $7.1 million reduction in legal expense. Legal expense for fiscal 2007 and fiscal 2006 included $2.3 million and $5.7 million, respectively, in costs associated with settlement of patent litigation.

•	Amortization of intangible assets costs increased slightly due to the purchase of certain developed technology during the fourth quarter of fiscal 2007.

•	Restructuring costs during fiscal 2007 primarily reflect adjustments related to the return to use of previously restructured facilities. Restructuring costs during fiscal 2006 were primarily related to an adjustment of $10.0 million due to changes in market conditions related to our former facilities in San Jose, CA. During fiscal 2006, we also recorded charges totaling $6.3 million related to the closure of our facilities in Kanata, Ontario, Shrewsbury, NJ and Beijing, China.

•	Recovery of doubtful accounts, net during fiscal 2007 and fiscal 2006 was related to our receipt of payment of amounts due from customers from whom payment was previously deemed doubtful due to their financial condition.
•	Gain on lease settlement for fiscal 2007 was related to the termination of lease obligations for our former San Jose, CA facilities. During the fourth quarter of fiscal 2007, we paid $53.0 million in connection with the settlement of this lease obligation. This transaction resulted in a gain on lease settlement of approximately $4.9 million by eliminating the remaining unfavorable lease commitment balance of $34.9 million and reducing our restructuring liabilities by $23.5 million, offset by approximately $0.5 million of other expenses. Gain during fiscal 2006 was related to the termination of the lease obligations for our former Freemont, CA and Cupertino, CA facilities.
Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Fiscal Year				Increase
	2006	%*	2007	%*	(decrease)	%**
Interest and other income, net	$50,245	8.9	$76,483	9.8	$26,238	52.2
Interest expense	$24,165	4.3	$26,996	3.5	$2,831	11.7
Loss, other-than-temporary, on marketable debt securities	$—	—	$13,013	1.7	$13,013	100.0
Gain (loss) on equity investments, net	$215	—	$592	0.1	$377	175.3
Gain on extinguishment of debt	$7,052	1.3	$—	—	$(7,052)	(100.0)
Provision for income taxes	$1,381	0.2	$2,944	0.4	$1,563	113.2

*	Denotes % of total revenue

**	Denotes % change from 2006 to 2007
•	Interest and other income, net increased in part due to higher average cash and investment balances resulting from the proceeds of our April 10, 2006 issuance of 0.25% convertible senior notes and our June 11, 2007 issuance of 0.875% convertible senior notes, in part due to higher interest rates. We expect interest income to decrease as a result of our repayment of the remaining principal balance of $542.3 million on our 3.75% convertible notes, which becomes due on February 1, 2008, and lower interest rates on investment balances.

•	Interest expense increased primarily due to interest associated with our April 10, 2006 issuance of 0.25% convertible senior notes and June 11, 2007 issuance of 0.875% convertible senior notes. We expect interest expense to decrease as a result of our repayment of the remaining principal balance of $542.3 million on our 3.75% convertible notes, which becomes due on February 1, 2008.

•	Loss, other-than-temporary for fiscal 2007 was the result of a realized loss of $13.0 million related to our marketable debt securities. During the fourth quarter of fiscal 2007, we determined that declines in the fair value of our investments in certain commercial paper were other-than-temporary. This commercial paper was issued by SIV Portfolio plc (formerly known as Cheyne Finance plc) and Rhinebridge LLC, two structured investment vehicles (SIVs) that entered into receivership during the fourth quarter of fiscal 2007 and failed to make payment at maturity. Due to the mortgage-related assets that they hold, each of these entities has been exposed to adverse market conditions that have affected the value of their collateral and their ability to access short-term funding. See “Critical Accounting Policies and Estimates — Investments” below for additional information regarding this loss and our determination of the fair value of these investments at October 31, 2007.

•	Gain on extinguishment of debt for fiscal 2006 resulted from our repurchase of $106.5 million of our outstanding 3.75% convertible notes in open market transactions for $98.4 million. We recorded a gain on the extinguishment of debt in the amount of $7.1 million, which consists of the $8.1 million gain from the repurchase of the notes, less $1.0 million of associated debt issuance costs.

•	Provision for income taxes was primarily attributable to foreign tax related to our foreign operations. We will continue to maintain a valuation allowance against all net deferred tax assets until sufficient evidence exists to support its reversal. See “Critical Accounting Policies and Estimates — Deferred Tax Valuation Allowance” below for information relating to this valuation allowance and the conditions required for our release of the valuation allowance.

Fiscal 2005 compared to Fiscal 2006
Revenue, cost of goods sold and gross profit
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Fiscal Year				Increase
	2005	%*	2006	%*	(decrease)	%**
Revenue:
Products	$374,275	87.6	$502,427	89.1	$128,152	34.2
Services	52,982	12.4	61,629	10.9	8,647	16.3

Total revenue	427,257	100.0	564,056	100.0	136,799	32.0

Costs:
Products	248,931	58.2	263,667	46.7	14,736	5.9
Services	42,136	9.9	42,608	7.6	472	1.1

Total cost of goods sold	291,067	68.1	306,275	54.3	15,208	5.2

Gross profit	$136,190	31.9	$257,781	45.7	$121,591	89.3

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006

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
     The table below (in thousands, except percentage data) sets forth the changes in service revenue, service cost of goods sold and service gross profit (loss) for the periods indicated:

	Fiscal Year				Increase
	2005	%*	2006	%*	(decrease)	%**
Service revenue	$52,982	100.0	$61,629	100.0	$8,647	16.3
Service cost of goods sold	42,136	79.5	42,608	69.1	472	1.1

Service gross profit	$10,846	20.5	$19,021	30.9	$8,175	75.4

*	Denotes % of service revenue

**	Denotes % change from 2005 to 2006

     The table below (in thousands, except percentage data) sets forth the changes in distribution of revenue for the periods indicated:

	Fiscal Year				Increase
	2005	%*	2006	%*	(decrease)	%**
Converged Ethernet infrastructure	$291,549	68.2	$420,567	74.6	$129,018	44.3
Ethernet access	82,726	19.4	81,860	14.5	(866)	(1.0)
Global network services	52,982	12.4	61,629	10.9	8,647	16.3

Total	$427,257	100.0	$564,056	100.0	$136,799	32.0

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006
     Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Fiscal Year				Increase
	2005	%*	2006	%*	(decrease)	%**
United States	$340,774	79.8	$423,687	75.1	$82,913	24.3
International	86,483	20.2	140,369	24.9	53,886	62.3

Total	$427,257	100.0	$564,056	100.0	$136,799	32.0

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006
     Certain customers each accounted for at least 10% of our revenue for the periods indicated (in thousands, except percentage data) as follows:

	Fiscal Year
	2005	%*	2006	%*
Verizon	$43,673	10.2	$70,225	12.4
BellSouth	43,946	10.3	n/a	—
SAIC	46,058	10.8	n/a	—
Sprint	n/a	—	89,793	15.9
AT&T	n/a	—	66,926	11.9

Total	$133,677	31.3	$226,944	40.2

n/a	Denotes revenue representing less than 10% of total revenue for the period

*	Denotes % of total revenue
Revenue
•	Product revenue increased due to a $129.0 million increase in sales of our converged Ethernet infrastructure products. This primarily reflects a $48.3 million increase in sales from our CN 4200™ FlexSelect™ Advanced Services Platform introduced in the third quarter of fiscal 2005, a $43.7 million increase in sales from our core transport products and a $35.0 million increase in sales from our core switching products.

•	Service revenue increased primarily due to a $4.6 million increase in sales of maintenance and support services, a $2.2 million increase in sales of deployment services, and a $1.2 million increase in sales of product training services.

•	United States revenue increased due to a $79.3 million increase in sales of our converged Ethernet infrastructure products. This increase primarily reflects a $38.1 million increase in sales from our core transport products, a $30.7 million increase in sales from our core switching products, and a $15.9 million increase from sales our CN 4200™ FlexSelect™ Advanced Services Platform.

•	International revenue increased due to a $49.7 million increase in sales of our converged Ethernet infrastructure products. This increase primarily reflects a $32.4 million increase in sales from our CN 4200™ FlexSelect™ Advanced Services Platform and a $17.3 million increase in sales from other transport and switching products.

Gross profit
•	Gross profit as a percentage of revenue increased largely due to increased sales volume, sales of higher margin products and cost improvements resulting from our efforts to employ a global approach to sourcing components and manufacturing our products.

•	Gross profit on products as a percentage of product revenue increased primarily due to cost reductions and higher margin product mix.

•	Gross profit on services as a percentage of services revenue increased primarily due to service rate stability in connection with our deployment services and reduced service overhead and deployment costs.
Operating expenses
     The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Fiscal Year				Increase
	2005	%*	2006	%*	(decrease)	%**
Research and development	$137,245	32.1	$111,069	19.7	$(26,176)	(19.1)
Selling and marketing	115,022	26.9	104,434	18.5	(10,588)	(9.2)
General and administrative	33,715	7.9	47,476	8.4	13,761	40.8
Amortization of intangible assets	38,782	9.1	25,181	4.5	(13,601)	(35.1)
Restructuring costs	18,018	4.2	15,671	2.8	(2,347)	(13.0)
Goodwill impairment	176,600	41.3	—	—	(176,600)	(100.0)
Long-lived asset impairment	45,862	10.7	—	—	(45,862)	(100.0)
Provision for (recovery of) doubtful accounts, net	2,602	0.6	(3,031)	(0.5)	(5,633)	(216.5)
Gain on lease settlement	—	—	(11,648)	(2.1)	(11,648)	N/A

Total operating expenses	$567,846	132.8	$289,152	51.3	$(278,694)	(49.1)

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006
•	Research and development expense decreased primarily due to reductions of $12.3 million in employee compensation, $6.9 million in prototype expense and $6.3 million in depreciation expense. The reduction in employee compensation was driven by headcount reductions.

•	Selling and marketing expense decreased due to reductions of $7.3 million in depreciation costs, $2.2 million in product introduction and marketing activities, $2.0 million in facility and information systems expense, $1.7 million in temporary import costs and $0.8 million in travel. These reductions were slightly offset by increases of $2.3 million in employee compensation. Salaries, bonuses and commissions increased by $3.3 million during fiscal 2006, offset by a reduction of $1.1 million in share-based compensation expense.

•	General and administrative expense increased due to an increase of $6.5 million in legal expense, primarily related to our patent litigation with Nortel Networks, $5.9 million in employee compensation and $1.5 million in audit fees partially offset by a decrease of $0.5 million in directors and officers insurance expense. Included in the legal expenses were $5.7 million in contingent fees paid to outside counsel and advisors connected with the settlement of the Nortel litigation. The increase in employee compensation included an increase of $2.7 million in share-based compensation expense.

•	Amortization of intangible assets decreased due to the write-off of intangible assets recorded in the fourth quarter of fiscal 2005.

•	Restructuring costs incurred during fiscal 2006 were primarily related to a $10.0 million charge associated with previously restructured unused facilities located in San Jose, CA, and $6.3 million in charges related to workforce reductions of approximately 155 employees and costs associated with the closure of facilities located in Kanata, Canada; Shrewsbury, NJ and Beijing, China.

•	Provision for (recovery of) doubtful accounts, net for fiscal 2006 was related to the receipt of amounts due from customers from whom payment was previously deemed doubtful due to the customers’ financial condition.

•	Gain on lease settlement for fiscal 2006 was related to the termination of our obligations under the leases for our former Fremont, CA and Cupertino, CA facilities.

Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Fiscal Year				Increase
	2005	%*	2006	%*	(decrease)	%**
Interest and other income, net	$31,294	7.3	$50,245	8.9	$18,951	60.6
Interest expense	$28,413	6.7	$24,165	4.3	$(4,248)	(15.0)
Gain (loss) on equity investments, net	$(9,486)	(2.2)	$215	—	$9,701	(102.3)
Gain on extinguishment of debt	$3,882	0.9	$7,052	1.3	$3,170	81.7
Provision for income taxes	$1,320	0.3	$1,381	0.2	$61	4.6

*	Denotes % of total revenue

**	Denotes % change from 2005 to 2006
•	Interest and other income, net increased primarily due to higher interest rates.

•	Interest expense decreased due to the repurchase of a portion of our outstanding 3.75% convertible notes during fiscal 2005 and fiscal 2006.

•	Loss on equity investments, net in fiscal 2005 was due to a decline in the value of our investments in privately held technology companies that was determined to be other-than-temporary.

•	Gain (loss) on extinguishment of debt for fiscal 2006 resulted from our repurchase of $106.5 million of our outstanding 3.75% convertible notes in open market transactions for $98.4 million. We recorded a gain on the extinguishment of debt in the amount of $7.1 million, which consists of the $8.1 million gain from the repurchase of the notes, less a write-off of $1.0 million of associated debt issuance costs.

•	Provision for income taxes for fiscal 2005 and fiscal 2006 was primarily attributable to foreign tax related to Ciena’s foreign operations. We did not record a tax benefit for domestic losses during fiscal 2005 or fiscal 2006. We will continue to maintain a valuation allowance against certain deferred tax assets until sufficient evidence exists to support its reversal. See “Critical Accounting Policies and Estimates — Deferred Tax Valuation Allowance” below.
Liquidity and Capital Resources
     At October 31, 2007, our principal sources of liquidity were cash and cash equivalents, short-term investments in marketable debt securities and cash from operations. The following table summarizes our cash and cash equivalents and investments in marketable debt securities (in thousands):

	October 31,		Increase
	2006	2007	(decrease)
Cash and cash equivalents	$220,164	$892,061	$671,897
Short-term investments in marketable debt securities	628,393	822,185	193,792
Long-term investments in marketable debt securities	351,407	33,946	(317,461)

Total cash and cash equivalents and investments in marketable debt securities	$1,199,964	$1,748,192	$548,228

     The increase in total cash and cash equivalents and investments in marketable debt securities at October 31, 2007 was primarily related to the net proceeds of approximately $445.8 million from our June 11, 2007 issuance of 0.875% convertible senior notes, our net income during fiscal 2007 and the effect of non-cash items described in “Operating Activities” below. Based on past performance and current expectations, we believe that our cash and cash equivalents, investments in marketable debt securities and cash generated from operations will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our existing operations through at least the next 12 months. In anticipation of paying off the $542.3 million principal of our outstanding 3.75% convertible notes at maturity on February 1, 2008, we have reallocated investments to increase our position in cash and cash equivalents and short-term investments in marketable debt securities.

     Included in long-term investments in marketable debt securities at October 31, 2007 is approximately $33.9 million in investments in commercial paper issued by two SIVs that entered into receivership during the fourth quarter of fiscal 2007 and failed to make payment at maturity. We realized a $13.0 million other-than-temporary loss related to this commercial paper in the fourth quarter of fiscal 2007. Due to the mortgage-related assets that they hold, each of these entities has been exposed to adverse market conditions that have affected the value of their collateral and their ability to access short-term funding. These investments are no longer trading and have no readily determinable market value. Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities and the liquidity of our investment. As a result, we may realize further reductions in the fair value of these investments, additional losses or a complete loss of these investments. See “Critical Accounting Policies and Estimates — Investments” below for additional information regarding this loss and our determination of the fair value of these investments at October 31, 2007.
     The following sections review the significant activities that had an impact on our cash during fiscal 2007.
Operating Activities
     The following tables set forth (in thousands) significant components of our $108.7 million of cash generated by operating activities for fiscal 2007:
     Net income

Year ended
October 31,
2007

Net income	$82,788

     Our net income for fiscal 2007 included the significant non-cash items summarized in the following table (in thousands):

Year Ended
October 31,
2007
Non-cash loss on equity investments and marketable securities	$13,013
Depreciation of equipment, furniture and fixtures; and amortization of leasehold improvements	12,833
Share-based compensation costs	19,572
Amortization of intangible assets	29,220
Provision for inventory excess and obsolescence	12,180
Provision for warranty	12,743

Total significant non-cash charges	$99,561

     Accounts Receivable, Net
     Cash provided by accounts receivable, net decreased by $3.1 million from the end of fiscal 2006 to the end of fiscal 2007. Our accounts receivable balance decreased due to a proportionately higher volume of shipments made early in the fourth quarter of fiscal 2007 and higher sales to customers with shorter payment terms, primarily associated with our domestic revenue. Our days sales outstanding (“DSO”) decreased from 68 days for fiscal 2006 to 48 days for fiscal 2007.
     The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts receivable, from the end of fiscal 2006 through the end of fiscal 2007:

	October 31,		Increase
	2006	2007	(decrease)
Accounts receivable, net	$107,172	$104,078	$(3,094)

     Inventory
     Excluding the non-cash effect of a $12.2 million provision for excess and obsolescence, cash consumed by inventory for fiscal 2007 was $8.7 million. Ciena’s inventory turns increased from 2.5 for fiscal 2006 to 3.3 for fiscal 2007. The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2006 through the end of fiscal 2007:

	October 31,		Increase
	2006	2007	(decrease)
Raw materials	$29,627	$28,611	$(1,016)
Work-in-process	9,156	4,123	(5,033)
Finished goods	89,628	96,054	6,426

Gross inventory	128,411	128,788	377
Provision for inventory excess and obsolescence	(22,326)	(26,170)	(3,844)

Inventory	$106,085	$102,618	$(3,467)

     Accounts payable
     During fiscal 2007, we modified our standard vendor payment terms and payment practices from net 30 days to net 45 days. This change contributed to an increase in our accounts payable balance of $16.1 million. The following table sets forth (in thousands) changes in our accounts payable from the end of fiscal 2006 through end of fiscal 2007:

	October 31,		Increase
	2006	2007	(decrease)

Accounts payable	$39,277	$55,389	$16,112

     Restructuring and unfavorable lease commitments
     During fiscal 2007, we paid $24.0 million on leases related to restructured facilities and $5.6 million on leases associated with unfavorable lease commitments. Also, during the fourth quarter of fiscal 2007, we paid $53.0 million in connection with the settlement of our lease obligation related to previously restructured facilities in San Jose, CA. This transaction resulted in a gain on lease settlement of $4.9 million by eliminating our remaining unfavorable lease commitment balance of $34.9 million and reducing our restructuring liabilities by $23.5 million, offset by approximately $0.5 million of other expenses. The following table reflects (in thousands) the balance of liabilities for our restructured facilities and unfavorable lease commitments and the change in these balances from the end of fiscal 2006 through the end of fiscal 2007:

	October 31,		Increase
	2006	2007	(decrease)
Restructuring liabilities	$8,914	$1,026	$(7,888)
Unfavorable lease commitments	8,512	—	(8,512)
Long-term restructuring liabilities	26,720	3,662	(23,058)
Long-term unfavorable lease commitments	32,785	—	(32,785)

Total restructuring liabilities and unfavorable lease commitments	$76,931	$4,688	$(72,243)

     Interest Payable on Ciena’s Convertible Notes
     Interest on Ciena’s outstanding 3.75% convertible notes, due February 1, 2008, is payable on February 1 and August 1 of each year. Ciena paid $20.3 million in interest on the 3.75% convertible notes during fiscal 2007.
     Interest on Ciena’s outstanding 0.25% convertible senior notes, due May 1, 2013, is payable on May 1 and November 1 of each year, commencing on November 1, 2006. Ciena paid $1.2 million in interest on the 0.25% convertible notes during fiscal 2007.
     Interest on Ciena’s outstanding 0.875% convertible senior notes, due June 15, 2017, is payable on June 15 and December 15 of each year, commencing on December 15, 2007.
     The indentures governing our outstanding convertible notes do not contain any financial covenants. The indentures provide for customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. For additional information about our convertible notes, see Note 11 to our financial statements included in Item 8 of Part II of this report.

     The following table reflects (in thousands) the balance of interest payable and the change in this balance from the end of fiscal 2006 through the end of fiscal 2007.

	October 31,		Increase
	2006	2007	(decrease)
Accrued interest payable	$5,502	$6,998	$1,496

     Deferred revenue
     During fiscal 2007, deferred revenue increased by $23.0 million. The increase in product deferred revenue was primarily due to an increase in payments received in advance of shipment, and also reflects payments received in advance of our ability to recognize revenue. The increase in service deferred revenue is related to payment for service contracts that will be recognized over the contract term. The following table reflects (in thousands) the balance of deferred revenue and the change in this balance from the end of fiscal 2006 through the end of fiscal 2007:

	October 31,		Increase
	2006	2007	(decrease)
Products	$4,276	$13,208	$8,932
Services	36,400	50,432	14,032

Total deferred revenue	$40,676	$63,640	$22,964

Financing Activities
     On June 11, 2007, we completed a $500.0 million public offering of 0.875% Convertible Senior Notes due June 15, 2017. This offering resulted in net proceeds of approximately $445.8 million, after deducting underwriting discounts, expenses and $42.5 million we used to purchase a call spread option on our common stock. The call spread option is intended to mitigate our exposure to potential dilution from the conversion of the notes. We expect to use the net proceeds of the offering for general corporate purposes, which may include the repurchase or repayment at maturity of our outstanding 3.75% convertible notes. The remaining principal balance on our outstanding 3.75% convertible notes of $542.3 million becomes due and payable on February 1, 2008. Cash provided by financing activities during fiscal 2007 also includes $36.8 million related to the exercise of employee stock options and participation in our employee stock purchase plan.
Contractual Obligations
     The following is a summary of our future minimum payments under contractual obligations as of October 31, 2007 (in thousands):

		Less than one	One to three	Three to five
	Total	year	year	year	Thereafter
Convertible notes (1)	$1,400,389	$557,639	$10,250	$10,250	$822,250
Operating leases (2)	71,590	13,744	21,338	15,634	20,874
Purchase obligations (3)	135,794	135,794	—	—	—

Total	$1,607,773	$707,177	$31,588	$25,884	$843,124

(1)	$542.3 million in outstanding principal balance on our 3.75% convertible notes becomes due and payable on February 1, 2008.

(2)	The amount for operating leases above does not include insurance, taxes, maintenance and other costs required by the applicable operating lease. These costs are variable and are not expected to have a material impact.

(3)	Purchase obligations relate to purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of the amount reported above relates to firm, non-cancelable and unconditional obligations.
     Some of our commercial commitments, including some of the future minimum payments set forth above, are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of October 31, 2007 (in thousands):

		Less than one	One to	Three to
	Total	year	three years	five years	Thereafter
Standby letters of credit	$21,916	$3,392	$18,359	$165	$—

Off-Balance Sheet Arrangements
     Ciena does not engage in any off-balance sheet financing arrangements. In particular, we do not have any equity interests in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.
Critical Accounting Policies and Estimates
     The preparation of our consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we reevaluate our estimates, including those related to bad debts, inventories, investments, intangible assets, goodwill, income taxes, warranty obligations, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Among other things, these estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between our estimates and actual results, our consolidated financial statements will be affected.
     We believe that the following critical accounting policies reflect those areas where significant judgments and estimates are used in the preparation of our consolidated financial statements.
Revenue Recognition
     We recognize revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” (SAB 104) which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectibility is reasonably assured. Customer purchase agreements and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. Revenue for maintenance services is generally deferred and recognized ratably over the period during which the services are to be performed.
     Some of our communications networking equipment is integrated with software that is essential to the functionality of the equipment. Accordingly, we account for revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” (SOP 97-2) and all related interpretations. SOP 97-2 incorporates additional guidance unique to software arrangements incorporated with general revenue recognition criteria, such as, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met.
     Arrangements with customers may include multiple deliverables, including any combination of equipment, services and software. If multiple element arrangements include software or software related elements, we apply the provisions of SOP 97-2 to determine the amount of the arrangement fee to be allocated to those separate units of accounting. Multiple element arrangements that include software are separated into more than one unit of accounting if the functionality of the delivered element(s) is not dependent on the undelivered element(s), there is vendor-specific objective evidence of the fair value of the undelivered element(s), and general revenue recognition criteria related to the delivered element(s) have been met. The amount of product and service revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of revenue recognition. For all other deliverables, we apply the provisions of Emerging Issues Task Force (EITF) No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (EITF 00-21). EITF 00-21 allows for separation of elements into more than one unit of accounting if the delivered element(s) have value to the customer on a stand-alone basis, objective and reliable evidence of fair value exists for the undelivered element(s), and delivery of the undelivered element(s) is probable and substantially within our control. Revenue is allocated to each unit of accounting based on the relative fair value of each accounting unit or using the residual method if objective evidence of fair value does not exist for the delivered element(s). The revenue recognition criteria described above is applied to each separate unit of accounting. If these criteria are not met, revenue is deferred until the criteria are met or the last element has been delivered.

     Our total deferred revenue for products was $4.3 million and $13.2 million as of October 31, 2006 and 2007, respectively. Our service revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $36.4 million and $50.4 million as of October 31, 2006 and 2007, respectively.
Share-Based Compensation
     On November 1, 2005, we adopted SFAS 123(R), “Share-Based Payments,” as interpreted by SAB 107, which requires the measurement and recognition of compensation expense for share-based awards based on estimated fair values. SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant. Share-based compensation expense recognized in our consolidated statement of operations includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of October 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to October 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), as interpreted by SAB 107.
     We estimate the fair value of each option-based award on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires that we make several estimates, including the option’s expected life and the price volatility of the underlying stock. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. Because we consider our options to be “plain vanilla,” we calculate the expected life using the simplified method as prescribed in SAB 107. Under SAB 107, options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at-the-money”; exerciseability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non-transferable and non-hedgeable. We consider the implied volatility and historical volatility of our stock price in determining our expected volatility, and, finding both to be equally reliable, have determined that a combination of both measures would result in the best estimate of expected volatility. The estimated fair value of option-based awards, net of estimated forfeitures, is recognized as stock-based compensation expense on a straight-line basis over the requisite service period.
     We estimate the fair value of our restricted stock unit awards based on the fair value of our common stock on the date of grant. Our outstanding restricted stock unit awards are subject to service-based vesting conditions and/or performance-based vesting conditions. The estimated fair value of service-based awards, net of estimated forfeitures, is recognized as share-based expense ratably over the vesting period on a straight-line basis. Awards with performance-based vesting conditions require the achievement of certain company-based, financial or other performance criteria or targets as a condition to the vesting, or acceleration of vesting, of such awards. The estimated fair value of performance-based awards, net of estimated forfeitures, is recognized as share-based expense over the performance period, using graded vesting, which considers each performance period or tranche separately, and based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance targets and the performance period required to meet those targets. Determining whether the performance targets will be achieved involves judgment, and the estimate of expense may be revised periodically based on the probability of achieving the performance targets. Revisions are reflected in the period in which the estimate is changed. If any performance goals are not met, no compensation cost is ultimately recognized and, to the extent previously recognized, compensation cost is reversed.
     No tax benefits were attributed to the share-based compensation expense because a full valuation allowance was maintained for all net deferred tax assets.
     Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measure of estimated fair value of our share-based compensation. See Note 15 to our financial statements in Item 8 of Part II of this report for information regarding our treatment of share-based compensation.
Reserve for Inventory Obsolescence
     We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. Upon recognition of the write down, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. We recorded charges for excess and obsolete inventory of $12.2 million, $9.0 million, and $5.2 million in fiscal 2007, 2006 and 2005 respectively. These charges were primarily related to excess inventory due to a change in forecasted sales for certain of our products. In an effort to limit our exposure to delivery delays and to satisfy customer needs we purchase inventory based on forecasted sales across our product lines. In addition, part of our research and development strategy is to promote the convergence of similar features and functionalities across our product lines. Each of these practices exposes us to an increased risk that our customers will not order those products for which we have forecasted sales, or will purchase less than we have forecasted. Historically, we have experienced write downs due to changes in strategic direction, discontinuance of a product and declines in market conditions. If actual market conditions differ from those we have assumed, if there is a sudden and significant decrease in demand for our products, or if there is a higher incidence of inventory obsolescence due to a rapid change in technology, we may be required to take additional inventory write-downs and our gross margin could be adversely affected.

Restructuring
     As part of our restructuring costs, we provide for the estimated cost of the net lease expense for facilities that are no longer being used. The provision is equal to the fair value of the minimum future lease payments under our contracted lease obligations, offset by the fair value of the estimated sublease payments that we may receive. As of October 31, 2007, our accrued restructuring liability related to net lease expense and other related charges was $4.7 million. The total minimum lease payments for these restructured facilities are $21.8 million. These lease payments will be made over the remaining lives of our leases, which range from three months to eleven years. If actual market conditions are different than those we have projected, we are required to recognize additional restructuring costs or benefits associated with these facilities. During fiscal 2006, we recognized net adjustments resulting in restructuring costs of $9.2 million, which included a $10.0 million adjustment during the third quarter of fiscal 2006 relating to our unused San Jose, CA facilities. During the fourth quarter of fiscal 2007, we paid $53 million in connection with the settlement of our lease obligation related to previously restructured facilities in San Jose, CA. This transaction resulted in a gain on lease settlement of $4.9 million by eliminating our remaining unfavorable lease commitment balance of $34.9 million and reducing our restructuring liabilities by $23.5 million, offset by approximately $0.5 million of other expenses.
Allowance for Doubtful Accounts
     Our allowance for doubtful accounts receivable is based on management’s assessment, on a specific identification basis, of the collectibility of customer accounts. We perform ongoing credit evaluations of our customers and generally have not required collateral or other forms of security from customers. In determining the appropriate balance for our allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectability. In doing so, management considers creditworthiness, payment history, account activity and communication with such customer. If a customer’s financial condition changes, or if actual defaults are higher than our historical experience, we may be required to take a charge for an allowance for doubtful accounts receivable which could have an adverse impact on our results of operations.
Goodwill
     As of October 31, 2007, our consolidated balance sheet included $232.0 million in goodwill. This amount primarily represents the remaining excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. In accordance with SFAS 142, we test our goodwill for impairment on an annual basis, which we have determined to be the last business day of fiscal September each year, and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. There was no impairment of goodwill in fiscal 2007 or 2006. During the fourth quarter of 2005, we incurred a goodwill impairment charge of approximately $176.6 million. If actual industry or market conditions change or our forecasts change at the time of our annual assessment or in periods prior to our annual assessment, we may be required to record additional goodwill impairment charges. Such charges would have the effect of decreasing our earnings or increasing our losses in such period.
Intangible Assets
     As of October 31, 2007, our consolidated balance sheet included $67.1 million in other intangible assets, net. We account for the impairment or disposal of long-lived assets such as equipment, furniture, fixtures, and other intangible assets in accordance with the provisions of SFAS 144. In accordance with SFAS 144, we test each intangible asset for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. Valuation of our intangible assets requires us to make assumptions about future sales prices and sales volumes for our products that involve new technologies and uncertainties around customer acceptance of new products. If actual market conditions differ or our forecasts change, we may be required to record additional impairment charges in future periods. Such charges would have the effect of decreasing our earnings or increasing our losses in such period.
Investments
     We have an investment portfolio comprised of marketable debt securities including short-term commercial paper, certificates of deposit, corporate bonds, asset-backed obligations and U.S. government obligations. The value of these securities is subject to market volatility for the period we hold these investments and until their sale or maturity. We recognize realized losses when declines in the fair value of our investments, below their cost basis, are judged to be other-than-temporary. In determining whether a decline in fair value is other-than-temporary, we consider various factors including market price (when available), investment ratings, the financial condition and near-term prospects of the investee, the length of time and the extent to which the fair value has been less than our cost basis, and our intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. We make significant judgments in considering these factors. If it is judged that a decline in fair value is other-than-temporary, the investment is valued at the current fair value and a realized loss equal to the decline is reflected in net income, which could materially adversely affect our operating results.

     During the fourth quarter of fiscal 2007, we determined that declines in the estimated fair value of our investments in certain commercial paper were other-than-temporary. This commercial paper was issued by SIV Portfolio plc (formerly known as Cheyne Finance plc) and Rhinebridge LLC, two structured investment vehicles (SIVs) that entered into receivership during the fourth quarter of fiscal 2007 and failed to make payment at maturity. Due to the mortgage-related assets that they hold, each of these entities has been exposed to adverse market conditions that have affected the value of their collateral and their ability to access short-term funding. We purchased these investments in the third quarter of fiscal 2007 and, at the time of purchase, each investment had a rating of A1+ by Standard and Poor’s and P-1 by Moody’s, their highest ratings respectively. These investments are no longer trading and have no readily determinable market value. We have reviewed current investment ratings, valuation estimates of the underlying collateral, company specific news and events, and general economic conditions in considering the fair value of these investments. In estimating fair value, we used a valuation approach based on a liquidation of assets held by each SIV and their subsequent distribution of cash. We utilized assessments of the underlying collateral from multiple indicators of value, which were then discounted to reflect the expected timing of disposition and market risks. Based on this assessment of fair value, as of October 31, 2007, we recognized realized losses of $13.0 million related to these investments. Giving effect to these losses, our investment portfolio at October 31, 2007 included an estimated fair value of $33.9 million in commercial paper issued by these entities. See Note 4 to the financial statements included as Item 8 of Part II of this report. Information and the markets relating to these investments remain dynamic and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of our investments. To the extent we determine that a further decline in fair value is other-than-temporary, we may recognize additional realized losses in future periods up to the aggregate amount of these investments. We are not aware of any other of our marketable debt securities that have experienced a similar decline in fair value. Our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues.
     As of October 31, 2007 our marketable debt investments had unrealized losses of $0.1 million. These gross unrealized losses were primarily due to changes in interest rates. Management has determined that the gross unrealized losses on our marketable debt investments at October 31, 2007, are temporary in nature because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity.
     As of October 31, 2007, our minority investments in privately held technology companies, reported in other assets, were $6.7 million. These investments are generally carried at cost because we own less than 20% of the voting equity and do not have the ability to exercise significant influence over any of these companies. These investments are inherently high risk. The markets for technologies or products manufactured by these companies are usually early stage at the time of our investment and such markets may never materialize or become significant. We could lose our entire investment in some or all of these companies. We monitor these investments for impairment and make appropriate reductions in carrying values when necessary. If market conditions, the expected financial performance, or the competitive position of the companies in which we invest deteriorate, we may be required to record a charge in future periods due to impairment in their value.
Deferred Tax Valuation Allowance
     As of October 31, 2007, we have recorded a valuation allowance fully offsetting gross deferred tax assets of $1.2 billion. We calculated the valuation allowance in accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support the reversal. Because evidence such as our operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, our cumulative loss during this three-year period represents sufficient negative evidence regarding the need for a full valuation allowance under SFAS 109. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. If we are able to sustain a meaningful level of profitability in future periods, and forecast sufficient earnings for periods thereafter, we may be required to release a significant portion of the valuation allowance. Any future release of valuation allowance will be recorded as a tax benefit increasing net income, an adjustment to acquisition intangibles, or an adjustment to paid-in capital. Because we expect our recorded tax rate to increase in subsequent periods following a release of the valuation allowance, our net income would be affected in periods following the release. Any valuation allowance release will not affect the amount of cash paid for income taxes

Warranty
     Our liability for product warranties, included in other accrued liabilities, was $33.6 million as of October 31, 2007. Our products are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties was $12.7 million, $14.5 million, and $9.7 million in fiscal 2007, 2006 and 2005 respectively. The provision for warranty claims may fluctuate on a quarterly basis depending upon the mix of products and customers in that period. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. An increase in warranty claims or the related costs associated with satisfying these warranty obligations could increase our cost of sales and negatively affect our gross margin.
Loss Contingencies
     We are subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. We consider the likelihood of loss or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. A loss is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether any accruals should be adjusted and whether new accruals are required.
Effects of Recent Accounting Pronouncements
     See Note 1 to our financial statements included in Item 8 of Part II of this report for information relating to our discussion of the effects of recent accounting pronouncements.

     Unaudited Quarterly Results of Operations
     The tables below (in thousands, except per share data) set forth the operating results represented by certain items in our statements of operations for each of the eight quarters in the period ended October 31, 2007. This information is unaudited, but in our opinion reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair statement of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.

	Jan. 31,	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,	Apr. 30,	Jul. 31,	Oct. 31,
	2006	2006	2006	2006	2007	2007	2007	2007
Revenue:
Products	$105,941	$117,208	$137,809	$141,469	$146,282	$173,212	$182,143	$193,652
Services	14,489	13,967	14,690	18,483	18,819	20,315	22,808	22,538

Total Revenue	120,430	131,175	152,499	159,952	165,101	193,527	204,951	216,190

Costs:
Products	60,399	58,957	70,356	73,955	74,979	91,319	84,383	87,185
Services	9,576	9,312	10,479	13,241	16,494	20,378	22,903	19,859

Total cost of goods sold	69,975	68,269	80,835	87,196	91,473	111,697	107,286	107,044

Gross profit	50,455	62,906	71,664	72,756	73,628	81,830	97,665	109,146

Operating expenses:
Research and development	29,462	28,856	26,190	26,561	29,853	31,642	31,671	34,130
Selling and marketing	26,572	26,657	24,903	26,302	24,875	30,182	30,303	32,655
General and administrative	9,896	11,246	16,217	10,117	10,301	11,707	14,564	13,690
Amortization of intangible assets	6,295	6,295	6,295	6,296	6,295	6,295	6,295	6,465
Restructuring costs	2,015	3,014	11,008	(366)	(466)	(734)	(1,196)	(39)
Long lived asset impairment	(3)	(3)	—	6	—	—	—	—
Gain on lease settlement	(6,020)	(5,628)	—	—	—	—	—	(4,871)
Recovery of (provision for) doubtful accounts, net	(2,604)	(247)	(139)	(41)	(10)	—	—	(4)

Total operating expenses	65,613	70,190	84,474	68,875	70,848	79,092	81,637	82,026

Income (loss) from operations	(15,158)	(7,284)	(12,810)	3,881	2,780	2,738	16,028	27,120
Interest and other income, net	9,262	11,197	14,045	15,741	14,845	16,897	19,464	25,277
Interest expense	(6,053)	(5,815)	(6,148)	(6,149)	(6,148)	(6,148)	(6,931)	(7,769)
Gain (loss) on equity investments, net	(733)	—	948	—	—	—	592	—
Loss, other than termporary, on marketable debt investments	—	—	—	—	—	—	—	(13,013)
Gain on extinguishment of debt	6,690	362	—	—	—	—	—	—

Income (loss) before income taxes	(5,992)	(1,540)	(3,965)	13,473	11,477	13,487	29,153	31,615
Provision for income tax	299	370	320	392	421	477	841	1,205

Net income (loss)	$(6,291)	$(1,910)	$(4,285)	$13,081	$11,056	$13,010	$28,312	$30,410

Basic net income (loss) per common share	$(0.08)	$(0.02)	$(0.05)	$0.15	$0.13	$0.15	$0.33	$0.35

Diluted net income (loss) per dilutive potential common share	$(0.08)	$(0.02)	$(0.05)	$0.14	$0.12	$0.14	$0.29	$0.30

Weighted average basic common shares	82,967	83,518	84,197	84,657	84,953	85,198	85,651	86,241

Weighted average dilutive potential common shares	82,967	83,518	84,197	93,146	93,259	93,737	101,568	108,812

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
     Interest Rate Sensitivity. We maintain a short-term and long-term investment portfolio. See Note 4 to the financial statements in Item 8 of Part II of this report for information relating to the fair value of these investments. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at October 31, 2007, the fair value of the portfolio would decline by approximately $24.1 million.
     Foreign Currency Exchange Risk. As a global concern, we face exposure to adverse movements in foreign currency exchange rates. Because our sales are primarily denominated in U.S. dollars, the impact of foreign currency fluctuations on sales has not been material. Our primary exposures are related to non-U.S. dollar denominated operating expense in Canada, Europe, India and China. During fiscal 2007, approximately 77% of our operating expense was U.S. dollar denominated. As of October 31, 2007, our assets and liabilities related to non-dollar denominated currencies were primarily related to intercompany payables and receivables. We do not expect an increase or decrease of 10% in the foreign exchange rate would have a material impact on our financial position. To date, we have not significantly hedged against foreign currency fluctuations. Should exposure to fluctuations in foreign currency become more significant, however, we may pursue hedging alternatives.
Item 8. Financial Statements and Supplementary Data
     The following is an index to the consolidated financial statements:

Report of Independent Registered Public Accounting Firm
To The Board of Directors and Shareholders of Ciena Corporation:
     In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ciena Corporation and its subsidiaries at October 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
December 27, 2007

CIENA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 31,
	2006	2007
ASSETS

Current assets:
Cash and cash equivalents	$220,164	$892,061
Short-term investments	628,393	822,185
Accounts receivable, net	107,172	104,078
Inventories	106,085	102,618
Prepaid expenses and other	36,372	47,817

Total current assets	1,098,186	1,968,759
Long-term investments	351,407	33,946
Equipment, furniture and fixtures, net	29,427	46,671
Goodwill	232,015	232,015
Other intangible assets, net	91,274	67,144
Other long-term assets	37,404	67,738

Total assets	$1,839,713	$2,416,273

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$39,277	$55,389
Accrued liabilities	79,282	90,922
Restructuring liabilities	8,914	1,026
Unfavorable lease commitments	8,512	—
Income taxes payable	5,981	7,768
Deferred revenue	19,637	33,025
Convertible notes payable	—	542,262

Total current liabilities	161,603	730,392
Long-term deferred revenue	21,039	30,615
Long-term restructuring liabilities	26,720	3,662
Long-term unfavorable lease commitments	32,785	—
Other long-term obligations	1,678	1,450
Convertible notes payable	842,262	800,000

Total liabilities	1,086,087	1,566,119

Commitments and contingencies
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 140,000,000 shares authorized; 84,891,656 and 86,752,069 shares issued and outstanding	849	868
Additional paid-in capital	5,505,853	5,519,741
Changes in unrealized gains on investments, net	(496)	350
Translation adjustment	(580)	(1,593)
Accumulated deficit	(4,752,000)	(4,669,212)

Total stockholders’ equity	753,626	850,154

Total liabilities and stockholders’ equity	$1,839,713	$2,416,273

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended October 31,
	2005	2006	2007
Revenue:
Products	$374,275	$502,427	$695,289
Services	52,982	61,629	84,480

Total revenue	427,257	564,056	779,769

Costs:
Products	248,931	263,667	337,866
Services	42,136	42,608	79,634

Total cost of goods sold	291,067	306,275	417,500

Gross profit	136,190	257,781	362,269

Operating expenses:
Research and development	137,245	111,069	127,296
Selling and marketing	115,022	104,434	118,015
General and administrative	33,715	47,476	50,262
Amortization of intangible assets	38,782	25,181	25,350
Restructuring costs	18,018	15,671	(2,435)
Goodwill impairment	176,600	—	—
Long-lived asset impairment	45,862	—	—
Gain on lease settlement	—	(11,648)	(4,871)
Provision for (recovery of) doubtful accounts	2,602	(3,031)	(14)

Total operating expenses	567,846	289,152	313,603

Income (loss) from operations	(431,656)	(31,371)	48,666
Interest and other income (expense), net	31,294	50,245	76,483
Interest expense	(28,413)	(24,165)	(26,996)
Loss, other than temporary, on marketable debt investments	—	—	(13,013)
Gain on extinguishment of debt	3,882	7,052	—
Gain (loss) on equity investments, net	(9,486)	215	592

Income (loss) before income taxes	(434,379)	1,976	85,732
Provision for income taxes	1,320	1,381	2,944

Net income (loss)	$(435,699)	$595	$82,788

Basic net income (loss) per common share	$(5.30)	$0.01	$0.97

Diluted net income (loss) per dilutive potential common share	$(5.30)	$0.01	$0.87

Weighted average basic common shares	82,170	83,840	85,525

Weighted average dilutive potential common shares	82,170	85,011	99,604

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

					Receivable Notes	Accumulated Other		Total
	Common Stock		Additional Paid-	Deferred Stock	From	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	in-Capital	Compensation	Stockholders	Income	Deficit	Equity
Balance at October 31, 2004	81,665,237	817	5,487,075	(13,761)	(48)	(2,765)	(4,316,896)	1,154,422

Net loss	—	—	—	—	—	—	(435,699)	(435,699)

Changes in unrealized gains on investments, net	—	—	—	—	—	(2,185)	—	(2,185)
Translation adjustment	—	—	—	—	—	(218)	—	(218)

Comprehensive loss	—	—	—	—	—	—	—	(438,102)
Exercise of stock options, net	1,240,612	12	9,546	—	—	—	—	9,558
Unearned stock compensation	—	—	10	(10)	—	—	—	—
Deferred stock compensation costs	—	—	—	9,441	—	—	—	9,441
Forfeiture of unearned stock compensation	—	—	(2,044)	2,044	—	—	—	—
Reduction of receivables from stockholders	—	—	—	—	48	—	—	48

Balance at October 31, 2005	82,905,849	829	5,494,587	(2,286)	—	(5,168)	(4,752,595)	735,367

Net income	—	—	—	—	—	—	595	595
Changes in unrealized gains on investments, net	—	—	—	—	—	4,177	—	4,177
Translation adjustment	—	—	—	—	—	(85)	—	(85)

Comprehensive income	—	—	—	—	—	—	—	4,687
Exercise of stock options, net	1,985,807	20	27,967	—	—	—	—	27,987
Stock compensation expense	—	—	14,042	—	—	—	—	14,042

Removal of opening deferred stock compensation balance upon adoption of SFAS 123(R)	—	—	(2,286)	2,286	—	—	—	—
Purchase of call spread option	—	—	(28,457)	—	—	—	—	(28,457)

Balance at October 31, 2006	84,891,656	849	5,505,853	—	—	(1,076)	(4,752,000)	753,626

Net income	—	—	—	—	—	—	82,788	82,788
Changes in unrealized gains on investments, net	—	—	—	—	—	846	—	846
Translation adjustment	—	—	—	—	—	(1,013)	—	(1,013)

Comprehensive income	—	—	—	—	—	—	—	82,621
Exercise of stock options, net	1,847,455	19	36,816	—	—	—	—	36,835
Stock compensation expense	—	—	19,572	—	—	—	—	19,572
Exercise of warrant	12,958	—	—	—	—	—	—	—
Purchase of call spread option	—	—	(42,500)	—	—	—	—	(42,500)

Balance at October 31, 2007	86,752,069	$868	$5,519,741	$—	$—	$(1,243)	$(4,669,212)	$850,154

The accompanying notes are an integral part of these consolidated financial statements

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended October 31,
	2005	2006	2007
Cash flows from operating activities:
Net income (loss)	$(435,699)	$595	$82,788
Adjustments to reconcile net income (loss) to net cash provided by used in operating activities:
Early extinguishment of debt	(3,882)	(7,052)	—
Amortization of premium (discount) on marketable securities	13,636	(823)	(14,191)
Non-cash loss from equity investments and marketable securities	9,486	733	13,013
Non-cash impairment of long-lived assets	45,862	—	—
Depreciation and amortization of leasehold improvements	33,377	16,401	12,833
Goodwill impairment	176,600	—	—
Stock compensation	9,441	14,042	19,572
Amortization of intangibles	42,651	29,050	29,220
Provision for doubtful accounts	2,602	—	—
Provision for inventory excess and obsolescence	5,232	9,012	12,180
Provision for warranty and other contractual obligations	9,738	14,522	12,743
Other	3,218	2,028	2,544
Changes in assets and liabilities:
Accounts receivable	(29,510)	(34,386)	3,094
Inventories	(6,951)	(65,764)	(8,713)
Prepaid expenses and other	7,420	4,056	(20,568)
Accounts payable and accruals	(19,633)	(59,161)	(60,524)
Income taxes payable	2,431	196	1,787
Deferred revenue and other obligations	5,942	(2,842)	22,964

Net cash provided by (used in) operating activities	(128,039)	(79,393)	108,742

Cash flows from investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(11,315)	(17,760)	(32,105)
Proceeds from sale of equipment, furniture and fixtures	278	—	—
Restricted cash	1,986	4,552	(13,277)
Purchase of available for sale securities	(578,846)	(1,090,409)	(864,012)
Proceeds from maturities of available for sale securities	910,505	851,084	989,705
Minority equity investments, net	4,882	948	(181)

Net cash provided by (used in) investing activities	327,490	(251,585)	80,130

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	300,000	500,000
Repurchase of 3.75% convertible notes payable	(36,913)	(98,410)	—
Debt issuance costs	—	(7,990)	(11,750)
Purchase of call spread option	—	(28,457)	(42,500)
Proceeds from issuance of common stock and warrants	9,558	27,987	36,835
Repayment of notes receivable from stockholders	48	—	—

Net cash provided by (used in) financing activities	(27,307)	193,130	482,585

Effect of exchange rate changes on cash and cash equivalents	—	—	440
Net increase (decrease) in cash and cash equivalents	172,144	(137,848)	671,897
Cash and cash equivalents at beginning of period	185,868	358,012	220,164

Cash and cash equivalents at end of period	$358,012	$220,164	$892,061

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$25,817	$21,685	$21,504

Income taxes	$977	$969	$1,157

Non-cash investing and financing activities
Purchase of equipment in accounts payable	$—	$—	$3,062

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) CIENA CORPORATION AND SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES
Description of Business
     Ciena Corporation is a supplier of communications networking equipment, software and services that support the transport, switching, aggregation and management of voice, video and data traffic. Ciena’ products are used, individually or as part of an integrated solution, in communications network infrastructures operated by telecommunications service providers, cable operators, governments and enterprises around the globe. Ciena’s products facilitate the cost-effective delivery of enterprise and consumer-oriented communication services. Through its FlexSelect™ Architecture, Ciena specializes in transitioning legacy communications networks to converged, next-generation architectures, better able to handle increased traffic and to deliver more efficiently a broader mix of high-bandwidth communications services.
     Ciena was incorporated in Delaware in November 1992, and completed its initial public offering on February 7, 1997. Ciena’s principal executive offices are located at 1201Winterson Road, Linthicum, Maryland 21090.
Principles of Consolidation
     Ciena has 12 wholly owned U.S. and international subsidiaries, which have been consolidated in the accompanying financial statements.
     The accompanying consolidated financial statements include the accounts of Ciena and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.
Fiscal Year
     Ciena has a 52 or 53 week fiscal year, which ends on the Saturday nearest to the last day of October in each year (October 29, 2005, October 28, 2006 and November 3, 2007 for the periods reported). For purposes of financial statement presentation, each fiscal year is described as having ended on October 31. Fiscal 2005 and fiscal 2006 consisted of 52 weeks and fiscal 2007 consisted of 53 weeks.
     During fiscal 2007, Ciena identified certain immaterial adjustments and recorded expenses of $0.7 million related to its provision for warranty and $0.3 million related to service costs, each of which related to fiscal 2006. Also, during fiscal 2007, Ciena identified immaterial operating expense totaling $0.5 million incurred in fiscal 2007 that was inadvertently recorded in fiscal 2006. Ciena’s revenue for the fiscal 2007 is understated by $0.8 million due to an equivalent overstatement of revenue during fiscal 2006. Ciena believes that these adjustments are not material to its results for fiscal 2006 or fiscal 2007, or any interim period therein.
Use of Estimates
     The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for bad debts, valuation of inventories and investments, recoverability of intangible assets and goodwill, income taxes, warranty obligations, restructuring liabilities and contingencies and litigation. Ciena bases its estimates on historical experience and also on assumptions that it believes are reasonable. Actual results may differ materially from management’s estimates.
Cash and Cash Equivalents
     Ciena considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Restricted cash collateralizing letters of credits are included in other current assets and other long-term assets depending upon the duration of the restriction.
Investments
     Ciena’s investments represent investments in marketable debt securities that are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. Realized gains or losses and declines in value determined to be other-than-temporary, if any, on available-for-sale securities, are reported in other income or expense as incurred.

Inventories
     Inventories are stated at the lower of cost or market, with cost computed using standard cost, which approximate actual cost on a first-in, first-out basis. Ciena records a provision for excess and obsolete inventory when an impairment has been identified.
Equipment, Furniture and Fixtures
     Equipment, furniture and fixtures are recorded at cost. Depreciation and amortization are computed using the straight-line method over useful lives of two years to five years for equipment, furniture and fixtures and the shorter of useful life or lease term for leasehold improvements. Impairments of equipment, furniture and fixtures are determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
     Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and Emerging Issues Task Force (EITF) Issue No. 00-2, “Accounting for Web Site Development Costs.” Qualifying costs incurred during the application development stage, which consist primarily of outside services and purchased software license costs, are capitalized and amortized straight-line over the estimated useful life of the asset.
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
Unfavorable Lease Commitments
     Ciena has recorded unfavorable lease commitments as a result of several acquisitions. Ciena accounts for unfavorable lease commitments in accordance with SFAS 141 “Business Combinations.” The value of the unfavorable lease commitments are based upon the present value of the assumed lease obligations based upon rental rates and interest rates at the time of the acquisition. During the fourth quarter of fiscal 2007, Ciena settled a lease obligation relating to previously restructured facilities in San Jose, CA, thereby eliminating its remaining unfavorable lease commitment balance.
Concentrations
     Substantially all of Ciena’s cash and cash equivalents, short-term and long-term investments in marketable debt securities, are maintained at two major U.S. financial institutions. The majority of Ciena’s cash equivalents consist of money market funds and overnight repurchase agreements. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, management believes that they bear minimal risk.
     Historically, a large percentage of Ciena’s revenue has been the result of sales to a small number of communications service providers. Consolidation among Ciena’s customers has increased this concentration. Consequently, Ciena’s accounts receivable can be concentrated among these customers. See Notes 5 and 18 below.

     Additionally, Ciena’s access to certain raw materials is dependent upon sole and limited source suppliers. The inability of any supplier to fulfill Ciena’s supply requirements could affect future results. Ciena relies on a small number of contract manufacturers to perform the majority of the manufacturing for its products. If Ciena cannot effectively manage these manufacturers and forecast future demand, or if they fail to deliver products or components on time, Ciena’s business may suffer.
Revenue Recognition
     Ciena recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” (SAB 104) which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectibility is reasonably assured. Customer purchase agreements and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. Ciena assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Ciena assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. Revenue for maintenance services is generally deferred and recognized ratably over the period during which the services are to be performed.
     Some of Ciena’s communications networking equipment is integrated with software that is essential to the functionality of the equipment. Accordingly, Ciena accounts for revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” (SOP 97-2) and all related interpretations. SOP 97-2 incorporates additional guidance unique to software arrangements incorporated with general revenue recognition criteria, such as, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met.
     Arrangements with customers may include multiple deliverables, including any combination of equipment, services and software. If multiple element arrangements include software or software related elements, Ciena applies the provisions of SOP 97-2 to determine the amount of the arrangement fee to be allocated to those separate units of accounting. Multiple element arrangements that include software are separated into more than one unit of accounting if the functionality of the delivered element(s) is not dependent on the undelivered element(s), there is vendor-specific objective evidence of the fair value of the undelivered element(s), and general revenue recognition criteria related to the delivered element(s) have been met. The amount of product and service revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of revenue recognition. For all other deliverables, Ciena applies the provisions of Emerging Issues Task Force (EITF) No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (EITF 00-21). EITF 00-21 allows for separation of elements into more than one unit of accounting if the delivered element(s) have value to the customer on a stand-alone basis, objective and reliable evidence of fair value exists for the undelivered element(s), and delivery of the undelivered element(s) is probable and substantially within Ciena’s control. Revenue is allocated to each unit of accounting based on the relative fair value of each accounting unit or using the residual method if objective evidence of fair value does not exist for the delivered element(s). The revenue recognition criteria described above is applied to each separate unit of accounting. If these criteria are not met, revenue is deferred until the criteria are met or the last element has been delivered.
     Ciena’s total deferred revenue for products was $4.3 million and $13.2 million as of October 31, 2006 and 2007, respectively. Our service revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $36.4 million and $50.4 million as of October 31, 2006 and 2007, respectively.
Warranty Accruals
     Ciena provides for the estimated costs to fulfill customer warranty upon the recognition of the related revenue. Estimated warranty costs include material costs, technical support labor costs and associated overhead. The warranty liability is included in costs of goods sold and determined based upon actual warranty cost experience, estimates of component failure rates and management’s industry experience. Ciena’s sales contracts do not permit the right of return of product by the customer after the product has been accepted.

Accounts Receivable Trade, Net
     Ciena’s allowance for doubtful accounts receivable is based on its assessment, on a specific identification basis, of the collectibility of customer accounts. Ciena performs ongoing credit evaluations of its customers and generally has not required collateral or other forms of security from its customers. In determining the appropriate balance for Ciena’s allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectability. In doing so, management considers creditworthiness, payment history, account activity and communication with such customer. If a customer’s financial condition changes, Ciena may be required to take a charge for an allowance for doubtful accounts receivable.
Research and Development
     Ciena charges all research and development costs to expense as incurred. Types of expense incurred in research and development include employee compensation, prototype, consulting, depreciation, facility costs and information technologies.
Advertising Costs
     Ciena expenses all advertising costs as incurred.
Legal Costs
     Ciena expenses legal costs associated with litigation defense as incurred.
Share-Based Compensation Expense
     On November 1, 2005, Ciena adopted SFAS 123(R), as interpreted by SAB 107, which requires the measurement and recognition of compensation expense for share-based awards based on estimated fair values. SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant.
     Ciena estimates the fair value of each option-based award on the date of grant using the Black-Scholes option-pricing model. This model is affected by Ciena’s stock price as well as estimates regarding a number of subjective variables. These subjective variables include, but are not limited to Ciena’s expected stock price volatility over the term of the awards, and projected employee stock option exercise behaviors. Ciena estimates the fair value of each share-based award on the fair value of the underlying common stock on the date of grant. In each case, Ciena only recognizes expense to its consolidated statement of operations for those options or shares that are expected ultimately to vest. Ciena uses two attribution methods to record expense, the straight-line method for grants with only service-based vesting or the graded-vesting method, which considers each performance period or tranche separately, for all other awards.
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
     Ciena has not provided U.S. deferred income taxes on the cumulative unremitted earnings of its non-U.S. affiliates as it plans to permanently reinvest cumulative unremitted foreign earnings outside the U.S. and it is not practicable to determine the unrecognized deferred income taxes. These cumulative unremitted foreign earnings relate to ongoing operations in foreign jurisdictions and are required to fund foreign operations, capital expenditures, and any expansion requirements.
Loss Contingencies
     Ciena is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. Ciena considers the likelihood of loss or the incurrence of a liability, as well as Ciena’s ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Ciena regularly evaluates current information available to it to determine whether any accruals should be adjusted and whether new accruals are required.

Fair Value of Financial Instruments
     The carrying amounts of Ciena’s financial instruments, which include short-term and long-term investments in marketable debt securities, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their short maturities.
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
Software Development Costs
     SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires the capitalization of certain software development costs incurred subsequent to the date technological feasibility is established and prior to the date the product is generally available for sale. The capitalized cost is then amortized straight-line over the estimated product life. Ciena defines technological feasibility as being attained at the time a working model is completed. To date, the period between achieving technological feasibility and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, Ciena has not capitalized any software development costs.
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
Newly Issued Accounting Standards
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
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Ciena is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.
     In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to SFAS 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Ciena is currently evaluating the impact of the adoption of FIN 48 on its consolidated financial statements, and anticipates any adjustment to retained earnings will not be material.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”  SFAS No. 159 permits an entity to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Ciena is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Ciena is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.
     In December 2007, the FASB issued SFAS No. 141(R), a revised version of SFAS No. 141, “Business Combinations.” The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles (GAAP) with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and may affect the release of our valuation allowance against prior acquisition intangibles. An entity may not apply it before that date. The new standard also converges financial reporting under U.S. GAAP with international accounting rules. Ciena is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.
(2) RESTRUCTURING COSTS
     Ciena has previously taken actions to align its workforce, facilities and operating costs with perceived market and business opportunities. Ciena historically has committed to a restructuring plan and has incurred the associated liability concurrently in accordance with the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The following table displays the activity and balances of the restructuring liability accounts for the fiscal years indicated (in thousands):

			Consolidation
	Workforce		of excess
	reduction		facilities		Total
Balance at October 31, 2004	1,446		79,937		81,383
Additional liability recorded	5,770	(a)	884	(a)	6,654
Adjustment to previous estimates	—		11,364	(a)	11,364
Cash payments	(6,946)		(22,678)		(29,624)

Balance at October 31, 2005	270		69,507		69,777
Additional liability recorded	4,652	(b)	1,782	(b)	6,434
Adjustment to previous estimates	—		9,237	(b)	9,237
Lease settlements			(11,648)	(b)	(11,648)
Cash payments	(4,922)		(33,244)		(38,166)

Balance at October 31, 2006	—		35,634		35,634
Additional liability recorded	72	(c)	1	(c)	73
Adjustment to previous estimates	—		(2,508)	(c)	(2,508)
Lease settlements	—		(4,871)	(c)	(4,871)
Cash payments	(72)		(23,568)		(23,640)

Balance at October 31, 2007	$—		$4,688		$4,688

Current restructuring liabilities	$—		$1,026		$1,026

Non-current restructuring liabilities	$—		$3,662		$3,662

(a)	During the first quarter of fiscal 2005, Ciena recorded a restructuring charge of approximately $1.0 million related to a workforce reduction of 21 employees and a charge of approximately $0.3 million related to certain other costs associated with the closure of its San Jose, CA facility on September 30, 2004. This restructuring charge also reflects a reversed charge of $0.1 million related to an adjustment to estimates associated with costs for previously restructured facilities.

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

(b)	During the first quarter of fiscal 2006, Ciena recorded a charge of $0.7 million related to the closure of one of its facilities located in Kanata, Canada and a charge of $1.5 million related to a workforce reduction of 62 employees. During the first quarter of fiscal 2006, Ciena recorded a credit adjustment of $0.2 million related to costs associated with previously restructured facilities. During the first quarter of fiscal 2006, Ciena recorded a gain of $6.0 million related to the buy-out of the lease of its former Fremont, CA facility, which Ciena had previously restructured.

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

(c)	During the first quarter of fiscal 2007, Ciena recorded a charge of $0.1 million related to other costs associated with a previous workforce reduction and an adjustment of $0.5 million related to costs associated with previously restructured facilities.

During the second quarter of fiscal 2007, Ciena recorded an adjustment of $0.8 million related to its return to use of a facility that had been previously restructured.

During the third quarter of fiscal 2007, Ciena recorded an adjustment of $1.2 million primarily related to its return to use of a facility that had been previously restructured.

During the fourth quarter of fiscal 2007, Ciena recorded a gain on lease settlement of $4.9 million related to the termination of lease obligations for our former San Jose, CA facilities. We paid $53.0 million in connection with the settlement of this lease obligation. This transaction eliminated Ciena’s remaining unfavorable lease commitment balance of $34.9 million and reduced Ciena’s restructuring liabilities by $23.5 million, offset by approximately $0.5 million of other expenses.

(3) GOODWILL AND LONG-LIVED ASSET IMPAIRMENTS
Goodwill Impairment
     SFAS 142 “Goodwill and Other Intangible Assets,” requires Ciena to test each reporting unit’s goodwill for impairment on an annual basis, which Ciena has determined to be the last business day of fiscal September each year. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. For fiscal 2007, fiscal 2006 and fiscal 2005, Ciena determined that its operating segments and reporting units were the same. For fiscal 2005, the fair value of Ciena’s goodwill was tested for impairment on a segment level. For fiscal 2006 and fiscal 2007, the fair value of Ciena’s goodwill was tested for impairment on an enterprise level due to the elimination of Ciena’s former business units in the third quarter of fiscal 2006. The table below sets forth changes in carrying amount of goodwill during the fiscal years indicated (in thousands):

Total
Balance as October 31, 2004	408,615
Goodwill acquired	—
Impairment losses	(176,600)

Balance as October 31, 2005	232,015
Goodwill acquired	—
Impairment losses	—

Balance as October 31, 2006	232,015
Goodwill acquired	—
Impairment losses	—

Balance as October 31, 2007	$232,015

Goodwill Assessment — Fiscal 2005
     Ciena performed an assessment of the fair value of its reporting units and its intangible assets as of September 24, 2005. Ciena compared the fair value of each of its reporting units at that time to each reporting unit’s carrying value including goodwill. In conjunction with Ciena’s assessment, it became apparent that developments in the market for broadband loop carrier products, particularly outside of the United States, would require Ciena to make a substantial commitment of research and development resources in order to compete successfully in this market with Ciena’s CN 1000™ Next-Generation Broadband Access platform. Given the uncertainties associated with this international market and the magnitude of the investment required, Ciena determined it would not be cost-effective to make such investment and suspended research and development for this product. This decision significantly reduced Ciena’s forecasted long-term revenue for its former Broadband Access Group (BBG) reporting unit. As a result, the carrying value of BBG, including goodwill, exceeded the fair value of BBG as of September 24, 2005. The fair value of the BBG reporting unit was determined using the average of the valuations calculated using market multiples and discounted cash flows. Because of the forecasted decline in long-term revenue for BBG, no control premium was added to the valuation results for the BBG reporting unit.
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
Goodwill Assessment — Fiscal 2006 and Fiscal 2007
     Ciena performed an assessment of the fair value of its single reporting unit and its intangible assets as of September 23, 2006 and September 29, 2007. Ciena compared its fair value on each assessment date to its carrying value, including goodwill, and determined that the carrying value, including goodwill, did not exceed fair value. Because the carrying amount was less than its fair value, no impairment loss was recorded. The fair value of Ciena was determined using the average market price of Ciena’s common stock over a 10-day period before and after each assessment date, with a control premium added to the valuation results.
Long-Lived Asset Impairment — Equipment, Furniture and Fixtures
     During fiscal 2005, Ciena recorded impairment losses of $0.2 million related to excess equipment, furniture and fixtures that were classified as held for sale as a result of Ciena’s restructuring activities. Ciena did not record an impairment of equipment, furniture and fixtures during fiscal 2006 or fiscal 2007.

Long-Lived Asset Impairment — Other Intangible Assets
     Ciena performs assessments of the carrying value of its other intangible assets pursuant to SFAS 144. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires companies to test each intangible asset for impairment, whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable.
     During fiscal 2005, Ciena recorded a charge of $45.7 million related to the impairment of BBG developed technology and customer relationships acquired from Catena Networks in May 2004. This charge was based on the amount by which the carrying amount of the intangible assets exceeded their estimated fair value. Fair value was determined based on discounted estimated future cash flows derived from the intangible assets. Ciena used a cash flow period of five years and assumed that revenue related to these intangible assets would decline to zero over five years. The discount rate used was 15%. The assumptions supporting the estimated future cash flows, including the discount rate reflect management’s best estimates. The discount rate was based upon Ciena’s weighted average cost of capital as adjusted for the risks associated with its operations. Ciena did not record an impairment of intangible assets during fiscal 2006 or fiscal 2007.
(4) MARKETABLE DEBT SECURITIES
     As of the dates indicated, short-term and long-term investments in marketable debt securities are comprised of the following (in thousands):

	October 31, 2007
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Corporate bonds	$258,904	$252	$42	$259,114
Asset backed obligations	121,274	136	44	121,366
Commercial paper	198,407	—	—	198,407
US government obligations	31,186	55	—	31,241
Certificate of deposit	246,003	—	—	246,003

	$855,774	$443	$86	$856,131

Included in short-term investments	821,828	443	86	822,185
Included in long-term investments	33,946	—	—	33,946

	$855,774	$443	$86	$856,131

	October 31, 2006
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Corporate bonds	$468,152	$437	$525	$468,064
Asset backed obligations	195,728	142	305	195,565
Commercial paper	152,768	—	—	152,768
US government obligations	163,643	84	324	163,403

	$980,291	$663	$1,154	$979,800

Included in short-term investments	629,269	66	942	628,393
Included in long-term investments	351,022	597	212	351,407

	$980,291	$663	$1,154	$979,800

     Estimated fair value of commercial paper at October 31, 2007 includes investments in SIV Portfolio plc (formerly known as Cheyne Finance plc) and Rhinebridge LLC, two structured investment vehicles (SIVs) that entered into receivership during the fourth quarter of fiscal 2007 and failed to make payment at maturity. Due to the mortgage-related assets that they hold, each of these entities has been exposed to adverse market conditions that have affected the value of collateral and their ability to access short-term funding. Ciena purchased these investments in the third quarter of fiscal 2007 and, at the time of purchase, each investment had a rating of A1+ by Standard and Poor’s and P-1 by Moody’s, their highest ratings respectively. These investments are no longer trading and have no readily determinable market value. Ciena reviewed current investment ratings, valuation estimates of the underlying collateral, company specific news and events, and general economic conditions in considering the fair value of these investments. In estimating fair value, Ciena used a valuation approach based on a liquidation of assets held by each SIV and their subsequent distribution of cash. Ciena utilized assessments of the underlying collateral from multiple indicators of value, which were then discounted to reflect the expected timing of disposition and market risks. Based on this assessment of fair value, as of October 31, 2007, Ciena recognized realized losses of $13.0 million related to these investments. Giving effect to these losses, our investment portfolio at October 31, 2007 included an estimated fair value of $33.9 million in commercial paper issued by these entities. Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of our investments. To the extent Ciena determines that a further decline in fair value is other-than-temporary, Ciena may recognize additional realized losses in future periods up to the aggregate amount of these investments.

     Gross unrealized losses related to marketable debt investments were primarily due to changes in interest rates. Ciena’s management has determined that the gross unrealized losses at October 31, 2007 are temporary in nature because Ciena has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. As of the dates indicated, gross unrealized losses were as follows (in thousands):

	October 31, 2007
	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Corporate bonds	$41	$50,152	$1	$2,999	$42	$53,151
Asset backed obligations	7	6,140	37	22,923	44	29,063

	$48	$56,292	$38	$25,922	$86	$82,214

	October 31, 2006
	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
	Gross Unrealized		Gross Unrealized		Gross Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Corporate bonds	$400	$196,947	$125	$26,687	$525	$223,634
Asset backed obligations	153	92,869	152	34,828	305	127,697
Commercial paper	—	—	—	—	—	—
US government obligations	112	38,692	212	40,839	324	79,531

	$665	$328,508	$489	$102,354	$1,154	$430,862

     The following table summarizes maturities of debt investments at October 31, 2007 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$701,322	$701,588
Due in 1-2 years	99,754	99,789
Due in 2-5 years	54,698	54,754

	$855,774	$856,131

(5) ACCOUNTS RECEIVABLE
     As of October 31, 2007, one customer accounted for 40.1% of net trade accounts receivable. As of October 31, 2006, two customers accounted for 25.4% and 21.8% of net trade accounts receivable, respectively. Ciena’s allowance for doubtful accounts as of each of October 31, 2007 and October 31, 2006 was $0.1 million.
     During fiscal 2006, Ciena recorded a recovery of doubtful accounts in the amount of $3.0 million as a result of the receipt of amounts due from customers from whom payment was previously deemed doubtful due to their financial condition. In addition, during fiscal 2006, $0.1 million of uncollectible accounts were written off against the allowance.
     During fiscal 2005, Ciena recorded a provision for doubtful accounts of $2.6 million relating to one customer from which payment was doubtful due to a change in its financial condition.

     The following table summarizes the activity in Ciena’s allowance for doubtful accounts for the fiscal years indicated (in thousands):

		Net
Year ended	Balance at beginning	Provisions		Balance at end of
October 31,	of period	(Recovery)	Deductions	period
2005	$961	$2,602	$272	$3,291
2006	$3,291	$(3,031)	$114	$146
2007	$146	$(14)	$—	$132
(6) INVENTORIES
     As of the dates indicated, inventories are comprised of the following (in thousands):

	October 31,
	2006	2007
Raw materials	$29,627	$28,611
Work-in-process	9,156	4,123
Finished goods	89,628	96,054

	128,411	128,788
Provision for excess and obsolescence	(22,326)	(26,170)

	$106,085	$102,618

     Ciena writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During fiscal 2005, fiscal 2006 and fiscal 2007, Ciena recorded provisions for inventory reserves of $5.2 million, $9.0 million and $12.2 million, respectively, primarily related to increases in excess inventory due to changes in forecasted sales for certain products. Deductions from the reserve for excess and obsolete inventory generally relate to disposal activities.
     The following table summarizes the activity in Ciena’s reserve for excess and obsolete inventory for the fiscal years indicated (in thousands):

	Balance at
Year ended	beginning of			Balance at
October 31,	period	Provisions	Deductions	end of period
2005	$21,933	$5,232	$4,570	$22,595
2006	$22,595	$9,012	$9,281	$22,326
2007	$22,326	$12,180	$8,336	$26,170
(7) PREPAID EXPENSES AND OTHER
     As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	October 31,
	2006	2007
Interest receivable	$8,547	$4,981
Prepaid VAT and other taxes	9,467	18,092
Deferred deployment expense	1,948	6,237
Prepaid expenses	6,497	10,724
Restricted cash	6,990	3,994
Other non-trade receivables	2,923	3,789

	$36,372	$47,817

(8) EQUIPMENT, FURNITURE AND FIXTURES
     As of the dates indicated, equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,
	2006	2007
Equipment, furniture and fixtures	$253,953	$269,534
Leasehold improvements	36,203	37,249

	290,156	306,783
Accumulated depreciation and amortization	(260,729)	(260,112)

	$29,427	$46,671

(9) OTHER INTANGIBLE ASSETS
     As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	October 31,
	2006			2007
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangible	Amortization	Intangible	Intangible	Amortization	Intangible

Developed technology	$139,983	$(87,577)	$52,406	$145,073	$(104,822)	$40,251

Patents and licenses	47,370	(25,463)	21,907	47,370	(31,708)	15,662
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	45,981	(29,020)	16,961	45,981	(34,750)	11,231

	$233,334		$91,274	$238,424		$67,144

     During the fourth quarter of fiscal 2007, Ciena purchased certain developed technology of $5.1 million.
     The aggregate amortization expense of other intangible assets in fiscal 2007, fiscal 2006 and fiscal 2005 was $29.2 million, $29.1 million, and $42.7 million, respectively. Expected future amortization of other intangible assets for the fiscal years indicated is as follows (in thousands):

Year ended October 31,
2008	28,858
2009	20,272
2010	15,518
2011	1,648
2012	848

$67,144

(10) OTHER BALANCE SHEET DETAILS
     As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	October 31,
	2006	2007
Maintenance spares inventory, net	$14,724	$20,816
Deferred debt issuance costs	10,306	18,059
Investments in privately held companies	6,489	6,671
Restricted cash	3,227	19,499
Other	2,658	2,693

	$37,404	$67,738

     Deferred debt issuance costs are amortized using the straight line method which approximates the effect of the effective interest rate method on the maturity of the related debt. Amortization of debt issuance cost, which is included in interest expense, was $4.0 million, $3.1 million, and $3.0 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

     As of the dates indicated, accrued liabilities are comprised of the following (in thousands):

	October 31,
	2006	2007
Warranty	$31,751	$33,580
Accrued compensation, payroll related tax and benefits	24,102	32,053
Accrued interest payable	5,502	6,998
Other	17,927	18,291

	$79,282	$90,922

     The following table summarizes the activity in Ciena’s accrued warranty for the fiscal years indicated (in thousands):

Year ended	Balance at beginning			Balance at end of
October 31,	of period	Provisions	Settlements	period
2005	$30,189	$9,738	$(12,883)	$27,044
2006	$27,044	$14,522	$(9,815)	$31,751
2007	$31,751	$12,743	$(10,914)	$33,580
     As of the dates indicated, deferred revenue are comprised of the following (in thousands):

	October 31,
	2006	2007
Products	$4,276	$13,208
Services	36,400	50,432

	40,676	63,640
Less current portion	(19,637)	(33,025)

Long-term deferred revenue	$21,039	$30,615

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
     As of the end of fiscal 2007 and fiscal 2006, the fair value of the outstanding $542.3 million in aggregate principal amount of 3.75% convertible notes was $534.2 million and $525.3 million, respectively. Fair value is based on the quoted market price for the notes on the dates above.
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
     If Ciena undergoes a “fundamental change” (as that term is defined in the indenture governing the notes to include certain change in control transactions), holders of notes will have the right, subject to certain exemptions, to require Ciena to purchase for cash any or all of their notes at a price equal to the principal amount, plus accrued and unpaid interest. If the holder elects to convert his or her notes in connection with a specified fundamental change, in certain circumstances, Ciena will be required to increase the applicable conversion rate, depending on the price paid per share for Ciena common stock and the effective date of the fundamental change transaction.
     Ciena used approximately $28.5 million of the net proceeds of this offering to purchase a call spread option on its common stock that is intended to limit exposure to potential dilution from the conversion of the notes. See Note 13 below for a description of this call spread option.
     As of the end of fiscal 2007 and fiscal 2006, the fair value of the $300.0 million in aggregate principal amount of 0.25% convertible senior notes outstanding was $387.5 million and $251.3 million, respectively. Fair value is based on the quoted market price for the notes on the dates above.
0.875% Convertible Senior Notes due Jun 15, 2017
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
     If Ciena undergoes a “fundamental change” (as that term is defined in the indenture governing the notes to include certain change in control transactions), holders of notes will have the right, subject to certain exemptions, to require Ciena to purchase for cash any or all of their notes at a price equal to the principal amount, plus accrued and unpaid interest. If the holder elects to convert his or her notes in connection with a specified fundamental change, in certain circumstances, Ciena will be required to increase the applicable conversion rate, depending on the price paid per share for Ciena common stock and the effective date of the fundamental change transaction.
     Ciena used approximately $42.5 million of the net proceeds of this offering to purchase a call spread option on its common stock that is intended to limit exposure to potential dilution from conversion of the notes. See Note 13 below for a description of this call spread option.
     As of the end of fiscal 2007, the fair value of the outstanding $500.0 million in aggregate principal amount of 0.875% convertible senior notes was $675.9 million, based on the quoted market price for the notes.
(12) EARNING (LOSS) PER SHARE CALCULATION
     The following table (in thousands except per share amounts) is a reconciliation of the numerator and denominator of the basic net income (loss) per common share (“Basic EPS”) and the diluted net income (loss) per dilutive potential common share (“Diluted EPS”). Basic EPS is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of (i) common shares outstanding, (ii) shares issuable upon vesting of restricted stock units, (iii) shares issuable upon exercise of outstanding stock options, employee stock purchase plan options and warrants using the treasury stock method; and (iv) shares underlying the 0.25% and 0.875% convertible senior notes. Diluted EPS for fiscal 2007 reflects only a portion of the shares underlying the 0.875% convertible notes because they were issued on June 11, 2007.

	Year Ended October 31,
Numerator	2005	2006	2007
Net income (loss)	$(435,699)	$595	$82,788
Add: Interest expense for 0.25% convertible senior notes	—	—	1,882
Add: Interest expense for 0.875% convertible senior notes	—	—	2,261

Net income (loss) used to calculate Diluted EPS	$(435,699)	$595	$86,931

	Year Ended October 31,
Denominator	2005	2006	2007
Basic weighted average shares outstanding	82,170	83,840	85,525
Add: Shares underlying outstanding stock options, employees stock purchase plan options, warrants and restricted stock units	—	1,171	1,352
Add: Shares underlying 0.25% convertible senior notes	—	—	7,590
Add: Shares underlying 0.875% convertible senior notes	—	—	5,137

Dilutive weighted average shares outstanding	82,170	85,011	99,604

	Year Ended October 31,
EPS	2005	2006	2007
Basic EPS	$(5.30)	$0.01	$0.97

Diluted EPS	$(5.30)	$0.01	$0.87

Explanation of Shares Excluded due to Anti-Dilutive Effect
     For fiscal 2005, the weighted average number of shares underlying stock options, restricted stock units, warrants and Ciena’s 3.75% convertible notes are considered anti-dilutive because Ciena incurred net losses.
     For fiscal 2006, the weighted average number of shares underlying outstanding stock options, employee stock purchase plan options, restricted stock units and warrants in the table below are considered anti-dilutive because the exercise price of these awards is greater than the average per share closing price on the NASDAQ Stock Market during this period. In addition, the weighted average number of shares issuable upon conversion of Ciena’s 0.25% convertible senior notes and 3.75% convertible notes are considered anti-dilutive pursuant to SFAS 128 because the related interest expense on a per common share “if converted” basis exceeds Basic EPS for the period.
     For fiscal 2007, the weighted average number of shares underlying outstanding stock options, employee stock purchase plan options, restricted stock units, and warrants in the table below are considered anti-dilutive because the exercise price of these equity awards is greater than the average per share closing price on the NASDAQ Stock Market during this period. In addition, the weighted average number of shares issuable upon conversion of Ciena’s 3.75% convertible notes, are considered anti-dilutive pursuant to SFAS 128 because the related interest expense on a per common share “if converted” basis exceeds Basic EPS for the period.
     The following table summarizes the shares excluded from the calculation of the denominator for Basic and Diluted EPS due to their anti-dilutive effect for the fiscal years indicated (in thousands):

Shares excluded from EPS Denominator	Year Ended October 31,
due to anti-dilutive effect	2005	2006	2007
Shares underlying stock options, restricted stock units and warrants	8,374	4,178	3,041
0.25% Convertible senior notes	—	4,203	—
3.75% Convertible notes	928	756	742

Total excluded due to anti-dilutive effect	9,302	9,137	3,783

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
(14) INCOME TAXES
     The provision for income taxes consists of the following (in thousands):

	October 31,
	2005	2006	2007
Provision for income taxes:
Current:
Federal	$—	$—	$—
State	—	23	309
Foreign	1,320	1,358	2,635

Total current	1,320	1,381	2,944

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Provision for income taxes	$1,320	$1,381	$2,944

     Income (loss) before provision for income taxes consists of the following (in thousands):

	October 31,
	2005	2006	2007
United States	$(438,956)	$(2,549)	$77,150
International	4,577	4,525	8,582

Total	$(434,379)	$1,976	$85,732

     The tax provision reconciles to the amount computed by multiplying income or loss before income taxes by the U.S. federal statutory rate of 35% as follows:

	October 31,
	2005	2006	2007
Provision at statutory rate	35.00%	35.00%	35.00%
State taxes	—	1.14%	0.36%
Foreign taxes	0.06%	14.04%	0.11%
Research and development credit	0.65%	(55.94%)	(2.47%)
Non-deductible goodwill and other	(15.04%)	16.15%	0.99%
Valuation allowance	(20.97%)	59.48%	(30.55%)

	(0.30%)	69.87%	3.44%

     The significant components of deferred tax assets and liabilities were as follows (in thousands):

	October 31,
	2006	2007
Deferred tax assets:
Reserves and accrued liabilities	$50,088	$22,815
Depreciation and amortization	118,122	156,918
NOL and credit carry forward	994,906	959,704
Other	26,406	40,686

Gross deferred tax assets	1,189,522	1,180,123
Valuation allowance	(1,189,522)	(1,180,123)

Net deferred tax asset	$—	$—

     During fiscal 2002, Ciena established a valuation allowance against its deferred tax assets. Ciena intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. The following table summarizes the activity in Ciena’s valuation allowance against its gross deferred tax assets (in thousands):

Year ended	Balance at beginning			Balance at end
October 31,	of period	Additions	Deductions	of period
2005	$1,077,906	$95,360	$—	$1,173,266
2006	$1,173,266	$16,256	$—	$1,189,522
2007	$1,189,522	$—	$9,399	$1,180,123
     As of October 31, 2007, Ciena had a $2.39 billion net operating loss carry forward and an $84.0 million income tax credit carry forward which begin to expire in fiscal year 2018 and 2012, respectively. Ciena’s ability to use net operating losses and credit carry forwards are subject to limitations pursuant to the ownership change rules of the Internal Revenue Code Section 382.
     The income tax provision does not reflect the tax savings resulting from deductions associated with Ciena’s equity compensation and convertible debt. The tax benefit of approximately $74.7 million will be credited to paid-in capital when realized. For deductions associated with Ciena’s equity compensation, credits to paid-in capital will be recorded when those tax benefits are used to reduce taxes payable.
     Approximately $48.4 million of the valuation allowance as of October 31, 2007 was attributable to deferred tax assets associated with the acquisitions of ONI, WaveSmith, Akara, Catena and IPI.
(15) SHARE-BASED COMPENSATION EXPENSE
     On November 1, 2005, Ciena adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for share-based awards based on estimated fair values. Prior to the adoption of SFAS 123(R), Ciena accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as interpreted by FIN 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” as allowed under SFAS 123, “Accounting for Stock-Based Compensation.” For fiscal 2005 the disclosure below includes the pro forma effect of share-based compensation expense on net loss and net loss per share in accordance with SFAS 123.
     During fiscal 2005, the Board of Directors determined that all future grants of stock options, restricted stock units, or other forms of equity-based compensation will solely be issued under the Ciena Corporation 2000 Equity Incentive Plan (the “2000 Plan”) and the 2003 Employee Stock Purchase Plan (the “ESPP”).

Ciena Corporation 2000 Equity Incentive Plan
     The 2000 Plan is a shareholder-approved plan that was assumed by Ciena as a result of its merger with ONI. It authorizes the issuance of stock options, restricted stock, restricted stock units and stock bonuses to employees, officers, directors, consultants, independent contractors and advisors. The Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for equity awards, including number of shares, vesting conditions and any required service or other performance criteria. The maximum term of any award under the 2000 Plan is ten years. The exercise price of options may not be less than 85% of the fair market value of the stock at the date of grant, or 100% of the fair market value for qualified options.
     Under the terms of the 2000 Plan, the number of shares authorized for issuance will increase by 5.0% of the number of Ciena shares issued and outstanding on January 1 of each year, unless the Compensation Committee reduces the amount of the increase in any year. No additional shares were added to the Plan as a result of this provision in 2005, 2006 or 2007. In addition to the evergreen provision, any shares subject to outstanding awards under the ONI 1997 Stock Plan, ONI 1998 Equity Incentive Plan, or ONI 1999 Equity Incentive Plan that are forfeited or cancelled shall become available for issuance under the 2000 Plan. As of October 31, 2007, there were 3.9 million shares authorized and available for issuance under the 2000 Plan.
     Stock Options
     Outstanding stock option awards to employees are generally subject to service-based vesting restrictions and vest incrementally over a four-year period, with awards subject to 12 months of accelerated vesting upon a change in control. The following table is a summary of Ciena’s stock option activity for the fiscal years indicated (shares in thousands):

		Weighted Average
	Options Outstanding	Exercise Price
Balance as of October 31, 2004	9,079	48.23
Granted	2,041	17.78
Exercised	(599)	15.75
Canceled	(1,871)	45.15

Balance as of October 31, 2005	8,650	44.80
Granted	579	21.95
Exercised	(1,304)	16.71
Canceled	(815)	41.18

Balance as of October 31, 2006	7,110	48.52
Granted	695	32.47
Exercised	(1,507)	23.04
Canceled	(427)	41.52

Balance as of October 31, 2007	5,871	$53.67

     The total intrinsic value of options exercised during fiscal 2007 and fiscal 2006 was $21.6 million and $18.2 million, respectively. The weighted average fair value of each stock option granted by Ciena in fiscal 2007 and 2006 was $32.47 and $21.95, respectively.
     The following table summarizes information with respect to stock options outstanding at October 31, 2007, based on Ciena’s closing stock price of $46.88 per share on November 2, 2007 (shares and intrinsic value in thousands):

			Options Outstanding at October 31, 2007				Vested Options at October 31, 2007
				Weighted				Weighted
				Average				Average
				Remaining	Weighted			Remaining	Weighted
Range of			Number	Contractual	Average	Aggregate	Number	Contractual	Average	Aggregate
Exercise			of	Life	Exercise	Intrinsic	of	Life	Exercise	Intrinsic
Price			Shares	(Years)	Price	Value	Shares	(Years)	Price	Value
$0.01	—	$16.52	643	7.29	$14.65	$20,730	302	6.77	$12.84	$10,279
$16.53	—	$17.43	605	7.56	17.21	17,954	281	7.38	17.13	8,369
$17.44	—	$22.96	488	6.77	21.86	12,208	457	6.65	21.90	11,404
$22.97	—	$31.36	822	8.01	27.78	15,701	374	6.65	27.60	7,205
$31.37	—	$31.71	708	5.15	31.70	10,737	689	5.06	31.71	10,451
$31.72	—	$46.97	818	6.83	41.52	4,385	577	5.60	41.19	3,286
$46.98	—	$83.13	762	4.41	60.58	—	762	4.41	60.58	—
$83.14	—	$1,046.50	1,025	3.23	155.25	—	1,025	3.23	155.25	—

$0.01	—	$1,046.50	5,871	5.97	$53.67	$81,715	4,467	5.16	$62.68	$50,994

     Assumptions for Option-Based Awards under SFAS 123(R)
     The fair value of service-based options is recognized as stock-based compensation expense on a straight-line basis over the requisite service period. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Year ended October 31,
	2006	2007
Expected volatility	61.5%	55.8%
Risk-free interest rate	4.3%-5.1%	4.2%-5.1%
Expected life (years)	5.5-6.1	6.0-6.4
Expected dividend yield	0.0%	0.0%
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
     The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. Because Ciena considers its options to be “plain vanilla,” it calculated the expected term using the simplified method as prescribed in SAB 107. Under SAB 107, options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at-the-money”; exercisability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; options are non-transferable and non-hedgeable.
     The dividend yield assumption is based on Ciena’s history and expectation of dividend payouts.
     Because share-based compensation expense is recognized only for those awards that are ultimately expected to vest, the amount of share-based compensation expense recognized reflects a reduction for estimated forfeitures. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods based upon new or changed information. We rely upon historical experience in establishing forfeiture rates. If actual forfeitures differ from current estimates, total unrecognized share-based compensation expense will be adjusted for future changes in estimated forfeitures.

     Assumptions for Option-Based Awards under SFAS 123
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

Year ended October 31,
2005
Expected volatility	58%-67%
Risk-free interest rate	3.65%-4.26%
Expected life (years)	3.9-5.5
Expected dividend yield	0.0%
     Ciena considered the implied volatility and historical volatility of its stock price in determining its expected volatility. The risk-free interest rate was based upon assumption of interest rates appropriate for the term of Ciena’s employee stock options. The dividend yield assumption was based on Ciena’s history and expectation of dividend payouts. Forfeitures were accounted for as they occurred.
     Restricted Stock Units
     A restricted stock unit is a stock award that entitles the holder to receive shares of Ciena common stock as the unit vests. Ciena’s outstanding restricted stock unit awards are subject to service-based vesting conditions and or performance-based vesting conditions. Awards subject to service-based conditions typically vest in increments over a four-year period. Awards with performance-based vesting conditions require the achievement of certain company-based, financial or other performance criteria or targets as a condition to the vesting, or acceleration of vesting, of such awards.
     The aggregate intrinsic value of Ciena’s restricted stock units is based on Ciena’s closing stock price on the last trading day of each fiscal year. For fiscal 2007, Ciena’s closing stock price at year end was $46.88 per share. The following table is a summary of Ciena’s restricted stock unit activity for the fiscal years indicated (shares and fair value in thousands):

		Weighted
		Average
		Grant Date	Aggregate
	Restricted Stock	Fair Value	Intrinsic
	Units Outstanding	Per Share	Value
Balance as of October 31, 2004	22	$45.85	$373
Granted	—
Vested	—
Canceled or forfeited	(4)

Balance as of October 31, 2005	18	$47.32	$301
Granted	261
Vested	(64)
Canceled or forfeited	(53)

Balance as of October 31, 2006	162	$22.99	$3,829
Granted	1,216
Vested	(176)
Canceled or forfeited	(67)

Balance as of October 31, 2007	1,135	$27.94	$53,236

     The total fair value of restricted stock units that vested and were converted into common stock during fiscal 2007, fiscal 2006 and fiscal 2005 was $6.5 million, $2.6 million and $0.0 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena in fiscal 2007 and 2006 was $28.36 and $19.47, respectively.
     Assumptions for Restricted Stock Unit Awards under SFAS 123(R) and SFAS 123
     The fair value of each restricted stock unit award is estimated using the intrinsic value method which is based on the closing price on the date of grant. Share-based expense for service-based restricted stock unit awards is recognized, net of estimated forfeitures, ratably over the vesting period on a straight-line basis.
     Share-based expense for performance-based restricted stock unit awards, net of estimated forfeitures, is recognized ratably over the performance period based upon Ciena’s determination of whether it is probable that the performance targets will be achieved. At each reporting period, Ciena reassesses the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved involves judgment, and the estimate of expense is revised periodically based on the probability of achieving the performance targets. Revisions are reflected in the period in which the estimate is changed. If any performance goals are not met, no compensation cost is ultimately recognized and, to the extent previously recognized, compensation cost is reversed.

     The weighted average fair value of each restricted stock unit granted during fiscal 2007 and fiscal 2006 was $28.36 and $19.47, respectively. No restricted stock unit awards were made during fiscal 2005.
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
     Prior to the offer period commencing September 15, 2006, (i) each offer period consisted of four six-month purchase periods during which employee payroll deductions were accumulated and used to purchase shares of common stock; and (ii) the purchase price of the shares was 15% less than the fair market value on either the first day of an offer period or the last day of a purchase period, whichever was lower. In addition, if the fair market value on the purchase date was less than the fair market value on the first day of an offer period, then participants automatically commenced a new offer period.
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
     The following table is a summary of ESPP activity for the fiscal years indicated (shares and fair value in thousands):

	ESPP shares available for	Intrinisic value at
	issuance	exercise date
Balance as of October 31, 2004	2,252
Issued March 15, 2005	(366)	$741
Plan Amendment	1,685
Issued September 15, 2005	(307)	1,072

Balance as of October 31, 2005	3,264
Evergreen provision	307
Issued March 15, 2006	(335)	8,662
Issued September 15, 2006	(260)	4,610

Balance as of October 31, 2006	2,976
Evergreen provision	571
Issued March 15, 2007	(119)	1,137
Issued September 14, 2007	(45)	$581

Balance as of October 31, 2007	3,383

     The amendments to the ESPP for offer periods on or after September 15, 2006 were intended to enable the ESPP to be considered a non-compensatory plan under FAS 123(R) for future offering periods. For offer periods that commenced prior to September 15, 2006, however, fair value is determined as of the grant date, using the graded vesting approach. Under the graded vesting approach, the 24-month ESPP offer period, which consists of four six-month purchase periods, is treated for valuation purpose as four separate option tranches with individual lives of six, 12, 18 and 24 months, each commencing on the initial grant date. Each tranche is expensed straight-line over its individual life.

Share-Based Compensation Recognized under APB 25 for Fiscal 2005 and SFAS 123(R) for Fiscal 2006 and Fiscal 2007
     The following table summarizes share-based compensation expense for the fiscal years indicated (in thousands):

	Year ended October 31,
	2005	2006	2007
Product costs	$—	$1,075	$1,257
Service costs	—	810	920

Stock-based compensation expense included in cost of sales	—	1,885	2,177

Research and development	4,404	5,057	3,649
Sales and marketing	4,404	3,415	6,724
General and administrative	633	3,385	6,440

Stock-based compensation expense included in operating expense	9,441	11,857	16,813

Stock-based compensation expense capitalized in inventory, net	—	299	582

Total stock-based compensation	$9,441	$14,041	$19,572

     As of October 31, 2007, total unrecognized compensation expense was: (i) $15.3 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 1.7 years; (ii) $23.6 million, which relates to restricted stock units and is expected to be recognized over a weighted-average period of 1.8 years; and (iii) $0.1 million, which relates to the ESPP and is expected to be recognized over a weighted-average period of 0.4 years.
Pro Forma Share-Based Compensation under SFAS 123 for Fiscal 2005
     For fiscal 2005, recognizing share-based compensation expense in accordance with SFAS 123 would have affected Ciena’s net loss and net loss per share by the pro forma amounts indicated below (in thousands, except per share data):

Year ended October 31,
2005
Net loss applicable to common stockholders – as reported	$(435,699)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	61,623

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	9,441

Net loss applicable to common stockholders – pro forma	$(487,881)

Basic and diluted net loss per share – as reported	$(5.30)

Basic and diluted net loss per share – pro forma	$(5.94)

(16) OTHER EMPLOYEE BENEFIT PLANS
Employee 401(k) Plan
     Ciena has a 401(k) defined contribution profit sharing plan. The plan covers all U.S. based employees who are not part of an excluded group. Participants may contribute up to 60% of pre-tax compensation, subject to certain limitations. Effective January 1, 2007, the plan includes an employer matching contribution equal to 50% of the first 6% an employee contributes each pay period. For fiscal 2006 and fiscal 2005, the employer matching contribution was equal to 50% of the first 3% an employee contributed each pay period. Ciena may also make discretionary annual profit sharing contributions up to the IRS regulated limit. Ciena has made no profit sharing contributions to date. During fiscal 2007, fiscal 2006, and fiscal 2005, Ciena made matching contributions of approximately $2.3 million, $1.2 million and $1.3 million, respectively.

(17) COMMITMENTS AND CONTINGENCIES
Foreign Tax Contingencies
     Ciena has received assessment notices from the Mexican tax authorities asserting deficiencies in payments between 2001 and 2005 related primarily to income taxes and import taxes and duties. Ciena has filed judicial petitions appealing these assessments. As of October 31, 2007 and October 31, 2006, Ciena had accrued liabilities of $0.9 million and $0.7 million, respectively, related to these contingencies, which are reported as a component of other current accrued liabilities. As of October 31, 2007, Ciena estimates that it could be exposed to possible losses of up to $5.8 million for which it has not accrued liabilities. Ciena has not accrued these liabilities because it does not deem such losses probable. Ciena continues to evaluate the likelihood of probable and reasonably possible losses, if any, related to these assessments. As a result, future increases or decreases to accrued liabilities may be necessary and will be recorded in the period when such amounts are probable and estimable.
Operating Lease Commitments
     Ciena has certain minimum obligations under non-cancelable operating leases expiring on various dates through 2019 for equipment and facilities. Future annual minimum rental commitments under non-cancelable operating leases at October 31, 2007 are as follows (in thousands):

Year ended October 31,
2008	13,744
2009	11,564
2010	9,774
2011	8,692
2012	6,942
Thereafter	20,874

Total	$71,590

     Rental expense for fiscal 2007, fiscal 2006, and fiscal 2005 was approximately $10.6 million, $9.2 million and $11.6 million, respectively. In addition, Ciena paid approximately $29.9 million, $45.3 million and $33.0 million during fiscal 2007, fiscal 2006 and fiscal 2005, respectively, related to rent costs for restructured facilities and unfavorable lease commitments, which were offset against Ciena’s restructuring liabilities and unfavorable lease obligations. The amount for operating lease commitments above does not include insurance, taxes, maintenance and other costs required by the applicable operating lease. These costs are variable and are not expected to have a material impact.
Purchase Commitments with Contract Manufacturers and Suppliers
     As of October 31, 2007, Ciena has purchase commitments of $135.8 million. Purchase commitments relate to purchase order obligations to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of the amount reported as purchase commitments relates to firm, non-cancelable and unconditional obligations.
Litigation
     On October 3, 2000, Stanford University and Litton Systems filed a complaint in the United States District Court for the Central District of California against Ciena and several other defendants, alleging that optical fiber amplifiers incorporated into certain of those parties’ products infringe U.S. Patent No. 4,859,016 (the “‘016 Patent”). The complaint seeks injunctive relief, royalties and damages. On October 10, 2003, the court stayed the case pending final resolution of matters before the U.S. Patent and Trademark Office (the “PTO”), including a request for and disposition of a reexamination of the ‘016 Patent. On October 16, 2003, and November 2, 2004, the PTO granted reexaminations of the ‘016 Patent, resulting in a continuation of the stay of the case. On September 11, 2006, the PTO issued a Notice of Intent to Issue a Reexamination Certificate and Statement of Reasons for Patentability/Confirmation, stating its intent to confirm certain claims of the ‘016 Patent. On June 22, 2007, the district court issued an order lifting the stay of the case. The parties are currently engaged in discovery. Separately, on July 2, 2007, defendant JDS Uniphase filed with the PTO a request for ex parte reexamination of the ‘016 Patent and a request that the district court reinstate the stay of the case on the basis of its reexamination request. On November 20, 2007, the PTO granted the request for reexamination in part, including only claim 12 of the ‘016 Patent in the scope of its reexamination. On November 28, 2007, based on the PTO’s rationale in granting reexamination, defendant JDS Uniphase filed with the PTO another request for ex parte reexamination of claim 11 of the ‘016 Patent. The court has not ruled on the motion to reinstate the stay. On December 11, 2007, the district court continued the final pretrial conference to June 16, 2008. The case has not yet been scheduled for trial. Ciena is not able to predict the ultimate outcome of this matter at this time or to reasonably estimate the amount or range of the potential loss, if any, that might result from an adverse resolution of this matter. Ciena believes that it has valid defenses to the lawsuit and intends to defend it vigorously.

     As a result of our merger with ONI Systems Corp. in June 2002, Ciena became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of ONI’s common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Ms. Davis have been dismissed from the action without prejudice pursuant to a tolling agreement. In July 2004, following mediated settlement negotiations, the plaintiffs, the issuer defendants (including Ciena), and their insurers entered into a settlement agreement, whereby the plaintiffs’ cases against the issuers would be dismissed, the insurers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to assign or surrender to the plaintiffs certain claims the issuers may have against the underwriters. The settlement agreement did not require Ciena to pay any amount toward the settlement or to make any other payments. In October 2004, the district court certified a class with respect to the Section 10(b) claims in six “focus cases” selected out of all of the consolidated cases, which cases did not include Ciena, and which decision was appealed by the underwriter defendants to the U.S. Court of Appeals for the Second Circuit. On February 15, 2005, the district court granted the motion filed by the plaintiffs and issuer defendants for preliminary approval of the settlement agreement, subject to certain modifications to the proposed bar order, and on August 31, 2005, the district court issued a preliminary order approving the revised stipulated settlement agreement. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the district court’s grant of class certification in the six focus cases. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit’s decision, the parties agreed that the settlement could not be approved. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuer defendants terminating the proposed settlement. On August 14, 2007, the plaintiffs filed second amended complaints against the defendants in the six focus cases, as well as a set of amended master allegations against the other issuer defendants, including changes to the definition of the purported class of investors. On September 27, 2007, the plaintiffs filed a motion for class certification based on their amended complaints and allegations. On November 12, 2007, the defendants in the six focus cases moved to dismiss the second amended complaints. Due to the inherent uncertainties of litigation, Ciena cannot accurately predict the ultimate outcome of the matter at this time.
     In addition to the matters described above, Ciena is subject to various legal proceedings, claims and litigation arising in the ordinary course of its business. Ciena does not expect that the ultimate costs to resolve these matters will have a material effect on its results of operations, financial position or cash flows.
(18) ENTITY WIDE DISCLOSURES
     The following table reflects Ciena’s geographic distribution of revenue based on the location of the purchaser. Revenue attributable to geographic regions outside of the United States is reflected as International revenue, with any country accounting for greater than 10% of total revenue in the period specifically identified. For the periods below, Ciena’s geographic distribution of revenue was as follows (in thousands, except percentage data):

	Fiscal Year
	2005	%*	2006	%*	2007	%*
United States	$340,774	79.8	$423,687	75.1	$553,582	71.0
United Kingdom	n/a	—	n/a	—	100,681	12.9
International	86,483	20.2	140,369	24.9	125,506	16.1

Total	$427,257	100.0	$564,056	100.0	$779,769	100.0

*	Denotes % of total revenue

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

	2006	%*	2007	%*
United States	$21,934	74.5	$38,391	82.3
International	7,493	25.5	8,280	17.7

Total	$29,427	100.0	$46,671	100.0

*	Denotes % of total equipment, furniture and fixtures
     For the periods below, Ciena’s distribution of revenue was as follows (in thousands, except percentage data):

	Fiscal Year
	2005	%*	2006	%*	2007	%*
Converged Ethernet infrastructure	$291,549	68.2	$420,567	74.6	$645,159	82.8
Ethernet access	82,726	19.4	81,860	14.5	50,129	6.4
Global network services	52,982	12.4	61,629	10.9	84,481	10.8

Total	$427,257	100.0	$564,056	100.0	$779,769	100.0

*	Denotes % of total revenue
     For the periods below, customers accounting for at least 10% of Ciena’s revenue were as follows (in thousands, except percentage data):

	Fiscal Year
	2005	%*	2006	%*	2007	%*
Verizon	$43,673	10.2	$70,225	12.4	n/a	—
Sprint	n/a	—	89,793	15.9	100,122	12.8
AT&T	n/a	—	66,926	11.9	196,924	25.3
BellSouth	43,946	10.3	n/a	—	n/a	—
SAIC	46,058	10.8	n/a	—	n/a	—

Total	$133,677	31.3	$226,944	40.2	$297,046	38.1

n/a Denotes revenue representing less than 10% of total revenue for the period

*	Denotes % of total revenue

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
     Management of Ciena Corporation assessed the effectiveness of the company’s internal control over financial reporting as of October 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of October 31, 2007, Ciena Corporation maintained effective internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
     PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of Ciena Corporation included in this annual report, has also audited the effectiveness of Ciena Corporation’s internal control over financial reporting as of October 31, 2007 as stated in its report appearing under Item 8 of part II of this annual report.

/s/ Gary B. Smith	/s/ Joseph R. Chinnici
Gary B. Smith	Joseph R. Chinnici
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
December 27, 2007	December 27, 2007

Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Pursuant to General Instruction G(3) of Form 10-K, information relating to Ciena’s directors and executive officers is set forth in Part I of this annual report under the caption Item 1. “Business—Directors and Executive Officers.”
     Additional information concerning our Audit Committee and regarding compliance with Section 16(a) of the Exchange Act responsive to this item is incorporated herein by reference to Ciena’s definitive proxy statement with respect to our 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.
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
Item 11. Executive Compensation
     Information responsive to this item is incorporated herein by reference to Ciena’s definitive proxy statement with respect to our 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information responsive to this item is incorporated herein by reference to Ciena’s definitive proxy statement with respect to our 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information responsive to this item is incorporated herein by reference to Ciena’s definitive proxy statement with respect to our 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.
Item 14. Principal Accountant Fees and Services
     Information responsive to this item is incorporated herein by reference to Ciena’s definitive proxy statement with respect to our 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Linthicum, County of Anne Arundel, State of Maryland, on the 27th day of December 2007.

Ciena Corporation
By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date
/s/ Patrick H. Nettles, Ph.D.	Executive Chairman of the	December 27, 2007
Patrick H. Nettles, Ph.D.	Board of Directors

/s/ Gary B. Smith	President, Chief Executive Officer	December 27, 2007
Gary B. Smith (Principal Executive Officer)	and Director

/s/ Joseph R. Chinnici	Sr. Vice President, Finance and	December 27, 2007
Joseph R. Chinnici	Chief Financial Officer
(Principal Financial Officer)

/s/ Andrew C. Petrik	Vice President, Controller	December 27, 2007
Andrew C. Petrik	and Treasurer
(Principal Accounting Officer)

/s/ Stephen P. Bradley, Ph.D.	Director	December 27, 2007
Stephen P. Bradley, Ph.D.

/s/ Harvey B. Cash	Director	December 27, 2007
Harvey B. Cash

/s/ Bruce L. Claflin	Director	December 27, 2007
Bruce L. Claflin

/s/ Lawton W. Fitt	Director	December 27, 2007
Lawton W. Fitt

/s/ Judith M. O’Brien	Director	December 27, 2007
Judith M. O’Brien

/s/ Michael J. Rowny	Director	December 27, 2007
Michael J. Rowny

/s/ Gerald H. Taylor	Director	December 27, 2007
Gerald H. Taylor

INDEX TO EXHIBITS

		Incorporated by Reference			Filed
		Form and			Here-
Exhibit		Registration or			with
Number	Exhibit Description	Commission No.	Exhibit	Filing Date	(X)

3.1	Third Restated Certificate of Incorporation	S-1 (333-17729)	3.2	12/12/1996

3.2	Amended and Restated By-Laws of Ciena Corporation	10-Q (000-21969)	3.1	8/31/2007

3.3	Certificate of Amendment to Third Restated Certificate of Incorporation dated December 9, 1996	S-1 (333-17729)	3.1	12/12/1996

3.4	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated January 12, 1998	8-K (000-21969)	4.2	12/29/1997

3.5	Certificate of Amendment to Third Restated Certificate of Incorporation dated March 13, 1998	10-Q (000-21969)	3.5	5/18/2000

3.6	Certificate of Amendment to Third Restated Certificate of Incorporation dated March 16, 2000	10-Q (000-21969)	3.6	5/18/2000

3.7	Certificate of Amendment to Third Restated Certificate of Incorporation dated March 13, 2001	10-Q (000-21969)	3.7	5/17/2001

3.8	Certificate of Ownership and Merger (amending Third Restated Certificate of Incorporation) dated October 29, 2004	8-K (000-21969)	3.1	10/29/2004

3.9	Certificate of Amendment to Third Restated Certificate of Incorporation dated September 22, 2006	8-K (000-21969)	3.1	9/25/2006

4.1	Specimen Stock Certificate	—	—	—	X

4.2	Rights Agreement dated December 29, 1997	8-K (000-21969)	4.2	12/29/1997

4.3	Amendment to Rights Agreement dated June 2, 1998	8-K (000-21969)	4.3	6/3/1998

4.4	Amendment No. 2 to Rights Agreement dated September 13, 1998	8-K (000-21969)	99.2	9/14/1998

4.5	Amendment No. 3 to Rights Agreement dated October 19, 1998	8-K (000-21969)	99.1	10/19/1998

4.6	Amendment No. 4 to Rights Agreement dated June 2, 2005	8-K (000-21969)	4.1	6/3/2005

4.7	Indenture dated February 9, 2001 between Ciena Corporation and First Union National Bank for 3.75% convertible notes, due February 1, 2008	10-Q (000-21969)	4.6	2/15/2001

4.8	Indenture dated as of April 10, 2006 between Ciena Corporation and The Bank of New York, as trustee, for 0.25% convertible senior notes due May 1, 2013, including the Form of Global Note attached as Exhibit A thereto	8-K (000-21969)	4.7	4/10/2006

4.9	Indenture dated June 11, 2007 between Ciena Corporation and The Bank of New York, as trustee, for 0.875% Convertible Senior Notes due 2017, including the Form of Global Note attached as Exhibit A thereto	8-K (000-21969)	4.7	6/12/2007

10.1	Lightera 1998 Stock Option Plan and Form of Stock Option Agreement**	10-Q (000-21969)	10.19	5/21/1999

10.2	Omnia Communications, Inc. 1997 Stock Plan and Form of Agreements**	10-Q (000-21969)	10.20	8/19/1999

10.3	1999 Non-Officer Stock Option Plan and Form of Stock Option Agreement**	10-K (000-21969)	10.22	12/10/1999

10.4	Amendment No. 1 to 1999 Non-Officer Stock Option Plan**	10-K (000-21969)	10.25	12/3/2001

10.5	Cyras Systems, Inc. 1998 Stock Plan as amended and Form of Stock Option Agreement**	10-Q (000-21969)	10.24	5/17/2001

10.6	ONI 1997 Stock Plan**	S-1*	10.2	3/10/2000

10.7	ONI 1998 Equity Incentive Plan**	S-1*	10.3	3/10/2000

10.8	ONI 1999 Equity Incentive Plan**	S-1*	10.4	3/10/2000

10.9	WaveSmith Networks, Inc. 2000 Stock Option and Incentive Plan**	10-Q (000-21969)	10.36	8/21/2003

		Incorporated by Reference			Filed
		Form and			Here-
Exhibit		Registration or			with
Number	Exhibit Description	Commission No.	Exhibit	Filing Date	(X)
10.10	Catena Networks, Inc. 1998 Equity Incentive Plan, as amended**	10-Q (000-21969)	10.38	5/20/2004

10.11	Internet Photonics, Inc. Amended and Restated 2000 Corporate Stock Option Plan**	10-Q (000-21969)	10.39	5/20/2004

10.12	Ciena Corporation 2000 Equity Incentive Plan (Amended and Restated ONI Systems Corp. 2000 Equity Incentive Plan) **	10-K (000-21969)	10.37	12/11/2003

10.13	Form of Stock Option Award Agreement for executive officers under Ciena Corporation 2000 Equity Incentive Plan**	8-K (000-21969)	10.1	11/04/2005

10.14	Form of Restricted Stock Unit Agreement for executive officers under Ciena Corporation 2000 Equity Incentive Plan**	8-K (000-21969)	10.2	11/04/2005

10.15	Form of Performance Stock Unit Award Agreement for executive officers under Ciena Corporation 2000 Equity Incentive Plan**	8-K (000-21969)	10.3	11/04/2005

10.16	Form of Stock Option Award Agreement for directors under Ciena Corporation 2000 Equity Incentive Plan**	8-K (000-21969)	10.4	11/04/2005

10.17	Form of Restricted Stock Unit Award Agreement for directors under Ciena Corporation 2000 Equity Incentive Plan**	8-K (000-21969)	10.5	11/04/2005

10.18	Amended and Restated 2003 Employee Stock Purchase Plan (as amended on May 30, 2006)**	10-Q (000-21969)	10.1	8/31/2006

10.19	1996 Outside Directors Stock Option Plan**	S-1 (333-17729)	10.4	12/12/1996

10.20	Forms of 1996 Outside Directors Stock Option Agreement**	S-1 (333-17729)	10.5	12/12/1996

10.21	Third Amended and Restated 1994 Stock Option Plan**	S-8 (333-72474)	99.1	10/30/2001

10.22	Form of Indemnification Agreement with Directors and Executive Officers**	10-Q (000-21969)	10.1	3/3/2006

10.23	Amended and Restated Change in Control Severance Agreement between Ciena Corporation and Gary B. Smith**	10-Q (000-21969)	10.1	3/2/2007

10.24	Amendment 1 to Amended and Restated Change In Control Severance Agreement between Ciena Corporation and Gary B. Smith**	10-Q (000-21969)	10.2	8/31/2007

10.25	Amended and Restated Change in Control Severance Agreement between Ciena and Executive Officers**	10-Q (000-21969)	10.2	3/2/2007

10.26	Amendment 1 to Amended and Restated Change in Control Severance Agreement between Ciena Corporation and Executive Officers **	10-Q (000-21969)	10.3	8/31/2007

10.27	Ciena Corporation Directors Restricted Stock Deferral Plan**	10-Q (000-21969)	10.1	8/31/2007

10.28	Ciena Corporation Incentive Bonus Plan, as amended October 2007**	—	—	—	X

10.29	Separation Agreement dated April 5, 2007 between Ciena Corporation and Joseph R. Chinnici**	10-Q (000-21969)	10.1	6/1/2007

14.1	Ciena Corporation Code of Ethics for Senior Financial Officers***	—	—	—

21.1	Subsidiaries of registrant	—	—	—	X

23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	X

		Incorporated by Reference			Filed
		Form and			Here-
Exhibit		Registration or			with
Number	Exhibit Description	Commission No.	Exhibit	Filing Date	(X)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	X

*	ONI Systems Corp. Form S-1 (333-32104)

**	Represents management contract or compensatory plan or arrangement

***	Ciena’s Code of Ethics for Senior Financial Officers is available on the corporate governance page of our web site at http://www.ciena.com