Form 10-Q
period 2008-01-31
CIENA CORP
filed 2008-03-07
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 29, 2008
common stock, $.01 par value	87,057,695

CIENA CORPORATION
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended January 31,
	2007	2008
Revenues:
Products	$146,282	$201,790
Services	18,819	25,626

Total revenue	165,101	227,416

Costs:
Products	74,979	91,387
Services	16,494	19,460

Total cost of goods sold	91,473	110,847

Gross profit	73,628	116,569

Operating expenses:
Research and development	29,853	35,444
Selling and marketing	24,875	33,608
General and administrative	10,291	22,628
Amortization of intangible assets	6,295	6,470
Restructuring recoveries	(466)	—

Total operating expenses	70,848	98,150

Income from operations	2,780	18,419
Interest and other income, net	14,845	19,082
Interest expense	(6,148)	(7,358)

Income before income taxes	11,477	30,143
Provision for income taxes	421	1,336

Net income	$11,056	$28,807

Basic net income per common share	$0.13	$0.33

Diluted net income per potential common share	$0.12	$0.28

Weighted average basic common shares outstanding	84,953	86,910

Weighted average dilutive potential common shares outstanding	93,259	109,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31,	January 31,
	2007	2008
ASSETS

Current assets:
Cash and cash equivalents	$892,061	$922,306
Short-term investments	822,185	259,643
Accounts receivable, net	104,078	144,639
Inventories	102,618	103,520
Prepaid expenses and other	47,817	40,566

Total current assets	1,968,759	1,470,674
Long-term investments	33,946	33,946
Equipment, furniture and fixtures, net	46,671	48,878
Goodwill	232,015	232,015
Other intangible assets, net	67,144	59,235
Other long-term assets	67,738	68,668

Total assets	$2,416,273	$1,913,416

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$55,389	$66,385
Accrued liabilities	90,922	81,546
Restructuring liabilities	1,026	914
Income taxes payable	7,768	2,052
Deferred revenue	33,025	31,452
Convertible notes payable	542,262	—

Total current liabilities	730,392	182,349
Long-term deferred revenue	30,615	30,812
Long-term restructuring liabilities	3,662	3,565
Other long-term obligations	1,450	7,629
Convertible notes payable	800,000	800,000

Total liabilities	1,566,119	1,024,355

Commitments and contingencies
Stockholders’ equity:
Preferred stock — par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock — par value $0.01; 140,000,000 shares authorized; 86,752,069 and 87,052,680 shares issued and outstanding	868	871
Additional paid-in capital	5,519,741	5,527,873
Changes in unrealized gains on investments, net	350	888
Translation adjustment	(1,593)	(306)
Accumulated deficit	(4,669,212)	(4,640,265)

Total stockholders’ equity	850,154	889,061

Total liabilities and stockholders’ equity	$2,416,273	$1,913,416

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended January 31,
	2007	2008
Cash flows from operating activities:
Net income	$11,056	$28,807
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of discount on marketable securities	(1,249)	(1,296)
Depreciation and amortization of leasehold improvements	3,150	3,949
Share-based compensation	3,289	6,881
Amortization of intangibles	7,263	7,438
Deferred tax provision	—	471
Provision for doubtful accounts receivable	—	25
Provision for inventory excess and obsolescence	4,763	5,794
Provision for warranty	4,791	2,914
Other	715	1,118
Changes in assets and liabilities:
Accounts receivable	(32,250)	(40,586)
Inventories	(2,226)	(6,696)
Prepaid expenses and other	(11,289)	5,413
Accounts payable and accruals	(1,810)	6,383
Income taxes payable	317	(5,576)
Deferred revenue and other obligations	2,186	(1,376)

Net cash provided by (used in) operating activities	(11,294)	13,663

Cash flows from investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(6,590)	(6,666)
Restricted cash	(521)	(263)
Purchase of available for sale securities	(88,632)	—
Proceeds from maturities of available for sale securities	258,171	564,376

Net cash provided by investing activities	162,428	557,447

Cash flows from financing activities:
Repayment of 3.75% convertible notes payable	—	(542,262)
Proceeds from issuance of common stock and warrants	2,781	1,254

Net cash provided by (used in) financing activities	2,781	(541,008)

Effect of exchange rate changes on cash and cash equivalents	—	143
Net increase in cash and cash equivalents	153,915	30,102
Cash and cash equivalents at beginning of period	220,164	892,061

Cash and cash equivalents at end of period	$374,079	$922,306

Non-cash investing and financing activities
Purchase of equipment in accounts payable	$—	$1,355

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) INTERIM FINANCIAL STATEMENTS
     The interim financial statements included herein for Ciena Corporation (“Ciena”) have been prepared by Ciena, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments that Ciena considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial position of Ciena at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Ciena believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with Ciena’s audited consolidated financial statements and notes thereto included in Ciena’s annual report on Form 10-K for the fiscal year ended October 31, 2007.
     Ciena has a 52 or 53 week fiscal year, which ends on the Saturday nearest to the last day of October in each year. For purposes of financial statement presentation, each fiscal year is described as having ended on October 31, and each fiscal quarter is described as having ended on January 31, April 30 and July 31 of each fiscal year.
(2) SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
     The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for bad debts, valuation of inventories and investments, recoverability of intangible assets and goodwill, income taxes, warranty obligations, restructuring liabilities and contingencies and litigation. Ciena bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results may differ materially from management’s estimates.
Cash and Cash Equivalents
     Ciena considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Restricted cash collateralizing letters of credits are included in other current assets and other long-term assets depending upon the duration of the restriction.
Investments
     Ciena’s investments represent investments in marketable debt securities that are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. Realized gains or losses and declines in value on available-for-sale securities determined to be other-than-temporary are reported in other income or expense as incurred.
Inventories
     Inventories are stated at the lower of cost or market, with cost computed using standard cost, which approximates actual cost on a first-in, first-out basis. Ciena records a provision for excess and obsolete inventory when an impairment has been identified.
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
Minority Equity Investments
     Ciena has certain minority equity investments in privately held technology companies that are classified as other assets. These investments are carried at cost because Ciena owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. These are inherently high risk investments as the markets for technologies or products manufactured by these companies are usually early stage at the time of investment and such markets may never be significant. Ciena could lose its entire investment in some or all of these companies. Ciena monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.
Concentrations
     Substantially all of Ciena’s cash and cash equivalents and short-term and long-term investments in marketable debt securities are maintained at two major U.S. financial institutions. The majority of Ciena’s cash equivalents consist of money market funds and overnight repurchase agreements. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, management believes that they bear minimal risk.
     Historically, a large percentage of Ciena’s revenue has been the result of sales to a small number of communications service providers. Consolidation among Ciena’s customers has increased this concentration. Consequently, Ciena’s accounts receivable are concentrated among these customers. See Notes 5 and 16 below.
     Additionally, Ciena’s access to certain raw materials is dependent upon sole or limited source suppliers. The inability of any supplier to fulfill Ciena’s supply requirements could affect future results. Ciena relies on a small number of contract manufacturers to perform the majority of the manufacturing for its products. If Ciena cannot effectively manage these manufacturers and forecast future demand, or if they fail to deliver products or components on time, Ciena’s business may suffer.
Revenue Recognition
     Ciena recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectibility is reasonably assured. Customer purchase agreements and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and evidence of customer acceptance, when applicable, are used to verify delivery. Ciena assesses whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Ciena assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. Revenue for maintenance services is generally deferred and recognized ratably over the period during which the services are to be performed.

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
     Arrangements with customers may include multiple deliverables, including any combination of equipment, services and software. If multiple element arrangements include software or software-related elements, Ciena applies the provisions of SOP 97-2 to determine the amount of the arrangement fee to be allocated to those separate units of accounting. Multiple element arrangements that include software are separated into more than one unit of accounting if the functionality of the delivered element(s) is not dependent on the undelivered element(s), there is vendor-specific objective evidence of the fair value of the undelivered element(s), and general revenue recognition criteria related to the delivered element(s) have been met. The amount of product and services revenue recognized is affected by Ciena’s judgments as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists. Changes to the elements in an arrangement and Ciena’s ability to establish vendor-specific objective evidence for those elements could affect the timing of revenue recognition. For all other deliverables, Ciena applies the provisions of Emerging Issues Task Force (EITF) No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 allows for separation of elements into more than one unit of accounting if the delivered element(s) have value to the customer on a stand-alone basis, objective and reliable evidence of fair value exists for the undelivered element(s), and delivery of the undelivered element(s) is probable and substantially in Ciena’s control. Revenue is allocated to each unit of accounting based on the relative fair value of each accounting unit or using the residual method if objective evidence of fair value does not exist for the delivered element(s). The revenue recognition criteria described above is applied to each separate unit of accounting. If these criteria are not met, revenue is deferred until the criteria are met or the last element has been delivered.
Warranty Accruals
     Ciena provides for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. Estimated warranty costs include material costs, technical support labor costs and associated overhead. The warranty liability is included in costs of goods sold and determined based upon actual warranty cost experience, estimates of component failure rates and management’s industry experience. Ciena’s sales contracts do not permit the right of return of product by the customer after the product has been accepted.
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

Share-Based Compensation Expense
     Ciena accounts for share-based compensation expense in accordance with SFAS 123(R), as interpreted by SAB 107. SFAS 123(R) requires the measurement and recognition of compensation expense for share-based awards based on estimated fair values on the date of grant. Ciena estimates the fair value of each option-based award on the date of grant using the Black-Scholes option-pricing model. This model is affected by Ciena’s stock price as well as estimates regarding a number of variables including expected stock price volatility over the term of the award and projected employee stock option exercise behaviors. Ciena estimates the fair value of each share-based award on the fair value of the underlying common stock on the date of grant. In each case, Ciena only recognizes expense to its consolidated statement of operations for those options or shares that are expected ultimately to vest. Ciena uses two attribution methods to record expense, the straight-line method for grants with only service-based vesting or the graded-vesting method, which considers each performance period or tranche separately, for all other awards.
     No tax benefits were attributed to the share-based compensation expense because a full valuation allowance was maintained for all net deferred tax assets.
Income Taxes
     Ciena adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes,” after the end of its fiscal 2007. The adoption of FIN 48 results in recognition of a cumulative effect adjustment accounted for as an increase of $0.1 million to retained earnings, a decrease of $0.1 million to income taxes payable and the reclassification of $6.0 million from current income taxes payable to other long-term liabilities as of November 4, 2007. The total amount of unrecognized tax benefits as of the beginning of fiscal 2008 was $6.0 million, which includes $1.0 million of interest and some minor penalties. All of the unrecognized tax benefits, if recognized, would decrease the effective income tax rate. During the three months ended January 31, 2008, there has been no significant change in the unrecognized tax benefits. Ciena has reviewed its uncertain income tax positions in accordance with FIN 48, and currently estimates no material changes in the unrecognized income tax benefits in the next twelve months.
     Ciena historically classified interest and penalties related to unrecognized income tax benefits as a component of income tax expense. With the adoption of FIN 48, Ciena is maintaining its historical method of accruing interest and penalties associated with unrecognized tax benefits as a component of tax expense.
     In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. In addition, respective tax authorities periodically audit Ciena’s income tax returns. These audits examine significant tax filing positions, including the timing and amounts of deductions and the allocation of income tax expenses among tax jurisdictions. Ciena’s major tax jurisdictions include the United States and the United Kingdom, with open tax years beginning with fiscal year 2004 and 2002 respectively.
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

Computation of Basic Net Income per Common Share and Diluted Net Income per Dilutive Potential Common Share
     Ciena calculates earnings per share (EPS) in accordance with the SFAS 128, “Earnings per Share.” This statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with a complex capital structure and requires a reconciliation of the numerator and denominator used for the basic and diluted EPS computations.
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
Segment Reporting
     SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for operating segments and requires certain disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. Ciena reports its financial results as a single business segment.
Newly Issued Accounting Standards
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Ciena is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.
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
     In December 2007, the FASB issued SFAS No. 141(R), a revised version of SFAS No. 141, “Business Combinations.” The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles (GAAP) with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Ciena is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows, its effects will depend on the nature and significance of any acquisitions subject to this statement.
     In June 2007, the FASB ratified EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” EITF 07-3 requires nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities to be deferred and capitalized.

Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. Ciena is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.
(3) RESTRUCTURING COSTS
     Ciena has previously taken actions to align its workforce, facilities and operating costs with perceived market and business opportunities. Ciena historically has committed to a restructuring plan and has incurred the associated liability concurrently in accordance with the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The following table sets forth the activity and balances of the restructuring liability accounts for the three months ending January 31, 2008 (in thousands):

Consolidation
of excess
facilities
Balance at October 31, 2007	$4,688
Additional liability recorded	$—
Adjustment to previous estimates	$—
Cash payments.	$(209)

Balance at January 31, 2008	$4,479

Current restructuring liabilities	$914

Non-current restructuring liabilities	$3,565

     The following table sets forth the activity and balances of the restructuring liability accounts for the three months ending January 31, 2007 (in thousands):

			Consolidation
	Workforce		of excess
	reduction		facilities		Total
Balance at October 31, 2006	$—		$35,634		$35,634
Additional liability recorded	71	(a)	—		71
Adjustment to previous estimates	—		(537	)(b)	(537)
Cash payments	(71)		(2,897)		(2,968)

Balance at January 31, 2007	$—		$32,200		$32,200

Current restructuring liabilities	$—		$7,621		$7,621

Non-current restructuring liabilities	$—		$24,579		$24,579

(a)	During the first quarter of fiscal 2007, Ciena recorded a charge of $0.1 million related to other costs associated with a previous workforce reduction.

(b)	During the first quarter of fiscal 2007, Ciena recorded an adjustment of $0.5 million related to costs associated with previously restructured facilities.
(4) MARKETABLE DEBT SECURITIES
     As of the dates indicated, short-term and long-term investments in marketable debt securities are comprised of the following (in thousands):

	January 31, 2008
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Corporate bonds	$151,982	$490	$—	$152,472
Asset backed obligations	93,855	335	26	94,164
Commercial paper	33,946	—	—	33,946
US government obligations	12,918	89	—	13,007

	$292,701	$914	$26	$293,589

Included in short-term investments	258,755	914	26	259,643
Included in long-term investments	33,946	—	—	33,946

	$292,701	$914	$26	$293,589

	October 31, 2007
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Corporate bonds	$258,904	$252	$42	$259,114
Asset backed obligations	121,274	136	44	121,366
Commercial paper	198,407	—	—	198,407
US government obligations	31,186	55	—	31,241
Certificate of deposits	246,003	—	—	246,003

	$855,774	$443	$86	$856,131

Included in short-term investments	821,828	443	86	822,185
Included in long-term investments	33,946	—	—	33,946

	$855,774	$443	$86	$856,131

     Estimated fair value of commercial paper at October 31, 2007 and January 31, 2008 includes investments in SIV Portfolio plc (formerly known as Cheyne Finance plc) and Rhinebridge LLC, two structured investment vehicles (SIVs) that entered into receivership during the fourth quarter of fiscal 2007 and failed to make payment at maturity. Due to the mortgage-related assets that they hold, each of these entities has been exposed to adverse market conditions that have affected their collateral and their ability to access short-term funding. Based on Ciena’s assessment of fair value, as of October 31, 2007, Ciena recognized realized losses of $13.0 million related to these investments during the fourth quarter of fiscal 2007. Giving effect to these losses, Ciena’s investment portfolio at October 31, 2007 included an estimated fair value of $33.9 million in commercial paper issued by these entities. There were no changes relating to these investments or other events during the first quarter of 2008 that resulted in a change in the fair value of these investments at January 31, 2008. Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities and the liquidity of these investments. To the extent Ciena determines that a further decline in fair value is other-than-temporary, Ciena may recognize additional realized losses in future periods up to the aggregate amount of these investments.
     Gross unrealized losses related to marketable debt investments were primarily due to changes in interest rates. Ciena’s management has determined that the gross unrealized losses at January 31, 2008 are temporary in nature because Ciena has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. As of the dates indicated, gross unrealized losses were as follows (in thousands):

	January 31, 2008
	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Corporate bonds	$—	$3,000	$—	$—	$—	$3,000
Asset backed obligations	—	—	26	9,743	26	9,743

	$—	$3,000	$26	$9,743	$26	$12,743

	October 31, 2007
	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Corporate bonds	$41	$50,152	$1	$2,999	$42	$53,151
Asset backed obligations	7	6,140	37	22,923	44	29,063

	$48	$56,292	$38	$25,922	$86	$82,214

The following table summarizes final legal maturities of debt investments at January 31, 2008 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$166,614	$167,191
Due in 1-2 years	90,631	90,824
Due in 2-5 years	35,456	35,574

	$292,701	$293,589

(5) ACCOUNTS RECEIVABLE
     As of January 31, 2008, net trade accounts receivable included four customers that accounted for 11.4%, 16.0%, 17.1% and 22.5%, respectively. As of October 31, 2007, one customer accounted for 40.1% of net trade accounts receivable.
     Ciena’s allowance for doubtful accounts as of October 31, 2007 and January 31, 2008 was $0.1 million and $0.2 million, respectively.
(6) INVENTORIES
     As of the dates indicated, inventories are comprised of the following (in thousands):

	October 31,	January 31,
	2007	2008
Raw materials	$28,611	$27,858
Work-in-process	4,123	4,504
Finished goods	96,054	100,781

	128,788	133,143
Provision for excess and obsolescence	(26,170)	(29,623)

	$102,618	$103,520

     Ciena writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the first three months of fiscal 2008, Ciena recorded a provision for excess and obsolete inventory of $5.8 million, primarily related to changes in forecasted sales for certain products. Deductions from the provision for excess and obsolete inventory generally relate to disposal activities.

     The following table summarizes the activity in Ciena’s reserve for excess and obsolete inventory for the period indicated (in thousands):

Inventory Reserve
Reserve balance as of October 31, 2007	$26,170
Provision for excess inventory, net	5,794
Actual inventory scrapped	(2,341)

Reserve balance as of January 31, 2008	$29,623

     Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the first three months of fiscal 2007, Ciena recorded a provision for excess and obsolete inventory of $4.8 million, primarily related to changes in forecasted sales for certain products. Deductions from the provision for excess and obsolete inventory generally relate to disposal activities.
     The following table summarizes the activity in Ciena’s reserve for excess and obsolete inventory for the period indicated (in thousands):

Inventory Reserve
Reserve balance as of October 31, 2006	$22,326
Provision for excess inventory, net	4,763
Actual inventory scrapped	(3,870)

Reserve balance as of January 31, 2007	$23,219

(7) PREPAID EXPENSES AND OTHER
     As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	October 31,	January 31,
	2007	2008
Interest receivable	$4,981	$2,396
Prepaid VAT and other taxes	18,092	17,072
Deferred deployment expense	6,237	4,472
Prepaid expenses	10,724	9,727
Restricted cash	3,994	4,177
Other non-trade receivables	3,789	2,722

	$47,817	$40,566

(8) EQUIPMENT, FURNITURE AND FIXTURES
     As of the dates indicated, equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,	January 31,
	2007	2008
Equipment, furniture and fixtures	$269,534	$276,366
Leasehold improvements	37,249	39,085

	306,783	315,451
Accumulated depreciation and amortization	(260,112)	(266,573)

	$46,671	$48,878

(9) OTHER INTANGIBLE ASSETS
     As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	October 31,			January 31,
	2007			2008
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangible	Amortization	Intangible	Intangible	Amortization	Intangible
Developed technology	$145,073	$(104,822)	$40,251	$145,073	$(109,817)	$35,256
Patents and licenses	47,370	(31,708)	15,662	47,370	(33,269)	14,101
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	45,981	(34,750)	11,231	45,981	(36,103)	9,878

	$238,424		$67,144	$238,424		$59,235

     The aggregate amortization expense of other intangible assets was $7.3 million and $7.4 million for the first three months of fiscal 2007 and 2008, respectively. For the first three months of fiscal 2008, developed technology assets include a $0.5 million decrease related to the recognition of deferred tax assets from prior acquisitions. Expected future amortization of other intangible assets for the fiscal years indicated is as follows (in thousands):

Period ended October 31,
2008 (remaining nine months)	$20,949
2009	20,272
2010	15,518
2011	1,648
2012	848

$59,235

(10) OTHER BALANCE SHEET DETAILS
     As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	October 31,	January 31,
	2007	2008
Maintenance spares inventory, net	$20,816	$22,679
Deferred debt issuance costs	18,059	16,889
Investments in privately held companies	6,671	6,671
Restricted cash	19,499	19,579
Other	2,693	2,850

	$67,738	$68,668

     Deferred debt issuance costs are amortized using the straight line method which approximates the effect of the effective interest rate method on the maturity of the related debt. Amortization of debt issuance cost, which is included in interest expense, was $0.9 million and $1.2 million during the first three months of fiscal 2007 and fiscal 2008, respectively.
     As of the dates indicated, accrued liabilities are comprised of the following (in thousands):

	October 31,	January 31,
	2007	2008
Warranty	$33,580	$33,862
Accrued compensation, payroll related tax and benefits	32,053	28,974
Accrued interest payable	6,998	782
Other	18,291	17,928

	$90,922	$81,546

     The following table summarizes the activity in Ciena’s accrued warranty for the fiscal years indicated (in thousands):

Three months ended	Beginning			Balance at
January 31,	Balance	Provisions	Settlements	end of period
2007	$31,751	4,791	(2,935)	$33,607
2008	$33,580	2,914	(2,632)	$33,862

     As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	October 31,	January 31,
	2007	2008
Products	$13,208	$12,105
Services	50,432	50,159

	63,640	62,264
Less current portion	(33,025)	(31,452)

Long-term deferred revenue	$30,615	$30,812

(11) CONVERTIBLE NOTES PAYABLE
Ciena 3.75% Convertible Notes, due February 1, 2008
     During the first quarter of fiscal 2008, Ciena paid at maturity the remaining $542.3 million in aggregate principal amount on its 3.75% convertible notes, and all of the notes were retired. No notes were converted into common stock.
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

     The fair value of the outstanding $300.0 million in aggregate principal amount of 0.25% convertible senior notes was $268.5 million, based on the quoted market price for the notes on the last trading day of Ciena’s first quarter of fiscal 2008.
0.875% Convertible Senior Notes due Jun 15, 2017
     On June 11, 2007, Ciena completed a public offering of 0.875% Convertible Senior Notes due June 15, 2017, in aggregate principal amount of $500.0 million. Interest is payable on June 15 and December 15 of each year. The notes are senior unsecured obligations of Ciena and rank equally with all of Ciena’s other existing and future senior unsecured debt.
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
     The fair value of the outstanding $500.0 million in aggregate principal amount of 0.875% convertible senior notes was $439.2 million, based on the quoted market price for the notes on the last trading day of Ciena’s first quarter of fiscal 2008.

(12) INCOME PER SHARE CALCULATION
     The following table (in thousands except per share amounts) is a reconciliation of the numerator and denominator of the basic net income per common share (“Basic EPS”) and the diluted net income per dilutive potential common share (“Diluted EPS”). Basic EPS is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of (i) common shares outstanding, (ii) shares issuable upon vesting of restricted stock units, (iii) shares issuable upon exercise of outstanding stock options, employee stock purchase plan options and warrants using the treasury stock method; and (iv) shares underlying the 0.25% and 0.875% convertible senior notes.

	Quarter Ended January 31,
	2007	2008
Numerator
Net income	$11,056	$28,807
Add: Interest expense for 0.25% convertible senior notes	469	471
Add: Interest expense for 0.875% convertible senior notes	—	1,348

Net income used to calculate Diluted EPS	$11,525	$30,626

	Quarter Ended January 31,
	2007	2008
Denominator
Basic weighted average shares outstanding	84,953	86,910
Add: Shares underlying outstanding stock options, employees stock purchase plan options, warrants and restricted stock units	716	1,401
Add: Shares underlying 0.25% convertible senior notes	7,590	7,590
Add: Shares underlying 0.875% convertible senior notes	—	13,108

Dilutive weighted average shares outstanding	93,259	109,009

	Quarter Ended January 31,
	2007	2008
EPS
Basic EPS	$0.13	$0.33

Diluted EPS	$0.12	$0.28

Explanation of Shares Excluded due to Anti-Dilutive Effect
     For the first quarter of fiscal 2007 and fiscal 2008, the weighted average number of shares set forth in the table below, underlying outstanding stock options, employee stock purchase plan options, restricted stock units, and warrants, is considered anti-dilutive because the exercise price of these equity awards is greater than the average per share closing price on the NASDAQ Stock Market during this period. In addition, the weighted average number of shares underlying Ciena’s previously outstanding 3.75% convertible notes, are considered anti-dilutive pursuant to SFAS 128 because the related interest expense on a per common share “if converted” basis exceeds Basic EPS for the period.
     The following table summarizes the shares excluded from the calculation of the denominator for Basic and Diluted EPS due to their anti-dilutive effect for the periods indicated (in thousands):

	Quarter Ended January 31,
	2007	2008
Shares excluded from EPS Denominator due to anti-dilutive effect
Shares underlying stock options, restricted stock units and warrants	4,760	3,209
3.75% convertible notes	742	742

Total excluded due to anti-dilutive effect	5,502	3,951

(13) STOCKHOLDERS’ EQUITY
Call Spread Option
     Ciena holds two call spread options on its common stock relating to the shares issuable upon conversion of two issues of its convertible notes. These call spread options are designed to mitigate exposure to potential dilution from the conversion of the notes. Ciena purchased a call spread option relating to the 0.25% Convertible Senior Notes due May 1, 2013 for $28.5 million during the second quarter of fiscal 2006. Ciena purchased a call spread option relating to the 0.875% Convertible Senior Notes due June 15, 2017 for $42.5 million during the third quarter of fiscal 2007. In each case, the call spread options were purchased at the time of the notes offering from an affiliate of the underwriter. The cost of each call spread option was recorded as a reduction in paid in capital. For deductions associated with Ciena’s equity compensation, credits to paid-in capital will be recorded when those tax benefits are used to reduce taxes payable.

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
(14) SHARE-BASED COMPENSATION EXPENSE
Ciena Corporation 2000 Equity Incentive Plan
     The Ciena Corporation 2000 Equity Incentive Plan (the “2000 Plan”) is a shareholder-approved plan that was assumed by Ciena as a result of its merger with ONI. It authorizes the issuance of stock options, restricted stock, restricted stock units and stock bonuses to employees, officers, directors, consultants, independent contractors and advisors. The Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for equity awards, including number of shares, vesting conditions and any required service or other performance criteria. The maximum term of any award under the 2000 Plan is ten years. The exercise price of options may not be less than 85% of the fair market value of the stock at the date of grant, or 100% of the fair market value for qualified options.
     Under the terms of the 2000 Plan, the number of shares authorized for issuance will increase by 5.0% of the number of Ciena shares issued and outstanding on January 1 of each year, unless the Compensation Committee reduces the amount of the increase in any year. No additional shares were added to the Plan as a result of this provision in 2005, 2006 or 2007. In addition to the evergreen provision, any shares subject to outstanding awards under the ONI 1997 Stock Plan, ONI 1998 Equity Incentive Plan, or ONI 1999 Equity Incentive Plan that are forfeited or cancelled shall become available for issuance under the 2000 Plan. As of January 31, 2008, there were 2.7 million shares authorized and available for issuance under the 2000 Plan.

     Stock Options
     Outstanding stock option awards to employees are generally subject to service-based vesting restrictions and vest incrementally over a four-year period, with awards subject to 12 months of accelerated vesting upon a change in control. The following table is a summary of Ciena’s stock option activity for the periods indicated (shares in thousands):

		Weighted
	Options	Average
	Outstanding	Exercise Price
Balance as of October 31, 2006	7,110	48.52
Granted	695	32.47
Exercised	(1,507)	23.04
Canceled	(427)	41.52

Balance as of October 31, 2007	5,871	53.67
Granted	342	35.38
Exercised	(62)	23.36
Canceled	(142)	71.94

Balance as of January 31, 2008	6,009	$52.50

     The total intrinsic value of options exercised during the first three months of fiscal 2007 and fiscal 2008 was $1.3 million and $1.1 million, respectively. The weighted average fair value of each stock option granted by Ciena in the first three months of fiscal 2007 and 2008 was $15.67 and $17.92, respectively.
     The following table summarizes information with respect to stock options outstanding at January 31, 2008, based on Ciena’s closing stock price of $26.41 per share on the last trading day of Ciena’s first quarter of fiscal 2008 (shares and intrinsic value in thousands):

	Options Outstanding at January 31, 2008				Vested Options at January 31, 2008
		Weighted				Weighted
		Average				Average
		Remaining	Weighted			Remaining	Weighted
Range of	Number	Contractual	Average	Aggregate	Number	Contractual	Average	Aggregate
Exercise	of	Life	Exercise	Intrinsic	of	Life	Exercise	Intrinsic
Price	Shares	(Years)	Price	Value	Shares	(Years)	Price	Value
$0.01 — $16.52	616	7.02	$14.58	$7,291	342	6.63	$13.24	$4,511
$16.53 — $17.43	593	7.30	17.21	5,458	327	7.16	17.14	3,030
$17.44 — $22.96	459	6.50	21.97	2,043	431	6.38	22.01	1,900
$22.97 — $31.36	834	7.82	27.87	310	416	6.66	27.62	233
$31.37 — $31.71	705	4.90	31.70	—	688	4.82	31.71	—
$31.72 — $46.97	1,095	7.57	39.95	—	570	5.57	41.13	—
$46.98 — $83.13	724	4.18	60.02	—	724	4.18	60.02	—
$83.14 — $1,046.50	982	2.97	156.25	—	982	2.97	156.25	—

$0.01 — $1,046.50	6,008	5.97	$52.50	$15,102	4,480	5.04	$60.98	$9,674

     Assumptions for Option-Based Awards under SFAS 123(R)
     Ciena recognizes the fair value of service-based options as stock-based compensation expense on a straight-line basis over the requisite service period. Ciena estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Quarter Ended January 31,
	2007	2008
Expected volatility	55.8%	53.0%
Risk-free interest rate	4.6% — 5.0%	3.1% — 3.6%
Expected life (years)	6.0 — 6.4	5.1 — 5.3
Expected dividend yield	0.0%	0.0%
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

     The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. Because Ciena considered its options to be “plain vanilla,” it calculated the expected term using the simplified method as prescribed in SAB 107 for fiscal 2007. Under SAB 107, options are considered to be “plain vanilla” if they have the following basic characteristics: they are granted “at-the-money”; exercisability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; there is a limited exercise period following termination of service; and the options are non-transferable and non-hedgeable. Beginning in fiscal 2008, as prescribed by SAB 107, Ciena gathered more detailed historical information about specific exercise behavior of its grantees, which it used to determine the expected term.
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
     Restricted Stock Units
     A restricted stock unit is a stock award that entitles the holder to receive shares of Ciena common stock as the unit vests. Ciena’s outstanding restricted stock unit awards are subject to service-based vesting conditions and/or performance-based vesting conditions. Awards subject to service-based conditions typically vest in increments over a four-year period. Awards with performance-based vesting conditions require the achievement of certain operational, financial or other performance criteria or targets as a condition of vesting, or acceleration of vesting, of such awards.
     The aggregate intrinsic value of Ciena’s restricted stock units is based on Ciena’s closing stock price on the last trading day of each period as indicated. The following table is a summary of Ciena’s restricted stock unit activity for the periods indicated, with the aggregate intrinsic value of the balance outstanding for each period, based on Ciena’s closing stock price on the last trading day of the relevant period (shares and fair value in thousands):

		Weighted
		Average
	Restricted	Grant Date	Aggregate
	Stock Units	Fair Value	Intrinsic
	Outstanding	Per Share	Value
Balance as of October 31, 2006	162	$22.99	$3,829
Granted	1,216
Vested	(176)
Canceled or forfeited	(67)

Balance as of October 31, 2007	1,135	27.94	53,236
Granted	1,009
Vested	(238)
Canceled or forfeited	(48)

Balance as of January 31, 2008	1,858	$31.88	$49,070

     The total fair value of restricted stock units that vested and were converted into common stock during the first three months of fiscal 2007 and fiscal 2008 was $0.5 million, and $8.3 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena in the first three months of fiscal 2007 and 2008 was $27.88 and $35.19, respectively.
     Assumptions for Restricted Stock Unit Awards under SFAS 123(R)
     The fair value of each restricted stock unit award is estimated using the intrinsic value method which is based on the closing price on the date of grant. Share-based expense for service-based restricted stock unit awards is recognized, net of estimated forfeitures, ratably over the vesting period on a straight-line basis.
     Share-based expense for performance-based restricted stock unit awards, net of estimated forfeitures, is recognized ratably over the performance period based upon Ciena’s determination of whether it is probable that the performance targets will be achieved. At each reporting period, Ciena reassesses the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved involves judgment, and the estimate of expense is revised periodically based on the probability of achieving the performance targets. Revisions are reflected in the period in which the estimate is changed. If any performance goals are not met, no compensation cost is ultimately recognized against that goal and, to the extent previously recognized, compensation cost is reversed.

2003 Employee Stock Purchase Plan
     In March 2003, Ciena shareholders approved the 2003 Employee Stock Purchase Plan (the “ESPP”), which has a ten-year term and originally authorized the issuance of 2.9 million shares. At the 2005 annual meeting, Ciena shareholders approved an amendment increasing the number of shares available to 3.6 million and adopting an “evergreen” provision that on December 31 of each year provides for an increase in the number of shares available by up to 0.6 million shares, provided that the total number of shares available shall not exceed 3.6 million. Pursuant to the evergreen provision, the maximum number of shares that may be added to the ESPP during the remainder of its ten-year term is 2.9 million.
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
     The following table is a summary of ESPP activity for the periods indicated (shares and fair value in thousands):

	ESPP shares
	available for	Intrinisic value
	issuance	at exercise date
Balance as of October 31, 2005	3,264
Evergreen provision	307
Issued March 15, 2006	(335)	8,662
Issued September 15, 2006	(260)	4,610

Balance as of October 31, 2006	2,976
Evergreen provision	571
Issued March 15, 2007	(119)	1,137
Issued September 14, 2007	(45)	$581

Balance as of October 31, 2007	3,383
Evergreen provision	188

Balance as of January 31, 2008	3,571

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
Share-Based Compensation Recognized under SFAS 123(R) for the first three months of Fiscal 2007 and Fiscal 2008

     The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended January 31,
	2007	2008
Product costs	$221	$565
Service costs	193	246

Stock-based compensation expense included in cost of sales	414	811

Research and development	743	1,177
Sales and marketing	1,040	2,464
General and administrative	1,000	2,209

Stock-based compensation expense included in operating expense	2,783	5,850

Stock-based compensation expense capitalized in inventory, net	92	220

Total stock-based compensation	$3,289	$6,881

     As of January 31, 2008, total unrecognized compensation expense was: (i) $19.2 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 2.0 years; and (ii) $53.7 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 2.0 years.
(15) COMPREHENSIVE INCOME
     The components of comprehensive income were as follows (in thousands):

	Quarter Ended January 31,
	2007	2008
Net income	$11,056	$28,807
Change in unrealized loss on available-for-sale securities	(505)	538
Change in accumulated translation adjustments	(162)	1,287

Total comprehensive income	$10,389	$30,632

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

	Quarter Ended January 31,
	2007	%*	2008	%*
United States	$119,603	72.4	$169,518	74.5
United Kingdom	20,646	12.5	23,182	10.2
International	24,852	15.1	34,716	15.3

Total	$165,101	100.0	$227,416	100.0

*	Denotes % of total revenue

n/a	Denotes less than 10% for period

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

	October 31,		January 31,
	2007	%*	2008	%*
United States	$38,391	82.3	$39,273	80.3
International	8,280	17.7	9,605	19.7

Total	$46,671	100.0	$48,878	100.0

*	Denotes % of total equipment, furniture and fixtures
     For the periods below, Ciena’s distribution of revenue was as follows (in thousands, except percentage data):

	Quarter Ended January 31,
	2007	%*	2008	%*
Converged Ethernet infrastructure	$136,873	82.9	$190,553	83.8
Ethernet access	9,409	5.7	11,237	4.9
Global network services	18,819	11.4	25,626	11.3

Total	$165,101	100.0	$227,416	100.0

*	Denotes % of total revenue
     For the periods below, customers accounting for at least 10% of Ciena’s revenue were as follows (in thousands, except percentage data):

	Quarter Ended January 31,
	2007	%*	2008		%*
Company A	$18,846	11.4	$	n/a	—
Company B	30,992	18.8		37,088	16.3
Company C	31,956	19.3		61,778	27.2

Total	$81,794	49.5		$98,866	43.5

n/a	Denotes revenue representing less than 10% of total revenue for the period

*	Denotes % of total revenue
(17) CONTINGENCIES
Foreign Tax Contingencies
     Ciena has received assessment notices from the Mexican tax authorities asserting deficiencies in payments between 2001 and 2005 related primarily to income taxes and import taxes and duties. Ciena has filed judicial petitions appealing these assessments. As of October 31, 2007 and January 31, 2008, Ciena had accrued liabilities of $0.9 million and $1.0 million, respectively, related to these contingencies, which are reported as a component of other current accrued liabilities. As of January 31, 2008, Ciena estimates that it could be exposed to possible losses of up to $5.9 million, for which it has not accrued liabilities. Ciena has not accrued these liabilities because it does not believe that such losses are more likely than not to be incurred. Ciena continues to evaluate the likelihood of probable and reasonably possible losses, if any, related to these assessments. As a result, future increases or decreases to accrued liabilities may be necessary and will be recorded in the period when such amounts are probable and estimable.
Litigation
     On January 31, 2008, Ciena Corporation and Northrop Grumman Guidance and Electronics Company (previously named Litton Systems, Inc.) entered into an agreement to settle patent litigation between the parties pending in the United States District Court for the Central District of California. A description of this litigation and the history of the proceedings can be found in “Item 3. Legal Proceedings” of Part I of Ciena’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 27, 2007. Pursuant to the settlement agreement, Ciena made a $7.7 million payment and agreed to indemnify the plaintiff, should it be unable to collect compensatory damages awarded, if any, in a final judgment in its favor against a specified Ciena supplier. This obligation is specific to this litigation and, while there is no maximum amount payable, Ciena’s obligation is limited to plaintiff’s collection of that portion of any compensatory damages award that relates to the supplier’s sale of infringing products to Ciena. Ciena has determined the fair value of this guarantee to be insignificant.

     As a result of its merger with ONI Systems Corp. in June 2002, Ciena became a defendant in a securities class action lawsuit. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s former chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial officer and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints were consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of ONI’s common stock after the initial public offering. The amended complaint also alleges that ONI and the named former officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. Mr. Martin and Ms. Davis have been dismissed from the action without prejudice pursuant to a tolling agreement. In July 2004, following mediated settlement negotiations, the plaintiffs, the issuer defendants (including Ciena), and their insurers entered into a settlement agreement, whereby the plaintiffs’ cases against the issuers would be dismissed, the insurers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to assign or surrender to the plaintiffs certain claims the issuers may have against the underwriters. The settlement agreement did not require Ciena to pay any amount toward the settlement or to make any other payments. In October 2004, the district court certified a class with respect to the Section 10(b) claims in six “focus cases” selected out of all of the consolidated cases, which cases did not include Ciena, and which decision was appealed by the underwriter defendants to the U.S. Court of Appeals for the Second Circuit. On February 15, 2005, the district court granted the motion filed by the plaintiffs and issuer defendants for preliminary approval of the settlement agreement, subject to certain modifications to the proposed bar order, and on August 31, 2005, the district court issued a preliminary order approving the revised stipulated settlement agreement. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the district court’s grant of class certification in the six focus cases. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit’s decision, the parties agreed that the settlement could not be approved. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuer defendants terminating the proposed settlement. On August 14, 2007, the plaintiffs filed second amended complaints against the defendants in the six focus cases, as well as a set of amended master allegations against the other issuer defendants, including changes to the definition of the purported class of investors. On September 27, 2007, the plaintiffs filed a motion for class certification based on their amended complaints and allegations. On November 12, 2007, the defendants in the six focus cases moved to dismiss the second amended complaints and, on December 21, 2007, the same defendants filed an opposition to the motion for class certification. Due to the inherent uncertainties of litigation, Ciena cannot accurately predict the ultimate outcome of the matter at this time.
     In addition to the matters described above, Ciena is subject to various legal proceedings, claims and litigation arising in the ordinary course of its business. Ciena does not expect that the ultimate costs to resolve these matters will have a material effect on its results of operations, financial position or cash flows.

(18) SUBSEQUENT EVENT
     On January 22, 2008, Ciena entered into an Agreement and Plan of Merger with World Wide Packets, Inc., a Delaware corporation (“WWP”), Wolverine Acquisition Subsidiary, Inc., a Delaware corporation and wholly owned subsidiary of Ciena (“Merger Sub”), and Daniel Reiner, as Stockholders’ Representative. On March 3, 2008, Ciena completed its acquisition of WWP. Pursuant to the merger agreement, Merger Sub was merged with and into WWP, with WWP continuing as the surviving corporation and a wholly owned subsidiary of Ciena. Upon the closing of the merger, all of the outstanding shares of WWP common stock and preferred stock were exchanged for approximately 2.5 million shares of Ciena common stock and approximately $196.7 million in cash. Of this amount, $20.0 million in cash and 340,000 shares of Ciena common stock were placed into escrow for a period of one year as security for the indemnification obligations of WWP stockholders under the merger agreement. Upon the closing, Ciena also assumed all then outstanding WWP options and substituted for them options to acquire approximately 0.9 million shares of Ciena common stock. Ciena assumed all outstanding liabilities of WWP as a result of the merger, including approximately $11.3 million in outstanding debt. Ciena also paid transaction costs of WWP of approximately $10.3 million. WWP is a supplier of communications network equipment that enables the cost-effective delivery of a wide variety of Carrier Ethernet-based services. Prior to the merger, WWP was a privately held company.
     As a result of this acquisition, Ciena expects to record a charge for in-process research and development and record intangible assets related to existing technology, customer relationships, customer contracts, customer order backlog, and non-competition agreements with employees. Ciena expects to complete its tangible and intangible asset and liability assessments associated with this acquisition during the second quarter of fiscal 2008.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Some of the statements contained, or incorporated by reference, in this quarterly report discuss future events or expectations, contain projections of results of operations or financial condition, changes in the markets for our products and services, or state other “forward-looking” information. Ciena’s “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. You should be aware that these statements only reflect our current predictions and beliefs. These statements are subject to known and unknown risks, uncertainties and other factors, and actual events or results may differ materially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed throughout this report, particularly under the heading “Risk Factors” in Item 1A of Part II of this report below. You should review these risk factors and the rest of this quarterly report in combination with the more detailed description of our business in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on December 27, 2007, for a more complete understanding of the risks associated with an investment in Ciena’s securities. Ciena undertakes no obligation to revise or update any forward-looking statements.
Overview
     Ciena Corporation is a supplier of communications networking equipment, software and services that support the transport, switching, aggregation and management of voice, video and data traffic. Our products are used, individually or as part of an integrated solution, in communications networks operated by telecommunications service providers, cable operators, governments and enterprises around the globe. Our products facilitate the cost-effective delivery of enterprise and consumer-oriented communication services. Through our FlexSelect™ Architecture, we specialize in transitioning legacy communications networks to converged, next-generation architectures, better able to handle increased traffic and to deliver more efficiently a broader mix of high-bandwidth communications services. By improving network productivity, reducing costs and enabling integrated service offerings, our converged Ethernet infrastructure and broadband access products create business and operational value for our customers.
Acquisition of World Wide Packets
     On January 22, 2008, we entered into a merger agreement with World Wide Packets, Inc. (“WWP”), a provider of communications network equipment that enables the cost-effective delivery of a variety of Carrier Ethernet-based services. WWP designs products for the access and aggregation tiers of communications networks and its products are typically deployed in metro and access networks. We completed this acquisition on March 3, 2008, subsequent to the end of our first quarter of fiscal 2008. We believe that this transaction will improve our time to market with carrier Ethernet products and allow us to reach new customers and customer segments, while strengthening our position within existing customer networks. We also believe that this acquisition will enable us to penetrate additional application segments, including Ethernet business services, wireless backhaul, and Ethernet infrastructure for high-bandwidth services such as IPTV and triple play. See Note 18 to the financial statements included in Item 1 of Part 1 of this report for additional information related to the nature and amount of merger consideration paid, and “Risk Factors” in Item 1A of Part II of this report, for a discussion of certain risks associated with this transaction. We expect that our acquisition of WWP will be dilutive to our fiscal 2008 earnings and expect to record a charge for in-process research and development and record intangible assets related to WWP’s existing technology, customer relationships, customer contracts, customer order backlog, and non-competition agreements with employees.
Financial Results
     Growth in reliance upon communications services by consumers and enterprises, as well as new, high-bandwidth applications and services, continue to drive increases in network capacity requirements. The resulting broader mix of high-volume traffic is driving a transition from legacy network infrastructures to more efficient, simplified, Ethernet-based network architectures. We believe that our FlexSelect Architecture and Ethernet/IP-related enhancements to our product portfolio have enabled us to benefit from both increasing capacity requirements and investment by our customers in more efficient and economical communications network architectures.
     Revenue for the first quarter of fiscal 2008 was $227.4 million, representing a 5.2% increase from $216.2 million for the fourth quarter of fiscal 2007 and a 37.7% increase from $165.1 million for first quarter of fiscal 2007. The sequential increase was due primarily to higher sales of converged Ethernet infrastructure products and the market conditions described above. Our international revenue decreased from $67.3 million, or 31.1% of total revenue, in the fourth quarter of fiscal 2007 to $57.9 million, or 25.5% of total revenue in the first quarter of fiscal 2008. The nature of our business exposes us to the possibility of quarterly fluctuation in revenue during fiscal 2008. A sizable portion of our revenue comes from sales to a small number of telecommunications service providers for large communication network builds. These projects are generally characterized by large and sporadic equipment orders and contract terms that can result in the recognition or deferral of significant amounts of revenue in a given quarter. The level of demand for our products, the timing and size of equipment orders, our ability to deliver products to fulfill those orders, and the timing of product acceptance for revenue recognition all contribute to and can cause fluctuations in our revenue on a quarterly basis.

     Consolidation within the telecommunications industry and among several of our largest customers continues to affect our concentration of revenue. For the first quarter of 2008, two customers each accounted for greater than 10% of our revenue and 43.5% in the aggregate. We believe that our results illustrate our success in leveraging our incumbent position within our large carrier customers. However, concentration of our revenue exposes us to additional risks, including greater pricing pressure and increased susceptibility to changes in customers’ network strategy or reductions in their capital expenditures.
     Gross margin for the first quarter of fiscal 2008 was 51.3%, up from 50.5% for the fourth quarter of fiscal 2007 and 44.6% in the first quarter of fiscal 2007. Services gross margin for the first quarter of fiscal 2008 was 24.1%, an improvement from the levels achieved during fiscal 2007. By focusing on the development and sale of Ethernet-based, software-intensive products that enable flexible, cost-effective delivery of higher value communications services we seek to sustain recent gross margin improvements. Our gross margin, however, may be lower in future periods and continues to be susceptible to quarterly fluctuation due to a number of factors, including product and customer mix during the period, our ability to drive further product cost reductions, the level of pricing pressure we encounter, the effect of changes in our services gross margin, the introduction of new products or entry into new markets, charges for excess and obsolete inventory and changes in warranty costs.
     Operating expense for the first quarter of fiscal 2008 was $98.2 million, an increase from $82.0 million for the fourth quarter of fiscal 2007 and $70.8 million in the first quarter of fiscal 2007. This increase reflects a $7.7 million patent litigation settlement during the first quarter of fiscal 2008 and the effect of a $4.9 million gain on lease settlement during the fourth quarter of fiscal 2007. We expect our ongoing operating expense to increase during fiscal 2008 to support growth of the business through research and development initiatives geared toward expanding our addressable market and extending the portfolio of the WWP products recently acquired, as well as additional sales resources.
     Management believes that our income from operations, exclusive of the operating expense items specifically noted above, demonstrates continued improvement in our core operating performance, even though we experienced a decrease from $27.1 million for the fourth quarter of fiscal 2007 to $18.4 during the first quarter of fiscal 2008. Net income was similarly affected by the items noted above, as well as a $6.2 million sequential decrease in interest income due to lower interest rates on investment balances. Net income decreased from $30.4 million, or $0.30 per diluted share, for the fourth quarter of fiscal 2007, to $28.8 million, or $0.28 per diluted share, for the first quarter of fiscal 2008. Net income for the fourth quarter of fiscal 2007 reflected a $13.0 million loss related to investments in commercial paper issued by two structured investment vehicles (SIVs) that entered into receivership during the fourth quarter of fiscal 2007.
     We generated $13.7 million in cash from operations during the first quarter of fiscal 2008, consisting of $56.1 million in cash from net income (adjusted for non-cash charges) and a $42.4 million net use of cash resulting from changes in working capital. This compares with $11.3 million in cash generated from operations during the fourth quarter of fiscal 2007, consisting of $61.4 million in cash from net income (adjusted for non-cash charges) and a $50.1 million net use of cash resulting from changes in working capital.
     During the first quarter of fiscal 2008, we paid the remaining principal balance of $542.3 million upon maturity of our 3.75% convertible notes. Giving effect to this payment, we had $922.3 million in cash and cash equivalents and $293.6 million short-term and long-term investments in marketable debt securities at January 31, 2008. See “Critical Accounting Policies and Estimates — Investments” below for information relating to the loss we recognized during the fourth quarter of 2007 related to our investments in commercial paper issued by two structured investment vehicles and the remaining $33.9 million included in long-term investments at January 31, 2008 related to these investments.
     As of January 31, 2008, head count was 1,853, an increase from 1,797 at October 31, 2007 and an increase from 1,588 at January 31, 2007.

Results of Operations
In this report we discuss our revenue in three major groupings as follows:
1.	Converged Ethernet Infrastructure. This group incorporates our transport and switching products and packet interworking products and related software.

2.	Ethernet access. This group includes our broadband and Ethernet access products and related software.

3.	Global Network Services. This group reflects services, support and training activities.
     Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees, direct technical support costs, cost of excess and obsolete inventory and overhead related to manufacturing, technical support, and engineering, furnishing and installation (“EF&I”) operations.
Three months ended January 31, 2007 compared to three months ended January 31, 2008
Revenue, cost of goods sold and gross profit
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Quarter Ended January 31,
					Increase
	2007	%*	2008	%*	(decrease)	%**
Revenue:
Products	$146,282	88.6	$201,790	88.7	$55,508	37.9
Services	18,819	11.4	25,626	11.3	6,807	36.2

Total revenue	165,101	100.0	227,416	100.0	62,315	37.7

Costs:
Products	74,979	45.4	91,387	40.2	16,408	21.9
Services	16,494	10.0	19,460	8.6	2,966	18.0

Total cost of goods sold	91,473	55.4	110,847	48.7	19,374	21.2

Gross profit	$73,628	44.6	$116,569	51.3	$42,941	58.3

*	Denotes % of total revenue

**	Denotes % change from 2007 to 2008
     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit for the periods indicated:

	Quarter Ended January 31,
					Increase
	2007	%*	2008	%*	(decrease)	%**
Product revenue	$146,282	100.0	$201,790	100.0	$55,508	37.9
Product cost of goods sold	74,979	51.3	91,387	45.3	16,408	21.9

Product gross profit	$71,303	48.7	$110,403	54.7	$39,100	54.8

*	Denotes % of product revenue

**	Denotes % change from 2007 to 2008
     The table below (in thousands, except percentage data) sets forth the changes in services revenue, services cost of goods sold and services gross profit for the periods indicated:

	Quarter Ended January 31,
					Increase
	2007	%*	2008	%*	(decrease)	%**
Services revenue	$18,819	100.0	$25,626	100.0	$6,807	36.2
Services cost of goods sold	16,494	87.6	19,460	75.9	2,966	18.0

Services gross profit	$2,325	12.4	$6,166	24.1	$3,841	165.2

*	Denotes % of services revenue

**	Denotes % change from 2007 to 2008
     The table below (in thousands, except percentage data) sets forth the changes in distribution of revenue for the periods indicated:

	Quarter Ended January 31,
					Increase
	2007	%*	2008	%*	(decrease)	%**
Converged ethernet infrastructure	$136,873	82.9	$190,553	83.8	$53,680	39.2
Ethernet access	9,409	5.7	11,237	4.9	1,828	19.4
Global network services	18,819	11.4	25,626	11.3	6,807	36.2

Total	$165,101	100.0	$227,416	100.0	$62,315	37.7

*	Denotes % of total revenue

**	Denotes % change from 2007 to 2008
     Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Quarter Ended January 31,
					Increase
	2007	%*	2008	%*	(decrease)	%**
United States	$119,603	72.4	$169,518	74.5	$49,915	41.7
International	45,498	27.6	57,898	25.5	12,400	27.3

Total.	$165,101	100.0	$227,416	100.0	$62,315	37.7

*	Denotes % of total revenue

**	Denotes % change from 2007 to 2008
     Certain customers each accounted for at least 10% of our revenue for the periods indicated (in thousands, except percentage data) as follows:

	Quarter Ended January 31,
	2007	%*	2008		%*
Company A	$18,846	11.4	$	n/a	—
Company B	30,992	18.8		37,088	16.3
Company C	31,956	19.3		61,778	27.2

Total	$81,794	49.5		$98,866	43.5

n/a	Denotes revenue recognized less than 10% of total revenue for the period

*	Denotes % of total revenue

     Revenue
•	Product revenue increased primarily due to a $53.7 million increase in sales of our converged Ethernet infrastructure products. We believe that our converged Ethernet infrastructure revenue has benefitted from both increasing network capacity requirements and customer transition to more efficient and economical network architectures. Increased converged Ethernet revenue reflects a $31.1 million increase in sales of core switching products, an $18.1 million increase in core transport products and a $4.5 million increase in sales of our CN 4200™ FlexSelect™ Advanced Service Platform.

•	Services revenue increased primarily due to a $4.6 million increase in deployment service sales and a $2.7 million increase in maintenance and support services, reflecting higher sales volume and increased installation activity.

•	United States revenue increased primarily due to a $43.5 million increase in sales of converged Ethernet infrastructure products. This primarily reflects a $25.6 million increase in sales of core switching products and a $16.1 million increase in core transport products.

•	International revenue increased primarily due to a $10.2 million increase in sales of converged Ethernet infrastructure products. This primarily reflects a $5.5 million increase in sales of core switching products and a $2.0 million increase in core transport products.
     Gross profit
•	Gross profit as a percentage of revenue increased primarily due to product gross margin improvements and, to a lesser extent, an increase in services gross margin. Our gross margin may be lower in future periods and is susceptible to quarterly fluctuation due to a number of factors, including product and customer mix during the period, our ability to drive further product cost reductions, the level of pricing pressure we encounter, the effect of changes in our services gross margin, the introduction of new products or entry into new markets, charges for excess and obsolete inventory and changes in warranty costs.

•	Gross profit on products as a percentage of product revenue increased primarily due to favorable product and customer mix, significant product cost reductions, improved manufacturing efficiencies, and lower warranty expense.

•	Gross profit on services as a percentage of services revenue increased significantly as a result of favorable services mix, specifically related to sales and maintenance contracts, as well as improved deployment efficiencies. While we experienced a significant improvement in over the levels achieved in fiscal 2007, services gross margin is heavily dependent upon the mix of services in a given period and may fluctuate from quarter to quarter.
Operating expense
     The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Quarter Ended January 31,
					Increase
	2007	%*	2008	%*	(decrease)	%**
Research and development	$29,853	18.1	$35,444	15.6	$5,591	18.7
Selling and marketing	24,875	15.1	33,608	14.8	8,733	35.1
General and administrative	10,291	6.2	22,628	10.0	12,337	119.9
Amortization of intangible assets	6,295	3.8	6,470	2.8	175	2.8
Restructuring recoveries	(466)	(0.3)	—	0.0	466	(100.0)

Total operating expenses	$70,848	42.9	$98,150	43.2	$27,302	38.5

*	Denotes % of total revenue

**	Denotes % change from 2007 to 2008
•	Research and development expense increased due to higher employee compensation cost of $4.1 million, primarily due to growth in headcount at our India development center, and a $1.0 million increase in consulting expense.

•	Selling and marketing expense increased primarily due a $5.1 million increase in employee compensation, which primarily reflects increased headcount. Other increases included $1.1 million in consulting expense, $0.7 million in travel expense, and $0.6 million in marketing and demonstration systems.

•	General and administrative expense increased due to increased legal expense of $8.2 million, primarily related to a $7.7 million settlement of patent litigation. Employee compensation also increased by $2.8 million, which reflects a $1.2 million increase in stock compensation cost.

•	Amortization of intangible assets costs increased slightly due to the purchase of certain developed technology during the fourth quarter of fiscal 2007.

•	Restructuring recoveries during fiscal 2007 primarily reflect adjustments related to the return to use of previously restructured facilities.

Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Quarter Ended January 31,
					Increase
	2007	%*	2008	%*	(decrease)	%**
Interest and other income, net	$14,845	9.0	$19,082	8.4	$4,237	28.5
Interest expense	$6,148	3.7	$7,358	3.2	$1,210	19.7
Provision for income taxes	$421	0.3	$1,336	0.6	$915	217.3

*	Denotes % of total revenue

**	Denotes % change from 2007 to 2008
•	Interest and other income, net increased due to higher average cash and investment balances resulting from the proceeds of our June 11, 2007 issuance of 0.875% convertible senior notes, partially offset by lower interest rates on investment balances. We expect interest income to decrease as a result of our repayment of our 3.75% convertible notes at maturity during the first quarter of fiscal 2008 and lower interest rates on investment balances.

•	Interest expense increased primarily due to interest associated with our June 11, 2007 issuance of 0.875% convertible senior notes. We expect interest expense to decrease as a result of our repayment of the our 3.75% convertible notes at maturity during the first quarter of fiscal 2008.

•	Provision for income taxes increased primarily due to increased federal and state tax expense. This increase is largely reduced, except for any alternative minimum tax, by recognizing tax benefits for deferred tax assets that were previously reserved against by a valuation allowance. However, to the extent any of these benefits relate to deferred tax assets from certain acquisitions, the benefit is recorded by reducing intangible assets rather than tax expense. We will continue to maintain a valuation allowance against all remaining net deferred tax assets until sufficient evidence exists to support its reversal. See “Critical Accounting Policies and Estimates — Deferred Tax Valuation Allowance” below for information relating to this valuation allowance and the conditions required for the release of our valuation allowance.
Liquidity and Capital Resources
     At January 31, 2008, our principal sources of liquidity were cash and cash equivalents, short-term investments in marketable debt securities and cash from operations. The following table summarizes our cash and cash equivalents and investments in marketable debt securities (in thousands):

	October 31,	Janaury 31,	Increase
	2007	2008	(decrease)
Cash and cash equivalents	$892,061	$922,306	$30,245
Short-term investments in marketable debt securities	822,185	259,643	(562,542)
Long-term investments in marketable debt securities	33,946	33,946	—

Total cash and cash equivalents and investments in marketable debt securities	$1,748,192	$1,215,895	$(532,297)

     The decrease in total cash and cash equivalents and investments in marketable debt securities at January 31, 2008 was primarily related to the repayment at maturity of our 3.75% convertible notes for $542.3 million. This was partially offset by our net income during the first three months of fiscal 2008 and the effect of the non-cash items described in “Operating Activities” below. Based on past performance and current expectations, we believe that our cash and cash equivalents, investments in marketable debt securities and cash generated from operations will satisfy our working capital needs, capital expenditures, the payment of the merger consideration in our WWP transaction, and other liquidity requirements associated with our existing operations through at least the next 12 months.
     Included in long-term investments in marketable debt securities at October 31, 2007 and January 31, 2008 is approximately $33.9 million in investments in commercial paper issued by two SIVs that entered into receivership during the fourth quarter of fiscal 2007 and failed to make payment at maturity. Due to the mortgage-related assets that they hold, each of these entities has been exposed to adverse market conditions that have affected the value of their collateral, their ability to access short-term funding and the liquidity and value of our investment. These investments are no longer trading and have no readily determinable market value. Based on our assessment of fair value, as of October 31, 2007, we recognized realized losses of $13.0 million related to these investments during the fourth quarter of fiscal 2007. We are not aware of any other marketable debt securities that have experienced a similar decline. There were no changes relating to these investments or other events during the first quarter of 2008 that resulted in a change in the fair value of these investments, however, we may realize further reductions in fair value, additional losses or a complete loss of these investments. See “Critical Accounting Policies and Estimates — Investments,” below for additional information regarding our determination of the fair value of these investments. Subsequent to the end of the first quarter of fiscal 2008, we received a $2.3 million initial payment from Rhinebridge LLC, one of the SIVs above, representing 15.5% of our outstanding principal amount of commercial paper investment in this SIV. We have been informed by the receivers of Rhinebridge LLC that this initial payment does not reflect the total amount that we should expect to receive in respect of our investment.

     The following sections review the significant activities that had an impact on our cash during the first three months of fiscal 2008.
Operating Activities
     The following tables set forth (in thousands) significant components of our $13.7 million of cash generated by operating activities for the first three months of fiscal 2008:
     Net income

Three Months Ended
January 31,
2008
Net income	$28,807

     Our net income for the first three months of fiscal 2008 included the significant non-cash items summarized in the following table (in thousands):

Three Months Ended
January 31,
2008
Depreciation and amortization of leasehold improvements	3,949
Share-based compensation costs	6,881
Amortization of intangible assets	7,438
Deferred tax provision	471
Provision for inventory excess and obsolescence	5,794
Provision for warranty	2,914

Total significant non-cash charges	$27,447

     Accounts Receivable, Net
     Cash consumed by accounts receivable, net increased by $40.6 million from the end of fiscal 2007 through the first three months of fiscal 2008. Our days sales outstanding (DSOs) increased from 48 days for fiscal 2007 to 57 days for the first quarter of fiscal 2008. Our accounts receivable balance and our DSOs both increased due to a proportionately higher volume of shipments made later in the first quarter of fiscal 2008.
     The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts receivable, from the end of fiscal 2007 through the first three months of fiscal 2008:

	October 31,	January 31,	Increase
	2007	2008	(decrease)
Accounts receivable, net	$104,078	$144,639	$40,561

     Inventory
     Excluding the non-cash effect of a $5.8 million provision for excess and obsolescence, cash consumed by inventory for the first three months of fiscal 2008 was $6.7 million. Ciena’s inventory turns increased from 3.3 for fiscal 2007 to 3.5 for the first three months of fiscal 2008. The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2007 through the first three months of fiscal 2008:

	October 31,	January 31,	Increase
	2007	2008	(decrease)
Raw materials	$28,611	$27,858	$(753)
Work-in-process	4,123	4,504	381
Finished goods	96,054	100,781	4,727

Gross inventory	128,788	133,143	4,355
Provision for inventory excess and obsolescence	(26,170)	(29,623)	(3,453)

Inventory	$102,618	$103,520	$902

      Accounts payable
     During the first three months of fiscal 2008, our accounts payable balance increased by $11.0 million primarily due to inventory received during the last few weeks of the quarter. The following table sets forth (in thousands) changes in our accounts payable from the end of fiscal 2007 through end of the first three months of fiscal 2008:

	October 31,	January 31,	Increase
	2007	2008	(decrease)
Accounts payable	$55,389	$66,385	$10,996

      Interest Payable on Ciena’s Convertible Notes
     The final $10.2 million interest payment on Ciena’s 3.75% convertible notes, due February 1, 2008, was paid during the first quarter of fiscal 2008.
     Interest on Ciena’s outstanding 0.25% convertible senior notes, due May 1, 2013, is payable on May 1 and November 1 of each year, commencing on November 1, 2006.
     Interest on Ciena’s outstanding 0.875% convertible senior notes, due June 15, 2017, is payable on June 15 and December 15 of each year, commencing on December 15, 2007. Ciena paid $2.2 million in interest on the 0.875% convertible notes during the first quarter of fiscal 2008.
     The indentures governing our outstanding convertible notes do not contain any financial covenants. The indentures provide for customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. For additional information about our convertible notes, see Note 11 to our financial statements included in Item 1 of Part I of this report.
     The following table reflects (in thousands) the balance of interest payable and the change in this balance from the end of fiscal 2007 through the first three months of fiscal 2008.

	October 31,	January 31,	Increase
	2007	2008	(decrease)
Accrued interest payable	$6,998	$782	$(6,216)

      Deferred revenue
     During the first three months of fiscal 2008, deferred revenue decreased by $1.4 million. Product deferred revenue represents payments received in advance of shipment and payments received in advance of our ability to recognize revenue. Services deferred revenue is related to payment for service contracts that will be recognized over the contract term. The following table reflects (in thousands) the balance of deferred revenue and the change in this balance from the end of fiscal 2007 through the first three months of fiscal 2008:

	October 31,	January 31,	Increase
	2007	2008	(decrease)
Products	$13,208	$12,105	$(1,103)
Services	50,432	50,159	(273)

Total deferred revenue	$63,640	$62,264	$(1,376)

Financing Activities
     During the first quarter of fiscal 2008, we paid the remaining principal balance of $542.3 million upon maturity of our 3.75% convertible notes.
Contractual Obligations
     On January 22, 2008, we entered into a definitive merger agreement with World Wide Packets, Inc. (WWP). Our acquisition of WWP was completed on March 3, 2008, following the first quarter of fiscal 2008. See Note 18 to our financial statements in Item 1 of Part 1 of this report for information relating to the closing of this merger, the nature and amount of merger consideration paid and the debt assumed in this transaction.
     Except as described above, during the first quarter of fiscal 2008, we did not experience material changes, outside of the ordinary course of business, in our contractual obligations from those reported in our form 10-K for the year ended October 31, 2007. The following is a summary of our future minimum payments under contractual obligations as of January 31, 2008 (in thousands):

		Less than one	One to three	Three to five
	Total	year	years	years	Thereafter

Convertible notes	$845,688	$5,125	$10,250	$10,250	$820,063
Operating leases (1)	67,193	13,240	20,609	14,856	18,488
Purchase obligations (2)	121,870	121,870	—	—	—

Total (3)	$1,034,751	$140,235	$30,859	$25,106	$838,551

(1)	The amount for operating leases above does not include insurance, taxes, maintenance and other costs required by the applicable operating lease. These costs are variable and are not expected to have a material impact.

(2)	Purchase obligations relate to purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of the amount reported above relates to firm, non-cancelable and unconditional obligations.

(3)	As of January 31, 2008, we had approximately $6.0 million of other long-term obligations in our condensed consolidated balance sheet for unrecognized tax positions that are not included in this table because the periods of cash settlement with the respective tax authority cannot be reasonably estimated.
     Some of our commercial commitments, including some of the future minimum payments set forth above, are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of January 31, 2008 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter

Standby letters of credit	$23,719	$4,177	$19,542	$—	$—

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
Revenue Recognition
     We recognize revenue in accordance with SAB No. 104, “Revenue Recognition,” which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectibility is reasonably assured. Customer purchase agreements and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. Revenue for maintenance services is generally deferred and recognized ratably over the period during which the services are to be performed.
     Some of our communications networking equipment is integrated with software that is essential to the functionality of the equipment. Accordingly, we account for revenue in accordance with SOP No. 97-2, “Software Revenue Recognition,” and all related interpretations. SOP 97-2 incorporates additional guidance unique to software arrangements incorporated with general accounting guidance, such as, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met.
     Arrangements with customers may include multiple deliverables, including any combination of equipment, services and software. If multiple element arrangements include software or software-related elements, we apply the provisions of SOP 97-2 to determine the amount of the arrangement fee to be allocated to those separate units of accounting. Multiple element arrangements that include software are separated into more than one unit of accounting if the functionality of the delivered element(s) is not dependent on the undelivered element(s), there is vendor-specific objective evidence of the fair value of the undelivered element(s), and general revenue recognition criteria related to the delivered element(s) have been met. The amount of product and services revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of revenue recognition. For all other deliverables, we apply the provisions of EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 allows for separation of elements into more than one unit of accounting if the delivered element(s) have value to the customer on a stand-alone basis, objective and reliable evidence of fair value exists for the undelivered element(s), and delivery of the undelivered element(s) is probable and substantially within our control. Revenue is allocated to each unit of accounting based on the relative fair value of each accounting unit or using the residual method if objective evidence of fair value does not exist for the delivered element(s). The revenue recognition criteria described above is applied to each separate unit of accounting. If these criteria are not met, revenue is deferred until the criteria are met or the last element has been delivered.
     Our total deferred revenue for products was $13.2 million and $12.1 million as of October 31, 2007 and January 31, 2008, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $50.4 million and $50.2 million as of October 31, 2007 and January 31, 2008, respectively.

Share-Based Compensation
     We recognize share-based compensation expense in accordance with SFAS 123(R), “Share-Based Payments,” as interpreted by SAB 107. SFAS 123(R) requires the measurement and recognition of compensation expense for share-based awards based on estimated fair values on the date of grant. We estimate the fair value of each option-based award on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires that we make several estimates, including the option’s expected life and the price volatility of the underlying stock. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. Because we considered our options to be “plain vanilla,” we calculated the expected term using the simplified method as prescribed in SAB 107 for fiscal 2007. Under SAB 107, options are considered to be “plain vanilla” if they have the following basic characteristics: they are granted “at-the-money;” exercisability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; there is a limited exercise period following termination of service; and the options are non-transferable and non-hedgeable. Beginning in fiscal 2008, as prescribed by SAB 107, we gathered more detailed historical information about specific exercise behavior of our grantees, which we used to determine expected term. We considered the implied volatility and historical volatility of our stock price in determining our expected volatility, and, finding both to be equally reliable, determined that a combination of both measures would result in the best estimate of expected volatility. We recognize the estimated fair value of option-based awards, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the requisite service period.
     We estimate the fair value of our restricted stock unit awards based on the fair value of our common stock on the date of grant. Our outstanding restricted stock unit awards are subject to service-based vesting conditions and/or performance-based vesting conditions. We recognize the estimated fair value of service-based awards, net of estimated forfeitures, as share-based expense ratably over the vesting period on a straight-line basis. Awards with performance-based vesting conditions require the achievement of certain financial or other performance criteria or targets as a condition to the vesting, or acceleration of vesting. We recognize the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based expense over the performance period, using graded vesting, which considers each performance period or tranche separately, based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance targets and the performance period required to meet those targets. Determining whether the performance targets will be achieved involves judgment, and the estimate of expense may be revised periodically based on changes in the probability of achieving the performance targets. Revisions are reflected in the period in which the estimate is changed. If any performance goals are not met, no compensation cost is ultimately recognized against that goal, and, to the extent previously recognized, compensation cost is reversed.
     No tax benefits were attributed to the share-based compensation expense because a full valuation allowance was maintained for all net deferred tax assets.
     Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measure of estimated fair value of our share-based compensation. See Note 14 to our financial statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report.
Reserve for Inventory Obsolescence
     We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. Upon recognition of the write down, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. We recorded charges for excess and obsolete inventory of $4.8 million and $5.8 million in the first three months of fiscal 2007 and 2008 respectively. These charges were primarily related to excess inventory due to a change in forecasted product sales. In an effort to limit our exposure to delivery delays and to satisfy customer needs we purchase inventory based on forecasted sales across our product lines. In addition, part of our research and development strategy is to promote the convergence of similar features and functionalities across our product lines. Each of these practices exposes us to the risk that our customers will not order those products for which we have forecasted sales, or will purchase less than we have forecasted. Historically, we have experienced write downs due to changes in strategic direction, discontinuance of a product and declines in market conditions. If actual market conditions differ from those we have assumed, if there is a sudden and significant decrease in demand for our products, or if there is a higher incidence of inventory obsolescence due to a rapid change in technology, we may be required to take additional inventory write-downs and our gross margin could be adversely affected. Our inventory net of allowance for excess and obsolete was $102.6 million and $103.5 as of October 31, 2007 and January 31, 2008, respectively.

Restructuring
     As part of our restructuring costs, we provide for the estimated cost of the net lease expense for facilities that are no longer being used. The provision is equal to the fair value of the minimum future lease payments under our contracted lease obligations, offset by the fair value of the estimated sublease payments that we may receive. As of January 31, 2008, our accrued restructuring liability related to net lease expense and other related charges was $4.5 million. The total minimum lease payments for these restructured facilities are $19.7 million. These lease payments will be made over the remaining lives of our leases, which range from one month to eleven years. If actual market conditions are different than those we have projected, we will be required to recognize additional restructuring costs or benefits associated with these facilities.
Allowance for Doubtful Accounts
     Our allowance for doubtful accounts receivable is based on management’s assessment, on a specific identification basis, of the collectibility of customer accounts. We perform ongoing credit evaluations of our customers and generally have not required collateral or other forms of security from customers. In determining the appropriate balance for our allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectibility. In doing so, we consider creditworthiness, payment history, account activity and communication with such customer. If a customer’s financial condition changes, or if actual defaults are higher than our historical experience, we may be required to take a charge for an allowance for doubtful accounts receivable which could have an adverse impact on our results of operations. Our accounts receivable net of allowance for doubtful accounts was $104.1 million and $144.6 as of October 31, 2007 and January 31, 2008, respectively. Our allowance for doubtful accounts as of October 31, 2007 and January 31, 2008 was $0.1 million and $0.2 million, respectively.
Goodwill
     As of October 31, 2007 and January 31, 2008, our consolidated balance sheet included $232.0 million in goodwill. This amount represents the remaining excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. In accordance with SFAS 142, we test our goodwill for impairment on an annual basis, which we have determined to be the last business day of fiscal September each year. We also test our goodwill for impairment between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. No such event or circumstance occurred during the first quarter of fiscal 2008.
     For fiscal 2007, we determined fair value of our single reporting unit to be equal to our market capitalization plus a control premium. Market capitalization was determined by multiplying the shares outstanding on the assessment date by the average market price of our common stock over a 10-day period before and a 10-day period after each assessment date. We use this 20-day duration to consider inherent market fluctuations that may affect any individual closing price. In determining fair value, we added a control premium — which seeks to give effect to the increased consideration a potential acquirer may be required to pay in order to gain sufficient ownership to set policies, direct operations and make decisions related to our company — to our market capitalization. For fiscal 2007, we used a 25% control premium in our goodwill assessment.
     Our stock price is a significant factor in assessing our fair value for purposes of the goodwill impairment assessment. Our stock price can be affected by, among other things, changes in industry or market conditions, changes in our results of operations, and changes in our forecasts or market expectations relating to future results. In assessing whether there has been a triggering event for an interim impairment assessment, we consider indicators of impairment including fluctuations in stock price. If we suffer a sustained decline in our stock price and our market capitalization declines below our carrying value, we will assess whether the goodwill has been impaired. In this instance, our estimate of the appropriate control premium to apply in determining fair value could be an important variable in our goodwill impairment assessment. A significant impairment could result in additional charges and have a material adverse impact on our financial condition and operating results.
     For fiscal 2007, Ciena performed an assessment of the fair value of its single reporting unit as of September 29, 2007 and our market capitalization, as determined above, was approximately $3.6 billion, exceeding our carrying value at that date of $0.9 billion. Because our market capitalization exceeded our carrying value without giving effect to the control premium, our estimate of the control premium was not a determining factor in the outcome of impairment assessment. No goodwill impairment loss was recorded in fiscal 2007 because our carrying value, including goodwill, did not exceed fair value.
Intangible Assets
     As of January 31, 2008, our consolidated balance sheet included $59.2 million in other intangible assets, net. We account for the impairment or disposal of long-lived assets such as equipment, furniture, fixtures, and other intangible assets in accordance with the provisions of SFAS 144. In accordance with SFAS 144, we test each intangible asset for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. Valuation of our intangible assets requires us to make assumptions about future sales prices and sales volumes for our products that involve new technologies and uncertainties around customer acceptance of new products. If actual market conditions differ or our forecasts change, we may be required to record additional impairment charges in future periods. Such charges would have the effect of decreasing our earnings or increasing our losses in such period.

Investments
     We have an investment portfolio comprised of marketable debt securities including short-term commercial paper, certificates of deposit, corporate bonds, asset-backed obligations and U.S. government obligations. The value of these securities is subject to market volatility for the period we hold these investments and until their sale or maturity. We recognize realized losses when we determine that declines in the fair value of our investments, below their cost basis, are other-than-temporary. In determining whether a decline in fair value is other-than-temporary, we consider various factors including market price (when available), investment ratings, the financial condition and near-term prospects of the investee, the length of time and the extent to which the fair value has been less than our cost basis, and our intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. We make significant judgments in considering these factors. If we judge that a decline in fair value is other-than-temporary, the investment is valued at the current fair value and a realized loss equal to the decline is reflected in net income, which could materially adversely affect our operating results.
     During the fourth quarter of fiscal 2007, we determined that declines in the estimated fair value of our investments in certain commercial paper were other-than-temporary. This commercial paper was issued by SIV Portfolio plc (formerly known as Cheyne Finance plc) and Rhinebridge LLC, two structured investment vehicles (SIVs) that entered into receivership during the fourth quarter of fiscal 2007 and failed to make payment at maturity. Due to the mortgage-related assets that they hold, each of these entities has been exposed to adverse market conditions that have affected the value of their collateral and their ability to access short-term funding. We purchased these investments in the third quarter of fiscal 2007 and, at the time of purchase, each investment had a rating of A1+ by Standard and Poor’s and P-1 by Moody’s, their highest ratings respectively. These investments are no longer trading and have no readily determinable market value. We have reviewed current investment ratings, valuation estimates of the underlying collateral, company specific news and events, and general economic conditions in considering the fair value of these investments. In estimating fair value, we used a valuation approach based on a liquidation of assets held by each SIV and their subsequent distribution of cash. We utilized assessments of the underlying collateral from multiple indicators of value, which were then discounted to reflect the expected timing of disposition and market risks. Based on this assessment of fair value, as of October 31, 2007, we recognized realized losses of $13.0 million related to these investments. Giving effect to these losses, our investment portfolio at October 31, 2007 included an estimated fair value of $33.9 million in commercial paper issued by these entities. There were no changes relating to these investments or other events during the first quarter of 2008 that resulted in a change in the fair value of these investments at January 31, 2008.
     As of January 31, 2008, our minority investments in privately held technology companies, reported in other assets, were $6.7 million. These investments are generally carried at cost because we own less than 20% of the voting equity and do not have the ability to exercise significant influence over any of these companies. These investments are inherently high risk. The markets for technologies or products manufactured by these companies are usually early stage at the time of our investment and such markets may never materialize or become significant. We could lose our entire investment in some or all of these companies. We monitor these investments for impairment and make appropriate reductions in carrying values when necessary. If market conditions, the expected financial performance, or the competitive position of the companies in which we invest deteriorate, we may be required to record a charge in future periods due to impairment in their value.
Deferred Tax Valuation Allowance
     As of January 31, 2008, we have recorded a valuation allowance fully offsetting our gross deferred tax assets of $1.2 billion. We calculated the valuation allowance in accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support the reversal. Because evidence such as our operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, our cumulative loss during this three-year period represents sufficient negative evidence regarding the need for a full valuation allowance under SFAS 109. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. If we are able to sustain a meaningful level of profitability in future periods, and forecast sufficient earnings for periods thereafter, we may be required to release a significant portion of the valuation allowance. Any future release of valuation allowance will be recorded as a tax benefit increasing net income, an adjustment to acquisition intangibles, or an adjustment to paid-in capital. For the first three months of fiscal 2008, a $0.5 million adjustment to acquisition intangibles was related to the release of valuation allowance associated with the recognition of deferred tax assets from prior acquisitions. Because we expect our recorded tax rate to increase in subsequent periods following a release of the valuation allowance, our net income would be affected in periods following the release. Any valuation allowance release will not affect the amount of cash paid for income taxes.

Warranty
     Our liability for product warranties, included in other accrued liabilities, was $33.6 million and $33.9 million as of October 31, 2007 and January 31, 2008, respectively. Our products are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties was $4.8 million and $2.9 million in the first three months of fiscal 2007 and 2008 respectively. The provision for warranty claims may fluctuate on a quarterly basis depending upon the mix of products and customers in that period. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. An increase in warranty claims or the related costs associated with satisfying these warranty obligations could increase our cost of sales and negatively affect our gross margin.
Uncertain Tax Positions
     Effective at the beginning of the first quarter of 2008, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” which is a change in accounting for income taxes. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As a result of the implementation of FIN 48, we reduced the liability for net unrecognized tax benefits by $0.1 million, and accounted for the reduction as a cumulative effect of a change in accounting principle that resulted in an increase to retained earnings of $0.1 million and a decrease to income tax payable of $0.1 million. As of January 31, 2008, we had approximately $6.0 million recorded as other long-term obligations on our condensed consolidated balance sheet for uncertain tax positions in accordance with FIN 48. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.
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

     Interest Rate Sensitivity. We maintain a short-term and long-term investment portfolio. See Note 4 to the financial statements in Item 1 of Part I of this report for information relating to the fair value of these investments. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at January 31, 2008, the fair value of the portfolio would decline by approximately $9.2 million.
     Foreign Currency Exchange Risk. As a global concern, we face exposure to adverse movements in foreign currency exchange rates. Because our sales are primarily denominated in U.S. dollars, the impact of foreign currency fluctuations on sales has not been material. Our primary exposures are related to non-U.S. dollar denominated operating expense in Canada, Europe, India and China. During the first three months of fiscal 2008, approximately 79.5% of our operating expense was U.S. dollar denominated. As of January 31, 2008, our assets and liabilities related to non-dollar denominated currencies were primarily related to intercompany payables and receivables. We do not expect an increase or decrease of 10% in the foreign exchange rate would have a material impact on our financial position. To date, we have not significantly hedged against foreign currency fluctuations. Should exposure to fluctuations in foreign currency become more significant, however, we may pursue hedging alternatives.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On January 31, 2008, Ciena Corporation and Northrop Grumman Guidance and Electronics Company (previously named Litton Systems, Inc.) entered into an agreement to settle patent litigation between the parties pending in the United States District Court for the Central District of California. A description of this litigation and the history of the proceedings can be found in “Item 3. Legal Proceedings” of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 27, 2007. Pursuant to the settlement agreement, we made a $7.7 million payment and agreed to indemnify the plaintiff, should it be unable to collect compensatory damages awarded, if any, in a final judgment in its favor against a specified Ciena supplier for that portion of any compensatory damages award that relates to the supplier’s sale of infringing products to Ciena.
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
Growth of our business could be adversely affected if improved conditions in our markets do not continue or if general economic conditions further weaken.
     We have experienced considerable annual revenue growth in recent fiscal years, in part due to growing demand and improved conditions in our markets. Our business has benefited from increases in the amount of voice, video and data traffic transmitted over communications networks and spending by carriers to address capacity needs and offer additional consumer and enterprise services over more efficient, economical network architectures. It is not certain that these improved market conditions, the level of demand for our products or our success in competing in these markets will continue. Economic weakness, customer financial difficulties and constrained spending on communications networks have previously resulted, and may in the future result, in decreased demand and lower revenues. If growth in demand for bandwidth, or the adoption of new communications services, does not continue, or slows, or general economic conditions weaken, the growth of our business and our revenues could be adversely affected.
A small number of communications service provider customers account for a significant portion of our revenue, and the loss of any of these customers, or a significant reduction in their spending, would have a material adverse effect on our business, financial condition and results of operations.
     A significant portion of our revenue is concentrated among a relatively small number of customers. Five customers collectively accounted for 65.3% of our fiscal 2007 revenue. For the first quarter of fiscal 2008, we had two customers that each accounted for greater than 10% of our revenue and 43.5% in the aggregate. Because a significant part of our revenue is concentrated among telecommunications service providers, our business could be exposed to risks associated with a market-wide change in business prospects, competitive pressures or other conditions affecting our carrier customers. The loss of, or significant reductions in spending by, one or more of our large carrier customers would have a material adverse effect on our business, financial condition and results of operations. Our concentration in revenue has increased, in part, as a result of consolidations among a number of our largest customers. These consolidations have resulted in increased concentration of customer purchasing power, which in turn may lead to constraints on pricing, fluctuations in revenue, increases in costs to meet demands of large customers and pressure to accept onerous contract terms. Consolidation may also result in fewer opportunities to participate in larger network builds and could increase our exposure to changes in customer network strategy and reductions in customer capital expenditures. These conditions related to our concentration of revenue could adversely affect our profitability and results of operations.

We face intense competition that could hurt our sales and profitability.
     The markets in which we compete for sales of networking equipment, software and services are extremely competitive, particularly the market for sales to communications service providers. Competition in these markets is based on any one or a combination of the following factors: price, product features and functionality, manufacturing capability and lead-times, incumbency and existing business relationships, scalability and the ability of products to meet the immediate and future network requirements of customers. A small number of very large companies have historically dominated our industry. These competitors have substantially greater financial, technical and marketing resources, greater manufacturing capacity and better established relationships with telecommunications carriers and other potential customers than we do. Consolidation activity among large networking equipment providers has caused some of our competitors to grow even larger, which may increase their strategic advantages. In recent years, Alcatel acquired Lucent, Nokia and Siemens combined their communications service provider businesses to create a new joint venture, and Ericsson acquired certain telecommunications business assets of Marconi. These transactions may adversely affect our competitive position.
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
     Other factors contribute to fluctuations in our revenue and operating results, including:
•	the level of demand for our products and the timing and size of customer orders, particularly from large telecommunications carrier customers;

•	satisfaction of contractual acceptance criteria and related revenue recognition requirements;

•	delays, changes to or cancellation of orders from customers;

•	the effects of consolidation of our customers, including increased exposure to any changes in network strategy and reductions in customer capital expenditures;

•	the availability of an adequate supply of components and sufficient manufacturing capacity;

•	the introduction of new products by us or our competitors;

•	changes in general economic conditions; and

•	readiness of customer sites for installation.

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
Our gross margin may fluctuate from quarter to quarter, which may adversely affect our level of profitability.
     Our gross margin fluctuates from quarter to quarter and may be adversely affected by numerous factors, including:
•	customer, product and services mix in any period;

•	the effect of our services gross margin, which is generally lower than our product gross margin;

•	sales volume during the period;

•	increased price competition;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our products;

•	our ability to continue to reduce product manufacturing costs;

•	introduction of new products, with initial sales at relatively small volumes with resulting higher production costs; and

•	increased warranty or repair costs.
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
     Our future success will depend in large part on our ability to maintain and expand our sales to large communications service providers. These sales typically involve lengthy sales cycles, protracted, and sometimes difficult, contract negotiations, and extensive product testing and network certification. We are sometimes required to assume contract terms or conditions that negatively affect pricing, payment terms and the timing of revenue recognition in order to consummate a sale. These terms may, in turn, negatively affect our revenue and results of operations and increase our susceptibility to quarterly fluctuations in our results. Communications service providers may ultimately insist upon terms and conditions that we deem too onerous or not in our best interest. Moreover, our purchase agreements generally do not require that a customer guarantee any minimum purchase level and customers often have the right to modify, delay, reduce or cancel previous orders. As a result, we may incur substantial expense and devote time and resources to potential relationships that never materialize or result in lower than anticipated sales.

We may encounter difficulty integrating World Wide Packets and may not be able to achieve the benefits we anticipate from our merger.
     We recently completed our acquisition of World Wide Packets and are in the process of integrating its operations, systems, technologies, products, and personnel. Integration of acquired companies can be complex and exposes us to a variety of risks, including the possible loss of key personnel, disruption of product development efforts, difficulties with new suppliers, loss of customers and incorporation of financial reporting processes and related information systems. Moreover, World Wide Packets customers have included our competitors, some of whom are strategic partners that resell World Wide Packets products. There is no assurance that these companies will continue to be customers following the merger, and these relationships could give rise to unanticipated difficulties. In addition to these operational risks, we may ultimately be unable to achieve the strategic benefits we anticipate from this transaction and could be exposed to additional risks that could have a material adverse effect on our business, results of operations and financial condition. For example, under the merger we are succeeding to all known and unknown liabilities of World Wide Packets. These liabilities may include liabilities to stockholders, customers, suppliers or employees, as well as liabilities related to intellectual property disputes. Difficulties relating to our integration efforts, and exposure to additional liabilities or operational risks stemming from our merger with World Wide Packets, may make it difficult for us to achieve the benefits we anticipate from this merger.
Investment of research and development resources in technologies for which there is not a matching market opportunity, or failure to sufficiently or timely invest in technologies for which there is market demand, would adversely affect our revenue and profitability.
     The market for communications networking equipment is characterized by rapidly evolving technologies and changes in market demand. To support the growth of our business, we continually invest research and development resources to enhance our existing products, create new products and develop or acquire new technologies. There is often a lengthy period between commencing these development initiatives and bringing the new or revised product to market, and, during this time, technology or the market may move in directions we had not anticipated. There is a significant possibility, therefore, that at least some of our development decisions will not turn out as anticipated, and that our investment in some projects will be unprofitable. There is also a possibility that we may miss a market opportunity because we fail to invest, or invest too late, in a new product or an enhancement of an existing product that could have been highly profitable. Changes in the market may also cause us to discontinue previously planned investments in products, which can have a disruptive effect on relationships with customers that were anticipating the availability of a new product or feature. If we fail to make the right investments and to make them at the right time, our competitive position may suffer and our revenue and profitability could be harmed.
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
     Our products are based on complex technology, and we can experience unanticipated delays in developing, improving, manufacturing or deploying them. Each step in the development life cycle of our products presents serious risks of failure, rework or delay, any one of which could decrease the timing and cost-effective development of such products and could affect customer acceptance of such products. Intellectual property disputes, failure of critical design elements, and other execution risks may delay or even prevent the introduction of these products. Our development efforts may also be affected, particularly in the near term, by the transfer of some of our research and development activity to our facility in India. Modification of research and development strategies and changes in allocation of resources could also be disruptive to our development efforts. If we do not develop and successfully introduce products in a timely manner, our competitive position may suffer and our business, financial condition and results of operations would be harmed.
We must manage our relationships with contract manufacturers effectively to ensure that our manufacturing and production requirements are met.
     We rely on contract manufacturers to perform the majority of the manufacturing operations for our products and components, and we are increasingly utilizing overseas suppliers, particularly in Asia. The qualification of our contract manufacturers is a costly and time-consuming process, and these manufacturers build products for other companies, including our competitors. We are constantly reviewing our manufacturing capability, including the work of our contract manufacturers, to ensure that our production requirements are met in terms of cost, capacity, quality and reliability. From time to time, we may decide to transfer the manufacturing of a product from one contract manufacturer to another, to better meet our production needs. Efforts to transfer to a new contract manufacturer or consolidate our use of suppliers may result in temporary increases in inventory volumes purchased in order to ensure continued supply. We may not effectively manage these contract manufacturer transitions, and our new contract manufacturers may not perform as well as expected. Our reliance upon contract manufacturers could also expose us to risks that could harm our business related to difficulties with lead times, on-time delivery, quality assurance and product changes required to meet evolving environmental standards and regulations. These risks can result in strategic harm to our business, including delays affecting our time to market for new or enhanced products. In addition, we do not have contracts in place with some of these providers and do not have guaranteed supply of components or manufacturing capacity. Our inability to effectively manage our relationships with our contract manufacturers, particularly overseas, could negatively affect our business and results of operations.
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
We may incur significant costs as a result of our efforts to protect and enforce our intellectual property rights or respond to claims of infringement from others.
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
     In recent years, we have filed suit to enforce our intellectual property rights. From time to time we have also been subject to litigation and other third party intellectual property claims, including as a result of our indemnification obligations to customers or resellers that purchase our products. The frequency of these assertions is increasing as patent holders, including entities that are not in our industry and that purchase patents as an investment, use infringement assertions as a competitive tactic or as a source of additional revenue. Intellectual property claims can significantly divert the time and attention of our personnel and result in costly litigation. Intellectual property infringement claims can also require us to pay substantial damages or royalties, enter into costly license agreements or develop non-infringing technology. Accordingly, the costs associated with third party intellectual property claims could adversely affect our business, results of operations and financial condition.
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
     We have established a development center in India and expect to increase hiring of personnel for this facility. There is no assurance that our reliance upon development resources in India will enable us to achieve meaningful cost reductions or greater resource efficiency. Further, our development efforts and other operations in India involve significant risks, including:
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

     As we increase our international sales and utilization of international suppliers, we may transact additional business in currencies other than the U.S. dollar. As a result, we would be subject to the possibility of greater effects of foreign exchange translation on our financial statements. For those countries outside the United States where we have significant sales, a devaluation in the local currency would make our products more expensive for customers to purchase or increase our operating costs, thereby adversely affecting our competitiveness. There can be no assurance that exchange rate fluctuations in the future will not have a material adverse effect on our revenue from international sales and, consequently, our business, operating results and financial condition.
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
     At January 31, 2008, we had $922.3 million in cash and cash equivalents and $293.6 million in investments in marketable debt securities. We have historically invested these amounts in corporate bonds, asset-backed obligations, commercial paper, securities issued by the United States, certificates of deposit and money market funds meeting certain criteria. These investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. During the fourth quarter of fiscal 2007, we determined that declines in the fair value of certain of our investments in commercial paper issued by two structured investment vehicles (SIVs) were other-than-temporary. Each of these SIVs entered receivership during our fourth quarter of fiscal 2007 and subsequently failed to make payment at maturity. We recognized realized losses of $13.0 million related to these investments during the fourth quarter of fiscal 2007 and, as of January 31, 2008, estimated the fair value of these investments at $33.9 million. We may recognize further realized losses in the fair value of these investments or a complete loss of these investments. Additional losses would have a negative effect on our net income. Information and the markets relating to investments that hold mortgage-related assets as collateral remain dynamic. There may be further declines in the value of these investments and the value of the collateral held by these entities. As a result, we may experience a reduction in value or loss of liquidity of other investments. In addition, should our other investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

We may be required to take further write-downs of goodwill and other intangible assets.
     As of January 31, 2008, we had $232.0 million of goodwill on our balance sheet. This amount primarily represents the remaining excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At January 31, 2008, we had $59.2 million of other intangible assets on our balance sheet. The amount primarily reflects purchased technology from our acquisitions. At January 31, 2008, goodwill and other intangible assets represented approximately 15.2% of our total assets. During the fourth quarter of 2005, we incurred a goodwill impairment charge of approximately $176.6 million and an impairment of other intangibles of $45.7 million. If we are required to record additional impairment charges related to goodwill and other intangible assets, such charges would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results could be materially adversely affected in such period.
Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report a report containing management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Compliance with these requirements has resulted in, and is likely to continue to result in, significant costs and the commitment of time and operational resources. Growth of our business, including our broader product portfolio and increased transaction volume, will necessitate ongoing changes to our internal control systems, processes and information systems. We are actively engaged in updating or reengineering certain important business processes to address the growth of our operations and to improve efficiency. Our increasingly global operations, including our development facility in India and offices abroad, pose additional challenges to our internal control systems as their operations become more significant. Each of these changes to our operations and our processes creates additional business risks. We cannot be certain that our current design for internal control over financial reporting will be sufficient to enable management or our independent registered public accounting firm to determine that our internal controls are effective for any period, or on an ongoing basis. If we or our independent registered public accounting firms are unable to assert that our internal controls over financial reporting are effective, our business may be harmed. Market perception of our financial condition and the trading price of our stock may be adversely affected, and customer perception of our business may suffer.
Obligations associated with our outstanding indebtedness on our convertible notes may adversely affect our business.
     At January 31, 2008, indebtedness on our outstanding convertible notes totaled $800 million in aggregate principal. Our indebtedness and repayment obligations could have important negative consequences, including:
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

     The efficient operation of our business is dependent on the successful operation of our information systems. In particular, we rely on our information systems to process financial information, manage inventory and administer our sales transactions. In an effort to improve the efficiency of our operations, achieve greater automation and support the growth of our business, we are in the process of upgrading certain information systems and have recently implemented a new version of our Oracle management information system. We anticipate that we will have to modify a number of operational processes and internal control procedures as a result of this upgrade. Any material disruption, malfunction or similar problems with our information systems could have a negative effect on our business and results of operations in the period affected. In addition, in recent years, we have experienced a considerable growth in transaction volume, headcount and reliance upon international resources in our operations. Our information systems need to be sufficiently scalable to support the continued growth of our operations and the efficient management of our business. If our information system resources are inadequate, we may be required to undertake costly upgrades and the growth of our business could be harmed.
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
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.

Item 6. Exhibits

Exhibit	Description

2.1(1)	Agreement and Plan of Merger, dated January 22, 2008, among Ciena Corporation, Wolverine Acquisition Subsidiary, Inc., World Wide Packets, Inc. and Daniel Reiner, as Stockholders Representative.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents management contract or compensatory plan or arrangement
(1)	Incorporated by reference to Exhibit 2.1 of Ciena’s Current Report on Form 8-K filed on January 24, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIENA CORPORATION
Date: March 7, 2008	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date: March 7, 2008	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)