Form 10-Q
period 2008-04-30
CIENA CORP
filed 2008-06-06
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 30, 2008
common stock, $.01 par value	90,154,787

CIENA CORPORATION
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended April 30,		Six Months Ended April 30,
	2007	2008	2007	2008
Revenues:
Products	$173,212	$216,181	$319,494	$417,971
Services	20,315	26,018	39,134	51,644

Total revenue	193,527	242,199	358,628	469,615

Costs:
Products	91,319	96,041	166,298	187,428
Services	20,378	18,562	36,872	38,022

Total cost of goods sold	111,697	114,603	203,170	225,450

Gross profit	81,830	127,596	155,458	244,165

Operating expense:
Research and development	31,642	44,628	61,495	80,072
Selling and marketing	30,182	38,591	55,057	72,199
General and administrative	11,707	16,650	21,998	39,278
Amortization of intangible assets	6,295	8,760	12,590	15,230
Restructuring recoveries	(734)	—	(1,200)	—

Total operating expense	79,092	108,629	149,940	206,779

Income from operations	2,738	18,967	5,518	37,386
Interest and other income, net	16,897	8,487	31,742	27,569
Interest expense	(6,148)	(1,861)	(12,296)	(9,219)

Income before income taxes	13,487	25,593	24,964	55,736
Provision for income taxes	477	1,833	898	3,169

Net income	$13,010	$23,760	$24,066	$52,567

Basic net income per common share	$0.15	$0.27	$0.28	$0.60

Diluted net income per potential common share	$0.14	$0.23	$0.27	$0.51

Weighted average basic common shares outstanding	85,198	89,102	85,076	88,155

Weighted average dilutive potential common shares outstanding	93,737	110,770	93,491	110,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31,	April 30,
	2007	2008
ASSETS

Current assets:
Cash and cash equivalents	$892,061	$963,852
Short-term investments	822,185	69,768
Accounts receivable, net	104,078	132,065
Inventories	102,618	125,406
Prepaid expenses and other	47,817	42,291

Total current assets	1,968,759	1,333,382
Long-term investments	33,946	25,641
Equipment, furniture and fixtures, net	46,671	55,593
Goodwill	232,015	455,138
Other intangible assets, net	67,144	113,383
Other long-term assets	67,738	72,634

Total assets	$2,416,273	$2,055,771

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$55,389	$69,953
Accrued liabilities	90,922	94,489
Restructuring liabilities	1,026	761
Income taxes payable	7,768	1,999
Deferred revenue	33,025	43,535
Convertible notes payable	542,262	—

Total current liabilities	730,392	210,737
Long-term deferred revenue	30,615	36,478
Long-term restructuring liabilities	3,662	3,467
Other long-term obligations	1,450	7,827
Convertible notes payable	800,000	800,000

Total liabilities	1,566,119	1,058,509

Commitments and contingencies
Stockholders’ equity:
Preferred stock — par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock — par value $0.01; 140,000,000 and 290,000,000 shares authorized; 86,752,069 and 90,129,543 shares issued and outstanding	868	901
Additional paid-in capital	5,519,741	5,612,310
Changes in unrealized gains on investments, net	350	146
Translation adjustment	(1,593)	410
Accumulated deficit	(4,669,212)	(4,616,505)

Total stockholders’ equity	850,154	997,262

Total liabilities and stockholders’ equity	$2,416,273	$2,055,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended April 30,
	2007	2008
Cash flows from operating activities:
Net income	$24,066	$52,567
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount on marketable securities	(3,052)	(1,632)
Depreciation and amortization of leasehold improvements	6,298	8,567
Share-based compensation	8,937	15,752
Amortization of intangibles	14,525	17,165
Deferred tax provision	—	1,296
Provision for doubtful accounts receivable	—	55
Provision for inventory excess and obsolescence	6,385	10,540
Provision for warranty	7,111	7,083
Other	872	2,373
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(38,323)	(25,990)
Inventories	(19,090)	(20,456)
Prepaid expenses and other	(12,173)	5,816
Accounts payable and accruals	17,741	7,883
Income taxes payable	498	(5,656)
Deferred revenue and other obligations	19,492	13,202

Net cash provided by operating activities	33,287	88,565

Cash flows from investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(14,438)	(14,172)
Restricted cash	(5,549)	(4,929)
Purchase of available for sale securities	(213,219)	—
Proceeds from maturities of available for sale securities	444,126	762,150
Minority equity investments, net	(181)	—
Acquisition of business, net of cash acquired	—	(209,965)

Net cash provided by investing activities	210,739	533,084

Cash flows from financing activities:
Repayment of 3.75% convertible notes payable at maturity	—	(542,262)
Repayment of indebtedness of acquired business	—	(12,363)
Proceeds from issuance of common stock	6,116	4,578

Net cash provided by (used in) financing activities	6,116	(550,047)

Effect of exchange rate changes on cash and cash equivalents	—	189
Net increase in cash and cash equivalents	250,142	71,602
Cash and cash equivalents at beginning of period	220,164	892,061

Cash and cash equivalents at end of period	$470,306	$963,852

Non-cash investing and financing activities
Purchase of equipment in accounts payable	$—	$1,923
Value of common stock issued in acquisition	$—	$62,359
Fair value of vested options assumed in acquisition	$—	$9,912
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIENA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) INTERIM FINANCIAL STATEMENTS
     The interim financial statements included herein for Ciena Corporation (“Ciena”) have been prepared by Ciena, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments that Ciena considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial position of Ciena at the date of the interim balance sheets. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 31, 2007 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, Ciena believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with Ciena’s audited consolidated financial statements and notes thereto included in Ciena’s annual report on Form 10-K for the fiscal year ended October 31, 2007.
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
Goodwill and Other Intangible Assets
     Ciena has recorded goodwill and purchased intangible assets as a result of several acquisitions. Ciena accounts for goodwill in accordance with SFAS 142 “Goodwill and Other Intangible Assets,” which requires Ciena to test each reporting unit’s goodwill for impairment on an annual basis, which Ciena has determined to be the last business day of its fiscal September each year. Ciena operates its business and tests its goodwill for impairment as a single reporting unit. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value.
     Purchased finite-lived intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally three to seven years, which approximates the use of intangible assets. Impairments of intangibles assets are determined in accordance SFAS 144.
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
     Historically, a large percentage of Ciena’s revenue has been the result of sales to a small number of communications service providers. Consolidation among Ciena’s customers has increased this concentration. Consequently, Ciena’s accounts receivable are concentrated among these customers. See Notes 6 and 17 below.
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
     Arrangements with customers may include multiple deliverables, including any combination of equipment, services and software. If multiple element arrangements include software or software-related elements, Ciena applies the provisions of SOP 97-2 to determine the amount of the arrangement fee to be allocated to those separate units of accounting. Multiple element arrangements that include software are separated into more than one unit of accounting if the functionality of the delivered element(s) is not dependent on the undelivered element(s), there is vendor-specific objective evidence of the fair value of the undelivered element(s), and general revenue recognition criteria related to the delivered element(s) have been met. The amount of product and services revenue recognized is affected by Ciena’s judgments as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists. Changes to the elements in an arrangement and Ciena’s ability to establish vendor-specific objective evidence for those elements could affect the timing of revenue recognition. For all other deliverables, Ciena applies the provisions of Emerging Issues Task Force (EITF) No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 allows for separation of elements into more than one unit of accounting if the delivered element(s) have value to the customer on a stand-alone basis, objective and reliable evidence of fair value exists for the undelivered element(s), and delivery of the undelivered element(s) is probable and substantially in Ciena’s control. Revenue is allocated to each unit of accounting based on the relative fair value of each accounting unit or using the residual method if objective evidence of fair value does not exist for the delivered element(s). The revenue recognition criteria described above are applied to each separate unit of accounting. If these criteria are not met, revenue is deferred until the criteria are met or the last element has been delivered.
Warranty Accruals
     Ciena provides for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. Estimated warranty costs include material costs, technical support labor costs and associated overhead. The warranty liability is included in cost of goods sold and determined based upon actual warranty cost experience, estimates of component failure rates and management’s industry experience. Ciena’s sales contracts do not permit the right of return of product by the customer after the product has been accepted.
Accounts Receivable, Net
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
Income Taxes
     Ciena adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes,” after the end of fiscal 2007. The adoption of FIN 48 resulted in Ciena’s recognition of a cumulative effect adjustment that was accounted for as an increase of $0.1 million to retained earnings, a decrease of $0.1 million to income taxes payable and the reclassification of $6.0 million from current income taxes payable to other long-term liabilities as of November 4, 2007. The total amount of unrecognized tax benefits as of the beginning of fiscal 2008 was $6.0 million, which includes $1.0 million of interest and some minor penalties. All of the unrecognized tax benefits, if recognized, would decrease the effective income tax rate. During the six months ended April 30, 2008, there has been no significant change in the unrecognized tax benefits. Ciena has reviewed its uncertain income tax positions in accordance with FIN 48 and currently estimates no material changes in the unrecognized income tax benefits in the next twelve months.
     Ciena historically classified interest and penalties related to unrecognized income tax benefits as a component of income tax expense. With the adoption of FIN 48, Ciena is maintaining its historical method of accruing interest and penalties associated with unrecognized tax benefits as a component of tax expense.
     In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. In addition, tax authorities periodically audit Ciena’s income tax returns. These audits examine significant tax filing positions, including the timing and amounts of deductions and the allocation of income tax expenses among tax jurisdictions. Ciena’s major tax jurisdictions include the United States and the United Kingdom, with open tax years beginning with fiscal year 2004 and 2002 respectively.
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
     In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” This staff position amends SFAS 157 to remove certain leasing transactions from its scope. Also in February 2008 the FASB issued FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157.” This staff position delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. Ciena is currently evaluating the impact the adoption of these staff positions could have on its financial condition, results of operations and cash flows.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS 159 permits an entity to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Ciena is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.
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

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Ciena is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.
     In December 2007, the FASB issued SFAS 141(R), a revised version of SFAS 141, “Business Combinations.” The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles (GAAP) with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Ciena is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows. Its effect will depend on the nature and significance of any acquisitions subject to this statement.
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. Ciena is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.
     In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the accounting principles to be used. Any effect of applying the provisions of this statement will be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Ciena is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.
     In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion.” APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. Ciena is currently evaluating the impact of the adoption of this position could have on its financial condition, results of operations and cash flows.
(3) BUSINESS COMBINATIONS
     On March 3, 2008, Ciena completed its acquisition of World Wide Packets, Inc. (“World Wide Packets” or “WWP”) pursuant to the terms of an Agreement and Plan of Merger dated January 22, 2008 (the “Merger Agreement”) by and among Ciena, World Wide Packets, Wolverine Acquisition Subsidiary, Inc., a wholly owned subsidiary of Ciena (“Merger Sub”), and Daniel Reiner, as shareholders’ representative. Pursuant to the Merger Agreement, on March 3, 2008, Merger Sub was merged with and into World Wide Packets, with World Wide Packets continuing as the surviving corporation and a wholly owned subsidiary of Ciena. World Wide Packets is a supplier of communications network equipment that enables the cost-effective delivery of a wide variety of carrier Ethernet-based services. Prior to the acquisition, World Wide Packets was a privately held company. Ciena’s results of operations for the quarter and six months ended April 30, 2008 in this report include the operations of World Wide Packets beginning on March 3, 2008, the effective date of the acquisition.
     Upon the closing of the acquisition, all of the outstanding shares of World Wide Packets common stock and preferred stock were exchanged for approximately 2.5 million shares of Ciena common stock and approximately $196.7 million in cash. Of this amount, $20.0 million in cash and 340,000 shares of Ciena common stock were placed into escrow for a period of one year as security for the indemnification obligations of World Wide Packets’ shareholders under the Merger Agreement. Upon the closing, Ciena also assumed all then outstanding World Wide Packets options and exchanged them for options to acquire approximately 0.9 million shares of Ciena common stock. Under the Merger Agreement, Ciena also agreed to indemnify certain officers and directors of World Wide Packets against third-party claims arising out of their employment relationship. Ciena has determined the fair value of this indemnification obligation to be insignificant.
     The following table summarizes the purchase price for the acquisition (in thousands):

Amount
Cash	$196,668
Acquisition-related costs	14,133
Value of common stock issued	62,359
Fair value of vested options assumed	9,912

Total purchase price	$283,072

     The value of Ciena common stock issued in the acquisition was based on the average closing price of Ciena’s common stock for the two trading days prior to, the date of, and the two trading days after the announcement of the acquisition. The fair value of the vested options assumed was determined using the Black-Scholes option-pricing model.
     The acquisition has been accounted for under the purchase method of accounting which requires the total purchase price to be allocated to the acquired assets and assumed liabilities based on their estimated fair values. The purchase price in excess of the amounts assigned to acquired tangible or intangible assets and assumed liabilities is recognized as goodwill. Amounts allocated to goodwill are not tax deductible. As set forth below, Ciena recorded acquired, finite-lived intangible assets related to developed technology, customer relationships, customer contracts and customer order backlog. The following table summarizes the allocation of the acquisition purchase price based on the estimated fair value of the acquired assets and assumed liabilities (in thousands):

Amount
Cash	$836
Accounts receivable	2,052
Inventory	12,872
Equipment, furniture and fixtures	3,269
Other tangible assets	2,003
Developed technology	42,400
Covenants not to compete	3,200
Customer relationships, outstanding purchase orders and contracts	19,100
Goodwill	223,123
Accounts payable and accrued liabilities	(13,420)
Promissory notes and loans payable	(12,363)

Total purchase price allocation	$283,072

     Under purchase accounting rules, Ciena revalued the acquired finished goods inventory to fair value, which is defined as the estimated selling price less the sum of (a) costs of disposal, and (b) a reasonable profit allowance for Ciena’s selling effort. This revaluation resulted in an increase in inventory carrying value of approximately $5.3 million for marketable inventory slightly offset by a decrease of $0.7 million for unmarketable inventory.
     Developed technology represents purchased technology which has reached technological feasibility and for which World Wide Packets had substantially completed development as of the date of acquisition. Fair value is determined using future discounted cash flows related to the projected income stream of the developed technology for a discrete projection period. Cash flows are discounted to their present value. Developed technology will be amortized on a straight line basis over its estimated useful life of 4 years to 6 years.
     Covenants not to compete represent agreements entered into with key employees of World Wide Packets. Covenants not to compete will be amortized on a straight line basis over estimated useful lives of 3.5 years.
     Customer relationships, outstanding purchase orders and contracts represent agreements with existing World Wide Packets’ customers are expected to have estimated useful lives of 4 months to 6 years.
     The following unaudited pro forma financial information summarizes the results of operations for the periods indicated as if Ciena’s acquisition of World Wide Packets had been completed as of the beginning of each of the periods presented. These pro forma amounts (in thousands, except per share data) do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future.

	Quarter Ended April 30,		Six Months Ended April 30,
	2007	2008	2007	2008
Pro forma revenue	$198,825	$242,768	$367,083	$476,265

Pro forma net income	$1,201	$18,244	$1,586	$34,469

Pro forma basic net income per common share	$0.01	$0.20	$0.02	$0.38

Pro forma diluted net income per potential common share	$0.01	$0.18	$0.02	$0.34

(4) RESTRUCTURING COSTS
     Ciena has previously taken actions to align its workforce, facilities and operating costs with perceived market and business opportunities. Ciena historically has committed to a restructuring plan and has incurred the associated liability concurrently in accordance with the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The following table sets forth the activity and balances of the restructuring liability accounts for the six months ended April 30, 2008 (in thousands):

Consolidation
of excess
facilities
Balance at October 31, 2007	$4,688
Cash payments	(460)

Balance at April 30, 2008	$4,228

Current restructuring liabilities	$761

Non-current restructuring liabilities	$3,467

     The following table sets forth the activity and balances of the restructuring liability accounts for the six months ended April 30, 2007 (in thousands):

			Consolidation
	Workforce		of excess
	reduction		facilities		Total
Balance at October 31, 2006	$—		$35,634		$35,634
Additional liability recorded	72	(a)	—		72
Adjustment to previous estimates	—		(1,272	) (b)	(1,272)
Cash payments	(72)		(4,603)		(4,675)

Balance at April 30, 2007	$—		$29,759		$29,759

Current restructuring liabilities	$—		$7,065		$7,065

Non-current restructuring liabilities	$—		$22,694		$22,694

(a)	During the first quarter of fiscal 2007, Ciena recorded a charge of $0.1 million related to other costs associated with a previous workforce reduction.

(b)	During the first quarter of fiscal 2007, Ciena recorded an adjustment of $0.5 million related to costs associated with previously restructured facilities. During the second quarter of fiscal 2007, Ciena recorded an adjustment of $0.8 million related to its return to use of a facility that had been previously restructured.

(5) MARKETABLE DEBT SECURITIES
     As of the dates indicated, short-term and long-term investments in marketable debt securities are comprised of the following (in thousands):

	April 30, 2008
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Corporate bonds	$33,926	$98	$—	$34,024
Asset backed obligations	32,696	92	46	32,742
Commercial paper	25,641	—	—	25,641
US government obligations	3,000	2	—	3,002

	$95,263	$192	$46	$95,409

Included in short-term investments	69,622	192	46	69,768
Included in long-term investments	25,641	—	—	25,641

	$95,263	$192	$46	$95,409

	October 31, 2007
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Corporate bonds	$258,904	$252	$42	$259,114
Asset backed obligations	121,274	136	44	121,366
Commercial paper	198,407	—	—	198,407
US government obligations	31,186	55	—	31,241
Certificate of deposits	246,003	—	—	246,003

	$855,774	$443	$86	$856,131

Included in short-term investments	821,828	443	86	822,185
Included in long-term investments	33,946	—	—	33,946

	$855,774	$443	$86	$856,131

     Estimated fair value of commercial paper at October 31, 2007 and April 30, 2008 includes investments in SIV Portfolio plc (formerly known as Cheyne Finance plc) and Rhinebridge LLC, two structured investment vehicles (SIVs) that entered into receivership during the fourth quarter of fiscal 2007 and failed to make payment at maturity. Due to the mortgage-related assets that they hold, these entities have been exposed to adverse market conditions that have affected their collateral and their ability to access short-term funding. Based on Ciena’s assessment of fair value, as of October 31, 2007, Ciena recognized losses of $13.0 million related to these investments during the fourth quarter of fiscal 2007. Giving effect to these losses, Ciena’s investment portfolio at October 31, 2007 included an estimated fair value of $33.9 million in commercial paper issued by these entities. At April 30, 2008, commercial paper issued by these entities had a carrying value of $25.6 million, with the $8.3 million reduction reflecting the aggregate cash proceeds received from these SIVs during the six-month period. There were no other changes relating to these investments or other events during the six months ended April 30, 2008 that resulted in a change in the carrying value of these investments. Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities and the liquidity of these investments. To the extent Ciena determines that a further decline in fair value is other-than-temporary, Ciena may recognize additional losses in future periods up to the aggregate amount of these investments.

     Gross unrealized losses related to marketable debt investments were primarily due to changes in interest rates. Ciena’s management has determined that the gross unrealized losses at April 30, 2008 are temporary in nature because Ciena has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. As of the dates indicated, gross unrealized losses were as follows (in thousands):

April 30, 2008
	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Asset backed obligations	$—	$1,674	$46	$2,720	$46	$4,394

	$—	$1,674	$46	$2,720	$46	$4,394

	October 31, 2007
	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Corporate bonds	$41	$50,152	$1	$2,999	$42	$53,151
Asset backed obligations	7	6,140	37	22,923	44	29,063

	$48	$56,292	$38	$25,922	$86	$82,214

The following table summarizes final legal maturities of debt investments at April 30, 2008 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$69,622	$69,768
Due in 1-2 years	25,641	25,641
Due in 2-5 years	—	—

	$95,263	$95,409

(6) ACCOUNTS RECEIVABLE
     As of April 30, 2008, three customers accounted for 27.5%, 14.9% and 10.3% of net accounts receivable, respectively. As of October 31, 2007, one customer accounted for 40.1% of net accounts receivable.
     Ciena’s allowance for doubtful accounts as of October 31, 2007 and April 30, 2008 was $0.1 million and $0.2 million, respectively.
(7) INVENTORIES
     As of the dates indicated, inventories are comprised of the following (in thousands):

	October 31,	April 30,
	2007	2008
Raw materials	$28,611	$21,294
Work-in-process	4,123	4,354
Finished goods	96,054	126,100

	128,788	151,748
Provision for excess and obsolescence	(26,170)	(26,342)

	$102,618	$125,406

     Ciena writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the first six months of fiscal 2008, Ciena recorded a provision for excess and obsolete inventory of $10.5 million, primarily related to changes in forecasted sales for certain products. Deductions from the provision for excess and obsolete inventory generally relate to disposal activities. The following table summarizes the activity in Ciena’s reserve for excess and obsolete inventory for the period indicated (in thousands):

Inventory Reserve
Reserve for balance as of October 31, 2007	$26,170
Provision for excess inventory	10,540
Inventory disposed	(10,368)

Reserve balance as of April 30, 2008	$26,342

     During the first six months of fiscal 2007, Ciena recorded a provision for excess and obsolete inventory of $6.4 million, primarily related to changes in forecasted sales for certain products. Deductions from the provision for excess and obsolete inventory generally relate to disposal activities. The following table summarizes the activity in Ciena’s reserve for excess and obsolete inventory for the period indicated (in thousands):

Inventory Reserve
Reserve for balance as of October 31, 2006	$22,326
Provision for excess inventory	6,385
Inventory disposed	(4,878)

Reserve balance as of April 30, 2007	$23,833

(8) PREPAID EXPENSES AND OTHER
     As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	October 31,	April 30,
	2007	2008
Interest receivable	$4,981	$694
Prepaid VAT and other taxes	18,092	14,508
Deferred deployment expense	6,237	5,921
Prepaid expenses	10,724	10,934
Restricted cash	3,994	7,667
Other non-trade receivables	3,789	2,567

	$47,817	$42,291

(9) EQUIPMENT, FURNITURE AND FIXTURES
     As of the dates indicated, equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,	April 30,
	2007	2008
Equipment, furniture and fixtures	$269,534	$284,329
Leasehold improvements	37,249	40,647

	306,783	324,976
Accumulated depreciation and amortization	(260,112)	(269,383)

	$46,671	$55,593

(10) OTHER INTANGIBLE ASSETS
     As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	October 31, 2007			April 30, 2008
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangible	Amortization	Intangible	Intangible	Amortization	Intangible
Developed technology	$145,073	$(104,822)	$40,251	$187,473	$(116,577)	$70,896

Patents and licenses	47,370	(31,708)	15,662	47,370	(34,830)	12,540
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	45,981	(34,750)	11,231	68,281	(38,334)	29,947

	$238,424		$67,144	$303,124		$113,383

     The aggregate amortization expense of other intangible assets was $7.2 million and $9.8 million for the quarters ended April 30, 2007 and 2008, respectively. The aggregate amortization expense of other intangible assets was $14.5 million and $17.2 million for the first six months of fiscal 2007 and 2008, respectively. During fiscal 2008, developed technology increased by $42.4 million and customer relationships, covenants not to compete, outstanding purchase order and contracts increased by $22.3 million due to Ciena’s acquisition of World Wide Packets. See Note 3 above. Accumulated amortization at April 30, 2008 reflects a $1.3 million decrease due to the recognition of deferred tax assets from prior acquisitions. Expected future amortization of other intangible assets for the fiscal years indicated is as follows (in thousands):

Period ended October 31,
2008 (remaining six months)	$20,791
2009	32,233
2010	27,412
2011	13,852
2012	9,473
Thereafter	9,622

$113,383

(11) OTHER BALANCE SHEET DETAILS
     As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	October 31,	April 30,
	2007	2008
Maintenance spares inventory, net	$20,816	$25,087
Deferred debt issuance costs	18,059	16,313
Investments in privately held companies	6,671	6,671
Restricted cash	19,499	20,755
Other	2,693	3,808

	$67,738	$72,634

     Deferred debt issuance costs are amortized using the straight line method which approximates the effect of the effective interest rate method on the maturity of the related debt. Amortization of debt issuance cost, which is included in interest expense, was $1.8 million and $1.7 million during the first six months of fiscal 2007 and fiscal 2008, respectively.
     As of the dates indicated, accrued liabilities are comprised of the following (in thousands):

	October 31,	April 30,
	2007	2008
Warranty	$33,580	$35,834
Accrued compensation, payroll related tax and benefits	32,053	36,062
Accrued interest payable	6,998	1,689
Other	18,291	20,904

	$90,922	$94,489

     The following table summarizes the activity in Ciena’s accrued warranty for the fiscal years indicated (in thousands):

Six months ended	Beginning			Balance at
April 30,	Balance	Provisions	Settlements	end of period
2007	$31,751	7,111	(5,394)	$33,468
2008	$33,580	7,083	(4,829)	$35,834
     As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	October 31,	April 30,
	2007	2008
Products	$13,208	$19,111
Services	50,432	60,902

	63,640	80,013
Less current portion	(33,025)	(43,535)

Long-term deferred revenue	$30,615	$36,478

(12) CONVERTIBLE NOTES PAYABLE
Ciena 3.75% Convertible Notes, due February 1, 2008
     During the first quarter of fiscal 2008, Ciena paid at maturity the remaining $542.3 million in aggregate principal amount on its 3.75% convertible notes. All of the notes were retired without conversion into common stock.
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
     Ciena used approximately $28.5 million of the net proceeds of this offering to purchase a call spread option on its common stock that is intended to limit exposure to potential dilution from the conversion of the notes. See Note 14 below for a description of this call spread option.
     The fair value of the outstanding $300.0 million in aggregate principal amount of 0.25% convertible senior notes was $304.5 million, based on the quoted market price for the notes on the last trading day of Ciena’s second quarter of fiscal 2008.
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
     Ciena used approximately $42.5 million of the net proceeds of this offering to purchase a call spread option on its common stock that is intended to limit exposure to potential dilution from conversion of the notes. See Note 14 below for a description of this call spread option.
     The fair value of the outstanding $500.0 million in aggregate principal amount of 0.875% convertible senior notes was $525.0 million, based on the quoted market price for the notes on the last trading day of Ciena’s second quarter of fiscal 2008.
(13) INCOME PER SHARE CALCULATION
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
Numerator

	Quarter Ended April 30,		Six Months Ended April 30,
	2007	2008	2007	2008
Net income	$13,010	$23,760	$24,066	$52,567
Add: Interest expense for 0.25% convertible senior notes	469	470	939	941
Add: Interest expense for 0.875% convertible senior notes	—	1,388	—	2,735

Net income used to calculate Diluted EPS	$13,479	$25,618	$25,005	$56,243

Denominator

	Quarter Ended April 30,		Six Months Ended April 30,
	2007	2008	2007	2008
Basic weighted average shares outstanding	85,198	89,102	85,076	88,155
Add: Shares underlying outstanding stock options, employees stock purchase plan options, warrants and restricted stock units	949	970	825	1,193
Add: Shares underlying 0.25% convertible senior notes	7,590	7,590	7,590	7,590
Add: Shares underlying 0.875% convertible senior notes	—	13,108	—	13,108

Dilutive weighted average shares outstanding	93,737	110,770	93,491	110,046

EPS

	Quarter Ended April 30,		Six Months Ended April 30,
	2007	2008	2007	2008
Basic EPS	$0.15	$0.27	$0.28	$0.60

Diluted EPS	$0.14	$0.23	$0.27	$0.51

Explanation of Shares Excluded due to Anti-Dilutive Effect
     For the periods indicated below, the weighted average number of shares set forth in the table below, underlying outstanding stock options, employee stock purchase plan options, restricted stock units, and warrants, is considered anti-dilutive because the exercise price of these equity awards is greater than the average per share closing price on the NASDAQ Stock Market during this period. In addition, the weighted average number of shares underlying Ciena’s previously outstanding 3.75% convertible notes, are considered anti-dilutive pursuant to SFAS 128 because the related interest expense on a per common share “if converted” basis exceeds Basic EPS for the period.

     The following table summarizes the shares excluded from the calculation of the denominator for Basic and Diluted EPS due to their anti-dilutive effect for the periods indicated (in thousands):
Shares excluded from EPS Denominator due to anti-dilutive effect

	Quarter Ended April 30,		Six Months Ended April 30,
	2007	2008	2007	2008
Shares underlying stock options, restricted stock units and warrants	4,345	5,278	4,266	3,980
3.75% convertible notes	742	—	742	377

Total excluded due to anti-dilutive effect	5,087	5,278	5,008	4,357

(14) STOCKHOLDERS’ EQUITY
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
(15) SHARE-BASED COMPENSATION EXPENSE
     Ciena has outstanding equity awards issued under its legacy equity plans and equity plans assumed as a result of previous acquisitions. In connection with its acquisition of World Wide Packets during the second quarter of fiscal 2008, Ciena assumed the World Wide Packets, Inc. 2000 Stock Incentive Plan and exchanged outstanding options at closing for options to acquire approximately 0.9 million shares of Ciena common stock. Ciena will make future equity awards exclusively from the 2008 Omnibus Incentive Plan and 2003 Employee Stock Purchase Plan described below.
Ciena Corporation 2008 Omnibus Incentive Plan
     The 2008 Omnibus Incentive Plan (the “2008 Plan”) was approved by Ciena’s Board of Directors on December 12, 2007 and became effective upon the approval of Ciena’s shareholders on March 26, 2008. The 2008 Plan has a ten year term. The 2008 Plan reserves eight million shares of common stock for issuance, subject to increase from time to time by the number of shares: (i) subject to outstanding awards granted under Ciena’s prior equity compensation plans that terminate without delivery of any stock (to the extent such shares would have been available for issuance under such prior plan), and (ii) subject to awards assumed or substituted in connection with the acquisition of another company.

     The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of Ciena. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs have a maximum term of ten years and their exercise price may not be less than 100% of fair market value on the date of grant. Repricing of stock options and SARs is prohibited without shareholder approval. Each share subject to an award other than stock options or SARs will reduce the number of shares available for issuance under the 2008 Plan by 1.6 shares. Certain change in control transactions may cause awards granted under the 2008 Plan to vest, unless the awards are continued or substituted for in connection with the transaction. As of April 30, 2008, there were 7.8 million shares authorized and available for issuance under the 2008 Plan.
     Stock Options
     Outstanding stock option awards to employees are generally subject to service-based vesting restrictions and vest incrementally over a four-year period. The following table is a summary of Ciena’s stock option activity for the periods indicated (shares in thousands):

		Weighted
		Average
	Options Outstanding	Exercise Price
Balance as of October 31, 2006	7,110	48.52
Granted	695	32.47
Exercised	(1,507)	23.04
Canceled	(427)	41.52

Balance as of October 31, 2007	5,871	53.67
Granted	480	33.70
Assumed	934	7.50
Exercised	(538)	7.21
Canceled	(245)	60.49

Balance as of April 30, 2008	6,502	$49.15

     The total intrinsic value of options exercised during the first six months of fiscal 2007 and fiscal 2008 was $2.3 million and $12.8 million, respectively. The weighted average fair value of each stock option granted by Ciena in the first six months of fiscal 2007 and 2008 was $15.77 and $16.95, respectively.
     The following table summarizes information with respect to stock options outstanding at April 30, 2008, based on Ciena’s closing stock price of $33.00 per share on the last trading day of Ciena’s second quarter of fiscal 2008 (shares and intrinsic value in thousands):

			Options Outstanding at April 30, 2008				Vested Options at April 30, 2008
				Weighted				Weighted
				Average				Average
				Remaining	Weighted			Remaining	Weighted
Range of			Number	Contractual	Average	Aggregate	Number	Contractual	Average	Aggregate
Exercise			of	Life	Exercise	Intrinsic	of	Life	Exercise	Intrinsic
Price			Shares	(Years)	Price	Value	Shares	(Years)	Price	Value
$ 0.01	-	$16.52	950	7.42	$9.40	$22,425	428	6.77	$10.85	$9,483
$ 16.53	-	$17.43	568	7.06	17.21	8,971	354	6.92	17.14	5,613
$ 17.44	-	$22.96	476	6.48	21.84	5,317	430	6.23	21.97	4,741
$ 22.97	-	$31.36	966	7.93	27.70	5,115	447	6.65	27.71	2,363
$ 31.72	-	$46.97	1,854	6.44	36.52	953	1,266	5.02	35.95	892
$ 46.98	-	$83.13	712	3.91	60.22	-	712	3.91	60.22	-
$ 83.14	-	$1,046.50	976	2.76	156.83	-	976	2.76	156.83	-

$ 0.01	-	$1,046.50	6,502	6.03	$49.15	$42,781	4,613	4.95	$59.41	$23,092

     Assumptions for Option-Based Awards under SFAS 123(R)
     Ciena recognizes the fair value of service-based options as stock-based compensation expense on a straight-line basis over the requisite service period. Ciena estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Quarter Ended April 30,		Six Months Ended April 30,
	2007	2008	2007	2008
Expected volatility	55.8%	53.0%	55.8%	53.0%
Risk-free interest rate	4.4% - 4.7%	2.7% - 3.2%	4.4% - 5.0%	2.7% - 3.6%
Expected life (years)	6.0 - 6.1	5.1 - 5.3	6.0 - 6.4	5.1 - 5.3
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
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

		Weighted
		Average
	Restricted	Grant Date	Aggregate
	Stock Units	Fair Value	Intrinsic
	Outstanding	Per Share	Value
Balance as of October 31, 2006	162	$22.99	$3,829
Granted	1,216
Vested	(176)
Canceled or forfeited	(67)

Balance as of October 31, 2007	1,135	27.94	53,236
Granted	1,388
Vested	(335)
Canceled or forfeited	(62)

Balance as of April 30, 2008	2,126	$31.32	$70,165

     The total fair value of restricted stock units that vested and were converted into common stock during the first six months of fiscal 2007 and fiscal 2008 was $2.5 million, and $11.3 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena in the first six months of fiscal 2007 and 2008 was $27.83 and $31.99, respectively.
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
2003 Employee Stock Purchase Plan
     In March 2003, Ciena shareholders approved the 2003 Employee Stock Purchase Plan (the “ESPP”), which has a ten-year term. At the 2005 annual meeting, Ciena shareholders approved an amendment increasing the number of shares available to 3.6 million and adopting an “evergreen” provision. On December 31 of each year, the number of shares available under the ESPP will increase by up to 0.6 million shares, provided that the total number of shares available shall not exceed 3.6 million. Pursuant to the evergreen provision, the maximum number of shares that may be added to the ESPP during the remainder of its ten-year term is 2.9 million.
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

	ESPP shares available for	Intrinisic value at
	issuance	exercise date
Balance as of October 31, 2006	2,976
Evergreen provision	571
Issued March 15, 2007	(119)	1,137
Issued September 14, 2007	(45)	581

Balance as of October 31, 2007	3,383
Evergreen provision	188
Issued March 15, 2008	(38)	$99

Balance as of April 30, 2008	3,533

     The amendments to the ESPP for offer periods on or after September 15, 2006 were intended to enable the ESPP to be considered a non-compensatory plan under FAS 123(R) for future offering periods. For offer periods that commenced prior to September 15, 2006, however, fair value is determined as of the grant date, using the graded vesting approach. Under the graded vesting approach, the 24-month ESPP offer period, which consists of four six-month purchase periods, is treated for valuation purpose as four separate option tranches with individual lives of six, 12, 18 and 24 months, each commencing on the initial grant date. Each tranche is expensed straight-line over its individual life. The final offer period prior to September 15, 2006 was completed during the second quarter of fiscal 2008.
Share-Based Compensation Recognized under SFAS 123(R)
     The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended April 30,		Six Months Ended April 30,
	2007	2008	2007	2008
Product costs	$362	$742	$583	$1,307
Service costs	285	392	478	638

Stock-based compensation expense included in cost of sales	647	1,134	1,061	1,945

Research and development	1,085	2,286	1,828	3,463
Sales and marketing	1,866	3,022	2,906	5,486
General and administrative	1,892	2,233	2,892	4,442

Stock-based compensation expense included in operating expense	4,843	7,541	7,626	13,391

Stock-based compensation expense capitalized in inventory, net	158	196	250	416

Total stock-based compensation	$5,648	$8,871	$8,937	$15,752

     As of April 30, 2008, total unrecognized compensation expense was: (i) $27.2 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 1.4 years; and (ii) $56.3 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.9 years.
(16) COMPREHENSIVE INCOME
     The components of comprehensive income were as follows (in thousands):

	Quarter Ended April 30,		Six Months Ended April 30,
	2007	2008	2007	2008
Net income	$13,010	$23,760	$24,066	$52,567
Change in unrealized loss on available-for-sale securities	769	(742)	264	(204)
Change in accumulated translation adjustments	(720)	716	(882)	2,003

Total comprehensive income	$13,059	$23,734	$23,448	$54,366

(17) ENTITY WIDE DISCLOSURES
     The following table reflects Ciena’s geographic distribution of revenue based on the location of the purchaser. Revenue attributable to geographic regions outside of the United States is reflected as “International” revenue, with any country accounting for greater than 10% of total revenue in the period specifically identified. For the periods below, Ciena’s geographic distribution of revenue was as follows (in thousands, except percentage data):

	Quarter Ended April 30,				Six Months Ended April 30,
	2007	%*	2008	%*	2007	%*	2008	%*
United States	$139,663	72.2	$169,373	69.9	$259,266	72.3	$338,891	72.2
United Kingdom	28,550	14.8	36,559	15.1	49,196	13.7	59,741	12.7
International	25,314	13.0	36,267	15.0	50,166	14.0	70,983	15.1

Total	$193,527	100.0	$242,199	100.0	$358,628	100.0	$469,615	100.0

*	Denotes % of total revenue

     The following table reflects Ciena’s geographic distribution of equipment, furniture and fixtures. Equipment, furniture and fixtures attributable to geographic regions outside of the United States are reflected as “International,” with any country attributable for greater than 10% of total equipment, furniture and fixtures specifically identified. For the periods below, Ciena’s geographic distribution of equipment, furniture and fixtures was as follows (in thousands, except percentage data):

	October 31,		April 30,
	2007	%*	2008	%*
United States	$38,391	82.3	$44,347	79.8
International	8,280	17.7	11,246	20.2

Total	$46,671	100.0	$55,593	100.0

*	Denotes % of total equipment, furniture and fixtures
     For the periods below, Ciena’s distribution of revenue was as follows (in thousands, except percentage data):

	Quarter Ended April 30,				Six Months Ended April 30,
	2007	%*	2008	%*	2007	%*	2008	%*
Converged Ethernet infrastructure	$160,425	82.9	$203,167	83.9	$297,298	82.9	$393,720	83.8
Ethernet service delivery	12,787	6.6	13,014	5.4	22,196	6.2	24,251	5.2
Global network services	20,315	10.5	26,018	10.7	39,134	10.9	51,644	11.0

Total	$193,527	100.0	$242,199	100.0	$358,628	100.0	$469,615	100.0

*	Denotes % of total revenue
     For the periods below, customers accounting for at least 10% of Ciena’s revenue were as follows (in thousands, except percentage data):

	Quarter Ended April 30,					Six Months Ended April 30,
	2007	%*	2008		%*	2007	%*	2008	%*
Company A	$26,214	13.5	$	n/a	—	$57,206	16.0	$59,880	12.8
Company B	n/a	—		31,132	12.9	n/a	—	47,140	10.0
Company C	n/a	—		27,622	11.4	37,088	10.3	n/a	—
Company D	27,590	14.3		n/a	—	n/a	—	n/a	—
Company E	39,519	20.4		67,914	28.0	71,475	19.9	129,692	27.6

Total	$93,323	48.2		$126,668	52.3	$165,769	46.2	$236,712	50.4

n/a	Denotes revenue representing less than 10% of total revenue for the period

*	Denotes % of total revenue

(18) CONTINGENCIES
Foreign Tax Contingencies
     Ciena has received assessment notices from the Mexican tax authorities asserting deficiencies in payments between 2001 and 2005 related primarily to income taxes and import taxes and duties. Ciena has filed judicial petitions appealing these assessments. As of October 31, 2007 and April 30, 2008, Ciena had accrued liabilities of $0.9 million and $1.1 million, respectively, related to these contingencies, which are reported as a component of other current accrued liabilities. As of April 30, 2008, Ciena estimates that it could be exposed to possible losses of up to $5.9 million, for which it has not accrued liabilities. Ciena has not accrued these liabilities because it does not believe that such losses are more likely than not to be incurred. Ciena continues to evaluate the likelihood of probable and reasonably possible losses, if any, related to these assessments. As a result, future increases or decreases to accrued liabilities may be necessary and will be recorded in the period when such amounts are probable and estimable.
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
     As a result of its June 2002 merger with ONI Systems Corp., Ciena became a defendant in a securities class action lawsuit filed in the United States District Court for the Southern District of New York in August 2001. The complaint named ONI, certain former ONI officers and certain underwriters of ONI’s initial public offering (IPO) as defendants and alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements in ONI’s registration statement and by engaging in manipulative practices to artificially inflate the ONI’s stock price after the IPO. The complaint also alleges that ONI and the named former officers violated the securities laws by failing to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The former ONI officers have been dismissed from the action without prejudice. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. No specific amount of damages has been claimed in this action. On August 14, 2007, the plaintiffs filed second amended complaints against the defendants in six focus cases selected from the consolidated cases (which cases do not include Ciena), as well as a set of amended master allegations against the other issuer defendants. On September 27, 2007, the plaintiffs filed a motion for class certification based on their amended complaints and allegations, which motion is still pending. On November 12, 2007, the defendants in the six focus cases moved to dismiss the amended complaints, which motion was denied by the district court on March 26, 2008. Due to the inherent uncertainties of litigation, Ciena cannot accurately predict the ultimate outcome of the matter at this time.

     On May 29, 2008, Graywire, LLC filed a complaint in the United States District Court for the Northern District of Georgia against Ciena and four other defendants, alleging, among other things, that certain of the parties’ products infringe U.S. Patent 6,542,673. The complaint, which has not yet been served upon Ciena, seeks injunctive relief and damages. Ciena believes that it has valid defenses to the lawsuit and intends to defend it vigorously.
     In addition to the matters described above, Ciena is a subject to various legal proceedings, claims and litigation arising in the ordinary course of its business. Ciena does not expect that the ultimate costs to resolve these matters will have a material effect on its results of operations, financial position or cash flows.
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
Overview
     Ciena Corporation is a supplier of communications networking equipment, software and services that support the transport, switching, aggregation and management of voice, video and data traffic. Our products are used, individually or as part of an integrated solution, in communications networks operated by telecommunications service providers, cable operators, governments and enterprises around the globe. Our products facilitate the cost-effective delivery of enterprise and consumer-oriented communication services. Through our FlexSelect™ Architecture, we specialize in transitioning legacy communications networks to converged, next-generation architectures, better able to handle increased traffic and to deliver more efficiently a broader mix of high-bandwidth communications services. Our Ethernet service delivery products include carrier-class solutions for delivering consumer and enterprise services across both fiber and copper-based access networks and allow service providers to provide Ethernet services over existing TDM-based access networks. By improving network productivity, reducing costs and enabling integrated service offerings, our converged Ethernet infrastructure and Ethernet service delivery products create business and operational value for our customers.
Acquisition of World Wide Packets
     On March 3, 2008, we completed our acquisition of World Wide Packets, Inc. (“WWP”), a provider of communications network equipment that enables the cost-effective delivery of a variety of carrier Ethernet-based services. WWP designs products for the access and aggregation tiers of communications networks, and its products are typically deployed in metro and access networks. We believe that this transaction will improve our time to market with carrier Ethernet products and allow us to reach new customers and customer segments, while strengthening our position within existing customer networks. We also believe that this acquisition will enable us to penetrate additional application segments, including Ethernet business services, wireless backhaul, and Ethernet infrastructure for high-bandwidth services such as IPTV and triple play.
     Upon the closing of the acquisition, all of the outstanding common stock and preferred stock of WWP was exchanged for approximately 2.5 million shares of Ciena common stock and approximately $196.7 million in cash. Of this amount, 340,000 shares of Ciena common stock and $20.0 million in cash were placed into escrow for a period of one year as security for the indemnification obligations of WWP shareholders under the merger agreement. Ciena also assumed all then outstanding WWP employee stock options and exchanged them for options to acquire approximately 0.9 million shares of Ciena common stock. See Note 3 to the financial statements included in Item 1 of Part 1 of this report for additional information related to the acquisition and the consideration paid, and “Risk Factors” in Item 1A of Part II of this report, for a discussion of certain risks associated with this transaction.

     As a result of this acquisition, we recorded $223.1 million in goodwill and $64.7 million in other intangible assets. We will amortize the other intangible assets over their useful lives. See “Critical Accounting Policies and Estimates — Goodwill” and “—Intangibles” below for information relating to these items and our test for impairment. Under purchase accounting rules, we revalued the acquired WWP finished goods inventory to fair value at the time of the acquisition. This revaluation increased marketable inventory carrying value by approximately $5.3 million. Of this amount, we recognized $1.1 million as an increase in cost of goods sold during the second quarter of fiscal 2008, with the balance expected to be recognized during the remainder of fiscal 2008. See Note 3 to the financial statements included in Item 1 of Part 1 of this report for additional information. We expect that our acquisition of WWP will be dilutive to our fiscal 2008 earnings.
Financial Results
     Revenue for the second quarter of fiscal 2008 was $242.2 million, representing a 6.5% increase from $227.4 million for the first quarter of fiscal 2008 and a 25.1% increase from $193.5 million for second quarter of fiscal 2007. Our international revenue increased from $57.9 million, or 25.5% of revenue in the first quarter of fiscal 2008, to $72.8 million, or 30.1% of revenue in the second quarter of fiscal 2008. We believe that our FlexSelect Architecture and Ethernet/IP-related enhancements to our product portfolio have enabled us to benefit from both increasing network capacity requirements and investments by our customers in transitioning to more efficient and economical communications network architectures. Network capacity requirements have increased with the growth in reliance by consumers and enterprises upon high-bandwidth applications and services. The resulting broader mix of high-volume traffic is driving a transition from legacy network infrastructures to more efficient, simplified, Ethernet-based network architectures. Our acquisition of World Wide Packets and expanded research and development investment across our portfolio are part of our strategy to capitalize on the transition to Ethernet-based network architectures.
     Three customers each accounted for more than 10% of our revenue and together represented 52.3% of our revenue for the second quarter of fiscal 2008. While we believe this illustrates our success in leveraging our incumbent position within our large carrier customers, the resulting concentration of revenue among a relatively small number of customers increases the risk of quarterly fluctuations in our revenue and operating results. The timing and size of equipment orders, our ability to deliver products to fulfill those orders, and the timing of product acceptance for revenue recognition all contribute to and can cause fluctuations in our revenue and operating results on a quarterly basis. Concentrations in revenue exacerbate our exposure to reductions in spending or changes in network strategy involving one or more of our significant customers.
     Gross margin for the second quarter was 52.7%, up from 51.3% for the first quarter of fiscal 2008 and 42.3% in the second quarter of fiscal 2007. For the second quarter of fiscal 2008, product gross margin was 55.6% and services gross margin was 28.7%. Increased gross margin for the second quarter reflects favorable product and customer mix and an improvement in service gross margin. We expect gross margin to decline slightly during the third quarter of fiscal 2008, in part due to the negative effect of the revaluation of the acquired WWP inventory described above. Gross margin continues to be susceptible to quarterly fluctuation due to a number of factors, including product and customer mix during the period, our ability to drive further product cost reductions, the level of pricing pressure we encounter, the effect of our services gross margin, the introduction of new products or entry into new markets, charges for excess and obsolete inventory and changes in warranty costs.
     Operating expense for the second quarter of fiscal 2008 was $108.6 million, an increase from $98.2 million in the first quarter of fiscal 2008 and $79.1 million in the second quarter of fiscal 2007. Operating expense for the first quarter of fiscal 2008 included a $7.7 million patent litigation settlement. Increased operating expense reflects higher employee costs, relating to significant headcount growth and increased share-based compensation expense, and additional expense due to our acquisition of WWP during the second quarter of fiscal 2008. Increased operating expense also reflects additional expense relating to our acceleration of research and development initiatives that seek to expand our addressable market and extend the portfolio of our recently acquired WWP products. We expect our ongoing operating expense to increase during fiscal 2008 to fund research and development and hire additional sales and administrative resources to support the growth of our business.
     Income from operations increased from $18.4 million during the first quarter of fiscal 2008 to $19.0 million in the second quarter of fiscal 2008.
     On February 1, 2008, we paid the remaining principal balance of $542.3 million upon maturity of our 3.75% convertible notes. On March 3, 2008, we paid approximately $210.8 million in cash consideration and acquisition-related expenses in connection with our acquisition of WWP. Lower cash balances resulting from the payments above, together with lower interest rates, resulted in a $10.6 million sequential decrease in interest and other income, net from the first to the second quarter of fiscal 2008. This decline was partially offset by a $5.5 million decrease in interest expense from the first to the second quarter of fiscal 2008. Consequently, net income decreased from $28.8 million, or $0.28 per diluted share, for the first quarter of fiscal 2008, to $23.8 million, or $0.23 per diluted share for the second quarter of fiscal 2008. Due to lower cash balances and reduced interest rates, we expect our interest income to decrease during the remainder of fiscal 2008.

     We generated $74.9 million in cash from operations during the second quarter of fiscal 2008, consisting of $57.7 million in cash from net income (adjusted for non-cash charges) and $17.2 million resulting from changes in working capital. This compares with $13.7 million in cash from operations during the first quarter of fiscal 2008, consisting of $56.1 million in cash from net income (adjusted for non-cash charges) and a $42.4 million net use of cash resulting from changes in working capital.
     We had $963.9 million in cash and cash equivalents and $95.4 million short-term and long-term investments in marketable debt securities at April 30, 2008. See “Critical Accounting Policies and Estimates — Investments” below for information relating to the loss we recognized during the fourth quarter of 2007 related to our investments in commercial paper issued by two structured investment vehicles and the remaining $25.6 million included in long-term investments at April 30, 2008 related to these investments.
     As of April 30, 2008 head count was 2,119, an increase from 1,853 at January 31, 2008 and 1,638 at April 30, 2007.
Potential Release of Deferred Tax Valuation Allowance
     Because of our losses in prior periods, we have provided a valuation allowance fully offsetting our gross deferred tax assets of $1.2 billion. See “Critical Accounting Policies and Estimates — Deferred Tax Valuation Allowance” for a discussion of this valuation allowance. We believe it is likely that we will release all, or a significant portion of this valuation allowance in the fourth quarter of fiscal 2008, although the exact timing is subject to change based on the level of profitability that we are able to achieve for the remainder of fiscal 2008 and our visibility into future period results. We expect that a significant portion of the release of the valuation allowance will be recorded as an income tax benefit at the time of release, significantly increasing our reported net income. Because we expect our recorded tax rate to increase in subsequent periods following any significant release of the valuation allowance, our net income would be affected in periods following the release. Any valuation allowance release will not affect the amount of cash paid for income taxes.
Results of Operations
     Our results of operations for the quarter and six months ended April 30, 2008 include the operations of World Wide Packets beginning on March 3, 2008, the effective date of the acquisition.
In this report we discuss our revenue in three major groupings as follows:
1.	Converged Ethernet Infrastructure. This group incorporates our transport and switching products and packet interworking products and related software.

2.	Ethernet Service Delivery. Formerly known as “Ethernet access,” this group has been renamed and includes our broadband access products, Ethernet access products and recently acquired WWP products, including the related software.

3.	Global Network Services. This group reflects deployment, support and training activities.
     Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees, direct technical support costs, cost of excess and obsolete inventory and overhead related to manufacturing, technical support, and engineering, furnishing and installation (“EF&I”) operations.

Three months ended April 30, 2007 compared to three months ended April 30, 2008
Revenue, cost of goods sold and gross profit
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Quarter Ended April 30,				Increase
	2007	%*	2008	%*	(decrease)	%**
Revenue:
Products	$173,212	89.5	$216,181	89.3	$42,969	24.8
Services	20,315	10.5	26,018	10.7	5,703	28.1

Total revenue	193,527	100.0	242,199	100.0	48,672	25.1

Costs:
Products	91,319	47.2	96,041	39.7	4,722	5.2
Services	20,378	10.5	18,562	7.7	(1,816)	(8.9)

Total cost of goods sold	111,697	57.7	114,603	47.3	2,906	2.6

Gross profit	$81,830	42.3	$127,596	52.7	$45,766	55.9

*	Denotes % of total revenue

**	Denotes % change from 2007 to 2008
     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit for the periods indicated:

	Quarter Ended April 30,				Increase
	2007	%*	2008	%*	(decrease)	%**
Product revenue	$173,212	100.0	$216,181	100.0	$42,969	24.8
Product cost of goods sold	91,319	52.7	96,041	44.4	4,722	5.2

Product gross profit	$81,893	47.3	$120,140	55.6	$38,247	46.7

*	Denotes % of product revenue

**	Denotes % change from 2007 to 2008
     The table below (in thousands, except percentage data) sets forth the changes in services revenue, services cost of goods sold and services gross profit for the periods indicated:

	Quarter Ended April 30,				Increase
	2007	%*	2008	%*	(decrease)	%**
Services revenue	$20,315	100.0	$26,018	100.0	$5,703	28.1
Services cost of goods sold	20,378	100.3	18,562	71.3	(1,816)	(8.9)

Services gross profit	$(63)	(0.3)	$7,456	28.7	$7,519	(11,934.9)

*	Denotes % of services revenue

**	Denotes % change from 2007 to 2008

     The table below (in thousands, except percentage data) sets forth the changes in distribution of revenue for the periods indicated:

	Quarter Ended April 30,				Increase
	2007	%*	2008	%*	(decrease)	%**
Converged ethernet infrastructure	$160,425	82.9	$203,167	83.9	$42,742	26.6
Ethernet service delivery	12,787	6.6	13,014	5.4	227	1.8
Global network services	20,315	10.5	26,018	10.7	5,703	28.1

Total	$193,527	100.0	$242,199	100.0	$48,672	25.1

*	Denotes % of total revenue

**	Denotes % change from 2007 to 2008
     Revenue from sales to customers outside of the United States is reflected as “International” in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Quarter Ended April 30,				Increase
	2007	%*	2008	%*	(decrease)	%**
United States	$139,663	72.2	$169,373	69.9	$29,710	21.3
International	53,864	27.8	72,826	30.1	18,962	35.2

Total	$193,527	100.0	$242,199	100.0	$48,672	25.1

*	Denotes % of total revenue

**	Denotes % change from 2007 to 2008
     Certain customers each accounted for at least 10% of our revenue for the periods indicated (in thousands, except percentage data) as follows:

	Quarter Ended April 30,
	2007	%*	2008		%*
Company A	$26,214	13.5	$	n/a	—
Company B	n/a	—		31,132	12.9
Company C	n/a	—		27,622	11.4
Company D	27,590	14.3		n/a	—
Company E	39,519	20.4		67,914	28.0

Total	$93,323	48.2		$126,668	52.3

n/a	Denotes revenue recognized less than 10% of total revenue for the period

*	Denotes % of total revenue
Revenue
•	Product revenue increased primarily due to a $42.7 million increase in sales of our converged Ethernet infrastructure products. Increased converged Ethernet revenue reflects a $37.6 million increase in sales of core switching products and a $25.3 million increase in sales of our CN 4200™ FlexSelect™ Advanced Service Platform, partially offset by a $18.8 million decrease in core transport products. We believe that our converged Ethernet infrastructure revenue has benefitted from both increasing network capacity requirements and customer transition to more efficient and economical network architectures. In particular, sales of our core switching products have benefited from an expansion in mesh-style optical networks. Product revenue for the second quarter of fiscal 2008 also reflects initial sales of products from our WWP acquisition.

•	Services revenue increased primarily due to a $3.7 million increase in deployment services sales and a $2.0 million increase in maintenance and support services, reflecting higher sales volume and increased installation activity.

•	United States revenue increased primarily due to a $27.9 million increase in sales of converged Ethernet infrastructure products. This primarily reflects a $27.2 million increase in sales of core switching products and a $13.8 million increase in sales of CN 4200, partially offset by an $11.2 million decrease in core transport products.

•	International revenue increased primarily due to a $14.8 million increase in sales of converged Ethernet infrastructure products. This primarily reflects an $11.5 million increase in sales of CN 4200 and a $10.4 million increase in sales of core switching products, partially offset by a $7.7 million decrease in core transport products. International revenue benefited from increased service revenue, primarily due to a $2.9 million increase in deployment services.

Gross profit
•	Gross profit as a percentage of revenue increased due to significant improvements in product and services gross margin.

•	Gross profit on products as a percentage of product revenue increased primarily due to favorable product mix, including a higher concentration of core switching products, as well as product cost reductions, improved manufacturing efficiencies, and lower warranty expense.

•	Gross profit on services as a percentage of services revenue increased significantly over the negative gross margin achieved in the second quarter of fiscal 2007 due to improved deployment efficiencies. Services gross margin remains heavily dependent upon the mix of services in a given period and may fluctuate from quarter to quarter.
Operating expense
     Increased operating expense for the second quarter of fiscal 2008 reflects, in part, the acquisition WWP on March 3, 2008. The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Quarter Ended April 30,				Increase
	2007	%*	2008	%*	(decrease)	%**
Research and development	$31,642	16.4	$44,628	18.5	$12,986	41.0
Selling and marketing	30,182	15.6	38,591	15.9	8,409	27.9
General and administrative	11,707	6.0	16,650	6.9	4,943	42.2
Amortization of intangible assets	6,295	3.3	8,760	3.6	2,465	39.2
Restructuring recoveries	(734)	(0.4)	—	0.0	734	(100.0)

Total operating expense	$79,092	40.9	$108,629	44.9	$29,537	37.3

*	Denotes % of total revenue

**	Denotes % change from 2007 to 2008
•	Research and development expense increased due to higher employee compensation cost of $8.6 million, including a $1.2 million increase in share-based compensation expense, primarily reflecting increased headcount. Other increases included $2.6 million in consulting expense and $1.3 million in non-capitalized development tools and software maintenance support.

•	Selling and marketing expense increased primarily due a $4.7 million increase in employee compensation cost, including a $1.1 million increase in share-based compensation expense, primarily reflecting increased headcount. Other increases included $1.1 million in travel and entertainment expense, $0.9 million in consulting expense, and $0.8 million in facilities and information systems expenses.

•	General and administrative expense increased due to higher employee compensation cost of $2.5 million, including a $0.3 million increase in share-based compensation expense, primarily reflecting increased headcount. Other increases included $1.3 million in consulting expense and $1.1 million in facilities and information systems expenses.

•	Amortization of intangible assets costs increased due to the purchase of intangible assets associated with the acquisition of WWP. See Note 3 to the financial statements included in Item 1 of Part 1 of this report for additional information related to purchased intangible assets.

•	Restructuring recoveries during fiscal 2007 primarily reflect adjustments related to the return to use of previously restructured facilities.

Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Quarter Ended April 30,				Increase
	2007	%*	2008	%*	(decrease)	%**
Interest and other income, net	$16,897	8.7	$8,487	3.5	$(8,410)	(49.8)
Interest expense	$6,148	3.2	$1,861	0.8	$(4,287)	(69.7)
Provision for income taxes	$477	0.2	$1,833	0.8	$1,356	284.3

*	Denotes % of total revenue

**	Denotes % change from 2007 to 2008
•	Interest and other income, net decreased due to lower average cash and investment balances resulting from the repayment at maturity of the $542.3 million principal outstanding on our 3.75% convertible notes during the first quarter of fiscal 2008 and use of $210.0 million in cash consideration and acquisition-related expenses during the acquisition of WWP in the second quarter of fiscal 2008. Interest income was also significantly affected by lower interest rates on investment balances.
•	Interest expense decreased primarily due the repayment of 3.75% convertible notes at maturity at the end of the first quarter of fiscal 2008. This decrease was slightly offset by the interest associated with our June 11, 2007 issuance of 0.875% convertible senior notes.
•	Provision for income taxes increased primarily due to increased federal and state tax expense. This increase is largely offset, except for any alternative minimum tax, by tax benefits for deferred tax assets that were previously reserved against by a valuation allowance. To the extent these benefits relate to deferred tax assets from acquisitions, the benefit is recorded by reducing intangible assets rather than tax expense. See “Critical Accounting Policies and Estimates — Deferred Tax Valuation Allowance” below for information relating to our deferred tax valuation allowance and the conditions required for its release.
Six months ended April 30, 2007 compared to six months ended April 30, 2008
Revenue, cost of goods sold and gross profit
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Six Months Ended April 30,				Increase
	2007	%*	2008	%*	(decrease)	%**
Revenue:
Products	$319,494	89.1	$417,971	89.0	$98,477	30.8
Services	39,134	10.9	51,644	11.0	12,510	32.0

Total revenue	358,628	100.0	469,615	100.0	110,987	30.9

Costs:
Products	166,298	46.4	187,428	39.9	21,130	12.7
Services	36,872	10.3	38,022	8.1	1,150	3.1

Total cost of goods sold	203,170	56.7	225,450	48.0	22,280	11.0

Gross profit	$155,458	43.3	$244,165	52.0	$88,707	57.1

*	Denotes % of total revenue

**	Denotes % change from 2007 to 2008

     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit for the periods indicated:

	Six Months Ended April 30,				Increase
	2007	%*	2008	%*	(decrease)	%**
Product revenue	$319,494	100.0	$417,971	100.0	$98,477	30.8
Product cost of goods sold	166,298	52.1	187,428	44.8	21,130	12.7

Product gross profit	$153,196	47.9	$230,543	55.2	$77,347	50.5

*	Denotes % of product revenue

**	Denotes % change from 2007 to 2008
     The table below (in thousands, except percentage data) sets forth the changes in services revenue, services cost of goods sold and services gross profit for the periods indicated:

	Six Months Ended April 30,				Increase
	2007	%*	2008	%*	(decrease)	%**
Services revenue	$39,134	100.0	$51,644	100.0	$12,510	32.0
Services cost of goods sold	36,872	94.2	38,022	73.6	1,150	3.1

Services gross profit	$2,262	5.8	$13,622	26.4	$11,360	502.2

*	Denotes % of services revenue

**	Denotes % change from 2007 to 2008
     The table below (in thousands, except percentage data) sets forth the changes in distribution of revenue for the periods indicated:

	Six Months Ended April 30,				Increase
	2007	%*	2008	%*	(decrease)	%**
Converged ethernet infrastructure	$297,298	82.9	$393,720	83.8	$96,422	32.4
Ethernet service delivery	22,196	6.2	24,251	5.2	2,055	9.3
Global network services	39,134	10.9	51,644	11.0	12,510	32.0

Total	$358,628	100.0	$469,615	100.0	$110,987	30.9

*	Denotes % of total revenue

**	Denotes % change from 2007 to 2008
     Revenue from sales to customers outside of the United States is reflected as “International” in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Six Months Ended April 30,				Increase
	2007	%*	2008	%*	(decrease)	%**
United States	$259,266	72.3	$338,891	72.2	$79,625	30.7
International	99,362	27.7	130,724	27.8	31,362	31.6

Total	$358,628	100.0	$469,615	100.0	$110,987	30.9

*	Denotes % of total revenue

**	Denotes % change from 2007 to 2008

     Certain customers each accounted for at least 10% of our revenue for the periods indicated (in thousands, except percentage data) as follows:

	Six Months Ended April 30,
	2007	%*	2008	%*
Company A	$57,206	16.0	$59,880	12.8
Company B	n/a	—	47,140	10.0
Company C	37,088	10.3	n/a	—
Company E	71,475	19.9	129,692	27.6

Total	$165,769	46.2	$236,712	50.4

n/a	Denotes revenue recognized less than 10% of total revenue for the period

*	Denotes % of total revenue
Revenue
•	Product revenue increased primarily due to a $96.4 million increase in sales of our converged Ethernet infrastructure products. Increased converged Ethernet revenue reflects a $68.7 million increase in sales of core switching products and a $29.9 million increase in sales of CN 4200.

•	Services revenue increased primarily due to an $8.3 million increase in deployment services sales and a $4.7 million increase in maintenance and support services, reflecting higher sales volume and increased installation activity.

•	United States revenue increased primarily due to a $71.4 million increase in sales of converged Ethernet infrastructure products. This primarily reflects a $52.8 million increase in sales of core switching products and a $21.2 million increase in sales of CN 4200.

•	International revenue increased primarily due to a $25.0 million increase in sales of converged Ethernet infrastructure products. This primarily reflects a $15.9 million increase in sales of core switching products and an $8.6 million increase in sales of CN 4200, partially offset by a $5.7 million decrease in core transport products. International revenue also benefited from increased service revenue, primarily due to a $4.1 million increase in deployment services.
Gross profit
•	Gross profit as a percentage of revenue increased due to significant improvements in product and services gross margin.

•	Gross profit on products as a percentage of product revenue increased primarily due to favorable product mix, including a higher concentration of core switching products, as well as product cost reductions, improved manufacturing efficiencies, and lower warranty expense.

•	Gross profit on services as a percentage of services revenue increased significantly, as a result of improved deployment efficiencies. Services gross margin remains heavily dependent upon the mix of services in a given period and may fluctuate from quarter to quarter.

Operating expense
     The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Six Months Ended April 30,				Increase
	2007	%*	2008	%*	(decrease)	%**
Research and development	$61,495	17.1	$80,072	17.0	$18,577	30.2
Selling and marketing	55,057	15.4	72,199	15.4	17,142	31.1
General and administrative	21,998	6.1	39,278	8.4	17,280	78.6
Amortization of intangible assets	12,590	3.5	15,230	3.2	2,640	21.0
Restructuring recoveries	(1,200)	(0.3)	—	0.0	1,200	(100.0)

Total operating expense	$149,940	41.8	$206,779	44.0	$56,839	37.9

*	Denotes % of total revenue

**	Denotes % change from 2007 to 2008
•	Research and development expense increased due to higher employee compensation cost of $12.8 million, including a $1.6 million increase in share-based compensation expense, primarily reflecting increased headcount. Other increases included $3.6 million in consulting expense and $1.6 million in non-capitalized development tools and software maintenance support.
•	Selling and marketing expense increased primarily due a $9.3 million increase in employee compensation, including a $2.5 million increase in share-based compensation expense, primarily reflecting increased headcount. Other increases included $2.0 million in consulting expense, $1.8 million in travel and entertainment expense, $1.5 million in facilities and information systems expenses and $1.2 million in marketing programs.
•	General and administrative expense increased due to increased legal expense of $8.2 million, primarily related to a $7.7 million settlement of patent litigation during the first quarter of fiscal 2008. Increased general and administrative expense also reflects a $5.3 million increase in employee compensation, including a $1.5 million increase in share-based compensation expense, primarily reflecting increased headcount. Other increases included $2.4 million in facilities and information systems expenses and $1.4 million in consulting expense.
•	Amortization of intangible assets costs increased due to the purchase of intangible assets associated with the acquisition of WWP. See Note 3 to the financial statements included in Item 1 of Part 1 of this report for additional information related to purchased intangible assets.
•	Restructuring recoveries during fiscal 2007 primarily reflect adjustments related to the return to use of previously restructured facilities.
Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Six Months Ended April 30,				Increase
	2007	%*	2008	%*	(decrease)	%**
Interest and other income, net	$31,742	8.9	$27,569	5.9	$(4,173)	(13.1)
Interest expense	$12,296	3.4	$9,219	2.0	$(3,077)	(25.0)
Provision for income taxes	$898	0.3	$3,169	0.7	$2,271	252.9

*	Denotes % of total revenue

**	Denotes % change from 2007 to 2008
•	Interest and other income, net decreased due to lower average cash and investment balances resulting from the repayment at maturity of the $542.3 million principal outstanding on our 3.75% convertible notes during the first quarter of fiscal 2008 and use of $210.0 million in cash consideration and acquisition-related expenses during the acquisition of WWP in the second quarter of fiscal 2008. Interest income was also significantly affected by lower interest rates on investment balances.
•	Interest expense decreased primarily due the repayment of 3.75% convertible notes at maturity at the end of the first quarter of fiscal 2008. This decrease was slightly offset by the interest associated with our June 11, 2007 issuance of 0.875% convertible senior notes.
•	Provision for income taxes increased primarily due to increased federal and state tax expense. This increase is largely offset, except for any alternative minimum tax, by tax benefits for deferred tax assets that were previously reserved against by a valuation allowance. To the extent these benefits relate to deferred tax assets from acquisitions, the benefit is recorded by reducing intangible assets rather than tax expense. See “Critical Accounting Policies and Estimates — Deferred Tax Valuation Allowance” below for information relating to our deferred tax valuation allowance and the conditions required for its release.

Liquidity and Capital Resources
     At April 30, 2008, our principal sources of liquidity were cash and cash equivalents, short-term investments in marketable debt securities and cash from operations. The following table summarizes our cash and cash equivalents and investments in marketable debt securities (in thousands):

	October 31,	April 30,	Increase
	2007	2008	(decrease)
Cash and cash equivalents	$892,061	$963,852	$71,791
Short-term investments in marketable debt securities	822,185	69,768	(752,417)
Long-term investments in marketable debt securities	33,946	25,641	(8,305)

Total cash and cash equivalents and investments in marketable debt securities	$1,748,192	$1,059,261	$(688,931)

     The decrease in total cash and cash equivalents and investments in marketable debt securities at April 30, 2008 was primarily related to the repayment of the $542.3 million principal outstanding on our 3.75% convertible notes at maturity on February 1, 2008 and the $210.0 million in cash consideration and acquisition-related expenses paid as part of our acquisition of WWP on March 3, 2008. This was partially offset by our cash provided by operating activities during the first six months of fiscal 2008 described in “Operating Activities” below. Based on past performance and current expectations, we believe that our cash and cash equivalents, investments in marketable debt securities and cash generated from operations will satisfy our working capital needs, capital expenditures, and other liquidity requirements associated with our existing operations through at least the next 12 months.
     Included in long-term investments in marketable debt securities at October 31, 2007 and April 30, 2008 is approximately $33.9 million and $25.6 million, respectively, in investments in commercial paper issued by two structured investment vehicles (SIVs) that entered into receivership during the fourth quarter of fiscal 2007 and failed to make payment at maturity. Due to the mortgage-related assets that they hold, these entities have been exposed to adverse market conditions that have affected the value of their collateral, their ability to access short-term funding and the liquidity and value of our investment. These investments are no longer trading and have no readily determinable market value. Based on our assessment of fair value, as of October 31, 2007, we recognized losses of $13.0 million related to these investments during the fourth quarter of fiscal 2007. We are not aware of any of our other marketable debt securities that have experienced a similar decline. The $8.3 million reduction in carrying value of these investments during the first six months of fiscal 2008 reflects the aggregate cash proceeds received from these SIVs during the six-month period. There were no other changes relating to these investments or other events during the first six months of 2008 that resulted in a change in the carrying value of these investments. It is still possible, however, that we may realize further reductions in fair value, additional losses or a complete loss of these investments. See “Risk Factors” and “Critical Accounting Policies and Estimates — Investments,” below for additional information regarding our determination of the fair value of these investments.
     The following sections review the significant activities that had an impact on our cash during the first six months of fiscal 2008.

Operating Activities
     The following tables set forth (in thousands) significant components of our $88.6 million of cash generated by operating activities for the first six months of fiscal 2008:
     Net income

Six Months Ended
April 30,
2008
Net income	$52,567

     Our net income for the first six months of fiscal 2008 included the significant non-cash items summarized in the following table (in thousands):

Six Months Ended
April 30,
2008
Depreciation and amortization of leasehold improvements	8,567
Share-based compensation costs	15,752
Amortization of intangible assets	17,165
Deferred tax provision	1,296
Provision for inventory excess and obsolescence	10,540
Provision for warranty	7,083

Total significant non-cash charges	$60,403

     Accounts Receivable, Net
     Excluding the addition of $2.1 million of accounts receivable recorded in connection with the acquisition of WWP, cash consumed by accounts receivable, net of allowance for doubtful accounts receivable, increased by $26.0 million from the end of fiscal 2007 through the first six months of fiscal 2008. Our days sales outstanding (DSOs) increased from 48 days for fiscal 2007 to 51 days for the first six months of fiscal 2008. Our accounts receivable balance increased primarily due to revenue growth during the first six months of fiscal 2008.
     The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts receivable, from the end of fiscal 2007 through the first six months of fiscal 2008:

	October 31,	April 30,	Increase
	2007	2008	(decrease)
Accounts receivable, net	$104,078	$132,065	$27,987

     Inventory
     Excluding the non-cash effect of a $10.5 million provision for excess and obsolescence and the addition of $12.9 million of inventory recorded in connection with the acquisition of WWP, cash consumed by inventory for the first six months of fiscal 2008 was $20.5 million. Ciena’s inventory turns decreased from 3.3 for fiscal 2007 to 2.8 for the first six months of fiscal 2008. The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2007 through the first six months of fiscal 2008:

	October 31,	April 30,	Increase
	2007	2008	(decrease)
Raw materials	$28,611	$21,294	$(7,317)
Work-in-process	4,123	4,354	231
Finished goods	96,054	126,100	30,046

Gross inventory	128,788	151,748	22,960
Provision for inventory excess and obsolescence	(26,170)	(26,342)	(172)

Inventory	$102,618	$125,406	$22,788

     Accounts payable
     Excluding the addition of $7.3 million to accounts payable from the acquisition of WWP, cash from accounts payable increased by $7.9 million during the first six months of fiscal 2008. This increase is primarily due to inventory received during the last few weeks of the second quarter of fiscal 2008 for which we have not yet paid. The following table sets forth (in thousands) changes in our accounts payable from the end of fiscal 2007 through the first six months of fiscal 2008:

	October 31,	April 30,	Increase
	2007	2008	(decrease)
Accounts payable	$55,389	$69,953	$14,564

     Interest Payable on Ciena’s Convertible Notes
     We paid the final $10.2 million interest payment on our 3.75% convertible notes, due February 1, 2008, during the first six months of fiscal 2008.
     Interest on our outstanding 0.25% convertible senior notes, due May 1, 2013, is payable on May 1 and November 1 of each year, commencing on November 1, 2006. Ciena paid $0.4 million in interest on the 0.25% convertible notes during the first six months of fiscal 2008.
     Interest on our outstanding 0.875% convertible senior notes, due June 15, 2017, is payable on June 15 and December 15 of each year, commencing on December 15, 2007. Ciena paid $2.2 million in interest on the 0.875% convertible notes during the first six months of fiscal 2008.
     The indentures governing our outstanding convertible notes do not contain any financial covenants. The indentures provide for customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. For additional information about our convertible notes, see Note 12 to our financial statements included in Item 1 of Part I of this report.
     The following table reflects (in thousands) the balance of interest payable and the change in this balance from the end of fiscal 2007 through the first six months of fiscal 2008.

	October 31,	April 30,	Increase
	2007	2008	(decrease)
Accrued interest payable	$6,998	$1,689	$(5,309)

     Deferred revenue
     Excluding the effect of $3.2 million in deferred revenue added as a result of the acquisition of WWP, deferred revenue increased by $13.2 million during the first six months of fiscal 2008. Product deferred revenue represents payments received in advance of shipment and payments received in advance of our ability to recognize revenue. Services deferred revenue is related to payment for service contracts that will be recognized over the contract term. The following table reflects (in thousands) the balance of deferred revenue and the change in this balance from the end of fiscal 2007 through the first six months of fiscal 2008:

	October 31,	April 30,	Increase
	2007	2008	(decrease)
Products	$13,208	$19,111	$5,903
Services	50,432	60,902	10,470

Total deferred revenue	$63,640	$80,013	$16,373

Investing Activities
     During the first six months of fiscal 2008, we received approximately $762.2 million in proceeds from the maturity of marketable debt securities. These proceeds were used to fund the repayment of our 3.75% convertible notes at maturity and the cash consideration paid as part of our acquisition of World Wide Packets on March 3, 2008. In connection with this acquisition, Ciena paid cash consideration of approximately $196.7 million and incurred acquisition-related expenses of $14.1 million. Ciena also paid equity consideration in the acquisition as described in Note 3 to the financial statements included in Item 1 of Part 1 of this report for an aggregate purchase price of $283.1 million.
Financing Activities
     On February 1, 2008, we paid the remaining principal balance of $542.3 million upon maturity of our 3.75% convertible notes. Cash received from financing activities during the first six months of fiscal 2008 also includes $4.6 million relating to the exercise of employee stock options.
Contractual Obligations
     During the first six months of fiscal 2008, we did not experience material changes, outside of the ordinary course of business and our acquisition of WWP, in our contractual obligations from those reported in our Form 10-K for the year ended October 31, 2007. The following is a summary of our future minimum payments under contractual obligations as of April 30, 2008 (in thousands):

		Less than one	One to three	Three to five
	Total	year	years	years	Thereafter
Convertible notes	$845,313	$5,125	$10,250	$10,250	$819,688
Operating leases (1)	67,312	13,637	20,737	14,953	17,985
Purchase obligations (2)	109,903	109,903	—	—	—

Total (3)	$1,022,528	$128,665	$30,987	$25,203	$837,673

(1)	The amount for operating leases above does not include insurance, taxes, maintenance and other costs required by the applicable operating lease. These costs are variable and are not expected to have a material impact.

(2)	Purchase obligations relate to purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of the amount reported above relates to firm, non-cancelable and unconditional obligations.

(3)	As of April 30, 2008, we had approximately $6.1 million of other long-term obligations in our condensed consolidated balance sheet for unrecognized tax positions that are not included in this table because the periods of cash settlement with the respective tax authority cannot be reasonably estimated.
     Some of our commercial commitments, including some of the future minimum payments set forth above, are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of April 30, 2008 (in thousands):

		Less than one	One to three	Three to five
	Total	year	years	years	Thereafter
Standby letters of credit	$19,904	$222	$19,134	$548	$—

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
     Arrangements with customers may include multiple deliverables, including any combination of equipment, services and software. If multiple element arrangements include software or software-related elements, we apply the provisions of SOP 97-2 to determine the amount of the arrangement fee to be allocated to those separate units of accounting. Multiple element arrangements that include software are separated into more than one unit of accounting if the functionality of the delivered element(s) is not dependent on the undelivered element(s), there is vendor-specific objective evidence of the fair value of the undelivered element(s), and general revenue recognition criteria related to the delivered element(s) have been met. The amount of product and services revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of revenue recognition. For all other deliverables, we apply the provisions of EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 allows for separation of elements into more than one unit of accounting if the delivered element(s) have value to the customer on a stand-alone basis, objective and reliable evidence of fair value exists for the undelivered element(s), and delivery of the undelivered element(s) is probable and substantially within our control. Revenue is allocated to each unit of accounting based on the relative fair value of each accounting unit or using the residual method if objective evidence of fair value does not exist for the delivered element(s). The revenue recognition criteria described above are applied to each separate unit of accounting. If these criteria are not met, revenue is deferred until the criteria are met or the last element has been delivered.
     Our total deferred revenue for products was $13.2 million and $19.1 million as of October 31, 2007 and April 30, 2008, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $50.4 million and $60.9 million as of October 31, 2007 and April 30, 2008, respectively.
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
     Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measure of estimated fair value of our share-based compensation. See Note 15 to our financial statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of April 30, 2008, total unrecognized compensation expense was: (i) $27.2 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 1.4 years; and (ii) $56.3 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.9 years.
Reserve for Inventory Obsolescence
     We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. Upon recognition of the write down, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. We recorded charges for excess and obsolete inventory of $6.4 million and $10.5 million in the first six months of fiscal 2007 and 2008 respectively. These charges were primarily related to excess inventory due to a change in forecasted product sales. In an effort to limit our exposure to delivery delays and to satisfy customer needs we purchase inventory based on forecasted sales across our product lines. In addition, part of our research and development strategy is to promote the convergence of similar features and functionalities across our product lines. Each of these practices exposes us to the risk that our customers will not order those products for which we have forecasted sales, or will purchase less than we have forecasted. Historically, we have experienced write downs due to changes in strategic direction, discontinuance of a product and declines in market conditions. If actual market conditions differ from those we have assumed, if there is a sudden and significant decrease in demand for our products, or if there is a higher incidence of inventory obsolescence due to a rapid change in technology, we may be required to take additional inventory write-downs, and our gross margin could be adversely affected. Our inventory net of allowance for excess and obsolete was $102.6 million and $125.4 as of October 31, 2007 and April 30, 2008, respectively.

Restructuring
     As part of our restructuring costs, we provide for the estimated cost of the net lease expense for facilities that are no longer being used. The provision is equal to the fair value of the minimum future lease payments under our contracted lease obligations, offset by the fair value of the estimated sublease payments that we may receive. As of April 30, 2008, our accrued restructuring liability related to net lease expense and other related charges was $4.2 million. The total minimum lease payments for these restructured facilities are $18.8 million. These lease payments will be made over the remaining lives of our leases, which range from one month to eleven years. If actual market conditions are different than those we have projected, we will be required to recognize additional restructuring costs or benefits associated with these facilities.
Allowance for Doubtful Accounts
     Our allowance for doubtful accounts receivable is based on management’s assessment, on a specific identification basis, of the collectibility of customer accounts. We perform ongoing credit evaluations of our customers and generally have not required collateral or other forms of security from customers. In determining the appropriate balance for our allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectibility. In doing so, we consider creditworthiness, payment history, account activity and communication with such customer. If a customer’s financial condition changes, or if actual defaults are higher than our historical experience, we may be required to take a charge for an allowance for doubtful accounts receivable which could have an adverse impact on our results of operations. Our accounts receivable net of allowance for doubtful accounts was $104.1 million and $132.1 as of October 31, 2007 and April 30, 2008, respectively. Our allowance for doubtful accounts as of October 31, 2007 and April 30, 2008 was $0.1 million and $0.2 million, respectively.
Goodwill
     As of October 31, 2007 and April 30, 2008, our consolidated balance sheet included $232.0 million and $455.1 million in goodwill, respectively. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our acquisitions. The increase above reflects goodwill recorded in connection with our acquisition of World Wide Packets. See Note 3 to the financial statements included in Item 1 of Part 1 of this report for additional information related to the allocation of the purchase price.
     In accordance with SFAS 142, we test our goodwill for impairment on an annual basis, which we have determined to be the last business day of fiscal September each year. We also test our goodwill for impairment between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. No such event or circumstance occurred during the first six months of fiscal 2008.
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

Intangible Assets
     As of October 31, 2007 and April 30, 2008, our consolidated balance sheet included $67.1 million and $113.4 million in other intangible assets, net, respectively. The increase above reflects intangibles recorded in connection with our acquisition of World Wide Packets. See Note 3 to the financial statements included in Item 1 of Part 1 of this report for additional information related to the allocation of the purchase price.
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
Investments
     We have an investment portfolio comprised of marketable debt securities including short-term commercial paper, certificates of deposit, corporate bonds, asset-backed obligations and U.S. government obligations. The value of these securities is subject to market volatility for the period we hold these investments and until their sale or maturity. We recognize losses when we determine that declines in the fair value of our investments, below their cost basis, are other-than-temporary. In determining whether a decline in fair value is other-than-temporary, we consider various factors including market price (when available), investment ratings, the financial condition and near-term prospects of the investee, the length of time and the extent to which the fair value has been less than our cost basis, and our intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. We make significant judgments in considering these factors. If we judge that a decline in fair value is other-than-temporary, the investment is valued at the current fair value, and we would incur a loss equal to the decline, which could materially adversely affect our profitability and results of operations.
     During the fourth quarter of fiscal 2007, we determined that declines in the estimated fair value of our investments in certain commercial paper were other-than-temporary. This commercial paper was issued by SIV Portfolio plc (formerly known as Cheyne Finance plc) and Rhinebridge LLC, two structured investment vehicles (SIVs) that entered into receivership during the fourth quarter of fiscal 2007 and failed to make payment at maturity. Due to the mortgage-related assets that they hold, these entities have been exposed to adverse market conditions that have affected the value of their collateral and their ability to access short-term funding. We purchased these investments in the third quarter of fiscal 2007 and, at the time of purchase, each investment had a rating of A1+ by Standard and Poor’s and P-1 by Moody’s, their highest ratings respectively. These investments are no longer trading and have no readily determinable market value. We have reviewed current investment ratings, valuation estimates of the underlying collateral, company specific news and events, and general economic conditions in considering the fair value of these investments. In estimating fair value, we used a valuation approach based on a liquidation of assets held by each SIV and their subsequent distribution of cash. We utilized assessments of the underlying collateral from multiple indicators of value, which were then discounted to reflect the expected timing of disposition and market risks. Based on this assessment of fair value, as of October 31, 2007, we recognized losses of $13.0 million related to these investments. Giving effect to these losses, Ciena’s investment portfolio at October 31, 2007 included an estimated fair value of $33.9 million in commercial paper issued by these entities. At April 30, 2008, commercial paper issued by these entities had a carrying value of $25.6 million, with the reduction reflecting the aggregate cash proceeds received from these SIVs during the six-month period. There were no other changes relating to these investments or other events during the six months ended April 30, 2008 that resulted in a change in the carrying value of these investments.
     As of April 30, 2008, our minority investments in privately held technology companies, reported in other assets, were $6.7 million. These investments are generally carried at cost because we own less than 20% of the voting equity and do not have the ability to exercise significant influence over any of these companies. These investments are inherently high risk. The markets for technologies or products manufactured by these companies are usually early stage at the time of our investment and such markets may never materialize or become significant. We could lose our entire investment in some or all of these companies. We monitor these investments for impairment and make appropriate reductions in carrying values when necessary. If market conditions, the expected financial performance, or the competitive position of the companies in which we invest deteriorate, we may be required to record a charge in future periods due to impairment in their value.

Deferred Tax Valuation Allowance
     As of April 30, 2008, we have recorded a valuation allowance fully offsetting our gross deferred tax assets of $1.2 billion. We calculated the valuation allowance in accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support the reversal. Because evidence such as our operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, our cumulative loss during this three-year period represents sufficient negative evidence regarding the need for a full valuation allowance under SFAS 109. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. Any release of valuation allowance will be recorded as a tax benefit increasing net income, an adjustment to acquisition intangibles, or an adjustment to paid-in capital. We believe it is likely that we will release all, or a significant portion of this valuation allowance in the fourth quarter of fiscal 2008, although the exact timing is subject to change based on the level of profitability that we are able to achieve for the remainder of fiscal 2008 and our visibility into future period results. We expect that a significant portion of the release of the valuation allowance will be recorded as an income tax benefit at the time of release, significantly increasing our reported net income. For the first six months of fiscal 2008, a $1.3 million adjustment to acquisition intangibles was related to the release of valuation allowance associated with the recognition of deferred tax assets from prior acquisitions. Because we expect our recorded tax rate to increase in subsequent periods following a release of the valuation allowance, our net income would be affected in periods following the release. Any valuation allowance release will not affect the amount of cash paid for income taxes.
Warranty
     Our liability for product warranties, included in other accrued liabilities, was $33.6 million and $35.8 million as of October 31, 2007 and April 30, 2008, respectively. Our products are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties was $7.1 million and $7.1 million in the first six months of fiscal 2007 and 2008 respectively. The provision for warranty claims may fluctuate on a quarterly basis depending upon the mix of products and customers in that period. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. An increase in warranty claims or the related costs associated with satisfying these warranty obligations could increase our cost of sales and negatively affect our gross margin.
Uncertain Tax Positions
     Effective at the beginning of the first quarter of 2008, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” which is a change in accounting for income taxes. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As a result of the implementation of FIN 48, we reduced the liability for net unrecognized tax benefits by $0.1 million, and accounted for the reduction as a cumulative effect of a change in accounting principle that resulted in an increase to retained earnings of $0.1 million and a decrease to income tax payable of $0.1 million. As of April 30, 2008, we had approximately $6.1 million recorded as other long-term obligations on our condensed consolidated balance sheet for uncertain tax positions in accordance with FIN 48. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

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
     Interest Rate Sensitivity. We maintain a short-term and long-term investment portfolio. See Note 5 to the financial statements in Item 1 of Part I of this report for information relating to the fair value of these investments. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at April 30, 2008, the fair value of the portfolio would decline by approximately $4.3 million.
     Foreign Currency Exchange Risk. As a global concern, we face exposure to adverse movements in foreign currency exchange rates. Because our sales are primarily denominated in U.S. dollars, the impact of foreign currency fluctuations on sales has not been material. Our primary exposures are related to non-U.S. dollar denominated operating expense in Canada, Europe, India and China. During the first six months of fiscal 2008, approximately 79.3% of our operating expense was U.S. dollar denominated. As of April 30, 2008, our assets and liabilities related to non-dollar denominated currencies were primarily related to intercompany payables and receivables. We do not expect an increase or decrease of 10% in the foreign exchange rate would have a material impact on our financial position. To date, we have not significantly hedged against foreign currency fluctuations. Should exposure to fluctuations in foreign currency become more significant, however, we may pursue hedging alternatives.
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
Changes in Internal Control over Financial Reporting
     We completed our acquisition of World Wide Packets on March 3, 2008. We have incorporated the operations of World Wide Packets within our existing control environment and have expanded the scope of a number of our internal processes and controls to include these operations. We intend to include the operations of World Wide Packets within the scope of our assessment of internal control over financial reporting as of October 31, 2008. We do not expect this acquisition to materially affect our internal control over financial reporting.
     There was no change in Ciena’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, Ciena’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     As a result of our June 2002 merger with ONI Systems Corp., we became a defendant in a securities class action lawsuit filed in the United States District Court for the Southern District of New York in August 2001. The complaint named ONI, certain former ONI officers and certain underwriters of ONI’s initial public offering (IPO) as defendants and alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements in ONI’s registration statement and by engaging in manipulative practices to artificially inflate the ONI’s stock price after the IPO. The complaint also alleges that ONI and the named former officers violated the securities laws by failing to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The former ONI officers have been dismissed from the action without prejudice. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. A description of this litigation and the history of the proceedings can be found in “Item 3. Legal Proceedings” of Part I of Ciena’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 27, 2007. No specific amount of damages has been claimed in this action. On August 14, 2007, the plaintiffs filed second amended complaints against the defendants in six focus cases selected from the consolidated cases (which cases do not include Ciena), as well as a set of amended master allegations against the other issuer defendants. On September 27, 2007, the plaintiffs filed a motion for class certification based on their amended complaints and allegations, which motion is still pending. On November 12, 2007, the defendants in the six focus cases moved to dismiss the amended complaints, which motion was denied by the district court on March 26, 2008. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter at this time.
     On May 29, 2008, Graywire, LLC filed a complaint in the United States District Court for the Northern District of Georgia against Ciena and four other defendants, alleging, among other things, that certain of the parties’ products infringe U.S. Patent 6,542,673. The complaint, which has not yet been served upon Ciena, seeks injunctive relief and damages. We believe that we have valid defenses to the lawsuit and intend to defend it vigorously.

     We are also subject to various legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material effect on our results of operations, financial position or cash flows.
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
     A significant portion of our revenue is concentrated among a relatively small number of customers. Five customers collectively accounted for 65.3% of our fiscal 2007 revenue. For the first six months of fiscal 2008, we had three customers that each accounted for greater than 10% of our revenue and together represented 50.4%. Consequently, our financial results are closely correlated with the spending of a relatively small number of customers. Because their spending may be unpredictable, sporadic and subject to unanticipated changes, our revenue and operating results can fluctuate on a quarterly basis. Reliance upon a relatively small number of customers increases our exposure to changes in their network strategy, changes in executive leadership and postponement or reduction of customers’ capital expenditures. The loss of, or significant reductions in spending by, one or more of our large customers would have a material adverse effect on our business, financial condition and results of operations. Moreover, because our largest customers are telecommunications service providers, our business could be exposed to risks associated with a market-wide change in business prospects, competitive pressures or other conditions affecting these carriers.
     Our concentration in revenue among a relatively small number of customers has increased, in part, as a result of consolidations among a number of our largest customers. These consolidations have resulted in increased concentration of customer purchasing power, which in turn may lead to constraints on pricing, increases in costs to meet demands of large customers and pressure to accept onerous contract terms. Consolidations may also increase the likelihood of temporary or indefinite reductions in customer spending or changes in network strategy that could harm our business and operating results.
Our revenue, gross margin and operating results can fluctuate unpredictably from quarter to quarter.
     Our revenue, gross margin and results of operations can fluctuate unpredictably from quarter to quarter. Our budgeted expense levels depend in part on our expectations of long-term future revenue and gross margin and substantial adjustments to expenses are difficult and take time. Uncertainty or lack of visibility into customer spending and changes in economic or market conditions can make it difficult to prepare reliable estimates of future revenue. Consequently, our levels of inventory and operating expense may be high relative to our revenue. Factors that contribute to fluctuations in our revenue, gross margin and operating results include:
•	variations in the mix between higher and lower margin products and services;

•	fluctuations in demand for our products;

•	the timing and size of orders from customers, including the impact of, and our ability to recognize revenue from, significant customer contracts;

•	the level of pricing pressure we encounter;

•	changes in customers’ requirements, including changes or cancellations to orders from customers;

•	the introduction of new products by us or our competitors;

•	changes in the price or availability of components for our products;

•	readiness of customer sites for installation and delays in network deployment;

•	changes in general economic conditions as well as those specific to our markets.

     Many factors are beyond our control, particularly in the case of large carrier orders and multi-vendor or multi-technology network infrastructure builds where the achievement of certain performance thresholds for acceptance is subject to the readiness and performance of the customer or other providers, and changes in customer requirements or installation plans. Any one or a combination of these factors may cause our revenue, gross margin and operating results to fluctuate from quarter to quarter. As a consequence, our results for a particular quarter may be difficult to predict, and our prior results are not necessarily indicative of results likely in future periods. The factors above may cause our operating results to fall below the expectations of securities analysts or investors, which may cause our stock price to decline.
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
     The market for communications networking equipment is characterized by rapidly evolving technologies and changes in market demand. To support the growth of our business, we continually invest in research and development to enhance our existing products, create new products and develop or acquire new technologies. There is often a lengthy period between commencing these development initiatives and bringing the new or revised product to market, and, during this time, technology or the market may move in directions we had not anticipated. Even if we are able to anticipate market conditions and develop and introduce new products or enhancements, there is no guarantee that these products will achieve market acceptance. There is a significant possibility, therefore, that some of our development decisions will not turn out as anticipated, and that our investment in some projects will be unprofitable. There is also a possibility that we may miss a market opportunity because we fail to invest, or invest too late, in a new product or an enhancement of an existing product that could have been highly profitable. Changes in the market may also cause us to discontinue previously planned investments in products, which can have a disruptive effect on relationships with customers who were anticipating the availability of a new product or feature. If we fail to make the right investments or fail to make them at the right time, our competitive position may suffer and our revenue and profitability could be harmed.

Network equipment sales to large communications service providers often involve lengthy sales cycles and protracted contract negotiations and may require us to assume terms or conditions that negatively affect our pricing, payment terms and the timing of revenue recognition.
     Our future success will depend in large part on our ability to maintain and expand our sales to large communications service providers. These sales typically involve lengthy sales cycles, protracted, and sometimes difficult, contract negotiations, and extensive product testing and network certification. We are sometimes required to agree to contract terms or conditions that negatively affect pricing, payment terms and the timing of revenue recognition in order to consummate a sale. These terms may, in turn, negatively affect our revenue and results of operations and increase our susceptibility to quarterly fluctuations in our results. Communications service providers may ultimately insist upon terms and conditions that we deem too onerous or not in our best interest. Moreover, our purchase agreements generally do not require that a customer guarantee any minimum purchase level and customers often have the right to modify, delay, reduce or cancel previous orders. As a result, we may incur substantial expense and devote time and resources to potential relationships that never materialize or result in lower than anticipated sales.
Growth of our business could be adversely affected if improved conditions in our markets do not continue or if general economic conditions further weaken.
     We have experienced considerable annual revenue growth in recent fiscal years, in part due to improved conditions in our markets. Our business has benefited from increases in the amount of voice, video and data traffic transmitted over communications networks and spending by carriers to address capacity needs and offer additional consumer and enterprise services over more efficient, economical network architectures. It is not certain that these improved market conditions will continue and unfavorable macroeconomic conditions, particularly in the United States, could result in reduced customer capital spending and slower revenue growth in future periods. Economic weakness, customer financial difficulties and constrained spending on communications networks have previously resulted in decreased demand for our products, and these conditions could materially adversely affect our business and results of operations in the future.
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
     The development and production of equipment that addresses rapidly growing, multi-service communications network traffic is complicated. Some of our products can be fully tested only when deployed in communications networks or with other equipment and therefore may contain undetected hardware or software errors at the time of release. As a result, product performance problems are often more acute for initial deployments of new products and product enhancements. Unanticipated problems can relate to the design, manufacturing, installation or integration of our products. If we experience significant performance, reliability or quality problems with our products, or our customers suffer significant network restoration delays relating to these problems, a number of negative effects on our business could result, including:
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
     To avoid delays and meet customer demand for shorter delivery terms, we place orders with our contract manufacturers and suppliers to manufacture components and complete assemblies based on forecasts of customer demand. As a result, our inventory purchases expose us to the risk that our customers either will not order the products we have forecasted or will purchase fewer products than forecasted. Our purchase agreements generally do not require that a customer guarantee any minimum purchase level, and customers often have the right to modify, reduce or cancel purchase quantities. As a result, we may purchase inventory based on forecasted sales and in anticipation of sales that never occur. Historically, our inventory write-offs have resulted from the circumstances above. As features and functionalities converge across our product lines, however, we face an increased risk that customers may elect to forego purchases of one product we have inventoried in favor of purchasing another product with similar functionality or application. We may be exposed to write-offs due to significant inventory purchases that we deem necessary as we transition from one supplier to another, or resulting from a supplier’s decision to discontinue the manufacture of certain components. We may also be required to write off inventory as a result of the effect of evolving domestic and international environmental regulations limiting the use of certain materials. If we are required to write off or write down a significant amount of inventory due to the factors above or otherwise, our results of operations for the period would be materially adversely affected.
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
     We continue to take steps to sell our expanded product portfolio into new geographic markets and to a broader customer base, including other large telecommunications service providers, enterprises, cable operators, wireless operators and federal, state and local governments. We have less experience in these markets and believe, in order to succeed in these markets, we must develop and manage new sales channels and distribution arrangements. We expect these relationships to be an increasingly important part of the growth of our business and our efforts to increase revenue. We may not be successful in reaching additional customer segments or expanding into new geographic regions and may be exposed to increased expense and business and financial risks associated with entering new markets and pursuing new customer segments. We may expend time, money and other resources on channel relationships that are ultimately unsuccessful. In addition, sales to federal, state and local governments require compliance with complex procurement regulations with which we have little experience. We may be unable to increase our sales to government contractors if we determine that we cannot comply with applicable regulations. Our failure to comply with regulations for existing contracts could result in civil, criminal or administrative proceedings involving fines and suspension, or exclusion from participation in federal government contracts. Failure to manage additional sales channels effectively would limit our ability to succeed in these new markets and could adversely affect our ability to grow our customer base and revenue.

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
Our failure to manage effectively our relationships with service delivery partners could adversely impact our financial results and relationship with customers.
     We rely on a number of service delivery partners, both domestic and international, to complement our global service and support resources. We rely upon third party service delivery partners for the installation of our equipment in some large network builds. These projects often include onerous customization, installation, testing and acceptance terms. In order to ensure the proper installation and maintenance of our products, we must identify, train and certify our service partners. The certification of these partners can be costly and time-consuming, and these partners provide similar services for other companies, including our competitors. We may not be able to effectively manage our relationships with our service partners and cannot be certain that they will be able to deliver services in the manner or time required. If our service partners are unsuccessful in delivering services:
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
     We have established a development center in India and continue to increase hiring of personnel for this facility. There is no assurance that our reliance upon development resources in India will enable us to achieve meaningful cost reductions or greater resource efficiency. Further, our development efforts and other operations in India involve significant risks, including:
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
     We recently completed our acquisition of World Wide Packets and are in the process of integrating its operations, systems, technologies, products, and personnel. Integration of acquired companies can be complex and exposes us to a variety of risks, including the possible loss of key personnel, disruption of product development efforts, difficulties with new suppliers, loss of customers and incorporation of financial reporting processes and related information systems. Moreover, World Wide Packets customers have included our competitors, some of whom are strategic partners that resell World Wide Packets products. There is no assurance that these companies will remain customers. In addition to these risks, we may ultimately be unable to achieve the strategic benefits we anticipate from this transaction and could be exposed to additional risks that could have a material adverse effect on our business, results of operations and financial condition. For example, under the merger we are assuming all known and unknown liabilities of World Wide Packets. These liabilities may include liabilities to shareholders, customers, suppliers or employees, as well as liabilities related to intellectual property disputes. Difficulties relating to our integration efforts, and exposure to additional liabilities or operational risks stemming from our merger with World Wide Packets, may make it difficult for us to achieve the benefits we anticipate from this merger.
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
Restructuring activities could disrupt our business and affect our results of operations.
     Over the last several years, we have taken steps, including reductions in force, office closures, and internal reorganizations to reduce the size and cost of our operations and to better match our resources with market opportunities. We may take similar steps in the future. These changes could be disruptive to our business and may result in the recording of accounting charges, including inventory and technology-related write-offs, workforce reduction costs and charges relating to consolidation of excess facilities. Substantial charges resulting from any future restructuring activities could adversely affect our results of operations in the period in which we take such a charge.

If we are unable to attract and retain qualified personnel, we may be unable to manage our business effectively.
     Competition to attract and retain highly skilled technical and other personnel with experience in our industry is increasing in intensity, and our employees have been the subject of targeted hiring by our competitors. We may experience difficulty retaining and motivating existing employees and attracting qualified personnel to fill key positions. In particular, we are expanding our engineering resources in the U.S. and abroad and may find it difficult to attract and retain sufficiently skilled personnel in some markets. In addition, none of our executive officers is bound by an employment agreement for any specific term. It may be difficult to replace members of our management team or other key personnel, and the loss of such individuals could be disruptive to our business. Because we generally do not have employment contracts with our employees, we must rely upon providing competitive compensation packages and a high-quality work environment in order to retain and motivate employees. If we are unable to attract and retain qualified personnel, we may be unable to manage our business effectively.
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
Our products incorporate software and other technology under license from third parties and our business would be adversely affected if this technology was no longer available to us on commercially reasonable terms.
     We integrate third-party software and other technology into our products. Licenses for this technology may not be available or continue to be available to us on commercially reasonable terms. Third party licensors may insist on unreasonable financial or other terms in connection with our use of such technology. Difficulties with third party technology licensors could require us to obtain or develop a substitute technology which may disrupt development of our products or increase the cost of developing and selling our products, which could harm our business.
Our business is dependent upon the proper functioning of our internal business processes and information systems and modifications may disrupt our business, operating processes and internal controls.
     The successful operation of various internal business processes and information systems is critical to the efficient operation of our business. In recent years, we have experienced considerable growth in transaction volume, headcount and reliance upon international resources in our operations. Our business processes and information systems need to be sufficiently scalable to support continued growth. To improve the efficiency of our operations, achieve greater automation and support our growth, we are in the process of implementing a number of business process improvements across our company and have recently implemented a new version of our Oracle management information system. Significant changes to our processes and systems expose us to a number of operational risks. These changes may be costly and disruptive, and could impose substantial demands on management time. These changes may also require the modification of a number of internal control procedures. Any material disruption, malfunction or similar problems with our business processes or information systems, or the transition to new processes and systems, could have a negative effect on the operation of our business and our results of operations.
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
     As of April 30, 2008, we had $455.1 million of goodwill on our balance sheet. This amount primarily represents the remaining excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. This amount includes $223.1 million of goodwill relating to our acquisition of World Wide Packets in March 2008. At April 30, 2008, we had $113.4 million of other intangible assets on our balance sheet. The amount primarily reflects purchased technology from our acquisitions, including World Wide Packets. At April 30, 2008, goodwill and other intangible assets represented approximately 27.7% of our total assets. We have previously incurred charges relating to impairment of goodwill other intangible assets. If we are required to record additional impairment charges, such charges would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results could be materially adversely affected in such period.
Changes in government regulation affecting our business or markets, or those of our customers, could harm our prospects and operating results.
     The Federal Communications Commission, or FCC, has jurisdiction over the U.S. communications industry and similar agencies have jurisdiction over the communication industries in other countries. Many of our most important customers are subject to the rules and regulations of these agencies. Changes in regulatory requirements in the United States or other countries could inhibit service providers from investing in their communications network infrastructures or introducing new services. These changes could adversely affect the sale of our products and services. Changes in regulatory tariff requirements or other regulations relating to pricing or terms of carriage on communications networks could slow the expansion of network infrastructures and adversely affect our business, operating results, and financial condition.
     In addition, our operations may be negatively affected by environmental regulations, such as the Waste Electrical and Electronic Equipment (WEEE) and Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) that have been adopted by the European Union. Compliance with these and similar environmental regulations, including changes or interpretations of such regulations, may increase our cost of building and selling our products, which could have a material adverse effect on our business and operating results.
The investment of our substantial cash balance and our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.

     At April 30, 2008, we had $963.9 million in cash and cash equivalents and $95.4 million in investments in marketable debt securities. We have historically invested these amounts in corporate bonds, asset-backed obligations, commercial paper, securities issued by the United States, certificates of deposit and money market funds meeting certain criteria. These investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. During the fourth quarter of fiscal 2007, we determined that declines in the fair value of certain of our investments in commercial paper issued by two structured investment vehicles (SIVs) were other-than-temporary. Each of these SIVs entered receivership during our fourth quarter of fiscal 2007 and subsequently failed to make payment at maturity. We recognized losses of $13.0 million related to these investments during the fourth quarter of fiscal 2007 and these investments have a carrying value of $25.6 million at April 30, 2008. We may recognize further losses in the fair value of these investments or a complete loss of these investments. Additional losses would have a negative effect on our net income. Information and the markets relating to investments that hold mortgage-related assets as collateral remain dynamic. There may be further declines in the value of these investments and the value of the collateral held by these entities. As a result, we may experience a reduction in value or loss of liquidity of other investments. In addition, should our other investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

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
     At April 30, 2008, indebtedness on our outstanding convertible notes totaled $800.0 million in aggregate principal. Our indebtedness and repayment obligations could have important negative consequences, including:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
     Ciena’s annual meeting of shareholders was held on March 26, 2008. At the annual meeting, Ciena shareholders approved the proposals and elected the directors as set forth below by the votes indicated:

		For	Against	Abstain
1.	Election to the Board of Directors of three Class II Directors:
	Harvey B. Cash	72,666,964	4,246,408	736,078
	Judith M. O’Brien	75,125,529	1,791,154	732,767
	Gary B. Smith	75,489,943	1,429,983	729,524
     Each director nominee above was elected by the vote of the majority of the votes cast by shareholders, in accordance with our bylaws. In addition, the following directors continued to hold office after the annual meeting: Stephen P. Bradley, Bruce L. Claflin, Gerald H. Taylor, Lawton W. Fitt, Patrick H. Nettles and Michael J. Rowny.

		For	Against	Abstain	Broker Non-votes
2.	Approval of the 2008 Omnibus Incentive Plan	57,592,366	4,833,826	884,638	14,338,620

		For	Against	Abstain
3.	Approval of the amendment and restatement of Ciena’s Third Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 140 million to 290 million and to make certain other changes	62,618,936	14,335,896	694,618

		For	Against	Abstain
4.	Ratification of the appointment of PricewaterhouseCoopers LLP as Ciena’s independent registered public accounting firm for the fiscal year ending October 31, 2008.	76,083,853	862,258	703,339
     The amendment and restatement of the Third Restated Certificate of Incorporation was approved by the required affirmative vote of a majority of the shares outstanding. The 2008 Omnibus Incentive Plan and ratification the appointment of our independent registered public accounting firm were each approved by the required affirmative vote of a majority of the total votes cast by shareholders. Abstentions and broker non-votes counted as “Against” votes for purposes of approving the amendment and restatement of our Third Restated Certificate of Incorporation, but had not effect on the other proposals.
Item 5. Other Information
     Not applicable.

Item 6. Exhibits

Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Ciena Corporation

10.1(1)	Ciena Corporation 2008 Omnibus Incentive Plan*

10.2(1)	Form of Non-Qualified Stock Option Agreement for Ciena Corporation 2008 Omnibus Incentive Plan*

10.3(1)	Form of Restricted Stock Unit Agreement for Ciena Corporation 2008 Omnibus Incentive Plan*

10.4(2)	World Wide Packets, Inc. 2000 Stock Incentive Plan, as amended*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Ciena’s Current Report on Form 8-K filed on March 27, 2008

(2)	Incorporated by reference to Ciena’s Registration Statement on Form S-8 filed on March 4, 2008

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIENA CORPORATION
Date: June 6, 2008	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date: June 6, 2008	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)