Form 10-Q
period 2008-07-31
CIENA CORP
filed 2008-09-05
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 29, 2008

common stock, $.01 par value	90,315,598

CIENA CORPORATION
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended July 31,		Nine Months Ended July 31,
	2007	2008	2007	2008
Revenues:
Products	$182,143	$223,661	$501,637	$641,632
Services	22,808	29,518	61,942	81,162

Total revenue	204,951	253,179	563,579	722,794

Costs:
Products	84,383	107,953	250,681	295,381
Services	22,903	19,595	59,775	57,617

Total cost of goods sold	107,286	127,548	310,456	352,998

Gross profit	97,665	125,631	253,123	369,796

Operating expense:
Research and development	31,671	47,809	93,166	127,881
Selling and marketing	30,303	39,440	85,360	111,639
General and administrative	14,564	14,758	36,562	54,036
Amortization of intangible assets	6,295	8,671	18,885	23,901
Restructuring recoveries	(1,196)	—	(2,396)	—

Total operating expense	81,637	110,678	231,577	317,457

Income from operations	16,028	14,953	21,546	52,339
Interest and other income, net	19,464	5,342	51,206	32,911
Interest expense	(6,931)	(1,855)	(19,227)	(11,074)
Gain on equity investments, net	592	—	592	—
Realized loss on marketable debt investments	—	(5,114)	—	(5,114)

Income before income taxes	29,153	13,326	54,117	69,062
Provision for income taxes	841	1,603	1,739	4,772

Net income	$28,312	$11,723	$52,378	$64,290

Basic net income per common share	$0.33	$0.13	$0.61	$0.72

Diluted net income per potential common share	$0.29	$0.12	$0.57	$0.63

Weighted average basic common shares outstanding	85,651	90,216	85,268	88,871

Weighted average dilutive potential common shares outstanding	101,568	111,681	96,189	110,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31,	July 31,
	2007	2008
ASSETS

Current assets:
Cash and cash equivalents	$892,061	$873,103
Short-term investments	822,185	155,818
Accounts receivable, net	104,078	138,142
Inventories	102,618	106,343
Prepaid expenses and other	47,817	38,624

Total current assets	1,968,759	1,312,030
Long-term investments	33,946	57,155
Equipment, furniture and fixtures, net	46,671	58,723
Goodwill	232,015	455,721
Other intangible assets, net	67,144	102,262
Other long-term assets	67,738	75,808

Total assets	$2,416,273	$2,061,699

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$55,389	$61,780
Accrued liabilities	90,922	90,877
Restructuring liabilities	1,026	687
Income taxes payable	7,768	2,140
Deferred revenue	33,025	37,896
Convertible notes payable	542,262	—

Total current liabilities	730,392	193,380
Long-term deferred revenue	30,615	38,469
Long-term restructuring liabilities	3,662	3,350
Other long-term obligations	1,450	7,938
Convertible notes payable	800,000	800,000

Total liabilities	1,566,119	1,043,137

Commitments and contingencies
Stockholders’ equity:
Preferred stock — par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock — par value $0.01; 140,000,000 and 290,000,000 shares authorized; 86,752,069 and 90,297,280 shares issued and outstanding	868	903
Additional paid-in capital	5,519,741	5,621,630
Changes in unrealized gains on investments, net	350	43
Translation adjustment	(1,593)	768
Accumulated deficit	(4,669,212)	(4,604,782)

Total stockholders’ equity	850,154	1,018,562

Total liabilities and stockholders’ equity	$2,416,273	$2,061,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended July 31,
	2007	2008
Cash flows from operating activities:
Net income	$52,378	$64,290
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount on marketable securities	(8,093)	(1,827)
Loss from equity investments and marketable securities	—	5,114
Depreciation and amortization of leasehold improvements	9,407	13,345
Share-based compensation	14,258	24,406
Amortization of intangibles	21,788	27,942
Deferred tax provision	—	1,640
Provision for inventory excess and obsolescence	8,860	13,841
Provision for warranty	8,910	11,234
Other	1,754	3,510
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(10,634)	(32,070)
Inventories	(7,916)	(4,694)
Prepaid expenses and other	(16,776)	(616)
Accounts payable and accruals	3,316	(7,927)
Income taxes payable	695	(5,515)
Deferred revenue and other obligations	19,448	9,554

Net cash provided by operating activities	97,395	122,227

Cash flows from investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(21,442)	(22,947)
Restricted cash	(11,904)	1,420
Purchase of available for sale securities	(564,399)	(180,613)
Proceeds from maturities of available for sale securities	539,663	820,177
Minority equity investments, net	411	—
Acquisition of business, net of cash acquired	—	(210,016)

Net cash (used in) provided by investing activities	(57,671)	408,021

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	500,000	—
Repayment of 3.75% convertible notes payable at maturity	—	(542,262)
Debt issuance costs	(11,431)	—
Purchase of call spread option	(42,500)	—
Repayment of indebtedness of acquired business	—	(12,363)
Proceeds from issuance of common stock	18,314	5,246

Net cash provided by (used in) financing activities	464,383	(549,379)

Effect of exchange rate changes on cash and cash equivalents	—	173
Net increase (decrease) in cash and cash equivalents	504,107	(19,131)
Cash and cash equivalents at beginning of period	220,164	892,061

Cash and cash equivalents at end of period	$724,271	$873,103

Non-cash investing and financing activities
Purchase of equipment in accounts payable	$—	$1,717
Value of common stock issued in acquisition	$—	$62,359
Fair value of vested options assumed in acquisition	$—	$9,912
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
     Ciena has a 52 or 53 week fiscal year, which ends on the Saturday nearest to the last day of October of each year. For purposes of financial statement presentation, each fiscal year is described as having ended on October 31, and each fiscal quarter is described as having ended on January 31, April 30 and July 31 of each fiscal year.
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
     Purchased finite-lived intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally three to seven years, which approximates the use of intangible assets. Impairments of finite-lived intangible assets are determined in accordance SFAS 144.
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
Income Taxes
     Ciena adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes,” after the end of fiscal 2007. The adoption of FIN 48 resulted in Ciena’s recognition of a cumulative effect adjustment that was accounted for as an increase of $0.1 million to retained earnings, a decrease of $0.1 million to income taxes payable and the reclassification of $6.0 million from current income taxes payable to other long-term liabilities as of November 4, 2007. The total amount of unrecognized tax benefits as of the beginning of fiscal 2008 was $6.0 million, which includes $1.0 million of interest and some minor penalties. All of the unrecognized tax benefits, if recognized, would decrease the effective income tax rate. During the nine months ended July 31, 2008, there has been no significant change in the unrecognized tax benefits. Ciena has reviewed its uncertain income tax positions in accordance with FIN 48 and currently estimates no material changes in the unrecognized income tax benefits in the next twelve months.
     Ciena historically classified interest and penalties related to unrecognized income tax benefits as a component of income tax expense. With the adoption of FIN 48, Ciena is maintaining its historical method of accruing interest and penalties associated with unrecognized tax benefits as a component of tax expense.
     In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. In addition, tax authorities periodically audit Ciena’s income tax returns. These audits examine significant tax filing positions, including the timing and amounts of deductions and the allocation of income tax expenses among tax jurisdictions. Ciena’s major tax jurisdictions include the United States and the United Kingdom, with open tax years beginning with fiscal year 2005 and 2002, respectively.
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
     In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the accounting principles to be used. Any effect of applying the provisions of this statement will be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Ciena does not expect the adoption of this statement to have a material effect on its financial condition, results of operations and cash flows.
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Ciena is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.
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
(3) BUSINESS COMBINATIONS
     On March 3, 2008, Ciena completed its acquisition of World Wide Packets, Inc. (“World Wide Packets” or “WWP”) pursuant to the terms of an Agreement and Plan of Merger dated January 22, 2008 (the “Merger Agreement”) by and among Ciena, World Wide Packets, Wolverine Acquisition Subsidiary, Inc., a wholly owned subsidiary of Ciena (“Merger Sub”), and Daniel Reiner, as shareholders’ representative. Pursuant to the Merger Agreement, on March 3, 2008, Merger Sub was merged with and into World Wide Packets, with World Wide Packets continuing as the surviving corporation and a wholly owned subsidiary of Ciena. World Wide Packets is a supplier of communications network equipment that enables the cost-effective delivery of a wide variety of carrier Ethernet-based services. Prior to the acquisition, World Wide Packets was a privately held company. Ciena’s results of operations for the nine months ended July 31, 2008 in this report include the operations of World Wide Packets beginning on March 3, 2008, the effective date of the acquisition.

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
     The following table summarizes the purchase price for the acquisition (in thousands):

Amount
Cash	$196,668
Acquisition-related costs	14,184
Value of common stock issued	62,359
Fair value of vested options assumed	9,912

Total purchase price	$283,123

     The value of Ciena common stock issued in the acquisition was based on the average closing price of Ciena’s common stock for the two trading days prior to, the date of, and the two trading days after the announcement of the acquisition. The fair value of the vested options assumed was determined using the Black-Scholes option-pricing model.
     The acquisition has been accounted for under the purchase method of accounting which requires the total purchase price to be allocated to the acquired assets and assumed liabilities based on their estimated fair values. The purchase price in excess of the amounts assigned to acquired tangible or intangible assets and assumed liabilities is recognized as goodwill. Amounts allocated to goodwill are not tax deductible. As set forth below, Ciena recorded acquired, finite-lived intangible assets related to developed technology, covenants not to compete, and customer relationships, outstanding purchase orders and contracts. The following table summarizes the allocation of the acquisition purchase price based on the estimated fair value of the acquired assets and assumed liabilities (in thousands):

Amount
Cash	$836
Accounts receivable	2,052
Inventory	12,872
Equipment, furniture and fixtures	2,739
Other tangible assets	2,001
Developed technology	42,400
Covenants not to compete	3,200
Customer relationships, outstanding purchase orders and contracts	19,100
Goodwill	223,706
Accounts payable, accrued liabilities and deferred revenue	(13,420)
Promissory notes and loans payable	(12,363)

Total purchase price allocation	$283,123

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

	Quarter Ended July 31,		Nine Months Ended July 31,
	2007	2008	2007	2008
Pro forma revenue	$210,774	$253,179	$577,857	$729,444

Pro forma net income	$18,120	$11,723	$19,707	$46,192

Pro forma basic net income per common share	$0.21	$0.13	$0.22	$0.52

Pro forma diluted net income per potential common share	$0.19	$0.12	$0.22	$0.46

(4) RESTRUCTURING COSTS
     Ciena has previously taken actions to align its workforce, facilities and operating costs with perceived market and business opportunities. Ciena historically has committed to a restructuring plan and has incurred the associated liability concurrently in accordance with the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The following table sets forth the activity and balances of the restructuring liability accounts for the nine months ended July 31, 2008 (in thousands):

Consolidation
of excess
facilities
Balance at October 31, 2007	$4,688
Cash payments	(651)

Balance at July 31, 2008	$4,037

Current restructuring liabilities	$687

Non-current restructuring liabilities	$3,350

     The following table sets forth the activity and balances of the restructuring liability accounts for the nine months ended July 31, 2007 (in thousands):

				Consolidation
				of excess
	Workforce reduction			facilities			Total
Balance at October 31, 2006	$—			$35,634			$35,634
Additional liability recorded	72	(a	)	—			72
Adjustment to previous estimates	—			(2,468)	(b	)	(2,468)
Cash payments	(72)			(4,814)			(4,886)

Balance at July 31, 2007	$—			$28,352			$28,352

Current restructuring liabilities	$—			$7,164			$7,164

Non-current restructuring liabilities	$—			$21,188			$21,188

(a)	During the first quarter of fiscal 2007, Ciena recorded a charge of $0.1 million related to other costs associated with a previous workforce reduction.

(b)	During the first quarter of fiscal 2007, Ciena recorded an adjustment of $0.5 million related to costs associated with previously restructured facilities. During the second quarter of fiscal 2007, Ciena recorded an adjustment of $0.8 million related to its return to use of a facility that had been previously restructured. During the third quarter of fiscal 2007, Ciena recorded an adjustment of $1.2 million primarily related to its return to use of a facility that had been previously restructured.

(5) MARKETABLE DEBT SECURITIES
     As of the dates indicated, short-term and long-term investments in marketable debt securities are comprised of the following (in thousands):

	July 31, 2008
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Corporate bonds	$25,392	$5	$46	$25,351
Asset backed obligations	19,121	62	8	19,175
Commercial paper	60,682	—	29	60,653
US government obligations	100,703	95	8	100,790
Certificate of deposits	7,000	4	—	7,004

	$212,898	$166	$91	$212,973

Included in short-term investments	155,786	84	52	155,818
Included in long-term investments	57,112	82	39	57,155

	$212,898	$166	$91	$212,973

	October 31, 2007
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Corporate bonds	$258,904	$252	$42	$259,114
Asset backed obligations	121,274	136	44	121,366
Commercial paper	198,407	—	—	198,407
US government obligations	31,186	55	—	31,241
Certificate of deposits	246,003	—	—	246,003

	$855,774	$443	$86	$856,131

Included in short-term investments	821,828	443	86	822,185
Included in long-term investments	33,946	—	—	33,946

	$855,774	$443	$86	$856,131

     Estimated fair value of commercial paper at October 31, 2007 and July 31, 2008 includes investments in SIV Portfolio plc (formerly known as Cheyne Finance plc) and Rhinebridge LLC, two structured investment vehicles (SIVs) that entered into receivership during the fourth quarter of fiscal 2007 and failed to make payment at maturity. Due to the mortgage-related assets that they hold, these entities have been exposed to adverse market conditions that have affected their collateral and their ability to access short-term funding. Based on Ciena’s assessment of fair value, as of October 31, 2007, Ciena recognized losses of $13.0 million related to these investments during the fourth quarter of fiscal 2007. Giving effect to these losses, Ciena’s investment portfolio at October 31, 2007 included an estimated fair value of $33.9 million in commercial paper issued by these entities. At July 31, 2008, based on the completed restructuring activities of these SIVs, the carrying value of the commercial paper issued was $8.4 million, with the reduction reflecting $20.4 million of cash proceeds and an additional $5.1 million recognized loss during the third quarter of fiscal 2008. Subsequent to the end of the third quarter of fiscal 2008, Ciena received additional cash proceeds totaling $8.2 million related to these SIVs.

     Gross unrealized losses related to marketable debt investments were primarily due to changes in interest rates. Ciena’s management has determined that the gross unrealized losses at July 31, 2008 are temporary in nature because Ciena has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. As of the dates indicated, gross unrealized losses were as follows (in thousands):

	July 31, 2008
	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Corporate bonds	$46	$17,509	$—	$—	$46	$17,509
Asset backed obligations	1	3,200	7	1,235	8	4,435
Commercial paper	60	170,358	—	—	60	170,358
US government obligations	8	32,761	—	—	8	32,761
Certificates of deposit	—	13,000	—	—	—	13,000

	$115	$236,828	$7	$1,235	$122	$238,063

	October 31, 2007
	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Corporate bonds	$41	$50,152	$1	$2,999	$42	$53,151
Asset backed obligations	7	6,140	37	22,923	44	29,063

	$48	$56,292	$38	$25,922	$86	$82,214

     The following table summarizes final legal maturities of debt investments at July 31, 2008 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$289,609	$289,561
Due in 1-2 years	66,425	66,463
Due in 2-3 years	10,678	10,731

	$366,712	$366,755

(6) ACCOUNTS RECEIVABLE
     As of July 31, 2008, three customers accounted for 28.5%, 15.1% and 14.7% of net accounts receivable, respectively. As of October 31, 2007, one customer accounted for 40.1% of net accounts receivable.
     Ciena’s allowance for doubtful accounts as of October 31, 2007 and July 31, 2008 was $0.1 million.
(7) INVENTORIES
     As of the dates indicated, inventories are comprised of the following (in thousands):

	October 31,	July 31,
	2007	2008
Raw materials	$28,611	$20,088
Work-in-process	4,123	2,257
Finished goods	96,054	106,918

	128,788	129,263
Provision for excess and obsolescence	(26,170)	(22,920)

	$102,618	$106,343

     Ciena writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the first nine months of fiscal 2008, Ciena recorded a provision for excess and obsolete inventory of $13.8 million, primarily related to changes in forecasted sales for certain products. Deductions from the provision for excess and obsolete inventory generally relate to disposal activities. The following table summarizes the activity in Ciena’s reserve for excess and obsolete inventory for the period indicated (in thousands):

Inventory Reserve
Reserve for balance as of October 31, 2007	$26,170
Provision for excess inventory	13,841
Actual inventory disposed	(17,091)

Reserve balance as of July 31, 2008	$22,920

     During the first nine months of fiscal 2007, Ciena recorded a provision for excess and obsolete inventory of $8.9 million, primarily related to changes in forecasted sales for certain products. Deductions from the provision for excess and obsolete inventory generally relate to disposal activities. The following table summarizes the activity in Ciena’s reserve for excess and obsolete inventory for the period indicated (in thousands):

Inventory Reserve
Balance as of October 31, 2006	$22,326
Provision for excess inventory, net	8,860
Actual inventory disposed	(7,055)

Balance as of July 31, 2007	$24,131

(8) PREPAID EXPENSES AND OTHER
     As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	October 31,	July 31,
	2007	2008
Interest receivable	$4,981	$1,191
Prepaid VAT and other taxes	18,092	17,072
Deferred deployment expense	6,237	6,050
Prepaid expenses	10,724	12,700
Restricted cash	3,994	248
Other non-trade receivables	3,789	1,363

	$47,817	$38,624

(9) EQUIPMENT, FURNITURE AND FIXTURES
     As of the dates indicated, equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,	July 31,
	2007	2008
Equipment, furniture and fixtures	$269,534	$287,189
Leasehold improvements	37,249	41,300

	306,783	328,489
Accumulated depreciation and amortization	(260,112)	(269,766)

	$46,671	$58,723

(10) OTHER INTANGIBLE ASSETS
     As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	October 31,			July 31,
	2007			2008
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangible	Amortization	Intangible	Intangible	Amortization	Intangible
Developed technology	$145,073	$(104,822)	$40,251	$187,473	$(123,563)	$63,910

Patents and licenses	47,370	(31,708)	15,662	47,370	(36,391)	10,979
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	45,981	(34,750)	11,231	68,281	(40,908)	27,373

	$238,424		$67,144	$303,124		$102,262

     The aggregate amortization expense of other intangible assets was $7.3 million and $10.7 million for the quarters ended July 31, 2007 and 2008, respectively. The aggregate amortization expense of other intangible assets was $21.8 million and $27.9 million for the first nine months of fiscal 2007 and 2008, respectively. During fiscal 2008, developed technology increased by $42.4 million and customer relationships, covenants not to compete, outstanding purchase order and contracts increased by $22.3 million due to Ciena’s acquisition of World Wide Packets. See Note 3 above. Accumulated amortization at July 31, 2008 reflects a $1.6 million decrease due to the release of valuation allowance of deferred tax assets from prior acquisitions. Expected future amortization of other intangible assets for the fiscal years indicated is as follows (in thousands):

Period ended October 31,
2008 (remaining three months)	$10,014
2009	31,228
2010	28,073
2011	13,852
2012	9,473
Thereafter	9,622

$102,262

(11) OTHER BALANCE SHEET DETAILS
     As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	October 31,	July 31,
	2007	2008
Maintenance spares inventory, net	$20,816	$27,818
Deferred debt issuance costs	18,059	15,737
Investments in privately held companies	6,671	6,671
Restricted cash	19,499	21,825
Other	2,693	3,757

	$67,738	$75,808

     Deferred debt issuance costs are amortized using the straight line method which approximates the effect of the effective interest rate method. Amortization of debt issuance costs, which is included in interest expense, was $2.8 million and $2.3 million during the first nine months of fiscal 2007 and fiscal 2008, respectively.
     As of the dates indicated, accrued liabilities are comprised of the following (in thousands):

	October 31,	July 31,
	2007	2008
Warranty	$33,580	$36,362
Accrued compensation, payroll related tax and benefits	32,053	34,236
Accrued interest payable	6,998	781
Other	18,291	19,498

	$90,922	$90,877

     The following table summarizes the activity in Ciena’s accrued warranty for the fiscal periods indicated (in thousands):

Nine months ended	Beginning			Balance at
July 31,	Balance	Provisions	Settlements	end of period
2007	$31,751	8,910	(8,126)	$ 32,535
2008	$33,580	11,234	(8,452)	$ 36,362
     As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	October 31,	July 31,
	2007	2008
Products	$13,208	$12,441
Services	50,432	63,924

	63,640	76,365
Less current portion	(33,025)	(37,896)

Long-term deferred revenue	$30,615	$38,469

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
     The fair value of the outstanding $300.0 million in aggregate principal amount of 0.25% convertible senior notes was $234.8 million, based on the quoted market price for the notes on the last trading day of Ciena’s third quarter of fiscal 2008.
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
     The fair value of the outstanding $500.0 million in aggregate principal amount of 0.875% convertible senior notes was $389.5 million, based on the quoted market price for the notes on the last trading day of Ciena’s third quarter of fiscal 2008.
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
Numerator

	Quarter Ended July 31,		Nine Months Ended July 31,
	2007	2008	2007	2008
Net income	$28,312	$11,723	$52,378	$64,290
Add: Interest expense for 0.25% convertible senior notes	469	467	1,408	1,408
Add: Interest expense for 0.875% convertible senior notes	783	1,388	783	4,123

Net income used to calculate Diluted EPS	$29,564	$13,578	$54,569	$69,821

Denominator

	Quarter Ended July 31,		Nine Months Ended July 31,
	2007	2008	2007	2008
Basic weighted average shares outstanding	85,651	90,216	85,268	88,871
Add: Shares underlying outstanding stock options, employees stock purchase plan options, warrants and restricted stock units	1,482	767	1,066	1,085
Add: Shares underlying 0.25% convertible senior notes	7,590	7,590	7,590	7,590
Add: Shares underlying 0.875% convertible senior notes	6,845	13,108	2,265	13,108

Dilutive weighted average shares outstanding	101,568	111,681	96,189	110,654

EPS

	Quarter Ended July 31,		Nine Months Ended July 31,
	2007	2008	2007	2008
Basic EPS	$0.33	$0.13	$0.61	$0.72

Diluted EPS	$0.29	$0.12	$0.57	$0.63

Explanation of Shares Excluded due to Anti-Dilutive Effect
     For the periods indicated below, the weighted average number of shares set forth in the table below, underlying outstanding stock options, employee stock purchase plan options, restricted stock units, and warrants, is considered anti- dilutive because the exercise price of these equity awards is greater than the average per share closing price on the NASDAQ Stock Market during this period. In addition, the weighted average number of shares underlying Ciena’s previously outstanding 3.75% convertible notes, are considered anti-dilutive pursuant to SFAS 128 because the related interest expense on a per common share “if converted” basis exceeds Basic EPS for the period.

     The following table summarizes the shares excluded from the calculation of the denominator for Basic and Diluted EPS due to their anti-dilutive effect for the periods indicated (in thousands):
Shares excluded from EPS Denominator due to anti-dilutive effect

	Quarter Ended July 31,		Nine Months Ended July 31,
	2007	2008	2007	2008
Shares underlying stock options, restricted stock units and warrants	3,087	5,484	4,114	4,816
3.75% convertible notes	742	—	742	243

Total excluded due to anti-dilutive effect	3,829	5,484	4,856	5,059

(14) STOCKHOLDERS’ EQUITY
Call Spread Option
     Ciena holds two call spread options on its common stock relating to the shares issuable upon conversion of two issues of its convertible notes. These call spread options are designed to mitigate exposure to potential dilution from the conversion of the notes. Ciena purchased a call spread option relating to the 0.25% Convertible Senior Notes due May 1, 2013 for $28.5 million during the second quarter of fiscal 2006. Ciena purchased a call spread option relating to the 0.875% Convertible Senior Notes due June 15, 2017 for $42.5 million during the third quarter of fiscal 2007. In each case, the call spread options were purchased at the time of the notes offering from an affiliate of the underwriter. The cost of each call spread option was recorded as a reduction in paid-in capital. For deductions associated with Ciena’s equity compensation, credits to paid-in capital will be recorded when those tax benefits are used to reduce taxes payable.
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

     The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of Ciena. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs have a maximum term of ten years and their exercise price may not be less than 100% of fair market value on the date of grant. Repricing of stock options and SARs is prohibited without shareholder approval. Each share subject to an award other than stock options or SARs will reduce the number of shares available for issuance under the 2008 Plan by 1.6 shares. Certain change in control transactions may cause awards granted under the 2008 Plan to vest, unless the awards are continued or substituted for in connection with the transaction. As of July 31, 2008, there were 7.8 million shares authorized and available for issuance under the 2008 Plan.
     Stock Options
     Outstanding stock option awards to employees are generally subject to service-based vesting restrictions and vest incrementally over a four-year period. The following table is a summary of Ciena’s stock option activity for the periods indicated (shares in thousands):

		Weighted
	Options	Average
	Outstanding	Exercise Price
Balance as of October 31, 2007	5,871	53.67
Granted	607	32.32
Assumed	934	7.50
Exercised	(617)	7.46
Canceled	(331)	55.99

Balance as of July 31, 2008	6,464	$49.28

     The total intrinsic value of options exercised during the first nine months of fiscal 2007 and fiscal 2008, was $9.1 million and $14.2 million, respectively. The weighted average fair value of each stock option granted by Ciena in the first nine months of fiscal 2007 and 2008 was $16.31 and $16.24, respectively.
     The following table summarizes information with respect to stock options outstanding at July 31, 2008, based on Ciena’s closing stock price of $19.89 per share on the last trading day of Ciena’s third quarter of fiscal 2008 (shares and intrinsic value in thousands):

	Options Outstanding at July 31, 2008				Vested Options at July 31, 2008
		Weighted				Weighted
		Average				Average
		Remaining	Weighted			Remaining	Weighted
Range of	Number	Contractual	Average	Aggregate	Number	Contractual	Average	Aggregate
Exercise	of	Life	Exercise	Intrinsic	of	Life	Exercise	Intrinsic
Price	Shares	(Years)	Price	Value	Shares	(Years)	Price	Value
$ 0.01 - $ 16.52	868	7.19	$9.65	$8,893	462	6.69	$10.77	$4,215
$ 16.53 - $ 17.43	550	6.81	17.21	1,477	390	6.69	17.15	1,069
$ 17.44 - $ 22.96	524	6.58	21.91	41	429	5.98	21.98	35
$ 22.97 - $ 31.71	1,719	6.43	29.44	—	1,166	5.25	30.07	—
$ 31.72 - $ 46.97	1,127	7.37	39.38	—	594	5.63	40.69	—
$ 46.98 - $ 83.13	707	3.68	60.23	—	707	3.68	60.23	—
$ 83.14 - $ 1,046.50	969	2.51	156.50	—	969	2.51	156.50	—

$ 0.01 - $ 1,046.50	6,464	5.85	$49.28	$10,411	4,717	4.82	$58.21	$5,319

     Assumptions for Option-Based Awards under SFAS 123(R)
     Ciena recognizes the fair value of service-based options as stock-based compensation expense on a straight-line basis over the requisite service period. Ciena estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Quarter Ended July 31,		Nine Months Ended July 31,
	2007	2008	2007	2008
Expected volatility	55.8%	53.0%	55.8%	53.0%
Risk-free interest rate	4.8% - 5.1%	3.4% - 3.7%	4.4% - 5.1%	2.7% - 3.7%
Expected life (years)	6.0 - 6.1	5.1 - 5.3	6.0 -6.1	5.1 - 5.3
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
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

		Weighted
		Average
	Restricted	Grant Date	Aggregate
	Stock Units	Fair Value	Intrinsic
	Outstanding	Per Share	Value
Balance as of October 31, 2007	1,135	$27.94	$53,236
Granted	1,337
Vested	(424)
Canceled or forfeited	(94)

Balance as of July 31, 2008	1,954	$31.33	$38,871

     The total fair value of restricted stock units that vested and were converted into common stock during the first nine months of fiscal 2007 and fiscal 2008 was $4.5 million, and $13.6 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena in the first nine months of fiscal 2007 and 2008 was $27.86 and $33.37, respectively.

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

	ESPP shares available	Intrinisic value at
	for issuance	exercise date
Balance as of October 31, 2007	3,383
Evergreen provision	188
Issued March 15, 2008	(38)	$ 99

Balance as of July 31, 2008	3,533

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

Share-Based Compensation Recognized under SFAS 123(R)
     The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2007	2008	2007	2008
Product costs	$131	$1,042	$714	$2,349
Service costs	225	404	703	1,042

Stock-based compensation expense included in cost of sales	356	1,446	1,417	3,391

Research and development	985	2,198	2,813	5,661
Sales and marketing	1,898	2,930	4,804	8,416
General and administrative	1,724	2,343	4,616	6,785

Stock-based compensation expense included in operating expense	4,607	7,471	12,233	20,862

Stock-based compensation expense capitalized in inventory, net	358	(263)	608	153

Total stock-based compensation	$5,321	$8,654	$14,258	$24,406

     As of July 31, 2008, total unrecognized compensation expense was: (i) $25.0 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 1.4 years; and (ii) $50.8 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.8 years.
(16) COMPREHENSIVE INCOME
     The components of comprehensive income were as follows (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2007	2008	2007	2008
Net income	$28,312	$11,723	$52,378	$64,290
Change in unrealized loss on available-for-sale securities	(47)	(103)	217	(307)
Change in accumulated translation adjustments	(188)	358	(1,070)	2,361

Total comprehensive income	$28,077	$11,978	$51,525	$66,344

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

	Quarter Ended July 31,				Nine Months Ended July 31,
	2007	%*	2008	%*	2007	%*	2008	%*
United States	$145,417	71.0	$156,363	61.8	$404,683	71.8	$495,254	68.5
United Kingdom	21,940	10.7	43,105	17.0	71,136	12.6	102,846	14.2
International	37,594	18.3	53,711	21.2	87,760	15.6	124,694	17.3

Total	$204,951	100.0	$253,179	100.0	$563,579	100.0	$722,794	100.0

*	Denotes % of total revenue

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

	October 31,		July 31,
	2007	%*	2008	%*
United States	$38,391	82.3	$46,494	79.2
International	8,280	17.7	12,229	20.8

Total	$46,671	100.0	$58,723	100.0

*	Denotes % of total equipment, furniture and fixtures
     For the periods below, Ciena’s distribution of revenue was as follows (in thousands, except percentage data):

	Quarter Ended July 31,				Nine Months Ended July 31,
	2007	%*	2008	%*	2007	%*	2008	%*
Converged Ethernet infrastructure	$166,969	81.5	$199,974	79.0	$464,267	82.4	$593,694	82.1
Ethernet service delivery	15,174	7.4	23,687	9.4	37,370	6.6	47,938	6.6
Global network services	22,808	11.1	29,518	11.6	61,942	11.0	81,162	11.3

Total	$204,951	100.0	$253,179	100.0	$563,579	100.0	$722,794	100.0

*	Denotes % of total revenue
     For the periods below, customers accounting for at least 10% of Ciena’s revenue were as follows (in thousands, except percentage data):

	Quarter Ended July 31,					Nine Months Ended July 31,
	2007	%*	2008		%*	2007	%*	2008		%*
Company A	$24,399	12.0	$	n/a	—	$81,605	14.4	$	n/a	—
Company B	n/a	—		29,975	11.8	n/a	—		77,115	10.7
Company C	21,375	10.4		n/a	—	58,463	10.4		n/a	—
Company D	n/a	—		27,012	10.7	n/a	—		n/a	—
Company E	53,584	26.1		64,038	25.3	125,059	22.2		193,730	26.8

Total	$99,358	48.5		$121,025	47.8	$265,127	47.0		$270,845	37.5

n/a	Denotes revenue representing less than 10% of total revenue for the period

*	Denotes % of total revenue
(18) CONTINGENCIES
Foreign Tax Contingencies
     Ciena has received assessment notices from the Mexican tax authorities asserting deficiencies in payments between 2001 and 2005 related primarily to income taxes and import taxes and duties. Ciena has filed judicial petitions appealing these assessments. As of October 31, 2007 and July 31, 2008, Ciena had accrued liabilities of $0.9 million and $1.1 million, respectively, related to these contingencies, which are reported as a component of other current accrued liabilities. As of July 31, 2008, Ciena estimates that it could be exposed to possible losses of up to $6.0 million, for which it has not accrued liabilities. Ciena has not accrued the additional income tax liabilities because it does not believe that such losses are more likely than not to be incurred. Ciena has not accrued the additional import taxes and duties because it does not believe the incurrence of such losses are probable. Ciena continues to evaluate the likelihood of probable and reasonably possible losses, if any, related to these assessments. As a result, future increases or decreases to accrued liabilities may be necessary and will be recorded in the period when such amounts are probable and estimable.
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
Overview
     Ciena Corporation is a supplier of communications networking equipment, software and services that support the transport, switching, aggregation and management of voice, video and data traffic. Our products are used, individually or as part of an integrated solution, in communications networks operated by telecommunications service providers, cable operators, governments and enterprises around the globe. Our products facilitate the cost-effective delivery of enterprise and consumer-oriented communication services. Through our FlexSelect™ Architecture, we specialize in transitioning legacy communications networks to converged, next-generation architectures, better able to handle increased traffic and to deliver more efficiently a broader mix of high-bandwidth communications services. Our Ethernet service delivery products include carrier-class solutions for delivering consumer and enterprise services across both fiber and copper-based access networks, allowing service providers to provide Ethernet services over existing TDM-based access networks. By improving network productivity, reducing costs and enabling integrated service offerings, our converged Ethernet infrastructure and Ethernet service delivery products create business and operational value for our customers.
     We have recently begun to experience order delays, lengthening sales cycles and slowing deployments, primarily among our largest service provider customers in North America. We attribute this guarded approach to customers’ capital expenditures to the current, uncertain macroeconomic environment. As a result of these conditions, and certain customer-specific challenges, we expect our revenue for the fourth quarter of fiscal 2008 to be considerably lower than our revenue this quarter and our operating results to be negatively affected. We are uncertain as to how long these conditions will persist and the magnitude of their effects on our business and results of operations. However, we believe that increasing consumer and enterprise reliance upon high-bandwidth applications and services, and the need for carriers to address increasing multi-service traffic capacity demands and transition to more efficient, robust and economical network architectures will, over the longer term, require our customers to continue to invest in their networks. Consequently, we intend to continue to make prudent investments in our business and across our product portfolio to position us to take advantage of long-term opportunities.

Acquisition of World Wide Packets
     On March 3, 2008, we completed our acquisition of World Wide Packets, Inc. (“WWP”), a provider of communications network equipment that enables the cost-effective delivery of a variety of carrier Ethernet-based services. WWP designs products for the access and aggregation tiers of communications networks, and its products are typically deployed in metro and access networks. We believe that this transaction will improve our time to market with carrier Ethernet products and allow us to reach new customers and market segments, while strengthening our position within existing customer networks. We also believe that this acquisition will enable us to penetrate additional application segments, including Ethernet business services, wireless backhaul, and Ethernet infrastructure for high-bandwidth services such as IPTV and triple play. See Note 3 to the financial statements included in Item 1 of Part 1 of this report for information related to the acquisition and the consideration paid, and “Risk Factors” in Item 1A of Part II of this report, for a discussion of certain risks associated with this transaction.
     As a result of this acquisition, we recorded $223.7 million in goodwill and $64.7 million in other intangible assets. We will amortize the other intangible assets over their useful lives. See “Critical Accounting Policies and Estimates – Goodwill” and “—Intangibles” below for information relating to these items and our test for impairment. Under purchase accounting rules, we revalued the acquired WWP finished goods inventory to fair value at the time of the acquisition. This revaluation increased marketable inventory carrying value by approximately $5.3 million, of which we recognized $1.1 million in the second quarter of fiscal 2008 and $4.2 million in the third quarter of fiscal 2008 as an increase in cost of goods sold. See Note 3 to the financial statements included in Item 1 of Part 1 of this report for additional information.
Financial Results
     Revenue for the third quarter of fiscal 2008 was $253.2 million, representing a 4.5% increase from $242.2 million for second quarter of fiscal 2008, and a 23.5% increase from $205.0 million for third quarter of fiscal 2007. Our international revenue increased from $72.8 million, or 30.1% of revenue in the second quarter of fiscal 2008 to $96.8 million, or 38.2% of revenue in the third quarter of fiscal 2008. Results for the third quarter of fiscal 2008 represent our first, full fiscal quarter with revenue from WWP.
     Three customers each accounted for more than 10% of our revenue and together represented 47.8% of our revenue for the third quarter of fiscal 2008. While we believe this illustrates our success in leveraging our incumbent position within our large carrier customers, the resulting concentration of revenue among a relatively small number of customers increases our risk of quarterly fluctuations in revenue and operating results. Our concentration in revenue can exacerbate our exposure to reductions in spending or changes in network strategy involving one or more of our significant customers.
     Gross margin for the third quarter of fiscal 2008 was 49.6%, down from 52.7% for the second quarter of fiscal 2008 and up from 47.7% in the third quarter of fiscal 2007. Gross margin for the third quarter of fiscal 2008 reflects $1.1 million in amortization of intangible assets relating to the acquisition of WWP and the remaining $4.2 million cost related to the revaluation of the acquired WWP inventory described above. Gross margin continues to be susceptible to quarterly fluctuation due to a number of factors, including product and customer mix during the period, our ability to drive product cost reductions, the level of pricing pressure we encounter, the effect of our services gross margin, the introduction of new products or entry into new markets, charges for excess and obsolete inventory and changes in warranty costs.
     Operating expense for the third quarter of fiscal 2008 was $110.7 million, an increase from $108.6 million in the second quarter of fiscal 2008 and $81.6 million in the third quarter of fiscal 2007. Increased operating expense reflects higher employee costs associated with headcount growth and increased expense resulting from the addition of the WWP operations during the second quarter of fiscal 2008. Increased operating expense also reflects expanded research and development initiatives that add features and functionality to our converged Ethernet infrastructure products and extend our portfolio of Ethernet service delivery products to increase our addressable market.
     As a result of the reduction in gross margin and increased operating expense above, income from operations decreased from $19.0 million in the second quarter of fiscal 2008 to $15.0 million in the third quarter of fiscal 2008.
     During the third quarter of fiscal 2008, we recognized a $5.1 million loss, relating to our commercial paper investments in Rhinebridge LLC and SIV Portfolio plc (formerly known as Cheyne Finance plc). See “Critical Accounting Policies and Estimates – Investments” below for information relating to our previous losses relating to our investment in commercial paper issued by these two structured investment vehicles (SIVs).

     On February 1, 2008, we paid the remaining principal balance of $542.3 million upon maturity of our 3.75% convertible notes. On March 3, 2008, we paid approximately $210.9 million in cash consideration and acquisition-related expenses in connection with our acquisition of WWP. Lower cash balances resulting from these payments, together with lower interest rates, resulted in a $14.1 million decrease in interest and other income, net from the third quarter of fiscal 2007 to the third quarter of fiscal 2008. This decline was partially offset by a $5.1 million decrease in interest expense over this same period.
     Due to the reductions in operating and interest income, and the SIV-related loss above, net income decreased from $28.3 million, or $0.29 per diluted share, for the third quarter of fiscal 2007, to $11.7 million, or $0.12 per diluted share for the third quarter of fiscal 2008.
     Cash from operations during the third quarter of fiscal 2008 was $33.7 million, consisting of $49.7 million in cash from net income (adjusted for non-cash charges), offset by a net decrease of $16.0 million in changes from working capital. This compares with $74.9 million in cash from operations during the second quarter of fiscal 2008, consisting of $57.7 million in cash from net income (adjusted for non-cash charges) and a net increase of $17.2 million resulting from changes in working capital.
     We had $873.1 million in cash and cash equivalents and $213.0 million short-term and long-term investments in marketable debt securities at July 31, 2008.
     As of July 31, 2008, headcount was 2,210, an increase from 2,119 at April 30, 2008, and 1,770 at July 31, 2007.
Potential Release of Deferred Tax Valuation Allowance
     Because of our losses in prior periods, we are required to maintain a valuation allowance fully offsetting our gross deferred tax assets of $1.2 billion. See “Critical Accounting Policies and Estimates – Deferred Tax Valuation Allowance” for a discussion of this valuation allowance. We may be required to release a portion of this valuation allowance in the fourth quarter of fiscal 2008, although the exact timing and the portion of the valuation allowance released are subject to change based on the level of profitability that we are able to achieve for the remainder of fiscal 2008 and our visibility into future period results. Any release of valuation allowance will be recorded as a tax benefit increasing net income, an adjustment to acquisition intangibles, or an adjustment to paid-in capital. We expect that a significant portion of the release of the valuation allowance will be recorded as an income tax benefit at the time of release, significantly increasing our reported net income. Because we expect our recorded tax rate to increase in subsequent periods following a significant release of the valuation allowance, our net income will be negatively affected in periods following the release. Any valuation allowance release will not affect the amount of cash paid for income taxes.
Available Information
     We file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the SEC. These reports, any amendments to these reports, proxy and information statements and certain other documents we file with the SEC are available through SEC’s website at www.sec.gov or free of charge on our website as soon as reasonably practicable after we file the documents with the SEC. We routinely post the reports above, recent news and announcements, financial results and other important information about Ciena on our website at www.ciena.com.
Results of Operations
     Our results of operations for the quarter and nine months ended July 31, 2008 include the operations of World Wide Packets beginning on March 3, 2008, the effective date of the acquisition.
Revenue
     We derive revenue from sales or our products and services, which we discuss in the following three major groupings:
1.	Converged Ethernet Infrastructure. Included in product revenue, this revenue grouping reflects sales of our transport and switching products and packet services products and related software.

2.	Ethernet Service Delivery. Included in product revenue, this revenue grouping reflects sales of our broadband access products, Ethernet access products and recently acquired WWP products, including the related software.

3.	Global Network Services. Included in Global Network Services revenue are sales of services, including installation, deployment, maintenance support and training activities.

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
Cost of Goods Sold
     Product cost of goods sold consists primarily of amounts paid to third-party contract manufacturers, component costs, direct compensation costs and overhead associated with manufacturing-related operations, warranty and other contractual obligations, royalties, license fees, amortization of intangible assets and cost of excess and obsolete inventory.
     Services cost of goods sold consists primarily of direct and third-party costs associated with provision of services including installation, deployment, maintenance support and training activities.
Operating Expense
     Research and development expense primarily consists of salaries and related employee expense, including share-based compensation expense, prototype costs relating to design, development, testing of our products and third-party consulting costs.
     Sales and marketing expense primarily consists of salaries, commissions and related employee expense, including share-based compensation expense, and sales and marketing support expense including travel, demonstration units and third-party consulting costs.
     General and administrative expense primarily consists of salaries and related employee expense, including share-based compensation expense, and costs for third-party consulting and other services.
     Amortization of intangible assets primarily reflects purchased technology from our acquisitions.
Three months ended July 31, 2007 compared to three months ended July 31, 2008
Revenue, cost of goods sold and gross profit
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Quarter Ended July 31,
					Increase
	2007	%*	2008	%*	(decrease)	%**

Revenue:
Products	$182,143	88.9	$223,661	88.3	$41,518	22.8
Services	22,808	11.1	29,518	11.7	6,710	29.4

Total revenue	204,951	100.0	253,179	100.0	48,228	23.5

Costs:
Products	84,383	41.2	107,953	42.6	23,570	27.9
Services	22,903	11.2	19,595	7.7	(3,308)	(14.4)

Total cost of goods sold	107,286	52.3	127,548	50.4	20,262	18.9

Gross profit	$97,665	47.7	$125,631	49.6	$27,966	28.6

*	Denotes % of total revenue

**	Denotes % change from 2007 to 2008

     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit for the periods indicated:

	Quarter Ended July 31,
					Increase
	2007	%*	2008	%*	(decrease)	%**

Product revenue	$182,143	100.0	$223,661	100.0	$41,518	22.8
Product cost of goods sold	84,383	46.3	107,953	48.3	23,570	27.9

Product gross profit	$97,760	53.7	$115,708	51.7	$17,948	18.4

*	Denotes % of product revenue

**	Denotes % change from 2007 to 2008
     The table below (in thousands, except percentage data) sets forth the changes in services revenue, services cost of goods sold and services gross profit for the periods indicated:

	Quarter Ended July 31,
					Increase
	2007	%*	2008	%*	(decrease)	%**

Services revenue	$22,808	100.0	$29,518	100.0	$6,710	29.4
Services cost of goods sold	22,903	100.4	19,595	66.4	(3,308)	(14.4)

Services gross profit	$(95)	(0.4)	$9,923	33.6	$10,018

*	Denotes % of services revenue

**	Denotes % change from 2007 to 2008

The table below (in thousands, except percentage data) sets forth the changes in distribution of revenue for the periods indicated:

	Quarter Ended July 31,				Increase
	2007	%*	2008	%*	(decrease)	%**
Converged Ethernet infrastructure	$166,969	81.5	$199,974	79.0	$33,005	19.8
Ethernet service delivery	15,174	7.4	23,687	9.4	8,513	56.1
Global network services	22,808	11.1	29,518	11.6	6,710	29.4

Total	$204,951	100.0	$253,179	100.0	$48,228	23.5

*	Denotes % of total revenue

**	Denotes % change from 2007 to 2008
     Revenue from sales to customers outside of the United States is reflected as “International” in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Quarter Ended July 31,				Increase
	2007	%*	2008	%*	(decrease)	%**
United States	$145,417	71.0	$156,363	61.8	$10,946	7.5
International	59,534	29.0	96,816	38.2	37,282	62.6

Total	$204,951	100.0	$253,179	100.0	$48,228	23.5

*	Denotes % of total revenue

**	Denotes % change from 2007 to 2008
     Certain customers each accounted for at least 10% of our revenue for the periods indicated (in thousands, except percentage data) as follows:

	Quarter Ended July 31,
	2007	%*	2008	%*
Company A	$24,399	12.0	n/a	—
Company B	n/a	—	29,975	11.8
Company C	21,375	10.4	n/a	—
Company D	n/a	—	27,012	10.7
Company E	53,584	26.1	64,038	25.3

Total	$99,358	48.5	$121,025	47.8

n/a	Denotes revenue recognized less than 10% of total revenue for the period

*	Denotes % of total revenue
     Revenue
•	Product revenue increased primarily due to a $33.0 million increase in sales of our converged Ethernet infrastructure products. Increased converged Ethernet infrastructure revenue reflects a $19.0 million increase in sales of core switching products and a $18.6 million increase in sales of our CN 4200™ FlexSelect™ Advanced Service Platform, partially offset by a $4.0 million decrease in core transport products. We believe that our converged Ethernet infrastructure revenue has benefitted from both increasing network capacity requirements and customer transition to more efficient and economical network architectures. In particular, sales of our core switching products have benefited from an expansion in mesh-style optical networks. Revenue from our Ethernet service delivery products increased by $8.5 million. This increase reflects $17.9 million in sales of carrier Ethernet products from our WWP acquisition, which offset a $9.4 million reduction in revenue from our broadband access products.

•	Services revenue increased primarily due to a $3.2 million increase in maintenance and support services and a $2.9 million increase in deployment services sales, reflecting higher sales volume and increased installation activity.

•	United States revenue increased primarily due to a $6.2 million increase in sales of Ethernet service delivery products. This increase reflects $15.5 million in sales of carrier Ethernet products from our WWP acquisition, which offset a $9.4 million reduction in revenue from our broadband access products. In addition, services revenue increased by $3.8 million.

•	International revenue increased primarily due to a $32.1 million increase in sales of converged Ethernet infrastructure products. This primarily reflects increases of $15.4 million in sales of core switching products, $6.7 million in sales of CN 4200 and $4.9 million in sales of core transport products. International revenue also benefited from increases of $2.3 million in Ethernet service delivery revenue and $2.9 million in services revenue.
     Gross profit
•	Gross profit as a percentage of revenue increased due to significant improvements in services gross margin.

•	Gross profit on products as a percentage of product revenue decreased primarily due to the negative effect of the remaining $4.2 million cost related to the revaluation of the acquired WWP inventory described in “Overview” above, and $1.1 million in amortization of intangible assets costs relating to the acquisition of WWP.

•	Gross profit on services as a percentage of services revenue increased significantly over the negative gross margin achieved in the third quarter of fiscal 2007 due to improved deployment efficiencies. Services gross margin remains heavily dependent upon the mix of services in a given period and may fluctuate from quarter to quarter.
Operating expense
     Increased operating expense for the third quarter of fiscal 2008 reflects, in part, the acquisition WWP on March 3, 2008. The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Quarter Ended July 31,				Increase
	2007	%*	2008	%*	(decrease)	%**
Research and development	$31,671	15.5	$47,809	18.9	$16,138	51.0
Selling and marketing	30,303	14.8	39,440	15.6	9,137	30.2
General and administrative	14,564	7.1	14,758	5.8	194	1.3
Amortization of intangible assets	6,295	3.1	8,671	3.4	2,376	37.7
Restructuring recoveries	(1,196)	(0.6)	—	0.0	1,196	(100.0)

Total operating expense	$81,637	39.9	$110,678	43.7	$29,041	35.6

*	Denotes % of total revenue

**	Denotes % change from 2007 to 2008
•	Research and development expense increased due to higher employee compensation cost of $9.9 million, including a $1.2 million increase in share-based compensation expense, primarily reflecting increased headcount. Other increases included $2.1 million in non-capitalized development tools and software maintenance support, $1.7 million in consulting expense and $1.0 million in prototype expense.

•	Selling and marketing expense increased primarily due a $5.5 million increase in employee compensation cost, including a $1.0 million increase in share-based compensation expense, primarily reflecting increased headcount. Other increases included $1.0 million in travel and entertainment expense and $1.0 million in consulting expense.

•	General and administrative expense increased slightly due to higher employee compensation cost of $1.3 million, including a $0.6 million increase in share-based compensation expense, primarily reflecting increased headcount. Other increases included $0.9 million in facilities and information systems expenses. Expense for the third quarter of fiscal 2007 included $2.3 million associated with the settlement of patent litigation.

•	Amortization of intangible assets costs increased due to the purchase of intangible assets associated with the acquisition of WWP. See Note 3 to the financial statements included in Item 1 of Part 1 of this report for additional information related to purchased intangible assets.

•	Restructuring recoveries during fiscal 2007 primarily reflect adjustments related to the return to use of previously restructured facilities.

Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Quarter Ended July 31,				Increase
	2007	%*	2008	%*	(decrease)	%**
Interest and other income, net	$19,464	9.5	$5,342	2.1	$(14,122)	(72.6)
Interest expense	$6,931	3.4	$1,855	0.7	$(5,076)	(73.2)
Gain on equity investments	$592	0.3	$—	—	$(592)	(100.0)
Realized loss on marketable debt investments	$—	—	$5,114	2.0	$5,114	100.0
Provision for income taxes	$841	0.4	$1,603	0.6	$762	90.6

*	Denotes % of total revenue

**	Denotes % change from 2007 to 2008
•	Interest and other income, net decreased due to lower average cash and investment balances resulting from the repayment at maturity of the $542.3 million principal outstanding on our 3.75% convertible notes during the first quarter of fiscal 2008 and use of $210.0 million in cash consideration and acquisition-related expenses during the acquisition of WWP in the second quarter of fiscal 2008. Interest income was also significantly affected by lower interest rates on investment balances.

•	Interest expense decreased primarily due the repayment of 3.75% convertible notes at maturity at the end of the first quarter of fiscal 2008. This decrease was slightly offset by the interest associated with our June 11, 2007 issuance of 0.875% convertible senior notes.

•	Realized loss on marketable debt investments reflects a loss related to commercial paper investments in SIV Portfolio plc (formerly known as Cheyne Finance plc) and Rhinebridge LLC, two structured investment vehicles (SIVs) that entered into receivership during the fourth quarter of fiscal 2007 and failed to make payment at maturity. This loss is based on the completed restructuring activities of these SIVs. See Note 5 to the financial statements included in Item 1 of Part 1 of this report for additional information related to these investments.

•	Provision for income taxes increased primarily due to increased federal and state tax expense. This increase is largely offset, except for any alternative minimum tax, by tax benefits for deferred tax assets that were previously reserved against by a valuation allowance. To the extent these benefits relate to deferred tax assets from acquisitions, the benefit is recorded by reducing intangible assets rather than tax expense. See “Critical Accounting Policies and Estimates — Deferred Tax Valuation Allowance” below for information relating to our deferred tax valuation allowance and the conditions required for its release.

Nine months ended July 31, 2007 compared to Nine months ended July 31, 2008
Revenue, cost of goods sold and gross profit
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Nine Months Ended July 31,				Increase
	2007	%*	2008	%*	(decrease)	%**
Revenue:
Products	$501,637	89.0	$641,632	88.8	$139,995	27.9
Services	61,942	11.0	81,162	11.2	19,220	31.0

Total revenue	563,579	100.0	722,794	100.0	159,215	28.3

Costs:
Products	250,681	44.5	295,381	40.9	44,700	17.8
Services	59,775	10.6	57,617	8.0	(2,158)	(3.6)

Total cost of goods sold	310,456	55.1	352,998	48.8	42,542	13.7

Gross profit	$253,123	44.9	$369,796	51.2	$116,673	46.1

*	Denotes % of total revenue

**	Denotes % change from 2007 to 2008

     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit for the periods indicated:

	Nine Months Ended July 31,				Increase
	2007	%*	2008	%*	(decrease)	%**
Product revenue	$501,637	100.0	$641,632	100.0	$139,995	27.9
Product cost of goods sold	250,681	50.0	295,381	46.0	44,700	17.8

Product gross profit	$250,956	50.0	$346,251	54.0	$95,295	38.0

*	Denotes % of product revenue

**	Denotes % change from 2007 to 2008
     The table below (in thousands, except percentage data) sets forth the changes in services revenue, services cost of goods sold and services gross profit for the periods indicated:

	Nine Months Ended July 31,				Increase
	2007	%*	2008	%*	(decrease)	%**
Services revenue	$61,942	100.0	$81,162	100.0	$19,220	31.0
Services cost of goods sold	59,775	96.5	57,617	71.0	(2,158)	(3.6)

Services gross profit	$2,167	3.5	$23,545	29.0	$21,378	986.5

*	Denotes % of services revenue

**	Denotes % change from 2007 to 2008
     The table below (in thousands, except percentage data) sets forth the changes in distribution of revenue for the periods indicated:

	Nine Months Ended July 31,				Increase
	2007	%*	2008	%*	(decrease)	%**
Converged Ethernet infrastructure	$464,267	82.4	$593,694	82.1	$129,427	27.9
Ethernet service delivery	37,370	6.6	47,938	6.6	10,568	28.3
Global network services	61,942	11.0	81,162	11.3	19,220	31.0

Total	$563,579	100.0	$722,794	100.0	$159,215	28.3

*	Denotes % of total revenue

**	Denotes % change from 2007 to 2008

     Revenue from sales to customers outside of the United States is reflected as “International” in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Nine Months Ended July 31,				Increase
	2007	%*	2008	%*	(decrease)	%**
United States	$404,683	71.8	$495,254	68.5	$90,571	22.4
International	158,896	28.2	227,540	31.5	68,644	43.2

Total	$563,579	100.0	$722,794	100.0	$159,215	28.3

*	Denotes % of total revenue

**	Denotes % change from 2007 to 2008
     Certain customers each accounted for at least 10% of our revenue for the periods indicated (in thousands, except percentage data) as follows:

	Nine Months Ended July 31,
	2007	%*	2008	%*
Company A	$81,605	14.4	n/a	—
Company B	n/a	—	77,115	10.7
Company C	58,463	10.4	n/a	—
Company E	125,059	22.2	193,730	26.8

Total	$265,127	47.0	$270,845	37.5

n/a	Denotes revenue recognized less than 10% of total revenue for the period

*	Denotes % of total revenue
     Revenue
•	Product revenue increased primarily due to a $129.4 million increase in sales of our converged Ethernet infrastructure products. Increased converged Ethernet infrastructure revenue reflects an $83.1 million increase in sales of core switching products and a $48.5 million increase in sales of CN 4200. Revenue from our Ethernet service delivery products increased by $10.6 million. This increase reflects $20.6 million in sales of carrier Ethernet products from our WWP acquisition, which offset a $10.0 million reduction in revenue from our broadband access products.

•	Services revenue increased primarily due to an $11.2 million increase in deployment services sales and an $8.4 million increase in maintenance and support services, reflecting higher sales volume and increased installation activity.

•	United States revenue increased primarily due to a $72.3 million increase in sales of converged Ethernet infrastructure products. Within converged Ethernet infrastructure revenue, increases of $56.4 million of core switching revenue and $33.1 million in CN 4200 were offset by a reduction of $8.9 million in sales of other transport and switching products. Service revenue also increased by $10.9 million due to increases of $6.7 million in maintenance and support services and $5.2 million in deployment services sales. Revenue from our Ethernet service delivery products increased by $7.4 million. This increase reflects $17.3 million in sales of carrier Ethernet products from our WWP acquisition, which offset a $10.0 million reduction in revenue from our broadband access products.

•	International revenue increased primarily due to a $57.1 million increase in sales of converged Ethernet infrastructure products. This primarily reflects increases of $31.3 million in sales of core switching products and $15.4 million in sales of CN 4200 and $9.3 million in sales of other transport and switching products. International revenue also benefited from increased service revenue, primarily due to a $6.0 million increase in deployment services.
     Gross profit
•	Gross profit as a percentage of revenue increased due to significant improvements in product and services gross margin.

•	Gross profit on products as a percentage of product revenue increased primarily due to favorable product mix, including a higher concentration of core switching products, as well as product cost reductions and improved manufacturing efficiencies. These increases were partially offset by the effect of the $5.3 million cost related to the revaluation of the acquired WWP inventory described in “Overview” above, and $1.1 million in amortization of intangible assets costs relating to the acquisition of WWP.

•	Gross profit on services as a percentage of services revenue increased significantly, as a result of improved deployment efficiencies. Services gross margin remains heavily dependent upon the mix of services in a given period and may fluctuate from quarter to quarter.
Operating expense
     The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Nine Months Ended July 31,				Increase
	2007	%*	2008	%*	(decrease)	%**
Research and development	$93,166	16.5	$127,881	17.7	$34,715	37.3
Selling and marketing	85,360	15.1	111,639	15.4	26,279	30.8
General and administrative	36,562	6.5	54,036	7.5	17,474	47.8
Amortization of intangible assets	18,885	3.4	23,901	3.3	5,016	26.6
Restructuring recoveries	(2,396)	(0.4)	—	0.0	2,396	(100.0)

Total operating expense	$231,577	41.1	$317,457	43.9	$85,880	37.1

*	Denotes % of total revenue

**	Denotes % change from 2007 to 2008
•	Research and development expense increased due to higher employee compensation cost of $22.7 million, including a $2.8 million increase in share-based compensation expense, primarily reflecting increased headcount. Other increases included $5.3 million in consulting expense and $4.4 million in non-capitalized development tools and software maintenance support.

•	Selling and marketing expense increased primarily due a $14.8 million increase in employee compensation, including a $3.5 million increase in share-based compensation expense, primarily reflecting increased headcount. Other increases included $2.8 million in travel and entertainment expense, $2.2 million in consulting expense, $1.2 million in demonstration equipment, $1.3 million in facilities and information systems expenses and $0.8 million in marketing programs.

•	General and administrative expense increased primarily due to a $6.6 million increase in employee compensation, including a $2.1 million increase in share-based compensation expense, primarily reflecting increased headcount In addition legal expense increased by $6.0 million, reflecting $7.7 million and $2.3 million in settlements of patent litigations for the nine months ended July 31, 2008 and July 31, 2007, respectively. Other increases included $3.2 million in facilities and information systems expenses and $1.3 million in consulting expense.

•	Amortization of intangible assets costs increased due to the purchase of intangible assets associated with the acquisition of WWP.

•	Restructuring recoveries during fiscal 2007 primarily reflect adjustments related to the return to use of previously restructured facilities.

Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Nine Months Ended July 31,				Increase
	2007	%*	2008	%*	(decrease)	%**
Interest and other income, net	$51,206	9.1	$32,911	4.6	$(18,295)	(35.7)
Interest expense	$19,227	3.4	$11,074	1.5	$(8,153)	(42.4)
Gain on equity investment	$592	0.1	$—	—	$(592)	(100.0)
Realized loss on marketable debt investments	$—	—	$5,114	0.7	$5,114	100.0
Provision for income taxes	$1,739	0.3	$4,772	0.7	$3,033	174.4

*	Denotes % of total revenue

**	Denotes % change from 2007 to 2008
•	Interest and other income, net decreased due to lower average cash and investment balances resulting from the repayment at maturity of the $542.3 million principal outstanding on our 3.75% convertible notes during the first quarter of fiscal 2008 and use of $210.0 million in cash consideration and acquisition-related expenses during the acquisition of WWP in the second quarter of fiscal 2008. Interest income was also significantly affected by lower interest rates on investment balances.

•	Interest expense decreased primarily due the repayment of 3.75% convertible notes at maturity at the end of the first quarter of fiscal 2008. This decrease was slightly offset by the interest associated with our June 11, 2007 issuance of 0.875% convertible senior notes.

•	Realized loss on marketable debt investments reflects a loss related to commercial paper investments in SIV Portfolio plc (formerly known as Cheyne Finance plc) and Rhinebridge LLC, two structured investment vehicles (SIVs) that entered into receivership during the fourth quarter of fiscal 2007 and failed to make payment at maturity. This loss is based on the completed restructuring activities of these SIVs.

•	Provision for income taxes increased primarily due to increased federal and state tax expense. This increase is largely offset, except for any alternative minimum tax, by tax benefits for deferred tax assets that were previously reserved against by a valuation allowance. To the extent these benefits relate to deferred tax assets from acquisitions, the benefit is recorded by reducing intangible assets rather than tax expense. See “Critical Accounting Policies and Estimates — Deferred Tax Valuation Allowance” below for information relating to our deferred tax valuation allowance and the conditions required for its release
Liquidity and Capital Resources
     At July 31, 2008, our principal sources of liquidity were cash and cash equivalents, short-term investments in marketable debt securities and cash from operations. The following table summarizes our cash and cash equivalents and investments in marketable debt securities (in thousands):

	October 31,	July 31,	Increase
	2007	2008	(decrease)
Cash and cash equivalents	$892,061	$873,103	$(18,958)
Short-term investments in marketable debt securities	822,185	155,818	(666,367)
Long-term investments in marketable debt securities	33,946	57,155	23,209

Total cash and cash equivalents and investments in marketable debt securities	$1,748,192	$1,086,076	$(662,116)

     The decrease in total cash and cash equivalents and investments in marketable debt securities at July 31, 2008 was primarily related to the repayment of the $542.3 million principal outstanding on our 3.75% convertible notes at maturity on February 1, 2008 and the $210.0 million in cash consideration and acquisition-related expenses paid as part of our acquisition of WWP on March 3, 2008. This was partially offset by our cash provided by operating activities during the first nine months of fiscal 2008 described in “Operating Activities” below. Based on past performance and current expectations, we believe that our cash and cash equivalents, investments in marketable debt securities and cash generated from operations will satisfy our working capital needs, capital expenditures, and other liquidity requirements associated with our existing operations through at least the next 12 months.

     Included in long-term investments in marketable debt securities at October 31, 2007 is approximately $33.9 million in investments in commercial paper issued by two structured investment vehicles (SIVs) that entered into receivership during the fourth quarter of fiscal 2007 and failed to make payment at maturity. See Note 5 to our financial statements included in Item 1 of Part I of this report. During the third quarter of fiscal 2008, we recognized additional losses of $5.1 million related to these investments. During the first nine months of fiscal 2008, we received cash payments of $20.4 million in connection with the restructuring of these SIVs. Subsequent to the end of the third quarter of fiscal 2008, Ciena received additional cash proceeds totaling $8.2 million.
     The following sections review the significant activities that had an impact on our cash during the first nine months of fiscal 2008.
Operating Activities
     The following tables set forth (in thousands) significant components of our $122.2 million of cash generated by operating activities for the first nine months of fiscal 2008:
     Net income

Nine Months Ended
July 31,
2008
Net income	$64,290

     Our net income for the first nine months of fiscal 2008 included the significant non-cash items summarized in the following table (in thousands):

Nine Months Ended
July 31,
2008
Loss on equity investments and marketable securities	5,114
Depreciation and amortization of leasehold improvements	13,345
Share-based compensation costs	24,406
Amortization of intangible assets	27,942
Deferred tax provision	1,640
Provision for inventory excess and obsolescence	13,841
Provision for warranty	11,234

Total significant non-cash charges	$97,522

     Accounts Receivable, Net
     Excluding the addition of $2.1 million of accounts receivable recorded in connection with the acquisition of WWP, cash consumed by accounts receivable, net of allowance for doubtful accounts receivable, increased by $32.1 million from the end of fiscal 2007 through the first nine months of fiscal 2008. Our days sales outstanding (DSOs) increased from 48 days for fiscal 2007 to 52 days for the first nine months of fiscal 2008. Our accounts receivable balance increased primarily due to revenue growth during the first nine months of fiscal 2008.
     The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts receivable, from the end of fiscal 2007 through the first nine months of fiscal 2008:

	October 31,	July 31,	Increase
	2007	2008	(decrease)
Accounts receivable, net	$104,078	$138,142	$34,064

     Inventory
     Excluding the non-cash effect of a $13.8 million provision for excess and obsolescence and the addition of $12.9 million of inventory recorded in connection with the acquisition of WWP, cash consumed by inventory for the first nine months of fiscal 2008 was $4.7 million. Ciena’s inventory turns increased from 3.3 for fiscal 2007 to 3.7 for the first nine months of fiscal 2008. The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2007 through the first nine months of fiscal 2008:

	October 31,	July 31,	Increase
	2007	2008	(decrease)
Raw materials	$28,611	$20,088	$(8,523)
Work-in-process	4,123	2,257	(1,866)
Finished goods	96,054	106,918	10,864

Gross inventory	128,788	129,263	475
Provision for inventory excess and obsolescence	(26,170)	(22,920)	3,250

Inventory	$102,618	$106,343	$3,725

     Accounts payable and accruals
     Excluding the addition of $10.1 million in accounts payable and accruals from the acquisition of WWP and effects of other non-cash additions, $7.9 million of cash was consumed by accounts payable and accruals during the first nine months of fiscal 2008. The following table sets forth (in thousands) changes in our accounts payable from the end of fiscal 2007 through the first nine months of fiscal 2008:

	October 31,	July 31,	Increase
	2007	2008	(decrease)
Accounts payable	$55,389	$61,780	$6,391
Acccrued liabilities	90,922	90,877	(45)
Restructuring liabilities	4,688	4,037	(651)

Accounts payable and accruals	$150,999	$156,694	$5,695

     Interest Payable on Ciena’s Convertible Notes
     We paid the final $10.2 million interest payment on our 3.75% convertible notes, due February 1, 2008, during the first nine months of fiscal 2008.
     Interest on our outstanding 0.25% convertible senior notes, due May 1, 2013, is payable on May 1 and November 1 of each year, commencing on November 1, 2006. Ciena paid $0.8 million in interest on the 0.25% convertible notes during the first nine months of fiscal 2008.
     Interest on our outstanding 0.875% convertible senior notes, due June 15, 2017, is payable on June 15 and December 15 of each year, commencing on December 15, 2007. Ciena paid $4.4 million in interest on the 0.875% convertible notes during the first nine months of fiscal 2008.
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
     Deferred revenue
     Excluding the effect of $3.2 million in deferred revenue added as a result of the acquisition of WWP, deferred revenue decreased by $9.6 million during the first nine months of fiscal 2008. Product deferred revenue represents payments received in advance of shipment and payments received in advance of our ability to recognize revenue. Services deferred revenue is related to payment for service contracts that will be recognized over the contract term. The following table reflects (in thousands) the balance of deferred revenue and the change in this balance from the end of fiscal 2007 through the first nine months of fiscal 2008:

	October 31,	July 31,	Increase
	2007	2008	(decrease)
Products	$13,208	$12,441	$(767)
Services	50,432	63,924	13,492

Total deferred revenue	$63,640	$76,365	$12,725

Investing Activities
     During the first nine months of fiscal 2008, we received net proceeds of approximately $639.6 million from the maturity and purchases of marketable debt securities. These net proceeds were used to fund the repayment of our 3.75% convertible notes at maturity and the cash consideration paid as part of our acquisition of World Wide Packets on March 3, 2008. In connection with this acquisition, Ciena paid cash consideration of approximately $196.7 million and incurred acquisition-related expenses of $14.2 million. Ciena also paid equity consideration in the acquisition as described in Note 3 to the financial statements included in Item 1 of Part 1 of this report for an aggregate purchase price of $283.1 million.
Financing Activities
     On February 1, 2008, we paid the remaining principal balance of $542.3 million upon maturity of our 3.75% convertible notes. Cash received from financing activities during the first nine months of fiscal 2008 also includes $5.2 million relating to the exercise of employee stock options.
Contractual Obligations
     During the first nine months of fiscal 2008, we did not experience material changes, outside of the ordinary course of business and our acquisition of WWP, in our contractual obligations from those reported in our Form 10-K for the year ended October 31, 2007. The following is a summary of our future minimum payments under contractual obligations as of July 31, 2008 (in thousands):

		Less than	One to	Three to
	Total	one year	three years	five years	Thereafter
Interest due on convertible notes	$43,125	$5,125	$10,250	$10,250	$17,500
Principal due at maturity on convertible notes	800,000	—	—	300,000	500,000
Operating leases (1)	69,321	13,935	22,232	16,728	16,426
Purchase obligations (2)	79,096	79,096	—	—	—

Total (3)	$991,542	$98,156	$32,482	$326,978	$533,926

(1)	The amount for operating leases above does not include insurance, taxes, maintenance and other costs required by the applicable operating lease. These costs are variable and are not expected to have a material impact.

(2)	Purchase obligations relate to purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of the amount reported above relates to firm, non-cancelable and unconditional obligations.

(3)	As of July 31, 2008, we had approximately $6.2 million of other long-term obligations in our condensed consolidated balance sheet for unrecognized tax positions that are not included in this table because the periods of cash settlement with the respective tax authority cannot be reasonably estimated.
     Some of our commercial commitments, including some of the future minimum payments set forth above, are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of July 31, 2008 (in thousands):

		Less than one	One to	Three to
	Total	year	three years	five years	Thereafter
Standby letters of credit	$20,964	$16,914	$3,385	$548	$117

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
     Our total deferred revenue for products was $13.2 million and $12.4 million as of October 31, 2007 and July 31, 2008, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $50.4 million and $63.9 million as of October 31, 2007 and July 31, 2008, respectively.

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
     Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measure of estimated fair value of our share-based compensation. See Note 15 to our financial statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of July 31, 2008, total unrecognized compensation expense was: (i) $25.0 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 1.4 years; and (ii) $50.8 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.8 years.
Reserve for Inventory Obsolescence
     We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. Upon recognition of the write down, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. We recorded charges for excess and obsolete inventory of $8.9 million and $13.8 million in the first nine months of fiscal 2007 and 2008, respectively. These charges were primarily related to excess inventory due to a change in forecasted product sales. In an effort to limit our exposure to delivery delays and to satisfy customer needs we purchase inventory based on forecasted sales across our product lines. In addition, part of our research and development strategy is to promote the convergence of similar features and functionalities across our product lines. Each of these practices exposes us to the risk that our customers will not order those products for which we have forecasted sales, or will purchase less than we have forecasted. Historically, we have experienced write downs due to changes in strategic direction, discontinuance of a product and declines in market conditions. If actual market conditions differ from those we have assumed, if there is a sudden and significant decrease in demand for our products, or if there is a higher incidence of inventory obsolescence due to a rapid change in technology, we may be required to take additional inventory write-downs, and our gross margin could be adversely affected. Our inventory net of allowance for excess and obsolete was $102.6 million and $106.3 as of October 31, 2007 and July 31, 2008, respectively.

Restructuring
     As part of our restructuring costs, we provide for the estimated cost of the net lease expense for facilities that are no longer being used. The provision is equal to the fair value of the minimum future lease payments under our contracted lease obligations, offset by the fair value of the estimated sublease payments that we may receive. As of July 31, 2008, our accrued restructuring liability related to net lease expense and other related charges was $4.0 million. The total minimum lease payments for these restructured facilities are $18.1 million. These lease payments will be made over the remaining lives of our leases, which range from nineteen months to eleven years. If actual market conditions are different than those we have projected, we will be required to recognize additional restructuring costs or benefits associated with these facilities.
Allowance for Doubtful Accounts
     Our allowance for doubtful accounts receivable is based on management’s assessment, on a specific identification basis, of the collectibility of customer accounts. We perform ongoing credit evaluations of our customers and generally have not required collateral or other forms of security from customers. In determining the appropriate balance for our allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectibility. In doing so, we consider creditworthiness, payment history, account activity and communication with such customer. If a customer’s financial condition changes, or if actual defaults are higher than our historical experience, we may be required to take a charge for an allowance for doubtful accounts receivable which could have an adverse impact on our results of operations. Our accounts receivable net of allowance for doubtful accounts was $104.1 million and $138.1 as of October 31, 2007 and July 31, 2008, respectively. Our allowance for doubtful accounts as of October 31, 2007 and July 31, 2008 was $0.1 million.
Goodwill
     As of October 31, 2007 and July 31, 2008, our consolidated balance sheet included $232.0 million and $455.7 million in goodwill, respectively. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our acquisitions. The increase above reflects goodwill recorded in connection with our acquisition of World Wide Packets. See Note 3 to the financial statements included in Item 1 of Part 1 of this report for additional information related to the allocation of the purchase price.
     In accordance with SFAS 142, we test our goodwill for impairment on an annual basis, which we have determined to be the last business day of fiscal September each year. We also test our goodwill for impairment between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. No such event or circumstance occurred during the first nine months of fiscal 2008.
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

Intangible Assets
     As of October 31, 2007 and July 31, 2008, our consolidated balance sheet included $67.1 million and $102.3 million in other intangible assets, net, respectively. We account for the impairment or disposal of finite-lived intangible assets in accordance with the provisions of SFAS 144. In accordance with SFAS 144, we test each finite-lived intangible asset for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. Valuation of our finite-lived intangible assets requires us to make assumptions about future sales prices and sales volumes for our products that involve new technologies and uncertainties around customer acceptance of new products. If actual market conditions differ or our forecasts change, we may be required to record additional impairment charges in future periods. Such charges would have the effect of decreasing our earnings or increasing our losses in such period.
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
     During the fourth quarter of fiscal 2007, we determined that declines in the estimated fair value of our investments in certain commercial paper were other-than-temporary. This commercial paper was issued by SIV Portfolio plc (formerly known as Cheyne Finance plc) and Rhinebridge LLC, two structured investment vehicles (SIVs) that entered into receivership during the fourth quarter of fiscal 2007 and failed to make payment at maturity. Due to the mortgage-related assets that they hold, these entities have been exposed to adverse market conditions that have affected the value of their collateral and their ability to access short-term funding. We purchased these investments in the third quarter of fiscal 2007 and, at the time of purchase, each investment had a rating of A1+ by Standard and Poor’s and P-1 by Moody’s, their highest ratings respectively. These investments are no longer trading and have no readily determinable market value. We have reviewed current investment ratings, valuation estimates of the underlying collateral, company specific news and events, and general economic conditions in considering the fair value of these investments. In estimating fair value, we used a valuation approach based on a liquidation of assets held by each SIV and their subsequent distribution of cash. We utilized assessments of the underlying collateral from multiple indicators of value, which were then discounted to reflect the expected timing of disposition and market risks. Based on this assessment of fair value, as of October 31, 2007, we recognized losses of $13.0 million related to these investments. Giving effect to these losses, Ciena’s investment portfolio at October 31, 2007 included an estimated fair value of $33.9 million in commercial paper issued by these entities. At July 31, 2008, based on the completed restructuring activities of these SIVs, the carrying value of the commercial paper issued was $8.4 million, with the reduction reflecting $20.4 million of cash proceeds received and an additional $5.1 million recognized loss during the third quarter of fiscal 2008. Subsequent to the end of the third quarter of fiscal 2008, Ciena received additional cash proceeds totaling $8.2 million related to these SIVs.
     As of July 31, 2008, our minority investments in privately held technology companies, reported in other assets, were $6.7 million. These investments are generally carried at cost because we own less than 20% of the voting equity and do not have the ability to exercise significant influence over any of these companies. These investments are inherently high risk. The markets for technologies or products manufactured by these companies are usually early stage at the time of our investment and such markets may never materialize or become significant. We could lose our entire investment in some or all of these companies. We monitor these investments for impairment and make appropriate reductions in carrying values when necessary. If market conditions, the expected financial performance, or the competitive position of the companies in which we invest deteriorate, we may be required to record a charge in future periods due to impairment in their value.

Deferred Tax Valuation Allowance
     As of July 31, 2008, we have recorded a valuation allowance fully offsetting our gross deferred tax assets of $1.2 billion. We calculated the valuation allowance in accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support the reversal. Because evidence such as our operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, our cumulative loss during this three-year period represents sufficient negative evidence regarding the need for a full valuation allowance under SFAS 109. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. Any release of valuation allowance will be recorded as a tax benefit increasing net income, an adjustment to acquisition intangibles, or an adjustment to paid-in capital. We believe it is likely that we will release a portion of this valuation allowance in the fourth quarter of fiscal 2008, although the exact timing is subject to change based on the level of profitability that we are able to achieve for the remainder of fiscal 2008 and our visibility into future period results. We expect that a significant portion of the release of the valuation allowance will be recorded as an income tax benefit at the time of release, significantly increasing our reported net income. For the first nine months of fiscal 2008, a $1.6 million adjustment to acquisition intangibles was related to the release of valuation allowance associated with the recognition of deferred tax assets from prior acquisitions. Because we expect our recorded tax rate to increase in subsequent periods following a release of the valuation allowance, our net income would be affected in periods following the release. Any valuation allowance release will not affect the amount of cash paid for income taxes.
Warranty
     Our liability for product warranties, included in other accrued liabilities, was $33.6 million and $36.4 million as of October 31, 2007 and July 31, 2008, respectively. Our products are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties was $8.9 million and $11.2 million in the first nine months of fiscal 2007 and 2008 respectively. The provision for warranty claims may fluctuate on a quarterly basis depending upon the mix of products and customers in that period. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. An increase in warranty claims or the related costs associated with satisfying these warranty obligations could increase our cost of sales and negatively affect our gross margin.
Uncertain Tax Positions
     Effective at the beginning of the first quarter of 2008, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” which is a change in accounting for income taxes. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As a result of the implementation of FIN 48, we reduced the liability for net unrecognized tax benefits by $0.1 million, and accounted for the reduction as a cumulative effect of a change in accounting principle that resulted in an increase to retained earnings of $0.1 million and a decrease to income tax payable of $0.1 million. As of July 31, 2008, we had approximately $6.2 million recorded as other long-term obligations on our condensed consolidated balance sheet for uncertain tax positions in accordance with FIN 48. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

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
     Interest Rate Sensitivity. We maintain a short-term and long-term investment portfolio. See Note 5 to the financial statements in Item 1 of Part I of this report for information relating to the fair value of these investments. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at July 31, 2008, the fair value of the portfolio would decline by approximately $13.6 million.
     Foreign Currency Exchange Risk. As a global concern, we face exposure to adverse movements in foreign currency exchange rates. Because our sales are primarily denominated in U.S. dollars, the impact of foreign currency fluctuations on sales has not been material. Our primary exposures are related to non-U.S. dollar denominated operating expense in Canada, Europe, India and China. During the first nine months of fiscal 2008, approximately 79.0% of our operating expense was U.S. dollar denominated. As of July 31, 2008, our assets and liabilities related to non-dollar denominated currencies were primarily related to intercompany payables and receivables. We do not expect an increase or decrease of 10% in the foreign exchange rate would have a material impact on our financial position. To date, we have not significantly hedged against foreign currency fluctuations. Should exposure to fluctuations in foreign currency become more significant, however, we may pursue hedging alternatives.
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
     A significant portion of our revenue is concentrated among a relatively small number of customers. Five customers collectively accounted for 65.3% of our fiscal 2007 revenue. For the first nine months of fiscal 2008, five customers collectively accounted for 62.8% of our revenue. Consequently, our financial results are closely correlated with the spending of a relatively small number of customers. Because their spending may be unpredictable and sporadic, our revenue and operating results can fluctuate on a quarterly basis. Reliance upon a relatively small number of customers increases our exposure to changes in their capital expenditure budgets, network strategy and executive leadership. We have recently seen our customers, particularly large carriers in North America, begin to take a more guarded approach to their capital spending. The loss of, or significant reductions in spending by, one or more of our large customers would have a material adverse effect on our business, financial condition and results of operations. Our concentration in revenue has increased in recent years, in part, as a result of consolidations among a number of our largest customers. Consolidations may increase the likelihood of temporary or indefinite reductions in customer spending or changes in network strategy that could harm our business and operating results. Moreover, because our largest customers are telecommunications service providers, our business could be exposed to risks associated with a market-wide change in business prospects, competitive pressures, regulatory environment or other conditions affecting these customers.
Our business could be adversely affected if general economic conditions further weaken.
     We have achieved considerable annual revenue growth over the last few fiscal years, in part due to favorable conditions in our markets. Recently, our business has begun to experience the effects of the current uncertain macroeconomic environment. We have begun to experience order delays, lengthening sales cycles and slowing deployments, primarily among our large carrier customers in North America. Economic weakness, customer financial difficulties and constrained spending on communications networks have previously resulted in sustained periods of decreased demand for our products. We are uncertain as to how long current macroeconomic conditions will persist and the magnitude of their effects on our business and results of operations. If unfavorable macroeconomic conditions persist or further weaken, our business and results of operations could be materially adversely affected.

Our revenue, gross margin and operating results can fluctuate unpredictably from quarter to quarter.
     Our revenue, gross margin and results of operations can fluctuate unpredictably from quarter to quarter. Our budgeted expense levels depend in part on our expectations of long-term future revenue and gross margin. Substantial adjustments to these expenses are difficult and take time. Uncertainty or lack of visibility into customer spending, and changes in economic or market conditions, can make it difficult to prepare reliable estimates of future revenue. Consequently, our levels of inventory and operating expense may be high relative to our revenue, which would harm our level of profitability. Factors that contribute to fluctuations in our revenue, gross margin and operating results include:
•	variations in the mix between higher and lower margin products and services;

•	changes in capital spending levels of our significant customers and fluctuations in demand for our products;

•	the timing and size of orders from customers, including the impact of, and our ability to recognize revenue from, significant customer contracts;

•	the level of pricing pressure we encounter;

•	changes in customers’ requirements, including changes or cancellations to orders from customers;

•	the introduction of new products by us or our competitors;

•	changes in the price or availability of components for our products;

•	readiness of customer sites for installation and delays in network deployment;

•	changes in general economic conditions as well as those specific to our markets.
     Many of these factors are beyond our control, particularly in the case of large carrier orders and multi-vendor or multi-technology network infrastructure builds where the achievement of certain thresholds for acceptance is subject to the readiness and performance of the customer or other providers, and changes in customer requirements or installation plans. Any one or a combination of these factors may cause our revenue, gross margin and operating results to fluctuate from quarter to quarter. As a consequence, our results for a particular quarter may be difficult to predict, and our prior results are not necessarily indicative of results likely in future periods. The factors above may cause our operating results to fall below the expectations of securities analysts or investors, which may cause our stock price to decline.
We face intense competition that could hurt our sales and profitability.
     The markets in which we compete for sales of networking equipment, software and services are extremely competitive, particularly the market for sales to large communications service providers. This level of competition that we face can be exacerbated during periods of macroeconomic weakness and constrained spending. Competition in our markets, generally, is based on any one or a combination of the following factors: price, product features and functionality, manufacturing capability and lead-times, incumbency and existing business relationships, scalability and the ability of products to meet the immediate and future network requirements of customers. A small number of very large companies have historically dominated our industry. These competitors have substantially greater financial, technical and marketing resources, greater manufacturing capacity and better established relationships with telecommunications carriers and other potential customers than we do. Consolidation activity among large networking equipment providers has caused some of our competitors to grow even larger, which may increase their strategic advantages. These transactions may adversely affect our competitive position.
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
     The tactics described above can be particularly effective in an increasingly concentrated base of potential customers such as communications service providers. If competitive pressures increase or we fail to compete successfully in our markets, our sales and profitability would suffer.
Investment of research and development resources in technologies for which there is not a matching market opportunity, or failure to sufficiently or timely invest in technologies for which there is market demand, would adversely affect our revenue and profitability.
     The market for communications networking equipment is characterized by rapidly evolving technologies and changes in market demand. We continually invest in research and development to enhance our existing products, create new products and develop or acquire new technologies. There is often a lengthy period between commencing these development initiatives and bringing the new or revised product to market, and, during this time, technology or the market may move in directions we had not anticipated. Even if we are able to anticipate market conditions and develop and introduce new products or enhancements, there is no guarantee that these products will achieve market acceptance. There is a significant possibility, therefore, that some of our development decisions will not turn out as anticipated, and that our investment in some projects will be unprofitable. There is also a possibility that we may miss a market opportunity because we fail to invest, or invest too late, in a new product or an enhancement of an existing product that could have been highly profitable. Changes in the market may also cause us to discontinue previously planned investments in new products or features, which can have a disruptive effect on our relationships with customers. If we fail to make the right investments or fail to make them at the right time, our competitive position may suffer and our revenue and profitability could be harmed.
We may be required to write off significant amounts of inventory as a result of our inventory purchase practices and the convergence of our product lines.
     To avoid delays and meet customer demand for shorter delivery terms, we place orders with our contract manufacturers and suppliers to manufacture components and complete assemblies based on forecasts of customer demand. As a result, our inventory purchases expose us to the risk that our customers either will not order the products we have forecasted or will purchase fewer products than forecasted. Our purchase agreements generally do not require that a customer guarantee any minimum purchase level, and customers often have the right to modify, reduce or cancel purchase quantities. As a result, we may purchase inventory based on forecasted sales and in anticipation of sales that never occur. Historically, our inventory write-offs have resulted from the circumstances above. As features and functionalities converge across our product lines, and we introduce new products, however, we face an increased risk that customers may elect to forego purchases of one product we have inventoried in favor of purchasing another product with similar functionality or application. If we are required to write off or write down a significant amount of inventory, our results of operations for the period would be materially adversely affected.

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
     The development and production of equipment that addresses multi-service communications network traffic is complicated. Some of our products can be fully tested only when deployed in communications networks or with other equipment and therefore may contain undetected hardware or software errors at the time of release. As a result, product performance problems are often more acute for initial deployments of new products and product enhancements. Unanticipated problems can relate to the design, manufacturing, installation or integration of our products. If we experience significant performance, reliability or quality problems with our products, or our customers suffer significant network restoration delays relating to these problems, a number of negative effects on our business could result, including:
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
     We continue to take steps to sell our products into new geographic markets and to a broader customer base, including other large telecommunications service providers, enterprises, cable operators, wireless operators and federal, state and local governments. We have less experience in these markets and, in order to succeed in these markets, we believe we must develop and manage new sales channels and distribution arrangements. We expect these relationships to be an increasingly important part of our business. We may not be successful in reaching additional customer segments or expanding into new geographic regions and may be exposed to increased expense and business and financial risks associated with entering new markets and pursuing new customer segments. We may expend time, money and other resources on channel relationships that are ultimately unsuccessful. In addition, sales to federal, state and local governments require compliance with complex procurement regulations with which we have little experience. We may be unable to increase our sales to government contractors if we determine that we cannot comply with applicable regulations. Our failure to comply with regulations for existing contracts could result in civil, criminal or administrative proceedings involving fines and suspension, or exclusion from participation in federal government contracts. Failure to manage additional sales channels effectively would limit our ability to succeed in these new markets and could adversely affect our ability to expand our customer base and grow our business.
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
Our reliance upon third party manufacturers exposes us to risks that could negatively affect our business and operations.
     We rely upon third party contract manufacturers to perform the majority of the manufacturing of our products and components, and we are increasingly utilizing overseas suppliers, particularly in Asia. Our reliance upon these manufacturers could expose us to increased risks related to lead times, continued supply, on-time delivery, quality assurance and compliance with environmental standards and other regulations. We are also exposed to risks related to disruptions in the business and operations of these manufacturers, including business continuity and disaster recovery. We do not have contracts in place with some of our manufacturers and we do not have guaranteed supply of components or manufacturing capacity. From time to time, we may decide to transfer manufacturing to a new contract manufacturer or consolidate our use of suppliers. These transitions may result in disruptions to our business and temporary increases in inventory volumes purchased in order to ensure continued supply. Difficulty managing our contract manufacturers, or transitions to new manufacturers, can negatively affect our business and operations and harm our customer relationships.
We depend on sole and limited source suppliers for some of our product components and the loss of a source, or a lack of availability of key components, could increase our costs and harm our business and customer relationships.
     We depend on a limited number of suppliers for our product components and subsystems, as well as for equipment used to manufacture and test our products. Our products include key optical and electronic components for which reliable, high-volume supply is available from sole or limited sources. We have previously encountered shortages in availability for important components that have affected our ability to deliver products in a timely manner. Our business would be negatively affected if our suppliers were to experience any significant disruption in their operations affecting the price, quality, availability or timely delivery of components. If we are unable to secure the components or subsystems that we require in sufficient quantities, we may experience delivery delays and may be unable to satisfy our contractual obligations to customers. The loss of a source of supply, or lack of sufficient availability of key components, could require us to redesign products that use those components, which would increase our costs and negatively affect our product gross margin. The partial or complete loss of a sole or limited source supplier could result in lost revenue, additional costs and deployment delays that could harm our business and customer relationships.

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
     We market, sell and service our products globally. We have established offices around the world, including in North America, Europe, Latin America and the Asia Pacific region. We have also established a major development center in India and are increasingly reliant upon overseas suppliers, particularly in Asia, for sourcing of important components and contract manufacturing of our products. Our increasingly global operations may result in increased risk to our business and could give rise to unanticipated expense, difficulties or other effects that could adversely affect our financial results.
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
     We have a development center in India. There is no assurance that our reliance upon development resources in India will enable us to achieve meaningful cost reductions or greater resource efficiency. Further, our development efforts and other operations in India involve significant risks, including:
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
     We recently completed our acquisition of World Wide Packets and are in the process of integrating its operations, systems, technologies, products, and personnel. Integration of acquired companies can be complex and exposes us to a variety of risks. We may encounter difficulty integrating World Wide Packets, including the possible loss of key personnel, disruption of product development efforts, difficulties with new suppliers, loss of customers and incorporation of financial reporting processes and related information systems. We may encounter difficulties developing, integrating and selling new technology into our portfolio and may be unable to achieve the strategic benefits we anticipate from our merger. We could also be exposed to additional risks and liabilities that could have a material adverse effect on our business, results of operations and financial condition. As part of the merger, we assumed all known and unknown liabilities of World Wide Packets. These liabilities may include unforeseen liabilities to shareholders, customers, suppliers or employees, as well as liabilities related to intellectual property disputes.
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
     Competition to attract and retain highly skilled technical and other personnel with experience in our industry is increasing in intensity, and our employees have been the subject of targeted hiring by our competitors. We are expanding our engineering resources in the U.S. and abroad and may find it difficult to attract and retain sufficiently skilled personnel in areas including data networking and Ethernet service delivery and may encounter difficulty in certain geographic markets. We may experience difficulty retaining and motivating existing employees and attracting qualified personnel to fill key positions. In addition, none of our executive officers is bound by an employment agreement for any specific term. It may be difficult to replace members of our management team or other key personnel, and the loss of such individuals could be disruptive to our business. Because we generally do not have employment contracts with our employees, we must rely upon providing competitive compensation packages and a high-quality work environment in order to retain and motivate employees. If we are unable to attract and retain qualified personnel, we may be unable to manage our business effectively.
We may be adversely affected by fluctuations in currency exchange rates.
     To date, we have not significantly hedged against foreign currency fluctuations. Historically, our primary exposure to currency exchange rates has been related to non-U.S. dollar denominated operating expense in Europe, Asia and Canada where we sell primarily in U.S. dollars. In recent years, our international operations have grown considerably. As we increase our international sales and utilization of international suppliers, we may transact additional business in currencies other than the U.S. dollar. As a result, we may be subject to increased susceptibility to the effects of foreign exchange translation on our financial results and our business and result of operations could be adversely affected.
Our products incorporate software and other technology under license from third parties and our business would be adversely affected if this technology was no longer available to us on commercially reasonable terms.
     We integrate third-party software and other technology into our products. Licenses for this technology may not be available or continue to be available to us on commercially reasonable terms. Third party licensors may insist on unreasonable financial or other terms in connection with our use of such technology. Difficulties with third party technology licensors could result in termination of such licenses, which may result in significant costs and require us to obtain or develop a substitute technology. Difficulty obtaining and maintaining third party technology licenses may disrupt development of our products and increase our costs, which could harm our business.
Our business is dependent upon the proper functioning of our internal business processes and information systems and modifications may disrupt our business, operating processes and internal controls.
     The successful operation of various internal business processes and information systems is critical to the efficient operation of our business. In recent years, we have experienced considerable growth in transaction volume, headcount and reliance upon international resources in our operations. Our business processes and information systems need to be sufficiently scalable to support growth of our business. To improve the efficiency of our operations and achieve greater automation, we are in the process of implementing a number of business process improvements across our company and have recently implemented a new version of our Oracle management information system. Significant changes to our processes and systems expose us to a number of operational risks. These changes may be costly and disruptive, and could impose substantial demands on management time. These changes may also require the modification of a number of internal control procedures. Any material disruption, malfunction or similar problems with our business processes or information systems, or the transition to new processes and systems, could have a negative effect on the operation of our business and our results of operations.

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
     As of July 31, 2008, we had $455.7 million of goodwill on our balance sheet. This amount primarily represents the remaining excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. This amount includes $223.7 million of goodwill relating to our acquisition of World Wide Packets in March 2008. At July 31, 2008, we had $102.3 million of other intangible assets on our balance sheet. The amount primarily reflects purchased technology from our acquisitions, including World Wide Packets. At July 31, 2008, goodwill and other intangible assets represented approximately 27.1% of our total assets. We have previously incurred charges relating to impairment of goodwill other intangible assets. If we are required to record additional impairment charges, such charges would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results could be materially adversely affected in such period.
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
     In addition, our operations may be negatively affected by environmental regulations, such as the Waste Electrical and Electronic Equipment (WEEE) and Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) that have been adopted by the European Union. Compliance with these and similar environmental regulations, may increase our cost of building and selling our products, make it difficult to obtain supply of compliant components or require us to write off non-compliant inventory, which could have a material adverse effect on our business and operating results.
The investment of our substantial cash balance and our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.
     At July 31, 2008, we had $873.1 million in cash and cash equivalents and $213.0 million short-term and long-term investments in marketable debt securities. We have historically invested these amounts in corporate bonds, asset-backed obligations, commercial paper, securities issued by the United States, certificates of deposit and money market funds meeting certain criteria. These investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report a report containing management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Compliance with these requirements has resulted in, and is likely to continue to result in, significant costs and the commitment of time and operational resources. Changes in our business will necessitate ongoing modifications to our internal control systems, processes and information systems. We are actively engaged in updating or reengineering certain important business processes. Our increasingly global operations, including our development facility in India and international offices, pose additional challenges to our internal control systems as their operations become more significant. Each of these changes to our operations and our processes creates additional business risks. We cannot be certain that our current design for internal control over financial reporting will be sufficient to enable management or our independent registered public accounting firm to determine that our internal controls are effective for any period, or on an ongoing basis. If we or our independent registered public accounting firms are unable to assert that our internal controls over financial reporting are effective, our business may be harmed. Market perception of our financial condition and the trading price of our stock may be adversely affected, and customer perception of our business may suffer.
Obligations associated with our outstanding indebtedness on our convertible notes may adversely affect our business.
     At July 31, 2008, indebtedness on our outstanding convertible notes totaled $800.0 million in aggregate principal. Our indebtedness and repayment obligations could have important negative consequences, including:
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
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.

Item 6. Exhibits

Exhibit	Description
3.1(1)	Amended and Restated Bylaws of Ciena Corporation

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Ciena’s Current Report on Form 8-K filed on August 28, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIENA CORPORATION
Date: September 5, 2008	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date: September 5, 2008	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)