Form 10-Q
period 2009-01-31
CIENA CORP
filed 2009-03-05
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 28, 2009

common stock, $.01 par value	90,674,100

CIENA CORPORATION
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended January 31,
	2008	2009
Revenues:
Products	$201,790	$139,717
Services	25,626	27,683

Total revenue	227,416	167,400

Costs:
Products	91,387	76,367
Services	19,460	19,190

Total cost of goods sold	110,847	95,557

Gross profit	116,569	71,843

Operating expenses:
Research and development	35,444	46,700
Selling and marketing	33,608	33,819
General and administrative	22,628	11,585
Amortization of intangible assets	6,470	6,404
Restructuring cost	—	76

Total operating expenses	98,150	98,584

Income (loss) from operations	18,419	(26,741)
Interest and other income, net	19,082	4,660
Interest expense	(7,358)	(1,844)
Loss on cost method investments	—	(565)

Income (loss) before income taxes	30,143	(24,490)
Provision for income taxes	1,336	341

Net income (loss)	$28,807	$(24,831)

Basic net income (loss) per common share	$0.33	$(0.27)

Diluted net income (loss) per potential common share	$0.28	$(0.27)

Weighted average basic common shares outstanding	86,910	90,620

Weighted average dilutive potential common shares outstanding	109,009	90,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31,	January 31,
	2008	2009
ASSETS

Current assets:
Cash and cash equivalents	$550,669	$534,985
Short-term investments	366,336	387,618
Accounts receivable, net	138,441	130,477
Inventories	93,452	91,283
Prepaid expenses and other	35,888	34,186

Total current assets	1,184,786	1,178,549
Long-term investments	156,171	146,446
Equipment, furniture and fixtures, net	59,967	59,390
Goodwill	455,673	455,673
Other intangible assets, net	92,249	84,194
Other long-term assets	75,748	76,299

Total assets	$2,024,594	$2,000,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$44,761	$50,194
Accrued liabilities	96,143	86,219
Restructuring liabilities	1,668	611
Income taxes payable	—	1,162
Deferred revenue	36,767	35,578

Total current liabilities	179,339	173,764
Long-term deferred revenue	37,660	36,316
Long-term restructuring liabilities	2,557	2,403
Other long-term obligations	8,089	7,966
Convertible notes payable	798,000	798,000

Total liabilities	1,025,645	1,018,449

Commitments and contingencies
Stockholders’ equity:
Preferred stock — par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock — par value $0.01; 290,000,000 shares authorized; 90,470,803 and 90,673,622 shares issued and outstanding	905	907
Additional paid-in capital	5,629,498	5,638,048
Accumulated other comprehensive loss	(1,275)	(1,843)
Accumulated deficit	(4,630,179)	(4,655,010)

Total stockholders’ equity	998,949	982,102

Total liabilities and stockholders’ equity	$2,024,594	$2,000,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended January 31,
	2008	2009
Cash flows from operating activities:
Net income (loss)	$28,807	$(24,831)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of discount on marketable securities	(1,296)	(863)
Non-cash loss on cost method investments	—	565
Depreciation and amortization of leasehold improvements	3,949	5,097
Share-based compensation	6,881	8,494
Amortization of intangibles	7,438	8,055
Deferred tax provision	471	—
Provision for doubtful accounts	25	42
Provision for inventory excess and obsolescence	5,794	6,548
Provision for warranty	2,914	2,541
Other	1,118	229
Changes in assets and liabilities:
Accounts receivable	(40,586)	7,922
Inventories	(6,696)	(4,379)
Prepaid expenses and other	5,413	(147)
Accounts payable, accruals and other obligations	6,383	(8,781)
Income taxes payable	(5,576)	1,162
Deferred revenue	(1,376)	(2,533)

Net cash provided by (used in) operating activities	13,663	(879)

Cash flows from investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(6,666)	(6,140)
Restricted cash	(263)	(84)
Purchase of available for sale securities	—	(195,538)
Proceeds from maturities of available for sale securities	564,376	186,853

Net cash provided by (used in) investing activities	557,447	(14,909)

Cash flows from financing activities:
Repayment of 3.75% convertible notes payable	(542,262)	—
Proceeds from issuance of common stock and warrants	1,254	58

Net cash provided by (used in) financing activities	(541,008)	58

Effect of exchange rate changes on cash and cash equivalents	143	46
Net increase (decrease) in cash and cash equivalents	30,102	(15,730)
Cash and cash equivalents at beginning of period	892,061	550,669

Cash and cash equivalents at end of period	$922,306	$534,985

Supplemental disclosure of cash flow information
Cash paid (refunded) during the period for:
Interest expense	$12,403	$2,188
Income taxes, net	$557	$(695)
Non-cash investing and financing activities
Cash paid during the period for:
Purchase of equipment in accounts payable	$1,355	$641

CIENA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) INTERIM FINANCIAL STATEMENTS
     The interim financial statements included herein for Ciena Corporation (“Ciena”) have been prepared by Ciena, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments that Ciena considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial position of Ciena at the date of the interim balance sheets. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 31, 2008 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, Ciena believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with Ciena’s audited consolidated financial statements and notes thereto included in Ciena’s annual report on Form 10-K for the fiscal year ended October 31, 2008.
     Ciena has a 52 or 53 week fiscal year, which ends on the Saturday nearest to the last day of October of each year. For purposes of financial statement presentation, each fiscal year is described as having ended on October 31, and each fiscal quarter is described as having ended on January 31, April 30 and July 31 of each fiscal year.
(2) SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
     The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for bad debts, valuation of inventories and investments, recoverability of intangible assets, other long-lived assets and goodwill, income taxes, warranty obligations, restructuring liabilities, derivatives and contingencies and litigation. Ciena bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results may differ materially from management’s estimates.
Cash and Cash Equivalents
     Ciena considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Restricted cash collateralizing letters of credits are included in other current assets and other long-term assets depending upon the duration of the restriction.
Investments
     Ciena’s investments represent investments in marketable debt securities, are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. Ciena recognizes losses when it determines that declines in the fair value of its investments, below their cost basis, are other-than-temporary. In determining whether a decline in fair value is other-than-temporary, Ciena considers various factors including market price (when available), investment ratings, the financial condition and near-term prospects of the investee, the length of time and the extent to which the fair value has been less than Ciena’s cost basis, and its intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. Ciena considers all marketable debt securities that it expects to convert to cash within one year or less to be classified as short-term investments. All others are considered long-term investments.
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
     Ciena determined in the first quarter of fiscal 2009 that there were no events or changes in circumstances since the end of fiscal 2008 requiring an interim impairment test. Ciena’s stock price has fluctuated from a high of $20.10 to a low of $5.07 during its last two completed fiscal quarters. The current macroeconomic environment continues to be challenging and Ciena cannot be certain of the duration of these conditions and their potential impact on its stock price performance. If the reduced level of Ciena’s stock price persists and its market capitalization remains below its carrying value for a sustained period, it is reasonably likely that a goodwill impairment assessment prior to the next annual review in the fourth quarter of fiscal 2009 would be necessary and a material impairment of goodwill may be recorded.
     Purchased finite-lived intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally three to seven years, which approximates the use of intangible assets. Impairments of finite-lived intangible assets are determined in accordance with SFAS 144.
Minority Equity Investments
     Ciena carries minority equity investments at cost where Ciena owns less than 20% of the voting equity and does not have the ability to exercise significant influence over the company. These types of investments are inherently high risk investments as the market for technologies or products manufactured by these companies are usually early stage at the time of investment and such markets may never be significant. Ciena could lose its entire investment in some or all of these companies. Ciena monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.
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
     Historically, a large percentage of Ciena’s revenue has been the result of sales to a small number of communications service providers. Consolidation among Ciena’s customers has increased this concentration. Consequently, Ciena’s accounts receivable are concentrated among these customers. See Notes 7 and 17 below.
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
Accounts Receivable, Net
     Ciena’s allowance for doubtful accounts is based on its assessment, on a specific identification basis, of the collectibility of customer accounts. Ciena performs ongoing credit evaluations of its customers and generally has not required collateral or other forms of security from its customers. In determining the appropriate balance for Ciena’s allowance for doubtful accounts, management considers each individual customer account receivable in order to determine collectibility. In doing so, management considers creditworthiness, payment history, account activity and communication with such customer. If a customer’s financial condition changes, Ciena may be required to record an allowance for doubtful accounts, which would negatively affect its results of operations.

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
Share-Based Compensation Expense
     Ciena accounts for share-based compensation expense in accordance with SFAS 123(R), as interpreted by SAB 107. SFAS 123(R) requires the measurement and recognition of compensation expense for share-based awards based on estimated fair values on the date of grant. Ciena estimates the fair value of each option-based award on the date of grant using the Black-Scholes option-pricing model. This model is affected by Ciena’s stock price as well as estimates regarding a number of variables including expected stock price volatility over the expected term of the award and projected employee stock option exercise behaviors. Ciena estimates the fair value of each share-based award based on the fair value of the underlying common stock on the date of grant. In each case, Ciena only recognizes expense to its consolidated statement of operations for those options or shares that are expected ultimately to vest. Ciena uses two attribution methods to record expense, the straight-line method for grants with only service-based vesting or the graded-vesting method, which considers each performance period or tranche separately, for all other awards. See Note 15 below.
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
     Ciena adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes,” (“FIN 48”) at the beginning of fiscal 2008. The amount of unrecognized tax benefits determined in accordance with FIN 48 decreased by $0.1 million during the first quarter of fiscal 2009 to $5.5 million, which includes $1.2 million of interest and some minor penalties. All of the uncertain tax positions, if recognized, would decrease the effective income tax rate.
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
     For those Ciena assets and liabilities that are recorded at fair value on a recurring basis, fair value is determined in accordance with SFAS 157, “Fair Value Measurements,” which was adopted during the first quarter of fiscal 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. See Note 6 below. In accordance with FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” Ciena has not yet adopted SFAS 157 for all non-financial assets and non-financial liabilities.
     For those Ciena assets and liabilities that were not previously required to be measured at fair value, Ciena has not elected the fair value option in accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.”
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
Derivatives
     Ciena uses foreign currency forward contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges, have maturities of less than one year and permit net settlement.
     At the inception of the cash flow hedge and on an ongoing basis, Ciena assesses the hedging relationship to determine its effectiveness in offsetting changes in cash flows attributable to the hedged risk during the hedge period. The effective portion of the hedging instrument’s net gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, is subsequently reclassified into the operating expense line item to which the hedged transaction relates. Any net gain or loss on associated with the ineffectiveness of the hedging instrument is reported in interest and other income, net on Ciena’s condensed consolidated statements of operations. See Note 13 below.
Computation of Basic Net Income (Loss) per Common Share and Diluted Net Income (Loss) per Dilutive Potential Common Share
     Ciena calculates earnings (loss) per share (EPS) in accordance with SFAS 128, “Earnings per Share.” This statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with a complex capital structure and requires a reconciliation of the numerator and denominator used for the basic and diluted EPS computations.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Ciena does not believe the adoption of this statement will have a material impact on its financial condition, results of operations and cash flows.
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
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. Ciena does not believe the adoption of this statement, which will occur in the second quarter of fiscal 2009, will have a material impact on its financial condition, results of operations and cash flows because it only provides for expanded disclosure.
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

(3) BUSINESS COMBINATIONS
     On March 3, 2008, Ciena acquired World Wide Packets, Inc. (“World Wide Packets” or “WWP”), a supplier of communications networking equipment that enables the delivery of carrier Ethernet-based services. Prior to the acquisition, World Wide Packets was a privately held company. Ciena’s results of operations in this report include the operations of World Wide Packets beginning on March 3, 2008, the effective date of the acquisition.
     The following unaudited pro forma financial information summarizes the results of operations as if Ciena’s acquisition of World Wide Packets had been completed as of the beginning of the period presented. These pro forma amounts (in thousands, except per share data) do not purport to be indicative of the results that would have been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future.

Quarter Ended
January 31,
2008
Pro forma revenue	$233,497

Pro forma net income	$16,225

Pro forma basic net income per common share	$0.18

Pro forma diluted net income per potential common share	$0.16

(4) RESTRUCTURING COSTS
     Ciena has previously taken actions to align its workforce, facilities and operating costs with perceived market opportunities and business conditions. Ciena implemented these restructuring plans and incurred the associated liability concurrently in accordance with the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”
     The following table sets forth the activity and balance of the restructuring liability accounts for the three months ended January 31, 2009 (in thousands):

Consolidation
of excess
facilities
Balance at October 31, 2008	$4,225
Additional liability recorded	76
Cash payments	(1,287)

Balance at January 31, 2009	$3,014

Current restructuring liabilities	$611

Non-current restructuring liabilities	$2,403

     The following table sets forth the activity and balance of the restructuring liability accounts for the three months ended January 31, 2008 (in thousands):

Consolidation
of excess
facilities
Balance at October 31, 2007	$4,688
Cash payments	(209)

Balance at January 31, 2008	$4,479

Current restructuring liabilities	$914

Non-current restructuring liabilities	$3,565

(5) MARKETABLE SECURITIES
     As of the dates indicated, short-term and long-term investments are comprised of the following (in thousands):

	January 31, 2009
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Corporate bonds	$104,952	$171	$1,753	$103,370
Asset-backed obligations	3,989	—	4	3,985
U.S. government obligations	424,254	2,234	22	426,466
Publicly traded equity securities	243	—	—	243

	$533,438	$2,405	$1,779	$534,064

Included in short-term investments	386,370	1,677	429	387,618
Included in long-term investments	147,068	728	1,350	146,446

	$533,438	$2,405	$1,779	$534,064

	October 31, 2008
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Corporate bonds	$116,531	$81	$2,260	$114,352
Asset-backed obligations	10,188	—	7	10,181
Commercial paper	49,871	7	8	49,870
U.S. government obligations	334,195	949	40	335,104
Certificate of deposit	13,000	—	—	13,000

	$523,785	$1,037	$2,315	$522,507

Included in short-term investments	366,054	812	530	366,336
Included in long-term investments	157,731	225	1,785	156,171

	$523,785	$1,037	$2,315	$522,507

     Gross unrealized losses related to marketable debt investments were primarily due to changes in interest rates. Ciena’s management has determined that the gross unrealized losses at January 31, 2009 are temporary in nature because Ciena has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. As of the dates indicated, gross unrealized losses were as follows (in thousands):

	January 31, 2009
	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Corporate bonds	$1,753	$76,168	$—	$—	$1,753	$76,168
Asset-backed obligations	4	3,786	—	—	4	3,786
U.S. government obligations	22	23,910	—	—	22	23,910

	$1,779	$103,864	$—	$—	$1,779	$103,864

	October 31, 2008
	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Corporate bonds	$2,260	$88,176	$—	$—	$2,260	$88,176
Asset-backed obligations	7	10,181	—	—	7	10,181
Commercial paper	8	29,709	—	—	8	29,709
U.S. government obligations	40	23,438	—	—	40	23,438

	$2,315	$151,504	$—	$—	$2,315	$151,504

     The following table summarizes final legal maturities of debt investments at January 31, 2009 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$383,724	$384,978
Due in 1-2 years	149,714	149,086
Due in 2-3 years	—	—

	$533,438	$534,064

(6) FAIR VALUE MEASUREMENTS
     SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS 157 establishes a valuation hierarchy for disclosure of the inputs for fair value measurement. This hierarchy prioritizes the inputs into three broad levels as follows:
•	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities;

•	Level 2 inputs are quoted prices for identical assets or liabilities in less active markets or model-derived valuations in which significant inputs are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument;

•	Level 3 inputs are unobservable inputs based on Ciena’s assumptions used to measure assets and liabilities at fair value.
     By distinguishing between inputs that are observable in the marketplace, and therefore more objective, and those that are unobservable and therefore more subjective, the hierarchy is designed to indicate the relative reliability of the fair value measurements. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
     As of the dates indicated, the following tables summarize the fair value of assets and liabilities that are recorded at fair value on a recurring basis (in thousands):

	January 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$123,370	$—	$123,370
Asset-backed obligations	—	3,985	—	3,985
U.S. government obligations	—	426,466	—	426,466
Publicly traded equity securities	243	—	—	243

Total assets measured at fair value	$243	$553,821	$—	$554,064

	January 31, 2009
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts	$—	$2,090	$—	$2,090

Total liabilities measured at fair value	$—	$2,090	$—	$2,090

     Ciena classifies investments within Level 1 if quoted prices are available in active markets. Level 1 assets include corporate equity securities publicly traded on major exchanges.
     Ciena classifies items in Level 2 if the investments are valued using observable inputs such as quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments include: U.S. treasuries, government agencies, corporate bonds and commercial paper. Investments are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs to models which vary by asset class.
     Ciena did not hold financial assets and liabilities which were recorded at fair value in the Level 3 category as of January 31, 2009.

     As of the dates indicated, the assets and liabilities above were presented on the Company’s condensed consolidated balance sheet as follows (in thousands):

	January 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$—	$20,000	$—	$20,000
Short-term investments	243	387,375	—	387,618

Total current assets measured at fair value	243	407,375	—	407,618

Long-term investments	—	146,446	—	146,446

Total assets measured at fair value	$243	$553,821	$—	$554,064

	January 31, 2009
	Level 1	Level 2	Level 3	Total
Liabilities:
Accrued liabilities	$—	$2,090	$—	$2,090

Total current liabilities measured at fair value	$—	$2,090	$—	$2,090

     During the first quarter of fiscal 2009, a private technology company in which Ciena held a minority equity investment was acquired by a publicly-traded company. This event required Ciena to perform an impairment analysis and measure the investment at fair value. In determining its fair value, Ciena utilized Level 2 inputs including the relevant exchange ratio for the acquisition transaction and the market price of the acquiror’s common stock. As a result, Ciena recorded a non-cash loss on cost method investments of $0.6 million during the first quarter of fiscal 2009.
(7) ACCOUNTS RECEIVABLE
     As of October 31, 2008 and January 31, 2009, three customers accounted for 59.0% and 42.3% of net accounts receivable, respectively.
     Ciena’s allowance for doubtful accounts receivable is based on management’s assessment, on a specific identification basis, of the collectibility of customer accounts, and as of October 31, 2008 and January 31, 2009 was $0.1 million.
(8) INVENTORIES
     As of the dates indicated, inventories are comprised of the following (in thousands):

	October 31,	January 31,
	2008	2009
Raw materials	$19,044	$23,344
Work-in-process	1,702	916
Finished goods	95,963	91,673

	116,709	115,933

Provision for excess and obsolescence	(23,257)	(24,650)

	$93,452	$91,283

     Ciena writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value, based on assumptions about future demand and market conditions. During the first three months of fiscal 2009, Ciena recorded a provision for excess and obsolete inventory of $6.5 million, primarily related to changes in forecasted sales for certain products. Deductions from the provision for excess and obsolete inventory generally relate to disposal activities. The following table summarizes the activity in Ciena’s reserve for excess and obsolete inventory for the period indicated (in thousands):

Inventory Reserve
Reserve for balance as of October 31, 2008	$23,257
Provision for excess for obsolescence	6,548
Actual inventory disposed	(5,155)

Reserve balance as of January 31, 2009	$24,650

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

Inventory Reserve
Reserve for balance as of October 31, 2007	$26,170
Provision for excess and obsolescence	5,794
Actual inventory disposed	(2,341)

Reserve balance as of January 31, 2008	$29,623

(9) PREPAID EXPENSES AND OTHER
     As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	October 31,	January 31,
	2008	2009
Interest receivable	$2,082	$3,297
Prepaid VAT and other taxes	15,160	14,108
Deferred deployment expense	4,481	2,872
Prepaid expenses	10,557	9,929
Restricted cash	1,717	2,741
Other non-trade receivables	1,891	1,239

	$35,888	$34,186

(10) EQUIPMENT, FURNITURE AND FIXTURES
     As of the dates indicated, equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,	January 31,
	2008	2009
Equipment, furniture and fixtures	$286,940	$289,138
Leasehold improvements	40,574	41,378

	327,514	330,516
Accumulated depreciation and amortization	(267,547)	(271,126)

	$59,967	$59,390

(11) OTHER INTANGIBLE ASSETS
     As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	October 31,			January 31,
	2008			2009
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangible	Amortization	Intangible	Intangible	Amortization	Intangible

Developed technology	$185,833	$(128,255)	$57,578	$185,833	$(133,067)	$52,766

Patents and licenses	47,370	(37,952)	9,418	47,370	(39,364)	8,006
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	68,281	(43,028)	25,253	68,281	(44,859)	23,422

	$301,484	$(209,235)	$92,249	$301,484	$(217,290)	$84,194

     The aggregate amortization expense of other intangible assets was $7.4 million and $8.1 million for the first three months of fiscal 2008 and 2009, respectively. Expected future amortization of other intangible assets for the fiscal years indicated is as follows (in thousands):

Period ended October 31,
2009 (remaining nine months)	$23,374
2010	27,872
2011	13,852
2012	9,473
2013	7,217
Thereafter	2,406

$84,194

(12) OTHER BALANCE SHEET DETAILS
     As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	October 31,	January 31,
	2008	2009
Maintenance spares inventory, net	$30,038	$33,627
Deferred debt issuance costs, net	15,127	14,553
Investments in privately held companies	6,671	5,671
Restricted cash	20,436	19,496
Other	3,476	2,952

	$75,748	$76,299

     Deferred debt issuance costs are amortized using the straight line method which approximates the effect of the effective interest rate method on the maturity of the related debt. Amortization of debt issuance costs, which is included in interest expense, was $1.2 million and $0.6 million during the first three months of fiscal 2008 and fiscal 2009, respectively.
     As of the dates indicated, accrued liabilities are comprised of the following (in thousands):

	October 31,	January 31,
	2008	2009
Warranty	$37,258	$36,107
Compensation, payroll related tax and benefits	35,200	29,673
Interest payable	1,683	765
Foreign currency forward contracts	—	2,090
Other	22,002	17,584

	$96,143	$86,219

     The following table summarizes the activity in Ciena’s accrued warranty for the fiscal periods indicated (in thousands):

Three months ended	Beginning			Balance at
January 31,	Balance	Provisions	Settlements	end of period
2008	$33,580	2,914	(2,632)	$33,862
2009	$37,258	2,541	(3,692)	$36,107
     As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	October 31,	January 31,
	2008	2009
Products	$13,061	$13,517
Services	61,366	58,377

	74,427	71,894
Less current portion	(36,767)	(35,578)

Long-term deferred revenue	$37,660	$36,316

(13) DERIVATIVES
     Ciena uses foreign currency forward contracts to reduce variability in non-U.S. dollar denominated operating expenses. Ciena uses these derivatives to partially offset its market exposure to fluctuations in certain foreign currencies. These derivatives are designated as cash flow hedges and have maturities of less than one year. These forward contracts are not designed to provide foreign currency protection over the long-term. Ciena considers several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular instrument, and potential effectiveness when designing its hedging activities.
     The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon occurrence of the forecasted transaction, is subsequently reclassified into the operating expense line item to which the hedged transaction relates. Ciena records the ineffectiveness of the hedging instruments in interest and other income, net on its condensed consolidated statements of operations. As of January 31, 2009, Ciena recorded, as a component of accumulated other comprehensive loss, a $2.1 million net loss associated with its foreign currency forward contracts, and upon occurrence of the forecasted transaction, this loss will be reclassified into the operating expense line item to which the hedged transaction relates. During the first quarter of fiscal 2009, Ciena recorded a loss of $0.2 million to sales and marketing related to the settlement of a forward contract.
     Foreign currency forward contracts outstanding at January 31, 2009 are summarized as follows (in thousands):

	Expected maturity or transaction date
		Less than one	One to three	Three to five
	Total	year	years	years	Thereafter	Fair Value
USD Functional Currency:

Receive EUR / Pay USD
Notional amount	$32,228	$32,228	$—	$—	$—	$(2,638)
Weighted avg. contract exchange rate	1.3924

Receive INR / Pay USD
Notional amount	$12,080	$12,080	$—	$—	$—	$(374)
Weighted avg. contract exchange rate	0.0206

Receive CAD / Pay USD
Notional amount	$11,684	$11,684	$—	$—	$—	$(161)
Weighted avg. contract exchange rate	0.8247

EUR Functional Currency:

Receive GBP / Pay EUR
Notional amount	€18,622	€18,622	€—	€—	€—	$1,083 (1)
Weighted avg. contract exchange rate	1.0809

Total fair value						$(2,090)

(1)	Fair value translated at exchange rates in effect as of the balance sheet date.
(14) EARNINGS (LOSS) PER SHARE CALCULATION
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

Numerator

	Quarter Ended January 31,
	2008	2009
Net income (loss)	$28,807	$(24,831)
Add: Interest expense for 0.25% convertible senior notes	471	—
Add: Interest expense for 0.875% convertible senior notes	1,348	—

Net income (loss) used to calculate Diluted EPS	$30,626	$(24,831)

Denominator

	Quarter Ended January 31,
	2008	2009
Basic weighted average shares outstanding	86,910	90,620
Add: Shares underlying outstanding stock options, employees stock purchase plan options, warrants and restricted stock units	1,401	—
Add: Shares underlying 0.25% convertible senior notes	7,590	—
Add: Shares underlying 0.875% convertible senior notes	13,108	—

Dilutive weighted average shares outstanding	109,009	90,620

EPS

	Quarter Ended January 31,
	2008	2009
Basic EPS	$0.33	$(0.27)

Diluted EPS	$0.28	$(0.27)

Explanation of Shares Excluded due to Anti-Dilutive Effect
     For the first quarter of fiscal 2008, the weighted average number of shares set forth in the table below, underlying outstanding stock options, employee stock purchase plan options, restricted stock units, and warrants, is considered anti-dilutive because the exercise price of these equity awards is greater than the average per share closing price on the NASDAQ Stock Market during this period. In addition, the weighted average number of shares underlying Ciena’s previously outstanding 3.75% convertible notes, are considered anti-dilutive pursuant to SFAS 128 because the related interest expense on a per common share “if converted” basis exceeds Basic EPS for the period.
     For the first quarter of fiscal 2009, the weighted average number of shares set forth in the table below, underlying outstanding stock options, employee stock purchase plan options, restricted stock units, and warrants, is considered anti-dilutive because Ciena incurred a net loss. In addition, the shares, representing the weighted average number of shares issuable upon conversion of Ciena’s 0.25% convertible senior notes and Ciena’s 0.875% convertible senior notes, are considered anti-dilutive pursuant to SFAS 128 because the related interest expense on a per common share “if converted” basis exceeds Basic EPS for the period.
     The following table summarizes the shares excluded from the calculation of the denominator for Basic and Diluted EPS due to their anti-dilutive effect for the periods indicated (in thousands):
Shares excluded from EPS Denominator due to anti-dilutive effect

	Quarter Ended January 31,
	2008	2009
Shares underlying stock options, restricted stock units and warrants	3,209	8,052
3.75% convertible notes	742	—
0.25% convertible senior notes	—	7,539
0.875% convertible senior notes	—	13,108

Total excluded due to anti-dilutive effect	3,951	28,699

(15) SHARE-BASED COMPENSATION EXPENSE
     Ciena makes equity awards under its 2008 Omnibus Incentive Plan (“2008 Plan”) and 2003 Employee Stock Purchase Plan (“ESPP”). These plans were approved by shareholders and are described in Ciena’s annual report on Form 10-K.

2008 Plan
     Ciena grants stock options and restricted stock units under the 2008 Plan. As of January 31, 2009, there were 3.5 million shares authorized and available for issuance thereunder.
     Stock Options
     Outstanding stock option awards to employees are generally subject to service-based vesting restrictions and vest incrementally over a four-year period. The following table is a summary of Ciena’s stock option activity for the periods indicated (shares in thousands):

	Shares Underlying	Weighted
	Options	Average
	Outstanding	Exercise Price
Balance as of October 31, 2008	6,399	$48.84
Granted	90	7.81
Exercised	(40)	1.88
Canceled	(363)	59.13

Balance as of January 31, 2009	6,086	$47.93

     The total intrinsic value of options exercised during the first three months of fiscal 2008 and fiscal 2009, was $1.1 million and $0.2 million, respectively. The weighted average fair values of each stock option granted by Ciena during the first three months of fiscal 2008 and fiscal 2009 were $17.92 and $4.43, respectively.
     The following table summarizes information with respect to stock options outstanding at January 31, 2009, based on Ciena’s closing stock price of $6.24 per share on the last trading day of Ciena’s first fiscal quarter of 2009 (shares and intrinsic value in thousands):

			Options Outstanding at January 31, 2009				Vested Options at January 31, 2009
				Weighted				Weighted
				Average				Average
				Remaining	Weighted			Remaining	Weighted
Range of			Number	Contractual	Average	Aggregate	Number	Contractual	Average	Aggregate
Exercise			of	Life	Exercise	Intrinsic	of	Life	Exercise	Intrinsic
Price			Shares	(Years)	Price	Value	Shares	(Years)	Price	Value
$0.01	-	$16.52	889	7.17	$10.17	$1,223	540	6.46	$11.20	$745
$16.53	-	$17.43	601	6.74	17.21	—	447	6.25	17.17	—
$17.44	-	$22.96	514	6.20	21.75	—	416	5.53	21.95	—
$22.97	-	$31.71	1,615	5.93	29.42	—	1,162	4.95	29.93	—
$31.72	-	$46.97	1,049	7.02	39.31	—	617	5.75	40.47	—
$46.98	-	$83.13	545	3.75	60.18	—	545	3.75	60.18	—
$83.14	-	$1,046.50	873	2.02	159.91	—	873	2.02	159.91	—

$0.01	-	$1,046.50	6,086	5.65	$47.93	$1,223	4,600	4.71	$55.42	$745

     Assumptions for Option-Based Awards
     Ciena recognizes the fair value of service-based options as share-based compensation expense on a straight-line basis over the requisite service period. Ciena estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Quarter Ended January 31,
	2008	2009
Expected volatility	53.0%	65.0%
Risk-free interest rate	3.1% - 3.6%	1.7% - 2.2%
Expected life (years)	5.1 - 5.3	5.2 - 5.3
Expected dividend yield	0.0%	0.0%

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
     The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. As prescribed by SAB 107, Ciena’s expected term is based on specific exercise behavior of its historical grantees.
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
     Ciena’s outstanding restricted stock units include “performance-accelerated” restricted stock units (PARS), which vest in full four years after the date of grant (assuming that the grantee is still employed by Ciena at that time). At the beginning of each of the first three fiscal years following the date of grant, the Compensation Committee establishes one-year performance targets which, if satisfied, provide for the acceleration of vesting of one-third of the award. As a result, the grantee has the opportunity, subject to satisfaction of performance conditions, to vest as to the entire award in three years. Ciena recognizes the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based expense over the performance period, using graded vesting, which considers each performance period or tranche separately, based upon Ciena’s determination of whether it is probable that the performance targets will be achieved. At each reporting period, Ciena reassesses the probability of achieving the performance targets and the performance period required to meet those targets.
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

		Weighted
		Average Grant
	Restricted	Date Fair	Aggregate
	Stock Units	Value	Intrinsic
	Outstanding	Per Share	Value
Balance as of October 31, 2008	1,849	$30.85	$17,773
Granted	2,857
Vested	(162)
Canceled or forfeited	(7)

Balance as of January 31, 2009....	4,537	$15.76	$28,314

     The total fair value of restricted stock units that vested and were converted into common stock during the first three months fiscal 2008 and fiscal 2009 was $8.3 million and $1.2 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena during the first three months of fiscal 2008 and fiscal 2009 was $35.19 and $6.94, respectively.

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
2003 Employee Stock Purchase Plan
     The ESPP is a non-compensatory plan under FAS 123(R) and issuances thereunder do not result in share-based compensation expense. The following table is a summary of ESPP activity and shares available for issuance for the periods indicated (shares in thousands):

ESPP shares available for
issuance
Balance as of October 31, 2008	3,488
Evergreen provision	83

Balance as of January 31, 2009	3,571

Share-Based Compensation Expense for Periods Reported
     The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter ended January 31,
	2008	2009
Product costs	$565	$713
Service costs	246	397

Share-based compensation expense included in cost of sales	811	1,110

Research and development	1,177	2,566
Sales and marketing	2,464	2,703
General and administrative	2,209	2,419

Share-based compensation expense included in operating expense	5,850	7,688

Share-based compensation expense capitalized in inventory, net	220	(304)

Total share-based compensation	$6,881	$8,494

     As of January 31, 2009, total unrecognized compensation expense was: (i) $19.4 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 1.3 years; and (ii) $57.6 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.5 years.
(16) COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) were as follows (in thousands):

	Quarter Ended January 31,
	2008	2009
Net income (loss)	$28,807	$(24,831)
Change in unrealized loss on available-for-sale securities	538	1,766
Change in unrealized loss on derivative instruments	—	(2,090)
Change in accumulated translation adjustments	1,287	(244)

Total comprehensive income (loss)	$30,632	$(25,399)

(17) ENTITY WIDE DISCLOSURES
     The following table reflects Ciena’s geographic distribution of revenue based on the location of the purchaser, with any country accounting for greater than 10% of total revenue in the period specifically identified. Revenue attributable to geographic regions outside of the United States and United Kingdom is reflected as “Other International” revenue. For the periods below, Ciena’s geographic distribution of revenue was as follows (in thousands, except percentage data):

	Quarter Ended January 31,
	2008	%*	2009	%*
United States	$169,518	74.5	$98,947	59.1
United Kingdom	23,182	10.2	26,717	16.0
Other International	34,716	15.3	41,736	24.9

Total	$227,416	100.0	$167,400	100.0

*	Denotes % of total revenue
     The following table reflects Ciena’s geographic distribution of equipment, furniture and fixtures, with any country attributable for greater than 10% of total equipment, furniture and fixtures specifically identified. Equipment, furniture and fixtures attributable to geographic regions outside of the United States are reflected as “International.” For the periods below, Ciena’s geographic distribution of equipment, furniture and fixtures was as follows (in thousands, except percentage data):

	October 31,		January 31,
	2008	%*	2009	%*
United States	$49,351	82.3	$48,307	81.3
International	10,616	17.7	11,083	18.7

Total	$59,967	100.0	$59,390	100.0

*	Denotes % of total equipment, furniture and fixtures
     For the periods below, Ciena’s distribution of revenue was as follows (in thousands, except percentage data):

	Quarter Ended January 31,
	2008	%*	2009	%*
Optical service delivery	$190,553	83.8	$130,191	77.8
Carrier Ethernet service delivery	11,237	4.9	9,526	5.7
Services	25,626	11.3	27,683	16.5

Total	$227,416	100.0	$167,400	100.0

*	Denotes % of total revenue

     For the periods below, customers accounting for at least 10% of Ciena’s revenue were as follows (in thousands, except percentage data):

	Quarter Ended January 31,
	2008	%*	2009		%*
Company A	$37,088	16.3	$	n/a	—
Company B	n/a	—		18,877	11.3
Company C	n/a	—		16,938	10.1
Company D	61,778	27.2		32,556	19.4

Total	$98,866	43.5		$68,371	40.8

n/a	Denotes revenue representing less than 10% of total revenue for the period

*	Denotes % of total revenue
(18) CONTINGENCIES
Foreign Tax Contingencies
     Ciena has received assessment notices from the Mexican tax authorities asserting deficiencies in payments between 2001 and 2005 related primarily to income taxes and import taxes and duties. Ciena has filed judicial petitions appealing these assessments. As of October 31, 2008 and January 31, 2009, Ciena had accrued liabilities of $1.0 million and $0.9 million, respectively, related to these contingencies, which are reported as a component of other current accrued liabilities. As of January 31, 2009, Ciena estimates that it could be exposed to possible losses of up to $5.8 million, for which it has not accrued liabilities. Ciena has not accrued the additional income tax liabilities because it does not believe that such losses are more likely than not to be incurred. Ciena has not accrued the additional import taxes and duties because it does not believe the incurrence of such losses are probable. Ciena continues to evaluate the likelihood of probable and reasonably possible losses, if any, related to these assessments. As a result, future increases or decreases to accrued liabilities may be necessary and will be recorded in the period when such amounts are probable and estimable.
Litigation
On November 7, 2008, JDS Uniphase Corp. (“JDSU”) filed a complaint with the United States International Trade Commission (ITC) against Ciena and several other respondents, alleging infringement of two patents (U.S. Patent Nos. 6,658,035 and 6,687,278) relating to tunable laser chip technology. The complaint, which names Ciena as a company whose products incorporate the accused technology manufactured by certain other respondents and which technology is imported into the United States, seeks a determination and relief under Section 337 of the Tariff Act of 1930. On December 17, 2008, Ciena and certain other respondents entered into a Settlement Agreement and Agreement to be Bound with JDSU, whereby those respondents agreed, in exchange for dismissal from the investigation, to be bound by any exclusion order issued by the ITC in the investigation in favor of JDSU that takes effect against one or more of the non-settling respondents. Ciena was not required to make any payment in connection with this settlement agreement. Based on that agreement, JDSU contemporaneously filed a motion to terminate the investigation with respect to Ciena and certain other respondents. Based on the ITC staff’s initial response to that motion, the parties entered into an amended settlement agreement and, on January 8, 2009, JDSU filed an amended motion to terminate. On February 3, 2009, the ITC judge issued an order granting JDSU’s amended motion to terminate, which order was affirmed by the full commission on February 27, 2009. Accordingly, the ITC investigation has been terminated with respect to Ciena.
     On May 29, 2008, Graywire, LLC filed a complaint in the United States District Court for the Northern District of Georgia against Ciena and four other defendants, alleging, among other things, that certain of the parties’ products infringe U.S. Patent 6,542,673, relating to an identifier system and components for optical assemblies. The complaint, which seeks injunctive relief and damages, was served upon Ciena on January 20, 2009. The time for Ciena to file an answer has been extended to March 11, 2009. Ciena believes that it has valid defenses to the lawsuit and intends to defend it vigorously.
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
(19) SUBSEQUENT EVENTS
     On March 4, 2009, subsequent to the end of Ciena’s first quarter of fiscal 2009, Ciena took action to effect a headcount reduction of approximately 200 employees, representing 9% of its global workforce. Headcount reductions will be implemented across Ciena’s organizations and geographies, with the timing and scope of such reductions varying by country based on local legal requirements. These headcount reductions are expected to be completed during Ciena’s third fiscal quarter of 2009. As part of this action, Ciena will also close its Acton, Massachusetts research and development facility on or about June 30, 2009. These actions are part of a restructuring plan to reduce operating expense and better align Ciena’s workforce, facilities and operating costs with market and business opportunities in light of ongoing difficult macroeconomic conditions. Ciena committed to these restructuring actions on March 2, 2009.
     Ciena expects to record aggregate restructuring charges ranging from approximately $5.0 million to $8.0 million associated with this action, all of which will result in future cash expenditures by Ciena. Restructuring charges include severance and other employee-related costs ranging from approximately $3.0 million to $4.0 million. Ciena expects these employee-related restructuring charges to be paid and incurred primarily during the second fiscal quarter of 2009, and to a lesser extent in the third fiscal quarter of 2009. Restructuring charges also include approximately $2.0 million to $4.0 million in facilities-related costs, primarily associated with remaining lease payments for Ciena’s Acton, Massachusetts facility. This charge is expected to be incurred during the third fiscal quarter of 2009, with the resulting cash expenditures to be incurred as the remaining lease obligations are due.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Some of the statements contained, or incorporated by reference, in this quarterly report discuss future events or expectations, contain projections of results of operations or financial condition, changes in the markets for our products and services, or state other “forward-looking” information. Ciena’s “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. You should be aware that these statements only reflect our current predictions and beliefs. These statements are subject to known and unknown risks, uncertainties and other factors, and actual events or results may differ materially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed throughout this report, particularly in Item 1A “Risk Factors” of Part II of this report below. You should review these risk factors and the rest of this quarterly report in combination with the more detailed description of our business and management’s discussion and analysis of financial condition in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on December 23, 2008, for a more complete understanding of the risks associated with an investment in Ciena’s securities. Ciena undertakes no obligation to revise or update any forward-looking statements.
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
     Our quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K filed with the SEC are available through SEC’s website at www.sec.gov or free of charge on our website as soon as reasonably practicable after we file these documents.. We routinely post the reports above, recent news and announcements, financial results and other important information about Ciena on our website at www.ciena.com.
Effect of Current Market Conditions and Uncertain Macroeconomic Environment on our Business
     Our business and results of operations continue to suffer negative effects of ongoing difficult macroeconomic conditions, further exacerbated by customer-specific challenges and significant disruptions in the financial and credit markets globally. Many companies, including some of our largest communications service provider customers, have slowed spending and indicated an intention to reduce their overall capital expenditures this year. We have experienced order delays, lengthening sales cycles and slowing deployments, resulting in lower demand across our customer base in all geographies. As a result, our revenue, earnings and cash from operations have been negatively affected in recent quarters. We can not be certain how long these conditions will continue or the magnitude of their effect on our business and results of operations. Reductions in enterprise and consumer spending in response to market conditions, may further affect the spending and financial position of our customers. Consequently, current market conditions have negatively affected visibility of our business and made our forecasting and planning more difficult.

     During this period of uncertainty, we intend to manage our workforce and operating costs carefully to ensure that they are aligned with our business and market opportunities. To that end, on March 4, 2009, we took action to effect a headcount reduction of approximately 200 employees or 9% of our global workforce. Headcount reductions will be implemented across our organizations and geographies. As part of this action, we will also close our Acton, Massachusetts research and development facility on or about June 30, 2009. We expect these steps will help reduce our operating expense in future periods. We anticipate that, in connection with these actions, we will incur aggregate restructuring charges ranging from approximately $5.0 million to $8.0 million, all of which will result in future cash expenditures. Of this amount, we expect that employee-related restructuring charges of $3.0 million to 4.0 million to be incurred primarily during the second fiscal quarter of 2009, and to a lesser extent in the third fiscal quarter of 2009. Facilities-related restructuring charges of approximately $2.0 million to $4.0 million are expected to be incurred during the third fiscal quarter of 2009.
     Despite continuing macroeconomic challenges, we continue to believe in our longer-term market opportunities and the underlying demand drivers in our target markets. We believe growing consumer and enterprise use of, and increased dependence upon, a variety of high-bandwidth applications and services, will require our customers to continue to invest in their networks and transition to more efficient, robust and economical network architectures. As a result, we intend to continue to invest in our business, prioritizing spending on key product and technology initiatives that we believe will strategically position us when we emerge from this challenging period. Specifically, we are focused on ongoing development related to the evolution of our CoreDirector® Multiservice Optical Switch platform and the extension of our converged optical service delivery portfolio, including 100G technologies and capabilities. We continue to work to expand our carrier Ethernet service delivery and aggregation products and integrate our portfolio through the use of common, service-aware, embedded operating system and unified management and transport software.
Acquisition of World Wide Packets
     On March 3, 2008, we completed our acquisition of World Wide Packets, Inc. (“WWP”), a provider of communications network equipment that enables the cost-effective delivery of a variety of carrier Ethernet-based services. Our results for the first quarter of fiscal 2008 do not reflect our March 3, 2008 acquisition of WWP. See Note 3 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for additional information related to this acquisition.
Financial Overview
     We experienced the year over year and sequential revenue declines set forth below as a result of the market conditions described above.
•	Revenue for the first quarter of fiscal 2009 was $167.4 million, representing a 6.8% sequential decrease from $179.7 million for the fourth quarter of fiscal 2008 and a 26.4% decrease from $227.4 million in first quarter of fiscal 2008;

•	Revenue from the U.S. for the first quarter of fiscal 2009 was $98.9 million, an increase from $95.6 million in the fourth quarter of fiscal 2008 and a decrease from $169.5 million in the first quarter of fiscal 2008;

•	International revenue for the first quarter of 2009 was $68.5 million, a decrease from $84.0 million in the fourth quarter of fiscal 2008 and an increase from $57.9 million in the first quarter of fiscal 2008; and

•	As a percentage of revenue, international revenue increased from 25.5% in the first quarter of fiscal 2008 to 40.9% in the first quarter of fiscal 2009. Recent growth in the international composition of revenue reflects both our continued investments in our European operations, as well as the recent reduction in domestic spending by our largest communications service provider customers.
For the first quarter of fiscal 2009, three customers each accounted for greater than 10% of our revenue and 40.8% in the aggregate.
     Gross margin for the first quarter of fiscal 2009 was 42.9%, down from 45.2% in the fourth quarter of fiscal 2008 and 51.3% in the first quarter of fiscal 2008. Gross margin for the first quarter of fiscal 2009 was negatively affected in part by customer and geographic mix, including the effect of new customer acquisition and competition for new network projects with existing customers. Gross margin for the first quarter of fiscal 2009 also reflects higher than typical charges relating to excess and obsolete inventory, partially offset by service margin improvement to 30.7% for the first quarter of fiscal 2009.
     Operating expense for the first quarter of fiscal 2009 was $98.6 million, a decrease from $111.6 million in the fourth quarter of fiscal 2008 and an increase from $98.2 million in the first quarter of fiscal 2008. Sequentially, operating expense benefited from reductions in compensation-related costs, including lower selling commissions, for the first quarter of fiscal 2009. Year-over-year, operating expense reflects increased costs due to the addition of WWP’s operations during the second quarter of fiscal 2008 and higher employee-related costs associated with increased headcount. Operating expense change year-over-year reflects higher than typical general and administrative expense associated with a litigation settlement in the first quarter of fiscal 2008. Operating expense for the first quarter of 2009 benefited by $3.1 million related to the strengthening U.S. dollar compared to the same period in fiscal 2008. During the first quarter of fiscal 2009, we entered into certain cash flow hedges to mitigate the risk of fluctuations arising from non-U.S. denominated operating expense. See Item 7A, “Quantitative and Qualitative Disclosure About Market Risk” below for additional information.
     Our loss from operations for the first quarter of fiscal 2009 was $26.7 million. This compares to a $30.5 million loss from operations during the fourth quarter of 2008 and $18.4 million in income from operations for the first quarter of fiscal 2008. Net income decreased from $28.8 million, or $0.28 per diluted share, for the first quarter of fiscal 2008, to a $24.8 million net loss, or $0.27 loss per share, for the first quarter of fiscal 2009.
     We used $0.9 million in cash from operations during the first quarter of fiscal 2009, consisting of $5.9 million in cash from net income (adjusted for non-cash charges) and a $6.8 million net use of cash resulting from changes in working capital. This compares with $13.7 million in cash generated from operations during the first quarter of fiscal 2008, consisting of $56.1 million in cash from net income (adjusted for non-cash charges) and a $42.4 million net use of cash resulting from changes in working capital.
     At January 31, 2009, we had $535.0 million in cash and cash equivalents and $534.0 million of short-term and long-term investments in marketable debt securities.
     As of January 31, 2009, headcount was 2,238, an increase from 2,203 at October 31, 2008 and 1,853 at January 31, 2008.
Results of Operations
     Our results of operations for the first quarter of fiscal 2008 do not include the operations of World Wide Packets, which was acquired effective March 3, 2008.
Revenue
     We derive revenue from sales of our products and services, which we discuss in the following three major groupings:
1.	Optical Service Delivery. Included in product revenue, this revenue grouping reflects sales of our transport and switching products and legacy data networking products and related software. This revenue grouping was previously referred to as our converged Ethernet infrastructure products.

2.	Carrier Ethernet Service Delivery. Included in product revenue, this revenue grouping reflects sales of our service delivery and aggregation switches acquired from WWP, Ethernet access products, broadband access products, and the related software.

3.	Services. Included in services revenue are sales of installation, deployment, maintenance support, consulting and training activities.
     The nature of our business exposes us to the likelihood of quarterly fluctuations in revenue. A sizable portion of our revenue continues to come from sales to a small number of communications service providers for large network builds. These projects are generally characterized by large and sporadic equipment orders and contract terms that can result in the recognition or deferral of significant amounts of revenue in a given quarter. The timing of such orders and recognition of the related revenue can be difficult to predict. Given uncertainty surrounding macroeconomic conditions and lower demand, as well as changes in the mix of our revenue toward products with shorter customer lead times, the percentage of our quarterly revenue relating to orders placed in that quarter has increased. This has caused less visibility into and predictability of our future revenue and operating results.
     A small number of service providers represent a large portion of our revenue and we expect this concentration to continue. Our concentration of revenue has been affected in recent years by consolidation among communications service providers, including several of our largest customers. We believe the increase in concentration is also illustrative of our success in leveraging our incumbent position within service provider networks. This concentration of revenue increases our risk of quarterly fluctuations in revenue and operating results and can exacerbate our exposure to reductions in spending or changes in network strategy involving one or more of our significant customers.

Cost of Goods Sold
     Product cost of goods sold consists primarily of amounts paid to third-party contract manufacturers, component costs, direct compensation costs and overhead associated with manufacturing-related operations, warranty and other contractual obligations, royalties, license fees, amortization of intangible assets and cost of excess and obsolete inventory.
     Services cost of goods sold consists primarily of direct and third-party costs associated with provision of services including installation, deployment, maintenance support, consulting and training activities.
Gross Margin
     Gross margin continues to be susceptible to quarterly fluctuation due to a number of factors. Product gross margin can vary significantly depending upon the mix of products and customers in a given fiscal quarter. Gross margin can also be affected by volume of orders, our ability to drive product cost reductions, the level of pricing pressure we encounter, our introduction of new products or entry into new markets, charges for excess and obsolete inventory and changes in warranty costs. Service gross margin can be affected by the mix of customers and services, particularly the mix between deployment and maintenance service, geographic mix and the timing and extent of any investments in internal resources to support this business.
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
Three months ended January 31, 2008 compared to three months ended January 31, 2009
Revenue, cost of goods sold and gross profit
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Quarter Ended January 31,
					Increase
	2008	%*	2009	%*	(decrease)	%**

Revenue:
Products	$201,790	88.7	$139,717	83.5	$(62,073)	(30.8)
Services	25,626	11.3	27,683	16.5	2,057	8.0

Total revenue	227,416	100.0	167,400	100.0	(60,016)	(26.4)

Costs:
Products	91,387	40.2	76,367	45.6	(15,020)	(16.4)
Services	19,460	8.6	19,190	11.5	(270)	(1.4)

Total cost of goods sold	110,847	48.7	95,557	57.1	(15,290)	(13.8)

Gross profit	$116,569	51.3	$71,843	42.9	$(44,726)	(38.4)

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009

     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit for the periods indicated:

	Quarter Ended January 31,
					Increase
	2008	%*	2009	%*	(decrease)	%**
Product revenue	$201,790	100.0	$139,717	100.0	$(62,073)	(30.8)
Product cost of goods sold	91,387	45.3	76,367	54.7	(15,020)	(16.4)

Product gross profit	$110,403	54.7	$63,350	45.3	$(47,053)	(42.6)

*	Denotes % of product revenue

**	Denotes % change from 2008 to 2009
     The table below (in thousands, except percentage data) sets forth the changes in services revenue, services cost of goods sold and services gross profit for the periods indicated:

	Quarter Ended January 31,
					Increase
	2008	%*	2009	%*	(decrease)	%**
Services revenue	$25,626	100.0	$27,683	100.0	$2,057	8.0
Services cost of goods sold	19,460	75.9	19,190	69.3	(270)	(1.4)

Services gross profit	$6,166	24.1	$8,493	30.7	$2,327	37.7

*	Denotes % of services revenue

**	Denotes % change from 2008 to 2009
     The table below (in thousands, except percentage data) sets forth the changes in distribution of revenue for the periods indicated:

	Quarter Ended January 31,
					Increase
	2008	%*	2009	%*	(decrease)	%**
Optical service delivery	$190,553	83.8	$130,191	77.8	$(60,362)	(31.7)
Carrier Ethernet service delivery	11,237	4.9	9,526	5.7	(1,711)	(15.2)
Services	25,626	11.3	27,683	16.5	2,057	8.0

Total	$227,416	100.0	$167,400	100.0	$(60,016)	(26.4)

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009
     Revenue from sales to customers based outside of the United States is reflected as “International” in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Quarter Ended January 31,
					Increase
	2008	%*	2009	%*	(decrease)	%**
United States	$169,518	74.5	$98,947	59.1	$(70,571)	(41.6)
International	57,898	25.5	68,453	40.9	10,555	18.2

Total	$227,416	100.0	$167,400	100.0	$(60,016)	(26.4)

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009

     Certain customers each accounted for at least 10% of our revenue for the periods indicated (in thousands, except percentage data) as follows:

	Quarter Ended January 31,
	2008	%*	2009	%*
Company A	$37,088	16.3	n/a	—
Company B	n/a	—	18,877	11.3
Company C	n/a	—	16,938	10.1
Company D	61,778	27.2	32,556	19.4

Total	$98,866	43.5	$68,371	40.8

n/a	Denotes revenue recognized less than 10% of total revenue for the period

*	Denotes % of total revenue
     Revenue
•	Product revenue decreased primarily due to a $60.3 million decrease in sales of our Optical service delivery products and a $1.7 million reduction in carrier Ethernet service delivery products. Lower optical service delivery revenue reflects decreases of $40.8 million in sales of core transport products, $25.3 million in sales of core switching products and $14.0 million in sales of legacy data networking and metro transport products. These decreases were partially offset by an increase of $19.8 million in sales of our CN 4200™ FlexSelect™ Advanced Service Platform. Lower carrier Ethernet service delivery revenue reflects a $4.9 million decrease in sales of our broadband access products, partially offset by the inclusion of revenue from sales of our service delivery and aggregation switches acquired from WWP. Sales of these service delivery and aggregation switches have experienced slower than anticipated adoption by our larger communication service provider customers.

•	Services revenue increased due to a $2.4 million increase in maintenance and support services, partially offset by a $0.4 million decrease in deployment services sales.

•	United States revenue decreased primarily due to a $67.3 million decrease in sales of our Optical service delivery products. Lower optical service delivery revenue reflects decreases of $38.8 million in sales of core transport products and $25.9 million in sales of core switching products.

•	International revenue increased primarily due to a $7.0 million increase in sales of our Optical service delivery products. This primarily reflects an increase of $15.6 million in sales of CN 4200, partially offset by decreases of $6.8 million of legacy data networking and metro transport products and $2.0 million in sales of core transport products. International revenue also benefited from increases of $1.3 million in deployment services and $0.7 million in maintenance and support services.
     Gross profit
•	Gross profit as a percentage of revenue decreased due to customer and geographic mix and higher charges relating to excess and obsolete inventory, partially offset by improved services margin.

•	Gross profit on products as a percentage of product revenue decreased primarily due to customer and geographic mix and higher charges relating to excess and obsolete inventory.

•	Gross profit on services as a percentage of services revenue increased as a result of favorable services mix, specifically related to sales and maintenance contracts, as well as more efficient deployment. Services gross margin remains heavily dependent upon the mix of services in a given period and may fluctuate from quarter to quarter.

Operating expense
     The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Quarter Ended January 31,
					Increase
	2008	%*	2009	%*	(decrease)	%**
Research and development	$35,444	15.6	$46,700	27.9	$11,256	31.8
Selling and marketing	33,608	14.8	33,819	20.2	211	0.6
General and administrative	22,628	10.0	11,585	6.9	(11,043)	(48.8)
Amortization of intangible assets	6,470	2.8	6,404	3.8	(66)	(1.0)
Restructuring cost	—	0.0	76	0.0	76	100.0

Total operating expense	$98,150	43.2	$98,584	58.8	$434	0.4

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009
•	Research and development expense for the first quarter of fiscal 2009 includes $2.0 million in favorable foreign exchange translations primarily related to non-U.S. dollar denominated expenses in Canada and India. The resulting $11.3 million net increase reflects higher employee compensation cost of $6.2 million, including a $1.3 million increase in share-based compensation expense, primarily due to increased headcount as a result of our acquisition of WWP. Other increases included $2.4 million in prototype expense and $1.9 million in facilities and information systems expenses.

•	Selling and marketing expense for the first quarter of fiscal 2009 includes $0.8 million in favorable foreign exchange translations primarily related to non-U.S. dollar denominated expenses in Canada, United Kingdom, the European Union and India. The resulting $0.2 million net change reflects increases of $0.5 million in facilities and information systems expenses, $0.5 million in demo equipment and marketing programs, and $0.3 million in employee compensation cost, partially offset by decreases of $0.7 million in consulting services and $0.3 million in travel related expenditures.

•	General and administrative expense for the first quarter of fiscal 2009 includes $0.3 million in favorable foreign exchange translations primarily related to non-U.S. dollar denominated expenses in Canada, United Kingdom, the European Union and India. The resulting $11.0 million net change reflects decreases of $1.6 million in employee compensation cost, $1.1 million in professional services and $0.7 million in facilities and information systems expenses. Expense for the first quarter of fiscal 2008 included $7.7 million associated with the settlement of patent litigation.

•	Amortization of intangible assets costs remained relatively unchanged.

•	Restructuring cost for the first quarter of fiscal 2009 was related to one-time termination benefits.

Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Quarter Ended January 31,
					Increase
	2008	%*	2009	%*	(decrease)	%**
Interest and other income, net	$19,082	8.4	$4,660	2.8	$(14,442)	(75.6)
Interest expense	$7,358	3.2	$1,844	1.1	$(5,514)	(74.9)
Loss on cost method investments	$—	—	$565	0.3	$565	100.0
Provision for income taxes	$1,336	0.6	$341	0.2	$(995)	(74.5)

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009
•	Interest and other income, net decreased due to lower average cash and investment balances resulting from the repayment at maturity of the $542.3 million principal outstanding on our 3.75% convertible notes during the first quarter of fiscal 2008 and use of $210.0 million in cash consideration and related expenses associated with our acquisition of WWP in the second quarter of fiscal 2008. Interest income was also significantly affected by lower interest rates on investment balances.

•	Interest expense decreased primarily due to the repayment of 3.75% convertible notes at maturity at the end of the first quarter of fiscal 2008.

•	Loss on cost method investments for the first quarter of fiscal 2009 was primarily due to a decline in value of our investment in a privately held technology company that was determined to be other-than-temporary.

•	Provision for income taxes decreased primarily due to decreased federal and state tax expense, and refundable federal tax credits. Provision for income taxes for the first quarter of fiscal 2009 was primarily attributable to foreign tax related to Ciena’s foreign operations. We did not record a tax benefit for domestic losses during the first quarter of fiscal 2009.
Liquidity and Capital Resources
     At January 31, 2009, our principal sources of liquidity were cash and cash equivalents, and short-term and long-term investments. Short-term investments include $0.2 million in publicly traded securities received upon the acquisition of a privately held technology company in which we held an investment. Except as set forth above, all other short and long-term investments below reflect marketable debt securities. The following table summarizes our cash and cash equivalents and investments (in thousands):

	October 31,	January 31,	Increase
	2008	2009	(decrease)
Cash and cash equivalents	$550,669	$534,985	$(15,684)
Short-term investments	366,336	387,618	21,282
Long-term investments	156,171	146,446	(9,725)

Total cash and cash equivalents and investments	$1,073,176	$1,069,049	$(4,127)

     The decrease in total cash and cash equivalents, and investments during the first quarter of fiscal 2009 was primarily related to the purchase of capital assets and cash used by operating activities described in “Operating Activities” below. Based on past performance and current expectations, we believe that our cash and cash equivalents, investments and cash generated from operations will satisfy our working capital needs, capital expenditures, and other liquidity requirements associated with our existing operations through at least the next 12 months.
     The following sections review the significant activities that had an impact on our cash during the first quarter of fiscal 2009.

Operating Activities
     The following tables set forth (in thousands) components of our $0.8 million of cash used in operating activities during the period:
     Net loss

Quarter ended
January 31,
2009
Net loss	$(24,831)

     Our net loss during the first quarter of fiscal 2009 included the significant non-cash items summarized in the following table (in thousands):

Quarter ended
January 31,
2009
Loss from cost method investments	$565
Depreciation of equipment, furniture and fixtures; and amortization of leasehold improvements	5,097
Share-based compensation costs	8,494
Amortization of intangible assets	8,055
Provision for inventory excess and obsolescence	6,548
Provision for warranty	2,541

Total significant non-cash charges	$31,300

     Accounts Receivable, Net
     Cash provided by accounts receivable, net of allowance for doubtful accounts, during the first quarter of fiscal 2009 was $7.9 million. Our days sales outstanding (DSOs) increased from 57 days for the first quarter of fiscal 2008 to 70 days for the first quarter of fiscal 2009. Our DSOs increased due to a proportionately higher volume of shipments made later in the first quarter of fiscal 2009.
     The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts, from the end of fiscal 2008 through the end of the first quarter of fiscal 2009:

	October 31,	January 31,	Increase
	2008	2009	(decrease)
Accounts receivable, net	$138,441	$130,477	$(7,964)

     Inventory
     Cash consumed by inventory during the first quarter of fiscal 2009 was $4.4 million. Our inventory turns decreased from 3.5 turns during the first quarter of fiscal 2008 to 3.3 turns for the first quarter of fiscal 2009.
     During the first quarter of fiscal 2009, changes in inventory reflect a $6.5 million reduction related to a non-cash provision for excess and obsolescence. The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2008 through the end of the first quarter of fiscal 2009:

	October 31,	January 31,	Increase
	2008	2009	(decrease)
Raw materials	$19,044	$23,344	$4,300
Work-in-process	1,702	916	(786)
Finished goods	95,963	91,673	(4,290)

Gross inventory	116,709	115,933	(776)
Provision for inventory excess and obsolescence	(23,257)	(24,650)	(1,393)

Inventory	$93,452	$91,283	$(2,169)

     Accounts payable, accruals and other obligations
     Cash used in operations to pay accounts payable, accruals and other obligations during the first quarter of fiscal 2009 was $8.8 million.
     During the first quarter of fiscal 2009, we had non-operating cash accounts payable reductions of $1.7 million related to equipment payments. Changes in accrued liabilities reflect non-cash provisions of $2.5 million related to warranties and $2.1 million related to foreign currency forward contracts. The following table sets forth (in thousands) changes in our accounts payable, accruals and other obligations from the end of fiscal 2008 through the end of the first quarter of fiscal 2009:

	October 31,	January 31,	Increase
	2008	2009	(decrease)
Accounts payable	$44,761	$50,194	$5,433
Accrued liabilities	96,143	86,219	(9,924)
Restructuring liabilities	4,225	3,014	(1,211)
Other long-term obligations	8,089	7,966	(123)

Accounts payable, accruals and other obligations	$153,218	$147,393	$(5,825)

     Interest Payable on Convertible Notes
     Interest on our outstanding 0.25% convertible senior notes, due May 1, 2013, is payable on May 1 and November 1 of each year. The interest due on November 1, 2008 was paid during the fourth quarter of fiscal 2008. Consequently, we did not pay any interest on our 0.25% convertible notes during the first quarter of fiscal 2009.
     Interest on our outstanding 0.875% convertible senior notes, due June 15, 2017, is payable on June 15 and December 15 of each year. We paid $2.2 million in interest on our 0.875% convertible notes during the first quarter of fiscal 2009.
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
     The following table reflects (in thousands) the balance of interest payable and the change in this balance from the end of fiscal 2008 through the end of the first quarter of fiscal 2009:

	October 31,	January 31,	Increase
	2008	2009	(decrease)
Accrued interest payable	$1,683	$765	$(918)

     Deferred revenue
     Deferred revenue decreased by $2.5 million during the first quarter of fiscal 2009. Product deferred revenue represents payments received in advance of shipment and payments received in advance of our ability to recognize revenue. Services deferred revenue is related to payment for service contracts that will be recognized over the contract term. The following table reflects (in thousands) the balance of deferred revenue and the change in this balance from the end of fiscal 2008 through the end of the first quarter of fiscal 2009:

	October 31,	January 31,	Increase
	2008	2009	(decrease)
Products	$13,061	$13,517	$456
Services	61,366	58,377	(2,989)

Total deferred revenue	$74,427	$71,894	$(2,533)

Investing Activities
     During the first quarter of fiscal 2009, we had net purchases of approximately $8.7 million of available for sale securities. Investing activities also included the purchase of approximately $6.1 million in equipment. At the end of first quarter of fiscal 2009, we had outstanding accounts payable for equipment of $0.6 million, which represents a reduction of $1.7 million from the end of fiscal 2008.

Contractual Obligations
     During the first three months of fiscal 2009, we did not experience material changes, outside of the ordinary course of business, in our contractual obligations from those reported in our annual report on Form 10-K for the fiscal year ended October 31, 2008. The following is a summary of our future minimum payments under contractual obligations as of January 31, 2009 (in thousands):

		Less than	One to three	Three to five
	Total	one year	years	years	Thereafter
Interest due on convertible notes	$40,540	$5,120	$10,240	$9,868	$15,312
Principal due at maturity on convertible notes	798,000	—	—	298,000	500,000
Operating leases (1)	61,742	13,946	22,511	14,357	10,928
Purchase obligations (2)	50,429	50,429	—	—	—

Total (3)	$950,711	$69,495	$32,751	$322,225	$526,240

(1)	The amount for operating leases above does not include insurance, taxes, maintenance and other costs required by the applicable operating lease. These costs are variable and are not expected to have a material impact.

(2)	Purchase obligations relate to purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of the amount reported above relates to firm, non-cancelable and unconditional obligations.

(3)	As of January 31, 2009, we also had (i) approximately $5.5 million of other long-term obligations in our condensed consolidated balance sheet for unrecognized tax positions that are not included in this table because the periods of cash settlement with the respective tax authority cannot be reasonably estimated; and (ii) approximately $2.1 million in accrued liabilities related to foreign currency foward contracts, reflecting the net loss of the effective portion of these instruments.
     Some of our commercial commitments, including some of the future minimum payments set forth above, are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of January 31, 2009 (in thousands):

		Less than one	One to three	Three to five
	Total	year	years	years	Thereafter
Standby letters of credit	$19,263	$14,845	$3,360	$895	$163

Off-Balance Sheet Arrangements
     We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any equity interests in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.
Critical Accounting Policies and Estimates
     The preparation of our consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we reevaluate our estimates, including those related to bad debts, inventories, investments, intangible assets, goodwill, income taxes, warranty obligations, restructuring, derivatives and hedging, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Among other things, these estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between our estimates and actual results, our consolidated financial statements will be affected.
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
     Our total deferred revenue for products was $13.1 million and $13.5 million as of October 31, 2008 and January 31, 2009, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $61.4 million and $58.4 million as of October 31, 2008 and January 31, 2009, respectively.
Share-Based Compensation
     We recognize share-based compensation expense in accordance with SFAS 123(R), “Share-Based Payments,” as interpreted by SAB 107. SFAS 123(R) requires the measurement and recognition of compensation expense for share-based awards based on estimated fair values on the date of grant. We estimate the fair value of each option-based award on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires that we make several estimates, including the option’s expected term and the price volatility of the underlying stock. The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. As prescribed by SAB 107, we gather detailed historical information about specific exercise behavior of our grantees, which we used to determine expected term. We considered the implied volatility and historical volatility of our stock price in determining our expected volatility, and, finding both to be equally reliable, determined that a combination of both measures would result in the best estimate of expected volatility. We recognize the estimated fair value of option-based awards, net of estimated forfeitures, as share-based compensation expense on a straight-line basis over the requisite service period.
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
     Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measure of estimated fair value of our share-based compensation. See Note 15 to our Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of January 31, 2009, total unrecognized compensation expense was: (i) $19.4 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 1.3 years; and (ii) $57.6 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.5 years.
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
Reserve for Inventory Obsolescence
     We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. Upon recognition of the write down, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. We recorded charges for excess and obsolete inventory of $5.8 million and $6.5 million in the first quarter of fiscal 2008 and 2009, respectively. These charges were primarily related to excess inventory due to a change in forecasted product sales. In an effort to limit our exposure to delivery delays and to satisfy customer needs we purchase inventory based on forecasted sales across our product lines. In addition, part of our research and development strategy is to promote the convergence of similar features and functionalities across our product lines. Each of these practices exposes us to the risk that our customers will not order products for which we have forecasted sales, or will purchase less than we have forecasted. Historically, we have experienced write downs due to changes in strategic direction, discontinuance of a product and declines in market conditions. If actual market conditions worsen or differ from those we have assumed, if there is a sudden and significant decrease in demand for our products, or if there is a higher incidence of inventory obsolescence due to a rapid change in technology, we may be required to take additional inventory write-downs, and our gross margin could be adversely affected. Our inventory net of allowance for excess and obsolescence was $93.5 million and $91.3 as of October 31, 2008 and January 31, 2009, respectively.
Restructuring
     As part of our restructuring costs, we provide for the estimated cost of the net lease expense for facilities that are no longer being used. The provision is equal to the fair value of the minimum future lease payments under our contracted lease obligations, offset by the fair value of the estimated sublease payments that we may receive. As of January 31, 2009, our accrued restructuring liability related to net lease expense and other related charges was $3.0 million. The total minimum lease payments for these restructured facilities are $12.7 million. These lease payments will be made over the remaining lives of our leases, which range from sixteen months to ten years. If actual market conditions are different than those we have projected, we will be required to recognize additional restructuring costs or benefits associated with these facilities.

Allowance for Doubtful Accounts
     Our allowance for doubtful accounts is based on management’s assessment, on a specific identification basis, of the collectibility of customer accounts. We perform ongoing credit evaluations of our customers and generally have not required collateral or other forms of security from customers. In determining the appropriate balance for our allowance for doubtful accounts, management considers each individual customer account receivable in order to determine collectibility. In doing so, we consider creditworthiness, payment history, account activity and communication with such customer. If a customer’s financial condition changes, or if actual defaults are higher than our historical experience, we may be required to take a charge for an allowance for doubtful accounts which could have an adverse impact on our results of operations. Our accounts receivable net of allowance for doubtful accounts was $138.4 million and $130.5 million as of October 31, 2008 and January 31, 2009, respectively. Our allowance for doubtful accounts as of October 31, 2008 and January 31, 2009 was $0.1 million.
Goodwill
     As of October 31, 2008 and January 31, 2009, our consolidated balance sheet included $455.7 million in goodwill. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our acquisitions. In accordance with SFAS 142, we test our goodwill for impairment on an annual basis, which we have determined to be the last business day of fiscal September each year. We also test our goodwill for impairment between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. SFAS 142 requires a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. A non-cash goodwill impairment charge would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.
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
     Fiscal 2008 — Annual Assessment
     As part of our annual goodwill impairment test, we performed the step one fair value comparison as of September 27, 2008. Our market capitalization was $886 million and our carrying value, including goodwill, was $995 million. We applied a 25% control premium to market capitalization to determine a fair value of $1.1 billion. Consequently, no goodwill impairment was recorded. We believe that including a control premium at this level is supported by recent merger and acquisition transaction data in our industry. But for the inclusion of a control premium of approximately 12% for fiscal 2008, our carrying value would have exceeded fair value, requiring a step two analysis which may have resulted in an impairment of goodwill.
     Our stock price and control premium were significant factors in assessing our fair value for purposes of our fiscal 2008 goodwill impairment assessment. Our stock price can be affected by, among other things, changes in industry or market conditions, changes in our results of operations, and changes in our forecasts or market expectations relating to future results. Significant turmoil in the financial markets and weakness in macroeconomic conditions globally during late fiscal 2008 contributed to a significant decline in our stock price. Our stock price fluctuated from a high of $20.10 to a low of $6.60 during the fourth quarter of fiscal 2008. On numerous occasions during the fourth quarter, our stock price was high enough that our market capitalization exceeded our carrying value without giving effect to a control premium.
     First Quarter of Fiscal 2009
     We determined in the first quarter of fiscal 2009 that there were no events or changes in circumstances since the end of fiscal 2008 requiring an interim impairment test. Our stock price has fluctuated from a high of $20.10 to a low of $5.07 during our last two completed fiscal quarters. The current macroeconomic environment continues to be challenging and we cannot be certain of the duration of these conditions and their potential impact on our stock price performance. If the reduced level of our stock price persists and our market capitalization remains below our carrying value for a sustained period, it is reasonably likely that a goodwill impairment assessment prior to the next annual review in the fourth quarter of fiscal 2009 would be necessary and a material impairment of goodwill may be recorded.

Long-lived Assets (excluding goodwill)
     Our long-lived assets, excluding goodwill, include: equipment, furniture and fixtures; finite-lived intangible assets; and maintenance spares. As of October 31, 2008 and January 31, 2009 these assets totaled $182.3 million and $177.2 million, net, respectively. We account for the impairment or disposal of these long-lived assets in accordance with the provisions of SFAS 144. In accordance with SFAS 144, we test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount is not recoverable from its undiscounted cash flows. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products that involve new technologies and uncertainties around customer acceptance of new products. These and other assumptions are used to forecast future, undiscounted cash flows. Our long-lived assets are part of a single reporting unit which represents the lowest level for which we identify cash flows.
     Due to effects on our business of worsening macroeconomic conditions, further exacerbated by significant disruptions in the financial and credit markets globally, we have experienced order delays, lengthening sales cycles and slowing deployments resulting in lower demand. As a result of these conditions, we performed an impairment analysis of all our long-lived assets during the fourth quarter of fiscal 2008. Based on our estimate of future, undiscounted cash flows as of October 31, 2008, no impairment was required. We determined in the first quarter of fiscal 2009 that there were no events or changes in circumstances since the end of fiscal 2008 requiring an impairment analysis. If actual market conditions differ or our forecasts change, we may be required to record a non-cash impairment charge related to long-lived assets in future periods. Such charges would have the effect of decreasing our earnings or increasing our losses in such period.
Investments
     We have an investment portfolio comprised of marketable debt securities including corporate bonds, asset-backed obligations, U.S. government obligations and certificates of deposit. The value of these securities is subject to market volatility for the period we hold these investments and until their sale or maturity. We recognize losses when we determine that declines in the fair value of our investments, below their cost basis, are other-than-temporary. In determining whether a decline in fair value is other-than-temporary, we consider various factors including market price (when available), investment ratings, the financial condition and near-term prospects of the investee, the length of time and the extent to which the fair value has been less than our cost basis, and our intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. We make significant judgments in considering these factors. If we judge that a decline in fair value is other-than-temporary, the investment is valued at the current fair value, and we would incur a loss equal to the decline, which could materially adversely affect our profitability and results of operations.
     As of January 31, 2009, we held a minority investment of $5.7 million in a privately held technology company that is reported in other assets. This investment is carried at cost because we own less than 20% of the voting equity and do not have the ability to exercise significant influence over any of the company. The market for technologies or products manufactured by this company is in the early stage and markets may never materialize or become significant. This investment is inherently high risk and we could lose our entire investment. We monitor this investment for impairment and make appropriate reductions in carrying value when necessary. If market conditions, the expected financial performance, or the competitive position of this company deteriorates, we may be required to record a non-cash charge in future periods due to an impairment of the value of our investment.
     During the first quarter of fiscal 2009, we recorded a loss of $0.6 million related to a decline in value, determined to be other-than temporary, associated with one of our investments in a privately held technology company. The privately held company was purchased by a publicly traded entity; the investment is now recorded as a trading security.
Deferred Tax Valuation Allowance
     As of January 31, 2009, we have recorded a valuation allowance fully offsetting our net deferred tax assets of $1.2 billion. We calculated the valuation allowance in accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support its reversal.

Due to our recent quarterly losses, the uncertain macroeconomic environment, and limited visibility into our future results, management does not believe such sufficient positive evidence exists as of January 31, 2009 and determined to maintain a full valuation allowance. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. Any release of valuation allowance may be recorded as a tax benefit increasing net income, an adjustment to acquisition intangibles, or an adjustment to paid-in capital, based on tax ordering requirements.
Warranty
     Our liability for product warranties, included in other accrued liabilities, was $37.3 million and $36.1 million as of October 31, 2008 and January 31, 2009, respectively. Our products are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties was $2.9 million and $2.5 million for the first quarter of fiscal 2008 and 2009, respectively. The provision for warranty claims may fluctuate on a quarterly basis depending upon the mix of products and customers in that period. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. An increase in warranty claims or the related costs associated with satisfying these warranty obligations could increase our cost of sales and negatively affect our gross margin.
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
     Interest Rate Sensitivity. We maintain a short-term and long-term investment portfolio. See Notes 5 and 6 to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report for information relating to these investments and their fair value. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at January 31, 2009, the fair value of the portfolio would decline by approximately $24.8 million.

     Foreign Currency Exchange Risk. As a global concern, we face exposure to adverse movements in foreign currency exchange rates. Because our sales are primarily denominated in U.S. dollars, the impact of foreign currency fluctuations on revenue has not been material. Our primary exposures to foreign currency exchange risk are related to non-U.S. dollar denominated operating expense in Canadian Dollars (“CAD”), British Pounds (“GBP”), Euros (“EUR”) and Indian Rupees (“INR”). During the first quarter of fiscal 2009, approximately 79.6% of our operating expense was U.S. dollar denominated.
     To reduce variability in non-U.S. dollar denominated operating expenses, during the first quarter of fiscal 2009, we entered into foreign currency forward contracts. We use these derivatives to partially offset our market exposure to fluctuations in certain foreign currencies. We do not enter into derivatives for speculative or trading purposes. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon occurrence of the forecasted transaction, is subsequently reclassified into the operating expense line item to which the hedged transaction relates. We record the ineffectiveness of the hedging instruments in interest and other income, net on our condensed consolidated statements of operations. For the first quarter of fiscal 2009, we recorded a loss of $2.1 million associated with these derivatives, all of which was reported as a component of accumulated other comprehensive income (loss).
     Foreign currency fluctuations, net of hedging, decreased total research and development, sales and marketing, and general and administrative expenses by approximately $3.1 million in the first quarter of fiscal 2009, compared with the corresponding period of fiscal 2008. These programs are not designed to provide foreign currency protection over the long-term. In designing a specific approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular instrument, and potential effectiveness.
     Our foreign currency forward contracts are summarized as follows (in thousands):

	Expected maturity or transaction date
		Less than one	One to three	Three to five
	Total	year	years	years	Thereafter	Fair Value
USD Functional Currency:

Receive EUR / Pay USD
Notional amount	$32,228	$32,228	$—	$—	$—	$(2,638)
Weighted avg. contract exchange rate	1.3924

Receive INR / Pay USD
Notional amount	$12,080	$12,080	$—	$—	$—	$(374)
Weighted avg. contract exchange rate	0.0206

Receive CAD / Pay USD
Notional amount	$11,684	$11,684	$—	$—	$—	$(161)
Weighted avg. contract exchange rate	0.8247

EUR Functional Currency:

Receive GBP / Pay EUR
Notional amount	€18,622	€18,622	€—	€—	€—	$1,083 (1)
Weighted avg. contract exchange rate	1.0809

Total fair value						$(2,090)

(1)	Fair value translated at exchange rates in effect as of the balance sheet date.
     As of January 31, 2009, our assets and liabilities related to non-dollar denominated currencies were primarily related to intercompany payables and receivables. We do not enter into foreign exchange forward or option contracts for trading purposes.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On November 7, 2008, JDS Uniphase Corp. (“JDSU”) filed a complaint with the United States International Trade Commission (ITC) against Ciena and several other respondents, alleging infringement of two patents (U.S. Patent Nos. 6,658,035 and 6,687,278) relating to tunable laser chip technology. The complaint, which names Ciena as a company whose products incorporate the accused technology manufactured by certain other respondents and which technology is imported into the United States, seeks a determination and relief under Section 337 of the Tariff Act of 1930. On December 17, 2008, Ciena and certain other respondents entered into a Settlement Agreement and Agreement to be Bound with JDSU, whereby those respondents agreed, in exchange for dismissal from the investigation, to be bound by any exclusion order issued by the ITC in the investigation in favor of JDSU that takes effect against one or more of the non-settling respondents. Ciena was not required to make any payment in connection with this settlement agreement. Based on that agreement, JDSU contemporaneously filed a motion to terminate the investigation with respect to Ciena and certain other respondents. Based on the ITC staff’s initial response to that motion, the parties entered into an amended settlement agreement and, on January 8, 2009, JDSU filed an amended motion to terminate. On February 3, 2009, the ITC judge issued an order granting JDSU’s amended motion to terminate, which order was affirmed by the full commission on February 27, 2009. Accordingly, the ITC investigation has been terminated with respect to Ciena.
       On May 29, 2008, Graywire, LLC filed a complaint in the United States District Court for the Northern District of Georgia against Ciena and four other defendants, alleging, among other things, that certain of the parties’ products infringe U.S. Patent 6,542,673, relating to an identifier system and components for optical assemblies. The complaint, which seeks injunctive relief and damages, was served upon Ciena on January 20, 2009. The time for Ciena to file an answer has been extended to March 11, 2009. We believe that we have valid defenses to the lawsuit and intend to defend it vigorously.
       As a result of our June 2002 merger with ONI Systems Corp., we became a defendant in a securities class action lawsuit filed in the United States District Court for the Southern District of New York in August 2001. The complaint named ONI, certain former ONI officers, and certain underwriters of ONI’s initial public offering (IPO) as defendants, and alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements in ONI’s registration statement and by engaging in manipulative practices to artificially inflate ONI’s stock price after the IPO. The complaint also alleges that ONI and the named former officers violated the securities laws by failing to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The former ONI officers have been dismissed from the action without prejudice. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. A description of this litigation and the history of the proceedings can be found in “Item 3. Legal Proceedings” of Part I of Ciena’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2008. No specific amount of damages has been claimed in this action. Due to the inherent uncertainties of litigation, the ultimate outcome of the matter is uncertain.
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

     We have achieved considerable annual revenue growth over the last few fiscal years, in part due to favorable conditions in our markets. During the second half of 2008, however, our business began to experience the effects of worsening macroeconomic conditions, further exacerbated by certain customer-specific challenges and significant disruptions in the financial and credit markets globally. Many companies, including some of our largest communications service provider customers, have slowed spending and indicated an intention to reduce their overall capital expenditures. We have experienced order delays, lengthening sales cycles and slowing deployments, resulting in lower demand across our customer base in all geographies. As a result, our revenue, earnings and cash from operations have been negatively affected in recent quarters. Continued weakness in our industry or the broader economy may cause our customers to delay or cancel network infrastructure projects.
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
     We are uncertain as to how long current unfavorable macroeconomic and industry conditions will persist and the magnitude of their effects on our business and results of operations. If these conditions persist or further weaken, our business and results of operations could be materially adversely affected.
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
     As of January 31, 2009, we had $455.7 million of goodwill on our balance sheet. This amount primarily represents the remaining excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At January 31, 2009, we also had $177.2 million in long-lived assets, which includes $84.2 million of other intangible assets on our balance sheet. Given the current economic environment, uncertainties regarding the duration of these conditions and their potential impact on our business, an interim impairment review may be triggered for goodwill and long-lived assets during fiscal 2009. Our stock price, which declined considerably during late fiscal 2008, is a significant factor in assessing our fair value for purposes of the goodwill impairment assessment. If the reduction in our stock price persists and our market capitalization remains below our carrying value for a sustained period, it is reasonably likely that a goodwill impairment assessment prior to the next annual review in the fourth quarter of fiscal 2009 would be necessary and an impairment of goodwill may be determined. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These and other assumptions are used to forecast future, undiscounted cash flows. If actual market conditions differ or our forecasts change, we may be required to assess long-lived assets and could record an impairment charge. If we are required to record an impairment charge relating to goodwill or long-lived assets, such charges would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results could be materially adversely affected in such period.
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
     We rely upon third party contract manufacturers to perform the majority of the manufacturing of our products and components. In recent years we have transitioned a significant portion of our product manufacturing to overseas suppliers in Asia, with much of the manufacturing taking place in China and Thailand. Some of our contract manufacturers ship our products directly to our customers. Our reliance upon these manufacturers could expose us to increased risks related to lead times, continued supply, on-time delivery, quality assurance and compliance with environmental standards and other regulations. Reliance upon third parties for manufacture of our products significantly exposes us to risks related to their business, financial position and continued viability, which may be adversely affected by broader negative macroeconomic conditions and difficulties in the credit markets. These conditions may disrupt their operations and ability to satisfy our manufacturing requirements. Disruptions to our business could also arise as a result of ineffective business continuity and disaster recovery plans by our manufacturers. We do not have contracts in place with some of our manufacturers and do not have guaranteed supply of components or manufacturing capacity. We could also experience difficulties as a result of geopolitical events in the countries where our products or components thereof are manufactured. During the first quarter of fiscal 2009, protests resulted in a blockade of Thailand’s main international airport, which delayed product shipments from one of our key contract manufacturers. Significant disruptions or difficulties with our contract manufacturers could negatively affect our business and results of operations.
Difficulties with third party component suppliers, including sole and limited source suppliers, could increase our costs and harm our business and customer relationships.
     We depend on third party suppliers for our product components and subsystems, as well as for equipment used to manufacture and test our products. Our products include key optical and electronic components for which reliable, high-volume supply is often available from sole or limited sources. We have previously encountered shortages in availability for important components that have affected our ability to deliver products in a timely manner. Our business would be negatively affected if our suppliers were to experience any significant disruption in their operations affecting the price, quality, availability or timely delivery of components. Current unfavorable economic conditions, including a lack of liquidity, may adversely affect the business of our suppliers or the terms on which we purchase components. We may be unable to secure the components or subsystems that we require in sufficient quantities or on reasonable terms. The loss of a source of supply, or lack of sufficient availability of key components, could require us to redesign products that use those components, which would increase our costs and negatively affect our product gross margin and results of operations. Difficulties with suppliers could also result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships.
Investment of research and development resources in technologies for which there is not a matching market opportunity, or failure to sufficiently or timely invest in technologies for which there is market demand, would adversely affect our revenue and profitability.
     The market for communications networking equipment is characterized by rapidly evolving technologies and changes in market demand. We continually invest in research and development to enhance our existing products, create new products and develop or acquire new technologies. There is often a lengthy period between commencing these development initiatives and bringing the new or revised product to market, and, during this time, technology or the market may move in directions we had not anticipated. Even if we are able to anticipate market conditions and develop and introduce new products or enhancements, there is no guarantee that these products will achieve market acceptance or that the timing of market adoption will be as predicted. There is a significant possibility, therefore, that some of our development decisions, including our acquisitions or investments in technologies, will not turn out as anticipated, and that our investment in some projects will be unprofitable. There is also a possibility that we may miss a market opportunity because we fail to invest, or invest too late, in a technology, product or enhancement that could have been highly profitable. Changes in market demand or investment priorities may also cause us to discontinue existing or planned development for new products or features, which can have a disruptive effect on our relationships with customers. If we fail to make the right investments or fail to make them at the right time, our competitive position may suffer and our revenue and profitability could be harmed.

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
     We have previously taken and are in the process of implementing steps, including reductions in force, office closures, and internal reorganizations to reduce the size and cost of our operations and to better match our resources with market opportunities. We may take similar steps in the future. These changes could be disruptive to our business and may result in the recording of accounting charges, including inventory and technology-related write-offs, workforce reduction costs and charges relating to consolidation of excess facilities. Substantial charges resulting from any future restructuring activities could adversely affect our results of operations in the period in which we take such a charge.
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
     Because a significant portion of our sales is denominated in U.S. dollars, a further increase in the value of the dollar could increase the real cost to our customers of our products in markets outside the United States. In addition, we face exposure to currency exchange rates as a result of our non-U.S. dollar denominated operating expense in Europe, Asia and Canada. In recent years, our international operations and our reliance upon international suppliers have grown considerably. A weakened dollar could increase the cost of local operating expenses and procurement of raw materials where we must purchase components in foreign currencies. As a result, we may be susceptible to negative effects of foreign exchange changes. We have recently begun to hedge against currency exposure associated with anticipated foreign currency cash flows. These hedging activities are intended to offset currency fluctuations on a portion of our non-U.S. dollar denominated operating expense. There can be no assurance that these hedging instruments will be effective in all circumstances and losses associated with these instruments may negatively affect our results of operations.
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
     At January 31, 2009, we had $535.0 million in cash and cash equivalents and $534.0 million short-term and long-term investments in marketable debt securities. We have historically invested these amounts in corporate bonds, asset-backed obligations, commercial paper, securities issued by the United States, certificates of deposit and money market funds meeting certain criteria as to quality and debt ratings. These investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by recent significant disruptions in the financial and credit markets. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.
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
     At January 31, 2009, indebtedness on our outstanding convertible notes totaled $798.0 million in aggregate principal. Our indebtedness and repayment obligations could have important negative consequences, including:
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
Our stock price is volatile.
     Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. Volatility in our stock price can arise as a result of a number of the factors discussed in this “Risk Factors” section. During our last four completed fiscal quarters, our stock price ranged from a high of $35.82 to a low of $5.07 per share. The stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, with such volatility often unrelated to the operating performance of these companies.

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

Ciena Corporation

Date: March 5, 2009	By:	/s/ Gary B. Smith Gary B. Smith
President, Chief Executive Officer and Director
(Duly Authorized Officer)

Date: March 5, 2009	By:	/s/ James E. Moylan, Jr. James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)