Form 10-Q
period 2009-04-30
CIENA CORP
filed 2009-06-04
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐     NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 29, 2009
common stock, $.01 par value	91,150,128

CIENA CORPORATION
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended April 30,		Six Months Ended April 30,
	2008	2009	2008	2009
Revenues:
Products	$216,181	$118,849	$417,971	$258,566
Services	26,018	25,352	51,644	53,035

Total revenue	242,199	144,201	469,615	311,601

Costs:
Products	96,041	65,419	187,428	141,786
Services	18,562	18,062	38,022	37,252

Total cost of goods sold	114,603	83,481	225,450	179,038

Gross profit	127,596	60,720	244,165	132,563

Operating expenses:
Research and development	44,628	49,482	80,072	96,182
Selling and marketing	38,591	33,295	72,199	67,114
General and administrative	16,650	12,615	39,278	24,200
Amortization of intangible assets	8,760	6,224	15,230	12,628
Restructuring cost	—	6,399	—	6,475
Goodwill impairment	—	455,673	—	455,673

Total operating expenses	108,629	563,688	206,779	662,272

Income (loss) from operations	18,967	(502,968)	37,386	(529,709)
Interest and other income, net	8,487	3,508	27,569	8,168
Interest expense	(1,861)	(1,852)	(9,219)	(3,696)
Loss on cost method investments	—	(2,570)	—	(3,135)

Income (loss) before income taxes	25,593	(503,882)	55,736	(528,372)
Provision (benefit) for income taxes	1,833	(672)	3,169	(331)

Net income (loss)	$23,760	$(503,210)	$52,567	$(528,041)

Basic net income (loss) per common share	$0.27	$(5.53)	$0.60	$(5.82)

Diluted net income (loss) per potential common share	$0.23	$(5.53)	$0.51	$(5.82)

Weighted average basic common shares outstanding	89,102	90,932	88,155	90,777

Weighted average dilutive potential common shares outstanding	110,770	90,932	110,046	90,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31,	April 30,
	2008	2009
ASSETS

Current assets:
Cash and cash equivalents	$550,669	$583,481
Short-term investments	366,336	482,294
Accounts receivable, net	138,441	116,671
Inventories	93,452	91,269
Prepaid expenses and other	35,888	26,439

Total current assets	1,184,786	1,300,154
Long-term investments	156,171	—
Equipment, furniture and fixtures, net	59,967	60,099
Goodwill	455,673	—
Other intangible assets, net	92,249	76,319
Other long-term assets	75,748	74,520

Total assets	$2,024,594	$1,511,092

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$44,761	$32,488
Accrued liabilities	96,143	95,876
Restructuring liabilities	1,668	3,151
Deferred revenue	36,767	42,974

Total current liabilities	179,339	174,489
Long-term deferred revenue	37,660	35,025
Long-term restructuring liabilities	2,557	4,712
Other long-term obligations	8,089	8,586
Convertible notes payable	798,000	798,000

Total liabilities	1,025,645	1,020,812

Commitments and contingencies
Stockholders’ equity:
Preferred stock — par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock — par value $0.01; 290,000,000 shares authorized; 90,470,803 and 91,149,198 shares issued and outstanding	905	911
Additional paid-in capital	5,629,498	5,647,622
Accumulated other comprehensive loss	(1,275)	(33)
Accumulated deficit	(4,630,179)	(5,158,220)

Total stockholders’ equity	998,949	490,280

Total liabilities and stockholders’ equity	$2,024,594	$1,511,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended April 30,
	2008	2009
Cash flows from operating activities:
Net income (loss)	$52,567	$(528,041)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of discount on marketable securities	(1,632)	(904)
Non-cash loss on cost method investments	—	3,135
Depreciation and amortization of leasehold improvements	8,567	10,830
Impairment of goodwill	—	455,673
Share-based compensation	15,752	17,591
Amortization of intangibles	17,165	15,930
Deferred tax provision	1,296	—
Provision for doubtful accounts	55	42
Provision for inventory excess and obsolescence	10,540	8,809
Provision for warranty	7,083	9,235
Other	2,373	1,129
Changes in assets and liabilities:
Accounts receivable	(25,990)	21,728
Inventories	(20,456)	(6,626)
Prepaid expenses and other	5,816	6,253
Accounts payable, accruals and other obligations	7,883	(16,371)
Income taxes payable	(5,656)	—
Deferred revenue	13,202	3,572

Net cash provided by operating activities	88,565	1,985

Cash flows from investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(14,172)	(12,632)
Restricted cash	(4,929)	(109)
Purchase of available for sale securities	—	(719,165)
Proceeds from maturities of available for sale securities	762,150	239,072
Proceeds from sale of available for sale securities	—	523,137
Acquisition of business, net of cash acquired	(209,965)	—

Net cash provided by investing activities	533,084	30,303

Cash flows from financing activities:
Repayment of 3.75% convertible notes payable	(542,262)	—
Repayment of indebtedness of acquired business	(12,363)	—
Proceeds from issuance of common stock and warrants	4,578	539

Net cash (used in) provided by financing activities	(550,047)	539

Effect of exchange rate changes on cash and cash equivalents	189	(15)
Net increase in cash and cash equivalents	71,602	32,827
Cash and cash equivalents at beginning of period	892,061	550,669

Cash and cash equivalents at end of period	$963,852	$583,481

Supplemental disclosure of cash flow information
Cash paid (refunded) during the period for:
Interest	$13,159	$2,560
Income taxes, net	$1,598	$(281)
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$1,923	$605
Value of common stock issued in acquisition	$62,359	$—
Fair value of vested options assumed in acquisition	$9,912	$—
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
Investments
     Ciena’s investments generally represent investments in marketable debt securities. These investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. Ciena recognizes losses when it determines that declines in the fair value of its investments, below their cost basis, are other-than-temporary. In determining whether a decline in fair value is other-than-temporary, Ciena considers various factors including market price (when available), investment ratings, the financial condition and near-term prospects of the investee, the length of time and the extent to which the fair value has been less than Ciena’s cost basis, and its intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. Ciena considers all marketable debt securities that it expects to convert to cash within one year or less to be short-term investments. All others are considered long-term investments.
Inventories
     Inventories are stated at the lower of cost or market, with cost computed using standard cost, which approximates actual cost on a first-in, first-out basis. Ciena records a provision for excess and obsolete inventory when an impairment has been identified.
Equipment, Furniture and Fixtures

     Equipment, furniture and fixtures are recorded at cost. Depreciation and amortization are computed using the straight-line method over useful lives of two to five years for equipment, furniture and fixtures and the shorter of useful life or lease term for leasehold improvements. Impairments of equipment, furniture and fixtures are determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
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
Goodwill and Other Intangible Assets
     Historically, Ciena has recorded goodwill and purchased intangible assets as a result of several acquisitions. Ciena accounts for goodwill in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” which requires Ciena to test each reporting unit’s goodwill for impairment on an annual basis, which Ciena has determined to be the last business day of its fiscal September each year. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. Ciena operates its business and tests its goodwill for impairment as a single reporting unit. As of April 30, 2009 Ciena had no goodwill remaining on its balance sheet. See Note 4 below.
     Purchased finite-lived intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally three to seven years, which approximates the use of the intangible assets. Impairments of finite-lived intangible assets are determined in accordance with SFAS 144.
Minority Equity Investments
     Ciena carries minority equity investments at cost where Ciena owns less than 20% of the voting equity and does not have the ability to exercise significant influence over the company. These types of investments are inherently high risk investments as the market for technologies or products manufactured by these companies are usually early stage at the time of investment and such markets may never be significant. Ciena could lose its entire investment in some or all of these companies. Ciena monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. See Note 7 below.
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
     Historically, a large percentage of Ciena’s revenue has been the result of sales to a small number of communications service providers. Consolidation among Ciena’s customers has increased this concentration. Consequently, Ciena’s accounts receivable are concentrated among these customers. See Notes 8 and 18 below.
     Additionally, Ciena’s access to certain raw materials is dependent upon sole or limited source suppliers. The inability of any supplier to fulfill Ciena’s supply requirements could adversely affect future results. Ciena relies on a small number of third party manufacturers, principally in China and Thailand, to perform the majority of the manufacturing for its products. Ciena is therefore exposed to risks related to the business and financial position of its manufacturers, as well as risks related to their business continuity and disaster recovery plans, that may adversely affect access to continued manufacturing capability.
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
     Some of Ciena’s communications networking equipment is integrated with software that is essential to the functionality of the equipment. Accordingly, Ciena accounts for revenue from such equipment in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” (SOP 97-2) and all related interpretations. SOP 97-2 incorporates additional guidance unique to software arrangements incorporated with general revenue recognition criteria, such as: revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met.
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
     Ciena adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes,” (“FIN 48”) at the beginning of fiscal 2008. The amount of unrecognized tax benefits determined in accordance with FIN 48 increased by $0.2 million during the second quarter of fiscal 2009 to $5.7 million, which includes $1.2 million of interest and some minor penalties. All of the uncertain tax positions, if recognized, would decrease the effective income tax rate.
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
     For those Ciena assets and liabilities that are recorded at fair value on a recurring basis, fair value is determined in accordance with SFAS 157, “Fair Value Measurements,” which was adopted during the first quarter of fiscal 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. See Note 7 below. In accordance with FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” Ciena has not yet adopted SFAS 157 for all non-financial assets and non-financial liabilities.
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
Derivatives
     Ciena uses foreign currency forward contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives, designated as cash flow hedges, have maturities of less than one year and permit net settlement.
     At the inception of the cash flow hedge and on an ongoing basis, Ciena assesses the hedging relationship to determine its effectiveness in offsetting changes in cash flows attributable to the hedged risk during the hedge period. The effective portion of the hedging instrument’s net gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, is subsequently reclassified into the operating expense line item to which the hedged transaction relates. Any net gain or loss associated with the ineffectiveness of the hedging instrument is reported in interest and other income, net. See Note 14 below.
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
Newly Issued Accounting Standards
     In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” This staff position amends SFAS 157 to remove certain leasing transactions from its scope. Also in February 2008 the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” This staff position delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and provides guidance on the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Ciena is currently evaluating the impact the adoption of these staff positions could have on its financial condition, results of operations and cash flows.
     In April 2009, the FASB released three staff positions intended to provide additional guidance and enhanced disclosure regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidelines for estimating fair value in accordance with SFAS157. FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. FSP 115-2 does not amend existing guidance related to other-than-temporary impairments of equity securities. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” increases the frequency of fair value disclosures. All of the staff positions above are effective for interim and annual periods ending after June 15, 2009 and will be effective for Ciena beginning with its third quarter of fiscal 2009. Ciena believes the adoption of this statement will not have a material impact on its financial condition, results of operations and cash flows.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Ciena believes the adoption of this statement will not have a material impact on its financial condition, results of operations and cash flows.
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
     In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Ciena is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

     In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion.” FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. Ciena’s existing convertible notes payable do not provide for settlement in cash upon conversion and Ciena believes the adoption of this statement will not have a material effect on its financial condition, results of operations and cash flows.
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

	Quarter Ended	Six Months Ended
	April 30,	April 30,
	2008	2008
Pro forma revenue	$242,768	$476,265

Pro forma net income	$18,244	$34,469

Pro forma basic net income per common share	$0.20	$0.38

Pro forma diluted net income per potential common share	$0.18	$0.34

(4) GOODWILL IMPAIRMENT
     Ciena tests its single reporting unit’s goodwill for impairment on an annual basis, which Ciena has determined to be the last business day of fiscal September each year. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. Based on a combination of factors, including current macroeconomic conditions and a sustained decline in Ciena’s common stock price and market capitalization below net book value, Ciena conducted an interim impairment assessment of goodwill during the second quarter of fiscal 2009. Ciena performed the step one fair value comparison, and its market capitalization was $721.8 million and its carrying value, including goodwill, was $949.0 million. Ciena applied a 25% control premium to its market capitalization to determine a fair value of $902.2 million. Because step one indicated that Ciena’s fair value was less than its carrying value, Ciena performed the step two analysis. Under the step two analysis, the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. The implied fair value of the reporting unit’s goodwill was determined to be $0, and, as a result, Ciena recorded a goodwill impairment of $455.7 million, representing the full carrying value of the goodwill. The table below sets forth changes in carrying amount of goodwill for the period indicated (in thousands):

Total
Balance as of October 31, 2008	$455,673
Impairment loss	(455,673)

Balance as of April 30, 2009	$—

(5) RESTRUCTURING COSTS
     Ciena has previously taken actions to align its workforce, facilities and operating costs with perceived market opportunities and business conditions. Ciena implemented these restructuring plans and incurred the associated liability concurrently in accordance with the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

     On March 2, 2009, Ciena committed to certain restructuring actions and subsequently effected a headcount reduction of approximately 200 employees, representing 9% of its global workforce. Headcount reductions were implemented across Ciena’s organizations and geographies, with the timing and scope of such reductions varying by country based on local legal requirements. These headcount reductions are expected to be completed during the third fiscal quarter of 2009. Restructuring charges during the second quarter of fiscal 2009 include severance and other employee-related costs of approximately $3.5 million related to this restructuring activity. During the second quarter of fiscal 2009, Ciena also recorded additional charges of $2.9 million related to costs associated with previously restructured facilities.
     During the first quarter of fiscal 2009, Ciena recorded a restructuring charge of $0.1 million related to one-time termination benefits.
     The following table sets forth the activity and balance of the restructuring liability accounts for the six months ended April 30, 2009 (in thousands):

		Consolidation
	Workforce	of excess
	reduction	facilities	Total
Balance at October 31, 2008	$982	$3,243	$4,225
Additional liability recorded	3,575	2,900	6,475
Cash payments	(2,460)	(377)	(2,837)

Balance at April 30, 2009	$2,097	$5,766	$7,863

Current restructuring liabilities	$2,097	$1,054	$3,151

Non-current restructuring liabilities	$—	$4,712	$4,712

     The following table sets forth the activity and balance of the restructuring liability accounts for the six months ended April 30, 2008 (in thousands):

Consolidation
of excess
facilities
Balance at October 31, 2007	$4,688
Cash payments	(460)

Balance at April 30, 2008	$4,228

Current restructuring liabilities	$761

Non-current restructuring liabilities	$3,467

(6) MARKETABLE SECURITIES
     As of the dates indicated, short-term and long-term investments are comprised of the following (in thousands):

	April 30, 2009
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
U.S. government obligations	$481,496	$571	$23	$482,044
Publicly traded equity securities	250	—	—	250

	$481,746	$571	$23	$482,294

Included in short-term investments	481,746	571	23	482,294
Included in long-term investments	—	—	—	—

	$481,746	$571	$23	$482,294

	October 31, 2008
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Corporate bonds	$116,531	$81	$2,260	$114,352
Asset-backed obligations	10,188	—	7	10,181
Commercial paper	49,871	7	8	49,870
U.S. government obligations	334,195	949	40	335,104
Certificate of deposit	13,000	—	—	13,000

	$523,785	$1,037	$2,315	$522,507

Included in short-term investments	366,054	812	530	366,336
Included in long-term investments	157,731	225	1,785	156,171

	$523,785	$1,037	$2,315	$522,507

     Gross unrealized losses related to marketable debt investments were primarily due to changes in interest rates. Ciena’s management has determined that the gross unrealized losses at April 30, 2009 are temporary in nature because Ciena has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. As of the dates indicated, gross unrealized losses were as follows (in thousands):

April 30, 2009
	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. government obligations	$23	$239,901	$—	$—	$23	$239,901

	$23	$239,901	$—	$—	$23	$239,901

	October 31, 2008
	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Corporate bonds	$2,260	$88,176	$—	$—	$2,260	$88,176
Asset-backed obligations	7	10,181	—	—	7	10,181
Commercial paper	8	29,709	—	—	8	29,709
U.S. government obligations	40	23,438	—	—	40	23,438

	$2,315	$151,504	$—	$—	$2,315	$151,504

     The following table summarizes final legal maturities of debt investments at April 30, 2009 (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Less than one year	$481,496	$482,044
Due in 1-2 years	—	—
Due in 2-3 years	—	—

	$481,496	$482,044

(7) FAIR VALUE MEASUREMENTS
     SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS 157 establishes a valuation hierarchy for disclosure of the inputs for fair value measurement. This hierarchy prioritizes the inputs into three broad levels as follows:
•	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities;

•	Level 2 inputs are quoted prices for identical or similar assets or liabilities in less active markets or model-derived valuations in which significant inputs are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument;

•	Level 3 inputs are unobservable inputs based on Ciena’s assumptions used to measure assets and liabilities at fair value.
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
     As of the dates indicated, the following tables summarize the fair value of assets and liabilities that are recorded at fair value on a recurring basis (in thousands):

	April 30, 2009
Assets:	Level 1	Level 2	Level 3	Total
U.S. government obligations	$—	$482,044	$—	$482,044
Publicly traded equity securities	250	—	—	250

Total assets measured at fair value	$250	$482,044	$—	$482,294

	April 30, 2009
Liabilities:	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts	$—	$442	$—	$442

Total liabilities measured at fair value	$—	$442	$—	$442

     Ciena’s Level 1 assets include corporate equity securities publicly traded on major exchanges that are valued using quoted prices in active markets. Ciena’s Level 2 investments include U.S. government obligations. These investments are valued using observable inputs such as quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Investments are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs to models which vary by asset class.
     As of April 20, 2009, Ciena did not hold financial assets and liabilities recorded at fair value basen on Level 3 inputs.
     As of the dates indicated, the assets and liabilities above were presented on Ciena’s condensed consolidated balance sheet as follows (in thousands):

	April 30, 2009
Assets:	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$—	$—	$—
Short-term investments	250	482,044	—	482,294

Total current assets measured at fair value	250	482,044	—	482,294

Long-term investments	—	—	—	—

Total assets measured at fair value	$250	$482,044	$—	$482,294

	April 30, 2009
Liabilities:	Level 1	Level 2	Level 3	Total
Accrued liabilities	$—	$442	$—	$442

Total current liabilities measured at fair value	$—	$442	$—	$442

     During the second quarter of fiscal 2009, a private technology company, in which Ciena holds a minority equity investment, merged with another private technology company. This event required Ciena to perform an impairment analysis and measure the investment at fair value. In determining its fair value, Ciena utilized Level 3 inputs including recapitalization of the combined company in connection with the merger and the terms of a subsequent round of financing offered by the merged company. As a result, Ciena recorded a non-cash loss on cost method investments of $2.5 million during the second quarter of fiscal 2009.

     During the first quarter of fiscal 2009, a separate private technology company, in which Ciena held a minority equity investment, was acquired by a publicly-traded company. This event required Ciena to perform an impairment analysis and measure the investment at fair value. In determining its fair value, Ciena utilized Level 2 inputs including the relevant exchange ratio for the acquisition transaction and the market price of the acquiror’s common stock. As a result, Ciena recorded a non-cash loss on cost method investments of $0.6 million during the first quarter of fiscal 2009.
(8) ACCOUNTS RECEIVABLE
     As of October 31, 2008 and April 30, 2009, three customers accounted for 59.0% and 46.7% of net accounts receivable, respectively.
     Ciena’s allowance for doubtful accounts receivable is based on management’s assessment, on a specific identification basis, of the collectibility of customer accounts, and as of October 31, 2008 and April 30, 2009 was $0.1 million.
(9) INVENTORIES
     As of the dates indicated, inventories are comprised of the following (in thousands):

	October 31,	April 30,
	2008	2009
Raw materials	$19,044	$20,538
Work-in-process	1,702	1,100
Finished goods	95,963	91,769

	116,709	113,407
Provision for excess and obsolescence	(23,257)	(22,138)

	$93,452	$91,269

     Ciena writes down its inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value, based on assumptions about future demand and market conditions. During the first six months of fiscal 2009, Ciena recorded a provision for excess and obsolete inventory of $8.8 million, primarily related to changes in forecasted sales for certain products. Deductions from the provision for excess and obsolete inventory generally relate to disposal activities. The following table summarizes the activity in Ciena’s reserve for excess and obsolete inventory for the period indicated (in thousands):

Inventory
Reserve
Reserve balance as of October 31, 2008	$23,257
Provision for excess for obsolescence	8,809
Actual inventory disposed	(9,928)

Reserve balance as of April 30, 2009	$22,138

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

Inventory
Reserve
Reserve balance as of October 31, 2007	$26,170
Provision for excess and obsolescence	10,540
Actual inventory disposed	(10,368)

Reserve balance as of April 30, 2008	$26,342

(10) PREPAID EXPENSES AND OTHER
     As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	October 31,	April 30,
	2008	2009
Interest receivable	$2,082	$624
Prepaid VAT and other taxes	15,160	10,834
Deferred deployment expense	4,481	2,654
Prepaid expenses	10,557	10,229
Restricted cash	1,717	1,210
Other non-trade receivables	1,891	888

	$35,888	$26,439

(11) EQUIPMENT, FURNITURE AND FIXTURES
     As of the dates indicated, equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,	April 30,
	2008	2009
Equipment, furniture and fixtures	$286,940	$291,619
Leasehold improvements	40,574	43,206

	327,514	334,825
Accumulated depreciation and amortization	(267,547)	(274,726)

	$59,967	$60,099

(12) OTHER INTANGIBLE ASSETS
     As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	October 31,			April 30,
	2008			2009
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangible	Amortization	Intangible	Intangible	Amortization	Intangible
Developed technology	$185,833	$(128,255)	$57,578	$185,833	$(137,880)	$47,953

Patents and licenses	47,370	(37,952)	9,418	47,370	(40,596)	6,774
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	68,281	(43,028)	25,253	68,281	(46,689)	21,592

	$301,484	$(209,235)	$92,249	$301,484	$(225,165)	$76,319

     The aggregate amortization expense of other intangible assets was $17.2 million and $15.9 million for the first six months of fiscal 2008 and 2009, respectively. Expected future amortization of other intangible assets for the fiscal years indicated is as follows (in thousands):

Period ended October 31,
2009 (remaining six months)	$15,499
2010	27,872
2011	13,852
2012	9,473
2013	7,217
Thereafter	2,406

$76,319

(13) OTHER BALANCE SHEET DETAILS
     As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	October 31,	April 30,
	2008	2009
Maintenance spares inventory, net	$30,038	$33,426
Deferred debt issuance costs, net	15,127	13,980
Investments in privately held companies	6,671	3,100
Restricted cash	20,436	21,052
Other	3,476	2,962

	$75,748	$74,520

     Deferred debt issuance costs are amortized using the straight line method which approximates the effect of the effective interest rate method on the maturity of the related debt. Amortization of debt issuance costs, which is included in interest expense, was $1.7 million and $1.1 million during the first six months of fiscal 2008 and fiscal 2009, respectively.
     As of the dates indicated, accrued liabilities are comprised of the following (in thousands):

	October 31,	April 30,
	2008	2009
Warranty	$37,258	$38,883
Compensation, payroll related tax and benefits	35,200	30,932
Interest payable	1,683	1,671
Foreign currency forward contracts	—	442
Other	22,002	23,948

	$96,143	$95,876

     The following table summarizes the activity in Ciena’s accrued warranty for the fiscal periods indicated (in thousands):

				Balance at end
Six Months Ended April 30,	Beginning Balance	Provisions	Settlements	of period
2008	$33,580	$7,083	$(4,829)	$35,834
2009	$37,258	$9,235	$(7,610)	$38,883
     As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	October 31,	April 30,
	2008	2009
Products	$13,061	$14,401
Services	61,366	63,598

	74,427	77,999
Less current portion	(36,767)	(42,974)

Long-term deferred revenue	$37,660	$35,025

(14) DERIVATIVES
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
     The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon occurrence of the forecasted transaction, is subsequently reclassified into the operating expense line item to which the hedged transaction relates. Ciena records the ineffective portion of the hedging instruments in interest and other income, net.

     Ciena’s foreign currency forward contracts are classified as follows:

	Reclassified to Condensed Consolidated Statement of Operations (Effective Portion)
	Quarter Ended April 30,		Six Months Ended April 30,
Line Item in Condensed Consolidated Statement of Operations	2008	2009	2008	2009
Research and development	$—	$264	$—	$304
Selling and marketing	—	573	—	738

	$—	$837	$—	$1,042

	Recognized in Other Comprehensive Income
	Quarter Ended April 30,		Six Months Ended April 30,
Line Item in Condensed Consolidated Balance Sheet	2008	2009	2008	2009
Accumulated other comprehensive income (loss)	$—	$811	—	$(1,484)

	$—	$811	—	$(1,484)

Ineffective Portion
	Quarter Ended April 30,		Six Months Ended April 30,
Line Item in Condensed Consolidated Statement of Operations	2008	2009	2008	2009
Other income, net	$—	$—	$—	$—

	$—	$—	$—	$—

     Foreign currency forward contracts outstanding at April 30, 2009 are summarized as follows (in thousands):

Derivatives										Total
Designated as Cash	Weighted Average Contract				Derivative Asset			Derivative Liability		Derivative Asset/(Liability)
Flow Hedging	Exchange Rate		Notional Amount		Fair Value			Fair Value		Fair Value
Instruments under	October 31,	April 30,	October 31,	April 30,	October 31,	April 30,		October 31,	April 30,	October 31,	April 30,
SFAS 133	2008	2009	2008	2009	2008	2009		2008	2009	2008	2009
USD Functional Currency
Receive EUR / Pay USD	—	1.3915	$—	$21,592	$—	$—		$—	$(1,009)	$—	$(1,009)
Receive INR / Pay USD	—	0.0206	$—	$8,050	$—	$—		$—	$(266)	$—	$(266)
Receive CAD / Pay USD	—	0.8252	$—	$7,594	$—	$179		$—	$—	$—	$179
EUR Functional Currency
Receive GBP / Pay EUR	—	1.0815	€—	€12,470	$—	$654	(1)	$—	$—	$—	$654	(1)

Total Fair Value					$—	$833		$—	$(1,275)	$—	$(442	)(2)

(1)	Fair value translated at exchange rates in effect as of the balance sheet date.

(2)	Amount is included within accrued liabilities on the condensed consolidated balance sheet.
(15) EARNINGS (LOSS) PER SHARE CALCULATION
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

	Quarter Ended April 30,		Six Months Ended April 30,
Numerator	2008	2009	2008	2009
Net income (loss)	$23,760	$(503,210)	$52,567	$(528,041)
Add: Interest expense for 0.25% convertible senior notes	470	—	941	—
Add: Interest expense for 0.875% convertible senior notes	1,388	—	2,735	—

Net income (loss) used to calculate Diluted EPS	$25,618	$(503,210)	$56,243	$(528,041)

	Quarter Ended April 30,		Six Months Ended April 30,
Denominator	2008	2009	2008	2009
Basic weighted average shares outstanding	89,102	90,932	88,155	90,777
Add: Shares underlying outstanding stock options, employees stock purchase plan options, warrants and restricted stock units	970	—	1,193	—
Add: Shares underlying 0.25% convertible senior notes	7,590	—	7,590	—
Add: Shares underlying 0.875% convertible senior notes	13,108	—	13,108	—

Dilutive weighted average shares outstanding	110,770	90,932	110,046	90,777

	Quarter Ended April 30,		Six Months Ended April 30,
EPS	2008	2009	2008	2009
Basic EPS	$0.27	$(5.53)	$0.60	$(5.82)

Diluted EPS	$0.23	$(5.53)	$0.51	$(5.82)

Explanation of Shares Excluded due to Anti-Dilutive Effect
     For the quarter and six months ended April 30, 2008, the weighted average number of shares set forth in the table below, underlying outstanding stock options, employee stock purchase plan options, restricted stock units, and warrants, is considered anti-dilutive because the exercise price of these equity awards is greater than the average per share closing price on the NASDAQ Stock Market during this period. In addition, for the six months ended April 30, 2008 the weighted average number of shares underlying Ciena’s previously outstanding 3.75% convertible notes, which were repaid at maturity on February 1, 2008, is considered anti-dilutive pursuant to SFAS 128 because the related interest expense on a per common share “if converted” basis exceeds Basic EPS for the period.
     For the quarter and six months ended April 30, 2009, the weighted average number of shares set forth in the table below, underlying outstanding stock options, employee stock purchase plan options, restricted stock units, and warrants, is considered anti-dilutive because Ciena incurred a net loss. In addition, the shares, representing the weighted average number of shares issuable upon conversion of Ciena’s 0.25% convertible senior notes and Ciena’s 0.875% convertible senior notes, are considered anti-dilutive pursuant to SFAS 128 because the related interest expense on a per common share “if converted” basis exceeds Basic EPS for the period.
     The following table summarizes the shares excluded from the calculation of the denominator for Basic and Diluted EPS due to their anti-dilutive effect for the periods indicated (in thousands):

	Quarter Ended April 30,		Six Months Ended April 30,
Shares excluded from EPS Denominator due to anti-dilutive effect	2008	2009	2008	2009
Shares underlying stock options, restricted stock units and warrants	5,278	7,992	3,980	7,950
3.75% convertible notes	—	—	377	—
0.25% convertible senior notes	—	7,539	—	7,539
0.875% convertible senior notes	—	13,108	—	13,108

Total excluded due to anti-dilutive effect	5,278	28,639	4,357	28,597

(16) SHARE-BASED COMPENSATION EXPENSE
     Ciena makes equity awards under its 2008 Omnibus Incentive Plan (“2008 Plan”) and 2003 Employee Stock Purchase Plan (“ESPP”). These plans were approved by shareholders and are described in Ciena’s annual report on Form 10-K.

     2008 Plan
     Ciena grants stock options and restricted stock units under the 2008 Plan. As of April 30, 2009, there were 2.8 million shares authorized and available for issuance thereunder.
     Stock Options
     Outstanding stock option awards to employees are generally subject to service-based vesting restrictions and vest incrementally over a four-year period. The following table is a summary of Ciena’s stock option activity for the periods indicated (shares in thousands):

	Shares Underlying	Weighted Average
	Options Outstanding	Exercise Price
Balance as of October 31, 2008	6,399	$48.84
Granted	166	7.50
Exercised	(76)	1.91
Canceled	(472)	53.49

Balance as of April 30, 2009	6,017	$47.93

     The total intrinsic value of options exercised during the first six months of fiscal 2008 and fiscal 2009, was $12.8 million and $0.4 million, respectively. The weighted average fair values of each stock option granted by Ciena during the first six months of fiscal 2008 and fiscal 2009 were $16.95 and $4.26, respectively.
     The following table summarizes information with respect to stock options outstanding at April 30, 2009, based on Ciena’s closing stock price of $11.98 per share on the last trading day of Ciena’s second fiscal quarter of 2009 (shares and intrinsic value in thousands):

			Options Outstanding at April 30, 2009				Vested Options at April 30, 2009
				Weighted				Weighted
				Average				Average
				Remaining	Weighted			Remaining	Weighted
Range of			Number	Contractual	Average	Aggregate	Number	Contractual	Average	Aggregate
Exercise			of	Life	Exercise	Intrinsic	of	Life	Exercise	Intrinsic
Price			Shares	(Years)	Price	Value	Shares	(Years)	Price	Value
$0.01	—	$16.52	914	7.15	$10.28	$3,374	584	6.29	$11.58	$1,814
$16.53	—	$17.43	590	6.47	17.21	—	470	6.03	17.18	—
$17.44	—	$22.96	499	5.88	21.76	—	420	5.31	21.93	—
$22.97	—	$31.71	1,583	5.66	29.43	—	1,214	4.89	29.80	—
$31.72	—	$46.97	1,033	6.75	39.32	—	670	5.76	40.16	—
$46.98	—	$83.13	534	3.54	60.10	—	534	3.54	60.10	—
$83.14	—	$1,046.50	864	1.78	160.51	—	864	1.78	160.51	—

$0.01	—	$1,046.50	6,017	5.43	$47.93	$3,374	4,756	4.62	$54.23	$1,814

     Assumptions for Option-Based Awards
     Ciena recognizes the fair value of service-based options as share-based compensation expense on a straight-line basis over the requisite service period. Ciena estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Quarter Ended April 30,		Six Months Ended April 30,
	2008	2009	2008	2009
Expected volatility	53.0%	65.0%	53.0%	65.0%
Risk-free interest rate	2.7% - 3.2%	2.1% - 2.4%	2.7% - 3.6%	1.7% - 2.4%
Expected life (years)	5.1 - 5.3	5.2 - 5.3	5.1 - 5.3	5.2 - 5.3
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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
     The dividend yield assumption is based on Ciena’s history of not making dividends and its expectation of future dividend payouts.
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

		Weighted Average
	Restricted Stock	Grant Date Fair	Aggregate Intrinsic
	Units Outstanding	Value Per Share	Value
Balance as of October 31, 2008	1,849	$30.85	$17,773
Granted	3,327
Vested	(534)
Canceled or forfeited	(43)

Balance as of April 30, 2009	4,599	$14.86	$55,101

     The total fair value of restricted stock units that vested and were converted into common stock during the first six months fiscal 2008 and fiscal 2009 was $11.3 million and $3.8 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena during the first six months of fiscal 2008 and fiscal 2009 was $31.99 and $6.96, respectively.

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
2003 Employee Stock Purchase Plan
     The ESPP is a non-compensatory plan under FAS 123(R) and issuances thereunder do not result in share-based compensation expense. The following table is a summary of ESPP activity and shares available for issuance for the periods indicated (shares in thousands):

	ESPP shares available	Intrinsic value
	for issuance	at exercise date
Balance as of October 31, 2008	3,488
Evergreen provision	83
Issued March 16, 2009	(67)	$23

Balance as of April 30, 2009	3,504

Share-Based Compensation Expense for Periods Reported
     The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended April 30,		Six Months Ended April 30,
	2008	2009	2008	2009
Product costs	$742	$445	$1,307	$1,158
Service costs	392	425	638	822

Share-based compensation expense included in cost of sales	1,134	870	1,945	1,980

Research and development	2,286	2,817	3,463	5,383
Sales and marketing	3,022	2,685	5,486	5,388
General and administrative	2,233	2,773	4,442	5,192

Share-based compensation expense included in operating expense	7,541	8,275	13,391	15,963

Share-based compensation expense capitalized in inventory, net	196	(48)	416	(352)

Total share-based compensation	$8,871	$9,097	$15,752	$17,591

     As of April 30, 2009, total unrecognized compensation expense was: (i) $16.0 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 1.2 years; and (ii) $55.8 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.5 years.

(17) COMPREHENSIVE INCOME (LOSS)
     The components of comprehensive income (loss) were as follows (in thousands):

	Quarter Ended April 30,		Six Months Ended April 30,
	2008	2009	2008	2009
Net income (loss)	$23,760	$(503,210)	$52,567	$(528,041)
Change in unrealized gain (loss) on available-for-sale securities	(742)	(89)	(204)	1,677
Change in unrealized gain (loss) on derivative instruments	—	1,648	—	(442)
Change in accumulated translation adjustments	716	251	2,003	7

Total comprehensive income (loss)	$23,734	$(501,400)	$54,366	$(526,799)

(18) ENTITY WIDE DISCLOSURES
     The following table reflects Ciena’s geographic distribution of revenue based on the location of the purchaser, with any country accounting for greater than 10% of total revenue in the period specifically identified. Revenue attributable to geographic regions outside of the United States and the United Kingdom is reflected as “Other International” revenue. For the periods below, Ciena’s geographic distribution of revenue was as follows (in thousands, except percentage data):

	Quarter Ended April 30,				Six Months Ended April 30,
	2008	%*	2009	%*	2008	%*	2009	%*
United States	$169,373	69.9	$91,700	63.6	$338,891	72.2	$190,647	61.2
United Kingdom	36,559	15.1	18,581	12.9	59,741	12.7	45,298	14.5
Other International	36,267	15.0	33,920	23.5	70,983	15.1	75,656	24.3

Total	$242,199	100.0	$144,201	100.0	$469,615	100.0	$311,601	100.0

*	Denotes % of total revenue
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

	October 31,		April 30,
	2008	%*	2009	%*
United States	$49,351	82.3	$48,154	80.1
International	10,616	17.7	11,945	19.9

Total	$59,967	100.0	$60,099	100.0

*	Denotes % of total equipment, furniture and fixtures
     For the periods below, Ciena’s distribution of revenue was as follows (in thousands, except percentage data):

	Quarter Ended April 30,				Six Months Ended April 30,
	2008	%*	2009	%*	2008	%*	2009	%*
Optical service delivery	$203,167	83.9	$105,504	73.2	$393,720	83.8	$235,695	75.7
Carrier Ethernet service delivery	13,014	5.4	13,345	9.2	24,251	5.2	22,871	7.3
Services	26,018	10.7	25,352	17.6	51,644	11.0	53,035	17.0

Total	$242,199	100.0	$144,201	100.0	$469,615	100.0	$311,601	100.0

*	Denotes % of total revenue

     For the periods below, customers accounting for at least 10% of Ciena’s revenue were as follows (in thousands, except percentage data):

	Quarter Ended April 30,				Six Months Ended April 30,
	2008	%*	2009	%*	2008	%*	2009	%*
Company A	n/a	—	n/a	—	59,880	12.8	n/a	—
Company B	31,132	12.9	n/a	—	47,140	10.0	33,239	10.7
Company C	27,622	11.4	n/a	—	n/a	—	n/a	—
Company D	67,914	28.0	40,105	27.8	129,692	27.6	72,661	23.3

Total	$126,668	52.3	$40,105	27.8	$236,712	50.4	$105,900	34.0

n/a	Denotes revenue representing less than 10% of total revenue for the period

*	Denotes % of total revenue
(19) CONTINGENCIES
Foreign Tax Contingencies
     Ciena has received assessment notices from the Mexican tax authorities asserting deficiencies in payments between 2001 and 2005 related primarily to income taxes and import taxes and duties. Ciena has filed judicial petitions appealing these assessments. As of October 31, 2008 and April 30, 2009, Ciena had accrued liabilities of $1.0 million and $0.9 million, respectively, related to these contingencies, which are reported as a component of other current accrued liabilities. As of April 30, 2009, Ciena estimates that it could be exposed to possible losses of up to $5.8 million, for which it has not accrued liabilities. Ciena has not accrued the additional income tax liabilities because it does not believe that such losses are more likely than not to be incurred. Ciena has not accrued the additional import taxes and duties because it does not believe the incurrence of such losses is probable. Ciena continues to evaluate the likelihood of probable and reasonably possible losses, if any, related to these assessments. As a result, future increases or decreases to accrued liabilities may be necessary and will be recorded in the period when such amounts are probable and estimable.
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
     On May 29, 2008, Graywire, LLC filed a complaint in the United States District Court for the Northern District of Georgia against Ciena and four other defendants, alleging, among other things, that certain of the parties’ products infringe U.S. Patent 6,542,673 (the “‘673 Patent”), relating to an identifier system and components for optical assemblies. The complaint, which seeks injunctive relief and damages, was served upon Ciena on January 20, 2009. Ciena filed an answer to the complaint and counterclaims against Graywire on March 26, 2009, and an amended answer and counterclaims on April 17, 2009. On April 24, 2009, Ciena and certain other defendants filed an application for inter partes reexamination of the ‘673 Patent with the U.S. Patent and Trademark Office. On the same date, Ciena and the other defendants filed a motion to stay the case pending reexamination of all of the patents-in-suit, which motion is pending with the court. Ciena believes that it has valid defenses to the lawsuit and intends to defend it vigorously.
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
Overview
     We are a provider of communications networking equipment, software and services that support the transport, switching, aggregation and management of voice, video and data traffic. Our optical service delivery and carrier Ethernet service delivery products are used, individually or as part of an integrated solution, in networks operated by communications service providers, cable operators, governments and enterprises around the globe. We are a network specialist, targeting the transition of disparate, legacy communications networks to converged, next-generation architectures, better able to handle increased traffic and deliver more efficiently a broader mix of high-bandwidth communications services. Our products, along with our service-aware operating system and unified service and transport management, enable service providers to efficiently and cost-effectively deliver critical enterprise and consumer-oriented communication services. Together with our professional support and consulting services, our product offering seeks to address holistically the business and network needs of our customers. By improving network productivity, reducing operating costs and enabling new and integrated service offerings, we create business and operational value for our customers.
     Our quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K filed with the SEC are available through the SEC’s website at www.sec.gov or free of charge on our website as soon as reasonably practicable after we file these documents. We routinely post the reports above, recent news and announcements, financial results and other important information about Ciena on our website at www.ciena.com.
Effect of Current Market Conditions
     Our business and results of operations continue to suffer negative effects of ongoing difficult macroeconomic conditions, further exacerbated by customer-specific challenges and significant disruptions in the financial and credit markets globally. In response to market conditions, many companies, including some of our largest communications service provider customers, have slowed spending and indicated their intention to reduce overall capital expenditures as compared to last year. As a result, we have experienced order delays, lengthening sales cycles and slowing deployments in recent quarters, resulting in lower demand across our customer base in all geographies.
     These conditions have negatively affected our revenue and earnings in recent quarters. Revenue for the first six months of fiscal 2009 was $311.6 million in comparison to $469.6 million for the same period in fiscal 2008. We expect our revenue for fiscal 2009 to be significantly lower than our fiscal 2008 results and we will not be profitable for the year. The magnitude of the effect of current market conditions on our results of operations is difficult to predict and significantly linked to the duration and severity of the economic downturn and the resulting level of capital expenditure by our largest customers.
Strategy
     Despite ongoing macroeconomic challenges, we continue to believe in our longer-term market opportunities and the potential represented by the underlying drivers of future demand in our target markets. We believe growing consumer and enterprise use of, and increased dependence upon, a variety of broadband applications and services, will continue to consume bandwidth, requiring our customers to invest in their networks and transition to more efficient, robust and economical network architectures. As a result, we intend to continue to invest in our business, prioritizing spending on key product and technology initiatives that we believe will strategically position us for longer-term growth when we emerge from this challenging period. Specifically, our ongoing development is focused upon the evolution of our CoreDirector® Multiservice Optical Switch family, the expansion of our carrier Ethernet service delivery and aggregation products, and the extension of our CN 4200™ FlexSelect™ Advanced Service Platform, including 100G technologies and capabilities. Illustrative of the execution of this strategy, in May 2009, we announced plans to implement our first 100G network for NYSE Euronext’s new state-of-the-art data centers in the greater New York and London metropolitan areas.
     Our broader development initiatives remain focused on delivering upon our vision of transforming networks to adapt and scale, manage unpredictability and eliminate barriers to new service offerings. This vision of simplified, highly-automated networks is based on the following technologies:
•	Programmable network elements, including software-programmable hardware platforms and interfaces that use our FlexiPort technology, to enable on-demand and automated support for multiple services and applications;

•	Common service-aware operating system and unified transport and service management software for an integrated solution ensuring all network elements work seamlessly together for rapid delivery of services and applications; and

•	Optimized carrier Ethernet technology — our True Carrier Ethernet™ — for enhanced management, faster provisioning, higher reliability and support for a wider variety of services.
Through these capabilities, we seek to enable customers to automate delivery and management of a broad mix of services over networks that offer enhanced flexibility and are more cost-effective to deploy, scale and manage.
Restructuring Activities
     During this period of macroeconomic weakness, we intend to manage our workforce and operating costs carefully to ensure that they are aligned with our business and market opportunities. During the second quarter of fiscal 2009, we took action to effect a headcount reduction of approximately 200 employees or 9% of our global workforce, with headcount reductions implemented across our organizations and geographies. As part of this action, we will also close our Acton, Massachusetts research and development facility on or about June 30, 2009. We expect these steps will help better align our operating expense with market opportunities and the development strategy above. In connection with these actions, we incurred a $3.5 million charge during our second quarter of fiscal 2009, principally consisting of employee-related restructuring expense. We also incurred a $2.9 million restructuring charge related to the revision of previous estimates for restructured facilities. We also expect to incur employee-related restructuring charges of approximately $0.5 million and facilities-related restructuring charges, primarily related to remaining lease payments, of approximately $2.0 million to $4.0 million during the third fiscal quarter of 2009.
Goodwill Impairment
     Based on a combination of factors, including current macroeconomic conditions described above and a sustained decline in our common stock price and market capitalization below our net book value, we conducted an interim impairment assessment of goodwill during the second quarter of fiscal 2009. The conclusion of this assessment was the write-off of all goodwill remaining on our balance sheet, resulting in an impairment charge of $455.7 million in the second quarter of fiscal 2009. This impairment charge significantly affected our operating expense and operating and net loss for the second quarter of fiscal 2009. The impairment charge above will not result in any current or future cash expenditures.

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
Financial Results
     We experienced the year-over-year and sequential revenue declines set forth below primarily as a result of the market conditions described above and the resulting decrease in demand across our customer base.
•	Revenue for the second quarter of fiscal 2009 was $144.2 million, representing a 14% sequential decrease from $167.4 million in the first quarter of fiscal 2009 and a 41% decrease from $242.2 million in second quarter of fiscal 2008;

•	Revenue from the U.S. for the second quarter of fiscal 2009 was $91.7 million, a decrease from $98.9 million in the first quarter of fiscal 2009 and $169.4 million in the second quarter of fiscal 2008;

•	International revenue for the second quarter of fiscal 2009 was $52.5 million, a decrease from $68.5 million in the first quarter of 2009 and $72.8 million in the second quarter of fiscal 2008; and

•	As a percentage of revenue, international revenue was 36.4% during the second quarter of fiscal 2009, a decrease from 40.9% in the first quarter of fiscal 2009 and an increase from 30.1% in the second quarter of fiscal 2008.
     In recent quarters our international composition of revenue has been higher than historical periods. This reflects our continued investments in our EMEA operations, as well as the effect of significant reductions in spending by our largest, U.S.-based communications service provider customers as a result of the economic downturn. International revenue, measured in dollars has been negatively affected by the global market conditions described above as well as the strengthening of the U.S. dollar in recent periods.
     For the second quarter of fiscal 2009, one customer accounted for 27.8% of revenue, as compared to our first quarter of 2009, when three customers accounted for greater than 10% of revenue and 40.8% in the aggregate.
     Gross margin for the second quarter of fiscal 2009 was 42.1%, down from 42.9% in the first quarter of fiscal 2009, and 52.7% in the second quarter of fiscal 2008. Gross margin for the second quarter of fiscal 2009 was negatively affected by charges of approximately $5.8 million related to two committed customer sales contracts that result in a negative gross margin on the initial phases of the customers’ deployment. The charges relate to a contract with a new large carrier customer in a new geography for our sales, and another contract to secure a new market opportunity with an existing international carrier customer. Part of our strategy is to focus on the growth and diversification of our customer base, including through an expansion of our global footprint outside of our traditional markets in North America and Western Europe. As we have sought to execute on this strategy and displace incumbent equipment vendors, we have experienced greater pricing pressure, particularly for our core transport products.
     Operating expense for the second quarter of fiscal 2009 was $563.7 million, an increase from $98.6 million in the first quarter of fiscal 2009 and $108.6 million for the second quarter of fiscal 2008. Exclusive of the goodwill impairment and restructuring charges described above, operating expense for the second quarter increased by $3.0 million sequentially. This increase was primarily related to research and development expense to fund the development initiatives and strategy described above.
     Our loss from operations for the second quarter of fiscal 2009 was $503.0 million. This compares to a $26.7 million loss from operations during the first quarter of 2009 and $19.0 million in income from operations for the second quarter of fiscal 2008. Our net loss for the second quarter of fiscal 2009 was $503.2 million, or $5.53 per share. This compares to a net loss of $24.8 million, or $0.27 per share, for the first quarter of fiscal 2009.
     We generated $2.9 million in cash from operations during the second quarter of fiscal 2009, consisting of the use of $12.4 million in cash from net income (adjusted for non-cash charges) and $15.3 million in net cash generated from changes in working capital. This compares with a use of $0.9 million in cash from operations during the first quarter of fiscal 2009, consisting of $5.9 million in cash generated from net income (adjusted for non-cash charges) and a $6.8 million net use of cash resulting from changes in working capital.

     At April 30, 2009, we had $583.5 million in cash and cash equivalents and $482.3 million of short-term investments in marketable debt securities.
     As of April 30, 2009, head count was 2,104, a decrease from 2,238 at January 31, 2009 and 2,119 at April 30, 2008.
Results of Operations
     Our results of operations for the first six months and second quarter of fiscal 2008 only include the operations of World Wide Packets after the March 3, 2008 acquisition date.
Revenue
     We derive revenue from sales of our products and services, which we discuss in the following three major groupings:
1.	Optical Service Delivery. Included in product revenue, this revenue grouping reflects sales of our transport and switching products and legacy data networking products and related software. This revenue grouping was previously referred to as our “converged Ethernet infrastructure” products.

2.	Carrier Ethernet Service Delivery. Included in product revenue, this revenue grouping reflects sales of our service delivery and aggregation switches, Ethernet access products, broadband access products, and the related software.

3.	Services. Included in services revenue are sales of installation, deployment, maintenance support, consulting and training activities.
     The nature of our business exposes us to the likelihood of quarterly fluctuations in revenue. A sizable portion of our revenue continues to come from sales to a small number of communications service providers for large network builds. As a result, our revenues are closely tied to the prospects, performance, and financial condition of our largest customers and are significantly affected by market-wide changes, including reductions in enterprise and consumer spending, that affect the businesses and level of infrastructure-related spending by communications service providers. Moreover, these network projects are generally characterized by large and sporadic equipment orders and contract terms that can result in the recognition or deferral of significant amounts of revenue in a given quarter. The timing of such orders and recognition of the related revenue can be difficult to predict. We expect this high level of revenue concentration among a small number of large communications service provider customers to continue. This concentration of revenue increases our risk of quarterly fluctuations in revenue and operating results and can exacerbate our exposure to reductions in spending or changes in network strategy involving one or more of our significant customers.
     Given current macroeconomic conditions and the effect of lower demand in recent quarters, as well as changes in the mix of our revenue toward products with shorter customer lead times, the percentage of our quarterly revenue relating to orders placed in that quarter has increased in comparison to prior periods. Lower levels of backlog and an increase in the percentage of quarterly revenue relating to orders placed in that quarter could result in more variability and less predictability in our quarterly results.
Cost of Goods Sold
     Product cost of goods sold consists primarily of amounts paid to third-party contract manufacturers, component costs, direct compensation costs and overhead, shipping and logistics costs associated with manufacturing-related operations, warranty and other contractual obligations, royalties, license fees, amortization of intangible assets, cost of excess and obsolete inventory and, when applicable, estimated losses on committed customer contracts.
     Services cost of goods sold consists primarily of direct and third-party costs, including personnel costs, associated with provision of services including installation, deployment, maintenance support, consulting and training activities, and, when applicable, estimated losses on committed customer contracts.
Gross Margin
     Gross margin continues to be susceptible to quarterly fluctuation due to a number of factors. Product gross margin can vary significantly depending upon the mix of products and customers in a given fiscal quarter. Gross margin can also be affected by volume of orders, our ability to drive product cost reductions, geographic mix, the level of pricing pressure we encounter, our introduction of new products or entry into new markets, any significant liquidated damages due to performance problems or delays, charges for excess and obsolete inventory and changes in warranty costs.

     Service gross margin can be affected by the mix of customers and services, particularly the mix between deployment and maintenance services, geographic mix and the timing and extent of any investments in internal resources to support this business.
Operating Expense
     Research and development expense primarily consists of salaries and related employee expense (including share-based compensation expense), prototype costs relating to design, development, testing of our products, and third-party consulting costs.
     Sales and marketing expense primarily consists of salaries, commissions and related employee expense (including share-based compensation expense), and sales and marketing support expense, including travel, demonstration units, trade show expense, and third-party consulting costs.
     General and administrative expense primarily consists of salaries and related employee expense (including share-based compensation expense), and costs for third-party consulting and other services.
     Amortization of intangible assets primarily reflects purchased technology and customer relationships, from our acquisitions.
Three months ended April 30, 2008 compared to three months ended April 30, 2009
Revenue, cost of goods sold and gross profit
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Quarter Ended April 30,				Increase
	2008	%*	2009	%*	(decrease)	%**
Revenues:
Products	$216,181	89.3	$118,849	82.4	$(97,332)	(45.0)
Services	26,018	10.7	25,352	17.6	(666)	(2.6)

Total revenue	242,199	100.0	144,201	100.0	(97,998)	(40.5)

Costs:
Products	96,041	39.7	65,419	45.4	(30,622)	(31.9)
Services	18,562	7.7	18,062	12.5	(500)	(2.7)

Total cost of goods sold	114,603	47.3	83,481	57.9	(31,122)	(27.2)

Gross profit	$127,596	52.7	$60,720	42.1	$(66,876)	(52.4)

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009

     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit for the periods indicated:

	Quarter Ended April 30,				Increase
	2008	%*	2009	%*	(decrease)	%**
Product revenue	$216,181	100.0	$118,849	100.0	$(97,332)	(45.0)
Product cost of goods sold	96,041	44.4	65,419	55.0	(30,622)	(31.9)

Product gross profit	$120,140	55.6	$53,430	45.0	$(66,710)	(55.5)

*	Denotes % of product revenue

**	Denotes % change from 2008 to 2009
     The table below (in thousands, except percentage data) sets forth the changes in services revenue, services cost of goods sold and services gross profit for the periods indicated:

	Quarter Ended April 30,				Increase
	2008	%*	2009	%*	(decrease)	%**
Services revenue	$26,018	100.0	$25,352	100.0	$(666)	(2.6)
Services cost of goods sold	18,562	71.3	18,062	71.2	(500)	(2.7)

Services gross profit	$7,456	28.7	$7,290	28.8	$(166)	(2.2)

*	Denotes % of services revenue

**	Denotes % change from 2008 to 2009
     The table below (in thousands, except percentage data) sets forth the changes in distribution of revenue for the periods indicated:

	Quarter Ended April 30,				Increase
	2008	%*	2009	%*	(decrease)	%**
Optical service delivery	$203,167	83.9	$105,504	73.2	$(97,663)	(48.1)
Carrier Ethernet service delivery	13,014	5.4	13,345	9.2	331	2.5
Services	26,018	10.7	25,352	17.6	(666)	(2.6)

Total	$242,199	100.0	$144,201	100.0	$(97,998)	(40.5)

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009
     Revenue from sales to customers based outside of the United States is reflected as “International” in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Quarter Ended April 30,				Increase
	2008	%*	2009	%*	(decrease)	%**
United States	$169,373	69.9	$91,700	63.6	$(77,673)	(45.9)
International	72,826	30.1	52,501	36.4	(20,325)	(27.9)

Total	$242,199	100.0	$144,201	100.0	$(97,998)	(40.5)

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009
     Certain customers each accounted for at least 10% of our revenue for the periods indicated (in thousands, except percentage data) as follows:

	Quarter Ended April 30,
	2008	%*	2009		%*
Company B	$31,132	12.9	$	n/a	—
Company C	27,622	11.4		n/a	—
Company D	67,914	28.0		40,105	27.8

Total	$126,668	52.3		$40,105	27.8

n/a	Denotes revenue recognized less than 10% of total revenue for the period

*	Denotes % of total revenue
     Revenue
•	Product revenue decreased primarily due to a $97.7 million decrease in sales of our optical service delivery products. Lower optical service delivery revenue reflects decreases of $40.7 million in sales of core switching products, $32.1 million in sales of core transport products, $12.8 million in sales of our CN 4200™ FlexSelect™ Advanced Service Platform and $12.1 million in sales of legacy data networking and metro transport products.

•	Services revenue remained relatively flat.

•	United States revenue decreased primarily due to a $76.4 million decrease in sales of our optical service delivery products. Lower optical service delivery revenue reflects decreases of $35.5 million in sales of core transport products, $32.8 million in sales of core switching products and $7.5 million in sales of legacy data networking and metro transport products.

•	International revenue decreased primarily due to a $21.3 million decrease in sales of our optical service delivery products. This reflects a decrease of $12.2 million in sales of CN 4200, $7.9 million in sales of core switching products and $4.6 million of legacy data networking and metro products, partially offset by a $3.4 million increase in sales of our core transport products.
     Gross profit
•	Gross profit as a percentage of revenue decreased due to less favorable product and geographic mix, including fewer sales of core switching products as a percentage of total revenue, increased charges related to losses on committed customer sales contracts and higher charges relating to warranty.

•	Gross profit on products as a percentage of product revenue decreased due to less favorable product and geographic mix, increased charges related to losses on committed customer sales contracts and higher charges relating to warranty.

•	Gross profit on services as a percentage of services revenue remained largely unchanged year-over-year.
Operating expense
     The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Quarter Ended April 30,				Increase
	2008	%*	2009	%*	(decrease)	%**
Research and development	$44,628	18.5	$49,482	34.3	$4,854	10.9
Selling and marketing	38,591	15.9	33,295	23.1	(5,296)	(13.7)
General and administrative	16,650	6.9	12,615	8.7	(4,035)	(24.2)
Amortization of intangible assets	8,760	3.6	6,224	4.3	(2,536)	(28.9)
Restructuring cost	—	0.0	6,399	4.4	6,399	100.0
Goodwill impairment	—	0.0	455,673	316.0	455,673	100.0

Total operating expense	$108,629	44.9	$563,688	390.8	$455,059	418.9

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009
•	Research and development expense benefitted by $1.7 million in favorable foreign exchange rates, primarily due to the strengthening of the U.S. dollar. The resulting $4.9 million net change reflects a $3.6 million increase in prototype expense related to the development initiatives described above. The increase also reflects increases of $2.3 million in employee compensation cost, primarily due to increased headcount, $1.5 million in facilities and information systems expense, and $1.0 million in depreciation expense. These increases were partially offset by a decrease of $2.6 million in consulting services expense.
•	Selling and marketing expense benefitted by $0.6 million in favorable foreign exchange rates primarily due to the strengthening of the U.S. dollar. The resulting $5.3 million net change reflects decreases of $3.1 million in employee compensation cost, $1.2 million in travel-related expenditures, $0.9 million in consulting services expense, and $0.5 million in marketing program costs. These decreases were partially offset by an increase of $0.5 million in facilities and information systems expenses.

•	General and administrative expense benefitted by $0.1 million in favorable foreign exchange rates primarily due to the strengthening of the U.S. dollar. The resulting $4.0 million net change reflects decreases of $1.3 million in employee compensation cost, $1.3 million in consulting service expense, $0.6 million in technology-related expenses and $0.5 million in facilities and information systems expenses.

•	Amortization of intangible assets costs decreased due to certain intangible assets reaching their useful life and becoming fully amortized prior to the second quarter of fiscal 2009.

•	Restructuring costs were related to the actions described in “Overview — Restructuring Activities” above.

Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Quarter Ended April 30,				Increase
	2008	%*	2009	%*	(decrease)	%**
Interest and other income, net	$8,487	3.5	$3,508	2.4	$(4,979)	(58.7)
Interest expense	$1,861	0.8	$1,852	1.3	$(9)	(0.5)
Loss on cost method investments	$—	—	$2,570	1.8	$2,570	100.0
Provision (benefit) for income taxes	$1,833	0.8	$(672)	(0.5)	$(2,505)	(136.7)

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009
•	Interest and other income, net decreased due to lower interest rates on investment balances and lower average cash and investment balances due to the use of $210.0 million in cash consideration and related expenses associated with our acquisition of WWP in the second quarter of fiscal 2008. Because we have reallocated our funds principally to investments in U.S. treasuries, we expect interest and other income, net to decrease as compared to the second quarter of fiscal 2009.

•	Interest expense remained relatively unchanged.

•	Loss on cost method investments for the second quarter of fiscal 2009 was primarily due to a decline in value of our investment in a privately held technology company that was determined to be other-than-temporary. See Note 7 to our Consolidated Financial Statements in Item 1 of Part I of this report.

•	Provision for income taxes decreased primarily due to decreased federal and state tax expense, and refundable federal tax credits. We did not record a tax benefit for domestic losses during the second quarter of fiscal 2009.
Six months ended April 30, 2008 compared to six months ended April 30, 2009
Revenue, cost of goods sold and gross profit
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Six Months Ended April 30,				Increase
	2008	%*	2009	%*	(decrease)	%**
Revenues:
Products	$417,971	89.0	$258,566	83.0	$(159,405)	(38.1)
Services	51,644	11.0	53,035	17.0	1,391	2.7

Total revenue	469,615	100.0	311,601	100.0	(158,014)	(33.6)

Costs:
Products	187,428	39.9	141,786	45.5	(45,642)	(24.4)
Services	38,022	8.1	37,252	12.0	(770)	(2.0)

Total cost of goods sold	225,450	48.0	179,038	57.5	(46,412)	(20.6)

Gross profit	$244,165	52.0	$132,563	42.5	$(111,602)	(45.7)

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009
     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit for the periods indicated:

	Six Months Ended April 30,				Increase
	2008	%*	2009	%*	(decrease)	%**
Product revenue	$417,971	100.0	$258,566	100.0	$(159,405)	(38.1)
Product cost of goods sold	187,428	44.8	141,786	54.8	(45,642)	(24.4)

Product gross profit	$230,543	55.2	$116,780	45.2	$(113,763)	(49.3)

*	Denotes % of product revenue

**	Denotes % change from 2008 to 2009
     The table below (in thousands, except percentage data) sets forth the changes in services revenue, services cost of goods sold and services gross profit for the periods indicated:

	Six Months Ended April 30,				Increase
	2008	%*	2009	%*	(decrease)	%**
Services revenue	$51,644	100.0	$53,035	100.0	$1,391	2.7
Services cost of goods sold	38,022	73.6	37,252	70.2	(770)	(2.0)

Services gross profit	$13,622	26.4	$15,783	29.8	$2,161	15.9

*	Denotes % of services revenue

**	Denotes % change from 2008 to 2009
     The table below (in thousands, except percentage data) sets forth the changes in distribution of revenue for the periods indicated:

	Six Months Ended April 30,				Increase
	2008	%*	2009	%*	(decrease)	%**
Optical service delivery	$393,720	83.8	$235,695	75.7	$(158,025)	(40.1)
Carrier Ethernet service delivery	24,251	5.2	22,871	7.3	(1,380)	(5.7)
Services	51,644	11.0	53,035	17.0	1,391	2.7

Total	$469,615	100.0	$311,601	100.0	$(158,014)	(33.6)

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009
     Revenue from sales to customers based outside of the United States is reflected as “International” in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Six Months Ended April 30,				Increase
	2008	%*	2009	%*	(decrease)	%**
United States	$338,891	72.2	$190,647	61.2	$(148,244)	(43.7)
International	130,724	27.8	120,954	38.8	(9,770)	(7.5)

Total	$469,615	100.0	$311,601	100.0	$(158,014)	(33.6)

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009
     Certain customers each accounted for at least 10% of our revenue for the periods indicated (in thousands, except percentage data) as follows:

	Six Months Ended April 30,
	2008	%*	2009	%*
Company A	$59,880	12.8	n/a	—
Company B	47,140	10.0	33,239	10.7
Company D	129,692	27.6	72,661	23.3

Total	$236,712	50.4	$105,900	34.0

n/a	Denotes revenue recognized less than 10% of total revenue for the period

*	Denotes % of total revenue
     Revenue
•	Product revenue decreased primarily due to a $158.0 million decrease in sales of our optical service delivery products. Lower optical service delivery revenue reflects decreases of $72.9 million in sales of core transport products, $66.0 million in sales of core switching products and $26.2 million in sales of legacy data networking and metro transport products. This decrease was partially offset by a $7.0 million increase in sales of our CN 4200. Our revenue was also affected by a $1.6 million decrease in revenue from our carrier Ethernet service delivery products. Lower carrier Ethernet service delivery revenue reflects a decrease of $9.2 million in sales of our broadband access products, partially offset by a $7.6 million increase in sales of our service delivery and aggregation switches.

•	Services revenue increased by $1.4 million due to $4.1 million increase in maintenance and support services, partially offset by $2.7 million decrease in deployment services.

•	United States revenue decreased primarily due to a $143.8 million decrease in sales of our optical service delivery products. Lower optical service delivery revenue reflects decreases of $74.2 million in sales of core transport products, $58.7 million in sales of core switching products and $14.5 million in sales of legacy data networking and metro transport products. This decrease was partially offset by a $3.6 million increase in sales of our CN 4200. Our revenue was also affected by a $4.8 million decrease in revenue from our carrier Ethernet service delivery products. Lower carrier Ethernet service delivery revenue reflects a decrease of $9.2 million in sales of our broadband access products, partially offset by a $4.4 million increase in sales of our service delivery and aggregation switches.

•	International revenue decreased primarily due to a $14.2 million decrease in sales of our optical service delivery products. This primarily reflects a decrease of $11.7 million in sales of legacy data networking and metro transport products and $7.3 million in sales of core switching products. This decrease was partially offset by a $3.4 million increase in sales of CN 4200, $1.3 million sales of core transport products, and $1.2 million of services revenue.
     Gross profit
•	Gross profit as a percentage of revenue decreased due to less favorable product and geographic mix, including fewer sales of core switching products as a percentage of total revenue, increased charges related to losses on committed customer sales contracts and higher charges relating to warranty.

•	Gross profit on products as a percentage of product revenue decreased due to less favorable product and geographic mix, including fewer sales of core switching products as a percentage of total revenue, increased charges related to losses on committed customer sales contracts and higher charges relating to warranty.

•	Gross profit on services as a percentage of services revenue increased as a result of favorable services mix, specifically related to sales and maintenance contracts, as well as more efficient deployment. Services gross margin remains heavily dependent upon the mix of services in a given period and may fluctuate from quarter to quarter.

Operating expense
     The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Six Months Ended April 30,				Increase
	2008	%*	2009	%*	(decrease)	%**
Research and development	$80,072	17.0	$96,182	30.9	$16,110	20.1
Selling and marketing	72,199	15.4	67,114	21.5	(5,085)	(7.0)
General and administrative	39,278	8.4	24,200	7.8	(15,078)	(38.4)
Amortization of intangible assets	15,230	3.2	12,628	4.1	(2,602)	(17.1)
Restructuring cost	—	0.0	6,475	2.1	6,475	100.0
Goodwill impairment	—	0.0	455,673	146.2	455,673	100.0

Total operating expense	$206,779	44.0	$662,272	212.6	$455,493	220.3

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009
•	Research and development expense benefitted by $3.7 million in favorable foreign exchange rates primarily due to the strengthening of the U.S. dollar. The resulting $16.1 million net increase reflects higher employee compensation cost of $8.7 million, including a $1.8 million increase in share-based compensation expense, primarily due to increased headcount. Other increases included $5.9 million in prototype expense, $3.9 million in facilities and information systems expense, and $1.9 million in depreciation expense. These increases were partially offset by a decrease of $3.1 million in consulting services expense.

•	Selling and marketing expense benefitted by $1.4 million in favorable foreign exchange rates primarily due to the strengthening of the U.S. dollar. The resulting $5.1 million net change reflects decreases of $2.6 million in employee compensation cost, $1.6 million in consulting services expense, and $1.6 million in travel-related costs. These decreases were partially offset by a $1.0 million increase in facilities and information systems expense.

•	General and administrative expense benefitted by $0.4 million in favorable foreign exchange rates primarily due to the strengthening of the U.S. dollar. The resulting $15.1 million net change reflects decreases of $3.2 million in employee compensation cost, $2.4 million in consulting services expense, $1.2 million in facilities and information systems expense, and $0.6 million in technology-related expense. Expense for the first six months of fiscal 2008 included $7.7 million associated with the settlement of patent litigation.

•	Amortization of intangible assets costs decreased due to certain intangible assets reaching their useful life and becoming fully amortized prior to the second quarter of fiscal 2009.

•	Restructuring cost for the first six months of fiscal 2009 was primarily related to the actions described in “Overview — Restructuring Activities” above.

Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Six Months Ended April 30,				Increase
	2008	%*	2009	%*	(decrease)	%**
Interest and other income, net	$27,569	5.9	$8,168	2.6	$(19,401)	(70.4)
Interest expense	$9,219	2.0	$3,696	1.2	$(5,523)	(59.9)
Loss on cost method investments	$—	—	$3,135	1.0	$3,135	100.0
Provision (benefit) for income taxes	$3,169	0.7	$(331)	(0.1)	$(3,500)	(110.4)

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009
•	Interest and other income, net decreased due to lower interest rates on investment balances and lower average cash and investment balances. Lower cash balances primarily relate to the repayment at maturity of the $542.3 million principal outstanding on our 3.75% convertible notes during the first quarter of fiscal 2008 and our use of $210.0 million in cash consideration and related expenses associated with our acquisition of WWP in the second quarter of fiscal 2008.

•	Interest expense decreased primarily due to the repayment of 3.75% convertible notes at maturity at the end of the first quarter of fiscal 2008.

•	Loss on cost method investments for the first six months of fiscal 2009 was due to the decline in value of our investments in two privately held technology companies that were determined to be other-than-temporary.

•	Provision for income taxes decreased primarily due to decreased federal and state tax expense, and refundable federal tax credits. We did not record a tax benefit for domestic losses during the first six months of fiscal 2009.
Liquidity and Capital Resources
     At April 30, 2009, our principal sources of liquidity were cash and cash equivalents, and short-term and long-term investments. During the second quarter of fiscal 2009, we reallocated our short and long-term investments principally into investments in U.S. treasuries. As a result, at April 30, 2009, all short-term investments principally represent U.S. treasuries, except for $0.2 million in publicly traded securities that we continue to hold as a result of the acquisition of a privately held technology company in which we held an investment. The following table summarizes our cash and cash equivalents and investments (in thousands):

	October 31,	April 30,	Increase
	2008	2009	(decrease)
Cash and cash equivalents	$550,669	$583,481	$32,812
Short-term investments	366,336	482,294	115,958
Long-term investments	156,171	—	(156,171)

Total cash and cash equivalents and investments	$1,073,176	$1,065,775	$(7,401)

     The decrease in total cash and cash equivalents, and investments during the first six months of fiscal 2009 was primarily related to the purchase of capital assets, slightly offset by cash generated from operating activities described in “Operating Activities” below. Based on past performance and current expectations, we believe that our cash and cash equivalents, investments and cash generated from operations will satisfy our working capital needs, capital expenditures, and other liquidity requirements associated with our existing operations through at least the next 12 months.
     The following sections review the significant activities that had an impact on our cash during the first six months of fiscal 2009.
Operating Activities
     The following tables set forth (in thousands) components of our $2.0 million of cash generated from operating activities during the period:

     Net loss

Six Months Ended
April 30
2009
Net loss	$528,041

     Our net loss during the first six months of fiscal 2009 included the significant non-cash items summarized in the following table (in thousands):

Six Months Ended
April 30,
2009
Loss on cost method investments	$3,135
Depreciation of equipment, furniture and fixtures; and amortization of leasehold improvements	10,830
Goodwill impairment	455,673
Share-based compensation costs	17,591
Amortization of intangible assets	15,930
Provision for inventory excess and obsolescence	8,809
Provision for warranty	9,235

Total significant non-cash charges	$521,203

      Accounts Receivable, Net
     Cash provided by accounts receivable, net of allowance for doubtful accounts, during the first six months of fiscal 2009 was $21.7 million. Our days sales outstanding (DSOs) increased from 51 days for the first six month of fiscal 2008 to 67 days for the first six months of fiscal 2009. Our DSOs increased due to a proportionately higher volume of shipments made later in the second quarter of fiscal 2009 and a higher incidence of customer payment delays.
     The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts, from the end of fiscal 2008 through the end of the second quarter of fiscal 2009:

	October 31,	April 30,	Increase
	2008	2009	(decrease)
Accounts receivable, net	$138,441	$116,671	$(21,770)

      Inventory
     Cash consumed by inventory during the first six months of fiscal 2009 was $6.6 million. Our inventory turns increased from 2.8 turns during the first six months of fiscal 2008 to 3.1 turns for the first six months of fiscal 2009.
     During the first six months of fiscal 2009, changes in inventory reflect an $8.8 million reduction related to a non-cash provision for excess and obsolescence. The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2008 through the end of the second quarter of fiscal 2009:

	October 31,	April 30,	Increase
	2008	2009	(decrease)
Raw materials	$19,044	$20,538	$1,494
Work-in-process	1,702	1,100	(602)
Finished goods	95,963	91,769	(4,194)

Gross inventory	116,709	113,407	(3,302)
Provision for inventory excess and obsolescence	(23,257)	(22,138)	1,119

Inventory	$93,452	$91,269	$(2,183)

      Accounts payable, accruals and other obligations
     Cash used in operations to pay accounts payable, accruals and other obligations during the first six months of fiscal 2009 was $16.4 million.

     During the first six months of fiscal 2009, we had non-operating cash accounts payable reductions of $1.7 million related to equipment payments. Changes in accrued liabilities reflect non-cash provisions of $9.2 million related to warranties and $0.4 million related to foreign currency forward contracts. The following table sets forth (in thousands) changes in our accounts payable, accruals and other obligations from the end of fiscal 2008 through the end of the second quarter of fiscal 2009:

	October 31,	April 30,	Increase
	2008	2009	(decrease)
Accounts payable	$44,761	$32,488	$(12,273)
Accrued liabilities	96,143	95,876	(267)
Restructuring liabilities	4,225	7,863	3,638
Other long-term obligations	8,089	8,586	497

Accounts payable, accruals and other obligations	$153,218	$144,813	$(8,405)

      Interest Payable on Convertible Notes
     Interest on our outstanding 0.25% convertible senior notes, due May 1, 2013, is payable on May 1 and November 1 of each year. We paid $0.4 million in interest on our 0.25% convertible notes during the second quarter of fiscal 2009.
     Interest on our outstanding 0.875% convertible senior notes, due June 15, 2017, is payable on June 15 and December 15 of each year. We paid $2.2 million in interest on our 0.875% convertible notes during the first six months of fiscal 2009.
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
     The following table reflects (in thousands) the balance of interest payable and the change in this balance from the end of fiscal 2008 through the end of the second quarter of fiscal 2009:

	October 31,	April 30,	Increase
	2008	2009	(decrease)
Accrued interest payable	$1,683	$1,671	$(12)

      Deferred revenue
     Deferred revenue increased by $3.6 million during the first six months of fiscal 2009. Product deferred revenue represents payments received in advance of shipment and payments received in advance of our ability to recognize revenue. Services deferred revenue is related to payment for service contracts that will be recognized over the contract term. The following table reflects (in thousands) the balance of deferred revenue and the change in this balance from the end of fiscal 2008 through the end of the second quarter of fiscal 2009:

	October 31,	April 30,	Increase
	2008	2009	(decrease)
Products	$13,061	$14,401	$1,340
Services	61,366	63,598	2,232

Total deferred revenue	$74,427	$77,999	$3,572

Investing Activities
     During the first six months of fiscal 2009, we had net sales and maturities of approximately $43.0 million of available for sale securities. Investing activities also included the purchase of approximately $12.6 million in equipment. At the end of second quarter of fiscal 2009, we had outstanding accounts payable for equipment of $0.6 million, which represents a reduction of $1.7 million from the end of fiscal 2008.

Contractual Obligations
     During the first six months of fiscal 2009, we did not experience material changes, outside of the ordinary course of business, in our contractual obligations from those reported in our annual report on Form 10-K for the fiscal year ended October 31, 2008. The following is a summary of our future minimum payments under contractual obligations as of April 30, 2009 (in thousands):

		Less than one	One to three	Three to five
	Total	year	years	years	Thereafter
Interest due on convertible notes	$40,168	$5,120	$10,240	$9,496	$15,312
Principal due at maturity on convertible notes	798,000	—	—	298,000	500,000
Operating leases (1)	63,102	13,796	23,171	15,142	10,993
Purchase obligations (2)	65,161	65,161	—	—	—

Total (3)	$966,431	$84,077	$33,411	$322,638	$526,305

(1)	The amount for operating leases above does not include insurance, taxes, maintenance and other costs required by the applicable operating lease. These costs are variable and are not expected to have a material impact.

(2)	Purchase obligations relate to purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of the amount reported above relates to firm, non-cancelable and unconditional obligations.

(3)	As of April 30, 2009, we also had (i) approximately $5.7 million of other long-term obligations in our condensed consolidated balance sheet for unrecognized tax positions that are not included in this table because the periods of cash settelement with the respective tax authority cannot be reasonably estimated; and (ii) approximately $0.4 million in accrued liabilities related to foreign currency contracts, reflecting the net loss of the effective portion of these instruments.
     Some of our commercial commitments, including some of the future minimum payments set forth above, are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of April 30, 2009 (in thousands):

		Less than one	One to three	Three to five
	Total	year	years	years	Thereafter

Standby letters of credit	$20,641	$14,365	$5,579	$526	$171

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
     Some of our communications networking equipment is integrated with software that is essential to the functionality of the equipment. Accordingly, we account for revenue from such equipment in accordance with SOP No. 97-2, “Software Revenue Recognition,” and all related interpretations. SOP 97-2 incorporates additional guidance unique to software arrangements incorporated with general accounting guidance, such as: revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met.
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
     Our total deferred revenue for products was $13.1 million and $14.4 million as of October 31, 2008 and April 30, 2009, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $61.4 million and $63.6 million as of October 31, 2008 and April 30, 2009, respectively.
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
     Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measure of estimated fair value of our share-based compensation. See Note 16 to our Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of April 30, 2009, total unrecognized compensation expense was: (i) $16.0 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 1.2 years; and (ii) $55.8 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.5 years.
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
Reserve for Inventory Obsolescence
     We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. Upon recognition of the write down, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. We recorded charges for excess and obsolete inventory of $10.5 million and $8.8 million in the first six months of fiscal 2008 and 2009, respectively. These charges were primarily related to excess inventory due to a change in forecasted product sales. In an effort to limit our exposure to delivery delays and to satisfy customer needs we purchase inventory based on forecasted sales across our product lines. In addition, part of our research and development strategy is to promote the convergence of similar features and functionalities across our product lines. Each of these practices exposes us to the risk that our customers will not order products for which we have forecasted sales, or will purchase less than we have forecasted. Historically, we have experienced write downs due to changes in strategic direction, discontinuance of a product and declines in market conditions. If actual market conditions worsen or differ from those we have assumed, if there is a sudden and significant decrease in demand for our products, or if there is a higher incidence of inventory obsolescence due to a rapid change in technology, we may be required to take additional inventory write-downs, and our gross margin could be adversely affected. Our inventory net of allowance for excess and obsolescence was $93.5 million and $91.3 as of October 31, 2008 and April 30, 2009, respectively.
Restructuring
     As part of our restructuring costs, we provide for the estimated cost of the net lease expense for facilities that are no longer being used. The provision is equal to the fair value of the minimum future lease payments under our contracted lease obligations, offset by the fair value of the estimated sublease payments that we may receive. As of April 30, 2009, our accrued restructuring liability related to net lease expense and other related charges was $5.8 million. The total minimum lease payments for these restructured facilities are $10.4 million. These lease payments will be made over the remaining lives of our leases, which range from nine months to ten years. If actual market conditions are different than those we have projected, we will be required to recognize additional restructuring costs or benefits associated with these facilities.

Allowance for Doubtful Accounts
     Our allowance for doubtful accounts is based on management’s assessment, on a specific identification basis, of the collectibility of customer accounts. We perform ongoing credit evaluations of our customers and generally have not required collateral or other forms of security from customers. In determining the appropriate balance for our allowance for doubtful accounts, management considers each individual customer account receivable in order to determine collectibility. In doing so, we consider creditworthiness, payment history, account activity and communication with such customer. If a customer’s financial condition changes, or if actual defaults are higher than our historical experience, we may be required to take a charge for an allowance for doubtful accounts which could have an adverse impact on our results of operations. Our accounts receivable net of allowance for doubtful accounts was $138.4 million and $116.7 million as of October 31, 2008 and April 30, 2009, respectively. Our allowance for doubtful accounts as of October 31, 2008 and April 30, 2009 was $0.1 million.
Goodwill
     As discussed in “Overview” above, during the second quarter of fiscal 2009, we conducted an interim impairment assessment which resulted in the write-off of all goodwill remaining on our balance sheet. As a result, as of October 31, 2008 and April 30, 2009, our consolidated balance sheet included $455.7 million and $0 in goodwill, respectively.
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
      Interim Impairment Assessment — Second Quarter of Fiscal 2009
     Based on a combination of factors, including current macroeconomic conditions described above and a sustained decline in our common stock price and market capitalization below our net book value, we conducted an interim impairment assessment of goodwill during the second quarter of fiscal 2009. We performed the step one fair value comparison during the second quarter of fiscal 2009. Our market capitalization was $721.8 million and our carrying value, including goodwill, was $949.0 million. We applied a 25% control premium to market capitalization to determine a fair value of $902.2 million. Because step one indicated that the fair value was less than our carrying value, we performed the step two analysis. Under the step two analysis, the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. The implied fair value of the reporting unit’s goodwill was determined to be $0, and, as a result, we recorded a goodwill impairment of $455.7 million, representing the full carrying value of the goodwill.
Long-lived Assets (excluding goodwill)
     Our long-lived assets, excluding goodwill, include: equipment, furniture and fixtures; finite-lived intangible assets; and maintenance spares. As of October 31, 2008 and April 30, 2009 these assets totaled $182.3 million and $169.8 million, net, respectively. We account for the impairment or disposal of these long-lived assets in accordance with the provisions of SFAS 144. In accordance with SFAS 144, we test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount is not recoverable from its undiscounted cash flows. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products that involve new technologies and uncertainties around customer acceptance of new products. These and other assumptions are used to forecast future, undiscounted cash flows. Our long-lived assets are part of a single reporting unit which represents the lowest level for which we identify cash flows.

     Due to effects on our business of worsening macroeconomic conditions, further exacerbated by significant disruptions in the financial and credit markets globally, we have experienced order delays, lengthening sales cycles and slowing deployments resulting in lower demand. As a result of these conditions, we performed an impairment analysis of all our long-lived assets during the second quarter of fiscal 2009. Based on our estimate of future, undiscounted cash flows as of April 30, 2009, no impairment was required. If actual market conditions differ or our forecasts change, we may be required to record a non-cash impairment charge related to long-lived assets in future periods. Such charges would have the effect of decreasing our earnings or increasing our losses in such period.
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
     As of April 30, 2009, we held a minority investment of $3.1 million in a privately held technology company that is reported in other assets. The market for technologies or products manufactured by this company is in the early stage and markets may never materialize or become significant. This investment is inherently high risk and we could lose our entire investment. We monitor this investment for impairment and make appropriate reductions in carrying value when necessary. If market conditions, the expected financial performance, or the competitive position of this company deteriorates, we may be required to record a non-cash charge in future periods due to an impairment of the value of our investment.
     During the first six months of fiscal 2009, we recorded losses of $3.1 million related to a decline in value, determined to be other-than temporary, associated with two of our investments in privately held technology companies. One of the privately held companies was purchased by a publicly traded entity. As a result, this investment is now recorded as a trading security.
Deferred Tax Valuation Allowance
     As of April 30, 2009, we have recorded a valuation allowance fully offsetting our net deferred tax assets of $1.2 billion. We calculated the valuation allowance in accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support its reversal. Due to our recent quarterly losses, the uncertain macroeconomic environment, and limited visibility into our future results, management does not believe such sufficient positive evidence exists as of April 30, 2009 and determined to maintain a full valuation allowance. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. Any release of valuation allowance may be recorded as a tax benefit increasing net income, an adjustment to acquisition intangibles, or an adjustment to paid-in capital, based on tax ordering requirements.
Warranty
     Our liability for product warranties, included in other accrued liabilities, was $37.3 million and $38.9 million as of October 31, 2008 and April 30, 2009, respectively. We provide warranties for our products for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties was $7.1 million and $9.2 million for the first six months of fiscal 2008 and 2009, respectively. The provision for warranty claims may fluctuate on a quarterly basis depending upon the mix of products and customers in that period. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. An increase in warranty claims or the related costs associated with satisfying these warranty obligations could increase our cost of sales and negatively affect our gross margin.
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
     Interest Rate Sensitivity. We maintain a short-term and long-term investment portfolio. See Notes 6 and 7 to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report for information relating to these investments and their fair value. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percentage points from current levels, the fair value of the portfolio would decline by approximately $22.1 million.
     Foreign Currency Exchange Risk. As a global concern, we face exposure to adverse movements in foreign currency exchange rates. Because our sales are primarily denominated in U.S. dollars, the impact of foreign currency fluctuations on revenue has not been material. Our primary exposures to foreign currency exchange risk are related to non-U.S. dollar denominated operating expense in Canadian Dollars (“CAD”), British Pounds (“GBP”), Euros (“EUR”) and Indian Rupees (“INR”). During the first six months of fiscal 2009, approximately 80% of our operating expense, exclusive of our goodwill impairment and restructuring costs, was U.S. dollar denominated.
     To reduce variability in non-U.S. dollar denominated operating expense, during the first quarter of fiscal 2009, we entered into foreign currency forward contracts. We use these derivatives to partially offset our market exposure to fluctuations in certain foreign currencies. We do not enter into derivatives for speculative or trading purposes. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon occurrence of the forecasted transaction, is subsequently reclassified into the operating expense line item to which the hedged transaction relates. We record the ineffectiveness of the hedging instruments in interest and other income, net on our condensed consolidated statements of operations. As of April 30, 2009, we recorded a loss of $0.4 million associated with these derivatives, all of which was reported as a component of accumulated other comprehensive income (loss).

     Favorable foreign exchange translations, net of hedging, benefitted total research and development, sales and marketing, and general and administrative expenses by approximately $2.4 million and $5.5 million for the quarter and six months ending April 30, 2009, respectively, compared with the corresponding periods of fiscal 2008. This favorable foreign exchange translation was due to the strengthening of the U.S. dollar. These foreign currency forward contracts are not designed to provide foreign currency protection over the long-term. In designing a specific approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular instrument, and potential effectiveness.
     Our foreign currency forward contracts are summarized as follows (in thousands):

	Expected maturity or transaction date
	Total	Less than one year	One to three years	Three to five years	Thereafter	Fair Value
USD Functional Currency:

Receive EUR / Pay USD
Notional amount	$21,592	$21,592	$—	$—	$—	$(1,009)
Weighted avg. contract exchange rate	1.3915

Receive INR / Pay USD
Notional amount	$8,050	$8,050	$—	$—	$—	$(266)
Weighted avg. contract exchange rate	0.0206

Receive CAD / Pay USD
Notional amount	$7,594	$7,594	$—	$—	$—	$179
Weighted avg. contract exchange rate	0.8252

EUR Functional Currency:

Receive GBP / Pay EUR
Notional amount	€12,470	€12,470	€—	€—	€—	$654	(1)
Weighted avg. contract exchange rate	1.0815

Total fair value						$(442	)(2)

(1)	Fair value translated at exchange rates in effect as of the balance sheet date.

(2)	Amount is included within accrued liabilities on the condensed consolidated balance sheet.
     As of April 30, 2009, our assets and liabilities related to non-dollar denominated currencies were primarily related to intercompany payables and receivables. We do not enter into foreign exchange forward or option contracts for trading purposes.
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
     On May 29, 2008, Graywire, LLC filed a complaint in the United States District Court for the Northern District of Georgia against Ciena and four other defendants, alleging, among other things, that certain of the parties’ products infringe U.S. Patent 6,542,673 (the “‘673 Patent”), relating to an identifier system and components for optical assemblies. The complaint, which seeks injunctive relief and damages, was served upon Ciena on January 20, 2009. Ciena filed an answer to the complaint and counterclaims against Graywire on March 26, 2009, and an amended answer and counterclaims on April 17, 2009. On April 24, 2009, Ciena and certain other defendants filed an application for inter partes reexamination of the ‘673 Patent with the U.S. Patent and Trademark Office. On the same date, Ciena and the other defendants filed a motion to stay the case pending reexamination of all of the patents-in-suit, which motion is pending with the court. We believe that we have valid defenses to the lawsuit and intend to defend it vigorously.
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
Our business and operating results could be adversely affected by unfavorable macroeconomic and market conditions and the level of capital expenditure by our largest customers in response to these conditions.
     We achieved considerable annual revenue growth over the last few fiscal years, in part, due to favorable conditions in our markets. During the second half of 2008, however, our business began to experience the effects of worsening macroeconomic conditions, further exacerbated by certain customer-specific challenges and significant disruptions in the financial and credit markets globally. Many companies, including some of our largest communications service provider customers, have slowed spending and indicated an intention to reduce their overall capital expenditures this year. We have experienced order delays, lengthening sales cycles and slowing deployments, resulting in lower demand across our customer base in all geographies. As a result, our revenue and profitability have been negatively affected in recent quarters. Continued weakness in our markets and the broader economy may cause our customers to delay or cancel network infrastructure projects.
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
     We are uncertain as to how long current unfavorable macroeconomic and industry conditions will persist and the magnitude of their effects on our business and results of operations. As a result of these market conditions, we expect revenue for fiscal 2009 to be significantly lower than our fiscal 2008 results and that we will not be profitable for the year. The extent of this year’s revenue decline and the magnitude of the effect on our result of operations for fiscal 2009 are difficult to predict and significantly linked to the duration and severity of the current economic downturn and the resulting level of capital expenditure of our largest customers.
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
     Our business and financial results are also closely tied to the prospects, performance, and financial condition of our largest customers and are significantly affected by market or industry-wide changes, including reductions in enterprise and consumer spending, that affect the businesses and level of infrastructure-related spending by communications service providers. In response to the current economic downturn, we have seen our large service provider customers take a more cautious approach to their capital spending and some have indicated their intent to reduce capital spending this year. Reliance upon a relatively small number of customers also increases our exposure to changes in their network and purchasing strategies. Some of our customers are pursuing efforts to outsource network management and operation or have indicated a strategy to reduce the number of vendors from which they purchase equipment. These strategies may present challenges to our business and could benefit our larger competitors. The loss of one or more large service providers as customers, or significant reductions in their spending, would have a material adverse effect on our business, financial condition and results of operations. Our concentration in revenue has increased in recent years, in part, as a result of consolidations among a number of our largest customers. Consolidations may increase the likelihood of temporary or indefinite reductions in customer spending or changes in network strategy that could harm our business and operating results.
Our revenue and operating results can fluctuate unpredictably from quarter to quarter.
     Our revenue and results of operations can fluctuate unpredictably from quarter to quarter. Our budgeted expense levels depend in part on our expectations of long-term future revenue and gross margin, and substantial reductions in expense are difficult and can take time to implement. Uncertainty or lack of visibility into customer spending, and changes in economic or market conditions, can make it difficult to prepare reliable estimates of future revenue and corresponding expense levels. Consequently, our level of operating expense or inventory may be high relative to our revenue, which could harm our ability to achieve or maintain profitability. Given current macroeconomic conditions and the effect of lower demand in recent quarters, lower levels of backlog and an increase in the percentage of quarterly revenue relating to orders placed in that quarter could result in more variability and less predictability in our quarterly results.
     Additional factors that contribute to fluctuations in our revenue and operating results include:
•	broader economic and market conditions affecting us and our customers;

•	changes in capital spending by large communications service providers;

•	the timing and size of orders, including our ability to recognize revenue under customer contracts;

•	variations in the mix between higher and lower margin products and services; and

•	the level of pricing pressure we encounter.

     Many factors affecting our results of operations are beyond our control, particularly in the case of large service provider orders and multi-vendor or multi-technology network infrastructure builds where the achievement of certain thresholds for acceptance is subject to the readiness and performance of the customer or other providers, and changes in customer requirements or installation plans. As a consequence, our results for a particular quarter may be difficult to predict, and our prior results are not necessarily indicative of results likely in future periods. The factors above may cause our revenue and operating results to fluctuate unpredictably from quarter to quarter, which may cause our stock price to decline.
We face intense competition that could hurt our sales and results of operations.
     The markets in which we compete for sales of networking equipment, software and services are extremely competitive, particularly the market for sales to large communications service providers. The level of competition and pricing pressure that we face increases substantially during periods of macroeconomic weakness and constrained spending. As a result of current market conditions, we have experienced significant competition and increased pricing pressure, particularly relating to our optical transport products. We face particularly intense competition in our efforts to attract additional large carrier customers in new geographies and secure new market opportunities with existing carrier customers. In an effort to secure these new opportunities or displace incumbent equipment vendors, we have recently entered into contracts with large carrier customers that resulted in negative gross margins.
     Competition in our markets, generally, is based on any one or a combination of the following factors: price, product features and functionality, manufacturing capability and lead-times, incumbency and existing business relationships, scalability and the ability of products to meet the immediate and future network requirements of customers. A small number of very large companies have historically dominated our industry. These competitors have substantially greater financial, technical and marketing resources, greater manufacturing capacity, broader product offerings and more established relationships with service providers and other potential customers than we do. Because of their scale and resources, they may be perceived to be better positioned to offer network operating or management service for large carrier customers. Consolidation activity among large networking equipment providers has caused some of our competitors to grow even larger, which may increase their strategic advantages and adversely affect our competitive position.
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
     We rely upon third party contract manufacturers to perform the majority of the manufacturing of our products and components. In recent years we have transitioned a significant portion of our product manufacturing to overseas suppliers in Asia, with much of the manufacturing taking place in China and Thailand. Some of our contract manufacturers ship our products directly to our customers. Our reliance upon these manufacturers could expose us to increased risks related to lead times, continued supply, on-time delivery, quality assurance and compliance with environmental standards and other regulations. Reliance upon third parties for manufacture of our products significantly exposes us to risks related to their business, financial position and continued viability, which may be adversely affected by broader negative macroeconomic conditions and difficulties in the credit markets. These conditions may disrupt their operations and ability to satisfy our manufacturing requirements. Disruptions to our business could also arise as a result of ineffective business continuity and disaster recovery plans by our manufacturers. We do not have contracts in place with some of our manufacturers and do not have guaranteed supply of components or manufacturing capacity. We could also experience difficulties as a result of geopolitical events, military actions or health pandemics in the countries where our products or components thereof are manufactured. During the first quarter of fiscal 2009, protests resulted in a blockade of Thailand’s main international airport, which delayed product shipments from one of our key contract manufacturers. Significant disruptions or difficulties with our contract manufacturers could negatively affect our business and results of operations.
Difficulties with third party component suppliers, including sole and limited source suppliers, could increase our costs and harm our business and customer relationships.
     We depend on third party suppliers for our product components and subsystems, as well as for equipment used to manufacture and test our products. Our products include key optical and electronic components for which reliable, high-volume supply is often available from sole or limited sources. We have previously encountered shortages in availability for important components that have affected our ability to deliver products in a timely manner. Our business would be negatively affected if one or more of our suppliers were to experience any significant disruption in their operations affecting the price, quality, availability or timely delivery of components. Current unfavorable economic conditions, including a lack of liquidity, may adversely affect the business of our suppliers or the terms on which we purchase components. We may be unable to secure the components or subsystems that we require in sufficient quantities or on reasonable terms. The loss of a source of supply, or lack of sufficient availability of key components, could require us to redesign products that use those components, which would increase our costs and negatively affect our product gross margin and results of operations. Difficulties with suppliers could also result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships.
Investment of research and development resources in technologies for which there is not a matching market opportunity, or failure to sufficiently or timely invest in technologies for which there is market demand, would adversely affect our revenue and profitability.
     The market for communications networking equipment is characterized by rapidly evolving technologies and changes in market demand. We continually invest in research and development to enhance our existing products, create new products and develop or acquire new technologies. Our current development efforts are focused upon the evolution of our CoreDirector Multiservice Optical Switch family, the expansion of our carrier Ethernet service delivery and aggregation products and the extension of our CN 4200 converged optical service delivery portfolio, including 100G technologies and capabilities. There is often a lengthy period between commencing these development initiatives and bringing the new or revised product to market, and, during this time, technology or the market may move in directions we had not anticipated. Even if we are able to anticipate market conditions and develop and introduce new products or enhancements, there is no guarantee that these products will achieve market acceptance or that the timing of market adoption will be as predicted. There is a significant possibility, therefore, that some of our development decisions, including our acquisitions or investments in technologies, will not turn out as anticipated, and that our investment in some projects will be unprofitable. There is also a possibility that we may miss a market opportunity because we fail to invest, or invest too late, in a technology, product or enhancement that could have been highly profitable. Changes in market demand or investment priorities may also cause us to discontinue existing or planned development for new products or features, which can have a disruptive effect on our relationships with customers. If we fail to make the right investments or fail to make them at the right time, our competitive position may suffer and our revenue and profitability could be harmed.
Network equipment sales to large communications service providers often involve lengthy sales cycles and protracted contract negotiations and may require us to assume terms or conditions that negatively affect our pricing, payment terms and the timing of revenue recognition.
     Our future success will depend in large part on our ability to maintain and expand our sales to large communications service providers. These sales typically involve lengthy sales cycles, protracted and sometimes difficult contract negotiations, and extensive product testing and network certification. We are sometimes required to agree to contract terms or conditions that negatively affect pricing, payment terms and the timing of revenue recognition in order to consummate a sale. As a result of current market conditions, these customers may request extended payment terms, vendor or third-party financing and other alternative purchase structures. These terms may, in turn, negatively affect our revenue and results of operations and increase our susceptibility to quarterly fluctuations in our results. Service providers may ultimately insist upon terms and conditions that we deem too onerous or not in our best interest. Moreover, our purchase agreements generally do not require that a customer guarantee any minimum purchase level and customers often have the right to modify, delay, reduce or cancel previous orders. As a result, we may incur substantial expense and devote time and resources to potential relationships that never materialize or result in lower than anticipated sales.

Product performance problems could damage our business reputation and negatively affect our results of operations.
     The development and production of equipment that addresses multi-service communications network traffic is complicated. Some of our products can be fully tested only when deployed in communications networks or with other equipment and therefore may contain undetected hardware or software errors at the time of release. As a result, product performance problems are often more acute for initial deployments of new products and product enhancements. Unanticipated problems can relate to the design, manufacturing, installation or integration of our products. Performance problems and product malfunctions can also relate to defects in components supplied by third parties. If we experience significant performance, reliability or quality problems with our products, or our customers suffer significant repair, network restoration, or implementation delays relating to these problems, a number of negative effects on our business could result, including:
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
     We continue to take steps to sell our products into new geographic markets outside of our traditional markets and to a broader customer base, including other large communications service providers, enterprises, cable operators, wireless operators and federal, state and local governments. We have less experience in these markets and, in order to succeed in these markets, we believe we must develop and manage new sales channels and distribution arrangements. We expect these relationships to be an increasingly important part of our business. This strategy may not succeed and we may be exposed to increased expense and legal, business and financial risks associated with entering new markets and pursuing new customer segments through channel partners.
     Part of our strategy is to pursue sales to federal, state and local governments. These sales require compliance with complex procurement regulations with which we have limited experience. We may be unable to increase our sales to government contractors if we determine that we cannot comply with applicable regulations. Our failure to comply with regulations for existing contracts could result in civil, criminal or administrative proceedings involving fines and suspension, or exclusion, from participation in federal government contracts. Failure to manage additional sales channels effectively would limit our ability to succeed in these new markets and could adversely affect our ability to expand our customer base and grow our business.
We may experience delays in the development of our products that may negatively affect our competitive position and business.
     Our products are based on complex technology, and we can experience unanticipated delays in developing, manufacturing or deploying them. Each step in the development life cycle of our products presents serious risks of failure, rework or delay, any one of which could affect the cost-effective and timely development of our products. Intellectual property disputes, failure of critical design elements, and other execution risks may delay or even prevent the release of these products. Delays in product development may affect our reputation with customers and the timing and level of demand for our products. If we do not develop and successfully introduce products in a timely manner, our competitive position may suffer and our business, financial condition and results of operations would be harmed.
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
     We market, sell and service our products globally. We have established offices around the world, including in North America, Europe, the Middle East, Latin America and the Asia Pacific region. We have also established a major development center in India and are increasingly reliant upon overseas suppliers, particularly in Asia, for sourcing of important components and manufacturing of our products. Our increasingly global operations may result in increased risk to our business and could give rise to unanticipated expense, difficulties or other effects that could adversely affect our financial results.
     International operations are subject to inherent risks, including:
•	effects of changes in currency exchange rates;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulties and costs of staffing and managing foreign operations;

•	the impact of economic conditions in countries outside the United States;

•	less protection for intellectual property rights in some countries;

•	adverse tax and customs consequences, particularly as related to transfer-pricing issues;

•	social, political and economic instability;

•	higher incidence of corruption;

•	trade protection measures, export compliance, qualification to transact business and additional regulatory requirements; and

•	natural disasters, epidemics and acts of war or terrorism.
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
     We may acquire or make strategic investments in other companies to expand the markets we address, diversify our customer base or acquire or accelerate the development of technology or products. To do so, we may use cash, issue equity that would dilute our current stockholders’ ownership, incur debt or assume indebtedness. These transactions involve numerous risks, including:
•	significant integration costs

•	integration and rationalization of operations, products, technologies and personnel;

•	diversion of management’s attention;

•	difficulty completing projects of the acquired company and costs related to in-process projects;

•	the loss of key employees;

•	ineffective internal controls over financial reporting;

•	dependence on unfamiliar suppliers or manufacturers;

•	exposure to unanticipated liabilities, including intellectual property infringement claims; and

•	adverse tax or accounting effects including amortization expense related to intangible assets and charges associated with impairment of goodwill;
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
We may be required to write down long-lived assets and a significant impairment charge would adversely affect our operating results.
     At April 30, 2009, we had $169.8 million in long-lived assets, which includes $76.3 million of other intangible assets on our balance sheet. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. Our assumptions are used to forecast future, undiscounted cash flows. Given the current economic environment, uncertainties regarding the duration and severity of these conditions, forecasting future business is difficult and subject to modification. If actual market conditions differ or our forecasts change, we may be required to assess long-lived assets and could record an impairment charge. Any impairment charge relating to long-lived assets would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results could be materially adversely affected in such period.
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
     At April 30, 2009, indebtedness on our outstanding convertible notes totaled $798.0 million in aggregate principal. Our indebtedness and repayment obligations could have important negative consequences, including:
•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing, particularly in light of unfavorable conditions in the credit markets;

•	reducing the availability of cash resources for other purposes, including capital expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we compete; and

•	placing us at a possible competitive disadvantage to competitors that have better access to capital resources.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Ciena’s annual meeting of shareholders was held on March 25, 2009. At the annual meeting, Ciena shareholders approved the proposals and elected the directors as set forth below by the votes indicated:

	For	Against	Abstain
1. Election to the Board of Directors of two Class III Directors:

Stephen P. Bradley	76,833,074	1,486,202	276,909
Bruce L. Claflin	76,951,022	1,384,649	260,514
     Each director nominee above was elected by the vote of the majority of the votes cast by shareholders in accordance with our bylaws. In addition, the following directors continued to hold office after the annual meeting: Lawton W. Fitt, Patrick H. Nettles, Michael J. Rowny, Harvey B. Cash, Judith M. O’Brien and Gary B. Smith.

	For	Against	Abstain
2. Ratification of the appointment of PricewaterhouseCoopers LLP as Ciena’s independent registered public accounting firm for the fiscal year ending October 31, 2009.	77,717,231	741,102	137,852
     The ratification of the appointment of our independent registered public accounting firm was approved by the required affirmative vote of a majority of the total votes cast by shareholders.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

Exhibit	Description

10.1	Form of 2008 Omnibus Incentive Compensation Plan RSU Agreement (Employees)

10.2	Form of 2008 Omnibus Incentive Compensation Plan Option Agreement (Employees)

10.3	Form of 2008 Omnibus Incentive Compensation Plan RSU Agreement (Directors)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ciena Corporation
Date: June 4, 2009	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date: June 4, 2009	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)