Form 10-Q
period 2009-07-31
CIENA CORP
filed 2009-09-03
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 28, 2009

common stock, $.01 par value	91,534,298

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended July 31,		Nine Months Ended July 31,
	2008	2009	2008	2009
Revenues:
Products	$223,661	$139,903	$641,632	$398,469
Services	29,518	24,855	81,162	77,890

Total revenue	253,179	164,758	722,794	476,359

Cost of goods sold:
Products	107,953	72,842	295,381	214,628
Services	19,595	17,251	57,617	54,503

Total cost of goods sold	127,548	90,093	352,998	269,131

Gross profit	125,631	74,665	369,796	207,228

Operating expenses:
Research and development	47,809	44,442	127,881	140,624
Selling and marketing	39,440	31,468	111,639	98,582
General and administrative	14,758	11,524	54,036	35,724
Amortization of intangible assets	8,671	6,224	23,901	18,852
Restructuring cost	—	3,941	—	10,416
Goodwill impairment	—	—	—	455,673

Total operating expenses	110,678	97,599	317,457	759,871

Income (loss) from operations	14,953	(22,934)	52,339	(552,643)
Interest and other income, net	5,342	999	32,911	9,167
Interest expense	(1,855)	(1,856)	(11,074)	(5,552)
Realized loss due to impairment of marketable debt investments	(5,114)	—	(5,114)	—
Loss on cost method investments	—	(2,193)	—	(5,328)

Income (loss) before income taxes	13,326	(25,984)	69,062	(554,356)
Provision for income taxes	1,603	470	4,772	139

Net income (loss)	$11,723	$(26,454)	$64,290	$(554,495)

Basic net income (loss) per common share	$0.13	$(0.29)	$0.72	$(6.10)

Diluted net income (loss) per potential common share	$0.12	$(0.29)	$0.63	$(6.10)

Weighted average basic common shares outstanding	90,216	91,364	88,871	90,970

Weighted average dilutive potential common shares outstanding	111,681	91,364	110,654	90,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31,	July 31,
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$550,669	$455,732
Short-term investments	366,336	607,094
Accounts receivable, net	138,441	120,271
Inventories	93,452	89,600
Prepaid expenses and other	35,888	44,325

Total current assets	1,184,786	1,317,022
Long-term investments	156,171	—
Equipment, furniture and fixtures, net	59,967	60,608
Goodwill	455,673	—
Other intangible assets, net	92,249	68,445
Other long-term assets	75,748	65,151

Total assets	$2,024,594	$1,511,226

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$44,761	$52,337
Accrued liabilities	96,143	89,571
Restructuring liabilities	1,668	1,917
Deferred revenue	36,767	43,625

Total current liabilities	179,339	187,450
Long-term deferred revenue	37,660	34,875
Long-term restructuring liabilities	2,557	7,570
Other long-term obligations	8,089	9,207
Convertible notes payable	798,000	798,000

Total liabilities	1,025,645	1,037,102

Commitments and contingencies
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 90,470,803 and 91,522,101 shares issued and outstanding	905	915
Additional paid-in capital	5,629,498	5,656,096
Accumulated other comprehensive income (loss)	(1,275)	1,787
Accumulated deficit	(4,630,179)	(5,184,674)

Total stockholders’ equity	998,949	474,124

Total liabilities and stockholders’ equity	$2,024,594	$1,511,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended July 31,
	2008	2009
Cash flows from operating activities:
Net income (loss)	$64,290	$(554,495)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of discount on marketable securities	(1,827)	(858)
Realized loss due to impairment of marketable debt investments	5,114	—
Loss on cost method investments	—	5,328
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	13,345	16,270
Goodwill Impairment	—	455,673
Share-based compensation costs	24,406	26,075
Amortization of intangible assets	27,942	23,804
Deferred tax provision	1,640	—
Provision for inventory excess and obsolescence	13,841	11,126
Provision for warranty	11,234	13,620
Other	3,510	1,529
Changes in assets and liabilities:
Accounts receivable	(32,070)	18,128
Inventories	(4,694)	(7,274)
Prepaid expenses and other	(616)	(1,696)
Accounts payable, accruals and other obligations	(7,927)	(5,799)
Income taxes payable	(5,515)	—
Deferred revenue	9,554	4,073

Net cash provided by operating activities	122,227	5,504

Cash flows from investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(22,947)	(17,630)
Restricted cash	1,420	(1,914)
Purchase of available for sale securities	(180,613)	(926,621)
Proceeds from maturities of available for sale securities	820,177	321,554
Proceeds from sale of available for sale securities	—	523,137
Acquisition of business, net of cash acquired	(210,016)	—

Net cash provided by (used in) investing activities	408,021	(101,474)

Cash flows from financing activities:
Repayment of 3.75% convertible notes payable	(542,262)	—
Repayment of indebtedness of acquired business	(12,363)	—
Proceeds from issuance of common stock and warrants	5,246	533

Net cash provided by (used in) financing activities	(549,379)	533

Effect of exchange rate changes on cash and cash equivalents	173	500
Net decrease in cash and cash equivalents	(19,131)	(95,437)
Cash and cash equivalents at beginning of period	892,061	550,669

Cash and cash equivalents at end of period	$873,103	$455,732

Supplemental disclosure of cash flow information
Cash paid (refunded) during the period for:
Interest	$14,969	$4,748
Income taxes, net	$2,673	$250
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$1,717	$1,205
Value of common stock issued in acquisition	$62,359	$—
Fair value of vested options assumed in acquisition	$9,912	$—
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
     Ciena performed an evaluation of events that have occurred subsequent to the end of its fiscal period through the date that the condensed consolidated financial statements were issued. As of September 3, 2009, the date of the filing of this Form 10-Q, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements.
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
Goodwill and Other Intangible Assets
     Historically, Ciena has recorded goodwill and purchased intangible assets as a result of several acquisitions. Ciena accounts for goodwill in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” which requires Ciena to test each reporting unit’s goodwill for impairment on an annual basis, which Ciena has determined to be the last business day of its fiscal September each year. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. Ciena operates its business and tests its goodwill for impairment as a single reporting unit. As of July 31, 2009 Ciena had no goodwill remaining on its balance sheet. See Note 4 below.
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
     Ciena adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes,” (“FIN 48”) at the beginning of fiscal 2008. The amount of unrecognized tax benefits determined in accordance with FIN 48 increased by $0.6 million during the third quarter of fiscal 2009 to $6.3 million, which includes $1.3 million of interest and penalties. All of the uncertain tax positions, if recognized, would decrease the effective income tax rate.
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
Computation of Basic Net Income (Loss) per Common Share and Diluted Net Income (Loss) per Dilutive Potential Common Share
     Ciena calculates earnings (loss) per share (EPS) in accordance with SFAS 128, “Earnings per Share.” This statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with a complex capital structure and requires a reconciliation of the numerator and denominator used for the basic and diluted EPS computations. See Note 15 below.
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
Newly Issued Accounting Standards
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement 162.” SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles to be applied to financial statements of nongovernmental entities in conformity with U.S. GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Ciena will adopt this statement in its fourth quarter of fiscal 2009.
     In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion.” FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. Ciena’s existing convertible notes payable do not provide for settlement in cash upon conversion and Ciena believes the adoption of this statement will not have a material effect on its financial condition, results of operations and cash flows.
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

     In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” This staff position amends SFAS 157 to remove certain leasing transactions from its scope. Also in February 2008 the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” This staff position delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and provides guidance on the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Ciena is currently evaluating the impact the adoption of these staff positions could have on its financial condition, results of operations and cash flows.
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

	Quarter Ended	Nine Months Ended
	July 31,	July 31,
	2008	2008
Pro forma revenue	$253,179	$729,444

Pro forma net income	$11,723	$46,192

Pro forma basic net income per common share	$0.13	$0.52

Pro forma diluted net income per potential common share	$0.12	$0.46

(4) GOODWILL IMPAIRMENT
     Ciena tests its single reporting unit’s goodwill for impairment on an annual basis, which Ciena has determined to be the last business day of fiscal September each year. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. Based on a combination of factors, including macroeconomic conditions and a sustained decline in Ciena’s common stock price and market capitalization below net book value, Ciena conducted an interim impairment assessment of goodwill during the second quarter of fiscal 2009. Ciena performed the step one fair value comparison, and its market capitalization was $721.8 million and its carrying value, including goodwill, was $949.0 million. Ciena applied a 25% control premium to its market capitalization to determine a fair value of $902.2 million. Because step one indicated that Ciena’s fair value was less than its carrying value, Ciena performed the step two analysis. Under the step two analysis, the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. The implied fair value of the reporting unit’s goodwill was determined to be $0, and, as a result, Ciena recorded a goodwill impairment of $455.7 million, representing the full carrying value of the goodwill. The table below sets forth changes in carrying amount of goodwill for the period indicated (in thousands):

Total
Balance as of October 31, 2008	$455,673
Impairment loss	(455,673)

Balance as of July 31, 2009	$—

(5) RESTRUCTURING COSTS
     Ciena has previously taken actions to align its workforce, facilities and operating costs with perceived market opportunities and business conditions. Ciena implemented these restructuring plans and incurred the associated liability concurrently in accordance with the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”
     On March 2, 2009, Ciena committed to certain restructuring actions, including the closure of its Acton, MA facility and a headcount reduction of approximately 200 employees, representing 9% of its global workforce. Headcount reductions were implemented across Ciena’s organizations and geographies, with the timing and scope of such reductions varying by country based on local legal requirements. These headcount reductions were completed during the third fiscal quarter of 2009. Restructuring charges during the third quarter of fiscal 2009 included $0.5 million of severance and other employee-related costs and $3.4 million related to the Acton, MA facility closure.
     Restructuring charges during the second quarter of fiscal 2009 include $3.5 million of severance and other employee-related costs associated with the action above and $2.9 million associated with previously restructured facilities.
     During the first quarter of fiscal 2009, Ciena recorded a restructuring charge of $0.1 million related to one-time termination benefits.
     The following table sets forth the activity and balance of the restructuring liability accounts for the nine months ended July 31, 2009 (in thousands):

		Consolidation
	Workforce	of excess
	reduction	facilities	Total
Balance at October 31, 2008	$982	$3,243	$4,225
Additional liability recorded	4,098	6,318	10,416
Cash payments	(4,822)	(332)	(5,154)

Balance at July 31, 2009	$258	$9,229	$9,487

Current restructuring liabilities	$258	$1,659	$1,917

Non-current restructuring liabilities	$0	$7,570	$7,570

     The following table sets forth the activity and balance of the restructuring liability accounts for the nine months ended July 31, 2008 (in thousands):

Consolidation
of excess
facilities
Balance at October 31, 2007	$4,688
Cash payments	(651)

Balance at July 31, 2008	$4,037

Current restructuring liabilities	$687

Non-current restructuring liabilities	$3,350

(6) MARKETABLE SECURITIES
     As of the dates indicated, short-term and long-term investments are comprised of the following (in thousands):

	July 31, 2009
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
U.S. government obligations	$606,423	$466	$2	$606,887
Publicly traded equity securities	207	—	—	207

	$606,630	$466	$2	$607,094

Included in short-term investments	606,630	466	2	$607,094
Included in long-term investments	—	—	—	—

	$606,630	$466	$2	$607,094

	October 31, 2008
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Corporate bonds	$116,531	$81	$2,260	$114,352
Asset-backed obligations	10,188	—	7	10,181
Commercial paper	49,871	7	8	49,870
U.S. government obligations	334,195	949	40	335,104
Certificate of deposit	13,000	—	—	13,000

	$523,785	$1,037	$2,315	$522,507

Included in short-term investments	366,054	812	530	366,336
Included in long-term investments	157,731	225	1,785	156,171

	$523,785	$1,037	$2,315	$522,507

     Gross unrealized losses related to marketable debt investments were primarily due to changes in interest rates. Ciena’s management has determined that the gross unrealized losses at July 31, 2009 are temporary in nature because Ciena has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. As of the dates indicated, gross unrealized losses were as follows (in thousands):

July 31, 2009
	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. government obligations	$2	$46,312	$—	$—	$2	$46,312

	$2	$46,312	$—	$—	$2	$46,312

	October 31, 2008
	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Corporate bonds	$2,260	$88,176	$—	$—	$2,260	$88,176
Asset-backed obligations	7	10,181	—	—	7	10,181
Commercial paper	8	29,709	—	—	8	29,709
U.S. government obligations	40	23,438	—	—	40	23,438

	$2,315	$151,504	$—	$—	$2,315	$151,504

     The following table summarizes final legal maturities of debt investments at July 31, 2009 (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Less than one year	$606,423	$606,887
Due in 1-2 years	—	—
Due in 2-3 years	—	—

	$606,423	$606,887

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
     As of the dates indicated, the following table summarizes the fair value of assets that are recorded at fair value on a recurring basis (in thousands):

	July 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
U.S. government obligations	$—	$606,887	$—	$606,887
Publicly traded equity securities	207	—	—	207
Foreign currency forward contracts	—	1,487	—	1,487

Total assets measured at fair value	$207	$608,374	$—	$608,581

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
     As of July 31, 2009, Ciena did not hold financial assets and liabilities recorded at fair value based on Level 3 inputs.
     As of the dates indicated, the assets and liabilities above were presented on Ciena’s condensed consolidated balance sheet as follows (in thousands):

	July 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$—	$—	$—	$—
Short-term investments	207	606,887	—	607,094
Prepaid expenses and other	—	1,487	—	1,487

Total assets measured at fair value	$207	$608,374	$—	$608,581

     During the third quarter of fiscal 2009, a private technology company in which Ciena holds a minority equity investment completed a round of equity financing in which Ciena did not participate. This event required Ciena to perform an impairment analysis and measure the investment at fair value. In determining its fair value, Ciena utilized Level 3 inputs including the actual recapitalization resulting from the completion of the equity financing. Based on Ciena’s ownership interest and the value of its investment following the financing, Ciena recorded a non-cash loss on cost method investments of $2.2 million.
     During the second quarter of fiscal 2009, this same private technology company had merged with another private technology company. This event required Ciena to perform an impairment analysis and measure the investment at fair value. In determining its fair value, Ciena utilized Level 3 inputs including the recapitalization of the combined company and the terms of the proposed equity financing described above. As a result, Ciena recorded a non-cash loss on cost method investments of $2.5 million.
     During the first quarter of fiscal 2009, a separate private technology company in which Ciena held a minority equity investment was acquired by a publicly-traded company. This event required Ciena to perform an impairment analysis and measure the investment at fair value. In determining its fair value, Ciena utilized Level 2 inputs including the relevant exchange ratio for the acquisition transaction and the market price of the acquirer’s common stock. As a result, Ciena recorded a non-cash loss on cost method investments of $0.6 million.
     At July 31, 2009, the fair value of the outstanding $500.0 million of 0.875% convertible senior notes and $298.0 million in 0.25% convertible senior notes was $276.7 million and $214.4 million, respectively. Fair value is based on the quoted market price for the notes on the dates above.
(8) ACCOUNTS RECEIVABLE
     As of October 31, 2008 three customers accounted for 59.0% of net accounts receivable and as of July 31, 2009 two customers accounted for 31.6% of net accounts receivable.
     Ciena’s allowance for doubtful accounts receivable is based on management’s assessment, on a specific identification basis, of the collectibility of customer accounts. As of October 31, 2008 and July 31, 2009, allowance for doubtful accounts was $0.1 million.
(9) INVENTORIES
     As of the dates indicated, inventories are comprised of the following (in thousands):

	October 31,	July 31,
	2008	2009
Raw materials	$19,044	$20,202
Work-in-process	1,702	755
Finished goods	95,963	90,189

	116,709	111,146
Provision for excess and obsolescence	(23,257)	(21,546)

	$93,452	$89,600

     Ciena writes down its inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value, based on assumptions about future demand and market conditions. During the first nine months of fiscal 2009, Ciena recorded a provision for excess and obsolete inventory of $11.1 million, primarily related to changes in forecasted sales for certain products. Deductions from the provision for excess and obsolete inventory generally relate to disposal activities. The following table summarizes the activity in Ciena’s reserve for excess and obsolete inventory for the period indicated (in thousands):

Inventory
Reserve
Reserve balance as of October 31, 2008	$23,257
Provision for excess for obsolescence	11,126
Actual inventory disposed	(12,837)

Reserve balance as of July 31, 2009	$21,546

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

Inventory
Reserve
Reserve balance as of October 31, 2007	$26,170
Provision for excess and obsolescence	13,841
Actual inventory disposed	(17,091)

Reserve balance as of July 31, 2008	$22,920

(10) PREPAID EXPENSES AND OTHER
     As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	October 31,	July 31,
	2008	2009
Interest receivable	$2,082	$1,012
Prepaid VAT and other taxes	15,160	13,249
Deferred deployment expense	4,481	3,598
Prepaid expenses	10,557	15,868
Restricted cash	1,717	7,593
Derivative Assets	—	1,487
Other non-trade receivables	1,891	1,518

	$35,888	$44,325

(11) EQUIPMENT, FURNITURE AND FIXTURES
     As of the dates indicated, equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,	July 31,
	2008	2009
Equipment, furniture and fixtures	$286,940	$288,765
Leasehold improvements	40,574	44,334

	327,514	333,099
Accumulated depreciation and amortization	(267,547)	(272,491)

	$59,967	$60,608

(12) OTHER INTANGIBLE ASSETS
     As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	October 31,			July 31,
	2008			2009
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangible	Amortization	Intangible	Intangible	Amortization	Intangible
Developed technology	$185,833	$(128,255)	$57,578	$185,833	$(142,691)	$43,142

Patents and licenses	47,370	(37,952)	9,418	47,370	(41,829)	5,541
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	68,281	(43,028)	25,253	68,281	(48,519)	19,762

	$301,484	$(209,235)	$92,249	$301,484	$(233,039)	$68,445

     The aggregate amortization expense of other intangible assets was $27.9 million and $23.8 million for the first nine months of fiscal 2008 and 2009, respectively. Expected future amortization of other intangible assets for the fiscal years indicated is as follows (in thousands):

Period ended October 31,
2009 (remaining three months)	$7,625
2010	27,872
2011	13,852
2012	9,473
2013	7,217
Thereafter	2,406

$68,445

(13) OTHER BALANCE SHEET DETAILS
     As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	October 31,	July 31,
	2008	2009
Maintenance spares inventory, net	$30,038	$31,694
Deferred debt issuance costs, net	15,127	13,406
Investments in privately held companies	6,671	907
Restricted cash	20,436	16,474
Other	3,476	2,670

	$75,748	$65,151

     Deferred debt issuance costs are amortized using the straight line method which approximates the effect of the effective interest rate method on the maturity of the related debt. Amortization of debt issuance costs, which is included in interest expense, was $2.3 million and $1.7 million during the first nine months of fiscal 2008 and fiscal 2009, respectively.
     As of the dates indicated, accrued liabilities are comprised of the following (in thousands):

	October 31,	July 31,
	2008	2009
Warranty	$37,258	$39,380
Compensation, payroll related tax and benefits	35,200	26,058
Interest payable	1,683	765
Other	22,002	23,368

	$96,143	$89,571

     The following table summarizes the activity in Ciena’s accrued warranty for the fiscal periods indicated (in thousands):

	Beginning			Balance at end
Nine Months Ended July 31,	Balance	Provisions	Settlements	of period
2008	$33,580	$11,234	$(8,452)	$36,362
2009	$37,258	$13,620	$(11,498)	$39,380
     As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	October 31,	July 31,
	2008	2009
Products	$13,061	$14,629
Services	61,366	63,871

	74,427	78,500
Less current portion	(36,767)	(43,625)

Long-term deferred revenue	$37,660	$34,875

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
     Ciena’s foreign currency forward contracts are classified as follows:

	Reclassified to Condensed Consolidated Statement of Operations
	(Effective Portion)
Line Item in Condensed Consolidated Statement of	Quarter Ended July 31,		Nine Months Ended July 31,
Operations	2008	2009	2008	2009
Research and development	$—	$(283)	$—	$21
Selling and marketing	—	(692)	—	46

	$—	$(975)	$—	$67

	Recognized in Other Comprehensive Income (Loss)
Line Item in Condensed Consolidated Balance	Quarter Ended July 31,		Nine Months Ended July 31,
Sheet	2008	2009	2008	2009
Accumulated other comprehensive income (loss)	$—	$2,904	$—	$1,420

	$—	$2,904	$—	$1,420

Ineffective Portion
Line Item in Condensed Consolidated Statement of	Quarter Ended July 31,		Nine Months Ended July 31,
Operations	2008	2009	2008	2009
Other income, net	$—	$—	$—	$—

	$—	$—	$—	$—

     Foreign currency forward contracts outstanding at July 31, 2009 are summarized as follows (in thousands):

Derivatives Designated as Cash										Total
Flow Hedging Instruments	Weighted Average Contract				Derivative Asset			Derivative Liability		Derivative Asset
under SFAS 133	Exchange Rate		Notional Amount		Fair Value			Fair Value		Fair Value
	October 31,	July 31,	October 31,	July 31,	October 31,	July 31,		October 31,	July 31,	October 31,	July 31,
	2008	2009	2008	2009	2008	2009		2008	2009	2008	2009
USD Functional Currency
Receive EUR / Pay USD	—	1.3909	$—	$10,840	$—	$268		$—	$—	$—	$268
Receive INR / Pay USD	—	0.0205	$—	$4,071	$—	$28		$—	$—	$—	$28
Receive CAD / Pay USD	—	0.8258	$—	$3,800	$—	$464		$—	$—	$—	$464
EUR Functional Currency
Receive GBP / Pay EUR	—	1.0820	€—	€6,243	$—	$727	(1)	$—	$—	$—	$727	(1)

Total Fair Value					$—	$1,487	(2)	$—	$—	$—	$1,487	(2)

(1)	Fair value translated at exchange rates in effect as of the condensed consolidated balance sheet date.

(2)	Amount is included within prepaid expenses and other on the condensed consolidated balance sheet.
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

	Quarter Ended July 31,		Nine Months Ended July 31,
	2008	2009	2008	2009
Numerator
Net income (loss)	$11,723	$(26,454)	$64,290	$(554,495)
Add: Interest expense for 0.25% convertible senior notes	467	—	1,408	—
Add: Interest expense for 0.875% convertible senior notes	1,388	—	4,123	—

Net income (loss) used to calculate Diluted EPS	$13,578	$(26,454)	$69,821	$(554,495)

	Quarter Ended July 31,		Nine Months Ended July 31,
	2008	2009	2008	2009
Denominator
Basic weighted average shares outstanding	90,216	91,364	88,871	90,970
Add: Shares underlying outstanding stock options, employees stock purchase plan options, warrants and restricted stock units	767	—	1,085	—
Add: Shares underlying 0.25% convertible senior notes	7,590	—	7,590	—
Add: Shares underlying 0.875% convertible senior notes	13,108	—	13,108	—

Dilutive weighted average shares outstanding	111,681	91,364	110,654	90,970

	Quarter Ended July 31,		Nine Months Ended July 31,
	2008	2009	2008	2009
EPS
Basic EPS	$0.13	$(0.29)	$0.72	$(6.10)

Diluted EPS	$0.12	$(0.29)	$0.63	$(6.10)

Explanation of Shares Excluded due to Anti-Dilutive Effect
     For the quarter and nine months ended July 31, 2008, the weighted average number of shares set forth in the table below, underlying outstanding stock options, employee stock purchase plan options, restricted stock units, and warrants, is considered anti-dilutive because the exercise price of these equity awards is greater than the average per share closing price on the NASDAQ Stock Market during this period. In addition, for the nine months ended July 31, 2008, the weighted average number of shares underlying Ciena’s previously outstanding 3.75% convertible notes, which were repaid at maturity on February 1, 2008, is considered anti-dilutive pursuant to SFAS 128 because the related interest expense on a per common share “if converted” basis exceeds Basic EPS for the period.
     For the quarter and nine months ended July 31, 2009, the weighted average number of shares set forth in the table below, underlying outstanding stock options, employee stock purchase plan options, restricted stock units, and warrants, is considered anti-dilutive because Ciena incurred a net loss. In addition, the shares, representing the weighted average number of shares issuable upon conversion of Ciena’s 0.25% convertible senior notes and Ciena’s 0.875% convertible senior notes, are considered anti-dilutive pursuant to SFAS 128 because the related interest expense on a per common share “if converted” basis exceeds Basic EPS for the period.
     The following table summarizes the shares excluded from the calculation of the denominator for Basic and Diluted EPS due to their anti-dilutive effect for the periods indicated (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2008	2009	2008	2009
Shares Excluded from EPS Denominator due to Anti-dilutive Effect
Shares underlying stock options, restricted stock units and warrants	5,484	8,249	4,816	8,161
3.75% convertible notes	—	—	243	—
0.25% convertible senior notes	—	7,539	—	7,539
0.875% convertible senior notes	—	13,108	—	13,108

Total excluded due to anti-dilutive effect	5,484	28,896	5,059	28,808

(16) SHARE-BASED COMPENSATION EXPENSE
     Ciena makes equity awards under its 2008 Omnibus Incentive Plan (“2008 Plan”) and 2003 Employee Stock Purchase Plan (“ESPP”). These plans were approved by shareholders and are described in Ciena’s annual report on Form 10-K.
2008 Plan
     Ciena grants stock options and restricted stock units under the 2008 Plan. As of July 31, 2009, there were 3.0 million shares authorized and available for issuance thereunder.
     Stock Options
     Outstanding stock option awards to employees are generally subject to service-based vesting restrictions and vest incrementally over a four-year period. The following table is a summary of Ciena’s stock option activity for the periods indicated (shares in thousands):

	Shares Underlying	Weighted
	Options	Average
	Outstanding	Exercise Price
Balance as of October 31, 2008	6,399	$48.84
Granted	212	8.16
Exercised	(86)	1.94
Canceled	(673)	53.06

Balance as of July 31, 2009	5,852	$47.57

     The total intrinsic value of options exercised during the first nine months of fiscal 2008 and fiscal 2009, was $14.2 million and $0.5 million, respectively. The weighted average fair values of each stock option granted by Ciena during the first nine months of fiscal 2008 and fiscal 2009 were $16.24 and $4.66, respectively.
     The following table summarizes information with respect to stock options outstanding at July 31, 2009, based on Ciena’s closing stock price of $11.16 per share on the last trading day of Ciena’s third fiscal quarter of 2009 (shares and intrinsic value in thousands):

	Options Outstanding at July 31, 2009				Vested Options at July 31, 2009
		Weighted				Weighted
		Average				Average
		Remaining	Weighted			Remaining	Weighted
Range of	Number	Contractual	Average	Aggregate	Number	Contractual	Average	Aggregate
Exercise	of	Life	Exercise	Intrinsic	of	Life	Exercise	Intrinsic
Price	Shares	(Years)	Price	Value	Shares	(Years)	Price	Value
$ 0.01 — $ 16.52	937	7.05	$10.33	$2,926	631	6.10	$11.54	$1,816
$16.53 — $ 17.43	566	6.24	17.21	—	472	5.81	17.20	—
$17.44 — $ 22.96	478	5.61	21.76	—	412	5.13	21.94	—
$22.97 — $ 31.71	1,551	5.40	29.45	—	1,238	4.76	29.77	—
$31.72 — $ 46.97	964	6.59	39.38	—	648	5.74	40.13	—
$46.98 — $ 73.78	528	3.30	60.11	—	527	3.30	60.11	—
$73.79 — $1,046.50	828	1.58	160.86	—	828	1.58	160.86	—

$ 0.01 — $1,046.50	5,852	5.23	$47.57	$2,926	4,756	4.49	$53.03	$1,816

     Assumptions for Option-Based Awards
     Ciena recognizes the fair value of service-based options as share-based compensation expense on a straight-line basis over the requisite service period. Ciena estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Quarter Ended July 31,		Nine Months Ended July 31,
	2008	2009	2008	2009
Expected volatility	53.0%	65.0%	53.0%	65.0%
Risk-free interest rate	3.4% – 3.7%	2.8% – 3.1%	2.7% – 3.7%	1.7% – 3.1%
Expected life (years)	5.1 – 5.3	5.2 – 5.3	5.1 – 5.3	5.2 – 5.3
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
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

		Weighted
		Average
	Restricted	Grant Date	Aggregate
	Stock Units	Fair Value	Intrinsic
	Outstanding	Per Share	Value
Balance as of October 31, 2008	1,849	$30.85	$17,773
Granted	3,340
Vested	(897)
Canceled or forfeited	(104)

Balance as of July 31, 2009	4,188	$14.89	$46,741

     The total fair value of restricted stock units that vested and were converted into common stock during the first nine months fiscal 2008 and fiscal 2009 was $13.6 million and $7.7 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena during the first nine months of fiscal 2008 and fiscal 2009 was $33.37 and $6.97, respectively.
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
2003 Employee Stock Purchase Plan
     The ESPP is a non-compensatory plan under FAS 123(R) and issuances thereunder do not result in share-based compensation expense. The following table is a summary of ESPP activity and shares available for issuance for the periods indicated (shares in thousands):

	ESPP shares available	Intrinsic value at
	for issuance	exercise date
Balance as of October 31, 2008	3,488
Evergreen provision	83
Issued March 16, 2009	(67)	$23

Balance as of July 31, 2009	3,504

Share-Based Compensation Expense for Periods Reported
     The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2008	2009	2008	2009
Product costs	$1,042	$460	$2,349	$1,618
Service costs	404	419	1,042	1,241

Share-based compensation expense included in cost of sales	1,446	879	3,391	2,859

Research and development	2,198	2,431	5,661	7,814
Sales and marketing	2,930	2,640	8,416	8,028
General and administrative	2,343	2,621	6,785	7,813

Share-based compensation expense included in operating expense	7,471	7,692	20,862	23,655

Share-based compensation expense capitalized in inventory, net	(263)	(87)	153	(439)

Total share-based compensation	$8,654	$8,484	$24,406	$26,075

     As of July 31, 2009, total unrecognized compensation expense was: (i) $13.8 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 1.1 years; and (ii) $48.3 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.3 years.
(17) COMPREHENSIVE INCOME (LOSS)
     The components of comprehensive income (loss) were as follows (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2008	2009	2008	2009
Net income (loss)	$11,723	$(26,454)	$64,290	$(554,495)
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(103)	(270)	(307)	1,407
Change in unrealized gain on derivative instruments, net of tax	—	1,334	—	892
Change in accumulated translation adjustments	358	756	2,361	763

Total comprehensive income (loss)	$11,978	$(24,634)	$66,344	$(551,433)

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

	Quarter Ended July 31,				Nine Months Ended July 31,
	2008	%*	2009	%*	2008	%*	2009	%*
United States	$156,363	61.8	$104,041	63.1	$495,254	68.5	$294,688	61.9
United Kingdom	43,105	17.0	23,439	14.2	102,846	14.2	68,737	14.4
Other International	53,711	21.2	37,278	22.7	124,694	17.3	112,934	23.7

Total	$253,179	100.0	$164,758	100.0	$722,794	100.0	$476,359	100.0

*	Denotes % of total revenue
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

	October 31,		July 31,
	2008	%*	2009	%*
United States	$49,351	82.3	$47,301	78.0
International	10,616	17.7	13,307	22.0

Total	$59,967	100.0	$60,608	100.0

*	Denotes % of total equipment, furniture and fixtures
     For the periods below, Ciena’s distribution of revenue was as follows (in thousands, except percentage data):

	Quarter Ended July 31,				Nine Months Ended July 31,
	2008	%*	2009	%*	2008	%*	2009	%*
Optical service delivery	$199,974	79.0	$117,226	71.2	$593,694	82.1	$352,921	74.0
Carrier Ethernet service delivery	23,687	9.4	22,677	13.7	47,938	6.6	45,548	9.6
Services	29,518	11.6	24,855	15.1	81,162	11.3	77,890	16.4

Total	$253,179	100.0	$164,758	100.0	$722,794	100.0	$476,359	100.0

*	Denotes % of total revenue
     For the periods below, customers accounting for at least 10% of Ciena’s revenue were as follows (in thousands, except percentage data):

	Quarter Ended July 31,				Nine Months Ended July 31,
	2008	%*	2009	%*	2008	%*	2009	%*
Company A	$29,975	11.8	$20,005	12.1	$77,115	10.7	$53,244	11.2
Company B	27,012	10.7	18,041	10.9	n/a	—	n/a	—
Company C	64,038	25.3	22,268	13.6	193,730	26.8	94,928	19.9

Total	$121,025	47.8	$60,314	36.6	$270,845	37.5	$148,172	31.1

n/a	Denotes revenue representing less than 10% of total revenue for the period

*	Denotes % of total revenue
(19) CONTINGENCIES
Foreign Tax Contingencies
     Ciena has received assessment notices from the Mexican tax authorities asserting deficiencies in payments between 2001 and 2005 related primarily to income taxes and import taxes and duties. Ciena has filed judicial petitions appealing these assessments. As of October 31, 2008 and July 31, 2009, Ciena had accrued liabilities of $1.0 million, related to these contingencies, which are reported as a component of other current accrued liabilities. As of July 31, 2009, Ciena estimates that it could be exposed to possible losses of up to $5.8 million, for which it has not accrued liabilities. Ciena has not accrued the additional income tax liabilities because it does not believe that such losses are more likely than not to be incurred. Ciena has not accrued the additional import taxes and duties because it does not believe the incurrence of such losses is probable. Ciena continues to evaluate the likelihood of probable and reasonably possible losses, if any, related to these assessments. As a result, future increases or decreases to accrued liabilities may be necessary and will be recorded in the period when such amounts are probable and estimable.
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
     On May 29, 2008, Graywire, LLC filed a complaint in the United States District Court for the Northern District of Georgia against Ciena and four other defendants, alleging, among other things, that certain of the parties’ products infringe U.S. Patent 6,542,673 (the “’673 Patent”), relating to an identifier system and components for optical assemblies. The complaint, which seeks injunctive relief and damages, was served upon Ciena on January 20, 2009. Ciena filed an answer to the complaint and counterclaims against Graywire on March 26, 2009, and an amended answer and counterclaims on April 17, 2009. On April 27, 2009, Ciena and certain other defendants filed an application for inter partes reexamination of the ‘673 Patent with the U.S. Patent and Trademark Office (the “PTO”). On the same date, Ciena and the other defendants filed a motion to stay the case pending reexamination of all of the patents-in-suit. On July 17, 2009, the district court granted the defendants’ motion to stay the case. On July 23, 2009, the PTO granted the defendants’ application for reexamination with respect to certain claims of the ‘673 Patent. Ciena believes that it has valid defenses to the lawsuit and intends to defend it vigorously in the event the stay of the case is lifted.
     As a result of Ciena’s June 2002 merger with ONI Systems Corp., Ciena became a defendant in a securities class action lawsuit filed in the United States District Court for the Southern District of New York in August 2001. The complaint named ONI, certain former ONI officers, and certain underwriters of ONI’s initial public offering (IPO) as defendants, and alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements in ONI’s registration statement and by engaging in manipulative practices to artificially inflate ONI’s stock price after the IPO. The complaint also alleges that ONI and the named former officers violated the securities laws by failing to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The former ONI officers have been dismissed from the action without prejudice. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. A description of this litigation and the history of the proceedings can be found in “Item 3. Legal Proceedings” of Part I of Ciena’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2008. No specific amount of damages has been claimed in this action. Due to the inherent uncertainties of litigation, the ultimate outcome of the matter is uncertain.
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
Effect of Decline in Market Conditions
     Our business and results of operations continue to suffer negative effects of ongoing difficult market conditions. In response to the decline in market conditions, many companies, including some of our largest communications service provider customers, have slowed spending and indicated their intention to reduce overall capital expenditures as compared to last year. As a result, we have experienced lengthening sales cycles, customer delays in network build-outs and slowing deployments in recent quarters, resulting in lower demand across our customer base in all geographies. Due to increased competition and a heightened focus by customers on pricing and return on investment in the face of these market conditions, we are seeing increased pricing pressure across our optical transport products.
     These market conditions have negatively affected our revenue and earnings over the last year. Revenue for the first nine months of fiscal 2009 was $476.4 million in comparison to $722.8 million for the same period in fiscal 2008. We expect our revenue for fiscal 2009 to be significantly lower than our fiscal 2008 results and we will not be profitable for the year. The magnitude of the effect of market conditions on our results of operations is difficult to predict and significantly linked to the duration and severity of the economic downturn and the resulting level of capital expenditure by our largest customers.
Strategy
     Despite difficult market conditions, we continue to believe in our longer-term market opportunities and the potential represented by the underlying drivers of future demand for our hardware, software and services offerings in our target markets. We believe growing consumer and enterprise use of, and increased dependence upon, a variety of broadband applications and services will continue to consume bandwidth, requiring our customers to invest in their networks and transition to more efficient, robust and economical network architectures. As a result, we intend to continue to invest in our business, prioritizing spending on key product and technology initiatives that we believe will strategically position us for longer-term growth when we emerge from this challenging period. Specifically, our ongoing development is focused upon:
•	bringing to market data-optimized switching solutions and the evolution of our CoreDirector® Multiservice Optical Switch family;
•	expansion of our carrier Ethernet service delivery and aggregation products;
•	extension of our CN 4200™ FlexSelect™ Advanced Service Platform, including 100G technologies and capabilities; and
•	software development for unified network and service management functions.
These broader development initiatives remain focused on delivering upon our vision of transforming networks to adapt and scale, manage unpredictability and eliminate barriers to new service offerings. This vision of simplified, highly-automated networks is based on the following technologies:
•	Programmable network elements, including software-programmable hardware platforms and interfaces that use our FlexiPort technology, to enable on-demand and automated support for multiple services and applications;
•	Common service-aware operating system and unified transport and service management software for an integrated solution ensuring all network elements work seamlessly together for rapid delivery of services and applications; and
•	Optimized carrier Ethernet technology – our True Carrier Ethernet™ – for enhanced management, faster provisioning, higher reliability and support for a wider variety of services.
Through these capabilities, we seek to enable customers to automate delivery and management of a broad mix of services over networks that offer enhanced flexibility and are more cost-effective to deploy, scale and manage.
Restructuring Activities

     During this period of market difficulty, we intend to manage our workforce and operating costs carefully to ensure that they are aligned with our business and market opportunities. During the second quarter of fiscal 2009, we took action to effect a headcount reduction of approximately 200 employees or 9% of our global workforce, with headcount reductions implemented across our organizations and geographies. As part of this action, we closed our Acton, Massachusetts research and development facility during the third quarter. We expect these steps will help better align our operating expense with market opportunities and the development strategy above. We incurred a $10.4 million charge in the first nine months of fiscal 2009, principally consisting of $4.1 million for employee-related restructuring, $3.4 million for Acton facilities-related restructuring, and $2.9 million related to the revision of previous estimates.
Goodwill Impairment
     Based on a combination of factors, including the macroeconomic conditions described above and a sustained decline in our common stock price and market capitalization below our net book value, we conducted an interim impairment assessment of goodwill during the second quarter of fiscal 2009. The conclusion of this assessment was the write-off of all goodwill remaining on our balance sheet, resulting in an impairment charge of $455.7 million in the second quarter of fiscal 2009. This impairment charge significantly affects our operating expense and operating and net loss for fiscal 2009. It will not result in any current or future cash expenditures.
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
Financial Results
     While revenue increased sequentially from the second quarter of fiscal 2009, our operating results, including our year-over-year revenue declines, continue to reflect the market conditions described above and the resulting decrease in demand across our customer base.
•	Revenue for the third quarter of fiscal 2009 was $164.8 million, representing a 14.3% sequential increase from $144.2 million in the second quarter of fiscal 2009 and a 34.9% decrease from $253.2 million in the third quarter of fiscal 2008;
•	The sequential increase in product revenue reflects an $11.7 million increase in optical service delivery revenue, primarily reflecting increased sales of CN 4200, and a $9.3 million increase in carrier Ethernet service delivery revenue, principally related to sales of switching and aggregation products in support of wireless backhaul deployments, including, in large part, 4G WiMax;
•	Revenue from the U.S. for the third quarter of fiscal 2009 was $104.0 million, an increase from $91.7 million in the second quarter of fiscal 2009 and a decrease from $156.4 million in the third quarter of fiscal 2008;
•	International revenue for the third quarter of fiscal 2009 was $60.7 million, an increase from $52.5 million in the second quarter of 2009 and a decrease from $96.8 million in the third quarter of fiscal 2008;
•	As a percentage of revenue, international revenue was 36.9% during the third quarter of fiscal 2009, roughly flat with 36.4% in the second quarter of fiscal 2009 and down from 38.2% in the third quarter of fiscal 2008; and
•	For the third quarter of fiscal 2009, three customers each accounted for greater than 10% of revenue and 36.6% in the aggregate. This compares to one customer that accounted for 27.8% of revenue in the second quarter of fiscal 2009.
     Gross margin for the third quarter of fiscal 2009 was 45.3%, up from 42.1% in the second quarter of fiscal 2009, and down from 49.6% in the third quarter of fiscal 2008. Gross margin for the second quarter of fiscal 2009 was negatively affected by charges of approximately $5.8 million related to provisions for estimated losses on two committed customer sales contracts expected to result in a negative gross margin on the initial phases of the customers’ deployment.

     Operating expense for the third quarter of fiscal 2009 was $97.6 million, a decrease from $563.7 million in the second quarter of fiscal 2009 and $110.7 million for the third quarter of fiscal 2008. Exclusive of goodwill impairment and restructuring charges described above, operating expense for the third quarter decreased by $8.0 million sequentially. This decrease was primarily related to the reduction in headcount in connection with the closure of our Acton, MA facility described above and lower overall employee-related expense. We expect operating expense, and the portion attributable to research and development, to increase from the third quarter of fiscal 2009 as we fund the technology initiatives above.
     Our loss from operations for the third quarter of fiscal 2009 was $22.9 million. This compares to a $503.0 million loss from operations during the second quarter of 2009 and $15.0 million in income from operations for the third quarter of fiscal 2008. Our net loss for the third quarter of fiscal 2009 was $26.5 million, or $0.29 per share. This compares to a net loss of $503.2 million, or $5.53 per share, for the second quarter of fiscal 2009. Net loss and operating loss reflect the goodwill impairment charge during the second quarter of fiscal 2009 described above.
     We generated $3.5 million in cash from operations during the third quarter of fiscal 2009, consisting of $4.6 million in cash generated from net income (adjusted for non-cash charges) and a use of cash of $1.1 million from changes in working capital. This compares with cash generated from operations of $2.9 million in the second quarter of fiscal 2009, consisting of the use of $12.4 million in cash from net income (adjusted for non-cash charges) and $15.3 million in net cash generated from changes in working capital.
     At July 31, 2009, we had $455.7 million in cash and cash equivalents and $607.1 million of short-term investments in marketable debt securities.
     As of July 31, 2009, headcount was 2,110, an increase from 2,104 at April 30, 2009 and a decrease from 2,210 at July 31, 2008.
Results of Operations
     Our results of operations for the first nine months of fiscal 2008 include the operations of World Wide Packets only after the March 3, 2008 acquisition date.
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
     A sizable portion of our revenue continues to come from sales to a small number of communications service providers. As a result, our revenues are closely tied to the prospects, performance, and financial condition of our largest customers and are significantly affected by market-wide changes, including reductions in enterprise and consumer spending, that affect the businesses and level of infrastructure-related spending by communications service providers. Our contracts do not have terms that obligate these customers to purchase any minimum or specific amounts of equipment or services. Because their spending may be unpredictable and sporadic, and their purchases may result in the recognition or deferral of significant amounts of revenue in a given quarter, our revenue can fluctuate on a quarterly basis. Our concentration of revenue increases the risk of quarterly fluctuations in revenue and operating results and can exacerbate our exposure to reductions in spending or changes in network strategy involving one or more of our significant customers. In particular, some of our customers are pursuing efforts to outsource the management and operation of their networks, or have indicated a procurement strategy to reduce the number of vendors from which they purchase equipment.
     Given current market conditions and the effect of lower demand in recent quarters, as well as changes in the mix of our revenue toward products with shorter customer lead times, the percentage of our quarterly revenue relating to orders placed in that quarter has increased in comparison to prior periods. Lower levels of backlog orders and an increase in the percentage of quarterly revenue relating to orders placed in that quarter could result in more variability and less predictability in our quarterly results.

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
Quarter ended July 31, 2008 compared to the quarter ended July 31, 2009
Revenue, cost of goods sold and gross profit
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Quarter Ended July 31,				Increase
	2008	%*	2009	%*	(decrease)	%**
Revenues:
Products	$223,661	88.3	$139,903	84.9	$(83,758)	(37.4)
Services	29,518	11.7	24,855	15.1	(4,663)	(15.8)

Total revenue	253,179	100.0	164,758	100.0	(88,421)	(34.9)

Costs:
Products	107,953	42.7	72,842	44.2	(35,111)	(32.5)
Services	19,595	7.7	17,251	10.5	(2,344)	(12.0)

Total cost of goods sold	127,548	50.4	90,093	54.7	(37,455)	(29.4)

Gross profit	$125,631	49.6	$74,665	45.3	$(50,966)	(40.6)

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009
     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit for the periods indicated:

	Quarter Ended July 31,				Increase
	2008	%*	2009	%*	(decrease)	%**
Product revenue	$223,661	100.0	$139,903	100.0	$(83,758)	(37.4)
Product cost of goods sold	107,953	48.3	72,842	52.1	(35,111)	(32.5)

Product gross profit	$115,708	51.7	$67,061	47.9	$(48,647)	(42.0)

*	Denotes % of product revenue

**	Denotes % change from 2008 to 2009
     The table below (in thousands, except percentage data) sets forth the changes in services revenue, services cost of goods sold and services gross profit for the periods indicated:

	Quarter Ended July 31,				Increase
	2008	%*	2009	%*	(decrease)	%**
Services revenue	$29,518	100.0	$24,855	100.0	$(4,663)	(15.8)
Services cost of goods sold	19,595	66.4	17,251	69.4	(2,344)	(12.0)

Services gross profit	$9,923	33.6	$7,604	30.6	$(2,319)	(23.4)

*	Denotes % of services revenue

**	Denotes % change from 2008 to 2009
     The table below (in thousands, except percentage data) sets forth the changes in distribution of revenue for the periods indicated:

	Quarter Ended July 31,				Increase
	2008	%*	2009	%*	(decrease)	%**
Optical service delivery	$199,974	79.0	$117,226	71.2	$(82,748)	(41.4)
Carrier Ethernet service delivery	23,687	9.4	22,677	13.7	(1,010)	(4.3)
Services	29,518	11.6	24,855	15.1	(4,663)	(15.8)

Total	$253,179	100.0	$164,758	100.0	$(88,421)	(34.9)

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009

     Revenue from sales to customers based outside of the United States is reflected as “International” in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Quarter Ended July 31,				Increase
	2008	%*	2009	%*	(decrease)	%**
United States	$156,363	61.8	$104,041	63.1	$(52,322)	(33.5)
International	96,816	38.2	60,717	36.9	(36,099)	(37.3)

Total	$253,179	100.0	$164,758	100.0	$(88,421)	(34.9)

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009
     Certain customers each accounted for at least 10% of our revenue for the periods indicated (in thousands, except percentage data) as follows:

	Quarter Ended July 31,
	2008	%*	2009	%*
Company A	$29,975	11.8	$20,005	12.1
Company B	27,012	10.7	18,041	10.9
Company C	64,038	25.3	22,268	13.6

Total	$121,025	47.8	$60,314	36.6

*	Denotes % of total revenue
     Revenue
•	Product revenue decreased primarily due to a $82.7 million decrease in sales of our optical service delivery products. Lower optical service delivery revenue reflects decreases of $42.2 million in sales of core switching products, $27.8 million in sales of core transport products, and $14.9 million in sales of legacy data networking and metro transport products. These decreases were partially offset by an increase of $2.2 million in sales of our CN 4200™ FlexSelect™ Advanced Service Platform.
•	Services revenue decreased primarily due to a $5.3 million decrease in deployment services.
•	United States revenue decreased primarily due to a $49.1 million decrease in sales of our optical service delivery products. Lower optical service delivery revenue reflects decreases of $32.2 million in sales of core switching products, $13.2 million in sales of core transport products and $6.4 million in sales of legacy data networking and metro transport products. These decreases were partially offset by an increase of $2.6 million in sales of CN 4200.
•	International revenue decreased primarily due to a $33.6 million decrease in sales of our optical service delivery products. This reflects a decrease of $14.6 million in sales of core transport products, $10.0 million in sales of core switching products, and $8.5 million of legacy data networking and metro products.
     Gross profit
•	Gross profit as a percentage of revenue decreased due to less favorable product mix, including fewer sales of core switching products as a percentage of total revenue, higher charges relating to warranty, and lower service margins. Gross profit as a percentage of revenue for fiscal 2008 reflects a $4.2 million increase in product cost of goods sold related to the revaluation of acquired WWP inventory due to purchase accounting rules.
•	Gross profit on products as a percentage of product revenue decreased due to less favorable product mix, including fewer sales of core switching products as a percentage of total revenue, and higher charges relating to warranty. Gross profit as a percentage of revenue for fiscal 2008 reflects a $4.2 million increase in product cost of goods sold related to the revaluation of acquired WWP inventory due to purchase accounting rules.
•	Gross profit on services as a percentage of services revenue decreased due to higher costs related to deployment services.

Operating expense
     The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Quarter Ended July 31,				Increase
	2008	%*	2009	%*	(decrease)	%**
Research and development	$47,809	18.9	$44,442	27.0	$(3,367)	(7.0)
Selling and marketing	39,440	15.6	31,468	19.1	(7,972)	(20.2)
General and administrative	14,758	5.8	11,524	7.0	(3,234)	(21.9)
Amortization of intangible assets	8,671	3.4	6,224	3.7	(2,447)	(28.2)
Restructuring cost	—	0.0	3,941	2.4	3,941	100.0

Total operating expense	$110,678	43.7	$97,599	59.2	$(13,079)	(11.8)

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009
•	Research and development expense benefited by $1.2 million in favorable foreign exchange rates, primarily due to the strengthening of the U.S. dollar. The resulting $3.4 million change reflects decreases of $4.3 million in employee compensation and related costs, primarily related to the workforce reduction described above, and $1.3 million in lower professional services and fees. These decreases were partially offset by a $2.2 million increase in prototype expense related to the development initiatives described above.
•	Selling and marketing expense benefited by $0.9 million in favorable foreign exchange rates primarily due to the strengthening of the U.S. dollar. The resulting $8.0 million change primarily reflects decreases of $3.6 million in employee compensation cost, $1.3 million in marketing program costs, $1.2 million in travel-related expenditures, $0.4 million in consulting services expense and a gain of $0.7 million from foreign currency forward contracts.
•	General and administrative expense benefited by $0.1 million in favorable foreign exchange rates primarily due to the strengthening of the U.S. dollar. The resulting $3.2 million net change reflects decreases of $1.6 million in employee compensation cost, $0.8 million in consulting service expense, and $0.5 million in facilities and information systems expenses.
•	Amortization of intangible assets costs decreased due to certain intangible assets reaching their useful life and becoming fully amortized prior to the third quarter of fiscal 2009.
•	Restructuring costs were related to the actions described in “Overview – Restructuring Activities” above.
Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Quarter Ended July 31,				Increase
	2008	%*	2009	%*	(decrease)	%**
Interest and other income, net	$5,342	2.1	$999	0.6	$(4,343)	(81.3)
Interest expense	$1,855	0.7	$1,856	1.1	$1	0.1
Realized loss due to impairment of marketable debt investments	$5,114	2.0	$—	—	$(5,114)	(100.0)
Loss on cost method investments	$—	—	$2,193	1.3	$2,193	100.0
Provision for income taxes	$1,603	0.6	$470	0.3	$(1,133)	(70.7)

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009
•	Interest and other income, net decreased due to lower interest rates and the reallocation of our funds principally to investments in U.S. treasuries.
•	Interest expense remained relatively unchanged.
•	Realized loss due to impairment of marketable debt investments reflects a loss related to commercial paper investments in SIV Portfolio plc (formerly known as Cheyne Finance plc) and Rhinebridge LLC, two structured investment vehicles (SIVs) that entered into receivership during the fourth quarter of fiscal 2007 and failed to make payment at maturity. This loss was based on the completed restructuring activities of these SIVs.

•	Loss on cost method investments for the third quarter of fiscal 2009 was primarily due to a decline in value of our investment in a privately held technology company that was determined to be other-than-temporary. See Note 7 to our Consolidated Financial Statements in Item 1 of Part I of this report.
•	Provision for income taxes decreased primarily due to decreased federal and state tax expense, and refundable federal tax credits.
Nine months ended July 31, 2008 compared to nine months ended July 31, 2009
Revenue, cost of goods sold and gross profit
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Nine Months Ended July 31,				Increase
	2008	%*	2009	%*	(decrease)	%**
Revenues:
Products	$641,632	88.8	$398,469	83.6	$(243,163)	(37.9)
Services	81,162	11.2	77,890	16.4	(3,272)	(4.0)

Total revenue	722,794	100.0	476,359	100.0	(246,435)	(34.1)

Costs:
Products	295,381	40.8	214,628	45.1	(80,753)	(27.3)
Services	57,617	8.0	54,503	11.4	(3,114)	(5.4)

Total cost of goods sold	352,998	48.8	269,131	56.5	(83,867)	(23.8)

Gross profit	$369,796	51.2	$207,228	43.5	$(162,568)	(44.0)

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009
     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit for the periods indicated:

	Nine Months Ended July 31,				Increase
	2008	%*	2009	%*	(decrease)	%**
Product revenue	$641,632	100.0	$398,469	100.0	$(243,163)	(37.9)
Product cost of goods sold	295,381	46.0	214,628	53.9	(80,753)	(27.3)

Product gross profit	$346,251	54.0	$183,841	46.1	$(162,410)	(46.9)

*	Denotes % of product revenue

**	Denotes % change from 2008 to 2009
     The table below (in thousands, except percentage data) sets forth the changes in services revenue, services cost of goods sold and services gross profit for the periods indicated:

	Nine Months Ended July 31,				Increase
	2008	%*	2009	%*	(decrease)	%**
Services revenue	$81,162	100.0	$77,890	100.0	$(3,272)	(4.0)
Services cost of goods sold	57,617	71.0	54,503	70.0	(3,114)	(5.4)

Services gross profit	$23,545	29.0	$23,387	30.0	$(158)	(0.7)

*	Denotes % of services revenue

**	Denotes % change from 2008 to 2009
     The table below (in thousands, except percentage data) sets forth the changes in distribution of revenue for the periods indicated:

	Nine Months Ended July 31,				Increase
	2008	%*	2009	%*	(decrease)	%**
Optical service delivery	$593,694	82.1	$352,921	74.0	$(240,773)	(40.6)
Carrier Ethernet service delivery	47,938	6.6	45,548	9.6	(2,390)	(5.0)
Services	81,162	11.3	77,890	16.4	(3,272)	(4.0)

Total	$722,794	100.0	$476,359	100.0	$(246,435)	(34.1)

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009
     Revenue from sales to customers based outside of the United States is reflected as “International” in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Nine Months Ended July 31,				Increase
	2008	%*	2009	%*	(decrease)	%**
United States	$495,254	68.5	$294,688	61.9	$(200,566)	(40.5)
International	227,540	31.5	181,671	38.1	(45,869)	(20.2)

Total	$722,794	100.0	$476,359	100.0	$(246,435)	(34.1)

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009
     Certain customers each accounted for at least 10% of our revenue for the periods indicated (in thousands, except percentage data) as follows:

	Nine Months Ended July 31,
	2008	%*	2009	%*
Company A	$77,115	10.7	$53,244	11.2
Company B	n/a	—	n/a	—
Company C	193,730	26.8	94,928	19.9

Total	$270,845	37.5	$148,172	31.1

n/a	Denotes revenue recognized less than 10% of total revenue for the period

*	Denotes % of total revenue
     Revenue
•	Product revenue decreased primarily due to a $240.8 million decrease in sales of our optical service delivery products. Lower optical service delivery revenue reflects decreases of $108.2 million in sales of core switching products, $100.7 million in sales of core transport products, and $41.1 million in sales of legacy data networking and metro transport products. These decreases were partially offset by a $9.2 million increase in sales of CN 4200. Our revenue was also affected by a $2.4 million decrease in revenue from our carrier Ethernet service delivery products. Lower carrier Ethernet service delivery revenue reflects a decrease of $12.3 million in sales of our broadband access products, partially offset by a $9.8 million increase in sales of our carrier Ethernet switching and aggregation products.
•	Services revenue decreased due to a $7.9 million decrease in deployment services, partially offset by a $4.6 million increase in maintenance and support services.
•	United States revenue decreased primarily due to a $192.9 million decrease in sales of our optical service delivery products. Lower optical service delivery revenue reflects decreases of $90.9 million in sales of core switching products, $87.5 million in sales of core transport products, and $20.8 million in sales of legacy data networking and metro transport products. This decrease was partially offset by a $6.2 million increase in sales of CN 4200. Our revenue was also affected by a $6.2 million decrease in revenue from our carrier Ethernet service delivery products. Lower carrier Ethernet service delivery revenue reflects a decrease of $12.3 million in sales of our broadband access products, partially offset by a $6.3 million increase in sales of our carrier Ethernet switching and aggregation products.
•	International revenue decreased primarily due to a $47.9 million decrease in sales of our optical service delivery products. This primarily reflects decreases of $20.3 million in sales of legacy data networking and metro transport products, $17.3 million in sales of core switching products, and $13.2 million in sales of core transport products. This decrease was partially offset by a $3.0 million increase in sales of CN 4200 and a $3.5 million increase in revenue from our carrier Ethernet service delivery products, primarily related to sales of our carrier Ethernet switching and aggregation products.
     Gross profit
•	Gross profit as a percentage of revenue decreased due to less favorable product and geographic mix, including fewer sales of core switching products as a percentage of total revenue, increased charges related to losses on committed customer sales contracts and higher charges relating to warranty. Gross profit as a percentage of revenue for fiscal 2008 reflects a $5.3 million increase in product cost of goods sold related to the revaluation of the acquired WWP inventory due to purchase accounting rules.
•	Gross profit on products as a percentage of product revenue decreased due to less favorable product and geographic mix, including fewer sales of core switching products as a percentage of total revenue, increased charges related to losses on committed customer sales contracts and higher charges relating to warranty. Gross profit as a percentage of revenue for fiscal 2008 reflects a $5.3 million increase in product cost of goods sold related to the revaluation of the acquired WWP inventory due to purchase accounting rules.
•	Gross profit on services as a percentage of services revenue remained relatively flat.
Operating expense
     The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Nine Months Ended July 31,				Increase
	2008	%*	2009	%*	(decrease)	%**
Research and development	$127,881	17.7	$140,624	29.5	$12,743	10.0
Selling and marketing	111,639	15.4	98,582	20.7	(13,057)	(11.7)
General and administrative	54,036	7.5	35,724	7.5	(18,312)	(33.9)
Amortization of intangible assets	23,901	3.3	18,852	4.0	(5,049)	(21.1)
Restructuring cost	—	0.0	10,416	2.2	10,416	100.0
Goodwill impairment	—	0.0	455,673	95.6	455,673	100.0

Total operating expense	$317,457	43.9	$759,871	159.5	$442,414	139.4

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009
•	Research and development expense benefited by $5.2 million in favorable foreign exchange rates primarily due to the strengthening of the U.S. dollar. The resulting $12.7 million net increase reflects an increase in prototype expense of $8.1 million. Other increases include, $4.9 million in facilities and information systems expense, higher employee compensation cost of $3.7 million, including a $2.0 million increase in share-based compensation expense, primarily due to increased headcount, and $2.5 million in depreciation expense. These increases were partially offset by decreases of $4.4 million in consulting services expense and $1.5 million in technology related expenses.

•	Selling and marketing expense benefited by $3.0 million in favorable foreign exchange rates primarily due to the strengthening of the U.S. dollar. The resulting $13.1 million net change reflects decreases of $6.7 million in employee compensation cost, $2.7 million in travel-related costs, $2.0 million in consulting services expense and $1.5 million in marketing program costs. These decreases were partially offset by a $0.9 million increase in facilities and information systems expense.
•	General and administrative expense benefited by $0.5 million in favorable foreign exchange rates primarily due to the strengthening of the U.S. dollar. The resulting $18.3 million net change reflects decreases of $4.8 million in employee compensation cost, $3.2 million in consulting services expense, $1.7 million in facilities and information systems expense, and $0.6 million in technology-related expense. Expense for the first nine months of fiscal 2008 included $7.7 million associated with the settlement of patent litigation.
•	Amortization of intangible assets costs decreased due to certain intangible assets reaching their useful life and becoming fully amortized prior to the third quarter of fiscal 2009.
•	Restructuring cost was primarily related to the actions described in “Overview – Restructuring Activities” above.
•	Goodwill impairment reflects the impairment described in “Overview - Goodwill Impairment” above.

Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Nine Months Ended July 31,				Increase
	2008	%*	2009	%*	(decrease)	%**
Interest and other income, net	$32,911	4.6	$9,167	1.9	$(23,744)	(72.1)
Interest expense	$11,074	1.5	$5,552	1.2	$(5,522)	(49.9)
Realized loss due to impairment of marketable debt investments	$5,114	0.7	$—	—	$(5,114)	(100.0)
Loss on cost method investments	$—	—	$5,328	1.1	$5,328	100.0
Provision for income taxes	$4,772	0.7	$139	—	$(4,633)	(97.1)

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009
•	Interest and other income, net decreased due to lower interest rates and lower average cash and investment balances. Lower cash balances primarily relate to the repayment at maturity of the $542.3 million principal outstanding on our 3.75% convertible notes during the first quarter of fiscal 2008 and our use of $210.0 million in cash consideration and related expenses associated with our acquisition of WWP in the second quarter of fiscal 2008.

•	Interest expense decreased primarily due to the repayment of 3.75% convertible notes at maturity at the end of the first quarter of fiscal 2008.

•	Realized loss due to impairment of marketable debt investments reflects a loss related to commercial paper investments in SIV Portfolio plc (formerly known as Cheyne Finance plc) and Rhinebridge LLC, two structured investment vehicles (SIVs) that entered into receivership during the fourth quarter of fiscal 2007 and failed to make payment at maturity. This loss is based on the completed restructuring activities of these SIVs.

•	Loss on cost method investments for the first nine months of fiscal 2009 was due to the decline in value of our investments in two privately held technology companies that were determined to be other-than-temporary. See Note 7 to our Consolidated Financial Statements in Item 1 of Part I of this report.

•	Provision for income taxes decreased primarily due to decreased federal and state tax expense, and refundable federal tax credits.
Liquidity and Capital Resources
     At July 31, 2009, our principal sources of liquidity were cash and cash equivalents, and short-term investments. During the second quarter of fiscal 2009, we reallocated our previous short and long-term investments principally into U.S. treasuries. As a result, at July 31, 2009, all short-term investments principally represent U.S. treasuries. The following table summarizes our cash and cash equivalents and investments (in thousands):

	October 31,	July 31,	Increase
	2008	2009	(decrease)
Cash and cash equivalents	$550,669	$455,732	$(94,937)
Short-term investments	366,336	607,094	240,758
Long-term investments	156,171	—	(156,171)

Total cash and cash equivalents and investments	$1,073,176	$1,062,826	$(10,350)

     The decrease in total cash and cash equivalents, and investments during the first nine months of fiscal 2009 was primarily related to the purchase of capital assets, slightly offset by cash generated from operating activities described in “Operating Activities” below. Based on past performance and current expectations, we believe that our cash and cash equivalents, investments and cash generated from operations will satisfy our working capital needs, capital expenditures, and other liquidity requirements associated with our existing operations through at least the next 12 months.
     The following sections review the significant activities that had an impact on our cash during the first nine months of fiscal 2009.

Operating Activities
     The following tables set forth (in thousands) components of our $5.5 million of cash generated from operating activities during the period:
     Net loss

Nine Months Ended
July 31,
2009
Net loss	$(554,495)

     Our net loss during the first nine months of fiscal 2009 included the significant non-cash items summarized in the following table (in thousands):

Nine Months Ended
July 31,
2009
Loss on cost method investments	$5,328
Depreciation of equipment, furniture and fixtures; and amortization of leasehold improvements	16,270
Goodwill impairment	455,673
Share-based compensation costs	26,075
Amortization of intangible assets	23,804
Provision for inventory excess and obsolescence	11,126
Provision for warranty	13,620

Total significant non-cash charges	$551,896

     Accounts Receivable, Net
     Cash provided by accounts receivable, net of allowance for doubtful accounts, during the first nine months of fiscal 2009 was $18.1 million. Our days sales outstanding (DSOs) increased from 52 days for the first nine months of fiscal 2008 to 68 days for the first nine months of fiscal 2009. Our DSOs increased due to a proportionately higher volume of shipments made later in the third quarter of fiscal 2009 and a higher incidence of customer payment delays.
     The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts, from the end of fiscal 2008 through the end of the third quarter of fiscal 2009:

	October 31,	July 31,	Increase
	2008	2009	(decrease)
Accounts receivable, net	$138,441	$120,271	$(18,170)

     Inventory
     Cash consumed by inventory during the first nine months of fiscal 2009 was $7.3 million. Our inventory turns decreased from 3.7 turns during the first nine months of fiscal 2008 to 3.2 turns for the first nine months of fiscal 2009.
     During the first nine months of fiscal 2009, changes in inventory reflect an $11.1 million reduction related to a non-cash provision for excess and obsolescence. The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2008 through the end of the third quarter of fiscal 2009:

	October 31,	July 31,	Increase
	2008	2009	(decrease)
Raw materials	$19,044	$20,202	$1,158
Work-in-process	1,702	755	(947)
Finished goods	95,963	90,189	(5,774)

Gross inventory	116,709	111,146	(5,563)
Provision for inventory excess and obsolescence	(23,257)	(21,546)	1,711

Inventory	$93,452	$89,600	$(3,852)

     Accounts payable, accruals and other obligations
     Cash used in operations to pay accounts payable, accruals and other obligations during the first nine months of fiscal 2009 was $5.8 million.
     During the first nine months of fiscal 2009, we had non-operating cash accounts payable reductions of $1.1 million related to equipment payments. Changes in accrued liabilities reflect non-cash provisions of $13.6 million related to warranties. The following table sets forth (in thousands) changes in our accounts payable, accruals and other obligations from the end of fiscal 2008 through the end of the third quarter of fiscal 2009:

	October 31,	July 31,	Increase
	2008	2009	(decrease)
Accounts payable	$44,761	$52,337	$7,576
Accrued liabilities	96,143	89,571	(6,572)
Restructuring liabilities	4,225	9,487	5,262
Other long-term obligations	8,089	9,207	1,118

Accounts payable, accruals and other obligations	$153,218	$160,602	$7,384

     Interest Payable on Convertible Notes
     Interest on our outstanding 0.25% convertible senior notes, due May 1, 2013, is payable on May 1 and November 1 of each year. We paid $0.4 million in interest on our 0.25% convertible notes during the first nine months of fiscal 2009.
     Interest on our outstanding 0.875% convertible senior notes, due June 15, 2017, is payable on June 15 and December 15 of each year. We paid $4.4 million in interest on our 0.875% convertible notes during the first nine months of fiscal 2009.
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
     The following table reflects (in thousands) the balance of interest payable and the change in this balance from the end of fiscal 2008 through the end of the third quarter of fiscal 2009:

	October 31,	July 31,	Increase
	2008	2009	(decrease)
Accrued interest payable	$1,683	$765	$(918)

     Deferred revenue
     Deferred revenue increased by $4.1 million during the first nine months of fiscal 2009. Product deferred revenue represents payments received in advance of shipment and payments received in advance of our ability to recognize revenue. Services deferred revenue is related to payment for service contracts that will be recognized over the contract term. The following table reflects (in thousands) the balance of deferred revenue and the change in this balance from the end of fiscal 2008 through the end of the third quarter of fiscal 2009:

	October 31,	July 31,	Increase
	2008	2009	(decrease)
Products	$13,061	$14,629	$1,568
Services	61,366	63,871	2,505

Total deferred revenue	$74,427	$78,500	$4,073

Investing Activities
     During the first nine months of fiscal 2009, we had net sales and maturities of approximately $844.7 million of available for sale securities. Investing activities also included the purchase of approximately $17.6 million in equipment. At the end of the third quarter of fiscal 2009, we had outstanding accounts payable for equipment of $1.2 million, which represents a reduction of $1.1 million from the end of fiscal 2008.
Contractual Obligations
     During the first nine months of fiscal 2009, we did not experience material changes, outside of the ordinary course of business, in our contractual obligations from those reported in our annual report on Form 10-K for the fiscal year ended October 31, 2008. The following is a summary of our future minimum payments under contractual obligations as of July 31, 2009 (in thousands):

		Less than one	One to three	Three to five
	Total	year	years	years	Thereafter
Interest due on convertible notes	$37,980	$5,120	$10,240	$9,495	$13,125
Principal due at maturity on convertible notes	798,000	—	—	298,000	500,000
Operating leases (1)	66,453	14,586	24,474	15,893	11,500
Purchase obligations (2)	69,820	69,820	—	—	—

Total (3)	$972,253	$89,526	$34,714	$323,388	$524,625

(1)	The amount for operating leases above does not include insurance, taxes, maintenance and other costs required by the applicable operating lease. These costs are variable and are not expected to have a material impact.

(2)	Purchase obligations relate to purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of the amount reported above relates to firm, non-cancelable and unconditional obligations.

(3)	As of July 31, 2009, we also had approximately $6.3 million of other long-term obligations in our condensed consolidated balance sheet for unrecognized tax positions that are not included in this table because the periods of cash settlement with the respective tax authority cannot be reasonably estimated.
     Some of our commercial commitments, including some of the future minimum payments set forth above, are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of July 31, 2009 (in thousands):

		Less than one	One to three	Three to five
	Total	year	years	years	Thereafter
Standby letters of credit	$15,971	$12,242	$3,032	$697	$—

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
     Our total deferred revenue for products was $13.1 million and $14.6 million as of October 31, 2008 and July 31, 2009, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $61.4 million and $63.9 million as of October 31, 2008 and July 31, 2009, respectively.
Share-Based Compensation
     We recognize share-based compensation expense in accordance with SFAS 123(R), “Share-Based Payments,” as interpreted by SAB 107. SFAS 123(R) requires the measurement and recognition of compensation expense for share-based awards based on estimated fair values on the date of grant. We estimate the fair value of each option-based award on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires that we make several estimates, including the option’s expected term and the price volatility of the underlying stock. The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. As prescribed by SAB

107, we gather detailed historical information about specific exercise behavior of our grantees, which we use to determine expected term. We considered the implied volatility and historical volatility of our stock price in determining our expected volatility, and, finding both to be equally reliable, determined that a combination of both measures would result in the best estimate of expected volatility. We recognize the estimated fair value of option-based awards, net of estimated forfeitures, as share-based compensation expense on a straight-line basis over the requisite service period.
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
     Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measure of estimated fair value of our share-based compensation. See Note 16 to our Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of July 31, 2009, total unrecognized compensation expense was: (i) $13.8 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 1.1 years; and (ii) $48.3 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.3 years.
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
Reserve for Inventory Obsolescence
     We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. Upon recognition of the write down, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. We recorded charges for excess and obsolete inventory of $13.8 million and $11.1 million in the first nine months of fiscal 2008 and 2009, respectively. These charges were primarily related to excess inventory due to a change in forecasted product sales. In an effort to limit our exposure to delivery delays and to satisfy customer needs we purchase inventory based on forecasted sales across our product lines. In addition, part of our research and development strategy is to promote the convergence of similar features and functionalities across our product lines. Each of these practices exposes us to the risk that our customers will not order products for which we have forecasted sales, or will purchase less than we have forecasted. Historically, we have experienced write downs due to changes in strategic direction, discontinuance of a product and declines in market conditions. If actual market conditions worsen or differ from those we have assumed, if there is a sudden and significant decrease in demand for our products, or if there is a higher incidence of inventory obsolescence due to a rapid change in technology, we may be required to take additional inventory write-downs, and our gross margin could be adversely affected. Our inventory net of allowance for excess and obsolescence was $93.5 million and $89.6 as of October 31, 2008 and July 31, 2009, respectively.

Restructuring
     As part of our restructuring costs, we provide for the estimated cost of the net lease expense for facilities that are no longer being used. The provision is equal to the fair value of the minimum future lease payments under our contracted lease obligations, offset by the fair value of the estimated sublease payments that we may receive. As of July 31, 2009, our accrued restructuring liability related to net lease expense and other related charges was $9.2 million. The total minimum lease payments for these restructured facilities are $15.3 million. These lease payments will be made over the remaining lives of our leases, which range from nine months to ten years. If actual market conditions are different than those we have projected, we will be required to recognize additional restructuring costs or benefits associated with these facilities.
Allowance for Doubtful Accounts
     Our allowance for doubtful accounts is based on management’s assessment, on a specific identification basis, of the collectibility of customer accounts. We perform ongoing credit evaluations of our customers and generally have not required collateral or other forms of security from customers. In determining the appropriate balance for our allowance for doubtful accounts, management considers each individual customer account receivable in order to determine collectibility. In doing so, we consider creditworthiness, payment history, account activity and communication with such customer. If a customer’s financial condition changes, or if actual defaults are higher than our historical experience, we may be required to take a charge for an allowance for doubtful accounts which could have an adverse impact on our results of operations. Our accounts receivable net of allowance for doubtful accounts was $138.4 million and $120.3 million as of October 31, 2008 and July 31, 2009, respectively. Our allowance for doubtful accounts as of October 31, 2008 and July 31, 2009 was $0.1 million.
Goodwill
     As discussed in “Overview” above, during the second quarter of fiscal 2009, we conducted an interim impairment assessment which resulted in the write-off of all goodwill remaining on our balance sheet. As a result, as of October 31, 2008 and July 31, 2009, our consolidated balance sheet included $455.7 million and $0 in goodwill, respectively.
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
     Interim Impairment Assessment — Second Quarter of Fiscal 2009
     Based on a combination of factors, including the macroeconomic conditions described above and a sustained decline in our common stock price and market capitalization below our net book value, we conducted an interim impairment assessment of goodwill during the second quarter of fiscal 2009. We performed the step one fair value comparison during the second quarter of fiscal 2009. Our market capitalization was $721.8 million and our carrying value, including goodwill, was $949.0 million. We applied a 25% control premium to market capitalization to determine a fair value of $902.2 million. Because step one indicated that the fair value was less than our carrying value, we performed the step two analysis. Under the step two analysis, the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. The implied fair value of the reporting unit’s goodwill was determined to be $0, and, as a result, we recorded a goodwill impairment of $455.7 million, representing the full carrying value of the goodwill.
Long-lived Assets (excluding goodwill)
     Our long-lived assets, excluding goodwill, include: equipment, furniture and fixtures; finite-lived intangible assets; and maintenance spares. As of October 31, 2008 and July 31, 2009 these assets totaled $182.3 million and $160.7 million, net, respectively. We account for the impairment or disposal of these long-lived assets in accordance with the provisions of SFAS 144. In accordance with SFAS 144, we test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount is not recoverable from its undiscounted cash flows. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products that involve new technologies and uncertainties around customer acceptance of new products. These and other assumptions are used to forecast future, undiscounted cash flows. Our long-lived assets are part of a single reporting unit which represents the lowest level for which we identify cash flows.
     Due to effects on our business of difficult macroeconomic conditions, further exacerbated by significant disruptions in the financial and credit markets globally, we have experienced lengthening sales cycles and slowing deployments resulting in lower demand. As a result of these conditions, we performed an impairment analysis of all our long-lived assets during the second quarter of fiscal 2009. Based on our estimate of future, undiscounted cash flows as of April 30, 2009, no impairment was required. If actual market conditions differ or our forecasts change, we may be required to record a non-cash impairment charge related to long-lived assets in future periods. Such charges would have the effect of decreasing our earnings or increasing our losses in such period.
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
     As of July 31, 2009, we held a minority investment of $0.9 million in a privately held technology company that is reported in other assets. The market for technologies or products manufactured by this company is in the early stage and markets may never materialize or become significant. This investment is inherently high risk and we could lose our entire investment. We monitor this investment for impairment and make appropriate reductions in carrying value when necessary. If market conditions, the expected financial performance, or the competitive position of this company deteriorates, we may be required to record a non-cash charge in future periods due to an impairment of the value of our investment.
     During the first nine months of fiscal 2009, we recorded losses of $5.3 million related to a decline in value, determined to be other-than temporary, associated with two of our investments in privately held technology companies. One of the privately held companies was purchased by a publicly traded entity. As a result, this investment is now recorded as a trading security.
Deferred Tax Valuation Allowance
     As of July 31, 2009, we have recorded a valuation allowance fully offsetting our net deferred tax assets of $1.2 billion. We calculated the valuation allowance in accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carry forwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support its reversal. Due to our recent quarterly losses, the uncertain macroeconomic environment, and limited visibility into our future results, management does not believe such sufficient positive evidence exists as of July 31, 2009 and determined to maintain a full valuation allowance. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. Any release of valuation allowance may be recorded as a tax benefit increasing net income, an adjustment to acquisition intangibles, or an adjustment to paid-in capital, based on tax ordering requirements.
Warranty
     Our liability for product warranties, included in other accrued liabilities, was $37.3 million and $39.4 million as of October 31, 2008 and July 31, 2009, respectively. We provide warranties for our products for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties was $11.2 million and $13.6 million for the first nine months of fiscal 2008 and 2009, respectively. The provision for warranty claims may fluctuate on a quarterly basis depending upon the mix of products and customers in that period. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. An increase in warranty claims or the related costs associated with satisfying these warranty obligations could increase our cost of sales and negatively affect our gross margin.
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
     Interest Rate Sensitivity. We maintain a short-term and long-term investment portfolio. See Notes 6 and 7 to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report for information relating to these investments and their fair value. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percentage points from current levels, the fair value of the portfolio would decline by approximately $17.8 million.

     Foreign Currency Exchange Risk. As a global concern, we face exposure to adverse movements in foreign currency exchange rates. Because our sales are primarily denominated in U.S. dollars, the impact of foreign currency fluctuations on revenue has not been material. Our primary exposures to foreign currency exchange risk are related to non-U.S. dollar denominated operating expense in Canadian Dollars (“CAD”), British Pounds (“GBP”), Euros (“EUR”) and Indian Rupees (“INR”). During the first nine months of fiscal 2009, approximately 80% of our operating expense, exclusive of our goodwill impairment and restructuring costs, was U.S. dollar denominated.
     To reduce variability in non-U.S. dollar denominated operating expense, during the first quarter of fiscal 2009, we entered into foreign currency forward contracts. We use these derivatives to partially offset our market exposure to fluctuations in certain foreign currencies. We do not enter into derivatives for speculative or trading purposes. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon occurrence of the forecasted transaction, is subsequently reclassified into the operating expense line item to which the hedged transaction relates. We record the ineffectiveness of the hedging instruments in interest and other income, net on our condensed consolidated statements of operations. As of July 31, 2009, we recorded a gain of $1.5 million associated with these derivatives, all of which was reported as a component of accumulated other comprehensive income (loss).
     Favorable foreign exchange translations, net of hedging, benefited total research and development, sales and marketing, and general and administrative expenses by approximately $4.3 million and $8.9 million for the quarter and nine months ending July 31, 2009, respectively, compared with the corresponding periods of fiscal 2008. This favorable foreign exchange translation was due to the strengthening of the U.S. dollar. These foreign currency forward contracts are not designed to provide foreign currency protection over the long-term. In designing a specific approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular instrument, and potential effectiveness.
     Our foreign currency forward contracts are summarized as follows (in thousands):

	Expected maturity or transaction date
		Less than one	One to three	Three to five
	Total	year	years	years	Thereafter	Fair Value
USD Functional Currency:

Receive EUR / Pay USD
Notional amount	$10,840	$10,840	$—	$—	$—	$268
Weighted avg. contract exchange rate	1.3909

Receive INR / Pay USD
Notional amount	$4,071	$4,071	$—	$—	$—	$28
Weighted avg. contract exchange rate	0.0205

Receive CAD / Pay USD
Notional amount	$3,800	$3,800	$—	$—	$—	$464
Weighted avg. contract exchange rate	0.8258

EUR Functional Currency:

Receive GBP / Pay EUR
Notional amount	€6,243	€6,243	€—	€—	€—	$727	(1)
Weighted avg. contract exchange rate	1.0820

Total fair value						$1,487	(2)

(1)	Fair value translated at exchange rates in effect as of the balance sheet date.

(2)	Amount is included within prepaid expenses and other on the condensed consolidated balance sheet.
     As of July 31, 2009, our assets and liabilities related to non-dollar denominated currencies were primarily related to intercompany payables and receivables. We do not enter into foreign exchange forward or option contracts for trading purposes.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On May 29, 2008, Graywire, LLC filed a complaint in the United States District Court for the Northern District of Georgia against Ciena and four other defendants, alleging, among other things, that certain of the parties’ products infringe U.S. Patent 6,542,673 (the “‘673 Patent”), relating to an identifier system and components for optical assemblies. The complaint, which seeks injunctive relief and damages, was served upon Ciena on January 20, 2009. Ciena filed an answer to the complaint and counterclaims against Graywire on March 26, 2009, and an amended answer and counterclaims on April 17, 2009. On April 27, 2009, Ciena and certain other defendants filed an application for inter partes reexamination of the ‘673 Patent with the U.S. Patent and Trademark Office (the “PTO”). On the same date, Ciena and the other defendants filed a motion to stay the case pending reexamination of all of the patents-in-suit. On July 17, 2009, the district court granted the defendants’ motion to stay the case. On July 23, 2009, the PTO granted the defendants’ application for reexamination with respect to certain claims of the ‘673 Patent. We believe that we have valid defenses to the lawsuit and intend to defend it vigorously in the event the stay of the case is lifted.
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
Our business and operating results could be adversely affected by unfavorable macroeconomic and market conditions and reductions in the level of capital expenditure by our largest customers in response to these conditions.
     We achieved considerable annual revenue growth over the last few fiscal years, in part due to favorable conditions in our markets. Starting in the second half of fiscal 2008, however, our business began to experience the effects of worsening macroeconomic conditions and significant disruptions in the financial and credit markets globally. Many companies, including some of our largest communications service provider customers, have slowed spending and indicated an intention to reduce their overall capital expenditures this year. We have experienced lengthening sales cycles, customer delays in network buildouts and slowing deployments, resulting in lower demand across our customer base in all geographies. As a result, our revenue and profitability have been negatively affected. Continued weakness in our markets and the broader economy may cause our customers to delay or cancel network infrastructure projects.
     Economic weakness, customer financial difficulties and constrained spending on communications networks have previously resulted in sustained periods of decreased demand for our products and services that have adversely affected our operating results. Challenging economic and market conditions may also result in:

•	difficulty forecasting, budgeting and planning due to limited visibility into the spending plans of current or prospective customers;

•	increased competition for fewer network projects and sales opportunities;

•	pricing pressure that may adversely affect revenue and gross margin;

•	higher overhead costs as a percentage of revenue;

•	increased risk of charges relating to excess and obsolete inventories and the write off of other intangible assets; and

•	customer financial difficulty and increased risk of doubtful accounts receivable.
     Our business and financial results are closely tied to the prospects, performance, and financial condition of our largest communications service provider customers and are significantly affected by market or industry-wide changes, including reductions in enterprise and consumer spending, that affect their businesses and their level of infrastructure-related spending. We are uncertain as to how long current unfavorable macroeconomic and industry conditions will persist and the magnitude of their effects on our business and results of operations. As a result of these market conditions, we expect revenue for fiscal 2009 to be significantly lower than our fiscal 2008 results and that we will not be profitable for the year. The extent of this year’s revenue decline and the magnitude of the effect on our result of operations for fiscal 2009 are difficult to predict and significantly linked to the duration and severity of the current economic downturn and the resulting level of capital expenditure of our largest customers.
A small number of communications service providers account for a significant portion of our revenue, and the loss of any of these customers, or a significant reduction in their spending, would have a material adverse effect on our business and results of operations.
     A significant portion of our revenue is concentrated among a relatively small number of communications service providers. Five customers accounted for greater than 60% of our revenue in each of fiscal 2007 and 2008. Consequently, our financial results are closely correlated with the spending of a relatively small number of communications service providers. The terms of our frame contracts generally do not obligate these customers to purchase any minimum or specific amounts of equipment or services. Because their spending may be unpredictable and sporadic, our revenue and operating results can fluctuate on a quarterly basis. Reliance upon a relatively small number of customers increases our exposure to changes in their network and purchasing strategies. Some of our customers are pursuing efforts to outsource the management and operation of their networks, or have indicated a procurement strategy to reduce the number of vendors from which they purchase equipment. These strategies may present challenges to our business and could benefit our larger competitors. Our concentration in revenue has increased in recent years, in part, as a result of consolidations among a number of our largest customers. Consolidations may increase the likelihood of temporary or indefinite reductions in customer spending or changes in network strategy that could harm our business and operating results. The loss of one or more large service providers as customers, or significant reductions in their spending, would have a material adverse effect on our business, financial condition and results of operations.
Our revenue and operating results can fluctuate unpredictably from quarter to quarter.
     Our revenue and results of operations can fluctuate unpredictably from quarter to quarter. Our budgeted expense levels depend in part on our expectations of long-term future revenue and gross margin, and substantial reductions in expense are difficult and can take time to implement. Uncertainty or lack of visibility into customer spending, and changes in economic or market conditions, can make it difficult to prepare reliable estimates of future revenue and corresponding expense levels. Consequently, our level of operating expense or inventory may be high relative to our revenue, which could harm our ability to achieve or maintain profitability. Given market conditions and the effect of lower demand in recent quarters, lower levels of backlog orders and an increase in the percentage of quarterly revenue relating to orders placed in that quarter could result in more variability and less predictability in our quarterly results.
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
     The markets in which we compete for sales of networking equipment, software and services are extremely competitive, particularly the market for sales to large communications service providers. The level of competition and pricing pressure that we face increases substantially during periods of macroeconomic weakness, constrained spending or fewer network projects. As a result of current market conditions, we have experienced significant competition and increased pricing pressure, particularly for our optical transport products. We face particularly intense competition in our efforts to attract additional large carrier customers in new geographies and secure new market opportunities with existing carrier customers. In an effort to secure these new opportunities or displace incumbent equipment vendors, we have, at times, entered into contracts with customers that result in negative gross margins.
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
     We rely upon third party contract manufacturers to perform the majority of the manufacturing of our products and components. In recent years we have transitioned a significant portion of our product manufacturing to overseas suppliers in Asia, with much of the manufacturing taking place in China and Thailand. Some of our contract manufacturers ship products directly to our customers on behalf of Ciena. Our reliance upon these manufacturers could expose us to increased risks related to lead times, continued supply, on-time delivery, quality assurance and compliance with environmental standards and other regulations. Reliance upon third parties for manufacture of our products significantly exposes us to risks related to their business, financial position and continued viability, which may be adversely affected by broader negative macroeconomic conditions and difficulties in the credit markets. These conditions may disrupt their operations and ability to satisfy our manufacturing requirements. Disruptions to our business could also arise as a result of ineffective business continuity and disaster recovery plans by our manufacturers. We do not have contracts in place with some of our manufacturers and do not have guaranteed supply of components or manufacturing capacity. We could also experience difficulties as a result of geopolitical events, military actions or health pandemics in the countries where our products or components thereof are manufactured. During the first quarter of fiscal 2009, protests resulted in a blockade of Thailand’s main international airport, which delayed product shipments from one of our key contract manufacturers. Significant disruptions or difficulties with our contract manufacturers could negatively affect our business and results of operations.
Difficulties with third party component suppliers, including sole and limited source suppliers, could increase our costs and harm our business and customer relationships.
     We depend on third party suppliers for our product components and subsystems, as well as for equipment used to manufacture and test our products. Our products include key optical and electronic components for which reliable, high-volume supply is often available from sole or limited sources. We have previously encountered shortages in availability for important components that have affected our ability to deliver products in a timely manner. Our business would be negatively affected if one or more of our suppliers were to experience any significant disruption in their operations affecting the price, quality, availability or timely delivery of components. Current unfavorable economic conditions, including a lack of liquidity, may adversely affect the business of our suppliers or the terms on which we purchase components. We may be unable to secure the components or subsystems that we require in sufficient quantity and quality on reasonable terms. The loss of a source of supply, or lack of sufficient availability of key components, could require us to redesign products that use those components, which would increase our costs and negatively affect our product gross margin and results of operations. Difficulties with suppliers could also result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships.
Investment of research and development resources in technologies for which there is not a matching market opportunity, or failure to sufficiently or timely invest in technologies for which there is market demand, would adversely affect our revenue and profitability.
     The market for communications networking equipment is characterized by rapidly evolving technologies and changes in market demand. We continually invest in research and development to enhance our existing products, create new products and develop or acquire new technologies. Our current development efforts are focused upon the evolution of our CoreDirector Multiservice Optical Switch family, the expansion of our carrier Ethernet service delivery and aggregation products, and the extension of our CN 4200 converged optical service delivery portfolio, including 100G technologies and capabilities. There is often a lengthy period between commencing these development initiatives and bringing a new or revised product to market. During this time, technology preferences, customer demand and the market for our products may move in directions we had not anticipated. There is no guarantee that new products or enhancements will achieve market acceptance or that the timing of market adoption will be as predicted. There is a significant possibility, therefore, that some of our development decisions, including our acquisitions or investments in technologies, will not turn out as anticipated, and that our investment in some projects will be unprofitable. There is also a possibility that we may miss a market opportunity because we failed to invest, or invested too late, in a technology, product or enhancement. Changes in market demand or investment priorities may also cause us to discontinue existing or planned development for new products or features, which can have a disruptive effect on our relationships with customers. If we fail to make the right investments or fail to make them at the right time, our competitive position may suffer and our revenue and profitability could be harmed.
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
     The development and production of equipment that addresses multi-service communications network traffic is complicated. Some of our products can be fully tested only when deployed in communications networks or with other equipment and therefore may contain undetected hardware or software errors at the time of release. As a result, product performance problems are often more acute for initial deployments of new products and product enhancements. Unanticipated problems can relate to the design, manufacturing, installation or integration of our products. Performance problems and product malfunctions can also relate to defects in components supplied by third parties. We have experienced hardware and software performance problems that have resulted in warranty claims and additional costs to remediate. Performance, reliability and quality problems can negatively affect our business, including:
•	increased costs to address or remediate software or hardware defects;

•	payment of liquidated damages or similar claims for performance failures or delays;

•	increased inventory obsolescence and warranty expense;

•	delays in collecting accounts receivable; and

•	cancellation or reduction in orders from customers.
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
     We may acquire or make strategic investments in other companies to expand the markets we address, diversify our customer base or acquire or accelerate the development of technology or products. To do so, we may use cash, issue equity that would dilute our current stockholders’ ownership, incur debt or assume indebtedness. These transactions involve numerous risks, including:
•	significant integration costs;

•	integration and rationalization of operations, products, technologies and personnel;

•	diversion of management’s attention;

•	difficulty completing projects of the acquired company and costs related to in-process projects;

•	the loss of key employees;

•	ineffective internal controls over financial reporting;

•	dependence on unfamiliar suppliers or manufacturers;

•	exposure to unanticipated liabilities, including intellectual property infringement claims; and

•	adverse tax or accounting effects including amortization expense related to intangible assets and charges associated with impairment of goodwill;
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
     At July 31, 2009, we had $160.7 million in long-lived assets, which includes $68.4 million of intangible assets on our balance sheet. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. Our assumptions are used to forecast future, undiscounted cash flows. Given the current economic environment, uncertainties regarding the duration and severity of these conditions, forecasting future business is difficult and subject to modification. If actual market conditions differ or our forecasts change, we may be required to assess long-lived assets and could record an impairment charge. Any impairment charge relating to long-lived assets would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results could be materially adversely affected in such period.
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
     At July 31, 2009, indebtedness on our outstanding convertible notes totaled $798.0 million in aggregate principal. Our indebtedness and repayment obligations could have important negative consequences, including:
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

Ciena Corporation
Date: September 3, 2009	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date: September 3, 2009	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)