Form 10-K
period 2009-10-31
CIENA CORP
filed 2009-12-22
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2009
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4-5 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $929.3 million based on the closing price of the Common Stock on the NASDAQ Global Select Market on May 2, 2009.
The number of shares of Registrant’s Common Stock outstanding as of December 11, 2009 was 92,038,629.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of the Form 10-K incorporates by reference certain portions of the Registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

CIENA CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED OCTOBER 31, 2009

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
     We are a network specialist targeting the transition of disparate, legacy communications networks to converged, next-generation architectures, better able to handle increased traffic and deliver more efficiently a broader mix of high-bandwidth communications services. Our products, with their embedded, network element software and our unified service and transport management, enable service providers to efficiently and cost-effectively deliver critical enterprise and consumer-oriented communication services. Together with our professional support and consulting services, our product offerings seek to offer solutions that address the business challenges and network needs of our customers. Our customers face an increasingly challenging and rapidly changing environment that requires them to quickly adapt their business strategies and deliver new, revenue-creating services. By improving network productivity, reducing operating costs and providing the flexibility to enable new and integrated service offerings, our offerings create business and operational value for our customers.
Pending Acquisition of Optical and Carrier Ethernet Assets of Nortel Metro Ethernet Networks (MEN) Business
     Following our emergence as the winning bidder in the bankruptcy auction, we agreed to acquire substantially all of the optical networking and carrier Ethernet assets of Nortel’s Metro Ethernet Networks (MEN) business for $530 million in cash and $239 million in aggregate principal amount of 6% senior convertible notes due June 2017. The terms of the notes to be issued upon closing are set forth in Note 22 of the Consolidated Financial Statements found under Item 8 of Part II of this annual report. Nortel’s product and technology assets to be acquired include:
•	long-haul optical transport portfolio;
•	metro optical Ethernet switching and transport solutions;
•	Ethernet transport, aggregation and switching technology;
•	multiservice SONET/SDH product families; and
•	network management software products.
In addition to these products, the acquired operations also include network implementation and support services. The assets to be acquired generated approximately $1.36 billion in revenue for Nortel in fiscal 2008 and approximately $556 million (unaudited) in the first six months of Nortel’s fiscal 2009.
     The pending acquisition encompasses a business that is a leading provider of next-generation, 40G and 100G optical transport technology with a significant, global installed base. The acquired transport technology allows network operators to upgrade their existing 10G networks to 40G capability, quadrupling capacity without the need for new fiber deployments or complex network re-engineering. In addition to transport capability, the optical platforms acquired include traffic switching and aggregation capability for traditional protocols such as SONET/SDH as well as newer packet protocols such as Ethernet. A suite of software products used to manage networks built from these technologies is also part of the transaction.
     We believe that the transaction provides an opportunity to significantly transform Ciena and strengthen our position as a leader in next-generation, automated optical Ethernet networking. We believe that the additional resources, expanded geographic reach, new and broader customer relationships, and deeper portfolio of complementary network solutions derived from the transaction will augment Ciena’s growth. We also expect that the transaction will add scale, enable operating model synergies and provide an opportunity to optimize our research and development investment. We expect these benefits of the transaction will help Ciena to better compete with traditional, larger network vendors.

     We expect to make employment offers to at least 2,000 Nortel employees to become part of Ciena’s global team of network specialists. The transaction will significantly enhance our existing Canadian-based development resources, making Ottawa our largest product and development center.
     Given the structure of the transaction as an asset carve-out from Nortel, we expect that the transaction will result in a costly and complex integration with a number of operational risks. We expect to incur integration-related costs of approximately $180 million, with the majority of these costs to be incurred in the first 12 months following the completion of the transaction. We also expect to incur significant transition services expense, and we will rely upon an affiliate of Nortel to perform certain operational functions during an interim period following closing not to exceed two years.
     We expect this pending transaction to close in the first calendar quarter of 2010. If the closing does not take place on or before April 30, 2010, the applicable asset sale agreements may be terminated by either party. Ciena has been granted early termination of the antitrust waiting periods under the Hart-Scott-Rodino Act and the Canadian Competition Act. On December 2, 2009, the bankruptcy courts in the U.S. and Canada approved the asset sale agreement relating to Ciena’s acquisition of substantially all of the North American, Caribbean and Latin American and Asian optical networking and carrier Ethernet assets of Nortel’s MEN business. Completion of the transaction remains subject to information and consultation with employee representatives and employees in certain international jurisdictions, an additional regional regulatory clearance and customary closing conditions.
Financial Overview — Fiscal 2009 and Effect of Market Conditions
     Our results of operations for fiscal 2009 reflect the weakness, volatility and uncertainty presented by the global market conditions that we encountered during the year. Our results reflect cautious spending among our largest customers during fiscal 2009, as they sought to conserve capital, reduce debt or address uncertainties or changes in their own business models brought on by broader market challenges. As a result, we experienced lower demand across our customer base in all geographies, as well as lengthening sales cycles, customer delays in network build-outs and slowing deployments. We generated revenue of $652.6 million in fiscal 2009, representing a 27.7% decrease from fiscal 2008 revenue of $902.4 million. Net income decreased from $38.9 million, or $0.42 per diluted share, in fiscal 2008, to a loss of $581.2 million, or $6.37 per diluted share, in fiscal 2009, reflecting a goodwill impairment charge of $455.7 million in the second quarter of fiscal 2009. We generated $7.4 million in cash from operations during fiscal 2009 compared to $117.6 million in cash from operations during fiscal 2008. For more information regarding our results of operations and market conditions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this annual report.
Business Segment Data and Certain Financial Information
     We manage our business in one operating segment. The matters discussed in this “Business” section should be read in conjunction with the Consolidated Financial Statements found under Item 8 of Part II of this annual report, which includes additional financial information about our total assets, revenue, measures of profits and loss, and financial information about geographic areas and customers representing greater than 10% of revenue.
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
Industry Background
     The markets in which we sell our equipment and services have been subject to dynamic changes in recent years, including increased competition, growth in traffic, expanded service offerings, and evolving market opportunities and challenges.
Increased Network Capacity Requirements and Multiservice Traffic Driving Increased Transmission Speeds and Flexible Infrastructures

     Today’s networks are experiencing strong traffic growth and new service demands, especially in the access and metro portions of wireline networks and the backhaul portions of wireless networks. Increasing use of and reliance upon communications services by consumer and enterprise end users for a wide range of personal and business tasks, and the expansion of high-bandwidth, wireline and wireless service offerings, are driving increased network capacity requirements. Business customers seeking to improve automation, efficiency and productivity have become increasingly dependent upon enterprise-oriented communications and data services. As their workforces are becoming more mobile, enterprises are driving demand for seamless access to these business applications. In addition, enterprise technology trends such as IT virtualization and cloud computing are also placing new capacity and service requirements on networks. At the same time, with consumer adoption of broadband technologies, including peer-to-peer Internet applications, video services, online gaming, music downloads and mobile web and data services, an increasing portion of network traffic is consumer-driven. This shift presents a challenge to service providers because, historically, consumers pay a lower price for their bandwidth usage than enterprises, yet they are becoming a bigger portion of overall traffic demand. All of these factors are requiring networks to be more flexible, scalable and cost effective.
     This traffic growth is driving networks to achieve increased transmission speeds, including the emergence of 40G and 100G optical transport technology. The growing mix of high-bandwidth traffic, and an increasing focus on controlling network costs, is also driving a transition from multiple, disparate networks based on SONET/SDH to more efficient, converged, multi-purpose Ethernet/IP-based network architectures. As a global standard that is widely deployed, we believe that Ethernet is an ideal technology for reducing cost and consolidating multiple services on a single network. The industry has seen network technology transitions like this in the past. These large investment cycles tend to happen over multi-year periods. For instance, from the mid 1980s to the mid 1990s, service providers focused network upgrades on the transition required to digitize voice traffic. From the mid 1990s to the mid 2000s, service providers focused network upgrades on the transition to SONET/SDH networks designed to reliably handle substantially more network traffic. We believe that the industry is currently in the early stages of network transition to multi-purpose Ethernet/IP-based network architectures that more efficiently handle the growing mix of multiservice traffic. We see opportunities in providing a portfolio of carrier class solutions that facilitate this transition to automated optical Ethernet networks.
Wireless Networks
     Several years ago, data surpassed voice as the dominant traffic on wireline networks. This transition drove substantial investment as service providers upgraded their wireline infrastructure to accommodate higher bandwidth requirements and new usage patterns associated with new applications and service offerings. A similar shift is now occurring in wireless networks. The emergence of smart mobile devices that deliver integrated voice, audio, photo, video, email and mobile web capabilities, like Apple’s iPhone™, are rapidly changing the kind of traffic carried by wireless networks. Like the wireline networks before them, wireless networks initially were constructed principally to handle voice traffic, not the higher bandwidth, multiservice traffic that has grown in recent years. As a result, wireless networks are undergoing significant change as they evolve from today’s second and third generation (2G and 3G) networks to include 4th generation (4G) technologies, such as WiMax and LTE, intended to support data rates in the hundreds of megabits per second. This evolution, together with growing mobility and expanding wireless applications, will require upgrades to existing wireless infrastructure, including wireline backhaul of mobile traffic.
Increased Competition Among Communications Service Providers and Effect on Network Investment
     Competition continues to be fierce among communications services providers, particularly as traditional telecommunications companies and cable operators look to offer a broader mix of revenue-generating services. Service providers face new competitors, new technologies and intense price competition while traditional sources of revenue from voice and enterprise data services are under pressure. These dynamics place increased scrutiny and prioritization of network spending and heightened focus on the return on investment of enhancing existing infrastructures or building new communications networks. Service providers need to create and rapidly deliver new, robust service offerings and dedicated communications at increasing speeds to differentiate from competitors and grow their business. At the same time, they are increasingly seeking ways to reduce their network operating and capital costs and create new service offerings profitably. By utilizing scalable networks that are less complex, less expensive to operate and more adaptable, service providers can derive increased value from their network investments through the profitable and efficient delivery of new services.
Changes in Sourcing and Procurement Strategies
     Challenging market conditions and the effects of the competitive landscape described above have only increased efforts among service providers to control network infrastructure costs. These conditions have resulted in the emergence of new sourcing and procurement strategies among service providers. Some of our customers have recently undertaken efforts to outsource entirely the building, operation and maintenance of their networks to suppliers or integrators. Others have indicated a procurement strategy to reduce the number of vendors from which they purchase equipment. We have also experienced customer efforts to seek vendor financing or other purchasing mechanisms intended to minimize or defer capital expenditures, or address business needs related to inventory levels, lead times and operating costs. We believe that changes in procurement strategies, particularly among our largest customers, will present opportunities, as well as significant challenges, for equipment providers like us. In particular, we see our consultative approach and expanded professional services offering as a key differentiator to help strengthen the strategic role we play in our customer’s networks.
Carrier-Managed Services and Private Networks
     Enterprises are increasingly requiring additional bandwidth capacity to support data interconnection, facilitate global expansion of operations, enable employee mobility and utilize video services. As information technology and communications services have taken on a strategic role in operations, enterprises and government agencies have become more concerned about network reliability and security, business continuity and disaster recovery. Many enterprises have also had to address industry-specific compliance and regulatory requirements. These changing requirements have driven service providers to ensure that their network infrastructures and service offerings can meet the changing needs of their largest customers. As a result, service providers offer a wide range of enterprise-oriented, carrier-managed services. In addition to this expansion of carrier-managed services, a number of large enterprises, government agencies and research and education institutions have decided to forego carrier-managed communications services in favor of building their own, secure private networks, some on a global scale.
Shift in Value from Networks to Applications
     In the past, enterprises and consumers perceived value in network connectivity. These end users of networks now place a higher value on the services or applications accessed and delivered over the network. As a result, service providers need to create, market and sell profitable services as opposed to simply selling connectivity. Some examples of applications causing this shift in value include:
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
We believe these shifts will require communications network infrastructures to be able to be more automated, robust and flexible.
Strategy
     Our strategy has evolved to enable our customers to deal with the challenges and industry trends discussed above. We started in the 1990s as a provider of intelligent optical transport solutions. Our focus was on making the transport network scalable, flexible and resilient through software-enabled automation. We enabled a new generation of mesh networking that allowed for new, tiered services and reduced network operating expenditures. We then combined the economics of Ethernet with our heritage of resilient optics, creating connection-oriented Ethernet products and features with carrier-grade performance. We are entering a new stage of our strategic evolution with a focus on enabling service delivery. For service providers, new services drive revenue growth. For enterprises, new services support strategic business needs and improve operational efficiency.
     Our vision is to enable a service-driven network that is automated and programmable remotely via software. Programmable networks allow our customers to adapt and scale as their business models, services mix and market demands change. Through our current product portfolio and ongoing research and development efforts, we seek to provide networking solutions, including hardware, embedded software and management software, that allow our customers to rapidly and efficiently introduce and provision new revenue-generating services while enabling operational cost savings. We believe our innovation will allow tomorrow’s service-driven network to adapt and scale, manage unpredictability, and eliminate barriers to new services. In providing these solutions, we aim to change fundamentally the way our customers compete.

     Our vision of a service-driven network is based on three key building blocks of our FlexSelect™ Architecture:
•	Programmable network elements capable of being rapidly reconfigured by software applications;
•	Embedded and management software that increases automation; and
•	True Carrier Ethernet™ (TCE) technology to provide reliable, feature-rich and cost-effective Ethernet to support a wider variety of services.
Through these technology elements, we seek to offer customers the means to automate delivery and management of a broad mix of services and enable a software-defined, service-agnostic network that offers enhanced flexibility and is more cost-effective to deploy, scale and manage.
     Incorporating this approach to service-driven networks into our strategy, we are pursuing the following initiatives:
•	Maintain and extend technology leadership in the transition from legacy network infrastructures to automated optical Ethernet networking;
•	Build upon our consultative approach and expand our professional services offerings to enhance the strategic value we bring to customer relationships in their design, deployment and delivery of new services; and
•	Grow and diversify our customer base by expanding our geographic reach, addressing new network applications and penetrating new market and customer segments.
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
Communications Service Providers
     Our communications service provider customers include regional, national and international, wireline and wireless carriers. These customers include AT&T, BT, Cable & Wireless, CenturyLink, Clearwire, France Telecom, Korea Telecom, Qwest, Sprint, Tata Communications, Telmex, Verizon and XO Communications. Traditional telecommunications service providers are our historical customer base and continue to represent the largest contributor to our revenue. We provide service providers with products from the network core to the edge to enable access. Our products enable service providers to rapidly provision new services and reduce network costs by aggregating multiservice traffic, or additional capacity, over a converged network. Our network offering enables service providers to support consumer demand for video delivery, broadband data and wireless broadband services, while continuing to support legacy voice services. Our products also enable service providers to support private networks and applications for enterprise users, including carrier-managed services, wide area network consolidation, inter-site connectivity, storage and Ethernet services.
Cable Operators
     Our customers include leading cable and multiservice operators in the U.S. and internationally. Our cable and multiservice operator customers rely upon us for carrier-grade, optical Ethernet transport and switching equipment to support enterprise-oriented services. Our platforms allow cable operators to integrate voice, video and data applications over a converged infrastructure. Our products support key cable applications including broadcast and digital video, voice over IP, video on demand and broadband data services.
Enterprise
     Our enterprise customers include large, multi-site commercial organizations, including participants in the financial, healthcare, transportation and retail industries. Our solutions can enable enterprises to achieve operational improvements, increased automation and information technology cost reductions. We offer equipment, software and services that facilitate wide area network consolidation, and storage extension for business continuity and disaster recovery. Our products enable inter-site connectivity between data centers, sales offices, manufacturing plants, retail stores and research and development centers, using an owned or leased private fiber network or a carrier-managed service. Our products facilitate key enterprise applications including data, voice, video, Ethernet services, online collaboration, conferencing and other business services. Our products also enable our enterprise customers to prevent unexpected network downtime and ensure the safety, security and availability of their data.
Government, Research and Education
     Our government customers include federal and state agencies in the U.S. as well as government entities outside of the U.S. Our customers also include domestic and international research and education institutions seeking to take advantage of technology innovation and facilitate increased collaboration. Our products, software and services enable these customers to improve network performance, capacity, security, reliability and flexibility. Our products also enable government agencies and research and education institutions to build their own secure, private networks.
Products and Services
     We offer a portfolio of communications networking equipment and management software that form the building blocks of a service-driven network. Our product portfolio consists of our optical service delivery products and our carrier Ethernet service delivery products. Together with our professional services, these offerings provide solutions to address the business needs of our customers and the tools necessary to face the market and technological challenges described above.
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
     Our principal core switching product is our CoreDirector® Multiservice Optical Switch. CoreDirector is a multiservice, multi-protocol switching system that consolidates the functionality of an add/drop multiplexer, digital cross-connect and packet aggregator, into a single, high-capacity intelligent switching system. CoreDirector’s mesh capability creates more efficient, more reliable networks. In addition to its application in core networks, CoreDirector may also be used in metro networks for aggregation and forwarding of multiple services, including Ethernet/TDM Private Line, Triple Play and IP services. In 2009, we introduced our CoreDirector-FS, an expansion of our CoreDirector offering incorporating our FlexSelect technology elements. We also introduced our 5400 family of reconfigurable switching systems. These multi-terabit Ethernet, OTN and TDM switching systems with integrated transport functionality can be flexibly configured to implement a broad range of network elements including a scalable optical cross-connect, feature-rich Carrier Ethernet switch, or a fully converged packet-optical transport and switching system. These new platforms provide the capabilities and reliability of CoreDirector, while providing service providers the ability to scale to higher capacities and transition to packet-based networks.
     In nationwide networks, our switching elements are connected by a reliable long-haul transport infrastructure. Our principal long-haul, core transport product is our CoreStream® Agility Optical Transport System. CoreStream Agility is a flexible, scalable wavelength division multiplexing (WDM) solution that enables cost-effective and efficient transport of voice, video and data related to a variety of services for core networks as well as regional and metro networks.
     Our optical service delivery solution in metro and regional networks is our CN 4200® FlexSelect Advanced Services Platform family. Our CN 4200 family of products provides optical transport, wavelength switching, TDM switching and packet switching, and includes a reconfigurable optical add-drop multiplexer (ROADM), several chassis sizes and a comprehensive set of line cards. Our CN 4200 platform is scalable and can be utilized from the customer premises, where space and power are critical, to the metropolitan/regional core, where the need for high capacity and carrier-class performance are essential.

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
Carrier Ethernet Service Delivery
     Our carrier Ethernet service delivery offering primarily consists of service delivery switching products and service aggregation platforms. This offering also includes our legacy broadband access products for residential services. These products allow customers to utilize the automation and capacity created by our optical service delivery products in core and metro networks and to deliver new, revenue-generating services to consumers and enterprises. Our carrier Ethernet service delivery products have applications from the edge of the metro/core network to the customer premises.
     Our service delivery and aggregation switches provide True Carrier Ethernet, a more reliable and feature rich type of Ethernet that can support a wider variety of services. These products support the access and aggregation tiers of communications networks, and are typically deployed in metro and access networks. Service delivery products are often used at customer premises locations while aggregation platforms are used to combine service to improve network resource utilization. Employing sophisticated carrier Ethernet switching technology, these products deliver quality of service capabilities, virtual local area networking and switching functions, and carrier-grade operations, administration, and maintenance features. In 2009, we introduced several additions to our service delivery and aggregation offering intended to increase capacity for higher bandwidth user connections and a broader set of aggregation and switching capabilities, such as enterprise locations, backhaul from wireless cell sites, multi-tenant unit buildings and outside plant cabinets. Initial deployment of these products have principally been in support of wireless backhaul deployments, including, in large part, 4G WiMax, and business data services.
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

Product Development
     Our industry is subject to rapid technological developments, evolving standards and protocols, and shifts in customer demand. To remain competitive, we must continually enhance existing product platforms by adding new features and functionality and introduce new product platforms that address next-generation technologies and facilitate the transition to automated optical Ethernet networking. Our current development investments are focused upon:
•	Data-optimized switching solutions and evolution of our CoreDirector family and 5400 family of reconfigurable switching solutions;
•	Extending and increasing capacity of our converged optical transport service delivery portfolio, including 100G transport technologies and capabilities;
•	Expanding our carrier Ethernet service delivery portfolio, including larger Ethernet aggregation switches; and
•	Extending the value of our network management software platform across our product portfolio.
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
     We regularly review our product offerings and development projects to determine their fit within our portfolio and broader strategy. We assess the market demand, prospective return on investment and growth opportunities, as well as the costs and resources necessary to support these products or development projects. In recent years, our strategy has been to pursue technology and product convergence that allows us to consolidate multiple technologies and functionalities on a single platform, or to control and manage multiple elements throughout the network from a uniform management system, ultimately creating more robust and cost-effective network tools. We have also shifted our strategic development approach from delivering point products to comprehensive hardware, software and service solutions that address the business needs of our customers.
     Our research and development expense was $127.3 million, $175.0 million and $190.3 million for fiscal 2007, 2008 and 2009, respectively. For more information regarding our research and development expense, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report.
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

Manufacturing and Operations
     Our manufacturing and operations personnel manage our relationships with our contract manufacturers, our supply chain, our product testing and quality, and logistics relating to our sales and distribution efforts. We utilize a global sourcing strategy that focuses on sourcing of materials in lower cost regions such as Asia. We also rely on contract manufacturers, with facilities principally in China and Thailand, to perform the majority of the manufacturing for our products. We believe that this allows us to conserve capital, lower costs of product sales, adjust quickly to changes in market demand, and operate without dedicating significant resources to manufacturing-related plant and equipment. We utilize a direct order fulfillment model for certain products. This allows us to rely on our contract manufacturers to perform final system integration and test, prior to direct shipment of products from their facilities to our customers. For certain product lines, we continue to perform a portion of the module assembly, final system integration and testing.
     Our contract manufacturers procure components necessary for assembly and manufacture of our products based on our specifications, approved vendor lists, bill of materials and testing and quality standards. Our contract manufacturers’ activity is based on rolling forecasts that we provide to them to estimate demand for our products. This build-to-forecast purchase model exposes us to the risk that our customers will not order those products for which we have forecast sales, or will purchase less than we have forecast. As a result, we may incur carrying charges or obsolete material charges for components purchased by our contract manufacturers. We work closely with our contract manufacturers to manage material, quality, cost and delivery times, and we continually evaluate their services to ensure performance on a reliable and cost-effective basis.
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
Backlog
     Generally, we make sales pursuant to purchase orders issued under framework agreements that govern the general commercial terms and conditions of the sale of our products and services. These agreements do not obligate customers to purchase any minimum or guaranteed order quantities. At any given time, we have orders for products that have not been shipped and for services that have not yet been performed. We also have products that have been delivered and services that have been performed that are awaiting customer acceptance. Generally, our customers may cancel or change their orders with limited advance notice, or they may decide not to accept these products and services. As a result, backlogged orders should not be viewed as an accurate indicator of future revenue in any particular period. As of October 31, 2008 and 2009, our backlog was approximately $301 million and $291 million, respectively. Backlog includes product and service orders from commercial and government customers combined. Backlog at October 31, 2009 includes approximately $54 million primarily related to orders for maintenance and support services that we do not reasonably expect to be filled within the next fiscal year. Our presentation of backlog may not be comparable with figures presented by other companies in our industry.
Seasonality
     Like other companies in our industry, we have experienced quarterly fluctuations in customer activity due to seasonal considerations. We have experienced reductions in customer order volume toward the end of calendar year and again early in the calendar year as annual capital budgets are finalized. We have also experienced reductions in order volume, particularly in Europe, during the late summer months. As a result of these seasonal effects, we have experienced decreases in orders during our fiscal first quarter, which ends on January 31 of each year, and our fiscal third quarter, which ends on July 31 of each year. These seasonal effects do not apply consistently and do not always correlate to our financial results. Accordingly, they should not be considered a reliable indicator of our future revenue or results of operations.
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
     Competition for sales of communications networking equipment is dominated by a small number of very large, multinational companies. Our competitors have included Alcatel-Lucent, Cisco, Ericsson, Fujitsu, Huawei, Nokia Siemens Networks, Nortel and Tellabs. These competitors have substantially greater financial, operational and marketing resources than us. Many of our competitors also have well-established relationships with large service providers. In recent years, mergers among some of our larger competitors have intensified these advantages. Our industry has also experienced increased competition from low-cost producers in Asia, which can contribute to pricing pressure.
     We also compete with several smaller, but established, companies that offer one or more products that compete directly or indirectly with our offerings or whose products address specific niches within the markets we address. These competitors include ADVA and Infinera. In addition, there are a variety of earlier-stage companies with products targeted at specific segments of the communications networking market. These competitors often employ aggressive competitive and business tactics as they seek to gain entry to certain customers or markets. Due to these practices and the narrower focus of their development efforts, these competitors may be able to develop and introduce products more quickly, or offer commercial terms that are more attractive to customers.
Patents, Trademarks and Other Intellectual Property Rights
     We rely upon patents, copyrights, trademarks, and trade secret laws to establish and maintain proprietary rights in our technology. We regularly file applications for patents and trademarks and have a significant number of patents and trademarks in the United States and other countries where we do business. As of December 1, 2009, we had received 563 U.S. patents and had pending 189 U.S. patent applications. Of the patents that have been issued, the earliest any will expire is March 19, 2010. We also rely on non-disclosure agreements and other contracts and policies regarding confidentiality, with employees, contractors and customers to establish proprietary rights and protect trade secrets and confidential information. Our practice is to require employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements with us. These agreements acknowledge our exclusive ownership of intellectual property developed by the individual during the course of his or her work with us. The agreements also require that these persons maintain the confidentiality of all proprietary information disclosed to them.
     Enforcing proprietary rights, especially patents, can be costly and uncertain. Moreover, monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps that we are taking will detect or prevent unauthorized use, particularly as we expand our operations, product development and the manufacturing of our products internationally, into countries that may not provide the same level of intellectual property protection as the United States. In recent years, we have filed suit to enforce our intellectual property rights and have been subject to several claims related to patent infringement. In some cases, resolution of these claims has resulted in our payment of substantial sums. We believe that the frequency of patent infringement claims is increasing as patent holders, including entities that are not in our industry and who purchase patents as an investment or to monetize such rights by obtaining royalties, use such claims as a competitive tactic and source of additional revenue. Third party infringement assertions, even those without merit, could cause us to incur substantial costs. If we are not successful in defending these claims, we could be required to enter into a license agreement requiring ongoing royalty payments, we may be required to redesign our products, or we may be prohibited from selling any infringing technology.
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
Environmental Matters
     Our business and operations are subject to environmental laws in various jurisdictions around the world, including the Waste Electrical and Electronic Equipment (WEEE) and Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS)

regulations adopted by the European Union. We seek to operate our business in compliance with such laws relating to the materials and content of our products and product takeback and recycling. Environmental regulation is increasing, particularly outside of the United States, and we expect that our domestic and international operations may be subject to additional environmental compliance requirements, which could expose us to additional costs. To date, our compliance costs relating to environmental regulations have not resulted in a material adverse effect on our business, results of operations or financial condition.
Employees
     As of October 31, 2009, we had 2,163 employees. None of our employees is represented by labor unions or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider the relationships with our employees to be good. We believe that our future success depends in critical part on our continued ability to recruit, motivate and retain qualified personnel.
Directors and Executive Officers
     The table below sets forth certain information concerning our directors and executive officers:

Name	Age	Position
Patrick H. Nettles, Ph.D.	66	Executive Chairman of the Board of Directors
Gary B. Smith	49	President, Chief Executive Officer and Director
Stephen B. Alexander	50	Senior Vice President, Chief Technology Officer
Michael G. Aquino	53	Senior Vice President, Global Field Operations
James E. Moylan, Jr.	58	Senior Vice President, Finance and Chief Financial Officer
Andrew C. Petrik	46	Vice President and Controller
David M. Rothenstein	41	Senior Vice President, General Counsel and Secretary
Arthur D. Smith, Ph.D.	43	Senior Vice President, Chief Integration Officer
Stephen P. Bradley, Ph.D. (2)(3)	68	Director
Harvey B. Cash (1)(3)	71	Director
Bruce L. Claflin (1)(2)	58	Director
Lawton W. Fitt (2)	56	Director
Judith M. O’Brien (1)(3)	59	Director
Michael J. Rowny (2)	59	Director
Patrick T. Gallagher (2)	54	Director

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

(3)	Member of the Governance and Nominations Committee
     Our Directors hold staggered terms of office, expiring as follows: Ms. Fitt, Dr. Nettles and Mr. Rowny in 2010; Ms. O’Brien and Messrs. Cash and Smith in 2011; and Messrs. Bradley, Claflin and Gallagher in 2012. In accordance with Ciena’s bylaws, Mr. Gallagher will stand for election by shareholders at the 2010 annual meeting to serve the remainder of the term above.
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
     Arthur D. Smith, Ph.D. joined Ciena in May 1997 and has served as Chief Integration Officer since December 2009. Dr. Smith assumed this new role in support of the substantial integration effort associated with our acquisition of substantially all of the optical networking and carrier Ethernet assets of Nortel’s Metro Ethernet Networks (MEN) business. Dr. Smith previously served as Ciena’s Chief Operating Officer from October 2005 to December 2009. Dr. Smith served as Senior Vice President, Global Operations from September 2003 to October 2005. Previously, Dr. Smith served as Senior Vice President, Worldwide Customer Services and Support from June 2002 to September 2003.
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
     Bruce L. Claflin has served as a Director of Ciena since August 2006. Mr. Claflin served as President and Chief Executive Officer of 3Com Corporation from January 2001 until his retirement in February 2006. Mr. Claflin joined 3Com as President and Chief Operating Officer in August 1998. Prior to 3Com, Mr. Claflin served as Senior Vice President and General Manager, Sales and Marketing, for Digital Equipment Corporation. Mr. Claflin also worked for 22 years at IBM, where he held various sales, marketing and management positions, including general manager of IBM PC Company’s worldwide research and development, product and brand management, as well as president of IBM PC Company Americas. Mr. Claflin also serves on the board of directors of Advanced Micro Devices (AMD) where he is currently Chairman of the Board.
     Lawton W. Fitt has served as a Director of Ciena since November 2000. From October 2002 to March 2005, Ms. Fitt served as Director of the Royal Academy of Arts in London. From 1979 to October 2002, Ms. Fitt was an investment banker with Goldman Sachs & Co., where she was a partner from 1994 to October 2002, and a managing director from 1996 to October 2002. Ms. Fitt serves on the board of directors of Thomson Reuters Corporation, Frontier Communications Corporation, The Progressive Corporation and Overture Acquisition Corp.
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
     Patrick T. Gallagher has served as a Director of Ciena since May 2009. Mr. Gallagher currently serves as Chairman of Ubiquisys Ltd., a leading developer and supplier of femtocells for the global 3G mobile wireless market. From January 2008 until February 2009, Mr. Gallagher was Chairman of Macro 4 plc, a global software solutions company, and from May 2006 until March 2008, served as Vice Chairman of Golden Telecom Inc., a leading facilities-based provider of integrated communications in Russia and the CIS. From 2003 until 2006, Mr. Gallagher was Executive Vice Chairman and served as Chief Executive Officer of FLAG Telecom Group and, prior to that role, held various senior management positions at British Telecom. Mr. Gallagher also serves on the board of directors of Harmonic Inc. and Sollers JSC.
Item 1A. Risk Factors
Risks relating to our pending acquisition of certain Nortel Metro Ethernet Networks (MEN) Assets
     Business combinations involve a high degree of risk. In addition to the other information contained in this report, you should consider the following risk factors related to our pending acquisition of certain Nortel MEN assets before investing in our securities.
The pending transaction may not be completed, may be delayed or may result in the imposition of conditions that could have a material adverse effect on Ciena’s operation of the business following completion.
     In addition to customary closing conditions, completion of the pending transaction is conditioned upon the receipt of certain governmental clearances or approvals that have not yet been obtained, including, without limitation, the Investment Canada Act and regional bankruptcy approvals in France and Israel. Completion of the transaction is also subject to information and consultation with employee representatives and/or employees in certain international jurisdictions. Ciena has previously been granted early termination of the antitrust waiting period under the Hart-Scott-Rodino Act and the Canadian Competition Act. There can be no assurance that these clearances and approvals will be obtained and that previous clearances will be maintained. Third parties could petition to have governmental entities reconsider previously granted clearances. In addition, the governmental entities from which clearances and approvals are required may impose conditions on the completion of the transaction, require changes to the terms of the transaction or impose restrictions on the operation of the business following completion of the transaction. If the transaction is not completed, completion is delayed or Ciena becomes subject to any material conditions in order to obtain any clearances or approvals required to complete the transaction, its business and results of operations may be adversely affected and its stock price may suffer.
We may fail to realize the anticipated benefits and operating synergies expected from the transaction, which could adversely affect our operating results and the market price of our common stock.
     The success of the transaction will depend, in significant part, on our ability to successfully integrate the acquired business and realize the anticipated benefits and operating synergies to be derived from the combination of the two businesses. We believe that the additional resources, expanded geographic reach, new and broader customer relationships, and deeper portfolio of complementary network solutions derived from the pending transaction will accelerate the execution of our corporate and product development strategy and provide opportunities to optimize our product development investment. Actual cost, operating, strategic and sales synergies, if achieved at all, may be lower than we expect and may take longer to achieve than anticipated. If we are not able to adequately address the integration challenges above, we may be unable to realize the anticipated benefits of the transaction. The anticipated benefits of the transaction may not be realized fully or at all or may take longer to realize than expected. If we are not able to achieve these objectives, the value of Ciena’s common stock may be adversely affected.
Our pending acquisition will result in significant integration costs and any material delays or unanticipated additional expense may harm our business and results of operations.
     We expect the magnitude of the integration effort will be significant and that it will require material capital and operating expense by Ciena. We currently expect that integration expense associated with equipment and information technology costs, transaction expense, and consulting and third party service fees associated with integration, will be approximately $180 million over a two-year period, with a significant portion of such costs anticipated to be incurred in the first year after completion of the transaction. This amount does not give effect to any expense related to, among other things, facilities restructuring or inventory obsolescence charges. This amount also does not give effect to higher operating expense associated with transition services described below. As a result, the integration expense we incur and recognize for financial statement purposes could be significantly higher. Any material delays or unanticipated additional expense may harm our business and results of operations.

The integration of the acquired assets will be extremely complex and involve a number of risks. Failure to successfully integrate our respective operations, including the underlying information systems, could significantly harm our business and results of operations.
     Because of the structure of the transaction, as an asset carve out from Nortel, upon completion of the transaction we will not be integrating an entire enterprise, with the back-office systems and processes that make the business run, when we complete this transaction. We must build the infrastructure and organizations, and retain third party services, to ensure business continuity and to support and scale our business. Integrating our operations will be extremely complex and there is no assurance that we will not encounter material delays or unanticipated costs that would adversely affect our business and results of operations. Successful integration involves numerous risks, including:
•	assimilating product offerings and sales and marketing operations;
•	coordinating research and development efforts;
•	retaining and attracting customers following a period of significant uncertainty associated with the acquired business;
•	diversion of management attention from business and operational matters;
•	identifying and retaining key personnel;
•	maintaining and transitioning relationships with key vendors, including component providers, manufacturers and service providers;
•	integrating accounting, information technology, enterprise management and administrative systems which may be difficult or costly;
•	making significant cash expenditures that may be required to retain personnel or eliminate unnecessary resources;
•	managing tax costs or liabilities;
•	coordinating a broader and more geographically dispersed organization;
•	maintaining uniform standards, procedures and policies to ensure efficient and compliant administration of the organizaton; and
•	making any necessary modifications to internal control to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.
          Delays encountered in the integration process, significant cost overruns and unanticipated expense could have a material adverse effect on our operating results and financial condition.
Following completion of the transaction we will rely upon an affiliate of Nortel to perform certain critical transition services during a transition period and there can be no assurance that such services will be performed timely and effectively.
     Following the completion of the transaction, we will rely upon an affiliate of Nortel for certain transition services related to the operation and continuity of the business following completion of the transaction. These services include, among others, critical functions relating to accounting, information technology, maintenance services and facilities. We anticipate that transition service-related expense will be significant and the administration and oversight of these services will be complex. The transition service provider will be performing services on behalf of Ciena as well as certain other purchasers of those businesses that Nortel has divested in the course of its bankruptcy proceedings. Relying upon this transition services provider to perform critical operations and services raises a number of significant business and operational risks, including its ability to become an effective support partner for all of the Nortel purchasers, segregation of such services, and its ability to retain experienced and knowledgeable personnel. There can be no assurance such services will be performed timely and effectively. Significant disruption in these transition services or unanticipated costs related to such services could adversely affect our business and results of operations.
Upon the closing of the transaction, we will take on substantial additional indebtedness and materially reduce our cash balance.
     In accordance with the applicable asset purchase agreements, upon completion of the transaction, we will pay the sellers $530 million in cash and issue them $239 million in aggregate principal of senior convertible notes due in fiscal 2017. This cash expenditure will significantly reduce our cash balance. In addition, the terms of the notes to be issued provide for an adjustment of the interest rate up to a maximum of 8% per annum, depending upon the market price of our common stock upon the completion of the transaction. The lower cash balance and increased indebtedness resulting from this transaction could adversely affect our business. In particular, it could increase our vulnerability to sustained, adverse macroeconomic weakness, limit our ability to obtain further financing and limit our ability to pursue certain operational and strategic opportunities. Our indebtedness and lower cash balance may also put us in a competitive disadvantage to other vendors with greater resources.
The transaction may expose us to significant unanticipated liabilities that could adversely affect our business and results of operations.
     Our purchase of the acquired business in connection with Nortel’s bankruptcy proceedings may expose us to significant unanticipated liabilities. We may incur unforeseen liabilities relating to the operation of the business including employment related obligations under applicable law or benefits arrangements, legal claims, warranty or similar liabilities to customers, and claims by or amounts owed to vendors, including as a result of any contracts assigned to Ciena in the transaction. We may also incur liabilities or claims associated with our acquisition or licensing of Nortel’s technology and intellectual property including claims of infringement. Our acquisition of Nortel’s assets, particularly in international jurisdictions, could also expose us to tax liabilities and other amounts owed by Nortel. The incurrence of such unforeseen or unanticipated liabilities, should they be significant, could have a material adverse affect on our business, results of operations and financial condition.
The transaction may not be accretive and may cause dilution to our earnings per share, which may harm the market price of our common stock.
     We currently anticipate that the transaction will be accretive to earnings per share for fiscal 2011. This expectation is based on preliminary estimates which may materially change after the completion of the transaction. We have previously incurred operating expense, on a stand alone basis, higher than we anticipated for periods during fiscal 2009. The magnitude of the integration relating to our pending transaction, together with the increased scale of our operations resulting from the transaction, will make forecasting, managing and constraining our operating expense even more difficult. We could also encounter additional transaction and integration-related costs or fail to realize all of the benefits of the transaction that underlie our financial model and expectations as to profitability. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the transaction and cause a decrease in the price of our common stock.
The complexity of the integration and transition associated with our pending transaction, together with the increased scale of our operations, may challenge our internal control over financial reporting and our ability to effectively and timely report our financial results.
     Following the completion of the pending transaction, we will rely upon a combination of Ciena information systems and critical transition services that are necessary for us to accurately and effectively compile and report our financial results. We will also have to train new employees and third party providers, and assume operations in jurisdictions where we have not previously had operations. The scale of these operations, together with the complexity of the integration effort, including changes to or implementation of critical information technology systems, may adversely affect our ability to report our financial results on a timely basis. We expect that the transaction may necessitate significant modifications to our internal control systems, processes and information systems. We cannot be certain that changes to our design for internal control over financial reporting will be sufficient to enable management or our independent registered public accounting firm to determine that our internal controls are effective for any period, or on an ongoing basis. If we are unable to accurately and timely report our financial results, or are unable to assert that our internal controls over financial reporting are effective, our business and market perception of our financial condition may be harmed and the trading price of our stock may be adversely affected.
Following our acquisition of the Nortel assets, the combined company must continue to retain, motivate and recruit key executives and employees, which may be difficult in light of uncertainty regarding the pending transaction and the significant integration efforts following closing.
     For the pending transaction to be successful, during the period before the transaction is completed, both Ciena and Nortel must continue to retain, motivate and recruit executives and other key employees. Moreover, following the completion of the transaction, Ciena must be successful at retaining and motivating key employees. Experienced employees, particularly with experience in optical engineering, are in high demand and competition for their talents can be intense. Employees of both companies may experience uncertainty, real or perceived, about their future role with the combined company until, or even after, Ciena’s post-closing strategies are announced or executed. These potential distractions may adversely affect the ability to retain, motivate and recruit executives and other key employees and keep them focused on corporate strategies and objectives. The failure to attract, retain and motivate executives and other key employees before and following completion of the transaction could have a negative impact on Ciena’s business.

Risks related to our current business and operations
     Investing in our securities involves a high degree of risk. In addition to the other information contained in this report, you should consider the following risk factors before investing in our securities.
Our business and operating results could be adversely affected by unfavorable macroeconomic and market conditions and reductions in the level of capital expenditure by our largest customers in response to these conditions.
     Starting in the second half of fiscal 2008, our business began to experience the effects of worsening macroeconomic conditions and significant disruptions in the financial and credit markets globally. In the face of these conditions, many companies, including some of our largest communications service provider customers, significantly reduced their network infrastructure expenditures as they sought to conserve capital, reduce debt or address uncertainties or changes in their own business models brought on by broader market challenges. Our business experienced lengthening sales cycles, customer delays in network buildouts and slowing deployments, resulting in lower demand across our customer base in all geographies. Our results of operations for fiscal 2009 were materially adversely affected by the weakness, volatility and uncertainty presented by the global market conditions that we encountered during the year.
     Broad macroeconomic weakness, customer financial difficulties, changes in customer business models and constrained spending on communications networks have previously resulted in sustained periods of decreased demand for our products and services that have adversely affected our operating results. Challenging economic and market conditions may also result in:
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
     Our business and financial results are closely tied to the prospects, performance, and financial condition of our largest communications service provider customers and are significantly affected by market or industry-wide changes that affect their businesses and their level of infrastructure-related spending. These factors include the level of enterprise and consumer spending on communications services, adoption of new communications services or applications and consumption of available network capacity. We are uncertain as to how long current unfavorable macroeconomic and industry conditions will persist and the magnitude of their effects on our business and results of operations.
A small number of communications service providers account for a significant portion of our revenue. The loss of any of these customers, or a significant reduction in their spending, would have a material adverse effect on our business and results of operations.
     A significant portion of our revenue is concentrated among a relatively small number of communications service providers. Eight customers accounted for greater than 60% of our revenue in fiscal 2009. Consequently, our financial results are closely correlated with the spending of a relatively small number of communications service providers. The terms of our frame contracts generally do not obligate these customers to purchase any minimum or specific amounts of equipment or services. Because their spending may be unpredictable and sporadic, our revenue and operating results can fluctuate on a quarterly basis. Reliance upon a relatively small number of customers increases our exposure to changes in their network and purchasing strategies. Some of our customers are pursuing efforts to outsource the management and operation of their networks, or have indicated a procurement strategy to reduce or rationalize the number of vendors from which they purchase equipment. These strategies may present challenges to our business and could benefit our larger competitors. Our concentration in revenue has increased in recent years, in part, as a result of consolidations among a number of our largest customers. Consolidations may increase the likelihood of temporary or indefinite reductions in customer spending or changes in network strategy that could harm our business and operating results. The loss of one or more large service provider customers, or a significant reduction in their spending, as a result of the factors above or otherwise, would have a material adverse effect on our business, financial condition and results of operations.

Our revenue and operating results can fluctuate unpredictably from quarter to quarter.
     Our revenue and results of operations can fluctuate unpredictably from quarter to quarter. Our budgeted expense levels depend in part on our expectations of long-term future revenue and gross margin, and substantial reductions in expense are difficult and can take time to implement. Uncertainty or lack of visibility into customer spending, and changes in economic or market conditions, can make it difficult to prepare reliable estimates of future revenue and corresponding expense levels. Consequently, our level of operating expense or inventory may be high relative to our revenue, which could harm our ability to achieve or maintain profitability. Given market conditions and the effect of cautious spending in recent quarters, lower levels of backlog orders and an increase in the percentage of quarterly revenue relating to orders placed in that quarter could result in more variability and less predictability in our quarterly results.
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
     Many factors affecting our results of operations are beyond our control, particularly in the case of large service provider orders and multi-vendor or multi-technology network infrastructure builds where the achievement of certain thresholds for acceptance is subject to the readiness and performance of the customer or other providers, and changes in customer requirements or installation plans. As a consequence, our results for a particular quarter may be difficult to predict, and our prior results are not necessarily indicative of results likely in future periods. The factors above may cause our revenue and operating results to fluctuate unpredictably from quarter to quarter. These fluctuations may cause our operating results to be below the expectations of securities analysts or investors, which may cause our stock price to decline.
We face intense competition that could hurt our sales and results of operations.
     The markets in which we compete for sales of networking equipment, software and services are extremely competitive, particularly the market for sales to large communications service providers. The level of competition and pricing pressure that we face increases substantially during periods of macroeconomic weakness, constrained spending or fewer network projects. As a result of current market conditions, we have experienced significant competition and increased pricing pressure, particularly for our optical transport products. We face particularly intense competition in our efforts to attract additional large carrier customers in new geographies and secure new market opportunities with existing carrier customers. In an effort to secure attractive long-term customers or new customers, we may agree to pricing or other terms that that result in negative gross margins on a particular order or group of orders.
     Competition in our markets, generally, is based on any one or a combination of the following factors: price, product features, functionality and performance, introduction of innovative network solutions, manufacturing capability and lead-times, incumbency and existing business relationships, scalability and the flexibility of products to meet the immediate and future network requirements of customers. A small number of very large companies have historically dominated our industry. These competitors have substantially greater financial, technical and marketing resources, greater manufacturing capacity, broader product offerings and more established relationships with service providers and other potential customers than we do. Because of their scale and resources, they may be perceived to be better positioned to offer network operating or management service for large carrier customers. Consolidation activity among large networking equipment providers has caused some of our competitors to grow even larger, which may increase their strategic advantages and adversely affect our competitive position.
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
     We rely upon third party contract manufacturers to perform the majority of the manufacturing of our products and components. In recent years we have transitioned a significant portion of our product manufacturing to overseas suppliers in Asia, with much of the manufacturing taking place in China and Thailand. Some of our contract manufacturers ship products directly to our customers on behalf of Ciena. Our reliance upon these manufacturers could expose us to increased risks related to lead times, continued supply, on-time delivery, quality assurance and compliance with environmental standards and other regulations. Reliance upon third parties for manufacture of our products significantly exposes us to risks related to their business, financial position and continued viability, which may be adversely affected by broader negative macroeconomic conditions and difficulties in the credit markets. These conditions may disrupt their operations, result in discontinuation of services, or result in pricing increases that affect our manufacturing requirements. Disruptions to our business could also arise as a result of ineffective business continuity and disaster recovery plans by our manufacturers. We do not have contracts in place with some of our manufacturers and do not have guaranteed supply of components or manufacturing capacity. We could also experience difficulties as a result of geopolitical events, military actions or health pandemics in the countries where our products or components thereof are manufactured. During the first quarter of fiscal 2009, protests resulted in a blockade of Thailand’s main international airport, which delayed product shipments from one of our key contract manufacturers. Significant disruptions or difficulties with our contract manufacturers could negatively affect our business and results of operations.
Investment of research and development resources in technologies for which there is not a matching market opportunity, or failure to sufficiently or timely invest in technologies for which there is market demand, would adversely affect our revenue and profitability.
     The market for communications networking equipment is characterized by rapidly evolving technologies and changes in market demand. We continually invest in research and development to sustain or enhance our existing products and develop or acquire new products technologies. Our current development efforts are focused upon the evolution of our CoreDirector Multiservice Optical Switch family, the expansion of our carrier Ethernet service delivery and aggregation products, and the extension of our CN 4200 converged optical service delivery portfolio, including 100G technologies and capabilities. There is often a lengthy period between commencing these development initiatives and bringing a new or revised product to market. During this time, technology preferences, customer demand and the market for our products may move in directions we had not anticipated. There is no guarantee that new products or enhancements will achieve market acceptance or that the timing of market adoption will be as predicted. There is a significant possibility, therefore, that some of our development decisions, including our acquisitions or investments in technologies, will not turn out as anticipated, and that our investment in some projects will be unprofitable. There is also a possibility that we may miss a market opportunity because we failed to invest, or invested too late, in a technology, product or enhancement. Changes in market demand or investment priorities may also cause us to discontinue existing or planned development for new products or features, which can have a disruptive effect on our relationships with customers. If we fail to make the right investments or fail to make them at the right time, our competitive position may suffer and our revenue and profitability could be harmed.
Product performance problems could damage our business reputation and negatively affect our results of operations.
     The development and production of highly technical and complex communications network equipment is complicated. Some of our products can be fully tested only when deployed in communications networks or when carrying traffic with other equipment. As a result, product performance problems are often more acute for initial deployments of new products and product enhancements. Our products have contained and may contain undetected hardware or software errors or defects. These defects have resulted in warranty claims and additional costs to remediate. Unanticipated problems can relate to the design, manufacturing, installation or integration of our products. Performance problems and product malfunctions can also relate to defects in components, software or manufacturing services supplied by third parties. Product performance, reliability and quality problems can negatively affect our business, including:
•	increased costs to remediate software or hardware defects or replace products;
•	payment of liquidated damages or similar claims for performance failures or delays;

•	increased inventory obsolescence;

•	increased warranty expense or estimates resulting from higher failure rates, additional field service obligations or other rework costs related to defects;
•	delays in recognizing revenue or collecting accounts receivable; and
•	declining sales to existing customers and order cancellations.
Product performance problems could also damage our business reputation and harm our prospects with potential customers. These consequences of product defects or quality problems could negatively affect our business and results of operations.
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
     We depend on third party suppliers for our product components and subsystems, as well as for equipment used to manufacture and test our products. Our products include key optical and electronic components for which reliable, high-volume supply is often available from sole or limited sources. We have previously encountered shortages in availability for important components that have affected our ability to deliver products in a timely manner. Our business would be negatively affected if one or more of our suppliers were to experience any significant disruption in their operations affecting the price, quality, availability or timely delivery of components. Current unfavorable economic conditions, including a lack of liquidity, may adversely affect the business of our suppliers or the terms on which we purchase components. We have seen an increased incidence of component discontinuation as suppliers alter their businesses to adjust to market conditions. As a result of our reliance on third parties, we may be unable to secure the components or subsystems that we require in sufficient quantity and quality on reasonable terms. The loss of a source of supply, or lack of sufficient availability of key components, could require us to redesign products that use those components, which would increase our costs and negatively affect our product gross margin and results of operations. Difficulties with suppliers could also result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships.
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
Difficulties with service partners could cause us to transition a larger share of deployment and other services from third parties to internal resources, thereby increasing our services overhead costs and negatively affecting our services gross margin and results of operations.
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
     We expect that our international activities will be dynamic, and we may enter new markets and withdraw from or reduce operations in others. These changes to our international operations may require significant management attention and result in additional expense. In some countries, our success will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products.
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
     Because a significant portion of our sales is denominated in U.S. dollars, an increase in the value of the dollar could increase the real cost to our customers of our products in markets outside the United States. In addition, we face exposure to currency exchange rates as a result of our non-U.S. dollar denominated operating expense in Europe, Asia and Canada. In recent years, our international operations and our reliance upon international suppliers have grown considerably. A weakened dollar could increase the cost of local operating expenses and procurement of raw materials where we must purchase components in foreign currencies. As a result, we may be susceptible to negative effects of foreign exchange changes. We have previously hedged against currency exposure associated with anticipated foreign currency cash flows and may do so in the future. These hedging activities are intended to offset currency fluctuations on a portion of our non-U.S. dollar denominated operating expense. There can be no assurance that these hedging instruments will be effective in all circumstances and losses associated with these instruments may negatively affect our results of operations.
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
     The successful operation of various internal business processes and information systems is critical to the efficient operation of our business. If these systems fail or are interrupted, our operations may be adversely affected and operating results could be harmed. In recent years, we have experienced considerable growth in transaction volume, headcount and reliance upon international resources in our operations. Our business processes and information systems need to be sufficiently scalable to support the growth of our business. To improve the efficiency of our operations and achieve greater automation, we routinely upgrade business processes and information systems. Significant changes to our processes and systems expose us to a number of operational risks. These changes may be costly and disruptive, and could impose substantial demands on management time. These changes may also require the modification of a number of internal control procedures. Any material disruption, malfunction or similar problems with our business processes or information systems, or the transition to new processes and systems, could have a negative effect on the operation of our business and our results of operations.
Strategic acquisitions and investments may expose us to increased costs and unexpected liabilities.
     We may acquire or make strategic investments in other companies to expand the markets we address, diversify our customer base or acquire or accelerate the development of technology or products. To do so, we may use cash, issue equity that would dilute our current stockholders’ ownership, incur debt or assume indebtedness. These transactions involve numerous risks, including:
•	significant integration costs;
•	integration and rationalization of operations, products, technologies and personnel;
•	diversion of management’s attention;
•	difficulty completing projects of the acquired company and costs related to in-process projects;
•	the loss of key employees;
•	ineffective internal controls over financial reporting;
•	dependence on unfamiliar suppliers or manufacturers;
•	exposure to unanticipated liabilities, including intellectual property infringement claims; and
•	adverse tax or accounting effects including amortization expense related to intangible assets and charges associated with impairment of goodwill.
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
     At October 31, 2009, we had $154.7 million in long-lived assets, which includes $60.8 million of intangible assets on our balance sheet. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. Our assumptions are used to forecast future, undiscounted cash flows. Given the current economic environment, uncertainties regarding the duration and severity of these conditions, forecasting future business is difficult and subject to modification. If actual market conditions differ or our forecasts change, we may be required to reassess long-lived assets and could record an impairment charge. Any impairment charge relating to long-lived assets would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results could be materially adversely affected in such period.
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
     At October 31, 2009, indebtedness on our outstanding convertible notes totaled $798.0 million in aggregate principal. Our indebtedness and repayment obligations could have important negative consequences, including:
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
Our stock price is volatile.
     Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. Volatility in our stock price can arise as a result of a number of the factors discussed in this “Risk Factors” section. During fiscal 2009, our stock price ranged from a high of $16.64 per share to a low of $4.98 per share. The stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, with such volatility often unrelated to the operating performance of these companies. Divergence between our actual or anticipated financial results and published expectations of analysts can cause significant swings in our stock price. Our stock price can also be affected by announcements that we, our competitors, or our customers may make, particularly announcements related to acquisitions or other significant transactions. Our common stock is included in a number of market indices and any change in the composition of these indices to exclude our company would adversely affect our stock price. On December 18, 2009, we were removed from the S&P 500, a widely-followed index. These factors, as well as conditions affecting the general economy or financial markets, may materially adversely affect the market price of our common stock in the future.

Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     As of October 31, 2009, all of our properties are leased. Our principal executive offices are located in Linthicum, Maryland. We lease thirty-eight facilities related to our ongoing operations. These include five buildings located at various sites near Linthicum, Maryland, including an engineering facility, two supply chain and logistics facilities, and two administrative and sales facilities. We have engineering and/or service facilities located in San Jose, California; Alpharetta, Georgia; Spokane, Washington; Kanata, Canada; and Gurgaon, India. We also maintain a sales and service facility in London, England. In addition, we lease various small offices in the United States, Mexico, South America, Europe and Asia to support our sales and services operations. We believe the facilities we are now using are adequate and suitable for our business requirements.
     We lease a number of properties that we no longer occupy. As part of our restructuring costs, we provide for the estimated cost of the future net lease expense for these facilities. The cost is based on the fair value of future minimum lease payments under contractual obligations offset by the fair value of the estimated future sublease payments that we may receive. As of October 31, 2009, our accrued restructuring liability related to these properties was $9.4 million. If actual market conditions relating to the use of these facilities are less favorable than those projected by management, additional restructuring costs associated with these facilities may be required. For additional information regarding our lease obligations, see Note 20 to the Consolidated Financial Statements in Item 8 of Part II of this annual report.
Item 3. Legal Proceedings
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
     As a result of our June 2002 merger with ONI Systems Corp., we became a defendant in a securities class action lawsuit filed in the United States District Court for the Southern District of New York in August 2001. The complaint named ONI, certain former ONI officers, and certain underwriters of ONI’s initial public offering (IPO) as defendants, and alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in ONI’s registration statement and by engaging in manipulative practices to artificially inflate ONI’s stock price after the IPO. The complaint also alleges that ONI and the named former officers violated the securities laws by failing to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. The former ONI officers have been dismissed from the action without prejudice. In July 2004, following mediated settlement negotiations, the plaintiffs, the issuer defendants (including Ciena), and their insurers entered into a settlement agreement. The settlement agreement did not require Ciena to pay any amount toward the settlement or to make any other payments. While the partial settlement was pending approval, the plaintiffs continued to litigate their cases against the underwriter defendants. In October 2004, the district court certified a class with respect to the Section 10(b) claims in six “focus cases” selected out of all of the consolidated cases, which cases did not include Ciena, and which decision was appealed by the underwriter defendants to the U.S. Court of Appeals for the Second Circuit. On February 15, 2005, the district court granted the motion for preliminary approval of the settlement agreement, subject to certain modifications, and on August 31, 2005, the district court issued a preliminary order approving the revised stipulated settlement agreement. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the district court’s grant of class certification in the six focus cases. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit’s decision, the parties agreed that the settlement could not be approved. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuer defendants terminating the proposed settlement. On August 14, 2007, the plaintiffs filed second amended complaints against the defendants in the six focus cases. On September 27, 2007, the plaintiffs filed a motion for class certification based on their amended complaints and allegations. On March 26, 2008, the district court denied motions to dismiss the second amended complaints filed by the defendants in the six focus cases, except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the plaintiffs’ motion for class certification in the focus cases was completed in May 2008. That motion was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement between the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing was held on September 10, 2009. On October 6, 2009, the Court entered an opinion granting final approval to the settlement and directing that the Clerk of the Court close these actions. Notices of appeal of the opinion granting final approval have been filed. Due to the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain.
     In addition to the matters described above, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material effect on our results of operations, financial position or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2009.
PART II
Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
     (a) Our common stock is traded on the NASDAQ Global Select Market under the symbol “CIEN.” The following table sets forth the high and low sales prices of our common stock, as reported on the NASDAQ Global Select Market, for the fiscal periods indicated.

	Price Range of Common Stock
	High	Low
Fiscal Year 2008
First Quarter ended January 31	$48.82	$21.40
Second Quarter ended April 30	$35.82	$24.00
Third Quarter ended July 31	$35.14	$19.30
Fourth Quarter ended October 31	$20.10	$6.60

Fiscal Year 2009
First Quarter ended January 31	$9.79	$5.07
Second Quarter ended April 30	$12.28	$4.98
Third Quarter ended July 31	$12.51	$8.45
Fourth Quarter ended October 31	$16.64	$11.08
     As of December 11, 2009, there were approximately 949 holders of record of our common stock and 92,038,629 shares of common stock outstanding. We have never paid cash dividends on our capital stock. We intend to retain earnings for use in our business and we do not anticipate paying any cash dividends in the foreseeable future.
     The following graph shows a comparison of cumulative total returns for an investment in our common stock, the NASDAQ Telecommunications Index and the S&P 500 Index from October 31, 2004 to October 31, 2009. The NASDAQ Telecommunications Index contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Telecommunications and Telecommunications Equipment. They include providers of fixed-line and mobile telephone services, and makers and distributors of high-technology communication products. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933 or the Exchange Act.

     Assumes $100 invested in Ciena Corporation, the NASDAQ Telecommunications Index and the S&P 500 Index on October 31, 2004 with all dividends reinvested at month-end.
     (b) Not applicable.
     (c) Not applicable.
Item 6. Selected Consolidated Financial Data
     The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the notes thereto included in Item 8, “Financial Statements and Supplementary Data.” We have a 52 or 53 week fiscal year, which ends on the Saturday nearest to the last day of October in each year. For purposes of financial statement presentation, each fiscal year is described as having ended on October 31. Fiscal 2005, 2006, 2008 and 2009 consisted of 52 weeks and fiscal 2007 consisted of 53 weeks.
Balance Sheet Data:

	Year Ended October 31,
	(in thousands)
	2005	2006	2007	2008	2009
Cash and cash equivalents	$358,012	$220,164	$892,061	$550,669	$485,705
Short-term investments	$579,531	$628,393	$822,185	$366,336	$563,183
Long-term investments	$155,944	$351,407	$33,946	$156,171	$8,031
Total assets	$1,675,229	$1,839,713	$2,416,273	$2,024,594	$1,504,383
Short-term convertible notes payable	$—	$—	$542,262	$—	$—
Long-term convertible notes payable	$648,752	$842,262	$800,000	$798,000	$798,000
Total liabilities	$939,862	$1,086,087	$1,566,119	$1,025,645	$1,048,545
Stockholders’ equity	$735,367	$753,626	$850,154	$998,949	$455,838

Statement of Operations Data:

	Year Ended October 31,
	(in thousands, except per share data)
	2005	2006	2007	2008	2009
Revenue	$427,257	$564,056	$779,769	$902,448	$652,629
Cost of goods sold	291,067	306,275	417,500	451,521	367,799

Gross profit	136,190	257,781	362,269	450,927	284,830

Operating expenses:
Research and development	137,245	111,069	127,296	175,023	190,319
Selling and marketing	115,022	104,434	118,015	152,018	134,527
General and administrative	36,317	44,445	50,248	68,639	47,509
Amortization of intangible assets	38,782	25,181	25,350	32,264	24,826
Restructuring (recoveries) costs	18,018	15,671	(2,435)	1,110	11,207
Goodwill impairment	176,600	—	—	—	455,673
Long-lived asset impairment	45,862	—	—	—	—
Gain on lease settlement	—	(11,648)	(4,871)	—	—

Total operating expenses	567,846	289,152	313,603	429,054	864,061

Income (loss) from operations	(431,656)	(31,371)	48,666	21,873	(579,231)
Interest and other income, net	31,294	50,245	76,483	36,762	9,487
Interest expense	(28,413)	(24,165)	(26,996)	(12,927)	(7,406)
Realized loss due to impairment of marketable debt investments	—	—	(13,013)	(5,101)	—
Gain (loss) on cost method investments	—	—	—	—	(5,328)
Gain on extinguishment of debt	3,882	7,052	—	932	—
Gain (loss) on equity investments, net	(9,486)	215	592	—	—

Income (loss) before income taxes	(434,379)	1,976	85,732	41,539	(582,478)
Provision (benefit) for income taxes	1,320	1,381	2,944	2,645	(1,324)

Net income (loss)	$(435,699)	$595	$82,788	$38,894	$(581,154)

Basic net income (loss) per common share	$(5.30)	$0.01	$0.97	$0.44	$(6.37)

Diluted net income (loss) per potential common share	$(5.30)	$0.01	$0.87	$0.42	$(6.37)

Weighted average basic common shares outstanding	82,170	83,840	85,525	89,146	91,167

Weighted average dilutive potential common shares outstanding	82,170	85,011	99,604	110,605	91,167

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
Overview
     We are a provider of communications networking equipment, software and services that support the transport, switching, aggregation and management of voice, video and data traffic. Our optical service delivery and carrier Ethernet service delivery products are used individually, or as part of an integrated solution, in communications networks operated by communications service providers, cable operators, governments and enterprises around the globe.
     We are a network specialist targeting the transition of disparate, legacy communications networks to converged, next-generation architectures, better able to handle increased traffic and deliver more efficiently a broader mix of high-bandwidth communications services. Our products, along with their embedded, network element software and unified service and transport management, enable service providers to efficiently and cost-effectively deliver critical enterprise and consumer-oriented communication services. Together with our professional support and consulting services, our product offerings seek to offer solutions that address the business challenges and network needs of our customers. Our customers face an increasingly challenging and rapidly changing environment that requires them to quickly adapt their business strategies and deliver new, revenue-creating services. By improving network productivity, reducing operating costs and providing the flexibility to enable new and integrated service offerings, our offerings create business and operational value for our customers.
Effect of Decline in Market Conditions
     Our results of operations for fiscal 2009 described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section reflect the weakness, volatility and uncertainty presented by the global market conditions that we encountered during the year. Our fiscal 2009 results reflect cautious spending among our largest customers during fiscal 2009, as they sought to conserve capital, reduce debt or address uncertainties or changes in their own business models brought on by broader market challenges. As a result, we experienced lower demand across our customer base in all geographies. We also experienced lengthening sales cycles, customer delays in network build-outs, slowing deployments and deferral of new technology adoption. We have also experienced an increasingly competitive marketplace and a heightened customer focus on pricing and return on investment. While we have started to see some indications that conditions in North America may be improving, we remain uncertain as to how long unfavorable macroeconomic and industry conditions will persist and the magnitude of their effects on our business and results of operations.
Strategic Initiatives
     Despite difficult market conditions, we continue to believe in our longer-term market opportunities and the potential represented by the underlying drivers of future demand for our hardware, software and services offerings in our target markets. We believe consumer and enterprise use of, and increased dependence upon, a growing variety of broadband applications and services will continue to consume bandwidth, requiring our customers to invest in next-generation network infrastructures that are more efficient and robust, and better able to handle higher capacity multiservice traffic and increased transmission rates. As a result, we continued to strategically invest in our business during fiscal 2009, prioritizing spending on key product and technology initiatives that we believe will strategically position us for longer-term growth when market conditions recover. In fact, research and development expense increased year over year despite the significant reduction in revenue during fiscal 2009 and the restructuring activities described below. We expect to continue to invest significantly in research and development. Specifically, our ongoing development is focused upon bringing several new platforms to market during fiscal 2010 and our broader development investments are focused upon:

•	Data-optimized switching solutions and evolution of our CoreDirector family and 5400 family of reconfigurable switching solutions;
•	Extending and increasing capacity of our converged optical transport service delivery portfolio, including 100G transport technologies and capabilities;
•	Expanding our carrier Ethernet service delivery portfolio, including larger Ethernet aggregation switches; and
•	Extending the value of our network management software platform across our product portfolio.
These broader development initiatives remain focused on delivering upon our vision of transforming customer networks to adapt and scale, manage unpredictability and eliminate barriers to new service offerings. This vision of simplified, highly-automated networks is based on the following technologies:
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
Pending Acquisition of Nortel Metro Ethernet Networks (“MEN”) Assets
     We believe that our pending acquisition of substantially all of the optical networking and carrier Ethernet assets of Nortel’s (“MEN”) business will accelerate the execution of our corporate and research and development strategy, and will create a leader in next-generation, automated optical Ethernet networks.
     Following our emergence as the winning bidder in the bankruptcy auction, we agreed to acquire substantially all of the optical networking and carrier Ethernet assets of Nortel’s MEN business for $530 million in cash and $239 million in aggregate principal amount of 6% senior convertible notes due June 2017. The terms of the notes to be issued upon closing are set forth in Note 22 of the Consolidated Financial Statements found under Item 8 of Part II of this annual report. Nortel’s product and technology assets to be acquired include:
•	long-haul optical transport portfolio;
•	metro optical Ethernet switching and transport solutions;
•	Ethernet transport, aggregation and switching technology;
•	multiservice SONET/SDH product families; and
•	network management software products.
In addition to these products, the acquired operations also include network implementation and support services. The assets to be acquired generated approximately $1.36 billion in revenue for Nortel in fiscal 2008 and approximately $556 million (unaudited) in the first six months of Nortel’s fiscal 2009.
     The pending acquisition encompasses a business that is a leading provider of next-generation, 40G and 100G optical transport technology with a significant, global installed base. The acquired transport technology allows network operators to upgrade their existing 10G networks to 40G capability, quadrupling capacity without the need for new fiber deployments or complex network re-engineering. In addition to transport capability, the optical platforms acquired include traffic switching and aggregation capability for traditional protocols such as SONET/SDH as well as newer packet protocols such as Ethernet. A suite of software products used to manage networks built from these technologies is also part of the transaction.
     We believe that the transaction provides an opportunity to significantly transform Ciena and strengthen our position as a leader in next-generation, automated optical Ethernet networking. We believe that the additional resources, expanded geographic reach, new and broader customer relationships, and deeper portfolio of complementary network solutions derived from the transaction will augment Ciena’s growth. We also expect that the transaction will add scale, enable operating model synergies and provide an opportunity to optimize our research and development investment. We expect these benefits of the transaction will help Ciena to better compete with traditional, larger network vendors.

     We expect to make employment offers to at least 2,000 Nortel employees to become part of Ciena’s global team of network specialists. The transaction will significantly enhance our existing Canadian-based development resources, making Ottawa our largest product and development center.
     Given the structure of the transaction as an asset carve-out from Nortel, we expect that the transaction will result in a costly and complex integration with a number of operational risks. We expect to incur integration-related costs of approximately $180 million, with the majority of these costs to be incurred in the first 12 months following the completion of the transaction. This estimate principally reflects expense associated with equipment and information technology costs, transaction expense, and consulting and third party service fees associated with integration. This amount does not give effect to any expense related to, among other things, facilities restructuring or inventory obsolescence charges. As a result, the integration expense we incur and recognize for financial statement purposes could be significantly higher. Any material delays or unanticipated additional expense may harm our business and results of operations. In addition to these integration costs, we also expect to incur significant transition services expense, and we will rely upon an affiliate of Nortel to perform certain operational functions during an interim period following closing not to exceed two years.
     We expect this pending transaction to close in the first calendar quarter of 2010. If the closing does not take place on or before April 30, 2010, the applicable asset sale agreements may be terminated by either party. Ciena has been granted early termination of the antitrust waiting periods under the Hart-Scott-Rodino Act and the Canadian Competition Act. On December 2, 2009, the bankruptcy courts in the U.S. and Canada approved the asset sale agreement relating to Ciena’s acquisition of substantially all of the North American, Caribbean and Latin American and Asian optical networking and carrier Ethernet assets of Nortel’s MEN business. Completion of the transaction remains subject to information and consultation with employee representatives and employees in certain international jurisdictions, an additional regional regulatory clearance and customary closing conditions.
     As a result of the aggregate consideration to be paid as described above, we will incur significant additional indebtedness and will materially reduce our existing cash balance. Except where specifically indicated, the discussion in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” does not give effect to the possible consummation of this pending transaction and the effect on our results of operations.
Goodwill Impairment
     Based on a combination of factors, including the macroeconomic conditions described above and a sustained decline in our common stock price and market capitalization below our net book value, we conducted an interim impairment assessment of goodwill during the second quarter of fiscal 2009. The conclusion of this assessment was the write-off of all goodwill remaining on our balance sheet, resulting in an impairment charge of $455.7 million in the second quarter of fiscal 2009. This impairment charge significantly affected our operating expense and operating and net loss for fiscal 2009. It will not result in any current or future cash expenditures. See “Critical Accounting Policies and Estimates” below for more information regarding this assessment.
Restructuring Activities
     During the second quarter of fiscal 2009, we took action to effect a headcount reduction of approximately 200 employees or 9% of our global workforce, with headcount reductions implemented across our organizations and geographies. As part of this action, we closed our Acton, Massachusetts research and development facility during the third quarter. We expect these steps will help better align our operating expense with market opportunities and the development strategy above. We incurred an $11.2 million charge in fiscal 2009, principally consisting of $4.1 million for employee-related restructuring, $3.4 million for Acton facilities-related restructuring, and $3.7 million related to the revision of previous estimates.
Financial Results
     Revenue for the fourth quarter was $176.3 million, which represented a sequential increase of 7.0% from $164.8 million in the third quarter of fiscal 2009 and a 1.9% decrease from $179.7 million in the fourth quarter of fiscal 2008. The sequential quarterly increase in revenue reflects a $6.9 million increase in carrier Ethernet service delivery revenue, principally related to sales of carrier Ethernet switching and aggregation products in support of wireless backhaul deployments, including, in large part, 4G WiMax. Revenue for the fourth quarter of fiscal 2009 also benefited from a $2.3 million increase in optical service delivery revenue, primarily reflecting increased sales of CN4200, and a $2.4 million increase in service revenue.

     In spite of slight improvements in revenue in the second half of fiscal 2009, and improved sales of carrier Ethernet switching and aggregation products during fiscal 2009, the unfavorable market conditions and reductions in customer spending described above resulted in significant declines in annual revenue as compared to fiscal 2008. Total revenue decreased from $902.4 million in fiscal 2008 to $652.6 million in fiscal 2009.
•	Fiscal 2009 revenue reflects a $258.9 million decrease in sales of our optical service delivery products;
•	Revenue from the U.S. for fiscal 2009 was $419.4 million, a decrease from $590.9 million in fiscal 2008;
•	International revenue for fiscal 2009 was $233.2 million, a decrease from $311.6 million in fiscal 2008;
•	As a percentage of revenue, international revenue was 35.7% during the fiscal 2009, a slight increase from 34.5% in fiscal 2008; and
•	For fiscal 2009, one customer — AT&T representing 19.6% of revenue — accounted for greater than 10% of revenue. This compares to 2008, when two customers — AT&T representing 25.2%, and BT representing 12.6% of revenue — accounted for greater than 10% of our revenue.
     Gross margin for the fourth quarter of fiscal 2009 was 44.0%, down from 45.3% in the third quarter of fiscal 2009. Gross margin for fiscal 2009 was 43.6%, as compared to 50.0% in fiscal 2008. Product gross margin was 45.9% in fiscal 2009, a decrease from 53.1% in fiscal 2008. Gross margin decreases during fiscal 2009 reflect the effect of increased competition, including increased pricing pressure across our optical transport products, and less favorable product and geographic mix, including fewer sales of core switching products as a percentage of total revenue. Gross margin for fiscal 2009 was also negatively affected by increased charges related to losses on committed customer sales contracts and higher charges relating to warranty. These additional costs of goods sold were partially offset by product cost reductions.
     Operating expense for fiscal 2009 was $864.1 million, which includes a goodwill impairment charge of $455.7 million, compared to $429.1 million in fiscal 2008. Annual operating expense related to research and development, sales and marketing and general and administrative decreased by $23.3 million in fiscal 2009. This decrease reflects our efforts to manage our workforce and constrain general and administrative and sales and marketing expenses in the face of weaker market conditions. Exclusive of the goodwill impairment, we expect operating expense to increase from fiscal 2009, particularly if market conditions improve and we seek to fund and support the growth of our business.
     Our loss from operations for fiscal 2009 was $579.2 million. This compares to income from operations of $21.9 million in fiscal 2008. Our net loss for fiscal 2009 was $581.2 million, or $6.37 per share. This compares to net income of $38.9 million, or $0.42 per diluted share, in fiscal 2008. Net loss and operating loss reflect the effect of market conditions and lower customer spending during fiscal 2009 and a goodwill impairment charge during the second quarter of fiscal 2009, each as described above.
     We generated $7.4 million in cash from operations during fiscal 2009 as compared to $117.6 million during fiscal 2008. Cash from operations during fiscal 2009 consisted of $3.8 million in cash from net income (adjusted for non-cash charges) and $3.6 million resulting from changes in working capital. Cash from operations during fiscal 2008 consisted of $168.7 million in cash from net income (adjusted for non-cash charges) and a $51.1 million net decrease in cash resulting from changes in working capital.
     At October 31, 2009, we had $485.7 million in cash and cash equivalents and $571.2 million of short-term and long-term investments in marketable debt securities.
     As of October 31, 2009, headcount was 2,163, a decrease from 2,203 at October 31, 2008 and an increase from 1,797 at October 31, 2007.
Results of Operations
     Our results of operations for fiscal 2008 include the operations of World Wide Packets (“WWP”) only after the March 3, 2008 acquisition date.
Revenue
     We derive revenue from sales of our products and services, which we discuss in the following three major groupings:
1.	Optical Service Delivery. Included in product revenue, this revenue grouping reflects sales of our transport and switching products and legacy data networking products and related software. This revenue grouping was previously referred to as our “converged Ethernet infrastructure” products.

2.	Carrier Ethernet Service Delivery. Included in product revenue, this revenue grouping reflects sales of our service delivery and aggregation switches, broadband access products, and the related software.
3.	Global Network Services. Included in services revenue are sales of installation, deployment, maintenance support, consulting and training activities.
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
     Given current market conditions and the effect of lower demand in fiscal 2009, as well as changes in the mix of our revenue toward products with shorter customer lead times, the percentage of our quarterly revenue relating to orders placed in that quarter has increased in comparison to prior periods. Lower levels of backlog orders and an increase in the percentage of quarterly revenue relating to orders placed in that quarter could result in more variability and less predictability in our quarterly results.
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

     Amortization of intangible assets primarily reflects purchased technology and customer relationships from our acquisitions.
Fiscal 2008 compared to Fiscal 2009
Revenue, cost of goods sold and gross profit
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Fiscal Year				Increase
	2008	%*	2009	%*	(decrease)	%**
Revenue:
Products	$791,415	87.7	$547,522	83.9	$(243,893)	(30.8)
Services	111,033	12.3	105,107	16.1	(5,926)	(5.3)

Total revenue	902,448	100.0	652,629	100.0	(249,819)	(27.7)

Costs:
Products	371,238	41.1	296,170	45.4	(75,068)	(20.2)
Services	80,283	8.9	71,629	11.0	(8,654)	(10.8)

Total cost of goods sold	451,521	50.0	367,799	56.4	(83,722)	(18.5)

Gross profit	$450,927	50.0	$284,830	43.6	$(166,097)	(36.8)

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009
     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit for the periods indicated:

	Fiscal Year				Increase
	2008	%*	2009	%*	(decrease)	%**
Product revenue	$791,415	100.0	$547,522	100.0	$(243,893)	(30.8)
Product cost of goods sold	371,238	46.9	296,170	54.1	(75,068)	(20.2)

Product gross profit	$420,177	53.1	$251,352	45.9	$(168,825)	(40.2)

*	Denotes % of product revenue

**	Denotes % change from 2008 to 2009
     The table below (in thousands, except percentage data) sets forth the changes in service revenue, service cost of goods sold and service gross profit (loss) for the periods indicated:

	Fiscal Year				Increase
	2008	%*	2009	%*	(decrease)	%**
Service revenue	$111,033	100.0	$105,107	100.0	$(5,926)	(5.3)
Service cost of goods sold	80,283	72.3	71,629	68.1	(8,654)	(10.8)

Service gross profit	$30,750	27.7	$33,478	31.9	$2,728	8.9

*	Denotes % of service revenue

**	Denotes % change from 2008 to 2009
     The table below (in thousands, except percentage data) sets forth the changes in distribution of revenue for the periods indicated:

	Fiscal Year				Increase
	2008	%*	2009	%*	(decrease)	%**
Optical service delivery	$731,260	81.0	$472,410	72.4	$(258,850)	(35.4)
Carrier Ethernet service delivery	60,155	6.7	75,112	11.5	14,957	24.9
Global network services	111,033	12.3	105,107	16.1	(5,926)	(5.3)

Total	$902,448	100.0	$652,629	100.0	$(249,819)	(27.7)

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009
      Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Fiscal Year				Increase
	2008	%*	2009	%*	(decrease)	%**
United States	$590,868	65.5	$419,405	64.3	$(171,463)	(29.0)
International	311,580	34.5	233,224	35.7	(78,356)	(25.1)

Total	$902,448	100.0	$652,629	100.0	$(249,819)	(27.7)

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009
     Certain customers each accounted for at least 10% of our revenue for the periods indicated (in thousands, except percentage data) as follows:

	Fiscal Year
	2008	%*	2009	%*
AT&T	$227,737	25.2	$128,233	19.6
BT	113,981	12.6	n/a	—

Total	$341,718	37.8	$128,233	19.6

n/a	Denotes revenue representing less than 10% of total revenue for the period

*	Denotes % of total revenue
     Revenue
•	Product revenue decreased primarily due to a $258.9 million decrease in sales of our optical service delivery products. Lower optical service delivery revenue reflects decreases of $108.1 million in sales of core transport products, $104.8 million in sales of core switching products, and $46.5 million in sales of legacy data networking and metro transport products. This decline was partially offset by a $15.0 million increase in revenue from our carrier Ethernet service delivery products, reflecting a $34.7 million increase in sales of our switching and aggregation products and a $19.7 million decrease in sales of our broadband access products.
•	Services revenue decreased due to a $10.9 million decrease in deployment services due to lower sales volume and installation activity. This decrease was partially offset by a $5.0 million increase in maintenance and support services.
•	United States revenue decreased primarily due to a $180.8 million decrease in sales of our optical service delivery products. Lower optical service delivery revenue reflects decreases of $88.2 million in sales of core transport products, $87.0 million in sales of core switching products, and $25.2 million in sales of legacy data networking and metro transport products. These decreases were partially offset by a $19.7 million increase in sales of CN 4200. Revenue from carrier Ethernet service delivery products increased by $10.5 million, reflecting a $30.3 million increase in sales of our switching and aggregation products, partially offset by a $19.8 million decrease in sales of our broadband access products.

•	International revenue decreased primarily due to a $78.1 million decrease in sales of our optical service delivery products. This primarily reflects decreases of $21.3 million in sales of legacy data networking and metro transport products, $19.9 million in sales of core transport products, $19.2 million in sales of CN 4200, and $17.8 million in sales of core switching products. This decrease was partially offset by a $4.5 million increase in revenue from our carrier Ethernet service delivery products, primarily related to sales of our switching and aggregation products.
     Gross profit
•	Gross profit as a percentage of revenue decreased due to less favorable product and geographic mix, including fewer sales of core switching products as a percentage of total revenue, increased charges related to losses on committed customer sales contracts and higher charges relating to warranty. Gross profit as a percentage of revenue for fiscal 2008 reflects a $5.3 million increase in product cost of goods sold related to the revaluation of the acquired WWP inventory due to purchase accounting rules.
•	Gross profit on products as a percentage of product revenue decreased due to less favorable product and geographic mix, including fewer sales of core switching products as a percentage of total revenue, increased charges related to losses on committed customer sales contracts and higher charges relating to warranty. Gross profit as a percentage of revenue for fiscal 2008 reflects a $5.3 million increase in product cost of goods sold related to the revaluation of the acquired WWP inventory due to purchase accounting rules.
•	Gross profit on services as a percentage of services revenue increased due to higher sales of maintenance contracts as a percentage of services revenue. Services gross margin remains heavily dependent upon the mix of services in a given period and may fluctuate from quarter to quarter.
Operating expense
     The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Fiscal Year				Increase
	2008	*%	2009	%*	(decrease)	%**
Research and development	$175,023	19.4	$190,319	29.2	$15,296	8.7
Selling and marketing	152,018	16.8	134,527	20.6	(17,491)	(11.5)
General and administrative	68,639	7.6	47,509	7.3	(21,130)	(30.8)
Amortization of intangible assets	32,264	3.6	24,826	3.8	(7,438)	(23.1)
Restructuring costs	1,110	0.1	11,207	1.7	10,097	909.6
Goodwill impairment	—	—	455,673	69.8	455,673	100.0

Total operating expenses	$429,054	47.5	$864,061	132.4	$435,007	101.4

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009
•	Research and development expense benefited by $5.3 million in favorable foreign exchange rates primarily due to the comparative strength of the U.S. dollar in relation to the previous year. The resulting $15.3 million net increase principally reflects an increase in prototype expense of $15.4 million. Other increases include $5.4 million in facilities and information systems expense, $2.8 million in depreciation expense, and higher employee compensation cost of $0.6 million, including a $2.6 million increase in share-based compensation expense. These increases were partially offset by decreases of $4.8 million in consulting services expense, $2.7 million in technology related expenses and $0.8 million in travel expense.
•	Selling and marketing expense benefited by $2.8 million in favorable foreign exchange rates primarily due to the comparative strength of the U.S. dollar in relation to the previous year. The resulting $17.5 million net change reflects decreases of $7.8 million in employee compensation cost, $3.0 million in travel-related costs, $2.9 million in marketing program costs and $2.4 million in consulting services expense. These decreases were partially offset by a $1.2 million increase in facilities and information systems expense.

•	General and administrative expense benefited by $0.5 million in favorable foreign exchange rates primarily due to the comparative strength of the U.S. dollar in relation to the previous year. The resulting $21.1 million net change reflects decreases of $6.1 million in employee compensation cost, $4.1 million in consulting services expense, $1.7 million in facilities and information systems expense, and $0.7 million in technology-related expense. Expense for fiscal 2008 included $7.7 million associated with the settlement of patent litigation.
•	Amortization of intangible assets costs decreased due to certain intangible assets reaching the end of their useful life and becoming fully amortized during fiscal 2009.
•	Restructuring costs during fiscal 2009 was primarily related to a headcount reduction of approximately 200 employees, the closure of our Acton, Massachusetts research and development facility and revisions of estimates related to previously restructured facilities. Restructuring costs for fiscal 2008 principally reflects costs associated with a workforce reduction of 56 employees during the fourth quarter.
•	Goodwill impairment was based on a combination of factors, including the macroeconomic conditions described above and a sustained decline in our common stock price and market capitalization below our net book value. These factors required Ciena to conduct an interim impairment assessment of goodwill during the second quarter of fiscal 2009. The conclusion of this assessment was the write-off of all goodwill remaining on our balance sheet, resulting in an impairment charge of $455.7 million in the second quarter of fiscal 2009.
Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Fiscal Year				Increase
	2008	*%	2009	%*	(decrease)	%**
Interest and other income, net	$36,762	4.1	$9,487	1.5	$(27,275)	(74.2)
Interest expense	$12,927	1.4	$7,406	1.1	$(5,521)	(42.7)
Realized loss due to impairment of marketable debt investments	$5,101	0.6	$—	0.0	$(5,101)	(100.0)
Loss on cost method investments	$—	0.0	$5,328	0.8	$5,328	100.0
Gain on extinguishment of debt	$932	0.1	$—	0.0	$(932)	(100.0)
Provision (benefit) for income taxes	$2,645	0.3	$(1,324)	(0.2)	$(3,969)	(150.1)

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009
•	Interest and other income, net decreased due to lower average cash and investment balances and lower interest rates. Lower cash balances primarily relate to the repayment at maturity of the $542.3 million principal outstanding on our 3.75% convertible notes during the first quarter of fiscal 2008 and our use of $210.0 million in cash consideration and related expenses associated with our acquisition of WWP in the second quarter of fiscal 2008.
•	Interest expense decreased primarily due to the repayment of 3.75% convertible notes at maturity at the end of the first quarter of fiscal 2008.
•	Realized loss due to impairment of marketable debt investments for fiscal 2008 reflects a loss related to commercial paper investments in SIV Portfolio plc (formerly known as Cheyne Finance plc) and Rhinebridge LLC, two structured investment vehicles (SIVs) that entered into receivership during the fourth quarter of fiscal 2007 and failed to make payment at maturity. These SIVs completed their restructuring activities during fiscal 2008 and, as of the end of the fiscal year, we no longer held these investments.
•	Loss on cost method investments during fiscal 2009 was due to the decline in value of our investments in two privately held technology companies that were determined to be other-than-temporary.
•	Gain on extinguishment of debt reflects our repurchase of $2.0 million in principal amount of our outstanding 0.25% convertible senior notes due May 1, 2013 in an open market transaction. We used $1.0 million of our cash to effect this repurchase, which resulted in a gain of approximately $0.9 million.
•	Provision for income taxes decreased primarily due to refundable federal tax credits made available by recent economic stimulus tax law changes. Availability of refundable credits currently expires on December 31, 2009. We will continue to maintain a valuation allowance against nearly all net deferred tax assets until sufficient evidence exists to support a reversal. See “Critical Accounting Policies and Estimates — Deferred Tax Valuation Allowance” below for information relating to our deferred tax valuation allowance and the conditions required for its release.

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
     Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Fiscal Year				Increase
	2007	%*	2008	%*	(decrease)	%**
United States	$553,582	71.0	$590,868	65.5	$37,286	6.7
International	226,187	29.0	311,580	34.5	85,393	37.8

Total	$779,769	100.0	$902,448	100.0	$122,679	15.7

*	Denotes % of total revenue

**	Denotes % change from 2007 to 2008
     Certain customers each accounted for at least 10% of our revenue for the periods indicated (in thousands, except percentage data) as follows:

	Fiscal Year
	2007	%*	2008	%*
AT&T	$196,924	25.3	$227,737	25.2
BT	n/a	—	113,981	12.6
Sprint	100,122	12.8	n/a	—

Total	$297,046	38.1	$341,718	37.8

n/a	Denotes revenue representing less than 10% of total revenue for the period

*	Denotes % of total revenue
     Revenue
•	Product revenue increased primarily due to an $86.1 million increase in sales of our optical service delivery products. Increased optical service delivery revenue reflects increases of $67.9 million in sales of CN 4200 and $52.6 million in sales of core switching products. These increases were offset by decreases of $17.7 million in sales of core transport products and $16.7 million in sales of legacy data networking and metro transport products. We believe that our optical service delivery revenue during fiscal 2008 benefited from increasing network capacity requirements and customer transition to more efficient and economical network architectures. In particular, sales of our core switching products benefited from an expansion in mesh-style optical networks. Revenue from our carrier Ethernet service delivery products increased by $10.0 million, reflecting the addition of $24.4 million in sales related to service delivery and aggregation switches from our acquisition of WWP. This increase offset a $14.6 million reduction in revenue from our broadband access products.
•	Services revenue increased primarily due to a $15.1 million increase in deployment services and a $9.7 million increase in maintenance and support services, reflecting higher sales volume and increased installation activity.
•	United States revenue increased primarily due to a $15.0 million increase in sales of optical service delivery products. Increased optical service delivery revenue reflects a $38.8 million increase in sales of CN 4200 and a $22.5 million increase in sales of core switching products. These increases were partially offset by a $23.6 million decrease in sales of core transport products and a $22.7 million decrease in sales of legacy data networking and metro transport products. Revenue from carrier Ethernet service delivery products increased by $5.2 million, reflecting the addition of $19.5 million in sales of products derived from our WWP acquisition. This increase offset a $14.6 million reduction in revenue from our broadband access products. In addition, U.S. revenue benefited from a $17.0 million increase in services revenue.

•	International revenue increased primarily due to a $71.1 million increase in sales of our optical service delivery products. This primarily reflects increases of $30.1 million in sales of core switching products, $29.1 million in sales of CN 4200 and $5.9 million in sales of core transport products. International revenue also benefited from a $4.8 million increase in carrier Ethernet service delivery revenue and a $9.6 million increase in services revenue.
     Gross profit
•	Gross profit as a percentage of revenue increased due to significant improvements in services gross margin, product cost reductions and favorable product mix.
•	Gross profit on products as a percentage of product revenue increased primarily due to significant product cost reductions and improved manufacturing efficiencies as a result of consolidation efforts relating to our supply chain and our increased use of lower cost contract manufacturers and suppliers in Asia. Improved gross margin also benefited from a favorable product mix. This improvement was partially offset by the effect on product costs of goods sold of $5.3 million in costs related to the revaluation of the acquired WWP inventory.
•	Gross profit on services as a percentage of services revenue increased significantly due to improved deployment efficiencies.
Operating expense
     The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Fiscal Year				Increase
	2007	%*	2008	%*	(decrease)	%**
Research and development	$127,296	16.3	$175,023	19.4	$47,727	37.5
Selling and marketing	118,015	15.1	152,018	16.8	34,003	28.8
General and administrative	50,248	6.4	68,639	7.6	18,391	36.6
Amortization of intangible assets	25,350	3.3	32,264	3.6	6,914	27.3
Restructuring (recoveries) costs	(2,435)	(0.3)	1,110	0.1	3,545	(145.6)
Gain on lease settlement	(4,871)	(0.6)	—	—	4,871	(100.0)

Total operating expenses	$313,603	40.2	$429,054	47.5	$115,451	36.8

*	Denotes % of total revenue

**	Denotes % change from 2007 to 2008
•	Research and development expense increased due to higher employee compensation cost of $29.5 million, including a $3.6 million increase in share-based compensation expense, primarily reflecting increased headcount. Other increases included $7.3 million in consulting expense, $7.0 million in non-capitalized development tools and software maintenance support, and $2.4 million in depreciation expense.
•	Selling and marketing expense increased primarily due a $19.4 million increase in employee compensation cost, including a $4.1 million increase in share-based compensation expense, primarily reflecting increased headcount. Other increases included $3.1 million in travel and entertainment expense, $2.5 million of demonstration equipment, $2.1 million in marketing programs, $2.1 million in facilities and information systems expense and $1.7 million in consulting expense.
•	General and administrative expense increased due to higher employee compensation cost of $7.6 million, including a $2.1 million increase in share-based compensation expense, primarily reflecting increased headcount. In addition, legal expense increased by $5.8 million, reflecting increased patent litigation settlement costs. Fiscal 2008 expense also reflects a $3.3 million increase in facilities and information systems expense.

•	Amortization of intangible assets costs increased due to the purchase of intangible assets associated with our acquisition of WWP. See Note 2 to the Consolidated Financial Statements in Item 8 of Part II of this report for additional information related to purchased intangible assets.
•	Restructuring (recoveries) costs for fiscal 2008 principally reflect costs associated with a workforce reduction of 56 employees during the fourth quarter. For fiscal 2007, recoveries primarily reflect adjustments related to the return to use of previously restructured facilities.
•	Gain on lease settlement for fiscal 2007 was related to the termination of lease obligations for our former San Jose, CA facilities. During fiscal 2007, we paid $53.0 million in connection with the settlement of these lease obligations. This transaction resulted in a gain on lease settlement of approximately $4.9 million by eliminating the remaining unfavorable lease commitment balance of $34.9 million and reducing our restructuring liabilities by $23.5 million, offset by approximately $0.5 million of other expenses.
Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Fiscal Year				Increase
	2007	%*	2008	%*	(decrease)	%**
Interest and other income, net	$76,483	9.8	$36,762	4.1	$(39,721)	(51.9)
Interest expense	$26,996	3.5	$12,927	1.4	$(14,069)	(52.1)
Realized loss due to impairment of marketable debt investments	$13,013	1.7	$5,101	0.6	$(7,912)	(60.8)
Gain on extinguishment of debt	$—	—	$932	0.1	$932	100.0
Gain on equity investments, net	$592	0.1	$—	—	$(592)	(100.0)
Provision for income taxes	$2,944	0.4	$2,645	0.3	$(299)	(10.2)

*	Denotes % of total revenue

**	Denotes % change from 2007 to 2008
•	Interest and other income, net decreased due to lower average cash and investment balances resulting from the repayment at maturity of the $542.3 million principal outstanding on our 3.75% convertible notes during the first quarter of fiscal 2008 and use of $210.0 million in cash consideration and acquisition-related expenses associated with our acquisition of WWP in the second quarter of fiscal 2008. Interest income was also significantly affected by lower interest rates on investment balances.
•	Interest expense decreased primarily due to the repayment of 3.75% convertible notes at maturity at the end of the first quarter of fiscal 2008. This decrease was slightly offset by the interest associated with our June 11, 2007 issuance of $500.0 million in 0.875% convertible senior notes.
•	Realized loss due to impairment of marketable debt investments reflects losses related to commercial paper investments in SIV Portfolio plc (formerly known as Cheyne Finance plc) and Rhinebridge LLC, two structured investment vehicles (SIVs) that entered into receivership during the fourth quarter of fiscal 2007 and failed to make payment at maturity.
•	Gain on extinguishment of debt reflects our repurchase of $2.0 million in principal amount of our outstanding 0.25% convertible senior notes due May 1, 2013 in an open market transaction. We used $1.0 million of our cash to effect this repurchase, which resulted in a gain of approximately $0.9 million.
•	Gain on equity investments, net during fiscal 2007 was related to a final payment from the sale of a privately held technology company in which we held a minority equity investment.
•	Provision for income taxes was primarily attributable to foreign tax related to our foreign operations and recognition of domestic deferred tax assets from prior acquisitions. Federal tax is largely offset, except for any alternative minimum tax, by recognizing deferred tax assets that were previously reserved against by a valuation allowance.

Liquidity and Capital Resources
     At October 31, 2009, our principal sources of liquidity were cash and cash equivalents, and short-term investments. During the second quarter of fiscal 2009, we reallocated our previous short and long-term investments principally into U.S. treasuries. As a result, at October 31, 2009, short-term and long term investments principally represent U.S. treasuries. The following table summarizes our cash and cash equivalents and investments (in thousands):

	October 31,		Increase
	2008	2009	(decrease)
Cash and cash equivalents	$550,669	$485,705	$(64,964)
Short-term investments in marketable debt securities	366,336	563,183	196,847
Long-term investments in marketable debt securities	156,171	8,031	(148,140)

Total cash and cash equivalents and investments in marketable debt securities	$1,073,176	$1,056,919	$(16,257)

     The decrease in total cash and cash equivalents and investments in marketable debt securities during fiscal 2009 was primarily related to the purchase of capital assets, slightly offset by cash generated from operating activities described in “Operating Activities” below. Based on past performance and current expectations, we believe that our cash and cash equivalents, investments in marketable debt securities and cash generated from operations will satisfy our working capital needs, capital expenditures, payment of the cash consideration for our pending acquisition of Nortel’s MEN assets, acquisition-related costs, integration costs, and other liquidity requirements associated with our existing operations through at least the next 12 months.
     The following sections review the significant activities that had an impact on our cash during fiscal 2009.
Operating Activities
     The following tables set forth (in thousands) components of our $7.4 million of cash generated by operating activities for fiscal 2009:
     Net loss

Year ended
October 31,
2009
Net loss	$(581,154)

     Our net loss for fiscal 2009 included the significant non-cash items summarized in the following table (in thousands):

Year Ended
October 31,
2009
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	$21,933
Goodwill impairment	455,673
Share-based compensation costs	34,438
Amortization of intangible assets	31,429
Provision for inventory excess and obsolescence	15,719
Provision for warranty	19,286

Total significant non-cash charges	$578,478

     Accounts Receivable, Net
     Cash generated by accounts receivable, net of allowance for doubtful accounts receivable, was $20.1 million from the end of fiscal 2008 through the end of fiscal 2009. Our days sales outstanding (DSOs) increased from 55 days for fiscal 2008 to 65 days for fiscal 2009.
     The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts receivable, from the end of fiscal 2008 through the end of fiscal 2009:

	October 31,		Increase
	2008	2009	(decrease)
Accounts receivable, net	$138,441	$118,251	$(20,190)

     Inventory
     Cash consumed by inventory for fiscal 2009 was $10.4 million. Our inventory turns decreased from 4.0 for fiscal 2008 to 3.4 for fiscal 2009.
     During fiscal 2009, changes in inventory reflect a $15.7 million reduction related to a non-cash provision for excess and obsolescence.
     The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2008 through the end of fiscal 2009:

	October 31,		Increase
	2008	2009	(decrease)
Raw materials	$19,044	$19,694	$650
Work-in-process	1,702	1,480	(222)
Finished goods	95,963	90,914	(5,049)

Gross inventory	116,709	112,088	(4,621)
Provision for inventory excess and obsolescence	(23,257)	(24,002)	(745)

Inventory	$93,452	$88,086	$(5,366)

     Accounts payable, accruals and other obligations
     Cash generated by accounts payable, accruals and other obligations during fiscal 2009 was $2.9 million. Between 2008 and 2009, the change in unpaid equipment purchases was $0.8 million. Changes in accrued liabilities in the table below reflect non-cash provisions of $19.3 million related to warranties.
     The following table sets forth (in thousands) changes in our accounts payable, accruals and other obligations from the end of fiscal 2008 through the end of fiscal 2009:

	October 31,		Increase
	2008	2009	(decrease)
Accounts payable	$44,761	$53,104	$8,343
Accrued liabilities	96,143	103,349	7,206
Restructuring liabilities	4,225	9,605	5,380
Other long-term obligations	8,089	8,554	465

Accounts payable and accruals	$153,218	$174,612	$21,394

     Interest Payable on Convertible Notes
     We paid the final $10.2 million interest payment on our 3.75% convertible notes, due February 1, 2008, during fiscal 2008.
     Interest on our outstanding 0.25% convertible senior notes, due May 1, 2013, is payable on May 1 and November 1 of each year. We paid $0.4 million in interest on our 0.25% convertible notes during fiscal 2009.
     Interest on our outstanding 0.875% convertible senior notes, due June 15, 2017, is payable on June 15 and December 15 of each year. We paid $4.3 million in interest on our 0.875% convertible notes during fiscal 2009.
     The indentures governing our outstanding convertible notes do not contain any financial covenants. The indentures provide for customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. For additional information about our convertible notes, see Note 14 to our Consolidated Financial Statements included in Item 8 of Part II of this report.

     The following table reflects (in thousands) the balance of interest payable and the change in this balance from the end of fiscal 2008 through the end of fiscal 2009.

	October 31,		Increase
	2008	2009	(decrease)
Accrued interest payable	$1,683	$2,045	$362

     Deferred revenue
     Deferred revenue increased by $1.5 million during fiscal 2009. Product deferred revenue represents payments received in advance of shipment and payments received in advance of our ability to recognize revenue. Services deferred revenue is related to payment for service contracts that will be recognized over the contract term. The following table reflects (in thousands) the balance of deferred revenue and the change in this balance from the end of fiscal 2008 through the end of fiscal 2009:

	October 31,		Increase
	2008	2009	(decrease)
Products	$13,061	$11,998	$(1,063)
Services	61,366	63,935	2,569

Total deferred revenue	$74,427	$75,933	$1,506

Investing Activities
     During fiscal 2009, we had purchases, net of sales and maturities, of approximately $46.0 million of available for sale securities. Investing activities also included the purchase of approximately $24.1 million in equipment. At the end of fiscal 2009, we had outstanding accounts payable for equipment of $1.5 million, which represents a reduction of $0.8 million from the end of fiscal 2008.
Contractual Obligations
     On November 23, 2009 we announced that we had been selected as the successful bidder in the auction of substantially all of the optical networking and carrier Ethernet assets of Nortel’s MEN business. In accordance with the definitive purchase agreements, as amended, we have agreed to pay $530 million in cash and issue $239 million in aggregate principal amount of 6% Senior Convertible notes due in 2017 for a total consideration of $769 million for the assets. See Note 22 to our Consolidated Financial Statements in Item 8 of Part II of this report for more information regarding the pending acquisition of substantially all of the optical networking and carrier Ethernet assets of Nortel’s MEN business and the terms of the notes.
     The following is a summary of our future minimum payments under contractual obligations as of October 31, 2009 (in thousands):

		Less than one	One to three	Three to five
	Total	year	years	years	Thereafter
Interest due on convertible notes	$37,980	$5,120	$10,240	$9,495	$13,125
Principal due at maturity on convertible notes	798,000	—	—	298,000	500,000
Operating leases (1)	62,199	14,449	22,915	14,925	9,910
Purchase obligations (2)	79,631	79,631	—	—	—

Total (3)	$977,810	$99,200	$33,155	$322,420	$523,035

(1)	The amount for operating leases above does not include insurance, taxes, maintenance and other costs required by the applicable operating lease. These costs are variable and are not expected to have a material impact.

(2)	Purchase obligations relate to purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of the amount reported above relates to firm, non-cancelable and unconditional obligations.

(3)	As of October 31, 2009, we had approximately $6.1 million of other long-term obligations in our consolidated balance sheet for unrecognized tax positions that are not included in this table because the periods of cash settlement with the respective tax authority cannot be reasonably estimated.

     Some of our commercial commitments, including some of the future minimum payments set forth above, are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of October 31, 2009 (in thousands):

		Less than one	One to	Three to
	Total	year	three years	five years	Thereafter
Standby letters of credit	$24,762	$22,600	$1,458	$704	$—

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
Revenue Recognition
     We recognize revenue when it is realized or realizable and earned. We consider revenue to be realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectibility is reasonably assured. Customer purchase agreements and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. Revenue for maintenance services is generally deferred and recognized ratably over the period during which the services are to be performed.
     Some of our communications networking equipment is integrated with software that is essential to the functionality of the equipment. Software revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met.
     Arrangements with customers may include multiple deliverables, including any combination of equipment, services and software. If multiple element arrangements include software or software-related elements that are essential to the equipment, we allocate the arrangement fee to those separate units of accounting. Multiple element arrangements that include software are separated into more than one unit of accounting if the functionality of the delivered element(s) is not dependent on the undelivered element(s), there is vendor-specific objective evidence of the fair value of the undelivered element(s), and general revenue recognition criteria related to the delivered element(s) have been met. The amount of product and services revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of revenue recognition. For all other deliverables, we separate the elements into more than one unit of accounting if the delivered element(s) have value to the customer on a stand-alone basis, objective and reliable evidence of fair value exists for the undelivered element(s), and delivery of the undelivered element(s) is probable and substantially within our control. Revenue is allocated to each unit of accounting based on the relative fair value of each accounting unit or using the residual method if objective evidence of fair value does not exist for the delivered element(s). The revenue recognition criteria described above are applied to each separate unit of accounting. If these criteria are not met, revenue is deferred until the criteria are met or the last element has been delivered.
     Our total deferred revenue for products was $13.0 million and $12.0 million as of October 31, 2008 and October 31, 2009, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $61.4 million and $63.9 million as of October 31, 2008 and October 31, 2009, respectively.
Share-Based Compensation
     We measure and recognize compensation expense for share-based awards based on estimated fair values on the date of grant. We estimate the fair value of each option-based award on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires that we make several estimates, including the option’s expected life and the price volatility of the underlying stock. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. Because we considered our options to be “plain vanilla,” we calculated the expected term using the simplified method for fiscal 2007. Options are considered to be “plain vanilla” if they have the following basic characteristics: they are granted “at-the-money;” exercisability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; there is a limited exercise period following termination of service; and the options are non-transferable and non-hedgeable. Beginning in fiscal 2008 we gathered more detailed historical information about specific exercise behavior of our grantees, which we used to determine expected term. We considered the implied volatility and historical volatility of our stock price in determining our expected volatility, and, finding both to be equally reliable, determined that a combination of both measures would result in the best estimate of expected volatility. We recognize the estimated fair value of option-based awards, net of estimated forfeitures, as share-based compensation expense on a straight-line basis over the requisite service period.
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
     Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measure of estimated fair value of our share-based compensation. See Note 18 to our Consolidated Financial Statements in Item 8 of Part II of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of October 31, 2009, total unrecognized compensation expense was: (i) $11.9 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 1.0 year; and (ii) $42.1 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.2 years.
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

Reserve for Inventory Obsolescence
     We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. Upon recognition of the write down, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. We recorded charges for excess and obsolete inventory of $18.3 million and $15.7 million in fiscal 2008 and 2009, respectively. These charges were primarily related to excess inventory due to a change in forecasted product sales. In an effort to limit our exposure to delivery delays and to satisfy customer needs we purchase inventory based on forecasted sales across our product lines. In addition, part of our research and development strategy is to promote the convergence of similar features and functionalities across our product lines. Each of these practices exposes us to the risk that our customers will not order products for which we have forecasted sales, or will purchase less than we have forecasted. Historically, we have experienced write downs due to changes in strategic direction, discontinuance of a product and declines in market conditions. If actual market conditions worsen or differ from those we have assumed, if there is a sudden and significant decrease in demand for our products, or if there is a higher incidence of inventory obsolescence due to a rapid change in technology, we may be required to take additional inventory write-downs, and our gross margin could be adversely affected. Our inventory net of allowance for excess and obsolete was $93.5 million and $88.1 as of October 31, 2008 and October 31, 2009, respectively.
Restructuring
     As part of our restructuring costs, we provide for the estimated cost of the net lease expense for facilities that are no longer being used. The provision is equal to the fair value of the minimum future lease payments under our contracted lease obligations, offset by the fair value of the estimated sublease payments that we may receive. As of October 31, 2009, our accrued restructuring liability related to net lease expense and other related charges was $9.4 million. The total minimum lease payments for these restructured facilities are $14.5 million. These lease payments will be made over the remaining lives of our leases, which range from sixteen months to ten years. If actual market conditions are different than those we have projected, we will be required to recognize additional restructuring costs or benefits associated with these facilities.
Allowance for Doubtful Accounts
     Our allowance for doubtful accounts receivable is based on management’s assessment, on a specific identification basis, of the collectibility of customer accounts. We perform ongoing credit evaluations of our customers and generally have not required collateral or other forms of security from customers. In determining the appropriate balance for our allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectibility. In doing so, we consider creditworthiness, payment history, account activity and communication with such customer. If a customer’s financial condition changes, or if actual defaults are higher than our historical experience, we may be required to take a charge for an allowance for doubtful accounts receivable which could have an adverse impact on our results of operations. Our accounts receivable net of allowance for doubtful accounts was $138.4 million and $118.3 as of October 31, 2008 and October 31, 2009, respectively. Our allowance for doubtful accounts as of October 31, 2008 and October 31, 2009 was $0.1 million.
Goodwill
     As discussed in “Overview” above, during the second quarter of fiscal 2009, we conducted an interim impairment assessment that resulted in the write-off of all goodwill remaining on our balance sheet. As a result, as of October 31, 2008 and October 31, 2009, our consolidated balance sheet included $455.7 million and $0 in goodwill, respectively.
     Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our acquisitions. We test goodwill for impairment on an annual basis, which we have determined to be the last business day of fiscal September each year. We also test goodwill for impairment between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The first step is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. A non-cash goodwill impairment charge would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

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
     Interim Impairment Assessment — Fiscal 2009
     Based on a combination of factors, including the macroeconomic conditions described above and a sustained decline in our common stock price and market capitalization below our net book value, we conducted an interim impairment assessment of goodwill during the second quarter of fiscal 2009. When we performed the step one fair value comparison during the second quarter of fiscal 2009, our market capitalization was $721.8 million and our carrying value, including goodwill, was $949.0 million. We applied a 25% control premium to market capitalization to determine a fair value of $902.2 million. Because step one indicated that the fair value was less than our carrying value, we performed the step two analysis. Under the step two analysis, the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. The implied fair value of the reporting unit’s goodwill was determined to be $0, and, as a result, we recorded a goodwill impairment of $455.7 million, representing the full carrying value of the goodwill.
Long-lived Assets (excluding goodwill)
     Our long-lived assets, excluding goodwill, include: equipment, furniture and fixtures; finite-lived intangible assets; and maintenance spares. As of October 31, 2008 and 2009 these assets totaled $182.3 million and $154.7 million, net, respectively. We test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount is not recoverable from its undiscounted cash flows. Our long-lived assets are part of a single reporting unit which represents the lowest level for which we identify cash flows.
     Due to effects on our business of difficult macroeconomic conditions, during fiscal 2009 we experienced order delays, lengthening sales cycles and slowing deployments. As a result of these conditions, we performed an impairment analysis of all our long-lived assets during the second quarter of fiscal 2009. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products that involve new technologies and uncertainties around customer acceptance of new products. These and other assumptions are used to forecast future, undiscounted cash flows. Based on our estimate of future, undiscounted cash flows as of April 30, 2009, no impairment was required. If actual market conditions differ or our forecasts change, we may be required to record a non-cash impairment charge related to long-lived assets in future periods. Such charges would have the effect of decreasing our earnings or increasing our losses in such period.
Investments
     We have an investment portfolio comprised of marketable debt securities which are comprised of U.S. government obligations. The value of these securities is subject to market volatility for the period we hold these investments and until their sale or maturity. We recognize losses when we determine that declines in the fair value of our investments, below their cost basis, are other-than-temporary. In determining whether a decline in fair value is other-than-temporary, we consider various factors including market price (when available), investment ratings, the financial condition and near-term prospects of the investee, the length of time and the extent to which the fair value has been less than our cost basis, and our intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. We make significant judgments in considering these factors. If we judge that a decline in fair value is other-than-temporary, the investment is valued at the current fair value, and we would incur a loss equal to the decline, which could materially adversely affect our profitability and results of operations.
     As of October 31, 2009, we held a minority investment of $0.9 million in a privately held technology company that is reported in other assets. The market for technologies or products manufactured by this company is in the early stage and markets may never materialize or become significant. This investment is inherently high risk and we could lose our entire investment. We monitor this investment for impairment and make appropriate reductions in carrying value when necessary. If market conditions, the expected financial performance, or the competitive position of this company deteriorates, we may be required to record a non-cash charge in future periods due to an impairment of the value of our investment.

     During fiscal 2009, we recorded losses of $5.3 million related to a decline in value, determined to be other-than temporary, associated with two of our investments in privately held technology companies. One of the privately held companies was purchased by a publicly traded entity. As a result, this investment is now recorded as a trading security.
Deferred Tax Valuation Allowance
     As of October 31, 2009, we have recorded a valuation allowance offsetting nearly all our net deferred tax assets of $1.2 billion. When measuring the need for a valuation allowance, we assess both positive and negative evidence regarding the realizability of these deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as our operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, our cumulative loss during this three-year period represents sufficient negative evidence regarding the need for nearly a full valuation allowance. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income or as an adjustment to paid-in capital, based on tax ordering requirements.
Uncertain Tax Positions
     Ciena accounts for uncertainty in income tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. As of October 31, 2009, we had $1.3 million and $6.1 million recorded as current and long-term obligations, respectively, related to uncertain tax positions. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.
Warranty
     Our liability for product warranties, included in other accrued liabilities, was $37.3 million and $40.2 million as of October 31, 2008 and October 31, 2009, respectively. Our products are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties was $15.3 million and $19.3 million for fiscal 2008 and 2009, respectively. The provision for warranty claims may fluctuate on a quarterly basis depending upon the mix of products and customers in that period. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. An increase in warranty claims or the related costs associated with satisfying these warranty obligations could increase our cost of sales and negatively affect our gross margin.
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
Unaudited Quarterly Results of Operations
     The tables below (in thousands, except per share data) set forth the operating results represented by certain items in our consolidated statements of operations for each of the eight quarters in the period ended October 31, 2009. This information is unaudited, but in our opinion reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair statement of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.

	Jan. 31,	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,	Apr. 30,	Jul. 31,	Oct. 31,
	2008	2008	2008	2008	2009	2009	2009	2009
Revenue:
Products	$201,790	$216,181	$223,661	$149,783	$139,717	$118,849	$139,903	$149,053
Services	25,626	26,018	29,518	29,871	27,683	25,352	24,855	27,217

Total Revenue	227,416	242,199	253,179	179,654	167,400	144,201	164,758	176,270

Cost of goods sold:
Products	91,387	96,041	107,953	75,857	76,367	65,419	72,842	81,542
Services	19,460	18,562	19,595	22,666	19,190	18,062	17,251	17,126

Total costs of goods sold	110,847	114,603	127,548	98,523	95,557	83,481	90,093	98,668

Gross profit	116,569	127,596	125,631	81,131	71,843	60,720	74,665	77,602

Operating expenses:
Research and development	35,444	44,628	47,809	47,142	46,700	49,482	44,442	49,695
Selling and marketing	33,608	38,591	39,440	40,379	33,819	33,295	31,468	35,945
General and administrative	22,628	16,650	14,758	14,603	11,585	12,615	11,524	11,785
Amortization of intangible assets	6,470	8,760	8,671	8,363	6,404	6,224	6,224	5,974
Restructuring costs	—	—	—	1,110	76	6,399	3,941	791
Goodwill impairment	—	—	—	—	—	455,673	—	—

Total operating expenses	98,150	108,629	110,678	111,597	98,584	563,688	97,599	104,190

Income (loss) from operations	18,419	18,967	14,953	(30,466)	(26,741)	(502,968)	(22,934)	(26,588)
Interest and other income, net	19,082	8,487	5,342	3,851	4,660	3,508	999	320
Interest expense	(7,358)	(1,861)	(1,855)	(1,853)	(1,844)	(1,852)	(1,856)	(1,854)
Realized gain (loss) due to impairment of marketable debt investments	—	—	(5,114)	13	—	—	—	—
Loss on cost method investments	—	—	—	—	(565)	(2,570)	(2,193)	—
Gain on extinguishment of debt	—	—	—	932	—	—	—	—

Income (loss) before income taxes	30,143	25,593	13,326	(27,523)	(24,490)	(503,882)	(25,984)	(28,122)
Provision (benefit) for income tax	1,336	1,833	1,603	(2,127)	341	(672)	470	(1,463)

Net income (loss)	$28,807	$23,760	$11,723	$(25,396)	$(24,831)	$(503,210)	$(26,454)	$(26,659)

Basic net income (loss) per common share	$0.33	$0.27	$0.13	$(0.28)	$(0.27)	$(5.53)	$(0.29)	$(0.29)

Diluted net income (loss) per potential common share	$0.28	$0.23	$0.12	$(0.28)	$(0.27)	$(5.53)	$(0.29)	$(0.29)

Weighted average basic common shares outstanding	86,910	89,102	90,216	90,413	90,620	90,932	91,364	91,758

Weighted average dilutive potential common shares outstanding	109,009	110,770	111,681	90,413	90,620	90,932	91,364	91,758

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.
     Interest Rate Sensitivity. We maintain a short-term and long-term investment portfolio. See Notes 5 and 6 to the Consolidated Financial Statements in Item 8 of Part II of this report for information relating to these investments and their fair value. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percentage points from current levels, the fair value of the portfolio would decline by approximately $20.5 million.
     Foreign Currency Exchange Risk. As a global concern, we face exposure to adverse movements in foreign currency exchange rates. Because our sales are primarily denominated in U.S. dollars, the impact of foreign currency fluctuations on revenue has not been material. Our primary exposures to foreign currency exchange risk are related to non-U.S. dollar denominated operating expense in Canadian Dollars (“CAD”), British Pounds (“GBP”), Euros (“EUR”) and Indian Rupees (“INR”). During fiscal 2009, approximately 79% of our operating expense, exclusive of our goodwill impairment and restructuring costs, was U.S. dollar denominated.
     To reduce variability in non-U.S. dollar denominated operating expense, we have previously entered into foreign currency forward contracts and may do so in the future. We utilize these derivatives to partially offset our market exposure to fluctuations in certain foreign currencies. These derivatives are designated as cash flow hedges and typically have maturities of less than one year. Ciena’s foreign currency forward contracts were fully matured as of October 31, 2009. The effective portion of the derivative’s gain or loss was initially reported as a component of accumulated other comprehensive income (loss) and, upon occurrence of the forecasted transaction, was subsequently reclassified into the operating expense line item to which the hedged transaction related. We recorded the ineffectiveness of the hedging instruments in interest and other income, net on our consolidated statements of operations.
     Favorable foreign exchange translations, net of hedging, benefited total research and development, sales and marketing, and general and administrative expenses by approximately $9.9 million for fiscal 2009 compared to fiscal 2008. This favorable foreign exchange translation was due to the relative strength of the U.S. dollar in relation to the previous year. These foreign currency forward contracts were not designed to provide foreign currency protection over the long-term. In designing a specific approach, we considered several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular instrument, and potential effectiveness. As of October 31, 2009, there were no outstanding foreign currency forward contracts.
     As of October 31, 2009, our assets and liabilities related to non-dollar denominated currencies were primarily related to intercompany payables and receivables. We do not enter into foreign exchange forward or option contracts for speculative or trading purposes.
Item 8. Financial Statements and Supplementary Data
The following is an index to the consolidated financial statements:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ciena Corporation
     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ciena Corporation and its subsidiaries (the “Company”) at October 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
December 21, 2009

CIENA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 31,
	2008	2009
ASSETS

Current assets:
Cash and cash equivalents	$550,669	$485,705
Short-term investments	366,336	563,183
Accounts receivable, net	138,441	118,251
Inventories	93,452	88,086
Prepaid expenses and other	35,888	50,537

Total current assets	1,184,786	1,305,762
Long-term investments	156,171	8,031
Equipment, furniture and fixtures, net	59,967	61,868
Goodwill	455,673	—
Other intangible assets, net	92,249	60,820
Other long-term assets	75,748	67,902

Total assets	$2,024,594	$1,504,383

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$44,761	$53,104
Accrued liabilities	96,143	103,349
Restructuring liabilities	1,668	1,811
Deferred revenue	36,767	40,565

Total current liabilities	179,339	198,829
Long-term deferred revenue	37,660	35,368
Long-term restructuring liabilities	2,557	7,794
Other long-term obligations	8,089	8,554
Convertible notes payable	798,000	798,000

Total liabilities	1,025,645	1,048,545

Commitments and contingencies
Stockholders’ equity:
Preferred stock — par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock — par value $0.01; 290,000,000 shares authorized; 90,470,803 and 92,038,360 shares issued and outstanding	905	920
Additional paid-in capital	5,629,498	5,665,028
Accumulated other comprehensive income (loss)	(1,275)	1,223
Accumulated deficit	(4,630,179)	(5,211,333)

Total stockholders’ equity	998,949	455,838

Total liabilities and stockholders’ equity	$2,024,594	$1,504,383

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended October 31,
	2007	2008	2009
Revenue:
Products	$695,289	$791,415	$547,522
Services	84,480	111,033	105,107

Total revenue	779,769	902,448	652,629

Cost of goods sold:
Products	337,866	371,238	296,170
Services	79,634	80,283	71,629

Total cost of goods sold	417,500	451,521	367,799

Gross profit	362,269	450,927	284,830

Operating expenses:
Research and development	127,296	175,023	190,319
Selling and marketing	118,015	152,018	134,527
General and administrative	50,248	68,639	47,509
Amortization of intangible assets	25,350	32,264	24,826
Restructuring (recoveries) costs	(2,435)	1,110	11,207
Gain on lease settlement	(4,871)	—	—
Goodwill impairment	—	—	455,673

Total operating expenses	313,603	429,054	864,061

Income (loss) from operations	48,666	21,873	(579,231)
Interest and other income, net	76,483	36,762	9,487
Interest expense	(26,996)	(12,927)	(7,406)
Realized loss due to impairment of marketable debt investments	(13,013)	(5,101)	—
Loss on cost method investments	—	—	(5,328)
Gain on extinguishment of debt	—	932	—
Gain on equity investments, net	592	—	—

Income (loss) before income taxes	85,732	41,539	(582,478)
Provision (benefit) for income taxes	2,944	2,645	(1,324)

Net income (loss)	$82,788	$38,894	$(581,154)

Basic net income (loss) per common share	$0.97	$0.44	$(6.37)

Diluted net income (loss) per potential common share	$0.87	$0.42	$(6.37)

Weighted average basic common shares outstanding	85,525	89,146	91,167

Weighted average dilutive potential common shares outstanding	99,604	110,605	91,167

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

				Accumulated Other		Total
	Common Stock		Additional Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	in- Capital	Income	Deficit	Equity
Balance at October 31, 2006	84,891,656	$849	$5,505,853	$(1,076)	$(4,752,000)	$753,626

Net income	—	—	—	—	82,788	82,788
Changes in unrealized losses on investments, net	—	—	—	846	—	846
Translation adjustment	—	—	—	(1,013)	—	(1,013)

Comprehensive income	—	—	—	—	—	82,621
Exercise of stock options, net	1,847,455	19	36,816	—	—	36,835
Share-based compensation expense	—	—	19,572	—	—	19,572
Exercise of warrant	12,958	—	—	—	—	—
Purchase of call spread option	—	—	(42,500)	—	—	(42,500)

Balance at October 31, 2007	86,752,069	868	5,519,741	(1,243)	(4,669,212)	850,154

Cummulative effect of adopting FIN 48	—	—	—	—	139	139

Net income	—	—	—	—	38,894	38,894
Changes in unrealized gains on investments, net	—	—	—	(1,479)	—	(1,479)
Translation adjustment	—	—	—	1,447	—	1,447

Comprehensive income	—	—	—	—	—	38,862
Exercise of stock options, net	1,253,350	12	5,764	—	—	5,776
Tax benefit from employee stock option plans	—	—	318			318
Share-based compensation expense	—	—	31,428	—	—	31,428
Issuance of common stock for acquisitions, net of issuance costs	2,465,384	25	72,247	—	—	72,272

Balance at October 31, 2008	90,470,803	905	5,629,498	(1,275)	(4,630,179)	998,949

Net loss	—	—	—	—	(581,154)	(581,154)
Changes in unrealized gains on investments, net	—	—	—	1,404	—	1,404
Translation adjustment	—	—	—	1,094	—	1,094

Comprehensive loss	—	—	—	—	—	(578,656)
Exercise of stock options, net	1,567,557	15	1,092	—	—	1,107
Share-based compensation expense	—	—	34,438	—	—	34,438

Balance at October 31, 2009	92,038,360	$920	$5,665,028	$1,223	$(5,211,333)	$455,838

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended October 31,
	2007	2008	2009
Cash flows from operating activities:
Net income (loss)	$82,788	$38,894	$(581,154)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Early extinguishment of debt	—	(932)	—
Amortization of discount on marketable debt securities	(14,191)	(2,878)	(907)
Realized loss due to impairment of marketable debt investments	13,013	5,101	—
Loss on cost method investments	—	—	5,328
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	12,833	18,599	21,933
Goodwill impairment	—	—	455,673
Share-based compensation costs	19,572	31,428	34,438
Amortization of intangible assets	29,220	37,956	31,429
Deferred tax provision	—	1,640	(883)
Provision for inventory excess and obsolescence	12,180	18,325	15,719
Provision for warranty	12,743	15,336	19,286
Other	2,544	5,243	2,044
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	3,094	(32,471)	20,097
Inventories	(8,713)	3,713	(10,353)
Prepaid expenses and other	(20,568)	1,649	(9,678)
Accounts payable, accruals and other obligations	(60,524)	(23,945)	2,943
Income taxes payable	1,787	(7,655)	—
Deferred revenue	22,964	7,616	1,506

Net cash provided by operating activities	108,742	117,619	7,421

Cash flows from investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(32,105)	(29,998)	(24,114)
Restricted cash	(13,277)	1,340	(4,116)
Purchase of available for sale securities	(864,012)	(571,511)	(1,214,218)
Proceeds from maturities of available for sale securities	989,705	901,433	645,119
Proceeds from sales of available for sale securities	—	—	523,137
Minority equity investments, net	(181)	—	—
Acquisition of business, net of cash acquired	—	(210,016)	—

Net cash provided by (used in) investing activities	80,130	91,248	(74,192)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	500,000	—	—
Repayment of 3.75% convertible notes payable	—	(542,262)	—
Repurchase of 0.25% convertible notes payable	—	(1,034)	—
Debt issuance costs	(11,750)	—	—
Purchase of call spread option	(42,500)	—	—
Repayment of indebtedness of acquired business	—	(12,363)	—
Excess tax benefit from employee stock option plans	—	318	—
Proceeds from issuance of common stock and warrants	36,835	5,776	1,107

Net cash provided by (used in) financing activities	482,585	(549,565)	1,107

Effect of exchange rate changes on cash and cash equivalents	440	(694)	700
Net increase (decrease) in cash and cash equivalents	671,897	(341,392)	(64,964)
Cash and cash equivalents at beginning of period	220,164	892,061	550,669

Cash and cash equivalents at end of period	$892,061	$550,669	$485,705

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$21,504	$15,339	$4,748
Income taxes, net	$1,157	$3,120	$584
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$3,062	$2,316	$1,481
Value of common stock issued in acquisition	$—	$62,360	$—
Fair value of vested options assumed in acquisition	$—	$9,912	$—
The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) CIENA CORPORATION AND SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES
Description of Business
     Ciena is a provider of communications networking equipment, software and services that support the transport, switching, aggregation and management of voice, video and data traffic. Ciena’s optical service delivery and carrier Ethernet service delivery products are used individually, or as part of an integrated solution, in communications networks operated by service providers, cable operators, governments and enterprises around the globe. Ciena is a network specialist targeting the transition of disparate, legacy communications networks to converged, next-generation architectures, better able to handle increased traffic and deliver more efficiently a broader mix of high-bandwidth communications services. Ciena’s products, along with its embedded, network element software and unified service and transport management, enable service providers to efficiently and cost-effectively deliver critical enterprise and consumer-oriented communication services. Ciena’s principal executive offices are located at 1201 Winterson Road, Linthicum, Maryland 21090.
Principles of Consolidation
     Ciena has 13 wholly owned U.S. and international subsidiaries, which have been consolidated in the accompanying financial statements.
     The accompanying consolidated financial statements include the accounts of Ciena and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.
Pending Acquisition of Nortel Metro Ethernet Networks (“MEN”) Assets
     Ciena has entered into definitive asset purchase agreements, as amended, relating to the acquisition of substantially all of the optical networking and carrier Ethernet assets of Nortel’s MEN business. In accordance with these agreements, Ciena will pay the sellers a purchase price of $530 million in cash and issue them $239 million in aggregate principal amount of 6% senior convertible notes due June 2017. Additional details regarding this pending transaction and the terms of the notes to be issued are set forth in Note 22 below.
Fiscal Year
     Ciena has a 52 or 53 week fiscal year, which ends on the Saturday nearest to the last day of October in each year (November 3, 2007, November 1, 2008 and October 31, 2009 for the periods reported). For purposes of financial statement presentation, each fiscal year is described as having ended on October 31. Fiscal 2008 and fiscal 2009 consisted of 52 weeks and fiscal 2007 consisted of 53 weeks.
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
Investments
     Ciena’s investments are principally in marketable debt securities that are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. Realized gains or losses and declines in value on available-for-sale securities determined to be other-than-temporary are reported in other income or expensed as incurred. Ciena considers all marketable debt securities that it expects to convert to cash within one year or less to be classified as short-term investments. All others are considered long-term investments.

Inventories
     Inventories are stated at the lower of cost or market, with cost computed using standard cost, which approximates actual cost on a first-in, first-out basis. Ciena records a provision for excess and obsolete inventory when an impairment has been identified.
Equipment, Furniture and Fixtures
     Equipment, furniture and fixtures are recorded at cost. Depreciation and amortization are computed using the straight-line method over useful lives of two years to five years for equipment, furniture and fixtures and the shorter of useful life or lease term for leasehold improvements. Upon a triggering event or changes in circumstances, a review of the fair value of our equipment, furniture and fixtures is performed and an impairment loss is recognized only if the carrying amount of the asset or asset group is determined to not be recoverable and exceeds its fair value. An impairment loss is measured as the amount by which the carrying amount of the asset or asset group exceeds its fair value.
     Qualifying internal use software and website development costs incurred during the application development stage that consist primarily of outside services and purchased software license costs, are capitalized and amortized straight-line over the estimated useful life.
Goodwill and Other Intangible Assets
     Ciena has recorded goodwill and intangible assets as a result of several acquisitions. Ciena tests the reporting unit’s goodwill for impairment on an annual basis, which Ciena has determined to be the last business day of its fiscal September each year. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. Ciena operates its business and tests its goodwill for impairment as a single reporting unit. See Note 4 below.
     Finite-lived intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally three to seven years, which approximates the use of intangible assets. Upon a triggering event or changes in circumstances, a review of the fair value of our finite-lived intangible assets is performed. Impairments of finite-lived intangible assets are recognized only if the carrying amount of the asset or asset group is determined to not be recoverable and exceeds its fair value. Upon a triggering event or changes in circumstances, a review of the fair value of our finite-lived intangible assets is performed and an impairment loss is measured as the amount by which the carrying amount of the asset or asset group exceeds its fair value.
Minority Equity Investments
     Ciena has certain minority equity investments in privately held technology companies that are classified as other assets. These investments are carried at cost because Ciena owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. These investments involve a high degree of risk as the markets for the technologies or products manufactured by these companies are usually early stage at the time of Ciena’s investment and such markets may never be significant. Ciena could lose its entire investment in some or all of these companies. Ciena monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.
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
     Historically, a large percentage of Ciena’s revenue has been the result of sales to a small number of communications service providers. Consolidation among Ciena’s customers has further increased this concentration. Consequently, Ciena’s accounts receivable are concentrated among these customers. See Notes 7 and 21 below.
     Additionally, Ciena’s access to certain materials or components is dependent upon sole or limited source suppliers. The inability of any supplier to fulfill Ciena’s supply requirements could affect future results. Ciena relies on a small number of contract manufacturers, principally in China and Thailand, to perform the majority of the manufacturing for its products. If Ciena cannot effectively manage these manufacturers and forecast future demand, or if they fail to deliver products or components on time, Ciena’s business and results of operations may suffer.

Revenue Recognition
     Ciena recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectibility is reasonably assured. Customer purchase agreements and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and evidence of customer acceptance, when applicable, are used to verify delivery. Ciena assesses whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Ciena assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. Revenue for maintenance services is generally deferred and recognized ratably over the period during which the services are to be performed.
     Some of Ciena’s communications networking equipment is integrated with software that is essential to the functionality of the equipment. Software revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met.
     Arrangements with customers may include multiple deliverables, including any combination of equipment, services and software. If multiple element arrangements include software or software-related elements that are essential to the equipment, Ciena allocates the arrangement fee to be allocated to those separate units of accounting. Multiple element arrangements that include software are separated into more than one unit of accounting if the functionality of the delivered element(s) is not dependent on the undelivered element(s), there is vendor-specific objective evidence of the fair value of the undelivered element(s), and general revenue recognition criteria related to the delivered element(s) have been met. The amount of product and services revenue recognized is affected by Ciena’s judgments as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists. Changes to the elements in an arrangement and Ciena’s ability to establish vendor-specific objective evidence for those elements could affect the timing of revenue recognition. For all other deliverables, Ciena separates the elements into more than one unit of accounting if the delivered element(s) have value to the customer on a stand-alone basis, objective and reliable evidence of fair value exists for the undelivered element(s), and delivery of the undelivered element(s) is probable and substantially in Ciena’s control. Revenue is allocated to each unit of accounting based on the relative fair value of each accounting unit or using the residual method if objective evidence of fair value does not exist for the delivered element(s). The revenue recognition criteria described above are applied to each separate unit of accounting. If these criteria are not met, revenue is deferred until the criteria are met or the last element has been delivered.
Warranty Accruals
     Ciena provides for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. Estimated warranty costs include material costs, technical support labor costs and associated overhead. The warranty liability is included in cost of goods sold and determined based upon actual warranty cost experience, estimates of failure rates and management’s industry experience. Ciena’s sales contracts do not permit the right of return of product by the customer after the product has been accepted.
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
Research and Development
     Ciena charges all research and development costs to expense as incurred. Research and development expense includes costs related to employee compensation, prototypes, consulting, depreciation, facilities and information technologies.

Advertising Costs
     Ciena expenses all advertising costs as incurred.
Legal Costs
     Ciena expenses legal costs associated with litigation defense as incurred.
Share-Based Compensation Expense
     Ciena measures and recognizes compensation expense for share-based awards based on estimated fair values on the date of grant. Ciena estimates the fair value of each option-based award on the date of grant using the Black-Scholes option-pricing model. This model is affected by Ciena’s stock price as well as estimates regarding a number of variables including expected stock price volatility over the expected term of the award and projected employee stock option exercise behaviors. Ciena estimates the fair value of each share-based award based on the fair value of the underlying common stock on the date of grant. In each case, Ciena only recognizes expense to its consolidated statement of operations for those options or shares that are expected ultimately to vest. Ciena uses two attribution methods to record expense, the straight-line method for grants with service-based vesting and the graded-vesting method, which considers each performance period or tranche separately, for all other awards. See Note 18 below.
Income Taxes
     Ciena accounts for income taxes using an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases, and for operating loss and tax credit carry forwards. In estimating future tax consequences, Ciena considers all expected future events other than the enactment of changes in tax laws or rates. Valuation allowances are provided, if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
     Ciena adopted the accounting guidance on uncertainty related to income tax positions at the beginning of fiscal 2008. The total amount of unrecognized tax benefits increased by $1.8 million during fiscal 2009 to $7.4 million, which includes $1.2 million of interest and some minor penalties. Ciena classified interest and penalties related to uncertain tax positions as a component of income tax expense. All of the uncertain tax positions, if recognized, would decrease the effective income tax rate.
     In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. In addition, tax authorities periodically audit Ciena’s income tax returns. These audits examine significant tax filing positions, including the timing and amounts of deductions and the allocation of income tax expenses among tax jurisdictions. Ciena’s major tax jurisdictions include the United States, United Kingdom, Canada and India, with open tax years beginning with fiscal years 2006, 2004, 2005 and 2006, respectively. However, limited adjustments can be made to Federal tax returns in earlier years in order to reduce net operating loss carryforwards.
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
Fair Value of Financial Instruments
     The carrying value of Ciena’s cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximates fair market value due to the relatively short period of time to maturity. The fair value of investments in marketable debt securities is determined using quoted market prices for those securities or similar financial instruments. For information related to the fair value of Ciena’s convertible notes, see Note 6 below.
     Fair value for the measurement of financial assets and liabilities is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Ciena utilizes a valuation hierarchy for disclosure of the inputs for fair value measurement. This hierarchy prioritizes the inputs into three broad levels as follows:
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
Restructuring
     Ciena has previously taken actions to align its workforce, facilities and operating costs with perceived market opportunities and business conditions. Ciena implements these restructuring plans and incurs the associated liability concurrently. Generally accepted accounting principles require that a liability for the cost associated with an exit or disposal activity be recognized in the period in which the liability is incurred, except for one-time employee termination benefits related to a service period of more than 60 days, which are accrued over the service period.
Foreign Currency
     Some of Ciena’s foreign branch offices and subsidiaries use the U.S. dollar as their functional currency because Ciena, as the U.S. parent entity, exclusively funds the operations of these branch offices and subsidiaries with U.S. dollars. For those subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date, and the statement of operations is translated at a monthly average rate. Resulting translation adjustments are recorded directly to a separate component of stockholders’ equity. Where the U.S. dollar is the functional currency of foreign branch offices or subsidiaries, re-measurement adjustments are recorded in other income. The net gain (loss) on foreign currency re-measurement and exchange rate changes is immaterial for separate financial statement presentation.
Derivatives
     Occasionally, Ciena uses foreign currency forward contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives, designated as cash flow hedges, have maturities of less than one year and permit net settlement.
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

Computation of Basic Net Income (Loss) per Common Share and Diluted Net Income (Loss) per Potential Common Share
     Ciena calculates basic earnings per share (EPS) by dividing earnings attributable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Ciena uses a dual presentation of basic and diluted EPS on the face of its income statement. A reconciliation of the numerator and denominator used for the basic and diluted EPS computations is set forth in Note 15.
Software Development Costs
     Generally accepted accounting principles require the capitalization of certain software development costs incurred subsequent to the date technological feasibility is established and prior to the date the product is generally available for sale. The capitalized cost is then amortized straight-line over the estimated life of the product. Ciena defines technological feasibility as being attained at the time a working model is completed. To date, the period between Ciena achieving technological feasibility and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, Ciena has not capitalized any software development costs.
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
Newly Issued Accounting Standards
     In October 2009, the FASB amended the accounting standards for revenue recognition with multiple deliverables. The amended guidance allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence or third-party evidence is unavailable. Additionally, it eliminates the residual method of revenue recognition in accounting for multiple deliverable arrangements. The guidance is effective for fiscal years beginning on or after June 15, 2010, early adoption is permitted. Ciena is currently evaluating the impact this new guidance could have on its financial condition, results of operations and cash flows.
     In October 2009, the FASB amended the accounting standards for revenue arrangements with software elements. The amended guidance modifies the scope of the software revenue recognition guidance to exclude tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality. The pronouncement is effective for fiscal years beginning on or after June 15, 2010, early adoption is permitted. This guidance must be adopted in the same period an entity adopts the amended revenue arrangements with multiple deliverables guidance described above. Ciena is currently evaluating the impact this new guidance could have on its financial condition, results of operations and cash flows.
     In May 2008, the FASB issued new guidance on accounting for convertible debt instruments. This new guidance requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. Ciena’s existing convertible notes payable do not provide for settlement in cash upon conversion and Ciena believes this new guidance will not have a material effect on its financial condition, results of operations and cash flows.

     In April 2008, the FASB issued new guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. This new guidance is effective for fiscal years beginning after December 15, 2008. Ciena is currently evaluating the impact this new guidance could have on its financial condition, results of operations and cash flows.
     In February 2008, the FASB issued new guidance on fair value measurements related to lease transactions. This guidance removes certain leasing transactions from its scope. Also, in February 2008 the FASB delayed the effective date of fair value measurements for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. In October 2008, the FASB clarified the application of fair value in a market that is not active, and provided guidance on the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Ciena is currently evaluating the impact this new guidance could have on its financial condition, results of operations and cash flows.
     In December 2007, the FASB issued new guidance which requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Ciena believes this new guidance will not have a material impact on its financial condition, results of operations and cash flows.
     In December 2007, the FASB issued new guidance on business combinations. The new guidance is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles with international accounting rules. This guidance applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply this guidance before that date. As of October 31, 2009, Ciena’s consolidated balance sheet includes $12.5 million of capitalized acquisition costs which include direct costs related to its pending acquisition of substantially all of the optical networking and carrier Ethernet assets of Nortel’s MEN business. Upon the adoption of this newly issued accounting guidance, Ciena will expense these acquisition costs in the first quarter of fiscal 2010. Future acquisition costs will be expensed as incurred. See Notes 9 and 22 below for further discussion of Ciena’s pending business combination. Ciena is currently evaluating any additional impacts this guidance could have on its financial condition, results of operations and cash flows.
(2) BUSINESS COMBINATIONS
     On March 3, 2008, Ciena acquired World Wide Packets, Inc. (“World Wide Packets” or “WWP”) pursuant to the terms of an Agreement and Plan of Merger dated January 22, 2008 (the “Merger Agreement”) by and among Ciena, World Wide Packets, Wolverine Acquisition Subsidiary, Inc., a wholly owned subsidiary of Ciena (“Merger Sub”), and Daniel Reiner, as stockholders’ representative. Pursuant to the Merger Agreement, on March 3, 2008, Merger Sub was merged with and into World Wide Packets, with World Wide Packets continuing as the surviving corporation and a wholly owned subsidiary of Ciena. World Wide Packets is a supplier of communications networking equipment that enables the cost-effective delivery of a wide variety of carrier Ethernet-based services. Prior to the acquisition, World Wide Packets was a privately held company. Ciena’s results of operations for fiscal 2008 in these financial statements include the operations of World Wide Packets beginning on March 3, 2008, the effective date of the acquisition.
     Upon the closing of the acquisition, all of the outstanding shares of World Wide Packets’ common stock and preferred stock were exchanged for approximately 2.5 million shares of Ciena common stock and approximately $196.7 million in cash. Of this amount, $20.0 million in cash and 340,000 shares of Ciena common stock were placed into escrow for a period of one year as security for the indemnification obligations of World Wide Packets’ stockholders under the Merger Agreement. Upon the closing, Ciena also assumed all then outstanding World Wide Packets options and exchanged them for options to acquire approximately 0.9 million shares of Ciena common stock. Under the Merger Agreement, Ciena also agreed to indemnify certain officers and directors of World Wide Packets against third-party claims arising out of their employment relationship. Ciena has determined the fair value of this indemnification obligation to be insignificant.
     The following table summarizes the purchase price for the acquisition (in thousands):

Amount
Cash	$196,668
Acquisition-related costs	14,183
Value of common stock issued	62,360
Fair value of vested options assumed	9,912

Total purchase price	$283,123

     The value of Ciena’s common stock issued in the acquisition was based on the average closing price of Ciena’s common stock for the two trading days prior to, the date of, and the two trading days after the announcement of the acquisition. The fair value of the vested options assumed was determined using the Black-Scholes option-pricing model.
     The acquisition was accounted for under the purchase method of accounting, which requires the total purchase price to be allocated to the acquired assets and assumed liabilities based on their estimated fair values. The amount of the purchase price in excess of the amounts assigned to acquired tangible or intangible assets and assumed liabilities is recognized as goodwill. Amounts allocated to goodwill are not tax deductible. As set forth below, Ciena recorded acquired, finite-lived intangible assets related to developed technology, covenants not to compete, and customer relationships, outstanding purchase orders and contracts. The following table summarizes the allocation of the acquisition purchase price based on the estimated fair value of the acquired assets and assumed liabilities (in thousands):

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

     Under purchase accounting rules, Ciena revalued the acquired finished goods inventory to fair value, which is defined as the estimated selling price less the sum of (a) costs of disposal, and (b) a reasonable profit allowance for Ciena’s selling effort. This revaluation resulted in an increase in inventory carrying value of approximately $5.3 million for marketable inventory, slightly offset by a decrease of $0.7 million for unmarketable inventory.
     Developed technology represents purchased technology which had reached technological feasibility and for which World Wide Packets had substantially completed development as of the date of acquisition. Fair value was determined using future discounted cash flows related to the projected income stream of the developed technology for a discrete projection period. Cash flows were discounted to their present value as of the closing date. Developed technology is amortized on a straight line basis over its estimated useful life of 4 years to 6 years.
     Covenants not to compete represent agreements entered into with key employees of World Wide Packets. Covenants not to compete are amortized on a straight line basis over estimated useful lives of 3.5 years.
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

(3) RESTRUCTURING COSTS
     The following table displays the activity and balances of the historical restructuring liability accounts for the fiscal years indicated (in thousands):

			Consolidation
	Workforce		of excess
	reduction		facilities		Total
Balance at October 31, 2006	$—		$35,634		$35,634
Additional liability recorded	72	(a)	1	(a)	73
Adjustment to previous estimates	—		(2,508	)(a)	(2,508)
Lease settlements	—		(4,871	)(a)	(4,871)
Cash payments	(72)		(23,568)		(23,640)

Balance at October 31, 2007	—		4,688		4,688
Additional liability recorded	1,057	(b)	53	(b)	1,110
Cash payments	(75)		(1,498)		(1,573)

Balance at October 31, 2008	982		3,243		4,225
Additional liability recorded	4,117	(c)	3,419	(c)	7,536
Adjustment to previous estimates	—		3,670	(c)	3,670
Cash payments	(4,929)		(897)		(5,826)

Balance at October 31, 2009	$170		$9,435		$9,605

Current restructuring liabilities	$170		$1,641		$1,811

Non-current restructuring liabilities	$—		$7,794		$7,794

(a)	During the first quarter of fiscal 2007, Ciena recorded a charge of $0.1 million related to other costs associated with a previous workforce reduction and an adjustment of $0.5 million related to costs associated with previously restructured facilities.

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

(b)	During the fourth quarter of fiscal 2008, Ciena recorded a charge of $1.0 million related to a workforce reduction of 56 employees and a charge of approximately $0.1 million related to the closure of a facility located in San Antonio, Texas.

(c)	During the first quarter of fiscal 2009, Ciena recorded a charge of $0.1 million in other costs associated with a previous workforce reduction.

During the second quarter of fiscal 2009, Ciena recorded a charge of $3.5 million of severance and other employee-related costs associated with a workforce reduction of 200 employees and an adjustment of $2.9 million associated with previously restructured facilities.

During the third quarter of fiscal 2009, Ciena recorded a charge of $0.5 million of severance and other employee-related costs and a charge of $3.4 million related to the Acton, MA facility closure.

During the fourth quarter of fiscal 2009, Ciena recorded an adjustment of $0.8 million associated with previously restructured facilities.
(4) GOODWILL AND LONG-LIVED ASSET ASSESSMENT
Goodwill
     The table below sets forth changes in carrying amount of goodwill during the fiscal years indicated (in thousands):

Total
Balance as October 31, 2006	$232,015
Goodwill acquired	—
Impairment losses	—

Balance as October 31, 2007	232,015
Goodwill acquired	223,658
Impairment losses	—

Balance as October 31, 2008	455,673
Goodwill acquired	—
Impairment losses	(455,673)

Balance as October 31, 2009	$—

     Ciena determines the fair value of its single reporting unit to be equal to its market capitalization plus a control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of Ciena’s common stock over a 10-day period before and a 10-day period after each assessment date. Ciena uses this 20-day duration to consider inherent market fluctuations that may affect any individual closing price. Ciena believes that its market capitalization alone does not fully capture the fair value of its business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of Ciena’s business. As such, in determining fair value, Ciena added a control premium – which seeks to give effect to the increased consideration a potential acquirer would be required to pay in order to gain sufficient ownership to set policies, direct operations and make decisions related to Ciena – to its market capitalization. In determining an appropriate control premium, Ciena looked to recent transaction data in its industry. For fiscal 2007, 2008 and 2009, Ciena used a 25% control premium in its goodwill assessment.
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
     Ciena also performed assessments of the fair value of its single reporting unit as of September 27, 2008 and September 29, 2007. Ciena compared its fair value on each assessment date to its carrying value, including goodwill, and determined that the carrying value, including goodwill, did not exceed fair value. Because the carrying amount was less than its fair value, no impairment loss was recorded.
Long-Lived Assets
     Ciena’s long-lived assets, excluding goodwill, include: equipment, furniture and fixtures; finite-lived intangible assets; and maintenance spares. Ciena tests long-lived assets for impairment whenever triggering events or changes in circumstances indicate that the assets’ carrying amount is not recoverable from its undiscounted cash flows. Ciena’s long-lived assets are part of a single reporting unit which represents the lowest level for which it can identify cash flows.
     Due to effects of difficult macroeconomic conditions on Ciena’s business, including lengthening sales cycles and slowing deployments resulting in lower demand, Ciena performed an impairment analysis of its long-lived assets during the fourth quarter of fiscal 2008 and the second quarter of fiscal 2009. Based on Ciena’s estimate of future, undiscounted cash flows as of October 31, 2008 and April 30, 2009, respectively, no impairment was required. There were no triggering events or changes in circumstances that required a reassessment as of October 31, 2009. If actual market conditions differ or forecasts change, Ciena may be required to record a non-cash impairment charge related to long-lived assets in future periods. Such charges would have the effect of decreasing Ciena’s earnings or increasing its losses in such period.
(5) MARKETABLE DEBT SECURITIES
     As of the dates indicated, short-term and long-term investments in marketable debt securities are comprised of the following (in thousands):

	October 31, 2009
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
US government obligations	$570,505	$460	$2	$570,963
Publicly traded equity securities	251	—	—	251

	$570,756	$460	$2	$571,214

Included in short-term investments	562,781	404	2	563,183
Included in long-term investments	7,975	56	—	8,031

	$570,756	$460	$2	$571,214

	October 31, 2008
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Corporate bonds	$116,531	$81	$2,260	$114,352
Asset backed obligations	10,188	—	7	10,181
Commercial paper	49,871	7	8	49,870
US government obligations	334,195	949	40	335,104
Certificate of deposit	13,000	—	—	13,000

	$523,785	$1,037	$2,315	$522,507

Included in short-term investments	366,054	812	530	366,336
Included in long-term investments	157,731	225	1,785	156,171

	$523,785	$1,037	$2,315	$522,507

     As of October 31, 2007 the estimated fair value of commercial paper included investments in SIV Portfolio plc (formerly known as Cheyne Finance plc) and Rhinebridge LLC, two structured investment vehicles (SIVs) that entered into receivership during the fourth quarter of fiscal 2007 and failed to make payment at maturity. Due to their mortgage-related assets, each of these entities was exposed to adverse market conditions that affected its collateral and its ability to access short-term funding. Ciena purchased these investments in the third quarter of fiscal 2007 and, at the time of purchase, each investment had a rating of A1+ by Standard and Poor’s and P-1 by Moody’s, their highest ratings respectively. In estimating fair value, Ciena used a valuation approach based on a liquidation of assets held by each SIV and their subsequent distribution of cash. Ciena utilized assessments of the underlying collateral from multiple indicators of value which were then discounted to reflect the expected timing of disposition and market risks. Based on this assessment of fair value, as of October 31, 2007, Ciena recognized realized losses of $13.0 million related to these investments. Giving effect to these losses, our investment portfolio at October 31, 2007 included an estimated fair value of $33.9 million in commercial paper issued by these entities. During fiscal 2008, Ciena recognized additional losses of $5.1 million related to these investments, received payments of $28.8 million in connection with the restructuring of these SIVs, and, as of October 31, 2008, no longer held these investments.
     Gross unrealized losses related to marketable debt investments, included in short-term and long-term investments, were primarily due to changes in interest rates. Ciena’s management has determined that the gross unrealized losses at October 31, 2009 and October 31, 2008 are temporary in nature because Ciena has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. As of the dates indicated, gross unrealized losses were as follows (in thousands):

October 31, 2009
	Unrealized Losses Less Than 12		Unrealized Losses 12
	Months		Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
US government obligations	$2	$37,744	$—	$—	$2	$37,744

	$2	$37,744	$—	$—	$2	$37,744

	October 31, 2008
	Unrealized Losses Less Than 12		Unrealized Losses 12
	Months		Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Corporate bonds	$2,260	$88,176	$—	$—	$2,260	$88,176
Asset backed obligations	7	10,181	—	—	7	10,181
Commercial paper	8	29,709	—	—	8	29,709
US government obligations	40	23,438	—	—	40	23,438

	$2,315	$151,504	$—	$—	$2,315	$151,504

The following table summarizes legal maturities of marketable debt investments at October 31, 2009 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$562,530	$562,932
Due in 1-2 years	7,975	8,031

	$570,505	$570,963

(6) FAIR VALUE MEASUREMENTS
     As of the dates indicated, the following table summarizes the fair value of assets that are recorded at fair value on a recurring basis (in thousands):

	October 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
US government obligations	$—	$570,963	$—	$570,963
Publicly traded equity securities	251	—	—	251

Total assets measured at fair value	$251	$570,963	$—	$571,214

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
     As of October 31, 2009, Ciena did not hold financial assets or liabilities recorded at fair value based on Level 3 inputs.
     As of the dates indicated, the assets and liabilities above were presented on Ciena’s Consolidated Balance Sheet as follows (in thousands):

	October 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$251	$562,932	$—	$563,183
Long-term investments	—	8,031	—	8,031

Total assets measured at fair value	$251	$570,963	$—	$571,214

     During fiscal 2009, a private technology company in which Ciena holds a minority equity investment completed a round of equity financing and merged with another private technology company. These events required Ciena to perform an impairment analysis and measure the investment at fair value. In determining fair value, Ciena utilized Level 3 inputs including the recapitalization resulting from both the completion of the merger and the equity financing. Also, during fiscal 2009, a separate private technology company in which Ciena held a minority equity investment was acquired by a publicly-traded company. This event required Ciena to perform an impairment analysis and measure the investment at fair value. In determining fair value, Ciena utilized Level 2 inputs including the relevant exchange ratio for the acquisition transaction and the market price of the acquirer’s common stock. Based on Ciena’s ownership interest and the value of its investment following these events, Ciena recorded a non-cash loss on cost method investments of $5.3 million.
     At October 31, 2009, the fair value of the outstanding $500.0 million of 0.875% convertible senior notes and $298.0 million of 0.25% convertible senior notes was $299.1 million and $231.1 million, respectively. Fair value is based on the quoted market price for the notes on the dates above.
(7) ACCOUNTS RECEIVABLE
     As of October 31, 2009, one customer accounted for 10.7% of net trade accounts receivable. As of October 31, 2008, three customers each accounted for 10% or more of net trade accounts receivable and 59.0% in the aggregate. Ciena’s allowance for doubtful accounts as of October 31, 2007, 2008 and 2009 was $0.1 million.
     The following table summarizes the activity in Ciena’s allowance for doubtful accounts for the fiscal years indicated (in thousands):

		Net
Year ended	Balance at beginning	Provisions		Balance at end of
October 31,	of period	(Recovery)	Deductions	period
2007	$146	$(14)	$—	$132
2008	$132	$157	$165	$124
2009	$124	$93	$101	$116
(8) INVENTORIES
     As of the dates indicated, inventories are comprised of the following (in thousands):

	October 31,
	2008	2009
Raw materials	$19,044	$19,694
Work-in-process	1,702	1,480
Finished goods	95,963	90,914

	116,709	112,088
Provision for excess and obsolescence	(23,257)	(24,002)

	$93,452	$88,086

     Ciena writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During fiscal 2007, fiscal 2008 and fiscal 2009, Ciena recorded provisions for inventory reserves of $12.2 million, $18.3 million and $15.7 million, respectively, primarily related to changes in forecasted sales for certain products. Deductions from the reserve for excess and obsolete inventory relate to disposal activities.
     The following table summarizes the activity in Ciena’s reserve for excess and obsolete inventory for the fiscal years indicated (in thousands):

	Balance at
Year ended	beginning of			Balance at
October 31,	period	Provisions	Disposals	end of period
2007	$22,326	$12,180	$8,336	$26,170
2008	$26,170	$18,325	$21,238	$23,257
2009	$23,257	$15,719	$14,974	$24,002
(9) PREPAID EXPENSES AND OTHER
     As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	October 31,
	2008	2009
Interest receivable	$2,082	$993
Prepaid VAT and other taxes	15,160	14,527
Deferred deployment expense	4,481	4,242
Prepaid expenses	10,557	8,869
Capitalized acquisition costs	—	12,473
Restricted cash	1,717	7,477
Other non-trade receivables	1,891	1,956

	$35,888	$50,537

     Capitalized acquisition costs include direct costs related to Ciena’s pending acquisition of the optical networking and carrier Ethernet assets of Nortel’s MEN business. See Note 22 below. In the first quarter of fiscal 2010, Ciena will adopt newly issued accounting guidance related to business combinations, which will require the full amount of these capitalized acquisition costs to be expensed in the consolidated statement of operations.
(10) EQUIPMENT, FURNITURE AND FIXTURES
     As of the dates indicated, equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,
	2008	2009
Equipment, furniture and fixtures	$286,940	$293,093
Leasehold improvements	40,574	45,761

	327,514	338,854
Accumulated depreciation and amortization	(267,547)	(276,986)

	$59,967	$61,868

     During fiscal 2007, fiscal 2008 and fiscal 2009, Ciena recorded depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements of $12.8 million, $18.6 million and $21.9 million, respectively.
(11) OTHER INTANGIBLE ASSETS
     As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	October 31,
	2008			2009
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangible	Amortization	Intangible	Intangible	Amortization	Intangible
Developed technology	$185,833	$(128,255)	$57,578	$185,833	$(147,504)	$38,329

Patents and licenses	47,370	(37,952)	9,418	47,370	(42,811)	4,559
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	68,281	(43,028)	25,253	60,981	(43,049)	17,932

	$301,484		$92,249	$294,184		$60,820

     The aggregate amortization expense of other intangible assets was $29.2 million, $38.0 million and $31.4 million for fiscal 2007, fiscal 2008 and fiscal 2009, respectively. During fiscal 2009, gross intangibles and the corresponding accumulated amortization related to covenants not to compete, outstanding purchase orders and contracts decreased by $7.3 million due to their expiration. Expected future amortization of other intangible assets for the fiscal years indicated is as follows (in thousands):

Year ended October 31,
2010	$27,873
2011	13,852
2012	9,473
2013	7,217
Thereafter	2,405

$60,820

(12) OTHER BALANCE SHEET DETAILS
     As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	October 31,
	2008	2009
Maintenance spares inventory, net	$30,038	$31,994
Deferred debt issuance costs, net	15,127	12,832
Investments in privately held companies	6,671	907
Restricted cash	20,436	18,792
Other	3,476	3,377

	$75,748	$67,902

     Deferred debt issuance costs are amortized using the straight line method which approximates the effect of the effective interest rate method on the maturity of the related debt. Amortization of deferred debt issuance costs, which is included in interest expense, were $4.0 million, $2.9 million and $2.3 million for fiscal 2007, fiscal 2008 and fiscal 2009, respectively.
     As of the dates indicated, accrued liabilities are comprised of the following (in thousands):

	October 31,
	2008	2009
Warranty	$37,258	$40,196
Compensation, payroll related tax and benefits	23,253	20,025
Vacation	11,947	11,508
Interest payable	1,683	2,045
Other	22,002	29,575

	$96,143	$103,349

     The following table summarizes the activity in Ciena’s accrued warranty for the fiscal years indicated (in thousands):

Year ended	Balance at beginning			Balance at end
October 31,	of period	Provisions	Settlements	of period
2007	$31,751	$12,743	$10,914	$33,580
2008	$33,580	$15,336	$11,658	$37,258
2009	$37,258	$19,286	$16,348	$40,196
     As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	October 31,
	2008	2009
Products	$13,061	$11,998
Services	61,366	63,935

	74,427	75,933
Less current portion	(36,767)	(40,565)

Long-term deferred revenue	$37,660	$35,368

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
     The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon occurrence of the forecasted transaction, is subsequently reclassified into the operating expense line item to which the hedged transaction relates. Ciena records the ineffective portion of the hedging instruments in interest and other income, net. As of October 31, 2009, there were no foreign currency forward contracts outstanding.
     Ciena’s foreign currency forward contracts are classified as follows:

	Reclassified to Consolidated
	Statement of Operations
	(Effective Portion)
	Year Ended October 31,
Line Item in Consolidated Statement of Operations	2008	2009
Research and development	$—	$(533)
Selling and marketing	—	(804)

	$—	$(1,337)

	Recognized in Other
	Comprehensive Income (Loss)
	Year Ended October 31,
Line Item in Consolidated Balance Sheet	2008	2009
Accumulated other comprehensive income (loss)	$—	$1,337

	$—	$1,337

	Ineffective Portion
	Year Ended October 31,
Line Item in Consolidated Statement of Operations	2008	2009
Interest and other income, net	$—	$—

	$—	$—

(14) CONVERTIBLE NOTES PAYABLE
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
     During the fourth quarter of fiscal 2008, Ciena repurchased $2.0 million in principal amount of its outstanding 0.25% convertible senior notes in an open market transaction. Ciena used $1.0 million of cash to effect these repurchases during the quarter, which resulted in a gain of approximately $0.9 million relating to this repurchase.

     At the election of the holder, notes may be converted prior to maturity into shares of Ciena common stock at the initial conversion rate of 25.3001 shares per $1,000 in principal amount, which is equivalent to an initial conversion price of $39.5255 per share. The notes may be redeemed by Ciena if the closing sale price of Ciena’s common stock for at least 20 trading days in any 30 consecutive trading day period ending on the date one day prior to the date of the notice of redemption exceeds 130% of the conversion price. Ciena may redeem the notes in whole or in part, at a redemption price in cash equal to the principal amount to be redeemed, plus accrued and unpaid interest.
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
     Ciena used approximately $28.5 million of the net proceeds of this offering to purchase a call spread option on its common stock that is intended to limit exposure to potential dilution from the conversion of the notes. See Note 16 below for a description of this call spread option.
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
     Ciena used approximately $42.5 million of the net proceeds of this offering to purchase a call spread option on its common stock that is intended to limit exposure to potential dilution from conversion of the notes. See Note 16 below for a description of this call spread option.
(15) EARNINGS PER SHARE CALCULATION
     The following table (in thousands except per share amounts) is a reconciliation of the numerator and denominator of the basic net income (loss) per common share (“Basic EPS”) and the diluted net income (loss) per potential common share (“Diluted EPS”). Basic EPS is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of (i) common shares outstanding, (ii) shares issuable upon vesting of restricted stock units, (iii) shares issuable upon exercise of outstanding stock options, employee stock purchase plan options and warrants using the treasury stock method; and (iv) shares underlying the 0.25% and 0.875% convertible senior notes. Diluted EPS for fiscal 2007 reflects only a portion of the shares underlying the 0.875% convertible notes because they were issued on June 11, 2007.

Numerator

	Year Ended October 31,
	2007	2008	2009
Net income (loss)	$82,788	$38,894	$(581,154)
Add: Interest expense for 0.25% convertible senior notes	1,882	1,874	—
Add: Interest expense for 0.875% convertible senior notes	2,261	5,510	—

Net income (loss) used to calculate Diluted EPS	$86,931	$46,278	$(581,154)

Denominator

	Year Ended October 31,
	2007	2008	2009
Basic weighted average shares outstanding	85,525	89,146	91,167
Add: Shares underlying outstanding stock options, employees stock purchase plan options, warrants and restricted stock units	1,352	761	—
Add: Shares underlying 0.25% convertible senior notes	7,590	7,590	—
Add: Shares underlying 0.875% convertible senior notes	5,137	13,108	—

Dilutive weighted average shares outstanding	99,604	110,605	91,167

EPS

	Year Ended October 31,
	2007	2008	2009
Basic EPS	$0.97	$0.44	$(6.37)

Diluted EPS	$0.87	$0.42	$(6.37)

Explanation of Shares Excluded due to Anti-Dilutive Effect
     For fiscal 2009, the weighted average number of certain shares underlying outstanding stock options, employee stock purchase plan options, restricted stock units and warrants in the table below are considered anti-dilutive because the exercise price of these awards is greater than the average closing price per share on the NASDAQ Stock Market during this period. In addition, the weighted average number of shares issuable upon conversion of Ciena’s 0.25% convertible senior notes and 0.875% convertible senior notes are considered anti-dilutive because the related interest expense on a per common share “if converted” basis exceeds Basic EPS for the period.
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
     The following table summarizes the shares excluded from the calculation of the denominator for Basic and Diluted EPS due to their anti-dilutive effect for the fiscal years indicated (in thousands):
Shares excluded from EPS Denominator due to anti-dilutive effect

	Year Ended October 31,
	2007	2008	2009
Shares underlying stock options, restricted stock units and warrants	3,041	5,311	8,302
3.750% convertible notes	742	182	—
0.250% convertible senior notes	—	—	7,539
0.875% convertible senior notes	—	—	13,108

Total excluded due to anti-dilutive effect	3,783	5,493	28,949

(16) STOCKHOLDERS’ EQUITY
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
(17) INCOME TAXES
     For the periods indicated, the provision (benefit) for income taxes consists of the following (in thousands):

	October 31,
	2007	2008	2009
Provision (benefit) for income taxes:
Current:
Federal	$—	$(712)	$(3,488)
State	309	209	122
Foreign	2,635	1,508	2,925

Total current	2,944	1,005	(441)

Deferred:
Federal	—	1,640	(860)
State	—	—	(23)
Foreign	—	—	—

Total deferred	—	1,640	(883)

Provision (benefit) for income taxes	$2,944	$2,645	$(1,324)

     For the periods indicated, income (loss) before provision (benefit) for income taxes consists of the following (in thousands):

	October 31,
	2007	2008	2009
United States	$77,150	$32,868	$(591,637)
Foreign	8,582	8,671	9,159

Total	$85,732	$41,539	$(582,478)

     For the periods indicated, the tax provision (benefit) reconciles to the amount computed by multiplying income or loss before income taxes by the U.S. federal statutory rate of 35% as follows:

	October 31,
	2007	2008	2009
Provision at statutory rate	35.00%	35.00%	35.00%
Federal AMT	0.00%	0.89%	0.00%
State taxes	0.36%	0.50%	(0.02%)
Foreign taxes	0.11%	(3.67%)	0.05%
Research and development credit	(2.47%)	(2.60%)	0.60%
Goodwill impairment	0.00%	0.00%	(27.38%)
Non-deductible compensation and other	0.99%	10.31%	(1.45%)
Tax benefit attributable to other comprehensive income	0.00%	0.00%	0.03%
Valuation allowance	(30.55%)	(34.06%)	(6.60%)

Effective income tax rate	3.44%	6.37%	0.23%

     The significant components of deferred tax assets and liabilities were as follows (in thousands):

	October 31,
	2008	2009
Deferred tax assets:
Reserves and accrued liabilities	$27,795	$31,088
Depreciation and amortization	130,617	159,858
NOL and credit carry forward	960,632	965,529
Other	45,340	42,292

Gross deferred tax assets	1,164,384	1,198,767
Valuation allowance	(1,164,384)	(1,198,067)

Net deferred tax asset	$—	$700

     A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

Unrecognized tax benefits at October 31, 2007	$4,924

Increase (decrease) related to positions taken in prior period	(724)
Increase (decrease) related to positions taken in current period	734
Reductions related to expiration of statute of limitations	(498)

Unrecognized tax benefits at October 31, 2008	4,436
Increase (decrease) related to positions taken in prior period	106
Increase (decrease) related to positions taken in current period	1,947
Reductions related to expiration of statute of limitations	(300)

Unrecognized tax benefits at October 31, 2009	$6,189

     As of October 31, 2008 and 2009, Ciena had accrued $1.1 million and $1.2 million of interest, respectively, and some minor penalties related to unrecognized tax benefits within other long-term liabilities in the Consolidated Balance Sheets, of which $0.1 million and $0.1 million of interest was recorded to the provision for income taxes during fiscal 2008 and 2009, respectively. If recognized, the entire balance of unrecognized tax benefits would impact the effective tax rate. Over the next 12 months, Ciena does not estimate any material changes in the unrecognized income tax benefits.
     During fiscal 2002, Ciena established a valuation allowance against its deferred tax assets. Ciena intends to maintain a valuation allowance until sufficient positive evidence exists to support a reversal. Any future release of valuation allowance may be recorded as a tax benefit increasing net income or as an adjustment to paid-in capital, based on tax ordering requirements. The following table summarizes the activity in Ciena’s valuation allowance against its gross deferred tax assets (in thousands):

Year ended	Balance at beginning			Balance at end
October 31,	of period	Additions	Deductions	of period
2007	$1,189,522	$—	$9,399	$1,180,123
2008	$1,180,123	$—	$15,739	$1,164,384
2009	$1,164,384	$33,683	$—	$1,198,067
     As of October 31, 2009, Ciena had a $2.4 billion net operating loss carry forward and an $84 million income tax credit carry forward which begin to expire in fiscal year 2018 and 2013, respectively. Ciena’s ability to use net operating losses and credit carry forwards is subject to limitations pursuant to the ownership change rules of the Internal Revenue Code Section 382.
     The income tax provision does not reflect the tax savings resulting from deductions associated with Ciena’s equity compensation and convertible debt. The cumulative tax benefit through October 31, 2009 of approximately $77.3 million will be credited to additional paid-in capital when realized. For deductions associated with Ciena’s equity compensation, credits to paid-in capital will be recorded when those tax benefits are used to reduce taxes payable.
     Approximately $20.7 million of the valuation allowance as of October 31, 2009 was attributable to deferred tax assets associated with the acquisitions of WaveSmith, Catena, IPI and WWP.
(18) SHARE-BASED COMPENSATION EXPENSE
     Ciena has outstanding equity awards issued under its legacy equity plans and equity plans assumed as a result of previous acquisitions. While Ciena maintains a number of legacy and acquired equity incentive plans that have awards outstanding, equity awards are currently made only from the 2008 Omnibus Incentive Plan and the 2003 Employee Stock Purchase Plan, each as described below.
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
     The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of Ciena. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions and the required service or performance criteria. Options and SARs have a maximum term of ten years, and their exercise price may not be less than 100% of fair market value on the date of grant. Repricing of stock options and SARs is prohibited without stockholder approval. Each share subject to an award other than stock options or SARs will reduce the number of shares available for issuance under the 2008 Plan by 1.6 shares. Certain change in control transactions may cause awards granted under the 2008 Plan to vest, unless the awards are continued or substituted for in connection with the transaction. As of October 31, 2009, there were 3.3 million shares authorized and available for issuance under the 2008 Plan.
     Stock Options
     Outstanding stock option awards to employees are generally subject to service-based vesting restrictions and vest incrementally over a four-year period. The following table is a summary of Ciena’s stock option activity for the periods indicated (shares in thousands):

	Shares Underlying	Weighted
	Options	Average
	Outstanding	Exercise Price
Balance as of October 31, 2006	7,110	$48.52
Granted	695	32.47
Exercised	(1,507)	23.04
Canceled	(427)	41.52

Balance as of October 31, 2007	5,871	53.67
Granted	760	28.92
Granted in exchange for WWP options	934	7.50
Exercised	(658)	7.12
Canceled	(508)	52.79

Balance as of October 31, 2008	6,399	48.84
Granted	234	8.63
Exercised	(107)	2.33
Canceled	(988)	61.40

Balance as of October 31, 2009	5,538	$45.80

     The total intrinsic value of options exercised during fiscal 2007, fiscal 2008 and fiscal 2009 was $21.6 million, $14.7 million and $0.7 million, respectively. The weighted average fair value of each stock option granted by Ciena during fiscal 2007, fiscal 2008 and fiscal 2009 was $18.68, $14.52 and $4.94, respectively.
     The following table summarizes information with respect to stock options outstanding at October 31, 2009, based on Ciena’s closing stock price of $11.73 per share on the last trading day of Ciena’s fiscal 2009 (shares and intrinsic value in thousands):

	Options Outstanding at October 31, 2009				Vested Options at October 31, 2009
		Weighted				Weighted
		Average				Average
	Number	Remaining	Weighted		Number	Remaining	Weighted
Range of	of	Contractual	Average	Aggregate	of	Contractual	Average	Aggregate
Exercise	Underlying	Life	Exercise	Intrinsic	Underlying	Life	Exercise	Intrinsic
Price	Shares	(Years)	Price	Value	Shares	(Years)	Price	Value
$ 0.01 – $ 16.52	929	6.89	$10.51	$3,029	650	5.95	$11.46	$2,009
$16.53 – $ 17.43	552	6.00	17.21	—	500	5.70	17.21	—
$17.44 – $ 22.96	460	5.38	21.77	—	405	4.97	21.90	—
$22.97 – $ 31.71	1,539	5.14	29.47	—	1,285	4.62	29.73	—
$31.72 – $ 46.90	904	6.47	39.45	—	617	5.72	40.21	—
$46.91 – $ 73.78	527	3.05	60.13	—	527	3.05	60.13	—
$73.79 – $1,046.50	627	1.77	178.12	—	627	1.77	178.12	—

$ 0.01 – $1,046.50	5,538	5.18	$45.80	$3,029	4,611	4.54	$50.16	$2,009

     Assumptions for Option-Based Awards
     Ciena recognizes the fair value of service-based options as share-based compensation expense on a straight-line basis over the requisite service period. Ciena estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Year ended October 31,
	2007	2008	2009
Expected volatility	55.8%	53.0%	65.0%
Risk-free interest rate	4.2%-5.1%	2.7%-3.6%	1.7%-3.1%
Expected term (years)	6.0-6.4	5.1-5.3	5.2-5.3
Expected dividend yield	0.0%	0.0%	0.0%
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
     The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. Because Ciena considered its options to be “plain vanilla,” it calculated the expected term using the simplified method for fiscal 2007. Options are considered to be “plain vanilla” if they have the following basic characteristics: they are granted “at-the-money”; exercisability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; there is a limited exercise period following termination of service; and the options are non-transferable and non-hedgeable. Beginning in fiscal 2008, Ciena gathered more detailed historical information about specific exercise behavior of its grantees, which it used to determine the expected term.
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
     Restricted Stock Units
     A restricted stock unit is a stock award that entitles the holder to receive shares of Ciena common stock as the unit vests. Ciena’s outstanding restricted stock unit awards are subject to service-based vesting conditions and/or performance-based vesting conditions. Awards subject to service-based conditions typically vest in increments over a three to four-year period. Awards with performance-based vesting conditions require the achievement of certain operational, financial or other performance criteria or targets as a condition of vesting, or acceleration of vesting, of such awards.
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

		Weighted
		Average
	Restricted	Grant Date	Aggregate
	Stock Units	Fair Value	Intrinsic
	Outstanding	Per Share	Value
Balance as of October 31, 2006	162	$22.99	$3,829
Granted	1,216
Vested	(176)
Canceled or forfeited	(67)

Balance as of October 31, 2007	1,135	27.94	53,236
Granted	1,411
Vested	(513)
Canceled or forfeited	(184)

Balance as of October 31, 2008	1,849	30.85	17,773
Granted	3,364
Vested	(1,358)
Canceled or forfeited	(139)

Balance as of October 31, 2009	3,716	$14.67	$43,591

     The total fair value of restricted stock units that vested and were converted into common stock during fiscal 2007, fiscal 2008 and fiscal 2009 was $6.5 million, $14.6 million and $14.7 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena during fiscal 2007, fiscal 2008 and fiscal 2009 was $28.36, $32.38 and $7.02, respectively.
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
2003 Employee Stock Purchase Plan
     In March 2003, Ciena stockholders approved the 2003 Employee Stock Purchase Plan (the “ESPP”), which has a ten-year term. Ciena stockholders subsequently approved an amendment increasing the number of shares available to 3.6 million and adopting an “evergreen” provision. On December 31 of each year, the number of shares available under the ESPP will increase by up to 0.6 million shares, provided that the total number of shares available at that time shall not exceed 3.6 million. Pursuant to the evergreen provision, the maximum number of shares that may be added to the ESPP during the remainder of its ten-year term is 2.4 million.
     Under the ESPP, eligible employees may enroll in a six-month offer period during certain open enrollment periods. New offer periods begin March 16 and September 16 of each year. The purchase price equals 95% of the fair market value of Ciena common stock on the last day of each purchase period. As currently structured, the ESPP is non-compensatory for purposes of share-based compensation expense. The following table is a summary of ESPP activity for the periods indicated (shares and intrinsic value in thousands):

		Intrinisic value at
	ESPP shares available for	stock issuance
	issuance	date
Balance as of October 31, 2006	2,976
Evergreen provision	571
Issued March 15, 2007	(119)	$1,137
Issued September 14, 2007	(45)	581

Balance as of October 31, 2007	3,383
Evergreen provision	188
Issued March 15, 2008	(38)	99
Issued September 15, 2008	(45)	26

Balance as of October 31, 2008	3,488
Evergreen provision	83
Issued March 16, 2009	(67)	23
Issued September 15, 2009	(35)	$28

Balance as of October 31, 2009	3,469

Share-Based Compensation Expense for Periods Reported
     The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Year ended October 31,
	2007	2008	2009
Product costs	$1,257	$2,953	$2,116
Service costs	920	1,412	1,599

Share-based compensation expense included in cost of goods sold	2,177	4,365	3,715

Research and development	3,649	7,264	10,006
Sales and marketing	6,724	10,928	10,861
General and administrative	6,440	8,644	10,380

Share-based compensation expense included in operating expense	16,813	26,836	31,247

Share-based compensation expense capitalized in inventory, net	582	227	(524)

Total share-based compensation	$19,572	$31,428	$34,438

     As of October 31, 2009, total unrecognized compensation expense was: (i) $11.9 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 1.0 year; and (ii) $42.1 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.2 years.
(19) OTHER EMPLOYEE BENEFIT PLANS
Employee 401(k) Plan
     Ciena has a 401(k) defined contribution profit sharing plan. The plan covers all U.S. based employees who are not part of an excluded group. Participants may contribute up to 60% of pre-tax compensation, subject to certain limitations. Effective January 1, 2007, the plan includes an employer matching contribution equal to 50% of the first 6% an employee contributes each pay period. Ciena may also make discretionary annual profit sharing contributions up to the IRS regulated limit. Ciena has made no profit sharing contributions to date. During fiscal 2007, fiscal 2008, and fiscal 2009, Ciena made matching contributions of approximately $2.3 million, $3.0 million and $3.2 million, respectively.
(20) COMMITMENTS AND CONTINGENCIES
Foreign Tax Contingencies
     Ciena has received assessment notices from the Mexican tax authorities asserting deficiencies in payments between 2001 and 2005 related primarily to income taxes and import taxes and duties. Ciena has filed judicial petitions appealing these assessments. As of October 31, 2008 and October 31, 2009, Ciena had accrued liabilities of $1.0 million and $1.1 million, respectively, related to these contingencies, which are reported as a component of other current accrued liabilities. As of October 31, 2009, Ciena estimates that it could be exposed to possible losses of up to $5.8 million, for which it has not accrued liabilities. Ciena has not accrued the additional income tax liabilities because it does not believe that such losses are more likely than not to be incurred. Ciena has not accrued the additional import taxes and duties because it does not believe the incurrence of such losses are probable. Ciena continues to evaluate the likelihood of probable and reasonably possible losses, if any, related to these assessments. As a result, future increases or decreases to accrued liabilities may be necessary and will be recorded in the period when such amounts are estimable and more likely than not (for income taxes) or probable (for non-income taxes).

Operating Lease Commitments
     Ciena has certain minimum obligations under non-cancelable operating leases expiring on various dates through 2019 for equipment and facilities. Future annual minimum rental commitments under non-cancelable operating leases at October 31, 2009 are as follows (in thousands):

Year ended October 31,
2010	$14,450
2011	12,857
2012	10,058
2013	8,779
2014	6,146
Thereafter	9,909

Total	$62,199

     Rental expense for fiscal 2007, fiscal 2008, and fiscal 2009 was approximately $10.6 million, $12.4 million and $14.7 million, respectively. In addition, Ciena paid approximately $29.9 million, $1.3 million and $2.2 million during fiscal 2007, fiscal 2008 and fiscal 2009, respectively, related to rent costs for restructured facilities and unfavorable lease commitments, which were offset against Ciena’s restructuring liabilities and unfavorable lease obligations. The amount for operating lease commitments above does not include insurance, taxes, maintenance and other costs required by the applicable operating lease. These costs are variable and are not expected to have a material impact.
Purchase Commitments with Contract Manufacturers and Suppliers
     As of October 31, 2009, Ciena has purchase commitments of $79.6 million. Purchase commitments relate to purchase order obligations to contract manufacturers and component suppliers for inventory. In certain instances, Ciena is permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of the amount reported as purchase commitments relates to firm, non-cancelable and unconditional obligations.
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
     On January 31, 2008, Ciena Corporation and Northrop Grumman Guidance and Electronics Company (previously named Litton Systems, Inc.) entered into an agreement to settle patent litigation between the parties pending in the United States District Court for the Central District of California. Pursuant to the settlement agreement, Ciena agreed to indemnify the plaintiff, should it be unable to collect compensatory damages awarded, if any, in a final judgment in its favor against a specified Ciena supplier. This obligation is specific to this litigation and, while there is no maximum amount payable, Ciena’s obligation is limited to plaintiff’s inability to collect that portion of any compensatory damages award that relates to the supplier’s sale of infringing products to Ciena. Ciena has determined the fair value of this guarantee to be insignificant.
     As a result of our June 2002 merger with ONI Systems Corp., Ciena became a defendant in a securities class action lawsuit filed in the United States District Court for the Southern District of New York in August 2001. The complaint named ONI, certain former ONI officers, and certain underwriters of ONI’s initial public offering (IPO) as defendants, and alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in ONI’s registration statement and by engaging in manipulative practices to artificially inflate ONI’s stock price after the IPO. The complaint also alleges that ONI and the named former officers violated the securities laws by failing to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. The former ONI officers have been dismissed from the action without prejudice. In July 2004, following mediated settlement negotiations, the plaintiffs, the issuer defendants (including Ciena), and their insurers entered into a settlement agreement. The settlement agreement did not require Ciena to pay any amount toward the settlement or to make any other payments. While the partial settlement was pending approval, the plaintiffs continued to litigate their cases against the underwriter defendants. In October 2004, the district court certified a class with respect to the Section 10(b) claims in six “focus cases” selected out of all of the consolidated cases, which cases did not include Ciena, and which decision was appealed by the underwriter defendants to the U.S. Court of Appeals for the Second Circuit. On February 15, 2005, the district court granted the motion for preliminary approval of the settlement agreement, subject to certain modifications, and on August 31, 2005, the district court issued a preliminary order approving the revised stipulated settlement agreement. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the district court’s grant of class certification in the six focus cases. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit’s decision, the parties agreed that the settlement could not be approved. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuer defendants terminating the proposed settlement. On August 14, 2007, the plaintiffs filed second amended complaints against the defendants in the six focus cases. On September 27, 2007, the plaintiffs filed a motion for class certification based on their amended complaints and allegations. On March 26, 2008, the district court denied motions to dismiss the second amended complaints filed by the defendants in the six focus cases, except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the plaintiffs’ motion for class certification in the focus cases was completed in May 2008. That motion was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement between the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing was held on September 10, 2009. On October 6, 2009, the Court entered an opinion granting final approval to the settlement and directing that the Clerk of the Court close these actions. Notices of appeal of the opinion granting final approval have been filed. Due to the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain.
     In addition to the matters described above, Ciena is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. Ciena does not expect that the ultimate costs to resolve these matters will have a material effect on its results of operations, financial position or cash flows.
(21) ENTITY WIDE DISCLOSURES
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

	Fiscal Year
	2007	%*	2008	%*	2009	%*
United States	$553,582	71.0	$590,868	65.5	$419,405	64.3
United Kingdom	100,681	12.9	149,426	16.5	81,784	12.5
Other International	125,506	16.1	162,154	18.0	151,440	23.2

Total	$779,769	100.0	$902,448	100.0	$652,629	100.0

*	Denotes % of total revenue
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

	Fiscal Year
	2008	%*	2009	%*
United States	$49,351	82.3	$47,875	77.4
International	10,616	17.7	13,993	22.6

Total	$59,967	100.0	$61,868	100.0

*	Denotes % of total equipment, furniture and fixtures
     For the periods below, Ciena’s distribution of revenue was as follows (in thousands, except percentage data):

	Fiscal Year
	2007	%*	2008	%*	2009	%*
Optical service delivery	$645,159	82.8	$731,260	81.0	$472,410	72.4
Carrier Ethernet service delivery	50,129	6.4	60,155	6.7	75,112	11.5
Global network services	84,481	10.8	111,033	12.3	105,107	16.1

Total	$779,769	100.0	$902,448	100.0	$652,629	100.0

*	Denotes % of total revenue
     For the periods below, customers accounting for at least 10% of Ciena’s revenue were as follows (in thousands, except percentage data):

	Fiscal Year
	2007	%*	2008	%*	2009	%*
AT&T	$196,924	25.3	$227,737	25.2	$128,233	19.6
BT	n/a	—	113,981	12.6	n/a	—
Sprint	100,122	12.8	n/a	—	n/a	—

Total	$297,046	38.1	$341,718	37.8	$128,233	19.6

n/a	Denotes revenue representing less than 10% of total revenue for the period

*	Denotes % of total revenue
(22) SUBSEQUENT EVENTS
     Ciena performed an evaluation of events that have occurred subsequent to the end of its fiscal year through the date that the consolidated financial statements were issued. As of December 22, 2009, the date of the filing of this Form 10-K, other than the pending acquisition of substantially all of the optical networking and carrier Ethernet assets of Nortel’s Metro Ethernet Networks (“MEN”) business as described below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements.
Ciena Selected as Successful Bidder at Auction for the Optical and Carrier Ethernet Assets of Nortel’s MEN Business
     On November 23, 2009 Ciena announced that it had been selected as the successful bidder in the auction of substantially all of the optical networking and carrier Ethernet assets of Nortel’s MEN business. In accordance with the definitive purchase agreements, as amended, Ciena has agreed to pay $530 million in cash and issue $239 million in aggregate principal amount of 6% Senior Convertible notes due 2017 (“Notes”) for a total consideration of $769 million for the assets.

     The Notes to be issued at closing will bear interest at the rate of 6.0% per annum, payable semi-annually, commencing six months after the date of issuance. The interest rate is subject to an upward adjustment, up to a maximum of 8% per annum, in the event that the volume weighted average price of Ciena’s common stock price over the measurement period immediately preceding closing is less than $13.17 per share. The Notes mature on June 15, 2017.
     The terms of the Notes to be issued will be substantially similar to Ciena’s outstanding series of 0.875% senior convertible notes due 2017. The Notes will be senior unsecured obligations of Ciena and will rank equally with all of Ciena’s other senior unsecured debt and senior to all of Ciena’s future subordinated debt. The Notes will be structurally subordinated to all present and future debt and other obligations of Ciena’s subsidiaries and will be effectively subordinated to all of Ciena’s present and future secured debt to the extent of the value of the collateral securing such debt.
     Following issuance, the Notes may be converted prior to maturity (unless earlier redeemed by Ciena) at the option of the holder into shares of Ciena common stock at the initial conversion rate of 60.7441 shares of Ciena common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $16.4625 per share, subject to customary adjustments. Assuming the full conversion of the aggregate principal amount, the Notes are convertible into approximately 14.5 million shares of Ciena common stock, subject to customary adjustments.
     Ciena is required to prepare and file a shelf registration statement on Form S-3 for purposes of registering the resale of the Notes, and the common stock underlying the Notes, by the later of thirty days following the closing or sixty days following Ciena’s receipt from Nortel of certain financial statements required in connection with the filing and effectiveness of the registration statement. Ciena’s failure to timely file the registration statement, and certain withdrawals or suspensions thereof, would result in liquidated damages of 0.25% to 0.50% per annum of the aggregate principal amount of the Notes, depending upon the duration of the registration default. Ciena has also granted certain demand registration rights requiring it to register and certain piggyback registration rights that afford the holders an opportunity to participate in certain registered offerings by Ciena.
     Prior to closing, Ciena may elect to replace some or all of the Notes with cash equal to 102% of the face amount of such Notes replaced, provided that the volume weighted average price of Ciena’s common stock is less than $17.00 per share over the ten trading days prior to the date Ciena makes such election, or, if such volume weighted average price of Ciena’s common stock is equal to or greater than $17.00 per share, with cash in the principal amount equal to the greater of 105% of the face amount of the Notes to be replaced or 95% of the fair value of the Notes to be replaced as of the date of the election. In the event that it completes any capital raising transaction prior to the closing, Ciena will be required to use the net proceeds of the capital raising transaction to make the election described above and, if such transaction involves the issuance of convertible securities, the price used to determine the value of Ciena’s common stock for the purposes of calculating the cost of the Notes replaced or redeemed will be the closing price per share prior to the time when such offering is priced, instead of the volume weighted average price as described in the preceding sentence.
     After the closing, but prior to the effectiveness of the shelf registration statement above, Ciena has the right to redeem the Notes if they have been issued, with cash in the principal amount equal to the greater of 105% of the face amount of the Notes or 95% of the fair value of the Notes and any accrued and unpaid interest since the date of issue. Ciena must offer to use the net proceeds of any capital raising transaction completed during the above described period to redeem the Notes at the applicable redemption price above.
     If Ciena undergoes a fundamental change, as defined in the proposed indenture and subject to certain exceptions, the holders have the right to require Ciena to repurchase for cash any or all of their Notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to the repurchase date. If a holder elects to convert the Notes in connection with a qualified fundamental change, Ciena will in certain circumstances increase the conversion rate by a specified number of additional shares, depending upon the price paid per share of Ciena common stock in such fundamental change transaction.
     On November 25, 2009, Ciena deposited in escrow approximately $38.5 million in cash pending the closing of the transaction. Upon closing, Ciena will receive a credit for the amount of the deposit against the aggregate cash consideration to be paid to the sellers. The deposit is subject to forfeiture in the event that all of the conditions to closing are satisfied and Ciena does not consummate the transaction and the sellers terminate the asset purchase agreement, pertaining principally to the North American assets, as a result of Ciena’s material breach of its obligations under that agreement. If this agreement is terminated for any other reason, the deposit will be returned to Ciena.

     We expect this pending transaction to close in the first calendar quarter of 2010. If the closing does not take place on or before April 30, 2010, the applicable asset sale agreements may be terminated by either party. Ciena has been granted early termination of the antitrust waiting periods under the Hart-Scott-Rodino Act and the Canadian Competition Act. On December 2, 2009, the bankruptcy courts in the U.S. and Canada approved the asset sale agreement relating to Ciena’s acquisition of substantially all of the North American, Caribbean and Latin American and Asian optical networking and carrier Ethernet assets of Nortel’s MEN business. Completion of the transaction remains subject to information and consultation with employee representatives and/or employees in certain international jurisdictions, additional regional regulatory clearances and customary closing conditions.

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
     Management of Ciena Corporation assessed the effectiveness of the company’s internal control over financial reporting as of October 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of October 31, 2009, Ciena Corporation maintained effective internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
     PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of Ciena Corporation included in this annual report, has also audited the effectiveness of Ciena Corporation’s internal control over financial reporting as of October 31, 2009, as stated in its report appearing under Item 8 of Part II of this annual report.

/s/ Gary B. Smith	/s/ James E. Moylan, Jr.

Gary B. Smith	James E. Moylan, Jr.
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
December 22, 2009	December 22, 2009

Item 9B.	Other Information
     On December 8, 2009, the Compensation Committee of the Ciena Board of Directors approved the 2010 Inducement Equity Award Plan, a copy of which is filed as Exhibit 10.35 to this report (the “2010 Plan”). The 2010 Plan is intended to enhance Ciena’s ability to attract and retain certain key employees to be transferred to Ciena in connection with its pending acquisition of substantially all of the optical networking and carrier Ethernet assets of Nortel’s Metro Ethernet Networks (MEN) business. The 2010 Plan authorizes issuance, by the Compensation Committee, of restricted stock or restricted stock units representing up to 2.25 million shares of Ciena common stock. The 2010 Plan provides that awards subject to time-based vesting conditions may not vest in full in less than three years from the date of grant. Awards subject to performance-based vesting conditions may not vest in full in less than one year from the date of grant. These minimum vesting periods are subject to exceptions where vesting has occurred due to (i) a participant’s death, disability or retirement, or (ii) a change in control. The 2010 Plan will terminate automatically one year following the closing date of Ciena’s pending acquisition of the Nortel assets described above. Upon termination, any shares that remain available for issuance under the 2010 Plan shall cease to be available thereunder and shall not be available for issuance under any other existing Ciena equity incentive plan. The 2010 Plan is intended to qualify under Nasdaq Marketplace Rule 5635(c)(4) permitting the adoption of the plan and issuance of awards thereunder without stockholder approval.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
     Pursuant to General Instruction G(3) of Form 10-K, information relating to Ciena’s directors and executive officers is set forth in Part I of this annual report under the caption Item 1. “Business—Directors and Executive Officers.”
     Additional information concerning our Audit Committee and regarding compliance with Section 16(a) of the Exchange Act responsive to this item is incorporated herein by reference to Ciena’s definitive proxy statement with respect to our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.
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
     Information responsive to this item is incorporated herein by reference to Ciena’s definitive proxy statement with respect to our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information responsive to this item is incorporated herein by reference to Ciena’s definitive proxy statement with respect to our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
     Information responsive to this item is incorporated herein by reference to Ciena’s definitive proxy statement with respect to our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14.	Principal Accountant Fees and Services
     Information responsive to this item is incorporated herein by reference to Ciena’s definitive proxy statement with respect to our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Linthicum, County of Anne Arundel, State of Maryland, on the 22nd day of December 2009.

Ciena Corporation

By:	/s/ Gary B. Smith

Gary B. Smith
President, Chief Executive Officer and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Patrick H. Nettles, Ph.D. Patrick H. Nettles, Ph.D.	Executive Chairman of the Board of Directors	December 22, 2009

/s/ Gary B. Smith Gary B. Smith	President, Chief Executive Officer and Director	December 22, 2009
(Principal Executive Officer)

/s/ James E. Moylan, Jr. James E. Moylan, Jr.	Sr. Vice President, Finance and Chief Financial Officer	December 22, 2009
(Principal Financial Officer)

/s/ Andrew C. Petrik Andrew C. Petrik	Vice President, Controller	December 22, 2009
(Principal Accounting Officer)

/s/ Stephen P. Bradley, Ph.D. Stephen P. Bradley, Ph.D.	Director	December 22, 2009

/s/ Harvey B. Cash Harvey B. Cash	Director	December 22, 2009

/s/ Bruce L. Claflin Bruce L. Claflin	Director	December 22, 2009

/s/ Lawton W. Fitt Lawton W. Fitt	Director	December 22, 2009

/s/ Patrick T. Gallagher Patrick T. Gallagher	Director	December 22, 2009

/s/ Judith M. O’Brien Judith M. O’Brien	Director	December 22, 2009

/s/ Michael J. Rowny Michael J. Rowny	Director	December 22, 2009

INDEX TO EXHIBITS

		Incorporated by Reference
					Filed
		Form and			Here-
Exhibit		Registration or			with
Number	Exhibit Description	Commission No.	Exhibit	Filing Date	(X)

2.1	Amended & Restated Asset Sale Agreement by and among Nortel Networks Corporation, Nortel Networks Limited, Nortel Networks, Inc. and certain other entities identified therein as sellers and Ciena Corporation, dated as of November 24, 2009 (“Nortel ASA”)+				X

2.2	Amendment No. 1 to Nortel ASA dated as of December 3, 2009+				X

2.3	Asset Sale Agreement (relating to the sale and purchase of certain Nortel assets in Europe, the Middle East and Africa) by and among the Nortel affiliates, Joint Administrators and Joint Israeli Administrators named therein and Ciena Corporation, dated as of October 7, 2009 (“Nortel EMEA ASA”)+				X

2.4	Deed of Amendment, dated October 20, 2009, relating to the Nortel EMEA ASA+				X

2.5	Amending Agreement dated November 24, 2009 relating to the Nortel EMEA ASA+				X

2.6	Amending Agreement dated December 16, 2009 relating to the Nortel EMEA ASA+				X

3.1	Amended and Restated Certificate of Incorporation	8-K (333-17729)	3.1	3/27/2008

3.2	Amended and Restated By-Laws of Ciena Corporation	8-K (000-21969)	3.1	8/28/2008

4.1	Specimen Stock Certificate	10-K (000-21969)	4.1	12/27/2007

4.2	Indenture dated as of April 10, 2006 between Ciena Corporation and The Bank of New York, as trustee, for 0.25% convertible senior notes due May 1, 2013, including the Form of Global Note attached as Exhibit A thereto	8-K (000-21969)	4.7	4/10/2006

4.3	Indenture dated June 11, 2007 between Ciena Corporation and The Bank of New York, as trustee, for 0.875% Convertible Senior Notes due 2017, including the Form of Global Note attached as Exhibit A thereto	8-K (000-21969)	4.7	6/12/2007

10.1	Lightera 1998 Stock Option Plan and Form of Stock Option Agreement**	10-Q (000-21969)	10.19	5/21/1999

10.2	Omnia Communications, Inc. 1997 Stock Plan and Form of Agreements**	10-Q (000-21969)	10.20	8/19/1999

10.3	1999 Non-Officer Stock Option Plan and Form of Stock Option Agreement**	10-K (000-21969)	10.22	12/10/1999

10.4	Amendment No. 1 to 1999 Non-Officer Stock Option Plan**	10-K (000-21969)	10.25	12/3/2001

10.5	Cyras Systems, Inc. 1998 Stock Plan as amended and Form of Stock Option Agreement**	10-Q (000-21969)	10.24	5/17/2001

10.6	ONI 1997 Stock Plan**	S-1* (333-32104)	10.2	3/10/2000

10.7	ONI 1998 Equity Incentive Plan**	S-1* (333-32104)	10.3	3/10/2000

10.8	ONI 1999 Equity Incentive Plan**	S-1* (333-32104)	10.4	3/10/2000

		Incorporated by Reference
					Filed
		Form and			Here-
Exhibit		Registration or			with
Number	Exhibit Description	Commission No.	Exhibit	Filing Date	(X)

10.9	WaveSmith Networks, Inc. 2000 Stock Option and Incentive Plan**	10-Q (000-21969)	10.36	8/21/2003

10.10	Catena Networks, Inc. 1998 Equity Incentive Plan, as amended**	10-Q (000-21969)	10.38	5/20/2004

10.11	Internet Photonics, Inc. Amended and Restated 2000 Corporate Stock Option Plan**	10-Q (000-21969)	10.39	5/20/2004

10.12	Ciena Corporation 2000 Equity Incentive Plan (Amended and Restated ONI Systems Corp. 2000 Equity Incentive Plan) **	10-K (000-21969)	10.37	12/11/2003

10.13	Form of Stock Option Award Agreement for executive officers under Ciena Corporation 2000 Equity Incentive Plan**	8-K (000-21969)	10.1	11/04/2005

10.14	Form of Restricted Stock Unit Agreement for executive officers under Ciena Corporation 2000 Equity Incentive Plan**	8-K (000-21969)	10.2	11/04/2005

10.15	Form of Performance Stock Unit Award Agreement for executive officers under Ciena Corporation 2000 Equity Incentive Plan**	8-K (000-21969)	10.3	11/04/2005

10.16	Form of Stock Option Award Agreement for directors under Ciena Corporation 2000 Equity Incentive Plan**	8-K (000-21969)	10.4	11/04/2005

10.17	Form of Restricted Stock Unit Award Agreement for directors under Ciena Corporation 2000 Equity Incentive Plan**	8-K (000-21969)	10.5	11/04/2005

10.18	Amended and Restated 2003 Employee Stock Purchase Plan (as amended on May 30, 2006)**	10-Q (000-21969)	10.1	8/31/2006

10.19	1996 Outside Directors Stock Option Plan**	S-1 (333-17729)	10.4	12/12/1996

10.20	Forms of 1996 Outside Directors Stock Option Agreement**	S-1 (333-17729)	10.5	12/12/1996

10.21	Third Amended and Restated 1994 Stock Option Plan**	S-1 (333-17729)	10.2	12/12/1996

10.22	Amended and Restated 1994 Stock Option Plan Forms of Employee Stock Option Agreement**	S-1 (333-17729)	10.3	12/12/1996

10.23	2008 Omnibus Incentive Compensation Plan**	8-K (000-21969)	10.1	3/27/2008

10.24	Form of 2008 Omnibus Incentive Plan Restricted Stock Unit Agreement (Employee)**	10-Q (000-21969)	10.1	6/4/2009

10.25	Form of 2008 Omnibus Incentive Plan Non-Qualified Stock Option Agreement (Employee)**	10-Q (000-21969)	10.2	6/4/2009

10.26	Form of 2008 Omnibus Incentive Plan Restricted Stock Unit Agreement (Director)**	10-Q (000-21969)	10.3	6/4/2009

10.27	World Wide Packets, Inc. 2000 Stock Incentive Plan, as amended**	S-8 (333-149520)	10.1	3/4/2008

10.28	Form of Indemnification Agreement with Directors and Executive Officers**	10-Q (000-21969)	10.1	3/3/2006

10.29	Amended and Restated Change in Control Severance Agreement between Ciena Corporation and Gary B. Smith**	10-Q (000-21969)	10.1	3/2/2007

10.30	Amendment 1 to Amended and Restated Change In Control Severance Agreement between Ciena Corporation and Gary B. Smith**	10-Q (000-21969)	10.2	8/31/2007

10.31	Form of Amended and Restated Change in Control Severance Agreement between Ciena and Executive Officers**	10-Q (000-21969)	10.2	3/2/2007

10.32	Form of Amendment 1 to Amended and Restated Change in Control Severance Agreement between Ciena Corporation and Executive Officers **	10-Q (000-21969)	10.3	8/31/2007

Incorporated by Reference
Filed
		Form and			Here-
Exhibit		Registration or			with
Number	Exhibit Description	Commission No.	Exhibit	Filing Date	(X)

10.33	Ciena Corporation Directors Restricted Stock Deferral Plan**	10-Q (000-21969)	10.1	8/31/2007

10.34	Ciena Corporation Incentive Bonus Plan, as amended October 2007**	10-Q (000-21969)	10.28	12/27/2007

10.35	Ciena Corporation 2010 Inducement Equity Award Plan**				X

10.36	Form of 2010 Inducement Equity Award Plan Restricted Stock Unit Agreement **				X

12.1	Computation of Earnings to Fixed Charges	—	—	—	X

21.1	Subsidiaries of registrant	—	—	—	X

23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	X

*	ONI Systems Corp. Form S-1 (333-32104)

**	Represents management contract or compensatory plan or arrangement

+	Pursuant to Item 601(b)(2) of Regulation S-K (i) all schedules and exhibits referenced in the table of contents to Exhibit 2.1 have been omitted; and (ii) schedules 5, 6, 7, 9, 10 and 11 to Exhibit 2.3 have been omitted. Ciena hereby agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request. In addition, representations and warranties included in these asset sale agreements, as amended, were made by the parties to one another in connection with a negotiated transaction. These representations and warranties were made as of specific dates, only for purposes of these agreements and for the benefit of the parties thereto. These representations and warranties were subject to important exceptions and limitations agreed upon by the parties, including being qualified by confidential disclosures, made for the purposes of allocating contractual risk between the parties rather than establishing these matters as facts. These agreements are filed with Ciena’s annual report only to provide investors with information regarding its terms and conditions, and not to provide any other factual information regarding Ciena or any other party thereto. Accordingly, investors should not rely on the representations and warranties contained in these agreements or any description thereof as characterizations of the actual state of facts or condition of any party, its subsidiaries or affiliates. The information in these agreements should be considered together with Ciena’s public reports filed with the SEC.