Form 10-Q
period 2010-01-31
CIENA CORP
filed 2010-03-05
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 26, 2010

common stock, $.01 par value	92,570,585

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended January 31,
	2009	2010
Revenue:
Products	$139,717	$149,054
Services	27,683	26,822

Total revenue	167,400	175,876

Cost of goods sold:
Products	76,367	76,669
Services	19,190	19,047

Total cost of goods sold	95,557	95,716

Gross profit	71,843	80,160

Operating expenses:
Research and development	46,700	50,033
Selling and marketing	33,819	34,237
General and administrative	11,585	12,763
Acquisition and integration costs	—	27,031
Amortization of intangible assets	6,404	5,981
Restructuring costs	76	(21)

Total operating expenses	98,584	130,024

Loss from operations	(26,741)	(49,864)
Interest and other income (loss), net	4,660	(773)
Interest expense	(1,844)	(1,828)
Loss on cost method investments	(565)	—

Loss before income taxes	(24,490)	(52,465)
Provision for income taxes	341	868

Net loss	$(24,831)	$(53,333)

Basic net loss per common share	$(0.27)	$(0.58)

Diluted net loss per potential common share	$(0.27)	$(0.58)

Weighted average basic common shares outstanding	90,620	92,321

Weighted average dilutive potential common shares outstanding	90,620	92,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31,	January 31,
	2009	2010
ASSETS
Current assets:
Cash and cash equivalents	$485,705	$573,180
Short-term investments	563,183	428,409
Accounts receivable, net	118,251	105,624
Inventories	88,086	95,431
Prepaid expenses and other	50,537	75,423

Total current assets	1,305,762	1,278,067
Long-term investments	8,031	8,048
Equipment, furniture and fixtures, net	61,868	64,351
Other intangible assets, net	60,820	53,433
Other long-term assets	67,902	77,208

Total assets	$1,504,383	$1,481,107

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$53,104	$76,211
Accrued liabilities	103,349	97,560
Restructuring liabilities	1,811	1,566
Income tax payable	—	1,306
Deferred revenue	40,565	43,722

Total current liabilities	198,829	220,365
Long-term deferred revenue	35,368	37,177
Long-term restructuring liabilities	7,794	7,184
Other long-term obligations	8,554	8,330
Convertible notes payable	798,000	798,000

Total liabilities	1,048,545	1,071,056

Commitments and contingencies
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 92,038,360 and 92,566,178 shares issued and outstanding	920	926
Additional paid-in capital	5,665,028	5,673,387
Accumulated other comprehensive income	1,223	404
Accumulated deficit	(5,211,333)	(5,264,666)

Total stockholders’ equity	455,838	410,051

Total liabilities and stockholders’ equity	$1,504,383	$1,481,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended January 31,
	2009	2010
Cash flows from operating activities:
Net loss	$(24,831)	$(53,333)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of (discount) premium on marketable securities	(863)	365
Loss on cost method investments	565	—
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	5,097	5,871
Share-based compensation costs	8,494	8,282
Amortization of intangible assets	8,055	7,631
Provision for inventory excess and obsolescence	6,548	950
Provision for warranty	2,541	3,060
Other	271	471
Changes in assets and liabilities:
Accounts receivable	7,922	12,627
Inventories	(4,379)	(8,295)
Prepaid expenses and other	(147)	9,204
Accounts payable, accruals and other obligations	(8,781)	11,366
Income taxes payable	1,162	1,306
Deferred revenue	(2,533)	4,966

Net cash provided by (used in) operating activities	(879)	4,471

Cash flows from investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(6,140)	(7,009)
Restricted cash	(84)	(5,520)
Purchase of available for sale securities	(195,538)	(63,591)
Proceeds from maturities of available for sale securities	186,853	179,739
Proceeds from sales of available for sale securities	—	18,000
Deposit on pending business acquisition	—	(38,450)

Net cash provided by (used in) investing activities	(14,909)	83,169

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	58	83

Net cash provided by financing activities	58	83

Effect of exchange rate changes on cash and cash equivalents	46	(248)
Net increase (decrease) in cash and cash equivalents	(15,730)	87,723
Cash and cash equivalents at beginning of period	550,669	485,705

Cash and cash equivalents at end of period	$534,985	$573,180

Supplemental disclosure of cash flow information
Cash paid (refunded) during the period for:
Interest	$2,188	$2,560
Income taxes, net	$(695)	$736
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$641	$3,294
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIENA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) INTERIM FINANCIAL STATEMENTS
     The interim financial statements included herein for Ciena Corporation (“Ciena”) have been prepared by Ciena, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments that Ciena considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial position of Ciena at the date of the interim balance sheets. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 31, 2009 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, Ciena believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with Ciena’s audited consolidated financial statements and notes thereto included in Ciena’s annual report on Form 10-K for the fiscal year ended October 31, 2009.
     Ciena has a 52 or 53 week fiscal year, which ends on the Saturday nearest to the last day of October of each year. For purposes of financial statement presentation, each fiscal year is described as having ended on October 31, and each fiscal quarter is described as having ended on January 31, April 30 and July 31 of each fiscal year.
     During the first quarter of 2010, Ciena recorded an adjustment to reduce its warranty liability and cost of goods sold by $3.3 million, to correct an overstatement of warranty expenses related to prior periods. The adjustment related to an error in the methodology of computing the annual failure rate used to calculate the warranty accrual. There was no tax impact as a result of this adjustment. Ciena believes this adjustment is not material to its financial statements for prior annual or interim periods, the first quarter of 2010 or the expected annual results for 2010.
     Ciena performed an evaluation of events that have occurred subsequent to the end of its fiscal period through the date that the condensed consolidated financial statements were issued. As of the date of the filing of this Form 10-Q, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements.
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
Investments
     Ciena’s investments are principally in marketable debt securities. These investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. Ciena recognizes losses when it determines that declines in the fair value of its investments, below their cost basis, are other-than-temporary. In determining whether a decline in fair value is other-than-temporary, Ciena considers various factors including market price (when available), investment ratings, the financial condition and near-term prospects of the investee, the length of time and the extent to which the fair value has been less than Ciena’s cost basis, and its intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. Ciena considers all marketable debt securities that it expects to convert to cash within one year or less to be short-term investments. All others are considered long-term investments.

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
Warranty Accruals
     Ciena provides for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. Estimated warranty costs include estimates for material costs, technical support labor costs and associated overhead. The warranty liability is included in cost of goods sold and determined based upon actual warranty cost experience, estimates of component failure rates and management’s industry experience. Ciena’s sales contracts do not permit the right of return of product by the customer after the product has been accepted.
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
     Ciena adopted the accounting guidance on uncertainty related to income tax positions at the beginning of fiscal 2008. The total amount of unrecognized tax benefits increased by $0.1 million during the first quarter of fiscal 2010 to $7.5 million, which includes $1.2 million of interest and some minor penalties. Ciena classified interest and penalties related to uncertain tax positions as a component of income tax expense. All of the uncertain tax positions, if recognized, would decrease the effective income tax rate.
     In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. In addition, tax authorities periodically audit Ciena’s income tax returns. These audits examine significant tax filing positions, including the timing and amounts of deductions and the allocation of income tax expenses among tax jurisdictions. Ciena’s major tax jurisdictions include the United States, United Kingdom, Canada and India, with open tax years beginning with fiscal years 2006, 2004, 2005 and 2007, respectively. However, limited adjustments can be made to Federal tax returns in earlier years in order to reduce net operating loss carryforwards.
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
Computation of Basic Net Income (Loss) per Common Share and Diluted Net Income (Loss) per Dilutive Potential Common Share
     Ciena calculates basic earnings per share (EPS) by dividing earnings attributable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Ciena uses a dual presentation of basic and diluted EPS on the face of its income statement. A reconciliation of the numerator and denominator used for the basic and diluted EPS computations is set forth in Note 14.
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
Newly Issued Accounting Standards
     In January 2010, the FASB amended the accounting standards for fair value measurement and disclosures. The amended guidance requires disclosures regarding the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. It also requires separate presentation of purchases, sales, issuances and settlements of Level 3 fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the additional Level 3 disclosures which are effective for fiscal years beginning after December 15, 2010. Ciena believes this new guidance will not have a material impact on its financial condition, results of operations and cash flows.
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

(3) BUSINESS COMBINATIONS
Pending Acquisition of Nortel Metro Ethernet Networks (“MEN”) Assets
     On November 23, 2009 Ciena announced that it had been selected as the successful bidder in the auction of substantially all of the optical networking and carrier Ethernet assets of Nortel’s MEN business. In accordance with the definitive purchase agreements, as amended, Ciena has agreed to pay $530 million in cash and issue $239 million in aggregate principal amount of 6% Senior Convertible notes due 2017 (“Notes”) for a total consideration of $769 million for the assets. Ciena expects this pending transaction to close in the first calendar quarter of 2010.
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
     Given the structure of the transaction as an asset carve-out from Nortel, Ciena expects that the transaction will result in a costly and complex integration with a number of operational risks. Ciena expects to incur acquisition and integration costs of approximately $180 million, with the majority of these costs to be incurred in the first 12 months following the completion of the transaction. This estimate principally reflects expense associated with equipment and information technology costs, transaction expense, and consulting and third party service fees associated with integration. This amount does not give effect to any expense related to, among other things, facilities restructuring or inventory obsolescence charges. As a result, the integration expense Ciena incurs and recognizes for financial statement purposes could be significantly higher. As of January 31, 2010, Ciena has incurred $27.0 million in transaction, consulting and third party service fees and $2.3 million primarily related to purchases of capitalized information technology equipment. In addition to these integration costs, Ciena also expects to incur significant transition services expense, and Ciena will rely upon an affiliate of Nortel to perform certain operational functions during an interim period following closing not to exceed two years.
     If the closing does not take place on or before April 30, 2010, the applicable asset sale agreements may be terminated by either party. Ciena has been granted early termination of the antitrust waiting periods under the Hart-Scott-Rodino Act and the Canadian Competition Act. On December 2, 2009, the bankruptcy courts in the U.S. and Canada approved the asset sale agreement relating to Ciena’s acquisition of substantially all of the North American, Caribbean and Latin American and Asian optical networking and carrier Ethernet assets of Nortel’s MEN business. Completion of the transaction remains subject to information and consultation with employee representatives and employees in certain international jurisdictions and customary closing conditions.
(4) RESTRUCTURING COSTS
     The following table sets forth the activity and balance of the restructuring liability accounts for the three months ended January 31, 2010 (in thousands):

		Consolidation
	Workforce	of excess
	reduction	facilities	Total
Balance at October 31, 2009	$170	$9,435	$9,605
Additional liability recorded	(21)	—	(21)
Cash payments	(82)	(752)	(834)

Balance at January 31, 2010	$67	$8,683	$8,750

Current restructuring liabilities	$67	$1,499	$1,566

Non-current restructuring liabilities	$—	$7,184	$7,184

     The following table sets forth the activity and balance of the restructuring liability accounts for the three months ended January 31, 2009 (in thousands):

Consolidation
of excess
facilities
Balance at October 31, 2008	$4,225
Additional liability recorded	76
Cash payments	(1,287)

Balance at January 31, 2009	$3,014

Current restructuring liabilities	$611

Non-current restructuring liabilities	$2,403

(5) MARKETABLE SECURITIES
     As of the dates indicated, short-term and long-term investments are comprised of the following (in thousands):

	January 31, 2010
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
U.S. government obligations	$435,991	$273	$—	$436,264
Publicly traded equity securities	193	—	—	193

	$436,184	$273	$—	$436,457

Included in short-term investments	428,205	204	—	428,409
Included in long-term investments	7,979	69	—	8,048

	$436,184	$273	$—	$436,457

	October 31, 2009
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
U.S. government obligations	$570,505	$460	$2	$570,963
Publicly traded equity securities	251	—	—	251

	$570,756	$460	$2	$571,214

Included in short-term investments	562,781	404	$2	563,183
Included in long-term investments	7,975	56	—	8,031

	$570,756	$460	$2	$571,214

     Gross unrealized losses related to marketable debt investments, included in short-term and long-term investments, were primarily due to changes in interest rates. Ciena’s management determined that the gross unrealized losses at October 31, 2009 were temporary in nature because Ciena had the ability and intent to hold these investments until a recovery of fair value, which may be maturity. As of the dates indicated, gross unrealized losses were as follows (in thousands):

January 31, 2010
	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. government obligations	$—	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—	$—

October 31, 2009
	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. government obligations	$2	$37,744	$—	$—	$2	$37,744

	$2	$37,744	$—	$—	$2	$37,744

     The following table summarizes final legal maturities of debt investments at January 31, 2010 (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Less than one year	$428,012	$428,216
Due in 1-2 years	7,979	8,048

	$435,991	$436,264

(6) FAIR VALUE MEASUREMENTS
     As of the dates indicated, the following table summarizes the fair value of assets that are recorded at fair value on a recurring basis (in thousands):

	January 31, 2010
Assets:	Level 1	Level 2	Level 3	Total
U.S. government obligations	$—	$436,264	$—	$436,264
Publicly traded equity securities	193	—	—	193

Total assets measured at fair value	$193	$436,264	$—	$436,457

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
     As of January 31, 2010, Ciena did not hold financial assets or liabilities recorded at fair value based on Level 3 inputs.
     As of the date indicated, the assets and liabilities above were presented on Ciena’s Condensed Consolidated Balance Sheet as follows (in thousands):

	January 31, 2010
Assets:	Level 1	Level 2	Level 3	Total
Short-term investments	$193	$428,216	$—	$428,409
Long-term investments	—	8,048	—	8,048

Total assets measured at fair value	$193	$436,264	$—	$436,457

     At January 31, 2010, the fair value of the outstanding $500.0 million of 0.875% convertible senior notes and $298.0 million of 0.25% convertible senior notes was $335.0 million and $245.2 million, respectively. Fair value is based on the quoted market price for the notes on the date above.
(7) ACCOUNTS RECEIVABLE
     As of October 31, 2009 one customer accounted for 10.7% of net accounts receivable, and as of January 31, 2010 two customers in aggregate accounted for 22.6% of net accounts receivable.
     Ciena’s allowance for doubtful accounts receivable is based on management’s assessment, on a specific identification basis, of the collectibility of customer accounts. As of October 31, 2009 and January 31, 2010, allowance for doubtful accounts was $0.1 million.
(8) INVENTORIES
     As of the dates indicated, inventories are comprised of the following (in thousands):

	October 31,	January 31,
	2009	2010
Raw materials	$19,694	$18,256
Work-in-process	1,480	2,255
Finished goods	90,914	98,264

	112,088	118,775

Provision for excess and obsolescence	(24,002)	(23,344)

	$88,086	$95,431

     Ciena writes down its inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value, based on assumptions about future demand and market conditions. During the first three months of fiscal 2010, Ciena recorded a provision for excess and obsolete inventory of $1.0 million, primarily related to changes in forecasted sales for certain products. Deductions from the provision for excess and obsolete inventory relate to disposal activities. The following table summarizes the activity in Ciena’s reserve for excess and obsolete inventory for the period indicated (in thousands):

Inventory
Reserve
Reserve balance as of October 31, 2009	$24,002
Provision for excess for obsolescence	950
Actual inventory disposed	(1,608)

Reserve balance as of January 31, 2010	$23,344

     During the first three months of fiscal 2009, Ciena recorded a provision for excess and obsolete inventory of $6.5 million, primarily related to changes in forecasted sales for certain products. Deductions from the provision for excess and obsolete inventory relate to disposal activities. The following table summarizes the activity in Ciena’s reserve for excess and obsolete inventory for the period indicated (in thousands):

Inventory
Reserve
Reserve balance as of October 31, 2008	$23,257
Provision for excess and obsolescence	6,548
Actual inventory disposed	(5,155)

Reserve balance as of January 31, 2009	$24,650

(9) PREPAID EXPENSES AND OTHER
     As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	October 31,	January 31,
	2009	2010
Interest receivable	$993	$814
Prepaid VAT and other taxes	14,527	16,857
Deferred deployment expense	4,242	4,647
Prepaid expenses	8,869	8,401
Deposit on pending business acquisition	—	38,450
Capitalized acquisition costs	12,473	—
Restricted cash	7,477	5,371
Other non-trade receivables	1,956	883

	$50,537	$75,423

     Capitalized acquisition costs at October 31, 2009 include direct costs related to Ciena’s pending acquisition of the optical networking and carrier Ethernet assets of Nortel’s MEN business. In the first quarter of fiscal 2010, Ciena adopted newly issued accounting guidance related to business combinations, which required the full amount of these capitalized acquisition costs to be expensed in the Condensed Consolidated Statement of Operations. The deposit on pending business acquisition represents the initial payment of $38.5 million related to Ciena’s pending acquisition of the optical networking and carrier Ethernet assets of Nortel’s MEN business. See Note 3 above.
(10) EQUIPMENT, FURNITURE AND FIXTURES
     As of the dates indicated, equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,	January 31,
	2009	2010
Equipment, furniture and fixtures	$293,093	$299,908
Leasehold improvements	45,761	45,002

	338,854	344,910
Accumulated depreciation and amortization	(276,986)	(280,559)

	$61,868	$64,351

     Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements was $5.1 million and $5.9 million for the first three months of fiscal 2009 and 2010, respectively.
(11) OTHER INTANGIBLE ASSETS
As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	October 31,			January 31,
	2009			2010
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangible	Amortization	Intangible	Intangible	Amortization	Intangible
Developed technology	$185,833	$(147,504)	$38,329	$185,833	$(152,316)	$33,517

Patents and licenses	47,370	(42,811)	4,559	47,615	(43,800)	3,815
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	60,981	(43,049)	17,932	60,981	(44,880)	16,101

	$294,184		$60,820	$294,429		$53,433

     The aggregate amortization expense of other intangible assets was $8.1 million and $7.6 million for the first three months of fiscal 2009 and 2010, respectively. Expected future amortization of other intangible assets for the fiscal years indicated is as follows (in thousands):

Period ended October 31,
2010 (remaining nine months)	$20,309
2011	13,933
2012	9,555
2013	7,230
2014	2,406

$53,433

(12) OTHER BALANCE SHEET DETAILS
     As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	October 31,	January 31,
	2009	2010
Maintenance spares inventory, net	$31,994	$34,586
Deferred debt issuance costs, net	12,832	12,258
Investments in privately held companies	907	907
Restricted cash	18,792	26,419
Other	3,377	3,038

	$67,902	$77,208

     Deferred debt issuance costs are amortized using the straight line method which approximates the effect of the effective interest rate method on the maturity of the related debt. Amortization of debt issuance costs, which is included in interest expense, was $0.6 million during the first three months of fiscal 2009 and fiscal 2010.
     As of the dates indicated, accrued liabilities are comprised of the following (in thousands):

	October 31,	January 31,
	2009	2010
Warranty	$40,196	$38,437
Compensation, payroll related tax and benefits	20,025	17,824
Vacation	11,508	11,782
Interest payable	2,045	738
Other	29,575	28,779

	$103,349	$97,560

     The following table summarizes the activity in Ciena’s accrued warranty for the fiscal periods indicated (in thousands):

Three months ended	Beginning			Balance at
January 31,	Balance	Provisions	Settlements	end of period
2009	$37,258	2,541	(3,692)	$36,107
2010	$40,196	3,060	(4,819)	$38,437
     As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	October 31,	January 31,
	2009	2010
Products	$11,998	$15,536
Services	63,935	65,363

	75,933	80,899
Less current portion	(40,565)	(43,722)

Long-term deferred revenue	$35,368	$37,177

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
     The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon occurrence of the forecasted transaction, is subsequently reclassified into the operating expense line item to which the hedged transaction relates. Ciena records the ineffective portion of the hedging instruments in interest and other income, net. As of October 31, 2009 and January 31, 2010, there were no foreign currency forward contracts outstanding and Ciena did not enter into any foreign currency forward contracts during the first three months of fiscal 2010.
     Ciena’s foreign currency forward contracts are classified as follows:

	Reclassified to Condensed
	Consolidated Statement of
	Operations
	(Effective Portion)
	Quarter Ended January 31,
Line Item in Condensed Consolidated Statement of Operations	2009	2010
Research and development	$40	$—
Selling and marketing	165	—

	$205	$—

	Recognized in Other
	Comprehensive Income (Loss)
	Quarter Ended January 31,
Line Item in Condensed Consolidated Balance Sheet	2009	2010
Accumulated other comprehensive income (loss)	$(2,295)	$—

	$(2,295)	$—

	Ineffective Portion
	Quarter Ended January 31,
Line Item in Condensed Consolidated Statement of Operations	2009	2010
Interest and other income, net	$—	$—

	$—	$—

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

	Quarter Ended January 31,
Numerator	2009	2010
Net loss	$(24,831)	$(53,333)
Add: Interest expense for 0.250% convertible senior notes	—	—
Add: Interest expense for 0.875% convertible senior notes	—	—

Net loss used to calculate diluted EPS.	$(24,831)	$(53,333)

	Quarter Ended January 31,
Denominator	2009	2010
Basic weighted average shares outstanding	90,620	92,321
Add: Shares underlying outstanding stock options, employees stock purchase plan options, warrants and restricted stock	—	—
Add: Shares underlying 0.250% convertible senior notes	—	—
Add: Shares underlying 0.875% convertible senior notes	—	—

Dilutive weighted average shares outstanding	90,620	92,321

	Quarter Ended January 31,
EPS	2009	2010
Basic EPS	$(0.27)	$(0.58)

Diluted EPS	$(0.27)	$(0.58)

Explanation of Shares Excluded due to Anti-Dilutive Effect
     For the quarters ended January 31, 2009 and January 31, 2010, the weighted average number of shares set forth in the table below, underlying outstanding stock options, employee stock purchase plan options, restricted stock units, and warrants, is considered anti-dilutive because Ciena incurred a net loss. In addition, the shares, representing the weighted average number of shares issuable upon conversion of Ciena’s 0.25% convertible senior notes and Ciena’s 0.875% convertible senior notes, are considered anti-dilutive because the related interest expense on a per common share “if converted” basis exceeds Basic EPS for the period.
     The following table summarizes the shares excluded from the calculation of the denominator for Basic and Diluted EPS due to their anti-dilutive effect for the periods indicated (in thousands):

	Quarter Ended January 31,
Shares Excluded from EPS Denominator due to Anti-dilutive Effect	2009	2010
Shares underlying stock options, restricted stock units and warrants	8,052	7,494
0.250% convertible senior notes	7,539	7,539
0.875% convertible senior notes	13,108	13,108

Total excluded due to anti-dilutive effect	28,699	28,141

(15) SHARE-BASED COMPENSATION EXPENSE
     Ciena makes equity awards under its 2008 Omnibus Incentive Plan (“2008 Plan”) and 2003 Employee Stock Purchase Plan (“ESPP”). These plans were approved by shareholders and are described in Ciena’s annual report on Form 10-K.
2008 Plan
     Ciena has previously granted stock options and restricted stock units under the 2008 Plan. As of January 31, 2010, there were approximately 1.2 million shares authorized and remaining available for issuance thereunder.

     Stock Options
     Outstanding stock option awards to employees are generally subject to service-based vesting restrictions and vest incrementally over a four-year period. The following table is a summary of Ciena’s stock option activity for the periods indicated (shares in thousands):

	Shares Underlying	Weighted
	Options	Average
	Outstanding	Exercise Price
Balance as of October 31, 2009	5,538	$45.80
Granted	80	12.33
Exercised	(40)	2.29
Canceled	(184)	76.69

Balance as of January 31, 2010	5,394	$44.57

     The total intrinsic value of options exercised during the first three months of fiscal 2009 and fiscal 2010, was $0.2 million and $0.3 million, respectively. The weighted average fair values of each stock option granted by Ciena during the first three months of fiscal 2009 and fiscal 2010 were $4.43 and $6.91, respectively.
     The following table summarizes information with respect to stock options outstanding at January 31, 2010, based on Ciena’s closing stock price of $12.75 per share on the last trading day of Ciena’s first fiscal quarter of 2010 (shares and intrinsic value in thousands):

			Options Outstanding at January 31, 2010				Vested Options at January 31, 2010
				Weighted				Weighted
				Average				Average
				Remaining	Weighted			Remaining	Weighted
Range of			Number	Contractual	Average	Aggregate	Number	Contractual	Average	Aggregate
Exercise			of	Life	Exercise	Intrinsic	of	Life	Exercise	Intrinsic
Price			Shares	(Years)	Price	Value	Shares	(Years)	Price	Value
$0.01	-	$16.52	961	6.95	$10.97	$3,124	647	5.85	$11.66	$2,104
$16.53	-	$17.43	549	5.75	17.21	—	501	5.48	17.21	—
$17.44	-	$22.96	460	5.13	21.77	—	411	4.77	21.89	—
$22.97	-	$31.71	1,493	4.95	29.42	—	1,280	4.51	29.62	—
$31.72	-	$46.90	897	6.23	39.44	—	645	5.60	40.07	—
$46.91	-	$73.78	462	2.85	59.07	—	462	2.85	59.07	—
$73.79	-	$1,046.50	572	1.56	181.35	—	572	1.56	181.35	—

$0.01	-	$1,046.50	5,394	5.07	$44.57	$3,124	4,518	4.44	$48.70	$2,104

     Assumptions for Option-Based Awards
     Ciena recognizes the fair value of service-based options as share-based compensation expense on a straight-line basis over the requisite service period. Ciena estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Quarter Ended January 31,
	2009	2010
Expected volatility	65.0%	61.9%
Risk-free interest rate.	1.7 - 2.2%	2.4 - 2.9%
Expected life (years)	5.2 - 5.3	5.3 - 5.5
Expected dividend yield	0.0%	0.0%
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

     The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. Ciena gathered detailed historical information about specific exercise behavior of its grantees, which it used to determine the expected term.
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
     Ciena’s outstanding restricted stock units include “performance-accelerated” restricted stock units (PARS), which vest in full four years after the date of grant (assuming that the grantee is still employed by Ciena at that time). Under the PARS, the Compensation Committee may establish performance targets which, if satisfied, provide for the acceleration of vesting of that portion of the award designated by the Compensation Committee. As a result, the grantee may have the opportunity, subject to satisfaction of performance conditions, to vest as to the entire award prior to the expiration of the four-year period above. Ciena recognizes the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based expense over the performance period, using graded vesting, which considers each performance period or tranche separately, based upon Ciena’s determination of whether it is probable that the performance targets will be achieved. At each reporting period, Ciena reassesses the probability of achieving the performance targets and the performance period required to meet those targets.
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

		Weighted
		Average
	Restricted	Grant Date	Aggregate
	Stock Units	Fair Value	Intrinsic
	Outstanding	Per Share	Value
Balance as of October 31, 2009	3,716	$14.67	$43,591
Granted	1,389
Vested	(488)
Canceled or forfeited	(29)

Balance as of January 31, 2010	4,588	$13.16	$58,503

     The total fair value of restricted stock units that vested and were converted into common stock during the first three months fiscal 2009 and fiscal 2010 was $1.2 million and $5.4 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena during the first three months of fiscal 2009 and fiscal 2010 was $6.94 and $11.01, respectively.
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
2010 Inducement Equity Award Plan
     On December 8, 2009, the Compensation Committee of the Ciena Board of Directors approved the 2010 Inducement Equity Award Plan (the “2010 Plan”). The 2010 Plan is intended to enhance Ciena’s ability to attract and retain certain key employees to be transferred to Ciena in connection with its pending acquisition of Nortel’s Metro Ethernet Networks (MEN) assets. The 2010 Plan authorizes issuance of restricted stock or restricted stock units representing up to 2.3 million shares of Ciena common stock. The 2010 Plan will terminate automatically one year following the closing date of the pending acquisition of the Nortel assets described above. Upon termination, any shares that remain available for issuance under the 2010 Plan shall cease to be available thereunder and shall not be available for issuance under any other existing Ciena equity incentive plan.
2003 Employee Stock Purchase Plan
     The ESPP is a non-compensatory and issuances thereunder do not result in share-based compensation expense. The following table is a summary of ESPP activity and shares available for issuance for the periods indicated (shares in thousands):

ESPP shares available
for issuance
Balance as of October 31, 2009	3,469
Evergreen provision	102

Balance as of January 31, 2010	3,571

Share-Based Compensation Expense for Periods Reported
     The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended January 31,
	2009	2010
Product costs	$713	$379
Service costs	397	430

Share-based compensation expense included in cost of sales	1,110	809

Research and development	2,566	2,387
Sales and marketing	2,703	2,458
General and administrative	2,419	2,576

Share-based compensation expense included in operating expense	7,688	7,421

Share-based compensation expense capitalized in inventory, net	(304)	52

Total share-based compensation	$8,494	$8,282

     As of January 31, 2010, total unrecognized compensation expense was: (i) $10.5 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 1.0 year; and (ii) $52.8 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.4 years.

(16) COMPREHENSIVE LOSS
     The components of comprehensive loss were as follows (in thousands):

	Quarter Ended January 31,
	2009	2010
Net loss	$(24,831)	$(53,333)
Change in unrealized gain (loss) on available-for-sale securities, net of tax	1,766	(186)
Change in unrealized loss on derivative instruments, net of tax	(2,090)	—
Change in accumulated translation adjustments	(244)	(633)

Total comprehensive loss	$(25,399)	$(54,152)

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

	Quarter Ended January 31,
	2009	% *	2010	% *
United States	$98,947	59.1	$123,912	70.4
United Kingdom	26,717	16.0	18,590	10.6
Other International	41,736	24.9	33,374	19.0

Total	$167,400	100.0	$175,876	100.0

*	Denotes % of total revenue
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

	October 31,		January 31,
	2009	% *	2010	% *
United States	$47,875	77.4	$48,780	75.8
International	13,993	22.6	15,571	24.2

Total	$61,868	100.0	$64,351	100.0

*	Denotes % of total equipment, furniture and fixtures
     For the periods below, Ciena’s distribution of revenue was as follows (in thousands, except percentage data):

	Quarter Ended January 31,
	2009	% *	2010	% *
Optical service delivery	$130,191	77.8	$108,615	61.8
Carrier Ethernet service delivery	9,526	5.7	40,439	22.9
Global network services	27,683	16.5	26,822	15.3

Total	$167,400	100.0	$175,876	100.0

*	Denotes % of total revenue
     For the periods below, customers accounting for at least 10% of Ciena’s revenue were as follows (in thousands, except percentage data):

	Quarter Ended January 31,
	2009	% *	2010	% *
Company A	$32,556	19.4	$42,515	24.2
Company B	18,877	11.3	n/a	—
Company C	16,938	10.1	n/a	—

Total	$68,371	40.8	$42,515	24.2

n/a	Denotes revenue representing less than 10% of total revenue for the period

*	Denotes % of total revenue
(18) CONTINGENCIES
Foreign Tax Contingencies
     Ciena has received assessment notices from the Mexican tax authorities asserting deficiencies in payments between 2001 and 2005 related primarily to income taxes and import taxes and duties. Ciena has filed judicial petitions appealing these assessments. As of October 31, 2009 and January 31, 2010, Ciena had accrued liabilities of $1.1 million and $1.2 million, respectively, related to these contingencies, which are reported as a component of other current accrued liabilities. As of January 31, 2010, Ciena estimates that it could be exposed to possible losses of up to $5.8 million, for which it has not accrued liabilities. Ciena has not accrued the additional income tax liabilities because it does not believe that such losses are more likely than not to be incurred. Ciena has not accrued the additional import taxes and duties because it does not believe the incurrence of such losses are probable. Ciena continues to evaluate the likelihood of probable and reasonably possible losses, if any, related to these assessments. As a result, future increases or decreases to accrued liabilities may be necessary and will be recorded in the period when such amounts are estimable and more likely than not (for income taxes) or probable (for non-income taxes).
Litigation
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
     As a result of our June 2002 merger with ONI Systems Corp., Ciena became a defendant in a securities class action lawsuit filed in the United States District Court for the Southern District of New York in August 2001. The complaint named ONI, certain former ONI officers, and certain underwriters of ONI’s initial public offering (IPO) as defendants, and alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements in ONI’s registration statement and by engaging in manipulative practices to artificially inflate ONI’s stock price after the IPO. The complaint also alleges that ONI and the named former officers violated the securities laws by failing to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The former ONI officers have been dismissed from the action without prejudice. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. A description of this litigation and the history of the proceedings can be found in “Item 3. Legal Proceedings” of Part I of Ciena’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 2009. No specific amount of damages has been claimed in this action. Due to the inherent uncertainties of litigation, the ultimate outcome of the matter is uncertain.
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
     Some of the statements contained, or incorporated by reference, in this quarterly report discuss future events or expectations, contain projections of results of operations or financial condition, changes in the markets for our products and services, or state other “forward-looking” information. Ciena’s “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. You should be aware that these statements only reflect our current predictions and beliefs. These statements are subject to known and unknown risks, uncertainties and other factors, and actual events or results may differ materially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed throughout this report, particularly in Item 1A “Risk Factors” of Part II of this report below. You should review these risk factors and the rest of this quarterly report in combination with the more detailed description of our business and management’s discussion and analysis of financial condition in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on December 22, 2009, for a more complete understanding of the risks associated with an investment in Ciena’s securities. Ciena undertakes no obligation to revise or update any forward-looking statements.
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
     We are a network specialist targeting the transition of disparate, legacy communications networks to converged, next-generation architectures, better able to handle increased traffic and deliver more efficiently a broader mix of high-bandwidth communications services. Our products, with their embedded network element software and our unified service and transport management, enable service providers to efficiently and cost-effectively deliver critical enterprise and consumer-oriented communication services. Together with our professional support and consulting services, our product offerings seek to offer solutions that address the business challenges and network needs of our customers. Our customers face an increasingly challenging and rapidly changing environment that requires them to quickly adapt their business strategies and deliver new, revenue-creating services. By improving network productivity and automation, reducing operating costs and providing the flexibility to enable new and integrated service offerings, our equipment, software and services solutions create business and operational value for our customers.
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
Pending Acquisition of Nortel Metro Ethernet Networks (“MEN”) Assets
     We believe that our pending acquisition of substantially all of the optical networking and carrier Ethernet assets of Nortel’s Metro Ethernet Networks business (“MEN”) will accelerate the execution of our corporate and research and development strategies, and will create a leader in next-generation, converged optical Ethernet networks. We expect this pending transaction to close in the first calendar quarter of 2010.
     Following our emergence as the winning bidder in the bankruptcy auction, we agreed to acquire substantially all of the optical networking and carrier Ethernet assets of Nortel’s MEN business for $530 million in cash and $239 million in aggregate principal amount of 6% Senior Convertible notes due 2017. The terms of the notes to be issued upon closing are set forth in Note 3 of the Condensed Consolidated Financial Statements found under Item 1 of Part I of this report. Nortel’s product and technology assets to be acquired include:
•	long-haul optical transport portfolio;

•	metro optical Ethernet switching and transport solutions;

•	Ethernet transport, aggregation and switching technology;

•	multiservice SONET/SDH product families;

•	network management software products; and

•	network implementation and support services.

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
     We believe that the transaction provides an opportunity to significantly transform Ciena and strengthen our position as a leader in next-generation, converged optical Ethernet networking. We believe that the additional resources, expanded geographic reach, new and broader customer relationships, and deeper portfolio of complementary network solutions derived from the transaction will augment Ciena’s growth. We also expect that the transaction will add scale, enable operating model synergies and provide an opportunity to optimize our research and development investment. We expect these benefits of the transaction will help Ciena to better compete with traditional, larger network vendors.
     Due to the relative scale of its operations, upon closing, the incorporation of the MEN assets will significantly transform Ciena’s business and will materially affect our operations, financial results and liquidity, which may make period to period comparisons difficult. By way of example, we expect our revenue and operating expense to significantly increase following the closing. The assets to be acquired generated approximately $798 million in the first nine months of Nortel’s fiscal 2009. The global scale of our operations will increase significantly as a result of this transaction. Upon the closing we will hire approximately 2,000 Nortel employees, nearly doubling our headcount and expanding the global presence of Ciena’s team of network specialists.
     Given the structure of the transaction as an asset carve-out from Nortel, we expect that the transaction will result in a costly and complex integration with a number of operational risks. We expect to incur acquisition and integration costs of approximately $180 million, with the majority of these costs to be incurred in the first 12 months following the completion of the transaction. This estimate principally reflects expense associated with equipment and information technology costs, transaction expense, and consulting and third party service fees associated with integration. This amount does not give effect to any expense related to, among other things, facilities restructuring or inventory obsolescence charges. As a result, the integration expense we incur and recognize for financial statement purposes could be significantly higher. As of January 31, 2010, we have incurred $27.0 million in transaction, consulting and third party service fees and $2.3 million primarily related to purchases of capitalized information technology equipment. Any material delays or unanticipated additional expense may harm our business and results of operations. In addition to these integration costs, we also expect to incur significant transition services expense, and we will rely upon an affiliate of Nortel to perform certain operational functions on our behalf during an interim period following closing not to exceed two years.
     As a result of the acquisition and the accounting for the transaction, we may also record goodwill and expect to record intangible assets that will be amortized over their useful lives. Under purchase accounting rules, we also expect to revalue the acquired finished goods inventory to fair value at the time of the acquisition. This revaluation may increase marketable inventory carrying value and adversely affect our product gross margin in the near term.
     If the closing does not take place on or before April 30, 2010, the applicable asset sale agreements may be terminated by either party. Ciena has been granted early termination of the antitrust waiting periods under the Hart-Scott-Rodino Act and the Canadian Competition Act and has received approval of the transaction under the Investment Canada Act. On December 2, 2009, the bankruptcy courts in the U.S. and Canada approved the asset sale agreement relating to Ciena’s acquisition of substantially all of the North American, Caribbean and Latin American and Asian optical networking and carrier Ethernet assets of Nortel’s MEN business. Completion of the transaction remains subject to information and consultation with employee representatives and employees in certain international jurisdictions and customary closing conditions.
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
Effect of Decline in Market Conditions
     Our results of operations for the first quarter of fiscal 2010 reflect the sustained weakness and uncertainty presented by the global market conditions. In recent quarters, our business has experienced the effects of cautious spending by our largest customers, as they have sought to conserve capital, reduce debt or address uncertainties or changes in their own business models brought on by these broader market challenges. As a result, we have experienced lower demand, lengthening sales cycles, customer delays in network build-outs, slowing deployments and deferral of new technology adoption. We have also experienced an increasingly competitive marketplace and a heightened customer focus on pricing and return on investment. While we have started to see some indications that conditions in North America may be improving, we remain uncertain as to how long these unfavorable macroeconomic and industry conditions will persist and the magnitude of their effects on our business and results of operations.

Financial Results
     Revenue for the first quarter of fiscal 2010 was $175.9 million, representing a 0.2% sequential decrease from $176.3 million in the fourth quarter of fiscal 2009 and a 5.1% increase from $167.4 million in the first quarter of fiscal 2009. Additional revenue-related details include:
•	Product revenue for the first quarter of fiscal 2010 reflects a $10.9 million sequential decrease in optical service delivery revenue, primarily reflecting decreased sales of core transport products, and a $10.9 million sequential increase in carrier Ethernet service delivery revenue, principally related to sales of switching and aggregation products in support of wireless backhaul deployments;

•	Revenue from the U.S. for the first quarter of fiscal 2010 was $123.9 million, a slight decrease from $124.7 million in the fourth quarter of fiscal 2009 and an increase from $98.9 million in the first quarter of fiscal 2009;

•	International revenue for the first quarter of fiscal 2010 was $52.0 million, a slight increase from $51.6 million in the fourth quarter of 2009 and a decrease from $68.5 million in the first quarter of fiscal 2009;

•	As a percentage of revenue, international revenue was 29.6% during the first quarter of fiscal 2010, roughly flat with 29.2% in the fourth quarter of fiscal 2009 and down from 40.9% in the first quarter of fiscal 2009; and

•	For the first quarter of fiscal 2010, one customer accounted for 24.2% of revenue. This compares to one customer that accounted for 18.5% of revenue in the fourth quarter of fiscal 2009.
     Gross margin for the first quarter of fiscal 2010 was 45.6%, up from 44.0% in the fourth quarter of fiscal 2009, and 42.9% in the first quarter of fiscal 2009.
     Operating expense for the first quarter of fiscal 2010 was $130.0 million, an increase from $104.2 million in the fourth quarter of fiscal 2009 and $98.6 million for the first quarter of fiscal 2009. First quarter fiscal 2010 operating expense includes $27.0 million in acquisition and integration related costs related to the pending acquisition of Nortel’s MEN business. We expect operating expense, particularly the portions attributable to acquisition and integration related expense and research and development expense, to increase from the first quarter of fiscal 2010 as we continue to integrate the Nortel MEN assets and fund strategic technology initiatives including:
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
     Our loss from operations for the first quarter of fiscal 2010 was $49.9 million. This compares to a $26.6 million loss from operations during the fourth quarter of fiscal 2009 and a $26.7 million loss from operations for the first quarter of fiscal 2009. Our net loss for the first quarter of fiscal 2010 was $53.3 million, or $0.58 per share. This compares to a net loss of $26.7 million, or $0.29 per share, for the fourth quarter of fiscal 2009.
     We generated $4.5 million in cash from operations during the first quarter of fiscal 2010, consisting of a use of cash of $26.7 million from net income (adjusted for non-cash charges) and cash generated of $31.2 million from changes in working capital. This compares with cash generated from operations of $1.9 million in the fourth quarter of fiscal 2009, consisting of $4.8 million in cash generated from net income (adjusted for non-cash charges) and a use of cash of $2.9 million from changes in working capital.
     At January 31, 2010, we had $573.2 million in cash and cash equivalents and $428.2 million of short-term investments in marketable debt securities.
     As of January 31, 2010, headcount was 2,197, an increase from 2,163 at October 31, 2009 and a decrease from 2,238 at January 31, 2009.

Results of Operations
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
     Given current market conditions and the effect of lower demand in prior periods, as well as changes in the mix of our revenue toward products with shorter customer lead times, the percentage of our quarterly revenue relating to orders placed in that quarter has increased in comparison to prior fiscal years. Lower levels of backlog orders and an increase in the percentage of quarterly revenue relating to orders placed in that quarter could result in more variability and less predictability in our quarterly results.
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
Quarter ended January 31, 2009 compared to the quarter ended January 31, 2010
Revenue, cost of goods sold and gross profit
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Quarter Ended January 31,				Increase
	2009	% *	2010	% *	(decrease)	%**
Revenues:
Products	$139,717	83.5	$149,054	84.7	$9,337	6.7
Services	27,683	16.5	26,822	15.3	(861)	(3.1)

Total revenue	167,400	100.0	175,876	100.0	8,476	5.1

Costs:
Products	76,367	45.6	76,669	43.6	302	0.4
Services	19,190	11.5	19,047	10.8	(143)	(0.7)

Total cost of goods sold	95,557	57.1	95,716	54.4	159	0.2

Gross profit	$71,843	42.9	$80,160	45.6	$8,317	11.6

*	Denotes % of total revenue

**	Denotes % change from 2009 to 2010
     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit for the periods indicated:

	Quarter Ended January 31,				Increase
	2009	% *	2010	% *	(decrease)	%**
Product revenue	$139,717	100.0	$149,054	100.0	$9,337	6.7
Product cost of goods sold	76,367	54.7	76,669	51.4	302	0.4

Product gross profit	$63,350	45.3	$72,385	48.6	$9,035	14.3

*	Denotes % of product revenue

**	Denotes % change from 2009 to 2010
     The table below (in thousands, except percentage data) sets forth the changes in services revenue, services cost of goods sold and services gross profit for the periods indicated:

	Quarter Ended January 31,				Increase
	2009	%*	2010	%*	(decrease)	%**
Services revenue	$27,683	100.0	$26,822	100.0	$(861)	(3.1)
Services cost of goods sold	19,190	69.3	19,047	71.0	(143)	(0.7)

Services gross profit	$8,493	30.7	$7,775	29.0	$(718)	(8.5)

*	Denotes % of services revenue

**	Denotes % change from 2009 to 2010

     The table below (in thousands, except percentage data) sets forth the changes in distribution of revenue for the periods indicated:

	Quarter Ended January 31,				Increase
	2009	% *	2010	% *	(decrease)	%**
Optical service delivery	$130,191	77.8	$108,615	61.8	$(21,576)	(16.6)
Carrier Ethernet service delivery	9,526	5.7	40,439	22.9	30,913	324.5
Global network services	27,683	16.5	26,822	15.3	(861)	(3.1)

Total	$167,400	100.0	$175,876	100.0	$8,476	5.1

*	Denotes % of total revenue

**	Denotes % change from 2009 to 2010
     Revenue from sales to customers based outside of the United States is reflected as “International” in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Quarter Ended January 31,				Increase
	2009	% *	2010	% *	(decrease)	%**
United States	$98,947	59.1	$123,912	70.4	$24,965	25.2
International	68,453	40.9	51,964	29.6	(16,489)	(24.1)

Total	$167,400	100.0	$175,876	100.0	$8,476	5.1

*	Denotes % of total revenue

**	Denotes % change from 2009 to 2010
     Certain customers each accounted for at least 10% of our revenue for the periods indicated (in thousands, except percentage data) as follows:

	Quarter Ended January 31,
	2009	% *	2010	% *
Company A	$32,556	19.4	$42,515	24.2
Company B	18,877	11.3	n/a	—
Company C	16,938	10.1	n/a	—

Total	$68,371	40.8	$42,515	24.2

n/a	Denotes revenue recognized less than 10% of total revenue for the period

*	Denotes % of total revenue
     Revenue
•	Product revenue increased primarily due to a $30.9 million increase in sales of our carrier Ethernet service delivery products primarily reflecting a $31.6 million increase in sales of our switching and aggregation products. This increase was partially offset by a $21.6 million decrease in sales of our optical service delivery products. Lower optical service delivery revenue reflects decreases of $21.3 million in sales of core switching products, $2.8 million in sales of core transport products, and $2.1 million in sales of legacy data networking and metro transport products. These decreases were partially offset by an increase of $4.6 million in sales of our CN 4200™ FlexSelect™ Advanced Service Platform.

•	Services revenue decreased primarily due to a $1.9 million decrease in deployment services.

•	United States revenue increased primarily due to a $30.1 million increase in sales of our carrier Ethernet service delivery products primarily reflecting a $30.9 million increase in sales of our switching and aggregation products. This increase was partially offset by a $6.7 million decrease in sales of our optical service delivery products. Lower optical service delivery revenue reflects decreases of $16.0 million in sales of core switching products and $1.4 million in sales of legacy data networking and metro transport products. These decreases were partially offset by increases of $8.1 million in sales of CN 4200 and $2.6 million in sales of core transport products. In addition, U.S revenue benefited from a $1.5 million increase in services revenue.

•	International revenue decreased primarily due to a $14.9 million decrease in sales of our optical service delivery products. This reflects a decrease of $5.5 million in sales of core transport products, $5.3 million in sales of core switching products, and $3.5 million in sales of CN 4200. In addition, services revenue decreased $2.4 million primarily related to a $2.0 million decrease in deployment services. These decreases were partially offset by an increase of $0.8 million in sales of carrier Ethernet service delivery products.
     Gross profit
•	Gross profit as a percentage of revenue increased due to lower charges related to excess and obsolete inventory partially offset by unfavorable product mix.

•	Gross profit on products as a percentage of product revenue increased, benefitting from lower charges related to excess and obsolete inventory. The first quarter of fiscal 2009 reflected higher than typical charges relating to excess and obsolete inventory. Gross profit for the first quarter of 2010 reflects an immaterial adjustment to reduce cost of goods sold by $3.3 million to correct warranty expenses related to prior periods. These improvements were partially offset by a less favorable product mix in the first quarter of fiscal 2010. See Note 1 for more information regarding the immaterial adjustment to warranty expense in the first quarter of fiscal 2010.

•	Gross profit on services as a percentage of services revenue decreased slightly due to higher costs related to deployment services.
Operating expense
     The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Quarter Ended January 31,				Increase
	2009	% *	2010	% *	(decrease)	%**
Research and development	$46,700	27.9	$50,033	28.4	$3,333	7.1
Selling and marketing	33,819	20.2	34,237	19.5	418	1.2
General and administrative	11,585	6.9	12,763	7.3	1,178	10.2
Acquisition and integration costs	—	—	27,031	15.4	27,031	100.0
Amortization of intangible assets	6,404	3.8	5,981	3.4	(423)	(6.6)
Restructuring costs	76	0.0	(21)	0.0	(97)	(127.6)

Total operating expense	$98,584	58.8	$130,024	74.0	$31,440	31.9

*	Denotes % of total revenue

**	Denotes % change from 2009 to 2010
•	Research and development expense benefited by $0.8 million in favorable foreign exchange rates, primarily due to the strengthening of the U.S. dollar in relation to the Canadian dollar. The resulting $3.3 million change primarily reflects increases of $2.3 million in prototype expense related to the development initiatives described above, $0.8 million in professional services and fees, $0.3 million in depreciation expense and $0.3 million in facilities and information systems expenses. These increases were partially offset by a decrease of $0.5 million in employee compensation and related costs.

•	Selling and marketing expense was negatively affected by $0.6 million in foreign exchange rates primarily due to the weakening of the U.S. dollar in relation to the Euro. The resulting $0.4 million change primarily reflects increases of $0.9 million in employee compensation and related costs, $0.3 million in travel-related expenditures. These increases were partially offset by decreases of $0.5 million in marketing program costs and $0.2 million in facilities and information systems expenses.

•	General and administrative expense was negatively affected by $0.1 million in foreign exchange rates primarily due to the weakening of the U.S. dollar in relation to the Euro. The resulting $1.2 million net change primarily reflects increases of $0.6 million in consulting service expense, $0.2 million in employee compensation and related costs, $0.2 million in facilities and information systems expenses, and $0.1 million in travel-related expenditures.

•	Acquisition and integration costs were related to the pending acquisition of the optical and carrier Ethernet assets of Nortel’s Metro Ethernet Networks (MEN) business as described above. As of January 31, 2010, we have incurred $27.0 million in transaction, consulting and third party service fees, which were expensed in the Condensed Consolidated Statement of Operations. We also purchased $2.3 million in capitalized equipment, primarily related to information technology, which is included in the Condensed Consolidated Balance Sheet.

•	Amortization of intangible assets decreased due to certain intangible assets reaching their useful life and becoming fully amortized prior to the first quarter of fiscal 2010.

•	Restructuring costs decreased by $0.1 million due to reduced one-time termination benefits.
Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Quarter Ended January 31,				Increase
	2009	% *	2010	% *	(decrease)	%**
Interest and other income (loss), net	$4,660	2.8	$(773)	(0.4)	$(5,433)	(116.6)
Interest expense	$1,844	1.1	$1,828	1.0	$(16)	(0.9)
Loss on cost method investments	$565	0.3	$—	—	$(565)	(100.0)
Provision for income taxes	$341	0.2	$868	0.5	$527	154.5

*	Denotes % of total revenue

**	Denotes % change from 2009 to 2010
•	Interest and other income (loss), net decreased as a result of a $4.9 million decrease in interest income due to lower interest rates and a $0.5 million increase of other losses related to foreign currency re-measurements.

•	Interest expense remained relatively unchanged.

•	Loss on cost method investments was primarily due to a decline in value of our investment in a privately held technology company that was determined to be other-than-temporary.

•	Provision for income taxes increased primarily due to increased foreign income tax and the elimination of refundable federal tax credits, which expired on December 31, 2009.
Liquidity and Capital Resources
     At January 31, 2010, our principal sources of liquidity were cash and cash equivalents, and short-term investments. During the second quarter of fiscal 2009, we reallocated our previous short and long-term investments principally into U.S. treasuries. As a result, at January 31, 2010, all short-term investments principally represent U.S. treasuries. The following table summarizes our cash and cash equivalents and investments (in thousands):

	October 31,	January 31,	Increase
	2009	2010	(decrease)
Cash and cash equivalents	$485,705	$573,180	$87,475
Short-term investments in marketable debt securities	563,183	428,409	(134,774)
Long-term investments in marketable debt securities	8,031	8,048	17

Total cash and cash equivalents and investments in marketable debt securities	$1,056,919	$1,009,637	$(47,282)

     The decrease in total cash and cash equivalents, and investments during the first three months of fiscal 2010 was primarily related to our initial deposit of $38.5 million related to the pending acquisition of Nortel’s MEN business.
     These amounts were slightly offset by $4.5 million of cash generated from operating activities described in “Operating Activities” below. Cash generated from operating activities reflects payments of approximately $11.4 million related to acquisition and integration activities. See Note 3 above for more information regarding the pending acquisition and its effect on our cash and debt position. Based on past performance and current expectations, we believe that our cash and cash equivalents, investments and cash generated from operations will satisfy our working capital needs, capital expenditures, and other liquidity requirements associated with our existing operations through at least the next 12 months.
     The following sections review the significant activities that had an impact on our cash during the first three months of fiscal 2010.

Operating Activities
     The following tables set forth (in thousands) components of our cash generated from operating activities during the period:
     Net loss

Three Months Ended
January 31,
2010
Net loss	$(53,333)

     Our net loss during the first three months of fiscal 2010 included the significant non-cash items summarized in the following table (in thousands):

Three Months Ended
January 31,
2010
Depreciation of equipment, furniture and fixtures; and amortization of leasehold improvements	$5,871
Share-based compensation costs	8,282
Amortization of intangible assets	7,631
Provision for inventory excess and obsolescence	950
Provision for warranty	3,060

Total significant non-cash charges	$25,794

     Accounts Receivable, Net
     Cash provided by accounts receivable, net of allowance for doubtful accounts, during the first three months of fiscal 2010 was $12.6 million. Our days sales outstanding (DSOs) decreased from 70 days for the first three months of fiscal 2009 to 54 days for the first three months of fiscal 2010. Our DSOs decreased due to lower incidence of customer payment delays.
     The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts, from the end of fiscal 2009 through the end of the first quarter of fiscal 2010:

	October 31,	January 31,	Increase
	2009	2010	(decrease)
Accounts receivable, net	$118,251	$105,624	$(12,627)

     Inventory
     Cash consumed by inventory during the first three months of fiscal 2010 was $8.3 million. Our inventory turns decreased slightly from 3.3 turns during the first three months of fiscal 2009 to 3.2 turns for the first three months of fiscal 2010.
     During the first three months of fiscal 2010, changes in inventory reflect a $1.0 million reduction related to a non-cash provision for excess and obsolescence. The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2009 through the end of the first quarter of fiscal 2010:

	October 31,	January 31,	Increase
	2009	2010	(decrease)
Raw materials	$19,694	$18,256	$(1,438)
Work-in-process	1,480	2,255	775
Finished goods	90,914	98,264	7,350

Gross inventory	112,088	118,775	6,687
Provision for inventory excess and obsolescence	(24,002)	(23,344)	658

Inventory	$88,086	$95,431	$7,345

     Accounts payable, accruals and other obligations

     Cash generated in operations related to accounts payable, accruals and other obligations during the first three months of fiscal 2010 was $11.4 million.
     During the first three months of fiscal 2010, we had non-operating cash accounts payable increases of $1.8 million related to equipment purchases. Changes in accrued liabilities reflect non-cash provisions of $3.1 million related to warranties. The following table sets forth (in thousands) changes in our accounts payable, accruals and other obligations from the end of fiscal 2009 through the end of the first quarter of fiscal 2010:

	October 31,	January 31,	Increase
	2009	2010	(decrease)
Accounts payable	$53,104	$76,211	$23,107
Accrued liabilities	103,349	97,560	(5,789)
Restructuring liabilities	9,605	8,750	(855)
Other long-term obligations	8,554	8,330	(224)

Accounts payable, accruals and other obligations	$174,612	$190,851	$16,239

     Interest Payable on Convertible Notes
     Interest on our outstanding 0.25% convertible senior notes, due May 1, 2013, is payable on May 1 and November 1 of each year. We paid $0.4 million in interest on our 0.25% convertible notes during the first three months of fiscal 2010.
     Interest on our outstanding 0.875% convertible senior notes, due June 15, 2017, is payable on June 15 and December 15 of each year. We paid $2.2 million in interest on our 0.875% convertible notes during the first three months of fiscal 2010.
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
     The following table reflects (in thousands) the balance of interest payable and the change in this balance from the end of fiscal 2009 through the end of the first quarter of fiscal 2010:

	October 31,	January 31,	Increase
	2009	2010	(decrease)
Accrued interest payable	$2,045	$738	$(1,307)

     Deferred revenue
     Deferred revenue increased by $5.0 million during the first three months of fiscal 2010. Product deferred revenue represents payments received in advance of shipment and payments received in advance of our ability to recognize revenue. Services deferred revenue is related to payment for service contracts that will be recognized over the contract term. The following table reflects (in thousands) the balance of deferred revenue and the change in this balance from the end of fiscal 2009 through the end of the first quarter of fiscal 2010:

	October 31,	January 31,	Increase
	2009	2010	(decrease)
Products	$11,998	$15,536	$3,538
Services	63,935	65,363	1,428

Total deferred revenue	$75,933	$80,899	$4,966

Investing Activities
     During the first three months of fiscal 2010, we had net sales and maturities of approximately $197.7 million of available for sale securities. Investing activities also include our initial deposit of $38.5 million related to the pending acquisition of Nortel’s MEN business. Investing activities also included the payment of approximately $7.0 million in equipment purchases. We also purchased an additional $3.3 million of equipment which was included in accounts payable. Of the $3.3 million included in accounts payable, $2.3 million was related to the acquisition. Purchases of equipment in accounts payable increased by $1.8 million from the end of fiscal 2009.

Contractual Obligations
     On November 23, 2009 we announced that we had been selected as the successful bidder in the auction of substantially all of the optical networking and carrier Ethernet assets of Nortel’s MEN business. In accordance with the definitive purchase agreements, as amended, we have agreed to pay $530 million in cash and issue $239 million in aggregate principal amount of 6% Senior Convertible notes due in 2017 for a total consideration of $769 million for the assets. See Note 3 to our Condensed Consolidated Financial Statements above for more information regarding the pending acquisition of substantially all of the optical networking and carrier Ethernet assets of Nortel’s MEN business and the terms of the notes.
     During the first three months of fiscal 2010, we did not experience material changes, outside of the ordinary course of business, in our contractual obligations from those reported in our annual report on Form 10-K for the fiscal year ended October 31, 2009. The following is a summary of our future minimum payments under contractual obligations as of January 31, 2010 (in thousands):

		Less than	One to three	Three to five
	Total	one year	years	years	Thereafter
Interest due on convertible notes	$35,420	$5,120	$10,240	$9,122	$10,938
Principal due at maturity on convertible notes	798,000	—	—	298,000	500,000
Operating leases (1)	59,138	14,856	22,139	13,889	8,254
Purchase obligations (2)	99,013	99,013	—	—	—

Total (3)	$991,571	$118,989	$32,379	$321,011	$519,192

(1)	The amount for operating leases above does not include insurance, taxes, maintenance and other costs required by the applicable operating lease. These costs are variable and are not expected to have a material impact.

(2)	Purchase obligations relate to purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of the amount reported above relates to firm, non-cancelable and unconditional obligations.

(3)	As of January 31, 2010, we also had approximately $6.2 million of other long-term obligations in our condensed consolidated balance sheet for unrecognized tax positions that are not included in this table because the periods of cash settlement with the respective tax authority cannot be reasonably estimated.
     Some of our commercial commitments, including some of the future minimum payments set forth above, are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of January 31, 2010 (in thousands):

		Less than one	One to three	Three to five
	Total	year	years	years	Thereafter
Standby letters of credit	$24,936	$22,832	$1,400	$704	$—

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
     Our total deferred revenue for products was $12.0 million and $15.5 million as of October 31, 2009 and January 31, 2010, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $63.9 million and $65.4 million as of October 31, 2009 and January 31, 2010, respectively.
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
     Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measure of estimated fair value of our share-based compensation. See Note 15 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of January 31, 2010, total unrecognized compensation expense was: (i) $10.5 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 1.0 year; and (ii) $52.8 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.4 years.
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
Reserve for Inventory Obsolescence
     We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. Upon recognition of the write down, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. We recorded charges for excess and obsolete inventory of $6.5 million and $1.0 million in the first three months of fiscal 2009 and 2010, respectively. These charges were primarily related to excess inventory due to a change in forecasted product sales. In an effort to limit our exposure to delivery delays and to satisfy customer needs we purchase inventory based on forecasted sales across our product lines. In addition, part of our research and development strategy is to promote the convergence of similar features and functionalities across our product lines. Each of these practices exposes us to the risk that our customers will not order products for which we have forecasted sales, or will purchase less than we have forecasted. Historically, we have experienced write downs due to changes in strategic direction, discontinuance of a product and declines in market conditions. If actual market conditions worsen or differ from those we have assumed, if there is a sudden and significant decrease in demand for our products, or if there is a higher incidence of inventory obsolescence due to a rapid change in technology, we may be required to take additional inventory write-downs, and our gross margin could be adversely affected. Our inventory net of allowance for excess and obsolescence was $88.1 million and $95.4 as of October 31, 2009 and January 31, 2010, respectively.

Restructuring
     As part of our restructuring costs, we provide for the estimated cost of the net lease expense for facilities that are no longer being used. The provision is equal to the fair value of the minimum future lease payments under our contracted lease obligations, offset by the fair value of the estimated sublease payments that we may receive. As of January 31, 2010, our accrued restructuring liability related to net lease expense and other related charges was $8.7 million. The total minimum remaining lease payments for these restructured facilities are $13.5 million. These lease payments will be made over the remaining lives of our leases, which range from nine months to ten years. If actual market conditions are different than those we have projected, we will be required to recognize additional restructuring costs or benefits associated with these facilities.
Allowance for Doubtful Accounts Receivable
     Our allowance for doubtful accounts receivable is based on management’s assessment, on a specific identification basis, of the collectibility of customer accounts. We perform ongoing credit evaluations of our customers and generally have not required collateral or other forms of security from customers. In determining the appropriate balance for our allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectibility. In doing so, we consider creditworthiness, payment history, account activity and communication with such customer. If a customer’s financial condition changes, or if actual defaults are higher than our historical experience, we may be required to take a charge for an allowance for doubtful accounts receivable which could have an adverse impact on our results of operations. Our accounts receivable net of allowance for doubtful accounts was $118.3 million and $105.6 million as of October 31, 2009 and January 31, 2010, respectively. Our allowance for doubtful accounts as of October 31, 2009 and January 31, 2010 was $0.1 million.
Long-lived Assets
     Our long-lived assets include: equipment, furniture and fixtures; finite-lived intangible assets; and maintenance spares. As of October 31, 2009 and January 31, 2010 these assets totaled $154.7 million and $152.4 million, net, respectively. We test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount is not recoverable from its undiscounted cash flows. Our long-lived assets are part of a single reporting unit which represents the lowest level for which we identify cash flows.
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
     As of January 31, 2010, we held a minority investment of $0.9 million in a privately held technology company that is reported in other assets. The market for technologies or products manufactured by this company is in the early stage and markets may never materialize or become significant. This investment is inherently high risk and we could lose our entire investment. We monitor this investment for impairment and make appropriate reductions in carrying value when necessary. If market conditions, the expected financial performance, or the competitive position of this company deteriorates, we may be required to record a non-cash charge in future periods due to an impairment of the value of our investment.
Deferred Tax Valuation Allowance
     As of January 31, 2010, we have recorded a valuation allowance offsetting nearly all our net deferred tax assets of $1.2 billion. When measuring the need for a valuation allowance, we assess both positive and negative evidence regarding the realizability of these deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as our operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, our cumulative loss during this three-year period represents sufficient negative evidence regarding the need for nearly a full valuation allowance. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income or as an adjustment to paid-in capital, based on tax ordering requirements.

Warranty
     Our liability for product warranties, included in other accrued liabilities, was $40.2 million and $38.4 million as of October 31, 2009 and January 31, 2010, respectively. Our products are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties was $2.5 million and $3.1 million for the first quarter of fiscal 2009 and 2010, respectively. The provision for warranty claims may fluctuate on a quarterly basis depending upon the mix of products and customers in that period. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. An increase in warranty claims or the related costs associated with satisfying these warranty obligations could increase our cost of sales and negatively affect our gross margin.
Uncertain Tax Positions
     We account for uncertainty in income tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. As of January 31, 2010, we had $1.3 million and $6.2 million recorded as current and long-term obligations, respectively, related to uncertain tax positions. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.
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
     Interest Rate Sensitivity. We maintain a short-term and long-term investment portfolio. See Notes 5 and 6 to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report for information relating to these investments and their fair value. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percentage points from current levels, the fair value of the portfolio would decline by approximately $10.5 million.
     Foreign Currency Exchange Risk. As a global concern, we face exposure to adverse movements in foreign currency exchange rates. Because our sales are primarily denominated in U.S. dollars, the impact of foreign currency fluctuations on revenue has not been material. Our primary exposures to foreign currency exchange risk are related to non-U.S. dollar denominated operating expense in Canadian Dollars (“CAD”), British Pounds (“GBP”), Euros (“EUR”) and Indian Rupees (“INR”). During the first three months of fiscal 2010, approximately 76% of our operating expense was U.S. dollar denominated.

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
     For the first quarter of fiscal 2010, research and development benefited by approximately $0.8 million due to favorable foreign exchange rates related to the strengthening of the US dollar in relation to the Canadian dollar. During this same period, sales and marketing and general and administrative expenses were negatively affected by unfavorable foreign exchange rates related to the weakening of the US dollar in relation to the Euro by approximately $0.6 million and $0.1 million, respectively.
     As of January 31, 2010, our assets and liabilities related to non-dollar denominated currencies were primarily related to intercompany payables and receivables. We do not enter into foreign exchange forward or option contracts for trading purposes.

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
     As a result of our June 2002 merger with ONI Systems Corp., we became a defendant in a securities class action lawsuit filed in the United States District Court for the Southern District of New York in August 2001. The complaint named ONI, certain former ONI officers, and certain underwriters of ONI’s initial public offering (IPO) as defendants, and alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements in ONI’s registration statement and by engaging in manipulative practices to artificially inflate ONI’s stock price after the IPO. The complaint also alleges that ONI and the named former officers violated the securities laws by failing to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The former ONI officers have been dismissed from the action without prejudice. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. A description of this litigation and the history of the proceedings can be found in “Item 3. Legal Proceedings” of Part I of Ciena’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 2009. No specific amount of damages has been claimed in this action. Due to the inherent uncertainties of litigation, the ultimate outcome of the matter is uncertain.

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
     Because of the structure of the transaction as an asset carve out from Nortel, upon completion of the transaction we will not be integrating an entire enterprise, with the back-office systems and processes that make the business run, when we complete this transaction. We must build the infrastructure and organizations, and retain third party services, to ensure business continuity and to support and scale our business. Integrating our operations will be extremely complex and there is no assurance that we will not encounter material delays or unanticipated costs that would adversely affect our business and results of operations. Successful integration involves numerous risks, including:
•	assimilating product offerings and sales and marketing operations;

•	coordinating research and development efforts;

•	retaining and attracting customers following a period of significant uncertainty associated with the acquired business;

•	diversion of management attention from business and operational matters;

•	identifying and retaining key personnel;

•	maintaining and transitioning relationships with key vendors, including component providers, manufacturers and service providers;

•	integrating accounting, information technology, enterprise management and administrative systems which may be difficult or costly;

•	making significant cash expenditures that may be required to retain personnel or eliminate unnecessary resources;

•	managing tax costs or liabilities;

•	coordinating a broader and more geographically dispersed organization;

•	maintaining uniform standards, procedures and policies to ensure efficient and compliant administration of the organization; and

•	making any necessary modifications to internal control to comply with the Sarbanes-Oxley Act of 2002 and related rules and regulations.
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
     Following the completion of the transaction, we will rely upon an affiliate of Nortel for certain transition services related to the operation and continuity of the business following completion of the transaction. These services include, among others, critical functions relating to accounting, information technology, customer support services and facilities. We anticipate that transition service-related expense will be significant and the administration and oversight of these services will be complex. The transition service provider will be performing services on behalf of Ciena as well as certain other purchasers of those businesses that Nortel has divested in the course of its bankruptcy proceedings. Relying upon this transition services provider to perform critical operations and services raises a number of significant business and operational risks, including its ability to become an effective support partner for all of the Nortel purchasers, segregation of such services, and its ability to retain experienced and knowledgeable personnel. There can be no assurance such services will be performed timely and effectively. Significant disruption in these transition services or unanticipated costs related to such services could adversely affect our business and results of operations.
As a consequence of the transaction, we will take on substantial additional indebtedness and materially reduce our cash balance.
     In accordance with the applicable asset purchase agreements, upon completion of the transaction, we will pay the sellers $530 million in cash and issue them $239 million in aggregate principal of senior convertible notes due in fiscal 2017. This cash expenditure will significantly reduce our cash balance. In addition, the terms of the notes to be issued provide for an adjustment of the interest rate up to a maximum of 8% per annum, depending upon the market price of our common stock upon the completion of the transaction. Prior to the closing of the transaction, we may elect to replace some or all of the convertible notes to be issued with cash equal to 102% of the face amount of the notes that are replaced. In light of this option, we continually assess market conditions to determine whether to make this election and access the capital markets for the purposes of funding the election through the issuance of debt securities that may include securities convertible into equity. Regardless of whether we make this election, our lower cash balance and increased indebtedness resulting from this transaction could adversely affect our business. In particular, it could increase our vulnerability to sustained, adverse macroeconomic weakness, limit our ability to obtain further financing and limit our ability to pursue certain operational and strategic opportunities. Our indebtedness and lower cash balance may also put us in a competitive disadvantage to other vendors with greater resources.

The transaction may expose us to significant unanticipated liabilities that could adversely affect our business and results of operations.
     Our purchase of the acquired business in connection with Nortel’s bankruptcy proceedings may expose us to significant unanticipated liabilities. We may incur unforeseen liabilities relating to the operation of the Nortel business. The liabilities may include employment, retirement or severance-related obligations under applicable law or other benefits arrangements, legal claims, warranty or similar liabilities to customers, and claims by or amounts owed to vendors, including as a result of any contracts assigned to Ciena in the transaction. We may also incur liabilities or claims associated with our acquisition or licensing of Nortel’s technology and intellectual property including claims of infringement. Particularly in international jurisdictions, our acquisition of Nortel’s assets, or our decision to independently enter new international markets where Nortel previously conducted business, could also expose us to tax liabilities and other amounts owed by Nortel. The incurrence of such unforeseen or unanticipated liabilities, should they be significant, could have a material adverse affect on our business, results of operations and financial condition.
The transaction may not be accretive and may cause dilution to our earnings per share, which may harm the market price of our common stock.
     We currently anticipate that the transaction will be accretive to earnings per share for fiscal 2011. This expectation is based on preliminary estimates which may materially change after the completion of the transaction. We have previously incurred operating expense, on a stand alone basis, higher than we anticipated for periods, including during fiscal 2009. The magnitude of the integration relating to our pending transaction, together with the increased scale of our operations resulting from the transaction, will make forecasting, managing and constraining our operating expense even more difficult. We could also encounter additional transaction and integration-related costs or fail to realize all of the benefits of the transaction that underlie our financial model and expectations as to profitability. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the transaction and cause a decrease in the price of our common stock.
The complexity of the integration and transition associated with our pending transaction, together with the increased scale of our operations, may challenge our internal control over financial reporting and our ability to effectively and timely report our financial results.
     Following the completion of the pending transaction, we will rely upon a combination of Ciena information systems and critical transition services that are necessary for us to accurately and effectively compile and report our financial results. We will also have to train new employees and third party providers, and assume operations in jurisdictions where we have not previously had operations. The scale of these operations, together with the complexity of the integration effort, including changes to or implementation of critical information technology systems and reliance upon third party transition services, may adversely affect our ability to report our financial results on a timely basis. We expect that the transaction may necessitate significant modifications to our internal control systems, processes and information systems, both on a transition basis, and over the longer-term as we fully integrate the combined company. We cannot be certain that changes to our design for internal control over financial reporting, or the controls utilized by other third parties, will be sufficient to enable management or our independent registered public accounting firm to determine that our internal controls are effective for any period, or on an ongoing basis. If we are unable to accurately and timely report our financial results, or are unable to assert that our internal controls over financial reporting are effective, our business and market perception of our financial condition may be harmed and the trading price of our stock may be adversely affected.
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
      Completion of the pending transaction is conditioned upon the satisfaction of customary closing conditions and is subject to information and consultation with employee representatives and/or employees in certain international jurisdictions. Ciena has previously been granted early termination of the antitrust waiting period under the Hart-Scott-Rodino Act and the Canadian Competition Act and has obtained approval under the Investment Canada Act. There can be no assurance that these clearances and approvals will be obtained and that previous clearances will be maintained. Third parties could petition to have governmental entities reconsider previously granted clearances. In addition, the governmental entities from which clearances and approvals are required may impose conditions on the completion of the transaction, require changes to the terms of the transaction or impose restrictions on the operation of the business following completion of the transaction. If the transaction is not completed, completion is delayed or Ciena becomes subject to any material conditions in order to obtain any clearances or approvals required to complete the transaction, its business and results of operations may be adversely affected and its stock price may suffer.
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
     The markets in which we compete for sales of networking equipment, software and services are extremely competitive, particularly the market for sales to large communications service providers. The level of competition and pricing pressure that we face increases substantially during periods of macroeconomic weakness, constrained spending or fewer network projects. As a result of current market conditions, we have experienced significant competition and increased pricing pressure, particularly for our optical transport products. We face particularly intense competition in our efforts to attract additional large carrier customers in new geographies and secure new market opportunities with existing carrier customers. In an effort to secure attractive long-term customers or new customers, we may agree to pricing or other terms that result in negative gross margins on a particular order or group of orders.
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
     Our future success will depend in large part on our ability to maintain and expand our sales to large communications service providers. These sales typically involve lengthy sales cycles, protracted and sometimes difficult contract negotiations, and sales to service providers often involve extensive product testing and network certification, including network-specific or region-specific processes. We are sometimes required to agree to contract terms or conditions that negatively affect pricing, payment terms and the timing of revenue recognition in order to consummate a sale. As a result of current market conditions, these customers may request extended payment terms, vendor or third-party financing and other alternative purchase structures. These terms may, in turn, negatively affect our revenue and results of operations and increase our susceptibility to quarterly fluctuations in our results. Service providers may ultimately insist upon terms and conditions that we deem too onerous or not in our best interest. Moreover, our purchase agreements generally do not require that a customer guarantee any minimum purchase level and customers often have the right to modify, delay, reduce or cancel previous orders. As a result, we may incur substantial expense and devote time and resources to potential relationships that never materialize or result in lower than anticipated sales.
Difficulties with third party component suppliers, including sole and limited source suppliers, could increase our costs and harm our business and customer relationships.
     We depend on third party suppliers for our product components and subsystems, as well as for equipment used to manufacture and test our products. Our products include key optical and electronic components for which reliable, high-volume supply is often available from sole or limited sources. We have previously encountered shortages in availability for important components that have affected our ability to deliver products in a timely manner. Our business would be negatively affected if one or more of our suppliers were to experience any significant disruption in their operations affecting the price, quality, availability or timely delivery of components. Current unfavorable economic conditions may adversely affect the business of our suppliers including their liquidity level, ability to continue to invest in their business and stock components in sufficient quantity. We have seen an increased incidence of component discontinuation as suppliers alter their businesses to adjust to market conditions. As a result of our reliance on third parties, we may be unable to secure the components or subsystems that we require in sufficient quantity and quality on reasonable terms. The loss of a source of supply, or lack of sufficient availability of key components, could require us to redesign products that use those components, which would increase our costs and negatively affect our product gross margin and results of operations. Difficulties with suppliers could also result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships.
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
Governmental regulations including in particular those relating to the import or export of our products, and regulations related to the environment and potential climate change, could adversely affect our business and operating results.
     The United States and various foreign governments have imposed controls, export license requirements and other restrictions on the import or export of some of the technologies that we sell. Governmental regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international and domestic sales and adversely affect our revenues and costs of sales. Failure to comply with such regulations could result in enforcement actions, fines or penalties and restrictions on export privileges.
     In addition, our operations are regulated under various federal, state, local and international laws relating to the environment and potential climate change. We could incur fines, costs related to damage to property or personal injury, and costs related to investigation or remediation activities, if we were to violate or become liable under these laws or regulations. Our product design efforts, and the manufacturing of our products, are also subject to evolving requirements relating to the presence of certain materials or substances in our equipment, including regulations that make producers for such products financially responsible for the collection, treatment and recycling of certain products. For example, our operations and financial results may be negatively affected by environmental regulations, such as the Waste Electrical and Electronic Equipment (WEEE) and Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) that have been adopted by the European Union. Compliance with these and similar environmental regulations may increase our cost of designing, manufacturing, selling and removing our products. These regulations may also make it difficult to obtain supply of compliant components or require us to write off non-compliant inventory, which could have an adverse effect our business and operating results.
We may be required to write down long-lived assets and a significant impairment charge would adversely affect our operating results.
     At January 31, 2010, we had $152.4 million in long-lived assets, which includes $53.4 million of intangible assets on our balance sheet. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. Our assumptions are used to forecast future, undiscounted cash flows. Given the current economic environment, uncertainties regarding the duration and severity of these conditions, forecasting future business is difficult and subject to modification. If actual market conditions differ or our forecasts change, we may be required to reassess long-lived assets and could record an impairment charge. Any impairment charge relating to long-lived assets would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results could be materially adversely affected in such period.
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

     At January 31, 2010, indebtedness on our outstanding convertible notes totaled $798.0 million in aggregate principal. Our indebtedness and repayment obligations could have important negative consequences, including:
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
     We may also add additional indebtedness such as equipment loans, working capital lines of credit and other long-term debt. We will also likely be incurring additional indebtedness as part of the acquisition of the Nortel assets, whether by issuance to the sellers of the $239 million aggregate principal amount of senior convertible notes provided for in the asset purchase agreements or by issuance of alternative indebtedness should we make the election to increase the cash potion of the purchase price.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Reserved
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

Exhibit	Description
2.1
Amendment No. 2 dated December 23, 2009 to that certain Amended & Restated Asset Sale Agreement by and among Nortel Networks Corporation, Nortel Networks Limited, Nortel Networks, Inc. and certain other entities identified therein as sellers and Ciena Corporation, dated as of November 24, 2009 (“Nortel ASA”)+

2.2
Deed of Amendment (Amendment No. 4) dated January 13, 2010 to that certain Asset Sale Agreement (relating to the sale and purchase of certain Nortel assets in Europe, the Middle East and Africa) by and among the Nortel affiliates, Joint Administrators and Joint Israeli Administrators named therein and Ciena Corporation, dated as of October 7, 2009 (“Nortel EMEA ASA”)+

Exhibit	Description
10.1	Letter Agreement dated February 2, 2010 between Ciena Corporation and Arthur D. Smith, Ph.D., Senior Vice President and Chief Integration Officer*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents management contract or compensatory plan or arrangement

+	Pursuant to Item 601(b)(2) of Regulation S-K (i) certain schedules and exhibits referenced in this agreement or amendment have been omitted. Ciena hereby agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request. In addition, representations and warranties included in these asset sale agreements, as amended, were made by the parties to one another in connection with a negotiated transaction. These representations and warranties were made as of specific dates, only for purposes of these agreements and for the benefit of the parties thereto. These representations and warranties were subject to important exceptions and limitations agreed upon by the parties, including being qualified by confidential disclosures, made for the purposes of allocating contractual risk between the parties rather than establishing these matters as facts. These agreements are filed with Ciena’s periodic reports only to provide investors with information regarding its terms and conditions, and not to provide any other factual information regarding Ciena or any other party thereto. Accordingly, investors should not rely on the representations and warranties contained in these agreements or any description thereof as characterizations of the actual state of facts or condition of any party, its subsidiaries or affiliates. The information in these agreements should be considered together with Ciena’s public reports filed with the SEC.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ciena Corporation
Date: March 5, 2010	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date: March 5, 2010	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)