Form 10-Q
period 2010-04-30
CIENA CORP
filed 2010-06-10
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 4, 2010
common stock, $.01 par value	93,093,998

CIENA CORPORATION
INDEX
FORM 10-Q

		PAGE
		NUMBER

	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Statements of Operations for the Quarters and Six Months Ended April 30, 2009 and April 30, 2010	3

	Condensed Consolidated Balance Sheets at October 31, 2009 and April 30, 2010	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2009 and April 30, 2010	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54

Item 4.	Controls and Procedures	54

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	55

Item 1A.	Risk Factors	56

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67

Item 3.	Defaults Upon Senior Securities	67

Item 4.	Removed and Reserved	68

Item 5.	Other Information	68

Item 6.	Exhibits	68

	Signatures	69
EX-2.1
EX-2.2
EX-2.3
EX-2.4
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended April 30,		Six Months Ended April 30,
	2009	2010	2009	2010
Revenue:
Products	$118,849	$206,420	$258,566	$355,474
Services	25,352	47,051	53,035	73,873

Total revenue	144,201	253,471	311,601	429,347

Cost of goods sold:
Products	65,419	118,221	141,786	194,890
Services	18,062	30,308	37,252	49,355

Total cost of goods sold	83,481	148,529	179,038	244,245

Gross profit	60,720	104,942	132,563	185,102

Operating expenses:
Research and development	49,482	71,142	96,182	121,175
Selling and marketing	33,295	45,328	67,114	79,565
General and administrative	12,615	21,503	24,200	34,266
Acquisition and integration costs	—	39,221	—	66,252
Amortization of intangible assets	6,224	17,121	12,628	23,102
Restructuring costs	6,399	1,849	6,475	1,828
Goodwill impairment	455,673	—	455,673	—

Total operating expenses	563,688	196,164	662,272	326,188

Loss from operations	(502,968)	(91,222)	(529,709)	(141,086)
Interest and other income (loss), net	3,508	3,748	8,168	2,975
Interest expense	(1,852)	(4,113)	(3,696)	(5,941)
Loss on cost method investments	(2,570)	—	(3,135)	—

Loss before income taxes	(503,882)	(91,587)	(528,372)	(144,052)
Benefit for income taxes	(672)	(1,578)	(331)	(710)

Net loss	$(503,210)	$(90,009)	$(528,041)	$(143,342)

Basic net loss per common share	$(5.53)	$(0.97)	$(5.82)	$(1.55)

Diluted net loss per potential common share	$(5.53)	$(0.97)	$(5.82)	$(1.55)

Weighted average basic common shares outstanding	90,932	92,614	90,777	92,590

Weighted average dilutive potential common shares outstanding	90,932	92,614	90,777	92,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31,	April 30,
	2009	2010
ASSETS

Current assets:
Cash and cash equivalents	$485,705	$584,229
Short-term investments	563,183	29,537
Accounts receivable, net	118,251	178,959
Inventories	88,086	233,405
Prepaid expenses and other	50,537	95,246

Total current assets	1,305,762	1,121,376
Long-term investments	8,031	—
Equipment, furniture and fixtures, net	61,868	110,885
Goodwill	—	39,991
Other intangible assets, net	60,820	517,185
Other long-term assets	67,902	117,524

Total assets	$1,504,383	$1,906,961

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$53,104	$105,138
Accrued liabilities	103,349	185,808
Restructuring liabilities	1,811	3,270
Income tax payable	—	1,306
Deferred revenue	40,565	56,713

Total current liabilities	198,829	352,235
Long-term deferred revenue	35,368	34,978
Long-term restructuring liabilities	7,794	6,537
Other long-term obligations	8,554	9,413
Convertible notes payable	798,000	1,174,665

Total liabilities	1,048,545	1,577,828

Commitments and contingencies
Stockholders’ equity:
Preferred stock — par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock — par value $0.01; 290,000,000 shares authorized; 92,038,360 and 93,079,180 shares issued and outstanding	920	931
Additional paid-in capital	5,665,028	5,682,647
Accumulated other comprehensive income	1,223	230
Accumulated deficit	(5,211,333)	(5,354,675)

Total stockholders’ equity	455,838	329,133

Total liabilities and stockholders’ equity	$1,504,383	$1,906,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended April 30,
	2009	2010
Cash flows from operating activities:
Net loss	$(528,041)	$(143,342)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of (discount) premium on marketable securities	(904)	575
Loss on cost method investments	3,135	—
Gain on embedded redemption feature	—	(6,640)
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	10,830	13,543
Impairment of goodwill	455,673	—
Share-based compensation costs	17,591	16,799
Amortization of intangible assets	15,930	33,618
Provision for inventory excess and obsolescence	8,809	7,100
Provision for warranty	9,235	8,847
Other	1,171	1,037
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	21,728	(53,255)
Inventories	(6,626)	(38,250)
Prepaid expenses and other	6,253	4,944
Accounts payable, accruals and other obligations	(16,371)	83,525
Income taxes payable	—	1,306
Deferred revenue	3,572	(3,043)

Net cash provided by (used in) operating activities	1,985	(73,236)

Cash flows from investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(12,632)	(18,275)
Restricted cash	(109)	(9,046)
Purchase of available for sale securities	(719,165)	(63,591)
Proceeds from maturities of available for sale securities	239,072	424,841
Proceeds from sales of available for sale securities	523,137	179,380
Acquisition of business	—	(711,932)

Net cash provided by (used in) investing activities	30,303	(198,623)

Cash flows from financing activities:
Proceeds from issuance of 4.0% convertible notes payable, net	—	369,660
Proceeds from issuance of common stock and warrants	539	831

Net cash provided by financing activities	539	370,491

Effect of exchange rate changes on cash and cash equivalents	(15)	(108)
Net increase in cash and cash equivalents	32,827	98,632
Cash and cash equivalents at beginning of period	550,669	485,705

Cash and cash equivalents at end of period	$583,481	$584,229

Supplemental disclosure of cash flow information
Cash paid (refunded) during the period for:
Interest	$2,560	$2,560
Income taxes, net	$(281)	$1,294
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$605	$649
Debt issuance costs in accrued liabilities	$—	$5,021
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
     On March 19, 2010, Ciena completed its acquisition of substantially all of the optical networking and Carrier Ethernet assets of Nortel’s Metro Ethernet Networks (“MEN Business”). Ciena’s results of operations for the second quarter and six-month period ended April 30, 2010 reflect the operations of the MEN Business beginning on the March 19, 2010 acquisition date. See Note 3 below.
     Ciena has a 52 or 53 week fiscal year, which ends on the Saturday nearest to the last day of October of each year. For purposes of financial statement presentation, each fiscal year is described as having ended on October 31, and each fiscal quarter is described as having ended on January 31, April 30 and July 31 of each fiscal year.
     During the first quarter of fiscal 2010, Ciena recorded an adjustment to reduce its warranty liability and cost of goods sold by $3.3 million, to correct an overstatement of warranty expenses related to prior periods. The adjustment related to an error in the methodology of computing the annual failure rate used to calculate the warranty accrual. There was no tax impact as a result of this adjustment. Ciena believes this adjustment is not material to its financial statements for prior annual or interim periods, the first six months of fiscal 2010 or the expected annual results for fiscal 2010.
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
Inventories
     Inventories are stated at the lower of cost or market, with cost computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Ciena records a provision for excess and obsolete inventory when an impairment has been identified.
Equipment, Furniture and Fixtures
     Equipment, furniture and fixtures are recorded at cost. Depreciation and amortization are computed using the straight-line method over useful lives of two years to five years for equipment, furniture and fixtures and the shorter of useful life or lease term for leasehold improvements. Upon a triggering event or changes in circumstances, a review of the carrying amount of our equipment, furniture and fixtures is performed and an impairment loss is recognized only if the carrying amount of the asset or asset group is determined to be not recoverable and exceeds its fair value. An impairment loss is measured as the amount by which the carrying amount of the asset or asset group exceeds its fair value.
     Qualifying internal use software and website development costs incurred during the application development stage that consist primarily of outside services and purchased software license costs, are capitalized and amortized straight-line over the estimated useful life.
Segment Reporting
     Effective upon the March 19, 2010 completion of the acquisition of the MEN Business, Ciena reorganized its internal organizational structure and the management of its business. Ciena’s chief operating decision maker, its chief executive officer, evaluates performance and allocates resources based on multiple factors, including segment profit (loss) information for the following product categories: (i) Packet-Optical Transport; (ii) Packet-Optical Switching; (iii) Carrier Ethernet Service Delivery; and (iv) Software and Services. Operating segments are defined as components of an enterprise: that engage in business activities which may earn revenue and incur expense; for which discrete financial information is available; and for which such information is evaluated regularly by the chief operating decision maker for purposes of allocating resources and assessing performance. Ciena considers the four product categories above to be its operating segments for reporting purposes. See Notes 3 and 19.
Goodwill and Other Intangible Assets
     Ciena has recorded goodwill as a result of several acquisitions. All of the goodwill on Ciena’s Condensed Consolidated Balance Sheet as of April 30, 2010 is a result of the acquisition of the MEN Business. Goodwill is assigned to the reporting units that are expected to benefit from the synergies of the combination. Ciena has determined that its operating segments and reporting units for goodwill assignment are the same. This determination is based on the fact that components below Ciena’s operating segment level, such as individual product or service offerings, do not constitute a reporting unit because they do not constitute a business for which discrete financial information is available.
     Ciena tests the reporting unit’s goodwill for impairment on an annual basis, which Ciena has determined to be the last business day of its fiscal September each year. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. Prior to the reorganization of Ciena’s operations described above, Ciena tested its goodwill for impairment as a single reporting unit.
     Ciena has recorded finite-lived and indefinite lived intangible assets as a result of several acquisitions. Finite-lived intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected economic lives of the respective assets, from nine months to seven years, which approximates the use of intangible assets. Upon a triggering event or changes in circumstances, a review of the fair value of our finite-lived intangible assets is performed. Impairments of finite-lived intangible assets are recognized only if the carrying amount of the asset or asset group is determined to not be recoverable and exceeds its fair value. Upon a triggering event or changes in circumstances, a review of the fair value of our finite-lived intangible assets is performed and an impairment loss is measured as the amount by which the carrying amount of the asset or asset group exceeds its fair value.
     Indefinite-lived intangible assets are carried at cost. Ciena’s other indefinite-lived intangible assets reflect in-process research and development assets acquired from the MEN Business. In-process research and development assets will be impaired, if abandoned, or amortized in future periods, depending upon the ability of Ciena to use the research and development in future periods. Future expenditures to complete the in-process research and development projects will be expensed as incurred.
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
     Historically, a large percentage of Ciena’s revenue has been the result of sales to a small number of communications service providers. Consolidation among Ciena’s customers has increased this concentration. Consequently, Ciena’s accounts receivable are concentrated among these customers. See Notes 8 and 19 below.
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
     Ciena applies the percentage of completion method to long-term arrangements where it is required to undertake significant production, customizations or modification, and reasonable and reliable estimates of revenue and cost are available. Utilizing the percentage of completion method, Ciena recognizes revenue based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred. In instances that do not meet the percentage of completion method criteria, recognition of revenue is deferred until there are no uncertainties regarding customer acceptance.
     Some of Ciena’s communications networking equipment is integrated with software that is essential to the functionality of the equipment. Software revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. In instances where final acceptance of the product is specified by the customer, revenue is deferred until there are no uncertainties regarding customer acceptance.
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
Share-Based Compensation Expense
     Ciena measures and recognizes compensation expense for share-based awards based on estimated fair values on the date of grant. Ciena estimates the fair value of each option-based award on the date of grant using the Black-Scholes option-pricing model. This model is affected by Ciena’s stock price as well as estimates regarding a number of variables including expected stock price volatility over the expected term of the award and projected employee stock option exercise behaviors. Ciena estimates the fair value of each share-based award based on the fair value of the underlying common stock on the date of grant. In each case, Ciena only recognizes expense to its consolidated statement of operations for those options or shares that are expected ultimately to vest. Ciena uses two attribution methods to record expense, the straight-line method for grants with service-based vesting and the graded-vesting method, which considers each performance period or tranche separately, for all other awards. See Note 17 below.
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
     Ciena adopted the accounting guidance on uncertainty related to income tax positions at the beginning of fiscal 2008. The total amount of unrecognized tax benefits increased by $0.7 million during the first six months of fiscal 2010 to $8.1 million, which includes $1.3 million of interest and some minor penalties. Ciena classified interest and penalties related to uncertain tax positions as a component of income tax expense. All of the uncertain tax positions, if recognized, would decrease the effective income tax rate.
     On March 19, 2010, as a result of the acquisition of the MEN Business, Ciena recorded a liability and an indemnification asset of $2.6 million related to the uncertain income tax positions of the MEN Business. During the period ending April 30, 2010 subsequent to the acquisition, this acquired liability and associated indemnification asset were reduced by $2.0 million due to a lapse in applicable statute of limitations.
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
Fair Value of Financial Instruments
     The carrying value of Ciena’s cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximates fair market value due to the relatively short period of time to maturity. The fair value of investments in marketable debt securities is determined using quoted market prices for those securities or similar financial instruments. For information related to the fair value of Ciena’s convertible notes, see Note 7 below.
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
Restructuring
     From time to time, Ciena takes actions to align its workforce, facilities and operating costs with perceived market opportunities and business conditions. Ciena implements these restructuring plans and incurs the associated liability concurrently. Generally accepted accounting principles require that a liability for the cost associated with an exit or disposal activity be recognized in the period in which the liability is incurred, except for one-time employee termination benefits related to a service period of more than 60 days, which are accrued over the service period. See Note 5 below.
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
Derivatives
     Ciena’s 4% convertible senior notes include a redemption feature that is accounted for as a separate embedded derivative. The embedded redemption feature is recorded at fair value on a recurring basis and these changes are included in interest and other income (expense), net on the Condensed Consolidated Statement of Operations.
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
Computation of Basic Net Income (Loss) per Common Share and Diluted Net Income (Loss) per Dilutive Potential Common Share
     Ciena calculates basic earnings per share (EPS) by dividing earnings attributable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Ciena uses a dual presentation of basic and diluted EPS on the face of its income statement. A reconciliation of the numerator and denominator used for the basic and diluted EPS computations is set forth in Note 16.
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
Newly Issued Accounting Standards
     In October 2009, the FASB amended the accounting standards for revenue recognition with multiple deliverables. The amended guidance allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor-specific objective evidence or third-party evidence is unavailable. Additionally, it eliminates the residual method of revenue recognition in accounting for multiple deliverable arrangements. The guidance is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. Ciena is currently evaluating the impact this new guidance could have on its financial condition, results of operations and cash flows.
     In October 2009, the FASB amended the accounting standards for revenue arrangements with software elements. The amended guidance modifies the scope of the software revenue recognition guidance to exclude tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality. The pronouncement is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. This guidance must be adopted in the same period an entity adopts the amended revenue arrangements with multiple deliverables guidance described above. Ciena is currently evaluating the impact this new guidance could have on its financial condition, results of operations and cash flows.
(3) BUSINESS COMBINATIONS
Acquisition of MEN Business
     On March 19, 2010, Ciena completed its acquisition of the MEN Business. Ciena believes that this transaction strengthens its position as a leader in next-generation, converged optical Ethernet networking and will accelerate the execution of its corporate and research and development strategies. Ciena believes that the additional geographic reach, expanded customer relationships, and broader portfolio of complementary network solutions derived from the acquisition will augment and accelerate the growth of its business.
     The $773.8 million aggregate purchase price for the acquisition consisted entirely of cash. The purchase price is subject to adjustment based upon the amount of net working capital transferred to Ciena at closing. The purchase price was decreased at closing by approximately $62.0 million based on the estimated working capital delivered at closing. As of the date of this report, Ciena estimates that the adjustment will further decrease the aggregate purchase price by up to an additional $18.7 million, subject to finalization between the parties. This estimated further adjustment has been reflected in the financial statements accordingly. Prior to closing, Ciena elected to replace the $239.0 million in aggregate principal of convertible notes that were to be issued to Nortel as part of the aggregate purchase price with cash equivalent to 102% of the face amount of the notes replaced, or $243.8 million. Ciena completed a private placement of 4.0% Convertible Senior Notes due March 15, 2015 in aggregate principal amount of $375.0 million to fund this election and reduce the amount of cash on hand required to fund the aggregate purchase price. See Note 15 below.
     Given the structure of the transaction as an asset carve-out from Nortel, Ciena expects that the transaction will result in a costly and complex integration with a number of operational risks. Ciena expects to incur acquisition and integration costs of approximately $180 million, with the majority of these costs to be incurred in fiscal 2010. This estimate principally reflects costs associated with equipment and information technology, transaction expense, severance expense and consulting and third party service fees associated with integration. In addition to these integration costs, Ciena has incurred inventory obsolescence charges and may incur additional expenses related to, among other things, facilities restructuring. As a result, the expense related to the acquisition that Ciena incurs and recognizes for financial statement purposes will be significantly higher than the estimated acquisition and integration costs above. As of April 30, 2010, Ciena has incurred $66.3 million in transaction, consulting and third party service fees, $1.9 million in severance expense, and an additional $2.4 million, primarily related to purchases of capitalized information technology equipment. In addition to the estimated integration costs above, Ciena also expects to incur significant transition services expense. Ciena is currently relying upon an affiliate of Nortel to perform certain critical operational and business support functions during an interim integration period. Ciena can utilize certain of these support services for a period of up to 24 months following the acquisition of the MEN Business (12 months in EMEA). The cost of these transition services is estimated to be approximately $94 million annually. The actual expense will depend upon the scope of the services that Ciena utilizes and the time within which Ciena is able to complete the planned transfer of these services to internal resources or other third party providers.
     During fiscal 2010, Ciena adopted the new FASB guidance on business combinations. The acquisition of the MEN Business has been accounted for under the acquisition method of accounting which requires the total purchase price to be allocated to the acquired assets and assumed liabilities based on their estimated fair values. The fair values assigned to the acquired assets and assumed liabilities are based on valuations using management’s best estimates and assumptions. The allocation of the purchase price as reflected in these consolidated financial statements is based on the best information available to management at the time these consolidated financial statements were issued and is preliminary pending the completion of the valuation analysis of selected assets and liabilities and the final agreement of the purchase price adjustment described above. During the measurement period (which is not to exceed one year from the acquisition date), Ciena is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The following table summarizes the allocation of the purchase price for the MEN Business based on the estimated fair value of the acquired assets and assumed liabilities (in thousands):

Amount
Unbilled receivables	$7,454
Inventories	114,169
Prepaid expenses and other	32,517
Other long-term assets	21,821
Equipment, furniture and fixtures	45,351
Developed technology	218,774
In-process research and development	11,000
Customer relationships, outstanding purchase orders and contracts	257,964
Trade name	2,000
Goodwill	39,991
Deferred revenue	(18,801)
Accrued liabilities	(36,349)
Other long-term obligations	(2,644)

Total purchase price allocation	$693,247

     Any change in the estimated fair value of the net assets during the measurement period will change the amount of the purchase price allocable to goodwill. Any subsequent change to the purchase price allocation that is material to Ciena’s consolidated financial results will be adjusted retroactively.
     Unbilled receivables represent unbilled claims for which Ciena will invoice customers upon its completion of the acquired projects.
     Under the acquisition method of accounting, Ciena revalued the acquired finished goods inventory to fair value, which was determined to be most appropriately recognized as the estimated selling price less the sum of (a) costs of disposal, and (b) a reasonable profit allowance for Ciena’s selling effort. This revaluation resulted in an increase in inventory carrying value of approximately $40.7 million for marketable inventory offset by a decrease of $4.8 million for unmarketable inventory.
     Prepaid expenses and other include product demonstration units used to support research and development projects and indemnification assets related to uncertain tax contingencies acquired and recorded as part of other long-term obligations. Other long-term assets represent spares used to support customer maintenance commitments.
     Developed technology represents purchased technology which has reached technological feasibility and for which development had been completed as of the date of the acquisition. Developed technology will be amortized on a straight line basis over its estimated useful lives of two to seven years.
     In-process research and development represents development projects that had not reached technological feasibility at the time of the acquisition. In-process research and development assets will be impaired, if abandoned, or amortized in future periods, depending upon the ability of Ciena to use the research and development in future periods. Future expenditures to complete the in-process research and development projects will be expensed as incurred.

     Customer relationships, outstanding purchase orders and contracts represent agreements with existing customers of the MEN Business. These intangible assets are expected to have estimated useful lives of nine months to seven years, with the exception of $12.0 million related to a contract asset for acquired in-process projects which will be billed in full by Ciena and recognized as a reduction in revenue within the next year. Trade name represents acquired product trade names which are expected to have a useful life of nine months.
     Goodwill represents the purchase price in excess of the amounts assigned to acquired tangible or intangible assets and assumed liabilities. Amounts allocated to goodwill are tax deductible in all relevant jurisdictions. The goodwill is attributable to the assigned workforce of the MEN Business and the synergies expected to arise as a result of the acquisition.
     Deferred revenue represents obligations assumed by Ciena to provide maintenance support services for which payment for such services was already made to Nortel.
     Accrued liabilities represent assumed warranty obligations, other customer contract obligations, and certain employee benefit plans. Other long-term obligations represent uncertain tax contingencies.
     The following unaudited pro forma financial information summarizes the results of operations for the periods indicated as if Ciena’s acquisition of the MEN Business had been completed as of the beginning of each of the periods presented. Revenue specific to the MEN Business since the March 19, 2010 acquisition date was $53.5 million. As Ciena has begun to integrate the combined operations, eliminating overlapping processes and expenses and integrating its products and sales efforts with those of the acquired MEN Business, it is impractical to determine the earnings specific to the MEN Business since the acquisition date.
     These pro forma amounts (in thousands) do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future.

	Quarter Ended April 30,		Six Months Ended April 30,
	2009	2010	2009	2010
Pro forma revenue	$415,201	$351,248	$855,637	$783,160

Pro forma net loss	$(593,601)	$160,420	$(735,467)	$384,790

(4) GOODWILL AND LONG-LIVED ASSETS
Goodwill
     As a result of its acquisition of the MEN Business, Ciena recorded goodwill of $40.0 million. This goodwill was assigned to the Packet-Optical Transport reporting unit as that unit is expected to benefit from the synergies of the combination.
     The table below sets forth changes in the carrying amount of goodwill in each of our reporting units for the period indicated (in thousands):

			Carrier
	Packet-	Packet-	Ethernet	Software
	Optical	Optical	Service	and
	Transport	Switching	Delievery	Services	Total

Balance as of October 31, 2009	$—	$—	$—	$—	$—
Acquired	39,991	—	—	—	39,991

Balance as of April 30, 2010	$39,991	$—	$—	$—	$39,991

     The table below sets forth changes in the carrying amount of goodwill for the period indicated (in thousands):

Total
Balance as of October 31, 2008	$455,673
Impairment loss	(455,673)

Balance as of April 30, 2009	$—

Goodwill Impairment

     Prior to the acquisition of the MEN Business, Ciena assessed its goodwill based upon a single reporting unit and tested its single reporting unit’s goodwill for impairment on an annual basis, which Ciena has determined to be the last business day of fiscal September each year. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. Based on a combination of factors, including current macroeconomic conditions and a sustained decline in Ciena’s common stock price and market capitalization below net book value, Ciena conducted an interim impairment assessment of goodwill during the second quarter of fiscal 2009. Ciena performed the step one fair value comparison, and its market capitalization was $721.8 million and its carrying value, including goodwill, was $949.0 million. Ciena applied a 25% control premium to its market capitalization to determine a fair value of $902.2 million. Because step one indicated that Ciena’s fair value was less than its carrying value, Ciena performed the step two analysis. Under the step two analysis, the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. The implied fair value of the reporting unit’s goodwill was determined to be $0, and, as a result, Ciena recorded a goodwill impairment of $455.7 million, representing the full carrying value of the goodwill.
Long-Lived Assets
     Ciena’s long-lived assets, excluding goodwill, include: equipment, furniture and fixtures; finite-lived intangible assets; and maintenance spares. Ciena tests long-lived assets for impairment whenever triggering events or changes in circumstances indicate that the assets’ carrying amount is not recoverable from its undiscounted cash flows. Ciena’s long-lived assets are assigned to reporting units which represent the lowest level for which cash flows can be identified.
     Due to the reorganization described in Note 2 above, Ciena performed an impairment analysis of its long-lived assets during the second quarter of fiscal 2010. As of April 30, 2010, based on Ciena’s estimate of future, undiscounted cash flows by asset group, no impairment was required. If actual market conditions differ or forecasts change, Ciena may be required to record a non-cash impairment charge related to long-lived assets in future periods. Such charges would have the effect of decreasing Ciena’s earnings or increasing its losses in such period.
(5) RESTRUCTURING COSTS
     In April 2010, Ciena committed to certain restructuring actions and subsequently effected a headcount reduction of approximately 70 employees, principally affecting our Global Product Group and Global Field Organization outside of the Europe, Middle East and Africa (EMEA) region. This action resulted in a restructuring charge of $1.9 million in the second quarter of fiscal 2010.
     The following table sets forth the activity and balance of the restructuring liability accounts for the six months ended April 30, 2010 (in thousands):

	Workforce	Consolidation of
	reduction	excess facilities	Total
Balance at October 31, 2009	$170	$9,435	$9,605
Additional liability recorded	1,828	—	1,828
Cash payments	(101)	(1,525)	(1,626)

Balance at April 30, 2010	$1,897	$7,910	$9,807

Current restructuring liabilities	$1,897	$1,373	$3,270

Non-current restructuring liabilities	$—	$6,537	$6,537

     In May 2010, following the end of its fiscal second quarter, Ciena informed employees of its proposal to reorganize and restructure portions of Ciena’s business and operations in the EMEA region. Ciena anticipates reductions to its workforce in EMEA of approximately 120 to 140 positions in the near term with reductions expected to principally affect employees in Ciena’s Global Field Organization and Global Supply Chain organization. Execution of any specific reorganization is subject to local legal requirements, including notification and consultation processes with employees and employee representatives. Ciena estimates completing the reorganization by August 31, 2010. These actions are intended to reduce operating expense and better align Ciena’s workforce and operating costs with market and business opportunities following the completion of Ciena’s acquisition of the MEN Business. At this time, Ciena is unable to reasonably estimate the future impact of this activity on the Condensed Consolidated Statement of Operations.

     The following table sets forth the activity and balance of the restructuring liability accounts for the six months ended April 30, 2009 (in thousands):

	Workforce	Consolidation of
	reduction	excess facilities	Total
Balance at October 31, 2008	$982	$3,243	$4,225
Additional liability recorded	3,575	2,900	6,475
Cash payments	(2,460)	(377)	(2,837)

Balance at April 30, 2009	$2,097	$5,766	$7,863

Current restructuring liabilities	$2,097	$1,054	$3,151

Non-current restructuring liabilities	$—	$4,712	$4,712

(6) MARKETABLE SECURITIES
     As of the dates indicated, short-term and long-term investments are comprised of the following (in thousands):

	April 30, 2010
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
U.S. government obligations	$29,299	$—	$—	$29,299
Publicly traded equity securities	238	—	—	238

	$29,537	$—	$—	$29,537

Included in short-term investments	29,537	—	—	29,537
Included in long-term investments	—	—	—	—

	$29,537	$—	$—	$29,537

	October 31, 2009
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
U.S. government obligations	$570,505	$460	$2	$570,963
Publicly traded equity securities	251	—	—	251

	$570,756	$460	$2	$571,214

Included in short-term investments	562,781	404	$2	563,183
Included in long-term investments	7,975	56	—	8,031

	$570,756	$460	$2	$571,214

     Gross unrealized losses related to marketable debt investments, included in short-term and long-term investments, were primarily due to changes in interest rates. Ciena’s management determined that the gross unrealized losses at October 31, 2009 were temporary in nature because Ciena had the ability and intent to hold these investments until a recovery of fair value, which may be maturity. As of the dates indicated, gross unrealized losses were as follows (in thousands):

\

April 30, 2010
	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. government obligations	$—	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—	$—

October 31, 2009
	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. government obligations	$2	$37,744	$—	$—	$2	$37,744

	$2	$37,744	$—	$—	$2	$37,744

     The following table summarizes final legal maturities of debt investments at April 30, 2010 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$29,299	$29,299
Due in 1-2 years	—	—

	$29,299	$29,299

(7) FAIR VALUE MEASUREMENTS
     As of the dates indicated, the following table summarizes the fair value of assets that are recorded at fair value on a recurring basis (in thousands):

	April 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
U.S. government obligations	$—	$29,299	$—	$29,299
Embedded redemption feature	—	—	8,350	8,350
Publicly traded equity securities	238	—	—	238

Total assets measured at fair value	$238	$29,299	$8,350	$37,887

     As of the date indicated, the assets and liabilities above were presented on Ciena’s Condensed Consolidated Balance Sheet as follows (in thousands):

	April 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$238	$29,299	$—	$29,537
Other long-term assets	—	—	8,350	8,350

Total assets measured at fair value	$238	$29,299	$8,350	$37,887

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
     Ciena’s Level 3 asset reflects the embedded redemption feature contained within Ciena’s 4.0% convertible senior notes. See Note 15 below. The embedded redemption feature is bifurcated from Ciena’s 4.0% convertible senior notes using the “with-and-without” approach. As such, the total value of the embedded redemption feature is calculated as the difference between the value of the 4.0% convertible senior notes (the “Hybrid Instrument”) and the value of an identical instrument but without the embedded redemption feature (the “Host Instrument”). Both the Host Instrument and the Hybrid Instrument are valued using a modified binomial model. The modified binomial model utilizes a risk free interest rate, an implied volatility of Ciena’s stock, the recovery rates of bonds, and the implied default intensity of the 4.0% convertible senior notes.

     As of the dates indicated, the following table sets forth, in thousands, the reconciliation of changes in Level 3 fair value measurements:

Level 3
Balance at October 31, 2009	$—
Issuances	1,710
Changes in unrealized gain (loss)	6,640
Transfers into Level 3	—
Transfers out of Level 3	—

Balance at April 30, 2010	$8,350

Fair value of outstanding convertible notes
     At April 30, 2010, the fair value of the outstanding $500.0 million of 0.875% convertible senior notes, $375.0 million of 4.0% convertible senior notes and $298.0 million of 0.25% convertible senior notes was $385.6 million, $443.6 million and $260.2 million, respectively. Fair value for the 0.875% and the 0.25% convertible senior notes is based on the quoted market price for the notes on the date above. Due to the lack of trading activity, fair value of the 4.0% convertible senior notes is based on a modified binomial model. The modified binomial model utilizes a risk free interest rate, an implied volatility of Ciena’s stock, the recovery rates of bonds, and the implied default intensity of the 4.0% convertible senior notes.
(8) ACCOUNTS RECEIVABLE
     As of October 31, 2009 one customer accounted for 10.7% of net accounts receivable, and as of April 30, 2010 no customers accounted for greater than 10.0% of net accounts receivable.
     Ciena’s allowance for doubtful accounts receivable is based on management’s assessment, on a specific identification basis, of the collectibility of customer accounts. As of October 31, 2009 and April 30, 2010, allowance for doubtful accounts was $0.1 million.
(9) INVENTORIES
     As of the dates indicated, inventories are comprised of the following (in thousands):

	October 31,	April 30,
	2009	2010
Raw materials	$19,694	$21,309
Work-in-process	1,480	3,958
Finished goods	90,914	236,135

	112,088	261,402
Provision for excess and obsolescence	(24,002)	(27,997)

	$88,086	$233,405

     Ciena writes down its inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value, based on assumptions about future demand and market conditions. During the first six months of fiscal 2010, Ciena recorded a provision for excess and obsolescence related to its pre-acquisition inventory of $7.1 million, primarily due to product rationalization decisions in connection with the acquisition of the MEN Business. Deductions from the provision for excess and obsolete inventory relate to disposal activities. The following table summarizes the activity in Ciena’s reserve for excess and obsolete inventory for the period indicated (in thousands):

Inventory
Reserve
Reserve balance as of October 31, 2009	$24,002
Provision for excess for obsolescence	7,100
Actual inventory disposed	(3,105)

Reserve balance as of April 30, 2010	$27,997

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

Inventory
Reserve
Reserve balance as of October 31, 2008	$23,257
Provision for excess and obsolescence	8,809
Actual inventory disposed	(9,928)

Reserve balance as of April 30, 2009	$22,138

(10) PREPAID EXPENSES AND OTHER
     As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	October 31,	April 30,
	2009	2010
Interest receivable	$993	$3
Prepaid VAT and other taxes	14,527	23,221
Deferred deployment expense	4,242	5,749
Product demonstration units, net	—	27,954
Prepaid expenses	8,869	9,765
Capitalized acquisition costs	12,473	—
Restricted cash	7,477	6,908
MEN Business purchase price adjustment receivable	—	18,685
Other non-trade receivables	1,956	2,961

	$50,537	$95,246

     Prepaid expenses and other as of April 30, 2010 include $28.0 million and $18.7 million related to product demonstration units, net acquired as part of the MEN Business and the MEN Business purchase price adjustment receivable, respectively. Capitalized acquisition costs at October 31, 2009 include direct costs related to Ciena’s then pending acquisition of the MEN Business. In the first quarter of fiscal 2010, Ciena adopted newly issued accounting guidance related to business combinations, which required the full amount of these capitalized acquisition costs to be expensed in the Condensed Consolidated Statement of Operations.
(11) EQUIPMENT, FURNITURE AND FIXTURES
     As of the dates indicated, equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,	April 30,
	2009	2010
Equipment, furniture and fixtures	$293,093	$347,499
Leasehold improvements	45,761	48,853

	338,854	396,352
Accumulated depreciation and amortization	(276,986)	(285,467)

	$61,868	$110,885

     Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements was $10.8 million and $13.5 million for the first six months of fiscal 2009 and 2010, respectively.
(12) OTHER INTANGIBLE ASSETS
     As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	October 31,			April 30,
	2009			2010
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangible	Amortization	Intangible	Intangible	Amortization	Intangible
Finite-lived intangibles:
Developed technology	$185,833	$(147,504)	$38,329	$406,833	$(160,228)	$246,605
Patents and licenses	47,370	(42,811)	4,559	45,388	(44,568)	820
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	60,981	(43,049)	17,932	320,945	(62,185)	258,760

Total finite-lived intangibles	294,184	(233,364)	60,820	773,166	(266,981)	506,185

Indefinite-lived intangibles:
In-process research and development	—	—	—	11,000	—	11,000

Total indefinite-lived intangibles	—	—	—	11,000	—	11,000

Total other intangible assets	$294,184	$(233,364)	$60,820	$784,166	$(266,981)	$517,185

     The aggregate amortization expense of finite-lived other intangible assets was $15.9 million and $27.8 million for the first six months of fiscal 2009 and 2010, respectively. In addition, during the second quarter of fiscal 2010, revenue was reduced by $5.8 million related to the amortization of contract assets from the acquisition of the MEN Business. In-process research and development assets are impaired, if abandoned, or amortized in future periods, depending upon the ability of Ciena to use the research and development in future periods. See Note 3 above for information pertaining to newly acquired intangible assets related to the MEN Business. Expected future amortization of finite-lived other intangible assets for the fiscal years indicated is as follows (in thousands):

Period ended October 31,
2010 (remaining six months)	$94,235
2011	91,373
2012	71,993
2013	69,573
2014	55,415
Thereafter	123,596

$506,185

(13) OTHER BALANCE SHEET DETAILS
     As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	October 31,	April 30,
	2009	2010
Maintenance spares inventory, net	$31,994	$54,348
Restricted cash	18,792	28,407
Deferred debt issuance costs, net	12,832	22,046
Embedded redemption feature	—	8,350
Investments in privately held companies	907	907
Other	3,377	3,466

	$67,902	$117,524

     Deferred debt issuance costs are amortized using the straight line method which approximates the effect of the effective interest rate method on the maturity of the related debt. Amortization of debt issuance costs, which is included in interest expense, was $1.1 million and $1.5 million during the first six months of fiscal 2009 and fiscal 2010, respectively.
     As of the dates indicated, accrued liabilities are comprised of the following (in thousands):

	October 31,	April 30,
	2009	2010
Warranty	$40,196	$64,681
Compensation, payroll related tax and benefits	20,025	38,824
Vacation	11,508	15,386
Interest payable	2,045	3,965
Other	29,575	62,952

	$103,349	$185,808

     The following table summarizes the activity in Ciena’s accrued warranty for the fiscal periods indicated (in thousands):

Six months ended	Beginning				Balance at end of
April 30,	Balance	Acquired	Provisions	Settlements	period
2009	$37,258	—	9,235	(7,610)	$38,883
2010	$40,196	26,000	8,847	(10,362)	$64,681
     As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	October 31,	April 30,
	2009	2010
Products	$11,998	$13,265
Services	63,935	78,426

	75,933	91,691
Less current portion	(40,565)	(56,713)

Long-term deferred revenue	$35,368	$34,978

(14) FOREIGN CURRENCY FORWARD CONTRACTS
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
     The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon occurrence of the forecasted transaction, is subsequently reclassified into the operating expense line item to which the hedged transaction relates. Ciena records the ineffective portion of the hedging instruments in interest and other income, net. As of October 31, 2009 and April 30, 2010, there were no foreign currency forward contracts outstanding and Ciena did not enter into any foreign currency forward contracts during the first six months of fiscal 2010.
     Ciena’s foreign currency forward contracts are classified as follows (in thousands):

	Reclassified to Condensed Consolidated Statement of Operations
	(Effective Portion)
Line Item in Condensed Consolidated Statement of	Quarter Ended April 30,		Six Months Ended April 30,
Operations	2009	2010	2009	2010
Research and development	$264	$—	$304	$—
Selling and marketing	573	—	738	—

	$837	$—	$1,042	$—

	Recognized in Other		Recognized in Other
	Comprehensive Income (Loss)		Comprehensive Income (Loss)
	Quarter Ended April 30,		Six Months Ended April 30,
Line Item in Condensed Consolidated Balance Sheet	2009	2010	2009	2010
Accumulated other comprehensive income (loss)	$811	$—	$(1,484)	$—

	$811	$—	$(1,484)	$—

	Ineffective Portion		Ineffective Portion
Line Item in Condensed Consolidated Statement	Quarter Ended April 30,		Six Months Ended April 30,
of Operations	2009	2010	2009	2010
Interest and other income, net	$—	$—	$—	$—

	$—	$—	$—	$—

(15) CONVERTIBLE NOTES PAYABLE
     Ciena 4.0% Convertible Senior Notes, due March 15, 2015
     On March 15, 2010, Ciena completed a private placement of 4.0% convertible senior notes due March 15, 2015, in aggregate principal amount of $375.0 million (the “Notes”). Interest is payable on the Notes on March 15 and September 15 of each year, beginning on September 15, 2010. The Notes are senior unsecured obligations of Ciena and rank equally with all of Ciena’s other existing and future senior unsecured debt.
     At the election of the holder, the Notes may be converted prior to maturity into shares of Ciena common stock at the initial conversion rate of 49.0557 shares per $1,000 in principal amount, which is equivalent to an initial conversion price of approximately $20.38 per share. The Notes may be redeemed by Ciena on or after March 15, 2013 if the closing sale price of Ciena’s common stock for at least 20 trading days in any 30 consecutive trading day period ending on the date one day prior to the date of the notice of redemption exceeds 150% of the conversion price. Ciena may redeem the Notes in whole or in part, at a redemption price in cash equal to the principal amount to be redeemed, plus accrued and unpaid interest, including any additional interest to, but excluding, the redemption date, plus a “make-whole premium” payment. The “make whole premium” payment will be made in cash and equal the present value of the remaining interest payments, to maturity, computed using a discount rate equal to 2.75%. This redemption feature is accounted for as a separate embedded derivative and, for accounting purposes, is bifurcated from the indenture because it is not clearly and closely related to the Notes. As of April 30, 2010, the embedded redemption feature in the amount of $8.4 million is included in other long-term assets on the Condensed Consolidated Balance Sheet. During the first six months of fiscal 2010, the changes in fair value of the embedded redemption feature in the amount of $6.6 million were reflected as interest and other income (expense), net on the Condensed Consolidated Statement of Operations.
     The shares of common stock issuable upon conversion of the Notes have not been registered for resale on a shelf registration statement. In some instances, Ciena’s failure to timely file periodic reports with the SEC or remove restrictive legends on the Notes may require it to pay additional interest on the Notes; which will accrue at the rate of 0.50% per annum of the principal amount of Notes outstanding for each day such failure to file or to remove the restrictive legend has occurred and is continuing.
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
     The indenture governing the Notes provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others, the following: nonpayment of principal or interest; breach of covenants or other agreements in the Indenture; defaults in failure to pay certain other indebtedness; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the Notes may declare the principal of, accrued interest on, and premium, if any, on all the Notes immediately due and payable.
     Ciena estimates that the net proceeds from the offering of the Notes are approximately $364.3 million after deducting the placement agents’ fees and other estimated fees and expenses. Ciena used $243.8 million of this amount to fund its payment election to replace its contractual obligation to issue convertible notes to Nortel as part of the aggregate purchase price for the acquisition of the MEN Business. The remaining proceeds were used to reduce the cash on hand required to fund the aggregate purchase price of the MEN Business. See Note 3 above.
(16) EARNINGS (LOSS) PER SHARE CALCULATION
     The following table (in thousands except per share amounts) is a reconciliation of the numerator and denominator of the basic net income (loss) per common share (“Basic EPS”) and the diluted net income (loss) per potential common share (“Diluted EPS”). Basic EPS is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of (i) common shares outstanding, (ii) shares issuable upon vesting of restricted stock units, (iii) shares issuable upon exercise of outstanding stock options, employee stock purchase plan options and warrants using the treasury stock method; and (iv) shares underlying Ciena’s outstanding convertible notes.

	Quarter Ended April 30,		Six Months Ended April 30,
Numerator	2009	2010	2009	2010
Net loss	$(503,210)	$90,009	$(528,041)	$143,342
Add: Interest expense for 0.250% convertible senior notes	—	—	—	—
Add: Interest expense for 4.000% convertible senior notes	—	—	—	—
Add: Interest expense for 0.875% convertible senior notes	—	—	—	—

Net loss used to calculate diluted EPS	$(503,210)	$90,009	$(528,041)	$143,342

	Quarter Ended April 30,		Six Months Ended April 30,
Denominator	2009	2010	2009	2010
Basic weighted average shares outstanding	90,932	92,614	90,777	92,590
Add: Shares underlying outstanding stock options, employees stock purchase plan options, warrants and restricted stock units	—	—	—	—
Add: Shares underlying 0.250% convertible senior notes	—	—	—	—
Add: Shares underlying 4.000% convertible senior notes	—	—	—	—
Add: Shares underlying 0.875% convertible senior notes	—	—	—	—

Dilutive weighted average shares outstanding	90,932	92,614	90,777	92,590

	Quarter Ended April 30,		Six Months Ended April 30,
EPS	2009	2010	2009	2010
Basic EPS	$(5.53)	$(0.97)	$(5.82)	$(1.55)

Diluted EPS	$(5.53)	$(0.97)	$(5.82)	$(1.55)

Explanation of Shares Excluded due to Anti-Dilutive Effect
     For the quarter and six months ended April 30, 2009, the weighted average number of shares set forth in the table below, underlying outstanding stock options, employee stock purchase plan options, restricted stock units, and warrants, is considered anti-dilutive because Ciena incurred a net loss. In addition, the shares, representing the weighted average number of shares issuable upon conversion of Ciena’s 0.25% convertible senior notes, 4.0% convertible senior notes and 0.875% convertible senior notes, are considered anti-dilutive because the related interest expense on a per common share “if converted” basis exceeds Basic EPS for the period.
     For the quarter and six months ended April 30, 2010, the weighted average number of shares set forth in the table below, underlying outstanding stock options, employee stock purchase plan options, restricted stock units, and warrants, is considered anti-dilutive because Ciena incurred a net loss. In addition, the shares, representing the weighted average number of shares issuable upon conversion of Ciena’s outstanding convertible senior notes, are considered anti-dilutive because the related interest expense on a per common share “if converted” basis exceeds Basic EPS for the period.
     The following table summarizes the shares excluded from the calculation of the denominator for Basic and Diluted EPS due to their anti-dilutive effect for the periods indicated (in thousands):
Shares excluded from EPS Denominator due to anti-dilutive effect

	Quarter Ended April 30,		Six Months Ended April 30,
	2009	2010	2009	2010
Shares underlying stock options, restricted stock units and warrants	7,992	2,082	7,950	1,864
0.25% convertible senior notes	7,539	7,539	7,539	7,539
4.00% convertible senior notes	—	9,607	—	4,777
0.875% convertible senior notes	13,108	13,108	13,108	13,108

Total excluded due to anti-dilutive effect	28,639	32,336	28,597	27,288

(17) SHARE-BASED COMPENSATION EXPENSE
     Ciena grants equity awards under its 2008 Omnibus Incentive Plan (“2008 Plan”) and 2003 Employee Stock Purchase Plan (“ESPP”). These plans were approved by shareholders and are described in Ciena’s annual report on Form 10-K. In connection with its acquisition of the MEN Business, Ciena also adopted the 2010 Inducement Equity Award Plan, pursuant to which it has made awards to eligible persons as described below.
2008 Plan
     Ciena has previously granted stock options and restricted stock units under its 2008 Plan. Pursuant to Board and stockholder approval, effective April 14, 2010 Ciena amended its 2008 Plan to (i) increase the number of shares available for issuance by five million shares; and (ii) reduce from 1.6 to 1.31 the fungible share ratio used for counting full value awards, such as restricted stock units, against the shares remaining available under the 2008 Plan. As of April 30, 2010, there were approximately 6.1 million shares authorized and remaining available for issuance under the 2008 Plan.
2010 Inducement Equity Award Plan
     On December 8, 2009, the Compensation Committee of the Board of Directors approved the 2010 Inducement Equity Award Plan (the “2010 Plan”). The 2010 Plan is intended to enhance Ciena’s ability to attract and retain certain key employees transferred to Ciena in connection with its acquisition of the MEN Business. The 2010 Plan authorizes the issuance of restricted stock or restricted stock units representing up to 2.25 million shares of Ciena common stock. Upon the March 19, 2011 termination of the 2010 Plan, any shares then remaining available shall cease to be available for issuance under the 2010 Plan or any other existing Ciena equity incentive plan. As of April 30, 2010, there were approximately 0.6 million shares authorized and available for issuance under the 2010 Plan.
     Stock Options
     Outstanding stock option awards to employees are generally subject to service-based vesting restrictions and vest incrementally over a four-year period. The following table is a summary of Ciena’s stock option activity for the periods indicated (shares in thousands):

	Shares	Weighted
	Underlying	Average
	Options	Exercise
	Outstanding	Price
Balance as of October 31, 2009	5,538	$45.80
Granted	84	12.40
Exercised	(78)	13.53
Canceled	(319)	76.06

Balance as of April 30, 2010	5,225	$44.02

     The total intrinsic value of options exercised during the first six months of fiscal 2009 and fiscal 2010, was $0.4 million and $0.7 million, respectively. The weighted average fair values of each stock option granted by Ciena during the first six months of fiscal 2009 and fiscal 2010 were $4.26 and $6.95, respectively.
     The following table summarizes information with respect to stock options outstanding at April 30, 2010, based on Ciena’s closing stock price of $18.53 per share on the last trading day of Ciena’s second fiscal quarter of 2010 (shares and intrinsic value in thousands):

	Options Outstanding at April 30, 2010				Vested Options at April 30, 2010
		Weighted				Weighted
		Average				Average
		Remaining	Weighted			Remaining	Weighted
Range of	Number	Contractual	Average	Aggregate	Number	Contractual	Average	Aggregate
Exercise	of	Life	Exercise	Intrinsic	of	Life	Exercise	Intrinsic
Price	Shares	(Years)	Price	Value	Shares	(Years)	Price	Value
$ 0.01 - $16.52	898	6.95	$11.07	$6,698	629	5.95	$11.51	$4,417
$16.53 - $17.43	531	5.74	17.21	702	493	5.51	17.21	652
$17.44 - $22.96	452	5.13	21.75	5	412	4.82	21.86	5
$22.97 - $31.71	1,468	4.95	29.41	—	1,307	4.62	29.56	—
$31.72 - $46.90	888	6.23	39.45	—	681	5.74	39.96	—
$46.91 - $73.78	443	2.82	59.54	—	443	2.82	59.54	—
$73.79 - $1,046.50	545	1.60	176.98	—	545	1.60	176.98	—

$ 0.01 - $1,046.50	5,225	5.08	$44.02	$7,405	4,510	4.55	$47.33	$5,074

     Assumptions for Option-Based Awards
     Ciena recognizes the fair value of service-based options as share-based compensation expense on a straight-line basis over the requisite service period. Ciena estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Quarter Ended April 30,		Six Months Ended April 30,
	2009	2010	2009	2010
Expected volatility	65.0%	61.9%	65.0%	61.9%
Risk-free interest rate	2.1 - 2.4%	2.8 - 3.0%	1.7 - 2.4%	2.4 - 3/0%
Expected life (years)	5.2 - 5.3	5.3 - 5.5	5.2 - 5.3	5.3 - 5.5
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
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

		Weighted
		Average
	Restricted	Grant Date	Aggregate
	Stock Units	Fair Value	Intrinsic
	Outstanding	Per Share	Value
Balance as of October 31, 2009	3,716	$14.67	$43,591
Granted	3,175
Vested	(930)
Canceled or forfeited	(89)

Balance as of April 30, 2010	5,872	$13.77	$108,808

     The total fair value of restricted stock units that vested and were converted into common stock during the first six months of fiscal 2009 and fiscal 2010 was $3.8 million and $12.0 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena during the first six months of fiscal 2009 and fiscal 2010 was $6.96 and $13.34, respectively.
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
2003 Employee Stock Purchase Plan
     The ESPP is a non-compensatory plan and issuances thereunder do not result in share-based compensation expense. The following table is a summary of ESPP activity and shares available for issuance for the periods indicated (shares in thousands):

	ESPP shares available	Intrinic value at exercise
	for issuance	date
Balance as of October 31, 2009	3,469
Evergreen provision	102
Issued March 15, 2010	(33)	$26

Balance as of April 30, 2010	3,538

Share-Based Compensation Expense for Periods Reported
     The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended April 30,		Six Months Ended April 30,
	2009	2010	2009	2010
Product costs	$445	$549	$1,158	$927
Service costs	425	452	822	883

Share-based compensation expense included in cost of sales	870	1,001	1,980	1,810

Research and development.	2,817	2,259	5,383	4,646
Sales and marketing	2,685	2,665	5,388	5,123
General and administrative	2,773	2,301	5,192	4,876
Acquisition and integration costs	—	345	—	345

Share-based compensation expense included in operating expense	8,275	7,570	15,963	14,990

Share-based compensation expense capitalized in inventory, net	(48)	(53)	(352)	(1)

Total share-based compensation	$9,097	$8,518	$17,591	$16,799

     As of April 30, 2010, total unrecognized compensation expense was $78.5 million: (i) $8.5 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 1.0 year; and (ii) $70.0 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.7 years.
(18) COMPREHENSIVE LOSS
     The components of comprehensive loss were as follows for the periods indicated (in thousands):

	Quarter Ended April 30,		Six Months Ended April 30,
	2009	2010	2009	2010
Net loss	$(503,210)	$(90,009)	$(528,041)	$(143,342)
Change in unrealized gain (loss) on available-for-sale securities	(89)	(272)	1,677	(458)
Change in unrealized gain (loss) on foreign forward contracts	1,648	—	(442)	—
Change in accumulated translation adjustments	251	98	7	(535)

Total comprehensive loss	$(501,400)	$(90,183)	$(526,799)	$(144,335)

(19) SEGMENT AND ENTITY WIDE DISCLOSURES

Segment Reporting
     Effective upon the March 19, 2010 completion of Ciena’s acquisition of the MEN Business, Ciena reorganized its internal organizational structure and the management of its business. Ciena’s chief operating decision maker, its chief executive officer, evaluates performance and allocates resources based on multiple factors, including segment profit (loss) information for the following product categories:
•	Packet-Optical Transport — includes optical transport solutions that increase network capacity and enable delivery of a broader mix of high-bandwidth services. These products are used by network operators to facilitate the cost-effective and efficient transport of voice, video and data traffic in core networks, as well as regional, metro and access networks. Ciena’s principal products in this segment include its Optical Multiservice Edge 6500 (OME 6500); Optical Metro 5200 (OM 5200); CN 4200™ FlexSelect™ Advanced Services Platform and CoreStream® Agility Optical Transport System. This segment also includes Ciena’s legacy SONET/SDH products and legacy data networking products, as well as certain enterprise-oriented transport solutions that support storage and LAN extension, interconnection of data centers, and virtual private networks. This segment also includes sales of operating system software and enhanced software features embedded in each of these products.

•	Packet-Optical Switching — includes optical switching platforms that enable automated optical infrastructures for the delivery of a wide variety of enterprise and consumer-oriented network services. Ciena’s principal products in this segment include its CoreDirector® Multiservice Optical Switch; CoreDirector FS; and the 5430 Reconfigurable Switching System. These products include multiservice, multi-protocol switching systems that consolidate the functionality of an add/drop multiplexer, digital cross-connect and packet switch into a single, high-capacity intelligent switching system. These products address both the core and metro segments of communications networks and support key managed service services, Ethernet/TDM Private Line, Triple Play and IP services. This segment also includes sales of operating system software and enhanced software features embedded in each of these products.

•	Carrier Ethernet Service Delivery — includes service delivery and aggregation switches, as well as legacy broadband access products for residential services. These products support the access and aggregation tiers of communications networks and have principally been deployed to support wireless backhaul infrastructures and business data services. Employing sophisticated Carrier Ethernet switching technology, these products deliver quality of service capabilities, virtual local area networking and switching functions, and carrier-grade operations, administration and maintenance features. This segment includes the metro Ethernet routing switch (MERS) product line and Ciena’s legacy broadband products that transition legacy voice networks to support Internet-based (IP) telephony, video services and DSL. This segment also includes sales of operating system software and enhanced software features embedded in each of these products.

•	Software and Services — includes Ciena’s integrated network and service management software designed to automate and simplify network management and operation, while increasing network performance and functionality. These software solutions can track individual services across multiple product suites, facilitating planned network maintenance, outage detection and identification of customers or services affected by network troubles. This segment also includes a broad range of consulting and support services offered within the Ciena Specialist Services practice, which include installation and deployment, maintenance support, consulting, network design and training activities.
Reportable segment asset information is not disclosed because it is not reviewed by the chief operating decision maker for purposes of evaluating performance and allocating resources.
     The table below (in thousands, except percentage data) sets forth Ciena’s segment revenue, including the presentation of prior periods to reflect the change in reportable segments, for the respective periods:

	Quarter Ended April 30,				Six Months Ended April 30,
	2009	%*	2010	%*	2009	%*	2010	%*
Revenue:
Packet-Optical Transport	$60,353	41.8	$97,689	38.5	$143,636	46.2	$181,159	42.2
Packet-Optical Switching	42,681	29.6	32,434	12.8	87,338	28.0	55,832	13.0
Carrier Ethernet Service Delivery	13,357	9.3	74,806	29.5	22,884	7.3	115,245	26.8
Software and Services	27,810	19.3	48,542	19.2	57,743	18.5	77,111	18.0

Consolidated revenue	$144,201	100.0	$253,471	100.0	$311,601	100.0	$429,347	100.0

*	Denotes % of total revenue
Segment Profit (Loss)
     Segment profit (loss) is determined based on internal performance measures used by the chief executive officer to assess the performance of each operating segment in a given period. In connection with that assessment, the chief executive officer excludes the following items: selling and marketing costs; general and administrative costs; acquisition and integration costs; amortization of intangible assets; restructuring costs; goodwill impairment; interest and other income (net), interest expense, equity investment gains or losses, gains or losses on extinguishment of debt, and provisions (benefit) for income taxes.
     The table below (in thousands) sets forth Ciena’s segment profit (loss) and the reconciliation to consolidated net income (loss) including the presentation of prior periods to reflect the change in reportable operating segments during the respective periods:

	Quarter Ended April 30,		Six Months Ended April 30,
	2009	2010	2009	2010
Segment profit (loss):
Packet-Optical Transport	$(3,548)	$(6,595)	$7,474	$13,528
Packet-Optical Switching	14,559	5,467	32,882	3,429
Carrier Ethernet Service Delivery	(4,295)	25,972	(14,898)	34,854
Software and Services	4,522	8,956	10,923	12,116

Total segment profit (loss)	11,238	33,800	36,381	63,927

Reconciling items:
Selling and marketing	(33,295)	(45,328)	(67,114)	(79,565)
General and administrative	(12,615)	(21,503)	(24,200)	(34,266)
Acquisition and integration costs	—	(39,221)	—	(66,252)
Amortization of intangible assets	(6,224)	(17,121)	(12,628)	(23,102)
Restructuring costs	(6,399)	(1,849)	(6,475)	(1,828)
Goodwill impairment	(455,673)	—	(455,673)	—
Interest and other financial charges, net	(914)	(365)	1,337	(2,966)
(Provision) benefit for income taxes	672	1,578	331	710

Consolidated net loss	$(503,210)	$(90,009)	$(528,041)	$(143,342)

Entity Wide Reporting
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

	Quarter Ended April 30,				Six Months Ended April 30,
	2009	%*	2010	%*	2009	%*	2010	%*
United States	$91,700	63.6	$180,523	71.2	$190,647	61.2	$304,435	70.9
United Kingdom	18,581	12.9	n/a	—	45,298	14.5	n/a	—
Other International	33,920	23.5	72,948	28.8	75,656	24.3	124,912	29.1

Total	$144,201	100.0	$253,471	100.0	$311,601	100.0	$429,347	100.0

n/a	Denotes revenue representing less than 10% of total revenue for the period

*	Denotes % of total revenue
     The following table reflects Ciena’s geographic distribution of equipment, furniture and fixtures, with any country accounting for greater than 10% of total equipment, furniture and fixtures specifically identified. Equipment, furniture and fixtures attributable to geographic regions outside of the United States and Canada are reflected as “Other International.” For the periods below, Ciena’s geographic distribution of equipment, furniture and fixtures was as follows (in thousands, except percentage data):

	October 31,		April 30,
	2009	%*	2010	%*
United States	$47,875	77.4	$56,553	51.0
Canada	n/a	—	44,193	39.9
Other International	13,993	22.6	10,139	9.1

Total	$61,868	100.0	$110,885	100.0

n/a	Denotes equipment, furniture and fixtures representing less than 10% of total equipment, furniture and fixtures

*	Denotes % of total equipment, furniture and fixtures
     For the periods below, customers accounting for at least 10% of Ciena’s revenue were as follows (in thousands, except percentage data):

	Quarter Ended April 30,				Six Months Ended April 30,
	2009	%*	2010	%*	2009	%*	2010	%*
Company A	40,105	27.8	70,808	27.9	72,661	23.3	113,323	26.4
Company B	n/a	—	36,531	14.4	n/a	—	51,867	12.1
Company C	n/a	—	n/a	—	33,239	10.7	n/a	—

Total	$40,105	27.8	$107,339	42.3	$105,900	34.0	$165,190	38.5

n/a	Denotes revenue representing less than 10% of total revenue for the period

*	Denotes % of total revenue
(20) CONTINGENCIES
Foreign Tax Contingencies
     Ciena has received assessment notices from the Mexican tax authorities asserting deficiencies in payments between 2001 and 2005 related primarily to income taxes and import taxes and duties. Ciena has filed judicial petitions appealing these assessments. As of October 31, 2009 and April 30, 2010, Ciena had accrued liabilities of $1.1 million and $1.3 million, respectively, related to these contingencies, which are reported as a component of other current accrued liabilities. As of April 30, 2010, Ciena estimates that it could be exposed to possible losses of up to $5.8 million, for which it has not accrued liabilities. Ciena has not accrued the additional income tax liabilities because it does not believe that such losses are more likely than not to be incurred. Ciena has not accrued the additional import taxes and duties because it does not believe the incurrence of such losses are probable. Ciena continues to evaluate the likelihood of probable and reasonably possible losses, if any, related to these assessments. As a result, future increases or decreases to accrued liabilities may be necessary and will be recorded in the period when such amounts are estimable and more likely than not (for income taxes) or probable (for non-income taxes).
      In addition to the matters described above, Ciena is subject to various tax liabilities arising in the ordinary course of business. Ciena does not expect that the ultimate settlement of these liabilities will have a material effect on our results of operations, financial position or cash flows.

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
     As a result of its June 2002 merger with ONI Systems Corp., Ciena became a defendant in a securities class action lawsuit filed in the United States District Court for the Southern District of New York in August 2001. The complaint named ONI, certain former ONI officers, and certain underwriters of ONI’s initial public offering (IPO) as defendants, and alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements in ONI’s registration statement and by engaging in manipulative practices to artificially inflate ONI’s stock price after the IPO. The complaint also alleges that ONI and the named former officers violated the securities laws by failing to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The former ONI officers have been dismissed from the action without prejudice. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. On October 6, 2009, the Court entered an opinion granting final approval to a settlement among the plaintiffs, issuer defendants and underwriter defendants, and directing that the Clerk of the Court close these actions. Notices of appeal of the opinion granting final approval have been filed. A description of this litigation and the history of the proceedings can be found in “Item 3. Legal Proceedings” of Part I of Ciena’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 2009. No specific amount of damages has been claimed in this action. Due to the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain.
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
Overview
     We are a provider of communications networking equipment, software and services that support the transport, switching, aggregation and management of voice, video and data traffic. Our Packet-Optical Transport, a Packet-Optical Switching and Carrier Ethernet Service Delivery products are used, individually or as part of an integrated solution, in networks operated by communications service providers, cable operators, governments and enterprises around the globe.
     We are a network specialist targeting the transition of disparate, legacy communications networks to converged, next-generation architectures, better able to handle increased traffic volumes and deliver more efficiently a broader mix of high-bandwidth communications services at a lower cost. Our products, through their embedded network element software and our network service and transport management software suites, enable network operators to efficiently and cost-effectively deliver critical enterprise and consumer-oriented communication services. Together with our professional support and consulting services, our product offerings seek to enable software-defined, automated networks that address the business challenges, communications infrastructure requirements and service needs of our customers. Our customers face an increasingly challenging and rapidly changing environment. This environment requires that our customers’ networks be able to address growing capacity needs and quickly adapt to execute new business strategies and support the delivery of innovative revenue-creating services. By improving network productivity and automation, reducing operating costs and providing flexibility to enable new and integrated service offerings, our equipment, software and services solutions create business and operational value for our customers.
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
Acquisition of Nortel Metro Ethernet Networks Business (the “MEN Acquisition”)
     On March 19, 2010, we completed our acquisition of substantially all of the optical networking and Carrier Ethernet assets of Nortel’s Metro Ethernet Networks business (the “MEN Business”). The $773.8 million aggregate purchase price for the MEN Acquisition consisted entirely of cash, with the final amount subject to adjustment based upon the amount of net working capital transferred to us at closing. The purchase price was decreased at closing by approximately $62.0 million based on the estimated working capital delivered at closing. As of the date of this report, Ciena estimates that the purchase price adjustment will further decrease the aggregate purchase price by up to an additional $18.7 million, subject to finalization between the parties. In accordance with the terms of the MEN Acquisition, prior to closing, we elected to replace the $239.0 million in aggregate principal of convertible notes that were to be issued to Nortel as part of the purchase price with cash equivalent to 102% of the face amount of the notes replaced, or $243.8 million. See “Private Placement of $375 Million in Convertible Notes” below for more information on the source of funds for this payment election and the purchase price.
      Rationale for MEN Acquisition
     The MEN Business that we acquired is a leading provider of next-generation, communications network equipment, with a significant global installed base and a strong technology heritage. The MEN Business is a leader in high-capacity 40G and 100G coherent optical transport technology that enables network operators to seamlessly upgrade their existing 2.5G and 10G networks, thereby enabling a significant increase in network capacity without the need for new fiber deployments or complex re-engineering. The product and technology assets that we acquired include:
•	long-haul optical transport portfolio;

•	metro optical Ethernet switching and transport solutions;

•	Ethernet transport, aggregation and switching technology;

•	multiservice SONET/SDH product families; and

•	network management software products.
In addition to these hardware and software solutions, we also acquired the network implementation and support service resources related to the MEN Business.
     We believe that the MEN Acquisition represents a transformative opportunity for Ciena. We believe that this transaction strengthens our position as a leader in next-generation, converged optical Ethernet networking and will accelerate the execution of our corporate and research and development strategies. We believe that the additional geographic reach, expanded customer relationships, and broader portfolio of complementary network solutions derived from the MEN Acquisition will augment and accelerate the growth of our business. We also expect that the transaction will add desired scale to our business, enable increased operating leverage and provide an opportunity to optimize our research and development investment toward next-generation technologies and product platforms. We believe that the benefits of this transaction will help us better compete with traditional, larger network equipment vendors.
     Integration Activities and Expense
     We have made considerable progress to date on integration-related activities in connection with the MEN Acquisition including the substantial completion of our organizational structure, sales coverage plans, decisions on the rationalization of our combined product portfolio and, as described in “Restructuring Activities” below, the realization of initial operating synergies from the MEN Acquisition. Significant additional integration efforts remain, however, including the rationalization of our supply chain, third party manufacturers and facilities, the execution of our combined product and software development plan, and the reduced reliance upon and winding down of transition services. Given the magnitude of the MEN Acquisition and its structure as an asset carve-out from Nortel, we expect that the integration of the MEN Business will be costly and complex, with a number of operational risks. We expect to incur acquisition and integration-related costs of approximately $180 million, with the majority of these costs to be incurred in fiscal 2010. This estimate principally reflects costs associated with equipment and information technology, transaction expense, severance expense and consulting and third party service fees associated with integration. In addition to these integration costs, Ciena has incurred inventory obsolescence charges and may incur additional expenses related to, among other things, facilities restructuring. As a result, the expense we incur and recognize for financial statement purposes as a result of the MEN Acquisition will be significantly higher. As of April 30, 2010, we have incurred $66.3 million in transaction, consulting and third party service fees, $1.9 million in severance expense, and an additional $2.4 million, primarily related to purchases of capitalized information technology equipment. Any material delays in integrating the MEN Business or additional, unanticipated expense may harm our business and results of operations.
     In addition to the integration costs above, we also expect to incur significant transition services expense. We are currently relying upon an affiliate of Nortel to perform certain critical operational and business support functions during an interim integration period that will continue until we can perform these services ourselves or locate another provider. These support services include key finance and accounting functions, supply chain and logistics management, maintenance and product support services, order management and fulfillment, trade compliance, and information technology services. We can utilize certain of these support services for a period of up to 24 months following the MEN Acquisition (12 months in EMEA). These services are estimated to be approximately $94 million should we utilize all of the transition services for a full year. The actual expense we incur will depend upon the scope of the services that we utilize and the time within which we are able to complete the planned transfer of these services to internal resources or other third party providers. We expect to incur additional costs as we simultaneously build up internal resources, including headcount, facilities and information systems, or engage third party providers, while we rely upon and transition away from these transition support services. The wind down and transfer of critical transition services is a complex undertaking and may be disruptive to our business and operations.
     Effect of MEN Acquisition upon Results of Operations and Financial Condition
     Due to the relative scale of the operations of the MEN Business, we expect the MEN Acquisition will materially affect our operations, financial results and liquidity.
     We expect our revenue and operating expense to increase in future periods materially as compared to periods prior to the acquisition. Although the acquired assets generated approximately $1.1 billion in revenue during Nortel’s fiscal 2009, the performance and financial contribution of MEN Business we acquired, are subject to a number of factors, some of which are outside of our control. These factors include overall market conditions, the level of competition for sales of Packet-Optical Transport Products, and customer receptivity to Ciena, particularly in international jurisdictions, where the effect of Nortel’s bankruptcy proceedings have had a more pronounced negative impact on the MEN Business. In addition, these result of operations may be adversely affected by our product portfolio decisions affecting legacy products of the business. Similarly, our operating expense will increase significantly, reflecting the increase in the global scale of our operations, the addition of approximately 2,000 employees of the MEN Business and the additional expense resulting from the MEN Acquisition noted above. These and other effects on our financial statements described below and elsewhere in this report may make period to period comparisons difficult.
     As a result of the MEN Acquisition, we recorded $40.0 million in goodwill and $489.7 million in other intangible assets that will be amortized over their useful lives and increase our operating expense. See “Critical Accounting Policies and Estimates- Goodwill” and “-Intangibles” below for information relating to these items. Under acquisition accounting rules, we revalued the acquired finished goods inventory of the MEN Business to fair value upon closing. This revaluation increased marketable inventory carrying value by approximately $40.7 million. Of this amount, we recognized $11.1 million as an increase in cost of goods sold during the second quarter of fiscal 2010, with the balance expected to be recognized during the remainder of fiscal 2010. See Note 3 of the Condensed Consolidated Financial Statements found under Item 1 of Part I of this report.

     Our use of cash to fund the purchase price for the MEN Business, and our private placement of a new issue of convertible debt in March 2010, have changed our liquidity position significantly, resulting in additional indebtedness and materially reducing our cash and investment balance. See “Liquidity and Capital Resources” below and Note 15 of the Condensed Consolidated Financial Statements found under Item 1 of Part I of this report for more information regarding the convertible notes.
     We reorganized our internal organizational structure and the management of our business upon the MEN Acquisition, and as described in Note 19 of the Condensed Consolidated Financial Statements found under Item 1 of Part I of this report, presents is results of operations based upon the following operating segments: (i) Packet-Optical Transport; (ii) Packet-Optical Switching; (iii) Carrier Ethernet Service Delivery; and (iv) Software and Services.
      Private Placement of $375 Million in Convertible Notes to Fund Purchase Price
     On March 15, 2010, we completed a private offering of $375.0 million in aggregate principal amount of 4.0% Convertible Senior Notes due March 15, 2015. The net proceeds from the offering were $364.3 million after deducting the placement agents’ fees and other fees and expenses. We used $243.8 million of the net proceeds to replace the contractual obligation to issue convertible notes to Nortel as part of the purchase price for the MEN Acquisition. The remaining proceeds were used to reduce the cash on hand required to fund the aggregate purchase price of the MEN Acquisition. See Note 15 of the Condensed Consolidated Financial Statements found under Item 1 of Part I of this report for more information regarding the convertible notes.
     Restructuring Activities
     In April 2010, we took action to effect a headcount reduction of approximately 70 employees, with reductions principally affecting our Global Product Group and Global Field Organization outside of the Europe, Middle East and Africa (EMEA) region. This action resulted in a restructuring charge of $1.9 in the second quarter of fiscal 2010. In May 2010, following the end of our fiscal second quarter, we informed employees of our proposal to reorganize and restructure portions of Ciena’s business and operations in the EMEA region. We anticipate reductions to our workforce in EMEA of approximately 120 to 140 positions in the near term with reductions expected to principally affect employees in Ciena’s Global Field Organization and Global Supply Chain organization. Execution of any specific reorganization is subject to local legal requirements, including notification and consultation processes with employees and employee representatives. We estimate completing the reorganization by August 31, 2010. These actions are intended to reduce operating expense and better align Ciena’s workforce and operating costs with market and business opportunities following the completion of our MEN Acquisition. As we look to manage operating expense and complete integration activities for the combined operations, we will continue to assess the allocation of our headcount and other resources toward key growth opportunities for our business and evaluate additional cost reduction measures.
Effect of Global Market Conditions and Competitive Landscape
     While we continue to experience cautious spending among our customers as a result of the recent period of economic weakness, we have started to see indications from our business that market conditions in North America are steadily improving. We are seeing similar indications of improvement in the Asia-Pacific and Caribbean and Latin American regions, albeit at a slower rate of recovery. We continue to experience depressed demand and lower customer spending in Europe, however, as economic uncertainty and volatile macroeconomic conditions persist. We remain uncertain as to how long these macroeconomic and industry conditions will continue, the pace of any recovery, and the magnitude of the effect of recent market conditions on our business and results of operations.
     Coupled with weaker macroeconomic conditions, in recent years we have encountered an increasingly competitive marketplace with a heightened customer focus on pricing and return on network investment. Pricing pressure has been most severe in connection with our Packet-Optical Transport platforms, which we expect to comprise a greater percentage of our revenue as a result of the MEN Acquisition. Competition is particularly intense in attracting large carrier customers and securing new sales opportunities with existing carrier customers. We have encountered increased competition from larger vendors, including Chinese manufacturers, as well as smaller companies seeking to capture market share. As a result of this competitive landscape, and an effort to retain or secure customers and capture market share, in the past we have and in the future may agree to pricing or other terms that result in negative gross margins on a particular order or group of orders. These arrangements would adversely affect our gross margins and result of operations. We expect that our increased market share, technology leadership and global presence following the MEN Acquisition will only increase the level of competition that we face as competitors seek to secure market share and gain an incumbent position with network operators.
Financial Results

     Our results of operations for the second quarter and six-month period ended April 30, 2010 reflect the operations of the MEN Business beginning on the March 19, 2010 acquisition date.
     Revenue for the second quarter of fiscal 2010 was $253.5 million, representing a 44.1% sequential increase from $175.9 million in the first quarter of fiscal 2010. This increase reflects $53.5 million in revenue from the MEN Business and an increase of $24.1 million related to Ciena’s pre-acquisition portfolio. Additional sequential revenue-related details include:
•	Product revenue for the second quarter of fiscal 2010 increased by $57.4 million. This increase reflects $37.8 million in initial sales of products from the MEN Business and an increase of $19.6 million in sales of Ciena’s pre-acquisition products. Carrier Ethernet Service Delivery revenue increased by $34.4 million, principally related to sales of switching and aggregation products in support of wireless backhaul deployments. Packet-Optical Transport revenue increased by $14.2 million, reflecting $35.4 million in initial sales of products from the MEN Business, partially offset by a decrease of $21.2 million in Ciena’s pre-acquisition Packet-Optical Transport products. Sales of Packet-Optical Switching products increased by $9.0 million.

•	Service revenue for the second quarter of fiscal 2010 increased by $20.2 million, reflecting $15.7 million in service revenue from the MEN Business and a $4.5 million increase in sales of Ciena’s pre-acquisition service offerings.

•	Revenue from the U.S. for the second quarter of fiscal 2010 was $180.5 million, an increase from $123.9 million in the first quarter of fiscal 2010. This increase reflects $27.1 million in sales of products and services from the MEN Business and an increase of $29.5 million in sales of Ciena’s pre-acquisition portfolio.

•	International revenue for the second quarter of fiscal 2010 was $73.0 million, an increase from $52.0 million in the first quarter of fiscal 2010. This increase reflects $26.4 million in sales of products and services from the MEN Business and partially offset by a decrease of $5.4 million in sales of Ciena’s pre-acquisition portfolio.

•	As a percentage of revenue, international revenue was 28.8% during the second quarter of fiscal 2010, roughly flat with 29.6% in the first quarter of fiscal 2010. As a percentage of Ciena’s pre-acquisition portfolio revenue, the portion attributable to international revenue comprised 23.3%.

•	For the second quarter of fiscal 2010, two customers each accounted for greater than 10% of revenue and 42.3% in the aggregate. This compares to one customer that accounted for 24.2% of revenue in the first quarter of fiscal 2010.
     Gross margin for the second quarter of fiscal 2010 was 41.4%, down from 45.6% in the first quarter of fiscal 2010. Gross margin for the second quarter was adversely affected by a number items relating to the MEN Acquisition that increased costs of goods sold. These items include the revaluation of inventory described above, higher than typical excess and obsolete inventory charges and excess purchase commitment losses relating to Ciena’s pre-acquisition inventory and stemming from product rationalization decisions, and increased amortization of intangible assets. We expect gross margin to decline further during the third quarter of fiscal 2010, as a result of some of these items above and expectations as to product and customer mix including the effect of a full quarter of product revenue for the MEN Business, which has carried a somewhat lower gross margin than Ciena’s pre-acquisition portfolio. Going forward, we also expect gross margin to be negatively affected by our increased percentage of Packet-Optical Transport product revenue as a result of the MEN Acquisition.
     Reflecting the completion of the MEN Acquisition, operating expense was $196.2 million for the second quarter of fiscal 2010, an increase from $130.0 million in the first quarter of fiscal 2010. Operating expense for our first and second quarters of fiscal 2010 include $27.0 million and $39.2 million, respectively, in acquisition and integration-related costs associated with the MEN Acquisition.
     Our loss from operations for the second quarter of fiscal 2010 was $91.2 million. This compares to a $49.9 million loss from operations during the first quarter of fiscal 2010. Our net loss for the second quarter of fiscal 2010 was $90.0 million, or $0.97 per share. This compares to a net loss of $53.3 million, or $0.58 per share, for the first quarter of fiscal 2010.
     We used $77.7 million in cash from operations during the second quarter of fiscal 2010, consisting of a use of cash of $41.8 million from net losses (adjusted for non-cash charges) and a use of cash of $35.9 million from changes in working capital. Use of cash above reflects cash payments of $38.0 million associated with acquisition and integration-related expense. This compares with cash generated from operations of $4.5 million in the first quarter of fiscal 2010, consisting of a use of cash of $26.7 million in cash from net losses (adjusted for non-cash charges) and cash generated of $31.2 million from changes in working capital.
     At April 30, 2010, we had $584.2 million in cash and cash equivalents and $29.5 million of short-term investments in marketable debt securities.

     As of April 30, 2010, headcount was 4,157, an increase from 2,197 at January 31, 2010 and 2,104 at April 30, 2009.
Consolidated Results of Operations
     Our results of operations for the second quarter and six-month period ended April 30, 2010 reflect the operations of the MEN Business beginning on the March 19, 2010 acquisition date.
Revenue
     Revenue is discussed in the following product and service groupings:
1.	Packet-Optical Transport. This product grouping, aligned with our Packet-Optical Transport operating segment, reflects sales of our optical transport products including the following products acquired from the MEN Business: Optical Multiservice Edge 6500 (OME 6500); Optical Multiservice Edge 6110 (OME 6110); Optical Metro 5200 (OM5200); Optical Multiservice Edge 1000 series; and Optical Metro 3500 (OM 3500). It includes sales of our CN 4200™ FlexSelect™ Advanced Services Platform and our Corestream® Agility Optical Transport System. This group also includes sales from legacy SONET/SDH products and legacy data networking products, as well as certain enterprise-oriented transport solutions that support storage and LAN extension, interconnection of data centers, and virtual private networks. Revenue for this grouping also includes the operating system software and enhanced software features embedded in each of the products above.

2.	Packet-Optical Switching. This product grouping, aligned with our Packet-Optical Switching operating segment, reflects sales of our CoreDirector® Multiservice Optical Switch; CoreDirector-FS, an expansion of our CoreDirector platform that delivers substantial new hardware and software features; and our 5430 Reconfigurable Switching System. Revenue for this grouping also includes the operating system software and enhanced software features embedded in each of the products above.

3.	Carrier Ethernet Service Delivery. This product grouping, aligned with our Carrier Ethernet Service Delivery operating segment, reflects sales of our service delivery and aggregation switches, metro Ethernet routing switch (MERS) product line broadband access products, and the operating system software and enhanced software features embedded in these products.

4.	Unified Service and Network Management Software. This product grouping, aligned with our Software and Services operating segment, reflects sales of ON-Center® Network & Service Management Suite, our integrated network and service management software designed to simplify network management and operation across our portfolio. It also includes revenue from the Preside and OMEA software platforms acquired from the MEN Business.

5.	Services. This service grouping, aligned with our Software and Services operating segment, includes sales of installation and deployment services, maintenance support, consulting services and training activities.
     A sizable portion of our revenue comes from sales to a small number of communications service providers. While the MEN Acquisition may reduce our concentration of revenue somewhat, our revenue remains closely tied to the prospects, performance, and financial condition of our largest customers. As a result, our results are significantly affected by market-wide changes, including reductions in enterprise and consumer spending and adoption of broadband services, which affect the businesses and level of network infrastructure-related spending by communications service providers. Our contracts do not have terms that obligate these customers to purchase any minimum or specific amounts of equipment or services. Because customer spending may be unpredictable and sporadic, and their purchases may result in the recognition or deferral of significant amounts of revenue in a given quarter, our revenue can fluctuate on a quarterly basis.
     Our concentration of revenue increases the risk of quarterly fluctuations in revenue and operating results and can exacerbate our exposure to reductions in spending or changes in network strategy involving one or more of our significant customers. Our concentration of revenue can be adversely affected by consolidation activity among our large customers. In addition, some of our customers are pursuing efforts to outsource the management and operation of their networks, or have indicated a procurement strategy to reduce the number of vendors from which they purchase equipment. In April 2010, we were selected as a domain network equipment supplier by AT&T for its optical transport network and metro and core transport domains. AT&T represented approximately 19.6% of our revenue in fiscal 2009 and was a major customer of the

MEN Business. There can be no assurance that this program, intended to facilitate a more collaborative technology relationship with vendors like Ciena, will not adversely affect our concentration of revenue.
Cost of Goods Sold
     Product cost of goods sold consists primarily of amounts paid to third-party contract manufacturers, component costs, direct compensation costs and overhead, shipping and logistics costs associated with manufacturing-related operations, warranty and other contractual obligations, royalties, license fees, amortization of intangible assets and the cost of excess and obsolete inventory.
     Services cost of goods sold consists primarily of direct and third-party costs, including personnel costs, associated with provision of services including installation, deployment, maintenance support, consulting and training activities, and, when applicable, estimated losses on committed customer contracts.
Gross Margin
     Gross margin continues to be susceptible to quarterly fluctuation due to a number of factors. Product gross margin can vary significantly depending upon the mix of products and customers in a given fiscal quarter. Gross margin can also be affected by volume of orders, geographic mix, the competitive environment and level of pricing pressure we encounter, our introduction of new products, charges for excess and obsolete inventory and changes in warranty costs. Our gross margins have also been adversely affected in the past due to estimated losses on committed customer contracts when entering a new market or securing a new customer and may be affected by future efforts to capture market share. Gross margins, in the near term, will be adversely affected by the revaluation of the acquired MEN Business inventory described above. Gross margins will also be affected by our level of success in driving cost reductions and rationalizing our supply chain and third party contract manufacturers as part of the integration following the MEN Acquisition.
     Service gross margin can be affected by the mix of customers and services, particularly the mix between deployment and maintenance services, geographic mix and the timing and extent of any investments in internal resources to support this business.
Operating Expense
     Research and development expense primarily consists of salaries and related employee expense (including share-based compensation expense), prototype costs relating to design, development, testing of our products, depreciation expense and third-party consulting costs.
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
Quarter ended April 30, 2009 compared to the quarter ended April 30, 2010
Revenue, cost of goods sold and gross profit
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Quarter Ended April 30,
					Increase
	2009	%*	2010	%*	(decrease)	%**
Revenue:
Products	$118,849	82.4	$206,420	81.4	$87,571	73.7
Services	25,352	17.6	47,051	18.6	21,699	85.6

Total revenue	144,201	100.0	253,471	100.0	109,270	75.8

Costs:
Products	65,419	45.4	118,221	46.6	52,802	80.7
Services	18,062	12.5	30,308	12.0	12,246	67.8

Total cost of goods sold	83,481	57.9	148,529	58.6	65,048	77.9

Gross profit	$60,720	42.1	$104,942	41.4	$44,222	72.8

*	Denotes % of total revenue

**	Denotes % change from 2009 to 2010
     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit for the periods indicated:

	Quarter Ended April 30,
					Increase
	2009	%*	2010	%*	(decrease)	%**
Product revenue	$118,849	100.0	$206,420	100.0	$87,571	73.7
Product cost of goods sold	65,419	55.0	118,221	57.3	52,802	80.7

Product gross profit	$53,430	45.0	$88,199	42.7	$34,769	65.1

*	Denotes % of product revenue

**	Denotes % change from 2009 to 2010
     The table below (in thousands, except percentage data) sets forth the changes in services revenue, services cost of goods sold and services gross profit for the periods indicated:

	Quarter Ended April 30,
					Increase
	2009	%*	2010	%*	(decrease)	%**
Services revenue	$25,352	100.0	$47,051	100.0	$21,699	85.6
Services cost of goods sold	18,062	71.2	30,308	64.4	12,246	67.8

Services gross profit	$7,290	28.8	$16,743	35.6	$9,453	129.7

*	Denotes % of services revenue

**	Denotes % change from 2009 to 2010
     Revenue from sales to customers based outside of the United States is reflected as “International” in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Quarter Ended April 30,
					Increase
	2009	%*	2010	%*	(decrease)	%**
United States	$91,700	63.6	$180,523	71.2	$88,823	96.9
International	52,501	36.4	72,948	28.8	20,447	38.9

Total	$144,201	100.0	$253,471	100.0	$109,270	75.8

*	Denotes % of total revenue

**	Denotes % change from 2009 to 2010

     Certain customers each accounted for at least 10% of our revenue for the periods indicated (in thousands, except percentage data) as follows:

	Quarter Ended April 30,
	2009	%*	2010	%*
Company A	$40,105	27.8	$70,808	27.9
Company B	n/a	—	36,531	14.4

Total	$40,105	27.8	$107,339	42.3

n/a	Denotes revenue recognized less than 10% of total revenue for the period

*	Denotes % of total revenue
     Revenue
•	Product revenue increased due to a $61.4 million increase in sales of our Carrier Ethernet Service Delivery products, principally related to sales of switching and aggregation products in support of wireless backhaul deployments, and a $37.3 million increase of Packet-Optical Transport revenue. The increase in Packet-Optical Transport revenue reflects the addition of $16.2 million related to our OME 6500 and $14.2 million related to OM 5200 from the MEN Business, as well as an $11.0 million increase in sales of CN 4200. These increases offset a $10.2 million decrease in Packet-Optical Switching revenue.

•	Services revenue increased primarily due to the addition of $13.6 million in maintenance support revenue from the MEN Business, a $4.4 million increase in installation and deployment services and a $3.1 million increase in professional services.

•	United States revenue increased primarily due to a $60.2 million increase in sales of Carrier Ethernet Service Delivery products and a $21.5 million increase in Packet-Optical Transport revenue. These increases offset an $8.2 million decrease in Packet-Optical Switching revenue.

•	International revenue increased primarily due to a $15.8 million increase in Packet-Optical Transport revenue, primarily reflecting the addition of sales of Packet-Optical Transport products of the MEN Business.
     Gross profit
•	Gross profit as a percentage of revenue decreased due to lower product gross margins described below, partially offset by improved service gross margin.

•	Gross profit on products as a percentage of product revenue decreased due to a number of items relating to the MEN Acquisition that increased costs of goods sold. These items include the revaluation of inventory described in “Overview” above, higher than typical excess and obsolete inventory charges and excess purchase commitment losses on Ciena’s pre-acquisition inventory relating to product rationalization decisions, and increased amortization of intangible assets. Gross margin for the second quarter of fiscal 2009 was negatively affected by charges of approximately $5.8 million related to two committed customer sales contracts that result in a negative gross margin on the initial phases of the customers’ deployment.

•	Gross profit on services as a percentage of services revenue increased due to higher concentration of maintenance support and professional services as a percentage of revenue.
Operating expense
     Increased operating expenses for the second quarter of fiscal 2010 reflect, principally, the acquisition of the MEN Business on March 19, 2010. The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Quarter Ended April 30,
					Increase
	2009	%*	2010	%*	(decrease)	%**
Research and development	$49,482	34.3	$71,142	28.1	$21,660	43.8
Selling and marketing	33,295	23.1	45,328	17.9	12,033	36.1
General and administrative	12,615	8.7	21,503	8.5	8,888	70.5
Acquisition and integration costs	—	0.0	39,221	15.5	39,221	100.0
Amortization of intangible assets	6,224	4.3	17,121	6.8	10,897	175.1
Restructuring costs	6,399	4.4	1,849	0.7	(4,550)	(71.1)
Goodwill impairment	455,673	316.0	—	0.0	(455,673)	(100.0)

Total operating expense	$563,688	390.8	$196,164	77.5	$(367,524)	(65.2)

*	Denotes % of total revenue

**	Denotes % change from 2009 to 2010
•	Research and development expense was negatively affected by $5.2 million in foreign exchange rates, primarily due to the weakening of the U.S. dollar in relation to the Canadian dollar. The resulting $21.7 million change primarily reflects increases of $12.6 million in employee compensation and related costs, $4.6 million in professional services and fees, $3.0 million in facilities and information systems and $1.1 million in depreciation expense.

•	Selling and marketing expense benefitted by $0.7 million in foreign exchange rates primarily due to the strengthening of the U.S. dollar in relation to the Euro. The resulting $12.0 million change primarily reflects increases of $9.5 million in employee compensation, and related costs, $1.2 million in travel-related expenditures, and $0.5 million in facilities and information systems expenses.

•	General and administrative expense was negatively affected by $0.1 million in foreign exchange rates primarily due to the weakening of the U.S. dollar in relation to the Canadian dollar. The resulting $8.9 million net change primarily reflects increases of $4.2 million in consulting service expense, $2.1 million in employee compensation and related costs and $2.0 million in facilities and information systems expenses.

•	Acquisition and integration costs associated with the MEN Acquisition reflect consulting and third party service fees, which were expensed in the Condensed Consolidated Statement of Operations. We also purchased $0.1 million in capitalized equipment, primarily related to information technology, which is included in the Condensed Consolidated Balance Sheet. See Note 3 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report.

•	Amortization of intangible assets increased due to the acquisition of additional intangible assets as a result of the MEN Acquisition. See Note 3 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report.

•	Restructuring costs for fiscal 2010 reflect the headcount reductions during the second quarter of fiscal 2010 described in the “Overview — Restructuring Activities” above.

•	Goodwill impairment costs reflect the impairment of goodwill and resulting charge described in Note 4 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report.
Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Quarter Ended April 30,
					Increase
	2009	%*	2010	%*	(decrease)	%**
Interest and other income (loss), net	$3,508	2.4	$3,748	1.5	$240	6.8
Interest expense	$1,852	1.3	$4,113	1.6	$2,261	122.1
Loss on cost method investments	$2,570	1.8	$—	—	$(2,570)	(100.0)
Benefit for income taxes	$(672)	(0.5)	$(1,578)	(0.6)	$(906)	134.8

*	Denotes % of total revenue

**	Denotes % change from 2009 to 2010
•	Interest and other income (loss), net increased as the result of a $6.6 million non-cash gain related to the fair value of the redemption feature associated with our 4.0% Convertible Senior Notes due March 15, 2015. See Notes 7 and 15 to the Condensed Consolidated Financial Statements found under Item 1 of Part I of this report for more information regarding the issuance of these convertible notes and the fair value of the redemption feature contained therein. This gain was partially offset by a $3.3 million decrease in interest income due to lower interest rates and invested balances and a $1.1 million increase of other losses related to foreign currency re-measurements. Increased interest and other income, net also reflects a $2.0 million charge relating to the termination of an indemnification asset upon the expiration of the statute of limitations applicable to one of the uncertain tax contingencies acquired as part of the MEN Acquisition.

•	Interest expense increased due our private placement of $375.0 million in aggregate principal amount of 4.0% Convertible Senior Notes due March 15, 2015. See Note 15 to the Condensed Consolidated Financial Statements found under Item 1 of Part I of this report.

•	Loss on cost method investments for fiscal 2009 was primarily due to a decline in value of our investment in a privately held technology company that was determined to be other-than-temporary.

•	Benefit for income taxes increased primarily due to the expiration of the statute of limitations applicable to the acquired, uncertain tax contingency noted above, partially offset by increased foreign tax obligations.
Six months ended April 30, 2009 compared to the six months ended April 30, 2010
Revenue, cost of goods sold and gross profit
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Six Months Ended April 30,
					Increase
	2009	%*	2010	%*	(decrease)	%**
Revenue:
Products	$258,566	83.0	$355,474	82.8	$96,908	37.5
Services	53,035	17.0	73,873	17.2	20,838	39.3

Total revenue	311,601	100.0	429,347	100.0	117,746	37.8

Costs:
Products	141,786	45.5	194,890	45.4	53,104	37.5
Services	37,252	12.0	49,355	11.5	12,103	32.5

Total cost of goods sold	179,038	57.5	244,245	56.9	65,207	36.4

Gross profit	$132,563	42.5	$185,102	43.1	$52,539	39.6

*	Denotes % of total revenue

**	Denotes % change from 2009 to 2010
     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit for the periods indicated:

	Six Months Ended April 30,
					Increase
	2009	%*	2010	%*	(decrease)	%**
Product revenue	$258,566	100.0	$355,474	100.0	$96,908	37.5
Product cost of goods sold	141,786	54.8	194,890	54.8	53,104	37.5

Product gross profit	$116,780	45.2	$160,584	45.2	$43,804	37.5

*	Denotes % of product revenue

**	Denotes % change from 2009 to 2010
     The table below (in thousands, except percentage data) sets forth the changes in services revenue, services cost of goods sold and services gross profit for the periods indicated:

	Six Months Ended April 30,
					Increase
	2009	%*	2010	%*	(decrease)	%**
Services revenue	$53,035	100.0	$73,873	100.0	$20,838	39.3
Services cost of goods sold	37,252	70.2	49,355	66.8	12,103	32.5

Services gross profit	$15,783	29.8	$24,518	33.2	$8,735	55.3

*	Denotes % of services revenue

**	Denotes % change from 2009 to 2010
     Revenue from sales to customers based outside of the United States is reflected as “International” in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Six Months Ended April 30,
					Increase
	2009	%*	2010	%*	(decrease)	%**
United States	$190,647	61.2	$304,435	70.9	$113,788	59.7
International	120,954	38.8	124,912	29.1	3,958	3.3

Total	$311,601	100.0	$429,347	100.0	$117,746	37.8

*	Denotes % of total revenue

**	Denotes % change from 2009 to 2010
     Certain customers each accounted for at least 10% of our revenue for the periods indicated (in thousands, except percentage data) as follows:

	Six Months Ended April 30,
	2009	%*	2010	%*
Company A	$72,661	23.3	$113,323	26.4
Company B	n/a	—	51,867	12.1
Company C	33,239	10.7	n/a	—

Total	$105,900	34.0	$165,190	38.5

n/a	Denotes revenue recognized less than 10% of total revenue for the period

*	Denotes % of total revenue
     Revenue
•	Product revenue increased due to a $92.4 million increase in sales of our Carrier Ethernet Service Delivery products, principally related to sales of switching and aggregation products in support of wireless backhaul deployments, and a $37.5 million increase of Packet-Optical Transport revenue. These increases offset a $31.5 million decrease in Packet-Optical Switching revenue.

•	Services revenue increased primarily due to a $14.7 million increase in maintenance support revenue, a $3.6 million increase in professional services and a $2.5 million increase in installation and deployment services.

•	United States revenue increased primarily due to a $90.4 million increase in sales of Carrier Ethernet Service Delivery products, a $30.9 million increase in Packet-Optical Transport revenue and a $17.0 million increase in services revenue. These increases offset a $24.2 million decrease in decrease in Packet-Optical Switching revenue.

•	International revenue increased primarily due to a $6.7 million increase in Packet-Optical Transport revenue, a $3.8 million increase in services revenue and a $2.0 million increase in sales of Carrier Ethernet Service Delivery products. These increases offset a $7.4 million decrease in Packet-Optical Switching revenue.
     Gross profit
•	Gross profit as a percentage of revenue increased due to improved service gross margin.

•	Gross profit on products as a percentage of product revenue was unchanged. Fiscal 2010 gross profit was adversely affected by a lower concentration of Packet-Optical Switching sales as well as increased costs resulting from the revaluation of MEN Business inventory described above and increased amortization of intangible assets resulting from the MEN Acquisition. These additional costs were offset by lower warranty and excess and obsolete inventory charges as compared to fiscal 2009. Gross margin for the second quarter of fiscal 2009 was negatively affected by a $5.8 million charge related to two loss contracts described above.

•	Gross profit on services as a percentage of services revenue increased due to higher concentration of maintenance support and professional services as a percentage of revenue.
Operating expense
     Increased operating expenses for the six months of fiscal 2010 principally reflect the acquisition of the MEN Business on March 19, 2010. The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Six Months Ended April 30,				Increase
	2009	%*	2010	%*	(decrease)	%**
Research and development	$96,182	30.9	$121,175	28.2	$24,993	26.0
Selling and marketing	67,114	21.5	79,565	18.5	12,451	18.6
General and administrative	24,200	7.8	34,266	8.0	10,066	41.6
Acquisition and integration costs	—	0.0	66,252	15.4	66,252	100.0
Amortization of intangible assets	12,628	4.1	23,102	5.4	10,474	82.9
Restructuring costs	6,475	2.1	1,828	0.4	(4,647)	(71.8)
Goodwill impairment	455,673	146.2	—	0.0	(455,673)	(100.0)

Total operating expense	$662,272	212.6	$326,188	75.9	$(336,084)	(50.7)

*	Denotes % of total revenue

**	Denotes % change from 2009 to 2010
•	Research and development expense was negatively affected by $6.4 million in foreign exchange rates, primarily due to the weakening of the U.S. dollar in relation to the Canadian dollar. The resulting $25.0 million change primarily reflects increases of $12.1 million in employee compensation and related costs, $5.4 million in professional services and fees, $3.2 million in facilities and information systems, $2.4 million in prototype expense related to the development initiatives described above, and $1.4 million in depreciation expense.

•	Selling and marketing expense was negatively affected by $0.2 million in foreign exchange rates primarily due to the weakening of the U.S. dollar in relation to the Canadian dollar. The resulting $12.5 million change primarily reflects increases of $10.5 million in employee compensation and related costs, and $1.5 million in travel-related expenditures.

•	General and administrative expense was negatively affected by $0.2 million in foreign exchange rates primarily due to the weakening of the U.S. dollar in relation to the Canadian dollar. The resulting $10.1 million change primarily reflects increases of $4.8 million in consulting service expense, $2.5 million in employee compensation and related costs, and $1.8 million in facilities and information systems expenses.

•	Acquisition and integration costs related to the MEN Acquisition. As of April 30, 2010, we have incurred $66.3 million in transaction, consulting and third party service fees, which were expensed in the Condensed Consolidated Statement of Operations.

•	Amortization of intangible assets increased due to the acquisition of additional intangible assets as a result of the MEN Acquisition.

•	Restructuring costs for fiscal 2010 primarily reflect the headcount reductions taken during the second quarter of fiscal 2010 described in the “Overview — Restructuring Activities” above.

•	Goodwill impairment costs reflect the impairment of goodwill and resulting charge described in Note 4 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report
Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Six Months Ended April 30,				Increase
	2009	%*	2010	%*	(decrease)	%**
Interest and other income (loss), net	$8,168	2.6	$2,975	0.7	$(5,193)	(63.6)
Interest expense	$3,696	1.2	$5,941	1.4	$2,245	60.7
Loss on cost method investments	$3,135	1.0	$—	—	$(3,135)	(100.0)
Benefit for income taxes	$(331)	(0.1)	$(710)	(0.2)	$(379)	114.5

*	Denotes % of total revenue

**	Denotes % change from 2009 to 2010
•	Interest and other income (loss), net decreased as a result of an $8.2 million decrease in interest income due to lower interest rates and lower invested balances and a $1.5 million increase of other losses related to foreign currency re-measurements. Decreased interest and other income, net also reflects a $2.0 million charge relating to the termination of an indemnification asset upon the expiration of the statute of limitations applicable to one of the uncertain tax contingencies acquired as part of the MEN Acquisitions. These items were partially offset by a $6.6 million non-cash gain related to the fair value of the redemption feature associated with our 4.0% Convertible Senior Notes due March 15, 2015. See Notes 7 and 15 to the Condensed Consolidated Financial Statements found under Item 1 of Part I of this report for more information regarding the issuance of these convertible notes and the fair value of the redemption feature contained therein.

•	Interest expense increased due our private placement of $375.0 million in aggregate principal amount of 4.0% Convertible Senior Notes due March 15, 2015. See Note 15 to the Condensed Consolidated Financial Statements found under Item 1 of Part I of this report.

•	Loss on cost method investments for fiscal 2009 was primarily due to a decline in value of our investment in two privately held technology companies that was determined to be other-than-temporary.

•	Benefit for income taxes increased primarily due to the expiration of the statute of limitations applicable to the acquired, uncertain tax contingency noted above, partially offset by increased foreign tax obligations.
Results of Operating Segments
     Upon the completion of the MEN Acquisition, we reorganized our internal organizational structure and the management of our business into the following operating segments: Packet-Optical Transport; Packet-Optical Switching; Carrier Ethernet Service Delivery; and Software and Services. See Note 19 to the Condensed Consolidated Financial Statements found under Item 1 of Part I of this report. The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue, including the presentation of prior periods to reflect the change in reportable segments, for the periods indicated:

	Quarter Ended April 30,				Increase
	2009	%*	2010	%*	(decrease)	%**
Revenue:
Packet Optical Transport	$60,353	41.8	$97,689	38.5	$37,336	61.9
Packet Optical Switching	42,681	29.6	32,434	12.8	(10,247)	(24.0)
Carrier Ethernet Service Delivery	13,357	9.3	74,806	29.5	61,449	460.1
Software and Services	27,810	19.3	48,542	19.2	20,732	74.5

Consolidated revenue	$144,201	100.0	$253,471	100.0	$109,270	75.8

*	Denotes % of total revenue

**	Denotes % change from 2009 to 2010
•	Packet-Optical Transport revenue for fiscal 2010 reflects the addition of $35.4 million in revenue from the MEN Business and an increase of $1.9 million related to Ciena’s pre-acquisition portfolio. Revenue reflects the addition of $16.2 million related to OME 6500 and $14.2 million related to OM 5200, as well as an $11.0 million increase in sales of CN 4200. These increases offset a $9.5 million decrease in CoreStream revenue, reflecting in part, the long life cycle of this platform and the ongoing platform transition resulting from the MEN Acquisition.

•	Packet-Optical Switching revenue decreased reflecting a decline in CoreDirector revenue. Sales of Packet-Optical Switching products reflect principally our CoreDirector platform, which has a concentrated customer base and few significant purchasers. As a result, revenue can fluctuate considerably depending upon individual customer purchasing decisions.

•	Carrier Ethernet Service Delivery revenue increased significantly, reflecting sales of switching and aggregation products in support of wireless backhaul deployments.

•	Software and Services revenue increased primarily due to the addition of $13.6 million in maintenance support revenue from the MEN Business, a $4.4 million increase in installation and deployment services and a $3.1 million increase in professional services.
     The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated, including the presentation of prior periods to reflect the change in reportable segments:

	Six Months Ended April 30,				Increase
	2009	%*	2010	%*	(decrease)	%**
Revenue:
Packet Optical Transport	$143,636	46.2	$181,159	42.2	$37,523	26.1
Packet Optical Switching	87,338	28.0	55,832	13.0	(31,506)	(36.1)
Carrier Ethernet Service Delivery	22,884	7.3	115,245	26.8	92,361	403.6
Software and Services	57,743	18.5	77,111	18.0	19,368	33.5

Consolidated revenue	$311,601	100.0	$429,347	100.0	$117,746	37.8

*	Denotes % of total revenue

**	Denotes % change from fiscal 2009 to fiscal 2010
•	Packet-Optical Transport revenue for fiscal 2010 reflects the addition of $35.4 million in revenue from the MEN Business and an increase of $2.1 million related to Ciena’s pre-acquisition portfolio. Revenue reflects the addition of $16.2 million related to OME 6500 and $14.2 million related to OM 5200, as well as a $15.6 million increase in sales of CN 4200. These increases offset a $12.3 million decrease in CoreStream revenue, reflecting in part, the long life cycle of this platform and the ongoing platform transition resulting from the MEN Acquisition.

•	Packet-Optical Switching revenue decreased reflecting a decline in CoreDirector revenue. Sales of Packet-Optical Switching products reflect principally our CoreDirector platform, which has a concentrated customer base and few significant purchasers. As a result, revenue can fluctuate considerably depending upon individual customer purchasing decisions.

•	Carrier Ethernet Service Delivery revenue increased significantly, reflecting sales of switching and aggregation products in support of wireless backhaul deployments.

•	Software and Services revenue increased primarily due to a $14.7 million increase in maintenance support revenue, a $3.6 million increase in professional services and a $2.5 million increase installation and deployment services.
Segment Profit (Loss)
     The table below (in thousands, except percentage data) sets forth the changes in our segment profit (loss), including the presentation of prior periods to reflect the change in reportable segments, for the respective periods:

	Quarter Ended April 30,
			Increase
	2009	2010	(decrease)	%**
Segment profit (loss):
Packet-Optical Transport	$(3,548)	$(6,595)	$(3,047)	85.9
Packet-Optical Switching	14,559	5,467	(9,092)	(62.4)
Carrier Ethernet Service Delivery	(4,295)	25,972	30,267	(704.7)
Software and Services	4,522	8,956	4,434	98.1

**	Denotes % change from 2009 to 2010
•	Packet-Optical Transport segment loss increased due to higher research and development costs, in part due to the MEN Acquisition, partially offset by increased sales volume and gross margin.

•	Packet-Optical Switching segment profit decreased due to lower sales volume and increased research and development costs.

•	Carrier Ethernet Service Delivery segment profit increased due to significantly higher sales volume and improved gross margin, partially offset by increased research and development costs.

•	Software and Services segment profit increased due to increased sales volume and improved gross margin, partially offset by increased research and development costs.
     The table below (in thousands, except percentage data) sets forth the changes in our segment profit (loss), including the presentation of prior periods to reflect the change in reportable segments, for the respective periods:

	Six Months Ended April 30,
			Increase
	2009	2010	(decrease)	%**
Segment profit (loss):
Packet-Optical Transport	$7,474	$13,528	$6,054	81.0
Packet-Optical Switching	32,882	3,429	(29,453)	(89.6)
Carrier Ethernert Service Delivery	(14,898)	34,854	49,752	(334.0)
Software and Services	10,923	12,116	1,193	10.9

**	Denotes % change from 2009 to 2010
•	Packet-Optical Transport segment profit increased due to higher sales volume and improved gross margin, partially offset by higher research and development costs, in part due to the MEN Acquisition.

•	Packet-Optical Switching segment profit decreased due to lower sales volume and increased research and development costs.

•	Carrier Ethernet Service Delivery segment profit increased due to significantly higher sales volume and improved gross margin.

•	Software and Services segment profit increased due to higher sales volume and improved gross margin, partially offset by increased research and development costs.
Liquidity and Capital Resources
     At April 30, 2010, our principal sources of liquidity were cash and cash equivalents and short-term investments, which principally represent U.S. treasuries. The following table summarizes our cash and cash equivalents and investments (in thousands):

	October 31,	April 30,	Increase
	2009	2010	(decrease)
Cash and cash equivalents	$485,705	$584,229	$98,524
Short-term investments in marketable debt securities	563,183	29,537	(533,646)
Long-term investments in marketable debt securities	8,031	—	(8,031)

Total cash and cash equivalents and investments in marketable debt securities	$1,056,919	$613,766	$(443,153)

     The decrease in total cash and cash equivalents and investments during the first six months of fiscal 2010 was primarily related to our payment of $711.9 million related to the purchase price for the MEN Acquisition, partially offset by our receipt of $369.7 million in net proceeds from the private placement of $375.0 million in aggregate principal amount of 4.0% Convertible Senior Notes due March 15, 2015. As described in “Operating Activities” below, $73.2 million of cash was used in operating activities, reflecting payments of approximately $54.5 million related to acquisition and integration activities. See Notes 3 and 15 to the Condensed Consolidated Financial Statements under Item 1 of Part I of this report for more information regarding the MEN Acquisition and our convertible notes offering.
     Based on past performance and current expectations, we believe that our cash and cash equivalents, investments and cash generated from operations will satisfy our working capital needs, capital expenditures, and other liquidity requirements associated with our existing operations through at least the next 12 months.
     The following sections review the significant activities that had an impact on our cash during the first six months of fiscal 2010.

Operating Activities
     The following tables set forth (in thousands) components of our cash generated from operating activities during the period:
     Net loss

Six Months Ended
April 30,
2010
Net loss	$(143,342)

     Our net loss during the first six months of fiscal 2010 included the significant non-cash items summarized in the following table (in thousands):

Six Months Ended
April 30,
2010
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	$13,543
Share-based compensation costs	16,799
Amortization of intangible assets	33,618
Provision for inventory excess and obsolescence	7,100
Provision for warranty	8,847

Total significant non-cash charges	$79,907

     Accounts Receivable, Net
     Excluding the addition of $7.5 million of accounts receivable recorded in connection with the MEN Acquisition, cash used by accounts receivable, net of allowance for doubtful accounts, during the first six months of fiscal 2010 was $53.3 million. Our days sales outstanding (DSOs) increased from 67 days for the first six months of fiscal 2009 to 75 days for the first six months of fiscal 2010. Our DSOs increased due to a larger proportion of shipments occurring later in our second quarter of fiscal 2010.
     The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts, from the end of fiscal 2009 through the end of the second quarter of fiscal 2010:

	October 31,	April 30,	Increase
	2009	2010	(decrease)
Accounts receivable, net	$118,251	$178,959	$60,708

     Inventory
     Excluding the addition of $114.2 million of inventory recorded in connection with the MEN Acquisition, cash consumed by inventory during the first six months of fiscal 2010 was $38.3 million. Our inventory turns decreased from 3.1 turns during the first six months of fiscal 2009 to 1.7 turns for the first six months of fiscal 2010. This reduction relates principally to the significant additional inventory from the MEN Acquisition, as compared to the product cost of goods sold for that portion of the second quarter following the completion of this transaction and is not indicative of our expectation for a full quarter’s results or the business going forward.
     During the first six months of fiscal 2010, changes in inventory reflect a $7.1 million reduction related to a non-cash provision for excess and obsolescence. The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2009 through the end of the second quarter of fiscal 2010:

	October 31,	April 30,	Increase
	2009	2010	(decrease)
Raw materials	$19,694	$21,309	$1,615
Work-in-process	1,480	3,958	2,478
Finished goods	90,914	236,135	145,221

Gross inventory	112,088	261,402	149,314
Provision for inventory excess and obsolescence	(24,002)	(27,997)	(3,995)

Inventory	$88,086	$233,405	$145,319

     Accounts payable, accruals and other obligations
     Excluding the addition of $39.0 million of accounts payable, accruals and other obligations recorded in connection with the MEN Acquisition, cash generated in operations related to accounts payable, accruals and other obligations during the first six months of fiscal 2010 was $83.5 million.
     During the first six months of fiscal 2010, we had non-operating cash accounts payable decreases of $0.8 million related to equipment purchases and an increase of $5.0 million related to debt issuance costs. Changes in accrued liabilities reflect non-cash provisions of $8.8 million related to warranties. The following table sets forth (in thousands) changes in our accounts payable, accruals and other obligations from the end of fiscal 2009 through the end of the second quarter of fiscal 2010:

	October 31,	April 30,	Increase
	2009	2010	(decrease)
Accounts payable	$53,104	$105,138	$52,034
Accrued liabilities	103,349	185,808	82,459
Restructuring liabilities	9,605	9,807	202
Other long-term obligations	8,554	9,413	859

Accounts payable, accruals and other obligations	$174,612	$310,166	$135,554

     Interest Payable on Convertible Notes
     Interest on our outstanding 0.25% convertible senior notes, due May 1, 2013, is payable on May 1 and November 1 of each year. We paid $0.4 million in interest on these convertible notes during the first six months of fiscal 2010.
     Interest on our outstanding 4.0% convertible senior notes, due March 15, 2015, is payable on March 15 and September 15 of each year. Our initial interest payment on these notes will be due on September 15, 2010.
     Interest on our outstanding 0.875% convertible senior notes, due June 15, 2017, is payable on June 15 and December 15 of each year. We paid $2.2 million in interest on these convertible notes during the first six months of fiscal 2010.
     The indentures governing our outstanding convertible notes do not contain any financial covenants. The indentures provide for customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. See Note 15 to the Condensed Consolidated Financial Statements under Item 1 of Part I of this report for more information regarding our outstanding convertible notes.
     The following table reflects (in thousands) the balance of interest payable and the change in this balance from the end of fiscal 2009 through the end of the second quarter of fiscal 2010:

	October 31,	April 30,	Increase
	2009	2010	(decrease)
Accrued interest payable	$2,045	$3,965	$1,920

     Deferred revenue
     Excluding the addition of $18.8 million of deferred revenue recorded in connection with the MEN Acquisition, deferred revenue decreased by $3.0 million during the first six months of fiscal 2010. Product deferred revenue represents payments received in advance of shipment and payments received in advance of our ability to recognize revenue. Services deferred revenue is related to payment for service contracts that will be recognized over the contract term. The following table reflects (in thousands) the balance of deferred revenue and the change in this balance from the end of fiscal 2009 through the end of the second quarter of fiscal 2010:

	October 31,	April 30,	Increase
	2009	2010	(decrease)
Products	$11,998	$13,265	$1,267
Services	63,935	78,426	14,491

Total deferred revenue	$75,933	$91,691	$15,758

Investing Activities
     During the first six months of fiscal 2010, we had net sales and maturities of approximately $604.2 million of available for sale securities. Investing activities also include our payment of the $711.9 million purchase price related to the MEN Acquisition. Investing activities also included the purchase of $63.6 million in marketable debt securities and the payment of approximately $18.3 million in equipment purchases. We also purchased an additional $0.6 million of equipment that was included in accounts payable. Purchases of equipment in accounts payable decreased by $0.8 million from the end of fiscal 2009.
Financing Activities
     On March 15, 2010, we completed a private placement of 4.0% Convertible Senior Notes due March 15, 2015 in aggregate principal amount of $375.0 million. The net proceeds from this offering during second quarter of fiscal 2010 were $369.7 million; however, we estimate that the final net proceeds from the offering will be approximately $364.3 million, after deducting the remaining payment of fees to one of the placement agents.
Contractual Obligations
     Significant changes to contractual obligations during the first six months of fiscal 2010 relate to purchase obligations and operating leases, principally for additional facilities, associated with the MEN Acquisition. Changes to interest and principal due on convertible notes relate to our private placement, during the second quarter of fiscal 2010, of 4.0% Convertible Senior Notes due March 15, 2015 in aggregate principal amount of $375.0 million. The following is a summary of our future minimum payments under contractual obligations as of April 30, 2010 (in thousands):

		Less than	One to	Three to
	Total	one year	three years	five years	Thereafter
Interest due on convertible notes	$110,420	$20,120	$40,240	$39,123	$10,937
Principal due at maturity on convertible notes	1,173,000	—	—	673,000	500,000
Operating leases (1)	104,681	24,798	32,465	22,199	25,219
Purchase obligations (2)	168,321	168,321	—	—	—
Transition service obligations (3)	23,392	23,392	—	—	—

Total (4)	$1,579,814	$236,631	$72,705	$734,322	$536,156

(1)	The amount for operating leases above does not include insurance, taxes, maintenance and other costs required by the applicable operating lease. These costs are variable and are not expected to have a material impact.

(2)	Purchase obligations relate to purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of the amount reported above relates to firm, non-cancelable and unconditional obligations.

(3)	Transition service obligations represent the non-cancelable portion of fees under the transition service agreement. See “Overview — Integration Activities and Expense.”

(4)	As of April 30, 2010, we also had approximately $6.8 million of other long-term obligations in our condensed consolidated balance sheet for unrecognized tax positions that are not included in this table because the periods of cash settlement with the respective tax authority cannot be reasonably estimated.
     Some of our commercial commitments, including some of the future minimum payments set forth above, are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of April 30, 2010 (in thousands):

		Less than	One to	Three to
	Total	one year	three years	five years
Standby letters of credit	$31,899	$28,006	$3,189	$704

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
     We apply the percentage of completion method to long term arrangements where we are required to undertake significant production customizations or modification, and reasonable and reliable estimates of revenue and cost are available. Utilizing the percentage of completion method, we recognize revenue based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred. In instances that do not meet the percentage of completion method criteria, recognition of revenue is deferred until there are no uncertainties regarding customer acceptance. If circumstances arise that change the original estimates of revenue, costs, or extent of progress toward completion, revisions to the estimates are made. These revisions may result in increases or decreases in estimated revenue or costs, and such revisions are reflected in income in the period in which the circumstances that gave rise to the revision become known by management.
     Some of our communications networking equipment is integrated with software that is essential to the functionality of the equipment. Software revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. In instances where final acceptance of the product is specified by the customer, revenue is deferred until there are no uncertainties regarding customer acceptance.
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
     Our total deferred revenue for products was $12.0 million and $13.3 million as of October 31, 2009 and April 30, 2010, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $63.9 million and $78.4 million as of October 31, 2009 and April 30, 2010, respectively.
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
     Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measure of estimated fair value of our share-based compensation. See Note 17 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of April 30, 2010, total unrecognized compensation expense was: (i) $8.5 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 1.0 year; and (ii) $69.9 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.7 years.
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
Reserve for Inventory Obsolescence
     We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. Upon recognition of the write down, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. We recorded charges for excess and obsolete inventory of $8.8 million and $7.1 million in the first six months of fiscal 2009 and 2010, respectively. During fiscal 2009, these charges were primarily related to excess inventory due to a change in forecasted product sales. For the first six months of fiscal 2010, these charges were primarily related to excess and obsolete inventory charges relating to product rationalization decisions in connection with the MEN Acquisition. In an effort to limit our exposure to delivery delays and to satisfy customer needs we purchase inventory based on forecasted sales across our product lines. In addition, part of our research and development strategy is to promote the convergence of similar features and functionalities across our product lines. Each of these practices exposes us to the risk that our customers will not order products for which we have forecasted sales, or will purchase less than we have forecasted. Historically, we have experienced write downs due to changes in strategic direction, discontinuance of a product and declines in market conditions. If actual market conditions worsen or differ from those we have assumed, if there is a sudden and significant decrease in demand for our products, or if there is a higher incidence of inventory obsolescence due to a rapid change in technology, we may be required to take additional inventory write-downs, and our gross margin could be adversely affected. Our inventory net of allowance for excess and obsolescence was $88.1 million and $233.4 million as of October 31, 2009 and April 30, 2010, respectively.
Restructuring
     As part of our restructuring costs, we provide for the estimated cost of the net lease expense for facilities that are no longer being used. The provision is equal to the fair value of the minimum future lease payments under our contracted lease obligations, offset by the fair value of the estimated sublease payments that we may receive. As of April 30, 2010, our accrued restructuring liability related to net lease expense and other related charges was $9.8 million. The total minimum remaining lease payments for these restructured facilities are $12.2 million. These lease payments will be made over the remaining lives of our leases, which range from nine months to nine years. If actual market conditions are different than those we have projected, we will be required to recognize additional restructuring costs or benefits associated with these facilities.
Allowance for Doubtful Accounts Receivable
     Our allowance for doubtful accounts receivable is based on management’s assessment, on a specific identification basis, of the collectibility of customer accounts. We perform ongoing credit evaluations of our customers and generally have not required collateral or other forms of security from customers. In determining the appropriate balance for our allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectibility. In doing so, we consider creditworthiness, payment history, account activity and communication with such customer. If a customer’s financial condition changes, or if actual defaults are higher than our historical experience, we may be required to take a charge for an allowance for doubtful accounts receivable which could have an adverse impact on our results of operations. Our accounts receivable net of allowance for doubtful accounts was $118.3 million and $179.0 million as of October 31, 2009 and April 30, 2010, respectively. Our allowance for doubtful accounts as of October 31, 2009 and April 30, 2010 was $0.1 million.
Goodwill
     Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our acquisitions. We test goodwill for impairment on an annual basis, which we have determined to be the last business day of fiscal September each year. We also test goodwill for impairment between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The first step is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. A non-cash goodwill impairment charge would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period. At April 30, 2010, we had $40.0 million in goodwill, assigned to our Packet-Optical Transport reporting unit. All of the goodwill on our Condensed Consolidated Balance Sheet as of April 30, 2010 is a result of the acquisition of the MEN Business. See Note 4 to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report for information relating to our interim impairment assessment during fiscal 2009.
Long-lived Assets
     Our long-lived assets include: equipment, furniture and fixtures; finite-lived intangible assets; indefinite-lived intangible assets; and maintenance spares. As of October 31, 2009 and April 30, 2010 these assets totaled $154.7 million and $682.4 million, net, respectively. We test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount is not recoverable from its undiscounted cash flows. Our long-lived assets are assigned to our reporting units which represents the lowest level for which we identify cash flows.
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
Derivatives
     Our 4% convertible senior notes include a redemption feature that is accounted for as a separate embedded derivative. The embedded redemption feature is bifurcated from these notes using the “with-and-without” approach. As such, the total value of the embedded redemption feature is calculated as the difference between the value of these notes (the “Hybrid Instrument”) and the value of an identical instrument without the embedded redemption feature (the “Host Instrument”). Both the Host Instrument and the Hybrid Instrument are valued using a modified binomial model. The modified binomial model utilizes, a risk free interest rate, an implied volatility of Ciena’s stock, the recovery rates of bonds, and the implied default intensity of the 4.0% convertible senior notes. The embedded redemption feature is recorded at fair value on a recurring basis and these changes are included in interest and other income (expense), net on the Condensed Consolidated Statement of Operations.
Deferred Tax Valuation Allowance
     As of April 30, 2010, we have recorded a valuation allowance offsetting nearly all our net deferred tax assets of $1.3 billion. When measuring the need for a valuation allowance, we assess both positive and negative evidence regarding the realizability of these deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as our operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, our cumulative loss during this three-year period represents sufficient negative evidence regarding the need for nearly a full valuation allowance. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income or as an adjustment to paid-in capital, based on tax ordering requirements.
Warranty
     Our liability for product warranties, included in other accrued liabilities, was $40.2 million and $64.7 million as of October 31, 2009 and April 30, 2010, respectively. Our products are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties was $9.2 million and $8.8 million for the first six months of fiscal 2009 and 2010, respectively. The provision for warranty claims may fluctuate on a quarterly basis depending upon the mix of products and customers in that period. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. An increase in warranty claims or the related costs associated with satisfying these warranty obligations could increase our cost of sales and negatively affect our gross margin.

Uncertain Tax Positions
     We account for uncertainty in income tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. As of April 30, 2010, we had $1.3 million and $6.8 million recorded as current and long-term obligations, respectively, related to uncertain tax positions. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.
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
     Interest Rate Sensitivity. We maintain a short-term and long-term investment portfolio. See Notes 6 and 7 to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report for information relating to these investments and their fair value. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percentage points from current levels, the fair value of the portfolio would decline by approximately $0.2 million.
     Foreign Currency Exchange Risk. As a global concern, we face exposure to adverse movements in foreign currency exchange rates. Historically, our sales have primarily been denominated in U.S. dollars and the impact of foreign currency fluctuations on revenue has not been material. As a result of our increased global presence from the MEN Acquisition, we expect that a larger percentage of our revenue will be non-U.S. dollar denominated, with increased sales denominated in Canadian Dollars and Euros. As a result, if the U.S. dollar strengthens against these currencies, our revenues could be adversely affected in our non-U.S. dollar denominated sales. For our U.S. dollar denominated sales, an increase in the value of the U.S. dollar would increase the real cost to our customers of our products in markets outside the United States.
     With regard to operating expense, our primary exposures to foreign currency exchange risk are related to non-U.S. dollar denominated operating expense in Canadian Dollars, British Pounds, Euros and Indian Rupees. During the first six months of fiscal 2010, approximately 75.2% of our operating expense was U.S. dollar denominated.
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
     For the six months of fiscal 2010, research and development, sales and marketing, and general and administrative expenses, were negatively affected by approximately $6.4 million, $0.2 million, and $0.2 million, respectively, due to unfavorable foreign exchange rates related to the weakening of the U.S. dollar in relation to the Canadian Dollar, partially offset by favorable foreign exchange rates related to the strengthening of the U.S. dollar in relation to the Euro.
     As of April 30, 2010, our assets and liabilities related to non-dollar denominated currencies were primarily related to intercompany payables and receivables.
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
     As described above, we acquired the MEN Business on March 19, 2010. We have not fully evaluated the internal control over financial reporting of the acquired MEN Business and, as permitted by SEC rules and regulations, will exclude the MEN Business from our evaluation of the effectiveness of the internal control over financial reporting from our Annual Report on Form 10-K for fiscal 2010. The MEN Business will be part of our evaluation of the effectiveness of internal control over financial reporting in our Annual Report on Form 10-K for our fiscal year ending October 31, 2011, in which report we will be initially required to include the acquired business in our annual assessment.
Changes in Internal Control over Financial Reporting
     There were no changes in Ciena’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, Ciena’s internal control over financial reporting.
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
     As a result of our June 2002 merger with ONI Systems Corp., Ciena became a defendant in a securities class action lawsuit filed in the United States District Court for the Southern District of New York in August 2001. The complaint named ONI, certain former ONI officers, and certain underwriters of ONI’s initial public offering (IPO) as defendants, and alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements in ONI’s registration statement and by engaging in manipulative practices to artificially inflate ONI’s stock price after the IPO. The complaint also alleges that ONI and the named former officers violated the securities laws by failing to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The former ONI officers have been dismissed from the action without prejudice. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. On October 6, 2009, the Court entered an opinion granting final approval to a settlement among the plaintiffs, issuer defendants and underwriter defendants, and directing that the Clerk of the Court close these actions. Notices of appeal of the opinion granting final approval have been filed. A description of this litigation and the history of the proceedings can be found in “Item 3. Legal Proceedings” of Part I of Ciena’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 2009. No specific amount of damages has been claimed in this action. Due to the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain.
     In addition to the matters described above, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material effect on our results of operations, financial position or cash flows.

Item 1A. Risk Factors
Risks relating to our Acquisition of the Nortel Metro Ethernet Networks (MEN) Business
     During the second quarter of fiscal 2010, we completed our acquisition of the MEN Business. Business combinations of the scale and complexity of this transaction involve a high degree of risk. You should consider the following risk factors before investing in our securities.
We may fail to realize the anticipated benefits and operating synergies expected from the MEN Acquisition, which could adversely affect our operating results and the market price of our common stock.
     The success of the MEN Acquisition will depend, in significant part, on our ability to successfully integrate the acquired business, grow the combined business’s revenue and realize the anticipated strategic benefits and operating synergies from the combination. We believe that the addition of the MEN Business will accelerate the execution of our corporate and product development strategy, enable us to compete with larger equipment providers and provide opportunities to optimize our product development investment. Achieving these goals requires growth of the revenue of the MEN Business and realization of the targeted sales synergies from our combined customer bases and solutions offerings. This growth and the anticipated benefits of the transaction may not be realized fully or at all, or may take longer to realize than we expect. Actual operating, technological, strategic and sales synergies, if achieved at all, may be less significant than we expect or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and operating synergies of the MEN Acquisition within a reasonable time following the closing, our results of operations and the value of Ciena’s common stock may be adversely affected.
The MEN Acquisition will result in significant integration costs and any material delays or unanticipated additional expense may harm our business and results of operations.
     The complexity and magnitude of the integration effort associated with the MEN Acquisition will be significant and will require that Ciena fund significant capital and operating expense to support the integration of the combined operations. We currently expect that integration expense associated with equipment and information technology, transaction expense, and consulting and third party service fees associated with integration, will be approximately $180.0 million over a two-year period, with a significant portion of such costs anticipated to be incurred during fiscal 2010. We expect to incur additional costs as we build up internal resources, including headcount, facilities and information systems, or engage third party providers, while we continue to rely upon and transition away from support services provided by an affiliate of Nortel during a transition period. In addition to these transition costs, we also expect to incur expense relating to, among other things, restructuring and increased amortization of intangibles and inventory obsolescence charges. Any material delays or unanticipated additional expense associated with integration activities may harm our business and results of operations.
The integration of the MEN Business is a complex undertaking, involving a number of operational risks, and disruptions or delays could significantly harm our business and results of operations.
     Because of the structure of the transaction as an asset carve out from Nortel, we will not be integrating an entire enterprise, with the back-office systems and processes that support the operation of the business. We will be required to add resources and build new organizational capacity, grow Ciena’s existing infrastructure, or retain third party services to ensure business continuity and to support and scale our business. As noted below, we are currently relying upon an affiliate of Nortel to provide critical business support services for a transition period and will ultimately have to transfer these activities to internal or other third party resources. As a result, integrating the operations of the MEN Business will be extremely complex and we could encounter material disruptions, delays or unanticipated costs. Successful integration involves numerous risks, including:
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
     Disruptions or delays associated with these and other risks encountered in the integration process could have a material adverse effect on our business and results of operations.
We rely upon an affiliate of Nortel to perform certain critical business support services and there can be no assurance that such services will be performed timely and effectively.
     We currently rely upon an affiliate of Nortel for certain key business support services related to the operation and continuity of the MEN Business. These services will be transferred to and taken over by our organization over time as we build up the capability and capability to do so. These services include key finance and accounting functions, supply chain and logistics management, maintenance and product support services, order management and fulfillment, trade compliance, and information technology services. These transition services are costly and we could incur approximately $94.0 million per year, if all of the transition services are used for a full year. Relying upon the transition services provider to perform critical operations and services raises a number of significant business and operational risks. The transition service provider also performs services on behalf of other purchasers of the businesses that Nortel has recently divested. There is no assurance the provider will serve as an effective support partner for all of the Nortel purchasers and we face risks associated with the provider’s ability to retain experienced and knowledgeable personnel as Ciena and other purchasers wind down support services. Ciena’s administration and oversight of these transition services is complex, requires significant resources and presents issues related to the segregation of duties and information among the purchasers. In particular, the wind down and transfer to Ciena or other third parties of these critical services is a complex undertaking and may be disruptive to our business and operations. Significant disruption in business support services, the transfer of these activities to Ciena or unanticipated costs related to such services could adversely affect our business and results of operations.
The MEN Acquisition may expose us to significant unanticipated liabilities that could adversely affect our business and results of operations.
     Our purchase of the MEN Business may expose us to significant unanticipated liabilities relating to the operation of the Nortel business. These liabilities could include employment, retirement or severance-related obligations under applicable law or other benefits arrangements, legal claims, warranty or similar liabilities to customers, and claims by or amounts owed to vendors, including as a result of any contracts assigned to Ciena. We may also incur liabilities or claims associated with our acquisition or licensing of Nortel’s technology and intellectual property including claims of infringement. Particularly in international jurisdictions, our acquisition of the MEN Business, or our decision to independently enter new international markets where Nortel previously conducted business, could also expose us to tax liabilities and other amounts owed by Nortel. The incurrence of such unforeseen or unanticipated liabilities, should they be significant, could have a material adverse affect on our business, results of operations and financial condition.
The MEN Acquisition may cause dilution to our earnings per share, which may harm the market price of our common stock.
     A number of factors, including lower than anticipated revenue and gross margin of the MEN Business, or fewer operating synergies of the combined operations, could cause dilution to our earnings per share or decrease or delay the accretive effect of the MEN Acquisition. We could also encounter unanticipated or additional integration-related costs or fail to realize all of the benefits of the MEN Acquisition that underlie our financial model and expectations for future growth and profitability. These and other factors could cause dilution to our earnings per share or decrease or delay the expected financial benefits of the MEN Acquisition and cause a decrease in the price of our common stock.
The complexity of the integration and transition associated with the MEN Acquisition, together with Ciena’s increased scale and global presence, may affect our internal control over financial reporting and our ability to effectively and timely report our financial results.
     We currently rely upon a combination of Ciena information systems and critical transition services provided by an affiliate of Nortel to accurately and effectively compile and report our financial results. The additional scale of our operations, together with the complexity of the integration effort, including changes to or implementation of critical information technology systems and reliance upon third party transition services, may adversely affect our ability to report our financial results on a timely basis. In addition, we have had to train new employees and third party providers, and assume operations in jurisdictions where we have not previously had operations. We expect that the MEN Acquisition may necessitate significant modifications to our internal control systems, processes and information systems, both on a transition basis, and over the longer-term as we fully integrate the combined company. We cannot be certain that changes to our design for internal control over financial reporting, or the controls utilized by other third parties, will be sufficient to enable management or our independent registered public accounting firm to determine that our internal controls are effective for any period, or on an ongoing basis. If we are unable to accurately and timely report our financial results, or are unable to assert that our internal controls over financial reporting are effective, our business and market perception of our financial condition may be harmed and the trading price of our stock may be adversely affected.
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
     Broad macroeconomic weakness has previously resulted in sustained periods of decreased demand for our products and services that have adversely affected our operating results. In response to these conditions, many of our customers significantly reduced their network infrastructure expenditures as they sought to conserve capital, reduce debt or address uncertainties or changes in their own business models brought on by broader market challenges. While we have seen some signs of recovering market conditions in North America, we continue to experienced depressed demand and lower customer spending in Europe as economic uncertainty and volatile macroeconomic conditions persist. Continuing or increased challenging economic and market conditions could result in:
•	difficulty forecasting, budgeting and planning due to limited visibility into the spending plans of current or prospective customers;

•	increased competition for fewer network projects and sales opportunities;

•	increased pricing pressure, that may adversely affect revenue and gross margin;

•	higher overhead costs as a percentage of revenue;

•	increased risk of charges relating to excess and obsolete inventories and the write off of other intangible assets; and

•	customer financial difficulty and increased difficulty in collecting accounts receivable.
     Our business and operating results could be materially affected by periods of unfavorable macroeconomic and market conditions, globally or specific to a particular region where we operate, and any resulting reductions in the level of capital expenditure by our customers.
A small number of communications service providers account for a significant portion of our revenue. The loss of any of these customers, or a significant reduction in their spending, would have a material adverse effect on our business and results of operations.
     A significant portion of our revenue is concentrated among a relatively small number of communications service providers. Eight customers accounted for greater than 60% of our revenue in fiscal 2009, including AT&T, which represented approximately 19.6% of fiscal 2009 revenue. Consequently, our financial results are closely correlated with the spending of a relatively small number of service providers and are significantly affected by market or industry changes that affect their businesses. The terms of our frame contracts generally do not obligate these customers to purchase any minimum or specific amounts of equipment or services. Because their spending may be unpredictable and sporadic, our revenue and operating results can fluctuate on a quarterly basis. Reliance upon a relatively small number of customers increases our exposure to changes in their network and purchasing strategies. Some of our customers are pursuing efforts to outsource the management and operation of their networks, or have indicated a procurement strategy to reduce or rationalize the number of vendors from which they purchase equipment. These strategies may present challenges to our business and could benefit our larger competitors. Our concentration in revenue has increased in recent years, in part, as a result of consolidations among a number of our largest customers. Consolidations may increase the likelihood of temporary or indefinite reductions in customer spending or changes in network strategy that could harm our business and operating results. The loss of one or more large service provider customers, or a significant reduction in their spending, as a result of the factors above or otherwise, would have a material adverse effect on our business, financial condition and results of operations.
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
     Additional factors that contribute to fluctuations in our revenue and operating results include:
•	broader economic and market conditions affecting us and our customers;

•	changes in capital spending by large communications service providers;

•	the timing and size of orders, including our ability to recognize revenue under customer contracts;

•	variations in the mix between higher and lower margin products and services; and

•	the level of pricing pressure we encounter, particularly for our Packet-Optical Transport platforms.
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
     The markets in which we compete for sales of networking equipment, software and services are extremely competitive. Competition is particularly intense in attracting large carrier customers and securing new market opportunities with existing carrier customers. In an effort to secure new or long-term customers and capture market share, in the past we have and in the future we may agree to pricing or other terms that result in negative gross margins on a particular order or group of orders. The level of competition and pricing pressure that we face increases substantially during periods of macroeconomic weakness, constrained spending or fewer network projects. As a result of recent market conditions, we have experienced significant competition and increased pricing pressure, particularly for our Packet-Optical Transport products, as we and other vendors have sought to retain or grow market share.
     Competition in our markets, generally, is based on any one or a combination of the following factors: price, product features, functionality and performance, introduction of innovative network solutions, manufacturing capability and lead-times, incumbency and existing business relationships, scalability and the flexibility of products to meet the immediate and future network requirements of customers. A small number of very large companies have historically dominated our industry. These competitors have substantially greater financial and marketing resources, greater manufacturing capacity, broader product offerings and more established relationships with service providers and other potential customers than we do. Because of their scale and resources, they may be perceived to be better positioned to offer network operating or management service for large carrier customers. We expect that the acquired products and technologies, increased market share and global presence resulting from the MEN Acquisition will only intensify the level of competition that we face, particularly from larger vendors. We also compete with a number of smaller companies that provide significant competition for a specific product, application, customer segment or geographic market. Due to the narrower focus of their efforts, these competitors may achieve commercial availability of their products more quickly or may be more attractive to customers.
     Increased competition in our markets has resulted in aggressive business tactics, including:
•	significant price competition, particularly for our Packet-Optical Transport platforms;

•	customer financing assistance;

•	early announcements of competing products and extensive marketing efforts;

•	competitors offering equity ownership positions to customers;

•	competitors offering to repurchase our equipment from existing customers;

•	marketing and advertising assistance; and

•	intellectual property assertions and disputes.
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
     We rely upon third party contract manufacturers to perform the majority of the manufacturing of our products and components. We do not have contracts in place with some of our manufacturers, do not have guaranteed supply of components or manufacturing capacity and in some cases are utilizing temporary or transitional commercial arrangements intended to facilitate the integration of the MEN Business. Our reliance upon third party manufacturers could expose us to increased risks related to lead times, continued supply, on-time delivery, quality assurance and compliance with environmental standards and other regulations. Reliance upon third parties manufacturers exposes us to risks related to their operations, financial position, business continuity and continued viability, which may be adversely affected by broader macroeconomic conditions and difficulties in the credit markets. In an effort to drive cost reductions, we anticipate rationalizing our supply chain and third party contract manufacturers as part of the integration of the MEN Business into Ciena’s operations. There can be no assurance that these efforts, including any consolidation or reallocation the third party sourcing and manufacturing, will not ultimately result in additional costs or disruptions in our operations and business.
     We may also experience difficulties as a result of geopolitical events, military actions or health pandemics in the countries where our products or critical components are manufactured. Our product manufacturing principally takes place in Mexico, Canada, Thailand and China. Thailand is undergoing a period of instability and we have in the past experienced product shipment delays associated with political turmoil in Thailand, including a blockade of its main international airport. Significant disruptions in these countries affecting supply and manufacturing capacity, or other difficulties with our contract manufacturers would negatively affect our business and results of operations.
Investment of research and development resources in technologies for which there is not a matching market opportunity, or failure to sufficiently or timely invest in technologies for which there is market demand, would adversely affect our revenue and profitability.
     The market for communications networking equipment is characterized by rapidly evolving technologies and changes in market demand. We continually invest in research and development to sustain or enhance our existing products and develop or acquire new products technologies. Our current development efforts are focused upon the evolution of our CoreDirector Multiservice Optical Switch family, the expansion of our Carrier Ethernet Service Delivery and aggregation products, and 40G and 100G coherent technologies and capabilities for our Packet-Optical Transport platforms. There is often a lengthy period between commencing these development initiatives and bringing a new or improved product to market. During this time, technology preferences, customer demand and the market for our products may move in directions we had not anticipated. There is no guarantee that new products or enhancements will achieve market acceptance or that the timing of market adoption will be as predicted. There is a significant possibility, therefore, that some of our development decisions, including significant expenditures on acquisitions, research and development costs, or investments in technologies, will not turn out as anticipated, and that our investment in some projects will be unprofitable. There is also a possibility that we may miss a market opportunity because we failed to invest, or invested too late, in a technology, product or enhancement. Changes in market demand or investment priorities may also cause us to discontinue existing or planned development for new products or features, which can have a disruptive effect on our relationships with customers. These product development risks can be compounded in the context of a significant acquisition such as the MEN Business and decision making regarding our product portfolio and the significant development work required to integrate the combined product and software offerings. If we fail to make the right investments or fail to make them at the right time, our competitive position may suffer and our revenue and profitability could be harmed.
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
Product performance problems could also damage our business reputation and harm our prospects with potential customers. These consequences of product defects or quality problems, including any significant costs to remediate, could negatively affect our business and results of operations.
Network equipment sales to large communications service providers often involve lengthy sales cycles and protracted contract negotiations and may require us to assume terms or conditions that negatively affect our pricing, payment terms and the timing of revenue recognition.
     Our future success will depend in large part on our ability to maintain and expand our sales to large communications service providers. These sales typically involve lengthy sales cycles, protracted and sometimes difficult contract negotiations, and sales to service providers often involve extensive product testing and network certification, including network-specific or region-specific processes. We are sometimes required to agree to contract terms or conditions that negatively affect pricing, payment terms and the timing of revenue recognition in order to consummate a sale. During periods of macroeconomic or market weakness, these customers may request extended payment terms, vendor or third-party financing and other alternative purchase structures. These terms may, in turn, negatively affect our revenue and results of operations and increase our risk and susceptibility to quarterly fluctuations in our results. Service providers may ultimately insist upon terms and conditions that we deem too onerous or not in our best interest. Moreover, our purchase agreements generally do not require that a customer guarantee any minimum purchase level and customers often have the right to modify, delay, reduce or cancel previous orders. As a result, we may incur substantial expense and devote time and resources to potential relationships that never materialize or result in lower than anticipated sales.
Difficulties with third party component suppliers, including sole and limited source suppliers, could increase our costs and harm our business and customer relationships.
     We depend on third party suppliers for our product components and subsystems, as well as for equipment used to manufacture and test our products. Our products include key optical and electronic components for which reliable, high-volume supply is often available only from sole or limited sources. Increases in market demand or periods of economic weakness have previously resulted in shortages in availability for important components. Unfavorable economic conditions can affect our suppliers’ liquidity level and ability to continue to invest in their business and to stock components in sufficient quantity. We have experienced increased lead times and a higher incidence of component discontinuation. These difficulties with suppliers could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. We do not have any guarantee of supply from these third parties, and in many cases relating to the MEN Business, are relying upon temporary or transitional commercial arrangements intended to facilitate the integration. As a result, there is no assurance that we will be able to secure the components or subsystems that we require in sufficient quantity and quality on reasonable terms. The loss of a source of supply, or lack of sufficient availability of key components, could require that we locate an alternate source or redesign our products, each of which could increase our costs and negatively affect our product gross margin and results of operations. Our business and results of operations would be negatively affected if we were to experience any significant disruption of difficulties with key suppliers affecting the price, quality, availability or timely delivery of required components.
We may not be successful in selling our products into new markets and developing and managing new sales channels.

     We expanded our geographic presence significantly as a result of the MEN Acquisition, and we continue to take steps to sell our products into new geographic markets outside of our traditional markets and to a broader customer base, including other large communications service providers, enterprises, cable operators, wireless operators and federal, state and local governments. In many cases, we have less experience in these markets and customers have less familiarity with our company. To succeed in some of these markets we believe we must develop and manage new sales channels and distribution arrangements. We expect these relationships to be an important part of our business internationally as well as for sales to federal, state and local governments. Failure to manage additional sales channels effectively would limit our ability to succeed in these new markets and could adversely affect our ability to expand our customer base and grow our business.
We may experience delays in the development of our products that may negatively affect our competitive position and business.
     Our products are based on complex technology, and we can experience unanticipated delays in developing, manufacturing or deploying them. Each step in the development life cycle of our products presents serious risks of failure, rework or delay, any one of which could affect the cost-effective and timely development of our products. The development of our products, including the integration of the products acquired from the MEN Business into our portfolio and the development of an integrated software tool to manage the combined portfolio, present significant complexity. In addition, intellectual property disputes, failure of critical design elements, and other execution risks may delay or even prevent the release of these products. Delays in product development may affect our reputation with customers and the timing and level of demand for our products. If we do not develop and successfully introduce products in a timely manner, our competitive position may suffer and our business, financial condition and results of operations would be harmed.
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
     We have previously taken steps, including reductions in force, office closures, and internal reorganizations to reduce the size and cost of our operations and to better match our resources with market opportunities. We may take similar steps in the future, particularly as we seek to realize operating synergies and cost reductions associated with our recent acquisition of the MEN Business. These changes could be disruptive to our business and may result in significant expense including accounting charges for inventory and technology-related write-offs, workforce reduction costs and charges relating to consolidation of excess facilities. Substantial expense or charges resulting from restructuring activities could adversely affect our results of operations in the period in which we take such a charge.
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
Our intellectual property rights may be difficult and costly to enforce.
     We generally rely on a combination of patents, copyrights, trademarks and trade secret laws to establish and maintain proprietary rights in our products and technology. Although we have been issued numerous patents and other patent applications are currently pending, there can be no assurance that any of these patents or other proprietary rights will not be challenged, invalidated or circumvented or that our rights will provide us with any competitive advantage. In addition, there can be no assurance that patents will be issued from pending applications or that claims allowed on any patents will be sufficiently broad to protect our technology. Further, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States.
     We are subject to the risk that third parties may attempt to use our intellectual property without authorization. Protecting against the unauthorized use of our products, technology and other proprietary rights is difficult, time-consuming and expensive, and we cannot be certain that the steps that we are taking will prevent or minimize the risks of such unauthorized use. Litigation may be necessary to enforce or defend our intellectual property rights or to determine the validity or scope of the proprietary rights of others. Such litigation could result in substantial cost and diversion of management time and resources, and there can be no assurance that we will obtain a successful result. Any inability to protect and enforce our intellectual property rights, despite our efforts, could harm our ability to compete effectively.
We may incur significant costs in response to claims by others that we infringe their intellectual property rights.
     From time to time third parties may assert claims or initiate litigation or other proceedings related to patent, copyright, trademark and other intellectual property rights to technologies and related standards that are relevant to our business. These assertions have increased over time due to our growth, the increased number of products and competitors in the communications network equipment industry and the corresponding overlaps, and the general increase in the rate of patent claims assertions, particularly in the United States. Asserted claims, litigation or other proceedings can include claims against us or our manufacturers, suppliers or customers, alleging infringement of third party proprietary rights with respect our existing or future products and technology or components of those products. Regardless of the merit of these claims, they can be time-consuming, divert the time and attention of our technical and management personnel, and result in costly litigation. These claims, if successful, can require us to:
•	pay substantial damages or royalties;

•	comply with an injunction or other court order that could prevent us from offering certain of our products;

•	seek a license for the use of certain intellectual property, which may not be available on commercially reasonable terms or at all;

•	develop non-infringing technology, which could require significant effort and expense and ultimately may not be successful; and

•	indemnify our customers pursuant to contractual obligations and pay damages on their behalf.
Any of these events could adversely affect our business, results of operations and financial condition.
     Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions, as we have a lower level of visibility into the development process with respect to such technology or the steps taken to safeguard against the risks of infringing the rights of third parties.
Our international scale could expose our business to additional risks and expense and adversely affect our results of operations.
     We market, sell and service our products globally and rely upon a global supply chain for sourcing of important components and manufacturing of our products. International operations are subject to inherent risks, including:
•	effects of changes in currency exchange rates;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulties and costs of staffing and managing foreign operations;

•	the impact of economic conditions in countries outside the United States;

•	less protection for intellectual property rights in some countries;

•	adverse tax and customs consequences, particularly as related to transfer-pricing issues;

•	social, political and economic instability;

•	higher incidence of corruption;

•	trade protection measures, export compliance, domestic preference procurement requirements, qualification to transact business and additional regulatory requirements; and

•	natural disasters, epidemics and acts of war or terrorism.
     We expect that we may enter new markets and withdraw from or reduce operations in others. In some countries, our success will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements could adversely affect our business and operations. Our global operations may result in increased risk and expense to our business and could give rise to unanticipated liabilities or difficulties that could adversely affect our operations and financial results.
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
     We have entered into agreements with strategic partners that permit us to distribute their products or technology. We may rely upon these relationships to add complementary products or technologies, diversify our product portfolio, or address a particular customer or geographic market. We may enter into additional original equipment manufacturer (OEM), resale or similar arrangements in the future, including in support of our selection as a domain supply partner with AT&T. We may incur unanticipated costs or difficulties relating to our resale of third party products. Our third party relationships could expose us to risks associated with the business and viability of such partners, as well as delays in their development, manufacturing or delivery of products or technology. We may also be required by customers to assume warranty, indemnity, service and other commercial obligations greater than the commitments, if any, made to us by our technology partners. Some of our strategic partners are relatively small companies with limited financial resources. If they are unable to satisfy their obligations to us or our customers, we may have to expend our own resources to satisfy these obligations. Exposure to the risks above could harm our reputation with key customers and negatively affect our business and our results of operations.
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
     Competition to attract and retain highly skilled technical, engineering and other personnel with experience in our industry is intense and our employees have been the subject of targeted hiring by our competitors. We may experience difficulty retaining and motivating existing employees and attracting qualified personnel to fill key positions. As a result of the MEN Acquisition, employees may experience uncertainty, real or perceived, about their role with Ciena as strategies and initiatives relating to combined operations are announced or executed. Because we rely upon equity awards as a significant component of compensation, particularly for our executive team, a lack of positive performance in our stock price, reduced grant levels, or changes to our compensation program may adversely affect our ability to attract and retain key employees. It may be difficult to replace members of our management team or other key personnel, and the loss of such individuals could be disruptive to our business. In addition, none of our executive officers is bound by an employment agreement for any specific term. If we are unable to attract and retain qualified personnel, we may be unable to manage our business effectively and our operations and results of operations could suffer.
We may be adversely affected by fluctuations in currency exchange rates.
     As a global concern, we face exposure to adverse movements in foreign currency exchange rates. Historically, our sales have primarily been denominated in U.S. dollars. As a result of our increased global presence from the MEN Acquisition, we expect that a larger percentage of our revenue will be non-U.S. dollar denominated and therefore subject to foreign currency fluctuation. In addition, we face exposure to currency exchange rates as a result of our non-U.S. dollar denominated operating expense in Europe, Asia, Latin America and Canada. We have previously hedged against currency exposure associated with anticipated foreign currency cash flows and may do so in the future. There can be no assurance that these hedging instruments will be effective and losses associated with these instruments or fluctuations and the adverse effect of foreign currency exchange rate fluctuation may negatively affect our results of operations.
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
Our business is dependent upon the proper functioning of our internal business processes and information systems and modifications to integrate the MEN Business or support future growth may disrupt our business, operating processes and internal controls.
     The successful operation of various internal business processes and information systems is critical to the efficient operation of our business. If these systems fail or are interrupted, our operations may be adversely affected and operating results could be harmed. Our business processes and information systems need to be sufficiently scalable to support the integration of the MEN Business and future growth of our business. The integration of the MEN Business and transfer of business support services being performed under the transition services agreement will require significant modifications relating to our internal business processes and information systems. Significant changes to our processes and systems expose us to a number of operational risks. These changes may be costly and disruptive, and could impose substantial demands on management time. These changes may also require the modification of a number of internal control procedures and significant training of employees. Any material disruption, malfunction or similar problems with our business processes or information systems, or the transition to new processes and systems, could have a negative effect on the operation of our business and our results of operations.
Strategic acquisitions and investments may expose us to increased costs and unexpected liabilities.
     We may acquire, invest in or enter in other strategic technology relationships with other companies to expand the markets we address, diversify our customer base or acquire or accelerate the development of technology or products. To do so, we may use cash, incur debt or assume indebtedness or issue equity that would dilute our current stockholders’ ownership. These transactions involve numerous risks, including:
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
     As a result of these and other risks, these acquisitions or strategic transactions may not reap the intended benefits and may ultimately have a negative impact on our business, results of operation and financial condition.
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
Governmental regulations affecting the use, import or export of products could negatively affect our revenue.
     The United States and various foreign governments have imposed controls, license requirements and other restrictions on the usage, import or export of some of the technologies that we sell. Governmental regulation of usage, import or export of our products, or our failure to obtain required approvals for our products, could harm our international and domestic sales and adversely affect our revenue and costs of sales. Failure to comply with such regulations could result in enforcement actions, fines or penalties and restrictions on export privileges. In addition, costly tariffs on our equipment, restrictions on importation, trade protection measures and domestic preference requirements of certain countries could limit our access to these markets and harm our sales. For example, India’s government has recently implemented certain rules applicable to non-Indian network equipment vendors and is considering further restrictions that may limit or prohibit sales of certain communications equipment manufactured in China, where certain of our products are assembled.
Governmental regulations related to the environment and potential climate change, could adversely affect our business and operating results.
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
     As of April 30, 2010, our balance sheet includes $40.0 million of goodwill and $682.4 million in long-lived assets, which includes $517.2 million of intangible assets. Goodwill relates to the excess of the total purchase price of the MEN Acquisition over the fair value of the net acquired assets. We have incurred significant charges in the past relating to impairment of goodwill that we have acquired from business combinations. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These assumptions are used to forecast future, undiscounted cash flows. Given the significant uncertainty and instability of macroeconomic conditions in recent periods, forecasting future business is difficult and subject to modification. If actual market conditions differ or our forecasts change, we may be required to reassess long-lived assets and could record an impairment charge. Any impairment charge relating to goodwill or long-lived assets would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results could be materially adversely affected in such period.
Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report a report containing management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Compliance with these requirements has resulted in, and is likely to continue to result in, significant costs and the commitment of time and operational resources. Changes in our business, including the MEN Acquisition, will necessitate modifications to our internal control systems, processes and information systems. Our increase global operations and expansion into new regions could pose additional challenges to our internal control systems. We cannot be certain that our current design for internal control over financial reporting will be sufficient to enable management or our independent registered public accounting firm to determine that our internal controls are effective for any period, or on an ongoing basis. If we or our independent registered public accounting firms are unable to assert that our internal controls over financial reporting are effective, our business may be harmed. Market perception of our financial condition and the trading price of our stock may be adversely affected, and customer perception of our business may suffer.
Our outstanding indebtedness on our convertible notes and lower cash balance may adversely affect our business.
     At April 30, 2010, indebtedness on our outstanding convertible notes totaled $1.2 billion in aggregate principal. Our use of cash to acquire the MEN Business, together with our private placement of $375.0 million in aggregate principal amount of additional convertible notes in March 2010 to fund in part the purchase price, resulted in significant additional indebtedness and materially reduced our existing cash balance.
Our indebtedness and lower cash balance could have important negative consequences, including:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities

     Not applicable.
Item 4. Removed and Reserved
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
2.1	Amendment No. 3 dated March 15, 2010 to that certain Amended & Restated Asset Sale Agreement by and among Nortel Networks Corporation, Nortel Networks Limited, Nortel Networks, Inc. and certain other entities identified therein as sellers and Ciena Corporation, dated as of November 24, 2009, as amended (“Nortel MEN ASA”)+

2.2	Amendment No. 4 dated March 15, 2010 to the Nortel MEN ASA+

2.3	Amendment No. 5 dated March 19, 2010 to the Nortel MEN ASA+

2.4	Deed of Amendment (Amendment No. 5) dated March 19, 2010 to that certain Asset Sale Agreement (relating to the sale and purchase of certain Nortel assets in Europe, the Middle East and Africa) by and among the Nortel affiliates, Joint Administrators and Joint Israeli Administrators named therein and Ciena Corporation, dated as of October 7, 2009, as amended +

10.1	Lease Agreement dated as of March 19, 2010 between Ciena Canada, Inc. and Nortel Networks Technology Corp.*

10.2	Transition Services Agreement, dated as of March 19, 2010 between Ciena Corporation and Nortel Networks Corporation and certain affiliated entities*

10.3	Intellectual Property License Agreement dated as of March 19, 2010 between Ciena Luxembourg S.a.r.l. and Nortel Networks Limited*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Pursuant to Item 601(b)(2) of Regulation S-K (i) certain schedules and exhibits referenced in this agreement or amendment have been omitted. Ciena hereby agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request. In addition, representations and warranties included in these asset sale agreements, as amended, were made by the parties to one another in connection with a negotiated transaction. These representations and warranties were made as of specific dates, only for purposes of these agreements and for the benefit of the parties thereto. These representations and warranties were subject to important exceptions and limitations agreed upon by the parties, including being qualified by confidential disclosures, made for the purposes of allocating contractual risk between the parties rather than establishing these matters as facts. These agreements are filed with Ciena’s periodic reports only to provide investors with information regarding its terms and conditions, and not to provide any other factual information regarding Ciena or any other party thereto. Accordingly, investors should not rely on the representations and warranties contained in these agreements or any description thereof as characterizations of the actual state of facts or condition of any party, its subsidiaries or affiliates. The information in these agreements should be considered together with Ciena’s public reports filed with the SEC.

*	Certain portions of these documents have been omitted based on a request for confidential treatment submitted to the SEC. The non-public information that has been omitted from these documents has been separately filed with the SEC. Each redacted portion of these documents is indicated by a “[*]” and is subject to the request for confidential treatment submitted to the SEC. The redacted information is confidential information of the Registrant.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ciena Corporation
Date: June 10, 2010	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date: June 10, 2010	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)