Form 10-Q
period 2010-07-31
CIENA CORP
filed 2010-09-08
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 28, 2010

common stock, $.01 par value	93,571,893

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended July 31,		Nine Months Ended July 31,
	2009	2010	2009	2010
Revenue:
Products	$139,903	$312,378	$398,469	$667,852
Services	24,855	77,297	77,890	151,170

Total revenue	164,758	389,675	476,359	819,022

Cost of goods sold:
Products	72,842	201,559	214,628	396,449
Services	17,251	44,107	54,503	93,462

Total cost of goods sold	90,093	245,666	269,131	489,911

Gross profit	74,665	144,009	207,228	329,111

Operating expenses:
Research and development	44,442	100,869	140,624	222,044
Selling and marketing	31,468	52,127	98,582	131,692
General and administrative	11,524	32,649	35,724	66,915
Acquisition and integration costs	—	17,033	—	83,285
Amortization of intangible assets	6,224	38,727	18,852	61,829
Restructuring costs	3,941	2,157	10,416	3,985
Goodwill impairment	—	—	455,673	—

Total operating expenses	97,599	243,562	759,871	569,750

Loss from operations	(22,934)	(99,553)	(552,643)	(240,639)
Interest and other income (loss), net	999	(2,668)	9,167	307
Interest expense	(1,856)	(5,990)	(5,552)	(11,931)
Loss on cost method investments	(2,193)	—	(5,328)	—

Loss before income taxes	(25,984)	(108,211)	(554,356)	(252,263)
Provision for income taxes	470	1,644	139	934

Net loss	$(26,454)	$(109,855)	$(554,495)	$(253,197)

Basic net loss per common share	$(0.29)	$(1.18)	$(6.10)	$(2.73)

Diluted net loss per potential common share	$(0.29)	$(1.18)	$(6.10)	$(2.73)

Weighted average basic common shares outstanding	91,364	92,906	90,970	92,851

Weighted average dilutive potential common shares outstanding	91,364	92,906	90,970	92,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31,	July 31,
	2009	2010
ASSETS

Current assets:
Cash and cash equivalents	$485,705	$470,237
Short-term investments	563,183	184
Accounts receivable, net	118,251	260,277
Inventories	88,086	222,164
Prepaid expenses and other	50,537	118,571

Total current assets	1,305,762	1,071,433
Long-term investments	8,031	—
Equipment, furniture and fixtures, net	61,868	118,755
Goodwill	—	38,086
Other intangible assets, net	60,820	470,610
Other long-term assets	67,902	112,587

Total assets	$1,504,383	$1,811,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$53,104	$118,972
Accrued liabilities	103,349	178,427
Restructuring liabilities	1,811	3,021
Income tax payable	—	1,306
Deferred revenue	40,565	58,655

Total current liabilities	198,829	360,381
Long-term deferred revenue	35,368	32,122
Long-term restructuring liabilities	7,794	5,995
Other long-term obligations	8,554	10,098
Convertible notes payable	798,000	1,174,580

Total liabilities	1,048,545	1,583,176

Commitments and contingencies
Stockholders’ equity:
Preferred stock — par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock — par value $0.01; 290,000,000 shares authorized; 92,038,360 and 93,567,775 shares issued and outstanding	920	936
Additional paid-in capital	5,665,028	5,692,387
Accumulated other comprehensive income (loss)	1,223	(498)
Accumulated deficit	(5,211,333)	(5,464,530)

Total stockholders’ equity	455,838	228,295

Total liabilities and stockholders’ equity	$1,504,383	$1,811,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended July 31,
	2009	2010
Cash flows from operating activities:
Net loss	$(554,495)	$(253,197)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of (discount) premium on marketable securities	(858)	574
Loss on cost method investments	5,328	—
Gain on embedded redemption feature	—	(2,570)
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	16,270	28,146
Impairment of goodwill	455,673	—
Share-based compensation costs	26,075	26,451
Amortization of intangible assets	23,804	82,476
Provision for inventory excess and obsolescence	11,126	10,749
Provision for warranty	13,620	16,388
Other	1,529	1,955
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	18,128	(134,844)
Inventories	(7,274)	(30,765)
Prepaid expenses and other	(1,696)	(29,528)
Accounts payable, accruals and other obligations	(5,799)	83,580
Income taxes payable	—	1,306
Deferred revenue	4,073	(3,957)

Net cash provided by (used in) operating activities	5,504	(203,236)

Cash flows from investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(17,630)	(34,646)
Restricted cash	(1,914)	(18,845)
Purchase of available for sale securities	(926,621)	(63,591)
Proceeds from maturities of available for sale securities	321,554	454,141
Proceeds from sales of available for sale securities	523,137	179,380
Acquisition of business	—	(693,247)

Net cash used in investing activities	(101,474)	(176,808)

Cash flows from financing activities:
Proceeds from issuance of 4.0% convertible notes payable, net	—	364,316
Proceeds from issuance of common stock and warrants	533	924

Net cash provided by financing activities	533	365,240

Effect of exchange rate changes on cash and cash equivalents	500	(664)
Net decrease in cash and cash equivalents	(95,437)	(14,804)
Cash and cash equivalents at beginning of period	550,669	485,705

Cash and cash equivalents at end of period	$455,732	$470,237

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$4,748	$4,748
Income taxes, net	$250	$2,037
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$1,205	$4,421
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
     On March 19, 2010, Ciena completed its acquisition of substantially all of the optical networking and Carrier Ethernet assets of Nortel’s Metro Ethernet Networks (“MEN Business”). Ciena’s results of operations for the third quarter include the results of the MEN Business for the entire period and the results of operations for the nine month period ended July 31, 2010 reflect the operations of the MEN Business beginning on the March 19, 2010 acquisition date. See Note 3 below.
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
Investments
     Ciena’s investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. Ciena recognizes losses when it determines that declines in the fair value of its investments, below their cost basis, are other-than-temporary. In determining whether a decline in fair value is other-than-temporary, Ciena considers various factors including market price (when available), investment ratings, the financial condition and near-term prospects of the investee, the length of time and the extent to which the fair value has been less than Ciena’s cost basis, and its intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. Ciena considers all marketable debt securities that it expects to convert to cash within one year or less to be short-term investments. All others are considered long-term investments.
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
Segment Reporting
     Effective upon the March 19, 2010 completion of the acquisition of the MEN Business, Ciena reorganized its internal organizational structure and the management of its business. Ciena’s chief operating decision maker, its chief executive officer, evaluates performance and allocates resources based on multiple factors, including segment profit (loss) information for the following product categories: (i) Packet-Optical Transport; (ii) Packet-Optical Switching; (iii) Carrier Ethernet Service Delivery; and (iv) Software and Services. Operating segments are defined as components of an enterprise: that engage in business activities which may earn revenue and incur expense; for which discrete financial information is available; and for which such information is evaluated regularly by the chief operating decision maker for purposes of allocating resources and assessing performance. Ciena considers the four product categories above to be its operating segments for reporting purposes. See Notes 3 and 20.
Goodwill
     Goodwill is the excess of the purchase price over the fair values assigned to the net assets acquired in a business combination. Goodwill is assigned to the reporting units that are expected to benefit from the synergies of the combination. Ciena has determined that its operating segments and reporting units for goodwill assignment are the same. This determination is based on the fact that components below Ciena’s operating segment level, such as individual product or service offerings, do not constitute a reporting unit because they do not constitute a business for which discrete financial information is available.
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
Long-lived Assets
     Ciena’s long-lived assets include: equipment, furniture and fixtures; intangible assets; and maintenance spares. Ciena tests long-lived assets for impairment whenever triggering events or changes in circumstances indicate that the assets’ carrying amount is not recoverable from its undiscounted cash flows. An impairment loss is measured as the amount by which the carrying amount of the asset or asset group exceeds its fair value. Ciena’s long-lived assets are assigned to reporting units which represent the lowest level for which cash flows can be identified.
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
     Intangible Assets
     Ciena has recorded finite-lived and indefinite lived intangible assets as a result of several acquisitions. Finite-lived intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected economic lives of the respective assets, from nine months to seven years, which approximates the use of intangible assets.

     Indefinite-lived intangible assets are carried at cost and reflect in-process research and development assets acquired from the MEN Business. In-process research and development assets will be impaired, if abandoned, or amortized in future periods, depending upon the ability of Ciena to use the research and development in future periods. Future expenditures to complete the in-process research and development projects will be expensed as incurred.
     Maintenance Spares
     Maintenance spares are recorded at cost. Spares usage cost is computed using the straight-line method over useful lives of four years.
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
     Historically, a large percentage of Ciena’s revenue has been the result of sales to a small number of communications service providers. Consolidation among Ciena’s customers has increased this concentration. Consequently, Ciena’s accounts receivable are concentrated among these customers. See Notes 9 and 20 below.
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
     Ciena applies the percentage of completion method to long-term arrangements where it is required to undertake significant production, customizations or modification engineering, and reasonable and reliable estimates of revenue and cost are available. Utilizing the percentage of completion method, Ciena recognizes revenue based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred. In instances that do not meet the percentage of completion method criteria, recognition of revenue is deferred until there are no uncertainties regarding customer acceptance.
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
     During the first quarter of fiscal 2010, Ciena recorded an adjustment to reduce its warranty liability and cost of goods sold by $3.3 million, to correct an overstatement of warranty expenses related to prior periods. The adjustment related to an error in the methodology of computing the annual failure rate used to calculate the warranty accrual. There was no tax impact as a result of this adjustment. Ciena believes this adjustment is not material to its financial statements for prior annual or interim periods, the first nine months of fiscal 2010 or the expected annual results for fiscal 2010.
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
     Ciena adopted the accounting guidance on uncertainty related to income tax positions at the beginning of fiscal 2008. Ciena classifies interest and penalties related to uncertain tax positions as a component of income tax expense. All of the uncertain tax positions, if recognized, would decrease the effective income tax rate.
     In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. In addition, tax authorities periodically audit Ciena’s income tax returns. These audits examine significant tax filing positions, including the timing and amounts of deductions and the allocation of income tax expenses among tax jurisdictions. Ciena’s major tax jurisdictions and the related open tax years are as follows: United States (2007), United Kingdom (2004), Canada (2005) and India (2007). However, limited adjustments can be made to Federal tax returns in earlier years in order to reduce net operating loss carryforwards.
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
Fair Value of Financial Instruments
     The carrying value of Ciena’s cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximates fair market value due to the relatively short period of time to maturity. The fair value of investments in marketable debt securities is determined using quoted market prices for those securities or similar financial instruments. For information related to the fair value of Ciena’s convertible notes, see Note 8 below.
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
Restructuring
     From time to time, Ciena takes actions to align its workforce, facilities and operating costs with perceived market opportunities and business conditions. Ciena implements these restructuring plans and incurs the associated liability concurrently. Generally accepted accounting principles require that a liability for the cost associated with an exit or disposal activity be recognized in the period in which the liability is incurred, except for one-time employee termination benefits related to a service period of more than 60 days, which are accrued over the service period. See Note 6 below.
Foreign Currency
     Some of Ciena’s foreign branch offices and subsidiaries use the U.S. dollar as their functional currency, because Ciena, as the U.S. parent entity, exclusively funds the operations of these branch offices and subsidiaries. For those subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date, and the statement of operations is translated at a monthly average rate. Resulting translation adjustments are recorded directly to a separate component of stockholders’ equity. Where the U.S. dollar is the functional currency of foreign branch offices or subsidiaries, re-measurement adjustments are recorded in other income. The net gain (loss) on foreign currency re-measurement and exchange rate changes is immaterial for separate financial statement presentation.
Derivatives
     Ciena’s 4.0% convertible senior notes include a redemption feature that is accounted for as a separate embedded derivative. The embedded redemption feature is recorded at fair value on a recurring basis and these changes are included in interest and other income (expense), net on the Condensed Consolidated Statement of Operations.
     Occasionally, Ciena uses foreign currency forward contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. Historically these derivatives, designated as cash flow hedges, had maturities of less than one year and permitted net settlement.
     At the inception of the cash flow hedge and on an ongoing basis, Ciena assesses the hedging relationship to determine its effectiveness in offsetting changes in cash flows attributable to the hedged risk during the hedge period. The effective portion of the hedging instrument’s net gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, is subsequently reclassified into the operating expense line item to which the hedged transaction relates. Any net gain or loss associated with the ineffectiveness of the hedging instrument is reported in interest and other income, net. See Note 15 below.
Computation of Basic Net Income (Loss) per Common Share and Diluted Net Income (Loss) per Dilutive Potential Common Share
     Ciena calculates basic earnings per share (EPS) by dividing earnings attributable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS includes other potential dilutive common stock that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Ciena uses a dual presentation of basic and diluted EPS on the face of its income statement. A reconciliation of the numerator and denominator used for the basic and diluted EPS computations is set forth in Note 17.

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
Newly Issued Accounting Standards
     In October 2009, the Financial Accounting Standards Board, (FASB) amended the accounting standards for revenue recognition with multiple deliverables. The amended guidance allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor-specific objective evidence or third-party evidence is unavailable. Additionally, it eliminates the residual method of revenue recognition in accounting for multiple deliverable arrangements. The guidance is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. Ciena is currently evaluating the impact this new guidance could have on its financial condition, results of operations and cash flows.
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
(3) BUSINESS COMBINATIONS
Acquisition of MEN Business
     On March 19, 2010, Ciena completed its acquisition of the MEN Business. Ciena believes that this transaction strengthens its position as a leader in next-generation, converged optical Ethernet networking and will accelerate the execution of its corporate and research and development strategies. Ciena believes that the additional geographic reach, expanded customer relationships, and broader portfolio of complementary network solutions derived from the acquisition will enable Ciena to better compete with larger equipment vendors.
     In accordance with the agreements for the acquisition, the initial $773.8 million aggregate purchase price, which was payable in cash and convertible notes, was subsequently adjusted downward by $80.6 million based upon the amount of net working capital transferred to Ciena at closing. Prior to closing, Ciena elected to replace the $239.0 million in aggregate principal of convertible notes that were to be issued to Nortel as part of the aggregate purchase price with cash equivalent to 102% of the face amount of the notes replaced, or $243.8 million. Ciena completed a private placement of 4.0% Convertible Senior Notes due March 15, 2015 in aggregate principal amount of $375.0 million which funded this election and reduced the amount of cash on hand required to fund the aggregate purchase price. See Note 16 below. As a result, the aggregate purchase price was $693.2 million consisting entirely of cash.
     Given the structure of the transaction as an asset carve-out from Nortel, Ciena expects that the transaction will result in a costly and complex integration with a number of operational risks. Ciena expects to incur approximately $180 million in costs associated with equipment and information technology, transaction expense, severance expense and consulting and third party service fees associated with the integration, with the majority of these costs to be incurred in fiscal 2010. In addition to these costs, Ciena has incurred inventory obsolescence charges and may incur additional expenses related to, among other things, facilities restructuring. As a result, the expense that Ciena incurs and recognizes for financial statement purposes will be significantly higher than the estimated costs above. As of July 31, 2010, Ciena has incurred $83.3 million in transaction, consulting and third party service fees, $4.0 million in severance expense, and an additional $10.8 million, primarily related to purchases of capitalized information technology equipment. In addition to the estimated costs above, Ciena also expects to incur significant transition services expense. Ciena is currently relying upon an affiliate of Nortel to perform certain critical operational and business support functions during an interim integration period. Ciena can utilize certain of these support services for a period of up to 24 months following the acquisition of the MEN Business, 12 months in Europe, Middle East and Africa, (EMEA). The cost of these transition services is estimated to be approximately $94 million annually. The actual expense will depend upon the scope of the services that Ciena utilizes and the time within which Ciena is able to complete the planned transfer of these services to internal resources or other third party providers.

     During fiscal 2010, Ciena adopted the new FASB guidance on business combinations. The acquisition of the MEN Business has been accounted for under the acquisition method of accounting which requires the total purchase price to be allocated to the assets acquired and liabilities assumed based on their estimated fair values. The fair values assigned to the assets acquired and liabilities assumed are based on valuations using management’s best estimates and assumptions. The allocation of the purchase price as reflected in these consolidated financial statements is based on the best information available to management at the time these consolidated financial statements were issued and is preliminary pending the completion of the valuation analysis of selected assets and liabilities. During the measurement period (which is not to exceed one-year from the acquisition date), Ciena is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The following table summarizes the initial measurement allocation of the purchase price, measurement period adjustments and the current measurement allocation related to the MEN Business based on the estimated fair value of the acquired assets and assumed liabilities (in thousands):

	Initial	Measurement	Current
	Measurement	Period	Measurement
	Allocation	Adjustment	Allocation
Unbilled receivables	$7,454	$(271)	$7,183
Inventories	114,169	(107)	114,062
Prepaid expenses and other	32,517	—	32,517
Other long-term assets	21,821	—	21,821
Equipment, furniture and fixtures	45,351	—	45,351
Developed technology	218,774	—	218,774
In-process research and development	11,000	—	11,000
Customer relationships, outstanding purchase orders and contracts	257,964	2,283	260,247
Trade name	2,000	—	2,000
Goodwill	39,991	(1,905)	38,086
Deferred revenue	(18,801)	—	(18,801)
Accrued liabilities	(36,349)	—	(36,349)
Other long-term obligations	(2,644)	—	(2,644)

Total purchase price allocation	$693,247	$—	$693,247

     Any additional changes in the estimated fair value of the net assets during the remaining measurement period will change the amount of the purchase price allocable to goodwill and, if material, Ciena’s consolidated financial results will be adjusted retroactively. Ciena is currently not aware of any significant potential changes to the current purchase price allocation.
     Unbilled receivables represent unbilled claims for which Ciena will invoice customers upon its completion of the acquired projects.
     Under the acquisition method of accounting, Ciena revalued the acquired finished goods inventory to fair value, which was determined to be most appropriately recognized as the estimated selling price less the sum of (a) costs of disposal, and (b) a reasonable profit allowance for Ciena’s selling effort. This revaluation resulted in an increase in inventory carrying value of approximately $39.7 million for marketable inventory offset by a decrease of $2.5 million for unmarketable inventory.
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

     Customer relationships, outstanding purchase orders and contracts represent agreements with existing customers of the MEN Business. These intangible assets are expected to have estimated useful lives of nine months to seven years, with the exception of $14.2 million related to a contract asset for acquired in-process projects which will be billed in full by Ciena and recognized as a reduction in revenue within the next year. Trade name represents acquired product trade names which are expected to have a useful life of nine months.
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
     The following unaudited pro forma financial information summarizes the results of operations for the periods indicated as if Ciena’s acquisition of the MEN Business had been completed as of the beginning of each of the periods presented. Revenue specific to the MEN Business since the March 19, 2010 acquisition date was $275.3 million. As Ciena has begun to integrate the combined operations, eliminating overlapping processes and expenses and integrating its products and sales efforts with those of the acquired MEN Business, it is impractical to determine the earnings specific to the MEN Business since the acquisition date.
     These pro forma amounts (in thousands) do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future.

	Quarter Ended July 31,		Nine Months Ended July 31,
	2009	2010	2009	2010
Pro forma revenue	$406,758	$393,843	$1,260,112	$1,174,719

Pro forma net loss	$(127,845)	$(77,080)	$(859,305)	$(463,150)

(4) GOODWILL
Goodwill
     As a result of its acquisition of the MEN Business, Ciena recorded goodwill of $38.1 million. This goodwill was assigned to the Packet-Optical Transport reporting unit as that unit is expected to benefit from synergies of the combination.
     The table below sets forth changes in the carrying amount of goodwill in each of our reporting units for the period indicated (in thousands):

			Carrier
	Packet-	Packet-	Ethernet	Software
	Optical	Optical	Service	and
	Transport	Switching	Delivery	Services	Total

Balance as of October 31, 2009	$—	$—	$—	$—	$—
Acquired	38,086	—	—	—	38,086

Balance as of July 31, 2010	$38,086	$—	$—	$—	$38,086

     The table below sets forth changes in the carrying amount of goodwill for the period indicated (in thousands):

Total
Balance as of October 31, 2008	$455,673
Impairment loss	(455,673)

Balance as of Julyl 31, 2009	$—

Goodwill Impairment
     Prior to the acquisition of the MEN Business, Ciena assessed its goodwill based upon a single reporting unit and tested its single reporting unit’s goodwill for impairment annually on the last business day of fiscal September each year. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. Based on a combination of factors, including macroeconomic conditions and a sustained decline in Ciena’s common stock price and market capitalization below net book value, Ciena conducted an interim impairment assessment of goodwill during the second quarter of fiscal 2009. Ciena performed the step one fair value comparison, and its market capitalization was $721.8 million and its carrying value, including goodwill, was $949.0 million. Ciena applied a 25% control premium to its market capitalization to determine a fair value of $902.2 million. Because step one indicated that Ciena’s fair value was less than its carrying value, Ciena performed the step two analysis. Under the step two analysis, the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. The implied fair value of the reporting unit’s goodwill was determined to be $0, and, as a result, Ciena recorded a goodwill impairment of $455.7 million, representing the full carrying value of the goodwill.
(5) LONG-LIVED ASSET IMPAIRMENTS
     Due to the reorganization described in Note 2 above, Ciena performed an impairment analysis of its long-lived assets during the second quarter of fiscal 2010. Based on Ciena’s estimate of future, undiscounted cash flows by asset group, no impairment was required.
(6) RESTRUCTURING COSTS
     In April 2010, Ciena committed to certain restructuring actions and subsequently effected a headcount reduction of approximately 70 employees, principally affecting Ciena’s Global Product Group and Global Field Organization outside of the EMEA region. This action resulted in a restructuring charge of $1.8 million in the second quarter of fiscal 2010 and $0.3 million in the third quarter of fiscal 2010.
     In May 2010, following the end of its fiscal second quarter, Ciena informed employees of its proposal to reorganize and restructure portions of Ciena’s business and operations in the EMEA region, which is expected to involve the elimination of 120 to 140 roles with reductions expected to principally affect employees in Ciena’s Global Field Organization and Global Supply Chain organization. Execution of any specific reorganization is subject to local legal requirements, including notification and consultation processes with employees and employee representatives. Ciena estimates completing the reorganization by the first half of calendar year 2011. Ciena expects total restructuring costs related to this action to range from $8.0 million to $10.0 million. During the third quarter of fiscal 2010, Ciena recorded expenses of $1.9 million related to the reduction in head count of approximately 26 employees in the Global Field Organization.
     The following table sets forth the activity and balance of the restructuring liability accounts for the nine months ended July 31, 2010 (in thousands):

		Consolidation
	Workforce	of excess
	reduction	facilities	Total
Balance at October 31, 2009	$170	$9,435	$9,605
Additional liability recorded	3,985	—	3,985
Cash payments	(2,476)	(2,098)	(4,574)

Balance at July 31, 2010	$1,679	$7,337	$9,016

Current restructuring liabilities	$1,679	$1,342	$3,021

Non-current restructuring liabilities	$—	$5,995	$5,995

     The following table sets forth the activity and balance of the restructuring liability accounts for the nine months ended July 31, 2009 (in thousands):

		Consolidation
	Workforce	of excess
	reduction	facilities	Total
Balance at October 31, 2008	$982	$3,243	$4,225
Additional liability recorded	4,098	6,318	10,416
Cash payments	(4,822)	(332)	(5,154)

Balance at July 31, 2009	$258	$9,229	$9,487

Current restructuring liabilities	$258	$1,659	$1,917

Non-current restructuring liabilities	$—	$7,570	$7,570

(7) MARKETABLE SECURITIES
     As of the dates indicated, short-term and long-term investments are comprised of the following (in thousands):

	July 31, 2010
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Publicly traded equity securities	$184	$—	$—	$184

	$184	$—	$—	$184

Included in short-term investments	$184	—	—	$184
Included in long-term investments	—	—	—	—

	$184	$—	$—	$184

	October 31, 2009
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
U.S. government obligations	$570,505	$460	$2	$570,963
Publicly traded equity securities	251	—	—	251

	$570,756	$460	$2	$571,214

Included in short-term investments	562,781	404	$2	563,183
Included in long-term investments	7,975	56	—	8,031

	$570,756	$460	$2	$571,214

     Gross unrealized losses related to marketable debt investments, included in short-term and long-term investments, were primarily due to changes in interest rates. Ciena’s management determined that the gross unrealized losses at October 31, 2009 were temporary in nature because Ciena had the ability and intent to hold these investments until a recovery of fair value, which may be maturity. There were no gross unrealized losses at July 31, 2010. As of October 31, 2009, gross unrealized losses were as follows (in thousands):

October 31, 2009
	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. government obligations	$2	$37,744	$—	$—	$2	$37,744

	$2	$37,744	$—	$—	$2	$37,744

(8) FAIR VALUE MEASUREMENTS
     As of the date indicated, the following table summarizes the fair value of assets that are recorded at fair value on a recurring basis (in thousands):

	July 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Embedded redemption feature	$—	$—	$4,280	$4,280
Publicly traded equity securities	184	—	—	184

Total assets measured at fair value	$184	$—	$4,280	$4,464

     As of the date indicated, the assets and liabilities above were presented on Ciena’s Condensed Consolidated Balance Sheet as follows (in thousands):

	July 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$184	$—	$—	$184
Other long-term assets	—	—	4,280	4,280

Total assets measured at fair value	$184	$—	$4,280	$4,464

     Ciena’s Level 1 asset is a corporate equity security publicly traded on a major exchange that is valued using quoted prices in active markets.
     Ciena’s Level 3 asset reflects the embedded redemption feature contained within Ciena’s 4.0% convertible senior notes. See Note 16 below. The embedded redemption feature is bifurcated from Ciena’s 4.0% convertible senior notes using the “with-and-without” approach. As such, the total value of the embedded redemption feature is calculated as the difference between the value of the 4.0% convertible senior notes (the “Hybrid Instrument”) and the value of an identical instrument without the embedded redemption feature (the “Host Instrument”). Both the Host Instrument and the Hybrid Instrument are valued using a modified binomial model. The modified binomial model utilizes a risk free interest rate, an implied volatility of Ciena’s stock, the recovery rates of bonds, and the implied default intensity of the 4.0% convertible senior notes.
     As of the dates indicated, the following table sets forth, in thousands, the reconciliation of changes in Level 3 fair value measurements:

Level 3
Balance at October 31, 2009	$—
Issuances	1,710
Changes in unrealized gain (loss)	2,570
Transfers into Level 3	—
Transfers out of Level 3	—

Balance at July 31, 2010	$4,280

Fair value of outstanding convertible notes
     At July 31, 2010, the fair value of the outstanding $500.0 million of 0.875% convertible senior notes, $375.0 million of 4.0% convertible senior notes and $298.0 million of 0.25% convertible senior notes was $337.5 million, $357.4 million and $264.9 million, respectively. Fair value for the 0.875% and the 0.25% convertible senior notes is based on the quoted market price for the notes on the date above. Due to the lack of trading activity, fair value of the 4.0% convertible senior notes is based on a modified binomial model as described above.
(9) ACCOUNTS RECEIVABLE
     As of October 31, 2009, one customer accounted for 10.7% of net accounts receivable, and as of July 31, 2010, no customers accounted for greater than 10.0% of net accounts receivable.
     Ciena’s allowance for doubtful accounts receivable is based on management’s assessment, on a specific identification basis, of the collectibility of customer accounts. As of October 31, 2009 and July 31, 2010, allowance for doubtful accounts was $0.1 million.

(10) INVENTORIES
     As of the dates indicated, inventories are comprised of the following (in thousands):

	October 31,	July 31,
	2009	2010
Raw materials	$19,694	$26,606
Work-in-process	1,480	6,021
Finished goods	90,914	220,044

	112,088	252,671
Provision for excess and obsolescence	(24,002)	(30,507)

	$88,086	$222,164

     Ciena writes down its inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value, based on assumptions about future demand and market conditions. During the first nine months of fiscal 2010, Ciena recorded a provision for excess and obsolescence of $10.7 million, primarily due to product rationalization decisions in connection with the acquisition of the MEN Business. Deductions from the provision for excess and obsolete inventory relate to disposal activities. The following table summarizes the activity in Ciena’s reserve for excess and obsolete inventory for the period indicated (in thousands):

Inventory
Reserve
Reserve balance as of October 31, 2009	$24,002
Provision for excess for obsolescence	10,749
Actual inventory disposed	(4,244)

Reserve balance as of July 31, 2010	$30,507

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

Inventory
Reserve
Reserve balance as of October 31, 2008	$23,257
Provision for excess and obsolescence	11,126
Actual inventory disposed	(12,837)

Reserve balance as of July 31, 2009	$21,546

(11) PREPAID EXPENSES AND OTHER
     As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	October 31,	July 31,
	2009	2010
Interest receivable	$993	$—
Prepaid VAT and other taxes	14,527	43,845
Deferred deployment expense	4,242	6,797
Product demonstration equipment, net	—	28,573
Prepaid expenses	8,869	16,480
Capitalized acquisition costs	12,473	—
Restricted cash	7,477	14,943
Other non-trade receivables	1,956	7,933

	$50,537	$118,571

     Prepaid expenses and other as of July 31, 2010 include $28.6 million related to product demonstration equipment, net acquired as part of the MEN Business. Depreciation of product demonstration equipment was $2.3 million for the first nine months of fiscal 2010. Capitalized acquisition costs at October 31, 2009 include direct costs related to Ciena’s then pending acquisition of the MEN Business. In the first quarter of fiscal 2010, Ciena adopted newly issued accounting guidance related to business combinations, which required the full amount of these capitalized acquisition costs to be expensed in the Condensed Consolidated Statement of Operations.

(12) EQUIPMENT, FURNITURE AND FIXTURES
     As of the dates indicated, equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,	July 31,
	2009	2010
Equipment, furniture and fixtures	$293,093	$353,752
Leasehold improvements	45,761	48,907

	338,854	402,659
Accumulated depreciation and amortization	(276,986)	(283,904)

	$61,868	$118,755

     Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements was $16.3 million and $25.8 million for the first nine months of fiscal 2009 and 2010, respectively.
(13) OTHER INTANGIBLE ASSETS
     As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	October 31,			July 31,
	2009			2010
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangible	Amortization	Intangible	Intangible	Amortization	Intangible
Finite-lived intangibles:
Developed technology	$185,833	$(147,504)	$38,329	$406,833	$(173,694)	$233,139
Patents and licenses	47,370	(42,811)	4,559	45,388	(44,868)	520
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	60,981	(43,049)	17,932	323,228	(97,277)	225,951

Total finite-lived intangibles	294,184	(233,364)	60,820	775,449	(315,839)	459,610

Indefinite-lived intangibles:
In-process research and development	—	—	—	11,000	—	11,000

Total indefinite-lived intangibles	—	—	—	11,000	—	11,000

Total other intangible assets	$294,184	$(233,364)	$60,820	$786,449	$(315,839)	$470,610

     The amortization expense of finite-lived other intangible assets was $23.8 million and $72.6 million for the first nine months of fiscal 2009 and 2010, respectively. In addition, during the first nine months of fiscal 2010, revenue was reduced by $9.9 million related to the amortization of contract assets from the acquisition of the MEN Business. In-process research and development assets are impaired, if abandoned, or amortized in future periods, depending upon the ability of Ciena to use the research and development in future periods. See Note 3 above for information pertaining to newly acquired intangible assets related to the MEN Business. Expected future amortization of finite-lived other intangible assets for the fiscal years indicated is as follows (in thousands):

Period ended October 31,
2010 (remaining three months)	$47,661
2011	91,373
2012	71,993
2013	69,573
2014	55,415
Thereafter	123,595

$459,610

(14) OTHER BALANCE SHEET DETAILS
     As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	October 31,	July 31,
	2009	2010
Maintenance spares inventory, net	$31,994	$53,237
Restricted cash	18,792	30,172
Deferred debt issuance costs, net	12,832	20,904
Embedded redemption feature	—	4,280
Investments in privately held companies	907	907
Other	3,377	3,087

	$67,902	$112,587

     Deferred debt issuance costs are amortized using the straight line method which approximates the effect of the effective interest rate method on the maturity of the related debt. Amortization of debt issuance costs, which is included in interest expense, was $1.7 million and $2.6 million during the first nine months of fiscal 2009 and fiscal 2010, respectively.
     As of the dates indicated, accrued liabilities are comprised of the following (in thousands):

	October 31,	July 31,
	2009	2010
Warranty	$40,196	$64,510
Compensation, payroll related tax and benefits	20,025	29,906
Vacation	11,508	17,706
Interest payable	2,045	6,370
Other	29,575	59,935

	$103,349	$178,427

     The following table summarizes the activity in Ciena’s accrued warranty for the fiscal periods indicated (in thousands):

					Balance at
Nine months ended	Beginning				end of
July 31,	Balance	Acquired	Provisions	Settlements	period
2009	$37,258	—	13,620	(11,498)	$39,380
2010	$40,196	26,000	16,388	(18,074)	$64,510
     As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	October 31,	July 31,
	2009	2010
Products	$11,998	$15,132
Services	63,935	75,645

	75,933	90,777
Less current portion	(40,565)	(58,655)

Long-term deferred revenue	$35,368	$32,122

(15) FOREIGN CURRENCY FORWARD CONTRACTS
     Ciena has previously used, and may in the future use, foreign currency forward contracts to reduce variability in non-U.S. dollar denominated operating expenses. Ciena uses these derivatives to partially offset its market exposure to fluctuations in certain foreign currencies. These derivatives are designated as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon occurrence of the forecasted transaction, is subsequently reclassified into the operating expense line item to which the hedged transaction relates. Ciena records the ineffective portion of the hedging instruments in interest and other income, net. As of October 31, 2009 and July 31, 2010, there were no foreign currency forward contracts outstanding and Ciena did not enter into any foreign currency forward contracts during the first nine months of fiscal 2010.

     Ciena’s foreign currency forward contracts are classified as follows (in thousands):

	Reclassified to Condensed Consolidated Statement of Operations
	(Effective Portion)
Line Item in Condensed Consolidated Statement of	Quarter Ended July 31,		Nine Months Ended July 31,
Operations	2009	2010	2009	2010
Research and development	$(283)	$—	$21	$—
Selling and marketing	(692)	—	46	—

	$(975)	$—	$67	$—

	Recognized in Other		Recognized in Other Comprehensive
	Comprehensive Income (Loss)		Income (Loss)
	Quarter Ended July 31,		Nine Months Ended July 31,
Line Item in Condensed Consolidated Balance Sheet	2009	2010	2009	2010
Accumulated other comprehensive income (loss)	$2,904	$—	$1,420	$—

	$2,904	$—	$1,420	$—

	Ineffective Portion		Ineffective Portion
Line Item in Condensed Consolidated Statement of	Quarter Ended July 31,		Nine Months Ended July 31,
Operations	2009	2010	2009	2010
Interest and other income, net	$—	$—	$—	$—

	$—	$—	$—	$—

(16) CONVERTIBLE NOTES PAYABLE
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
     At the election of the holder, the Notes may be converted prior to maturity into shares of Ciena common stock at the initial conversion rate of 49.0557 shares per $1,000 in principal amount, which is equivalent to an initial conversion price of approximately $20.38 per share. The Notes may be redeemed by Ciena on or after March 15, 2013 if the closing sale price of Ciena’s common stock for at least 20 trading days in any 30 consecutive trading day period ending on the date one day prior to the date of the notice of redemption exceeds 150% of the conversion price. Ciena may redeem the Notes in whole or in part, at a redemption price in cash equal to the principal amount to be redeemed, plus accrued and unpaid interest, including any additional interest to, but excluding, the redemption date, plus a “make-whole premium” payment. The make whole premium payment will be made in cash and equal the present value of the remaining interest payments, to maturity, computed using a discount rate equal to 2.75%. The make-whole premium is paid to holders whether or not they convert the Notes following Ciena’s issuance of a redemption notice. For accounting purposes, this redemption feature is an embedded derivative that is not clearly and closely related to the Notes. Consequently, it was initially bifurcated from the indenture and separately recorded at its fair value as an asset with subsequent changes in fair value recorded through earnings. As of July 31, 2010, the fair value of the embedded redemption feature was $4.3 million and is included in other long-term assets on the Condensed Consolidated Balance Sheet. Since inception on March 15, 2010, the changes in fair value of the embedded redemption feature in the amount of $2.6 million were reflected as interest and other income (loss), net on the Condensed Consolidated Statement of Operations.
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
     The net proceeds from the offering of the Notes were $364.3 million after deducting the placement agents’ fees and other fees and expenses. Ciena used $243.8 million of this amount to fund its payment election to replace its contractual obligation to issue convertible notes to Nortel as part of the aggregate purchase price for the acquisition of the MEN Business. The remaining proceeds were used to reduce the cash on hand required to fund the aggregate purchase price of the MEN Business. See Note 3 above.
(17) EARNINGS (LOSS) PER SHARE CALCULATION
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

	Quarter Ended July 31,		Nine Months Ended July 31,
Numerator	2009	2010	2009	2010
Net loss	$(26,454)	$(109,855)	$(554,495)	$(253,197)
Add: Interest expense for 0.250% convertible senior notes	—	—	—	—
Add: Interest expense for 4.000% convertible senior notes	—	—	—	—
Add: Interest expense for 0.875% convertible senior notes	—	—	—	—

Net loss used to calculate diluted EPS	$(26,454)	$(109,855)	$(554,495)	$(253,197)

	Quarter Ended July 31,		Nine Months Ended July 31,
Denominator	2009	2010	2009	2010
Basic weighted average shares outstanding	91,364	92,906	90,970	92,851
Add: Shares underlying outstanding stock options, employees stock purchase plan options, warrants and restricted stock units	—	—	—	—
Add: Shares underlying 0.250% convertible senior notes	—	—	—	—
Add: Shares underlying 4.000% convertible senior notes	—	—	—	—
Add: Shares underlying 0.875% convertible senior notes	—	—	—	—

Dilutive weighted average shares outstanding	91,364	92,906	90,970	92,851

	Quarter Ended July 31,		Nine Months Ended July 31,
EPS	2009	2010	2009	2010
Basic EPS	$(0.29)	$(1.18)	$(6.10)	$(2.73)

Diluted EPS	$(0.29)	$(1.18)	$(6.10)	$(2.73)

Explanation of Shares Excluded due to Anti-Dilutive Effect
     For the quarters and nine months ended July 31, 2009 and July 31, 2010, the weighted average number of shares underlying outstanding stock options, employee stock purchase plan options, restricted stock units, and warrants set forth in the table below are considered anti-dilutive because Ciena incurred a net loss. In addition, the shares, representing the weighted average number of shares issuable upon conversion of Ciena’s outstanding convertible senior notes, are considered anti-dilutive because the related interest expense on a per common share “if converted” basis exceeds Basic EPS for the period.

     The following table summarizes the shares excluded from the calculation of the denominator for Basic and Diluted EPS due to their anti-dilutive effect for the periods indicated (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
Shares excluded from EPS Denominator due to anti-dilutive effect	2009	2010	2009	2010
Shares underlying stock options, restricted stock units and warrants	8,249	7,171	8,161	8,171
0.25% convertible senior notes	7,539	7,539	7,539	7,539
4.0% convertible senior notes	—	18,396	—	9,333
0.875% convertible senior notes	13,108	13,108	13,108	13,108

Total excluded due to anti-dilutive effect	28,896	46,214	28,808	38,151

(18) SHARE-BASED COMPENSATION EXPENSE
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
2008 Plan
     Ciena has previously granted stock options and restricted stock units under its 2008 Plan. Pursuant to Board and stockholder approval, effective April 14, 2010, Ciena amended its 2008 Plan to (i) increase the number of shares available for issuance by five million shares; and (ii) reduce from 1.6 to 1.31 the fungible share ratio used for counting full value awards, such as restricted stock units, against the shares remaining available under the 2008 Plan. As of July 31, 2010, there were approximately 5.8 million shares authorized and remaining available for issuance under the 2008 Plan.
2010 Inducement Equity Award Plan
     On December 8, 2009, the Compensation Committee of the Board of Directors approved the 2010 Inducement Equity Award Plan (the “2010 Plan”). The 2010 Plan is intended to enhance Ciena’s ability to attract and retain certain key employees transferred to Ciena in connection with its acquisition of the MEN Business. The 2010 Plan authorizes the issuance of restricted stock or restricted stock units representing up to 2.25 million shares of Ciena common stock. Upon the March 19, 2011 termination of the 2010 Plan, any shares then remaining available shall cease to be available for issuance under the 2010 Plan or any other existing Ciena equity incentive plan. As of July 31, 2010, there were approximately 0.7 million shares authorized and available for issuance under the 2010 Plan.
     Stock Options
     Outstanding stock option awards to employees are generally subject to service-based vesting restrictions and vest incrementally over a four-year period. The following table is a summary of Ciena’s stock option activity for the periods indicated (shares in thousands):

	Shares
	Underlying	Weighted
	Options	Average
	Outstanding	Exercise Price
Balance as of October 31, 2009	5,538	$45.80
Granted	84	12.40
Exercised	(90)	5.09
Canceled	(427)	85.01

Balance as of July 31, 2010	5,105	$42.68

     The total intrinsic value of options exercised during the first nine months of fiscal 2009 and fiscal 2010, was $0.5 million and $0.8 million, respectively. The weighted average fair values of each stock option granted by Ciena during the first nine months of fiscal 2009 and fiscal 2010 were $4.66 and $6.95, respectively.

     The following table summarizes information with respect to stock options outstanding at July 31, 2010, based on Ciena’s closing stock price of $13.09 per share on the last trading day of Ciena’s third fiscal quarter of 2010 (shares and intrinsic value in thousands):

			Options Outstanding at July 31, 2010				Vested Options at July 31, 2010
				Weighted				Weighted
				Average				Average
				Remaining	Weighted			Remaining	Weighted
Range of			Number	Contractual	Average	Aggregate	Number	Contractual	Average	Aggregate
Exercise			of	Life	Exercise	Intrinsic	of	Life	Exercise	Intrinsic
Price			Shares	(Years)	Price	Value	Shares	(Years)	Price	Value
$0.01	–	$16.52	876	6.44	$11.10	$2,910	633	5.53	$11.48	$2,177
$16.53	–	$17.43	518	5.23	17.21	—	483	5.02	17.21	—
$17.44	–	$22.96	435	4.66	21.75	—	401	4.41	21.85	—
$22.97	–	$31.71	1,438	4.45	29.43	—	1,313	4.18	29.54	—
$31.72	–	$46.90	878	5.74	39.42	—	697	5.32	39.87	—
$46.91	–	$73.78	439	2.33	59.62	—	439	2.33	59.62	—
$73.79	–	$1,046.50	521	1.13	166.31	—	521	1.13	166.31	—

$0.01	–	$1,046.50	5,105	4.59	$42.68	$2,910	4,487	4.12	$45.41	$2,177

     Assumptions for Option-Based Awards
     Ciena recognizes the fair value of service-based options as share-based compensation expense on a straight-line basis over the requisite service period. Ciena estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Quarter Ended July 31,		Nine Months Ended July 31,
	2009	2010	2009	2010
Expected volatility	65.0%	61.9%	65.0%	61.9%
Risk-free interest rate	2.8 – 3.1%	2.4%	1.7 – 3.1%	2.4 – 3.0%
Expected life (years)	5.2 – 5.3	5.3 – 5.5	5.2 – 5.3	5.3 – 5.5
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
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
     The expected life of employee stock options represents the weighted-average period during which the stock options are expected to remain outstanding. Ciena gathered detailed historical information about specific exercise behavior of its grantees, which it used to determine the expected term.
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

		Weighted
		Average
	Restricted	Grant Date	Aggregate
	Stock Units	Fair Value	Intrinsic
	Outstanding	Per Share	Value
Balance as of October 31, 2009	3,716	$14.67	$43,591
Granted	3,489
Vested	(1,407)
Canceled or forfeited	(172)

Balance as of July 31, 2010	5,626	$13.76	$73,648

     The total fair value of restricted stock units that vested and were converted into common stock during the first nine months of fiscal 2009 and fiscal 2010 was $7.7 million and $19.0 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena during the first nine months of fiscal 2009 and fiscal 2010 was $6.97 and $13.43, respectively.
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
2003 Employee Stock Purchase Plan
     The ESPP is a non-compensatory plan and issuances thereunder do not result in share-based compensation expense. The following table is a summary of ESPP activity and shares available for issuance for the periods indicated (shares in thousands):

	ESPP shares available	Intrinsic value at
	for issuance	exercise date
Balance as of October 31, 2009	3,469
Evergreen provision	102
Issued March 15, 2010	(33)	$26

Balance as of July 31, 2010	3,538

Share-Based Compensation Expense for Periods Reported
     The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2009	2010	2009	2010
Product costs	$460	$548	$1,618	$1,475
Service costs	419	432	1,241	1,315

Share-based compensation expense included in cost of sales	879	980	2,859	2,790

Research and development	2,431	2,302	7,814	6,948
Sales and marketing	2,640	2,902	8,028	8,025
General and administrative	2,621	2,473	7,813	7,349
Acquisition and integration costs	—	883	—	1,229

Share-based compensation expense included in operating expense	7,692	8,560	23,655	23,551

Share-based compensation expense capitalized in inventory, net	(87)	111	(439)	110

Total share-based compensation	$8,484	$9,651	$26,075	$26,451

     As of July 31, 2010, total unrecognized compensation expense was $72.4 million: (i) $7.0 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 0.9 years; and (ii) $65.4 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.6 years.
(19) COMPREHENSIVE LOSS
     The components of comprehensive loss were as follows for the periods indicated (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2009	2010	2009	2010
Net loss	$(26,454)	$(109,855)	$(554,495)	$(253,197)
Change in unrealized gain (loss) on available-for-sale securities	(270)	—	1,407	(458)
Change in unrealized gain on foreign forward contracts	1,334	—	892	—
Change in accumulated translation adjustments	756	(728)	763	(1,263)

Total comprehensive loss	$(24,634)	$(110,583)	$(551,433)	$(254,918)

(20) SEGMENT AND ENTITY WIDE DISCLOSURES
Segment Reporting
     Effective upon the March 19, 2010 completion of Ciena’s acquisition of the MEN Business, Ciena reorganized its internal organizational structure and the management of its business. Ciena’s chief operating decision maker, its chief executive officer, evaluates performance and allocates resources based on multiple factors, including segment profit (loss) information for the following product categories:
•	Packet-Optical Transport — includes optical transport solutions that increase network capacity and enable delivery of a broader mix of high-bandwidth services. These products are used by network operators to facilitate the cost effective and efficient transport of voice, video and data traffic in core networks, as well as regional, metro and access networks. Ciena’s principal products in this segment include its Optical Multiservice Edge 6500 (OME 6500); Optical Multiservice Edge 6110 (OME 6110); Optical Metro 5200 (OM5200); Common Photonic Layer (CPL); Optical Multiservice Edge 1000 series; and Optical Metro 3500 (OM 3500). It includes sales of our CN 4200™ FlexSelect™ Advanced Services Platform and our Corestream® Agility Optical Transport System. This segment also includes sales from legacy SONET/SDH products and legacy data networking products, as well as certain enterprise-oriented transport solutions that support storage and LAN extension, interconnection of data centers, and virtual private networks. This segment also includes operating system software and enhanced software features embedded in each of these products.

•	Packet-Optical Switching — includes optical switching platforms that enable automated optical infrastructures for the delivery of a wide variety of enterprise and consumer-oriented network services. Ciena’s principal products in this segment include its CoreDirector® Multiservice Optical Switch; CoreDirector FS; and the 5430 Reconfigurable Switching System. These products include multiservice, multi-protocol switching systems that consolidate the functionality of an add/drop multiplexer, digital cross-connect and packet switch into a single, high-capacity intelligent switching system. These products address both the core and metro segments of communications networks and support key managed service services, Ethernet/TDM Private Line, Triple Play and IP services. This segment also includes sales of operating system software and enhanced software features embedded in each of these products.
•	Carrier Ethernet Service Delivery - includes the CN 3900 family of service delivery switches and service aggregation switches, including the CN 5100 family. These products support the access and aggregation tiers of communications networks and have principally been deployed to support wireless backhaul infrastructures and business data services. Employing sophisticated Carrier Ethernet switching technology, these products deliver quality of service capabilities, virtual local area networking and switching functions, and carrier-grade operations, administration, and maintenance features. This segment includes the metro Ethernet routing switch (MERS) product line and Ciena’s legacy broadband products that transition legacy voice networks to support Internet-based (IP) telephony, video services and DSL. This segment also includes sales of operating system software and enhanced software features embedded in each of these products.
•	Software and Services - includes Ciena’s integrated network and service management software designed to automate and simplify network management and operation, while increasing network performance and functionality. These software solutions can track individual services across multiple product suites, facilitating planned network maintenance, outage detection and identification of customers or services affected by network troubles. This segment also includes a broad range of consulting and support services offered within the Ciena Specialist Services practice, which include installation and deployment, maintenance support, consulting, network design and training activities.
Reportable segment asset information is not disclosed because it is not reviewed by the chief operating decision maker for purposes of evaluating performance and allocating resources.
     The table below (in thousands, except percentage data) sets forth Ciena’s segment revenue, including the presentation of prior periods to reflect the change in reportable segments, for the respective periods:

	Quarter Ended July 31,				Nine Months Ended July 31,
	2009	%*	2010	%*	2009	%*	2010	%*
Revenue:
Packet-Optical Transport	$78,048	47.3	$242,057	62.1	$221,684	46.5	$423,216	51.6
Packet-Optical Switching	37,503	22.8	34,806	8.9	124,841	26.2	90,638	11.1
Carrier Ethernet Service Delivery	22,677	13.8	33,802	8.7	45,561	9.6	149,047	18.2
Software and Services	26,530	16.1	79,010	20.3	84,273	17.7	156,121	19.1

Consolidated revenue	$164,758	100.0	$389,675	100.0	$476,359	100.0	$819,022	100.0

*	Denotes % of total revenue
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

     The table below (in thousands) sets forth Ciena’s segment profit (loss) and the reconciliation to consolidated net income (loss) including the presentation of prior periods to reflect the change in reportable operating segments during the respective periods:

	Quarter Ended July 31,		Nine Months Ended July 31,
	2009	2010	2009	2010
Segment profit (loss):
Packet-Optical Transport	$12,807	$12,874	$20,282	$26,402
Packet-Optical Switching	10,443	10,320	43,325	13,749
Carrier Ethernet Service Delivery	2,575	(3,212)	(12,323)	31,642
Software and Services	4,398	23,158	15,320	35,274

Total segment profit (loss)	30,223	43,140	66,604	107,067

Reconciling items:
Selling and marketing	(31,468)	(52,127)	(98,582)	(131,692)
General and administrative	(11,524)	(32,649)	(35,724)	(66,915)
Acquisition and integration costs	—	(17,033)	—	(83,285)
Amortization of intangible assets	(6,224)	(38,727)	(18,852)	(61,829)
Restructuring costs	(3,941)	(2,157)	(10,416)	(3,985)
Goodwill impairment	—	—	(455,673)	—
Interest and other financial charges, net	(857)	(8,658)	3,615	(11,624)
Loss on cost method investments	(2,193)	—	(5,328)	—
(Provision) benefit for income taxes	(470)	(1,644)	(139)	(934)

Consolidated net loss	$(26,454)	$(109,855)	$(554,495)	$(253,197)

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

	Quarter Ended July 31,				Nine Months Ended July 31,
	2009	%*	2010	%*	2009	%*	2010	%*
United States	$104,041	63.1	$229,739	59.0	$294,688	61.9	$534,174	65.2
United Kingdom	23,439	14.2	n/a	—	68,737	14.4	n/a	—
Other International	37,278	22.7	159,936	41.0	112,934	23.7	284,848	34.8

Total	$164,758	100.0	$389,675	100.0	$476,359	100.0	$819,022	100.0

n/a	Denotes revenue representing less than 10% of total revenue for the period

*	Denotes % of total revenue
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

	October 31,		July 31,
	2009	%*	2010	%*
United States	$47,875	77.4	$61,747	52.0
Canada	n/a	—	44,778	37.7
Other International	13,993	22.6	12,230	10.3

Total	$61,868	100.0	$118,755	100.0

n/a	Denotes equipment, furniture and fixtures representing less than 10% of total equipment, furniture and fixtures

*	Denotes % of total equipment, furniture and fixtures
     For the periods below, customers accounting for at least 10% of Ciena’s revenue were as follows (in thousands, except percentage data):

	Quarter Ended July 31,				Nine Months Ended July 31,
	2009	%*	2010	%*	2009	%*	2010	%*
Company A	$20,005	12.1	n/a	—	$53,244	11.2	n/a	—
Company B	18,041	10.9	n/a	—	n/a	—	n/a	—
Company C	22,268	13.6	90,769	23.3	94,928	19.9	204,092	24.9
Company D	n/a	—	40,556	10.4	n/a	—	n/a	—

Total	$60,314	36.6	$131,325	33.7	$148,172	31.1	$204,092	24.9

n/a	Denotes revenue representing less than 10% of total revenue for the period
(21) CONTINGENCIES
Foreign Tax Contingencies
     Ciena has received assessment notices from the Mexican tax authorities asserting deficiencies in payments between 2001 and 2005 related primarily to income taxes and import taxes and duties. Ciena has filed judicial petitions appealing these assessments. As of October 31, 2009 and July 31, 2010, Ciena had accrued liabilities of $1.1 million and $1.3 million, respectively, related to these contingencies, which are reported as a component of other current accrued liabilities. As of July 31, 2010, Ciena estimates that it could be exposed to possible losses of up to $5.8 million, for which it has not accrued liabilities. Ciena has not accrued the additional income tax liabilities because it does not believe that such losses are more likely than not to be incurred. Ciena has not accrued the additional import taxes and duties because it does not believe the incurrence of such losses are probable. Ciena continues to evaluate the likelihood of probable and reasonably possible losses, if any, related to these assessments. As a result, future increases or decreases to accrued liabilities may be necessary and will be recorded in the period when such amounts are estimable and more likely than not (for income taxes) or probable (for non-income taxes).
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
Overview
     We are a provider of communications networking equipment, software and services that support the transport, switching, aggregation and management of voice, video and data traffic. Our Packet-Optical Transport, Packet-Optical Switching and Carrier Ethernet Service Delivery products are used, individually or as part of an integrated solution, in networks operated by communications service providers, cable operators, governments and enterprises around the globe.
     We are a network specialist targeting the transition of disparate, legacy communications networks to converged, next-generation architectures, better able to handle increased traffic volumes and deliver more efficiently a broader mix of high-bandwidth communications services at a lower cost. Our products, through their embedded network element software and our network service and transport management software suites, enable network operators to efficiently and cost-effectively deliver critical enterprise and consumer-oriented communication services. Together with our professional support and consulting services, our product offerings seek to enable software-defined, automated networks that address the business challenges, communications infrastructure requirements and service needs of our customers. Our customers face a challenging and rapidly changing environment. This environment requires that our customers’ networks be able to address growing capacity needs from wireless and broadband adoption and quickly adapt to execute new business strategies and support the delivery of innovative revenue-creating services. By improving network productivity and automation, reducing operating costs and providing flexibility to enable new and integrated service offerings, our equipment, software and services solutions create business and operational value for our customers.
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

Acquisition of Nortel Metro Ethernet Networks Business (the “MEN Acquisition”)
     On March 19, 2010, we completed our acquisition of substantially all of the optical networking and Carrier Ethernet assets of Nortel’s Metro Ethernet Networks business (the “MEN Business”). In accordance with the agreements for the acquisition, the initial $773.8 million aggregate purchase price for the acquisition, which was payable in cash and convertible notes, was subsequently adjusted downward by $80.6 million based upon the amount of net working capital transferred to Ciena at closing. Prior to closing, we elected to replace the $239.0 million in aggregate principal of convertible notes that were to be issued to Nortel as part of the aggregate purchase price with cash equivalent to 102% of the face amount of the notes replaced, or $243.8 million. We completed a private placement of 4.0% Convertible Senior Notes due March 15, 2015 in aggregate principal amount of $375.0 million which funded this election and reduced the amount of cash on hand required to fund the aggregate purchase price. See “Private Placement of $375 Million in Convertible Notes to Fund Purchase Price” below for more information on the source of funds for this payment election and the purchase price. As a result, the aggregate purchase price was $693.2 million consisting entirely of cash.
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
     We believe that the MEN Acquisition represents a transformative opportunity for Ciena. We believe that this transaction strengthens our position as a leader in next-generation, converged optical Ethernet networking and will accelerate the execution of our corporate and research and development strategies. We believe that the additional geographic reach, expanded customer relationships, and broader portfolio of complementary network solutions derived from the MEN Acquisition will help us better compete with traditional, larger network equipment vendors. We also expect that the transaction will add desired scale to our business, enabling increased operating leverage and providing an opportunity to optimize our research and development investment toward next-generation technologies and product platforms.
     Integration Activities and Costs
     We continue to make progress on integration-related activities in connection with the MEN Acquisition including the substantial completion of our organizational structure, sales coverage plans, decisions regarding the rationalization of our combined product portfolio and, as described in “Restructuring Activities” below, the realization of initial operating synergies from the MEN Acquisition. Significant and complex additional integration efforts remain, including the rationalization of our supply chain, third party manufacturers and facilities, the execution of our combined product and software development plan, and our reduced reliance upon and winding down of transition services provided by an affiliate of Nortel.
     Given the magnitude of the MEN Acquisition and its structure as an asset carve-out from Nortel, we expect that the integration of the MEN Business will be costly and complex, with a number of operational risks. We expect to incur costs of approximately $180 million associated with equipment and information technology, transaction expense, severance expense and consulting and third party service fees associated with the integration, with the majority of these costs to be incurred in fiscal 2010. In addition to these costs, we have incurred inventory obsolescence charges and may incur additional expenses related to, among other things, facilities restructuring. As a result, the expense we incur and recognize for financial statement purposes as a result of the MEN Acquisition may be significantly higher than the estimate above. As of July 31, 2010, we have incurred $83.3 million in transaction, consulting and third party service fees, $4.0 million in severance expense, and an additional $10.8 million, primarily related to purchases of capitalized information technology equipment. Any material delays or difficulties in integrating the MEN Business or additional, unanticipated expense may harm our business and results of operations.

     In addition to the costs above, we are incurring significant transition services expense as a component of operating expense, principally general and administrative expense, and cost of goods sold. We are currently relying upon an affiliate of Nortel to perform certain critical operational and business support functions during an interim integration period that will continue until we can perform these services ourselves or locate another provider. These support services include key finance and accounting functions, supply chain and logistics management, maintenance and product support services, order management and fulfillment, trade compliance, and information technology services. We can utilize certain of these support services for a period of up to 24 months following the MEN Acquisition (12 months in EMEA). These services are estimated to cost approximately $94.0 million per year, were Ciena to utilize all of the transition services for a full year. The actual expense we incur will depend upon the scope of the services that Ciena utilizes and the time within which we are able to complete the planned transfer of these services to internal resources or other providers. We expect to incur additional costs as we simultaneously build up internal resources, including headcount, facilities and information systems, or engage alternate third party providers, while we simultaneously rely upon and transition away from these transition support services. The wind down and transfer of critical transition services is a complex undertaking and may be costly and disruptive to our business and operations.
     Effect of MEN Acquisition upon Results of Operations and Financial Condition
     Due to the relative scale of the operations of the MEN Business, the MEN Acquisition has materially affected our operations, financial results and liquidity. Our revenue and operating expense have increased materially compared to periods prior to the acquisition. These and other effects on our financial statements described below and elsewhere in this report may make period to period comparisons difficult.
     As a result of the MEN Acquisition, we recorded $38.1 million in goodwill and $492.0 million in other intangible assets that will be amortized over their useful lives and increase our operating expense. See “Critical Accounting Policies and Estimates- Goodwill” and “-Long-lived Assets” below for information relating to these items. Under acquisition accounting rules, we revalued the acquired finished goods inventory of the MEN Business to fair value upon closing. This revaluation increased marketable inventory carrying value by approximately $39.7 million all of which was recognized in cost of goods sold during the first nine months of fiscal 2010. See Note 3 of the Condensed Consolidated Financial Statements found under Item 1 of Part I of this report.
     As expected, our liquidity and cash and investment balance was significantly affected by our use of cash to fund the purchase price of the MEN Acquisition and resulting acquisition and integration expense, transition service expense and investments to support working capital related to the increased scale of our business. In addition, our private placement of a new issue of convertible debt in March 2010, in part to fund the purchase price of the MEN Business, resulted in additional indebtedness. See “Liquidity and Capital Resources” below and Note 16 of the Condensed Consolidated Financial Statements found under Item 1 of Part I of this report for more information regarding the convertible notes.
     Private Placement of $375 Million in Convertible Notes to Fund Purchase Price
     On March 15, 2010, we completed a private offering of $375.0 million in aggregate principal amount of 4.0% Convertible Senior Notes due March 15, 2015. The net proceeds from the offering were $364.3 million after deducting the placement agents’ fees and other fees and expenses. We used $243.8 million of the net proceeds to replace the contractual obligation to issue convertible notes to Nortel as part of the purchase price for the MEN Acquisition. The remaining proceeds were used to reduce the cash on hand required to fund the aggregate purchase price of the MEN Acquisition. See Note 16 of the Condensed Consolidated Financial Statements found under Item 1 of Part I of this report for more information regarding the convertible notes.
     Restructuring Activities
     In April 2010, we took action to effect a headcount reduction of approximately 70 employees, with reductions principally affecting our Global Product Group and Global Field Organization outside of the EMEA region. This action resulted in a restructuring charge of $1.8 in the second quarter of fiscal 2010 and $0.3 million in the third quarter of fiscal 2010. In May 2010, we informed employees of our proposal to reorganize and restructure portions of our business and operations in the EMEA region. This action is expected to involve the elimination of 120 to 140 roles, with reductions expected to principally affect employees in our Global Field Organization and Global Supply Chain organization. Execution of any specific reorganization is subject to local legal requirements, including notification and consultation processes with employees and employee representatives. We estimate completing the reorganization by the first half of calendar year 2011. We expect total restructuring costs related to this action to range from $8.0 million to $10.0 million. During the third quarter of fiscal 2010, we recorded expenses of $1.9 million related to the reduction in head count of approximately 26 employees in the Global Field Organization. These actions are intended to reduce operating expense and better align our workforce and operating costs with market and business opportunities following the completion of our MEN Acquisition. As we look to manage operating expense and complete integration activities for the combined operations, we will continue to assess the allocation of our headcount and other resources toward key growth opportunities for our business and evaluate additional cost reduction measures.
Effect of Global Market Conditions and Competitive Landscape
     We continue to experience cautious customer spending as a result of the sustained period of economic weakness. Bread macroeconomic weakness has previously resulted in periods of decreased demand for our products and services that have adversely affected our results of operations. We remain uncertain as to how long current macroeconomic and industry conditions will persist, the pace of recovery, and the magnitude of the effect of recent market conditions on our business and results of operations.
      At the same time we are experiencing challenging macroeconomic conditions, we have encountered an increasingly competitive marketplace. Competition has intensified, in part, due to our increased market share, technology leadership and global presence resulting from the MEN Acquisition. Following the MEN Acquisition, we have experienced increased customer activity and been afforded increased consideration and opportunities to participate in competition for network builds and upgrades, including in emerging geographies and new markets or applications for our products. Competition has also intensified as we and our competitors more aggressively seek to secure market share, particularly in connection with new network build opportunities, and displace incumbent equipment vendors at large carrier customers. We expect this level of competition to continue and, as larger Chinese equipment vendors seek to gain entry into the U.S. market, potentially increase.
     The combination of market conditions, constraints on customer capital expenditures and competition has resulted in a heightened customer focus on pricing and return on network investment, as customers address network traffic growth and strive to increase revenue and margins. Pricing pressure has been most severe in metro and core applications for our Packet-Optical Transport platforms, which we expect to comprise a greater percentage of our overall revenue as a result of the MEN Acquisition. As a result, and in an effort to retain or secure customers and capture market share, in the past we have and in the future we may agree to pricing or other unfavorable commercial terms that result in lower or negative gross margins on a particular order or group of orders. These arrangements would adversely affect our gross margins and results of operations.
Financial Results
     Financial results for the third quarter of fiscal 2010 reflect the first full quarter of operations from the MEN Business. Our results for the second quarter of fiscal 2010 include activity from the MEN Business since the March 19, 2010 acquisition date. We reorganized our internal organizational structure and the management of our business upon the MEN Acquisition, and as described in Note 20 of the Condensed Consolidated Financial Statements found under Item 1 of Part I of this report, present our results of operations based upon the following operating segments: (i) Packet-Optical Transport; (ii) Packet-Optical Switching; (iii) Carrier Ethernet Service Delivery; and (iv) Software and Services.
     Revenue for the third quarter of fiscal 2010 was $389.7 million, representing a 53.7% sequential increase from $253.5 million in the second quarter of fiscal 2010. Third quarter revenue reflects $221.8 million in revenue from the MEN Business and $167.9 million related to Ciena’s pre-acquisition portfolio. Additional sequential revenue-related details reflecting changes from the second quarter of fiscal 2010 include:
•	Product revenue for the third quarter of fiscal 2010 increased by $106.0 million, reflecting a $138.6 million increase in sales of products from the MEN Business and a $32.6 million decrease in sales of Ciena’s pre-acquisition products. Carrier Ethernet Service Delivery revenue decreased by $41.0 million reflecting decreased spending by two significant customers of these products for use in wireless backhaul applications. We believe that these declines reflect the effect of cyclical purchasing activity for these customers and typical fluctuations in purchasing and deployment activity for longer-term infrastructure build outs for relatively nascent technology adoption. Packet-Optical Transport revenue increased by $144.4 million, reflecting a $136.1 million increase in sales of products from the MEN Business and $8.3 million increase in Ciena’s pre-acquisition Packet-Optical Transport products. Sales of Packet-Optical Switching products increased by $2.4 million.
•	Service revenue for the third quarter of fiscal 2010 increased by $30.2 million, reflecting a $29.8 million increase in service revenue from the MEN Business and a $0.4 million increase in sales of Ciena’s pre-acquisition service offerings.
•	Revenue from the U.S. for the third quarter of fiscal 2010 was $229.7 million, an increase from $180.5 million in the second quarter of fiscal 2010. This increase reflects a $74.9 million increase in sales of products and services from the MEN Business and a decrease of $25.7 million in sales of Ciena’s pre-acquisition portfolio.

•	International revenue for the third quarter of fiscal 2010 was $159.9 million, an increase from $73.0 million in the second quarter of fiscal 2010. This increase reflects $93.4 million in sales of products and services from the MEN Business and partially offset by a decrease of $6.5 million in sales of Ciena’s pre-acquisition portfolio.
•	As a percentage of revenue, international revenue was 41.0% during the third quarter of fiscal 2010, an increase from 28.8% in the second quarter of fiscal 2010. As a percentage of Ciena’s pre-acquisition portfolio revenue, the portion attributable to international revenue comprised 39.6%.
•	For the third quarter of fiscal 2010, two customers each accounted for greater than 10% of revenue and 33.7% in the aggregate. This compares to two customers that accounted for 42.3% of revenue in the second quarter of fiscal 2010.
     Gross margin for the third quarter of fiscal 2010 was 37.0% , down from 41.4% in the second quarter of fiscal 2010. Gross margin for the third quarter was adversely affected by certain items relating to the MEN Acquisition, including the revaluation of inventory described above and increased amortization of intangible assets. The gross margin decline during the third quarter of fiscal 2010 also reflects product mix, including increased concentration of Packet-Optical Transport revenue from 38.5% in the second quarter of fiscal 2010, to 62.1% in the third quarter of fiscal 2010.
     Operating expense was $243.6 million for the third quarter of fiscal 2010, an increase from $196.2 million in the second quarter of fiscal 2010 reflecting a full quarter of operations following the MEN Acquisition. Operating expense for our second and third quarters of fiscal 2010 include $39.2 million and $17.0 million, respectively, in acquisition and integration-related costs associated with the MEN Acquisition. Operating expense for the third quarter was also adversely affected by an increase of $22.9 million in amortization of intangible assets from the second quarter.
     Our loss from operations for the third quarter of fiscal 2010 was $99.6 million. This compares to a $91.2 million loss from operations during the second quarter of fiscal 2010. Our net loss for the third quarter of fiscal 2010 was $109.9 million, or $1.18 per share. This compares to a net loss of $90.0 million, or $0.97 per share, for the second quarter of fiscal 2010.
     We used $130.0 million in cash from operations during the third quarter of fiscal 2010, consisting of $108.9 million for changes in working capital and $21.1 million from net losses (adjusted for non-cash charges). Cash used from operations includes $25.0 million of acquisition and integration-related expense, of which $17.0 million was reflected in net losses (adjusted for non-cash charges) and $8.0 million was reflected in changes in working capital. This compares with the use of $77.7 million in cash from operations during the second quarter of fiscal 2010, consisting of a use of cash of $41.8 million from net losses (adjusted for non-cash charges) and a use of cash of $35.9 million from changes in working capital. Use of cash for the second quarter reflects cash payments of $38.0 million associated with acquisition and integration-related expense and was reflected in the net losses (adjusted for non-cash charges).
     At July 31, 2010, we had $470.2 million in cash and cash equivalents and $0.2 million of short-term investments. This compares to $584.2 million in cash and cash equivalents and $29.5 million of short-term investments securities at April 30, 2010.
     As of July 31, 2010, headcount was 4,214, an increase from 4,157 at April 30, 2010 and 2,110 at July 31, 2009.
Consolidated Results of Operations
     Our results of operations for the periods in fiscal 2010, including the nine-month period ended July 31, 2010, reflect the operations of the MEN Business beginning on the March 19, 2010 acquisition date.
Revenue
     Revenue is discussed in the following product and service groupings:
1.	Packet-Optical Transport. This product grouping, aligned with our Packet-Optical Transport operating segment, reflects sales of our optical transport products including the following products acquired from the MEN Business: Optical Multiservice Edge 6500 (OME 6500); Optical Multiservice Edge 6110 (OME 6110); Optical Metro 5200 (OM5200); Common Photonic Layer (CPL); Optical Multiservice Edge 1000 series; and Optical Metro 3500 (OM 3500). It includes sales of our CN 4200™ FlexSelect™ Advanced Services Platform and our Corestream® Agility Optical Transport System. This group also includes sales from legacy SONET/SDH products and legacy data networking products, as well as certain enterprise-oriented transport solutions that support storage and LAN extension, interconnection of data centers, and virtual private networks. Revenue for this grouping also includes the operating system software and enhanced software features embedded in each of the products above.

2.	Packet-Optical Switching. This product grouping, aligned with our Packet-Optical Switching operating segment, reflects sales of our CoreDirector® Multiservice Optical Switch; CoreDirector-FS, an expansion of our CoreDirector platform that delivers substantial new hardware and software features; and our 5430 Reconfigurable Switching System. Revenue for this grouping also includes the operating system software and enhanced software features embedded in each of the products above.
3.	Carrier Ethernet Service Delivery. This product grouping, aligned with our Carrier Ethernet Service Delivery operating segment, reflects sales of our CN 3900 family of service delivery switches and our service aggregation switches, including the CN 5100 family. This product grouping also includes our metro Ethernet routing switch (MERS) product line, broadband access products, and the operating system software and enhanced software features embedded in these products.
4.	Unified Service and Network Management Software. This product grouping, aligned with our Software and Services operating segment, reflects sales of ON-Center® Network & Service Management Suite, our integrated network and service management software designed to simplify network management and operation across our portfolio. It also includes revenue from the Preside and OMEA software platforms acquired from the MEN Business.
5.	Services. This service grouping, aligned with our Software and Services operating segment, includes sales of installation and deployment services, maintenance support, consulting services and training activities.
     A sizable portion of our revenue comes from sales to a small number of communications service providers. While the MEN Acquisition may reduce our concentration of revenue somewhat, our revenue remains closely tied to the prospects, performance, and financial condition of our largest service provider customers. As a result, our results are significantly affected by the business challenges encountered by our largest customers as well as market-wide conditions or shifts in competitive landscape that adversely affect enterprise and consumer spending levels, the adoption and growth of broadband services and the level of network infrastructure-related spending by communications service providers. Our contracts do not have terms that obligate these customers to purchase any minimum or specific amounts of equipment or services. Because customer spending may be unpredictable and sporadic, and their purchases may result in the recognition or deferral of significant amounts of revenue in a given quarter, our revenue can fluctuate on a quarterly basis.
     Our concentration of revenue increases the risk of quarterly fluctuations in revenue and operating results and can exacerbate our exposure to reductions in spending or changes in network strategy involving one or more of our significant customers. Our concentration of revenue and exposure to quarterly fluctuations can be adversely affected by consolidation activity among our large customers. In April 2010, CenturyLink announced that it had agreed to acquire Qwest, which has been a significant customer of Ciena in recent years. This transaction may further increase our concentration of revenue. In addition, some of our customers are pursuing efforts to outsource the management and operation of their networks, or have indicated a procurement strategy to reduce the number of vendors from which they purchase equipment. In April 2010, we were selected as a domain network equipment supplier by AT&T for its optical transport network and metro and core transport domains. AT&T represented approximately 19.6% of our revenue in fiscal 2009 and was a major customer of the MEN Business. Being named as a vendor in multiple technology domains under this program affords us an opportunity to forge a more collaborative technology relationship across these product platforms. Should sales to AT&T increase as a result of sales under this program, our concentration of revenue may be adversely affected.
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

Gross Margin
     Gross margin continues to be susceptible to quarterly fluctuation due to a number of factors. Gross margin can vary significantly depending upon the mix and concentration of products, customers and services in a given fiscal quarter. Gross margin can also be affected by geographic mix, competitive environment and level of pricing pressure we encounter, our introduction of new products, charges for excess and obsolete inventory, changes in warranty costs and sales volume. Our gross margins have also been adversely affected in the past due to estimated losses on committed customer contracts when entering a new market or securing a new customer and may be affected by future efforts to capture market share. Gross margins will also be affected by our level of success in driving cost reductions and rationalizing our supply chain and third party contract manufacturers as part of the integration following the MEN Acquisition.
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
Quarter ended July 31, 2009 compared to the quarter ended July 31, 2010
Revenue, cost of goods sold and gross profit
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Quarter Ended July 31,				Increase
	2009	%*	2010	%*	(decrease)	%**
Revenue:
Products	$139,903	84.9	$312,378	80.2	$172,475	123.3
Services	24,855	15.1	77,297	19.8	52,442	211.0

Total revenue	164,758	100.0	389,675	100.0	224,917	136.5

Costs:
Products	72,842	44.2	201,559	51.7	128,717	176.7
Services	17,251	10.5	44,107	11.3	26,856	155.7

Total cost of goods sold	90,093	54.7	245,666	63.0	155,573	172.7

Gross profit	$74,665	45.3	$144,009	37.0	$69,344	92.9

*	Denotes % of total revenue

**	Denotes % change from 2009 to 2010
     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit for the periods indicated:

	Quarter Ended July 31,				Increase
	2009	%*	2010	%*	(decrease)	%**
Product revenue	$139,903	100.0	$312,378	100.0	$172,475	123.3
Product cost of goods sold	72,842	52.1	201,559	64.5	128,717	176.7

Product gross profit	$67,061	47.9	$110,819	35.5	$43,758	65.3

*	Denotes % of product revenue

**	Denotes % change from 2009 to 2010
     The table below (in thousands, except percentage data) sets forth the changes in services revenue, services cost of goods sold and services gross profit for the periods indicated:

	Quarter Ended July 31,				Increase
	2009	%*	2010	%*	(decrease)	%**
Services revenue	$24,855	100.0	$77,297	100.0	$52,442	211.0
Services cost of goods sold	17,251	69.4	44,107	57.1	26,856	155.7

Services gross profit	$7,604	30.6	$33,190	42.9	$25,586	336.5

*	Denotes % of services revenue

**	Denotes % change from 2009 to 2010
     Revenue from sales to customers based outside of the United States is reflected as “International” in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Quarter Ended July 31,				Increase
	2009	%*	2010	%*	(decrease)	%**
United States	$104,041	63.1	$229,739	59.0	$125,698	120.8
International	60,717	36.9	159,936	41.0	99,219	163.4

Total	$164,758	100.0	$389,675	100.0	$224,917	136.5

*	Denotes % of total revenue

**	Denotes % change from 2009 to 2010
     Certain customers each accounted for at least 10% of our revenue for the periods indicated (in thousands, except percentage data) as follows:

	Quarter Ended July 31,
	2009	%*	2010	%*
Company A	$20,005	12.1	n/a	—
Company B	18,041	10.9	n/a	—
Company C	22,268	13.6	90,769	23.3
Company D	n/a	—	40,556	10.4

Total	$60,314	36.6	$131,325	33.7

n/a	Denotes revenue representing less than 10% of total revenue for the period

*	Denotes % of total revenue
Revenue
•	Product revenue increased due to a $164.0 million increase in sales of our Packet-Optical Transport products, principally as a result of the MEN Acquisition, and an $11.1 million increase of revenue from our Carrier Ethernet Service Delivery products, partially offset by a $2.7 million decrease in Packet-Optical Switching revenue.

•	Services revenue increased primarily due to the addition of $34.2 million in maintenance support revenue and $10.7 million in installation and deployment services from the MEN Business. Services revenue also benefited from a $6.1 million increase in maintenance support revenue from Ciena’s pre-acquisition portfolio.
•	United States revenue increased due to a $77.7 million increase in sales of Packet-Optical Transport products, principally as a result of the MEN Acquisition, a $31.6 million increase in services revenue, an $8.9 million increase in Packet-Optical Switching revenue, and a $7.2 million increase in Carrier Ethernet Service Delivery revenue.
•	International revenue increased primarily due to an $86.4 million increase in Packet-Optical Transport revenue, principally as a result of the MEN Acquisition, a $20.9 increase in services revenue and a $4.0 million increase in Carrier Ethernet Service Delivery revenue. These increases were partially offset by an $11.6 million decrease in revenue from Packet-Optical Switching products.
     Gross profit
•	Gross profit as a percentage of revenue decreased due to lower product gross margins described below, partially offset by improved service gross margin.
•	Gross profit on products as a percentage of product revenue decreased due to a number of items relating to the MEN Acquisition that increased costs of goods sold. These items include the revaluation of inventory described in “Overview” above and increased amortization of intangible assets. The gross margin decline during the third quarter of fiscal 2010 also reflects product mix, including an increased concentration of Packet-Optical Transport revenue.
•	Gross profit on services as a percentage of services revenue increased due to higher concentration of maintenance support and professional services as a percentage of revenue and improved operational efficiencies.
Operating expense
     Increased operating expense for the third quarter of fiscal 2010 principally reflects the increased scale of our business resulting from the MEN Acquisition on March 19, 2010. The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Quarter Ended July 31,				Increase
	2009	%*	2010	%*	(decrease)	%**
Research and development	$44,442	27.0	$100,869	25.8	$56,427	127.0
Selling and marketing	31,468	19.1	52,127	13.4	20,659	65.7
General and administrative	11,524	7.0	32,649	8.4	21,125	183.3
Acquisition and integration costs	—	0.0	17,033	4.4	17,033	100.0
Amortization of intangible assets	6,224	3.7	38,727	9.9	32,503	522.2
Restructuring costs	3,941	2.4	2,157	0.6	(1,784)	(45.3)

Total operating expense	$97,599	59.2	$243,562	62.5	$145,963	149.6

*	Denotes % of total revenue

**	Denotes % change from 2009 to 2010
•	Research and development expense was adversely affected by $4.8 million in foreign exchange rates, primarily due to the weakening of the U.S. dollar in relation to the Canadian dollar. The resulting $56.4 million change primarily reflects increases of $26.7 million in employee compensation and related costs, $12.4 million in professional services and fees, $5.5 million in depreciation expense, $5.3 million in facilities and information systems expense and $4.2 million in prototype expense related to product development initiatives.
•	Selling and marketing expense benefited by $0.9 million in foreign exchange rates primarily due to the strengthening of the U.S. dollar in relation to the Euro. The resulting $20.7 million change primarily reflects increases of $15.3 million in employee compensation and related costs, $2.1 million in travel-related expenditures, and $1.0 million in facilities and information systems expenses.
•	General and administrative expense increased by $21.1 million, reflecting increases of $8.8 million in consulting service expense, $5.3 million in facilities and information systems expenses, and $5.2 million in employee compensation and related costs.
•	Acquisition and integration costs associated with the MEN Acquisition reflect consulting and third party service fees, which were expensed in the Condensed Consolidated Statement of Operations.
•	Amortization of intangible assets increased due to the acquisition of additional intangible assets as a result of the MEN Acquisition. See Note 3 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report.

•	Restructuring costs for fiscal 2010 reflect the headcount reductions during the second and third quarters of fiscal 2010 described in the “Overview – Restructuring Activities” above.
Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Quarter Ended July 31,				Increase
	2009	%*	2010	%*	(decrease)	%**
Interest and other income (loss), net	$999	0.6	$(2,668)	(0.7)	$(3,667)	(367.1)
Interest expense	$1,856	1.1	$5,990	1.5	$4,134	222.7
Loss on cost method investments	$2,193	1.3	$—	—	$(2,193)	(100.0)
Provision for income taxes	$470	0.3	$1,644	0.4	$1,174	249.8

*	Denotes % of total revenue

**	Denotes % change from 2009 to 2010
•	Interest and other income (loss), net decreased as a result of a $4.1 million non-cash loss related to the fair value of the redemption feature associated with our 4.0% Convertible Senior Notes due March 15, 2015. See Notes 8 and 16 to the Condensed Consolidated Financial Statements found under Item 1 of Part I of this report for more information regarding the issuance of these convertible notes and the fair value of the redemption feature contained therein. Interest and other income (loss), net also decreased by $0.7 million due to lower interest rates and invested balances, partially offset by a $1.2 million increase related to foreign currency re-measurement gains.

•	Interest expense increased due to our private placement of $375.0 million in aggregate principal amount of 4.0% Convertible Senior Notes due March 15, 2015. See Note 16 to the Condensed Consolidated Financial Statements found under Item 1 of Part I of this report.

•	Loss on cost method investments for fiscal 2009 was primarily due to a decline in value of our investment in a privately held technology company that was determined to be other-than-temporary.

•	Provision for income taxes increased primarily due to a decrease in refundable federal tax credits.
Nine months ended July 31, 2009 compared to the nine months ended July 31, 2010
Revenue, cost of goods sold and gross profit
     The table below (in thousands, except percentage data) sets forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Nine Months Ended July 31,				Increase
	2009	%*	2010	%*	(decrease)	%**
Revenue:
Products	$398,469	83.6	$667,852	81.5	$269,383	67.6
Services	77,890	16.4	151,170	18.5	73,280	94.1

Total revenue	476,359	100.0	819,022	100.0	342,663	71.9

Costs:
Products	214,628	45.1	396,449	48.4	181,821	84.7
Services	54,503	11.4	93,462	11.4	38,959	71.5

Total cost of goods sold	269,131	56.5	489,911	59.8	220,780	82.0

Gross profit	$207,228	43.5	$329,111	40.2	$121,883	58.8

*	Denotes % of total revenue

**	Denotes % change from 2009 to 2010
     The table below (in thousands, except percentage data) sets forth the changes in product revenue, product cost of goods sold and product gross profit for the periods indicated:

	Nine Months Ended July 31,				Increase
	2009	%*	2010	%*	(decrease)	%**
Product revenue	$398,469	100.0	$667,852	100.0	$269,383	67.6
Product cost of goods sold	214,628	53.9	396,449	59.4	181,821	84.7

Product gross profit	$183,841	46.1	$271,403	40.6	$87,562	47.6

*	Denotes % of product revenue

**	Denotes % change from 2009 to 2010
     The table below (in thousands, except percentage data) sets forth the changes in services revenue, services cost of goods sold and services gross profit for the periods indicated:

	Nine Months Ended July 31,				Increase
	2009	%*	2010	%*	(decrease)	%**
Services revenue	$77,890	100.0	$151,170	100.0	$73,280	94.1
Services cost of goods sold	54,503	70.0	93,462	61.8	38,959	71.5

Services gross profit	$23,387	30.0	$57,708	38.2	$34,321	146.8

*	Denotes % of services revenue

**	Denotes % change from 2009 to 2010
     Revenue from sales to customers based outside of the United States is reflected as “International” in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Nine Months Ended July 31,				Increase
	2009	%*	2010	%*	(decrease)	%**
United States	$294,688	61.9	$534,174	65.2	$239,486	81.3
International	181,671	38.1	284,848	34.8	103,177	56.8

Total	$476,359	100.0	$819,022	100.0	$342,663	71.9

*	Denotes % of total revenue

**	Denotes % change from 2009 to 2010
     Certain customers each accounted for at least 10% of our revenue for the periods indicated (in thousands, except percentage data) as follows:

	Nine Months Ended July 31,
	2009	%*	2010	%*
Company A	$53,244	11.2	n/a	—
Company C	94,928	19.9	204,092	24.9

Total	$148,172	31.1	$204,092	24.9

n/a	Denotes revenue representing less than 10% of total revenue for the period

*	Denotes % of total revenue
Revenue
•	Product revenue increased due to a $201.6 million increase in sales of our Packet-Optical Transport products, principally as a result of the MEN Acquisition, and a $103.5 million increase in revenue from our Carrier Ethernet Service Delivery products, partially offset by a $34.2 million decrease in Packet-Optical Switching revenue.

•	Services revenue increased primarily due to the addition of $47.8 million in maintenance support revenue and $12.2 million in installation and deployment services from the MEN Business. Services revenue also benefited from a $12.2 million increase in revenue from Ciena’s pre-acquisition services portfolio.

•	United States revenue increased primarily due to a $108.5 million increase in sales of Packet-Optical Transport products, principally as a result of the MEN Acquisition, a $97.6 million increase in sales of Carrier Ethernet Service Delivery products, and a $48.6 million increase in services revenue. These increases offset a $15.3 million decrease in Packet-Optical Switching revenue.

•	International revenue increased primarily due to a $93.1 million increase in Packet-Optical Transport revenue, principally as a result of the MEN Acquisition, a $24.7 million increase in services revenue and a $5.9 million increase in sales of Carrier Ethernet Service Delivery products. These increases offset an $18.9 million decrease in Packet-Optical Switching revenue.
     Gross profit
•	Gross profit as a percentage of revenue decreased due to lower product gross margins described below, partially offset by improved service gross margin.

•	Gross profit on products as a percentage of product revenue decreased due to a number of items relating to the MEN Acquisition that increased costs of goods sold. These items include the revaluation of inventory described in “Overview” above, excess purchase commitment losses on Ciena’s pre-acquisition inventory relating to product rationalization decisions, and increased amortization of intangible assets. Fiscal 2010 gross profit was also adversely affected by a lower concentration of Packet-Optical Switching sales. These additional costs were offset by lower warranty and excess and obsolete inventory charges as compared to fiscal 2009. Gross margin for the first nine months of fiscal 2009 was negatively affected by a $5.8 million charge related to two committed customer sales contracts that resulted in a negative gross margin on the initial phases of the customers’ deployment.

•	Gross profit on services as a percentage of services revenue increased due to higher concentration of maintenance support and professional services as a percentage of revenue and improved operational efficiencies.
Operating expense
     Increased operating expense for the first nine months of fiscal 2010 principally reflects the increased scale of our business resulting from the acquisition of the MEN Business on March 19, 2010. The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Nine Months Ended July 31,				Increase
	2009	%*	2010	%*	(decrease)	%**
Research and development	$140,624	29.5	$222,044	27.1	$81,420	57.9
Selling and marketing	98,582	20.7	131,692	16.1	33,110	33.6
General and administrative	35,724	7.5	66,915	8.2	31,191	87.3
Acquisition and integration costs	—	0.0	83,285	10.2	83,285	100.0
Amortization of intangible assets	18,852	4.0	61,829	7.5	42,977	228.0
Goodwill impairment	455,673	95.6	—	0.0	(455,673)	(100.0)
Restructuring costs	10,416	2.2	3,985	0.5	(6,431)	(61.7)

Total operating expense	$759,871	159.5	$569,750	69.6	$(190,121)	(25.0)

*	Denotes % of total revenue

**	Denotes % change from 2009 to 2010
•	Research and development expense was adversely affected by $11.3 million in foreign exchange rates, primarily due to the weakening of the U.S. dollar in relation to the Canadian dollar. The resulting $81.4 million change primarily reflects increases of $38.8 million in employee compensation and related costs, $17.7 million in professional services and fees, $8.5 million in facilities and information systems, $6.6 million in prototype expense related to the development initiatives described above, and $6.9 million in depreciation expense.

•	Selling and marketing expense benefited by $1.5 million in foreign exchange rates primarily due to the strengthening of the U.S. dollar in relation to the Euro. The resulting $33.1 million change primarily reflects increases of $25.8 million in employee compensation and related costs, $3.6 million in travel-related expenditures and $1.3 million in facilities and information systems.

•	General and administrative increased by $13.6 million in consulting service expense, $7.6 million in employee compensation and related costs, and $7.1 million in facilities and information systems expense.

•	Acquisition and integration costs are related to the MEN Acquisition. As of July 31, 2010, we have incurred $83.3 million in transaction, consulting and third party service fees.

•	Amortization of intangible assets increased due to the acquisition of additional intangible assets as a result of the MEN Acquisition.

•	Goodwill impairment costs reflect the impairment of goodwill and resulting charge incurred in fiscal 2009 as described in Note 4 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report

•	Restructuring costs for fiscal 2010 primarily reflect the headcount reductions taken during the second and third quarters of fiscal 2010 described in the “Overview – Restructuring Activities” above.
Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Nine Months Ended July 31,				Increase
	2009	%*	2010	%*	(decrease)	%**
Interest and other income (loss), net	$9,167	1.9	$307	—	$(8,860)	(96.7)
Interest expense	$5,552	1.2	$11,931	1.5	$6,379	114.9
Loss on cost method investments	$5,328	1.1	$—	—	$(5,328)	(100.0)
Provision for income taxes	$139	—	$934	0.1	$795	571.9

*	Denotes % of total revenue

**	Denotes % change from 2009 to 2010
•	Interest and other income (loss), net decreased as a result of an $8.9 million decrease in interest income due to lower interest rates and lower invested balances. Decreased interest and other income, net also reflects a $2.0 million charge relating to the termination of an indemnification asset upon the expiration of the statute of limitations applicable to one of the uncertain tax contingencies acquired as part of the MEN Acquisition. These items were partially offset by a $2.6 million non-cash gain related to the fair value of the redemption feature associated with our 4.0% Convertible Senior Notes due March 15, 2015. See Notes 8 and 16 to the Condensed Consolidated Financial Statements found under Item 1 of Part I of this report for more information regarding the issuance of these convertible notes and the fair value of the redemption feature contained therein.

•	Interest expense increased due our private placement of $375.0 million in aggregate principal amount of 4.0% Convertible Senior Notes due March 15, 2015. See Note 16 to the Condensed Consolidated Financial Statements found under Item 1 of Part I of this report.

•	Loss on cost method investments for fiscal 2009 was primarily due to a decline in value of our investment in two privately held technology companies that was determined to be other-than-temporary.

•	Provision for income taxes increased primarily due to a decrease in refundable federal tax credits.
Results of Operating Segments
     Upon the completion of the MEN Acquisition, we reorganized our internal organizational structure and the management of our business into the following operating segments: Packet-Optical Transport; Packet-Optical Switching; Carrier Ethernet Service Delivery; and Software and Services. See Note 20 to the Condensed Consolidated Financial Statements found under Item 1 of Part I of this report. The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue, including the presentation of prior periods to reflect the change in reportable segments, for the periods indicated:

	Quarter Ended July 31,				Increase
	2009	%*	2010	%*	(decrease)	%**
Revenue:
Packet Optical Transport	$78,048	47.3	$242,057	62.1	$164,009	210.1
Packet Optical Switching	37,503	22.8	34,806	8.9	(2,697)	(7.2)
Carrier Ethernet Service Delivery	22,677	13.8	33,802	8.7	11,125	49.1
Software and Services	26,530	16.1	79,010	20.3	52,480	197.8

Consolidated revenue	$164,758	100.0	$389,675	100.0	$224,917	136.5

*	Denotes % of total revenue

**	Denotes % change from 2009 to 2010
•	Packet-Optical Transport revenue for fiscal 2010 reflects the addition of $171.5 million in revenue from the MEN Business and a decrease of $7.5 million related to Ciena’s pre-acquisition portfolio. The addition of MEN Business revenue reflects $72.6 million of OME 6500, $68.3 million of OM 5200, $11.1 million of CPL, $8.0 million of OME 3500, $4.4 million of OME 6110 and $7.1 million of legacy transport products. These increases offset a $4.0 million decrease in CoreStream revenue and a $3.5 million decrease in Ciena’s pre-acquisition legacy transport products.

•	Packet-Optical Switching revenue decreased reflecting a decline in CoreDirector revenue. Sales of Packet-Optical Switching products reflect principally our CoreDirector platform, which has a concentrated customer base. As a result, revenue can fluctuate considerably depending upon individual customer purchasing decisions.

•	Carrier Ethernet Service Delivery revenue increased reflecting sales of switching and aggregation products in support of wireless backhaul deployments.

•	Software and Services revenue increased primarily due to the addition of $34.2 million in maintenance support revenue and $10.7 million in installation and deployment services from the MEN Business. Services revenue also benefited from a $6.1 million increase in maintenance support revenue from Ciena’s pre-acquisition portfolio.
     The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated, including the presentation of prior periods to reflect the change in reportable segments:

	Nine Months Ended July 31,				Increase
	2009	%*	2010	%*	(decrease)	%**
Revenue:
Packet Optical Transport	$221,684	46.5	$423,216	51.6	$201,532	90.9
Packet Optical Switching	124,841	26.2	90,638	11.1	(34,203)	(27.4)
Carrier Ethernet Service Delivery	45,561	9.6	149,047	18.2	103,486	227.1
Software and Services	84,273	17.7	156,121	19.1	71,848	85.3

Consolidated revenue	$476,359	100.0	$819,022	100.0	$342,663	71.9

*	Denotes % of total revenue

**	Denotes % change from fiscal 2009 to fiscal 2010
•	Packet-Optical Transport revenue for fiscal 2010 reflects the addition of Packet-Optical Transport revenue from the MEN Business of $88.8 million related to our OME 6500, $82.4 million related to OM 5200, $12.2 million related to CPL and $10.2 million related to OME 3500. In addition, revenue related to our CN4200 increased by $15.4 million. These increases were offset by a $16.4 million decrease in revenue related to Corestream reflecting, in part, the long life cycle of this platform and the ongoing platform transition resulting from the MEN Acquisition.

•	Packet-Optical Switching revenue decreased reflecting a decline in CoreDirector revenue. Sales of Packet-Optical Switching products reflect principally our CoreDirector platform, which has a concentrated customer base. As a result, revenue can fluctuate considerably depending upon individual customer purchasing decisions. In addition, we anticipate sales of CoreDirector will fluctuate, in part reflecting the technology transition from this product toward our 5430 Family of Reconfigurable Switching Solutions.

•	Carrier Ethernet Service Delivery revenue increased significantly, reflecting sales of switching and aggregation products in support of wireless backhaul deployments.

•	Software and Services revenue increased primarily due to the addition of $47.8 million in maintenance support revenue and $12.2 million in installation and deployment services from the MEN Business. Services revenue also benefited from a $12.2 million increase in Ciena’s pre-acquisition services portfolio.
Segment Profit (Loss)
     The table below (in thousands, except percentage data) sets forth the changes in our segment profit (loss), including the presentation of prior periods to reflect the change in reportable segments, for the respective periods:

	Quarter Ended July 31,
			Increase
	2009	2010	(decrease)	%*
Segment profit (loss):
Packet-Optical Transport	$12,807	$12,874	$67	0.5
Packet-Optical Switching	10,443	10,320	(123)	(1.2)
Carrier Ethernet Service Delivery	2,575	(3,212)	(5,787)	(224.7)
Software and Services	4,398	23,158	18,760	426.6

*	Denotes % change from 2009 to 2010
•	Packet-Optical Transport segment profit was relatively flat on higher sales volume as a result of lower product gross margin and higher research and development costs due to the MEN Acquisition.

•	Packet-Optical Switching segment profit was relatively flat due to lower sales volume and increased research and development costs.

•	Carrier Ethernet Service Delivery segment profit decreased due to increased research and development costs partially offset by higher sales volume and improved gross margin.

•	Software and Services segment profit increased due to increased sales volume and improved gross margin, partially offset by increased research and development costs.
     The table below (in thousands, except percentage data) sets forth the changes in our segment profit (loss), including the presentation of prior periods to reflect the change in reportable segments, for the respective periods:

	Nine Months Ended July 31,
			Increase
	2009	2010	(decrease)	%*
Segment profit (loss):
Packet-Optical Transport	$20,282	$26,402	$6,120	30.2
Packet-Optical Switching	43,325	13,749	(29,576)	(68.3)
Carrier Ethernet Service Delivery	(12,323)	31,642	43,965	356.8
Software and Services	15,320	35,274	19,954	130.2

*	Denotes % change from 2009 to 2010
•	Packet-Optical Transport segment profit increased due to higher sales volume, partially offset by higher research and development costs, in part due to the MEN Acquisition.

•	Packet-Optical Switching segment profit decreased due to lower sales volume and increased research and development costs.

•	Carrier Ethernet Service Delivery segment loss decreased due to significantly higher sales volume and improved gross margin, partially offset by increased research and development costs.

•	Software and Services segment profit increased due to higher sales volume and improved gross margin, partially offset by increased research and development costs.
Liquidity and Capital Resources
     At July 31, 2010, our principal source of liquidity was cash and cash equivalents. The following table summarizes our cash and cash equivalents and investments (in thousands):

	October 31,	July 31,	Increase
	2009	2010	(decrease)
Cash and cash equivalents	$485,705	$470,237	$(15,468)
Short-term investments	563,183	184	(562,999)
Long-term investments	8,031	—	(8,031)

Total cash and cash equivalents and investments	$1,056,919	$470,421	$(586,498)

     The decrease in total cash and cash equivalents and investments during the first nine months of fiscal 2010 was primarily related to our payment of $693.2 million related to the purchase price for the MEN Acquisition, partially offset by our receipt of $364.3 million in net proceeds from the private placement of $375.0 million in aggregate principal amount of 4.0% Convertible Senior Notes due March 15, 2015. We used $203.2 million in cash from operations during first nine months of fiscal 2010, consisting of $114.2 million for changes in working capital and $89.0 million from net losses (adjusted for non-cash charges). Cash used from operations includes $83.3 million of acquisition and integration-related expense, of which $74.4 million was reflected in net losses (adjusted for non-cash charges) and $8.9 million was reflected in changes in working capital. See Notes 3 and 16 to the Condensed Consolidated Financial Statements under Item 1 of Part I of this report for more information regarding the MEN Acquisition and our convertible notes offering.
     Based on past performance and current expectations, we believe that our cash and cash equivalents and cash generated from operations will satisfy our working capital needs, capital expenditures, and other liquidity requirements associated with our existing operations through at least the next 12 months. As expected, the investment in working capital for the first nine months of fiscal 2010 reflects the increased scale of business as the result of the MEN Acquisition and the lower net working capital transferred to Ciena at closing, which resulted in a purchase price adjustment following the closing. We regularly evaluate our liquidity position and the anticipated cash needs of the business to fund our operating plans as well as any capital raising opportunities that may be available to us.
     The following sections review the significant activities that had an impact on our cash during the first nine months of fiscal 2010.
Operating Activities
     The following tables set forth (in thousands) components of our cash generated from operating activities during the period:
     Net loss

Nine Months Ended
July 31,
2010
Net loss	$253,197

     Our net loss during the first nine months of fiscal 2010 included the significant non-cash items summarized in the following table (in thousands):

Nine Months Ended
July 31,
2010
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	$28,146
Share-based compensation costs	26,451
Amortization of intangible assets	82,476
Provision for inventory excess and obsolescence	10,749
Provision for warranty	16,388

Total significant non-cash charges	$164,210

     Accounts Receivable, Net
     Excluding the addition of $7.2 million of accounts receivable recorded upon completion of the MEN Acquisition, cash used by accounts receivable, net of allowance for doubtful accounts, during the first nine months of fiscal 2010 was $134.8 million primarily due to higher sales volume. Our days sales outstanding (DSOs) increased from 68 days for the first nine months of fiscal 2009 to 86 days for the first nine months of fiscal 2010. Our DSOs increased due to a larger proportion of sales occurring later in our third quarter of fiscal 2010.
     The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts, from the end of fiscal 2009 through the end of the third quarter of fiscal 2010:

	October 31,	July 31,	Increase
	2009	2010	(decrease)
Accounts receivable, net	$118,251	$260,277	$142,026

     Inventory
     Excluding the addition of $114.1 million of inventory recorded upon completion of the MEN Acquisition, cash consumed by inventory during the first nine months of fiscal 2010 was $30.8 million due to increased inventory levels to support a higher sales volume. Our inventory turns decreased from 3.2 turns during the first nine months of fiscal 2009 to 2.4 turns for the first nine months of fiscal 2010.
     During the first nine months of fiscal 2010, changes in inventory reflect a $10.7 million reduction related to a non-cash provision for excess and obsolescence. The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2009 through the end of the third quarter of fiscal 2010:

	October 31,	July 31,	Increase
	2009	2010	(decrease)
Raw materials	$19,694	$26,606	$6,912
Work-in-process	1,480	6,021	4,541
Finished goods	90,914	220,044	129,130

Gross inventory	112,088	252,671	140,583
Provision for inventory excess and obsolescence	(24,002)	(30,507)	(6,505)

Inventory	$88,086	$222,164	$134,078

     Accounts payable, accruals and other obligations
     Excluding the addition of $39.0 million of accounts payable, accruals and other obligations upon completion of the MEN Acquisition, cash generated in operations related to accounts payable, accruals and other obligations during the first nine months of fiscal 2010 was $83.6 million.
     During the first nine months of fiscal 2010, we had non-operating cash accounts payable increases of $2.9 million related to equipment purchases. Changes in accrued liabilities reflect non-cash provisions of $16.4 million related to warranties. The following table sets forth (in thousands) changes in our accounts payable, accruals and other obligations from the end of fiscal 2009 through the end of the third quarter of fiscal 2010:

	October 31,	July 31,	Increase
	2009	2010	(decrease)
Accounts payable	$53,104	$118,972	$65,868
Accrued liabilities	103,349	178,427	75,078
Restructuring liabilities	9,605	9,016	(589)
Other long-term obligations	8,554	10,098	1,544

Accounts payable, accruals and other obligations	$174,612	$316,513	$141,901

     Interest Payable on Convertible Notes
     Interest on our outstanding 0.25% convertible senior notes, due May 1, 2013, is payable on May 1 and November 1 of each year. We paid $0.4 million in interest on these convertible notes during the first nine months of fiscal 2010.
     Interest on our outstanding 4.0% convertible senior notes, due March 15, 2015, is payable on March 15 and September 15 of each year. Our initial interest payment on these notes will be due on September 15, 2010.

     Interest on our outstanding 0.875% convertible senior notes, due June 15, 2017, is payable on June 15 and December 15 of each year. We paid $4.3 million in interest on these convertible notes during the first nine months of fiscal 2010.
     The indentures governing our outstanding convertible notes do not contain any financial covenants. The indentures provide for customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. See Note 16 to the Condensed Consolidated Financial Statements under Item 1 of Part I of this report for more information regarding our outstanding convertible notes.
     The following table reflects (in thousands) the balance of interest payable and the change in this balance from the end of fiscal 2009 through the end of the third quarter of fiscal 2010:

	October 31,	July 31,	Increase
	2009	2010	(decrease)
Accrued interest payable	$2,045	$6,370	$4,325

     Deferred revenue
     Excluding the addition of $18.8 million of deferred revenue recorded upon completion of the MEN Acquisition, deferred revenue decreased by $4.0 million during the first nine months of fiscal 2010. Product deferred revenue represents payments received in advance of shipment and payments received in advance of our ability to recognize revenue. Services deferred revenue is related to payment for service contracts that will be recognized over the contract term. The following table reflects (in thousands) the balance of deferred revenue and the change in this balance from the end of fiscal 2009 through the end of the third quarter of fiscal 2010:

	October 31,	July 31,	Increase
	2009	2010	(decrease)
Products	$11,998	$15,132	$3,134
Services	63,935	75,645	11,710

Total deferred revenue	$75,933	$90,777	$14,844

Investing Activities
     During the first nine months of fiscal 2010, we had net sales and maturities of approximately $633.5 million of available for sale securities. Investing activities also include our payment of the $693.2 million purchase price related to the MEN Acquisition. Investing activities also included the purchase of $63.6 million in marketable debt securities and the payment of approximately $34.6 million in equipment purchases. We also purchased an additional $4.4 million of equipment that was included in accounts payable. Purchases of equipment in accounts payable increased by $2.9 million from the end of fiscal 2009.
Financing Activities
     On March 15, 2010, we completed a private placement of 4.0% Convertible Senior Notes due March 15, 2015 in aggregate principal amount of $375.0 million. The net proceeds from this offering were $364.3 million. See Note 16.
Contractual Obligations
     Significant changes to contractual obligations during the first nine months of fiscal 2010 relate to purchase obligations and operating leases, principally for additional facilities, associated with the MEN Acquisition. Changes to interest and principal due on convertible notes relate to our private placement, during the second quarter of fiscal 2010, of 4.0% Convertible Senior Notes due March 15, 2015 in aggregate principal amount of $375.0 million. The following is a summary of our future minimum payments under contractual obligations as of July 31, 2010 (in thousands):

		Less than one	One to three	Three to five
	Total	year	years	years	Thereafter
Interest due on convertible notes	$107,860	$20,120	$40,240	$38,750	$8,750
Principal due at maturity on convertible notes	1,173,000	—	298,000	375,000	500,000
Operating leases (1)	102,128	23,497	33,691	19,797	25,143
Purchase obligations (2)	244,142	244,142	—	—	—
Transition service obligations (3)	23,492	23,492	—	—	—

Total (4)	$1,650,622	$311,251	$371,931	$433,547	$533,893

(1)	The amount for operating leases above does not include insurance, taxes, maintenance and other costs required by the applicable operating lease. These costs are variable and are not expected to have a material impact.

(2)	Purchase obligations relate to purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of the amount reported above relates to firm, non-cancelable and unconditional obligations.

(3)	Transition service obligations represent the non-cancelable portion of fees under the transition service agreement. See “Overview — Integration Activities and Costs”.

(4)	As of July 31, 2010, we also had approximately $7.1 million of other long-term obligations in our condensed consolidated balance sheet for unrecognized tax positions that are not included in this table because the periods of cash settlement with the respective tax authority cannot be reasonably estimated.
     Some of our commercial commitments, including some of the future minimum payments set forth above, are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of July 31, 2010 (in thousands):

		Less than one	One to three	Three to five
	Total	year	years	years
Standby letters of credit	$39,860	$35,261	$3,895	$704

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

     We apply the percentage of completion method to long term arrangements where we are required to undertake significant production customizations or modification engineering, and reasonable and reliable estimates of revenue and cost are available. Utilizing the percentage of completion method, we recognize revenue based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred. In instances that do not meet the percentage of completion method criteria, and recognition of revenue is deferred until there are no uncertainties regarding customer acceptance. If circumstances arise that change the original estimates of revenue, costs, or extent of progress toward completion, revisions to the estimates are made. These revisions may result in increases or decreases in estimated revenue or costs, and such revisions are reflected in income in the period in which the circumstances that gave rise to the revision become known by management.
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
     Our total deferred revenue for products was $12.0 million and $15.1 million as of October 31, 2009 and July 31, 2010, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $63.9 million and $75.7 million as of October 31, 2009 and July 31, 2010, respectively.
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
     Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measure of estimated fair value of our share-based compensation. See Note 18 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of July 31, 2010, total unrecognized compensation expense was: (i) $7.0 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 0.9 years; and (ii) $65.4 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.6 years.
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
Reserve for Inventory Obsolescence
     We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. Upon recognition of the write down, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. We recorded charges for excess and obsolete inventory of $11.1 million and $10.7 million in the first nine months of fiscal 2009 and 2010, respectively. During fiscal 2009, these charges were primarily related to excess inventory due to a change in forecasted product sales. For the first nine months of fiscal 2010, these charges were primarily related to excess and obsolete inventory charges relating to product rationalization decisions in connection with the MEN Acquisition. In an effort to limit our exposure to delivery delays and to satisfy customer needs we purchase inventory based on forecasted sales across our product lines. In addition, part of our research and development strategy is to promote the convergence of similar features and functionalities across our product lines. Each of these practices exposes us to the risk that our customers will not order products for which we have forecasted sales, or will purchase less than we have forecasted. Historically, we have experienced write downs due to changes in strategic direction, discontinuance of a product and declines in market conditions. If actual market conditions worsen or differ from those we have assumed, if there is a sudden and significant decrease in demand for our products, or if there is a higher incidence of inventory obsolescence due to a rapid change in technology, we may be required to take additional inventory write-downs, and our gross margin could be adversely affected. Our inventory net of allowance for excess and obsolescence was $88.1 million and $222.2 million as of October 31, 2009 and July 31, 2010, respectively.
Restructuring
     As part of our restructuring costs, we provide for the estimated cost of the net lease expense for facilities that are no longer being used. The provision is equal to the fair value of the minimum future lease payments under our contracted lease obligations, offset by the fair value of the estimated sublease payments that we may receive. As of July 31, 2010, our accrued restructuring liability related to net lease expense and other related charges was $7.3 million. The total minimum remaining lease payments for these restructured facilities are $11.9 million. These lease payments will be made over the remaining lives of our leases, which range from nine months to nine years. If actual market conditions are different than those we have projected, we will be required to recognize additional restructuring costs or benefits associated with these facilities.

Allowance for Doubtful Accounts Receivable
     Our allowance for doubtful accounts receivable is based on management’s assessment, on a specific identification basis, of the collectibility of customer accounts. We perform ongoing credit evaluations of our customers and generally have not required collateral or other forms of security from customers. In determining the appropriate balance for our allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectibility. In doing so, we consider creditworthiness, payment history, account activity and communication with such customer. If a customer’s financial condition changes, or if actual defaults are higher than our historical experience, we may be required to take a charge for an allowance for doubtful accounts receivable which could have an adverse impact on our results of operations. Our accounts receivable net of allowance for doubtful accounts was $118.3 million and $260.3 million as of October 31, 2009 and July 31, 2010, respectively. Our allowance for doubtful accounts as of October 31, 2009 and July 31, 2010 was $0.1 million.
Goodwill
     Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our acquisitions. We test goodwill for impairment on an annual basis, which we have determined to be the last business day of fiscal September each year. We also test goodwill for impairment between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The first step is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. A non-cash goodwill impairment charge would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period. At July 31, 2010, we had $38.1 million in goodwill, assigned to our Packet-Optical Transport reporting unit. All of the goodwill on our Condensed Consolidated Balance Sheet as of July 31, 2010 is a result of the acquisition of the MEN Business. See Note 4 to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report for information relating to our interim impairment assessment during fiscal 2009.
Long-lived Assets
     Our long-lived assets include: equipment, furniture and fixtures; finite-lived intangible assets; indefinite-lived intangible assets; and maintenance spares. As of October 31, 2009 and July 31, 2010 these assets totaled $154.7 million and $642.6 million, net, respectively. We test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount is not recoverable from its undiscounted cash flows. Our long-lived assets are assigned to our reporting units which represents the lowest level for which we identify cash flows.
Derivatives
     Our 4.0% convertible senior notes include a redemption feature that is accounted for as a separate embedded derivative. The embedded redemption feature is bifurcated from these notes using the “with-and-without” approach. As such, the total value of the embedded redemption feature is calculated as the difference between the value of these notes (the “Hybrid Instrument”) and the value of an identical instrument without the embedded redemption feature (the “Host Instrument”). Both the Host Instrument and the Hybrid Instrument are valued using a modified binomial model. The modified binomial model utilizes a risk free interest rate, an implied volatility of Ciena’s stock, the recovery rates of bonds, and the implied default intensity of the 4.0% convertible senior notes. The embedded redemption feature is recorded at fair value on a recurring basis and these changes are included in interest and other income (expense), net on the Condensed Consolidated Statement of Operations.
Deferred Tax Valuation Allowance
     As of July 31, 2010, we have recorded a valuation allowance offsetting essentially all our net deferred tax assets of $1.3 billion. When measuring the need for a valuation allowance, we assess both positive and negative evidence regarding the realizability of these deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as our operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, our cumulative loss during this three-year period represents sufficient negative evidence regarding the need for nearly a full valuation allowance. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income or as an adjustment to paid-in capital, based on tax ordering requirements.
Warranty
     Our liability for product warranties, included in other accrued liabilities, was $40.2 million and $64.5 million as of October 31, 2009 and July 31, 2010, respectively. Our products are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties was $13.6 million and $16.4 million for the first nine months of fiscal 2009 and 2010, respectively. The provision for warranty claims may fluctuate on a quarterly basis depending upon the mix of products and customers in that period. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. An increase in warranty claims or the related costs associated with satisfying these warranty obligations could increase our cost of sales and negatively affect our gross margin.
Uncertain Tax Positions
     We account for uncertainty in income tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. As of July 31, 2010, we had $1.3 million and $7.1 million recorded as current and long-term obligations, respectively, related to uncertain tax positions. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.
     The total amount of unrecognized tax benefits increased by $1.0 million during the first nine months of fiscal 2010 to $8.4 million, which includes $1.4 million of interest and some minor penalties. On March 19, 2010, as a result of the acquisition of the MEN Business, Ciena recorded a liability and an indemnification asset of $2.6 million related to the uncertain income tax positions of the MEN Business. During the second quarter of fiscal 2010, subsequent to the acquisition, this acquired liability and associated indemnification asset were reduced by $2.0 million due to a lapse in applicable statute of limitations.
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

     Interest Rate Sensitivity. As of July 31, 2010 we no longer hold any marketable debt securities which would be subject to interest rate sensitivity. See Notes 7 and 8 to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report for information relating to these investments and their fair value. Accordingly, if market interest rates were to increase immediately and uniformly by 10 percentage points from current levels, the fair value of the portfolio would not be affected.
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
     With regard to operating expense, our primary exposures to foreign currency exchange risk are related to non-U.S. dollar denominated operating expense in Canadian Dollars, British Pounds, Euros and Indian Rupees. During the first nine months of fiscal 2010, approximately 69.2% of our operating expense was U.S. dollar denominated.
     To reduce variability in non-U.S. dollar denominated operating expense, we have previously entered into foreign currency forward contracts and may do so in the future. We utilize these derivatives to partially offset our market exposure to fluctuations in certain foreign currencies. In the past, these derivatives have been designated as cash flow hedges and were fully matured as of October 31, 2009. We do not enter into foreign exchange forward or option contracts for trading purposes.
     For the nine months of fiscal 2010, research and development, and general and administrative expenses, were negatively affected by approximately $11.3 million, $0.2 million respectively, due to unfavorable foreign exchange rates related to the weakening of the U.S. dollar in relation to the Canadian Dollar, partially offset by favorable foreign exchange rates related to the strengthening of the U.S. dollar in relation to the Euro. Sales and marketing benefited by $1.5 million due to favorable foreign exchange rates related to the strengthening of the U.S. dollar in relation to the Euro.
     As of July 31, 2010, our assets and liabilities related to non-dollar denominated currencies were primarily related to intercompany payables and receivables.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
      As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     As described elsewhere in this report, we acquired the MEN Business on March 19, 2010. We are in the process of integrating the MEN Business and we currently rely on services provided through an affiliate of Nortel under a transition services agreement to support, among other purposes, the control activities of the MEN Business. Such services commenced during our second fiscal quarter and initially impacted our internal controls over financial reporting during that period. We have not fully evaluated the internal control over financial reporting of the MEN Business and, as permitted by SEC rules and regulations, will exclude the MEN Business from our evaluation of the effectiveness of the internal control over financial reporting from our Annual Report on Form 10-K for fiscal 2010. The process of integrating the MEN Business into our evaluation of internal control over financial reporting may result in future changes to our internal control over financial reporting. The MEN Business will be part of our evaluation of the effectiveness of internal control over financial reporting in our Annual Report on Form 10-K for our fiscal year ending October 31, 2011, in which report we will be initially required to include the MEN Business in our annual assessment.

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
     The complexity and magnitude of the integration effort associated with the MEN Acquisition will be significant and will require that Ciena fund significant capital and operating expense to support the integration of the combined operations. We currently expect that integration expense associated with equipment and information technology, transaction expense, and consulting and third party service fees associated with integration, will be approximately $180.0 million over a two-year period, with a significant portion of such costs anticipated to be incurred during fiscal 2010. We have incurred and expect to continue to incur additional costs as we build up internal resources, including headcount, facilities and information systems, or engage third party providers, while we simultaneously continue to rely upon and transition away from critical transition support services provided by an affiliate of Nortel during a transition period. In addition to these transition costs, we have incurred and expect to continue to incur increased expense relating to, among other things, restructuring and increased amortization of intangibles and inventory obsolescence charges. Any material delays, difficulties or unanticipated additional expense associated with integration activities may harm our business and results of operations.
The integration of the MEN Business is a complex undertaking, involving a number of operational risks, and disruptions or delays could significantly harm our business and results of operations.
     Because of the structure of the MEN Acquisition as an asset carve out from Nortel, in a number of areas we did not acquire back-office systems and processes that support the operation of the business. The MEN Acquisition will therefore require that we build new organizations, grow Ciena’s existing infrastructure, or retain third party services to ensure business continuity and to support and scale our business. As noted below, we are currently relying upon an affiliate of Nortel to provide critical business support services for a transition period and will ultimately have to transfer these activities to internal or other third party resources. As a result, integrating the operations of the MEN Business will be extremely complex and we could encounter material disruptions, delays or unanticipated costs. Successful integration involves numerous risks, including:
•	assimilating product offerings and sales and marketing operations;

•	coordinating and implementing a combined research and development strategy;

•	retaining and attracting customers following a period of significant uncertainty associated with the acquired business;

•	diversion of management attention from business and operational matters;

•	identifying and retaining key personnel;

•	maintaining and transitioning relationships with key vendors, including component providers, manufacturers and service providers;

•	integrating accounting, information technology, enterprise management and administrative systems which may be difficult or costly;

•	making significant cash expenditures that may be required to retain personnel or eliminate unnecessary resources;

•	managing tax costs or liabilities for acquired or acquiring corporate entities;

•	coordinating a broader and more geographically dispersed organization;

•	maintaining uniform standards, procedures and policies to ensure efficient and compliant administration of the organization; and

•	making any necessary modifications to internal control to comply with the Sarbanes-Oxley Act of 2002 and related rules and regulations.
     Disruptions or delays associated with these and other risks encountered in the integration process could have a material adverse effect on our business and results of operations.
We are relying on an affiliate of Nortel for the performance of certain critical business support services during a transition period following the closing of the MEN Acquisition and there can be no assurance that such services will be performed timely and effectively.
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
     A number of factors, including lower than anticipated revenue and gross margin of the MEN Business, or fewer operating synergies of the combined operations, could cause dilution to our earnings per share or decrease or delay any accretive effect of the MEN Acquisition. We could also encounter unanticipated or additional integration-related costs or fail to realize all of the benefits of the MEN Acquisition that underlie our financial model and expectations for future growth and profitability. These and other factors could cause dilution to our earnings per share or decrease or delay the expected financial benefits of the MEN Acquisition and cause a decrease in the price of our common stock.
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

     Broad macroeconomic weakness has previously resulted in sustained periods of decreased demand for our products and services that have adversely affected our operating results. In response to these conditions, many of our customers significantly reduced their network infrastructure expenditures as they sought to conserve capital, reduce debt or address uncertainties or changes in their own business models brought on by broader market challenges. We continue to experience cautious spending among our customers as a result of the recent period of economic weakness and remain uncertain as to how long these macroeconomic and industry conditions will continue, the pace of recovery, and the magnitude of the effect of recent market conditions on our business and results of operations. Continued or increased challenging economic and market conditions could result in:
•	difficulty forecasting, budgeting and planning due to limited visibility into the spending plans of current or prospective customers;

•	increased competition for fewer network projects and sales opportunities;

•	increased pricing pressure that may adversely affect revenue and gross margin;

•	higher overhead costs as a percentage of revenue;

•	increased risk of charges relating to excess and obsolete inventories and the write off of other intangible assets; and

•	customer financial difficulty and increased difficulty in collecting accounts receivable.
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
     Additional factors that contribute to fluctuations in our revenue and operating results include:
•	broader economic and market conditions affecting us and our customers;

•	changes in capital spending by large communications service providers;

•	the timing and size of orders, including our ability to recognize revenue under customer contracts;

•	the transition from selling legacy to next-generation technology platforms;

•	variations in the mix between higher and lower margin products and services; and

•	the level of pricing pressure we encounter, particularly for our Packet-Optical Transport.

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

     To avoid delays and meet customer demand for shorter delivery terms, we place orders with our contract manufacturers and suppliers to manufacture components and complete assemblies based in part on forecasts of customer demand. As a result, our inventory purchases expose us to the risk that our customers either will not order the products we have forecasted or will purchase fewer products than forecasted. Unfavorable market or industry conditions can limit visibility into customer spending plans and compound the difficulty of forecasting inventory at appropriate levels. Moreover, our customer purchase agreements generally do not guarantee any minimum purchase level, and customers often have the right to modify, reduce or cancel purchase quantities. As a result, we may purchase inventory in anticipation of sales that do not occur. Historically, our inventory write-offs have resulted from the circumstances above. As features and functionalities converge across our product lines, and we introduce new products, however, we face an additional risk that customers may forego purchases of one product we have inventoried in favor of another product with similar functionality. If we are required to write off or write down a significant amount of inventory, our results of operations for the period would be materially adversely affected.
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
     The United States and various foreign governments have imposed controls, license requirements and other restrictions on the usage, import or export of some of the technologies that we sell. Governmental regulation of usage, import or export of our products, or our failure to obtain required approvals for our products, could harm our international and domestic sales and adversely affect our revenue and costs of sales. Failure to comply with such regulations could result in enforcement actions, fines or penalties and restrictions on export privileges. In addition, costly tariffs on our equipment, restrictions on importation, trade protection measures and domestic preference requirements of certain countries could limit our access to these markets and harm our sales. For example, India’s government has recently implemented certain rules applicable to non-Indian network equipment vendors and is considering further restrictions that may inhibit sales of certain communications equipment, including equipment manufactured in China, where certain of our products are assembled. These and other regulations could adversely affect the sale or use of our products and could adversely affect our business and revenue.
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
     As of July 31, 2010, our balance sheet includes $38.1 million of goodwill and $642.6 million in long-lived assets, which includes $470.6 million of intangible assets. Goodwill relates to the excess of the total purchase price of the MEN Acquisition over the fair value of the net acquired assets. We have incurred significant charges in the past relating to impairment of goodwill that we have acquired from business combinations. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These assumptions are used to forecast future, undiscounted cash flows. Given the significant uncertainty and instability of macroeconomic conditions in recent periods, forecasting future business is difficult and subject to modification. If actual market conditions differ or our forecasts change, we may be required to reassess long-lived assets and could record an impairment charge. Any impairment charge relating to goodwill or long-lived assets would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results could be materially adversely affected in such period.
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
     At July 31, 2010, indebtedness on our outstanding convertible notes totaled $1.2 billion in aggregate principal. Our use of cash to acquire the MEN Business, together with our private placement of $375.0 million in aggregate principal amount of additional convertible notes in March 2010 to fund in part the purchase price, resulted in significant additional indebtedness and materially reduced our existing cash balance.
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
Amendment to Change in Control Severance Agreements
     On September 8, 2010, the Compensation Committee of Ciena’s Board of Directors approved an amendment to the standard form of change in control severance agreements Ciena has previously entered into with our executive officers, including the named executive officers from our most recent proxy statement (Gary B. Smith, James E. Moylan, Jr., Stephen B. Alexander and Michael G. Aquino) and our principal operating officer (Philippe Morin). These agreements provide for the provision of certain severance benefits in the event that such officer’s employment is terminated by Ciena or any successor entity without “cause,” or by the officer for “good reason,” within one year following a change in control of Ciena (a “covered termination”).
     The amended form of severance agreements, among other things, modifies the amount of cash severance payable, the period of benefits coverage continuity and treatment of equity awards upon a covered termination. Mr. Smith’s severance agreement was amended to provide a lump sum payment of two and one-half times his base salary and annual target incentive bonus upon a covered termination. His agreement previously provided for a lump sum payment of the greater of $2 million or the sum of his base salary and annual target incentive bonus. Mr. Smith’s severance agreement was also amended to increase the length of his post-termination non-competition and non-solicitation obligations, upon which receipt of the severance benefits are conditioned, from 12 to 18 months. The severance agreements of the other Named Executive Officers were amended to provide a lump sum payment of one and one-half times base salary and annual target incentive bonus upon a covered termination. These agreements previously provided for one year of salary continuation and target incentive bonus payments, payable quarterly. The amended form of severance agreements increases from 12 to 18 months the period of continuity of benefits coverage for each officer, while at the same time eliminating any continuity of life and disability insurance coverage and removing the gross up for additional taxes incurred by the officer by reason of any income realized as a result of the continuation of benefits coverage. With regard to the treatment of equity awards upon a covered termination, the amended form of severance agreement increases from 50% to 100% the acceleration of vesting of outstanding awards, thereby aligning the Named Executive Officers with the treatment of equity in Mr. Smith’s existing agreement.

     The amended form of severance agreements also modifies the definition of “cause,” as it is used in the agreement, such that the revised definition includes the following conditions:
•	the officer’s willful or continued failure substantially to perform the duties of his position, as determined by the Governance and Nominations Committee of the Board;

•	any willful act or omission in connection with such officer’s responsibilities as an employee constituting dishonesty, fraud or other malfeasance, immoral conduct or gross misconduct;

•	any willful material violation of Ciena’s Code of Business Conduct and Ethics or the contractual proprietary information, inventions and non-solicitation arrangements between Ciena and such officer; or

•	the officer’s conviction of, or plea of nolo contendere to, a felony or a crime of moral turpitude.
     The amended form of severance agreements also modifies the definition of “change in control,” as it is used in the agreement, such that the revised definition includes a change in the composition of the Board of Directors occurring within a two year period, as a result of which less than a majority of the directors are “incumbent directors,” which includes either existing directors or directors who are elected or nominated for election with the affirmative votes of at least a majority of the directors of Ciena at the time of such election or nomination (but not including individuals who are elected or nominated in connection with an actual or threatened proxy contest relating to the election of directors).
     Lastly, the amended form of severance agreements eliminates the perpetual term in favor of a fixed, three-year term, provided that the term is subject to an automatic extension in the event that Ciena is in active negotiations regarding, or has entered into a definitive agreement with respect to, a change of control transaction.
Item 6. Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ciena Corporation
Date: September 8, 2010	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date: September 8, 2010	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)