Form 10-K
period 2010-10-31
CIENA CORP
filed 2010-12-22
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $1.4 billion based on the closing price of the Common Stock on the NASDAQ Global Select Market on May 2, 2010.
The number of shares of Registrant’s Common Stock outstanding as of December 15, 2010 was 94,146,715.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of the Form 10-K incorporates by reference certain portions of the Registrant’s definitive proxy statement for its 2011 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

CIENA CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED OCTOBER 31, 2010

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
     We are a network specialist targeting the transition of disparate, legacy communications networks to converged, next-generation architectures, optimized to handle increased traffic volumes and deliver more efficiently a broader mix of high-bandwidth communications services. Our communications networking products, through their embedded software and our network management software suites, enable network operators to efficiently and cost-effectively deliver critical enterprise and consumer-oriented communication services. Together with our comprehensive design, implementation and support services, our networking solutions offering seeks to enable software-defined, automated networks that address the business challenges, communications infrastructure requirements and service delivery needs of our customers. Our customers face a challenging and rapidly changing environment that requires their networks be robust enough to address increasing capacity needs from a growing set of consumer and business applications, and flexible enough to quickly adapt to execute new business strategies and support the delivery of innovative, revenue-creating services. By improving network productivity and automation, reducing network costs and providing flexibility to enable differentiated service offerings, our networking solutions offering creates business and operational value for our customers.
Acquisition of Nortel Metro Ethernet Networks Business (the “MEN Acquisition”)
     On March 19, 2010, we completed our acquisition of substantially all of the optical networking and Carrier Ethernet assets of Nortel’s Metro Ethernet Networks business (the “MEN Business”). The MEN Business that we acquired is a leading provider of next-generation, communications network products, with a significant global installed base and a strong technology heritage. The MEN Business is a leader in high-capacity 40G and 100G coherent optical transport technology that enables network operators to seamlessly upgrade their existing 2.5G and 10G networks, thereby enabling a significant increase in network capacity without the need for new fiber deployments or complex reengineering. The product and technology assets that we acquired include Nortel’s:
•	long-haul optical transport portfolio;

•	metro optical Ethernet switching and transport solutions;

•	Ethernet transport, aggregation and switching technology;

•	multiservice SONET/SDH product families; and

•	network management software products.
In addition to these products, we also acquired the network implementation and support service resources related to the MEN Business.
     We believe that our acquisition of the MEN Business represents a transformative opportunity for Ciena. We believe that this transaction strengthens our position as a leader in next-generation, converged optical Ethernet networking and accelerates the execution of our corporate and research and development strategies. We believe that the additional geographic reach, expanded customer relationships, and broader portfolio of complementary network solutions derived from the MEN Business allow us to better compete with traditional, larger communications network equipment vendors. We also believe that our broadened product and services portfolio positions us to address a wider range of customer segments, applications and service delivery opportunities. As a result of the MEN Acquisition, we added approximately 2,000 employees, including significant additional engineering talent, which nearly doubled our headcount. We expect our increased scale will enable additional operating leverage and optimize our research and development investment toward next-generation technologies and product platforms.

     See Note 2 to the Consolidated Financial Statements found under Item 8 of Part II of this annual report for additional information relating to the purchase price of the MEN Business, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this annual report, for additional information describing the effect of this transaction on our business, results of operations and financial position.
Segment Data and Certain Financial Information
     Effective upon the completion of the MEN Acquisition, we reorganized our internal organizational structure and the management of our business. See Note 20 to the Consolidated Financial Statements found under Item 8 of Part II of this annual report. We currently organize our operations into four separate operating segments: “Packet-Optical Transport,” “Packet-Optical Switching,” “Carrier Ethernet Service Delivery,” and “Software and Services.” The matters discussed in this “Business” section should be read in conjunction with the Consolidated Financial Statements found under Item 8 of Part II of this annual report, which include additional financial information about our operating segments, total assets, revenue, measures of profit and loss, and financial information about geographic areas and customers representing greater than 10% of revenue.
     We generated revenue of $1,236.6 million in fiscal 2010, as compared to $652.6 million in fiscal 2009. Annual revenue growth in large part reflects the addition of the MEN Business on March 19, 2010. For more information regarding our results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this annual report.
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
Industry Background
     The markets in which we sell our communications networking solutions have been subject to dynamic changes in recent years, including increased competition, growth in traffic, broader service offerings, and evolving technologies, market opportunities and challenges.
Increased Capacity Requirements and Multiservice Traffic Driving Increased Transmission Speeds
     Today’s networks are experiencing strong traffic growth and new service demands. Increasing network capacity requirements are being driven by growing use of and reliance upon communications services by consumer and enterprise end users for a wide range of personal and business tasks, as well as the expansion of high-bandwidth, wireline and wireless service offerings.
     Business customers seeking to improve automation, efficiency and productivity have become increasingly dependent upon enterprise-oriented communications and data services. Enterprises require robust networks to facilitate global expansion of operations, enable employee mobility and utilize video services. As their workforces are becoming more mobile, enterprises are driving demand for seamless access to critical business applications and data. In addition, enterprise technology trends such as IT virtualization and cloud computing are also placing new capacity and service requirements on networks. Growth in enterprise-oriented communications applications has resulted in expanded carrier-managed offerings of these and other business services. In addition, a number of large enterprises, government agencies and research and education institutions have decided to forego these traditional communications service offerings in favor of building their own, secure private networks.
     At the same time, an increasing portion of network traffic is being driven by consumer-oriented applications. Growing consumer adoption of broadband technologies, including peer-to-peer Internet applications, residential video services, online gaming and music downloads, as well as expanding mobile video data services, are dramatically increasing network traffic. This multiservice traffic growth requires the transition to higher capacity networks with increased transmission speeds, often with lower latency, such as our 40G and 100G coherent optical transport technology.

Multiservice Traffic Growth Requiring Transition to Flexible Network Architectures
     A broadening mix of high-bandwidth, data and video communications services, together with growing mobility and expanding wireless applications, will require upgrades to existing network infrastructure, including mobile backhaul and traditional wireline networks. The growing mix of high-bandwidth and latency-sensitive traffic, and an increased focus on controlling network costs, are driving a transition from multiple, disparate SONET/SDH-based networks to more efficient, converged, multi-purpose Ethernet/IP-based network architectures. The industry has seen network technology transitions like this in the past. These large investment cycles tend to happen over multi-year periods. For instance, from the mid 1980s to the mid 1990s, service providers focused network upgrades on the transition required to digitize voice traffic. From the mid 1990s to the mid 2000s, service providers focused network upgrades on the transition to SONET/SDH networks designed to reliably handle substantially more network traffic. We believe that the industry is currently in the early stages of network transition to multi-purpose Ethernet/IP-based network architectures that more efficiently handle a growing mix of multiservice traffic with a greater concentration of data.
     We refer to our implementation of next-generation network architectures that address this transition as “converged optical Ethernet.” Our converged optical Ethernet approach brings together the reliability and capacity of optical networking with the flexibility and economics of Ethernet, unified by our embedded and network management software. These attributes enable a network that is resilient, reconfigurable and automated. These network attributes are essential to support next-generation services and applications at the performance level required by end users. We see opportunities in providing a portfolio of carrier-class solutions that facilitate this transition to converged optical Ethernet networks.
Value Transition from Networks to Applications
     In the past, enterprises and consumers perceived value in network connectivity. End users of networks now place a higher value on the services or applications accessed and delivered over the network. As a result, in order to compete, service providers need to create, market, and sell profitable services as opposed to simply selling connectivity. Some of the areas that service providers are pursuing to compete and drive end user value include.
•	IT Virtualization. IT Virtualization moves a physical resource from a user’s desktop into the network, thereby making more efficient use of information technology resources. This approach has many appealing attributes such as lowering barriers of entry into new markets, and adding flexibility to scale certain aspects of a business faster and with less expense.

•	“Cloud” Services. Cloud services are characterized by the sharing of computing, storage and network resources to improve economics through higher utilization efficiencies. IT and network service providers are centralizing these resources in order to offer usage-based and metered services that are hosted remotely across a network. Smaller enterprises and consumers can subscribe to cloud services to replace local, on-site facilities, while larger enterprises and data center operators may use private clouds to consolidate their own resources and public clouds to accommodate peak demand situations, often in combination.

•	Mobility. The emergence of smart mobile devices that deliver integrated voice, audio, photo, video, email and mobile web capabilities, like Apple’s iPhone™ and Android™-based smart phones, are rapidly changing the service type and magnitude of data traffic carried by wireless networks. The increase in availability and improved ease of use of web-based applications from mobile devices expands the reach of virtualized services beyond a wireline connection. For instance, consumer-driven video and gaming are being virtualized, allowing broad access to these applications, regardless of the device or the network used.
We believe these shifts, and end user expectations regarding quality of service for these applications, will require communications network infrastructures to be more automated, robust and flexible.
Market Conditions and Effect on Network Investment
     As a result of the sustained period of economic weakness and uncertainty surrounding global macroeconomic conditions, our industry has experienced cautious capital expenditures, particularly among large service provider customers, as they have sought to conserve capital or address uncertainties or changes in their own business models brought on by broader market challenges. These dynamics have placed increased scrutiny and more rigid prioritization on network spending. Our customers seek to create and rapidly deliver new, robust service offerings and dedicated communications at increasing speeds to differentiate from competitors and grow their business. At the same time, they are increasingly seeking ways to optimize their network operating and capital costs. We believe that these dynamics will result in a shift in network spending toward high-capacity, next-generation network architectures. By utilizing scalable networks that are less complex, less expensive to operate and more adaptable, network operators can derive increased value from their network investments through the rapid, efficient and profitable delivery of new services.

Strategy
     Key components of our corporate strategy are set forth below:
     Maintain and extend technology leadership in converged optical Ethernet networking to drive sales across product portfolio. Through continued investment and innovation, our strategy is to enhance our leading, next generation coherent transport technology for high capacity long-haul and metro networks. We intend to extend our technology leadership and leverage our market share in Packet-Optical Transport products to drive sales of our Packet-Optical Switching and Carrier Ethernet Service Delivery products. We intend to expand our data-optimized, Packet-Optical Switching solutions, specifically our ActivFlex 5400 family of Reconfigurable Switching Systems, to enable an end-to-end OTN and Ethernet-based architecture that offers better cost per bit, more flexibility, and higher reliability for network operators. We also seek to expand our Carrier Ethernet Service Delivery portfolio, including high-capacity (terabit scale) Ethernet metro aggregation switches, for mobile backhaul and business Ethernet services. An important component of our research and development strategy is to enhance our embedded and network management software. By creating a common network management software platform across our expanded product portfolio, we seek to enable service level management across network layers, rapid service provisioning, increased automation and leverage across our customer solutions.
     Diversify our customer segments and customer application of our products. Historically, service providers have represented the largest portion of our revenue, with their application of our products largely supporting terrestrial, wireline networks. Part of our strategy is to seek opportunities to address new customer segments, and increase our sales to wireless providers, cable and multiservice operators, enterprises, government agencies and research and educational institutions. We are also seeking to sell our product and service solutions to support additional network applications, including in submarine networks, content delivery networks, business Ethernet services and mobile backhaul. While we seek to penetrate new customer segments and broaden the applications for which customers select our solutions, we also intend to win new service provider customers in existing markets and expand our market share in existing accounts by cross-selling our broader portfolio.
     Expand our geographic reach. We seek to build upon the broader global presence of our business provided by the MEN Acquisition through expansion of our geographic reach and market share in growing markets including Brazil, the Middle East, Russia and India. We intend to penetrate new geographies through a combination of direct resources and third party channels, such as reseller, service providers and integrators, for marketing, selling and distributing our solutions. We also intend, through cross-selling and other sales initiatives, to increase sales of our Packet-Optical Switching and Carrier Ethernet Service Delivery products in international markets. We also seek to build the Ciena brand globally through additional marketing initiatives.
     Leverage our consultative, network specialist approach. Our close relationship with customers in the design, development, implementation and support of our solutions offering is a key differentiator for our business and provides us with unique insight into their business and network needs. We believe that by offering an expanded portfolio of professional services that meets the business needs of our customers, we bring strategic value to customer relationships beyond the sale of our next-generation communications networking products. This service-oriented solutions offering allows us to work closely with customers in their design, deployment and delivery of new services. By understanding and addressing their network infrastructure needs, the competitive landscape, and the evolving and challenging markets in which our customers compete, we believe our customized solutions offering, including advanced services, creates additional business and operational value for our customers, enabling them to better compete in a challenging environment.
     Successfully complete the integration of the MEN Business and achieve desired operating leverage. We continue to make significant progress on activities relating to the integration of the MEN Business. We have completed our organizational structure, sales coverage plans and decisions regarding the rationalization of our combined product portfolio. We have also realized initial operating synergies from the combined company and are approaching an exit from the transition services currently provided by an affiliate of Nortel. We intend to devote the necessary time and resources toward the successful completion of remaining integration activities. A number of these are complex, including the rationalization of our supply chain, third party manufacturers and facilities, the complete integration of our networking equipment offering, the development of a common network management system across our expanded portfolio, and the winding down of transition services. We seek to leverage the longer-term opportunities, including improved operating efficiencies, presented by these activities.
Customers and Markets
     Our customer base, and the geographic markets and customer segments into which we sell our products and services, have expanded in recent years, in part as a result of the acquisition of the MEN Business. The network infrastructure needs of our customers vary, depending upon their size, location, the nature of their end users and the applications or services that they deliver and support. We sell our product and service offerings through our direct sales force and third party channel partners to end user network operators in the following customer segments:

Communications Service Providers
     Our service provider customers include regional, national and international, wireline and wireless carriers. These customers include AT&T, Bell Canada, BT, Cable & Wireless, CenturyLink, Clearwire, France Telecom, Korea Telecom, Qwest, Sprint, Tata Communications, Telefonica, Telmex, Telus, Verizon and XO Communications. Traditional telecommunications service providers are our historical customer base and continue to represent the largest contribution to our revenue. We provide service providers with products, from the network core to its edge, that address growing bandwidth demand from voice, video and data service applications. Our products enable a flexible, high-capacity, converged network that enables service providers to increase revenue through new service offerings and to reduce capital and operating network costs by aggregating multiservice traffic. Our products also enable service providers to support key applications for enterprise users, including carrier-managed services, wide area network consolidation, inter-site connectivity, storage extension, business continuity and Ethernet services.
Cable Operators
     Our customers include leading cable and multiservice operators in the U.S. and internationally. These customers include Comcast, Cox, RCN, Rogers, Time Warner and Cogeco. Our cable and multiservice operator customers rely upon us for carrier-grade, optical Ethernet transport and switching products to support enterprise-oriented services. Our platforms allow cable operators to integrate voice, video and data applications over a converged infrastructure and scale their networking infrastructure to keep ahead of the bandwidth and application demands of their subscribers. Our products support key cable applications including broadcast and digital video, voice over IP, video on demand and broadband data services.
Enterprise
     Our enterprise customers include large, multi-site commercial organizations, including participants in the financial, healthcare, transportation, utilities and retail industries. Our solutions enable enterprises to achieve operational improvements, increased automation and information technology cost reductions. Our products enable inter-site connectivity between data centers, sales offices, manufacturing plants, retail stores and research and development centers, using an owned or leased private fiber network or a carrier-managed service. Our products facilitate key enterprise applications including data, voice and video transport, Ethernet business services, storage extension, business continuity, online collaboration, video conferencing, cloud computing, low latency networking and wide area network (WAN) encryption. Our products also enable our enterprise customers to prevent unexpected network downtime and ensure the safety, security and availability of their data.
Government, Research and Education
     Our government customers include federal and state agencies in the U.S. as well as government entities outside of the U.S. Our customers also include domestic and international research and education institutions seeking to take advantage of technology innovation, improve their information infrastructure, and facilitate increased collaboration. Our solutions feature ultra-high capacity, reconfigurability and service flexibility to meet the requirements of supercomputing systems. Our products, software and services enable these customers to improve network performance, capacity, security, reliability and flexibility. We collaborate with leading institutions to provide government and research and education communities with optimized networks that minimize cost and complexity, through initiatives that support intelligent control plane technologies, interoperability and scalability.
Products and Services
     We offer a portfolio of communications networking products that form the building blocks of resilient and automated, next-generation networks. Our product portfolio consists of our Packet-Optical Transport, Packet-Optical Switching and Carrier Ethernet Service Delivery products, as well as the embedded and network management software that supports these platforms.
     We have focused our product and service offerings to address the following network priorities: core and metro network modernization, managed services and enterprise applications, Carrier Ethernet-based mobile backhaul and high-capacity submarine networks. In the network’s core, we deliver high-capacity transport and switching products that create an automated, dynamic optical infrastructure supporting a wide variety of network services. In the metro portion of the network, we deliver a comprehensive, converged transport and switching solution that manages circuits, wavelengths and packets. In managed services applications and enterprise networks, we enable enterprise-oriented services including storage, data connectivity, video and business Ethernet services. In mobile backhaul applications, we provide wireline and wireless carriers with the tools to migrate their networks to support mobile data applications and enable Ethernet-based backhaul. In submarine networks, we enhance existing submarine network fiber assets, increasing bandwidth capacity and enabling higher-availability services and differentiated customer-focused offerings.

Packet-Optical Transport
     Our Packet-Optical Transport portfolio includes industry leading, high-capacity transport platforms such as our ActivFlex 6500 Packet-Optical Platform, which features coherent, 40G and 100G optical transport. Our Packet-Optical Transport platforms include flexible, scalable wavelength division multiplexing (WDM) solutions that enable cost-effective and efficient transport of voice, video and data related to a variety of services for core networks as well as regional and metro networks. We offer scalable Packet-Optical Transport platforms, including several chassis sizes and a comprehensive set of line cards, that can be utilized from the customer premises, where space and power are critical, to the metropolitan/regional core, where the need for high capacity and carrier-class performance are essential. By automating optical infrastructures, our Packet-Optical Transport products support the efficient delivery of a wide variety of consumer-oriented network services, as well as key managed service and enterprise applications.
     Our Packet-Optical Transport family of products focuses on high-capacity optical transport and includes reconfigurable optical add-drop multiplexer (ROADM) capability. In addition to our CN 4200® FlexSelect®Advanced Services Platform (now “ActivSpan 4200”) and our Corestream® Agility Optical Transport System, our Packet-Optical Transport portfolio includes the following products acquired from the MEN Business:
•	Optical Multiservice Edge 6500 (now “ActivFlex 6500 Packet Optical Platform”)

•	Optical Multiservice Edge 6110 (now “ActivFlex 6110 Multiservice Optical Platform”)

•	Optical Metro 5200 (now “ActivSpan 5200”)

•	Common Photonic Layer (now “ActivSpan CPL”)

•	Optical Multiservice Edge 1000 series (OME 1000)

•	Optical Metro 3500 (OM 3500)
Our Packet-Optical Transport solutions also include legacy SONET/SDH products and legacy data networking products, as well as certain enterprise-oriented transport solutions that support storage and LAN extension, interconnection of data centers, and virtual private networks.
Packet-Optical Switching
     Our Packet-Optical Switching family of products provides TDM switching and packet switching capability. Our principal Packet-Optical Switching product is our CoreDirector® Multiservice Optical Switch. CoreDirector is a multiservice, multi-protocol switching system that consolidates the functionality of an add/drop multiplexer, digital cross-connect and packet aggregator, into a single, high-capacity intelligent switching system. CoreDirector’s mesh capability enables more efficient and more reliable networks. In addition to its application in core networks, CoreDirector may also be used in metro networks for aggregation and forwarding of multiple services, including Ethernet/TDM Private Line, Triple Play and IP services. We are in the early stages of a technology transition within our Packet-Optical Switching platform, from our CoreDirector platform toward our ActivFlex 5400 family of Reconfigurable Switching Systems. These multi-terabit OTN and packet switching systems with integrated transport functionality can be flexibly configured to implement a broad range of network elements, including a scalable optical cross-connect, feature-rich Carrier Ethernet switch, or a fully converged packet-optical transport and switching system. These new platforms provide the capabilities and reliability of CoreDirector, while providing service providers the ability to scale to higher capacities and transition to packet-based networks.
Carrier Ethernet Service Delivery
      Our Carrier Ethernet Service Delivery products have applications from the edge of metro and core networks to the customer premises. These products allow customers to utilize the automation and capacity created by our Packet-Optical Transport products in core and metro networks and deliver new, revenue-generating services to consumers and enterprises. Our Carrier Ethernet Service Delivery offering primarily consists of our ActivEdge service delivery switching products, ActivEdge service aggregation platforms and legacy broadband access products for residential services.
     Our ActivEdge service delivery and aggregation switches provide True Carrier Ethernet, a more reliable and feature rich type of Ethernet that can support a wider variety of services. These products support the access and aggregation tiers of communications networks, and are typically deployed in metro and access networks. Service delivery products are often used at customer premises locations while aggregation platforms are used to combine services to improve network resource utilization. Employing sophisticated carrier Ethernet switching technology, these products deliver quality of service capabilities, virtual local area networking and switching functions, and carrier-grade operations, administration, and maintenance features. In 2010, we introduced several additions to our service delivery and aggregation offering intended to increase capacity for higher bandwidth user connections and a broader set of aggregation and switching capabilities, such as enterprise locations, backhaul from wireless cell sites, multi-tenant unit buildings and outside plant cabinets. Initial deployment of these products have principally been in support of wireless backhaul deployments, including, in large part, 4G WiMax, and business data services.

     Our principal product for consumer broadband is our CNX-5 Broadband DSL System. This broadband access platform allows service providers to transition legacy voice networks to support next-generation services such as Internet-based (IP) telephony, video services and DSL, and enable cost-effective migration to higher bandwidth Ethernet network infrastructures.
Unified Software and Service Management Tools
     Our Packet-Optical Transport, Packet-Optical Switching and Carrier Ethernet Service Delivery products include a shared suite of embedded operating system software and network management software tools that serve to unify our product portfolio and provide the underlying automation and management features. Our embedded software is a robust, service aware framework that improves network utilization and availability, while delivering enhanced performance monitoring and reliability. By increasing network automation, minimizing network downtime and monitoring network performance and service metrics, our embedded software and network management software tools enable customers to improve cost effectiveness, while increasing the performance and functionality of their network operations. To consolidate our software offerings, we have introduced the Ciena One software suite. This suite will be the framework for harmonizing the embedded software and the network management software from the pre-acquisition Ciena portfolio and the MEN portfolio.
     ON-Center® Network & Service Management Suite, our pre-acquisition Ciena integrated network and service management software, is designed to simplify network management and operation across our portfolio. ON-Center can track individual services across multiple product suites, facilitating planned network maintenance, outage detection and identification of customers or services affected by network troubles. The MEN Acquisition added network and service management products, such as OMEA and Preside, which are specific to the products of the MEN Business and are included in our combined product portfolio.
Consulting and Support Services
     To complement our product portfolio, we offer a broad range of consulting and support services that help our customers design, deploy and operationalize their communications services. We provide these services through our internal resources as well as through qualified, third party service partners. Our services and support portfolio includes the following offerings:
•	Network analysis, planning and design;

•	Network optimization and tuning;

•	Project management, including staging, site preparation and installation activities;

•	Deployment services, including turnkey installation and turn-up and test services; and

•	Maintenance and support services, including:
o	helpdesk, technical assistance and training,

o	spares and logistics management,

o	engineering dispatch and on-site professional services,

o	equipment repair and replacement, and

o	software maintenance and updates.
We believe that our broad service set of service offerings is an important component of our network specialist approach and a significant differentiator with customers. We believe that our services offering enables a solutions-oriented approach to network challenges that builds value in a customer relationship that extends beyond our product and software offering. We believe that customers will continue to place significant value on these types of strategic engagements and assess vendors on their capability to partner with them effectively in these areas.
Product Development
     Our industry is subject to rapid technological developments, evolving standards and protocols, and shifts in customer demand. To remain competitive, we must continually enhance existing product platforms by adding new features and functionality and introducing new product platforms that address multiservice traffic growth, enable new service offerings and facilitate the transition to converged optical Ethernet networking. Within our global products group, we maintain a team of skilled engineers with extensive experience in the areas of photonics, packet and circuit switching, network system design, embedded operating system and network management software. Through our acquisition of the MEN Business, we attained leading 40G and 100G transport technologies and added significant engineering talent and considerable investment scale to our research and development activities. Our current development investments are focused upon:
•	Extending our Packet-Optical Transport leadership in 40G and 100G long haul transport through development of our coherent transmission technology;

•	Enhancing our data-optimized, Packet-Optical Switching solutions and the evolution from our CoreDirector family to our ActivFlex 5400 family of Reconfigurable Switching Solutions;

•	Expanding our Carrier Ethernet Service Delivery portfolio, including high-capacity Ethernet metro aggregation switches for mobile backhaul and business Ethernet services; and

•	Interoperability and creating a common network management software platform across our expanded product portfolio and enabling service level management across network layers.
Product development initiatives also include significant design and development work intended to enable cost reductions relating to the manufacture of our products.
     Our product development investments are driven by market demand and technological innovation, involving close collaboration among our product development, marketing and global field organizations, and input from customers. In some cases, we work with third parties pursuant to technology licenses, OEM arrangements and other strategic technology relationships or investments, to develop new components or products, modify existing platforms or offer complementary technology to our customers. In addition, we participate in industry and standards organizations, where appropriate, and incorporate information from these affiliations throughout the product development process.
     We regularly review our existing product offerings and prospective development projects to determine their fit within our portfolio and broader corporate strategy. We assess the market demand, technology evolution, prospective return on investment and growth opportunities, as well as the costs and resources necessary to develop and support these products. In recent years, our strategy has been to pursue technology and product convergence that allows us to consolidate multiple technologies and functionalities on a single platform, or to control and manage multiple elements throughout the network from a uniform management system, ultimately creating more robust and cost-effective network tools. We have also shifted our strategic development approach from delivering point products to comprehensive networking equipment, software and service solutions that address the current and future business needs of our customers.
     Our research and development expense was $175.0 million, $190.3 million and $327.6 million, for fiscal 2008, 2009 and 2010, respectively. The increased expense in 2010 was driven primarily by the MEN Acquisition, including the related additions to our product portfolio, expanded development initiatives and increased engineering headcount and overhead. For more information regarding our research and development expense, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report.
Sales and Marketing
     We sell our communications networking products and services through our direct sales resources as well as through channel relationships. In addition to securing new customers, our sales strategy has focused on building long-term relationships with existing customers that allow us to leverage our incumbency by extending existing platforms and cross-selling additional products that help customers address multiservice traffic growth and facilitate new service offerings.
     Within our global field operations team, we maintain a direct sales presence that is organized geographically around the following markets: (i) U.S. and Canada; (ii) Caribbean and Latin America; (iii) Europe, Middle East and Africa; and (iv) Asia-Pacific. These regions include sales personnel that focus on one or more of the following customer segments: communications service providers including wireless providers, cable and multiservice operators, enterprise customers and government, research and education. Within each geographic area, we maintain regional, country and/or customer-specific teams, including account salespersons, systems engineers and strategic marketing, services and commercial management personnel, who ensure we operate closely with and provide a high level of support to our customers.
     We also maintain a global channel program that works with resellers, systems integrators, service providers, and other third party distributors to market and sell our products and services. Our third party channel sales and other distribution arrangements enable us to leverage our direct sales resources and reach additional geographic regions and customer segments. These relationships also enable us to sell our products as a complement to a broader offering of other vendors or integrators, or in support of a service provider’s carrier managed service offering. Our use of channel partners has been a key component in our sales to government, research and education and enterprise customers. We believe our channel strategy affords us expanded market opportunities and reduces the financial risk of entering new markets and pursuing new customer segments.

     To support our sales efforts, we engage in marketing activities intended to position and promote both our brand and our product, software and service offerings. Our marketing team supports sales efforts through direct customer interaction, industry events, public relations, social media, general business publications, tradeshows, our website and other marketing channels for our customers and channel partners.
Manufacturing, Operations and Supply Chain Management
     Our operations personnel manage our relationships with our third party manufacturers and manage our supply chain. In addition, this team also addresses component procurement and sourcing, product testing and quality, and logistics relating to our sales, maintenance and professional services, and distribution efforts.
     We utilize a global sourcing strategy that emphasizes procurement of materials in lower cost regions. We rely upon third party manufacturers, with facilities in Canada, China, Mexico, Thailand and the United States, to perform nearly all of the manufacturing of our products. This activity can include design and prototype development, full production, final assembly, testing and shipment. We utilize a direct order fulfillment model for certain products, which allows us to rely on our third party manufacturers to perform final system integration and testing prior to shipment of products directly from their facilities to our customers. For certain product lines, we continue to perform a portion of the module assembly, final system integration and testing internally. We believe that our sourcing and manufacturing strategy allows us to conserve capital, lower costs of product sales, adjust quickly to changes in market demand, and operate without dedicating significant resources to manufacturing-related plant and equipment. The integration of manufacturing, operations and supply chain activities resulting from our acquisition of the MEN Business, while complex and potentially disruptive, presents longer-term opportunities to further reduce the cost to manufacture our products, including through higher purchasing volumes and consolidation of manufacturers, suppliers, warehousing and distribution centers and service logistics partners.
     Our manufacturers procure components necessary for assembly and manufacture of our products based on our specifications, approved vendor lists, bill of materials and testing and quality standards. Our manufacturers’ activity is based on rolling forecasts that we provide to them to estimate demand for our products. This build-to-forecast purchase model exposes us to the risk that our customers will not order those products for which we have forecast sales, or will purchase less than we have forecast. As a result, we may incur carrying charges or obsolete material charges for components purchased by our manufacturers. We work closely with our manufacturers to manage material, quality, cost and delivery times, and we continually evaluate their services to ensure performance on a reliable and cost-effective basis.
     Shortages in product components have occurred in the past and remain possible. Our products include some components that are proprietary in nature and only available from one or a small number of suppliers. In addition, some of our application-specific integrated circuits (ASICs) are manufactured by sole or limited sources that are responsible for production. Significant time would be required to establish relationships with alternate suppliers or providers of critical components. We do not have long-term contracts with any supplier or manufacturer that guarantees supply of components or manufacturing services. If component supplies become limited, production at a manufacturer is disrupted, or if we experience difficulty in our relationship with a key supplier or manufacturer, we may encounter manufacturing delays that could adversely affect our business.
Backlog
     Generally, we make sales pursuant to purchase orders issued under framework agreements that govern the general commercial terms and conditions of the sale of our products and services. These agreements do not obligate customers to purchase any minimum or guaranteed order quantities. At any given time, we have orders for products that have not been shipped and for services that have not yet been performed. We also have accepted orders relating to products that have been delivered and services that have been performed that are awaiting customer acceptance under the applicable purchase terms. We consider both of these situations in our calculation of backlog. Generally, our customers may cancel or change their orders with limited advance notice, or they may decide not to accept these products and services. As a result, backlog should not be viewed as an accurate indicator of future revenue in any particular period. In particular, the completion of the MEN Acquisition during fiscal 2010 makes the period to period comparisons below less meaningful. As of October 31, 2009 and 2010, our backlog was approximately $291.0 million and $591.0 million, respectively. Backlog includes product and service orders from commercial and government customers combined. Backlog at October 31, 2010 includes approximately $56.0 million primarily related to orders for maintenance and support services that we do not reasonably expect to be filled within the next fiscal year. Our presentation of backlog may not be comparable with figures presented by other companies in our industry.

Seasonality
     Like other companies in our industry, we have experienced quarterly fluctuations in customer activity due to seasonal considerations. As a result, we have experienced reductions in customer order volume for product sales toward the end of calendar year and again early in the calendar year as annual capital budgets of some of our customers are finalized. Conversely, we may experience increased services order flow late in the calendar year as maintenance service terms are renewed. We have also experienced reductions in order volume, particularly in Europe, during the late summer months. As a result of these seasonal effects, we have experienced reduced order activity during our fiscal first quarter, which ends on January 31 of each year, and our fiscal third quarter, which ends on July 31 of each year. These seasonal effects do not apply consistently and do not always correlate to our financial results. Accordingly, they should not be considered a reliable indicator of our future revenue or results of operations.
Competition
     Competition among communications networking solution vendors is intense. In addition to the effect of broader market conditions, the level of competition we experience has intensified, in part, due to our increased market share, technology leadership and global presence resulting from the MEN Acquisition. Competition has also intensified as we and our competitors more aggressively seek to secure market share, particularly in connection with new network build opportunities, and displace incumbent vendors at large carrier customers.
     The markets for our products and services are characterized by rapidly advancing and converging technologies. Competition in these markets is based on any one or a combination of the following factors:
•	product functionality, speed, capacity and performance;

•	price;

•	incumbency and existing business relationships;

•	product development plans and the ability of products and services to meet customers’ immediate and future network requirements;

•	capacity, flexibility, speed and scalability of products;

•	manufacturing and lead-time capability; and

•	installation, services and support capability.
     Competition for sales of communications networking solutions is dominated by a small number of very large, multi-national companies. Our competitors have included Alcatel-Lucent, Cisco, Ericsson, Fujitsu, Huawei, Nokia Siemens Networks and Tellabs. Many of these competitors have substantially greater financial, operational and marketing resources than Ciena and have significantly broader product offerings. Many of our competitors also have more extensive customer bases and well-established relationships with large service providers. In recent years, mergers among some of our larger competitors have intensified these advantages. Our industry has also experienced increased competition from larger, low-cost producers in China, who are attempting to penetrate U.S. markets.
     We also compete with several smaller, but established, companies that offer one or more products that compete directly or indirectly with our offerings or whose products address specific niches within the markets and customer segments we address. These competitors include ADVA and Infinera. In addition, there are a variety of earlier-stage companies with products targeted at specific segments of the communications networking market. These competitors often employ aggressive competitive and business tactics as they seek to gain entry to certain customers or markets. Due to these practices and the narrower focus of their development efforts, these competitors may be able to develop and introduce products more quickly, or offer commercial terms that are more attractive to customers.
     Increased competition could result in pricing pressure, reduced demand, lower gross margins, and loss of market share that could harm our business and results of operations.
Patents, Trademarks and Other Intellectual Property Rights
     The success of our business and technology leadership are significantly dependent upon our proprietary and internally developed technology. We rely upon patents, copyrights, trademarks, and trade secret laws to establish and maintain proprietary rights in our technology. We regularly file applications for patents and trademarks and have a significant number of patents and trademarks in the United States and other countries where we do business. As of December 1, 2010, we had received 1,244 U.S. patents and had pending 305 U.S. patent applications. We also have over 400 non-U.S. patents.
     We also rely on non-disclosure agreements and other contracts and policies regarding confidentiality, with employees, contractors and customers to establish proprietary rights and protect trade secrets and confidential information. Our practice is to require employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements with us. These agreements acknowledge our ownership of intellectual property developed by the individual during the course of his or her work with us. The agreements also require that these persons maintain the confidentiality of all proprietary information disclosed to them.
     Enforcing proprietary rights, especially patents, can be costly and uncertain. Moreover, monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps that we are taking will detect or prevent unauthorized use. In recent years, we have filed suit to enforce our intellectual property rights and have been subject to several claims related to patent infringement. Third party infringement assertions could cause us to incur substantial costs. If we are not successful in defending these claims, we could be required to enter into a license agreement requiring ongoing royalty payments, we may be required to redesign our products, or we may be prohibited from selling any infringing technology.

     Our operating system, element and network management software and other products incorporate software and components under licenses from third parties. We may be required to license additional technology from third parties in order to develop new products or product enhancements. Failure to obtain or maintain such licenses or other rights could affect our development efforts, require us to re-engineer our products or obtain alternate technologies, which could harm our business, financial condition and operating results.
     Among the patent and other third party intellectual property licenses to which we are a party, in connection with the MEN Acquisition, we obtained a non-exclusive license to use patents and other intellectual property controlled or exclusively owned by Nortel in connection with our manufacture, sale and support of a broad range of optical networking and Carrier Ethernet products and services and natural evolutions of such products and services. This license also provides us with an exclusive license to use a narrower set of patents and other intellectual property owned by Nortel in connection with Ciena’s manufacture, sale and support of optical networking and Carrier Ethernet products and services within a narrower field of use and subject to certain limitations. As part of this license, we granted Nortel a non-exclusive license to use the patents and other intellectual property (except trademarks) that we acquired as part of the MEN Business in connection with the manufacture and sale of products and services in the fields of Nortel’s other businesses (including those businesses sold and to be sold to other parties) and natural evolutions of such fields.
Environmental Matters
     Our business and operations are subject to environmental laws in various jurisdictions around the world, including the Waste Electrical and Electronic Equipment (WEEE) and Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) regulations adopted by the European Union. We seek to operate our business in compliance with such laws relating to the materials and content of our products and product takeback and recycling. Environmental regulation is increasing, particularly outside of the United States, and we expect that our domestic and international operations may be subject to additional environmental compliance requirements, which could expose us to additional costs. To date, our compliance costs relating to environmental regulations have not resulted in a material cost or effect on our business, results of operations or financial condition.
Employees
     As of October 31, 2010, we had 4,201 employees. We have not experienced any work stoppages and we consider the relationships with our employees to be good. Competition to attract and retain highly skilled technical, engineering and other personnel with experience in our industry is intense. We believe that our future success depends in critical part on our continued ability to recruit, motivate and retain such qualified personnel. None of our employees is bound by an employment agreement.
Directors and Executive Officers
     The table below sets forth certain information concerning our directors and executive officers:

Name	Age	Position
Patrick H. Nettles, Ph.D.	67	Executive Chairman of the Board of Directors
Gary B. Smith	50	President, Chief Executive Officer and Director
Stephen B. Alexander	51	Senior Vice President, Chief Technology Officer
Michael G. Aquino	54	Senior Vice President, Global Field Operations
James A. Frodsham	44	Senior Vice President, Chief Strategy Officer
Philippe Morin	45	Senior Vice President, Global Products Group
James E. Moylan, Jr.	59	Senior Vice President, Finance and Chief Financial Officer
Andrew C. Petrik	47	Vice President and Controller
David M. Rothenstein	42	Senior Vice President, General Counsel and Secretary
Stephen P. Bradley, Ph.D. (2)(3)	69	Director
Harvey B. Cash (1)(3)	72	Director
Bruce L. Claflin (1)(2)	59	Director
Lawton W. Fitt (2)	57	Director
Judith M. O’Brien (1)(3)	60	Director
Michael J. Rowny (2)	60	Director
Patrick T. Gallagher (2)	55	Director

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

(3)	Member of the Governance and Nominations Committee

     Our Directors hold staggered terms of office, expiring as follows: Ms. O’Brien and Messrs. Cash and Smith in 2011; Messrs. Bradley, Claflin and Gallagher in 2012; and Ms. Fitt, Dr. Nettles and Mr. Rowny in 2013.
     Patrick H. Nettles, Ph.D. has served as a Director of Ciena since April 1994 and as Executive Chairman of the Board of Directors since May 2001. From October 2000 to May 2001, Dr. Nettles was Chairman of the Board and Chief Executive Officer of Ciena, and he was President and Chief Executive Officer from April 1994 to October 2000. Dr. Nettles serves as a Trustee for the California Institute of Technology and serves on the board of directors of Axcelis Technologies, Inc. and The Progressive Corporation. Dr. Nettles also serves on the board of directors of Optiwind Corp, a privately held company.
     Gary B. Smith joined Ciena in 1997 and has served as President and Chief Executive Officer since May 2001. Mr. Smith has served on Ciena’s Board of Directors since October 2000. Prior to his current role, his positions with Ciena included Chief Operating Officer, and Senior Vice President, Worldwide Sales. Mr. Smith previously served as Vice President of Sales and Marketing for INTELSAT and Cray Communications, Inc. Mr. Smith also serves on the board of directors for CommVault Systems, Inc. Mr. Smith is a member of the President’s National Security Telecommunications Advisory Committee, the Global Information Infrastructure Commission and the Center for Corporate Innovation (CCI).
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
     James Frodsham joined Ciena in May 2004 and has served as Senior Vice President and Chief Strategy Officer since March 2010 with responsibility for our strategic planning and corporate development activities. In August 2010, Mr. Frodsham also assumed responsibility for our ongoing integration of the MEN Business. Mr. Frodsham previously served as Senior Vice President, General Manager of Ciena’s former Broadband Access Group from October 2004 to October 2005 and Metro and Enterprise Solutions Group from May 2004 to October 2004. From August 2000 to January 2003, Mr. Frodsham served as chief operating officer of Innovance Networks, an optical networking company. On December 23, 2003, Innovance filed a Notice of Intent to make a proposal pursuant to Part III of the Bankruptcy and Insolvency Act (Canada). Prior to that, Mr. Frodsham was employed for more than ten years in senior level positions with Nortel Networks in product development and marketing strategy, lastly as Vice President, Product Line Marketing, Optical Networking Group, from December 1998 to June 2000. Mr. Frodsham serves on the board of directors of Innovance Networks.
     Philippe Morin joined Ciena in March 2010 in connection with Ciena’s acquisition of Nortel’s MEN Business and has served as Senior Vice President, Global Products Group since that time. In this capacity, Mr. Morin oversees our engineering, supply chain, product line management, quality/customer advocacy, product marketing and solutions organizations on a global basis. Mr. Morin previously served as President of Nortel’s MEN Business from May 2006 until Ciena’s completion of the MEN Acquisition in March 2010. In January 2009, Nortel Networks Corporation and certain of its subsidiaries filed voluntary petitions in the United States under Chapter 11 of the U.S. Bankruptcy Code. From January 2003 to May 2006, Mr. Morin held the position of Nortel’s General Manager of Optical Networks. Mr. Morin previously held other positions at Nortel in manufacturing, marketing, sales and product management both in North America and Europe.

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
     Andrew C. Petrik joined Ciena in 1996 and has served as Vice President, Controller since August 1997 and served as Treasurer from August 1997 to October 2008.
     David M. Rothenstein joined Ciena in January 2001 and has served as Senior Vice President, General Counsel and Secretary since November 2008. Mr. Rothenstein served as Vice President and Associate General Counsel from July 2004 to October 2008 and previously as Assistant General Counsel.
     Stephen P. Bradley, Ph.D. has served as a Director of Ciena since April 1998. Professor Bradley is the Baker Foundation Professor and William Ziegler Professor of Business Administration Emeritus at the Harvard Business School. A member of the Harvard faculty since 1968, Professor Bradley is also Chairman of Harvard’s Executive Program in Competition and Strategy: Building and Sustaining Competitive Advantage. Professor Bradley serves on the board of directors of Transatlantic Reinsurance Holdings and the Risk Management Foundation of the Harvard Medical Institutions,.
     Harvey B. Cash has served as a Director of Ciena since April 1994. Mr. Cash is a general partner of InterWest Partners, a venture capital firm in Menlo Park, California, which he joined in 1985. Mr. Cash serves on the board of directors of First Acceptance Corp., Silicon Laboratories, Inc. and Argonaut Group, Inc.
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
     Lawton W. Fitt has served as a Director of Ciena since November 2000. From October 2002 to March 2005, Ms. Fitt served as Director of the Royal Academy of Arts in London. From 1979 to October 2002, Ms. Fitt was an investment banker with Goldman Sachs & Co., where she was a partner from 1994 to October 2002, and a managing director from 1996 to October 2002. In addition to her service as a director of non-profit organizations, Ms. Fitt serves on the board of directors of Thomson Reuters and The Progressive Corporation,
     Judith M. O’Brien has served as a Director of Ciena since July 2000. Since November 2006, Ms. O’Brien has served as Executive Vice President and General Counsel of Obopay, Inc., a provider of mobile payment services. From February 2001 until October 2006, Ms. O’Brien served as a Managing Director at Incubic Venture Fund, a venture capital firm. Ms. O’Brien was a lawyer with Wilson Sonsini Goodrich & Rosati, where, from February 1984 to February 2001, she was a partner specializing in corporate finance, mergers and acquisitions and general corporate matters.
     Michael J. Rowny has served as a Director of Ciena since August 2004. Mr. Rowny has been Chairman of Rowny Capital, a private equity firm, since 1999. From 1994 to 1999, and previously from 1983 to 1986, Mr. Rowny was with MCI Communications in positions including President and Chief Executive Officer of MCI’s International Ventures, Alliances and Correspondent group, acting Chief Financial Officer, Senior Vice President of Finance, and Treasurer. Mr. Rowny’s career in business and government has also included positions as Chairman and Chief Executive Officer of the Ransohoff Company, Chief Executive Officer of Hermitage Holding Company, Executive Vice President and Chief Financial Officer of ICF Kaiser International, Inc., Vice President of the Bendix Corporation, and Deputy Staff Director of the White House. Mr. Rowny also serves on the board of directors of Neustar, Inc.
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

Item 1A. Risk Factors
Risks relating to our acquisition of the MEN Business
     During the second quarter of fiscal 2010, we completed our acquisition of the MEN Business. Business combinations of the scale and complexity of this transaction involve a high degree of risk. You should consider the following risk factors before investing in our securities.
We may fail to realize the anticipated benefits and operating synergies expected from the MEN Acquisition, which could adversely affect our operating results and the market price of our common stock.
     The success of the MEN Acquisition will depend, in significant part, on our ability to successfully integrate the acquired business, grow the combined business’s revenue and realize the anticipated strategic benefits and operating synergies from the combination. We believe that the addition of the MEN Business will accelerate the execution of our corporate and product development strategy, enable us to compete with larger equipment providers and provide opportunities to optimize our product development investment. Achieving these goals requires growth of the revenue of the MEN Business and realization of the targeted sales synergies from our combined customer bases and solutions offerings. This growth and the anticipated benefits of the transaction may not be realized fully or at all, or may take longer to realize than we expect. Actual operating, technological, strategic and sales synergies, if achieved at all, may be less significant than we expect or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and operating synergies of the MEN Acquisition within a reasonable time, our results of operations and the value of Ciena’s common stock may be adversely affected.
The MEN Acquisition will result in significant integration costs and any material delays or unanticipated additional expense may harm our business and results of operations.
     The complexity and magnitude of the integration effort associated with the MEN Acquisition are significant and require that Ciena fund significant capital and operating expense to support the integration of the combined operations. As of October 31, 2010, we have incurred $101.4 million in transaction, consulting and third party service fees, $8.5 million in severance expense, and an additional $12.4 million, primarily related to purchases of capitalized information technology equipment. We anticipate that we may incur approximately $58.0 million in additional integration costs during fiscal 2011. We have incurred and expect to continue to incur additional operating expense as we build up internal resources, including headcount, facilities and information systems, or engage third party providers, while we simultaneously continue to rely upon and transition away from critical transition support services provided by an affiliate of Nortel during a transition period. In addition to these transition costs, we have incurred and expect to continue to incur increased expense relating to, among other things, restructuring and increased amortization of intangibles and inventory obsolescence charges. Any material delays, difficulties or unanticipated additional expense associated with integration activities may harm our business and results of operations.
The integration of the MEN Business is a complex undertaking, involving a number of operational risks, and disruptions or delays could significantly harm our business and results of operations.
     Because of the structure of the MEN Acquisition as an asset carve out from Nortel, in a number of areas we did not acquire back-office systems and processes that support the operation of the business. The MEN Acquisition therefore requires that we build new organizations, grow Ciena’s existing infrastructure, or retain third party services to ensure business continuity and to support and scale our business. As noted below, we are currently relying upon an affiliate of Nortel to provide critical business support services for a transition period and will ultimately have to transfer these activities to internal or other third party resources. As a result, integrating the operations of the MEN Business will be extremely complex and we could encounter material disruptions, delays or unanticipated costs. Successful integration involves numerous risks, including:
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
     We currently rely upon an affiliate of Nortel for certain key business support services related to the operation and continuity of the MEN Business. These services will be transferred to and taken over by our organization over time as we build up the capability and to do so. These services include key finance and accounting functions, supply chain and logistics management, maintenance and product support services, order management and fulfillment, trade compliance, and information technology services. Ciena’s administration and oversight of these transition services is complex, requires significant resources and presents issues related to the segregation of duties and information among the purchasers. These transition services are costly and we could incur approximately $94.0 million per year, if all of the transition services are used for a full year. Relying upon the transition services provider to perform critical operations and services raises a number of significant business and operational risks. The transition service provider also performs services on behalf of other purchasers of the businesses that Nortel has recently divested. There is no assurance the provider will serve as an effective support partner for all of the Nortel purchasers and we face risks associated with the provider’s ability to retain experienced and knowledgeable personnel, particularly as Ciena and other purchasers wind down support services. Ciena expects to exit critical transition services during the second quarter of fiscal 2011. The wind down and transfer to Ciena or other third parties of these critical services is a complex undertaking and may be disruptive to our business and operations. Significant disruption in business support services, the transfer of these activities to Ciena or unanticipated costs related to such services could adversely affect our business and results of operations.
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
     We currently rely upon a combination of Ciena information systems and critical transition services provided by an affiliate of Nortel to accurately and effectively compile and report our financial results. The additional scale of our operations, together with the complexity of the integration effort, including changes to or implementation of critical information technology systems and reliance upon third party transition services, may adversely affect our ability to report our financial results on a timely basis. In addition, we have had to train new employees and third party providers, and assume operations in jurisdictions where we have not previously had operations. We expect that the MEN Acquisition may necessitate significant modifications to our internal control systems, processes and information systems, both on a transition basis, and over the longer-term as we fully integrate the combined company. Due to the complexity of the MEN Acquisition, we cannot be certain that changes to our internal control over financial reporting during fiscal 2011 will be effective for any period, or on an ongoing basis. If we are unable to accurately and timely report our financial results, or are unable to assert that our internal controls over financial reporting are effective, our business and market perception of our financial condition may be harmed and the trading price of our stock may be adversely affected.
Risks related to our business and operations
     Investing in our securities involves a high degree of risk. In addition to the other information contained in this report, you should consider the following risk factors before investing in our securities.
Our business and operating results could be adversely affected by unfavorable macroeconomic and market conditions and reductions in the level of capital expenditure by our largest customers in response to these conditions.
     Broad macroeconomic weakness has previously resulted in sustained periods of decreased demand for our products and services that have adversely affected our operating results. In response to these conditions, many of our customers significantly reduced their network infrastructure expenditures as they sought to conserve capital, reduce debt or address uncertainties or changes in their own business models brought on by broader market challenges. We continue to experience cautious spending among our customers as a result of the recent period of economic weakness and remain uncertain as to how long these macroeconomic and industry conditions will continue, the pace of recovery, and the magnitude of the effect of these market conditions on our business and results of operations. Continued or increased challenging economic and market conditions could result in:
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
     A significant portion of our revenue is concentrated among a relatively small number of communications service providers. One customer, AT&T, accounted for greater than 10% of revenue representing approximately 21.6% of fiscal 2010 revenue. Consequently, our financial results are closely correlated with the spending of a relatively small number of service providers and are significantly affected by market or industry changes that affect their businesses. The terms of our frame contracts generally do not obligate these customers to purchase any minimum or specific amounts of equipment or services. Because their spending may be unpredictable and sporadic, our revenue and operating results can fluctuate on a quarterly basis. Reliance upon a relatively small number of customers increases our exposure to changes in their network and purchasing strategies. Some of our customers are pursuing efforts to outsource the management and operation of their networks, or have indicated a procurement strategy to reduce or rationalize the number of vendors from which they purchase equipment. These strategies may present challenges to our business and could benefit our larger competitors. Our concentration in revenue has increased in recent years, in part, as a result of consolidations among a number of our largest customers. Consolidations may increase the likelihood of temporary or indefinite reductions in customer spending or changes in network strategy that could harm our business and operating results. The loss of one or more large service provider customers, or a significant reduction in their spending, as a result of the factors above or otherwise, would have a material adverse effect on our business, financial condition and results of operations.

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
     Additional factors that contribute to fluctuations in our revenue and operating results include:
•	broader economic and market conditions affecting us and our customers;

•	changes in capital spending by large communications service providers;

•	the timing and size of orders, including our ability to recognize revenue under customer contracts;

•	the transition from selling legacy to next-generation technology platforms;

•	availability and cost of critical components;

•	variations in the mix between higher and lower margin products and services; and

•	the level of pricing pressure we encounter, particularly for our Packet-Optical Transport.
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
     The markets in which we compete for sales of networking equipment, software and services are extremely competitive. Competition is particularly intense in attracting large carrier customers and securing new market opportunities with existing carrier customers. In an effort to secure new or long-term customers and capture market share, in the past we have and in the future we may agree to pricing or other terms that result in negative gross margins on a particular order or group of orders. The level of competition and pricing pressure that we face increases substantially during periods of macroeconomic weakness, constrained spending or fewer network projects. As a result of these market conditions, we have experienced significant competition and increased pricing pressure, particularly for our Packet-Optical Transport products, as we and other vendors have sought to retain or grow market share.
     Competition in our markets, generally, is based on any one or a combination of the following factors: price, product features, functionality and performance, service offering, manufacturing capability and lead-times, incumbency and existing business relationships, scalability and the flexibility of products to meet the immediate and future network requirements of customers. A small number of very large companies have historically dominated our industry. These competitors have substantially greater financial and marketing resources, greater manufacturing capacity, broader product offerings and more established relationships with service providers and other potential customers than we do. Because of their scale and resources, they may be perceived to be better positioned to offer network operating or management service for large carrier customers. We expect that the acquired products and technologies, increased market share and global presence resulting from the MEN Acquisition will only intensify the level of competition that we face, particularly from larger vendors. We also compete with a number of smaller companies that provide significant competition for a specific product, application, customer segment or geographic market. Due to the narrower focus of their efforts, these competitors may achieve commercial availability of their products more quickly or may be more attractive to customers.
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
     The market for communications networking equipment is characterized by rapidly evolving technologies and changes in market demand. We continually invest in research and development to sustain or enhance our existing products and develop or acquire new products technologies. Our current development efforts are focused upon the platform evolution of our CoreDirector Multiservice Optical Switch family to our ActivFlex 5400 family of Reconfigurable Switching Systems, the expansion of our ActivEdge service delivery and aggregation switches, and our 40G and 100G coherent technologies and capabilities for our Packet-Optical Transport platforms. There is often a lengthy period between commencing these development initiatives and bringing a new or improved product to market. During this time, technology preferences, customer demand and the market for our products may move in directions we had not anticipated. There is no guarantee that new products or enhancements will achieve market acceptance or that the timing of market adoption will be as predicted. There is a significant possibility, therefore, that some of our development decisions, including significant expenditures on acquisitions, research and development costs, or investments in technologies, will not turn out as anticipated, and that our investment in some projects will be unprofitable. There is also a possibility that we may miss a market opportunity because we failed to invest, or invested too late, in a technology, product or enhancement. Changes in market demand or investment priorities may also cause us to discontinue existing or planned development for new products or features, which can have a disruptive effect on our relationships with customers. These product development risks can be compounded in the context of a significant acquisition such as the MEN Business and decision making regarding our product portfolio and the significant development work required to integrate the combined product and software offerings. If we fail to make the right investments or fail to make them at the right time, our competitive position may suffer and our revenue and profitability could be harmed.

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
     Our future success will depend in large part on our ability to maintain and expand our sales to large communications service providers. These sales typically involve lengthy sales cycles, protracted and sometimes difficult contract negotiations, and sales to service providers often involve extensive product testing, and demonstration laboratory or network certification, including network-specific or region-specific processes. We are sometimes required to agree to contract terms or conditions that negatively affect pricing, payment terms and the timing of revenue recognition in order to consummate a sale. During periods of macroeconomic or market weakness, these customers may request extended payment terms, vendor or third-party financing and other alternative purchase structures. These terms may, in turn, negatively affect our revenue and results of operations and increase our risk and susceptibility to quarterly fluctuations in our results. Service providers may ultimately insist upon terms and conditions that we deem too onerous or not in our best interest. Moreover, our purchase agreements generally do not require that a customer guarantee any minimum purchase level and customers often have the right to modify, delay, reduce or cancel previous orders. As a result, we may incur substantial expense and devote time and resources to potential relationships that never materialize or result in lower than anticipated sales.
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
     We expanded our geographic presence significantly as a result of the MEN Acquisition, and we continue to take steps to sell our products into new geographic markets outside of our traditional markets and to a broader customer base, including other large communications service providers, enterprises, wireless operators, cable operators, submarine network operators, content providers, and federal, state and local governments. In many cases, we have less experience in these markets and customers have less familiarity with our company. To succeed in some of these markets we believe we must develop and manage new sales channels and distribution arrangements. We expect these relationships to be an important part of our business internationally as well as for sales to federal, state and local governments. Failure to manage additional sales channels effectively would limit our ability to succeed in these new markets and could adversely affect our ability to expand our customer base and grow our business.
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
     We have previously taken steps, including reductions in force, office closures, and internal reorganizations to reduce the size and cost of our operations and to better match our resources with market opportunities. We may take similar steps in the future, particularly as we seek to realize operating synergies and cost reductions associated with the MEN Acquisition. These changes could be disruptive to our business and may result in significant expense including accounting charges for inventory and technology-related write-offs, workforce reduction costs and charges relating to consolidation of excess facilities. Substantial expense or charges resulting from restructuring activities could adversely affect our results of operations in the period in which we take such a charge.
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
Our international operations could expose us to additional risks and expense and adversely affect our results of operations.
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
     We have a significant development center in India and, in recent years, have increased headcount and development activity at this facility. There is no assurance that our reliance upon development resources in India will enable us to achieve meaningful cost reductions or greater resource efficiency. Further, our development efforts and other operations in India involve significant risks, including:
•	difficulty hiring and retaining appropriate engineering resources due to intense competition for such resources and resulting wage inflation;

•	exposure to misappropriation of intellectual property and proprietary information;

•	heightened exposure to changes in the economic, regulatory, security and political conditions of India; and

•	fluctuations in currency exchange rates and tax compliance in India.
     Difficulties resulting from the factors above and other risks related to our operations in India could expose us to increased expense, impair our development efforts, harm our competitive position and damage our reputation.
We may be exposed to unanticipated risks and additional obligations in connection with our resale of complementary products or technology of other companies.
     We have entered into agreements with strategic partners that permit us to distribute their products or technology. We may rely upon these relationships to add complementary products or technologies, diversify our product portfolio, or address a particular customer or geographic market. We may enter into additional original equipment manufacturer (OEM), resale or similar strategic arrangements in the future, including in support of our selection as a domain supply partner with AT&T. We may incur unanticipated costs or difficulties relating to our resale of third party products. Our third party relationships could expose us to risks associated with the business and viability of such partners, as well as delays in their development, manufacturing or delivery of products or technology. We may also be required by customers to assume warranty, indemnity, service and other commercial obligations greater than the commitments, if any, made to us by our technology partners. Some of our strategic partners are relatively small companies with limited financial resources. If they are unable to satisfy their obligations to us or our customers, we may have to expend our own resources to satisfy these obligations. Exposure to these risks could harm our reputation with key customers and negatively affect our business and our results of operations.
Our exposure to the credit risks of our customers and resellers may make it difficult to collect receivables and could adversely affect our revenue and operating results.
     In the course of our sales to customers, we may have difficulty collecting receivables and could be exposed to risks associated with uncollectible accounts. We may be exposed to similar risks relating to third party resellers and other sales channel partners. Lack of liquidity in the capital markets or a sustained period of unfavorable economic conditions may increase our exposure to credit risks. Our attempts to monitor these situations carefully and take appropriate measures to protect ourselves may not be sufficient, and it is possible that we may have to write down or write off doubtful accounts. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and, if large, could have a material adverse effect on our revenue and operating results.
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
     As a global concern, we face exposure to adverse movements in foreign currency exchange rates. Historically, our sales have primarily been denominated in U.S. dollars. As a result of our increased global presence, a larger percentage of our revenue is now non-U.S. dollar denominated and therefore subject to foreign currency fluctuation. In addition, we face exposure to currency exchange rates as a result of our non-U.S. dollar denominated operating expense in Europe, Asia, Latin America and Canada. We have previously hedged against currency exposure associated with anticipated foreign currency cash flows and may do so in the future. There can be no assurance that these hedging instruments will be effective and losses associated with these instruments and the adverse effect of foreign currency exchange rate fluctuation may negatively affect our results of operations.
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
Our business is dependent upon the proper functioning of our internal business processes and information systems and modifications may disrupt our business, processes and internal controls.
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
     We may acquire or make investments in other technology companies, or enter into other strategic relationships, to expand the markets we address, diversify our customer base or acquire or accelerate the development of technology or products. To do so, we may use cash, issue equity that would dilute our current stockholders’ ownership, or incur debt or assume indebtedness. These transactions involve numerous risks, including:
•	significant integration costs;

•	disruption due to the integration and rationalization of operations, products, technologies and personnel;

•	diversion of management’s attention;

•	difficulty completing projects of the acquired company and costs related to in-process projects;

•	the loss of key employees;

•	ineffective internal controls over financial reporting;

•	dependence on unfamiliar suppliers or manufacturers;

•	exposure to unanticipated liabilities, including intellectual property infringement claims; and

•	adverse tax or accounting effects including amortization expense related to intangible assets and charges associated with impairment of goodwill.
     As a result of these and other risks, our acquisitions, investments or strategic transactions may not reap the intended benefits and may ultimately have a negative impact on our business, results of operation and financial condition.

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
We may be required to write down long-lived assets and these impairment charges would adversely affect our operating results.
     As of October 31, 2010, our balance sheet includes $600.4 million in long-lived assets, which includes $426.4 million of intangible assets. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These assumptions are used to forecast future, undiscounted cash flows. Given the significant uncertainty and instability of macroeconomic conditions in recent periods, forecasting future business is difficult and subject to modification. If actual market conditions differ or our forecasts change, we may be required to reassess long-lived assets and could record an impairment charge. Any impairment charge relating to long-lived assets would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results could be materially adversely affected in such period.
Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report a report containing management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Compliance with these requirements has resulted in, and is likely to continue to result in, significant costs and the commitment of time and operational resources. Changes in our business, including the MEN Acquisition, will necessitate modifications to our internal control systems, processes and information systems. Our increased global operations and expansion into new regions could pose additional challenges to our internal control systems. We cannot be certain that our current design for internal control over financial reporting, or any additional changes to be made during fiscal 2011, will be sufficient to enable management to determine that our internal controls are effective for any period, or on an ongoing basis. If we are unable to assert that our internal controls over financial reporting are effective, our business may be harmed. Market perception of our financial condition and the trading price of our stock may be adversely affected, and customer perception of our business may suffer.
Outstanding indebtedness under our convertible notes may adversely affect our business.
     At October 31, 2010, indebtedness on our outstanding convertible notes totaled approximately $1.4 billion in aggregate principal. Our indebtedness could have important negative consequences, including:
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
Our stock price is volatile.
     Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. Volatility in our stock price can arise as a result of a number of the factors discussed in this “Risk Factors” section. During fiscal 2010, our closing stock price ranged from a high of $19.24 per share to a low of $10.67 per share. The stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, with such volatility often unrelated to the operating performance of these companies. Divergence between our actual or anticipated financial results and published expectations of analysts can cause significant swings in our stock price. Our stock price can also be affected by announcements that we, our competitors, or our customers may make, particularly announcements related to acquisitions or other significant transactions. Our common stock is included in a number of market indices and any change in the composition of these indices to exclude our company would adversely affect our stock price. On December 18, 2009, we were removed from the S&P 500, a widely-followed index. These factors, as well as conditions affecting the general economy or financial markets, may materially adversely affect the market price of our common stock in the future.
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     Overview. As of October 31, 2010, all of our properties are leased and we do not own any real property. We lease eighty-five facilities related to the ongoing operations of our four business segments and related functions. Our principal executive offices are located in Linthicum, Maryland. We lease six buildings located at various sites near Linthicum, Maryland, including an engineering facility, two supply chain and logistics facilities, and three administrative and sales facilities. Our largest engineering facility is located at Nortel’s Carling campus in Ottawa, Canada. See below for information regarding the lease associated with this facility. We also have engineering and/or service facilities located in San Jose, California; Alpharetta, Georgia; Spokane, Washington; Kanata, Canada; and Gurgaon, India. We maintain a sales and service facility in London, England and a supply chain logistics facility in Newtonabbey, Northern Ireland. In addition, we lease various smaller offices in the United States, Mexico, South America, Europe and Asia to support our sales and services operations. We believe the facilities we are now using are adequate and suitable for our business requirements.
     Restructuring. We lease a number of properties that we no longer occupy. As part of our restructuring costs, we provide for the estimated cost of the future net lease expense for these facilities. The cost is based on the fair value of future minimum lease payments under contractual obligations offset by the fair value of the estimated future sublease payments that we may receive. As of October 31, 2010, our accrued restructuring liability related to these properties was $6.4 million. If actual market conditions relating to the use of these facilities are less favorable than those projected by management, additional restructuring costs associated with these facilities may be required. For additional information regarding our lease obligations, see Note 22 to the Consolidated Financial Statements in Item 8 of Part II of this annual report.

     Carling Lease. Upon the completion of the MEN Acquisition, Ciena Canada Inc., a subsidiary of Ciena, entered into a lease agreement with Nortel Networks Technology Corp. (“Landlord”) relating to the “Lab 10” building on Nortel’s Carling Campus in Ottawa, Canada (the “Carling lease”). This facility consists of a rentable area of 265,000 square feet for which we incur lease expense of approximately $7.2 million CAD per year, consisting of both base rent and fixed additional operating expense, the latter of which will increase 2% per year. The Carling lease has a ten-year term, subject to early termination provisions that may be exercised by Landlord if the property is purchased by a third party who requires vacant possession of the premises occupied by us prior to the end of the term. Landlord’s exercise of these early termination rights is subject to Landlord’s payment of an early termination fee of up to $33.5 million USD.
     On October 19, 2010, Nortel issued a press release announcing its entry into an agreement with Public Works and Government Services Canada (PWGSC) for the sale of the Carling Campus. Nortel indicated that it targets a closing for this sale transaction at the end of calendar 2010. Nortel’s press release further indicated, with respect to the Carling lease, that “Nortel is directed by PWGSC under the sale agreement to exercise, on closing, Nortel’s early termination rights under the lease, shortening the lease from 10 years to 5 years.” Pursuant to the terms of the Carling lease, should Nortel exercise its early termination rights as indicated in its press release, Ciena would be entitled to receive, within three business days of Nortel’s delivery of an early termination notice, payment of an early termination fee in the amount of $33.5 million USD. Such fee would be paid from the escrowed portion of the purchase price paid by Ciena for the MEN Business. See Note 23 to the Consolidated Financial Statements in Item 8 of Part II of this annual report for additional information relating to the sale of the Carling Campus and Ciena’s receipt of the early termination fee following the completion of fiscal 2010.
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
Item 4. Removed and Reserved
PART II
Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
     (a) Our common stock is traded on the NASDAQ Global Select Market under the symbol “CIEN.” The following table sets forth the high and low sales prices of our common stock, as reported on the NASDAQ Global Select Market, for the fiscal periods indicated.

	High	Low
Fiscal Year 2009
First Quarter ended January 31	$9.79	$5.07
Second Quarter ended April 30	$12.28	$4.98
Third Quarter ended July 31	$12.51	$8.45
Fourth Quarter ended October 31	$16.64	$11.08

Fiscal Year 2010
First Quarter ended January 31	$14.02	$10.67
Second Quarter ended April 30	$18.59	$12.76
Third Quarter ended July 31	$19.24	$12.29
Fourth Quarter ended October 31	$15.69	$12.02
     As of December 15, 2010, there were approximately 952 holders of record of our common stock and 94,146,715 shares of common stock outstanding. We have never paid cash dividends on our capital stock. We intend to retain earnings for use in our business and we do not anticipate paying any cash dividends in the foreseeable future.
     The following graph shows a comparison of cumulative total returns for an investment in our common stock, the NASDAQ Telecommunications Index and the NASDAQ Composite Index from October 31, 2005 to October 31, 2010. The NASDAQ Telecommunications Index contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Telecommunications and Telecommunications Equipment. They include providers of fixed-line and mobile telephone services, and makers and distributors of high-technology communication products. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933 or the Exchange Act.

     Assumes $100 invested in Ciena Corporation, the NASDAQ Telecommunications Index and the NASDAQ Composite Index on October 31, 2005 with all dividends reinvested at month-end.
     (b) Not applicable.
     (c) Not applicable.
Item 6. Selected Consolidated Financial Data
     The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the notes thereto included in Item 8, “Financial Statements and Supplementary Data.” We have a 52 or 53 week fiscal year, which ends on the Saturday nearest to the last day of October in each year. For purposes of financial statement presentation, each fiscal year is described as having ended on October 31. Fiscal 2006, 2008, 2009 and 2010 consisted of 52 weeks and fiscal 2007 consisted of 53 weeks.

	Year Ended October 31,
	(in thousands)
	2006	2007	2008	2009	2010
Cash and cash equivalents	$220,164	$892,061	$550,669	$485,705	$688,687
Short-term investments	$628,393	$822,185	$366,336	$563,183	$—
Long-term investments	$351,407	$33,946	$156,171	$8,031	$—
Total assets	$1,839,713	$2,416,273	$2,024,594	$1,504,383	$2,118,093
Short-term convertible notes payable	$—	$542,262	$—	$—	$—
Long-term convertible notes payable	$842,262	$800,000	$798,000	$798,000	$1,442,705
Total liabilities	$1,086,087	$1,566,119	$1,025,645	$1,048,545	$1,958,800
Stockholders’ equity	$753,626	$850,154	$998,949	$455,838	$159,293

Statement of Operations Data:

	Year Ended October 31,
	(in thousands, except per share data)
	2006	2007	2008	2009	2010
Revenue	$564,056	$779,769	$902,448	$652,629	$1,236,636
Cost of goods sold	306,275	417,500	451,521	367,799	739,135

Gross profit	257,781	362,269	450,927	284,830	497,501

Operating expenses:
Research and development	111,069	127,296	175,023	190,319	327,626
Selling and marketing	104,434	118,015	152,018	134,527	193,515
General and administrative	44,445	50,248	68,639	47,509	102,692
Acquisition and integration costs	—	—	—	—	101,379
Amortization of intangible assets	25,181	25,350	32,264	24,826	99,401
Restructuring (recoveries) costs	15,671	(2,435)	1,110	11,207	8,514
Goodwill impairment	—	—	—	455,673	—
Gain on lease settlement	(11,648)	(4,871)	—	—	—
Change in fair value of contingent consideration	—	—	—	—	(13,807)

Total operating expenses	289,152	313,603	429,054	864,061	819,320

Income (loss) from operations	(31,371)	48,666	21,873	(579,231)	(321,819)
Interest and other income, net	50,245	76,483	36,762	9,487	3,917
Interest expense	(24,165)	(26,996)	(12,927)	(7,406)	(18,619)
Realized loss due to impairment of marketable debt investments	—	(13,013)	(5,101)	—	—
Loss on cost method investments	—	—	—	(5,328)	—
Gain on extinguishment of debt	7,052	—	932	—	4,948
Gain on equity investments, net	215	592	—	—	—

Income (loss) before income taxes	1,976	85,732	41,539	(582,478)	(331,573)
Provision (benefit) for income taxes	1,381	2,944	2,645	(1,324)	1,941

Net income (loss)	$595	$82,788	$38,894	$(581,154)	$(333,514)

Basic net income (loss) per common share	$0.01	$0.97	$0.44	$(6.37)	$(3.58)

Diluted net income (loss) per potential common share	$0.01	$0.87	$0.42	$(6.37)	$(3.58)

Weighted average basic common shares outstanding	83,840	85,525	89,146	91,167	93,103

Weighted average dilutive potential common shares outstanding	85,011	99,604	110,605	91,167	93,103

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains statements that discuss future events or expectations, projections of results of operations or financial condition, changes in the markets for our products and services, or other “forward-looking” information. Our “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of those words and other comparable words. You should be aware that these statements only reflect our current predictions and beliefs. These statements are subject to known and unknown risks, uncertainties and other factors, and actual events or results may differ materially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed throughout this report, particularly under the heading “Risk Factors” in Item 1A of Part I of this annual report. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. We undertake no obligation to revise or update any forward-looking statements. The following discussion and analysis should be read in conjunction with our “Selected Consolidated Financial Data” and consolidated financial statements and notes thereto included elsewhere in this annual report.
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

     We are a network specialist targeting the transition of disparate, legacy communications networks to converged, next-generation architectures, optimized to handle increased traffic volumes and deliver more efficiently a broader mix of high-bandwidth communications services. Our communications networking products, through their embedded software and our network management software suites, enable network operators to efficiently and cost-effectively deliver critical enterprise and consumer-oriented communication services. Together with our comprehensive design, implementation and support services, our networking solutions offering seeks to enable software-defined, automated networks that address the business challenges, communications infrastructure requirements and service delivery needs of our customers. Our customers face a challenging and rapidly changing environment that requires their networks be robust enough to address increasing capacity needs from a growing set of consumer and business applications, and flexible enough to quickly adapt to execute new business strategies and support the delivery of innovative, revenue-creating services. By improving network productivity and automation, reducing network costs and providing flexibility to enable differentiated service offerings, our networking solutions offering creates business and operational value for our customers.
Acquisition of Nortel Metro Ethernet Networks Business (the “MEN Acquisition”)
     On March 19, 2010, we completed our acquisition of substantially all of the optical networking and Carrier Ethernet assets of Nortel’s Metro Ethernet Networks business (the “MEN Business”). In accordance with the agreements for the acquisition, the $773.8 million aggregate purchase price was subsequently adjusted downward by $80.6 million based upon the amount of net working capital transferred to us at closing. See “Issuance of Convertible Notes during fiscal 2010” below for information relating to our election to pay the aggregate purchase price in cash. As a result, we paid $693.2 million in cash for the purchase of the MEN Business.
     In connection with the acquisition, we entered into an agreement with Nortel to lease the “Lab 10” building on Nortel’s Carling Campus in Ottawa, Canada (the “Carling lease”) for a term of ten years. The lease agreement contained a provision that allowed Nortel to reduce the term of the lease, and in exchange, we would receive a payment of up to $33.5 million. This amount was placed into escrow by Nortel in accordance with the acquisition agreements. The fair value of this contingent refund right was determined by Ciena to be $16.4 million and was recorded as a reduction to the consideration paid, resulting in a purchase price of $676.8 million. See Item 2 of Part I of this report for more information regarding the terms of the Carling lease and Nortel’s recent announcement regarding the exercise of its early termination feature under the Carling lease, which resulted in a non-cash, unrealized gain of $13.8 million during the fourth quarter of fiscal 2010.
     Rationale for MEN Acquisition
     The MEN Business that we acquired is a leading provider of next-generation, communications network equipment, with a significant global installed base and a strong technology heritage. The MEN Business is a leader in high-capacity 40G and 100G coherent optical transport technology that enables network operators to seamlessly upgrade their existing 2.5G and 10G networks, thereby enabling a significant increase in network capacity without the need for new fiber deployments or complex re-engineering. The product and technology assets that we acquired include Nortel’s:
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
     We believe that the MEN Acquisition represents a transformative opportunity for Ciena. We believe that this transaction strengthens our position as a leader in next-generation, converged optical Ethernet networking and will accelerate the execution of our corporate and research and development strategies set forth in Item 1 “Business” in Part I of this annual report. We believe that the additional geographic reach, expanded customer relationships, and broader portfolio of complementary network solutions derived from the MEN Business allow us to better compete with traditional, larger network equipment vendors. As a result of the MEN Acquisition, we added approximately 2,000 employees, including significant additional engineering talent, which nearly doubled our headcount. We expect that the resulting increased scale to our business will enable additional operating leverage and provide an opportunity to optimize our research and development investment toward next-generation technologies and product platforms.

     Integration Activities and Costs
     We continue to make progress on integration-related activities in connection with the MEN Acquisition. We have completed our organizational structure, sales coverage plans, and decisions regarding the rationalization of our combined product portfolio. As described in “Restructuring Activities” below, we have also realized initial operating synergies from the MEN Acquisition. Significant and complex additional integration efforts remain, including the rationalization of our supply chain, third party manufacturers and facilities, the execution of our combined product and software development plan, and our reduced reliance upon and winding down of transition services currently being provided by an affiliate of Nortel.
     Given the relative size of the MEN Business and the structure of the MEN Acquisition as an asset carve-out from Nortel, the integration of the MEN Business has been costly and complex. As of October 31, 2010, we have incurred $101.4 million in transaction, consulting and third party service fees, $8.5 million in severance expense, and an additional $12.4 million, primarily related to purchases of capitalized information technology equipment. We have also incurred inventory obsolescence charges and may incur additional expenses related to, among other things, facilities restructuring. We anticipate that we will incur approximately $58.0 million in additional integration costs during fiscal 2011. Any material delays or difficulties in integrating the MEN Business or additional, unanticipated expense may harm our business and results of operations.
     In addition to the integration costs above, we incurred significant transition services expense during fiscal 2010, and expect to continue to incur significant expense into the second quarter of fiscal 2011. Transition service costs are reflected as a component of operating expense, principally general and administrative expense, and cost of goods sold. We are currently relying upon an affiliate of Nortel to perform certain critical operational and business support functions during an interim integration period that will continue until we can perform these services ourselves or locate another provider. These support services include key finance and accounting functions, supply chain and logistics management, maintenance and product support services, order management and fulfillment, trade compliance, and information technology services. These services are estimated to cost approximately $94.0 million per year, were we to utilize all of the transition services for a full year. The actual transition service expense will depend upon the scope of the services that Ciena utilizes and the time within which we are able to complete the planned transfer of these services to internal resources or other providers. We have also incurred and expect to continue to incur additional costs as we build up internal resources, including headcount, facilities and information systems, or engage alternate third party providers, while we simultaneously rely upon and transition away from these transition support services. The wind down and transfer of critical transition services, which we expect to complete in the second quarter of fiscal 2011, is a complex undertaking that presents a number of operational risks that could adversely affect our business and results of operations.
     Effect of MEN Acquisition upon Results of Operations and Financial Condition
     Due to the relative scale of its operations, the MEN Acquisition has materially affected our operations, financial results and liquidity. Our revenue and operating expense have increased materially compared to periods prior to the MEN Acquisition. As a result of the MEN Acquisition, we recorded $492.4 million in other intangible assets that will be amortized over their useful lives and increase our operating expense. See “Critical Accounting Policies and Estimates- Long-lived Assets” below for information relating to these items. Under acquisition accounting rules, we revalued the acquired finished goods inventory of the MEN Business to fair value upon closing. This revaluation increased marketable inventory carrying value by approximately $62.3 million, of which $48.0 million was recognized in cost of goods sold during fiscal 2010, adversely affecting our gross margin. See Note 2 of the Consolidated Financial Statements found under Item 8 of Part II of this report. As expected, our liquidity and cash and investment balance were significantly affected by our use of cash to fund the purchase price of the MEN Acquisition and resulting acquisition and integration expense, transition service expense and investments to support working capital related to the increased scale of our business. In addition, our private placements of convertible notes during fiscal 2010 resulted in additional indebtedness. See “Liquidity and Capital Resources” below and Note 15 of the Consolidated Financial Statements found under Item 8 of Part II of this report for more information regarding our convertible notes. These and other effects on our financial statements described below and elsewhere in this report may make period to period comparisons difficult.
     Restructuring Activities
     Since the MEN Acquisition, we have undertaken a number of restructuring activities. These actions are intended to reduce operating expense and better align our workforce and operating costs with market opportunities and product development and business strategies following the completion of our MEN Acquisition. In April 2010, we took action to effect a headcount reduction of approximately 70 employees, with reductions principally affecting our global product group and global field organization outside of the EMEA region. This action resulted in a restructuring charge of $2.1 million in fiscal 2010. In May 2010, we announced our reorganization of portions of our business and operations in the EMEA region. This action resulted in a restructuring charge of $7.1 million related to the reduction in head count of approximately 82 employees principally in our global field and supply chain organizations. As we look to manage operating expense and complete integration activities for the combined operations, we will continue to assess the allocation of our headcount and other resources toward key growth opportunities for our business and evaluate additional cost reduction measures.

Issuance of Convertible Notes during fiscal 2010
     On March 15, 2010, we completed a private placement of $375.0 million in aggregate principal amount of 4.0% convertible senior notes due March 15, 2015. The net proceeds from the offering were $364.3 million after deducting the placement agents’ fees and other fees and expenses. We used $243.8 million of the net proceeds to replace the contractual obligation to issue convertible notes to Nortel as part of the purchase price for the MEN Acquisition. The remaining proceeds were used to reduce the cash on hand required to fund the aggregate purchase price of the MEN Acquisition. On October 18, 2010, we completed a private placement $350.0 million in aggregate principal amount of 3.75% convertible senior notes due October 15, 2018. The net proceeds from the offering were approximately $340.4 million after deducting the placement agents’ fees and other fees and expenses. We used approximately $76.1 million of the net proceeds of the offering to repurchase in privately negotiated transactions approximately $81.8 million in aggregate principal amount of our 0.25% convertible senior notes due May 1, 2013. We intend to use the remainder of the net proceeds for general corporate purposes, which may include the repayment at maturity or further repurchase, from time to time, of a portion of our outstanding 0.25% convertible senior notes due May 1, 2013. See Note 15 of the Consolidated Financial Statements found under Item 8 of Part II of this report for more information regarding our outstanding convertible notes.
Global Market Conditions and Competitive Landscape
     We continue to experience cautious customer behavior with respect to spending as a result of the sustained period of economic weakness and macroeconomic uncertainty. Broad economic weakness has previously resulted in periods of decreased demand for our products and services that have adversely affected our results of operations. We remain uncertain as to how long current macroeconomic and industry conditions will persist, the pace of recovery, and the magnitude of the effect of these market conditions on our business and results of operations.
     At the same time we are experiencing challenging macroeconomic conditions, we have encountered an increasingly competitive marketplace. Competition has intensified, in part, due to our increased market share, technology leadership and global presence resulting from the MEN Acquisition. Following the MEN Acquisition, we have experienced increased customer activity and been afforded increased consideration and opportunities to participate in competition for network builds and upgrades, including in emerging geographies and new markets or applications for our products. Securing these opportunities often requires that we agree to aggressive or less favorable commercial terms and conditions, including financial commitments, that may require collateralized standby letters of credit resulting in an increase in our restricted cash. Competition has also intensified as we and our competitors more aggressively seek to secure market share, particularly in connection with new network build opportunities, and displace incumbent equipment vendors at large carrier customers. We expect this level of competition to continue and, as larger Chinese equipment vendors seek to gain entry into the U.S. market, potentially increase.
     Despite challenging and competitive market conditions, we believe that a number of important underlying drivers represent significant long-term opportunities and growing demand for converged optical Ethernet networking solutions in our target markets. We believe that market trends including the proliferation of mobile web applications, prevalence of video applications and shift of enterprise applications to the cloud or virtualized environments are emblematic of increased use and dependence by consumers and enterprises upon a growing variety of broadband applications and services. These services will continue to add network traffic and consume available bandwidth, requiring our customers to invest in high-capacity, next-generation network infrastructures that are more efficient and robust, and better able to handle multiservice traffic and increased transmission rates. See “Strategy” set forth in Item 1 “Business” above in this report for information regarding our strategy and plan to capitalize on these market dynamics.
Financial Results
     Revenue for the fourth quarter was $417.6 million, which represented a sequential increase of 7.2% from $389.7 million in the third quarter of fiscal 2010. Fourth quarter revenue reflects $255.6 million in revenue from the MEN Business and $162.0 million related to Ciena’s pre-acquisition portfolio. Additional revenue-related details reflecting sequential changes from the third quarter of fiscal 2010 include:
•	Product revenue for the fourth quarter of fiscal 2010 increased by $29.0 million, reflecting a $33.0 million increase in sales of products from the MEN Business and a $4.0 million decrease in sales of Ciena’s pre-acquisition products. Packet-Optical Transport revenue increased by $40.3 million, reflecting a $31.2 million increase in sales of products from the MEN Business and a $9.1 million increase in Ciena’s pre-acquisition Packet-Optical Transport products. Product revenue also reflects an increase of $5.9 million in software sales. These increases were partially offset by a $13.4 million decrease in sales of Packet-Optical Switching products and a $3.8 million decrease in sales of Carrier Ethernet Service Delivery products.

•	Service revenue for the fourth quarter of fiscal 2010 decreased by $1.1 million, reflecting a $1.9 million decrease in sales of Ciena’s pre-acquisition service offerings and a $0.8 million increase in service revenue from the MEN Business.

•	Revenue from the United States for the fourth quarter of fiscal 2010 was $210.1 million, a decrease from $229.7 million in the third quarter of fiscal 2010. This decline reflects a decrease of $30.3 million in sales of Ciena’s pre-acquisition portfolio and a $10.7 million increase in sales of products and services from the MEN Business.

•	International revenue for the fourth quarter of fiscal 2010 was $207.6 million, an increase from $159.9 million in the third quarter of fiscal 2010. This increase reflects an increase of $32.2 million in sales of products and services from the MEN Business and $15.5 million in sales of Ciena’s pre-acquisition portfolio.

•	As a percentage of revenue, international revenue was 49.7% during the fourth quarter of fiscal 2010, an increase from 41.0% in the third quarter of fiscal 2010.

•	For the fourth quarter of fiscal 2010, one customer accounted for greater than 10% of revenue, representing 15.2% of total revenue. This compares to two customers that accounted for 33.7% of revenue in the aggregate in the third quarter of fiscal 2010.
     Revenue for fiscal 2010 was $1,236.6 million as compared to $652.6 million in fiscal 2009. Fiscal 2010 revenue consisted of $530.9 million from the MEN Business and $705.7 million in sales from Ciena’s pre-acquisition portfolio. Fiscal 2010 revenue reflects increases of $406.5 million in Packet-Optical Transport, $127.2 million in Software and Services, and $104.0 million in Carrier Ethernet Service Delivery. These increases were partially offset by a $53.6 million decrease in Packet-Optical Switching. See “Results of Operations- Fiscal 2009 compared to Fiscal 2010” below for additional information regarding annual results.
     Gross margin for the fourth quarter of fiscal 2010 was 40.3%, an increase from 37.0% in the third quarter of fiscal 2010. Gross margin for the fourth quarter fiscal 2010 benefited from increased software sales. Gross margin for the third quarter was adversely affected by higher costs associated with the revaluation of acquired inventory from the MEN Acquisition described above. Gross margin for fiscal 2010 was 40.2%, as compared to 43.6% in fiscal 2009. Product gross margin was 40.9% in fiscal 2010, a decrease from 45.9% in fiscal 2009. Gross margin for fiscal 2010 reflects the adverse effect of the valuation of inventory, which resulted in a $48.0 million increase in cost of goods sold during fiscal 2010. Lower gross margin during fiscal 2010 also reflects less favorable product and geographic mix. Specifically, fiscal 2010 gross margin was adversely affected by a $53.6 million decrease in sales of Packet-Optical Switching products and geographic mix, including a higher concentration of international revenue as a percentage of total revenue.
     Operating expense was $249.6 million for the fourth quarter of fiscal 2010, a slight increase from $243.6 million in the third quarter of fiscal 2010. Fourth quarter operating expense includes increased costs associated with variable sales compensation, the acceleration of certain research and development initiatives, and the build-up of internal resources in preparation for an exit from key transition services. These increased costs were partially offset by the non-cash, unrealized gain of $13.8 million related to our contingent refund right associated with the Carling lease described above. Operating expense for our third and fourth quarters of fiscal 2010 include $17.0 million and $18.1 million, respectively, in acquisition and integration-related costs associated with the MEN Acquisition. Operating expense for fiscal 2010 was $819.3 million, compared to $864.1 million in fiscal 2009. Operating expense for fiscal 2009 reflects a goodwill impairment charge of $455.7 million. Excluding the effect of this charge, the significant increase in operating expense during fiscal 2010 reflects the expanded scale of our business from the MEN Acquisition. Operating expense for fiscal 2010 also includes $101.4 million in acquisition and integration-related costs and a $74.6 million increase in amortization of intangible assets, as compared to fiscal 2009, as a result of the MEN Acquisition.
     Our loss from operations was $81.2 million in the fourth quarter of fiscal 2010 and $99.6 million in the third quarter of fiscal 2010. Our loss from operations for fiscal 2010 was $321.8 million. This compares to a loss from operations of $579.2 million in fiscal 2009. Our net loss was $80.3 million, or $0.86 per share, in the fourth quarter of fiscal 2010, and $109.9 million, or $1.18 per share, in the third quarter of fiscal 2010. Our net loss for fiscal 2010 was $333.5 million, or $3.58 per share. This compares to a net loss of $581.2 million, or $6.37 per share, in fiscal 2009. Net loss and operating loss for fiscal 2009 reflect the effect of a goodwill impairment charge during the second quarter of fiscal 2009 described above.
     We used $25.8 million in cash from operations during the fourth quarter of fiscal 2010. Changes in working capital provided $2.0 million and net losses (adjusted for non-cash charges) used $27.8 million. Cash used from operations includes payments of $12.7 million related to acquisition and integration-related expense and restructuring costs, of which $9.9 million was reflected in changes in working capital and $22.6 million was reflected in net losses (adjusted for non-cash charges). This compares with the use of $130.0 million in cash from operations during the third quarter of fiscal 2010, consisting of $108.9 million for changes in working capital and $21.1 million from net losses (adjusted for non-cash charges). Cash used from operations in the third quarter includes payments of $28.0 million related to acquisition and integration-related expense and restructuring, of which $8.8 million was reflected in changes in working capital and $19.2 million was reflected in net losses (adjusted for non-cash charges).

     We used $229.0 million in cash from operations during fiscal 2010, consisting of $112.2 million for changes in working capital and $116.8 million from net losses (adjusted for non-cash charges). Cash used from operations includes payments of $91.7 million related to acquisition and integration-related expense and restructuring costs, of which $18.2 million was reflected in changes in working capital and $109.9 million was reflected in net losses (adjusted for non-cash charges). This compares with cash generated from operations of $7.4 million in fiscal 2009, consisting of $3.8 million in cash from net income (adjusted for non-cash charges) and cash of $3.6 million from changes in working capital.
     At October 31, 2010, we had $688.7 million in cash and cash equivalents. This compares to $470.2 million in cash and cash equivalents and $0.2 million of short-term investments as of July 31, 2010.
     As of October 31, 2010, headcount was 4,201, a decrease from 4,214 at July 31, 2010, and an increase from 2,163 and 2,203 at October 31, 2009 and 2008, respectively.
Results of Operations
     Our results of operations for the periods in fiscal 2010 reflect the operations of the MEN Business beginning on the March 19, 2010 acquisition date. We reorganized our internal organizational structure and the management of our business upon the MEN Acquisition, and as described in Note 20 of the Consolidated Financial Statements found under Item 8 of Part II of this report, present our results of operations based upon the following operating segments:
•	Packet-Optical Transport — includes optical transport solutions that increase network capacity and enable more rapid delivery of a broader mix of high-bandwidth services. These products are used by network operators to facilitate the cost effective and efficient transport of voice, video and data traffic in core networks, as well as regional, metro and access networks. Our principal products in this segment include the ActivFlex 6500 Packet-Optical Platform (ActivFlex 6500); ActivFlex 6110 Multiservice Optical Platform (ActivFlex 6110); ActivSpan 5200 (ActivSpan 5200); ActivSpan Common Photonic Layer (CPL); Optical Multiservice Edge 1000 series (OME 1000); and Optical Metro 3500 (OM 3500) from the MEN Business. This segment includes sales of our ActivSpan 4200® FlexSelect®Advanced Services Platform (ActivSpan 4200) and our Corestream® Agility Optical Transport System (Corestream) from Ciena’s pre-acquisition portfolio. This segment also includes sales from legacy SONET/SDH products and legacy data networking products, as well as certain enterprise-oriented transport solutions that support storage and LAN extension, interconnection of data centers, and virtual private networks. This segment also includes operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Consolidated Statement of Operations.

•	Packet-Optical Switching — includes optical switching platforms that enable automated optical infrastructures for the delivery of a wide variety of enterprise and consumer-oriented network services. Our principal products in this segment include our CoreDirector® Multiservice Optical Switch, CoreDirector FS; and our ActivFlex 5400 family of Reconfigurable Switching Systems. These products include multiservice, multi-protocol switching systems that consolidate the functionality of an add/drop multiplexer, digital cross-connect and packet switch into a single, high-capacity intelligent switching system. These products address both the core and metro segments of communications networks and support key managed service services, Ethernet/TDM Private Line, Triple Play and IP services. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Consolidated Statement of Operations.

•	Carrier Ethernet Service Delivery - includes the ActivEdge 3900 family of service delivery switches and service aggregation switches, as well as the ActivEdge 5100 family. These products support the access and aggregation tiers of communications networks and have principally been deployed to support wireless backhaul infrastructures and business data services. Employing sophisticated Carrier Ethernet switching technology, these products deliver quality of service capabilities, virtual local area networking and switching functions, and carrier-grade operations, administration, and maintenance features. This segment includes the metro Ethernet routing switch (MERS) product line from the MEN Business and our legacy broadband products, including our CNX-5 Broadband DSL System (CNX-5), that transitions legacy voice networks to support Internet-based (IP) telephony, video services and DSL. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Consolidated Statement of Operations.

•	Software and Services - includes our integrated network and service management software designed to automate and simplify network management and operation, while increasing network performance and functionality. These software solutions can track individual services across multiple product suites, facilitating planned network maintenance, outage detection and identification of customers or services affected by network troubles. This segment also includes a broad range of consulting and support services, including installation and deployment, maintenance support, consulting, network design and training activities. Except for revenue from the software portion of this segment, which is included in product revenue, revenue from this segment is included in services revenue on the Consolidated Statement of Operations.

Fiscal 2009 compared to Fiscal 2010
Revenue
     The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Fiscal Year
					Increase
	2009	%*	2010	%*	(decrease)	%**
Revenue:
Packet Optical Transport	$299,088	45.8	$705,551	57.0	$406,463	135.9
Packet Optical Switching	165,705	25.4	112,058	9.1	(53,647)	(32.4)
Carrier Ethernet Service Delivery	75,125	11.5	179,083	14.5	103,958	138.4
Software and Services	112,711	17.3	239,944	19.4	127,233	112.9

Consolidated revenue	$652,629	100.0	$1,236,636	100.0	$584,007	89.5

*	Denotes % of total revenue

**	Denotes % change from 2009 to 2010
•	Packet-Optical Transport revenue for fiscal 2010 reflects the addition of $409.6 million in revenue from the MEN Business. The addition of MEN Business revenue reflects $208.0 million of sales relating to ActivFlex 6500, largely driven by service provider demand for high-capacity, coherent transport, in support of 40G and 100G network infrastructures. Packet-Optical Transport revenue also benefited from the addition of sales from the MEN Business of $115.8 million of ActivSpan 5200, $39.1 million of CPL, $16.2 million of OM 3500, $15.5 million of legacy and other transport products and $15.0 million of ActivFlex 6110. Packet-Optical Transport revenue benefited from a $13.2 million increase in ActivSpan 4200 revenue during fiscal 2010, largely driven by metro network builds and latency sensitive applications. These increases were offset by an $11.5 million decrease in Corestream sales and a $4.8 million decrease in sales of legacy and other Packet-Optical Transport products.

•	Packet-Optical Switching revenue decreased reflecting a $53.6 million decline in CoreDirector revenue. Packet-Optical Switching revenue principally reflects our CoreDirector platform, which has a concentrated customer base. As a result, revenue can fluctuate considerably depending upon individual customer purchasing decisions. We believe Packet-Optical Switching product revenue was also adversely affected in fiscal 2010 by deferred customer purchasing decisions and the effect of carrier sales cycles as we effect a platform transition from CoreDirector to our next-generation, high-capacity ActivFlex 5400 family of Reconfigurable Switching Systems.

•	Carrier Ethernet Service Delivery revenue increased significantly, reflecting an $86.5 million increase in sales of our ActivEdge 3900 service-delivery switches and ActivEdge 5100 service aggregation switches in support of wireless backhaul deployments. Quarterly revenue for these products remains subject to fluctuation due to customer concentration and customer buying cycles. Carrier Ethernet Service Delivery revenue also benefitted from the addition of $9.6 million in sales of our MERS product from the MEN Business and an $8.2 million increase in CNX-5 sales in support of residential DSL.

•	Software and Services revenue increased primarily due to the addition of $86.6 million in maintenance support revenue and $20.8 million in installation and deployment services from the MEN Business. Segment revenue also benefited from a $14.9 million increase in maintenance support revenue from Ciena’s pre-acquisition portfolio and a $4.9 million increase in software revenue.

     Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Fiscal Year
					Increase
	2009	%*	2010	%*	(decrease)	%**
United States	$419,405	64.3	$744,232	60.2	$324,827	77.4
International	233,224	35.7	492,404	39.8	259,180	111.1

Total	$652,629	100.0	$1,236,636	100.0	$584,007	89.5

*	Denotes % of total revenue

**	Denotes % change from 2009 to 2010
•	United States revenue increased primarily due to a $189.8 million increase in sales of Packet-Optical Transport products, principally as a result of the MEN Acquisition, a $94.1 million increase in sales of Carrier Ethernet Service Delivery products, and a $72.5 million increase in services revenue. These increases offset a $34.3 million decrease in Packet-Optical Switching revenue.

•	International revenue increased primarily due to a $216.7 million increase in Packet-Optical Transport revenue, principally as a result of the MEN Acquisition, a $49.8 million increase in services revenue and a $9.9 million increase in sales of Carrier Ethernet Service Delivery products. These increases offset a $19.4 million decrease in Packet-Optical Switching revenue.
     While our concentration in revenue has lessened somewhat as a result of the MEN Acquisition, a sizable portion of our revenue continues to come from sales to a small number of service providers, particularly within our Packet-Optical Switching and Carrier-Ethernet Service Delivery businesses. As a result, our results are significantly affected by spending levels and the business challenges encountered by our largest customers. Moreover, our contracts do not have terms that obligate these customers to purchase any minimum or specific amounts of equipment or services. Our concentration of revenue can be adversely affected by consolidation activity among our large customers. In addition, some of our customers are pursuing efforts to outsource the management and operation of their networks, or have indicated a procurement strategy to reduce the number of vendors from which they purchase equipment. In April 2010, we were selected as a domain network equipment supplier by AT&T for its optical transport network and metro and core transport domains. Being named as a vendor in multiple technology domains under this program affords us an opportunity to forge a more collaborative technology relationship across these product platforms. Sales to AT&T were $128.2 million or 19.6% of our revenue in fiscal 2009 and $267.4 million or 21.6% of our revenue in fiscal 2010. We did not have any other customers accounting for greater than 10% of revenue in fiscal 2009 or 2010.
Cost of Goods Sold and Gross Profit
     Product cost of goods sold consists primarily of amounts paid to third-party contract manufacturers, component costs, employee-related costs and overhead, shipping and logistics costs associated with manufacturing-related operations, warranty and other contractual obligations, royalties, license fees, amortization of intangible assets, cost of excess and obsolete inventory and, when applicable, estimated losses on committed customer contracts.
     Services cost of goods sold consists primarily of direct and third-party costs, including employee-related costs, associated with our provision of services including installation, deployment, maintenance support, consulting and training activities, and, when applicable, estimated losses on committed customer contracts.
     Gross profit as a percentage of revenue, or “gross margin,” continues to be susceptible to quarterly fluctuation due to a number of factors. Gross margin can vary significantly depending upon the mix and concentration of products, the mix of lower margin common equipment, geographic mix and the mix of customers and services in a given fiscal quarter. Gross margin can also be affected by our introduction of new products, charges for excess and obsolete inventory, changes in warranty costs and sales volume. Gross margin can also be adversely affected by the competitive environment and level of pricing pressure we encounter. The combination of uncertain market conditions, recent constraints on customer capital expenditures and increased competition has resulted in a heightened customer focus on pricing and return on network investment, as customers address network traffic growth and strive to increase revenue and profit. Our exposure to pricing pressure has been most severe in metro and core applications for our Packet-Optical Transport platforms, which we expect will comprise a greater percentage of our overall revenue as a result of the MEN Acquisition. As a result, and in an effort to retain or secure customers, enter new markets or capture market share, in the past we have and in the future we may agree to pricing or other unfavorable commercial terms that result in lower or negative gross margins on a particular order or group of orders. These arrangements would adversely affect our gross margins and results of operations. We expect that gross margins will also be subject to fluctuation based on our level of success in driving cost reductions and rationalizing our supply chain and third party contract manufacturers as part of the MEN Acquisition integration activities.

     Service gross margin can be affected by the mix of customers and services, particularly the mix between deployment and maintenance services, geographic mix and the timing and extent of any investments in internal resources to support this business.
     The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Fiscal Year
					Increase
	2009	%*	2010	%*	(decrease)	%**
Total revenue	$652,629	100.0	$1,236,636	100.0	$584,007	89.5
Total cost of goods sold	367,799	56.4	739,135	59.8	371,336	101.0

Gross profit	$284,830	43.6	$497,501	40.2	$212,671	74.7

*	Denotes % of total revenue

**	Denotes % change from 2009 to 2010

	Fiscal Year
					Increase
	2009	%*	2010	%*	(decrease)	%**
Product revenue	$547,522	100.0	$1,009,239	100.0	$461,717	84.3
Product cost of goods sold	296,170	54.1	596,704	59.1	300,534	101.5

Product gross profit	$251,352	45.9	$412,535	40.9	$161,183	64.1

*	Denotes % of product revenue

**	Denotes % change from 2009 to 2010

	Fiscal Year
					Increase
	2009	%*	2010	%*	(decrease)	%**
Service revenue	$105,107	100.0	$227,397	100.0	$122,290	116.3
Service cost of goods sold	71,629	68.1	142,431	62.6	70,802	98.8

Service gross profit	$33,478	31.9	$84,966	37.4	$51,488	153.8

*	Denotes % of service revenue

**	Denotes % change from 2009 to 2010
•	Gross profit as a percentage of revenue decreased due to lower product gross margins described below, partially offset by improved service gross margin.

•	Gross profit on products as a percentage of product revenue decreased due to a number of items relating to the MEN Acquisition that increased costs of goods sold during fiscal 2010. These items include the revaluation of inventory described in “Overview” above, excess purchase commitment losses on Ciena’s pre-acquisition inventory relating to product rationalization decisions, and increased amortization of intangible assets. Fiscal 2010 gross profit was also adversely affected by a lower concentration of Packet-Optical Switching revenue. These additional costs were offset by lower warranty and excess and obsolete inventory charges as compared to fiscal 2009. Gross margin for fiscal 2009 was negatively affected by a $5.8 million charge related to two committed customer sales contracts that resulted in a negative gross margin on the initial phases of the customers’ deployment.

•	Gross profit on services as a percentage of services revenue increased due to higher concentration of maintenance support and professional services as a percentage of revenue, and improved operational efficiencies.
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
     Excluding the effect of the goodwill impairment charges in fiscal 2009, increased operating expense for fiscal 2010 principally reflects the increased scale of our business resulting from the MEN Acquisition on March 19, 2010. The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Fiscal Year
					Increase
	2009	%*	2010	%*	(decrease)	%**
Research and development	$190,319	29.2	$327,626	26.5	$137,307	72.1
Selling and marketing	134,527	20.6	193,515	15.6	58,988	43.8
General and administrative	47,509	7.3	102,692	8.3	55,183	116.2
Acquisition and integration costs	—	0.0	101,379	8.2	101,379	100.0
Amortization of intangible assets	24,826	3.8	99,401	8.0	74,575	300.4
Restructuring costs	11,207	1.7	8,514	0.7	(2,693)	(24.0)
Goodwill impairment	455,673	69.8	—	0.0	(455,673)	(100.0)
Change in fair value of contingent consideration	—	0.0	(13,807)	-1.1	(13,807)	100.0

Total operating expenses	$864,061	132.4	$819,320	66.2	$(44,741)	(5.2)

*	Denotes % of total revenue

**	Denotes % change from 2009 to 2010
•	Research and development expense was adversely affected by $13.9 million in foreign exchange rates, primarily due to the weakening of the U.S. dollar in relation to the Canadian dollar. The $137.3 million increase primarily reflects increases of $65.6 million in employee compensation and related costs, $34.6 million in professional services and fees, $17.4 million in facilities and information systems, $12.2 million in depreciation expense and $4.9 million in prototype expense related to the development initiatives described above.

•	Selling and marketing expense benefited by $1.6 million in foreign exchange rates primarily due to the strengthening of the U.S. dollar in relation to the Euro. The $59.0 million increase primarily reflects increases of $41.8 million in employee compensation and related costs, $6.4 million in travel-related expenditures, $4.3 million in facilities and information systems and $2.8 million in professional services and fees.

•	General and administrative expense increased by $21.9 million in consulting service expense, $17.7 million in facilities and information systems expense and $11.7 million in employee compensation and related costs.

•	Acquisition and integration costs are related to the MEN Acquisition. As of October 31, 2010, we have incurred $101.4 million in transaction, consulting and third party service fees. We expect to incur approximately $58.0 million in additional expense relating to acquisition and integration activities in fiscal 2011, a significant portion of which will be recognized as operating expense.

•	Amortization of intangible assets increased due to the acquisition of additional intangible assets as a result of the MEN Acquisition. See Note 2 to our Consolidated Financial Statements in Item 8 of Part II of this report.

•	Restructuring costs for fiscal 2010 primarily reflect the headcount reductions and restructuring activities described in the “Overview — Restructuring Activities” above.

•	Goodwill impairment costs reflect the impairment of goodwill and resulting charge incurred in fiscal 2009 as described in Note 4 to our Consolidated Financial Statements in Item 8 of Part II of this report.

•	Change in fair value of contingent consideration is related to the contingent refund right we received relating to the Carling lease entered into as part of the MEN Acquisition. As a result of a change in circumstances and outcome probabilities during the fourth quarter of fiscal 2010, we recorded a $13.8 million change in fair value. See Notes 2 and 23 to our Consolidated Financial Statements in Item 8 of Part II for additional information relating to the early termination of the Carling lease.

Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Fiscal Year
					Increase
	2009	%*	2010	%*	(decrease)	%**
Interest and other income, net	$9,487	1.5	$3,917	0.3	$(5,570)	(58.7)
Interest expense	$7,406	1.1	$18,619	1.5	$11,213	151.4
Loss on cost method investments	$5,328	0.8	$—	0.0	$(5,328)	(100.0)
Gain on extinguishment of debt	$—	0.0	$4,948	0.4	$4,948	100.0
Provision (benefit) for income taxes	$(1,324)	(0.2)	$1,941	0.2	$3,265	(246.6)

*	Denotes % of total revenue

**	Denotes % change from 2009 to 2010
•	Interest and other income, net decreased as a result of a $9.5 million decrease in interest income due to lower interest rates and lower invested balances. Decreased interest and other income, net also reflects a $2.0 million charge relating to the termination of an indemnification asset upon the expiration of the statute of limitations applicable to one of the uncertain tax contingencies acquired as part of the MEN Acquisition. These items were partially offset by a $3.8 million gain due to the positive effect of foreign exchange rates on assets and liabilities denominated in currency other than the relevant functional currency, and a $2.5 million non-cash gain related to the change in fair value of the redemption feature associated with our 4.0% convertible senior notes due March 15, 2015. See Notes 7 and 15 to the Consolidated Financial Statements found under Item 8 of Part II of this report for more information regarding the issuance of these convertible notes and the fair value of the redemption feature contained therein.

•	Interest expense increased due to our private placements during fiscal 2010 of $375.0 million in aggregate principal amount of 4.0% convertible senior notes due March 15, 2015 and $350.0 million in aggregate principal amount of 3.75% convertible senior notes due October 15, 2018. See Note 15 to the Consolidated Financial Statements found under Item 8 of Part II of this report.

•	Loss on cost method investments during fiscal 2009 was due to the decline in value of our investments in two privately held technology companies that were determined to be other-than-temporary.

•	Gain on extinguishment of debt for fiscal 2010 resulted from our repurchase of $81.8 million in aggregate principal amount of our outstanding 0.25% convertible notes in privately negotiated transactions for $76.1 million. We recorded a gain on the extinguishment of debt in the amount of $4.9 million, which consists of the $5.7 million gain from the repurchase of the notes, less $0.8 million of associated debt issuance costs.

•	Provision (benefit) for income taxes increased primarily due to a decrease in refundable federal tax credits.
Fiscal 2008 compared to Fiscal 2009
Revenue
     Revenue for fiscal 2009 reflects the weakness, volatility and uncertainty presented by the global market conditions that we encountered during the year. Our fiscal 2009 revenue reflects cautious spending, primarily among our largest service provider customers, as they sought to conserve capital, reduce debt or address uncertainties or changes in their own business models brought on by broader market challenges.

     The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Fiscal Year
					Increase
	2008	%*	2009	%*	(decrease)	%**
Revenue:
Packet Optical Transport	$447,542	49.6	$299,088	45.8	$(148,454)	(33.2)
Packet Optical Switching	270,458	30.0	165,705	25.4	(104,753)	(38.7)
Carrier Ethernet Service Delivery	60,499	6.7	75,125	11.5	14,626	24.2
Software and Services	123,949	13.7	112,711	17.3	(11,238)	(9.1)

Consolidated revenue	$902,448	100.0	$652,629	100.0	$(249,819)	(27.7)

*	Denotes % of total revenue

**	Denotes % change from fiscal 2008 to fiscal 2009
•	Packet-Optical Transport revenue decreased primarily due to decreases of $108.1 million in Corestream and $40.9 million in legacy transport and data networking systems. These declines were primarily due to unfavorable market conditions as described above. In spite of these market conditions, revenue from our ActivSpan 4200 was unchanged during fiscal 2009.

•	Packet-Optical Switching revenue decreased reflecting a decline in CoreDirector revenue. We believe the decline in CoreDirector revenue was due to unfavorable market conditions and constrained spending. Revenue for this segment is subject to significant fluctuations due to its highly concentrated customer base.

•	Carrier Ethernet Service Delivery revenue increased due to a $33.8 million increase in sales of our ActivEdge 3900 service-delivery switches and ActivEdge 5100 service aggregation switches in support of wireless backhaul deployments. This increase was partially offset by a $19.2 million decrease in CNX-5 sales.

•	Software and Services revenue decreased primarily due to a $10.9 million decrease in deployment services due to lower sales volume and installation activity.
     Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Fiscal Year
					Increase
	2008	%*	2009	%*	(decrease)	%**
United States	$590,868	65.5	$419,405	64.3	$(171,463)	(29.0)
International	311,580	34.5	233,224	35.7	(78,356)	(25.1)

Total	$902,448	100.0	$652,629	100.0	$(249,819)	(27.7)

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009
•	United States revenue decreased primarily due to a $90.0 million decrease in sales of Packet-Optical Transport products, principally as a result of lower Corestream sales, an $87.0 million decrease in sales of Packet-Optical Switching products and a $4.7 million decrease in sales of software and services. These decreases were partially offset by a $10.2 million increase in sales of Carrier Ethernet Service Delivery products.

•	International revenue decreased primarily due to a $58.5 million decrease in sales of Packet-Optical Transport products, a $17.8 million decrease in sales of Packet-Optical Switching products and a $6.5 million decrease in sales of software and services. These decreases were partially offset by a $4.4 million increase in sales of Carrier Ethernet Service Delivery products.

     Certain customers each accounted for at least 10% of our revenue for the periods indicated (in thousands, except percentage data) as follows:

	Fiscal Year
	2008	%*	2009	%*
AT&T	$227,737	25.2	$128,233	19.6
BT	113,981	12.6	n/a	—

Total	$341,718	37.8	$128,233	19.6

n/a	Denotes revenue representing less than 10% of total revenue for the period

*	Denotes % of total revenue
Gross Profit and Cost of Good Sold
     The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Fiscal Year
					Increase
	2008	%*	2009	%*	(decrease)	%**
Total revenue	$902,448	100.0	$652,629	100.0	$(249,819)	(27.7)
Total cost of goods sold	451,521	50.0	367,799	56.4	$(83,722)	(18.5)

Gross profit	$450,927	50.0	$284,830	43.6	$(166,097)	(36.8)

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009

	Fiscal Year
					Increase
	2008	%*	2009	%*	(decrease)	%**
Product revenue	$791,415	100.0	$547,522	100.0	$(243,893)	(30.8)
Product cost of goods sold	371,238	46.9	296,170	54.1	(75,068)	(20.2)

Product gross profit	$420,177	53.1	$251,352	45.9	$(168,825)	(40.2)

*	Denotes % of product revenue

**	Denotes % change from 2008 to 2009

	Fiscal Year
					Increase
	2008	%*	2009	%*	(decrease)	%**
Service revenue	$111,033	100.0	$105,107	100.0	$(5,926)	(5.3)
Service cost of goods sold	80,283	72.3	71,629	68.1	(8,654)	(10.8)

Service gross profit	$30,750	27.7	$33,478	31.9	$2,728	8.9

*	Denotes % of service revenue

**	Denotes % change from 2008 to 2009
•	Gross profit as a percentage of revenue decreased due to lower product gross margins described below, partially offset by improved service gross margin.

•	Gross profit on products as a percentage of product revenue decreased due to less favorable product and geographic mix, including fewer sales of Packet-Optical Switching products as a percentage of total revenue, increased charges related to losses on committed customer sales contracts and higher charges relating to warranty. Gross profit as a percentage of revenue for fiscal 2008 reflects a $5.3 million increase in product cost of goods sold related to the revaluation of the acquired inventory from our acquisition of World Wide Packets. See Note 2 to the Consolidated Financial Statements in Item 8 of Part II of this report.

•	Gross profit on services as a percentage of services revenue increased due to higher sales of maintenance contracts as a percentage of services revenue. Services gross margin remains heavily dependent upon the mix of services in a given period and may fluctuate from quarter to quarter.

Operating expense
     The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Fiscal Year
					Increase
	2008	%*	2009	%*	(decrease)	%**
Research and development	$175,023	19.4	$190,319	29.2	$15,296	8.7
Selling and marketing	152,018	16.8	134,527	20.6	(17,491)	(11.5)
General and administrative	68,639	7.6	47,509	7.3	(21,130)	(30.8)
Amortization of intangible assets	32,264	3.6	24,826	3.8	(7,438)	(23.1)
Restructuring costs	1,110	0.1	11,207	1.7	10,097	909.6
Goodwill Impairment	—	—	455,673	69.8	455,673	100.0

Total operating expenses	$429,054	47.5	$864,061	132.4	$435,007	101.4

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009
•	Research and development expense benefited by $5.3 million in favorable foreign exchange rates primarily due to the comparative strength of the U.S. dollar in relation to the previous year. The resulting $15.3 million net increase principally reflects an increase in prototype expense of $15.4 million. Other increases include $5.4 million in facilities and information systems expense, $2.8 million in depreciation expense, and higher employee compensation cost of $0.6 million, including a $2.6 million increase in share-based compensation expense. These increases were partially offset by decreases of $4.8 million in consulting services expense, $2.7 million in technology related expenses and $0.8 million in travel expense.

•	Selling and marketing expense benefited by $2.8 million in favorable foreign exchange rates primarily due to the comparative strength of the U.S. dollar in relation to the previous year. The resulting $17.5 million net change reflects decreases of $7.8 million in employee compensation cost, $3.0 million in travel-related costs, $2.9 million in marketing program costs and $2.4 million in consulting services expense. These decreases were partially offset by a $1.2 million increase in facilities and information systems expense.

•	General and administrative expense benefited by $0.5 million in favorable foreign exchange rates primarily due to the comparative strength of the U.S. dollar in relation to the previous year. The resulting $21.1 million net change reflects decreases of $6.1 million in employee compensation cost, $4.1 million in consulting services expense, $1.7 million in facilities and information systems expense, and $0.7 million in technology-related expense. Expense for fiscal 2008 included $7.7 million associated with the settlement of patent litigation.

•	Amortization of intangible assets decreased due to certain intangible assets reaching the end of their useful life and becoming fully amortized during fiscal 2009.

•	Restructuring costs during fiscal 2009 were primarily related to a headcount reduction of approximately 200 employees, the closure of our Acton, Massachusetts research and development facility and revisions of estimates related to previously restructured facilities. Restructuring costs for fiscal 2008 principally reflects costs associated with a workforce reduction of 56 employees during the fourth quarter.

•	Goodwill impairment reflects an impairment charge of $455.7 million in the second quarter of fiscal 2009. Based on a combination of factors, including the macroeconomic conditions described above and a sustained decline in our common stock price and market capitalization below our net book value, we conducted an interim impairment assessment of goodwill during the second quarter of fiscal 2009. The conclusion of this assessment was the write-off of all goodwill remaining on our balance sheet.

Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Fiscal Year
					Increase
	2008	%*	2009	%*	(decrease)	%**
Interest and other income, net	$36,762	4.1	$9,487	1.5	$(27,275)	(74.2)
Interest expense	$12,927	1.4	$7,406	1.1	$(5,521)	(42.7)
Realized loss due to impairment of marketable debt investments	$5,101	0.6	$—	—	$(5,101)	(100.0)
Loss on cost method investments	$—	—	$5,328	0.8	$5,328	100.0
Gain on extinguishment of debt	$932	0.1	$—	—	$(932)	(100.0)
Provision (benefit) for income taxes	$2,645	0.3	$(1,324)	(0.2)	$(3,969)	(150.1)

*	Denotes % of total revenue

**	Denotes % change from 2008 to 2009
•	Interest and other income, net decreased due to lower average cash and investment balances and lower interest rates. Lower cash balances primarily relate to the repayment at maturity of the $542.3 million principal outstanding on our 3.75% convertible notes during the first quarter of fiscal 2008 and our use of $210.0 million in cash consideration and related expenses associated with our acquisition of WWP in the second quarter of fiscal 2008.

•	Interest expense decreased primarily due to the repayment of 3.75% convertible notes at maturity at the end of the first quarter of fiscal 2008.

•	Realized loss due to impairment of marketable debt investments for fiscal 2008 reflects a loss related to commercial paper investments in two structured investment vehicles (SIVs) that entered into receivership during the fourth quarter of fiscal 2007 and failed to make payment at maturity. These SIVs completed their restructuring activities during fiscal 2008 and, as of the end of fiscal 2009, we no longer held these investments.

•	Loss on cost method investments during fiscal 2009 was due to the decline in value of our investments in two privately held technology companies that were determined to be other-than-temporary.

•	Gain on extinguishment of debt reflects our repurchase of $2.0 million in principal amount of our outstanding 0.25% convertible senior notes due May 1, 2013 in an open market transaction. We used $1.0 million of our cash to effect this repurchase, which resulted in a gain of approximately $0.9 million.

•	Provision (benefit) for income taxes decreased primarily due to refundable federal tax credits made available by recent economic stimulus tax law changes. Availability of refundable credits expired on December 31, 2009.
Operating Segment Profit (Loss)
Segment Profit (Loss)
     Segment profit (loss) is determined based on the revenue, cost of goods sold and research and development costs for the relevant segment. The table below (in thousands, except percentage data) sets forth the changes in our segment profit (loss) for the respective periods:

	Fiscal Year
			Increase
	2009	2010	(decrease)	%*
Segment profit (loss):
Packet-Optical Transport	$21,535	$67,357	$45,822	212.8
Packet-Optical Switching	60,302	15,173	(45,129)	(74.8)
Carrier Ethernet Service Delivery	(9,575)	28,074	37,649	(393.2)
Software and Services	22,249	53,432	31,183	140.2

*	Denotes % change from 2009 to 2010
•	Packet-Optical Transport segment profit for fiscal 2010 reflects increased sales volume resulting in additional product gross profit, partially offset by increased research and development costs due to the MEN Acquisition.

•	Packet-Optical Switching segment profit declined due to decreased sales volume resulting in reduced product gross profit, and increased research and development costs.

•	Carrier Ethernet Service Delivery segment profit improved significantly due to increased sales volume resulting in additional gross profit, partially offset by increased research and development costs.

•	Software and Services segment profit improved due to increased sales volume and improved gross margin, both of which resulted in additional gross profit, partially offset by increased research and development costs.

     The table below (in thousands, except percentage data) sets forth the changes in our segment profit (loss), including the presentation of prior periods to reflect the change in reportable segments, for the respective periods:

	Fiscal Year
			Increase
	2008	2009	(decrease)	%*
Segment profit (loss):
Packet-Optical Transport	$110,905	$21,535	$(89,370)	(80.6)
Packet-Optical Switching	151,084	60,302	(90,782)	(60.1)
Carrier Ethernet Service Delivery	(17,764)	(9,575)	8,189	46.1
Software and Services	31,679	22,249	(9,430)	(29.8)

*	Denotes % change from 2008 to 2009
•	Packet-Optical Transport segment profit decreased primarily due to lower sales volume, increased charges related to losses on committed customer sales contracts and higher charges relating to warranty resulting in lower gross profit. In addition, segment profit was reduced by increased research and development costs.

•	Packet-Optical Switching segment profit decreased primarily due to lower sales volume, resulting in reduced gross profit, partially offset by decreased research and development costs.

•	Carrier Ethernet Service Delivery segment loss improved primarily due to increased sales volume, resulting in higher gross profit, and decreased research and development costs.

•	Software and Services segment profit decreased due to lower sales volume, resulting in lower gross profit, and increased research and development costs.
Liquidity and Capital Resources
     At October 31, 2010, our principal sources of liquidity were cash and cash equivalents. The following table summarizes our cash and cash equivalents and investments (in thousands):

	October 31,		Increase
	2009	2010	(decrease)
Cash and cash equivalents	$485,705	$688,687	$202,982
Short-term investments in marketable debt securities	563,183	—	(563,183)
Long-term investments in marketable debt securities	8,031	—	(8,031)

Total cash and cash equivalents and investments in marketable debt securities	$1,056,919	$688,687	$(368,232)

     The decrease in total cash and cash equivalents and investments during fiscal 2010 was primarily related to the following:
•	$693.2 million related to the purchase price for the MEN Acquisition;

•	$76.1 million for the repurchase of a portion of our 0.25% convertible senior notes due May 1, 2013;

•	$51.2 million for equipment, furniture, fixtures and intellectual property

•	$24.5 million transferred to restricted cash related to as collateral for our standby letters of credit; and

•	$229.0 million cash used from operations, consisting of $112.2 million for changes in working capital and $116.8 million from net losses (adjusted for non-cash charges). Cash used from operations includes payments of $91.7 million related to acquisition and integration-related expense and restructuring costs, of which $18.2 million was reflected in changes in working capital and $109.9 million was reflected in net losses (adjusted for non-cash charges).
     These payments were partially offset by our receipt of $364.3 million in net proceeds from the private placement of $375.0 million in aggregate principal amount of 4.0% convertible senior notes due March 15, 2015 and $340.4 million in net proceeds from the private placement of $350.0 million in aggregate principal amount of 3.75% convertible senior notes due October 15, 2018. See Notes 2 and 15 to the Consolidated Financial Statements under Item 8 of Part II of this report for more information regarding the MEN Acquisition and our issuance of convertible notes during fiscal 2010.

     Based on past performance and current expectations, we believe that our cash and cash equivalents and cash generated from operations will satisfy our working capital needs, capital expenditures, and other liquidity requirements associated with our existing operations through at least the next 12 months. As expected, the investment in working capital for fiscal 2010 reflects the increased scale of business as the result of the MEN Acquisition and the lower net working capital transferred to Ciena at closing, which resulted in a purchase price adjustment following the closing. We regularly evaluate our liquidity position and the anticipated cash needs of the business to fund our operating plans as well as any capital raising opportunities that may be available to us.
     The following sections set forth the components of our $229.0 million of cash used by operating activities for fiscal 2010:
     Net losses (adjusted for non-cash charges)
     The following table sets forth (in thousands) our net losses (adjusted for non-cash charges) for fiscal 2010:

Year ended
October 31,
2010
Net loss	$(333,514)
Adjustments for non-cash charges:
Gain on extinguishment of debt	(4,948)
Amortization of premium on marketable debt securities	574
Change in fair value of embedded redemption feature	(2,510)
Change in fair value of contingent consideration	(13,807)
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	42,789
Share-based compensation costs	35,560
Amortization of intangible assets	127,018
Deferred tax provision	700
Provision for inventory excess and obsolescence	13,696
Provision for warranty	15,353
Other	2,296

Net losses (adjusted for non-cash charges)	$(116,793)

     Working Capital
          Accounts Receivable, Net
     Excluding the addition of $7.1 million of unbilled receivables recorded upon completion of the MEN Acquisition, cash used by accounts receivable, net of allowance for doubtful accounts receivable, was $218.2 million from the end of fiscal 2009 through the end of fiscal 2010 due to higher sales volume. Our days sales outstanding (DSOs) increased from 65 days for fiscal 2009 to 100 days for fiscal 2010. The significantly increased DSOs for fiscal 2010 reflect the timing of the MEN Acquisition and the effect on this calculation of having only a partial year of revenue from the MEN Business. Utilizing annualized fourth quarter revenue for purposes of this calculation would have resulted in DSOs of 74 days.
     The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts receivable, from the end of fiscal 2009 through the end of fiscal 2010:

	October 31,		Increase
	2009	2010	(decrease)
Accounts receivable, net	$118,251	$343,582	$225,331

          Inventory
     Excluding the addition of $146.3 million of inventory recorded upon completion of the MEN Acquisition, cash consumed by inventory for fiscal 2010 was $41.0 million due to increased inventory levels to support a higher sales volume. Our inventory turns decreased from 3.4 for fiscal 2009 to 2.3 for fiscal 2010 primarily due to effect of the mid-year MEN Acquisition. The significantly decreased inventory turns for fiscal 2010 reflect the timing of the MEN Acquisition and the effect on this calculation of having only a partial year of cost of goods sold from the MEN Business. Utilizing annualized fourth quarter product cost of good sold, inventory turns would have been 3.1 days.

     During fiscal 2010, changes in inventory reflect a $13.7 million reduction related to a non-cash provision for excess and obsolescence.
     The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2009 through the end of fiscal 2010:

	October 31,		Increase
	2009	2010	(decrease)
Raw materials	$19,694	$30,569	$10,875
Work-in-process	1,480	6,993	5,513
Finished goods	61,026	177,994	116,968
Deferred cost of goods sold	29,888	76,830	46,942

Gross inventory	112,088	292,386	180,298
Provision for inventory excess and obsolescence	(24,002)	(30,767)	(6,765)

Inventory	$88,086	$261,619	$173,533

          Prepaid expense and other
     Excluding the addition of $54.4 million of prepaid expense and other from the MEN Acquisition, cash used in operations related to prepaid expense and other during fiscal 2010 was $34.9 million. This usage was primarily related an increase in value added tax receivable.
          Accounts payable, accruals and other obligations
     Excluding the addition of $36.5 million of accruals and other obligations upon completion of the MEN Acquisition, cash generated in operations related to accounts payable, accruals and other obligations during fiscal 2010 was $180.8 million. Between fiscal 2009 and 2010, the change in unpaid equipment purchases was $3.8 million. Changes in accrued liabilities in the table below reflect non-cash provisions of $15.4 million related to warranties.
     The following table sets forth (in thousands) changes in our accounts payable, accruals and other obligations from the end of fiscal 2009 through the end of fiscal 2010:

	October 31,		Increase
	2009	2010	(decrease)
Accounts payable	$53,104	$200,617	$147,513
Accrued liabilities	105,160	193,994	88,834
Other long-term obligations	16,348	16,435	87

Accounts payable, accruals and other obligations	$174,612	$411,046	$236,434

          Interest Paid on Convertible Notes
     Interest on our outstanding 0.25% convertible senior notes, due May 1, 2013, is payable on May 1 and November 1 of each year. We paid $0.4 million in interest on our 0.25% convertible notes during fiscal 2010.
     Interest on our outstanding 4.0% convertible senior notes, due March 15, 2015, is payable on March 15 and September 15 of each year. We paid $7.5 million in interest on our 4.0% convertible notes during fiscal 2010.
     Interest on our outstanding 0.875% convertible senior notes, due June 15, 2017, is payable on June 15 and December 15 of each year. We paid $4.3 million in interest on our 0.875% convertible notes during fiscal 2010.
     Interest on our outstanding 3.75% convertible senior notes, due October 15, 2018, is payable on April 15 and October 15 of each year. Our initial interest payment on these notes will be due on April 15, 2011.
     For additional information about our convertible notes, see Note 15 to our Consolidated Financial Statements included in Item 8 of Part II of this report.

     Deferred revenue
     Excluding the addition of $28.1 million of deferred revenue recorded upon completion of the MEN Acquisition, deferred revenue increased by $1.0 million during fiscal 2010. Product deferred revenue represents payments received in advance of shipment and payments received in advance of our ability to recognize revenue. Services deferred revenue is related to payment for service contracts that will be recognized over the contract term. The following table reflects (in thousands) the balance of deferred revenue and the change in this balance from the end of fiscal 2009 through the end of fiscal 2010:

	October 31,		Increase
	2009	2010	(decrease)
Products	$11,998	$31,187	$19,189
Services	63,935	73,862	9,927

Total deferred revenue	$75,933	$105,049	$29,116

Contractual Obligations
     Significant changes to contractual obligations during fiscal 2010 relate to purchase obligations and operating leases, principally for additional facilities, associated with the MEN Acquisition. Changes to interest and principal due on convertible notes relate to our private placement of convertible notes during fiscal 2010. For additional information about our convertible notes, see Note 15 to our Consolidated Financial Statements included in Item 8 of Part II of this report. The following is a summary of our future minimum payments under contractual obligations as of October 31, 2010 (in thousands):

		Less than one	One to three	Three to five
	Total	year	years	years	Thereafter
Interest due on convertible notes	$204,747	$33,041	$66,081	$57,500	$48,125
Principal due at maturity on convertible notes	1,441,210	—	216,210	375,000	850,000
Operating leases (1)	140,340	28,119	42,891	31,432	37,898
Purchase obligations (2)	283,688	283,688	—	—	—
Transition service obligations (3)	22,633	22,633	—	—	—

Total (4)	$2,092,618	$367,481	$325,182	$463,932	$936,023

(1)	Excludes the effect of the exercise of an early termination feature by the landlord for our Carling lease. See Item 2 of Part I of this report and Note 23 to the Consolidated Financial Statements in Item 8 of Part II of this report. The amount for operating leases above does not include insurance, taxes, maintenance and other costs required by the applicable operating lease. These costs are variable and are not expected to have a material impact.

(2)	Purchase obligations relate to purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of the amount reported above relates to firm, non-cancelable and unconditional obligations.

(3)	Transition service obligations represent the non-cancelable portion of fees under the transition service agreement. See “Overview — Integration Activities and Costs.”

(4)	As of October 31, 2010, we also had approximately $7.9 million of other long-term obligations in our condensed consolidated balance sheet for unrecognized tax positions that are not included in this table because the timing or amount of any cash settlement with the respective tax authority cannot be reasonably estimated.
     Some of our commercial commitments, including some of the future minimum payments set forth above, are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of October 31, 2010 (in thousands):

		Less than one	One to	Three to
	Total	year	three years	five years
Standby letters of credit	$47,943	$12,048	$35,308	$587

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
     Our total deferred revenue for products was $12.0 million and $31.2 million as of October 31, 2009 and October 31, 2010, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $63.9 million and $73.9 million as of October 31, 2009 and October 31, 2010, respectively.
Business Combinations
     We record acquisitions using the purchase method of accounting. All of the assets acquired, liabilities assumed, contractual contingencies and contingent consideration are recognized at their fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and net intangible assets acquired is recorded as goodwill. The application of the purchase method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. These assumptions and estimates include a market participant’s use of the asset and the appropriate discount rates for a market participant. Our estimates are based on historical experience, information obtained from the management of the acquired companies and, when appropriate, includes assistance from independent third-party appraisal firms. Our significant assumptions and estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates. During fiscal 2010, we completed the MEN Acquisition for a purchase price of $676.8 million. As a result of the purchase price allocation to the assets acquired and liabilities assumed, as well as contingent consideration, there was no value assigned to goodwill. See Note 2 to the Consolidated Financial Statements included in Item 8 of Part II of this report.
Share-Based Compensation
     We measure and recognize compensation expense for share-based awards based on estimated fair values on the date of grant. We estimate the fair value of each option-based award on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires that we make several estimates, including the option’s expected life and the price volatility of the underlying stock. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. We calculate the expected term using detailed historical information about specific exercise behavior of our grantees. We considered the implied volatility and historical volatility of our stock price in determining our expected volatility, and, finding both to be equally reliable, determined that a combination of both measures would result in the best estimate of expected volatility. We recognize the estimated fair value of option-based awards, net of estimated forfeitures, as share-based compensation expense on a straight-line basis over the requisite service period.
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
     Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measure of estimated fair value of our share-based compensation. See Note 19 to our Consolidated Financial Statements in Item 8 of Part II of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of October 31, 2010, total unrecognized compensation expense was $60.9 million: (i) $5.4 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 0.9 year; and (ii) $55.5 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.6 years.
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

Reserve for Inventory Obsolescence
     We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. Upon recognition of the write down, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. We recorded charges for excess and obsolete inventory of $15.7 million and $13.7 million in fiscal 2009 and 2010, respectively. During fiscal 2009, these charges were primarily related to excess inventory due to a change in forecasted product sales. For fiscal 2010, these charges were primarily related to excess and obsolete inventory charges relating to product rationalization decisions in connection with the MEN Acquisition. In an effort to limit our exposure to delivery delays and to satisfy customer needs we purchase inventory based on forecasted sales across our product lines. In addition, part of our research and development strategy is to promote the convergence of similar features and functionalities across our product lines. Each of these practices exposes us to the risk that our customers will not order products for which we have forecasted sales, or will purchase less than we have forecasted. Historically, we have experienced write downs due to changes in strategic direction, discontinuance of a product and declines in market conditions. If actual market conditions worsen or differ from those we have assumed, if there is a sudden and significant decrease in demand for our products, or if there is a higher incidence of inventory obsolescence due to a rapid change in technology, we may be required to take additional inventory write-downs, and our gross margin could be adversely affected. Our inventory net of allowance for excess and obsolescence was $88.1 million and $261.6 million as of October 31, 2009 and October 31, 2010, respectively.
Restructuring
     As part of our restructuring costs, we provide for the estimated cost of the net lease expense for facilities that are no longer being used. The provision is equal to the fair value of the minimum future lease payments under our contracted lease obligations, offset by the fair value of the estimated sublease payments that we may receive. As of October 31, 2010, our accrued restructuring liability related to net lease expense and other related charges was $6.4 million. The total minimum remaining lease payments for these restructured facilities are $9.0 million. These lease payments will be made over the remaining lives of our leases, which range from five months to eight years. If actual market conditions are different than those we have projected, we will be required to recognize additional restructuring costs or benefits associated with these facilities.
Allowance for Doubtful Accounts Receivable
     Our allowance for doubtful accounts receivable is based on management’s assessment, on a specific identification basis, of the collectibility of customer accounts. We perform ongoing credit evaluations of our customers and generally have not required collateral or other forms of security from customers. In determining the appropriate balance for our allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectibility. In doing so, we consider creditworthiness, payment history, account activity and communication with such customer. If a customer’s financial condition changes, or if actual defaults are higher than our historical experience, we may be required to take a charge for an allowance for doubtful accounts receivable which could have an adverse impact on our results of operations. Our accounts receivable net of allowance for doubtful accounts was $118.3 million and $343.6 million as of October 31, 2009 and October 31, 2010, respectively. Our allowance for doubtful accounts as of October 31, 2009 and October 31, 2010 was $0.1 million.
Goodwill
     Goodwill is the excess of the purchase price over the fair values assigned to the net assets acquired in a business combination. Goodwill is assigned to the reporting units that are expected to benefit from the synergies of the combination. We test goodwill for impairment on an annual basis, which we have determined to be the last business day of fiscal September each year. We also test goodwill for impairment between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. Prior to the reorganization of our operations described in “Overview” above, we tested goodwill for impairment as a single reporting unit. See “Interim Impairment Assessment-Fiscal 2009” below.
     The first step in the process of assessing goodwill impairment is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. A non-cash goodwill impairment charge would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period. As of the end of fiscal 2009 and 2010, our goodwill balance was $0.

     Interim Impairment Assessment — Fiscal 2009
     Based on a combination of factors, including the then current macroeconomic conditions, a sustained decline in our common stock price and market capitalization below our net book value, we conducted an interim impairment assessment of goodwill during the second quarter of fiscal 2009. We determined the fair value of our then single reporting unit to be equal to our market capitalization plus a control premium. Market capitalization was determined by multiplying the shares outstanding on the assessment date by the average market price of our common stock over a 10-day period before and a 10-day period after each assessment date. We used this 20-day duration to consider inherent market fluctuations that may have affected any individual closing price. We believed that our market capitalization alone did not fully capture the fair value of our business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of our business. As such, in determining fair value, we added a control premium — which seeks to give effect to the increased consideration a potential acquirer would be required to pay in order to gain sufficient ownership to set policies, direct operations and make decisions related to our company — to our market capitalization.
     When we performed the step one fair value comparison during the second quarter of fiscal 2009, our market capitalization was $721.8 million and our carrying value, including goodwill, was $949.0 million. We applied a 25% control premium to market capitalization to determine a fair value of $902.2 million. Because step one indicated that the fair value was less than our carrying value, we performed the step two analysis. Under the step two analysis, the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. The implied fair value of the reporting unit’s goodwill was determined to be $0, and, as a result, we recorded a goodwill impairment of $455.7 million in fiscal 2009, representing the full carrying value of the goodwill.
Long-lived Assets
     Our long-lived assets include: equipment, furniture and fixtures; finite-lived intangible assets; indefinite-lived intangible assets; and maintenance spares. As of October 31, 2009 and 2010 these assets totaled $154.7 million and $600.4 million, net, respectively. We test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount is not recoverable from its undiscounted cash flows. Our long-lived assets are assigned to asset groups which represents the lowest level for which we identify cash flows.
Deferred Tax Valuation Allowance
     As of October 31, 2010, we have recorded a valuation allowance offsetting essentially all our net deferred tax assets of $1.4 billion. When measuring the need for a valuation allowance, we assess both positive and negative evidence regarding the realizability of these deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as our operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, our cumulative loss during this three-year period represents sufficient negative evidence regarding the need for nearly a full valuation allowance. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income or as an adjustment to paid-in capital, based on tax ordering requirements.
Uncertain Tax Positions
     We account for uncertainty in income tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. As of October 31, 2010, we had $0.9 million and $7.9 million recorded as current and long-term obligations, respectively, related to uncertain tax positions. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

     The total amount of unrecognized tax benefits increased by $1.4 million during fiscal 2010 to $8.8 million, which includes $1.4 million of interest and some minor penalties. On March 19, 2010, as a result of the acquisition of the MEN Business, Ciena recorded a liability and an indemnification asset of $2.6 million related to the uncertain income tax positions of the MEN Business. During the second quarter of fiscal 2010, subsequent to the acquisition, this acquired liability and associated indemnification asset were reduced by $2.0 million due to a lapse in applicable statute of limitations.
Warranty
     Our liability for product warranties, included in other accrued liabilities, was $40.2 million and $54.4 million as of October 31, 2009 and 2010, respectively. Our products are generally covered by a hardware warranty for periods ranging from one to five years and a software warranty of 90 days or one year, depending upon the product. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties was $19.3 million and $15.4 million for fiscal 2009 and 2010, respectively. The provision for warranty claims may fluctuate on a quarterly basis depending upon the mix of products and customers in that period. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. An increase in warranty claims or the related costs associated with satisfying these warranty obligations could increase our cost of sales and negatively affect our gross margin.
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
Unaudited Quarterly Results of Operations
     The tables below (in thousands, except per share data) set forth the operating results in our consolidated statements of operations for each of the eight quarters in the period ended October 31, 2010 and reflect the impact of our March 19, 2010 acquisition of the MEN Business. This information is unaudited, but in our opinion reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair statement of such information in accordance with generally accepted accounting principles. There were no material, retroactive measurement period adjustments related to the MEN Acquisition. The results for any quarter are not necessarily indicative of results for any future period.

	Jan. 31,	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,	Apr. 30,	Jul. 31,	Oct. 31,
	2009	2009	2009	2009	2010	2010	2010	2010
Revenue:
Products	$139,717	$118,849	$139,903	$149,053	$149,054	$206,420	$312,378	$341,387
Services	27,683	25,352	24,855	27,217	26,822	47,051	77,297	76,227

Total Revenue	167,400	144,201	164,758	176,270	175,876	253,471	389,675	417,614

Cost of goods sold:
Products	76,367	65,419	72,842	81,542	76,669	118,221	201,559	200,255
Services	19,190	18,062	17,251	17,126	19,047	30,308	44,107	48,969

Total costs of goods sold	95,557	83,481	90,093	98,668	95,716	148,529	245,666	249,224

Gross profit	71,843	60,720	74,665	77,602	80,160	104,942	144,009	168,390

Operating expenses:
Research and development	46,700	49,482	44,442	49,695	50,033	71,142	100,869	105,582
Selling and marketing	33,819	33,295	31,468	35,945	34,237	45,328	52,127	61,823
General and administrative	11,585	12,615	11,524	11,785	12,763	21,503	32,649	35,777
Acquisition and integration costs	—	—	—	—	27,031	39,221	17,033	18,094
Amortization of intangible assets	6,404	6,224	6,224	5,974	5,981	17,121	38,727	37,572
Restructuring costs	76	6,399	3,941	791	(21)	1,849	2,157	4,529
Goodwill impairment	—	455,673	—	—	—	—	—	—
Change in fair value of contingent consideration	—	—	—	—	—	—	—	(13,807)

Total operating expenses	98,584	563,688	97,599	104,190	130,024	196,164	243,562	249,570

Loss from operations	(26,741)	(502,968)	(22,934)	(26,588)	(49,864)	(91,222)	(99,553)	(81,180)
Interest and other income (loss), net	4,660	3,508	999	320	(773)	3,748	(2,668)	3,610
Gain on extinguishment of debt	—	—	—	—	—	—	—	4,948
Interest expense	(1,844)	(1,852)	(1,856)	(1,854)	(1,828)	(4,113)	(5,990)	(6,688)
Loss on cost method investments	(565)	(2,570)	(2,193)	—	—	—	—	—

Loss before income taxes	(24,490)	(503,882)	(25,984)	(28,122)	(52,465)	(91,587)	(108,211)	(79,310)
Provision (benefit) for income tax	341	(672)	470	(1,463)	868	(1,578)	1,644	1,007

Net loss	$(24,831)	$(503,210)	$(26,454)	$(26,659)	$(53,333)	$(90,009)	$(109,855)	$(80,317)

Basic net loss per common share	$(0.27)	$(5.53)	$(0.29)	$(0.29)	$(0.58)	$(0.97)	$(1.18)	$(0.86)

Diluted net loss per potential common share	$(0.27)	$(5.53)	$(0.29)	$(0.29)	$(0.58)	$(0.97)	$(1.18)	$(0.86)

Weighted average basic common shares outstanding	90,620	90,932	91,364	91,758	92,321	92,614	92,906	93,197

Weighted average dilutive potential common shares outstanding	90,620	90,932	91,364	91,758	92,321	92,614	92,906	93,197

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.
     Interest Rate Sensitivity. As of October 31, 2010 we no longer hold any marketable debt securities. Accordingly, if market interest rates were to increase immediately and uniformly by 10 percentage points from current levels, the fair value of the portfolio would not be affected.

     Foreign Currency Exchange Risk. As a global concern, our business and results of operations are exposed to adverse movements in foreign currency exchange rates. Historically, our sales have primarily been denominated in U.S. dollars and the impact of foreign currency fluctuations on revenue has not been material. As a result of our increased global presence, in large part resulting from the MEN Acquisition, a larger percentage of our revenue is non-U.S. dollar denominated, in particular, with sales denominated in Canadian Dollars and Euros. As a result, if the U.S. dollar strengthens against these currencies, our revenues could be adversely affected. For our U.S. dollar denominated sales, an increase in the value of the U.S. dollar would increase the real cost to our customers of our products in markets outside the United States.
     With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in Canadian Dollars, British Pounds, Euros and Indian Rupees. During fiscal 2010, approximately 32% of our operating expense was non-U.S. dollar denominated. If these currencies strengthen, costs reported in U.S. dollars will increase, which would adversely affect our operating expense.
     To reduce variability in non-U.S. dollar denominated operating expense, we have previously entered into foreign currency forward contracts and may do so in the future. In the past, these derivatives have been designated as cash flow hedges. We do not enter into foreign exchange forward or option contracts for trading purposes. As of October 31, 2010, we did not have any foreign currency forward contracts outstanding.
     For fiscal 2010, research and development expense was negatively affected by approximately $13.9 million due to unfavorable foreign exchange rates related to the weakening of the U.S. dollar in relation to the Canadian Dollar, partially offset by the favorable impact of a stronger U.S. dollar in relation to the Euro. Sales and marketing expense benefited by $1.6 million due to the strengthening of the U.S. dollar in relation to the Euro.
     As of October 31, 2010, the assets and liabilities of our entities that are denominated in currencies other than the entity’s functional currency were primarily related to intercompany payables and receivables. We may experience gains or losses from the revaluation of these foreign currency denominated assets and liabilities. The net gain (loss) on foreign currency revaluation during fiscal 2010 was immaterial.
     Convertible Debt Outstanding. The fair market value of each of our outstanding issues of convertible notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of our stock rises and decrease as the market price of the stock falls. Interest rate and market value changes affect the fair market value of the notes, and may affect the prices at which we would be able repurchase such notes were we to do so. These changes do not impact our financial position, cash flows or results of operations. During fiscal 2010, we repurchased $81.8 million in aggregate principal amount of our outstanding 0.25% convertible senior notes due 2013 in privately negotiated transactions for cash payments of $76.1 million. During fiscal 2009, we repurchased $2.0 million in aggregate principal amount of our outstanding 0.25% convertible senior notes due May 1, 2013 in open market transactions for $1.0 million. For additional information on the fair value of our outstanding notes, see Note 15 to our Consolidated Financial Statements included in Item 8 of Part II of this report.

Item 8. Financial Statements and Supplementary Data
The following is an index to the consolidated financial statements:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ciena Corporation
     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ciena Corporation and its subsidiaries (the “Company”) at October 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
     As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations in fiscal 2010.
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
     As described in the Report of Management on Internal Control Over Financial Reporting under Item 9A, management has excluded the MEN Business from its assessment of internal control over financial reporting as of October 31, 2010 because it was acquired by the Company in a purchase business combination during fiscal 2010. We have also excluded the MEN Business from our audit of internal control over financial reporting. The MEN Business is included in the consolidated results on which we are reporting and its total assets and total revenues represent 20% and 43%, respectively, of the related consolidated financial statement amounts as of and for the year ended October 31, 2010.
/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
December 22, 2010

CIENA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 31,
	2009	2010
ASSETS

Current assets:
Cash and cash equivalents	$485,705	$688,687
Short-term investments	563,183	—
Accounts receivable, net	118,251	343,582
Inventories	88,086	261,619
Prepaid expenses and other	50,537	147,680

Total current assets	1,305,762	1,441,568
Long-term investments	8,031	—
Equipment, furniture and fixtures, net	61,868	120,294
Other intangible assets, net	60,820	426,412
Other long-term assets	67,902	129,819

Total assets	$1,504,383	$2,118,093

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$53,104	$200,617
Accrued liabilities	105,160	193,994
Deferred revenue	40,565	75,334

Total current liabilities	198,829	469,945
Long-term deferred revenue	35,368	29,715
Other long-term obligations	16,348	16,435
Convertible notes payable	798,000	1,442,705

Total liabilities	1,048,545	1,958,800

Commitments and contingencies
Stockholders’ equity:
Preferred stock — par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock — par value $0.01; 290,000,000 shares authorized; 92,038,360 and 94,060,300 shares issued and outstanding	920	941
Additional paid-in capital	5,665,028	5,702,137
Accumulated other comprehensive income	1,223	1,062
Accumulated deficit	(5,211,333)	(5,544,847)

Total stockholders’ equity	455,838	159,293

Total liabilities and stockholders’ equity	$1,504,383	$2,118,093

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended October 31,
	2008	2009	2010
Revenue:
Products	$791,415	$547,522	$1,009,239
Services	111,033	105,107	227,397

Total revenue	902,448	652,629	1,236,636

Cost of goods sold:
Products	371,238	296,170	596,704
Services	80,283	71,629	142,431

Total cost of goods sold	451,521	367,799	739,135

Gross profit	450,927	284,830	497,501

Operating expenses:
Research and development	175,023	190,319	327,626
Selling and marketing	152,018	134,527	193,515
General and administrative	68,639	47,509	102,692
Acquisition and integration costs	—	—	101,379
Amortization of intangible assets	32,264	24,826	99,401
Restructuring costs	1,110	11,207	8,514
Goodwill impairment	—	455,673	—
Change in fair value of contingent consideration	—	—	(13,807)

Total operating expenses	429,054	864,061	819,320

Income (loss) from operations	21,873	(579,231)	(321,819)
Interest and other income, net	36,762	9,487	3,917
Interest expense	(12,927)	(7,406)	(18,619)
Realized loss due to impairment of marketable debt investments	(5,101)	—	—
Loss on cost method investments	—	(5,328)	—
Gain on extinguishment of debt	932	—	4,948

Income (loss) before income taxes	41,539	(582,478)	(331,573)
Provision (benefit) for income taxes	2,645	(1,324)	1,941

Net income (loss)	$38,894	$(581,154)	$(333,514)

Basic net income (loss) per common share	$0.44	$(6.37)	$(3.58)

Diluted net income (loss) per potential common share	$0.42	$(6.37)	$(3.58)

Weighted average basic common shares outstanding	89,146	91,167	93,103

Weighted average dilutive potential common shares outstanding	110,605	91,167	93,103

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

				Accumulated Other		Total
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Paid-in-Capital	Income	Deficit	Equity
Balance at October 31, 2007	86,752,069	$868	$5,519,741	$(1,243)	$(4,669,212)	$850,154

Cummulative effect of adopting FIN 48	—	—	—	—	139	139

Net income	—	—	—	—	38,894	38,894
Changes in unrealized gains on investments, net	—	—	—	(1,479)	—	(1,479)
Translation adjustment	—	—	—	1,447	—	1,447

Comprehensive income	—	—	—	—	—	38,862
Exercise of stock options, net	1,253,350	12	5,764	—	—	5,776
Tax benefit from employee stock option plans	—	—	318			318
Share-based compensation expense	—	—	31,428	—	—	31,428
Issuance of common stock for acquisitions, net of issuance costs	2,465,384	25	72,247	—	—	72,272

Balance at October 31, 2008	90,470,803	905	5,629,498	(1,275)	(4,630,179)	998,949

Net loss	—	—	—	—	(581,154)	(581,154)
Changes in unrealized gains on investments, net	—	—	—	1,404	—	1,404
Translation adjustment	—	—	—	1,094	—	1,094

Comprehensive loss	—	—	—	—	—	(578,656)
Exercise of stock options, net	1,567,557	15	1,092	—	—	1,107
Share-based compensation expense	—	—	34,438	—	—	34,438

Balance at October 31, 2009	92,038,360	920	5,665,028	1,223	(5,211,333)	455,838

Net loss	—	—	—	—	(333,514)	(333,514)
Changes in unrealized loss on investments, net	—	—	—	(458)	—	(458)
Translation adjustment	—	—	—	297	—	297

Comprehensive loss	—	—	—	—	—	(333,675)
Exercise of stock options, net	2,021,940	21	1,549	—	—	1,570
Share-based compensation expense	—	—	35,560	—	—	35,560

Balance at October 31, 2010	94,060,300	$941	$5,702,137	$1,062	$(5,544,847)	$159,293

The accompanying notes are an integral part of these consolidated financial statements

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended October 31,
	2008	2009	2010
Cash flows from operating activities:
Net income (loss)	$38,894	$(581,154)	$(333,514)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on extinguishment of debt	(932)	—	(4,948)
Amortization of premium (discount) on marketable debt securities	(2,878)	(907)	574
Realized loss due to impairment of marketable debt investments	5,101	—	—
Loss on cost method investments	—	5,328	—
Change in fair value of embedded redemption feature	—	—	(2,510)
Change in fair value of contingent consideration	—	—	(13,807)
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	18,599	21,933	42,789
Impairment of goodwill	—	455,673	—
Share-based compensation costs	31,428	34,438	35,560
Amortization of intangible assets	37,956	31,429	127,018
Deferred tax provision	1,640	(883)	700
Provision for inventory excess and obsolescence	18,325	15,719	13,696
Provision for warranty	15,336	19,286	15,353
Other	5,243	2,044	2,296
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(32,471)	20,097	(218,196)
Inventories	3,713	(10,353)	(40,957)
Prepaid expenses and other	1,649	(9,678)	(34,908)
Accounts payable, accruals and other obligations	(31,600)	2,943	180,814
Deferred revenue	7,616	1,506	1,030

Net cash provided by (used in) operating activities	117,619	7,421	(229,010)

Cash flows from investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(29,998)	(24,114)	(51,207)
Restricted cash	1,340	(4,116)	(24,521)
Purchase of available for sale securities	(571,511)	(1,214,218)	(63,591)
Proceeds from maturities of available for sale securities	901,433	645,119	454,141
Proceeds from sales of available for sale securities	—	523,137	179,531
Acquisition of business, net of cash acquired	(210,016)	—	(693,247)

Net cash provided by (used in) investing activities	91,248	(74,192)	(198,894)

Cash flows from financing activities:
Proceeds from issuance of senior convertible notes payable	—	—	725,000
Repayment of senior convertible notes payable	(543,296)	—	(76,065)
Debt issuance costs	—	—	(20,301)
Repayment of indebtedness of acquired business	(12,363)	—	—
Excess tax benefit from employee stock option plans	318	—	—
Proceeds from issuance of common stock and warrants	5,776	1,107	1,570

Net cash provided by (used in) financing activities	(549,565)	1,107	630,204

Effect of exchange rate changes on cash and cash equivalents	(694)	700	682
Net increase (decrease) in cash and cash equivalents	(341,392)	(64,964)	202,982
Cash and cash equivalents at beginning of period	892,061	550,669	485,705

Cash and cash equivalents at end of period	$550,669	$485,705	$688,687

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$15,339	$4,748	$12,248
Cash paid during the period for income taxes, net	$3,120	$584	$1,705
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$2,316	$1,481	$5,259
Value of common stock issued in acquisition	$62,360	$—	$—
Fair value of vested options assumed in acquisition	$9,912	$—	$—
Debt issuance costs in accrued liabilities	$—	$—	$206
The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) CIENA CORPORATION AND SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES
Description of Business
     Ciena Corporation (“Ciena” or the “Company”) is a provider of communications networking equipment, software and services that support the transport, switching, aggregation and management of voice, video and data traffic. Ciena’s Packet-Optical Transport, Packet-Optical Switching and Carrier Ethernet Service Delivery products are used, individually or as part of an integrated solution, in networks operated by communications service providers, cable operators, governments and enterprises around the globe. Ciena is a network specialist targeting the transition of disparate, legacy communications networks to converged, next-generation architectures, better able to handle increased traffic and deliver more efficiently a broader mix of high-bandwidth communications services. Ciena’s products, along with its embedded, network element software and unified service and transport management, enable service providers to efficiently and cost-effectively deliver critical enterprise and consumer-oriented communication services. Ciena’s principal executive offices are located at 1201Winterson Road, Linthicum, Maryland 21090.
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of Ciena and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.
Acquisition of MEN Business (“MEN Acquisition”)
     On March 19, 2010, Ciena completed its acquisition of substantially all of the optical and carrier Ethernet assets of Nortel’s Metro Ethernet Networks Business (the “MEN Business”). Additional details regarding this transaction are set forth in Note 2 below.
Business Combinations
     During fiscal 2010, Ciena adopted the new FASB guidance on business combinations which requires the total purchase price to be allocated to the assets acquired and liabilities assumed based on their estimated fair values. The fair values assigned to the assets acquired and liabilities assumed are based on valuations using management’s best estimates and assumptions. The allocation of the purchase price as reflected in the consolidated financial statements is based on the best information available to management at the time the consolidated financial statements are issued. During the measurement period, not to exceed one year, Ciena is required to retrospectively adjust the initial measurement allocation if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. Ciena’s measurement period ended October 31, 2010 as related to the MEN Acquisition.
Fiscal Year
     Ciena has a 52 or 53 week fiscal year, which ends on the Saturday nearest to the last day of October in each year (November 1, 2008, October 31, 2009 and October 30, 2010 for the periods reported). For purposes of financial statement presentation, each fiscal year is described as having ended on October 31.
Use of Estimates
     The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for purchase accounting, bad debts, valuation of inventories and investments, recoverability of intangible assets, other long-lived assets and goodwill, income taxes, warranty obligations, restructuring liabilities, derivatives, contingencies and litigation. Ciena bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results may differ materially from management’s estimates.
Cash and Cash Equivalents
     Ciena considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Restricted cash collateralizing letters of credit are included in other current assets and other long-term assets depending upon the duration of the restriction.

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
Long-lived Assets
     Ciena’s long-lived assets include: equipment, furniture and fixtures; intangible assets; and maintenance spares. Ciena tests long-lived assets for impairment whenever triggering events or changes in circumstances indicate that the assets’ carrying amount is not recoverable from its undiscounted cash flows. An impairment loss is measured as the amount by which the carrying amount of the asset or asset group exceeds its fair value. Ciena’s long-lived assets are assigned to asset groups which represent the lowest level for which cash flows can be identified.
     Equipment, Furniture and Fixtures
     Equipment, furniture and fixtures are recorded at cost. Depreciation and amortization are computed using the straight-line method over useful lives of two years to five years for equipment, furniture and fixtures and the shorter of useful life or lease term for leasehold improvements.
     Qualifying internal use software and website development costs incurred during the application development stage that consist primarily of outside services and purchased software license costs, are capitalized and amortized straight-line over the estimated useful lives of two years to five years.
     Intangible Assets
     Ciena has recorded finite-lived intangible assets as a result of several acquisitions. Finite-lived intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected economic lives of the respective assets, from nine months to seven years, which approximates the use of intangible assets.

     Maintenance Spares
     Maintenance spares are recorded at cost. Spares usage cost is expensed ratably over four years.
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
     Historically, a large percentage of Ciena’s revenue has been the result of sales to a small number of communications service providers. Consolidation among Ciena’s customers has increased this concentration. Consequently, Ciena’s accounts receivable are concentrated among these customers. See Notes 8 and 20 below.
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
     During the first quarter of fiscal 2010, Ciena recorded an adjustment to reduce its warranty liability and cost of goods sold by $3.3 million, to correct an overstatement of warranty expenses related to prior periods. The adjustment related to an error in the methodology of computing the annual failure rate used to calculate the warranty accrual. There was no tax impact as a result of this adjustment. Ciena believes this adjustment is not material to its financial statements for prior annual or interim periods, or the annual results for fiscal 2010.
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
Share-Based Compensation Expense
     Ciena measures and recognizes compensation expense for share-based awards based on estimated fair values on the date of grant. Ciena estimates the fair value of each option-based award on the date of grant using the Black-Scholes option-pricing model. This model is affected by Ciena’s stock price as well as estimates regarding a number of variables including expected stock price volatility over the expected term of the award and projected employee stock option exercise behaviors. Ciena estimates the fair value of each share-based award based on the fair value of the underlying common stock on the date of grant. In each case, Ciena only recognizes expense to its consolidated statement of operations for those options or shares that are expected ultimately to vest. Ciena uses two attribution methods to record expense, the straight-line method for grants with service-based vesting and the graded-vesting method, which considers each performance period or tranche separately, for all other awards. See Note 19 below.
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

     In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. In addition, tax authorities periodically audit Ciena’s income tax returns. These audits examine significant tax filing positions, including the timing and amounts of deductions and the allocation of income tax expenses among tax jurisdictions. Ciena is currently under audit in India for 2007. Management does not expect the outcome of this audit to have a material adverse effect on the Company’s consolidated financial position, result of operations or cash flows. Ciena’s major tax jurisdictions and the earliest open tax years are as follows: United States (2007), United Kingdom (2004), Canada (2005) and India (2007). However, limited adjustments can be made to Federal tax returns in earlier years in order to reduce net operating loss carryforwards.
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

Restructuring
     From time to time, Ciena takes actions to align its workforce, facilities and operating costs with perceived market opportunities and business conditions. Ciena implements these restructuring plans and incurs the associated liability concurrently. Generally accepted accounting principles require that a liability for the cost associated with an exit or disposal activity be recognized in the period in which the liability is incurred, except for one-time employee termination benefits related to a service period of more than 60 days, which are accrued over the service period. See Note 3 below.
Foreign Currency
     Some of Ciena’s foreign branch offices and subsidiaries use the U.S. dollar as their functional currency, because Ciena, as the U.S. parent entity, exclusively funds the operations of these branch offices and subsidiaries. For those subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date, and the statement of operations is translated at a monthly average rate. Resulting translation adjustments are recorded directly to a separate component of stockholders’ equity. Where the monetary assets and liabilities are transacted in a currency other than the entity’s functional currency, re-measurement adjustments are recorded in other income. The net gain (loss) on foreign currency re-measurement and exchange rate changes is immaterial for separate financial statement presentation.
Derivatives
     Ciena’s 4.0% convertible senior notes include a redemption feature that is accounted for as a separate embedded derivative. The embedded redemption feature is recorded at fair value on a recurring basis and these changes are included in interest and other income, net on the Consolidated Statement of Operations.
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
Software Development Costs
     Ciena develops software for sale to its customers. Generally accepted accounting principles require the capitalization of certain software development costs that are incurred subsequent to the date technological feasibility is established and prior to the date the product is generally available for sale. The capitalized cost is then amortized straight-line over the estimated life of the product. Ciena defines technological feasibility as being attained at the time a working model is completed. To date, the period between Ciena achieving technological feasibility and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, Ciena has not capitalized any software development costs.
Segment Reporting
     Effective upon the March 19, 2010 completion of the acquisition of the MEN Business, Ciena reorganized its internal organizational structure and the management of its business. Ciena’s chief operating decision maker, its chief executive officer, evaluates performance and allocates resources based on multiple factors, including segment profit (loss) information for the following product categories: (i) Packet-Optical Transport; (ii) Packet-Optical Switching; (iii) Carrier Ethernet Service Delivery; and (iv) Software and Services. Operating segments are defined as components of an enterprise: that engage in business activities which may earn revenue and incur expense; for which discrete financial information is available; and for which such information is evaluated regularly by the chief operating decision maker for purposes of allocating resources and assessing performance. Ciena considers the four product categories above to be its operating segments for reporting purposes. See Note 20.

Newly Issued Accounting Standards
     In October 2009, the Financial Accounting Standards Board, (FASB) amended the accounting standards for revenue recognition with multiple deliverables. The amended guidance allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor-specific objective evidence or third-party evidence is unavailable. Additionally, it eliminates the residual method of revenue recognition in accounting for multiple deliverable arrangements. The guidance is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. Ciena will adopt this standard prospectively during its first quarter of fiscal 2011. As a result, Ciena will disclose comparative revenue, for fiscal 2010, as if adoption had occurred on the first day of fiscal 2010. Ciena is currently evaluating the impact this new guidance could have on its financial condition, results of operations and cash flows.
     In October 2009, the FASB amended the accounting standards for revenue arrangements with software elements. The amended guidance modifies the scope of the software revenue recognition guidance to exclude tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality. The pronouncement is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. This guidance must be adopted in the same period an entity adopts the amended revenue arrangements with multiple deliverables guidance described above. Ciena will adopt this standard prospectively during its first quarter of fiscal 2011. As a result, Ciena will disclose comparative revenue, for fiscal 2010, as if adoption had occurred on the first day of fiscal 2010. Ciena is currently evaluating the impact this new guidance could have on its financial condition, results of operations and cash flows.
(2) BUSINESS COMBINATIONS
Acquisition of MEN Business
     On March 19, 2010, Ciena completed its acquisition of the MEN Business. On March 19, 2010, Ciena completed its acquisition of the MEN Business. Ciena acquired the MEN Business in an effort to strengthen its position as a technology leader in next-generation, converged optical Ethernet networking, accelerate the execution of its corporate and research and development strategies and enable Ciena to better compete with larger equipment vendors. The acquisition expands Ciena’s geographic reach, customer relationships, and portfolio of network solutions.
     In accordance with the agreements for the acquisition, the $773.8 million aggregate purchase price was subsequently adjusted downward by $80.6 million based upon the amount of net working capital transferred to Ciena at closing. See Note 15 below for information related to Ciena’s election to pay the entire aggregate purchase price in cash. As a result, Ciena paid $693.2 million in cash for the purchase of the MEN Business.
     In connection with the acquisition, Ciena entered into an agreement with Nortel to lease the “Lab 10” building on Nortel’s Carling Campus in Ottawa, Canada (the “Carling lease”) for a term of ten years. The lease agreement contained a provision that allowed Nortel to reduce the term of the lease, and in exchange, Ciena could receive a payment of up to $33.5 million. This amount was placed into escrow by Nortel in accordance with the acquisition agreements. The fair value of this contingent refund right of $16.4 million was recorded as a reduction to the consideration paid, resulting in a purchase price of $676.8 million.
     On October 19, 2010, Nortel issued a public announcement that it had entered into a sale agreement of its Carling campus with Publics Works and Government Services Canada (PWGSC). According to the announcement, the sale, targeted to close at the end of the calendar year 2010, is subject to customary closing conditions as well as approval of certain governmental authorities and of the Ontario Superior Court of Justice. With respect to the Carling lease, Nortel has been directed by PWGSC to exercise, on closing, its early termination rights under the Carling lease, shortening the lease term from ten years to five years. Pursuant to the lease, this will result in the refund to Ciena of $33.5 million from the escrowed cash consideration paid. As a result of this change in circumstances and expected outcome probability, during the fourth quarter of fiscal 2010 Ciena recorded an unrealized gain of $13.8.million resulting in a fair value of $30.2 million for the contingent consideration right. See Note 23 to the Consolidated Financial Statements in Item 8 of Part II of this annual report.
     Given the structure of the transaction as an asset carve-out from Nortel, this transaction has resulted in a costly and complex integration. As of October 31, 2010, Ciena has incurred $101.4 million in transaction, consulting and third party service fees, $8.5 million in severance expense, and an additional $12.4 million, primarily related to purchases of capitalized information technology equipment. In addition to the estimated costs above, Ciena has also incurred significant transition services expense as it relies upon an affiliate of Nortel to perform certain critical operational and business support functions during an interim integration period. Ciena can utilize certain of these support services for a period of up to 24 months following the acquisition of the MEN Business, 12 months in Europe, Middle East and Africa, (EMEA). The cost of these transition services is estimated to be up to approximately $94 million annually. The actual expense will depend upon the scope of the services that Ciena utilizes and the time within which Ciena is able to complete the planned transfer of these services to internal resources or other third party providers.

     The following table summarizes the final allocation related to the MEN Business based on the estimated fair value of the acquired assets and assumed liabilities (in thousands):

Final
Allocation
Unbilled receivables	$7,136
Inventories	146,272
Prepaid expenses and other	32,517
Other long-term assets	21,924
Equipment, furniture and fixtures	41,213
Developed technology	218,774
In-process research and development	11,000
Customer relationships, outstanding purchase orders and contracts	260,592
Trade name	2,000
Deferred revenue	(28,086)
Accrued liabilities	(33,845)
Other long-term obligations	(2,644)

Total purchase price allocation	$676,853

     Adjustments to the preliminary purchase price allocation have been made to reflect revised estimates of the fair values of the assets acquired and liabilities assumed at March 19, 2010. These adjustments resulted in a net decrease to goodwill of $40.0 million through October 31, 2010, the end of the measurement period. The most significant adjustments were associated with increases in valuations of inventories of $32.1 million and deferred revenue of $9.3 million. The valuations of inventories and deferred revenue primarily related to in-transit shipments of orders that existed at the acquisition date. Providing for these adjustments in previous periods would have had an immaterial impact on the reported operating results for the quarterly periods ended April 30, 2010 and July 31, 2010.
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
     Developed technology represents purchased technology that had reached technological feasibility and for which development had been completed as of the date of the acquisition. Developed technology will be amortized on a straight line basis over its estimated useful lives of two to seven years.
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
     Customer relationships, outstanding purchase orders and contracts represent agreements with existing customers of the MEN Business. These intangible assets are expected to have estimated useful lives of nine months to seven years, with the exception of $14.2 million related to a contract asset for acquired in-process projects, to be billed by Ciena and recognized as a reduction in revenue. As of October 31, 2010, Ciena has billed $10.2 million of these contract assets. The remaining $4.0 million will be billed during the first half of fiscal 2011. Trade name represents acquired product trade names that are expected to have a useful life of nine months.
     Deferred revenue represents obligations assumed by Ciena to provide maintenance support services for which payment for such services was already made to Nortel.

     Accrued liabilities represent assumed warranty obligations, other customer contract obligations, and certain employee benefit plans. Other long-term obligations represent uncertain tax contingencies.
     The following unaudited pro forma financial information summarizes the results of operations for the periods indicated as if Ciena’s acquisition of the MEN Business had been completed as of the beginning of each of the periods presented. Revenue specific to the MEN Business since the March 19, 2010 acquisition date was $530.9 million. As Ciena has begun to integrate the combined operations, eliminating overlapping processes and expenses and integrating its products and sales efforts with those of the acquired MEN Business, it is impractical to determine the earnings specific to the MEN Business since the acquisition date.
     These pro forma amounts (in thousands) do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future.

	Fiscal Year
	2009	2010
Pro forma revenue	$1,704,037	$1,592,911

Pro forma net loss	$(1,008,894)	$(536,253)

Acquisition of World Wide Packets
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

     Under purchase accounting rules, Ciena valued the acquired finished goods inventory to fair value, which is defined as the estimated selling price less the sum of (a) costs of disposal, and (b) a reasonable profit allowance for Ciena’s selling effort. This valuation resulted in an increase in inventory carrying value of approximately $5.3 million for marketable inventory, slightly offset by a decrease of $0.7 million for unmarketable inventory.
     Developed technology represents purchased technology that had reached technological feasibility and for which World Wide Packets had substantially completed development as of the date of acquisition. Fair value was determined using future discounted cash flows related to the projected income stream of the developed technology for a discrete projection period. Cash flows were discounted to their present value as of the closing date. Developed technology is amortized on a straight line basis over its estimated useful lives of 4 years to 6 years.
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

Year Ended
October 31,
2008
Pro forma revenue	$909,098

Pro forma net income	$22,179

(3) RESTRUCTURING COSTS
     In April 2010, Ciena committed to certain restructuring actions and subsequently effected a headcount reduction principally affecting Ciena’s global product group and global field organization outside of the EMEA region. In May 2010, following the end of its fiscal second quarter, Ciena informed employees of its proposal to reorganize and restructure portions of Ciena’s business and operations in the EMEA region, including a headcount reduction principally affecting employees in Ciena’s global field and supply chain organizations.

     The following table displays the activity and balances of the historical restructuring liability accounts for the fiscal years indicated (in thousands):

			Consolidation
	Workforce		of excess
	reduction		facilities		Total
Balance at October 31, 2007	$—		$4,688		$4,688
Additional liability recorded	1,057	(a)	53	(a)	1,110
Cash payments	(75)		(1,498)		(1,573)

Balance at October 31, 2008	982		3,243		4,225
Additional liability recorded	4,117	(b)	3,419	(b)	7,536
Adjustment to previous estimates	—		3,670	(b)	3,670
Cash payments	(4,929)		(897)		(5,826)

Balance at October 31, 2009	170		9,435		9,605
Additional liability recorded	9,256	(c)	—	(c)	9,256
Adjustment to previous estimates	—		(742	) (c)	(742)
Cash payments	(7,850)		(2,301)		(10,151)

Balance at October 31, 2010	$1,576		$6,392		$7,968

Current restructuring liabilities	$1,576		$1,208		$2,784

Non-current restructuring liabilities	$—		$5,184		$5,184

(a)	During fiscal 2008, Ciena recorded a charge of $1.0 million related to a workforce reduction of 56 employees and a charge of approximately $0.1 million related to the closure of a facility located in San Antonio, Texas.

(b)	During fiscal 2009, Ciena recorded a charge of $4.1 million of severance and other employee-related costs associated with a workforce reduction of 200 employees, $3.4 million related to the Acton, MA facility closure and $3.7 million related to previously restructured facilities.

(c)	During fiscal 2010, Ciena recorded a charge of $2.1 million related to a workforce reduction of approximately 70 employees, principally affecting Ciena’s global product group and global field organization outside of the EMEA region and $7.1 million related to a workforce reduction of 82 employees associated with the restructuring activities in the EMEA region described above and an adjustment of $0.7 million associated with previously restructured facilities.
(4) GOODWILL
     As of October 31, 2009 and 2010, Ciena did not have any goodwill on its Consolidated Balance Sheets.
Impairment loss — fiscal 2009
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
     Ciena performed assessments of the fair value of its single reporting unit as of September 27, 2008. Ciena compared its fair value on each assessment date to its carrying value, including goodwill, and determined that the carrying value, including goodwill, did not exceed fair value. Because the carrying amount was less than its fair value, no impairment loss was recorded.
(5) LONG-LIVED ASSET IMPAIRMENTS
     Due to the reorganization described in Note 1 above, Ciena performed an impairment analysis of its long-lived assets during the second quarter of fiscal 2010. Based on Ciena’s estimate of future, undiscounted cash flows by asset group, no impairment was required.
     Due to effects of difficult macroeconomic conditions on Ciena’s business, including lengthening sales cycles and slowing deployments resulting in lower demand, Ciena performed an impairment analysis of its long-lived assets during the fourth quarter of fiscal 2008 and the second quarter of fiscal 2009. Based on Ciena’s estimate of future, undiscounted cash flows by asset group as of October 31, 2008 and April 30, 2009, respectively, no impairment was required.

(6) MARKETABLE DEBT SECURITIES
     As of October 31, 2010, Ciena had no investments in marketable debt securities. As of October 31, 2009, short-term and long-term investments in marketable debt securities are comprised of the following (in thousands):

	October 31, 2009
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
US government obligations	$570,505	$460	$2	$570,963
Publicly traded equity securities	251	—	—	251

	$570,756	$460	$2	$571,214

Included in short-term investments	562,781	404	2	563,183
Included in long-term investments	7,975	56	—	8,031

	$570,756	$460	$2	$571,214

     Gross unrealized losses related to marketable debt investments, included in short-term investments at October 31, 2009, were immaterial. During fiscal 2008, Ciena recognized losses of $5.1 million related to two structured investment vehicles (SIVs) that entered into receivership during the fourth quarter of fiscal 2007 and failed to make payment at maturity.
(7) FAIR VALUE MEASUREMENTS
     As of the dates indicated, the following table summarizes the fair value of assets that are recorded at fair value on a recurring basis (in thousands):

	October 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Embedded redemption feature	$—	$—	$4,220	$4,220
Contingent consideration	—	—	30,195	30,195

Total assets measured at fair value	$—	$—	$34,415	$34,415

	October 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
US government obligations	$—	$570,963	$—	$570,963
Publicly traded equity securities	251	—	—	251

Total assets measured at fair value	$251	$570,963	$—	$571,214

     As of the dates indicated, the assets and liabilities above were presented on Ciena’s Consolidated Balance Sheet as follows (in thousands):

	October 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Prepaid expenses and other	$—	$—	$30,195	$30,195
Other long-term assets	—	—	4,220	4,220

Total assets measured at fair value	$—	$—	$34,415	$34,415

	October 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$251	$562,932	$—	$563,183
Long-term investments	—	8,031	—	8,031

Total assets measured at fair value	$251	$570,963	$—	$571,214

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

     Ciena’s Level 3 assets included in prepaid expenses and other reflect its contingent right to receive a refund of up to $33.5 million in aggregate purchase price paid in the MEN Acquisition. The fair value was based on the weighted average probabilities of expected cash flows discounted to its present value. Ciena’s Level 3 assets included in other long-term assets reflect the embedded redemption feature contained within Ciena’s 4.0% convertible senior notes. See Note 15 below. The embedded redemption feature is bifurcated from Ciena’s 4.0% convertible senior notes using the “with-and-without” approach. As such, the total value of the embedded redemption feature is calculated as the difference between the value of the 4.0% convertible senior notes (the “Hybrid Instrument”) and the value of an identical instrument without the embedded redemption feature (the “Host Instrument”). Both the Host Instrument and the Hybrid Instrument are valued using a modified binomial model. The modified binomial model utilizes a risk free interest rate, an implied volatility of Ciena’s stock, the recovery rates of bonds and the implied default intensity of the 4.0% convertible senior notes.
     As of the dates indicated, the following table sets forth, in thousands, the reconciliation of changes in Level 3 assets recorded at fair value:

Level 3
Balance at October 31, 2009	$—
Initial recognition	18,104
Changes in unrealized gain	16,311
Transfers into Level 3	—
Transfers out of Level 3	—

Balance at October 31, 2010	$34,415

     During fiscal 2009, due to certain triggering events, Ciena recorded a non-cash loss on cost method investments of $5.3 million. Ciena utilized both Level 2 and Level 3 inputs in its fair value measurements for these investments.
(8) ACCOUNTS RECEIVABLE
     As of October 31, 2010, no customers accounted for 10.0% of net trade accounts receivable. As of October 31, 2009, one customer accounted for 10.7% of net trade accounts receivable. Ciena’s allowance for doubtful accounts as of October 31, 2008, 2009 and 2010 was $0.1 million and Ciena has not historically experienced a significant amount of bad debt expense.
     The following table summarizes the activity in Ciena’s allowance for doubtful accounts for the fiscal years indicated (in thousands):

		Net
Year ended	Balance at beginning	Provisions		Balance at end of
October 31,	of period	(Recovery)	Deductions	period
2008	$132	$157	$165	$124
2009	$124	$93	$101	$116
2010	$116	$1	$—	$117
(9) INVENTORIES
     As of the dates indicated, inventories are comprised of the following (in thousands):

	October 31,
	2009	2010
Raw materials	$19,694	$30,569
Work-in-process	1,480	6,993
Finished goods	61,026	177,994
Deferred cost of goods sold	29,888	76,830

	112,088	292,386
Provision for excess and obsolescence	(24,002)	(30,767)

	$88,086	$261,619

     Ciena writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During fiscal 2008, fiscal 2009 and fiscal 2010, Ciena recorded provisions for inventory reserves of $18.3 million, $15.7 million and $13.7 million, respectively, primarily related to changes in forecasted sales for certain products. Deductions from the reserve for excess and obsolete inventory relate to disposal activities.
     The following table summarizes the activity in Ciena’s reserve for excess and obsolete inventory for the fiscal years indicated (in thousands):

	Balance at
Year ended	beginning of			Balance at
October 31,	period	Provisions	Disposals	end of period
2008	$26,170	$18,325	$21,238	$23,257
2009	$23,257	$15,719	$14,974	$24,002
2010	$24,002	$13,696	$6,931	$30,767
(10) PREPAID EXPENSES AND OTHER
     As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	October 31,
	2009	2010
Prepaid VAT and other taxes	$14,527	$46,352
Deferred deployment expense	4,242	6,918
Product demonstration equipment, net	—	29,449
Prepaid expenses	8,869	15,087
Capitalized acquisition costs	12,473	—
Restricted cash	7,477	12,994
Contingent consideration	—	30,195
Other non-trade receivables	2,949	6,685

	$50,537	$147,680

     Prepaid expenses and other as of October 31, 2010 includes $29.4 million related to product demonstration equipment, net. Depreciation of product demonstration equipment was $4.2 million for fiscal 2010. Capitalized acquisition costs at October 31, 2009 include direct costs related to Ciena’s then pending acquisition of the MEN Business. In the first quarter of fiscal 2010, Ciena adopted newly issued accounting guidance related to business combinations, which required the full amount of these capitalized acquisition costs to be expensed in the Consolidated Statement of Operations.
(11) EQUIPMENT, FURNITURE AND FIXTURES
     As of the dates indicated, equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,
	2009	2010
Equipment, furniture and fixtures	$293,093	$360,908
Leasehold improvements	45,761	49,595

	338,854	410,503
Accumulated depreciation and amortization	(276,986)	(290,209)

	$61,868	$120,294

     During fiscal 2008, fiscal 2009 and fiscal 2010, Ciena recorded depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements of $18.6 million, $21.9 million and $38.5 million, respectively.

(12) OTHER INTANGIBLE ASSETS
     As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	October 31,
	2009			2010
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangible	Amortization	Intangible	Intangible	Amortization	Intangible
Developed technology	$185,833	$(147,504)	$38,329	$417,833	$(186,129)	$231,704
Patents and licenses	47,370	(42,811)	4,559	45,388	(45,167)	221
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	60,981	(43,049)	17,932	323,573	(129,086)	194,487

Total other intangible assets	$294,184	$(233,364)	$60,820	$786,794	$(360,382)	$426,412

     The aggregate amortization expense of other intangible assets was $38.0 million, $31.4 million and $127.0 million for fiscal 2008, fiscal 2009 and fiscal 2010, respectively. Expected future amortization of other intangible assets for the fiscal years indicated is as follows (in thousands):

Year ended October 31,
2011	$96,669
2012	73,564
2013	71,145
2014	56,987
2015	52,714
Thereafter	75,333

$426,412

(13) OTHER BALANCE SHEET DETAILS
     As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	October 31,
	2009	2010
Maintenance spares inventory, net	$31,994	$53,654
Deferred debt issuance costs, net	12,832	28,853
Embedded redemption feature	—	4,220
Restricted cash	18,792	37,796
Other	4,284	5,296

	$67,902	$129,819

     Deferred debt issuance costs are amortized using the straight line method which approximates the effect of the effective interest rate method through the maturity of the related debt. Amortization of deferred debt issuance costs, which is included in interest expense, was $2.9 million, $2.3 million and $3.8 million for fiscal 2008, fiscal 2009 and fiscal 2010, respectively.
     As of the dates indicated, accrued liabilities are comprised of the following (in thousands):

	October 31,
	2009	2010
Warranty	$40,196	$54,372
Compensation, payroll related tax and benefits	20,025	39,391
Vacation	11,508	20,412
Current restructuring liabilities	1,811	2,784
Interest payable	2,045	4,345
Other	29,575	72,690

	$105,160	$193,994

     The following table summarizes the activity in Ciena’s accrued warranty for the fiscal years indicated (in thousands):

Year ended	Beginning				Balance at end
October 31,	Balance	Acquired	Provisions	Settlements	of period
2008	$33,580	$—	$15,336	$11,658	$37,258
2009	$37,258	$—	$19,286	$16,348	$40,196
2010	$40,196	$24,041	$15,353	$25,218	$54,372

     As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	October 31,
	2009	2010
Products	$11,998	$31,187
Services	63,935	73,862

	75,933	105,049
Less current portion	(40,565)	(75,334)

Long-term deferred revenue	$35,368	$29,715

(14) FOREIGN CURRENCY FORWARD CONTRACTS
     Ciena has previously used, and may in the future use, foreign currency forward contracts to reduce variability in non-U.S. dollar denominated expected cash flows. As of October 31, 2009 and 2010, there were no foreign currency forward contracts outstanding and Ciena did not enter into any foreign currency forward contracts during fiscal 2010. During fiscal 2009, Ciena entered into such foreign currency forward contracts and these derivatives were designated as cash flow hedges. No portion of the hedging instruments was considered ineffective. Gains and losses from these foreign currency forward contracts were immaterial during fiscal 2009.
(15) CONVERTIBLE NOTES PAYABLE
Payment at Maturity of Convertible Notes Payable
     3.75% Convertible Notes, due February 1, 2008
     During fiscal 2008, Ciena paid at maturity the remaining $542.3 million in aggregate principal amount on its 3.75% convertible notes. All of the notes were retired without conversion into common stock.
Outstanding Convertible Notes Payable
     Ciena has four issuances of convertible notes payable outstanding. The notes are senior unsecured obligations of Ciena and rank equally with all of Ciena’s other existing and future senior unsecured debt. The indentures governing Ciena’s notes provide for customary events of default which include (subject in certain cases to customary grace and cure periods), among others, the following: nonpayment of principal or interest; breach of covenants or other agreements in the indenture; defaults in failure to pay certain other indebtedness; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the notes may declare the principal of, accrued interest on, and premium, if any, on all the notes immediately due and payable. Under the indentures, if Ciena undergoes a “fundamental change” (as that term is defined in the indenture governing the notes to include certain change in control transactions), holders of notes will have the right, subject to certain exemptions, to require Ciena to purchase for cash any or all of their notes at a price equal to the principal amount, plus accrued and unpaid interest. If the holder elects to convert his or her notes in connection with a specified fundamental change, in certain circumstances, Ciena will be required to increase the applicable conversion rate, depending on the price paid per share for Ciena common stock and the effective date of the fundamental change transaction.
     0.25% Convertible Senior Notes due May 1, 2013
     On April 10, 2006, Ciena completed a public offering of 0.25% convertible senior notes due May 1, 2013, in aggregate principal amount of $300.0 million. Interest is payable on May 1 and November 1 of each year.
     During the fourth quarter of fiscal 2008, Ciena repurchased $2.0 million in principal amount of its outstanding 0.25% convertible senior notes in an open market transaction. Ciena used $1.0 million of cash to effect these repurchases during the quarter, which resulted in a gain of approximately $0.9 million. During the fourth quarter of fiscal 2010, Ciena repurchased $81.8 million in aggregate principal amount of its outstanding 0.25% convertible senior notes in privately negotiated transactions, which resulted in a gain of approximately $4.9 million. As of October 31, 2010, the outstanding principal on these notes was $216.2 million.
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

     Ciena used approximately $28.5 million of the net proceeds of this offering to purchase a call spread option on its common stock that is intended to limit exposure to potential dilution from the conversion of the notes. See Note 17 below for a description of this call spread option.
     4.0% Convertible Senior Notes, due March 15, 2015
     On March 15, 2010, Ciena completed a private placement of 4.0% convertible senior notes due March 15, 2015, in aggregate principal amount of $375.0 million. Interest is payable on the notes on March 15 and September 15 of each year, beginning on September 15, 2010.
     At the election of the holder, the notes may be converted prior to maturity into shares of Ciena common stock at the initial conversion rate of 49.0557 shares per $1,000 in principal amount, which is equivalent to an initial conversion price of approximately $20.38 per share. The notes may be redeemed by Ciena on or after March 15, 2013 if the closing sale price of Ciena’s common stock for at least 20 trading days in any 30 consecutive trading day period ending on the date one day prior to the date of the notice of redemption exceeds 150% of the conversion price. Ciena may redeem the notes in whole or in part, at a redemption price in cash equal to the principal amount to be redeemed, plus accrued and unpaid interest, including any additional interest to, but excluding, the redemption date, plus a make-whole premium payment. The “make whole premium” payment will be made in cash and equal the present value of the remaining interest payments, to maturity, computed using a discount rate equal to 2.75%. The make-whole premium is paid to holders whether or not they convert the notes following Ciena’s issuance of a redemption notice. For accounting purposes, this redemption feature is an embedded derivative that is not clearly and closely related to the notes. Consequently, it was initially bifurcated from the indenture and separately recorded at its fair value as an asset with subsequent changes in fair value recorded through earnings. As of October 31, 2010, the fair value of the embedded redemption feature was $4.2 million and is included in other long-term assets on the Consolidated Balance Sheet. Since inception on March 15, 2010, the changes in fair value of the embedded redemption feature in the amount of $2.5 million were reflected as interest and other income (loss), net on the Consolidated Statement of Operations.
     The net proceeds from the offering of the notes were $364.3 million after deducting the placement agents’ fees and other fees and expenses. Ciena used $243.8 million of this amount to fund its payment election to replace its contractual obligation to issue convertible notes to Nortel as part of the aggregate purchase price for the acquisition of the MEN Business. The remaining proceeds were used to reduce the cash on hand required to fund the aggregate purchase price of the MEN Business. See Note 2 above.
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
     Ciena used approximately $42.5 million of the net proceeds of this offering to purchase a call spread option on its common stock that is intended to limit exposure to potential dilution from conversion of the notes. See Note 17 below for a description of this call spread option.
     3.75% Convertible Senior Notes, due October 15, 2018
     On October 18, 2010, Ciena completed a private placement of 3.75% convertible senior notes due October 15, 2018, in aggregate principal amount of $350.0 million. Interest is payable on the notes on April 15 and October 15 of each year, beginning on April 15, 2011.
     At the election of the holder, the notes may be converted prior to maturity into shares of Ciena common stock at the initial conversion rate of 49.5872 shares per $1,000 in principal amount, which is equivalent to an initial conversion price of approximately $20.17 per share.
     The net proceeds from the offering were approximately $340.4 million after deducting the placement agents’ fees and other fees and expenses. Ciena used $76.1 million of the net proceeds to effect the repurchase of its 0.25% convertible senior notes due 2013 described above.

     The following table sets forth, in thousands, the carrying value and the estimated current fair value of Ciena’s outstanding convertible notes:

	October 31, 2010
Description	Carrying Value	Fair Value
0.25% Convertible Senior Notes due May 1, 2013	$216,210	$197,300
4.0% Convertible Senior Notes, due March 15, 2015 (1)	376,495	371,260
0.875% Convertible Senior Notes due June 15, 2017	500,000	366,700
3.75% Convertible Senior Notes, due October 15, 2018	350,000	339,500

	$1,442,705	$1,274,760

(1)	Includes unamortized bond premium related to embedded redemption feature
     Except for the 4.0% convertible senior notes, the fair value reported above is based on the quoted market price for the notes on the date above. Due to the lack of trading activity, the fair value of the 4.0% convertible senior notes is based on a modified binomial model as described above.
(16) EARNINGS PER SHARE CALCULATION
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
     Diluted EPS for fiscal 2010 reflects only a portion of the shares underlying the 4.0% and 3.75% senior convertible notes because they were issued on March 15, 2010 and October 15, 2010, respectively.
Numerator

	Year Ended October 31,
	2008	2009	2010
Net income (loss)	$38,894	$(581,154)	$(333,514)
Add: Interest expense for 0.25% Convertible Senior Notes due 2013	1,874	—	—
Add: Interest expense for 0.875% Convertible Senior Notes due 2017	5,510	—	—

Net income (loss) used to calculate Diluted EPS	$46,278	$(581,154)	$(333,514)

Denominator

	Year Ended October 31,
	2008	2009	2010
Basic weighted average shares outstanding	89,146	91,167	93,103
Add: Shares underlying outstanding stock options, employees stock purchase plan options, warrants and restricted stock units	761	—	—
Add: Shares underlying 0.25% Convertible Senior Notes due 2013	7,590	—	—
Add: Shares underlying 0.875% Convertible Senior Notes due 2017	13,108	—	—

Dilutive weighted average shares outstanding	110,605	91,167	93,103

EPS

	Year Ended October 31,
	2008	2009	2010
Basic EPS	$0.44	$(6.37)	$(3.58)

Diluted EPS	$0.42	$(6.37)	$(3.58)

Explanation of Shares Excluded due to Anti-Dilutive Effect
     The weighted average number of certain shares underlying outstanding stock options, employee stock purchase plan options, restricted stock units and warrants in the table below are considered anti-dilutive because the exercise price of these awards is greater than the average closing price per share on the NASDAQ Stock Market during this period. In addition, the weighted average number of shares underlying Ciena’s outstanding convertible senior notes, are considered anti-dilutive because the related interest expense on a per common share “if converted” basis exceeds Basic EPS for the period.

     The following table summarizes the weighted average shares excluded from the calculation of the denominator for Basic and Diluted EPS due to their anti-dilutive effect for the fiscal years indicated (in thousands):
Weighted average shares excluded from EPS Denominator due to anti-dilutive effect

	Year Ended October 31,
	2008	2009	2010
Shares underlying stock options, restricted stock units and warrants	5,311	8,302	7,397
3.75% Convertible Senior Notes due 2008	182	—	—
0.25% Convertible Senior Notes due 2013	—	7,539	7,454
0.875% Convertible Senior Notes due 2017	—	13,108	13,108
4.0% Convertible Senior Notes due 2015	—	—	11,605
3.75% Convertible Senior Notes due 2018	—	—	717

Total excluded due to anti-dilutive effect	5,493	28,949	40,281

(17) STOCKHOLDERS’ EQUITY
Call Spread Option
     Ciena holds two call spread options on its common stock relating to the shares issuable upon conversion of two issues of convertible notes. These call spread options are designed to mitigate exposure to potential dilution from the conversion of these notes. Ciena purchased a call spread option relating to the 0.25% convertible senior notes due May 1, 2013 for $28.5 million during the second quarter of fiscal 2006. Ciena purchased a call spread option relating to the 0.875% convertible senior notes due June 15, 2017 for $42.5 million during the third quarter of fiscal 2007. In each case, the call spread options were purchased at the time of the notes offering from an affiliate of the underwriter. The cost of each call spread option was recorded as a reduction in paid-in capital.
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

(18) INCOME TAXES
     For the periods indicated, the provision (benefit) for income taxes consists of the following (in thousands):

	October 31,
	2008	2009	2010
Provision (benefit) for income taxes:
Current:
Federal	$(712)	$(3,488)	$(918)
State	209	122	223
Foreign	1,508	2,925	1,936

Total current	1,005	(441)	1,241

Deferred:
Federal	1,640	(860)	700
State	—	(23)	—
Foreign	—	—	—

Total deferred	1,640	(883)	700

Provision (benefit) for income taxes	$2,645	$(1,324)	$1,941

     For the periods indicated, income (loss) before provision (benefit) for income taxes consists of the following (in thousands):

	October 31,
	2008	2009	2010
United States	$32,868	$(591,637)	$(317,899)
Foreign	8,671	9,159	(13,674)

Total	$41,539	$(582,478)	$(331,573)

     For the periods indicated, the tax provision (benefit) reconciles to the amount computed by multiplying income or loss before income taxes by the U.S. federal statutory rate of 35% as follows:

	October 31,
	2008	2009	2010
Provision at statutory rate	35.00%	35.00%	35.00%
State taxes	0.50%	(0.02%)	(0.07%)
Foreign taxes	(3.67%)	0.05%	(4.56%)
Research and development credit	(2.60%)	0.60%	2.54%
Goodwill impairment	0.00%	(27.38%)	0.00%
Non-deductible compensation and other	11.20%	(1.42%)	(1.43%)
Valuation allowance	(34.06%)	(6.60%)	(32.07%)

Effective income tax rate	6.37%	0.23%	(0.59%)

     The significant components of deferred tax assets and liabilities were as follows (in thousands):

	October 31,
	2009	2010
Deferred tax assets:
Reserves and accrued liabilities	$31,088	$30,889
Depreciation and amortization	159,858	186,716
NOL and credit carry forward	965,529	1,107,059
Other	42,292	38,829

Gross deferred tax assets	1,198,767	1,363,493
Valuation allowance	(1,198,067)	(1,363,493)

Net deferred tax asset	$700	$—

     A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

Unrecognized tax benefits at October 31, 2008	$4,436
Increase related to positions taken in prior period	106
Increase related to positions taken in current period	1,947
Reductions related to expiration of statute of limitations	(300)

Unrecognized tax benefits at October 31, 2009	6,189
Increase related to positions taken in prior period	26
Increase related to positions taken in current period	3,383
Reductions related to expiration of statute of limitations	(2,156)

Unrecognized tax benefits at October 31, 2010	$7,442

     As of October 31, 2009 and 2010, Ciena had accrued $1.2 million and $1.4 million of interest, respectively, and some minor penalties related to unrecognized tax benefits within other long-term liabilities in the Consolidated Balance Sheets, of which $0.1 million and $0.2 million of interest was recorded to the provision for income taxes during fiscal 2009 and 2010, respectively. If recognized, the entire balance of unrecognized tax benefits would impact the effective tax rate. Over the next 12 months, Ciena does not estimate any material changes in the unrecognized income tax benefits.
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

Year ended	Balance at beginning			Balance at end
October 31,	of period	Additions	Deductions	of period
2008	$1,180,123	$—	$15,739	$1,164,384
2009	$1,164,384	$33,683	$—	$1,198,067
2010	$1,198,067	$165,426	$—	$1,363,493
     As of October 31, 2010, Ciena had a $2.7 billion net operating loss carry forward and a $0.1 billion income tax credit carry forward which begin to expire in fiscal year 2018 and 2013, respectively. Ciena’s ability to use net operating losses and credit carry forwards is subject to limitations pursuant to the ownership change rules of the Internal Revenue Code Section 382.
     The income tax provision does not reflect the tax savings resulting from deductions associated with Ciena’s equity compensation and the call spread option associated with Ciena’s convertible debt. The cumulative tax benefit through October 31, 2010 of approximately $76 million will be credited to additional paid-in capital when realized. For deductions associated with Ciena’s equity compensation, credits to paid-in capital will be recorded when those tax benefits are used to reduce taxes payable.
(19) SHARE-BASED COMPENSATION EXPENSE
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
     Pursuant to Board and stockholder approval, effective April 14, 2010, Ciena amended its 2008 Plan to (i) increase the number of shares available for issuance by five million shares; and (ii) reduce from 1.6 to 1.31 the fungible share ratio used for counting full value awards, such as restricted stock units, against the shares remaining available under the 2008 Plan. As of October 31, 2010, there were approximately 5.8 million shares authorized and remaining available for issuance under the 2008 Plan.
2010 Inducement Equity Award Plan
     On December 8, 2009, the Compensation Committee of the Board of Directors approved the 2010 Inducement Equity Award Plan (the “2010 Plan”). The 2010 Plan is intended to enhance Ciena’s ability to attract and retain certain key employees transferred to Ciena in connection with its acquisition of the MEN Business. The 2010 Plan authorizes the issuance of restricted stock or restricted stock units representing up to 2.25 million shares of Ciena common stock. Upon the March 19, 2011 termination of the 2010 Plan, any shares then remaining available shall cease to be available for issuance under the 2010 Plan or any other existing Ciena equity incentive plan. As of October 31, 2010, there were approximately 0.7 million shares authorized and available for issuance under the 2010 Plan.
Stock Options
     Outstanding stock option awards to employees are generally subject to service-based vesting restrictions and vest incrementally over a four-year period. The following table is a summary of Ciena’s stock option activity for the periods indicated (shares in thousands):

	Shares Underlying	Weighted
	Options	Average
	Outstanding	Exercise Price
Balance as of October 31, 2007	5,871	$53.67
Granted	760	28.92
Granted in exchange for WWP options	934	7.50
Exercised	(658)	7.12
Canceled	(508)	52.79

Balance as of October 31, 2008	6,399	48.84
Granted	234	8.63
Exercised	(107)	2.33
Canceled	(988)	61.40

Balance as of October 31, 2009	5,538	45.80
Granted	86	12.42
Exercised	(103)	5.21
Canceled	(519)	95.00

Balance as of October 31, 2010	5,002	$40.96

     The total intrinsic value of options exercised during fiscal 2008, fiscal 2009 and fiscal 2010 was $14.7 million, $0.7 million and $0.9 million, respectively. The weighted average fair value of each stock option granted by Ciena during fiscal 2008, fiscal 2009 and fiscal 2010 was $14.52, $4.94 and $6.94, respectively.

     The following table summarizes information with respect to stock options outstanding at October 31, 2010, based on Ciena’s closing stock price of $13.81 per share on the last trading day of Ciena’s fiscal 2010 (shares and intrinsic value in thousands):

			Options Outstanding at October 31, 2010				Vested Options at October 31, 2010
				Weighted				Weighted
				Average				Average
			Number	Remaining	Weighted		Number	Remaining	Weighted
Range of			of	Contractual	Average	Aggregate	of	Contractual	Average	Aggregate
Exercise			Underlying	Life	Exercise	Intrinsic	Underlying	Life	Exercise	Intrinsic
Price			Shares	(Years)	Price	Value	Shares	(Years)	Price	Value
$0.01	-	$16.52	846	6.16	$11.19	$3,112	635	5.36	$11.52	$2,346
$16.53	-	$17.43	506	4.95	17.21	—	480	4.80	17.20	—
$17.44	-	$22.96	430	4.41	21.75	—	401	4.19	21.83	—
$22.97	-	$31.71	1,414	4.18	29.44	—	1,329	3.99	29.51	—
$31.72	-	$46.90	865	5.52	39.38	—	718	5.19	39.74	—
$46.91	-	$73.78	436	2.08	59.70	—	436	2.08	59.70	—
$73.79	-	$1,046.50	505	0.91	149.84	—	505	0.91	149.84	—

$0.01	-	$1,046.50	5,002	4.33	$40.96	$3,112	4,504	3.95	$43.01	$2,346

     Assumptions for Option-Based Awards
     Ciena recognizes the fair value of service-based options as share-based compensation expense on a straight-line basis over the requisite service period. Ciena estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Year ended October 31,
	2008	2009	2010
Expected volatility	53.0%	65.0%	61.9%
Risk-free interest rate	2.7%-3.6%	1.7%-3.1%	2.0%-3.0%
Expected term (years)	5.1-5.3	5.2-5.3	5.3-5.5
Expected dividend yield	0.0%	0.0%	0.0%
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
     The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. Ciena uses historical information about specific exercise behavior of its grantees to determine the expected term.
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

		Weighted
		Average
	Restricted	Grant Date
	Stock Units	Fair Value	Aggregate Fair
	Outstanding	Per Share	Value
Balance as of October 31, 2007	1,135	$27.94	$53,236
Granted	1,411
Vested	(513)
Canceled or forfeited	(184)

Balance as of October 31, 2008	1,849	30.85	17,773
Granted	3,364
Vested	(1,358)
Canceled or forfeited	(139)

Balance as of October 31, 2009	3,716	14.67	43,591
Granted	3,643
Vested	(1,846)
Canceled or forfeited	(322)

Balance as of October 31, 2010	5,191	$13.81	$71,681

     The total fair value of restricted stock units that vested and were converted into common stock during fiscal 2008, fiscal 2009 and fiscal 2010 was $14.6 million, $14.7 million and $25.7 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena during fiscal 2008, fiscal 2009 and fiscal 2010 was $32.38, $7.02 and $13.43, respectively.
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

     Under the ESPP, eligible employees may enroll in a six-month offer period during certain open enrollment periods. Prior to October 1, 2010, new offer periods began March 16 and September 16 of each year and the purchase price was equal to 95% of the fair market value of Ciena common stock on the last day of each purchase period. Prior to October 1, 2010, the ESPP was non-compensatory for purposes of share-based compensation expense.
     Beginning on October 1, 2010, the six-month offer periods begin on December 21 and June 21 of each year with an initial stub period running from October 1, 2010 through December 20, 2010. The purchase price is equal to 85% of the lower of the fair market value of Ciena common stock on the day preceding each offer period or the last day of each offer period. The current ESPP is considered compensatory for purposes of share-based compensation expense.
     The following table is a summary of ESPP activity for the periods indicated (shares and intrinsic value in thousands):

		Intrinsic value at
	ESPP shares available for	stock issuance
	issuance	date
Balance as of October 31, 2007	3,383
Evergreen provision	188
Issued March 15, 2008	(38)	$99
Issued September 15, 2008	(45)	26

Balance as of October 31, 2008	3,488
Evergreen provision	83
Issued March 16, 2009	(67)	23
Issued September 15, 2009	(35)	28

Balance as of October 31, 2009	3,469
Evergreen provision	102
Issued March 15, 2010	(33)	27
Issued September 16, 2010	(40)	$30

Balance as of October 31, 2010	3,498

Share-Based Compensation Expense for Periods Reported
     The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Year ended October 31,
	2008	2009	2010
Product costs	$2,953	$2,116	$2,140
Service costs	1,412	1,599	1,717

Share-based compensation expense included in cost of goods sold	4,365	3,715	3,857

Research and development	7,264	10,006	9,310
Sales and marketing	10,928	10,861	10,950
General and administrative	8,644	10,380	9,959
Acquisition and integration costs	—	—	1,342

Share-based compensation expense included in operating expense	26,836	31,247	31,561

Share-based compensation expense capitalized in inventory, net	227	(524)	142

Total share-based compensation	$31,428	$34,438	$35,560

     As of October 31, 2010, total unrecognized compensation expense was $60.9 million: (i) $5.4 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 0.9 year; and (ii) $55.5 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.6 years.

(20) SEGMENT AND ENTITY WIDE DISCLOSURES
Segment Reporting
     Effective upon the March 19, 2010 completion of Ciena’s acquisition of the MEN Business, Ciena reorganized its internal organizational structure and the management of its business. Ciena’s chief operating decision maker, its chief executive officer, evaluates performance and allocates resources based on multiple factors, including segment profit (loss) information for the following product categories:
•	Packet-Optical Transport — includes optical transport solutions that increase network capacity and enable more rapid delivery of a broader mix of high-bandwidth services. These products are used by network operators to facilitate the cost effective and efficient transport of voice, video and data traffic in core networks, as well as regional, metro and access networks. Ciena’s principal products in this segment include its ActivFlex 6500 Packet-Optical Platform (ActivFlex 6500); ActivFlex 6110 Multiservice Optical Platform (ActivFlex 6110); ActivSpan 5200 (ActivSpan 5200); ActivSpanCommon Photonic Layer (CPL); Optical Multiservice Edge 1000 series (OME 1000); and Optical Metro 3500 (OM 3500). This segment includes sales of Ciena’s ActivSpan 4200 Advanced Services Platform (ActivSpan 4200) and its Corestream® Agility Optical Transport System (Corestream). This segment also includes sales from legacy SONET/SDH products and legacy data networking products, as well as certain enterprise-oriented transport solutions that support storage and LAN extension, interconnection of data centers, and virtual private networks. This segment also includes operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Consolidated Statement of Operations.

•	Packet-Optical Switching — includes optical switching platforms that enable automated optical infrastructures for the delivery of a wide variety of enterprise and consumer-oriented network services. Ciena’s principal products in this segment include its CoreDirector® Multiservice Optical Switch; CoreDirector FS and ActivFlex 5400 family of Reconfigurable Switching Systems. These products include multiservice, multi-protocol switching systems that consolidate the functionality of an add/drop multiplexer, digital cross-connect and packet switch into a single, high-capacity intelligent switching system. These products address both the core and metro segments of communications networks and support key managed service services, Ethernet/TDM Private Line, Triple Play and IP services. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Consolidated Statement of Operations.

•	Carrier Ethernet Service Delivery - includes the ActivEdge 3900 family of service delivery switches and service aggregation switches, as well as the ActivEdge 5100 family. These products support the access and aggregation tiers of communications networks and have principally been deployed to support wireless backhaul infrastructures and business data services. Employing sophisticated Carrier Ethernet switching technology, these products deliver quality of service capabilities, virtual local area networking and switching functions, and carrier-grade operations, administration, and maintenance features. This segment includes the metro Ethernet routing switch (MERS) product line and legacy broadband products, including the CNX-5 Broadband DSL System (CNX-5) which transitions legacy voice networks to support Internet-based (IP) telephony, video services and DSL. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Consolidated Statement of Operations.

•	Software and Services - includes Ciena’s integrated network and service management software designed to automate and simplify network management and operation, while increasing network performance and functionality. These software solutions can track individual services across multiple product suites, facilitating planned network maintenance, outage detection and identification of customers or services affected by network troubles. This segment also includes a broad range of consulting and support services, including installation and deployment, maintenance support, consulting, network design and training activities. Except for revenue from the software portion of this segment, which is included in product revenue, revenue from this segment is included in services revenue on the Consolidated Statement of Operations.
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

     The table below (in thousands, except percentage data) sets forth Ciena’s segment revenue, including the presentation of prior periods to reflect the change in reportable segments, for the respective periods:

	Fiscal Year
	2008	%*	2009	%*	2010	%*
Revenues:
Packet-Optical Transport	$447,542	49.6	$299,088	45.8	$705,551	57.0
Packet-Optical Switching	270,458	30.0	165,705	25.4	112,058	9.1
Carrier Ethernet Service Delivery	60,499	6.7	75,125	11.5	179,083	14.5
Software and Services	123,949	13.7	112,711	17.3	239,944	19.4

Consolidated revenue	$902,448	100.0	$652,629	100.0	$1,236,636	100.0

*	Denotes % of total revenue
Segment Profit (Loss)
     Segment profit (loss) is determined based on internal performance measures used by the chief executive officer to assess the performance of each operating segment in a given period. In connection with that assessment, the chief executive officer excludes the following items: selling and marketing costs; general and administrative costs; acquisition and integration costs; amortization of intangible assets; restructuring costs; goodwill impairment; change in fair value of contingent consideration; interest and other income (net), interest expense, equity investment gains or losses, gains or losses on extinguishment of debt, and provisions (benefit) for income taxes.
     The table below (in thousands) sets forth Ciena’s segment profit (loss) and the reconciliation to consolidated net income (loss) including the presentation of prior periods to reflect the change in reportable operating segments during the respective periods:

	Fiscal Year
	2008	2009	2010
Segment profit (loss):
Packet-Optical Transport	$110,905	$21,535	$69,319
Packet-Optical Switching	151,084	60,302	15,662
Carrier Ethernet Service Delivery	(17,764)	(9,575)	28,742
Software and Services	31,679	22,249	56,152

Total segment profit (loss)	275,904	94,511	169,875

Other non performance items:
Selling and marketing	(152,018)	(134,527)	(193,515)
General and administrative	(68,639)	(47,509)	(102,692)
Acquisition and integration costs	—	—	(101,379)
Amortization of intangible assets	(32,264)	(24,826)	(99,401)
Restructuring costs	(1,110)	(11,207)	(8,514)
Goodwill impairment	—	(455,673)	—
Change in fair value of contingent consideration	—	—	13,807
Interest and other financial charges, net	23,835	2,081	(14,702)
Realized loss due to impairment of marketable debt investments	(5,101)	—	—
Loss on cost method investments	—	(5,328)	—
Gain on extinguishment of debt	932	—	4,948
(Provision) benefit for income taxes	(2,645)	1,324	(1,941)

Consolidated net income (loss)	$38,894	$(581,154)	$(333,514)

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

	Fiscal Year
	2008	%*	2009	%*	2010	%*
United States	$590,868	65.5	$419,405	64.3	$744,232	60.2
United Kingdom	149,426	16.5	81,784	12.5	n/a	—
Other International	162,154	18.0	151,440	23.2	492,404	39.8

Total.	$902,448	100.0	$652,629	100.0	$1,236,636	100.0

n/a	Denotes revenue representing less than 10% of total revenue for the period

*	Denotes % of total revenue
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

	October 31,
	2009	%*	2010	%*
United States	$47,875	77.4	$63,675	52.9
Canada	n/a	—	45,103	37.5
Other International	13,993	22.6	11,516	9.6

Total	$61,868	100.0	$120,294	100.0

n/a	Denotes equipment, furniture and fixtures representing less than 10% of total equipment, furniture and fixtures

*	Denotes % of total equipment, furniture and fixtures
     For the periods below, customers accounting for at least 10% of Ciena’s revenue were as follows (in thousands, except percentage data):

	Fiscal Year
	2008	%*	2009	%*	2010	%*
AT&T	$227,737	25.2	$128,233	19.6	$267,422	21.6
BT	113,981	12.6	n/a	—	n/a	—

Total	$341,718	37.8	$128,233	19.6	$267,422	21.6

n/a	Denotes revenue representing less than 10% of total revenue for the period

*	Denotes % of total revenue
(21) OTHER EMPLOYEE BENEFIT PLANS
     Effective March 1, 2010, Ciena has a Defined Contribution Pension Plan that covers all of its Canada-based employees who are not part of an excluded group. Total contributions (employee and employer) cannot exceed the lesser of 18% of participant earnings and an annual dollar limit ($22,450 CAD for 2010). This plan includes a required employer contribution of 1% for all participants and a 50% matching of participant contributions up to a total annual maximum of $3,000 CAD per employee. During fiscal 2010, Ciena made matching contributions of approximately $2.5 million.
     Ciena has a 401(k) defined contribution profit sharing plan. The plan covers all U.S. based employees who are not part of an excluded group. Participants may contribute up to 60% of pre-tax compensation, subject to certain limitations. Effective January 1, 2007, the plan includes an employer matching contribution equal to 50% of the first 6% an employee contributes each pay period. Ciena may also make discretionary annual profit contributions up to the IRS regulated limit. Ciena has made no profit sharing contributions to date. During fiscal 2008, fiscal 2009, and fiscal 2010, Ciena made matching contributions of approximately $3.0 million, $3.2 million and $3.4 million, respectively.

(22) COMMITMENTS AND CONTINGENCIES
Foreign Tax Contingencies
     Ciena has received assessment notices from the Mexican tax authorities asserting deficiencies in payments between 2001 and 2005 related primarily to income taxes and import taxes and duties. Ciena has filed judicial petitions appealing these assessments. As of October 31, 2009 and 2010, Ciena had accrued liabilities of $1.1 million and $1.4 million, respectively, related to these contingencies, which are reported as a component of other current accrued liabilities. As of October 31, 2010, Ciena estimates that it could be exposed to possible losses of up to $5.8 million, for which it has not accrued liabilities. Ciena has not accrued the additional income tax liabilities because it does not believe that such losses are more likely than not to be incurred. Ciena has not accrued the additional import taxes and duties because it does not believe the incurrence of such losses are probable. Ciena continues to evaluate the likelihood of probable and reasonably possible losses, if any, related to these assessments. As a result, future increases or decreases to accrued liabilities may be necessary and will be recorded in the period when such amounts are estimable and more likely than not (for income taxes) or probable (for non-income taxes).
     In addition to the matters described above, Ciena is subject to various tax liabilities arising in the ordinary course of business. Ciena does not expect that the ultimate settlement of these liabilities will have a material effect on its results of operations, financial position or cash flows.
Operating Lease Commitments
     Ciena has certain minimum obligations under non-cancelable operating leases expiring on various dates through 2020 for equipment and facilities. Future annual minimum rental commitments under non-cancelable operating leases at October 31, 2010 are as follows (in thousands):

Year ended October 31,
2011	$28,119
2012	22,898
2013	19,993
2014	15,674
2015	12,589
Thereafter	41,067

Total	$140,340

     Rental expense for fiscal 2008, fiscal 2009, and fiscal 2010 was approximately $12.4 million, $14.7 million and $22.2 million, respectively. In addition, Ciena paid approximately $1.3 million, $2.2 million and $2.2 million during fiscal 2008, fiscal 2009 and fiscal 2010, respectively, related to rent costs for restructured facilities and unfavorable lease commitments, which were offset against Ciena’s restructuring liabilities and unfavorable lease obligations. The amount for operating lease commitments above does not include insurance, taxes, maintenance and other costs required by the applicable operating lease. These costs are variable and are not expected to have a material impact.
Purchase Commitments with Contract Manufacturers and Suppliers
     As of October 31, 2010, Ciena has purchase commitments of $283.7 million. Purchase commitments relate to purchase order obligations to contract manufacturers and component suppliers for inventory. In certain instances, Ciena is permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of the amount reported as purchase commitments relates to firm, non-cancelable and unconditional obligations.
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
(23) SUBSEQUENT EVENTS
     Ciena performed an evaluation of events that have occurred subsequent to the end of its fiscal year through the date that the consolidated financial statements were issued. Except as described below, there have been no subsequent events that occurred that would require disclosure in the consolidated financial statements.
     Carling Lease
     On December 15, 2010, in connection with the sale of its Carling campus to Publics Works and Government Services Canada (PWGSC), Nortel notified Ciena of the exercise of its early termination rights with respect to the Carling lease. The effect of this early termination election is the shortening of the Carling lease term from ten years to five years. In connection with this notification, Ciena received a refund of $33.5 million from the escrowed cash consideration Ciena paid as part of the MEN Acquisition. This early termination of the Carling lease results in a reduction of approximately $38.5 million to the aggregate amount relating to Ciena’s minimum obligations under non-cancelable operating leases at October 31, 2010 set forth in Note 22 above. Ciena recorded in the first quarter of fiscal 2011 a $3.3 million gain associated with the change in fair value of this contingent consideration based on the final consideration received.

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
     As described elsewhere in this report, we acquired the MEN Business on March 19, 2010. We are in the process of integrating the MEN Business and we currently rely on services provided through an affiliate of Nortel under a transition services agreement to support, among other purposes, certain control activities of the MEN Business. Such services commenced during our second fiscal quarter and initially impacted our internal controls over financial reporting during that period. As a result, we have not fully evaluated the internal control over financial reporting of certain activities of the MEN Business. Specifically, as permitted by SEC rules and regulations, we excluded from our evaluation of the effectiveness of the internal control over financial reporting from our Annual Report on Form 10-K for our fiscal year ended October 31, 2010 those activities of the MEN Business being performed under the transition service agreement. The process of integrating the MEN Business into our evaluation of internal control over financial reporting may result in future changes to our internal control over financial reporting. The MEN Business will be part of our evaluation of the effectiveness of internal control over financial reporting in our Annual Report on Form 10-K for our fiscal year ending October 31, 2011, in which report we will be initially required to include the MEN Business in our annual assessment.
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
     Management of Ciena Corporation assessed the effectiveness of the company’s internal control over financial reporting as of October 31, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of October 31, 2010, Ciena Corporation maintained effective internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
     In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their assessment of internal controls over financial reporting during the year of the acquisition while integrating the acquired operations. Management’s evaluation of internal control over financial reporting excluded certain activities of the MEN Business, which Ciena Corporation acquired on March 19, 2010. The MEN Business accounted for $530.9 million, or 43% of total revenue, for the year ended October 31, 2010. The portion of the MEN Business excluded for purposes of management’s evaluation of internal control over financial reporting represented approximately $427.8 million, or 20% of total assets as of October 31, 2010.

     PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of Ciena Corporation included in this annual report, has also audited the effectiveness of Ciena Corporation’s internal control over financial reporting as of October 31, 2010, as stated in its report appearing under Item 8 of Part II of this annual report.

/s/ Gary B. Smith Gary B. Smith	/s/ James E. Moylan, Jr. James E. Moylan, Jr.
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
December 22, 2010	December 22, 2010

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Pursuant to General Instruction G(3) of Form 10-K, information relating to Ciena’s directors and executive officers is set forth in Part I of this annual report under the caption Item 1. “Business—Directors and Executive Officers.”
     Additional information concerning our Audit Committee and regarding compliance with Section 16(a) of the Exchange Act responsive to this item is incorporated herein by reference to Ciena’s definitive proxy statement with respect to our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.
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
Item 11. Executive Compensation
     Information responsive to this item is incorporated herein by reference to Ciena’s definitive proxy statement with respect to our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information responsive to this item is incorporated herein by reference to Ciena’s definitive proxy statement with respect to our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information responsive to this item is incorporated herein by reference to Ciena’s definitive proxy statement with respect to our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.
Item 14. Principal Accountant Fees and Services
     Information responsive to this item is incorporated herein by reference to Ciena’s definitive proxy statement with respect to our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of December 2010.

Ciena Corporation
By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Patrick H. Nettles, Ph.D. Patrick H. Nettles, Ph.D.	Executive Chairman of the Board of Directors	December 22, 2010

/s/ Gary B. Smith Gary B. Smith (Principal Executive Officer)	President, Chief Executive Officer and Director	December 22, 2010

/s/ James E. Moylan, Jr. James E. Moylan, Jr. (Principal Financial Officer)	Sr. Vice President, Finance and Chief Financial Officer	December 22, 2010

/s/ Andrew C. Petrik Andrew C. Petrik (Principal Accounting Officer)	Vice President, Controller	December 22, 2010

/s/ Stephen P. Bradley, Ph.D. Stephen P. Bradley, Ph.D.	Director	December 22, 2010

/s/ Harvey B. Cash Harvey B. Cash	Director	December 22, 2010

/s/ Bruce L. Claflin Bruce L. Claflin	Director	December 22, 2010

/s/ Lawton W. Fitt Lawton W. Fitt	Director	December 22, 2010

/s/ Patrick T. Gallagher Patrick T. Gallagher	Director	December 22, 2010

/s/ Judith M. O’Brien Judith M. O’Brien	Director	December 22, 2010

/s/ Michael J. Rowny Michael J. Rowny	Director	December 22, 2010

INDEX TO EXHIBITS

		Incorporated by Reference
		Form and			Filed
Exhibit		Registration or			Here-
Number	Exhibit Description	Commission No.	Exhibit	Filing Date	with (X)
2.1	Amended & Restated Asset Sale Agreement by and among Nortel Networks Corporation, Nortel Networks Limited, Nortel Networks, Inc. and certain other entities identified therein as sellers and Ciena Corporation, dated as of November 24, 2009 (“Nortel ASA”) +	10-K (000-21969)	2.1	12/22/2009

2.2	Amendment No. 1 to Nortel ASA dated as of December 3, 2009 +	10-K (000-21969)	2.2	12/22/2009

2.3	Amendment No. 2 to Nortel ASA dated as of December 23, 2009 +	10-Q (000-21969)	2.1	3/5/2010

2.4	Amendment No. 3 to Nortel ASA dated as of March 15, 2010	10-Q (000-21969)	2.1	6/10/2010

2.5	Amendment No. 4 to the Nortel ASA dated March 15, 2010+	10-Q (000-21969)	2.2	6/10/2010

2.6	Amendment No. 5 to the Nortel ASA dated March 19, 2010+	10-Q (000-21969)	2.3	6/10/2010

2.7	Asset Sale Agreement (relating to the sale and purchase of certain Nortel assets in Europe, the Middle East and Africa) by and among the Nortel affiliates, Joint Administrators and Joint Israeli Administrators named therein and Ciena Corporation, dated as of October 7, 2009 (“Nortel EMEA ASA”)+	10-K (000-21969)	2.3	12/22/2009

2.8	Deed of Amendment, dated October 20, 2009, relating to the Nortel EMEA ASA +	10-K (000-21969)	2.4	12/22/2009

2.9	Amending Agreement dated November 24, 2009 relating to the Nortel EMEA ASA +	10-K (000-21969)	2.5	12/22/2009

2.10	Amending Agreement dated December 16, 2009 relating to the Nortel EMEA ASA +	10-K (000-21969)	2.6	12/22/2009

2.11	Deed of Amendment (Amendment No. 4) dated January 13, 2010 relating to Nortel EMEA ASA+	10-Q (000-21969)	2.2	3/5/2010

2.12	Deed of Amendment (Amendment No. 5) dated March 19, 2010 relating to Nortel EMEA ASA +

3.1	Amended and Restated Certificate of Incorporation	8-K (333-17729)	3.1	3/27/2008

3.2	Amended and Restated By-Laws of Ciena Corporation	8-K (000-21969)	3.1	8/28/2008

4.1	Specimen Stock Certificate	10-K (000-21969)	4.1	12/27/2007

4.2	Indenture dated as of April 10, 2006 between Ciena Corporation and The Bank of New York, as trustee, for 0.25% Convertible Senior Notes due 2013, including the Form of Global Note attached as Exhibit A thereto	8-K (000-21969)	4.7	4/10/2006

4.3	Indenture dated June 11, 2007 between Ciena Corporation and The Bank of New York, as trustee, for 0.875% Convertible Senior Notes due 2017, including the Form of Global Note attached as Exhibit A thereto	8-K (000-21969)	4.7	6/12/2007

		Incorporated by Reference
		Form and			Filed
Exhibit		Registration or			Here-
Number	Exhibit Description	Commission No.	Exhibit	Filing Date	with (X)
4.4	Indenture dated March 15, 2010 between Ciena Corporation and The Bank of New York Mellon, as trustee, for 4.0% Convertible Senior Notes due 2015, including the Form of Global Note attached as Exhibit A thereto	8-K (000-21969)	4.1	3/19/2010

4.5	Indenture dated as of October 18, 2010 between Ciena Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, for 3.75% Convertible Senior Notes due 2018, including the Form of Global Note attached as Exhibit A thereto	8-K (000-21969)	4.1	10/21/2010

10.1	1999 Non-Officer Stock Option Plan and Form of Stock Option Agreement*	10-K (000-21969)	10.22	12/10/1999

10.2	Amendment No. 1 to 1999 Non-Officer Stock Option Plan*	10-K (000-21969)	10.25	12/3/2001

10.3	Catena Networks, Inc. 1998 Equity Incentive Plan, as amended*	10-Q (000-21969)	10.38	5/20/2004

10.4	Internet Photonics, Inc. Amended and Restated 2000 Corporate Stock Option Plan*	10-Q (000-21969)	10.39	5/20/2004

10.5	Ciena Corporation 2000 Equity Incentive Plan (Amended and Restated ONI Systems Corp. 2000 Equity Incentive Plan) *	10-K (000-21969)	10.37	12/11/2003

10.6	Form of Stock Option Award Agreement for executive officers under Ciena Corporation 2000 Equity Incentive Plan*	8-K (000-21969)	10.1	11/04/2005

10.7	Form of Restricted Stock Unit Agreement for executive officers under Ciena Corporation 2000 Equity Incentive Plan*	8-K (000-21969)	10.2	11/04/2005

10.8	Form of Performance Stock Unit Award Agreement for executive officers under Ciena Corporation 2000 Equity Incentive Plan*	8-K (000-21969)	10.3	11/04/2005

10.9	Form of Stock Option Award Agreement for directors under Ciena Corporation 2000 Equity Incentive Plan*	8-K (000-21969)	10.4	11/04/2005

10.10	Form of Restricted Stock Unit Award Agreement for directors under Ciena Corporation 2000 Equity Incentive Plan*	8-K (000-21969)	10.5	11/04/2005

10.11	Amended and Restated 2003 Employee Stock Purchase Plan (as amended on May 30, 2006 and September 10, 2010)*	—	—	—	X

10.12	1996 Outside Directors Stock Option Plan*	S-1 (333-17729)	10.4	12/12/1996

10.13	Forms of 1996 Outside Directors Stock Option Agreement*	S-1 (333-17729)	10.5	12/12/1996

		Incorporated by Reference
		Form and			Filed
Exhibit		Registration or			Here-
Number	Exhibit Description	Commission No.	Exhibit	Filing Date	with (X)
10.14	Third Amended and Restated 1994 Stock Option Plan*	S-1 (333-17729)	10.2	12/12/1996

10.15	Amended and Restated 1994 Stock Option Plan Forms of Employee Stock Option Agreement*	S-1 (333-17729)	10.3	12/12/1996

10.16	2008 Omnibus Incentive Compensation Plan*	8-K (000-21969)	10.1	3/27/2008

10.17	Amendment to Ciena Corporation 2008 Omnibus Incentive Plan	8-K (000-21969)	10.1	4/15/2010

10.18	Form of 2008 Omnibus Incentive Plan Restricted Stock Unit Agreement (Employee)*	10-Q (000-21969)	10.1	3/25/2010

10.19	Form of 2008 Omnibus Incentive Plan Non-Qualified Stock Option Agreement (Employee)*	10-Q (000-21969)	10.2	6/4/2009

10.20	Form of 2008 Omnibus Incentive Plan Restricted Stock Unit Agreement (Director)*	10-Q (000-21969)	10.3	6/4/2009

10.21	World Wide Packets, Inc. 2000 Stock Incentive Plan, as amended*	S-8 (333-149520)	10.1	3/4/2008

10.22	Form of Indemnification Agreement with Directors and Executive Officers*	10-Q (000-21969)	10.1	3/3/2006

10.23	Amended and Restated Change in Control Severance Agreement between Ciena Corporation and Gary B. Smith*	—	—	—	X

10.24	Form of Amended and Restated Change in Control Severance Agreement between Ciena and Executive Officers*	—	—	—	X

10.25	Ciena Corporation Directors Restricted Stock Deferral Plan*	10-Q (000-21969)	10.1	8/31/2007

10.26	Ciena Corporation Incentive Bonus Plan, as amended October 2007*	10-Q (000-21969)	10.28	12/27/2007

10.27	Ciena Corporation 2010 Inducement Equity Award Plan*	10-K (000-21969)	10.35	12/22/2009

10.28	Form of 2010 Inducement Equity Award Plan Restricted Stock Unit Agreement *	10-Q (000-21969)	10.2	3/25/2009

10.29	Letter Agreement dated February 2, 2010 between Ciena Corporation and Arthur D. Smith, Ph.D., Senior Vice President and Chief Integration Officer*	10-Q (000-21969)	10.1	3/5/2010

10.30	Lease Agreement dated as of March 19, 2010 between Ciena Canada, Inc. and Nortel Networks Technology Corp.#	10-Q (000-21969)	10.1	6/10/2010

10.31	Transition Services Agreement, dated as of March 19, 2010 between Ciena Corporation and Nortel Networks Corporation and certain affiliated entities#	10-Q (000-21969)	10.2	6/10/2010

10.32	Intellectual Property License Agreement dated as of March 19, 2010 between Ciena Luxembourg S.a.r.l. and Nortel Networks Limited#	10-Q (000-21969)	10.3	6/10/2010

Incorporated by Reference
		Form and			Filed
Exhibit		Registration or			Here-
Number	Exhibit Description	Commission No.	Exhibit	Filing Date	with (X)
12.1	Computation of Earnings to Fixed Charges	—	—	—	X

21.1	Subsidiaries of registrant	—	—	—	X

23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	X

101.INS**	XBRL Instance Document	—	—	—	X

101.SCH**	XBRL Taxonomy Extension Schema Document	—	—	—	X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	X

*	Represents management contract or compensatory plan or arrangement

**	In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended.

+	Pursuant to Item 601(b)(2) of Regulation S-K certain schedules and exhibits referenced in the table of contents have been omitted. Ciena hereby agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request. In addition, representations and warranties included in these asset sale agreements, as amended, were made by the parties to one another in connection with a negotiated transaction. These representations and warranties were made as of specific dates, only for purposes of these agreements and for the benefit of the parties thereto. These representations and warranties were subject to important exceptions and limitations agreed upon by the parties, including being qualified by confidential disclosures, made for the purposes of allocating contractual risk between the parties rather than establishing these matters as facts. These agreements are filed with this report only to provide investors with information regarding its terms and conditions, and not to provide any other factual information regarding Ciena or any other party thereto. Accordingly, investors should not rely on the representations and warranties contained in these agreements or any description thereof as characterizations of the actual state of facts or condition of any party, its subsidiaries or affiliates. The information in these agreements should be considered together with Ciena’s public reports filed with the SEC.

#	Certain portions of these documents have been omitted based on a request for confidential treatment submitted to the SEC. The non-public information that has been omitted from these documents has been separately filed with the SEC. Each redacted portion of these documents is indicated by a “[*]” and is subject to the request for confidential treatment submitted to the SEC. The redacted information is confidential information of the Registrant.