Form 10-Q
period 2011-01-31
CIENA CORP
filed 2011-03-10
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 4, 2011
common stock, $.01 par value	95,005,508

CIENA CORPORATION
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended January 31,
	2010	2011
Revenue:
Products	$149,054	$352,427
Services	26,822	80,881

Total revenue	175,876	433,308

Cost of goods sold:
Products	76,669	214,401
Services	19,047	50,401

Total cost of goods sold	95,716	264,802

Gross profit	80,160	168,506

Operating expenses:
Research and development	50,033	95,790
Selling and marketing	34,237	57,092
General and administrative	12,763	38,314
Acquisition and integration costs	27,031	24,185
Amortization of intangible assets	5,981	28,784
Restructuring costs	(21)	1,522
Change in fair value of contingent consideration	—	(3,289)

Total operating expenses	130,024	242,398

Loss from operations	(49,864)	(73,892)
Interest and other income (loss), net	(773)	6,265
Interest expense	(1,828)	(9,550)

Loss before income taxes	(52,465)	(77,177)
Provision for income taxes	868	1,879

Net loss	$(53,333)	$(79,056)

Basic net loss per common share	$(0.58)	$(0.84)

Diluted net loss per potential common share	$(0.58)	$(0.84)

Weighted average basic common shares outstanding	92,321	94,496

Weighted average dilutive potential common shares outstanding	92,321	94,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31,	January 31,
	2010	2011
ASSETS

Current assets:
Cash and cash equivalents	$688,687	$625,820
Accounts receivable, net	343,582	369,718
Inventories	261,619	267,346
Prepaid expenses and other	147,680	135,058

Total current assets	1,441,568	1,397,942
Equipment, furniture and fixtures, net	120,294	123,956
Other intangible assets, net	426,412	389,275
Other long-term assets	129,819	138,471

Total assets	$2,118,093	$2,049,644

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$200,617	$202,236
Accrued liabilities	193,994	186,039
Deferred revenue	75,334	78,575

Total current liabilities	469,945	466,850
Long-term deferred revenue	29,715	26,901
Other long-term obligations	16,435	18,147
Convertible notes payable	1,442,705	1,442,619

Total liabilities	1,958,800	1,954,517

Commitments and contingencies
Stockholders’ equity:
Preferred stock — par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock — par value $0.01; 290,000,000 shares authorized; 94,060,300 and 94,935,342 shares issued and outstanding	941	949
Additional paid-in capital	5,702,137	5,717,268
Accumulated other comprehensive income	1,062	813
Accumulated deficit	(5,544,847)	(5,623,903)

Total stockholders’ equity	159,293	95,127

Total liabilities and stockholders’ equity	$2,118,093	$2,049,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended January 31,
	2010	2011
Cash flows from operating activities:
Net loss	$(53,333)	$(79,056)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of premium on marketable securities	365	—
Change in fair value of embedded redemption feature	—	(7,130)
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	5,871	14,543
Share-based compensation costs	8,282	9,864
Amortization of intangible assets	7,631	37,137
Provision for inventory excess and obsolescence	950	2,645
Provision for warranty	3,060	1,093
Other	471	851
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	12,627	(26,451)
Inventories	(8,295)	(8,372)
Prepaid expenses and other	9,204	(4,912)
Accounts payable, accruals and other obligations	12,672	(4,300)
Deferred revenue	4,966	427

Net cash provided by (used in) operating activities	4,471	(63,661)

Cash flows from investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(7,009)	(17,265)
Restricted cash	(5,520)	(3,505)
Purchase of available for sale securities	(63,591)	—
Proceeds from maturities of available for sale securities	179,739	—
Proceeds from sales of available for sale securities	18,000	—
Deposit on business acquisition	(38,450)	—
Receipt of contingent consideration related to business acquisition	—	16,394

Net cash provided by (used in) investing activities	83,169	(4,376)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	83	5,275

Net cash provided by financing activities	83	5,275

Effect of exchange rate changes on cash and cash equivalents	(248)	(105)
Net increase (decrease) in cash and cash equivalents	87,723	(62,762)
Cash and cash equivalents at beginning of period	485,705	688,687

Cash and cash equivalents at end of period	$573,180	$625,820

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,560	$2,458
Cash paid during the period for income taxes, net	$736	$1,698
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$3,294	$3,815
Fixed assets acquired under capital leases	$—	$1,456
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIENA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) INTERIM FINANCIAL STATEMENTS
     The interim financial statements included herein for Ciena Corporation (“Ciena”) have been prepared by Ciena, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments that Ciena considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial position of Ciena at the date of the interim balance sheets. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 31, 2010 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, Ciena believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with Ciena’s audited consolidated financial statements and notes thereto included in Ciena’s annual report on Form 10-K for the fiscal year ended October 31, 2010.
     On March 19, 2010, Ciena completed its acquisition of substantially all of the optical networking and Carrier Ethernet assets of Nortel’s Metro Ethernet Networks (“MEN Business”). Ciena’s results of operations for the first quarter of fiscal 2010 do not include the results of the MEN Business. See Note 3 below.
     Ciena has a 52 or 53 week fiscal year, which ends on the Saturday nearest to the last day of October of each year. For purposes of financial statement presentation, each fiscal year is described as having ended on October 31, and each fiscal quarter is described as having ended on January 31, April 30 and July 31 of each fiscal year.
(2) SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
     The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates are used for purchase accounting, bad debts, valuation of inventories and investments, recoverability of intangible assets, other long-lived assets and goodwill, income taxes, warranty obligations, restructuring liabilities, derivatives, contingencies and litigation. Ciena bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results may differ materially from management’s estimates.
Cash and Cash Equivalents
     Ciena considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Restricted cash collateralizing letters of credit are included in other current assets and other long-term assets depending upon the duration of the restriction.
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
Segment Reporting
     Ciena’s chief operating decision maker, its chief executive officer, evaluates performance and allocates resources based on multiple factors, including segment profit (loss) information for the following product categories: (i) Packet-Optical Transport; (ii) Packet-Optical Switching; (iii) Carrier Ethernet Service Delivery; and (iv) Software and Services. Operating segments are defined as components of an enterprise: that engage in business activities which may earn revenue and incur expense; for which discrete financial information is available; and for which such information is evaluated regularly by the chief operating decision maker for purposes of allocating resources and assessing performance. Ciena considers the four product categories above to be its operating segments for reporting purposes. See Note 19.
Long-lived Assets
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

Concentrations
     Substantially all of Ciena’s cash and cash equivalents are maintained at two major U.S. financial institutions. The majority of Ciena’s cash equivalents consist of money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, management believes that they bear minimal risk.
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
Revenue Recognition
     Ciena recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectibility is reasonably assured. Customer purchase agreements and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and evidence of customer acceptance, when applicable, are used to verify delivery or services rendered. Ciena assesses whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Ciena assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Revenue for maintenance services is generally deferred and recognized ratably over the period during which the services are to be performed.
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
     Software revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. In instances where final acceptance criteria of the software is specified by the customer, revenue is deferred until there are no uncertainties regarding customer acceptance.
     Ciena limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.
     Accounting for multiple element arrangements entered into prior to fiscal 2011
     Arrangements with customers may include multiple deliverables, including any combination of equipment, services and software. If multiple element arrangements include software or software-related elements that are essential to the equipment, Ciena allocates the arrangement fee among separate units of accounting. Multiple element arrangements that include software are separated into more than one unit of accounting if the functionality of the delivered element(s) is not dependent on the undelivered element(s), there is vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered element(s), and general revenue recognition criteria related to the delivered element(s) have been met. The amount of product and services revenue recognized is affected by Ciena’s judgments as to whether an arrangement includes multiple elements and, if so, whether VSOE of fair value exists. VSOE is established based on Ciena’s standard pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, Ciena requires that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range. Changes to the elements in an arrangement and Ciena’s ability to establish VSOE for those elements could affect the timing of revenue recognition. For all other multiple element arrangements, Ciena separates the elements into more than one unit of accounting if the delivered element(s) have value to the customer on a stand-alone basis, objective and reliable evidence of fair value exists for the undelivered element(s), and delivery of the undelivered element(s) is probable and substantially in Ciena’s control. Revenue is allocated to each unit of accounting based on the relative fair value of each accounting unit or using the residual method if objective evidence of fair value does not exist for the delivered element(s). The revenue recognition criteria described above are applied to each separate unit of accounting. If these criteria are not met, revenue is deferred until the criteria are met or the last element has been delivered.

     Accounting for multiple element arrangements entered into or materially modified in fiscal 2011
     In October 2009, the Financial Accounting Standards Board, (“FASB”) amended the accounting standard for revenue recognition with multiple deliverables which provided guidance on how the arrangement fee should be allocated and allows the use of management’s best estimate of selling price (“BESP”) for individual elements of an arrangement when VSOE or third-party evidence (“TPE”) is unavailable. Additionally, it eliminates the residual method of revenue recognition in accounting for multiple deliverable arrangements. The FASB also amended the accounting guidance for revenue arrangements with software elements to exclude from the scope of the software revenue recognition guidance, tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality.
     Ciena adopted the new accounting guidance on a prospective basis for arrangements entered into or materially modified on or after November 1, 2010. Under the new guidance, Ciena separates elements into more than one unit of accounting if the delivered element(s) have value to the customer on a stand-alone basis, and delivery of the undelivered element(s) is probable and substantially in Ciena’s control. Therefore, the new guidance allows for deliverables, for which revenue was previously deferred due to an absence of fair value, to be separated and recognized as revenue as delivered. Also, because the residual method has been eliminated, discounts offered by Ciena are allocated to all deliverables, rather than to the delivered element(s). Ciena’s adoption of the new guidance for revenue arrangements changed the accounting for certain Ciena products that consist of hardware and software components, in which these components together provided the product’s essential functionality. For arrangements involving these products entered into prior to fiscal 2011, Ciena recognized revenue based on software revenue recognition guidance.
     Revenue for multiple element arrangements is allocated to each unit of accounting based on the relative selling price of each element, with revenue recognized when the revenue recognition criteria are met for each delivered element. Ciena determines the selling price for each deliverable based upon the selling price hierarchy for multiple-deliverable arrangements. Under this hierarchy, Ciena uses VSOE of selling price, if it exists, or TPE of selling price if VSOE does not exist. If neither VSOE nor TPE of selling price exists for a deliverable, Ciena uses its BESP for that deliverable.
     VSOE is established based on Ciena’s standard pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, which exists across certain of Ciena’s service offerings, Ciena requires that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range. Ciena has been unable to establish TPE of selling price because its go-to-market strategy differs from that of others in its markets, and the extent of customization and differentiated features and functions varies among comparable products or services from its peers. Ciena determines BESP based upon management-approved pricing guidelines, which consider multiple factors including the type of product or service, gross margin objectives, competitive and market conditions, and the go-to-market strategy; all of which can affect pricing practices.
     Historically, for arrangements with multiple elements, Ciena was typically able to establish fair value for undelivered elements and so Ciena applied the residual method. Assuming the adoption of the accounting guidance above on a prospective basis for arrangements entered into or materially modified on or after November 1, 2009, the effect on revenue recognized for the three months ended January 31, 2010 would not have been materially different.
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
     In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. In addition, tax authorities periodically audit Ciena’s income tax returns. These audits examine significant tax filing positions, including the timing and amounts of deductions and the allocation of income tax expenses among tax jurisdictions. Ciena is currently under audit in India for 2007. Management does not expect the outcome of this audit to have a material adverse effect on the Company’s consolidated financial position, result of operations or cash flows. Ciena’s major tax jurisdictions and the earliest open tax years are as follows: United States (2007), United Kingdom (2005), Canada (2005) and India (2007). However, limited adjustments can be made to Federal tax returns in earlier years in order to reduce net operating loss carryforwards. Ciena classifies interest and penalties related to uncertain tax positions as a component of income tax expense. All of the uncertain tax positions, if recognized, would decrease the effective income tax rate.
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
Loss Contingencies
     Ciena is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. Ciena considers the likelihood of loss or the incurrence of a liability, as well as Ciena’s ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Ciena regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required.
Fair Value of Financial Instruments
     The carrying value of Ciena’s cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximates fair market value due to the relatively short period of time to maturity. For information related to the fair value of Ciena’s convertible notes, see Note 15 below.
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

Derivatives
     Ciena’s 4.0% convertible senior notes include a redemption feature that is accounted for as a separate embedded derivative. The embedded redemption feature is recorded at fair value on a recurring basis and these changes are included in interest and other income, net on the Condensed Consolidated Statement of Operations.
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
(3) BUSINESS COMBINATIONS
Acquisition of MEN Business
     On March 19, 2010, Ciena completed its acquisition of the MEN Business. Ciena acquired the MEN Business in an effort to strengthen its technology leadership position in next-generation, converged optical Ethernet networking, accelerate the execution of its corporate and research and development strategies and enable Ciena to better compete with larger equipment vendors. The acquisition expands Ciena’s geographic reach, customer relationships, and portfolio of network solutions.

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
     On October 19, 2010, Nortel issued a public announcement that it had entered into a sale agreement of its Carling campus with Public Works and Government Services Canada (PWGSC) and had been directed to exercise its early termination rights under the Carling lease, shortening the lease term from ten years to five years. As a result, and based on this change in circumstances and expected outcome probability, during the fourth quarter of fiscal 2010 Ciena recorded an unrealized gain of $13.8 million resulting in a fair value of $30.2 million for the contingent consideration right. During the first quarter of fiscal 2011, Ciena received notice of early termination from Nortel and the corresponding payment of $33.5 million described above, resulting in a gain of $3.3 million.
     Given the structure of the transaction as an asset carve-out from Nortel, this transaction has resulted in a costly and complex integration. During fiscal 2010, Ciena incurred $101.4 million in transaction, consulting and third party service fees, $8.5 million in restructuring expense, and an additional $12.4 million in costs primarily related to purchases of capitalized information technology equipment. During the first quarter of fiscal 2011, Ciena incurred $24.2 million in transaction, consulting and third party service fees, $1.5 million in restructuring expense, and an additional $4.1 million primarily related to purchases of capitalized information technology equipment.
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
     In-process research and development represents development projects that had not reached technological feasibility at the time of the acquisition. This in-process research and development was completed during the fourth quarter of fiscal 2010 and is being amortized over the period of seven years. Expenditures to complete the in-process research and development were expensed as incurred.
     Customer relationships, outstanding purchase orders and contracts represent agreements with existing customers of the MEN Business. These intangible assets are expected to have estimated useful lives of nine months to seven years, with the exception of $14.6 million related to a contract asset for acquired in-process projects to be billed by Ciena and recognized as a reduction in revenue. As of January 31, 2011, Ciena has billed $13.4 million of these contract assets. The remaining $1.2 million will be billed during the second quarter of fiscal 2011. Trade name represents acquired product trade names that are expected to have a useful life of nine months.
     Deferred revenue represents obligations assumed by Ciena to provide maintenance support services for which payment for such services was already made to Nortel.
     Accrued liabilities represent assumed warranty obligations, other customer contract obligations, and certain employee benefit plans. Other long-term obligations represent uncertain tax contingencies.
     The following unaudited pro forma financial information summarizes the results of operations for the period indicated as if Ciena’s acquisition of the MEN Business had been completed as of the beginning of the period presented. These pro forma amounts (in thousands) do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future.

Quarter Ended
January 31,
2010
Pro forma revenue	$431,912

Pro forma net loss	$(224,370)

(4) GOODWILL
     As of October 31, 2010 and January 31, 2011, Ciena did not have any goodwill on its Consolidated Balance Sheets.
(5) RESTRUCTURING COSTS
     Ciena has committed to certain restructuring actions principally affecting Ciena’s North America global product group and EMEA’s global field and supply chain organizations. On November 16, 2010, Ciena announced a headcount reduction affecting approximately 50 employees in North America related to this restructuring plan. The action in North America resulted in a restructuring charge of $0.8 and the previously announced EMEA action resulted in a restructuring charge of $0.7 in the first quarter of fiscal 2011. The following table sets forth the activity and balance of the restructuring liability accounts for the three months ended January 31, 2011 (in thousands):

		Consolidation
	Workforce	of excess
	reduction	facilities	Total
Balance at October 31, 2010	$1,576	$6,392	$7,968
Additional liability recorded	1,522	—	1,522
Cash payments	(2,112)	(501)	(2,613)

Balance at January 31, 2011	$986	$5,891	$6,877

Current restructuring liabilities	$986	$1,182	$2,168

Non-current restructuring liabilities	$—	$4,709	$4,709

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

     To consolidate Ciena’s global distribution centers and related operations, on February 28, 2011, Ciena proposed changes in its distribution model that may affect 50 to 60 roles related to its supply chain operations and workforce in Monkstown, Northern Ireland. Execution of any specific reorganization or headcount reduction is subject to local legal requirements, including notification and consultation processes with employees and employee representatives. If these proposals move forward, Ciena expects this action to result in a restructuring charge in the range of $2.0 million to $3.0 million in the remainder of fiscal 2011.
(6) MARKETABLE SECURITIES
     As of October 31, 2010 and January 31, 2011, Ciena did not have any investments in marketable debt securities.
(7) FAIR VALUE MEASUREMENTS
     As of the date indicated, the following table summarizes the fair value of assets that are recorded at fair value on a recurring basis (in thousands):

	January 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Embedded redemption feature	$—	$—	$11,350	$11,350

Total assets measured at fair value	$—	$—	$11,350	$11,350

     As of the date indicated, the assets above were presented on Ciena’s Condensed Consolidated Balance Sheet as follows (in thousands):

	January 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Other long-term assets	$—	$—	$11,350	$11,350

Total assets measured at fair value	$—	$—	$11,350	$11,350

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
     As of the dates indicated, the following table sets forth, in thousands, the reconciliation of changes in fair value measurements of Level 3 assets:

Level 3
Balance at October 31, 2010	$34,415
Issuances	—
Settlements	(30,195)
Changes in unrealized gain (loss)	7,130
Transfers into Level 3	—
Transfers out of Level 3	—

Balance at January 31, 2011	$11,350

(8) ACCOUNTS RECEIVABLE
     As of October 31, 2010 and January 31, 2011, no customers accounted for greater than 10% of net trade accounts receivable. Allowance for doubtful accounts was $0.1 million and $0.4 million as of October 31, 2010 and January 31, 2011, respectively. Ciena has not historically experienced a significant amount of bad debt expense.

(9) INVENTORIES
     As of the dates indicated, inventories are comprised of the following (in thousands):

	October 31,	January 31,
	2010	2011
Raw materials	$30,569	$27,618
Work-in-process	6,993	5,346
Finished goods	177,994	186,899
Deferred cost of goods sold	76,830	78,107

	292,386	297,970
Provision for excess and obsolescence	(30,767)	(30,624)

	$261,619	$267,346

     Ciena writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand and market conditions. During the first three months of fiscal 2011, Ciena recorded a provision for excess and obsolescence of $2.6 million, primarily related to changes in forecasted sales for certain products. Deductions from the provision for excess and obsolete inventory relate to disposal activities.
     The following table summarizes the activity in Ciena’s reserve for excess and obsolete inventory for the periods indicated (in thousands):

	Balance at
Three months ended	beginning of			Balance at
January 31,	period	Provisions	Disposals	end of period
2010	$24,002	$950	$1,608	$23,344
2011	$30,767	$2,645	$2,788	$30,624
(10) PREPAID EXPENSES AND OTHER
     As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	October 31,	January 31,
	2010	2011
Prepaid VAT and other taxes	$46,352	$51,494
Deferred deployment expense	6,918	7,205
Product demonstration equipment, net	29,449	41,967
Prepaid expenses	15,087	12,230
Restricted cash	12,994	13,082
Contingent consideration	30,195	—
Other non-trade receivables	6,685	9,080

	$147,680	$135,058

     Prepaid expenses and other as of January 31, 2011 include $42.0 million related to product demonstration equipment, net. Depreciation of product demonstration equipment was $2.1 million for the first three months of fiscal 2011.

(11) EQUIPMENT, FURNITURE AND FIXTURES
     As of the dates indicated, equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,	January 31,
	2010	2011
Equipment, furniture and fixtures	$360,908	$375,737
Leasehold improvements	49,595	50,825

	410,503	426,562
Accumulated depreciation and amortization	(290,209)	(302,606)

	$120,294	$123,956

     Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements was $5.9 million and $12.4 million for the first three months of fiscal 2010 and 2011, respectively.
(12) OTHER INTANGIBLE ASSETS
     As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	October 31,			January 31,
	2010			2011
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangible	Amortization	Intangible	Intangible	Amortization	Intangible
Developed technology	$417,833	$(186,129)	$231,704	$417,833	$(198,195)	$219,638
Patents and licenses	45,388	(45,167)	221	45,388	(45,202)	186
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	323,573	(129,086)	194,487	323,573	(154,122)	169,451

Total other intangible assets	$786,794	$(360,382)	$426,412	$786,794	$(397,519)	$389,275

     The amortization expense of finite-lived other intangible assets was $7.6 million and $37.1 million for the first three months of fiscal 2010 and 2011, respectively. Expected future amortization of finite-lived other intangible assets for the fiscal years indicated is as follows (in thousands):

Period ended October 31,
2011 (remaining nine months)	$59,532
2012	73,564
2013	71,145
2014	56,987
2015	52,714
Thereafter	75,333

$389,275

(13) OTHER BALANCE SHEET DETAILS
     As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	October 31,	January 31,
	2010	2011
Maintenance spares inventory, net	$53,654	$53,252
Deferred debt issuance costs, net	28,853	27,483
Embedded redemption feature	4,220	11,350
Restricted cash	37,796	41,213
Other	5,296	5,173

	$129,819	$138,471

     Deferred debt issuance costs are amortized using the straight line method, which approximates the effect of the effective interest rate method, through the maturity of the related debt. Amortization of debt issuance costs, which is included in interest expense, was $0.6 million and $1.3 million during the first three months of fiscal 2010 and fiscal 2011, respectively.

     As of the dates indicated, accrued liabilities are comprised of the following (in thousands):

	October 31,	January 31,
	2010	2011
Warranty	$54,372	$48,565
Compensation, payroll related tax and benefits	39,391	34,938
Vacation	20,412	21,854
Current restructuring liabilities	2,784	2,168
Interest payable	4,345	10,172
Other	72,690	68,342

	$193,994	$186,039

     The following table summarizes the activity in Ciena’s accrued warranty for the fiscal periods indicated (in thousands):

				Balance at
Three months ended	Beginning			end of
January 31,	Balance	Provisions	Settlements	period
2010	$40,196	3,060	(4,819)	$38,437
2011	$54,372	1,093	(6,900)	$48,565
     During the first quarter of fiscal 2010, Ciena recorded an adjustment to reduce its warranty liability and cost of goods sold by $3.3 million, to correct an overstatement of warranty expenses related to prior periods. The adjustment related to an error in the methodology of computing the annual failure rate used to calculate the warranty accrual. There was no tax impact as a result of this adjustment. Ciena believes this adjustment is not material to its financial statements for prior annual or interim periods.
     As a result of the substantial completion of integration activities related to the MEN Acquisition, Ciena consolidated certain support operations and processes during the first quarter of fiscal 2011, resulting in a reduction in costs to service future warranty obligations. As a result of the lower expected costs, Ciena reduced its warranty liability by $6.9 million, which had the effect of reducing the provisions in the table above.
     As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	October 31,	January 31,
	2010	2011
Products	$31,187	$40,044
Services	73,862	65,432

	105,049	105,476
Less current portion	(75,334)	(78,575)

Long-term deferred revenue	$29,715	$26,901

(14) FOREIGN CURRENCY FORWARD CONTRACTS
     Ciena has previously used, and may in the future use, foreign currency forward contracts to reduce variability in non-U.S. dollar denominated expected cash flows. As of October 31, 2010 and January 31, 2011, there were no foreign currency forward contracts outstanding and Ciena did not enter into any foreign currency forward contracts during the first three months of fiscal 2011.
(15) CONVERTIBLE NOTES PAYABLE
     The following table sets forth, in thousands, the carrying value and the estimated current fair value of Ciena’s outstanding convertible notes:

	January 31, 2011
Description	Carrying Value	Fair Value
0.25% Convertible Senior Notes due May 1, 2013	$216,210	$208,643
4.0% Convertible Senior Notes due March 15, 2015 (1)	376,409	489,332
0.875% Convertible Senior Notes due June 15, 2017	500,000	433,600
3.75% Convertible Senior Notes due October 15, 2018	350,000	455,875

	$1,442,619	$1,587,450

(1)	Includes unamortized bond premium related to embedded redemption feature
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
Numerator

	Quarter Ended January 31,
	2010	2011
Net loss	$(53,333)	$(79,056)

Denominator

	Quarter Ended January 31,
	2010	2011
Basic weighted average shares outstanding	92,321	94,496

Dilutive weighted average shares outstanding	92,321	94,496

EPS

	Quarter Ended January 31,
	2010	2011
Basic EPS	$(0.58)	$(0.84)

Diluted EPS	$(0.58)	$(0.84)

     The following table summarizes the weighted average shares excluded from the calculation of the denominator for Basic and Diluted EPS due to their anti-dilutive effect for the fiscal years indicated (in thousands):

Weighted average shares excluded from EPS	Quarter Ended January 31,
Denominator due to anti-dilutive effect	2010	2011
Shares underlying stock options, restricted stock units and warrants	7,494	6,447
0.25% Convertible Senior Notes due May 1, 2013	7,539	5,470
4.0% Convertible Senior Notes due March 15, 2015	—	18,396
0.875% Convertible Senior Notes due June 15, 2017	13,108	13,108
3.75% Convertible Senior Notes due October 15, 2018	—	17,355

Total excluded due to anti-dilutive effect	28,141	60,776

(17) SHARE-BASED COMPENSATION EXPENSE
     Ciena grants equity awards under its 2008 Omnibus Incentive Plan (“2008 Plan”) and 2003 Employee Stock Purchase Plan (“ESPP”). These plans were approved by shareholders and are described in Ciena’s annual report on Form 10-K. In connection with its acquisition of the MEN Business, Ciena also adopted the 2010 Inducement Equity Award Plan (“2010 Plan”), pursuant to which it has made awards to eligible persons as described below.
2008 Plan
     Ciena has previously granted stock options and restricted stock units under its 2008 Plan. Pursuant to Board and stockholder approval, effective April 14, 2010, Ciena amended its 2008 Plan to (i) increase the number of shares available for issuance by five million shares; and (ii) reduce from 1.6 to 1.31 the fungible share ratio used for counting full value awards, such as restricted stock units, against the shares remaining available under the 2008 Plan. As of January 31, 2011, there were approximately 4.1 million shares authorized and remaining available for issuance under the 2008 Plan.
2010 Inducement Equity Award Plan
     On December 8, 2009, the Compensation Committee of the Board of Directors approved the 2010 Plan. The 2010 Plan is intended to enhance Ciena’s ability to attract and retain certain key employees transferred to Ciena in connection with its acquisition of the MEN Business. The 2010 Plan authorizes the issuance of restricted stock or restricted stock units representing up to 2.25 million shares of Ciena common stock. Upon the March 19, 2011 termination of the 2010 Plan, any shares then remaining available shall cease to be available for issuance under the 2010 Plan or any other existing Ciena equity incentive plan. As of January 31, 2011, there were approximately 0.8 million shares authorized and available for issuance under the 2010 Plan.
     Stock Options
     Outstanding stock option awards to employees are generally subject to service-based vesting restrictions and vest incrementally over a four-year period. The following table is a summary of Ciena’s stock option activity for the periods indicated (shares in thousands):

	Shares
	Underlying	Weighted
	Options	Average
	Outstanding	Exercise Price
Balance as of October 31, 2010	5,002	$40.96
Granted	—	—
Exercised	(229)	15.01
Canceled	(123)	107.86

Balance as of January 31, 2011	4,650	$40.47

     The total intrinsic value of options exercised during the first three months of fiscal 2010 and fiscal 2011, was $0.3 million and $1.4 million, respectively. The weighted average fair value of each stock option granted by Ciena during the first three months of fiscal 2010 was $6.91. There were no stock options granted by Ciena during the first three months of fiscal 2011.

     The following table summarizes information with respect to stock options outstanding at January 31, 2011, based on Ciena’s closing stock price of $23.50 per share on the last trading day of Ciena’s first fiscal quarter of 2011 (shares and intrinsic value in thousands):

			Options Outstanding at January 31, 2011				Vested Options at January 31, 2011
				Weighted				Weighted
				Average				Average
				Remaining	Weighted			Remaining	Weighted
Range of			Number	Contractual	Average	Aggregate	Number	Contractual	Average	Aggregate
Exercise			of	Life	Exercise	Intrinsic	of	Life	Exercise	Intrinsic
Price			Shares	(Years)	Price	Value	Shares	(Years)	Price	Value
$0.01	-	$16.52	725	5.94	$11.15	$8,952	553	5.21	$11.47	$6,651
$16.53	-	$17.43	408	4.61	17.20	2,570	387	4.45	17.20	2,437
$17.44	-	$22.96	381	4.22	21.76	663	360	4.04	21.84	599
$22.97	-	$31.71	1,378	3.91	29.43	—	1,326	3.79	29.47	—
$31.72	-	$46.90	840	5.27	39.36	—	735	5.05	39.59	—
$46.91	-	$73.78	435	1.84	59.74	—	435	1.84	59.74	—
$73.79	-	$586.25	483	0.68	135.09	—	483	0.68	135.09	—

$0.01	-	$586.25	4,650	4.03	$40.47	$12,185	4,279	3.72	$42.12	$9,687

     Assumptions for Option-Based Awards
     Ciena recognizes the fair value of service-based options as share-based compensation expense on a straight-line basis over the requisite service period. Ciena did not grant any option-based awards during the first quarter of fiscal 2011. During the first quarter of fiscal 2010, Ciena estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

Quarter
Ended
January 31,
2010
Expected volatility	61.9%
Risk-free interest rate	2.4 - 2.9%
Expected life (years)	5.3 - 5.5
Expected dividend yield	0.0%
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

		Weighted
		Average
	Restricted	Grant Date	Aggregate
	Stock Units	Fair Value	Intrinsic
	Outstanding	Per Share	Value
Balance as of October 31, 2010	5,191	$13.81	$71,681
Granted	1,510
Vested	(507)
Canceled or forfeited	(313)

Balance as of January 31, 2011	5,881	$15.16	$89,119

     The total fair value of restricted stock units that vested and were converted into common stock during the first three months of fiscal 2010 and fiscal 2011 was $5.4 million and $10.8 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena during the first three months of fiscal 2010 and fiscal 2011 was $11.01 and $19.25, respectively.
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
2003 Employee Stock Purchase Plan
     In March 2003, Ciena stockholders approved the 2003 Employee Stock Purchase Plan (the “ESPP”), which has a ten-year term. Ciena stockholders subsequently approved an amendment increasing the number of shares available to 3.6 million and adopting an “evergreen” provision. On December 31 of each year, the number of shares available under the ESPP will increase by up to 0.6 million shares, provided that the total number of shares available at that time shall not exceed 3.6 million. Under the ESPP, eligible employees may enroll in a six-month offer period during certain open enrollment periods. The six-month offer periods begin on December 21 and June 21 of each year with an initial stub period running from October 1, 2010 through December 20, 2010. The purchase price is equal to 85% of the lower of the fair market value of Ciena common stock on the day preceding each offer period or the last day of each offer period. The current ESPP is considered compensatory for purposes of share-based compensation expense. During the first quarter of fiscal 2011, Ciena estimated the fair value of each ESPP option on the first date of the offer period using the Black-Scholes option-pricing model, with the following weighted average assumptions:

Quarter
Ended
January 31,
2011
Expected volatility	39.8 - 49.1%
Risk-free interest rate	.19 - .64%
Expected life (years)	.25 - .50
Expected dividend yield	0.0%
     The following table is a summary of ESPP activity and shares available for issuance for the periods indicated (shares and intrinsic value in thousands):

	ESPP shares available	Intrinsic value at stock
	for issuance	issuance date
Balance as of October 31, 2010	3,498
Issued on December 20, 2010	(139)	$1,117
Evergreen at December 31, 2010	212

Balance as of January 31, 2011	3,571

Share-Based Compensation Expense for Periods Reported
     The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended January 31,
	2010	2011
Product costs	$379	$574
Service costs	430	503

Share-based compensation expense included in cost of sales	809	1,077

Research and development	2,387	2,571
Sales and marketing	2,458	2,991
General and administrative	2,576	3,001
Acquisition and integration costs	—	160

Share-based compensation expense included in operating expense	7,421	8,723

Share-based compensation expense capitalized in inventory, net	52	64

Total share-based compensation	$8,282	$9,864

     As of January 31, 2011, total unrecognized compensation expense was $77.0 million: (i) $3.8 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 0.7 year; and (ii) $73.1 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.7 years.
(18) COMPREHENSIVE LOSS
     The components of comprehensive loss were as follows for the periods indicated (in thousands):

	Quarter Ended January 31,
	2010	2011
Net loss	$(53,333)	$(79,056)
Change in unrealized gain (loss) on available-for-sale securities	(186)	183
Change in accumulated translation adjustments	(633)	(432)

Total comprehensive loss	$(54,152)	$(79,305)

(19) SEGMENT AND ENTITY WIDE DISCLOSURES
Segment Reporting
     Ciena’s segments are discussed in the following product and service groupings:
•	Packet-Optical Transport — includes optical transport solutions that increase network capacity and enable more rapid delivery of a broader mix of high-bandwidth services. These products are used by network operators to facilitate the cost effective and efficient transport of voice, video and data traffic in core networks, as well as regional, metro and access networks. Our principal products in this segment include the ActivFlex 6500 Packet-Optical Platform (ActivFlex 6500); ActivFlex 6110 Multiservice Optical Platform (ActivFlex 6110); ActivSpan 5200 (ActivSpan 5200); ActivSpan Common Photonic Layer (CPL); Optical Multiservice Edge 1000 series (OME 1000); and Optical Metro 3500 (OM 3500) from the MEN Business. This segment includes sales of our ActivSpan 4200® FlexSelect®Advanced Services Platform (ActivSpan 4200) and our Corestream® Agility Optical Transport System (Corestream) from Ciena’s pre-acquisition portfolio. This segment also includes sales from legacy SONET/SDH products and legacy data networking products, as well as certain enterprise-oriented transport solutions that support storage and LAN extension, interconnection of data centers, and virtual private networks. This segment also includes operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations.
•	Packet-Optical Switching — includes optical switching platforms that enable automated optical infrastructures for the delivery of a wide variety of enterprise and consumer-oriented network services. Our principal products in this segment include our CoreDirector® Multiservice Optical Switch, CoreDirector FS; and our ActivEdge 5430 Reconfigurable Switching System, our packet-oriented configuration for the 5400 family. These products include multiservice, multi-protocol switching systems that consolidate the functionality of an add/drop multiplexer, digital cross-connect and packet switch into a single, high-capacity intelligent switching system. These products address both the core and metro segments of communications networks and support key managed service services, Ethernet/TDM Private Line, Triple Play and IP services. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations.
•	Carrier Ethernet Service Delivery — includes the ActivEdge 3900 family of service delivery switches and service aggregation switches, as well as the ActivEdge 5000 series and ActivFlex 5410 Service Aggregation Switch. These products support the access and aggregation tiers of communications networks and have principally been deployed to support wireless backhaul infrastructures and business data services. Employing sophisticated Carrier Ethernet switching technology, these products deliver quality of service capabilities, virtual local area networking and switching functions, and carrier-grade operations, administration, and maintenance features. This segment includes the metro Ethernet routing switch (MERS) product line from the MEN Business and our legacy broadband products, including our CNX-5 Broadband DSL System (CNX-5), that transitions legacy voice networks to support Internet-based (IP) telephony, video services and DSL. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations.
•	Software and Services — includes our integrated network and service management software designed to automate and simplify network management and operation, while increasing network performance and functionality. These software solutions can track individual services across multiple product suites, facilitating planned network maintenance, outage detection and identification of customers or services affected by network troubles. This segment also includes a broad range of consulting and support services, including installation and deployment, maintenance support, consulting, network design and training activities. Except for revenue from the software portion of this segment, which is included in product revenue, revenue from this segment is included in services revenue on the Condensed Consolidated Statement of Operations.
Reportable segment asset information is not disclosed because it is not reviewed by the chief operating decision maker for purposes of evaluating performance and allocating resources.
     The table below (in thousands, except percentage data) sets forth Ciena’s segment revenue for the respective periods:

	Quarter Ended January 31,
	2010	%*	2011	%*
Revenue:
Packet-Optical Transport	$83,470	47.5	$286,481	66.1
Packet-Optical Switching	23,398	13.3	35,274	8.1
Carrier Ethernet Service Delivery	40,439	23.0	27,628	6.4
Software and Services	28,569	16.2	83,925	19.4

Consolidated revenue	$175,876	100.0	$433,308	100.0

*	Denotes % of total revenue
Segment Profit (Loss)
     Segment profit (loss) is determined based on internal performance measures used by the chief executive officer to assess the performance of each operating segment in a given period. In connection with that assessment, the chief executive officer excludes the following items: selling and marketing costs; general and administrative costs; acquisition and integration costs; amortization of intangible assets; restructuring costs; change in fair value of contingent consideration; interest and other income (net), interest expense, equity investment gains or losses and provisions (benefit) for income taxes.
     The table below (in thousands) sets forth Ciena’s segment profit (loss) and the reconciliation to consolidated net income (loss) during the respective periods:

	Quarter Ended January 31
	2010	2011
Segment profit (loss):
Packet-Optical Transport	$20,123	$39,026
Packet-Optical Switching	(2,038)	12,877
Carrier Ethernet Service Delivery	8,882	2,393
Software and Services	3,160	18,420

Total segment profit (loss)	30,127	72,716

Other non performance items:
Selling and marketing	(34,237)	(57,092)
General and administrative	(12,763)	(38,314)
Acquisition and integration costs	(27,031)	(24,185)
Amortization of intangible assets	(5,981)	(28,784)
Restructuring costs	21	(1,522)
Change in fair value of contingent consideration	—	3,289
Interest and other financial charges, net	(2,601)	(3,285)
(Provision) benefit for income taxes	(868)	(1,879)

Consolidated net income (loss)	$(53,333)	$(79,056)

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

	Quarter Ended January 31,
	2010	%*	2011	%*
United States	$123,912	70.4	$220,349	50.9
Canada	n/a	—	44,485	10.3
United Kingdom	18,590	10.6	n/a	—
Other International	33,374	19.0	168,474	38.8

Total	$175,876	100.0	$433,308	100.0

n/a	Denotes revenue representing less than 10% of total revenue for the period

*	Denotes % of total revenue
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

	October 31,		January 31,
	2010	%*	2011	%*
United States	$63,675	52.9	$63,732	51.4
Canada	45,103	37.5	47,831	38.6
Other International	11,516	9.6	12,393	10.0

Total	$120,294	100.0	$123,956	100.0

*	Denotes % of total equipment, furniture and fixtures
     For the periods below, customers accounting for at least 10% of Ciena’s revenue were as follows (in thousands, except percentage data):

	Quarter Ended January 31,
	2010	%*	2011	%*
Company A	$42,515	24.2	$60,837	14.1
Company B	n/a	—	47,822	11.0

Total	$42,515	24.2	$108,659	25.1

n/a	Denotes revenue representing less than 10% of total revenue for the period

*	Denotes % of total revenue
(20) CONTINGENCIES
Foreign Tax Contingencies
     Ciena has received assessment notices from the Mexican tax authorities asserting deficiencies in payments between 2001 and 2005 related primarily to income taxes and import taxes and duties. Ciena has filed judicial petitions appealing these assessments. As of October 31, 2010 and January 31, 2011, Ciena had accrued liabilities of $1.4 million and $1.5 million, respectively, related to these contingencies, which are reported as a component of other current accrued liabilities. As of January 31, 2011, Ciena estimates that it could be exposed to possible losses of up to $5.8 million, for which it has not accrued liabilities. Ciena has not accrued the additional income tax liabilities because it does not believe that such losses are more likely than not to be incurred. Ciena has not accrued the additional import taxes and duties because it does not believe the incurrence of such losses are probable. Ciena continues to evaluate the likelihood of probable and reasonably possible losses, if any, related to these assessments. As a result, future increases or decreases to accrued liabilities may be necessary and will be recorded in the period when such amounts are estimable and more likely than not (for income taxes) or probable (for non-income taxes).
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
     As a result of its June 2002 merger with ONI Systems Corp., Ciena became a defendant in a securities class action lawsuit filed in the United States District Court for the Southern District of New York in August 2001. The complaint named ONI, certain former ONI officers, and certain underwriters of ONI’s initial public offering (IPO) as defendants, and alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements in ONI’s registration statement and by engaging in manipulative practices to artificially inflate ONI’s stock price after the IPO. The complaint also alleges that ONI and the named former officers violated the securities laws by failing to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The former ONI officers have been dismissed from the action without prejudice. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. On October 6, 2009, the Court entered an opinion granting final approval to a settlement among the plaintiffs, issuer defendants and underwriter defendants, and directing that the Clerk of the Court close these actions. Notices of appeal of the opinion granting final approval have been filed. A description of this litigation and the history of the proceedings can be found in “Item 3. Legal Proceedings” of Part I of Ciena’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 2010. No specific amount of damages has been claimed in this action. Due to the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain.
     In addition to the matters described above, Ciena is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. Ciena does not expect that the ultimate costs to resolve these matters will have a material effect on its results of operations, financial position or cash flows.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Some of the statements contained, or incorporated by reference, in this quarterly report discuss future events or expectations, contain projections of results of operations or financial condition, changes in the markets for our products and services, or state other “forward-looking” information. Ciena’s “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. You should be aware that these statements only reflect our current predictions and beliefs. These statements are subject to known and unknown risks, uncertainties and other factors, and actual events or results may differ materially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed throughout this report, particularly in Item 1A “Risk Factors” of Part II of this report below. You should review these risk factors and the rest of this quarterly report in combination with the more detailed description of our business and management’s discussion and analysis of financial condition in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on December 22, 2010, for a more complete understanding of the risks associated with an investment in Ciena’s securities. Ciena undertakes no obligation to revise or update any forward-looking statements.
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

     We are a network specialist targeting the transition of disparate, legacy communications networks to converged, next-generation architectures that are optimized to handle increased traffic volumes and deliver more efficiently a broader mix of high-bandwidth communications services. Our communications networking products, through their embedded software and our network management software suites, enable network operators to efficiently and cost-effectively deliver critical enterprise and consumer-oriented communication services. Together with our comprehensive design, implementation and support services, our networking solutions offering seeks to enable software-defined, automated networks that address the business challenges, communications infrastructure requirements and service delivery needs of our customers. Our customers face a challenging and rapidly changing environment that requires their networks be robust enough to address increasing capacity needs from a growing set of consumer and business applications, and flexible enough to quickly adapt to execute new business strategies and support the delivery of innovative, revenue-creating services. By improving network productivity and automation, reducing network costs and providing flexibility to enable differentiated service offerings, our networking solutions offering creates business and operational value for our customers.
Acquisition of Nortel Metro Ethernet Networks Business (the “MEN Acquisition”)
     On March 19, 2010, we completed our acquisition of substantially all of the optical networking and Carrier Ethernet assets of Nortel’s Metro Ethernet Networks business (the “MEN Business”) for a purchase price of $676.8 million. See Note 3 to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.
     Integration Activities and Costs
     Given the relative size of the MEN Business and the structure of the MEN Acquisition as an asset carve-out from Nortel, our integration activities have been costly and complex. From the date of the acquisition through the first quarter of fiscal 2011, we have incurred $125.6 million in transaction, consulting and third party service fees, $10.0 million in severance expense, and an additional $16.5 million, primarily related to purchases of capitalized information technology equipment. We have also incurred inventory obsolescence charges and may incur additional expenses related to, among other things, facilities restructuring. We anticipate that we will incur approximately $26 million to $30 million in additional integration costs during the remainder of fiscal 2011. Any material delays or difficulties in integrating the MEN Business or additional, unanticipated expense may harm our business and results of operations.
     Since the closing of the MEN Acquisition, we have also incurred significant transition services expense related to operational and business support services performed by an affiliate of Nortel. These services have included finance and accounting functions, supply chain and logistics management, maintenance and product support services, order management and fulfillment, trade compliance, and information technology services. We have also incurred, and expect to continue to incur through the second quarter of fiscal 2011, additional operating expense as we reduce our reliance upon transition support services. The wind down and transfer of critical transition services is a complex undertaking that presents a number of operational risks that could adversely affect our business and results of operations. By way of example, we integrated the MEN Business operations onto a single, Ciena enterprise resource planning system during the second quarter of fiscal 2011. While this system transition will significantly reduce our reliance upon transition services in future periods, accomplishing this important integration achievement necessitated a temporary shut-down of supply chain operations early in our second quarter of fiscal 2011, which may impact our operations and results for that period.
     Restructuring Activities
     Since the MEN Acquisition, we have undertaken a number of restructuring activities intended to reduce operating expense and better align our workforce and operating costs with market opportunities and product development and business strategies for the combined operations. On November 16, 2010, we announced a headcount reduction affecting approximately 50 employees, principally in our global product group in North America. During the first quarter of fiscal 2011, we incurred approximately $1.5 million in restructuring costs related to this action and the previously announced restructuring activities in EMEA. To consolidate our global distribution centers and related operations, on February 28, 2011, we proposed changes in our distribution model that may affect 50 to 60 roles related to our supply chain operations and workforce in Monkstown, Northern Ireland. Execution of any specific reorganization or headcount reduction is subject to local legal requirements, including notification and consultation processes with employees and employee representatives. If these proposals move forward, we expect this action to result in a restructuring charge in the range of $2.0 million to $3.0 million in the remainder of fiscal 2011. As we look to manage operating expense and complete integration activities for the combined operations, we will continue to assess the allocation of our headcount and other resources toward key growth opportunities for our business and evaluate additional cost reduction measures.

     Effect of MEN Acquisition upon Results of Operations and Financial Condition
     Due to the relative scale of its operations, the MEN Acquisition has materially affected our operations, financial results and liquidity. Our revenue and operating expense have increased materially compared to periods prior to the MEN Acquisition. As a result of the MEN Acquisition, we recorded $492.4 million in other intangible assets that will be amortized over their useful lives and increase our operating expense. See “Critical Accounting Policies and Estimates- Long-lived Assets” below for information relating to these items. Under acquisition accounting rules, we revalued the acquired finished goods inventory of the MEN Business to fair value upon closing. This revaluation increased marketable inventory carrying value by $62.3 million, of which $48.0 million and $9.6 million was recognized in cost of goods sold during fiscal 2010 and the first quarter of fiscal 2011 respectively, adversely affecting our gross margin. See Note 3 of the Condensed Consolidated Financial Statements found under Item 1 of this report. These and other effects on our financial statements described below and elsewhere in this report may make period to period comparisons difficult.
Competitive Landscape
     We continue to encounter a competitive marketplace, in part, due to our increased market share, technology leadership and global presence resulting from the MEN Acquisition. Following the MEN Acquisition, we have experienced increased customer activity and been afforded increased consideration and opportunities to participate in competition for network builds and upgrades, including in emerging geographies and new markets or applications for our products. For example, we have made early progress in the sale of our products for application in submarine networks and with sales to customers in the Middle East. Securing opportunities in new markets or geographies often requires that we agree to aggressive or less favorable commercial terms and conditions, including pricing that adversely affects gross margins, or financial commitments, that may require collateralized standby letters of credit resulting in an increase in our restricted cash. Competition has also intensified as we and our competitors more aggressively seek to secure market share, particularly in connection with new network build opportunities, and displace incumbent equipment vendors at large carrier customers. We expect this level of competition, particularly in North America, to continue and potentially increase, as larger, foreign equipment vendors seek to gain entry into the U.S. market, and other competitors seek to retain incumbent positions with customers.
Strategy
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
     We believe our solutions portfolio is particularly well positioned to address the networking and business priorities of our customers within these market dynamics and a sensitive capital expenditure environment. Key components of our corporate strategy to capitalize on these market opportunities are set forth below:
     Maintain and extend technology leadership in converged optical Ethernet networking to drive sales across product portfolio. We intend to extend our technology leadership and leverage our next generation, coherent transport technology to drive sales of our Packet-Optical Switching and Carrier Ethernet Service Delivery products. We intend to expand our data-optimized, ActivFlex 5400 family of Reconfigurable Switching Systems, to enable an end-to-end Optical Transport Network (OTN) and Ethernet-based architecture that offers better cost per bit, more flexibility, and higher reliability for network operators. We also seek to expand our Carrier Ethernet Service Delivery portfolio, including high-capacity (terabit scale) Ethernet metro aggregation switches, for mobile backhaul and business Ethernet services. We also intend to enhance our embedded and network management software to create a common network management software platform across our expanded product portfolio and enable service level management across network layers, rapid service provisioning and increased automation.
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
     Expand our geographic reach. We seek to build upon the broader global presence of our business provided by the MEN Acquisition through expansion of our geographic reach and market share in growing markets including Brazil, the Middle East, Russia and India. We intend to penetrate new geographies through a combination of direct resources and third party channels, such as resellers, service providers and integrators, for marketing, selling and distributing our solutions. We also intend, through cross-selling and other sales initiatives, to increase sales of our Packet-Optical Switching and Carrier Ethernet Service Delivery products in international markets. We also seek to build the Ciena brand globally through additional marketing initiatives.

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
     Successfully complete the integration of the MEN Business and achieve desired operating leverage. We remain focused on the successful completion of remaining integration activities. A number of these are complex, including the rationalization of our supply chain, third party manufacturers and facilities, the development of a common network management system across our integrated portfolio, and the winding down of transition services. We seek to leverage the longer-term opportunities, including improved operating efficiencies and leverage, presented by these activities.
Financial Results
     Revenue for the first quarter of fiscal 2011 was $433.3 million, which represented a sequential increase of 3.8% from $417.6 million in the fourth quarter of fiscal 2010. Additional revenue-related details reflecting sequential changes in quarterly revenue from the fourth quarter of fiscal 2010 include:
•	Product revenue for the first quarter of fiscal 2011 increased by $11.0 million, principally reflecting increases of $13.9 million in Packet-Optical Switching revenue and $4.1 million in Packet-Optical Transport revenue. These increases were partially offset by decreases of $4.6 million in sales of integrated network and service management software and $2.4 million in sales of Carrier Ethernet Service Delivery products.
•	Service revenue for the first quarter of fiscal 2011 increased by $4.7 million.
•	Revenue from the United States for the first quarter of fiscal 2011 was $220.3 million, an increase from $210.1 million in the fourth quarter of fiscal 2010.
•	International revenue for the first quarter of fiscal 2011 was $213.0, an increase from $207.6 million in the fourth quarter of fiscal 2010.
•	As a percentage of revenue, international revenue was 49.1% during the first quarter of fiscal 2011, a slight decrease from 49.7% during the fourth quarter of fiscal 2010.
•	For the first quarter of fiscal 2011, two customers accounted for greater than 10% of revenue, representing 25.1% of total revenue. This compares to one customer that accounted for 15.2% of total revenue in the fourth quarter of fiscal 2010.
     Gross margin for the first quarter of fiscal 2011 was 38.9%, a decrease from 40.3% in the fourth quarter of fiscal 2010. Gross margin for the first quarter of fiscal 2011 was adversely affected by sales of lower margin common equipment within our Packet-Optical Transport product segment as part of our strategy to gain new customers, enter new markets or capture market share for our 40G and 100G coherent optical transport technology.
     Operating expense was $242.4 million for the first quarter of fiscal 2011, a decrease from $249.6 million in the fourth quarter of fiscal 2010. First quarter operating expense reflects lower costs associated with research and development, variable sales compensation, amortization of intangible assets and restructuring. These lower costs were partially offset by increases in general and administrative expense, acquisition and integration expense and a lower gain related to our contingent refund right associated with the Carling lease describe below.
     Our loss from operations for the first quarter of fiscal 2011 was $73.9 million. This compares to an $81.2 million loss from operations during the fourth quarter of fiscal 2010. Our net loss for the first quarter of fiscal 2011 was $79.1 million, or $0.84 per share. This compares to a net loss of $80.3 million, or $0.86 per share, for the fourth quarter of fiscal 2010. These losses continue to reflect the effect of acquisition and integration costs and transaction service expense, the magnitude and timing of which is described above.

     During the first quarter of fiscal 2011, we received $33.5 million related to the early termination of the Carling lease, of which $17.1 million reduced cash used from operations below and $16.4 million reduced cash used in investing activities. We used $63.7 million in cash from operations during the first quarter of fiscal 2011, consisting of $20.1 million from net losses (adjusted for non-cash charges) and $43.6 million in cash used for changes in working capital. Use of cash for the first quarter of fiscal 2011 reflects cash payments of $24.5 million of acquisition and integration-related expense and restructuring costs, of which $25.7 million was reflected in net losses (adjusted for non-cash charges) and $1.2 million was reflected in changes in working capital. This compares with the use of $25.8 million in cash from operations during the fourth quarter of fiscal 2010, consisting of $27.8 million from net losses (adjusted for non-cash charges) and cash provided of $2.0 million from changes in working capital. Use of cash for the fourth quarter of fiscal 2010 reflects cash payments of $12.7 million associated with acquisition and integration-related expense and restructuring costs, of which $22.6 million was reflected in net losses (adjusted for non-cash charges) and $9.9 million was reflected in changes in working capital.
     As of January 31, 2011, we had $625.8 million in cash and cash equivalents. This compares to $688.7 million in cash and cash equivalents at October 31, 2010.
     As of January 31, 2011, headcount was 4,254, an increase from 4,201 at October 31, 2010 and 2,197 at January 31, 2010.
Consolidated Results of Operations
     Our results of operations for the first quarter of 2010 do not include the operations of the MEN Business as the MEN Acquisition was completed on March 19, 2010. Our internal organizational structure and the management of our business and results of operations are presented based upon the following operating segments:
•	Packet-Optical Transport — includes optical transport solutions that increase network capacity and enable more rapid delivery of a broader mix of high-bandwidth services. These products are used by network operators to facilitate the cost effective and efficient transport of voice, video and data traffic in core networks, as well as regional, metro and access networks. Our principal products in this segment include the ActivFlex 6500 Packet-Optical Platform (ActivFlex 6500); ActivFlex 6110 Multiservice Optical Platform (ActivFlex 6110); ActivSpan 5200 (ActivSpan 5200); ActivSpan Common Photonic Layer (CPL); Optical Multiservice Edge 1000 series (OME 1000); and Optical Metro 3500 (OM 3500) from the MEN Business. This segment includes sales of our ActivSpan 4200® FlexSelect®Advanced Services Platform (ActivSpan 4200) and our Corestream® Agility Optical Transport System (Corestream) from Ciena’s pre-acquisition portfolio. This segment also includes sales from legacy SONET/SDH products and legacy data networking products, as well as certain enterprise-oriented transport solutions that support storage and LAN extension, interconnection of data centers, and virtual private networks. This segment also includes operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations.
•	Packet-Optical Switching — includes optical switching platforms that enable automated optical infrastructures for the delivery of a wide variety of enterprise and consumer-oriented network services. Our principal products in this segment include our CoreDirector® Multiservice Optical Switch, CoreDirector FS; and our ActivEdge 5430 Reconfigurable Switching System, our packet-oriented configuration for the 5400 family. These products include multiservice, multi-protocol switching systems that consolidate the functionality of an add/drop multiplexer, digital cross-connect and packet switch into a single, high-capacity intelligent switching system. These products address both the core and metro segments of communications networks and support key managed service services, Ethernet/TDM Private Line, Triple Play and IP services. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations.
•	Carrier Ethernet Service Delivery — includes the ActivEdge 3900 family of service delivery switches and service aggregation switches, as well as the ActivEdge 5000 series and ActivFlex 5410 Service Aggregation Switch. These products support the access and aggregation tiers of communications networks and have principally been deployed to support wireless backhaul infrastructures and business data services. Employing sophisticated Carrier Ethernet switching technology, these products deliver quality of service capabilities, virtual local area networking and switching functions, and carrier-grade operations, administration, and maintenance features. This segment includes the metro Ethernet routing switch (MERS) product line from the MEN Business and our legacy broadband products, including our CNX-5 Broadband DSL System (CNX-5), that transitions legacy voice networks to support Internet-based (IP) telephony, video services and DSL. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations.
•	Software and Services — includes our integrated network and service management software designed to automate and simplify network management and operation, while increasing network performance and functionality. These software solutions can track individual services across multiple product suites, facilitating planned network maintenance, outage detection and identification of customers or services affected by network troubles. This segment also includes a broad range of consulting and support services, including installation and deployment, maintenance support, consulting, network design and training activities. Except for revenue from the software portion of this segment, which is included in product revenue, revenue from this segment is included in services revenue on the Condensed Consolidated Statement of Operations.
Quarter ended January 31, 2010 compared to the quarter ended January 31, 2011
Revenue
     The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Quarter Ended January 31,				Increase
	2010	%*	2011	%*	(decrease)	%**
Revenue:
Packet-Optical Transport	$83,470	47.5	$286,481	66.1	$203,011	243.2
Packet-Optical Switching	23,398	13.3	35,274	8.1	11,876	50.8
Carrier Ethernet Service Delivery	40,439	23.0	27,628	6.4	(12,811)	(31.7)
Software and Services	28,569	16.2	83,925	19.4	55,356	193.8

Consolidated revenue	$175,876	100.0	$433,308	100.0	$257,432	146.4

*	Denotes % of total revenue

**	Denotes % change from 2010 to 2011
•	Packet-Optical Transport revenue for the first quarter of fiscal 2011 reflects the addition of $223.1 million in revenue from the MEN Business, including $148.9 million from sales of our ActivFlex 6500, largely driven by service provider demand for high-capacity, optical transport, including coherent 40G and 100G network infrastructures. Packet-Optical Transport revenue also benefited from the addition of $36.5 million of ActivSpan 5200, $10.5 million of ActivFlex 6110, $9.9 million of CPL, and $17.5 million in legacy transport products from the MEN Business. These increases were offset by year-over-year revenue decreases of $9.6 million in Corestream and $7.7 million in ActivSpan 4200.
•	Packet-Optical Switching revenue increased reflecting a $10.3 million increase in CoreDirector revenue and $1.6 million from initial sales of ActivFlex 5430, our ultra high-capacity, multi-terabit platform that can be configured to support any mix of OTN, SONET/SDH and Ethernet/MPLS. Packet-Optical Switching revenue has historically reflected sales of our CoreDirector platform, which has a concentrated customer base. Our Packet-Optical Switching revenue reflects the initial stages of the platform transition to the ActivFlex 5430 switching system. As a result of these factors, revenue for this segment can fluctuate considerably depending upon individual customer purchasing decisions.
•	Carrier Ethernet Service Delivery revenue decreased reflecting a $20.3 million decrease in sales of our ActivEdge 3900 service-delivery switches and ActivEdge 5000 service aggregation switches. Carrier Ethernet Service Delivery revenue benefited from $6.3 million in initial revenue from the introduction of ActivEdge 5410 Service Aggregation Switch, our high-capacity, Carrier Ethernet configuration for the 5400 family to support wireless backhaul, Ethernet business services, and residential broadband applications. Segment revenue also benefited from the addition of $3.2 million in sales of the MERS product line. Quarterly revenue for these products remains subject to fluctuation due to customer concentration and the effect of the timing of customer buying cycles for the relatively nascent technology adoption of our next-generation products within this segment.
•	Software and Services revenue increased primarily due to the addition of approximately $50.3 million in segment revenue from the MEN Business. On a combined basis, increased segment revenue reflects increases of $38.1 million in maintenance support revenue, $15.1 million in installation, deployment and consulting services.

     Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Quarter Ended January 31,				Increase
	2010	%*	2011	%*	(decrease)	%**
United States	$123,912	70.4	$220,349	50.9	$96,437	77.8
International	51,964	29.6	212,959	49.1	160,995	309.8

Total	$175,876	100.0	$433,308	100.0	$257,432	146.4

*	Denotes % of total revenue

**	Denotes % change from 2010 to 2011
•	United States revenue increased primarily due to a $75.0 million increase in sales of Packet-Optical Transport products, an $8.3 million increase in Packet-Optical Switching revenue, and a $27.6 million increase in services revenue. Increased Packet-Optical Transport and services revenue principally reflect the addition of the MEN Business. These increases offset a $14.3 million decrease in Carrier Ethernet Service Delivery sales.
•	International revenue increased primarily due to a $128.1 million increase in Packet-Optical Transport revenue, a $26.5 million increase in services revenue, and a $3.5 million increase in sales of Packet-Optical Switching products. Increased Packet-Optical Transport and services revenue principally reflect the addition of the MEN Business.
     While our concentration in revenue has lessened somewhat as a result of the MEN Acquisition, a sizable portion of our revenue continues to come from sales to a small number of service providers, particularly within our Packet-Optical Switching and Carrier-Ethernet Service Delivery businesses. As a result, our results are significantly affected by spending levels and the business challenges encountered by our largest customers. Moreover, our contracts do not have terms that obligate these customers to purchase any minimum or specific amounts of equipment or services. Our concentration of revenue can be adversely affected by consolidation activity among our large customers. In addition, some of our customers are pursuing efforts to outsource the management and operation of their networks, or have indicated a procurement strategy to reduce the number of vendors from which they purchase equipment, which could further affect our concentration of revenue where we participate in these efforts. For the first quarter of fiscal 2011, two customers accounted for greater than 10% of revenue, representing 25.1% of total revenue. This compares to one customer that accounted for 24.2% of total revenue in the first quarter of fiscal 2010.
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
     Gross profit as a percentage of revenue, or “gross margin,” continues to be susceptible to quarterly fluctuation due to a number of factors. Gross margin can vary significantly depending upon the mix and concentration of revenue by segment or product line, the concentration of lower margin common equipment sales within a segment or product line, geographic mix and the mix of customers and services in a given fiscal quarter. Gross margin can also be affected by our introduction of new products, charges for excess and obsolete inventory, changes in warranty costs and sales volume. Gross margin can also be adversely affected by the competitive environment and level of pricing pressure we encounter. The combination of the recent period of uncertain market conditions, recent constraints on customer capital expenditures and increased competition has resulted in a heightened customer focus on pricing and return on network investment, as customers address network traffic growth and strive to increase revenue and profit. Our exposure to pricing pressure has been most severe in metro and core applications for our Packet-Optical Transport platforms, which we expect will comprise a greater percentage of our overall revenue as a result of the MEN Acquisition. As a result, and in an effort to retain or secure customers, enter new markets or capture market share, in the past we have and in the future we may agree to pricing or other unfavorable commercial terms that result in lower or negative gross margins on a particular order or group of orders. These arrangements would adversely affect our gross margins and results of operations. We expect that gross margins will also be subject to fluctuation based on our level of success in driving cost reductions and rationalizing our supply chain and third party contract manufacturers as part of the MEN Acquisition integration activities.

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
     The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Quarter Ended January 31,				Increase
	2010	%*	2011	%*	(decrease)	%**
Total revenue	$175,876	100.0	$433,308	100.0	$257,432	146.4
Total cost of goods sold	95,716	54.4	264,802	61.1	169,086	176.7

Gross profit	$80,160	45.6	$168,506	38.9	$88,346	110.2

*	Denotes % of total revenue

**	Denotes % change from 2010 to 2011

	Quarter Ended January 31,				Increase
	2010	%*	2011	%*	(decrease)	%**
Product revenue	$149,054	100.0	$352,427	100.0	$203,373	136.4
Product cost of goods sold	76,669	51.4	214,401	60.8	137,732	179.6

Product gross profit	$72,385	48.6	$138,026	39.2	$65,641	90.7

*	Denotes % of product revenue

**	Denotes % change from 2010 to 2011

	Quarter Ended January 31,				Increase
	2010	%*	2011	%*	(decrease)	%**
Service revenue	$26,822	100.0	$80,881	100.0	$54,059	201.5
Service cost of goods sold	19,047	71.0	50,401	62.3	31,354	164.6

Service gross profit	$7,775	29.0	$30,480	37.7	$22,705	292.0

*	Denotes % of service revenue

**	Denotes % change from 2010 to 2011
•	Gross profit as a percentage of revenue decreased due to lower product gross margins described below, partially offset by improved service gross margin.
•	Gross profit on products as a percentage of product revenue was adversely affected by an increased concentration of revenue from our Packet-Optical Transport segment, resulting from the MEN Acquisition, and sales of lower margin common equipment within this segment as part of our strategy to gain new customers, enter new markets or capture market share for our 40G and 100G coherent optical transport technology. Gross profit was also affected by a number of items relating to the MEN Acquisition that increased costs of goods sold during the first quarter of fiscal 2011. These items include increased amortization of intangible assets and the required revaluation of acquired finished goods inventory of the MEN Business to fair value as described above.

•	Gross profit on services as a percentage of services revenue increased due to higher concentration of maintenance support and professional services as a percentage of revenue, and improved operational efficiencies.
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
     Increased operating expense for the first quarter of fiscal 2011 principally reflects the increased scale of our business resulting from the MEN Acquisition. The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Quarter Ended January 31,				Increase
	2010	%*	2011	%*	(decrease)	%**
Research and development	$50,033	28.4	$95,790	22.1	$45,757	91.5
Selling and marketing	34,237	19.5	57,092	13.2	22,855	66.8
General and administrative	12,763	7.3	38,314	8.8	25,551	200.2
Acquisition and integration costs	27,031	15.4	24,185	5.6	(2,846)	(10.5)
Amortization of intangible assets	5,981	3.4	28,784	6.6	22,803	381.3
Restructuring costs	(21)	0.0	1,522	0.4	1,543	—
Change in fair value of contingent consideration	—	0.0	(3,289)	(0.8)	(3,289)	100.0

Total operating expenses	$130,024	74.0	$242,398	55.9	$112,374	86.4

*	Denotes % of total revenue

**	Denotes % change from 2010 to 2011
•	Research and development expense was adversely affected by $2.8 million in foreign exchange rates, primarily due to the weakening of the U.S. dollar in relation to the Canadian dollar. The $45.8 million increase primarily reflects increases of $27.0 million in employee compensation and related costs, $7.8 million in facilities and information systems, $7.2 million in professional services and fees, and $4.0 million in depreciation expense.
•	Selling and marketing expense benefited by $0.7 million in foreign exchange rates primarily due to the strengthening of the U.S. dollar in relation to the Euro. The $22.9 million increase primarily reflects increases of $14.2 million in employee compensation and related costs, $2.9 million in facilities and information systems, $2.0 million in travel-related expenditures, $1.5 million in professional services and fees, and $1.3 million in channel marketing programs expense and trade show costs.
•	General and administrative expense increased by $8.8 million in consulting expense, $8.2 million in facilities and information systems expense and $7.8 million in employee compensation and related costs.
•	Acquisition and integration costs principally consist of transaction, consulting and third party service fees related to the integration of the MEN Business into the combined operations.
•	Amortization of intangible assets increased due to the acquisition of additional intangible assets as a result of the MEN Acquisition. See Note 3 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report.
•	Restructuring costs primarily reflect the headcount reductions and restructuring activities described in Note 5 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report.
•	Change in fair value of contingent consideration is related to the contingent refund right we received relating to the Carling lease entered into as part of the MEN Acquisition. See Note 3 to our Condensed Consolidated Financial Statements in Item 1 of Part I for additional information relating to Nortel’s exercise of its early termination of the Carling lease.

Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Quarter Ended January 31,				Increase
	2010	%*	2011	%*	(decrease)	%**
Interest and other income (loss), net	$(773)	(0.4)	$6,265	1.4	$7,038	910.5
Interest expense	$1,828	1.0	$9,550	2.2	$7,722	422.4
Provision for income taxes	$868	0.5	$1,879	0.4	$1,011	116.5

*	Denotes % of total revenue

**	Denotes % change from 2010 to 2011
•	Interest and other income (loss), net increased as a result of a $7.1 million non-cash gain related to the change in fair value of the embedded redemption feature associated with our 4.0% convertible senior notes due March 15, 2015. See Notes 7 and 15 to the Condensed Consolidated Financial Statements found under Item 1 of Part I of this report for more information regarding the issuance of these convertible notes and the fair value of the redemption feature contained therein.
•	Interest expense increased due to our private placements during fiscal 2010 of $375.0 million in aggregate principal amount of 4.0% convertible senior notes on March 15, 2010 and $350.0 million in aggregate principal amount of 3.75% convertible senior notes on October 18, 2010. See Note 15 to the Condensed Consolidated Financial Statements found under Item 1 of Part I of this report.
•	Provision for income taxes increased primarily due to increased foreign taxes.
Segment Profit (Loss)
     The table below (in thousands, except percentage data) sets forth the changes in our segment profit (loss), including the presentation of prior periods to reflect the change in reportable segments, for the respective periods:

	Quarter Ended January 31,
			Increase
	2010	2011	(decrease)	%*
Segment profit (loss):
Packet-Optical Transport	$20,123	$39,026	$18,903	93.9
Packet-Optical Switching	(2,038)	12,877	14,915	731.8
Carrier Ethernet Service Delivery	8,882	2,393	(6,489)	(73.1)
Software and Services	3,160	18,420	15,260	482.9

*	Denotes % change from 2010 to 2011
•	Packet-Optical Transport segment profit was significantly affected by the MEN Acquisition. Segment profit increased due to higher sales volume, partially offset by lower product gross margin and increased research and development costs.
•	Packet-Optical Switching segment profit increased due to higher sales volume, increased product gross margin and decreased research and development costs.
•	Carrier Ethernet Service Delivery segment profit decreased due to lower sales volume and increased research and development costs partially offset by higher improved gross margin.
•	Software and Services segment profit was significantly affected by the MEN Acquisition. Segment profit increased due to increased sales volume and improved gross margin, partially offset by increased research and development costs.

Liquidity and Capital Resources
     At January 31, 2011, our principal source of liquidity was cash and cash equivalents. The following table summarizes our cash and cash equivalents (in thousands):

	October 31,	January 31,	Increase
	2010	2011	(decrease)
Cash and cash equivalents	$688,687	$625,820	$(62,867)

     During the first quarter of fiscal 2011, we received $33.5 million related to the early termination of the Carling lease, of which $17.1 million reduced cash used from operations below and $16.4 million reduced cash used in investing activities. See Note 3 to our Condensed Consolidated Financial Statements in Item 1 of Part I for additional information relating to the valuation of this contingent refund right at closing of the MEN Acquisition and the early termination of the Carling lease.
     The decrease in total cash and cash equivalents during the first three months of fiscal 2011, including the effect of the receipt of the early termination payment above, was primarily related to the following:
•	$63.7 million cash used from operations, consisting of $43.6 million for changes in working capital and $20.1 million from net losses (adjusted for non-cash charges). Use of cash reflects cash payments of $24.5 million of acquisition and integration-related expense and restructuring costs, of which $25.7 million was reflected in net losses (adjusted for non-cash charges) and $1.2 million was reflected in changes in working capital,
•	$17.3 million for equipment, furniture, fixtures and intellectual property; and
•	$3.5 million transferred to restricted cash related to collateral for our standby letters of credit.
These decreases were partially offset by receipts of $5.3 million from the exercise of employee stock purchase plans and stock options.
     Based on past performance and current expectations, we believe that our cash and cash equivalents and cash generated from operations will satisfy our working capital needs, capital expenditures, and other liquidity requirements associated with our existing operations through at least the next 12 months. As expected, the investment in working capital for the first three months of fiscal 2011 reflects the increased scale of business as the result of the MEN Acquisition. We regularly evaluate our liquidity position and the anticipated cash needs of the business to fund our operating plans as well as any capital raising opportunities that may be available to us.
     The following sections set forth the components of our $63.7 million of cash used by operating activities during the first three months of fiscal 2011:
     Net loss (adjusted for non-cash charges)
     The following tables set forth (in thousands) our net loss (adjusted for non-cash charges) during the period:

Three months ended
January 31,
2011
Net loss	$(79,056)
Adjustments for non-cash charges:
Change in fair value of embedded redemption feature	(7,130)
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	14,543
Share-based compensation costs	9,864
Amortization of intangible assets	37,137
Provision for inventory excess and obsolescence	2,645
Provision for warranty	1,093
Other	851

Net losses (adjusted for non-cash charges)	$(20,053)

     Working Capital
          Accounts Receivable, Net
     Cash used by accounts receivable, net of $0.4 million in allowance for doubtful accounts, during the first three months of fiscal 2011 was $26.5 million primarily due to higher sales volume. Our days sales outstanding (DSOs) increased from 54 days for the first three months of fiscal 2010 to 77 days for the first three months of fiscal 2011. Our DSOs increased due to a larger proportion of sales occurring later in our first quarter of fiscal 2011. The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts, from the end of fiscal 2010 through the end of the first quarter of fiscal 2011:

	October 31,	January 31,	Increase
	2010	2011	(decrease)
Accounts receivable, net	$343,582	$369,718	$26,136

          Inventory
     Cash consumed by inventory during the first three months of fiscal 2011 was $8.4 million due to increased inventory levels to support a higher sales volume. Our inventory turns were 3.2 turns during the first three months of fiscal 2010 and the first three months of fiscal 2011. During the first three months of fiscal 2011, changes in inventory reflect a $2.6 million reduction related to a non-cash provision for excess and obsolescence. The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2010 through the end of the first quarter of fiscal 2011:

	October 31,	January 31,	Increase
	2010	2011	(decrease)
Raw materials	$30,569	$27,618	$(2,951)
Work-in-process	6,993	5,346	(1,647)
Finished goods	177,994	186,899	8,905
Deferred cost of goods sold	76,830	78,107	1,277

Gross inventory	292,386	297,970	5,584
Provision for inventory excess and obsolescence	(30,767)	(30,624)	143

Inventory	$261,619	$267,346	$5,727

          Prepaid expense and other
     Cash used in operations related to prepaid expense and other during the first three months of fiscal 2011 was $4.9 million. This usage was primarily related to increases in product demonstration units and value added tax receivables, partially offset by the receipt of the contingent refund receivable related to the Carling Lease termination.
          Accounts payable, accruals and other obligations
     Cash used in operations related to accounts payable, accruals and other obligations during the first three months of fiscal 2011 was $4.3 million. Between the end of fiscal 2010 and the first quarter of fiscal 2011, the change in unpaid equipment purchases was $1.4 million. Changes in accrued liabilities reflect non-cash provisions of $1.1 million related to warranties. The following table sets forth (in thousands) changes in our accounts payable, accruals and other obligations from the end of fiscal 2010 through the end of the first quarter of fiscal 2011:

	October 31,	January 31,	Increase
	2010	2011	(decrease)
Accounts payable	$200,617	$202,236	$1,619
Accrued liabilities	193,994	186,039	(7,955)
Other long-term obligations	16,435	18,147	1,712

Accounts payable, accruals and other obligations	$411,046	$406,422	$(4,624)

          Interest Payable on Convertible Notes
     Interest on our outstanding 0.25% convertible senior notes, due May 1, 2013, is payable on May 1 and November 1 of each year. We paid $0.3 million in interest on these convertible notes during the first three months of fiscal 2011.

     Interest on our outstanding 4.0% convertible senior notes, due March 15, 2015, is payable on March 15 and September 15 of each year.
     Interest on our outstanding 0.875% convertible senior notes, due June 15, 2017, is payable on June 15 and December 15 of each year. We paid $2.2 million in interest on these convertible notes during the first three months of fiscal 2011.
     Interest on our outstanding 3.75% convertible senior notes, due October 15, 2018, is payable on April 15 and October 15 of each year. Our initial interest payment on these notes will be due on April 15, 2011.
     For additional information about our convertible notes, see Note 15 to the Condensed Consolidated Financial Statements under Item 1 of Part I of this report
     Deferred revenue
     Deferred revenue increased by $0.4 million during the first three months of fiscal 2011. Product deferred revenue represents payments received in advance of shipment and payments received in advance of our ability to recognize revenue. Services deferred revenue is related to payment for service contracts that will be recognized over the contract term. The following table reflects (in thousands) the balance of deferred revenue and the change in this balance from the end of fiscal 2010 through the end of the first quarter of fiscal 2011:

	October 31,	January 31,	Increase
	2010	2011	(decrease)
Products	$31,187	$40,044	$8,857
Services	73,862	65,432	(8,430)

Total deferred revenue	$105,049	$105,476	$427

Contractual Obligations
     During the first quarter of fiscal 2011, we received notice from Nortel of the exercise of its early termination rights under the Carling lease, shortening our lease term from ten years to five years and materially reducing the operating lease commitments in the table below. The following is a summary of our future minimum payments under contractual obligations as of January 31, 2011 (in thousands):

		Less than one	One to three	Three to five
	Total	year	years	years	Thereafter
Interest due on convertible notes	$202,289	$33,040	$65,811	$57,500	$45,938
Principal due at maturity on convertible notes	1,441,210	—	216,210	375,000	850,000
Operating leases (1)	99,395	27,711	43,278	22,240	6,166
Purchase obligations (2)	272,960	272,960	—	—	—

Total (3)	$2,015,854	$333,711	$325,299	$454,740	$902,104

(1)	The amount for operating leases above does not include insurance, taxes, maintenance and other costs required by the applicable operating lease. These costs are variable and are not expected to have a material impact.

(2)	Purchase obligations relate to purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of the amount reported above relates to firm, non-cancelable and unconditional obligations.

(3)	As of January 31, 2011, we also had approximately $8.0 million of other long-term obligations in our condensed consolidated balance sheet for unrecognized tax positions that are not included in this table because the timing or amount of any cash settlement with the respective tax authority cannot be reasonably estimated.
     Some of our commercial commitments, including some of the future minimum payments set forth above, are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of January 31, 2011 (in thousands):

		Less than one	One to three	Three to five
	Total	year	years	years
Standby letters of credit	$53,298	$48,715	$3,629	$954

Off-Balance Sheet Arrangements
     We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any equity interests in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.
Critical Accounting Policies and Estimates
     The preparation of our consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we reevaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, restructuring, derivatives and hedging, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Among other things, these estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between our estimates and actual results, our consolidated financial statements will be affected.
     We believe that the following critical accounting policies reflect those areas where significant judgments and estimates are used in the preparation of our consolidated financial statements.
Revenue Recognition
     We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectibility is reasonably assured. Customer purchase agreements and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and evidence of customer acceptance, when applicable, are used to verify delivery or services rendered. We assesses whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Revenue for maintenance services is generally deferred and recognized ratably over the period during which the services are to be performed.
     We apply the percentage of completion method to long-term arrangements where it is required to undertake significant production, customizations or modification engineering, and reasonable and reliable estimates of revenue and cost are available. Utilizing the percentage of completion method, we recognize revenue based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred. In instances that do not meet the percentage of completion method criteria, recognition of revenue is deferred until there are no uncertainties regarding customer acceptance.
     Software revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. In instances where final acceptance criteria of the software is specified by the customer, revenue is deferred until there are no uncertainties regarding customer acceptance.
     We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.
     Accounting for multiple element arrangements entered into prior to fiscal 2011
     Arrangements with customers may include multiple deliverables, including any combination of equipment, services and software. If multiple element arrangements include software or software-related elements that are essential to the equipment, we allocate the arrangement fee among separate units of accounting. Multiple element arrangements that include software are separated into more than one unit of accounting if the functionality of the delivered element(s) is not dependent on the undelivered element(s), there is vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered element(s), and general revenue recognition criteria related to the delivered element(s) have been met. The amount of product and services revenue recognized is affected by our judgment as to whether an arrangement includes multiple elements and, if so, whether VSOE of fair value exists. VSOE is established based on our standard pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range. Changes to the elements in an arrangement and our ability to establish VSOE for those elements could affect the timing of revenue recognition. For all other multiple element arrangements, we separate the elements into more than one unit of accounting if the delivered element(s) have value to the customer on a stand-alone basis, objective and reliable evidence of fair value exists for the undelivered element(s), and delivery of the undelivered element(s) is probable and substantially in our control. Revenue is allocated to each unit of accounting based on the relative fair value of each accounting unit or using the residual method if objective evidence of fair value does not exist for the delivered element(s). The revenue recognition criteria described above are applied to each separate unit of accounting. If these criteria are not met, revenue is deferred until the criteria are met or the last element has been delivered.

     Accounting for multiple element arrangements entered into or materially modified in fiscal 2011
     In October 2009, the Financial Accounting Standards Board, (“FASB”) amended the accounting standard for revenue recognition with multiple deliverables which provided guidance on how the arrangement fee should be allocated. The amended guidance allows the use of management’s best estimate of selling price (“BESP”) for individual elements of an arrangement when VSOE or third-party evidence (“TPE”) is unavailable. Additionally, it eliminates the residual method of revenue recognition in accounting for multiple deliverable arrangements. The FASB also amended the accounting guidance for revenue arrangements with software elements to exclude from the scope of the software revenue recognition guidance, tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality.
     We adopted the new accounting guidance on a prospective basis for arrangements entered into or materially modified on or after November 1, 2010. Under the new guidance, we separate elements into more than one unit of accounting if the delivered element(s) have value to the customer on a stand-alone basis, and delivery of the undelivered element(s) is probable and substantially in our control. Therefore, the new guidance allows for deliverables, for which revenue was previously deferred due to an absence of fair value, to be separated and recognized as revenue as delivered. Also, because the residual method has been eliminated, discounts offered are allocated to all deliverables, rather than to the delivered element(s). Our adoption of the new guidance for revenue arrangements changed the accounting for certain products that consist of hardware and software components, in which these components together provided the product’s essential functionality. For transactions involving these products entered into prior to fiscal 2011, we recognized revenue based on software revenue recognition guidance.
     Revenue for multiple element arrangements is allocated to each unit of accounting based on the relative selling price of each element, with revenue recognized when the revenue recognition criteria are met for each delivered element. We determine the selling price for each deliverable based upon the selling price hierarchy for multiple-deliverable arrangements. Under this hierarchy, we use VSOE of selling price, if it exists, or TPE of selling price if VSOE does not exist. If neither VSOE nor TPE of selling price exists for a deliverable, we use our BESP for that deliverable.
     VSOE is established based on our standard pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, which exists across certain of our service offerings, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range. We have generally been unable to establish TPE of selling price because our go-to-market strategy differs from that of others in our markets, and the extent of customization and differentiated features and functions varies among comparable products or services from our peers. We determine BESP based upon management-approved pricing guidelines, which consider multiple factors including the type of product or service, gross margin objectives, competitive and market conditions, and the go-to-market strategy; all of which can affect pricing practices.
     Historically, for arrangements with multiple elements, we were typically able to establish fair value for undelivered elements, and so we applied the residual method. As a result, assuming the adoption of the accounting guidance above on a prospective basis for arrangements entered into or materially modified on or after November 1, 2009, the effect on revenue recognized for the three months ended January 31, 2010 would not have been materially different.
          The new accounting guidance for revenue recognition is not expected to have a significant effect on revenue after the initial period of adoption when applied to multiple-element arrangements based on our current go-to-market strategies. However, we expect that this new accounting guidance will facilitate our efforts to optimize our offerings due to the better alignment between the economics of an arrangement and the accounting. This may lead to engaging in new go-to-market practices in the future. In particular, we expect that the new accounting standards will enable us to better integrate products and services without VSOE into existing offerings and solutions. As these go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in selling prices, including both VSOE and BESP. As a result, our future revenue recognition for multiple-element arrangements could differ materially from the results in the current period. We are currently unable to determine the impact that the newly adopted accounting guidance could have on our revenue as these go-to-market strategies evolve.
     Our total deferred revenue for products was $31.2 million and $40.1 million as of October 31, 2010 and January 31, 2011, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $73.9 million and $65.4 million as of October 31, 2010 and January 31, 2011, respectively.

Business Combinations
     We record acquisitions using the purchase method of accounting. All of the assets acquired, liabilities assumed, contractual contingencies and contingent consideration are recognized at their fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and net intangible assets acquired is recorded as goodwill. The application of the purchase method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. These assumptions and estimates include a market participant’s use of the asset and the appropriate discount rates for a market participant. Our estimates are based on historical experience, information obtained from the management of the acquired companies and, when appropriate, includes assistance from independent third-party appraisal firms. Our significant assumptions and estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates. During fiscal 2010, we completed the MEN Acquisition for a purchase price of $676.8 million. As a result of the purchase price allocation to the assets acquired and liabilities assumed, as well as contingent consideration, there was no value assigned to goodwill. See Note 3 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
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
     Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measure of estimated fair value of our share-based compensation. See Note 17 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of January 31, 2011, total unrecognized compensation expense was $77.0 million: (i) $3.8 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 0.7 year; and (ii) $73.1 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.7 years.

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
Reserve for Inventory Obsolescence
     We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. Upon recognition of the write down, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. We recorded charges for excess and obsolete inventory of $1.0 million and $2.6 million in the first three months of fiscal 2010 and 2011, respectively. During fiscal 2010 and the first quarter of fiscal 2011, these charges were primarily related to excess inventory due to a change in forecasted sales across our product line. In an effort to limit our exposure to delivery delays and to satisfy customer needs we purchase inventory based on forecasted sales across our product lines. In addition, part of our research and development strategy is to promote the convergence of similar features and functionalities across our product lines. Each of these practices exposes us to the risk that our customers will not order products for which we have forecasted sales, or will purchase less than we have forecasted. Historically, we have experienced write downs due to changes in strategic direction, discontinuance of a product and declines in market conditions. If actual market conditions worsen or differ from those we have assumed, if there is a sudden and significant decrease in demand for our products, or if there is a higher incidence of inventory obsolescence due to a rapid change in technology, we may be required to take additional inventory write-downs, and our gross margin could be adversely affected. Our inventory net of allowance for excess and obsolescence was $261.6 million and $267.3 million as of October 31, 2010 and January 31, 2011, respectively.
Restructuring
     As part of our restructuring costs, we provide for the estimated cost of the net lease expense for facilities that are no longer being used. The provision is equal to the fair value of the minimum future lease payments under our contracted lease obligations, offset by the fair value of the estimated sublease payments that we may receive. As of January 31, 2011, our accrued restructuring liability related to net lease expense and other related charges was $5.9 million. The total minimum remaining lease payments for these restructured facilities are $8.5 million. These lease payments will be made over the remaining lives of our leases, which range from two months to eight years. If actual market conditions are different than those we have projected, we will be required to recognize additional restructuring costs or benefits associated with these facilities.
Allowance for Doubtful Accounts Receivable
     Our allowance for doubtful accounts receivable is based on management’s assessment, on a specific identification basis, of the collectibility of customer accounts. We perform ongoing credit evaluations of our customers and generally have not required collateral or other forms of security from customers. In determining the appropriate balance for our allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectibility. In doing so, we consider creditworthiness, payment history, account activity and communication with such customer. If a customer’s financial condition changes, or if actual defaults are higher than our historical experience, we may be required to take a charge for an allowance for doubtful accounts receivable which could have an adverse impact on our results of operations. Our accounts receivable net of allowance for doubtful accounts was $343.6 million and $369.7 million as of October 31, 2010 and January 31, 2011, respectively. Our allowance for doubtful accounts was $0.1 million and $0.4 million as of October 31, 2010 and January 31, 2011, respectively.
Long-lived Assets
     Our long-lived assets include: equipment, furniture and fixtures; finite-lived intangible assets; and maintenance spares. As of October 31, 2010 and January 31, 2011 these assets totaled $600.4 million and $566.5 million, net, respectively. We test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount is not recoverable from its undiscounted cash flows. Our long-lived assets are assigned to asset groups which represents the lowest level for which we identify cash flows.

Derivatives
     Our 4.0% convertible senior notes include a redemption feature that is accounted for as a separate embedded derivative. The embedded redemption feature is bifurcated from these notes using the “with-and-without” approach. As such, the total value of the embedded redemption feature is calculated as the difference between the value of these notes (the “Hybrid Instrument”) and the value of an identical instrument without the embedded redemption feature (the “Host Instrument”). Both the Host Instrument and the Hybrid Instrument are valued using a modified binomial model. The modified binomial model utilizes a risk free interest rate, an implied volatility of our stock, the recovery rates of bonds, and the implied default intensity of the 4.0% convertible senior notes. The embedded redemption feature is recorded at fair value on a recurring basis and these changes are included in interest and other income (expense), net on the Condensed Consolidated Statement of Operations. We recorded a $7.1 million non-cash gain related to the change in fair value of this embedded redemption feature in the first quarter of fiscal 2011.
Deferred Tax Valuation Allowance
     As of January 31, 2011, we have recorded a valuation allowance offsetting nearly all our net deferred tax assets of $1.4 billion. When measuring the need for a valuation allowance, we assess both positive and negative evidence regarding the realizability of these deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as our operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, our cumulative loss during this three-year period represents sufficient negative evidence regarding the need for nearly a full valuation allowance. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income or as an adjustment to paid-in capital, based on tax ordering requirements.
Uncertain Tax Positions
     We account for uncertainty in income tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. As of January 31, 2011, we had $0.9 million and $8.0 million recorded as current and long-term obligations, respectively, related to uncertain tax positions. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest. The total amount of unrecognized tax benefits as of January 31, 2011 was $8.9 million, which includes $1.4 million of interest and some minor penalties.

Warranty
     Our liability for product warranties, included in other accrued liabilities, was $54.4 million and $48.6 million as of October 31, 2010 and January 31, 2011, respectively. Our products are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties was $3.1 million and $1.1 million for the first three months of fiscal 2010 and 2011, respectively. As a result of the substantial completion of integration activities related to the MEN Acquisition, Ciena consolidated certain support operations and processes during the first quarter of fiscal 2011, resulting in a reduction in costs to service future warranty obligations. As a result of the lower expected costs, we reduced our warranty liability by $6.9 million. The provision for warranty claims may fluctuate on a quarterly basis depending upon the mix of products and customers in that period. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. An increase in warranty claims or the related costs associated with satisfying these warranty obligations could increase our cost of sales and negatively affect our gross margin.
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
     Interest Rate Sensitivity. As of January 31, 2011 we no longer hold any marketable debt securities. Accordingly, increases in market interest rates from current levels would not directly affect the fair value of the portfolio.
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
     With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in Canadian Dollars, British Pounds, Euros and Indian Rupees. During the first three months of fiscal 2011, approximately 41.1% of our operating expense was non-U.S. dollar denominated. If these currencies strengthen, costs reported in U.S. dollars will increase, which would adversely affect our operating expense.
     To reduce variability in non-U.S. dollar denominated operating expense, we have previously entered into foreign currency forward contracts and may do so in the future. In the past, these derivatives have been designated as cash flow hedges. We do not enter into foreign exchange forward or option contracts for trading purposes. As of January 31, 2011, we did not have any foreign currency forward contracts outstanding.
     For the first three months of fiscal 2011, research and development expense was negatively affected by approximately $2.8 million due to unfavorable foreign exchange rates related to the weakening of the U.S. dollar in relation to the Canadian Dollar, partially offset by the favorable impact of a stronger U.S. dollar in relation to the Euro. Sales and marketing expense benefited by $0.7 million due to the strengthening of the U.S. dollar in relation to the Euro.
     As of January 31, 2011, the assets and liabilities of our entities that are denominated in currencies other than the entity’s functional currency were primarily related to intercompany payables and receivables. We may experience gains or losses from the revaluation of these foreign currency denominated assets and liabilities. The net gain (loss) on foreign currency revaluation during the first three months of fiscal 2011 was immaterial.
     Convertible Debt Outstanding. The fair market value of each of our outstanding issues of convertible notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of our stock rises and decrease as the market price of the stock falls. Interest rate and market value changes affect the fair market value of the notes, and may affect the prices at which we would be able to repurchase such notes were we to do so. These changes do not impact our financial position, cash flows or results of operations. For additional information on the fair value of our outstanding notes, see Note 15 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

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
     As described elsewhere in this report, we acquired the MEN Business on March 19, 2010. We are in the process of integrating the MEN Business and have relied upon services provided through an affiliate of Nortel under a transition services agreement to support, among other purposes, certain control activities of the MEN Business. Such services commenced during our second fiscal quarter of fiscal 2010 and have impacted our internal control over financial reporting during subsequent periods. As a result, we have not fully evaluated the internal control over financial reporting of certain activities of the MEN Business. Specifically, as permitted by SEC rules and regulations, we excluded from our evaluation of the effectiveness of the internal control over financial reporting from our Annual Report on Form 10-K for our fiscal year ended October 31, 2010 those activities of the MEN Business being performed under the transition services agreement. The process of integrating the MEN Business into our evaluation of internal control over financial reporting may result in future changes to our internal control over financial reporting. The MEN Business will be part of our evaluation of the effectiveness of internal control over financial reporting in our Annual Report on Form 10-K for our fiscal year ending October 31, 2011, in which report we will be initially required to include the MEN Business in our annual assessment.
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

     As a result of our June 2002 merger with ONI Systems Corp., we became a defendant in a securities class action lawsuit filed in the United States District Court for the Southern District of New York in August 2001. The complaint named ONI, certain former ONI officers, and certain underwriters of ONI’s initial public offering (IPO) as defendants, and alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements in ONI’s registration statement and by engaging in manipulative practices to artificially inflate ONI’s stock price after the IPO. The complaint also alleges that ONI and the named former officers violated the securities laws by failing to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The former ONI officers have been dismissed from the action without prejudice. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. On October 6, 2009, the Court entered an opinion granting final approval to a settlement among the plaintiffs, issuer defendants and underwriter defendants, and directing that the Clerk of the Court close these actions. Notices of appeal of the opinion granting final approval have been filed. A description of this litigation and the history of the proceedings can be found in “Item 3. Legal Proceedings” of Part I of Ciena’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 2010. No specific amount of damages has been claimed in this action. Due to the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain.
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

A small number of communications service providers account for a significant portion of our revenue and the loss of any of these customers, or a significant reduction in their spending, would have a material adverse effect on our business and results of operations.
     A significant portion of our revenue is concentrated among a few, large global communications service providers. By way of example, AT&T accounted for approximately 21.6% of fiscal 2010 revenue. Consequently, our financial results are closely correlated with the spending of a relatively small number of service providers and can be significantly affected by market or industry changes that affect their businesses. The terms of our frame contracts generally do not obligate these customers to purchase any minimum or specific amounts of equipment or services. Because their spending may be unpredictable and sporadic, our revenue and operating results can fluctuate on a quarterly basis. Reliance upon a relatively small number of customers increases our exposure to changes in their network and purchasing strategies. Some of our customers are pursuing efforts to outsource the management and operation of their networks, or have indicated a procurement strategy to reduce or rationalize the number of vendors from which they purchase equipment. These strategies may present challenges to our business and could benefit our larger competitors. Our concentration in revenue has increased in recent years, in part, as a result of consolidations among a number of our largest customers. Consolidations may increase the likelihood of temporary or indefinite reductions in customer spending or changes in network strategy that could harm our business and operating results. The loss of one or more large service provider customers, or a significant reduction in their spending, would have a material adverse effect on our business, financial condition and results of operations.
The integration of the MEN Business is a complex and costly undertaking and any material delays, disruption in our operations or unanticipated additional expense may harm our business and results of operations.
     The integration of the MEN Business is a complex and costly undertaking involving a number of operational risks. Among other things, this effort requires that Ciena grow its existing operating and information technology infrastructure, expand, modify and adopt new applications, systems and process, train employees and retain new third party service providers. Successful integration involves numerous risks, including:
•	implementing combined research and development and sales and marketing strategies;

•	diversion of management attention from other business and operational matters;

•	retaining key employees and maintaining relationships with customers, supply chain vendors, manufacturers and service providers;

•	integrating accounting, information technology and administrative systems and ensuring practices and procedures to ensure efficient and consistent administration of the organization; and

•	making any necessary modifications to internal controls over financial reporting to comply with the Sarbanes-Oxley Act of 2002 and related rules and regulations.
     As of January 31, 2011, we have incurred $125.6 million in transaction, consulting and third party service fees, $10.0 million in severance expense, and an additional $16.5 million, primarily related to purchases of capitalized information technology equipment. We anticipate that we may incur approximately $26 million to $30 million in additional integration costs during fiscal 2011. We have also incurred and may continue to incur increased expense relating to, among other things, restructuring and increased amortization of intangibles and inventory obsolescence charges. In addition, we have incurred and expect to continue to incur through the second quarter of fiscal 2011 additional operating expense as we build up internal resources, including headcount, facilities and information systems, or engage third party providers, while we wind down and transition away from critical transition support services provided by an affiliate of Nortel. Ciena expects to exit critical transition services during the second quarter of fiscal 2011. The wind down and transfer to Ciena or other third parties of these critical services is a complex undertaking and may be disruptive to our business and operations. Any material delays, difficulties or unanticipated additional expense associated with integration activities may harm our business and results of operations.

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
     Additional factors that contribute to fluctuations in our revenue and operating results include:
•	broader economic and market conditions affecting our customers, their business and their networks;

•	changes in capital spending by large communications service providers;

•	the timing and size of orders, including our ability to recognize revenue under customer contracts;

•	the sales transition from legacy to new, next-generation technology platforms;

•	availability and cost of critical components;

•	variations in the mix between higher and lower margin products and services; and

•	the level of pricing pressure we encounter, particularly for our Packet-Optical Transport products.
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
     The markets in which we compete for sales of networking equipment, software and services are extremely competitive. Competition is particularly intense in attracting large carrier customers and securing new market opportunities with existing carrier customers. Competition has also intensified as we and our competitors more aggressively seek to secure market share, particularly in connection with new network build opportunities, and displace incumbent equipment vendors at large carrier customers. In an effort to secure new or long-term customers and capture market share, in the past we have and in the future we may agree to onerous commercial terms or pricing that result in low or negative gross margins on a particular order or group of orders. We expect this level of competition to continue and potentially increase, as larger Chinese equipment vendors seek to gain entry into the U.S. market, and other global competitors seek to retain incumbent positions with customers.
     Competition in our markets, generally, is based on any one or a combination of the following factors: price, product features, functionality and performance, service offering, manufacturing capability and lead-times, incumbency and existing business relationships, scalability and the flexibility of products to meet the immediate and future network requirements of customers. A small number of very large companies have dominated our industry. These competitors have substantially greater financial and marketing resources, greater manufacturing capacity, broader product offerings and more established relationships with service providers and other potential customers than we do. Because of their scale and resources, they may be perceived to be a better fit for the procurement, or network operating and management, strategies of large service providers. We also compete with a number of smaller companies that provide significant competition for a specific product, application, customer segment or geographic market. Due to the narrower focus of their efforts, these competitors may achieve commercial availability of their products more quickly or may be more attractive to customers.
     Increased competition in our markets has resulted in aggressive business tactics, including:
•	significant price competition, particularly for our Packet-Optical Transport platforms;

•	customer financing assistance provided by other vendors or their sponsors;

•	early announcements of competing products and extensive marketing efforts;

•	competitors offering to repurchase our equipment from existing customers;

•	marketing and advertising assistance; and

•	intellectual property assertions and disputes.
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
     We rely upon third party contract manufacturers to perform the majority of the manufacturing of our products and components. We do not have contracts in place with some of our manufacturers, do not have guaranteed supply of components or manufacturing capacity and in some cases are utilizing temporary or transitional commercial arrangements intended to facilitate the integration of the MEN Business. Our reliance upon third party manufacturers could expose us to increased risks related to lead times, continued supply, on-time delivery, quality assurance and compliance with environmental standards and other regulations. Reliance upon third party manufacturers exposes us to risks related to their operations, financial position, business continuity and continued viability, which may be adversely affected by broader macroeconomic conditions and difficulties in the credit markets. In an effort to drive cost reductions, we anticipate rationalizing our supply chain and third party contract manufacturers as part of the integration of the MEN Business into Ciena’s operations. There can be no assurance that these efforts, including any consolidation or reallocation of the third party sourcing and manufacturing, will not ultimately result in additional costs or disruptions in our operations and business.
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
     The market for communications networking equipment is characterized by rapidly evolving technologies and changes in market demand. We continually invest in research and development to sustain or enhance our existing products and develop or acquire new product technologies. Our current development efforts are focused upon the platform evolution of our CoreDirector Multiservice Optical Switch family to our ActivFlex 5430, expansion of our ActivEdge service delivery and aggregation switches, and extension of our 40G and 100G coherent technologies and capabilities for our Packet-Optical Transport platforms. There is often a lengthy period between commencing these development initiatives and bringing a new or improved product to market. During this time, technology preferences, customer demand and the market for our products may move in directions we had not anticipated. There is no guarantee that new products or enhancements will achieve market acceptance or that the timing of market adoption will be as predicted. There is a significant possibility, therefore, that some of our development decisions, including significant expenditures on acquisitions, research and development costs, or investments in technologies, will not turn out as anticipated, and that our investment in some projects will be unprofitable. There is also a possibility that we may miss a market opportunity because we failed to invest, or invested too late, in a technology, product or enhancement. Changes in market demand or investment priorities may also cause us to discontinue existing or planned development for new products or features, which can have a disruptive effect on our relationships with customers. These product development risks can be compounded in the context of rationalizing offerings and the significant development work required to integrate products and software following a significant acquisition. If we fail to make the right investments or fail to make them at the right time, our competitive position may suffer and our revenue and profitability could be harmed.
Our business and operating results could be adversely affected by unfavorable macroeconomic and market conditions and reductions in the level of capital expenditure by customers in response to these conditions.
     Broad macroeconomic weakness has previously resulted in sustained periods of decreased demand for our products and services that have adversely affected our operating results. In response to these conditions, many of our customers significantly reduced their network infrastructure expenditures as they sought to conserve capital, reduce debt or address uncertainties or changes in their own business models brought on by broader market challenges. Continuation of or an increase in challenging economic and market conditions could result in:
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
     Our business and operating results could be materially affected by reduced customer spending in response to unfavorable or uncertain macroeconomic and market conditions, globally or specific to a particular region where we operate.
Product performance problems could damage our business reputation and negatively affect our results of operations.
     The development and production of highly technical and complex communications network equipment is complicated. Some of our products can be fully tested only when deployed in communications networks or when carrying traffic with other equipment. As a result, undetected defects or errors and quality, reliability and performance problems are often more acute for initial deployments of new products and product enhancements. Unanticipated problems can relate to the design, manufacturing, installation or integration of our products. Product performance problems can also relate to defects in components, software or manufacturing services supplied by third parties. Product performance, reliability and quality problems can negatively affect our business, including:

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
     Our future success will depend in large part on our ability to maintain and expand our sales to large communications service providers. These sales typically involve lengthy sales cycles, extensive product testing, and demonstration laboratory or network certification, including network-specific or region-specific product certification or homologation processes. These sales also often involve protracted and sometimes difficult contract negotiations in which we may be required to agree to contract terms or conditions that negatively affect pricing, payment terms and the timing of revenue recognition in order to consummate a sale. We may also be requested to provide extended payment terms, vendor or third-party financing or offer other alternative purchase structures. These terms may, in turn, negatively affect our revenue and results of operations and increase our risk and susceptibility to quarterly fluctuations in our results. Service providers may ultimately insist upon terms and conditions that we deem too onerous or not in our best interest. Moreover, our purchase agreements generally do not require that a customer guarantee any minimum purchase level and customers often have the right to modify, delay, reduce or cancel previous orders. As a result, we may incur substantial expense and devote time and resources to potential sales opportunities that never materialize or result in lower than anticipated sales.

We may not be successful in selling our products into new markets and developing and managing new sales channels.
     We expanded our geographic presence significantly in recent years, including as a result of our acquisition of the MEN Business. We continue to take steps to sell our products into new geographic markets outside of our traditional markets and to a broader customer base, including other large communications service providers, enterprises, wireless operators, cable operators, submarine network operators, content providers, and federal, state and local governments. In many cases, we have less experience in these markets and customers have less familiarity with our company. To succeed in some of these markets we believe we must develop and manage new sales channels and distribution arrangements. We expect these relationships to be an important part of our business internationally as well as for sales to federal, state and local governments. Failure to manage additional sales channels effectively, and exposure to liabilities relating to their actions or omissions, would limit our ability to succeed in these new markets and could adversely affect our result of operations and the growth of our business.
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
     To avoid delays and meet customer demand for shorter delivery terms, we place orders with our contract manufacturers and suppliers to manufacture components and complete assemblies based in part on forecasts of customer demand. As a result, our inventory purchases expose us to the risk that our customers either will not order the products we have forecasted or will purchase fewer products than forecasted. Market conditions can limit visibility into customer spending plans and compound the difficulty of forecasting inventory at appropriate levels. Moreover, our customer purchase agreements generally do not guarantee any minimum purchase level, and customers often have the right to modify, reduce or cancel purchase quantities. As a result, we may purchase inventory in anticipation of sales that do not occur. Historically, our inventory write-offs have resulted from the circumstances above. As features and functionalities converge across our product lines, and we introduce new products, however, we face an additional risk that customers may forego purchases of one product we have inventoried in favor of another product with similar functionality. If we are required to write off or write down a significant amount of inventory, our results of operations for the period would be materially adversely affected.
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
     We market, sell and service our products globally and rely upon a global supply chain for sourcing of important components and manufacturing of our products. International operations are subject to inherent risks, including:
•	effects of changes in currency exchange rates;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulties and costs of staffing and managing foreign operations;

•	the impact of economic conditions in countries outside the United States;

•	less protection for intellectual property rights in some countries;

•	adverse tax and customs consequences, particularly as related to transfer-pricing issues;

•	social, political and economic instability;

•	higher incidence of corruption or unethical business practices;

•	trade protection measures, export compliance, domestic preference procurement requirements, qualification to transact business and additional regulatory requirements; and

•	natural disasters, epidemics and acts of war or terrorism.
Moreover, while we have seen early progress and sales opportunities with new customers in the Middle East, there can be no assurance that recent instability and unrest in the region will not adversely affect our business, operations and financial results relating to these and other opportunities.
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
We may fail to realize the anticipated benefits of our acquisition of the MEN Business, which could adversely affect our operating results and the market price of our common stock.
     The success of our acquisition of the MEN Business will depend, in significant part, on our ability to successfully integrate the acquired business, grow the combined business’s revenue and realize the anticipated strategic benefits and operating synergies from the combination. Achieving the anticipated benefits of this transaction requires revenue growth and the realization of targeted sales, operating and research and development synergies. As a result, we may not realize the benefits of this transaction or these benefits may be less significant than we expect, or may take longer to achieve than anticipated. If we are not able to realize the anticipated benefits of the MEN Acquisition within a reasonable time, our results of operations and the value of Ciena’s common stock may be adversely affected.
The MEN Acquisition may expose us to significant unanticipated liabilities that could adversely affect our business and results of operations.
     Our acquisition of the MEN Business may expose us to significant unanticipated liabilities. These liabilities could include employment, retirement or severance-related obligations under applicable law or other benefits arrangements, legal claims, warranty or similar liabilities to customers, and claims by or amounts owed to vendors, including as a result of any contracts assigned to Ciena. We may also incur liabilities or claims associated with our acquisition or licensing of Nortel’s technology and intellectual property including claims of infringement. Particularly in international jurisdictions, our acquisition of the MEN Business, or our decision to independently enter new international markets where Nortel previously conducted business, could also expose us to tax liabilities and other amounts owed by Nortel. The incurrence of such unforeseen or unanticipated liabilities, should they be significant, could have a material adverse affect on our business, results of operations and financial condition.
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
     The successful operation of various internal business processes and information systems is critical to the efficient operation of our business. If these systems fail or are interrupted, our operations may be adversely affected and operating results could be harmed. Our business processes and information systems need to be sufficiently scalable to support the integration of the MEN Business and future growth of our business. The integration of the MEN Business will require significant modifications relating to our internal business processes and information systems, which expose us to a number of operational risks. These changes may be costly and disruptive, and could impose substantial demands on management time. These changes may also require the modification of a number of internal control procedures and significant training of employees. Any material disruption, malfunction or similar problems with our business processes or information systems, or the transition to new processes and systems, could have a negative effect on the operation of our business and our results of operations.
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
     The United States and various foreign governments have imposed controls, license requirements and other restrictions on the usage, import or export of some of the technologies that we sell. Governmental regulation of usage, import or export of our products, or our failure to obtain required approvals for our products, could harm our international and domestic sales and adversely affect our revenue and costs of sales. Failure to comply with such regulations could result in enforcement actions, fines or penalties and restrictions on export privileges. In addition, costly tariffs on our equipment, restrictions on importation, trade protection measures and domestic preference requirements of certain countries could limit our access to these markets and harm our sales. For example, India’s government has recently implemented certain rules applicable to non-Indian network equipment vendors and is considering further restrictions, including additional tariffs, that may inhibit sales of certain communications equipment, including equipment manufactured in China, where certain of our products are assembled. These and other regulations could adversely affect the sale or use of our products and could adversely affect our business and revenue.
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
     As of January 31, 2011, our balance sheet includes $566.5 million in long-lived assets, which includes $389.3 million of intangible assets. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These assumptions are used to forecast future, undiscounted cash flows. Given the significant uncertainty and instability of macroeconomic conditions in recent periods, forecasting future business is difficult and subject to modification. If actual market conditions differ or our forecasts change, we may be required to reassess long-lived assets and could record an impairment charge. Any impairment charge relating to long-lived assets would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results could be materially adversely affected in such period.
Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report a report containing management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Compliance with these requirements has resulted in, and is likely to continue to result in, significant costs and the commitment of time and operational resources. Changes in our business, including the integration of the MEN Business and wind down of transition support services, will necessitate modifications to our internal control systems, processes and information systems, both on a transition basis, and over the longer-term as we fully integrate the combined company. Our increased global operations and expansion into new regions could pose additional challenges to our internal control systems. We cannot be certain that our current design for internal control over financial reporting, or any additional changes to be made during fiscal 2011, will be sufficient to enable management to determine that our internal controls are effective for any period, or on an ongoing basis. If we are unable to assert that our internal controls over financial reporting are effective, our business may be harmed. Market perception of our financial condition and the trading price of our stock may be adversely affected, and customer perception of our business may suffer.
Outstanding indebtedness under our convertible notes may adversely affect our business.
     At January 31, 2011, indebtedness on our outstanding convertible notes totaled approximately $1.4 billion in aggregate principal. Our indebtedness could have important negative consequences, including:
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
Our stock price is volatile.
     Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. Volatility in our stock price can arise as a result of a number of the factors discussed in this “Risk Factors” section. During fiscal 2010, our closing stock price ranged from a high of $19.24 per share to a low of $10.67 per share. As of the end of the first quarter of fiscal 2011, our closing stock price was $23.50. The stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, with such volatility often unrelated to the operating performance of these companies. Divergence between our actual or anticipated financial results and published expectations of analysts can cause significant swings in our stock price. Our stock price can also be affected by announcements that we, our competitors, or our customers may make, particularly announcements related to acquisitions or other significant transactions. Our common stock is included in a number of market indices and any change in the composition of these indices to exclude our company would adversely affect our stock price. These factors, as well as conditions affecting the general economy or financial markets, may materially adversely affect the market price of our common stock in the future.
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

Ciena Corporation

Date:	March 10, 2011	By:	/s/ Gary B. Smith Gary B. Smith
President, Chief Executive Officer
and Director
(Duly Authorized Officer)

Date:	March 10, 2011	By:	/s/ James E. Moylan, Jr. James E. Moylan, Jr.
Senior Vice President, Finance and
Chief Financial Officer
(Principal Financial Officer)