Form 10-Q
period 2011-04-30
CIENA CORP
filed 2011-06-09
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 3, 2011
common stock, $.01 par value	95,681,685

CIENA CORPORATION
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended April 30,		Six Months Ended April 30,
	2010	2011	2010	2011
Revenue:
Products	$206,420	$336,026	$355,474	$688,453
Services	47,051	81,868	73,873	162,749

Total revenue	253,471	417,894	429,347	851,202

Cost of goods sold:
Products	118,221	202,665	194,890	417,066
Services	30,308	49,396	49,355	99,797

Total cost of goods sold	148,529	252,061	244,245	516,863

Gross profit	104,942	165,833	185,102	334,339

Operating expenses:
Research and development	71,142	99,624	121,175	195,414
Selling and marketing	45,328	61,768	79,565	118,860
General and administrative	21,503	32,480	34,266	70,794
Acquisition and integration costs	39,221	10,741	66,252	34,926
Amortization of intangible assets	17,121	13,674	23,102	42,458
Restructuring costs	1,849	3,164	1,828	4,686
Change in fair value of contingent consideration	—	—	—	(3,289)

Total operating expenses	196,164	221,451	326,188	463,849

Loss from operations	(91,222)	(55,618)	(141,086)	(129,510)
Interest and other income (loss), net	3,748	4,229	2,975	10,494
Interest expense	(4,113)	(9,406)	(5,941)	(18,956)

Loss before income taxes	(91,587)	(60,795)	(144,052)	(137,972)
Provision (benefit) for income taxes	(1,578)	1,891	(710)	3,770

Net loss	$(90,009)	$(62,686)	$(143,342)	$(141,742)

Basic net loss per common share	$(0.97)	$(0.66)	$(1.55)	$(1.49)

Diluted net loss per potential common share	$(0.97)	$(0.66)	$(1.55)	$(1.49)

Weighted average basic common shares outstanding	92,614	95,360	92,590	94,928

Weighted average dilutive potential common shares outstanding	92,614	95,360	92,590	94,928

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31,	April 30,
	2010	2011
ASSETS

Current assets:
Cash and cash equivalents	$688,687	$506,840
Accounts receivable, net	343,582	391,330
Inventories	261,619	285,696
Prepaid expenses and other	147,680	139,536

Total current assets	1,441,568	1,323,402
Long-term investments	—	50,098
Equipment, furniture and fixtures, net	120,294	126,399
Other intangible assets, net	426,412	369,775
Other long-term assets	129,819	135,210

Total assets	$2,118,093	$2,004,884

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$200,617	$178,747
Accrued liabilities	193,994	190,618
Deferred revenue	75,334	99,187

Total current liabilities	469,945	468,552
Long-term deferred revenue	29,715	24,861
Other long-term obligations	16,435	19,232
Convertible notes payable	1,442,705	1,442,534

Total liabilities	1,958,800	1,955,179

Commitments and contingencies
Stockholders’ equity:
Preferred stock — par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock — par value $0.01; 290,000,000 shares authorized; 94,060,300 and 95,659,218 shares issued and outstanding	941	957
Additional paid-in capital	5,702,137	5,728,532
Accumulated other comprehensive income	1,062	6,805
Accumulated deficit	(5,544,847)	(5,686,589)

Total stockholders’ equity	159,293	49,705

Total liabilities and stockholders’ equity	$2,118,093	$2,004,884

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended April 30,
	2010	2011
Cash flows from operating activities:
Net loss	$(143,342)	$(141,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium (discount) on marketable securities	575	(12)
Change in fair value of embedded redemption feature	(6,640)	(9,160)
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	13,543	29,367
Share-based compensation costs	16,799	18,886
Amortization of intangible assets	33,618	56,637
Provision for inventory excess and obsolescence	7,100	6,413
Provision for warranty	8,847	5,646
Other	1,037	3,474
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(53,255)	(48,351)
Inventories	(38,250)	(30,490)
Prepaid expenses and other	4,944	963
Accounts payable, accruals and other obligations	84,831	(26,078)
Deferred revenue	(3,043)	18,999

Net cash used in operating activities	(73,236)	(115,448)

Cash flows used in investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(18,275)	(29,420)
Restricted cash	(9,046)	(11,853)
Purchase of available for sale securities	(63,591)	(49,894)
Proceeds from maturities of available for sale securities	424,841	—
Proceeds from sales of available for sale securities	179,380	—
Acquisition of business	(711,932)	—
Receipt of contingent consideration related to business acquisition	—	16,394

Net cash used in investing activities	(198,623)	(74,773)

Cash flows from financing activities:
Proceeds from issuance of 4.0% convertible notes payable, net	369,660	—
Proceeds from issuance of common stock and warrants	831	7,525

Net cash provided by financing activities	370,491	7,525

Effect of exchange rate changes on cash and cash equivalents	(108)	849
Net increase (decrease) in cash and cash equivalents	98,632	(182,696)
Cash and cash equivalents at beginning of period	485,705	688,687

Cash and cash equivalents at end of period	$584,229	$506,840

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,560	$16,411
Cash paid (refunded) during the period for income taxes, net	$1,294	$(231)
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$649	$3,242
Debt issuance costs in accrued liabilities	$5,021	$—
Fixed assets acquired under capital leases	$—	$1,401
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
(2) SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
     The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Estimates are used for purchase accounting, bad debts, valuation of inventories and investments, recoverability of intangible assets, other long-lived assets, income taxes, warranty obligations, restructuring liabilities, derivatives, contingencies and litigation. Ciena bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results may differ materially from management’s estimates.
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
Segment Reporting
     Ciena’s chief operating decision maker, its chief executive officer, evaluates performance and allocates resources based on multiple factors, including segment profit (loss) information for the following product categories: (i) Packet-Optical Transport; (ii) Packet-Optical Switching; (iii) Carrier Ethernet Service Delivery; and (iv) Software and Services. Operating segments are defined as components of an enterprise: that engage in business activities which may earn revenue and incur expense; for which discrete financial information is available; and for which such information is evaluated regularly by the chief operating decision maker for purposes of allocating resources and assessing performance. Ciena considers the four product categories above to be its operating segments for reporting purposes. See Note 18.
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
     Historically, a large percentage of Ciena’s revenue has been the result of sales to a small number of communications service providers. Consolidation among Ciena’s customers has increased this concentration. Consequently, Ciena’s accounts receivable are concentrated among these customers. See Notes 7 and 18 below.

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
     Accounting for multiple element arrangements entered into or materially modified in fiscal 2011
     In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standard for revenue recognition with multiple deliverables which provided guidance on how the arrangement fee should be allocated and allows the use of management’s best estimate of selling price (“BESP”) for individual elements of an arrangement when VSOE or third-party evidence (“TPE”) is unavailable. Additionally, it eliminates the residual method of revenue recognition in accounting for multiple deliverable arrangements. The FASB also amended the accounting guidance for revenue arrangements with software elements to exclude from the scope of the software revenue recognition guidance, tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality.

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
     Revenue for multiple element arrangements is allocated to each unit of accounting based on the relative selling price of each delivered element, with revenue recognized when the revenue recognition criteria are met for each delivered element. Ciena determines the selling price for each deliverable based upon the selling price hierarchy for multiple-deliverable arrangements. Under this hierarchy, Ciena uses VSOE of selling price, if it exists, or TPE of selling price if VSOE does not exist. If neither VSOE nor TPE of selling price exists for a deliverable, Ciena uses its BESP for that deliverable.
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
     Historically, for arrangements with multiple elements, Ciena was typically able to establish fair value for undelivered elements and so Ciena applied the residual method. Assuming the adoption of the accounting guidance above on a prospective basis for arrangements entered into or materially modified on or after November 1, 2009, the effect on revenue recognized for the six months ended April 30, 2010 would not have been materially different.
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

Fair Value of Financial Instruments
     The carrying value of Ciena’s cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximates fair market value due to the relatively short period of time to maturity. For information related to the fair value of Ciena’s convertible notes, see Note 14 below.
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
Restructuring
     From time to time, Ciena takes actions to align its workforce, facilities and operating costs with perceived market opportunities and business conditions. Ciena implements these restructuring plans and incurs the associated liability concurrently. Generally accepted accounting principles require that a liability for the cost associated with an exit or disposal activity be recognized in the period in which the liability is incurred, except for one-time employee termination benefits related to a service period of more than 60 days, which are accrued over the service period. See Note 4 below.
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
     From time to time, Ciena uses foreign currency forward contracts to reduce variability in certain forecasted non US-dollar denominated operating expenses. Generally, these derivatives have maturities of twelve months or less and are designated as cash flow hedges.
     At the inception of the cash flow hedge and on an ongoing basis, Ciena assesses the hedging relationship to determine if the forward contracts have been effective in offsetting changes in cash flows attributable to the hedged risk during the hedging period. The effective portion of the derivative’s net gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and upon the occurrence of the forecasted transaction, is subsequently reclassified to the operating expense line item to which the hedged transaction relates.

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
     On October 19, 2010, Nortel issued a public announcement that it had entered into a sale agreement of its Carling campus with Public Works and Government Services Canada (PWGSC) and had been directed to exercise its early termination rights under the Carling lease, shortening the lease term from ten years to five years. As a result, and based on this change in circumstances and expected outcome probability, during the fourth quarter of fiscal 2010 Ciena recorded an unrealized gain of $13.8 million resulting in a fair value of $30.2 million for the contingent consideration right. During the first quarter of fiscal 2011, Ciena received notice of early termination from Nortel and the corresponding payment of the $33.5 million described above, resulting in a gain of $3.3 million.
     During fiscal 2010, Ciena incurred $101.4 million in transaction, consulting and third party service fees, $8.5 million in restructuring expense, and an additional $12.4 million in costs primarily related to purchases of capitalized information technology equipment. During the first six months of fiscal 2011, Ciena incurred $34.9 million in transaction, consulting and third party service fees, $4.7 million in restructuring expense, and an additional $7.0 million in costs primarily related to purchases of capitalized information technology equipment.
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
     Customer relationships, outstanding purchase orders and contracts represent agreements with existing customers of the MEN Business. These intangible assets are expected to have estimated useful lives of nine months to seven years, with the exception of $14.6 million related to a contract asset for acquired in-process projects to be billed by Ciena and recognized as a reduction in revenue. As of April 30, 2011, Ciena has billed $13.4 million of these contract assets. The remaining $1.2 million will be billed during the remainder of fiscal 2011. Trade name represents acquired product trade names that are expected to have a useful life of nine months.
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

	Quarter Ended	Six Months Ended
	April 30,	April 30,
	2010	2010
Pro forma revenue	$351,248	$783,160

Pro forma net loss	$(160,420)	$(384,790)

(4) RESTRUCTURING COSTS
     Ciena has committed to certain restructuring actions principally affecting Ciena’s North America global product group and EMEA’s global field and supply chain organizations. On November 16, 2010, Ciena announced a headcount reduction affecting approximately 50 employees in North America related to this restructuring plan. The action in North America resulted in a restructuring charge of $0.9 million and the previously announced EMEA action resulted in a restructuring charge of $1.0 million in the first six months of fiscal 2011. To consolidate Ciena’s global distribution centers and related operations, on February 28, 2011, Ciena proposed changes in its distribution model that may affect 50 to 60 roles related to its supply chain operations and workforce in Monkstown, Northern Ireland. Execution of any specific reorganization or headcount reduction is subject to local legal requirements, including notification and consultation processes with employees and employee representatives. This action resulted in a restructuring charge of $2.8 million in the first six months of fiscal 2011. Ciena expects this action to result in an additional restructuring charge in the range of $1.0 million to $2.0 million during the remainder of fiscal 2011. The following table sets forth the activity and balance of the restructuring liability accounts for the six months ended April 30, 2011 (in thousands):

		Consolidation
	Workforce	of excess
	reduction	facilities	Total
Balance at October 31, 2010	$1,576	$6,392	$7,968
Additional liability recorded	4,686	—	4,686
Cash payments	(3,084)	(622)	(3,706)

Balance at April 30, 2011	$3,178	$5,770	$8,948

Current restructuring liabilities	$3,178	$1,196	$4,374

Non-current restructuring liabilities	$—	$4,574	$4,574

     The following table sets forth the activity and balance of the restructuring liability accounts for the six months ended April 30, 2010 (in thousands):

		Consolidation
	Workforce	of excess
	reduction	facilities	Total
Balance at October 31, 2009	$170	$9,435	$9,605
Additional liability recorded	1,828	—	1,828
Cash payments	(101)	(1,525)	(1,626)

Balance at April 30, 2010	$1,897	$7,910	$9,807

Current restructuring liabilities	$1,897	$1,373	$3,270

Non-current restructuring liabilities	$—	$6,537	$6,537

(5) MARKETABLE SECURITIES
     As of the date indicated, long-term investments are comprised of the following (in thousands):

	April 30, 2011
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
U.S. government obligations	$49,906	$192	$—	$50,098

	$49,906	$192	$—	$50,098

Included in long-term investments	49,906	192	—	50,098

	$49,906	$192	$—	$50,098

     The following table summarizes final legal maturities of debt investments at April 30, 2011 (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Less than one year	$—	$—
Due in 1-2 years	49,906	50,098

	$49,906	$50,098

     At October 31, 2010, Ciena did not have any investments in marketable debt securities.
(6) FAIR VALUE MEASUREMENTS
     As of the date indicated, the following table summarizes the fair value of assets that are recorded at fair value on a recurring basis (in thousands):

	April 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
U.S. government obligations	$50,098	$—	$—	$50,098
Foreign currency forward contracts	—	277	—	277
Embedded redemption feature	—	—	13,380	13,380

Total assets measured at fair value	$50,098	$277	$13,380	$63,755

     As of the date indicated, the assets above were presented on Ciena’s Condensed Consolidated Balance Sheet as follows (in thousands):

	April 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Prepaid expenses and other	$—	$277	$—	$277
Long-term investments	50,098	—	—	50,098
Other long-term assets	—	—	13,380	13,380

Total assets measured at fair value	$50,098	$277	$13,380	$63,755

     Ciena’s Level 3 assets included in other long-term assets reflect the embedded redemption feature contained within Ciena’s 4.0% convertible senior notes. See Note 14 below. The embedded redemption feature is bifurcated from Ciena’s 4.0% convertible senior notes using the “with-and-without” approach. As such, the total value of the embedded redemption feature is calculated as the difference between the value of the 4.0% convertible senior notes (the “Hybrid Instrument”) and the value of an identical instrument without the embedded redemption feature (the “Host Instrument”). Both the Host Instrument and the Hybrid Instrument are valued using a modified binomial model. The modified binomial model utilizes a risk free interest rate, an implied volatility of Ciena’s stock, the recovery rates of bonds and the implied default intensity of the 4.0% convertible senior notes.
     As of the dates indicated, the following table sets forth, in thousands, the reconciliation of changes in fair value measurements of Level 3 assets:

Level 3
Balance at October 31, 2010	$34,415
Issuances	—
Settlements	(30,195)
Changes in unrealized gain (loss)	9,160
Transfers into Level 3	—
Transfers out of Level 3	—

Balance at April 30, 2011	$13,380

(7) ACCOUNTS RECEIVABLE
     As of October 31, 2010 and April 30, 2011, no customers accounted for greater than 10% of net trade accounts receivable. Allowance for doubtful accounts was $0.1 million and $0.7 million as of October 31, 2010 and April 30, 2011, respectively. Ciena has not historically experienced a significant amount of bad debt expense.

(8) INVENTORIES
     As of the dates indicated, inventories are comprised of the following (in thousands):

	October 31,	April 30,
	2010	2011
Raw materials	$30,569	$40,106
Work-in-process	6,993	8,445
Finished goods	177,994	197,636
Deferred cost of goods sold	76,830	69,216

	292,386	315,403
Provision for excess and obsolescence	(30,767)	(29,707)

	$261,619	$285,696

     Ciena writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand and market conditions. During the first six months of fiscal 2011, Ciena recorded a provision for excess and obsolescence of $6.4 million, primarily related to changes in forecasted sales for certain products. Deductions from the provision for excess and obsolete inventory relate to disposal activities.
     The following table summarizes the activity in Ciena’s reserve for excess and obsolete inventory for the periods indicated (in thousands):

	Balance at
Six months ended	beginning of			Balance at
April 30,	period	Provisions	Disposals	end of period
2010	$24,002	$7,100	$3,105	$27,997
2011	$30,767	$6,413	$7,473	$29,707
(9) PREPAID EXPENSES AND OTHER
     As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	October 31,	April 30,
	2010	2011
Prepaid VAT and other taxes	$46,352	$41,948
Deferred deployment expense	6,918	9,610
Product demonstration equipment, net	29,449	46,269
Prepaid expenses	15,087	11,098
Restricted cash	12,994	22,774
Contingent consideration	30,195	—
Other non-trade receivables	6,685	7,837

	$147,680	$139,536

     Prepaid expenses and other as of April 30, 2011 include $46.3 million related to product demonstration equipment, net. Depreciation of product demonstration equipment was $4.5 million for the first six months of fiscal 2011.
(10) EQUIPMENT, FURNITURE AND FIXTURES
     As of the dates indicated, equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,	April 30,
	2010	2011
Equipment, furniture and fixtures	$360,908	$391,890
Leasehold improvements	49,595	52,130

	410,503	444,020
Accumulated depreciation and amortization	(290,209)	(317,621)

	$120,294	$126,399

     Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements was $13.5 million and $24.9 million for the first six months of fiscal 2010 and 2011, respectively.
(11) OTHER INTANGIBLE ASSETS
     As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	October 31,			April 30,
	2010			2011
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangible	Amortization	Intangible	Intangible	Amortization	Intangible
Developed technology	$417,833	$(186,129)	$231,704	$417,833	$(210,261)	$207,572
Patents and licenses	45,388	(45,167)	221	45,388	(45,237)	151
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	323,573	(129,086)	194,487	323,573	(161,521)	162,052

Total other intangible assets	$786,794	$(360,382)	$426,412	$786,794	$(417,019)	$369,775

     The amortization of finite-lived other intangible assets was $33.6 million and $56.6 million for the first six months of fiscal 2010 and 2011, respectively. Expected future amortization of finite-lived other intangible assets for the fiscal years indicated is as follows (in thousands):

Period ended October 31,
2011 (remaining six months)	$40,032
2012	73,564
2013	71,145
2014	56,987
2015	52,714
Thereafter	75,333

$369,775

(12) OTHER BALANCE SHEET DETAILS
     As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	October 31,	April 30,
	2010	2011
Maintenance spares inventory, net	$53,654	$50,582
Deferred debt issuance costs, net	28,853	26,149
Embedded redemption feature	4,220	13,380
Restricted cash	37,796	39,869
Other	5,296	5,230

	$129,819	$135,210

     Deferred debt issuance costs are amortized using the straight line method, which approximates the effect of the effective interest rate method, through the maturity of the related debt. Amortization of debt issuance costs, which is included in interest expense, was $1.5 million and $2.7 million during the first six months of fiscal 2010 and fiscal 2011, respectively.
     As of the dates indicated, accrued liabilities are comprised of the following (in thousands):

	October 31,	April 30,
	2010	2011
Warranty	$54,372	$47,252
Compensation, payroll related tax and benefits	39,391	50,312
Vacation	20,412	27,028
Current restructuring liabilities	2,784	4,374
Interest payable	4,345	4,357
Other	72,690	57,295

	$193,994	$190,618

     The following table summarizes the activity in Ciena’s accrued warranty for the fiscal periods indicated (in thousands):

					Balance at
Six months ended	Beginning				end of
April 30,	Balance	Acquired	Provisions	Settlements	period
2010	$40,196	26,000	8,847	(10,362)	$64,681
2011	$54,372	-	5,646	(12,766)	$47,252
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
     As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	October 31,	April 30,
	2010	2011
Products	$31,187	$39,001
Services	73,862	85,047

	105,049	124,048
Less current portion	(75,334)	(99,187)

Long-term deferred revenue	$29,715	$24,861

(13) FOREIGN CURRENCY FORWARD CONTRACTS
     From time to time, Ciena uses foreign currency forward contracts to reduce variability in certain forecasted non-US dollar denominated operating expenses. Generally, these derivatives have maturities of 12 months or less and are designated as cash flow hedges. Ciena considers several factors when evaluating hedges of its forecasted foreign currency exposures, such as significance of the exposure, offsetting economic exposures, potential costs of hedging, and the potential for hedge ineffectiveness. Ciena does not enter into derivative transactions for purposes other than hedging economic exposures. During the second quarter of fiscal 2011, Ciena entered into forward contracts to reduce the variability in its Canadian Dollar and Indian Rupee denominated operating expenses which principally relate to the Company’s research and development activities. These derivative contracts have been designated as cash flow hedges and are reported on Ciena’s Balance Sheet as derivative assets or liabilities as shown in the table below (in thousands):

								Total
Derivatives Designated as Cash			Derivative Asset			Derivative Liability		Derivative Asset
Flow Hedging Instruments	Notional Amount*		Fair Value			Fair Value		Fair Value as of:
	April 30,	April 30,	April 30,	April 30,		April 30,	April 30,	April 30,	April 30,
	2010	2011	2010	2011		2010	2011	2010	2011
Receive INR / Pay USD	$—	$5,259	$—	$28		$—	$—	$—	$28
Receive CAD / Pay USD	$—	$12,674	$—	$249		$—	$—	$—	$249

Total Fair Value			$—	$277	(1)	$—	$—	$—	$277

*Notional amounts are computed at the contract exchange rate.

(1) Amount is included within prepaid expenses and other on the Condensed Consolidated Balance Sheet.
     At the inception of the cash flow hedge and on an ongoing basis, Ciena assesses the hedging relationship to determine if the forward contracts have been effective in offsetting changes in cash flows attributable to changes in the relevant foreign currency exchange rate during the hedging period. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and upon the occurrence of the forecasted transaction, is subsequently reclassified to the operating expense line item to which the hedged transaction relates. Ciena records the net gain or loss associated with any ineffective portion of the hedging instruments in interest and other income, net. The amounts deferred in other comprehensive income and recorded on the balance sheet and ineffective amounts recorded in other income (in thousands) are shown in the table below:

	Effective Portion
	Quarter Ended April 30,		Six Months Ended April 30,
Line Item in Condensed Consolidated Balance Sheet	2010	2011	2010	2011
Accumulated other comprehensive income	$—	$277	$—	$277

Ineffective Portion
	Quarter Ended April 30,		Six Months Ended April 30,
Line Item in Condensed Consolidated Statement of Operations	2010	2011	2010	2011
Other income, net	$—	$—	$—	$—

	$—	$—	$—	$—

	Gain Reclassified to Condensed Consolidated Statement of Operations
	Quarter Ended April 30,		Six Months Ended April 30,
Line Item in Condensed Consolidated Statement of Operations	2010	2011	2010	2011
Research and development	$—	$71	$—	$71

	$—	$71	$—	$71

(14) CONVERTIBLE NOTES PAYABLE
     The following table sets forth, in thousands, the carrying value and the estimated current fair value of Ciena’s outstanding convertible notes:

	April 30, 2011
Description	Carrying Value	Fair Value
0.25% Convertible Senior Notes due May 1, 2013	$216,210	$221,210
4.0% Convertible Senior Notes due March 15, 2015 (1)	376,324	586,172
0.875% Convertible Senior Notes due June 15, 2017	500,000	496,563
3.75% Convertible Senior Notes due October 15, 2018	350,000	561,094

	$1,442,534	$1,865,039

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

Numerator	Quarter Ended April 30,		Six Months Ended April 30,
	2010	2011	2010	2011
Net loss	$(90,009)	$(62,686)	$(143,342)	$(141,742)

Denominator	Quarter Ended April 30,		Six Months Ended April 30,
	2010	2011	2010	2011
Basic weighted average shares outstanding	92,614	95,360	92,590	94,928

Dilutive weighted average shares outstanding	92,614	95,360	92,590	94,928

EPS	Quarter Ended April 30,		Six Months Ended April 30,
	2010	2011	2010	2011
Basic EPS	$(0.97)	$(0.66)	$(1.55)	$(1.49)

Diluted EPS	$(0.97)	$(0.66)	$(1.55)	$(1.49)

     The following table summarizes the weighted average shares excluded from the calculation of the denominator for Basic and Diluted EPS due to their anti-dilutive effect for the fiscal years indicated (in thousands):

	Quarter Ended April 30,		Six Months Ended April 30,
	2010	2011	2010	2011
Shares underlying stock options, restricted stock units and warrants	2,082	6,657	1,864	6,658
0.25% Convertible Senior Notes due May 1, 2013	7,539	5,470	7,539	5,470
4.00% Convertible Senior Notes due March 15, 2015	9,607	18,396	4,777	18,396
0.875% Convertible Senior Notes due June 15, 2017	13,108	13,108	13,108	13,108
3.75% Convertible Senior Notes due October 15, 2018	—	17,356	—	17,356

Total excluded due to anti-dilutive effect	32,336	60,987	27,288	60,988

(16) SHARE-BASED COMPENSATION EXPENSE
     Ciena grants equity awards under its 2008 Omnibus Incentive Plan (“2008 Plan”) and 2003 Employee Stock Purchase Plan (“ESPP”). These plans were approved by shareholders and are described in Ciena’s annual report on Form 10-K. In connection with its acquisition of the MEN Business, Ciena also adopted the 2010 Inducement Equity Award Plan (“2010 Plan”) pursuant to which it has made awards to eligible persons as described below.
2008 Plan
     Ciena has previously granted stock options and restricted stock units under its 2008 Plan. Pursuant to Board and stockholder approval, effective April 14, 2010, Ciena amended its 2008 Plan to (i) increase the number of shares available for issuance by five million shares; and (ii) reduce from 1.6 to 1.31 the fungible share ratio used for counting full value awards, such as restricted stock units, against the shares remaining available under the 2008 Plan. As of April 30, 2011, there were approximately 4.0 million shares authorized and remaining available for issuance under the 2008 Plan.
2010 Inducement Equity Award Plan
     On December 8, 2009, the Compensation Committee of the Board of Directors approved the 2010 Inducement Plan. The 2010 Plan was intended to enhance Ciena’s ability to attract and retain certain key employees transferred to Ciena in connection with its acquisition of the MEN Business. The 2010 Plan authorized the issuance of restricted stock or restricted stock units representing up to 2.25 million shares of Ciena common stock, of which 1.7 million shares were awarded prior to the March 19, 2011 termination date. Upon termination, those shares remaining available under the 2010 Plan, ceased to be available for issuance under the 2010 Plan or any other existing Ciena equity incentive plan.

     Stock Options
     Outstanding stock option awards to employees are generally subject to service-based vesting restrictions and vest incrementally over a four-year period. The following table is a summary of Ciena’s stock option activity for the periods indicated (shares in thousands):

	Shares
	Underlying	Weighted
	Options	Average
	Outstanding	Exercise Price
Balance as of October 31, 2010	5,002	$40.96
Granted	—	—
Exercised	(370)	15.39
Canceled	(375)	92.76

Balance as of April 30, 2011	4,257	$38.61

     The total intrinsic value of options exercised during the first six months of fiscal 2010 and fiscal 2011, was $0.7 million and $2.1 million, respectively. The weighted average fair value of each stock option granted by Ciena during the first six months of fiscal 2010 was $6.95. There were no stock options granted by Ciena during the first six months of fiscal 2011.
     The following table summarizes information with respect to stock options outstanding at April 30, 2011, based on Ciena’s closing stock price of $28.24 per share on the last trading day of Ciena’s second fiscal quarter of 2011 (shares and intrinsic value in thousands):

	Options Outstanding at April 30, 2011				Vested Options at April 30, 2011
		Weighted				Weighted
		Average				Average
		Remaining	Weighted			Remaining	Weighted
Range of	Number	Contractual	Average	Aggregate	Number	Contractual	Average	Aggregate
Exercise	of	Life	Exercise	Intrinsic	of	Life	Exercise	Intrinsic
Price	Shares	(Years)	Price	Value	Shares	(Years)	Price	Value
$ 0.01 — $ 16.52	661	5.69	$11.24	$11,244	518	5.03	$11.57	$8,645
$16.53 — $ 17.43	361	4.37	17.20	3,981	343	4.21	17.20	3,783
$17.44 — $ 22.96	349	3.97	21.80	2,245	331	3.81	21.86	2,111
$22.97 — $ 31.71	1,267	3.61	29.43	708	1,229	3.51	29.46	675
$31.72 — $ 46.90	789	4.97	39.47	—	719	4.81	39.69	—
$46.91 — $ 73.78	400	1.62	59.13	—	400	1.62	59.13	—
$73.79 — $422.38	430	0.46	118.77	—	430	0.46	118.77	—

$ 0.01 — $422.38	4,257	3.77	$38.61	$18,178	3,970	3.51	$39.94	$15,214

     Assumptions for Option-Based Awards
     Ciena recognizes the fair value of service-based options as share-based compensation expense on a straight-line basis over the requisite service period. Ciena did not grant any option-based awards during the first six months of fiscal 2011. During the first six months of fiscal 2010, Ciena estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Quarter Ended	Six Months Ended
	April 30,	April 30,
	2010	2010
Expected volatility	61.9%	61.9%
Risk-free interest rate	2.8 – 3.0%	2.4 – 3.0%
Expected life (years)	5.3 – 5.5	5.3 – 5.5
Expected dividend yield	0.0%	0.0%

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
     The aggregate fair value of Ciena’s restricted stock units is based on Ciena’s closing stock price on the last trading day of each period as indicated. The following table is a summary of Ciena’s restricted stock unit activity for the periods indicated, with the aggregate fair value of the balance outstanding at the end of each period, based on Ciena’s closing stock price on the last trading day of the relevant period (shares and aggregate fair value in thousands):

		Weighted
		Average
	Restricted	Grant Date	Aggregate
	Stock Units	Fair Value	Fair
	Outstanding	Per Share	Value
Balance as of October 31, 2010	5,191	$13.81	$71,681
Granted	1,732
Vested	(1,090)
Canceled or forfeited	(438)

Balance as of April 30, 2011	5,395	$15.59	$84,100

     The total fair value of restricted stock units that vested and were converted into common stock during the first six months of fiscal 2010 and fiscal 2011 was $12.0 million and $24.3 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena during the first six months of fiscal 2010 and fiscal 2011 was $13.34 and $19.85, respectively.

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
2003 Employee Stock Purchase Plan
     In March 2003, Ciena stockholders approved the 2003 Employee Stock Purchase Plan (the “ESPP”), which has a ten-year term. Ciena stockholders subsequently approved an amendment increasing the number of shares available to 3.6 million and adopting an “evergreen” provision. On December 31 of each year, the number of shares available under the ESPP will increase by up to 0.6 million shares, provided that the total number of shares available at that time shall not exceed 3.6 million. Under the ESPP, eligible employees may enroll in a six-month offer period during certain open enrollment periods. The six-month offer periods begin on December 21 and June 21 of each year with an initial stub period running from October 1, 2010 through December 20, 2010. The purchase price is equal to 85% of the lower of the fair market value of Ciena common stock on the day preceding each offer period or the last day of each offer period. The current ESPP is considered compensatory for purposes of share-based compensation expense. During the first six months of fiscal 2011, Ciena estimated the fair value of each ESPP option on the first date of the offer period using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Quarter Ended	Six Months Ended
	April 30,	April 30,
	2011	2011
Expected volatility	39.8%	39.8 – 49.1%
Risk-free interest rate	0.19%	0.19 – 0.64%
Expected life (years)	0.5	0.25 – 0.50
Expected dividend yield	0.0%	0.0%
     The following table is a summary of ESPP activity and shares available for issuance for the periods indicated (shares and intrinsic value in thousands):

	ESPP shares available	Intrinsic value at stock
	for issuance	issuance date
Balance as of October 31, 2010	3,498
Issued December 20, 2010	(139)	$1,117
Evergreen at December 31, 2010	212

Balance as of April 30, 2011	3,571

Share-Based Compensation Expense for Periods Reported
     The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended April 30,		Six Months Ended April 30,
	2010	2011	2010	2011
Product costs	$549	$505	$927	$1,079
Service costs	452	502	883	1,005

Share-based compensation expense included in cost of sales	1,001	1,007	1,810	2,084

Research and development	2,259	2,597	4,646	5,168
Sales and marketing	2,665	3,143	5,123	6,134
General and administrative	2,301	2,140	4,876	5,141
Acquisition and integration costs	345	74	345	234

Share-based compensation expense included in operating expense	7,570	7,954	14,990	16,677

Share-based compensation expense capitalized in inventory, net	(53)	60	(1)	125

Total share-based compensation	$8,518	$9,021	$16,799	$18,886

     As of April 30, 2011, total unrecognized compensation expense was $71.7 million: (i) $2.8 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 0.6 year; and (ii) $68.9 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.7 years.
(17) COMPREHENSIVE LOSS
     The components of comprehensive loss were as follows for the periods indicated (in thousands):

	Quarter Ended April 30,		Six Months Ended April 30,
	2010	2011	2010	2011
Net loss	$(90,009)	$(62,686)	$(143,342)	$(141,742)
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(272)	192	(458)	375
Change in unrealized gain (loss) on foreign currency forward contracts, net of tax	—	175	—	175
Change in accumulated translation adjustments	98	5,625	(535)	5,193

Total comprehensive loss	$(90,183)	$(56,694)	$(144,335)	$(135,999)

(18) SEGMENT AND ENTITY WIDE DISCLOSURES
Segment Reporting
     Ciena’s segments are discussed in the following product and service groupings:
•	Packet-Optical Transport — includes optical transport solutions that increase network capacity and enable more rapid delivery of a broader mix of high-bandwidth services. These products are used by network operators to facilitate the cost effective and efficient transport of voice, video and data traffic in core networks, as well as regional, metro and access networks. Our principal products in this segment include the ActivFlex 6500 Packet-Optical Platform (ActivFlex 6500); ActivFlex 6110 Multiservice Optical Platform (ActivFlex 6110); ActivSpan 5200 (ActivSpan 5200); ActivSpan Common Photonic Layer (CPL); Optical Multiservice Edge 1000 series (OME 1000); and Optical Metro 3500 (OM 3500) from the MEN Business. This segment includes sales of our ActivSpan 4200® FlexSelect®Advanced Services Platform (ActivSpan 4200) and our Corestream® Agility Optical Transport System (Corestream) from Ciena’s pre-acquisition portfolio. This segment also includes sales from legacy SONET/SDH products and legacy data networking products, as well as certain enterprise-oriented transport solutions that support storage and LAN extension, interconnection of data centers, and virtual private networks. This segment also includes operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations.

•	Packet-Optical Switching — includes optical switching platforms that enable automated optical infrastructures for the delivery of a wide variety of enterprise and consumer-oriented network services. Our principal products in this segment include our CoreDirector® Multiservice Optical Switch, CoreDirector FS; and our ActivFlex 5430 Reconfigurable Switching System, our packet Optical Transport Network (OTN) configuration for the 5400 family. These products include multiservice, multi-protocol switching systems that consolidate the functionality of an add/drop multiplexer, digital cross-connect and packet switch into a single, high-capacity intelligent switching system. These products address both the core and metro segments of communications networks and support key managed service services, Ethernet/TDM Private Line, Triple Play and IP services. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations.

•	Carrier Ethernet Service Delivery - includes the ActivEdge 3900 family of service delivery switches and service aggregation switches, as well as the ActivEdge 5000 series and ActivEdge 5410 Service Aggregation Switch, our Carrier Ethernet configuration for the 5400 family. These products support the access and aggregation tiers of communications networks and have principally been deployed to support wireless backhaul infrastructures and business data services. Employing sophisticated Carrier Ethernet switching technology, these products deliver quality of service capabilities, virtual local area networking and switching functions, and carrier-grade operations, administration, and maintenance features. This segment includes the legacy metro Ethernet routing switch (MERS) product line, from the MEN Business, and broadband products, including our CNX-5 Broadband DSL System (CNX-5), that transitions legacy voice networks to support Internet-based (IP) telephony, video services and DSL. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations.

•	Software and Services - includes our integrated network and service management software designed to automate and simplify network management and operation, while increasing network performance and functionality. These software solutions can track individual services across multiple product suites, facilitating planned network maintenance, outage detection and identification of customers or services affected by network troubles. This segment also includes a broad range of consulting and support services, including installation and deployment, maintenance support, consulting, network design and training activities. Except for revenue from the software portion of this segment, which is included in product revenue, revenue from this segment is included in services revenue on the Condensed Consolidated Statement of Operations.
Reportable segment asset information is not disclosed because it is not reviewed by the chief operating decision maker for purposes of evaluating performance and allocating resources.
     The table below (in thousands, except percentage data) sets forth Ciena’s segment revenue for the respective periods:

	Quarter Ended April 30,				Six Months Ended April 30,
	2010	%*	2011	%*	2010	%*	2011	%*
Revenue:
Packet-Optical Transport	$97,689	38.5	$272,635	65.2	$181,159	42.2	$559,116	65.7
Packet-Optical Switching	32,434	12.8	31,267	7.5	55,832	13.0	66,541	7.8
Carrier Ethernet Service Delivery	74,806	29.5	30,931	7.4	115,245	26.8	58,559	6.9
Software and Services	48,542	19.2	83,061	19.9	77,111	18.0	166,986	19.6

Consolidated revenue	$253,471	100.0	$417,894	100.0	$429,347	100.0	$851,202	100.0

*	Denotes % of total revenue
Segment Profit (Loss)
     Segment profit (loss) is determined based on internal performance measures used by the chief executive officer to assess the performance of each operating segment in a given period. In connection with that assessment, the chief executive officer excludes the following items: selling and marketing costs; general and administrative costs; acquisition and integration costs; amortization of intangible assets; restructuring costs; change in fair value of contingent consideration; interest and other income (net); interest expense; equity investment gains or losses and provisions (benefit) for income taxes.
     The table below (in thousands) sets forth Ciena’s segment profit (loss) and the reconciliation to consolidated net income (loss) during the respective periods:

	Quarter Ended April 30,		Six Months Ended April 30,
	2010	2011	2010	2011
Segment profit (loss):
Packet-Optical Transport	$(6,595)	$36,506	$13,528	$75,532
Packet-Optical Switching	5,467	8,487	3,429	21,364
Carrier Ethernet Service Delivery	25,972	3,497	34,854	5,890
Software and Services	8,956	17,719	12,116	36,139

Total segment profit (loss)	33,800	66,209	63,927	138,925

Other nonperformance items:
Selling and marketing	(45,328)	(61,768)	(79,565)	(118,860)
General and administrative	(21,503)	(32,480)	(34,266)	(70,794)
Acquisition and integration costs	(39,221)	(10,741)	(66,252)	(34,926)
Amortization of intangible assets	(17,121)	(13,674)	(23,102)	(42,458)
Restructuring costs	(1,849)	(3,164)	(1,828)	(4,686)
Change in fair value of contingent consideration	—	—	—	3,289
Interest and other financial charges, net	(365)	(5,177)	(2,966)	(8,462)
(Provision) benefit for income taxes	1,578	(1,891)	710	(3,770)

Consolidated net loss	$(90,009)	$(62,686)	$(143,342)	$(141,742)

Entity Wide Reporting
     The following table reflects Ciena’s geographic distribution of revenue based on the location of the purchaser, with any country accounting for greater than 10% of total revenue in the period specifically identified. Revenue attributable to geographic regions outside of the United States is reflected as “Other International” revenue. For the periods below, Ciena’s geographic distribution of revenue was as follows (in thousands, except percentage data):

	Quarter Ended April 30,				Six Months Ended April 30,
	2010	%*	2011	%*	2010	%*	2011	%*
United States	$180,523	71.2	$230,801	55.2	$304,435	70.9	$451,150	53.0
Other International	72,948	28.8	187,093	44.8	124,912	29.1	400,052	47.0

Total	$253,471	100.0	$417,894	100.0	$429,347	100.0	$851,202	100.0

*	Denotes % of total revenue
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

	October 31,		April 30,
	2010	%*	2011	%*
United States	$63,675	52.9	$63,649	50.3
Canada	45,103	37.5	50,294	39.8
Other International	11,516	9.6	12,456	9.9

Total	$120,294	100.0	$126,399	100.0

*	Denotes % of total equipment, furniture and fixtures
     For the periods below, customers accounting for at least 10% of Ciena’s revenue were as follows (in thousands, except percentage data):

	Quarter Ended April 30,				Six Months Ended April 30,
	2010	%*	2011	%*	2010	%*	2011	%*
Company A	$70,808	27.9	$66,104	15.8	$113,323	26.4	$126,941	14.9
Company B	36,531	14.4	n/a	—	51,867	12.1	n/a	—
Company C	n/a	—	42,159	10.1	n/a	—	89,981	10.6

Total	$107,339	42.3	$108,263	25.9	$165,190	38.5	$216,922	25.5

n/a	Denotes revenue representing less than 10% of total revenue for the period

*	Denotes % of total revenue
(19) CONTINGENCIES
Foreign Tax Contingencies
     Ciena has received assessment notices from the Mexican tax authorities asserting deficiencies in payments between 2001 and 2005 related primarily to income taxes and import taxes and duties. Ciena has filed judicial petitions appealing these assessments. As of October 31, 2010 and April 30, 2011, Ciena had accrued liabilities of $1.4 million and $1.6 million, respectively, related to these contingencies, which are reported as a component of other current accrued liabilities. As of April 30, 2011, Ciena estimates that it could be exposed to possible losses of up to $5.8 million, for which it has not accrued liabilities. Ciena has not accrued the additional income tax liabilities because it does not believe that such losses are more likely than not to be incurred. Ciena has not accrued the additional import taxes and duties because it does not believe the incurrence of such losses are probable. Ciena continues to evaluate the likelihood of probable and reasonably possible losses, if any, related to these assessments. As a result, future increases or decreases to accrued liabilities may be necessary and will be recorded in the period when such amounts are estimable and more likely than not (for income taxes) or probable (for non-income taxes).
     In addition to the matters described above, Ciena is subject to various tax liabilities arising in the ordinary course of business. Ciena does not expect that the ultimate settlement of these liabilities will have a material effect on our results of operations, financial position or cash flows.
Litigation
     On May 29, 2008, Graywire, LLC filed a complaint in the United States District Court for the Northern District of Georgia against Ciena and four other defendants, alleging, among other things, that certain of the parties’ products infringe U.S. Patent 6,542,673 (the “’673 Patent”), relating to an identifier system and components for optical assemblies. The complaint, which seeks injunctive relief and damages, was served upon Ciena on January 20, 2009. Ciena filed an answer to the complaint and counterclaims against Graywire on March 26, 2009, and an amended answer and counterclaims on April 17, 2009. On April 27, 2009, Ciena and certain other defendants filed an application for inter partes reexamination of the ‘673 Patent with the U.S. Patent and Trademark Office (the “PTO”). On the same date, Ciena and the other defendants filed a motion to stay the case pending reexamination of all of the patents-in-suit. On July 17, 2009, the district court granted the defendants’ motion to stay the case. On July 23, 2009, the PTO granted the defendants’ application for reexamination with respect to certain claims of the ‘673 Patent. On March 17, 2011, the PTO granted a third party application for reexamination with respect to one claim of the ‘673 Patent. Ciena believes that it has valid defenses to the lawsuit and intends to defend it vigorously in the event the stay of the case is lifted.
     As a result of its June 2002 merger with ONI Systems Corp., Ciena became a defendant in a securities class action lawsuit filed in the United States District Court for the Southern District of New York in August 2001. The complaint named ONI, certain former ONI officers, and certain underwriters of ONI’s initial public offering (IPO) as defendants, and alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements in ONI’s registration statement and by engaging in manipulative practices to artificially inflate ONI’s stock price after the IPO. The complaint also alleges that ONI and the named former officers violated the securities laws by failing to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The former ONI officers have been dismissed from the action without prejudice. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. On October 6, 2009, the Court entered an opinion granting final approval to a settlement among the plaintiffs, issuer defendants and underwriter defendants, and directing that the Clerk of the Court close these actions. Notices of appeal of the opinion granting final approval have been filed, all of which have been either resolved or dismissed, except one. A description of this litigation and the history of the proceedings can be found in “Item 3. Legal Proceedings” of Part I of Ciena’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 2010. No specific amount of damages has been claimed in this action. Due to the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain.

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
     Integration Activities and Costs
     During the second quarter of fiscal 2011, we integrated the MEN Business operations into Ciena’s enterprise resource planning system and other critical business systems. This system integration enabled us to substantially end our reliance upon transition services performed by an affiliate of Nortel following the MEN Acquisition. Accomplishing this important integration achievement necessitated a temporary shut-down of supply chain operations early in our second quarter of fiscal 2011, which affected our operations and results as described below. With critical integration activities substantially complete, we are focused on optimizing and gaining leverage from our business systems, processes, operations and resources to support the growth of the combined business.
     Restructuring Activities

     Since the MEN Acquisition, we have undertaken a number of restructuring activities intended to reduce operating expense and better align our workforce and operating costs with market opportunities, product development and business strategies for the combined operations. On November 16, 2010, we announced a headcount reduction affecting approximately 50 employees, principally in our global product group in North America. To consolidate our global distribution centers and related operations, on February 28, 2011, we proposed changes in our distribution model that may affect 50 to 60 roles related to our supply chain operations and workforce in Monkstown, Northern Ireland. Execution of any specific reorganization or headcount reduction is subject to local legal requirements, including notification and consultation processes with employees and employee representatives. During the first six months of fiscal 2011, we incurred approximately $4.7 million in restructuring costs related to these actions, and a previously announced reorganization of our business and operations in EMEA. We expect these actions to result in an additional restructuring charge in the range of $1.0 million to $2.0 million during the remainder of fiscal 2011. As we look to manage operating expense and optimize the resources of the combined operations, we will continue to assess the allocation of headcount, facilities and other resources toward key growth opportunities for our business and evaluate additional cost reduction measures.
     Effect of MEN Acquisition upon Results of Operations and Financial Condition
     Due to the relative scale of its operations, the MEN Acquisition has materially affected our operations, financial results and liquidity and may make period to period comparisons difficult. Our revenue and operating expense increased materially compared to periods prior to the MEN Acquisition, with increases in our concentration of Packet-Optical Transport revenue and revenue from outside of the United States. From the closing of the MEN Acquisition through the second quarter of fiscal 2011, we incurred significant integration costs and transition services expense. Integration activities resulted in $136.3 million in transaction, consulting and third party service fees, $13.2 million in severance expense, and an additional $19.4 million, primarily related to purchases of capitalized information technology equipment through the second quarter of fiscal 2011. We anticipate that we will incur approximately $5.0 million to $10.0 million in additional integration costs during the remainder of fiscal 2011. Transition services cost principally reflected in operating expense, were related to services performed by a Nortel affiliate associated with finance and accounting functions, supply chain and logistics management, maintenance and product support, order management and fulfillment, trade compliance, and information technology. In addition, as a result of the MEN Acquisition, we recorded $492.4 million in other intangible assets that will be amortized over their useful lives and increase our operating expense.

     Gross margin was adversely affected by the valuation, required under accounting rules, of the acquired finished goods inventory of the MEN Business to fair value upon closing. This valuation increased marketable inventory carrying value by $62.3 million, of which $48.0 million and $12.4 million were recognized in cost of goods sold during fiscal 2010 and the first six months of fiscal 2011 respectively. See “Critical Accounting Policies and Estimates- Long-lived Assets” and Note 3 of the Condensed Consolidated Financial Statements found under Item 1 of this report.
Competitive Landscape
     We continue to encounter a competitive marketplace, in part, due to our increased market share, technology leadership and global presence resulting from the MEN Acquisition. Following the MEN Acquisition, we have experienced increased customer activity and been afforded increased consideration and opportunities to participate in competition for network builds and upgrades, including in new geographies, markets and applications for our products. For example, we have made early progress in the sale of our products for application in submarine networks and with sales to customers in the Middle East. Securing these opportunities, particularly for international sales, often requires that we agree to less favorable commercial terms or pricing, financial commitments requiring collateralized performance bonds or similar instruments that place cash resources at risk, and other committments that place a disproportionate allocation of risk upon the vendor. Competition has also intensified as we and our competitors more aggressively seek to capture market share, secure next-generation network build opportunities, and displace incumbent equipment vendors at large carrier customers. We expect this level of competition, particularly in North America, to continue and potentially increase, as larger foreign equipment vendors seek to gain entry into the U.S. market, and other competitors seek to retain incumbent positions with customers.
Strategy
     We believe that a number of important underlying drivers represent significant long-term opportunities and growing demand for converged optical Ethernet networking solutions in our target markets. We believe that market trends including the proliferation of mobile web applications, prevalence of video applications and shift of enterprise applications to the cloud or virtualized environments are emblematic of increased use and dependence by consumers and enterprises upon a growing variety of broadband applications and services. These services will continue to add network traffic and consume available bandwidth, requiring our customers to invest in high-capacity, next-generation network infrastructures that are more efficient and robust, and better able to handle multiservice traffic, more dynamic traffic patterns and increased transmission rates.

     To capitalize on the market dynamics above, we have been investing heavily in our business and are in the process of introducing, or transitioning to, significant, new solutions offerings in each of our segments. These developments include the enhancement of our 100G coherent optical transport solution to further improve network flexibility, performance, spectral efficiency and reach. We are also bringing to market a re-architected, integrated network management software platform that unifies visibility, control and service enablement across our product portfolio. Within Packet-Optical Switching, we are transitioning from CoreDirector to our data-optimized, ActivFlex 5430 Reconfigurable Switching System, to enable an end-to-end Optical Transport Network (OTN) architecture that offers improved cost per bit, flexibility and reliability. We are also expanding our Carrier Ethernet Service Delivery portfolio to include the ActivEdge 5410; our high-capacity (terabit scale) Ethernet metro aggregation switch to support wireless backhaul, Ethernet business services and residential broadband applications. Simultaneously, we have also been investing in market entry into multiple, new geographies and vertical segments, as well as the expansion of footprint within our traditional customer base. Managing these platform introductions and market expansions has required increased investment that has impacted and continues to impact a number of financial and operational metrics, including margin, operating expense and cash flows. These investments are a critical element of our effort to address evolving industry trends and end user network requirements, and we believe they will position us to seize market opportunities for long-term growth. Additional components of our corporate strategy include:
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
      Expand our geographic reach. We seek to enhance our brand internationally and build upon the broader global presence of our business provided by the MEN Acquisition. In particular, we seek to expand our geographic reach and market share in growing markets including Brazil, the Middle East, Russia and India. Some of these jurisdictions maintain restrictions on importation, trade protection measures and other domestic preference requirements that could limit our access or success in these markets. For example, India has recently implemented certain security requirements affecting non-Indian network equipment vendors and has imposed significant tariffs upon certain telecommunications equipment manufactured in China; where we assemble certain products and source many components and parts. These requirements may make sales in these markets costly or necessitate changes in our supply chain and operations.
     Increase sales of Packet-Optical Switching and Carrier Ethernet Service Delivery solutions. Through cross-selling and other sales initiatives, we seek to increase the number of customers of and revenue from our Packet-Optical Switching and Carrier Ethernet Service Delivery products, particularly in international markets. By extending our technology leadership in next-generation, coherent transport technology, we seek to drive additional business opportunities for our Packet-Optical Switching and Carrier Ethernet Service Delivery products. Each of these product segments is in the early stages of significant platform transitions and we expect our revenue, gross margin and results of operations may fluctuate in the future in large part depending upon our success in selling new platforms within these segments.
      Leverage our consultative, network specialist approach to drive service and software sales. Our close, consultative relationship with customers enables us to bring strategic value to customer relationships beyond the sale of next-generation communications networking solutions. By understanding and addressing their business needs and the challenging markets in which they compete, we can offer solutions that create additional business and operational value for our customers. We intend to leverage this approach to drive customized opportunities for our Ciena specialist services and sales of integrated, network management software solutions that enable service level management across network layers, rapid service provisioning and increased automation.
     Optimize operations, infrastructure and resources to achieve desired operating leverage. With critical integration activities substantially complete, we are focused on optimizing and gaining leverage from our business processes, systems, infrastructure and resources. These initiatives include the enhancement and further automation of business processes and systems, and the consolidation of our supply chain, third party manufacturers, logistics providers and facilities. We seek to leverage these and other longer-term opportunities, to improve operating efficiencies and promote the growth of the business.
Financial Results
     Revenue for the second quarter of fiscal 2011 was $417.9 million, which represented a sequential decrease of 3.6% from $433.3 million in the first quarter of fiscal 2011. Our second quarter revenue was affected by the temporary shut-down of supply chain operations early in the quarter as part of the significant system integration effort described above, which, in part, contributed to a higher concentration of shipments later in the second quarter. Revenue for the first quarter of fiscal 2011 benefitted, to a degree, from customer requests that we accelerate shipments of certain orders to enable them to avoid any effect of the temporary shut-down. Revenue-related details reflecting sequential changes in quarterly revenue from the first quarter of fiscal 2011 include:
•	Product revenue for the second quarter of fiscal 2011 decreased by $16.4 million, reflecting decreases of $13.8 million in Packet-Optical Transport revenue, $4.0 million in Packet-Optical Switching revenue and $1.9 million in sales of integrated network and service management software. These decreases were partially offset by an increase of $3.3 million in sales of Carrier Ethernet Service Delivery products.

•	Service revenue for the second quarter of fiscal 2011 increased by $1.0 million.

•	Revenue from the United States for the second quarter of fiscal 2011 was $230.8 million, an increase from $220.3 million in the first quarter of fiscal 2011.

•	International revenue for the second quarter of fiscal 2011 was $187.1 million, a decrease from $213.0 million in the first quarter of fiscal 2011.

•	As a percentage of revenue, international revenue was 44.8% during the second quarter of fiscal 2011, a decrease from 49.1% during the first quarter of fiscal 2011.

•	For the second quarter of fiscal 2011, two customers accounted for greater than 10% of revenue, representing 25.9% of total revenue. This compares to two customers that accounted for 25.1% of total revenue in the first quarter of fiscal 2011.
     Gross margin for the second quarter of fiscal 2011 was 39.7%, an increase from 38.9% in the first quarter of fiscal 2011. Gross margin has been affected in recent periods by increased competitive pressures and initial deployment of lower margin common equipment within our Packet-Optical Transport product segment, reflective of our strategy to gain new customers, enter new markets and capture additional market share for our 40G and 100G coherent optical transport solutions. The effects of this aggressive effort to capture market share for our next-generation optical transport solutions offset certain reductions in costs of goods sold due to improved manufacturing efficiencies.
     Operating expense was $221.5 million for the second quarter of fiscal 2011, a decrease from $242.4 million in the first quarter of fiscal 2011. Second quarter operating expense reflects lower costs associated with amortization of intangible assets, acquisition and integration expense, and general and administrative expense. These reductions were partially offset by higher costs associated with research and development, in part due to the weakening of the U.S. dollar in relation to the Canadian dollar, and variable sales compensation.
     Our loss from operations for the second quarter of fiscal 2011 was $55.6 million. This compares to a $73.9 million loss from operations during the first quarter of fiscal 2011. Our net loss for the second quarter of fiscal 2011 was $62.7 million, or $0.66 per share. This compares to a net loss of $79.1 million, or $0.84 per share, for the first quarter of fiscal 2011.
     We used $51.8 million in cash from operations during the second quarter of fiscal 2011, consisting of $41.4 million in cash used for changes in working capital and $10.4 million from net losses (adjusted for non-cash charges). Use of cash for the second quarter of fiscal 2011 reflects cash payments of $26.4 million of acquisition and integration-related expense and restructuring costs, of which $13.9 million was reflected in net losses (adjusted for non-cash charges) and $12.5 million was reflected in changes in working capital. This compares with the use of $63.7 million in cash from operations during the first quarter of fiscal 2011, consisting of $43.6 million in cash used for changes in working capital and $20.1 million from net losses (adjusted for non-cash charges). Use of cash for the first quarter of fiscal 2011 reflects cash payments of $24.5 million of acquisition and integration-related expense and restructuring costs, of which $25.7 million was reflected in net losses (adjusted for non-cash charges) and $1.2 million was reflected in changes in working capital. During the first quarter of fiscal 2011, we received $33.5 million related to the early termination of our lease of the “Lab 10” building on Nortel’s former Carling Campus in Ottawa, Canada (“Carling lease”), of which $17.1 million reduced the cash used from operations above and $16.4 million reduced cash used in investing activities.
     As of April 30, 2011, we had $506.8 million in cash and cash equivalents and $50.1 million of long-term investments in U.S. treasury securities. This compares to $625.8 million and $688.7 million in cash and cash equivalents at January 31, 2011 and October 31, 2010, respectively.
     As of April 30, 2011, headcount was 4,301, an increase from 4,254 at January 31, 2011 and 4,201 at October 31, 2010.
Consolidated Results of Operations
     Our results of operations for the second quarter and six-month period ended April 30, 2010 reflect the operations of the MEN Business beginning on the March 19, 2010 acquisition date and therefore only reflect partial periods of combined operations. Our internal organizational structure and the management of our business and results of operations are presented based upon the following operating segments:
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
•	Packet-Optical Switching — includes optical switching platforms that enable automated optical infrastructures for the delivery of a wide variety of enterprise and consumer-oriented network services. Our principal products in this segment include our CoreDirector® Multiservice Optical Switch, CoreDirector FS; and our ActivFlex 5430 Reconfigurable Switching System, our packet OTN configuration for the 5400 family. These products include multiservice, multi-protocol switching systems that consolidate the functionality of an add/drop multiplexer, digital cross-connect and packet switch into a single, high-capacity intelligent switching system. These products address both the core and metro segments of communications networks and support key managed service services, Ethernet/TDM Private Line, Triple Play and IP services. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations.

•	Carrier Ethernet Service Delivery - includes the ActivEdge 3900 family of service delivery switches and service aggregation switches, as well as the ActivEdge 5000 series and ActivEdge 5410 Service Aggregation Switch, our Carrier Ethernet configuration for the 5400 family. These products support the access and aggregation tiers of communications networks and have principally been deployed to support wireless backhaul infrastructures and business data services. Employing sophisticated Carrier Ethernet switching technology, these products deliver quality of service capabilities, virtual local area networking and switching functions, and carrier-grade operations, administration, and maintenance features. This segment includes the legacy metro Ethernet routing switch (MERS) product line, from the MEN Business, and our broadband products, including our CNX-5 Broadband DSL System (CNX-5), that transitions legacy voice networks to support Internet-based (IP) telephony, video services and DSL. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations.

•	Software and Services - includes our integrated network and service management software designed to automate and simplify network management and operation, while increasing network performance and functionality. These software solutions can track individual services across multiple product suites, facilitating planned network maintenance, outage detection and identification of customers or services affected by network troubles. This segment also includes a broad range of consulting and support services, including installation and deployment, maintenance support, consulting, network design and training activities. Except for revenue from the software portion of this segment, which is included in product revenue, revenue from this segment is included in services revenue on the Condensed Consolidated Statement of Operations.
Quarter ended April 30, 2010 compared to the quarter ended April 30, 2011
Revenue
     The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Quarter Ended April 30,				Increase
	2010	%*	2011	%*	(decrease)	%**
Revenue:
Packet-Optical Transport	$97,689	38.5	$272,635	65.2	$174,946	179.1
Packet-Optical Switching	32,434	12.8	31,267	7.5	(1,167)	(3.6)
Carrier Ethernet Service Delivery	74,806	29.5	30,931	7.4	(43,875)	(58.7)
Software and Services	48,542	19.2	83,061	19.9	34,519	71.1

Consolidated revenue	$253,471	100.0	$417,894	100.0	$164,423	64.9

*	Denotes % of total revenue

**	Denotes % change from 2010 to 2011
•	Packet-Optical Transport revenue increased reflecting a $130.6 million increase in ActivFlex 6500 revenue,

largely driven by service provider demand for high-capacity, optical transport, including coherent 40G and 100G network infrastructures. Packet-Optical Transport revenue also benefited from sales increases of $20.1 million in CPL, $10.5 million in ActivSpan 5200, $6.6 million in ActivFlex 6110, $3.8 million in ActivSpan 4200, $1.9 million in legacy transport products, and $1.4 million in Corestream.

•	Packet-Optical Switching revenue decreased reflecting a $1.2 million decrease in CoreDirector revenue. Packet-Optical Switching revenue has historically reflected sales of our CoreDirector platform, which has a concentrated customer base. Our Packet-Optical Switching segment is in the initial stages of a platform transition to our next-generation ActivFlex 5430 switching system. As a result of these factors, revenue for this segment can fluctuate considerably depending upon individual customer purchasing decisions and the level of initial deployments with customers.

•	Carrier Ethernet Service Delivery revenue decreased reflecting a $45.0 million decrease in sales of our ActivEdge 3000 service-delivery switches and ActivEdge 5000 series of service aggregation switches. Revenue for the second quarter of fiscal 2010 reflected significant sales volume, largely to two customers in support of wireless backhaul. Quarterly revenue for this segment remains subject to fluctuation due to customer concentration, and the timing of customer purchasing and deployment cycles. We expect segment results to be dependent upon further adoption of these products to support business Ethernet service applications and the level of customer adoption of our ActivEdge 5410 Service Aggregation Switch, our high-capacity Carrier Ethernet configuration for the 5400 family to support wireless backhaul, Ethernet business services and residential broadband applications.

•	Software and Services revenue increased primarily due to increases of $25.7 million in maintenance support revenue and $9.1 million in installation, deployment and consulting services.
     Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Quarter Ended April 30,				Increase
	2010	%*	2011	%*	(decrease)	%**
United States	$180,523	71.2	$230,801	55.2	$50,278	27.9
International	72,948	28.8	187,093	44.8	114,145	156.5

Total	$253,471	100.0	$417,894	100.0	$164,423	64.9

*	Denotes % of total revenue

**	Denotes % change from 2010 to 2011
•	United States revenue increased primarily due to a $90.0 million increase in sales of Packet-Optical Transport products and an $11.3 million increase in services revenue. These increases were partially offset by a $45.0 million decrease in Carrier Ethernet Service Delivery sales and a $5.7 million decrease in Packet-Optical Switching revenue.

•	International revenue increased primarily due to an $84.9 million increase in Packet-Optical Transport revenue, a $23.5 million increase in services revenue, and a $4.6 million increase in sales of Packet-Optical Switching products.
     A sizable portion of our revenue continues to come from sales to a small number of service providers, particularly within our Packet-Optical Switching and Carrier-Ethernet Service Delivery businesses. As a result, our financial results are significantly affected by spending levels and the business challenges encountered by these customers. Moreover, our contracts do not have terms that obligate these customers to purchase any minimum or specific amounts of equipment or services. Our concentration of revenue can be adversely affected by consolidation activity among our customers. In addition, some of our customers are pursuing efforts to outsource the management and operation of their networks, or have indicated a procurement strategy to reduce the number of vendors from which they purchase equipment, which could further affect our concentration of revenue where we participate in these efforts. For the second quarter of fiscal 2011, two customers accounted for greater than 10% of revenue, representing 25.9% of total revenue. This compares to two customers that accounted for 42.3% of total revenue in the second quarter of fiscal 2010.
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
     Gross profit as a percentage of revenue, or “gross margin,” continues to be susceptible to quarterly fluctuation due to a number of factors. Gross margin can vary significantly depending upon the mix and concentration of revenue by segment or product line, the concentration of lower margin common equipment sales within a segment or product line, geographic mix and the mix of customers and services in a given fiscal quarter. Gross margin can also be affected by our introduction of new products, charges for excess and obsolete inventory, changes in warranty costs and sales volume. We expect that gross margins will be subject to fluctuation based on our level of success in driving cost reductions, rationalizing our supply chain and consolidating third party contract manufacturers and distribution sites as part of our effort to optimize combined operations with the MEN Business. Gross margin can also be adversely affected by the competitive environment and level of pricing pressure we encounter. The combination of the recent period of uncertain market conditions, recent constraints on customer capital expenditures and increased competition has resulted in a heightened customer focus on pricing and return on network investment, as customers address network traffic growth and strive to increase revenue and profit. Our exposure to pricing pressure has been most severe in metro and core applications for our Packet-Optical Transport platforms, particularly in international markets. As a result, in an effort to retain or secure customers, enter new markets or capture market share, in the past we have and in the future we may agree to pricing or other unfavorable commercial terms that result in lower or negative gross margins on a particular order or group of orders. Because Packet-Optical Transport and international revenue comprise a greater percentage of our overall revenue than in prior periods, these market dynamics may adversely affect our gross margins and results of operations in certain periods.
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
     The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Quarter Ended April 30,				Increase
	2010	%*	2011	%*	(decrease)	%**
Total revenue	$253,471	100.0	$417,894	100.0	$164,423	64.9
Total cost of goods sold	148,529	58.6	252,061	60.3	103,532	69.7

Gross profit	$104,942	41.4	$165,833	39.7	$60,891	58.0

*	Denotes % of total revenue

**	Denotes % change from 2010 to 2011

	Quarter Ended April 30,				Increase
	2010	%*	2011	%*	(decrease)	%**
Product revenue	$206,420	100.0	$336,026	100.0	$129,606	62.8
Product cost of goods sold	118,221	57.3	202,665	60.3	84,444	71.4

Product gross profit	$88,199	42.7	$133,361	39.7	$45,162	51.2

*	Denotes % of product revenue

**	Denotes % change from 2010 to 2011

	Quarter Ended April 30,				Increase
	2010	%*	2011	%*	(decrease)	%**
Service revenue	$47,051	100.0	$81,868	100.0	$34,817	74.0
Service cost of goods sold	30,308	64.4	49,396	60.3	19,088	63.0

Service gross profit	$16,743	35.6	$32,472	39.7	$15,729	93.9

*	Denotes % of service revenue

**	Denotes % change from 2010 to 2011
•	Gross profit as a percentage of revenue decreased due to lower product gross margins described below, partially offset by improved service gross margin.

•	Gross profit on products as a percentage of product revenue was adversely affected by an increased concentration of revenue from our Packet-Optical Transport segment and initial deployments of lower margin common equipment within this segment as part of our strategy to gain new customers, enter new markets or capture market share for our 40G and 100G coherent optical transport solutions. Gross profit for the second quarter of fiscal 2010 was adversely affected by an $11.1 million increase in costs of goods sold due to the required valuation of acquired finished goods inventory of the MEN Business to fair value and $6.6 million of higher than typical excess and obsolete inventory charges and excess purchase commitment losses on Ciena’s pre-acquisition inventory relating to product rationalization decisions upon the closing of the MEN Acquisition.

•	Gross profit on services as a percentage of services revenue increased due to higher concentration of maintenance support and professional services as a percentage of revenue, and improved operational efficiencies.
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
     Amortization of intangible assets primarily reflects purchased technology and customer relationships from our acquisitions.
     The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Quarter Ended April 30,				Increase
	2010	%*	2011	%*	(decrease)	%**
Research and development	$71,142	28.1	$99,624	23.8	$28,482	40.0
Selling and marketing	45,328	17.9	61,768	14.8	16,440	36.3
General and administrative	21,503	8.5	32,480	7.8	10,977	51.0
Acquisition and integration costs	39,221	15.5	10,741	2.6	(28,480)	(72.6)
Amortization of intangible assets	17,121	6.8	13,674	3.3	(3,447)	(20.1)
Restructuring costs	1,849	0.7	3,164	0.8	1,315	71.1

Total operating expenses	$196,164	77.5	$221,451	53.1	$25,287	12.9

*	Denotes % of total revenue

**	Denotes % change from 2010 to 2011

•	Research and development expense was adversely affected by $3.8 million in foreign exchange rates, primarily due to the weakening of the U.S. dollar in relation to the Canadian dollar. The $28.5 million increase primarily reflects increases of $17.2 million in employee compensation and related costs, $5.1 million in professional services and fees, $4.2 million in facilities and information systems and $2.8 million in depreciation expense, partially offset by a $1.0 million decrease in prototype expense.

•	Selling and marketing expense was adversely affected by $1.1 million in foreign exchange rates primarily due to the weakening of the U.S. dollar in relation to the Euro and the Canadian dollar. The $16.4 million increase primarily reflects increases of $11.0 million in employee compensation and related costs, $2.2 million in travel-related expenditures, $1.6 million in facilities and information systems, and $1.6 million in channel marketing programs expense and trade show costs.

•	General and administrative expense increased by $7.5 million in employee compensation and related costs and $2.5 million in consulting expense.

•	Acquisition and integration costs principally consist of transaction, consulting and third party service fees related to the integration of the MEN Business into the combined operations.

•	Amortization of intangible assets decreased due to certain intangible assets from the MEN Acquisition reaching the end of their economic lives. See Note 3 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report.

•	Restructuring costs primarily reflect the headcount reductions and restructuring activities described in Note 4 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report.
Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Quarter Ended April 30,				Increase
	2010	%*	2011	%*	(decrease)	%**
Interest and other income (loss), net	$3,748	1.5	$4,229	1.0	$481	12.8
Interest expense	$4,113	1.6	$9,406	2.3	$5,293	128.7
Provision (benefit) for income taxes	$(1,578)	(0.6)	$1,891	0.5	$3,469	(219.8)

*	Denotes % of total revenue

**	Denotes % change from 2010 to 2011
•	Interest and other income (loss), net is a result of changes in non-cash gain or losses related to the change in fair value of the embedded redemption feature associated with our 4.0% convertible senior notes due March 15, 2015 and the effect of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency. See Notes 6 and 14 to the Condensed Consolidated Financial Statements found under Item 1 of Part I of this report for more information regarding the issuance of these convertible notes and the fair value of the redemption feature contained therein.

•	Interest expense increased due to our private placements during fiscal 2010 of $375.0 million in aggregate principal amount of 4.0% convertible senior notes on March 15, 2010 and $350.0 million in aggregate principal amount of 3.75% convertible senior notes on October 18, 2010. See Note 14 to the Condensed Consolidated Financial Statements found under Item 1 of Part I of this report.

•	Provision for income taxes increased primarily due to increased foreign taxes and the reductions in benefits due to the expiration of the statute of limitations applicable to the acquired, uncertain tax contingency during the second quarter of fiscal 2010.
Six months ended April 30, 2010 compared to the six months ended April 30, 2011
Revenue
     The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Six Months Ended April 30,				Increase
	2010	%*	2011	%*	(decrease)	%**
Revenue:
Packet-Optical Transport	$181,159	42.2	$559,116	65.7	$377,957	208.6
Packet-Optical Switching	55,832	13.0	66,541	7.8	10,709	19.2
Carrier Ethernet Service Delivery	115,245	26.8	58,559	6.9	(56,686)	(49.2)
Software and Services	77,111	18.0	166,986	19.6	89,875	116.6

Consolidated revenue	$429,347	100.0	$851,202	100.0	$421,855	98.3

*	Denotes % of total revenue

**	Denotes % change from 2010 to 2011
•	Packet-Optical Transport revenue increased reflecting a $279.4 million increase in sales of our ActivFlex 6500, largely driven by service provider demand for high-capacity, optical transport, including coherent 40G and 100G network infrastructures. Packet-Optical Transport revenue also benefited from sales increases of $46.9 million in ActivSpan 5200, $29.9 million in CPL, $17.1 million in ActivFlex 6110, and $16.8 million in legacy transport products. These increases were partially offset by decreases of $8.2 million in Corestream and $3.9 million in ActivSpan 4200.

•	Packet-Optical Switching revenue reflects a $9.1 million increase in CoreDirector revenue and the addition of $1.6 million related to ActivFlex 5430, our ultra high-capacity, multi-terabit platform that can be configured to support any mix of OTN, SONET/SDH and Ethernet/MPLS. Revenue for these products remains subject to fluctuation due to customer concentration and the effect of the timing of customer buying cycles for the relatively nascent technology adoption of our next-generation products within this segment.

•	Carrier Ethernet Service Delivery revenue reflects decreases of $65.4 million in sales of our ActivEdge 3000 service-delivery switches and ActivEdge 5000 service aggregation switches. Carrier Ethernet Service Delivery revenue benefited from $6.3 million in initial revenue from the introduction of the ActivEdge 5410 Service Aggregation Switch, our high-capacity, Carrier Ethernet configuration for the 5400 family to support wireless backhaul, Ethernet business services, and residential broadband applications.

•	Software and Services revenue increased reflecting a $63.8 million increase in maintenance support revenue and $26.1 million in installation, deployment and consulting services.
     Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Six Months Ended April 30,				Increase
	2010	%*	2011	%*	(decrease)	%**
United States	$304,435	70.9	$451,150	53.0	$146,715	48.2
International	124,912	29.1	400,052	47.0	275,140	220.3

Total	$429,347	100.0	$851,202	100.0	$421,855	98.3

*	Denotes % of total revenue

**	Denotes % change from 2010 to 2011
•	United States revenue increased primarily due to a $165.0 million increase in sales of Packet-Optical Transport products, a $38.9 million increase in services revenue, and a $2.6 million increase in Packet-Optical Switching revenue. These increases were partially offset by a $59.3 million decrease in Carrier Ethernet Service Delivery sales.

•	International revenue increased primarily due to a $213.0 million increase in Packet-Optical Transport revenue, a $49.9 million increase in services revenue, and a $8.1 million increase in sales of Packet-Optical Switching products. Increased Packet-Optical Transport and services revenue principally reflect the addition of the MEN Business.

Cost of Goods Sold and Gross Profit
     The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Six Months Ended April 30,				Increase
	2010	%*	2011	%*	(decrease)	%**
Total revenue	$429,347	100.0	$851,202	100.0	$421,855	98.3
Total cost of goods sold	244,245	56.9	516,863	60.7	272,618	111.6

Gross profit	$185,102	43.1	$334,339	39.3	$149,237	80.6

*	Denotes % of total revenue

**	Denotes % change from 2010 to 2011

	Six Months Ended April 30,				Increase
	2010	%*	2011	%*	(decrease)	%**
Product revenue	$355,474	100.0	$688,453	100.0	$332,979	93.7
Product cost of goods sold	194,890	54.8	417,066	60.6	222,176	114.0

Product gross profit	$160,584	45.2	$271,387	39.4	$110,803	69.0

*	Denotes % of product revenue

**	Denotes % change from 2010 to 2011

	Six Months Ended April 30,				Increase
	2010	%*	2011	%*	(decrease)	%**
Service revenue	$73,873	100.0	$162,749	100.0	$88,876	120.3
Service cost of goods sold	49,355	66.8	99,797	61.3	50,442	102.2

Service gross profit	$24,518	33.2	$62,952	38.7	$38,434	156.8

*	Denotes % of service revenue

**	Denotes % change from 2010 to 2011
•	Gross profit as a percentage of revenue decreased due to lower product gross margins described below, partially offset by improved service gross margin.

•	Gross profit on products as a percentage of product revenue was adversely affected by an increased concentration of revenue from our Packet-Optical Transport segment, resulting from the MEN Acquisition, and sales of lower margin common equipment within this segment as part of our strategy to gain new customers, enter new markets or capture market share for our 40G and 100G coherent optical transport solutions. Gross profit was also affected by a number of items relating to the MEN Acquisition that increased costs of goods sold during the first quarter of fiscal 2011. These items include increased amortization of intangible assets and the required revaluation of acquired finished goods inventory of the MEN Business to fair value as described above.

•	Gross profit on services as a percentage of services revenue increased due to higher concentration of maintenance support and professional services as a percentage of revenue, and improved operational efficiencies.
Operating Expense

     The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Six Months Ended April 30,				Increase
	2010	%*	2011	%*	(decrease)	%**
Research and development	$121,175	28.2	$195,414	23.0	$74,239	61.3
Selling and marketing	79,565	18.5	118,860	14.0	39,295	49.4
General and administrative	34,266	8.0	70,794	8.3	36,528	106.6
Acquisition and integration costs	66,252	15.4	34,926	4.1	(31,326)	(47.3)
Amortization of intangible assets	23,102	5.4	42,458	5.0	19,356	83.8
Restructuring costs	1,828	0.4	4,686	0.6	2,858	156.3
Change in fair value of contingent consideration	—	0.0	(3,289)	(0.4)	(3,289)	100.0

Total operating expenses	$326,188	75.9	$463,849	54.6	$137,661	42.2

*	Denotes % of total revenue

**	Denotes % change from 2010 to 2011
•	Research and development expense was adversely affected by $6.7 million in foreign exchange rates, primarily due to the weakening of the U.S. dollar in relation to the Canadian dollar. The $74.2 million increase primarily reflects increases of $44.2 million in employee compensation and related costs, $12.3 million in professional services and fees, $12.0 million in facilities and information systems, $6.7 million in depreciation expense, partially offset by a $1.5 million decrease in prototype expense.

•	Selling and marketing expense increased by $39.3 million primarily reflecting increases of $25.2 million in employee compensation and related costs, $4.5 million in facilities and information systems, $4.2 million in travel-related expenditures, $2.9 million in channel marketing programs expense and trade show costs, 1.5 million in professional services and fees, and $1.1 million in depreciation expense.

•	General and administrative expense increased by $15.3 million in employee compensation and related costs, $11.3 million in consulting expense, and $9.2 million in facilities and information systems expense.

•	Acquisition and integration costs principally consist of transaction, consulting and third party service fees related to the integration of the MEN Business into the combined operations.

•	Amortization of intangible assets decreased due to certain intangible assets from the MEN Acquisition reaching the end of their economic lives. See Note 3 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report.

•	Restructuring costs primarily reflect the headcount reductions and restructuring activities described in Note 4 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report.

•	Change in fair value of contingent consideration is related to the contingent refund right we received relating to the Carling lease entered into as part of the MEN Acquisition. See Note 3 to our Condensed Consolidated Financial Statements in Item 1 of Part I for additional information relating to Nortel’s exercise of its early termination of the Carling lease.
Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Six Months Ended April 30,				Increase
	2010	%*	2011	%*	(decrease)	%**
Interest and other income (loss), net	$2,975	0.7	$10,494	1.2	$7,519	252.7
Interest expense	$5,941	1.4	$18,956	2.2	$13,015	219.1
Provision (benefit) for income taxes	$(710)	(0.2)	$3,770	0.4	$4,480	(631.0)

*	Denotes % of total revenue

**	Denotes % change from 2010 to 2011
•	Interest and other income (loss), net reflects increases of $3.8 million due to the positive effect of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, and $2.5 million in non-cash gains related to the change in fair value of the redemption feature associated with our 4.0% convertible senior notes due March 15, 2015. Fiscal 2010 reflects a $2.0 million charge relating to the termination of an indemnification asset upon the expiration of the statute of limitations applicable to one of the uncertain tax contingencies acquired as part of the MEN Acquisitions. See Notes 6 and 14 to the Condensed Consolidated Financial Statements found under Item 1 of Part I of this report for more information regarding the issuance of these convertible notes and the fair value of the redemption feature contained therein.

•	Interest expense increased due to our private placements during fiscal 2010 of $375.0 million in aggregate principal amount of 4.0% convertible senior notes on March 15, 2010 and $350.0 million in aggregate principal amount of 3.75% convertible senior notes on October 18, 2010. See Note 14 to the Condensed Consolidated Financial Statements found under Item 1 of Part I of this report.

•	Provision for income taxes increased primarily due to increased foreign taxes and the reductions in benefits due to the expiration of the statute of limitations applicable to the acquired uncertain tax contingency during the second quarter of fiscal 2010.
Segment Profit (Loss)
     The table below (in thousands, except percentage data) sets forth the changes in our segment profit (loss), including the presentation of prior periods to reflect the change in reportable segments, for the respective periods:

	Quarter Ended April 30,		Increase
	2010	2011	(decrease)	%*
Segment profit (loss):
Packet-Optical Transport	$(6,595)	$36,506	$43,101	653.5
Packet-Optical Switching	$5,467	$8,487	$3,020	55.2
Carrier Ethernet Service Delivery	$25,972	$3,497	$(22,475)	(86.5)
Software and Services	$8,956	$17,719	$8,763	97.8

*	Denotes % change from 2010 to 2011
•	Packet-Optical Transport segment profit was significantly affected by the MEN Acquisition. Segment profit increased due to higher sales volume, partially offset by lower product gross margin and increased research and development costs.

•	Packet-Optical Switching segment profit increased due to higher sales volume, increased product gross margin and decreased research and development costs.

•	Carrier Ethernet Service Delivery segment profit decreased due to lower sales volume and increased research and development costs partially offset by higher improved gross margin.

•	Software and Services segment profit was significantly affected by the MEN Acquisition. Segment profit increased due to increased sales volume and improved gross margin, partially offset by increased research and development costs.

	Six Months Ended April 30,		Increase
	2010	2011	(decrease)	%*
Segment profit (loss):
Packet-Optical Transport	$13,528	$75,532	$62,004	458.3
Packet-Optical Switching	$3,429	$21,364	$17,935	523.0
Carrier Ethernet Service Delivery	$34,854	$5,890	$(28,964)	(83.1)
Software and Services	$12,116	$36,139	$24,023	198.3

*	Denotes % change from 2010 to 2011
•	Packet-Optical Transport segment profit was significantly affected by the MEN Acquisition. Segment profit increased due to higher sales volume, partially offset by lower product gross margin and increased research and development costs.

•	Packet-Optical Switching segment profit increased due to higher sales volume, increased product gross margin and decreased research and development costs.

•	Carrier Ethernet Service Delivery segment profit decreased due to lower sales volume and increased research and development costs partially offset by higher improved gross margin.

•	Software and Services segment profit was significantly affected by the MEN Acquisition. Segment profit increased due to increased sales volume and improved gross margin, partially offset by increased research and development costs.
Liquidity and Capital Resources
     At April 30, 2011, our principal sources of liquidity were cash and cash equivalents and long-term investments in marketable debt securities, representing U.S. treasuries. The following table summarizes our cash and cash equivalents and long-term investments (in thousands):

	October 31,	April 30,	Increase
	2010	2011	(decrease)
Cash and cash equivalents	$688,687	$506,840	$(181,847)
Long-term investments in marketable debt securities	—	50,098	50,098

Total cash and cash equivalents and investments in marketable debt securities	$688,687	$556,938	$(131,749)

     During the first six months of fiscal 2011, we received $33.5 million related to the early termination of the Carling lease, of which $17.1 million reduced cash used by operations and $16.4 million reduced cash used by investing activities. See Note 3 to our Condensed Consolidated Financial Statements in Item 1 of Part I for additional information relating to the valuation of this contingent refund right at closing of the MEN Acquisition and the early termination of the Carling lease.
     The decrease in total cash and cash equivalents and investments in marketable debt securities during the first six months of fiscal 2011, including the effect of the receipt of the early termination payment above, was primarily related to the following:
•	$115.4 million cash used from operations, consisting of $85.0 million for changes in working capital and $30.4 million from net losses (adjusted for non-cash charges). Use of cash reflects cash payments of $51.0 million of acquisition and integration-related expense and restructuring costs, of which $39.6 million was reflected in net losses (adjusted for non-cash charges) and $11.4 million was reflected in changes in working capital,

•	$29.4 million for purchases of equipment, furniture, fixtures and intellectual property; and

•	$11.9 million transferred to restricted cash as collateral for our standby letters of credit.
These decreases were partially offset by receipts of $7.5 million from the exercise of employee stock purchase plans and stock options.
     Based on past performance and current expectations, we believe that our cash, cash equivalent and investments will satisfy our working capital needs, capital expenditures, and other liquidity requirements associated with our existing operations through at least the next 12 months. As expected, the investment in working capital for the first six months of fiscal 2011 reflects the increased scale of our business as the result of the MEN Acquisition. We regularly evaluate our liquidity position, debt obligations, and anticipated cash needs to fund our operating plans and may consider capital raising and other market opportunities that may be available to us.
     The following sections set forth the components of our $115.4 million of cash used by operating activities during the first six months of fiscal 2011:
     Net loss (adjusted for non-cash charges)
     The following tables set forth (in thousands) our net loss (adjusted for non-cash charges) during the period:

Six months ended
April 30,
2011
Net loss	$(141,742)
Adjustments for non-cash charges:
Amortization of premium on marketable securities	(12)
Change in fair value of embedded redemption feature	(9,160)
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	29,367
Share-based compensation costs	18,886
Amortization of intangible assets	56,637
Provision for inventory excess and obsolescence	6,413
Provision for warranty	5,646
Other	3,474

Net losses (adjusted for non-cash charges)	$(30,491)

     Working Capital
          Accounts Receivable, Net
     Cash used by accounts receivable, net of $0.7 million in allowance for doubtful accounts, during the first six months of fiscal 2011 was $48.4 million primarily due to higher sales volume. Our days sales outstanding (DSOs) increased from 75 days for the first six months of fiscal 2010 to 83 days for the first six months of fiscal 2011. Our DSOs increased due to a larger proportion of sales occurring later in our second quarter of fiscal 2011 and, to a lesser extent, an increase in international sales, which generally involve longer payment cycles. The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts, from the end of fiscal 2010 through the end of the second quarter of fiscal 2011:

	October 31,	April 30,	Increase
	2010	2011	(decrease)
Accounts receivable, net	$343,582	$391,330	$47,748

          Inventory
     Cash consumed by inventory during the first six months of fiscal 2011 was $30.5 million due to increased inventory levels to support a higher sales volume. Our inventory turns increased from 1.7 turns during the first six months of fiscal 2010 to 2.9 turns during the first six months of fiscal 2011. During the first six months of fiscal 2011, changes in inventory reflect a $6.4 million reduction related to a non-cash provision for excess and obsolescence. The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2010 through the end of the second quarter of fiscal 2011:

	October 31,	April 30,	Increase
	2010	2011	(decrease)
Raw materials	$30,569	$40,106	$9,537
Work-in-process	6,993	8,445	1,452
Finished goods	177,994	197,636	19,642
Deferred cost of goods sold	76,830	69,216	(7,614)

Gross inventory	292,386	315,403	23,017
Provision for inventory excess and obsolescence	(30,767)	(29,707)	1,060

Inventory	$261,619	$285,696	$24,077

          Prepaid expense and other
     Cash from operations generated by prepaid expense and other during the first six months of fiscal 2011 was $1.0 million. This usage was primarily related to increases in product demonstration units and value added tax receivables, partially offset by the receipt of the contingent refund receivable related to the Carling Lease termination.
          Accounts payable, accruals and other obligations
     Cash used in operations related to accounts payable, accruals and other obligations during the first six months of fiscal 2011 was $26.1 million. Between the end of fiscal 2010 and the second quarter of fiscal 2011, the change in unpaid equipment purchases was $2.0 million. Changes in accrued liabilities reflect non-cash provisions of $5.6 million related to warranties. The following table sets forth (in thousands) changes in our accounts payable, accruals and other obligations from the end of fiscal 2010 through the end of the second quarter of fiscal 2011:

	October 31,	April 30,	Increase
	2010	2011	(decrease)
Accounts payable	$200,617	$178,747	$(21,870)
Accrued liabilities	193,994	190,618	(3,376)
Other long-term obligations	16,435	19,232	2,797

Accounts payable, accruals and other obligations	$411,046	$388,597	$(22,449)

          Interest Payable on Convertible Notes
     Interest on our outstanding 0.25% convertible senior notes, due May 1, 2013, is payable on May 1 and November 1 of each year. We paid $0.3 million in interest on these convertible notes during the first six months of fiscal 2011.
     Interest on our outstanding 4.0% convertible senior notes, due March 15, 2015, is payable on March 15 and September 15 of each year. We paid $7.5 million in interest on these convertible notes during the first six months of fiscal 2011.
     Interest on our outstanding 0.875% convertible senior notes, due June 15, 2017, is payable on June 15 and December 15 of each year. We paid $2.2 million in interest on these convertible notes during the first six months of fiscal 2011.
     Interest on our outstanding 3.75% convertible senior notes, due October 15, 2018, is payable on April 15 and October 15 of each year. We paid $6.4 million in interest on these convertible notes during the first six months of fiscal 2011.
     For additional information about our convertible notes, see Note 14 to the Condensed Consolidated Financial Statements under Item 1 of Part I of this report
     Deferred revenue
     Deferred revenue increased by $19.0 million during the first six months of fiscal 2011. Product deferred revenue represents payments received in advance of shipment and payments received in advance of our ability to recognize revenue. Services deferred revenue is related to payment for service contracts that will be recognized over the contract term. The following table reflects (in thousands) the balance of deferred revenue and the change in this balance from the end of fiscal 2010 through the end of the second quarter of fiscal 2011:

	October 31,	April 30,	Increase
	2010	2011	(decrease)
Products	$31,187	$39,001	$7,814
Services	73,862	85,047	11,185

Total deferred revenue	$105,049	$124,048	$18,999

Contractual Obligations
     During the first quarter of fiscal 2011, we received notice from Nortel of the exercise of its early termination rights under the Carling lease, shortening our lease term from ten years to five years and materially reducing the operating lease commitments in the table below. The following is a summary of our future minimum payments under contractual obligations as of April 30, 2011 (in thousands):

		Less than one	One to three	Three to five
	Total	year	years	years	Thereafter
Interest due on convertible notes	$188,227	$33,041	$65,811	$50,000	$39,375
Principal due at maturity on convertible notes	1,441,210	—	216,210	375,000	850,000
Operating leases (1)	116,446	33,460	54,199	22,706	6,081
Purchase obligations (2)	162,135	162,135	—	—	—

Total (3)	$1,908,018	$228,636	$336,220	$447,706	$895,456

(1)	The amount for operating leases above does not include insurance, taxes, maintenance and other costs required by the applicable operating lease. These costs are variable and are not expected to have a material impact.

(2)	Purchase obligations relate to purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of the amount reported above relates to firm, non-cancelable and unconditional obligations.

(3)	As of April 30, 2011, we also had approximately $8.4 million of other long-term obligations in our Condensed Consolidated Balance Sheet for unrecognized tax positions that are not included in this table because the timing or amount of any cash settlement with the respective tax authority cannot be reasonably estimated.
     Some of our commercial commitments, including some of the future minimum payments in operating leases set forth above and certain commitments to customers, are secured by standby letters of credit collateralized by restricted cash. Restricted cash balances are included in other current assets or other long-term assets depending upon the duration of the underlying letter of credit obligation. The following is a summary, as of April 30, 2011, of our commitments secured by standby letters of credit by expiration date (in thousands):

		Less than one	One to three	Three to five
	Total	year	years	years
Standby letters of credit	$63,728	$60,445	$2,718	$565

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
     Historically, for arrangements with multiple elements, we were typically able to establish fair value for undelivered elements and so we applied the residual method. As a result, assuming the adoption of the accounting guidance above on a prospective basis for arrangements entered into or materially modified on or after November 1, 2009, the effect on revenue recognized for the six months ended April 30, 2010 would not have been materially different.
          The new accounting guidance for revenue recognition is not expected to have a significant effect on revenue after the initial period of adoption when applied to multiple—element arrangements based on our current go-to-market strategies. However, we expect that this new accounting guidance will facilitate our efforts to optimize our offerings due to the better alignment between the economics of an arrangement and the accounting. This may lead to engaging in new go-to-market practices in the future. In particular, we expect that the new accounting standards will enable us to better integrate products and services without VSOE into existing offerings and solutions. As these go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in selling prices, including both VSOE and BESP. As a result, our future revenue recognition for multiple-element arrangements could differ materially from the results in the current period. We are currently unable to determine the impact that the newly adopted accounting guidance could have on our revenue as these go-to-market strategies evolve.
     Our total deferred revenue for products was $31.2 million and $39.0 million as of October 31, 2010 and April 30, 2011, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $73.9 million and $85.0 million as of October 31, 2010 and April 30, 2011, respectively.
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
     Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measure of estimated fair value of our share-based compensation. See Note 16 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of April 30, 2011, total unrecognized compensation expense was $71.7 million: (i) $2.8 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 0.6 year; and (ii) $68.9 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.7 years.
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
Reserve for Inventory Obsolescence
     We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. Upon recognition of the write down, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. We recorded charges for excess and obsolete inventory of $7.1 million and $6.4 million in the first six months of fiscal 2010 and 2011, respectively. These charges were primarily related to excess inventory due to a change in forecasted sales across our product line. In an effort to limit our exposure to delivery delays and to satisfy customer needs we purchase inventory based on forecasted sales across our product lines. In addition, part of our research and development strategy is to promote the convergence of similar features and functionalities across our product lines. Each of these practices exposes us to the risk that our customers will not order products for which we have forecasted sales, or will purchase less than we have forecasted. Historically, we have experienced write downs due to changes in strategic direction, discontinuance of a product and declines in market conditions. If actual market conditions worsen or differ from those we have assumed, if there is a sudden and significant decrease in demand for our products, or if there is a higher incidence of inventory obsolescence due to a rapid change in technology, we may be required to take additional inventory write-downs, and our gross margin could be adversely affected. Our inventory net of allowance for excess and obsolescence was $261.6 million and $285.7 million as of October 31, 2010 and April 30, 2011, respectively.
Allowance for Doubtful Accounts Receivable
     Our allowance for doubtful accounts receivable is based on management’s assessment, on a specific identification basis, of the collectibility of customer accounts. We perform ongoing credit evaluations of our customers and generally have not required collateral or other forms of security from customers. In determining the appropriate balance for our allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectibility. In doing so, we consider creditworthiness, payment history, account activity and communication with such customer. If a customer’s financial condition changes, or if actual defaults are higher than our historical experience, we may be required to take a charge for an allowance for doubtful accounts receivable which could have an adverse impact on our results of operations. Our accounts receivable net of allowance for doubtful accounts was $343.6 million and $391.3 million as of October 31, 2010 and April 30, 2011, respectively. Our allowance for doubtful accounts was $0.1 million and $0.7 million as of October 31, 2010 and April 30, 2011, respectively.
Long-lived Assets
     Our long-lived assets include: equipment, furniture and fixtures; finite-lived intangible assets; and maintenance spares. As of October 31, 2010 and April 30, 2011 these assets totaled $600.4 million and $546.8 million, net, respectively. We test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount is not recoverable from its undiscounted cash flows. Our long-lived assets are assigned to asset groups which represents the lowest level for which we identify cash flows.

Derivatives
     Our 4.0% convertible senior notes include a redemption feature that is accounted for as a separate embedded derivative. The embedded redemption feature is bifurcated from these notes using the “with-and-without” approach. As such, the total value of the embedded redemption feature is calculated as the difference between the value of these notes (the “Hybrid Instrument”) and the value of an identical instrument without the embedded redemption feature (the “Host Instrument”). Both the Host Instrument and the Hybrid Instrument are valued using a modified binomial model. The modified binomial model utilizes a risk free interest rate, an implied volatility of our stock, the recovery rates of bonds, and the implied default intensity of the 4.0% convertible senior notes. The embedded redemption feature is recorded at fair value on a recurring basis and these changes are included in interest and other income (expense), net on the Condensed Consolidated Statement of Operations. We recorded a $9.2 million non-cash gain related to the change in fair value of this embedded redemption feature in the first six months of fiscal 2011.
Deferred Tax Valuation Allowance
     As of April 30, 2011, we have recorded a valuation allowance offsetting nearly all our net deferred tax assets of $1.4 billion. When measuring the need for a valuation allowance, we assess both positive and negative evidence regarding the realizability of these deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as our operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, our cumulative loss during this three-year period represents sufficient negative evidence regarding the need for nearly a full valuation allowance. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income or as an adjustment to paid-in capital, based on tax ordering requirements.
Uncertain Tax Positions
     We account for uncertainty in income tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. As of April 30, 2011, we had $0.9 million and $8.4 million recorded as current and long-term obligations, respectively, related to uncertain tax positions. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest. The total amount of unrecognized tax benefits as of April 30, 2011 was $9.3 million, which includes $1.5 million of interest and some minor penalties.
Warranty
     Our liability for product warranties, included in other accrued liabilities, was $54.4 million and $47.3 million as of October 31, 2010 and April 30, 2011, respectively. Our products are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties was $8.8 million and $5.6 million for the first six months of fiscal 2010 and 2011, respectively. As a result of the substantial completion of integration activities related to the MEN Acquisition, Ciena consolidated certain support operations and processes during the first quarter of fiscal 2011, resulting in a reduction in costs to service future warranty obligations. Due to this consolidation and resulting efficiencies, Ciena expects to realize lower failure rate costs and accordingly reversed a $6.9 million non-cash loss contingency included in its warranty liability. The provision for warranty claims may fluctuate on a quarterly basis depending upon the mix of products and customers in that period. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. An increase in warranty claims or the related costs associated with satisfying these warranty obligations could increase our cost of sales and negatively affect our gross margin.
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
     Interest Rate Sensitivity. We currently hold an investment in a U.S. Government obligation that matures in January 2013. See Notes 5 and 6 to our Condensed Consolidated Financial Statements for information relating to investments and fair value. This investment is sensitive to interest rate movements and its fair value will decline as interest rates rise and increase as interest rates decline. The estimated impact on this investment of a 100 basis point (1.0%) increase in interest rates across the yield curve from rates in effect as of the balance sheet date would be a $0.9 million decline in value.
     Foreign Currency Exchange Risk. As a global concern, our business and results of operations are exposed to adverse movements in foreign currency exchange rates. Historically, our sales have primarily been denominated in U.S. dollars and the impact of foreign currency fluctuations on revenue has not been material. As a result of our increased global presence, in large part resulting from the MEN Acquisition, a larger percentage of our revenue is non-U.S. dollar denominated with Canadian Dollars and Euros being our most significant foreign currency revenue streams. As a result, if the U.S. dollar strengthens against these currencies, our revenues could be adversely affected. For our U.S. dollar denominated sales, an increase in the value of the U.S. dollar would increase the real cost to our customers of our products in markets outside the United States which could impact our competitive position.
     With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in Canadian Dollars, British Pounds, Euros and Indian Rupees. During the first six months of fiscal 2011, approximately 43.9% of our operating expense was non-U.S. dollar denominated. If these currencies strengthen, costs reported in U.S. dollars will increase, which would adversely affect our operating results. For the first six months of fiscal 2011, research and development was negatively affected by approximately $6.7 million, net of hedging, respectively due to unfavorable foreign exchange rates related to the weakening of the U.S. dollar in relation to the Canadian Dollar.
     From time to time, Ciena uses foreign currency forward contracts to reduce part of the variability in certain forecasted non-US dollar denominated operating expenses. Generally, these derivatives are for maturities 12 months or less and are designated as cash flow hedges. Ciena considers several factors when evaluating hedges of its forecasted foreign currency exposures, such as significance of the exposure, offsetting economic exposures, potential costs of hedging, and the potential for hedge ineffectiveness. Ciena does not enter into derivative transactions for purposes other than hedging economic exposures. During the second quarter of fiscal 2011, Ciena entered into forward contracts to reduce the variability in its Canadian Dollar and Indian Rupee denominated operating expenses which principally relate to the Company’s research and development activities.
     Convertible Debt Outstanding. The fair market value of each of our outstanding issues of convertible notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of our stock rises and decrease as the market price of the stock falls. Interest rate and market value changes affect the fair market value of the notes, and may affect the prices at which we would be able to repurchase such notes were we to do so. These changes do not impact our financial position, cash flows or results of operations. For additional information on the fair value of our outstanding notes, see Note 14 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

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
     As described elsewhere in this report, we acquired the MEN Business on March 19, 2010. During the second quarter of fiscal 2011, we integrated the MEN Business operations into Ciena’s enterprise resource planning system and other critical business systems. This system integration enabled us to substantially end our reliance upon transition services performed by an affiliate of Nortel following the MEN Acquisition and represented the completion of our critical integration milestones. The combined operations will be part of our evaluation of the effectiveness of internal control over financial reporting in our Annual Report on Form 10-K for our fiscal year ending October 31, 2011, in which report we will be initially required to include the MEN Business in our annual assessment.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     On May 29, 2008, Graywire, LLC filed a complaint in the United States District Court for the Northern District of Georgia against Ciena and four other defendants, alleging, among other things, that certain of the parties’ products infringe U.S. Patent 6,542,673 (the “‘673 Patent”), relating to an identifier system and components for optical assemblies. The complaint, which seeks injunctive relief and damages, was served upon Ciena on January 20, 2009. Ciena filed an answer to the complaint and counterclaims against Graywire on March 26, 2009, and an amended answer and counterclaims on April 17, 2009. On April 27, 2009, Ciena and certain other defendants filed an application for inter partes reexamination of the ‘673 Patent with the U.S. Patent and Trademark Office (the “PTO”). On the same date, Ciena and the other defendants filed a motion to stay the case pending reexamination of all of the patents-in-suit. On July 17, 2009, the district court granted the defendants’ motion to stay the case. On July 23, 2009, the PTO granted the defendants’ application for reexamination with respect to certain claims of the ‘673 Patent. On March 17, 2011, the PTO granted a third party application for reexamination with respect to one claim of the ‘673 Patent. We believe that we have valid defenses to the lawsuit and intend to defend it vigorously in the event the stay of the case is lifted.
     As a result of our June 2002 merger with ONI Systems Corp., we became a defendant in a securities class action lawsuit filed in the United States District Court for the Southern District of New York in August 2001. The complaint named ONI, certain former ONI officers, and certain underwriters of ONI’s initial public offering (IPO) as defendants, and alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements in ONI’s registration statement and by engaging in manipulative practices to artificially inflate ONI’s stock price after the IPO. The complaint also alleges that ONI and the named former officers violated the securities laws by failing to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The former ONI officers have been dismissed from the action without prejudice. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. On October 6, 2009, the Court entered an opinion granting final approval to a settlement among the plaintiffs, issuer defendants and underwriter defendants, and directing that the Clerk of the Court close these actions. Notices of appeal of the opinion granting final approval have been filed, all of which have been either resolved or dismissed, except one. A description of this litigation and the history of the proceedings can be found in “Item 3. Legal Proceedings” of Part I of Ciena’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 2010. No specific amount of damages has been claimed in this action. Due to the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain.

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
     A significant portion of our revenue is concentrated among a few, large global communications service providers. By way of example, AT&T accounted for approximately 21.6% of fiscal 2010 revenue. Consequently, our financial results are closely correlated with the spending of a relatively small number of service providers and can be significantly affected by market or industry changes that affect their businesses. These factors can include consumer and enterprise spending on communication services, the introduction and adoption of new communications products and services, and the capacity requirements and speed of networks required to meet end user demands. The terms of our frame contracts generally do not obligate these customers to purchase any minimum or specific amounts of equipment or services. Because spending by communications service providers can be unpredictable and sporadic, our revenue and operating results can fluctuate on a quarterly basis. Reliance upon a relatively small number of customers increases our exposure to changes in their network and purchasing strategies. Some of our customers are pursuing efforts to outsource the management and operation of their networks, or have indicated a procurement strategy to reduce or rationalize the number of vendors from which they purchase equipment. These strategies may present challenges to our business and could benefit our larger competitors. Our concentration in revenue has increased in recent years, in part, as a result of consolidations among a number of our largest customers. Consolidations may increase the likelihood of temporary or indefinite reductions in customer spending or changes in network strategy that could harm our business and operating results. The loss of one or more large service provider customers, or a significant reduction in their spending, would have a material adverse effect on our business, financial condition and results of operations.
Our revenue and operating results can fluctuate unpredictably from quarter to quarter.
     Our revenue and results of operations can fluctuate unpredictably from quarter to quarter. Our budgeted expense levels depend in part on our expectations of long-term, future revenue and gross margin, and substantial reductions in expense are difficult and can take time to implement. Uncertainty or lack of visibility into customer spending, and changes in economic or market conditions that affect customer spending, can make it difficult to prepare reliable estimates of future revenue and corresponding expense levels. Consequently, our level of operating expense or inventory purchases may be high relative to our revenue, which could harm our profitability and cash flow. Lower levels of backlog orders resulting from periods of cautious customer spending and the consequent need to increase the percentage of quarterly revenue relating to orders placed in that quarter could result in more variability and less predictability in our quarterly results.
     Additional factors that contribute to fluctuations in our revenue and operating results include:
•	broader economic and market conditions affecting our customers, their business and their networks;

•	changes in capital spending by large communications service providers;

•	the timing and size of orders, including our ability to recognize revenue under customer contracts;

•	variations in the mix between higher and lower margin products and services, including the mix of revenue by segment, geography and customer;

•	the level of pricing pressure we encounter, particularly for our Packet-Optical Transport products which comprise a significant concentration of our revenue;

•	the transition of sales from legacy to new, next-generation technology platforms; and

•	our ability to optimize our resources, improve manufacturing efficiencies and achieve cost reductions in our supply chain.
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
     The markets in which we compete for sales of networking equipment, software and services are extremely competitive. Competition is particularly intense as we and our competitors more aggressively seek to displace incumbent equipment vendors at large carrier customers and secure new customers and additional market share for new, next-generation products. In an effort to secure new or long-term customers and capture market share, we have in the past, and may in the future, agree to onerous commercial terms or pricing that result in low or negative gross margins on a particular order or group of orders. We expect this level of competition to continue and potentially increase, as larger Chinese equipment vendors seek to gain entry into the U.S. market, and other global competitors seek to retain incumbent positions with customers.
     Competition in our markets, generally, is based on any one or a combination of the following factors: price, product features, functionality and performance, service offering, manufacturing capability and lead-times, incumbency and existing business relationships, scalability and the flexibility of products to meet the immediate and future network and service requirements of customers. A small number of very large companies have dominated our industry. These competitors have substantially greater financial and marketing resources, greater manufacturing capacity, broader product offerings and more established relationships with service providers and other potential customers than we do. Because of their scale and resources, they may be perceived to be a better fit for the procurement, or network operating and management, strategies of large service providers. We also compete with a number of smaller companies that provide significant competition for a specific product, application, customer segment or geographic market. Due to the narrower focus of their efforts, these competitors may achieve commercial availability of their products more quickly or may be more attractive to customers.
     Increased competition in our markets has resulted in aggressive business tactics, including:
•	significant price competition, particularly for our Packet-Optical Transport platforms;

•	customer financing assistance provided by other vendors or their sponsors;

•	assumption of onerous or atypical commercial terms that involve a greater degree of risk;

•	offers to repurchase our equipment from existing customers; and

•	intellectual property assertions and disputes.
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
     We rely upon third party contract manufacturers to perform the substantially all of the manufacturing of our products and a significant portion of our component sourcing. We do not have contracts in place with some of our manufacturers, do not have guaranteed supply of components or access to manufacturing capacity, and in some cases are utilizing temporary or transitional commercial arrangements intended to facilitate the integration of the MEN Business. Our reliance upon third party manufacturers could expose us to increased risks related to lead times, continuity of supply, on-time delivery, quality assurance, and compliance with environmental standards and other regulations. Reliance upon third party manufacturers exposes us to risks related to their operations, financial position, business continuity and continued viability. Our operations may also be affected by geopolitical events, natural disasters, military actions or health pandemics in the countries where our products or critical components are manufactured. Our product manufacturing principally takes place in Mexico, Canada, Thailand and China. Significant disruptions in these countries affecting supply and manufacturing capacity, or other difficulties with our contract manufacturers would negatively affect our business and results of operations.
     In an effort to drive cost reductions and further optimize Ciena’s operations following the MEN Acquisition, we are working to rationalize our supply chain and consolidate third party contract manufacturers and distribution facilities. We also intend to pursue additional opportunities for direct fulfillment of products from our manufacturers to our customers. There can be no assurance that these efforts, including any reallocation of the third party manufacturing and sourcing or changes in fulfillment involving our manufacturers, will not ultimately result in additional costs, changes in quality or disruptions in our operations and business.
Difficulties with third party component suppliers, including sole and limited source suppliers, could increase our costs and harm our business and customer relationships.

     We depend on third party suppliers for our product components and subsystems, as well as for equipment used to manufacture and test our products. Our products include key optical and electronic components for which reliable, high-volume supply is often available only from sole or limited sources. Increases in market demand or periods of economic weakness have previously resulted in shortages in availability of important components. Unfavorable economic conditions or other challenges in their businesses can affect our suppliers’ liquidity levels, ability to continue to invest in their business, stocking of components in sufficient quantity, and increased lead times, and can result in a higher incidence of component discontinuation. These difficulties could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. We do not have any guarantee of supply from these third parties, and in certain cases relating to the MEN Business, are relying upon temporary or transitional commercial arrangements intended to facilitate the integration. As a result, there is no assurance that we will be able to secure the components or subsystems that we require in sufficient quantity and quality on reasonable terms. The loss of a source of supply, or lack of sufficient availability of key components, could require that we locate an alternate source or redesign our products, each of which could increase our costs and negatively affect our product gross margin and results of operations. Our business and results of operations would be negatively affected if we were to experience any significant disruption of difficulties with key suppliers affecting the price, quality, availability or timely delivery of required components.
Investment of research and development resources in technologies for which there is not a matching market opportunity, or failure to sufficiently or timely invest in technologies for which there is market demand, would adversely affect our revenue and profitability.
     The market for communications networking equipment is characterized by rapidly evolving technologies and changes in market demand. We continually invest in research and development to sustain or enhance our existing products and develop or acquire new product technologies. Our current development efforts are focused upon the platform evolution of our CoreDirector Multiservice Optical Switch family to our ActivFlex 5430, expansion of our ActivEdge service delivery and aggregation switches, and extension of our 40G and 100G coherent technologies and capabilities for our Packet-Optical Transport platforms. There is often a lengthy period between commencing these development initiatives and bringing a new or improved product to market. During this time, technology preferences, customer demand and the market for our products may move in directions we had not anticipated. There is no guarantee that new products or enhancements will achieve market acceptance or that the timing of market adoption will be as predicted. There is a significant possibility, therefore, that some of our development decisions, including significant expenditures on acquisitions, research and development costs, or investments in technologies, will not turn out as anticipated, and that our investment in some projects will be unprofitable. There is also a possibility that we may miss a market opportunity because we failed to invest, or invested too late, in a technology, product or enhancement. Changes in market demand or investment priorities may also cause us to discontinue existing or planned development for new products or features, which can have a disruptive effect on our relationships with customers. These product development risks can be compounded in the context of rationalizing offerings and the significant development work required to integrate products and network management software following a significant acquisition. If we fail to make the right investments or fail to make them at the right time, our competitive position may suffer and our revenue and profitability could be harmed.
Our business and operating results could be adversely affected by unfavorable changes in macroeconomic and market conditions and reductions in the level of capital expenditure by customers in response to these conditions.
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
The international scale of our operations could expose us to additional risks and expense and adversely affect our results of operations.
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
Moreover, while we have seen early progress and sales opportunities with new customers in the Middle East, there can be no assurance that recent instability and unrest in the region will not adversely affect our business, operations and financial results relating to these and other opportunities
     We expect that we may enter new markets and withdraw from or reduce operations in others. In some countries, our success will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements could adversely affect our business and operations. Our global operations may result in increased risk and expense to our business and could give rise to unanticipated liabilities or difficulties that could adversely affect our operations and financial results.
Product performance problems could damage our business reputation and negatively affect our results of operations.
     The development and production of sophisticated communications network equipment is complicated. Some of our products can be fully tested only when deployed in communications networks or when carrying traffic with other equipment. As a result, undetected defects or errors, and product quality, reliability and performance problems are often more acute for initial deployments of new products and product enhancements. Unanticipated problems can relate to the design, manufacturing, installation or integration of our products. Product performance problems can also relate to defects in components, software or manufacturing services supplied by third parties. Product performance, reliability and quality problems can negatively affect our business, including:
•	increased costs to remediate software or hardware defects or replace products;

•	payment of liquidated damages or similar claims for performance failures or delays;

•	increased inventory obsolescence;

•	increased warranty expense or estimates resulting from higher failure rates, additional field service obligations or other rework costs related to defects;

•	delays in recognizing revenue or collecting accounts receivable; and

•	declining sales and order cancellations.
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
     Our future success will depend in large part on our ability to maintain and expand our sales to large communications service providers. These sales typically involve lengthy sales cycles, extensive product testing, and demonstration laboratory or network certification, including network-specific or region-specific product certification or homologation processes. These sales also often involve protracted and sometimes difficult contract negotiations in which we may be required to agree to contract terms or conditions that negatively affect pricing, payment terms and the timing of revenue recognition in order to consummate a sale. We may also be requested to provide extended payment terms, vendor or third-party financing, or offer other alternative purchase structures. These terms may, in turn, negatively affect our revenue and results of operations and increase our risk and susceptibility to quarterly fluctuations in our results. Service providers may ultimately insist upon terms and conditions that we deem too onerous or not in our best interest. Moreover, our purchase agreements generally do not require that a customer guarantee any minimum purchase level and customers often have the right to modify, delay, reduce or cancel previous orders. As a result, we may incur substantial expense and devote time and resources to potential sales opportunities that never materialize or result in lower than anticipated sales.
We may not be successful in selling our products into new markets and developing and managing new sales channels.
     We have expanded our geographic presence significantly in recent years, including as a result of our acquisition of the MEN Business. We continue to take steps to sell our products into new markets and to a broader customer base, including other large communications service providers, enterprises, wireless operators, cable operators, submarine network operators, content providers, research and education institutions, and federal, state and local governments. In many cases, we have less experience in these markets and customers have less familiarity with our company. To succeed in some of these markets we believe we must develop and manage new sales channels and distribution arrangements. We expect these relationships to be an important part of our business internationally as well as for sales to federal, state and local governments. Failure to manage additional sales channels effectively, and exposure to liabilities relating to their actions or omissions, would limit our ability to succeed in these new markets and could adversely affect our result of operations and the growth of our business.
We may experience delays in the development of our products that may negatively affect our competitive position and business.
     Our products are based on complex technology, and we can experience unanticipated delays in developing,

manufacturing or deploying them. Each step in the development life cycle of our products presents serious risks of failure, rework or delay, any one of which could adversely affect the cost-effective and timely development of our products. The development of our products, including the integration of the products acquired from the MEN Business into our portfolio and the development of an integrated software tool to manage the combined portfolio, present significant complexity. In addition, intellectual property disputes, failure of critical design elements, and other execution risks may delay or even prevent the release of these products. Delays in product development may affect our reputation with customers and the timing and level of demand for our products. If we do not develop and successfully introduce products in a timely manner, our competitive position may suffer and our business, financial condition and results of operations would be harmed.
We may be required to write off significant amounts of inventory as a result of our inventory purchase practices, the convergence of product lines or unfavorable market conditions.
     To avoid delays and meet customer demand for shorter delivery terms, we place orders with our contract manufacturers and suppliers to manufacture components and complete assemblies based in part on forecasts of customer demand. As a result, our inventory purchases expose us to the risk that our customers either will not order the products we have forecasted, or will purchase fewer products than forecasted. Market conditions can limit visibility into customer spending plans and compound the difficulty of forecasting inventory at appropriate levels. Moreover, our customer purchase agreements generally do not guarantee any minimum purchase level, and customers often have the right to modify, reduce or cancel purchase quantities. As a result, we may purchase inventory in anticipation of sales that ultimately do not occur. Historically, our inventory write-offs have resulted from the circumstances above. As features and functionalities converge across our product lines, and we introduce new products, however, we face an additional risk that customers may forego purchases of one product we have inventoried in favor of another product with similar functionality. If we are required to write off or write down a significant amount of inventory, our results of operations for the period would be materially adversely affected.
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
     We rely on a number of third party service partners, both domestic and international, to complement our global service and support resources. We rely upon these partners for certain installation, maintenance and support functions. In order to ensure the proper installation and maintenance of our products, we must identify, train and certify qualified service partners. Certification can be costly and time-consuming, and our partners often provide similar services for other companies, including our competitors. We may not be able to manage effectively our relationships with our service partners and cannot be certain that they will be able to deliver services in the manner or time required. If our service partners are unsuccessful in delivering services:
•	we may suffer delays in recognizing revenue;

•	our services revenue and gross margin may be adversely affected; and

•	our relationship with customers could suffer.
If we do not manage effectively our relationships with third party service partners, or they fail to perform these services in the manner or time required, our financial results and relationship with customers could be adversely affected.
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
     The success of our acquisition of the MEN Business will depend, in significant part, on our ability to grow the combined business and realize the anticipated strategic benefits and operating synergies from the combination. Achieving these benefits requires revenue growth and the realization of targeted sales, cost reductions in our supply chain, and other operating and research and development synergies. As a result, we may not realize the benefits of this transaction or these benefits may be less significant than we expect, or may take longer to achieve than anticipated. If we are not able to realize the anticipated benefits of the MEN Acquisition within a reasonable time, our results of operations and the value of Ciena’s common stock may be adversely affected.
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
     As a global concern, we face exposure to adverse movements in foreign currency exchange rates. Historically, our sales were primarily denominated in U.S. dollars. As a result of our increased global presence, a larger percentage of our revenue and operating expense are now non-U.S. dollar denominated and therefore subject to foreign currency fluctuation. We face exposure to currency exchange rates as a result of the growth in our non-U.S. dollar denominated operating expense in Canada, Europe, Asia, and Latin America. From time to time, we may hedge against currency exposure associated with anticipated foreign currency cash flows. There can be no assurance that any hedging instruments will be effective and losses associated with these instruments and the adverse effect of foreign currency exchange rate fluctuation may negatively affect our results of operations.
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
     The successful operation of various internal business processes and information systems is critical to the efficient operation of our business. If these systems fail or are interrupted, our operations may be adversely affected and operating results could be harmed. Our business processes and information systems need to be sufficiently scalable to support the future growth of our business and may require modifications that expose us to a number of operational risks. These changes may be costly and disruptive, and could impose substantial demands on management time. These changes may also require the modification of a number of internal control procedures and significant training of employees. Any material disruption, malfunction or similar problems with our business processes or information systems, or the transition to new processes and systems, could have a negative effect on the operation of our business and our results of operations.
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
     The United States and various foreign governments have imposed controls, license requirements and other restrictions on the usage, import or export of some of the technologies that we sell. Governmental regulation of usage, import or export of our products, or our failure to obtain required approvals for our products, could harm our international and domestic sales and adversely affect our revenue and costs of sales. Failure to comply with such regulations could result in enforcement actions, fines or penalties and restrictions on export privileges. In addition, costly tariffs on our equipment, restrictions on importation, trade protection measures and domestic preference requirements of certain countries could limit our access to these markets and harm our sales. For example, India’s government has recently implemented and is considering additional rules applicable to non-Indian network equipment vendors and has imposed significant tariffs that may inhibit sales of certain communications equipment; including equipment manufactured in China, where certain of our products are assembled. These and other regulations could adversely affect the sale or use of our products, substantially increase our cost of sales and could adversely affect our business and revenue.
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
     As of April 30, 2011, our balance sheet includes $546.8 million in long-lived assets, which includes $369.8 million of intangible assets. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These assumptions are used to forecast future, undiscounted cash flows. Given the significant uncertainty and instability of macroeconomic conditions in recent periods, forecasting future business is difficult and subject to modification. If actual market conditions differ or our forecasts change, we may be required to reassess long-lived assets and could record an impairment charge. Any impairment charge relating to long-lived assets would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results could be materially adversely affected in such period.
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
     At April 30, 2011, indebtedness on our outstanding convertible notes totaled approximately $1.4 billion in aggregate principal. Our indebtedness could have important negative consequences, including:
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
Our stock price is volatile.
     Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. Volatility in our stock price can arise as a result of a number of the factors discussed in this “Risk Factors” section. During fiscal 2010, our closing stock price ranged from a high of $19.24 per share to a low of $10.67 per share. As of the end of the second quarter of fiscal 2011, our closing stock price was $28.24. The stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, with such volatility often unrelated to the operating performance of these companies. Divergence between our actual or anticipated financial results and published expectations of analysts can cause significant swings in our stock price. Our stock price can also be affected by announcements that we, our competitors, or our customers may make, particularly announcements related to acquisitions or other significant transactions. Our common stock is included in a number of market indices and any change in the composition of these indices to exclude our company would adversely affect our stock price. These factors, as well as conditions affecting the general economy or financial markets, may materially adversely affect the market price of our common stock in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Removed and Reserved
Item 5. Other Information
     On June 8, 2011, Ciena adopted the U.S. Executive Severance Benefit Plan (the “Severance Plan”), as approved by the Compensation Committee of Ciena’s Board of Directors. The Severance Plan provides certain U.S.-based employees of Ciena Corporation and certain of its affiliates, including the Ciena’s executive officers and employees of the rank of vice president or above (each, a “participant”), with certain severance benefits in the event of an involuntary termination of his or her services by Ciena without “cause.”
     Under the Severance Plan, benefits payable to participants upon an involuntary separation of service without cause consist of the following:
     Cash Severance Payment. Participants will be entitled to a lump sum cash severance payment as set forth below. Ciena’s Chief Executive Officer will be entitled to severance equal to two times his annual base salary and annual target incentive bonus, while our other executive officers will be entitled to severance equal to one times their annual base salary and annual target incentive bonus or commission. All other participants will be entitled to severance ranging from a minimum of 26 weeks to a maximum of 52 weeks of base salary, depending upon length of service. The base salary and, where applicable, bonus payments above would be determined based on the salary rate and incentive compensation program in effect immediately prior to the date of termination. Bonus amounts are to be paid at the “target” level.
     Benefits Continuation. For a period of 18 months, in the case of Ciena’s Chief Executive Officer, 12 months for Senior Vice Presidents, and, for other participants, the equivalent period of the applicable cash severance period, the participant and his or her family will be eligible to continue to participate in our group medical, dental and vision plans. If we cannot continue benefits coverage, we will provide equivalent coverage for the applicable coverage period above at our expense.
     Outplacement Assistance. For a period of 12 months, in the case of Ciena’s Chief Executive Officer and other executive officers, and six months for all other participants, Ciena will provide executive outplacement assistance, at its expense, through its then-current agency.
     As a condition of receiving benefits under the Severance Plan, each participant shall agree to deliver a release of claims, comply with certain non-competition and non-solicitation obligations for a 12 month period, and comply with certain continuing obligations with respect to confidential and proprietary information and inventions. Failure to comply with these and other conditions set forth in the Severance Plan will require the repayment of severance benefits in full. In addition, severance payments are subject to recoupment in accordance with applicable law and any future “clawback” policy adopted by Ciena.
     Should any payment of severance benefits be subject to excise tax imposed under federal law, or any related interest or penalties, severance benefits shall be either (a) paid in full by us, or (b) paid in a lesser amount such that no portion of the payments would be subject to the excise tax, whichever results in receipt by the executive of a greater amount. This “best choice” mechanism above does not require Ciena to pay any excise taxes, or to make any gross-up payments related to excise taxes resulting from any payment of severance benefits.
     Under the Severance Plan, a “separation of service” includes a termination of employment by the participant where Ciena and participant anticipate that participant will perform no further services for Ciena, or that the level of services to be performed will permanently decrease to no more than 20% of the average level of services performed over the immediately preceding 36 month period. In addition, under the Severance Plan, “cause” means the occurrence of any one or more of the following:
•	the participant’s willful and continued failure substantially to perform his or her duties (other than as a result of disability), provided in the case of executive officers, such failure shall be determined by the Board following written notice to the participant and an opportunity to be heard;

•	any willful act or omission by the participant in connection with his or her responsibilities as an employee constituting dishonesty, fraud or other malfeasance, immoral conduct or gross misconduct;

•	any willful material violation by the participant of Ciena’s Code of Business Conduct and Ethics or the Proprietary Information, Inventions and Non-Solicitation Agreement; or

•	the participant’s conviction of, or plea of nolo contendere to, a felony or a crime of moral turpitude under the laws of the United States or any state thereof or any other jurisdiction in which Ciena conducts business.
No act or failure to act above shall be deemed “willful” unless effected by the participant not in good faith and without a reasonable belief that such act or failure to act was in or not opposed to Ciena’s best interests.
The Severance Plan provides that the benefits to which a participant is entitled under the Severance Plan will be reduced by amounts paid under other Ciena severance plans, policies, programs or practice.

Item 6. Exhibits

10.1	Ciena Corporation U.S. Executive Severance Benefit Plan

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ciena Corporation
Date: June 9, 2011	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date: June 9, 2011	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)