Form 10-Q
period 2011-07-31
CIENA CORP
filed 2011-09-08
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 27, 2011

common stock, $.01 par value	96,884,073

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended July 31,		Nine Months Ended July 31,
	2010	2011	2010	2011
Revenue:
Products	$312,378	$350,030	$667,852	$1,038,483
Services	77,297	85,283	151,170	248,032

Total revenue	389,675	435,313	819,022	1,286,515

Cost of goods sold:
Products	201,559	198,217	396,449	615,283
Services	44,107	52,199	93,462	151,996

Total cost of goods sold	245,666	250,416	489,911	767,279

Gross profit	144,009	184,897	329,111	519,236

Operating expenses:
Research and development	100,869	93,216	222,044	288,630
Selling and marketing	52,127	61,895	131,692	180,755
General and administrative	32,649	28,172	66,915	98,966
Acquisition and integration costs	17,033	4,822	83,285	39,748
Amortization of intangible assets	38,727	13,673	61,829	56,131
Restructuring costs	2,157	504	3,985	5,190
Change in fair value of contingent consideration	—	—	—	(3,289)

Total operating expenses	243,562	202,282	569,750	666,131

Loss from operations	(99,553)	(17,385)	(240,639)	(146,895)
Interest and other income (loss), net	(2,668)	(3,160)	307	7,334
Interest expense	(5,990)	(9,470)	(11,931)	(28,426)

Loss before income taxes	(108,211)	(30,015)	(252,263)	(167,987)
Provision for income taxes	1,644	1,435	934	5,205

Net loss	$(109,855)	$(31,450)	$(253,197)	$(173,192)

Basic net loss per common share	$(1.18)	$(0.33)	$(2.73)	$(1.82)

Diluted net loss per potential common share	$(1.18)	$(0.33)	$(2.73)	$(1.82)

Weighted average basic common shares outstanding	92,906	96,313	92,851	95,389

Weighted average dilutive potential common shares outstanding	92,906	96,313	92,851	95,389

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31,	July 31,
	2010	2011
ASSETS
Current assets:
Cash and cash equivalents	$688,687	$486,332
Accounts receivable, net	343,582	414,826
Inventories	261,619	243,827
Prepaid expenses and other	147,680	141,401

Total current assets	1,441,568	1,286,386
Long-term investments	—	50,227
Equipment, furniture and fixtures, net	120,294	126,174
Other intangible assets, net	426,412	349,845
Other long-term assets	129,819	125,801

Total assets	$2,118,093	$1,938,433

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$200,617	$140,806
Accrued liabilities	193,994	182,563
Deferred revenue	75,334	100,988

Total current liabilities	469,945	424,357
Long-term deferred revenue	29,715	26,302
Other long-term obligations	16,435	16,754
Convertible notes payable	1,442,705	1,442,449

Total liabilities	1,958,800	1,909,862

Commitments and contingencies Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 94,060,300 and 96,883,868 shares issued and outstanding	941	969
Additional paid-in capital	5,702,137	5,743,211
Accumulated other comprehensive income	1,062	2,430
Accumulated deficit	(5,544,847)	(5,718,039)

Total stockholders’ equity	159,293	28,571

Total liabilities and stockholders’ equity	$2,118,093	$1,938,433

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended July 31,
	2010	2011
Cash flows from operating activities:
Net loss	$(253,197)	$(173,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium (discount) on marketable securities	574	(25)
Change in fair value of embedded redemption feature	(2,570)	(3,380)
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	28,146	44,765
Share-based compensation costs	26,451	27,919
Amortization of intangible assets	82,476	76,567
Provision for inventory excess and obsolescence	10,749	11,461
Provision for warranty	16,388	10,538
Other	1,955	2,170
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(134,844)	(72,030)
Inventories	(30,765)	6,331
Prepaid expenses and other	(29,528)	(4,462)
Accounts payable, accruals and other obligations	84,886	(81,388)
Deferred revenue	(3,957)	22,241

Net cash used in operating activities	(203,236)	(132,485)

Cash flows used in investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(34,646)	(41,138)
Restricted cash	(18,845)	(8,727)
Purchase of available for sale securities	(63,591)	(49,894)
Proceeds from maturities of available for sale securities	454,141	—
Proceeds from sales of available for sale securities	179,380	—
Acquisition of business	(693,247)	—
Receipt of contingent consideration related to business acquisition	—	16,394

Net cash used in investing activities	(176,808)	(83,365)

Cash flows from financing activities:
Proceeds from issuance of 4.0% convertible notes payable, net	364,316	—
Proceeds from issuance of common stock	924	13,183

Net cash provided by financing activities	365,240	13,183

Effect of exchange rate changes on cash and cash equivalents	(664)	312
Net decrease in cash and cash equivalents	(14,804)	(202,667)
Cash and cash equivalents at beginning of period	485,705	688,687

Cash and cash equivalents at end of period	$470,237	$486,332

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,748	$18,869
Cash paid during the period for income taxes, net	$2,037	$1,781
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$4,421	$5,186
Fixed assets acquired under capital leases	$—	$1,268
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) INTERIM FINANCIAL STATEMENTS
     The interim financial statements included herein for Ciena Corporation (“Ciena”) have been prepared by Ciena, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments that Ciena considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial position of Ciena at the date of the interim balance sheets. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The October 31, 2010 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, Ciena believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with Ciena’s audited consolidated financial statements and notes thereto included in Ciena’s annual report on Form 10-K for the fiscal year ended October 31, 2010.
     On March 19, 2010, Ciena completed its acquisition of substantially all of the optical networking and Carrier Ethernet assets of Nortel’s Metro Ethernet Networks (“MEN Business”). Ciena’s results of operations for the nine-month period ended July 31, 2010 reflect the operations of the MEN Business beginning on the March 19, 2010 acquisition date. See Note 3 below.
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
     Ciena has certain minority equity investments in privately held technology companies that are classified as other assets. These investments are carried at cost because Ciena does not have the ability to exercise significant influence over these companies. These investments involve a high degree of risk as the markets for the technologies or products manufactured by these companies are usually early stage at the time of Ciena’s investment and such markets may never be significant. Ciena could lose its entire investment in some or all of these companies. Ciena monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

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
Concentrations
     Substantially all of Ciena’s cash and cash equivalents are maintained at a small number of major U.S. financial institutions. The majority of Ciena’s cash equivalents consist of money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, management believes that they bear minimal risk.
     Historically, a significant percentage of Ciena’s revenue has been concentrated among sales to a small number of large communications service providers. Consolidation among Ciena’s customers has increased this concentration. Consequently, Ciena’s accounts receivable are concentrated among these customers. See Notes 7 and 18 below.
     Additionally, Ciena’s access to certain materials or components is dependent upon sole or limited source suppliers. The inability of any of these suppliers to fulfill Ciena’s supply requirements, or significant changes in their cost, could affect future results. Ciena relies on a small number of contract manufacturers to perform the majority of the manufacturing for its products. If Ciena cannot effectively manage these manufacturers and forecast future demand, or if they fail to deliver products or components on time, Ciena’s business and results of operations may suffer.

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
     Historically, for arrangements with multiple elements, Ciena was typically able to establish fair value for undelivered elements and so Ciena applied the residual method. Assuming the adoption of the accounting guidance above on a prospective basis for arrangements entered into or materially modified on or after November 1, 2009, the effect on revenue recognized for the nine months ended July 31, 2010 would not have been materially different.
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
Government Grants
     Ciena accounts for proceeds from government grants as a reduction of expense when there is reasonable assurance that Ciena has complied with the conditions attached to the grant and that the grant proceeds will be received. Grant benefits are recorded to the line item in the Condensed Consolidated Statement of Operations to which the grant activity relates. See Note 19 below.

Advertising Costs
     Ciena expenses all advertising costs as incurred.
Legal Costs
     Ciena expenses legal costs associated with litigation defense as incurred.
Share-Based Compensation Expense
     Ciena measures and recognizes compensation expense for share-based awards based on estimated fair values on the date of grant. Ciena estimates the fair value of each option-based award on the date of grant using the Black-Scholes option-pricing model. This model is affected by Ciena’s stock price as well as estimates regarding a number of variables including expected stock price volatility over the expected term of the award and projected employee stock option exercise behaviors. Ciena estimates the fair value of each share-based award based on the fair value of the underlying common stock on the date of grant. In each case, Ciena only recognizes expense to its consolidated statement of operations for those options or shares that are expected ultimately to vest. Ciena uses two attribution methods to record expense, the straight-line method for grants with only service-based vesting and the graded-vesting method, which considers each performance period or tranche separately, for all other awards. See Note 16 below.
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
     In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. In addition, tax authorities periodically audit Ciena’s income tax returns. These audits examine significant tax filing positions, including the timing and amounts of deductions and the allocation of income tax expenses among tax jurisdictions. Ciena is currently under audit in India for 2007. Management does not expect the outcome of this audit to have a material adverse effect on the Company’s consolidated financial position, result of operations or cash flows. Ciena’s major tax jurisdictions and the earliest open tax years are as follows: United States (2008), United Kingdom (2005), Canada (2005) and India (2007). However, limited adjustments can be made to Federal tax returns in earlier years in order to reduce net operating loss carryforwards. Ciena classifies interest and penalties related to uncertain tax positions as a component of income tax expense. All of the uncertain tax positions, if recognized, would decrease the effective income tax rate.
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
Restructuring
     From time to time, Ciena takes actions to better align its workforce, facilities and operating costs with perceived market opportunities, business strategies and changes in market and business conditions. Ciena implements these restructuring plans and incurs the associated liability concurrently. Generally accepted accounting principles require that a liability for the cost associated with an exit or disposal activity be recognized in the period in which the liability is incurred, except for one-time employee termination benefits related to a service period of more than 60 days, which are accrued over the service period. See Note 4 below.
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
     From time to time, Ciena uses foreign currency forward contracts to reduce variability in certain forecasted non U.S.-dollar denominated cash flows. Generally, these derivatives have maturities of twelve months or less and are designated as cash flow hedges. At the inception of the cash flow hedge, and on an ongoing basis, Ciena assesses whether the forward contract has been effective in offsetting changes in cash flows attributable to the hedged risk during the hedging period. The effective portion of the derivative’s net gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and, upon the occurrence of the forecasted transaction, is subsequently reclassified to the line item in the Condensed Consolidated Statement of Operations to which the hedged transaction relates. Any net gain or loss associated with the ineffectiveness of the hedging instrument is reported in interest and other income, net. See Note 13 below.

Computation of Net Income (Loss) per Share
     Ciena calculates basic earnings per share (EPS) by dividing earnings attributable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS includes other potential dilutive shares that would be outstanding if securities or other contracts to issue common stock were exercised or converted into common stock. Ciena uses a dual presentation of basic and diluted EPS on the face of its income statement. A reconciliation of the numerator and denominator used for the basic and diluted EPS computations is set forth in Note 15.
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
Newly Issued Accounting Standards
     In June 2011, the FASB issued an accounting standards update that requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is effective for fiscal years and interim periods, beginning after December 15, 2011. Early adoption is permitted. Ciena does not expect this new guidance to have any impact on its financial condition, results of operations and cash flows.
     In May 2011, the FASB issued an accounting standards update that amends current fair value measurement and disclosure guidance to converge with International Financial Reporting Standards (IFRS). This update provides improved comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. This guidance is effective for fiscal years and interim periods, beginning after December 15, 2011. Early application by public companies is not permitted. Ciena does not expect this new guidance to have any impact on its financial condition, results of operations and cash flows.
(3) BUSINESS COMBINATIONS
Acquisition of MEN Business
     On March 19, 2010, Ciena completed its acquisition of the MEN Business. Ciena acquired the MEN Business in an effort to strengthen its technology leadership position in next-generation, converged optical Ethernet networking, accelerate the execution of its corporate and research and development strategies and enable Ciena to better compete with larger equipment vendors. The acquisition expanded Ciena’s geographic reach, customer relationships, and portfolio of network solutions.
     In accordance with the agreements for the acquisition, the $773.8 million aggregate purchase price was subsequently adjusted downward by $80.6 million based upon the amount of net working capital transferred to Ciena at closing. As a result, Ciena paid $693.2 million in cash for the purchase of the MEN Business.
     In connection with the acquisition, Ciena entered into an agreement with Nortel to lease the “Lab 10” building on Nortel’s Carling Campus in Ottawa, Canada (the “Carling lease”) for a term of ten years. The lease agreement contained a provision that allowed Nortel to reduce the term of the lease, and in exchange, Ciena could receive a payment of up to $33.5 million. This amount was placed into escrow by Nortel in accordance with the acquisition agreements. The $16.4 million fair value of this contingent refund right was recorded as a reduction to the consideration paid, resulting in a purchase price of $676.8 million.
     On October 19, 2010, Nortel issued a public announcement that it had entered into a sale agreement of its Carling campus with Public Works and Government Services Canada (PWGSC) and had been directed to exercise its early termination rights under the Carling lease, shortening the lease term from ten years to five years. As a result, and based on this change in circumstances and expected outcome probability, during the fourth quarter of fiscal 2010 Ciena recorded an unrealized gain of $13.8. million, resulting in a fair value of $30.2 million for the contingent consideration right. During the first quarter of fiscal 2011, Ciena received notice of early termination from Nortel and the corresponding $33.5 million payment described above, resulting in a gain of $3.3 million.

     During fiscal 2010, Ciena incurred $101.4 million in transaction, consulting and third party service fees, $8.5 million in restructuring expense, and an additional $12.4 million in costs primarily related to purchases of capitalized information technology equipment. During the first nine months of fiscal 2011, Ciena incurred $39.7 million in transaction, consulting and third party service fees, $5.9 million in restructuring expense, and an additional $10.2 million in costs primarily related to purchases of capitalized information technology equipment.
     The following table summarizes the final purchase price allocation related to the MEN Business, based on the estimated fair value of the acquired assets and assumed liabilities (in thousands):

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
     Under the acquisition method of accounting, Ciena recorded the acquired finished goods inventory at fair value, which was determined to be most appropriately recognized as the estimated selling price less the sum of (a) costs of disposal, and (b) a reasonable profit allowance for Ciena’s selling effort.
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
     Customer relationships, outstanding purchase orders and contracts represent agreements with existing customers of the MEN Business. These intangible assets are expected to have estimated useful lives of nine months to seven years, with the exception of $14.6 million related to a contract asset for acquired in-process projects to be billed by Ciena and recognized as a reduction in revenue. As of July 31, 2011, Ciena has billed $13.8 million of these contract assets. The remaining $0.8 million will be billed during the remainder of fiscal 2011. Trade name represents acquired product trade names that are expected to have a useful life of nine months.
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

	Quarter Ended	Nine Months Ended
	July 31,	July 31,
	2010	2010
Pro forma revenue	$393,843	$1,174,719

Pro forma net loss	$(77,080)	$(463,150)

(4)	RESTRUCTURING COSTS
     Since the acquisition of the MEN Business, Ciena has undertaken a number of restructuring activities intended to reduce operating expense and better align its workforce and operating costs with market opportunities, product development and business strategies for the combined operations.
     The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the nine months ended July 31, 2011 (in thousands):

		Consolidation
	Workforce	of excess
	reduction	facilities	Total
Balance at October 31, 2010	$1,576	$6,392	$7,968
Additional liability recorded	5,941	—	5,941
Adjustment to previous estimates	—	(751)	(751)
Cash payments	(5,800)	(1,723)	(7,523)

Balance at July 31, 2011	$1,717	$3,918	$5,635

Current restructuring liabilities	$1,717	$975	$2,692

Non-current restructuring liabilities	$—	$2,943	$2,943

     The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the nine months ended July 31, 2010 (in thousands):

	Workforce	Consolidation of
	reduction	excess facilities	Total
Balance at October 31, 2009	$170	$9,435	$9,605
Additional liability recorded	3,985	—	3,985
Cash payments	(2,476)	(2,098)	(4,574)

Balance at July 31, 2010	$1,679	$7,337	$9,016

Current restructuring liabilities	$1,679	$1,342	$3,021

Non-current restructuring liabilities	$—	$5,995	$5,995

(5) MARKETABLE SECURITIES
     As of the date indicated, long-term investments are comprised of the following (in thousands):

	July 31, 2011
			Gross
		Gross Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
U.S. government obligations	$49,920	$307	$—	$50,227

	$49,920	$307	$—	$50,227

     The following table summarizes final legal maturities of debt investments at July 31, 2011 (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Less than one year	$—	$—
Due in 1-2 years	49,920	50,227

	$49,920	$50,227

     At October 31, 2010, Ciena did not have any investments in marketable debt securities.
(6) FAIR VALUE MEASUREMENTS
     As of the date indicated, the following table summarizes the fair value of assets that are recorded at fair value on a recurring basis (in thousands):

	July 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
U.S. government obligations	$50,227	$—	$—	$50,227
Foreign currency forward contracts	—	137	—	137
Embedded redemption feature	—	—	7,600	7,600

Total assets measured at fair value	$50,227	$137	$7,600	$57,964

     As of the date indicated, the assets above were presented on Ciena’s Condensed Consolidated Balance Sheet as follows (in thousands):

	July 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Prepaid expenses and other	$—	$137	$—	$137
Long-term investments	50,227	—	—	50,227
Other long-term assets	—	—	7,600	7,600

Total assets measured at fair value	$50,227	$137	$7,600	$57,964

     Ciena’s Level 3 assets included in other long-term assets reflect an embedded redemption feature contained within Ciena’s 4.0% convertible senior notes. See Note 14 below. The embedded redemption feature is bifurcated from Ciena’s 4.0% convertible senior notes using the “with-and-without” approach. As such, the total value of the embedded redemption feature is calculated as the difference between the value of the 4.0% convertible senior notes (the “Hybrid Instrument”) and the value of an identical instrument without the embedded redemption feature (the “Host Instrument”). Both the Host Instrument and the Hybrid Instrument are valued using a modified binomial model. The modified binomial model utilizes a risk free interest rate, an implied volatility of Ciena’s stock, the recovery rates of bonds and the implied default intensity of the 4.0% convertible senior notes.
     As of the dates indicated, the following table sets forth, in thousands, the reconciliation of changes in fair value measurements of Level 3 assets:

Level 3
Balance at October 31, 2010	$34,415
Issuances	—
Settlements	(30,195)
Changes in unrealized gain (loss)	3,380
Transfers into Level 3	—
Transfers out of Level 3	—

Balance at July 31, 2011	$7,600

(7) ACCOUNTS RECEIVABLE
     Allowance for doubtful accounts was $0.1 million and $0.9 million as of October 31, 2010 and July 31, 2011, respectively. Ciena has not historically experienced a significant amount of bad debt expense.

(8) INVENTORIES
     As of the dates indicated, inventories are comprised of the following (in thousands):

	October 31,	July 31,
	2010	2011
Raw materials	$30,569	$41,970
Work-in-process	6,993	12,271
Finished goods	177,994	154,161
Deferred cost of goods sold	76,830	66,758

	292,386	275,160
Provision for excess and obsolescence	(30,767)	(31,333)

	$261,619	$243,827

     Ciena writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand and market conditions. During the first nine months of fiscal 2011, Ciena recorded a provision for excess and obsolescence of $11.5 million, primarily related to changes in forecasted sales for certain products. Deductions from the provision for excess and obsolete inventory relate to disposal activities.
(9) PREPAID EXPENSES AND OTHER
     As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	October 31,	July 31,
	2010	2011
Prepaid VAT and other taxes	$46,352	$37,295
Deferred deployment expense	6,918	13,779
Product demonstration equipment, net	29,449	45,048
Prepaid expenses	15,087	13,537
Restricted cash	12,994	21,566
Contingent consideration	30,195	—
Other non-trade receivables	6,685	10,176

	$147,680	$141,401

     Depreciation of product demonstration equipment was $2.3 million and $7.1 million for the first nine months of fiscal 2010 and 2011, respectively.
(10) EQUIPMENT, FURNITURE AND FIXTURES
     As of the dates indicated, equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31,	July 31,
	2010	2011
Equipment, furniture and fixtures	$360,908	$398,332
Leasehold improvements	49,595	54,289

	410,503	452,621
Accumulated depreciation and amortization	(290,209)	(326,447)

	$120,294	$126,174

     Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements was $25.8 million and $37.7 million for the first nine months of fiscal 2010 and 2011, respectively.

(11) OTHER INTANGIBLE ASSETS
     As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	October 31,			July 31,
	2010			2011
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangible	Amortization	Intangible	Intangible	Amortization	Intangible
Developed technology	$417,833	$(186,129)	$231,704	$417,833	$(222,327)	$195,506
Patents and licenses	45,388	(45,167)	221	45,388	(45,272)	116
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	323,573	(129,086)	194,487	323,573	(169,350)	154,223

Total other intangible assets	$786,794	$(360,382)	$426,412	$786,794	$(436,949)	$349,845

     The amortization of finite-lived other intangible assets was $82.5 million and $76.6 million for the first nine months of fiscal 2010 and 2011, respectively. Expected future amortization of finite-lived other intangible assets for the fiscal years indicated is as follows (in thousands):

Period ended October 31,
2011 (remaining three months)	$20,102
2012	73,564
2013	71,145
2014	56,987
2015	52,714
Thereafter	75,333

$349,845

(12) OTHER BALANCE SHEET DETAILS
     As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	October 31,	July 31,
	2010	2011
Maintenance spares inventory, net	$53,654	$50,117
Deferred debt issuance costs, net	28,853	24,815
Embedded redemption feature	4,220	7,600
Restricted cash	37,796	37,951
Other	5,296	5,318

	$129,819	$125,801

     Deferred debt issuance costs are amortized using the straight line method, which approximates the effect of the effective interest rate method, through the maturity of the related debt. Amortization of debt issuance costs, which is included in interest expense, was $2.6 million and $4.0 million during the first nine months of fiscal 2010 and fiscal 2011, respectively.
     As of the dates indicated, accrued liabilities are comprised of the following (in thousands):

	October 31,	July 31,
	2010	2011
Warranty	$54,372	$45,705
Compensation, payroll related tax and benefits	39,391	40,728
Vacation	20,412	27,614
Current restructuring liabilities	2,784	2,692
Interest payable	4,345	10,096
Other	72,690	55,728

	$193,994	$182,563

     The following table summarizes the activity in Ciena’s accrued warranty for the fiscal periods indicated (in thousands):

					Balance at
Nine months ended	Beginning				end of
July 31,	Balance	Acquired	Provisions	Settlements	period
2010	$40,196	26,000	16,388	(18,074)	$64,510
2011	$54,372	—	10,538	(19,205)	$45,705
     During the first quarter of fiscal 2010, Ciena recorded an adjustment to reduce its warranty liability and cost of goods sold by $3.3 million to correct an overstatement of warranty expense related to prior periods. The adjustment related to an error in the methodology of computing the annual failure rate used to calculate the warranty accrual. There was no tax impact as a result of this adjustment. Ciena believes this adjustment is not material to its financial statements for prior annual or interim periods.
     As a result of the substantial completion of integration activities related to the MEN Business, Ciena consolidated certain support operations and processes during the first quarter of fiscal 2011, resulting in a reduction in costs to service future warranty obligations. As a result of the lower expected costs, Ciena reduced its warranty liability by $6.9 million, which had the effect of reducing the provisions in the table above.
     As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	October 31,	July 31,
	2010	2011
Products	$31,187	$39,811
Services	73,862	87,479

	105,049	127,290
Less current portion	(75,334)	(100,988)

Long-term deferred revenue	$29,715	$26,302

(13) FOREIGN CURRENCY FORWARD CONTRACTS
     From time to time, Ciena uses foreign currency forward contracts to reduce variability in certain forecasted non-U.S. dollar denominated cash flows. Generally, these derivatives have maturities of 12 months or less and are designated as cash flow hedges. Ciena considers several factors when evaluating hedges of its forecasted foreign currency exposures, such as significance of the exposure, offsetting economic exposures, potential costs of hedging, and the potential for hedge ineffectiveness. Ciena does not enter into derivative transactions for purposes other than hedging economic exposures. Beginning in the second quarter of fiscal 2011, Ciena entered into forward contracts to reduce the variability in its Canadian Dollar and Indian Rupee denominated expense, which principally relate to research and development activities. These derivative contracts have been designated as cash flow hedges and are immaterial for separate financial statement presentation.
(14) CONVERTIBLE NOTES PAYABLE
     The following table sets forth, in thousands, the carrying value and the estimated fair value of Ciena’s outstanding convertible notes:

	July 31, 2011
Description	Carrying Value	Fair Value
0.25% Convertible Senior Notes due May 1, 2013	$216,210	$209,048
4.0% Convertible Senior Notes due March 15, 2015 (1)	376,239	410,156
0.875% Convertible Senior Notes due June 15, 2017	500,000	406,875
3.75% Convertible Senior Notes due October 15, 2018	350,000	370,125

	$1,442,449	$1,396,204

(1)	Includes unamortized bond premium related to embedded redemption feature
     The fair value reported above is based on the quoted market price for the notes on the date above.

(15) EARNINGS (LOSS) PER SHARE CALCULATION
     The following table (in thousands except per share amounts) is a reconciliation of the numerator and denominator of the basic net income (loss) per common share (“Basic EPS”) and the diluted net income (loss) per potential common share (“Diluted EPS”). Basic EPS is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of (i) common shares outstanding, (ii) shares issuable upon vesting of restricted stock units, (iii) shares issuable under Ciena’s employee stock purchase plan and upon exercise of outstanding stock options, using the treasury stock method; and (iv) shares underlying Ciena’s outstanding convertible notes.

	Quarter Ended July 31,		Nine Months Ended July 31,
Numerator	2010	2011	2010	2011
Net loss	$(109,855)	$(31,450)	$(253,197)	$(173,192)

	Quarter Ended July 31,		Nine Months Ended July 31,
Denominator	2010	2011	2010	2011
Basic weighted average shares outstanding	92,906	96,313	92,851	95,389

Dilutive weighted average shares outstanding	92,906	96,313	92,851	95,389

	Quarter Ended July 31,		Nine Months Ended July 31,
EPS	2010	2011	2010	2011
Basic EPS	$(1.18)	$(0.33)	$(2.73)	$(1.82)

Diluted EPS	$(1.18)	$(0.33)	$(2.73)	$(1.82)

     The following table summarizes the weighted average shares excluded from the calculation of the denominator for Basic and Diluted EPS due to their anti-dilutive effect for the fiscal years indicated (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2010	2011	2010	2011
Shares underlying stock options, restricted stock units and warrants	7,171	6,032	8,171	6,295
0.25% Convertible Senior Notes due May 1, 2013	7,539	5,470	7,539	5,470
4.00% Convertible Senior Notes due March 15, 2015	18,396	18,396	9,333	18,396
0.875% Convertible Senior Notes due June 15, 2017	13,108	13,108	13,108	13,108
3.75% Convertible Senior Notes due October 15, 2018	—	17,355	—	17,355

Total excluded due to anti-dilutive effect	46,214	60,361	38,151	60,624

(16) SHARE-BASED COMPENSATION EXPENSE
     Ciena maintains two active equity compensation plans, the 2008 Omnibus Incentive Plan (“2008 Plan”) and 2003 Employee Stock Purchase Plan (“ESPP”). These plans were approved by shareholders and are described in Ciena’s annual report on Form 10-K. Ciena has previously made stock option and restricted stock unit awards under the 2008 Plan and certain legacy plans. As of July 31, 2011, there were approximately 4.0 million shares authorized and remaining available for issuance under the 2008 Plan. Ciena has also previously granted restricted stock unit awards under its 2010 Inducement Equity Award Plan (“2010 Plan”). This plan, described in Ciena’s annual report on Form 10-K, expired on March 19, 2011.
     Stock Options
     Outstanding stock option awards to employees are generally subject to service-based vesting restrictions and vest incrementally over a four-year period. The following table is a summary of Ciena’s stock option activity for the period indicated (shares in thousands):

	Shares Underlying	Weighted
	Options	Average
	Outstanding	Exercise Price
Balance as of October 31, 2010	5,002	$40.96
Granted	—	—
Exercised	(405)	15.03
Canceled	(442)	87.94

Balance as of July 31, 2011	4,155	$38.49

     The total intrinsic value of options exercised during the first nine months of fiscal 2010 and fiscal 2011 was $0.8 million and $3.3 million, respectively. The weighted average fair value of each stock option granted by Ciena during the first nine months of fiscal 2010 was $6.95. There were no stock options granted by Ciena during the first nine months of fiscal 2011.
     The following table summarizes information with respect to stock options outstanding at July 31, 2011, based on Ciena’s closing stock price on the last trading day of Ciena’s third fiscal quarter of 2011 (shares and intrinsic value in thousands):

			Options Outstanding at July 31, 2011				Vested Options at July 31, 2011
				Weighted				Weighted
				Average				Average
				Remaining	Weighted			Remaining	Weighted
Range of			Number	Contractual	Average	Aggregate	Number	Contractual	Average	Aggregate
Exercise			of	Life	Exercise	Intrinsic	of	Life	Exercise	Intrinsic
Price			Shares	(Years)	Price	Value	Shares	(Years)	Price	Value
$0.01	—	$16.52	635	5.41	$11.37	$2,852	511	4.82	$11.68	$2,188
$16.53	—	$17.43	351	4.12	17.20	—	337	3.99	17.20	—
$17.44	—	$22.96	339	3.75	21.80	—	326	3.61	21.85	—
$22.97	—	$31.71	1,253	3.36	29.42	—	1,226	3.29	29.45	—
$31.72	—	$46.90	755	4.67	39.25	—	712	4.57	39.40	—
$46.91	—	$73.78	399	1.37	59.14	—	399	1.37	59.14	—
$73.79	—	$267.52	423	0.22	116.21	—	423	0.22	116.21	—

$0.01	—	$267.52	4,155	3.50	$38.49	$2,852	3,934	3.28	$39.61	$2,188

     Assumptions for Option-Based Awards
     Ciena recognizes the fair value of service-based options as share-based compensation expense on a straight-line basis over the requisite service period. Ciena did not grant any option-based awards during the first nine months of fiscal 2011. During the first nine months of fiscal 2010, Ciena estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Quarter Ended	Nine Months Ended
	July 31,	July 31,
	2010	2010
Expected volatility	61.9%	61.9%
Risk-free interest rate	2.4%	2.4 - 3.0%
Expected life (years)	5.3 - 5.5	5.3 - 5.5
Expected dividend yield	0.0%	0.0%
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
     Restricted Stock Units
     A restricted stock unit is a stock award that entitles the holder to receive shares of Ciena common stock as the unit vests. Ciena’s outstanding restricted stock unit awards are subject to service-based vesting conditions and/or performance-based vesting conditions. Awards subject to service-based conditions typically vest in increments over a three or four-year period. Awards with performance-based vesting conditions require the achievement of certain operational, financial or other performance criteria or targets as a condition of vesting, or the acceleration of vesting, of such awards. Ciena recognizes the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based compensation expense over the performance period, using graded vesting, which considers each performance period or tranche separately, based upon Ciena’s determination of whether it is probable that the performance targets will be achieved. At each reporting period, Ciena reassesses the probability of achieving the performance targets and the performance period required to meet those targets.
     The following table is a summary of Ciena’s restricted stock unit activity for the period indicated, with the aggregate fair value of the balance outstanding at the end of each period, based on Ciena’s closing stock price on the last trading day of the relevant period (shares and aggregate fair value in thousands):

		Weighted
	Restricted	Average Grant
	Stock Units	Date Fair Value	Aggregate
	Outstanding	Per Share	Fair Value
Balance as of October 31, 2010	5,191	$13.81	$71,681
Granted	1,855
Vested	(1,916)
Canceled or forfeited	(483)

Balance as of July 31, 2011	4,647	$16.12	$71,849

     The total fair value of restricted stock units that vested and were converted into common stock during the first nine months of fiscal 2010 and fiscal 2011 was $19.0 million and $38.3 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena during the first nine months of fiscal 2010 and fiscal 2011 was $13.43 and $20.16, respectively.
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

2003 Employee Stock Purchase Plan
     In March 2003, Ciena stockholders approved the ESPP, which has a ten-year term expiring on January 24, 2013. The ESPP provides for up to 3.6 million shares to be issued thereunder, subject to an “evergreen” provision. On December 31 of each year, the number of shares available under the ESPP increases by up to 0.6 million shares, provided that the total number of shares available at that time shall not exceed 3.6 million. Under the ESPP, eligible employees may enroll in a six- month offer period that begins on December 21 and June 21 of each year. The purchase price under the ESPP reflects a 15% discount off of the lower of the fair market value of Ciena common stock on the day preceding the offer period or the last day of the offer period. The ESPP is considered compensatory for purposes of share-based compensation expense. During the first nine months of fiscal 2011, Ciena issued 0.5 million shares under the ESPP. At July 31, 2011, 3.2 million shares remained available for issuance under the ESPP.
     Ciena estimated the fair value of each ESPP option on the first date of the offer period using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Quarter Ended	Nine Months Ended
	July 31,	July 31,
	2011	2011
Expected volatility	39.8 - 48.4%	39.8 - 49.1%
Risk-free interest rate	0.19 - .20%	0.19 - .64%
Expected life (years)	0.5	0.25 - 0.50
Expected dividend yield	0.0%	0.0%
Share-Based Compensation Expense for Periods Reported
     The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2010	2011	2010	2011
Product costs	$548	$578	$1,475	$1,658
Service costs	432	510	1,315	1,516

Share-based compensation expense included in cost of sales	980	1,088	2,790	3,174

Research and development	2,302	2,423	6,948	7,591
Sales and marketing	2,902	2,737	8,025	8,871
General and administrative	2,473	2,883	7,349	8,023
Acquisition and integration costs	883	54	1,229	288

Share-based compensation expense included in operating expense	8,560	8,097	23,551	24,773

Share-based compensation expense capitalized in inventory, net	111	(152)	110	(28)

Total share-based compensation	$9,651	$9,033	$26,451	$27,919

     As of July 31, 2011, total unrecognized share-based compensation expense was $67.8 million (i) $1.8 million related to unvested stock options and expected to be recognized over a weighted-average period of 0.6 years and (ii) $66.0 million related to unvested restricted stock units and expected to be recognized over a weighted-average period of 1.7 years.
(17) COMPREHENSIVE LOSS
     The components of comprehensive loss were as follows for the periods indicated (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2010	2011	2010	2011
Net loss	$(109,855)	$(31,450)	$(253,197)	$(173,192)
Change in unrealized gain (loss) on available-for-sale securities, net of tax	—	3	(458)	378
Change in unrealized gain (loss) on foreign currency forward contracts, net of tax	—	(88)	—	87
Change in accumulated translation adjustments	(728)	(4,290)	(1,263)	903

Total comprehensive loss	$(110,583)	$(35,825)	$(254,918)	$(171,824)

(18) SEGMENT AND ENTITY WIDE DISCLOSURES
Segment Reporting
     Ciena’s segments are discussed in the following product and service groupings:
•	Packet-Optical Transport — includes optical transport solutions that increase network capacity and enable more rapid delivery of a broader mix of high-bandwidth services. These products are used by network operators to facilitate the cost effective and efficient transport of voice, video and data traffic in core networks, as well as regional, metro and access networks. Ciena’s principal products in this segment include the: 6500 Packet-Optical Platform; 4200 Advanced Services Platform; Corestream® Agility Optical Transport System; 5100/5200 Advanced Services Platform; Common Photonic Layer (CPL); and 6100 Multiservice Optical Platform. This segment also includes sales from legacy SONET/SDH, transport and data networking products, as well as certain enterprise-oriented transport solutions that support storage and LAN extension, interconnection of data centers, and virtual private networks. This segment also includes operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations.
•	Packet-Optical Switching — includes optical switching platforms that enable automated optical infrastructures for the delivery of a wide variety of enterprise and consumer-oriented network services. Ciena’s principal products in this segment include its family of CoreDirector® Multiservice Optical Switches, its 5430 Reconfigurable Switching System and its packet OTN configuration for the 5410 Reconfigurable Switching System. These products include multiservice, multi-protocol switching systems that consolidate the functionality of an add/drop multiplexer, digital cross-connect and packet switch into a single, high-capacity intelligent switching system. These products address both the core and metro segments of communications networks and support key managed service services, Ethernet/TDM Private Line, Triple Play and IP services. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations.
•	Carrier Ethernet Service Delivery — principally includes Ciena’s 3000 family of service delivery switches and service aggregation switches, the 5000 series of service aggregation switches, and its Carrier Ethernet configuration for the 5410 Service Aggregation Switch. These products support the access and aggregation tiers of communications networks and have principally been deployed to support wireless backhaul infrastructures and business data services. Employing sophisticated Carrier Ethernet switching technology, these products deliver quality of service capabilities, virtual local area networking and switching functions, and carrier-grade operations, administration, and maintenance features. This segment includes the legacy metro Ethernet routing switch (MERS) product line, from the MEN Business, and Ciena’s legacy broadband products, including the CNX-5 Broadband DSL System (CNX-5), that transitions legacy voice networks to support Internet-based (IP) telephony, video services and DSL. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations.
•	Software and Services - includes Ciena’s integrated network and service management software designed to automate and simplify network management and operation, while increasing network performance and functionality. These software solutions can track individual services across multiple product suites, facilitating planned network maintenance, outage detection and identification of customers or services affected by network troubles. This segment also includes a broad range of consulting and support services, including installation and deployment, maintenance support, consulting, network design and training activities. Except for revenue from the software portion of this segment, which is included in product revenue, revenue from this segment is included in services revenue on the Condensed Consolidated Statement of Operations.
Reportable segment asset information is not disclosed because it is not reviewed by the chief operating decision maker for purposes of evaluating performance and allocating resources.

     The table below (in thousands, except percentage data) sets forth Ciena’s segment revenue for the respective periods:

	Quarter Ended July 31,		Nine Months Ended July 31,
	2010	2011	2010	2011
Revenue:
Packet-Optical Transport	$242,057	$266,551	$423,216	$825,667
Packet-Optical Switching	34,806	40,682	90,638	107,223
Carrier Ethernet Service Delivery	33,802	40,475	149,047	99,034
Software and Services	79,010	87,605	156,121	254,591

Consolidated revenue	$389,675	$435,313	$819,022	$1,286,515

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
     The table below (in thousands) sets forth Ciena’s segment profit (loss) and the reconciliation to consolidated net income (loss) during the respective periods:

	Quarter Ended July 31,		Nine Months Ended July 31,
	2010	2011	2010	2011
Segment profit (loss):
Packet-Optical Transport	$12,874	$51,827	$26,402	$127,359
Packet-Optical Switching	10,320	12,783	13,749	34,147
Carrier Ethernet Service Delivery	(3,212)	6,519	31,642	12,409
Software and Services	23,158	20,552	35,274	56,691

Total segment profit (loss)	43,140	91,681	107,067	230,606

Other nonperformance items:
Selling and marketing	(52,127)	(61,895)	(131,692)	(180,755)
General and administrative	(32,649)	(28,172)	(66,915)	(98,966)
Acquisition and integration costs	(17,033)	(4,822)	(83,285)	(39,748)
Amortization of intangible assets	(38,727)	(13,673)	(61,829)	(56,131)
Restructuring costs	(2,157)	(504)	(3,985)	(5,190)
Change in fair value of contingent consideration	—	—	—	3,289
Interest and other financial charges, net	(8,658)	(12,630)	(11,624)	(21,092)
Provision for income taxes	(1,644)	(1,435)	(934)	(5,205)

Consolidated net loss	$(109,855)	$(31,450)	$(253,197)	$(173,192)

Entity Wide Reporting
     The following table reflects Ciena’s geographic distribution of revenue based on the location of the purchaser, with any country accounting for a significant percentage of total revenue in the period specifically identified. Revenue attributable to geographic regions outside of the United States and Canada is reflected as “Other International” revenue. For the periods below, Ciena’s geographic distribution of revenue was as follows (in thousands, except percentage data):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2010	2011	2010	2011
United States	$229,739	$227,524	$534,174	$678,674
Canada	22,840	43,815	65,125	128,770
Other International	137,096	163,974	219,723	479,071

Total	$389,675	$435,313	$819,022	$1,286,515

     The following table reflects Ciena’s geographic distribution of equipment, furniture and fixtures, with any country accounting for a significant percentage of total equipment, furniture and fixtures specifically identified. Equipment, furniture and fixtures attributable to geographic regions outside of the United States and Canada are reflected as “Other International.” For the periods below, Ciena’s geographic distribution of equipment, furniture and fixtures was as follows (in thousands, except percentage data):

	October 31,	July 31,
	2010	2011
United States	$63,675	$64,624
Canada	45,103	47,424
Other International	11,516	14,126

Total	$120,294	$126,174

     For the periods below, customers accounting for at least 10% of Ciena’s revenue were as follows (in thousands, except percentage data):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2010	2011	2010	2011
Company A	$90,769	$75,068	$204,092	$202,009
Company B	40,556	n/a	n/a	131,721

Total	$131,325	$75,068	$204,092	$333,730

n/a	Denotes revenue representing less than 10% of total revenue for the period
(19) CONTINGENCIES
Ontario Grant
     Ciena was awarded a conditional grant from the Province of Ontario in June 2011. Under this strategic jobs investment fund grant, Ciena can receive up to an aggregate of CAD$25.0 million in funding for eligible costs relating to certain next-generation, coherent optical transport development initiatives over the period from November 1, 2010 to October 31, 2015. Ciena anticipates receiving disbursements, approximating CAD$5.0 million per fiscal year over the period above. Amounts received under the grant are subject to recoupment in the event that Ciena fails to achieve certain minimum investment, employment and project milestones. As of July 31, 2011, Ciena has recorded a CAD$4.1 million benefit as a reduction in research and development expenses because it believes it has complied with the conditions entitling it to this disbursement and that the grant proceeds will be received.
Foreign Tax Contingencies
     Ciena has received assessment notices from the Mexican tax authorities asserting deficiencies in payments between 2001 and 2005 related primarily to income taxes and import taxes and duties. Ciena has filed judicial petitions appealing these assessments. As of October 31, 2010 and July 31, 2011, Ciena had accrued liabilities of $1.4 million and $1.6 million, respectively, related to these contingencies, which are reported as a component of other current accrued liabilities. As of July 31, 2011, Ciena estimates that it could be exposed to possible losses of up to $5.8 million, for which it has not accrued liabilities. Ciena has not accrued the additional income tax liabilities because it does not believe that such losses are probable. Ciena has not accrued the additional import taxes and duties because it does not believe the incurrence of such losses are probable. Ciena continues to evaluate the likelihood of probable and reasonably possible losses, if any, related to these assessments. As a result, future increases or decreases to accrued liabilities may be necessary and will be recorded in the period when such amounts are estimable and more likely than not (for income taxes) or probable (for non-income taxes).
     In addition to the matters described above, Ciena is subject to various tax liabilities arising in the ordinary course of business. Ciena does not expect that the ultimate settlement of these liabilities will have a material effect on our results of operations, financial position or cash flows.
Litigation
     On July 29, 2011, Cheetah Omni LLC filed a complaint in the United States District Court for the Eastern District of Texas against Ciena and several other defendants, alleging, among other things, that certain of the parties’ products infringe upon multiple U.S. Patents relating to certain reconfigurable optical add-drop multiplexer (ROADM) technologies. The complaint seeks injunctive relief and damages. Ciena believes that it has valid defenses to the lawsuit and intends to defend it vigorously.

     On May 29, 2008, Graywire, LLC filed a complaint in the United States District Court for the Northern District of Georgia against Ciena and four other defendants, alleging, among other things, that certain of the parties’ products infringe U.S. Patent 6,542,673 (the ‘“673 Patent”), relating to an identifier system and components for optical assemblies. The complaint seeks injunctive relief and damages. Ciena filed an amended answer to the complaint and counterclaims against Graywire on April 17, 2009. On April 27, 2009, Ciena and certain other defendants filed an application for inter partes reexamination of the ‘673 Patent with the U.S. Patent and Trademark Office (the “PTO”). On the same date, Ciena and the other defendants filed a motion to stay the case pending reexamination of all of the patents-in-suit. On July 17, 2009, the district court granted the defendants’ motion to stay the case. On July 23, 2009, the PTO granted the defendants’ application for reexamination with respect to certain claims of the ‘673 Patent and, on December 17, 2010, the PTO confirmed the validity of some claims and rejected the validity of other claims. On February 28, 2011, Ciena and the other defendants filed an appeal with respect to certain aspects of the PTO’s determination. Separately, on March 17, 2011, the PTO granted a third party application for ex parte reexamination with respect to certain claims of the ‘673 Patent and, on September 2, 2011, the PTO issued a non-final rejection of those claims. Ciena believes that it has valid defenses to the lawsuit and intends to defend it vigorously in the event the stay of the case is lifted.
     As a result of its June 2002 merger with ONI Systems Corp., Ciena became a defendant in a securities class action lawsuit filed in the United States District Court for the Southern District of New York in August 2001. The complaint named ONI, certain former ONI officers, and certain underwriters of ONI’s initial public offering (IPO) as defendants, and alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements in ONI’s registration statement and by engaging in manipulative practices to artificially inflate ONI’s stock price after the IPO. The complaint also alleges that ONI and the named former officers violated the securities laws by failing to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The former ONI officers have been dismissed from the action without prejudice. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. On October 6, 2009, the Court entered an opinion granting final approval to a settlement among the plaintiffs, issuer defendants and underwriter defendants, and directing that the Clerk of the Court close these actions. All appeals of the opinion granting final approval have been either resolved or dismissed, except one. On August 25, 2011, on remand from the Second Circuit, the District Court determined that the last remaining appellant did not have standing to assert his appeal. A description of this litigation and the history of the proceedings can be found in “Item 3. Legal Proceedings” of Part I of Ciena’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 2010. No specific amount of damages has been claimed in this action. Due to the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain.
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

     We are a network specialist targeting the transition of disparate, legacy communications networks to converged, next-generation architectures that are optimized to handle increased traffic volumes and deliver more efficiently a broader mix of high-bandwidth communications services. Our communications networking products, through their embedded software and our network management software suites, enable network operators to efficiently and cost-effectively deliver critical enterprise and consumer-oriented communication services. Together with our comprehensive design, implementation and support services, our networking solutions offering seeks to enable software-defined, automated networks that address the business challenges, communications infrastructure requirements and service delivery needs of our customers. Our customers face a challenging and rapidly changing environment that requires their networks be robust enough to address increasing capacity needs from a growing set of consumer and business applications, and flexible enough to quickly adapt and execute new business strategies and support the delivery of innovative, revenue-creating services. By improving network productivity and automation, reducing network costs and providing flexibility for differentiated service offerings, our networking solutions offering creates business and operational value for our customers.
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
     Effect of MEN Acquisition upon Results of Operations and Financial Condition
     Due to the relative scale of its operations, the MEN Acquisition has materially affected our operations, financial results and liquidity and may make period to period comparisons difficult. Our revenue and operating expense increased materially compared to periods prior to the MEN Acquisition. We also experienced increases in our concentration of Packet-Optical Transport revenue and revenue from outside of the United States, each of which has contributed to somewhat lower gross margins since the MEN Acquisition. From the closing of the MEN Acquisition through the third quarter of fiscal 2011, we incurred significant integration costs and transition services expense. Integration activities resulted in $141.1 million in transaction, consulting and third party service fees, $14.5 million in severance expense, and an additional $22.6 million, primarily related to purchases of capitalized information technology equipment through the third quarter of fiscal 2011. We anticipate that we will incur approximately $8.0 million to $12.0 million in additional integration costs during the remainder of fiscal 2011. From the date of the MEN Acquisition through the second quarter of fiscal 2011, Ciena incurred significant transition service expense, principally reflected in operating expense, for services performed by a Nortel affiliate relating to finance and accounting functions, supply chain and logistics management, maintenance and product support, order management and fulfillment, trade compliance, and information technology. In addition, as a result of the MEN Acquisition, we recorded $492.4 million in other intangible assets that will be amortized over their useful lives and increase our operating expense.
     Gross margin was also adversely affected by the valuation, required under accounting rules, of the acquired finished goods inventory of the MEN Business to fair value upon closing. This valuation increased marketable inventory carrying value by $62.3 million, of which $48.0 million and $14.3 million were recognized in cost of goods sold during fiscal 2010 and the first nine months of fiscal 2011, respectively. See “Critical Accounting Policies and Estimates- Long-lived Assets” and Note 3 of the Condensed Consolidated Financial Statements found under Item 1 of this report.
     Restructuring Activities
     Since the MEN Acquisition, we have undertaken a number of restructuring activities intended to reduce operating expense and better align our workforce and operating costs with market opportunities, product development initiatives and business strategies for the combined operations. During the first nine months of fiscal 2011, we incurred approximately $5.9 million in restructuring costs and expect these actions to result in an additional restructuring charge in the range of $1.0 million to $2.0 million during the remainder of fiscal 2011. As we look to manage operating expense and optimize the resources of the combined operations, we will continue to assess the allocation of headcount, facilities and other resources toward key growth opportunities for our business and evaluate additional cost reduction measures.
Global Market Conditions and Competitive Landscape
     The recent period of macroeconomic weakness and volatility in global markets has resulted in heightened uncertainty and cautious customer behavior in our industry and markets. We have experienced increased customer scrutiny with respect to network investment, which has resulted in protracted sales cycles, lengthier network deployments, revenue recognition delays and extended collection cycles, particularly for international network projects. Broad macroeconomic weakness has previously resulted in periods of decreased demand for our products and services that have adversely affected our results of operations. We remain uncertain as to how long current macroeconomic and industry conditions will persist, the pace of any recovery, and the magnitude of the effect of these conditions on the growth of our markets and business, as well as our results of operations.

     We continue to encounter a highly competitive marketplace for sales of our networking solutions offering, particularly within our Packet-Optical Transport segment. Competition has intensified as we and our competitors have introduced new, high-capacity, high-speed network solutions and more aggressively sought to capture market share and displace incumbent vendors at large carrier customers. We have also encountered increased competition as we have expanded our business in emerging geographies and new markets or applications for our communications networking products. For example, we have made early progress in the sale of our products for application in submarine networks and with sales to customers in the Middle East. In this competitive environment, securing new opportunities, particularly in international markets, often requires that we agree to less favorable commercial terms or pricing, financial commitments requiring collateralized performance bonds or similar instruments that place cash resources at risk, and other contractual commitments that place a disproportionate allocation of risk upon the vendor. These terms can adversely affect our result of operations. We expect the level of competition, particularly in North America, to continue and potentially increase, as Chinese equipment vendors seek to gain entry into the U.S. market, and other multinational competitors seek to retain incumbent positions with large customers in the region.
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
     To capitalize on the market dynamics above, we have been investing heavily in our business and are in the process of introducing, or transitioning to new solutions offerings in each of our product segments. These developments include the enhancement of our 100G coherent optical transport solution to further improve network flexibility, performance, spectral efficiency and reach. We are also bringing to market a re-architected, integrated network management software platform that unifies visibility, control and service enablement across our product portfolio. Within Packet-Optical Switching, we are transitioning from our CoreDirector platform to our data-optimized, 5430 Reconfigurable Switching System, to enable an end-to-end Optical Transport Network (OTN) architecture that offers improved cost per bit, flexibility and reliability. We are also expanding our Carrier Ethernet Service Delivery portfolio to include the Carrier-Ethernet configuration of our 5410 Reconfigurable Switching Solution, a high-capacity (terabit scale) Ethernet metro aggregation switch to support wireless backhaul, Ethernet business services and residential broadband applications. Simultaneously, we have also been investing in market entry into multiple, new geographies and vertical segments, as well as the expansion of footprint and market share within our traditional customer base across our segments. Managing these platform introductions, market share capture initiatives and market expansions has required increased investment that has impacted and continues to impact a number of financial and operational metrics, including margin, operating expense and cash flows. These investments are a critical element of our effort to address evolving industry trends and end user network requirements, and we believe they will position us to seize market opportunities for long-term growth. Additional components of our overall corporate strategy include:
     Optimize operations, infrastructure and resources to achieve desired operating leverage. With critical integration activities relating to the MEN Acquisition substantially complete, we are focused on optimizing and gaining leverage from our business processes, systems, infrastructure and resources. These initiatives include the enhancement and further automation of business processes and systems, and the consolidation of our supply chain, third party manufacturers, logistics providers and facilities. We seek to leverage these and other longer-term opportunities, to improve operating efficiencies and promote the growth of the business.
     Diversify our customer segments and customer application of our products. Historically, service providers have represented the largest portion of our revenue, with their application of our products largely supporting terrestrial, wireline networks. Part of our strategy is to seek opportunities to address new customer segments, and increase our sales to wireless providers, cable and multiservice operators, enterprises, government agencies and research and educational institutions. We are also seeking to sell our product and service solutions to support additional network applications of our products, including in submarine networks, content delivery networks, business Ethernet services and mobile backhaul.

     Expand our geographic reach. We seek to enhance our brand internationally and build upon the broader global presence of our business following the MEN Acquisition. In particular, we seek to expand our geographic reach and market share in growing markets including Brazil, the Middle East, Russia and India. Some of these jurisdictions maintain restrictions on importation, trade protection measures and other domestic preference requirements that could limit our access or success in these markets. For example, India has recently implemented certain security requirements affecting network equipment vendors and has imposed significant tariffs upon certain telecommunications equipment manufactured in China, where we assemble certain products and source many components and parts. These requirements may make sales in these markets costly or necessitate changes in our supply chain and operations.
     Increase sales of Packet-Optical Switching and Carrier Ethernet Service Delivery solutions. Through cross-selling and other sales initiatives, we seek to increase the number of customers of and revenue contribution from our Packet-Optical Switching and Carrier Ethernet Service Delivery products, particularly in international markets. By extending our technology leadership in next-generation, coherent transport technology, we seek to drive additional business opportunities for our Packet-Optical Switching and Carrier Ethernet Service Delivery products. Each of these product segments is in the early stages of significant platform transitions and we expect our revenue, gross margin and results of operations may fluctuate in the future in large part depending upon our success in selling new platforms within these segments.
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
Financial Results
     Revenue for the third quarter of fiscal 2011 was $435.3 million, representing a sequential increase of 4.2% from $417.9 million in the second quarter of fiscal 2011. Revenue-related details reflecting sequential changes from the second quarter of fiscal 2011 include:
•	Product revenue for the third quarter of fiscal 2011 increased by $14.0 million, reflecting increases of $9.5 million in sales of Carrier Ethernet Service Delivery products, $9.4 million in Packet-Optical Switching revenue and $1.1 million in sales of integrated network and service management software. These increases were partially offset by a $6.1 million decrease in Packet-Optical Transport revenue.
•	Service revenue for the third quarter of fiscal 2011 increased by $3.4 million.
•	Revenue from the United States for the third quarter of fiscal 2011 was $227.5 million, a decrease from $230.8 million in the second quarter of fiscal 2011.
•	International revenue for the third quarter of fiscal 2011 was $207.8 million, an increase from $187.1 million in the second quarter of fiscal 2011.
•	As a percentage of revenue, international revenue was 47.7% during the third quarter of fiscal 2011, an increase from 44.8% during the second quarter of fiscal 2011.
•	For the third quarter of fiscal 2011, one customer accounted for greater than 10% of revenue, representing 17.2% of total revenue. This compares to two customers that accounted for 25.9% of total revenue in the second quarter of fiscal 2011.
     Gross margin for the third quarter of fiscal 2011 was 42.5%, an increase from 39.7% in the second quarter of fiscal 2011. Gross margin for the third quarter of fiscal 2011 benefitted from improved product mix, including increased sales of Packet-Optical Switching and Carrier Ethernet Service Delivery products as a percentage of revenue. Gross margin has been, and may continue to be, affected by increased competitive pressures across our segments and our strategy to gain new customers, enter new markets and capture additional market share, particularly for 40G and 100G coherent optical transport solutions within our 6500 Packet-Optical Platform.

     Operating expense was $202.3 million for the third quarter of fiscal 2011, a decrease from $221.5 million in the second quarter of fiscal 2011. Third quarter operating expense reflects reductions of $5.9 million in acquisition and integration costs, $2.7 million in restructuring costs and the termination, in all material respects, of transition services previously performed by an affiliate of Nortel. Operating expense for the third quarter also reflects a $4.3 million benefit recorded in relation to a conditional grant that we received from the Province of Ontario in June 2011. Under this strategic jobs investment fund grant, we can receive up to an aggregate of CAD$25.0 million in funding for eligible costs relating to certain next-generation, coherent optical transport development initiatives over the period from November 1, 2010 to October 31, 2015. We anticipate receiving future disbursements, approximating CAD$5.0 million per fiscal year over the period above, with benefits to operating expense more evenly realized throughout each fiscal year, as compared to the third quarter of fiscal 2011. Amounts received under the grant are subject to recoupment in the event that we fail to achieve certain minimum investment, employment and project milestones.
     As a result of the progress in gross margin and operating expense reductions described above, our loss from operations for the third quarter of fiscal 2011 was $17.4 million, an improvement from a $55.6 million loss from operations during the second quarter of fiscal 2011. Our net loss for the third quarter of fiscal 2011 was $31.5 million, or $0.33 per share. This compares to a net loss of $62.7 million, or $0.66 per share, for the second quarter of fiscal 2011.
     We used $17.0 million in cash from operations during the third quarter of fiscal 2011, consisting of a use of cash of $44.3 million in changes in working capital partially offset by cash provided from net losses (adjusted for non-cash charges) of $27.3 million. Use of cash for the third quarter of fiscal 2011 reflects cash payments of $8.5 million in acquisition and integration-related expense and restructuring costs, of which $6.1 million was reflected in net losses (adjusted for non-cash charges) and $2.4 million was reflected in changes in working capital. This compares with the use of $51.8 million in cash from operations during the second quarter of fiscal 2011, consisting of $41.4 million in cash used for changes in working capital and $10.4 million from net losses (adjusted for non-cash charges). Use of cash for the second quarter of fiscal 2011 reflects cash payments of $26.4 million in acquisition and integration-related expense and restructuring costs, of which $13.9 million was reflected in net losses (adjusted for non-cash charges) and $12.5 million was reflected in changes in working capital.
     As of July 31, 2011, we had $486.3 million in cash and cash equivalents and $50.2 million of long-term investments in U.S. treasury securities. This compares to $506.8 million and $688.7 million in cash and cash equivalents at April 30, 2011 and October 31, 2010, respectively, and $50.1 million of long-term investments in U.S. treasury securities at April 30, 2011.
     As of July 31, 2011, headcount was 4,339, an increase from 4,301 at April 30, 2011, and 4,201 at October 31, 2010.
Consolidated Results of Operations
     Our results of operations for the nine-month period ended July 31, 2010 reflect the operations of the MEN Business beginning on the March 19, 2010 acquisition date, and therefore only reflect a partial period of combined operations. Our internal organizational structure and the management of our business and results of operations are presented based upon the following operating segments:
•	Packet-Optical Transport — includes optical transport solutions that increase network capacity and enable more rapid delivery of a broader mix of high-bandwidth services. These products are used by network operators to facilitate the cost effective and efficient transport of voice, video and data traffic in core networks, as well as regional, metro and access networks. Our principal products in this segment include the: 6500 Packet-Optical Platform; 4200 Advanced Services Platform; Corestream® Agility Optical Transport System; 5100/5200 Advanced Services Platform; Common Photonic Layer (CPL); and 6100 Multiservice Optical Platform. This segment also includes sales from legacy SONET/SDH, transport and data networking products, as well as certain enterprise-oriented transport solutions that support storage and LAN extension, interconnection of data centers, and virtual private networks. This segment also includes operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations.
•	Packet-Optical Switching — includes optical switching platforms that enable automated optical infrastructures for the delivery of a wide variety of enterprise and consumer-oriented network services. Our principal products in this segment include our family of CoreDirector® Multiservice Optical Switches, our 5430 Reconfigurable Switching System and our packet OTN configuration for the 5410 Reconfigurable Switching System. These products include multiservice, multi-protocol switching systems that consolidate the functionality of an add/drop multiplexer, digital cross-connect and packet switch into a single, high-capacity intelligent switching system. These products address both the core and metro segments of communications networks and support key managed service services, Ethernet/TDM Private Line, Triple Play and IP services. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations.
•	Carrier Ethernet Service Delivery — principally includes our 3000 family of service delivery switches and service aggregation switches, the 5000 series of service aggregation switches, and our Carrier Ethernet configuration for the 5410 Service Aggregation Switch. These products support the access and aggregation tiers of communications networks and have principally been deployed to support wireless backhaul infrastructures and business data services. Employing sophisticated Carrier Ethernet switching technology, these products deliver quality of service capabilities, virtual local area networking and switching functions, and carrier-grade operations, administration, and maintenance features. This segment includes the legacy metro Ethernet routing switch (MERS) product line from the MEN Business, and our legacy broadband products, including our CNX-5 Broadband DSL System (CNX-5), that transitions legacy voice networks to support Internet-based (IP) telephony, video services and DSL. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations.
•	Software and Services — includes our integrated network and service management software designed to automate and simplify network management and operation, while increasing network performance and functionality. These software solutions can track individual services across multiple product suites, facilitating planned network maintenance, outage detection and identification of customers or services affected by network troubles. This segment also includes a broad range of consulting and support services, including installation and deployment, maintenance support, consulting, network design and training activities. Except for revenue from the software portion of this segment, which is included in product revenue, revenue from this segment is included in services revenue on the Condensed Consolidated Statement of Operations.
Quarter ended July 31, 2010 compared to the quarter ended July 31, 2011
Revenue
     The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Quarter Ended July 31,				Increase
	2010	%*	2011	%*	(decrease)	%**
Revenue:
Packet-Optical Transport	$242,057	62.1	$266,551	61.3	$24,494	10.1
Packet-Optical Switching	34,806	8.9	40,682	9.3	5,876	16.9
Carrier Ethernet Service Delivery	33,802	8.7	40,475	9.3	6,673	19.7
Software and Services	79,010	20.3	87,605	20.1	8,595	10.9

Consolidated revenue	$389,675	100.0	$435,313	100.0	$45,638	11.7

*	Denotes % of total revenue

**	Denotes % change from 2010 to 2011
•	Packet-Optical Transport revenue increased reflecting a $45.3 million increase in sales of our 6500 Packet-Optical Platform, largely driven by service provider demand for high-capacity, optical transport, including coherent 40G and 100G network infrastructures. Packet-Optical Transport revenue also benefited from an $11.7 million increase in sales of our 4200 Advanced Services Platform and a $6.6 million increase in sales of our 6100 Multiservice Optical Platform. These increases were partially offset by decreases of $19.5 million in sales of our 5100/5200 Advanced Services Platform, $9.2 million in sales of our Corestream® Agility Optical Transport System and $10.2 million in legacy transport products.
•	Packet-Optical Switching revenue increased reflecting a $3.2 million increase in sales of our CoreDirector® Multiservice Optical Switches and a $2.6 million increase in sales of our 5430 Reconfigurable Switching System. Packet-Optical Switching revenue has historically reflected sales of our CoreDirector platform, which has a concentrated customer base. Our Packet-Optical Switching segment is in the initial stages of a platform transition to our next-generation 5430 Reconfigurable Switching System. As a result of these factors, revenue for this segment can fluctuate considerably depending upon individual customer purchasing decisions and the level of initial deployments with customers.
•	Carrier Ethernet Service Delivery revenue increased reflecting an $11.8 million increase in sales of our 3000 and 5000 families of service delivery switches and service aggregation switches, partially offset by a $5.1 million decrease in sales of our legacy metro Ethernet and broadband products. Quarterly revenue for this segment remains subject to fluctuation due to customer concentration and the timing of customer purchasing and deployment cycles. We expect segment results to be dependent upon further adoption of these products to support business Ethernet service applications and the level of customer adoption of our high-capacity, Carrier Ethernet configuration for our 5410 Service Aggregation Switch to support wireless backhaul, Ethernet business services and residential broadband applications.

•	Software and Services revenue increased primarily due to increases of $4.9 million in installation, deployment and consulting services and $3.1 million in maintenance support revenue.
     Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Quarter Ended July 31,				Increase
	2010	%*	2011	%*	(decrease)	%**
United States	$229,739	59.0	$227,524	52.3	$(2,215)	(1.0)
International	159,936	41.0	207,789	47.7	47,853	29.9

Total	$389,675	100.0	$435,313	100.0	$45,638	11.7

*	Denotes % of total revenue

**	Denotes % change from 2010 to 2011
•	United States revenue decreased primarily due to decreases of $5.4 million in Packet-Optical Switching, $2.9 million in Software and Services, and $2.6 million in Packet-Optical Transport. These decreases were partially offset by an $8.8 million increase in Carrier Ethernet Service Delivery sales.
•	International revenue increased primarily due to a $27.1 million increase in Packet-Optical Transport revenue, an $11.6 million increase in Software and Services revenue, and an $11.2 million increase in sales of Packet-Optical Switching products. These increases were partially offset by a $2.1 million decrease in Carrier Ethernet Service Delivery sales.
     A sizable portion of our revenue continues to come from sales to a small number of service providers, particularly within our Packet-Optical Switching and Carrier-Ethernet Service Delivery businesses. As a result, our financial results are significantly affected by spending levels and the business challenges encountered by these customers. Moreover, our contracts do not have terms that obligate these customers to purchase any minimum or specific amounts of equipment or services. In recent years our concentration of revenue has been adversely affected by consolidation activity among our customers. In addition, some of our customers are pursuing efforts to outsource the management and operation of their networks, or have indicated a procurement strategy to reduce the number of vendors from which they purchase equipment, which could further affect our concentration of revenue where we participate in these efforts. For the third quarter of fiscal 2011, one customer accounted for greater than 10% of revenue, representing 17.2% of total revenue. This compares to two customers that accounted for 33.7% of total revenue in the third quarter of fiscal 2010.
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
     Gross profit as a percentage of revenue, or “gross margin,” continues to be susceptible to quarterly fluctuation due to a number of factors. Gross margin can vary significantly depending upon the mix and concentration of revenue by segment or product line, the concentration of lower margin common equipment sales within a segment or product line, geographic mix and the mix of customers and services in a given fiscal quarter. Gross margin can also be affected by our introduction of new products, charges for excess and obsolete inventory, changes in warranty costs and sales volume. We expect that gross margins will be subject to fluctuation based on our level of success in driving cost reductions, rationalizing our supply chain and consolidating third party contract manufacturers and distribution sites as part of our effort to optimize our combined operations with the MEN Business. Gross margin can also be adversely affected by the competitive environment and level of pricing pressure we encounter.

The combination of the recent period of uncertain market conditions, constraints on customer capital expenditures and increased competition has resulted in a heightened customer focus on pricing and return on network investment, as customers address network traffic growth and strive to increase revenue and profit. While competition is intense across our segments, our exposure to pricing pressure has been most severe in metro and core applications for our Packet-Optical Transport platforms, particularly in international markets. As a result, in an effort to retain or secure customers, enter new markets or capture market share, in the past we have and in the future we may agree to pricing or other unfavorable commercial terms that result in lower or negative gross margins on a particular order or group of orders. Because Packet-Optical Transport and international revenue comprise a greater percentage of our overall revenue than in prior periods, these market dynamics may adversely affect our gross margins and results of operations in certain periods.
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
     The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Quarter Ended July 31,				Increase
	2010	%*	2011	%*	(decrease)	%**
Total revenue	$389,675	100.0	$435,313	100.0	$45,638	11.7
Total cost of goods sold	245,666	63.0	250,416	57.5	4,750	1.9

Gross profit	$144,009	37.0	$184,897	42.5	$40,888	28.4

*	Denotes % of total revenue

**	Denotes % change from 2010 to 2011

	Quarter Ended July 31,				Increase
	2010	%*	2011	%*	(decrease)	%**
Product revenue	$312,378	100.0	$350,030	100.0	$37,652	12.1
Product cost of goods sold	201,559	64.5	198,217	56.6	(3,342)	(1.7)

Product gross profit	$110,819	35.5	$151,813	43.4	$40,994	37.0

*	Denotes % of product revenue

**	Denotes % change from 2010 to 2011

	Quarter Ended July 31,				Increase
	2010	%*	2011	%*	(decrease)	%**
Service revenue	$77,297	100.0	$85,283	100.0	$7,986	10.3
Service cost of goods sold	44,107	57.1	52,199	61.2	8,092	18.3

Service gross profit	$33,190	42.9	$33,084	38.8	$(106)	(0.3)

*	Denotes % of service revenue

**	Denotes % change from 2010 to 2011
•	Gross profit as a percentage of revenue increased due to higher product gross margins described below, partially offset by decreased service gross margin.
•	Gross profit on products as a percentage of product revenue would have been largely unchanged but for the adverse effect in fiscal 2010 of acquisition accounting rules, which required the revaluation of the acquired finished goods inventory of the MEN Business to fair value upon closing. This revaluation increased marketable inventory carrying value by approximately $62.3 million, of which $28.6 million and $1.9 million was recognized in cost of goods sold during the third quarter of fiscal 2010 and 2011, respectively.
•	Gross profit on services as a percentage of services revenue decreased due to a higher concentration of installation service and less favorable geographic mix.

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
     Amortization of intangible assets primarily reflects purchased technology and customer relationships from our acquisitions.
     The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Quarter Ended July 31,				Increase
	2010	%*	2011	%*	(decrease)	%**
Research and development	$100,869	25.8	$93,216	21.4	$(7,653)	(7.6)
Selling and marketing	52,127	13.4	61,895	14.2	9,768	18.7
General and administrative	32,649	8.4	28,172	6.5	(4,477)	(13.7)
Acquisition and integration costs	17,033	4.4	4,822	1.1	(12,211)	(71.7)
Amortization of intangible assets	38,727	9.9	13,673	3.1	(25,054)	(64.7)
Restructuring costs	2,157	0.6	504	0.1	(1,653)	(76.6)

Total operating expenses	$243,562	62.5	$202,282	46.4	$(41,280)	(16.9)

*	Denotes % of total revenue

**	Denotes % change from 2010 to 2011
•	Research and development expense was adversely affected by $4.1 million in foreign exchange rates, primarily due to the weakening of the U.S. dollar in relation to the Canadian dollar. The $7.7 million decrease primarily reflects decreases of $5.6 million in prototype expense, $2.3 million in professional services and fees and $1.0 million in depreciation expense. Decreases also reflect the $4.3 million benefit related to the conditional grant from the province of Ontario described above. These decreases were partially offset by increases of $4.8 million in employee compensation and related costs and $1.3 million in facilities and information systems.
•	Selling and marketing expense was adversely affected by $1.2 million in foreign exchange rates primarily due to the weakening of the U.S. dollar in relation to the Euro and the Canadian dollar. The $9.8 million increase primarily reflects increases of $6.6 million in employee compensation and related costs, $1.5 million in facilities and information systems and $1.1 million in professional services and fees.
•	General and administrative expense decreased by $3.9 million in professional services and fees and $4.5 million in facilities and information systems, partially offset by an increase of $4.7 million in employee compensation and related costs. The decreases in professional services and information systems reflect the termination, in all material respects, of transition services previously performed by an affiliate of Nortel in the second quarter of fiscal 2011.
•	Acquisition and integration costs principally consist of transaction, consulting and third party service fees related to the integration of the MEN Business into the combined operations.
•	Amortization of intangible assets decreased due to certain intangible assets from the MEN Acquisition reaching the end of their economic lives. See Note 3 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report.
•	Restructuring costs primarily reflect the headcount reductions and restructuring activities described in Note 4 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report.

Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Quarter Ended July 31,				Increase
	2010	%*	2011	%*	(decrease)	%**
Interest and other income (loss), net	$(2,668)	(0.7)	$(3,160)	(0.7)	$(492)	(18.4)
Interest expense	$5,990	1.5	$9,470	2.2	$3,480	58.1
Provision for income taxes	$1,644	0.4	$1,435	0.3	$(209)	(12.7)

*	Denotes % of total revenue

**	Denotes % change from 2010 to 2011
•	Interest and other income (loss), net reflects changes in non-cash gains or losses related to the change in fair value of the embedded redemption feature associated with our 4.0% convertible senior notes due March 15, 2015 and the effect of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency. See Notes 6 and 14 to the Condensed Consolidated Financial Statements found under Item 1 of Part I of this report for more information regarding the issuance of these convertible notes and the fair value of the redemption feature contained therein.
•	Interest expense increased due to our private placement during fiscal 2010 of $350.0 million in aggregate principal amount of 3.75% convertible senior notes on October 18, 2010. See Note 14 to the Condensed Consolidated Financial Statements found under Item 1 of Part I of this report.
•	Provision for income taxes remained relatively flat and is primarily related to foreign income tax.
Nine months ended July 31, 2010 compared to the nine months ended July 31, 2011
Revenue
     The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Nine Months Ended July 31,				Increase
	2010	%*	2011	%*	(decrease)	%**
Revenue:
Packet-Optical Transport	$423,216	51.6	$825,667	64.2	$402,451	95.1
Packet-Optical Switching	90,638	11.1	107,223	8.3	16,585	18.3
Carrier Ethernet Service Delivery	149,047	18.2	99,034	7.7	(50,013)	(33.6)
Software and Services	156,121	19.1	254,291	19.8	98,170	62.9

Consolidated revenue	$819,022	100.0	$1,286,215	100.0	$467,193	57.0

*	Denotes % of total revenue

**	Denotes % change from 2010 to 2011
•	Packet-Optical Transport revenue increased reflecting a $324.7 million increase in sales of our 6500 Packet-Optical Platform, largely driven by service provider demand for high-capacity, optical transport, including coherent 40G and 100G network infrastructures. Packet-Optical Transport revenue also benefited from sales increases of $29.5 million in CPL, $27.4 million in 5100/5200 Advanced Services Platform, $23.6 million in 6100 Multiservice Optical Platform, $7.8 million in 4200 Advanced Services Platform and $4.5 million in legacy transport products. These increases were partially offset by decreases of $17.4 million in Corestream® Agility Optical Transport System.
•	Packet-Optical Switching revenue reflects a $12.3 million increase in CoreDirector® Multiservice Optical Switches revenue and the addition of $4.2 million related to 5430 Reconfigurable Switching System.
•	Carrier Ethernet Service Delivery revenue reflects decreases of $54.2 million in sales of our 3000 and 5000 families of service delivery switches and service aggregation switches. Carrier Ethernet Service Delivery revenue benefited from $6.3 million in initial revenue from the introduction of the 5410 Service Aggregation Switch to support wireless backhaul, Ethernet business services and residential broadband applications.
•	Software and Services revenue increased reflecting a $66.9 million increase in maintenance support revenue and $30.0 million in installation, deployment and consulting services.

     Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Nine Months Ended July 31,				Increase
	2010	%*	2011	%*	(decrease)	%**
United States	$534,174	65.2	$678,674	52.8	$144,500	27.1
International	284,848	34.8	607,841	47.2	322,993	113.4

Total	$819,022	100.0	$1,286,515	100.0	$467,493	57.1

*	Denotes % of total revenue

**	Denotes % change from 2010 to 2011
•	United States revenue increased primarily due to a $162.3 million increase in sales of Packet-Optical Transport products and a $36.0 million increase in services revenue. These increases were partially offset by a $50.5 million decrease in Carrier Ethernet Service Delivery sales.
•	International revenue increased primarily due to a $240.1 million increase in Packet-Optical Transport revenue, a $60.8 million increase in services revenue, and a $19.3 million increase in sales of Packet-Optical Switching products. Increased Packet-Optical Transport and services revenue principally reflect the addition of the MEN Business.
Cost of Goods Sold and Gross Profit
     The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Nine Months Ended July 31,				Increase
	2010	%*	2011	%*	(decrease)	%**
Total revenue	$819,022	100.0	$1,286,515	100.0	$467,493	57.1
Total cost of goods sold	489,911	59.8	767,279	59.6	277,368	56.6

Gross profit	$329,111	40.2	$519,236	40.4	$190,125	57.8

*	Denotes % of total revenue

**	Denotes % change from 2010 to 2011

	Nine Months Ended July 31,				Increase
	2010	%*	2011	%*	(decrease)	%**
Product revenue	$667,852	100.0	$1,038,483	100.0	$370,631	55.5
Product cost of goods sold	396,449	59.4	615,283	59.2	218,834	55.2

Product gross profit	$271,403	40.6	$423,200	40.8	$151,797	55.9

*	Denotes % of product revenue

**	Denotes % change from 2010 to 2011

	Nine Months Ended July 31,
	2010	%*	2011	%*	Increase (decrease)	%**
Service revenue	$151,170	100.0	$248,032	100.0	$96,862	64.1
Service cost of goods sold	93,462	61.8	151,996	61.3	58,534	62.6

Service gross profit	$57,708	38.2	$96,036	38.7	$38,328	66.4

*	Denotes % of service revenue

**	Denotes % change from 2010 to 2011
•	Gross profit as a percentage of revenue increased slightly, in spite of less favorable product mix, as a result of the factors described below.

•	Gross profit on products as a percentage of product revenue would have declined due to less favorable product mix but for the adverse effect in fiscal 2010 of a number of items relating to the MEN Acquisition that increased costs of goods sold in that period. These items include $39.7 million related to the revaluation of inventory and $6.6 million in excess purchase commitment losses on Ciena’s pre-acquisition inventory relating to product rationalization decisions. Fiscal 2011 cost of goods sold included $14.3 million related to the revaluation of inventory and an $8.7 million increase in amortization of intangible assets.

•	Gross profit on services as a percentage of services revenue remained relatively flat.
Operating Expense
     The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Nine Months Ended July 31,
	2010	%*	2011	%*	Increase (decrease)	%**
Research and development	$222,044	27.1	$288,630	22.4	$66,586	30.0
Selling and marketing	131,692	16.1	180,755	14.0	49,063	37.3
General and administrative	66,915	8.2	98,966	7.7	32,051	47.9
Acquisition and integration costs	83,285	10.2	39,748	3.1	(43,537)	(52.3)
Amortization of intangible assets	61,829	7.5	56,131	4.4	(5,698)	(9.2)
Restructuring costs	3,985	0.5	5,190	0.4	1,205	30.2
Change in fair value of contingent consideration	—	0.0	(3,289)	(0.3)	(3,289)	100.0

Total operating expenses	$569,750	69.6	$666,131	51.7	$96,381	16.9

*	Denotes % of total revenue

**	Denotes % change from 2010 to 2011
•	Research and development expense was adversely affected by $10.6 million in foreign exchange rates, primarily due to the weakening of the U.S. dollar in relation to the Canadian dollar. The $66.6 million increase primarily reflects increases of $49.0 million in employee compensation and related costs, $13.2 million in facilities and information systems, $10.0 million in professional services and fees, $5.8 million in depreciation expense, partially offset by a decrease of $7.1 million in prototype expense and $4.3 million benefit related to the conditional grant from the province of Ontario described above.

•	Selling and marketing expense was adversely affected by $1.5 million in foreign exchange rates, primarily due to the weakening of the U.S. dollar in relation to the Canadian dollar. The $49.1 million increase primarily reflects increases of $31.8 million in employee compensation and related costs, $6.0 million in facilities and information systems, $4.5 million in travel-related expenditures, $3.4 million in channel marketing programs expense and trade show costs, $2.6 million in professional services and fees, and $1.4 million in depreciation expense.

•	General and administrative expense was adversely affected by $0.7 million in foreign exchange rates, primarily due to the weakening of the U.S. dollar in relation to the Canadian dollar. The $32.1 million increase primarily reflects increases of $19.9 million in employee compensation and related costs, $7.3 million in professional services and fees, and $4.7 million in facilities and information systems expense.

•	Acquisition and integration costs principally consist of transaction, consulting and third party service fees related to the integration of the MEN Business into the combined operations.

•	Amortization of intangible assets decreased due certain intangible assets from the MEN Acquisition reaching the end of their economic lives. See Note 3 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report.

•	Restructuring costs primarily reflect the headcount reductions and restructuring activities described in Note 4 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report.

•	Change in fair value of contingent consideration is related to the contingent refund right we received relating to the Carling lease entered into as part of the MEN Acquisition. See Note 3 to our Condensed Consolidated Financial Statements in Item 1 of Part I for additional information relating to Nortel’s exercise of its early termination of the Carling lease.
Other items
     The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Nine Months Ended July 31,
	2010	%*	2011	%*	Increase (decrease)	%**
Interest and other income (loss), net	$307	—	$7,334	0.6	$7,027	(2,288.9)
Interest expense	$11,931	1.5	$28,426	2.2	$16,495	138.3
Provision for income taxes	$934	0.1	$5,205	0.4	$4,271	457.3

*	Denotes % of total revenue

**	Denotes % change from 2010 to 2011
•	Interest and other income (loss), net reflects increases of $5.3 million due to the positive effect of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency. Fiscal 2010 reflects a $2.0 million charge relating to the termination of an indemnification asset upon the expiration of the statute of limitations applicable to one of the uncertain tax contingencies acquired as part of the MEN Acquisitions.

•	Interest expense increased due to our private placements during fiscal 2010 of $375.0 million in aggregate principal amount of 4.0% convertible senior notes on March 15, 2010 and $350.0 million in aggregate principal amount of 3.75% convertible senior notes on October 18, 2010. See Note 14 to the Condensed Consolidated Financial Statements found under Item 1 of Part I of this report.

•	Provision for income taxes increased primarily due to increased foreign taxes.
Segment Profit (Loss)
     The table below (in thousands, except percentage data) sets forth the changes in our segment profit (loss), including the presentation of prior periods to reflect the change in reportable segments, for the respective periods:

	Quarter Ended July 31,
	2010	2011	Increase (decrease)	%*
Segment profit (loss):
Packet-Optical Transport	$12,874	$51,827	$38,953	302.6
Packet-Optical Switching	$10,320	$12,783	$2,463	23.9
Carrier Ethernet Service Delivery	$(3,212)	$6,519	$9,731	303.0
Software and Services	$23,158	$20,552	$(2,606)	(11.3)

*	Denotes % change from 2010 to 2011
•	Packet-Optical Transport segment profit during fiscal 2010 was significantly reduced by the revaluation of the acquired finished goods inventory of the MEN Business to fair value upon closing described above. In addition, increased segment profit benefitted from higher sales volume and lower research and development costs.

•	Packet-Optical Switching segment profit increased due to higher sales volume and lower research and development costs, partially offset by lower gross margin.

•	Carrier Ethernet Service Delivery segment profit increased due to higher sales volume, increased gross margin and lower research and development costs.

•	Software and Services segment profit decreased due to lower gross margin, increased research and development costs, partially offset by increased sales volume.

	Nine Months Ended July 31,
	2010	2011	Increase (decrease)	%*
Segment profit (loss):
Packet-Optical Transport	$26,402	$127,359	$100,957	382.4
Packet-Optical Switching	$13,749	$34,147	$20,398	148.4
Carrier Ethernet Service Delivery	$31,642	$12,409	$(19,233)	(60.8)
Software and Services	$35,274	$56,691	$21,417	60.7

*	Denotes % change from 2010 to 2011
•	Packet-Optical Transport segment profit increased primarily due to higher sales volume. Also, segment profit during fiscal 2010 was significantly reduced by the revaluation of the acquired finished goods inventory of the MEN Business to fair value upon closing and the excess purchase commitment losses on Ciena’s pre-acquisition inventory relating to product rationalization decisions described above.

•	Packet-Optical Switching segment profit increased due to higher sales volume and decreased research and development costs, partially offset by lower product gross margin.

•	Carrier Ethernet Service Delivery segment profit decreased due to lower sales volume, partially offset by higher gross margin and decreased research and development costs.

•	Software and Services segment profit was significantly affected by the MEN Acquisition. Segment profit increased due to increased sales volume, partially offset by increased research and development costs.
Liquidity and Capital Resources
     At July 31, 2011, our principal sources of liquidity were cash and cash equivalents and long-term investments in marketable debt securities, representing U.S. treasuries. The following table summarizes our cash and cash equivalents and long-term investments (in thousands):

	October 31,	July 31,	Increase
	2010	2011	(decrease)
Cash and cash equivalents	$688,687	$486,332	$(202,355)
Long-term investments in marketable debt securities	—	50,227	50,227

Total cash and cash equivalents and investments in marketable debt securities	$688,687	$536,559	$(152,128)

     During the first nine months of fiscal 2011, we received $33.5 million related to the early termination of the Carling lease, of which $17.1 million reduced cash used by operations and $16.4 million reduced cash used by investing activities. See Note 3 to our Condensed Consolidated Financial Statements in Item 1 of Part I for additional information relating to the valuation of this contingent refund right at closing of the MEN Acquisition and the early termination of the Carling lease.
     The decrease in total cash and cash equivalents and investments in marketable debt securities during the first nine months of fiscal 2011, including the effect of the receipt of the early termination payment above, was primarily related to the following:
•	$132.5 million cash used from operations, consisting of $129.3 million for changes in working capital and $3.2 million in net losses (adjusted for non-cash charges). Use of cash reflects cash payments of $59.5 million of acquisition and integration-related expense and restructuring costs, of which $45.7 million was reflected in net losses (adjusted for non-cash charges) and $13.8 million was reflected in changes in working capital,

•	$41.1 million for purchases of equipment, furniture, fixtures and intellectual property; and

•	$8.7 million transferred to restricted cash related to collateral for our standby letters of credit.
     These decreases were partially offset by receipts of $13.2 million from stock issuances upon sales under our employee stock purchase plan and the exercise of stock options.
     As expected, the investment in working capital for the first nine months of fiscal 2011 reflects the increased scale of our business as the result of the MEN Acquisition. We regularly evaluate our liquidity position, debt obligations, and anticipated cash needs to fund our operating plans and may consider capital raising and other market opportunities that may be available to us. Based on past performance and current expectations, we believe that our cash, cash equivalents and investments will satisfy our working capital needs, capital expenditures, and other liquidity requirements associated with our existing operations through at least the next 12 months.
     The following sections set forth the components of our $132.5 million of cash used by operating activities during the first nine months of fiscal 2011:
     Net loss (adjusted for non-cash charges)
     The following tables set forth (in thousands) our net loss (adjusted for non-cash charges) during the period:

Nine months ended
July 31,
2011
Net loss	$(173,192)
Adjustments for non-cash charges:
Amortization of premium on marketable securities	(25)
Change in fair value of embedded redemption feature	(3,380)
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	44,765
Share-based compensation costs	27,919
Amortization of intangible assets	76,567
Provision for inventory excess and obsolescence	11,461
Provision for warranty	10,538
Other	2,170

Net losses (adjusted for non-cash charges)	$(3,177)

Working Capital
          Accounts Receivable, Net
     Cash used by accounts receivable, net of $0.9 million in allowance for doubtful accounts, during the first nine months of fiscal 2011 was $72.0 million primarily due to higher sales volume. Our days sales outstanding (DSOs) increased slightly from 86 days for the first nine months of fiscal 2010 to 87 days for the first nine months of fiscal 2011. Our DSOs increased due to an increase in international sales, which generally involve longer payment cycles. The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts, from the end of fiscal 2010 through the end of the third quarter of fiscal 2011:

	October 31,	July 31,	Increase
	2010	2011	(decrease)
Accounts receivable, net	$343,582	$414,826	$71,244

          Inventory
     Cash generated by inventory during the first nine months of fiscal 2011 was $6.3 million. Our inventory turns increased from 2.4 turns during the first nine months of fiscal 2010 to 4.2 turns during the first nine months of fiscal 2011. During the first nine months of fiscal 2011, changes in inventory reflect an $11.5 million reduction related to a non-cash provision for excess and obsolescence. The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2010 through the end of the third quarter of fiscal 2011:

	October 31,	July 31,	Increase
	2010	2011	(decrease)
Raw materials	$30,569	$41,970	$11,401
Work-in-process	6,993	12,271	5,278
Finished goods	177,994	154,161	(23,833)
Deferred cost of goods sold	76,830	66,758	(10,072)

Gross inventory	292,386	275,160	(17,226)
Provision for inventory excess and obsolescence	(30,767)	(31,333)	(566)

Inventory	$261,619	$243,827	$(17,792)

          Prepaid expense and other
     Cash used by prepaid expense and other during the first nine months of fiscal 2011 was $4.5 million. This usage was primarily related to increases in product demonstration units and non-trade receivables, partially offset by the receipt of the contingent refund receivable related to the Carling Lease termination.
          Accounts payable, accruals and other obligations
     Cash used in operations related to accounts payable, accruals and other obligations during the first nine months of fiscal 2011 was $81.4 million. Between the end of fiscal 2010 and the third quarter of fiscal 2011, the change in unpaid equipment purchases was $0.1 million. Changes in accrued liabilities reflect non-cash provisions of $10.5 million related to warranties. The following table sets forth (in thousands) changes in our accounts payable, accruals and other obligations from the end of fiscal 2010 through the end of the third quarter of fiscal 2011:

	October 31,	July 31,	Increase
	2010	2011	(decrease)
Accounts payable	$200,617	$140,806	$(59,811)
Accrued liabilities	193,994	182,563	(11,431)
Other long-term obligations	16,435	16,754	319

Accounts payable, accruals and other obligations	$411,046	$340,123	$(70,923)

          Interest Payable on Convertible Notes
     Interest on our outstanding 0.25% convertible senior notes, due May 1, 2013, is payable on May 1 and November 1 of each year. We paid $0.5 million in interest on these convertible notes during the first nine months of fiscal 2011.
     Interest on our outstanding 4.0% convertible senior notes, due March 15, 2015, is payable on March 15 and September 15 of each year. We paid $7.5 million in interest on these convertible notes during the first nine months of fiscal 2011.
     Interest on our outstanding 0.875% convertible senior notes, due June 15, 2017, is payable on June 15 and December 15 of each year. We paid $4.4 million in interest on these convertible notes during the first nine months of fiscal 2011.
     Interest on our outstanding 3.75% convertible senior notes, due October 15, 2018, is payable on April 15 and October 15 of each year. We paid $6.5 million in interest on these convertible notes during the first nine months of fiscal 2011.
     For additional information about our convertible notes, see Note 14 to the Condensed Consolidated Financial Statements under Item 1 of Part I of this report
     Deferred revenue
     Deferred revenue increased by $22.2 million during the first nine months of fiscal 2011. Product deferred revenue represents payments received in advance of shipment and payments received in advance of our ability to recognize revenue. Services deferred revenue is related to payment for service contracts that will be recognized over the contract term. The following table reflects (in thousands) the balance of deferred revenue and the change in this balance from the end of fiscal 2010 through the end of the third quarter of fiscal 2011:

	October 31,	July 31,	Increase
	2010	2011	(decrease)
Products	$31,187	$39,811	$8,624
Services	73,862	87,479	13,617

Total deferred revenue	$105,049	$127,290	$22,241

Contractual Obligations
     During the first quarter of fiscal 2011, we received notice from Nortel of the exercise of its early termination rights under the Carling lease, shortening our lease term from ten years to five years and materially reducing the operating lease commitments in the table below. The following is a summary of our future minimum payments under contractual obligations as of July 31, 2011 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Interest due on convertible notes	$185,769	$33,041	$65,541	$50,000	$37,187
Principal due at maturity on convertible notes	1,441,210	—	216,210	375,000	850,000
Operating leases (1)	106,645	30,956	49,785	19,296	6,608
Purchase obligations (2)	207,510	207,510	—	—	—

Total (3)	$1,941,134	$271,507	$331,536	$444,296	$893,795

(1)	The amount for operating leases above does not include insurance, taxes, maintenance and other costs required by the applicable operating lease. These costs are variable and are not expected to have a material impact.

(2)	Purchase obligations relate to purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of the amount reported above relates to firm, non-cancelable and unconditional obligations.

(3)	As of July 31, 2011, we also had approximately $7.7 million of other long-term obligations in our Condensed Consolidated Balance Sheet for unrecognized tax positions that are not included in this table because the timing or amount of any cash settlement with the respective tax authority cannot be reasonably estimated.
     Some of our commercial commitments, including some of the future minimum payments in operating leases set forth above and certain commitments to customers, are secured by standby letters of credit collateralized by restricted cash. Restricted cash balances are included in other current assets or other long-term assets depending upon the duration of the underlying letter of credit obligation. The following is a summary, as of July 31, 2011, of our commitments secured by standby letters of credit by expiration date (in thousands):

	Total	Less than one year	One to three years	Three to five years
Standby letters of credit	$61,073	$56,791	$3,876	$406

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
     Historically, for arrangements with multiple elements, we were typically able to establish fair value for undelivered elements and so we applied the residual method. As a result, assuming the adoption of the accounting guidance above on a prospective basis for arrangements entered into or materially modified on or after November 1, 2009, the effect on revenue recognized for the nine months ended July 31, 2010 would not have been materially different.
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
     Our total deferred revenue for products was $31.2 million and $39.8 million as of October 31, 2010 and July 31, 2011, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $73.9 million and $87.5 million as of October 31, 2010 and July 31, 2011, respectively.
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
     Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measure of estimated fair value of our share-based compensation. See Note 16 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of July 31, 2011, total unrecognized compensation expense was $67.8 million: (i) $1.8 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 0.6 year; and (ii) $66.0 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.7 years.
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
Reserve for Inventory Obsolescence
     We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. Upon recognition of the write down, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. We recorded charges for excess and obsolete inventory of $10.7 million and $11.5 million in the first nine months of fiscal 2010 and 2011, respectively. These charges were primarily related to excess inventory due to a change in forecasted sales across our product line. In an effort to limit our exposure to delivery delays and to satisfy customer needs we purchase inventory based on forecasted sales across our product lines. In addition, part of our research and development strategy is to promote the convergence of similar features and functionalities across our product lines.

Each of these practices exposes us to the risk that our customers will not order products for which we have forecasted sales, or will purchase less than we have forecasted. Historically, we have experienced write downs due to changes in strategic direction, discontinuance of a product and declines in market conditions. If actual market conditions worsen or differ from those we have assumed, if there is a sudden and significant decrease in demand for our products, or if there is a higher incidence of inventory obsolescence due to a rapid change in technology, we may be required to take additional inventory write-downs, and our gross margin could be adversely affected. Our inventory net of allowance for excess and obsolescence was $261.6 million and $243.8 million as of October 31, 2010 and July 31, 2011, respectively.
Allowance for Doubtful Accounts Receivable
     Our allowance for doubtful accounts receivable is based on management’s assessment, on a specific identification basis, of the collectibility of customer accounts. We perform ongoing credit evaluations of our customers and generally have not required collateral or other forms of security from customers. In determining the appropriate balance for our allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectibility. In doing so, we consider creditworthiness, payment history, account activity and communication with such customer. If a customer’s financial condition changes, or if actual defaults are higher than our historical experience, we may be required to take a charge for an allowance for doubtful accounts receivable which could have an adverse impact on our results of operations. Our accounts receivable net of allowance for doubtful accounts was $343.6 million and $414.8 million as of October 31, 2010 and July 31, 2011, respectively. Our allowance for doubtful accounts was $0.1 million and $0.9 million as of October 31, 2010 and July 31, 2011, respectively.
Long-lived Assets
     Our long-lived assets include: equipment, furniture and fixtures; finite-lived intangible assets; and maintenance spares. As of October 31, 2010 and July 31, 2011 these assets totaled $600.4 million and $526.1 million, net, respectively. We test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount is not recoverable from its undiscounted cash flows. Our long-lived assets are assigned to asset groups which represents the lowest level for which we identify cash flows.
Derivatives
     Our 4.0% convertible senior notes include a redemption feature that is accounted for as a separate embedded derivative. The embedded redemption feature is bifurcated from these notes using the “with-and-without” approach. As such, the total value of the embedded redemption feature is calculated as the difference between the value of these notes (the “Hybrid Instrument”) and the value of an identical instrument without the embedded redemption feature (the “Host Instrument”). Both the Host Instrument and the Hybrid Instrument are valued using a modified binomial model. The modified binomial model utilizes a risk free interest rate, an implied volatility of our stock, the recovery rates of bonds, and the implied default intensity of the 4.0% convertible senior notes. The embedded redemption feature is recorded at fair value on a recurring basis and these changes are included in interest and other income (expense), net on the Condensed Consolidated Statement of Operations. We recorded a $3.4 million non-cash gain related to the change in fair value of this embedded redemption feature in the first nine months of fiscal 2011.
Deferred Tax Valuation Allowance
     As of July 31, 2011, we have recorded a valuation allowance offsetting nearly all our net deferred tax assets of $1.4 billion. When measuring the need for a valuation allowance, we assess both positive and negative evidence regarding the realizability of these deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as our operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, our cumulative loss during this three-year period represents sufficient negative evidence regarding the need for nearly a full valuation allowance. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income or as an adjustment to paid-in capital, based on tax ordering requirements.
Uncertain Tax Positions
     We account for uncertainty in income tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.

The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. As of July 31, 2011, we had $0.9 million and $7.7 million recorded as current and long-term obligations, respectively, related to uncertain tax positions. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest. The total amount of unrecognized tax benefits as of July 31, 2011 was $8.6 million, which includes $1.6 million of interest and some minor penalties.
Warranty
     Our liability for product warranties, included in other accrued liabilities, was $54.4 million and $45.7 million as of October 31, 2010 and July 31, 2011, respectively. Our products are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties was $16.4 million and $10.5 million for the first nine months of fiscal 2010 and 2011, respectively. As a result of the substantial completion of integration activities related to the MEN Acquisition, Ciena consolidated certain support operations and processes during the first quarter of fiscal 2011, resulting in a reduction in costs to service future warranty obligations. Due to this consolidation and resulting efficiencies, Ciena expects to realize lower failure rate costs and accordingly reversed a $6.9 million non-cash loss contingency included in its warranty liability. The provision for warranty claims may fluctuate on a quarterly basis depending upon the mix of products and customers in that period. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. An increase in warranty claims or the related costs associated with satisfying these warranty obligations could increase our cost of sales and negatively affect our gross margin.
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
     Interest Rate Sensitivity. We currently hold an investment in a U.S. Government obligation that matures in January 2013. See Notes 5 and 6 to our Condensed Consolidated Financial Statements for information relating to investments and fair value. This investment is sensitive to interest rate movements and its fair value will decline as interest rates rise and increase as interest rates decline. The estimated impact on this investment of a 100 basis point (1.0%) increase in interest rates across the yield curve from rates in effect as of the balance sheet date would be a $0.8 million decline in value.
     Foreign Currency Exchange Risk. As a global concern, our business and results of operations are exposed to adverse movements in foreign currency exchange rates. Historically, our sales have primarily been denominated in U.S. dollars and the impact of foreign currency fluctuations on revenue has not been material. As a result of our increased global presence, in large part resulting from the MEN Acquisition, a larger percentage of our revenue is non-U.S. dollar denominated with Canadian Dollars and Euros being our most significant foreign currency revenue streams. As a result, if the U.S. dollar strengthens against these currencies, our revenues could be adversely affected. For our U.S. dollar denominated sales, an increase in the value of the U.S. dollar would increase the real cost to our customers of our products in markets outside the United States, which could impact our competitive position.

     With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in Canadian Dollars, British Pounds, Euros and Indian Rupees. During the first nine months of fiscal 2011, approximately 45.3% of our operating expense was non-U.S. dollar denominated. If these currencies strengthen, costs reported in U.S. dollars will increase, which would adversely affect our operating results. For the first nine months of fiscal 2011, research and development was negatively affected by approximately $10.6 million, net of hedging, due to unfavorable foreign exchange rates related to the weakening of the U.S. dollar in relation to the Canadian Dollar.
     From time to time, Ciena uses foreign currency forward contracts to reduce part of the variability in certain forecasted non-U.S. dollar denominated cash flows. Generally, these derivatives are for maturities of 12 months or less and are designated as cash flow hedges. Ciena considers several factors when evaluating hedges of its forecasted foreign currency exposures, such as significance of the exposure, offsetting economic exposures, potential costs of hedging, and the potential for hedge ineffectiveness. Ciena does not enter into derivative transactions for purposes other than hedging economic exposures. During the second and third quarters of fiscal 2011, Ciena entered into forward contracts to reduce the variability in its Canadian Dollar and Indian Rupee denominated operating expenses which principally relate to the Company’s research and development activities.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On July 29, 2011, Cheetah Omni LLC filed a complaint in the United States District Court for the Eastern District of Texas against Ciena and several other defendants, alleging, among other things, that certain of the parties’ products infringe upon multiple U.S. Patents relating to certain reconfigurable optical add-drop multiplexer (ROADM) technologies. The complaint seeks injunctive relief and damages. We believe that we have valid defenses to the lawsuit and intend to defend it vigorously.

     On May 29, 2008, Graywire, LLC filed a complaint in the United States District Court for the Northern District of Georgia against Ciena and four other defendants, alleging, among other things, that certain of the parties’ products infringe U.S. Patent 6,542,673 (the “‘673 Patent”), relating to an identifier system and components for optical assemblies. The complaint seeks injunctive relief and damages. Ciena filed an amended answer to the complaint and counterclaims against Graywire on April 17, 2009. On April 27, 2009, Ciena and certain other defendants filed an application for inter partes reexamination of the ‘673 Patent with the U.S. Patent and Trademark Office (the “PTO”). On the same date, Ciena and the other defendants filed a motion to stay the case pending reexamination of all of the patents-in-suit. On July 17, 2009, the district court granted the defendants’ motion to stay the case. On July 23, 2009, the PTO granted the defendants’ application for reexamination with respect to certain claims of the ‘673 Patent and, on December 17, 2010, the PTO confirmed the validity of some claims and rejected the validity of other claims. On February 28, 2011, Ciena and the other defendants filed an appeal with respect to certain aspects of the PTO’s determination. Separately, on March 17, 2011, the PTO granted a third party application for ex parte reexamination with respect to certain claims of the ‘673 Patent and, on September 2, 2011, the PTO issued a non-final rejection of those claims. We believe that we have valid defenses to the lawsuit and intend to defend it vigorously in the event the stay of the case is lifted.
     As a result of its June 2002 merger with ONI Systems Corp., we became a defendant in a securities class action lawsuit filed in the United States District Court for the Southern District of New York in August 2001. The complaint named ONI, certain former ONI officers, and certain underwriters of ONI’s initial public offering (IPO) as defendants, and alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements in ONI’s registration statement and by engaging in manipulative practices to artificially inflate ONI’s stock price after the IPO. The complaint also alleges that ONI and the named former officers violated the securities laws by failing to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The former ONI officers have been dismissed from the action without prejudice. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. On October 6, 2009, the Court entered an opinion granting final approval to a settlement among the plaintiffs, issuer defendants and underwriter defendants, and directing that the Clerk of the Court close these actions. All appeals of the opinion granting final approval have been either resolved or dismissed, except one. On August 25, 2011, on remand from the Second Circuit, the District Court determined that the last remaining appellant did not have standing to assert his appeal. A description of this litigation and the history of the proceedings can be found in “Item 3. Legal Proceedings” of Part I of Ciena’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 2010. No specific amount of damages has been claimed in this action. Due to the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain.
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
A small number of large communications service providers account for a significant portion of our revenue and the loss of any of these customers, or a significant reduction in their spending, would have a material adverse effect on our business and results of operations.
     A significant portion of our revenue is concentrated among a few, large global communications service providers. By way of example, AT&T accounted for approximately 21.6% of fiscal 2010 revenue. Consequently, our financial results are closely correlated with the spending of a relatively small number of service provider customers and can be significantly affected by market or industry changes that affect their businesses. These factors can include consumer and enterprise spending on communication services, macroeconomic volatility, the introduction and adoption of new communications products and services, and the capacity, speed and service delivery capability of networks required to meet end user demands. Because the terms of our frame contracts generally do not include any minimum purchase commitment and spending by these service providers can be unpredictable and sporadic, our revenue and operating results can fluctuate on a quarterly basis. Reliance upon a relatively small number of customers increases our exposure to changes in their network and purchasing strategies. Some of our customers are pursuing efforts to outsource the management and operation of their networks, or have indicated a procurement strategy to reduce the number of vendors from which they purchase equipment, which may benefit our larger competitors. Our concentration in revenue has increased in recent years, in part, as a result of consolidation among a number of our largest customers. Consolidation may increase the likelihood of temporary or indefinite reductions in customer spending or changes in network strategy that could harm our business and operating results. The loss of one or more large service provider customers, or a significant reduction in their spending, would have a material adverse effect on our business, financial condition and results of operations.
Our revenue and operating results can fluctuate unpredictably from quarter to quarter.
     Our revenue and results of operations can fluctuate unpredictably from quarter to quarter. Our budgeted expense levels depend in part on our expectations of long-term, future revenue and gross margin, and substantial reductions in expense are difficult and can take time to implement.

Uncertainty or lack of visibility into customer spending, and changes in economic or market conditions that affect customer spending, can make it difficult to forecast future revenue and corresponding expense levels. Consequently, our level of operating expense or inventory may be high relative to revenue, which could harm our profitability and cash flow. Increases in the percentage of quarterly revenue relating to orders placed in that quarter, along with significant order volume late in the quarter, could further result in variability and less predictability in our quarterly results.
     Additional factors that contribute to fluctuations in our revenue and operating results include:
•	broader macroeconomic conditions, including weakness and volatility in global markets, affecting our customers and their consumer and enterprise end users;

•	changes in capital spending by large communications service providers;

•	the timing and size of orders and our ability to recognize revenue relating to these sales;

•	the mix of revenue by product segment, geography and customer in any particular quarter;

•	the level of pricing pressure we encounter, particularly for our Packet-Optical Transport products which comprise a significant concentration of our revenue;

•	the transition of product sales to new, next-generation technology platforms across our segments; and

•	changes in material and labor costs, including our ability to optimize our resources, improve manufacturing efficiencies and achieve cost reductions in our supply chain.
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
     We face an extremely competitive market for sales of communications networking equipment, software and services. Competition is particularly intense as we and our competitors more aggressively seek to displace incumbent equipment vendors at large carrier customers and secure new customers and additional market share for new, next-generation products. In an effort to secure customer opportunities and capture market share, we have in the past, and may in the future, agree to onerous commercial terms or pricing that result in low or negative gross margins on a particular order or group of orders. We expect this level of competition to continue and potentially increase, particularly in the U.S., as larger Chinese equipment vendors seek to gain market entry and other global competitors seek to retain incumbent positions with customers in the region.
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
     Increased competition in our markets has resulted in aggressive business tactics, including:
•	significant price competition, particularly for our Packet-Optical Transport platforms;

•	early announcement of product development initiatives and new platform offerings;

•	customer financing assistance provided by other vendors or their sponsors;

•	assumption of onerous or atypical commercial terms that involve a greater degree of risk;

•	offers to repurchase our equipment from existing customers; and

•	intellectual property assertions and disputes.

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
     The market for communications networking equipment is characterized by rapidly evolving technologies and changes in market demand. We continually invest in research and development to sustain or enhance our existing products and develop or acquire new product technologies. Our current development efforts are focused upon the platform evolution of our CoreDirector Multiservice Optical Switch family to our 5430 Reconfigurable Switching System, expansion of our service delivery and aggregation switches, and extension of our 40G and 100G coherent technologies and capabilities for our Packet-Optical Transport platforms. There is often a lengthy period between commencing these development initiatives and bringing a new or improved product to market. During this time, technology preferences, customer demand and the market for our products, or those introduced by our competitors, may move in directions we had not anticipated. There is no guarantee that our new products or enhancements will achieve market acceptance or that the timing of market adoption will be as predicted. There is a significant possibility, therefore, that some of our development decisions, including significant expenditures on acquisitions, research and development costs, or investments in technologies, will not turn out as anticipated, and that our investment in some projects will be unprofitable.

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
     Global markets have experienced a recent period of significant volatility that has resulted in heightened uncertainty and cautious customer behavior. Broad macroeconomic weakness and market volatility have previously resulted in sustained periods of decreased demand for our products and services that have adversely affected our operating results. Continuation of or an increase in these challenging market conditions and macroeconomic weakness could result in:
•	reductions in customer capital spending and delay or deferral of network initiatives;

•	difficulty forecasting, budgeting and planning;

•	increased competition for fewer network projects and sales opportunities;

•	increased pricing pressure that may adversely affect revenue and gross margin;

•	higher overhead costs as a percentage of revenue;

•	tightening of credit markets to fund capital expenditures by our customers and us;

•	customer financial difficulty, including longer collection cycles and other difficulties collecting accounts receivable; and

•	increased risk of charges relating to excess and obsolete inventories and the write-off of other intangible assets.
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
     We market, sell and service our products globally and rely upon a global supply chain for sourcing of important components and manufacturing of our products. International operations are subject to inherent risks, including:
•	effects of changes in currency exchange rates;

•	more unfavorable commercial terms;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulties and costs of staffing and managing foreign operations;

•	the impact of economic conditions in countries outside the United States;

•	less protection for intellectual property rights in some countries;

•	adverse tax and customs consequences, particularly as related to transfer-pricing issues;

•	social, political and economic instability;

•	higher incidence of corruption or unethical business practices that could expose us to liability or damage our reputation;

•	trade protection measures, export compliance, domestic preference procurement requirements, qualification to transact business and additional regulatory requirements; and

•	natural disasters, epidemics and acts of war or terrorism.
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

Product performance problems and undetected errors could damage our business reputation and negatively affect our results of operations.
     The development and production of sophisticated hardware and software for communications network equipment is complicated. Some of our products can be fully tested only when deployed in communications networks or when carrying traffic with other equipment. As a result, undetected defects or errors, and product quality, interoperability, reliability and performance problems are often more acute for initial deployments of new products and product enhancements. We are in the process of launching a number of new platforms across our product segments. Unanticipated product performance problems, including any unforeseen security vulnerabilities, can relate to the design, manufacturing and installation of our products, as well as defects in components, software or manufacturing, installation or maintenance services supplied by third parties. These product performance, reliability and quality problems can negatively affect our business, including:
•	increased costs to remediate software or hardware defects or replace products;

•	payment of liquidated damages, contractual or similar penalties, or other claims for performance failures or delays;

•	increased inventory obsolescence;

•	increased warranty expense or estimates resulting from higher failure rates, additional field service obligations or other rework costs related to defects;

•	costs and claims that may not be covered by liability insurance coverage or recoverable from third parties;

•	delays in recognizing revenue or collecting accounts receivable; and

•	declining sales and order cancellations.
Product performance problems could also damage our business reputation and harm our prospects with potential customers. These consequences of product defects or quality problems, including any significant costs to remediate, could negatively affect our business and results of operations.
Network equipment sales to large communications service providers often involve lengthy sales cycles and protracted contract negotiations and may require us to assume commercial terms or conditions that negatively affect pricing, risk allocation, payment and the timing of revenue recognition.
     Our future success will depend in large part on our ability to maintain and expand our sales to large communications service providers. These sales typically involve lengthy sales cycles, extensive product testing, and demonstration laboratory or network certification, including network-specific or region-specific product certification or homologation processes. These sales also often involve protracted and sometimes difficult contract negotiations in which we may deem it necessary to agree to unfavorable contract terms or conditions that adversely affect pricing, expose us to penalties for delays or non-performance, allocate to us a disproportionate amount of risk, and extend the timing of payment and revenue recognition. We may also be requested to provide deferred payment terms, vendor or third-party financing, or offer other alternative purchase structures. These terms may negatively affect our revenue and results of operations and increase our risk and susceptibility to quarterly fluctuations in our results. Service providers may ultimately insist upon terms and conditions that we deem too onerous or not in our best interest. Moreover, our purchase agreements generally do not include minimum purchase commitments and customers often have the right to modify, delay, reduce or cancel previous orders. As a result, we may incur substantial expense and devote time and resources to potential sales opportunities that never materialize or result in lower than anticipated sales.
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
     To avoid delays and meet customer demand for shorter delivery terms, we place orders with our contract manufacturers and suppliers to manufacture components and complete assemblies based in part on forecasts of customer demand. As a result, our inventory purchases expose us to the risk that our customers either will not order the products we have forecasted, or will purchase fewer products than forecasted. Market uncertainty can limit our visibility into customer spending plans and compound the difficulty of forecasting inventory at appropriate levels. Moreover, our customer purchase agreements generally do not include any minimum purchase commitment, and customers often have the right to modify, reduce or cancel purchase quantities. As a result, we may purchase inventory in anticipation of sales that ultimately do not occur. Historically, our inventory write-offs have resulted from the circumstances above. As features and functionalities converge across our product lines, and we introduce new products with overlapping feature sets, however, we face an additional risk that customers may forego purchases of one product we have inventoried in favor of another product with similar functionality. If we are required to write off or write down a significant amount of inventory, our results of operations for the period would be materially adversely affected.
Restructuring activities could disrupt our business and affect our results of operations.
     We have previously taken steps, including reductions in force, office closures, and internal reorganizations to reduce the size and cost of our operations and to better match our resources with market opportunities. We may take similar steps in the future, particularly as we seek to realize operating synergies, optimize our operations and achieve cost reductions following the integration of the MEN Business. These changes could be disruptive to our business and may result in significant expense including accounting charges for inventory and technology-related write-offs, workforce reduction costs and charges relating to consolidation of excess facilities. Substantial expense or charges resulting from restructuring activities could adversely affect our results of operations in the period in which we take such a charge.
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
     From time to time third parties may assert claims or initiate litigation or other proceedings related to patent, copyright, trademark and other intellectual property rights to technologies and related standards that are relevant to our business. These assertions have increased over time due to our growth, the increased number of products and competitors in the communications network equipment industry and the corresponding overlaps, and the general increase in the rate of patent claims assertions both by operating entities and third party non-practicing entities (sometimes referred to as “patent trolls”), particularly in the United States and Canada. Asserted claims, litigation or other proceedings can include claims against us or our manufacturers, suppliers or customers, alleging infringement of third party proprietary rights with respect our existing or future products and technology or components of those products. Regardless of the merit of these claims, they can be time-consuming, divert the time and attention of our technical and management personnel, and result in costly litigation. These claims, if successful, can require us to:
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
     We have entered into agreements with strategic partners that permit us to distribute their products or technology. We may rely upon these relationships to add complementary products or technologies, diversify our product portfolio, or address a particular customer or geographic market. We may enter into additional original equipment manufacturer (OEM), resale or similar strategic arrangements in the future, including in support of our selection as a domain supply partner with AT&T. We may incur unanticipated costs or difficulties relating to our resale of third party products. Our third party relationships could expose us to risks associated with the business and viability of such partners, as well as delays in their development, manufacturing or delivery of products or technology. We may also be required by customers to assume warranty, indemnity, service and other commercial obligations, including potential liability to customers, greater than the commitments, if any, made to us by our technology partners. Some of our strategic partners are relatively small companies with limited financial resources. If they are unable to satisfy their obligations to us or our customers, we may have to expend our own resources to satisfy these obligations. Exposure to these risks could harm our reputation with key customers and negatively affect our business and our results of operations.
Our exposure to the credit risks of our customers and resellers may make it difficult to collect receivables and could adversely affect our revenue and operating results.
     In the course of our sales to customers, we may have difficulty collecting receivables and could be exposed to risks associated with uncollectible accounts. We may be exposed to similar risks relating to third party resellers and other sales channel partners. Lack of liquidity in the capital markets, macroeconomic weakness and market volatility may increase our exposure to credit risks. Our attempts to monitor these situations carefully and take appropriate measures to protect ourselves may not be sufficient, and it is possible that we may have to write down or write off doubtful accounts. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and, if large, could have a material adverse effect on our revenue and operating results.
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
     As a global concern, we face exposure to adverse movements in foreign currency exchange rates. Historically, our sales were primarily denominated in U.S. dollars. As a result of our increased global presence, a larger percentage of our revenue and operating expense are now non-U.S. dollar denominated and therefore subject to foreign currency fluctuation. We face exposure to currency exchange rates as a result of the growth in our non-U.S. dollar denominated operating expense in Canada, Europe, Asia and Latin America. From time to time, we may hedge against currency exposure associated with anticipated foreign currency cash flows. There can be no assurance that any hedging instruments will be effective and losses associated with these instruments and the adverse effect of foreign currency exchange rate fluctuation may negatively affect our results of operations.
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
     The successful operation of various internal business processes and information systems is critical to the efficient operation of our business. If these systems fail or are interrupted, our operations may be adversely affected and operating results could be harmed. Our business processes and information systems need to be sufficiently scalable to support the future growth of our business and may require modifications or upgrades that expose us to a number of operational risks. These changes may be costly and disruptive, and could impose substantial demands on management time. These changes may also require changes in system design, the modification of internal control procedures and significant training of employees. Any material disruption, malfunction or similar problems with our business processes or information systems, or the transition to new processes and systems, could have a negative effect on the operation of our business and our results of operations.
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
     The Federal Communications Commission, or FCC, has jurisdiction over the U.S. communications industry and similar agencies have jurisdiction over the communication industries in other countries. Many of our largest customers are subject to the rules and regulations of these agencies. Changes in regulatory requirements applicable to wireline or wireless communications and the Internet in the United States or other countries could inhibit service providers from investing in their communications network infrastructures or introducing new services. These changes could adversely affect the sale of our products and services. Changes in regulatory tariff requirements or other regulations relating to pricing or terms of carriage on communications networks could slow the development or expansion of network infrastructures and adversely affect our business, operating results, and financial condition.
Governmental regulations affecting the use, import or export of products could negatively affect our revenue.
     The United States and various foreign governments have imposed controls, license requirements and other restrictions on the usage, import or export of some of the technologies that we sell. Governmental regulation of usage, import or export of our products, technology within our products, or our failure to obtain required approvals for our products, could harm our international and domestic sales and adversely affect our revenue and costs of sales. Failure to comply with such regulations could result in enforcement actions, fines or penalties and restrictions on export privileges. In addition, costly tariffs on our equipment, restrictions on importation, trade protection measures and domestic preference requirements of certain countries could limit our access to these markets and harm our sales. For example, India’s government has recently implemented and is considering additional security regulations applicable to network equipment vendors, and has imposed significant tariffs that may inhibit sales of certain communications equipment; including equipment manufactured in China, where certain of our products are assembled. These and other regulations could adversely affect the sale or use of our products, substantially increase our cost of sales and could adversely affect our business and revenue.

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
     As of July 31, 2011, our balance sheet includes $526.1 million in long-lived assets, which includes $349.8 million of intangible assets. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These assumptions are used to forecast future, undiscounted cash flows. Given the significant uncertainty and instability of macroeconomic conditions in recent periods, forecasting future business is difficult and subject to modification. If actual market conditions differ or our forecasts change, we may be required to reassess long-lived assets and could record an impairment charge. Any impairment charge relating to long-lived assets would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results could be materially adversely affected in such period.
Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report a report containing management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Compliance with these requirements has resulted in, and is likely to continue to result in, significant costs and the commitment of time and operational resources. Changes in our business, including the integration of the MEN Business will necessitate modifications to our internal control systems, processes and information systems as we optimize the operations of the combined company. Our increased global operations and expansion into new regions could pose additional challenges to our internal control systems. We cannot be certain that our current design for internal control over financial reporting, or any additional changes to be made during fiscal 2011, will be sufficient to enable management to determine that our internal controls are effective for any period, or on an ongoing basis. If we are unable to assert that our internal controls over financial reporting are effective, our business may be harmed. Market perception of our financial condition and the trading price of our stock may be adversely affected, and customer perception of our business may suffer.
Outstanding indebtedness under our convertible notes may adversely affect our business.
     At July 31, 2011, indebtedness on our outstanding convertible notes totaled approximately $1.4 billion in aggregate principal. Our indebtedness could have important negative consequences, including:
•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing, particularly in light of unfavorable conditions in the credit markets;

•	debt service and repayment obligations that reduce the availability of cash resources for other purposes, including capital expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we compete; and

•	placing us at a possible competitive disadvantage to competitors that have better access to capital resources.
     We may also add additional indebtedness such as equipment loans, working capital lines of credit and other long-term debt.

Our stock price is volatile.
     Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. Volatility in our stock price can arise as a result of a number of the factors discussed in this “Risk Factors” section. During the first nine months of fiscal 2011, our closing stock price ranged from a high of $28.81 per share to a low of $13.55 per share. The stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, with such volatility often unrelated to the operating performance of these companies. Divergence between our actual or anticipated financial results and published expectations of analysts can cause significant swings in our stock price. Our stock price can also be affected by announcements that we, our competitors, or our customers may make, particularly announcements related to acquisitions or other significant transactions. Our common stock is included in a number of market indices and any change in the composition of these indices to exclude our company would adversely affect our stock price. These factors, as well as conditions affecting the general economy or financial markets, may materially adversely affect the market price of our common stock in the future.
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

Ciena Corporation
Date: September 8, 2011	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date: September 8, 2011	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)