Form 10-Q
period 2012-01-31
CIENA CORP
filed 2012-03-08
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2012
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 25, 2012
common stock, $.01 par value	98,659,716

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended January 31,
	2011	2012
Revenue:
Products	$352,427	$333,673
Services	80,881	83,012
Total revenue	433,308	416,685
Cost of goods sold:
Products	214,401	197,752
Services	50,401	51,177
Total cost of goods sold	264,802	248,929
Gross profit	168,506	167,756
Operating expenses:
Research and development	95,790	89,664
Selling and marketing	57,092	64,411
General and administrative	38,314	29,400
Acquisition and integration costs	24,185	264
Amortization of intangible assets	28,784	13,471
Restructuring costs	1,522	1,722
Change in fair value of contingent consideration	(3,289)	—
Total operating expenses	242,398	198,932
Loss from operations	(73,892)	(31,176)
Interest and other income (loss), net	6,265	(4,887)
Interest expense	(9,550)	(9,570)
Loss before income taxes	(77,177)	(45,633)
Provision for income taxes	1,879	2,020
Net loss	$(79,056)	$(47,653)
Basic net loss per common share	$(0.84)	$(0.49)
Diluted net loss per potential common share	$(0.84)	$(0.49)
Weighted average basic common shares outstanding	94,496	98,066
Weighted average dilutive potential common shares outstanding	94,496	98,066

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31, 2011	January 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$541,896	$550,461
Short-term investments	—	50,239
Accounts receivable, net	417,509	399,457
Inventories	230,076	248,651
Prepaid expenses and other	143,357	126,556
Total current assets	1,332,838	1,375,364
Long-term investments	50,264	—
Equipment, furniture and fixtures, net	122,558	118,105
Other intangible assets, net	331,635	312,220
Other long-term assets	114,123	112,567
Total assets	$1,951,418	$1,918,256
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$157,116	$176,747
Accrued liabilities	197,004	200,114
Deferred revenue	99,373	79,880
Total current liabilities	453,493	456,741
Long-term deferred revenue	24,425	21,284
Other long-term obligations	17,263	19,056
Convertible notes payable	1,442,364	1,442,279
Total liabilities	1,937,545	1,939,360
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 97,440,436 and 98,650,874 shares issued and outstanding	974	987
Additional paid-in capital	5,753,236	5,767,781
Accumulated other comprehensive income (loss)	31	(1,851)
Accumulated deficit	(5,740,368)	(5,788,021)
Total stockholders’ equity (deficit)	13,873	(21,104)
Total liabilities and stockholders’ equity (deficit)	$1,951,418	$1,918,256

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended January 31,
	2011	2012
Cash flows from operating activities:
Net loss	$(79,056)	$(47,653)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of premium (discount) on marketable securities	—	(13)
Change in fair value of embedded redemption feature	(7,130)	980
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	14,543	14,721
Share-based compensation costs	9,864	8,888
Amortization of intangible assets	37,137	19,415
Deferred tax provision (benefit)	183	(49)
Provision for inventory excess and obsolescence	2,645	8,224
Provision for warranty	1,093	7,706
Other	851	2,667
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(26,451)	17,078
Inventories	(8,372)	(26,799)
Prepaid expenses and other	(5,095)	14,500
Accounts payable, accruals and other obligations	(4,300)	15,850
Deferred revenue	427	(22,634)
Net cash provided by (used in) operating activities	(63,661)	12,881
Cash flows used in investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(17,265)	(7,898)
Restricted cash	(3,505)	(866)
Proceeds from sale of cost method investment	—	524
Receipt of contingent consideration related to business acquisition	16,394	—
Net cash used in investing activities	(4,376)	(8,240)
Cash flows from financing activities:
Proceeds from issuance of common stock	5,275	5,669
Net cash provided by financing activities	5,275	5,669
Effect of exchange rate changes on cash and cash equivalents	(105)	(1,745)
Net increase (decrease) in cash and cash equivalents	(62,762)	10,310
Cash and cash equivalents at beginning of period	688,687	541,896
Cash and cash equivalents at end of period	$625,820	$550,461
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,458	$2,458
Cash paid during the period for income taxes, net	$1,698	$2,823
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$3,815	$7,409
Fixed assets acquired under capital leases	$1,456	$3,078

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	INTERIM FINANCIAL STATEMENTS
The interim financial statements included herein for Ciena Corporation (“Ciena”) have been prepared by Ciena, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments that Ciena considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial position of Ciena at the date of the interim balance sheets. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The October 31, 2011 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, Ciena believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with Ciena’s audited consolidated financial statements and notes thereto included in Ciena’s annual report on Form 10-K for the fiscal year ended October 31, 2011.
Ciena has a 52 or 53 week fiscal year, which ends on the Saturday nearest to the last day of October of each year. Fiscal 2012 is a 53-week fiscal year with the additional week occurring in the fourth quarter. For purposes of financial statement presentation, each fiscal year is described as having ended on October 31, and each fiscal quarter is described as having ended on January 31, April 30 and July 31 of each fiscal year.

(2)	SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for purchase accounting, bad debts, valuation of inventories and investments, recoverability of intangible assets, other long-lived assets, income taxes, warranty obligations, restructuring liabilities, derivatives, incentive compensation, contingencies and litigation. Ciena bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results may differ materially from management’s estimates.

Cash and Cash Equivalents

Ciena considers all highly liquid investments purchased with original maturities of 3 months or less to be cash equivalents. Restricted cash collateralizing letters of credit is included in other current assets and other long-term assets depending upon the duration of the restriction.

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

Segment Reporting

Ciena's chief operating decision maker, its chief executive officer, evaluates performance and allocates resources based on multiple factors, including segment profit (loss) information for the following product categories: (i) Packet-Optical Transport; (ii) Packet-Optical Switching; (iii) Carrier-Ethernet Solutions; and (iv) Software and Services. Operating segments are defined as components of an enterprise: that engage in business activities which may earn revenue and incur expense; for which discrete financial information is available; and for which such information is evaluated regularly by the chief operating decision maker for purposes of allocating resources and assessing performance. Ciena considers the four product categories above to be its operating segments for reporting purposes. See Note 17.

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

Equipment, Furniture and Fixtures

Equipment, furniture and fixtures are recorded at cost. Depreciation and amortization are computed using the straight-line method over useful lives of 2 years to 5 years for equipment, furniture and fixtures and the shorter of useful life or lease term for leasehold improvements.

Qualifying internal use software and website development costs incurred during the application development stage that consist primarily of outside services and purchased software license costs, are capitalized and amortized straight-line over the estimated useful lives of 2 years to 5 years.

Intangible Assets

Ciena has recorded finite-lived intangible assets as a result of several acquisitions. Finite-lived intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected economic lives of the respective assets, up to 7 years, which approximates the use of intangible assets.

Maintenance Spares

Maintenance spares are recorded at cost. Spares usage cost is expensed ratably over 4 years.

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

Historically, a significant percentage of Ciena's revenue has been concentrated among sales to a small number of large communications service providers. Consolidation among Ciena's customers has increased this concentration. Consequently, Ciena's accounts receivable are concentrated among these customers. See Note 17 below.

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

Revenue for multiple element arrangements is allocated to each unit of accounting based on the relative selling price of each delivered element, with revenue recognized when the revenue recognition criteria are met for each delivered element. Ciena determines the selling price for each deliverable based upon the selling price hierarchy for multiple-deliverable arrangements. Under this hierarchy, Ciena uses vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third party evidence (“TPE”) of selling price if VSOE does not exist. If neither VSOE nor TPE of selling price exists for a deliverable, Ciena uses its best estimate of selling price (“BESP”) for that deliverable. Ciena limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.

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

Government Grants

Ciena accounts for proceeds from government grants as a reduction of operating expense when there is reasonable assurance that Ciena has complied with the conditions attached to the grant and that the grant proceeds will be received. Grant benefits are recorded to the line item in the Consolidated Statement of Operations to which the grant activity relates. See Note 18 below.

Advertising Costs

Ciena expenses all advertising costs as incurred.

Legal Costs

Ciena expenses legal costs associated with litigation defense as incurred.

Share-Based Compensation Expense

Ciena measures and recognizes compensation expense for share-based awards based on estimated fair values on the date of grant. Ciena estimates the fair value of each option-based award on the date of grant using the Black-Scholes option-pricing model. This model is affected by Ciena's stock price as well as estimates regarding a number of variables including expected stock price volatility over the expected term of the award and projected employee stock option exercise behaviors. Ciena estimates the fair value of each restricted stock unit is based on the fair value of the underlying common stock on the date of grant. In each case, Ciena only recognizes expense to its consolidated statement of operations for those options or shares that are expected ultimately to vest. Ciena recognizes the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based expense over the performance period, using graded vesting, which considers each performance period or tranche separately, based upon its determination of whether it is probable that the performance targets will be achieved. At each reporting period, Ciena reassesses the probability of achieving the performance targets and the performance period required to meet those targets. Ciena uses the straight-line method to record expense for grants with only service-based vesting. See Note 15 below.

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

In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. In addition, tax authorities periodically audit Ciena's income tax returns. These audits examine significant tax filing positions, including the timing and amounts of deductions and the allocation of income tax expenses among tax jurisdictions. Ciena is currently under audit in India for 2007 and 2008, Mexico for 2007 and the United Kingdom for 2009. Management does not expect the outcome of these audits to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. Ciena's major tax jurisdictions and the earliest open tax years are as follows: United States (2008), United Kingdom (2006), Canada (2005) and India (2007). However, limited adjustments can be made to Federal tax returns in earlier years in order to reduce net operating loss carryforwards. Ciena classifies interest and penalties related to uncertain tax positions as a component of income tax expense. All of the uncertain tax positions, if recognized, would decrease the effective income tax rate.

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

Fair Value of Financial Instruments

The carrying value of Ciena's cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximates fair market value due to the relatively short period of time to maturity. For information related to the fair value of Ciena's convertible notes, see Note 13 below.

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

From time to time, Ciena uses foreign currency forward contracts to reduce variability in certain forecasted non U.S.-dollar denominated cash flows. Generally, these derivatives have maturities of twelve months or less and are designated as cash flow hedges. At the inception of the cash flow hedge, and on an ongoing basis, Ciena assesses whether the forward contract has been effective in offsetting changes in cash flows attributable to the hedged risk during the hedging period. The effective portion of the derivative's net gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and, upon the occurrence of the forecasted transaction, is subsequently reclassified to the line item in the Consolidated Statement of Operations to which the hedged transaction relates. Any net gain or loss associated with the ineffectiveness of the hedging instrument is reported in interest and other income, net. See Note 12 below.

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

Newly Issued Accounting Standards

In June 2011, the FASB issued an accounting standards update that requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In December 2011, the portion of this guidance related to the presentation of the reclassifications of items out of accumulated other comprehensive income was deferred. The remainder of this guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Early adoption is permitted. Ciena does not expect this new guidance to have any impact on its financial condition, results of operations and cash flows.

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
Ciena has undertaken a number of restructuring activities intended to reduce expense and better align its workforce and costs with market opportunities, product development and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the three months ended January 31, 2012 (in thousands):

	Workforce reduction	Consolidation of excess facilities	Total
Balance at October 31, 2011	$160	$3,293	$3,453
Additional liability recorded	1,722	—	1,722
Cash payments	(242)	(463)	(705)
Balance at January 31, 2012	$1,640	$2,830	$4,470
Current restructuring liabilities	$1,640	$439	$2,079
Non-current restructuring liabilities	$—	$2,391	$2,391

The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the three months ended January 31, 2011 (in thousands):

	Workforce reduction	Consolidation of excess facilities	Total
Balance at October 31, 2010	$1,576	$6,392	$7,968
Additional liability recorded	1,522	—	1,522
Cash payments	(2,112)	(501)	(2,613)
Balance at January 31, 2011	$986	$5,891	$6,877
Current restructuring liabilities	$986	$1,182	$2,168
Non-current restructuring liabilities	$—	$4,709	$4,709

(4)	MARKETABLE SECURITIES

As of the dates indicated, short-term and long-term investments are comprised of the following (in thousands):

	January 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$49,946	$293	$—	$50,239
Included in short-term investments	$49,946	$293	$—	$50,239

	October 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$49,933	$331	$—	$50,264
Included in long-term investments	$49,933	$331	$—	$50,264

The following table summarizes final legal maturities of debt investments at January 31, 2012 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$49,946	$50,239
Due in 1-2 years	—	—
	$49,946	$50,239

(5)	FAIR VALUE MEASUREMENTS

As of the date indicated, the following table summarizes the fair value of assets that are recorded at fair value on a recurring basis (in thousands):

	January 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
U.S. government obligations	$50,239	$—	$—	$50,239
Foreign currency forward contracts	—	575	—	575
Embedded redemption feature	—	—	6,040	6,040
Total assets measured at fair value	$50,239	$575	$6,040	$56,854

As of the date indicated, the assets above were presented on Ciena’s Condensed Consolidated Balance Sheet as follows (in thousands):

	January 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$50,239	$—	$—	$50,239
Prepaid expenses and other	—	575	—	575
Other long-term assets	—	—	6,040	6,040
Total assets measured at fair value	$50,239	$575	$6,040	$56,854

Ciena’s Level 3 assets included in other long-term assets reflect an embedded redemption feature contained within Ciena’s 4.0% convertible senior notes. See Note 13 below. The embedded redemption feature is bifurcated from Ciena’s 4.0% convertible senior notes using the “with-and-without” approach. As such, the total value of the embedded redemption feature is calculated as the difference between the value of the 4.0% convertible senior notes (the “Hybrid Instrument”) and the value of an identical instrument without the embedded redemption feature (the “Host Instrument”). Both the Host Instrument and the Hybrid Instrument are valued using a modified binomial model. The modified binomial model utilizes a risk free interest rate, an implied volatility of Ciena’s stock, the recovery rates of bonds and the implied default intensity of the 4.0% convertible senior notes.
As of the dates indicated, the following table sets forth, in thousands, the reconciliation of changes in fair value measurements of Level 3 assets:

Level 3
Balance at October 31, 2011	$7,020
Issuances	—
Settlements	—
Changes in unrealized gain (loss)	(980)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at January 31, 2012	$6,040

(6)	ACCOUNTS RECEIVABLE
Allowance for doubtful accounts was $0.7 million and $1.6 million as of October 31, 2011 and January 31, 2012, respectively. Ciena has not historically experienced a significant amount of bad debt expense.

(7)	INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	October 31, 2011	January 31, 2012
Raw materials	$45,333	$43,486
Work-in-process	13,851	17,659
Finished goods	134,998	146,857
Deferred cost of goods sold	67,665	76,243
	261,847	284,245
Provision for excess and obsolescence	(31,771)	(35,594)
	$230,076	$248,651

Ciena writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand and market conditions. During the first three months of fiscal 2012, Ciena recorded a provision for excess and obsolescence of $8.2 million, primarily related to engineering design changes and the discontinuance of certain parts and components used in the manufacture of our Packet-Optical Transport and Packet-Optical Switching products. Deductions from the provision for excess and obsolete inventory relate to disposal activities.

(8)	PREPAID EXPENSES AND OTHER
As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	October 31, 2011	January 31, 2012
Prepaid VAT and other taxes	$44,969	$29,154
Deferred deployment expense	17,839	22,022
Product demonstration equipment, net	46,996	36,739
Prepaid expenses	14,769	12,250
Restricted cash	12,533	13,986
Other non-trade receivables	6,251	12,405
	$143,357	$126,556

Depreciation of product demonstration equipment was $2.1 million and $2.4 million for the first three months of fiscal 2011 and 2012, respectively.

(9)	EQUIPMENT, FURNITURE AND FIXTURES
As of the dates indicated, equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31, 2011	January 31, 2012
Equipment, furniture and fixtures	$396,310	$401,352
Leasehold improvements	50,380	50,252
	446,690	451,604
Accumulated depreciation and amortization	(324,132)	(333,499)
	$122,558	$118,105

Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements was $12.4 million and $12.3 million for the first three months of fiscal 2011 and 2012, respectively.

(10)	OTHER INTANGIBLE ASSETS
As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	October 31, 2011			January 31, 2012
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Developed technology	$417,833	$(234,393)	$183,440	$417,833	$(246,412)	$171,421
Patents and licenses	46,538	(45,320)	1,218	46,538	(45,382)	1,156
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	323,573	(176,596)	146,977	323,573	(183,930)	139,643
Total other intangible assets	$787,944	$(456,309)	$331,635	$787,944	$(475,724)	$312,220

The amortization of finite-lived other intangible assets was $37.1 million and $19.4 million for the first three months of fiscal 2011 and 2012, respectively. Expected future amortization of finite-lived other intangible assets for the fiscal years” indicated is as follows (in thousands):

Period ended October 31,
2012 (remaining nine months)	$55,082
2013	71,309
2014	57,151
2015	52,879
2016	52,879
Thereafter	22,920
$312,220

(11)	OTHER BALANCE SHEET DETAILS
As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	October 31, 2011	January 31, 2012
Maintenance spares inventory, net	$50,442	$51,674
Deferred debt issuance costs, net	23,481	22,148
Embedded redemption feature	7,020	6,040
Restricted cash	27,507	26,920
Other	5,673	5,785
	$114,123	$112,567

Deferred debt issuance costs are amortized using the straight line method, which approximates the effect of the effective interest rate method, through the maturity of the related debt. Amortization of debt issuance costs, which is included in interest expense, was $1.3 million and $1.3 million during the first three months of fiscal 2011 and fiscal 2012, respectively.
As of the dates indicated, accrued liabilities are comprised of the following (in thousands):

	October 31, 2011	January 31, 2012
Warranty	$47,282	$49,044
Compensation, payroll related tax and benefits	51,808	45,897
Vacation	27,808	27,575
Current restructuring liabilities	664	2,079
Interest payable	4,248	10,026
Other	65,194	65,493
	$197,004	$200,114

The following table summarizes the activity in Ciena’s accrued warranty for the fiscal periods indicated (in thousands):

				Balance at
Three months ended	Beginning			end of
January 31,	Balance	Provisions	Settlements	period
2011	$54,372	1,093	(6,900)	$48,565
2012	$47,282	7,706	(5,944)	$49,044
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
As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	October 31, 2011	January 31, 2012
Products	$42,915	$35,046
Services	80,883	66,118
	123,798	101,164
Less current portion	(99,373)	(79,880)
Long-term deferred revenue	$24,425	$21,284

(12)	FOREIGN CURRENCY FORWARD CONTRACTS
During the first quarter of fiscal 2012, Ciena entered into forward contracts to reduce the variability in its Canadian Dollar denominated expense, which principally relate to research and development activities. These derivative contracts have been designated as cash flow hedges and are immaterial for separate financial statement presentation.

(13)	CONVERTIBLE NOTES PAYABLE
The following table sets forth, in thousands, the carrying value and the estimated fair value of Ciena’s outstanding convertible notes:

	January 31, 2012
Description	Carrying Value	Fair Value
0.25% Convertible Senior Notes due May 1, 2013	$216,210	$214,318
4.0% Convertible Senior Notes due March 15, 2015 (1)	376,069	406,406
0.875% Convertible Senior Notes due June 15, 2017	500,000	411,250
3.75% Convertible Senior Notes due October 15, 2018	350,000	375,375
	$1,442,279	$1,407,349
_____________________________

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

	Quarter Ended January 31,
Numerator	2011	2012
Net loss	$(79,056)	$(47,653)

	Quarter Ended January 31,
Denominator	2011	2012
Basic weighted average shares outstanding	94,496	98,066
Dilutive weighted average shares outstanding	94,496	98,066

	Quarter Ended January 31,
EPS	2011	2012
Basic EPS	$(0.84)	$(0.49)
Diluted EPS	$(0.84)	$(0.49)

The following table summarizes the weighted average shares excluded from the calculation of the denominator for Basic and Diluted EPS due to their anti-dilutive effect for the fiscal years indicated (in thousands):

	Quarter Ended January 31,
	2011	2012
Shares underlying stock options, restricted stock units and warrants	6,447	7,098
0.25% Convertible Senior Notes due May 1, 2013	5,470	5,470
4.00% Convertible Senior Notes due March 15, 2015	18,396	18,396
0.875% Convertible Senior Notes due June 15, 2017	13,108	13,108
3.75% Convertible Senior Notes due October 15, 2018	17,355	17,355
Total excluded due to anti-dilutive effect	60,776	61,427

(15)	SHARE-BASED COMPENSATION EXPENSE
Ciena maintains two active equity compensation plans, the 2008 Omnibus Incentive Plan (“2008 Plan”) and 2003 Employee Stock Purchase Plan (“ESPP”). These plans were approved by shareholders and are described in Ciena’s annual report on Form 10-K. Ciena has previously made stock option and restricted stock unit awards under the 2008 Plan and certain legacy plans. As of January 31, 2012, there were approximately 1.5 million shares authorized and remaining available for issuance under the 2008 Plan. Ciena has also previously granted restricted stock unit awards under its 2010 Inducement Equity Award Plan (“2010 Plan”). This plan, described in Ciena’s annual report on Form 10-K, expired on March 19, 2011.
     Stock Options
Outstanding stock option awards to employees are generally subject to service-based vesting restrictions and vest incrementally over a four-year period. The following table is a summary of Ciena’s stock option activity for the period indicated (shares in thousands):

	Shares Underlying Options Outstanding	Weighted Average Exercise Price
Balance at October 31, 2011	3,690	$30.01
Granted	—	—
Exercised	(14)	4.44
Canceled	(22)	57.81
Balance at January 31, 2012	3,654	$29.95

The total intrinsic value of options exercised during the first three months of fiscal 2011 and fiscal 2012 was $1.4 million and $0.1 million, respectively. There were no stock options granted by Ciena during the first three months of fiscal 2011 and fiscal 2012.
The following table summarizes information with respect to stock options outstanding at January 31, 2012, based on Ciena’s closing stock price on the last trading day of Ciena’s first fiscal quarter of 2012 (shares and intrinsic value in thousands):

			Options Outstanding at				Vested Options at
			January 31, 2012				January 31, 2012
			Number	Weighted Average Remaining	Weighted		Number	Weighted Average Remaining	Weighted
Range of			of	Contractual	Average	Aggregate	of	Contractual	Average	Aggregate
Exercise			Underlying	Life	Exercise	Intrinsic	Underlying	Life	Exercise	Intrinsic
Price			Shares	(Years)	Price	Value	Shares	(Years)	Price	Value
$0.94	—	$16.31	363	5.87	$8.34	$2,431	278	5.40	$7.75	$2,027
$16.52	—	$17.29	401	3.43	16.69	—	394	3.38	16.68	—
$17.43	—	$24.50	554	3.32	20.49	—	548	3.28	20.49	—
$24.69	—	$28.28	419	4.72	26.97	—	418	4.72	26.98	—
$28.61	—	$31.43	284	3.58	29.78	—	279	3.54	29.77	—
$31.71	—	$32.55	523	1.08	31.72	—	521	1.06	31.72	—
$33.00	—	$37.10	349	5.27	35.17	—	347	5.26	35.18	—
$37.31	—	$47.32	508	2.68	44.72	—	508	2.68	44.72	—
$47.53	—	$167.09	251	0.33	65.60	—	251	0.33	65.60	—
$267.52	—	$267.52	2	0.65	267.52	—	2	0.65	267.52	—
$0.94	—	$267.52	3,654	3.34	$29.95	$2,431	3,546	3.22	$30.46	$2,027

     Assumptions for Option-Based Awards
Ciena recognizes the fair value of service-based options as share-based compensation expense on a straight-line basis over the requisite service period. Ciena did not grant any option-based awards during the first three months of fiscal 2011 and fiscal 2012.
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
The following table is a summary of Ciena’s restricted stock unit activity for the period indicated, with the aggregate fair value of the balance outstanding at the end of each period, based on Ciena’s closing stock price on the last trading day of the relevant period (shares and aggregate fair value in thousands):

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Fair Value
Balance at October 31, 2011	4,298	$16.28	$59,399
Granted	2,090
Vested	(629)
Canceled or forfeited	(178)
Balance at January 31, 2012	5,581	19.30	$83,879

The total fair value of restricted stock units that vested and were converted into common stock during the first three months of fiscal 2011 and fiscal 2012 was $10.8 million and $7.3 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena during the first three months of fiscal 2011 and fiscal 2012 was $19.25 and $10.69, respectively.

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

2003 Employee Stock Purchase Plan

In March 2003, Ciena stockholders approved the ESPP, which has a ten-year term expiring on January 24, 2013. The ESPP provides for up to 3.6 million shares to be issued thereunder, subject to an “evergreen” provision. On December 31 of each year, the number of shares available under the ESPP increases by up to 0.6 million shares, provided that the total number of shares available at that time shall not exceed 3.6 million. Under the ESPP, eligible employees may enroll in a six-month offer period that begins on December 21 and June 21 of each year. The purchase price under the ESPP reflects a 15% discount off of the lower of the fair market value of Ciena common stock on the day preceding the offer period or the last day of the offer period. The ESPP is considered compensatory for purposes of share-based compensation expense. During the first three months of fiscal 2012, Ciena issued 0.6 million shares under the ESPP. At January 31, 2012, 3.2 million shares remained available for issuance under the ESPP.

Share-Based Compensation Expense for Periods Reported

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended January 31,
	2011	2012
Product costs	$574	$485
Service costs	503	437
Share-based compensation expense included in cost of sales	1,077	922
Research and development	2,571	2,134
Sales and marketing	2,991	3,101
General and administrative	3,001	2,797
Acquisition and integration costs	160	6
Share-based compensation expense included in operating expense	8,723	8,038
Share-based compensation expense capitalized in inventory, net	64	(72)
Total share-based compensation	$9,864	$8,888

As of January 31, 2012, total unrecognized share-based compensation expense was $71.3 million: (i) $0.6 million related to unvested stock options and expected to be recognized over a weighted-average period of 0.7 year and (ii) $70.7 million related to unvested restricted stock units and expected to be recognized over a weighted-average period of 1.7 years.

(16)	COMPREHENSIVE LOSS
The components of comprehensive loss were as follows for the periods indicated (in thousands):

	Quarter Ended January 31,
	2011	2012
Net loss	$(79,056)	$(47,653)
Change in unrealized gain (loss) on available-for-sale securities, net of tax	183	(24)
Change in unrealized gain on foreign currency forward contracts, net of tax	—	364
Change in accumulated translation adjustments	(432)	(2,222)
Total comprehensive loss	$(79,305)	$(49,535)

(17)	SEGMENT AND ENTITY WIDE DISCLOSURES
Segment Reporting
Ciena’s segments are discussed in the following product and service groupings:

•
Packet-Optical Transport — includes optical transport solutions that increase network capacity and enable more rapid delivery of a broader mix of high-bandwidth services. These products are used by network operators to facilitate the cost effective and efficient transport of voice, video and data traffic in core, regional, metro and access networks. Ciena's Packet-Optical Transport products support the efficient delivery of a wide variety of consumer-oriented network services, as well as key managed service and enterprise applications. Ciena's principal products in this segment include the 6500 Packet-Optical Platform, 4200 Advanced Services Platform; Corestream® Agility Optical Transport System, 5100/5200 Advanced Services Platform, Common Photonic Layer (CPL), and 6100 Multiservice Optical Platform. This segment also includes sales from legacy SONET/SDH, transport and data networking products, as well as certain enterprise-oriented transport solutions that support storage and LAN extension, interconnection of data centers, and virtual private networks. This segment also includes operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Consolidated Statement of Operations.

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

•Carrier-Ethernet Solutions
— principally includes Ciena's 3000 family of service delivery switches and service aggregation switches, the 5000 series of service aggregation switches, and its Carrier Ethernet packet configuration for the 5410 Service Aggregation Switch. These products support the access and aggregation tiers of communications networks and have principally been deployed to support wireless backhaul infrastructures and business data services. Employing sophisticated Carrier Ethernet switching technology, these products deliver quality of service capabilities, virtual local area networking and switching functions, and carrier-grade operations, administration, and maintenance features. This segment also includes legacy broadband products, including the CNX-5 Broadband DSL System (CNX-5), that transitions legacy voice networks to support Internet-based (IP) telephony, video services and DSL. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Consolidated Statement of Operations.

•
Software and Services — includes the Ciena One software suite, including OneControl, the integrated network and service management software designed to automate and simplify network management, operation and service delivery. These software solutions can track individual services across multiple product suites, facilitating planned network maintenance, outage detection and identification of customers or services affected by network troubles. In addition to Ciena One, this segment includes the ON-Center® Network & Service Management Suite, and the OMEA and Preside platforms from the MEN Business. This segment also includes a broad range of consulting and support services, including installation and deployment, maintenance support, consulting, network design and training activities. Except for revenue from the software portion of this segment, which is included in product revenue, revenue from this segment is included in services revenue on the Consolidated Statement of Operations.

Reportable segment asset information is not disclosed because it is not reviewed by the chief operating decision maker for purposes of evaluating performance and allocating resources.

Segment Revenue

The table below (in thousands) sets forth Ciena’s segment revenue for the respective periods:

	Quarter Ended January 31,
	2011	2012
Revenue:
Packet-Optical Transport	$286,481	$266,284
Packet-Optical Switching	35,274	43,416
Carrier-Ethernet Solutions	27,628	21,913
Software and Services	83,925	85,072
Consolidated revenue	$433,308	$416,685

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
The table below (in thousands) sets forth Ciena’s segment profit (loss) and the reconciliation to consolidated net income (loss) during the respective periods:

	Quarter Ended January 31,
	2011	2012
Segment profit:
Packet-Optical Transport	$39,026	$47,138
Packet-Optical Switching	12,877	17,181
Carrier-Ethernet Solutions	2,393	(6,107)
Software and Services	18,420	19,880
Total segment profit	72,716	78,092
Less: non-performance operating expenses
Selling and marketing	57,092	64,411
General and administrative	38,314	29,400
Acquisition and integration costs	24,185	264
Amortization of intangible assets	28,784	13,471
Restructuring costs	1,522	1,722
Change in fair value of contingent consideration	(3,289)	—
Add: other non-performance financial items
Interest expense and other income (loss), net	(3,285)	(14,457)
Less: Provision for income taxes	1,879	2,020
Consolidated net loss	$(79,056)	$(47,653)

Entity Wide Reporting
The following table reflects Ciena’s geographic distribution of revenue based on the location of the purchaser, with any country accounting for a significant percentage of total revenue in the period specifically identified. Revenue attributable to geographic regions outside of the United States and Canada is reflected as “Other International” revenue. For the periods below, Ciena’s geographic distribution of revenue was as follows (in thousands):

	Quarter Ended January 31,
	2011	2012
United States	$220,349	$233,078
Canada	44,485	42,652
Other International	168,474	140,955
Total	$433,308	$416,685

The following table reflects Ciena's geographic distribution of equipment, furniture and fixtures, with any country accounting for a significant percentage of total equipment, furniture and fixtures specifically identified. Equipment, furniture and fixtures attributable to geographic regions outside of the United States and Canada are reflected as “Other International.” For the periods below, Ciena's geographic distribution of equipment, furniture and fixtures was as follows (in thousands).

	October 31, 2011	January 31, 2012
United States	$60,848	$56,628
Canada	47,424	49,403
Other International	14,286	12,074
Total	$122,558	$118,105

For the periods below, customers accounting for at least 10% of Ciena’s revenue were as follows (in thousands):

	Quarter Ended January 31,
	2011	2012
Company A	$60,837	$80,586
Company B	47,822	n/a
Total	$108,659	$80,586
______________________________
n/a Denotes revenue representing less than 10% of total revenue for the period

(18)	COMMITMENTS AND CONTINGENCIES
Ontario Grant
Ciena was awarded a conditional grant from the Province of Ontario in June 2011. Under this strategic jobs investment fund grant, Ciena can receive up to an aggregate of C$25.0 million in funding for eligible costs relating to certain next-generation, coherent optical transport development initiatives over the period from November 1, 2010 to October 31, 2015. Ciena anticipates receiving disbursements, approximating C$5.0 million per fiscal year over the period above. Amounts received under the grant are subject to recoupment in the event that Ciena fails to achieve certain minimum investment, employment and project milestones. As of January 31, 2012, Ciena has recorded a C$7.0 million benefit to date as a reduction in research and development expenses because it believes it has complied with the conditions entitling it to this disbursement, of which C$5.0 million has been received.

Foreign Tax Contingencies

Ciena has received assessment notices from the Mexican tax authorities asserting deficiencies in payments between 2001 and 2005 related primarily to income taxes and import taxes and duties. Ciena has filed judicial petitions appealing these assessments. As of October 31, 2011 and January 31, 2012, Ciena had accrued liabilities of $1.4 million and $1.6 million related to these contingencies, which are reported as a component of other current accrued liabilities. As of January 31, 2012, Ciena estimates that it could be exposed to possible losses of up to $5.8 million, for which it has not accrued liabilities. Ciena has not accrued the additional income tax liabilities because it does not believe that such losses are probable. Ciena has not accrued the additional import taxes and duties because it does not believe the incurrence of such losses are probable. Ciena continues to evaluate the likelihood of probable and reasonably possible losses, if any, related to these assessments. As a result, future increases or decreases to accrued liabilities may be necessary and will be recorded in the period when such amounts are estimable and more likely than not (for income taxes) or probable (for non-income taxes).

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

On May 29, 2008, Graywire, LLC filed a complaint in the United States District Court for the Northern District of Georgia against Ciena and four other defendants, alleging, among other things, that certain of the parties' products infringe U.S. Patent 6,542,673 (the “'673 Patent”), relating to an identifier system and components for optical assemblies. The complaint seeks injunctive relief and damages. Ciena filed an answer to the complaint and counterclaims against Graywire on April 17, 2009. On April 27, 2009, Ciena and certain other defendants filed an application for inter partes reexamination of the '673 Patent with the U.S. Patent and Trademark Office (the “PTO”). On the same date, Ciena and the other defendants filed a motion to stay the case pending reexamination of all of the patents-in-suit. On July 17, 2009, the district court granted the defendants' motion to stay the case. On July 23, 2009, the PTO granted the defendants' application for reexamination with respect to certain claims of the '673 Patent and, on December 17, 2010, the PTO confirmed the validity of some claims and rejected the validity of other claims. On February 28, 2011, Ciena and the other defendants filed an appeal with respect to certain aspects of the PTO's determination. Separately, on March 17, 2011, the PTO granted a third party application for ex parte reexamination with respect to certain claims of the '673 Patent and, on September 2, 2011, the PTO issued a non-final rejection of the validity of those claims. On December 14, 2011, the PTO issued a Notice of Intent to Issue a Reexamination Certificate in the ex parte reexamination. Ciena believes that it has valid defenses to the lawsuit and intends to defend it vigorously in the event the stay of the case is lifted.

As a result of its June 2002 acquisition of ONI Systems Corp., Ciena became a defendant in a securities class action lawsuit filed in the United States District Court for the Southern District of New York in August 2001. The cause of action and history of the proceedings are more fully described in Ciena's Annual Report on Form 10-K for fiscal 2011 filed with the SEC on December 22, 2011. On January 9, 2012, the final appellant in this securities class action lawsuit withdrew and dismissed his appeal with prejudice in accordance with the terms of the settlement agreement. Ciena was not required to pay any amount toward the settlement or to make any other payments to plaintiffs in connection with the resolution of this matter.

     In addition to the matters described above, Ciena is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. Ciena does not expect that the ultimate costs to resolve these matters will have a material effect on its results of operations, financial position or cash flows.
Operating Lease Commitments
Ciena entered into a lease agreement dated November 3, 2011, with W2007 RDG Realty, L.L.C. relating to office space for its new corporate headquarters in Hanover, Maryland, consisting of an agreed-upon rentable area of approximately 154,100 square feet. The future minimal rental commitments to be paid over the 15-year lease term are approximately $64.9 million.

(19)	SUBSEQUENT EVENT

On February 13, 2012, Ciena Canada, Inc., a subsidiary of Ciena Corporation, and Public Works and Government Services Canada (PWGSC), entered into an amendment (the “Amendment”) to the agreement dated March 19, 2010 relating to Ciena's lease of the “Lab 10” building on the former Nortel Carling Campus (the “Lab 10 Lease”) in Ottawa, Canada. The Amendment extends the term of the Lab 10 Lease from March 19, 2015 to March 18, 2016, with the resulting aggregate annual payment by Ciena for this additional year to be approximately C$8.8 million, consisting of both base rent and additional operating expense obligations under the Lab 10 Lease. In connection with the Amendment, by separate agreement, Ciena and PWGSC agreed to shorten the term of the lease of Ciena's “Lab 2” facility on the Carling Campus from March 18, 2015 to December 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Some of the statements contained, or incorporated by reference, in this quarterly report discuss future events or expectations, contain projections of results of operations or financial condition, changes in the markets for our products and services, or state other “forward-looking” information. Ciena’s “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. You should be aware that these statements only reflect our current predictions and beliefs. These statements are subject to known and unknown risks, uncertainties and other factors, and actual events or results may differ materially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed throughout this report, particularly in Item 1A “Risk Factors” of Part II of this report below. You should review these risk factors and the rest of this quarterly report in combination with the more detailed description of our business and management’s discussion and analysis of financial condition in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on December 22, 2011, for a more complete understanding of the risks associated with an investment in Ciena’s securities. Ciena undertakes no obligation to revise or update any forward-looking statements.

Overview

We are a provider of equipment, software and service solutions that support the transport, switching, aggregation and management of voice, video and data traffic on communications networks. Our Packet-Optical Transport, Packet-Optical Switching and Carrier-Ethernet Solutions products are deployed and used, individually or as part of an integrated solution, in communications networks operated by service providers, cable operators, governments, enterprises and other network operators around the globe.

We are a network specialist focused on the modernization and transition of disparate, legacy network infrastructures to converged, next-generation architectures, optimized to handle a broader mix of high-bandwidth communications services. Our product portfolio consists of our Packet-Optical Transport, Packet-Optical Switching and Carrier-Ethernet Solutions products that enable network operators to scale capacity and increase transmission speeds, transport and efficiently allocate network traffic, and deliver services to business and consumer end users. Our network solutions also include our Ciena One software suite for unified network management and network planning and design, as well as a broad offering of advanced network consulting, design, implementation and support services.

Our customers face a challenging and rapidly changing environment that requires their networks to be robust enough to address increasing capacity needs and flexible enough to quickly adapt to emerging applications and evolving consumer and business use of communications services. Our comprehensive, solutions-oriented approach, comprised of hardware, software and advanced service offerings, seek to enable software-defined, automated, next-generation networks that better address the business challenges, infrastructure requirements and service delivery needs of our customers. By improving network productivity and automation, reducing network costs and enabling rapid deployment of differentiated service offerings, our communications networking solutions create business and operational value for our customers.

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

Global Market Conditions and Competitive Landscape

The sustained period of macroeconomic weakness and volatility in the global economy and in capital markets has resulted in heightened uncertainty and cautious customer behavior in our industry and markets. These dynamics have caused increased customer scrutiny with respect to network investment, which has resulted in protracted sales cycles, lengthier network deployments, revenue recognition delays and extended collection cycles, particularly for international and solutions-oriented network projects. Broad macroeconomic weakness has previously resulted in periods of decreased demand for our products and services that have adversely affected our results of operations. We remain uncertain as to how long current macroeconomic and industry conditions will persist, the pace of any recovery, and the magnitude of the effect of these conditions on the growth of our markets and business, as well as our results of operations.

We continue to encounter a highly competitive marketplace for sales of our networking solutions offering, particularly within our Packet-Optical Transport segment. Competition has intensified as we and our competitors have introduced new, high-capacity, high-speed network solutions and have more aggressively sought to capture market share and displace incumbent vendors at larger customers. We have also encountered increased competition as we have expanded our business in new geographies, markets, customer segments and applications for our communications networking products. In this competitive environment, securing new opportunities, particularly in international markets, often requires that we agree to less favorable commercial terms or pricing, commercial or deployment arrangements that can elongate the revenue recognition cycle, financial commitments requiring collateralized performance bonds or similar instruments that place cash resources at risk, and other contractual commitments that place a disproportionate allocation of risk upon the vendor. These terms can adversely affect our result of operations and contribute to fluctuations in our results. We expect the level of competition, particularly in North America, to continue and potentially increase, as Chinese equipment vendors seek to gain entry into the U.S. market, and other multinational competitors seek to retain incumbent positions with large customers in the region.

Potential Supply Chain Disruption

In the fall of 2011, several regions of Thailand experienced severe flooding, causing significant damage to infrastructure and factories. This flooding affected the operations of certain component providers in our supply chain, or, in turn, their suppliers of components based in Thailand. In recent months, we have seen meaningful recovery, with the resumption of operations of certain suppliers and restoration of key transportation infrastructure. While we continue to work with our suppliers to monitor their operating and supply capabilities, we may encounter shortages, extended lead times, or additional costs over the next several fiscal quarters as the recovery continues.
Market Opportunity and Strategy

Despite recent macroeconomic and competitive dynamics, we believe that a number of important underlying drivers represent significant long-term opportunities and growing demand for converged optical Ethernet networking solutions in our target markets. We believe that market trends, including the proliferation of smartphones, tablets and similar devices running mobile web applications, the prevalence of video applications, and the shift of enterprise and consumer applications to cloud-

based or virtualized network environments are emblematic of increased use and dependence by consumers and enterprises upon a growing variety of broadband applications and services. We expect that these services will continue to add significant multiservice network traffic, requiring our customers to invest in next-generation, high-capacity network infrastructures that are more efficient, robust and dynamic.

Our corporate strategy to capitalize on these market dynamics, promote operational efficiency and drive profitable growth of our business includes the following initiatives:

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

Promote our network approach and vision. The services and applications running on communications networks require that more of the traffic on these networks be packet-oriented. The traditional approach to this problem has been to add IP routing capability at various points in the network. As capacity needs grow, this approach becomes unnecessarily complex and costly. We reduce the cost and complexity of growing these networks by bringing together the reliability and capacity of optical networking with the flexibility and economics of Ethernet, unified by our integrated network management software -- something we call “converged optical Ethernet.” Converged optical Ethernet creates a network that is resilient, reconfigurable and automated. We believe that these attributes are essential to supporting next-generation services and applications at the performance level required by end users. We intend to promote the scalability, flexibility and cost effectiveness advantages of our implementation of next-generation network architectures and see opportunities in providing a portfolio of carrier-class solutions that facilitate the transition to converged optical Ethernet networks.

Business optimization to yield operating leverage. We seek to improve the operational efficiencies in our business, and thereby gain additional operating leverage. We are focused on the transformation and redesign of certain business processes, systems, and resources. These initiatives include additional investments, re-engineering and automation of certain key business processes, including the engagement of strategic partners or resources to assist with select business functions. In addition, we are focused on optimizing our supply chain structure in order to reduce our costs and overhead. These initiatives include the rationalization and consolidation of third party manufacturers, distribution facilities and logistics providers, direct order fulfillment of additional products, and the consideration of select vertical integration within our supply chain. We seek to leverage these opportunities to promote the profitable growth of our business.

Financial Results

Revenue for the first quarter of fiscal 2012 was $416.7 million, representing a sequential decrease of 8.5% from $455.5 million in the fourth quarter of fiscal 2011. Revenue was adversely affected by longer customer deployment and revenue recognition cycles, particularly for solutions-oriented sales to new customers in international markets, as well as the impact of annual seasonality of our business due to the timing of our first fiscal quarter. Revenue-related details reflecting sequential changes from the fourth quarter of fiscal 2011 include:

•
Product revenue for the first quarter of fiscal 2012 decreased by $34.4 million, primarily reflecting decreases of $29.8 million in Packet-Optical Transport and $6.9 million in Carrier-Ethernet Solutions.

•	Service revenue for the first quarter of fiscal 2012 decreased by $4.4 million.

•	Revenue from the United States for the first quarter of fiscal 2012 was $233.1 million, a decrease from $252.2 million in the fourth quarter of fiscal 2011.

•	International revenue for the first quarter of fiscal 2012 was $183.6 million, a decrease from $203.3 million in the fourth quarter of fiscal 2011.

•	As a percentage of revenue, international revenue was 44.1% during the first quarter of fiscal 2012, a decrease from 44.6% during the fourth quarter of fiscal 2011.

•
For the first quarter of fiscal 2012, one customer accounted for greater than 10% of revenue and represented 19.3% of total revenue. This compares to one customer that accounted for greater than 10% of revenue and represented 14.9% of total revenue in the fourth quarter of fiscal 2011.

Gross margin for the first quarter of fiscal 2012 was 40.3%, a decrease from 41.7% in the fourth quarter of fiscal 2011. Gross margin for the first quarter of fiscal 2012 was affected by continued competitive pressures associated with our strategy to gain new customers, enter new markets and capture additional market share, particularly for 40G and 100G coherent optical transport solutions within our 6500 Packet-Optical Platform.

Operating expense was $198.9 million for the first quarter of fiscal 2012, a decrease from $206.2 million in the fourth quarter of fiscal 2011. First quarter 2012 operating expense primarily reflects a $6.8 million decrease in selling and marketing expense due to decreased variable compensation and decreases of $2.1 million in acquisition and integration costs.

Our loss from operations for the first quarter of fiscal 2012 was $31.2 million, compared to a $16.3 million loss from operations during the fourth quarter of fiscal 2011. Our net loss for the first quarter of fiscal 2012 was $47.7 million, or $0.49 per share. This compares to a net loss of $22.3 million or $0.23 per share, for the fourth quarter of fiscal 2011.

We generated $12.9 million in cash from operations during the first quarter of fiscal 2012, consisting of $14.9 million in cash provided by net losses adjusted for non-cash charges and $2.0 million used in working capital. This compares with cash generated of $42.0 million in cash from operations during the fourth quarter of fiscal 2011, consisting of $32.9 million in cash provided by net losses adjusted for non-cash charges and $9.1 million provided by working capital.

As of January 31, 2012, we had $550.5 million in cash and cash equivalents and $50.2 million of short-term investments in U.S. treasury securities. This compares to $625.8 million in cash and cash equivalents at January 31, 2011 and $541.9 million in cash and cash equivalents and $50.3 million of long-term investments in U.S. treasury securities at October 31, 2011.
As of January 31, 2012 headcount was 4,386, an increase from 4,339 and 4,254 at October 31, 2011 and January 31, 2011, respectively.

Consolidated Results of Operations
Our internal organizational structure and the management of our business and results of operations are presented based upon the following operating segments:

•
Packet-Optical Transport — includes optical transport solutions that increase network capacity and enable more rapid delivery of a broader mix of high-bandwidth services. These products are used by network operators to facilitate the cost effective and efficient transport of voice, video and data traffic in core, regional, metro and access networks. Ciena's Packet-Optical Transport products support the efficient delivery of a wide variety of consumer-oriented network services, as well as key managed service and enterprise applications. Ciena's principal products in this segment include the 6500 Packet-Optical Platform, 4200 Advanced Services Platform; Corestream® Agility Optical Transport System, 5100/5200 Advanced Services Platform, Common Photonic Layer (CPL), and 6100 Multiservice Optical Platform. This segment also includes sales from legacy SONET/SDH, transport and data networking products, as well as certain enterprise-oriented transport solutions that support storage and LAN extension, interconnection of data centers, and virtual private networks. This segment also includes operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Consolidated Statement of Operations.

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

•Carrier-Ethernet Solutions
— principally includes Ciena's 3000 family of service delivery switches and service aggregation switches, the 5000 series of service aggregation switches, and its Carrier Ethernet packet configuration for the 5410 Service Aggregation Switch. These products support the access and aggregation tiers of communications networks and have principally been deployed to support wireless backhaul infrastructures and business data services. Employing sophisticated Carrier Ethernet switching technology, these products deliver quality of service capabilities, virtual local area networking and switching functions, and carrier-grade operations, administration, and maintenance features. This segment also includes legacy broadband products, including the CNX-5 Broadband DSL System (CNX-5), that transitions legacy voice networks to support Internet-based (IP) telephony, video services and DSL. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Consolidated Statement of Operations.

•
Software and Services — includes the Ciena One software suite, including OneControl, the integrated network and service management software designed to automate and simplify network management, operation and service delivery. These software solutions can track individual services across multiple product suites, facilitating planned network maintenance, outage detection and identification of customers or services affected by network troubles. In addition to Ciena One, this segment includes the ON-Center® Network & Service Management Suite, and the OMEA and Preside platforms from the MEN Business. This segment also includes a broad range of consulting and support services, including installation and deployment, maintenance support, consulting, network design and training activities. Except for revenue from the software portion of this segment, which is included in product revenue, revenue from this segment is included in services revenue on the Consolidated Statement of Operations.

Quarter ended January 31, 2011 compared to the quarter ended January 31, 2012
Revenue
The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Quarter Ended January 31,				Increase
	2011	%*	2012	%*	(decrease)	%**
Revenue:
Packet-Optical Transport	$286,481	66.1	$266,284	63.9	$(20,197)	(7.1)
Packet-Optical Switching	35,274	8.1	43,416	10.4	8,142	23.1
Carrier-Ethernet Solutions	27,628	6.4	21,913	5.3	(5,715)	(20.7)
Software and Services	83,925	19.4	85,072	20.4	1,147	1.4
Consolidated revenue	$433,308	100.0	$416,685	100.0	$(16,623)	(3.8)
_____________________________
*    Denotes % of total revenue
**    Denotes % change from 2011 to 2012

•
Packet-Optical Transport revenue decreased reflecting sales decreases of $11.2 million of our 5100/5200 Advanced Services Platform, $10.5 million in legacy transport products, $5.9 million in 4200 Advanced Services Platform, and $5.2 million in 6100 Multiservice Optical Platform. These decreases were partially offset by increases of $9.6 million in 6500 Packet-Optical Platform, largely driven by service provider demand for high-capacity, optical transport, including coherent 40G and 100G network infrastructures, and $3.3 million in Corestream® Agility Optical Transport System.

•
Packet-Optical Switching revenue increased reflecting a $3.9 million increase in sales of our 5430 Reconfigurable Switching System and a $3.2 million increase in sales of our CoreDirector® Multiservice Optical Switches. Packet-Optical Switching revenue has historically reflected sales of our CoreDirector platform, which has a concentrated customer base. Our Packet-Optical Switching segment is in the midst of a platform transition to our next-generation 5430 Reconfigurable Switching System. As a result of these factors, revenue for this segment can fluctuate considerably depending upon individual customer purchasing decisions and the level of initial deployments with customers.

•
Carrier-Ethernet Solutions revenue decreased reflecting a $5.5 million decrease in sales of our 5410 Service Aggregation Switch to support wireless backhaul, Ethernet business services and residential broadband applications. Revenue for this segment remains subject to fluctuation due to customer concentration and the timing of customer purchasing and deployment cycles. We expect segment results to be dependent upon further adoption of these products to support business Ethernet service applications and the level of customer adoption of our high-capacity, Carrier Ethernet configuration for our 5410 Service Aggregation Switch to support wireless backhaul, Ethernet business services and residential broadband applications.

•
Software and Services revenue increased primarily due to increases of $3.3 million in maintenance support revenue, partially offset by decreases of $1.2 million in installation, deployment and consulting services.

Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Quarter Ended January 31,				Increase
	2011	%*	2012	%*	(decrease)	%**
United States	$220,349	50.9	$233,078	55.9	$12,729	5.8
International	212,959	49.1	183,607	44.1	(29,352)	(13.8)
Total	$433,308	100.0	$416,685	100.0	$(16,623)	(3.8)
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2011 to 2012

•
United States revenue increased primarily due to an $8.9 million increase in Packet-Optical Switching products, a $6.6 million increase in sales of Packet-Optical Transport products and a $3.1 million increase in Software and Services revenue. These increases were partially offset by a $5.9 million decrease in Carrier Ethernet Solutions sales.

•	International revenue decreased primarily due to a $26.8 million decrease in Packet-Optical Transport revenue and a

$1.9 million decrease in Software and Services revenue.

A sizable portion of our revenue continues to come from sales to a small number of service providers, particularly within our Packet-Optical Switching and Carrier-Ethernet Solutions businesses. As a result, our financial results are significantly affected by spending levels and the business opportunities and challenges encountered by our largest service provider customers. Moreover, our contracts do not have terms that obligate these customers to purchase any minimum or specific amounts of equipment or services. Our concentration of revenue has been adversely affected in prior periods by consolidation activity among our customers. In addition, some of our customers are pursuing efforts to outsource the management and operation of their networks, or have indicated a procurement strategy to reduce the number of vendors from which they purchase equipment, which could further affect our concentration of revenue where we participate in these efforts. For the first quarter of fiscal 2012, one customer accounted for greater than 10% of revenue and represented 19.3% of total revenue. This compares to two customers that accounted for 25.1% of total revenue in the first quarter of fiscal 2011.

Cost of Goods Sold and Gross Profit

Product cost of goods sold consists primarily of amounts paid to third-party contract manufacturers, component costs, employee-related costs (including share-based compensation expense) and overhead, shipping and logistics costs associated with manufacturing-related operations, warranty and other contractual obligations, royalties, license fees, amortization of intangible assets, cost of excess and obsolete inventory and, when applicable, estimated losses on committed customer contracts.

Services cost of goods sold consists primarily of direct and third-party costs, including employee-related costs (including share-based compensation expense), associated with our provision of services including installation, deployment, maintenance support, consulting and training activities, and, when applicable, estimated losses on committed customer contracts.

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
The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Quarter Ended January 31,				Increase
	2011	%*	2012	%*	(decrease)	%**
Total revenue	$433,308	100.0	$416,685	100.0	$(16,623)	(3.8)
Total cost of goods sold	264,802	61.1	248,929	59.7	(15,873)	(6.0)
Gross profit	$168,506	38.9	$167,756	40.3	$(750)	(0.4)
_____________________________________
*    Denotes % of total revenue

**    Denotes % change from 2011 to 2012

	Quarter Ended January 31,				Increase
	2011	%*	2012	%*	(decrease)	%**
Product revenue	$352,427	100.0	$333,673	100.0	$(18,754)	(5.3)
Product cost of goods sold	214,401	60.8	197,752	59.3	(16,649)	(7.8)
Product gross profit	$138,026	39.2	$135,921	40.7	$(2,105)	(1.5)
_____________________________________
*    Denotes % of product revenue
**    Denotes % change from 2011 to 2012

	Quarter Ended January 31,				Increase
	2011	%*	2012	%*	(decrease)	%**
Service revenue	$80,881	100.0	$83,012	100.0	$2,131	2.6
Service cost of goods sold	50,401	62.3	51,177	61.7	776	1.5
Service gross profit	$30,480	37.7	$31,835	38.3	$1,355	4.4
_____________________________________
*    Denotes % of services revenue
**    Denotes % change from 2011 to 2012

•	Gross profit as a percentage of revenue increased as a result of the factors described below.

•
Gross profit on products as a percentage of product revenue increased due to higher margin on Packet-Optical Transport products, partially offset by increased provisions for inventory excess and obsolescence. Gross profit for the first quarter of fiscal 2011 benefited from a $6.9 million reduction in warranty provision due to our consolidation of certain support operations and processes that resulted in lower costs to service future warranty obligations. The reduction was partially offset by a $5.7 million increase in costs of goods sold due to the required revaluation of acquired finished goods inventory of the MEN Business to fair value.

•	Gross profit on services as a percentage of services revenue increased due to improved operational efficiencies.
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

Amortization of intangible assets primarily reflects purchased technology and customer relationships from our acquisitions.
The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Quarter Ended January 31,				Increase
	2011	%*	2012	%*	(decrease)	%**
Research and development	$95,790	22.1	$89,664	21.5	$(6,126)	(6.4)
Selling and marketing	57,092	13.2	64,411	15.5	7,319	12.8
General and administrative	38,314	8.8	29,400	7.1	(8,914)	(23.3)
Acquisition and integration costs	24,185	5.6	264	0.1	(23,921)	(98.9)
Amortization of intangible assets	28,784	6.6	13,471	3.2	(15,313)	(53.2)
Restructuring costs	1,522	0.4	1,722	0.4	200	13.1
Change in fair value of contingent consideration	(3,289)	(0.8)	—	0.0	3,289	(100.0)
Total operating expenses	$242,398	55.9	$198,932	47.8	$(43,466)	(17.9)
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2011 to 2012

•
Research and development expense benefited from $1.3 million as a result of foreign exchange rates, primarily due to the strengthening of the U.S. dollar in relation to the Canadian dollar and the Indian Rupee. The $6.1 million decrease primarily reflects decreases of $2.6 million in prototype expense, and $1.3 million in employee compensation and related costs, as well as a benefit of $1.5 million related to a conditional grant from the Province of Ontario. Under this strategic jobs investment fund grant, we can receive up to an aggregate of C$25.0 million in funding for eligible costs relating to certain next-generation, coherent optical transport development initiatives over the period from fiscal 2011 to fiscal 2015. We anticipate receiving future disbursements, approximating C$5.0 million per fiscal year over the period above. Amounts received under the grant are subject to recoupment in the event that we fail to achieve certain minimum investment, employment and project milestones.

•
Selling and marketing expense benefited from $0.4 million due to foreign exchange rates, primarily due to the strengthening of the U.S. dollar in relation to the Euro and the Canadian dollar. The $7.3 million increase primarily reflects increases in employee compensation and related costs due to increased headcount and variable compensation.

•
General and administrative expense decreased by $5.8 million in facilities and information systems expense and $5.5 million in professional services. These decreases were partially offset by an increase of $1.9 million in employee compensation and related costs.

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

•
Restructuring costs primarily reflect certain severance and related expense associated with headcount reductions and restructuring activities to align our workforce and resources with market opportunities.

•
Change in fair value of contingent consideration relates to the contingent refund right we received as part of the MEN Acquisition associated with the early termination of the Carling lease.  During the first quarter of fiscal 2011, Ciena received both notice of early termination from Nortel shortening the Carling lease to five years and the corresponding $33.5 million early termination payment.

Other items
The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Quarter Ended January 31,				Increase
	2011	%*	2012	%*	(decrease)	%**
Interest and other income (loss), net	$6,265	1.4	$(4,887)	(1.2)	$(11,152)	(178.0)
Interest expense	$9,550	2.2	$9,570	2.3	$20	0.2
Provision for income taxes	$1,879	0.4	$2,020	0.5	$141	7.5
_____________________________________
*    Denotes % of total revenue

**    Denotes % change from 2011 to 2012

•
Interest and other income (loss), net decreased due to decreases of $8.1 million in non-cash gains related to the change in fair value of the embedded redemption feature associated with our 4.0% convertible senior notes due March 15, 2015 and $2.7 million related to the effect of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency.

•	Interest expense remained relatively unchanged.

•	Provision for income taxes increased primarily due to increased foreign taxes.

Segment Profit (Loss)

The table below (in thousands, except percentage data) sets forth the changes in our segment profit (loss) for the respective periods:

	Quarter Ended January 31,
	2011	2012	Increase (decrease)	%*
Segment profit (loss):
Packet-Optical Transport	$39,026	$47,138	$8,112	20.8
Packet-Optical Switching	$12,877	$17,181	$4,304	33.4
Carrier-Ethernet Solutions	$2,393	$(6,107)	$(8,500)	(355.2)
Software and Services	$18,420	$19,880	$1,460	7.9
_____________________________________
*    Denotes % change from 2011 to 2012

•	Packet-Optical Transport segment profit increased primarily due to lower research and development costs and higher gross margin, partially offset by lower sales volume.

•	Packet-Optical Switching segment profit increased primarily due to higher sales volume and lower research and development costs, partially offset by lower gross margin.

•	Carrier-Ethernet Solutions segment profit decreased primarily due to lower sales volume, lower gross margin and higher research and development costs.

•	Software and Services segment profit increased primarily due to increased sales volume and lower research and development costs.

Liquidity and Capital Resources
At January 31, 2012, our principal sources of liquidity were cash and cash equivalents and short-term investments in marketable debt securities, representing U.S. treasuries. The following table summarizes our cash and cash equivalents and short-term and long-term investments (in thousands):

	October 31, 2011	January 31, 2012	Increase (decrease)
Cash and cash equivalents	$541,896	$550,461	$8,565
Short-term investments in marketable debt securities	—	50,239	50,239
Long-term investments in marketable debt securities	50,264	—	(50,264)
Total cash and cash equivalents and investments in marketable debt securities	$592,160	$600,700	$8,540
The increase in total cash and cash equivalents and investments in marketable debt securities during the first three months of fiscal 2012 was primarily related to the following:

•	$12.9 million cash generated from operations, consisting of $14.9 million provided by net losses (adjusted for non-cash charges) and $2.0 million used in working capital.

•	$5.7 million from stock issuances under our employee stock purchase plan and the exercise of stock options;

These increases were partially offset by $7.9 million for purchases of equipment, furniture, fixtures and intellectual property.

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
The following sections set forth the components of our $12.9 million of cash generated by operating activities during the first three months of fiscal 2012:
     Net loss (adjusted for non-cash charges)
The following tables set forth (in thousands) our net loss (adjusted for non-cash charges) during the period:

Three months ended
January 31, 2012
Net loss	$(47,653)
Adjustments for non-cash charges:
Amortization of premium on marketable securities	(13)
Change in fair value of embedded redemption feature	980
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	14,721
Share-based compensation costs	8,888
Amortization of intangible assets	19,415
Deferred tax benefit	(49)
Provision for inventory excess and obsolescence	8,224
Provision for warranty	7,706
Other	2,667
Net losses (adjusted for non-cash charges)	$14,886

Working Capital

Accounts Receivable, Net

Cash provided by accounts receivable during the first three months of fiscal 2012, net of $1.0 million in provision for doubtful accounts, was $17.1 million. Our days sales outstanding (DSOs) increased from 77 days for the first three months of fiscal 2011 to 86 days for the first three months of fiscal 2012.

The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts, from the end of fiscal 2011 through the end of the first quarter of fiscal 2012:

	October 31, 2011	January 31, 2012	Increase (decrease)
Accounts receivable, net	$417,509	$399,457	$(18,052)

Inventory

Cash used by inventory during the first three months of fiscal 2012 was $26.8 million. Our inventory turns remained the same at 3.2 turns during the first three months of fiscal 2011 and fiscal 2012. During the first three months of fiscal 2012, changes in inventory reflect an $8.2 million reduction related to a non-cash provision for excess and obsolescence. The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2011 through the end of the first quarter of fiscal 2012:

	October 31, 2011	January 31, 2012	Increase (decrease)
Raw materials	$45,333	$43,486	$(1,847)
Work-in-process	13,851	17,659	3,808
Finished goods	134,998	146,857	11,859
Deferred cost of goods sold	67,665	76,243	8,578
Gross inventory	261,847	284,245	22,398
Provision for inventory excess and obsolescence	(31,771)	(35,594)	(3,823)
Inventory	$230,076	$248,651	$18,575

Prepaid expense and other

Cash generated by prepaid expense and other during the first three months of fiscal 2012 was $14.5 million, primarily related to decreases in prepaid taxes and product demonstration units, partially offset by increases in other non-trade receivables and deferred deployment expense.

Accounts payable, accruals and other obligations

Cash generated by accounts payable, accruals and other obligations during the first three months of fiscal 2012 was $15.9 million. Between the end of fiscal 2011 and the first three months of fiscal 2012, the change in unpaid equipment purchases was $1.0 million. Changes in accrued liabilities reflect non-cash provisions of $7.7 million related to warranties. The following table sets forth (in thousands) changes in our accounts payable, accruals and other obligations from the end of fiscal 2011 through the end of the first three months of fiscal 2012:

	October 31, 2011	January 31, 2012	Increase (decrease)
Accounts payable	$157,116	$176,747	$19,631
Accrued liabilities	197,004	200,114	3,110
Other long-term obligations	17,263	19,056	1,793
Accounts payable, accruals and other obligations	$371,383	$395,917	$24,534

Interest Paid on Convertible Notes

Interest on our outstanding 0.25% convertible senior notes, due May 1, 2013, is payable on May 1 and November 1 of each year. We paid $0.3 million in interest on these convertible notes during the first three months of fiscal 2012.

Interest on our outstanding 4.0% convertible senior notes, due March 15, 2015, is payable on March 15 and September 15 of each year.

Interest on our outstanding 0.875% convertible senior notes, due June 15, 2017, is payable on June 15 and December 15 of each year. We paid $2.2 million in interest on these convertible notes during the first three months of fiscal 2012.

Interest on our outstanding 3.75% convertible senior notes, due October 15, 2018, is payable on April 15 and October 15 of each year.
For additional information about our convertible notes, see Note 13 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Deferred revenue

Deferred revenue decreased by $22.6 million during the first three months of fiscal 2012. Product deferred revenue represents payments received in advance of shipment and payments received in advance of our ability to recognize revenue. Services deferred revenue is related to payment for service contracts that will be recognized over the contract term. The following table reflects (in thousands) the balance of deferred revenue and the change in this balance from the end of fiscal 2011 through the first three months of fiscal 2012:

	October 31, 2011	January 31, 2012	Increase (decrease)
Products	$42,915	$35,046	$(7,869)
Services	80,883	66,118	(14,765)
Total deferred revenue	$123,798	$101,164	$(22,634)

Contractual Obligations

During fiscal 2012, we entered into a lease for a new headquarters in Hanover, Maryland. This increased our operating lease commitments by approximately $64.9 million in the table below as compared to October 31, 2011. The following is a summary of our future minimum payments under contractual obligations as of January 31, 2012 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Interest due on convertible notes	$169,249	$33,041	$65,270	$42,500	$28,438
Principal due at maturity on convertible notes	1,441,210	—	216,210	375,000	850,000
Operating leases (1)	158,202	30,938	51,425	20,351	55,488
Purchase obligations (2)	137,344	137,344	—	—	—
Total (3)	$1,906,005	$201,323	$332,905	$437,851	$933,926
_____________________________________

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

(3)
As of January 31, 2012, we also had approximately $8.9 million of other long-term obligations in our Condensed Consolidated Balance Sheet for unrecognized tax positions that are not included in this table because the timing or amount of any cash settlement with the respective tax authority cannot be reasonably estimated.

Some of our commercial commitments, including some of the future minimum payments in operating leases set forth above and certain commitments to customers, are secured by standby letters of credit collateralized by restricted cash. Restricted cash balances are included in other current assets or other long-term assets depending upon the duration of the underlying letter of credit obligation. The following is a summary, as of January 31, 2012, of our commitments secured by standby letters of credit by expiration date (in thousands):

	Total	Less than one year	One to three years	Three to five years
Standby letters of credit	$54,321	$47,816	$5,415	$1,090

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

Our total deferred revenue for products was $42.9 million and $35.0 million as of October 31, 2011 and January 31, 2012, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $80.9 million and $66.1 million as of October 31, 2011 and January 31, 2012, respectively.

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

Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measure of estimated fair value of our share-based compensation. See Note 15 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of January 31, 2012, total unrecognized compensation expense was $71.3 million: (i) $0.6 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 0.7 year; and (ii) $70.7 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.7 years.

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

Incentive Compensation Expense
We provide incentive-based compensation opportunities to employees through cash incentive awards and, as described in “Share-Based Compensation” above, performance-based equity awards. The expense associated with these awards is reflected as a component of employee-related expense within our operating expense and costs of goods sold, as applicable.
For fiscal 2012, the Compensation Committee has approved an annual cash incentive arrangement, with the aggregate amount of any awards payable dependent upon the achievement of certain financial and operational goals for fiscal 2012. Given that the awards are generally contingent upon achieving annual objectives, the payment of cash incentive awards is not expected to be made until after fiscal year-end results are finalized. As a result, the expense that we accrue for incentive compensation in any interim period in fiscal 2012 is based upon estimates of expected financial results for the year and expected performance against relevant operating objectives. Because assessing actual performance against many of these objectives cannot generally occur until at or near fiscal year-end, determining the amount of expense that we incur in our interim financial statements for incentive compensation involves management judgment. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are higher or lower than expected. We incurred an aggregate of $8.7 million of expense in the first three months of fiscal 2012 associated with cash incentive compensation for fiscal 2012.
Reserve for Inventory Obsolescence

We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. Upon recognition of the write down, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In an effort to limit our exposure to delivery delays and to satisfy customer needs we purchase inventory based on forecasted sales across our product lines. In addition, part of our research and development strategy is to promote the convergence of similar features and functionalities across our product lines. Each of these practices exposes us to the risk that our customers will not order products for which we have forecasted sales, or will purchase less than we have forecasted. Historically, we have experienced write downs due to changes in strategic direction, discontinuance of a product and declines in market conditions. If actual market conditions worsen or differ from those we have assumed, if there is a sudden and significant decrease in demand for our products, or if there is a higher incidence of inventory obsolescence due to a rapid change in technology, we may be required to take additional inventory write-downs, and our gross margin could be adversely affected. We recorded charges for excess and obsolete inventory of $2.6 million and $8.2 million in the first three months of fiscal 2011 and 2012, respectively. The charges in fiscal 2011 were primarily related to excess inventory due to a change in forecasted sales across our product line. The charges in fiscal 2012 were primarily related to engineering design changes and the discontinuance of certain parts and components used in the manufacture of our Packet-Optical Transport and Packet-Optical Switching products. Our inventory net of allowance for excess and obsolescence was $230.1 million and $248.7 million as of October 31, 2011 and January 31, 2012, respectively.

Allowance for Doubtful Accounts Receivable

Our allowance for doubtful accounts receivable is based on management's assessment, on a specific identification basis, of the collectibility of customer accounts. We perform ongoing credit evaluations of our customers and generally have not required collateral or other forms of security from customers. In determining the appropriate balance for our allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectibility. In doing so, we consider creditworthiness, payment history, account activity and communication with such customer. If a customer's financial condition changes, or if actual defaults are higher than our historical experience, we may be required to take a charge for an allowance for doubtful accounts receivable which could have an adverse impact on our results of operations. Our accounts receivable, net of allowance for doubtful accounts, was $417.5 million and $399.5 million as of October 31, 2011 and January 31, 2012, respectively. Our allowance for doubtful accounts was $0.7 million and $1.6 million as of October 31, 2011 and January 31, 2012, respectively.

Long-lived Assets

Our long-lived assets include: equipment, furniture and fixtures; finite-lived intangible assets; and maintenance spares. As of October 31, 2011 and January 31, 2012 these assets totaled $504.6 million and $482.0 million, net, respectively. We test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets' carrying amount is not recoverable from its undiscounted cash flows. Our long-lived assets are assigned to asset groups which represents the lowest level for which we identify cash flows.

Deferred Tax Valuation Allowance

As of January 31, 2012, we have recorded a valuation allowance offsetting nearly all our net deferred tax assets of $1.5 billion. When measuring the need for a valuation allowance, we assess both positive and negative evidence regarding the realizability of these deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as our operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, our cumulative loss during this three-year period represents sufficient negative evidence regarding the need for nearly a full valuation allowance. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income or as an adjustment to paid-in capital, based on tax ordering requirements.

Warranty

Our liability for product warranties, included in other accrued liabilities, was $47.3 million and $49.0 million as of October 31, 2011 and January 31, 2012, respectively. Our products are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties was $1.1 million and $7.7 million for the first three months of fiscal 2011 and 2012, respectively. As a result of the substantial completion of integration activities related to the MEN Acquisition, we consolidated certain support operations and processes during the first quarter of fiscal 2011, resulting in a reduction in costs to service future warranty obligations. Due to this consolidation and resulting efficiencies, we expect to realize lower failure rate costs and accordingly reversed a $6.9 million non-cash loss contingency included in our warranty liability. The provision for warranty claims may fluctuate on a quarterly basis depending upon the mix of products and customers in that period. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. An increase in warranty claims or the related costs associated with satisfying these warranty obligations could increase our cost of sales and negatively affect our gross margin.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.

Interest Rate Sensitivity. We currently hold an investment in a U.S. Government obligation that matures in January 2013.  See Notes 4 and 5 to our Condensed Consolidated Financial Statements for information relating to investments and fair value.  This investment is sensitive to interest rate movements and its fair value will decline as interest rates rise and increase as interest rates decline.  The estimated impact on this investment of a 100 basis point (1.0%) increase in interest rates across the yield curve from rates in effect as of the balance sheet date would be a $0.5 million decline in value.

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
With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in Canadian Dollars, British Pounds, Euros and Indian Rupees. During the first three months of fiscal 2012, approximately 48.1% of our operating expense was non-U.S. dollar denominated. If these currencies strengthen, costs reported in U.S. dollars will increase. During the first three months of fiscal 2012, research and development expense benefited from approximately $1.3 million, due to the weakening of the U.S. dollar in relation to the Canadian Dollar in comparison to the first three months of fiscal 2011.

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

Convertible Debt Outstanding. The fair market value of each of our outstanding issues of convertible notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of our stock rises and decrease as the market price of the stock falls. Interest rate and market value changes affect the fair market value of the notes, and may affect the prices at which we would be able to repurchase such notes were we to do so. These changes do not impact our financial position, cash flows or results of operations. For additional information on the fair value of our outstanding notes, see Note 13 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

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

On May 29, 2008, Graywire, LLC filed a complaint in the United States District Court for the Northern District of Georgia against Ciena and four other defendants, alleging, among other things, that certain of the parties' products infringe U.S. Patent 6,542,673 (the “'673 Patent”), relating to an identifier system and components for optical assemblies. The complaint seeks injunctive relief and damages. Ciena filed an answer to the complaint and counterclaims against Graywire on April 17, 2009. On April 27, 2009, Ciena and certain other defendants filed an application for inter partes reexamination of the '673 Patent with the U.S. Patent and Trademark Office (the “PTO”). On the same date, Ciena and the other defendants filed a motion to stay the case pending reexamination of all of the patents-in-suit. On July 17, 2009, the district court granted the defendants' motion to stay the case. On July 23, 2009, the PTO granted the defendants' application for reexamination with respect to certain claims of the '673 Patent and, on December 17, 2010, the PTO confirmed the validity of some claims and rejected the validity of other claims. On February 28, 2011, Ciena and the other defendants filed an appeal with respect to certain aspects of the PTO's determination. Separately, on March 17, 2011, the PTO granted a third party application for ex parte reexamination with respect to certain claims of the '673 Patent and, on September 2, 2011, the PTO issued a non-final rejection of those claims. On December 14, 2011, the PTO issued a Notice of Intent to Issue a Reexamination Certificate in the ex parte reexamination.
Ciena believes that it has valid defenses to the lawsuit and intends to defend it vigorously in the event the stay of the case is lifted.

As a result of its June 2002 acquisition of ONI Systems Corp., Ciena became a defendant in a securities class action lawsuit filed in the United States District Court for the Southern District of New York in August 2001. The cause of action and history of the proceedings are more fully described in Ciena's Annual Report on Form 10-K for fiscal 2011 filed with the SEC on December 22, 2011. On January 9, 2012, the final appellant in this securities class action lawsuit withdrew and dismissed his appeal with prejudice in accordance with the terms of the settlement agreement. Ciena was not required to pay any amount toward the settlement or to make any other payments to plaintiffs in connection with the resolution of this matter.

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
The development and production of sophisticated hardware and software for communications network equipment is complicated. Some of our products can be fully tested only when deployed in communications networks or when carrying traffic with other equipment. As a result, undetected defects or errors, and product quality, interoperability, reliability and performance problems are often more acute for initial deployments of new products and product enhancements. We are in the process of launching a number of new platforms across our product segments. Unanticipated product performance problems, including any unforeseen defects or security vulnerabilities, can relate to the design, manufacturing and installation of our products, as well as the exposure of our solutions to malicious software or cyber-attacks. Undetected errors or vulnerabilities can also arise as a result of defects in components, software or manufacturing, installation or maintenance services supplied by third parties, and technology acquired from or licensed by third parties. These product performance, reliability, security and quality problems can negatively affect our business, including:

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
We continue to take steps, including sales initiatives and strategic channel relationships, to sell our products into new markets, growth geographies and diverse customer segments beyond our traditional service provider customer base. Specifically, we are targeting opportunities in Brazil, the Middle East, Russia, Japan and India. We are also targeting sales opportunities with enterprises, wireless operators, cable operators, submarine network operators, Internet content providers, cloud infrastructure providers, research and education institutions, and federal, state and local governments. We believe sales to these customer segments, as well as emerging network operators supporting new communications services and applications, will be an important component of our growth strategy. In many cases, we have less experience in these markets and customer segments and they may have less familiarity with our company. To succeed in some of these geographic markets and customer segments we intend to leverage strategic sales channels and distribution arrangements. We expect these relationships to be an important part of our business internationally as well as for sales in support of network applications including cloud-based enterprise opportunities. Difficulties selling into these markets and customer segments, whether through internal resources or strategic, third party channels, could limit our growth and results of operations.

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
To avoid delays and meet customer demand for shorter delivery terms, we place orders with our contract manufacturers and suppliers to manufacture components and complete assemblies based in part on forecasts of customer demand. As a result, our inventory purchases expose us to the risk that our customers either will not order the products we have forecast, or will purchase fewer products than forecast. Market uncertainty can limit our visibility into customer spending plans and compound the difficulty of forecasting inventory at appropriate levels. Moreover, our customer purchase agreements generally do not include any minimum purchase commitment, and customers often have the right to modify, reduce or cancel purchase quantities. As a result, we may purchase inventory in anticipation of sales that ultimately do not occur. Historically, our inventory write-offs have resulted from the circumstances above. As features and functionalities converge across our product lines, and we introduce new products with overlapping feature sets, however, we face an additional risk that customers may forgo purchases of one product we have inventoried in favor of another product with similar functionality. If we are required to write off or write down a significant amount of inventory, our results of operations for the period would be materially adversely affected.
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

We are subject to the risk that third parties may attempt to access, divert or use our intellectual property without authorization. Protecting against the unauthorized use of our products, technology and other proprietary rights is difficult, time-consuming and expensive, and we cannot be certain that the steps that we are taking will prevent or minimize the risks of such unauthorized use. Litigation may be necessary to enforce or defend our intellectual property rights or to determine the validity or scope of the proprietary rights of others. Such litigation could result in substantial cost and diversion of management time and resources, and there can be no assurance that we will obtain a successful result. Any inability to protect and enforce our intellectual property rights, despite our efforts, could harm our ability to compete effectively.
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

The proper functioning of our internal business processes and information systems is critical to the efficient operation and management of our business. If these information technology systems fail or are interrupted, our operations may be adversely affected and operating results could be harmed. Our business processes and information systems need to be sufficiently scalable to support the future growth of our business and may require modifications or upgrades that expose us to a number of operational risks. We are currently pursuing initiatives to transform and optimize our business operations through the reengineering of certain processes, investment in automation and engagement of strategic partners or resources to assist with select business functions. These changes may be costly and disruptive to our operations, and could impose substantial demands on management time. These changes may also require changes in system design, the modification of internal control procedures and significant training of employees or third party resources. Our information technology systems, and those of third party providers, may also be vulnerable to damage or disruption caused by circumstances beyond our control. These include catastrophic events, power anomalies or outages, natural disasters, computer system or network failures, viruses or malware, physical or electronic break-ins, unauthorized access and cyber attacks affecting our systems or those of third party business partners. Any material disruption, malfunction or similar challenges with our business processes or information systems, or disruptions or challenges relating to the transition to new processes, systems or providers, could have a material adverse effect on the operation of our business and our results of operations.

Outstanding indebtedness under our convertible notes may adversely affect our liquidity and results of operations and could limit our business.

At January 31, 2012, indebtedness on our outstanding convertible notes totaled approximately $1.4 billion in aggregate principal. Our indebtedness could have important negative consequences, including:

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

We will be undertaking significant facilities transitions affecting our two largest employee populations, including our headquarters facility. In November 2011, we entered into a lease for our new corporate headquarters in Hanover, Maryland and anticipate transitioning affected employees and operations, including key management and administration resources, to this new facility commencing in fiscal 2012. This transition could be disruptive to our operations and could result in unanticipated expense that adversely affects our financial results. In addition, the lease of our “Lab 10” building on the Carling Campus in Ottawa, Canada will expire in fiscal 2016. This is our largest facility, which includes a sophisticated research and development lab and key engineering personnel. We are currently considering facilities and development alternatives, however locating appropriate alternative space for our engineering operations in Ottawa may be costly and there can be no assurance that the transition of key engineering functions to a successor facility will not be disruptive or adversely affect productivity.

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

As of January 31, 2012, our balance sheet includes $482.0 million in long-lived assets, which includes $312.2 million of intangible assets. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These assumptions are used to forecast future, undiscounted cash flows. Given the significant uncertainty and instability of macroeconomic conditions in recent periods, forecasting future business is difficult and subject to modification. If actual market conditions differ or our forecasts change, we may be required to reassess long-lived assets and could record an impairment charge. Any impairment charge relating to long-lived assets would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results could be materially adversely affected in such period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

10.1	Lab 10 Lease Amending Agreement dated February 13, 2012 (incorporated by reference to Ciena's Form 8-K dated February 5, 2012)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Ciena Corporation
Date:	March 8, 2012	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	March 8, 2012	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)