Form 10-Q
period 2012-04-30
CIENA CORP
filed 2012-06-06
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2012
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 26, 2012
common stock, $.01 par value	99,153,854

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended April 30,		Six Months Ended April 30,
	2011	2012	2011	2012
Revenue:
Products	$336,026	$384,726	$688,453	$718,399
Services	81,868	92,891	162,749	175,903
Total revenue	417,894	477,617	851,202	894,302
Cost of goods sold:
Products	202,665	234,372	417,066	432,124
Services	49,396	60,304	99,797	111,481
Total cost of goods sold	252,061	294,676	516,863	543,605
Gross profit	165,833	182,941	334,339	350,697
Operating expenses:
Research and development	99,624	90,399	195,414	180,063
Selling and marketing	61,768	62,517	118,860	126,928
General and administrative	32,480	27,080	70,794	56,480
Acquisition and integration costs	10,741	(410)	34,926	(146)
Amortization of intangible assets	13,674	12,967	42,458	26,438
Restructuring costs	3,164	1,851	4,686	3,573
Change in fair value of contingent consideration	—	—	(3,289)	—
Total operating expenses	221,451	194,404	463,849	393,336
Loss from operations	(55,618)	(11,463)	(129,510)	(42,639)
Interest and other income (loss), net	4,229	(4,387)	10,494	(9,274)
Interest expense	(9,406)	(9,646)	(18,956)	(19,216)
Loss before income taxes	(60,795)	(25,496)	(137,972)	(71,129)
Provision for income taxes	1,891	2,284	3,770	4,304
Net loss	$(62,686)	$(27,780)	$(141,742)	$(75,433)
Basic net loss per common share	$(0.66)	$(0.28)	$(1.49)	$(0.77)
Diluted net loss per potential common share	$(0.66)	$(0.28)	$(1.49)	$(0.77)
Weighted average basic common shares outstanding	95,360	98,981	94,928	98,525
Weighted average dilutive potential common shares outstanding	95,360	98,981	94,928	98,525

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31, 2011	April 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$541,896	$585,547
Short-term investments	—	50,166
Accounts receivable, net	417,509	397,291
Inventories	230,076	242,724
Prepaid expenses and other	143,357	133,874
Total current assets	1,332,838	1,409,602
Long-term investments	50,264	—
Equipment, furniture and fixtures, net	122,558	115,773
Other intangible assets, net	331,635	293,769
Other long-term assets	114,123	109,496
Total assets	$1,951,418	$1,928,640
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$157,116	$174,176
Accrued liabilities	197,004	203,956
Deferred revenue	99,373	107,100
Total current liabilities	453,493	485,232
Long-term deferred revenue	24,425	22,734
Other long-term obligations	17,263	19,550
Convertible notes payable	1,442,364	1,442,193
Total liabilities	1,937,545	1,969,709
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 97,440,436 and 99,151,981 shares issued and outstanding	974	992
Additional paid-in capital	5,753,236	5,775,764
Accumulated other comprehensive income (loss)	31	(2,024)
Accumulated deficit	(5,740,368)	(5,815,801)
Total stockholders’ equity (deficit)	13,873	(41,069)
Total liabilities and stockholders’ equity (deficit)	$1,951,418	$1,928,640

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended April 30,
	2011	2012
Cash flows from operating activities:
Net loss	$(141,742)	$(75,433)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of discount on marketable securities	(12)	(26)
Change in fair value of embedded redemption feature	(9,160)	4,730
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	29,367	29,079
Share-based compensation costs	18,886	16,830
Amortization of intangible assets	56,637	37,865
Deferred tax provision (benefit)	120	(46)
Provision for inventory excess and obsolescence	6,413	13,982
Provision for warranty	5,646	16,615
Other	3,354	3,335
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(48,351)	19,107
Inventories	(30,490)	(26,630)
Prepaid expenses and other	963	19,597
Accounts payable, accruals and other obligations	(26,078)	8,315
Deferred revenue	18,999	6,036
Net cash provided by (used in) operating activities	(115,448)	73,356
Cash flows used in investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(29,420)	(16,150)
Restricted cash	(11,853)	(17,202)
Purchase of available for sale securities	(49,894)	—
Proceeds from sale of cost method investment	—	524
Receipt of contingent consideration related to business acquisition	16,394	—
Net cash used in investing activities	(74,773)	(32,828)
Cash flows from financing activities:
Repayment of capital lease obligations	—	(699)
Proceeds from issuance of common stock	7,525	5,715
Net cash provided by financing activities	7,525	5,016
Effect of exchange rate changes on cash and cash equivalents	849	(1,893)
Net increase (decrease) in cash and cash equivalents	(182,696)	45,544
Cash and cash equivalents at beginning of period	688,687	541,896
Cash and cash equivalents at end of period	$506,840	$585,547
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$16,411	$16,520
Cash paid (refunded) during the period for income taxes, net	$(231)	$5,811
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$3,242	$4,004
Fixed assets acquired under capital leases	$1,401	$4,427

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

Equipment, Furniture and Fixtures and Internal Use Software

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

Share-Based Compensation Expense

Ciena measures and recognizes compensation expense for share-based awards based on estimated fair values on the date of grant. Ciena estimates the fair value of each option-based award on the date of grant using the Black-Scholes option-pricing model. This model is affected by Ciena's stock price as well as estimates regarding a number of variables including expected stock price volatility over the expected term of the award and projected employee stock option exercise behaviors. Ciena estimates the fair value of each restricted stock unit based on the fair value of the underlying common stock on the date of grant. In each case, Ciena only recognizes expense to its consolidated statement of operations for those options or shares that are expected ultimately to vest. Ciena recognizes the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based expense over the performance period, using graded vesting, which considers each performance period or tranche separately, based upon its determination of whether it is probable that the performance targets will be achieved. At each reporting period, Ciena reassesses the probability of achieving the performance targets and the performance period required to meet those targets. Ciena uses the straight-line method to record expense for grants with only service-based vesting. See Note 15 below.

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

Newly Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update that requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In December 2011, the portion of this guidance related to the presentation of the reclassifications of items out of accumulated other comprehensive income was deferred. The remainder of this guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Early adoption is permitted. Ciena does not expect this new guidance to have any impact on its financial condition, results of operations and cash flows.

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
Ciena has undertaken a number of restructuring activities intended to reduce expense and better align its workforce and costs with market opportunities, product development and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the six months ended April 30, 2012 (in thousands):

	Workforce reduction	Consolidation of excess facilities	Total
Balance at October 31, 2011	$160	$3,293	$3,453
Additional liability recorded	3,573	—	3,573
Cash payments	(2,883)	(818)	(3,701)
Balance at April 30, 2012	$850	$2,475	$3,325
Current restructuring liabilities	$850	$380	$1,230
Non-current restructuring liabilities	$—	$2,095	$2,095

The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the six months ended April 30, 2011 (in thousands):

	Workforce reduction	Consolidation of excess facilities	Total
Balance at October 31, 2010	$1,576	$6,392	$7,968
Additional liability recorded	4,686	—	4,686
Cash payments	(3,084)	(622)	(3,706)
Balance at April 30, 2011	$3,178	$5,770	$8,948
Current restructuring liabilities	$3,178	$1,196	$4,374
Non-current restructuring liabilities	$—	$4,574	$4,574

(4)	MARKETABLE SECURITIES

As of the dates indicated, short-term and long-term investments are comprised of the following (in thousands):

	April 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$49,960	$206	$—	$50,166
Included in short-term investments	$49,960	$206	$—	$50,166

	October 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$49,933	$331	$—	$50,264
Included in long-term investments	$49,933	$331	$—	$50,264

The following table summarizes final legal maturities of debt investments at April 30, 2012 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$49,960	$50,166
Due in 1-2 years	—	—
	$49,960	$50,166

(5)	FAIR VALUE MEASUREMENTS

As of the date indicated, the following table summarizes the fair value of assets that are recorded at fair value on a recurring basis (in thousands):

	April 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
U.S. government obligations	$50,166	$—	$—	$50,166
Foreign currency forward contracts	—	373	—	373
Embedded redemption feature	—	—	2,290	2,290
Total assets measured at fair value	$50,166	$373	$2,290	$52,829

As of the date indicated, the assets above were presented on Ciena’s Condensed Consolidated Balance Sheet as follows (in thousands):

	April 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$50,166	$—	$—	$50,166
Prepaid expenses and other	—	373	—	373
Other long-term assets	—	—	2,290	2,290
Total assets measured at fair value	$50,166	$373	$2,290	$52,829

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
As of the dates indicated, the following table sets forth, in thousands, the reconciliation of changes in fair value measurements of Level 3 assets:

Level 3
Balance at October 31, 2011	$7,020
Issuances	—
Settlements	—
Changes in unrealized gain (loss)	(4,730)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at April 30, 2012	$2,290

(6)	ACCOUNTS RECEIVABLE

As of April 30, 2012, one customer accounted for greater than 10% of accounts receivable and represented 11.3% of net accounts receivable.
Allowance for doubtful accounts was $0.7 million and $1.7 million as of October 31, 2011 and April 30, 2012, respectively. Ciena has not historically experienced a significant amount of bad debt expense.

(7)	INVENTORIES

As of the dates indicated, inventories are comprised of the following (in thousands):

	October 31, 2011	April 30, 2012
Raw materials	$45,333	$40,012
Work-in-process	13,851	12,542
Finished goods	134,998	163,414
Deferred cost of goods sold	67,665	64,478
	261,847	280,446
Provision for excess and obsolescence	(31,771)	(37,722)
	$230,076	$242,724

Ciena writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand and market conditions. During the first six months of fiscal 2012, Ciena recorded a provision for excess and obsolescence of $14.0 million, primarily related to engineering design changes and the discontinuance of certain parts and components used in the manufacture of our Packet-Optical Transport and Packet-Optical Switching products. Deductions from the provision for excess and obsolete inventory relate to disposal activities.

(8)	PREPAID EXPENSES AND OTHER
As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	October 31, 2011	April 30, 2012
Prepaid VAT and other taxes	$44,969	$30,254
Deferred deployment expense	17,839	23,606
Product demonstration equipment, net	46,996	29,250
Prepaid expenses	14,769	12,204
Restricted cash	12,533	27,977
Other non-trade receivables	6,251	10,583
	$143,357	$133,874

Depreciation of product demonstration equipment was $4.5 million and $4.2 million for the first six months of fiscal 2011 and 2012, respectively.

(9)	EQUIPMENT, FURNITURE AND FIXTURES
As of the dates indicated, equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31, 2011	April 30, 2012
Equipment, furniture and fixtures	$396,310	$407,301
Leasehold improvements	50,380	50,540
	446,690	457,841
Accumulated depreciation and amortization	(324,132)	(342,068)
	$122,558	$115,773

Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements was $24.9 million for the first six months of fiscal 2011 and 2012.

(10)	OTHER INTANGIBLE ASSETS
As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	October 31, 2011			April 30, 2012
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Developed technology	$417,833	$(234,393)	$183,440	$417,833	$(257,631)	$160,202
Patents and licenses	46,538	(45,320)	1,218	46,538	(45,443)	1,095
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	323,573	(176,596)	146,977	323,573	(191,101)	132,472
Total other intangible assets	$787,944	$(456,309)	$331,635	$787,944	$(494,175)	$293,769

The amortization of finite-lived other intangible assets was $56.6 million and $37.9 million for the first six months of fiscal 2011 and 2012, respectively. Expected future amortization of finite-lived other intangible assets for the fiscal years indicated is as follows (in thousands):

Period ended October 31,
2012 (remaining six months)	$36,631
2013	71,309
2014	57,151
2015	52,879
2016	52,879
Thereafter	22,920
$293,769

(11)	OTHER BALANCE SHEET DETAILS
As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	October 31, 2011	April 30, 2012
Maintenance spares inventory, net	$50,442	$52,130
Deferred debt issuance costs, net	23,481	20,814
Embedded redemption feature	7,020	2,290
Restricted cash	27,507	29,265
Other	5,673	4,997
	$114,123	$109,496

Deferred debt issuance costs are amortized using the straight line method, which approximates the effect of the effective interest rate method, through the maturity of the related debt. Amortization of debt issuance costs, which is included in interest expense, was $2.7 million during the first six months of fiscal 2011 and fiscal 2012, respectively.
As of the dates indicated, accrued liabilities are comprised of the following (in thousands):

	October 31, 2011	April 30, 2012
Warranty	$47,282	$51,104
Compensation, payroll related tax and benefits	51,808	52,563
Vacation	27,808	30,724
Current restructuring liabilities	664	1,230
Interest payable	4,248	4,180
Other	65,194	64,155
	$197,004	$203,956

The following table summarizes the activity in Ciena’s accrued warranty for the fiscal periods indicated (in thousands):

				Balance at
Six months ended	Beginning			end of
Apr. 30,	Balance	Provisions	Settlements	period
2011	$54,372	5,646	(12,766)	$47,252
2012	$47,282	16,615	(12,793)	$51,104
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
As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	October 31, 2011	April 30, 2012
Products	$42,915	$42,635
Services	80,883	87,199
	123,798	129,834
Less current portion	(99,373)	(107,100)
Long-term deferred revenue	$24,425	$22,734

(12)	FOREIGN CURRENCY FORWARD CONTRACTS

During fiscal 2012, Ciena entered into forward contracts to reduce the variability in its Canadian Dollar and Indian Rupee denominated expense, which principally relate to research and development activities. These derivative contracts have been designated as cash flow hedges and are immaterial for separate financial statement presentation.

(13)	CONVERTIBLE NOTES PAYABLE
The following table sets forth, in thousands, the carrying value and the estimated fair value of Ciena’s outstanding convertible notes:

	April 30, 2012
Description	Carrying Value	Fair Value
0.25% Convertible Senior Notes due May 1, 2013	$216,210	$214,859
4.0% Convertible Senior Notes due March 15, 2015 (1)	375,983	410,391
0.875% Convertible Senior Notes due June 15, 2017	500,000	424,063
3.75% Convertible Senior Notes due October 15, 2018	350,000	380,406
	$1,442,193	$1,429,719
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

	Quarter Ended April 30,		Six Months Ended April 30,
Numerator	2011	2012	2011	2012
Net loss	$(62,686)	$(27,780)	$(141,742)	$(75,433)

	Quarter Ended April 30,		Six Months Ended April 30,
Denominator	2011	2012	2011	2012
Basic weighted average shares outstanding	95,360	98,981	94,928	98,525
Dilutive weighted average shares outstanding	95,360	98,981	94,928	98,525

	Quarter Ended April 30,		Six Months Ended April 30,
EPS	2011	2012	2011	2012
Basic EPS	$(0.66)	$(0.28)	$(1.49)	$(0.77)
Diluted EPS	$(0.66)	$(0.28)	$(1.49)	$(0.77)

The following table summarizes the weighted average shares excluded from the calculation of the denominator for Basic and Diluted EPS due to their anti-dilutive effect for the fiscal years indicated (in thousands):

	Quarter Ended April 30,		Six Months Ended April 30,
	2011	2012	2011	2012
Shares underlying stock options, restricted stock units and warrants	6,657	6,074	6,658	6,054
0.25% Convertible Senior Notes due May 1, 2013	5,470	5,470	5,470	5,470
4.00% Convertible Senior Notes due March 15, 2015	18,396	18,396	18,396	18,396
0.875% Convertible Senior Notes due June 15, 2017	13,108	13,108	13,108	13,108
3.75% Convertible Senior Notes due October 15, 2018	17,356	17,356	17,356	17,356
Total excluded due to anti-dilutive effect	60,987	60,404	60,988	60,384

(15)	SHARE-BASED COMPENSATION EXPENSE
Ciena maintains two active equity compensation plans, the 2008 Omnibus Incentive Plan (“2008 Plan”) and the Amended and Restated Employee Stock Purchase Plan (“ESPP”). These plans were approved by shareholders and are described in Ciena’s annual report on Form 10-K. In March 2012, Ciena shareholders approved the addition of 5.5 million additional shares of common stock for issuance under the 2008 Plan. As a result, the total number of shares authorized for issuance under the 2008 Plan is 18.5 million shares. Ciena has previously made stock option and restricted stock unit awards under the 2008 Plan and certain legacy plans. As of April 30, 2012, there were approximately 7.0 million shares remaining available for issuance under the 2008 Plan.
     Stock Options
Outstanding stock option awards to employees are generally subject to service-based vesting restrictions and vest incrementally over a four-year period. The following table is a summary of Ciena’s stock option activity for the period indicated (shares in thousands):

	Shares Underlying Options Outstanding	Weighted Average Exercise Price
Balance at October 31, 2011	3,690	$30.01
Granted	—	—
Exercised	(28)	4.64
Canceled	(240)	64.28
Balance at April 30, 2012	3,422	$27.82

The total intrinsic value of options exercised during the first six months of fiscal 2011 and fiscal 2012 was $2.1 million and

$0.3 million, respectively. There were no stock options granted by Ciena during the first six months of fiscal 2011 and fiscal 2012.
The following table summarizes information with respect to stock options outstanding at April 30, 2012, based on Ciena’s closing stock price on the last trading day of Ciena’s second fiscal quarter of 2012 (shares and intrinsic value in thousands):

			Options Outstanding at				Vested Options at
			April 30, 2012				April 30, 2012
			Number	Weighted Average Remaining	Weighted		Number	Weighted Average Remaining	Weighted
Range of			of	Contractual	Average	Aggregate	of	Contractual	Average	Aggregate
Exercise			Underlying	Life	Exercise	Intrinsic	Underlying	Life	Exercise	Intrinsic
Price			Shares	(Years)	Price	Value	Shares	(Years)	Price	Value
$0.94	—	$16.31	348	5.59	$8.47	$2,303	280	5.21	$8.00	$1,988
$16.52	—	$17.29	397	3.19	16.68	—	393	3.15	16.68	—
$17.43	—	$24.50	549	2.98	20.48	—	546	2.97	20.48	—
$24.69	—	$28.28	415	4.45	26.98	—	415	4.45	26.98	—
$28.61	—	$31.43	274	3.38	29.77	—	272	3.37	29.77	—
$31.71	—	$32.55	520	0.81	31.72	—	520	0.81	31.72	—
$33.00	—	$37.10	347	5.04	35.17	—	347	5.04	35.18	—
$37.31	—	$47.32	505	2.39	44.71	—	505	2.39	44.71	—
$47.53	—	$55.79	65	0.67	48.81	—	65	0.67	48.81	—
$267.52	—	$267.52	2	0.40	267.52	—	2	0.4	267.52	—
$0.94	—	$267.52	3,422	3.23	$27.82	$2,303	3,345	3.14	$28.19	$1,988

     Assumptions for Option-Based Awards
Ciena recognizes the fair value of service-based options as share-based compensation expense on a straight-line basis over the requisite service period. Ciena did not grant any option-based awards during the first six months of fiscal 2011 and fiscal 2012.
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
The following table is a summary of Ciena’s restricted stock unit activity for the period indicated, with the aggregate fair value of the balance outstanding at the end of each period, based on Ciena’s closing stock price on the last trading day of the relevant period (shares and aggregate fair value in thousands):

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Fair Value
Balance at October 31, 2011	4,298	$16.28	$59,399
Granted	2,180
Vested	(1,117)
Canceled or forfeited	(228)
Balance at April 30, 2012	5,133	$20.15	$77,456

The total fair value of restricted stock units that vested and were converted into common stock during the first six months of fiscal 2011 and fiscal 2012 was $24.3 million and $15.1 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena during the first six months of fiscal 2011 and fiscal 2012 was $19.85 and $10.90, respectively.

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

2003 Employee Stock Purchase Plan

In March 2012, Ciena shareholders approved an amendment and restatement of the ESPP, extending the term to January 24, 2023 and increasing the shares authorized for issuance by 5.0 million shares. Pursuant to the ESPP's “evergreen” provision, on December 31 of each year, the number of shares available under the ESPP increases by up to 0.6 million shares, provided that the total number of shares available at that time shall not exceed 8.2 million. Under the ESPP, eligible employees may enroll in a six-month offer period that begins on December 21 and June 21 of each year. The purchase price under the ESPP reflects a 15% discount off of the lower of the fair market value of Ciena common stock on the day preceding the offer period or the last day of the offer period. The ESPP is considered compensatory for purposes of share-based compensation expense. During the first six months of fiscal 2012, Ciena issued 0.6 million shares under the ESPP. At April 30, 2012, 8.2 million shares remained available for issuance under the ESPP.

Share-Based Compensation Expense for Periods Reported

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended April 30,		Six Months Ended April 30,
	2011	2012	2011	2012
Product costs	$505	$460	$1,079	$944
Service costs	502	367	1,005	805
Share-based compensation expense included in cost of sales	1,007	827	2,084	1,749
Research and development	2,597	2,092	5,168	4,226
Sales and marketing	3,143	2,820	6,134	5,921
General and administrative	2,140	2,141	5,141	4,938
Acquisition and integration costs	74	—	234	6
Share-based compensation expense included in operating expense	7,954	7,053	16,677	15,091
Share-based compensation expense capitalized in inventory, net	60	62	125	(10)
Total share-based compensation	$9,021	$7,942	$18,886	$16,830

As of April 30, 2012, total unrecognized share-based compensation expense was $63.5 million: (i) $0.4 million related to unvested stock options and expected to be recognized over a weighted-average period of 0.6 year and (ii) $63.1 million related to unvested restricted stock units and expected to be recognized over a weighted-average period of 1.5 years.

(16)	COMPREHENSIVE LOSS

The components of comprehensive loss were as follows for the periods indicated (in thousands):

	Quarter Ended April 30,		Six Months Ended April 30,
	2011	2012	2011	2012
Net loss	$(62,686)	$(27,780)	$(141,742)	$(75,433)
Change in unrealized gain (loss) on available-for-sale securities, net of tax	192	(55)	375	(79)
Change in unrealized gain on foreign currency forward contracts, net of tax	175	(128)	175	236
Change in accumulated translation adjustments	5,625	10	5,193	(2,212)
Total comprehensive loss	$(56,694)	$(27,953)	$(135,999)	$(77,488)

(17)	SEGMENT AND ENTITY WIDE DISCLOSURES
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

Segment Revenue

The table below (in thousands) sets forth Ciena’s segment revenue for the respective periods:

	Quarter Ended April 30,		Six Months Ended April 30,
	2011	2012	2011	2012
Revenue:
Packet-Optical Transport	$272,635	$318,011	$559,116	$584,295
Packet-Optical Switching	31,267	31,019	66,541	74,435
Carrier-Ethernet Solutions	30,931	30,640	58,559	52,553
Software and Services	83,061	97,947	166,986	183,019
Consolidated revenue	$417,894	$477,617	$851,202	$894,302

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
The table below (in thousands) sets forth Ciena’s segment profit (loss) and the reconciliation to consolidated net income (loss) during the respective periods:

	Quarter Ended April 30,		Six Months Ended April 30,
	2011	2012	2011	2012
Segment profit (loss):
Packet-Optical Transport	$36,506	$68,008	$75,532	$115,146
Packet-Optical Switching	8,487	6,342	21,364	23,523
Carrier-Ethernet Solutions	3,497	(4,927)	5,890	(11,034)
Software and Services	17,719	23,119	36,139	42,999
Total segment profit	66,209	92,542	138,925	170,634
Less: non-performance operating expenses
Selling and marketing	61,768	62,517	118,860	126,928
General and administrative	32,480	27,080	70,794	56,480
Acquisition and integration costs	10,741	(410)	34,926	(146)
Amortization of intangible assets	13,674	12,967	42,458	26,438
Restructuring costs	3,164	1,851	4,686	3,573
Change in fair value of contingent consideration	—	—	(3,289)	—
Add: other non-performance financial items
Interest expense and other income (loss), net	(5,177)	(14,033)	(8,462)	(28,490)
Less: Provision for income taxes	1,891	2,284	3,770	4,304
Consolidated net loss	$(62,686)	$(27,780)	$(141,742)	$(75,433)

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

	Quarter Ended April 30,		Six Months Ended April 30,
	2011	2012	2011	2012
United States	$230,801	$252,668	$451,150	$485,746
Other International	187,093	224,949	400,052	408,556
Total	$417,894	$477,617	$851,202	$894,302

The following table reflects Ciena's geographic distribution of equipment, furniture and fixtures, with any country accounting for a significant percentage of total equipment, furniture and fixtures specifically identified. Equipment, furniture and fixtures attributable to geographic regions outside of the United States and Canada are reflected as “Other International.” For the periods below, Ciena's geographic distribution of equipment, furniture and fixtures was as follows (in thousands):

	October 31, 2011	April 30, 2012
United States	$60,848	$54,043
Canada	47,424	50,058
Other International	14,286	11,672
Total	$122,558	$115,773

For the periods below, customers accounting for at least 10% of Ciena’s revenue were as follows (in thousands):

	Quarter Ended April 30,		Six Months Ended April 30,
	2011	2012	2011	2012
Company A	$66,104	$71,839	$126,941	$152,425
Company B	42,159	56,671	89,981	90,827
Total	$108,263	$128,510	$216,922	$243,252

(18)	COMMITMENTS AND CONTINGENCIES
Ontario Grant
Ciena was awarded a conditional grant from the Province of Ontario in June 2011. Under this strategic jobs investment fund grant, Ciena can receive up to an aggregate of C$25.0 million in funding for eligible costs relating to certain next-generation, coherent optical transport development initiatives over the period from November 1, 2010 to October 31, 2015. Ciena anticipates receiving disbursements, approximating C$5.0 million per fiscal year over the period above. Amounts received under the grant are subject to recoupment in the event that Ciena fails to achieve certain minimum investment, employment and project milestones. As of April 30, 2012, Ciena has recorded a C$8.3 million benefit to date as a reduction in research and development expenses, of which C$3.0 million was recorded in the first six months of fiscal 2012. Ciena believes it has complied with the conditions entitling it to this disbursement, of which C$5.0 million has been received.

Foreign Tax Contingencies

Ciena has received assessment notices from the Mexican tax authorities asserting deficiencies in payments between 2001 and 2005 related primarily to income taxes and import taxes and duties. Ciena has filed judicial petitions appealing these assessments. As of October 31, 2011 and April 30, 2012, Ciena had accrued liabilities of $1.4 million and $1.6 million related to these contingencies, which are reported as a component of other current accrued liabilities. As of April 30, 2012, Ciena estimates that it could be exposed to possible losses of up to $5.8 million, for which it has not accrued liabilities. Ciena has not accrued the additional income tax liabilities because it does not believe that such losses are probable. Ciena has not accrued the additional import taxes and duties because it does not believe the incurrence of such losses are probable. Ciena continues to evaluate the likelihood of probable and reasonably possible losses, if any, related to these assessments. As a result, future increases or decreases to accrued liabilities may be necessary and will be recorded in the period when such amounts are estimable and more likely than not (for income taxes) or probable (for non-income taxes).

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

Our customers face a challenging and rapidly changing environment that requires their networks to be robust enough to address increasing capacity needs and flexible enough to quickly adapt to emerging applications and evolving consumer and business use of communications services. Our comprehensive, solutions-oriented approach, comprised of hardware, software and advanced service offerings, seek to enable software-defined, automated, next-generation networks that better address the business challenges, infrastructure requirements and service delivery needs of network operators. By improving network productivity and automation, reducing network costs and enabling rapid deployment of differentiated service offerings, our communications networking solutions create business and operational value for our customers.

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

Global Market Conditions and Competitive Landscape

The sustained period of macroeconomic uncertainty and volatility in the global economy and in capital markets has resulted in heightened uncertainty and cautious customer behavior in our industry and markets, particularly in Europe, where we have seen and expect to continue to see weaker conditions. These dynamics have caused increased customer scrutiny with respect to network investment, which has resulted in protracted sales cycles, lengthier network deployments, revenue recognition delays and extended collection cycles, particularly for international and solutions-oriented network projects. Broad macroeconomic weakness has previously resulted in periods of decreased demand for our products and services that have adversely affected our results of operations. We remain uncertain as to how long current macroeconomic and industry conditions will persist, the pace of any recovery, and the magnitude of the effect of these conditions on the growth of our markets and business, as well as our results of operations.

We continue to encounter a highly competitive marketplace, particularly for new, solutions-based deployments and within our Packet-Optical Transport segment, where we and our competitors have introduced new, high-capacity, high-speed network solutions and have more aggressively sought to capture market share. In this competitive environment, securing new opportunities, particularly in international markets, often requires that we agree to less favorable commercial terms or pricing, commercial or deployment arrangements that can elongate the revenue recognition cycle, financial commitments requiring collateralized performance bonds or similar instruments that place cash resources at risk, and other contractual commitments that place a disproportionate allocation of risk upon the vendor. These terms can adversely affect our result of operations and contribute to fluctuations in our results. We expect the level of competition, particularly in North America, to continue and potentially increase, as Chinese equipment vendors seek to gain entry into the U.S. market, and other multinational competitors seek to retain incumbent positions with large customers in the region.

Market Opportunity and Strategy

We believe that a number of underlying drivers in the marketplace represent significant, long-term opportunities for our business and we expect them to result in growing demand for networking solutions in our target markets. We believe that market trends, including the proliferation of smartphones, tablets and similar devices running mobile web applications, the prevalence of video applications, and the shift of enterprise and consumer applications to cloud-based or virtualized network environments, are emblematic of increasing use and dependence by consumers and enterprises upon a growing variety of broadband applications and services. We expect that these services will continue to add significant multiservice network traffic, requiring our customers to invest in next-generation, high-capacity network infrastructures that are more efficient, robust and dynamic. Our corporate strategy to capitalize on these market dynamics, promote operational efficiency and drive profitable growth of our business includes the following initiatives:

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

Alignment of Research and Development Investment with Growth Opportunities. We seek to ensure that our product development initiatives and investments are closely aligned with current and future market growth opportunities. As end-user needs evolve, opportunities are emerging that allow us to expand our role in our customers' networks. We intend to apply our “intelligent infrastructure” approach -- a cost-optimized network platform that enables virtualization, mobility, and greater scale, bandwidth management and automation -- to high-growth markets, applications and customer segments. These include enterprise-oriented applications, optimized submarine cable solutions, Internet content delivery, cloud service infrastructure and packet-based infrastructure solutions for next-generation, high-capacity networks. Our current development efforts are focused upon enhancing our software applications, extending our OneConnect control plane across the 5400 and 6500 platform families, expanding packet applications on service delivery switches, aggregation switches, and packet-optical transport platforms, extending 40G and 100G capability across our portfolio, and introducing 400G transmission products. Through a combination of technology innovation, as well as cross-selling and other sales initiatives, we seek to drive additional business from these growth applications and customer segments.

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

Financial Results

Revenue for the second quarter of fiscal 2012 was $477.6 million, representing a sequential increase of 14.6% from $416.7 million in the first quarter of fiscal 2012. Second quarter revenue primarily reflects increased service provider demand for high-capacity, next-generation optical transport, including our coherent 40G and 100G network infrastructures. Increased revenue in the second quarter also reflects, in part, the completion of certain international solutions-based deployments with new customers. As our business has become more geographically diverse with more solutions-based sales, we have experienced an elongation of customer deployment, network acceptance and revenue recognition cycles. This dynamic, together with annual seasonality in our business, resulted in lower than expected revenue in our first quarter of fiscal 2012. Revenue-related details reflecting sequential changes from the first quarter of fiscal 2012 include:

•
Product revenue for the second quarter of fiscal 2012 increased by $51.1 million, primarily reflecting increases of $51.7 million in Packet-Optical Transport and $8.7 million in Carrier Ethernet Solutions, partially offset by a decrease of $12.4 million in Packet-Optical Switching.

•
Service revenue for the second quarter of fiscal 2012 increased by $9.9 million, primarily reflecting increases in deployment activities, particularly for solutions-oriented sales to new customers in international markets

•	Revenue from the United States for the second quarter of fiscal 2012 was $252.7 million, an increase from $233.1 million in the first quarter of fiscal 2012.

•	International revenue for the second quarter of fiscal 2012 was $224.9 million, an increase from $183.6 million in the first quarter of fiscal 2012.

•	As a percentage of revenue, international revenue was 47.1% during the second quarter of fiscal 2012, an increase from 44.1% during the first quarter of fiscal 2012.

•
For the second quarter of fiscal 2012, two customers each accounted for greater than 10% of revenue and together represented 26.9% of total revenue. This compares to one customer that accounted for greater than 10% of revenue and represented 19.3% of total revenue in the first quarter of fiscal 2012.

Gross margin for the second quarter of fiscal 2012 was 38.3%, a decrease from 40.3% in the first quarter of fiscal 2012. Lower gross margin in the second quarter of fiscal 2012 was affected by a reduction in Packet-Optical Switching revenue and mix within our Packet-Optical Transport segment associated with our strategy to gain new customers, enter new markets and capture additional market share, particularly for 40G and 100G coherent optical transport solutions. Gross margin for the second quarter was also adversely affected by a reduction in our service margin, as a result of a higher concentration of lower margin installation and deployment activities for these new opportunities with customers.

Operating expense was $194.4 million for the second quarter of fiscal 2012, a decrease from $198.9 million in the first quarter of fiscal 2012. Second quarter fiscal 2012 operating expense primarily reflects a $2.3 million decrease in general and administrative expense and a $1.9 million decrease in selling and marketing expense due to decreased variable compensation.

Our loss from operations for the second quarter of fiscal 2012 was $11.5 million, compared to a $31.2 million loss from operations during the first quarter of fiscal 2012. Our net loss for the second quarter of fiscal 2012 was $27.8 million, or $0.28 per share. This compares to a net loss of $47.7 million or $0.49 per share, for the first quarter of fiscal 2012.

We generated $60.5 million in cash from operations during the second quarter of fiscal 2012, consisting of $32.0 million in cash provided by net losses adjusted for non-cash charges and $28.5 million provided by working capital. This compares with cash generated of $12.9 million in cash from operations during the first quarter of fiscal 2012, consisting of $14.9 million in cash provided by net losses adjusted for non-cash charges and $2.0 million used in working capital.

As of April 30, 2012, we had $585.5 million in cash and cash equivalents and $50.2 million of short-term investments in U.S. treasury securities. This compares to $506.8 million in cash and cash equivalents and $50.1 million of long-term investments in U.S. treasury securities at April 30, 2011 and $541.9 million in cash and cash equivalents and $50.3 million of long-term investments in U.S. treasury securities at October 31, 2011.
As of April 30, 2012, headcount was 4,387, an increase from 4,339 and 4,301 at October 31, 2011 and April 30, 2011, respectively.

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

Quarter ended April 30, 2011 compared to the quarter ended April 30, 2012
Revenue
The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Quarter Ended April 30,				Increase
	2011	%*	2012	%*	(decrease)	%**
Revenue:
Packet-Optical Transport	$272,635	65.2	$318,011	66.6	$45,376	16.6
Packet-Optical Switching	31,267	7.5	31,019	6.5	(248)	(0.8)
Carrier-Ethernet Solutions	30,931	7.4	30,640	6.4	(291)	(0.9)
Software and Services	83,061	19.9	97,947	20.5	14,886	17.9
Consolidated revenue	$417,894	100.0	$477,617	100.0	$59,723	14.3
_____________________________
*    Denotes % of total revenue
**    Denotes % change from 2011 to 2012

•
Packet-Optical Transport revenue increased reflecting an $86.9 million increase in sales of our 6500 Packet-Optical Platform, largely driven by service provider demand for high-capacity, optical transport, including coherent 40G and 100G network infrastructures. This increase was partially offset by sales decreases of $14.9 million in 4200 Advanced Services Platform and $13.3 million in CPL.

•
Packet-Optical Switching revenue decreased slightly reflecting a $5.3 million decrease in sales of our CoreDirector® Multiservice Optical Switches. This decrease was partially offset by sales increases of $2.5 million of our 5430 Reconfigurable Switching System and $2.5 million of the OTN configuration for the 5410 Reconfigurable Switching System. Packet-Optical Switching revenue has historically reflected sales of our CoreDirector platform, which has a concentrated customer base. Our Packet-Optical Switching segment is in the midst of a platform transition to our next-generation 5430 Reconfigurable Switching System. As a result of these factors, revenue for this segment can fluctuate considerably depending upon individual customer purchasing decisions and the level of initial deployments with customers.

•
Carrier-Ethernet Solutions revenue decreased slightly reflecting a $5.8 million decrease in sales of legacy products, partially offset by sales increases of $4.5 million of our 3000 and 5000 families of service delivery and aggregation switches and $1.1 million of 5410 Service Aggregation Switch.

•
Software and Services revenue increased primarily due to a $9.0 million increase in installation, deployment and consulting services. Segment revenue also benefited from increases of $3.9 in software sales and $2.1 million in maintenance support revenue.

Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Quarter Ended April 30,				Increase
	2011	%*	2012	%*	(decrease)	%**
United States	$230,801	55.2	$252,668	52.9	$21,867	9.5
International	187,093	44.8	224,949	47.1	37,856	20.2
Total	$417,894	100.0	$477,617	100.0	$59,723	14.3
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2011 to 2012

•
United States revenue increased primarily due to sales increases of $12.5 million in Packet-Optical Transport products, $9.2 million in Software and Services, and $3.3 million in Packet-Optical Switching products. These increases were partially offset by a $3.2 million decrease in Carrier-Ethernet Solutions sales.

•	International revenue increased primarily due to a $32.8 million increase in Packet-Optical Transport revenue and a $5.7 million increase in Software and Services revenue.

A sizable portion of our revenue continues to come from sales to a small number of service providers, particularly within our Packet-Optical Switching and Carrier-Ethernet Solutions businesses. As a result, our financial results are significantly affected by spending levels and the business opportunities and challenges encountered by our largest service provider customers. Moreover, our contracts do not have terms that obligate these customers to purchase any minimum or specific amounts of equipment or services. Our concentration of revenue has been adversely affected in prior periods by consolidation activity among our customers. In addition, some of our customers are pursuing efforts to outsource the management and operation of their networks, or have indicated a procurement strategy to reduce the number of vendors from which they purchase equipment, which could further affect our concentration of revenue where we participate in these efforts. For the second quarter of fiscal 2012, two customers each accounted for greater than 10% of revenue and together represented 26.9% of total revenue. This compares to two customers that accounted for 25.9% of total revenue in the second quarter of fiscal 2011.

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

Our gross profit as a percentage of revenue, or “gross margin,” continues to be susceptible to quarterly fluctuation due to a number of factors. Gross margin can vary significantly depending upon the mix and concentration of revenue by segment or product line, the concentration of lower margin common equipment sales within a segment or product line, geographic mix and the mix of customers and services in a given fiscal quarter. Gross margin can also be affected by our introduction of new products, charges for excess and obsolete inventory, changes in warranty costs and sales volume. We expect that gross margins will be subject to fluctuation based on our level of success in driving cost reductions, rationalizing our supply chain and consolidating third party contract manufacturers and distribution sites as part of our ongoing effort to optimize our operations. Gross margin can also be adversely affected by the competitive environment and level of pricing pressure we encounter. The combination of the recent period of uncertain market conditions, constraints on customer capital expenditures and increased competition has resulted in a heightened customer focus on pricing and return on network investment, as customers address network traffic growth and strive to increase revenue and profit. While competition is intense across our segments, our exposure to pricing pressure has been most severe in metro and core applications for our Packet-Optical Transport platforms, particularly in international markets. As a result, in an effort to retain or secure customers, enter new markets or capture market share, in the past we have and in the future we may agree to pricing or other unfavorable commercial terms that result in lower or negative gross margins on a particular order or group of orders. Because Packet-Optical Transport and international revenue comprise a greater percentage of our overall revenue than in prior periods, these market dynamics may adversely affect our gross margins and results of operations in certain periods.

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
The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Quarter Ended April 30,				Increase
	2011	%*	2012	%*	(decrease)	%**
Total revenue	$417,894	100.0	$477,617	100.0	$59,723	14.3
Total cost of goods sold	252,061	60.3	294,676	61.7	42,615	16.9
Gross profit	$165,833	39.7	$182,941	38.3	$17,108	10.3
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2011 to 2012

	Quarter Ended April 30,				Increase
	2011	%*	2012	%*	(decrease)	%**
Product revenue	$336,026	100.0	$384,726	100.0	$48,700	14.5
Product cost of goods sold	202,665	60.3	234,372	60.9	31,707	15.6
Product gross profit	$133,361	39.7	$150,354	39.1	$16,993	12.7
_____________________________________
*    Denotes % of product revenue
**    Denotes % change from 2011 to 2012

	Quarter Ended April 30,				Increase
	2011	%*	2012	%*	(decrease)	%**
Service revenue	$81,868	100.0	$92,891	100.0	$11,023	13.5
Service cost of goods sold	49,396	60.3	60,304	64.9	10,908	22.1
Service gross profit	$32,472	39.7	$32,587	35.1	$115	0.4
_____________________________________
*    Denotes % of services revenue
**    Denotes % change from 2011 to 2012

•	Gross profit as a percentage of revenue decreased as a result of the factors described below.

•	Gross profit on products as a percentage of product revenue decreased due to a higher concentration of Packet-Optical Transport revenue and international revenue.

•
Gross profit on services as a percentage of services revenue decreased primarily due to a higher concentration of revenue from lower margin, installation and deployment services for international solutions-based projects.

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

Amortization of intangible assets primarily reflects purchased technology and customer relationships from our acquisitions.
The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Quarter Ended April 30,				Increase
	2011	%*	2012	%*	(decrease)	%**
Research and development	$99,624	23.8	$90,399	18.9	$(9,225)	(9.3)
Selling and marketing	61,768	14.8	62,517	13.1	749	1.2
General and administrative	32,480	7.8	27,080	5.7	(5,400)	(16.6)
Acquisition and integration costs	10,741	2.6	(410)	(0.1)	(11,151)	(103.8)
Amortization of intangible assets	13,674	3.3	12,967	2.7	(707)	(5.2)
Restructuring costs	3,164	0.8	1,851	0.4	(1,313)	(41.5)
Total operating expenses	$221,451	53.1	$194,404	40.7	$(27,047)	(12.2)
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2011 to 2012

•
Research and development expense benefited from $2.7 million as a result of foreign exchange rates, primarily due to the strengthening of the U.S. dollar in relation to the Canadian dollar and the Indian Rupee. The $9.2 million decrease primarily reflects decreases of $4.8 million in employee compensation and related costs, $1.4 million in professional services and $1.0 million in depreciation expense, as well as a benefit of $1.5 million related to a conditional grant from the Province of Ontario. Under this strategic jobs investment fund grant, we can receive up to an aggregate of C$25.0 million in funding for eligible costs relating to certain next-generation, coherent optical transport development initiatives over the period from fiscal 2011 to fiscal 2015. We anticipate receiving future disbursements, approximating C$5.0 million per fiscal year over the period above. Amounts received under the grant are subject to recoupment in the event that we fail to achieve certain minimum investment, employment and project milestones.

•
Selling and marketing expense benefited from $1.2 million due to foreign exchange rates, primarily due to the strengthening of the U.S. dollar in relation to the Euro and the Canadian dollar. The $0.7 million increase primarily reflects a $0.6 million increase in facilities and information systems expense.

•	General and administrative expense decreased by $2.5 million in employee compensation and related costs and $2.0 million in professional services.

•
Acquisition and integration costs principally consist of transaction, consulting and third party service fees related to the acquisition and integration of the MEN Business. This integration activity was substantially completed in the first half of fiscal 2011.

•	Amortization of intangible assets decreased due to certain intangible assets acquired from the MEN Business having reached the end of their economic lives during fiscal 2011.

•	Restructuring costs primarily reflect certain severance and related expense associated with headcount reductions and restructuring activities.
Other items
The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Quarter Ended April 30,				Increase
	2011	%*	2012	%*	(decrease)	%**
Interest and other income (loss), net	$4,229	1.0	$(4,387)	(0.9)	$(8,616)	(203.7)
Interest expense	$9,406	2.3	$9,646	2.0	$240	2.6
Provision for income taxes	$1,891	0.5	$2,284	0.5	$393	20.8
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2011 to 2012

•
Interest and other income (loss), net decreased due to decreases of $5.8 million in non-cash gains related to the change in fair value of the embedded redemption feature associated with our 4.0% convertible senior notes due March 15, 2015 and $3.0 million related to the effect of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency.

•	Interest expense remained relatively unchanged.

•	Provision for income taxes increased primarily due to increased foreign taxes.

Six months ended April 30, 2011 compared to the six months ended April 30, 2012
Revenue
The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Six Months Ended April 30,				Increase
	2011	%*	2012	%*	(decrease)	%**
Revenue:
Packet-Optical Transport	$559,116	65.7	$584,295	65.3	$25,179	4.5
Packet-Optical Switching	66,541	7.8	74,435	8.3	7,894	11.9
Carrier-Ethernet Solutions	58,559	6.9	52,553	5.9	(6,006)	(10.3)
Software and Services	166,986	19.6	183,019	20.5	16,033	9.6
Consolidated revenue	$851,202	100.0	$894,302	100.0	$43,100	5.1
_____________________________
*    Denotes % of total revenue
**    Denotes % change from 2011 to 2012

•
Packet-Optical Transport revenue increased reflecting a $96.6 million increase in sales of our 6500 Packet-Optical Platform, largely driven by service provider demand for high-capacity, optical transport, including coherent 40G and 100G network infrastructures. This increase was partially offset by sales decreases of $20.8 million in our 4200 Advanced Services Platform, $14.7 million of 5100/5200 Advanced Services Platform, $13.6 million of CPL, $13.5 million in legacy transport products and $8.9 million in in 6100 Multiservice Optical Platform.

•
Packet-Optical Switching revenue increased reflecting a $6.4 million increase in sales of our 5430 Reconfigurable Switching System and a $3.9 million increase in sales of the OTN configuration for the 5410 Reconfigurable Switching System. These increases were partially offset by a decrease of $2.5 million in sales of our CoreDirector®

Multiservice Optical Switches.

•
Carrier-Ethernet Solutions revenue decreased reflecting decreases of $10.2 million in sales of legacy products. and $4.5 million in sales of our 5410 Service Aggregation Switch to support wireless backhaul, Ethernet business services and residential broadband applications. These decreases were partially offset by an $8.6 million increase in sales of our 3000 and 5000 families of service delivery and aggregation switches.

•
Software and Services revenue increased primarily due to increases of $7.8 million in installation, deployment and consulting services, $5.3 million in maintenance support revenue and $2.9 million is software sales.

Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Six Months Ended April 30,				Increase
	2011	%*	2012	%*	(decrease)	%**
United States	$451,150	53.0	$485,746	54.3	$34,596	7.7
International	400,052	47.0	408,556	45.7	8,504	2.1
Total	$851,202	100.0	$894,302	100.0	$43,100	5.1
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2011 to 2012

•
United States revenue increased primarily due to a $19.2 million increase in sales of Packet-Optical Transport products, a $12.3 million increase in Packet-Optical Switching products and a $12.3 million increase in Software and Services revenue. These increases were partially offset by a $9.1 million decrease in Carrier-Ethernet Solutions sales.

•
International revenue increased primarily due to a $6.0 million increase in Packet-Optical Transport revenue, a $3.8 million increase in Software and Services revenue and $3.1 million increase in Carrier-Ethernet Solutions sales. These increases were partially offset by a $4.4 million decrease in Packet-Optical Switching sales.

Cost of Goods Sold and Gross Profit

The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Six Months Ended April 30,				Increase
	2011	%*	2012	%*	(decrease)	%**
Total revenue	$851,202	100.0	$894,302	100.0	$43,100	5.1
Total cost of goods sold	516,863	60.7	543,605	60.8	26,742	5.2
Gross profit	$334,339	39.3	$350,697	39.2	$16,358	4.9
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2011 to 2012

	Six Months Ended April 30,				Increase
	2011	%*	2012	%*	(decrease)	%**
Product revenue	$688,453	100.0	$718,399	100.0	$29,946	4.3
Product cost of goods sold	417,066	60.6	432,124	60.2	15,058	3.6
Product gross profit	$271,387	39.4	$286,275	39.8	$14,888	5.5
_____________________________________
*    Denotes % of product revenue
**    Denotes % change from 2011 to 2012

	Six Months Ended April 30,				Increase
	2011	%*	2012	%*	(decrease)	%**
Service revenue	$162,749	100.0	$175,903	100.0	$13,154	8.1
Service cost of goods sold	99,797	61.3	111,481	63.4	11,684	11.7
Service gross profit	$62,952	38.7	$64,422	36.6	$1,470	2.3
_____________________________________
*    Denotes % of services revenue
**    Denotes % change from 2011 to 2012

•	Gross profit as a percentage of revenue decreased as a result of the factors described below.

•
Gross profit on products as a percentage of product revenue increased due to higher margin on Packet-Optical Transport products, partially offset by increased provisions for inventory excess and obsolescence. Gross profit for the first six months of fiscal 2011 also benefited from a $6.9 million reduction in warranty provision due to our consolidation of certain support operations and processes that resulted in lower costs to service future warranty obligations. The reduction was partially offset by a higher cost of goods sold of $5.7 million in fiscal 2011 due to the required revaluation of acquired finished goods inventory of the MEN Business to fair value.

•	Gross profit on services as a percentage of services revenue decreased due to a higher concentration of lower margin installation and deployment services for international solutions-based projects.
Operating Expense
The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Six Months Ended April 30,				Increase
	2011	%*	2012	%*	(decrease)	%**
Research and development	$195,414	23.0	$180,063	20.1	$(15,351)	(7.9)
Selling and marketing	118,860	14.0	126,928	14.2	8,068	6.8
General and administrative	70,794	8.3	56,480	6.3	(14,314)	(20.2)
Acquisition and integration costs	34,926	4.1	(146)	0.0	(35,072)	(100.4)
Amortization of intangible assets	42,458	5.0	26,438	3.0	(16,020)	(37.7)
Restructuring costs	4,686	0.6	3,573	0.4	(1,113)	(23.8)
Change in fair value of contingent consideration	(3,289)	(0.4)	—	0.0	3,289	(100.0)
Total operating expenses	$463,849	54.6	$393,336	44.0	$(70,513)	(15.2)
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2011 to 2012

•
Research and development expense benefited from $4.1 million as a result of foreign exchange rates, primarily due to the strengthening of the U.S. dollar in relation to the Canadian dollar and the Indian Rupee. The $15.4 million decrease primarily reflects decreases of $5.6 million in employee compensation and related costs, $3.1 million in prototype expense, $1.6 million in depreciation expense and $1.0 million in professional services as well as a benefit of $3.0 million related to a conditional grant from the Province of Ontario. Under this strategic jobs investment fund grant, we can receive up to an aggregate of C$25.0 million in funding for eligible costs relating to certain next-generation, coherent optical transport development initiatives over the period from fiscal 2011 to fiscal 2015. We anticipate receiving future disbursements, approximating C$5.0 million per fiscal year over the period above. Amounts received under the grant are subject to recoupment in the event that we fail to achieve certain minimum investment, employment and project milestones.

•
Selling and marketing expense benefited from $1.5 million due to foreign exchange rates, primarily due to the strengthening of the U.S. dollar in relation to the Euro and the Canadian dollar. The $8.1 million increase primarily reflects increases of $7.6 million in employee compensation.

•
General and administrative expense decreased by $7.6 million in professional services, $6.3 million in facilities and information systems expense, and $1.1 million in employee compensation and related costs.

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

Other items
The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Six Months Ended April 30,				Increase
	2011	%*	2012	%*	(decrease)	%**
Interest and other income (loss), net	$10,494	1.2	$(9,274)	(1.0)	$(19,768)	(188.4)
Interest expense	$(18,956)	2.2	$(19,216)	2.1	$(260)	1.4
Provision for income taxes	$3,770	0.4	$4,304	0.5	$534	14.2
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2011 to 2012

•
Interest and other income (loss), net decreased due to a $4.7 million non-cash loss in fiscal 2012 related to the change in fair value of the embedded redemption feature associated with our 4.0% convertible senior notes due March 15, 2015 as compared to a $9.2 million non-cash gain in fiscal 2011. Interest and other income (loss), net was also reduced by $5.7 million related to the effect of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency.

•	Interest expense remained relatively unchanged.

•	Provision for income taxes increased primarily due to increased foreign taxes.

Segment Profit (Loss)

The tables below (in thousands, except percentage data) sets forth the changes in our segment profit (loss) for the respective periods:

	Quarter Ended April 30,
	2011	2012	Increase (decrease)	%*
Segment profit (loss):
Packet-Optical Transport	$36,506	$68,008	$31,502	86.3
Packet-Optical Switching	$8,487	$6,342	$(2,145)	(25.3)
Carrier-Ethernet Solutions	$3,497	$(4,927)	$(8,424)	(240.9)
Software and Services	$17,719	$23,119	$5,400	30.5
_____________________________________
*    Denotes % change from 2011 to 2012

•	Packet-Optical Transport segment profit increased primarily due to decreased research and development costs and increased gross margin and sales volume.

•
Packet-Optical Switching segment profit decreased primarily due to a reduction in sales of CoreDirector® Multiservice Optical Switches and selling efforts to capture market share, secure new customers and enter new geographies with our 5430 Reconfigurable Switching System and its OTN configuration for the 5410 Reconfigurable Switching System.

•	Carrier-Ethernet Solutions segment profit decreased primarily due to reduced sales of higher margin legacy products and increased research and development costs.

•	Software and Services segment profit increased primarily due to increased sales volume and decreased research and development costs.

	Six Months Ended April 30,
	2011	2012	Increase (decrease)	%*
Segment profit (loss):
Packet-Optical Transport	$75,532	$115,146	$39,614	52.4
Packet-Optical Switching	$21,364	$23,523	$2,159	10.1
Carrier-Ethernet Solutions	$5,890	$(11,034)	$(16,924)	(287.3)
Software and Services	$36,139	$42,999	$6,860	19.0
_____________________________________
*    Denotes % change from 2011 to 2012

•	Packet-Optical Transport segment profit increased primarily due to decreased research and development costs and increased gross margin and sales volume.

•
Packet-Optical Switching segment profit increased primarily due to increased sales volume and lower research and development costs, partially offset by an unfavorable product mix primarily due to a reduction in sales of CoreDirector® Multiservice Optical Switches and an increased concentration of sales of 5430 Reconfigurable Switching System and its OTN configuration for the 5410 Reconfigurable Switching System.

•	Carrier-Ethernet Solutions segment profit decreased primarily due to reduced sales of higher margin legacy products and increased research and development costs.

•	Software and Services segment profit increased primarily due to increased sales volume and lower research and development costs.

Liquidity and Capital Resources
At April 30, 2012, our principal sources of liquidity were cash and cash equivalents and short-term investments in marketable debt securities, representing U.S. treasuries. The following table summarizes our cash and cash equivalents and short-term and long-term investments (in thousands):

	October 31, 2011	April 30, 2012	Increase (decrease)
Cash and cash equivalents	$541,896	$585,547	$43,651
Short-term investments in marketable debt securities	—	50,166	50,166
Long-term investments in marketable debt securities	50,264	—	(50,264)
Total cash and cash equivalents and investments in marketable debt securities	$592,160	$635,713	$43,553

The increase in total cash and cash equivalents and investments in marketable debt securities during the first six months of fiscal 2012 was primarily related to the following:

•	$73.4 million cash generated from operations, consisting of $46.9 million provided by net losses (adjusted for non-cash charges) and $26.5 million provided by working capital; and

•	$5.7 million from stock issuances under our employee stock purchase plan and the exercise of stock options.

These increases were partially offset by $16.2 million used for purchases of equipment, furniture, fixtures and intellectual property and $17.2 million transferred to restricted cash as collateral for our standby letters of credit.

We regularly evaluate our liquidity position, debt obligations, and anticipated cash needs to fund our operating plans and may consider capital raising and other market opportunities that may be available to us. Based on past performance and current expectations, we believe that our cash, cash equivalents and investments will satisfy our working capital needs, capital expenditures, the repayment of our outstanding 0.25% convertible senior notes due May 1, 2013 and other liquidity requirements associated with our existing operations through at least the next 12 months.
The following sections set forth the components of our $73.4 million of cash generated by operating activities during the first six months of fiscal 2012:
     Net loss (adjusted for non-cash charges)
The following tables set forth (in thousands) our net loss (adjusted for non-cash charges) during the period:

Six months ended
April 30, 2012
Net loss	$(75,433)
Adjustments for non-cash charges:
Amortization of premium on marketable securities	(26)
Change in fair value of embedded redemption feature	4,730
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	29,079
Share-based compensation costs	16,830
Amortization of intangible assets	37,865
Deferred tax benefit	(46)
Provision for inventory excess and obsolescence	13,982
Provision for warranty	16,615
Other	3,335
Net losses (adjusted for non-cash charges)	$46,931

Working Capital

Accounts Receivable, Net

Cash provided by accounts receivable during the first six months of fiscal 2012, net of $1.1 million in provision for doubtful accounts, was $19.1 million. Our days sales outstanding (DSOs) decreased from 83 days for the first six months of fiscal 2011 to 80 days for the first six months of fiscal 2012.

The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts, from the end of fiscal 2011 through the end of the second quarter of fiscal 2012:

	October 31, 2011	April 30, 2012	Increase (decrease)
Accounts receivable, net	$417,509	$397,291	$(20,218)

Inventory

Cash used by inventory during the first six months of fiscal 2012 was $26.6 million. Our inventory turns increased from 2.9 turns during the first six months of fiscal 2011 to 3.6 turns during the first six months of fiscal 2012. During the first six months of fiscal 2012, changes in inventory reflect an $14.0 million reduction related to a non-cash provision for excess and obsolescence. The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2011 through the end of the second quarter of fiscal 2012:

	October 31, 2011	April 30, 2012	Increase (decrease)
Raw materials	$45,333	$40,012	$(5,321)
Work-in-process	13,851	12,542	(1,309)
Finished goods	134,998	163,414	28,416
Deferred cost of goods sold	67,665	64,478	(3,187)
Gross inventory	261,847	280,446	18,599
Provision for inventory excess and obsolescence	(31,771)	(37,722)	(5,951)
Inventory	$230,076	$242,724	$12,648

Prepaid expense and other

Cash generated by prepaid expense and other during the first six months of fiscal 2012 was $19.6 million, primarily related to decreases in prepaid taxes and product demonstration units, partially offset by increases in other non-trade receivables and deferred deployment expense.

Accounts payable, accruals and other obligations

Cash generated by accounts payable, accruals and other obligations during the first six months of fiscal 2012 was $8.3 million. Changes in accrued liabilities reflect a $16.6 million non-cash provision related to warranties. In addition, changes in accrued liabilities and other obligations reflects an increase of $3.8 million for financing activities related to unpaid capital leases. Changes in accounts payable reflects a decrease of $2.4 million for investing activities related to equipment purchases.

The following table sets forth (in thousands) changes in our accounts payable, accruals and other obligations from the end of fiscal 2011 through the end of the second quarter of fiscal 2012:

	October 31, 2011	April 30, 2012	Increase (decrease)
Accounts payable	$157,116	$174,176	$17,060
Accrued liabilities	197,004	203,956	6,952
Other long-term obligations	17,263	19,550	2,287
Accounts payable, accruals and other obligations	$371,383	$397,682	$26,299

Interest Paid on Convertible Notes

Interest on our outstanding 0.25% convertible senior notes, due May 1, 2013, is payable on May 1 and November 1 of each year. We paid $0.3 million in interest on these convertible notes during the first six months of fiscal 2012.

Interest on our outstanding 4.0% convertible senior notes, due March 15, 2015, is payable on March 15 and September 15 of each year. We paid $7.5 million in interest on these convertible notes during the first six months of fiscal 2012.

Interest on our outstanding 0.875% convertible senior notes, due June 15, 2017, is payable on June 15 and December 15 of each year. We paid $2.2 million in interest on these convertible notes during the first six months of fiscal 2012.

Interest on our outstanding 3.75% convertible senior notes, due October 15, 2018, is payable on April 15 and October 15 of each year. We paid $6.5 million in interest on these convertible notes during the first six months of fiscal 2012.

For additional information about our convertible notes, see Note 13 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Deferred revenue

Deferred revenue increased by $6.0 million during the first six months of fiscal 2012. Product deferred revenue represents payments received in advance of shipment and payments received in advance of our ability to recognize revenue. Services deferred revenue is related to payment for service contracts that will be recognized over the contract term. The following table reflects (in thousands) the balance of deferred revenue and the change in this balance from the end of fiscal 2011 through the first six months of fiscal 2012:

	October 31, 2011	April 30, 2012	Increase (decrease)
Products	$42,915	$42,635	$(280)
Services	80,883	87,199	6,316
Total deferred revenue	$123,798	$129,834	$6,036

Contractual Obligations

During fiscal 2012, we entered into a lease for a new headquarters in Hanover, Maryland. This increased our operating lease commitments by approximately $64.9 million in the table below as compared to October 31, 2011. The following is a summary of our future minimum payments under contractual obligations as of April 30, 2012 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Interest due on convertible notes	$155,186	$33,041	$65,270	$35,000	$21,875
Principal due at maturity on convertible notes	1,441,210	—	216,210	375,000	850,000
Operating leases (1)	163,642	32,125	50,537	27,073	53,907
Capital leases	5,223	2,208	3,015	—	—
Purchase obligations (2)	207,513	207,513	—	—	—
Total (3)	$1,972,774	$274,887	$335,032	$437,073	$925,782
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

(3)
As of April 30, 2012, we also had approximately $9.3 million of other long-term obligations in our Condensed Consolidated Balance Sheet for unrecognized tax positions that are not included in this table because the timing or amount of any cash settlement with the respective tax authority cannot be reasonably estimated.

Some of our commercial commitments, including some of the future minimum payments in operating leases set forth above and certain commitments to customers, are secured by standby letters of credit collateralized by restricted cash. Restricted cash balances are included in other current assets or other long-term assets depending upon the duration of the underlying letter of credit obligation. The following is a summary, as of April 30, 2012, of our commitments secured by standby letters of credit by expiration date (in thousands):

	Total	Less than one year	One to three years	Three to five years
Standby letters of credit	$69,622	$64,287	$4,245	$1,090

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

Our total deferred revenue for products was $42.9 million and $42.6 million as of October 31, 2011 and April 30, 2012, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $80.9 million and $87.2 million as of October 31, 2011 and April 30, 2012, respectively.

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

Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measure of estimated fair value of our share-based compensation. See Note 15 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of April 30, 2012, total unrecognized compensation expense was $63.5 million: (i) $0.4 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 0.6 year; and (ii) $63.1 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.5 years.

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
For fiscal 2012, the Compensation Committee has approved an annual cash incentive arrangement generally applicable to full-time employees excluding commissioned salespersons, with the aggregate amount of any awards payable dependent upon the achievement of certain financial and operational goals for fiscal 2012. Given that the awards are generally contingent upon achieving annual objectives, the payment of cash incentive awards is not expected to be made until after fiscal year-end results are finalized. As a result, the expense that we accrue for incentive compensation in any interim period in fiscal 2012 is based upon estimates of expected financial results for the year and expected performance against relevant operating objectives. Because assessing actual performance against many of these objectives cannot generally occur until at or near fiscal year-end, determining the amount of expense that we incur in our interim financial statements for incentive compensation involves management judgment. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are higher or lower than expected. We incurred an aggregate of $10.8 million of expense in the first six months of fiscal 2012 associated with our cash incentive bonus plan for fiscal 2012.
Reserve for Inventory Obsolescence

We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. Upon recognition of the write down, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In an effort to limit our exposure to delivery delays and to satisfy customer needs we purchase inventory based on forecasted sales across our product lines. In addition, part of our research and development strategy is to promote the convergence of similar features and functionalities across our product lines. Each of these practices exposes us to the risk that our customers will not order products for which we have forecasted sales, or will purchase less than we have forecasted. Historically, we have experienced write downs due to changes in strategic direction, discontinuance of a product and declines in market conditions. If actual market conditions worsen or differ from those we have assumed, if there is a sudden and significant decrease in demand for our products, or if there is a higher incidence of inventory obsolescence due to a rapid change in technology, we may be required to take additional inventory write-downs, and our gross margin could be adversely affected. We recorded charges for excess and obsolete inventory of $6.4 million and $14.0 million in the first six months of fiscal 2011 and 2012, respectively. The charges in fiscal 2011 were primarily related to excess inventory due to a change in forecasted sales across our product line. The charges in fiscal 2012 were primarily related to engineering design changes and the discontinuance of certain parts and components used in the manufacture of our Packet-Optical Transport and Packet-Optical Switching products. Our inventory net of allowance for excess and obsolescence was $230.1 million and $242.7 million as of October 31, 2011 and April 30, 2012, respectively.

Allowance for Doubtful Accounts Receivable

Our allowance for doubtful accounts receivable is based on management's assessment, on a specific identification basis, of the collectibility of customer accounts. We perform ongoing credit evaluations of our customers and generally have not required collateral or other forms of security from customers. In determining the appropriate balance for our allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectibility. In doing so, we consider creditworthiness, payment history, account activity and communication with such customer. If a customer's financial condition changes, or if actual defaults are higher than our historical experience, we may be required to take a charge for an allowance for doubtful accounts receivable which could have an adverse impact on our results of operations. Our accounts receivable, net of allowance for doubtful accounts, was $417.5 million and $397.3 million as of October 31, 2011 and April 30, 2012, respectively. Our allowance for doubtful accounts was $0.7 million and $1.7 million as of October 31, 2011 and April 30, 2012, respectively.

Long-lived Assets

Our long-lived assets include: equipment, furniture and fixtures; finite-lived intangible assets; and maintenance spares. As of October 31, 2011 and April 30, 2012 these assets totaled $504.6 million and $461.7 million, net, respectively. We test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets' carrying amount is not recoverable from its undiscounted cash flows. Our long-lived assets are assigned to asset groups which represents the lowest level for which we identify cash flows.

Deferred Tax Valuation Allowance

As of April 30, 2012, we have recorded a valuation allowance offsetting nearly all our net deferred tax assets of $1.5 billion. When measuring the need for a valuation allowance, we assess both positive and negative evidence regarding the realizability of these deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as our operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, our cumulative loss during this three-year period represents sufficient negative evidence regarding the need for nearly a full valuation allowance. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income or as an adjustment to paid-in capital, based on tax ordering requirements.

Warranty

Our liability for product warranties, included in other accrued liabilities, was $47.3 million and $51.1 million as of October 31, 2011 and April 30, 2012, respectively. Our products are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties was $5.6 million and $16.6 million for the first six months of fiscal 2011 and 2012, respectively. As a result of the substantial completion of integration activities related to the MEN Acquisition, we consolidated certain support operations and processes during the first quarter of fiscal 2011, resulting in a reduction in costs to service future warranty obligations. Due to this consolidation and resulting efficiencies, we expect to realize lower failure rate costs and accordingly reversed a $6.9 million non-cash loss contingency included in our warranty liability. The provision for warranty claims may fluctuate on a quarterly basis depending upon the mix of products and customers in that period. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. An increase in warranty claims or the related costs associated with satisfying these warranty obligations could increase our cost of sales and negatively affect our gross margin.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.

Interest Rate Sensitivity. We currently hold an investment in a U.S. Government obligation that matures in January 2013.  See Notes 4 and 5 to our Condensed Consolidated Financial Statements for information relating to investments and fair value.  This investment is sensitive to interest rate movements and its fair value will decline as interest rates rise and increase as interest rates decline. The estimated impact on this investment of a 100 basis point (1.0%) increase in interest rates across the yield curve from rates in effect as of the balance sheet date would be a $0.4 million decline in value.

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
With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in Canadian Dollars, British Pounds, Euros and Indian Rupees. During the first six months of fiscal 2012, approximately 49.4% of our operating expense was non-U.S. dollar denominated. If these currencies strengthen, costs reported in U.S. dollars will increase. During the first six months of fiscal 2012, research and development expense benefited from approximately $4.1 million, net of hedging, due to the strengthening of the U.S. dollar in relation to the Canadian Dollar in comparison to the first six months of fiscal 2011. Selling and marketing expense also benefited from $1.5 million due to foreign exchange rates, primarily due to the strengthening of the U.S. dollar in relation to the Euro and the Canadian dollar.

From time to time, we use foreign currency forward contracts to reduce part of the variability in certain forecasted non-U.S. dollar denominated cash flows. Generally, these derivatives are for maturities of 12 months or less and are designated as cash flow hedges. We consider several factors when evaluating hedges of our forecasted foreign currency exposures, such as significance of the exposure, offsetting economic exposures, potential costs of hedging, and the potential for hedge ineffectiveness. We do not enter into derivative transactions for purposes other than hedging economic exposures. During fiscal 2012, we entered into forward contracts to reduce the variability in our Canadian Dollar and Indian Rupee denominated operating expenses which principally relate to our research and development activities.

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

Additional factors that contribute to fluctuations in our revenue and operating results include:

•	broader macroeconomic conditions, including weakness and volatility in global markets, affecting our customers and their consumer and enterprise end users;

•	changes in capital spending by large communications service providers;

•	seasonal effects in our business;

•	order flow, the amount of backlog we maintain and our ability to recognize revenue relating to these sales;

•	the mix of revenue by product segment, geography and customer in any particular quarter;

•	the level of pricing pressure we encounter, particularly for our Packet-Optical Transport products which comprise a significant concentration of our revenue;

•	our level of sales of new, next-generation technology platforms across our segments; and

•
research and development investment and changes in material and labor costs, including our level of success in optimizing our resources, improving manufacturing efficiencies and achieving cost reductions in our supply chain.

Many factors affecting our results of operations are beyond our control, particularly in the case of large service provider orders and multi-vendor or multi-technology network infrastructure builds, where the achievement of certain thresholds for acceptance is subject to the readiness and performance of the customer or other providers, and changes in customer requirements or installation plans. The factors above may cause our revenue and operating results to fluctuate unpredictably from quarter to quarter. These fluctuations may cause our operating results to fall short of or significantly exceed the expectations of securities analysts or investors, which may cause volatility in our stock price .

We face intense competition that could hurt our sales and results of operations.
We face an extremely competitive market for sales of communications networking equipment, software and services and increased competition could result in pricing pressure, reduced demand, lower gross margins and the loss of market share that could harm our business and results of operations. Competition is particularly intense as we and our competitors more aggressively seek to displace incumbent equipment vendors at large carrier customers and secure new customers and additional market share for new, next-generation platforms. In an effort to secure customer opportunities and capture market share, we have in the past, and may in the future, agree to onerous commercial terms or pricing that result in low or negative gross margins on a particular order or group of orders. We expect this level of competition to continue and potentially increase, particularly in the U.S., as larger Chinese equipment vendors such as Huawei seek to gain market entry and other global competitors seek to retain incumbent positions with customers in the region.

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
Global markets have experienced a recent period of significant volatility that has resulted in heightened uncertainty and cautious customer behavior, particularly in Europe. Broad macroeconomic weakness and market volatility have previously resulted in sustained periods of decreased demand for our products and services that have adversely affected our operating results. Continuation of or an increase in macroeconomic weakness could result in:

•	reductions in customer capital spending and delay or deferral of network initiatives;

•	difficulty forecasting, budgeting and planning;

•	increased competition for fewer network projects and sales opportunities;

•	increased pricing pressure that may adversely affect revenue and gross margin;

•	higher overhead costs as a percentage of revenue;

•	tightening of credit markets to fund capital expenditures by our customers and us;

•	customer financial difficulty, including longer collection cycles and difficulties collecting accounts receivable; and

•	increased risk of charges relating to excess and obsolete inventories and the write-off of other intangible assets.
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

In an effort to drive cost reductions and further optimize Ciena's operations, we are working to rationalize our supply chain and consolidate third party contract manufacturers and distribution facilities. We are also actively pursuing additional opportunities for direct fulfillment of products from our manufacturers to our customers. These transitions are complex and there can be no assurance that these efforts, including any reallocation of third party manufacturing and sourcing, or our changes in fulfillment, will not ultimately result in additional costs or disruptions in our operations and business that affect our results of operations.

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

The market for communications networking equipment is characterized by rapidly evolving technologies and changes in market demand. We continually invest in research and development to sustain or enhance our existing products and develop or acquire new product technologies. Our current development efforts are focused upon enhancing our software applications, extending our OneConnect control plane across the 5400 and 6500 platform families, expanding packet applications on service delivery switches, aggregation switches, and packet-optical transport platforms, extending 40G and 100G capability across our portfolio, and introducing 400G transmission products. There is often a lengthy period between commencing these development initiatives and bringing a new or improved products to market. During this time, technology preferences, customer demand and the market for our products, or those introduced by our competitors, may move in directions we had not anticipated. There is no guarantee that our new products or enhancements will achieve market acceptance or that the timing of market adoption will be as predicted. There is a significant possibility, therefore, that some of our development decisions, including significant expenditures on acquisitions, research and development costs, or investments in technologies, will not turn out as anticipated, and that our investment in some projects will be unprofitable. There is also a possibility that we may miss a market opportunity because we failed to invest, or invested too late, in a technology, product or enhancement sought by our customers, or addressing growth markets or emerging customer segments or applications beyond our traditional customer base. Changes in market demand or investment priorities may also cause us to discontinue existing or planned development for new products or features, which can have a disruptive effect on our relationships with customers.  If we fail to make the right investments or fail to make them at the right time, our competitive position may suffer and our revenue and profitability could be harmed.
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
To avoid delays and meet customer demand for shorter delivery terms, we place orders with our contract manufacturers and suppliers to manufacture components and complete assemblies based in part on forecasts of customer demand. As a result, our inventory purchases expose us to the risk that our customers either will not order the products we have forecast, or will purchase fewer products than forecast. Market uncertainty can limit our visibility into customer spending plans and compound the difficulty of forecasting inventory at appropriate levels. Moreover, our customer purchase agreements generally do not include any minimum purchase commitment, and customers often have the right to modify, reduce or cancel purchase quantities. As a result, we may purchase inventory in anticipation of sales that ultimately do not occur. Historically, our inventory write-offs have resulted from the circumstances above. As features and functionalities converge across our product lines, and we introduce new products with overlapping feature sets, however, we face an additional risk that customers may forgo purchases of one product we have inventoried in favor of another product with similar functionality. We may also be exposed to the risk of inventory write offs as a result of certain supply chain initiatives including consolidation and transfer of key manufacturing activities. If we are required to write off or write down a significant amount of inventory, our results of operations for the period would be materially adversely affected.
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

At April 30, 2012, indebtedness on our outstanding convertible notes totaled approximately $1.4 billion in aggregate principal. Our indebtedness could have important negative consequences, including:

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

As of April 30, 2012, our balance sheet includes $461.7 million in long-lived assets, which includes $293.8 million of intangible assets. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These assumptions are used to forecast future, undiscounted cash flows. Given the significant uncertainty and instability of macroeconomic conditions in recent periods, forecasting future business is difficult and subject to modification. If actual market conditions differ or our forecasts change, we may be required to reassess long-lived assets and could record an impairment charge. Any impairment charge relating to long-lived assets would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results could be materially adversely affected in such period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

10.1	Amendment to Ciena Corporation 2008 Omnibus Incentive Plan dated March 21, 2012 (a)

10.2	Amended and Restated Employee Stock Purchase Plan dated March 21, 2012 (a)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Incorporated by reference to Ciena's Form 8-K filed March 23, 2012
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

Ciena Corporation
Date:	June 6, 2012	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	June 6, 2012	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)