Form 10-Q
period 2012-07-31
CIENA CORP
filed 2012-09-05
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
Commission file number: 0-21969
Ciena Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2725311 (I.R.S. Employer Identification No.)

7035 Ridge Road, Hanover, MD (Address of Principal Executive Offices)	21076 (Zip Code)

(410) 694-5700
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 24, 2012
common stock, $.01 par value	100,202,169

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended July 31,		Nine Months Ended July 31,
	2011	2012	2011	2012
Revenue:
Products	$350,030	$373,418	$1,038,483	$1,091,817
Services	85,283	100,672	248,032	276,575
Total revenue	435,313	474,090	1,286,515	1,368,392
Cost of goods sold:
Products	198,217	225,238	615,283	657,362
Services	52,199	67,531	151,996	179,012
Total cost of goods sold	250,416	292,769	767,279	836,374
Gross profit	184,897	181,321	519,236	532,018
Operating expenses:
Research and development	93,216	88,315	288,630	268,378
Selling and marketing	61,895	65,397	180,755	192,325
General and administrative	28,172	27,870	98,966	84,350
Acquisition and integration costs	4,822	6	39,748	(140)
Amortization of intangible assets	13,673	12,714	56,131	39,152
Restructuring costs	504	2,291	5,190	5,864
Change in fair value of contingent consideration	—	—	(3,289)	—
Total operating expenses	202,282	196,593	666,131	589,929
Loss from operations	(17,385)	(15,272)	(146,895)	(57,911)
Interest and other income (loss), net	(3,160)	(2,458)	7,334	(11,732)
Interest expense	(9,470)	(9,597)	(28,426)	(28,813)
Loss before income taxes	(30,015)	(27,327)	(167,987)	(98,456)
Provision for income taxes	1,435	2,490	5,205	6,794
Net loss	$(31,450)	$(29,817)	$(173,192)	$(105,250)
Basic net loss per common share	$(0.33)	$(0.30)	$(1.82)	$(1.06)
Diluted net loss per potential common share	$(0.33)	$(0.30)	$(1.82)	$(1.06)
Weighted average basic common shares outstanding	96,313	99,530	95,389	98,922
Weighted average dilutive potential common shares outstanding	96,313	99,530	95,389	98,922

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31, 2011	July 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$541,896	$617,232
Short-term investments	—	50,115
Accounts receivable, net	417,509	379,092
Inventories	230,076	245,043
Prepaid expenses and other	143,357	119,039
Total current assets	1,332,838	1,410,521
Long-term investments	50,264	—
Equipment, furniture and fixtures, net	122,558	118,568
Other intangible assets, net	331,635	275,670
Other long-term assets	114,123	110,502
Total assets	$1,951,418	$1,915,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$157,116	$205,662
Accrued liabilities	197,004	199,970
Deferred revenue	99,373	78,319
Convertible notes payable	—	216,210
Total current liabilities	453,493	700,161
Long-term deferred revenue	24,425	23,408
Other long-term obligations	17,263	26,052
Long-term convertible notes payable	1,442,364	1,225,898
Total liabilities	1,937,545	1,975,519
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 97,440,436 and 100,192,289 shares issued and outstanding	974	1,002
Additional paid-in capital	5,753,236	5,788,887
Accumulated other comprehensive income (loss)	31	(4,529)
Accumulated deficit	(5,740,368)	(5,845,618)
Total stockholders’ equity (deficit)	13,873	(60,258)
Total liabilities and stockholders’ equity (deficit)	$1,951,418	$1,915,261

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended July 31,
	2011	2012
Cash flows from operating activities:
Net loss	$(173,192)	$(105,250)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of discount on marketable securities	(25)	(39)
Change in fair value of embedded redemption feature	(3,380)	3,160
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	44,765	43,514
Share-based compensation costs	27,919	23,656
Amortization of intangible assets	76,567	55,965
Deferred tax provision (benefit)	—	(148)
Provision for inventory excess and obsolescence	11,461	19,071
Provision for warranty	10,538	23,495
Other	2,170	5,441
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(72,030)	37,223
Inventories	6,331	(34,038)
Prepaid expenses and other	(4,462)	10,890
Accounts payable, accruals and other obligations	(81,388)	35,632
Deferred revenue	22,241	(22,071)
Net cash provided by (used in) operating activities	(132,485)	96,501
Cash flows used in investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(41,138)	(33,000)
Restricted cash	(8,727)	3,546
Purchase of available for sale securities	(49,894)	—
Proceeds from sale of cost method investment	—	524
Receipt of contingent consideration related to business acquisition	16,394	—
Net cash used in investing activities	(83,365)	(28,930)
Cash flows from financing activities:
Repayment of capital lease obligations	—	(1,231)
Proceeds from issuance of common stock	13,183	12,022
Net cash provided by financing activities	13,183	10,791
Effect of exchange rate changes on cash and cash equivalents	312	(3,026)
Net increase (decrease) in cash and cash equivalents	(202,667)	78,362
Cash and cash equivalents at beginning of period	688,687	541,896
Cash and cash equivalents at end of period	$486,332	$617,232
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$18,869	$18,978
Cash paid during the period for income taxes, net	$1,781	$7,807
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$5,186	$2,686
Fixed assets acquired under capital leases	$1,268	$6,033

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

Out of Period Adjustments

During the third quarter of fiscal 2012, Ciena recorded out of period adjustments that increased its revenue by $4.6 million. The adjustments related to errors in the timing of recognition of revenue, for which all required criteria had been satisfied in prior periods. Specifically, revenues for fiscal 2010, fiscal 2011, the first quarter of fiscal 2012 and the second quarter of fiscal 2012 were understated by $1.5 million, $1.2 million, $1.8 million and $0.1 million, respectively. The cumulative effect of out of period adjustments for the first nine months of fiscal 2012 was a $2.7 million increase in revenue. Ciena has determined that these adjustments were not material to any prior annual or interim periods, and the resulting correction is not material to its expected annual results for fiscal 2012.

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
In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. In addition, tax authorities periodically audit Ciena's income tax returns. These audits examine significant tax filing positions, including the timing and amounts of deductions and the allocation of income tax expenses among tax jurisdictions. Ciena is currently under audit in India for 2007 and 2008, Mexico for 2007 and the United Kingdom for 2009. Management does not expect the outcome of these audits to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. Ciena's major tax jurisdictions and the earliest open tax years are as follows: United States (2009), United Kingdom (2006), Canada (2005) and India (2007). However, limited adjustments can be made to Federal tax returns in earlier years in order to reduce net operating loss carryforwards. Ciena classifies interest and penalties related to uncertain tax positions as a component of income tax expense. All of the uncertain tax positions, if recognized, would decrease the effective income tax rate.
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

Fair Value of Financial Instruments

The carrying value of Ciena's cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates fair market value due to the relatively short period of time to maturity. For information related to the fair value of Ciena's convertible notes, see Note 13 below.

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

Newly Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update that requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In December 2011, the portion of this guidance related to the presentation of the reclassifications of items out of accumulated other comprehensive income was deferred. The remainder of this guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Early adoption is permitted. Ciena will adopt in fiscal 2013 and does not expect this new guidance to have any impact on its financial condition, results of operations and cash flows.

In May 2011, the FASB issued an accounting standards update that amends current fair value measurement and disclosure guidance to converge with International Financial Reporting Standards (IFRS). This update provides improved comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.

This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Early application by public companies is not permitted. Ciena will adopt in fiscal 2013 and does not expect this new guidance to have any impact on its financial condition, results of operations and cash flows.

(3)	RESTRUCTURING COSTS
Ciena has undertaken a number of restructuring activities intended to reduce expense and better align its workforce and costs with market opportunities, product development and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the nine months ended July 31, 2012 (in thousands):

	Workforce reduction	Consolidation of excess facilities	Total
Balance at October 31, 2011	$160	$3,293	$3,453
Additional liability recorded	3,934	1,930	5,864
Cash payments	(3,262)	(1,306)	(4,568)
Balance at July 31, 2012	$832	$3,917	$4,749
Current restructuring liabilities	$832	$2,175	$3,007
Non-current restructuring liabilities	$—	$1,742	$1,742

The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the nine months ended July 31, 2011 (in thousands):

	Workforce reduction	Consolidation of excess facilities	Total
Balance at October 31, 2010	$1,576	$6,392	$7,968
Additional liability recorded	5,941	—	5,941
Adjustment to previous estimates	—	(751)	(751)
Cash payments	(5,800)	(1,723)	(7,523)
Balance at July 31, 2011	$1,717	$3,918	$5,635
Current restructuring liabilities	$1,717	$975	$2,692
Non-current restructuring liabilities	$—	$2,943	$2,943

(4)	MARKETABLE SECURITIES

As of the dates indicated, short-term and long-term investments are comprised of the following (in thousands):

	July 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$49,973	$142	$—	$50,115
Included in short-term investments	$49,973	$142	$—	$50,115

	October 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$49,933	$331	$—	$50,264
Included in long-term investments	$49,933	$331	$—	$50,264

The following table summarizes final legal maturities of debt investments at July 31, 2012 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$49,973	$50,115
Due in 1-2 years	—	—
	$49,973	$50,115

(5)	FAIR VALUE MEASUREMENTS

As of the date indicated, the following table summarizes the fair value of assets that are recorded at fair value on a recurring basis (in thousands):

	July 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
U.S. government obligations	$50,115	$—	$—	$50,115
Foreign currency forward contracts	—	34	—	34
Embedded redemption feature	—	—	3,860	3,860
Total assets measured at fair value	$50,115	$34	$3,860	$54,009

As of the date indicated, the assets above were presented on Ciena’s Condensed Consolidated Balance Sheet as follows (in thousands):

	July 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$50,115	$—	$—	$50,115
Prepaid expenses and other	—	34	—	34
Other long-term assets	—	—	3,860	3,860
Total assets measured at fair value	$50,115	$34	$3,860	$54,009

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
As of the dates indicated, the following table sets forth, in thousands, the reconciliation of changes in fair value measurements of Level 3 assets:

Level 3
Balance at October 31, 2011	$7,020
Issuances	—
Settlements	—
Changes in unrealized gain (loss)	(3,160)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at July 31, 2012	$3,860

(6)	ACCOUNTS RECEIVABLE

As of July 31, 2012, no single customer accounted for greater than 10% of accounts receivable. Allowance for doubtful accounts was $0.7 million and $1.5 million as of October 31, 2011 and July 31, 2012, respectively. Ciena has not historically experienced a significant amount of bad debt expense.

(7)	INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	October 31, 2011	July 31, 2012
Raw materials	$45,333	$37,976
Work-in-process	13,851	12,622
Finished goods	134,998	185,679
Deferred cost of goods sold	67,665	46,113
	261,847	282,390
Provision for excess and obsolescence	(31,771)	(37,347)
	$230,076	$245,043

Ciena writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand and market conditions. During the first nine months of fiscal 2012, Ciena recorded a provision for excess and obsolescence of $19.1 million, primarily related to engineering design changes and the discontinuance of certain parts and components used in the manufacture of our Packet-Optical Transport and Packet-Optical Switching products. Deductions from the provision for excess and obsolete inventory relate to disposal activities.

(8)	PREPAID EXPENSES AND OTHER
As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	October 31, 2011	July 31, 2012
Prepaid VAT and other taxes	$44,969	$35,320
Deferred deployment expense	17,839	15,586
Product demonstration equipment, net	46,996	32,552
Prepaid expenses	14,769	15,115
Restricted cash	12,533	7,974
Other non-trade receivables	6,251	12,492
	$143,357	$119,039

Depreciation of product demonstration equipment was $7.1 million and $6.0 million for the first nine months of fiscal 2011 and 2012, respectively.

(9)	EQUIPMENT, FURNITURE AND FIXTURES

As of the dates indicated, equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31, 2011	July 31, 2012
Equipment, furniture and fixtures	$396,310	$413,881
Leasehold improvements	50,380	56,107
	446,690	469,988
Accumulated depreciation and amortization	(324,132)	(351,420)
	$122,558	$118,568

Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements was $37.7 million and $37.5 million for the first nine months of fiscal 2011 and 2012, respectively.

(10)	OTHER INTANGIBLE ASSETS
As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	October 31, 2011			July 31, 2012
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Developed technology	$417,833	$(234,393)	$183,440	$417,833	$(268,498)	$149,335
Patents and licenses	46,538	(45,320)	1,218	46,538	(45,504)	1,034
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	323,573	(176,596)	146,977	323,573	(198,272)	125,301
Total other intangible assets	$787,944	$(456,309)	$331,635	$787,944	$(512,274)	$275,670

The amortization of finite-lived other intangible assets was $76.6 million and $56.0 million for the first nine months of fiscal 2011 and 2012, respectively. Expected future amortization of finite-lived other intangible assets for the fiscal years indicated is as follows (in thousands):

Period ended October 31,
2012 (remaining three months)	$18,532
2013	71,309
2014	57,151
2015	52,879
2016	52,879
Thereafter	22,920
$275,670

(11)	OTHER BALANCE SHEET DETAILS
As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	October 31, 2011	July 31, 2012
Maintenance spares inventory, net	$50,442	$53,764
Deferred debt issuance costs, net	23,481	19,529
Embedded redemption feature	7,020	3,860
Restricted cash	27,507	28,519
Other	5,673	4,830
	$114,123	$110,502

Deferred debt issuance costs are amortized using the straight line method, which approximates the effect of the effective interest rate method, through the maturity of the related debt. Amortization of debt issuance costs, which is included in interest expense, was $4.0 million and $4.0 million during the first nine months of fiscal 2011 and fiscal 2012, respectively.
As of the dates indicated, accrued liabilities are comprised of the following (in thousands):

	October 31, 2011	July 31, 2012
Warranty	$47,282	$51,633
Compensation, payroll related tax and benefits	51,808	41,719
Vacation	27,808	30,412
Current restructuring liabilities	664	3,007
Interest payable	4,248	9,916
Other	65,194	63,283
	$197,004	$199,970

The following table summarizes the activity in Ciena’s accrued warranty for the fiscal periods indicated (in thousands):

				Balance at
Nine months ended	Beginning			end of
July 31,	Balance	Provisions	Settlements	period
2011	$54,372	10,538	(19,205)	$45,705
2012	$47,282	23,495	(19,144)	$51,633
As a result of the substantial completion of integration activities related to Ciena's acquisition of the optical and carrier Ethernet assets of Nortel's Metro Ethernet Networks Business (the “MEN Business”), Ciena consolidated certain support operations and processes during the first quarter of fiscal 2011, resulting in a reduction in costs to service future warranty obligations. As a result of the lower expected costs, Ciena reduced its warranty liability by $6.9 million, which had the effect of reducing the provisions in the table above.
As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	October 31, 2011	July 31, 2012
Products	$42,915	$23,081
Services	80,883	78,646
	123,798	101,727
Less current portion	(99,373)	(78,319)
Long-term deferred revenue	$24,425	$23,408

(12)	FOREIGN CURRENCY FORWARD CONTRACTS

During fiscal 2012, Ciena entered into forward contracts to reduce the variability in its Canadian Dollar and Indian Rupee denominated expense, which principally relate to research and development activities. These derivative contracts have been designated as cash flow hedges and are immaterial for separate financial statement presentation.

(13)	CONVERTIBLE NOTES PAYABLE
The following table sets forth, in thousands, the carrying value and the estimated fair value of Ciena’s outstanding convertible notes:

	July 31, 2012
Description	Carrying Value	Fair Value(2)
0.25% Convertible Senior Notes due May 1, 2013	$216,210	$212,967
4.0% Convertible Senior Notes due March 15, 2015 (1)	375,898	422,415
0.875% Convertible Senior Notes due June 15, 2017	500,000	428,750
3.75% Convertible Senior Notes due October 15, 2018	350,000	391,563
	$1,442,108	$1,455,695

(1)	Includes unamortized bond premium related to embedded redemption feature

(2)	The fair value reported above is based on the quoted prices for the notes on the date above.

(14)	EARNINGS (LOSS) PER SHARE CALCULATION
The following table (in thousands except per share amounts) is a reconciliation of the numerator and denominator of the basic net income (loss) per common share (“Basic EPS”) and the diluted net income (loss) per potential common share (“Diluted EPS”). Basic EPS is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of (i) common shares outstanding, (ii) shares issuable upon vesting of restricted stock units, (iii) shares issuable under Ciena’s employee stock purchase plan and upon exercise of outstanding stock options, using the treasury stock method, and (iv) shares underlying Ciena’s outstanding convertible notes.

	Quarter Ended July 31,		Nine Months Ended July 31,
Numerator	2011	2012	2011	2012
Net loss	$(31,450)	$(29,817)	$(173,192)	$(105,250)

	Quarter Ended July 31,		Nine Months Ended July 31,
Denominator	2011	2012	2011	2012
Basic weighted average shares outstanding	96,313	99,530	95,389	98,922
Dilutive weighted average shares outstanding	96,313	99,530	95,389	98,922

	Quarter Ended July 31,		Nine Months Ended July 31,
EPS	2011	2012	2011	2012
Basic EPS	$(0.33)	$(0.30)	$(1.82)	$(1.06)
Diluted EPS	$(0.33)	$(0.30)	$(1.82)	$(1.06)

The following table summarizes the weighted average shares excluded from the calculation of the denominator for Basic and Diluted EPS due to their anti-dilutive effect for the fiscal years indicated (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2011	2012	2011	2012
Shares underlying stock options, restricted stock units and warrants	6,032	5,294	6,295	5,681
0.25% Convertible Senior Notes due May 1, 2013	5,470	5,470	5,470	5,470
4.00% Convertible Senior Notes due March 15, 2015	18,396	18,396	18,396	18,396
0.875% Convertible Senior Notes due June 15, 2017	13,108	13,108	13,108	13,108
3.75% Convertible Senior Notes due October 15, 2018	17,355	17,356	17,355	17,356
Total excluded due to anti-dilutive effect	60,361	59,624	60,624	60,011

(15)	SHARE-BASED COMPENSATION EXPENSE
Ciena maintains two active equity compensation plans, the 2008 Omnibus Incentive Plan (“2008 Plan”) and the Amended and Restated Employee Stock Purchase Plan (“ESPP”). These plans were approved by stockholders and are described in Ciena’s annual report on Form 10-K. In March 2012, Ciena stockholders approved the addition of 5.5 million additional shares of common stock for issuance under the 2008 Plan. As a result, the total number of shares authorized for issuance under the

2008 Plan is 18.5 million shares. As of July 31, 2012, approximately 7.0 million shares remained available for issuance under the 2008 Plan.
     Stock Options
Outstanding stock option awards to employees are generally subject to service-based vesting restrictions and vest incrementally over a four-year period. The following table is a summary of Ciena’s stock option activity for the period indicated (shares in thousands):

	Shares Underlying Options Outstanding	Weighted Average Exercise Price
Balance at October 31, 2011	3,690	$30.01
Granted	—	—
Exercised	(40)	5.78
Canceled	(329)	56.67
Balance at July 31, 2012	3,321	$27.66

The total intrinsic value of options exercised during the first nine months of fiscal 2011 and fiscal 2012 was $3.3 million and $0.3 million, respectively. There were no stock options granted by Ciena during the first nine months of fiscal 2011 and fiscal 2012.
The following table summarizes information with respect to stock options outstanding at July 31, 2012, based on Ciena’s closing stock price on the last trading day of Ciena’s third fiscal quarter of 2012 (shares and intrinsic value in thousands):

			Options Outstanding at				Vested Options at
			July 31, 2012				July 31, 2012
			Number	Weighted Average Remaining	Weighted		Number	Weighted Average Remaining	Weighted
Range of			of	Contractual	Average	Aggregate	of	Contractual	Average	Aggregate
Exercise			Underlying	Life	Exercise	Intrinsic	Underlying	Life	Exercise	Intrinsic
Price			Shares	(Years)	Price	Value	Shares	(Years)	Price	Value
$0.94	—	$16.31	334	5.36	$8.45	$2,519	283	5.07	$8.06	$2,246
$16.52	—	$17.29	393	2.95	16.68	—	391	2.94	16.68	—
$17.43	—	$24.50	534	2.79	20.47	—	533	2.79	20.47	—
$24.69	—	$28.28	409	4.24	26.99	—	409	4.24	26.99	—
$28.61	—	$31.43	269	2.84	29.75	—	269	2.84	29.75	—
$31.71	—	$32.55	512	0.57	31.72	—	512	0.57	31.72	—
$33.00	—	$37.10	347	4.75	35.17	—	347	4.75	35.17	—
$37.31	—	$47.32	489	2.20	44.83	—	489	2.2	44.83	—
$47.53	—	$55.79	32	1.07	49.35	—	32	1.07	49.35	—
$267.52	—	$267.52	2	0.15	267.52	—	2	0.15	267.52	—
$0.94	—	$267.52	3,321	3.01	$27.66	$2,519	3,267	2.95	$27.93	$2,246

     Assumptions for Option-Based Awards
Ciena recognizes the fair value of service-based options as share-based compensation expense on a straight-line basis over the requisite service period. Ciena did not grant any option-based awards during the first nine months of fiscal 2011 and fiscal 2012.
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
The following table is a summary of Ciena’s restricted stock unit activity for the period indicated, with the aggregate fair value of the balance outstanding at the end of each period, based on Ciena’s closing stock price on the last trading day of the relevant period (shares and aggregate fair value in thousands):

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Fair Value
Balance at October 31, 2011	4,298	$16.28	$59,399
Granted	2,250
Vested	(1,518)
Canceled or forfeited	(254)
Balance at July 31, 2012	4,776	$14.21	$76,365

The total fair value of restricted stock units that vested and were converted into common stock during the first nine months of fiscal 2011 and fiscal 2012 was $38.3 million and $21.4 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena during the first nine months of fiscal 2011 and fiscal 2012 was $20.16 and $11.00 respectively.

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

2003 Employee Stock Purchase Plan

In March 2012, Ciena stockholders approved an amendment and restatement of the ESPP, extending the term to January 24, 2023 and increasing by 5.0 million the number of shares authorized for issuance thereunder. Pursuant to the ESPP's “evergreen” provision, on December 31 of each year, the number of shares available under the ESPP increases by up to 0.6 million shares, provided that the total number of shares available at that time shall not exceed 8.2 million. Under the ESPP, eligible employees may enroll in a twelve-month offer period that begins in December and June of each year. Each offer period includes two six-month purchase periods. Employees may purchase a limited number of shares of the Company stock at 85% of the fair market value on either the day immediately preceding the offer date or the purchase date, whichever is lower. The ESPP is considered compensatory for purposes of share-based compensation expense. During the first nine months of fiscal 2012, Ciena issued 1.2 million shares under the ESPP. At July 31, 2012, 7.6 million shares remained available for issuance under the ESPP.

Share-Based Compensation Expense for Periods Reported

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2011	2012	2011	2012
Product costs	$579	$564	$1,658	$1,509
Service costs	511	332	1,516	1,136
Share-based compensation expense included in cost of sales	1,090	896	3,174	2,645
Research and development	2,423	1,841	7,591	6,067
Sales and marketing	2,736	2,589	8,871	8,510
General and administrative	2,882	1,547	8,023	6,485
Acquisition and integration costs	54	—	288	7
Share-based compensation expense included in operating expense	8,095	5,977	24,773	21,069
Share-based compensation expense capitalized in inventory, net	(152)	(48)	(28)	(58)
Total share-based compensation	$9,033	$6,825	$27,919	$23,656

As of July 31, 2012, total unrecognized share-based compensation expense was $56.3 million: (i) $0.3 million related to unvested stock options and expected to be recognized over a weighted-average period of 0.5 year, and (ii) $56.0 million related to unvested restricted stock units and expected to be recognized over a weighted-average period of 1.4 years.

(16)	COMPREHENSIVE LOSS

The components of comprehensive loss were as follows for the periods indicated (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2011	2012	2011	2012
Net loss	$(31,450)	$(29,817)	$(173,192)	$(105,250)
Change in unrealized gain (loss) on available-for-sale securities, net of tax	3	(40)	378	(119)
Change in unrealized gain (loss) on foreign currency forward contracts, net of tax	(88)	(214)	87	22
Change in accumulated translation adjustments	(4,290)	(2,250)	903	(4,462)
Total comprehensive loss	$(35,825)	$(32,321)	$(171,824)	$(109,809)

(17)	SEGMENT AND ENTITY WIDE DISCLOSURES
Segment Reporting
Ciena’s segments are discussed in the following product and service groupings:

•
Packet-Optical Transport — includes optical transport solutions that increase network capacity and enable more rapid delivery of a broader mix of high-bandwidth services. These products are used by network operators to facilitate the cost effective and efficient transport of voice, video and data traffic in core, regional, metro and access networks. Ciena's Packet-Optical Transport products support the efficient delivery of a wide variety of consumer-oriented network services, as well as key managed service and enterprise applications. Ciena's principal products in this segment include the 6500 Packet-Optical Platform, 4200 Advanced Services Platform, Corestream® Agility Optical Transport System, 5100/5200 Advanced Services Platform, Common Photonic Layer (CPL), and 6100 Multiservice Optical Platform. This segment also includes sales from legacy SONET/SDH, transport and data networking products, as well as certain enterprise-oriented transport solutions that support storage and LAN extension, interconnection of data centers, and virtual private networks. This segment also includes operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Consolidated Statement of Operations.

•	Packet-Optical Switching — includes optical switching platforms that enable automated optical infrastructures for the delivery of a wide variety of enterprise and consumer-oriented network services. Ciena's principal products in this segment include its family of CoreDirector® Multiservice Optical Switches, its 5430 Reconfigurable Switching System and its OTN configuration for the 5410 Reconfigurable Switching System. These products include multiservice, multi-protocol switching systems that consolidate the functionality of an add/drop multiplexer, digital cross-connect and packet switch into a single, high-capacity intelligent switching system. These products address both the core and metro segments of communications networks and support key managed services, Ethernet/TDM Private Line, Triple Play and IP services. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Consolidated Statement of Operations.

•
Carrier-Ethernet Solutions — principally includes Ciena's 3000 family of service delivery switches and service aggregation switches, the 5000 series of service aggregation switches, and its Carrier Ethernet packet configuration for the 5410 Service Aggregation Switch. These products support the access and aggregation tiers of communications networks and have principally been deployed to support wireless backhaul infrastructures and business data services. Employing sophisticated Carrier Ethernet switching technology, these products deliver quality of service capabilities, virtual local area networking and switching functions, and carrier-grade operations, administration, and maintenance features. This segment also includes legacy broadband products, including the CNX-5 Broadband DSL System (CNX-5), that transitions legacy voice networks to support Internet-based (IP) telephony, video services and DSL. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Consolidated Statement of Operations.

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

Segment Revenue

The table below (in thousands) sets forth Ciena’s segment revenue for the respective periods:

	Quarter Ended July 31,		Nine Months Ended July 31,
	2011	2012	2011	2012
Revenue:
Packet-Optical Transport	$266,551	$298,477	$825,667	$882,772
Packet-Optical Switching	40,682	37,786	107,223	112,221
Carrier-Ethernet Solutions	40,475	31,275	99,034	83,828
Software and Services	87,605	106,552	254,591	289,571
Consolidated revenue	$435,313	$474,090	$1,286,515	$1,368,392

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
The table below (in thousands) sets forth Ciena’s segment profit (loss) and the reconciliation to consolidated net income (loss) during the respective periods:

	Quarter Ended July 31,		Nine Months Ended July 31,
	2011	2012	2011	2012
Segment profit (loss):
Packet-Optical Transport	$51,827	$65,762	$127,359	$180,908
Packet-Optical Switching	12,783	2,732	34,147	26,255
Carrier-Ethernet Solutions	6,519	(201)	12,409	(11,235)
Software and Services	20,552	24,713	56,691	67,712
Total segment profit	91,681	93,006	230,606	263,640
Less: non-performance operating expenses
Selling and marketing	61,895	65,397	180,755	192,325
General and administrative	28,172	27,870	98,966	84,350
Acquisition and integration costs	4,822	6	39,748	(140)
Amortization of intangible assets	13,673	12,714	56,131	39,152
Restructuring costs	504	2,291	5,190	5,864
Change in fair value of contingent consideration	—	—	(3,289)	—
Add: other non-performance financial items
Interest expense and other income (loss), net	(12,630)	(12,055)	(21,092)	(40,545)
Less: Provision for income taxes	1,435	2,490	5,205	6,794
Consolidated net loss	$(31,450)	$(29,817)	$(173,192)	$(105,250)

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

	Quarter Ended July 31,		Nine Months Ended July 31,
	2011	2012	2011	2012
United States	$227,524	$237,288	$678,674	$723,034
Canada	43,815	49,042	128,770	137,129
Other International	163,974	187,760	479,071	508,229
Total	$435,313	$474,090	$1,286,515	$1,368,392

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

	October 31, 2011	July 31, 2012
United States	$60,848	$60,331
Canada	47,424	47,647
Other International	14,286	10,590
Total	$122,558	$118,568

For the periods below, customers accounting for at least 10% of Ciena’s revenue were as follows (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2011	2012	2011	2012
Company A	$75,068	n/a	$202,009	$195,308
Company B	n/a	n/a	131,721	n/a
Total	$75,068	$—	$333,730	$195,308

n/a	Denotes revenue representing less than 10% of total revenue for the period

(18)	COMMITMENTS AND CONTINGENCIES
Ontario Grant
Ciena was awarded a conditional grant from the Province of Ontario in June 2011. Under this strategic jobs investment fund grant, Ciena can receive up to an aggregate of C$25.0 million in funding for eligible costs relating to certain next-generation, coherent optical transport development initiatives over the period from November 1, 2010 to October 31, 2015. Ciena anticipates receiving disbursements, approximating C$5.0 million per fiscal year, over the period above. Amounts received under the grant are subject to recoupment in the event that Ciena fails to achieve certain minimum investment, employment and project milestones. As of July 31, 2012, Ciena has recorded a C$9.7 million benefit to date as a reduction in research and development expenses, of which C$4.4 million was recorded in the first nine months of fiscal 2012. Ciena believes it has complied with the conditions entitling it to this disbursement, of which C$5.0 million has been received.

Foreign Tax Contingencies

Ciena has received assessment notices from the Mexican tax authorities asserting deficiencies in payments between 2001 and 2005 related primarily to income taxes and import taxes and duties. Ciena has filed judicial petitions appealing these assessments. As of October 31, 2011 and July 31, 2012, Ciena had accrued liabilities of $1.4 million and $1.5 million related to these contingencies, which are reported as a component of other current accrued liabilities. As of July 31, 2012, Ciena estimates that it could be exposed to possible losses of up to $5.8 million, for which it has not accrued liabilities. Ciena has not accrued the additional income tax liabilities because it does not believe that such losses are probable. Ciena has not accrued the additional import taxes and duties because it does not believe the incurrence of such losses are probable. Ciena continues to evaluate the likelihood of probable and reasonably possible losses, if any, related to these assessments. As a result, future increases or decreases to accrued liabilities may be necessary and will be recorded in the period when such amounts are estimable and more likely than not (for income taxes) or probable (for non-income taxes).

In addition to the matters described above, Ciena is subject to various tax liabilities arising in the ordinary course of business. Ciena does not expect that the ultimate settlement of these liabilities will have a material effect on its results of operations, financial position or cash flows.

Litigation

On July 29, 2011, Cheetah Omni LLC filed a complaint in the United States District Court for the Eastern District of Texas against Ciena and several other defendants, alleging, among other things, that certain of the parties' products infringe upon multiple U.S. patents relating to certain reconfigurable optical add-drop multiplexer (ROADM) technologies. The complaint seeks injunctive relief and damages. On November 8, 2011, Ciena filed an answer and counterclaims to Cheetah Omni's amended complaint. The parties are currently engaged in discovery. Ciena believes that it has valid defenses to the lawsuit and intends to defend it vigorously.

On May 29, 2008, Graywire, LLC filed a complaint in the United States District Court for the Northern District of Georgia against Ciena and four other defendants, alleging, among other things, that certain of the parties' products infringe U.S. Patent 6,542,673 (the “'673 Patent”), relating to an identifier system and components for optical assemblies. The complaint seeks injunctive relief and damages. In July 2009, upon request of Ciena and certain other defendants, the U.S. Patent and Trademark Office (“PTO”) granted the defendants' inter partes application for reexamination with respect to certain claims of the '673 Patent, and the district court granted the defendants' motion to stay the case pending reexamination of all of the patents-in-suit. In December 2010, the PTO confirmed the validity of some claims and rejected the validity of other claims of the '673 Patent, to which Ciena and other defendants filed an appeal. On March 16, 2012, the PTO on appeal rejected multiple claims of the '673 Patent, including the two claims on which Ciena is alleged to infringe. Subsequently, the plaintiff requested a reopening of the prosecution of the '673 Patent, to which Ciena and the other defendants filed an opposition. The case currently remains stayed, and there can be no assurance as to whether or when the stay will be lifted.

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

 In addition to the matters described above, Ciena is subject to various legal proceedings and claims arising in the ordinary course of business, including claims against third parties that may involve a contractual indemnification obligations on the part of Ciena. Ciena does not expect that the ultimate costs to resolve these matters will have a material effect on its results of operations, financial position or cash flows.
Operating Lease Commitments

Ciena entered into a lease agreement dated November 3, 2011, with W2007 RDG Realty, L.L.C. relating to office space for its new corporate headquarters in Hanover, Maryland, consisting of an agreed-upon rentable area of approximately 154,100 square feet. The future minimal rental commitments to be paid over the 15-year lease term are approximately $64.9 million.

(19)	SUBSEQUENT EVENTS

On August 13, 2012 (the “Closing Date”), Ciena and certain of its subsidiaries, including Ciena Communications, Inc. and Ciena Canada, Inc. (with Ciena, collectively, the “Borrowers”), entered into asset-based lending (ABL) facility and executed an ABL Credit Agreement (the “Credit Agreement”) with the lenders party thereto, including Deutsche Bank AG New York Branch, as administrative agent and collateral agent (the “Agent”), Bank of America, N.A., as Syndication Agent, and Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association, as Co-Documentation Agents. The Credit Agreement provides for a senior secured asset-based revolving credit facility of up to $150 million (the “Credit Facility”). Ciena has the option to increase the total commitment under the Credit Facility to $200 million, subject to certain conditions, including obtaining commitments from one or more lenders. The Credit Agreement provides that the entire amount of the Credit Facility is available for issuances of letters of credit, and allows for both swingline loans, and Canadian dollar denominated loans to Ciena's Canadian subsidiary (the “Canadian Borrower”) in an amount not to exceed $20 million. Ciena principally expects to use the Credit Facility to support the issuance of letters of credit that arise in the ordinary course of its business and thereby to reduce its use of cash to support and collateralize these instruments.

Availability under the Credit Facility will be based upon monthly (or weekly, in certain cases) borrowing base certifications valuing the Borrowers' eligible inventory and eligible accounts receivable, as reduced by certain reserves in effect from time to time. Outstanding borrowings under the Credit Facility accrue interest at floating rates plus an applicable margin ranging from 2.00% to 2.50% for LIBOR rate loans, and 1.00% to 1.50% for base rate loans. The commitment fee payable on the unused portion of the Credit Facility equals 0.50% or 0.375% based on utilization of the Credit Facility and Borrowers will pay customary letter of credit fees.

The Credit Facility matures on August 13, 2015, provided that it will mature early on (i) January 31, 2013, if any of Ciena's 0.25% senior convertible notes due May 1, 2013 are then outstanding and Ciena is unable to meet certain financial criteria with respect to its cash position at that time, or (ii) December 15, 2014, if any of Ciena's 4.00% senior convertible notes due March 15, 2015 are then outstanding. On or about the Closing Date, Ciena transferred certain outstanding letters of credit with an undrawn face amount of approximately $41.0 million to the Credit Facility. There were no other amounts outstanding under the Credit Facility as of the Closing Date.

On the Closing Date, Ciena and Ciena Communications, Inc. entered into a U.S. Guaranty in favor of the Agent, providing an unconditional guaranty of all amounts owing under the Credit Facility. Ciena Canada entered into a similar guaranty in favor of the Agent with respect to the Canadian Borrower's obligations. These agreements may require additional subsidiary guarantors in the future. In addition, Ciena, the other domestic Borrowers and the Agent entered into a Security Agreement and a Pledge Agreement on the Closing Date. Pursuant to the Security Agreement and Pledge Agreement, the obligations of Ciena and the other domestic Borrowers and the guarantees by the domestic guarantors are secured by first priority security interests (subject only to customary permitted liens and certain other permitted liens) in substantially all current assets of Ciena, the other domestic Borrowers and the domestic guarantors, such property consisting of accounts receivable, inventory, cash, deposit and securities accounts, chattel paper, promissory notes and payment intangibles and, to the extent evidencing or otherwise related to such property, all general intangibles, licenses, letter of credit rights, commercial tort claims, instruments, supporting obligations and documents. Pursuant to a Canadian Security Agreement entered into on the Closing Date by and between Ciena Canada and the Agent, similar assets of the Canadian Borrower secure the obligations of the Canadian Borrower.

The Credit Agreement contains customary covenants that limit, absent lender approval, the ability of Ciena and certain of its affiliates to, among other things, pay cash dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, enter into certain acquisition transactions or transactions with affiliates, merge, dissolve, repay certain indebtedness, change the nature of Ciena's business, make investments or dispose of assets. In some cases, these restrictions are subject to certain negotiated exceptions or permit Ciena to undertake otherwise restricted activities if it satisfies certain required conditions. In addition, Ciena will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of four fiscal quarters when excess availability under the Credit Facility is less than the greater of (i) 12.5% of availability or (ii) $15,000,000. Ciena is also required to maintain at all times at least $200 million in the aggregate of unrestricted cash and cash equivalents.

If (x) excess availability under the Credit Facility is less than the greater of (i) 12.5% of availability or (ii) $15,000,000 or (y) there exists an event of default, amounts in any of the Borrowers' or subsidiary guarantors' designated core deposit accounts will be transferred daily into a blocked account held by the Agent and applied to reduce outstanding amounts under the Credit Facility.

The Credit Agreement contains customary events of default including, among other things, failure to pay obligations when due, initiation of bankruptcy or insolvency proceedings, defaults on certain other indebtedness, change of control, incurrence of certain material judgments that are not stayed, satisfied, bonded or discharged within 30 days, certain ERISA events, invalidity of the credit documents, and violation of affirmative and negative covenants or breach of representations and warranties set forth in the Credit Agreement. Upon an event of default, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral.

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

Overview

We are a network specialist focused on the modernization and transition of disparate, legacy network infrastructures to converged, next-generation architectures, optimized to handle a broader mix of high-bandwidth communications services. We provide equipment, software and service solutions that support the transport, switching, aggregation and management of voice, video and data traffic on communications networks. Our Packet-Optical Transport, Packet-Optical Switching and Carrier-Ethernet Solutions products are deployed and used, individually or as part of an integrated solution, in communications networks operated by service providers, cable operators, governments, enterprises and other network operators around the globe.

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

Our customers face a challenging and rapidly changing environment that requires their networks to be robust enough to address increasing capacity needs and flexible enough to quickly adapt to emerging applications and evolving consumer and business use of communications services. Our comprehensive, solutions-oriented approach, comprised of hardware, software and advanced service offerings, seeks to enable software-defined, automated, scalable, next-generation networks that better address the business challenges, infrastructure requirements and service delivery needs of network operators. By improving network productivity and automation, reducing network costs and enabling rapid deployment of differentiated service offerings, our communications networking solutions create business and operational value for our customers.

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

Global Market Conditions and Competitive Landscape

The sustained period of macroeconomic uncertainty and volatility in the global economy and in capital markets has resulted in a high degree of uncertainty and cautious customer behavior in our industry and markets. These dynamics, which have increased in recent months, particularly in Europe and, to a lesser degree, North America, may result in lower levels of capital expenditure on communications network infrastructure. Conditions in our markets have also resulted in protracted sales cycles, lengthier network deployments, revenue recognition delays and extended collection cycles, particularly for international and solutions-oriented network projects. Broad macroeconomic weakness has previously resulted in periods of decreased demand for our products and services that have adversely affected our results of operations. We remain uncertain as to how long current macroeconomic and industry conditions will persist, the pace of any recovery, and the magnitude of the effect of these conditions on the growth of our markets and business, as well as our results of operations.

We continue to encounter a highly competitive marketplace, particularly for new, solutions-based deployments and within our Packet-Optical Transport segment, where we and our competitors have introduced new, high-capacity, high-speed network solutions and have aggressively sought to capture market share. In this competitive environment, securing new opportunities, particularly in international markets, often requires that we agree to less favorable commercial terms or pricing, commercial or deployment arrangements that can elongate the revenue recognition cycle, financial commitments requiring performance bonds or similar instruments that place cash resources at risk, and other contractual commitments that place a disproportionate allocation of risk upon the vendor. These terms can adversely affect our result of operations and contribute to fluctuations in our results. We expect the competitive landscape to remain challenging and dynamic as we and our competitors introduce new, competing platforms, add or converge technologies or features, and gain adoption of network architectural approaches. We expect the level of competition to continue and potentially increase, particularly in North America, as Chinese equipment vendors seek to gain entry into the U.S. market, and other multinational competitors seek to retain incumbent positions with large customers in the region.

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

Engagement. Our strategy is to leverage our close relationship with customers in the design, development, implementation and support of their networks and to promote a close alignment of our solutions with customer network priorities. This engagement model is a key differentiator for our business and provides us with unique insight into the business and network needs of our customers. We seek to offer an expanded portfolio of advanced professional services that address the network modernization demands and business needs of our customers. We believe this services-oriented solutions offering shifts our value proposition beyond the sale of our next-generation communications networking products and allows us to better participate in the design and evolution of our customers' networks. By understanding and addressing their network infrastructure needs, the competitive landscape, and the evolving markets in which our customers compete, we believe this customized solutions offering creates additional business and operational value for our customers, enabling them to better compete in a challenging environment.

Alignment of Research and Development Investment with Growth Opportunities. We seek to ensure that our product development initiatives and investments are closely aligned with current and future market growth opportunities. As end-user needs evolve, opportunities are emerging that allow us to expand our role in our customers' networks. We are investing in our “OPn” architecture approach -- which combines a cost-optimized, programmable network platform with open interfaces and network level software applications. This approach enables virtualization, mobility, and greater scale, bandwidth management and automation and allows us to address enterprise-oriented applications, optimized submarine cable solutions, Internet content delivery, cloud service infrastructure and packet-based infrastructure solutions for next-generation, high-capacity networks. Our current development efforts are focused upon enhancing our software applications, extending our OneConnect control plane across the 5400 and 6500 platform families, expanding packet applications on service delivery switches, aggregation switches, and packet-optical transport platforms, extending our WaveLogic 3 chipset for 40G and 100G coherent optical transport across our portfolio, and introducing 400G transmission products. Through a combination of technology innovation, as well as cross-selling and other sales initiatives, we seek to drive additional business from these growth applications and customer segments.

Promote our network approach and vision. The services and applications running on communications networks require that more of the traffic on these networks be packet-oriented. The traditional approach to this problem has been to add IP routing capability at various points in the network. As capacity needs grow, this approach becomes unnecessarily complex and costly. We reduce the cost and complexity of growing these networks with a programmable infrastructure that brings together the reliability and capacity of optical networking with the flexibility and economics of Ethernet. Combining these attributes with network level applications creates an architecture we call “OPn.” We intend to promote the scalability, programmability, flexibility and cost effectiveness advantages of our OPn architecture and see opportunities in providing a portfolio of carrier-class solutions that facilitate the transition to converged optical Ethernet networks.

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

Financial Results

Revenue for the third quarter of fiscal 2012 was $474.1 million, representing a slight sequential decrease of 0.7% from $477.6 million in the second quarter of fiscal 2012. Revenue-related details reflecting sequential changes from the second quarter of fiscal 2012 include:

•
Product revenue for the third quarter of fiscal 2012 decreased by $11.3 million, primarily reflecting a decrease of $19.5 million in Packet-Optical Transport revenue in the United States and Europe. This decrease was partially offset by an increase of $6.8 million in Packet-Optical Switching revenue, reflecting the completion of an international, solutions-based, submarine network deployment.

•	Service revenue for the third quarter of fiscal 2012 increased by $7.8 million, primarily reflecting increases in deployment activities and consulting services.

•	Revenue from the United States for the third quarter of fiscal 2012 was $237.3 million, a decrease from $252.7 million in the second quarter of fiscal 2012.

•	International revenue for the third quarter of fiscal 2012 was $236.8 million, an increase from $224.9 million in the second quarter of fiscal 2012.

•	As a percentage of revenue, international revenue was 49.9% during the third quarter of fiscal 2012, an increase from 47.1% during the second quarter of fiscal 2012.

•
For the third quarter of fiscal 2012, no customer accounted for greater than 10% of revenue. This compares to two customers that accounted for greater than 10% of revenue and represented 26.9% of total revenue in the second quarter of fiscal 2012.

Gross margin for the third quarter of fiscal 2012 was 38.2%, a decrease from 38.3% in the second quarter of fiscal 2012. While revenue for the third quarter of fiscal 2012 reflected increases, as a percentage of total revenue, from our Packet-Optical Switching and Carrier-Ethernet Solutions segments, and improved mix within our Packet-Optical Transport segment, gross margin was adversely affected by the mix within our Packet-Optical Switching segment, including decreased revenue from higher margin products, and high start up costs for early stage platform deployments and our effort to gain new customers and enter new markets for our 5430 Reconfigurable Switching System. Gross margin for the third quarter was also adversely affected by a reduction in our service margin, primarily due to a higher concentration of lower margin installation and deployment services.

Operating expense was $196.6 million for the third quarter of fiscal 2012, an increase from $194.4 million in the second quarter of fiscal 2012. Third quarter fiscal 2012 operating expense primarily reflects a $2.9 million increase in selling and marketing expense and a $0.8 million increase in general and administrative expense, slightly offset by a $2.1 million decrease in research and development expense.

Our loss from operations for the third quarter of fiscal 2012 was $15.3 million, compared to a $11.5 million loss from operations during the second quarter of fiscal 2012. Our net loss for the third quarter of fiscal 2012 was $29.8 million, or $0.30 per share. This compares to a net loss of $27.8 million or $0.28 per share, for the second quarter of fiscal 2012.

We generated $23.1 million in cash from operations during the third quarter of fiscal 2012, consisting of $21.9 million in cash provided by net losses adjusted for non-cash charges and $1.2 million provided by working capital. This compares with cash generated of $60.5 million in cash from operations during the second quarter of fiscal 2012, consisting of $32.0 million in cash provided by net losses adjusted for non-cash charges and $28.5 million provided by working capital.

As of July 31, 2012, we had $617.2 million in cash and cash equivalents and $50.1 million of short-term investments in U.S. treasury securities. This compares to $486.3 million in cash and cash equivalents and $50.2 million of long-term investments in U.S. treasury securities at July 31, 2011 and $541.9 million in cash and cash equivalents and $50.3 million of long-term investments in U.S. treasury securities at October 31, 2011.
As of July 31, 2012, headcount was 4,463, an increase from 4,339 and 4,339 at October 31, 2011 and July 31, 2011, respectively.

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

•
Packet-Optical Switching — includes optical switching platforms that enable automated optical infrastructures for the delivery of a wide variety of enterprise and consumer-oriented network services. Ciena's principal products in this segment include its family of CoreDirector® Multiservice Optical Switches, its 5430 Reconfigurable Switching System and its OTN configuration for the 5410 Reconfigurable Switching System. These products include multiservice, multi-protocol switching systems that consolidate the functionality of an add/drop multiplexer, digital cross-connect and packet switch into a single, high-capacity intelligent switching system. These products address both the core and metro segments of communications networks and support key managed services, Ethernet/TDM Private Line, Triple Play and IP services. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Consolidated Statement of Operations.

•
Carrier-Ethernet Solutions — principally includes Ciena's 3000 family of service delivery switches and service aggregation switches, the 5000 series of service aggregation switches, and its Carrier Ethernet packet configuration for the 5410 Service Aggregation Switch. These products support the access and aggregation tiers of communications networks and have principally been deployed to support wireless backhaul infrastructures and business data services. Employing sophisticated Carrier Ethernet switching technology, these products deliver quality of service capabilities, virtual local area networking and switching functions, and carrier-grade operations, administration, and maintenance features. This segment also includes legacy broadband products, including the CNX-5 Broadband DSL System (CNX-5), that transitions legacy voice networks to support Internet-based (IP) telephony, video services and DSL. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Consolidated Statement of Operations.

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

Quarter ended July 31, 2011 compared to the quarter ended July 31, 2012
Revenue
The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Quarter Ended July 31,				Increase
	2011	%*	2012	%*	(decrease)	%**
Revenue:
Packet-Optical Transport	$266,551	61.3	$298,477	63.0	$31,926	12.0
Packet-Optical Switching	40,682	9.3	37,786	8.0	(2,896)	(7.1)
Carrier-Ethernet Solutions	40,475	9.3	31,275	6.6	(9,200)	(22.7)
Software and Services	87,605	20.1	106,552	22.4	18,947	21.6
Consolidated revenue	$435,313	100.0	$474,090	100.0	$38,777	8.9
_____________________________
*    Denotes % of total revenue
**    Denotes % change from 2011 to 2012

•	Packet-Optical Transport revenue increased reflecting a $77.5 million increase in sales of our 6500 Packet-Optical

Platform, largely driven by service provider demand for high-capacity, optical transport, including coherent 40G and 100G network infrastructures. This increase was partially offset by sales decreases of $24.1 million in 4200 Advanced Services Platform, $13.1 million in 5100/5200 Advanced Services Platform and $7.2 million in 6100 Multiservice Optical Platform.

•
Packet-Optical Switching revenue decreased reflecting a $31.1 million decrease in sales of our CoreDirector® Multiservice Optical Switch, partially offset by increases of $22.6 million of our 5430 Reconfigurable Switching System and $5.6 million of the OTN configuration for the 5410 Reconfigurable Switching System, primarily relating to the completion of an international, solutions-based, submarine network deployment. Packet-Optical Switching revenue has historically reflected sales of our CoreDirector platform, which has a concentrated customer base. Our Packet-Optical Switching segment is in the midst of a platform transition to our next-generation 5430 Reconfigurable Switching System and the OTN configuration for the 5410 Reconfigurable Switching System. As a result of these factors, revenue and gross margin for this segment can fluctuate considerably depending upon individual customer purchasing decisions and the level of initial deployments with customers.

•
Carrier-Ethernet Solutions revenue decreased reflecting decreases of $12.3 million in sales of our 3000 and 5000 families of service delivery and aggregation switches and $2.1 million in sales of legacy broadband products, partially offset by a $5.2 million increase in sales of our 5410 Service Aggregation Switch.

•
Software and Services revenue increased primarily due to a $16.1 million increase in installation, deployment and consulting services. Segment revenue also benefited from a $3.6 million increase in software sales.

Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Quarter Ended July 31,				Increase
	2011	%*	2012	%*	(decrease)	%**
United States	$227,524	52.3	$237,288	50.1	$9,764	4.3
International	207,789	47.7	236,802	49.9	29,013	14.0
Total	$435,313	100.0	$474,090	100.0	$38,777	8.9
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2011 to 2012

•
United States revenue increased primarily due to sales increases of $22.1 million in Packet-Optical Transport products and $10.4 million in Software and Services. These increases were partially offset by decreases of $13.0 million in Packet-Optical Switching products and $9.7 million in Carrier-Ethernet Solutions sales.

•	International revenue increased primarily due to sales increases of $10.1 million in Packet-Optical Switching, $9.9 million in Packet-Optical Transport and $8.6 million in Software and Services.

A sizable portion of our revenue continues to come from sales to a small number of service providers, particularly within our Packet-Optical Switching and Carrier-Ethernet Solutions businesses. As a result, our financial results are significantly affected by spending levels and the business opportunities and challenges encountered by our largest service provider customers. Moreover, our contracts do not have terms that obligate these customers to purchase any minimum or specific amounts of equipment or services. Our concentration of revenue has been adversely affected in prior periods by consolidation activity among our customers. In addition, some of our customers are pursuing efforts to outsource the management and operation of their networks, or have indicated a procurement strategy to reduce the number of vendors from which they purchase equipment, which could further affect our concentration of revenue where we participate in these efforts. For the third quarter of fiscal 2012, no customer accounted for greater than 10% of revenue. This compares to one customer that accounted for 17.2% of total revenue in the third quarter of fiscal 2011.

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

Our gross profit as a percentage of revenue, or “gross margin,” continues to be susceptible to quarterly fluctuation due to a number of factors. Gross margin can vary significantly depending upon the mix and concentration of revenue by segment or product line, the concentration of lower margin or common equipment sales within a segment or product line, geographic mix and the mix of customers and services in a given fiscal quarter. Gross margin can also be affected by our introduction of new products, charges for excess and obsolete inventory, changes in warranty costs and sales volume. We expect that gross margin will be subject to fluctuation based on our level of success in driving cost reductions, rationalizing our supply chain and consolidating third party contract manufacturers and distribution sites as part of our ongoing effort to optimize our operations. Gross margin can also be adversely affected by the competitive environment and level of pricing pressure we encounter. The combination of the recent period of uncertain market conditions, constraints on customer capital expenditures and increased competition has resulted in a heightened customer focus on pricing and return on network investment, as customers address network traffic growth and strive to increase revenue and profit. While competition is intense across our segments, our exposure to pricing pressure has been most severe in metro and core applications for our Packet-Optical Transport platforms, particularly in international markets. As a result, in an effort to retain or secure customers, enter new markets, capture market share or secure customers for new platforms, in the past we have and in the future we may agree to pricing or other unfavorable commercial terms that result in lower or negative gross margin on a particular order or group of orders. Because Packet-Optical Transport and international revenue comprise a greater percentage of our overall revenue than in prior periods, these market dynamics may adversely affect our gross margin and results of operations in certain periods.

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
The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Quarter Ended July 31,				Increase
	2011	%*	2012	%*	(decrease)	%**
Total revenue	$435,313	100.0	$474,090	100.0	$38,777	8.9
Total cost of goods sold	250,416	57.5	292,769	61.8	42,353	16.9
Gross profit	$184,897	42.5	$181,321	38.2	$(3,576)	(1.9)
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2011 to 2012

	Quarter Ended July 31,				Increase
	2011	%*	2012	%*	(decrease)	%**
Product revenue	$350,030	100.0	$373,418	100.0	$23,388	6.7
Product cost of goods sold	198,217	56.6	225,238	60.3	27,021	13.6
Product gross profit	$151,813	43.4	$148,180	39.7	$(3,633)	(2.4)
_____________________________________
*    Denotes % of product revenue
**    Denotes % change from 2011 to 2012

	Quarter Ended July 31,				Increase
	2011	%*	2012	%*	(decrease)	%**
Service revenue	$85,283	100.0	$100,672	100.0	$15,389	18.0
Service cost of goods sold	52,199	61.2	67,531	67.1	15,332	29.4
Service gross profit	$33,084	38.8	$33,141	32.9	$57	0.2
_____________________________________
*    Denotes % of services revenue
**    Denotes % change from 2011 to 2012

•	Gross profit as a percentage of revenue decreased as a result of the factors described below.

•
Gross profit on products as a percentage of product revenue decreased primarily due to a higher concentration of lower margin product revenue within our Packet-Optical Switching and Packet-Optical Transport segments and geographic mix.

•
Gross profit on services as a percentage of services revenue decreased primarily due to a higher concentration of revenue from lower margin installation and deployment services for international solutions-based projects.

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

Amortization of intangible assets primarily reflects purchased technology and customer relationships from our acquisitions.
The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Quarter Ended July 31,				Increase
	2011	%*	2012	%*	(decrease)	%**
Research and development	$93,216	21.4	$88,315	18.6	$(4,901)	(5.3)
Selling and marketing	61,895	14.2	65,397	13.8	3,502	5.7
General and administrative	28,172	6.5	27,870	5.9	(302)	(1.1)
Acquisition and integration costs	4,822	1.1	6	—	(4,816)	(99.9)
Amortization of intangible assets	13,673	3.1	12,714	2.7	(959)	(7.0)
Restructuring costs	504	0.1	2,291	0.5	1,787	354.6
Total operating expenses	$202,282	46.4	$196,593	41.5	$(5,689)	(2.8)
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2011 to 2012

•
Research and development expense benefited from $3.4 million as a result of foreign exchange rates, primarily due to the strengthening of the U.S. dollar in relation to the Canadian dollar and the Indian Rupee. The $4.9 million decrease primarily reflects decreases of $9.5 million in employee compensation and related costs and $1.5 million in depreciation expense, offset by increases of $1.7 million in professional services and $1.2 million in facilities and information systems expense. In addition, funding related to the conditional grant for the Province of Ontario decreased by $2.9 million, as compared to the initial recognition of disbursements that occurred in the third quarter of fiscal 2011. Under this strategic jobs investment fund grant, we can receive up to an aggregate of C$25.0 million in funding for eligible costs relating to certain next-generation, coherent optical transport development initiatives over the period from fiscal 2011 to fiscal 2015. We anticipate receiving future disbursements, approximating C$5.0 million per fiscal year, over the period above. Amounts received under the grant are subject to recoupment in the event that we fail to achieve certain minimum investment, employment and project milestones.

•
Selling and marketing expense benefited from $1.9 million due to foreign exchange rates, primarily due to the strengthening of the U.S. dollar in relation to the Euro and the Canadian dollar. The $3.5 million increase primarily reflects increases of $1.3 million in facilities and information systems expense, $1.3 million in travel and related expense, and $1.2 million in costs associated with marketing programs.

•
General and administrative expense remained relatively unchanged. General and administrative expense for fiscal 2012 reflects increases of $2.7 million in facilities and informations systems expense and $1.0 million in professional services, offset by a $3.7 million decrease in employee compensation.

•
Acquisition and integration costs principally consist of transaction, consulting and third party service fees related to the acquisition and integration of the MEN Business. This integration activity was substantially completed in the first half of fiscal 2011.

•	Amortization of intangible assets decreased slightly due to certain intangible assets acquired from the MEN Business having reached the end of their economic lives during fiscal 2011.

•
Restructuring costs for the third quarter of 2012 primarily reflect the consolidation of certain facilities associated with our operations in Maryland and the transition to our new headquarters facility.

Other items
The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Quarter Ended July 31,				Increase
	2011	%*	2012	%*	(decrease)	%**
Interest and other income (loss), net	$(3,160)	(0.7)	$(2,458)	(0.5)	$702	(22.2)
Interest expense	$9,470	2.2	$9,597	2.0	$127	1.3
Provision for income taxes	$1,435	0.3	$2,490	0.5	$1,055	73.5
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2011 to 2012

•
Interest and other income (loss), net decreased due to a $7.4 million in non-cash gains related to the change in fair value of the embedded redemption feature associated with our 4.0% convertible senior notes due March 15, 2015, partially offset by a $6.9 million expense related to the effect of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency.

•	Interest expense remained relatively unchanged.

•	Provision for income taxes increased primarily due to increased foreign taxes.

Nine months ended July 31, 2011 compared to the nine months ended July 31, 2012
Revenue
The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Nine Months Ended July 31,				Increase
	2011	%*	2012	%*	(decrease)	%**
Revenue:
Packet-Optical Transport	$825,667	64.2	$882,772	64.5	$57,105	6.9
Packet-Optical Switching	107,223	8.3	112,221	8.2	4,998	4.7
Carrier-Ethernet Solutions	99,034	7.7	83,828	6.1	(15,206)	(15.4)
Software and Services	254,591	19.8	289,571	21.2	34,980	13.7
Consolidated revenue	$1,286,515	100.0	$1,368,392	100.0	$81,877	6.4
_____________________________
*    Denotes % of total revenue
**    Denotes % change from 2011 to 2012

•
Packet-Optical Transport revenue increased reflecting a $174.1 million increase in sales of our 6500 Packet-Optical Platform, largely driven by service provider demand for high-capacity, optical transport, including coherent 40G and 100G network infrastructures. This increase was partially offset by sales decreases of $45.0 million in our 4200 Advanced Services Platform, $27.8 million of 5100/5200 Advanced Services Platform, $14.4 million of CPL, $16.1 million in 6100 Multiservice Optical Platform and $13.7 million in legacy transport products.

•
Packet-Optical Switching revenue increased reflecting a $29.1 million increase in sales of our 5430 Reconfigurable Switching System and a $9.5 million increase in sales of the OTN configuration for the 5410 Reconfigurable Switching System. These increases were partially offset by a decrease of $33.6 million in sales of our CoreDirector® Multiservice Optical Switches.

•
Carrier-Ethernet Solutions revenue decreased reflecting decreases of $11.6 million in sales of legacy broadband products and $4.3 million in sales of our 3000 and 5000 families of service delivery and aggregation switches. These decreases were partially offset by a $0.7 million increase in sales of our 5410 Service Aggregation Switch to support wireless backhaul, Ethernet business services and residential broadband applications.

•
Software and Services revenue increased primarily due to increases of $24.0 million in installation, deployment and consulting services, $4.6 million in maintenance support revenue and $6.4 million in software sales.

Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Nine Months Ended July 31,				Increase
	2011	%*	2012	%*	(decrease)	%**
United States	$678,674	52.8	$723,034	52.8	$44,360	6.5
International	607,841	47.2	645,358	47.2	37,517	6.2
Total	$1,286,515	100.0	$1,368,392	100.0	$81,877	6.4
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2011 to 2012

•
United States revenue increased primarily due to increases of $41.2 million in Packet-Optical Transport sales and $22.6 million in Software and Services revenue. These increases were partially offset by decreases of $18.8 million in Carrier-Ethernet Solutions sales and $0.6 million in Packet-Optical Switching sales.

•
International revenue increased primarily due to increases of $15.9 million in Packet-Optical Transport sales, $12.4 million in Software and Services revenue, $5.7 million in Packet-Optical Switching sales, and $3.6 million in Carrier-Ethernet Solutions sales.

Cost of Goods Sold and Gross Profit

The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Nine Months Ended July 31,				Increase
	2011	%*	2012	%*	(decrease)	%**
Total revenue	$1,286,515	100.0	$1,368,392	100.0	$81,877	6.4
Total cost of goods sold	767,279	59.6	836,374	61.1	69,095	9.0
Gross profit	$519,236	40.4	$532,018	38.9	$12,782	2.5
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2011 to 2012

	Nine Months Ended July 31,				Increase
	2011	%*	2012	%*	(decrease)	%**
Product revenue	$1,038,483	100.0	$1,091,817	100.0	$53,334	5.1
Product cost of goods sold	615,283	59.2	657,362	60.2	42,079	6.8
Product gross profit	$423,200	40.8	$434,455	39.8	$11,255	2.7
_____________________________________
*    Denotes % of product revenue
**    Denotes % change from 2011 to 2012

	Nine Months Ended July 31,				Increase
	2011	%*	2012	%*	(decrease)	%**
Service revenue	$248,032	100.0	$276,575	100.0	$28,543	11.5
Service cost of goods sold	151,996	61.3	179,012	64.7	27,016	17.8
Service gross profit	$96,036	38.7	$97,563	35.3	$1,527	1.6
_____________________________________
*    Denotes % of services revenue
**    Denotes % change from 2011 to 2012

•	Gross profit as a percentage of revenue decreased as a result of the factors described below.

•
Gross profit on products as a percentage of product revenue decreased primarily due to a higher concentration of lower margin product revenue within our Packet-Optical Switching and increased warranty expense and provisions for inventory excess and obsolescence, partially offset by higher margin on our Packet-Optical Transport products. Gross profit for the first nine months of fiscal 2011 also benefited from a $6.9 million reduction in warranty provision due to our consolidation of certain support operations and processes that resulted in lower costs to service future warranty obligations. The reduction was partially offset by a higher cost of goods sold of $5.7 million in fiscal 2011 due to the required revaluation of acquired finished goods inventory of the MEN Business to fair value.

•	Gross profit on services as a percentage of services revenue decreased due to a higher concentration of lower margin installation and deployment services for international solutions-based projects.
Operating Expense
The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Nine Months Ended July 31,				Increase
	2011	%*	2012	%*	(decrease)	%**
Research and development	$288,630	22.4	$268,378	19.6	$(20,252)	(7.0)
Selling and marketing	180,755	14.0	192,325	14.1	11,570	6.4
General and administrative	98,966	7.7	84,350	6.2	(14,616)	(14.8)
Acquisition and integration costs	39,748	3.1	(140)	0.0	(39,888)	(100.4)
Amortization of intangible assets	56,131	4.4	39,152	2.9	(16,979)	(30.2)
Restructuring costs	5,190	0.4	5,864	0.4	674	13.0
Change in fair value of contingent consideration	(3,289)	(0.3)	—	0.0	3,289	(100.0)
Total operating expenses	$666,131	51.7	$589,929	43.2	$(76,202)	(11.4)
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2011 to 2012

•
Research and development expense benefited from $7.4 million as a result of foreign exchange rates, primarily due to the strengthening of the U.S. dollar in relation to the Canadian dollar and the Indian Rupee. The $20.3 million decrease primarily reflects decreases of $15.2 million in employee compensation and related costs, $3.5 million in prototype expense, and $3.2 million in depreciation expense.

•
Selling and marketing expense benefited from $3.5 million due to foreign exchange rates, primarily due to the strengthening of the U.S. dollar in relation to the Euro and the Canadian dollar. The $11.6 million increase primarily reflects increases of $7.2 million in employee compensation, $2.4 million in facilities and information systems expense and $1.6 million of travel and related costs.

•
General and administrative expense decreased by $6.8 million in professional services, $4.5 million in employee compensation and related costs, and $3.6 million in facilities and information systems expense.

•
Acquisition and integration costs principally consist of transaction, consulting and third party service fees related to the acquisition and integration of the MEN Business into the combined operations. This integration activity was substantially completed in the first half of fiscal 2011.

•	Amortization of intangible assets decreased due to certain intangible assets from the MEN Business reaching the end of their economic lives during fiscal 2011.

•
Restructuring costs primarily reflect certain severance and related expense associated with headcount reductions and restructuring activities to align our workforce and resources with market opportunities for fiscal 2011 and 2012. In addition, restructuring costs for fiscal 2102 include the consolidation of certain facilities located within Maryland.

•
Change in fair value of contingent consideration relates to the contingent refund right we received as part of the acquisition of the MEN Business associated with the early termination of the Carling lease.  During the first quarter of fiscal 2011, Ciena received both notice of early termination from Nortel shortening the Carling lease to five years and the corresponding $33.5 million early termination payment.

Other items
The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Nine Months Ended July 31,				Increase
	2011	%*	2012	%*	(decrease)	%**
Interest and other income (loss), net	$7,334	0.6	$(11,732)	(0.9)	$(19,066)	(260.0)
Interest expense	$28,426	2.2	$28,813	2.1	$387	1.4
Provision for income taxes	$5,205	0.4	$6,794	0.5	$1,589	30.5
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2011 to 2012

•
Interest and other income (loss), net decreased due to a $3.2 million non-cash loss in fiscal 2012 related to the change in fair value of the embedded redemption feature associated with our 4.0% convertible senior notes due March 15, 2015 as compared to a $3.4 million non-cash gain in fiscal 2011. Interest and other income (loss), net was also reduced by $12.5 million related to the effect of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency.

•	Interest expense remained relatively unchanged.

•	Provision for income taxes increased primarily due to increased foreign taxes.

Segment Profit (Loss)

The tables below (in thousands, except percentage data) sets forth the changes in our segment profit (loss) for the respective periods:

	Quarter Ended July 31,
	2011	2012	Increase (decrease)	%*
Segment profit (loss):
Packet-Optical Transport	$51,827	$65,762	$13,935	26.9
Packet-Optical Switching	$12,783	$2,732	$(10,051)	(78.6)
Carrier-Ethernet Solutions	$6,519	$(201)	$(6,720)	(103.1)
Software and Services	$20,552	$24,713	$4,161	20.2
_____________________________________
*    Denotes % change from 2011 to 2012

•	Packet-Optical Transport segment profit increased primarily due to increased sales volume and decreased research and development costs, partially offset by decreased gross margin.

•	Packet-Optical Switching segment profit decreased primarily due to lower gross margin from a change in product mix as described in our operating segment revenue discussion above.

•	Carrier-Ethernet Solutions segment profit decreased primarily due to reduced sales volume and increased research and development costs.

•
Software and Services segment profit increased primarily due to increased sales volume and decreased research and development costs, partially offset by a higher concentration of revenue from lower margin installation and deployment services for international solutions-based projects.

	Nine Months Ended July 31,
	2011	2012	Increase (decrease)	%*
Segment profit (loss):
Packet-Optical Transport	$127,359	$180,908	$53,549	42.0
Packet-Optical Switching	$34,147	$26,255	$(7,892)	(23.1)
Carrier-Ethernet Solutions	$12,409	$(11,235)	$(23,644)	(190.5)
Software and Services	$56,691	$67,712	$11,021	19.4
_____________________________________
*    Denotes % change from 2011 to 2012

•	Packet-Optical Transport segment profit increased primarily due to lower research and development costs and increased sales volume and gross margin.

•
Packet-Optical Switching segment profit decreased primarily due to lower gross margin from a change in product mix as described in our operating segment revenue discussion above. The decrease was partially offset by lower research and development costs.

•	Carrier-Ethernet Solutions segment profit decreased primarily due to reduced sales volume, lower gross margin and increased research and development costs.

•
Software and Services segment profit increased primarily due to increased sales volume and decreased research and development costs, partially offset by a higher concentration of revenue from lower margin installation and deployment services for international solutions-based projects.

Liquidity and Capital Resources
At July 31, 2012, our principal sources of liquidity were cash and cash equivalents and short-term investments in marketable debt securities, representing U.S. treasuries. The following table summarizes our cash and cash equivalents and short-term and long-term investments (in thousands):

	October 31, 2011	July 31, 2012	Increase (decrease)
Cash and cash equivalents	$541,896	$617,232	$75,336
Short-term investments in marketable debt securities	—	50,115	50,115
Long-term investments in marketable debt securities	50,264	—	(50,264)
Total cash and cash equivalents and investments in marketable debt securities	$592,160	$667,347	$75,187

The change in total cash and cash equivalents and investments in marketable debt securities during the first nine months of fiscal 2012 was primarily related to the following:

•	$96.5 million cash generated from operations, consisting of $68.9 million provided by net losses (adjusted for non-cash charges) and $27.6 million provided by working capital;

•	$12.0 million from stock issuances under our employee stock purchase plan and the exercise of employee stock options; and

•
$33.0 million used for purchases of equipment, furniture, fixtures and intellectual property, partially offset by $3.5 million transferred from restricted cash due to a decrease in the amount of collateral required to support our standby letters of credit.

On August 13, 2012, we entered into a $150 million senior secured asset-based revolving credit facility (the “Credit Facility”). See Note 19 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for a summary of the material terms and conditions of the credit agreement governing this Credit Facility. We principally expect to use the Credit Facility to support the issuance of letters of credit that arise in the ordinary course of our business and thereby to reduce our use of cash to support and collateralize these instruments.
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
The following sections set forth the components of our $96.5 million of cash generated by operating activities during the first nine months of fiscal 2012:
     Net loss (adjusted for non-cash charges)
The following tables set forth (in thousands) our net loss (adjusted for non-cash charges) during the period:

Nine months ended
July 31, 2012
Net loss	$(105,250)
Adjustments for non-cash charges:
Amortization of premium on marketable securities	(39)
Change in fair value of embedded redemption feature	3,160
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	43,514
Share-based compensation costs	23,656
Amortization of intangible assets	55,965
Deferred tax benefit	(148)
Provision for inventory excess and obsolescence	19,071
Provision for warranty	23,495
Other	5,441
Net losses (adjusted for non-cash charges)	$68,865

Working Capital

Accounts Receivable, Net

Cash provided by accounts receivable during the first nine months of fiscal 2012, net of $1.5 million in provision for doubtful accounts, was $37.2 million. Our days sales outstanding (DSOs) decreased from 87 days for the first nine months of fiscal 2011 to 75 days for the first nine months of fiscal 2012.

The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts, from the end of fiscal 2011 through the end of the third quarter of fiscal 2012:

	October 31, 2011	July 31, 2012	Increase (decrease)
Accounts receivable, net	$417,509	$379,092	$(38,417)

Inventory

Cash used by inventory during the first nine months of fiscal 2012 was $34.0 million. Our inventory turns increased from 3.4 turns during the first nine months of fiscal 2011 to 3.6 turns during the first nine months of fiscal 2012. During the first nine months of fiscal 2012 the net change in inventory was $15.0 million which reflects a $19.1 million non-cash provision taken for excess and obsolescence. The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2011 through the end of the third quarter of fiscal 2012:

	October 31, 2011	July 31, 2012	Increase (decrease)
Raw materials	$45,333	$37,976	$(7,357)
Work-in-process	13,851	12,622	(1,229)
Finished goods	134,998	185,679	50,681
Deferred cost of goods sold	67,665	46,113	(21,552)
Gross inventory	261,847	282,390	20,543
Provision for inventory excess and obsolescence	(31,771)	(37,347)	(5,576)
Inventory	$230,076	$245,043	$14,967

Prepaid expense and other

Cash generated by prepaid expense and other during the first nine months of fiscal 2012 was $10.9 million, primarily related to decreases in prepaid taxes and product demonstration units, partially offset by increases in other non-trade receivables and deferred deployment expense.

Accounts payable, accruals and other obligations

Cash generated by accounts payable, accruals and other obligations during the first nine months of fiscal 2012 was $35.6 million. Changes in accrued liabilities reflect a $23.5 million non-cash provision related to warranties. In addition, changes in accrued liabilities and other obligations reflects an increase of $4.9 million for financing activities related to unpaid capital leases. Changes in accounts payable reflects a decrease of $3.7 million for investing activities related to equipment purchases.

The following table sets forth (in thousands) changes in our accounts payable, accruals and other obligations from the end of fiscal 2011 through the end of the third quarter of fiscal 2012:

	October 31, 2011	July 31, 2012	Increase (decrease)
Accounts payable	$157,116	$205,662	$48,546
Accrued liabilities	197,004	199,970	2,966
Other long-term obligations	17,263	26,052	8,789
Accounts payable, accruals and other obligations	$371,383	$431,684	$60,301

Interest Paid on Convertible Notes

Interest on our outstanding 0.25% convertible senior notes, due May 1, 2013, is payable on May 1 and November 1 of each year. We paid $0.5 million in interest on these convertible notes during the first nine months of fiscal 2012.

Interest on our outstanding 4.0% convertible senior notes, due March 15, 2015, is payable on March 15 and September 15 of each year. We paid $7.5 million in interest on these convertible notes during the first nine months of fiscal 2012.

Interest on our outstanding 0.875% convertible senior notes, due June 15, 2017, is payable on June 15 and December 15 of each year. We paid $4.4 million in interest on these convertible notes during the first nine months of fiscal 2012.

Interest on our outstanding 3.75% convertible senior notes, due October 15, 2018, is payable on April 15 and October 15 of each year. We paid $6.5 million in interest on these convertible notes during the first nine months of fiscal 2012.

For additional information about our convertible notes, see Note 13 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Deferred revenue

Deferred revenue decreased by $22.1 million during the first nine months of fiscal 2012. Product deferred revenue represents payments received in advance of shipment and payments received in advance of our ability to recognize revenue. Services deferred revenue is related to payment for service contracts that will be recognized over the contract term. The following table reflects (in thousands) the balance of deferred revenue and the change in this balance from the end of fiscal 2011 through the first nine months of fiscal 2012:

	October 31, 2011	July 31, 2012	Increase (decrease)
Products	$42,915	$23,081	$(19,834)
Services	80,883	78,646	(2,237)
Total deferred revenue	$123,798	$101,727	$(22,071)

Contractual Obligations

During fiscal 2012, we entered into a lease for a new headquarters facility in Hanover, Maryland. This increased our operating lease commitments by approximately $64.9 million in the table below as compared to October 31, 2011. The following is a summary of our future minimum payments under contractual obligations as of July 31, 2012 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Interest due on convertible notes	$152,729	$33,041	$65,000	$35,000	$19,688
Principal due at maturity on convertible notes	1,441,210	216,210	375,000	500,000	350,000
Operating leases (1)	149,024	30,927	47,809	22,996	47,292
Capital leases	6,422	2,774	3,648	—	—
Other obligations	1,944	924	1,020	—	—
Purchase obligations (2)	166,133	166,133	—	—	—
Total (3)	$1,917,462	$450,009	$492,477	$557,996	$416,980
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

(3)
As of July 31, 2012, we also had approximately $9.7 million of other long-term obligations in our Condensed Consolidated Balance Sheet for unrecognized tax positions that are not included in this table because the timing or amount of any cash settlement with the respective tax authority cannot be reasonably estimated.

Some of our commercial commitments, including some of the future minimum payments in operating leases set forth above and certain commitments to customers, are secured by standby letters of credit collateralized in whole or part by restricted cash. Restricted cash balances are included in other current assets or other long-term assets depending upon the duration of the underlying letter of credit obligation. We expect our use of restricted cash to support these standby letters of credit to decrease as we utilize our Credit Facility. See Note 19 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for a summary of the material terms and condition of the Credit Facility. The following is a summary, as of July 31, 2012, of our commitments secured by standby letters of credit by expiration date (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Standby letters of credit	$43,869	$36,998	$4,908	$716	$1,247

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

Our total deferred revenue for products was $42.9 million and $23.1 million as of October 31, 2011 and July 31, 2012, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $80.9 million and $78.6 million as of October 31, 2011 and July 31, 2012, respectively.

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

Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measure of estimated fair value of our share-based compensation. See Note 15 to our Condensed Consolidated Financial

Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of July 31, 2012, total unrecognized compensation expense was $56.3 million: (i) $0.3 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 0.5 years; and (ii) $56.0 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.4 years.

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
For fiscal 2012, the Compensation Committee has approved an annual cash incentive arrangement generally applicable to full-time employees excluding commissioned salespersons, with the aggregate amount of any awards payable dependent upon the achievement of certain financial and operational goals for fiscal 2012. Given that the awards are generally contingent upon achieving annual objectives, the payment of cash incentive awards is not expected to be made until after fiscal year-end results are finalized. As a result, the expense that we accrue for incentive compensation in any interim period in fiscal 2012 is based upon estimates of expected financial results for the year and expected performance against relevant operating objectives. Because assessing actual performance against many of these objectives cannot generally occur until at or near fiscal year-end, determining the amount of expense that we incur in our interim financial statements for incentive compensation involves management judgment. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are higher or lower than expected. We incurred an aggregate of $7.8 million of expense in the first nine months of fiscal 2012 associated with our cash incentive bonus plan for fiscal 2012.
Reserve for Inventory Obsolescence

We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. Upon recognition of the write down, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In an effort to limit our exposure to delivery delays and to satisfy customer needs we purchase inventory based on forecasted sales across our product lines. In addition, part of our research and development strategy is to promote the convergence of similar features and functionalities across our product lines. Each of these practices exposes us to the risk that our customers will not order products for which we have forecasted sales, or will purchase less than we have forecasted. Historically, we have experienced write downs due to changes in strategic direction, discontinuance of a product and declines in market conditions. If actual market conditions worsen or differ from those we have assumed, if there is a sudden and significant decrease in demand for our products, or if there is a higher incidence of inventory obsolescence due to a rapid change in technology, we may be required to take additional inventory write-downs, and our gross margin could be adversely affected. We recorded charges for excess and obsolete inventory of $11.5 million and $19.1 million in the first nine months of fiscal 2011 and 2012, respectively. The charges in fiscal 2011 were primarily related to excess inventory due to a change in forecasted sales across our product line. The charges in fiscal 2012 were primarily related to engineering design changes and the discontinuance of certain parts and components used in the manufacture of our Packet-Optical Transport and Packet-Optical Switching products. Our inventory net of allowance for excess and obsolescence was $230.1 million and $245.0 million as of October 31, 2011 and July 31, 2012, respectively.

Allowance for Doubtful Accounts Receivable

Our allowance for doubtful accounts receivable is based on management's assessment, on a specific identification basis, of the collectibility of customer accounts. We perform ongoing credit evaluations of our customers and generally have not required collateral or other forms of security from customers. In determining the appropriate balance for our allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectibility. In doing so, we consider creditworthiness, payment history, account activity and communication with such customer. If a customer's financial condition changes, or if actual defaults are higher than our historical experience, we may be required to take a charge for an allowance for doubtful accounts receivable which could have an adverse impact on our results of operations. Our accounts receivable, net of allowance for doubtful accounts, was $417.5 million and $379.1 million as of October 31, 2011 and July 31, 2012, respectively. Our allowance for doubtful accounts was $0.7 million and $1.5 million as of October 31, 2011 and July 31, 2012, respectively.

Long-lived Assets

Our long-lived assets include: equipment, furniture and fixtures; finite-lived intangible assets; and maintenance spares. As of October 31, 2011 and July 31, 2012 these assets totaled $504.6 million and $448.0 million, net, respectively. We test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets' carrying amount is not recoverable from its undiscounted cash flows. Our long-lived assets are assigned to asset groups which represents the lowest level for which we identify cash flows.

Deferred Tax Valuation Allowance

As of July 31, 2012, we have recorded a valuation allowance offsetting nearly all our net deferred tax assets of $1.5 billion. When measuring the need for a valuation allowance, we assess both positive and negative evidence regarding the realizability of these deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as our operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, our cumulative loss during this three-year period represents sufficient negative evidence regarding the need for nearly a full valuation allowance. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income or as an adjustment to paid-in capital, based on tax ordering requirements.

Warranty

Our liability for product warranties, included in other accrued liabilities, was $47.3 million and $51.6 million as of October 31, 2011 and July 31, 2012, respectively. Our products are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties was $10.5 million and $23.5 million for the first nine months of fiscal 2011 and 2012, respectively. As a result of the substantial completion of integration activities related to the acquisition of the MEN Business, we consolidated certain support operations and processes during the first quarter of fiscal 2011, resulting in a reduction in costs to service future warranty obligations. Due to this consolidation and resulting efficiencies, we expect to realize lower failure rate costs and accordingly reversed a $6.9 million non-cash loss contingency included in our warranty liability. The provision for warranty claims may fluctuate on a quarterly basis depending upon the mix of products and customers in that period. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. An increase in warranty claims or the related costs associated with satisfying these warranty obligations could increase our cost of sales and negatively affect our gross margin.

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

See Notes 4 and 5 to our Condensed Consolidated Financial Statements for information relating to investments and fair value.  This investment is sensitive to interest rate movements and its fair value will decline as interest rates rise and increase as interest rates decline. The estimated impact on this investment of a 100 basis point (1.0%) increase in interest rates across the yield curve from rates in effect as of the balance sheet date would be a $0.3 million decline in value.

Foreign Currency Exchange Risk. As a global concern, our business and results of operations are exposed to movements in foreign currency exchange rates. As a result of our increased global presence, a larger percentage of our revenue is non-U.S. dollar denominated with Canadian Dollars and Euros being our most significant foreign currencies for revenue. If the U.S. dollar strengthens against these currencies, our revenues reported in U.S. dollars would decline. For our U.S. dollar denominated sales, an increase in the value of the U.S. dollar would increase the real cost to our customers of our products in markets outside the United States which could impact our competitive position.
With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in Canadian Dollars, British Pounds, Euros and Indian Rupees. During the first nine months of fiscal 2012, approximately 47.2% of our operating expense was non-U.S. dollar denominated. If these currencies strengthen, costs reported in U.S. dollars will increase. During the first nine months of fiscal 2012, research and development expense benefited from approximately $7.4 million, net of hedging, due to the strengthening of the U.S. dollar in relation to the Canadian Dollar and Indian Rupee, in comparison to the first nine months of fiscal 2011. Selling and marketing expense also benefited from $3.5 million due to foreign exchange rates, primarily due to the strengthening of the U.S. dollar in relation to the Euro and the Canadian Dollar.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On July 29, 2011, Cheetah Omni LLC filed a complaint in the United States District Court for the Eastern District of Texas against Ciena and several other defendants, alleging, among other things, that certain of the parties' products infringe upon multiple U.S. patents relating to certain reconfigurable optical add-drop multiplexer (ROADM) technologies. The complaint seeks injunctive relief and damages. On November 8, 2011, Ciena filed an answer and counterclaims to Cheetah Omni's amended complaint. The parties are currently engaged in discovery. Ciena believes that it has valid defenses to the lawsuit and intends to defend it vigorously.

On May 29, 2008, Graywire, LLC filed a complaint in the United States District Court for the Northern District of Georgia against Ciena and four other defendants, alleging, among other things, that certain of the parties' products infringe U.S. Patent 6,542,673 (the “'673 Patent”), relating to an identifier system and components for optical assemblies. The complaint seeks injunctive relief and damages. In July 2009, upon request of Ciena and certain other defendants, the U.S. Patent and Trademark Office (“PTO”) granted the defendants' inter partes application for reexamination with respect to certain claims of the '673 Patent, and the district court granted the defendants' motion to stay the case pending reexamination of all of the patents-in-suit. In December 2010, the PTO confirmed the validity of some claims and rejected the validity of other claims of the '673 Patent, to which Ciena and other defendants filed an appeal. On March 16, 2012, the PTO on appeal rejected multiple claims of the '673 Patent, including the two claims on which Ciena is alleged to infringe. Subsequently, the plaintiff requested a reopening of the prosecution of the '673 Patent, to which Ciena and the other defendants filed an opposition. The case currently remains stayed, and there can be no assurance as to whether or when the stay will be lifted.

In addition to the matters described above, we are subject to various legal proceedings and claims arising in the ordinary course of business, including claims against third parties that may involve a contractual indemnification obligations on the part of Ciena. We do not expect that the ultimate costs to resolve these matters will have a material effect on our results of operations, financial position or cash flows.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. In addition to the other information contained in this report, you should consider the following risk factors before investing in our securities.

Our revenue and operating results can fluctuate significantly and unpredictably from quarter to quarter.
Our revenue and results of operations can fluctuate significantly and unpredictably from quarter to quarter. Our budgeted expense levels depend in part on our expectations of long-term, future revenue and gross margin, and substantial reductions in expense are difficult and can take time to implement. Uncertainty or lack of visibility into customer spending, and changes in economic or market conditions that affect customer spending, can make it difficult to forecast future revenue and corresponding expense levels. Consequently, our level of operating expense or inventory may be high relative to revenue, which could harm our profitability and cash flow. Increases in the percentage of a given quarter's revenue relating to orders placed during that quarter, along with significant order volume late that quarter, could further result in variability and less predictability in our quarterly results.

Additional factors that contribute to fluctuations in our revenue and operating results include:

•	broader macroeconomic conditions, including weakness and volatility in global markets, affecting our customers and their consumer and enterprise end users;

•	changes in capital spending by large communications service providers;

•	sales volume within our Packet-Optical Switching and Carrier-Ethernet Solutions segments;

•	seasonal effects in our business;

•	order flow, the amount of backlog we maintain and our ability to recognize revenue relating to these sales;

•	the mix of revenue by product segment, geography and customer in any particular quarter;

•	the level of competition and pricing pressure we encounter, particularly for our Packet-Optical Transport products which comprise a significant concentration of our revenue;

•	success in selling new, next-generation technology platforms and the level of start-up costs to support initial deployments, gain new customers or enter new markets for such products; and

•	our level of success in optimizing our resources, improving manufacturing efficiencies and achieving cost reductions in our supply chain.

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

Competition in our markets, generally, is based on any one or a combination of the following factors: price; product features; functionality and performance; service offering; manufacturing capability and lead-times; incumbency and existing business relationships; scalability; and the flexibility of products to meet the immediate and future network and service requirements of customers. A small number of very large companies have dominated our industry, many of which have substantially greater financial and marketing resources, broader product offerings and more established relationships with service providers and other customer segments than we do. In addition, a number of these vendors are putting forth competing visions for how next-generation network architectures should be designed. Because of their scale and resources, they may be perceived to be a better fit for the procurement, or network operating and management, strategies of large service providers. We also compete with a number of smaller companies that provide significant competition for a specific product, application, customer segment or geographic market. Due to the narrower focus of their efforts, these competitors may achieve commercial availability of their products more quickly or may be more attractive to customers.

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
Global markets have experienced a period of significant volatility that has resulted in high degree of uncertainty and cautious customer behavior. These dynamics, which have increased in recent months, particularly in Europe and, to a lesser degree, North America, may adversely effect capital expenditure levels for network infrastructure. Broad macroeconomic weakness and market volatility have previously resulted in sustained periods of decreased demand for our products and services that have adversely affected our operating results. Continuation of or an increase in macroeconomic weakness could result in:

•	reductions in customer capital spending and delay, deferral or cancellation of network initiatives;

•	difficulty forecasting, budgeting and planning;

•	increased competition for fewer network projects and sales opportunities;

•	increased pricing pressure that may adversely affect revenue, gross margin and profitability;

•	higher overhead costs as a percentage of revenue;

•	tightening of credit markets to fund capital expenditures by our customers and us;

•	customer financial difficulty, including longer collection cycles and difficulties collecting accounts receivable or write offs of receivables; and

•	increased risk of charges relating to excess and obsolete inventories and the write-off of other intangible assets.

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

The market for communications networking equipment is characterized by rapidly evolving technologies and changes in market demand. We continually invest in research and development to sustain or enhance our existing products and develop or acquire new product technologies. Our current development efforts are focused upon enhancing our software applications, extending our OneConnect control plane across the 5400 and 6500 platform families, expanding packet applications on service delivery switches, aggregation switches, and packet-optical transport platforms, extending our WaveLogic 3 chipset for 40G and 100G coherent optical transport across our portfolio, and introducing 400G transmission products. There is often a lengthy period between commencing these development initiatives and bringing a new or improved products to market. During this time, technology preferences, customer demand and the market for our products, or those introduced by our competitors, may move in directions we had not anticipated. There is no guarantee that our new products or enhancements will achieve market acceptance or that the timing of market adoption will be as predicted. There is a significant possibility, therefore, that some of our development decisions, including significant expenditures on acquisitions, research and development costs, or investments in technologies, will not turn out as anticipated, and that our investment in some projects will be unprofitable. There is also a possibility that we may miss a market opportunity because we failed to invest, or invested too late, in a technology, product or enhancement sought by our customers, or addressing growth markets or emerging customer segments or applications beyond our traditional customer base. Changes in market demand or investment priorities may also cause us to discontinue existing or planned development for new products or features, which can have a disruptive effect on our relationships with customers.  If we fail to make the right investments or fail to make them at the right time, our competitive position may suffer and our revenue and profitability could be harmed.
We may experience delays in the development of our products that may negatively affect our competitive position and business.

Our products are based on complex technology, and we can experience unanticipated delays in developing and manufacturing these solutions. Our current development efforts are focused upon enhancing our software applications, extending our OneConnect control plane across the 5400 and 6500 platform families, expanding packet applications on service delivery switches, aggregation switches, and packet-optical transport platforms, extending our WaveLogic 3 chipset for 40G and 100G coherent optical transport across our portfolio, and introducing 400G transmission products. Delays in these and other product development may affect our reputation with customers, affect our ability to seize market opportunities and impact the timing and level of demand for our products. Each step in the development life cycle of our products presents serious risks of failure, rework or delay, any one of which could adversely affect the cost-effective and timely development of our products. We may encounter delays relating to engineering development activities and software, design, sourcing and manufacture of critical components, and the development of prototypes. In addition, intellectual property disputes, failure of critical design elements, and other execution risks may delay or even prevent the release of these products. If we do not successfully develop products in a timely manner, our competitive position may suffer and our business, financial condition and results of operations would be harmed.

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
From time to time third parties may assert claims or initiate litigation or other proceedings related to patent, copyright, trademark and other intellectual property rights to technologies and related standards that are relevant to our business. These assertions have increased over time due to our growth, the increased number of products and competitors in our industry and the corresponding overlaps, and the general increase in the rate of patent claims assertions both by operating entities and third party non-practicing entities (sometimes referred to as “patent trolls”), particularly in the United States and Canada. We can be adversely affected by asserted claims, litigation or other proceedings or claims against us as well as our manufacturers, suppliers or customers, alleging infringement of third party proprietary rights with respect to our existing or future products, and technology or components of those products. Regardless of the merit of these claims, they can be time-consuming, divert the time and attention of our technical and management personnel, and result in costly litigation. These claims, if successful, can require us to:

•	pay substantial damages or royalties;

•	comply with an injunction or other court order that could prevent us from offering certain of our products;

•	seek a license for the use of certain intellectual property, which may not be available on commercially reasonable terms or at all;

•	develop non-infringing technology, which could require significant effort and expense and ultimately may not be successful; and

•	indemnify our customers pursuant to contractual obligations and pay expense or damages on their behalf.

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

Outstanding indebtedness may adversely affect our liquidity and results of operations and could limit or impose restrictions on our business.

At July 31, 2012, indebtedness on our outstanding convertible notes totaled approximately $1.4 billion in aggregate principal, which includes approximately $216 million in convertible notes that mature in May 2013. Our indebtedness could have important negative consequences, including:

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

On August 13, 2012, we entered into a $150 million senior secured asset-based revolving credit facility. In addition to customary remedies should we default under the credit agreement governing this facility, we may be subject to cash dominion and required compliance with a fixed charge coverage ratio in the event that we do not to maintain the requisite level of availability under the facility. The credit agreement also contains customary covenants that limit our ability to, among other things, pay cash dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, enter into certain acquisition transactions, repay indebtedness, make investments or dispose of assets. The credit facility matures on August 13, 2015, provided that it will mature early on (i) January 31, 2013, if any of Ciena's 0.25% senior convertible notes due May 1, 2013 are then outstanding and Ciena is unable to meet certain financial criteria with respect to its cash position at that time, or (ii) December 15, 2014, if any of Ciena's 4.00% senior convertible notes due March 15, 2015 are then outstanding. We may also enter into additional transactions or lending facilities, including equipment loans, working capital lines of credit and other long-term debt, that may increase our indebtedness and result in additional restrictions upon our business.

Significant volatility and uncertainty in the capital markets may limit our access to funding.
We have accessed the capital markets in the past and successfully raised funds, through the issuance of equity or convertible debt, to increase our cash position, support our operations and undertake strategic growth initiatives, including the acquisition of the MEN Business. We regularly evaluate our liquidity position, debt obligations, and anticipated cash needs to fund our long-term operating plans and may consider raising additional capital in the future. Global capital markets have undergone a sustained period of significant volatility and uncertainty and there can be no assurance that such financing alternatives would be available to us, should we determine it necessary or advisable to seek additional cash resources.

Facilities transitions could be disruptive to our operations and result in unanticipated expense.

We will be undertaking significant facilities transitions affecting a number of our largest employee populations, including our headquarters facility. In November 2011, we entered into a lease for our new corporate headquarters in Hanover, Maryland. While we have transitioned certain affected employees and operations, including key management and administration resources, to this new facility, we do not expect to complete the transition of all affected personnel and functions until early 2013. This transition could be disruptive to our operations and could result in unanticipated expense that adversely affects our financial results. In addition, the lease of our “Lab 10” building on the Carling Campus in Ottawa, Canada will expire in fiscal 2016 and the lease for our research and development facility in Gurgaon, India will expire in fiscal 2014. Both locations include sophisticated research and development lab equipment and key engineering personnel, and our Ottawa facility is our largest facility globally. We are currently considering facilities and development alternatives, however locating appropriate alternative space for our engineering operations may be costly and there can be no assurance that the transition of key engineering functions to a successor facility will not be disruptive or adversely affect productivity.

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

As of July 31, 2012, our balance sheet includes $448.0 million in long-lived assets, which includes $275.7 million of intangible assets. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These assumptions are used to forecast future, undiscounted cash flows. Given the significant uncertainty and instability of macroeconomic conditions in recent periods, forecasting future business is difficult and subject to modification. If actual market conditions differ or our forecasts change, we may be required to reassess long-lived assets and could record an impairment charge. Any impairment charge relating to long-lived assets would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results could be materially adversely affected in such period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1
ABL Credit Agreement, dated August 13, 2012, by and among Ciena Corporation, Ciena Communications, Inc. and Ciena Canada, Inc., as the borrowers, the lenders party thereto, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, Bank of America, N.A., as syndication agent, and Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association, as co-documentation agents (a)

10.2
Amendment to Credit Agreement, dated August 24, 2012, by and among Ciena Corporation, Ciena Communications, Inc. and Ciena Canada, Inc., as he borrowers, and Deutsche Bank AG New York Branch, as administrative agent (a)

10.3	Security Agreement, dated August 13, 2012, by and among Ciena Corporation and Ciena Communications, Inc., as assignors, and Deutsche Bank AG New York Branch, as collateral agent (a)

10.4	Pledge Agreement, dated August 13, 2012, by and among Ciena Corporation and Ciena Communications, Inc., as pledgers, and Deutsche Bank AG New York Branch, as collateral agent and pledgee (a)

10.5	U.S. Guaranty, dated August 13, 2012, by and among Ciena Corporation and Ciena Communications, Inc., as guarantors, and Deutsche Bank AG New York Branch, as administrative agent (a)

10.6	Canadian Security Agreement, dated August 13, 2012, by and between Ciena Canada, Inc., as assignor, and Deutsche Bank AG New York Branch, as collateral agent (a)

10.7	Canadian Guaranty, dated August 13, 2012, by and between Ciena Canada, Inc., as guarantor, and Deutsche Bank AG New York Branch, as administrative agent (a)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(a)
Representations and warranties included in these agreements, as amended, were made by the parties to one another in connection with a negotiated transaction. These representations and warranties were made as of specific dates, only for purposes of these agreements and for the benefit of the parties thereto. These representations and warranties were subject to important exceptions and limitations agreed upon by the parties, including being qualified by confidential disclosures, made for the purposes of allocating contractual risk between the parties rather than establishing these matters as facts. These agreements are filed with this report only to provide investors with information regarding its terms and conditions, and not to provide any other factual information regarding Ciena or any other party thereto. Accordingly, investors should not rely on the representations and warranties contained in these agreements or any description thereof as characterizations of the actual state of facts or condition of any party, its subsidiaries or affiliates. The information in these agreements should be considered together with Ciena's public reports filed with the SEC.

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

Ciena Corporation
Date:	September 5, 2012	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	September 5, 2012	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)