Form 10-Q
period 2013-01-31
CIENA CORP
filed 2013-03-13
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2013
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 8, 2013
common stock, $0.01 par value	101,527,083

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended January 31,
	2012	2013
Revenue:
Products	$333,673	$353,057
Services	83,012	100,036
Total revenue	416,685	453,093
Cost of goods sold:
Products	197,752	196,521
Services	51,177	60,777
Total cost of goods sold	248,929	257,298
Gross profit	167,756	195,795
Operating expenses:
Research and development	89,664	89,125
Selling and marketing	64,411	66,588
General and administrative	29,664	28,208
Amortization of intangible assets	13,471	12,453
Restructuring costs	1,722	5,030
Total operating expenses	198,932	201,404
Loss from operations	(31,176)	(5,609)
Interest and other income (loss), net	(4,887)	(137)
Interest expense	(9,570)	(10,732)
Loss on extinguishment of debt	—	(28,630)
Loss before income taxes	(45,633)	(45,108)
Provision for income taxes	2,020	2,216
Net loss	$(47,653)	$(47,324)
Basic net loss per common share	$(0.49)	$(0.47)
Diluted net loss per potential common share	$(0.49)	$(0.47)
Weighted average basic common shares outstanding	98,066	101,204
Weighted average dilutive potential common shares outstanding	98,066	101,204

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Quarter Ended January 31,
	2012	2013
Net loss	$(47,653)	$(47,324)
Change in unrealized loss on available-for-sale securities, net of tax	(24)	(44)
Change in unrealized gain on foreign currency forward contracts, net of tax	364	77
Change in accumulated translation adjustments	(2,222)	960
Total comprehensive loss	$(49,535)	$(46,331)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31, 2012	January 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$642,444	$552,267
Short-term investments	50,057	84,918
Accounts receivable, net	345,496	394,785
Inventories	260,098	266,901
Prepaid expenses and other	117,595	136,002
Total current assets	1,415,690	1,434,873
Equipment, furniture and fixtures, net	123,580	122,207
Other intangible assets, net	257,137	239,300
Other long-term assets	84,736	88,792
Total assets	$1,881,143	$1,885,172
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$179,704	$182,671
Accrued liabilities	209,540	214,918
Deferred revenue	79,516	79,916
Convertible notes payable	216,210	216,210
Total current liabilities	684,970	693,715
Long-term deferred revenue	27,560	28,562
Other long-term obligations	31,779	32,785
Long-term convertible notes payable	1,225,806	1,208,745
Total liabilities	1,970,115	1,963,807
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 100,601,792 and 101,518,915 shares issued and outstanding	1,006	1,015
Additional paid-in capital	5,797,765	5,854,424
Accumulated other comprehensive income (loss)	(3,354)	(2,361)
Accumulated deficit	(5,884,389)	(5,931,713)
Total stockholders’ equity (deficit)	(88,972)	(78,635)
Total liabilities and stockholders’ equity (deficit)	$1,881,143	$1,885,172

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended January 31,
	2012	2013
Cash flows from operating activities:
Net loss	$(47,653)	$(47,324)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	—	28,630
Change in fair value of embedded redemption feature	980	(310)
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	14,721	14,745
Share-based compensation costs	8,888	8,320
Amortization of intangible assets	19,415	17,838
Provision for inventory excess and obsolescence	8,224	3,580
Provision for warranty	7,706	4,029
Other	2,605	2,951
Changes in assets and liabilities:
Accounts receivable	17,078	(49,540)
Inventories	(26,799)	(10,383)
Prepaid expenses and other	14,500	(25,785)
Accounts payable, accruals and other obligations	15,850	6,121
Deferred revenue	(22,634)	1,402
Net cash provided by (used in) operating activities	12,881	(45,726)
Cash flows used in investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(7,898)	(12,243)
Restricted cash	(866)	627
Purchase of available for sale securities	—	(84,918)
Proceeds from maturities of available for sale securities	—	50,000
Proceeds from sale of cost method investment	524	—
Net cash used in investing activities	(8,240)	(46,534)
Cash flows from financing activities:
Payment for debt and equity issuance costs	—	(3,237)
Repayment of capital lease obligations	—	(676)
Proceeds from issuance of common stock	5,669	5,820
Net cash provided by financing activities	5,669	1,907
Effect of exchange rate changes on cash and cash equivalents	(1,745)	176
Net increase (decrease) in cash and cash equivalents	10,310	(90,353)
Cash and cash equivalents at beginning of period	541,896	642,444
Cash and cash equivalents at end of period	$550,461	$552,267
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,458	$4,739
Cash paid during the period for income taxes, net	$2,823	$3,259
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$7,409	$4,215
Debt issuance costs in accrued liabilities	$—	$219
Fixed assets acquired under capital leases	$3,078	$646

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	INTERIM FINANCIAL STATEMENTS
The interim financial statements included herein for Ciena Corporation (“Ciena”) have been prepared by Ciena, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, financial statements included in this report reflect all normal recurring adjustments that Ciena considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial position of Ciena at the date of the interim balance sheets. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The October 31, 2012 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, Ciena believes that the disclosures are adequate to understand the information presented herein. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with Ciena’s audited consolidated financial statements and the notes thereto included in Ciena’s annual report on Form 10-K for the fiscal year ended October 31, 2012.
Ciena has a 52 or 53 week fiscal year, which ends on the Saturday nearest to the last day of October of each year. Fiscal 2013 is a 52-week fiscal year. Fiscal 2012 was a 53-week fiscal year with the additional week occurring in the fourth quarter. For purposes of financial statement presentation, each fiscal year is described as having ended on October 31, and each fiscal quarter is described as having ended on January 31, April 30 and July 31 of each fiscal year.

(2)	SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for convertible notes payable valuations, purchase accounting, bad debts, valuation of inventories and investments, recoverability of intangible assets, other long-lived assets, income taxes, warranty obligations, restructuring liabilities, derivatives, incentive compensation, contingencies and litigation. Ciena bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results may differ materially from management’s estimates.

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

Segment Reporting

Ciena's chief operating decision maker, its chief executive officer, evaluates the company's performance and allocates resources based on multiple factors, including measures of segment profit (loss). Operating segments are defined as components of an enterprise that engage in business activities that may earn revenue and incur expense; for which discrete financial information is available, and for which such information is evaluated regularly by the chief operating decision maker for purposes of allocating resources and assessing performance. See Note 17 below.

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

Concentrations

Substantially all of Ciena's cash and cash equivalents are maintained at a small number of major U.S. financial institutions. The majority of Ciena's cash equivalents consist of money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. Because these deposits generally may be redeemed upon demand, management believes that they bear minimal risk.

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

Revenue for multiple element arrangements is allocated to each unit of accounting based on the relative selling price of each delivered element, with revenue recognized for each delivered element when the revenue recognition criteria are met. Ciena determines the selling price for each deliverable based upon the selling price hierarchy for multiple-deliverable arrangements. Under this hierarchy, Ciena uses vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third party evidence (“TPE”) of selling price if VSOE does not exist. If neither VSOE nor TPE of selling price exists for a deliverable, Ciena uses its best estimate of selling price (“BESP”) for that deliverable.

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

Warranty Accruals

Ciena provides for the estimated costs to fulfill customer warranty obligations upon recognition of the related revenue. Estimated warranty costs include estimates for material costs, technical support labor costs and associated overhead. Warranty is included in cost of goods sold and is determined based upon actual warranty cost experience, estimates of component failure rates and management's industry experience. Ciena's sales contracts do not permit the right of return of the product by the customer after the product has been accepted.

Accounts Receivable, Net

Ciena's allowance for doubtful accounts is based on its assessment, on a specific identification basis, of the collectibility of customer accounts. Ciena performs ongoing credit evaluations of its customers and generally has not required collateral or other forms of security from its customers. In determining the appropriate balance for Ciena's allowance for doubtful accounts, management considers each individual customer account receivable in order to determine collectibility. In doing so, management considers creditworthiness, payment history, account activity and communication with the customer. If a customer's financial condition changes, Ciena may be required to record an allowance for doubtful accounts, which would negatively affect its results of operations.

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

In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. In addition, tax authorities periodically audit Ciena's income tax returns. These audits examine significant tax filing positions, including the timing and amounts of deductions and the allocation of income tax expenses among tax jurisdictions. Ciena is currently under audit in India for 2007 and 2008, in Mexico for 2007 and in the United Kingdom for 2009. Management does not expect the outcome of these audits to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. Ciena's major tax jurisdictions and the earliest open tax years are as follows: United States (2009), United Kingdom (2006), Canada (2005) and India (2007). However, limited adjustments can be made to Federal U.S. tax returns in earlier years in order to reduce net operating loss carryforwards. Ciena classifies interest and penalties related to uncertain tax positions as a component of income tax expense. All of the uncertain tax positions, if recognized, would decrease the effective income tax rate.

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

•
Level 2 inputs are quoted prices for identical or similar assets or liabilities in less active markets or model-derived valuations in which significant inputs are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and

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

Restructuring

From time to time, Ciena takes actions to better align its workforce, facilities and operating costs with perceived market opportunities, business strategies and changes in market and business conditions. GAAP requires that a liability for the cost associated with an exit or disposal activity be recognized in the period in which the liability is incurred, except for one-time employee termination benefits related to a service period of more than 60 days, which are accrued over the service period. See Note 3 below.

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

Derivatives

Ciena's 4.0% convertible senior notes due March 15, 2015 (the "2015 Notes") include a redemption feature that is accounted for as a separate embedded derivative. The embedded redemption feature is recorded at fair value on a recurring basis, and these changes are included in interest and other income, net on the Condensed Consolidated Statement of Operations.

From time to time, Ciena uses foreign currency forward contracts to reduce variability in certain forecasted non U.S.-dollar denominated cash flows. Generally, these derivatives have maturities of twelve months or less and are designated as cash flow hedges. At the inception of the cash flow hedge, and on an ongoing basis, Ciena assesses whether the forward contract has been effective in offsetting changes in cash flows attributable to the hedged risk during the hedging period. The effective portion of the derivative's net gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and, upon the occurrence of the forecasted transaction, is subsequently reclassified to the line item in the Consolidated Statement of Operations to which the hedged transaction relates. Any net gain or loss associated with the ineffectiveness of the hedging instrument is reported in interest and other income, net. From time to time Ciena may also use foreign currency forwards to hedge certain balance sheet exposures. These forwards are not designated as hedges for accounting purposes and any net gain or loss associated with these derivatives is reported in interest and other income, net. See Note 12 below.

Computation of Net Income (Loss) per Share

Ciena calculates basic earnings per share ("EPS") by dividing earnings attributable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS includes other potential dilutive shares that would be outstanding if securities or other contracts to issue common stock were exercised or converted into common stock. Ciena uses a dual presentation of basic and diluted EPS on the face of its income statement. A reconciliation of the numerator and denominator used for the basic and diluted EPS computations is set forth in Note 15 below.

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

Newly Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that amends current fair value measurement and disclosure guidance to converge with International Financial Reporting Standards (IFRS). This update provides improved comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Ciena adopted this guidance in the first quarter of fiscal 2013.

In June 2011, the Financial Accounting Standards Board issued an accounting standards update that requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Ciena adopted this guidance in the first quarter of fiscal 2013.

In February 2013, the Financial Accounting Standards Board issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard update will be effective for Ciena beginning in the first quarter of fiscal 2014, at which time Ciena will include the required disclosures.

(3)	RESTRUCTURING COSTS

Ciena has undertaken a number of restructuring activities intended to reduce expense and better align its workforce and costs with market opportunities, product development and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the three months ended January 31, 2013 (in thousands):

	Workforce reduction	Consolidation of excess facilities	Total
Balance at October 31, 2012	$1,449	$3,600	$5,049
Additional liability recorded	3,905	1,087	4,992
Non-cash disposal	—	(619)	(619)
Cash payments	(3,190)	(1,437)	(4,627)
Balance at January 31, 2013	$2,164	$2,631	$4,795
Current restructuring liabilities	$2,164	$1,817	$3,981
Non-current restructuring liabilities	$—	$814	$814

The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the three months ended January 31, 2012 (in thousands):

	Workforce reduction	Consolidation of excess facilities	Total
Balance at October 31, 2011	$160	$3,293	$3,453
Additional liability recorded	1,722	—	1,722
Cash payments	(242)	(463)	(705)
Balance at January 31, 2012	$1,640	$2,830	$4,470
Current restructuring liabilities	$1,640	$439	$2,079
Non-current restructuring liabilities	$—	$2,391	$2,391

(4)	MARKETABLE SECURITIES

As of the dates indicated, short-term investments are comprised of the following (in thousands):

	January 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$84,918	$—	$—	$84,918
Included in short-term investments	$84,918	$—	$—	$84,918

	October 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$49,987	$70	$—	$50,057
Included in short-term investments	$49,987	$70	$—	$50,057

The following table summarizes final legal maturities of debt investments at January 31, 2013 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$84,918	$84,918
Due in 1-2 years	—	—
	$84,918	$84,918

(5)	FAIR VALUE MEASUREMENTS

As of the date indicated, the following table summarizes the fair value of assets and liabilities that are recorded at fair value on a recurring basis (in thousands):

	January 31, 2013
	Level 1		Level 2	Level 3	Total
Assets:
U.S. government obligations	$84,918		$—	$—	$84,918
Foreign currency forward contracts	—		200	—	200
Embedded redemption feature	—		—	100	100
Total assets measured at fair value	$84,918		$200	$100	$85,218

Liabilities:
Foreign currency forward contracts	$—		$159	$—	$159
Total liabilities measured at fair value	$—	—	$159	$—	$159

As of the date indicated, the assets and liabilities above were presented on Ciena’s Condensed Consolidated Balance Sheet as follows (in thousands):

	January 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$84,918	$—	$—	$84,918
Prepaid expenses and other	—	200	—	200
Other long-term assets	—	—	100	100
Total assets measured at fair value	$84,918	$200	$100	$85,218

Liabilities:
Accrued liabilities	$—	$159	$—	$159
Total liabilities measured at fair value	$—	$159	$—	$159

Ciena’s Level 3 assets included in other long-term assets reflect an embedded redemption feature contained within Ciena's 2015 Notes. See Note 13 below. The embedded redemption feature is bifurcated from Ciena’s 2015 Notes using the “with-and-without” approach. As such, the total value of the embedded redemption feature is calculated as the difference between the value of the 2015 Notes (the “Hybrid Instrument”) and the value of an identical instrument without the embedded redemption feature (the “Host Instrument”). Both the Host Instrument and the Hybrid Instrument are valued using a modified binomial model. The modified binomial model utilizes a risk free interest rate, an implied volatility of Ciena’s stock, the recovery rates of bonds and the implied default intensity of the 2015 Notes.
As of the dates indicated, the following table sets forth, in thousands, the reconciliation of changes in fair value measurements of Level 3 assets:

Level 3
Balance at October 31, 2012	$420
Issuances	—
Settlements	(630)
Changes in unrealized gain (loss)	310
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at January 31, 2013	$100

(6)	ACCOUNTS RECEIVABLE

As of January 31, 2013, one customer accounted for 10% of accounts receivable. Allowance for doubtful accounts was $1.5 million and $1.6 million as of October 31, 2012 and January 31, 2013, respectively. Ciena has not historically experienced a significant amount of bad debt expense.

(7)	INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	October 31, 2012	January 31, 2013
Raw materials	$39,678	$46,230
Work-in-process	10,736	7,079
Finished goods	178,210	178,815
Deferred cost of goods sold	71,484	77,146
	300,108	309,270
Provision for excess and obsolescence	(40,010)	(42,369)
	$260,098	$266,901

Ciena writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand and market conditions. During the first three months of fiscal 2013, Ciena recorded a provision for excess and obsolescence of $3.6 million, primarily related to engineering design changes and the discontinuance of certain parts and components used in the manufacture of our Optical Transport and Converged Packet Optical products. Deductions from the provision for excess and obsolete inventory relate to disposal activities.

(8)	PREPAID EXPENSES AND OTHER
As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	October 31, 2012	January 31, 2013
Prepaid VAT and other taxes	$37,806	$55,562
Deferred deployment expense	19,449	18,580
Product demonstration equipment, net	33,144	33,058
Prepaid expenses	16,477	16,129
Restricted cash	2,030	1,336
Other non-trade receivables	8,689	11,337
	$117,595	$136,002

Depreciation of product demonstration equipment was $2.4 million and $1.8 million for the first three months of fiscal 2012 and 2013, respectively.

(9)	EQUIPMENT, FURNITURE AND FIXTURES

As of the dates indicated, equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31, 2012	January 31, 2013
Equipment, furniture and fixtures	$422,118	$381,693
Leasehold improvements	61,493	62,663
	483,611	444,356
Accumulated depreciation and amortization	(360,031)	(322,149)
	$123,580	$122,207

Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements was $12.3 million and $13.0 million for the first three months of fiscal 2012 and 2013, respectively. During the first three months of fiscal 2013, in connection with the restructuring activities described above, Ciena disposed of equipment, furniture and fixtures with an original cost of $51.9 million and the related accumulated depreciation of $51.3 million.

(10)	OTHER INTANGIBLE ASSETS
As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	October 31, 2012			January 31, 2013
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Developed technology	$417,833	$(279,195)	$138,638	$417,833	$(289,808)	$128,025
Patents and licenses	46,538	(45,566)	972	46,538	(45,620)	918
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	323,573	(206,046)	117,527	323,573	(213,216)	110,357
Total other intangible assets	$787,944	$(530,807)	$257,137	$787,944	$(548,644)	$239,300

The amortization of finite-lived other intangible assets was $19.4 million and $17.8 million for the first three months of fiscal 2012 and 2013, respectively. Expected future amortization of finite-lived other intangible assets for the fiscal years indicated is as follows (in thousands):

Period ended October 31,
2013 (remaining nine months)	$53,471
2014	57,152
2015	52,879
2016	52,879
2017	22,783
Thereafter	136
$239,300

(11)	OTHER BALANCE SHEET DETAILS
As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	October 31, 2012	January 31, 2013
Maintenance spares inventory, net	$57,548	$62,369
Deferred debt issuance costs, net	20,575	19,276
Embedded redemption feature	420	100
Restricted cash	2,413	2,479
Other	3,780	4,568
	$84,736	$88,792

Deferred debt issuance costs are amortized using the straight line method, which approximates the effect of the effective interest rate method, through the maturity of the related debt. Amortization of debt issuance costs related to our convertible notes payable and the Credit Facility, which is included in interest expense, was $1.3 million and $1.5 million during the first three months of fiscal 2012 and fiscal 2013, respectively.
As of the dates indicated, accrued liabilities are comprised of the following (in thousands):

	October 31, 2012	January 31, 2013
Warranty	$55,132	$53,490
Compensation, payroll related tax and benefits	48,885	56,965
Vacation	29,581	29,247
Current restructuring liabilities	3,516	3,981
Interest payable	4,404	8,355
Other	68,022	62,880
	$209,540	$214,918

The following table summarizes the activity in Ciena’s accrued warranty for the fiscal periods indicated (in thousands):

				Balance at
Three months ended	Beginning			end of
January 31,	Balance	Provisions	Settlements	period
2012	$47,282	7,706	(5,944)	$49,044
2013	$55,132	4,029	(5,671)	$53,490

As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	October 31, 2012	January 31, 2013
Products	$29,279	$34,766
Services	77,797	73,712
	107,076	108,478
Less current portion	(79,516)	(79,916)
Long-term deferred revenue	$27,560	$28,562

(12)	FOREIGN CURRENCY FORWARD CONTRACTS

As of January 31, 2013, Ciena had forward contracts to reduce the variability in its Canadian Dollar denominated expense, which principally relate to research and development activities. These derivative contracts have been designated as cash flow hedges. During the first quarter of fiscal 2013, in order to hedge certain balance sheet exposures, Ciena entered into a three-month forward contract to sell Brazilian Real and buy equivalent US Dollars. This derivative contract has not been designated as a hedge. Ciena's foreign currency forward contracts are immaterial for separate financial statement presentation.

(13)	CONVERTIBLE NOTES PAYABLE

Private Exchange Offer Transactions

On December 27, 2012, Ciena issued $187.5 million in aggregate principal amount of 4.0% Convertible Senior Notes due 2020 (the “2020 Notes”) in separate private offerings in exchange for $187.5 million in aggregate principal amount of 2015 Notes (the “Exchange Transactions”). The Exchange Transactions resulted in the retirement of outstanding 2015 Notes with a carrying value of $187.9 million, the write-off of unamortized debt issuance costs of $2.3 million, and settlement of $0.6 million relating to the redemption feature on the 2015 Notes accounted for as a separate embedded derivative. The 2020 Notes offered in the Exchange Transactions had a fair value of $213.6 million, which resulted in a loss on extinguishment of debt of $28.6 million in the first quarter of fiscal 2013. Ciena does not expect the Exchange Transactions to affect its taxes from continuing operations, as the company continues to provide a valuation allowance against its deferred tax assets.

The 2020 Notes are senior unsecured obligations and rank equally with all of Ciena's other existing and future senior unsecured debt. The 2020 Notes pay interest from the date of issuance at a rate of 4.0% per year with respect to each $1,000 original principal amount. The interest is payable semi-annually on June 15 and December 15, commencing on June 15, 2013. The principal amount of the 2020 Notes will also accrete at a rate of 1.85% per year commencing December 27, 2012, compounding on a semi-annual basis. The accreted portion of the principal payable at maturity does not bear interest and is not convertible into shares of Ciena's common stock. The 2020 Notes will mature on December 15, 2020.

The 2020 Notes may be converted prior to maturity, at the option of the holder, into shares of Ciena's common stock at an initial conversion rate of 49.0557 shares of common stock per $1,000 in original principal amount, which is equal to an initial conversion price of $20.385 per share. In addition, Ciena may elect to convert the 2020 Notes in whole or in part at any time on or prior to December 15, 2020, if the daily volume weighted average price of the common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days in any 30 consecutive trading day period. If Ciena elects to convert the 2020 Notes on or before maturity, the conversion rate will be adjusted to include an amount of additional shares, determined by reference to a make-whole table, payable in Ciena common stock, or its cash equivalent, at Ciena's election. An aggregate of 9,197,944 shares of Ciena common stock issuable upon conversion of the 2020 Notes have been reserved for issuance.

Upon certain fundamental changes, holders of the 2020 Notes have the option to require Ciena to purchase the 2020 Notes at a price equal to the accreted principal amount of the notes delivered for repurchase plus any accrued and unpaid interest on the original principal amount. Upon a holder's election to convert the 2020 Notes in connection with certain fundamental changes, the conversion rate will be adjusted to include an amount of additional shares, determined by reference to a make-whole table, payable in Ciena common stock, or its cash equivalent, at the election of the Company.

Accounting guidance issued by the FASB requires the issuer of convertible debt instruments with cash settlement features, including partial cash settlement, to account separately for the liability and equity components of the instrument. Under this guidance, the debt is recognized at the present value of its cash flows discounted using the issuer's nonconvertible debt borrowing rate at the time of issuance and the equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The reduced carrying value on the convertible debt results in a debt discount that is accreted back to the convertible debt's principal amount through the recognition of non-cash interest expense over the expected life of the debt, which results in recognizing the interest expense on these borrowings at effective rates approximating what Ciena would have incurred had nonconvertible debt with otherwise similar terms been issued.

Because the additional make-whole shares can be settled in cash or common stock at Ciena's option, the debt and equity components were accounted for separately. Ciena measured the fair value of the debt component of the 2020 Notes using an effective interest rate of 7.0%. As a result, Ciena attributed $170.4 million of the fair value of the 2020 Notes to the debt component, which is netted against the face value of the 2020 Notes as a debt discount. The debt discount will be accreted over the period from the date of issuance to the contractual maturity date, resulting in the recognition of non-cash interest expense. In addition, Ciena recorded $43.1 million within additional paid-in capital representing the equity component of the 2020 Notes.

The 2020 Notes were issued pursuant to an Indenture entered into as of December 27, 2012 (the “Indenture”) with The Bank of New York Mellon Trust Company, N.A., as trustee. The Indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others, the following: nonpayment of principal (including accreted portion) or interest; breach of covenants or other agreements in the Indenture; defaults in failure to pay certain other indebtedness; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing under the Indenture, the trustee or the holders of at least 25% in aggregate original principal amount of the 2020 Notes then outstanding may declare the principal (including accreted portion) of, premium, if any, and accrued interest on all the 2020 Notes immediately due and payable.

The principal balance, unamortized discount and net carrying amount of the liability and equity components of our 2020 Notes were as follows as of January 31, 2013:

	Liability Component			Equity Component
	Principal Balance	Unamortized Discount	Net Carrying Amount	Net Carrying Amount
4.0% Convertible Senior Notes due December 15, 2020	$187,852	$16,968	$170,884	$43,100

The following table sets forth, in thousands, the carrying value and the estimated fair value of Ciena’s outstanding convertible notes:

	January 31, 2013
Description	Carrying Value	Fair Value(2)
0.25% Convertible Senior Notes due May 1, 2013	216,210	215,669
4.0% Convertible Senior Notes, due March 15, 2015 (1)	187,861	210,703
0.875% Convertible Senior Notes due June 15, 2017	500,000	450,000
3.75% Convertible Senior Notes due October 15, 2018	350,000	399,875
4.0% Convertible Senior Notes due December 15, 2020 (3)	170,884	222,422
	$1,424,955	$1,498,669

(1)	Includes unamortized bond premium related to embedded redemption feature

(2)	The fair value reported above is based on the quoted prices for the notes on the date above.

(3)	Includes unamortized discount and accretion of principal.

(14)	CREDIT FACILITY
During fiscal 2012, Ciena entered into a $150.0 million senior secured asset-based revolving credit facility (the “Credit Facility”). Ciena principally expects to use the Credit Facility to support the issuance of letters of credit that arise in the ordinary course of its business and thereby to reduce its use of cash required to collateralize these instruments. As of January 31, 2013, letters of credit totaling $51.8 million were collateralized by the Credit Facility. There were no borrowings outstanding under the Credit Facility as of January 31, 2013. Ciena satisfied the financial criteria such that the Credit Facility did not mature early on January 31, 2013.

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

	Quarter Ended January 31,
Numerator	2012	2013
Net loss	$(47,653)	$(47,324)

	Quarter Ended January 31,
Denominator	2012	2013
Basic weighted average shares outstanding	98,066	101,204
Dilutive weighted average shares outstanding	98,066	101,204

	Quarter Ended January 31,
EPS	2012	2013
Basic EPS	$(0.49)	$(0.47)
Diluted EPS	$(0.49)	$(0.47)

The following table summarizes the weighted average shares excluded from the calculation of the denominator for Basic and Diluted EPS due to their anti-dilutive effect for the fiscal years indicated (in thousands):

	Quarter Ended January 31,
	2012	2013
Shares underlying stock options, restricted stock units and warrants	7,098	5,223
0.25% Convertible Senior Notes due May 1, 2013	5,470	5,470
4.0% Convertible Senior Notes due March 15, 2015	18,396	14,615
0.875% Convertible Senior Notes due June 15, 2017	13,108	13,108
3.75% Convertible Senior Notes due October 15, 2018	17,355	17,355
4.0% Convertible Senior Notes due December 15, 2020	—	3,781
Total excluded due to anti-dilutive effect	61,427	59,552

(16)	SHARE-BASED COMPENSATION EXPENSE
Ciena maintains two active equity compensation plans, the 2008 Omnibus Incentive Plan (“2008 Plan”) and the Amended and Restated Employee Stock Purchase Plan (“ESPP”). These plans were approved by stockholders and are described in Ciena’s annual report on Form 10-K. In March 2012, Ciena stockholders approved the addition of 5.5 million additional shares of common stock for issuance under the 2008 Plan. As a result, the total number of shares authorized for issuance under the 2008 Plan is 18.5 million shares. As of January 31, 2013, approximately 5.3 million shares remained available for issuance under the 2008 Plan.
     Stock Options
Outstanding stock option awards to employees are generally subject to service-based vesting restrictions and vest incrementally over a four-year period. The following table is a summary of Ciena’s stock option activity for the period indicated (shares in thousands):

	Shares Underlying Options Outstanding	Weighted Average Exercise Price
Balance at October 31, 2012	3,207	$27.58
Granted	—	—
Exercised	(19)	7.51
Canceled	(626)	31.46
Balance at January 31, 2013	2,562	$26.79

The total intrinsic value of options exercised during the first three months of fiscal 2012 and fiscal 2013 was $0.1 million and $0.2 million, respectively. There were no stock options granted by Ciena during the first three months of fiscal 2012 and fiscal 2013.
The following table summarizes information with respect to stock options outstanding at January 31, 2013, based on Ciena’s closing stock price on the last trading day of Ciena’s first fiscal quarter of 2013 (shares and intrinsic value in thousands):

			Options Outstanding at				Vested Options at
			January 31, 2013				January 31, 2013
			Number	Weighted Average Remaining	Weighted		Number	Weighted Average Remaining	Weighted
Range of			of	Contractual	Average	Aggregate	of	Contractual	Average	Aggregate
Exercise			Underlying	Life	Exercise	Intrinsic	Underlying	Life	Exercise	Intrinsic
Price			Shares	(Years)	Price	Value	Shares	(Years)	Price	Value
$0.94	—	$16.31	293	4.67	$8.44	$2,177	275	4.55	$8.23	$2,104
$16.52	—	$17.29	383	2.29	16.68	—	383	2.29	16.68	—
$17.43	—	$24.50	513	2.15	20.50	—	513	2.15	20.50	—
$24.69	—	$28.28	369	3.69	26.94	—	369	3.69	26.94	—
$28.61	—	$31.43	174	3.28	29.62	—	173	3.28	29.62	—
$31.71	—	$32.55	26	4.02	31.92	—	26	4.02	31.92	—
$33.00	—	$37.10	302	4.13	35.19	—	302	4.13	35.19	—
$37.31	—	$47.32	477	1.65	44.88	—	477	1.65	44.88	—
$47.53	—	$55.79	25	0.70	48.94	—	25	0.7	48.94	—
$0.94	—	$267.52	2,562	2.90	$26.79	$2,177	2,543	2.88	$26.89	$2,104

     Assumptions for Option-Based Awards
Ciena recognizes the fair value of service-based options as share-based compensation expense on a straight-line basis over the requisite service period. Ciena did not grant any option-based awards during the first three months of fiscal 2012 or fiscal 2013.
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
     Restricted Stock Units
A restricted stock unit is a stock award that entitles the holder to receive shares of Ciena common stock as the unit vests. Ciena’s outstanding restricted stock unit awards are subject to service and/or performance-based vesting conditions. Awards subject to service-based conditions typically vest in increments over a three or four-year period. Awards with performance-based vesting conditions require the achievement of certain operational, financial or other performance criteria or targets as a condition of vesting, or the acceleration of vesting, of such awards. Ciena recognizes the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based compensation expense over the performance period, using graded vesting, which considers each performance period or tranche separately, based upon Ciena’s determination of whether it is probable that the performance targets will be achieved. At each reporting period, Ciena reassesses the probability of achieving the performance targets and the performance period required to meet those targets.
The following table is a summary of Ciena’s restricted stock unit activity for the period indicated, with the aggregate fair value of the balance outstanding at the end of each period, based on Ciena’s closing stock price on the last trading day of the relevant period (shares and aggregate fair value in thousands):

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Fair Value
Balance at October 31, 2012	4,403	$14.16	$56,267
Granted	2,000
Vested	(473)
Canceled or forfeited	(486)
Balance at January 31, 2013	5,444	$14.84	$86,402

The total fair value of restricted stock units that vested and were converted into common stock during the first three months of fiscal 2012 and fiscal 2013 was $7.3 million and $7.5 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena during the first three months of fiscal 2012 and fiscal 2013 was $10.69 and $15.64 respectively.

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

Amended and Restated Employee Stock Purchase Plan
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
During the first three months of fiscal 2013, Ciena issued 0.4 million shares under the ESPP. At January 31, 2013, 7.7 million shares remained available for issuance under the ESPP.

Share-Based Compensation Expense for Periods Reported

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended January 31,
	2012	2013
Product costs	$485	$561
Service costs	437	427
Share-based compensation expense included in cost of sales	922	988
Research and development	2,134	2,033
Sales and marketing	3,101	2,743
General and administrative	2,797	2,556
Acquisition and integration costs	6	—
Share-based compensation expense included in operating expense	8,038	7,332
Share-based compensation expense capitalized in inventory, net	(72)	—
Total share-based compensation	$8,888	$8,320

As of January 31, 2013, total unrecognized share-based compensation expense was $72.2 million: (i) $0.1 million related to unvested stock options and expected to be recognized over a weighted-average period of 0.4 year, and (ii) $72.1 million related to unvested restricted stock units and expected to be recognized over a weighted-average period of 1.6 years.

(17)	SEGMENTS AND ENTITY WIDE DISCLOSURES

Segment Reporting
During the first quarter of fiscal 2013, Ciena reorganized its internal organizational structure and the management of its business into the following new operating segments: (i) Converged Packet Optical; (ii) Packet Networking; (iii) Optical Transport; and (iv) Software and Services. Ciena's chief operating decision maker, its chief executive officer, evaluates the company's performance and allocates resources based on multiple factors, including measures of segment profit (loss). Operating segments are defined as components of an enterprise that engage in business activities that may earn revenue and incur expense; for which discrete financial information is available, and for which such information is evaluated regularly by the chief operating decision maker for purposes of allocating resources and assessing performance. Ciena's segment revenue and segment profit (loss) for fiscal 2012 have been restated to reflect the new operating segments adopted in fiscal 2013. The following describes each of the newly reorganized operating segments:

•
Converged Packet Optical — includes networking solutions optimized for the convergence of coherent optical transport, OTN switching and packet switching. These platforms enable automated packet-optical infrastructures that create and efficiently allocate high-capacity bandwidth for the delivery of a wide variety of enterprise and consumer-oriented network services. Products in this segment include the 6500 Packet-Optical Platform featuring Ciena's WaveLogic coherent optical processors. Products also include Ciena's family of CoreDirector® Multiservice Optical Switches, its 5430 Reconfigurable Switching System and its OTN configuration for the 5410 Reconfigurable Switching System. These products include multiservice, multi-protocol switching systems that consolidate the functionality of an add/drop multiplexer, digital cross-connect and packet switch into a single, high-capacity intelligent switching system. These products address both the core and metro segments of communications networks and support key managed services, Ethernet/TDM Private Line, Triple Play and IP services. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations.

•
Packet Networking — principally includes Ciena's 3000 family of service delivery switches and service aggregation switches, the 5000 series of service aggregation switches, and its Ethernet packet configuration for the 5410 Service Aggregation Switch. These products support the access and aggregation tiers of communications networks and have principally been deployed to support wireless backhaul infrastructures and business data services. Employing sophisticated, carrier-grade Ethernet switching technology, these products deliver quality of service capabilities, virtual local area networking and switching functions, and carrier-grade operations, administration, and maintenance features. This segment includes legacy broadband products that transition voice networks to support Internet-based (IP) telephony, video services and DSL. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations.

•
Optical Transport — includes optical transport solutions that add capacity to core, regional and metro networks and enable cost-effective and efficient transport of voice, video and data traffic at high transmission speeds. Ciena's principal products in this segment include the 4200 Advanced Services Platform, Corestream® Agility Optical Transport System, 5100/5200 Advanced Services Platform, Common Photonic Layer (CPL), and 6100 Multiservice Optical Platform. This segment includes sales from SONET/SDH, transport and data networking products, as well as certain enterprise-oriented transport solutions that support storage and LAN extension, interconnection of data centers, and virtual private networks. This segment also includes operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations.

•
Software and Services — includes the Ciena One software suite, including OneControl, the integrated network and service management software designed to automate and simplify network management, operation and service delivery. These software solutions can track individual services across multiple product suites, facilitating planned network maintenance, outage detection and identification of customers or services affected by network performance. In addition to Ciena One, this segment includes the ON-Center® Network & Service Management Suite, Ethernet Services Manger, and the OMEA and Preside platforms from the MEN Business. This segment also includes a broad range of consulting and support services, including installation and deployment, maintenance support, consulting, network design and training activities. Except for revenue from the software portion of this segment, which is included in product revenue, revenue from this segment is included in services revenue on the Condensed Consolidated Statement of Operations.

Reportable segment asset information is not disclosed because it is not reviewed by the chief operating decision maker for purposes of evaluating performance and allocating resources.

Segment Revenue

The table below (in thousands) sets forth Ciena’s segment revenue for the respective periods:

	Quarter Ended January 31,
	2012	2013
Revenue:
Converged Packet Optical	$202,044	$239,960
Packet Networking	21,501	45,837
Optical Transport	107,656	57,597
Software and Services	85,484	109,699
Consolidated revenue	$416,685	$453,093

Segment Profit (Loss)
Segment profit (loss) is determined based on internal performance measures used by the chief executive officer to assess the performance of each operating segment in a given period. In connection with that assessment, the chief executive officer excludes the following items: selling and marketing costs; general and administrative costs; acquisition and integration costs; amortization of intangible assets; restructuring costs; interest and other income (net); interest expense; loss on extinguishment of debt and provisions (benefit) for income taxes.
The table below (in thousands) sets forth Ciena’s segment profit (loss) and the reconciliation to consolidated net income (loss) during the respective periods:

	Quarter Ended January 31,
	2012	2013
Segment profit (loss):
Converged Packet Optical	$30,288	$47,118
Packet Networking	(4,288)	5,083
Optical Transport	34,031	20,587
Software and Services	18,061	33,882
Total segment profit	78,092	106,670
Less: non-performance operating expenses
Selling and marketing	64,411	66,588
General and administrative	29,664	28,208
Amortization of intangible assets	13,471	12,453
Restructuring costs	1,722	5,030
Add: other non-performance financial items
Interest expense and other income (loss), net	(14,457)	(10,869)
Loss on extinguishment of debt	—	(28,630)
Less: Provision for income taxes	2,020	2,216
Consolidated net loss	$(47,653)	$(47,324)

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

	Quarter Ended January 31,
	2012	2013
United States	$233,078	$264,235
Canada	42,652	n/a
International	140,955	188,858
Total	$416,685	$453,093

n/a	Denotes revenue representing less than 10% of total revenue for the period

The following table reflects Ciena's geographic distribution of equipment, furniture and fixtures, net, with any country accounting for a significant percentage of total equipment, furniture and fixtures, net, specifically identified. Equipment, furniture and fixtures, net, attributable to geographic regions outside of the United States and Canada are reflected as “Other International.” For the periods below, Ciena's geographic distribution of equipment, furniture and fixtures was as follows (in thousands):

	October 31, 2012	January 31, 2013
United States	$64,653	$64,145
Canada	48,376	47,634
Other International	10,551	10,428
Total	$123,580	$122,207

For the periods below, customers accounting for at least 10% of Ciena’s revenue were as follows (in thousands):

	Quarter Ended January 31,
	2012	2013
Company A	$80,586	$71,679
Company B	n/a	48,063
Total	$80,586	$119,742
________________________________

n/a	Denotes revenue representing less than 10% of total revenue for the period

The customers identified above purchased products and services from each of Ciena's operating segments.

(18)	COMMITMENTS AND CONTINGENCIES
Ontario Grant
Ciena was awarded a conditional grant from the Province of Ontario in June 2011. Under this strategic jobs investment fund grant, Ciena can receive up to an aggregate of C$25.0 million in funding for eligible costs relating to certain next-generation, coherent optical transport development initiatives over the period from November 1, 2010 to October 31, 2015. Ciena anticipates receiving disbursements, approximating C$5.0 million per fiscal year, over the period above. Amounts received under the grant are subject to recoupment in the event that Ciena fails to achieve certain minimum investment, employment and project milestones. As of January 31, 2013, Ciena has recorded a C$12.2 million benefit to date as a reduction in research and development expenses, of which C$1.3 million was recorded in the first three months of fiscal 2013. As of January 31, 2013, amounts receivable from this grant were C$4.1 million.

Foreign Tax Contingencies

Ciena has received assessment notices from the Mexican tax authorities asserting deficiencies in payments between 2001 and 2005 related primarily to income taxes and import taxes and duties. Ciena has filed judicial petitions appealing these assessments. As of October 31, 2012 and January 31, 2013, Ciena had accrued liabilities of $1.7 million and $1.8 million, respectively, related to these contingencies, which are reported as a component of other current accrued liabilities. As of January 31, 2013, Ciena estimates that it could be exposed to possible losses of up to $5.9 million, for which it has not accrued liabilities. Ciena has not accrued the additional income tax liabilities because it does not believe that such losses are probable. Ciena has not accrued the additional import taxes and duties because it does not believe the incurrence of such losses are probable. Ciena continues to evaluate the likelihood of probable and reasonably possible losses, if any, related to these assessments. As a result, future increases or decreases to accrued liabilities may be necessary and will be recorded in the period when such amounts are estimable and more likely than not (for income taxes) or probable (for non-income taxes).

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

 In addition to the matters described above, Ciena is subject to various legal proceedings and claims arising in the ordinary course of business, including claims against third parties that may involve contractual indemnification obligations on the part of Ciena. Ciena does not expect that the ultimate costs to resolve these matters will have a material effect on its results of operations, financial position or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Some of the statements contained, or incorporated by reference, in this quarterly report discuss future events or expectations, contain projections of results of operations or financial condition, changes in the markets for our products and services, or state other “forward-looking” information. Ciena’s “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. You should be aware that these statements only reflect our current predictions and beliefs. These statements are subject to known and unknown risks, uncertainties and other factors, and actual events or results may differ materially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed throughout this report, particularly in Item 1A “Risk Factors” of Part II of this report below. You should review these risk factors and the rest of this quarterly report in combination with the more detailed description of our business and management’s discussion and analysis of financial condition in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on December 21, 2012, for a more complete understanding of the risks associated with an investment in Ciena’s securities. Ciena undertakes no obligation to revise or update any forward-looking statements.

Overview

We are a provider of equipment, software and services that support the transport, switching, aggregation, service delivery and management of voice, video and data traffic on communications networks.

We are a network specialist focused on networking solutions that enable converged, next-generation architectures, optimized to handle a broader mix of high-bandwidth communications services. Our Converged Packet Optical, Packet Networking, Optical Transport and Software products are used, individually or as part of an integrated solution, in communications networks operated by service providers, cable operators, governments, enterprises, research and education institutions and other network operators across the globe. Our products allow network operators to scale capacity and increase transmission speeds, efficiently allocate network traffic, and deliver services to business and consumer end users. Our network solutions also include our integrated Ciena One software suite, which provides network management capabilities that unify our product portfolio and provide automation and management features that enable efficient service delivery. To complement our hardware and software portfolio, we offer a broad range of consulting and support services that help our customers design, optimize, deploy, manage and maintain their networks. We believe that the close, collaborative engagement with customers enabled by our services offerings is an important component of our network specialist approach and a significant differentiator for us with customers.

Network operators face a challenging and rapidly changing environment that requires their networks to be robust enough to address increasing capacity needs and flexible enough to adapt quickly to emerging applications and evolving consumer and business use of communications services. At the same time, network operators are competing to distinguish their service offerings and add revenue-generating services, while managing the cost to implement and maintain their networks. To address these business, infrastructure and service delivery challenges, we offer a comprehensive, solutions-oriented portfolio that builds upon the principles of our OPn Architecture for next-generation networks. Our OPn Architecture, which underpins our solutions offering and guides our research and development strategy, is described more fully in "Market Opportunity and Strategy" below. Through this network approach, we seek to enable high-capacity, configurable infrastructures that can be managed and adapted by network-level applications, and to provide flexible interfaces for the integration of computing, storage and network resources. By increasing network flexibility for service delivery, reducing required network elements and enabling increased scale at reduced cost, our communications networking solutions create business and operational value for our customers.

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

Market Opportunity and Strategy

We believe that a number of underlying drivers in the market represent significant, long-term opportunities for our business. We believe that market trends, including the proliferation of smartphones, tablets and similar devices running mobile web applications, the prevalence of video applications, and the shift of enterprise and consumer applications to cloud-based or virtualized network environments, are indicative of increasing use and dependence by consumers and enterprises upon a growing variety of broadband applications and services. We expect that these services will continue to add significant multiservice network traffic, requiring network operators to invest in next-generation, high-capacity network infrastructures that are more efficient, robust and programmable.
Our corporate strategy to capitalize on these market dynamics, promote operational efficiency and drive profitable growth of our business includes the following initiatives:
Promote our OPn Architecture for Next-Generation Networks. The services and applications running on communications networks require that more of the traffic on these networks be packet-oriented. The traditional approach to this problem has been to add IP routing capability at various points in the network. As capacity needs grow, this approach becomes unnecessarily complex and costly. We reduce the cost and complexity of growing networks with a programmable infrastructure that brings together the reliability and capacity of optical networking with the flexibility and economics of packet networking technologies. Combining these attributes with network level applications creates an approach we call our OPn Architecture. Our OPn Architecture leverages the convergence of optical and packet networking to enable network scale, applies advanced control plane software for network programmability, and enables network-level applications to integrate and optimize network, computing and storage resources in a virtualized environment. We intend to promote the scalability, programmability, flexibility and cost effectiveness advantages of our OPn Architecture, and we see opportunities in offering a portfolio of carrier-class solutions that facilitates the transition to converged, next-generation networks.

Alignment of Research and Development Investment with Growth Opportunities. We seek to ensure that our product development initiatives and investments are closely aligned with market growth opportunities and reflect the changing dynamics faced by network operators. We are investing in our OPn Architecture with current development efforts focused on expanding packet capabilities on our Packet Networking and and Converged Packet Optical products for metro and service aggregation applications, optimizing our core network solutions for application in metro networks, and investing in new vectors for growth. Our research and development efforts seek to extend our WaveLogic coherent optical processor for 40G and 100G optical transport across our portfolio and to introduce 400G transmission products. We are also focused on enhancing our software applications, extending our OneConnect control plane across the 5400 and 6500 platform families, and developing network level applications that automate network functions and support new service introduction.

Evolve Go-to-Market Model. We seek to evolve our go-to-market sales model, both from a coverage and an engagement perspective.

Coverage. Our coverage model is focused on penetrating high-growth geographic markets, selling into key customer segments and addressing additional network applications with our solutions. We seek to enhance our brand internationally, expand our geographic reach and capture market share in international markets, including Brazil, the Middle East, Russia, Japan and India. We intend to pursue opportunities to diversify our customer base beyond our traditional customer base. We are expanding our sales efforts to: capture opportunities arising from enterprise migration to, and increased reliance upon, cloud-based services; build upon our reputation as a trusted network equipment supplier with government agencies and research and educational institutions; and target Internet content providers and other network operators emerging as a result of network modernization drivers and the adoption of new communication services. We seek to expand the application of our solutions, including in metro aggregation, submarine networks, and in support of cloud-based services, business Ethernet services and mobile backhaul. We intend to pursue selling initiatives and strategic channel opportunities, including relationships with key resellers, and carrier-managed sales to end users through our service provider customers, in order to complement our direct sales force and penetrate more deeply our targeted geographic markets and customer segments.

Engagement. Our strategy is to leverage our close relationship with customers in the design, development, implementation and support of their networks and to promote a close alignment of our solutions with customer network priorities. This engagement model is a key differentiator for our business and provides us with unique insight into the business and network needs of our customers. We seek to expand our Network Transformation Solutions offering to address the network modernization and service delivery demands of our customers, as well as their desire to drive additional value from their network infrastructure. We believe this services-oriented solutions offering shifts our value proposition beyond the sale of our next-generation communications networking products and allows us to play a key role in the design and evolution of our customers' networks to support their strategic business objectives. By understanding and addressing their network infrastructure needs and the evolving markets in which our customers compete, we believe this engagement approach creates additional business and operational value for our customers, enabling them to better compete in a challenging environment.

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

Global Market Conditions and Competitive Landscape

We believe that the market opportunity described above, together with multiservice traffic growth, is driving a shift in network priorities and spending toward high-capacity, next-generation network architectures. However, during fiscal 2012 our market experienced a challenging environment, including declining growth rates in spending in the markets addressed by our packet-optical networking solutions. We believe that this reflects the macroeconomic conditions and competitive landscape encountered in our market during the year. In particular, the sustained period of macroeconomic uncertainty and volatility in the global economy and in capital markets has resulted in a high degree of uncertainty and cautious customer behavior in our industry and markets. These dynamics, most notably in Europe, have resulted and may continue to result in lower levels of capital expenditure on communications network infrastructure. Broad macroeconomic weakness has previously resulted in periods of decreased demand for our products and services that have adversely affected our results of operations. We remain uncertain as to how long current macroeconomic and industry conditions will persist and the magnitude of the effect of these conditions on the growth of our markets and business, as well as our results of operations.

We continue to encounter a highly competitive marketplace, particularly for our coherent optical transport products, as we and our competitors have introduced new, high-capacity, high-speed network solutions and have aggressively sought to capture market share. In this competitive environment, securing new opportunities, particularly in international markets, often requires that we agree to less favorable initial pricing, commercial terms that can elongate the revenue recognition cycle, startup costs to operationalize our solutions in customer networks, financial commitments or performance bonds that place cash resources at risk, and other onerous contractual commitments that place a disproportionate allocation of risk upon the vendor. These terms can adversely affect our results of operations and contribute to fluctuations in our results. We expect the competitive landscape to remain challenging and dynamic as we and our competitors introduce new, competing platforms, as networking technologies or features converge, and as competitors seek customer adoption of their network architectural approaches. Although we are beginning to see network operators adopt converged network architectures that align well with our OPn architecture and solutions offering, particularly in North America, competition in our sector remains significant. We expect this level of competition to continue, as Chinese equipment vendors and other multinational competitors seek to obtain new business or retain incumbent positions with large customers around the world, and to potentially increase, as network technologies and features converge and our business thereby begins to overlap more directly with certain of our traditional networking supplier competitors as well as with information technology and software vendors.

Operational Reorganization

To address the market and technological dynamics described above, including the growing need to transport, aggregate and manage multiple types of services, network operators are increasingly demanding and adopting solutions that enable the convergence of both network functions and network layers, particularly the integration of transport, OTN switching and packet switching capabilities. Our OPn Architecture, which underpins our solutions offering and guides our research and development strategy, and our continued development and addition of features to our solutions portfolio, are intended to address these market and networking design dynamics. Specifically, we continue to converge OTN switching functionality into our coherent optical transport solutions. At the same time, we are integrating more transport functionality and packet switching into our switching platforms. To address these changes in our markets and the convergence of certain solutions portfolios, during the first quarter of fiscal 2013, we reorganized our organizational structure and the management of our business into the following new operating segments: (i) Converged Packet Optical; (ii) Packet Networking; (iii) Optical Transport; and (iv) Software and Services. Notably, our new Converged Packet Optical segment consists of our former Packet-Optical Switching segment with the addition of our 6500 Packet-Optical Platform. We have restated segment revenue and segment profit (loss) for fiscal 2012 presented in this Form 10-Q to reflect the new operating segments. See "Results of Operations — Operating Segments" below for additional details regarding our new operating segments effective for fiscal 2013 and the product families and platforms that make up these segments.

Restructuring

In an effort to manage operating expense and execute on our strategy to drive additional operating leverage from our business, we have undertaken a number of restructuring activities intended to better align our workforce and operating costs with market opportunities and product development strategies. During the first quarter of fiscal 2013, we announced an initiative to achieve greater research and engineering efficiencies by consolidating and reallocating certain engineering resources to ensure alignment with development priorities. These activities resulted in a headcount reduction affecting approximately 85 employees, principally in our global products group in North America. We believe these actions will facilitate synergies across our engineering teams and further clarify the mandate of each our remaining research and development centers. In addition, we implemented a headcount reduction of a small number of sales and services resources in EMEA in order to free up investment capacity and reallocate global resources to better support our evolving go-to-market sales coverage model described above. During the first quarter of fiscal 2013, we incurred approximately $5.0 million in restructuring costs, including expense related to the actions above. As we look to manage operating expense and drive further efficiency and leverage from our operations, we will continue to assess allocation of headcount, facilities and other resources to ensure that they are optimized toward key growth opportunities.

Convertible Debt Exchange Offer Transactions

On December 27, 2012, we issued $187.5 million in aggregate principal amount of new 4.0% Convertible Senior Notes due 2020 (the “2020 Notes”) in separate, private transactions with holders in exchange for $187.5 million in aggregate principal amount of our outstanding 4.0% Convertible Senior Notes due 2015 (the “2015 Notes”). Certain terms of the new

2020 Notes are the same as the 2015 Notes that they replaced, including the 4.0% annual cash interest rate and the conversion rate of 49.0557 shares of Ciena common stock per $1,000 in original principal amount, which is equal to an initial conversion price of $20.385 per share. Unlike the 2015 Notes, however, the principal amount of the 2020 Notes will accrete at a rate of 1.85% per year commencing December 27, 2012, compounding on a semi-annual basis. The accreted portion of the principal is payable in cash upon maturity but does not bear cash interest and is not convertible into Ciena common stock. Accretion of principal is reflected as a non-cash component of interest expense during the term of the 2020 Notes. The 2020 Notes also provide us with the option, at our election, to convert the 2020 Notes in whole or in part, prior to maturity, into the underlying common stock, provided the trading price of our common stock exceeds $26.50 (or 130% of the then applicable conversion price) for the required measurement period. If we elect to convert the 2020 Notes on or before maturity, holders would receive a make-whole premium payable in Ciena common stock, or its cash equivalent, at our election. The 2020 Notes will mature on December 15, 2020. Following these private exchange offer transactions, $187.5 million in aggregate principal amount of the 2015 Notes remained outstanding with terms unchanged. We believe that the extension of maturity enabled by these exchange transactions has strengthened our balance sheet and provided enhanced financial flexibility. See Note 13 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for a summary of the 2020 Notes, and an explanation of the $28.6 million loss on the extinguishment of a portion of the 2015 Notes and the separate accounting for the debt and equity components of the 2020 Notes.

Financial Results

Revenue for the first quarter of fiscal 2013 was $453.1 million, representing a sequential decrease of 2.7% from $465.5 million in the fourth quarter of fiscal 2012. Due to the timing of our first fiscal quarter during the calendar year, we typically experience some seasonality that can result in lower order volume and revenue as the procurement cycles of some of our customers slow and network deployment activity at service providers is curtailed. Revenue-related details reflecting sequential changes from the fourth quarter of fiscal 2012 include:

•
Product revenue for the first quarter of fiscal 2013 decreased by $10.1 million, primarily due to a decrease of $14.2 million in Optical Transport, slightly offset by an increase of $3.7 million in software sales.

•	Service revenue for the first quarter of fiscal 2013 decreased by $2.3 million.

•	Revenue from the United States for the first quarter of fiscal 2013 was $264.2 million, an increase from $249.5 million in the fourth quarter of fiscal 2012.

•	International revenue for the first quarter of fiscal 2013 was $188.9 million, a decrease from $216.0 million in the fourth quarter of fiscal 2012.

•	As a percentage of revenue, international revenue was 41.7% during the first quarter of fiscal 2013, a decrease from 46.4% during the fourth quarter of fiscal 2012.

•
For the first quarter of fiscal 2013, two customers each accounted for greater than 10% of revenue and represented 26.4% of total revenue. This compares to one customer that accounted for greater than 10% of revenue and represented 11.3% of total revenue in the fourth quarter of fiscal 2012.

Gross margin for the first quarter of fiscal 2013 was 43.2%, an increase from 41.3% in the fourth quarter of fiscal 2012. Increased gross margin reflects improved mix of higher-margin packet platforms and software content, including within our Packet Networking and Converged Packet Optical segments, lower warranty costs and greater leverage from efforts to streamline and optimize our supply chain activities. We expect gross margin to fluctuate during fiscal 2013 and do not expect to attain the level of gross margin achieved during the first fiscal quarter on a sustained basis during the remainder of fiscal 2013.

Operating expense was $201.4 million for the first quarter of fiscal 2013, a decrease from $214.1 million in the fourth quarter of fiscal 2012. See Note 1 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report which describes our 53-week fiscal year for fiscal 2012, with the additional week included during our fiscal fourth quarter. First quarter fiscal 2013 operating expense reflects a decrease of $7.4 million in selling and marketing expense, primarily due to lower variable compensation, a $6.7 million decrease in research and development expense, and $1.6 million decrease in general and administrative expense. A meaningful portion of the research and development-related expense reduction during the first fiscal quarter reflects delays in certain activities for which we expect to incur expense in subsequent quarters during fiscal 2013. In spite of the lower level of operating expense achieved in the first quarter of fiscal 2013, we expect operating expense for fiscal 2013 to increase from fiscal 2012 to support the global go-to-market coverage model and the need to maintain competitive compensation for our employees.

Reflecting the margin improvement and operating expense reductions above, our loss from operations for the first quarter of fiscal 2013 improved to $5.6 million, compared to a $21.9 million loss from operations during the fourth quarter of fiscal

2012. Our net loss for the first quarter of fiscal 2013 was $47.3 million, or $0.47 per share. This compares to a net loss of $38.8 million or $0.39 per share, for the fourth quarter of fiscal 2012.

Due in part to the seasonal impacts noted above, including a larger portion of sales occurring later in the first fiscal quarter of 2013 and the timing of related collections activity, we used $45.7 million in cash from operations during the first quarter of fiscal 2013, consisting of $32.5 million in cash provided by net losses adjusted for non-cash charges and $78.2 million used in working capital. This compares with cash generated of $10.6 million in cash from operations during the fourth quarter of fiscal 2012, consisting of $23.7 million in cash provided by net losses adjusted for non-cash charges and $13.1 million used in working capital.

As of January 31, 2013, we had $552.3 million in cash and cash equivalents and $84.9 million of short-term investments in U.S. treasury securities. This compares to $550.5 million in cash and cash equivalents and $50.2 million of short-term investments in U.S. treasury securities at January 31, 2012 and $642.4 million in cash and cash equivalents and $50.1 million of short-term investments in U.S. treasury securities at October 31, 2012. Our 0.25% convertible senior notes will mature on May 1, 2013 and we expect to repay the remaining $216.2 million in aggregate principal outstanding during the second quarter of fiscal 2013.
As of January 31, 2013, we had 4,448 employees, a decrease from 4,481 at October 31, 2012 and an increase from 4,386 at January 31, 2012.

Consolidated Results of Operations

Operating Segments

For the reasons described in "Overview" above, during the first quarter of fiscal 2013, Ciena reorganized its internal organizational structure and the management of its business into the following new operating segments:

•
Converged Packet Optical — includes networking solutions optimized for the convergence of coherent optical transport, OTN switching and packet switching. These platforms enable automated packet-optical infrastructures that create and efficiently allocate high-capacity bandwidth for the delivery of a wide variety of enterprise and consumer-oriented network services. Products in this segment include the 6500 Packet-Optical Platform featuring Ciena's WaveLogic coherent optical processors. Products also include Ciena's family of CoreDirector® Multiservice Optical Switches, its 5430 Reconfigurable Switching System and its OTN configuration for the 5410 Reconfigurable Switching System. These products include multiservice, multi-protocol switching systems that consolidate the functionality of an add/drop multiplexer, digital cross-connect and packet switch into a single, high-capacity intelligent switching system. These products address both the core and metro segments of communications networks and support key managed services, Ethernet/TDM Private Line, Triple Play and IP services. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations.

•
Packet Networking — principally includes Ciena's 3000 family of service delivery switches and service aggregation switches, the 5000 series of service aggregation switches, and its Ethernet packet configuration for the 5410 Service Aggregation Switch. These products support the access and aggregation tiers of communications networks and have principally been deployed to support wireless backhaul infrastructures and business data services. Employing sophisticated, carrier-grade Ethernet switching technology, these products deliver quality of service capabilities, virtual local area networking and switching functions, and carrier-grade operations, administration, and maintenance features. This segment also includes legacy broadband products that transition voice networks to support Internet-based (IP) telephony, video services and DSL. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations.

•
Optical Transport — includes optical transport solutions that add capacity to core, regional and metro networks and enable cost-effective and efficient transport of voice, video and data traffic at high transmission speeds. Ciena's principal products in this segment include the 4200 Advanced Services Platform, Corestream® Agility Optical Transport System, 5100/5200 Advanced Services Platform, Common Photonic Layer (CPL), and 6100 Multiservice Optical Platform. This segment includes sales from SONET/SDH, transport and data networking products, as well as certain enterprise-oriented transport solutions that support storage and LAN extension, interconnection of data centers, and virtual private networks. This segment also includes operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations.

•
Software and Services — includes the Ciena One software suite, including OneControl, the integrated network and service management software designed to automate and simplify network management, operation and service delivery. These software solutions can track individual services across multiple product suites, facilitating planned network maintenance, outage detection and identification of customers or services affected by network performance. In addition to Ciena One, this segment includes the ON-Center® Network & Service Management Suite, Ethernet Services Manger, and the OMEA and Preside platforms from the MEN Business. This segment also includes a broad range of consulting and support services, including installation and deployment, maintenance support, consulting, network design and training activities. Except for revenue from the software portion of this segment, which is included in product revenue, revenue from this segment is included in services revenue on the Condensed Consolidated Statement of Operations.

Quarter ended January 31, 2012 compared to the quarter ended January 31, 2013
Revenue
The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Quarter Ended January 31,				Increase
	2012	%*	2013	%*	(decrease)	%**
Revenue:
Converged Packet Optical	$202,044	48.5	$239,960	53.0	$37,916	18.8
Packet Networking	21,501	5.2	45,837	10.1	24,336	113.2
Optical Transport	107,656	25.8	57,597	12.7	(50,059)	(46.5)
Software and Services	85,484	20.5	109,699	24.2	24,215	28.3
Consolidated revenue	$416,685	100.0	$453,093	100.0	$36,408	8.7
_____________________________
*    Denotes % of total revenue
**    Denotes % change from 2012 to 2013

•
Converged Packet Optical revenue increased reflecting a $47.0 million increase in sales of our 6500 Packet-Optical Platform, largely driven by service provider demand for high-capacity, optical transport for coherent 40G and 100G network infrastructures. In addition, sales of our 5430 reconfigurable switching system and the OTN configuration for the 5410 Reconfigurable Switching System increased by $5.5 million and $5.2 million respectively. These increases were partially offset by a $20.1 million decrease in sales of our CoreDirector® Multiservice Optical Switches. The strong performance of this segment, particularly as compared to the expected annual revenue declines in Optical Transport segment revenue, reflects the preference of network operators to adopt next-generation architectures that enable the convergence of high-capacity, coherent optical transport with integrated OTN switching and control plane functionality.

•
Packet Networking revenue increased reflecting increases of $18.0 million in sales of our 3000 and 5000 families of service delivery and aggregation switches and a $6.3 million increase in sales of our 5410 Service Aggregation Switch to support wireless backhaul, Ethernet business services and residential broadband applications. Segment revenue benefited from the expansion of Ethernet business services by our North American service provider customers and sales of service delivery and aggregation products in support of this effort.

•
Optical Transport revenue decreased reflecting sales decreases of $17.7 million in our 4200 Advanced Services Platform, $12.5 million of 5100/5200 Advanced Services Platform, $12.0 million in legacy transport products, $4.8 million of CPL and $3.0 million in our 6100 Multiservice Optical Platform. Revenue for our Optical Transport segment, which currently consists principally of stand-alone WDM and SONET/SDH-based transport platforms, has experienced meaningful declines in annual revenue in recent years, reflecting network operators' transition toward next-generation network architectures as described above.

•
Software and Services revenue increased reflecting increases of $10.5 million in installation and deployment, $7.2 million in software sales, $4.6 million in network transformation consulting and $2.0 million in maintenance and support services revenue.

Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Quarter Ended January 31,				Increase
	2012	%*	2013	%*	(decrease)	%**
United States	$233,078	55.9	$264,235	58.3	$31,157	13.4
International	183,607	44.1	188,858	41.7	5,251	2.9
Total	$416,685	100.0	$453,093	100.0	$36,408	8.7
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2012 to 2013

•
United States revenue reflects increases of $22.6 million in Packet Networking sales, $11.6 million in Software and Services revenue and $9.8 million in Converged Packet Optical sales. These increases were partially offset by a decrease of $12.8 million in Optical Transport sales.

•
International revenue reflects increases of $28.1 million in Converged Packet Optical sales, $12.6 million in Software and Services revenue and $1.8 million in Packet Networking sales. These increases were offset by a decrease of $37.3 million in Optical Transport sales.

A sizable portion of our revenue continues to come from sales to a small number of service providers. As a result, our financial results are significantly affected by and can fluctuate depending upon spending levels and the business opportunities and challenges encountered by our service provider customers. Some of our customers have indicated a procurement strategy to reduce the number of vendors from which they purchase equipment, which could further affect our concentration of revenue where we participate in these efforts. For the first quarter of fiscal 2013, two customers accounted for greater than 10% of revenue and represented 26.4% of total revenue. This compares to one customer that accounted for 19.3% of total revenue in the first quarter of fiscal 2012.

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

Services cost of goods sold consists primarily of direct and third-party costs, including employee-related costs, associated with our provision of services including installation, deployment, maintenance support, consulting and training activities and when applicable, estimated losses on committed customer contracts.

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
The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Quarter Ended January 31,				Increase
	2012	%*	2013	%*	(decrease)	%**
Total revenue	$416,685	100.0	$453,093	100.0	$36,408	8.7
Total cost of goods sold	248,929	59.7	257,298	56.8	8,369	3.4
Gross profit	$167,756	40.3	$195,795	43.2	$28,039	16.7
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2012 to 2013

	Quarter Ended January 31,				Increase
	2012	%*	2013	%*	(decrease)	%**
Product revenue	$333,673	100.0	$353,057	100.0	$19,384	5.8
Product cost of goods sold	197,752	59.3	196,521	55.7	(1,231)	(0.6)
Product gross profit	$135,921	40.7	$156,536	44.3	$20,615	15.2
_____________________________________
*    Denotes % of product revenue
**    Denotes % change from 2012 to 2013

	Quarter Ended January 31,				Increase
	2012	%*	2013	%*	(decrease)	%**
Service revenue	$83,012	100.0	$100,036	100.0	$17,024	20.5
Service cost of goods sold	51,177	61.7	60,777	60.8	9,600	18.8
Service gross profit	$31,835	38.3	$39,259	39.2	$7,424	23.3
_____________________________________
*    Denotes % of services revenue
**    Denotes % change from 2012 to 2013

•	Gross profit as a percentage of revenue increased as a result of the factors described below.

•
Gross profit on products as a percentage of product revenue increased primarily due to improved mix of higher-margin packet platforms with software content, including within our Packet Networking and Converged Packet Optical segments, higher sales of integrated network service management software, lower warranty costs, lower excess and obsolete inventory charges and greater leverage from efforts to streamline and optimize our supply chain activities.

•
Gross profit on services as a percentage of services revenue increased primarily due to improved margins on installation and deployment services and increased consulting service revenue, including our Network Transformation Solutions offering. These margin improvements are due to operational efficiencies.

Operating Expense

Operating expense consists of the component elements described below.

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

Restructuring costs primarily reflect actions Ciena has taken to better align its workforce, facilities and operating costs with perceived market opportunities, business strategies and changes in market and business conditions.

The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Quarter Ended January 31,				Increase
	2012	%*	2013	%*	(decrease)	%**
Research and development	$89,664	21.5	$89,125	19.7	$(539)	(0.6)
Selling and marketing	64,411	15.5	66,588	14.7	2,177	3.4
General and administrative	29,664	7.1	28,208	6.2	(1,456)	(4.9)
Amortization of intangible assets	13,471	3.2	12,453	2.7	(1,018)	(7.6)
Restructuring costs	1,722	0.4	5,030	1.1	3,308	192.1
Total operating expenses	$198,932	47.7	$201,404	44.4	$2,472	1.2
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2012 to 2013

•
Research and development expense was adversely affected by $1.1 million as a result of foreign exchange rates, primarily due to the weakening of the U.S. dollar in relation to the Canadian dollar. The $0.5 million decrease consists of a $3.0 million decrease in professional services offset by increases of $1.1 million in prototypes and $1.1 million in facilities and information systems expenses. Our prioritization of expense reflects the research and development strategy described above and our focused transition from traditional optical transport platforms toward converged packet networking platforms that promote our OPn Architecture vision.

•
Selling and marketing expense benefited from $0.2 million due to foreign exchange rates, primarily due to the strengthening of the U.S. dollar in relation to the Euro and the Indian Rupee. The $2.2 million increase primarily reflects increases of $1.7 million in facilities and information systems expense, $1.5 million in travel and related expense and $1.0 million in professional services. This increase was partially offset by a $2.3 million decrease in employee compensation.

•
General and administrative expense decreased by $1.5 million primarily due to decreases of $0.7 million in provisions for doubtful accounts, $0.4 million in severance cost, and $0.3 million in share-based compensation expense.

•	Amortization of intangible assets decreased slightly due to certain intangible assets having reached the end of their economic lives.

•	Restructuring costs primarily reflect certain severance and related expense associated with headcount reductions and initiatives to improve efficiency as described in "Overview — Restructuring" above.
Other items

The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Quarter Ended January 31,				Increase
	2012	%*	2013	%*	(decrease)	%**
Interest and other income (loss), net	$(4,887)	(1.2)	$(137)	0.0	$4,750	(97.2)
Interest expense	$9,570	2.3	$10,732	2.4	$1,162	12.1
Loss on extinguishment of debt	$—	0.0	$28,630	6.3	$28,630	100
Provision for income taxes	$2,020	0.5	$2,216	0.5	$196	9.7
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2012 to 2013

•
Interest and other income (loss), net increased, reflecting a $3.3 million improvement in foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency. Interest and other income (loss) also benefited from a $1.3 million non-cash gain related to the change in fair value of the embedded redemption feature associated with our 2015 Notes.

•
Interest expense increases reflect increases of $0.5 million relating to the convertible note exchange transactions described in "Overview" above during the first quarter of fiscal 2013 and $0.6 million in expense relating to our asset backed loan facility entered into during the fourth quarter of fiscal 2012.

•
Loss on extinguishment of debt reflects a non-cash loss of $28.6 million relating to the exchange transactions described in "Overview" above during the first quarter of fiscal 2013. Upon issuance, the 2020 Notes were recorded at a fair value of $213.6 million. The exchange transactions resulted in the retirement of outstanding 2015 Notes with a carrying value of $187.9 million and the write-off of unamortized debt issuance costs of $2.3 million and $0.6 million relating to the redemption feature on the 2015 Notes accounted for as a separate embedded derivative.

•	Provision for income taxes remained relatively unchanged.

Segment Profit (Loss)

The table below (in thousands, except percentage data) sets forth the changes in our segment profit (loss) for the respective periods:

	Quarter Ended January 31,
	2012	2013	Increase (decrease)	%*
Segment profit (loss):
Converged Packet Optical	$30,288	$47,118	$16,830	55.6
Packet Networking	$(4,288)	$5,083	$9,371	(218.5)
Optical Transport	$34,031	$20,587	$(13,444)	(39.5)
Software and Services	$18,061	$33,882	$15,821	87.6
_____________________________________
*    Denotes % change from 2012 to 2013

•	Converged Packet Optical segment profit increased primarily due to increased sales volume.

•	Packet Networking segment profit improvement was primarily due to increased sales volume and improved gross margin, partially offset by increased research and development costs.

•	Optical Transport segment profit decreased primarily due to reduced sales volume, partially offset by improved gross margin and lower research and development costs.

•	Software and Services segment profit increased primarily due to increased sales volume and improved gross margin.

Liquidity and Capital Resources
At January 31, 2013, our principal sources of liquidity were cash and cash equivalents and short-term investments in marketable debt securities, representing U.S. treasuries. The following table summarizes our cash and cash equivalents and short-term and long-term investments (in thousands):

	October 31, 2012	January 31, 2013	Increase (decrease)
Cash and cash equivalents	$642,444	$552,267	$(90,177)
Short-term investments in marketable debt securities	50,057	84,918	34,861
Total cash and cash equivalents and investments in marketable debt securities	$692,501	$637,185	$(55,316)

The change in total cash and cash equivalents and investments in marketable debt securities during the first three months of fiscal 2013 was primarily related to the following:

•	$45.7 million cash used from operations, consisting of $32.5 million provided by net losses (adjusted for non-cash charges) and $78.2 million used in working capital;

•
$12.2 million used for purchases of equipment, furniture, fixtures and intellectual property, partially offset by $0.6 million transferred from restricted cash due to a decrease in the amount of collateral required to support our standby letters of credit;

•	$5.8 million from stock issuances under our employee stock purchase plan;

•	$3.2 million used for transaction costs relating to the private exchange offers relating to our 2015 Notes completed during the first quarter of fiscal 2013 as described in "Overview" above; and

•	$0.7 million used relating to repayment of capital lease obligations.

As described above, on December 27, 2012, we issued $187.5 million in aggregate principal amount of new 2020 Notes in separate, private transactions with holders in exchange for the retirement of $187.5 million in aggregate principal amount of our outstanding 2015 Notes. For a summary of the exchange transactions and the material terms of the 2020 Notes see "Overview" above and Note 13 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report. Following these private exchange offer transactions, $187.5 million in aggregate principal amount of the 2015 Notes remained outstanding with terms unchanged. We believe that the extension of maturity enabled by these exchange transactions has strengthened our balance sheet and provided enhanced financial flexibility.
We regularly evaluate our liquidity position, debt obligations, and anticipated cash needs to fund our operating plans and may consider capital raising and other market opportunities that may be available to us. Based on past performance and current expectations, we believe that our cash, cash equivalents and investments will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations through at least the next 12 months.
The following sections set forth the components of our $45.7 million of cash used by operating activities during the first three months of fiscal 2013:
Net loss (adjusted for non-cash charges)
The following table sets forth (in thousands) our net loss (adjusted for non-cash charges) during the period:

Three months ended
January 31, 2013
Net loss	$(47,324)
Adjustments for non-cash charges:
Loss on extinguishment of debt	28,630
Change in fair value of embedded redemption feature	(310)
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	14,745
Share-based compensation costs	8,320
Amortization of intangible assets	17,838
Provision for inventory excess and obsolescence	3,580
Provision for warranty	4,029
Other	2,951
Net losses (adjusted for non-cash charges)	$32,459

Working Capital

Accounts Receivable, Net

Cash used by accounts receivable during the first three months of fiscal 2013, net of $0.3 million in provision for doubtful accounts, was $49.5 million. Our days sales outstanding (DSOs) decreased from 86 days for the first three months of fiscal 2012 to 78 days for the first three months of fiscal 2013.

The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts, from the end of fiscal 2012 through the end of the first quarter of fiscal 2013:

	October 31, 2012	January 31, 2013	Increase (decrease)
Accounts receivable, net	$345,496	$394,785	$49,289

Inventory

Cash used by inventory during the first three months of fiscal 2013 was $10.4 million. Our inventory turns decreased from 3.2 turns during the first three months of fiscal 2012 to 2.9 turns during the first three months of fiscal 2013. During the first three months of fiscal 2013 the net change in inventory was $6.8 million which reflects a $3.6 million non-cash provision taken for excess and obsolescence. The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2012 through the end of the first quarter of fiscal 2013:

	October 31, 2012	January 31, 2013	Increase (decrease)
Raw materials	$39,678	$46,230	$6,552
Work-in-process	10,736	7,079	(3,657)
Finished goods	178,210	178,815	605
Deferred cost of goods sold	71,484	77,146	5,662
Gross inventory	300,108	309,270	9,162
Provision for inventory excess and obsolescence	(40,010)	(42,369)	(2,359)
Inventory	$260,098	$266,901	$6,803

Prepaid expense and other

Cash used by prepaid expense and other during the first three months of fiscal 2013 was $25.8 million, primarily related to increases in prepaid value added tax, other non-trade receivables and maintenance spares.

Accounts payable, accruals and other obligations

Cash generated by accounts payable, accruals and other obligations during the first three months of fiscal 2013 was $6.1 million. Changes in accrued liabilities reflect a $4.0 million non-cash provision related to warranties. Changes in accounts payable reflect a decrease of $0.8 million for investing activities related to equipment purchases.

The following table sets forth (in thousands) changes in our accounts payable, accruals and other obligations from the end of fiscal 2012 through the end of the first quarter of fiscal 2013:

	October 31, 2012	January 31, 2013	Increase (decrease)
Accounts payable	$179,704	$182,671	$2,967
Accrued liabilities	209,540	214,918	5,378
Other long-term obligations	31,779	32,785	1,006
Accounts payable, accruals and other obligations	$421,023	$430,374	$9,351

Interest Paid on Convertible Notes and Credit Facility

Interest on our outstanding 0.25% convertible senior notes, due May 1, 2013, is payable on May 1 and November 1 of each year.

Interest on our outstanding 4.0% convertible senior notes, due March 15, 2015, is payable on March 15 and September 15 of each year. Upon completion of the debt exchange described above, we paid $2.1 million in accrued interest on these notes with respect to the portion exchanged.

Interest on our outstanding 0.875% convertible senior notes, due June 15, 2017, is payable on June 15 and December 15 of each year. We paid $2.2 million in interest on these convertible notes during the first three months of fiscal 2013.

Interest on our outstanding 3.75% convertible senior notes, due October 15, 2018, is payable on April 15 and October 15 of each year.

Interest on our outstanding 4% convertible senior notes, due December 15, 2020, is payable on June 15 and December 15 of each year.

During the fourth quarter of fiscal 2012, Ciena utilized the Credit Facility to collateralize certain standby letters of credit. We paid $0.4 million in commitment fees, interest expense and other administrative charges relating to the Credit Facility during the first quarter of fiscal 2013.

Deferred revenue

Deferred revenue increased by $1.4 million during the first three months of fiscal 2013. Product deferred revenue represents payments received in advance of shipment and payments received in advance of our ability to recognize revenue. Services deferred revenue is related to payment for service contracts that will be recognized over the contract term. The following table reflects (in thousands) the balance of deferred revenue and the change in this balance from the end of fiscal 2012 through the first three months of fiscal 2013:

	October 31, 2012	January 31, 2013	Increase (decrease)
Products	$29,279	$34,766	$5,487
Services	77,797	73,712	(4,085)
Total deferred revenue	$107,076	$108,478	$1,402

Asset-backed Credit Facility
During fiscal 2012, we entered into a $150.0 million senior secured asset-based revolving credit facility (the “Credit Facility”). We principally expect to use the Credit Facility to support the issuance of letters of credit that arise in the ordinary course of our business and thereby to reduce our use of cash required to collateralize these instruments. As of January 31, 2013, letters of credit totaling $51.8 million were collateralized by the Credit Facility. There were no borrowings outstanding under the Credit Facility as of January 31, 2013. Ciena satisfied the financial criteria such that the Credit Facility did not mature early on January 31, 2013.

Contractual Obligations

During the first quarter of fiscal 2013, we completed the debt exchange transactions described above and issued new 4.0% convertible senior notes, due December 15, 2020. The following is a summary of our future minimum payments under contractual obligations as of January 31, 2013 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Interest due on convertible notes	$177,201	$32,513	$61,250	$47,813	$35,625
Principal due at maturity on convertible notes (1)	1,470,837	216,210	187,500	500,000	567,127
Operating leases (2)	136,932	30,683	46,931	15,208	44,110
Capital leases	6,267	3,216	3,051	—	—
Other obligations	2,131	959	1,172	—	—
Purchase obligations (3)	165,617	165,617	—	—	—
Total (4)	$1,958,985	$449,198	$299,904	$563,021	$646,862
_____________________________________

(1)	Includes the accretion of the principal amount on the 2020 Notes payable at maturity at a rate of 1.85% per year compounded semi-annually, commencing December 27, 2012.

(2)
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

(4)
As of January 31, 2013, we also had approximately $11.9 million of other long-term obligations in our Condensed Consolidated Balance Sheet for unrecognized tax positions that are not included in this table because the timing or amount of any cash settlement with the respective tax authority cannot be reasonably estimated.

Some of our commercial commitments, including some of the future minimum payments in operating leases set forth above and certain commitments to customers, are secured by standby letters of credit collateralized under our Credit Facility or restricted cash. Restricted cash balances are included in other current assets or other long-term assets depending upon the duration of the underlying letter of credit obligation. The following is a summary, as of January 31, 2013, of our commitments secured by standby letters of credit by expiration date (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Standby letters of credit	$56,021	$49,875	$2,260	$2,320	$1,566

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

Our total deferred revenue for products was $29.3 million and $34.8 million as of October 31, 2012 and January 31, 2013, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $77.8 million and $73.7 million as of October 31, 2012 and January 31, 2013, respectively.

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

Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measure of estimated fair value of our share-based compensation. See Note 16 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of January 31, 2013, total unrecognized compensation expense was $72.2 million: (i) $0.1 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 0.4 year; and (ii) $72.1 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.6 years.

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
For fiscal 2013, the Compensation Committee has approved an annual cash incentive arrangement generally applicable to full-time employees excluding commissioned salespersons, with the aggregate amount of any awards payable dependent upon the achievement of certain financial and operational goals for fiscal 2013. Given that the awards are generally contingent upon achieving annual objectives, the payment of cash incentive awards is not expected to be made until after fiscal year-end results are finalized. As a result, the expense that we accrue for incentive compensation in any interim period in fiscal 2013 is based upon estimates of expected financial results for the year and expected performance against relevant operating objectives. Because assessing actual performance against many of these objectives cannot generally occur until at or near fiscal year-end, determining the amount of expense that we incur in our interim financial statements for incentive compensation involves management judgment. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are higher or lower than expected. We incurred an aggregate of $8.5 million of expense in the first three months of fiscal 2013 associated with our cash incentive bonus plan for fiscal 2013.
Reserve for Inventory Obsolescence

We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. Upon recognition of the write down, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In an effort to limit our exposure to delivery delays and to satisfy customer needs we purchase inventory based on forecasted sales across our product lines. In addition, part of our research and development strategy is to promote the convergence of similar features and functionalities across our product lines. Each of these practices exposes us to the risk that our customers will not order products for which we have forecasted sales, or will purchase less than we have forecasted. Historically, we have experienced write downs due to changes in our strategic direction, discontinuance of a product and declines in market conditions. We recorded charges for excess and obsolete inventory of $8.2 million and $3.6 million in the first three months of fiscal 2012 and 2013, respectively. The charges in fiscal 2013 primarily related to engineering design changes and the discontinuance of certain parts and components used in the manufacture of our Optical Transport and Converged Packet Optical products. Our inventory net of allowance for excess and obsolescence was $260.1 million and $266.9 million as of October 31, 2012 and January 31, 2013, respectively.

Allowance for Doubtful Accounts Receivable

Our allowance for doubtful accounts receivable is based on management's assessment, on a specific identification basis, of the collectibility of customer accounts. We perform ongoing credit evaluations of our customers and generally have not required collateral or other forms of security from customers. In determining the appropriate balance for our allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectibility. In doing so, we consider creditworthiness, payment history, account activity and communication with such customer. If a customer's financial condition changes, or if actual defaults are higher than our historical experience, we may be required to take a charge for an allowance for doubtful accounts receivable which could have an adverse impact on our results of operations. Our accounts receivable, net of allowance for doubtful accounts, was $345.5 million and $394.8 million as of October 31, 2012 and January 31, 2013, respectively. Our allowance for doubtful accounts was $1.5 million and $1.6 million as of October 31, 2012 and January 31, 2013, respectively.

Long-lived Assets

Our long-lived assets include: equipment, furniture and fixtures, finite-lived intangible assets and maintenance spares. As of October 31, 2012 and January 31, 2013 these assets totaled $438.3 million and $423.9 million, net, respectively. We test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets' carrying amount is not recoverable from its undiscounted cash flows. Our long-lived assets are assigned to asset groups which represents the lowest level for which we identify cash flows.

Deferred Tax Valuation Allowance

As of January 31, 2013, we have recorded a valuation allowance offsetting nearly all our net deferred tax assets of $1.5 billion. When measuring the need for a valuation allowance, we assess both positive and negative evidence regarding the realizability of these deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as our operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, our cumulative loss during this three-year period represents sufficient negative evidence regarding the need for nearly a full valuation allowance. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income or as an adjustment to paid-in capital, based on tax ordering requirements.

Warranty

Our liability for product warranties, included in other accrued liabilities, was $55.1 million and $53.5 million as of October 31, 2012 and January 31, 2013, respectively. Our products are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties was $7.7 million and $4.0 million for the first three months of fiscal 2012 and 2013, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.

Interest Rate Sensitivity. We currently hold investments in U.S. Government obligations that mature within the next twelve months. See Notes 4 and 5 to our Condensed Consolidated Financial Statements for information relating to investments and fair value.  These investments are sensitive to interest rate movements and their fair value will decline as interest rates rise and increase as interest rates decline. The estimated impact on these investments of a 100 basis point (1.0%) increase in interest rates across the yield curve from rates in effect as of the balance sheet date would be a $0.6 million decline in value.

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
With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in Canadian Dollars, British Pounds, Euros and Indian Rupees. During the first three months of fiscal 2013, approximately 50.1% of our operating expense was non-U.S. dollar denominated. If these currencies strengthen, costs reported in U.S. dollars will increase. During the first three months of fiscal 2013, research and development expense was adversely affected by approximately $1.1 million, net of hedging, due to the weakening of the U.S. dollar in relation to the Canadian Dollar in comparison to the first three months of fiscal 2012. Selling and marketing expense benefited from $0.2 million due to foreign exchange rates, primarily due to the strengthening of the U.S. dollar in relation to the Euro and the Indian Rupee, in comparison to the first three months of fiscal 2012.
From time to time, Ciena uses foreign currency forward contracts to reduce variability in certain forecasted non U.S.-dollar denominated cash flows. Generally, these derivatives have maturities of twelve months or less and are designated as cash flow hedges. At the inception of the cash flow hedge, and on an ongoing basis, Ciena assesses whether the forward contract has been effective in offsetting changes in cash flows attributable to the hedged risk during the hedging period. The effective portion of the derivative's net gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and, upon the occurrence of the forecasted transaction, is subsequently reclassified to the line item in the Consolidated Statement of Operations to which the hedged transaction relates. Any net gain or loss associated with the ineffectiveness of the hedging instrument is reported in interest and other income, net. From time to time Ciena may also use foreign currency forwards to hedge certain balance sheet exposures. These forwards are not designated as hedges for accounting purposes and any net gain or loss associated with these derivatives is reported in interest and other income, net. See Note 12 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Convertible Notes Outstanding. The fair market value of each of our outstanding issues of convertible notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of our stock rises and decrease as the market price of the stock falls. Interest rate and market value changes affect the fair market value of the notes, and may affect the prices at which we would be able to repurchase such notes were we to do so. These changes do not impact our financial position, cash flows or results of operations. For additional information on the fair value of our outstanding notes, see Note 13 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

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

In addition to the matters described above, we are subject to various legal proceedings and claims arising in the ordinary course of business, including claims against third parties that may involve contractual indemnification obligations on the part of Ciena. We do not expect that the ultimate costs to resolve these matters will have a material effect on our results of operations, financial position or cash flows.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. In addition to the other information contained in this report, you should consider the following risk factors before investing in our securities.

Our revenue and operating results can fluctuate significantly and unpredictably from quarter to quarter.
Our revenue and results of operations can fluctuate significantly and unpredictably from quarter to quarter. Our budgeted expense levels depend in part on our expectations of long-term, future revenue and gross margin, and substantial reductions in expense are difficult and can take time to implement. Uncertainty or lack of visibility into customer spending, and changes in economic or market conditions that affect customer spending can make it difficult to forecast future revenue and margins. In addition, increases in the percentage of a given quarter's revenue generated from orders placed during that quarter, along with significant order volume late that quarter, could further result in variability and less predictability in our quarterly revenue and cash flow. Consequently, our level of operating expense or inventory may be high relative to revenue, which could harm our profitability and cash flow. Additional factors that contribute to fluctuations in our revenue and operating results include:

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
We face a competitive market for sales of communications networking equipment, software and services and increased competition could result in pricing pressure, reduced demand, lower gross margins and loss of market share that could harm our business and results of operations. Competition is particularly intense as we and our competitors aggressively seek to displace incumbent equipment vendors at large service providers and secure new customers. In an effort to secure customer opportunities and capture market share, we have in the past, and may in the future, agree to commercial terms or pricing that result in low or negative gross margins on a particular order or group of orders. We expect this level of competition to continue, as Chinese equipment vendors and other multinational competitors seek to obtain new business or retain incumbent positions with large customers around the world, and to potentially increase, as network technologies and features converge and our business thereby begins to overlap more directly with certain of our traditional networking supplier competitors as well as with information technology and software vendors.

Competition in our markets, generally, is based on any one or a combination of the following factors: product features; functionality and performance; price; services offerings; manufacturing capability and lead-times; incumbency and existing business relationships; scalability and flexibility of products to meet the immediate and future network and service requirements of network operators. A small number of very large companies have historically dominated our industry, many of which have substantially greater financial and marketing resources, broader product offerings and more established relationships with service providers and other customer segments than we do. In addition, a number of these vendors are putting forth competing visions for how next-generation network architectures should be designed. Because of their scale and resources, they may be perceived to be a better fit for the procurement, or network operating and management, strategies of large service providers. We also compete with a number of smaller companies that provide significant competition for a specific product, application, customer segment or geographic market. Due to the narrower focus of their efforts, these competitors may achieve commercial availability of their products more quickly or may be more attractive to customers. If competitive pressures increase or we fail to compete successfully in our markets, our business and results of operations could suffer.

Our business and operating results could be adversely affected by unfavorable changes in macroeconomic and market conditions and reductions in the level of capital expenditure by customers in response to these conditions.
Global markets have experienced a period of significant volatility that has resulted in a high degree of uncertainty and cautious customer behavior. Broad macroeconomic weakness and market volatility have previously resulted in sustained periods of decreased demand for our products and services that have adversely affected our operating results. Macroeconomic and market conditions could be adversely affected by a variety of political, economic or other factors in the U.S. and other geographies that could adversely affect spending levels, including the effect of the U.S. government budget discussions and the impact of any sequestration or cessation of government operations, as well as volatility or deteriorating conditions in the markets in which we operate, including continuing challenges in Europe. Continuation of or an increase in macroeconomic uncertainty or weakness could result in:

•	reductions in customer spending and delay, deferral or cancellation of network infrastructure initiatives;

•	increased competition for fewer network projects and sales opportunities;

•	increased pricing pressure that may adversely affect revenue, gross margin and profitability;

•	difficulty forecasting, budgeting and planning;

•	higher overhead costs as a percentage of revenue;

•	tightening of credit markets to fund capital expenditures by our customers and us;

•	customer financial difficulty, including longer collection cycles and difficulties collecting accounts receivable or write-offs of receivables; and

•	increased risk of charges relating to excess and obsolete inventories and the write-off of other intangible assets.
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

The market for communications networking equipment is characterized by rapidly evolving technologies and changes in market demand. We continually invest in research and development to sustain or enhance our existing products and develop or acquire new product technologies. Our current development efforts are focused upon enhancing our software applications, extending our OneConnect control plane across the 5400 and 6500 platform families, expanding packet applications on service delivery switches, aggregation switches, and coherent optical transport platforms, extending our WaveLogic chipset, enabling 40G and 100G coherent optical transport across our portfolio, and introducing 400G transmission products. There is often a lengthy period between commencing these development initiatives and bringing a new or improved products to market. During this time, technology preferences, customer demand and the market for our products, or those introduced by our competitors, may move in directions we had not anticipated. There is no guarantee that our new products or enhancements will achieve market acceptance or that the timing of market adoption will be as predicted. There is a significant possibility, therefore, that some of our development decisions, including significant expenditures on acquisitions, research and development costs, or investments in technologies, will not turn out as anticipated, and that our investment in some projects will be unprofitable. There is also a possibility that we may miss a market opportunity because we failed to invest, or invested too late, in a technology, product or enhancement sought by our customers, or addressing growth markets or emerging customer segments or applications beyond our traditional customer base. Changes in market demand or investment priorities may also cause us to discontinue existing or planned development for new products or features, which can have a disruptive effect on our relationships with customers. If we fail to make the right investments or fail to make them at the right time, our competitive position may suffer and our revenue and profitability could be harmed.
We may experience delays in the development of our products that may negatively affect our competitive position and business.

Our products are based on complex technology, and we can experience unanticipated delays in developing and manufacturing these solutions. Our current development efforts are focused upon enhancing our software applications, extending our OneConnect control plane across the 5400 and 6500 platform families, expanding packet applications on service delivery switches, aggregation switches, and coherent optical transport platforms, extending our WaveLogic chipset for 40G and 100G coherent optical transport across our portfolio, and introducing 400G transmission products. Delays in these and other product development efforts may affect our reputation with customers, affect our ability to seize market opportunities and impact the timing and level of demand for our products. Each step in the development life cycle of our products presents serious risks of failure, rework or delay, any one of which could adversely affect the cost-effective and timely development of our products. We may encounter delays relating to engineering development activities and software, design, sourcing and manufacture of critical components, and the development of prototypes. In addition, intellectual property disputes, failure of critical design elements, and other execution risks may delay or even prevent the release of these products. If we do not successfully develop products in a timely manner, our competitive position may suffer and our business, financial condition and results of operations could be harmed.

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
The development and production of sophisticated hardware and software for communications network equipment is complicated. Some of our products can be fully tested only when deployed in communications networks or when carrying traffic with other equipment. As a result, undetected defects or errors, and product quality, interoperability, reliability and performance problems are often more acute for initial deployments of new products and product enhancements. We are in the process of launching a number of new platforms across our product segments. Unanticipated product performance problems can relate to the design, manufacturing and installation of our products. Undetected errors can also arise as a result of defects in components, software or manufacturing, installation or maintenance services supplied by third parties, and technology acquired from or licensed by third parties. Unanticipated security vulnerabilities relating to our products or the activities of our supply chain, including any actual or perceived exposure of our solutions to malicious software or cyber-attacks, would adversely affect our business and reputation. Product performance, reliability, security and quality problems can negatively affect our business, including:

•	damage to our reputation, declining sales and order cancellations;

•	increased costs to remediate defects or replace products;

•	payment of liquidated damages, contractual or similar penalties, or other claims for performance failures or delays;

•	increased warranty expense or estimates resulting from higher failure rates, additional field service obligations or other rework costs related to defects;

•	increased inventory obsolescence;

•	costs and claims that may not be covered by liability insurance coverage or recoverable from third parties; and

•	delays in recognizing revenue or collecting accounts receivable.

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

A significant portion of our revenue comes from sales to large communications service providers. These sales typically involve lengthy sales cycles, extensive product testing, and demonstration laboratory or network certification, including network-specific or region-specific product certification or homologation processes. These sales also often involve protracted and sometimes difficult contract negotiations in which we may deem it necessary to agree to unfavorable contractual or commercial terms that adversely affect pricing, expose us to penalties for delays or non-performance, and require us to assume a disproportionate amount of risk. We may also be requested to provide deferred payment terms, vendor or third-party financing, or offer other alternative purchase structures that extend the timing of payment and revenue recognition. Moreover, our purchase agreements generally do not include minimum purchase commitments and customers often have the right to modify, delay, reduce or cancel previous orders. These terms may negatively affect our revenue and results of operations and increase our susceptibility to quarterly fluctuations in our financial results. Moreover, service providers may insist upon terms and conditions that we deem too onerous or not in our best interest and we may be unable to reach a commercial agreement. As a result, we may incur substantial expense and devote time and resources to potential sales opportunities that never materialize or result in lower than anticipated sales.
Efforts by us or our strategic third party channel partners to sell our solutions into targeted geographic markets and customer segments may be unsuccessful.
We continue to take steps, including sales initiatives and strategic channel relationships, to sell our products into new markets, growth geographies and diverse customer segments beyond our traditional service provider customer base. Specifically, we are targeting opportunities in Brazil, the Middle East, Russia, Japan and India. We are also targeting sales opportunities with enterprises, wireless operators, cable operators, submarine network operators, Internet content providers, cloud infrastructure providers, research and education institutions, and federal, state and local governments. We believe sales to these customer segments, as well as emerging network operators supporting new communications services and applications, will be an important component of our growth strategy. In many cases, we have less experience in these markets and customer segments, and they may have less familiarity with our company. To succeed in some of these geographic markets and customer segments we have engaged or intend to leverage strategic sales channels and distribution arrangements and expect these relationships to be an important part of our business. Our efforts may be unsuccessful, and difficulties selling into these target markets, including through third party channels, could limit our growth and harm our results of operations.

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

We expect that we may enter new international markets and withdraw from or reduce operations in others. Our global operations expose us to additional risk and expense that could give rise to unanticipated liabilities, costs or other difficulties that could adversely affect our operations and financial results.

We may be required to write off significant amounts of inventory as a result of our inventory purchase practices, the obsolescence of product lines or unfavorable market conditions.
To avoid delays and meet customer demand for shorter delivery terms, we place orders with our contract manufacturers and component suppliers based in part on forecasts of customer demand. As a result, our business is exposed to the risk that our customers ultimately may not order the products we have forecast, or will purchase fewer products than forecast. As features and functionalities converge across our product lines, and we introduce new products with overlapping feature sets, it is increasingly possible that customers may forgo purchases of one product we have inventoried in favor of another product with similar functionality. Market uncertainty can also limit our visibility into customer spending plans and compound the difficulty of forecasting inventory at appropriate levels. Moreover, our customer purchase agreements generally do not include any minimum purchase commitment, and customers often have the right to modify, reduce or cancel purchase quantities. We may also be exposed to the risk of inventory write offs as a result of certain supply chain initiatives, including consolidation and transfer of key manufacturing activities. As a result, we may purchase inventory in anticipation of sales that ultimately do not occur. If we are required to write off or write down a significant amount of inventory, our results of operations for the period would be materially adversely affected.
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
From time to time third parties may assert claims or initiate litigation or other proceedings related to patent, copyright, trademark and other intellectual property rights to technologies and related standards that are relevant to our business. The rate of infringement assertions by patent assertion entities is increasing, particularly in the United States. Generally, these patent owners neither manufacture nor use the patented invention directly, and simply seek to derive value from their ownership through royalties from patent licensing programs.
We can be adversely affected by litigation, other proceedings or claims against us, as well as claims against our manufacturers, suppliers or customers, alleging infringement of third party proprietary rights by our products and technology, or components of those products. Regardless of the merit of these claims, they can be time-consuming, divert the time and attention of our technical and management personnel, and result in costly litigation. These claims, if successful, can require us to:

•	pay substantial damages or royalties;

•	comply with an injunction or other court order that could prevent us from offering certain of our products;

•	seek a license for the use of certain intellectual property, which may not be available on commercially reasonable terms or at all;

•	develop non-infringing technology, which could require significant effort and expense and ultimately may not be successful; and

•	indemnify our customers or other third parties pursuant to contractual obligations to hold them harmless or pay expenses or damages on their behalf.

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

We rely on a number of third party service partners, both domestic and international, to complement our global service and support resources. We rely upon these partners for certain installation, maintenance and support functions. In addition, as network operators seek to increasingly rely on vendors to perform additional services relating to the design, construction and operation of their networks, the scope of work performed by our support partners is likely to increase and may include areas where we have less experience providing or managing such services. We must successfully identify, assess, train and certify qualified service partners in order to ensure the proper installation, deployment and maintenance of our products, and the skillful performance of other services associated with expanded solutions offerings, including site assessment and construction related services. Vetting and certification of these partners can be costly and time-consuming and certain partners may not have the same operational history, financial resource and scale as Ciena. Moreover, certain partners may provide similar services for other companies, including our competitors. We may not be able to manage effectively our relationships with our service partners and cannot be certain that they will be able to deliver services in the manner or time required or that we will be able to maintain the continuity of their services. We may also be exposed to a number of risks or challenges relating to the performance of our service partners, including:

•	we may suffer delays in recognizing revenue;

•	we may be exposed to liability for injuries to persons, damage to property or other claims relating to the actions or omissions of our support partners;

•	our services revenue and gross margin may be adversely affected; and

•	our relationships with customers could suffer.

If we do not manage effectively our relationships with third party service partners, or if they fail to perform these services in the manner or time required, our financial results and relationships with customers could be adversely affected.

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

These changes may also require changes in our information systems, modification of internal control procedures and significant training of employees or third party resources. We are currently implementing an initiative to transition certain key information technology applications and business systems from our existing Ciena data center to a third-party hosted environment. There can be no assurance that our business and operations will not experience any disruption in connection with this transition. Our information technology systems, and those of third party information technology providers or business partners, may also be vulnerable to damage or disruption caused by circumstances beyond our control including catastrophic events, power anomalies or outages, natural disasters, viruses or malware, and computer system or network failures. We may also be exposed to cyber-security related incidents including unauthorized access of information systems and disclosure or diversion of intellectual property or confidential data. There can be no assurance that our business systems or those of our third party business partners would not be subject to similar incidents, exposing us to significant cost, reputational harm and disruption or damage to our business.

Data breaches and cyber-attacks could compromise our intellectual property or other sensitive information and cause significant damage to our business and reputation.

In the ordinary course of our business, we maintain sensitive data on our networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business and reputation. We believe that companies in the technology industry have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. Our network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. In some cases, it is difficult to anticipate or immediately detect such incidents and the damage caused thereby. These data breaches and any unauthorized access or disclosure of our information, could compromise our intellectual property and expose sensitive business information. Cyber-attacks could also cause us to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense, and cause significant harm to our reputation and business.

Outstanding indebtedness under our convertible notes may adversely affect our liquidity and results of operations and could limit our business.

At January 31, 2013, indebtedness on our outstanding convertible notes totaled approximately $1.4 billion in aggregate principal, including the accretion of principal at maturity on our 2020 Notes. Our indebtedness could have important negative consequences, including:

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

During fiscal 2012, we entered into a $150 million senior secured asset-based revolving Credit Facility. In addition to customary remedies should we default under the credit agreement governing this facility, we may be subject to lender control over certain cash assets and required to comply with a fixed charge coverage ratio in the event that we do not maintain the requisite level of availability under the facility. The credit agreement also contains customary covenants that limit our ability to, among other things, pay cash dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, enter into certain acquisition transactions, repay indebtedness, make investments or dispose of assets. The Credit Facility matures on August 13, 2015, provided that it will mature early on December 15, 2014, if any of Ciena's 4.0% senior convertible notes due March 15, 2015 are then outstanding. We may also enter into additional transactions or lending facilities, including equipment loans, working capital lines of credit and other long-term debt, that may increase our indebtedness and result in additional restrictions upon our business.

Significant volatility and uncertainty in the capital markets may limit our access to funding.
We have accessed the capital markets in the past and successfully raised funds, through the issuance of equity or convertible debt, to increase our cash position, support our operations and undertake strategic growth initiatives, including the acquisition of the MEN Business. We regularly evaluate our liquidity position, debt obligations, and anticipated cash needs to fund our long-term operating plans and may consider it necessary or advisable to raise additional capital in the future. Global capital markets have undergone a sustained period of significant volatility and uncertainty, and there can be no assurance that such financing alternatives would be available to us, should we determine it necessary or advisable to seek additional cash resources.

Facilities transitions could be disruptive to our operations and result in unanticipated expense.

We have recently undertaken and expect to undertake a number of significant facilities transitions affecting a number of our largest employee populations, including our headquarters facility. We are currently implementing a data center transition for certain key business systems from our prior headquarters facility in Linthicum, Maryland to a third-party hosted environment. This transition could be disruptive to our operations and could result in unanticipated expense that adversely affects our financial results. In addition, the lease of our “Lab 10” building on the Carling Campus in Ottawa, Canada will expire in fiscal 2016 and the lease for our research and development facility in Gurgaon, India will expire in fiscal 2014. Both locations include sophisticated research and development lab equipment and key engineering personnel. We are currently considering facilities and development alternatives in advance of the expiration of these leases. However, locating appropriate alternative space for our engineering operations may be costly and there can be no assurance that the transition of key engineering functions to a successor facility will not be disruptive or adversely affect productivity.

Restructuring activities could disrupt our business and affect our results of operations.

We have previously taken steps, including reductions in force, office closures, and internal reorganizations to reduce the size and cost of our operations, improve efficiencies, or realign our organization and staffing to better match our market opportunities and our technology development initiatives. We may take similar steps in the future as we seek to realize operating synergies, optimize our operations to achieve our target operating model and profitability objectives, or better reflect changes in the strategic direction of our business. These changes could be disruptive to our business, including development efforts, and may result in significant expense including accounting charges for inventory and technology-related write-offs, workforce reduction costs and charges relating to consolidation of excess facilities. Substantial expense or charges resulting from restructuring activities could adversely affect our results of operations and use of cash in those period in which we undertake such actions.

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

The Federal Communications Commission, or FCC, has jurisdiction over the U.S. communications industry, and similar agencies have jurisdiction over the communication industries in other countries. Many of our largest customers, including service providers and multiservice network operators, are subject to the rules and regulations of these agencies. Changes in regulatory requirements applicable to wireline or wireless communications and the Internet in the United States or other countries could serve as a disincentive to providers to invest in their communications network infrastructures or introduce new services. These changes could adversely affect the sale of our products and services. Changes in regulatory tariff requirements or other regulations relating to pricing or terms of carriage on communications networks could slow the development or expansion of network infrastructures and adversely affect our business, operating results, and financial condition.

Government regulations affecting the use, import or export of products could adversely affect our operations, and negatively affect our revenue and increase our costs.

The United States and various foreign governments have imposed controls, license requirements and other restrictions on the usage, import or export of some of the technologies that we sell. Government regulation of usage, import or export of our products, technology within our products, or our failure to obtain required approvals for our products, could harm our international and domestic sales and adversely affect our revenue and costs of sales. Failure to comply with such regulations could result in enforcement actions, fines or penalties and restrictions on export privileges. In addition, costly tariffs on our equipment, restrictions on importation, trade protection measures and domestic preference requirements of certain countries could limit our access to these markets and harm our sales. For example, India's government has recently implemented and is considering additional security regulations applicable to network equipment vendors, and has imposed significant tariffs that may inhibit sales of certain communications equipment; including equipment manufactured in China, where certain of our products are assembled. These and other regulations could adversely affect the sale or use of our products, substantially increase our cost of sales and could adversely affect our business and revenue.

Government regulations related to the environment and potential climate change could adversely affect our business and operating results.

Our operations are regulated under various federal, state, local and international laws relating to the environment and potential climate change. If we were to violate or become liable under these laws or regulations, we could incur fines, costs related to damage to property or personal injury, and costs related to investigation or remediation activities. Our product design efforts, and the manufacturing of our products, are also subject to evolving requirements relating to the presence of certain materials or substances in our equipment, including regulations that make producers for such products financially responsible for the collection, treatment and recycling of certain products. For example, our operations and financial results may be negatively affected by environmental regulations, such as the Waste Electrical and Electronic Equipment (WEEE) and Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) that have been adopted by the European Union. Compliance with these and similar environmental regulations may increase our cost of designing, manufacturing, selling and removing our products. These regulations may also make it difficult to obtain supply of compliant components or may require us to write off non-compliant inventory, which could have an adverse effect our business and operating results.

We may be required to write down long-lived assets and these impairment charges would adversely affect our operating results.

As of January 31, 2013, our balance sheet includes $423.9 million in long-lived assets, which includes $239.3 million of intangible assets. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These assumptions are used to forecast future, undiscounted cash flows. Periods of significant uncertainty or instability of macroeconomic conditions can make forecasting future business difficult. If actual market conditions differ or our forecasts change, we may be required to reassess long-lived assets and could record an impairment charge. Any impairment charge relating to long-lived assets would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results could be materially adversely affected in such period.

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report a report containing management's assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Compliance with these requirements has resulted in, and is likely to continue to result in, significant costs and the commitment of time and operational resources. Changes in our business, including certain initiatives to transform business processes, to invest in information systems or to transition certain functions to third party resources or providers, will necessitate modifications to our internal control systems, processes and information systems as we optimize our business and operations. Our increased global operations and expansion into new regions could pose additional challenges to our internal control systems. We cannot be certain that our current design for internal control over financial reporting, or any additional changes to be made, will be sufficient to enable management to determine that our internal controls are effective for any period, or on an ongoing basis. If we are unable to assert that our internal controls over financial reporting are effective, market perception of our financial condition and the trading price of our stock may be adversely affected, and customer perception of our business may suffer.

Our stock price is volatile.
Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. Volatility in our stock price can arise as a result of a number of the factors discussed in this “Risk Factors” section. During fiscal 2012, our closing stock price ranged from a high of $17.98 per share to a low of $10.38 per share. The stock market has experienced significant price and volume fluctuation that has affected the market price of many technology companies, with such volatility often unrelated to the operating performance of these companies. Divergence between our actual or anticipated financial results and published expectations of analysts can cause significant swings in our stock price. Our stock price can also be affected by announcements that we, our competitors, or our customers may make, particularly announcements related to acquisitions or other significant transactions. Our common stock is included in a number of market indices and any change in the composition of these indices to exclude our company would adversely affect our stock price. These and other factors affecting macroeconomic conditions or financial markets may materially adversely affect the market price of our common stock in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

4.1
Indenture dated as of December 27, 2012 between Ciena Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, for 4.0% Convertible Senior Notes due 2020, including the Form of Global Note attached as Exhibit A thereto (a)

10.2
Omnibus Second Amendment to Credit Agreement and First Amendment to U.S. Security Agreement, Canadian Security Agreement, U.S. Pledge Agreement, U.S. Guaranty and Canadian Guaranty, entered into as of March 5, 2013, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Canada, Inc., and Deutsche Bank AG New York Branch (b)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Incorporated by reference to Ciena's Current Report on Form 8-K filed on December 31, 2012.

(b)
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

Ciena Corporation
Date:	March 13, 2013	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	March 13, 2013	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)