Form 10-Q
period 2013-04-30
CIENA CORP
filed 2013-06-12
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2013
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 7, 2013
common stock, $0.01 par value	102,052,816

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended April 30,		Six Months Ended April 30,
	2012	2013	2012	2013
Revenue:
Products	$384,726	$413,217	$718,399	$766,274
Services	92,891	94,495	175,903	194,531
Total revenue	477,617	507,712	894,302	960,805
Cost of goods sold:
Products	234,372	239,441	432,124	435,962
Services	60,304	58,758	111,481	119,535
Total cost of goods sold	294,676	298,199	543,605	555,497
Gross profit	182,941	209,513	350,697	405,308
Operating expenses:
Research and development	90,399	100,787	180,063	189,912
Selling and marketing	62,517	74,475	126,928	141,063
General and administrative	26,670	30,883	56,334	59,091
Amortization of intangible assets	12,967	12,439	26,438	24,892
Restructuring costs	1,851	1,509	3,573	6,539
Total operating expenses	194,404	220,093	393,336	421,497
Loss from operations	(11,463)	(10,580)	(42,639)	(16,189)
Interest and other income (loss), net	(4,387)	(2,716)	(9,274)	(2,853)
Interest expense	(9,646)	(11,392)	(19,216)	(22,124)
Loss on extinguishment of debt	—	—	—	(28,630)
Loss before income taxes	(25,496)	(24,688)	(71,129)	(69,796)
Provision for income taxes	2,284	2,391	4,304	4,607
Net loss	$(27,780)	$(27,079)	$(75,433)	$(74,403)
Basic net loss per common share	$(0.28)	$(0.27)	$(0.77)	$(0.73)
Diluted net loss per potential common share	$(0.28)	$(0.27)	$(0.77)	$(0.73)
Weighted average basic common shares outstanding	98,981	101,913	98,525	101,560
Weighted average dilutive potential common shares outstanding	98,981	101,913	98,525	101,560

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Quarter Ended April 30,		Six Months Ended April 30,
	2012	2013	2012	2013
Net loss	$(27,780)	$(27,079)	$(75,433)	$(74,403)
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(55)	13	(79)	(31)
Change in unrealized gain (loss) on foreign currency forward contracts, net of tax	(128)	(194)	236	(117)
Change in accumulated translation adjustments	10	(2,004)	(2,212)	(1,044)
Total comprehensive loss	$(27,953)	$(29,264)	$(77,488)	$(75,595)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31, 2012	April 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$642,444	$356,498
Short-term investments	50,057	99,973
Accounts receivable, net	345,496	421,014
Inventories	260,098	248,096
Prepaid expenses and other	117,595	138,577
Total current assets	1,415,690	1,264,158
Equipment, furniture and fixtures, net	123,580	117,553
Other intangible assets, net	257,137	221,476
Other long-term assets	84,736	90,157
Total assets	$1,881,143	$1,693,344
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$179,704	$198,820
Accrued liabilities	209,540	222,783
Deferred revenue	79,516	98,603
Convertible notes payable	216,210	—
Total current liabilities	684,970	520,206
Long-term deferred revenue	27,560	28,272
Other long-term obligations	31,779	32,989
Long-term convertible notes payable	1,225,806	1,209,814
Total liabilities	1,970,115	1,791,281
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 100,601,792 and 102,035,119 shares issued and outstanding	1,006	1,020
Additional paid-in capital	5,797,765	5,864,381
Accumulated other comprehensive loss	(3,354)	(4,546)
Accumulated deficit	(5,884,389)	(5,958,792)
Total stockholders’ equity (deficit)	(88,972)	(97,937)
Total liabilities and stockholders’ equity (deficit)	$1,881,143	$1,693,344

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended April 30,
	2012	2013
Cash flows from operating activities:
Net loss	$(75,433)	$(74,403)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	—	28,630
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	29,079	28,857
Share-based compensation costs	16,830	18,147
Amortization of intangible assets	37,865	35,661
Provision for inventory excess and obsolescence	13,982	9,027
Provision for warranty	16,615	11,060
Other	7,993	5,068
Changes in assets and liabilities:
Accounts receivable	19,107	(76,526)
Inventories	(26,630)	2,975
Prepaid expenses and other	19,597	(33,969)
Accounts payable, accruals and other obligations	8,315	24,805
Deferred revenue	6,036	19,799
Net cash provided by (used in) operating activities	73,356	(869)
Cash flows used in investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(16,150)	(21,496)
Restricted cash	(17,202)	1,679
Purchase of available for sale securities	—	(99,914)
Proceeds from maturities of available for sale securities	—	50,000
Proceeds from sale of cost method investment	524	—
Net cash used in investing activities	(32,828)	(69,731)
Cash flows from financing activities:
Payment of long term debt	—	(216,210)
Payment for debt and equity issuance costs	—	(3,661)
Payment of capital lease obligations	(699)	(1,427)
Proceeds from issuance of common stock	5,715	5,955
Net cash provided by (used in) financing activities	5,016	(215,343)
Effect of exchange rate changes on cash and cash equivalents	(1,893)	(3)
Net increase (decrease) in cash and cash equivalents	45,544	(285,943)
Cash and cash equivalents at beginning of period	541,896	642,444
Cash and cash equivalents at end of period	$585,547	$356,498
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$16,520	$15,720
Cash paid during the period for income taxes, net	$5,811	$5,136
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$4,004	$3,006
Fixed assets acquired under capital leases	$4,427	$1,286

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
Ciena has a 52 or 53-week fiscal year, which ends on the Saturday nearest to the last day of October of each year. Fiscal 2013 is a 52-week fiscal year. Fiscal 2012 was a 53-week fiscal year with the additional week occurring in the fourth quarter. For purposes of financial statement presentation, each fiscal year is described as having ended on October 31, and each fiscal quarter is described as having ended on January 31, April 30 and July 31 of each fiscal year.

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

Segment Reporting

Ciena's chief operating decision maker, its chief executive officer, evaluates the company's performance and allocates resources based on multiple factors, including measures of segment profit (loss). Operating segments are defined as components of an enterprise that engage in business activities that may earn revenue and incur expense, for which discrete financial information is available, and for which such information is evaluated regularly by the chief operating decision maker for purposes of allocating resources and assessing performance. See Note 17 below.

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

Qualifying internal use software and website development costs incurred during the application development stage, that consist primarily of outside services and purchased software license costs are capitalized and amortized straight-line over the estimated useful lives of two to five years.

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

Additionally, Ciena's access to certain materials or components is dependent upon sole or limited source suppliers. The inability of any of these suppliers to fulfill Ciena's supply requirements, or significant changes in supply cost, could affect future results. Ciena relies on a small number of contract manufacturers to perform the majority of the manufacturing for its products. If Ciena cannot effectively manage these manufacturers and forecast future demand, or if these manufacturers fail to deliver products or components on time, Ciena's business and results of operations may suffer.

Revenue Recognition

Ciena recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectibility is reasonably assured. Customer purchase agreements and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and evidence of customer acceptance, when applicable, are used to verify delivery or services rendered. Ciena assesses whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Ciena assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history. Revenue for maintenance services is generally deferred and recognized ratably over the period during which the services are performed.

Ciena applies the percentage-of-completion method to long-term arrangements where it is required to undertake significant production, customizations or modification engineering, and reasonable and reliable estimates of revenue and cost are available. Utilizing the percentage-of-completion method, Ciena recognizes revenue based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred. In instances that do not meet the percentage-of-completion method criteria, recognition of revenue is deferred until there are no uncertainties regarding customer acceptance.

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

VSOE is established based on Ciena's standard pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, which exists across certain of Ciena's service offerings, Ciena requires that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range. Ciena has been unable to establish TPE of selling price because its go-to-market strategy differs from that of others in its markets, and the extent of customization and differentiated features and functions varies among comparable products or services from its peers. Ciena determines BESP based upon management-approved pricing guidelines, which consider multiple factors including the type of product or service, gross margin objectives, competitive and market conditions, and the go-to-market strategy, all of which can affect pricing practices.

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

Share-Based Compensation Expense

Ciena measures and recognizes compensation expense for share-based awards based on estimated fair values on the date of grant. Ciena estimates the fair value of each option-based award on the date of grant using the Black-Scholes option-pricing model. This model is affected by Ciena's stock price as well as estimates regarding a number of variables including expected stock price volatility over the expected term of the award and projected employee stock option exercise behaviors. Ciena estimates the fair value of each restricted stock unit based on the fair value of the underlying common stock on the date of grant. In each case, Ciena only recognizes expense to its Condensed Consolidated Statement of Operations for those options or shares that are expected ultimately to vest. Ciena recognizes the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based expense over the performance period, using graded vesting, which considers each performance period or tranche separately, based upon its determination of whether it is probable that the performance targets will be achieved. At each reporting period, Ciena reassesses the probability of achieving the performance targets and the performance period required to meet those targets. Ciena uses the straight-line method to record expense for grants with only service-based vesting. See Note 16 below.

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

In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. In addition, tax authorities periodically audit Ciena's income tax returns. These audits examine significant tax filing positions, including the timing and amounts of deductions and the allocation of income tax expenses among tax jurisdictions. Ciena is currently under audit in India for 2007, 2008 and 2009, Canada for 2010 and 2011, and in the United Kingdom for 2009. Management does not expect the outcome of these audits to have a material adverse effect on Ciena's consolidated financial position, results of operations or cash flows. Ciena's major tax jurisdictions and the earliest open tax years are as follows: United States (2009), United Kingdom (2007), Canada (2005) and India (2007). However, limited adjustments can be made to Federal U.S. tax returns in earlier years in order to reduce net operating loss carryforwards. Ciena classifies interest and penalties related to uncertain tax positions as a component of income tax expense. All of the uncertain tax positions, if recognized, would decrease the effective income tax rate.

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

Fair Value of Financial Instruments

The carrying value of Ciena's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair market value due to the relatively short period of time to maturity. For information related to the fair value of Ciena's convertible notes, see Note 13 below.

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

From time to time, Ciena uses foreign currency forward contracts to reduce variability in certain forecasted non-U.S.-dollar denominated cash flows. Generally, these derivatives have maturities of twelve months or less and are designated as cash flow hedges. At the inception of the cash flow hedge, and on an ongoing basis, Ciena assesses whether the forward contract has been effective in offsetting changes in cash flows attributable to the hedged risk during the hedging period. The effective portion of the derivative's net gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and, upon the occurrence of the forecasted transaction, is subsequently reclassified to the line item in the Condensed Consolidated Statement of Operations to which the hedged transaction relates. Any net gain or loss associated with the ineffectiveness of the hedging instrument is reported in interest and other income, net. From time to time Ciena may also use foreign currency forwards to hedge certain balance sheet exposures. These forwards are not designated as hedges for accounting purposes and any net gain or loss associated with these derivatives is reported in interest and other income, net. See Note 12 below.

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

Software Development Costs

Ciena develops software for sale to its customers. GAAP require the capitalization of certain software development costs that are incurred subsequent to the date technological feasibility is established and prior to the date the product is generally available for sale. The capitalized cost is then amortized straight-line over the estimated life of the product. Ciena defines technological feasibility as being attained at the time a working model is completed. To date, the period between Ciena achieving technological feasibility and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, Ciena has not capitalized any software development costs.

Newly Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that amends current fair value measurement and disclosure guidance to converge with International Financial Reporting Standards ("IFRS"). This update provides improved comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Ciena adopted this guidance in the first quarter of fiscal 2013.

In June 2011, FASB issued an accounting standards update that requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Ciena adopted this guidance in the first quarter of fiscal 2013.

In February 2013, FASB issued an accounting standards update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard update will be effective for Ciena beginning in the first quarter of fiscal 2014, at which time Ciena will include the required disclosures.

(3)	RESTRUCTURING COSTS
Ciena has undertaken a number of restructuring activities intended to reduce expense and better align its workforce and costs with market opportunities, product development and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the six months ended April 30, 2013 (in thousands):

	Workforce reduction	Consolidation of excess facilities	Total
Balance at October 31, 2012	$1,449	$3,600	$5,049
Additional liability recorded	4,916	1,623	6,539
Non-cash disposal	—	(735)	(735)
Cash payments	(5,733)	(2,153)	(7,886)
Balance at April 30, 2013	$632	$2,335	$2,967
Current restructuring liabilities	$632	$1,606	$2,238
Non-current restructuring liabilities	$—	$729	$729

The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the six months ended April 30, 2012 (in thousands):

	Workforce reduction	Consolidation of excess facilities	Total
Balance at October 31, 2011	$160	$3,293	$3,453
Additional liability recorded	3,573	—	3,573
Cash payments	(2,883)	(818)	(3,701)
Balance at April 30, 2012	$850	$2,475	$3,325
Current restructuring liabilities	$850	$380	$1,230
Non-current restructuring liabilities	$—	$2,095	$2,095

(4)	MARKETABLE SECURITIES

As of the dates indicated, short-term investments are comprised of the following (in thousands):

	April 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$99,952	$21	$—	$99,973
Included in short-term investments	$99,952	$21	$—	$99,973

	October 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$49,987	$70	$—	$50,057
Included in short-term investments	$49,987	$70	$—	$50,057

The following table summarizes final legal maturities of debt investments at April 30, 2013 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$99,952	$99,973
Due in 1-2 years	—	—
	$99,952	$99,973

(5)	FAIR VALUE MEASUREMENTS

As of the date indicated, the following table summarizes the fair value of assets and liabilities that are recorded at fair value on a recurring basis (in thousands):

	April 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
U.S. government obligations	$99,973	$—	$—	$99,973
Foreign currency forward contracts	—	52	—	52
Embedded redemption feature	—	—	220	220
Total assets measured at fair value	$99,973	$52	$220	$100,245

Liabilities:
Foreign currency forward contracts	$—	$67	$—	$67
Total liabilities measured at fair value	$—	$67	$—	$67

As of the date indicated, the assets and liabilities above were presented on Ciena’s Condensed Consolidated Balance Sheet as follows (in thousands):

	April 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$99,973	$—	$—	$99,973
Prepaid expenses and other	—	52	—	52
Other long-term assets	—	—	220	220
Total assets measured at fair value	$99,973	$52	$220	$100,245

Liabilities:
Accrued liabilities	$—	$67	$—	$67
Total liabilities measured at fair value	$—	$67	$—	$67

Ciena’s Level 3 assets included in other long-term assets reflect an embedded redemption feature contained within the 2015 Notes. The embedded redemption feature is bifurcated from the 2015 Notes using the “with-and-without” approach. As such, the total value of the embedded redemption feature is calculated as the difference between the value of the 2015 Notes (the “Hybrid Instrument”) and the value of an identical instrument without the embedded redemption feature (the “Host Instrument”). Both the Host Instrument and the Hybrid Instrument are valued using a modified binomial model. The modified binomial model utilizes a risk free interest rate, an implied volatility of Ciena’s stock, the recovery rates of bonds and the implied default intensity of the 2015 Notes.
As of the dates indicated, the following table sets forth, in thousands, the reconciliation of changes in fair value measurements of Level 3 assets:

Level 3
Balance at October 31, 2012	$420
Issuances	—
Settlements	(630)
Changes in unrealized gain (loss)	430
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at April 30, 2013	$220

(6)	ACCOUNTS RECEIVABLE

As of October 31, 2012, no single customer accounted for greater than 10% of net accounts receivable. As of April 30, 2013, two customers each accounted for greater than 10% of net accounts receivable, and in aggregate accounted for 28% of net accounts receivable. Allowance for doubtful accounts was $1.5 million and $1.6 million as of October 31, 2012 and April 30, 2013, respectively. Ciena has not historically experienced a significant amount of bad debt expense.

(7)	INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	October 31, 2012	April 30, 2013
Raw materials	$39,678	$49,933
Work-in-process	10,736	9,749
Finished goods	178,210	145,051
Deferred cost of goods sold	71,484	84,159
	300,108	288,892
Provision for excess and obsolescence	(40,010)	(40,796)
	$260,098	$248,096

Ciena writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand and market conditions. During the first six months of fiscal 2013, Ciena recorded a provision for excess and obsolescence of $9.0 million, primarily related to engineering design changes and the discontinuance of certain parts and components used in the manufacture of our Optical Transport and Converged Packet Optical products. Deductions from the provision for excess and obsolete inventory relate to disposal activities.

(8)	PREPAID EXPENSES AND OTHER
As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	October 31, 2012	April 30, 2013
Prepaid VAT and other taxes	$37,806	$57,445
Deferred deployment expense	19,449	21,978
Product demonstration equipment, net	33,144	36,262
Prepaid expenses	16,477	16,689
Restricted cash	2,030	333
Other non-trade receivables	8,689	5,870
	$117,595	$138,577

Depreciation of product demonstration equipment was $4.2 million and $3.5 million for the first six months of fiscal 2012 and 2013, respectively.

(9)	EQUIPMENT, FURNITURE AND FIXTURES
As of the dates indicated, equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31, 2012	April 30, 2013
Equipment, furniture and fixtures	$422,118	$380,240
Leasehold improvements	61,493	63,133
	483,611	443,373
Accumulated depreciation and amortization	(360,031)	(325,820)
	$123,580	$117,553

Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements was $24.9 million and $25.4 million for the first six months of fiscal 2012 and 2013, respectively. During the first six months of fiscal 2013, in connection with the restructuring activities described above, Ciena disposed of equipment, furniture and fixtures with an original cost of $38.6 million and related accumulated depreciation of $37.9 million.

(10)	OTHER INTANGIBLE ASSETS
As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	October 31, 2012			April 30, 2013
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Developed technology	$417,833	$(279,195)	$138,638	$417,833	$(300,420)	$117,413
Patents and licenses	46,538	(45,566)	972	46,538	(45,662)	876
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	323,573	(206,046)	117,527	323,573	(220,386)	103,187
Total other intangible assets	$787,944	$(530,807)	$257,137	$787,944	$(566,468)	$221,476

The amortization of finite-lived other intangible assets was $37.9 million and $35.7 million for the first six months of fiscal 2012 and 2013, respectively. Expected future amortization of finite-lived other intangible assets for the fiscal years indicated is as follows (in thousands):

Period ended October 31,
2013 (remaining six months)	$35,647
2014	57,151
2015	52,879
2016	52,879
2017	22,783
Thereafter	137
$221,476

(11)	OTHER BALANCE SHEET DETAILS
As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	October 31, 2012	April 30, 2013
Maintenance spares inventory, net	$57,548	$64,619
Deferred debt issuance costs, net	20,575	18,011
Embedded redemption feature	420	220
Restricted cash	2,413	2,431
Other	3,780	4,876
	$84,736	$90,157

Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate method, through the maturity of the related debt. Amortization of debt issuance costs related to our convertible notes payable and the Credit Facility, which is included in interest expense, was $2.7 million and $3.0 million during the first six months of fiscal 2012 and fiscal 2013, respectively.
As of the dates indicated, accrued liabilities are comprised of the following (in thousands):

	October 31, 2012	April 30, 2013
Warranty	$55,132	$54,729
Compensation, payroll related tax and benefits	48,885	58,031
Vacation	29,581	31,986
Current restructuring liabilities	3,516	2,238
Interest payable	4,404	6,013
Other	68,022	69,786
	$209,540	$222,783

The following table summarizes the activity in Ciena’s accrued warranty for the fiscal periods indicated (in thousands):

				Balance at
Six months ended	Beginning			end of
April 30,	Balance	Provisions	Settlements	period
2012	$47,282	16,615	(12,793)	$51,104
2013	$55,132	11,060	(11,463)	$54,729

As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	October 31, 2012	April 30, 2013
Products	$29,279	$38,659
Services	77,797	88,216
	107,076	126,875
Less current portion	(79,516)	(98,603)
Long-term deferred revenue	$27,560	$28,272

(12)	FOREIGN CURRENCY FORWARD CONTRACTS

As of April 30, 2013, Ciena had forward contracts to reduce the variability in its Canadian Dollar denominated expense, which expense principally relates to research and development activities. These derivative contracts have been designated as cash flow hedges. During the first six months of fiscal 2013, in order to hedge certain balance sheet exposures, Ciena entered into a three-month forward contract to sell Brazilian Real and buy equivalent U.S. Dollars. This derivative contract has not been designated as a hedge. Ciena's foreign currency forward contracts are immaterial for separate financial statement presentation.

(13)	CONVERTIBLE NOTES PAYABLE

Payment of 2013 Convertible Notes at Maturity

On May 1, 2013, Ciena paid at maturity the remaining $216.2 million in aggregate principal amount outstanding on its 0.25% convertible senior notes.

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

The 2020 Notes are senior unsecured obligations and rank equally with all of Ciena's other existing and future senior unsecured debt. The 2020 Notes pay interest from the date of issuance at a rate of 4.0% per year. The interest is payable semi-annually on June 15 and December 15, commencing on June 15, 2013. The principal amount of the 2020 Notes will also accrete at a rate of 1.85% per year commencing December 27, 2012, compounding on a semi-annual basis. The accreted portion of the principal payable at maturity does not bear interest and is not convertible into shares of Ciena's common stock. The 2020 Notes will mature on December 15, 2020. Consequently, in the event the 2020 Notes are converted, the accreted liability will extinguish without payment.

The 2020 Notes may be converted prior to maturity, at the option of the holder, into shares of Ciena's common stock at an initial conversion rate of 49.0557 shares of common stock per $1,000 in original principal amount, which is equal to an initial conversion price of $20.385 per share. In addition, Ciena may elect to convert the 2020 Notes in whole or in part at any time on or prior to December 15, 2020, if the daily volume weighted average price of the common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days in any 30 consecutive trading day period. If Ciena elects to convert the 2020 Notes on or before maturity, the conversion rate will be adjusted to include an amount of additional shares, determined by reference to a make-whole table, payable in Ciena common stock, or its cash equivalent, at Ciena's election. An aggregate of 9,197,944 shares of Ciena common stock issuable upon conversion of the 2020 Notes has been reserved for issuance.

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

The principal balance, unamortized discount and net carrying amount of the liability and equity components of our 2020 Notes were as follows as of April 30, 2013

	Liability Component			Equity Component
	Principal Balance	Unamortized Discount	Net Carrying Amount	Net Carrying Amount
4.0% Convertible Senior Notes due December 15, 2020	$188,718	$16,722	$171,996	$43,131

The following table sets forth, in thousands, the carrying value and the estimated fair value of Ciena’s outstanding convertible notes:

	April 30, 2013
Description	Carrying Value	Fair Value(2)
4.0% Convertible Senior Notes, due March 15, 2015 (1)	187,818	204,609
0.875% Convertible Senior Notes due June 15, 2017	500,000	463,750
3.75% Convertible Senior Notes due October 15, 2018	350,000	387,625
4.0% Convertible Senior Notes due December 15, 2020 (3)	171,996	216,338
	$1,209,814	$1,272,322

(1)	Includes unamortized bond premium related to embedded redemption feature.

(2)	The fair value reported above is based on the quoted prices for the notes on the date above.

(3)	Includes unamortized discount and accretion of principal.

(14)	CREDIT FACILITY
During fiscal 2012, Ciena entered into a $150.0 million senior secured asset-based revolving credit facility (the “Credit Facility”). The Credit Facility matures on August 13, 2015, provided that it will mature early on December 15, 2014, if any of Ciena's 4.0% senior convertible notes due March 15, 2015 are then outstanding. Ciena principally expects to use the Credit Facility to support the issuance of letters of credit that arise in the ordinary course of its business and thereby to reduce its use of cash required to collateralize these instruments. As of April 30, 2013, letters of credit totaling $48.1 million were collateralized by the Credit Facility. There were no borrowings outstanding under the Credit Facility as of April 30, 2013.

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

	Quarter Ended April 30,		Six Months Ended April 30,
Numerator	2012	2013	2012	2013
Net loss	$(27,780)	$(27,079)	$(75,433)	$(74,403)

	Quarter Ended April 30,		Six Months Ended April 30,
Denominator	2012	2013	2012	2013
Basic weighted average shares outstanding	98,981	101,913	98,525	101,560
Dilutive weighted average shares outstanding	98,981	101,913	98,525	101,560

	Quarter Ended April 30,		Six Months Ended April 30,
EPS	2012	2013	2012	2013
Basic EPS	$(0.28)	$(0.27)	$(0.77)	$(0.73)
Diluted EPS	$(0.28)	$(0.27)	$(0.77)	$(0.73)

The following table summarizes the weighted average shares excluded from the calculation of the denominator for Basic and Diluted EPS due to their anti-dilutive effect for the fiscal years indicated (in thousands):

	Quarter Ended April 30,		Six Months Ended April 30,
	2012	2013	2012	2013
Shares underlying stock options, restricted stock units and warrants	6,074	4,267	6,054	4,366
0.25% Convertible Senior Notes due May 1, 2013	5,470	5,288	5,470	5,379
4.0% Convertible Senior Notes due March 15, 2015	18,396	9,198	18,396	11,891
0.875% Convertible Senior Notes due June 15, 2017	13,108	13,108	13,108	13,108
3.75% Convertible Senior Notes due October 15, 2018	17,356	17,356	17,356	17,356
4.0% Convertible Senior Notes due December 15, 2020	—	9,198	—	6,505
Total excluded due to anti-dilutive effect	60,404	58,415	60,384	58,605

(16)	SHARE-BASED COMPENSATION EXPENSE
Ciena maintains two active equity compensation plans, the 2008 Omnibus Incentive Plan (“2008 Plan”) and the Amended and Restated Employee Stock Purchase Plan (“ESPP”). These plans were approved by stockholders and are described in Ciena’s annual report on Form 10-K.
2008 Omnibus Incentive Plan
The 2008 Omnibus Incentive Plan (the “2008 Plan”) authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of Ciena. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions, and the required service or performance criteria. Options and SARs have a maximum term of ten years, and their exercise price may not be less than 100% of fair market value on the date of grant. Repricing of stock options and SARs is prohibited without stockholder approval. Certain change in control transactions may cause awards granted under the 2008 Plan to vest, unless the awards are continued or substituted for in connection with the transaction. The total number of shares authorized for issuance under the 2008 Plan is 18.5 million shares. As of April 30, 2013, approximately 5.1 million shares remained available for issuance under the 2008 Plan.
     Stock Options
Outstanding stock option awards to employees are generally subject to service-based vesting restrictions and vest incrementally over a four-year period. The following table is a summary of Ciena’s stock option activity for the period indicated (shares in thousands):

	Shares Underlying Options Outstanding	Weighted Average Exercise Price
Balance at October 31, 2012	3,207	$27.58
Granted	—	—
Exercised	(37)	7.64
Canceled	(738)	30.89
Balance at April 30, 2013	2,432	$26.88

The total intrinsic value of options exercised during the first six months of fiscal 2012 and fiscal 2013 was $0.3 million and $0.3 million, respectively. There were no stock options granted by Ciena during the first six months of fiscal 2012 or fiscal 2013.
The following table summarizes information with respect to stock options outstanding at April 30, 2013, based on Ciena’s closing stock price on the last trading day of Ciena’s second fiscal quarter of 2013 (shares and intrinsic value in thousands):

			Options Outstanding at				Vested Options at
			April 30, 2013				April 30, 2013
			Number	Weighted Average Remaining	Weighted		Number	Weighted Average Remaining	Weighted
Range of			of	Contractual	Average	Aggregate	of	Contractual	Average	Aggregate
Exercise			Underlying	Life	Exercise	Intrinsic	Underlying	Life	Exercise	Intrinsic
Price			Shares	(Years)	Price	Value	Shares	(Years)	Price	Value
$0.94	—	$16.31	274	4.51	$8.48	$1,710	264	4.43	$8.34	$1,686
$16.52	—	$17.29	359	2.16	16.67	—	359	2.16	16.67	—
$17.43	—	$24.50	480	1.99	20.48	—	480	1.99	20.48	—
$24.69	—	$28.28	359	3.51	26.97	—	359	3.51	26.97	—
$28.61	—	$31.43	162	3.21	29.53	—	162	3.21	29.53	—
$31.71	—	$32.55	21	4.63	31.92	—	21	4.63	31.92	—
$33.00	—	$37.10	297	3.94	35.21	—	297	3.94	35.21	—
$37.31	—	$47.32	456	1.46	44.92	—	456	1.46	44.92	—
$47.53	—	$55.79	24	0.47	48.97	—	24	0.47	48.97	—
$0.94	—	$55.79	2,432	2.75	$26.88	$1,710	2,422	2.74	$26.94	$1,686

     Assumptions for Option-Based Awards
Ciena recognizes the fair value of service-based options as share-based compensation expense on a straight-line basis over the requisite service period. Ciena did not grant any option-based awards during the first six months of fiscal 2012 or fiscal 2013.
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
The following table is a summary of Ciena’s restricted stock unit activity for the period indicated, with the aggregate fair value of the balance outstanding at the end of each period, based on Ciena’s closing stock price on the last trading day of the relevant period (shares and aggregate fair value in thousands):

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Fair Value
Balance at October 31, 2012	4,403	$14.16	$56,267
Granted	2,225
Vested	(970)
Canceled or forfeited	(531)
Balance at April 30, 2013	5,127	$14.91	$75,405

The total fair value of restricted stock units that vested and were converted into common stock during the first six months of fiscal 2012 and fiscal 2013 was $15.1 million and $15.9 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena during the first six months of fiscal 2012 and fiscal 2013 was $10.90 and $15.75 respectively.

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

Amended and Restated Employee Stock Purchase Plan
Under the ESPP, eligible employees may enroll in a twelve-month offer period that begins in December and June of each year. Each offer period includes two six-month purchase periods. Employees may purchase a limited number of shares of Ciena common stock at 85% of the fair market value on either the day immediately preceding the offer date or the purchase date, whichever is lower. The ESPP is considered compensatory for purposes of share-based compensation expense. Pursuant to the ESPP's “evergreen” provision, on December 31 of each year, the number of shares available under the ESPP increases by up to 0.6 million shares, provided that the total number of shares available at that time shall not exceed 8.2 million. Unless earlier terminated, the ESPP will terminate on January 24, 2023.
During the first six months of fiscal 2013, Ciena issued 0.4 million shares under the ESPP. At April 30, 2013, 7.7 million shares remained available for issuance under the ESPP.

Share-Based Compensation Expense for Periods Reported

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended April 30,		Six Months Ended April 30,
	2012	2013	2012	2013
Product costs	$460	$686	$944	$1,247
Service costs	367	435	805	862
Share-based compensation expense included in cost of sales	827	1,121	1,749	2,109
Research and development	2,092	2,204	4,226	4,237
Sales and marketing	2,820	3,382	5,921	6,125
General and administrative	2,141	3,144	4,938	5,700
Acquisition and integration costs	—	—	6	—
Share-based compensation expense included in operating expense	7,053	8,730	15,091	16,062
Share-based compensation expense capitalized in inventory, net	62	(24)	(10)	(24)
Total share-based compensation	$7,942	$9,827	$16,830	$18,147

As of April 30, 2013, total unrecognized share-based compensation expense was $67.3 million: (i) $0.1 million related to unvested stock options and expected to be recognized over a weighted-average period of 0.3 years, and (ii) $67.2 million related to unvested restricted stock units and expected to be recognized over a weighted-average period of 1.5 years.

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

•
Packet Networking — principally includes Ciena's 3000 family of service delivery switches and service aggregation switches, the 5000 series of service aggregation switches, and its Ethernet packet configuration for the 5410 Service Aggregation Switch. These products support the access and aggregation tiers of communications networks and have principally been deployed to support wireless backhaul infrastructures and business data services. Employing sophisticated, carrier-grade Ethernet switching technology, these products deliver quality of service capabilities, virtual local area networking and switching functions, and carrier-grade operations, administration, and maintenance features. This segment includes stand-alone broadband products that transition voice networks to support Internet-based (IP) telephony, video services and DSL. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations.

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

•
Software and Services — includes Ciena's network software suite, including the OneControl Unified Management System, an integrated network and service management software designed to automate and simplify network management, operation and service delivery. These software solutions can track individual services across multiple product suites, facilitating planned network maintenance, outage detection and identification of customers or services affected by network performance. This segment includes the ON-Center® Network & Service Management Suite, Ethernet Services Manger, Optical Suite Release and network level applications. This segment includes a broad range of consulting, network design and support services from Ciena's Network Transformation Solutions offering. This segment also includes installation and deployment, maintenance support and training activities. Except for revenue from the software portion of this segment, which is included in product revenue, revenue from this segment is included in services revenue on the Condensed Consolidated Statement of Operations.

Reportable segment asset information is not disclosed because it is not reviewed by the chief operating decision maker for purposes of evaluating performance and allocating resources.

Segment Revenue

The table below (in thousands) sets forth Ciena’s segment revenue for the respective periods:

	Quarter Ended April 30,		Six Months Ended April 30,
	2012	2013	2012	2013
Revenue:
Converged Packet Optical	$264,646	$294,325	$466,690	$534,285
Packet Networking	29,922	54,190	51,423	100,027
Optical Transport	84,384	57,371	192,040	114,968
Software and Services	98,665	101,826	184,149	211,525
Consolidated revenue	$477,617	$507,712	$894,302	$960,805

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
The table below (in thousands) sets forth Ciena’s segment profit (loss) and the reconciliation to consolidated net income (loss) during the respective periods:

	Quarter Ended April 30,		Six Months Ended April 30,
	2012	2013	2012	2013
Segment profit (loss):
Converged Packet Optical	$45,200	$57,528	$75,488	$104,646
Packet Networking	(3,114)	2,556	(7,402)	7,639
Optical Transport	29,150	21,413	63,181	42,000
Software and Services	21,306	27,229	39,367	61,111
Total segment profit	92,542	108,726	170,634	215,396
Less: non-performance operating expenses
Selling and marketing	62,517	74,475	126,928	141,063
General and administrative	26,670	30,883	56,334	59,091
Amortization of intangible assets	12,967	12,439	26,438	24,892
Restructuring costs	1,851	1,509	3,573	6,539
Add: other non-performance financial items
Interest expense and other income (loss), net	(14,033)	(14,108)	(28,490)	(24,977)
Loss on extinguishment of debt	—	—	—	(28,630)
Less: Provision for income taxes	2,284	2,391	4,304	4,607
Consolidated net loss	$(27,780)	$(27,079)	$(75,433)	$(74,403)

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

	Quarter Ended April 30,		Six Months Ended April 30,
	2012	2013	2012	2013
United States	$252,668	$287,572	$485,746	$551,807
International	224,949	220,140	408,556	408,998
Total	$477,617	$507,712	$894,302	$960,805

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

	October 31, 2012	April 30, 2013
United States	$64,653	$62,720
Canada	48,376	43,964
Other International	10,551	10,869
Total	$123,580	$117,553

For the periods below, customers accounting for at least 10% of Ciena’s revenue were as follows (in thousands):

	Quarter Ended April 30,		Six Months Ended April 30,
	2012	2013	2012	2013
Company A	$71,839	$101,531	$152,425	$173,210
Company B	56,671	57,293	90,827	105,356
Total	$128,510	$158,824	$243,252	$278,566
________________________________

The customers identified above purchased products and services from each of Ciena's operating segments.

(18)	COMMITMENTS AND CONTINGENCIES
Ontario Grant
Ciena was awarded a conditional grant from the Province of Ontario in June 2011. Under this strategic jobs investment fund grant, Ciena can receive up to an aggregate of C$25.0 million in funding for eligible costs relating to certain next-generation, coherent optical transport development initiatives over the period from November 1, 2010 to October 31, 2015. Ciena anticipates receiving disbursements, approximating C$5.0 million per fiscal year, over the period above. Amounts received under the grant are subject to recoupment in the event that Ciena fails to achieve certain minimum investment, employment and project milestones. As of April 30, 2013, Ciena has recorded a C$13.7 million benefit to date as a reduction in research and development expenses, of which C$2.8 million was recorded in the first six months of fiscal 2013. As of April 30, 2013, amounts receivable from this grant were C$2.8 million.

Foreign Tax Contingencies

Ciena has received assessment notices from the Mexican tax authorities asserting deficiencies in payments between 2001 and 2005 related primarily to income taxes and import taxes and duties. Ciena has filed judicial petitions appealing these assessments. As of October 31, 2012 and April 30, 2013, Ciena had accrued liabilities of $1.7 million and $2.0 million, respectively, related to these contingencies, which are reported as a component of other current accrued liabilities. As of April 30, 2013, Ciena estimates that it could be exposed to possible losses of up to $6.1 million, for which it has not accrued liabilities. Ciena has not accrued the additional income tax liabilities because it does not believe that such losses are probable. Ciena has not accrued the additional import taxes and duties because it does not believe the incurrence of such losses are probable. Ciena continues to evaluate the likelihood of probable and reasonably possible losses, if any, related to these assessments. As a result, future increases or decreases to accrued liabilities may be necessary and will be recorded in the period when such amounts are estimable and more likely than not (for income taxes) or probable (for non-income taxes).

In addition to the matters described above, Ciena is subject to various tax liabilities arising in the ordinary course of business. Ciena does not expect that the ultimate settlement of these liabilities will have a material effect on its results of operations, financial position or cash flows.

Litigation

On July 29, 2011, Cheetah Omni LLC filed a complaint in the United States District Court for the Eastern District of Texas against Ciena and several other defendants, alleging, among other things, that certain of the parties' products infringe upon multiple U.S. relating to certain reconfigurable optical add-drop multiplexer (ROADM) technologies. The complaint seeks injunctive relief and damages. On November 8, 2011, Ciena filed an answer and counterclaims to Cheetah Omni's amended complaint. A Markman hearing was held in February 2013 and, on April 11, 2013, the district court issued an opinion and order construing or electing not to construe the disputed claim terms of the patents-in-suit. On the same date, the district court denied defendants' motion for summary judgment of indefiniteness with respect to the claims of two patents. In March 2013, the plaintiff filed a motion for leave to amend its infringement contentions against Ciena to add additional infringing products, to which we filed an opposition. In May 2013, following the claim construction order, the plaintiff withdrew several claims on some of the patents but retained certain other claims on each of the remaining patents. The parties continue to engage in discovery. Trial is currently scheduled for March 2014. Ciena believes that it has valid defenses to the lawsuit and intends to continue to defend it vigorously.
On May 29, 2008, Graywire, LLC filed a complaint in the United States District Court for the Northern District of Georgia against Ciena and four other defendants, alleging, among other things, that certain of the parties' products infringe U.S. Patent 6,542,673 (the “'673 Patent”), relating to an identifier system and components for optical assemblies. The complaint seeks injunctive relief and damages. In July 2009, upon request of Ciena and certain other defendants, the U.S. Patent and Trademark

Office (“PTO”) granted the defendants' inter partes application for reexamination with respect to certain claims of the '673 Patent, and the district court granted the defendants' motion to stay the case pending reexamination of all of the patents-in-suit. In December 2010, the PTO confirmed the validity of some claims and rejected the validity of other claims of the '673 Patent, to which Ciena and other defendants filed an appeal. On March 16, 2012, the PTO on appeal rejected multiple claims of the '673 Patent, including the two claims on which Ciena is alleged to infringe. Subsequently, the plaintiff requested a reopening of the prosecution of the '673 Patent, which request was denied by the PTO on April 29, 2013. Thereafter, on May 28, 2013, the plaintiff filed an amendment with the PTO in which it canceled the claims of the '673 Patent on which Ciena is alleged to infringe. The case currently remains stayed, and there can be no assurance as to whether or when the stay will be lifted.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Some of the statements contained, or incorporated by reference, in this quarterly report discuss future events or expectations, contain projections of results of operations or financial condition, changes in the markets for our products and services, or state other “forward-looking” information. Ciena’s “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. You should be aware that these statements only reflect our current predictions and beliefs. These statements are subject to known and unknown risks, uncertainties and other factors, and actual events or results may differ materially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed throughout this report, particularly in Item 1A “Risk Factors” of Part II of this report below. For a more complete understanding of the risks associated with an investment in Ciena’s securities, you should review these risk factors and the rest of this quarterly report in combination with the more detailed description of our business and management’s discussion and analysis of financial condition in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on December 21, 2012. Ciena undertakes no obligation to revise or update any forward-looking statements.

Overview

We are a network specialist focused on networking solutions that enable converged, next-generation architectures, optimized to handle the broad array of high-bandwidth communications services relied upon by business and consumer end users. We provide equipment, software and services that support the transport, switching, aggregation, service delivery and management of voice, video and data traffic on communications networks.

Our Converged Packet Optical, Packet Networking, Optical Transport and Software products are used, individually or as part of an integrated solution, in communications networks operated by service providers, cable operators, governments, enterprises, research and education institutions and other network operators across the globe. Our products allow network operators to scale capacity, increase transmission speeds, allocate network traffic efficiently, and deliver services to end users. Our network solutions also include our integrated Ciena One software suite, which provides network management capabilities that unify our product portfolio and provide automation, programmability and management features that enable efficient service delivery. To complement our product portfolio, we offer a broad range of Network Transformation Solutions and support services that help our customers design, optimize, deploy, manage and maintain their networks. We believe that the close, collaborative partnership with customers enabled by our engagement model and solutions offering is an important component of our network specialist approach and a significant differentiator for us with customers.

Rapid proliferation and reliance upon communications services and devices, increased mobility and growth in cloud-based services have fundamentally affected the demands placed upon communications networks and how they are architected. Network operators face a challenging and rapidly changing environment that requires their networks to be robust enough to address increasing capacity needs and flexible enough to adapt quickly to emerging applications and evolving consumer and business use of communications services. At the same time, network operators are competing to distinguish their service offerings and add revenue-generating services, while managing the cost to implement and maintain their networks. To address these business, infrastructure and service delivery challenges, we offer a comprehensive, solutions-oriented portfolio that builds upon the principles of our OPn Architecture for next-generation networks. Our OPn Architecture, which underpins our solutions offering and guides our research and development strategy, is described more fully in "Market Opportunity and Strategy" below. Through this network approach, we seek to enable high-capacity, configurable infrastructures that can be managed and adapted by network-level applications, and to provide flexible interfaces for the integration of computing, storage and network resources. By increasing network flexibility for service delivery, reducing required network elements and enabling increased scale at reduced cost, our solutions enable converged, next-generation architectures and create business and operational value for our customers.

Our quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K filed with the SEC are available through the SEC's website at www.sec.gov or free of charge on our website as soon as reasonably practicable after we file these documents. We routinely post the reports above, recent news and announcements, financial results and other information about Ciena important to investors on the "Investors" page of our website at www.ciena.com. Investors are encouraged to review the “Investors” page of our website because, as with the other disclosure channels that we use, from time to time we may post material information on that site that is not otherwise disseminated by us.

Market Opportunity and Strategy

We believe that the shift that is underway in network architectures to next-generation, converged infrastructures represents significant, long-term opportunities for our business. We believe that market trends underlying this shift, including the proliferation of devices running mobile web applications, the prevalence of video applications, and the shift of enterprise and consumer applications to cloud-based or virtualized network environments, are indicative of increasing use and dependence by consumers and enterprises upon a growing variety of broadband applications and services. We expect that these services will continue to require network operators to invest in converged next-generation network infrastructures that are more automated, open and software programmable.
Our corporate strategy to capitalize on these market dynamics, promote operational efficiency and drive profitable growth of our business includes the following initiatives:
Promote our OPn Architecture for Next-Generation Networks. The services and applications running on communications networks require that more of the traffic on these networks be packet-oriented. The traditional approach to this problem has been to add IP routing capability at various points in the network. As capacity needs grow, this approach becomes unnecessarily complex and costly. We reduce the cost and complexity of growing networks with a programmable infrastructure that brings together the reliability and capacity of optical networking with the flexibility and economics of packet networking technologies. Combining these attributes with network level applications creates an approach we call our OPn Architecture. Our

OPn Architecture leverages the convergence of optical and packet networking to enable network scale, applies advanced control plane software for network programmability, and enables cloud-level applications to integrate and optimize network resources — along with computing and storage resources — in a virtualized environment. We intend to promote the scalability, programmability, flexibility and cost effectiveness advantages of our OPn Architecture, and we see opportunities in offering a portfolio of carrier-class solutions that facilitates the transition to converged, next-generation networks.

Alignment of Research and Development Investment with Growth Opportunities. We seek to ensure that our product development initiatives and investments are closely aligned with market growth opportunities and reflect the changing dynamics faced by network operators. We are investing in our OPn Architecture with current development efforts focused on expanding packet capabilities on our Packet Networking and Converged Packet Optical products for metro and service aggregation applications, optimizing our core network solutions for application in metro networks, and investing in new vectors for growth. Our research and development efforts seek to extend our WaveLogic coherent optical processor for 40G and 100G optical transport across our portfolio and to introduce 400G transmission products. We are also focused on enhancing our software applications, extending our OneConnect control plane across the 5400 and 6500 platform families, and developing network level applications that automate network functions and support new service introduction.

Evolve Go-to-Market Model. We seek to evolve our go-to-market sales model, both from a coverage and an engagement perspective.

Coverage. Our coverage model is focused on penetrating high-growth geographic markets, selling into key customer segments and addressing additional network applications with our solutions. We seek to enhance our brand internationally, expand our geographic reach and capture market share in international markets, including Brazil, the Middle East, Russia, Japan and India. We intend to pursue opportunities to diversify our customer base beyond our traditional customer base. We are expanding our sales efforts to: capture opportunities arising from enterprise migration to, and increased reliance upon, cloud-based services; build upon our reputation as a trusted network equipment supplier with government agencies and research and educational institutions; and target Internet content providers and other network operators emerging as a result of network modernization drivers and the adoption of new communication services. We seek to expand the application of our solutions, including in metro aggregation, submarine networks, and in support of cloud-based services, business Ethernet services and mobile backhaul. We intend to pursue selling initiatives and strategic channel opportunities, including relationships with key resellers. We also intend to pursue carrier-managed sales to end users through our service provider customers, in order to complement our direct sales force and penetrate more deeply our targeted geographic markets and customer segments.

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

Business optimization to yield operating leverage. We seek to improve the operational efficiencies in our business and gain additional operating leverage. We are focused on the transformation and redesign of certain business processes, systems, and resources. These initiatives include additional investments, re-engineering and automation of certain key business processes, including the engagement of strategic partners or resources to assist with select business functions. In addition, we are focused on optimizing our supply chain structure in order to increase efficiency, reduce overhead and reduce costs to produce our product solutions. These initiatives include the rationalization and consolidation of third party manufacturers, distribution facilities and logistics providers, direct order fulfillment of additional products, and the consideration of select vertical integration within our supply chain. We seek to leverage these opportunities to promote the profitable growth of our business.

Global Market Conditions and Competitive Landscape

Over the past few years, the sustained period of macroeconomic uncertainty and volatility in the global economy and in capital markets has caused a high degree of uncertainty and cautious customer behavior in our industry and markets. These conditions, most notably in Europe, have resulted in lower levels of capital expenditure on communications network infrastructure. Broad macroeconomic weakness has previously resulted in periods of decreased demand for our products and services and has adversely affected our results of operations. In fiscal 2012, for example, our market experienced a challenging environment that included declining growth rates in spending in the markets addressed by our packet-optical networking solutions. Notwithstanding these recent macroeconomic conditions, we believe that the market opportunity described above, together with the significant increase in multiservice traffic growth, is driving a shift in network priorities and spending toward high-capacity, next-generation network architectures. This shift gave rise to a steadily improving environment during the first half of fiscal 2013, particularly as reflected in the spending patterns and decisions of our largest North American service provider customers. Because the market opportunity and related dynamics described above are in their early stages, however, we remain uncertain as to their longer-term effect on the growth of our markets and business, as well as our results of operations.

We continue to encounter a highly competitive marketplace, particularly for our converged packet optical products, as we and our competitors have introduced new, high-capacity, high-speed network solutions and have aggressively sought to capture market share. In this competitive environment, securing new opportunities, particularly in international markets, often requires that we agree to less favorable initial pricing, commercial terms that can elongate the revenue recognition cycle, startup costs to operationalize our solutions in customer networks, financial commitments or performance bonds that place cash resources at risk, and other onerous contractual commitments that place a disproportionate allocation of risk upon the vendor. These terms can adversely affect our results of operations and contribute to fluctuations in our results.

Although we are beginning to see network operators adopt converged network architectures that align well with our OPn Architecture and solutions offering, particularly in North America, competition in our sector remains significant. We expect the competitive landscape to remain challenging and dynamic as we and other multinational equipment vendors introduce new, competing, next-generation platforms, seek adoption of network architectural approaches and compete to obtain new business or retain incumbent positions with large customers around the world. As networking technologies, features or layers converge, our competitive landscape may broaden beyond traditional competitors to include additional competitors focused on IP routing, information technology and software.

Operational Reorganization

To address the market and technological dynamics described above, including the growing need to transport, aggregate and manage multiple types of services, network operators are increasingly demanding and adopting solutions that enable the convergence of both network functions and network layers, particularly the integration of transport, OTN switching and packet switching capabilities. Our OPn Architecture, which underpins our solutions offering and guides our research and development strategy, and our continued development and addition of features to our solutions portfolio, are intended to address these market and networking design dynamics. Specifically, we continue to converge OTN switching functionality into our coherent optical transport solutions. At the same time, we are integrating more transport functionality and packet switching into our switching platforms. To address these changes in our markets and the convergence of certain solutions portfolios, during the first quarter of fiscal 2013, we reorganized our organizational structure and the management of our business into the following new operating segments: (i) Converged Packet Optical; (ii) Packet Networking; (iii) Optical Transport; and (iv) Software and Services. Notably, our Converged Packet Optical segment consists of our former Packet-Optical Switching segment with the addition of our 6500 Packet-Optical Platform. We have restated segment revenue and segment profit (loss) for fiscal 2012 presented in this Form 10-Q to reflect the new operating segments. See "Results of Operations — Operating Segments" below for additional details regarding our new operating segments effective for fiscal 2013 and the product families and platforms that make up these segments.

Convertible Debt Exchange Offer Transactions

On December 27, 2012, we issued $187.5 million in aggregate principal amount of new 4.0% Convertible Senior Notes due 2020 (the “2020 Notes”) in separate, private transactions with holders in exchange for $187.5 million in aggregate principal amount of our outstanding 4.0% Convertible Senior Notes due 2015 (the “2015 Notes”). Certain terms of the new 2020 Notes are the same as the 2015 Notes that they replaced, including the 4.0% annual cash interest rate and the conversion rate of 49.0557 shares of Ciena common stock per $1,000 in original principal amount, which is equal to an initial conversion price of $20.385 per share. Unlike the 2015 Notes, however, the principal amount of the 2020 Notes will accrete at a rate of 1.85% per year commencing December 27, 2012, compounding on a semi-annual basis. The accreted portion of the principal is payable in cash upon maturity but does not bear cash interest and is not convertible into additional Ciena common stock. Consequently, in the event the 2020 Notes are converted, the accreted liability will extinguish without payment. Accretion of principal is reflected as a non-cash component of interest expense during the term of the 2020 Notes. The 2020 Notes also provide us with the option, at our election, to convert the 2020 Notes in whole or in part, prior to maturity, into the underlying common stock, provided the trading price of our common stock exceeds $26.50 (or 130% of the then applicable conversion price) for the required measurement period. If we elect to convert the 2020 Notes on or before maturity, holders would receive a make-whole premium payable in Ciena common stock, or its cash equivalent, at our election. The 2020 Notes will mature on December 15, 2020. Following these private exchange offer transactions, $187.5 million in aggregate principal amount of the 2015 Notes remained outstanding with terms unchanged. We believe that the extension of maturity enabled by these exchange transactions has strengthened our balance sheet and provided enhanced financial flexibility. See Note 13 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for a summary of the 2020 Notes, and an explanation of the $28.6 million loss on the extinguishment of a portion of the 2015 Notes and the separate accounting for the debt and equity components of the 2020 Notes.

Financial Results

Revenue for the second quarter of fiscal 2013 was $507.7 million, representing a sequential increase of 12.1% from $453.1 million in the first quarter of fiscal 2013. Revenue-related details reflecting sequential changes from the first quarter of fiscal 2013 include:

•	Product revenue for the second quarter of fiscal 2013 increased by $60.2 million, primarily due to increases of $54.3 million in Converged Packet Optical and $8.4 million in Packet Networking.

•	Service revenue for the second quarter of fiscal 2013 decreased by $5.5 million.

•	Revenue from the United States for the second quarter of fiscal 2013 was $287.6 million, an increase from $264.2 million in the first quarter of fiscal 2013.

•	International revenue for the second quarter of fiscal 2013 was $220.1 million, an increase from $188.9 million in the first quarter of fiscal 2013.

•	As a percentage of revenue, international revenue was 43.4% during the second quarter of fiscal 2013, an increase from 41.7% during the first quarter of fiscal 2013.

•
For the second quarter of fiscal 2013, two customers each accounted for greater than 10% of revenue and represented 31.3% of total revenue. This compares to two customers that accounted for greater than 10% of revenue and represented 26.4% of total revenue in the first quarter of fiscal 2013.

Gross margin for the second quarter of fiscal 2013 was 41.3%, a decrease from 43.2% in the first quarter of fiscal 2013. Gross margin for the second quarter reflects a sequential shift in mix in our Converged Packet Optical segment, including decreased revenue from higher margin products, and high start up costs for early stage platform deployments in international markets. This compares to gross margin for the first quarter of fiscal 2013; which benefited from a particularly favorable mix of higher-margin packet platforms and software content.

Operating expense was $220.1 million for the second quarter of fiscal 2013, an increase from $201.4 million in the first quarter of fiscal 2013. Increased second quarter fiscal 2013 operating expense reflects increases of $11.7 million in research and development expense, $7.9 million in selling and marketing expense, and $2.7 million in general and administrative expense. These increases were primarily due to increased employee compensation expense, including variable incentive compensation resulting from our strong performance in the first half of fiscal 2013. As expected, increased research and development expense also reflects increased prototype costs relating to certain planned research and development activities, the timing of which moved from the first to the second fiscal quarter of 2013. These increases were partially offset by a $3.5 million reduction in restructuring costs. We expect operating expense for the second half of fiscal 2013 to increase from the level during the first half of fiscal 2013, in part due to increased variable compensation expense.

Reflecting the margin decrease and operating expense increase above, our loss from operations for the second quarter of fiscal 2013 was $10.6 million, compared to a $5.6 million loss from operations during the first quarter of fiscal 2013. Our net loss for the second quarter of fiscal 2013 was $27.1 million, or $0.27 per share. This compares to a net loss of $47.3 million or $0.47 per share, for the first quarter of fiscal 2013, which reflects a $28.6 million loss on the early extinguishment of debt.

In the second fiscal quarter of 2013, we generated cash from operations of $44.9 million, consisting of $29.6 million in cash provided by net losses adjusted for non-cash charges and $15.3 million provided by working capital. This compares with $45.7 million of cash used by operations during the first quarter of fiscal 2013, consisting of $32.5 million in cash provided by net losses adjusted for non-cash charges and $78.2 million used in working capital.

During the second quarter of fiscal 2013, we paid at maturity the remaining $216.2 million in aggregate principal amount outstanding on our 0.25% convertible senior notes. As a result, as of April 30, 2013, we had $356.5 million in cash and cash equivalents and $100.0 million of short-term investments in U.S. treasury securities. This compares to $585.5 million in cash and cash equivalents and $50.2 million of short-term investments in U.S. treasury securities at April 30, 2012 and $642.4 million in cash and cash equivalents and $50.1 million of short-term investments in U.S. treasury securities at October 31, 2012.
As of April 30, 2013, we had 4,546 employees, an increase from 4,481 at October 31, 2012 and an increase from 4,387 at April 30, 2012.

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

•
Packet Networking — principally includes Ciena's 3000 family of service delivery switches and service aggregation switches, the 5000 series of service aggregation switches, and its Ethernet packet configuration for the 5410 Service Aggregation Switch. These products support the access and aggregation tiers of communications networks and have principally been deployed to support wireless backhaul infrastructures and business data services. Employing sophisticated, carrier-grade Ethernet switching technology, these products deliver quality of service capabilities, virtual local area networking and switching functions, and carrier-grade operations, administration, and maintenance features. This segment also includes stand-alone broadband products that transition voice networks to support Internet-based (IP) telephony, video services and DSL. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations.

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

•
Software and Services — includes Ciena's network software suite, including the OneControl Unified Management System, an integrated network and service management software designed to automate and simplify network management, operation and service delivery. These software solutions can track individual services across multiple product suites, facilitating planned network maintenance, outage detection and identification of customers or services affected by network performance. This segment includes the ON-Center® Network & Service Management Suite, Ethernet Services Manger, Optical Suite Release and network level applications. This segment includes a broad range of consulting, network design and support services from Ciena's Network Transformation Solutions offering. This segment also includes installation and deployment, maintenance support and training activities. Except for revenue from the software portion of this segment, which is included in product revenue, revenue from this segment is included in services revenue on the Condensed Consolidated Statement of Operations.

Quarter ended April 30, 2012 compared to the quarter ended April 30, 2013
Revenue
The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Quarter Ended April 30,				Increase
	2012	%*	2013	%*	(decrease)	%**
Revenue:
Converged Packet Optical	$264,646	55.4	$294,325	57.9	$29,679	11.2
Packet Networking	29,922	6.3	54,190	10.7	24,268	81.1
Optical Transport	84,384	17.7	57,371	11.3	(27,013)	(32.0)
Software and Services	98,665	20.6	101,826	20.1	3,161	3.2
Consolidated revenue	$477,617	100.0	$507,712	100.0	$30,095	6.3
_____________________________
*    Denotes % of total revenue
**    Denotes % change from 2012 to 2013

•
Converged Packet Optical revenue increased reflecting a $28.4 million increase in sales of our 5430 reconfigurable switching system and a $10.4 million increase in sales of our 6500 Packet-Optical Platform, largely driven by service provider demand for high-capacity, optical transport for coherent 40G and 100G network infrastructures. In addition, sales for the OTN configuration for the 5410 Reconfigurable Switching System increased by $2.7 million. These increases were partially offset by a $11.8 million decrease in sales of our CoreDirector® Multiservice Optical Switches. The strong performance of this segment, particularly as compared to the expected annual revenue declines in Optical Transport segment revenue, reflects the preference of network operators to adopt next-generation architectures that enable the convergence of high-capacity, coherent optical transport with integrated OTN switching, packet switching and control plane functionality.

•
Packet Networking revenue increased reflecting a $24.0 million increase in sales of our 3000 and 5000 families of service delivery and aggregation switches to support wireless backhaul, Ethernet business services and residential broadband applications. Segment revenue benefited from the expansion of Ethernet business services by our North American service provider customers and sales of service delivery and aggregation products in support of their related network initiatives.

•
Optical Transport revenue decreased reflecting sales decreases of $13.0 million in our 4200 Advanced Services Platform, $8.0 million in stand-alone transport products, $3.4 million of 5100/5200 Advanced Services Platform, $1.5 million in our 6100 Multiservice Optical Platform and $1.1 million of CPL. Revenue for our Optical Transport segment, which currently consists principally of stand-alone WDM and SONET/SDH-based transport platforms, has experienced meaningful declines in annual revenue in recent years, reflecting network operators' transition toward next-generation network architectures as described above.

•
Software and Services revenue increased reflecting sales increases of $1.6 million in software, $1.0 million in maintenance and support services, and $0.6 million in installation and deployment services.

Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Quarter Ended April 30,				Increase
	2012	%*	2013	%*	(decrease)	%**
United States	$252,668	52.9	$287,572	56.6	$34,904	13.8
International	224,949	47.1	220,140	43.4	(4,809)	(2.1)
Total	$477,617	100.0	$507,712	100.0	$30,095	6.3
_____________________________________

*    Denotes % of total revenue
**    Denotes % change from 2012 to 2013

•
United States revenue reflects increases of $28.3 million in Packet Networking sales, $11.0 million in Converged Packet Optical sales and $1.3 million in Software and Services revenue. These increases were partially offset by a $5.7 million decrease in Optical Transport sales.

•
International revenue reflects decreases of $21.3 million in Optical Transport sales and $4.0 million in Packet Networking sales. These decreases were offset by increases of $18.7 million in Converged Packet Optical sales and $1.8 million in Software and Services revenue.

A sizable portion of our revenue continues to come from sales to a small number of service providers. As a result, our financial results are significantly affected by and can fluctuate depending upon spending levels and the business opportunities and challenges encountered by our service provider customers. Some of our customers have indicated a procurement strategy to reduce the number of vendors from which they purchase equipment, which could further affect our concentration of revenue where we participate in these efforts. For the second quarter of fiscal 2013, two customers accounted for greater than 10% of revenue and represented 31.3% of total revenue. This compares to two customers that accounted for 26.9% of total revenue in the second quarter of fiscal 2012.

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
The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Quarter Ended April 30,				Increase
	2012	%*	2013	%*	(decrease)	%**
Total revenue	$477,617	100.0	$507,712	100.0	$30,095	6.3
Total cost of goods sold	294,676	61.7	298,199	58.7	3,523	1.2
Gross profit	$182,941	38.3	$209,513	41.3	$26,572	14.5
_____________________________________
*    Denotes % of total revenue

**    Denotes % change from 2012 to 2013

	Quarter Ended April 30,				Increase
	2012	%*	2013	%*	(decrease)	%**
Product revenue	$384,726	100.0	$413,217	100.0	$28,491	7.4
Product cost of goods sold	234,372	60.9	239,441	57.9	5,069	2.2
Product gross profit	$150,354	39.1	$173,776	42.1	$23,422	15.6
_____________________________________
*    Denotes % of product revenue
**    Denotes % change from 2012 to 2013

	Quarter Ended April 30,				Increase
	2012	%*	2013	%*	(decrease)	%**
Service revenue	$92,891	100.0	$94,495	100.0	$1,604	1.7
Service cost of goods sold	60,304	64.9	58,758	62.2	(1,546)	(2.6)
Service gross profit	$32,587	35.1	$35,737	37.8	$3,150	9.7
_____________________________________
*    Denotes % of services revenue
**    Denotes % change from 2012 to 2013

•	Gross profit as a percentage of revenue increased as a result of the factors described below.

•
Gross profit on products as a percentage of product revenue increased primarily due to improved mix of higher-margin packet platforms with software content, including within our Packet Networking and Converged Packet Optical segments, higher sales of integrated network service management software, lower warranty costs, and greater leverage from efforts to streamline and optimize our supply chain activities.

•	Gross profit on services as a percentage of services revenue increased primarily due to improved margins on installation and deployment services revenue due to improved operational efficiencies.
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

The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Quarter Ended April 30,				Increase
	2012	%*	2013	%*	(decrease)	%**
Research and development	$90,399	18.9	$100,787	19.9	$10,388	11.5
Selling and marketing	62,517	13.1	74,475	14.6	11,958	19.1
General and administrative	26,670	5.6	30,883	6.1	4,213	15.8
Amortization of intangible assets	12,967	2.7	12,439	2.4	(528)	(4.1)
Restructuring costs	1,851	0.4	1,509	0.3	(342)	(18.5)
Total operating expenses	$194,404	40.7	$220,093	43.3	$25,689	13.2
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2012 to 2013

•
Research and development expense benefited from $1.6 million as a result of foreign exchange rates, primarily due to strengthening of the U.S. dollar in relation to the Canadian dollar. The $10.4 million increase consisted of a $5.6 million increase in prototypes, a $4.9 million increase in employee compensation and related costs, and a $1.9 million increase in facilities and information systems expense. These increases were partially offset by a $2.2 million decrease in professional services. Our prioritization of expense reflects the research and development strategy described above and our focused transition from traditional optical transport platforms toward converged packet networking platforms that promote our OPn Architecture vision.

•
Selling and marketing expense increased by $12.0 million, primarily reflecting increases of $7.7 million in employee compensation and related costs, $2.2 million in facilities and information systems expense, $1.1 million in travel and related expense and $1.1 million in trade show and demonstration equipment expense.

•	General and administrative expense increased by $4.2 million reflecting an increase in employee compensation and related costs.

•	Amortization of intangible assets decreased slightly due to certain intangible assets having reached the end of their economic lives.

•
Restructuring costs primarily reflect certain severance and related expense associated with headcount reductions and initiatives to improve efficiency. In an effort to manage operating expense and execute on our strategy to drive additional operating leverage from our business, we have undertaken a number of restructuring activities intended to better align our workforce and operating costs with market opportunities and product development strategies. During the second quarter of fiscal 2013, we reorganized certain supply chain and administrative activities primarily in the APAC region. Restructuring costs for the second quarter of fiscal 2013 also reflect costs associated with the initiative previously announced in the first quarter of fiscal 2013 to consolidate and reallocate certain engineering resources. As we look to manage operating expense and drive further efficiency and leverage from our operations, we will continue to assess allocation of headcount, facilities and other resources to ensure that they are optimized toward key growth opportunities.

Other items
The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Quarter Ended April 30,				Increase
	2012	%*	2013	%*	(decrease)	%**
Interest and other income (loss), net	$(4,387)	(0.9)	$(2,716)	(0.5)	$1,671	(38.1)
Interest expense	$9,646	2.0	$11,392	2.2	$1,746	18.1
Provision for income taxes	$2,284	0.5	$2,391	0.5	$107	4.7
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2012 to 2013

•
Interest and other income (loss), net increased, reflecting a $3.9 million non-cash gain related to the change in fair value of the embedded redemption feature associated with our 2015 Notes. This was partially offset by a $2.2 million loss in foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency.

•
Interest expense increased reflecting increases of $1.0 million relating to our convertible note exchange transactions during the first quarter of fiscal 2013 as described in Note 13 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report, and $0.7 million in expense relating to our asset-backed loan facility entered into during the fourth quarter of fiscal 2012.

•	Provision for income taxes remained relatively unchanged.

Six months ended April 30, 2012 compared to the six months ended April 30, 2013
Revenue
The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Six Months Ended April 30,				Increase
	2012	%*	2013	%*	(decrease)	%**
Revenue:
Converged Packet Optical	$466,690	52.2	$534,285	55.6	$67,595	14.5
Packet Networking	51,423	5.8	100,027	10.4	48,604	94.5
Optical Transport	192,040	21.5	114,968	12.0	(77,072)	(40.1)
Software and Services	184,149	20.5	211,525	22.0	27,376	14.9
Consolidated revenue	$894,302	100.0	$960,805	100.0	$66,503	7.4
_____________________________
*    Denotes % of total revenue
**    Denotes % change from 2012 to 2013

•
Converged Packet Optical revenue increased reflecting a $57.7 million increase in sales of our 6500 Packet-Optical Platform, largely driven by service provider demand for high-capacity, optical transport for coherent 40G and 100G network infrastructures. In addition, sales of our 5430 reconfigurable switching system and the OTN configuration for the 5410 Reconfigurable Switching System increased by $33.9 million and $7.9 million respectively. These increases were partially offset by a $31.9 million decrease in sales of our CoreDirector® Multiservice Optical Switches. The strong performance of this segment, particularly as compared to the expected annual revenue declines in Optical Transport segment revenue, reflects the preference of network operators to adopt next-generation architectures that enable the convergence of high-capacity, coherent optical transport with integrated OTN switching and control plane functionality.

•
Packet Networking revenue increased reflecting increases of $42.0 million in sales of our 3000 and 5000 families of service delivery and aggregation switches and a $7.0 million increase in sales of our 5410 Service Aggregation Switch to support wireless backhaul, Ethernet business services and residential broadband applications. Segment revenue benefited from the expansion of Ethernet business services by our North American service provider customers and sales of service delivery and aggregation products in support of their related network initiatives.

•
Optical Transport revenue decreased reflecting sales decreases of $30.7 million in our 4200 Advanced Services Platform, $20.0 million in stand-alone transport products, $15.9 million of 5100/5200 Advanced Services Platform, $6.0 million of CPL and $4.5 million in our 6100 Multiservice Optical Platform. Revenue for our Optical Transport segment, which currently consists principally of stand-alone WDM and SONET/SDH-based transport platforms, has experienced meaningful declines in annual revenue in recent years, reflecting network operators' transition toward next-generation network architectures as described above.

•
Software and Services revenue increased reflecting increases of $11.0 million in installation and deployment, $8.8 million in software sales, $4.5 million in network transformation consulting and $3.1 million in maintenance and support services revenue.

Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Six Months Ended April 30,				Increase
	2012	%*	2013	%*	(decrease)	%**
United States	$485,746	54.3	$551,807	57.4	$66,061	13.6
International	408,556	45.7	408,998	42.6	442	0.1
Total	$894,302	100.0	$960,805	100.0	$66,503	7.4
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2012 to 2013

•
United States revenue reflects increases of $50.9 million in Packet Networking sales, $20.8 million in Converged Packet Optical sales and $12.9 million in Software and Services revenue. These increases were partially offset by an $18.5 million decrease in Optical Transport sales.

•
International revenue reflects increases of $46.8 million in Converged Packet Optical sales and $14.5 million in Software and Services revenue. These increases were offset by a $58.6 million decrease in Optical Transport sales and a $2.3 million decrease in Packet Networking sales.

Cost of Goods Sold and Gross Profit

The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Six Months Ended April 30,				Increase
	2012	%*	2013	%*	(decrease)	%**
Total revenue	$894,302	100.0	$960,805	100.0	$66,503	7.4
Total cost of goods sold	543,605	60.8	555,497	57.8	11,892	2.2
Gross profit	$350,697	39.2	$405,308	42.2	$54,611	15.6
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2012 to 2013

	Six Months Ended April 30,				Increase
	2012	%*	2013	%*	(decrease)	%**
Product revenue	$718,399	100.0	$766,274	100.0	$47,875	6.7
Product cost of goods sold	432,124	60.2	435,962	56.9	3,838	0.9
Product gross profit	$286,275	39.8	$330,312	43.1	$44,037	15.4
_____________________________________
*    Denotes % of product revenue
**    Denotes % change from 2012 to 2013

	Six Months Ended April 30,				Increase
	2012	%*	2013	%*	(decrease)	%**
Service revenue	$175,903	100.0	$194,531	100.0	$18,628	10.6
Service cost of goods sold	111,481	63.4	119,535	61.4	8,054	7.2
Service gross profit	$64,422	36.6	$74,996	38.6	$10,574	16.4
_____________________________________
*    Denotes % of services revenue

**    Denotes % change from 2012 to 2013

•	Gross profit as a percentage of revenue increased as a result of the factors described below.

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

•
Gross profit on services as a percentage of services revenue increased primarily due to improved margins on installation and deployment services due to improved operational efficiencies, and increased consulting service revenue, from our Network Transformation Solutions offering.

Operating Expense
The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Six Months Ended April 30,				Increase
	2012	%*	2013	%*	(decrease)	%**
Research and development	$180,063	20.1	$189,912	19.8	$9,849	5.5
Selling and marketing	126,928	14.2	141,063	14.7	14,135	11.1
General and administrative	56,334	6.3	59,091	6.2	2,757	4.9
Amortization of intangible assets	26,438	3.0	24,892	2.6	(1,546)	(5.8)
Restructuring costs	3,573	0.4	6,539	0.7	2,966	83.0
Total operating expenses	$393,336	44.0	$421,497	44.0	$28,161	7.2
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2012 to 2013

•
Research and development expense increased $9.8 million primarily reflecting increases of $6.7 million in prototype expense, $5.2 million in employee compensation and related costs and $3.0 million in facilities and information systems expense. These increases were partially offset by a $5.3 million decrease in professional services.

•
Selling and marketing expense increased $14.1 million primarily reflecting increases of $5.7 million in employee compensation and related costs, $3.9 million in facilities and information systems expense, $2.6 million of travel and related costs and $1.1 million in trade show and demonstration equipment expense.

•	General and administrative expense increased by $2.8 million in employee compensation and related costs.

•	Amortization of intangible assets decreased slightly due to certain intangible assets having reached the end of their economic lives.

•
Restructuring costs primarily reflect certain severance and related expense associated with headcount reductions and initiatives to improve efficiency. During the first quarter of fiscal 2013, we announced an initiative to achieve greater research and engineering efficiencies by consolidating and reallocating certain engineering resources to ensure alignment with development priorities. These activities resulted in a headcount reduction affecting approximately 85 employees, principally in our global products group in North America. We believe these actions will facilitate synergies across our engineering teams and further clarify the mandate of each our remaining research and development centers. In addition, we implemented a headcount reduction of a small number of sales and services resources in EMEA in order to free up investment capacity and reallocate global resources to better support our evolving go-to-market sales coverage model described above. In the second quarter of fiscal 2013, we reorganized certain supply chain and administrative activities primarily in the APAC region. During fiscal 2013, we have incurred approximately $6.5 million in restructuring costs, including expense related to the actions above. As we look to manage operating expense and drive further efficiency and leverage from our operations, we will continue to assess allocation of headcount, facilities and other resources to ensure that they are optimized toward key growth opportunities.

Other items
The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Six Months Ended April 30,				Increase
	2012	%*	2013	%*	(decrease)	%**
Interest and other income (loss), net	$(9,274)	(1.0)	$(2,853)	(0.3)	$6,421	(69.2)
Interest expense	$19,216	2.1	$22,124	2.3	$2,908	15.1
Loss on extinguishment of debt	$—	0.0	$28,630	3.0	$28,630	—
Provision for income taxes	$4,304	0.5	$4,607	0.5	$303	7.0
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2012 to 2013

•
Interest and other income (loss), net increased reflecting a $5.2 million non-cash gain related to the change in fair value of the embedded redemption feature associated with our 2015 Notes. Interest and other income (loss), net also benefited from a $1.0 million improvement in foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency.

•
Interest expense increased reflecting increases of $1.6 million relating to our convertible note exchange transactions during the first quarter of fiscal 2013 as described in Note 13 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report, and $1.3 million in expense relating to our asset backed loan facility entered into during the fourth quarter of fiscal 2012.

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

•	Provision for income taxes remained relatively unchanged.

Segment Profit (Loss)

The table below (in thousands, except percentage data) sets forth the changes in our segment profit (loss) for the respective periods:

	Quarter Ended April 30,
	2012	2013	Increase (decrease)	%*
Segment profit (loss):
Converged Packet Optical	$45,200	$57,528	$12,328	27.3
Packet Networking	$(3,114)	$2,556	$5,670	n/a
Optical Transport	$29,150	$21,413	$(7,737)	(26.5)
Software and Services	$21,306	$27,229	$5,923	27.8
_____________________________________
*    Denotes % change from 2012 to 2013

•	Converged Packet Optical segment profit increased primarily due to increased sales volume and improved gross margin partially offset by increased research and development costs.

•	Packet Networking segment profit improvement was primarily due to increased sales volume and improved gross margin, partially offset by increased research and development costs.

•	Optical Transport segment profit decreased primarily due to reduced sales volume, partially offset by improved gross margin and lower research and development costs.

•	Software and Services segment profit increased primarily due to increased sales volume and improved gross margin.

	Six Months Ended April 30,
	2012	2013	Increase (decrease)	%*
Segment profit (loss):
Converged Packet Optical	$75,488	$104,646	$29,158	38.6
Packet Networking	$(7,402)	$7,639	$15,041	n/a
Optical Transport	$63,181	$42,000	$(21,181)	(33.5)
Software and Services	$39,367	$61,111	$21,744	55.2
_____________________________________
*    Denotes % change from 2012 to 2013

•	Converged Packet Optical segment profit increased primarily due to increased sales volume and improved gross margin, partially offset by increased research and development costs.

•	Packet Networking segment profit improvement was due to increased sales volume and improved gross margin, partially offset by increased research and development costs.

•	Optical Transport segment profit decreased primarily due to reduced sales volume, partially offset by improved gross margin and lower research and development costs.

•	Software and Services segment profit increased primarily due to increased sales volume and improved gross margin.

Liquidity and Capital Resources
At April 30, 2013, our principal sources of liquidity were cash and cash equivalents and short-term investments in marketable debt securities, representing U.S. treasuries. The following table summarizes our cash and cash equivalents and short-term and long-term investments (in thousands):

	October 31, 2012	April 30, 2013	Increase (decrease)
Cash and cash equivalents	$642,444	$356,498	$(285,946)
Short-term investments in marketable debt securities	50,057	99,973	49,916
Total cash and cash equivalents and investments in marketable debt securities	$692,501	$456,471	$(236,030)

The change in total cash and cash equivalents and investments in marketable debt securities during the first six months of fiscal 2013 was primarily related to the following:

•	$0.9 million cash used from operations, consisting of $62.0 million provided by net losses (adjusted for non-cash charges) and $62.9 million used in working capital;

•
$21.5 million used for purchases of equipment, furniture, fixtures and intellectual property, partially offset by $1.7 million transferred from restricted cash due to a decrease in the amount of collateral required to support our standby letters of credit;

•	$216.2 million used to pay our 0.25% convertible senior notes at maturity;

•	$3.7 million used for transaction costs for the private exchange offers relating to our 2015 Notes completed during the first quarter of fiscal 2013 as described in "Overview" above;

•	$1.4 million used relating to payment of capital lease obligations; and

•	$6.0 million from stock issuances under our employee stock purchase plan.

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
The following sections set forth the components of our $0.9 million of cash used by operating activities during the first six months of fiscal 2013:
Net loss (adjusted for non-cash charges)
The following table sets forth (in thousands) our net loss (adjusted for non-cash charges) during the period:

Six months ended
April 30, 2013
Net loss	$(74,403)
Adjustments for non-cash charges:
Loss on extinguishment of debt	28,630
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	28,857
Share-based compensation costs	18,147
Amortization of intangible assets	35,661
Provision for inventory excess and obsolescence	9,027
Provision for warranty	11,060
Other	5,068
Net losses (adjusted for non-cash charges)	$62,047

Working Capital

Accounts Receivable, Net

The accounts receivable increase during the first six months of fiscal 2013, net of $1.0 million in provision for doubtful accounts, was $76.5 million. This increase was primarily due to increased revenues. Our days sales outstanding (DSOs) remained relatively unchanged from 80 days for the first six months of fiscal 2012 to 79 days for the first six months of fiscal 2013.

The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts, from the end of fiscal 2012 through the end of the second quarter of fiscal 2013:

	October 31, 2012	April 30, 2013	Increase (decrease)
Accounts receivable, net	$345,496	$421,014	$75,518

Inventory

Cash generated by inventory during the first six months of fiscal 2013 was $3.0 million. Our inventory turns remained relatively unchanged from 3.6 turns during the first six months of fiscal 2012 to 3.5 turns during the first six months of fiscal 2013. During the first six months of fiscal 2013 the net change in inventory was $12.0 million which reflects a $9.0 million non-cash provision taken for excess and obsolescence. The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2012 through the end of the second quarter of fiscal 2013:

	October 31, 2012	April 30, 2013	Increase (decrease)
Raw materials	$39,678	$49,933	$10,255
Work-in-process	10,736	9,749	(987)
Finished goods	178,210	145,051	(33,159)
Deferred cost of goods sold	71,484	84,159	12,675
Gross inventory	300,108	288,892	(11,216)
Provision for inventory excess and obsolescence	(40,010)	(40,796)	(786)
Inventory	$260,098	$248,096	$(12,002)

Prepaid expense and other

The increase in prepaid expense and other during the first six months of fiscal 2013 was $34.0 million and primarily related to increases in prepaid value added tax, maintenance spares, product demonstration units and deferred deployment expense.

Accounts payable, accruals and other obligations

Cash generated by accounts payable, accruals and other obligations during the first six months of fiscal 2013 was $24.8 million. Changes in accrued liabilities reflect a $11.1 million non-cash provision related to warranties. Changes in accounts payable reflect a decrease of $2.2 million for investing activities related to equipment purchases.

The following table sets forth (in thousands) changes in our accounts payable, accruals and other obligations from the end of fiscal 2012 through the end of the second quarter of fiscal 2013:

	October 31, 2012	April 30, 2013	Increase (decrease)
Accounts payable	$179,704	$198,820	$19,116
Accrued liabilities	209,540	222,783	13,243
Other long-term obligations	31,779	32,989	1,210
Accounts payable, accruals and other obligations	$421,023	$454,592	$33,569

Interest Paid on Convertible Notes and Credit Facility

The final interest payment due on our 0.25% convertible senior notes was paid on May 1, 2013. We paid $0.3 million of interest on these convertible notes during the first six months of fiscal 2013. The remaining principal amount outstanding on these notes was paid at maturity during the second quarter of fiscal 2013 and these notes are no longer outstanding.

Interest on our outstanding 4.0% convertible senior notes, due March 15, 2015, is payable on March 15 and September 15 of each year. Upon completion of the debt exchange described above, we paid $2.1 million in accrued interest on these notes with respect to the portion exchanged. We paid $3.8 million of interest on these convertible notes during the first six months of fiscal 2013.

Interest on our outstanding 0.875% convertible senior notes, due June 15, 2017, is payable on June 15 and December 15 of each year. We paid $2.2 million in interest on these convertible notes during the first six months of fiscal 2013.

Interest on our outstanding 3.75% convertible senior notes, due October 15, 2018, is payable on April 15 and October 15 of each year. We paid $6.6 million in interest on these convertible notes during the first six months of fiscal 2013.

Interest on our outstanding 4.0% convertible senior notes, due December 15, 2020, is payable on June 15 and December 15 of each year.

During the fourth quarter of fiscal 2012, Ciena utilized the Credit Facility to collateralize certain standby letters of credit. We paid $0.8 million in commitment fees, interest expense and other administrative charges relating to the Credit Facility during the first six months of fiscal 2013.

Deferred revenue

Deferred revenue increased by $19.8 million during the first six months of fiscal 2013. Product deferred revenue represents payments received in advance of shipment and payments received in advance of our ability to recognize revenue. Services deferred revenue is related to payment for service contracts that will be recognized over the contract term. The following table reflects (in thousands) the balance of deferred revenue and the change in this balance from the end of fiscal 2012 through the first six months of fiscal 2013:

	October 31, 2012	April 30, 2013	Increase (decrease)
Products	$29,279	$38,659	$9,380
Services	77,797	88,216	10,419
Total deferred revenue	$107,076	$126,875	$19,799

Asset-Backed Credit Facility
During fiscal 2012, Ciena entered into a $150.0 million senior secured asset-based revolving credit facility (the “Credit Facility”). The Credit Facility matures on August 13, 2015, provided that it will mature early on December 15, 2014, if any of Ciena's 4.0% senior convertible notes due March 15, 2015 are then outstanding. Ciena principally expects to use the Credit Facility to support the issuance of letters of credit that arise in the ordinary course of its business and thereby to reduce its use of cash required to collateralize these instruments. As of April 30, 2013, letters of credit totaling $48.1 million were collateralized by the Credit Facility. There were no borrowings outstanding under the Credit Facility as of April 30, 2013.

Contractual Obligations

During the first quarter of fiscal 2013, we completed the debt exchange transactions described above and issued new 4.0% convertible senior notes, due December 15, 2020. The following is a summary of our future minimum payments under contractual obligations as of April 30, 2013 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Principal due at maturity on convertible notes (1)	$1,254,627	$—	$187,500	$500,000	$567,127
Interest due on convertible notes	166,619	32,243	57,500	47,813	29,063
Operating leases (2)	130,119	31,041	43,487	12,806	42,785
Purchase obligations (3)	107,066	107,066	—	—	—
Capital leases	6,495	3,529	2,966	—	—
Other obligations	1,882	955	927	—	—
Total (4)	$1,666,808	$174,834	$292,380	$560,619	$638,975
_____________________________________

(1)	Includes the accretion of the principal amount on the 2020 Notes payable at maturity at a rate of 1.85% per year compounded semi-annually, commencing December 27, 2012.

(2)	Does not include variable insurance, taxes, maintenance and other costs required by the applicable operating lease. These costs are not expected to have a material future impact.

(3)
Purchase obligations relate to purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of the amount reported above relates to firm, non-cancelable and unconditional obligations.

(4)
As of April 30, 2013, we also had approximately $12.3 million of other long-term obligations in our Condensed Consolidated Balance Sheet for unrecognized tax positions that are not included in this table because the timing or amount of any cash settlement with the respective tax authority cannot be reasonably estimated.

Some of our commercial commitments, including some of the future minimum payments in operating leases set forth above and certain commitments to customers, are secured by standby letters of credit collateralized under our Credit Facility or restricted cash. Restricted cash balances are included in other current assets or other long-term assets depending upon the duration of the underlying letter of credit obligation. The following is a summary, as of April 30, 2013, of our commitments secured by standby letters of credit by expiration date (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Standby letters of credit	$50,805	$42,161	$6,375	$1,950	$319

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

Our total deferred revenue for products was $29.3 million and $38.7 million as of October 31, 2012 and April 30, 2013, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $77.8 million and $88.2 million as of October 31, 2012 and April 30, 2013, respectively.

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

Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measure of estimated fair value of our share-based compensation. See Note 16 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of April 30, 2013, total unrecognized compensation expense was $67.3 million: (i) $0.1 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 0.3 years; and (ii) $67.2 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.5 years.

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
For fiscal 2013, the Compensation Committee has approved an annual cash incentive arrangement generally applicable to full-time employees excluding commissioned salespersons, with the aggregate amount of any awards payable dependent upon the achievement of certain financial and operational goals for fiscal 2013. Given that the awards are generally contingent upon achieving annual objectives, the payment of cash incentive awards is not expected to be made until after fiscal year-end results are finalized. As a result, the expense that we accrue for incentive compensation in any interim period in fiscal 2013 is based upon estimates of expected financial results for the year and expected performance against relevant operating objectives. Because assessing actual performance against many of these objectives cannot generally occur until at or near fiscal year-end, determining the amount of expense that we incur in our interim financial statements for incentive compensation involves management judgment. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are higher or lower than expected. We incurred an aggregate of $20.4 million of expense in the first six months of fiscal 2013 associated with our cash incentive bonus plan for fiscal 2013.
Reserve for Inventory Obsolescence

We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. Upon recognition of the write down, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In an effort to limit our exposure to delivery delays and to satisfy customer needs we purchase inventory based on forecasted sales across our product lines. In addition, part of our research and development strategy is to promote the convergence of similar features and functionalities across our product lines. Each of these practices exposes us to the risk that our customers will not order products for which we have forecasted sales, or will purchase less than we have forecasted. Historically, we have experienced write downs due to changes in our strategic direction, discontinuance of a product and declines in market conditions. We recorded charges for excess and obsolete inventory of $14.0 million and $9.0 million in the first six months of fiscal 2012 and 2013, respectively. The charges in fiscal 2013 primarily related to engineering design changes and the discontinuance of certain parts and components used in the manufacture of our Optical Transport and Converged Packet Optical products. Our inventory net of allowance for excess and obsolescence was $260.1 million and $248.1 million as of October 31, 2012 and April 30, 2013, respectively.

Allowance for Doubtful Accounts Receivable

Our allowance for doubtful accounts receivable is based on management's assessment, on a specific identification basis, of the collectibility of customer accounts. We perform ongoing credit evaluations of our customers and generally have not required collateral or other forms of security from customers. In determining the appropriate balance for our allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectibility. In doing so, we consider creditworthiness, payment history, account activity and communication with such customer. If a customer's financial condition changes, or if actual defaults are higher than our historical experience, we may be required to take a charge for an allowance for doubtful accounts receivable which could have an adverse impact on our results of operations. Our accounts receivable, net of allowance for doubtful accounts, was $345.5 million and $421.0 million as of October 31, 2012 and April 30, 2013, respectively. Our allowance for doubtful accounts was $1.5 million and $1.6 million as of October 31, 2012 and April 30, 2013, respectively.

Long-lived Assets

Our long-lived assets include: equipment, furniture and fixtures, finite-lived intangible assets and maintenance spares. As of October 31, 2012 and April 30, 2013 these assets totaled $438.3 million and $403.6 million, net, respectively. We test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets' carrying amount is not recoverable from its undiscounted cash flows. Our long-lived assets are assigned to asset groups which represents the lowest level for which we identify cash flows.

Deferred Tax Valuation Allowance

As of April 30, 2013, we have recorded a valuation allowance offsetting nearly all our net deferred tax assets of $1.5 billion. When measuring the need for a valuation allowance, we assess both positive and negative evidence regarding the realizability of these deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as our operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, our cumulative loss during this three-year period represents sufficient negative evidence regarding the need for nearly a full valuation allowance. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income or as an adjustment to paid-in capital, based on tax ordering requirements.

Warranty

Our liability for product warranties, included in other accrued liabilities, was $55.1 million and $54.7 million as of October 31, 2012 and April 30, 2013, respectively. Our products are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties was $16.6 million and $11.1 million for the first six months of fiscal 2012 and 2013, respectively.

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

Foreign Currency Exchange Risk. As a global concern, our business and results of operations are exposed to movements in foreign currency exchange rates. Due to our global presence, some of our revenue is non-U.S. dollar denominated with Canadian Dollars and Euros being our most significant foreign currency revenue streams. If the U.S. dollar strengthens against these currencies, our revenues reported in U.S. dollars would decline. For our U.S. dollar denominated sales, an increase in the value of the U.S. dollar would increase the real cost to our customers of our products in markets outside the United States, which could impact our competitive position.
With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in Canadian Dollars, British Pounds, Euros and Indian Rupees. During the first six months of fiscal 2013, approximately 48.4% of our operating expense was non-U.S. dollar denominated. If these currencies strengthen, costs reported in U.S. dollars will increase. During the first six months of fiscal 2013, research and development expense benefited from approximately $0.5 million, net of hedging, due to the strengthening of the U.S. dollar in relation to the Canadian Dollar in comparison to the first six months of fiscal 2012. Selling and marketing expense benefited from $0.6 million due to foreign exchange rates, primarily due to the strengthening of the U.S. dollar in relation to the Euro and the Indian Rupee, in comparison to the first six months of fiscal 2012.
From time to time, Ciena uses foreign currency forward contracts to reduce variability in certain forecasted non U.S.-dollar denominated cash flows. Generally, these derivatives have maturities of twelve months or less and are designated as cash flow hedges. At the inception of the cash flow hedge, and on an ongoing basis, Ciena assesses whether the forward contract has been effective in offsetting changes in cash flows attributable to the hedged risk during the hedging period. The effective portion of the derivative's net gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon the occurrence of the forecasted transaction, is subsequently reclassified to the line item in the Condensed Consolidated Statement of Operations to which the hedged transaction relates. Any net gain or loss associated with the ineffectiveness of the hedging instrument is reported in interest and other income, net. From time to time Ciena may also use foreign currency forwards to hedge certain balance sheet exposures. These forwards are not designated as hedges for accounting purposes and any net gain or loss associated with these derivatives is reported in interest and other income, net. See Note 12 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On July 29, 2011, Cheetah Omni LLC filed a complaint in the United States District Court for the Eastern District of Texas against Ciena and several other defendants, alleging, among other things, that certain of the parties' products infringe upon multiple U.S. relating to certain reconfigurable optical add-drop multiplexer (ROADM) technologies. The complaint seeks injunctive relief and damages. On November 8, 2011, Ciena filed an answer and counterclaims to Cheetah Omni's amended complaint. A Markman hearing was held in February 2013 and, on April 11, 2013, the district court issued an opinion and order construing or electing not to construe the disputed claim terms of the patents-in-suit. On the same date, the district court denied defendants' motion for summary judgment of indefiniteness with respect to the claims of two patents. In March 2013, the plaintiff filed a motion for leave to amend its infringement contentions against Ciena to add additional infringing products, to which we filed an opposition. In May 2013, following the claim construction order, the plaintiff withdrew several claims on some of the patents but retained certain other claims on each of the remaining patents. The parties continue to engage in discovery. Trial is currently scheduled for March 2014. Ciena believes that it has valid defenses to the lawsuit and intends to continue to defend it vigorously.
On May 29, 2008, Graywire, LLC filed a complaint in the United States District Court for the Northern District of Georgia against Ciena and four other defendants, alleging, among other things, that certain of the parties' products infringe U.S. Patent 6,542,673 (the “'673 Patent”), relating to an identifier system and components for optical assemblies. The complaint seeks injunctive relief and damages. In July 2009, upon request of Ciena and certain other defendants, the U.S. Patent and Trademark Office (“PTO”) granted the defendants' inter partes application for reexamination with respect to certain claims of the '673 Patent, and the district court granted the defendants' motion to stay the case pending reexamination of all of the patents-in-suit. In December 2010, the PTO confirmed the validity of some claims and rejected the validity of other claims of the '673 Patent, to which Ciena and other defendants filed an appeal. On March 16, 2012, the PTO on appeal rejected multiple claims of the '673 Patent, including the two claims on which Ciena is alleged to infringe. Subsequently, the plaintiff requested a reopening of the prosecution of the '673 Patent, which request was denied by the PTO on April 29, 2013. Thereafter, on May 28, 2013, the plaintiff filed an amendment with the PTO in which it canceled the claims of the '673 Patent on which Ciena is alleged to infringe. The case currently remains stayed, and there can be no assurance as to whether or when the stay will be lifted.
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
Our revenue and results of operations can fluctuate significantly and unpredictably from quarter to quarter. Our budgeted expense levels depend in part on our expectations of long-term, future revenue and gross margin, and substantial reductions in expense can take time to implement. Uncertainty or lack of visibility into customer spending, and changes in economic or market conditions that affect customer spending can make it difficult to forecast future revenue and margins. In addition, increases in the percentage of a given quarter's revenue generated from orders placed during that quarter, along with significant order volume late that quarter, could further result in variability and less predictability in our quarterly revenue and cash flow. Consequently, our level of operating expense or inventory may be high relative to revenue, which could harm our profitability and cash flow. Additional factors that contribute to fluctuations in our revenue and operating results include:

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
We face a competitive market for sales of communications networking equipment, software and services and this level of competition could result in pricing pressure, reduced demand, lower gross margins and loss of market share that could harm our business and results of operations. Competition is particularly intense as we and our competitors aggressively seek to displace incumbent equipment vendors at large service providers and secure new customers. In an effort to secure customer opportunities and capture market share, we have in the past, and may in the future, agree to commercial terms or pricing that result in low or negative gross margins on a particular order or group of orders. We expect this level of competition to continue, as multinational equipment vendors seek to obtain new business or retain incumbent positions with large customers around the world. We expect our competitive landscape to broaden, and competition to potentially increase, as network technologies, features and layers converge and our business thereby begins to overlap more directly with additional networking supplier competitors, including IP router vendors and information technology and software vendors.

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
Our business and operating results could be materially adversely affected by reduced customer spending in response to unfavorable or uncertain macroeconomic and market conditions, globally or with respect to a particular region where we operate. Broad macroeconomic weakness and market volatility have previously resulted in sustained periods of decreased demand for our products and services that have adversely affected our operating results. Macroeconomic and market conditions could be adversely affected by a variety of political, economic or other factors in the U.S. and elsewhere that could adversely affect spending levels, including the effect of the U.S. governmental budget discussions and the impact of any sequestration or cessation of government operations, as well as volatility or deteriorating conditions in the markets in which we operate, including continuing challenges in Europe. Continuation of or an increase in macroeconomic uncertainty or weakness could result in:

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
Reductions in customer spending in response to unfavorable or uncertain macroeconomic and market conditions, globally or with respect to a particular region where we operate, would adversely affect our business and results of operations.

A small number of large communications service providers account for a significant portion of our revenue and the loss of any of these customers, or a significant reduction in their spending, would have a material adverse effect on our business and results of operations.

A significant portion of our revenue is concentrated among a few, large global communications service providers. By way of example, AT&T accounted for approximately 13.5% of fiscal 2012 revenue and our largest ten customers contributed 54.2% of fiscal 2012 revenue. Consequently, our financial results are closely correlated with the spending of a relatively small number of service provider customers and can be significantly affected by market or industry changes that affect their businesses. These factors can include consumer and enterprise spending on communication services, macroeconomic volatility, the adoption of new communications products and services, the emergence of competing network operators and changing demands of end user customers. Because the terms of our frame contracts generally do not include any minimum purchase commitment and spending by these service providers can be unpredictable and sporadic, our revenue and operating results can fluctuate on a quarterly basis. Reliance upon a relatively small number of service providers increases our exposure to changes in their network and purchasing strategies. Some of our customers are pursuing efforts to outsource the management and operation of their networks, or have indicated a procurement strategy to reduce the number of vendors from which they purchase equipment, which may benefit our larger competitors. Our concentration in revenue has increased in the past as a result of consolidation among a number of our largest customers. Consolidation may increase the likelihood of temporary or indefinite reductions in customer spending or changes in network strategy that could harm our business and operating results. The loss of one or more of our large service provider customers, a significant reduction in their spending, or market or industry factors adversely affecting service providers generally, would have a material adverse effect on our business, financial condition and results of operations.

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

A significant portion of our revenue comes from sales to large communications service providers. These sales typically involve lengthy sales cycles, extensive product testing, and demonstration laboratory or network certification, including network-specific or region-specific product certification or homologation processes. These sales also often involve protracted and sometimes difficult contract negotiations in which we may deem it necessary to agree to unfavorable contractual or commercial terms that adversely affect pricing, expose us to penalties for delays or non-performance, and require us to assume a disproportionate amount of risk. We may also be requested to provide deferred payment terms, vendor or third-party financing, or offer other alternative purchase structures that extend the timing of payment and revenue recognition. Moreover, our purchase agreements generally do not include minimum purchase commitments, and customers often have the right to modify, delay, reduce or cancel previous orders. These terms may negatively affect our revenue and results of operations and increase our susceptibility to quarterly fluctuations in our financial results. Moreover, service providers may insist upon terms and conditions that we deem too onerous or not in our best interest, and we may be unable to reach a commercial agreement. As a result, we may incur substantial expense and devote time and resources to potential sales opportunities that never materialize or result in lower than anticipated sales.
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

We rely on a number of third party service partners, both domestic and international, to complement our global service and support resources. We rely upon these partners for certain installation, maintenance and support functions. In addition, as network operators seek to increasingly rely on vendors to perform additional services relating to the design, construction and operation of their networks, the scope of work performed by our support partners is likely to increase and may include areas where we have less experience providing or managing such services. We must successfully identify, assess, train and certify qualified service partners in order to ensure the proper installation, deployment and maintenance of our products, and the skillful performance of other services associated with expanded solutions offerings, including site assessment and construction related services. Vetting and certification of these partners can be costly and time-consuming, and certain partners may not have the same operational history, financial resource and scale as Ciena. Moreover, certain partners may provide similar services for other companies, including our competitors. We may not be able to manage effectively our relationships with our service partners and cannot be certain that they will be able to deliver services in the manner or time required or that we will be able to maintain the continuity of their services. We may also be exposed to a number of risks or challenges relating to the performance of our service partners, including:

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

At April 30, 2013, indebtedness on our outstanding convertible notes totaled approximately $1.2 billion in aggregate principal, including the accretion of principal at maturity on our 2020 Notes. Our indebtedness could have important negative consequences, including:

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

During fiscal 2012, we entered into a $150 million senior secured asset-based revolving Credit Facility. In addition to customary remedies that would apply should we default under the credit agreement governing this facility, we may be subject to lender control over certain cash assets and required to comply with a fixed charge coverage ratio in the event that we do not maintain the requisite level of availability under the facility. The credit agreement also contains customary covenants that limit our ability to, among other things, pay cash dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, enter into certain acquisition transactions, repay indebtedness, make investments or dispose of assets. The Credit Facility matures on August 13, 2015, provided that it will mature early on December 15, 2014, if any of Ciena's 4.0% convertible senior notes due March 15, 2015 are then outstanding. We may also enter into additional transactions or lending facilities, including equipment loans, working capital lines of credit and other long-term debt, that may increase our indebtedness and result in additional restrictions upon our business.

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

Facilities transitions could be disruptive to our operations and may result in unanticipated expense and adversely affect our cash position and cash flows.

We have recently undertaken and expect to undertake a number of significant facilities transitions affecting a number of our largest employee populations, including our headquarters facility. In addition, the lease of our “Lab 10” building on the Carling Campus in Ottawa, Canada will expire in fiscal 2016 and the lease for our research and development facility in Gurgaon, India will expire in fiscal 2014. Both locations include sophisticated research and development lab equipment and key engineering personnel. We are currently considering facilities and development alternatives in advance of the expiration of these leases. However, locating appropriate alternative space for our engineering operations may be costly and there can be no assurance that the transition of key engineering functions to a successor facility will not be disruptive or adversely affect productivity. Significant facilities transitions could be disruptive to our operations and may result in unanticipated expense and adversely affect our cash position and cash flows.

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

The United States and various foreign governments have imposed controls, license requirements and other restrictions on the usage, import or export of some of the technologies that we sell. Government regulation of usage, import or export of our products, technology within our products, or our failure to obtain required approvals for our products, could harm our international and domestic sales and adversely affect our revenue and costs of sales. Failure to comply with such regulations could result in enforcement actions, fines or penalties and restrictions on export privileges. In addition, costly tariffs on our equipment, restrictions on importation, trade protection measures and domestic preference requirements of certain countries could limit our access to these markets and harm our sales. For example, India's government has implemented security regulations applicable to network equipment vendors, and has imposed significant tariffs that may inhibit sales of certain communications equipment, including equipment manufactured in China, where certain of our products are assembled. These and other regulations could adversely affect the sale or use of our products, substantially increase our cost of sales and could adversely affect our business and revenue.

Government regulations related to the environment and potential climate change could adversely affect our business and operating results.

Our operations are regulated under various federal, state, local and international laws relating to the environment and potential climate change. If we were to violate or become liable under these laws or regulations, we could incur fines, costs related to damage to property or personal injury, and costs related to investigation or remediation activities. Our product design efforts and the manufacturing of our products are also subject to evolving requirements relating to the presence of certain materials or substances in our equipment, including regulations that make producers for such products financially responsible for the collection, treatment and recycling of certain products. For example, our operations and financial results may be negatively affected by environmental regulations, such as the Waste Electrical and Electronic Equipment (WEEE) and

Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) that have been adopted by the European Union. Compliance with these and similar environmental regulations may increase our cost of designing, manufacturing, selling and removing our products. These regulations may also make it difficult to obtain supply of compliant components or may require us to write off non-compliant inventory, which could have an adverse effect our business and operating results.

We may be required to write down long-lived assets and these impairment charges would adversely affect our operating results.

As of April 30, 2013, our balance sheet includes $403.6 million in long-lived assets, which includes $221.5 million of intangible assets. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These assumptions are used to forecast future, undiscounted cash flows upon which our estimates are based. Periods of significant uncertainty or instability of macroeconomic conditions can make forecasting future business difficult. If actual market conditions differ or our forecasts change, we may be required to reassess long-lived assets and could record an impairment charge. Any impairment charge relating to long-lived assets would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

10.1
Omnibus Second Amendment to Credit Agreement and First Amendment to U.S. Security Agreement, Canadian Security Agreement, U.S. Pledge Agreement, U.S. Guaranty and Canadian Guaranty, entered into as of March 5, 2013, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Canada, Inc., and Deutsche Bank AG New York Branch (a)

10.2
Joinder Agreement under Credit Agreement and Related Agreements as of March 15, 2013 by and between Ciena Government Solutions, Inc. and Deutsche Bank AG New York Branch, as Administrative Agent and as Collateral Agent, for the benefit of the Secured Creditors (a)

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

Ciena Corporation
Date:	June 12, 2013	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	June 12, 2013	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)