Form 10-Q
period 2013-07-31
CIENA CORP
filed 2013-09-11
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2013
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 6, 2013
common stock, $0.01 par value	103,142,108

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended July 31,		Nine Months Ended July 31,
	2012	2013	2012	2013
Revenue:
Products	$373,418	$437,442	$1,091,817	$1,203,716
Services	100,672	100,914	276,575	295,445
Total revenue	474,090	538,356	1,368,392	1,499,161
Cost of goods sold:
Products	225,238	247,768	657,362	683,730
Services	67,531	62,367	179,012	181,902
Total cost of goods sold	292,769	310,135	836,374	865,632
Gross profit	181,321	228,221	532,018	633,529
Operating expenses:
Research and development	88,315	93,069	268,378	282,981
Selling and marketing	65,397	75,613	192,325	216,676
General and administrative	27,876	32,066	84,210	91,157
Amortization of intangible assets	12,714	12,440	39,152	37,332
Restructuring costs	2,291	202	5,864	6,741
Total operating expenses	196,593	213,390	589,929	634,887
Income (loss) from operations	(15,272)	14,831	(57,911)	(1,358)
Interest and other income (loss), net	(2,458)	(3,167)	(11,732)	(6,020)
Interest expense	(9,597)	(10,972)	(28,813)	(33,096)
Loss on extinguishment of debt	—	—	—	(28,630)
Income (loss) before income taxes	(27,327)	692	(98,456)	(69,104)
Provision for income taxes	2,490	1,923	6,794	6,530
Net loss	$(29,817)	$(1,231)	$(105,250)	$(75,634)
Basic net loss per common share	$(0.30)	$(0.01)	$(1.06)	$(0.74)
Diluted net loss per potential common share	$(0.30)	$(0.01)	$(1.06)	$(0.74)
Weighted average basic common shares outstanding	99,530	102,713	98,922	101,951
Weighted average dilutive potential common shares outstanding	99,530	102,713	98,922	101,951

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Quarter Ended July 31,		Nine Months Ended July 31,
	2012	2013	2012	2013
Net loss	$(29,817)	$(1,231)	$(105,250)	$(75,634)
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(40)	14	(119)	(17)
Change in unrealized gain (loss) on foreign currency forward contracts, net of tax	(214)	(508)	22	(625)
Change in accumulated translation adjustments	(2,250)	(1,498)	(4,462)	(2,542)
Total comprehensive loss	$(32,321)	$(3,223)	$(109,809)	$(78,818)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31, 2012	July 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$642,444	$378,179
Short-term investments	50,057	99,981
Accounts receivable, net	345,496	430,424
Inventories	260,098	235,530
Prepaid expenses and other	117,595	160,363
Total current assets	1,415,690	1,304,477
Long-term investments	—	15,022
Equipment, furniture and fixtures, net	123,580	114,041
Other intangible assets, net	257,137	203,652
Other long-term assets	84,736	90,163
Total assets	$1,881,143	$1,727,355
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$179,704	$208,707
Accrued liabilities	209,540	240,140
Deferred revenue	79,516	92,277
Convertible notes payable	216,210	—
Total current liabilities	684,970	541,124
Long-term deferred revenue	27,560	25,213
Other long-term obligations	31,779	33,279
Long-term convertible notes payable	1,225,806	1,210,907
Total liabilities	1,970,115	1,810,523
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 100,601,792 and 103,121,807 shares issued and outstanding	1,006	1,031
Additional paid-in capital	5,797,765	5,882,360
Accumulated other comprehensive loss	(3,354)	(6,536)
Accumulated deficit	(5,884,389)	(5,960,023)
Total stockholders’ equity (deficit)	(88,972)	(83,168)
Total liabilities and stockholders’ equity (deficit)	$1,881,143	$1,727,355

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended July 31,
	2012	2013
Cash flows from operating activities:
Net loss	$(105,250)	$(75,634)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	—	28,630
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	43,514	42,613
Share-based compensation costs	23,656	28,032
Amortization of intangible assets	55,965	53,485
Provision for inventory excess and obsolescence	19,071	15,301
Provision for warranty	23,495	15,148
Other	8,414	8,384
Changes in assets and liabilities:
Accounts receivable	37,223	(86,808)
Inventories	(34,038)	9,267
Prepaid expenses and other	10,890	(56,958)
Accounts payable, accruals and other obligations	35,632	49,253
Deferred revenue	(22,071)	10,414
Net cash provided by operating activities	96,501	41,127
Cash flows used in investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(33,000)	(31,884)
Restricted cash	3,546	1,921
Purchase of available for sale securities	—	(144,893)
Proceeds from maturities of available for sale securities	—	80,062
Proceeds from sale of cost method investment	524	—
Net cash used in investing activities	(28,930)	(94,794)
Cash flows from financing activities:
Payment of long term debt	—	(216,210)
Payment for debt and equity issuance costs	—	(3,670)
Payment of capital lease obligations	(1,231)	(2,370)
Proceeds from issuance of common stock	12,022	14,060
Net cash provided by (used in) financing activities	10,791	(208,190)
Effect of exchange rate changes on cash and cash equivalents	(3,026)	(2,408)
Net increase (decrease) in cash and cash equivalents	78,362	(261,857)
Cash and cash equivalents at beginning of period	541,896	642,444
Cash and cash equivalents at end of period	$617,232	$378,179
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$18,978	$21,674
Cash paid during the period for income taxes, net	$7,807	$7,117
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$2,686	$1,222
Fixed assets acquired under capital leases	$6,033	$2,538

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	INTERIM FINANCIAL STATEMENTS
The interim financial statements included herein for Ciena Corporation (“Ciena”) have been prepared by Ciena, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments that Ciena considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial position of Ciena at the date of the interim balance sheets. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of October 31, 2012 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, Ciena believes that the disclosures are adequate to understand the information presented herein. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with Ciena’s audited consolidated financial statements and the notes thereto included in Ciena’s annual report on Form 10-K for the fiscal year ended October 31, 2012.
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

In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. In addition, tax authorities periodically audit Ciena's income tax returns. These audits examine significant tax filing positions, including the timing and amounts of deductions and the allocation of income tax expenses among tax jurisdictions. Ciena is currently under audit in India for 2007, 2008 and 2009, Canada for 2010 and 2011, and in the United Kingdom for 2009. Management does not expect the outcome of these audits to have a material adverse effect on Ciena's consolidated financial position, results of operations or cash flows. Ciena's major tax jurisdictions and the earliest open tax years are as follows: United States (2010), United Kingdom (2007), Canada (2007) and India (2007). However, limited adjustments can be made to Federal U.S. tax returns in earlier years in order to reduce net operating loss carryforwards. Ciena classifies interest and penalties related to uncertain tax positions as a component of income tax expense. All of the uncertain tax positions, if recognized, would decrease the effective income tax rate.

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

Foreign Currency

Some of Ciena's foreign branch offices and subsidiaries use the U.S. dollar as their functional currency because Ciena, as the U.S. parent entity, exclusively funds the operations of these branch offices and subsidiaries. For those subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date, and the statement of operations is translated at a monthly average rate. Resulting translation adjustments are recorded directly to a separate component of stockholders' equity. Where the monetary assets and liabilities are transacted in a currency other than the entity's functional currency, re-measurement adjustments are recorded in interest and other income (loss), net on the Condensed Consolidated Statement of Operations. Interest and other income (loss), net reflects a net loss on foreign currency re-measurement and exchange rate changes of $7.8 million and $9.2 million for the nine months ended July 31, 2012 and 2013, respectively.

Derivatives

Ciena's 4.0% convertible senior notes due March 15, 2015 (the "2015 Notes") include a redemption feature that is accounted for as a separate embedded derivative. The embedded redemption feature is recorded at fair value on a recurring basis, and these changes are included in interest and other income (loss), net on the Condensed Consolidated Statement of Operations. Interest and other income (loss), net reflects a reduction in fair value of $3.2 million for the nine months ended July 31, 2012 and an increase in fair value of $2.7 million for the nine months ended July 31, 2013.

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

From time to time, Ciena uses foreign currency forwards to hedge certain balance sheet exposures. These forwards are not designated as hedges for accounting purposes and any net gain or loss associated with these derivatives is reported in interest and other income (loss), net on the Condensed Consolidated Statement of Operations. See Note 12 below.

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
Ciena has undertaken a number of restructuring activities intended to reduce expense and better align its workforce and costs with market opportunities, product development and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the nine months ended July 31, 2013 (in thousands):

	Workforce reduction	Consolidation of excess facilities	Total
Balance at October 31, 2012	$1,449	$3,600	$5,049
Additional liability recorded	5,003	1,738	6,741
Non-cash disposal	—	(747)	(747)
Cash payments	(6,107)	(2,999)	(9,106)
Balance at July 31, 2013	$345	$1,592	$1,937
Current restructuring liabilities	$345	$453	$798
Non-current restructuring liabilities	$—	$1,139	$1,139

The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the nine months ended July 31, 2012 (in thousands):

	Workforce reduction	Consolidation of excess facilities	Total
Balance at October 31, 2011	$160	$3,293	$3,453
Additional liability recorded	3,934	1,930	5,864
Cash payments	(3,262)	(1,306)	(4,568)
Balance at July 31, 2012	$832	$3,917	$4,749
Current restructuring liabilities	$832	$2,175	$3,007
Non-current restructuring liabilities	$—	$1,742	$1,742

(4)	MARKETABLE SECURITIES

As of the dates indicated, short-term investments are comprised of the following (in thousands):

	July 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$114,960	43	$—	$115,003

Included in short-term investments	$99,964	$17	$—	$99,981
Included in long-term investments	14,996	26	—	15,022
	$114,960	$43	$—	$115,003

	October 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$49,987	$70	$—	$50,057

Included in short-term investments	$49,987	$70	$—	$50,057
Included in long-term investments	—	—	—	—
	$49,987	$70	$—	$50,057

The following table summarizes final legal maturities of debt investments at July 31, 2013 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$99,964	$99,981
Due in 1-2 years	14,996	15,022
	$114,960	$115,003

(5)	FAIR VALUE MEASUREMENTS

As of the date indicated, the following table summarizes the fair value of assets and liabilities that are recorded at fair value on a recurring basis (in thousands):

	July 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
U.S. government obligations	$115,003	$—	$—	$115,003
Foreign currency forward contracts	—	261	—	261
Embedded redemption feature	—	—	2,510	2,510
Total assets measured at fair value	$115,003	$261	$2,510	$117,774

Liabilities:
Foreign currency forward contracts	$—	$575	$—	$575
Total liabilities measured at fair value	$—	$575	$—	$575

As of the date indicated, the assets and liabilities above were presented on Ciena’s Condensed Consolidated Balance Sheet as follows (in thousands):

	July 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$99,981	$—	$—	$99,981
Prepaid expenses and other	—	261	—	261
Long-term investments	15,022	—	—	15,022
Other long-term assets	—	—	2,510	2,510
Total assets measured at fair value	$115,003	$261	$2,510	$117,774

Liabilities:
Accrued liabilities	$—	$575	$—	$575
Total liabilities measured at fair value	$—	$575	$—	$575

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
As of the dates indicated, the following table sets forth, in thousands, the reconciliation of changes in fair value measurements of Level 3 assets:

Level 3
Balance at October 31, 2012	$420
Issuances	—
Settlements	(630)
Changes in unrealized gain (loss)	2,720
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at July 31, 2013	$2,510

(6)	ACCOUNTS RECEIVABLE

As of October 31, 2012, no single customer accounted for greater than 10% of net accounts receivable. As of July 31, 2013, two customers accounted for greater than 10% of net accounts receivable, and in the aggregate accounted for 29.6% of net accounts receivable. Allowance for doubtful accounts was $1.5 million and $2.0 million as of October 31, 2012 and July 31, 2013, respectively. Ciena has not historically experienced a significant amount of bad debt expense.

(7)	INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	October 31, 2012	July 31, 2013
Raw materials	$39,678	$51,549
Work-in-process	10,736	7,931
Finished goods	178,210	147,757
Deferred cost of goods sold	71,484	70,955
	300,108	278,192
Provision for excess and obsolescence	(40,010)	(42,662)
	$260,098	$235,530

Ciena writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand and market conditions. During the first nine months of fiscal 2013, Ciena recorded a provision for excess and obsolescence of $15.3 million, primarily related to engineering design changes and the discontinuance of certain parts and components used in the manufacture of our Optical Transport and Converged Packet Optical products. Deductions from the provision for excess and obsolete inventory relate to disposal activities.

(8)	PREPAID EXPENSES AND OTHER
As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	October 31, 2012	July 31, 2013
Prepaid VAT and other taxes	$37,806	$69,706
Deferred deployment expense	19,449	24,035
Product demonstration equipment, net	33,144	39,722
Prepaid expenses	16,477	18,029
Restricted cash	2,030	107
Other non-trade receivables	8,689	8,764
	$117,595	$160,363

Depreciation of product demonstration equipment was $6.0 million and $5.5 million for the first nine months of fiscal 2012 and 2013, respectively.

(9)	EQUIPMENT, FURNITURE AND FIXTURES
As of the dates indicated, equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31, 2012	July 31, 2013
Equipment, furniture and fixtures	$422,118	$372,719
Leasehold improvements	61,493	42,968
	483,611	415,687
Accumulated depreciation and amortization	(360,031)	(301,646)
	$123,580	$114,041

Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements was $37.5 million and $37.1 million for the first nine months of fiscal 2012 and 2013, respectively. During the first nine months of fiscal 2013, in connection with the restructuring activities described above, Ciena disposed of equipment, furniture and fixtures with an original cost of $38.6 million and related accumulated depreciation of $37.9 million.

(10)	OTHER INTANGIBLE ASSETS
As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	October 31, 2012			July 31, 2013
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Developed technology	$417,833	$(279,195)	$138,638	$417,833	$(311,032)	$106,801
Patents and licenses	46,538	(45,566)	972	46,538	(45,703)	835
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	323,573	(206,046)	117,527	323,573	(227,557)	96,016
Total other intangible assets	$787,944	$(530,807)	$257,137	$787,944	$(584,292)	$203,652

The amortization of finite-lived other intangible assets was $56.0 million and $53.5 million for the first nine months of fiscal 2012 and 2013, respectively. Expected future amortization of finite-lived other intangible assets for the fiscal years indicated is as follows (in thousands):

Period ended October 31,
2013 (remaining three months)	$17,823
2014	57,151
2015	52,879
2016	52,879
2017	22,783
Thereafter	137
$203,652

(11)	OTHER BALANCE SHEET DETAILS
As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	October 31, 2012	July 31, 2013
Maintenance spares inventory, net	$57,548	$64,195
Deferred debt issuance costs, net	20,575	16,845
Embedded redemption feature	420	2,510
Restricted cash	2,413	2,415
Other	3,780	4,198
	$84,736	$90,163

Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate method, through the maturity of the related debt. Amortization of debt issuance costs related to our convertible notes payable and the Credit Facility, which is included in interest expense, was $4.0 million and $4.2 million during the first nine months of fiscal 2012 and fiscal 2013, respectively.
As of the dates indicated, accrued liabilities are comprised of the following (in thousands):

	October 31, 2012	July 31, 2013
Warranty	$55,132	$53,376
Compensation, payroll related tax and benefits	48,885	78,340
Vacation	29,581	30,934
Current restructuring liabilities	3,516	798
Interest payable	4,404	8,408
Other	68,022	68,284
	$209,540	$240,140

The following table summarizes the activity in Ciena’s accrued warranty for the fiscal periods indicated (in thousands):

				Balance at
Nine months ended	Beginning			end of
July 31,	Balance	Provisions	Settlements	period
2012	$47,282	23,495	(19,144)	$51,633
2013	$55,132	15,148	(16,904)	$53,376

As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	October 31, 2012	July 31, 2013
Products	$29,279	$34,865
Services	77,797	82,625
	107,076	117,490
Less current portion	(79,516)	(92,277)
Long-term deferred revenue	$27,560	$25,213

(12)	FOREIGN CURRENCY FORWARD CONTRACTS

As of July 31, 2013, Ciena had forward contracts to reduce the variability in its Canadian Dollar and Indian Rupee denominated expense, which expense principally relates to research and development activities. These derivative contracts have been designated as cash flow hedges. During the first nine months of fiscal 2013, in order to hedge certain balance sheet exposures, Ciena entered into forward contracts to sell Brazilian Real and buy an equivalent U.S. Dollar amount. These derivative contracts have not been designated as hedges. Ciena's foreign currency forward contracts are immaterial for separate financial statement presentation.

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

The 2020 Notes were issued pursuant to an Indenture entered into as of December 27, 2012 (the “Indenture”) with The Bank of New York Mellon Trust Company, N.A., as trustee. The Indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others, the following: nonpayment of principal (including accreted portion) or interest; breach of covenants or other agreements in the Indenture; defaults in failure to pay certain other indebtedness; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing under the Indenture, the trustee or the holders of at least 25% in aggregate original principal amount of the 2020 Notes then outstanding may declare the principal (including accreted portion), premium, if any, and accrued interest on all the 2020 Notes immediately due and payable.

The principal balance, unamortized discount and net carrying amount of the liability and equity components of our 2020 Notes were as follows as of July 31, 2013

	Liability Component			Equity Component
	Principal Balance	Unamortized Discount	Net Carrying Amount	Net Carrying Amount
4.0% Convertible Senior Notes due December 15, 2020	$189,587	$16,455	$173,132	$43,131

The following table sets forth, in thousands, the carrying value and the estimated fair value of Ciena’s outstanding convertible notes:

	July 31, 2013
Description	Carrying Value	Fair Value(2)
4.0% Convertible Senior Notes, due March 15, 2015 (1)	187,775	240,352
0.875% Convertible Senior Notes due June 15, 2017	500,000	491,250
3.75% Convertible Senior Notes due October 15, 2018	350,000	482,563
4.0% Convertible Senior Notes due December 15, 2020 (3)	173,132	264,375
	$1,210,907	$1,478,540

(1)	Includes unamortized bond premium related to embedded redemption feature.

(2)
The convertible notes were categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its outstanding convertible notes using a market approach based upon observable inputs, such as current market transactions involving comparable securities.

(3)	Includes unamortized discount and accretion of principal.

(14)	CREDIT FACILITY
During fiscal 2012, Ciena entered into a $150.0 million senior secured asset-based revolving credit facility (the “Credit Facility”). The Credit Facility matures on August 13, 2015, provided that it will mature early on December 15, 2014, if any of Ciena's 4.0% senior convertible notes due March 15, 2015 are then outstanding. Ciena principally expects to use the Credit Facility to support the issuance of letters of credit that arise in the ordinary course of its business and thereby to reduce its use of cash required to collateralize these instruments. As of July 31, 2013, letters of credit totaling $43.7 million were collateralized by the Credit Facility. There were no borrowings outstanding under the Credit Facility as of July 31, 2013.

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

	Quarter Ended July 31,		Nine Months Ended July 31,
Numerator	2012	2013	2012	2013
Net loss	$(29,817)	$(1,231)	$(105,250)	$(75,634)

	Quarter Ended July 31,		Nine Months Ended July 31,
Denominator	2012	2013	2012	2013
Weighted average basic common shares outstanding	99,530	102,713	98,922	101,951
Weighted average dilutive potential common shares outstanding	99,530	102,713	98,922	101,951

	Quarter Ended July 31,		Nine Months Ended July 31,
EPS	2012	2013	2012	2013
Basic EPS	$(0.30)	$(0.01)	$(1.06)	$(0.74)
Diluted EPS	$(0.30)	$(0.01)	$(1.06)	$(0.74)

The following table summarizes the weighted average shares excluded from the calculation of the denominator for Basic and Diluted EPS due to their anti-dilutive effect for the periods indicated (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2012	2013	2012	2013
Shares underlying stock options and restricted stock units	5,294	3,599	5,681	3,727
0.25% Convertible Senior Notes due May 1, 2013	5,470	—	5,470	3,580
4.0% Convertible Senior Notes due March 15, 2015	18,396	9,198	18,396	10,990
0.875% Convertible Senior Notes due June 15, 2017	13,108	13,108	13,108	13,108
3.75% Convertible Senior Notes due October 15, 2018	17,356	17,356	17,356	17,356
4.0% Convertible Senior Notes due December 15, 2020	—	9,198	—	7,406
Total shares excluded due to anti-dilutive effect	59,624	52,459	60,011	56,167

(16)	SHARE-BASED COMPENSATION EXPENSE
Ciena maintains two active equity compensation plans, the 2008 Omnibus Incentive Plan (“2008 Plan”) and the Amended and Restated Employee Stock Purchase Plan (“ESPP”). These plans were approved by stockholders and are described in Ciena’s annual report on Form 10-K for the fiscal year ended October 31, 2012.
2008 Omnibus Incentive Plan

The 2008 Omnibus Incentive Plan (the “2008 Plan”) authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of Ciena. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions, and the required service or performance criteria. Options and SARs have a maximum term of ten years, and their exercise price may not be less than 100% of fair market value on the date of grant. Repricing of stock options and SARs is prohibited without stockholder approval. Certain change in control transactions may cause awards granted under the 2008 Plan to vest, unless the awards are continued or substituted for in connection with the transaction. The total number of shares authorized for issuance under the 2008 Plan is 18.5 million shares. As of July 31, 2013, approximately 5.1 million shares remained available for issuance under the 2008 Plan.
     Stock Options
Outstanding stock option awards to employees are generally subject to service-based vesting restrictions and vest incrementally over a four-year period. The following table is a summary of Ciena’s stock option activity for the period indicated (shares in thousands):

	Shares Underlying Options Outstanding	Weighted Average Exercise Price
Balance at October 31, 2012	3,207	$27.58
Granted	—	—
Exercised	(139)	11.28
Canceled	(829)	31.54
Balance at July 31, 2013	2,239	$27.13

The total intrinsic value of options exercised during the first nine months of fiscal 2012 and fiscal 2013 was $0.3 million and $1.0 million, respectively. There were no stock options granted by Ciena during the first nine months of fiscal 2012 or fiscal 2013.
The following table summarizes information with respect to stock options outstanding at July 31, 2013, based on Ciena’s closing stock price on the last trading day of Ciena’s third fiscal quarter of 2013 (shares and intrinsic value in thousands):

			Options Outstanding at				Vested Options at
			July 31, 2013				July 31, 2013
			Number	Weighted Average Remaining	Weighted		Number	Weighted Average Remaining	Weighted
Range of			of	Contractual	Average	Aggregate	of	Contractual	Average	Aggregate
Exercise			Underlying	Life	Exercise	Intrinsic	Underlying	Life	Exercise	Intrinsic
Price			Shares	(Years)	Price	Value	Shares	(Years)	Price	Value
$0.94	—	$16.31	222	4.40	$8.59	$3,167	217	4.36	$8.51	$3,117
$16.52	—	$17.29	329	1.92	16.65	2,039	329	1.92	16.65	2,039
$17.43	—	$24.50	453	1.74	20.59	1,077	454	1.74	20.59	1,077
$24.69	—	$28.28	357	3.24	26.98	—	357	3.24	26.98	—
$28.61	—	$31.43	159	3.01	29.52	—	159	3.01	29.52	—
$31.71	—	$32.55	21	4.38	31.92	—	21	4.38	31.92	—
$33.00	—	$37.10	289	3.78	35.17	—	289	3.78	35.17	—
$37.31	—	$47.32	386	1.45	45.92	—	386	1.45	45.92	—
$47.53	—	$55.79	23	0.22	48.98	—	23	0.22	48.98	—
$0.94	—	$55.79	2,239	2.58	$27.13	$6,283	2,235	2.57	$27.16	$6,233

     Assumptions for Option-Based Awards

Ciena recognizes the fair value of service-based options as share-based compensation expense on a straight-line basis over the requisite service period. Ciena did not grant any option-based awards during the first nine months of fiscal 2012 or fiscal 2013.
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
The following table is a summary of Ciena’s restricted stock unit activity for the period indicated, with the aggregate fair value of the balance outstanding at the end of each period, based on Ciena’s closing stock price on the last trading day of the relevant period (shares and aggregate fair value in thousands):

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Fair Value
Balance at October 31, 2012	4,403	$14.16	$56,267
Granted	2,381
Vested	(1,444)
Canceled or forfeited	(557)
Balance at July 31, 2013	4,783	$15.04	$109,336

The total fair value of restricted stock units that vested and were converted into common stock during the first nine months of fiscal 2012 and fiscal 2013 was $21.4 million and $25.3 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena during the first nine months of fiscal 2012 and fiscal 2013 was $11.00 and $15.89 respectively.

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
During the first nine months of fiscal 2013, Ciena issued 0.9 million shares under the ESPP. At July 31, 2013, 7.2 million shares remained available for issuance under the ESPP.

Share-Based Compensation Expense for Periods Reported

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2012	2013	2012	2013
Product costs	$564	$658	$1,509	$1,905
Service costs	332	461	1,136	1,323
Share-based compensation expense included in cost of sales	896	1,119	2,645	3,228
Research and development	1,841	2,054	6,067	6,291
Sales and marketing	2,589	3,562	8,510	9,687
General and administrative	1,547	3,198	6,485	8,898
Acquisition and integration costs	—	—	7	—
Share-based compensation expense included in operating expense	5,977	8,814	21,069	24,876
Share-based compensation expense capitalized in inventory, net	(48)	(48)	(58)	(72)
Total share-based compensation	$6,825	$9,885	$23,656	$28,032

As of July 31, 2013, total unrecognized share-based compensation expense was $60.8 million which is related to unvested restricted stock units and expected to be recognized over a weighted-average period of 1.4 years.

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

Segment Revenue

The table below (in thousands) sets forth Ciena’s segment revenue for the respective periods:

	Quarter Ended July 31,		Nine Months Ended July 31,
	2012	2013	2012	2013
Revenue:
Converged Packet Optical	$246,485	$302,018	$713,175	$836,303
Packet Networking	30,215	61,631	81,638	161,658
Optical Transport	89,779	66,218	281,819	181,186
Software and Services	107,611	108,489	291,760	320,014
Consolidated revenue	$474,090	$538,356	$1,368,392	$1,499,161

Segment Profit (Loss)
Segment profit (loss) is determined based on internal performance measures used by the chief executive officer to assess the performance of each operating segment in a given period. In connection with that assessment, the chief executive officer excludes the following items: selling and marketing costs; general and administrative costs; amortization of intangible assets; restructuring costs; interest and other income (loss), net; interest expense; loss on extinguishment of debt and provisions (benefit) for income taxes.

The table below (in thousands) sets forth Ciena’s segment profit (loss) and the reconciliation to consolidated net income (loss) during the respective periods:

	Quarter Ended July 31,		Nine Months Ended July 31,
	2012	2013	2012	2013
Segment profit (loss):
Converged Packet Optical	$37,086	$66,952	$112,574	$171,598
Packet Networking	906	7,620	(6,496)	15,259
Optical Transport	31,410	29,459	94,591	71,459
Software and Services	23,604	31,121	62,971	92,232
Total segment profit	93,006	135,152	263,640	350,548
Less: non-performance operating expenses
Selling and marketing	65,397	75,613	192,325	216,676
General and administrative	27,876	32,066	84,210	91,157
Amortization of intangible assets	12,714	12,440	39,152	37,332
Restructuring costs	2,291	202	5,864	6,741
Add: other non-performance financial items
Interest expense and other income (loss), net	(12,055)	(14,139)	(40,545)	(39,116)
Loss on extinguishment of debt	—	—	—	(28,630)
Less: Provision for income taxes	2,490	1,923	6,794	6,530
Consolidated net loss	$(29,817)	$(1,231)	$(105,250)	$(75,634)

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

	Quarter Ended July 31,		Nine Months Ended July 31,
	2012	2013	2012	2013
United States	$237,288	$339,426	$723,034	$891,233
Canada	49,042	n/a	137,129	n/a
Other International	187,760	198,930	508,229	607,928
Total	$474,090	$538,356	$1,368,392	$1,499,161
________________________________

n/a	Denotes revenue representing less than 10% of total revenue for the period

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

	October 31, 2012	July 31, 2013
United States	$64,653	$61,224
Canada	48,376	41,900
Other International	10,551	10,917
Total	$123,580	$114,041

For the periods below, customers accounting for at least 10% of Ciena’s revenue were as follows (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2012	2013	2012	2013
Company A	n/a	$104,070	$195,308	$277,280
Company B	n/a	67,051	n/a	172,407
Total	$—	$171,121	$195,308	$449,687
________________________________

n/a	Denotes revenue representing less than 10% of total revenue for the period

The customers identified above purchased products and services from each of Ciena's operating segments.

(18)	COMMITMENTS AND CONTINGENCIES
Ontario Grant
Ciena was awarded a conditional grant from the Province of Ontario in June 2011. Under this strategic jobs investment fund grant, Ciena can receive up to an aggregate of C$25.0 million in funding for eligible costs relating to certain next-generation, coherent optical transport development initiatives over the period from November 1, 2010 to October 31, 2015. Ciena anticipates receiving disbursements, approximating C$5.0 million per fiscal year, over the period above. Amounts received under the grant are subject to recoupment in the event that Ciena fails to achieve certain minimum investment, employment and project milestones. As of July 31, 2013, Ciena has recorded a C$15.0 million benefit to date as a reduction in research and development expenses, of which C$4.1 million was recorded in the first nine months of fiscal 2013. As of July 31, 2013, amounts receivable from this grant were C$1.2 million.

Foreign Tax Contingencies

Ciena has previously received assessment notices from Mexican tax authorities asserting deficiencies in payments between 2001 and 2005, related primarily to income taxes and import taxes and duties. Ciena previously submitted judicial petitions appealing these assessments. As of October 31, 2012 and April 30, 2013, Ciena had accrued liabilities of $1.7 million and $2.0 million, respectively, related to these foreign tax contingencies. During the third quarter of fiscal 2013, Ciena received a favorable resolution of these matters with the tax court issuing a final and non-appealable declaration determining such tax assessments to be null and void. As a result, Ciena reversed the accrued liability related to this foreign tax contingency.

In addition to the matters described above, Ciena is subject to various tax liabilities arising in the ordinary course of business. Ciena does not expect that the ultimate settlement of these liabilities will have a material effect on its results of operations, financial position or cash flows.

Litigation

On July 26, 2013, Ciena and Cheetah Omni LLC entered into a settlement agreement relating to patent litigation pending in the United States District Court for the Eastern District of Texas. The proceeding arose on July 29, 2011, when Cheetah Omni filed a complaint against Ciena and several other defendants alleging that certain of the parties' products infringe upon multiple U.S. patents relating to reconfigurable optical add-drop multiplexer (ROADM) technologies. The complaint sought injunctive relief and damages. Under the terms of the settlement, Ciena agreed to make a one-time payment of $1.5 million to Cheetah Omni in exchange for a fully paid-up license to all of the patents-in-suit, a release from all claims for damages and other relief relating to such patents, and a covenant not to sue Ciena at any time on any non-medical patents owned by or assigned to Cheetah Omni on the effective date of the settlement agreement and through July 26, 2017. On August 9, 2013, the district court granted the parties' joint stipulation of dismissal with prejudice.

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

(19) SUBSEQUENT EVENTS
On August 29, 2013, Ciena Canada, Inc., a subsidiary of Ciena Corporation, and Public Works and Government Services Canada (PWGSC), entered into a second amendment (the “Amendment”) to the agreement dated March 19, 2010 relating to Ciena’s lease of the “Lab 10” building on the former Nortel Carling Campus in Ottawa, Canada (the “Lease”). The Amendment extends the term of the Lease from March 19, 2016 to September 18, 2017, with the resulting aggregate annual payment by Ciena for this additional period to be approximately C$10.9 million, consisting of base rent, additional rent and operating expense obligations under the Lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Some of the statements contained, or incorporated by reference, in this quarterly report discuss future events or expectations, contain projections of results of operations or financial condition, changes in the markets for our products and services, or state other “forward-looking” information. Ciena’s “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. You should be aware that these statements only reflect our current predictions and beliefs. These statements are subject to known and unknown risks, uncertainties and other factors, and actual events or results may differ materially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed throughout this report, particularly in Item 1A “Risk Factors” of Part II of this report below. For a more complete understanding of the risks associated with an investment in Ciena’s securities, you should review these risk factors and the rest of this quarterly report in combination with the more detailed description of our business and management’s discussion and analysis of financial condition in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission ("SEC") on December 21, 2012. Ciena undertakes no obligation to revise or update any forward-looking statements.

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

Our quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K filed with the SEC are available through the SEC's website at www.sec.gov or free of charge on our website as soon as reasonably practicable after we file these documents. We routinely post the reports above, recent news and announcements, financial results and other information about Ciena that is important to investors on the "Investors" page of our website at www.ciena.com. Investors are encouraged to review the “Investors” page of our website because, as with the other disclosure channels that we use, from time to time we may post material information on that site that is not otherwise disseminated by us.

Market Opportunity and Strategy

We believe that the shift that is underway in network architectures to next-generation, converged infrastructures represents significant, long-term opportunities for our business. We believe that market trends underlying this shift, including the proliferation of devices running mobile web applications, the prevalence of video applications, increasing machine-to-machine connections, and the shift of enterprise and consumer applications to cloud-based or virtualized network environments, are indicative of increasing use and dependence by consumers and enterprises upon a growing variety of broadband applications and services. We expect that these services will continue to require network operators to invest in converged next-generation network infrastructures that are more automated, open and software programmable.
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

Global Market Conditions and Competitive Landscape

Over the past few years, the sustained period of macroeconomic uncertainty and volatility in the global economy and in capital markets has caused a high degree of uncertainty and cautious customer behavior in our industry and markets. These conditions, most notably in Europe, have resulted in lower levels of capital expenditure on communications network infrastructure. Broad macroeconomic weakness has previously resulted in periods of decreased demand for our products and services and has adversely affected our results of operations. In fiscal 2012, for example, our market experienced a challenging environment that included declining growth rates in spending in the markets addressed by our packet-optical networking solutions. Notwithstanding these recent macroeconomic conditions, we believe that the market opportunity described above, together with the significant increase in multiservice traffic growth, is driving a shift in network priorities and spending toward high-capacity, next-generation network architectures. This shift has given rise to a steadily improving environment during fiscal 2013, particularly as reflected in the spending patterns and decisions of our largest North American service provider customers. Because the market opportunity and related dynamics described above are in their early stages, however, we remain uncertain as to their longer-term effect on the growth of our markets and business, as well as our results of operations.

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

Operational Reorganization

To address the market and technological dynamics described above, including the growing need to transport, aggregate and manage multiple types of services, network operators are increasingly demanding and adopting solutions that enable the convergence of both network functions and network layers, particularly the integration of transport, OTN switching and packet switching capabilities. Our OPn Architecture, which underpins our solutions offering and guides our research and development strategy, and our continued development and addition of features to our solutions portfolio, are intended to address these market and networking design dynamics. Specifically, we continue to converge OTN switching and packet switching functionality into our coherent optical transport solutions. At the same time, we are integrating more transport functionality and packet switching into our switching platforms. To address these changes in our markets and the convergence of certain solutions portfolios, during the first quarter of fiscal 2013, we reorganized our organizational structure and the management of our business into the following new operating segments: (i) Converged Packet Optical; (ii) Packet Networking; (iii) Optical Transport; and (iv) Software and Services. Notably, our Converged Packet Optical segment consists of our former Packet-Optical Switching segment with the addition of our 6500 Packet-Optical Platform. We have restated segment revenue and segment profit (loss) for fiscal 2012 presented in this Form 10-Q to reflect the new operating segments. See "Results of Operations — Operating Segments" below for additional details regarding our new operating segments effective for fiscal 2013 and the product families and platforms that make up these segments.

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

Financial Results

Revenue for the third quarter of fiscal 2013 was $538.4 million, representing a sequential increase of 6.0% from $507.7 million in the second quarter of fiscal 2013. Revenue-related details reflecting sequential changes from the second quarter of fiscal 2013 include:

•
Product revenue for the third quarter of fiscal 2013 increased by $24.2 million, reflecting increased sales across our segments including increases of $8.8 million in Optical Transport, $7.7 million in Converged Packet Optical and $7.4 million in Packet Networking.

•	Service revenue for the third quarter of fiscal 2013 increased by $6.4 million.

•	Revenue from the United States for the third quarter of fiscal 2013 was $339.5 million, an increase from $287.6 million in the second quarter of fiscal 2013.

•	International revenue for the third quarter of fiscal 2013 was $198.9 million, a decrease from $220.1 million in the second quarter of fiscal 2013.

•	As a percentage of revenue, international revenue was 37.0% during the third quarter of fiscal 2013, a decrease from 43.4% during the second quarter of fiscal 2013.

•
For the third quarter of fiscal 2013, two customers accounted for greater than 10% of revenue and represented 31.8% of total revenue in the aggregate. This compares to two customers that accounted for greater than 10% of revenue and represented an aggregate of 31.3% of total revenue in the second quarter of fiscal 2013.

Gross margin for the third quarter of fiscal 2013 was 42.4%, an increase from 41.3% in the second quarter of fiscal 2013. The improvement in gross margin for the third quarter reflects a greater mix of higher margin channel card revenue, lower warranty costs and improved manufacturing efficiencies. Gross margin for the third quarter of fiscal 2013 also benefited from the geographic mix of revenue during the quarter.

Operating expense was $213.4 million for the third quarter of fiscal 2013, a decrease from $220.1 million in the second quarter of fiscal 2013. Third quarter fiscal 2013 operating expense reflects decreases of $7.7 million in research and development expense and $1.3 million reduction in restructuring costs. The decreases were partially offset by increases of $1.2 million in general and administrative expense and $1.1 million in selling and marketing expense.

Reflecting the margin improvement and reduction in operating expense above, income from operations for the third quarter of fiscal 2013 was $14.8 million, compared to a $10.6 million loss from operations during the second quarter of fiscal 2013. Our net loss for the third quarter of fiscal 2013 was $1.2 million, or $0.01 per share. This compares to a net loss of $27.1 million or $0.27 per share, for the second quarter of fiscal 2013.

In the third fiscal quarter of 2013, we generated cash from operations of $42.0 million, consisting of $53.9 million in cash provided by net losses adjusted for non-cash charges and $11.9 million used in working capital. This compares with $44.9 million of cash generated by operations during the second quarter of fiscal 2013, consisting of $29.6 million in cash provided by net losses adjusted for non-cash charges and $15.3 million provided by working capital.

As of July 31, 2013, we had $378.2 million in cash and cash equivalents, $100.0 million of short-term investments in U.S. treasury securities and $15.0 million of long-term investments in U.S. treasury securities. This compares to $356.5 million in cash and cash equivalents and $100.0 million of short-term investments in U.S. treasury securities at April 30, 2013 and $642.4 million in cash and cash equivalents and $50.1 million of short-term investments in U.S. treasury securities at October 31, 2012. During the second quarter of fiscal 2013, we paid at maturity the remaining $216.2 million in aggregate principal amount outstanding on our 0.25% convertible senior notes.
As of July 31, 2013, we had 4,680 employees, an increase from 4,481 at October 31, 2012 and an increase from 4,463 at July 31, 2012.

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

•
Software and Services — includes Ciena's network software suite, including the OneControl Unified Management System, an integrated network and service management software designed to automate and simplify network management, operation and service delivery. These software solutions can track individual services across multiple product suites, facilitating planned network maintenance, outage detection and identification of customers or services affected by network performance. This segment includes the ON-Center® Network & Service Management Suite, Ethernet Services Manager, Optical Suite Release and network level applications. This segment includes a broad range of consulting, network design and support services from Ciena's Network Transformation Solutions offering. This segment also includes installation and deployment, maintenance support and training activities. Except for revenue from the software portion of this segment, which is included in product revenue, revenue from this segment is included in services revenue on the Condensed Consolidated Statement of Operations.

Quarter ended July 31, 2012 compared to the quarter ended July 31, 2013
Revenue
The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Quarter Ended July 31,				Increase
	2012	%*	2013	%*	(decrease)	%**
Revenue:
Converged Packet Optical	$246,485	52.0	$302,018	56.1	$55,533	22.5
Packet Networking	30,215	6.4	61,631	11.4	31,416	104.0
Optical Transport	89,779	18.9	66,218	12.3	(23,561)	(26.2)
Software and Services	107,611	22.7	108,489	20.2	878	0.8
Consolidated revenue	$474,090	100.0	$538,356	100.0	$64,266	13.6
_____________________________
*    Denotes % of total revenue
**    Denotes % change from 2012 to 2013

•
Converged Packet Optical revenue increased reflecting a $55.5 million increase in sales of our 6500 Packet-Optical Platform largely driven by service provider demand for high-capacity, optical transport for coherent 40G and 100G network infrastructures. In addition, sales of our CoreDirector® Multiservice Optical Switches increased by $9.2 million. These increases were partially offset by $7.5 million and $1.7 million decreases in sales of the 5430 Reconfigurable Switching System and the OTN configuration for the 5410 Reconfigurable Switching System, respectively. The strong performance of this segment, particularly as compared to the expected annual revenue declines in Optical Transport segment revenue, reflects the preference of network operators to adopt next-generation architectures that enable the convergence of high-capacity, coherent optical transport with integrated OTN switching, packet switching and control plane functionality.

•
Packet Networking revenue increased reflecting a $35.8 million increase in sales of our 3000 and 5000 families of service delivery and aggregation switches to support wireless backhaul, Ethernet business services and residential broadband applications. This increase was partially offset by a $4.0 million decrease in sales of our 5410 service aggregation switches. Segment revenue benefited from the expansion of Ethernet business services by our North American service provider customers and sales of service delivery and aggregation products in support of their related network initiatives.

•
Optical Transport revenue decreased reflecting sales decreases of $11.2 million in our 4200 Advanced Services Platform, $9.8 million in other stand-alone transport products, $1.9 million of CPL and $1.0 million in our 6100 Multiservice Optical Platform. Revenue for our Optical Transport segment, which currently consists principally of stand-alone WDM and SONET/SDH-based transport platforms, has experienced meaningful declines in annual revenue in recent years, reflecting network operators' transition toward next-generation network architectures as described above.

•
Software and Services revenue increased reflecting sales increases of $1.7 million in installation and deployment services and $0.6 million in software. These increases were partially offset by a $1.4 million decrease in sales of network transformation consulting services.

Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Quarter Ended July 31,				Increase
	2012	%*	2013	%*	(decrease)	%**
United States	$237,288	50.1	$339,426	63.0	$102,138	43.0
International	236,802	49.9	198,930	37.0	(37,872)	(16.0)
Total	$474,090	100.0	$538,356	100.0	$64,266	13.6
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2012 to 2013

•
United States revenue reflects increases of $64.8 million in Converged Packet Optical sales, $32.5 million in Packet Networking sales, and $6.6 million in Software and Services revenue. These increases were partially offset by a $1.8 million decrease in Optical Transport sales.

•
International revenue reflects decreases of $21.8 million in Optical Transport sales, $9.3 million in Converged Packet Optical sales, $5.7 million in Software and Services revenue and $1.1 million in Packet Networking sales.

A sizable portion of our revenue continues to come from sales to a small number of service providers. As a result, our financial results are significantly affected by and can fluctuate depending upon spending levels and the business opportunities and challenges encountered by our service provider customers. Some of our customers have indicated a procurement strategy to reduce the number of vendors from which they purchase equipment, which could further affect our concentration of revenue where we participate in these efforts. For the third quarter of fiscal 2013, two customers accounted for greater than 10% of revenue and represented 31.8% of total revenue in the aggregate. There were no customers that accounted for greater than 10% of total revenue in the third quarter of fiscal 2012.

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

Services cost of goods sold consists primarily of direct and third-party costs, including employee-related costs, associated with our provision of services including installation, deployment, maintenance support, consulting and training activities and, when applicable, estimated losses on committed customer contracts.

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
The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Quarter Ended July 31,				Increase
	2012	%*	2013	%*	(decrease)	%**
Total revenue	$474,090	100.0	$538,356	100.0	$64,266	13.6
Total cost of goods sold	292,769	61.8	310,135	57.6	17,366	5.9
Gross profit	$181,321	38.2	$228,221	42.4	$46,900	25.9
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2012 to 2013

	Quarter Ended July 31,				Increase
	2012	%*	2013	%*	(decrease)	%**
Product revenue	$373,418	100.0	$437,442	100.0	$64,024	17.1
Product cost of goods sold	225,238	60.3	247,768	56.6	22,530	10.0
Product gross profit	$148,180	39.7	$189,674	43.4	$41,494	28.0
_____________________________________
*    Denotes % of product revenue
**    Denotes % change from 2012 to 2013

	Quarter Ended July 31,				Increase
	2012	%*	2013	%*	(decrease)	%**
Service revenue	$100,672	100.0	$100,914	100.0	$242	0.2
Service cost of goods sold	67,531	67.1	62,367	61.8	(5,164)	(7.6)
Service gross profit	$33,141	32.9	$38,547	38.2	$5,406	16.3
_____________________________________

*    Denotes % of services revenue
**    Denotes % change from 2012 to 2013

•	Gross profit as a percentage of revenue increased as a result of the factors described below.

•
Gross profit on products as a percentage of product revenue increased primarily due to a greater mix of higher margin channel card revenue, lower warranty costs and higher manufacturing efficiencies. Gross margin for the third quarter of fiscal 2013 also benefited from the geographic mix of revenue during the quarter.

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

The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Quarter Ended July 31,				Increase
	2012	%*	2013	%*	(decrease)	%**
Research and development	$88,315	18.6	$93,069	17.3	$4,754	5.4
Selling and marketing	65,397	13.8	75,613	14.0	10,216	15.6
General and administrative	27,876	5.9	32,066	6.0	4,190	15.0
Amortization of intangible assets	12,714	2.7	12,440	2.3	(274)	(2.2)
Restructuring costs	2,291	0.5	202	—	(2,089)	(91.2)
Total operating expenses	$196,593	41.5	$213,390	39.6	$16,797	8.5
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2012 to 2013

•
Research and development expense benefited $1.4 million as a result of foreign exchange rates, primarily due to strengthening of the U.S. dollar in relation to the Canadian dollar. The $4.8 million increase consisted of an $8.0 million increase in employee compensation and related costs and a $1.0 million increase in prototypes. These increases were partially offset by a $4.7 million decrease in professional services. Our prioritization of expense reflects the research and development strategy described above and our focused transition from traditional optical transport platforms toward converged packet networking platforms that promote our OPn Architecture vision.

•
Selling and marketing expense increased by $10.2 million, primarily reflecting increases of $9.4 million in employee compensation and related costs, $1.2 million in facilities and information systems expense and $1.2 million in travel and related expense. These increases were partially offset by a decrease of $1.5 million of freight and logistic costs for demonstration equipment.

•	General and administrative expense increased by $4.2 million reflecting an increase in employee compensation and related costs.

•	Amortization of intangible assets decreased slightly due to certain intangible assets having reached the end of their economic lives.

•
Restructuring costs primarily reflect certain severance and related expense associated with headcount reductions and initiatives to improve efficiency. In an effort to manage operating expense and execute on our strategy to drive additional operating leverage from our business, we have undertaken a number of restructuring activities intended to better align our workforce and operating costs with market opportunities and product development strategies. Restructuring costs for the third quarter of fiscal 2013 reflect costs associated with the initiative previously announced in the first quarter of fiscal 2013 to consolidate and reallocate certain engineering resources. As we look to manage operating expense and drive further efficiency and leverage from our operations, we will continue to assess allocation of headcount, facilities and other resources to ensure that they are optimized toward key growth opportunities.

Other items
The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Quarter Ended July 31,				Increase
	2012	%*	2013	%*	(decrease)	%**
Interest and other income (loss), net	$(2,458)	(0.5)	$(3,167)	(0.6)	$(709)	28.8
Interest expense	$9,597	2.0	$10,972	2.0	$1,375	14.3
Provision for income taxes	$2,490	0.5	$1,923	0.4	$(567)	(22.8)
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2012 to 2013

•
Interest and other income (loss), net decreased reflecting a $1.5 million loss in foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency. This was partially offset by a $0.7 million non-cash gain related to the change in fair value of the embedded redemption feature associated with our 2015 Notes.

•
Interest expense increased reflecting a $0.7 million increase relating to interest on our convertible notes as described in Note 13 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report, and $0.7 million in expense relating to our asset-backed loan facility entered into during the fourth quarter of fiscal 2012.

•	Provision for income taxes decreased primarily due to decreased foreign taxes.

Nine months ended July 31, 2012 compared to the nine months ended July 31, 2013
Revenue
The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Nine Months Ended July 31,				Increase
	2012	%*	2013	%*	(decrease)	%**
Revenue:
Converged Packet Optical	$713,175	52.1	$836,303	55.8	$123,128	17.3
Packet Networking	81,638	6.0	161,658	10.8	80,020	98.0
Optical Transport	281,819	20.6	181,186	12.1	(100,633)	(35.7)
Software and Services	291,760	21.3	320,014	21.3	28,254	9.7
Consolidated revenue	$1,368,392	100.0	$1,499,161	100.0	$130,769	9.6

_____________________________
*    Denotes % of total revenue
**    Denotes % change from 2012 to 2013

•
Converged Packet Optical revenue increased reflecting a $113.2 million increase in sales of our 6500 Packet-Optical Platform, largely driven by service provider demand for high-capacity, optical transport for coherent 40G and 100G network infrastructures. In addition, sales of our 5430 reconfigurable switching system and the OTN configuration for the 5410 Reconfigurable Switching System increased by $26.5 million and $6.2 million respectively. These increases were partially offset by a $22.7 million decrease in sales of our CoreDirector® Multiservice Optical Switches. The strong performance of this segment, particularly as compared to the expected annual revenue declines in Optical Transport segment revenue, reflects the preference of network operators to adopt next-generation architectures that enable the convergence of high-capacity, coherent optical transport with integrated OTN switching and control plane functionality.

•
Packet Networking revenue increased significantly reflecting increases of $77.7 million in sales of our 3000 and 5000 families of service delivery and aggregation switches and a $3.0 million increase in sales of our 5410 Service Aggregation Switch to support wireless backhaul, Ethernet business services and residential broadband applications. Segment revenue benefited from the expansion of Ethernet business services by our North American service provider customers and sales of service delivery and aggregation products in support of their related network initiatives.

•
Optical Transport revenue decreased reflecting sales decreases of $42.0 million in our 4200 Advanced Services Platform, $29.9 million in other stand-alone transport products, $15.4 million of 5100/5200 Advanced Services Platform, $7.9 million of CPL and $5.5 million in our 6100 Multiservice Optical Platform. Revenue for our Optical Transport segment, which currently consists principally of stand-alone WDM and SONET/SDH-based transport platforms, has experienced meaningful declines in annual revenue in recent years, reflecting network operators' transition toward next-generation network architectures as described above.

•
Software and Services revenue increased reflecting increases of $12.7 million in installation and deployment, $9.4 million in software sales, $3.1 million in network transformation consulting and $3.0 million in maintenance and support services revenue.

Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Nine Months Ended July 31,				Increase
	2012	%*	2013	%*	(decrease)	%**
United States	$723,034	52.8	$891,233	59.4	$168,199	23.3
International	645,358	47.2	607,928	40.6	(37,430)	(5.8)
Total	$1,368,392	100.0	$1,499,161	100.0	$130,769	9.6
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2012 to 2013

•
United States revenue reflects increases of $85.6 million in Converged Packet Optical sales, $83.4 million in Packet Networking sales, and $19.5 million in Software and Services revenue. These increases were partially offset by a $20.3 million decrease in Optical Transport sales.

•
International revenue reflects decreases of $80.3 million in Optical Transport sales and $3.4 million in Packet Networking sales. These decreases were offset by a $37.5 million increase in Converged Packet Optical sales and $8.8 million increase in Software and Services revenue.

Cost of Goods Sold and Gross Profit

The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Nine Months Ended July 31,				Increase
	2012	%*	2013	%*	(decrease)	%**
Total revenue	$1,368,392	100.0	$1,499,161	100.0	$130,769	9.6
Total cost of goods sold	836,374	61.1	865,632	57.7	29,258	3.5
Gross profit	$532,018	38.9	$633,529	42.3	$101,511	19.1
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2012 to 2013

	Nine Months Ended July 31,				Increase
	2012	%*	2013	%*	(decrease)	%**
Product revenue	$1,091,817	100.0	$1,203,716	100.0	$111,899	10.2
Product cost of goods sold	657,362	60.2	683,730	56.8	26,368	4.0
Product gross profit	$434,455	39.8	$519,986	43.2	$85,531	19.7
_____________________________________
*    Denotes % of product revenue
**    Denotes % change from 2012 to 2013

	Nine Months Ended July 31,				Increase
	2012	%*	2013	%*	(decrease)	%**
Service revenue	$276,575	100.0	$295,445	100.0	$18,870	6.8
Service cost of goods sold	179,012	64.7	181,902	61.6	2,890	1.6
Service gross profit	$97,563	35.3	$113,543	38.4	$15,980	16.4
_____________________________________
*    Denotes % of services revenue

**    Denotes % change from 2012 to 2013

•	Gross profit as a percentage of revenue increased as a result of the factors described below.

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

Operating Expense
The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Nine Months Ended July 31,				Increase
	2012	%*	2013	%*	(decrease)	%**
Research and development	$268,378	19.6	$282,981	18.9	$14,603	5.4
Selling and marketing	192,325	14.1	216,676	14.4	24,351	12.7
General and administrative	84,210	6.2	91,157	6.1	6,947	8.2
Amortization of intangible assets	39,152	2.9	37,332	2.5	(1,820)	(4.6)
Restructuring costs	5,864	0.4	6,741	0.4	877	15.0
Total operating expenses	$589,929	43.2	$634,887	42.3	$44,958	7.6
_____________________________________

*    Denotes % of total revenue
**    Denotes % change from 2012 to 2013

•
Research and development expense benefited $2.0 million, as a result of foreign exchange rates, primarily due to strengthening of the U.S. dollar in relation to the Canadian dollar. The increase of $14.6 million primarily reflects increases of $13.3 million in employee compensation and related costs, $7.6 million in prototype expense, and $2.8 million in facilities and information systems expense. These increases were partially offset by a $10.0 million decrease in professional services and a $1.0 million decrease in depreciation expense.

•
Selling and marketing expense increased $24.4 million, primarily reflecting increases of $15.3 million in employee compensation and related costs, $5.2 million in facilities and information systems expense, $3.8 million of travel and related costs, $1.0 million in trade show and demonstration equipment expense and $1.0 million in professional services. These increases were partially offset by a decrease of $1.7 million of freight and logistic costs for demonstration equipment.

•
General and administrative expense increased $6.9 million, primarily reflecting increases of $7.7 million in employee compensation and related costs and $1.3 million in professional services. These increases were partially offset by a $2.5 million decrease in facilities and information systems expense,

•	Amortization of intangible assets decreased due to certain intangible assets having reached the end of their economic lives.

•
Restructuring costs primarily reflect certain severance and related expense associated with headcount reductions and initiatives to improve efficiency. During the first quarter of fiscal 2013, we announced an initiative to achieve greater research and engineering efficiencies by consolidating and reallocating certain engineering resources to ensure alignment with development priorities. These activities resulted in a headcount reduction affecting approximately 85 employees, principally in our global products group in North America. We believe these actions will facilitate synergies across our engineering teams and further clarify the mandate of each of our remaining research and development centers. In addition, we implemented a headcount reduction of a small number of sales and services resources in EMEA in order to free up investment capacity and reallocate global resources to better support our evolving go-to-market sales coverage model described above. In the second quarter of fiscal 2013, we reorganized certain supply chain and administrative activities primarily in the APAC region. During fiscal 2013, we have incurred approximately $6.7 million in restructuring costs, including expense related to the actions above. As we look to manage operating expense and drive further efficiency and leverage from our operations, we will continue to assess allocation of headcount, facilities and other resources to ensure that they are optimized toward key growth opportunities.

Other items
The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Nine Months Ended July 31,				Increase
	2012	%*	2013	%*	(decrease)	%**
Interest and other income (loss), net	$(11,732)	(0.9)	$(6,020)	(0.4)	$5,712	(48.7)
Interest expense	$28,813	2.1	$33,096	2.2	$4,283	14.9
Loss on extinguishment of debt	$—	0.0	$28,630	1.9	$28,630	—
Provision for income taxes	$6,794	0.5	$6,530	0.4	$(264)	(3.9)
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2012 to 2013

•	Interest and other income (loss), net improved primarily reflecting a $5.9 million non-cash gain related to the change in fair value of the embedded redemption feature associated with our 2015 Notes.

•
Interest expense increased reflecting increases of $2.9 million relating to our convertible note exchange transactions during the first quarter of fiscal 2013 as described in Note 13 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report, and $2.0 million in expense relating to our asset-backed loan facility entered into during the fourth quarter of fiscal 2012. These increases were partially offset by a decrease of interest paid in the first nine months of fiscal 2013 of $0.6 million, principally due to the repayment of our 0.25% convertible senior notes at maturity in the second quarter of fiscal 2013.

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

•	Provision for income taxes remained relatively unchanged.

Segment Profit (Loss)

The table below (in thousands, except percentage data) sets forth the changes in our segment profit (loss) for the respective periods:

	Quarter Ended July 31,
	2012	2013	Increase (decrease)	%*
Segment profit (loss):
Converged Packet Optical	$37,086	$66,952	$29,866	80.5
Packet Networking	$906	$7,620	$6,714	741.1
Optical Transport	$31,410	$29,459	$(1,951)	(6.2)
Software and Services	$23,604	$31,121	$7,517	31.8
_____________________________________
*    Denotes % change from 2012 to 2013

•	Converged Packet Optical segment profit increased primarily due to increased sales volume and improved gross margin, partially offset by increased research and development costs.

•	Packet Networking segment profit improvement was primarily due to increased sales volume, partially offset by increased research and development costs.

•	Optical Transport segment profit decreased primarily due to reduced sales volume, partially offset by improved gross margin and lower research and development costs.

•	Software and Services segment profit increased primarily due to increased sales volume and improved gross margin.

	Nine Months Ended July 31,
	2012	2013	Increase (decrease)	%*
Segment profit (loss):
Converged Packet Optical	$112,574	$171,598	$59,024	52.4
Packet Networking	$(6,496)	$15,259	$21,755	334.9
Optical Transport	$94,591	$71,459	$(23,132)	(24.5)
Software and Services	$62,971	$92,232	$29,261	46.5
_____________________________________
*    Denotes % change from 2012 to 2013

•	Converged Packet Optical segment profit increased primarily due to increased sales volume and improved gross margin, partially offset by increased research and development costs.

•	Packet Networking segment profit improvement was due to increased sales volume and improved gross margin, partially offset by increased research and development costs.

•	Optical Transport segment profit decreased primarily due to reduced sales volume, partially offset by improved gross margin and lower research and development costs.

•	Software and Services segment profit increased primarily due to increased sales volume and improved gross margin.

Liquidity and Capital Resources
At July 31, 2013, our principal sources of liquidity were cash and cash equivalents, short-term investments and long-term investments in marketable debt securities, representing U.S. treasuries. The following table summarizes our cash and cash equivalents and short-term and long-term investments (in thousands):

	October 31, 2012	July 31, 2013	Increase (decrease)
Cash and cash equivalents	$642,444	$378,179	$(264,265)
Short-term investments in marketable debt securities	50,057	99,981	49,924
Long-term investments in marketable debt securities	—	15,022	15,022
Total cash and cash equivalents and investments in marketable debt securities	$692,501	$493,182	$(199,319)

The change in total cash and cash equivalents and investments in marketable debt securities during the first nine months of fiscal 2013 was primarily related to the following:

•	$41.1 million cash generated from operations, consisting of $116.0 million provided by net loss (adjusted for non-cash charges) and $74.8 million used in working capital;

•
$31.9 million used for purchases of equipment, furniture, fixtures and intellectual property, partially offset by $1.9 million transferred from restricted cash due to a decrease in the amount of collateral required to support our standby letters of credit;

•	$216.2 million used to pay our 0.25% convertible senior notes at maturity;

•	$3.7 million used for transaction costs for the private exchange offers relating to our 2015 Notes completed during the first quarter of fiscal 2013 as described in "Overview" above;

•	$2.4 million used relating to payment of capital lease obligations; and

•	$14.1 million primarily from stock issuances under our employee stock purchase plan.

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
The following sections set forth the components of our $41.1 million of cash generated by operating activities during the first nine months of fiscal 2013:
Net loss (adjusted for non-cash charges)
The following table sets forth (in thousands) our net loss (adjusted for non-cash charges) during the period:

Nine months ended
July 31, 2013
Net loss	$(75,634)
Adjustments for non-cash charges:
Loss on extinguishment of debt	28,630
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	42,613
Share-based compensation costs	28,032
Amortization of intangible assets	53,485
Provision for inventory excess and obsolescence	15,301
Provision for warranty	15,148
Other	8,384
Net loss (adjusted for non-cash charges)	$115,959

Working Capital

Accounts Receivable, Net

The accounts receivable increase during the first nine months of fiscal 2013, net of $1.9 million in provision for doubtful accounts, was $86.8 million. This increase was primarily due to increased revenues. Our days sales outstanding (DSOs) increased from 75 days for the first nine months of fiscal 2012 to 78 days for the first nine months of fiscal 2013.

The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts, from the end of fiscal 2012 through the end of the third quarter of fiscal 2013:

	October 31, 2012	July 31, 2013	Increase (decrease)
Accounts receivable, net	$345,496	$430,424	$84,928

Inventory

Cash generated by inventory during the first nine months of fiscal 2013 was $9.3 million. Our inventory turns increased from 3.6 turns during the first nine months of fiscal 2012 to 3.9 turns during the first nine months of fiscal 2013. During the first nine months of fiscal 2013 the net change in inventory was $24.6 million which reflects a $15.3 million non-cash provision taken for excess and obsolescence. The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2012 through the end of the third quarter of fiscal 2013:

	October 31, 2012	July 31, 2013	Increase (decrease)
Raw materials	$39,678	$51,549	$11,871
Work-in-process	10,736	7,931	(2,805)
Finished goods	178,210	147,757	(30,453)
Deferred cost of goods sold	71,484	70,955	(529)
Gross inventory	300,108	278,192	(21,916)
Provision for inventory excess and obsolescence	(40,010)	(42,662)	(2,652)
Inventory	$260,098	$235,530	$(24,568)

Prepaid expense and other

The increase in prepaid expense and other during the first nine months of fiscal 2013 was $57.0 million and primarily related to increases in prepaid value added tax, maintenance spares, product demonstration units and deferred deployment expense.

Accounts payable, accruals and other obligations

Cash generated by accounts payable, accruals and other obligations during the first nine months of fiscal 2013 was $49.3 million. Changes in accrued liabilities reflect a $15.1 million non-cash provision related to warranties. Changes in accounts payable reflect a decrease of $4.0 million for investing activities related to equipment purchases.

The following table sets forth (in thousands) changes in our accounts payable, accruals and other obligations from the end of fiscal 2012 through the end of the third quarter of fiscal 2013:

	October 31, 2012	July 31, 2013	Increase (decrease)
Accounts payable	$179,704	$208,707	$29,003
Accrued liabilities	209,540	240,140	30,600
Other long-term obligations	31,779	33,279	1,500
Accounts payable, accruals and other obligations	$421,023	$482,126	$61,103

Interest Paid on Convertible Notes and Credit Facility

The final interest payment due on our 0.25% convertible senior notes was paid on May 1, 2013. We paid $0.3 million of interest on these convertible notes during the first nine months of fiscal 2013. The remaining principal amount outstanding on these notes was paid at maturity during the second quarter of fiscal 2013 and the notes are no longer outstanding.

Interest on our outstanding 4.0% convertible senior notes, due March 15, 2015, is payable on March 15 and September 15 of each year. Upon completion of the debt exchange described above, we paid $2.1 million in accrued interest on these notes with respect to the portion exchanged. We paid $3.8 million of interest on these convertible notes during the first nine months of fiscal 2013.

Interest on our outstanding 0.875% convertible senior notes, due June 15, 2017, is payable on June 15 and December 15 of each year. We paid $4.4 million in interest on these convertible notes during the first nine months of fiscal 2013.

Interest on our outstanding 3.75% convertible senior notes, due October 15, 2018, is payable on April 15 and October 15 of each year. We paid $6.6 million in interest on these convertible notes during the first nine months of fiscal 2013.

Interest on our outstanding 4.0% convertible senior notes, due December 15, 2020, is payable on June 15 and December 15 of each year. We paid $3.5 million in interest on these convertible notes during the first nine months of fiscal 2013.

During the fourth quarter of fiscal 2012, Ciena utilized the Credit Facility to collateralize certain standby letters of credit. We paid $1.1 million in commitment fees, interest expense and other administrative charges relating to the Credit Facility during the first nine months of fiscal 2013.

Deferred revenue

Deferred revenue increased by $10.4 million during the first nine months of fiscal 2013. Product deferred revenue represents payments received in advance of shipment and payments received in advance of our ability to recognize revenue. Services deferred revenue is related to payment for service contracts that will be recognized over the contract term. The following table reflects (in thousands) the balance of deferred revenue and the change in this balance from the end of fiscal 2012 through the first nine months of fiscal 2013:

	October 31, 2012	July 31, 2013	Increase (decrease)
Products	$29,279	$34,865	$5,586
Services	77,797	82,625	4,828
Total deferred revenue	$107,076	$117,490	$10,414

Asset-Backed Credit Facility
During fiscal 2012, Ciena entered into a $150.0 million senior secured asset-based revolving credit facility (the “Credit Facility”). The Credit Facility matures on August 13, 2015, provided that it will mature early on December 15, 2014, if any of Ciena's 4.0% senior convertible notes due March 15, 2015 are then outstanding. Ciena principally uses and expects to continue to use the Credit Facility to support the issuance of letters of credit that arise in the ordinary course of its business and thereby to reduce its use of cash required to collateralize these instruments. As of July 31, 2013, letters of credit totaling $43.7 million were collateralized by the Credit Facility. There were no borrowings outstanding under the Credit Facility as of July 31, 2013.

Contractual Obligations

During the first quarter of fiscal 2013, we completed the debt exchange transactions described above and issued new 4.0% convertible senior notes, due December 15, 2020. In addition, see Note 19 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report for information regarding the extension of the term of Ciena’s lease of the “Lab 10” building on the former Nortel Carling Campus in Ottawa, Canada subsequent to the end of the third quarter of fiscal 2013. The following is a summary of our future minimum payments under contractual obligations as of July 31, 2013 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Principal due at maturity on convertible notes (1)	$1,254,627	$—	$187,500	$500,000	$567,127
Interest due on convertible notes	160,938	32,500	57,500	45,625	25,313
Operating leases (2)	151,657	30,586	48,450	19,749	52,872
Purchase obligations (3)	158,595	158,595	—	—	—
Capital leases	6,469	3,578	2,691	200	—
Other obligations	2,040	1,083	943	14	—
Total (4)	$1,734,326	$226,342	$297,084	$565,588	$645,312
_____________________________________

(1)	Includes the accretion of the principal amount on the 2020 Notes payable at maturity at a rate of 1.85% per year compounded semi-annually, commencing December 27, 2012.

(2)	Does not include variable insurance, taxes, maintenance and other costs required by the applicable operating lease. These costs are not expected to have a material future impact.

(3)
Purchase obligations relate to purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of the amount reported above relates to firm, non-cancelable and unconditional obligations.

(4)
As of July 31, 2013, we also had approximately $11.8 million of other long-term obligations in our Condensed Consolidated Balance Sheet for unrecognized tax positions that are not included in this table because the timing or amount of any cash settlement with the respective tax authority cannot be reasonably estimated.

Some of our commercial commitments, including some of the future minimum payments in operating leases set forth above and certain commitments to customers, are secured by standby letters of credit collateralized under our Credit Facility or restricted cash. Restricted cash balances are included in other current assets or other long-term assets depending upon the duration of the underlying letter of credit obligation. The following is a summary, as of July 31, 2013, of our commitments secured by standby letters of credit by expiration date (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Standby letters of credit	$46,038	$18,633	$15,554	$2,158	$9,693

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

Our total deferred revenue for products was $29.3 million and $34.9 million as of October 31, 2012 and July 31, 2013, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $77.8 million and $82.6 million as of October 31, 2012 and July 31, 2013, respectively.

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

Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measure of estimated fair value of our share-based compensation. See Note 16 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of July 31, 2013, total unrecognized compensation expense was $60.8 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.4 years.

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
For fiscal 2013, the Compensation Committee has approved an annual cash incentive arrangement generally applicable to full-time employees excluding commissioned salespersons, with the aggregate amount of any awards payable dependent upon the achievement of certain financial and operational goals for fiscal 2013. Given that the awards are generally contingent upon achieving annual objectives, the payment of cash incentive awards is not expected to be made until after fiscal year-end results are finalized. As a result, the expense that we accrue for incentive compensation in any interim period in fiscal 2013 is based upon estimates of expected financial results for the year and expected performance against relevant operating objectives. Because assessing actual performance against many of these objectives cannot generally occur until at or near fiscal year-end, determining the amount of expense that we incur in our interim financial statements for incentive compensation involves management judgment. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are higher or lower than expected. We incurred an aggregate of $37.0 million of expense in the first nine months of fiscal 2013 associated with our cash incentive bonus plan for fiscal 2013.
Reserve for Inventory Obsolescence

We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. Upon recognition of the write down, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In an effort to limit our exposure to delivery delays and to satisfy customer needs we purchase inventory based on forecasted sales across our product lines. In addition, part of our research and development strategy is to promote the convergence of similar features and functionalities across our product lines. Each of these practices exposes us to the risk that our customers will not order products for which we have forecasted sales, or will purchase less than we have forecasted. Historically, we have experienced write downs due to changes in our strategic direction, discontinuance of a product and declines in market conditions. We recorded charges for excess and obsolete inventory of $19.1 million and $15.3 million in the first nine months of fiscal 2012 and 2013, respectively. The charges in fiscal 2013 primarily related to engineering design changes and the discontinuance of certain parts and components used in the manufacture of our Optical Transport and Converged Packet Optical products. Our inventory net of allowance for excess and obsolescence was $260.1 million and $235.5 million as of October 31, 2012 and July 31, 2013, respectively.

Allowance for Doubtful Accounts Receivable

Our allowance for doubtful accounts receivable is based on management's assessment, on a specific identification basis, of the collectibility of customer accounts. We perform ongoing credit evaluations of our customers and generally have not required collateral or other forms of security from customers. In determining the appropriate balance for our allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectibility. In doing so, we consider creditworthiness, payment history, account activity and communication with such customer. If a customer's financial condition changes, or if actual defaults are higher than our historical experience, we may be required to take a charge for an allowance for doubtful accounts receivable which could have an adverse impact on our results of operations. Our accounts receivable, net of allowance for doubtful accounts, was $345.5 million and $430.4 million as of October 31, 2012 and July 31, 2013, respectively. Our allowance for doubtful accounts was $1.5 million and $2.0 million as of October 31, 2012 and July 31, 2013, respectively.

Long-lived Assets

Our long-lived assets include: equipment, furniture and fixtures, finite-lived intangible assets and maintenance spares. As of October 31, 2012 and July 31, 2013 these assets totaled $438.3 million and $381.9 million, net, respectively. We test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets' carrying amount is not recoverable from its undiscounted cash flows. Our long-lived assets are assigned to asset groups which represents the lowest level for which we identify cash flows.

Deferred Tax Valuation Allowance

As of July 31, 2013, we have recorded a valuation allowance offsetting nearly all our net deferred tax assets of $1.5 billion. When measuring the need for a valuation allowance, we assess both positive and negative evidence regarding the realizability of these deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as our operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, our cumulative loss during this three-year period represents sufficient negative evidence regarding the need for nearly a full valuation allowance. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income or as an adjustment to paid-in capital, based on tax ordering requirements.

Warranty

Our liability for product warranties, included in other accrued liabilities, was $55.1 million and $53.4 million as of October 31, 2012 and July 31, 2013, respectively. Our products are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties was $23.5 million and $15.1 million for the first nine months of fiscal 2012 and 2013, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.

Interest Rate Sensitivity. We currently hold investments in U.S. Government obligations with varying maturities. See Notes 4 and 5 to our Condensed Consolidated Financial Statements for information relating to investments and fair value. These investments are sensitive to interest rate movements and their fair value will decline as interest rates rise and increase as interest rates decline. The estimated impact on these investments of a 100 basis point (1.0%) increase in interest rates across the yield curve from rates in effect as of the balance sheet date would be a $0.3 million decline in value.

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
With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in Canadian Dollars, British Pounds, Euros and Indian Rupees. During the first nine months of fiscal 2013, approximately 48.5% of our operating expense was non-U.S. dollar denominated. If these currencies strengthen, costs reported in U.S. dollars will increase. During the first nine months of fiscal 2013, research and development expense benefited approximately $2.0 million, net of hedging, due to the strengthening of the U.S. dollar in relation to the Indian Rupee and the Canadian Dollar in comparison to the first nine months of fiscal 2012.
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
From time to time, Ciena also uses foreign currency forwards to hedge certain balance sheet exposures. These forwards are not designated as hedges for accounting purposes and any net gain or loss associated with these derivatives is reported in interest and other income, net. See Note 2 and Note 12 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On July 26, 2013, Ciena and Cheetah Omni LLC entered into a settlement agreement relating to patent litigation pending in the United States District Court for the Eastern District of Texas. The proceeding arose on July 29, 2011, when Cheetah Omni filed a complaint against Ciena and several other defendants alleging that certain of the parties' products infringe upon multiple U.S. patents relating to reconfigurable optical add-drop multiplexer (ROADM) technologies. The complaint sought injunctive relief and damages. Under the terms of the settlement, Ciena agreed to make a one-time payment of $1.5 million to Cheetah Omni in exchange for a fully paid-up license to all of the patents-in-suit, a release from all claims for damages and other relief relating to such patents, and a covenant not to sue Ciena at any time on any non-medical patents owned by or assigned to Cheetah Omni on the effective date of the settlement agreement and through July 26, 2017. On August 9, 2013, the district court granted the parties' joint stipulation of dismissal with prejudice.
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
Our business and operating results could be materially adversely affected by reduced customer spending in response to unfavorable or uncertain macroeconomic and market conditions, globally or with respect to a particular region where we operate. Broad macroeconomic weakness and market volatility have previously resulted in sustained periods of decreased demand for our products and services that have adversely affected our operating results. Macroeconomic and market conditions could be adversely affected by a variety of political, economic or other factors in the U.S. and elsewhere that could adversely affect spending levels, including the effect of the U.S. governmental budget discussions and the impact of any sequestration or cessation of government operations, as well as volatility or deteriorating conditions in the markets in which we operate, including continuing challenges in Europe. Continuation of, or an increase in, macroeconomic uncertainty or weakness could result in:

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

The market for communications networking equipment is characterized by rapidly evolving technologies and changes in market demand. We continually invest in research and development to sustain or enhance our existing products and develop or acquire new product technologies. Our current development efforts are focused upon enhancing our software applications, extending our OneConnect control plane across the 5400 and 6500 platform families, expanding packet applications on service delivery switches, aggregation switches, and coherent optical transport platforms, extending our WaveLogic chipset, enabling 40G and 100G coherent optical transport across our portfolio, and introducing 400G transmission products. There is often a lengthy period between commencing these development initiatives and bringing new or improved products to market. During this time, technology preferences, customer demand and the market for our products, or those introduced by our competitors, may move in directions we had not anticipated. There is no guarantee that our new products or enhancements will achieve market acceptance or that the timing of market adoption will be as predicted. There is a significant possibility, therefore, that some of our development decisions, including significant expenditures on acquisitions, research and development costs, or investments in technologies, will not turn out as anticipated, and that our investment in some projects will be unprofitable. There is also a possibility that we may miss a market opportunity because we failed to invest, or invested too late, in a technology, product or enhancement sought by our customers, or addressing growth markets or emerging customer segments or applications beyond our traditional customer base. Changes in market demand or investment priorities may also cause us to discontinue existing or planned development for new products or features, which can have a disruptive effect on our relationships with customers. If we fail to make the right investments or fail to make them at the right time, our competitive position may suffer and our revenue and profitability could be harmed.
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

At July 31, 2013, indebtedness on our outstanding convertible notes totaled approximately $1.2 billion in aggregate principal, including the accretion of principal at maturity on our 2020 Notes. Our indebtedness could have important negative consequences, including:

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

We have recently undertaken and expect to undertake a number of significant facilities transitions affecting a number of our largest employee populations, including our headquarters facility. In addition, the lease of our “Lab 10” building on the Carling Campus in Ottawa, Canada will expire in fiscal 2017 and the lease for our research and development facility in Gurgaon, India will expire in fiscal 2014. Both locations include sophisticated research and development lab equipment and key engineering personnel. We are currently considering facilities and development alternatives in advance of the expiration of these leases. However, locating appropriate alternative space for our engineering operations may be costly and there can be no assurance that the transition of key engineering functions to a successor facility will not be disruptive or adversely affect productivity. Significant facilities transitions could be disruptive to our operations and may result in unanticipated expense and adversely affect our cash position and cash flows.

Restructuring activities could disrupt our business and affect our results of operations.

We have previously taken steps, including reductions in force, office closures, and internal reorganizations to reduce the size and cost of our operations, improve efficiencies, or realign our organization and staffing to better match our market opportunities and our technology development initiatives. We may take similar steps in the future as we seek to realize operating synergies, optimize our operations to achieve our target operating model and profitability objectives, or better reflect changes in the strategic direction of our business. These changes could be disruptive to our business, including development efforts, and may result in significant expense including accounting charges for inventory and technology-related write-offs, workforce reduction costs and charges relating to consolidation of excess facilities. Substantial expense or charges resulting from restructuring activities could adversely affect our results of operations and use of cash in those periods in which we undertake such actions.

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

As of July 31, 2013, our balance sheet includes $381.9 million in long-lived assets, which includes $203.7 million of intangible assets. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These assumptions are used to forecast future, undiscounted cash flows upon which our estimates are based. Periods of significant uncertainty or instability of macroeconomic conditions can make forecasting future business difficult. If actual market conditions differ or our forecasts change, we may be required to reassess long-lived assets and could record an impairment charge. Any impairment charge relating to long-lived assets would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

10.1
Second Lease Amending Agreement dated August 29, 2013 by and between Her Majesty the Queen in Right of Canada, as Represented by the Minister of Public Works and Government Services, as landlord, and Ciena Canada, Inc., as tenant (a)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Incorporated herein by reference to Ciena's Current Report on Form 8-K filed on August 29, 2013

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

Ciena Corporation
Date:	September 11, 2013	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	September 11, 2013	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)