Form 10-Q
period 2014-01-31
CIENA CORP
filed 2014-03-07
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2014
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 28, 2014
common stock, $0.01 par value	105,028,191

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended January 31,
	2013	2014
Revenue:
Products	$353,057	$432,941
Services	100,036	100,762
Total revenue	453,093	533,703
Cost of goods sold:
Products	196,521	245,216
Services	60,777	62,636
Total cost of goods sold	257,298	307,852
Gross profit	195,795	225,851
Operating expenses:
Research and development	89,125	101,497
Selling and marketing	66,588	78,348
General and administrative	28,208	30,097
Amortization of intangible assets	12,453	12,439
Restructuring costs	5,030	115
Total operating expenses	201,404	222,496
Income (loss) from operations	(5,609)	3,355
Interest and other income (loss), net	(137)	(5,998)
Interest expense	(10,732)	(11,028)
Loss on extinguishment of debt	(28,630)	—
Loss before income taxes	(45,108)	(13,671)
Provision for income taxes	2,216	2,265
Net loss	$(47,324)	$(15,936)
Basic net loss per common share	$(0.47)	$(0.15)
Diluted net loss per potential common share	$(0.47)	$(0.15)
Weighted average basic common shares outstanding	101,204	104,501
Weighted average dilutive potential common shares outstanding	101,204	104,501

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Quarter Ended January 31,
	2013	2014
Net loss	$(47,324)	$(15,936)
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(44)	21
Change in unrealized gain (loss) on foreign currency forward contracts, net of tax	77	(1,974)
Change in cumulative translation adjustment	960	(5,100)
Other comprehensive income (loss)	993	(7,053)
Total comprehensive loss	$(46,331)	$(22,989)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31, 2013	January 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$346,487	$330,084
Short-term investments	124,979	94,993
Accounts receivable, net	488,578	518,915
Inventories	249,103	284,124
Prepaid expenses and other	186,655	188,848
Total current assets	1,395,802	1,416,964
Long-term investments	15,031	15,038
Equipment, furniture and fixtures, net	119,729	119,446
Other intangible assets, net	185,828	168,938
Other long-term assets	86,380	80,229
Total assets	$1,802,770	$1,800,615
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$254,849	$245,828
Accrued liabilities	271,656	274,092
Deferred revenue	88,550	96,236
Total current liabilities	615,055	616,156
Long-term deferred revenue	23,620	24,164
Other long-term obligations	34,753	34,010
Long-term convertible notes payable	1,212,019	1,213,146
Total liabilities	1,885,447	1,887,476
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 103,705,709 and 104,973,681 shares issued and outstanding	1,037	1,050
Additional paid-in capital	5,893,880	5,912,671
Accumulated other comprehensive loss	(7,774)	(14,826)
Accumulated deficit	(5,969,820)	(5,985,756)
Total stockholders’ equity (deficit)	(82,677)	(86,861)
Total liabilities and stockholders’ equity (deficit)	$1,802,770	$1,800,615

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended January 31,
	2013	2014
Cash flows used in operating activities:
Net loss	$(47,324)	$(15,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	28,630	—
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	14,745	13,328
Share-based compensation costs	8,320	11,392
Amortization of intangible assets	17,838	16,890
Provision for inventory excess and obsolescence	3,580	5,439
Provision for warranty	4,029	7,974
Other	2,641	2,175
Changes in assets and liabilities:
Accounts receivable	(49,540)	(31,291)
Inventories	(10,383)	(40,460)
Prepaid expenses and other	(25,785)	(252)
Accounts payable, accruals and other obligations	6,121	(14,647)
Deferred revenue	1,402	8,230
Net cash used in operating activities	(45,726)	(37,158)
Cash flows provided by (used in) investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(12,243)	(15,776)
Restricted cash	627	(33)
Purchase of available for sale securities	(84,918)	(54,991)
Proceeds from maturities of available for sale securities	50,000	85,441
Net cash provided by (used in) investing activities	(46,534)	14,641
Cash flows from financing activities:
Payment for debt and equity issuance costs	(3,237)	—
Payment of capital lease obligations	(676)	(762)
Proceeds from issuance of common stock	5,820	7,412
Net cash provided by financing activities	1,907	6,650
Effect of exchange rate changes on cash and cash equivalents	176	(536)
Net decrease in cash and cash equivalents	(90,353)	(15,867)
Cash and cash equivalents at beginning of period	642,444	346,487
Cash and cash equivalents at end of period	$552,267	$330,084
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,739	$6,333
Cash paid during the period for income taxes, net	$3,259	$4,086
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$4,215	$4,401
Debt issuance costs in accrued liabilities	$219	$—
Fixed assets acquired under capital leases	$646	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	INTERIM FINANCIAL STATEMENTS
The interim financial statements included herein for Ciena Corporation (“Ciena”) have been prepared by Ciena, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments that Ciena considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial position of Ciena at the date of the interim balance sheets. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of October 31, 2013 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, Ciena believes that the disclosures are adequate to understand the information presented herein. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with Ciena’s audited consolidated financial statements and the notes thereto included in Ciena’s annual report on Form 10-K for the fiscal year ended October 31, 2013.
Ciena has a 52 or 53-week fiscal year, which ends on the Saturday nearest to the last day of October of each year. Fiscal 2014 and 2013 are 52-week fiscal years. For purposes of financial statement presentation, each fiscal year is described as having ended on October 31, and each fiscal quarter is described as having ended on January 31, April 30 and July 31 of each fiscal year.

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

Segment Reporting

Ciena's chief operating decision maker, its chief executive officer, evaluates the company's performance and allocates resources based on multiple factors, including measures of segment profit (loss). Operating segments are defined as components of an enterprise that engage in business activities that may earn revenue and incur expense, for which discrete financial information is available, and for which such information is evaluated regularly by the chief operating decision maker for purposes of allocating resources and assessing performance. Ciena considers the following to be its operating segments for reporting purposes: (i) Converged Packet Optical, (ii) Packet Networking, (iii) Optical Transport, and (iv) Software and Services. See Note 17 below.

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

Software revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. In instances where final acceptance criteria of the software are specified by the customer, revenue is deferred until there are no uncertainties regarding customer acceptance.

Ciena limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.

Revenue for multiple element arrangements is allocated to each unit of accounting based on the relative selling price of each delivered element, with revenue recognized for each delivered element when the revenue recognition criteria are met. Ciena determines the selling price for each deliverable based upon the selling price hierarchy for multiple-deliverable arrangements. Under this hierarchy, Ciena uses vendor-specific objective evidence ("VSOE") of selling price, if it exists, or third party evidence ("TPE") of selling price if VSOE does not exist. If neither VSOE nor TPE of selling price exists for a deliverable, Ciena uses its best estimate of selling price ("BESP") for that deliverable. For multiple element software arrangements where VSOE of undelivered maintenance does not exist, revenue for the entire arrangement is recognized over the maintenance term.

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

Share-Based Compensation Expense

Ciena measures and recognizes compensation expense for share-based awards based on estimated fair values on the date of grant. Ciena estimates the fair value of each option-based award on the date of grant using the Black-Scholes option-pricing model. This model is affected by Ciena's stock price as well as estimates regarding a number of variables, including expected stock price volatility over the expected term of the award and projected employee stock option exercise behaviors. Ciena estimates the fair value of each restricted stock unit award based on the fair value of the underlying common stock on the date of grant. In each case, Ciena only recognizes expense in its Condensed Consolidated Statement of Operations for those stock options or restricted stock units that are ultimately expected to vest. Ciena recognizes the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based expense over the performance period, using graded vesting, which considers each performance period or tranche separately, based upon its determination of whether it is probable that the performance targets will be achieved. At each reporting period, Ciena reassesses the probability of achieving the performance targets and the performance period required to meet those targets. Ciena uses the straight-line method to record expense for shared-based awards with only service-based vesting. See Note 16 below.

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

In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. In addition, tax authorities periodically audit Ciena's income tax returns. These audits examine significant tax filing positions, including the timing and amounts of deductions and the allocation of income tax expenses among tax jurisdictions. Ciena is currently under audit in India for 2008 through 2011 and in Canada for 2010 through 2012. Management does not expect the outcome of these audits to have a material adverse effect on Ciena's consolidated financial position, results of operations or cash flows. Ciena's major tax jurisdictions and the earliest open tax years are as follows: United States (2010), United Kingdom (2012), Canada (2009) and India (2008). However, limited adjustments can be made to Federal U.S. tax returns in earlier years in order to reduce net operating loss carryforwards. Ciena classifies interest and penalties related to uncertain tax positions as a component of income tax expense. All of the uncertain tax positions, if recognized, would decrease the effective income tax rate.

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

Foreign Currency

Some of Ciena's foreign branch offices and subsidiaries use the U.S. dollar as their functional currency because Ciena, as the U.S. parent entity, exclusively funds the operations of these branch offices and subsidiaries. For those subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date, and the statement of operations is translated at a monthly average rate. Resulting translation adjustments are recorded directly to a separate component of stockholders' equity. Where the monetary assets and liabilities are transacted in a currency other than the entity's functional currency, re-measurement adjustments are recorded in interest and other income (loss), net on the Condensed Consolidated Statement of Operations. Interest and other income (loss), net reflects a net loss on foreign currency re-measurement and exchange rate changes of $0.2 million and $5.9 million for the three months ended January 31, 2013 and 2014, respectively.

Derivatives

Ciena's 4.0% convertible senior notes due March 15, 2015 (the "2015 Notes") include a redemption feature that is accounted for as a separate embedded derivative. The embedded redemption feature is recorded at fair value on a recurring basis, and these changes are included in interest and other income (loss), net on the Condensed Consolidated Statement of Operations. Interest and other income (loss), net reflects an increase in fair value of $0.3 million for the three months ended January 31, 2013 and a reduction in fair value of $1.1 million for the three months ended January 31, 2014.

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

From time to time, Ciena uses foreign currency forwards to hedge certain balance sheet exposures. These forwards are not designated as hedges for accounting purposes, and any net gain or loss associated with these derivatives is reported in interest and other income (loss), net on the Condensed Consolidated Statement of Operations. Interest and other income (loss), net reflects a loss of $0.2 million and a gain of $1.4 million related to foreign currency forward contracts for the three months ended January 31, 2013 and 2014, respectively. See Note 12 below.

Computation of Net Income (Loss) per Share

Ciena calculates basic earnings per share ("EPS") by dividing earnings attributable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS includes other potential dilutive shares that would be outstanding if securities or contracts to issue common stock were exercised or converted into common stock. Ciena uses a dual presentation of basic and diluted EPS on the face of its income statement. A reconciliation of the numerator and denominator used for the basic and diluted EPS computations is set forth in Note 15 below.

Software Development Costs

Ciena develops software for sale to its customers. GAAP requires the capitalization of certain software development costs that are incurred subsequent to the date technological feasibility is established and prior to the date the product is generally available for sale. The capitalized cost is then amortized straight-line over the estimated life of the product. Ciena defines technological feasibility as being attained at the time a working model is completed. To date, the period between Ciena achieving technological feasibility and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, Ciena has not capitalized any software development costs.

Newly Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard update was effective for Ciena beginning in the first quarter of fiscal 2014. Ciena has determined that reclassifications from other comprehensive income to net income are immaterial for separate financial statement presentation.

(3)	RESTRUCTURING COSTS

Ciena has undertaken a number of restructuring activities intended to reduce expense and better align its workforce and costs with market opportunities, product development and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the three months ended January 31, 2014 (in thousands):

	Workforce reduction	Consolidation of excess facilities	Total
Balance at October 31, 2013	$80	$1,936	$2,016
Additional liability recorded	106	9	115
Cash payments	(136)	(77)	(213)
Balance at January 31, 2014	$50	$1,868	$1,918
Current restructuring liabilities	$50	$629	$679
Non-current restructuring liabilities	$—	$1,239	$1,239

The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the three months ended January 31, 2013 (in thousands):

	Workforce reduction	Consolidation of excess facilities	Total
Balance at October 31, 2012	$1,449	$3,600	$5,049
Additional liability recorded	3,943	1,087	5,030
Non-cash disposal	—	(619)	(619)
Cash payments	(3,228)	(1,437)	(4,665)
Balance at January 31, 2013	$2,164	$2,631	$4,795
Current restructuring liabilities	$2,164	$1,817	$3,981
Non-current restructuring liabilities	$—	$814	$814

(4)	SHORT-TERM AND LONG-TERM INVESTMENTS

As of the dates indicated, short-term and long-term investments are comprised of the following (in thousands):

	January 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$59,993	$9	—	$60,002
Included in long-term investments	14,997	41	—	15,038
	$74,990	$50	$—	$75,040

Commercial paper:
Included in short-term investments	34,991	—	—	34,991
	$34,991	$—	$—	$34,991

	October 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$99,974	$11	$—	$99,985
Included in long-term investments	14,996	35	—	15,031
	$114,970	$46	$—	$115,016

Commercial paper:
Included in short-term investments	24,994	—	—	24,994
	$24,994	$—	$—	$24,994

The following table summarizes final legal maturities of debt investments at January 31, 2014 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$94,984	$94,993
Due in 1-2 years	14,997	15,038
	$109,981	$110,031

(5)	FAIR VALUE MEASUREMENTS

As of the date indicated, the following table summarizes the fair value of assets and liabilities that are recorded at fair value on a recurring basis (in thousands):

	January 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$243,454	$—	$—	$243,454
U.S. government obligations	—	75,040	—	75,040
Commercial paper	—	49,990	—	49,990
Foreign currency forward contracts	—	449	—	449
Embedded redemption feature	—	—	1,650	1,650
Total assets measured at fair value	$243,454	$125,479	$1,650	$370,583

Liabilities:
Foreign currency forward contracts	$—	$2,234	$—	$2,234
Total liabilities measured at fair value	$—	$2,234	$—	$2,234

As of the date indicated, the assets and liabilities above were presented on Ciena’s Condensed Consolidated Balance Sheet as follows (in thousands):

	January 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$241,365	$14,999	$—	$256,364
Short-term investments	—	94,993	—	94,993
Prepaid expenses and other	52	449	—	501
Long-term investments	—	15,038	—	15,038
Other long-term assets	2,037	—	1,650	3,687
Total assets measured at fair value	$243,454	$125,479	$1,650	$370,583

Liabilities:
Accrued liabilities	$—	$2,234	$—	$2,234
Total liabilities measured at fair value	$—	$2,234	$—	$2,234

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
As of the dates indicated, the following table sets forth, in thousands, the reconciliation of changes in fair value measurements of Level 3 assets:

Level 3
Balance at October 31, 2013	$2,740
Issuances	—
Settlements	—
Changes in unrealized gain (loss)	(1,090)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at January 31, 2014	$1,650

(6)	ACCOUNTS RECEIVABLE

As of October 31, 2013, two customers each accounted for greater than 10% of net accounts receivable and in the aggregate accounted for 22.5% of net accounts receivable. As of January 31, 2014, two customers each accounted for greater than 10% of net accounts receivable, and in the aggregate accounted for 24.5% of net accounts receivable. Allowance for doubtful accounts was $2.0 million and $2.2 million as of October 31, 2013 and January 31, 2014, respectively. Ciena has not historically experienced a significant amount of bad debt expense.

(7)	INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	October 31, 2013	January 31, 2014
Raw materials	$53,274	$56,699
Work-in-process	7,773	7,348
Finished goods	153,855	177,996
Deferred cost of goods sold	75,764	84,479
	290,666	326,522
Provision for excess and obsolescence	(41,563)	(42,398)
	$249,103	$284,124

Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand and market conditions. During the first three months of fiscal 2014, Ciena recorded a provision for excess and obsolescence of $5.4 million, primarily related to engineering design changes and the discontinuance of certain parts and components used in the manufacture of our Optical Transport and Converged Packet Optical products. Deductions from the provision for excess and obsolete inventory relate to disposal activities.

(8)	PREPAID EXPENSES AND OTHER
As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	October 31, 2013	January 31, 2014
Prepaid VAT and other taxes	$101,072	$102,886
Deferred deployment expense	23,190	22,684
Product demonstration equipment, net	33,382	33,622
Prepaid expenses	16,963	15,927
Other non-trade receivables	11,996	13,677
Restricted cash	52	52
	$186,655	$188,848

Depreciation of product demonstration equipment was $1.8 million and $2.0 million for the first three months of fiscal 2013 and 2014, respectively.

(9)	EQUIPMENT, FURNITURE AND FIXTURES
As of the dates indicated, equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31, 2013	January 31, 2014
Equipment, furniture and fixtures	$364,574	$368,528
Leasehold improvements	46,247	45,904
	410,821	414,432
Accumulated depreciation and amortization	(291,092)	(294,986)
	$119,729	$119,446

Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements was $13.0 million and $11.4 million for the first three months of fiscal 2013 and 2014, respectively.

(10)	OTHER INTANGIBLE ASSETS
As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	October 31, 2013			January 31, 2014
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Developed technology	$417,833	$(321,645)	$96,188	$417,833	$(331,324)	$86,509
Patents and licenses	46,538	(45,744)	794	46,538	(45,785)	753
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	323,573	(234,727)	88,846	323,573	(241,897)	81,676
Total other intangible assets	$787,944	$(602,116)	$185,828	$787,944	$(619,006)	$168,938

The amortization of finite-lived other intangible assets was $17.8 million and $16.9 million for the first three months of fiscal 2013 and 2014, respectively. Expected future amortization of finite-lived other intangible assets for the fiscal years indicated is as follows (in thousands):

Period ended October 31,
2014 (remaining nine months)	$40,261
2015	52,879
2016	52,879
2017	22,783
2018	136
$168,938

(11)	OTHER BALANCE SHEET DETAILS
As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	October 31, 2013	January 31, 2014
Maintenance spares inventory, net	$61,305	$57,177
Deferred debt issuance costs, net	15,677	14,490
Embedded redemption feature	2,740	1,650
Restricted cash	2,053	2,086
Other	4,605	4,826
	$86,380	$80,229

Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate method, through the maturity of the related debt. Amortization of debt issuance costs related to our convertible notes payable and the Credit Facility (described in Note 14 below), which is included in interest expense, was $1.5 million and $1.2 million during the first three months of fiscal 2013 and fiscal 2014, respectively.
As of the dates indicated, accrued liabilities are comprised of the following (in thousands):

	October 31, 2013	January 31, 2014
Warranty	$56,303	$58,089
Compensation, payroll related tax and benefits	98,770	102,552
Vacation	32,118	31,361
Current restructuring liabilities	674	679
Interest payable	6,186	8,376
Other	77,605	73,035
	$271,656	$274,092

The following table summarizes the activity in Ciena’s accrued warranty for the fiscal periods indicated (in thousands):

				Balance at
Three months ended	Beginning			end of
January 31,	Balance	Provisions	Settlements	period
2013	$55,132	4,029	(5,671)	$53,490
2014	$56,303	7,974	(6,188)	$58,089

As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	October 31, 2013	January 31, 2014
Products	$36,671	$45,216
Services	75,499	75,184
	112,170	120,400
Less current portion	(88,550)	(96,236)
Long-term deferred revenue	$23,620	$24,164

(12)	FOREIGN CURRENCY FORWARD CONTRACTS

As of January 31, 2014, Ciena had forward contracts to reduce the variability in its Canadian Dollar and Indian Rupee denominated expense, which expense principally relates to research and development activities. These derivative contracts have been designated as cash flow hedges. During the first three months of fiscal 2014, in order to hedge certain balance sheet exposures, Ciena entered into forward contracts to sell Brazilian Real and buy an equivalent U.S. Dollar amount. These derivative contracts have not been designated as hedges. Ciena's foreign currency forward contracts are immaterial for separate financial statement presentation.

(13)	CONVERTIBLE NOTES PAYABLE

The principal balance, unamortized discount and net carrying amount of the liability and equity components of our 4.0% convertible senior notes due December 15, 2020 Notes ("2020 Notes") were as follows as of January 31, 2014

	Liability Component			Equity Component
	Principal Balance	Unamortized Discount	Net Carrying Amount	Net Carrying Amount
4.0% Convertible Senior Notes due December 15, 2020	$191,333	$15,877	$175,456	$43,131

The following table sets forth, in thousands, the carrying value and the estimated fair value of Ciena’s outstanding convertible notes:

	January 31, 2014
	Carrying Value	Fair Value(2)
4.0% Convertible Senior Notes, due March 15, 2015 (1)	187,690	241,055
0.875% Convertible Senior Notes due June 15, 2017	500,000	511,250
3.75% Convertible Senior Notes due October 15, 2018	350,000	499,406
4.0% Convertible Senior Notes due December 15, 2020 (3)	175,456	271,941
	$1,213,146	$1,523,652

(1)	Includes unamortized bond premium related to embedded redemption feature.

(2)
The convertible notes were categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its outstanding convertible notes using a market approach based upon observable inputs, such as current market transactions involving comparable securities.

(3)	Includes unamortized discount and accretion of principal.

(14)	CREDIT FACILITY
During fiscal 2012, Ciena entered into a $150.0 million senior secured asset-based revolving credit facility (the “Credit Facility”). The Credit Facility matures on August 13, 2015, provided that it will mature early on December 15, 2014, if any of Ciena's 4.0% senior convertible notes due March 15, 2015 are then outstanding. Ciena principally uses and expects to continue to use the Credit Facility to support the issuance of letters of credit that arise in the ordinary course of its business and thereby to reduce its use of cash required to collateralize these instruments. As of January 31, 2014, letters of credit totaling $51.4 million were collateralized by the Credit Facility. There were no borrowings outstanding under the Credit Facility as of January 31, 2014.

(15)	EARNINGS (LOSS) PER SHARE CALCULATION
The following table (in thousands except per share amounts) is a reconciliation of the numerator and denominator of the basic net income (loss) per common share (“Basic EPS”) and the diluted net income (loss) per potential common share (“Diluted EPS”). Because the numerator reflects net losses for the periods indicated, both Basic EPS and Diluted EPS are computed using the weighted average number of common shares outstanding. Were the numerator to reflect net income, Diluted EPS would also include, to the extent the effect is not anti-dilutive, the following: (i) common shares outstanding, (ii) shares issuable upon vesting of restricted stock units, (iii) shares issuable under Ciena’s employee stock purchase plan and upon exercise of outstanding stock options, using the treasury stock method, and (iv) shares underlying Ciena’s outstanding convertible notes.

	Quarter Ended January 31,
Numerator	2013	2014
Net loss	$(47,324)	$(15,936)

	Quarter Ended January 31,
Denominator	2013	2014
Weighted average basic common shares outstanding	101,204	104,501
Weighted average dilutive potential common shares outstanding	101,204	104,501

	Quarter Ended January 31,
EPS	2013	2014
Basic EPS	$(0.47)	$(0.15)
Diluted EPS	$(0.47)	$(0.15)

The following table summarizes the weighted average shares excluded from the calculation of the denominator for Basic and Diluted EPS due to their anti-dilutive effect for the periods indicated (in thousands):

	Quarter Ended January 31,
	2013	2014
Shares underlying stock options and restricted stock units	5,223	3,412
0.25% Convertible Senior Notes due May 1, 2013	5,470	—
4.0% Convertible Senior Notes due March 15, 2015	14,615	9,198
0.875% Convertible Senior Notes due June 15, 2017	13,108	13,108
3.75% Convertible Senior Notes due October 15, 2018	17,355	17,355
4.0% Convertible Senior Notes due December 15, 2020	3,781	9,198
Total shares excluded due to anti-dilutive effect	59,552	52,271

(16)	SHARE-BASED COMPENSATION EXPENSE
Ciena grants equity awards under its 2008 Omnibus Incentive Plan (the "2008 Plan") and the Amended and Restated Employee Stock Purchase Plan (the “ESPP”). These plans were approved by stockholders and are described in Ciena’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013.
2008 Omnibus Incentive Plan
The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of Ciena. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions, and the required service or performance criteria. Options and SARs have a maximum term of ten years, and their exercise price may not be less than 100% of fair market value on the date of grant. Repricing of stock options and SARs is prohibited without stockholder approval. Certain change in control transactions may cause awards granted under the 2008 Plan to vest, unless the awards are continued or substituted for in connection with the transaction. The total number of shares authorized for issuance under the 2008 Plan is 18.5 million shares. As of January 31, 2014, approximately 2.8 million shares remained available for issuance under the 2008 Plan.
     Stock Options
Outstanding stock option awards to employees are generally subject to service-based vesting restrictions and vest incrementally over a four-year period. As of January 31, 2014, all outstanding options have completed their service-based vesting conditions and are fully vested. The following table is a summary of Ciena’s stock option activity for the period indicated (shares in thousands):

	Shares Underlying Options Outstanding	Weighted Average Exercise Price
Balance at October 31, 2013	2,102	$27.46
Exercised	(21)	15.27
Canceled	(280)	45.84
Balance at January 31, 2014	1,801	$24.75

The total intrinsic value of options exercised during the first three months of fiscal 2013 and fiscal 2014 was $0.2 million and $0.2 million, respectively. Ciena did not grant any stock options during the first three months of fiscal 2013 or fiscal 2014.
The following table summarizes information with respect to stock options outstanding at January 31, 2014, based on Ciena’s closing stock price on the last trading day of Ciena’s first fiscal quarter of 2014 (shares and intrinsic value in thousands):

			Options Outstanding and Vested at
			January 31, 2014
			Number	Weighted Average Remaining	Weighted
Range of			of	Contractual	Average	Aggregate
Exercise			Underlying	Life	Exercise	Intrinsic
Price			Shares	(Years)	Price	Value
$0.94	—	$16.31	194	3.85	$8.64	$2,851
$16.52	—	$17.29	284	1.39	16.65	1,896
$17.43	—	$24.50	399	1.21	20.61	1,102
$24.69	—	$28.28	337	2.76	27.00	—
$28.61	—	$31.43	149	2.54	29.55	—
$31.71	—	$32.55	21	3.88	31.92	—
$33.00	—	$37.10	288	3.30	35.17	—
$37.31	—	$55.79	129	3.19	43.83	—
$0.94	—	$55.79	1,801	2.43	$24.75	$5,849

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
The following table is a summary of Ciena’s restricted stock unit activity for the period indicated, with the aggregate fair value of the balance outstanding at the end of each period, based on Ciena’s closing stock price on the last trading day of the relevant period (shares and aggregate fair value in thousands):

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Fair Value
Balance at October 31, 2013	4,419	$15.33	$102,745
Granted	1,537
Vested	(727)
Canceled or forfeited	(61)
Balance at January 31, 2014	5,168	$17.33	$120,571

The total fair value of restricted stock units that vested and were converted into common stock during the first three months of fiscal 2013 and fiscal 2014 was $7.5 million and $16.5 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena during the first three months of fiscal 2013 and fiscal 2014 was $15.64 and $21.89 respectively.

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
During the first three months of fiscal 2014, Ciena issued 0.5 million shares under the ESPP. At January 31, 2014, 7.3 million shares remained available for issuance under the ESPP.

Share-Based Compensation Expense for Periods Reported

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended January 31,
	2013	2014
Product costs	$561	$506
Service costs	427	580
Share-based compensation expense included in cost of sales	988	1,086
Research and development	2,033	2,572
Sales and marketing	2,743	4,063
General and administrative	2,556	3,506
Share-based compensation expense included in operating expense	7,332	10,141
Share-based compensation expense capitalized in inventory, net	—	165
Total share-based compensation	$8,320	$11,392

As of January 31, 2014, total unrecognized share-based compensation expense was $79.3 million which is related to unvested restricted stock units and expected to be recognized over a weighted-average period of 1.61 years.

(17)	SEGMENTS AND ENTITY WIDE DISCLOSURES

Segment Reporting
Ciena’s internal organizational structure and the management of its business are grouped into the following operating segments:

•
Converged Packet Optical — includes networking solutions optimized for the convergence of coherent optical transport, OTN switching and packet switching. These platforms enable automated packet-optical infrastructures that create and efficiently allocate high-capacity bandwidth for the delivery of a wide variety of enterprise and consumer-oriented network services. Products in this segment include the 6500 Packet-Optical Platform and the 5430 Reconfigurable Switching System, which feature Ciena's WaveLogic coherent optical processors. Products also include Ciena's family of CoreDirector® Multiservice Optical Switches and the OTN configuration for the 5410 Reconfigurable Switching System. These products include multiservice, multi-protocol switching systems that consolidate the functionality of an add/drop multiplexer, digital cross-connect and packet switch into a single, high-capacity intelligent switching system. These products address both the core and metro segments of communications networks and support key managed services, Ethernet/TDM Private Line, Triple Play and IP services. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations.

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

Segment Revenue

The table below (in thousands) sets forth Ciena’s segment revenue for the respective periods:

	Quarter Ended January 31,
	2013	2014
Revenue:
Converged Packet Optical	$239,960	$333,401
Packet Networking	45,837	51,709
Optical Transport	57,597	40,097
Software and Services	109,699	108,496
Consolidated revenue	$453,093	$533,703

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
The table below (in thousands) sets forth Ciena’s segment profit and the reconciliation to consolidated net loss during the respective periods indicated:

	Quarter Ended January 31,
	2013	2014
Segment profit:
Converged Packet Optical	$47,118	$78,698
Packet Networking	5,083	385
Optical Transport	20,587	15,650
Software and Services	33,882	29,621
Total segment profit	106,670	124,354
Less: non-performance operating expenses
Selling and marketing	66,588	78,348
General and administrative	28,208	30,097
Amortization of intangible assets	12,453	12,439
Restructuring costs	5,030	115
Add: other non-performance financial items
Interest expense and other income (loss), net	(10,869)	(17,026)
Loss on extinguishment of debt	(28,630)	—
Less: Provision for income taxes	2,216	2,265
Consolidated net loss	$(47,324)	$(15,936)

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

	Quarter Ended January 31,
	2013	2014
United States	$264,235	$317,450
International	188,858	216,253
Total	$453,093	$533,703

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

	October 31, 2013	January 31, 2014
United States	$64,132	$65,602
Canada	43,772	41,657
Other International	11,825	12,187
Total	$119,729	$119,446

For the periods below, customers accounting for at least 10% of Ciena’s revenue were as follows (in thousands):

	Quarter Ended January 31,
	2013	2014
Company A	$71,679	$100,462
Company B	48,063	n/a
Total	$119,742	$100,462
________________________________

n/a	Denotes revenue representing less than 10% of total revenue for the period

The customers identified above purchased products and services from each of Ciena's operating segments.

(18)	COMMITMENTS AND CONTINGENCIES
Ontario Grant
Ciena was awarded a conditional grant from the Province of Ontario in June 2011. Under this strategic jobs investment fund grant, Ciena can receive up to an aggregate of C$25.0 million in funding for eligible costs relating to certain next-generation, coherent optical transport development initiatives over the period from November 1, 2010 to October 31, 2015. Ciena anticipates receiving disbursements, approximating C$5.0 million per fiscal year, over the period above. Amounts received under the grant are subject to recoupment in the event that Ciena fails to achieve certain minimum investment, employment and project milestones. As of January 31, 2014, Ciena has recorded a C$17.8 million benefit to date as a reduction in research and development expenses, of which C$1.4 million was recorded in the first three months of fiscal 2014. As of January 31, 2014, amounts receivable from this grant were C$1.4 million.

Foreign Tax Contingencies

As of October 31, 2013 and January 31, 2014, Ciena had accrued liabilities of $0.4 million and $0.4 million related to a preliminary assessment notice from the India tax authorities asserting deficiencies in payments for the tax year 2009 related to income taxes. This contingency has been reported as a component of other long-term liabilities. During February 2014, Ciena received a final audit assessment notice from the India tax authorities with respect to this matter. Ciena has filed an appeal citing deficiencies in this assessment. Although Ciena estimates that it could be exposed to possible losses of up to $3.5 million, it has not accrued a liability of such amount as of January 31, 2014. Ciena has not accrued the additional income tax liability because it does not believe that such a loss is more likely than not. Ciena continues to evaluate the likelihood of a probable and reasonably possible loss, if any, related to this assessment. As a result, future increases or decreases to accrued liabilities may be necessary and will be recorded in the period when such amounts are estimable and more likely than not.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Some of the statements contained in this quarterly report discuss future events or expectations, contain projections of results of operations or financial condition, changes in the markets for our products and services, or state other “forward-looking” information. Ciena’s “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. You should be aware that these statements only reflect our current predictions and beliefs. These statements are subject to known and unknown risks, uncertainties and other factors, and actual events or results may differ materially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed throughout this report, particularly in Item 1A “Risk Factors” of Part II of this report below. For a more complete understanding of the risks associated with an investment in Ciena’s securities, you should review these risk factors and the rest of this quarterly report in combination with the more detailed description of our business and management’s discussion and analysis of financial condition in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission ("SEC") on December 20, 2013. Ciena undertakes no obligation to revise or update any forward-looking statements.

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

Our OPn Architecture is designed to meet these challenges by providing increased scalability and programmability, as well as network-level software applications to control and configure the network dynamically. Through this network approach, we seek to enable high-capacity, configurable infrastructures that can adapt to the changing needs of end-users and the applications that they require, while providing flexible interfaces for the integration of computing, storage and network resources. By increasing network flexibility for service delivery, reducing required network elements and enabling increased scale at reduced cost, our solutions optimize networks. At the same time, our approach facilitates the creation of new service offerings, creating business and operational value for our customers. Our OPn Architecture, which underpins our solutions offering and guides our research and development strategy, is described more fully in “Market Opportunity and Strategy” below.

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

Coverage. Our coverage model is focused on penetrating high-growth geographic markets, selling into key customer segments and addressing additional network applications with our solutions. To expand our direct sales reach, and to broaden the applications or role our solutions play in communications networks, we intend to promote selling initiatives and foster strategic channel opportunities, including our recently announced packet optical distribution relationship with Ericsson. We seek to expand our geographic reach and increase market share in international markets, including Brazil, the Middle East, Russia, Japan and India. We also intend to pursue opportunities to diversify our customer base beyond our traditional customers. We intend to sell into enterprise end users through our service provider customers, systems integrators and value-added resellers. We are expanding our sales efforts to: capture opportunities arising from enterprise migration to, and increased reliance upon, cloud-based services; build upon our reputation with government agencies and research and educational institutions as a trusted network equipment supplier; and target content service providers and other network operators emerging as a result of network modernization drivers and the adoption of new communication services. We also seek to expand the application of our solutions, including metro aggregation and submarine networks, and in support of cloud-based services, business Ethernet services and mobile backhaul.

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

Global Market Conditions and Competitive Landscape

During fiscal 2013, we gained considerable momentum in our business and financial results and experienced a steadily improving market environment, particularly as reflected in the spending patterns and decisions of our largest North American service provider customers. We believe that this spending reflects customer preference for, and a shift in network spending toward, high-capacity, next-generation network architectures. Improved conditions during fiscal 2013 followed a lengthy period of macroeconomic uncertainty and volatility, which caused cautious customer behavior in our industry and markets. These conditions, most notably in Europe, had previously resulted in lower levels of capital expenditure on communications network infrastructure. Because the market opportunity and improved conditions during fiscal 2013 described above are in their early stages, we remain uncertain as to their longer-term effect on the growth of our markets and business, as well as our results of operations.

Although we are beginning to see network operators adopt converged network architectures that align well with our OPn Architecture and solutions offering, particularly in North America, competition in our sector remains significant. We continue to encounter a highly competitive marketplace, particularly for our converged packet optical products, as we and our competitors have introduced new, high-capacity, high-speed network solutions and have aggressively sought to capture market share. In this intense and fragmented competitive environment, securing new opportunities, particularly in international markets, often requires that we agree to aggressive pricing or unfavorable commercial terms that can elongate the revenue recognition cycle, add startup costs to deployment of our solutions in customer networks, require financial commitments or performance bonds that place cash resources at risk, and other onerous contractual commitments that place a disproportionate allocation of risk upon the vendor. These terms can adversely affect our results of operations and contribute to fluctuations in our results. We expect the competitive landscape to remain challenging and dynamic as we and other multinational equipment vendors introduce new, competing, next-generation platforms, seek adoption of network architectural approaches and compete to obtain new business or retain incumbent positions with large customers around the world. As networking technologies, features or layers converge, our competitive landscape may broaden beyond traditional competitors to include additional competitors focused on IP routing, information technology and software.

Financial Results

Revenue for the first quarter of fiscal 2014 was $533.7 million, representing a sequential decrease of 8.5% from $583.4 million in the fourth quarter of fiscal 2013. Our results for the first quarter of fiscal 2014 reflect seasonality in our business. We typically experience reductions in order volume toward the end of the calendar year, as the procurement cycles of some of our customers slow and network deployment activity at service providers is curtailed. This seasonality in our order flows can result in somewhat weaker revenue results in the first quarter of our fiscal year. Revenue-related details reflecting sequential changes from the fourth quarter of fiscal 2013 include:

•
Product revenue for the first quarter of fiscal 2014 decreased by $43.5 million, reflecting decreased sales across our segments including decreases of $17.5 million in Converged Packet Optical, $12.5 million in Optical Transport, $9.5 million in Packet Networking and $3.9 million in software.

•	Service revenue for the first quarter of fiscal 2014 decreased by $6.2 million.

•	Revenue from the United States for the first quarter of fiscal 2014 was $317.4 million, a decrease from $326.2 million in the fourth quarter of fiscal 2013.

•	International revenue for the first quarter of fiscal 2014 was $216.3 million, a decrease from $257.2 million in the fourth quarter of fiscal 2013.

•	As a percentage of revenue, international revenue was 40.5% during the first quarter of fiscal 2014, a decrease from 44.1% during the fourth quarter of fiscal 2013.

•	For the first quarter of fiscal 2014, one customer accounted for 18.8% of total revenue. This compares to one customer that accounted for 16.5% of total revenue in the fourth quarter of fiscal 2013.

Gross margin for the first quarter of fiscal 2014 was 42.3%, an increase from 39.7% in the fourth quarter of fiscal 2013. The improvement in gross margin for the first quarter reflects a greater mix of higher margin channel card revenue within our Converged Packet Optical segment and improved manufacturing efficiencies. Gross margin for the first quarter of fiscal 2014 also benefited from the geographic mix of revenue during the quarter.

Operating expense was $222.5 million for the first quarter of fiscal 2014, a decrease from $232.1 million in the fourth quarter of fiscal 2013. First quarter fiscal 2014 operating expense reflects decreases of $9.2 million in selling and marketing expense and of $1.1 million in general and administrative expense. These decreases were partially offset by an increase of $1.1 million in research and development expense.

Reflecting the margin improvement and reduction in operating expense above, income from operations for the first quarter of fiscal 2014 was $3.4 million, compared to a $0.4 million loss from operations during the fourth quarter of fiscal 2013. Our net loss for the first quarter of fiscal 2014 was $15.9 million, or $0.15 per share, reflecting income from operations offset by increases in losses from foreign exchange transactions and provisions for income taxes. This compares to a net loss of $9.8 million or $0.09 per share, for the fourth quarter of fiscal 2013.

We used cash from operations of $37.2 million during the first quarter of fiscal 2014, consisting of $41.3 million in cash provided by net losses adjusted for non-cash charges, offset by a $78.5 million use of cash related to changes in working capital. This compares with $3.6 million of cash generated by operations during the fourth quarter of fiscal 2013, consisting of $45.5 million in cash provided by net losses adjusted for non-cash charges offset by a $41.9 million use of cash related to changes in working capital.

As of January 31, 2014, we had $330.1 million in cash and cash equivalents, $95.0 million of short-term investments in U.S. treasury securities and commercial paper and $15.0 million of long-term investments in U.S. treasury securities. This compares to $552.3 million in cash and cash equivalents and $84.9 million of short-term investments in U.S. treasury securities at January 31, 2013 and $346.5 million in cash and cash equivalents, $125.0 million of short-term investments in U.S. treasury securities and commercial paper and $15.0 million of long-term investments in U.S. treasury securities at October 31, 2013.
As of January 31, 2014, we had 4,865 employees, an increase from 4,754 at October 31, 2013 and an increase from 4,448 at January 31, 2013.

Consolidated Results of Operations

Operating Segments
Ciena’s internal organizational structure and the management of its business are grouped into the following operating segments:

•
Converged Packet Optical — includes networking solutions optimized for the convergence of coherent optical transport, OTN switching and packet switching. These platforms enable automated packet-optical infrastructures that create and efficiently allocate high-capacity bandwidth for the delivery of a wide variety of enterprise and consumer-oriented network services. Products in this segment include the 6500 Packet-Optical Platform and the 5430 Reconfigurable Switching System, which feature Ciena's WaveLogic coherent optical processors. Products also include Ciena's family of CoreDirector® Multiservice Optical Switches and the OTN configuration for the 5410 Reconfigurable Switching System. These products include multiservice, multi-protocol switching systems that consolidate the functionality of an add/drop multiplexer, digital cross-connect and packet switch into a single, high-capacity intelligent switching system. These products address both the core and metro segments of communications networks and support key managed services, Ethernet/TDM Private Line, Triple Play and IP services. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Consolidated Statement of Operations.

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

Quarter ended January 31, 2013 compared to the quarter ended January 31, 2014
Revenue

The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Quarter Ended January 31,				Increase
	2013	%*	2014	%*	(decrease)	%**
Revenue:
Converged Packet Optical	$239,960	53.0	$333,401	62.5	$93,441	38.9
Packet Networking	45,837	10.1	51,709	9.7	5,872	12.8
Optical Transport	57,597	12.7	40,097	7.5	(17,500)	(30.4)
Software and Services	109,699	24.2	108,496	20.3	(1,203)	(1.1)
Consolidated revenue	$453,093	100.0	$533,703	100.0	$80,610	17.8
_____________________________
*    Denotes % of total revenue
**    Denotes % change from 2013 to 2014

•
Converged Packet Optical revenue increased, reflecting a $68.2 million increase in sales of our 6500 Packet-Optical Platform, largely driven by service provider demand for high-capacity, optical transport for coherent 40G and 100G network infrastructures. In addition, sales of our 5430 Reconfigurable Switching System increased by $27.0 million. These increases were slightly offset by a $2.0 million decrease in sales of the OTN configuration for the 5410 Reconfigurable Switching System. The strong performance of this segment, particularly as compared to the expected annual revenue declines in Optical Transport segment revenue, reflects the preference of network operators to adopt next-generation architectures that enable the convergence of high-capacity, coherent optical transport with integrated OTN switching and control plane functionality.

•
Packet Networking revenue increased reflecting a $10.9 million increase in sales of our 3000 and 5000 families of service delivery and aggregation switches. This increase was partially offset by a $4.0 million decrease in sales of our 5410 Service Aggregation Switch. Segment revenue benefited from the expansion of Ethernet business services by our North American service provider customers and sales of service delivery and aggregation products in support of their packet-related network initiatives.

•
Optical Transport revenue decreased reflecting a $7.8 million decrease in sales of our 4200 Advanced Services Platform and a $9.8 million decrease in sales of other stand-alone transport products. Revenue for our Optical Transport segment, which currently consists principally of stand-alone WDM and SONET/SDH-based transport platforms, has experienced meaningful declines in annual revenue in recent years, reflecting network operators' transition toward next-generation network architectures as described above.

•	Software and Services revenue decreased reflecting a $1.9 million decrease in sales of software products, partially offset by a $1.0 million increase in installation and deployment service sales.
Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Quarter Ended January 31,				Increase
	2013	%*	2014	%*	(decrease)	%**
United States	$264,235	58.3	$317,450	59.5	$53,215	20.1
International	188,858	41.7	216,253	40.5	27,395	14.5
Total	$453,093	100.0	$533,703	100.0	$80,610	17.8
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2013 to 2014

•
United States revenue reflects increases of $60.2 million in Converged Packet Optical sales, $5.8 million in Packet Networking sales and $3.0 million in Software and Services revenue.These increases were partially offset by a $15.7 million decrease in Optical Transport sales. Increased revenues reflect early adoption by network operators in the United States of converged network architectures that align well with our OPn Architecture and solutions offering.

•
International revenue reflects increases of $33.3 million in Converged Packet Optical sales, partially offset by decreases of $4.2 million in Software and Services revenue and $1.8 million in Optical Transport sales.

A sizable portion of our revenue continues to come from sales to a small number of service providers. As a result, our financial results are significantly affected by and can fluctuate depending upon spending levels and the business opportunities and challenges encountered by our service provider customers. For the first quarter of fiscal 2014, one customer accounted for 18.8% of total revenue. This compares to two customers that accounted for 26.4% of total revenue in the first quarter of fiscal 2013.

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
The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Quarter Ended January 31,				Increase
	2013	%*	2014	%*	(decrease)	%**
Total revenue	$453,093	100.0	$533,703	100.0	$80,610	17.8
Total cost of goods sold	257,298	56.8	307,852	57.7	50,554	19.6
Gross profit	$195,795	43.2	$225,851	42.3	$30,056	15.4
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2013 to 2014

	Quarter Ended January 31,				Increase
	2013	%*	2014	%*	(decrease)	%**
Product revenue	$353,057	100.0	$432,941	100.0	$79,884	22.6
Product cost of goods sold	196,521	55.7	245,216	56.6	48,695	24.8
Product gross profit	$156,536	44.3	$187,725	43.4	$31,189	19.9
_____________________________________
*    Denotes % of product revenue
**    Denotes % change from 2013 to 2014

	Quarter Ended January 31,				Increase
	2013	%*	2014	%*	(decrease)	%**
Service revenue	$100,036	100.0	$100,762	100.0	$726	0.7
Service cost of goods sold	60,777	60.8	62,636	62.2	1,859	3.1
Service gross profit	$39,259	39.2	$38,126	37.8	$(1,133)	(2.9)
_____________________________________
*    Denotes % of services revenue
**    Denotes % change from 2013 to 2014

•	Gross profit as a percentage of revenue decreased as a result of the factors described below.

•
Gross profit on products as a percentage of product revenue decreased primarily due to increased provisions for warranty expense and inventory excess and obsolescence costs, partially offset by greater leverage from efforts to streamline and optimize our supply chain activities.

•	Gross profit on services as a percentage of services revenue decreased due to reductions in revenue from maintenance services and decreased gross margin on installation and deployment services.
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

The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Quarter Ended January 31,				Increase
	2013	%*	2014	%*	(decrease)	%**
Research and development	$89,125	19.7	$101,497	19.0	$12,372	13.9
Selling and marketing	66,588	14.7	78,348	14.7	11,760	17.7
General and administrative	28,208	6.2	30,097	5.6	1,889	6.7
Amortization of intangible assets	12,453	2.7	12,439	2.3	(14)	(0.1)
Restructuring costs	5,030	1.1	115	0.0	(4,915)	(97.7)
Total operating expenses	$201,404	44.4	$222,496	41.6	$21,092	10.5
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2013 to 2014

•
Research and development expense benefited by $4.6 million as a result of foreign exchange rates, primarily due to strengthening of the U.S. dollar in relation to the Canadian dollar. The resulting $12.4 million increase in research and development expense consisted of a $5.6 million increase in prototype expense, a $5.1 million increase in professional services and related costs, and a $1.6 million increase in employee compensation and related costs. Our prioritization of expense reflects the research and development strategy described in "Market Opportunity and Strategy" above.

•	Selling and marketing expense increased by $11.8 million, primarily reflecting an increase in employee compensation and related costs.

•	General and administrative expense increased by $1.9 million, primarily reflecting an increase in employee compensation and related costs.

•	Amortization of intangible assets decreased slightly due to certain intangible assets having reached the end of their economic lives.

•	Restructuring costs for fiscal 2013 and 2014 primarily reflect certain severance and related expense associated with headcount reductions and restructuring activities to align our workforce and resources with market opportunities and research and development initiatives. Restructuring costs for fiscal 2013 principally include the consolidation of certain facilities located within Maryland associated with the transition of our headquarters facility.
Other items
The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Quarter Ended January 31,				Increase
	2013	%*	2014	%*	(decrease)	%**
Interest and other income (loss), net	$(137)	0.0	$(5,998)	(1.1)	$(5,861)	n/a
Interest expense	$10,732	2.4	$11,028	2.1	$296	2.8
Loss on extinguishment of debt	$28,630	6.3	$—	0.0	$(28,630)	(100.0)
Provision for income taxes	$2,216	0.5	$2,265	0.4	$49	2.2
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2013 to 2014

•
Interest and other income (loss), net reflects a $4.6 million loss in foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity, and a $1.1 million non-cash loss related to the change in fair value of the embedded redemption feature associated with our 4.0% convertible senior notes due March 15, 2015 (the "2015 Notes").

•	Interest expense remained relatively unchanged.

•
Loss on extinguishment of debt reflects a non-cash loss of $28.6 million relating to the exchange transactions during the first quarter of fiscal 2013. Upon issuance, the 4% convertible senior notes due December 15, 2020 (the "2020 Notes") were recorded at a fair value of $213.6 million. The exchange transactions resulted in the retirement of outstanding 2015 Notes with a carrying value of $187.9 million and the write-off of unamortized debt issuance costs of $2.3 million and $0.6 million relating to the redemption feature on the 2015 Notes accounted for as a separate embedded derivative.

•	Provision for income taxes remained relatively unchanged.

Segment Profit

The table below (in thousands, except percentage data) sets forth the changes in our segment profit for the respective periods:

	Quarter Ended January 31,
	2013	2014	Increase (decrease)	%*
Segment profit:
Converged Packet Optical	$47,118	$78,698	$31,580	67.0
Packet Networking	$5,083	$385	$(4,698)	(92.4)
Optical Transport	$20,587	$15,650	$(4,937)	(24.0)
Software and Services	$33,882	$29,621	$(4,261)	(12.6)
_____________________________________
*    Denotes % change from 2013 to 2014

•
Converged Packet Optical segment profit increased primarily due to increased sales volume and improved gross margin, partially offset by increased research and development expense. The increased sales volume is largely driven by service provider demand for convergence of high-capacity, coherent 40G and 100G network infrastructures with integrated OTN switching and control plane functionality. The improved gross margin is primarily due to sales reflecting a greater mix of higher-margin packet platforms with software content within the segment.

•
Packet Networking segment profit decreased primarily due to increased research and development expense partially offset by increased sales volume and improved gross margin. Packet Networking revenue benefited from the expansion of Ethernet business services by our North American service provider customers and sales of service delivery and aggregation products in support of their related network initiatives. Gross margin improved due to sales reflecting a greater mix of higher-margin platforms with software content within the segment.

•
Optical Transport segment profit decreased primarily due to reduced sales volume, partially offset by lower research and development expense. Revenue for our Optical Transport segment, which currently consists principally of stand-alone WDM and SONET/SDH-based transport platforms, has experienced meaningful declines in annual revenue in recent years, reflecting network operators' transition toward next-generation network architectures as described above.

•	Software and Services segment profit decreased primarily due to reduced revenue from software and maintenance contracts and lower margin on installation and deployment services.

Liquidity and Capital Resources
At January 31, 2014, our principal sources of liquidity were cash and cash equivalents, short-term investments and long-term investments in marketable debt securities, representing U.S. treasuries and commercial paper. The following table sets forth changes in our cash and cash equivalents and investments in marketable debt securities (in thousands):

	October 31, 2013	January 31, 2014	Increase (decrease)
Cash and cash equivalents	$346,487	$330,084	$(16,403)
Short-term investments in marketable debt securities	124,979	94,993	(29,986)
Long-term investments in marketable debt securities	15,031	15,038	7
Total cash and cash equivalents and investments in marketable debt securities	$486,497	$440,115	$(46,382)

The change in total cash and cash equivalents and investments in marketable debt securities during the first three months of fiscal 2014 was primarily related to the following:

•	$37.2 million cash used from operations, consisting of $41.3 million provided by net loss (adjusted for non-cash charges) and $78.5 million used in working capital;

•	$15.8 million used for purchases of equipment, furniture, and fixtures and intellectual property;

•	$0.8 million used in relation to payment of capital lease obligations; and

•	$7.4 million primarily from stock issuances under our employee stock purchase plan and exercise of stock options.
As of January 31, 2014, letters of credit totaling $51.4 million were collateralized by our senior secured asset-based revolving credit facility (the “Credit Facility”). There were no borrowings outstanding under the Credit Facility as of January 31, 2014. See "Asset-Backed Credit Facility" below for additional information.
We regularly evaluate our liquidity position, debt obligations, and anticipated cash needs to fund our operating plans and may consider capital raising and other market opportunities that may be available to us. Based on past performance and current expectations, we believe that our cash, cash equivalents and investments will satisfy the working capital needs, capital expenditures and other liquidity requirements associated with our operations through at least the next 12 months.
The following sections set forth the components of our $37.2 million of cash used by operating activities during the first three months of fiscal 2014:
Net loss (adjusted for non-cash charges)
The following table sets forth (in thousands) our net loss (adjusted for non-cash charges) during the period:

Three months ended
January 31, 2014
Net loss	$(15,936)
Adjustments for non-cash charges:
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	13,328
Share-based compensation costs	11,392
Amortization of intangible assets	16,890
Provision for inventory excess and obsolescence	5,439
Provision for warranty	7,974
Other	2,175
Net loss (adjusted for non-cash charges)	$41,262

Working Capital

Accounts Receivable, Net

Cash used by an increase in accounts receivable during the first three months of fiscal 2014, net of $1.0 million in provision for doubtful accounts, was $31.3 million. This increase reflects typical seasonality in our business, including the timing of sales occurring late in our first fiscal quarter, as well as longer payment terms associated with certain international sales. Our days sales outstanding (DSOs) increased from 78 days for the first three months of fiscal 2013 to 88 days for the first three months of fiscal 2014.

The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts, from the end of fiscal 2013 through the end of the first quarter of fiscal 2014:

	October 31, 2013	January 31, 2014	Increase (decrease)
Accounts receivable, net	$488,578	$518,915	$30,337

Inventory

Cash used by an increase in inventory during the first three months of fiscal 2014 was $40.5 million. The increase in inventory reflects our decision to carry more finished goods inventory to reduce our lead times for shipments to customers. We expect finished goods inventory levels to increase in our second quarter of fiscal 2014 as part of this effort. Our inventory turns increased from 2.9 turns during the first three months of fiscal 2013 to 3.5 turns during the first three months of fiscal 2014. During the first three months of fiscal 2014 the net change in inventory was $35.0 million which reflects a $5.4 million non-cash provision taken for excess and obsolescence. The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2013 through the end of the first quarter of fiscal 2014:

	October 31, 2013	January 31, 2014	Increase (decrease)
Raw materials	$53,274	$56,699	$3,425
Work-in-process	7,773	7,348	(425)
Finished goods	153,855	177,996	24,141
Deferred cost of goods sold	75,764	84,479	8,715
Gross inventory	290,666	326,522	35,856
Provision for inventory excess and obsolescence	(41,563)	(42,398)	(835)
Inventory	$249,103	$284,124	$35,021

Prepaid expense and other

Cash used by prepaid expense and other during the first three months of fiscal 2014 was $0.3 million primarily related to maintenance spares partially offset by an increase to prepaid value added tax and other non-trade receivables.

Accounts payable, accruals and other obligations

Cash used by a higher utilization of cash resources for accounts payable, accruals and other obligations during the first three months of fiscal 2014 was $14.6 million. Changes in accrued liabilities reflect a $8.0 million non-cash provision related to warranties. Changes in accounts payable reflect a decrease of $1.8 million for investing activities related to equipment purchases.

The following table sets forth (in thousands) changes in our accounts payable, accruals and other obligations from the end of fiscal 2013 through the end of the first quarter of fiscal 2014:

	October 31, 2013	January 31, 2014	Increase (decrease)
Accounts payable	$254,849	$245,828	$(9,021)
Accrued liabilities	271,656	274,092	2,436
Other long-term obligations	34,753	34,010	(743)
Accounts payable, accruals and other obligations	$561,258	$553,930	$(7,328)

Interest Paid on Convertible Notes and Credit Facility

Interest on our outstanding 4.0% convertible senior notes, due March 15, 2015, is payable on March 15 and September 15 of each year.

Interest on our outstanding 0.875% convertible senior notes, due June 15, 2017, is payable on June 15 and December 15 of each year. We paid $2.2 million in interest on these convertible notes during the first three months of fiscal 2014.

Interest on our outstanding 3.75% convertible senior notes, due October 15, 2018, is payable on April 15 and October 15 of each year.

Interest on our outstanding 4.0% convertible senior notes, due December 15, 2020, is payable on June 15 and December 15 of each year. We paid $3.8 million in interest on these convertible notes during the first three months of fiscal 2014.

During the first three months of fiscal 2014, Ciena utilized the Credit Facility to collateralize certain standby letters of credit. We paid $0.4 million in commitment fees, interest expense and other administrative charges relating to the Credit Facility during the first three months of fiscal 2014.

Deferred revenue

Deferred revenue increased by $8.2 million during the first three months of fiscal 2014. Product deferred revenue represents either payments received in advance of shipment or payments received in advance of revenue recognition. Services deferred revenue is related to payment for service contracts that will be recognized over the contract term. The following table reflects (in thousands) the balance of deferred revenue and the change in this balance from the end of fiscal 2013 through the first three months of fiscal 2014:

	October 31, 2013	January 31, 2014	Increase (decrease)
Products	$36,671	$45,216	$8,545
Services	75,499	75,184	(315)
Total deferred revenue	$112,170	$120,400	$8,230

Asset-Backed Credit Facility
During fiscal 2012, Ciena entered into a $150.0 million senior secured asset-based revolving credit facility (the “Credit Facility”). The Credit Facility matures on August 13, 2015, provided that it will mature early on December 15, 2014, if any of Ciena's 2015 Notes are then outstanding. Ciena principally uses and expects to continue to use the Credit Facility to support the issuance of letters of credit that arise in the ordinary course of its business and thereby to reduce its use of cash required to collateralize these instruments. As of January 31, 2014, letters of credit totaling $51.4 million were collateralized by the Credit Facility. There were no borrowings outstanding under the Credit Facility as of January 31, 2014.

Contractual Obligations

The following is a summary of our future minimum payments under contractual obligations as of January 31, 2014 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Principal due at maturity on convertible notes (1)	$1,254,627	$—	$187,500	$850,000	$217,127
Interest due on convertible notes	144,688	32,500	53,750	43,438	15,000
Operating leases (2)	161,995	31,107	54,985	25,976	49,927
Purchase obligations (3)	257,010	257,010	—	—	—
Capital leases	4,455	2,912	1,440	103	—
Other obligations	4,142	2,312	1,811	19	—
Total (4)	$1,826,917	$325,841	$299,486	$919,536	$282,054
_____________________________________

(1)	Includes the accretion of the principal amount on the 2020 Notes payable at maturity at a rate of 1.85% per year compounded semi-annually, commencing December 27, 2012.

(2)	Does not include variable insurance, taxes, maintenance and other costs required by the applicable operating lease. These costs are not expected to have a material future impact.

(3)
Purchase obligations relate to purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of the amount reported above relates to firm, non-cancelable and unconditional obligations.

(4)
As of January 31, 2014, we also had approximately $9.5 million of other long-term obligations in our Condensed Consolidated Balance Sheet for unrecognized tax positions that are not included in this table because the timing or amount of any cash settlement with the respective tax authority cannot be reasonably estimated.

Some of our commercial commitments, including some of the future minimum payments in operating leases set forth above and certain commitments to customers, are secured by standby letters of credit collateralized under our Credit Facility or restricted cash. Restricted cash balances are included in other current assets or other long-term assets depending upon the duration of the underlying letter of credit obligation. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of January 31, 2014 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Standby letters of credit	$53,391	$24,401	$10,595	$4,552	$13,843

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

Software revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. In instances where final acceptance criteria of the software are specified by the customer, revenue is deferred until there are no uncertainties regarding customer acceptance.

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

Under this hierarchy, we use vendor-specific objective evidence ("VSOE") of selling price, if it exists, or third party evidence ("TPE") of selling price if VSOE does not exist. If neither VSOE nor TPE of selling price exists for a deliverable, we use our best estimate of selling price ("BESP") for that deliverable. For multiple element software arrangements where VSOE of undelivered maintenance does not exist, revenue for the entire arrangement is recognized over the maintenance term.

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

Our total deferred revenue for products was $36.7 million and $45.2 million as of October 31, 2013 and January 31, 2014, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $75.5 million and $75.2 million as of October 31, 2013 and January 31, 2014, respectively.

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

Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. We estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measurement of estimated fair value of our share-based compensation. See Note 16 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of January 31, 2014, total unrecognized compensation expense was $79.3 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.6 years.

We recognize windfall tax benefits associated with the exercise of stock options or release of restricted stock units directly to stockholders' equity only when realized. A windfall tax benefit occurs when the actual tax benefit realized by us upon an employee's disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that we had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, we follow the tax law with-and-without method. Under the with-and-without method, the windfall is considered realized and recognized for financial statement purposes only when an incremental benefit is provided after considering all other tax benefits including our net operating losses. The with-and-without method results in the windfall from share-based compensation awards always being effectively the last tax benefit to be considered. Consequently, the windfall attributable to share-based compensation will not be considered realized in instances where our net operating loss carryover (that is unrelated to windfalls) is sufficient to offset the current year's taxable income before considering the effects of current-year windfalls.

Incentive Compensation Expense
We provide incentive-based compensation opportunities to employees through cash incentive awards and, as described in “Share-Based Compensation” above, performance-based equity awards. The expense associated with these awards is reflected as a component of employee-related expense within our operating expense and costs of goods sold, as applicable.

For fiscal 2014, the Compensation Committee has approved an annual cash incentive arrangement generally applicable to full-time employees excluding commissioned salespersons, with the aggregate amount of any awards payable dependent upon the achievement of certain financial and operational goals for fiscal 2014. Given that the awards are generally contingent upon achieving annual objectives, the payment of cash incentive awards is not expected to be made until after fiscal year-end results are finalized. As a result, the expense that we accrue for incentive compensation in any interim period in fiscal 2014 is based upon estimates of expected financial results for the year and expected performance against relevant operating objectives. Because assessing actual performance against many of these objectives cannot generally occur until at or near fiscal year-end, determining the amount of expense that we incur in our interim financial statements for incentive compensation involves management judgment. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are higher or lower than expected. We incurred an aggregate of $12.0 million of expense in the first three months of fiscal 2014 associated with our cash incentive bonus plan for fiscal 2014.
Reserve for Inventory Obsolescence

We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. Upon recognition of the write down, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In an effort to limit our exposure to delivery delays and to satisfy customer needs we purchase inventory based on forecasted sales across our product lines. In addition, part of our research and development strategy is to promote the convergence of similar features and functionalities across our product lines. Each of these practices exposes us to the risk that our customers will not order products for which we have forecasted sales, or will purchase less than we have forecasted. Historically, we have experienced write downs due to changes in our strategic direction, discontinuance of a product and declines in market conditions. We recorded charges for excess and obsolete inventory of $3.6 million and $5.4 million in the first three months of fiscal 2013 and 2014, respectively. The charges in fiscal 2014 primarily related to engineering design changes and the discontinuance of certain parts and components used in the manufacture of our Optical Transport and Converged Packet Optical products. Our inventory net of allowance for excess and obsolescence was $249.1 million and $284.1 million as of October 31, 2013 and January 31, 2014, respectively.

Allowance for Doubtful Accounts Receivable

Our allowance for doubtful accounts receivable is based on management's assessment, on a specific identification basis, of the collectibility of customer accounts. We perform ongoing credit evaluations of our customers and generally have not required collateral or other forms of security from customers. In determining the appropriate balance for our allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectibility. In doing so, we consider creditworthiness, payment history, account activity and communication with such customer. If a customer's financial condition changes, or if actual defaults are higher than our historical experience, we may be required to take a charge for an allowance for doubtful accounts receivable which could have an adverse impact on our results of operations. Our accounts receivable, net of allowance for doubtful accounts, was $488.6 million and $518.9 million as of October 31, 2013 and January 31, 2014, respectively. Our allowance for doubtful accounts was $2.0 million and $2.2 million as of October 31, 2013 and January 31, 2014, respectively.

Long-lived Assets

Our long-lived assets include: equipment, furniture and fixtures, finite-lived intangible assets and maintenance spares. As of October 31, 2013 and January 31, 2014 these assets totaled $366.9 million and $345.6 million, net, respectively. We test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets' carrying amount is not recoverable from its undiscounted cash flows. Our long-lived assets are assigned to asset groups which represents the lowest level for which we identify cash flows.

Deferred Tax Valuation Allowance

As of January 31, 2014, we have recorded a valuation allowance offsetting nearly all our net deferred tax assets of $1.5 billion. When measuring the need for a valuation allowance, we assess both positive and negative evidence regarding the realizability of these deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as our operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, our cumulative loss during this three-year period represents sufficient negative evidence regarding the need for nearly a full valuation allowance. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income or as an adjustment to paid-in capital, based on tax ordering requirements.

Warranty

Our liability for product warranties, included in other accrued liabilities, was $56.3 million and $58.1 million as of October 31, 2013 and January 31, 2014, respectively. Our products are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties was $4.0 million and $8.0 million for the first three months of fiscal 2013 and 2014, respectively. See Note 11 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report. The provision for warranty claims may fluctuate on a quarterly basis depending upon the mix of products and customers in that period. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. An increase in warranty claims or the related costs associated with satisfying our warranty obligations could increase our cost of sales and negatively affect our gross margin.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.

Interest Rate Sensitivity. We currently hold investments in U.S. Government obligations and commercial paper with varying maturities. See Notes 4 and 5 to our Condensed Consolidated Financial Statements for information relating to investments and fair value. These investments are sensitive to interest rate movements and their fair value will decline as interest rates rise and increase as interest rates decline. The estimated impact on these investments of a 100 basis point (1.0%) increase in interest rates across the yield curve from rates in effect as of the balance sheet date would be a $0.5 million decline in value.

Foreign Currency Exchange Risk. As a global concern, our business and results of operations are exposed to movements in foreign currency exchange rates. Due to our global presence, some of our revenue is non-U.S. dollar denominated with Canadian Dollars and Euros being our most significant foreign currency revenue exposures. If the U.S. dollar strengthens against these currencies, our revenues reported in U.S. dollars would decline. For our U.S. dollar denominated sales, an increase in the value of the U.S. dollar would increase the real cost to our customers of our products in markets outside the United States, which could impact our competitive position.
With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in Canadian Dollars, British Pounds, Euros and Indian Rupees. During the first three months of fiscal 2014, approximately 48.7% of our operating expense was non-U.S. dollar denominated. If these currencies strengthen, costs reported in U.S. dollars will increase. During the first three months of fiscal 2014, research and development expense benefited approximately $4.6 million, net of hedging, due to the strengthening of the U.S. dollar in relation to the Canadian Dollar and the Indian Rupee in comparison to the first three months of fiscal 2013.
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
From time to time, Ciena also uses foreign currency forwards to hedge certain balance sheet exposures. These forwards are not designated as hedges for accounting purposes and any net gain or loss associated with these derivatives is reported in interest and other income (loss), net. See Note 2 and Note 12 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Convertible Notes Outstanding. The fair market value of each of our outstanding convertible notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of our stock rises and decrease as the market price of the stock falls. Interest rate and market value changes affect the fair market value of the notes, and may affect the prices at which we would be able to repurchase such notes were we to do so. These changes do not impact our financial position, cash flows or results of operations. For additional information on the fair value of our outstanding notes, see Note 13 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

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
Our revenue and results of operations can fluctuate significantly and unpredictably from quarter to quarter. Our budgeted expense levels depend in part on our projections of future revenue and gross margin, and substantial reductions in expense can take time to implement. Uncertainty or lack of visibility into customer spending, changes in economic or market conditions and other factors that affect customer spending, can make it difficult to forecast future revenue and margins. Consequently, our level of operating expense or inventory may be high relative to revenue, which could harm our profitability and cash flow. Additional factors that contribute to fluctuations in our revenue and operating results include:

•	broader macroeconomic conditions, including weakness and volatility in global markets, that affect our customers;

•	changes in capital spending by large communications service providers;

•	order volume and timing;

•	backlog levels and the percentage of a given quarter's revenue generated from orders placed during that quarter;

•	the timing of our ability to recognize revenue on sales;

•	the mix of revenue by product segment, geography and customer in any particular quarter;

•	the level of competition and pricing pressure we encounter;

•	seasonal effects in our business;

•	the level of start-up costs we incur to support initial deployments, gain new customers or enter new markets; and

•	our level of success in improving manufacturing efficiencies and achieving cost reductions in our supply chain.

Quarterly fluctuations from these and other factors may cause our results of operations to fall short of or significantly exceed the expectations of securities analysts or investors, which may cause volatility in our stock price.

We face intense competition that could hurt our sales and results of operations.
We face a competitive market for sales of communications networking equipment, software and services, and this level of competition could result in pricing pressure, reduced demand, lower gross margins and loss of market share that could harm our business and results of operations. Competition is particularly intense as we and our competitors aggressively seek to displace incumbent equipment vendors at large service providers and secure new customers. In an effort to secure customer opportunities and capture market share, we have in the past, and may in the future, agree to commercial terms or pricing that result in low or negative gross margins on a particular order or group of orders. We expect this level of competition to continue or potentially increase, as multinational equipment vendors seek to promote adoption of competing architectural approaches for next-generation networks and retain incumbent positions with large customers globally. We also expect our competitive landscape to broaden. As network technologies, features and layers converge and demands for software programmability of networks increase, we expect that our business will overlap more directly with additional networking suppliers, including IP router vendors, system integrators, software vendors and other information technology vendors.

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

Our business and operating results could be adversely affected by unfavorable changes in macroeconomic and market conditions and reductions in the level of spending by customers in response to these conditions.
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

A significant portion of our revenue is concentrated among a few, large global communications service providers. By way of example, AT&T accounted for approximately 17.9% of fiscal 2013 revenue, and our largest ten customers contributed 59.4% of fiscal 2013 revenue. Consequently, our financial results are closely correlated with the spending of a relatively small number of service provider customers and can be significantly affected by market or industry changes that affect their businesses. These factors can include consumer and enterprise spending on communication services, macroeconomic volatility, the adoption of new communications products and services, the emergence of competing network operators and changing demands of end user customers. Because the terms of our framework contracts do not obligate customers to purchase any minimum or guaranteed order quantities, spending by these service providers can be unpredictable and sporadic, and our revenue and operating results can fluctuate on a quarterly basis. Reliance upon a relatively small number of service providers increases our exposure to changes in their network and purchasing strategies. Some of our customers are pursuing efforts to outsource the management and operation of their networks, or have indicated a procurement strategy to reduce the number of vendors from which they purchase equipment, which may benefit our larger competitors. Our concentration in revenue has increased in the past as a result of consolidation among a number of our largest customers. Consolidation may increase the likelihood of temporary or indefinite reductions in customer spending or changes in network strategy that could harm our business and operating results. The loss of one or more of our large service provider customers, a significant reduction in their spending, or market or industry factors adversely affecting service providers generally, would have a material adverse effect on our business, financial condition and results of operations.

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

Many of our sales initiatives, including sales to service provider customers, typically involve lengthy sales cycles that may include extensive product testing, laboratory or network certification, network or region-specific product certification and homologation requirements. These sales also often involve protracted and sometimes difficult contract negotiations in which we may deem it necessary to agree to unfavorable contractual or commercial terms that adversely affect pricing, expose us to penalties for delays or non-performance, and require us to assume a disproportionate amount of risk. We may also be requested to provide deferred payment terms, vendor or third-party financing or other alternative purchase structures that extend the timing of payment and revenue recognition. Moreover, our purchase agreements generally do not include minimum purchase commitments, and customers often have the right to modify, delay, reduce or cancel previous orders. These terms may negatively affect our revenue and results of operations and increase our susceptibility to quarterly fluctuations in our financial results. Moreover, service providers may insist upon terms and conditions that we deem too onerous or not in our best interest, and we may be unable to reach a commercial agreement. As a result, we may incur substantial expense and devote time and resources to potential sales opportunities that never materialize or result in lower than anticipated sales.
Efforts by us or by our strategic third party channel partners to sell our solutions into targeted geographic markets and customer segments may be unsuccessful.
In order to sell our products into new geographic markets, diversify our customer base and broaden the application for our solutions in communications networks, we continue to promote sales initiatives and foster strategic channel sales relationships, including our recently announced packet optical distribution relationship with Ericsson. We seek to expand our geographic reach and increase market share in international markets, including Brazil, the Middle East, Russia, Japan and India. We also intend to pursue opportunities to diversify our customer base beyond our traditional customers. Specifically, we are targeting sales opportunities with enterprises, wireless operators, cable operators, submarine network operators, content service providers, cloud infrastructure providers, research and education institutions, and federal, state and local governments. To succeed in some of these geographic markets and customer segments we believe that we need to successfully leverage strategic sales channels and distribution arrangements and we expect these relationships to be an important part of our business. Our efforts may ultimately be unsuccessful, and difficulties selling into these target markets through third party channels could limit our growth and harm our results of operations.

The international scale of our operations exposes us to additional risk and expense that could adversely affect our results of operations.
We market, sell and service our products globally and rely upon a global supply chain for sourcing important components and manufacturing our products. Our international operations are subject to inherent risks, including:

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
We could be adversely affected by litigation, other proceedings or claims against us, as well as claims against our manufacturers, suppliers or customers, alleging infringement of third party proprietary rights by our products and technology, or components thereof. Regardless of the merit of these claims, they can be time-consuming, divert the time and attention of our technical and management personnel, and result in costly litigation. These claims, if successful, could require us to:

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

We rely on a number of third party service partners, both domestic and international, to complement our global service and support resources. We rely upon these partners for certain installation, maintenance and support functions. In addition, as network operators seek to increasingly rely on vendors to perform additional services relating to the design, construction and operation of their networks, the scope of work performed by our support partners is likely to increase and may include areas where we have less experience providing or managing such services. We must successfully identify, assess, train and certify qualified service partners in order to ensure the proper installation, deployment and maintenance of our products, and the skillful performance of other services associated with expanded solutions offerings, including site assessment and construction related services. Vetting and certification of these partners can be costly and time-consuming, and certain partners may not have the same operational history, financial resource and scale as Ciena. Moreover, certain service partners may provide similar services for other companies, including our competitors. We may not be able to manage effectively our relationships with our service partners and cannot be certain that they will be able to deliver services in the manner or time required or that we will be able to maintain the continuity of their services. We may also be exposed to a number of risks or challenges relating to the performance of our service partners, including:

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

At January 31, 2014, indebtedness on our outstanding convertible notes totaled approximately $1.2 billion in aggregate principal, including the accretion of principal at maturity on our 2020 Notes. Our indebtedness could have important negative consequences, including:

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

During fiscal 2012, we entered into a $150 million senior secured asset-based revolving Credit Facility. In addition to customary remedies that would apply should we default under the credit agreement governing this facility, we may be subject to lender control over certain cash assets and required to comply with a fixed charge coverage ratio in the event that we do not maintain the requisite level of availability under the facility. The credit agreement also contains customary covenants that limit our ability to, among other things, pay cash dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, enter into certain acquisition transactions, repay indebtedness, make investments or dispose of assets. The Credit Facility matures on August 13, 2015, provided that it will mature early on December 15, 2014, if any of Ciena's 4.0% convertible senior notes due March 15, 2015 are then outstanding. We may also enter into additional transactions or lending facilities, including equipment loans, working capital lines of credit and other long-term debt, which may increase our indebtedness and result in additional restrictions upon our business.

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

We have recently undertaken and expect to undertake in the future a number of significant facilities transitions affecting a number of our largest employee populations. The lease of our “Lab 10” building on the Carling Campus in Ottawa, Canada will expire in fiscal 2017, and we are currently considering facilities and development alternatives in advance of the expiration of this lease. In addition, the lease for our research and development facility in Gurgaon, India will expire in October 2014. While we have an agreement to lease for periods beyond such date, the parties have not yet executed an extension of the lease. Both locations include sophisticated research and development lab equipment and significant headcount including key engineering personnel. Locating appropriate alternative space for our engineering operations may be costly, and there can be no assurance that the transition of key engineering functions to a successor facility will not be disruptive or adversely affect productivity. Significant facilities transitions could be disruptive to our operations and may result in unanticipated expense and adverse effects on our cash position and cash flows.

Restructuring activities could disrupt our business and affect our results of operations.

We have previously taken steps, including reductions in force, office closures, and internal reorganizations to reduce the size and cost of our operations, improve efficiencies, or realign our organization and staffing to better match our market opportunities and our technology development initiatives. We may take similar steps in the future as we seek to realize operating synergies, optimize our operations to achieve our target operating model and profitability objectives, or better reflect changes in the strategic direction of our business. These changes could be disruptive to our business, including our research and development efforts, and could result in significant expense, including accounting charges for inventory and technology-related write-offs, workforce reduction costs and charges relating to consolidation of excess facilities. Substantial expense or charges resulting from restructuring activities could adversely affect our results of operations and use of cash in those periods in which we undertake such actions.

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

Government regulations affecting the use, import or export of products could adversely affect our operations, negatively affect our revenue and increase our costs.

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

As of January 31, 2014, our balance sheet includes $345.6 million in long-lived assets, which includes $168.9 million of intangible assets.Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These assumptions are used to forecast future, undiscounted cash flows upon which our estimates are based. Periods of significant uncertainty or instability of macroeconomic conditions can make forecasting future business difficult. If actual market conditions differ or our forecasts change, we may be required to reassess long-lived assets and could record an impairment charge. Any impairment charge relating to long-lived assets would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ciena Corporation
Date:	March 7, 2014	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	March 7, 2014	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)