Form 10-Q
period 2014-04-30
CIENA CORP
filed 2014-06-11
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 6, 2014
common stock, $0.01 par value	105,593,414

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended April 30,		Six Months Ended April 30,
	2013	2014	2013	2014
Revenue:
Products	$413,217	$460,821	$766,274	$893,762
Services	94,495	99,240	194,531	200,002
Total revenue	507,712	560,061	960,805	1,093,764
Cost of goods sold:
Products	239,441	257,632	435,962	502,848
Services	58,758	64,738	119,535	127,374
Total cost of goods sold	298,199	322,370	555,497	630,222
Gross profit	209,513	237,691	405,308	463,542
Operating expenses:
Research and development	100,787	103,492	189,912	204,989
Selling and marketing	74,475	83,662	141,063	162,010
General and administrative	30,883	31,882	59,091	61,979
Amortization of intangible assets	12,439	11,493	24,892	23,932
Restructuring costs	1,509	—	6,539	115
Total operating expenses	220,093	230,529	421,497	453,025
Income (loss) from operations	(10,580)	7,162	(16,189)	10,517
Interest and other income (loss), net	(2,716)	(1,905)	(2,853)	(7,903)
Interest expense	(11,392)	(11,020)	(22,124)	(22,048)
Loss on extinguishment of debt	—	—	(28,630)	—
Loss before income taxes	(24,688)	(5,763)	(69,796)	(19,434)
Provision for income taxes	2,391	4,395	4,607	6,660
Net loss	$(27,079)	$(10,158)	$(74,403)	$(26,094)
Basic net loss per common share	$(0.27)	$(0.10)	$(0.73)	$(0.25)
Diluted net loss per potential common share	$(0.27)	$(0.10)	$(0.73)	$(0.25)
Weighted average basic common shares outstanding	101,913	105,451	101,560	104,977
Weighted average dilutive potential common shares outstanding	101,913	105,451	101,560	104,977

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Quarter Ended April 30,		Six Months Ended April 30,
	2013	2014	2013	2014
Net loss	$(27,079)	$(10,158)	$(74,403)	$(26,094)
Change in unrealized gain (loss) on available-for-sale securities, net of tax	13	10	(31)	31
Change in unrealized gain (loss) on foreign currency forward contracts, net of tax	(194)	1,625	(117)	(349)
Change in cumulative translation adjustment	(2,004)	935	(1,044)	(4,165)
Other comprehensive income (loss)	(2,185)	2,570	(1,192)	(4,483)
Total comprehensive loss	$(29,264)	$(7,588)	$(75,595)	$(30,577)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31, 2013	April 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$346,487	$325,083
Short-term investments	124,979	90,049
Accounts receivable, net	488,578	514,973
Inventories	249,103	293,952
Prepaid expenses and other	186,655	207,279
Total current assets	1,395,802	1,431,336
Long-term investments	15,031	15,042
Equipment, furniture and fixtures, net	119,729	119,876
Other intangible assets, net	185,828	155,117
Other long-term assets	86,380	74,093
Total assets	$1,802,770	$1,795,464
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$254,849	$229,498
Accrued liabilities	271,656	254,436
Deferred revenue	88,550	118,473
Convertible notes payable	—	187,647
Total current liabilities	615,055	790,054
Long-term deferred revenue	23,620	23,820
Other long-term obligations	34,753	35,789
Long-term convertible notes payable	1,212,019	1,026,641
Total liabilities	1,885,447	1,876,304
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 103,705,709 and 105,584,958 shares issued and outstanding	1,037	1,056
Additional paid-in capital	5,893,880	5,926,276
Accumulated other comprehensive loss	(7,774)	(12,258)
Accumulated deficit	(5,969,820)	(5,995,914)
Total stockholders’ equity (deficit)	(82,677)	(80,840)
Total liabilities and stockholders’ equity (deficit)	$1,802,770	$1,795,464

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended April 30,
	2013	2014
Cash flows used in operating activities:
Net loss	$(74,403)	$(26,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	28,630	—
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	28,857	27,143
Share-based compensation costs	18,147	23,443
Amortization of intangible assets	35,661	30,712
Provision for inventory excess and obsolescence	9,027	12,972
Provision for warranty	11,060	12,424
Other	5,068	10,164
Changes in assets and liabilities:
Accounts receivable	(76,526)	(27,548)
Inventories	2,975	(57,821)
Prepaid expenses and other	(33,969)	(19,054)
Accounts payable, accruals and other obligations	24,805	(51,631)
Deferred revenue	19,799	30,123
Net cash used in operating activities	(869)	(35,167)
Cash flows provided by (used in) investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(21,496)	(26,485)
Restricted cash	1,679	1,912
Purchase of available for sale securities	(99,914)	(95,033)
Proceeds from maturities of available for sale securities	50,000	130,000
Settlement of foreign currency forward contracts, net	—	(4,029)
Net cash provided by (used in) investing activities	(69,731)	6,365
Cash flows from financing activities:
Payment of long term debt	(216,210)	—
Payment for debt and equity issuance costs	(3,661)	—
Payment of capital lease obligations	(1,427)	(1,520)
Proceeds from issuance of common stock	5,955	8,970
Net cash provided by (used in) financing activities	(215,343)	7,450
Effect of exchange rate changes on cash and cash equivalents	(3)	(52)
Net decrease in cash and cash equivalents	(285,943)	(21,352)
Cash and cash equivalents at beginning of period	642,444	346,487
Cash and cash equivalents at end of period	$356,498	$325,083
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$15,720	$17,047
Cash paid during the period for income taxes, net	$5,136	$7,221
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$3,006	$4,799
Fixed assets acquired under capital leases	$1,286	$—

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
Ciena has a 52 or 53-week fiscal year, which ends on the Saturday nearest to the last day of October of each year. Fiscal 2014 and 2013 are 52-week fiscal years. For purposes of financial statement presentation, each fiscal year is described as having ended on October 31, and the fiscal quarters are described as having ended on January 31, April 30 and July 31 of each fiscal year.

(2)	SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for selling prices for multiple element arrangements, share-based compensation, convertible notes payable valuations, bad debts, valuation of inventories and investments, recoverability of intangible assets, other long-lived assets, income taxes, warranty obligations, restructuring liabilities, derivatives, incentive compensation, contingencies and litigation. Ciena bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results may differ materially from management’s estimates.

Cash and Cash Equivalents

Ciena considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Restricted cash collateralizing letters of credit is included in other current assets and other long-term assets depending upon the duration of the restriction.

Investments

Ciena's investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Ciena recognizes losses when it determines that declines in the fair value of its investments below their cost basis are other-than-temporary. In determining whether a decline in fair value is other-than-temporary, Ciena considers various factors including market price (when available), investment ratings, the financial condition and near-term prospects of the investee, the length of time and the extent to which the fair value has been less than Ciena's cost basis, and its intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. Ciena considers all marketable debt securities that it expects to convert to cash within one year or less to be short-term investments, with all others considered to be long-term investments.

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

Equipment, Furniture and Fixtures and Internal Use Software

Equipment, furniture and fixtures are recorded at cost. Depreciation and amortization are computed using the straight-line method over useful lives of two to five years for equipment, furniture and fixtures, and the shorter of useful life or lease term for leasehold improvements.

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

Share-Based Compensation Expense

Ciena measures and recognizes compensation expense for share-based awards based on estimated fair values on the date of grant. Ciena estimates the fair value of each option-based award on the date of grant using the Black-Scholes option-pricing model. This model is affected by Ciena's stock price as well as estimates regarding a number of variables, including expected stock price volatility over the expected term of the award and projected employee stock option exercise behaviors. Ciena estimates the fair value of each restricted stock unit award based on the fair value of the underlying common stock on the date of grant. In each case, Ciena only recognizes expense in its Condensed Consolidated Statement of Operations for those stock options or restricted stock units that are ultimately expected to vest. Ciena recognizes the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based expense over the performance period, using graded vesting, which considers each performance period or tranche separately, based upon its determination of whether it is probable that the performance targets will be achieved. At each reporting period, Ciena reassesses the probability of achieving the performance targets and the performance period required to meet those targets. Ciena uses the straight-line method to record expense for share-based awards with only service-based vesting. See Note 16 below.

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

In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. In addition, tax authorities periodically audit Ciena's income tax returns. These audits examine significant tax filing positions, including the timing and amounts of deductions and the allocation of income tax expenses among tax jurisdictions. Ciena is currently under audit in India for 2008 through 2012 and in Canada for 2010 through 2012. Management does not expect the outcome of these audits to have a material adverse effect on Ciena's consolidated financial position, results of operations or cash flows. Ciena's major tax jurisdictions and the earliest open tax years are as follows: United States (2010), United Kingdom (2012), Canada (2009) and India (2008). However, limited adjustments can be made to Federal U.S. tax returns in earlier years in order to reduce net operating loss carryforwards. Ciena classifies interest and penalties related to uncertain tax positions as a component of income tax expense. All of the uncertain tax positions, if recognized, would decrease the effective income tax rate.

Ciena has not provided for U.S. deferred income taxes on the cumulative unremitted earnings of its non-U.S. affiliates, as it plans to indefinitely reinvest cumulative unremitted foreign earnings outside the U.S., and it is not practicable to determine the unrecognized deferred income taxes. These cumulative unremitted foreign earnings relate to ongoing operations in foreign jurisdictions and will be used to fund foreign operations, capital expenditures and any expansion requirements.

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

Foreign Currency

Some of Ciena's foreign branch offices and subsidiaries use the U.S. dollar as their functional currency because Ciena, as the U.S. parent entity, exclusively funds the operations of these branch offices and subsidiaries. For those subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date, and the statement of operations is translated at a monthly average rate. Resulting translation adjustments are recorded directly to a separate component of stockholders' equity. Where the monetary assets and liabilities are transacted in a currency other than the entity's functional currency, re-measurement adjustments are recorded in interest and other income (loss), net on the Condensed Consolidated Statement of Operations. Interest and other income (loss), net reflects a net loss on foreign currency re-measurement and exchange rate changes of $3.0 million for the six months ended April 30, 2013 and a net gain of $5.3 million for the six months ended April 30, 2014.

Derivatives

Ciena's 4.0% convertible senior notes due March 15, 2015 (the "2015 Notes") include a redemption feature that is accounted for as a separate embedded derivative. The embedded redemption feature is recorded at fair value on a recurring basis, and these changes are included in interest and other income (loss), net on the Condensed Consolidated Statement of Operations. Interest and other income (loss), net reflects an increase in fair value of $0.4 million for the six months ended April 30, 2013 and a reduction in fair value of $2.6 million for the six months ended April 30, 2014.

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

From time to time, Ciena uses foreign currency forwards to hedge certain balance sheet exposures. These forwards are not designated as hedges for accounting purposes, and any net gain or loss associated with these derivatives is reported in interest and other income (loss), net on the Condensed Consolidated Statement of Operations. Interest and other income (loss), net reflects losses of $0.1 million and $10.2 million related to foreign currency forward contracts for the six months ended April 30, 2013 and 2014, respectively. See Note 12 below.

Ciena records derivative instruments in the Condensed Consolidated Statement of Cash Flows within operating, investing, or financing activities consistent with the cash flows of the hedged items.

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

Newly Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard update was effective for Ciena beginning in the first quarter of fiscal 2014.

Ciena has determined that reclassifications from other comprehensive income to net income are immaterial for separate financial statement presentation.

In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard will be effective for Ciena beginning in the first quarter of fiscal 2018. Ciena is currently evaluating the impact of the adoption of this accounting standard update on its condensed consolidated financial statements.

(3)	RESTRUCTURING COSTS
Ciena has undertaken a number of restructuring activities intended to reduce expense and better align its workforce and costs with market opportunities, product development and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the six months ended April 30, 2014 (in thousands):

	Workforce reduction	Consolidation of excess facilities	Total
Balance at October 31, 2013	$80	$1,936	$2,016
Additional liability recorded	106	9	115
Cash payments	(136)	(178)	(314)
Balance at April 30, 2014	$50	$1,767	$1,817
Current restructuring liabilities	$50	$627	$677
Non-current restructuring liabilities	$—	$1,140	$1,140

The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the six months ended April 30, 2013 (in thousands):

	Workforce reduction	Consolidation of excess facilities	Total
Balance at October 31, 2012	$1,449	$3,600	$5,049
Additional liability recorded	4,916	1,623	6,539
Non-cash disposal	—	(735)	(735)
Cash payments	(5,733)	(2,153)	(7,886)
Balance at April 30, 2013	$632	$2,335	$2,967
Current restructuring liabilities	$632	$1,606	$2,238
Non-current restructuring liabilities	$—	$729	$729

(4)	SHORT-TERM AND LONG-TERM INVESTMENTS

As of the dates indicated, short-term and long-term investments are comprised of the following (in thousands):

	April 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$60,042	$16	—	$60,058
Included in long-term investments	14,997	45	—	15,042
	$75,039	$61	$—	$75,100

Commercial paper:
Included in short-term investments	29,991	—	—	29,991
	$29,991	$—	$—	$29,991

	October 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$99,974	$11	$—	$99,985
Included in long-term investments	14,996	35	—	15,031
	$114,970	$46	$—	$115,016

Commercial paper:
Included in short-term investments	24,994	—	—	24,994
	$24,994	$—	$—	$24,994

The following table summarizes final legal maturities of debt investments at April 30, 2014 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$90,033	$90,049
Due in 1-2 years	14,997	15,042
	$105,030	$105,091

(5)	FAIR VALUE MEASUREMENTS

As of the date indicated, the following table summarizes the fair value of assets and liabilities that are recorded at fair value on a recurring basis (in thousands):

	April 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$226,925	$—	$—	$226,925
U.S. government obligations	—	75,100	—	75,100
Commercial paper	—	49,989	—	49,989
Foreign currency forward contracts	—	296	—	296
Embedded redemption feature	—	—	190	190
Total assets measured at fair value	$226,925	$125,385	$190	$352,500

Liabilities:
Foreign currency forward contracts	$—	$3,548	$—	$3,548
Total liabilities measured at fair value	$—	$3,548	$—	$3,548

As of the date indicated, the assets and liabilities above were presented on Ciena’s Condensed Consolidated Balance Sheet as follows (in thousands):

	April 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$226,782	$19,998	$—	$246,780
Short-term investments	—	90,049	—	90,049
Prepaid expenses and other	52	296	190	538
Long-term investments	—	15,042	—	15,042
Other long-term assets	91	—	—	91
Total assets measured at fair value	$226,925	$125,385	$190	$352,500

Liabilities:
Accrued liabilities	$—	$3,548	$—	$3,548
Total liabilities measured at fair value	$—	$3,548	$—	$3,548

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
As of the dates indicated, the following table sets forth, in thousands, the reconciliation of changes in fair value measurements of Level 3 assets:

Level 3
Balance at October 31, 2013	$2,740
Issuances	—
Settlements	—
Changes in unrealized gain (loss)	(2,550)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at April 30, 2014	$190

(6)	ACCOUNTS RECEIVABLE

As of October 31, 2013, two customers each accounted for greater than 10% of net accounts receivable and in the aggregate accounted for 22.5% of net accounts receivable. As of April 30, 2014, two customers each accounted for greater than 10% of net accounts receivable, and in the aggregate accounted for 22.8% of net accounts receivable. Allowance for doubtful accounts was $2.0 million and $1.7 million as of October 31, 2013 and April 30, 2014, respectively. Ciena has not historically experienced a significant amount of bad debt expense.

(7)	INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	October 31, 2013	April 30, 2014
Raw materials	$53,274	$56,689
Work-in-process	7,773	7,919
Finished goods	153,855	181,020
Deferred cost of goods sold	75,764	95,783
	290,666	341,411
Provision for excess and obsolescence	(41,563)	(47,459)
	$249,103	$293,952

Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand and market conditions. During the first six months of fiscal 2014, Ciena recorded a provision for excess and obsolescence of $13.0 million, primarily related to engineering design changes and the discontinuance of certain parts and components used in the manufacture of our Optical Transport products, including our Corestream® Agility Optical Transport platform, and Converged Packet Optical products. Deductions from the provision for excess and obsolete inventory relate to disposal activities.

(8)	PREPAID EXPENSES AND OTHER
As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	October 31, 2013	April 30, 2014
Prepaid VAT and other taxes	$101,072	$106,790
Deferred deployment expense	23,190	25,123
Product demonstration equipment, net	33,382	43,184
Prepaid expenses	16,963	15,244
Embedded redemption feature	—	190
Other non-trade receivables	11,996	16,696
Restricted cash	52	52
	$186,655	$207,279

Depreciation of product demonstration equipment was $3.5 million and $4.2 million for the first six months of fiscal 2013 and 2014, respectively.

(9)	EQUIPMENT, FURNITURE AND FIXTURES
As of the dates indicated, equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31, 2013	April 30, 2014
Equipment, furniture and fixtures	$364,574	$379,569
Leasehold improvements	46,247	46,442
	410,821	426,011
Accumulated depreciation and amortization	(291,092)	(306,135)
	$119,729	$119,876

The total of depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements, was $25.4 million and $22.9 million for the first six months of fiscal 2013 and 2014, respectively.

(10)	OTHER INTANGIBLE ASSETS
As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	October 31, 2013			April 30, 2014
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Developed technology	$417,833	$(321,645)	$96,188	$417,833	$(338,428)	$79,405
Patents and licenses	46,538	(45,744)	794	46,538	(45,826)	712
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	323,573	(234,727)	88,846	323,573	(248,573)	75,000
Total other intangible assets	$787,944	$(602,116)	$185,828	$787,944	$(632,827)	$155,117

The amortization of finite-lived other intangible assets was $35.7 million and $30.7 million for the first six months of fiscal 2013 and 2014, respectively. Expected future amortization of finite-lived other intangible assets for the fiscal years indicated is as follows (in thousands):

Period ended October 31,
2014 (remaining six months)	$26,439
2015	52,879
2016	52,879
2017	22,783
2018	137
$155,117

(11)	OTHER BALANCE SHEET DETAILS
As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	October 31, 2013	April 30, 2014
Maintenance spares inventory, net	$61,305	$56,090
Deferred debt issuance costs, net	15,677	13,302
Embedded redemption feature	2,740	—
Restricted cash	2,053	141
Other	4,605	4,560
	$86,380	$74,093

Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate method, through the maturity of the related debt. Amortization of debt issuance costs related to our convertible notes payable and the Credit Facility (described in Note 14 below), which is included in interest expense, was $3.0 million and $2.4 million during the first six months of fiscal 2013 and fiscal 2014, respectively.
As of the dates indicated, accrued liabilities are comprised of the following (in thousands):

	October 31, 2013	April 30, 2014
Warranty	$56,303	$56,167
Compensation, payroll related tax and benefits	98,770	64,113
Vacation	32,118	34,503
Current restructuring liabilities	674	677
Interest payable	6,186	6,179
Other	77,605	92,797
	$271,656	$254,436

The following table summarizes the activity in Ciena’s accrued warranty for the fiscal periods indicated (in thousands):

				Balance at
Six months ended	Beginning			end of
April 30,	Balance	Provisions	Settlements	period
2013	$55,132	11,060	(11,463)	$54,729
2014	$56,303	12,424	(12,560)	$56,167

As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	October 31, 2013	April 30, 2014
Products	$36,671	$64,326
Services	75,499	77,967
	112,170	142,293
Less current portion	(88,550)	(118,473)
Long-term deferred revenue	$23,620	$23,820

(12)	FOREIGN CURRENCY FORWARD CONTRACTS

As of April 30, 2014, Ciena had forward contracts to reduce the variability in its Canadian Dollar and Indian Rupee denominated expense, which expense principally relates to research and development activities. These derivative contracts have been designated as cash flow hedges. During the first six months of fiscal 2014, in order to hedge certain balance sheet exposures, Ciena entered into forward contracts to sell Brazilian Real and buy an equivalent U.S. Dollar amount and forward contracts to sell U.S. Dollars and buy an equivalent amount of Canadian Dollars. These derivative contracts have not been designated as hedges. Ciena's foreign currency forward contracts are immaterial for separate financial statement presentation.

(13)	CONVERTIBLE NOTES PAYABLE

The principal balance, unamortized discount and net carrying amount of the liability and equity components of our 4.0% convertible senior notes due December 15, 2020 Notes ("2020 Notes") were as follows as of April 30, 2014:

	Liability Component			Equity Component
	Principal Balance	Unamortized Discount	Net Carrying Amount	Net Carrying Amount
4.0% Convertible Senior Notes due December 15, 2020	$192,216	$15,575	$176,641	$43,131

The following table sets forth, in thousands, the carrying value and the estimated fair value of Ciena’s outstanding convertible notes:

	April 30, 2014
	Carrying Value	Fair Value(2)
4.0% Convertible Senior Notes, due March 15, 2015 (1)	187,647	214,805
0.875% Convertible Senior Notes due June 15, 2017	500,000	494,375
3.75% Convertible Senior Notes due October 15, 2018	350,000	448,875
4.0% Convertible Senior Notes due December 15, 2020 (3)	176,641	246,797
	$1,214,288	$1,404,852

(1)	Includes unamortized bond premium related to embedded redemption feature.

(2)
The convertible notes were categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its outstanding convertible notes using a market approach based upon observable inputs, such as current market transactions involving comparable securities.

(3)	Includes unamortized discount and accretion of principal.

(14)	CREDIT FACILITY
During fiscal 2012, Ciena entered into a $150.0 million senior secured asset-based revolving credit facility (the “Credit Facility”). The Credit Facility matures on August 13, 2015, provided that it will mature early on December 15, 2014, if any of Ciena's 4.0% senior convertible notes due March 15, 2015 are then outstanding. Ciena principally uses and expects to continue to use the Credit Facility to support the issuance of letters of credit that arise in the ordinary course of its business and thereby to reduce its use of cash required to collateralize these instruments. As of April 30, 2014, letters of credit totaling $58.7 million were collateralized by the Credit Facility. There were no borrowings outstanding under the Credit Facility as of April 30, 2014.

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

	Quarter Ended April 30,		Six Months Ended April 30,
Numerator	2013	2014	2013	2014
Net loss	$(27,079)	$(10,158)	$(74,403)	$(26,094)

	Quarter Ended April 30,		Six Months Ended April 30,
Denominator	2013	2014	2013	2014
Weighted average basic common shares outstanding	101,913	105,451	101,560	104,977
Weighted average dilutive potential common shares outstanding	101,913	105,451	101,560	104,977

	Quarter Ended April 30,		Six Months Ended April 30,
EPS	2013	2014	2013	2014
Basic EPS	$(0.27)	$(0.10)	$(0.73)	$(0.25)
Diluted EPS	$(0.27)	$(0.10)	$(0.73)	$(0.25)

The following table summarizes the weighted average shares excluded from the calculation of the denominator for Basic and Diluted EPS due to their anti-dilutive effect for the periods indicated (in thousands):

	Quarter Ended April 30,		Six Months Ended April 30,
	2013	2014	2013	2014
Shares underlying stock options and restricted stock units	4,267	3,256	4,366	3,430
0.25% Convertible Senior Notes due May 1, 2013	5,288	—	5,379	—
4.0% Convertible Senior Notes due March 15, 2015	9,198	9,198	11,891	9,198
0.875% Convertible Senior Notes due June 15, 2017	13,108	13,108	13,108	13,108
3.75% Convertible Senior Notes due October 15, 2018	17,356	17,356	17,356	17,356
4.0% Convertible Senior Notes due December 15, 2020	9,198	9,198	6,505	9,198
Total shares excluded due to anti-dilutive effect	58,415	52,116	58,605	52,290

(16)	SHARE-BASED COMPENSATION EXPENSE
Ciena grants equity awards under its 2008 Omnibus Incentive Plan (the "2008 Plan") and the Amended and Restated Employee Stock Purchase Plan (the “ESPP”). These plans were approved by stockholders and are described in Ciena’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013.
2008 Omnibus Incentive Plan
The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors, and consultants of Ciena. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions, and the required service or performance criteria. Options and SARs have a maximum term of ten years, and their exercise price may not be less than 100% of fair market value on the date of grant. Repricing of stock options and SARs is prohibited without stockholder approval. Certain change in control transactions may cause awards granted under the 2008 Plan to vest, unless the awards are continued or substituted for in connection with the transaction. Pursuant to Board and stockholder approval, effective April 10, 2014, Ciena amended its 2008 Plan to increase the number of shares available for issuance by 6.6 million shares. The total number of shares authorized for issuance under the 2008 Plan is 25.1 million shares. As of April 30, 2014, approximately 9.2 million shares remained available for issuance under the 2008 Plan.
     Stock Options
Outstanding stock option awards to employees are generally subject to service-based vesting restrictions and vest incrementally over a four-year period. As of April 30, 2014, all outstanding options have completed their service-based vesting conditions and are fully vested. The following table is a summary of Ciena’s stock option activity for the period indicated (shares in thousands):

	Shares Underlying Options Outstanding	Weighted Average Exercise Price
Balance at October 31, 2013	2,102	$27.46
Exercised	(108)	17.82
Canceled	(379)	42.39
Balance at April 30, 2014	1,615	$24.60

The total intrinsic value of options exercised during the first six months of fiscal 2013 and fiscal 2014 was $0.3 million and $0.7 million, respectively. Ciena did not grant any stock options during the first six months of fiscal 2013 or fiscal 2014.
The following table summarizes information with respect to stock options outstanding at April 30, 2014, based on Ciena’s closing stock price on the last trading day of Ciena’s second fiscal quarter of 2014 (shares and intrinsic value in thousands):

			Options Outstanding and Vested at
			April 30, 2014
			Number	Weighted Average Remaining	Weighted
Range of			of	Contractual	Average	Aggregate
Exercise			Underlying	Life	Exercise	Intrinsic
Price			Shares	(Years)	Price	Value
$0.94	—	$16.31	174	3.66	$8.25	$1,929
$16.52	—	$17.29	264	1.17	16.64	710
$17.43	—	$24.50	353	1.02	20.45	242
$24.69	—	$28.28	335	2.50	27.01	—
$28.61	—	$31.43	103	3.30	29.80	—
$31.71	—	$32.55	21	3.22	31.92	—
$33.00	—	$37.10	249	3.55	35.23	—
$37.45	—	$46.44	116	3.28	44.30	—
$0.94	—	$46.44	1,615	2.36	$24.60	$2,881

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
The following table is a summary of Ciena’s restricted stock unit activity for the period indicated, with the aggregate fair value of the balance outstanding at the end of each period, based on Ciena’s closing stock price on the last trading day of the relevant period (shares and aggregate fair value in thousands):

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Fair Value
Balance at October 31, 2013	4,419	$15.33	$102,745
Granted	1,745
Vested	(1,252)
Canceled or forfeited	(99)
Balance at April 30, 2014	4,813	$17.67	$93,052

The total fair value of restricted stock units that vested and were converted into common stock during the first six months of fiscal 2013 and fiscal 2014 was $15.9 million and $29.1 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena during the first six months of fiscal 2013 and fiscal 2014 was $15.75 and $21.95 respectively.

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
During the first six months of fiscal 2014, Ciena issued 0.5 million shares under the ESPP. At April 30, 2014, 7.3 million shares remained available for issuance under the ESPP.

Share-Based Compensation Expense for Periods Reported

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended April 30,		Six Months Ended April 30,
	2013	2014	2013	2014
Product costs	$686	$741	$1,247	$1,247
Service costs	435	568	862	1,148
Share-based compensation expense included in cost of sales	1,121	1,309	2,109	2,395
Research and development	2,204	2,782	4,237	5,354
Sales and marketing	3,382	4,246	6,125	8,309
General and administrative	3,144	3,661	5,700	7,167
Share-based compensation expense included in operating expense	8,730	10,689	16,062	20,830
Share-based compensation expense capitalized in inventory, net	(24)	53	(24)	218
Total share-based compensation	$9,827	$12,051	$18,147	$23,443

As of April 30, 2014, total unrecognized share-based compensation expense related to unvested restricted stock units,was $72.4 million, and this expense is expected to be recognized over a weighted-average period of 1.5 years.

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

Asset information for reportable segments is not disclosed because it is not reviewed by the chief operating decision maker for purposes of evaluating performance and allocating resources.

Segment Revenue

The table below (in thousands) sets forth Ciena’s segment revenue for the respective periods:

	Quarter Ended April 30,		Six Months Ended April 30,
	2013	2014	2013	2014
Revenue:
Converged Packet Optical	$294,325	$356,840	$534,285	$690,241
Packet Networking	54,190	66,526	100,027	118,235
Optical Transport	57,371	29,616	114,968	69,713
Software and Services	101,826	107,079	211,525	215,575
Consolidated revenue	$507,712	$560,061	$960,805	$1,093,764

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
The table below (in thousands) sets forth Ciena’s segment profit and the reconciliation to consolidated net loss during the respective periods indicated:

	Quarter Ended April 30,		Six Months Ended April 30,
	2013	2014	2013	2014
Segment profit:
Converged Packet Optical	$57,528	$96,581	$104,646	$175,279
Packet Networking	2,556	8,196	7,639	8,581
Optical Transport	21,413	4,709	42,000	20,359
Software and Services	27,229	24,713	61,111	54,334
Total segment profit	108,726	134,199	215,396	258,553
Less: non-performance operating expenses
Selling and marketing	74,475	83,662	141,063	162,010
General and administrative	30,883	31,882	59,091	61,979
Amortization of intangible assets	12,439	11,493	24,892	23,932
Restructuring costs	1,509	—	6,539	115
Add: other non-performance financial items
Interest expense and other income (loss), net	(14,108)	(12,925)	(24,977)	(29,951)
Loss on extinguishment of debt	—	—	(28,630)	—
Less: Provision for income taxes	2,391	4,395	4,607	6,660
Consolidated net loss	$(27,079)	$(10,158)	$(74,403)	$(26,094)

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

	Quarter Ended April 30,		Six Months Ended April 30,
	2013	2014	2013	2014
United States	$287,572	$323,927	$551,807	$641,377
International	220,140	236,134	408,998	452,387
Total	$507,712	$560,061	$960,805	$1,093,764

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

	October 31, 2013	April 30, 2014
United States	$64,132	$64,415
Canada	43,772	42,978
Other International	11,825	12,483
Total	$119,729	$119,876

For the periods below, customers accounting for at least 10% of Ciena’s revenue were as follows (in thousands):

	Quarter Ended April 30,		Six Months Ended April 30,
	2013	2014	2013	2014
Company A	$101,531	$120,582	$173,210	$221,044
Company B	57,293	n/a	105,356	n/a
Total	$158,824	$120,582	$278,566	$221,044
________________________________

n/a	Denotes revenue representing less than 10% of total revenue for the period

The customers identified above purchased products and services from each of Ciena's operating segments.

(18)	COMMITMENTS AND CONTINGENCIES
Ontario Grant
Ciena was awarded a conditional grant from the Province of Ontario in June 2011. Under this strategic jobs investment fund grant, Ciena can receive up to an aggregate of C$25.0 million in funding for eligible costs relating to certain next-generation, coherent optical transport development initiatives over the period from November 1, 2010 to October 31, 2015. Ciena anticipates receiving disbursements, approximating C$5.0 million per fiscal year, over the period above. Amounts received under the grant are subject to recoupment in the event that Ciena fails to achieve certain minimum investment, employment and project milestones. As of April 30, 2014, Ciena has recorded a C$20.0 million benefit to date as a reduction in research and development expenses, of which C$3.6 million was recorded in the first six months of fiscal 2014. As of April 30, 2014, amounts receivable from this grant were C$3.6 million.

Foreign Tax Contingencies

As of October 31, 2013 and April 30, 2014, Ciena had accrued liabilities of $0.4 million related to a preliminary assessment notice from the India tax authorities asserting deficiencies in payments for the tax year 2009 related to income taxes. This contingency has been reported as a component of other long-term liabilities. During February 2014, Ciena received a final audit assessment notice from the India tax authorities with respect to this matter. Ciena has filed an appeal citing deficiencies in this assessment. Although Ciena estimates that it could be exposed to possible losses of up to $2.9 million, it has not accrued a liability of such amount as of April 30, 2014. Ciena has not accrued the additional income tax liability because it does not believe that such a loss is more likely than not. Ciena continues to evaluate the likelihood of a probable and reasonably possible loss, if any, related to this assessment. As a result, future increases or decreases to accrued liabilities may be necessary and will be recorded in the period when such amounts are estimable and more likely than not to occur.

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

Rapid proliferation of, and reliance by end users upon, communications services and devices, together with increased mobility and growth in cloud-based services, have fundamentally affected the demands placed upon communications networks and how they are designed. Network operators face a challenging and rapidly changing environment that requires that their network infrastructures be robust enough to address increasing capacity needs and be flexible enough to adapt to new application and service offerings. Network operators are competing to distinguish their service offerings to end users and generate revenue, while managing the costs required to implement and maintain their networks. To address these business, infrastructure and service delivery challenges, we believe network operators need a flexible infrastructure that can be adapted to support a variety of applications and controlled through the use of software.

Our OPn Architecture is designed to meet these challenges by providing increased scalability and programmability, as well as network-level software applications to control and configure the network dynamically. Through this network approach, we seek to enable high-capacity, configurable infrastructures that can adapt to the changing needs of end-users and the applications that they require, while providing flexible interfaces for the integration of computing, storage and network resources. By increasing network flexibility for service delivery, reducing required network elements and enabling increased scale at reduced cost, our solutions optimize networks. At the same time, our approach facilitates introduction of new service offerings, creating business and operational value for our customers. Our OPn Architecture, which underpins our solutions offering and guides our research and development strategy, is described more fully in “Market Opportunity and Strategy” below.

Our quarterly reports on Form 10-Q, annual reports on Form 10-K, and current reports on Form 8-K filed with the SEC are available through the SEC's website at www.sec.gov or free of charge on our website as soon as reasonably practicable after we file these documents. We routinely post the reports above, recent news and announcements, financial results and other information about Ciena that is important to investors in the "Investors" section of our website at www.ciena.com. Investors are encouraged to review the “Investors” section of our website because, as with the other disclosure channels that we use, from time to time we may post material information on that site that is not otherwise disseminated by us.

Market Opportunity and Strategy

We believe that the shift that is underway in network architectures to next-generation, converged infrastructures represents significant, long-term opportunities for Ciena. We believe that dynamics, including the proliferation of devices running mobile web applications, the prevalence of video applications, the increase in machine-to-machine connections, and the shift of enterprise and consumer applications to cloud-based or virtualized network environments are representative of the magnitude of changing demands being placed upon network architectures. At the same time, bandwidth requirements and the use and dependence by consumers and enterprises upon a variety of communications applications, services and devices continues to grow. We expect that these drivers will require existing and emerging network operators to invest in converged next-generation network infrastructures that are more automated, open and software programmable.
Our corporate strategy to capitalize on these market dynamics, promote operational efficiency and drive profitable growth of our business includes the following initiatives:
Promotion of our OPn Architecture for Next-Generation Networks. The services and applications running on communications networks require that more of the traffic on these networks be packet-oriented. The traditional approach to this problem has been to add IP routing capability at many points of intersection in the network. As capacity needs grow, this approach becomes unnecessarily complex and costly. We reduce the cost and complexity of growing networks with a programmable infrastructure that brings together the reliability and capacity of optical networking with the flexibility and economics of packet networking technologies. Combining these attributes with network level applications creates an approach we call our OPn Architecture. Our OPn Architecture leverages the convergence of optical and packet networking to enable network scale, applies advanced control plane software for network programmability, and enables cloud-level applications to integrate and optimize network resources — along with computing and storage resources — in a virtualized environment. The software-driven aspects of this architecture become increasingly important as network operators increasingly seek to leverage an open ecosystem of virtualized resources to enable the real-time analytics and network agility required for on-demand, next-generation network architectures. Our OPn Architecture offers network operators scalability, programmability, flexibility and cost-effectiveness, and we see opportunities in offering a portfolio of solutions that facilitate the transition to next-generation networks that are optimized to create new services rapidly and to meet end user demands.

Alignment of Research and Development Investment with Growth Opportunities. We seek to ensure that our product development initiatives are closely aligned with changing dynamics in our markets, network operator and end user demands, and growth opportunities for Ciena. We are investing in our OPn Architecture with current development efforts focused on expanding packet capabilities in our Packet Networking and Converged Packet Optical products for metro and service aggregation applications. We are also focused on optimizing our existing core networking solutions for application in metro networks. Our research and development efforts seek to extend and converge our existing technologies, including our WaveLogic coherent optical processor for 40G and 100G optical transport, and to introduce 400G and greater transmission speeds. In the packet area, we are increasing the scale and capability of our packet offerings and integrating standards-based open control interfaces. In the software area, we are enhancing our network management and planning applications. We are also focusing on initiatives to increase software-defined programmability and control of networks, including through our joint development initiative with Ericsson, and working to develop network-level software applications that configure networks and support new service introduction.

Evolution of our Go-to-Market Model. We seek to evolve our go-to-market sales model, from both coverage and engagement perspectives.

Coverage. Our coverage model is focused on selling into key customer segments, penetrating high-growth geographic markets and addressing additional network applications with our solutions. To complement our existing service provider customers, we intend to continue to seek opportunities to diversify our customer base into key market segments. We are expanding our sales efforts to capture opportunities arising from enterprise migration to cloud-based services, and promoting our reputation with government agencies and research and educational institutions as a trusted network equipment supplier. We are also focused on further penetrating significant Web 2.0 players, including Internet content providers and other emerging network operators who are changing the ways in which information is accessed and shared. To expand the geographic reach of our direct sales resources, and to broaden the role our solutions play in communications networks, we intend to pursue selling initiatives with third parties and foster strategic channel opportunities, including through our service provider customers, systems integrators and value-added resellers. Through our recently announced packet optical distribution relationship with Ericsson we are seeking to expand our geographic reach as well as the applications for our products. Our direct and indirect selling efforts are focused on the sale of our solutions into additional applications, including metro aggregation and submarine networks, and in support of cloud-based services, business Ethernet services and mobile backhaul.

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

Business optimization to yield operating leverage. We seek to improve the operational efficiencies in our business and gain additional operating leverage. We are focused on the transformation and redesign of certain business processes, systems, and resources. These initiatives include additional investments, re-engineering and automation of certain key business processes, including the engagement of strategic partners or resources to assist with select business functions. In addition, we are focused on optimizing our supply chain, including efforts to reduce our material and overhead costs in an effort to increase efficiency and reduce the cost to produce our product solutions. These initiatives include portfolio and process optimization, reducing our fulfillment, shipping and logistics expense, and identifying ways to drive improved efficiencies in the design and development of our solutions. We seek to leverage these opportunities to promote the profitable growth of our business and drive additional operating leverage.

Competitive Landscape

We continue to encounter a highly competitive marketplace, particularly for our Converged Packet Optical and Packet Networking products. Our sales of Converged Packet Optical solutions reflect an intense and fragmented competitive environment, as we and our competitors introduce and enhance new, high-capacity, high-speed network solutions and aggressively seek to capture market share and maintain incumbency with large service provider customers. Our sales of Packet Networking solutions also face a competitive marketplace as we seek to promote the benefits of our OPn Architecture, as compared to alternative approaches, and secure network operator adoption. We expect the current competitive landscape to remain challenging and dynamic. As networking technologies become more software-driven, and network features and layers continue to converge, our competitive landscape continues to broaden beyond traditional competitors. As a result, we are competing with, and expect to compete increasingly with, additional vendors focused on IP routing, information technology and software.

Securing new opportunities for our Converged Packet Optical and Packet Networking products in this competitive landscape, particularly in international markets, often requires that we agree to aggressive pricing or unfavorable commercial terms. These terms can elongate our revenue recognition or cash collection cycles, add startup costs to initial sales or deployment of our solutions, require financial commitments or performance bonds that place cash resources at risk, and include onerous contractual commitments that place a disproportionate allocation of risk upon the vendor. These terms can adversely affect our results of operations and contribute to fluctuations in our results.

Financial Results

Revenue for the second quarter of fiscal 2014 was $560.1 million, representing a sequential increase of 4.9% from $533.7 million in the first quarter of fiscal 2014. Revenue-related details reflecting sequential changes from the first quarter of fiscal 2014 include:

•
Product revenue for the second quarter of fiscal 2014 increased by $27.9 million, reflecting increased sales of $23.4 million in Converged Packet Optical and $14.8 million in Packet Networking. These increases were partially offset by decreased sales of $10.5 million in Optical Transport.

•	Service revenue for the second quarter of fiscal 2014 decreased by $1.5 million.

•	Revenue from the United States for the second quarter of fiscal 2014 was $324.0 million, an increase from $317.4 million in the first quarter of fiscal 2014.

•	International revenue for the second quarter of fiscal 2014 was $236.1 million, an increase from $216.3 million in the first quarter of fiscal 2014.

•	As a percentage of revenue, international revenue was 42.2% during the second quarter of fiscal 2014, an increase from 40.5% during the first quarter of fiscal 2014.

•	For the second quarter of fiscal 2014, one customer accounted for 21.5% of total revenue. This compares to one customer that accounted for 18.8% of total revenue in the first quarter of fiscal 2014.

Gross margin for the second quarter of fiscal 2014 was 42.4%, an increase from 42.3% in the first quarter of fiscal 2014.

Operating expense was $230.5 million for the second quarter of fiscal 2014, an increase from $222.5 million in the first quarter of fiscal 2014. Second quarter fiscal 2014 operating expense reflects increases of $5.3 million in selling and marketing expense, $2.0 million in research and development expense and $1.8 million in general and administrative expense. These increases were partially offset by a decrease of $1.0 million in amortization expense for intangibles.

Reflecting the revenue and margin improvement above, income from operations for the second quarter of fiscal 2014 was $7.2 million, compared to income from operations of $3.4 million during the first quarter of fiscal 2014. Our net loss for the second quarter of fiscal 2014 was $10.2 million, or $0.10 per share. This compares to a net loss of $15.9 million or $0.15 per share, for the first quarter of fiscal 2014.

We generated cash from operations of $2.0 million during the second quarter of fiscal 2014, consisting of $49.5 million in cash provided by net losses adjusted for non-cash charges, offset by a $47.5 million use of cash related to changes in working capital. This compares with $37.2 million of cash used by operations during the first quarter of fiscal 2014, consisting of $41.3 million in cash provided by net losses adjusted for non-cash charges offset by a $78.5 million use of cash related to changes in working capital.

As of April 30, 2014, we had $325.1 million in cash and cash equivalents, $90.1 million of short-term investments in U.S. treasury securities and commercial paper, and $15.0 million of long-term investments in U.S. treasury securities. This compares to $356.5 million in cash and cash equivalents and $100.0 million of short-term investments in U.S. treasury securities, at April 30, 2013, and $346.5 million in cash and cash equivalents, $125.0 million of short-term investments in U.S. treasury securities and commercial paper, and $15.0 million of long-term investments in U.S. treasury securities at October 31, 2013.
As of April 30, 2014, we had 4,998 employees, an increase from 4,754 at October 31, 2013 and an increase from 4,546 at April 30, 2013.

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

Quarter ended April 30, 2013 compared to the quarter ended April 30, 2014
Revenue
The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Quarter Ended April 30,				Increase
	2013	%*	2014	%*	(decrease)	%**
Revenue:
Converged Packet Optical	$294,325	57.9	$356,840	63.7	$62,515	21.2
Packet Networking	54,190	10.7	66,526	11.9	12,336	22.8
Optical Transport	57,371	11.3	29,616	5.3	(27,755)	(48.4)
Software and Services	101,826	20.1	107,079	19.1	5,253	5.2
Consolidated revenue	$507,712	100.0	$560,061	100.0	$52,349	10.3
_____________________________
*    Denotes % of total revenue
**    Denotes % change from 2013 to 2014

•
Converged Packet Optical revenue increased, reflecting a $64.4 million increase in sales of our 6500 Packet-Optical Platform, largely driven by service provider demand for high-capacity, optical transport for coherent 40G and 100G network infrastructures. In addition, sales of the OTN configuration for the 5410 Reconfigurable Switching System increased by $5.7 million. These increases were slightly offset by decreases of $4.7 million in sales of our CoreDirector® Multiservice Optical Switches and $2.9 million in sales of our 5430 Reconfigurable Switching System. The strong performance of this segment, particularly as compared to the expected declines in Optical Transport segment revenue, reflects the preference of network operators to adopt next-generation architectures that enable the convergence of high-capacity, coherent optical transport with integrated OTN switching and control plane functionality.

•
Packet Networking revenue increased, reflecting a $14.6 million increase in sales of our 3000 and 5000 families of service delivery and aggregation switches. This increase was partially offset by a $1.8 million decrease in sales of our 5410 Service Aggregation Switch. Segment revenue benefited from the expansion of Ethernet business services by our North American service provider customers and sales of service delivery and aggregation products in support of their packet-related network initiatives.

•
Optical Transport revenue decreased, reflecting a $10.1 million decrease of our 5100/5200 Advanced Services Platform, a $10.9 million decrease in sales of other stand-alone transport products and a $6.7 million decrease in sales of our 4200 Advanced Services Platform. Revenue for our Optical Transport segment, which currently consists principally of stand-alone WDM and SONET/SDH-based transport platforms, has experienced meaningful declines in revenue in recent years. We expect this to continue, reflecting network operators' transition toward next-generation converged network architectures as described above.

•	Software and Services revenue increased, reflecting increases of $2.5 million in maintenance and support services revenue and $1.8 million in installation and deployment services revenue.
Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Quarter Ended April 30,				Increase
	2013	%*	2014	%*	(decrease)	%**
United States	$287,572	56.6	$323,927	57.8	$36,355	12.6
International	220,140	43.4	236,134	42.2	15,994	7.3
Total	$507,712	100.0	$560,061	100.0	$52,349	10.3
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2013 to 2014

•
United States revenue reflects increases of $32.7 million in Converged Packet Optical sales, $12.1 million in Packet Networking sales and $6.5 million in Software and Services revenue. These increases were partially offset by a $15.0 million decrease in Optical Transport sales. Increased revenues reflect adoption by network operators in the United States of converged network architectures that align well with our OPn Architecture and solutions offering.

•
International revenue reflects increases of $29.8 million in Converged Packet Optical sales, partially offset by decreases of $12.8 million in Optical Transport sales and $1.3 million in Software and Services revenue.

A sizable portion of our revenue continues to come from sales to a small number of service providers. As a result, our financial results are significantly affected by, and can fluctuate depending upon, spending levels and the business opportunities and challenges encountered by our largest service provider customers. For the second quarter of fiscal 2014, one customer accounted for 21.5% of total revenue. This compares to two customers that together accounted for 31.3% of total revenue in the second quarter of fiscal 2013.

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

While we have experienced recent periods in which our gross profit as a percentage of revenue, or “gross margin,” has been more consistent, it remains susceptible to fluctuation in any quarter due to a number of factors impacting our business.

Gross margin can be adversely affected by the level of pricing pressure and competition that we encounter in the market, particularly in our efforts to compete to obtain business with new customers or to maintain business with existing customers. In an effort to penetrate additional markets, secure new business or capture market share, we may agree to pricing or other unfavorable commercial terms that result in lower or negative gross margins on a particular order or group of orders, particularly associated with initial sales or deployment projects. Similarly, to maintain incumbency with key customers for existing and future business opportunities, we may be required to offer discounted pricing, provide commitments with respect to future technology development, or offer less favorable commercial terms as compared to our historical business arrangements with these customers. Some of our large existing customers are pursuing purchasing strategies or adopting procurement approaches intended to drive further pricing reductions, seek additional commercial concessions and consolidate their number of direct suppliers of networking technology. The impact of significant new wins or commercial concessions to significant customers can adversely affect our gross margin during the relevant periods and result in fluctuation in our results of operations.
Our product gross margin can also vary significantly depending upon the mix and concentration of revenue by segment, product line within a particular segment, geography and customers. Within our Converged Packet Optical segment, gross margin can be affected by our mix of lower margin "commons" equipment sales and higher margin channel cards and software content. We also expect that gross margins will be subject to fluctuation based on our introduction of new products, changes in expense for excess and obsolete inventory and warranty obligations, as well as our degree of success in driving product cost reductions and other effort to optimize our operations. Service gross margin can be affected by customer and geographic mix, and the mix between lower margin deployment services as compared to maintenance and other service offerings. These market dynamics and factors may adversely affect our gross margins and results of operations in certain periods.
The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Quarter Ended April 30,				Increase
	2013	%*	2014	%*	(decrease)	%**
Total revenue	$507,712	100.0	$560,061	100.0	$52,349	10.3
Total cost of goods sold	298,199	58.7	322,370	57.6	24,171	8.1
Gross profit	$209,513	41.3	$237,691	42.4	$28,178	13.4
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2013 to 2014

	Quarter Ended April 30,				Increase
	2013	%*	2014	%*	(decrease)	%**
Product revenue	$413,217	100.0	$460,821	100.0	$47,604	11.5
Product cost of goods sold	239,441	57.9	257,632	55.9	18,191	7.6
Product gross profit	$173,776	42.1	$203,189	44.1	$29,413	16.9
_____________________________________
*    Denotes % of product revenue
**    Denotes % change from 2013 to 2014

	Quarter Ended April 30,				Increase
	2013	%*	2014	%*	(decrease)	%**
Service revenue	$94,495	100.0	$99,240	100.0	$4,745	5.0
Service cost of goods sold	58,758	62.2	64,738	65.2	5,980	10.2
Service gross profit	$35,737	37.8	$34,502	34.8	$(1,235)	(3.5)
_____________________________________
*    Denotes % of services revenue
**    Denotes % change from 2013 to 2014

•	Gross profit as a percentage of revenue increased as a result of the factors described below.

•
Gross profit on products as a percentage of product revenue increased, primarily due to a greater mix of higher margin channel card revenue within our Converged Packet Optical segment, lower provisions for warranty expense and greater leverage from efforts to streamline and optimize our supply chain activities. These increases were partially offset by higher inventory excess and obsolescence costs.

•
Gross profit on services as a percentage of services revenue decreased, primarily due to higher shipping and warehousing costs for our maintenance services. These higher costs are largely due to the expansion of our international activities.

Operating Expense

We expect operating expense to increase in fiscal 2014 from the level reported for fiscal 2013 to support the growth of our business and fund our research and development initiatives. However, we expect fiscal 2014 operating expense as a percentage of revenue to decline as compared to fiscal 2013. Operating expense consists of the component elements described below.

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

Amortization of intangible assets primarily consists of the amortization of purchased technology and customer relationships from our acquisitions.

Restructuring costs primarily reflect actions Ciena has taken to better align its workforce, facilities and operating costs with perceived market opportunities, business strategies and changes in market and business conditions.

The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Quarter Ended April 30,				Increase
	2013	%*	2014	%*	(decrease)	%**
Research and development	$100,787	19.9	$103,492	18.5	$2,705	2.7
Selling and marketing	74,475	14.6	83,662	14.9	9,187	12.3
General and administrative	30,883	6.1	31,882	5.7	999	3.2
Amortization of intangible assets	12,439	2.4	11,493	2.1	(946)	(7.6)
Restructuring costs	1,509	0.3	—	0.0	(1,509)	(100.0)
Total operating expenses	$220,093	43.3	$230,529	41.2	$10,436	4.7
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2013 to 2014

•
Research and development expense benefited by $5.0 million as a result of foreign exchange rates, primarily due to strengthening of the U.S. dollar in relation to the Canadian Dollar. The $2.7 million increase in research and development expense consisted of a $2.2 million increase in employee compensation and related costs and a $1.7 million increase in professional services expense. These increases were partially offset by a $1.2 million decrease in prototype expense. Our prioritization of expense reflects the research and development strategy described in "Market Opportunity and Strategy" above.

•
Selling and marketing expense increased by $9.2 million, primarily reflecting increases of $7.9 million in employee compensation and related costs and $1.6 million in travel and related costs. These increases were partially offset by a $1.0 million decrease in customer demonstration equipment expense.

•
General and administrative expense increased by $1.0 million, reflecting a $2.0 million patent litigation settlement, partially offset by a $1.0 million decrease in employee compensation and related costs.

•	Amortization of intangible assets decreased due to certain intangible assets having reached the end of their economic lives.

•	Restructuring costs for fiscal 2013 primarily reflect certain severance and related expense associated with headcount reductions and restructuring activities to align our workforce and resources with market opportunities and research and development initiatives. Restructuring costs for fiscal 2013 also include the consolidation of certain facilities located within Maryland associated with the transition of our headquarters facility.
Other items
The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Quarter Ended April 30,				Increase
	2013	%*	2014	%*	(decrease)	%**
Interest and other income (loss), net	$(2,716)	(0.5)	$(1,905)	(0.3)	$811	(29.9)
Interest expense	$11,392	2.2	$11,020	2.0	$(372)	(3.3)
Provision for income taxes	$2,391	0.5	$4,395	0.8	$2,004	83.8
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2013 to 2014

•
Interest and other income (loss), net reflects a $2.4 million gain in foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity, partially offset by a $1.6 million non-cash loss related to the change in fair value of the embedded redemption feature associated with our 4.0% convertible senior notes due March 15, 2015 (the "2015 Notes").

•	Interest expense remained relatively unchanged.

•	Provision for income taxes increased primarily due to foreign tax expense, which is largely a result of higher income from our Brazilian operations.

Six months ended April 30, 2013 compared to the six months ended April 30, 2014
Revenue
The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Six Months Ended April 30,				Increase
	2013	%*	2014	%*	(decrease)	%**
Revenue:
Converged Packet Optical	$534,285	55.6	$690,241	63.1	$155,956	29.2
Packet Networking	100,027	10.4	118,235	10.8	18,208	18.2
Optical Transport	114,968	12.0	69,713	6.4	(45,255)	(39.4)
Software and Services	211,525	22.0	215,575	19.7	4,050	1.9
Consolidated revenue	$960,805	100.0	$1,093,764	100.0	$132,959	13.8
_____________________________
*    Denotes % of total revenue
**    Denotes % change from 2013 to 2014

•
Converged Packet Optical revenue increased significantly, reflecting a $132.6 million increase in sales of our 6500 Packet-Optical Platform, largely driven by service provider demand for high-capacity, optical transport for coherent 40G and 100G network infrastructures. In addition, sales of our 5430 reconfigurable switching system and the OTN configuration for the 5410 Reconfigurable Switching System increased by $24.1 million and $3.7 million respectively. These increases were partially offset by a $4.4 million decrease in sales of our CoreDirector® Multiservice Optical Switches. The strong performance of this segment, particularly as compared to the expected declines in Optical Transport segment revenue, reflects the preference of network operators to adopt next-generation architectures that enable the convergence of high-capacity, coherent optical transport with integrated OTN switching and control plane functionality.

•
Packet Networking revenue increased, reflecting an increase of $25.5 million in sales of our 3000 and 5000 families of service delivery and aggregation switches. This increase was partially offset by decreases of $5.8 million in sales of our 5410 Service Aggregation Switch and $1.1 million in sales of our older, stand-alone broadband products. Segment revenue benefited from the expansion of Ethernet business services by our North American service provider customers and sales of service delivery and aggregation products in support of their related network initiatives.

•
Optical Transport revenue decreased, reflecting sales decreases of $14.5 million in our 4200 Advanced Services Platform, $20.8 million in other stand-alone transport products and $10.0 million of 5100/5200 Advanced Services Platform. Revenue for our Optical Transport segment, which currently consists principally of stand-alone WDM and SONET/SDH-based transport platforms, has experienced meaningful declines in annual revenue in recent years, reflecting network operators' transition toward next-generation converged network architectures as described above.

•
Software and Services revenue increased, reflecting increases of $2.8 million for installation and deployment services revenue and $2.8 million for maintenance and support services revenue. These increases were partially offset by a $1.4 million decrease in software sales.

Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Six Months Ended April 30,				Increase
	2013	%*	2014	%*	(decrease)	%**
United States	$551,807	57.4	$641,377	58.6	$89,570	16.2
International	408,998	42.6	452,387	41.4	43,389	10.6
Total	$960,805	100.0	$1,093,764	100.0	$132,959	13.8
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2013 to 2014

•
United States revenue reflects increases of $92.9 million in Converged Packet Optical sales, $17.9 million in Packet Networking sales and $9.5 million in Services and Software sales. In particular, during the first half of fiscal 2014, we benefited from the spending patterns and decisions of our largest service provider customers as they adopted converged, next generation network architectures that align well with our OPn Architecture and solutions offering. These increases were partially offset by a $30.7 million decrease in Optical Transport sales.

•
International revenue reflects an increase of $63.1 million in Converged Packet Optical sales. This increase was partially offset by decreases of $14.6 million in Optical Transport sales and $5.5 million in Software and Services revenue.

Cost of Goods Sold and Gross Profit

The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Six Months Ended April 30,				Increase
	2013	%*	2014	%*	(decrease)	%**
Total revenue	$960,805	100.0	$1,093,764	100.0	$132,959	13.8
Total cost of goods sold	555,497	57.8	630,222	57.6	74,725	13.5
Gross profit	$405,308	42.2	$463,542	42.4	$58,234	14.4
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2013 to 2014

	Six Months Ended April 30,				Increase
	2013	%*	2014	%*	(decrease)	%**
Product revenue	$766,274	100.0	$893,762	100.0	$127,488	16.6
Product cost of goods sold	435,962	56.9	502,848	56.3	66,886	15.3
Product gross profit	$330,312	43.1	$390,914	43.7	$60,602	18.3
_____________________________________
*    Denotes % of product revenue
**    Denotes % change from 2013 to 2014

	Six Months Ended April 30,				Increase
	2013	%*	2014	%*	(decrease)	%**
Service revenue	$194,531	100.0	$200,002	100.0	$5,471	2.8
Service cost of goods sold	119,535	61.4	127,374	63.7	7,839	6.6
Service gross profit	$74,996	38.6	$72,628	36.3	$(2,368)	(3.2)
_____________________________________
*    Denotes % of services revenue

**    Denotes % change from 2013 to 2014

•	Gross profit as a percentage of revenue increased as a result of the factors described below.

•
Gross profit on products as a percentage of product revenue increased primarily due to improved mix of higher-margin packet platforms with software content within our Packet Networking and Converged Packet Optical segments, and greater leverage from efforts to streamline and optimize our supply chain activities.

•	Gross profit on services as a percentage of services revenue decreased primarily due to higher spares usage costs in support of our maintenance contracts.
Operating Expense
The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Six Months Ended April 30,				Increase
	2013	%*	2014	%*	(decrease)	%**
Research and development	$189,912	19.8	$204,989	18.7	$15,077	7.9
Selling and marketing	141,063	14.7	162,010	14.8	$20,947	14.8
General and administrative	59,091	6.2	61,979	5.7	$2,888	4.9
Amortization of intangible assets	24,892	2.6	23,932	2.2	(960)	(3.9)
Restructuring costs	6,539	0.7	115	—	(6,424)	(98.2)
Total operating expenses	$421,497	44.0	$453,025	41.4	$31,528	7.5
_____________________________________
*    Denotes % of total revenue

**    Denotes % change from 2013 to 2014

•
Research and development expense benefited by $9.6 million, as a result of foreign exchange rates, primarily due to strengthening of the U.S. dollar in relation to the Canadian Dollar. The increase of $15.1 million primarily reflects increases of $6.8 million in professional services expense, $4.3 million in prototype expense and $3.8 million in employee compensation and related costs.

•
Selling and marketing expense increased $20.9 million, primarily reflecting increases of $18.9 million in employee compensation and related costs and $3.0 million of travel and related costs. These increases were partially offset by a $1.0 million decrease in customer demonstration equipment expense.

•	General and administrative expense increased $2.9 million, reflecting a $2.0 million patent litigation settlement and a $1.0 million increase in employee compensation and related costs.

•	Amortization of intangible assets decreased due to certain intangible assets having reached the end of their economic lives.

•
Restructuring costs primarily reflect certain severance and related expense associated with headcount reductions and restructuring activities to align our workforce and resources with market opportunities and research and development initiatives. Restructuring costs for fiscal 2013 also include the consolidation of certain facilities located within Maryland associated with the transition of our headquarters facility.

Other items
The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Six Months Ended April 30,				Increase
	2013	%*	2014	%*	(decrease)	%**
Interest and other income (loss), net	$(2,853)	(0.3)	$(7,903)	(0.7)	$(5,050)	177.0
Interest expense	$22,124	2.3	$22,048	2.0	$(76)	(0.3)
Loss on extinguishment of debt	$28,630	3.0	$—	0.0	$(28,630)	(100.0)
Provision for income taxes	$4,607	0.5	$6,660	0.6	$2,053	44.6
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2013 to 2014

•
Interest and other income (loss), net reflects a $3.0 million non-cash loss related to the change in fair value of the embedded redemption feature associated with our 2015 Notes and a $1.8 million loss related to foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity.

•	Interest expense remained relatively unchanged.

•
Loss on extinguishment of debt for fiscal 2013 reflects a non-cash loss of $28.6 million relating to the exchange transactions during the first quarter of fiscal 2013. Upon issuance, the 4.0% convertible senior notes due December 15, 2020 (the "2020 Notes") were recorded at a fair value of $213.6 million. The exchange transactions resulted in the retirement of outstanding 2015 Notes with a carrying value of $187.9 million and the write-off of unamortized debt issuance costs of $2.3 million and $0.6 million relating to the redemption feature on the 2015 Notes, which was accounted for as a separate embedded derivative.

•	Provision for income taxes increased primarily due to foreign tax expense, which is largely a result of higher income from our Brazilian operations.

Segment Profit

The table below (in thousands, except percentage data) sets forth the changes in our segment profit for the respective periods:

	Quarter Ended April 30,
	2013	2014	Increase (decrease)	%*
Segment profit:
Converged Packet Optical	$57,528	$96,581	$39,053	67.9
Packet Networking	$2,556	$8,196	$5,640	220.7
Optical Transport	$21,413	$4,709	$(16,704)	(78.0)
Software and Services	$27,229	$24,713	$(2,516)	(9.2)
_____________________________________
*    Denotes % change from 2013 to 2014

•
Converged Packet Optical segment profit increased, primarily due to increased sales volume and improved gross margin, partially offset by increased research and development expense. The increased sales volume is largely driven by service provider demand for convergence of high-capacity, coherent 40G and 100G network infrastructures with integrated OTN switching and control plane functionality. The improved gross margin is primarily due to sales reflecting a greater mix of higher-margin packet platforms with software content within the segment.

•
Packet Networking segment profit increased slightly due to increased sales volume and improved gross margin, partially offset by increased research and development expense. Packet Networking revenue benefited from the expansion of Ethernet business services by our North American service provider customers and sales of service delivery and aggregation products in support of their related network initiatives. Gross margin improved due to sales reflecting a greater mix of higher-margin platforms with software content within the segment.

•
Optical Transport segment profit decreased, primarily due to reduced sales volume and lower gross margin. The decrease in gross margin is primarily due to an increase in obsolete and excess inventory expense for the discontinuance of certain parts and components used in the manufacture of our Optical Transport products, including our Corestream® Agility Optical Transport platform. Revenue for our Optical Transport segment, which currently consists principally of stand-alone WDM and SONET/SDH-based transport platforms, has experienced meaningful declines in annual revenue in recent years, reflecting network operators' transition toward next-generation network architectures as described above.

•
Software and Services segment profit decreased primarily due to higher shipping and warehousing costs for our maintenance services. These higher costs are largely due to the expansion of our international activities.

The table below (in thousands, except percentage data) sets forth the changes in our segment profit for the respective periods:

	Six Months Ended April 30,
	2013	2014	Increase (decrease)	%*
Segment profit:
Converged Packet Optical	$104,646	$175,279	$70,633	67.5
Packet Networking	$7,639	$8,581	$942	12.3
Optical Transport	$42,000	$20,359	$(21,641)	(51.5)
Software and Services	$61,111	$54,334	$(6,777)	(11.1)
_____________________________________
*    Denotes % change from 2013 to 2014

•
Converged Packet Optical segment profit increased, primarily due to increased sales volume and improved gross margin, partially offset by increased research and development expense. The increased sales volume is largely driven by service provider demand for convergence of high-capacity, coherent 40G and 100G network infrastructures with integrated OTN switching and control plane functionality. The improved gross margin is primarily due to sales reflecting a greater mix of higher-margin packet platforms with software content within the segment.

•
Packet Networking segment profit increased slightly due to increased sales volume and improved gross margin, partially offset by increased research and development expense. Packet Networking revenue benefited from the expansion of Ethernet business services by our North American service provider customers and sales of service delivery and aggregation products in support of their related network initiatives. Gross margin improved due to sales reflecting a greater mix of higher-margin platforms with software content within the segment.

•
Optical Transport segment profit decreased, primarily due to reduced sales volume and lower gross margin, partially offset by lower research and development expense. The decrease in gross margin is primarily due to an increase in obsolete and excess inventory expense for the discontinuance of certain parts and components used in the manufacture of our Optical Transport products, including our Corestream® Agility Optical Transport platform. Revenue for our Optical Transport segment, which currently consists principally of stand-alone WDM and SONET/SDH-based transport platforms, has experienced meaningful declines in annual revenue in recent years, reflecting network operators' transition toward next-generation network architectures as described above.

•
Software and Services segment profit decreased, primarily due to due to higher shipping and warehousing costs for our maintenance services. These higher costs are largely due the expansion of our international activities.

Liquidity and Capital Resources
At April 30, 2014, our principal sources of liquidity were cash and cash equivalents, short-term investments and long-term investments in marketable debt securities, representing U.S. treasuries and commercial paper. The following table sets forth changes in our cash and cash equivalents and investments in marketable debt securities (in thousands):

	October 31, 2013	April 30, 2014	Increase (decrease)
Cash and cash equivalents	$346,487	$325,083	$(21,404)
Short-term investments in marketable debt securities	124,979	90,049	(34,930)
Long-term investments in marketable debt securities	15,031	15,042	11
Total cash and cash equivalents and investments in marketable debt securities	$486,497	$430,174	$(56,323)

The change in total cash and cash equivalents and investments in marketable debt securities during the first six months of fiscal 2014 was primarily related to the following:

•	$35.2 million cash used in operations, consisting of $90.8 million provided by net loss (adjusted for non-cash charges) and $126.0 million used in working capital;

•	$26.5 million used for purchases of equipment, furniture, and fixtures and intellectual property;

•	$4.0 million used in settlement of foreign currency forward contracts, net;

•	$1.5 million used in relation to payment of capital lease obligations; and

•	$9.0 million provided by stock issuances under our employee stock purchase plan and exercise of stock options.
As of April 30, 2014, letters of credit totaling $58.7 million were collateralized by our senior secured asset-based revolving credit facility (the “Credit Facility”). There were no borrowings outstanding under the Credit Facility as of April 30, 2014. See "Asset-Backed Credit Facility" below for additional information.
We regularly evaluate our liquidity position, debt obligations, and anticipated cash needs to fund our operating plans and may consider capital raising and other market opportunities that may be available to us. Based on past performance and current expectations, we believe that our cash, cash equivalents, investments and other sources of liquidity, including our Credit Facility, will satisfy the working capital needs, capital expenditures, the repayment of our outstanding 4.0% convertible senior notes due March 15, 2015 and other liquidity requirements associated with our operations through at least the next 12 months.
The following sections set forth the components of our $35.2 million of cash used in by operating activities during the first six months of fiscal 2014:
Net loss (adjusted for non-cash charges)
The following table sets forth (in thousands) our net loss (adjusted for non-cash charges) during the period:

Six months ended
April 30, 2014
Net loss	$(26,094)
Adjustments for non-cash charges:
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	27,143
Share-based compensation costs	23,443
Amortization of intangible assets	30,712
Provision for inventory excess and obsolescence	12,972
Provision for warranty	12,424
Other	10,164
Net loss (adjusted for non-cash charges)	$90,764

Working Capital

Accounts Receivable, Net

Cash used by an increase in accounts receivable during the first six months of fiscal 2014, net of a $1.2 million provision for doubtful accounts, was $27.6 million. This reflects both increases in our revenues and days sales outstanding (DSOs). Our DSOs increased from 79 days for the first six months of fiscal 2013 to 85 days for the first six months of fiscal 2014. The increase in DSOs primarily reflects growth in certain new international customers whose contracts have longer payment terms.

The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts, from the end of fiscal 2013 through the end of the second quarter of fiscal 2014:

	October 31, 2013	April 30, 2014	Increase (decrease)
Accounts receivable, net	$488,578	$514,973	$26,395

Inventory

Cash used by an increase in inventory during the first six months of fiscal 2014 was $57.8 million. The increase in inventory reflects our decision to carry more finished goods inventory for our Converged Packet Optical products to reduce our lead times for shipments to customers and higher deferred cost of goods sold for shipments awaiting acceptance. Our inventory turns decreased from 3.5 turns during the first six months of fiscal 2013 to 3.4 turns during the first six months of fiscal 2014. During the first six months of fiscal 2014 the net increase in inventory was $44.8 million which reflects a $13.0 million non-cash provision taken for excess and obsolescence. The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2013 through the end of the second quarter of fiscal 2014:

	October 31, 2013	April 30, 2014	Increase (decrease)
Raw materials	$53,274	$56,689	$3,415
Work-in-process	7,773	7,919	146
Finished goods	153,855	181,020	27,165
Deferred cost of goods sold	75,764	95,783	20,019
Gross inventory	290,666	341,411	50,745
Provision for inventory excess and obsolescence	(41,563)	(47,459)	(5,896)
Inventory	$249,103	$293,952	$44,849

Prepaid expense and other

Cash used by an increase in prepaid expense and other during the first six months of fiscal 2014 was $19.1 million primarily related to higher product demonstration equipment, other non-trade receivables and prepaid value added tax.

Accounts payable, accruals and other obligations

Utilization of cash resources for accounts payable, accruals and other obligations during the first six months of fiscal 2014 was $51.6 million, reflecting, among other things, the timing of the annual payment under our cash incentive compensation plan to employees with respect to amounts earned for fiscal 2013. Changes in accrued liabilities reflect a $12.4 million non-cash provision related to warranties. Changes in accounts payable reflect a decrease of $1.4 million for investing activities related to equipment purchases.

The following table sets forth (in thousands) changes in our accounts payable, accruals and other obligations from the end of fiscal 2013 through the end of the second quarter of fiscal 2014:

	October 31, 2013	April 30, 2014	Increase (decrease)
Accounts payable	$254,849	$229,498	$(25,351)
Accrued liabilities	271,656	254,436	(17,220)
Other long-term obligations	34,753	35,789	1,036
Accounts payable, accruals and other obligations	$561,258	$519,723	$(41,535)

Interest Paid on Convertible Notes and Credit Facility

Interest on our outstanding 4.0% convertible senior notes, due March 15, 2015, is payable on March 15 and September 15 of each year. We paid $3.8 million in interest on these convertible notes during the first six months of fiscal 2014.

Interest on our outstanding 0.875% convertible senior notes, due June 15, 2017, is payable on June 15 and December 15 of each year. We paid $2.2 million in interest on these convertible notes during the first six months of fiscal 2014.

Interest on our outstanding 3.75% convertible senior notes, due October 15, 2018, is payable on April 15 and October 15 of each year. We paid $6.6 million in interest on these convertible notes during the first six months of fiscal 2014.

Interest on our outstanding 4.0% convertible senior notes, due December 15, 2020, is payable on June 15 and December 15 of each year. We paid $3.8 million in interest on these convertible notes during the first six months of fiscal 2014.

During the first six months of fiscal 2014, we utilized the Credit Facility to collateralize certain standby letters of credit. We paid $0.8 million in commitment fees, interest expense and other administrative charges relating to the Credit Facility during the first six months of fiscal 2014.

Deferred revenue

Deferred revenue increased by $30.1 million during the first six months of fiscal 2014. Product deferred revenue represents either payments received in advance of shipment or payments received after shipment but before revenue recognition. Services deferred revenue is related to payment for service contracts for which revenue will be recognized over the contract term. The following table reflects (in thousands) the balance of deferred revenue and the change in this balance from the end of fiscal 2013 through the first six months of fiscal 2014:

	October 31, 2013	April 30, 2014	Increase (decrease)
Products	$36,671	$64,326	$27,655
Services	75,499	77,967	2,468
Total deferred revenue	$112,170	$142,293	$30,123

Asset-Backed Credit Facility
During fiscal 2012, we entered into a $150.0 million senior secured asset-based revolving credit facility (the “Credit Facility”). The Credit Facility matures on August 13, 2015, provided that it will mature early on December 15, 2014, if any of Ciena's 2015 Notes are then outstanding. Ciena principally uses and expects to continue to use the Credit Facility to support the issuance of letters of credit that arise in the ordinary course of its business and thereby to reduce its use of cash required to collateralize these instruments. As of April 30, 2014, letters of credit totaling $58.7 million were collateralized by the Credit Facility. There were no borrowings outstanding under the Credit Facility as of April 30, 2014.

Contractual Obligations

The following is a summary of our future minimum payments under contractual obligations as of April 30, 2014 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Principal due at maturity on convertible notes (1)	$1,254,627	$187,500	$—	$850,000	$217,127
Interest due on convertible notes	134,375	32,500	50,000	36,875	15,000
Operating leases (2)	156,672	32,159	53,904	22,699	47,910
Purchase obligations (3)	258,617	258,617	—	—	—
Capital leases	3,663	2,554	1,081	28	—
Other obligations	6,190	3,042	3,140	8	—
Total (4)	$1,814,144	$516,372	$108,125	$909,610	$280,037
_____________________________________

(1)	Includes the accretion of the principal amount on the 2020 Notes payable at maturity at a rate of 1.85% per year compounded semi-annually, commencing December 27, 2012.

(2)	Does not include variable insurance, taxes, maintenance and other costs required by the applicable operating lease. These costs are not expected to have a material future impact.

(3)
Purchase obligations relate to purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of the amount reported above relates to firm, non-cancelable and unconditional obligations.

(4)
As of April 30, 2014, we also had approximately $10.3 million of other long-term obligations in our Condensed Consolidated Balance Sheet for unrecognized tax positions that are not included in this table because the timing of any cash settlement with the respective tax authority cannot be reasonably estimated.

Some of our commercial commitments, including some of the future minimum payments in operating leases set forth above and certain commitments to customers, are secured by standby letters of credit collateralized under our Credit Facility or restricted cash. Restricted cash balances are included in other current assets or other long-term assets depending upon the duration of the underlying letter of credit obligation. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of April 30, 2014 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Standby letters of credit	$58,719	$29,758	$10,658	$4,375	$13,928

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

We apply the percentage-of-completion method to long-term arrangements where we are required to undertake significant production, customizations or modification engineering, and reasonable and reliable estimates of revenue and cost are available. Utilizing the percentage-of-completion method, we recognize revenue based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred. In instances that do not meet the percentage-of-completion method criteria, recognition of revenue is deferred until there are no uncertainties regarding customer acceptance. Unbilled percentage- of-completion revenues recognized are accumulated in the contracts in progress account included in accounts receivable, net. Billings in excess of revenues recognized to date on these contracts are recorded within deferred revenue.

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

Our total deferred revenue for products was $36.7 million and $64.3 million as of October 31, 2013 and April 30, 2014, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $75.5 million and $78.0 million as of October 31, 2013 and April 30, 2014, respectively.

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

Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. We estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measurement of estimated fair value of our share-based compensation. See Note 16 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of April 30, 2014, total unrecognized compensation expense was $72.4 million, which relates to unvested restricted stock units and this expense is expected to be recognized over a weighted-average period of 1.5 years.

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
For fiscal 2014, the Compensation Committee has approved an annual cash incentive arrangement generally applicable to full-time employees excluding commissioned salespersons, with the aggregate amount of any awards payable dependent upon the achievement of certain financial and operational goals for fiscal 2014. Given that the awards are generally contingent upon achieving annual objectives, the payment of cash incentive awards is not expected to be made until after fiscal year-end results are finalized. As a result, the expense that we accrue for incentive compensation in any interim period in fiscal 2014 is based upon estimates of expected financial results for the year and expected performance against relevant operating objectives. Because assessing actual performance against many of these objectives cannot generally occur until at or near fiscal year-end, determining the amount of expense that we incur in our interim financial statements for incentive compensation involves the judgment of management. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are higher or lower than expected. We incurred an aggregate of $22.2 million of expense in the first six months of fiscal 2014 associated with our cash incentive bonus plan for fiscal 2014.
Reserve for Inventory Obsolescence

We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. Upon recognition of the write down, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In an effort to limit our exposure to delivery delays and to satisfy customer needs we purchase inventory based on forecasted sales across our product lines. In addition, part of our research and development strategy is to promote the convergence of similar features and functionalities across our product lines. Each of these practices exposes us to the risk that our customers will not order products for which we have forecasted sales, or will purchase less than we have forecasted. Historically, we have experienced write-downs due to discontinuance of a product, changes in our strategic direction and declines in market conditions. We recorded charges for excess and obsolete inventory of $9.0 million and $13.0 million in the first six months of fiscal 2013 and 2014, respectively. The charges in fiscal 2014 primarily related to engineering design changes and the discontinuance of certain parts and components used in the manufacture of our Optical Transport products, including our Corestream® Agility Optical Transport platform, and Converged Packet Optical products. Our inventory net of allowance for excess and obsolescence was $249.1 million and $294.0 million as of October 31, 2013 and April 30, 2014, respectively.

Allowance for Doubtful Accounts Receivable

Our allowance for doubtful accounts receivable is based on management's assessment, on a specific identification basis, of the collectibility of customer accounts. We perform ongoing credit evaluations of our customers and generally have not required collateral or other forms of security from customers. In determining the appropriate balance for our allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectibility. In doing so, we consider creditworthiness, payment history, account activity and communication with such customer. If a customer's financial condition changes, or if actual defaults are higher than our historical experience, we may be required to take a charge for an allowance for doubtful accounts receivable which could have an adverse impact on our results of operations. Our accounts receivable, net of allowance for doubtful accounts, was $488.6 million and $515.0 million as of October 31, 2013 and April 30, 2014, respectively. Our allowance for doubtful accounts was $2.0 million and $1.7 million as of October 31, 2013 and April 30, 2014, respectively.

Long-lived Assets

Our long-lived assets include: equipment, furniture and fixtures, finite-lived intangible assets and maintenance spares. As of October 31, 2013 and April 30, 2014, these assets totaled $366.9 million and $331.1 million, net, respectively. We test long-lived assets for impairment whenever events or changes in circumstances indicate that the asset's carrying amount is not recoverable from its undiscounted cash flows. Our long-lived assets are assigned to asset groups which represents the lowest level for which we identify cash flows. We measure impairment loss as the amount by which the carrying amount of the asset or asset group exceeds its fair value.

Deferred Tax Valuation Allowance

As of April 30, 2014, we have recorded a valuation allowance offsetting substantially all our net deferred tax assets of $1.5 billion. When measuring the need for a valuation allowance, we assess both positive and negative evidence regarding the realizability of these deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as our operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, our cumulative loss during this three-year period represents sufficient negative evidence regarding the need for nearly a full valuation allowance. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income or as an adjustment to paid-in capital, based on tax ordering requirements.

Warranty

Our liability for product warranties, included in other accrued liabilities, was $56.3 million and $56.2 million as of October 31, 2013 and April 30, 2014, respectively. Our products are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties was $11.1 million and $12.4 million for the first six months of fiscal 2013 and 2014, respectively. See Note 11 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report. The provision for warranty claims may fluctuate on a quarterly basis depending upon the mix of products and customers in that period. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. An increase in warranty claims or the related costs associated with satisfying our warranty obligations could increase our cost of sales and negatively affect our gross margin.

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
With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in Canadian Dollars, British Pounds, Euros and Indian Rupees. During the first six months of fiscal 2014, approximately 48.6% of our operating expense was non-U.S. dollar denominated. If these or other currencies strengthen, costs reported in U.S. dollars will increase. During the first six months of fiscal 2014, research and development expense benefited approximately $9.6 million, net of hedging, due to the strengthening of the U.S. dollar in relation to the Canadian Dollar and the Indian Rupee in comparison to the first six months of fiscal 2013.
From time to time, Ciena uses foreign currency forward contracts to reduce variability in certain forecasted non U.S. dollar denominated cash flows. Generally, these derivatives have maturities of twelve months or less and are designated as cash flow hedges. At the inception of the cash flow hedge, and on an ongoing basis, Ciena assesses whether the forward contract has been effective in offsetting changes in cash flows attributable to the hedged risk during the hedging period. The effective portion of the derivative's net gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon the occurrence of the forecasted transaction, is subsequently reclassified to the line item in the Condensed Consolidated Statement of Operations to which the hedged transaction relates. Any net gain or loss associated with the ineffectiveness of the hedging instrument is reported in interest and other income (loss), net.
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
Our revenue and results of operations can fluctuate significantly and unpredictably from quarter to quarter. Our budgeted expense levels are based on the opportunities for growth which we see in our business, and depend in part on our projections of future revenue and gross margin. Substantial reductions in expense can take time to implement. Uncertainty or lack of visibility into customer spending, changes in economic or market conditions and other factors that affect customer spending, can make it difficult to forecast future revenue and margins. Consequently, our level of operating expense or inventory may be high relative to revenue, which could harm our profitability and cash flow. Additional factors that contribute to fluctuations in our revenue and operating results include:

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
We face a competitive market for sales of communications networking equipment, software and services, and this level of competition could result in pricing pressure, reduced demand, lower gross margins and loss of market share that could harm our business and results of operations. Competition is particularly intense as we and our competitors aggressively seek to displace incumbent equipment vendors at large service providers and secure new customers. In an effort to secure customer opportunities and capture market share, we have in the past, and may in the future, agree to commercial terms or pricing that result in low or negative gross margins on a particular order or group of orders. We expect this level of competition to continue or potentially increase, as multinational equipment vendors seek to promote adoption of competing architectural approaches for next-generation networks and retain incumbent positions with large customers globally. We also expect our competitive landscape to broaden. As network technologies, features and layers converge, and demands for software programmability of networks increase, we expect that our business will overlap more directly with additional networking suppliers, including IP router vendors, system integrators, software vendors and other information technology vendors.

Competition in our markets, generally, is based on any one or a combination of the following factors: product features; functionality and performance; price; services offerings; manufacturing capability and lead-times; incumbency and existing business relationships; scalability and flexibility of products to meet the immediate and future network; and service requirements of network operators. A small number of very large companies have historically dominated our industry, many of which have substantially greater financial and marketing resources, broader product offerings and more established relationships with service providers and other customer segments than we do. Because of their scale and resources, they may be perceived to be a better fit for the procurement, or network operating and management, strategies of large service providers. We also compete with a number of smaller companies that provide significant competition for a specific product, application, customer segment or geographic market. Due to the narrower focus of their efforts, these competitors may achieve commercial availability of their products more quickly or may be more attractive to customers in a particular product niche. If competitive pressures increase or we fail to compete successfully in our markets, our business and results of operations could suffer.

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

A significant portion of our revenue is concentrated among a few, large global communications service providers. By way of example, AT&T accounted for approximately 17.9% of fiscal 2013 revenue, and our largest ten customers contributed 59.4% of fiscal 2013 revenue. Consequently, our financial results are closely correlated with the spending of a relatively small number of service provider customers and can be significantly affected by market or industry changes that affect their businesses or changes in their procurement behavior. These factors can include consumer and enterprise spending on communication services, macroeconomic volatility, the adoption of new communications products and services, the emergence of competing network operators and changing demands of end user customers. Because the terms of our framework contracts do not obligate customers to purchase any minimum or guaranteed order quantities, spending by these service providers can be unpredictable and sporadic, and our revenue and operating results can fluctuate on a quarterly basis. Reliance upon a relatively small number of service providers increases our exposure to changes in their network and purchasing strategies. Some of our customers are pursuing efforts to outsource the management and operation of their networks, or have indicated a procurement strategy to reduce the number of vendors from which they purchase equipment, which may benefit our larger competitors. Our concentration in revenue has increased in the past as a result of consolidation among a number of our largest customers. Consolidation may increase the likelihood of temporary or indefinite reductions in customer spending or changes in network strategy that could harm our business and operating results. The loss of one or more of our large service provider customers, a significant change or reduction in their spending, or market or industry factors adversely affecting service providers generally, would have a material adverse effect on our business, financial condition and results of operations.

Our reliance upon third party component suppliers, including sole and limited source suppliers, exposes our business to additional risk and could limit our sales, increase our costs and harm our customer relationships.

We maintain a global sourcing strategy and depend on third party suppliers for support in our product design and development and the sourcing of key product components and subsystems. Our products include optical and electronic components for which reliable, high-volume supply is often available only from sole or limited sources. Increases in market demand or scarcity of resources or manufacturing capability have previously resulted in shortages in availability of important components for our solutions, allocation challenges and increased lead times. We are exposed to risks relating to unfavorable economic conditions or other similar challenges affecting the businesses of our component providers that can affect their liquidity levels, ability to continue investing in their businesses, and manufacturing capability. This could expose our business to increased costs, lack of supply or discontinuation of components that can result in lost revenue, additional product costs, increased lead times and deployment delays that could harm our business and customer relationships. We do not have any guarantee of supply from these third parties, and in certain cases are relying upon temporary or transitional commercial arrangements. As a result, there is no assurance that we will be able to secure the components or subsystems that we require, in sufficient quantity and quality on reasonable terms. The loss of a source of supply, or lack of sufficient availability of key components, could require that we locate an alternate source or redesign our products, either of which could increase our costs and negatively affect our product gross margin and results of operations. Our business and results of operations would be negatively affected if we were to experience any significant disruption or difficulties with key suppliers affecting the price, quality, availability or timely delivery of required components.

Investment of research and development resources in communications networking technologies for which there is not a matching market opportunity, or failure to sufficiently or timely invest in technologies for which there is market demand, would adversely affect our revenue and profitability.

The market for communications networking equipment is characterized by rapidly evolving technologies and changes in market demand. We continually invest in research and development to sustain or enhance our existing products and to develop or acquire new product technologies. There is often a lengthy period between commencing these development initiatives and bringing new or improved products to market. During this time, technology preferences, customer demand and the market for our products, or those introduced by our competitors, may move in directions we had not anticipated. There is no guarantee that our new products or enhancements will achieve market acceptance or that the timing of market adoption will be as predicted. There is a significant possibility, therefore, that some of our development decisions, including significant expenditures on acquisitions, research and development costs, or investments in technologies, will not turn out as anticipated, and that our investment in some projects will be unprofitable. There is also a possibility that we may miss a market opportunity because we failed to invest, or invested too late, in a technology, product or enhancement sought by our customers. Changes in market demand or investment priorities may also cause us to discontinue existing or planned development for new products or features, which can have a disruptive effect on our relationships with customers. If we fail to make the right investments or fail to make them at the right time, our competitive position may suffer, and our revenue and profitability could be harmed.
Network equipment sales to large communications service providers often involve lengthy sales cycles and protracted contract negotiations and may require us to assume commercial terms or conditions that negatively affect pricing, risk allocation, payment and the timing of revenue recognition.

Our sales initiatives, particularly with large service provider customers, often involve lengthy sales cycles that may include extensive product testing, laboratory or network certification, network or region-specific product certification and homologation requirements. These sales also often involve protracted and sometimes difficult contract negotiations in which we may deem it necessary to agree to unfavorable contractual or commercial terms that adversely affect pricing, expose us to penalties for delays or non-performance, and require us to assume a disproportionate amount of risk. We may also be requested to provide deferred payment terms, vendor or third-party financing or other alternative purchase structures that extend the timing of payment and revenue recognition. Some of our large existing customers are pursuing purchasing strategies or adopting procurement approaches intended to drive further pricing reductions, seek additional commercial concessions and consolidate their number of direct suppliers of networking technology. To maintain incumbency with key customers for existing and future business opportunities, we may be required to offer discounted pricing or offer less favorable commercial terms as compared to our historical business arrangements with these customers. Our purchase agreements generally do not include minimum purchase commitments, and customers often have the right to modify, delay, reduce or cancel previous orders. These terms may negatively affect our revenue and results of operations and increase our susceptibility to quarterly fluctuations in our financial results. Alternatively, service providers may insist upon terms and conditions that we deem too onerous or not in our best interest, and we may be unable to reach a commercial agreement. As a result, we may incur substantial expense and devote time and resources to potential sales opportunities that never materialize or result in lower than anticipated sales.
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
The development and production of sophisticated hardware and software for communications network equipment is complicated. Some of our products can be fully tested only when deployed in communications networks or when carrying traffic with other equipment. As a result, undetected defects or errors, and product quality, interoperability, reliability and performance problems are often more acute for initial deployments of new products and product enhancements. We are in the process of launching a number of new platforms. Unanticipated product performance problems can relate to the design, manufacturing and installation of our products. Undetected errors can also arise as a result of defects in components, software or manufacturing, installation or maintenance services supplied by third parties, and technology acquired from or licensed by third parties. Unanticipated security vulnerabilities relating to our products or the activities of our supply chain, including any actual or perceived exposure of our solutions to malicious software or cyber-attacks, would adversely affect our business and reputation. Product performance, reliability, security and quality problems can negatively affect our business, and may result in some or all of the following effects:

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
In order to sell our products into new geographic markets, diversify our customer base and broaden the application for our solutions in communications networks, we continue to promote sales initiatives and foster strategic channel sales relationships, including our recently announced packet optical distribution relationship with Ericsson. We seek to expand our geographic reach and increase market share in international markets, including Brazil, the Middle East and India. We also intend to pursue opportunities to diversify our customer base beyond our traditional customers. Specifically, we are targeting sales opportunities with enterprises, wireless operators, cable operators, submarine network operators, content service providers, cloud infrastructure providers, research and education institutions, and federal, state and local governments. To succeed in some of these geographic markets and customer segments we believe that we need to leverage strategic sales channels and distribution arrangements successfully, and we expect these relationships to be an important part of our business. Our efforts may ultimately be unsuccessful, and difficulties selling into these target markets through third party channels could limit our growth and harm our results of operations.

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
To avoid delays and meet customer demand for shorter delivery terms, we place orders with our contract manufacturers and component suppliers based in part on forecasts of customer demand. As a result, our business is exposed to the risk that our customers ultimately may not order the products we have forecast, or will purchase fewer products than forecast. As features and functionalities converge across our product lines, and we introduce new products with overlapping feature sets, it is increasingly possible that customers may forgo purchases of certain products we have inventoried in favor of other products with similar functionality. Market uncertainty can also limit our visibility into customer spending plans and compound the difficulty of forecasting inventory at appropriate levels. Moreover, our customer purchase agreements generally do not include any minimum purchase commitment, and customers often have the right to modify, reduce or cancel purchase quantities. We may also be exposed to the risk of inventory write offs as a result of certain supply chain initiatives, including consolidation and transfer of key manufacturing activities. As a result, we may purchase inventory in anticipation of sales that ultimately do not occur. If we are required to write off or write down a significant amount of inventory, our results of operations for the period would be materially adversely affected.
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

We rely on a number of third party service partners, both domestic and international, to complement our global service and support resources. We rely upon these partners for certain installation, maintenance and support functions. In addition, as network operators seek to increasingly rely on vendors to perform additional services relating to the design, construction and operation of their networks, the scope of work performed by our support partners is likely to increase and may include areas where we have less experience providing or managing such services. We must successfully identify, assess, train and certify qualified service partners in order to ensure the proper installation, deployment and maintenance of our products, as well as the skillful performance of other services associated with expanded solutions offerings, including site assessment and construction related services. Vetting and certification of these partners can be costly and time-consuming, and certain partners may not have the same operational history, financial resource and scale as Ciena. Moreover, certain service partners may provide similar services for other companies, including our competitors. We may not be able to manage effectively our relationships with our service partners and cannot be certain that they will be able to deliver services in the manner or time required or that we will be able to maintain the continuity of their services. We may also be exposed to a number of risks or challenges relating to the performance of our service partners, including:

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

In the course of our sales to customers and resale channel partners, we may have difficulty collecting receivables and our business and results of operations could be exposed to risks associated with uncollectible accounts. Lack of liquidity in the capital markets, macroeconomic weakness and market volatility may increase our exposure to these credit risks. Our attempts to monitor these situations carefully and to take appropriate measures to protect ourselves may not be sufficient, and it is possible that we may have to write down or write off accounts receivable. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and, if large, could have a material adverse effect on our revenue and operating results.

Our business is dependent upon the proper functioning of our internal business processes and information systems, and modification or interruption of such systems may disrupt our business, processes and internal controls.

We rely upon a number of internal business processes and information systems to support key business functions, and the efficient operation of these processes and systems is critical to managing our business. Our business processes and information systems need to be sufficiently scalable to support the growth of our business and may require modifications or upgrades that expose us to a number of operational risks. We are currently pursuing initiatives to transform and optimize our business operations through the reengineering of certain processes, investment in automation and engagement of strategic partners or resources to assist with certain business functions. These changes may be costly and disruptive to our operations, and could impose substantial demands on management time.

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

Data security breaches and cyber-attacks could compromise our intellectual property or other sensitive information and cause significant damage to our business and reputation.

In the ordinary course of our business, we maintain on our network systems certain information that is confidential, proprietary or otherwise sensitive in nature. This information includes intellectual property, financial information and confidential business information relating to Ciena and our customers, suppliers and and other business partners. We also produce networking equipment solutions and software used by network operators to ensure security and reliability in their management and transmission of data. Our customers, particularly those in regulated industries, are increasingly focused on the security features of our technology solutions, and maintaining the security of information sensitive to Ciena and our business partners is critical to our business and reputation. Companies in the technology industry have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access to networks or sensitive information. Our network systems and storage applications, and the technology solutions that we offer to end customers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. In some cases, it is difficult to anticipate or immediately detect such incidents and the damage caused thereby. If an actual or perceived breach of network security occurs in our network or in the network of a business partner, the market perception of our products could be harmed. While Ciena continually works to safeguard our products and internal network systems to mitigate these potential risks, there is no assurance that such actions will be sufficient to prevent cyber attacks or security breaches. Security incidents involving access or improper use our systems, networks or products could compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations. These security events could also negatively impact our reputation and our competitive position and could result in litigation with third parties, regulatory action, loss of business, potential liability and increased remediation costs, any of which could have a material adverse effect on our financial condition and results of operations.

Outstanding indebtedness under our convertible notes may adversely affect our liquidity and results of operations and could limit our business.

At April 30, 2014, indebtedness on our outstanding convertible notes totaled approximately $1.2 billion in aggregate principal, including the accretion of principal at maturity on our 2020 Notes. Our indebtedness could have important negative consequences, including:

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

Facilities transitions could be disruptive to our operations and may result in unanticipated expense and adverse effects to our cash position and cash flows.

We have recently undertaken and expect to undertake in the future a number of significant facilities transitions affecting a number of our largest employee populations. The leases of our “Lab 10” building on the Carling Campus in Ottawa, Canada and our development facility in Gurgaon, India will expire in fiscal 2017, and we are currently considering facilities and development alternatives in advance of the expiration of these leases. Both locations include sophisticated research and development lab equipment and significant headcount including key engineering personnel. Locating appropriate alternative space for our engineering operations may be costly, and there can be no assurance that the transition of key engineering functions to a successor facility will not be disruptive or adversely affect productivity. Significant facilities transitions could be disruptive to our operations and may result in unanticipated expense and adverse effects on our cash position and cash flows.

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

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. Due to our increased global presence, a larger percentage of our revenue and operating expense are non-U.S. dollar denominated and therefore subject to foreign currency fluctuation. We face exposure to currency exchange rates as a result of the growth in our non-U.S. dollar denominated operating expense in Canada, Europe, Asia and Latin America. From time to time, we may hedge against currency exposure associated with anticipated foreign currency cash flows. There can be no assurance that any hedging instruments will be effective, and losses associated with these instruments and the adverse effect of foreign currency exchange rate fluctuation may negatively affect our results of operations.

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

We may acquire or make investments in other technology companies, or enter into other strategic relationships, to expand the markets we address, diversify our customer base or acquire, or accelerate the development of, technology or products. To do so, we may use cash, issue equity that could dilute our current stockholders, or incur debt or assume indebtedness. These transactions involve numerous risks, including:

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

The United States and various foreign governments have imposed controls, license requirements and other restrictions on the usage, import or export of some of the technologies that we sell. Government regulation of usage, import or export of our products, technology within our products, or our failure to obtain required approvals for our products, could harm our international and domestic sales and adversely affect our revenue and costs of sales. Failure to comply with such regulations could result in enforcement actions, fines, penalties or restrictions on export privileges. In addition, costly tariffs on our equipment, restrictions on importation, trade protection measures and domestic preference requirements of certain countries could limit our access to these markets and harm our sales. For example, India's government has implemented security regulations applicable to network equipment vendors, and has previously imposed significant tariffs on certain communications equipment. These and other regulations could adversely affect the sale or use of our products, substantially increase our cost of sales and adversely affect our business and revenue.

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

As of April 30, 2014, our balance sheet includes $331.1 million in long-lived assets, which includes $155.1 million of intangible assets.Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These assumptions are used to forecast future, undiscounted cash flows upon which our estimates are based. Periods of significant uncertainty or instability of macroeconomic conditions can make forecasting future business difficult. If actual market conditions differ or our forecasts change, we may be required to reassess long-lived assets and could record an impairment charge. Any impairment charge relating to long-lived assets would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

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

Our stock price is volatile.
Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. Volatility in our stock price can arise as a result of a number of the factors discussed in this “Risk Factors” section. During fiscal 2013, our closing stock price ranged from a high of $27.67 per share to a low of $13.16 per share. The stock market has experienced significant price and volume fluctuation that has affected the market price of many technology companies, with such volatility often unrelated to the operating performance of these companies. Divergence between our actual or anticipated financial results and published expectations of analysts, or the expectations of the market generally, can cause significant swings in our stock price. Our stock price could also be affected by announcements that we, our competitors, or our customers may make, particularly announcements related to acquisitions or other significant transactions. Our common stock is included in certain market indices, and any change in the composition of these indices to exclude our company would adversely affect our stock price. These and other factors affecting macroeconomic conditions or financial markets may materially adversely affect the market price of our common stock in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

10.1	Third Amendment to Ciena Corporation 2008 Omnibus Incentive Plan dated April 10, 2014

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ciena Corporation
Date:	June 11, 2014	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	June 11, 2014	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)