Form 10-Q
period 2014-07-31
CIENA CORP
filed 2014-09-09
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2014
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 2, 2014
common stock, $0.01 par value	106,566,064

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended July 31,		Nine Months Ended July 31,
	2013	2014	2013	2014
Revenue:
Products	$437,442	$495,889	$1,203,716	$1,389,651
Services	100,914	107,673	295,445	307,675
Total revenue	538,356	603,562	1,499,161	1,697,326
Cost of goods sold:
Products	247,768	275,003	683,730	777,851
Services	62,367	64,586	181,902	191,960
Total cost of goods sold	310,135	339,589	865,632	969,811
Gross profit	228,221	263,973	633,529	727,515
Operating expenses:
Research and development	93,069	97,685	282,981	302,674
Selling and marketing	75,613	81,919	216,676	243,929
General and administrative	32,066	36,285	91,157	98,264
Amortization of intangible assets	12,440	11,019	37,332	34,951
Restructuring costs	202	63	6,741	178
Total operating expenses	213,390	226,971	634,887	679,996
Income (loss) from operations	14,831	37,002	(1,358)	47,519
Interest and other income (loss), net	(3,167)	(6,328)	(6,020)	(14,231)
Interest expense	(10,972)	(11,508)	(33,096)	(33,556)
Loss on extinguishment of debt	—	—	(28,630)	—
Income (loss) before income taxes	692	19,166	(69,104)	(268)
Provision for income taxes	1,923	3,006	6,530	9,666
Net income (loss)	$(1,231)	$16,160	$(75,634)	$(9,934)
Basic net income (loss) per common share	$(0.01)	$0.15	$(0.74)	$(0.09)
Diluted net income (loss) per potential common share	$(0.01)	$0.15	$(0.74)	$(0.09)
Weighted average basic common shares outstanding	102,713	106,236	101,951	105,404
Weighted average dilutive potential common shares outstanding	102,713	120,809	101,951	105,404

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Quarter Ended July 31,		Nine Months Ended July 31,
	2013	2014	2013	2014
Net income (loss)	$(1,231)	$16,160	$(75,634)	$(9,934)
Change in unrealized gain (loss) on available-for-sale securities, net of tax	14	(43)	(17)	(12)
Change in unrealized gain (loss) on foreign currency forward contracts, net of tax	(508)	383	(625)	34
Change in cumulative translation adjustment	(1,498)	(122)	(2,542)	(4,287)
Other comprehensive income (loss)	(1,992)	218	(3,184)	(4,265)
Total comprehensive income (loss)	$(3,223)	$16,378	$(78,818)	$(14,199)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31, 2013	July 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$346,487	$532,884
Short-term investments	124,979	120,250
Accounts receivable, net	488,578	541,573
Inventories	249,103	293,092
Prepaid expenses and other	186,655	210,632
Total current assets	1,395,802	1,698,431
Long-term investments	15,031	65,019
Equipment, furniture and fixtures, net	119,729	116,949
Other intangible assets, net	185,828	141,897
Other long-term assets	86,380	78,121
Total assets	$1,802,770	$2,100,417
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$254,849	$236,630
Accrued liabilities	271,656	267,846
Deferred revenue	88,550	114,590
Term loan payable	—	2,500
Convertible notes payable	—	187,605
Total current liabilities	615,055	809,171
Long-term deferred revenue	23,620	25,078
Other long-term obligations	34,753	37,206
Long-term term loan payable	—	246,263
Long-term convertible notes payable	1,212,019	1,027,853
Total liabilities	1,885,447	2,145,571
Commitments and contingencies (Note 18)
Stockholders’ equity (deficit):
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 103,705,709 and 106,562,629 shares issued and outstanding	1,037	1,066
Additional paid-in capital	5,893,880	5,945,573
Accumulated other comprehensive loss	(7,774)	(12,039)
Accumulated deficit	(5,969,820)	(5,979,754)
Total stockholders’ equity (deficit)	(82,677)	(45,154)
Total liabilities and stockholders’ equity (deficit)	$1,802,770	$2,100,417

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended July 31,
	2013	2014
Cash flows used in operating activities:
Net loss	$(75,634)	$(9,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	28,630	—
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	42,613	41,463
Share-based compensation costs	28,032	34,204
Amortization of intangible assets	53,485	43,931
Provision for inventory excess and obsolescence	15,301	22,026
Provision for warranty	15,148	18,720
Other	8,384	21,254
Changes in assets and liabilities:
Accounts receivable	(86,808)	(55,688)
Inventories	9,267	(66,015)
Prepaid expenses and other	(56,958)	(26,698)
Accounts payable, accruals and other obligations	49,253	(34,794)
Deferred revenue	10,414	27,498
Net cash provided by operating activities	41,127	15,967
Cash flows used in investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(31,884)	(35,974)
Restricted cash	1,921	2,059
Purchase of available for sale securities	(144,893)	(195,259)
Proceeds from maturities of available for sale securities	80,000	150,000
Settlement of foreign currency forward contracts, net	62	(10,796)
Net cash used in investing activities	(94,794)	(89,970)
Cash flows from financing activities:
Proceeds from issuance of term loan, net	—	248,750
Payment of long term debt	(216,210)	—
Payment for debt and equity issuance costs	(3,670)	(3,263)
Payment of capital lease obligations	(2,370)	(2,275)
Proceeds from issuance of common stock	14,060	17,518
Net cash provided by (used in) financing activities	(208,190)	260,730
Effect of exchange rate changes on cash and cash equivalents	(2,408)	(330)
Net increase (decrease) in cash and cash equivalents	(261,857)	186,727
Cash and cash equivalents at beginning of period	642,444	346,487
Cash and cash equivalents at end of period	$378,179	$532,884
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$21,674	$23,425
Cash paid during the period for income taxes, net	$7,117	$9,051
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$1,222	$4,334
Debt issuance costs in accrued liabilities	$22	$655
Fixed assets acquired under capital leases	$2,538	$—

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

Cash and Cash Equivalents

Ciena considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Any restricted cash collateralizing letters of credit is included in other current assets and other long-term assets depending upon the duration of the restriction.

Investments

Ciena's investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Ciena recognizes losses when it determines that declines in the fair value of its investments below their cost basis are other-than-temporary. In determining whether a decline in fair value is other-than-temporary, Ciena considers various factors, including market price (when available), investment ratings, the financial condition and near-term prospects of the investee, the length of time and the extent to which the fair value has been less than Ciena's cost basis, and its intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. Ciena considers all marketable debt securities that it expects to convert to cash within one year or less to be short-term investments, with all others considered to be long-term investments.

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

Long-lived Assets

Long-lived assets include: equipment, furniture and fixtures; intangible assets; and maintenance spares. Ciena tests long-lived assets for impairment whenever triggering events or changes in circumstances indicate that the asset's carrying amount is not recoverable from its undiscounted cash flows. An impairment loss is measured as the amount by which the carrying amount of the asset or asset group exceeds its fair value. Ciena's long-lived assets are assigned to asset groups that represent the lowest level for which cash flows can be identified.

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

In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. In addition, tax authorities periodically audit Ciena's income tax returns. These audits examine significant tax filing positions, including the timing and amounts of deductions and the allocation of income tax expenses among tax jurisdictions. Ciena is currently under audit in India for 2008 through 2012 and in Canada for 2010 through 2012. Management does not expect the outcome of these audits to have a material adverse effect on Ciena's consolidated financial position, results of operations or cash flows. Ciena's major tax jurisdictions and the earliest open tax years are as follows: United States (2011), United Kingdom (2012), Canada (2009) and India (2008). However, limited adjustments can be made to Federal U.S. tax returns in earlier years in order to reduce net operating loss carryforwards. Ciena classifies interest and penalties related to uncertain tax positions as a component of income tax expense. All of the uncertain tax positions, if recognized, would decrease the effective income tax rate.

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

Fair Value of Financial Instruments

The carrying value of Ciena's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair market value due to the relatively short period of time to maturity. For information related to the fair value of Ciena's convertible notes and term loan, see Note 13 below.

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

Foreign Currency

Some of Ciena's foreign branch offices and subsidiaries use the U.S. dollar as their functional currency because Ciena, as the U.S. parent entity, exclusively funds the operations of these branch offices and subsidiaries. For those subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date, and the statement of operations is translated at a monthly average rate. Resulting translation adjustments are recorded directly to a separate component of stockholders' equity. Where the monetary assets and liabilities are transacted in a currency other than the entity's functional currency, re-measurement adjustments are recorded in interest and other income (loss), net on the Condensed Consolidated Statement of Operations. Interest and other income (loss), net reflects a net loss on foreign currency re-measurement and exchange rate changes of $9.2 million for the nine months ended July 31, 2013 and a net gain of $1.0 million for the nine months ended July 31, 2014.

Derivatives

Ciena's 4.0% convertible senior notes due March 15, 2015 (the "2015 Notes") include a redemption feature that is accounted for as a separate embedded derivative. The embedded redemption feature is recorded at fair value on a recurring basis, and these changes are included in interest and other income (loss), net on the Condensed Consolidated Statements of Operations. Interest and other income (loss), net reflects an increase in fair value of $2.7 million for the nine months ended July 31, 2013 and a reduction in fair value of $2.7 million for the nine months ended July 31, 2014.

From time to time, Ciena uses foreign currency forward contracts to reduce variability in certain forecasted non-U.S. dollar denominated cash flows. Generally, these derivatives have maturities of 12 months or less and are designated as cash flow hedges. At the inception of the cash flow hedge, and on an ongoing basis, Ciena assesses whether the forward contract has been effective in offsetting changes in cash flows attributable to the hedged risk during the hedging period. The effective portion of the derivative's net gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and upon the occurrence of the forecasted transaction, is subsequently reclassified to the line item in the Condensed Consolidated Statements of Operations to which the hedged transaction relates. Any net gain or loss associated with the ineffectiveness of the hedging instrument is reported in interest and other income (loss), net.

From time to time, Ciena uses foreign currency forwards to hedge certain balance sheet exposures. These forwards are not designated as hedges for accounting purposes, and any net gain or loss associated with these derivatives is reported in interest and other income (loss), net on the Condensed Consolidated Statements of Operations. Interest and other income (loss), net reflects a gain of $0.9 million for the nine months ended July 31, 2013 and a loss of $11.7 million related to foreign currency forward contracts for the nine months ended July 31, 2014. See Note 12 below.

Ciena records derivative instruments in the Condensed Consolidated Statements of Cash Flows within operating, investing, or financing activities consistent with the cash flows of the hedged items.

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

In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard will be effective for Ciena beginning in the first quarter of fiscal 2018. Ciena is currently evaluating the impact of the adoption of this accounting standard update on its condensed consolidated financial statements.

(3)	RESTRUCTURING COSTS
Ciena has undertaken a number of restructuring activities intended to reduce expense and better align its workforce and costs with market opportunities, product development and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the nine months ended July 31, 2014 (in thousands):

	Workforce reduction	Consolidation of excess facilities	Total
Balance at October 31, 2013	$80	$1,936	$2,016
Additional liability recorded	169	9	178
Cash payments	(208)	(269)	(477)
Balance at July 31, 2014	$41	$1,676	$1,717
Current restructuring liabilities	$41	$612	$653
Non-current restructuring liabilities	$—	$1,064	$1,064

The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the nine months ended July 31, 2013 (in thousands):

	Workforce reduction	Consolidation of excess facilities	Total
Balance at October 31, 2012	$1,449	$3,600	$5,049
Additional liability recorded	5,003	1,738	6,741
Non-cash disposal	—	(747)	(747)
Cash payments	(6,107)	(2,999)	(9,106)
Balance at July 31, 2013	$345	$1,592	$1,937
Current restructuring liabilities	$345	$453	$798
Non-current restructuring liabilities	$—	$1,139	$1,139

(4)	SHORT-TERM AND LONG-TERM INVESTMENTS

As of the dates indicated, short-term and long-term investments are comprised of the following (in thousands):

	July 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$90,210	$42	—	$90,252
Included in long-term investments	65,043	—	(24)	65,019
	$155,253	$42	$(24)	$155,271

Commercial paper:
Included in short-term investments	29,998	—	—	29,998
	$29,998	$—	$—	$29,998

	October 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$99,974	$11	$—	$99,985
Included in long-term investments	14,996	35	—	15,031
	$114,970	$46	$—	$115,016

Commercial paper:
Included in short-term investments	24,994	—	—	24,994
	$24,994	$—	$—	$24,994

The following table summarizes final legal maturities of debt investments at July 31, 2014 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$120,208	$120,250
Due in 1-2 years	65,043	65,019
	$185,251	$185,269

(5)	FAIR VALUE MEASUREMENTS

As of the date indicated, the following table summarizes the fair value of assets and liabilities that are recorded at fair value on a recurring basis (in thousands):

	July 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$390,006	$—	$—	$390,006
U.S. government obligations	—	155,271	—	155,271
Commercial paper	—	79,993	—	79,993
Foreign currency forward contracts	—	849	—	849
Total assets measured at fair value	$390,006	$236,113	$—	$626,119

Liabilities:
Foreign currency forward contracts	$—	$390	$—	$390
Total liabilities measured at fair value	$—	$390	$—	$390

As of the date indicated, the assets and liabilities above were presented on Ciena’s Condensed Consolidated Balance Sheet as follows (in thousands):

	July 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$390,006	$49,995	$—	$440,001
Short-term investments	—	120,250	—	120,250
Prepaid expenses and other	—	849	—	849
Long-term investments	—	65,019	—	65,019
Total assets measured at fair value	$390,006	$236,113	$—	$626,119

Liabilities:
Accrued liabilities	$—	$390	$—	$390
Total liabilities measured at fair value	$—	$390	$—	$390

Ciena’s Level 3 assets that were included in other long-term assets reflect an embedded redemption feature contained within the 2015 Notes. The embedded redemption feature is bifurcated from the 2015 Notes using the “with-and-without” approach. As such, the total value of the embedded redemption feature is calculated as the difference between the value of the 2015 Notes (the “Hybrid Instrument”) and the value of an identical instrument without the embedded redemption feature (the “Host Instrument”). Both the Host Instrument and the Hybrid Instrument are valued using a modified binomial model. The modified binomial model utilizes a risk free interest rate, an implied volatility of Ciena’s stock, the recovery rates of bonds and the implied default intensity of the 2015 Notes.
As of the dates indicated, the following table sets forth, in thousands, the reconciliation of changes in fair value measurements of Level 3 assets:

Level 3
Balance at October 31, 2013	$2,740
Issuances	—
Settlements	—
Changes in unrealized gain (loss)	(2,740)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at July 31, 2014	$—

(6)	ACCOUNTS RECEIVABLE

As of October 31, 2013, two customers each accounted for greater than 10% of net accounts receivable, and in the aggregate accounted for 22.5% of net accounts receivable. As of July 31, 2014, two customers each accounted for greater than 10% of net accounts receivable, and in the aggregate accounted for 24.3% of net accounts receivable. Allowance for doubtful accounts was $2.0 million and $2.7 million as of October 31, 2013 and July 31, 2014, respectively. Ciena has not historically experienced a significant amount of bad debt expense.

(7)	INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	October 31, 2013	July 31, 2014
Raw materials	$53,274	$61,429
Work-in-process	7,773	8,268
Finished goods	153,855	172,321
Deferred cost of goods sold	75,764	103,701
	290,666	345,719
Provision for excess and obsolescence	(41,563)	(52,627)
	$249,103	$293,092

Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand and market conditions. During the first nine months of fiscal 2014, Ciena recorded a provision for excess and obsolescence of $22.0 million, primarily related to engineering design changes and the discontinuance of certain parts and components used in the manufacture of our Optical Transport products, including our Corestream® Agility Optical Transport platform, and Converged Packet Optical products. Deductions from the provision for excess and obsolete inventory relate to disposal activities.

(8)	PREPAID EXPENSES AND OTHER
As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	October 31, 2013	July 31, 2014
Prepaid VAT and other taxes	$101,072	$111,004
Product demonstration equipment, net	33,382	42,754
Deferred deployment expense	23,190	27,992
Prepaid expenses	16,963	20,742
Other non-trade receivables	12,048	8,140
	$186,655	$210,632

Depreciation of product demonstration equipment was $5.5 million and $6.7 million for the first nine months of fiscal 2013 and 2014, respectively.

(9)	EQUIPMENT, FURNITURE AND FIXTURES
As of the dates indicated, equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31, 2013	July 31, 2014
Equipment, furniture and fixtures	$364,574	$368,986
Leasehold improvements	46,247	45,423
	410,821	414,409
Accumulated depreciation and amortization	(291,092)	(297,460)
	$119,729	$116,949

The total of depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements, was $37.1 million and $34.8 million for the first nine months of fiscal 2013 and 2014, respectively.

(10)	OTHER INTANGIBLE ASSETS
As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	October 31, 2013			July 31, 2014
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Developed technology	$417,833	$(321,645)	$96,188	$417,833	$(345,178)	$72,655
Patents and licenses	46,538	(45,744)	794	46,538	(45,867)	671
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	323,573	(234,727)	88,846	323,573	(255,002)	68,571
Total other intangible assets	$787,944	$(602,116)	$185,828	$787,944	$(646,047)	$141,897

The amortization of finite-lived other intangible assets was $53.5 million and $43.9 million for the first nine months of fiscal 2013 and 2014, respectively. Expected future amortization of finite-lived other intangible assets for the fiscal years indicated is as follows (in thousands):

Period ended October 31,
2014 (remaining three months)	$13,220
2015	52,879
2016	52,879
2017	22,783
2018	136
$141,897

(11)	OTHER BALANCE SHEET DETAILS
As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	October 31, 2013	July 31, 2014
Maintenance spares inventory, net	$61,305	$56,202
Deferred debt issuance costs, net	15,677	16,360
Embedded redemption feature	2,740	—
Restricted cash	2,053	46
Other	4,605	5,513
	$86,380	$78,121

Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate method, through the maturity of the related debt. Amortization of debt issuance costs related to our convertible notes payable, term loan (described in Note 13 below) and the Credit Facility (described in Note 14 below), which is included in interest expense, was $4.2 million and $3.6 million during the first nine months of fiscal 2013 and fiscal 2014, respectively.
As of the dates indicated, accrued liabilities are comprised of the following (in thousands):

	October 31, 2013	July 31, 2014
Warranty	$56,303	$57,442
Compensation, payroll related tax and benefits	98,770	77,272
Vacation	32,118	33,837
Current restructuring liabilities	674	653
Interest payable	6,186	8,679
Other	77,605	89,963
	$271,656	$267,846

The following table summarizes the activity in Ciena’s accrued warranty for the fiscal periods indicated (in thousands):

				Balance at
Nine months ended	Beginning			end of
July 31,	Balance	Provisions	Settlements	period
2013	$55,132	15,148	(16,904)	$53,376
2014	$56,303	18,720	(17,581)	$57,442

As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	October 31, 2013	July 31, 2014
Products	$36,671	$57,590
Services	75,499	82,078
	112,170	139,668
Less current portion	(88,550)	(114,590)
Long-term deferred revenue	$23,620	$25,078

(12)	FOREIGN CURRENCY FORWARD CONTRACTS

As of July 31, 2014, Ciena had forward contracts to reduce the variability in its Canadian Dollar and Indian Rupee denominated expense, which expense principally relates to research and development activities. These derivative contracts have been designated as cash flow hedges. During the first nine months of fiscal 2014, in order to hedge certain balance sheet exposures, Ciena entered into forward contracts to sell Brazilian Real and buy an equivalent U.S. Dollar amount and forward contracts to sell U.S. Dollars and buy an equivalent amount of Canadian Dollars. These derivative contracts have not been designated as hedges. Ciena's foreign currency forward contracts are immaterial for separate financial statement presentation.

(13)	SHORT-TERM AND LONG-TERM DEBT

Term Loan

On July 15, 2014, Ciena entered into a Credit Agreement (the “Term Loan Credit Agreement”) which provides for senior secured term loans in an aggregate principal amount of $250 million (the “Term Loan”). Ciena received proceeds from the Term Loan, net of original issue discount and debt issuance costs, of approximately $246 million.

The Term Loan bears interest at a rate equal to LIBOR (subject to a floor of 0.75%) plus an applicable margin of 3.00% and matures on July 15, 2019. The Term Loan Credit Agreement requires Ciena to make quarterly installment payments in aggregate amounts equal to 0.25% of the original principal amount of the Term Loan, with the balance of the Term Loan payable at maturity. The Term Loan Credit Agreement requires mandatory prepayments on the occurrence of certain customary events and, when the total secured net leverage ratio (as defined in the Term Loan Credit Agreement) is in excess of 2.50 to

1.00, the Term Loan Credit Agreement requires a mandatory prepayment of 50% of excess annual cash flow (as defined in the Term Loan Credit Agreement).

The Term Loan Credit Agreement contains customary covenants that limit, absent lender approval, the ability of Ciena to, among other things, incur additional debt, create liens and encumbrances, pay cash dividends, enter into certain acquisition transactions or transactions with affiliates, merge, dissolve, repay certain indebtedness, change the nature of Ciena’s business, make investments or dispose of assets.

The Term Loan Credit Agreement contains customary events of default including, among other things, failure to pay obligations when due, initiation of bankruptcy or insolvency proceedings, defaults on certain other indebtedness, change of control, incurrence of certain material judgments, violation of affirmative and negative covenants, and breaches of representations and warranties set forth in the Term Loan Credit Agreement. Upon an event of default, the administrative agent may, subject to various customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral.

In connection with Ciena entering into the Term Loan Credit Agreement, Ciena and certain of its subsidiaries entered into a guaranty, a security agreement and a pledge agreement, each on customary terms. The Term Loan is secured by (i) second-priority security interests in the ABL Priority Collateral (as defined in Note 14 below), and (ii) first-priority security interests in substantially all other tangible and intangible assets including equipment, intercompany notes, intellectual property and material owned real property (the "Term Loan Priority Collateral").

The principal balance, unamortized discount and net carrying amount of the Term Loan was as follows as of July 31, 2014:

	Principal Balance	Unamortized Discount	Net Carrying Amount
Term Loan Payable due July 15, 2019	$250,000	$1,237	$248,763
	$250,000	$1,237	$248,763

The following table sets forth, in thousands, the carrying value and the estimated fair value of the Term Loan:

	July 31, 2014
	Carrying Value	Fair Value(2)
Term Loan Payable due July 15, 2019(1)	$248,763	$249,375
	$248,763	$249,375

(1)	Includes unamortized bond discount.

(2)
The term loan was categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its term loan using a market approach based upon observable inputs, such as current market transactions involving comparable securities.

Convertible Notes

The principal balance, unamortized discount and net carrying amount of the liability and equity components of our 4.0% convertible senior notes due December 15, 2020 ("2020 Notes") were as follows as of July 31, 2014:

	Liability Component			Equity Component
	Principal Balance	Unamortized Discount	Net Carrying Amount	Net Carrying Amount
4.0% Convertible Senior Notes due December 15, 2020	$193,101	$15,248	$177,853	$43,131

The following table sets forth, in thousands, the carrying value and the estimated fair value of Ciena’s outstanding convertible notes:

	July 31, 2014
	Carrying Value	Fair Value(2)
4.0% Convertible Senior Notes, due March 15, 2015 (1)	$187,605	$206,719
0.875% Convertible Senior Notes due June 15, 2017	500,000	494,375
3.75% Convertible Senior Notes due October 15, 2018	350,000	445,813
4.0% Convertible Senior Notes due December 15, 2020 (3)	177,853	242,822
	$1,215,458	$1,389,729

(1)	Includes unamortized bond premium related to embedded redemption feature.

(2)
The convertible notes were categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its outstanding convertible notes using a market approach based upon observable inputs, such as current market transactions involving comparable securities.

(3)	Includes unamortized discount and accretion of principal.

(14)	ABL CREDIT FACILITY
During fiscal 2012, Ciena and certain of its subsidiaries entered into a senior secured asset-based revolving credit facility (the “ABL Credit Facility”). On July 15, 2014, Ciena amended the ABL Credit Facility to, among other things:

•	increase the total commitment from $150 million to $200 million;

•
extend the maturity date from August 13, 2015 to December 31, 2016, and eliminate the maturity date acceleration to December 15, 2014 in the event that any of Ciena’s 4.00% senior convertible notes due March 15, 2015 are then outstanding;

•	reduce the minimum aggregate amount of unrestricted cash and cash equivalents that Ciena is required to maintain at all times from $200 million to $150 million;

•
reduce the interest rate on borrowings from LIBOR plus an applicable margin ranging from 200 basis points to 250 basis points, to an applicable margin ranging from 150 basis points to 200 basis points, with the actual margin based upon Ciena's utilization of the ABL Credit Facility; and

•	amend the borrowing base to include, among other items, up to $50 million in eligible cash.
Ciena also amended the terms of the existing security and pledge agreements to provide the lenders with second-priority security interests in the Term Loan Priority Collateral, in addition to its existing first-priority security interests in current assets, consisting principally of accounts receivable, inventory, cash, and deposit and securities accounts (the "ABL Priority Collateral"). Except as amended, the remaining terms of the ABL Credit Facility, and related security and pledge agreements, remain in full force and effect.
Ciena principally uses the ABL Credit Facility to support the issuance of letters of credit that arise in the ordinary course of its business and thereby to reduce its use of cash required to collateralize these instruments. As of July 31, 2014, letters of credit totaling $56.0 million were collateralized by the ABL Credit Facility. There were no borrowings outstanding under the ABL Credit Facility as of July 31, 2014.

(15)	EARNINGS (LOSS) PER SHARE CALCULATION
The following table (in thousands except per share amounts) is a reconciliation of the numerator and denominator of the basic net income (loss) per common share (“Basic EPS”) and the diluted net income (loss) per potential common share (“Diluted EPS”). Basic EPS is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of the following, in each case, to the extent the effect is not anti-dilutive: (i) common shares outstanding, (ii) shares issuable upon vesting of restricted stock units, (iii) shares issuable under Ciena’s employee stock purchase plan and upon exercise of outstanding stock options, using the treasury stock method, and (iv) shares underlying Ciena’s outstanding convertible notes.

	Quarter Ended July 31,		Nine Months Ended July 31,
Numerator	2013	2014	2013	2014
Net income (loss)	$(1,231)	$16,160	$(75,634)	$(9,934)
Add: Interest expense associated with 0.875% convertible senior notes due 2017	—	1,384	$—	—
Net income (loss) used to calculate Diluted EPS	$(1,231)	$17,544	$(75,634)	$(9,934)

	Quarter Ended July 31,		Nine Months Ended July 31,
Denominator	2013	2014	2013	2014
Weighted average basic common shares outstanding	102,713	106,236	101,951	105,404
Add: Shares underlying outstanding stock options, employees stock purchase plan and restricted stock units	—	1,465	—	—
Add: Shares underlying 0.875% convertible senior notes due 2017	—	13,108	—	—
Weighted average dilutive potential common shares outstanding	102,713	120,809	101,951	105,404

	Quarter Ended July 31,		Nine Months Ended July 31,
EPS	2013	2014	2013	2014
Basic EPS	$(0.01)	$0.15	$(0.74)	$(0.09)
Diluted EPS	$(0.01)	$0.15	$(0.74)	$(0.09)

The following table summarizes the weighted average shares excluded from the calculation of the denominator for Basic and Diluted EPS due to their anti-dilutive effect for the periods indicated (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2013	2014	2013	2014
Shares underlying stock options and restricted stock units	3,599	1,123	3,727	3,205
0.25% Convertible Senior Notes due May 1, 2013	—	—	3,580	—
4.0% Convertible Senior Notes due March 15, 2015	9,198	9,198	10,990	9,198
0.875% Convertible Senior Notes due June 15, 2017	13,108	—	13,108	13,108
3.75% Convertible Senior Notes due October 15, 2018	17,356	17,356	17,356	17,356
4.0% Convertible Senior Notes due December 15, 2020	9,198	9,198	7,406	9,198
Total shares excluded due to anti-dilutive effect	52,459	36,875	56,167	52,065

(16)	SHARE-BASED COMPENSATION EXPENSE
Ciena grants equity awards under its 2008 Omnibus Incentive Plan (the "2008 Plan") and the Amended and Restated Employee Stock Purchase Plan (the “ESPP”). These plans were approved by stockholders and are described in Ciena’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013.
2008 Omnibus Incentive Plan
The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors and consultants of Ciena. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions, and the required service or performance criteria. Options and SARs have a maximum term of ten years, and their exercise price may not be less than 100% of fair market value on the date of grant. Repricing of stock options and SARs is prohibited without stockholder approval. Certain change in control transactions may cause awards granted under the 2008 Plan to vest, unless the awards are continued or substituted for in connection with the transaction. Pursuant to Board and stockholder approval, effective April 10, 2014, Ciena amended its 2008 Plan to increase the number of shares available for issuance by 6.6 million shares. The total number of shares authorized for issuance under the 2008 Plan is 25.1 million shares. As of July 31, 2014, approximately 9.4 million shares remained available for issuance under the 2008 Plan.

     Stock Options
Outstanding stock option awards to employees are generally subject to service-based vesting restrictions and vest incrementally over a four-year period. As of July 31, 2014, all outstanding options have completed their service-based vesting conditions and are fully vested. The following table is a summary of Ciena’s stock option activity for the period indicated (shares in thousands):

	Shares Underlying Options Outstanding	Weighted Average Exercise Price
Balance at October 31, 2013	2,102	$27.46
Exercised	(153)	17.28
Canceled	(571)	36.11
Balance at July 31, 2014	1,378	$25.00

The total intrinsic value of options exercised during the first nine months of fiscal 2013 and fiscal 2014 was $1.0 million and $1.0 million, respectively. Ciena did not grant any stock options during the first nine months of fiscal 2013 or fiscal 2014.
The following table summarizes information with respect to stock options outstanding at July 31, 2014, based on Ciena’s closing stock price on the last trading day of Ciena’s third fiscal quarter of 2014 (shares and intrinsic value in thousands):

			Options Outstanding and Vested at
			July 31, 2014
			Number	Weighted Average Remaining	Weighted
Range of			of	Contractual	Average	Aggregate
Exercise			Underlying	Life	Exercise	Intrinsic
Price			Shares	(Years)	Price	Value
$0.94	—	$16.31	163	3.44	$8.08	$1,791
$16.52	—	$17.29	247	0.95	16.64	609
$17.43	—	$24.50	196	1.44	18.70	195
$24.69	—	$28.28	286	2.65	27.31	—
$28.61	—	$31.43	102	3.03	29.79	—
$31.71	—	$32.55	19	1.43	31.92	—
$33.00	—	$37.10	249	3.29	35.23	—
$37.31	—	$47.32	116	2.99	44.30	—
$0.94	—	$47.32	1,378	2.42	$25.00	$2,595

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

The following table is a summary of Ciena’s restricted stock unit activity for the period indicated, with the aggregate fair value of the balance outstanding at the end of each period, based on Ciena’s closing stock price on the last trading day of the relevant period (shares and aggregate fair value in thousands):

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Fair Value
Balance at October 31, 2013	4,419	$15.33	$102,745
Granted	1,819
Vested	(1,757)
Canceled or forfeited	(127)
Balance at July 31, 2014	4,354	$17.90	$83,173

The total fair value of restricted stock units that vested and were converted into common stock during the first nine months of fiscal 2013 and fiscal 2014 was $25.3 million and $40.4 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena during the first nine months of fiscal 2013 and fiscal 2014 was $15.89 and $21.96 respectively.

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
During the first nine months of fiscal 2014, Ciena issued 0.9 million shares under the ESPP. At July 31, 2014, 6.8 million shares remained available for issuance under the ESPP.

Share-Based Compensation Expense for Periods Reported

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2013	2014	2013	2014
Product costs	$658	$737	$1,905	$1,984
Service costs	461	572	1,323	1,720
Share-based compensation expense included in cost of sales	1,119	1,309	3,228	3,704
Research and development	2,054	2,368	6,291	7,722
Sales and marketing	3,562	3,890	9,687	12,199
General and administrative	3,198	3,376	8,898	10,543
Share-based compensation expense included in operating expense	8,814	9,634	24,876	30,464
Share-based compensation expense capitalized in inventory, net	(48)	(182)	(72)	36
Total share-based compensation	$9,885	$10,761	$28,032	$34,204

As of July 31, 2014, total unrecognized share-based compensation expense related to unvested restricted stock units was $64.5 million, and this expense is expected to be recognized over a weighted-average period of 1.5 years.

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

•
Packet Networking — principally includes Ciena's 3000 family of service delivery switches and service aggregation switches, the 5000 series of service aggregation switches. This segment also includes Ciena’s new 8700 Packetwave Platform, a multi-terabit packet switching platform for high-density metro networks. The 8700 combines Ethernet switching and optical transport to help network operators deliver on-demand, cloud-based services with improved economics. In addition, this segment includes Ciena's Ethernet packet configuration for the 5410 Service Aggregation Switch. These products support the access and aggregation tiers of communications networks and have principally been deployed to support wireless backhaul infrastructures and business data services. Employing sophisticated, carrier-grade Ethernet switching technology, these products deliver quality of service capabilities, virtual local area networking and switching functions, and carrier-grade operations, administration, and maintenance features. This segment includes stand-alone broadband products that transition voice networks to support Internet-based (IP) telephony, video services and DSL. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations.

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

•
Software and Services — includes Ciena's network software suite, including the Agility software portfolio which includes a multilayer software-defined networking (SDN) controller and new software applications for enabling on-demand, high-bandwidth wide area network (WAN) services delivered in an open network ecosystem. With Agility, Ciena's customers can better monetize cloud-based services and virtual network functions created in a traditional or an SDN environment. This segment also includes the OneControl Unified Management System. These software solutions can track individual services across multiple product suites, facilitating planned network maintenance, outage detection and identification of customers or services affected by network performance. In addition, this segment includes the ON-Center® Network & Service Management Suite, Ethernet Services Manager, Optical Suite Release and network level applications. This segment includes a broad range of consulting, network design and support services from Ciena's Network Transformation Solutions offering. This segment also includes installation and deployment, maintenance support and training activities. Except for revenue from the software portion of this segment, which is included in product revenue, revenue from this segment is included in services revenue on the Condensed Consolidated Statement of Operations.

Asset information for reportable segments is not disclosed because it is not reviewed by the chief operating decision maker for purposes of evaluating performance and allocating resources.

Segment Revenue

The table below (in thousands) sets forth Ciena’s segment revenue for the respective periods:

	Quarter Ended July 31,		Nine Months Ended July 31,
	2013	2014	2013	2014
Revenue:
Converged Packet Optical	$302,018	$382,031	$836,303	$1,072,272
Packet Networking	61,631	69,464	161,658	187,699
Optical Transport	66,218	31,016	181,186	100,729
Software and Services	108,489	121,051	320,014	336,626
Consolidated revenue	$538,356	$603,562	$1,499,161	$1,697,326

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
The table below (in thousands) sets forth Ciena’s segment profit and the reconciliation to consolidated net loss during the respective periods indicated:

	Quarter Ended July 31,		Nine Months Ended July 31,
	2013	2014	2013	2014
Segment profit:
Converged Packet Optical	$66,952	$104,020	$171,598	$279,299
Packet Networking	7,620	14,566	15,259	23,147
Optical Transport	29,459	8,900	71,459	29,259
Software and Services	31,121	38,802	92,232	93,136
Total segment profit	135,152	166,288	350,548	424,841
Less: non-performance operating expenses
Selling and marketing	75,613	81,919	216,676	243,929
General and administrative	32,066	36,285	91,157	98,264
Amortization of intangible assets	12,440	11,019	37,332	34,951
Restructuring costs	202	63	6,741	178
Add: other non-performance financial items
Interest expense and other income (loss), net	(14,139)	(17,836)	(39,116)	(47,787)
Loss on extinguishment of debt	—	—	(28,630)	—
Less: Provision for income taxes	1,923	3,006	6,530	9,666
Consolidated net loss	$(1,231)	$16,160	$(75,634)	$(9,934)

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

	Quarter Ended July 31,		Nine Months Ended July 31,
	2013	2014	2013	2014
United States	$339,426	$368,056	$891,233	$1,009,433
International	198,930	235,506	607,928	687,893
Total	$538,356	$603,562	$1,499,161	$1,697,326

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

	October 31, 2013	July 31, 2014
United States	$64,132	$62,733
Canada	43,772	42,755
Other International	11,825	11,461
Total	$119,729	$116,949

For the periods below, customers accounting for at least 10% of Ciena’s revenue were as follows (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2013	2014	2013	2014
Company A	$104,070	$130,278	$277,280	$351,323
Company B	67,051	n/a	172,407	n/a
Total	$171,121	$130,278	$449,687	$351,323
________________________________

n/a	Denotes revenue representing less than 10% of total revenue for the period

The customers identified above purchased products and services from each of Ciena's operating segments.

(18)	COMMITMENTS AND CONTINGENCIES
Ontario Grant
Ciena was awarded a conditional grant from the Province of Ontario in June 2011. Under this strategic jobs investment fund grant, Ciena can receive up to an aggregate of C$25.0 million in funding for eligible costs relating to certain next-generation, coherent optical transport development initiatives over the period from November 1, 2010 to October 31, 2015. Ciena anticipates receiving disbursements, approximating C$5.0 million per fiscal year, over the period above. Amounts received under the grant are subject to recoupment in the event that Ciena fails to achieve certain minimum investment, employment and project milestones. As of July 31, 2014, Ciena has recorded a C$21.5 million benefit to date as a reduction in research and development expenses, of which C$5.1 million was recorded in the first nine months of fiscal 2014. As of July 31, 2014, amounts receivable from this grant were C$1.5 million.

Foreign Tax Contingencies

As of October 31, 2013 and July 31, 2014, Ciena had accrued liabilities of $0.4 million related to a preliminary assessment notice from the India tax authorities asserting deficiencies in payments for the tax year 2009 related to income taxes. This contingency has been reported as a component of other long-term liabilities. During February 2014, Ciena received a final audit assessment notice from the India tax authorities with respect to this matter. Ciena has filed an appeal citing deficiencies in this assessment. Although Ciena estimates that it could be exposed to possible losses of up to $2.8 million, it has not accrued a liability of such amount as of July 31, 2014. Ciena has not accrued the additional income tax liability because it does not believe that such a loss is more likely than not. Ciena continues to evaluate the likelihood of a probable and reasonably possible loss, if any, related to this assessment. As a result, future increases or decreases to accrued liabilities may be necessary and will be recorded in the period when such amounts are estimable and more likely than not to occur.

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

AT&T Domain 2.0

In September 2014, we announced that AT&T had selected Ciena to participate in its Domain 2.0 supplier program. The Domain 2.0 initiative is the next generation of AT&T’s Supplier Domain Program, intended to enable AT&T to quickly transition to next-generation, cloud-based network architectures that embrace Network Function Virtualization (NFV) and Software Defined Networks (SDN), and accelerate AT&T’s time-to-market with new products and services. Our commercial arrangement relating to this opportunity includes certain commercial concessions that we expect to have a significant, short-term adverse impact on our revenue and gross margin. We expect these concessions primarily to affect our fourth quarter of fiscal 2014, with a proportionately lesser impact on our first quarter of fiscal 2015, and thereafter having a less significant impact on our quarterly results. We believe that this selection represents a significant achievement for Ciena, that AT&T's network objectives in this program align well with our OPn Architecture, and that this program potentially expands our addressable market with this key customer.

Recent Product Announcements

In June 2014, we announced the launch of our 8700 Packetwave platform, a multi-terabit packet switching platform for high-density metro networks. The 8700 combines Ethernet switching and optical transport to help network operators deliver on-demand, cloud-based services with improved economics. In July 2014, we also introduced our Agility software portfolio, which includes a multilayer software-defined networking (SDN) controller and new software applications for enabling on-demand, high-bandwidth wide area network (WAN) services delivered in an open network ecosystem. With Agility, our customers can better monetize cloud-based services and virtual network functions created in a traditional or an SDN environment. Our 8700 product will be included within our Packet Networking segment and our Agility software portfolio will be included within our Software and Services segment.

Market Opportunity

We believe that the shift that is underway in network architectures to next-generation, converged infrastructures represents a significant, long-term opportunity for Ciena. We believe that certain market dynamics, including the proliferation of devices running mobile web applications, the prevalence of video applications, the increase in machine-to-machine connections, and the shift of enterprise and consumer applications to cloud-based or virtualized network environments, are representative of the magnitude of changing demands being placed upon network architectures. At the same time, bandwidth requirements and the use and dependence by consumers and enterprises upon a variety of communications applications, services and devices continues to grow. We expect that these drivers will require existing and emerging network operators to invest in converged next-generation network infrastructures that are more automated, open and software programmable.
This year we have seen certain service provider customers increase efforts to constrain capital expenditure budgets, resulting in a reduction in aggregate spending levels and adversely impacting certain segments of our market, including in the U.S. Notwithstanding these market dynamics. our specialist strategy to focus on certain higher growth and higher value segments of the network infrastructure market, combined with efforts to expand our addressable market and diversify our business, have enabled us to continue to grow revenue and take market share in fiscal 2014 to date.
Competitive Landscape

We continue to encounter a highly competitive marketplace. Our sales of Converged Packet Optical solutions reflect an intense and fragmented competitive environment, as we and our competitors introduce and enhance new, high-capacity, high-speed network solutions. Our sales of Packet Networking solutions, including our new 8700 Packetwave Platform, also face a competitive marketplace as we seek to promote the benefits of our OPn Architecture, as compared to alternative network approaches, and to secure network operator adoption of our solutions. We expect the current competitive landscape to remain challenging and dynamic. As networking technologies become more software-driven, and network features and layers continue to converge, our competitive landscape continues to broaden beyond traditional competitors. As a result, we are competing with, and expect to compete increasingly with, additional vendors focused on IP routing, information technology and software.

Within these competitive dynamics, maintaining incumbency with key customers domestically and abroad, and securing new opportunities with network operators often requires that we agree to aggressive pricing, significant commercial concessions or other unfavorable commercial terms. These terms can adversely affect our quarterly results of operations and contribute to fluctuations in our results. These terms can also elongate our revenue recognition or cash collection cycles, add startup costs to initial sales or deployment of our solutions, require financial commitments or performance bonds that place cash resources at risk, and include onerous contractual commitments that place a disproportionate allocation of risk upon us.

Strategy
Our corporate strategy to capitalize on these market and competitive dynamics, promote operational efficiency and drive profitable growth of our business includes the following initiatives:
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

Coverage. Our coverage model is focused on selling into key customer segments, penetrating high-growth geographic markets and addressing additional network applications with our solutions. To complement our existing service provider customers, we continue to pursue opportunities to diversify our customer base into key market segments. We are expanding our sales efforts to capture opportunities arising from enterprise migration to cloud-based services, and promoting our reputation with government agencies and research and educational institutions as a trusted network equipment supplier. We are also focused on further penetrating significant Web 2.0 players, including Internet content providers and other emerging network operators, who are changing the ways in which information is accessed and shared. To expand the geographic reach of our direct sales resources, and to broaden the role our solutions play in communications networks, we have pursued strategic channel opportunities enabling sales through third parties, including service providers, systems integrators and value-added resellers. Through our packet-optical distribution relationship with Ericsson, we are seeking to expand our geographic reach as well as the applications for our products. Our direct and indirect selling efforts are focused on the sale of our solutions into additional applications, including metro aggregation and submarine networks, and in support of cloud-based services, business Ethernet services and mobile backhaul.

Engagement. Our strategy is to leverage our close, collaborative relationships with customers in the design, development, implementation and support of their networks and to promote a close alignment of our solutions with customer network priorities. We believe that this engagement model is a key differentiator for our business and provides us with unique insight into the business and network needs of our customers. We seek to expand our Network Transformation Solutions offering to address the network modernization and service delivery demands of our customers, as well as their desire to derive additional value from their network infrastructures. We believe this services-oriented solutions offering shifts our value proposition beyond the sale of our next-generation communications networking equipment and allows us to play a key role in the design and evolution of our customers' networks to support their strategic business objectives. By understanding our customers’ infrastructure and business needs, and the evolving markets in which they compete, we believe our engagement approach creates additional business and operational value for our customers and enables us to go to market with a competitive solutions offering that is well aligned with customer business needs.

Business optimization to yield operating leverage. We are actively pursuing the transformation and redesign of certain business processes, systems, and resources. These initiatives include additional investments, re-engineering of enterprise systems and automation of certain key business processes. In addition, we are focused on optimizing our supply chain, including efforts to reduce our material and overhead costs in an effort to increase efficiency and reduce the cost to produce our product solutions. These initiatives include portfolio and process optimization, reducing our fulfillment, shipping and logistics expense, and identifying ways to drive improved efficiencies in the design and development of our solutions. We seek to leverage these opportunities to promote the profitable growth of our business and drive additional operating leverage.

Term Loan and Asset-Based Credit Facilities

On July 15, 2014, we entered into a credit agreement that provides for senior secured term loans in an aggregate principal amount of $250 million (the "Term Loan"). We expect to use the approximately $246 million in net proceeds to repay, in whole or part, the outstanding principal amount owing under our 4.00% senior convertible notes due March 15, 2015 in the event the holders thereof do not elect to convert such notes into common stock prior to maturity. In the event the holders of such notes elect to convert their notes into common stock upon or prior to maturity, we may elect to repay the Term Loan, in whole or in part, or may utilize the net proceeds for other general corporate purposes, including the repayment or refinancing of other existing indebtedness. See Note 13 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for a summary of the material terms and conditions of the Term Loan and the related security documents.

On July 15, 2014, we also amended the terms of our existing senior secured asset-based revolving credit facility to, among other things, increase the total commitment under the ABL Credit Facility from $150 million to $200 million and extend the maturity date from August 13, 2015 to December 31, 2016. See Note 14 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for a summary of the material terms and conditions of the amendment to this credit agreement and the related security documents.
Financial Results

Revenue for the third quarter of fiscal 2014 was $603.6 million, representing a sequential increase of 7.8% from $560.1 million in the second quarter of fiscal 2014. Revenue-related details reflecting sequential changes from the second quarter of fiscal 2014 include:

•
Product revenue for the third quarter of fiscal 2014 increased by $35.1 million, reflecting increased sales of $25.2 million in Converged Packet Optical, $5.6 million in software, $2.9 million in Packet Networking and $1.4 million in Optical Transport.

•	Service revenue for the third quarter of fiscal 2014 increased by $8.4 million.

•	Revenue from the United States for the third quarter of fiscal 2014 was $368.1 million, an increase from $324.0 million in the second quarter of fiscal 2014.

•	International revenue for the third quarter of fiscal 2014 was $235.5 million, a decrease from $236.1 million in the second quarter of fiscal 2014.

•	As a percentage of revenue, international revenue was 39.0% during the third quarter of fiscal 2014, a decrease from 42.2% during the second quarter of fiscal 2014.

•	For the third quarter of fiscal 2014, one customer accounted for 21.6% of total revenue. This compares to one customer that accounted for 21.5% of total revenue in the second quarter of fiscal 2014.

Gross margin for the third quarter of fiscal 2014 was 43.7%, an increase from 42.4% in the second quarter of fiscal 2014.

Operating expense was $227.0 million for the third quarter of fiscal 2014, a decrease from $230.5 million in the second quarter of fiscal 2014. Third quarter fiscal 2014 operating expense primarily reflects decreases of $5.8 million in research and development expense and $1.7 million in sales and marketing expense. These decreases were partially offset by an increase of $4.4 million in general and administrative expense.

Reflecting the improvements in revenue and gross margin above, income from operations for the third quarter of fiscal 2014 was $37.0 million, compared to income from operations of $7.2 million during the second quarter of fiscal 2014. Our net income for the third quarter of fiscal 2014 was $16.2 million, or $0.15 per diluted common share. This compares to a net loss of $10.2 million or $0.10 per diluted common share, for the second quarter of fiscal 2014.

We generated cash from operations of $51.1 million during the third quarter of fiscal 2014, consisting of $80.9 million in cash provided by net income adjusted for non-cash charges, offset by a $29.8 million use of cash related to changes in working capital. This compares with $2.0 million of cash generated from operations during the second quarter of fiscal 2014, consisting of $49.5 million in cash provided by net losses adjusted for non-cash charges offset by a $47.5 million use of cash related to changes in working capital.

As of July 31, 2014, we had $532.9 million in cash and cash equivalents, $120.3 million of short-term investments in U.S. treasury securities and commercial paper, and $65.0 million of long-term investments in U.S. treasury securities. This compares to $378.2 million in cash and cash equivalents, $100.0 million of short-term investments in U.S. treasury securities and $15.0 million of long-term investments in U.S. treasury securities, at July 31, 2013, and $346.5 million in cash and cash equivalents, $125.0 million of short-term investments in U.S. treasury securities and commercial paper, and $15.0 million of long-term investments in U.S. treasury securities at October 31, 2013.
As of July 31, 2014, we had 5,136 employees, an increase from 4,754 at October 31, 2013 and an increase from 4,680 at July 31, 2013.

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

•
Packet Networking — principally includes Ciena's 3000 family of service delivery switches and service aggregation switches, the 5000 series of service aggregation switches. This segment also includes Ciena’s new 8700 Packetwave Platform, a multi-terabit packet switching platform for high-density metro networks. The 8700 combines Ethernet switching and optical transport to help network operators deliver on-demand, cloud-based services with improved economics. In addition, this segment includes Ciena's Ethernet packet configuration for the 5410 Service Aggregation Switch. These products support the access and aggregation tiers of communications networks and have principally been deployed to support wireless backhaul infrastructures and business data services. Employing sophisticated, carrier-grade Ethernet switching technology, these products deliver quality of service capabilities, virtual local area networking and switching functions, and carrier-grade operations, administration, and maintenance features. This segment includes stand-alone broadband products that transition voice networks to support Internet-based (IP) telephony, video services and DSL. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations.

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

•
Software and Services — includes Ciena's network software suite, including the Agility software portfolio which includes a multilayer software-defined networking (SDN) controller and new software applications for enabling on-demand, high-bandwidth wide area network (WAN) services delivered in an open network ecosystem. With Agility, our customers can better monetize cloud-based services and virtual network functions created in a traditional or an SDN environment. This segment also includes the OneControl Unified Management System. These software solutions can track individual services across multiple product suites, facilitating planned network maintenance, outage detection and identification of customers or services affected by network performance. In addition, this segment includes the ON-Center® Network & Service Management Suite, Ethernet Services Manager, Optical Suite Release and network level applications. This segment includes a broad range of consulting, network design and support services from Ciena's Network Transformation Solutions offering. This segment also includes installation and deployment, maintenance support and training activities. Except for revenue from the software portion of this segment, which is included in product revenue, revenue from this segment is included in services revenue on the Condensed Consolidated Statement of Operations.

Quarter ended July 31, 2013 compared to the quarter ended July 31, 2014
Revenue
The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Quarter Ended July 31,				Increase
	2013	%*	2014	%*	(decrease)	%**
Revenue:
Converged Packet Optical	$302,018	56.1	$382,031	63.3	$80,013	26.5
Packet Networking	61,631	11.4	69,464	11.5	7,833	12.7
Optical Transport	66,218	12.3	31,016	5.1	(35,202)	(53.2)
Software and Services	108,489	20.2	121,051	20.1	12,562	11.6
Consolidated revenue	$538,356	100.0	$603,562	100.0	$65,206	12.1
_____________________________
*    Denotes % of total revenue
**    Denotes % change from 2013 to 2014

•
Converged Packet Optical revenue increased, reflecting a $70.6 million increase in sales of our 6500 Packet-Optical Platform, largely driven by service provider demand for high-capacity, optical transport for coherent 40G and 100G network infrastructures. In addition, sales of our 5430 Reconfigurable Switching System increased by $19.5 million and sales of the OTN configuration for the 5410 Reconfigurable Switching System increased by $2.7 million. These increases were slightly offset by a decrease of $12.8 million in sales of our CoreDirector® Multiservice Optical Switches. The strong performance of this segment, particularly as compared to the expected declines in Optical Transport segment revenue, reflects the preference of network operators to adopt next-generation architectures that enable the convergence of high-capacity, coherent optical transport with integrated OTN switching and control plane functionality.

•
Packet Networking revenue increased, reflecting a $10.6 million increase in sales of our 3000 and 5000 families of service delivery and aggregation switches. This increase was partially offset by a $2.2 million decrease in our older stand-alone broadband products. Segment revenue benefited from the expansion of Ethernet business services by our North American service provider customers and sales of service delivery and aggregation products in support of their packet-related network initiatives.

•
Optical Transport revenue decreased, reflecting a $16.0 million decrease of our 5100/5200 Advanced Services Platform, a $12.6 million decrease in sales of other stand-alone transport products and a $6.6 million decrease in sales of our 4200 Advanced Services Platform. Revenue for our Optical Transport segment, which currently consists principally of stand-alone WDM and SONET/SDH-based transport platforms, has experienced meaningful declines in revenue in recent years. We expect this trend to continue, reflecting network operators' transition toward next-generation converged network architectures as described above.

•
Software and Services revenue increased, reflecting increases of $5.8 million in software revenue, $5.3 million in maintenance and support services revenue, and $2.2 million in network transformation consulting revenue.

Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Quarter Ended July 31,				Increase
	2013	%*	2014	%*	(decrease)	%**
United States	$339,426	63.0	$368,056	61.0	$28,630	8.4
International	198,930	37.0	235,506	39.0	36,576	18.4
Total	$538,356	100.0	$603,562	100.0	$65,206	12.1
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2013 to 2014

•
United States revenue reflects increases of $33.8 million in Converged Packet Optical sales, $8.7 million in Packet Networking sales and $8.2 million in Software and Services revenue. These increases were partially offset by a $22.0 million decrease in Optical Transport sales. Increased revenues reflect adoption by network operators in the United States of converged network architectures that align well with our OPn Architecture and solutions offering.

•
International revenue reflects increases of $46.3 million in Converged Packet Optical sales and $4.4 million in Software and Services revenue, partially offset by decreases of $13.2 million in Optical Transport sales and $1.0 million in Packet Networking sales.

While we have taken steps to expand our addressable market and diversify our business and customer base, a sizable portion of our revenue continues to come from sales to a small number of service providers. As a result, our financial results are significantly affected by, and can fluctuate depending upon, spending levels of our key service provider customers, changes in their network and purchasing strategies, and the business opportunities and challenges encountered by our largest service provider customers. During the third quarter of fiscal 2014, one customer accounted for greater than 10% of total revenue and represented 21.6% of total revenue. This compares to the third quarter of fiscal 2013, when two such customers together accounted for 31.8% of total revenue.

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
The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Quarter Ended July 31,				Increase
	2013	%*	2014	%*	(decrease)	%**
Total revenue	$538,356	100.0	$603,562	100.0	$65,206	12.1
Total cost of goods sold	310,135	57.6	339,589	56.3	29,454	9.5
Gross profit	$228,221	42.4	$263,973	43.7	$35,752	15.7
_____________________________________
*    Denotes % of total revenue

**    Denotes % change from 2013 to 2014

	Quarter Ended July 31,				Increase
	2013	%*	2014	%*	(decrease)	%**
Product revenue	$437,442	100.0	$495,889	100.0	$58,447	13.4
Product cost of goods sold	247,768	56.6	275,003	55.5	27,235	11.0
Product gross profit	$189,674	43.4	$220,886	44.5	$31,212	16.5
_____________________________________
*    Denotes % of product revenue
**    Denotes % change from 2013 to 2014

	Quarter Ended July 31,				Increase
	2013	%*	2014	%*	(decrease)	%**
Service revenue	$100,914	100.0	$107,673	100.0	$6,759	6.7
Service cost of goods sold	62,367	61.8	64,586	60.0	2,219	3.6
Service gross profit	$38,547	38.2	$43,087	40.0	$4,540	11.8
_____________________________________
*    Denotes % of services revenue
**    Denotes % change from 2013 to 2014

•	Gross profit as a percentage of revenue increased as a result of the factors described below.

•
Gross profit on products as a percentage of product revenue increased, primarily due to improved mix of higher-margin packet platforms with software content within our Packet Networking and Converged Packet Optical segments, and greater leverage from efforts to streamline and optimize our supply chain activities.

•
Gross profit on services as a percentage of services revenue increased, primarily due to increased maintenance and consulting services revenues, including our Network Transformation Solutions offerings, and increased margin due to improved efficiencies for managed spares projects.

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

The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Quarter Ended July 31,				Increase
	2013	%*	2014	%*	(decrease)	%**
Research and development	$93,069	17.3	$97,685	16.2	$4,616	5.0
Selling and marketing	75,613	14.0	81,919	13.6	6,306	8.3
General and administrative	32,066	6.0	36,285	6.0	4,219	13.2
Amortization of intangible assets	12,440	2.3	11,019	1.8	(1,421)	(11.4)
Restructuring costs	202	—	63	—	(139)	(68.8)
Total operating expenses	$213,390	39.6	$226,971	37.6	$13,581	6.4
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2013 to 2014

•
Research and development expense benefited by $2.8 million as a result of foreign exchange rates, primarily due to strengthening of the U.S. dollar in relation to the Canadian Dollar. The $4.6 million increase in research and development expense consisted of a $2.4 million increase in employee compensation and related costs, a $1.0 million increase in prototype expense and a $1.0 million increase in facilities and information technology costs. Our prioritization of expense reflects the research and development strategy described in "Strategy" above.

•
Selling and marketing expense increased by $6.3 million, primarily reflecting increases of $4.2 million in employee compensation and related costs and $1.4 million increase in freight and logistics costs for demonstration equipment.

•
General and administrative expense increased by $4.2 million, reflecting increases of $2.6 million in legal fees associated with patent litigation costs, $0.8 million in employee compensation and related costs and $0.8 million in provisions for doubtful accounts receivable.

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

Other items
The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Quarter Ended July 31,				Increase
	2013	%*	2014	%*	(decrease)	%**
Interest and other income (loss), net	$(3,167)	(0.6)	$(6,328)	(1.0)	$(3,161)	99.8
Interest expense	$10,972	2.0	$11,508	1.9	$536	4.9
Provision for income taxes	$1,923	0.4	$3,006	0.5	$1,083	56.3
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2013 to 2014

•
Interest and other income (loss), net reflects a $2.5 million non-cash loss related to the change in fair value of the embedded redemption feature associated with our 4.0% convertible senior notes due March 15, 2015 (the "2015 Notes").

•	Interest expense remained relatively unchanged.

•	Provision for income taxes increased primarily due to foreign tax expense, which is largely a result of higher income from our Brazilian operations.

Nine months ended July 31, 2013 compared to the nine months ended July 31, 2014

Revenue
The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Nine Months Ended July 31,				Increase
	2013	%*	2014	%*	(decrease)	%**
Revenue:
Converged Packet Optical	$836,303	55.8	$1,072,272	63.2	$235,969	28.2
Packet Networking	161,658	10.8	187,699	11.1	26,041	16.1
Optical Transport	181,186	12.1	100,729	5.9	(80,457)	(44.4)
Software and Services	320,014	21.3	336,626	19.8	16,612	5.2
Consolidated revenue	$1,499,161	100.0	$1,697,326	100.0	$198,165	13.2
_____________________________
*    Denotes % of total revenue
**    Denotes % change from 2013 to 2014

•
Converged Packet Optical revenue increased significantly, reflecting a $203.2 million increase in sales of our 6500 Packet-Optical Platform, largely driven by service provider demand for high-capacity, optical transport for coherent 40G and 100G network infrastructures. In addition, sales of our 5430 reconfigurable switching system and the OTN configuration for the 5410 Reconfigurable Switching System increased by $43.6 million and $6.4 million respectively. These increases were partially offset by a $17.2 million decrease in sales of our CoreDirector® Multiservice Optical Switches. The strong performance of this segment, particularly as compared to the expected declines in Optical Transport segment revenue, reflects the preference of network operators to adopt next-generation architectures that enable the convergence of high-capacity, coherent optical transport with integrated OTN switching and control plane functionality.

•
Packet Networking revenue increased, reflecting an increase of $36.1 million in sales of our 3000 and 5000 families of service delivery and aggregation switches. This increase was partially offset by decreases of $3.3 million in sales of our older, stand-alone broadband products and $6.4 million in sales of our 5410 Service Aggregation Switch. Segment revenue benefited from the expansion of Ethernet business services by our North American service provider customers and sales of service delivery and aggregation products in support of their related network initiatives.

•
Optical Transport revenue decreased, reflecting sales decreases of $33.4 million in other stand-alone transport products, $26.0 million of 5100/5200 Advanced Services Platform and $21.1 million in our 4200 Advanced Services Platform. Revenue for our Optical Transport segment, which currently consists principally of stand-alone WDM and SONET/SDH-based transport platforms, has experienced meaningful declines in annual revenue in recent years, reflecting network operators' transition toward next-generation converged network architectures as described above.

•
Software and Services revenue increased, reflecting increases of $8.1 million in maintenance and support services revenue, $4.4 million in software sales, $2.1 million in networking transformation consulting revenue and $2.0 million for installation and deployment services revenue.

Revenue from sales to customers outside of the United States is reflected as International in the geographic distribution of revenue below. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Nine Months Ended July 31,				Increase
	2013	%*	2014	%*	(decrease)	%**
United States	$891,233	59.4	$1,009,433	59.5	$118,200	13.3
International	607,928	40.6	687,893	40.5	79,965	13.2
Total	$1,499,161	100.0	$1,697,326	100.0	$198,165	13.2
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2013 to 2014

•
United States revenue reflects increases of $126.6 million in Converged Packet Optical sales, $26.6 million in Packet Networking sales and $17.7 million in Services and Software sales. In particular, during the first nine months of fiscal 2014, we benefited from the spending patterns and decisions of our largest service provider customers as they adopted converged, next generation network architectures that align well with our OPn Architecture and solutions offering. These increases were partially offset by a $52.7 million decrease in Optical Transport sales.

•
International revenue reflects an increase of $109.3 million in Converged Packet Optical sales. This increase was partially offset by decreases of $27.7 million in Optical Transport sales and $1.1 million in Software and Services revenue.

Cost of Goods Sold and Gross Profit

The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Nine Months Ended July 31,				Increase
	2013	%*	2014	%*	(decrease)	%**
Total revenue	$1,499,161	100.0	$1,697,326	100.0	$198,165	13.2
Total cost of goods sold	865,632	57.7	969,811	57.1	104,179	12.0
Gross profit	$633,529	42.3	$727,515	42.9	$93,986	14.8
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2013 to 2014

	Nine Months Ended July 31,				Increase
	2013	%*	2014	%*	(decrease)	%**
Product revenue	$1,203,716	100.0	$1,389,651	100.0	$185,935	15.4
Product cost of goods sold	683,730	56.8	777,851	56.0	94,121	13.8
Product gross profit	$519,986	43.2	$611,800	44.0	$91,814	17.7
_____________________________________
*    Denotes % of product revenue
**    Denotes % change from 2013 to 2014

	Nine Months Ended July 31,				Increase
	2013	%*	2014	%*	(decrease)	%**
Service revenue	$295,445	100.0	$307,675	100.0	$12,230	4.1
Service cost of goods sold	181,902	61.6	191,960	62.4	10,058	5.5
Service gross profit	$113,543	38.4	$115,715	37.6	$2,172	1.9
_____________________________________
*    Denotes % of services revenue

**    Denotes % change from 2013 to 2014

•	Gross profit as a percentage of revenue increased as a result of the factors described below.

•
Gross profit on products as a percentage of product revenue increased primarily due to improved mix of higher-margin packet platforms with software content within our Packet Networking and Converged Packet Optical segments, and greater leverage from efforts to streamline and optimize our supply chain activities.

•	Gross profit on services as a percentage of services revenue decreased primarily due to higher spares usage costs in support of our maintenance contracts and an increase in deployment costs.
Operating Expense

The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Nine Months Ended July 31,				Increase
	2013	%*	2014	%*	(decrease)	%**
Research and development	$282,981	18.9	$302,674	17.8	$19,693	7.0
Selling and marketing	216,676	14.4	243,929	14.4	$27,253	12.6
General and administrative	91,157	6.1	98,264	5.8	$7,107	7.8
Amortization of intangible assets	37,332	2.5	34,951	2.1	(2,381)	(6.4)
Restructuring costs	6,741	0.4	178	—	(6,563)	(97.4)
Total operating expenses	$634,887	42.3	$679,996	40.1	$45,109	7.1
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2013 to 2014

•
Research and development expense benefited by $12.5 million, as a result of foreign exchange rates, primarily due to strengthening of the U.S. dollar in relation to the Canadian Dollar. The increase of $19.7 million primarily reflects increases of $7.2 million in professional services expense, $6.2 million in employee compensation and related costs, $5.3 million in prototype expense and $1.3 million in facilities and information technology costs.

•
Selling and marketing expense increased $27.3 million, primarily reflecting increases of $23.1 million in employee compensation and related costs, $2.9 million of travel and related costs and $1.2 million in facilities and information technology costs.

•
General and administrative expense increased $7.1 million, reflecting increases of $4.6 million in legal fees associated with patent litigation costs, $1.8 million in employee compensation and related costs and $0.7 million of consulting and audit fees.

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

Other items
The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Nine Months Ended July 31,				Increase
	2013	%*	2014	%*	(decrease)	%**
Interest and other income (loss), net	$(6,020)	(0.4)	$(14,231)	(0.8)	$(8,211)	136.4
Interest expense	$33,096	2.2	$33,556	2.0	$460	1.4
Loss on extinguishment of debt	$28,630	1.9	$—	0.0	$(28,630)	(100.0)
Provision for income taxes	$6,530	0.4	$9,666	0.6	$3,136	48.0
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2013 to 2014

•
Interest and other income (loss), net reflects a $5.5 million non-cash loss related to the change in fair value of the embedded redemption feature associated with our 2015 Notes and a $2.3 million loss related to foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity.

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

•	Provision for income taxes increased primarily due to foreign tax expense, which is largely a result of higher income from our Brazilian operations.

Segment Profit

The table below (in thousands, except percentage data) sets forth the changes in our segment profit for the respective periods:

	Quarter Ended July 31,
	2013	2014	Increase (decrease)	%*
Segment profit:
Converged Packet Optical	$66,952	$104,020	$37,068	55.4
Packet Networking	$7,620	$14,566	$6,946	91.2
Optical Transport	$29,459	$8,900	$(20,559)	(69.8)
Software and Services	$31,121	$38,802	$7,681	24.7
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

•
Software and Services segment profit increased primarily due to higher sales for software and consulting services, including our Network Transformation Solutions offerings, and increased margin due to improved efficiencies for managed spares projects. These increases were partially offset by higher software research and development expenses.

The table below (in thousands, except percentage data) sets forth the changes in our segment profit for the respective periods:

	Nine Months Ended July 31,
	2013	2014	Increase (decrease)	%*
Segment profit:
Converged Packet Optical	$171,598	$279,299	$107,701	62.8
Packet Networking	$15,259	$23,147	$7,888	51.7
Optical Transport	$71,459	$29,259	$(42,200)	(59.1)
Software and Services	$92,232	$93,136	$904	1.0
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

•
Packet Networking segment profit increased due to increased sales volume and improved gross margin, partially offset by increased research and development expense. Packet Networking revenue benefited from the expansion of Ethernet business services by our North American service provider customers and sales of service delivery and aggregation products in support of their related network initiatives. Gross margin improved due to sales reflecting a greater mix of higher-margin platforms with software content within the segment.

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

•
Software and Services segment profit increased slightly due to higher sales for software and consulting services, including our Network Transformation Solutions offerings. These increases were offset by higher spares usage costs in support of our maintenance contracts, increases in deployment costs and higher software research and development expense.

Liquidity and Capital Resources
At July 31, 2014, our principal sources of liquidity were cash and cash equivalents, short-term investments and long-term investments in marketable debt securities, representing U.S. treasuries and commercial paper, and our ABL Credit Facility. The following table sets forth changes in our cash and cash equivalents and investments in marketable debt securities (in thousands):

	October 31, 2013	July 31, 2014	Increase (decrease)
Cash and cash equivalents	$346,487	$532,884	$186,397
Short-term investments in marketable debt securities	124,979	120,250	(4,729)
Long-term investments in marketable debt securities	15,031	65,019	49,988
Total cash and cash equivalents and investments in marketable debt securities	$486,497	$718,153	$231,656

The change in total cash and cash equivalents and investments in marketable debt securities during the first nine months of fiscal 2014 was primarily related to the $246 million in net proceeds from our Term Loan as described in "Overview" above and the following:

•	$16.0 million cash generated from operations, consisting of $171.7 million provided by net loss (adjusted for non-cash charges) and $155.7 million used in working capital;

•	$36.0 million used for purchases of equipment, furniture, and fixtures and intellectual property;

•	$10.8 million used in settlement of foreign currency forward contracts, net;

•	$2.3 million used in relation to payment of capital lease obligations; and

•	$17.5 million provided by stock issuances under our employee stock purchase plan and exercise of stock options.
As of July 31, 2014, letters of credit totaling $56.0 million were collateralized by our ABL Credit Facility. There were no borrowings outstanding under the ABL Credit Facility as of July 31, 2014. See "ABL Credit Facility" below for additional information.
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
The following sections set forth the components of our $16.0 million of cash generated from operating activities during the first nine months of fiscal 2014:
Net loss (adjusted for non-cash charges)
The following table sets forth (in thousands) our net loss (adjusted for non-cash charges) during the period:

Nine months ended
July 31, 2014
Net loss	$(9,934)
Adjustments for non-cash charges:
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	41,463
Share-based compensation costs	34,204
Amortization of intangible assets	43,931
Provision for inventory excess and obsolescence	22,026
Provision for warranty	18,720
Other	21,254
Net loss (adjusted for non-cash charges)	$171,664

Working Capital

Accounts Receivable, Net

Cash used by an increase in accounts receivable during the first nine months of fiscal 2014, net of a $2.7 million provision for doubtful accounts, was $55.7 million. This reflects both increases in our revenues and days sales outstanding (DSOs). Our DSOs increased from 78 days for the first nine months of fiscal 2013 to 86 days for the first nine months of fiscal 2014. The increase in DSOs primarily reflects growth in certain new international customers whose contracts have longer payment terms.

The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts, from the end of fiscal 2013 through the end of the third quarter of fiscal 2014:

	October 31, 2013	July 31, 2014	Increase (decrease)
Accounts receivable, net	$488,578	$541,573	$52,995

Inventory

Cash used by an increase in inventory during the first nine months of fiscal 2014 was $66.0 million. The increase in inventory reflects our decision to carry more finished goods inventory for our Converged Packet Optical products to reduce our lead times for shipments to customers and higher deferred cost of goods sold for shipments awaiting acceptance. Our inventory turns decreased from 3.9 turns during the first nine months of fiscal 2013 to 3.5 turns during the first nine months of fiscal 2014. Our inventory balance, as reported on our Condensed Consolidated Balance Sheet, increased by $44.0 million during the first nine months of fiscal 2014. This change reflects our $66.0 million cash usage for inventory, partially offset by a $22.0 million non-cash provision for excess and obsolescence. The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2013 through the end of the third quarter of fiscal 2014:

	October 31, 2013	July 31, 2014	Increase (decrease)
Raw materials	$53,274	$61,429	$8,155
Work-in-process	7,773	8,268	495
Finished goods	153,855	172,321	18,466
Deferred cost of goods sold	75,764	103,701	27,937
Gross inventory	290,666	345,719	55,053
Provision for inventory excess and obsolescence	(41,563)	(52,627)	(11,064)
Inventory	$249,103	$293,092	$43,989

Prepaid expense and other

Cash used by an increase in prepaid expense and other during the first nine months of fiscal 2014 was $26.7 million primarily related to higher product demonstration equipment, prepaid value added tax and deferred deployment expense.

Accounts payable, accruals and other obligations

Utilization of cash resources for accounts payable, accruals and other obligations during the first nine months of fiscal 2014 was $34.8 million, reflecting, among other things, the timing of the annual payment under our cash incentive compensation plan to employees with respect to amounts earned for fiscal 2013. Changes in accrued liabilities reflect a $18.7 million non-cash provision related to warranties. Changes in accounts payable reflect a decrease of $1.9 million for investing activities related to equipment purchases.

The following table sets forth (in thousands) changes in our accounts payable, accruals and other obligations from the end of fiscal 2013 through the end of the third quarter of fiscal 2014:

	October 31, 2013	July 31, 2014	Increase (decrease)
Accounts payable	$254,849	$236,630	$(18,219)
Accrued liabilities	271,656	267,846	(3,810)
Other long-term obligations	34,753	37,206	2,453
Accounts payable, accruals and other obligations	$561,258	$541,682	$(19,576)

Interest Paid on Convertible Notes, ABL Credit Facility and Term Loan

Interest on our outstanding 4.0% convertible senior notes, due March 15, 2015, is payable on March 15 and September 15 of each year. We paid $3.8 million in interest on these convertible notes during the first nine months of fiscal 2014.

Interest on our outstanding 0.875% convertible senior notes, due June 15, 2017, is payable on June 15 and December 15 of each year. We paid $4.4 million in interest on these convertible notes during the first nine months of fiscal 2014.

Interest on our outstanding 3.75% convertible senior notes, due October 15, 2018, is payable on April 15 and October 15 of each year. We paid $6.6 million in interest on these convertible notes during the first nine months of fiscal 2014.

Interest on our outstanding 4.0% convertible senior notes, due December 15, 2020, is payable on June 15 and December 15 of each year. We paid $7.5 million in interest on these convertible notes during the first nine months of fiscal 2014.

Interest on our outstanding Term Loan, due July 15, 2019, is payable periodically based on the underlying market index rate selected for borrowing. We paid $0.1 million in interest on this term loan during the third quarter of fiscal 2014.

During the first nine months of fiscal 2014, we utilized the ABL Credit Facility to collateralize certain standby letters of credit. We paid $1.1 million in commitment fees, interest expense and other administrative charges relating to the ABL Credit Facility during the first nine months of fiscal 2014.

Deferred revenue

Deferred revenue increased by $27.5 million during the first nine months of fiscal 2014. Product deferred revenue represents either payments received in advance of shipment or payments received after shipment but before revenue recognition. Services deferred revenue is related to payment for service contracts for which revenue will be recognized over the contract term. The following table reflects (in thousands) the balance of deferred revenue and the change in this balance from the end of fiscal 2013 through the first nine months of fiscal 2014:

	October 31, 2013	July 31, 2014	Increase (decrease)
Products	$36,671	$57,590	$20,919
Services	75,499	82,078	6,579
Total deferred revenue	$112,170	$139,668	$27,498

ABL Credit Facility

On July 15, 2014, we amended our ABL Credit Facility to, among other things:

•	increase the total commitment from $150 million to $200 million;

•	extend the maturity date from August 13, 2015 to December 31, 2016 (and eliminate the December 15, 2014 maturity date acceleration feature);

•	reduce from $200 million to $150 million the minimum aggregate amount of unrestricted cash and cash equivalents that we are required to maintain at all times;

•
reduce the interest rate on borrowings from LIBOR plus an applicable margin ranging from 200 basis points to 250 basis points, to an applicable margin ranging from 150 basis points to 200 basis points, with the actual margin determined based on Ciena's utilization of the credit facility; and

•	amend the borrowing base to include, among other items, up to $50 million in eligible cash.
    We principally use the liquidity available under the ABL Credit Facility to support the issuance of letters of credit that arise in the ordinary course of our business and thereby to reduce our use of cash required to collateralize these instruments.

Contractual Obligations

During the third quarter of fiscal 2014, we entered into a Term Loan Credit Agreement that provides for senior secured term loans in an aggregate principal amount of $250 million as described in "Overview" above. The following is a summary of our future minimum payments under contractual obligations as of July 31, 2014 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Principal due at maturity on convertible notes (1)	$1,254,627	$187,500	$500,000	$350,000	$217,127
Principal due on term loan	250,000	2,500	5,000	242,500	—
Interest due on convertible notes	128,437	32,500	50,000	34,687	11,250
Interest due on term loan (2)	44,105	9,373	17,544	17,188	—
Operating leases (3)	159,339	33,009	55,337	24,906	46,087
Purchase obligations (4)	190,637	190,637	—	—	—
Capital leases	2,863	2,079	784	—	—
Other obligations	5,715	2,900	2,815	—	—
Total (5)	$2,035,723	$460,498	$631,480	$669,281	$274,464
_____________________________________

(1)	Includes the accretion of the principal amount on the 2020 Notes payable at maturity at a rate of 1.85% per year compounded semi-annually, commencing December 27, 2012.

(2)	Interest on the term loan is variable and was calculated using the rate in effect on the balance sheet date.

(3)	Does not include variable insurance, taxes, maintenance and other costs required by the applicable operating lease. These costs are not expected to have a material future impact.

(4)
Purchase obligations relate to purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of the amount reported above relates to firm, non-cancelable and unconditional obligations.

(5)
As of July 31, 2014, we also had approximately $12.4 million of other long-term obligations in our Condensed Consolidated Balance Sheet for unrecognized tax positions that are not included in this table because the timing of any cash settlement with the respective tax authority cannot be reasonably estimated.

Some of our commercial commitments, including some of the future minimum payments in operating leases set forth above and certain commitments to customers, are secured by standby letters of credit collateralized under our ABL Credit Facility or restricted cash. Restricted cash balances are included in other current assets or other long-term assets depending upon the duration of the underlying letter of credit obligation. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of July 31, 2014 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Standby letters of credit	$55,975	$23,432	$11,923	$3,659	$16,961

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

Our total deferred revenue for products was $36.7 million and $57.6 million as of October 31, 2013 and July 31, 2014, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $75.5 million and $82.1 million as of October 31, 2013 and July 31, 2014, respectively.

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

Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. We estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measurement of estimated fair value of our share-based compensation. See Note 16 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of

July 31, 2014, total unrecognized compensation expense was $64.5 million, which relates to unvested restricted stock units and this expense is expected to be recognized over a weighted-average period of 1.5 years.

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
For fiscal 2014, the Compensation Committee has approved an annual cash incentive arrangement generally applicable to full-time employees excluding commissioned salespersons, with the aggregate amount of any awards payable dependent upon the achievement of certain financial and operational goals for fiscal 2014. Given that the awards are generally contingent upon achieving annual objectives, the payment of cash incentive awards is not expected to be made until after fiscal year-end results are finalized. As a result, the expense that we accrue for incentive compensation in any interim period in fiscal 2014 is based upon estimates of expected financial results for the year and expected performance against relevant operating objectives. Because assessing actual performance against many of these objectives cannot generally occur until at or near fiscal year-end, determining the amount of expense that we incur in our interim financial statements for incentive compensation involves the judgment of management. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are higher or lower than expected. We incurred an aggregate of $33.7 million of expense in the first nine months of fiscal 2014 associated with our cash incentive bonus plan for fiscal 2014.
Reserve for Inventory Obsolescence

We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. Upon recognition of the write down, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In an effort to limit our exposure to delivery delays and to satisfy customer needs we purchase inventory based on forecasted sales across our product lines. In addition, part of our research and development strategy is to promote the convergence of similar features and functionalities across our product lines. Each of these practices exposes us to the risk that our customers will not order products for which we have forecasted sales, or will purchase less than we have forecasted. Historically, we have experienced write-downs due to discontinuance of a product, changes in our strategic direction and declines in market conditions. We recorded charges for excess and obsolete inventory of $15.3 million and $22.0 million in the first nine months of fiscal 2013 and 2014, respectively. The charges in fiscal 2014 primarily related to engineering design changes and the discontinuance of certain parts and components used in the manufacture of our Optical Transport products, including our Corestream® Agility Optical Transport platform, and Converged Packet Optical products. Our inventory net of allowance for excess and obsolescence was $249.1 million and $293.1 million as of October 31, 2013 and July 31, 2014, respectively.

Allowance for Doubtful Accounts Receivable

Our allowance for doubtful accounts receivable is based on management's assessment, on a specific identification basis, of the collectibility of customer accounts. We perform ongoing credit evaluations of our customers and generally have not required collateral or other forms of security from customers. In determining the appropriate balance for our allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectibility. In doing so, we consider creditworthiness, payment history, account activity and communication with such customer. If a customer's financial condition changes, or if actual defaults are higher than our historical experience, we may be required to take a charge for an allowance for doubtful accounts receivable which could have an adverse impact on our results of operations. Our accounts receivable, net of allowance for doubtful accounts, was $488.6 million and $541.6 million as of October 31, 2013 and July 31, 2014, respectively. Our allowance for doubtful accounts was $2.0 million and $2.7 million as of October 31, 2013 and July 31, 2014, respectively.

Long-lived Assets

Our long-lived assets include: equipment, furniture and fixtures, finite-lived intangible assets and maintenance spares. As of October 31, 2013 and July 31, 2014, these assets totaled $366.9 million and $315.0 million, net, respectively. We test long-lived assets for impairment whenever events or changes in circumstances indicate that the asset's carrying amount is not recoverable from its undiscounted cash flows. Our long-lived assets are assigned to asset groups that represents the lowest level for which we identify cash flows. We measure impairment loss as the amount by which the carrying amount of the asset or asset group exceeds its fair value.

Deferred Tax Valuation Allowance

As of July 31, 2014, we have recorded a valuation allowance offsetting substantially all our net deferred tax assets of $1.5 billion. When measuring the need for a valuation allowance, we assess both positive and negative evidence regarding the realizability of these deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as our operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, our cumulative loss during this three-year period represents sufficient negative evidence regarding the need for nearly a full valuation allowance. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income or as an adjustment to paid-in capital, based on tax ordering requirements.

Warranty

Our liability for product warranties, included in other accrued liabilities, was $56.3 million and $57.4 million as of October 31, 2013 and July 31, 2014, respectively. Our products are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties was $15.1 million and $18.7 million for the first nine months of fiscal 2013 and 2014, respectively. See Note 11 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report. The provision for warranty claims may fluctuate on a quarterly basis depending upon the mix of products and customers in that period. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. An increase in warranty claims or the related costs associated with satisfying our warranty obligations could increase our cost of sales and negatively affect our gross margin.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.

Interest Rate Sensitivity. We currently hold investments in U.S. Government obligations and commercial paper with varying maturities. See Notes 4 and 5 to our Condensed Consolidated Financial Statements for information relating to investments and fair value. These investments are sensitive to interest rate movements and their fair value will decline as interest rates rise and increase as interest rates decline. The estimated impact on these investments of a 100 basis point (1.0%) increase in interest rates across the yield curve from rates in effect as of the balance sheet date would be a $1.5 million decline in value.

Our earnings and cash flows from operations may be exposed to changes in interest rates because of the floating rate of interest in our Term Loan. See Note 13 to our Condensed Consolidated Financial Statements for information relating to the

Term Loan. The Term Loan bears interest at LIBOR plus a spread of 300 basis points subject to a minimum LIBOR rate of 0.75%. As of July 31, 2014, the interest rate in effect on our Term Loan was 3.75%. A 100 basis point increase in the LIBOR rate as of our most recent LIBOR rate setting would result in an increase of $1.3 million in annualized interest expense on our Term Loan recognized in our Condensed Consolidated Financial Statements. Ciena may consider the use of interest rate derivatives to hedge such exposure in the future.

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
With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in Canadian Dollars, British Pounds, Euros and Indian Rupees. During the first nine months of fiscal 2014, approximately 47.8% of our operating expense was non-U.S. dollar denominated. If these or other currencies strengthen, costs reported in U.S. dollars will increase. During the first nine months of fiscal 2014, research and development expense benefited approximately $12.5 million, net of hedging, due to the strengthening of the U.S. dollar in relation to the Canadian Dollar and the Indian Rupee in comparison to the first nine months of fiscal 2013.
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
Our revenue and results of operations can fluctuate significantly and unpredictably from quarter to quarter. Our budgeted expense levels are based on the opportunities for growth which we see in our business, and depend in part on our projections of future revenue and gross margin. Substantial reductions in expense can take time to implement. Uncertainty or lack of visibility into customer spending, changes in economic or market conditions and other factors that affect customer spending, can make it difficult to forecast future revenue and margins. Consequently, our level of operating expense or inventory may be high relative to revenue, which could harm our profitability and cash flow. Additional factors that contribute to fluctuations in our revenue and operating results include:

•	broader macroeconomic conditions, including weakness and volatility in global markets, that affect our customers;

•	changes in capital spending by large communications service providers;

•	order volume and timing;

•	backlog levels and the percentage of a given quarter's revenue generated from orders placed during that quarter;

•	the level of competition and pricing pressure we encounter;

•	the impact of commercial concessions or unfavorable commercial terms required to maintain incumbency or secure new opportunities with key customers;

•	the level of start-up costs we incur to support initial deployments, gain new customers or enter new markets;

•	the timing of revenue recognition on sales;

•	the mix of revenue by product segment, geography and customer in any particular quarter;

•	seasonal effects in our business; and

•	our level of success in improving manufacturing efficiencies and achieving cost reductions in our supply chain.

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

A significant portion of our revenue is concentrated among a few, large global communications service providers. By way of example, AT&T accounted for approximately 17.9% of fiscal 2013 revenue, and our largest ten customers contributed 59.4% of fiscal 2013 revenue. Consequently, our financial results are closely correlated with the spending of a relatively small number of service provider customers and can be significantly affected by market or industry changes affecting their businesses. Our

\reliance upon a relatively small number of service provider customers also increases our exposure to changes in their network and purchasing strategies. Our service provider customers have previously undertaken, and may undertake in the future, procurement initiatives to support their network strategy, which initiatives may include reductions in capital expenditure, commercial concessions from suppliers and reductions in the number of direct suppliers of networking technology. By way of example, in September 2014, we announced that Ciena had been selected by AT&T as a participating vendor in its Domain 2.0 supplier program. Our commercial arrangement relating to this opportunity includes certain commercial concessions that we expect to have a significant, short-term adverse impact on our revenue and gross margin. We expect these concessions primarily to affect our fourth quarter of fiscal 2014, with a proportionately lesser impact on our first quarter of fiscal 2015, and thereafter having a less significant impact on our quarterly results. Because the terms of our framework contracts, including with respect to our Domain 2.0 opportunity, do not obligate customers to purchase any minimum or guaranteed order quantities, spending by service provider customers can be unpredictable and sporadic. A significant change or reduction in spending by our key customers, the loss of one or more of our large service provider customers, or market or industry factors adversely affecting service providers generally, could have a material adverse effect on our business, financial condition and results of operations.

We face intense competition that could hurt our sales and results of operations.
We face a competitive market for sales of communications networking equipment, software and services, and this level of competition could result in pricing pressure, reduced demand, lower gross margins and loss of market share that could harm our business and results of operations. Competition is particularly intense, both in the U.S. and abroad, as we and our competitors aggressively seek to displace incumbent equipment vendors at large service providers and secure new customers. In an effort to maintain our incumbency and secure additional customer opportunities, we have in the past, and may in the future, agree to aggressive pricing, commercial concessions and other unfavorable terms that reduce our revenue and result in low or negative gross margins on a particular order or group of orders. We expect this level of competition to continue or potentially increase, as multinational equipment vendors seek to promote adoption of competing architectural approaches for next-generation networks and retain incumbent positions with large customers globally. We also expect our competitive landscape to broaden. As network technologies, features and layers converge, and demands for software programmability of networks increase, we expect that our business will overlap more directly with additional networking suppliers, including IP router vendors, system integrators, software vendors and other information technology vendors.

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
To avoid delays and meet customer demand for shorter delivery terms, we place orders with our contract manufacturers and component suppliers based in part on forecasts of customer demand. During fiscal 2014, we have increased inventory levels for our 6500 Packet Optical Platform in order to reduce customer lead times and meet forecasted volumes. Our practice of buying inventory based on forecasted demand exposes us to the risk that our customers ultimately may not order the products we have forecast, or will purchase fewer products than forecast. As a result, we may purchase inventory in anticipation of sales that ultimately do not occur. Market uncertainty can also limit our visibility into customer spending plans and compound the difficulty of forecasting inventory at appropriate levels. Moreover, our customer purchase agreements generally do not include any minimum purchase commitment, and customers often have the right to modify, reduce or cancel purchase quantities. As features and functionalities converge across our product lines, and we introduce new products with overlapping feature sets, it is increasingly possible that customers may forgo purchases of certain products we have inventoried in favor of other products with similar functionality. We may also be exposed to the risk of inventory write offs as a result of certain supply chain initiatives, including consolidation and transfer of key manufacturing activities. If we are required to write off or write down a significant amount of inventory, our results of operations for the period would be materially adversely affected.
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

We rely upon a number of internal business processes and information systems to support key business functions, and the efficient operation of these processes and systems is critical to managing our business. Our business processes and information systems need to be sufficiently scalable to support the growth of our business and may require modifications or upgrades that expose us to a number of operational risks. We expect during fiscal 2015 to undertake a significant and costly reengineering of our enterprise resource planning platform that will impact multiple locations, functions and processes. We are also currently pursuing initiatives to transform and optimize our business operations through the reengineering of certain other processes, investment in automation, and engagement of strategic partners or resources to assist with certain business functions. These changes may be costly and disruptive to our operations, and could impose substantial demands on management time.

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

In the ordinary course of our business, we maintain on our network systems certain information that is confidential, proprietary or otherwise sensitive in nature. This information includes intellectual property, financial information and confidential business information relating to Ciena and our customers, suppliers and other business partners. We also produce networking equipment solutions and software used by network operators to ensure security and reliability in their management and transmission of data. Our customers, particularly those in regulated industries, are increasingly focused on the security features of our technology solutions, and maintaining the security of information sensitive to Ciena and our business partners is critical to our business and reputation. Companies in the technology industry have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access to networks or sensitive information. Our network systems and storage applications, and the technology solutions that we offer to end customers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. In some cases, it is difficult to anticipate or immediately detect such incidents and the damage caused thereby. If an actual or perceived breach of network security occurs in our network or in the network of a business partner, the market perception of our products could be harmed. While we continually work to safeguard our products and internal network systems to mitigate these potential risks, there is no assurance that such actions will be sufficient to prevent cyber attacks or security breaches. Security incidents involving access or improper use our systems, networks or products could compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations. These security events could also negatively impact our reputation and our competitive position and could result in litigation with third parties, regulatory action, loss of business, potential liability and increased remediation costs, any of which could have a material adverse effect on our financial condition and results of operations.

Outstanding indebtedness under our convertible notes and senior secured credit facilities may adversely affect our liquidity and results of operations and could limit our business.

At July 31, 2014, indebtedness on our outstanding convertible notes totaled approximately $1.2 billion in aggregate principal, including the accretion of principal at maturity on our 2020 Notes. We are also a party to credit agreements relating to a $200 million senior secured asset-based revolving credit facility and a $250 million senior secured term loan. The agreements governing these credit facilities include customary remedies, including with respect to collateral securing the loans, that would apply should we default, and include customary covenants that limit our ability to, among other things, pay cash dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, enter into certain acquisition transactions, repay indebtedness, make investments or dispose of assets.

Our indebtedness could have important negative consequences, including:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing, particularly in unfavorable capital and credit market conditions;

•	debt service obligations that may adversely impact our results of operations;

•	incurrence of debt service and repayment obligations that reduce the availability of cash resources for other business purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the markets; and

•	placing us at a possible competitive disadvantage to competitors that have better access to capital resources.

We may also enter into additional transactions or credit facilities, including equipment loans, working capital lines of credit and other long-term debt, which may increase our indebtedness and result in additional restrictions upon our business.

Significant volatility and uncertainty in the capital markets may limit our access to funding.
We have accessed the capital markets in the past and successfully raised funds, including through the issuance of equity or convertible debt, to increase our cash position, support our operations and undertake strategic growth initiatives. We regularly evaluate our liquidity position, debt obligations, and anticipated cash needs to fund our long-term operating plans and may consider it necessary or advisable to raise additional capital or incur additional indebtedness in the future. Global capital markets have undergone periods of significant volatility and uncertainty in recent years, and there can be no assurance that such financing alternatives would be available to us, should we determine it necessary or advisable to seek additional cash resources.

Facilities transitions could be disruptive to our operations and may result in unanticipated expense and adverse effects to our cash position and cash flows.

We have recently undertaken and expect to undertake in the future a number of significant facilities transitions affecting a number of our largest employee populations. The leases of our “Lab 10” building on the Carling Campus in Ottawa, Canada will expire in fiscal 2018 and our development facility in Gurgaon, India will expire in fiscal 2017. We are currently considering facilities and development alternatives in advance of the expiration of these leases. Both locations include sophisticated research and development lab equipment and significant headcount including key engineering personnel. Locating appropriate alternative space for our engineering operations may be costly, and there can be no assurance that the transition of key engineering functions to a successor facility will not be disruptive or adversely affect productivity. Significant facilities transitions could be disruptive to our operations and may result in unanticipated expense and adverse effects on our cash position and cash flows.

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

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. Due to our increased global presence, a larger percentage of our revenue, operating expense and assets and liabilities are non-U.S. dollar denominated and therefore subject to foreign currency fluctuation. We face exposure to currency exchange rates as a result of the growth in our non-U.S. dollar denominated operating expense in Canada, Europe, Asia and Latin America. From time to time, we may hedge against currency exposure associated with anticipated foreign currency cash flows. There can be no assurance that any hedging instruments will be effective, and losses associated with these instruments and the adverse effect of foreign currency exchange rate fluctuation may negatively affect our results of operations.

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

As of July 31, 2014, our balance sheet includes $315.0 million in long-lived assets, which includes $141.9 million of intangible assets. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These assumptions are used to forecast future, undiscounted cash flows upon which our estimates are based. Periods of significant uncertainty or instability of macroeconomic conditions can make forecasting future business difficult. If actual market conditions differ or our forecasts change, we may be required to reassess long-lived assets and could record an impairment charge. Any impairment charge relating to long-lived assets would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

10.1
Third Amendment to Credit Agreement, dated July 15, 2014 by and among Ciena Corporation, Inc. Ciena Communications, Inc., Ciena Government Solutions, Inc. Ciena Canada, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the lenders party thereto.

10.2
Amended and Restated Security Agreement, dated July 15, 2014, by and among Ciena Corporation, Inc., Ciena Communications, Inc., Ciena Government Solutions, Inc., each other assignor from time to time party thereto, and Deutsche Bank AG New York Branch, as Collateral Agent.

10.3
Amended and Restated Pledge Agreement, dated July 15, 2014, by and among Ciena Corporation, Inc., Ciena Communications, Inc., Ciena Government Solutions, Inc., each other pledgor from time to time party thereto, and Deutsche Bank AG New York Branch, as Pledgee.

10.4
Amended and Restated Canadian Security Agreement, dated July 15, 2014, by and among Ciena Canada, Inc., each other assignor from time to time party thereto, and Deutsche Bank AG New York Branch, as Collateral Agent.

10.5
Credit Agreement, dated July 15, 2014, by and among Ciena Corporation, Inc., the lenders party thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank Securities, Inc., as Syndication Agent, and JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents.

10.6
Guaranty, dated July 15, 2014, by and among Ciena Corporation, Inc., Ciena Communications, Inc., Ciena Government Solutions, Inc., each other guarantor from time to time party thereto, and Bank of America, N.A., as Administrative Agent.

10.7
Term Loan Security Agreement, dated July 15, 2014, by and among Ciena Corporation, Inc., Ciena Communications, Inc., Ciena Government Solutions, Inc., each other grantor from time to time party thereto, and Bank of America, N.A., as Collateral Agent.

10.8
Term Loan Pledge Agreement, dated July 15, 2014, by and among Ciena Corporation, Inc., Ciena Communications, Inc., Ciena Government Solutions, Inc., each other pledgor from time to time party thereto, and Bank of America, N.A., as Pledgee.

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

Ciena Corporation
Date:	September 8, 2014	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	September 8, 2014	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)