Form 10-Q
period 2015-01-31
CIENA CORP
filed 2015-03-12
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 6, 2015
common stock, $0.01 par value	108,281,817

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended January 31,
	2014	2015
Revenue:
Products	$432,941	$422,315
Services	100,762	106,847
Total revenue	533,703	529,162
Cost of goods sold:
Products	245,216	236,548
Services	62,636	62,319
Total cost of goods sold	307,852	298,867
Gross profit	225,851	230,295
Operating expenses:
Research and development	101,497	100,761
Selling and marketing	78,348	76,712
General and administrative	30,097	29,553
Amortization of intangible assets	12,439	11,019
Restructuring costs	115	8,085
Total operating expenses	222,496	226,130
Income from operations	3,355	4,165
Interest and other income (loss), net	(5,998)	(8,233)
Interest expense	(11,028)	(13,661)
Loss before income taxes	(13,671)	(17,729)
Provision for income taxes	2,265	1,050
Net loss	$(15,936)	$(18,779)
Basic net loss per common share	$(0.15)	$(0.17)
Diluted net loss per potential common share	$(0.15)	$(0.17)
Weighted average basic common shares outstanding	104,501	107,773
Weighted average dilutive potential common shares outstanding	104,501	107,773

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Quarter Ended January 31,
	2014	2015
Net loss	$(15,936)	$(18,779)
Change in unrealized gain on available-for-sale securities, net of tax	21	36
Change in unrealized loss on foreign currency forward contracts, net of tax	(1,974)	(4,513)
Change in unrealized loss on forward starting interest rate swap, net of tax	—	(2,565)
Change in cumulative translation adjustment	(5,100)	(12,248)
Other comprehensive loss	(7,053)	(19,290)
Total comprehensive loss	$(22,989)	$(38,069)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31, 2014	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$586,720	$598,723
Short-term investments	140,205	145,154
Accounts receivable, net	518,981	513,554
Inventories	254,660	241,118
Prepaid expenses and other	192,624	182,818
Total current assets	1,693,190	1,681,367
Long-term investments	50,057	55,153
Equipment, furniture and fixtures, net	126,632	119,403
Other intangible assets, net	128,677	115,458
Other long-term assets	74,076	84,774
Total assets	$2,072,632	$2,056,155
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$209,777	$192,109
Accrued liabilities	276,608	289,984
Deferred revenue	104,688	106,486
Current portion of long-term debt	190,063	190,020
Total current liabilities	781,136	778,599
Long-term deferred revenue	40,930	46,052
Other long-term obligations	45,390	44,596
Long-term debt, net	1,274,791	1,275,483
Total liabilities	2,142,247	2,144,730
Commitments and contingencies (Note 20)
Stockholders’ equity (deficit):
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 106,979,960 and 108,246,661 shares issued and outstanding	1,070	1,082
Additional paid-in capital	5,954,440	5,973,537
Accumulated other comprehensive loss	(14,668)	(33,958)
Accumulated deficit	(6,010,457)	(6,029,236)
Total stockholders’ equity (deficit)	(69,615)	(88,575)
Total liabilities and stockholders’ equity (deficit)	$2,072,632	$2,056,155

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended January 31,
	2014	2015
Cash flows provided by (used in) operating activities:
Net loss	$(15,936)	$(18,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	13,328	13,772
Share-based compensation costs	11,392	10,807
Amortization of intangible assets	16,890	13,219
Provision for inventory excess and obsolescence	5,439	5,787
Provision for warranty	7,974	2,293
Other	2,175	(10,689)
Changes in assets and liabilities:
Accounts receivable	(31,291)	5,362
Inventories	(40,460)	7,755
Prepaid expenses and other	(252)	(4,473)
Accounts payable, accruals and other obligations	(14,647)	(9,836)
Deferred revenue	8,230	6,920
Net cash provided by (used in) operating activities	(37,158)	22,138
Cash flows provided by (used in) investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(15,776)	(11,194)
Restricted cash	(33)	—
Purchase of available for sale securities	(54,991)	(50,085)
Proceeds from maturities of available for sale securities	85,000	40,000
Settlement of foreign currency forward contracts, net	441	9,314
Net cash provided by (used in) investing activities	14,641	(11,965)
Cash flows from financing activities:
Payment of long term debt	—	(625)
Payment for debt and equity issuance costs	—	(60)
Payment of capital lease obligations	(762)	(2,993)
Proceeds from issuance of common stock	7,412	8,302
Net cash provided by financing activities	6,650	4,624
Effect of exchange rate changes on cash and cash equivalents	(536)	(2,794)
Net increase (decrease) in cash and cash equivalents	(15,867)	14,797
Cash and cash equivalents at beginning of period	346,487	586,720
Cash and cash equivalents at end of period	$330,084	$598,723
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$6,333	$8,754
Cash paid during the period for income taxes, net	$4,086	$2,894
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$4,401	$3,270
Debt issuance costs in accrued liabilities	$—	$187

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	INTERIM FINANCIAL STATEMENTS
The interim financial statements included herein for Ciena Corporation (“Ciena”) have been prepared by Ciena, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments that Ciena considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial position of Ciena at the date of the interim balance sheets. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of October 31, 2014 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, Ciena believes that the disclosures are adequate to understand the information presented herein. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with Ciena’s audited consolidated financial statements and the notes thereto included in Ciena’s annual report on Form 10-K for the fiscal year ended October 31, 2014.
Ciena has a 52 or 53-week fiscal year, which ends on the Saturday nearest to the last day of October of each year. Fiscal 2014 and 2015 are 52-week fiscal years. For purposes of financial statement presentation, each fiscal year is described as having ended on October 31, and the fiscal quarters are described as having ended on January 31, April 30 and July 31 of each fiscal year.

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

Ciena applies the percentage-of-completion method to long-term arrangements where Ciena is required to undertake significant production, customization or modification engineering, and reasonable and reliable estimates of revenue and cost are available. Utilizing the percentage-of-completion method, Ciena recognizes revenue based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred. In instances that do not meet the percentage-of-completion method criteria, recognition of revenue is deferred until there are no uncertainties regarding customer acceptance. Unbilled percentage- of-completion revenues recognized are included in accounts receivable, net. Billings in excess of revenues recognized on these contracts are recorded within deferred revenue. The percentage of revenue recognized using the percentage-of-completion method for the three months ended January 31, 2014 and January 31, 2015 were 5.1% and 1.0%, respectively.

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

Fair Value of Financial Instruments

The carrying value of Ciena's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair market value due to the relatively short period of time to maturity. For information related to the fair value of Ciena's convertible notes and Term Loan, see Note 15 below.

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

Foreign Currency

Certain of Ciena's foreign branch offices and subsidiaries use the U.S. dollar as their functional currency because Ciena, as the U.S. parent entity, exclusively funds the operations of these branch offices and subsidiaries. For those subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date, and the statement of operations is translated at a monthly average rate. Resulting translation adjustments are recorded directly to a separate component of stockholders' equity. Where the monetary assets and liabilities are transacted in a currency other than the entity's functional currency, re-measurement adjustments are recorded in interest and other income (loss), net on the Condensed Consolidated Statement of Operations. See Note 4 below.

Derivatives

Ciena's 4.0% convertible senior notes due March 15, 2015 (the "2015 Notes") includes a redemption feature that is accounted for as a separate embedded derivative. The embedded redemption feature was recorded at fair value on a recurring basis, and these changes are included in interest and other income (loss), net on the Condensed Consolidated Statement of Operations. See Note 4 below.

From time to time, Ciena uses foreign currency forward contracts to reduce variability in certain forecasted non-U.S. dollar denominated cash flows. Generally, these derivatives have maturities of 12 months or less. During fiscal 2014, Ciena also entered into interest rate hedge arrangements to reduce variability in certain forecasted interest expense associated with its Term Loan. All of these derivatives are designated as cash flow hedges. At the inception of the cash flow hedge, and on an ongoing basis, Ciena assesses whether the derivative has been effective in offsetting changes in cash flows attributable to the hedged risk during the hedging period. The effective portion of the derivative's net gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and, upon occurrence of the forecasted transaction, is subsequently reclassified to the line item in the Condensed Consolidated Statement of Operations to which the hedged transaction relates. Any net gain or loss associated with the ineffectiveness of the hedging instrument is reported in interest and other income (loss), net. To date, no ineffectiveness has occurred.

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

See Notes 6 and 13 below.

Computation of Net Income (Loss) per Share

Ciena calculates basic earnings per share ("EPS") by dividing earnings attributable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS includes other potential dilutive shares that would be outstanding if securities or other contracts to issue common stock were exercised or converted into common stock. Ciena uses a dual presentation of basic and diluted EPS on the face of its income statement. A reconciliation of the numerator and denominator used for the basic and diluted EPS computations is set forth in Note 17 below.

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

Newly Issued Accounting Standards - Not Yet Effective

In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard will be effective for Ciena beginning in the first quarter of fiscal 2018. Ciena is currently evaluating the impact of the adoption of this accounting standard update on its Consolidated Financial Statements and disclosures.

In August 2014, FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate and provide related disclosures, at each annual or interim reporting period, whether there are conditions or events that exist that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date the financial statements are issued. The standard will be effective for Ciena beginning in the first quarter of fiscal 2018. The adoption of this accounting standard update is not expected to have a material effect on Ciena's Consolidated Financial Statements and disclosures.

(3)	RESTRUCTURING COSTS
Ciena has undertaken a number of restructuring activities intended to reduce expense and better align its workforce and costs with market opportunities, product development and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the three months ended January 31, 2015 (in thousands):

	Workforce reduction		Consolidation of excess facilities	Total
Balance at October 31, 2014	$181		$1,134	$1,315
Additional liability recorded	8,081	(a)	4	8,085
Cash payments	(4,768)		(206)	(4,974)
Balance at January 31, 2015	$3,494		$932	$4,426
Current restructuring liabilities	$3,494		$446	$3,940
Non-current restructuring liabilities	$—		$486	$486

(a) During the fiscal quarter ended January 31, 2015, Ciena recorded a charge of $8.1 million of severance and other employee-related costs associated with a global workforce reduction of approximately 125 employees. This reduction was related to an organizational realignment and the reallocation of personnel resources toward strategic growth areas of the business.

The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the three months ended January 31, 2014 (in thousands):

	Workforce reduction	Consolidation of excess facilities	Total
Balance at October 31, 2013	$80	$1,936	$2,016
Additional liability recorded	106	9	115
Cash payments	(136)	(77)	(213)
Balance at January 31, 2014	$50	$1,868	$1,918
Current restructuring liabilities	$50	$629	$679
Non-current restructuring liabilities	$—	$1,239	$1,239

(4) INTEREST AND OTHER INCOME (LOSS), NET
The components of interest and other income (loss), net, were as follows (in thousands):

	Quarter Ended January 31,
	2014	2015
Interest income	$78	$218
Change in fair value of embedded derivative	(1,090)	—
Gain (loss) on non-hedge designated foreign currency forward contracts	1,353	(4,350)
Foreign currency exchange losses	(5,915)	(3,652)
Other	(424)	(449)
Interest and other income (loss), net	$(5,998)	$(8,233)

(5)	SHORT-TERM AND LONG-TERM INVESTMENTS

As of the dates indicated, investments are comprised of the following (in thousands):

	January 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$115,129	$39	—	$115,168
Included in long-term investments	55,085	68	—	55,153
	$170,214	$107	$—	$170,321

Commercial paper:
Included in short-term investments	29,986	—	—	29,986
	$29,986	$—	$—	$29,986

	October 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$110,182	$29	$—	$110,211
Included in long-term investments	50,016	41	—	50,057
	$160,198	$70	$—	$160,268

Commercial paper:
Included in short-term investments	29,994	—	—	29,994
	$29,994	$—	$—	$29,994

The following table summarizes final legal maturities of debt investments at January 31, 2015 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$145,115	$145,154
Due in 1-2 years	55,085	55,153
	$200,200	$200,307

(6)	FAIR VALUE MEASUREMENTS

As of the date indicated, the following table summarizes the fair value of assets and liabilities that are recorded at fair value on a recurring basis (in thousands):

	January 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$411,477	$—	$—	$411,477
U.S. government obligations	—	170,321	—	170,321
Commercial paper	—	94,981	—	94,981
Foreign currency forward contracts	—	654	—	654
Total assets measured at fair value	$411,477	$265,956	$—	$677,433

Liabilities:
Foreign currency forward contracts	$—	$5,241	$—	$5,241
Forward starting interest rate swap	—	4,648	—	4,648
Total liabilities measured at fair value	$—	$9,889	$—	$9,889

	October 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$440,013	$—	$—	$440,013
U.S. government obligations	—	160,268	—	160,268
Commercial paper	—	89,989	—	89,989
Foreign currency forward contracts	—	1,561	—	1,561
Total assets measured at fair value	$440,013	$251,818	$—	$691,831

Liabilities:
Foreign currency forward contracts	$—	$200	$—	$200
Forward starting interest rate swap	—	2,083	—	2,083
Total liabilities measured at fair value	$—	$2,283	$—	$2,283

As of the date indicated, the assets and liabilities above were presented on Ciena’s Condensed Consolidated Balance Sheet as follows (in thousands):

	January 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$411,477	$64,995	$—	$476,472
Short-term investments	—	145,154	—	145,154
Prepaid expenses and other	—	654	—	654
Long-term investments	—	55,153	—	55,153
Total assets measured at fair value	$411,477	$265,956	$—	$677,433

Liabilities:
Accrued liabilities	$—	$5,241	$—	$5,241
Other long-term obligations	—	4,648	—	4,648
Total liabilities measured at fair value	$—	$9,889	$—	$9,889

	October 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$440,013	$59,995	$—	$500,008
Short-term investments	—	140,205	—	140,205
Prepaid expenses and other	—	1,561	—	1,561
Long-term investments	—	50,057	—	50,057
Total assets measured at fair value	$440,013	$251,818	$—	$691,831

Liabilities:
Accrued liabilities	$—	$200	$—	$200
Other long-term obligations	—	2,083	—	2,083
Total liabilities measured at fair value	$—	$2,283	$—	$2,283

(7)	ACCOUNTS RECEIVABLE

As of October 31, 2014, there were no individual customers that accounted for greater than 10% of net accounts receivable. As of January 31, 2015, one customer accounted for 17.1% of net accounts receivable. Ciena has not historically experienced a significant amount of bad debt expense. Allowance for doubtful accounts was $2.1 million and $2.0 million as of October 31, 2014 and January 31, 2015, respectively.

(8)	INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	October 31, 2014	January 31, 2015
Raw materials	$64,853	$53,920
Work-in-process	8,371	9,347
Finished goods	165,799	159,587
Deferred cost of goods sold	75,763	70,244
	314,786	293,098
Provision for excess and obsolescence	(60,126)	(51,980)
	$254,660	$241,118

Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand and market conditions. During the first three months of fiscal 2015, Ciena recorded a provision for excess and obsolescence of $5.8 million, primarily related to the discontinuance of certain parts and components used in the manufacture of its Converged Packet Optical products and a decrease in the forecasted demand for both its legacy, stand-alone WDM and SONET/SDH-based transport platforms and its 5410 Service Aggregation Switch. Deductions from the provision for excess and obsolete inventory relate primarily to disposal activities.

(9)	PREPAID EXPENSES AND OTHER
As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	October 31, 2014	January 31, 2015
Prepaid VAT and other taxes	$86,464	$79,181
Product demonstration equipment, net	42,385	44,661
Deferred deployment expense	27,991	24,229
Prepaid expenses	23,539	21,251
Other non-trade receivables	10,683	12,842
Derivative assets	1,562	654
	$192,624	$182,818

Depreciation of product demonstration equipment was $2.0 million and $2.5 million for the first three months of fiscal 2014 and 2015, respectively.

(10)	EQUIPMENT, FURNITURE AND FIXTURES
As of the dates indicated, equipment, furniture and fixtures are comprised of the following (in thousands):

	October 31, 2014	January 31, 2015
Equipment, furniture and fixtures	$383,059	$372,153
Leasehold improvements	46,354	45,969
	429,413	418,122
Accumulated depreciation and amortization	(302,781)	(298,719)
	$126,632	$119,403

The total of depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements, was $11.4 million and $11.3 million for the first three months of fiscal 2014 and 2015, respectively.

(11)	OTHER INTANGIBLE ASSETS
As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	October 31, 2014			January 31, 2015
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Developed technology	$417,833	$(351,929)	$65,904	$417,833	$(358,678)	$59,155
Patents and licenses	46,538	(45,908)	630	46,538	(45,949)	589
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	323,573	(261,430)	62,143	323,573	(267,859)	55,714
Total other intangible assets	$787,944	$(659,267)	$128,677	$787,944	$(672,486)	$115,458

The amortization of finite-lived other intangible assets was $16.9 million and $13.2 million for the first three months of fiscal 2014 and 2015, respectively. Expected future amortization of finite-lived other intangible assets for the fiscal years indicated is as follows (in thousands):

Period ended October 31,
2015 (remaining nine months)	$39,659
2016	52,879
2017	22,783
2018	137
$115,458

(12)	OTHER BALANCE SHEET DETAILS
As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	October 31, 2014	January 31, 2015
Maintenance spares, net	$54,101	$65,201
Deferred debt issuance costs, net	15,160	14,012
Other	4,815	5,561
	$74,076	$84,774

Deferred debt issuance costs relate to our convertible notes payable (described in Note 15 below), Term Loan (described in Note 15 below) and our ABL Credit Facility (described in Note 16 below). Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate method, through the maturity of the related debt. The amortization of deferred debt issuance costs is included in interest expense, and was $1.2 million and $1.3 million during the first three months of fiscal 2014 and fiscal 2015, respectively.
As of the dates indicated, accrued liabilities and other short-term obligations are comprised of the following (in thousands):

	October 31, 2014	January 31, 2015
Compensation, payroll related tax and benefits	82,207	91,017
Warranty	55,997	53,382
Vacation	35,126	31,533
Capital lease obligations	7,788	6,229
Interest payable	6,409	8,572
Other	89,081	99,251
	$276,608	$289,984

The following table summarizes the activity in Ciena’s accrued warranty for the fiscal periods indicated (in thousands):

Three months ended	Beginning			Ending
January 31,	Balance	Provisions	Settlements	Balance
2014	$56,303	7,974	(6,188)	$58,089
2015	$55,997	2,293	(4,908)	$53,382
The decrease in the first quarter of fiscal 2015 warranty provision was due to lower failure rates and reduced component and labor repair costs.
As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	October 31, 2014	January 31, 2015
Products	$50,457	$58,041
Services	95,161	94,497
	145,618	152,538
Less current portion	(104,688)	(106,486)
Long-term deferred revenue	$40,930	$46,052

As of the dates indicated, other long-term obligations are comprised of the following (in thousands):

	October 31, 2014	January 31, 2015
Income tax liability	$14,342	$14,110
Deferred tenant allowance	10,839	10,576
Straight-line rent	5,174	5,330
Capital lease obligations	4,589	3,105
Forward starting interest rate swap	2,083	4,648
Other	8,363	6,827
	$45,390	$44,596

(13)	DERIVATIVE INSTRUMENTS

Foreign Currency Derivatives

As of January 31, 2015 and October 31, 2014, Ciena had forward contracts in place to reduce the variability in its Canadian Dollar and Indian Rupee denominated expense, which principally related to its research and development activities. The notional amount of these contracts was approximately $49.1 million and $51.5 million as of January 31, 2015 and October 31, 2014, respectively. These foreign exchange contracts have maturities of 12 months or less and have been designated as cash flow hedges.

During the first three months of fiscal 2015 and fiscal 2014, in order to hedge certain balance sheet exposures, Ciena entered into forward contracts to sell Brazilian Real and buy an equivalent U.S. Dollar amount. During the first three months of fiscal 2015 and fiscal 2014, in order to hedge certain balance sheet exposures, Ciena entered into forward contracts to sell U.S. Dollars and buy an equivalent amount of Canadian Dollars. The notional amount of these contracts was approximately $202.7 million and $194.5 million as of January 31, 2015 and October 31, 2014, respectively. These foreign exchange contracts have maturities of 12 months or less and have not been designated as hedges for accounting purposes.

Interest Rate Derivatives

During fiscal 2014, Ciena entered into interest rate cap arrangements to limit interest paid under the Term Loan to a maximum of 0.75% plus a spread of 300 basis points through July 2015. The total notional amount of interest rate caps outstanding as of January 31, 2015 and October 31, 2014 was $248.8 million. Also in fiscal 2014, Ciena entered into floating interest rate to fixed interest rate swap arrangements ("interest rate swap") that fix the interest rate under the Term Loan at 5.004%, for the period commencing on July 20, 2015 through July 19, 2018. The total notional amount of these derivatives as of January 31, 2015 and October 31, 2014 was $247.5 million.

Ciena expects the variable rate payments to be received under the terms of the interest rate cap and the interest rate swap to exactly offset the forecasted variable rate payments on the equivalent notional amounts of the Term Loan. These derivative contracts have been designated as cash flow hedges.

Other information regarding Ciena's derivatives is immaterial for separate financial statement presentation. See Note 4 and Note 6 above.

(14) ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ending January 31, 2015:

	Unrealized	Unrealized	Unrealized	Cumulative
	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on Forward	Foreign Currency
	Marketable Securities	Foreign Currency Contracts	Starting Interest Rate Swap	Translation Adjustment	Total
Balance at October 31, 2014	$71	$(173)	$(2,083)	$(12,483)	$(14,668)
Other comprehensive income(loss) before reclassifications	36	(5,315)	(2,565)	(12,248)	(20,092)
Amounts reclassified from AOCI	—	802	—	—	802
Balance at January 31, 2015	$107	$(4,686)	$(4,648)	$(24,731)	$(33,958)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ending January 31, 2014:

	Unrealized	Unrealized	Cumulative
	Gain/(Loss) on	Gain/(Loss) on	Foreign Currency
	Marketable Securities	Derivative Instruments	Translation Adjustment	Total
Balance at October 31, 2013	$30	$(261)	$(7,543)	$(7,774)
Other comprehensive income(loss) before reclassifications	21	(2,277)	(5,100)	(7,356)
Amounts reclassified from AOCI	—	303	—	303
Balance at January 31, 2014	$51	$(2,235)	$(12,643)	$(14,827)

All amounts reclassified from accumulated other comprehensive income were related to settlement (gains)/losses on foreign currency forward contracts designated as cash flow hedges. These reclassifications impacted "research and development" on the Condensed Consolidated Statements of Operations.

(15)	SHORT-TERM AND LONG-TERM DEBT

Term Loan

On July 15, 2014, Ciena entered into a Credit Agreement providing for senior secured term loans in an aggregate principal amount of $250 million (the “Term Loan”) with a maturity date of July 15, 2019. The Term Loan requires Ciena to make installment payments of approximately $0.6 million on a quarterly basis. The principal balance, unamortized discount and net carrying amount of the Term Loan were as follows as of January 31, 2015:

	Principal Balance	Unamortized Discount	Net Carrying Amount
Term Loan Payable due July 15, 2019	$248,750	$1,110	$247,640
	$248,750	$1,110	$247,640

The following table sets forth, in thousands, the carrying value and the estimated fair value of the Term Loan:

	January 31, 2015
	Carrying Value	Fair Value(2)
Term Loan Payable due July 15, 2019(1)	$247,640	$247,817
	$247,640	$247,817

(1)	Includes unamortized bond discount.

(2)
The Term Loan was categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its Term Loan using a market approach based upon observable inputs, such as current market transactions involving comparable securities.

Outstanding Convertible Notes Payable

The principal balance, unamortized discount and net carrying amount of the liability and equity components of our 4.0% convertible senior notes due December 15, 2020 were as follows as of January 31, 2015:

	Liability Component			Equity Component
	Principal Balance	Unamortized Discount	Net Carrying Amount	Net Carrying Amount
4.0% Convertible Senior Notes due December 15, 2020	$194,879	$14,536	$180,343	$43,131

The following table sets forth, in thousands, the carrying value and the estimated fair value of Ciena’s outstanding convertible notes:

	January 31, 2015
	Carrying Value	Fair Value(2)
4.0% Convertible Senior Notes, due March 15, 2015 (1)	$187,520	$191,016
0.875% Convertible Senior Notes due June 15, 2017	500,000	495,625
3.75% Convertible Senior Notes due October 15, 2018	350,000	416,063
4.0% Convertible Senior Notes due December 15, 2020 (3)	180,343	228,516
	$1,217,863	$1,331,220

(1)	Includes unamortized bond premium related to embedded redemption feature.

(2)
The convertible notes were categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its outstanding convertible notes using a market approach based upon observable inputs, such as current market transactions involving comparable securities.

(3)	Includes unamortized discount and accretion of principal.

(16)	ABL CREDIT FACILITY
Ciena and certain of its subsidiaries are parties to a senior secured asset-based revolving credit facility (the “ABL Credit Facility”) providing for a total commitment of $200 million with a maturity date of December 31, 2016. Ciena principally uses the ABL Credit Facility to support the issuance of letters of credit that arise in the ordinary course of its business and thereby to reduce its use of cash required to collateralize these instruments. As of January 31, 2015, letters of credit totaling $60.5 million were collateralized by the ABL Credit Facility. There were no borrowings outstanding under the ABL Credit Facility as of January 31, 2015.

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

	Quarter Ended January 31,
Numerator	2014	2015
Net loss	$(15,936)	$(18,779)

	Quarter Ended January 31,
Denominator	2014	2015
Basic weighted average shares outstanding	104,501	107,773
Dilutive weighted average shares outstanding	104,501	107,773

	Quarter Ended January 31,
EPS	2014	2015
Basic EPS	$(0.15)	$(0.17)
Diluted EPS	$(0.15)	$(0.17)

The following table summarizes the weighted average shares excluded from the calculation of the denominator for Basic and Diluted EPS due to their anti-dilutive effect for the periods indicated (in thousands):

	Quarter Ended January 31,
	2014	2015
Shares underlying stock options and restricted stock units	3,412	3,899
4.0% Convertible Senior Notes due March 15, 2015	9,198	9,198
0.875% Convertible Senior Notes due June 15, 2017	13,108	13,108
3.75% Convertible Senior Notes due October 15, 2018	17,355	17,355
4.0% Convertible Senior Notes due December 15, 2020	9,198	9,198
Total shares excluded due to anti-dilutive effect	52,271	52,758

(18)	SHARE-BASED COMPENSATION EXPENSE
Ciena grants equity awards under its 2008 Omnibus Incentive Plan (the "2008 Plan") and the Amended and Restated Employee Stock Purchase Plan (the “ESPP”). These plans were approved by stockholders and are described in Ciena’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014.
2008 Omnibus Incentive Plan
The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors and consultants of Ciena. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions, and the required service or performance criteria. Options and SARs have a maximum term of ten years, and their exercise price may not be less than 100% of fair market value on the date of grant. Repricing of stock options and SARs is prohibited without stockholder approval. Certain change in control transactions may cause awards granted under the 2008 Plan to vest, unless the awards are continued or substituted for in connection with the transaction. The total number of shares authorized for issuance under the 2008 Plan is 25.1 million shares. As of January 31, 2015, approximately 6.6 million shares remained available for issuance under the 2008 Plan.
     Stock Options
Outstanding stock option awards to employees are generally subject to service-based vesting restrictions and vest incrementally over a four-year period. As of January 31, 2015, all outstanding options have completed their service-based vesting conditions and are fully vested. The following table is a summary of Ciena’s stock option activity for the period indicated (shares in thousands):

	Shares Underlying Options Outstanding	Weighted Average Exercise Price
Balance at October 31, 2014	1,288	$25.43
Exercised	(24)	12.56
Canceled	(55)	21.62
Balance at January 31, 2015	1,209	$25.86

The total intrinsic value of options exercised during the first three months of fiscal 2014 and fiscal 2015 was $0.2 million and $0.1 million, respectively. Ciena did not grant any stock options during the first three months of fiscal 2014 or fiscal 2015.
The following table summarizes information with respect to stock options outstanding at January 31, 2015, based on Ciena’s closing stock price on the last trading day of Ciena’s first fiscal quarter of 2015 (shares and intrinsic value in thousands):

			Options Outstanding and Vested at
			January 31, 2015
			Number	Weighted Average Remaining	Weighted
Range of			of	Contractual	Average	Aggregate
Exercise			Underlying	Life	Exercise	Intrinsic
Price			Shares	(Years)	Price	Value
$0.94	—	$16.31	145	2.96	$8.22	$1,495
$16.52	—	$17.29	174	0.68	16.55	341
$17.43	—	$24.50	147	1.25	18.42	115
$24.69	—	$28.28	277	2.10	27.33	—
$28.61	—	$31.43	95	2.44	29.79	—
$31.71	—	$32.55	9	2.19	31.91	—
$33.00	—	$37.10	248	2.78	35.24	—
$37.31	—	$47.32	114	2.24	44.33	—
$0.94	—	$47.32	1,209	2.08	$25.86	$1,951

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
The following table is a summary of Ciena's restricted stock unit activity for the period indicated, with the aggregate fair value of the balance outstanding at the end of each period, based on Ciena's closing stock price on the last trading day of the relevant period (shares and aggregate fair value in thousands):

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Fair Value
Balance at October 31, 2014	4,012	$18.02	$67,241
Granted	1,992
Vested	(723)
Canceled or forfeited	(97)
Balance at January 31, 2015	5,184	$18.30	$96,003

The total fair value of restricted stock units that vested and were converted into common stock during the first three months of fiscal 2014 and fiscal 2015 was $16.5 million and $14.0 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena during the first three months of fiscal 2014 and fiscal 2015 was $21.89 and $18.49 respectively.

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
During the first three months of fiscal 2015, Ciena issued 0.5 million shares under the ESPP. At January 31, 2015, 6.3 million shares remained available for issuance under the ESPP.

Share-Based Compensation Expense for Periods Reported

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended January 31,
	2014	2015
Product costs	$506	$487
Service costs	580	519
Share-based compensation expense included in cost of sales	1,086	1,006
Research and development	2,572	2,167
Sales and marketing	4,063	3,659
General and administrative	3,506	3,919
Share-based compensation expense included in operating expense	10,141	9,745
Share-based compensation expense capitalized in inventory, net	165	56
Total share-based compensation	$11,392	$10,807

As of January 31, 2015, total unrecognized share-based compensation expense related to unvested restricted stock units was $82.9 million, and this expense is expected to be recognized over a weighted-average period of 1.6 years.

(19)	SEGMENTS AND ENTITY WIDE DISCLOSURES
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

Ciena's long-lived assets, including equipment, furniture and fixtures, finite-lived intangible assets and maintenance spares, are not reviewed by the chief operating decision maker for purposes of evaluating performance and allocating resources. As of January 31, 2015, equipment, furniture and fixtures totaling $119.4 million primarily support asset groups within Ciena's Converged Packet Optical, Packet Networking, and Software and Services segments and support Ciena's unallocated selling and general and administrative activities. As of January 31, 2015, all of Ciena's finite-lived intangible assets totaling $115.5 million were assigned to asset groups within Ciena's Converged Packet Optical segment. As of January 31, 2015, all of the maintenance spares totaling $65.2 million were assigned to asset groups within Ciena's Software and Services segment.

Segment Revenue

The table below (in thousands) sets forth Ciena’s segment revenue for the respective periods:

	Quarter Ended January 31,
	2014	2015
Revenue:
Converged Packet Optical	$333,401	$336,560
Packet Networking	51,709	54,983
Optical Transport	40,097	22,339
Software and Services	108,496	115,280
Consolidated revenue	$533,703	$529,162

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
The table below (in thousands) sets forth Ciena’s segment profit and the reconciliation to consolidated net loss during the respective periods indicated:

	Quarter Ended January 31,
	2014	2015
Segment profit:
Converged Packet Optical	$78,698	$82,657
Packet Networking	385	6,531
Optical Transport	15,650	5,886
Software and Services	29,621	34,460
Total segment profit	124,354	129,534
Less: Non-performance operating expenses
Selling and marketing	78,348	76,712
General and administrative	30,097	29,553
Amortization of intangible assets	12,439	11,019
Restructuring costs	115	8,085
Add: Other non-performance financial items
Interest expense and other income (loss), net	(17,026)	(21,894)
Less: Provision for income taxes	2,265	1,050
Consolidated net loss	$(15,936)	$(18,779)

Entity Wide Reporting
Ciena's operating segments each engage in business across four geographic regions: North America; Europe, Middle East and Africa (“EMEA”); Asia Pacific (“APAC”); and Caribbean and Latin America ("CALA"). North America includes only activities in the United States and Canada. The following table reflects Ciena’s geographic distribution of revenue principally based on the relevant location for Ciena's delivery of products and performance of services. For the periods below, Ciena’s geographic distribution of revenue was as follows (in thousands):

	Quarter Ended January 31,
	2014	2015
North America	355,848	331,535
EMEA	88,720	111,006
CALA	52,680	42,742
APAC	36,455	43,879
Total	$533,703	$529,162

North America includes $317.4 million and $297.7 million of United States revenue for fiscal quarters ended January 31, 2014 and 2015, respectively. No other country accounted for at least 10% of total revenue for the periods presented above.
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

	October 31, 2014	January 31, 2015
United States	$73,420	$71,971
Canada	42,015	36,432
Other International	11,197	11,000
Total	$126,632	$119,403

AT&T accounted for greater than 10% of Ciena's revenue for both fiscal quarters ended January 31, 2014 and 2015 and the total revenue was $100.5 million and $116.6 million, respectively. AT&T purchased products and services from each of Ciena's operating segments.

(20)	COMMITMENTS AND CONTINGENCIES
Ontario Grant

Ciena was awarded a conditional grant from the Province of Ontario in June 2011. Under this strategic jobs investment fund grant, Ciena can receive up to an aggregate of CAD$25.0 million in funding for eligible costs relating to certain next-generation, coherent optical transport development initiatives over the period from November 1, 2010 to October 31, 2015. Amounts received under the grant are subject to recoupment in the event that Ciena fails to achieve certain minimum investment, employment and project milestones. As of January 31, 2015, Ciena has recorded a CAD$24.6 million benefit to date, as a reduction in research and development expenses. As of January 31, 2015, the amount receivable from this grant was CAD$4.6 million.

Foreign Tax Contingencies

As of October 31, 2014 and January 31, 2015, Ciena had accrued liabilities of $1.1 million related to a preliminary assessment notice from the India tax authorities asserting deficiencies in payments for the tax year 2009 and 2010 related to income taxes. This contingency has been reported as a component of other long-term liabilities. Although Ciena estimates that it could be exposed to possible losses of up to $5.5 million, it has not accrued a liability of such amount as of January 31, 2015. Ciena has not accrued the additional income tax liability because it does not believe that such a loss is more likely than not. Ciena continues to evaluate the likelihood of a probable and reasonably possible loss, if any, related to these assessments. As a result, future increases or decreases to accrued liabilities may be necessary and will be recorded in the period when such amounts are estimable and more likely than not to occur.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Some of the statements contained in this quarterly report discuss future events or expectations, contain projections of results of operations or financial condition, changes in the markets for our products and services, or state other “forward-looking” information. Ciena’s “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” "intends," “potential” or “continue” or the negative of those words and other comparable words. You should be aware that these statements only reflect our current predictions and beliefs. These statements are subject to known and unknown risks, uncertainties and other factors, and actual events or results may differ materially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed throughout this report, particularly in Item 1A “Risk Factors” of Part II of this report below. For a more complete understanding of the risks associated with an investment in Ciena’s securities, you should review these risk factors and the rest of this quarterly report in combination with the more detailed description of our business and management’s discussion and analysis of financial condition in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission ("SEC") on December 19, 2014. Ciena undertakes no obligation to revise or update any forward-looking statements.

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

The rapid proliferation of communications services and devices, together with increased mobility and growth in cloud-based services, have fundamentally affected the demands placed upon communications networks and how they are designed. Network operators also face a rapidly changing business environment that includes a shifting competitive landscape and challenges to existing business models. Our OPn Architecture, and the increased network scalability, flexibility and programmability that it enables, is designed to meet these challenges. Our OPn network approach allows for network-level software applications to control and configure the network dynamically, while flexible interfaces integrate computing, storage and network resources. This approach enables highly configurable infrastructures that can meet the "on-demand" requirements of end-users and the changing services they rely upon. By enhancing software programmability and control, enabling network functions virtually, and reducing required network elements, our OPn approach optimizes network infrastructures to connect content data centers, and users to such content. At the same time, our approach creates business and operational value for our customers by increasing scale at reduced cost and facilitating rapid introduction of new, revenue-generating service offerings. Our OPn Architecture, which underpins our solutions offering and guides our research and development strategy, is described more fully in the "Strategy" section below.

Our quarterly reports on Form 10-Q, annual reports on Form 10-K, and current reports on Form 8-K filed with the SEC are available through the SEC's website at www.sec.gov or free of charge on our website as soon as reasonably practicable after we file these documents. We routinely post the reports above, recent news and announcements, financial results and other information about Ciena that is important to investors in the "Investors" section of our website at www.ciena.com. Investors are encouraged to review the “Investors” section of our website because, as with the other disclosure channels that we use, from time to time we may post material information on that site that is not otherwise disseminated by us. Information contained on our website is not a part of this report.

Market Opportunity

The markets in which we sell our communications networking solutions have been subject to significant changes in recent years, including rapid growth in network traffic, technology convergence, increased mobility, and evolving cloud-based service offerings and end-user demands. These conditions have created market opportunities and challenges that have impacted how networks are designed, the diversity of network operator customers, and the competitive landscapes of network operators and the vendors that support them. Existing and emerging network operators are competing to distinguish their service offerings and rapidly introduce differentiated, revenue-generating services. At the same time, network operators continue to seek to manage the costs of their network and to ensure a profitable business model. These dynamics are driving technology convergence of network features, functions and layers, virtualization of certain network functions, and the adoption of software-based network control and programmability. We believe that these dynamics, and the need to adapt to changing business conditions, are creating an environment that will cause network operators to adopt infrastructures that are more open, programmable and automated. We also believe that these conditions will require vendors and network operators to leverage an open ecosystem of virtualized resources provided by a variety of third parties and will drive increased openness and interoperability of network infrastructures.

In recent periods, we have seen certain of our large service provider customers, including some in the U.S., take steps to constrain their capital expenditure budgets. This has adversely impacted segments of our market and the spending levels we have experienced from certain of these customers as compared to prior periods. During fiscal 2014, we were able to continue to grow revenue, in part, as a result of our strategy of focusing on certain higher growth segments of the network infrastructure market, combined with our efforts to diversify our customer base to include additional customer segments, such as Web-scale providers, and to secure additional service provider customers in geographies including Brazil and India. Our broader corporate strategy to capitalize on market dynamics and drive profitable growth of our business includes the initiatives set forth in the "Strategy" section below.
Competitive Landscape

We continue to encounter a highly competitive and and fragmented marketplace. Our sales of Converged Packet Optical solutions face an intense competitive environment as we and our competitors introduce new, high-capacity, high-speed network solutions and seek adoption of these solutions and our network architectural approach, particularly in metro applications. Our sales of Packet Networking solutions, including our 8700 Packetwave Platform, also face a highly competitive marketplace for data center interconnection and connecting users-to-content, with additional competitors, including traditional IP router vendors. We expect the current competitive landscape to remain challenging and dynamic. As networking technologies become more software-driven, and network features and layers continue to converge, our competitive landscape continues to broaden beyond traditional competitors. As a result, we are competing with, and expect to compete increasingly with, additional vendors focused on IP routing, information technology and software.

Within these competitive dynamics, maintaining incumbency with key customers domestically and abroad, and securing new opportunities with network operators, often require that we agree to aggressive pricing, significant commercial concessions or other unfavorable commercial terms. These terms have previously and may in the future adversely affect our quarterly results of operations and contribute to fluctuations in our results. These terms can also elongate our revenue recognition or cash collection cycles, add start-up costs to initial sales or deployment of our solutions, require financial commitments or performance bonds, and include onerous contractual commitments that place a disproportionate allocation of risk upon us.

Strategy

Our corporate strategy to capitalize on the market dynamics above and drive the profitable growth of our business includes the following initiatives:
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

Research and Development Investment to Expand the Role and Application of Our Solutions. Our product development initiatives are focused on opportunities that enable Ciena to expand its role in customer networks and to address a more diverse set of network applications. We are investing in our OPn Architecture with current development efforts focused on expanding high-capacity service delivery capabilities in our Packet Networking and Converged Packet Optical products for metro networks, data center interconnectivity and wide area network applications. Our research and development efforts also seek to extend our existing technologies, including our WaveLogic coherent optical processor for 200G and 400G optical transport, and to introduce Terabit per second and greater transmission speeds. In the packet area, we are increasing the scale, density and capability of our packet offerings, and reducing power and space requirements, for applications in metro networks, user aggregation and data center connectivity. In the software area, we are focusing on Agility Matrix, our network function virtualization (NFV) solution, in order to provide virtual network functions in managed service applications. We are also focused on increasing programmability and software control of networks. These efforts include our joint initiative with Ericsson to develop an expanded software-defined networking (SDN) multilayer WAN controller that spans network layers, as well as Ciena's direct efforts to develop software-based networking control platforms and network-level software applications.

Go-to-Market Model to Expand Our Role and Reach. Our go-to-market model is focused on driving sales growth from the diversification of our business and further penetrating additional customer verticals and international markets. We are focused on further penetrating Internet content providers, data center operators and other emerging network operators that form the "Web-scale" marketplace, who are changing the ways in which information and services are accessed and provided. To expand the geographic reach of our direct sales resources, we have pursued strategic channel opportunities that enable sales through third parties, including service providers, systems integrators and value-added resellers. Through the packet-optical resale element of our strategic relationship with Ericsson, we are seeking to expand our geographic reach, as well as the application of our products in customer networks. We also remain focused on expanding the application of our products by existing customers, including communications service provider customers and cable and multiservice operators. These sales efforts seek opportunities for our solutions in applications including metro aggregation, data center interconnectivity, managed services offerings, cloud-based services, business Ethernet services and mobile backhaul.

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

Financial Results

Revenue for the first quarter of fiscal 2015 was $529.2 million, representing a sequential decrease of 10.5% from $591.0 million in the fourth quarter of fiscal 2014, reflecting, in part, typical seasonality in our business. We typically experience reductions in order volume toward the end of the calendar year, as the procurement cycles of some of our customers slow and network deployment activity at service providers is curtailed. This seasonality in our order flows can result in weaker revenue results in the first quarter of our fiscal year. Also, during the first quarter of fiscal 2015, the U.S. dollar strengthened against a number of foreign currencies, including the Canadian Dollar and Euro, in which we have our most significant foreign currency revenue exposure. Consequently our revenue reported in U.S. dollars was adversely impacted by approximately $7.6 million or 1.4% as compared to the fourth quarter of fiscal 2014. Revenue-related details reflecting sequential changes from the fourth quarter of fiscal 2014 include:

•
Product revenue for the first quarter of fiscal 2015 decreased by $53.9 million, reflecting decreases of $46.7 million in Converged Packet Optical, $4.2 million in Optical Transport, $1.6 million in software and $1.4 million in Packet Networking.

•	Service revenue for the first quarter of fiscal 2015 decreased by $7.9 million.

•
North America revenue for the first quarter of fiscal 2015 was $331.5 million, a decrease from $340.5 million in the fourth quarter of fiscal 2014. This primarily reflects decreases of $5.4 million in Optical Transport, $2.7 million in Software and Services and $1.7 million in Converged Packet Optical.

•
Europe, Middle East and Africa ("EMEA") revenue for the first quarter of fiscal 2015 was $111.0 million, a decrease from $133.7 million in the fourth quarter of fiscal 2014. This primarily reflects decreases of $15.2 million in

Converged Packet Optical, $4.3 million in Software and Services, $2.2 million in Packet Networking and $1.0 million in Optical Transport.

•
Caribbean and Latin America ("CALA") revenue for the first quarter of fiscal 2015 was $42.8 million, a decrease from $51.8 million in the fourth quarter of fiscal 2014. This primarily reflects a decrease of $12.0 million in Converged Packet Optical, partially offset by a $3.0 million increase in Optical Transport.

•
Asia Pacific ("APAC") revenue for the first quarter of fiscal 2015 was $43.9 million, a decrease from $65.0 million in the fourth quarter of fiscal 2014. This primarily reflects decreases of $17.8 million in Converged Packet Optical and $2.5 million in Software and Services.

•	For the first quarter of fiscal 2015, AT&T accounted for 22.0% of total revenue. This compares to 12.2% of total revenue in the fourth quarter of fiscal 2014.

Gross margin for the first quarter of fiscal 2015 was 43.5%, an increase from 37.4% in the fourth quarter of fiscal 2014. Gross margin for these periods was adversely impacted by a commercial arrangement with AT&T entered into in the fourth quarter of fiscal 2014 relating to our participation in AT&T's Domain 2.0 supplier program. The Domain 2.0 initiative is the next generation of AT&T's Supplier Domain Program, intended to enable AT&T to transition more quickly to next-generation, cloud-based architectures that embrace NFV and SDN, and accelerate their time to market with new products and services. Our commercial arrangement relating to this opportunity included, in addition to typical customer price erosion, certain commercial concessions that had a disproportionate impact on our gross margin during the fourth quarter of fiscal 2014. These concessions adversely affected our gross margin by approximately 4.0% during the fourth quarter of fiscal 2014, and by less than 1.0% during the first quarter of fiscal 2015. We do not expect these concessions to have an adverse impact on our quarterly gross margin or revenue during the remainder of fiscal 2015, and believe that price erosion associated with this arrangement can be largely offset by normally recurring product cost reductions.

Operating expense was $226.1 million for the first quarter of fiscal 2015, an increase from $222.7 million in the fourth quarter of fiscal 2014. First quarter fiscal 2015 operating expense primarily reflects increases of $7.9 million in restructuring expense, $2.3 million in research and development expenses and $1.0 million in general and administrative expense, partially offset by a decrease of $7.7 million in selling and marketing expense. Restructuring expense for the first quarter of fiscal 2015 includes severance and employee-related costs associated with a global workforce reduction of approximately 125 employees to address organizational realignment and the reallocation of resources toward strategic growth areas of the business.

Income from operations for the first quarter of fiscal 2015 was $4.2 million, compared to loss from operations of $1.8 million during the fourth quarter of fiscal 2014. Due primarily to the fluctuation in foreign currency exchange rates, net of hedging, we incurred losses in interest and other income, net of $8.2 million and $11.0 million during the first quarter of fiscal 2015 and the fourth quarter of fiscal 2014, respectively. Our net loss for the first quarter of fiscal 2015 was $18.8 million, or $0.17 per diluted common share. This compares to a net loss of $30.7 million or $0.29 per diluted common share, for the fourth quarter of fiscal 2014.

We generated cash from operations of $22.1 million during the first quarter of fiscal 2015, consisting of $16.4 million in cash provided by net losses adjusted for non-cash charges and $5.7 million provided by cash related to reductions in working capital. This compares with $73.8 million of cash generated from operations during the fourth quarter of fiscal 2014, consisting of $23.5 million in cash provided by net losses adjusted for non-cash charges and $50.3 million provided by cash related to reductions in working capital.

As of January 31, 2015, we had $598.7 million in cash and cash equivalents, $145.2 million of short-term investments in U.S. treasury securities and commercial paper, and $55.2 million of long-term investments in U.S. treasury securities. This compares to $330.1 million in cash and cash equivalents, $95.0 million of short-term investments in U.S. treasury securities and commercial paper and $15.0 million of long-term investments in U.S. treasury securities, at January 31, 2014, and $586.7 million in cash and cash equivalents, $140.2 million of short-term investments in U.S. treasury securities and commercial paper, and $50.1 million of long-term investments in U.S. treasury securities at October 31, 2014.
As of January 31, 2015, we had 5,070 employees, a decrease from 5,161 at October 31, 2014 and an increase from 4,865 at January 31, 2014. The decrease in headcount during the first quarter of fiscal 2015 related principally to restructuring activities during the quarter.

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

Quarter ended January 31, 2014 compared to the quarter ended January 31, 2015
Revenue
During the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014, the U.S. dollar strengthened against a number of foreign currencies, including the Canadian Dollar and Euro, in which we have our most significant foreign currency revenue exposure. Consequently, our total revenue reported in U.S. dollars was adversely impacted by approximately $12.7 million or 2.4%. The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Quarter Ended January 31,				Increase
	2014	%*	2015	%*	(decrease)	%**
Revenue:
Converged Packet Optical	$333,401	62.5	$336,560	63.6	$3,159	0.9
Packet Networking	51,709	9.7	54,983	10.4	3,274	6.3
Optical Transport	40,097	7.5	22,339	4.2	(17,758)	(44.3)
Software and Services	108,496	20.3	115,280	21.8	6,784	6.3
Consolidated revenue	$533,703	100.0	$529,162	100.0	$(4,541)	(0.9)
_____________________________
*    Denotes % of total revenue
**    Denotes % change from 2014 to 2015

•
Converged Packet Optical revenue increased, reflecting increases of $14.2 million in sales of our 6500 Packet-Optical Platform, largely driven by service provider demand for high-capacity, optical transport for coherent 40G and 100G network infrastructure, and increases of $2.5 million in sales of the OTN configuration for the 5410 Reconfigurable Switching System. These increases were partially offset by a decrease of $11.6 million in sales of our CoreDirector® Multiservice Optical Switches and a decrease of $1.9 million of sales of our 5430 Reconfigurable Switching System. The strong performance of this segment, particularly as compared to the steady declines we have experienced in Optical Transport segment revenue, reflects the preference of network operators to adopt next-generation architectures that enable the convergence of high-capacity, coherent optical transport with integrated OTN switching and control plane functionality.

•
Packet Networking revenue increased, reflecting a $4.8 million increase in sales of our 3000 and 5000 families of service delivery and aggregation switches. This increase was largely driven by the expansion of Ethernet business services by AT&T, our largest service provider customer. Segment revenue also benefited from $1.9 million in sales of our 8700 Packetwave Platform, which became available for sale in the fourth quarter of fiscal 2014. These increases were partially offset by decreases of $2.2 million in sales of our 5410 Service Aggregation Switch and $1.3 million in sales of our older, stand-alone broadband products.

•
Optical Transport revenue decreased, reflecting a $9.2 million decrease of our 5100/5200 Advanced Services Platform, a $4.6 million decrease in sales of our 4200 Advanced Services Platform and a $3.9 million decrease in sales of other stand-alone transport products. Revenue for our Optical Transport segment, which currently consists principally of stand-alone WDM and SONET/SDH-based transport platforms, has experienced meaningful declines in revenue in recent years. We expect this trend to continue, reflecting network operators' transition toward next-generation converged network architectures as described above.

•	Software and Services revenue increased, reflecting increases of $5.7 million in maintenance and support services revenue and $0.9 million in consulting revenue.

Our operating segments each engage in business and operations across four geographic regions: North America, EMEA, CALA and APAC. Results for North America include only activities in the United States and Canada. The following table reflects our geographic distribution of revenue principally based on the relevant location for our delivery of products and performance of services. Our revenue, particularly when considered by geographic distribution, can fluctuate significantly from quarter to quarter. Among other things, the timing of revenue recognition for large network projects, particularly outside of North America, can result in large variations in geographic revenue results in any particular quarter. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Quarter Ended January 31,				Increase
	2014	%*	2015	%*	(decrease)	%**
North America	$355,848	66.7	$331,535	62.6	$(24,313)	(6.8)
EMEA	88,720	16.6	111,006	21.0	$22,286	25.1
CALA	52,680	9.9	42,742	8.1	$(9,938)	(18.9)
APAC	36,455	6.8	43,879	8.3	$7,424	20.4
Total	$533,703	100.0	$529,162	100.0	$(4,541)	(0.9)
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2014 to 2015

•
North America revenue reflects a decrease of $19.5 million in Converged Packet Optical sales and $13.6 million in Optical Transport sales. These decreases were partially offset by increases of $4.8 million in Packet Networking sales and $4.0 million in Software and Services sales. Converged Packet Optical sales reflects decreases of $10.5 million of sales of our CoreDirector® Multiservice Optical Switches, and $8.9 million of sales of our 6500 Packet-Optical Platform due to decreased sales to certain large communication service provider customers, partially offset by increased sales to AT&T and certain Web-scale providers.

•
EMEA revenue reflects an increase of $26.8 million in Converged Packet Optical sales. This increase was partially offset by decreases of $2.6 million in Optical Transport sales and $1.1 million in Software and Services sales. Converged Packet Optical sales reflects increases of $23.3 million of sales of our 6500 Packet-Optical Platform due to increased sales to communication service providers, including submarine network operators, cable and multiservice operator customers, Web-scale providers and sales through our strategic relationship with Ericsson. Converged Packet

Optical sales also reflect increases of $4.4 million of sales of our 5430 Reconfigurable Switching System due to increased sales to communication service providers, including submarine network operators.

•
CALA revenue reflects a decrease of $14.0 million in Converged Packet Optical sales. This decrease was partially offset by an increase of $4.2 million in Software and Services sales. Converged Packet Optical sales reflects decreases of $14.1 million of sales of our 5430 Reconfigurable Switching System, and $2.1 million of sales of our 6500 Packet-Optical Platform, partially offset by $2.0 million of sales of our OTN configuration for the 5410 Reconfigurable Switching System.

•
APAC revenue reflects an increase of $9.8 million in Converged Packet Optical sales, partially offset by decreases of $1.6 million in Optical Transport sales. Converged Packet Optical sales reflects increases of $7.0 million of sales of our 5430 Reconfigurable Switching System, $1.7 million of sales of our 6500 Packet-Optical Platform, and $1.0 million of sales of our OTN configuration for the 5410 Reconfigurable Switching System.

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
The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Quarter Ended January 31,				Increase
	2014	%*	2015	%*	(decrease)	%**
Total revenue	$533,703	100.0	$529,162	100.0	$(4,541)	(0.9)
Total cost of goods sold	307,852	57.7	298,867	56.5	(8,985)	(2.9)
Gross profit	$225,851	42.3	$230,295	43.5	$4,444	2.0
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2014 to 2015

	Quarter Ended January 31,				Increase
	2014	%*	2015	%*	(decrease)	%**
Product revenue	$432,941	100.0	$422,315	100.0	$(10,626)	(2.5)
Product cost of goods sold	245,216	56.6	236,548	56.0	(8,668)	(3.5)
Product gross profit	$187,725	43.4	$185,767	44.0	$(1,958)	(1.0)
_____________________________________
*    Denotes % of product revenue
**    Denotes % change from 2014 to 2015

	Quarter Ended January 31,				Increase
	2014	%*	2015	%*	(decrease)	%**
Service revenue	$100,762	100.0	$106,847	100.0	$6,085	6.0
Service cost of goods sold	62,636	62.2	62,319	58.3	(317)	(0.5)
Service gross profit	$38,126	37.8	$44,528	41.7	$6,402	16.8
_____________________________________
*    Denotes % of services revenue
**    Denotes % change from 2014 to 2015

•	Gross profit as a percentage of revenue increased as a result of the factors described below.

•
Gross profit on products as a percentage of product revenue increased, primarily due to product cost reductions and lower warranty expense. These improvements were partially offset by unfavorable impacts from product pricing, which were driven by typical market based price erosion, and commercial concessions related to the AT&T's Supplier Domain Program as described in "Overview" above.

•	Gross profit on services as a percentage of services revenue increased, primarily due to higher margin due to lower repair and spares costs to support maintenance contracts.
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

Amortization of intangible assets primarily reflects the amortization of purchased technology and customer relationships from our past acquisitions.

Restructuring costs primarily reflect actions Ciena has taken to better align its workforce, facilities and operating costs with perceived market opportunities, business strategies and changes in market and business conditions.

The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Quarter Ended January 31,				Increase
	2014	%*	2015	%*	(decrease)	%**
Research and development	$101,497	19.0	$100,761	19.0	$(736)	(0.7)
Selling and marketing	78,348	14.7	76,712	14.5	(1,636)	(2.1)
General and administrative	30,097	5.6	29,553	5.6	(544)	(1.8)
Amortization of intangible assets	12,439	2.3	11,019	2.1	(1,420)	(11.4)
Restructuring costs	115	—	8,085	1.5	7,970	n/a
Total operating expenses	$222,496	41.6	$226,130	42.7	$3,634	1.6
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2014 to 2015

•
Research and development expense benefited from $4.5 million as a result of foreign exchange rates, primarily due to strengthening of the U.S. dollar in relation to the Canadian Dollar. Including the benefit from foreign exchange rates, research and development expenses decreased by $0.7 million, primarily reflecting decreases of $3.0 million in professional services and $2.6 million in prototype expense. These decreases were offset by increases of $1.7 million in facilities and information technology costs and $1.4 million in employee compensation and related costs.

•
Selling and marketing expense benefited from $2.6 million as a result of foreign exchange rates, primarily due to strengthening of the U.S. dollar in relation to the Euro. Including the benefit from foreign exchange rates, selling and marketing expense decreased by $1.6 million, primarily reflecting decreases of $1.4 million in professional services and $1.0 million for travel and related costs.

•	General and administrative expense decreased, primarily due to a decrease in legal fees and other consulting services.

•	Amortization of intangible assets decreased due to certain intangible assets having reached the end of their economic lives.

•
Restructuring costs increased reflecting a global workforce reduction of approximately 125 employees in the first quarter of fiscal 2015 as part of our business optimization strategy to improve our gross margin, constrain operating expense and redesign certain business processes, systems, and resources.

Other items
The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Quarter Ended January 31,				Increase
	2014	%*	2015	%*	(decrease)	%**
Interest and other income (loss), net	$(5,998)	(1.1)	$(8,233)	(1.6)	$(2,235)	37.3
Interest expense	$11,028	2.1	$13,661	2.6	$2,633	23.9
Provision for income taxes	$2,265	0.4	$1,050	0.2	$(1,215)	(53.6)
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2014 to 2015

•
Interest and other income (loss), net decreased by $2.2 million reflecting a $3.4 million loss in foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity, partially offset by a $1.1 million non-cash gain related to the change in fair value of the embedded redemption feature associated with our 4.0% convertible senior notes due March 15, 2015 (the "2015 Notes").

•
Interest expense increased primarily due to the Term Loan that was entered into in fiscal 2014. For additional information about our Term Loan, see Note 15 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

•	Provision for income taxes decreased primarily due to foreign tax expense, which is largely a result of lower income from our Brazilian operations.

Segment Profit

The table below (in thousands, except percentage data) sets forth the changes in our segment profit for the respective periods:

	Quarter Ended January 31,
	2014	2015	Increase (decrease)	%*
Segment profit:
Converged Packet Optical	$78,698	$82,657	$3,959	5.0
Packet Networking	$385	$6,531	$6,146	1,596.4
Optical Transport	$15,650	$5,886	$(9,764)	(62.4)
Software and Services	$29,621	$34,460	$4,839	16.3
_____________________________________
*    Denotes % change from 2014 to 2015

•
Converged Packet Optical segment profit increased, primarily due to increased sales volume and improved gross margin, partially offset by increased research and development expense. Increased sales volume is largely driven by service provider demand for convergence of high-capacity, coherent 40G and 100G network infrastructures with integrated OTN switching and control plane functionality. Improved gross margin is primarily due to product cost reductions and lower warranty expense. These improvements were partially offset by unfavorable impacts from product pricing, which were driven by typical market based price erosion, and commercial concessions related to the AT&T's Supplier Domain Program as described in "Overview" above.

•
Packet Networking segment profit increased due to increased sales volume and lower research and development costs, partially offset by lower gross margin. Packet Networking revenue benefited from the expansion of Ethernet business services by the expansion of Ethernet business services by AT&T, our largest service provider customer. Gross margin decreased due to unfavorable impacts from product pricing, which were driven by typical market based price erosion, and commercial concessions related to the AT&T's Supplier Domain Program as described in "Overview" above, partially offset by product cost reductions.

•
Optical Transport segment profit decreased, primarily due to reduced sales volume and decreased gross margin. Revenue for our Optical Transport segment, which currently consists principally of stand-alone WDM and SONET/SDH-based transport platforms, has experienced meaningful declines in annual revenue in recent years, reflecting network operators' transition toward next-generation network architectures as described above. Gross margin decreased due to unfavorable impacts from product pricing, which were driven by typical market based price erosion and a higher provision for excess and obsolete inventory.

•
Software and Services segment profit increased primarily due to higher sales for maintenance, support and consulting services, and increased margin due to lower repair and spares costs to support maintenance contracts. These increases were partially offset by higher software research and development expenses.

Liquidity and Capital Resources
At January 31, 2015, our principal sources of liquidity were cash and cash equivalents, investments in marketable debt securities, representing U.S. treasuries and commercial paper, and our ABL Credit Facility. The following table sets forth changes in our cash and cash equivalents and investments in marketable debt securities (in thousands):

	October 31, 2014	January 31, 2015	Increase (decrease)
Cash and cash equivalents	$586,720	$598,723	$12,003
Short-term investments in marketable debt securities	140,205	145,154	4,949
Long-term investments in marketable debt securities	50,057	55,153	5,096
Total cash and cash equivalents and investments in marketable debt securities	$776,982	$799,030	$22,048

The change in total cash and cash equivalents and investments in marketable debt securities during the first three months of fiscal 2015 was primarily related to the following:

•	$22.1 million cash generated from operations, consisting of $16.4 million provided by net loss (adjusted for non-cash charges) and $5.7 million provided by working capital;

•	$11.2 million used for purchases of equipment, furniture, and fixtures and intellectual property;

•	$9.3 million provided by settlement of foreign currency forward contracts, net;

•	$3.0 million used to pay capital lease obligations;

•	$8.3 million provided by stock issuances under our employee stock purchase plan and exercise of stock options; and

•	$2.8 million used by the effect of exchange rate changes on cash and cash equivalents.
Ciena and certain of its subsidiaries are parties to a senior secured asset-based revolving credit facility (the “ABL Credit Facility”) providing for a total commitment of $200 million with a maturity date of December 31, 2016. Ciena principally uses the ABL Credit Facility to support the issuance of letters of credit that arise in the ordinary course of its business and thereby to reduce its use of cash required to collateralize these instruments. As of January 31, 2015, letters of credit totaling $60.5 million were collateralized by our ABL Credit Facility. There were no borrowings outstanding under the ABL Credit Facility as of January 31, 2015.
We regularly evaluate our liquidity position, debt obligations, and anticipated cash needs to fund our operating plans and may consider capital raising and other market opportunities that may be available to us. Based on past performance and current expectations, we believe that our cash, cash equivalents, investments and other sources of liquidity, including our ABL Credit Facility, will satisfy the working capital needs, capital expenditures, the repayment of our outstanding 4.0% convertible senior notes due March 15, 2015, and other liquidity requirements associated with our operations through at least the next 12 months.
The following sections set forth the components of our $22.1 million of cash generated from operating activities during the first three months of fiscal 2015:
Net loss (adjusted for non-cash charges)
The following table sets forth (in thousands) our net loss (adjusted for non-cash charges) during the period:

Three months ended
January 31, 2015
Net loss	$(18,779)
Adjustments for non-cash charges:
Depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements	13,772
Share-based compensation costs	10,807
Amortization of intangible assets	13,219
Provision for inventory excess and obsolescence	5,787
Provision for warranty	2,293
Other	(10,689)
Net loss (adjusted for non-cash charges)	$16,410

Working Capital

Accounts Receivable, Net

Cash generated from decreases in accounts receivable during the first three months of fiscal 2015, net of a $0.1 million provision for doubtful accounts, was $5.4 million. Our days sales outstanding (DSOs) decreased from 88 days for the first three months of fiscal 2014 to 87 days for the first three months of fiscal 2015.

The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts, from the end of fiscal 2014 through the end of the first quarter of fiscal 2015:

	October 31, 2014	January 31, 2015	Increase (decrease)
Accounts receivable, net	$518,981	$513,554	$(5,427)

Inventory

Cash generated from decreases in inventory during the first three months of fiscal 2015 was $7.8 million. Our inventory turns increased from 3.5 turns during the first three months of fiscal 2014 to 3.9 turns during the first three months of fiscal 2015. Our inventory balance, as reported on our Condensed Consolidated Balance Sheet, decreased by $13.5 million during the first three months of fiscal 2015. This change reflects $7.8 million of cash provided by inventory and a $5.8 million non-cash provision for excess and obsolescence. The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2014 through the end of the first quarter of fiscal 2015:

	October 31, 2014	January 31, 2015	Increase (decrease)
Raw materials	$64,853	$53,920	$(10,933)
Work-in-process	8,371	9,347	976
Finished goods	165,799	159,587	(6,212)
Deferred cost of goods sold	75,763	70,244	(5,519)
Gross inventory	314,786	293,098	(21,688)
Provision for inventory excess and obsolescence	(60,126)	(51,980)	8,146
Inventory	$254,660	$241,118	$(13,542)

Prepaid expense and other

Cash used in prepaid expense and other during the first three months of fiscal 2015 was $4.5 million primarily related to higher maintenance spares and higher product demonstration equipment, partially offset by lower prepaid value added tax expense and lower deferred deployment expense.

Accounts payable, accruals and other obligations

Utilization of cash resources for accounts payable, accruals and other obligations during the first three months of fiscal 2015 was $9.8 million. This amount reflects a $5.1 million decrease in our accounts payable, accruals and other obligations plus additional liabilities recorded for the following items: $4.5 million related to our foreign currency forward contracts, $2.6 million related to our forward starting interest rate swap and $2.3 million relating to warranties. These items were offset by decreases of $3.0 million for financing activities relating to unpaid capital leases and $1.7 million for investing activities related to equipment purchases.

The following table sets forth (in thousands) changes in our accounts payable, accruals and other obligations from the end of fiscal 2014 through the end of the first quarter of fiscal 2015:

	October 31, 2014	January 31, 2015	Increase (decrease)
Accounts payable	$209,777	$192,109	$(17,668)
Accrued liabilities	276,608	289,984	13,376
Other long-term obligations	45,390	44,596	(794)
Accounts payable, accruals and other obligations	$531,775	$526,689	$(5,086)

Interest Paid on Convertible Notes, ABL Credit Facility and Term Loan

Interest on our outstanding 4.0% convertible senior notes, due March 15, 2015, is payable on March 15 and September 15 of each year.

Interest on our outstanding 0.875% convertible senior notes, due June 15, 2017, is payable on June 15 and December 15 of each year. We paid $2.2 million in interest on these convertible notes during the first three months of fiscal 2015.

Interest on our outstanding 3.75% convertible senior notes, due October 15, 2018, is payable on April 15 and October 15 of each year.

Interest on our outstanding 4.0% convertible senior notes, due December 15, 2020, is payable on June 15 and December 15 of each year. We paid $3.8 million in interest on these convertible notes during the first three months of fiscal 2015.

Interest on our outstanding Term Loan, due July 15, 2019, is payable periodically based on the underlying market index rate selected for borrowing. We paid $2.4 million in interest on this term loan during the first quarter of fiscal 2015.

During the first three months of fiscal 2015, we utilized the ABL Credit Facility to collateralize certain standby letters of credit. We paid $0.4 million in commitment fees, interest expense and other administrative charges relating to our ABL Credit Facility during the first three months of fiscal 2015.

For additional information about our convertible notes and Term Loan, see Note 15 to our Condensed Consolidated Financial Statements included in in Item 1 of Part I of this report.

Deferred revenue

Deferred revenue increased by $6.9 million during the first three months of fiscal 2015. Product deferred revenue represents either payments received in advance of shipment or payments received after shipment but before revenue recognition. Services deferred revenue is related to payment for service contracts for which revenue will be recognized over the contract term. The following table reflects (in thousands) the balance of deferred revenue and the change in this balance from the end of fiscal 2014 through the first three months of fiscal 2015:

	October 31, 2014	January 31, 2015	Increase (decrease)
Products	$50,457	$58,041	$7,584
Services	95,161	94,497	(664)
Total deferred revenue	$145,618	$152,538	$6,920

Contractual Obligations

The following is a summary of our future minimum payments under contractual obligations as of January 31, 2015 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Principal due at maturity on convertible notes (1)	$1,254,627	$187,500	$500,000	$350,000	$217,127
Principal due on Term Loan	248,750	2,500	5,000	241,250	—
Interest due on convertible notes	112,188	28,750	47,813	28,125	7,500
Interest due on Term Loan (2)	41,655	9,426	18,592	13,637	—
Operating leases (3)	191,893	32,766	56,983	25,594	76,550
Purchase obligations (4)	173,474	173,474	—	—	—
Capital leases	9,744	6,577	3,167	—	—
Other obligations	4,813	3,460	1,353	—	—
Total (5)	$2,037,144	$444,453	$632,908	$658,606	$301,177
_____________________________________

(1)	Includes the accretion of the principal amount on the 2020 Notes payable at maturity at a rate of 1.85% per year compounded semi-annually, commencing December 27, 2012.

(2)	Interest on the Term Loan is variable and was calculated using the rate in effect on the balance sheet date.

(3)	Does not include variable insurance, taxes, maintenance and other costs required by the applicable operating lease. These costs are not expected to have a material future impact.

(4)
Purchase obligations relate to purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of the amount reported above relates to firm, non-cancelable and unconditional obligations.

(5)
As of January 31, 2015, we also had approximately $14.1 million of other long-term obligations in our Condensed Consolidated Balance Sheet for unrecognized tax positions that are not included in this table because the timing of any cash settlement with the respective tax authority cannot be reasonably estimated.

Some of our commercial commitments, including some of the future minimum payments in operating leases set forth above and certain commitments to customers, are secured by standby letters of credit collateralized under our ABL Credit Facility or restricted cash. Restricted cash balances are included in other current assets or other long-term assets depending upon the duration of the underlying letter of credit obligation. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of January 31, 2015 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Standby letters of credit	$60,468	$36,775	$7,063	$5,280	$11,350

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

We apply the percentage-of-completion method to long-term arrangements where we are required to undertake significant production, customization or modification engineering, and reasonable and reliable estimates of revenue and cost are available. Utilizing the percentage-of-completion method, we recognize revenue based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred. In instances that do not meet the percentage-of-completion method criteria, recognition of revenue is deferred until there are no uncertainties regarding customer acceptance. Unbilled percentage- of-completion revenues recognized are included in accounts receivable, net. Billings in excess of revenues recognized on these contracts are recorded within deferred revenue. The percentage of revenue recognized using the percentage-of-completion method for the first three months ended January 31, 2014 and January 31, 2015 were 5.1% and 1.0%, respectively.

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

Our total deferred revenue for products was $50.5 million and $58.0 million as of October 31, 2014 and January 31, 2015, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $95.2 million and $94.5 million as of October 31, 2014 and January 31, 2015, respectively.

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

Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. We estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measurement of estimated fair value of our share-based compensation. See Note 18 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of January 31, 2015, total unrecognized compensation expense was $82.9 million, which relates to unvested restricted stock units and this expense is expected to be recognized over a weighted-average period of 1.6 years.

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
For fiscal 2015, the Compensation Committee has approved an annual cash incentive arrangement generally applicable to full-time employees excluding commissioned salespersons, with the aggregate amount of any awards payable dependent upon the achievement of certain financial and operational goals for fiscal 2015. Given that the awards are generally contingent upon achieving annual objectives, the payment of cash incentive awards is not expected to be made until after fiscal year-end results are finalized. As a result, the expense that we accrue for incentive compensation in any interim period in fiscal 2015 is based upon estimates of expected financial results for the year and expected performance against relevant operating objectives. Because assessing actual performance against many of these objectives cannot generally occur until at or near fiscal year-end, determining the amount of expense that we incur in our interim financial statements for incentive compensation involves the judgment of management. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are higher or lower than expected. We incurred an aggregate of $14.0 million of expense in the first three months of fiscal 2015 associated with our cash incentive bonus plan for fiscal 2015.
Reserve for Inventory Obsolescence

We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. Upon recognition of the write down, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In an effort to limit our exposure to delivery delays and to satisfy customer needs we purchase inventory based on forecasted sales across our product lines. In addition, part of our research and development strategy is to promote the convergence of similar features and functionalities across our product lines. Each of these practices exposes us to the risk that our customers will not order products for which we have forecasted sales, or will purchase less than we have forecasted. Historically, we have experienced write downs due to changes in our strategic direction, discontinuance of a product and declines in market conditions. We recorded charges for excess and obsolete inventory of $5.4 million and $5.8 million in the first three months of fiscal 2014 and 2015, respectively. The charges in fiscal 2015 primarily related to the discontinuance of certain parts and components used in the manufacture of Converged Packet Optical products and decreases in forecasted demand for our legacy, stand-alone WDM and SONET/SDH-based transport platforms and our 5410 Service Aggregation Switch. Our inventory net of allowance for excess and obsolescence was $254.7 million and $241.1 million as of October 31, 2014 and January 31, 2015, respectively.

Allowance for Doubtful Accounts Receivable

Our allowance for doubtful accounts receivable is based on management's assessment, on a specific identification basis, of the collectibility of customer accounts. We perform ongoing credit evaluations of our customers and generally have not required collateral or other forms of security from customers. In determining the appropriate balance for our allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectibility. In doing so, we consider creditworthiness, payment history, account activity and communication with such customer. If a customer's financial condition changes, or if actual defaults are higher than our historical experience, we may be required to take a charge for an allowance for doubtful accounts receivable which could have an adverse impact on our results of operations. Our accounts receivable, net of allowance for doubtful accounts, was $519.0 million and $513.6 million as of October 31, 2014 and January 31, 2015, respectively. Our allowance for doubtful accounts was $2.1 million and $2.0 million as of October 31, 2014 and January 31, 2015, respectively.

Long-lived Assets

Our long-lived assets include: equipment, furniture and fixtures, finite-lived intangible assets and maintenance spares. As of October 31, 2014 and January 31, 2015, these assets totaled $309.4 million and $300.1 million, net, respectively. We test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets' carrying amount is not recoverable from its undiscounted cash flows. Our long-lived assets are assigned to asset groups which represent the lowest level for which we identify cash flows.We measure impairment loss as the amount by which the carrying amount of the asset or asset group exceeds its fair value.

Deferred Tax Valuation Allowance

As of January 31, 2015, we have recorded a valuation allowance offsetting substantially all our net deferred tax assets of $1.5 billion. When measuring the need for a valuation allowance, we assess both positive and negative evidence regarding the realizability of these deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as our operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, our cumulative loss during this three-year period represents sufficient negative evidence regarding the need for nearly a full valuation allowance. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income or as an adjustment to paid-in capital, based on tax ordering requirements.

Warranty

Our liability for product warranties, included in other accrued liabilities, was $56.0 million and $53.4 million as of October 31, 2014 and January 31, 2015, respectively. Our products are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties was $8.0 million and $2.3 million for the first three months of fiscal 2014 and 2015, respectively. See Note 12 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report. The provision for warranty claims may fluctuate on a quarterly basis depending upon the mix of products and customers in that period. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. An increase in warranty claims or the related costs associated with satisfying our warranty obligations could increase our cost of sales and negatively affect our gross margin.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.

Interest Rate Sensitivity. We currently hold investments in U.S. Government obligations and commercial paper with varying maturities. See Notes 5 and 6 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for information relating to investments and fair value. These investments are sensitive to interest rate movements, and their fair value will decline as interest rates rise and increase as interest rates decline. The estimated impact on these investments of a 100 basis point (1.0%) increase in interest rates across the yield curve from rates in effect as of the balance sheet date would be a $1.4 million decline in value.

Our earnings and cash flows from operations may be exposed to changes in interest rates because of the floating rate of interest in our Term Loan. See Note 15 to our Condensed Consolidated Financial Statements for information relating to the Term Loan. The Term Loan bears interest at LIBOR plus a spread of 300 basis points subject to a minimum LIBOR rate of 0.75%. As of January 31, 2015, the interest rate in effect on our Term Loan was 3.75%. During fiscal 2014, Ciena entered into interest rate cap arrangements to limit the interest rate under the Term Loan to a maximum LIBOR rate of 0.75% plus a spread of 300 basis points through July 2015. Also in fiscal 2014, Ciena entered into interest rate swap arrangements ("interest rate swap") that fix the total interest rate under the Term Loan at 5.004%, for the period commencing on July 20, 2015 through July 19, 2018. As such, a 100 basis point increase in the LIBOR rate as of our most recent LIBOR rate setting would have an immaterial impact in annualized interest expense on our Term Loan as recognized in our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Risk. As a global concern, our business and results of operations are exposed to and can be impacted by movements in foreign currency exchange rates. Due to our global sales presence, some of our sales transactions and revenue are non-U.S. dollar denominated, with the Canadian Dollar and Euro being our most significant foreign currency revenue exposures. If the U.S. dollar strengthens against these currencies, our revenue for these transactions reported in U.S. dollars would decline. For our U.S. dollar denominated sales, an increase in the value of the U.S. dollar would increase the real costs of our products to customers in markets outside the United States, which could impact our competitive position. During the first three months of fiscal 2015, approximately 22.9% of revenue was non-U.S. dollar denominated. During the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014, the U.S. dollar strengthened against a number of foreign currencies, including the Canadian Dollar and Euro and, consequently, our revenue reported in U.S. dollars was adversely impacted by approximately $12.7 million or 2.4%. As it relates to costs of goods sold, employee-related and facilities costs associated with certain manufacturing-related operations in Canada represent our primary exposure to foreign currency exchange risk,
With regard to operating expense, our primary exposure to foreign currency exchange risk relates to the Canadian Dollar, British Pound, Euro and Indian Rupee. During the first three months of fiscal 2015, approximately 52.3% of our operating expense was non-U.S. dollar denominated. If these or other currencies strengthen, costs reported in U.S. dollars will increase. During the first three months of fiscal 2015, research and development expense benefited from approximately $4.5 million, net of hedging, due to the strengthening of the U.S. dollar in relation to the Canadian Dollar in comparison to the first three months of fiscal 2014. Selling and marketing expense also benefited from $2.6 million due to foreign exchange rates, primarily due to the strengthening of the U.S. dollar in relation to the Euro and the Canadian dollar
From time to time, Ciena uses foreign currency forward contracts to reduce variability in certain forecasted non-U.S. dollar denominated cash flows. Generally, these derivatives have maturities of twelve months or less and are designated as cash flow hedges. At the inception of the cash flow hedge, and on an ongoing basis, Ciena assesses whether the forward contract has been effective in offsetting changes in cash flows attributable to the hedged risk during the hedging period. The effective portion of the derivative's net gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon the occurrence of the forecasted transaction, is subsequently reclassified to the line item in the Condensed Consolidated Statement of Operations to which the hedged transaction relates. Any net gain or loss associated with the ineffectiveness of the hedging instrument is reported in interest and other income (loss), net.
Ciena Corporation, as the U.S. parent entity, uses the U.S. dollar as its functional currency; however some of Ciena's foreign branch offices and subsidiaries use the local currency as their functional currency. During the first three months of fiscal 2015, Ciena recorded $3.7 million in foreign currency exchange losses, as a result of monetary assets and liabilities that were transacted in a currency other than the entity's functional currency, and the re-measurement adjustments were recorded in interest and other income (loss), net on the Condensed Consolidated Statement of Operations. From time to time, Ciena uses foreign currency forwards to hedge these balance sheet exposures. These forwards are not designated as hedges for accounting purposes and any net gain or loss associated with these derivatives is reported in interest and other income (loss), net. See Note 2, Note 4 and Note 13 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

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
Our revenue and results of operations can fluctuate significantly and unpredictably from quarter to quarter. Our budgeted expense levels are based on our visibility into customer spending plans and our projections of future revenue and gross margin. Customer spending levels are uncertain and subject to change and reductions in our expense levels to react to deviations from our projections can take significant time to implement. Because the percentage of revenue that we generate from customer orders placed during that quarter has increased in recent quarters, this may increase the likelihood of fluctuations in our results. Our revenue for a particular quarter is difficult to predict, and a shortfall in expected revenue could materially adversely affect our results of operations. Additional factors that contribute to fluctuations in our revenue and operating results include:

•	broader macroeconomic conditions, including weakness and volatility in global markets, that affect our customers;

•	changes in capital spending by large communications service providers;

•	order volume, cancellations and timing;

•	backlog levels;

•	the level of competition and pricing pressure we encounter;

•	the impact of commercial concessions or unfavorable commercial terms required to maintain incumbency or secure new opportunities with key customers;

•	the level of start-up costs we incur to support initial deployments, gain new customers or enter new markets;

•	the timing of revenue recognition on sales, particularly relating to large orders;

•	the mix of revenue by product segment, geography and customer in any particular quarter;

•	installation service availability and readiness of customer sites;

•	adverse impact of foreign exchange;

•	seasonal effects in our business; and

•	our level of success in achieving cost reductions and efficiencies in our supply chain.

Quarterly fluctuations from these and other factors may also cause our results of operations to fall short of or to exceed significantly the expectations of securities analysts or investors, which may cause volatility in our stock price.

A small number of large communications service providers account for a significant portion of our revenue, and the loss of any of these customers, or a significant reduction in their spending, could have a material adverse effect on our business and results of operations.

While our customer base has diversified in recent years to include a number of network operators and customer verticals, a significant portion of our revenue remains concentrated among a few, large global communications service providers. By way of example, AT&T accounted for approximately 18.5% of fiscal 2014 revenue, and our largest ten customers contributed 56.4% of fiscal 2014 revenue. Consequently, our financial results are closely correlated with the spending of a relatively small number of service provider customers and can be significantly affected by market, industry or competitive dynamics affecting their businesses. Our reliance upon a relatively small number of service provider customers also increases our exposure to changes in their network priorities and purchasing strategies. Our service provider customers have previously undertaken, and may undertake in the future, procurement initiatives to support their network strategy, which initiatives may include reductions in capital expenditure, commercial concessions from suppliers and reductions in the number of direct suppliers of networking technology. By way of example, in September 2014, we announced that Ciena had been selected by AT&T as a participating vendor in its Domain 2.0 supplier program, the next generation of AT&T's Supplier Domain Program. Our commercial arrangement relating to this opportunity adversely impacted our revenue and gross margin in the fourth quarter of fiscal 2014. Because the terms of our framework contracts, including with respect to the AT&T Domain 2.0 opportunity, do not obligate customers to purchase any minimum or guaranteed order quantities, and customers often have the right to modify or cancel orders, there can be no assurance as to spending levels, and spending levels can be unpredictable. A significant change in network priorities, a reduction in spending by our key customers, the loss of one or more of our large service provider customers, or market or industry factors adversely affecting service providers generally, could have a material adverse effect on our business, financial condition and results of operations.

We face intense competition that could hurt our sales and results of operations.
We face a competitive market for sales of communications networking equipment, software and services, and this level of competition could result in pricing pressure, reduced demand, commercial concessions, lower gross margins and loss of market share that could harm our business and results of operations. Competition is particularly intense, both in the U.S. and abroad, as we and our competitors aggressively seek to displace incumbent equipment vendors at large service providers and secure new customers. In an effort to maintain our incumbency and secure additional customer opportunities, we have in the past, and may in the future, agree to aggressive pricing, commercial concessions and other unfavorable terms that reduce our revenue and result in low or negative gross margins on a particular order or group of orders. We expect this level of competition to continue or potentially increase, as multinational equipment vendors seek to promote adoption of competing architectural approaches for next-generation networks and retain incumbent positions with large customers globally. We also expect our competitive landscape to broaden. As network technologies, features and layers converge, and demands for software programmability, management and control increase, we expect that our business will overlap more directly with additional networking solution suppliers, including IP router vendors, system integrators, software vendors and other information technology vendors.

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

A small number of very large companies have historically dominated our industry, many of which have substantially greater financial and marketing resources, broader product offerings and more established relationships with service providers and other customer segments than we do. Because of their scale and resources, they may be perceived to be a better fit for the procurement or network operating and management strategies of large service providers. We also compete with a number of smaller companies that provide significant competition for a specific product, application, customer segment or geographic market. Due to the narrower focus of their efforts, these competitors may achieve commercial availability of their products more quickly or may be more attractive to customers in a particular product niche. If competitive pressures increase or we fail to compete successfully in our markets, our business and results of operations could suffer.

Our business and operating results could be adversely affected by unfavorable changes in macroeconomic and market conditions and reductions in the level of spending by customers in response to these conditions.
Our business and operating results, which depend significantly on general economic conditions and demand for our products and services, could be materially adversely affected by unfavorable or uncertain macroeconomic and market conditions, globally or with respect to a particular region where we operate. Broad macroeconomic weakness and market volatility have previously resulted in sustained periods of decreased demand for our products and services that have adversely affected our operating results. Macroeconomic and market conditions could be adversely affected by a variety of political, economic or other factors in the United States and international markets that could adversely affect spending levels of our customers and their end users, and create volatility or deteriorating conditions in the markets in which we operate. Macroeconomic uncertainty or weakness could result in:

•	reductions in customer spending and delay, deferral or cancellation of network infrastructure initiatives;

•	increased competition for fewer network projects and sales opportunities;

•	increased pricing pressure that may adversely affect revenue, gross margin and profitability;

•	difficulty forecasting operating results and making decisions about budgeting, planning and future investments;

•	higher overhead and production costs as a percentage of revenue;

•	tightening of credit markets needed to fund capital expenditures by Ciena or our customers;

•	customer financial difficulty, including longer collection cycles and difficulties collecting accounts receivable or write-offs of receivables; and

•	increased risk of charges relating to excess and obsolete inventories and the write-off of other intangible assets.

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

We maintain a global sourcing strategy and depend on third party suppliers for support in our product design and development, and in the sourcing of key product components and subsystems. Our products include optical and electronic components for which reliable, high-volume supply is often available only from sole or limited sources. Increases in market demand or scarcity of resources or manufacturing capability have previously resulted in shortages in availability of important components for our solutions, allocation challenges and increased lead times. We are exposed to risks relating to unfavorable economic conditions or other similar challenges affecting the businesses and results of operations of our component providers that can affect their liquidity levels, ability to continue investing in their businesses, and manufacturing capability. These and other challenges affecting our suppliers could expose our business to increased costs, loss or lack of supply, or discontinuation of components that can result in lost revenue, additional product costs, increased lead times and deployment delays that could harm our business and customer relationships. We do not have any guarantees of supply from these third parties, and in certain cases are relying upon temporary or transitional commercial arrangements. As a result, there is no assurance that we will be able to secure the components or subsystems that we require, in sufficient quantity and quality on reasonable terms. The loss of a source of supply, or lack of sufficient availability of key components, could require that we locate an alternate source or redesign our products, either of which could result in business interruption, increased costs and negatively affect our product gross margin and results of operations. Our business and results of operations would be negatively affected if we were to experience any significant disruption or difficulties with key suppliers affecting the price, quality, availability or timely delivery of required components.

Investment of research and development resources in communications networking technologies for which there is not a matching market opportunity, or failure to sufficiently or timely invest in technologies for which there is market demand, would adversely affect our revenue and profitability.

The market for communications networking equipment is characterized by rapidly evolving technologies, changes in market demand and increasing adoption of software-based networking solutions. We continually invest in research and development to sustain or enhance our existing hardware and software solutions and to develop or acquire new technologies including new software platforms. There is often a lengthy period between commencing these development initiatives and bringing new or improved solutions to market. During this time, technology preferences, customer demand and the markets for our solutions, or those introduced by our competitors, may move in directions we had not anticipated. There is no guarantee that our new products or enhancements will achieve market acceptance or that the timing of market adoption will be as predicted. There is a significant possibility, therefore, that some of our development decisions, including significant expenditures on acquisitions, research and development costs, or investments in technologies, will not turn out as anticipated, and that our investment in some projects will be unprofitable. There is also a possibility that we may miss a market opportunity because we failed to invest, or invested too late, in a technology, product or enhancement sought by our customers. Changes in market demand or investment priorities may also cause us to discontinue existing or planned development for new products or features, which can have a disruptive effect on our relationships with customers. If we fail to make the right investments or fail to make them at the right time, our competitive position may suffer, and our revenue and profitability could be harmed.
Network equipment sales to communications service providers, Web-scale providers and other large customers often involve lengthy sales cycles and protracted contract negotiations and may require us to assume commercial terms or conditions that negatively affect pricing, risk allocation, payment and the timing of revenue recognition.

Our sales initiatives, particularly with communications service providers, Web-scale providers and other large customers, often involve lengthy sales cycles. These selling efforts often involve a significant commitment of time and resources by us and our customers that may include extensive product testing, laboratory or network certification, network or region-specific product certification and homologation requirements for deployment in networks. Even after a customer awards its business or decides to purchase our solutions, the length of deployment time can vary depending upon the customer's schedule, site readiness, the size of the network deployment, the degree of configuration required and other factors. Additionally, these sales also often involve protracted and sometimes difficult contract negotiations in which we may deem it necessary to agree to unfavorable contractual or commercial terms that adversely affect pricing, expose us to penalties for delays or non-performance, and require us to assume a disproportionate amount of risk. To maintain incumbency with key customers for existing and future business opportunities, we may be required to offer discounted pricing, to make commercial concessions or to offer less favorable terms as compared to our historical business arrangements with these customers. By way of example, our commercial arrangement with AT&T relating to its Domain 2.0 vendor program adversely impacted our revenue and gross margin in the fourth quarter of fiscal 2014. We may also be requested to provide deferred payment terms, vendor or third-party financing or other alternative purchase structures that extend the timing of payment and revenue recognition. Alternatively, customers may insist upon terms and conditions that we deem too onerous or not in our best interest, and we may be unable to reach a commercial agreement. As a result, we may incur substantial expense and devote time and resources to potential sales opportunities that never materialize or result in lower than anticipated sales.
We may experience delays in the development of our products that may negatively affect our competitive position and business.

Our hardware and software networking solutions are based on complex technology, and we can experience unanticipated delays in developing, manufacturing and introducing these solutions to market. Delays in these and other product development efforts may affect our reputation with customers, affect our ability to seize market opportunities and impact the timing and level of demand for our products. The development of new technologies may increase the complexity of supply chain management or require the acquisition, licensing or interworking with the technology of third parties. As a result, each step in the development cycle of our products presents serious risks of failure, rework or delay, any one of which could adversely affect the cost-effective and timely development of our products. We may encounter delays relating to engineering development activities and software, design, sourcing and manufacture of critical components, and the development of prototypes. In addition, intellectual property disputes, failure of critical design elements, and other execution risks may delay or even prevent the release of these products. If we do not successfully develop products in a timely manner, our competitive position may suffer, and our business, financial condition and results of operations could be harmed.

Product performance problems and undetected errors affecting the performance, reliability or security of our products could damage our business reputation and negatively affect our results of operations.
The development and production of sophisticated hardware and software for communications network equipment is highly complex. Some of our products can be fully tested only when deployed in communications networks or when carrying traffic with other equipment, and software products may contain bugs that can interfere with expected operations. As a result, undetected defects or errors, and product quality, interoperability, reliability and performance problems are often more acute for initial deployments of new products and product enhancements. We have recently launched, and are in the process of launching, a number of new hardware and software platforms, including solutions targeting metro network applications or Web-scale operators or enterprise end users. Unanticipated product performance problems can relate to the design, manufacturing, installation, operation and interoperability of our products. Undetected errors can also arise as a result of defects in components, software or manufacturing, installation or maintenance services supplied by third parties, and technology acquired from or licensed by third parties. From time to time we have had to replace certain components, provide software remedies or other remediation in response to defects or bugs and we may have to do so again in the future. There can be no assurance that such remediation would not have a material impact on our business and results of operations. In addition, unanticipated security vulnerabilities relating to our products or the activities of our supply chain, including any actual or perceived exposure of our solutions to malicious software or cyber-attacks, could adversely affect our business and reputation. Product performance, reliability, security and quality problems can negatively affect our business, and may result in some or all of the following effects:

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
In order to sell our products into new geographic markets, diversify our customer base beyond our traditional customers and broaden the application for our solutions in communications networks, we continue to promote sales initiatives and foster strategic channel sales relationships, including the packet-optical resale element of our strategic relationship with Ericsson. Specifically, we are targeting sales opportunities with Web-scale providers, cloud infrastructure providers, communications service providers, enterprises, wireless operators, cable operators, submarine network operators, research and education institutions, and federal, state and local governments. We also seek to expand our geographic reach and increase market share in international markets, including Brazil, the Middle East and India. To succeed in some of these geographic markets and customer segments we believe that we need to leverage strategic sales channels and distribution arrangements successfully, and we expect these relationships to be an important part of our business. There can be no assurance we will realize the expected benefits of these third party sales partners. In some cases we compete in certain business areas with our third party channel partners or may have divergent interests. Our efforts to manage and drive the intended benefits of such sales relationships may ultimately be unsuccessful, and difficulties selling through our third party channels could limit our growth and could harm our results of operations.

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
We market, sell and service our products globally, maintain personnel in numerous countries and rely upon a global supply chain for sourcing important components and manufacturing our products. Our international sales and operations are subject to inherent risks, including:

•	the impact of economic conditions in countries outside the United States;

•	effects of adverse changes in currency exchange rates;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulty and cost of staffing and managing foreign operations;

•	less protection for intellectual property rights in some countries;

•	adverse tax and customs consequences, particularly as related to transfer-pricing issues;

•	social, political and economic instability;

•	compliance with certain testing, homologation or customization of products to conform to local standards;

•	higher incidence of corruption or unethical business practices that could expose us to liability or damage our reputation;

•	trade protection measures, export compliance, domestic preference procurement requirements, qualification to transact business and additional regulatory requirements; and

•	natural disasters, epidemics and acts of war or terrorism.

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

We expect that we may enter new international markets and withdraw from or reduce operations in others. The success of our international sales and operations will depend, in large part, on our ability to anticipate and manage effectively these risks. Our failure to manage any of these risks could harm our international operations, reduce our international sales, and could give rise to liabilities, costs or other business difficulties that could adversely affect our operations and financial results.

We may be required to write off significant amounts of inventory as a result of our inventory purchase practices, the obsolescence of product lines or unfavorable market conditions.
To avoid delays and meet customer demand for shorter delivery terms, we place orders with our contract manufacturers and component suppliers based on forecasts of customer demand. In prior periods, we have increased inventory levels for our 6500 Packet Optical Platform in order to reduce customer lead times and meet forecasted volumes. Our practice of buying inventory based on forecasted demand exposes us to the risk that our customers ultimately may not order the products we have forecast or will purchase fewer products than forecast. As a result, we may purchase inventory in anticipation of sales that ultimately do not occur. Market uncertainty can also limit our visibility into customer spending plans and compound the difficulty of forecasting inventory at appropriate levels. Moreover, our customer purchase agreements generally do not include any minimum purchase commitment, customers often have the right to modify, reduce or cancel purchase quantities, and spending levels can be uncertain and subject to significant fluctuation. As we introduce new products with overlapping feature sets or application, it is increasingly possible that customers may forgo purchases of certain products we have inventoried in favor of next-generation products with similar or increased functionality. We may also be exposed to the risk of inventory write offs as a result of certain supply chain initiatives, including consolidation and transfer of key manufacturing activities. If we are required to write off or write down a significant amount of inventory, our results of operations for the applicable period would be materially adversely affected.
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
We are subject to the risk that third parties may attempt to access, divert or use our intellectual property without authorization. Protecting against the unauthorized use of our products, technology and other proprietary rights is difficult, time-consuming and expensive, and we cannot be certain that the steps that we are taking will prevent or minimize the risks of such unauthorized use. Litigation may be necessary to enforce or defend our intellectual property rights or to determine the validity or scope of the proprietary rights of others. Such litigation could result in substantial cost and diversion of management time and resources, and there can be no assurance that we will obtain a successful result. Any inability to protect and enforce our intellectual property rights could harm our ability to compete effectively.
We may incur significant costs in response to claims by others that we infringe their intellectual property rights.
From time to time third parties may assert claims or initiate litigation or other proceedings related to patent, copyright, trademark and other intellectual property rights to technologies and related standards that are relevant to our business. The rate of infringement assertions by patent assertion entities is increasing, particularly in the United States. Generally, these patent owners neither manufacture nor use the patented invention directly, and they seek solely to derive value from their ownership through royalties from patent licensing programs.
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

We rely on third party contract manufacturers to perform the manufacturing of our products, and our future success will depend on our ability to manage these manufacturing resources and ensure sufficient volumes and quality of our products. There are a number of risks associated with our dependence on contract manufacturers, including:

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

In the ordinary course of our business, we maintain on our network systems certain information that is confidential, proprietary or otherwise sensitive in nature. This information includes intellectual property, financial information and confidential business information relating to Ciena and our customers, suppliers and other business partners. We also produce networking equipment solutions and software used by network operators to ensure security and reliability in their management and transmission of data. Our customers, particularly those in regulated industries, are increasingly focused on the security features of our technology solutions, and maintaining the security of information sensitive to Ciena and our business partners is critical to our business and reputation. Companies in the technology industry have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access to networks or sensitive information. Our network systems and storage applications, and the technology solutions that we offer to end customers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. In some cases, it is difficult to anticipate or to detect immediately such incidents and the damage caused thereby. If an actual or perceived breach of network security occurs in our network or in the network of a business partner, the market perception of our products could be harmed. While we continually work to safeguard our products and internal network systems to mitigate these potential risks, there is no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches. Security incidents involving access or improper use of our systems, networks or products could compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations. These security events could also negatively impact our reputation and our competitive position and could result in litigation with third parties, regulatory action, loss of business, potential liability and increased remediation costs, any of which could have a material adverse effect on our financial condition and results of operations.

Our failure to manage effectively our relationships with third party service partners could adversely impact our financial results and relationship with customers.

We rely on a number of third party service partners, both domestic and international, to complement our global service and support resources. We rely upon these partners for certain installation, maintenance and support functions. In addition, as network operators increasingly seek to rely on vendors to perform additional services relating to the design, construction and operation of their networks, the scope of work performed by our support partners is likely to increase and may include areas where we have less experience providing or managing such services. We must successfully identify, assess, train and certify qualified service partners in order to ensure the proper installation, deployment and maintenance of our products, as well as the skillful performance of other services associated with expanded solutions offerings, including site assessment and construction-related services. Vetting and certification of these partners can be costly and time-consuming, and certain partners may not have the same operational history, financial resources and scale as Ciena. Moreover, certain service partners may provide similar services for other companies, including our competitors. We may not be able to manage effectively our relationships with our service partners, and we cannot be certain that they will be able to deliver services in the manner or time required or that we will be able to maintain the continuity of their services. We may also be exposed to a number of risks or challenges relating to the performance of our service partners, including:

•	delays in recognizing revenue;

•	liability for injuries to persons, damage to property or other claims relating to the actions or omissions of our service partners;

•	our services revenue and gross margin may be adversely affected; and

•	our relationships with customers could suffer.

If we do not manage effectively our relationships with third party service partners, or if they fail to perform these services in the manner or time required, our financial results and relationships with customers could be adversely affected.

We may be adversely affected by fluctuations in currency exchange rates.

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. Due to our increased global presence, a larger percentage of our revenue, operating expense and assets and liabilities are non-U.S. dollar denominated and therefore subject to foreign currency fluctuation. We face exposure to currency exchange rates as a result of the growth in our non-U.S. dollar denominated operating expense in Canada, Europe, Asia and Latin America. An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of materials or service that we purchase in foreign currencies. From time to time, we may hedge against currency exposure associated with anticipated foreign currency cash flows or assets and liabilities denominated in foreign currency. Such attempts to offset the impact of currency fluctuations are costly, and no amount of hedging can be effective against all circumstances. Losses associated with these hedging instruments and the adverse effect of foreign currency exchange rate fluctuation may negatively affect our results of operations.

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

We rely upon a number of internal business processes and information systems to support key business functions, and the efficient operation of these processes and systems is critical to managing our business. Our business processes and information systems must be sufficiently scalable to support the growth of our business and may require modifications or upgrades that expose us to a number of operational risks. We have commenced a significant upgrade of our company-wide enterprise resource planning platform that will impact multiple locations, functions and processes. We are also currently pursuing initiatives to transform and optimize our business operations through the reengineering of certain other processes, investment in automation, and engagement of strategic partners or resources to assist with certain business functions. These changes will require a significant investment of capital and human resources and may be costly and disruptive to our operations, and could impose substantial demands on management time. These changes may also require changes in our information systems, modification of internal control procedures and significant training of employees or third party resources. There can be no assurance that our business and operations will not experience disruption in connection with this transition. Even if we do not encounter these adverse effects or disruption in our business, the design and implementation of these new systems may be more costly than anticipated.

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

At January 31, 2015, indebtedness on our outstanding convertible notes totaled approximately $1.2 billion in aggregate principal, including the accretion of principal at maturity on our 4.0% convertible senior notes due in 2020 ("2020 Notes"). In the event that some or all of these notes are converted into common stock, the ownership interests of our existing stockholders will be diluted, and any sales of such shares in the public market following conversion may adversely affect the market price for our common stock. We are also a party to credit agreements relating to a $200 million senior secured asset-based revolving credit facility and a $250 million senior secured term loan. The agreements governing these credit facilities contain certain covenants that limit our ability, among other things, to incur additional debt, create liens and encumbrances, pay cash dividends, redeem or repurchase stock, enter into certain acquisition transactions or transactions with affiliates, repay certain indebtedness, make investments or dispose of assets. The agreements also include customary remedies, including the right of the lenders to take action with respect to the collateral securing the loans, that would apply should we default or otherwise be unable to satisfy our debt obligations.

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
The operation of our business requires significant capital. We have accessed the capital markets in the past and have successfully raised funds, including through the issuance of equity, convertible notes and other indebtedness, to increase our cash position, support our operations and undertake strategic growth initiatives. We regularly evaluate our liquidity position, debt obligations, and anticipated cash needs to fund our long-term operating plans, and we may consider it necessary or advisable to raise additional capital or incur additional indebtedness in the future. If we raise additional funds through further issuance of equity or securities convertible into equity, or undertake certain transactions intended to address our existing indebtedness, our existing stockholders could suffer dilution in their percentage ownership of our company and our leverage and outstanding indebtedness could increase. Global capital markets have undergone periods of significant volatility and uncertainty in recent years, and there can be no assurance that such financing alternatives would be available to us on favorable terms or at all, should we determine it necessary or advisable to seek additional cash resources.

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

The Federal Communications Commission, or FCC, has jurisdiction over the U.S. communications industry, and similar agencies have jurisdiction over the communication industries in other countries. Many of our largest customers, including service providers and multiservice network operators, are subject to the rules and regulations of these agencies. On February 26, 2015, the FCC approved rules that would regulate Internet service providers as telecommunications service carriers under Title II of the Telecommunications Act. The impact of these rules are uncertain, and challenges to these rules are expected. These and similar changes in regulatory requirements covering access to, management of, or carriage of traffic on the Internet in the United States or other internationally could serve as a disincentive to certain wireline or wireless network operators, including certain of our customers, to invest in their network infrastructures or introduce new services. Such changes could adversely affect the sale of our products and services. Similarly, changes in regulatory tariff requirements or other regulations relating to pricing or terms of carriage on communications networks could slow the development or expansion of network infrastructures and adversely affect our business, operating results, and financial condition.

Government regulations affecting the use, import or export of products could adversely affect our operations, negatively affect our revenue and increase our costs.

The United States and various foreign governments have imposed controls, license requirements and other restrictions on the usage, import or export of some of the technologies that we sell. Government regulation of usage, import or export of our products, or our technology within our products, or our failure to obtain required approvals for our products, could harm our international and domestic sales and adversely affect our revenue and costs of sales. Failure to comply with such regulations could result in enforcement actions, fines, penalties or restrictions on export privileges. In addition, costly tariffs on our equipment, restrictions on importation, trade protection measures and domestic preference requirements of certain countries could limit our access to these markets and harm our sales. For example, India's government has implemented security regulations applicable to network equipment vendors and has previously imposed significant tariffs on certain communications equipment. These and other regulations could adversely affect the sale or use of our products, substantially increase our cost of sales and adversely affect our business and revenue.

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

As of January 31, 2015, our balance sheet includes $300.1 million in long-lived assets, which includes $115.5 million of intangible assets. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These assumptions are used to forecast future, undiscounted cash flows upon which our estimates are based. Periods of significant uncertainty or instability of macroeconomic conditions can make forecasting future business difficult. If actual market conditions differ or our forecasts change, we may be required to reassess long-lived assets and could record an impairment charge. Any impairment charge relating to long-lived assets would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report a report containing management's assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Compliance with these requirements has resulted in, and is likely to continue to result in, significant costs and the commitment of time and operational resources. Certain ongoing initiatives, including a significant upgrade of our company-wide enterprise resource planning platform that is underway, will necessitate modifications to our internal control systems, processes and related information systems. Similarly, other efforts to transform business processes, including our supply chain operations, or to transition certain functions to third party resources or providers, will require further changes to our control environment as we optimize our business and operations. Our expansion into new regions could pose further challenges to our internal control systems. We cannot be certain that our current design for internal control over financial reporting, or any additional changes to be made, will be sufficient to enable management to determine that our internal controls are effective for any period, or on an ongoing basis. If we are unable to assert that our internal controls over financial reporting are effective, market perception of our financial condition and the trading price of our stock may be adversely affected, and customer perception of our business may suffer.

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

Ciena Corporation
Date:	March 11, 2015	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	March 11, 2015	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)