Form 10-Q
period 2015-08-01
CIENA CORP
filed 2015-09-09
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 4, 2015
common stock, $0.01 par value	134,754,004

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended July 31,		Nine Months Ended July 31,
	2014	2015	2014	2015
Revenue:
Products	$495,889	$493,919	$1,389,651	$1,428,114
Services	107,673	109,013	307,675	325,582
Total revenue	603,562	602,932	1,697,326	1,753,696
Cost of goods sold:
Products	275,003	273,837	777,851	797,283
Services	64,586	59,226	191,960	183,838
Total cost of goods sold	339,589	333,063	969,811	981,121
Gross profit	263,973	269,869	727,515	772,575
Operating expenses:
Research and development	97,685	100,379	302,674	306,342
Selling and marketing	81,919	81,650	243,929	240,833
General and administrative	36,285	29,743	98,264	89,598
Acquisition and integration costs	—	2,435	—	3,455
Amortization of intangible assets	11,019	11,019	34,951	33,057
Restructuring costs	63	192	178	8,260
Total operating expenses	226,971	225,418	679,996	681,545
Income from operations	37,002	44,451	47,519	91,030
Interest and other income (loss), net	(6,328)	(5,491)	(14,231)	(19,273)
Interest expense	(11,508)	(11,883)	(33,556)	(38,491)
Income (loss) before income taxes	19,166	27,077	(268)	33,266
Provision for income taxes	3,006	3,452	9,666	7,767
Net income (loss)	$16,160	$23,625	$(9,934)	$25,499
Basic net income (loss) per common share	$0.15	$0.20	$(0.09)	$0.23
Diluted net income (loss) per potential common share	$0.15	$0.19	$(0.09)	$0.22
Weighted average basic common shares outstanding	106,236	118,413	105,404	113,189
Weighted average dilutive potential common shares outstanding	120,809	133,233	105,404	114,549

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Quarter Ended July 31,		Nine Months Ended July 31,
	2014	2015	2014	2015
Net income (loss)	$16,160	$23,625	$(9,934)	$25,499
Change in unrealized gain on available-for-sale securities, net of tax	(43)	(13)	(12)	(37)
Change in unrealized loss on foreign currency forward contracts, net of tax	383	(154)	34	(1,626)
Change in unrealized loss on forward starting interest rate swap, net of tax	—	(667)	—	(2,885)
Change in cumulative translation adjustment	(122)	(3,508)	(4,287)	(6,919)
Other comprehensive income (loss)	218	(4,342)	(4,265)	(11,467)
Total comprehensive income (loss)	$16,378	$19,283	$(14,199)	$14,032

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31, 2014	July 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$586,720	$697,091
Short-term investments	140,205	160,067
Accounts receivable, net	518,981	530,261
Inventories	254,660	194,017
Prepaid expenses and other	192,624	185,140
Total current assets	1,693,190	1,766,576
Long-term investments	50,057	70,161
Equipment, building, furniture and fixtures, net	126,632	159,592
Other intangible assets, net	128,677	89,019
Other long-term assets	74,076	78,347
Total assets	$2,072,632	$2,163,695
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$209,777	$201,774
Accrued liabilities	276,608	272,691
Deferred revenue	104,688	114,902
Current portion of long-term debt	190,063	2,500
Total current liabilities	781,136	591,867
Long-term deferred revenue	40,930	53,731
Other long-term obligations	45,390	63,482
Long-term debt, net	1,274,791	1,276,761
Total liabilities	$2,142,247	$1,985,841
Commitments and contingencies (Note 20)
Stockholders’ equity (deficit):
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 106,979,960 and 118,725,874 shares issued and outstanding	1,070	1,187
Additional paid-in capital	5,954,440	6,187,759
Accumulated other comprehensive loss	(14,668)	(26,135)
Accumulated deficit	(6,010,457)	(5,984,957)
Total stockholders’ equity (deficit)	(69,615)	177,854
Total liabilities and stockholders’ equity (deficit)	$2,072,632	$2,163,695

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended July 31,
	2014	2015
Cash flows provided by operating activities:
Net income (loss)	$(9,934)	$25,499
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	41,463	41,601
Share-based compensation costs	34,204	32,402
Amortization of intangible assets	43,931	39,659
Provision for inventory excess and obsolescence	22,026	18,010
Provision for warranty	18,720	12,549
Other	21,254	(1,220)
Changes in assets and liabilities:
Accounts receivable	(55,688)	(12,053)
Inventories	(66,015)	42,633
Prepaid expenses and other	(26,698)	(5,345)
Accounts payable, accruals and other obligations	(34,794)	(39,266)
Deferred revenue	27,498	23,015
Net cash provided by operating activities	15,967	177,484
Cash flows used in investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(35,974)	(39,729)
Restricted cash	2,059	(42)
Purchase of available for sale securities	(195,259)	(180,203)
Proceeds from maturities of available for sale securities	150,000	140,000
Settlement of foreign currency forward contracts, net	(10,796)	16,289
Purchase of cost method investment	—	(2,000)
Net cash used in investing activities	(89,970)	(65,685)
Cash flows provided by financing activities:
Proceeds from issuance of term loan, net	248,750	—
Payment of long term debt	—	(8,901)
Payment for debt and equity issuance costs	(3,263)	(420)
Payment of capital lease obligations	(2,275)	(6,441)
Proceeds from issuance of common stock	17,518	19,622
Net cash provided by financing activities	260,730	3,860
Effect of exchange rate changes on cash and cash equivalents	(330)	(5,288)
Net increase in cash and cash equivalents	186,397	110,371
Cash and cash equivalents at beginning of period	346,487	586,720
Cash and cash equivalents at end of period	$532,884	$697,091
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$23,425	$31,566
Cash paid during the period for income taxes, net	$9,051	$8,526
Non-cash investing activities
Purchase of equipment in accounts payable	$4,334	$16,717
Debt issuance costs in accrued liabilities	$655	$—
Equipment acquired under capital lease	$—	$464
Building subject to capital lease	$—	$14,939
Construction in progress subject to build-to-suit lease	$—	$8,770
Non-cash financing activities
Conversion of 4.0% convertible senior notes, due March 15, 2015 into 8,898,387 shares of common stock	$—	$180,645

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	INTERIM FINANCIAL STATEMENTS
The interim financial statements included herein for Ciena Corporation and its wholly owned subsidiaries (“Ciena”) have been prepared by Ciena, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments that Ciena considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial position of Ciena at the date of the interim balance sheets. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of October 31, 2014 was derived from audited financial statements, but does not include all disclosures required by GAAP. However, Ciena believes that the disclosures are adequate to understand the information presented herein. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with Ciena’s audited consolidated financial statements and the notes thereto included in Ciena’s annual report on Form 10-K for the fiscal year ended October 31, 2014.
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

Ciena has a minority equity investment in a privately held technology company that is classified in other long-term assets. This investment is carried at cost because Ciena owns less than 20% of the voting equity and does not have the ability to exercise significant influence over the company. Ciena monitors this investment for impairment and makes appropriate reductions to the carrying value when necessary. As of July 31, 2015, the carrying value of this investment was $2.0 million. With respect to this investment, Ciena has not estimated the fair value of this cost method investment because determining the fair value is not practicable. Ciena has not evaluated this investment for impairment as there have not been any events or changes in circumstances that Ciena believes would have had a significant adverse effect on the fair value of this investment.

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

Equipment, Building, Furniture and Fixtures and Internal Use Software

Equipment, furniture and fixtures are recorded at cost. Depreciation and amortization are computed using the straight-line method over useful lives of two to five years for equipment and furniture and fixtures and the shorter of useful life or lease term for leasehold improvements. During the second quarter of fiscal 2015, Ciena gained partial access to an office building in Ottawa, Canada pursuant to a lease arrangement accounted for as a capital lease, which is depreciated over the lease term. The lease building is part of Ciena's new campus facility that will replace the "Lab 10" research and development center on the former Nortel Carling campus. See Note 10 below.

Ciena establishes assets and liabilities for the estimated construction costs incurred under build-to-suit lease arrangements to the extent that Ciena is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease. See Notes 10 and 12 below.

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

Additionally, Ciena's access to certain materials or components is dependent upon sole or limited source suppliers. The inability of any of these suppliers to fulfill Ciena's supply requirements, or significant changes in supply cost, could affect future results. Ciena relies on a small number of contract manufacturers to perform the majority of the manufacturing for its products. If Ciena cannot effectively manage these manufacturers or forecast future demand, or if these manufacturers fail to deliver products or components on time, Ciena's business and results of operations may suffer.

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

Ciena applies the percentage-of-completion method to long-term arrangements where Ciena is required to undertake significant production, customization or modification engineering, and reasonable and reliable estimates of revenue and cost are available. Utilizing the percentage-of-completion method, Ciena recognizes revenue based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred. In instances that do not meet the percentage-of-completion method criteria, recognition of revenue is deferred until there are no uncertainties regarding customer acceptance. Unbilled percentage-of-completion revenues recognized are included in accounts receivable, net. Billings in excess of revenues recognized on these contracts are recorded within deferred revenue. The percentage of total revenue recognized using the percentage-of-completion method for the nine months ended July 31, 2014 and July 31, 2015 was 4.3% and 1.9%, respectively.

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

In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. In addition, tax authorities periodically audit Ciena's income tax returns. These audits examine significant tax filing positions, including the timing and amounts of deductions and the allocation of income tax expenses among tax jurisdictions. Ciena is currently under audit in India for 2008 through 2013 and in Canada for 2010 through 2012. Management does not expect the outcome of these audits to have a material adverse effect on Ciena's consolidated financial position, results of operations or cash flows. Ciena's major tax jurisdictions and the earliest open tax years are as follows: United States (2012), United Kingdom (2012), Canada (2010) and India (2008). Limited adjustments can be made to Federal U.S. tax returns in earlier years in order to reduce net operating loss carryforwards. Ciena classifies interest and penalties related to uncertain tax positions as a component of income tax expense.

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

Restructuring

From time to time, Ciena takes actions to better align its workforce, facilities and operating costs with perceived market opportunities, business strategies and changes in market and business conditions. Ciena recognizes a liability for the cost associated with an exit or disposal activity in the period in which the liability is incurred, except for one-time employee termination benefits related to a service period, typically of more than 60 days, which are accrued over the service period. See Note 3 below.

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

From time to time, Ciena uses foreign currency forward contracts to reduce variability in certain forecasted non-U.S. dollar denominated cash flows. Generally, these derivatives have maturities of 15 months or less. During fiscal 2014, Ciena also entered into interest rate hedge arrangements to reduce variability in certain forecasted interest expense associated with its Term Loan. All of these derivatives are designated as cash flow hedges. At the inception of the cash flow hedge, and on an ongoing basis, Ciena assesses whether the derivative has been effective in offsetting changes in cash flows attributable to the hedged risk during the hedging period. The effective portion of the derivative's net gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and, upon occurrence of the forecasted transaction, is subsequently reclassified to the line item in the Condensed Consolidated Statement of Operations to which the hedged transaction relates. Any net gain or loss associated with the ineffectiveness of the hedging instrument is reported in interest and other income (loss), net. To date, no ineffectiveness has occurred.

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

Newly Issued Accounting Standards - Not Yet Effective

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts.  In August 2015, the FASB issued an amendment to defer the effective date by one year and allow entities to early adopt no earlier than the original effective date. Based on this amendment, the standard will be effective for Ciena beginning in the first quarter of fiscal 2019. Ciena is currently evaluating the impact of the adoption of this ASU on its Consolidated Financial Statements and disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The guidance is effective retrospectively for fiscal years, and interim periods within those years, and will be effective for Ciena beginning in the first quarter of fiscal 2017. Early adoption is permitted for financial statements that have not been previously issued. Ciena does not expect the impact of adopting this guidance will be material to the its consolidated financial statements and related disclosures.

(3)	RESTRUCTURING COSTS
Ciena has undertaken a number of restructuring activities intended to reduce expense and better align its workforce and costs with market opportunities, product development and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the nine months ended July 31, 2015 (in thousands):

	Workforce reduction		Consolidation of excess facilities	Total
Balance at October 31, 2014	$181		$1,134	$1,315
Additional liability recorded	8,260	(a)	—	8,260
Cash payments	(7,748)		(370)	(8,118)
Balance at July 31, 2015	$693		$764	$1,457
Current restructuring liabilities	$693		$396	$1,089
Non-current restructuring liabilities	$—		$368	$368

(a) During the fiscal quarter ended January 31, 2015, Ciena recorded a charge of $8.1 million of severance and other employee-related costs associated with a global workforce reduction of approximately 125 employees.

The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the nine months ended July 31, 2014 (in thousands):

	Workforce reduction	Consolidation of excess facilities	Total
Balance at October 31, 2013	$80	$1,936	$2,016
Additional liability recorded	169	9	178
Cash payments	(208)	(269)	(477)
Balance at July 31, 2014	$41	$1,676	$1,717
Current restructuring liabilities	$41	$612	$653
Non-current restructuring liabilities	$—	$1,064	$1,064

(4) INTEREST AND OTHER INCOME (LOSS), NET
The components of interest and other income (loss), net, are as follows (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2014	2015	2014	2015
Interest income	$88	$323	$235	$788
Change in fair value of embedded derivative	(190)	—	(2,740)	—
Gain (loss) on non-hedge designated foreign currency forward contracts	(1,484)	4,924	(11,677)	14,925
Foreign currency exchange gain (loss)	(4,341)	(10,424)	993	(32,910)
Other	(401)	(314)	(1,042)	(2,076)
Interest and other income (loss), net	$(6,328)	$(5,491)	$(14,231)	$(19,273)

(5)	SHORT-TERM AND LONG-TERM INVESTMENTS

As of the dates indicated, investments are comprised of the following (in thousands):

	July 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$105,041	$44	—	$105,085
Included in long-term investments	70,149	12	—	70,161
	$175,190	$56	$—	$175,246

Commercial paper:
Included in short-term investments	54,982	—	—	54,982
	$54,982	$—	$—	$54,982

	October 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$110,182	$29	$—	$110,211
Included in long-term investments	50,016	41	—	50,057
	$160,198	$70	$—	$160,268

Commercial paper:
Included in short-term investments	29,994	—	—	29,994
	$29,994	$—	$—	$29,994

The following table summarizes the final legal maturities of debt investments at July 31, 2015 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$160,023	$160,067
Due in 1-2 years	70,149	70,161
	$230,172	$230,228

(6)	FAIR VALUE MEASUREMENTS

As of the date indicated, the following table summarizes the assets and liabilities that are recorded at fair value on a recurring basis (in thousands):

	July 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$538,895	$—	$—	$538,895
U.S. government obligations	—	175,246	—	175,246
Commercial paper	—	99,980	—	99,980
Foreign currency forward contracts	—	5,837	—	5,837
Total assets measured at fair value	$538,895	$281,063	$—	$819,958

Liabilities:
Foreign currency forward contracts	$—	$1,941	$—	$1,941
Forward starting interest rate swap	—	4,968	—	4,968
Total liabilities measured at fair value	$—	$6,909	$—	$6,909

	October 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$440,013	$—	$—	$440,013
U.S. government obligations	—	160,268	—	160,268
Commercial paper	—	89,989	—	89,989
Foreign currency forward contracts	—	1,561	—	1,561
Total assets measured at fair value	$440,013	$251,818	$—	$691,831

Liabilities:
Foreign currency forward contracts	$—	$200	$—	$200
Forward starting interest rate swap	—	2,083	—	2,083
Total liabilities measured at fair value	$—	$2,283	$—	$2,283

As of the date indicated, the assets and liabilities above are presented on Ciena’s Condensed Consolidated Balance Sheet as follows (in thousands):

	July 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$538,895	$44,998	$—	$583,893
Short-term investments	—	160,067	—	160,067
Prepaid expenses and other	—	5,837	—	5,837
Long-term investments	—	70,161	—	70,161
Total assets measured at fair value	$538,895	$281,063	$—	$819,958

Liabilities:
Accrued liabilities	$—	$1,941	$—	$1,941
Other long-term obligations	—	4,968	—	4,968
Total liabilities measured at fair value	$—	$6,909	$—	$6,909

	October 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$440,013	$59,995	$—	$500,008
Short-term investments	—	140,205	—	140,205
Prepaid expenses and other	—	1,561	—	1,561
Long-term investments	—	50,057	—	50,057
Total assets measured at fair value	$440,013	$251,818	$—	$691,831

Liabilities:
Accrued liabilities	$—	$200	$—	$200
Other long-term obligations	—	2,083	—	2,083
Total liabilities measured at fair value	$—	$2,283	$—	$2,283

(7)	ACCOUNTS RECEIVABLE

As of October 31, 2014 and July 31, 2015, there were no individual customers that accounted for greater than 10% of net accounts receivable. Ciena has not historically experienced a significant amount of bad debt expense. Allowance for doubtful accounts was $2.1 million and $2.3 million as of October 31, 2014 and July 31, 2015, respectively.

(8)	INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	October 31, 2014	July 31, 2015
Raw materials	$64,853	$54,112
Work-in-process	8,371	8,924
Finished goods	165,799	119,635
Deferred cost of goods sold	75,763	59,606
	314,786	242,277
Provision for excess and obsolescence	(60,126)	(48,260)
	$254,660	$194,017

Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand and market conditions. During the first nine months of fiscal 2015, Ciena recorded a provision for excess and obsolescence of $18.0 million, primarily related to the discontinuance of certain parts and components used in the manufacture of its Converged Packet Optical products and a decrease in the forecasted demand for both its legacy, stand-alone WDM and SONET/SDH-based transport platforms and its 5410 Service Aggregation Switch. Deductions from the provision for excess and obsolete inventory relate primarily to disposal activities.

(9)	PREPAID EXPENSES AND OTHER
As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	October 31, 2014	July 31, 2015
Prepaid VAT and other taxes	$86,464	$86,113
Product demonstration equipment, net	42,385	42,469
Deferred deployment expense	27,991	24,238
Prepaid expenses	23,539	23,095
Other non-trade receivables	10,683	3,388
Derivative assets	1,562	5,837
	$192,624	$185,140

Depreciation of product demonstration equipment was $6.7 million and $7.3 million for the first nine months of fiscal 2014 and 2015, respectively.

(10)	EQUIPMENT, BUILDING, FURNITURE AND FIXTURES
As of the dates indicated, equipment, building, furniture and fixtures are comprised of the following (in thousands):

	October 31, 2014	July 31, 2015
Equipment, furniture and fixtures	$383,059	$382,850
Building subject to capital lease	—	13,939
Construction in progress subject to build-to-suit lease	—	8,770
Leasehold improvements	46,354	47,020
	429,413	452,579
Accumulated depreciation and amortization	(302,781)	(292,987)
	$126,632	$159,592
On October 23, 2014, Ciena entered into a lease agreement to lease an office building located in Ottawa, Canada. During the second quarter of fiscal 2015, Ciena gained access to a portion of the building and recorded a capital lease asset and liability.
Ciena capitalizes construction in progress and record a corresponding long-term liability for build-to-suit lease agreements where Ciena is considered the owner, for accounting purposes, during the construction period. On April 15, 2015, Ciena entered into a build-to-suit lease arrangement pursuant to which the landlord will construct, and Ciena will subsequently lease two new office buildings at its new Ottawa, Canada campus. The landlord will construct the buildings and contribute up to a maximum of CAD$290.00 per rentable square foot in total construction costs plus certain allowances for tenant improvements, and Ciena will be responsible for any additional construction costs. As of July 31, 2015, there were $8.8 million in costs incurred under this build-to-suit lease arrangement. Upon occupancy of the facilities, Ciena expects this arrangement to qualify as a capital lease. As a result, the facilities will be depreciated over the shorter of their useful life or the lease term.

The total of depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements, was $34.8 million and $34.3 million for the first nine months of fiscal 2014 and 2015, respectively.

(11)	OTHER INTANGIBLE ASSETS
As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	October 31, 2014			July 31, 2015
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Developed technology	$417,833	$(351,929)	$65,904	$417,833	$(372,178)	$45,655
Patents and licenses	46,538	(45,908)	630	46,538	(46,031)	507
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	323,573	(261,430)	62,143	323,573	(280,716)	42,857
Total other intangible assets	$787,944	$(659,267)	$128,677	$787,944	$(698,925)	$89,019

The amortization of finite-lived other intangible assets was $43.9 million and $39.7 million for the first nine months of fiscal 2014 and 2015, respectively. Expected future amortization of finite-lived other intangible assets for the fiscal years indicated is as follows (in thousands):

Period ended October 31,
2015 (remaining three months)	$13,220
2016	52,879
2017	22,783
2018	137
$89,019

(12)	OTHER BALANCE SHEET DETAILS
As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	October 31, 2014	July 31, 2015
Maintenance spares, net	$54,101	$58,959
Deferred debt issuance costs, net	15,160	11,889
Other	4,815	7,499
	$74,076	$78,347

Deferred debt issuance costs relate to Ciena's convertible notes payable (described in Note 15 below), Term Loan (described in Note 15 below) and our ABL Credit Facility (described in Note 16 below). Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate method, through the maturity of the related debt. The amortization of deferred debt issuance costs is included in interest expense, and was $3.6 million and $3.6 million during the first nine months of fiscal 2014 and fiscal 2015, respectively.
As of the dates indicated, accrued liabilities and other short-term obligations are comprised of the following (in thousands):

	October 31, 2014	July 31, 2015
Compensation, payroll related tax and benefits	82,207	79,794
Warranty	55,997	53,834
Vacation	35,126	31,990
Capital lease obligations	7,788	6,319
Interest payable	6,409	5,817
Other	89,081	94,937
	$276,608	$272,691

The following table summarizes the activity in Ciena’s accrued warranty for the fiscal periods indicated (in thousands):

Nine months ended	Beginning			Ending
July 31,	Balance	Provisions	Settlements	Balance
2014	$56,303	18,720	(17,581)	$57,442
2015	$55,997	12,549	(14,712)	$53,834
The decrease in the first nine months of fiscal 2015 warranty provision compared to the first nine months of fiscal 2014 was due to lower failure rates and reduced component and labor repair costs.
As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	October 31, 2014	July 31, 2015
Products	$50,457	$56,355
Services	95,161	112,278
	145,618	168,633
Less current portion	(104,688)	(114,902)
Long-term deferred revenue	$40,930	$53,731

As of the dates indicated, other long-term obligations are comprised of the following (in thousands):

	October 31, 2014	July 31, 2015
Income tax liability	$14,342	$13,810
Deferred tenant allowance	10,839	10,057
Straight-line rent	5,174	5,801
Capital lease obligations	4,589	13,977
Construction liability	—	8,770
Forward starting interest rate swap	2,083	4,968
Other	8,363	6,099
	$45,390	$63,482

Ciena capitalizes construction in progress and records a corresponding long-term liability for build-to-suit lease agreements where Ciena is considered the owner during the construction period for accounting purposes.

The following is a schedule by fiscal years of future minimum lease payments under capital leases and the present value of minimum lease payments as of July 31, 2015 (in thousands):

Period ended October 31,
2015 (remaining three months)	$1,934
2016	6,055
2017	1,628
2018	1,290
2019	1,290
Thereafter	19,808
Net minimum capital lease payments	32,005
Less: Amount representing interest	(11,709)
Present value of minimum lease payments	20,296
Less: Current portion of present value of minimum lease payments	(6,319)
Long-term portion of present value of minimum lease payments	$13,977

(13)	DERIVATIVE INSTRUMENTS

Foreign Currency Derivatives

As of July 31, 2015 and October 31, 2014, Ciena had forward contracts in place to reduce the variability in its Canadian Dollar and Indian Rupee denominated expense, which principally related to its research and development activities. The notional amount of these contracts was approximately $31.8 million and $51.5 million as of July 31, 2015 and October 31, 2014, respectively. These foreign exchange contracts have maturities of 15 months or less and have been designated as cash flow hedges.

During the first nine months of fiscal 2015 and fiscal 2014, in order to hedge certain balance sheet exposures, Ciena entered into forward contracts to sell Brazilian Real and buy an equivalent U.S. Dollar amount. During the first nine months of fiscal 2015 and fiscal 2014, in order to hedge certain balance sheet exposures, Ciena entered into forward contracts to sell U.S. Dollars and buy an equivalent amount of Canadian Dollars. The notional amount of these contracts was approximately $182.6 million and $194.5 million as of July 31, 2015 and October 31, 2014, respectively. These foreign exchange contracts have maturities of 12 months or less and have not been designated as hedges for accounting purposes.

Interest Rate Derivatives

During fiscal 2014, Ciena entered into interest rate cap arrangements to limit interest paid under the Term Loan to a maximum of 0.75% plus a spread of 300 basis points through July 2015. The total notional amount of interest rate caps outstanding as of October 31, 2014 was $249.4 million. The interest rate caps expired in July 2015. Also in fiscal 2014, Ciena entered into floating interest rate to fixed interest rate swap arrangements ("interest rate swap") that fix the interest rate under the Term Loan at 5.004% for the period commencing on July 20, 2015 through July 19, 2018. The total notional amount of these derivatives as of July 31, 2015 and October 31, 2014 was $247.5 million.

Ciena expects the variable rate payments to be received under the terms of the interest rate swap to exactly offset the forecasted variable rate payments on the equivalent notional amounts of the Term Loan. These derivative contracts have been designated as cash flow hedges.

Other information regarding Ciena's derivatives is immaterial for separate financial statement presentation. See Note 4 and Note 6 above.

(14) ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ending July 31, 2015:

	Unrealized	Unrealized	Unrealized	Cumulative
	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on Forward	Foreign Currency
	Marketable Securities	Foreign Currency Contracts	Starting Interest Rate Swap	Translation Adjustment	Total
Balance at October 31, 2014	$71	$(173)	$(2,083)	$(12,483)	$(14,668)
Other comprehensive income (loss) before reclassifications	(37)	(5,451)	(2,885)	(6,919)	(15,292)
Amounts reclassified from AOCI	—	3,825	—	—	3,825
Balance at July 31, 2015	$34	$(1,799)	$(4,968)	$(19,402)	$(26,135)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ending July 31, 2014:

	Unrealized	Unrealized	Cumulative
	Gain/(Loss) on	Gain/(Loss) on	Foreign Currency
	Marketable Securities	Derivative Instruments	Translation Adjustment	Total
Balance at October 31, 2013	$30	$(261)	$(7,543)	$(7,774)
Other comprehensive income (loss) before reclassifications	(12)	(862)	(4,287)	(5,161)
Amounts reclassified from AOCI	—	896	—	896
Balance at July 31, 2014	$18	$(227)	$(11,830)	$(12,039)

All amounts reclassified from accumulated other comprehensive income were related to settlement (gains)/losses on foreign currency forward contracts designated as cash flow hedges. These reclassifications impacted "research and development" on the Condensed Consolidated Statements of Operations.

(15)	SHORT-TERM AND LONG-TERM DEBT

Term Loan

On July 15, 2014, Ciena entered into a Credit Agreement providing for senior secured term loans in an aggregate principal amount of $250 million (the “Term Loan”) with a maturity date of July 15, 2019. The Term Loan requires Ciena to make installment payments of approximately $0.6 million on a quarterly basis. The principal balance, unamortized discount and net carrying amount of the Term Loan were as follows as of July 31, 2015 (in thousands):

	Principal Balance	Unamortized Discount	Net Carrying Amount
Term Loan Payable due July 15, 2019	$247,500	$1,149	$246,351

The following table sets forth, in thousands, the carrying value and the estimated fair value of the Term Loan:

	July 31, 2015
	Carrying Value	Fair Value(2)
Term Loan Payable due July 15, 2019(1)	$246,351	$248,428

(1)	Includes unamortized bond discount.

(2)
The Term Loan is categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its Term Loan using a market approach based upon observable inputs, such as current market transactions involving comparable securities.

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

Outstanding Convertible Notes Payable

The principal balance, unamortized discount and net carrying amount of the liability and equity components of Ciena's 4.0% convertible senior notes due December 15, 2020 are as follows as of July 31, 2015:

	Liability Component			Equity Component
	Principal Balance	Unamortized Discount	Net Carrying Amount	Net Carrying Amount
4.0% Convertible Senior Notes due December 15, 2020	$196,679	$13,769	$182,910	$43,131

The following table sets forth, in thousands, the carrying value and the estimated fair value of Ciena’s outstanding convertible notes:

	July 31, 2015
	Carrying Value	Fair Value(1)
0.875% Convertible Senior Notes due June 15, 2017	500,000	507,813
3.75% Convertible Senior Notes due October 15, 2018	350,000	498,750
4.0% Convertible Senior Notes due December 15, 2020 (2)	182,910	274,116
	$1,032,910	$1,280,679

(1)
The convertible notes are categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its outstanding convertible notes using a market approach based upon observable inputs, such as current market transactions involving comparable securities.

(2)	Includes unamortized discount and accretion of principal.

(16)	ABL CREDIT FACILITY

Ciena Corporation and certain of its subsidiaries are parties to a senior secured asset-based revolving credit facility (the “ABL Credit Facility”) providing for a total commitment of $200 million with a maturity date of December 31, 2016. Ciena principally uses the ABL Credit Facility to support the issuance of letters of credit that arise in the ordinary course of its business and thereby to reduce its use of cash required to collateralize these instruments. As of July 31, 2015, letters of credit totaling $54.3 million were collateralized by the ABL Credit Facility. There were no borrowings outstanding under the ABL Credit Facility as of July 31, 2015.

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

	Quarter Ended July 31,		Nine Months Ended July 31,
Numerator	2014	2015	2014	2015
Net income (loss)	$16,160	$23,625	$(9,934)	$25,499
Add: Interest expense associated with 0.875% convertible senior notes due 2017	1,384	1,384	$—	—
Net income (loss) used to calculate Diluted EPS	$17,544	$25,009	$(9,934)	$25,499

	Quarter Ended July 31,		Nine Months Ended July 31,
Denominator	2014	2015	2014	2015
Basic weighted average shares outstanding	106,236	118,413	105,404	113,189
Add: Shares underlying outstanding stock options, employee stock purchase plan and restricted stock units	1,465	1,712	—	1,360
Add: Shares underlying 0.875% convertible senior notes due 2017	13,108	13,108	—	—
Dilutive weighted average shares outstanding	120,809	133,233	105,404	114,549

	Quarter Ended July 31,		Nine Months Ended July 31,
EPS	2014	2015	2014	2015
Basic EPS	$0.15	$0.20	$(0.09)	$0.23
Diluted EPS	$0.15	$0.19	$(0.09)	$0.22

The following table summarizes the weighted average shares excluded from the calculation of the denominator for Diluted EPS due to their anti-dilutive effect for the periods indicated (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2014	2015	2014	2015
Shares underlying stock options and restricted stock units	1,123	755	3,205	1,534
4.0% Convertible Senior Notes due March 15, 2015	9,198	—	9,198	4,515
0.875% Convertible Senior Notes due June 15, 2017	—	—	13,108	13,108
3.75% Convertible Senior Notes due October 15, 2018	17,356	17,356	17,356	17,356
4.0% Convertible Senior Notes due December 15, 2020	9,198	9,198	9,198	9,198
Total shares excluded due to anti-dilutive effect	36,875	27,309	52,065	45,711

(18)	SHARE-BASED COMPENSATION EXPENSE

Ciena grants equity awards under its 2008 Omnibus Incentive Plan (the "2008 Plan") and makes shares of its common stock available for purchase under its Amended and Restated Employee Stock Purchase Plan (the “ESPP”). These plans were approved by stockholders and are described in Ciena’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014.
2008 Omnibus Incentive Plan
The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors and consultants of Ciena. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions, and the required service or performance criteria. Options and SARs have a maximum term of ten years, and their exercise price may not be less than 100% of fair market value on the date of grant. Repricing of stock options and SARs is prohibited without stockholder approval. Certain change in control transactions may cause awards granted under the 2008 Plan to vest, unless the awards are continued or substituted for in connection with the transaction. The total number of shares authorized for issuance under the 2008 Plan is 25.1 million shares. As of July 31, 2015, approximately 6.1 million shares remained available for issuance under the 2008 Plan.
     Stock Options
Outstanding stock option awards to employees are generally subject to service-based vesting conditions and vest incrementally over a four-year period. As of July 31, 2015, all outstanding options have completed their service-based vesting conditions and are fully vested. The following table is a summary of Ciena’s stock option activity for the period indicated (shares in thousands):

	Shares Underlying Options Outstanding	Weighted Average Exercise Price
Balance at October 31, 2014	1,288	$25.43
Exercised	(255)	15.27
Canceled	(104)	25.66
Balance at July 31, 2015	929	$28.19

The total intrinsic value of options exercised during the first nine months of fiscal 2014 and fiscal 2015 was $1.0 million and $1.8 million, respectively. Ciena did not grant any stock options during the first nine months of fiscal 2014 or fiscal 2015.
The following table summarizes information with respect to stock options outstanding at July 31, 2015, based on Ciena’s closing stock price on the last trading day of Ciena’s third fiscal quarter of 2015 (shares and intrinsic value in thousands):

			Options Outstanding and Vested at
			July 31, 2015
			Number	Weighted Average Remaining	Weighted
Range of			of	Contractual	Average	Aggregate
Exercise			Underlying	Life	Exercise	Intrinsic
Price			Shares	(Years)	Price	Value
$0.94	—	$16.31	93	2.99	$6.96	$1,713
$16.52	—	$17.29	47	0.62	16.61	419
$17.43	—	$24.50	81	1.15	19.07	520
$24.69	—	$28.28	267	1.63	27.38	15
$28.61	—	$32.55	97	2.07	29.99	—
$33.00	—	$37.10	244	2.31	35.25	—
$37.31	—	$47.32	100	1.96	44.07	—
$0.94	—	$47.32	929	1.93	$28.19	$2,667

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
The following table is a summary of Ciena's restricted stock unit activity for the period indicated, with the aggregate fair value of the balance outstanding at the end of each period, based on Ciena's closing stock price on the last trading day of the relevant period (shares and aggregate fair value in thousands):

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Fair Value
Balance at October 31, 2014	4,012	$18.02	$67,241
Granted	2,509
Vested	(1,572)
Canceled or forfeited	(219)
Balance at July 31, 2015	4,730	$18.88	$120,374

The total fair value of restricted stock units that vested and were converted into common stock during the first nine months of fiscal 2014 and fiscal 2015 was $40.4 million and $33.5 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena during the first nine months of fiscal 2014 and fiscal 2015 was $21.96 and $19.15 respectively.

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
During the first nine months of fiscal 2015, Ciena issued 1.0 million shares under the ESPP. At July 31, 2015, 6.4 million shares remained available for issuance under the ESPP.

Share-Based Compensation Expense for Periods Reported

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2014	2015	2014	2015
Product costs	$737	$671	$1,984	$1,811
Service costs	572	490	1,720	1,583
Share-based compensation expense included in cost of sales	1,309	1,161	3,704	3,394
Research and development	2,368	2,114	7,722	6,815
Sales and marketing	3,890	3,571	12,199	11,071
General and administrative	3,376	3,516	10,543	11,158
Share-based compensation expense included in operating expense	9,634	9,201	30,464	29,044
Share-based compensation expense capitalized in inventory, net	(182)	(96)	36	(36)
Total share-based compensation	$10,761	$10,266	$34,204	$32,402

As of July 31, 2015, total unrecognized share-based compensation expense related to unvested restricted stock units was approximately $72.8 million, and this expense is expected to be recognized over a weighted-average period of 1.5 years.

(19)	SEGMENTS AND ENTITY WIDE DISCLOSURES
Segment Reporting

Ciena’s internal organizational structure and the management of its business are grouped into the following operating segments:

•
Converged Packet Optical — includes the 6500 Packet-Optical Platform and the 5430 Reconfigurable Switching System, which feature Ciena's WaveLogic coherent optical processors. Products also include Ciena's family of CoreDirector® Multiservice Optical Switches and the OTN configuration for the 5410 Reconfigurable Switching System. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations. In May 2015, Ciena launched its new Waveserver™ product. Revenue from sales of Waveserver are included in our Converged Packet Optical segment.

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

Ciena's long-lived assets, including equipment, building, furniture and fixtures, finite-lived intangible assets and maintenance spares, are not reviewed by the chief operating decision maker for purposes of evaluating performance and allocating resources. As of July 31, 2015, equipment, building, furniture and fixtures totaling $159.6 million primarily support asset groups within Ciena's Converged Packet Optical, Packet Networking, and Software and Services segments and support Ciena's unallocated selling and general and administrative activities. As of July 31, 2015, all of Ciena's finite-lived intangible assets, totaling $89.0 million, were assigned to asset groups within Ciena's Converged Packet Optical segment. As of July 31, 2015, all of the maintenance spares, totaling $59.0 million, were assigned to asset groups within Ciena's Software and Services segment.

Segment Revenue

The table below (in thousands) sets forth Ciena’s segment revenue for the respective periods:

	Quarter Ended July 31,		Nine Months Ended July 31,
	2014	2015	2014	2015
Revenue:
Converged Packet Optical	$382,031	$407,970	$1,072,272	$1,177,441
Packet Networking	69,464	57,209	187,699	165,480
Optical Transport	31,016	17,482	100,729	56,275
Software and Services	121,051	120,271	336,626	354,500
Consolidated revenue	$603,562	$602,932	$1,697,326	$1,753,696

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
The table below (in thousands) sets forth Ciena’s segment profit and the reconciliation to consolidated net income (loss) during the respective periods indicated:

	Quarter Ended July 31,		Nine Months Ended July 31,
	2014	2015	2014	2015
Segment profit:
Converged Packet Optical	$104,020	$118,223	$279,299	$322,652
Packet Networking	14,566	7,628	23,147	18,910
Optical Transport	8,900	2,813	29,259	13,428
Software and Services	38,802	40,826	93,136	111,243
Total segment profit	166,288	169,490	424,841	466,233
Less: Non-performance operating expenses
Selling and marketing	81,919	81,650	243,929	240,833
General and administrative	36,285	29,743	98,264	89,598
Acquisition and integration costs	—	2,435	—	3,455
Amortization of intangible assets	11,019	11,019	34,951	33,057
Restructuring costs	63	192	178	8,260
Add: Other non-performance financial items
Interest expense and other income (loss), net	(17,836)	(17,374)	(47,787)	(57,764)
Less: Provision for income taxes	3,006	3,452	9,666	7,767
Consolidated net income (loss)	$16,160	$23,625	$(9,934)	$25,499

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

	Quarter Ended July 31,		Nine Months Ended July 31,
	2014	2015	2014	2015
North America	$403,250	$389,593	$1,136,867	$1,118,309
EMEA	99,909	93,168	283,743	306,368
CALA	67,248	65,152	160,162	155,785
APAC	33,155	55,019	116,554	173,234
Total	$603,562	$602,932	$1,697,326	$1,753,696

North America includes $368.1 million and $360.7 million of United States revenue for fiscal quarters ended July 31, 2014 and 2015, respectively. For the nine months ended July 31, 2014 and 2015, United States revenue was $1,009.4 million and $1,026.0 million, respectively. No other country accounted for at least 10% of total revenue for the periods presented above.
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

	October 31, 2014	July 31, 2015
United States	$73,420	$79,560
Canada	42,015	69,045
Other International	11,197	10,987
Total	$126,632	$159,592

AT&T accounted for greater than 10% of Ciena's revenue in Ciena's fiscal quarters ended July 31, 2014 and 2015 with total revenue of $130.3 million and $121.6 million, respectively. AT&T also accounted for greater than 10% of Ciena's revenue for the nine months ended July 31, 2014 and 2015 with total revenue of $351.3 million and $355.6 million, respectively. AT&T purchases products and services from each of Ciena's operating segments.

(20)	COMMITMENTS AND CONTINGENCIES
Ontario Grant

Ciena was awarded a conditional grant from the Province of Ontario in June 2011. Under this strategic jobs investment fund grant, Ciena can receive up to an aggregate of CAD$25.0 million in funding for eligible costs relating to certain next-generation, coherent optical transport development initiatives over the period from November 1, 2010 to October 31, 2015. Amounts received under the grant are subject to recoupment in the event that Ciena fails to achieve certain minimum investment, employment and project milestones. As of July 31, 2015, Ciena has received payment for the full amount of the grant. Payments received were recorded as a reduction in research and development expenses.

Foreign Tax Contingencies

As of October 31, 2014 and July 31, 2015, Ciena had accrued liabilities of $0.5 million and $1.1 million, respectively, related to preliminary assessment notices from the India tax authorities asserting deficiencies in payments for the tax years 2009 and 2010 related to income taxes. This contingency has been reported as a component of other long-term liabilities. Although Ciena estimates that it could be exposed to possible losses of up to $2.7 million, it has not accrued a liability of such amount as of July 31, 2015. Ciena has not accrued the additional income tax liability because it does not believe that such a loss is more likely than not. Ciena continues to evaluate the likelihood of a probable and reasonably possible loss, if any, related to these assessments. As a result, future increases or decreases to accrued liabilities may be necessary and will be recorded in the period when such amounts are estimable and more likely than not to occur.

Ciena is subject to various tax liabilities arising in the ordinary course of business. Ciena does not expect that the ultimate settlement of these liabilities will have a material effect on its results of operations, financial position or cash flows.

Litigation

From May 15 through June 3, 2015, five separate putative class action lawsuits in connection with Ciena’s then-pending acquisition of Cyan, Inc. (“Cyan”) were filed in the Court of Chancery of the State of Delaware:

•	Luvishis v. Cyan, Inc., et al., C.A. No. 11027-CB, filed May 15, 2015

•	Poll v. Cyan, Inc., et al., C.A. No. 11028-CB, filed May 15, 2015

•	Canzano v. Floyd, et al., C.A. No. 11052-CB, filed May 20, 2015

•	Kassis v. Cyan, Inc., et al., C.A. No. 11069-CB, filed May 27, 2015

•	Fenske v. Cyan, Inc., et al., C.A. No. 11090-CB, filed June 3, 2015

Each of the complaints named Cyan (except for the Canzano complaint), Ciena, Neptune Acquisition Subsidiary, Inc., a Ciena subsidiary created solely for the purpose of effecting the acquisition (“Merger Sub”), and the members of Cyan’s board of directors as defendants. On June 23, 2015, each of these lawsuits was consolidated into a single case captioned In Re Cyan, Inc. Shareholder Litigation, Consol. C.A. No. 11027-CB. On July 9, 2015, plaintiffs filed a verified amended class action complaint, naming Ciena, Merger Sub and the members of Cyan’s board of directors as defendants. The amended complaint alleges, among other things, that the Cyan board members breached their fiduciary duties by failing to take steps to maximize the value of Cyan to its public stockholders, taking steps to avoid competitive bidding, failing to properly value Cyan and obtain the best exchange ratio, ignoring or not protecting against certain conflicts of interest, and failing to disclose all material information necessary for Cyan stockholders to make an informed decision regarding the acquisition. The amended complaint also alleges that Ciena and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the Cyan board members. The amended complaint seeks (i) preliminary and permanent injunctive relief enjoining Cyan and Ciena from consummating the merger, (ii) in the event the merger is consummated prior to the entry of the court’s final judgment, rescission of the merger or rescissory damages, (iii) recovery through an accounting of all damages caused as a result of the alleged breaches of fiduciary duties, and (iv) costs including attorneys’ fees and experts’ fees. On August 10, 2015, the defendants filed motions to dismiss the amended complaint. No briefing schedule or hearing date has been set on these motions. Ciena believes that the consolidated lawsuit is without merit, and intends to defend it vigorously.
As a result of our acquisition of Cyan in August 2015, we became a defendant in a securities class action lawsuit. On April 1, 2014, a purported stockholder class action lawsuit was filed in the Superior Court of California, County of San Francisco, against Cyan, the members of Cyan’s board of directors, Cyan’s former Chief Financial Officer, and the underwriters of Cyan’s initial public offering. On April 30, 2014, a substantially similar lawsuit was filed in the same court against the same defendants. The two cases have been consolidated as Beaver County Employees Retirement Fund, et al. v. Cyan, Inc. et al., Case No. CGC-14-539008. The consolidated complaint alleges violations of federal securities laws on behalf of a purported class consisting of purchasers of Cyan’s common stock pursuant or traceable to the registration statement and prospectus for Cyan’s initial public offering in April 2013, and seeks unspecified compensatory damages and other relief. In July 2014, the defendants filed a demurrer to the consolidated complaint, which the court overruled in October 2014 and allowed the case to proceed. On August 25, 2015, the defendants filed a motion for judgment on the pleadings based on an alleged lack of subject matter jurisdiction over the case. Ciena believes that the consolidated lawsuit is without merit and intend to defend it vigorously.
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
Acquisition of Cyan, Inc.
On August 3, 2015, Ciena acquired Cyan, Inc. (“Cyan”), a leading provider of SDN, NFV and metro packet-optical solutions, in a cash and stock transaction. Subject to the terms and conditions of the merger agreement, at closing each outstanding Cyan share was exchanged for 0.19936 shares of Ciena common stock and $0.63 in cash, resulting in an exchange of all of the outstanding shares of Cyan common stock for approximately $33.6 million in cash and 10.6 million shares of Ciena common stock. Ciena assumed all the then-outstanding Cyan stock options and unvested restricted stock unit awards and substituted for them approximately 1.0 million Ciena restricted stock unit awards and stock options exercisable for approximately 2.4 million shares of Ciena common stock.

Upon the closing of the acquisition, Ciena assumed Cyan’s $50.0 million in outstanding principal amount of 8.0% Convertible Senior Secured Notes due 2019 (the "2019 Notes"). Under the terms of the indenture governing the 2019 notes, following the closing of the acquisition, the note holders were given the right to convert the 2019 Notes at an increased conversion rate of approximately 91.79 shares of Ciena common stock and $290.08 in cash for each $1,000 principal amount of 2019 Notes surrendered for conversion. As of September 3, 2015, holders representing all of the outstanding aggregate principal amount of the 2019 Notes had surrendered their 2019 notes for conversion and, accordingly, there are no remaining 2019 Notes outstanding. In satisfaction of such conversions, Ciena issued approximately 4.6 million shares of Ciena common stock and paid $14.5 million in cash.

During the first nine months of fiscal 2015, Ciena incurred approximately $3.5 million of acquisition-related costs associated with this transaction. Ciena further expects to incur a number of non-recurring costs associated with the transaction during the remainder of fiscal 2015. These costs and expenses include fees associated with financial, legal and accounting advisors, facilities and systems consolidation costs, and severance and other potential employment-related costs, including payments to certain Cyan executives. Ciena currently expects to incur in total, approximately $25.0 million of such expenses, which includes approximately $7.9 million of non-cash share-based compensation expense. Ciena expects a substantial majority of these acquisition-related costs to be recognized during the fiscal fourth quarter of fiscal 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Some of the statements contained in this quarterly report discuss future events or expectations, contain projections of results of operations or financial condition, indicate changes in the markets for our products and services, or state other “forward-looking” information. Ciena’s “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of those words and other comparable words. You should be aware that these statements only reflect our current predictions and beliefs. These statements are subject to known and unknown risks, uncertainties and other factors, and actual events or results may differ materially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed throughout this report, particularly in Item 1A “Risk Factors” of Part II of this report below. For a more complete understanding of the risks associated with an investment in Ciena’s securities, you should review these risk factors and the rest of this quarterly report in combination with the more detailed description of our business and management’s discussion and analysis of financial condition in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission ("SEC") on December 19, 2014. Ciena undertakes no obligation to revise or update any forward-looking statements.

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

Acquisition of Cyan, Inc.
On August 3, 2015, we acquired Cyan, Inc. (“Cyan”), a leading provider of SDN, NFV and metro packet-optical solutions, in a cash and stock transaction. Subject to the terms and conditions of the merger agreement, at closing each outstanding Cyan share was exchanged for 0.19936 shares of Ciena common stock and $0.63 in cash, resulting in an exchange of all of the outstanding shares of Cyan common stock for approximately $33.6 million in cash and 10.6 million shares of Ciena common stock. Ciena assumed all then-outstanding Cyan stock options and unvested restricted stock unit awards and substituted for them approximately 1.0 million Ciena restricted stock unit awards and stock options exercisable for approximately 2.4 million shares of Ciena common stock.
    Our acquisition of Cyan is intended to advance a strategy that started with the introduction of our OPn architecture and was extended with the launch of our Agility software division in fiscal 2014. We believe that Cyan's best-in-class Blue Planet software solutions portfolio will significantly strengthen our software offering. Complementing Ciena's network control and application software technologies, Cyan adds multi-vendor network and service orchestration and next-generation network management software. The Blue Planet portfolio offers a carrier-grade, multi-vendor SDN and NFV platform designed to automate, orchestrate, and manage the lifecycle of virtualized services across data centers and the WAN. It also includes a family of applications designed to control and manage both physical network elements and virtual SDN/NFV resources. Further strengthening our leadership in packet-optical, Cyan brings a growing metro packet-optical business with a complementary base of key customers for its family of Z-Series high-capacity, multi-layer switching and transport platforms. We believe that this strategic acquisition will accelerate our availability to offer a complete, on-demand solution for virtualized networks and services in an open ecosystem, and will enable us to play a leading role in the transformation of the network from the delivery of pure capacity to the creation of capability on-demand. Revenue from Cyan's packet-optical solutions will be included in our Converged Packet Optical operating segment and revenue from its Blue Planet software solutions will be included in our Software and Services operating segment.
Upon the closing of the acquisition, we unified the software activities of both companies under a single brand and comprehensive set of resources known as the "Blue Planet" division. The division, which includes Ciena's former Agility business, will focus on helping customers automate services, from creation to orchestration to delivery, across both physical and virtual domains. The Blue Planet product portfolio includes Cyan's software applications, including Planet Orchestrate and Planet Operate, as well as Ciena's SDN Multilayer WAN Controller and its applications, V-WAN, Agility Matrix and network management solutions. The division, which is focused on providing next-generation multi-vendor network management and services orchestration solutions, is comprised of teams responsible for software development, product line management, product marketing, service and support, sales and business development.
During the first nine months of fiscal 2015, we incurred approximately $3.5 million of acquisition-related costs associated with this transaction. We further expect to incur a number of non-recurring costs during the remainder of fiscal 2015. These costs and expenses include fees associated with financial, legal and accounting advisors, facilities and systems consolidation costs, and severance and other potential employment-related costs, including payments to certain former Cyan executives. We currently expect to incur in total, approximately $25.0 million of such expenses, which includes approximately $7.9 million of non-cash share-based compensation expense. We expect a substantial majority of these acquisition-related costs to be recognized during our fourth quarter of fiscal 2015. We also expect our financial results to be impacted, in a number of ways, as a result of the purchase accounting for the Cyan transaction. As a result of our expected increase in the value of the acquired inventory to its fair value as of the acquisition date, we expect our costs of goods sold and gross margin for sale of this inventory to be adversely impacted. Similarly, we expect to record finite-lived intangible assets such as developed technology, customer relationships, trademarks, trade names and customer backlog, the amortization of which will increase our expense during the useful life of these assets. As a result of its shorter term expected life, we expect the amortization expense associated with customer backlog to be principally incurred in our fourth quarter of fiscal 2015. We expect the acquisition-related costs and the the effect of purchase accounting for the transaction to adversely impact our net income for the fourth quarter of fiscal 2015.
Cyan had fiscal 2014 revenues of approximately $101.0 million. Because of the timing of the closing of this acquisition early in Ciena's fourth quarter of fiscal 2015, except where specifically indicated, Ciena's results of operations for the third quarter of fiscal 2015 and the corresponding discussion in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” do not give effect to the acquisition of Cyan, its operations or its effect on our results of operations. In addition to the acquisition and integration related costs noted above, we expect the inclusion of the Cyan operations to increase our revenue and operating expense in the fourth quarter of fiscal 2015.
Assumption and Conversion of Cyan Convertible Notes
Upon the closing of the acquisition, we assumed Cyan’s $50.0 million in outstanding principal amount of 8.0% Convertible Senior Secured Notes due 2019 (the "2019 Notes"). Under the terms of the indenture governing the 2019 notes, following the closing of the acquisition, the note holders were given the right to convert the 2019 Notes at an increased conversion rate of approximately 91.79 shares of Ciena common stock and $290.08 in cash for each $1,000 principal amount of the 2019 Notes. As of September 3, 2015, holders representing all of the outstanding aggregate principal amount of the 2019 Notes had surrendered their 2019 notes for conversion and, accordingly, there are no remaining 2019 Notes outstanding. In satisfaction of such conversions, we issued approximately 4.6 million shares of Ciena common stock and paid $14.5 million in cash.
Market Opportunity
The markets in which we sell our communications networking solutions have been subject to significant changes in recent years, including rapid growth in network traffic, technology convergence, increased mobility, and evolving cloud-based service offerings and on-demand end-user service expectations. These conditions have created market opportunities and challenges that have impacted how networks are designed and services are consumed. These conditions have also resulted in a diverse set of network operator customer segments, and shifting competitive landscapes for network operators and the vendors that support them. Existing and emerging network operators are competing to distinguish their service offerings and introduce differentiated, revenue-generating services. At the same time, network operators continue to seek to manage the costs of their network and to ensure a profitable business model. These dynamics are driving technology convergence of network features, functions and layers, virtualization of certain network functions, and the adoption of software-based network control and programmability. We believe that these dynamics, and the need to adapt to changing business conditions, are creating an environment that will cause network operators to adopt infrastructures that are more open, programmable and automated. We also believe that these conditions will require vendors and network operators to leverage an open ecosystem of virtualized resources provided by a variety of third parties and will drive increased openness and interoperability of network infrastructures.

In recent periods, we have seen certain of our large service provider customers, including several of our larger customers in North America, take steps to constrain their capital expenditure budgets. This measured spending environment has adversely impacted segments of our market and the spending levels we have experienced from certain of these customers as compared to prior periods. During fiscal 2014 and the first nine months of fiscal 2015, we were able to continue to grow total revenue, in part, as a result of our strategy of focusing on certain higher growth segments of the network infrastructure market and the shift in spending toward next-generation solutions that enable network operators to monetize their network infrastructures. We also benefited from our efforts to diversify our customer base to include additional customer segments, such as Web-scale providers and multi-service operators, and to secure additional service provider customers in geographies including Brazil and India. We believe that our results underscore the importance of having established customer relationships with a diverse set of traditional communications service providers and Web-scale providers as their purchasing decisions and focus on open, on-demand network environments become increasingly interdependent.
Our broader corporate strategy to capitalize on market dynamics and drive profitable growth of our business includes the initiatives set forth in the "Strategy" section below.
Competitive Landscape

We continue to encounter a highly competitive and and fragmented marketplace. Our sales of Converged Packet Optical solutions face an intense competitive environment as we and our competitors introduce new, high-capacity, high-speed network solutions and seek adoption of these solutions and our network architectural approach, particularly in metro applications. Our sales of Packet Networking solutions, including our 8700 Packetwave Platform, also face a highly competitive marketplace for data center interconnection and connecting users-to-content, with additional competitors, including traditional IP router vendors. We expect the current competitive landscape to remain challenging and dynamic. As networking technologies become more software-driven, and network features and layers continue to converge, our competitive landscape continues to broaden beyond our traditional competitors. As a result, we are competing with, and expect to compete increasingly with, additional vendors focused on IP routing, information technology and software.

Within these competitive dynamics, efforts to maintain incumbency and secure new opportunities with with key customers can often require aggressive pricing, significant commercial concessions or other unfavorable commercial terms. These terms have previously, and may in the future, adversely affect our quarterly results of operations and contribute to fluctuations in our results. These terms can also elongate our revenue recognition or cash collection cycles, add start-up costs to initial sales or deployment of our solutions, require financial commitments or performance bonds, and include onerous contractual commitments that place a disproportionate allocation of risk upon us.

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

Research and Development Investment to Expand the Role and Application of Our Solutions. Our product development initiatives are focused on opportunities that enable Ciena to expand its role in customer networks and to address a more diverse set of network applications. We are investing in our OPn Architecture with current development efforts focused on expanding high-capacity service delivery capabilities in our Packet Networking and Converged Packet Optical products for metro networks, data center interconnectivity and wide area network applications. Our research and development efforts also seek to extend our existing technologies, including our WaveLogic coherent optical processor for 200G and 400G optical transport, and to introduce Terabit per second and greater transmission speeds. In the packet area, we are increasing the scale, density and capability of our packet offerings, and reducing power and space requirements, for applications in metro networks, user aggregation and data center connectivity. In the software area, we are also focused on increasing programmability and software control of networks. These efforts include our next-generation SDN and NFV solutions designed to automate, orchestrate, and manage physical and virtualized services across data centers and the WAN.

Go-to-Market Model to Expand Our Role and Reach. Our go-to-market model is focused on driving sales growth from the diversification of our business and further penetrating additional customer verticals and international markets. We are also focused on further penetrating Internet content providers, data center operators and other emerging network operators that form the "Web-scale" marketplace. To expand the geographic reach of our direct sales resources, we have pursued strategic channel opportunities that enable sales through third parties, including service providers, systems integrators and value-added resellers. Through the packet-optical resale element of our strategic relationship with Ericsson, we are seeking to expand our geographic reach, as well as the application of our products in customer networks. We also remain focused on expanding the application of our products by existing customers, including communications service provider customers and cable and multiservice operators. These sales efforts seek opportunities for our solutions in applications including metro aggregation, data center interconnectivity, managed services offerings, cloud-based services, business Ethernet services and mobile backhaul.

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

New Product Introduction

We have introduced a number of new product platforms and chipsets during fiscal 2015 and in May 2015 launched our new Waveserver™ product. Waveserver is a stackable data center interconnect (DCI) platform that allows network operators, including Web-scale providers and data center operators, to scale bandwidth quickly and to support high-speed data transfer, virtual machine migration and disaster recovery/backup between data centers. Waveserver is a specialized platform, purpose-built for connecting data centers within a single metro area. It is optimized for the capacity, speed, space and power requirements of data center environments. Waveserver is designed to leverage the data server user experience, with open APIs and server-like deployment, provisioning and programmability via smart devices. We believe this product expands our role and market opportunity beyond our current solutions offering and enables us to further diversify our business through sales to additional customer verticals. Revenue from sales of Waveserver will be included in our Converged Packet Optical segment.

Sequential Financial Results

Revenue for the third quarter of fiscal 2015 was $602.9 million, representing a sequential decrease of 3.0% from $621.6 million in the second quarter of fiscal 2015. Our revenue for the third quarter of fiscal 2015 primarily reflects reduced spending levels by certain large service provider customers, particularly in North America, partially offset by revenue growth from our sales to government customers and AT&T. This reduction in spending impacted order volume during the third quarter of fiscal 2015, as compared to record order volume during the second quarter of fiscal 2015. This spending reduction was largely due to customer-specific factors, including, among other things, network implementation timing, short-term budget constraints and the effect on capital expenditure levels resulting from customer consolidation activities. As a result of initiatives to improve the velocity of our business, the percentage of quarterly revenue that we generate from customer orders placed during such quarter has increased as compared to prior periods. As a result, reductions in expected order volume in a given quarter can expose us to increased fluctuations in revenue for that quarter. Revenue-related details reflecting sequential changes from the second quarter of fiscal 2015 include:

•
Product revenue for the third quarter of fiscal 2015 decreased by $18.0 million, reflecting a decrease of $24.9 million in Converged Packet Optical, partially offset by increases of $3.9 million in Packet Networking, $2.0 million in software and $1.0 million in Optical Transport.

•	Service revenue for the third quarter of fiscal 2015 decreased by $0.7 million.

•
North America revenue for the third quarter of fiscal 2015 was $389.6 million, a decrease from $397.2 million in the second quarter of fiscal 2015. This primarily reflects decreases of $7.1 million in Converged Packet Optical and $5.4 million in Packet Networking, partially offset by increases of $3.3 million in Software and Services and $1.6 million in Optical Transport.

•
Europe, Middle East and Africa ("EMEA") revenue for the third quarter of fiscal 2015 was $93.2 million, a decrease from $102.2 million in the second quarter of fiscal 2015. This primarily reflects decreases of $15.8 million in Converged Packet Optical, partially offset by increases of $4.9 million in Software and Services and $1.4 million in Packet Networking.

•
Caribbean and Latin America ("CALA") revenue for the third quarter of fiscal 2015 was $65.1 million, an increase from $47.9 million in the second quarter of fiscal 2015. This primarily reflects increases of $17.2 million in Converged Packet Optical and $1.2 million in Software and Services, partially offset by a $1.1 million decrease in Optical Transport.

•
Asia Pacific ("APAC") revenue for the third quarter of fiscal 2015 was $55.0 million, a decrease from $74.3 million in the second quarter of fiscal 2015. This primarily reflects decreases of $19.2 million in Converged Packet Optical and $8.1 million in Software and Services, partially offset by a $7.9 million increase in Packet Networking.

•	For the third quarter of fiscal 2015, AT&T accounted for 20.2% of total revenue. This compares to 18.9% of total revenue in the second quarter of fiscal 2015.

Gross margin for the third quarter of fiscal 2015 was 44.8%, an increase from 43.8% in the second quarter of fiscal 2015. The improved gross margin for the third quarter of fiscal 2015 was primarily due to improved services margin, primarily from increased software subscription service revenue, and a favorable product mix that included a larger portion of higher margin channel cards and increased sales of Packet Networking products.

Operating expense was $225.4 million for the third quarter of fiscal 2015, a decrease from $230.0 million in the second quarter of fiscal 2015. Third quarter fiscal 2015 operating expense primarily reflects decreases of $4.8 million in research and development expense and $0.8 million in selling and marketing expense. Operating expense for the third quarter of fiscal 2015 also reflects an increase of $1.4 million in acquisition and integration costs principally related to legal and accounting service fees associated with our acquisition of Cyan described above.

Income from operations for the third quarter of fiscal 2015 was $44.5 million, compared to income from operations of $42.4 million during the second quarter of fiscal 2015. Our net income for the third quarter of fiscal 2015 was $23.6 million, or $0.19 per diluted common share. This compares to a net income of $20.7 million or $0.17 per diluted common share, for the second quarter of fiscal 2015.

We generated cash from operations of $117.5 million during the third quarter of fiscal 2015, consisting of $72.3 million in cash provided by net income adjusted for non-cash charges and $45.2 million provided by cash related to improvements in working capital. This compares with $37.8 million of cash generated from operations during the second quarter of fiscal 2015, consisting of $79.8 million in cash provided by net income adjusted for non-cash charges and $42.0 million used in cash related to changes in working capital.

As of July 31, 2015, we had $697.1 million in cash and cash equivalents, $160.1 million of short-term investments in U.S. treasury securities and commercial paper and $70.2 million of long-term investments in U.S. treasury securities. This compares to $586.3 million in cash and cash equivalents, $145.1 million of short-term investments in U.S. treasury securities and commercial paper and $85.2 million of long-term investments in U.S. treasury securities, at April 30, 2015,
As of July 31, 2015, we had 5,196 employees which was an increase from 5,108 at April 30, 2015 and an increase from 5,136 at July 31, 2014.

Consolidated Results of Operations

Operating Segments

Ciena’s internal organizational structure and the management of its business are grouped into the following operating segments:

•
Converged Packet Optical —includes the 6500 Packet-Optical Platform and the 5430 Reconfigurable Switching System, which feature Ciena's WaveLogic coherent optical processors. Products also include Ciena's family of CoreDirector® Multiservice Optical Switches and the OTN configuration for the 5410 Reconfigurable Switching System. This segment also includes sales of operating system software and enhanced software features embedded in each of these products. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations. In May 2015, we launched our new Waveserver™ product. Revenue from sales of Waveserver are included in our Converged Packet Optical segment.

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

Quarter ended July 31, 2014 compared to the quarter ended July 31, 2015
Revenue

During fiscal 2015, the U.S. dollar has strengthened against a number of foreign currencies, including the Canadian Dollar and Euro, in which we have our most significant foreign currency revenue exposure. Consequently, our total revenue reported in U.S. dollars during the third quarter of fiscal 2015 was adversely impacted by approximately $13.8 million or 2.2% as compared to the third quarter of fiscal 2014. The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Quarter Ended July 31,				Increase
	2014	%*	2015	%*	(decrease)	%**
Revenue:
Converged Packet Optical	$382,031	63.3	$407,970	67.7	$25,939	6.8
Packet Networking	69,464	11.5	57,209	9.5	(12,255)	(17.6)
Optical Transport	31,016	5.1	17,482	2.9	(13,534)	(43.6)
Software and Services	121,051	20.1	120,271	19.9	(780)	(0.6)
Consolidated revenue	$603,562	100.0	$602,932	100.0	$(630)	(0.1)
_____________________________
*    Denotes % of total revenue
**    Denotes % change from 2014 to 2015

•
Converged Packet Optical revenue increased, primarily reflecting a $28.7 million increase in sales of our 6500 Packet-Optical Platform, largely driven by network operator demand for high-capacity, optical transport for coherent 40G and 100G network infrastructure. Segment revenue also reflects an increase of $8.6 million in sales of the OTN configuration for the 5410 Reconfigurable Switching System. These increases were partially offset by a $11.9 million decrease in sales of our 5430 Reconfigurable Switching System. The strong performance of this segment, particularly as compared to the steady declines we have experienced, and expect to continue to experience, in Optical Transport segment revenue, reflects the preference of network operators to adopt next-generation architectures that enable the convergence of high-capacity, coherent optical transport with integrated OTN switching and control plane functionality.

•
Packet Networking revenue decreased, reflecting a $14.6 million decrease in sales of our 3000 and 5000 families of service delivery and aggregation switches. This decrease was partially offset by increases of $1.5 million in sales of our 5410 Service Aggregation Switch and $1.0 million in sales of our 8700 Packetwave Platform, which became available for sale in the fourth quarter of fiscal 2014.

•
Optical Transport revenue decreased, reflecting decreases of $5.0 million in sales of our 4200 Advanced Services Platform, $5.3 million in sales of our other stand-alone transport products and $3.2 million in sales of our 5100/5200 Advanced Services Platform. Revenue for our Optical Transport segment, which currently consists principally of stand-alone WDM and SONET/SDH-based transport platforms, has experienced meaningful declines in annual revenue in recent years. We expect this trend to continue, reflecting network operators' transition toward next-generation converged network architectures as described above.

•
Software and Services revenue decreased, reflecting decreases of $2.2 million in network transformation consulting, $2.1 million in software revenue and $1.8 million in installation and deployment services. These decreases were offset by an increase of $5.3 million in maintenance and support services.

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

	Quarter Ended July 31,				Increase
	2014	%*	2015	%*	(decrease)	%**
North America	$403,250	66.8	389,593	64.6	$(13,657)	(3.4)
EMEA	99,909	16.6	93,168	15.5	(6,741)	(6.7)
CALA	67,248	11.1	65,152	10.8	(2,096)	(3.1)
APAC	33,155	5.5	55,019	9.1	21,864	65.9
Total	$603,562	100.0	$602,932	100.0	$(630)	(0.1)
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2014 to 2015

•
North America revenue reflects a decrease of $23.3 million in Packet Networking sales of our 3000 and 5000 families of service delivery and aggregation switches. In addition sales of Optical Transport products decreased by $10.4 million and sales of Software and Services decreased by $4.5 million. These decreases were partially offset by an increase of $24.5 million in Converged Packet Optical sales. Converged Packet Optical sales reflect increases of $15.8 million in sales of our 6500 Packet-Optical Platform, $5.7 million in sales of our OTN configuration for the 5410 Reconfigurable Switching System, $1.6 million in sales of our CoreDirector® Multiservice Optical Switches and $1.3 million in sales of our 5430 Reconfigurable Switching System. Sales of our 6500 Packet-Optical Platform reflect increased sales to AT&T and government customers, partially offset by reduced sales to certain large communication service provider customers.

•
EMEA revenue reflects decreases of $6.6 million in Converged Packet Optical sales and $3.6 million in Optical Transport sales, partially offset by an increase of $2.9 million in Packet Networking sales. Converged Packet Optical sales reflect decreases of $3.2 million in sales of our 6500 Packet-Optical Platform and $2.8 million in sales of our OTN configuration for the 5410 Reconfigurable Switching System.

•	CALA revenue primarily reflects a decrease of $1.6 million in Converged Packet Optical sales.

•
APAC revenue reflects increases of $9.6 million in Converged Packet Optical sales, $8.3 million in Packet Networking sales and $3.5 million in Software and Services sales. Converged Packet Optical sales reflect increases of $8.6 million in sales of our 6500 Packet-Optical Platform and $1.6 million in sales of our 5410 Reconfigurable Switching System. Sales of our 6500 Packet-Optical Platform reflect increased sales to communication service providers and sales through our strategic partnership with Ericsson. Packet Networking sales reflect an increase in sales of our 3000 and 5000 families of service delivery and aggregation switches to certain communication service providers.

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
The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Quarter Ended July 31,				Increase
	2014	%*	2015	%*	(decrease)	%**
Total revenue	$603,562	100.0	$602,932	100.0	$(630)	(0.1)
Total cost of goods sold	339,589	56.3	333,063	55.2	(6,526)	(1.9)
Gross profit	$263,973	43.7	$269,869	44.8	$5,896	2.2
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2014 to 2015

	Quarter Ended July 31,				Increase
	2014	%*	2015	%*	(decrease)	%**
Product revenue	$495,889	100.0	$493,919	100.0	$(1,970)	(0.4)
Product cost of goods sold	275,003	55.5	273,837	55.4	(1,166)	(0.4)
Product gross profit	$220,886	44.5	$220,082	44.6	$(804)	(0.4)
_____________________________________
*    Denotes % of product revenue
**    Denotes % change from 2014 to 2015

	Quarter Ended July 31,				Increase
	2014	%*	2015	%*	(decrease)	%**
Service revenue	$107,673	100.0	$109,013	100.0	$1,340	1.2
Service cost of goods sold	64,586	60.0	59,226	54.3	(5,360)	(8.3)
Service gross profit	$43,087	40.0	$49,787	45.7	$6,700	15.5
_____________________________________
*    Denotes % of services revenue
**    Denotes % change from 2014 to 2015

•	Gross profit as a percentage of revenue increased as a result of the factors described below.

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

Acquisition and integration costs consist of expenses for financial, legal and accounting advisors, facilities and systems consolidation costs associated with our acquisition of Cyan.

Amortization of intangible assets primarily reflects the amortization of purchased technology and customer relationships from our past acquisitions.

Restructuring costs primarily reflect actions Ciena has taken to better align its workforce, facilities and operating costs with perceived market opportunities, business strategies and changes in market and business conditions.

The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Quarter Ended July 31,				Increase
	2014	%*	2015	%*	(decrease)	%**
Research and development	$97,685	16.2	$100,379	16.6	$2,694	2.8
Selling and marketing	81,919	13.6	81,650	13.5	(269)	(0.3)
General and administrative	36,285	6.0	29,743	4.9	(6,542)	(18.0)
Acquisition and integration costs	—	—	2,435	0.4	2,435	100.0
Amortization of intangible assets	11,019	1.8	11,019	1.8	—	—
Restructuring costs	63	—	192	—	129	204.8
Total operating expenses	$226,971	37.6	$225,418	37.4	$(1,553)	(0.7)
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2014 to 2015

•
Research and development expense benefited from $8.1 million as a result of foreign exchange rates, net of hedging, primarily due to a stronger U.S. dollar in relation to the Canadian Dollar. Including the effect of foreign exchange rates, research and development expenses increased by $2.7 million. This increase reflects increases of $2.7 million in facilities and information technology costs, $1.8 million in prototype costs and a $1.3 million reduction in reimbursements from our strategic jobs investment fund grant from the province of Ontario due to the maximum funding limit being met in the second quarter of fiscal 2015, partially offset by decreases of $1.8 million in employee and compensation costs and $1.0 million in professional services.

•
Selling and marketing expense benefited from $5.0 million as a result of foreign exchange rates, primarily due to a stronger U.S. dollar in relation to the Euro and the Canadian Dollar. Including the effect of foreign exchange rates, selling and marketing expense decreased by $0.3 million, primarily reflecting a decrease of $1.5 million in trade show and related costs, offset by an increase of $1.0 million in customer demonstration equipment.

•
General and administrative expense benefited from $1.3 million as a result of foreign exchange rates, primarily due to a stronger U.S. dollar in relation to the Euro and the Canadian Dollar. Including the effect of foreign exchange rates, general and administrative expense decreased by $6.5 million, primarily due to a decrease in legal fees.

•	Acquisition and integration costs primarily reflect legal and accounting costs associated with the acquisition of Cyan.

•	Amortization of intangible assets remained unchanged.

•
Restructuring costs remained relatively unchanged. As we look to manage operating expense and drive further efficiency and leverage from our operations, we will continue to assess allocation of headcount, facilities and other resources to ensure that they are optimized toward key growth opportunities.

Other items
The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Quarter Ended July 31,				Increase
	2014	%*	2015	%*	(decrease)	%**
Interest and other income (loss), net	$(6,328)	(1.0)	$(5,491)	(0.9)	$837	(13.2)
Interest expense	$11,508	1.9	$11,883	2.0	$375	3.3
Provision for income taxes	$3,006	0.5	$3,452	0.6	$446	14.8
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2014 to 2015

•
Interest and other income (loss), net primarily reflects a gain due to the remeasurement of assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity

•
Interest expense increased, primarily due to the Term Loan entered into in the third quarter of fiscal 2014 and related interest payments. For additional information about our Term Loan, see Note 15 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

•	Provision for income taxes increased, primarily due to foreign tax expense, which is largely a result of higher income from our Indian operations.

Nine months ended July 31, 2014 compared to the nine months ended July 31, 2015
Revenue
During the first nine months of fiscal 2015, as compared to the first nine months of fiscal 2014, the U.S. dollar strengthened against a number of foreign currencies, including the Canadian Dollar and Euro, in which we have our most significant foreign currency revenue exposure. Consequently, our total revenue reported in U.S. dollars was adversely impacted by approximately $37.9 million or 2.1% as compared to the first nine months of fiscal 2014. The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Nine Months Ended July 31,				Increase
	2014	%*	2015	%*	(decrease)	%**
Revenue:
Converged Packet Optical	$1,072,272	63.2	$1,177,441	67.2	$105,169	9.8
Packet Networking	187,699	11.1	165,480	9.4	(22,219)	(11.8)
Optical Transport	100,729	5.9	56,275	3.2	(44,454)	(44.1)
Software and Services	336,626	19.8	354,500	20.2	17,874	5.3
Consolidated revenue	$1,697,326	100.0	$1,753,696	100.0	$56,370	3.3
_____________________________
*    Denotes % of total revenue
**    Denotes % change from 2014 to 2015

•
Converged Packet Optical revenue increased, reflecting an increase of $117.0 million in sales of our 6500 Packet-Optical Platform, largely driven by service provider demand for high-capacity, optical transport for coherent 40G and 100G network infrastructures. In addition, sales of the OTN configuration for the 5410 Reconfigurable Switching System increased by $14.5 million. These increases were partially offset by decreases of $16.2 million in sales of our

CoreDirector® Multiservice Optical Switches and $10.1 million in sales of our 5430 reconfigurable switching system. The strong performance of this segment, particularly as compared to the expected revenue declines in Optical Transport segment revenue, reflects the preference of network operators to adopt next-generation architectures that enable the convergence of high-capacity, coherent optical transport with integrated OTN switching and control plane functionality.

•
Packet Networking revenue decreased, reflecting decreases of $24.6 million in sales of our 3000 and 5000 families of service delivery and aggregation switches and $2.0 million in sales of our legacy broadband products. These decreases were offset by a $3.9 million increase in sales of our 8700 Packetwave Platform, which became available for sale in the fourth quarter of fiscal 2014.

•
Optical Transport revenue decreased, reflecting decreases of $17.0 million in sales of our 4200 Advanced Services Platform, $15.3 million in sales of our 5100/5200 Advanced Services Platform and $12.1 million in sales of our other stand-alone transport products. Revenue for our Optical Transport segment, which currently consists principally of stand-alone WDM and SONET/SDH-based transport platforms, has experienced meaningful declines in annual revenue in recent years, reflecting network operators' transition toward next-generation network architectures as described above.

•
Software and Services revenue increased, reflecting increases of $17.0 million in maintenance and support services and $3.6 million in installation and deployment services, partially offset by a decrease of $2.7 million in network transformation consulting services.

The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Nine Months Ended July 31,				Increase
	2014	%*	2015	%*	(decrease)	%**
North America	$1,136,867	67.0	$1,118,309	63.7	$(18,558)	(1.6)
EMEA	283,743	16.7	306,368	17.5	22,625	8.0
CALA	160,162	9.4	155,785	8.9	(4,377)	(2.7)
APAC	116,554	6.9	173,234	9.9	56,680	48.6
Total	$1,697,326	100.0	$1,753,696	100.0	$56,370	3.3
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2014 to 2015

•
North America revenue includes sales to AT&T for first nine months of fiscal 2014 and fiscal 2015 of $351.3 million and $355.6 million, respectively. Revenues reflect decreases of $32.4 million in Packet Networking sales and $33.1 million in Optical Transport sales. Packet Networking sales reflect decreased sales of our 3000 and 5000 families of service delivery and aggregation switches. Optical Transport sales reflect decreases of $12.4 million of sales of our 4200 Advanced Services Platform, $11.0 million of sales of our 5100/5200 Advanced Services Platform and $9.8 million of sales of our other stand-alone transport products. These decreases were partially offset by increases of $43.5 million in Converged Packet Optical sales and $3.4 million in Software and Services sales. Converged Packet Optical sales reflect increases of $47.4 million of sales of our 6500 Packet-Optical Platform and $7.3 million of sales of our 5410 Reconfigurable Switching System, partially offset by a decrease of $11.3 million of sales of our CoreDirector® Multiservice Optical Switches. Sales of our 6500 Packet-Optical Platform reflect increased sales to AT&T, multiservice operator customers, Web-scale providers and government customers, partially offset by decreased sales to certain large communication service provider customers.

•
EMEA revenue reflects increases of $34.8 million in sales of Converged Packet Optical and $2.4 million in sales of Packet Networking. These increases were partially offset by decreases of $9.8 million in Optical Transport sales and $4.8 million in Software and Services sales. Converged Packet Optical sales reflect increases of $33.2 million of sales of our 6500 Packet-Optical Platform, $3.8 million of sales of our 5430 Reconfigurable Switching System and $1.2 million of sales of our 5410 Reconfigurable Switching System, partially offset by a decrease of $3.4 million of sales of our CoreDirector® Multiservice Optical Switches. Sales of our 6500 Packet-Optical Platform reflect increased sales to submarine network operators,Web-scale providers, multiservice operator customers, enterprise customers and certain large communication service providers.

•
CALA revenue reflects an $11.2 million decrease in Converged Packet Optical sales. This decrease was partially offset by increases of $6.2 million in Software and Services sales and $1.1 million in Optical Transport sales. Converged Packet Optical sales reflect a $29.1 million decrease in sales of our 5430 Reconfigurable Switching System. This decrease was partially offset by increases of $15.3 million in sales of our 6500 Packet-Optical Platform and $2.8 million of sales of our 5410 Reconfigurable Switching System. Sales of our 6500 Packet-Optical Platform reflect increased sales to communication service providers.

•
APAC revenue reflects increases of $38.0 million in Converged Packet Optical sales, $13.1 million in Software and Services sales and $8.3 million in Packet Networking sales. These increases were partially offset by a $2.6 million decrease in sales of Optical Transport. Converged Packet Optical sales reflect increases of $21.0 million of sales of our 6500 Packet-Optical Platform and $19.1 million of sales of our 5430 Reconfigurable Switching System. These increases were partially offset by decreases of $1.2 million of sales of our CoreDirector® Multiservice Optical Switches and $1.0 million of sales of our 5410 Reconfigurable Switching System. Sales of our 6500 Packet-Optical Platform reflect increased sales to communication service providers and sales through our strategic relationship with Ericsson. Sales of our 5430 Reconfigurable Switching System reflect increased sales to communication service providers and submarine network operators. Software and Services sales reflect increases of $6.1 million in installation and deployment services, $3.4 million in maintenance and support services, $2.6 million in software sales and $1.0 million in network transformation consulting.

Cost of Goods Sold and Gross Profit

The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Nine Months Ended July 31,				Increase
	2014	%*	2015	%*	(decrease)	%**
Total revenue	$1,697,326	100.0	$1,753,696	100.0	$56,370	3.3
Total cost of goods sold	969,811	57.1	981,121	55.9	11,310	1.2
Gross profit	$727,515	42.9	$772,575	44.1	$45,060	6.2
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2014 to 2015

	Nine Months Ended July 31,				Increase
	2014	%*	2015	%*	(decrease)	%**
Product revenue	$1,389,651	100.0	$1,428,114	100.0	$38,463	2.8
Product cost of goods sold	777,851	56.0	797,283	55.8	19,432	2.5
Product gross profit	$611,800	44.0	$630,831	44.2	$19,031	3.1
_____________________________________
*    Denotes % of product revenue
**    Denotes % change from 2014 to 2015

	Nine Months Ended July 31,				Increase
	2014	%*	2015	%*	(decrease)	%**
Service revenue	$307,675	100.0	$325,582	100.0	$17,907	5.8
Service cost of goods sold	191,960	62.4	183,838	56.5	(8,122)	(4.2)
Service gross profit	$115,715	37.6	$141,744	43.5	$26,029	22.5
_____________________________________
*    Denotes % of services revenue

**    Denotes % change from 2014 to 2015

•	Gross profit as a percentage of revenue increased as a result of the factors described below.

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

Operating Expense
The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Nine Months Ended July 31,				Increase
	2014	%*	2015	%*	(decrease)	%**
Research and development	$302,674	17.8	$306,342	17.5	$3,668	1.2
Selling and marketing	243,929	14.4	240,833	13.7	(3,096)	(1.3)
General and administrative	98,264	5.8	89,598	5.1	(8,666)	(8.8)
Acquisition and integration costs	—	—	3,455	0.2	3,455	—
Amortization of intangible assets	34,951	2.1	33,057	1.9	(1,894)	(5.4)
Restructuring costs	178	—	8,260	0.5	8,082	—
Total operating expenses	$679,996	40.1	$681,545	38.9	$1,549	0.2
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2014 to 2015

•
Research and development expense benefited $19.0 million, as a result of foreign exchange rates, net of hedging, primarily due to a stronger U.S. dollar in relation to the Canadian dollar. Including the effect of foreign exchange rates, research and development expenses increased by $3.7 million primarily reflecting increases of $6.2 million in facilities and information systems expense and a $3.0 million reduction in reimbursements from our strategic jobs investment fund grant from the province of Ontario due to the maximum funding limit being met in the second quarter of fiscal 2015. These increases were partially offset by a decrease of $6.0 million in professional services.

•
Selling and marketing expense benefited $12.7 million as a result of foreign exchange rates, primarily due to a stronger U.S. dollar in relation to the Euro and the Canadian Dollar. Including the effect of foreign exchange rates, selling and marketing expenses decreased by $3.1 million, primarily reflecting decreases of $1.6 million in trade show and related costs, $1.5 million in travel and related costs, and $1.1 million in professional services. These decreases were partially offset by an increase of $1.4 million in customer demonstration equipment.

•
General and administrative expense benefited $3.2 million as a result of foreign exchange rates, primarily due to a stronger U.S. dollar in relation to the Euro and the Canadian Dollar. Including the effect of foreign exchange rates, general and administrative expense decreased by $8.7 million, primarily reflecting a decrease in legal fees due to certain patent litigation costs incurred during fiscal 2014.

•	Acquisition and integration costs primarily reflects legal and accounting costs associated with the acquisition of Cyan.

•	Amortization of intangible assets decreased due to certain intangible assets having reached the end of their economic lives.

•
Restructuring costs primarily reflect certain severance and related expense associated with headcount reductions and initiatives to improve efficiency. During fiscal 2015, we have incurred approximately $8.3 million in restructuring costs, primarily reflecting a global workforce reduction of approximately 125 employees in the first quarter of fiscal 2015 as part of our business optimization strategy to improve our gross margin, constrain operating expense and redesign certain business processes, systems, and resources. As we look to manage operating expense and drive further efficiency and leverage from our operations, we will continue to assess allocation of headcount, facilities and other resources to ensure that they are optimized toward key growth opportunities.

Other items
The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Nine Months Ended July 31,				Increase
	2014	%*	2015	%*	(decrease)	%**
Interest and other income (loss), net	$(14,231)	(0.8)	$(19,273)	(1.1)	$(5,042)	35.4
Interest expense	$33,556	2.0	$38,491	2.2	$4,935	14.7
Provision for income taxes	$9,666	0.6	$7,767	0.4	$(1,899)	(19.6)
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2014 to 2015

•
Interest and other income (loss), net reflects a $7.3 million loss due to the remeasurement of assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity, partially offset by a $2.7 million non-cash gain related to the change in fair value of the embedded redemption feature associated with our 2015 Notes that matured in the second quarter of fiscal 2015.

•
Interest expense increased primarily due to the Term Loan entered into during the third quarter of fiscal 2014 and related interest payments. For additional information about our Term Loan, see Note 15 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

•	Provision for income taxes decreased primarily due to foreign tax expense, which is largely a result of reduced income from our Brazilian operations.

Segment Profit

The table below (in thousands, except percentage data) sets forth the changes in our segment profit for the respective periods:

	Quarter Ended July 31,
	2014	2015	Increase (decrease)	%*
Segment profit:
Converged Packet Optical	$104,020	$118,223	$14,203	13.7
Packet Networking	$14,566	$7,628	$(6,938)	(47.6)
Optical Transport	$8,900	$2,813	$(6,087)	(68.4)
Software and Services	$38,802	$40,826	$2,024	5.2
_____________________________________
*    Denotes % change from 2014 to 2015

•
Converged Packet Optical segment profit increased, primarily due to increased sales volume and improved gross margin. Increased sales volume is largely driven by service provider demand for convergence of high-capacity, coherent 40G and 100G network infrastructures with integrated OTN switching and control plane functionality.

•	Packet Networking segment profit decreased primarily due to decreased sales volume in North America as described above.

•
Optical Transport segment profit decreased primarily due to reduced sales volume and lower gross margin, slightly offset by lower research and development costs. Revenue for our Optical Transport segment, which currently consists principally of stand-alone WDM and SONET/SDH-based transport platforms, has experienced meaningful declines in annual revenue in recent years, reflecting network operators' transition toward next-generation network architectures as described above.

•	Software and Services segment profit increased primarily due to improved gross margin as described above, partially offset increases in software research and development costs.

The table below (in thousands, except percentage data) sets forth the changes in our segment profit for the respective periods:

	Nine Months Ended July 31,
	2014	2015	Increase (decrease)	%*
Segment profit:
Converged Packet Optical	$279,299	$322,652	$43,353	15.5
Packet Networking	$23,147	$18,910	$(4,237)	(18.3)
Optical Transport	$29,259	$13,428	$(15,831)	(54.1)
Software and Services	$93,136	$111,243	$18,107	19.4
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

•	Packet Networking segment profit decreased, due to lower sales volume and reduced gross margin, partially offset by lower research and development costs.

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

•
Software and Services segment profit increased, primarily due to increases in sales of installation services, software subscription services, support and consulting services, and increased margin due to lower repair costs to support maintenance service contracts. These increases were partially offset by increased software research and development costs.

Liquidity and Capital Resources
At July 31, 2015, our principal sources of liquidity were cash and cash equivalents, investments in marketable debt securities, representing U.S. treasuries and commercial paper, and our ABL Credit Facility. The following table sets forth changes in our cash and cash equivalents and investments in marketable debt securities (in thousands):

	October 31, 2014	July 31, 2015	Increase (decrease)
Cash and cash equivalents	$586,720	$697,091	$110,371
Short-term investments in marketable debt securities	140,205	160,067	19,862
Long-term investments in marketable debt securities	50,057	70,161	20,104
Total cash and cash equivalents and investments in marketable debt securities	$776,982	$927,319	$150,337

The change in total cash and cash equivalents and investments in marketable debt securities during the first nine months of fiscal 2015 was primarily related to the following:

•	$177.5 million cash generated from operations, consisting of $168.5 million provided by net income (adjusted for non-cash charges) and $9.0 million provided by working capital;

•	$39.7 million used for purchases of equipment, furniture, and fixtures and intellectual property;

•	$16.3 million provided by settlement of foreign currency forward contracts, net;

•	$6.4 million used to pay capital lease obligations;

•	$2.0 million used for the purchase of a cost method investment;

•	$8.9 million used for repayment of long-term debt;

•	$19.6 million provided by stock issuances under our employee stock purchase plan and exercise of stock options; and

•	$5.3 million decrease due to the effect of exchange rate changes on cash and cash equivalents.

Ciena and certain of its subsidiaries are parties to a senior secured asset-based revolving credit facility (the “ABL Credit Facility”) providing for a total commitment of $200.0 million with a maturity date of December 31, 2016. Ciena principally uses the ABL Credit Facility to support the issuance of letters of credit that arise in the ordinary course of its business and thereby to reduce its use of cash required to collateralize these instruments. As of July 31, 2015, letters of credit totaling $54.3 million were collateralized by our ABL Credit Facility. There were no borrowings outstanding under the ABL Credit Facility as of July 31, 2015.
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
The following sections set forth the components of our $177.5 million of cash generated from operating activities during the first nine months of fiscal 2015:
Net income (adjusted for non-cash charges)
The following table sets forth (in thousands) our net income (adjusted for non-cash charges) during the period:

Nine months ended
July 31, 2015
Net income	$25,499
Adjustments for non-cash charges:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	41,601
Share-based compensation costs	32,402
Amortization of intangible assets	39,659
Provision for inventory excess and obsolescence	18,010
Provision for warranty	12,549
Other	(1,220)
Net income (adjusted for non-cash charges)	$168,500

Working Capital

Accounts Receivable, Net

Cash used by accounts receivable during the first nine months of fiscal 2015, net of a $0.8 million provision for doubtful accounts, was $12.1 million. Our days sales outstanding (DSOs) decreased from 86 days for the first nine months of fiscal 2014 to 82 days for the first nine months of fiscal 2015.

The following table sets forth (in thousands) changes to our accounts receivable, net of allowance for doubtful accounts, from the end of fiscal 2014 through the end of the third quarter of fiscal 2015:

	October 31, 2014	July 31, 2015	Increase (decrease)
Accounts receivable, net	$518,981	$530,261	$11,280

Inventory

Cash generated from decreases in inventory during the first nine months of fiscal 2015 was $42.6 million. Our inventory turns increased from 3.5 turns during the first nine months of fiscal 2014 to 5.5 turns during the first nine months of fiscal 2015. Our inventory balance, as reported on our Condensed Consolidated Balance Sheet, decreased by $60.6 million during the first nine months of fiscal 2015 reflecting, in part, certain supply chain initiatives to improve manufacturing efficiencies and inventory management and the reduction of deferred costs of sales. The reduction of the deferred costs of sales relates to the completion of certain submarine network projects. This change reflects $42.6 million of cash provided by inventory and a $18.0 million non-cash provision for excess and obsolescence. The following table sets forth (in thousands) changes to the components of our inventory from the end of fiscal 2014 through the end of the third quarter of fiscal 2015:

	October 31, 2014	July 31, 2015	Increase (decrease)
Raw materials	$64,853	$54,112	$(10,741)
Work-in-process	8,371	8,924	553
Finished goods	165,799	119,635	(46,164)
Deferred cost of goods sold	75,763	59,606	(16,157)
Gross inventory	314,786	242,277	(72,509)
Provision for inventory excess and obsolescence	(60,126)	(48,260)	11,866
Inventory	$254,660	$194,017	$(60,643)

Prepaid expense and other

Cash used in prepaid expense and other during the first nine months of fiscal 2015 was $5.3 million, primarily due to higher maintenance spares.

Accounts payable, accruals and other obligations

Utilization of cash resources for accounts payable, accruals and other obligations during the first nine months of fiscal 2015 was $39.3 million. The $6.2 million change in accounts payable, accruals and other obligations on our Condensed Consolidated Balance Sheet reflects this utilization offset by the recording of $46.8 million in the following accruals and other obligations: $1.7 million related to our foreign currency forward contracts, $2.9 million related to our forward starting interest rate swap and $12.5 million relating to warranties, $9.1 million for financing activities relating to unpaid capital leases, $11.8 million for investing activities related to equipment purchases and $8.8 million for investing activities related to property acquired under a build-to-suit lease. These accruals and other obligations were offset by $1.3 million foreign currency translation impact related to unpaid capital leases.

The following table sets forth (in thousands) changes in our accounts payable, accruals and other obligations from the end of fiscal 2014 through the end of the third quarter of fiscal 2015:

	October 31, 2014	July 31, 2015	Increase (decrease)
Accounts payable	$209,777	$201,774	$(8,003)
Accrued liabilities	276,608	272,691	(3,917)
Other long-term obligations	45,390	63,482	18,092
Accounts payable, accruals and other obligations	$531,775	$537,947	$6,172

Interest Paid on Convertible Notes, ABL Credit Facility and Term Loan

The final interest payment owing on our 4.0% convertible senior notes, due March 15, 2015, was paid during the second fiscal quarter of 2015. We paid $3.8 million of interest on these convertible notes during the first nine months of fiscal 2015.

Interest on our outstanding 0.875% convertible senior notes, due June 15, 2017, is payable on June 15 and December 15 of each year. We paid $4.4 million in interest on these convertible notes during the first nine months of fiscal 2015.

Interest on our outstanding 3.75% convertible senior notes, due October 15, 2018, is payable on April 15 and October 15 of each year. We paid $6.6 million in interest on these convertible notes during the first nine months of fiscal 2015.

Interest on our outstanding 4.0% convertible senior notes, due December 15, 2020, is payable on June 15 and December 15 of each year. We paid $7.5 million in interest on these convertible notes during the first nine months of fiscal 2015.

Interest on our outstanding Term Loan, due July 15, 2019, is payable periodically based on the underlying market index rate selected for borrowing. We paid $7.1 million in interest on this term loan during the first nine months of fiscal 2015.

During the first nine months of fiscal 2015, we utilized the ABL Credit Facility to collateralize certain standby letters of credit. We paid $1.3 million in commitment fees, interest expense and other administrative charges relating to our ABL Credit Facility during the first nine months of fiscal 2015.

For additional information about our convertible notes and Term Loan, see Note 15 to our Condensed Consolidated Financial Statements included in in Item 1 of Part I of this report.

Deferred revenue

Deferred revenue increased by $23.0 million during the first nine months of fiscal 2015. Product deferred revenue represents either payments received in advance of shipment or payments received after shipment but before revenue recognition. Services deferred revenue is related to payment for service contracts for which revenue will be recognized over the contract term. The following table reflects (in thousands) the balance of deferred revenue and the change in this balance from the end of fiscal 2014 through the first nine months of fiscal 2015:

	October 31, 2014	July 31, 2015	Increase (decrease)
Products	$50,457	$56,355	$5,898
Services	95,161	112,278	17,117
Total deferred revenue	$145,618	$168,633	$23,015

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

The following is a summary of our future minimum payments under contractual obligations as of July 31, 2015 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Principal due at maturity on convertible notes (1)	$1,067,127	$—	$500,000	$350,000	$217,127
Principal due on Term Loan	247,500	2,500	5,000	240,000	—
Interest due on convertible notes	95,938	25,000	45,625	21,563	3,750
Interest due on Term Loan (2)	37,018	9,404	18,472	9,142	—
Payments due under Interest Rate Swap (2)	9,319	3,144	6,175	—	—
Operating leases (3)	149,235	32,150	48,645	21,991	46,449
Purchase obligations (4)	199,033	199,033	—	—	—
Capital leases— equipment	6,713	6,241	472	—	—
Capital leases— buildings (5)	127,982	1,720	9,079	14,841	102,342
Other obligations	3,688	3,227	461	—	—
Total (6)	$1,943,553	$282,419	$633,929	$657,537	$369,668
_____________________________________

(1)	Includes the accretion of the principal amount on the 2020 Notes payable at maturity at a rate of 1.85% per year compounded semi-annually, commencing December 27, 2012.

(2)	Interest on the Term Loan and payments due under the Interest Rate Swap are variable and were calculated using the rate in effect on the balance sheet date.

(3)	Does not include variable insurance, taxes, maintenance and other costs required by the applicable operating lease. These costs are not expected to have a material future impact.

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

(6)
As of July 31, 2015, we also had approximately $11.8 million of other long-term obligations in our Condensed Consolidated Balance Sheet for unrecognized tax positions that are not included in this table because the timing of any cash settlement with the respective tax authority, if any, cannot be reasonably estimated.

Some of our commercial commitments, including some of the future minimum payments in operating leases set forth above and certain commitments to customers, are secured by standby letters of credit collateralized under our ABL Credit Facility or restricted cash. Restricted cash balances are included in other current assets or other long-term assets depending upon the duration of the underlying letter of credit obligation. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of July 31, 2015 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Standby letters of credit	$54,304	$26,162	$14,285	$6,000	$7,857

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

We apply the percentage-of-completion method to long-term arrangements where we are required to undertake significant production, customization or modification engineering, and reasonable and reliable estimates of revenue and cost are available. Utilizing the percentage-of-completion method, we recognize revenue based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred. In instances that do not meet the percentage-of-completion method criteria, recognition of revenue is deferred until there are no uncertainties regarding customer acceptance. Unbilled percentage- of-completion revenues recognized are included in accounts receivable, net. Billings in excess of revenues recognized on these contracts are recorded within deferred revenue. The percentage of total revenue recognized using the percentage-of-completion method for the first nine months ended July 31, 2014 and July 31, 2015 were 4.3% and 1.9%, respectively.

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

Our total deferred revenue for products was $50.5 million and $56.4 million as of October 31, 2014 and July 31, 2015, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $95.2 million and $112.3 million as of October 31, 2014 and July 31, 2015, respectively.

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

Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. We estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measurement of estimated fair value of our share-based compensation. See Note 18 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of

July 31, 2015, total unrecognized compensation expense was $72.8 million, which relates to unvested restricted stock units and this expense is expected to be recognized over a weighted-average period of 1.5 years.

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
For fiscal 2015, the Compensation Committee has approved an annual cash incentive arrangement generally applicable to full-time employees excluding commissioned salespersons, with the aggregate amount of any awards payable dependent upon the achievement of certain financial and operational goals for fiscal 2015. Given that the awards are generally contingent upon achieving annual objectives, the payment of cash incentive awards is not expected to be made until after fiscal year-end results are finalized. As a result, the expense that we accrue for incentive compensation in any interim period in fiscal 2015 is based upon estimates of expected financial results for the year and expected performance against relevant operating objectives. Because assessing actual performance against many of these objectives cannot generally occur until at or near fiscal year-end, determining the amount of expense that we incur in our interim financial statements for incentive compensation involves the judgment of management. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. We incurred an aggregate of $37.1 million of expense in the first nine months of fiscal 2015 associated with our cash incentive bonus plan for fiscal 2015.
Reserve for Inventory Obsolescence

We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. Upon recognition of the write down, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In an effort to limit our exposure to delivery delays and to satisfy customer needs we purchase inventory based on forecasted sales across our product lines. In addition, part of our research and development strategy is to promote the convergence of similar features and functionalities across our product lines. Each of these practices exposes us to the risk that our customers will not order products for which we have forecasted sales, or will purchase less than we have forecasted. Historically, we have experienced write downs due to changes in our strategic direction, discontinuance of a product and declines in market conditions. We recorded charges for excess and obsolete inventory of $22.0 million and $18.0 million in the first nine months of fiscal 2014 and 2015, respectively. The charges in fiscal 2015 primarily related to the discontinuance of certain parts and components used in the manufacture of Converged Packet Optical products and decreases in forecasted demand for our legacy, stand-alone WDM and SONET/SDH-based transport platforms and our 5410 Service Aggregation Switch. Our inventory net of allowance for excess and obsolescence was $254.7 million and $194.0 million as of October 31, 2014 and July 31, 2015, respectively.

Allowance for Doubtful Accounts Receivable

Our allowance for doubtful accounts receivable is based on management's assessment, on a specific identification basis, of the collectibility of customer accounts. We perform ongoing credit evaluations of our customers and generally have not required collateral or other forms of security from customers. In determining the appropriate balance for our allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectibility. In doing so, we consider creditworthiness, payment history, account activity and communication with such customer. If a customer's financial condition changes, or if actual defaults are higher than our historical experience, we may be required to take a charge for an allowance for doubtful accounts receivable which could have an adverse impact on our results of operations. Our accounts receivable, net of allowance for doubtful accounts, was $519.0 million and $530.3 million as of October 31, 2014 and July 31, 2015, respectively. Our allowance for doubtful accounts was $2.1 million and $2.3 million as of October 31, 2014 and July 31, 2015, respectively.

Long-lived Assets

Our long-lived assets include: equipment, building, furniture and fixtures, finite-lived intangible assets and maintenance spares. As of October 31, 2014 and July 31, 2015, these assets totaled $309.4 million and $307.6 million, net, respectively. We test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets' carrying amount is not recoverable from its undiscounted cash flows. Our long-lived assets are assigned to asset groups which represent the lowest level for which we identify cash flows.We measure impairment loss as the amount by which the carrying amount of the asset or asset group exceeds its fair value.

Deferred Tax Valuation Allowance

As of July 31, 2015, we have recorded a valuation allowance offsetting substantially all our net deferred tax assets of $1.5 billion. When measuring the need for a valuation allowance, we assess both positive and negative evidence regarding the realizability of these deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as our operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, our cumulative loss during this three-year period represents sufficient negative evidence regarding the need for nearly a full valuation allowance. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income or as an adjustment to paid-in capital, based on tax ordering requirements.

Warranty

Our liability for product warranties, included in other accrued liabilities, was $56.0 million and $53.8 million as of October 31, 2014 and July 31, 2015, respectively. Our products are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties was $18.7 million and $12.5 million for the first nine months of fiscal 2014 and 2015, respectively. See Note 12 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report. The provision for warranty claims may fluctuate on a quarterly basis depending upon the mix of products and customers in that period. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. An increase in warranty claims or the related costs associated with satisfying our warranty obligations could increase our cost of sales and negatively affect our gross margin.

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

Our earnings and cash flows from operations may be exposed to changes in interest rates because of the floating rate of interest in our Term Loan. See Note 15 to our Condensed Consolidated Financial Statements for information relating to the

Term Loan. The Term Loan bears interest at LIBOR plus a spread of 300 basis points subject to a minimum LIBOR rate of 0.75%. As of July 31, 2015, the interest rate in effect on our Term Loan was 3.75%. During fiscal 2014, Ciena entered into interest rate cap arrangements to limit the interest rate under the Term Loan to a maximum LIBOR rate of 0.75% plus a spread of 300 basis points through July 2015. Also in fiscal 2014, Ciena entered into interest rate swap arrangements ("interest rate swap") that fix the total interest rate under the Term Loan at 5.004%, for the period commencing on July 20, 2015 through July 19, 2018. As such, a 100 basis point increase in the LIBOR rate as of our most recent LIBOR rate setting would have an immaterial impact in annualized interest expense on our Term Loan as recognized in our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Risk. As a global concern, our business and results of operations are exposed to and can be impacted by movements in foreign currency exchange rates. Due to our global sales presence, some of our sales transactions and revenue are non-U.S. dollar denominated, with the Canadian Dollar and Euro being our most significant foreign currency revenue exposures. If the U.S. dollar strengthens against these currencies, our revenue for these transactions reported in U.S. dollars would decline. For our U.S. dollar denominated sales, an increase in the value of the U.S. dollar would increase the real costs of our products to customers in markets outside the United States, which could impact our competitive position. During the first nine months of fiscal 2015, approximately 22.2% of revenue was non-U.S. dollar denominated. During the first nine months of fiscal 2015 as compared to the nine months of fiscal 2014, the U.S. dollar strengthened against a number of foreign currencies, including the Canadian Dollar and Euro and, consequently, our revenue reported in U.S. dollars was adversely impacted by approximately $37.9 million or 2.1%. As it relates to costs of goods sold, employee-related and facilities costs associated with certain manufacturing-related operations in Canada represent our primary exposure to foreign currency exchange risk.
With regard to operating expense, our primary exposure to foreign currency exchange risk relates to the Canadian Dollar, British Pound, Euro and Indian Rupee. During the first nine months of fiscal 2015, approximately 50.2% of our operating expense was non-U.S. dollar denominated. If these or other currencies strengthen, costs reported in U.S. dollars will increase. During the first nine months of fiscal 2015, research and development expense benefited approximately $19.0 million, net of hedging, due to the strengthening of the U.S. dollar in relation to the Canadian Dollar in comparison to the first nine months of fiscal 2014. During the first nine months of fiscal 2015, selling and marketing expense and general and administrative expenses benefited $12.7 million and $3.2 million, respectively, due to foreign exchange rates, primarily due to the strengthening of the U.S. dollar in relation to the Euro and the Canadian Dollar in comparison to the first nine months of fiscal 2014.
From time to time, Ciena uses foreign currency forward contracts to reduce variability in certain forecasted non-U.S. dollar denominated cash flows. Generally, these derivatives have maturities of fifteen months or less and are designated as cash flow hedges. At the inception of the cash flow hedge, and on an ongoing basis, Ciena assesses whether the forward contract has been effective in offsetting changes in cash flows attributable to the hedged risk during the hedging period. The effective portion of the derivative's net gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon the occurrence of the forecasted transaction, is subsequently reclassified to the line item in the Condensed Consolidated Statement of Operations to which the hedged transaction relates. Any net gain or loss associated with the ineffectiveness of the hedging instrument is reported in interest and other income (loss), net.
Ciena Corporation, as the U.S. parent entity, uses the U.S. dollar as its functional currency; however some of Ciena's foreign branch offices and subsidiaries use the local currency as their functional currency. During the first nine months of fiscal 2015, Ciena recorded $32.9 million in foreign currency exchange losses, as a result of monetary assets and liabilities that were transacted in a currency other than the entity's functional currency, and the re-measurement adjustments were recorded in interest and other income (loss), net on the Condensed Consolidated Statement of Operations. From time to time, Ciena uses foreign currency forwards to hedge these balance sheet exposures. These forwards are not designated as hedges for accounting purposes and any net gain or loss associated with these derivatives is reported in interest and other income (loss), net. See Note 2, Note 4 and Note 13 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From May 15 through June 3, 2015, five separate putative class action lawsuits in connection with Ciena’s then-pending acquisition of Cyan, Inc. (“Cyan”) were filed in the Court of Chancery of the State of Delaware:

•	Luvishis v. Cyan, Inc., et al., C.A. No. 11027-CB, filed May 15, 2015

•	Poll v. Cyan, Inc., et al., C.A. No. 11028-CB, filed May 15, 2015

•	Canzano v. Floyd, et al., C.A. No. 11052-CB, filed May 20, 2015

•	Kassis v. Cyan, Inc., et al., C.A. No. 11069-CB, filed May 27, 2015

•	Fenske v. Cyan, Inc., et al., C.A. No. 11090-CB, filed June 3, 2015

Each of the complaints named Cyan (except for the Canzano complaint), Ciena, Neptune Acquisition Subsidiary, Inc., a Ciena subsidiary created solely for the purpose of effecting the acquisition (“Merger Sub”), and the members of Cyan’s board of directors as defendants. On June 23, 2015, each of these lawsuits was consolidated into a single case captioned In Re Cyan, Inc. Shareholder Litigation, Consol. C.A. No. 11027-CB. On July 9, 2015, plaintiffs filed a verified amended class action complaint, naming Ciena, Merger Sub and the members of Cyan’s board of directors as defendants. The amended complaint alleges, among other things, that the Cyan board members breached their fiduciary duties by failing to take steps to maximize the value of Cyan to its public stockholders, taking steps to avoid competitive bidding, failing to properly value Cyan and obtain the best exchange ratio, ignoring or not protecting against certain conflicts of interest, and failing to disclose all material information necessary for Cyan stockholders to make an informed decision regarding the acquisition. The amended complaint also alleges that Ciena and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the Cyan board members. The amended complaint seeks (i) preliminary and permanent injunctive relief enjoining Cyan and Ciena from consummating the merger, (ii) in the event the merger is consummated prior to the entry of the court’s final judgment, rescission of the merger or rescissory damages, (iii) recovery through an accounting of all damages caused as a result of the alleged breaches of fiduciary duties, and (iv) costs including attorneys’ fees and experts’ fees. On August 10, 2015, the defendants filed motions to dismiss the amended complaint. No briefing schedule or hearing date has been set on these motions. We believe that the consolidated lawsuit is without merit and intend to defend it vigorously.
As a result of our acquisition of Cyan in August 2015, we became a defendant in a securities class action lawsuit. On April 1, 2014, a purported stockholder class action lawsuit was filed in the Superior Court of California, County of San Francisco, against Cyan, the members of Cyan’s board of directors, Cyan’s former Chief Financial Officer, and the underwriters of Cyan’s initial public offering. On April 30, 2014, a substantially similar lawsuit was filed in the same court against the same defendants. The two cases have been consolidated as Beaver County Employees Retirement Fund, et al. v. Cyan, Inc. et al., Case No. CGC-14-539008. The consolidated complaint alleges violations of federal securities laws on behalf of a purported class consisting of purchasers of Cyan’s common stock pursuant or traceable to the registration statement and prospectus for Cyan’s initial public offering in April 2013, and seeks unspecified compensatory damages and other relief. In July 2014, the defendants filed a demurrer to the consolidated complaint, which the court overruled in October 2014 and allowed the case to proceed. On August 25, 2015, the defendants filed a motion for judgment on the pleadings based on an alleged lack of subject matter jurisdiction over the case. We believe that the consolidated lawsuit is without merit and intend to defend it vigorously.
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
Our revenue and results of operations can fluctuate significantly and unpredictably from quarter to quarter. Our budgeted expense levels are based on our visibility into customer spending plans and our projections of future revenue and gross margin. Customer spending levels are uncertain and subject to change and reductions in our expense levels to react to deviations from our projections can take significant time to implement. Because the percentage of revenue that we generate from customer orders placed during that quarter has increased as compared to prior periods, this may increase the likelihood of fluctuations in our results. Our revenue for a particular quarter is difficult to predict, and a shortfall in expected orders in a given quarter can materially adversely affect our revenue and results of operations for that quarter or future quarterly periods. Additional factors that contribute to fluctuations in our revenue and operating results include:

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

A small number of large communications service providers account for a significant portion of our revenue, and the loss of any of these customers, a significant reduction in their spending, or a material change in their networking or procurement strategies could have a material adverse effect on our business and results of operations.

While our customer base has diversified in recent years to include a number of network operators and new customer verticals, including Web-scale providers and cable and multiservice operators, a significant portion of our revenue remains concentrated among a few, large global communications service providers. By way of example, AT&T accounted for approximately 18.5% of fiscal 2014 revenue, and our largest ten customers contributed 56.4% of fiscal 2014 revenue. Consequently, our financial results are closely correlated with the spending of a relatively small number of customers and can be significantly affected by market, industry or competitive dynamics affecting their businesses. The loss of a significant customer could have a material adverse effect on our business and results of operations. Our business and results of operations can also be materially adversely impacted by reductions in spending or capital expenditure budgets by our largest service provider customers. Because the terms of our framework contracts do not obligate customers to purchase any minimum or guaranteed order quantities, and customers often have the right to modify or cancel orders, there can be no assurance as to spending levels, and spending levels can be unpredictable.

Our reliance upon a relatively small number of customers also increases our exposure to changes in their network priorities and purchasing strategies. These customers have previously undertaken, and may undertake in the future, procurement initiatives or adopt network strategies adverse to our business. These initiatives may seek to achieve reductions in capital expenditure, require commercial concessions from suppliers or reduce the number of direct suppliers of networking technology. A number of our customers, including service providers, are pursuing network strategies that that seek to enhance software programmability, management and control of networks and deploy off-the-shelf or commoditized hardware technology in lieu of existing solutions. These strategies may present challenges and opportunities for our business, particularly where we are an incumbent equipment vendor, and may expand and intensify the landscape in which we compete for sales to these customers. The loss of a significant customer, a significant reduction in their spending, or a material change in their networking or procurement strategies could have a material adverse effect on our business, financial condition and results of operations.

We face intense competition that could hurt our sales and results of operations and we expect our competitive landscape to broaden to include additional solutions providers.
We face a competitive market for sales of communications networking equipment, software and services, and this level of competition could result in pricing pressure, reduced demand, commercial concessions, lower gross margins and loss of market share that could harm our business and results of operations. Competition is intense on a global basis, as we and our competitors aggressively seek to displace incumbent equipment vendors at large service providers and secure new customers. In an effort to maintain our incumbency and secure additional customer opportunities, we have in the past, and may in the future, agree to aggressive pricing, commercial concessions and other unfavorable terms that reduce our revenue and result in low or negative gross margins on a particular order or group of orders.

We expect our competitive landscape to broaden, as multinational equipment vendors seek to promote adoption of competing architectural approaches for next-generation networks and retain incumbent positions with large customers globally. As we expand our solutions offering, and, as network technologies, features and layers converge, we expect that our business will overlap more directly with additional networking solution suppliers, including IP router vendors and system integrators. In addition, as demands for software programmability, management and control increase, we expect to increasingly compete with software vendors and other information technology vendors. We may also face increased competition from companies who develop networking products based on off-the-shelf or commoditized hardware technology, referred to as "white box" hardware, particularly where our customer's network strategies seek to emphasize deployment of those product offerings. The expansion of our competitive landscape, and entry of new competitors into our markets and customers, may adversely impact our business and results of operations.

Generally, competition in our markets is based on any one or a combination of the following factors:

•	product functionality, speed, capacity, scalability and performance;

•	price and total cost of ownership of our solutions;

•	incumbency and existing business relationships;

•	ability to offer comprehensive networking solutions, consisting of equipment, software and network consulting services;

•	product development plans and the ability to meet customers' immediate and future network requirements;

•	flexibility and openness of platforms, including ease of integration, interoperability and integrated software programmability and management;

•	manufacturing and lead-time capability; and

•	services and support capabilities.

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

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. Due to our global presence, a significant percentage of our revenue, operating expense and assets and liabilities are non-U.S. dollar denominated and therefore subject to foreign currency fluctuation. We face exposure to currency exchange rates as a result of the growth in our non-U.S. dollar denominated operating expense in Canada, Europe, Asia and Latin America. An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of materials or service that we purchase in foreign currencies. From time to time, we may hedge against currency exposure associated with anticipated foreign currency cash flows or assets and liabilities denominated in foreign currency. Such attempts to offset the impact of currency fluctuations are costly, and no amount of hedging can be effective against all circumstances. Losses associated with these hedging instruments and the adverse effect of foreign currency exchange rate fluctuation may negatively affect our results of operations.

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

At July 31, 2015, indebtedness on our outstanding convertible notes totaled approximately $1.0 billion in aggregate principal, including the accretion of principal at maturity on our 4.0% convertible senior notes due in 2020 ("2020 Notes"). In the event that some or all of these notes are converted into common stock, the ownership interests of our existing stockholders will be diluted, and any sales of such shares in the public market following conversion may adversely affect the market price for our common stock. We are also a party to credit agreements relating to a $200 million senior secured asset-based revolving credit facility and a $250 million senior secured term loan. The agreements governing these credit facilities contain certain covenants that limit our ability, among other things, to incur additional debt, create liens and encumbrances, pay cash dividends, redeem or repurchase stock, enter into certain acquisition transactions or transactions with affiliates, repay certain indebtedness, make investments or dispose of assets. The agreements also include customary remedies, including the right of the lenders to take action with respect to the collateral securing the loans, that would apply should we default or otherwise be unable to satisfy our debt obligations.

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

We may acquire or make investments in other technology companies, or enter into other strategic relationships, to expand the markets we address, diversify our customer base or acquire, or accelerate the development of, technology or products. To do so, we may use cash, issue equity that could dilute our current stockholders, or incur debt or assume indebtedness. These transactions, including our recently completed acquisition of Cyan, Inc. ("Cyan"), involve numerous risks, including:

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

As of July 31, 2015, our balance sheet includes $307.6 million in long-lived assets, which includes $89.0 million of intangible assets. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These assumptions are used to forecast future, undiscounted cash flows upon which our estimates are based. Periods of significant uncertainty or instability of macroeconomic conditions can make forecasting future business difficult. If actual market conditions differ or our forecasts change, we may be required to reassess long-lived assets and could record an impairment charge. Any impairment charge relating to long-lived assets would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

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
Risks Relating to Our Acquisition of Cyan, Inc.
We may fail to realize the anticipated benefits of the merger.
The success of the merger will depend on, among other things, our ability to combine our business with that of Cyan in a manner that facilitates growth opportunities and realizes anticipated growth and cost savings. We believe that the merger will provide an opportunity for long-term revenue growth based on Cyan’s software capabilities as well as near term value in Cyan’s packet-optical hardware business. If the SDN and NFV markets do not develop as we anticipate, or if we are unable to increase market awareness and adoption of our Blue Planet solutions within those markets, demand for our Blue Planet solutions may not grow, and our future results would be adversely affected. As a result, the success of the merger and our long-term success will depend to a significant extent on potential customers recognizing the benefits of our next-generation software, and the willingness of service providers and high-performance data center and other network operators to increase their use of SDN and NFV solutions in their networks. The market for SDN and NFV solutions is at an early stage and it is difficult to predict important trends, including the potential growth, if any, of this market. If the market for SDN and NFV solutions does not evolve in the way we anticipate or if customers do not recognize the benefits of our solutions, we may not to be able to increase sales of our Blue Planet platform. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected.
The failure to integrate successfully the business and operations of Cyan in the expected time frame may adversely affect our future results.
There can be no assurances that we will successfully integrate Cyan's business. It is possible that the integration process could result in the loss of key Ciena or former Cyan employees, the loss of customers, the disruption of either company’s or both companies’ ongoing businesses or in unexpected integration issues, greater than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in integrating our operations with those of Cyan in order to realize the anticipated benefits of the merger so the combined company performs as expected:

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

•	integrating the companies’ technologies and unifying the hardware and software solutions offerings and services available to customers;

•	identifying and eliminating redundant costs and underperforming functions and assets;

•	harmonizing the companies’ operating practices, employee-related policies and compensation programs, internal controls and other policies, procedures and processes;

•	maintaining existing agreements with customers, distributors and vendors and avoiding delays in entering into new agreements with prospective customers, distributors and vendors;

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•	consolidating the companies’ administrative, information technology and business systems infrastructure; and

•	coordinating distribution and marketing efforts.
In addition, at times, the attention of certain members of our management and resources may be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt our ongoing business and the business of the combined company.
Combining our business with Cyan’s business may be more difficult, costly or time-consuming than expected, which may adversely affect our business results and negatively affect the value of our common stock.
If we are not able to successfully combine the businesses in an efficient and effective manner, the anticipated benefits and cost savings of the merger may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may be affected adversely. An inability to realize the full extent of the anticipated benefits of the merger and the other transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect upon our revenues, level of expenses and operating results, which may adversely affect the value of our common stock. In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and cost savings, if achieved, may be lower than what we expect and may take longer to achieve than anticipated. If we are not able to adequately address integration challenges, we may be unable to successfully integrate our operations with those of Cyan or to realize the anticipated benefits of the integration of the two companies.
We will incur significant transaction and merger-related costs in connection with the merger.
We have incurred and expect to incur a number of non-recurring costs associated with the merger. These costs and expenses include fees paid to financial, legal and accounting advisors, facilities and systems consolidation costs, severance and other potential employment-related costs, including payments that may be made to certain former Cyan executives, filing fees, printing expenses and other related charges. We currently estimate the aggregate amount of our expenses to be $25.0 million. There are also a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the merger and the integration of the two companies’ businesses. While we have assumed that a certain level of expenses would be incurred in connection with the merger and the other transactions contemplated by the merger agreement, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.
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
Lawsuits have been filed against us and Cyan challenging the merger and an adverse ruling may adversely affect Ciena's operations and liquidity.
From May 15 through June 3, 2015, five separate putative class action lawsuits in connection with Ciena’s acquisition of Cyan, Inc. ("Cyan") were filed in the Court of Chancery of the State of Delaware:

•	Luvishis v. Cyan, Inc., et al., C.A. No. 11027-CB, filed May 15, 2015

•	Poll v. Cyan, Inc., et al., C.A. No. 11028-CB, filed May 15, 2015

•	Canzano v. Floyd, et al., C.A. No. 11052-CB, filed May 20, 2015

•	Kassis v. Cyan, Inc., et al., C.A. No. 11069-CB, filed May 27, 2015

•	Fenske v. Cyan, Inc., et al., C.A. No. 11090-CB, filed June 3, 2015

On June 23, 2015, each of these five putative class actions lawsuits was consolidated into a single case captioned In Re Cyan, Inc. Shareholder Litig., Consol. C.A. No. 11027-CB (the “Consolidated Action”). On July 9, 2015, a Verified Amended Class Action was filed in the Consolidated Action naming Ciena, Neptune Acquisition Subsidiary and members of the Cyan board of directors as defendants. This amended complaint alleges, among other things, that members of the Cyan board breached their fiduciary duties by failing to take steps to maximize the value of Cyan to its public stockholders, taking steps to avoid competitive bidding, failing to properly value Cyan and obtain the best exchange ratio, ignoring or not protecting against conflicts of interest and by failing to disclose all material information necessary for Cyan stockholders to make an informed decision regarding the Cyan merger. The amended complaint also alleges that Ciena and Neptune Acquisition Subsidiary, Inc. aided and abetted the Cyan board members’ breaches of their fiduciary duties. The amended complaint seeks (i) preliminary and permanent injunctive relief enjoining Cyan and Ciena from consummating the merger; (ii) in the event the merger is consummated prior to the entry of the Court’s final judgment, rescission of the merger or an award of rescissory damages; and (iii) recovery through an accounting by the defendants of all damages caused by them as a result of the alleged breaches of fiduciary duties. The actions also seek to recover costs, including attorneys’ fees and experts’ fees. The Consolidated Action is in a preliminary stage. Additional lawsuits may be filed against us and our and Cyan’s former directors and officers alleging similar or additional claims. The outcome of the Consolidated Action described above or any other lawsuit that may be brought challenging the merger is uncertain. An adverse judgment for monetary damages could have an adverse effect on our operations and liquidity.
Third parties with whom Cyan had a business relationship may terminate or alter existing contracts or relationships with us.
As a result of the merger, Ciena assumed Cyan's contracts with customers, suppliers, vendors, landlords, licensors and other business partners. Certain of these contracts require consent from these other parties in connection with the merger. If these consents cannot be obtained, Ciena may suffer a loss of potential future revenue and may lose rights that are material to its business and the business of the combined company. In addition, third parties with whom we have (or Cyan had) relationships may terminate or otherwise reduce the scope of their relationship with us now that the merger is complete. Any such disruptions could limit our ability to achieve the anticipated benefits of the merger.
We may be unable to retain Cyan personnel successfully now that the merger has been completed.
The success of the merger will significantly depend on our ability to retain the talents and dedication of key professionals formerly employed by Cyan. It is possible that these employees may decide not to remain with the combined company. If key employees terminate their employment, or if an insufficient number of employees is retained to maintain effective operations, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating Cyan to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, we and Cyan may not be able to locate suitable replacements for any key employees that leave either company or offer employment to potential replacements on reasonable terms.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

2.1
Agreement and Plan of Merger, dated as of May 3, 2015, among Ciena Corporation, Neptune Acquisition Subsidiary, Inc. and Cyan, Inc. (Incorporated by reference from Exhibit 2.1 to Ciena's Current Report on Form 8-K filed on May 4, 2015)

2.2
Amendment No. 1, dated as of June 2, 2015, to Agreement and Plan of Merger, dated as of May 3, 2015, among Ciena Corporation, Cyan, Inc. and Neptune Acquisition Subsidiary, Inc. (Incorporated by reference from Annex A to Ciena's Registration Statement on Form S-4 (File No. 333-204732) filed on June 4, 2015)

4.1
Indenture, dated as of December 12, 2014, between Ciena (as successor to Cyan, Inc.) and U.S. Bank National Association (Incorporated by reference from Exhibit 4.1 to Cyan, Inc.’s Current Report on Form 8-K filed December 17, 2014)

4.2
First Supplemental Indenture, dated as of April 27, 2015, between Cyan, Inc. and U.S. Bank National Association (Incorporated by reference from Exhibit 4.2 to Cyan Inc.’s Quarterly Report on Form 10-Q filed on May 13, 2015)

4.3
Second Supplemental Indenture, dated as of August 3, 2015, among Ciena, Cyan, Inc. and U.S. Bank National Association (Incorporated by reference herein from Exhibit 4.3 to Ciena's Current Report on Form 8-K filed on August 3, 2015)

4.4
Third Supplemental Indenture, dated as of August 3, 2015, among Ciena, Cyan, Inc. and U.S. Bank National Association (Incorporated herein by reference from Exhibit 4.4 to Ciena's Current Report on Form 8-K filed on August 3, 2015)

10.1	Amendment No. 5 to Asset Backed Loan Credit Agreement dated as of July 2, 2015
10.2	Amendment No. 2 to Term Loan Credit Agreement dated as of July 2, 2015
10.3
Form of Voting Agreement, dated as of May 3, 2015, by and between Ciena Corporation and certain Cyan officers and directors and affiliated stockholders (Incorporated herein by reference from Exhibit 10.1 to Ciena's Registration Statement on Form S-4 (File No. 333-204732) filed on June 4, 2015)

10.4	Cyan, Inc. 2006 Stock Plan (Incorporated herein by reference from Cyan, Inc.’s Registration Statement on Form S-1 (File No. 333-187732) filed on April 4, 2013).
10.5	Cyan, Inc. 2013 Equity Incentive Plan (Incorporated herein by reference from Cyan, Inc.’s Registration Statement on Form S-1 (File No. 333-187732) filed on April 4, 2013).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ciena Corporation
Date:	September 9, 2015	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	September 9, 2015	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)