Form 10-Q
period 2016-01-31
CIENA CORP
filed 2016-03-09
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 4, 2016
common stock, $0.01 par value	137,548,675

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended January 31,
	2016	2015
Revenue:
Products	$457,589	$422,315
Services	115,526	106,847
Total revenue	573,115	529,162
Cost of goods sold:
Products	260,482	236,548
Services	61,183	62,319
Total cost of goods sold	321,665	298,867
Gross profit	251,450	230,295
Operating expenses:
Research and development	108,046	100,761
Selling and marketing	82,478	76,712
General and administrative	31,142	29,553
Acquisition and integration costs	1,299	—
Amortization of intangible assets	16,862	11,019
Restructuring costs	384	8,085
Total operating expenses	240,211	226,130
Income from operations	11,239	4,165
Interest and other income (loss), net	(8,776)	(8,233)
Interest expense	(12,710)	(13,661)
Loss before income taxes	(10,247)	(17,729)
Provision for income taxes	1,299	1,050
Net loss	$(11,546)	$(18,779)
Basic net loss per common share	$(0.08)	$(0.17)
Diluted net loss per potential common share	$(0.08)	$(0.17)
Weighted average basic common shares outstanding	136,675	107,773
Weighted average dilutive potential common shares outstanding	136,675	107,773

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Quarter Ended January 31,
	2016	2015
Net loss	$(11,546)	$(18,779)
Change in unrealized gain on available-for-sale securities, net of tax	22	36
Change in unrealized loss on foreign currency forward contracts, net of tax	(2,520)	(4,513)
Change in unrealized loss on forward starting interest rate swap, net of tax	(329)	(2,565)
Change in cumulative translation adjustment	(2,823)	(12,248)
Other comprehensive loss	(5,650)	(19,290)
Total comprehensive loss	$(17,196)	$(38,069)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	January 31, 2016	October 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$660,321	$790,971
Short-term investments	210,010	135,107
Accounts receivable, net	480,382	550,792
Inventories	205,664	191,162
Prepaid expenses and other	194,643	196,178
Total current assets	1,751,020	1,864,210
Long-term investments	125,060	95,105
Equipment, building, furniture and fixtures, net	199,561	191,973
Goodwill	256,434	256,434
Other intangible assets, net	182,167	202,673
Other long-term assets	75,073	84,656
Total assets	$2,589,315	$2,695,051
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$183,852	$222,140
Accrued liabilities	262,213	316,283
Deferred revenue	106,664	126,111
Current portion of long-term debt	2,500	2,500
Total current liabilities	555,229	667,034
Long-term deferred revenue	67,027	62,962
Other long-term obligations	81,716	72,540
Long-term debt, net	1,258,316	1,271,639
Total liabilities	$1,962,288	$2,074,175
Commitments and contingencies (Note 21)
Stockholders’ equity (deficit):
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 137,436,562 and 135,612,217 shares issued and outstanding	1,374	1,356
Additional paid-in capital	6,663,765	6,640,436
Accumulated other comprehensive loss	(27,776)	(22,126)
Accumulated deficit	(6,010,336)	(5,998,790)
Total stockholders’ equity	627,027	620,876
Total liabilities and stockholders’ equity	$2,589,315	$2,695,051

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended January 31,
	2016	2015
Cash flows provided by operating activities:
Net loss	$(11,546)	$(18,779)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	14,449	13,772
Share-based compensation costs	14,477	10,807
Amortization of intangible assets	20,506	13,219
Provision for inventory excess and obsolescence	7,016	5,787
Provision for warranty	4,971	2,293
Other	11,087	(10,598)
Changes in assets and liabilities:
Accounts receivable	63,332	(1,218)
Inventories	(22,134)	7,097
Prepaid expenses and other	6,761	(11,536)
Accounts payable, accruals and other obligations	(80,014)	2,210
Deferred revenue	(13,925)	9,084
Net cash provided by operating activities	14,980	22,138
Cash flows used in investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(28,873)	(11,194)
Purchase of available for sale securities	(134,869)	(50,085)
Proceeds from maturities of available for sale securities	30,000	40,000
Settlement of foreign currency forward contracts, net	(295)	9,314
Net cash used in investing activities	(134,037)	(11,965)
Cash flows provided by (used in) financing activities:
Payment of long term debt	(14,639)	(625)
Payment for debt and equity issuance costs	(797)	(60)
Payment of capital lease obligations	(1,627)	(2,993)
Proceeds from issuance of common stock	8,870	8,302
Net cash provided by (used in) financing activities	(8,193)	4,624
Effect of exchange rate changes on cash and cash equivalents	(3,400)	(2,794)
Net increase (decrease) in cash and cash equivalents	(130,650)	12,003
Cash and cash equivalents at beginning of period	790,971	586,720
Cash and cash equivalents at end of period	$660,321	$598,723
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$9,556	$8,754
Cash paid during the period for income taxes, net	$3,702	$2,894
Non-cash investing activities
Purchase of equipment in accounts payable	$8,782	$3,270
Debt issuance costs in accrued liabilities	$190	$187
Equipment acquired under capital lease	$1,219	$—
Construction in progress subject to build-to-suit lease	$11,522	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	INTERIM FINANCIAL STATEMENTS
The interim financial statements included herein for Ciena Corporation and its wholly owned subsidiaries (“Ciena”) have been prepared by Ciena, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments that Ciena considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial position of Ciena at the date of the interim balance sheets. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of October 31, 2015 was derived from audited financial statements, but does not include all disclosures required by GAAP. However, Ciena believes that the disclosures are adequate to understand the information presented herein. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with Ciena’s audited consolidated financial statements and the notes thereto included in Ciena’s annual report on Form 10-K for the fiscal year ended October 31, 2015.
Ciena has a 52 or 53-week fiscal year, which ends on the Saturday nearest to the last day of October of each year. Fiscal 2015 and 2016 are 52-week fiscal years. For purposes of financial statement presentation, each fiscal year is described as having ended on October 31, and the fiscal quarters are described as having ended on January 31, April 30 and July 31 of each fiscal year.

Ciena previously identified prior period errors in the classification of foreign currency differences on changes in operating assets and liabilities for each quarterly period during the nine months ended July 31, 2015. The matters identified had no impact on any of the cash flow statement sub totals in any of the quarters, and were limited to equal and offsetting errors within the subtotal of cash provided by operations. Ciena concluded that the errors were not material to any of its previously issued financial statements. Ciena has revised the affected periods as they are presented in fiscal 2016 on a comparable basis to reflect the correction. The revisions resulted in net reclassifications within the cash flows from operating activities section of the cash flow from "Other" to “Changes in operating assets and liabilities” of $0.1 million for the three month period ending January 31, 2015.

(2)	SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates are used for selling prices for multiple element arrangements, shared-based compensation, convertible notes payable valuations, bad debts, valuation of inventories and investments, recoverability of intangible assets, other long-lived assets and goodwill, income taxes, warranty obligations, restructuring liabilities, derivatives, incentive compensation, contingencies and litigation. Ciena bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results may differ materially from management’s estimates.

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

Ciena has a minority equity investment in a privately held technology company that is classified in other long-term assets. This investment is carried at cost because Ciena owns less than 20% of the voting equity and does not have the ability to exercise significant influence over the company. Ciena monitors this investment for impairment and makes appropriate reductions to the carrying value when necessary. As of January 31, 2016, the carrying value of this investment was $2.0 million. Ciena has not estimated the fair value of this cost method investment because determining the fair value is not practicable. Ciena has not evaluated this investment for impairment as there have not been any events or changes in circumstances that Ciena believes would have had a significant adverse effect on the fair value of this investment.

Inventories

Inventories are stated at the lower of cost or market, with cost computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Ciena records a provision for excess and obsolete inventory when an impairment has been identified.

Segment Reporting

Ciena's chief operating decision maker, its chief executive officer, evaluates the company's performance and allocates resources based on multiple factors, including measures of segment profit (loss). Operating segments are defined as components of an enterprise that engage in business activities that may earn revenue and incur expense, for which discrete financial information is available, and for which such information is evaluated regularly by the chief operating decision maker for purposes of allocating resources and assessing performance. As of the first quarter of fiscal 2016, Ciena considers the following to be its operating segments for reporting purposes: (i) Networking Platforms, (ii) Software and Software-Related Services, and (iii) Global Services. See Note 20 below.

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

Equipment, Building, Furniture and Fixtures and Internal Use Software

Equipment, building, furniture and fixtures are recorded at cost. Depreciation and amortization are computed using the straight-line method over useful lives of two to five years for equipment and furniture and fixtures and the shorter of useful life or lease term for leasehold improvements. During fiscal 2015, Ciena gained partial access to an office building in Ottawa, Canada pursuant to a lease arrangement accounted for as a capital lease, which is depreciated over the lease term. The leased building is part of Ciena's new campus facility that will replace the "Lab 10" research and development center on the former Nortel Carling campus. See Note 10 below.

Ciena establishes assets and liabilities for the estimated construction costs incurred under build-to-suit lease arrangements to the extent that Ciena is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease. See Notes 10 and 13 below.

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

Ciena applies the percentage-of-completion method to long-term arrangements where Ciena is required to undertake significant production, customization or modification engineering, and reasonable and reliable estimates of revenue and cost are available. Utilizing the percentage-of-completion method, Ciena recognizes revenue based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred. In instances that do not meet the percentage-of-completion method criteria, recognition of revenue is deferred until there are no uncertainties regarding customer acceptance. Unbilled percentage-of-completion revenues recognized are included in accounts receivable, net. Billings in excess of revenues recognized on these contracts are recorded within deferred revenue. The percentage of total revenue recognized using the percentage-of-completion method for the three months ended January 31, 2015 and January 31, 2016 was 1.0% and 0.6%, respectively.

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

In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. In addition, tax authorities periodically audit Ciena's income tax returns. These audits examine significant tax filing positions, including the timing and amounts of deductions and the allocation of income tax expenses among tax jurisdictions. Ciena is currently under audit in India for 2010 and 2012 through 2014 and in Canada for 2010 through 2013. Management does not expect the outcome of these audits to have a material adverse effect on Ciena's consolidated financial position, results of operations or cash flows. Ciena's major tax jurisdictions and the earliest open tax years are as follows: United States (2012), United Kingdom (2013), Canada (2010) and India (2010). Limited adjustments can be made to Federal U.S. tax returns in earlier years in order to reduce net operating loss carryforwards. Ciena classifies interest and penalties related to uncertain tax positions as a component of income tax expense.

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

Fair Value of Financial Instruments

The carrying value of Ciena's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair market value due to the relatively short period of time to maturity. For information related to the fair value of Ciena's convertible notes and Term Loan, see Note 16 below.

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

See Notes 6 and 14 below.

Computation of Net Income (Loss) per Share

Ciena calculates basic earnings per share ("EPS") by dividing earnings attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted EPS includes other potential dilutive shares that would be outstanding if securities or other contracts to issue common stock were exercised or converted into common stock. Ciena uses a dual presentation of basic and diluted EPS on the face of its income statement. A reconciliation of the numerator and denominator used for the basic and diluted EPS computations is set forth in Note 18 below.

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

Newly Issued Accounting Standards - Not Yet Effective

In May 2014, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In August 2015, the FASB issued an amendment to defer the effective date by one year and allow entities to early adopt no earlier than the original effective date. Based on this amendment, the standard will be effective for Ciena beginning in the first quarter of fiscal 2019. Ciena is currently evaluating the impact of the adoption of this ASU on its Consolidated Financial Statements and disclosures.

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

In February 2016, FASB issued ASU No. 2016-02, Leases, which requires an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by leased assets and provide additional disclosures. ASU 2016-02 is effective for Ciena beginning in the first quarter of fiscal 2020, and, at that time, Ciena will adopt the new standard using a modified retrospective approach. Ciena is currently evaluating the impact of the adoption of this ASU on its Consolidated Financial Statements and disclosures.

(3)	RESTRUCTURING COSTS
Ciena has undertaken a number of restructuring activities intended to reduce expense and better align its workforce and costs with market opportunities, product development and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the three months ended January 31, 2016 (in thousands):

	Workforce reduction	Consolidation of excess facilities	Total
Balance at October 31, 2015	$591	$688	$1,279
Additional liability recorded	393	—	393
Adjustments to previous estimates	—	(9)	(9)
Cash payments	(613)	(148)	(761)
Balance at January 31, 2016	$371	$531	$902
Current restructuring liabilities	$371	$336	$707
Non-current restructuring liabilities	$—	$195	$195

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

(4) INTEREST AND OTHER INCOME (LOSS), NET
The components of interest and other income (loss), net, are as follows (in thousands):

	Quarter Ended January 31,
	2016	2015
Interest income	$686	$218
Loss on non-hedge designated foreign currency forward contracts	(4,614)	(4,350)
Foreign currency exchange loss	(4,377)	(3,652)
Other	(471)	(449)
Interest and other income (loss), net	$(8,776)	$(8,233)
Ciena Corporation, as the U.S. parent entity, uses the U.S. dollar as its functional currency; however, some of its foreign branch offices and subsidiaries use the local currency as their functional currency. During the first three months of fiscal 2015 and fiscal 2016, Ciena recorded $3.7 million and $4.4 million in foreign currency exchange losses, respectively, as a result of monetary assets and liabilities that were transacted in a currency other than the entity's functional currency, and the re-measurement adjustments were recorded in interest and other income (loss), net on the Condensed Consolidated Statement of Operations. From time to time, Ciena uses foreign currency forwards to hedge these balance sheet exposures. These forwards are not designated as hedges for accounting purposes and any net gain or loss associated with these derivatives is reported in interest and other income (loss), net on the Condensed Consolidated Statement of Operations. During the first three months of fiscal 2015 and fiscal 2016, Ciena recorded losses of $4.4 million and $4.6 million, respectively, from non-hedge designated foreign currency forward contracts.

(5)	SHORT-TERM AND LONG-TERM INVESTMENTS

As of the dates indicated, investments are comprised of the following (in thousands):

	January 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$180,087	$30	(83)	$180,034
Included in long-term investments	125,041	117	(98)	125,060
	$305,128	$147	$(181)	$305,094

Commercial paper:
Included in short-term investments	$29,976	—	—	$29,976
	$29,976	$—	$—	$29,976

	October 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$110,108	$10	$—	$110,118
Included in long-term investments	95,171	—	(66)	95,105
	$205,279	$10	$(66)	$205,223

Commercial paper:
Included in short-term investments	24,989	—	—	24,989
	$24,989	$—	$—	$24,989

The following table summarizes the final legal maturities of debt investments at January 31, 2016 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$210,063	$210,010
Due in 1-2 years	125,041	125,060
	$335,104	$335,070

(6)	FAIR VALUE MEASUREMENTS

As of the date indicated, the following table summarizes the assets and liabilities that are recorded at fair value on a recurring basis (in thousands):

	January 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$509,365	$—	$—	$509,365
U.S. government obligations	—	305,094	—	305,094
Commercial paper	—	74,958	—	74,958
Foreign currency forward contracts	—	15	—	15
Total assets measured at fair value	$509,365	$380,067	$—	$889,432

Liabilities:
Foreign currency forward contracts	$—	$3,607	$—	$3,607
Forward starting interest rate swap	—	5,851	—	5,851
Total liabilities measured at fair value	$—	$9,458	$—	$9,458

	October 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$642,073	$—	$—	$642,073
U.S. government obligations	—	205,223	—	205,223
Commercial paper	—	74,983	—	74,983
Foreign currency forward contracts	—	89	—	89
Total assets measured at fair value	$642,073	$280,295	$—	$922,368

Liabilities:
Foreign currency forward contracts	$—	$512	$—	$512
Forward starting interest rate swap	—	5,522	—	5,522
Total liabilities measured at fair value	$—	$6,034	$—	$6,034

As of the date indicated, the assets and liabilities above are presented on Ciena’s Condensed Consolidated Balance Sheet as follows (in thousands):

	January 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$509,365	$44,982	$—	$554,347
Short-term investments	—	210,010	—	210,010
Prepaid expenses and other	—	15	—	15
Long-term investments	—	125,060	—	125,060
Total assets measured at fair value	$509,365	$380,067	$—	$889,432

Liabilities:
Accrued liabilities	$—	$3,607	$—	$3,607
Other long-term obligations	—	5,851	—	5,851
Total liabilities measured at fair value	$—	$9,458	$—	$9,458

	October 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$642,073	$49,994	$—	$692,067
Short-term investments	—	135,107	—	135,107
Prepaid expenses and other	—	89	—	89
Long-term investments	—	95,105	—	95,105
Total assets measured at fair value	$642,073	$280,295	$—	$922,368

Liabilities:
Accrued liabilities	$—	$512	$—	$512
Other long-term obligations	—	5,522	—	5,522
Total liabilities measured at fair value	$—	$6,034	$—	$6,034

Ciena did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

(7)	ACCOUNTS RECEIVABLE

As of October 31, 2015, there was one customer that accounted for 10.4% of net accounts receivable. As of January 31, 2016, there was one customer that accounted for 13.2% of net accounts receivable. Ciena has not historically experienced a significant amount of bad debt expense. Allowance for doubtful accounts was $3.0 million and $3.2 million as of October 31, 2015 and January 31, 2016, respectively.

(8)	INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	January 31, 2016	October 31, 2015
Raw materials	$51,925	$53,082
Work-in-process	13,448	9,120
Finished goods	117,878	125,966
Deferred cost of goods sold	76,371	55,995
	259,622	244,163
Provision for excess and obsolescence	(53,958)	(53,001)
	$205,664	$191,162

Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand and market conditions. During the first three months of fiscal 2016, Ciena recorded a provision for excess and obsolescence of $7.0 million, primarily related to a decrease in the forecasted demand for certain Converged Packet Optical and Optical Transport products. Deductions from the provision for excess and obsolete inventory relate primarily to disposal activities.

(9)	PREPAID EXPENSES AND OTHER
As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	January 31, 2016	October 31, 2015
Prepaid VAT and other taxes	$68,881	$74,754
Product demonstration equipment, net	48,167	41,611
Deferred deployment expense	27,085	26,193
Prepaid expenses	24,113	25,074
Financing receivable	20,016	19,869
Other non-trade receivables	6,366	8,588
Derivative assets	15	89
	$194,643	$196,178

Depreciation of product demonstration equipment was $2.5 million for each of the first three months of fiscal 2015 and 2016.

(10)	EQUIPMENT, BUILDING, FURNITURE AND FIXTURES
As of the dates indicated, equipment, building, furniture and fixtures are comprised of the following (in thousands):

	January 31, 2016	October 31, 2015
Equipment, furniture and fixtures	$404,844	$404,935
Building subject to capital lease	12,598	13,459
Construction in progress subject to build-to-suit lease	28,989	18,663
Leasehold improvements	49,948	49,196
	496,379	486,253
Accumulated depreciation and amortization	(296,818)	(294,280)
	$199,561	$191,973

During fiscal 2014, Ciena entered into a lease agreement to lease an office building located in Ottawa, Canada. During fiscal 2015, Ciena gained access to a portion of the building and recorded a capital lease asset and liability.

Ciena capitalizes construction in progress and records a corresponding long-term liability for build-to-suit lease agreements where Ciena is considered the owner, for accounting purposes, during the construction period. On April 15, 2015,

Ciena entered into a build-to-suit lease arrangement pursuant to which the landlord will construct, and Ciena will subsequently lease two new office buildings at its new Ottawa, Canada campus. The landlord will construct the buildings and contribute up to a maximum of CAD$290.00 per rentable square foot in total construction costs plus certain allowances for tenant improvements, and Ciena will be responsible for any additional construction costs. As of January 31, 2016, there were $29.0 million in costs incurred under this build-to-suit lease arrangement. Upon occupancy of the facilities, Ciena expects this arrangement to qualify as a capital lease. As a result, the facilities will be depreciated over the shorter of their useful life or the lease term.

The total of depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements, was $11.3 million and $11.9 million for the first three months of fiscal 2015 and 2016, respectively.

(11)	OTHER INTANGIBLE ASSETS
As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	January 31, 2016			October 31, 2015
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Developed technology	$506,647	$(392,081)	$114,566	$506,647	$(382,130)	$124,517
Patents and licenses	46,538	(46,113)	425	46,538	(46,072)	466
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	388,621	(321,445)	67,176	388,621	(310,931)	77,690
Total other intangible assets	$941,806	$(759,639)	$182,167	$941,806	$(739,133)	$202,673

The aggregate amortization expense of intangible assets was $13.2 million and $20.5 million for the first three months of fiscal 2015 and 2016, respectively. Expected future amortization of intangible assets for the fiscal years indicated is as follows (in thousands):

Period ended October 31,
2016 (remaining nine months)	$55,120
2017	41,773
2018	19,092
2019	18,545
2020	17,518
Thereafter	30,119
$182,167

(12)	GOODWILL

Ciena's goodwill was generated from the acquisition of Cyan, Inc. ("Cyan") and is primarily related to expected synergies. The following table presents the goodwill allocated to Ciena's reportable segments as of the dates indicated (in thousands):

	Balance at October 31, 2015	Acquisitions	Impairments	Balance at January 31, 2016
Software and Software-Related Services	$201,428	$—	$—	$201,428
Networking Platforms	55,006	—	—	55,006
Total	$256,434	$—	$—	$256,434

(13)	OTHER BALANCE SHEET DETAILS
As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	January 31, 2016	October 31, 2015
Maintenance spares, net	$56,217	$55,259
Deferred debt issuance costs, net	10,722	10,820
Financing receivable	—	10,107
Other	8,134	8,470
	$75,073	$84,656

Deferred debt issuance costs relate to Ciena's convertible notes payable (described in Note 16 below), Term Loan (described in Note 16 below) and ABL Credit Facility (described in Note 17 below). Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate method, through the maturity of the related debt. The amortization of deferred debt issuance costs is included in interest expense, and was $1.3 million and $1.1 million during the first three months of fiscal 2015 and fiscal 2016, respectively.
As of the dates indicated, accrued liabilities and other short-term obligations are comprised of the following (in thousands):

	January 31, 2016	October 31, 2015
Compensation, payroll related tax and benefits	$63,860	$109,466
Warranty	56,636	56,654
Vacation	32,963	34,189
Capital lease obligations	3,784	4,923
Interest payable	5,656	5,389
Other	99,314	105,662
	$262,213	$316,283

The following table summarizes the activity in Ciena’s accrued warranty for the fiscal periods indicated (in thousands):

Three months ended	Beginning			Ending
January 31,	Balance	Provisions	Settlements	Balance
2015	$55,997	2,293	(4,908)	$53,382
2016	$56,654	4,971	(4,989)	$56,636

As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	January 31, 2016	October 31, 2015
Products	$54,177	$66,527
Services	119,514	122,546
	173,691	189,073
Less current portion	(106,664)	(126,111)
Long-term deferred revenue	$67,027	$62,962

As of the dates indicated, other long-term obligations are comprised of the following (in thousands):

	January 31, 2016	October 31, 2015
Construction liability	$28,989	$18,663
Capital lease obligations	13,639	13,794
Income tax liability	12,164	13,308
Deferred tenant allowance	9,557	9,807
Straight-line rent	6,479	6,237
Forward starting interest rate swap	5,851	5,522
Other	5,037	5,209
	$81,716	$72,540

Ciena capitalizes construction in progress and records a corresponding long-term liability for build-to-suit lease agreements where Ciena is considered the owner during the construction period for accounting purposes.

The following is a schedule by fiscal years of future minimum lease payments under capital leases and the present value of minimum lease payments as of January 31, 2016 (in thousands):

Period ended October 31,
2016 (remaining nine months)	$4,328
2017	1,884
2018	1,547
2019	1,547
2020	1,357
Thereafter	17,263
Net minimum capital lease payments	27,926
Less: Amount representing interest	(10,503)
Present value of minimum lease payments	17,423
Less: Current portion of present value of minimum lease payments	(3,784)
Long-term portion of present value of minimum lease payments	$13,639

(14)	DERIVATIVE INSTRUMENTS

Foreign Currency Derivatives

As of January 31, 2016 and October 31, 2015, Ciena had forward contracts in place to reduce the variability in its Canadian Dollar and Indian Rupee denominated expense, which principally related to its research and development activities. The notional amount of these contracts was approximately $50.0 million and $68.1 million as of January 31, 2016 and October 31, 2015, respectively. These foreign exchange contracts have maturities of 12 months or less and have been designated as cash flow hedges.

During the first three months of fiscal 2016 and fiscal 2015, in order to hedge certain balance sheet exposures, Ciena entered into forward contracts to mitigate risk due to volatility in the Brazilian Real, Canadian Dollar and Mexican Peso versus the U.S. Dollar. The notional amount of these contracts was approximately $86.9 million and $146.5 million as of January 31, 2016 and October 31, 2015, respectively. These foreign exchange contracts have maturities of 12 months or less and have not been designated as hedges for accounting purposes.

Interest Rate Derivatives

During fiscal 2014, Ciena entered into floating interest rate to fixed interest rate swap arrangements ("interest rate swap") that fix the interest rate under the Term Loan at 5.004% for the period commencing on July 20, 2015 through July 19, 2018.

The total notional amount of these derivatives as of January 31, 2016 and October 31, 2015 was $246.3 million and $246.9 million, respectively.

Ciena expects the variable rate payments to be received under the terms of the interest rate swap to exactly offset the forecasted variable rate payments on the equivalent notional amounts of the Term Loan. These derivative contracts have been designated as cash flow hedges.

Other information regarding Ciena's derivatives is immaterial for separate financial statement presentation. See Note 4 and Note 6 above.

(15) ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income (AOCI) for the three months ending January 31, 2016:

	Unrealized	Unrealized	Unrealized	Cumulative
	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on Forward	Foreign Currency
	Marketable Securities	Foreign Currency Contracts	Starting Interest Rate Swap	Translation Adjustment	Total
Balance at October 31, 2015	$(78)	$(268)	$(5,522)	$(16,258)	$(22,126)
Other comprehensive income (loss) before reclassifications	22	(3,191)	(1,120)	(2,823)	(7,112)
Amounts reclassified from AOCI	—	671	791	—	1,462
Balance at January 31, 2016	$(56)	$(2,788)	$(5,851)	$(19,081)	$(27,776)

The following table summarizes the changes in accumulated balances of other comprehensive income AOCI for the three months ending January 31, 2015:

	Unrealized	Unrealized	Unrealized	Cumulative
	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on Forward	Foreign Currency
	Marketable Securities	Foreign Currency Contracts	Starting Interest Rate Swap	Translation Adjustment	Total
Balance at October 31, 2014	$71	$(173)	(2,083)	$(12,483)	$(14,668)
Other comprehensive income (loss) before reclassifications	36	(5,315)	(2,565)	(12,248)	(20,092)
Amounts reclassified from AOCI	—	802	—	—	802
Balance at January 31, 2015	$107	$(4,686)	$(4,648)	$(24,731)	$(33,958)

All amounts reclassified from accumulated other comprehensive income related to settlement (gains) losses on foreign currency forward contracts designated as cash flow hedges impacted "research and development" on the Condensed Consolidated Statements of Operations. All amounts reclassified from accumulated other comprehensive income related to settlement (gains) losses on forward starting interest swaps designated as cash flow hedges impacted "interest and other income (loss), net" on the Condensed Consolidated Statements of Operations.

(16)	SHORT-TERM AND LONG-TERM DEBT

Term Loan

On July 15, 2014, Ciena entered into a Credit Agreement providing for senior secured term loans in an aggregate principal amount of $250 million (the “Term Loan”) with a maturity date of July 15, 2019. The Term Loan requires Ciena to make installment payments of approximately $0.6 million on a quarterly basis. The principal balance, unamortized discount and net carrying amount of the Term Loan were as follows as of January 31, 2016 (in thousands):

	Principal Balance	Unamortized Discount	Net Carrying Amount
Term Loan Payable due July 15, 2019	$246,250	$1,002	$245,248

The following table sets forth, in thousands, the carrying value and the estimated fair value of the Term Loan:

	January 31, 2016
	Carrying Value	Fair Value(2)
Term Loan Payable due July 15, 2019(1)	$245,248	$245,019

(1)	Includes unamortized bond discount.

(2)
The Term Loan is categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its Term Loan using a market approach based upon observable inputs, such as current market transactions involving comparable securities.

Outstanding Convertible Notes Payable
During the first quarter of fiscal 2016, Ciena entered into certain private transactions to repurchase $14.1 million of the 0.875% Convertible Senior Notes due June 15,2017, for cash slightly below par.

The principal balance, unamortized discount and net carrying amount of the liability and equity components of Ciena's 4.0% convertible senior notes due December 15, 2020 are as follows as of January 31, 2016:

	Liability Component			Equity Component
	Principal Balance	Unamortized Discount	Net Carrying Amount	Net Carrying Amount
4.0% Convertible Senior Notes due December 15, 2020	$198,489	$12,906	$185,583	$43,131

The following table sets forth, in thousands, the carrying value and the estimated fair value of Ciena’s outstanding issues of convertible notes:

	January 31, 2016
	Carrying Value	Fair Value(1)
0.875% Convertible Senior Notes due June 15, 2017	479,985	471,285
3.75% Convertible Senior Notes due October 15, 2018	350,000	401,188
4.0% Convertible Senior Notes due December 15, 2020 (2)	185,583	225,938
	$1,015,568	$1,098,411

(1)
The convertible notes are categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its outstanding convertible notes using a market approach based upon observable inputs, such as current market transactions involving comparable securities.

(2)	Includes unamortized discount and accretion of principal.

(17)	ABL CREDIT FACILITY
Ciena Corporation and certain of its subsidiaries are parties to a senior secured asset-based revolving credit facility (the “ABL Credit Facility”). Ciena principally uses the ABL Credit Facility to support the issuance of letters of credit that arise in the ordinary course of its business and thereby to reduce its use of cash required to collateralize these instruments.
 On January 8, 2016, Ciena amended the ABL Credit Facility to, among other things:

•	increase the total commitment from $200 million to $250 million, of which $200 million is available for issuances of letters of credit;

•
extend the maturity date from December 31, 2016 to December 31, 2020, provided an earlier maturity date would apply in the event that Ciena and its subsidiaries are unable to satisfy a minimum liquidity test 90 days prior to the maturity date of any debt equal to $100 million or greater;

•	reduce the minimum aggregate amount of unrestricted cash and cash equivalents that Ciena and its domestic subsidiaries are required to maintain at all times from $150 million to $100 million; and

•
reduce the interest rate by 25 basis points on borrowings to either (a) LIBOR plus a margin ranging from 125 to 175 basis points (instead of the previous 150 to 200 basis points) or (b) a base rate plus a margin ranging from 25 to 75 basis points (instead of the previous 50 to 100 basis points), in each case with the actual margin determined according to the Ciena’s utilization of the facility.

As of January 31, 2016, letters of credit totaling $64.5 million were collateralized by the ABL Credit Facility. There were no borrowings outstanding under the ABL Credit Facility as of January 31, 2016.

(18)	EARNINGS (LOSS) PER SHARE CALCULATION
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

	Quarter Ended January 31,
Numerator	2016	2015
Net loss	$(11,546)	$(18,779)

	Quarter Ended January 31,
Denominator	2016	2015
Basic weighted average shares outstanding	136,675	107,773
Dilutive weighted average shares outstanding	136,675	107,773

	Quarter Ended January 31,
EPS	2016	2015
Basic EPS	$(0.08)	$(0.17)
Diluted EPS	$(0.08)	$(0.17)

The following table summarizes the weighted average shares excluded from the calculation of the denominator for Diluted EPS due to their anti-dilutive effect for the periods indicated (in thousands):

	Quarter Ended January 31,
	2016	2015
Shares underlying stock options and restricted stock units	3,565	3,899
4.0% Convertible Senior Notes due March 15, 2015	—	9,198
0.875% Convertible Senior Notes due June 15, 2017	12,912	13,108
3.75% Convertible Senior Notes due October 15, 2018	17,355	17,355
4.0% Convertible Senior Notes due December 15, 2020	9,198	9,198
Total shares excluded due to anti-dilutive effect	43,030	52,758

(19)	SHARE-BASED COMPENSATION EXPENSE

Ciena has outstanding equity awards issued under its 2008 Omnibus Incentive Plan, as well as certain legacy equity plans and equity plans assumed as a result of previous acquisitions. In connection with its acquisition of Cyan during the fourth quarter of fiscal 2015, Ciena assumed the Cyan, Inc. 2006 Stock Plan and Cyan, Inc. 2013 Equity Incentive Plan and exchanged Cyan stock options and unvested restricted stock unit awards outstanding thereunder at closing for options to acquire approximately 2.4 million shares of Ciena common stock and 1.0 million Ciena restricted stock units. Ciena grants equity awards under its 2008 Omnibus Incentive Plan (the "2008 Plan") and makes shares of its common stock available for purchase under its Amended and Restated Employee Stock Purchase Plan (the “ESPP”). These plans were approved by stockholders and are described below.
2008 Plan
The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors and consultants of Ciena. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions, and the required service or performance criteria. Options and SARs have a maximum term of ten years, and their exercise price may not be less than 100% of fair market value on the date of grant. Repricing of stock options and SARs is prohibited without stockholder approval. Certain change in control transactions may cause awards granted under the 2008 Plan to vest, unless the awards are continued or substituted for in connection with the transaction. The total number of shares authorized for issuance under the 2008 Plan is 25.1 million shares. As of January 31, 2016, approximately 4.1 million shares remained available for issuance under the 2008 Plan.
     Stock Options
Outstanding stock option awards to employees are generally subject to service-based vesting conditions and vest incrementally over a four-year period. The following table is a summary of Ciena’s stock option activity for the period indicated (shares in thousands):

	Shares Underlying Options Outstanding	Weighted Average Exercise Price
Balance at October 31, 2015	2,293	$24.45
Exercised	(140)	8.42
Canceled	(69)	36.67
Balance at January 31, 2016	2,084	$25.13

The total intrinsic value of options exercised during the first three months of fiscal 2015 and fiscal 2016 was $0.1 million and $1.7 million, respectively. Ciena did not grant any stock options during the first three months of fiscal 2015 or fiscal 2016.
The following table summarizes information with respect to stock options outstanding at January 31, 2016, based on Ciena’s closing stock price on the last trading day of Ciena’s first fiscal quarter of 2016 (shares and intrinsic value in thousands):

			Options Outstanding at				Vested Options at
			January 31, 2016				January 31, 2016
			Number	Weighted Average Remaining	Weighted		Number	Weighted Average Remaining	Weighted
Range of			of	Contractual	Average	Aggregate	of	Contractual	Average	Aggregate
Exercise			Underlying	Life	Exercise	Intrinsic	Underlying	Life	Exercise	Intrinsic
Price			Shares	(Years)	Price	Value	Shares	(Years)	Price	Value
$0.05	—	$11.16	315	3.33	$6.65	$3,506	314	3.30	$6.63	$3,492
$11.34	—	$17.24	563	5.59	13.55	2,378	486	5.35	13.41	2,121
$17.43	—	$24.50	70	5.24	19.50	2	43	3.40	20.31	—
$24.69	—	$28.28	265	1.18	27.38	—	263	1.11	27.40	—
$28.61	—	$31.43	88	1.59	29.81	—	88	1.59	29.81	—
$31.71	—	$32.55	46	5.77	32.03	—	37	5.59	32.03	—
$33.00	—	$37.10	380	2.22	35.90	—	364	2.00	35.85	—
$37.31	—	$55.63	357	4.04	45.64	—	295	3.34	45.60	—
$0.05	—	$55.63	2,084	3.63	$25.13	$5,886	1,890	3.25	$24.86	$5,613

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
The following table is a summary of Ciena's restricted stock unit activity for the period indicated, with the aggregate fair value of the balance outstanding at the end of each period, based on Ciena's closing stock price on the last trading day of the relevant period (shares and aggregate fair value in thousands):

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Fair Value
Balance at October 31, 2015	4,886	$20.02	$117,951
Granted	1,762
Vested	(1,188)
Canceled or forfeited	(96)
Balance at January 31, 2016	5,364	$19.96	$95,324

The total fair value of restricted stock units that vested and were converted into common stock during the first three months of fiscal 2015 and fiscal 2016 was $14.0 million and $23.9 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena during the first three months of fiscal 2015 and fiscal 2016 was $18.49 and $19.84 respectively.

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

Amended and Restated Employee Stock Purchase Plan (ESPP)
Under the ESPP, eligible employees may enroll in a twelve-month offer period that begins in December and June of each year. Each offer period includes two six-month purchase periods. Employees may purchase a limited number of shares of Ciena common stock at 85% of the fair market value on either the day immediately preceding the offer date or the purchase date, whichever is lower. The ESPP is considered compensatory for purposes of share-based compensation expense. Pursuant to the ESPP's “evergreen” provision, on December 31 of each year, the number of shares available under the ESPP increases by up to approximately 0.6 million shares, provided that the total number of shares available at that time shall not exceed 8.2 million shares. Unless earlier terminated, the ESPP will terminate on January 24, 2023.
During the first three months of fiscal 2016, Ciena issued 0.5 million shares under the ESPP. At January 31, 2016, 6.5 million shares remained available for issuance under the ESPP.

Share-Based Compensation Expense for Periods Reported

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended January 31,
	2016	2015
Product costs	$571	$487
Service costs	592	519
Share-based compensation expense included in cost of sales	1,163	1,006
Research and development	3,428	2,167
Sales and marketing	4,735	3,659
General and administrative	5,129	3,919
Acquisition and integration costs	17	—
Share-based compensation expense included in operating expense	13,309	9,745
Share-based compensation expense capitalized in inventory, net	5	56
Total share-based compensation	$14,477	$10,807

As of January 31, 2016, total unrecognized share-based compensation expense related was approximately $93.9 million: (i) $1.8 million, which related to unvested stock options and is expected to be recognized over a weighted-average period of 1.4 years; and (ii) $92.1 million which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.6 years.

(20)	SEGMENTS AND ENTITY WIDE DISCLOSURES
Segment Reporting
During the first quarter of fiscal 2016, in connection with the creation of a new Chief Operating Officer organization, Ciena reorganized its internal organizational structure, the management of its business, and the reporting of its operating segments. This resulted in three new operating segments: Networking Platforms, Software and Software-Related Services, and Global Services. Ciena’s previous Converged Packet-Optical, Packet Networking and Optical Transport segments were realigned to form the Networking Platforms segment under a single operating segment manager. Ciena's previous Software and Services operating segment was reorganized into two separate operating segments; (i) Software and Software-Related Services, and (ii) Global Services. Ciena's segment revenue and segment profit (loss) for fiscal 2015 have been restated to reflect the new operating segments adopted in fiscal 2016. The following describes each of the newly reorganized operating segments:

•	Networking Platforms reflects sales of Ciena’s Converged Packet Optical, Packet Networking and Optical Transport product lines.

◦
Converged Packet Optical — includes the 6500 Packet-Optical Platform and the 5430 Reconfigurable Switching System, which feature Ciena's WaveLogic coherent optical processors. Products also include the Waveserver stackable interconnect system, the family of CoreDirector® Multiservice Optical Switches and the OTN configuration for the 5410 Reconfigurable Switching System. This product line also includes sales of the Z-Series Packet-Optical Platform acquired from Cyan.

◦
Packet Networking — includes the 3000 family of service delivery switches and service aggregation switches and the 5000 family of service aggregation switches. This product line also includes the 8700 Packetwave Platform and the Ethernet packet configuration for the 5410 Service Aggregation Switch.

◦
Optical Transport — includes the 4200 Advanced Services Platform, 5100/5200 Advanced Services Platform, Common Photonic Layer (CPL) and 6100 Multiservice Optical Platform. Ciena's Optical Transport products have either been previously discontinued, or, are expected to be discontinued during fiscal 2016, reflecting network operators' transition toward next-generation converged network architectures.

The Networking Platforms segment also includes sales of operating system software and enhanced software features embedded in each of the product lines above. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations.

•
Software and Software-Related Services reflects sales of Ciena’s network virtualization, management, control and orchestration software solutions and software-related services, including subscription, installation, support, and consulting services.

◦
This segment includes Ciena’s element and network management solutions and planning tools, including the OneControl Unified Management System, ON-Center® Network & Service Management Suite, Ethernet Services Manager, Optical Suite Release and Planet Operate.

◦
This segment includes Ciena's Blue Planet network virtualization, service orchestration and network management software platform, including the multi-domain service orchestration (MDSO), network function virtualization (NFV) management and orchestration (NFV MANO), and Management and Control Platform (MCP), and Ciena's SDN Multilayer WAN Controller and its related applications.

Revenue from the software platforms portion of this segment is included in product revenue on the Condensed Consolidated Statement of Operations. Revenue from software-related services is included in services revenue on the Condensed Consolidated Statement of Operations.

•
Global Services reflects sales of a broad range of Ciena’s services for consulting and network design, installation and deployment, maintenance support and training activities. Revenue from this segment is included in services revenue on the Condensed Consolidated Statement of Operations.

Ciena's long-lived assets, including equipment, building, furniture and fixtures, finite-lived intangible assets and maintenance spares, are not reviewed by the chief operating decision maker for purposes of evaluating performance and allocating resources. As of January 31, 2016, equipment, building, furniture and fixtures totaling $199.6 million primarily supported asset groups within Ciena's Networking Platforms and Software and Software-Related Services segments and supported Ciena's unallocated selling and general and administrative activities. As of January 31, 2016, $94.5 million of Ciena's intangible assets were assigned to Ciena's Networking Platforms segment and $87.7 million of Ciena's intangible assets were assigned to asset groups within Ciena's Software and Software-Related Services segment. As of January 31, 2016, all of the maintenance spares, totaling $56.2 million, were assigned to asset groups within Ciena's Global Services segment.

Segment Revenue

The table below (in thousands) sets forth Ciena’s segment revenue for the respective periods:

	Quarter Ended January 31,
	2016	2015
Revenue:
Networking Platforms	$449,510	$413,882
Software and Software-Related Services	25,426	23,528
Global Services	98,179	91,752
Consolidated revenue	$573,115	$529,162

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
The table below (in thousands) sets forth Ciena’s segment profit (loss) and the reconciliation to consolidated net loss during the respective periods indicated:

	Quarter Ended January 31,
	2016	2015
Segment profit (loss):
Networking Platforms	$106,982	$95,074
Software and Software-Related Services	(3,574)	2,588
Global Services	39,996	31,872
Total segment profit	143,404	129,534
Less: Non-performance operating expenses
Selling and marketing	82,478	76,712
General and administrative	31,142	29,553
Acquisition and integration costs	1,299	—
Amortization of intangible assets	16,862	11,019
Restructuring costs	384	8,085
Add: Other non-performance financial items
Interest expense and other income (loss), net	(21,486)	(21,894)
Less: Provision for income taxes	1,299	1,050
Consolidated net loss	$(11,546)	$(18,779)

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

	Quarter Ended January 31,
	2016	2015
North America	$392,704	$331,535
EMEA	80,722	111,006
CALA	43,810	42,742
APAC	55,879	43,879
Total	$573,115	$529,162

North America includes $297.7 million and $365.2 million of United States revenue for fiscal quarters ended January 31, 2015 and 2016, respectively. No other country accounted for at least 10% of total revenue for the periods presented above.
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

	January 31, 2016	October 31, 2015
United States	$92,052	$96,292
Canada	96,665	84,318
Other International	10,844	11,363
Total	$199,561	$191,973

AT&T accounted for greater than 10% of Ciena's revenue in Ciena's fiscal quarters ended January 31, 2015 and 2016 with total revenue of $116.6 million and $126.6 million, respectively. AT&T purchases products and services from each of Ciena's operating segments.

(21)	COMMITMENTS AND CONTINGENCIES

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

(22)	SUBSEQUENT EVENTS

On January 19, 2016, a wholly-owned subsidiary of Ciena Corporation entered into a definitive agreement with TeraXion, Inc. and its wholly-owned subsidiary to acquire certain high-speed photonics components (HSPC) assets for approximately $32 million in cash. The asset purchase includes, among other things, TeraXion’s high-speed indium phosphide and silicon photonics technologies, as well as certain underlying intellectual property. Ciena completed its acquisition of these assets on February 1, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains statements that discuss future events or expectations, projections of results of operations or financial condition, changes in the markets for our products and services, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of those words and other comparable words. These statements may relate to, among other things, adoption of next-generation network technology and software programmability and control of networks; our competitive landscape; market conditions and growth opportunities; factors impacting our industry; factors impacting the businesses of network operators and their network architectures; our corporate strategy, including our research and development, supply chain and go-to-market initiatives; efforts to increase application of our solutions in customer networks and to increase the reach of our business into new or growing customer and geographic markets; our backlog and seasonality in our business; our acquisition of Cyan, Inc. and its impact on our business and results of operations; expectations for our financial results, revenue, gross margin, operating expense and key operating measures in future periods; the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements; business initiatives including real estate and IT transitions or initiatives; and market risks associated with financial instruments and foreign currency exchange rates. These statements are subject to known and unknown risks, uncertainties and other factors, and actual events or results may differ materially due to factors such as:

•	our ability to execute our business and growth strategies;

•	fluctuations in our revenue and operating results and our financial results generally;

•	the loss of any of our large customers, a significant reduction in their spending, or a material change in their networking or procurement strategies;

•	the competitive environment in which we operate and the impact of pricing pressure and recurring market-based price erosion;

•	market acceptance of products and services currently under development and delays in product or software development;

•	lengthy sales cycles and onerous contract terms with communications service providers, Web-scale providers and other large customers;

•	product performance problems and undetected errors;

•	our ability to diversify our customer base beyond our traditional customers and broaden the application for our solutions in communications networks;

•	the international scale of our operations and fluctuations in currency exchange rates;

•	our ability to accurately forecast demand for our products for purposes of inventory purchase practices;

•	our ability to enforce our intellectual property rights, and costs we may incur in response to intellectual property right infringement claims made against us;

•	the continued availability on commercially reasonable terms of software and other technology under third party licenses;

•	failure to maintain the security of confidential, proprietary or otherwise sensitive business information or systems or to protect against cyber security attacks;

•	the performance of our third party contract manufacturers;

•	changes or disruption in components or supplies provided by third parties, including sole and limited source suppliers;

•	our ability to effectively manage our relationships with third party service partners and distributors;

•	unanticipated risks and additional obligations in connection with our resale of complementary products or technology of other companies;

•	our exposure to the credit risks of our customers and our ability to collect receivables;

•	modification or disruption of our internal business processes and information systems;

•	the effect of our outstanding indebtedness on our liquidity and business;

•	fluctuations in our stock price and our ability to access the capital markets to raise capital;

•	unanticipated expenses or disruptions to our operations caused by facilities transitions or restructuring activities;

•	inability to attract and retain experienced and qualified personnel;

•	disruptions to our operations caused by strategic acquisitions and investments or the inability to achieve the expected benefits and synergies of newly-acquired businesses;

•	our ability to integrate Cyan, Inc. into our operations and to use that acquisition to grow our software business;

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

These are only some of the factors that may affect the forward-looking statements contained in this annual report. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this quarterly report. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. For a more complete understanding of the risks associated with an investment in Ciena’s securities, you should review these risk factors and the rest of this quarterly report in combination with the more detailed description of our business and management’s discussion and analysis of financial condition in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission ("SEC") on December 21, 2015. However, we operate in a very competitive and rapidly changing environment and new risks and uncertainties emerge, are identified or become apparent from time to time. It is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this quarterly report. You should be aware that the forward-looking statements contained in this quarterly report are based on our current views and assumptions. We undertake no obligation to revise or update any forward-looking statements made in this quarterly report to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law. The forward-looking statements in this quarterly report are intended to be subject to protection

Overview

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
Market Opportunity
The market for communications networking solutions has been subject to significant changes in recent years, including rapid growth in network traffic, increased mobility, and evolving cloud-based service offerings and end-user service demands. These changes have placed significant demands on network infrastructures, challenged the business models of network operators, and altered the overall competitive landscape. Both traditional and emerging network operators are now competing to distinguish their service offerings and to rapidly introduce differentiated, revenue-generating services, while at the same time seeking to manage the costs of their networks and to ensure profitable business models. These dynamics are driving the convergence of network features, functions and layers, the virtualization of certain network functions, and the implementation of solutions that leverage increased software-based network control and programmability. We believe that these dynamics, and the need to adapt to changing business conditions, are creating an environment that will cause network operators to adopt infrastructures that are more open, programmable and automated. We also believe that network operators and vendors alike will be required to utilize an ecosystem of physical and virtual network resources provided by a variety of third parties, which will further drive increased openness and interoperability of network infrastructures.

Our corporate strategy to capitalize on these market dynamics, promote operational efficiency and drive the profitable growth of our business is set forth, in part, in the “Strategy” section below.

Competitive Landscape

We compete in markets that are characterized by rapidly advancing technologies, frequent introduction of new networking solutions and intense selling efforts to displace incumbent vendors and to capture market share. The markets for our solutions are both highly competitive and fragmented. For example, our sales of Converged Packet Optical solutions face an intense competitive environment as we and our competitors introduce new, high-capacity, high-speed network solutions and seek adoption of these solutions and our network architectural approaches. We expect the competitive landscape in which we operate to remain challenging and dynamic, particularly as we continue to broaden our business. As we expand our solutions offerings, including with Packet Networking solutions such as our 8700 Packetwave Platform and data center interconnect (DCI) solutions such as our Waveserver DCI platform, we expect that our business will increasingly overlap with those of networking solution suppliers - including IP router vendors, data center switch providers, and other suppliers or integrators - whose technology is geared toward different network applications, layers or functions than our traditional competitors. In addition, as we seek adoption of our Blue Planet software platform, and network operator demands for software programmability, management and control increase, we expect to compete more directly with software vendors and information technology vendors or integrators of these solutions. We may also face competition from companies, including those in our supply chain, who develop networking products based on off-the-shelf or commoditized hardware technology, referred to as “white box” hardware, particularly where a customer's network strategy seeks to emphasize deployment of those product offerings.

        Against this competitive landscape, and in order to maintain incumbency with key customers and to secure new opportunities with a diverse set of network operators, we are often required to agree to aggressive pricing, significant commercial concessions or other unfavorable commercial terms. These terms have previously and may in the future adversely affect our quarterly results of operations and contribute to fluctuations in our results. These terms can also lengthen our revenue recognition or cash collection cycles, add start-up costs to initial sales or deployment of our solutions, require financial commitments or performance bonds, and include onerous contractual commitments that place a disproportionate allocation of risk upon us.

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

Optimize Business to Yield Operating Leverage. We are actively pursuing initiatives to improve our operating margin, constrain operating expense and redesign certain business processes, systems, and resources. These initiatives include portfolio optimization and engineering efforts to drive improved efficiencies in the design and development of our solutions and supply procurement initiatives to ensure that our product cost model remains ahead of the market-based price erosion that we regularly encounter. We are also focused on transforming our supply chain, including efforts to reduce our material and overhead costs, reduce customer lead times and improve inventory management and logistics. Our initiatives also include significant investments in the re-engineering of company-wide enterprise resource planning platforms, improved automation of key business processes and systems, and the off-shoring of certain business functions. We seek to leverage these initiatives to promote the profitable growth of our business and to drive additional operating leverage.

Financial Results and Sequential Comparison

Revenue for the first quarter of fiscal 2016 was $573.1 million, representing a sequential decrease of 17.2% from $692.0 million in the fourth quarter of fiscal 2015. Revenue for the first quarter of fiscal 2016 and fourth quarter of fiscal 2015 includes $40.3 million and $84.4 million, respectively, from products and services relating to the business of Cyan, Inc. ("Cyan"), which we acquired on August 3, 2015. We typically experience reductions in order volume toward the end of the calendar year, as the procurement cycles of some of our customers slow and network deployment activity at service providers is curtailed. This seasonality in our order flows can result in weaker, seasonally affected revenue results in the first quarter of our fiscal year. Revenue-related details reflecting sequential changes from the fourth quarter of fiscal 2015 include:

•
Product revenue for the first quarter of fiscal 2016 decreased by $116.7 million, primarily reflecting a revenue decrease within our Networking Platforms segment, with product line decreases of $95.1 million in Converged Packet Optical, $15.5 million in Packet Networking, and $4.6 million in Optical Transport. Results for Converged Packet Optical primarily reflect a decrease of $46.9 million in sales of the Z-Series Packet-Optical Platform acquired from Cyan. Sales volume for this platform during the fourth quarter of fiscal 2015 was atypical and primarily benefited from significantly increased sales to Windstream Corporation that we do not expect to recur, as these sales related to the customer's participation in certain U.S. government-supported funding programs.

•	Service revenue for the first quarter of fiscal 2016 decreased by $2.2 million.

•
North America revenue for the first quarter of fiscal 2016 was $392.7 million, a decrease from $480.0 million in the fourth quarter of fiscal 2015. This primarily reflects a revenue decrease within our Networking Platforms segment of $86.2 million, with product line decreases of $71.9 million in Converged Packet Optical, $10.4 million in Packet Networking and $3.9 million in Optical Transport.

•
Europe, Middle East and Africa ("EMEA") revenue for the first quarter of fiscal 2016 was $80.7 million, a decrease from $94.0 million in the fourth quarter of fiscal 2015. This primarily reflects a $9.4 million decrease within our Networking Platforms segment, with a product line decrease of $8.8 million in Converged Packet Optical. EMEA revenue also reflects a revenue decrease of $3.4 million within our Global Services segment.

•
Caribbean and Latin America ("CALA") revenue for the first quarter of fiscal 2016 was $43.8 million, a decrease from $45.7 million in the fourth quarter of fiscal 2015. This primarily reflects a $3.6 million decrease within our Global Services segment, partially offset by an increase of $2.0 million within our Networking Platforms segment.

•
Asia Pacific ("APAC") revenue for the first quarter of fiscal 2016 was $55.9 million, a decrease from $72.3 million in the fourth quarter of fiscal 2015. This primarily reflects a $21.6 million decrease within our Networking Platforms segment, with product line decreases of $15.0 million in Converged Packet Optical and $6.9 million in Packet Networking. This decrease was partially offset by revenue increases of $4.1 million within our Global Services segment and $1.1 million within our Software and Software-Related Services segment.

•	For the first quarter of fiscal 2016, AT&T accounted for 22.1% of total revenue. This compares to 19.1% of total revenue in the fourth quarter of fiscal 2015.

Gross margin for the first quarter of fiscal 2016 was 43.9%, a slight increase from 43.8% in the fourth quarter of fiscal 2015. The improved gross margin for the first quarter of fiscal 2016 was primarily due to improved services margin.

Operating expense was $240.2 million for the first quarter of fiscal 2016, a decrease from $293.6 million in the fourth quarter of fiscal 2015. First quarter fiscal 2016 operating expense primarily reflects decreases of $20.8 million in acquisition and integration costs and $19.6 million in amortization of intangible assets, related to the Cyan acquisition. Decreased operating expense also reflects decreases of $10.5 million in selling and marketing expense and $2.7 million in general and administrative expense.

Income from operations for the first quarter of fiscal 2016 was $11.2 million, compared to income from operations of $9.4 million during the fourth quarter of fiscal 2015. Our net loss for the first quarter of fiscal 2016 was $11.5 million, or $0.08 per diluted common share. This compares to a net loss of $13.8 million or $0.10 per diluted common share, for the fourth quarter of fiscal 2015.

We generated cash from operations of $15.0 million during the first quarter of fiscal 2016, inclusive of our annual payment under our cash incentive compensation plan to employees with respect to fiscal 2015. This compares with $84.6 million of cash generated from operations during the fourth quarter of fiscal 2015. As of January 31, 2016, we had $660.3 million in cash and cash equivalents, $210.0 million of short-term investments in U.S. treasury securities and commercial paper and $125.1 million of long-term investments in U.S. treasury securities. This compares to $791.0 million in cash and cash equivalents, $135.1 million of short-term investments in U.S. treasury securities and commercial paper and $95.1 million of long-term investments in U.S. treasury securities, at October 31, 2015,
As of January 31, 2016, we had 5,363 employees which was an increase from 5,345 at October 31, 2015 and an increase from 5,070 at January 31, 2015.

Consolidated Results of Operations

Operating Segments
During the first quarter of fiscal 2016, in connection with the creation of a new Chief Operating Officer organization, Ciena reorganized its internal organizational structure, the management of its business, and the reporting of its operating segments. This resulted in three new operating segments: Networking Platforms, Software and Software-Related Services, and Global Services. Ciena’s previous Converged Packet-Optical, Packet Networking and Optical Transport segments were realigned to form the Networking Platforms segment under a single operating segment manager. Ciena's previous Software and Services operating segment was reorganized into two separate operating segments; (i) Software and Software-Related Services, and (ii) Global Services. Ciena's segment revenue and segment profit (loss) for fiscal 2015 have been restated to reflect the new operating segments adopted in fiscal 2016. See Note 20 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
Quarter ended January 31, 2015 compared to the quarter ended January 31, 2016
Revenue

In recent periods, certain of our service provider customers, including several of our larger customers in North America and EMEA, have taken steps to constrain their capital expenditure budgets. As a result of this measured spending environment, some of our market segments have been adversely impacted and we have experienced lower spending levels on networking equipment from these customers as compared to prior periods. Partly as a result of these dynamics, our sales in EMEA declined 27.3% in the first quarter of fiscal 2016 as compared to the same period a year ago. We expect our total revenue during fiscal 2016 will be adversely affected by anticipated sales declines in EMEA during fiscal 2016 as compared to fiscal 2015. We also expect that our total revenue in fiscal 2016 will be adversely impacted by the recent strengthening of the U.S. Dollar, particularly against the Canadian Dollar, Euro and Brazilian Real. In spite of the conditions above, we were able to grow total revenue in fiscal 2015, in part as a result of our strategy to focus on certain higher growth segments of the network infrastructure market and the shift in spending toward next-generation solutions that enable network operators to monetize their network infrastructures. We also benefited from our efforts to diversify our customer base to include additional customer segments, such as Web-scale providers, cable and multi-service operators, submarine networks, and to secure additional service providers in geographies including Brazil and India. We believe that our results underscore the importance of having established customer relationships with a diverse set of traditional communications service providers and Web-scale providers, especially as their purchasing decisions on open, on-demand network environments become increasingly interdependent.

During the first quarter of fiscal 2016, as compared to the first quarter of fiscal 2015, the U.S. dollar strengthened against a number of foreign currencies, including the Canadian Dollar and Euro, in which we have our most significant foreign currency revenue exposure. Consequently, our total revenue reported in U.S. dollars during the first quarter of fiscal 2016 was adversely impacted by approximately $8.6 million or 1.5% as compared to the first quarter of fiscal 2015. The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Quarter Ended January 31,				Increase
	2016	%*	2015	%*	(decrease)	%**
Revenue:
Networking Platforms	$449,510	78.5	$413,882	78.3	$35,628	8.6
Software and Software-Related Services	25,426	4.4	23,528	4.4	$1,898	8.1
Global Services	98,179	17.1	91,752	17.3	6,427	7.0
Consolidated revenue	$573,115	100.0	$529,162	100.0	$43,953	8.3
_____________________________
*    Denotes % of total revenue
**    Denotes % change from 2015 to 2016

•
Networking Platforms segment revenue increased, primarily reflecting an increase of $52.6 million in sales of our Converged Packet Optical products, partially offset by decreases of $10.2 million in sales of our Optical Transport products and $6.8 million in sales of our Packet Networking products.

◦
Converged Packet Optical sales reflect an increase of $35.5 million of our 6500 Packet-Optical Platform, largely driven by network operator demand for high-capacity, optical transport for coherent 40G and 100G network infrastructures. Increased revenue from Converged Packet Optical also reflects the addition of $34.1 million relating to the Z-Series Packet-Optical Platform acquired from Cyan and $1.1 million of initial sales of our Waveserver stackable interconnect system. These increases within our Converged Packet Optical product line were partially offset by decreases of $14.9 million in sales of our 5430 Reconfigurable Switching System and $2.8 million in sales of our OTN configuration for the 5410 Reconfigurable Switching System.

◦
Optical Transport sales, which generally have experienced continued declines, reflect network operators' transition from this product line toward next-generation converged network solutions. As a result, our Optical Transport products have either been previously discontinued, or, are expected to be discontinued during fiscal 2016.

◦
Packet Networking sales reflect a decrease of $7.3 million in sales of our 3000 family of service delivery switches and service aggregation switches and our 5000 family of service aggregation switches, partially offset by a $1.3 million increase in our 8700 Packetwave Platform sales.

•	Software and Software-Related Services segment revenue increased, primarily reflecting an increase of $2.3 million in software-related services.

•
Global Services segment revenue increased, primarily reflecting increases of $4.7 million in sales of our installation and deployment services and $1.0 million in maintenance and support services. Global Services segment revenue reflects $6.0 million of services revenue acquired from Cyan.

Our operating segments each engage in business and operations across four geographic regions: North America; EMEA; CALA; and APAC. Results for North America include only activities in the United States and Canada. Part of our business and growth strategy is to continue to diversify our customer base and secure additional communications service provider customers outside of North America, including in high-growth geographies such as Brazil and India. We believe that this is an important part of our strategy and required for continued revenue growth. The following table reflects our geographic distribution of revenue principally based on the relevant location for our delivery of products and performance of services. Our revenue, particularly when considered by geographic distribution, can fluctuate significantly from quarter to quarter as a result of the factors described elsewhere in this report including "Risk Factors". Among other things, the timing of revenue recognition for large network projects, particularly outside of North America, can result in large variations in geographic revenue results in any particular quarter. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Quarter Ended January 31,				Increase
	2016	%*	2015	%*	(decrease)	%**
North America	$392,704	68.5	$331,535	62.6	$61,169	18.5
EMEA	80,722	14.1	111,006	21.0	(30,284)	(27.3)
CALA	43,810	7.6	42,742	8.1	1,068	2.5
APAC	55,879	9.8	43,879	8.3	12,000	27.3
Total	$573,115	100.0	$529,162	100.0	$43,953	8.3
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2015 to 2016

•
North America revenue reflects increases of $56.7 million within our Networking Platforms segment, $3.2 million within our Global Services segment, and $1.2 million within our Software and Software-Related Services segment. The revenue increase within our Networking Platforms segment primarily reflects an increase of $70.3 million of Converged Packet Optical sales, partially offset by decreases of $10.0 million of Packet Networking sales and $3.6 million in Optical Transport sales. Converged Packet Optical sales reflect increases of $44.2 million in sales of our 6500 Packet-Optical Platform, which reflects increased sales to AT&T and other communication service providers, cable and multiservice operators, and enterprise customers, slightly offset by reduced sales to Web-scale providers. Converged Packet Optical also reflects $28.4 million of sales for our Z-Series Packet-Optical Platform acquired from Cyan.

•
EMEA revenue primarily reflects a decrease of $29.0 million within our Networking Platform segment. Networking Platform segment revenue reflects a product line decrease of $26.2 million in Converged Packet Optical sales, primarily for the 6500 Packet-Optical Platform. In recent periods, we have seen certain of our large service provider customers in EMEA take steps to constrain their capital expenditure budgets. This measured spending environment, together with macroeconomic conditions, has adversely impacted the spending levels we have experienced from certain customers in this region as compared to prior periods.

•
CALA revenue primarily reflects an increase of $1.4 million within our Networking Platform segment. CALA revenue benefited from increased sales of $9.0 million to AT&T in Mexico partially offset by lower sales to other service providers primarily in Brazil.

•
APAC revenue reflects increases of $6.5 million within our Networking Platform segment, $4.2 million within our Global Services segment and $1.3 million within our Software and Software-Related Services segment. The revenue increase within our Networking Platforms segment primarily reflects an increase of our 6500 Packet-Optical Platform sales to certain communications service provider customers. The timing of revenue recognition for large network projects in this region can result in significant variations in revenue results in any particular quarter.

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

Our gross profit as a percentage of revenue, or “gross margin,” is susceptible to fluctuations due to a number of factors. In any given period, gross margin can vary significantly depending upon the mix and concentration of revenue by segment, product line within a particular segment, geography and customers. Gross margin can also be affected by our concentration of lower margin "common" equipment sales and higher margin products including channel cards, the mix of lower margin installation services within our service revenue, our introduction of new products, and changes in expense for excess and obsolete inventory and warranty obligations. We regularly encounter pricing pressure and market-based price erosion that can impact our results of operations, and we expect that our gross margins will be subject to fluctuation and significantly dependent upon on our level of success in driving product cost reductions relative to the price reductions that we encounter. Accordingly, our results of operations and gross margin can be adversely affected by the level of pricing pressure and competition that we encounter in the market. In an effort to retain or secure customers, enter new markets or capture market share, we may agree to pricing or other unfavorable commercial terms that result in lower or negative gross margins on a particular order or group of orders. Gross margin can also be affected as a result of our degree of success in implementing certain optimization initiatives focused on rationalizing our supply chain and consolidating third party contract manufacturers and distribution sites. These factors and market dynamics may result in fluctuation in our results of operations and can adversely affect our gross margin and results of operations in certain periods.

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
The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Quarter Ended January 31,				Increase
	2016	%*	2015	%*	(decrease)	%**
Total revenue	$573,115	100.0	$529,162	100.0	$43,953	8.3
Total cost of goods sold	321,665	56.1	298,867	56.5	22,798	7.6
Gross profit	$251,450	43.9	$230,295	43.5	$21,155	9.2
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2015 to 2016

	Quarter Ended January 31,				Increase
	2016	%*	2015	%*	(decrease)	%**
Product revenue	$457,589	100.0	$422,315	100.0	$35,274	8.4
Product cost of goods sold	260,482	56.9	236,548	56.0	23,934	10.1
Product gross profit	$197,107	43.1	$185,767	44.0	$11,340	6.1
_____________________________________
*    Denotes % of product revenue
**    Denotes % change from 2015 to 2016

	Quarter Ended January 31,				Increase
	2016	%*	2015	%*	(decrease)	%**
Service revenue	$115,526	100.0	$106,847	100.0	$8,679	8.1
Service cost of goods sold	61,183	53.0	62,319	58.3	(1,136)	(1.8)
Service gross profit	$54,343	47.0	$44,528	41.7	$9,815	22.0
_____________________________________
*    Denotes % of services revenue
**    Denotes % change from 2015 to 2016

•	Gross profit as a percentage of revenue increased as a result of the factors described below.

•	Gross profit on products as a percentage of product revenue decreased, as a result of market-based price erosion partially offset by product cost reductions.

•
Gross profit on services as a percentage of services revenue increased, primarily due to increased sales of higher margin software subscription services and improved efficiencies for maintenance, support, installation and deployment services.

Operating Expense

We expect operating expense to increase in fiscal 2016 from the level reported for fiscal 2015, in part due to the additional personnel and operations related to our acquisition of Cyan during the fourth quarter of fiscal 2015 and our acquisition of the HSPC assets of TeraXion on February 1, 2016. We also expect operating expense to increase in order to fund our research and development initiatives, to provide for investments in the re-engineering of company-wide enterprise resource planning platforms, and to fund the transition of key facilities. In particular, the development of our new facilities and the transition of our operations in Ottawa and India will require significant effort, time and cost.
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

Acquisition and integration costs consist of expenses for financial, legal and accounting advisors, associated with our acquisition of Cyan on August 3, 2015 and our acquisition of certain high-speed photonics components (HSPC) assets of TeraXion and its wholly-owned subsidiary ("TeraXion") on February 1, 2016.

Amortization of intangible assets primarily reflects the amortization of purchased technology and customer relationships from our acquisitions.

Restructuring costs primarily reflect actions Ciena has taken to better align its workforce, facilities and operating costs with perceived market opportunities, business strategies and changes in market and business conditions.

The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Quarter Ended January 31,				Increase
	2016	%*	2015	%*	(decrease)	%**
Research and development	$108,046	18.9	$100,761	19.0	$7,285	7.2
Selling and marketing	82,478	14.4	76,712	14.5	5,766	7.5
General and administrative	31,142	5.4	29,553	5.6	1,589	5.4
Acquisition and integration costs	1,299	0.2	—	—	1,299	100.0
Amortization of intangible assets	16,862	2.9	11,019	2.1	5,843	53.0
Restructuring costs	384	0.1	8,085	1.5	(7,701)	(95.3)
Total operating expenses	$240,211	41.9	$226,130	42.7	$14,081	6.2
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2015 to 2016

•
Research and development expense benefited from $9.3 million as a result of foreign exchange rates, net of hedging, primarily due to a stronger U.S. dollar in relation to the Canadian Dollar. Including the effect of foreign exchange rates, research and development expenses increased by $7.3 million. This change reflects increases of $4.9 million in employee and compensation costs, $2.0 million in facilities and information technology costs and $1.0 million in professional services. Research and development expense for fiscal 2016 also reflects a $1.3 million reduction in reimbursements from our strategic jobs investment fund grant from the province of Ontario, due to the maximum funding limit being met in the second quarter of fiscal 2015. These increases were partially offset by a decrease of $2.4 million in prototype expense.

•
Selling and marketing expense benefited from $4.0 million as a result of foreign exchange rates, primarily due to a stronger U.S. dollar in relation to the Euro and the Canadian Dollar. Including the effect of foreign exchange rates, selling and marketing expense increased by $5.8 million, primarily reflecting increases of $3.7 million in employee and compensation costs and $1.3 million in professional services.

•
General and administrative expense benefited from $1.2 million as a result of foreign exchange rates, primarily due to a stronger U.S. dollar in relation to the Euro and the Canadian Dollar. Including the effect of foreign exchange rates, general and administrative expense increased by $1.6 million, due to increased employee and compensation costs.

•
Acquisition and integration costs reflects expense for financial, legal and accounting advisors, related to our acquisition of Cyan on August 3, 2015 and our acquisition of certain high-speed photonics components (HSPC) assets of TeraXion and its wholly-owned subsidiary on February 1, 2016.

•	Amortization of intangible assets increased due to expense related to acquired intangible assets from our acquisition of Cyan during fiscal 2015.

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

Other items
The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Quarter Ended January 31,				Increase
	2016	%*	2015	%*	(decrease)	%**
Interest and other income (loss), net	$(8,776)	(1.5)	$(8,233)	(1.6)	$(543)	6.6
Interest expense	$12,710	2.2	$13,661	2.6	$(951)	(7.0)
Provision for income taxes	$1,299	0.2	$1,050	0.2	$249	23.7
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2015 to 2016

•
Interest and other income (loss), net remained relatively unchanged. During both the first quarter of fiscal 2016 and fiscal 2015, interest and other income (loss), net were adversely impacted by losses in foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity.

•	Interest expense decreased, primarily due to a reduction in aggregate of outstanding debt due to the maturity of our outstanding 4.0% Convertible Senior Notes on March 15, 2015.

•	Provision for income taxes increased primarily due to foreign tax expense.

Segment Profit (Loss)

The table below (in thousands, except percentage data) sets forth the changes in our segment profit (loss) for the respective periods:

	Quarter Ended January 31,
	2016	2015	Increase (decrease)	%*
Segment profit (loss):
Networking Platforms	$106,982	$95,074	$11,908	12.5
Software and Software-Related Services	$(3,574)	$2,588	$(6,162)	(238.1)
Global Services	$39,996	$31,872	$8,124	25.5
_____________________________________
*    Denotes % change from 2015 to 2016

•
Networking Platforms segment profit increased, primarily due to increased sales volume from the Z-Series Packet-Optical Platform acquired from Cyan and service provider demand for convergence of high-capacity, coherent 40G and 100G network infrastructures with integrated OTN switching and control plane functionality. The increased sales volume was partially offset by reduced gross margin and higher research and development costs.

•
Software and Software-Related Services segment loss was primarily due to higher research and development costs and lower gross margin from increased amortization of intangibles expense, partially offset by increased sales volume. Higher research and development costs reflect the addition of expenses relating to the development of our Blue Planet software platform.

•
Global Services segment profit increased, primarily due to increased gross margin and higher sales volume. The increased gross margin reflects lower costs for maintenance, support, installation and deployment services.

Liquidity and Capital Resources
At January 31, 2016, our principal sources of liquidity were cash and cash equivalents, investments in marketable debt securities, representing U.S. treasuries and commercial paper, and our ABL Credit Facility. The following table sets forth changes in our cash and cash equivalents and investments in marketable debt securities (in thousands):

	January 31, 2016	October 31, 2015	Increase (decrease)
Cash and cash equivalents	$660,321	$790,971	$(130,650)
Short-term investments in marketable debt securities	210,010	135,107	$74,903
Long-term investments in marketable debt securities	125,060	95,105	$29,955
Total cash and cash equivalents and investments in marketable debt securities	$995,391	$1,021,183	$(25,792)

The change in total cash and cash equivalents and investments in marketable debt securities during the first three months of fiscal 2016 was primarily related to the following:

•	$15.0 million cash generated from operations, consisting of $61.0 million provided by net loss (adjusted for non-cash charges) and $46.0 million used in working capital;

•	$28.9 million used for purchases of equipment, furniture, and fixtures and intellectual property;

•	$0.3 million used for settlement of foreign currency forward contracts, net;

•	$1.6 million used to pay capital lease obligations;

•	$14.6 million used for repayment of long-term debt;

•	$8.9 million provided by stock issuances under our employee stock purchase plan and exercise of stock options;

•	$0.8 million used for payment of debt issuance costs; and

•	$3.4 million decrease due to the effect of exchange rate changes on cash and cash equivalents.
Ciena and certain of its subsidiaries are parties to a senior secured asset-based revolving credit facility (the “ABL Credit Facility”) providing for a total commitment of $250 million with a maturity date of December 31, 2020. Ciena principally uses the ABL Credit Facility to support the issuance of letters of credit that arise in the ordinary course of its business and thereby to reduce its use of cash required to collateralize these instruments. As of January 31, 2016, letters of credit totaling $64.5 million were collateralized by our ABL Credit Facility. There were no borrowings outstanding under the ABL Credit Facility as of January 31, 2016.
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
The following sections set forth the components of our $15.0 million of cash generated from operating activities during the first three months of fiscal 2016:
Net loss (adjusted for non-cash charges)
The following table sets forth (in thousands) our net loss (adjusted for non-cash charges) during the period:

Three months ended
January 31, 2016
Net loss	$(11,546)
Adjustments for non-cash charges:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	14,449
Share-based compensation costs	14,477
Amortization of intangible assets	20,506
Provision for inventory excess and obsolescence	7,016
Provision for warranty	4,971
Other	11,087
Net loss (adjusted for non-cash charges)	$60,960

Working Capital
Our working capital used $46.0 million of cash during the period. The following tables set forth (in thousands) the major components of the reduction in working capital:

Three months ended
January 31, 2016
Cash provided by accounts receivable	$63,332
Cash used in inventories	(22,134)
Cash provided by prepaid expenses and other	6,761
Cash used in accounts payable, accruals and other obligations	(80,014)
Cash used in deferred revenue	(13,925)
Cash used in an increase in working capital	$(45,980)

 The $63.3 million of cash provided by accounts receivable during the first three months of fiscal 2016 reflects increased collections and lower sales volume in the first quarter of fiscal 2016 compared to the fourth quarter of fiscal 2015. Our days sales outstanding (DSOs) for the first quarter of fiscal 2016 were 75 days. The $22.1 million of cash used in inventory during the first three months of fiscal 2016 primarily reflects increases in deferred costs of goods sold. Cash provided by prepaid expense and other during the first three months of fiscal 2016 was $6.8 million, primarily reflecting a reduction in financing receivables. The $80.0 million of cash used in accounts payable, accruals and other obligations during the first three months of fiscal 2016 reflects, among other things, the annual payment under our cash incentive compensation plan to employees. The $13.9 million of cash used in deferred revenue during the first three months of fiscal 2016 represents revenue recognized from payments received in prior periods.

Cash Paid for Interest

Three months ended
January 31, 2016
0.875% Convertible Senior Notes due June 15, 2017(1)	$2,176
3.75% Convertible Senior Notes, due October 15, 2018(2)	—
4.0% Convertible Senior Notes, due December 15, 2020(3)	3,750
Term Loan Payable, due July 15, 2019(4)	2,341
Interest rate swap(5)	791
ABL Credit Facility(6)	498
Cash paid during period	$9,556

(1)	Interest on our outstanding 0.875% convertible senior notes, due June 15, 2017, is payable on June 15 and December 15 of each year.

(2)	Interest on our outstanding 3.75% convertible senior notes, due October, 2018, is payable on April 15 and October 15 each year.

(3)	Interest on our outstanding 4.0% convertible senior notes, due December 15, 2020, is payable on June 15 and December 15 of each year.

(4)
Interest on our outstanding Term Loan, due July 15, 2019, is payable periodically based on the underlying market index rate selected for borrowing. The Term Loan bears interest at LIBOR plus a spread of 300 basis points subject to a minimum LIBOR rate of 0.75%. During the first three months of fiscal 2016, the interest rate on our Term Loan was 3.75%.

(5)	Payments on our interest rate swap arrangement are variable and effectively fix the total interest rate under the Term Loan at 5.004% from July 20, 2015 through July 19, 2018.

(6)
During the first three months of fiscal 2016, we utilized the ABL Credit Facility to collateralize certain standby letters of credit and paid $0.5 million in commitment fees, interest expense and other administrative charges relating to our ABL Credit Facility.

For additional information about our convertible notes and Term Loan, ABL Credit Facility and interest rate swap, see Notes 14, 16 and 17 to our Condensed Consolidated Financial Statements included in in Item 1 of Part I of this report.

Contractual Obligations

The following is a summary of our future minimum payments under contractual obligations as of January 31, 2016 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Principal due at maturity on convertible notes (1)	$1,047,112	$—	$829,985	$217,127	$—
Principal due on Term Loan	246,250	1,875	5,000	239,375	—
Interest due on convertible notes	83,438	25,000	43,438	15,000	—
Interest due on Term Loan (2)	32,278	9,356	18,401	4,521	—
Payments due under Interest Rate Swap (2)	7,734	3,128	4,606	—	—
Operating leases (3)	140,217	32,806	41,320	21,738	44,353
Purchase obligations (4)	210,529	210,529	—	—	—
Capital leases— equipment	4,826	3,640	877	309	—
Capital leases— buildings (5)	119,341	2,015	10,952	14,001	92,373
Other obligations	1,894	1,259	508	127	—
Total (6)	$1,893,619	$289,608	$955,087	$512,198	$136,726
_____________________________________

(1)
Includes the accretion of the principal amount on our outstanding 4.0% convertible senior notes, due December 15, 2020 payable at maturity at a rate of 1.85% per year compounded semi-annually, commencing December 27, 2012.

(2)
Interest on the Term Loan and payments due under the Interest Rate Swap are variable and were calculated using the rate in effect on the balance sheet date. For additional information about our Term Loan and the interest rate swap, see Notes 14 and 16 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

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

(6)
As of January 31, 2016, we also had approximately $12.2 million of other long-term obligations in our Condensed Consolidated Balance Sheet for unrecognized tax positions that are not included in this table because the timing of any cash settlement with the respective tax authority, if any, cannot be reasonably estimated.

Some of our commercial commitments, including some of the future minimum payments in operating leases set forth above and certain commitments to customers, are secured by standby letters of credit collateralized under our ABL Credit Facility or restricted cash. Restricted cash balances are included in other current assets or other long-term assets depending upon the duration of the underlying letter of credit obligation. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of January 31, 2016 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Standby letters of credit	$66,998	$31,543	$14,665	$9,295	$11,495

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

We apply the percentage-of-completion method to long-term arrangements where we are required to undertake significant production, customization or modification engineering, and reasonable and reliable estimates of revenue and cost are available. Utilizing the percentage-of-completion method, we recognize revenue based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred. In instances that do not meet the percentage-of-completion method criteria, recognition of revenue is deferred until there are no uncertainties regarding customer acceptance. Unbilled percentage- of-completion revenues recognized are included in accounts receivable, net. Billings in excess of revenues recognized on these contracts are recorded within deferred revenue. The percentage of total revenue recognized using the percentage-of-completion method for the first three months ended January 31, 2015 and January 31, 2016 were 1.0% and 0.6%, respectively.

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

Our total deferred revenue for products was $66.5 million and $54.2 million as of October 31, 2015 and January 31, 2016, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $122.5 million and $119.5 million as of October 31, 2015 and January 31, 2016, respectively.

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

Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. We estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measurement of estimated fair value of our share-based compensation. See Note 19 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of January 31, 2016, total unrecognized compensation expense was $93.9 million: (i) $1.8 million, which related to unvested stock options and is expected to be recognized over a weighted-average period of 1.4 years; and (ii) $92.1 million which related to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.6 years.

We recognize windfall tax benefits associated with the exercise of stock options or release of restricted stock units directly to stockholders' equity only when realized. A windfall tax benefit occurs when the actual tax benefit realized by us upon an employee's disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that we had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, we follow the “with-

and-without” method. Under the with-and-without method, the windfall is considered realized and recognized for financial statement purposes only when an incremental benefit is provided after considering all other tax benefits including our net operating losses. The with-and-without method results in the windfall from share-based compensation awards always being effectively the last tax benefit to be considered. Consequently, the windfall attributable to share-based compensation will not be considered realized in instances where our net operating loss carryover (that is unrelated to windfalls) is sufficient to offset the current year's taxable income before considering the effects of current-year windfalls.

Incentive Compensation Expense
We provide incentive-based compensation opportunities to employees through cash incentive awards and, as described in “Share-Based Compensation” above, performance-based equity awards. The expense associated with these awards is reflected as a component of employee-related expense within our operating expense and costs of goods sold, as applicable.
For fiscal 2016, the Compensation Committee has approved an annual cash incentive arrangement generally applicable to full-time employees excluding commissioned salespersons, with the aggregate amount of any awards payable dependent upon the achievement of certain financial and operational goals for fiscal 2016. Given that the awards are generally contingent upon achieving annual objectives, the payment of cash incentive awards is not expected to be made until after fiscal year-end results are finalized. As a result, the expense that we accrue for incentive compensation in any interim period in fiscal 2016 is based upon estimates of expected financial results for the year and expected performance against relevant operating objectives. Because assessing actual performance against many of these objectives cannot generally occur until at or near fiscal year-end, determining the amount of expense that we incur in our interim financial statements for incentive compensation involves the judgment of management. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. We incurred an aggregate of $13.9 million of expense in the first three months of fiscal 2016 associated with our cash incentive bonus plan for fiscal 2016.
Reserve for Inventory Obsolescence

We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. Upon recognition of the write down, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In an effort to limit our exposure to delivery delays and to satisfy customer needs we purchase inventory based on forecasted sales across our product lines. In addition, part of our research and development strategy is to promote the convergence of similar features and functionalities across our product lines. Each of these practices exposes us to the risk that our customers will not order products for which we have forecasted sales, or will purchase less than we have forecasted. Historically, we have experienced write downs due to changes in our strategic direction, discontinuance of a product and declines in market conditions. We recorded charges for excess and obsolete inventory of $5.8 million and $7.0 million in the first three months of fiscal 2015 and 2016, respectively. The charges in fiscal 2016 primarily were related to a decrease in the forecasted demand for certain Converged Packet Optical and Optical Transport products. Our inventory net of allowance for excess and obsolescence was $191.2 million and $205.7 million as of October 31, 2015 and January 31, 2016, respectively.

Allowance for Doubtful Accounts Receivable

Our allowance for doubtful accounts receivable is based on management's assessment, on a specific identification basis, of the collectibility of customer accounts. We perform ongoing credit evaluations of our customers and generally have not required collateral or other forms of security from customers. In determining the appropriate balance for our allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectibility. In doing so, we consider creditworthiness, payment history, account activity and communication with such customer. If a customer's financial condition changes, or if actual defaults are higher than our historical experience, we may be required to take a charge for an allowance for doubtful accounts receivable which could have an adverse impact on our results of operations. Our accounts receivable, net of allowance for doubtful accounts, was $550.8 million and $480.4 million as of October 31, 2015 and January 31, 2016, respectively. Our allowance for doubtful accounts was $3.0 million and $3.2 million as of October 31, 2015 and January 31, 2016, respectively.

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

The first step in the process of assessing goodwill impairment is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. A non-cash goodwill impairment charge would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period. As of the end of first quarter of fiscal 2015, there was no goodwill balance. At the end of first quarter of fiscal 2016, the goodwill balance was $256.4 million as a result of our acquisition of Cyan.

Long-lived Assets

Our long-lived assets include: equipment, building, furniture and fixtures, finite-lived intangible assets and maintenance spares. As of October 31, 2015 and January 31, 2016, these assets totaled $449.9 million and $437.9 million, net, respectively. We test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets' carrying amount is not recoverable from its undiscounted cash flows. Our long-lived assets are assigned to asset groups which represent the lowest level for which we identify cash flows.We measure impairment loss as the amount by which the carrying amount of the asset or asset group exceeds its fair value.

Deferred Tax Valuation Allowance

As of January 31, 2016, we have recorded a valuation allowance offsetting substantially all our net deferred tax assets of $1.5 billion. When measuring the need for a valuation allowance, we assess both positive and negative evidence regarding the realizability of these deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as our operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, our cumulative loss during this three-year period represents sufficient negative evidence regarding the need for nearly a full valuation allowance. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income or as an adjustment to paid-in capital, based on tax ordering requirements.

Warranty

Our liability for product warranties, included in other accrued liabilities, was $56.7 million and $56.6 million as of October 31, 2015 and January 31, 2016, respectively. Our products are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties was $2.3 million and $5.0 million for the first three months of fiscal 2015 and 2016, respectively. See Note 13 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report. The provision for warranty claims may fluctuate on a quarterly basis depending upon the mix of products and customers in that period. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. An increase in warranty claims or the related costs associated with satisfying our warranty obligations could increase our cost of sales and negatively affect our gross margin.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.

Interest Rate Sensitivity. We currently hold investments in U.S. Government obligations and commercial paper with varying maturities. See Notes 5 and 6 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for information relating to investments and fair value. These investments are sensitive to interest rate movements, and their fair value will decline as interest rates rise and increase as interest rates decline. The estimated impact on these investments of a 100 basis point (1.0%) increase in interest rates across the yield curve from rates in effect as of the balance sheet date would be a $2.7 million decline in value.

Our earnings and cash flows from operations may be exposed to changes in interest rates because of the floating rate of interest in our Term Loan. See Note 16 to our Condensed Consolidated Financial Statements for information relating to the Term Loan. The Term Loan bears interest at LIBOR plus a spread of 300 basis points subject to a minimum LIBOR rate of 0.75%. As of January 31, 2016, the interest rate in effect on our Term Loan was 3.75%. During fiscal 2014, Ciena entered into interest rate swap arrangements ("interest rate swap") that fix the total interest rate under the Term Loan at 5.004%, for the period commencing on July 20, 2015 through July 19, 2018. As such, a 100 basis point increase in the LIBOR rate as of our most recent LIBOR rate setting would have an immaterial impact in annualized interest expense on our Term Loan as recognized in our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Risk. As a global concern, our business and results of operations are exposed to and can be impacted by movements in foreign currency exchange rates. Due to our global sales presence, some of our sales transactions and revenue are non-U.S. dollar denominated, with the Canadian Dollar and Euro being our most significant foreign currency revenue exposures. If the U.S. dollar strengthens against these currencies, our revenue for these transactions reported in U.S. dollars would decline. For our U.S. dollar denominated sales, an increase in the value of the U.S. dollar would increase the real costs of our products to customers in markets outside the United States, which could impact our competitive position. During the first three months of fiscal 2016, approximately 18.2% of revenue was non-U.S. dollar denominated. During the first three months of fiscal 2016 as compared to the three months of fiscal 2015, the U.S. dollar strengthened against a number of foreign currencies, including the Canadian Dollar and Euro and, consequently, our revenue reported in U.S. dollars was adversely impacted by approximately $8.6 million or 1.5%. As it relates to costs of goods sold, employee-related and facilities costs associated with certain manufacturing-related operations in Canada represent our primary exposure to foreign currency exchange risk.
With regard to operating expense, our primary exposure to foreign currency exchange risk relates to the Canadian Dollar, British Pound, Euro and Indian Rupee. During the first three months of fiscal 2016, approximately 45.8% of our operating expense was non-U.S. dollar denominated. If these or other currencies strengthen, costs reported in U.S. dollars will increase. During the first three months of fiscal 2016, research and development expense benefited approximately $9.3 million, net of hedging, due to the strengthening of the U.S. dollar in relation to the Canadian Dollar in comparison to the first three months of fiscal 2015. During the first three months of fiscal 2016, selling and marketing expense and general and administrative expenses benefited $4.0 million and $1.2 million, respectively, due to foreign exchange rates, primarily due to the strengthening of the U.S. dollar in relation to the Euro and the Canadian Dollar in comparison to the first three months of fiscal 2015.
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
Ciena Corporation, as the U.S. parent entity, uses the U.S. dollar as its functional currency; however some of Ciena's foreign branch offices and subsidiaries use the local currency as their functional currency. During the first three months of fiscal 2016, Ciena recorded $4.4 million in foreign currency exchange losses, as a result of monetary assets and liabilities that were transacted in a currency other than the entity's functional currency, and the re-measurement adjustments were recorded in interest and other income (loss), net on the Condensed Consolidated Statement of Operations. From time to time, Ciena uses foreign currency forwards to hedge these balance sheet exposures. These forwards are not designated as hedges for accounting purposes and any net gain or loss associated with these derivatives is reported in interest and other income (loss), net on the Condensed Consolidated Statement of Operations. During first three months of fiscal 2016, Ciena recorded losses of $4.6 million from these derivatives. See Note 2, Note 4 and Note 14 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Convertible Notes Outstanding. The fair market value of each of our outstanding issues of convertible notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of our stock rises and decrease as the market price of our stock falls. Interest rate and market value changes affect the fair market value of the notes, and may affect the prices at which we would be able to repurchase such notes were we to do so. These changes do not impact our financial position, cash flows or results of operations. For additional information on the fair value of our outstanding notes, see Note 16 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

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
Our revenue and results of operations can fluctuate significantly and unpredictably from quarter to quarter. Our budgeted expense levels are based on our visibility into customer spending plans and our projections of future revenue and gross margin. Customer spending levels are uncertain and subject to change and reductions in our expense levels to react to deviations from our projections can take significant time to implement. Because the percentage of revenue that we generate from customer orders placed during that particular quarter has increased as compared to our historical periods, this may increase the likelihood of fluctuations in our results. Our revenue for a particular quarter is difficult to predict, and a shortfall in expected orders in a given quarter can materially adversely affect our revenue and results of operations for that quarter or future quarterly periods. Additional factors that contribute to fluctuations in our revenue and operating results include:

•	broader macroeconomic conditions, including weakness and volatility in global markets, that affect our customers;

•	changes in capital spending by large communications service providers;

•	order timing, volume and cancellations;

•	backlog levels;

•	the level of competition and pricing pressure in our industry;

•	the impact of commercial concessions or unfavorable commercial terms required to maintain incumbency or secure new opportunities with key customers;

•	our level of success in achieving cost reductions and improved efficiencies in our supply chain as compared to market-based price erosion we regularly encounter;

•	our incurrence of start-up costs required to support initial deployments, gain new customers or enter new markets;

•	the timing of revenue recognition on sales, particularly relating to large orders;

•	the mix of revenue by product segment, geography and customer in any particular quarter;

•	installation service availability and readiness of customer sites;

•	adverse impact of foreign exchange; and

•	seasonal effects in our business.

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

A small number of very large companies have historically dominated our industry, many of which have substantially greater financial and marketing resources, broader product offerings and more established relationships with service providers and other customer segments than we do. Because of their scale and resources, they may be perceived to be a better fit for the procurement or network operating and management strategies of large service providers. Moreover, consolidation among our competitors may bolster their resources and competitive position. We also compete with a number of smaller companies that provide significant competition for a specific product, application, customer segment or geographic market. Due to the narrower focus of their efforts, these competitors may achieve commercial availability of their products more quickly or may be more attractive to customers in a particular product niche. If competitive pressures increase, or if we fail to compete successfully in our markets, our business and results of operations could suffer.

Our business and operating results could be adversely affected by unfavorable changes in macroeconomic and market conditions and reductions in the level of spending by customers in response to these conditions.
Our business and operating results, which depend significantly on general economic conditions and demand for our products and services, could be materially adversely affected by unfavorable or uncertain macroeconomic and market conditions, globally or with respect to a particular region or country where we operate. Thus far in 2016, global financial markets have experienced significant volatility and instability. Broad macroeconomic weakness and market volatility have previously resulted in sustained periods of decreased demand for our products and services that have adversely affected our operating results. Macroeconomic and market conditions could be adversely affected by a variety of political, economic or other factors in the United States and international markets that could adversely affect spending levels of our customers and their end users, and create volatility or deteriorating conditions in the markets in which we operate. Macroeconomic uncertainty or weakness could result in:

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
Network equipment sales to communications service providers, Web-scale providers and other large customers often involve lengthy sales cycles and protracted contract negotiations that may require us to agree to commercial terms or conditions that negatively affect pricing, risk allocation, payment and the timing of revenue recognition.

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
In order to sell our products into new geographic markets, diversify our customer base beyond our traditional customers and broaden the application for our solutions in communications networks, we continue to promote sales initiatives and foster strategic channel sales relationships, including the packet-optical resale element of our strategic relationship with Ericsson. Specifically, we are targeting sales opportunities with Web-scale providers, cloud infrastructure providers, communications service providers, enterprises, wireless operators, cable and multiservice operators, submarine network operators, research and education institutions, and federal, state and local governments. We also seek to expand our geographic reach and increase market share in international markets, including Brazil and India. To succeed in some of these geographic markets and customer segments we often need to leverage strategic sales channels and distribution arrangements, and we expect these relationships to be an important part of our business. There can be no assurance we will realize the expected benefits of these third party sales partnerships. In some cases we compete in certain business areas with our third party channel partners or may have divergent interests. Our efforts to manage and drive the intended benefits of such sales relationships may ultimately be unsuccessful, and difficulties selling through our third party channels could limit our growth and could harm our results of operations.

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
To avoid delays and meet customer demand for shorter delivery terms, we place orders with our contract manufacturers and component suppliers based on forecasts of customer demand. Our practice of buying inventory based on forecasted demand exposes us to the risk that our customers ultimately may not order the products we have forecast or will purchase fewer products than forecast. As a result, we may purchase inventory in anticipation of sales that ultimately do not occur. Market uncertainty can also limit our visibility into customer spending plans and compound the difficulty of forecasting inventory at appropriate levels. Moreover, our customer purchase agreements generally do not include any minimum purchase commitment. Also, customers often have the right to modify, reduce or cancel purchase quantities, and spending levels can be uncertain and subject to significant fluctuation. As we introduce new products with overlapping feature sets or application, it is increasingly possible that customers may forgo purchases of certain products we have inventoried in favor of next-generation products with similar or increased functionality. We may also be exposed to the risk of inventory write-offs as a result of certain supply chain initiatives, including consolidation and transfer of key manufacturing activities. If we are required to write off or write down a significant amount of inventory, our results of operations for the applicable period would be materially adversely affected.
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

At January 31, 2016, indebtedness on our outstanding convertible notes totaled approximately $1.0 billion in aggregate principal. In the event that some or all of these notes are converted into common stock, the ownership interests of our existing stockholders will be diluted, and any sales of such shares in the public market following conversion may adversely affect the market price for our common stock. We are also a party to credit agreements relating to a $250 million senior secured asset-based revolving credit facility and a $250 million senior secured term loan. The agreements governing these credit facilities contain certain covenants that limit our ability, among other things, to incur additional debt, create liens and encumbrances, pay cash dividends, redeem or repurchase stock, enter into certain acquisition transactions or transactions with affiliates, repay certain indebtedness, make investments or dispose of assets. The agreements also include customary remedies, including the right of the lenders to take action with respect to the collateral securing the loans, that would apply should we default or otherwise be unable to satisfy our debt obligations.

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

We have recently undertaken and expect to undertake in the future the transition of two of our significant research and development facilities, which will affect a large number of our employees. The lease for our Lab 10 building on the Carling Campus in Ottawa, Canada will expire in fiscal 2018, and the leases for our facilities in Gurgaon, India will expire in fiscal

2017. The Ottawa and Gurgaon facilities represent our two largest research and development sites in the world, and include both significant headcount including key engineering personnel and a large amount of sophisticated lab equipment. In Ottawa, we are in the process of developing a new research and development campus, and will be transitioning our existing operations and personnel to the new campus over the next two years in anticipation of the expiration of the Lab 10 lease. In Gurgaon, we recently entered into a letter of intent to lease a new building adjacent to one of our existing facilities, and will be transitioning certain of our existing operations and personnel to the new building over the next two years. Relocating our engineering operations may be costly, and there can be no assurance that the transition of key engineering functions to a successor facility will not be disruptive or adversely affect productivity. Significant facilities transitions could be disruptive to our operations and may result in unanticipated expense and adverse effects on our cash position and cash flows.

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

Strategic transactions, including our recently completed acquisition of Cyan, can involve numerous additional risks, including:

•	failure to achieve the anticipated transaction benefits or the projected financial results and operational synergies;

•	greater than expected acquisition and integration costs;

•	disruption due to the integration and rationalization of operations, products, technologies and personnel;

•	diversion of management attention;

•	difficulty completing projects of the acquired company and costs related to in-process projects;

•	difficulty managing customer transitions or entering into new markets;

•	the loss of key employees;

•	disruption on termination of business relationships with customers, suppliers, vendors, landlords, licensors and other business partners;

•	ineffective internal controls over financial reporting;

•	dependence on unfamiliar suppliers or manufacturers;

•	assumption of or exposure to unanticipated liabilities, including intellectual property infringement claims; and

•	adverse tax or accounting effects including amortization expense related to intangible assets and charges associated with impairment of goodwill.

As a result of these and other risks, our acquisitions, investments or strategic transactions may not reap the intended benefits and may ultimately have a negative impact on our business, results of operation and financial condition.
If the market for software solutions does not evolve in the way we anticipate or if customers do not adopt our Blue Planet solutions, we may not be able to realize a key part of our business strategy and the intended benefits of our acquisition of Cyan.
A key part of our business strategy and ability to derive the anticipated benefits of our acquisition of Cyan will depend on, among other things, our ability to gain market adoption for our Blue Planet software platform and derive long-term revenue growth based on Cyan’s software capabilities. If the markets relating to software solutions, including SDN, NFV and software management and control, do not develop as we anticipate, or if we are unable to increase market awareness and adoption of our Blue Planet solutions as the preferred solution within those markets, demand for our Blue Planet solutions may not grow. As a result, our future revenue and profitability would be adversely affected. As a result, the success of our Cyan acquisition and our long-term success in the software market will depend to a significant extent on potential customers recognizing the benefits of our next-generation, Blue Planet software solutions, and the willingness of service providers and high-performance data center and other network operators to increase their use of SDN and NFV solutions in their networks. The market for these solutions is at an early stage, and it is difficult to predict important trends, including the potential growth, if any, of this market. If the market for these software solutions does not evolve in the way we anticipate or if customers do not adopt our solutions, we may not to be able to increase sales of our Blue Planet platform, which would adversely impact our revenue and profitability. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected.
Adverse resolution of litigation may harm our operating results or financial condition.

We are a party to claims and litigation in the normal course of our business. Among other claims, we are a party to a consolidated class action lawsuit in the Court of Chancery of the State of Delaware relating to our acquisition of Cyan, Inc. in August 2015. As a result of this acquisition, we also became a defendant in a consolidated securities class action lawsuit in the Superior Court of California, County of San Francisco, against Cyan, the members of Cyan’s board of directors, Cyan’s former Chief Financial Officer, and the underwriters of Cyan’s initial public offering. The consolidated complaint alleges violations of federal securities laws on behalf of a purported class consisting of purchasers of Cyan’s common stock pursuant or traceable to the registration statement and prospectus for Cyan’s initial public offering in April 2013, and seeks unspecified compensatory damages and other relief. Such litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and may harm our operating results or financial condition. For additional information regarding certain of the legal proceedings in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.

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

As of January 31, 2016, our balance sheet includes $256.4 million of goodwill on our balance sheet. This amount primarily represents the remaining excess of the total purchase price of our acquisition of Cyan over the fair value of the net assets acquired. Ciena tests each reporting unit for impairment of goodwill on an annual basis, and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. As of January 31, 2016, our balance sheet also includes $437.9 million in long-lived assets, which includes $182.2 million of intangible assets. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These assumptions are used to forecast future, undiscounted cash flows upon which our estimates are based. Periods of significant uncertainty or instability of macroeconomic conditions can make forecasting future business difficult. If actual market conditions differ or our forecasts change, we may be required to reassess goodwill or long-lived assets and could record an impairment charge. Any impairment charge relating to goodwill or long-lived assets would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

4.1
Sixth Amendment to the ABL Credit Agreement dated January 8, 2016, by and among by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc. Ciena Canada, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the lenders party thereto.

4.2
Amended and Restated Canadian Security Agreement dated January 8, 2016 by and among Ciena Canada, Inc., each other assignor from time to time party thereto, and Deutsche Bank AG New York Branch, as Collateral Agent.

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

Ciena Corporation
Date:	March 9, 2016	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	March 9, 2016	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)