Form 10-Q
period 2016-07-31
CIENA CORP
filed 2016-09-07
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 2, 2016
common stock, $0.01 par value	139,341,312

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Revenue:
Products	$553,450	$493,919	$1,535,017	$1,428,114
Services	117,100	109,013	349,365	325,582
Total revenue	670,550	602,932	1,884,382	1,753,696
Cost of goods sold:
Products	299,381	273,837	851,641	797,283
Services	62,684	59,226	189,713	183,838
Total cost of goods sold	362,065	333,063	1,041,354	981,121
Gross profit	308,485	269,869	843,028	772,575
Operating expenses:
Research and development	116,697	100,379	339,346	306,342
Selling and marketing	83,732	81,650	252,878	240,833
General and administrative	34,336	29,743	100,681	89,598
Acquisition and integration costs	1,029	2,435	4,613	3,455
Amortization of intangible assets	14,529	11,019	46,957	33,057
Restructuring costs	1,138	192	2,057	8,260
Total operating expenses	251,461	225,418	746,532	681,545
Income from operations	57,024	44,451	96,496	91,030
Interest and other income (loss), net	(3,647)	(5,491)	(11,456)	(19,273)
Interest expense	(15,967)	(11,883)	(41,285)	(38,491)
Income before income taxes	37,410	27,077	43,755	33,266
Provision for income taxes	3,864	3,452	7,758	7,767
Net income	$33,546	$23,625	$35,997	$25,499
Basic net income per common share	$0.24	$0.20	$0.26	$0.23
Diluted net income per potential common share	$0.23	$0.19	$0.26	$0.22
Weighted average basic common shares outstanding	138,881	118,413	137,835	113,189
Weighted average dilutive potential common shares outstanding	169,349	133,233	139,053	114,549

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Quarter Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Net income	$33,546	$23,625	$35,997	$25,499
Change in unrealized gain on available-for-sale securities, net of tax	169	(13)	425	(37)
Change in unrealized loss on foreign currency forward contracts, net of tax	(946)	(154)	518	(1,626)
Change in unrealized loss on forward starting interest rate swap, net of tax	(2,270)	(667)	(2,176)	(2,885)
Change in cumulative translation adjustment	(2,724)	(3,508)	1,969	(6,919)
Other comprehensive income (loss)	(5,771)	(4,342)	736	(11,467)
Total comprehensive income	$27,775	$19,283	$36,733	$14,032

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	July 31, 2016	October 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$854,918	$790,971
Short-term investments	295,322	135,107
Accounts receivable, net	588,389	550,792
Inventories	221,598	191,162
Prepaid expenses and other	189,947	196,178
Total current assets	2,150,174	1,864,210
Long-term investments	115,366	95,105
Equipment, building, furniture and fixtures, net	272,955	191,973
Goodwill	267,261	256,434
Other intangible assets, net	165,169	202,673
Other long-term assets	72,733	84,656
Total assets	$3,043,658	$2,695,051
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$232,736	$222,140
Accrued liabilities	297,123	316,283
Deferred revenue	117,952	126,111
Current portion of long-term debt	455,465	2,500
Total current liabilities	1,103,276	667,034
Long-term deferred revenue	70,287	62,962
Other long-term obligations	122,852	72,540
Long-term debt, net	1,025,684	1,271,639
Total liabilities	$2,322,099	$2,074,175
Commitments and contingencies (Note 22)
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 139,253,617 and 135,612,217 shares issued and outstanding	1,393	1,356
Additional paid-in capital	6,704,349	6,640,436
Accumulated other comprehensive loss	(21,390)	(22,126)
Accumulated deficit	(5,962,793)	(5,998,790)
Total stockholders’ equity	721,559	620,876
Total liabilities and stockholders’ equity	$3,043,658	$2,695,051

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended July 31,
	2016	2015
Cash flows provided by operating activities:
Net income	$35,997	$25,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	46,624	41,601
Share-based compensation costs	41,832	32,402
Amortization of intangible assets	59,428	39,659
Provision for inventory excess and obsolescence	26,663	18,010
Provision for warranty	13,114	12,549
Other	15,706	17,818
Changes in assets and liabilities:
Accounts receivable	(37,768)	(33,362)
Inventories	(56,267)	40,372
Prepaid expenses and other	16,687	(24,297)
Accounts payable, accruals and other obligations	(5,087)	(21,937)
Deferred revenue	(4,120)	29,170
Net cash provided by operating activities	152,809	177,484
Cash flows used in investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(81,161)	(39,729)
Restricted cash	—	(42)
Purchase of available for sale securities	(340,168)	(180,203)
Proceeds from maturities of available for sale securities	160,606	140,000
Settlement of foreign currency forward contracts, net	(9,982)	16,289
Acquisition of business, net of cash acquired	(32,000)	—
Purchase of cost method investment	—	(2,000)
Net cash used in investing activities	(302,705)	(65,685)
Cash flows provided by financing activities:
Proceeds from issuance of term loan, net	248,750	—
Payment of long term debt	(45,990)	(8,901)
Payment of debt issuance costs	(3,980)	(420)
Payment of capital lease obligations	(5,359)	(6,441)
Proceeds from issuance of common stock	22,118	19,622
Net cash provided by financing activities	215,539	3,860
Effect of exchange rate changes on cash and cash equivalents	(1,696)	(5,288)
Net increase in cash and cash equivalents	63,947	110,371
Cash and cash equivalents at beginning of period	790,971	586,720
Cash and cash equivalents at end of period	$854,918	$697,091
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$31,787	$31,566
Cash paid during the period for income taxes, net	$9,947	$8,526
Non-cash investing activities
Purchase of equipment in accounts payable	$10,204	$16,717
Equipment acquired under capital lease	$5,322	$464
Building subject to capital lease	$8,993	$14,939
Construction in progress subject to build-to-suit lease	$35,875	$8,770
Non-cash financing activities
Conversion of 4.0% convertible senior notes, due March 15, 2015 into 8,898,387 shares of common stock	$—	$180,645

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

Ciena previously identified prior period errors in the classification of foreign currency differences on changes in operating assets and liabilities for each quarterly period during the nine months ended July 31, 2015. The matters identified had no impact on any of the cash flow statement subtotals in any of the quarters, and were limited to equal and offsetting errors within the subtotal of cash provided by operations. Ciena concluded that the errors were not material to any of its previously issued financial statements. Ciena has revised the affected periods as they are presented in fiscal 2016 on a comparable basis to reflect the correction. The revisions resulted in net reclassifications within the cash flows from operating activities section of the cash flow from "Other" to “Changes in assets and liabilities” of $19.0 million for the nine-month period ending July 31, 2015.

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

Ciena has a minority equity investment in a privately held technology company that is classified in other long-term assets. This investment is carried at cost because Ciena owns less than 20% of the voting equity and does not have the ability to exercise significant influence over the company. Ciena monitors this investment for impairment and makes appropriate reductions to the carrying value when necessary. As of July 31, 2016, the carrying value of this investment was $2.0 million. Ciena has not estimated the fair value of this cost method investment because determining the fair value is not practicable. Ciena has not evaluated this investment for impairment as there have not been any events or changes in circumstances that Ciena believes would have had a significant adverse effect on the fair value of this investment.

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

Ciena applies the percentage-of-completion method to long-term arrangements where Ciena is required to undertake significant production, customization or modification engineering, and reasonable and reliable estimates of revenue and cost are available. Utilizing the percentage-of-completion method, Ciena recognizes revenue based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred. In instances that do not meet the percentage-of-completion method criteria, recognition of revenue is deferred until there are no uncertainties regarding customer acceptance. Unbilled percentage-of-completion revenues recognized are included in accounts receivable, net. Billings in excess of revenues recognized on these contracts are recorded within deferred revenue. The percentage of total revenue recognized using the percentage-of-completion method for the nine months ended July 31, 2016 and July 31, 2015 was 0.3% and 1.9%, respectively.

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

In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. In addition, tax authorities periodically audit Ciena's income tax returns. These audits examine significant tax filing positions, including the timing and amounts of deductions and the allocation of income tax expenses among tax jurisdictions. Ciena is currently under audit in India for 2010 and 2012 through 2014 and in Canada for 2010 through 2013. Management does not expect the outcome of these audits to have a material adverse effect on Ciena's consolidated financial position, results of operations or cash flows. Ciena's major tax jurisdictions and the earliest open tax years are as follows: United States (2013), United Kingdom (2013), Canada (2010) and India (2010). Limited adjustments can be made to Federal U.S. tax returns in earlier years in order to reduce net operating loss carryforwards. Ciena classifies interest and penalties related to uncertain tax positions as a component of income tax expense.

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

On February 1, 2016, Ciena, through a Canadian subsidiary, acquired certain high-speed photonics components ("HSPC") assets of TeraXion Inc. ("TeraXion") and its wholly-owned subsidiary for approximately $32 million in cash. The assets purchased include TeraXion’s high-speed indium phosphide and silicon photonics technologies, as well as the underlying intellectual property. These technologies support development of Ciena's WaveLogic coherent optical chipsets. This transaction has been accounted for as the acquisition of a business.

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
Ciena has undertaken a number of restructuring activities intended to reduce expense and better align its workforce and costs with market opportunities, product development and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the nine months ended July 31, 2016 (in thousands):

	Workforce reduction	Consolidation of excess facilities	Total
Balance at October 31, 2015	$591	$688	$1,279
Additional liability recorded	2,067	(9)	2,058
Cash payments	(1,736)	(316)	(2,052)
Balance at July 31, 2016	$922	$363	$1,285
Current restructuring liabilities	$922	$363	$1,285
Non-current restructuring liabilities	$—	$—	$—

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

(5) INTEREST AND OTHER INCOME (LOSS), NET
The components of interest and other income (loss), net, are as follows (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Interest income	$1,250	$323	$2,918	$788
Gain (loss) on non-hedge designated foreign currency forward contracts	(4,787)	4,924	(20,000)	14,925
Foreign currency exchange gain (loss)	(839)	(10,424)	5,291	(32,910)
Other	729	(314)	335	(2,076)
Interest and other income (loss), net	$(3,647)	$(5,491)	$(11,456)	$(19,273)
Ciena Corporation, as the U.S. parent entity, uses the U.S. dollar as its functional currency; however, some of its foreign branch offices and subsidiaries use the local currency as their functional currency. During the first nine months of fiscal 2016 and the first nine months of fiscal 2015, Ciena recorded $5.3 million of foreign currency exchange rate gains and $32.9 million in foreign currency exchange rate losses, respectively, as a result of monetary assets and liabilities that were transacted in a currency other than the entity's functional currency, and the re-measurement adjustments were recorded in interest and other income (loss), net on the Condensed Consolidated Statement of Operations. From time to time, Ciena uses foreign currency forwards to hedge these balance sheet exposures. These forwards are not designated as hedges for accounting purposes and any net gain or loss associated with these derivatives is reported in interest and other income (loss), net on the Condensed Consolidated Statement of Operations. During the first nine months of fiscal 2016 and fiscal 2015, Ciena recorded losses of $20.0 million and gains of $14.9 million, respectively, from non-hedge designated foreign currency forward contracts.

(6)	SHORT-TERM AND LONG-TERM INVESTMENTS

As of the dates indicated, investments are comprised of the following (in thousands):

	July 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$265,168	$187	(3)	$265,352
Included in long-term investments	115,182	186	(2)	115,366
	$380,350	$373	$(5)	$380,718

Commercial paper:
Included in short-term investments	$29,970	—	—	$29,970
	$29,970	$—	$—	$29,970

	October 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$110,108	$10	$—	$110,118
Included in long-term investments	95,171	—	(66)	95,105
	$205,279	$10	$(66)	$205,223

Commercial paper:
Included in short-term investments	$24,989	—	—	$24,989
	$24,989	$—	$—	$24,989

The following table summarizes the final legal maturities of debt investments at July 31, 2016 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$295,138	$295,322
Due in 1-2 years	115,182	115,366
	$410,320	$410,688

(7)	FAIR VALUE MEASUREMENTS

As of the date indicated, the following table summarizes the assets and liabilities that are recorded at fair value on a recurring basis (in thousands):

	July 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$665,581	$—	$—	$665,581
U.S. government obligations	—	380,718	—	380,718
Commercial paper	—	94,944	—	94,944
Foreign currency forward contracts	—	261	—	261
Total assets measured at fair value	$665,581	$475,923	$—	$1,141,504

Liabilities:
Foreign currency forward contracts	$—	$1,485	$—	$1,485
Forward starting interest rate swap	—	7,698	—	7,698
Total liabilities measured at fair value	$—	$9,183	$—	$9,183

	October 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$642,073	$—	$—	$642,073
U.S. government obligations	—	205,223	—	205,223
Commercial paper	—	74,983	—	74,983
Foreign currency forward contracts	—	89	—	89
Total assets measured at fair value	$642,073	$280,295	$—	$922,368

Liabilities:
Foreign currency forward contracts	$—	$512	$—	$512
Forward starting interest rate swap	—	5,522	—	5,522
Total liabilities measured at fair value	$—	$6,034	$—	$6,034

As of the date indicated, the assets and liabilities above are presented on Ciena’s Condensed Consolidated Balance Sheet as follows (in thousands):

	July 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$665,581	$64,974	$—	$730,555
Short-term investments	—	295,322	—	295,322
Prepaid expenses and other	—	261	—	261
Long-term investments	—	115,366	—	115,366
Total assets measured at fair value	$665,581	$475,923	$—	$1,141,504

Liabilities:
Accrued liabilities	$—	$1,485	$—	$1,485
Other long-term obligations	—	7,698	—	7,698
Total liabilities measured at fair value	$—	$9,183	$—	$9,183

	October 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$642,073	$49,994	$—	$692,067
Short-term investments	—	135,107	—	135,107
Prepaid expenses and other	—	89	—	89
Long-term investments	—	95,105	—	95,105
Total assets measured at fair value	$642,073	$280,295	$—	$922,368

Liabilities:
Accrued liabilities	$—	$512	$—	$512
Other long-term obligations	—	5,522	—	5,522
Total liabilities measured at fair value	$—	$6,034	$—	$6,034

Ciena did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

(8)	ACCOUNTS RECEIVABLE

As of July 31, 2016 and October 31, 2015, one customer accounted for 10.7% and 10.4% of Ciena's net accounts receivable, respectively. Ciena has not historically experienced a significant amount of bad debt expense. Allowance for doubtful accounts was $3.8 million and $3.0 million as of July 31, 2016 and October 31, 2015, respectively.

(9)	INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	July 31, 2016	October 31, 2015
Raw materials	$45,655	$53,082
Work-in-process	13,813	9,120
Finished goods	158,756	125,966
Deferred cost of goods sold	67,176	55,995
	285,400	244,163
Provision for excess and obsolescence	(63,802)	(53,001)
	$221,598	$191,162

Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand and market conditions. During the first nine months of fiscal 2016, Ciena recorded a provision for excess and obsolescence of $26.7 million, primarily related to a decrease in the forecasted demand for certain Converged Packet Optical and Optical Transport products. Deductions from the provision for excess and obsolete inventory relate primarily to disposal activities.

(10)	PREPAID EXPENSES AND OTHER
As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	July 31, 2016	October 31, 2015
Prepaid VAT and other taxes	$86,821	$74,754
Product demonstration equipment, net	47,392	41,611
Deferred deployment expense	24,662	26,193
Prepaid expenses	26,903	25,074
Other non-trade receivables	3,137	8,588
Financing receivable	771	19,869
Derivative assets	261	89
	$189,947	$196,178

Depreciation of product demonstration equipment was $8.1 million and $7.3 million for the first nine months of fiscal 2016 and 2015, respectively.

(11)	EQUIPMENT, BUILDING, FURNITURE AND FIXTURES
As of the dates indicated, equipment, building, furniture and fixtures are comprised of the following (in thousands):

	July 31, 2016	October 31, 2015
Equipment, furniture and fixtures	$436,852	$404,935
Building subject to capital lease	23,143	13,459
Construction in progress subject to build-to-suit lease	55,023	18,663
Leasehold improvements	67,990	49,196
	583,008	486,253
Accumulated depreciation and amortization	(310,053)	(294,280)
	$272,955	$191,973

During fiscal 2014, Ciena entered into a lease agreement to lease an office building located in Ottawa, Canada. During fiscal 2015 and fiscal 2016, Ciena gained access to portions of the building and recorded the corresponding capital lease asset and liability.

Ciena capitalizes construction in progress and records a corresponding long-term liability for build-to-suit lease agreements where Ciena is considered the owner, for accounting purposes, during the construction period. On April 15, 2015, Ciena entered into a build-to-suit lease arrangement pursuant to which the landlord will construct, and Ciena will subsequently lease, two new office buildings at its new Ottawa, Canada campus. The landlord will construct the buildings and contribute up to a maximum of CAD$290.00 per rentable square foot in total construction costs plus certain allowances for tenant improvements, and Ciena will be responsible for any additional construction costs. As of July 31, 2016, there were $55.0 million in costs incurred under this build-to-suit lease arrangement. Upon occupancy of the facilities, Ciena expects this arrangement to qualify as a capital lease. As a result, the facilities will be depreciated over the shorter of their useful life or the lease term.

The total of depreciation of equipment, furniture and fixtures, and amortization of leasehold improvements, was $38.5 million and $34.3 million for the first nine months of fiscal 2016 and 2015, respectively.

(12)	OTHER INTANGIBLE ASSETS
As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	July 31, 2016			October 31, 2015
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Developed technology	$347,897	$(237,318)	$110,579	$506,647	$(382,130)	$124,517
In-process research and development	4,241	—	4,241	—	—	—
Patents and licenses	6,565	(6,223)	342	46,538	(46,072)	466
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	358,647	(308,640)	50,007	388,621	(310,931)	77,690
Total other intangible assets	$717,350	$(552,181)	$165,169	$941,806	$(739,133)	$202,673

In the second quarter of fiscal 2016, certain fully amortized intangible assets of approximately $246.4 million have been eliminated from gross intangible assets and accumulated amortization during the period, with no corresponding impact to the income statement. These assets were primarily technology for products no longer being sold by Ciena. The aggregate amortization expense of intangible assets was $59.4 million and $39.7 million for the first nine months of fiscal 2016 and 2015, respectively. Expected future amortization of intangible assets for the fiscal years indicated is as follows (in thousands):

Period ended October 31,
2016 (remaining three months)	$18,851
2017	45,309
2018	22,629
2019	22,081
2020	21,055
Thereafter	31,003
	$160,928	(1)

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

Ciena's goodwill was generated from the acquisition of Cyan, Inc. ("Cyan") during fiscal 2015 and the acquisition of the HSPC assets of TeraXion during the second quarter of fiscal 2016, and is primarily related to expected synergies. The following table presents the goodwill allocated to Ciena's reportable segments as of the dates indicated (in thousands):

	Balance at October 31, 2015	Acquisitions	Impairments	Translation(1)	Balance at July 31, 2016
Software and Software-Related Services	$201,428	$—	$—	$—	$201,428
Networking Platforms	55,006	10,083	—	744	65,833
Total	$256,434	$10,083	$—	$744	$267,261

(1) Represents translation on goodwill related to the acquisition of the HSPC assets by Ciena's Canadian subsidiary.

(14)	OTHER BALANCE SHEET DETAILS
As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	July 31, 2016	October 31, 2015
Maintenance spares, net	$50,510	$55,259
Deferred debt issuance costs, net	11,676	10,820
Financing receivable	385	10,107
Other	10,162	8,470
	$72,733	$84,656

Deferred debt issuance costs relate to Ciena's convertible notes payable (described in Note 17 below), term loans (described in Note 17 below) and ABL Credit Facility (described in Note 18 below). Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate method, through the maturity of the related debt. The amortization of deferred debt issuance costs is included in interest expense, and was $3.1 million and $3.6 million during the first nine months of fiscal 2016 and 2015, respectively.
As of the dates indicated, accrued liabilities and other short-term obligations are comprised of the following (in thousands):

	July 31, 2016	October 31, 2015
Compensation, payroll related tax and benefits	$92,492	$109,466
Warranty	54,479	56,654
Vacation	36,640	34,189
Capital lease obligations	2,443	4,923
Interest payable	5,909	5,389
Other	105,160	105,662
	$297,123	$316,283

The following table summarizes the activity in Ciena’s accrued warranty for the fiscal periods indicated (in thousands):

Nine months ended	Beginning			Ending
July 31,	Balance	Provisions	Settlements	Balance
2015	$55,997	12,549	(14,712)	$53,834
2016	$56,654	13,114	(15,289)	$54,479

As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	July 31, 2016	October 31, 2015
Products	$48,826	$66,527
Services	139,413	122,546
	188,239	189,073
Less current portion	(117,952)	(126,111)
Long-term deferred revenue	$70,287	$62,962

As of the dates indicated, other long-term obligations are comprised of the following (in thousands):

	July 31, 2016	October 31, 2015
Construction liability	$55,023	$18,663
Capital lease obligations	25,402	13,794
Income tax liability	12,522	13,308
Deferred tenant allowance	9,312	9,807
Straight-line rent	6,627	6,237
Forward starting interest rate swap	7,698	5,522
Other	6,268	5,209
	$122,852	$72,540

Ciena capitalizes construction in progress and records a corresponding long-term liability for build-to-suit lease agreements where Ciena is considered the owner during the construction period for accounting purposes.

The following is a schedule by fiscal year of future minimum lease payments under capital leases and the present value of minimum lease payments as of July 31, 2016 (in thousands):

Period ended October 31,
2016 (remaining three months)	$1,100
2017	4,200
2018	3,862
2019	3,440
2020	2,460
Thereafter	30,806
Net minimum capital lease payments	45,868
Less: Amount representing interest	(18,023)
Present value of minimum lease payments	27,845
Less: Current portion of present value of minimum lease payments	(2,443)
Long-term portion of present value of minimum lease payments	$25,402

(15)	DERIVATIVE INSTRUMENTS

Foreign Currency Derivatives

As of July 31, 2016 and October 31, 2015, Ciena had forward contracts in place to reduce the variability in its Canadian Dollar and Indian Rupee denominated expense, which principally related to its research and development activities. The notional amount of these contracts was approximately $50.4 million and $68.1 million as of July 31, 2016 and October 31, 2015, respectively. These foreign exchange contracts have maturities of 12 months or less and have been designated as cash flow hedges.

During the first nine months of fiscal 2016 and fiscal 2015, in order to hedge certain balance sheet exposures, Ciena entered into forward contracts to mitigate risk due to volatility in the Brazilian Real, Canadian Dollar and Mexican Peso. The notional amount of these contracts was approximately $80.2 million and $146.5 million as of July 31, 2016 and October 31, 2015, respectively. These foreign exchange contracts have maturities of 12 months or less and have not been designated as hedges for accounting purposes.

Interest Rate Derivatives

During fiscal 2014, Ciena entered into floating interest rate to fixed interest rate swap arrangements ("interest rate swaps") that fix the interest rate under the 2019 Term Loan (as defined in Note 17) at 5.004% for the period commencing on July 20,

2015 through July 19, 2018. The total notional amount of these derivatives as of July 31, 2016 and October 31, 2015 was $245.0 million and $246.9 million, respectively.

In May 2016, Ciena entered into interest rate swaps that fix the total interest rate under the 2021 Term Loan (as defined in Note 17) at 4.62% to 4.87%, depending on the applicable margin, for the period commencing on June 20, 2016 through June 22, 2020. The total notional amount of these derivatives as of July 31, 2016 was $249.4 million.

Ciena expects the variable rate payments to be received under the terms of the interest rate swaps to exactly offset the forecasted variable rate payments on the equivalent notional amounts of the 2019 Term Loan and 2021 Term Loan. These derivative contracts have been designated as cash flow hedges.

Other information regarding Ciena's derivatives is immaterial for separate financial statement presentation. See Note 5 and Note 7 above.

(16) ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income ("AOCI") for the nine months ending July 31, 2016:

	Unrealized	Unrealized	Unrealized	Cumulative
	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on Forward	Foreign Currency
	Marketable Securities	Foreign Currency Contracts	Starting Interest Rate Swap	Translation Adjustment	Total
Balance at October 31, 2015	$(78)	$(268)	$(5,522)	$(16,258)	$(22,126)
Other comprehensive income (loss) before reclassifications	425	(70)	(4,655)	1,969	(2,331)
Amounts reclassified from AOCI	—	588	2,479	—	3,067
Balance at July 31, 2016	$347	$250	$(7,698)	$(14,289)	$(21,390)

The following table summarizes the changes in AOCI for the nine months ending July 31, 2015:

	Unrealized	Unrealized	Unrealized	Cumulative
	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on Forward	Foreign Currency
	Marketable Securities	Foreign Currency Contracts	Starting Interest Rate Swap	Translation Adjustment	Total
Balance at October 31, 2014	$71	$(173)	(2,083)	$(12,483)	$(14,668)
Other comprehensive income (loss) before reclassifications	(37)	(5,451)	(2,885)	(6,919)	(15,292)
Amounts reclassified from AOCI	—	3,825	—	—	3,825
Balance at July 31, 2015	$34	$(1,799)	$(4,968)	$(19,402)	$(26,135)

All amounts reclassified from AOCI related to settlement (gains) losses on foreign currency forward contracts designated as cash flow hedges impacted research and development on the Condensed Consolidated Statements of Operations. All amounts reclassified from AOCI related to settlement (gains) losses on forward starting interest swaps designated as cash flow hedges impacted interest and other income (loss), net on the Condensed Consolidated Statements of Operations.

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

The principal balance, unamortized discount and net carrying amount of the 2021 Term Loan were as follows as of July 31, 2016 (in thousands):

	Principal Balance	Unamortized Discount	Net Carrying Amount
Term Loan Payable due April 25, 2021	$249,375	$1,183	$248,192

The following table sets forth the carrying value and the estimated fair value of the 2021 Term Loan (in thousands):

	July 31, 2016
	Carrying Value	Fair Value(2)
Term Loan Payable due April 25, 2021(1)	$248,192	$251,557

(1)	Includes unamortized bond discount.

(2)
The 2021 Term Loan is categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its 2021 Term Loan using a market approach based upon observable inputs, such as current market transactions involving comparable securities.

Term Loan due 2019

On July 15, 2014, Ciena entered into the Term Loan Credit Agreement providing for senior secured term loans in an aggregate principal amount of $250 million (the “2019 Term Loan”) with a maturity date of July 15, 2019. The 2019 Term Loan requires Ciena to make installment payments of approximately $0.6 million on a quarterly basis. The principal balance, unamortized discount and net carrying amount of the 2019 Term Loan were as follows as of July 31, 2016 (in thousands):

	Principal Balance	Unamortized Discount	Net Carrying Amount
Term Loan Payable due July 15, 2019	$245,000	$856	$244,144

The following table sets forth the carrying value and the estimated fair value of the 2019 Term Loan (in thousands):

	July 31, 2016
	Carrying Value	Fair Value(2)
Term Loan Payable due July 15, 2019(1)	$244,144	$247,144

(1)	Includes unamortized bond discount.

(2)
The 2019 Term Loan is categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its 2019 Term Loan using a market approach based upon observable inputs, such as current market transactions involving comparable securities.

Outstanding Convertible Notes Payable
During the first nine months of fiscal 2016, Ciena entered into certain private transactions to repurchase $43.5 million of the outstanding principal amount of its 0.875% Convertible Senior Notes due June 15, 2017, for cash purchase prices slightly below par. See Note 23 below for information regarding a repurchase transaction in the fourth quarter of fiscal 2016.

The principal balance, unamortized discount and net carrying amount of the liability and equity components of Ciena's 4.0% Convertible Senior Notes due December 15, 2020 are as follows as of July 31, 2016:

	Liability Component			Equity Component
	Principal Balance	Unamortized Discount	Net Carrying Amount	Net Carrying Amount
4.0% Convertible Senior Notes due December 15, 2020	$200,315	$11,967	$188,348	$43,131

The following table sets forth, in thousands, the carrying value and the estimated fair value of Ciena’s outstanding issues of convertible notes as of July 31, 2016:

	July 31, 2016
	Carrying Value	Fair Value(1)
0.875% Convertible Senior Notes due June 15, 2017	$450,465	$449,339
3.75% Convertible Senior Notes due October 15, 2018	350,000	416,938
4.0% Convertible Senior Notes due December 15, 2020 (2)	188,348	239,072
	$988,813	$1,105,349

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

As of July 31, 2016, letters of credit totaling $69.0 million were collateralized by the ABL Credit Facility. There were no borrowings outstanding under the ABL Credit Facility as of July 31, 2016.

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

	Quarter Ended July 31,		Nine Months Ended July 31,
Numerator	2016	2015	2016	2015
Net income	$33,546	$23,625	$35,997	$25,499
Add: Interest expense associated with 0.875% Convertible Senior Notes due 2017	1,326	1,384	—	—
Add: Interest expense associated with 3.75% convertible senior notes due 2018	3,572	—	—	—
Net income used to calculate Diluted EPS	$38,444	$25,009	$35,997	$25,499

	Quarter Ended July 31,		Nine Months Ended July 31,
Denominator	2016	2015	2016	2015
Basic weighted average shares outstanding	138,881	118,413	137,835	113,189
Add: Shares underlying outstanding stock options and restricted stock units and issuable under employee stock purchase plan	895	1,712	1,218	1,360
Add: Shares underlying 0.875% Convertible Senior Notes due 2017	12,217	13,108	—	—
Add: Shares underlying 3.75% convertible senior notes due 2018	17,356	—	—	—
Dilutive weighted average shares outstanding	169,349	133,233	139,053	114,549

	Quarter Ended July 31,		Nine Months Ended July 31,
EPS	2016	2015	2016	2015
Basic EPS	$0.24	$0.20	$0.26	$0.23
Diluted EPS	$0.23	$0.19	$0.26	$0.22

The following table summarizes the weighted average shares excluded from the calculation of the denominator for Diluted EPS due to their anti-dilutive effect for the periods indicated (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Shares underlying stock options and restricted stock units	2,082	755	2,089	1,534
4.0% Convertible Senior Notes due March 15, 2015	—	—	—	4,515
0.875% Convertible Senior Notes due June 15, 2017	—	—	12,571	13,108
3.75% Convertible Senior Notes due October 15, 2018	—	17,356	17,356	17,356
4.0% Convertible Senior Notes due December 15, 2020	9,198	9,198	9,198	9,198
Total shares excluded due to anti-dilutive effect	11,280	27,309	41,214	45,711

(20)	SHARE-BASED COMPENSATION EXPENSE
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
2008 Plan
The 2008 Plan authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors and consultants of Ciena. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2008 Plan, including the number of shares, vesting conditions, and the required service or performance criteria. Options and SARs have a maximum term of ten years, and their exercise price may not be less than 100% of fair market value on the date of grant. Repricing of stock options and SARs is prohibited without stockholder approval. Certain change in control transactions may cause awards granted under the 2008 Plan to vest, unless the awards are continued or substituted for in connection with the transaction. The total number of shares authorized for issuance under the 2008 Plan is 25.1 million shares. As of July 31, 2016, approximately 3.7 million shares remained available for issuance under the 2008 Plan.
     Stock Options
Outstanding stock option awards to employees are generally subject to service-based vesting conditions and vest incrementally over a four-year period. The following table is a summary of Ciena’s stock option activity for the period indicated (shares in thousands):

	Shares Underlying Options Outstanding	Weighted Average Exercise Price
Balance at October 31, 2015	2,293	$24.45
Exercised	(471)	10.57
Canceled	(304)	38.46
Balance at July 31, 2016	1,518	$25.95

The total intrinsic value of options exercised during the first nine months of fiscal 2016 and fiscal 2015 was $4.6 million and $1.8 million, respectively. Ciena did not grant any stock options during the first nine months of fiscal 2016 or fiscal 2015.
The following table summarizes information with respect to stock options outstanding at July 31, 2016, based on Ciena’s closing stock price on the last trading day of Ciena’s third fiscal quarter of 2016 (shares and intrinsic value in thousands):

			Options Outstanding at				Vested Options at
			July 31, 2016				July 31, 2016
			Number	Weighted Average Remaining	Weighted		Number	Weighted Average Remaining	Weighted
Range of			of	Contractual	Average	Aggregate	of	Contractual	Average	Aggregate
Exercise			Underlying	Life	Exercise	Intrinsic	Underlying	Life	Exercise	Intrinsic
Price			Shares	(Years)	Price	Value	Shares	(Years)	Price	Value
$0.05	—	$11.16	190	2.72	$6.05	$2,490	188	2.68	$6.01	$2,476
$11.34	—	$17.24	355	5.25	13.34	2,080	330	5.09	13.22	1,967
$17.50	—	$30.52	393	1.50	26.58	38	372	1.15	27.02	19
$31.93	—	$37.10	331	2.55	35.18	—	321	2.43	35.16	—
$37.82	—	$55.63	249	4.99	45.81	—	211	4.66	45.83	—
$0.05	—	$55.63	1,518	3.33	$25.95	$4,608	1,422	3.07	$25.68	$4,462

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
The following table is a summary of Ciena's restricted stock unit activity for the period indicated, with the aggregate fair value of the balance outstanding at the end of each period, based on Ciena's closing stock price on the last trading day of the relevant period (shares and aggregate fair value in thousands):

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Fair Value
Balance at October 31, 2015	4,886	$20.02	$117,951
Granted	2,161
Vested	(2,099)
Canceled or forfeited	(272)
Balance at July 31, 2016	4,676	$19.93	$89,727

The total fair value of restricted stock units that vested and were converted into common stock during the first nine months of fiscal 2016 and fiscal 2015 was $41.3 million and $33.5 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena during the first nine months of fiscal 2016 and fiscal 2015 was $19.72 and $19.15 respectively.

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
During the first nine months of fiscal 2016, Ciena issued 1.1 million shares under the ESPP. At July 31, 2016, 5.9 million shares remained available for issuance under the ESPP.

Share-Based Compensation Expense for Periods Reported

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Product costs	$645	$671	$1,845	$1,811
Service costs	637	490	1,922	1,583
Share-based compensation expense included in cost of sales	1,282	1,161	3,767	3,394
Research and development	3,479	2,114	10,698	6,815
Sales and marketing	3,590	3,571	12,248	11,071
General and administrative	4,284	3,516	14,381	11,158
Acquisition and integration costs	—	—	714	—
Share-based compensation expense included in operating expense	11,353	9,201	38,041	29,044
Share-based compensation expense capitalized in inventory, net	(13)	(96)	24	(36)
Total share-based compensation	$12,622	$10,266	$41,832	$32,402

As of July 31, 2016, total unrecognized share-based compensation expense was approximately $75.1 million: (i) $0.8 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 1.4 years, and (ii) $74.3 million,which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.4 years.

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

Ciena's long-lived assets, including equipment, building, furniture and fixtures, finite-lived intangible assets and maintenance spares, are not reviewed by the chief operating decision maker for purposes of evaluating performance and allocating resources. As of July 31, 2016, equipment, building, furniture and fixtures, net totaling $272.9 million primarily supported asset groups within Ciena's Networking Platforms and Software and Software-Related Services segments and supported Ciena's unallocated selling and general and administrative activities. As of July 31, 2016, $84.5 million of Ciena's intangible assets, net were assigned to Ciena's Networking Platforms segment and $80.7 million of Ciena's intangible assets, net were assigned to asset groups within Ciena's Software and Software-Related Services segment. As of July 31, 2016, all of the maintenance spares, net, totaling $50.5 million, were assigned to asset groups within Ciena's Global Services segment.

Segment Revenue

The table below (in thousands) sets forth Ciena’s segment revenue for the respective periods:

	Quarter Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Revenue:
Networking Platforms
Converged Packet Optical	$467,615	$407,970	$1,291,956	$1,177,441
Packet Networking	63,658	57,209	180,437	165,480
Optical Transport	9,619	17,482	30,215	56,275
Total Networking Platforms	540,892	482,661	1,502,608	1,399,196

Software and Software-Related Services
Software Platforms	12,558	11,258	32,409	28,918
Software-Related Services	19,011	15,338	55,059	45,119
Total Software and Software-Related Services	31,569	26,596	87,468	74,037

Global Services
Maintenance Support and Training	55,996	59,894	169,123	166,880
Installation and Deployment	31,245	25,161	92,317	82,045
Consulting and Network Design	10,848	8,620	32,866	31,538
Total Global Services	98,089	93,675	294,306	280,463

Consolidated revenue	$670,550	$602,932	$1,884,382	$1,753,696

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
The table below (in thousands) sets forth Ciena’s segment profit (loss) and the reconciliation to consolidated net income during the respective periods indicated:

	Quarter Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Segment profit (loss):
Networking Platforms	$150,521	$128,664	$390,109	$354,990
Software and Software-Related Services	2,412	3,926	(970)	7,320
Global Services	38,855	36,900	114,543	103,923
Total segment profit	191,788	169,490	503,682	466,233
Less: Non-performance operating expenses
Selling and marketing	83,732	81,650	252,878	240,833
General and administrative	34,336	29,743	100,681	89,598
Acquisition and integration costs	1,029	2,435	4,613	3,455
Amortization of intangible assets	14,529	11,019	46,957	33,057
Restructuring costs	1,138	192	2,057	8,260
Add: Other non-performance financial items
Interest expense and other income (loss), net	(19,614)	(17,374)	(52,741)	(57,764)
Less: Provision for income taxes	3,864	3,452	7,758	7,767
Consolidated net income	$33,546	$23,625	$35,997	$25,499

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

	Quarter Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
North America	$438,013	$389,593	$1,226,222	$1,118,309
EMEA	104,266	93,168	281,163	306,368
CALA	46,606	65,152	148,312	155,785
APAC	81,665	55,019	228,685	173,234
Total	$670,550	$602,932	$1,884,382	$1,753,696

North America includes $410.0 million and $360.7 million of United States revenue for fiscal quarters ended July 31, 2016 and 2015, respectively. For the nine months ended July 31, 2016 and 2015, United States revenue was $1.1 billion and $1.0 billion, respectively. No other country accounted for at least 10% of total revenue for the periods presented above.
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

	July 31, 2016	October 31, 2015
United States	$99,566	$96,292
Canada	162,586	84,318
Other International	10,803	11,363
Total	$272,955	$191,973

AT&T accounted for greater than 10% of Ciena's revenue in Ciena's fiscal quarters ended July 31, 2016 and 2015 with total revenue of $105.4 million and $121.6 million, respectively. AT&T also accounted for greater than 10% of Ciena's revenue for the nine months ended July 31, 2016 and 2015 with total revenue of $348.0 million and $355.6 million, respectively. AT&T purchases products and services from each of Ciena's operating segments.

(22)	COMMITMENTS AND CONTINGENCIES

Foreign Tax Contingencies

Ciena is subject to various tax liabilities arising in the ordinary course of business. Ciena does not expect that the ultimate settlement of these liabilities will have a material effect on its results of operations, financial position or cash flows.

Litigation

From May 15 through June 3, 2015, five separate putative class action lawsuits in connection with Ciena’s then-pending acquisition of Cyan, Inc. (“Cyan”) were filed in the Court of Chancery of the State of Delaware. On June 23, 2015, each of these lawsuits was consolidated into a single case captioned In Re Cyan, Inc. Shareholder Litigation, Consol. C.A. No. 11027-CB. On July 9, 2015, the plaintiffs filed a verified amended class action complaint, which named as defendants Ciena, a Ciena subsidiary created solely for the purpose of effecting the acquisition (“Merger Sub”), and the members of Cyan’s board of directors. On August 5, 2015, the defendants filed motions to dismiss the amended complaint. On October 1, 2015, the plaintiffs filed a second amended complaint which named as defendants the members of Cyan’s board of directors. Cyan, Ciena, and Merger Sub were not named as defendants. On July 15, 2016, the plaintiffs filed a third amended complaint, which generally alleges that the Cyan board members breached their fiduciary duties by engaging in a conflicted and unfair sales process, failing to maximize stockholder value in the acquisition, taking steps to preclude competitive bidding, and failing to disclose material information necessary for stockholders to make an informed decision regarding the acquisition. The third amended complaint seeks (i) a declaration that the plaintiffs are entitled to a quasi-appraisal remedy, (ii) rescissory damages, (iii) recovery through an accounting of all damages caused as a result of the alleged breaches of fiduciary duties, (iv) compensatory damages, and (v) costs including attorneys’ fees and experts’ fees. On August 5, 2016, the defendants filed a motion to dismiss the third amended complaint. Ciena believes that the consolidated lawsuit is without merit and intends to defend it vigorously.
As a result of Ciena's acquisition of Cyan in August 2015, Ciena became a defendant in a securities class action lawsuit. On April 1, 2014, a purported stockholder class action lawsuit was filed in the Superior Court of California, County of San Francisco, against Cyan, the members of Cyan’s board of directors, Cyan’s former Chief Financial Officer, and the underwriters of Cyan’s initial public offering. On April 30, 2014, a substantially similar lawsuit was filed in the same court against the same defendants. The two cases have been consolidated as Beaver County Employees Retirement Fund, et al. v. Cyan, Inc. et al., Case No. CGC-14-538355. The consolidated complaint alleges violations of federal securities laws on behalf of a purported class consisting of purchasers of Cyan’s common stock pursuant or traceable to the registration statement and prospectus for Cyan’s initial public offering in April 2013, and seeks unspecified compensatory damages and other relief. On May 19, 2015, the proposed class was certified. On August 25, 2015, the defendants filed a motion for judgment on the pleadings based on an alleged lack of subject matter jurisdiction over the case, which motion was denied on October 23, 2015. On May 24, 2016, the defendants filed a petition for a writ of certiorari with the United States Supreme Court, to which the plaintiffs filed a brief in opposition. Ciena believes that the consolidated lawsuit is without merit and intends to defend it vigorously.
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

(23)	SUBSEQUENT EVENT

On August 5, 2016, Ciena repurchased approximately $205 million in aggregate principal amount of its outstanding 0.875% Convertible Senior Notes due 2017 (the “2017 Notes”) in a private transaction, for an aggregate purchase price of approximately $205 million, inclusive of accrued interest. Following the transaction, $245.3 million in aggregate principal amount of the 2017 Notes remain outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains statements that discuss future events or expectations, projections of results of operations or financial condition, changes in the markets for our products and services, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” "projects," "targets," or “continue” or the negative of those words and other comparable words. These statements may relate to, among other things, adoption of next-generation network technology and software programmability and control of networks; our competitive landscape; market conditions and growth opportunities; factors impacting our industry; factors impacting the businesses of network operators and their network architectures; our corporate strategy, including our research and development, supply chain and go-to-market initiatives; efforts to increase application of our solutions in customer networks and to increase the reach of our business into new or growing customer and geographic markets; our backlog and seasonality in our business; our acquisition of Cyan, Inc. and its impact on our business and results of operations; expectations for our financial results, revenue, gross margin, operating expense and key operating measures in future periods; the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements; business initiatives including real estate and IT transitions or initiatives; and market risks associated with financial instruments and foreign currency exchange rates. These statements are subject to known and unknown risks, uncertainties and other factors, and actual events or results may differ materially due to factors such as:

•	our ability to execute our business and growth strategies;

•	fluctuations in our revenue and operating results and our financial results generally;

•	the loss of any of our large customers, a significant reduction in their spending, or a material change in their networking or procurement strategies;

•	the competitive environment in which we operate and the impact of pricing pressure and recurring market-based price erosion that we regularly encounter;

•	market acceptance of products and services currently under development and delays in product or software development;

•	lengthy sales cycles and onerous contract terms with communications service providers, Web-scale providers and other large customers;

•	product performance problems and undetected errors;

•	our ability to diversify our customer base and broaden the application for our solutions in communications networks;

•	the level of growth in network traffic and bandwidth consumption and corresponding level of investment in network infrastructures by network operators;

•	the international scale of our operations and fluctuations in currency exchange rates;

•	our ability to forecast accurately demand for our products for purposes of inventory purchase practices;

•	our ability to enforce our intellectual property rights, and costs we may incur in response to intellectual property right infringement claims made against us;

•	the continued availability on commercially reasonable terms of software and other technology under third party licenses;

•	failure to maintain the security of confidential, proprietary or otherwise sensitive business information or systems or to protect against cyber security attacks;

•	the performance of our third party contract manufacturers;

•	changes or disruption in components or supplies provided by third parties, including sole and limited source suppliers;

•	our ability to effectively manage our relationships with third party service partners and distributors;

•	unanticipated risks and additional obligations in connection with our resale of complementary products or technology of other companies;

•	our exposure to the credit risks of our customers and our ability to collect receivables;

•	modification or disruption of our internal business processes and information systems;

•	the effect of our outstanding indebtedness on our liquidity and business;

•	fluctuations in our stock price and our ability to access the capital markets to raise capital;

•	unanticipated expenses or disruptions to our operations caused by facilities transitions or restructuring activities;

•	inability to attract and retain experienced and qualified personnel;

•	disruptions to our operations caused by strategic acquisitions and investments or the inability to achieve the expected benefits and synergies of newly-acquired businesses;

•	our ability to grow our software business and address networking strategies including software-defined networking and network function virtualization;

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

Overview

We are a network specialist focused on providing solutions that enable a wide range of network operators to adopt next-generation communication architectures. We have optimized our solutions to enable network operators to create and deliver a broad array of high-bandwidth services relied upon by enterprise and consumer end users. We provide equipment, software and services that support the transport, switching, aggregation, service delivery and management of voice, video and data traffic on communications networks. In addition to our high-capacity hardware platforms, we offer network management and control software platforms that help network operators simplify and automate their networks and virtualize certain network functions. Our solutions are designed to enable network operators to adopt open, multi-vendor, software-programmable network infrastructures that improve automation, reduce network complexity and flexibly support changing service requirements. Our solutions yield business and operational value for our customers by enabling them to introduce new, revenue-generating services and to reduce network complexity and expense.

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

The rapid proliferation of communications services and devices, together with increased mobility and growth in video, cloud-based services and data center interconnect, have fundamentally affected the bandwidth and service demands placed upon communications networks. As the capacity of their network infrastructures is pressured, many network operators also face a rapidly changing business environment and shifting competitive landscape. Newer market entrants, such as cloud service and over-the-top content providers, are challenging certain traditional business models. Our OPn Architecture, which enables increased network scalability, flexibility and programmability, is designed to meet these challenges. It allows for network-level software applications to control and configure the network dynamically, while flexible interfaces integrate computing, storage and other network resources. This approach enables highly configurable network infrastructures that can meet the “on-demand” service requirements of both our customers and their end-users. By enhancing software-based management and control, enabling network functions to be provided virtually, and reducing required network elements, our OPn approach optimizes network infrastructures. At the same time, it increases network scale at reduced cost and simplifies the management, deployment and orchestration of multi-vendor hardware and software elements. Our OPn Architecture, which underpins our solutions offering and guides our research and development strategy, is described more fully in the “Strategy” section below.

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

Market Opportunity

The market for communications networking solutions has been subject to significant changes in recent years, including rapid growth in network traffic, increased mobility, and evolving cloud-based service offerings and end-user service demands. These changes have placed significant demands on network infrastructures, challenged the business models of our service provider customers, and altered the overall competitive landscape. Network operators are competing to distinguish their service offerings and to rapidly introduce differentiated, revenue-generating services, while at the same time seeking to manage the costs of their networks and to ensure profitable business models. These dynamics are driving the convergence of network features, functions and layers, the virtualization of certain network functions, and the implementation of solutions that leverage increased software-based network control and programmability. We believe that these dynamics are creating an environment that will cause network operators to adopt infrastructures that are more open, programmable and automated. We also believe that network operators and vendors alike will be required to utilize an ecosystem of physical and virtual network resources provided by a variety of third parties, which will further drive increased openness and interoperability of network infrastructures.

In recent periods, certain of our customers, including several of our larger service provider customers in North America and EMEA, have taken steps to constrain their capital expenditure budgets. As a result of this measured spending environment, some of our market segments have been adversely impacted and we have experienced lower spending levels on networking equipment from these customers as compared to prior periods. Notwithstanding these market dynamics, and certain customer-specific factors affecting spending, we continue to experience market growth and have increased our revenue in fiscal 2016, in part as a result of our continued efforts to diversify our business. Specifically, we continue to diversify our customer base to include additional customer segments, such as Web-scale providers, cable and multiservice operators, and additional service providers in geographies including Brazil and India. We have also sought to diversify our business by broadening our solutions portfolio and focusing on certain higher growth applications for our network infrastructure products, including metro networking, data center interconnect and submarine networks.

Our corporate strategy to capitalize on these market dynamics, promote operational efficiency and drive the profitable growth of our business is set forth, in part, in the “Strategy” section below.

Competitive Landscape

We compete in markets that are characterized by rapidly advancing technologies, frequent introduction of new networking solutions and aggressive selling and pricing efforts to displace incumbent vendors and to capture market share. The markets for our solutions are both highly competitive and fragmented. Our sales of Converged Packet Optical solutions face an intense competitive environment as we and our competitors introduce new, high-capacity, high-speed network solutions and seek adoption of these solutions and our network architectural approaches. We expect the competitive landscape in which we operate to remain challenging and dynamic. As we have expanded our solutions offerings, including with Packet Networking solutions, such as our 8700 Packetwave Platform, and data center interconnect (DCI) solutions, such as our Waveserver DCI platform, our solutions have become increasingly competitive with a new set of competitors — including IP router vendors, data center switch providers, and other suppliers or integrators. In addition, as we seek increased customer adoption of our Blue Planet software platform, and network operator demands for software programmability, management and control increase, we expect to compete more directly with software vendors and information technology vendors or integrators of these solutions. We may also face competition from system and component vendors, including those in our supply chain, who develop networking products based on off-the-shelf or commoditized hardware technology, referred to as “white box” hardware; particularly where a customer's network strategy seeks to emphasize deployment of such product offerings or adopt a disaggregated approach to the procurement of hardware and software.  Against both this intense competitive landscape and the market-based price erosion for our products that we regularly encounter, we expect that in order to achieve sustained revenue growth we will be required to continue to increase our volume of product shipments, to continue to diversify our customer base, and to introduce new technology solutions that address bandwidth consumption and evolving service demands.

In addition, in order to maintain incumbency with key customers and to secure new opportunities with a diverse set of network operators, we are often required to agree to aggressive pricing, significant commercial concessions or other unfavorable commercial terms. These terms have previously, and may in the future, adversely affect our quarterly results of operations and contribute to fluctuations in our results. These terms can also lengthen our revenue recognition or cash collection cycles, add start-up costs to initial sales or deployment of our solutions, require financial commitments or performance bonds, and include onerous contractual commitments that place a disproportionate allocation of risk upon us.

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

Extend Technology Leaderships and Expand Application of Our Solutions. Our product development strategy is focused on maintaining our technology leadership and expanding our role in customer networks to support service delivery and additional network applications. Our research and development efforts seek to extend our existing technologies, including our WaveLogic coherent optical processor for 200G and 400G optical transport, and to introduce terabit per second and greater transmission speeds. We are also focused on expanding high-capacity service delivery capabilities in our Packet Networking and Converged Packet Optical products for metro networks, data center interconnect and WAN applications. Separately, we are increasing the scale, density and capability of our packet offerings, reducing power and space requirements, and enabling NFV capabilities for applications in metro networks, user aggregation and data center connectivity. We are also focused on increasing software programmability of networks and enabling network operators to automate and accelerate the creation and delivery of new, cloud-based services. These efforts include investments in our Blue Planet software platform — which is designed to automate, orchestrate, and manage physical network resources and virtualized services across data centers and the WAN — and its integration across our portfolio and with additional third party network resources.

Expand our Role and Reach through Go-to-Market Model. To address the industry dynamics described above, we believe that it is important to secure customer relationships with a diverse set of communications service providers and Web-scale providers, as we expect that their purchasing and network decisions will become increasingly interdependent. As such, our go-to-market model is focused on driving sales growth by diversifying our business with existing customers and penetrating additional customer segments and international markets.
Our sales and marketing efforts seek to promote increased sales to existing customers, particularly through opportunities that expand our role or the application of our solutions within their network and business. We are pursuing opportunities to increase adoption of our packet access and aggregation solutions, and to secure market share of our Blue Planet software platform, including within our existing customer base. We are also focused on opportunities to support metro aggregation, data center interconnect, managed services offerings, cloud-based services, submarine networks, business Ethernet services and mobile backhaul. We intend to leverage our existing customer relationships to increase sales and promote the adoption of our solutions as our customers scale and evolve their networks.

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

Repurchase of Convertible Notes

During fiscal 2016, we have repurchased approximately $248.6 million of the outstanding aggregate principal amount of our 0.875% Convertible Senior Notes due June 15, 2017 (the “2017 Notes”) in private transactions, for cash purchase prices slightly below par. Following these transactions, $245.3 million in aggregate principal amount of the 2017 Notes remain outstanding. We regularly evaluate alternatives to manage our capital structure and reduce our debt and may continue to opportunistically repurchase our outstanding convertible notes.

Financial Results and Sequential Comparison

Revenue for the third quarter of fiscal 2016 was $670.6 million, representing a sequential increase of 4.7% from $640.7 million in the second quarter of fiscal 2016. Revenue for the third and second quarters of fiscal 2016 includes $32.9 million and $24.8 million, respectively, from products and services relating to the business of Cyan, Inc. ("Cyan"), which we acquired on August 3, 2015. Revenue-related details reflecting sequential changes from the second quarter of fiscal 2016 include:

•
Product revenue for the third quarter of fiscal 2016 increased by $29.5 million, primarily reflecting revenue increases within our Networking Platforms segment, with product line increases of $32.4 million in Converged Packet Optical and $1.2 million in Optical Transport, partially offset by a product line decrease of $4.9 million in Packet Networking.

•	Service revenue for the third quarter of fiscal 2016 increased by $0.4 million.

•
North America revenue for the third quarter of fiscal 2016 was $438.0 million, an increase from $395.5 million in the second quarter of fiscal 2016. This primarily reflects a revenue increase of $44.6 million within our Networking Platforms segment, partially offset by a decrease of $2.3 million within our Global Services segment. The increase in Networking Platforms reflects a product line increase of $51.9 million in Converged Packet Optical, offset by a product line decrease of $7.3 million in Packet Networking.

•
Europe, Middle East and Africa ("EMEA") revenue for the third quarter of fiscal 2016 was $104.3 million, an increase from $96.2 million in the second quarter of fiscal 2016. This primarily reflects an $11.1 million increase within our Networking Platforms segment, partially offset by a decrease of $3.3 million within our Global Services segment. The increase in Networking Platforms reflects product line increases of $7.4 million in Converged Packet Optical, $2.4 million in Packet Networking and $1.3 million in Optical Transport.

•
Caribbean and Latin America ("CALA") revenue for the third quarter of fiscal 2016 was $46.6 million, a decrease from $57.9 million in the second quarter of fiscal 2016. This primarily reflects an $18.2 million decrease within our Networking Platforms segment, partially offset by a revenue increase of $6.5 million within our Global Services segment. The decrease in Networking Platforms primarily reflects a product line decrease of $17.0 million in Converged Packet Optical.

•
Asia Pacific ("APAC") revenue for the third quarter of fiscal 2016 was $81.7 million, a decrease from $91.1 million in the second quarter of fiscal 2016. This primarily reflects an $8.9 million decrease within our Networking Platforms segment, with a product line decrease of $9.8 million in Converged Packet Optical.

•	For the third quarter and second quarter of fiscal 2016, AT&T accounted for 15.7% and 18.1% of total revenue, respectively.
Gross margin for the third quarter of fiscal 2016 was 46.0%, an increase from 44.2% in the second quarter of fiscal 2016. Improved gross margin for the third quarter of fiscal 2016 primarily reflects improved services gross margin and a sequential reduction in our provision for excess and obsolete inventory expense. In recent periods our gross margin has improved as a result of cost reductions in our solutions, improved services margin and, in particular, favorable product mix, including software.

Operating expense was $251.5 million for the third quarter of fiscal 2016, a decrease from $254.9 million in the second quarter of fiscal 2016. Third quarter fiscal 2016 operating expense primarily reflects decreases of $2.9 million in selling and marketing expense and $0.9 million in general and administrative expense, partially offset by an increase of $2.1 million in research and development expense.

Income from operations for the third quarter of fiscal 2016 was $57.0 million, compared to income from operations of $28.2 million during the second quarter of fiscal 2016. Our net income for the third quarter of fiscal 2016 was $33.5 million, or $0.23 per diluted common share, compared to a net income of $14.0 million or $0.10 per diluted common share, for the second quarter of fiscal 2016.

We generated cash from operations of $77.1 million during the third quarter of fiscal 2016, compared to $60.7 million of cash generated from operations during the second quarter of fiscal 2016. As of July 31, 2016, we had $854.9 million in cash and cash equivalents, $295.3 million of short-term investments in U.S. treasury securities and commercial paper and $115.4 million of long-term investments in U.S. treasury securities. This compares to $922.0 million in cash and cash equivalents, $195.2 million of short-term investments in U.S. treasury securities and commercial paper and $125.2 million of long-term investments in U.S. treasury securities, at April 30, 2016.
As of July 31, 2016, we had 5,559 employees, which reflects an increase from 5,345 at October 31, 2015 and an increase from 5,196 at July 31, 2015.

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
Quarter ended July 31, 2016 compared to the quarter ended July 31, 2015

Revenue
Our revenue can fluctuate from quarter to quarter as a result of a number of factors, including changes in customer spending levels or networking strategies, order timing and volume, backlog levels, timing of revenue recognition and other competitive dynamics. As our business has evolved, including the sales of our solutions to meet the “on-demand” service requirements of both our customers and their end-users, the amount of quarterly revenue that we recognize in a quarter from customer orders received in that same quarter (which we refer to as "book to revenue") has increased as compared to our historical periods. Increased reliance on book to revenue introduces a number of risks, including the inherent difficulty in forecasting the amount and timing of book to revenue in any given quarter, and may increase the likelihood of fluctuations in our results.
We expect that our total revenue in fiscal 2016 will be adversely impacted by the strengthening of the U.S. Dollar, particularly against the Canadian Dollar, Euro and Brazilian Real. During the third quarter of fiscal 2016, as compared to the third quarter of fiscal 2015, the U.S. dollar strengthened against a number of foreign currencies, including the Canadian Dollar and Brazilian Real, in which we have our most significant foreign currency revenue exposure. Our total revenue reported in U.S. dollars during the third quarter of fiscal 2016 was slightly impacted by approximately $2.5 million or 0.4% as compared to the third quarter of fiscal 2015. The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Quarter Ended July 31,				Increase
	2016	%*	2015	%*	(decrease)	%**
Revenue:
Networking Platforms
Converged Packet Optical	$467,615	69.7	$407,970	67.7	$59,645	14.6
Packet Networking	63,658	9.5	57,209	9.5	6,449	11.3
Optical Transport	9,619	1.4	17,482	2.9	(7,863)	(45.0)
Total Networking Platforms	540,892	80.6	482,661	80.1	58,231	12.1

Software and Software-Related Services
Software Platforms	12,558	1.9	11,258	1.9	1,300	11.5
Software-Related Services	19,011	2.8	15,338	2.5	3,673	23.9
Total Software and Software-Related Services	31,569	4.7	26,596	4.4	4,973	18.7

Global Services
Maintenance Support and Training	55,996	8.4	59,894	9.9	(3,898)	(6.5)
Installation and Deployment	31,245	4.7	25,161	4.2	6,084	24.2
Consulting and Network Design	10,848	1.6	8,620	1.4	2,228	25.8
Total Global Services	98,089	14.7	93,675	15.5	4,414	4.7

Consolidated revenue	$670,550	100.0	$602,932	100.0	$67,618	11.2
_____________________________
*    Denotes % of total revenue
**    Denotes % change from 2016 to 2015

•
Networking Platforms segment revenue increased, primarily reflecting increases of $59.6 million in sales of our Converged Packet Optical products and $6.5 million in sales of our Packet Networking products, partially offset by a decrease of $7.9 million in sales of our Optical Transport products.

◦
Converged Packet Optical sales reflect the addition of $28.3 million in sales relating to the Z-Series Packet-Optical Platform acquired from Cyan. Converged Packet Optical sales also reflect increases of $39.7 million in sales of our 6500 Packet-Optical Platform and $3.9 million in sales of our 5430 Reconfigurable Switching System. These increases within our Converged Packet Optical product line were partially offset by decreases of $9.0 million in sales of our OTN configuration for the 5410 Reconfigurable Switching System and $3.6 million in sales of our CoreDirector® Multiservice Optical Switches.

◦	Packet Networking sales primarily reflects an increase of $7.8 million in sales of our 3000 family of service delivery switches.

◦
Optical Transport sales, which have continued to experience expected sales declines, reflect network operators' transition from this product line toward next-generation converged network solutions. As a result, our Optical Transport products have either been previously discontinued or are expected to be discontinued during fiscal 2016.

•
Software and Software-Related Services segment revenue increased, primarily reflecting increases of $3.7 million in software-related services sales and $1.3 million in sales of our software platforms. The increase in software-related services sales is primarily due to increased sales of software subscription services. The increase in software platform sales reflects $0.9 million in initial sales of our Blue Planet network virtualization, service orchestration and network management software platform. Segment revenue also includes $0.5 million in sales of Planet Operate software acquired from Cyan.

•
Global Services segment revenue increased, primarily reflecting increases of $6.1 million in sales of our installation and deployment services and $2.2 million in sales of our consulting and network design services. These increases were partially offset by a decrease of $3.9 million in sales of our maintenance support and training. Segment revenue includes $4.1 million in services revenue related to Cyan.

Our operating segments each engage in business and operations across four geographic regions: North America; EMEA; CALA; and APAC. Results for North America include only activities in the United States and Canada. Part of our business and growth strategy is to continue to diversify our customer base and secure additional communications service provider customers outside of North America, including in high-growth geographies such as Brazil and India. We believe that this is an important part of our strategy and required for continued revenue growth. The following table reflects our geographic distribution of revenue principally based on the relevant location for our delivery of products and performance of services. Our revenue, particularly when considered by geographic distribution, can fluctuate significantly from quarter to quarter as a result of the factors described elsewhere in this report including "Risk Factors." Among other things, the timing of revenue recognition for large network projects, particularly outside of North America, can result in large variations in geographic revenue results in any particular quarter. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Quarter Ended July 31,				Increase
	2016	%*	2015	%*	(decrease)	%**
North America	$438,013	65.3	$389,593	64.6	$48,420	12.4
EMEA	104,266	15.5	93,168	15.5	11,098	11.9
CALA	46,606	7.0	65,152	10.8	(18,546)	(28.5)
APAC	81,665	12.2	55,019	9.1	26,646	48.4
Total	$670,550	100.0	$602,932	100.0	$67,618	11.2
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2016 to 2015

•
North America revenue primarily reflects increases of $41.7 million within our Networking Platforms segment, $5.0 million within our Software and Software-Related Services segment and $1.7 million within our Global Services segment. The revenue increase within our Networking Platforms segment primarily reflects increases of $41.3 million of Converged Packet Optical sales and $6.0 million of Packet Networking sales, partially offset by a decrease of $5.6 million in Optical Transport sales. Converged Packet Optical sales reflect an increase of $15.0 million in sales of our 6500 Packet-Optical Platform due to increased sales to Web-scale providers, communication service providers and enterprise customers, partially offset by decreased sales to AT&T and government-related customers. Converged Packet Optical sales also reflect $25.7 million of sales for our Z-Series Packet-Optical Platform acquired from Cyan.

•
EMEA revenue primarily reflects an increase of $14.8 million within our Networking Platform segment, partially offset by revenue decreases of $2.3 million within our Global Services segment and $1.5 million within our Software and Software-Related Services segment. Networking Platform segment revenue reflects a product line increase of $15.4 million in Converged Packet Optical sales, primarily due to increased sales of the 6500 Packet-Optical Platform to certain Web-scale providers. Despite this increase, in recent periods we have seen certain of our large service provider customers in EMEA take steps to constrain their capital expenditure budgets. This measured spending environment, together with macroeconomic conditions, has adversely impacted the spending levels we have experienced from certain customers in this region as compared to prior periods.

•
CALA revenue primarily reflects a decrease of $23.6 million within our Networking Platform segment, partially offset by an increase of $4.7 million within our Global Services segment. CALA revenue reflects decreased sales to communication service providers, primarily in Brazil, and submarine network operators.

•
APAC revenue primarily reflects increases of $25.3 million within our Networking Platform segment and $1.0 million within our Software and Software-Related Services segment. The revenue increase within our Networking Platforms segment primarily reflects an increase of our 6500 Packet-Optical Platform sales to communication service providers, particularly in India, submarine network operators and sales through our strategic relationship with Ericsson. The timing of revenue recognition for large network projects in this region can result in significant variations in revenue results in any particular quarter.

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

The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Quarter Ended July 31,				Increase
	2016	%*	2015	%*	(decrease)	%**
Total revenue	$670,550	100.0	$602,932	100.0	$67,618	11.2
Total cost of goods sold	362,065	54.0	333,063	55.2	29,002	8.7
Gross profit	$308,485	46.0	$269,869	44.8	$38,616	14.3
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2016 to 2015

	Quarter Ended July 31,				Increase
	2016	%*	2015	%*	(decrease)	%**
Product revenue	$553,450	100.0	$493,919	100.0	$59,531	12.1
Product cost of goods sold	299,381	54.1	273,837	55.4	25,544	9.3
Product gross profit	$254,069	45.9	$220,082	44.6	$33,987	15.4
_____________________________________
*    Denotes % of product revenue
**    Denotes % change from 2016 to 2015

	Quarter Ended July 31,				Increase
	2016	%*	2015	%*	(decrease)	%**
Service revenue	$117,100	100.0	$109,013	100.0	$8,087	7.4
Service cost of goods sold	62,684	53.5	59,226	54.3	3,458	5.8
Service gross profit	$54,416	46.5	$49,787	45.7	$4,629	9.3
_____________________________________
*    Denotes % of services revenue
**    Denotes % change from 2016 to 2015

•	Gross profit as a percentage of revenue increased as a result of the following factors:

•	Gross profit on products as a percentage of product revenue increased, as a result of product cost reductions partially offset by the impact of market-based price erosion.

•
Gross profit on services as a percentage of services revenue increased, primarily due to increased sales of higher margin software subscription services and improved efficiencies for installation and consulting and network design services.

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

The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Quarter Ended July 31,				Increase
	2016	%*	2015	%*	(decrease)	%**
Research and development	$116,697	17.4	$100,379	16.6	$16,318	16.3
Selling and marketing	83,732	12.5	81,650	13.5	2,082	2.5
General and administrative	34,336	5.1	29,743	4.9	4,593	15.4
Acquisition and integration costs	1,029	0.2	2,435	0.4	(1,406)	(57.7)
Amortization of intangible assets	14,529	2.2	11,019	1.8	3,510	31.9
Restructuring costs	1,138	0.2	192	—	946	492.7
Total operating expenses	$251,461	37.6	$225,418	37.2	$26,043	11.6
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2016 to 2015

•
Research and development expense benefited $3.0 million as a result of foreign exchange rates, net of hedging, primarily due to a stronger U.S. dollar in relation to the Canadian Dollar. Including the effect of foreign exchange rates, research and development expenses increased by $16.3 million. This change reflects increases of $8.0 million in employee and compensation costs, $3.8 million in facilities and information technology costs, $3.1 million in professional services, $1.2 million in depreciation expense and $1.2 million in technology and related costs. These increases were partially offset by a decrease of $1.2 million in prototype expense.

•
Selling and marketing expense increased by $2.1 million, primarily reflecting increases of $0.7 million in facilities and information technology costs, $0.5 million in professional services and $0.5 million in employee and compensation costs.

•
General and administrative expense increased by $4.6 million, primarily reflecting increases of $2.7 million in employee and compensation costs and $1.0 million for professional services and legal fees.

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

Other items
The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Quarter Ended July 31,				Increase
	2016	%*	2015	%*	(decrease)	%**
Interest and other income (loss), net	$(3,647)	(0.5)	$(5,491)	(0.9)	$1,844	33.6
Interest expense	$15,967	2.4	$11,883	2.0	$4,084	34.4
Provision for income taxes	$3,864	0.6	$3,452	0.6	$412	11.9
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2016 to 2015

•	Interest and other income (loss), net primarily reflects an increase in investment interest income.

•
Interest expense increased primarily due to the 2021 Term Loan that was entered into in the second quarter of fiscal 2016. For additional information about our term loans, see Note 17 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

•	Provision for income taxes increased primarily due to state tax expense in the United States.

Nine months ended July 31, 2016 compared to the nine months ended July 31, 2015
Revenue
During the first nine months of fiscal 2016, as compared to the first nine months of fiscal 2015, the U.S. dollar strengthened against a number of foreign currencies, including the Canadian Dollar, Euro, and Brazilian Real in which we have our most significant foreign currency revenue exposure. Consequently, our total revenue reported in U.S. dollars was adversely impacted by approximately $18.0 million or 0.9% as compared to the first nine months of fiscal 2015. The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Nine Months Ended July 31,				Increase
	2016	%*	2015	%*	(decrease)	%**
Revenue:
Networking Platforms
Converged Packet Optical	$1,291,956	68.6	$1,177,441	67.2	$114,515	9.7
Packet Networking	180,437	9.6	165,480	9.4	14,957	9.0
Optical Transport	30,215	1.6	56,275	3.2	(26,060)	(46.3)
Total Networking Platforms	1,502,608	79.8	1,399,196	79.8	103,412	7.4

Software and Software-Related Services
Software Platforms	32,409	1.7	28,918	1.6	3,491	12.1
Software-Related Services	55,059	2.9	45,119	2.6	9,940	22.0
Total Software and Software-Related Services	87,468	4.6	74,037	4.2	13,431	18.1

Global Services
Maintenance Support and Training	169,123	9.0	166,880	9.5	2,243	1.3
Installation and Deployment	92,317	4.9	82,045	4.7	10,272	12.5
Consulting and Network Design	32,866	1.7	31,538	1.8	1,328	4.2
Total Global Services	294,306	15.6	280,463	16.0	13,843	4.9

Consolidated revenue	$1,884,382	100.0	$1,753,696	100.0	$130,686	7.5
_____________________________
*    Denotes % of total revenue
**    Denotes % change from 2016 to 2015

•
Networking Platforms segment revenue increased, primarily reflecting sales increases of $114.5 million in our Converged Packet Optical products and $15.0 million of Packet Networking products, partially offset by a decrease of $26.1 million in sales of our Optical Transport products.

◦
Converged Packet Optical sales reflect increases of $52.0 million of our 6500 Packet-Optical Platform, $2.0 million of our 5430 Reconfigurable Switching System and $1.5 million of our Waveserver stackable interconnect system. Increased sales from Converged Packet Optical also reflects the addition of $82.4 million in sales relating to the Z-Series Packet-Optical Platform acquired from Cyan. The 6500 Packet-Optical Platform increase is primarily due to increased sales to Web-scale providers, enterprise customers and sales through our strategic relationship with Ericsson partially offset by decreases in sales of our 6500 Packet-Optical Platform to AT&T and cable and multiservice operators. These increases within our Converged Packet Optical product line were partially offset by decreases of $16.7 million in sales of our OTN configuration for the 5410 Reconfigurable Switching System and $6.8 million in sales of our CoreDirector® Multiservice Optical Switches.

◦
Packet Networking sales reflect increases of $10.5 million in sales of our 3000 family of service delivery switches and $7.1 million in sales of our 8700 Packetwave Platform, partially offset by a decrease of $2.1 million in sales of our 5410 Service Aggregation Switch.

◦
Optical Transport sales, which generally have experienced continued declines, reflect network operators' transition from this product line toward next-generation converged network solutions. As a result, our Optical Transport products have either been previously discontinued or are expected to be discontinued during fiscal 2016.

•
Software and Software-Related Services segment revenue increased, primarily reflecting increases of $9.9 million in software-related services sales and $3.5 million in sales of our software platforms. The increase in software-related services sales is primarily due to increased sales of software subscription services. The increase in software platform sales reflects $3.2 million in initial sales of our Blue Planet network virtualization, service orchestration and network management software platform. Segment revenue also includes $1.4 million in sales of Planet Operate software acquired from Cyan.

•
Global Services segment revenue increased, primarily reflecting increases of $10.3 million in sales of our installation and deployment services, $2.2 million in sales of our maintenance and support services and $1.3 million in sales of our consulting and network design services. Global Services segment revenue includes $14.3 million of services revenue acquired from Cyan.

The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Nine Months Ended July 31,				Increase
	2016	%*	2015	%*	(decrease)	%**
North America	$1,226,222	65.1	$1,118,309	63.7	$107,913	9.6
EMEA	281,163	14.9	306,368	17.5	(25,205)	(8.2)
CALA	148,312	7.9	155,785	8.9	(7,473)	(4.8)
APAC	228,685	12.1	173,234	9.9	55,451	32.0
Total	$1,884,382	100.0	$1,753,696	100.0	$130,686	7.5
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2016 to 2015

•
North America revenue primarily reflects increases of $84.6 million within our Networking Platforms segment, $13.2 million within our Software and Software-Related Services segment and $10.1 million within our Global Services segment. The revenue increase within our Networking Platforms segment primarily reflects increases of $93.9 million of Converged Packet Optical sales and $4.0 million of Packet Networking sales partially offset by a decrease of $13.3 million in Optical Transport sales. Converged Packet Optical sales reflect an increase of $27.3 million in sales of our 6500 Packet-Optical Platform, which reflects increased sales to Web-scale providers, communication service providers and enterprise customers, partially offset by reduced sales to AT&T, cable and multiservice operators and government customers. Converged Packet Optical sales also include $71.9 million of sales for our Z-Series Packet-Optical Platform acquired from Cyan.

•
EMEA revenue primarily reflects a decrease of $24.4 million within our Networking Platform segment. Networking Platform segment revenue reflects a product line decrease of $18.6 million in Converged Packet Optical sales, primarily for the 6500 Packet-Optical Platform. In recent periods, we have seen certain of our large service provider customers in EMEA take steps to constrain their capital expenditure budgets. This measured spending environment, together with macroeconomic conditions, has adversely impacted the spending levels we have experienced from certain customers in this region as compared to prior periods.

•
CALA revenue primarily reflects a decrease of $11.6 million within our Networking Platform segment, partially offset by an increase of $4.4 million within our Global Services segment. CALA revenue reflects decreased sales to certain communication service providers, primarily in Brazil, partially offset by higher sales AT&T in Mexico.

•
APAC revenue primarily reflects an increase of $54.8 million within our Networking Platform segment. The revenue increase within our Networking Platforms segment primarily reflects an increase of our 6500 Packet-Optical Platform sales to certain communications service providers, particularly in India, enterprise customers, submarine network operators and sales through our strategic partnership with Ericsson. The timing of revenue recognition for large network projects in this region can result in significant variations in revenue results in any particular quarter.

Cost of Goods Sold and Gross Profit

The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Nine Months Ended July 31,				Increase
	2016	%*	2015	%*	(decrease)	%**
Total revenue	$1,884,382	100.0	$1,753,696	100.0	$130,686	7.5
Total cost of goods sold	1,041,354	55.3	981,121	55.9	60,233	6.1
Gross profit	$843,028	44.7	$772,575	44.1	$70,453	9.1
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2016 to 2015

	Nine Months Ended July 31,				Increase
	2016	%*	2015	%*	(decrease)	%**
Product revenue	$1,535,017	100.0	$1,428,114	100.0	$106,903	7.5
Product cost of goods sold	851,641	55.5	797,283	55.8	54,358	6.8
Product gross profit	$683,376	44.5	$630,831	44.2	$52,545	8.3
_____________________________________
*    Denotes % of product revenue
**    Denotes % change from 2016 to 2015

	Nine Months Ended July 31,				Increase
	2016	%*	2015	%*	(decrease)	%**
Service revenue	$349,365	100.0	$325,582	100.0	$23,783	7.3
Service cost of goods sold	189,713	54.3	183,838	56.5	5,875	3.2
Service gross profit	$159,652	45.7	$141,744	43.5	$17,908	12.6
_____________________________________
*    Denotes % of services revenue

**    Denotes % change from 2016 to 2015

•	Gross profit as a percentage of revenue increased as a result of the following factors:

•
Gross profit on products as a percentage of product revenue increased as a result of product cost reductions, higher software revenue and improved manufacturing efficiencies partially offset by market-based price erosion and an increased provision for excess and obsolete inventory expense.

•
Gross profit on services as a percentage of services revenue increased primarily due to increased sales of higher margin software subscription services and reduced repair costs to support maintenance service contracts and improved margin on installation consulting services.

Operating Expense
The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Nine Months Ended July 31,				Increase
	2016	%*	2015	%*	(decrease)	%**
Research and development	$339,346	18.0	$306,342	17.5	$33,004	10.8
Selling and marketing	252,878	13.4	240,833	13.7	12,045	5.0
General and administrative	100,681	5.3	89,598	5.1	11,083	12.4
Acquisition and integration costs	4,613	0.2	3,455	0.2	1,158	33.5
Amortization of intangible assets	46,957	2.5	33,057	1.9	13,900	42.0
Restructuring costs	2,057	0.1	8,260	0.5	(6,203)	(75.1)
Total operating expenses	$746,532	39.6	$681,545	38.9	$64,987	9.5
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2016 to 2015

•
Research and development expense benefited $16.6 million as a result of foreign exchange rates, net of hedging, primarily due to a stronger U.S. dollar in relation to the Canadian Dollar. Including the effect of foreign exchange rates, research and development expenses increased by $33.0 million. This change reflects increases of $18.8 million in employee and compensation costs, $8.0 million in facilities and information technology costs, $4.9 million in professional services, $3.0 million in depreciation expense and $1.3 million in technology and related costs. Research and development expense for fiscal 2016 also reflects a $1.7 million reduction in reimbursements from our strategic jobs investment fund grant from the province of Ontario, due to the maximum funding limit being met in the second quarter of fiscal 2015. These increases were partially offset by a decrease of $5.5 million in prototype expense.

•
Selling and marketing expense benefited $5.2 million as a result of foreign exchange rates, primarily due to a stronger U.S. dollar in relation to the Euro, Canadian Dollar and Brazilian Real. Including the effect of foreign exchange rates, selling and marketing expense increased by $12.0 million, primarily reflecting increases of $8.1 million in employee and compensation costs, $2.6 million in professional services, $2.1 million in facilities and information technology costs and $1.3 million in travel and related costs. These increases were partially offset by a decrease of $2.1 million in trade shows and related costs.

•
General and administrative expense benefited $1.8 million as a result of foreign exchange rates, primarily due to a stronger U.S. dollar in relation to the Brazilian Real, Canadian Dollar and Euro. Including the effect of foreign exchange rates, general and administrative expense increased by $11.1 million, primarily due to increases of $7.9 million for employee and compensation costs, $1.3 million for professional services and $1.1 million for facilities and information technology costs.

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

Other items
The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Nine Months Ended July 31,				Increase
	2016	%*	2015	%*	(decrease)	%**
Interest and other income (loss), net	$(11,456)	(0.6)	$(19,273)	(1.1)	$7,817	40.6
Interest expense	$41,285	2.2	$38,491	2.2	$2,794	7.3
Provision for income taxes	$7,758	0.4	$7,767	0.4	$(9)	(0.1)
_____________________________________
*    Denotes % of total revenue

**    Denotes % change from 2016 to 2015

•
Interest and other income (loss), net reflects the improved impact of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity. Interest and other income (loss), net also reflects an increase in investment interest income.

•
Interest expense increased, primarily due to the 2021 Term Loan that was entered into in the second quarter of fiscal 2016. For additional information about our term loans, see Note 17 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

•	Provision for income taxes remained relatively unchanged.

Segment Profit (Loss)

The table below (in thousands, except percentage data) sets forth the changes in our segment profit for the respective periods:

	Quarter Ended July 31,
	2016	2015	Increase (decrease)	%*
Segment profit:
Networking Platforms	$150,521	$128,664	$21,857	17.0
Software and Software-Related Services	$2,412	$3,926	$(1,514)	(38.6)
Global Services	$38,855	$36,900	$1,955	5.3
_____________________________________
*    Denotes % change from 2016 to 2015

•
Networking Platforms segment profit increased, primarily due to higher sales volume, as described above, and improved gross margin partially offset by higher research and development costs. The improved gross margin was the result of product cost reductions, including innovation on our WaveLogic coherent optical processor for 100G and 200G optical transport, partially offset by market-based price erosion.

•
Software and Software-Related Services segment profit decreased, primarily due to higher research and development costs and lower gross margin from increased amortization of intangibles expense, partially offset by higher sales volume. Higher research and development costs reflect the addition of expenses relating to the development of our Blue Planet software platform.

•
Global Services segment profit increased, primarily due to higher sales volume, as described above, and improved gross margin. The improved gross margin was the result of improved efficiencies for installation and consulting and network design services.

The table below (in thousands, except percentage data) sets forth the changes in our segment profit (loss) for the respective periods:

	Nine Months Ended July 31,
	2016	2015	Increase (decrease)	%*
Segment profit (loss):
Networking Platforms	$390,109	$354,990	$35,119	9.9
Software and Software-Related Services	$(970)	$7,320	$(8,290)	(113.3)
Global Services	$114,543	$103,923	$10,620	10.2
_____________________________________
*    Denotes % change from 2016 to 2015

•
Networking Platforms segment profit increased, primarily due to higher sales volume as described above and improved gross margin. The increases were partially offset by higher research and development costs. The improved gross margin was the result of product cost reductions, including innovation on our WaveLogic coherent optical processor for 100G and 200G optical transport, and improved manufacturing efficiencies, partially offset by market-based price erosion and an increased provision for excess and obsolete inventory expense.

•
Software and Software-Related Services segment loss primarily reflects higher research and development costs and reduced gross margin from increased amortization of intangibles expense, partially offset by higher sales volume. Higher research and development costs reflect the addition of expenses relating to the development of our Blue Planet software platform.

•
Global Services segment profit increased, primarily due to higher sales volume and improved gross margin. The improved gross margin reflects reduced repair costs to support maintenance service contracts and improved margin on installation consulting services.

Liquidity and Capital Resources
At July 31, 2016, our principal sources of liquidity were cash and cash equivalents, investments in marketable debt securities, representing U.S. treasuries and commercial paper, and our ABL Credit Facility. The following table sets forth changes in our cash and cash equivalents and investments in marketable debt securities (in thousands):

	July 31, 2016	October 31, 2015	Increase (decrease)
Cash and cash equivalents	$854,918	$790,971	$63,947
Short-term investments in marketable debt securities	295,322	135,107	160,215
Long-term investments in marketable debt securities	115,366	95,105	20,261
Total cash and cash equivalents and investments in marketable debt securities	$1,265,606	$1,021,183	$244,423
The amount of cash, cash equivalents and short-term investments held by our foreign subsidiaries was $47.4 million as of July 31, 2016. Given this amount, we do not believe that there are significant amounts held by foreign subsidiaries in which we consider earnings to be permanently reinvested, that may not be available for U.S. operations. In the event such funds held by our foreign subsidiaries were repatriated, we believe that any resulting tax implications would not be material.
As more fully described in Note 17 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report, during the second quarter of fiscal 2016 we entered into an Incremental Term Loan Credit Agreement that provided for a new tranche of senior secured term loans under the Credit Agreement dated July 15, 2014 in an aggregate principal amount of $250 million maturing on April 25, 2021. The proceeds of approximately $246.1 million, net of fees and expenses, will initially supplement cash on the balance sheet and are expected to provide additional liquidity to contribute, in part, to the repayment of the outstanding principal amount owing under Ciena’s 0.875% Senior Convertible Notes due June 15, 2017.

The change in total cash and cash equivalents and investments in marketable debt securities during the first nine months of fiscal 2016 was also related to the following:

•	$152.8 million cash generated from operations, consisting of $239.4 million provided by net income (adjusted for non-cash charges) offset by $86.6 million used in working capital;

•	$81.2 million used for purchases of equipment, furniture and fixtures and intellectual property;

•	$10.0 million used for settlement of foreign currency forward contracts, net;

•	$5.4 million used to pay capital lease obligations;

•	$32.0 million used for the purchase price to acquire the HSPC assets of TeraXion;

•	$46.0 million used for repayment of long-term debt, including repurchases of outstanding convertible notes;

•	$22.1 million provided by stock issuances under our employee stock purchase plan and exercise of stock options;

•	$1.0 million used for payment of debt issuance costs; and

•	$1.7 million decrease due to the effect of exchange rate changes on cash and cash equivalents.

Ciena and certain of its subsidiaries are parties to a senior secured asset-based revolving credit facility (the "ABL Credit Facility") providing for a total commitment of $250 million with a maturity date of December 31, 2020. Ciena principally uses the ABL Credit Facility to support the issuance of letters of credit that arise in the ordinary course of its business and thereby to reduce its use of cash required to collateralize these instruments. As of July 31, 2016, letters of credit totaling $69.0 million were collateralized by our ABL Credit Facility. There were no borrowings outstanding under the ABL Credit Facility as of July 31, 2016.
We regularly evaluate our liquidity position, debt obligations, and anticipated cash needs to fund our operating plans and may consider capital raising and other market opportunities that may be available to us. During fiscal 2016, we have repurchased approximately $248.6 million in aggregate principal amount of our outstanding 0.875% Convertible Senior Notes due June 15, 2017 (the "2017 Notes"). For additional information about our convertible notes, including certain repurchases during the fourth quarter of fiscal 2016, see Notes 17 and 23 to our Condensed Consolidated Financial Statements included in in Item 1 of Part I of this report. We regularly evaluate alternatives to manage our capital structure and reduce our debt and may continue to opportunistically repurchase our outstanding convertible notes. Based on past performance and current expectations, we believe that our cash, cash equivalents, investments and other sources of liquidity, including our ABL Credit Facility, will satisfy the working capital needs, capital expenditures, the repayment of the 2017 Notes and other liquidity requirements associated with our operations through at least the next 12 months.
The following sections set forth the components of our $152.8 million of cash generated from operating activities during the first nine months of fiscal 2016:
Net income (adjusted for non-cash charges)
The following table sets forth our net income (adjusted for non-cash charges) during the period (in thousands):

Nine months ended
July 31, 2016
Net income	$35,997
Adjustments for non-cash charges:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	46,624
Share-based compensation costs	41,832
Amortization of intangible assets	59,428
Provision for inventory excess and obsolescence	26,663
Provision for warranty	13,114
Other	15,706
Net income (adjusted for non-cash charges)	$239,364
Working Capital
We used $86.6 million of cash for working capital during the period. The following tables set forth the major components of the cash used in working capital (in thousands):

Nine months ended
July 31, 2016
Cash used in accounts receivable	$(37,768)
Cash used in inventories	(56,267)
Cash provided by prepaid expenses and other	16,687
Cash used in accounts payable, accruals and other obligations	(5,087)
Cash used in deferred revenue	(4,120)
Total cash used for working capital	$(86,555)

As compared to the end of fiscal 2015:

•	The $37.8 million of cash used by accounts receivable during the first nine months of fiscal 2016 reflects higher proportional sales volume at the end of the third quarter of fiscal 2016;

•
The $56.3 million of cash used in inventory during the first nine months of fiscal 2016 primarily reflects increases in finished goods to meet customer delivery schedules for the beginning of the fourth quarter of fiscal 2016;

•	Cash provided by prepaid expense and other during the first nine months of fiscal 2016 was $16.7 million, primarily reflecting payment of a financing receivable;

•	The $5.1 million of cash used in accounts payable, accruals and other obligations during the first nine months of fiscal 2016 reflects a slight increase in payments to our suppliers; and

•
The $4.1 million of cash used in deferred revenue during the first nine months of fiscal 2016 represents an increase in the recognition of revenue for which we received advanced payments from customers.

Our days sales outstanding (DSOs) for the first nine months of fiscal 2016 were 84 days and our inventory turns for the first nine months of fiscal 2016 were 5.1.

Cash Paid for Interest
The following tables set forth the cash paid for interest during the period (in thousands):

Nine months ended
July 31, 2016
0.875% Convertible Senior Notes due June 15, 2017(1)	$4,262
3.75% Convertible Senior Notes, due October 15, 2018(2)	6,562
4.0% Convertible Senior Notes, due December 15, 2020(3)	7,500
Term Loan due July 15, 2019(4)	7,005
Term Loan due April 25, 2021(5)	2,654
Interest rate swaps(6)	2,479
ABL Credit Facility(7)	1,325
Cash paid during period	$31,787

(1)	Interest on our outstanding 0.875% Convertible Senior Notes, due June 15, 2017, is payable on June 15 and December 15 of each year.

(2)	Interest on our outstanding 3.75% Convertible Senior Notes, due October, 2018, is payable on April 15 and October 15 of each year.

(3)	Interest on our outstanding 4.0% Convertible Senior Notes, due December 15, 2020, is payable on June 15 and December 15 of each year.

(4)
Interest on our outstanding 2019 Term Loan is payable periodically based on the underlying market index rate selected for borrowing. The 2019 Term Loan bears interest at LIBOR plus a spread of 3.00% subject to a minimum LIBOR rate of 0.75%. During the first nine months of fiscal 2016, the interest rate on the 2019 Term Loan was 3.75%.

(5)
Interest on our outstanding 2021 Term Loan is is payable periodically based on the underlying market index rate selected for borrowing. The 2021 Term Loan bears interest at LIBOR plus a spread of 3.25% to 3.50% subject to a minimum LIBOR rate of 0.75%. At the end of the third quarter of fiscal 2016, the interest rate on the 2021 Term Loan was 4.25%.

(6)
Payments on our interest rate swaps are variable and effectively fix the total interest rate under the 2019 Term Loan at 5.004% from July 20, 2015 through July 19, 2018 and the 2021 Term Loan at 4.62% to 4.87%, depending on applicable margin, from June 20, 2016 through June 22, 2020.

(7)
During the first nine months of fiscal 2016, we utilized the ABL Credit Facility to collateralize certain standby letters of credit and paid $1.3 million in commitment fees, interest expense and other administrative charges relating to our ABL Credit Facility.

For additional information about our convertible notes and term loans, ABL Credit Facility and interest rate swaps, see Notes 15, 17 and 18 to our Condensed Consolidated Financial Statements included in in Item 1 of Part I of this report.

Contractual Obligations

The following is a summary of our future minimum payments under contractual obligations as of July 31, 2016 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Principal due at maturity on convertible notes (1)	$1,017,592	$450,465	$350,000	$217,127	$—
Principal due on term loans	494,375	5,000	247,500	241,875	—
Interest due on convertible notes	70,505	24,567	34,688	11,250	—
Interest due on term loans (2)	77,545	19,993	39,385	18,167	—
Payments due under interest rate swaps (2)	12,166	4,652	6,131	1,383	—
Operating leases (3)	148,311	37,025	44,323	26,961	40,002
Purchase obligations (4)	207,983	207,983	—	—	—
Capital leases— equipment	5,726	2,176	3,266	284	—
Capital leases— buildings (5)	126,732	2,158	14,346	15,092	95,136
Other obligations	3,587	1,481	2,030	76	—
Total (6)	$2,164,522	$755,500	$741,669	$532,215	$135,138
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

(6)
As of July 31, 2016, we also had approximately $12.5 million of other long-term obligations in our Condensed Consolidated Balance Sheet for unrecognized tax positions that are not included in this table because the timing of any cash settlement with the respective tax authority, if any, cannot be reasonably estimated.

Some of our commercial commitments, including some of the future minimum payments in operating leases set forth above and certain commitments to customers, are secured by standby letters of credit collateralized under our ABL Credit Facility or restricted cash. Restricted cash balances are included in other current assets or other long-term assets depending upon the duration of the underlying letter of credit obligation. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of July 31, 2016 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Standby letters of credit	$71,552	$35,179	$15,774	$10,105	$10,494

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

We apply the percentage-of-completion method to long-term arrangements where we are required to undertake significant production, customization or modification engineering, and reasonable and reliable estimates of revenue and cost are available. Utilizing the percentage-of-completion method, we recognize revenue based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred. In instances that do not meet the percentage-of-completion method criteria, recognition of revenue is deferred until there are no uncertainties regarding customer acceptance. Unbilled percentage- of-completion revenues recognized are included in accounts receivable, net. Billings in excess of revenues recognized on these contracts are recorded within deferred revenue. The percentage of total revenue recognized using the percentage-of-completion method for the first nine months ended July 31, 2016 and July 31, 2015 were 0.3% and 1.9%, respectively.

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

Our total deferred revenue for products was $48.8 million and $66.5 million as of July 31, 2016 and October 31, 2015, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $139.4 million and $122.5 million as of July 31, 2016 and October 31, 2015, respectively.

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

Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. We estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measurement of estimated fair value of our share-based compensation. See Note 20 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of July 31, 2016, total unrecognized compensation expense was $75.1 million: (i) $0.8 million, which related to unvested stock options and is expected to be recognized over a weighted-average period of 1.4 years; and (ii) $74.3 million which related to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.4 years.

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
For fiscal 2016, the Compensation Committee has approved an annual cash incentive arrangement generally applicable to full-time employees excluding commissioned salespersons, with the aggregate amount of any awards payable dependent upon the achievement of certain financial and operational goals for fiscal 2016. Given that the awards are generally contingent upon achieving annual objectives, the payment of cash incentive awards is not expected to be made until after fiscal year-end results are finalized. As a result, the expense that we accrue for incentive compensation in any interim period in fiscal 2016 is based upon estimates of expected financial results for the year and expected performance against relevant operating objectives. Because assessing actual performance against many of these objectives cannot generally occur until at or near fiscal year-end, determining the amount of expense that we incur in our interim financial statements for incentive compensation involves the judgment of management. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. We incurred an aggregate of $42.5 million of expense in the first nine months of fiscal 2016 associated with our cash incentive bonus plan for fiscal 2016.
Reserve for Inventory Obsolescence

We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. Upon recognition of the write down, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In an effort to limit our exposure to delivery delays and to satisfy customer needs we purchase inventory based on forecasted sales across our product lines. In addition, part of our research and development strategy is to promote the convergence of similar features and functionalities across our product lines. Each of these practices exposes us to the risk that our customers will not order products for which we have forecasted sales, or will purchase less than we have forecasted. Historically, we have experienced write downs due to changes in our strategic direction, discontinuance of a product and declines in market conditions. We recorded charges for excess and obsolete inventory of $26.7 million and $18.0 million in the first nine months of fiscal 2016 and 2015, respectively. The charges in fiscal 2016 primarily were related to a decrease in the forecasted demand for certain Converged Packet Optical and Optical Transport products. Our inventory net of allowance for excess and obsolescence was $221.6 million and $191.2 million as of July 31, 2016 and October 31, 2015, respectively.

Allowance for Doubtful Accounts Receivable

Our allowance for doubtful accounts receivable is based on management's assessment, on a specific identification basis, of the collectibility of customer accounts. We perform ongoing credit evaluations of our customers and generally have not required collateral or other forms of security from customers. In determining the appropriate balance for our allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectibility. In doing so, we consider creditworthiness, payment history, account activity and communication with such customer. If a customer's financial condition changes, or if actual defaults are higher than our historical experience, we may be required to take a charge for an allowance for doubtful accounts receivable which could have an adverse impact on our results of operations. Our accounts receivable, net of allowance for doubtful accounts, was $588.4 million and $550.8 million as of July 31, 2016 and October 31, 2015, respectively. Our allowance for doubtful accounts was $3.8 million and $3.0 million as of July 31, 2016 and October 31, 2015, respectively.

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

The first step in the process of assessing goodwill impairment is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. A non-cash goodwill impairment charge would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period. As of the end of third quarter of fiscal 2015, there was no goodwill balance. At the end of third quarter of fiscal 2016, the goodwill balance was $267.3 million.

Long-lived Assets

Our long-lived assets include: equipment, building, furniture and fixtures, finite-lived intangible assets, in-process research and development and maintenance spares. As of July 31, 2016 and October 31, 2015, these assets totaled $488.6 million and $449.9 million, net, respectively. We test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets' carrying amount is not recoverable from its undiscounted cash flows. Our long-lived assets are assigned to asset groups which represent the lowest level for which we identify cash flows. We measure impairment loss as the amount by which the carrying amount of the asset or asset group exceeds its fair value.

Deferred Tax Valuation Allowance

As of July 31, 2016, we have recorded a valuation allowance offsetting substantially all our net deferred tax assets of $1.5 billion. When measuring the need for a valuation allowance, we assess both positive and negative evidence regarding the realizability of these deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to evaluate whether sufficient positive evidence exists to support a reversal of the valuation allowance. For this evaluation, management considers its recent financial results and trends, and makes judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies, and tax planning strategies. We will release all or a portion of this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income or as an adjustment to paid-in capital, based on tax ordering requirements.

Warranty

Our liability for product warranties, included in other accrued liabilities, was $54.5 million and $56.7 million as of July 31, 2016 and October 31, 2015, respectively. Our products are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties was $13.1 million and $12.5 million for the first nine months of fiscal 2016 and 2015, respectively. See Note 14 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report. The provision for warranty claims may fluctuate on a quarterly basis depending upon the mix of products and customers in that period. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. An increase in warranty claims or the related costs associated with satisfying our warranty obligations could increase our cost of sales and negatively affect our gross margin.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.

Interest Rate Sensitivity. We currently hold investments in U.S. Government obligations and commercial paper with varying maturities. See Notes 6 and 7 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for information relating to investments and fair value. These investments are sensitive to interest rate movements, and their fair value will decline as interest rates rise and increase as interest rates decline. The estimated impact on these investments of a 100 basis point (1.0%) increase in interest rates across the yield curve from rates in effect as of the balance sheet date would be a $2.9 million decline in value.

Our earnings and cash flows from operations may be exposed to changes in interest rates because of the floating rate of interest in our 2019 Term Loan and our 2021 Term Loan. See Note 17 to our Condensed Consolidated Financial Statements for information relating to these facilities.

The 2019 Term Loan bears interest at LIBOR plus a spread of 3.00% subject to a minimum LIBOR rate of 0.75%. As of July 31, 2016, the interest rate in effect on our 2019 Term Loan was 3.75%. During fiscal 2014, Ciena entered into interest rate swap arrangements ("interest rate swaps") that fix the total interest rate under the 2019 Term Loan at 5.004%, for the period commencing on July 20, 2015 through July 19, 2018.

The 2021 Term Loan bears interest at LIBOR plus a spread ranging from 3.25% to 3.50% subject to a minimum LIBOR rate of 0.75%, with the actual spread determined according to Ciena's total net leverage ratio. In the third quarter of fiscal 2016, Ciena entered into interest rate swaps that fix the total interest rate under the 2021 Term Loan at 4.62% to 4.87%, depending on the applicable spread, for the period commencing on June 20, 2016 through June 22, 2020.

As such, a 100 basis point (1%) increase in the LIBOR rate as of our most recent LIBOR rate setting would have an immaterial impact in annualized interest expense on our 2019 Term Loan and our 2021 Term Loan as recognized in our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Risk. As a global concern, our business and results of operations are exposed to and can be impacted by movements in foreign currency exchange rates. For example, the announcement of the United Kingdom (UK) referendum in which voters approved an exit from the European Union (EU), commonly referred to as "Brexit," has previously caused, and may continue to cause, volatility in currency exchange rate fluctuations. Due to our global sales presence, some of our sales transactions and revenue are non-U.S. dollar denominated, with the Canadian Dollar, Euro and Brazilian Real being our most significant foreign currency revenue exposures. If the U.S. dollar strengthens against these currencies, our revenue for these transactions reported in U.S. dollars would decline. For our U.S. dollar denominated sales, an increase in the value of the U.S. dollar would increase the real costs of our products to customers in markets outside the United States, which could impact our competitive position. During the first nine months of fiscal 2016, approximately 18.0% of revenue was non-U.S. dollar denominated. During the first nine months of fiscal 2016 as compared to the nine months of fiscal 2015, the U.S. dollar strengthened against a number of foreign currencies, including the Canadian Dollar, Euro and Brazilian Real and, consequently, our revenue reported in U.S. dollars was adversely impacted by approximately $18.0 million or 0.9%. As it relates to costs of goods sold, employee-related and facilities costs associated with certain manufacturing-related operations in Canada represent our primary exposure to foreign currency exchange risk.
With regard to operating expense, our primary exposure to foreign currency exchange risk relates to the Canadian Dollar, British Pound, Euro, Indian Rupee and Brazilian Real. During the first nine months of fiscal 2016, approximately 46.8% of our operating expense was non-U.S. dollar denominated. If these or other currencies strengthen, costs reported in U.S. dollars will increase. During the first nine months of fiscal 2016, research and development expense benefited approximately $16.6 million, net of hedging, primarily due to the strengthening of the U.S. dollar in relation to the Canadian Dollar in comparison to the first nine months of fiscal 2015. During the first nine months of fiscal 2016, selling and marketing expense and general and administrative expenses benefited $5.2 million and $1.8 million, respectively, due to foreign exchange rates, primarily due to the strengthening of the U.S. dollar in relation to the Euro, Canadian Dollar and Brazilian Real in comparison to the first nine months of fiscal 2015.
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
Ciena Corporation, as the U.S. parent entity, uses the U.S. dollar as its functional currency; however some of Ciena's foreign branch offices and subsidiaries use the local currency as their functional currency. During the first nine months of fiscal 2016, Ciena recorded $5.3 million in foreign currency exchange gains, as a result of monetary assets and liabilities that were transacted in a currency other than the entity's functional currency, and the re-measurement adjustments were recorded in interest and other income (loss), net on the Condensed Consolidated Statement of Operations. From time to time, Ciena uses foreign currency forwards to hedge these balance sheet exposures. These forwards are not designated as hedges for accounting purposes and any net gain or loss associated with these derivatives is reported in interest and other income (loss), net on the Condensed Consolidated Statement of Operations. During first nine months of fiscal 2016, Ciena recorded losses of $20.0 million from these derivatives. See Note 2, Note 5 and Note 15 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Convertible Notes Outstanding. The fair market value of each of our outstanding issues of convertible notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of our stock rises or due to increased volatility in our stock price, and decrease as the market price of our stock falls or due to decreased volatility in our stock price. Interest rate and market value changes affect the fair market value of the notes, and may affect the prices at which we would be able to repurchase such notes were we to do so. These changes do not impact our financial position, cash flows or results of operations. For additional information on the fair value of our outstanding notes, see Note 17 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From May 15 through June 3, 2015, five separate putative class action lawsuits in connection with Ciena’s then-pending acquisition of Cyan, Inc. (“Cyan”) were filed in the Court of Chancery of the State of Delaware. On June 23, 2015, each of these lawsuits was consolidated into a single case captioned In Re Cyan, Inc. Shareholder Litigation, Consol. C.A. No. 11027-CB. On July 9, 2015, the plaintiffs filed a verified amended class action complaint, which named as defendants Ciena, a Ciena subsidiary created solely for the purpose of effecting the acquisition (“Merger Sub”), and the members of Cyan’s board of directors. On August 5, 2015, the defendants filed motions to dismiss the amended complaint. On October 1, 2015, the plaintiffs filed a second amended complaint which named as defendants the members of Cyan’s board of directors. Cyan, Ciena, and Merger Sub were not named as defendants. On July 15, 2016, the plaintiffs filed a third amended complaint, which generally alleges that the Cyan board members breached their fiduciary duties by engaging in a conflicted and unfair sales process, failing to maximize stockholder value in the acquisition, taking steps to preclude competitive bidding, and failing to disclose material information necessary for stockholders to make an informed decision regarding the acquisition. The third amended complaint seeks (i) a declaration that the plaintiffs are entitled to a quasi-appraisal remedy, (ii) rescissory damages, (iii) recovery through an accounting of all damages caused as a result of the alleged breaches of fiduciary duties, (iv) compensatory damages, and (v) costs including attorneys’ fees and experts’ fees. On August 5, 2016, the defendants filed a motion to dismiss the third amended complaint. Ciena believes that the consolidated lawsuit is without merit and intends to defend it vigorously.
As a result of our acquisition of Cyan in August 2015, we became a defendant in a securities class action lawsuit. On April 1, 2014, a purported stockholder class action lawsuit was filed in the Superior Court of California, County of San Francisco, against Cyan, the members of Cyan’s board of directors, Cyan’s former Chief Financial Officer, and the underwriters of Cyan’s initial public offering. On April 30, 2014, a substantially similar lawsuit was filed in the same court against the same defendants. The two cases have been consolidated as Beaver County Employees Retirement Fund, et al. v. Cyan, Inc. et al., Case No. CGC-14-538355. The consolidated complaint alleges violations of federal securities laws on behalf of a purported class consisting of purchasers of Cyan’s common stock pursuant or traceable to the registration statement and prospectus for Cyan’s initial public offering in April 2013, and seeks unspecified compensatory damages and other relief. On May 19, 2015, the proposed class was certified. On August 25, 2015, the defendants filed a motion for judgment on the pleadings based on an alleged lack of subject matter jurisdiction over the case, which motion was denied on October 23, 2015. On May 24, 2016, the defendants filed a petition for a writ of certiorari on the jurisdiction issue with the United States Supreme Court, to which the plaintiffs filed a brief in opposition. Ciena believes that the consolidated lawsuit is without merit and intends to defend it vigorously.
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
Our revenue and results of operations can fluctuate significantly and unpredictably from quarter to quarter. Our budgeted expense levels are based on our visibility into customer spending plans and our projections of future revenue and gross margin. Customer spending levels are uncertain and subject to change and reductions in our expense levels to react to deviations from our projections can take significant time to implement. Because the amount of revenue that we generate in a quarter from customer orders received in that same quarter (which we refer to as "book to revenue") has increased as compared to our historical periods, this may increase the likelihood of fluctuations in our results. Our revenue for a particular quarter is difficult to predict, and a shortfall in expected orders in a given quarter can materially adversely affect our revenue and results of operations for that quarter or future quarterly periods. Additional factors that contribute to fluctuations in our revenue and operating results include:

•	broader macroeconomic conditions, including weakness and volatility in global markets, that affect our customers;

•	changes in capital spending by large communications service providers;

•	order timing, volume and cancellations;

•	backlog levels;

•	the level of competition and pricing pressure in our industry;

•	the impact of commercial concessions or unfavorable commercial terms required to maintain incumbency or secure new opportunities with key customers;

•	our level of success in achieving cost reductions and improved efficiencies in our supply chain;

•	the impact of market-based price erosion that we regularly encounter;

•	our incurrence of start-up costs required to support initial deployments, gain new customers or enter new markets;

•	the timing of revenue recognition on sales, particularly relating to large orders;

•	the mix of revenue by product segment, geography and customer in any particular quarter;

•	installation service availability and readiness of customer sites;

•	availability of components and manufacturing capacity;

•	adverse impact of foreign exchange; and

•	seasonal effects in our business.

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

While our customer base has diversified in recent years to include a number of network operators and new customer verticals, including Web-scale providers and cable and multiservice operators, a significant portion of our revenue remains concentrated among a few, large global communications service providers. By way of example, AT&T accounted for approximately 19.9% of fiscal 2015 revenue, and our largest ten customers contributed 52.5% of fiscal 2015 revenue. Consequently, our financial results are closely correlated with the spending of a relatively small number of customers and can be significantly affected by market, industry or competitive dynamics adversely affecting their businesses. Our business and results of operations can also be materially adversely impacted by reductions in spending or capital expenditure budgets by our largest service provider customers. Because the terms of our framework contracts do not obligate customers to purchase any minimum or guaranteed order quantities, and customers often have the right to modify or cancel orders, there can be no assurance as to spending levels, and spending levels can be unpredictable.

Our reliance upon a relatively small number of customers also increases our exposure to changes in their network priorities and purchasing strategies. Our customers have previously undertaken, and may undertake in the future, procurement initiatives or adopt network strategies adverse to our business. These initiatives may seek to achieve reductions in capital expenditure, require commercial concessions from suppliers or reduce the number of direct suppliers of networking technology. During fiscal 2015, AT&T and other service provider customers announced initiatives to reduce capital expenditures in future periods, including on network infrastructure, and there can be no assurance that we will be able to maintain the sales levels we achieved during fiscal 2015. Moreover, AT&T and other customers, including service providers, are pursuing network strategies that seek to utilize enhanced software programmability, management and control of networks, to disaggregate the purchase of hardware and software solutions, and to deploy off-the-shelf or commoditized hardware technology, referred to as "white box" hardware, in lieu of existing solutions. These strategies may reduce barriers to entry for other technology vendors, including component vendors and software vendors, to compete with us for sales to such customers. These strategies may also impact our customers' buying decisions and spending levels, and may present challenges for our business, particularly where we are an incumbent equipment vendor. As a result, we expect our competitive landscape to broaden and competition to increase in the markets in which we compete for sales to service provider customers. The loss of a significant customer, a significant reduction in their spending, or a material change in their networking or procurement strategies could have a material adverse effect on our business, financial condition and results of operations.

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

We expect the competitive landscape in which we operate to broaden, as multinational equipment vendors seek to promote adoption of competing architectural approaches for next-generation networks and retain incumbent positions with large customers globally. As we expand our solutions offering, and, as network technologies, features and layers converge, we expect that our business will overlap more directly with additional networking solution suppliers, including IP router vendors and data center switch providers. In addition, as demands for software programmability, management and control increase, we expect to increasingly compete with software vendors and other information technology vendors and system integrators. We may also face increased competition from system and component vendors, including those in our supply chain, who develop networking products based on off-the-shelf or commoditized hardware technology, referred to as "white box" hardware, particularly where a customer's network strategy seeks to emphasize deployment of such product offerings or adopt a disaggregated hardware and software approach. The expansion of our competitive landscape, and entry of new competitors into our markets and customers, may adversely impact our business and results of operations.

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
Our business and operating results, which depend significantly on general economic conditions and demand for our products and services, could be materially adversely affected by unfavorable or uncertain macroeconomic and market conditions, globally or with respect to a particular region or country where we operate. Thus far in 2016, global financial markets have experienced periods of significant volatility and instability. Broad macroeconomic weakness and market volatility have previously resulted in sustained periods of decreased demand for our products and services, which has adversely affected our operating results. Macroeconomic and market conditions could be adversely affected by a variety of political, economic or other factors in the United States and international markets that could in turn adversely affect spending levels of our customers and their end users, and create volatility or deteriorating conditions in the markets in which we operate. Macroeconomic uncertainty or weakness could result in:

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

We maintain a global sourcing strategy and depend on third party suppliers for support in our product design and development, and in the sourcing of key product components and subsystems. Our products include optical and electronic components for which reliable, high-volume supply is often available only from sole or limited sources. Increases in market demand or scarcity of resources or manufacturing capability have resulted, and may in the future result, in shortages in availability of important components for our solutions, allocation challenges, deployment delays and increased lead times. We are exposed to risks relating to unfavorable economic conditions or other similar challenges affecting the businesses and results of operations of our component providers that can affect their liquidity levels, ability to continue investing in their businesses, ability to meet development commitments and manufacturing capability. These and other challenges affecting our suppliers could expose our business to increased costs, loss or lack of supply, or discontinuation of components that can result in lost revenue, additional product costs, increased lead times and deployment delays that could harm our business and customer relationships. We do not have any guarantees of supply from these third parties, and in certain cases are relying upon temporary commercial arrangements or standard purchase orders. As a result, there is no assurance that we will be able to secure the components or subsystems that we require, in sufficient quantity and quality, and on reasonable terms. The loss of a source of supply, or lack of sufficient availability of key components, could require that we locate an alternate source or redesign our products, either of which could result in business interruption, increased costs and negatively affect our product gross margin and results of operations. Our business and results of operations would be negatively affected if we were to experience any significant disruption or difficulties with key suppliers affecting the price, quality, availability or timely delivery of required components.

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
The development and production of sophisticated hardware and software for communications network equipment is highly complex. Some of our products can be fully tested only when deployed in communications networks or when carrying traffic with other equipment, and software products may contain bugs that can interfere with expected performance. As a result, undetected defects or errors, and product quality, interoperability, reliability and performance problems are often more acute for initial deployments of new products and product enhancements. We have recently launched, and are in the process of launching, a number of new hardware and software platforms, including our Blue Planet software platform, and other solutions targeting metro network applications and data center interconnect. Unanticipated product performance problems can relate to the design, manufacturing, installation, operation and interoperability of our products. Undetected errors can also arise as a result of defects in components, software or manufacturing, installation or maintenance services supplied by third parties, and technology acquired from or licensed by third parties. From time to time we have had to replace certain components, provide software remedies or other remediation in response to defects or bugs, and we may have to do so again in the future. There can be no assurance that such remediation would not have a material impact on our business and results of operations. In addition, unanticipated security vulnerabilities relating to our products or the activities of our supply chain, including any actual or perceived exposure of our solutions to malicious software or cyber-attacks, could adversely affect our business and reputation. Product performance, reliability, security and quality problems can negatively affect our business, and may result in some or all of the following effects:

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
To avoid delays and meet customer demand for shorter delivery terms, we place orders with our contract manufacturers and component suppliers based on forecasts of customer demand. In a number of cases these suppliers may require longer lead times for fulfillment than we have with our customers. Thus, our practice of buying inventory based on forecasted demand exposes us to the risk that our customers ultimately may not order the products we have forecast or will purchase fewer products than forecast. As a result, we may purchase inventory in anticipation of sales that ultimately do not occur. Market uncertainty can also limit our visibility into customer spending plans and compound the difficulty of forecasting inventory at appropriate levels. Moreover, our customer purchase agreements generally do not include any minimum purchase commitment. Also, customers often have the right to modify, reduce or cancel purchase quantities, and spending levels can be uncertain and subject to significant fluctuation. Our products are highly configurable and certain new products have overlapping feature sets or application as existing products. Accordingly, it is increasingly possible that customers may forgo purchases of certain products we have inventoried in favor of a similar product. We may also be exposed to the risk of inventory write-offs as a result of certain supply chain initiatives, including consolidation and transfer of key manufacturing activities. If we are required to write off or write down a significant amount of inventory, our results of operations for the applicable period would be materially adversely affected.
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

As a company with global operations, we face exposure to adverse movements in foreign currency exchange rates. For example, the announcement of Brexit has caused, and may continue to cause, significant volatility in currency exchange rate fluctuations. Due to our global presence, a significant percentage of our revenue, operating expense and assets and liabilities are non-U.S. dollar denominated and therefore subject to foreign currency fluctuation. We face exposure to currency exchange rates as a result of the growth in our non-U.S. dollar denominated operating expense in Canada, Europe, Asia and Latin America. An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of materials or service that we purchase in foreign currencies. From time to time, we may hedge against currency exposure associated with anticipated foreign currency cash flows or assets and liabilities denominated in foreign currency. Such attempts to offset the impact of currency fluctuations are costly, and no amount of hedging can be effective against all circumstances. Losses associated with these hedging instruments and the adverse effect of foreign currency exchange rate fluctuation may negatively affect our results of operations.

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

We rely upon a number of internal business processes and information systems to support key business functions, and the efficient operation of these processes and systems is critical to managing our business. Our business processes and information systems must be sufficiently scalable to support the growth of our business and may require modifications or upgrades that expose us to a number of operational risks. We have commenced a significant upgrade of our company-wide enterprise resource planning platform that will impact multiple locations, functions and processes. We expect to transition to this upgraded system in the first quarter of fiscal 2017. We are also currently pursuing initiatives to transform and optimize our business operations through the reengineering of certain other processes, investment in automation, and engagement of strategic partners or resources to assist with certain business functions. These changes will require a significant investment of capital and human resources and may be costly and disruptive to our operations, and they could impose substantial demands on management time. These changes may also require changes in our information systems, modification of internal control procedures and significant training of employees or third party resources. There can be no assurance that our business and operations will not experience disruption in connection with our current system upgrade or other initiatives. Even if we do not encounter these adverse effects or disruption in our business, the design and implementation of these new systems may be more costly than anticipated.

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

As of the date of this report, we had approximately $812 million in indebtedness repayable at maturity under our outstanding convertible notes. In the event that some or all of these notes are converted into common stock, the ownership interests of our existing stockholders will be diluted, and any sales of such shares in the public market following conversion may adversely affect the market price for our common stock. We are also a party to credit agreements relating to a $250 million senior secured asset-based revolving credit facility and outstanding senior secured term loans with approximately $494 million repayable at maturity. The agreements governing these credit facilities contain certain covenants that limit our ability, among other things, to incur additional debt, create liens and encumbrances, pay cash dividends, redeem or repurchase stock, enter into certain acquisition transactions or transactions with affiliates, repay certain indebtedness, make investments or dispose of assets. The agreements also include customary remedies, including the right of the lenders to take action with respect to the collateral securing the loans, that would apply should we default or otherwise be unable to satisfy our debt obligations.

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

We have recently undertaken and expect to undertake in the future the transition of two of our significant research and development facilities, which will affect a large number of our employees. The lease for our Lab 10 building on the Carling Campus in Ottawa, Canada will expire in fiscal 2018, and the leases for our facilities in Gurgaon, India will expire in fiscal 2018 and fiscal 2019. The Ottawa and Gurgaon facilities represent our two largest research and development sites, and they house both significant headcount including key engineering personnel and a large amount of sophisticated lab equipment. In Ottawa, we are in the process of developing a new research and development campus, and we will be transitioning our existing operations and personnel to the new campus over the next two years in anticipation of the expiration of the Lab 10 lease. In Gurgaon, we recently entered into an agreement to lease a new building adjacent to one of our existing facilities, and we will be transitioning certain of our existing operations and personnel to the new building over the next two years. Relocating our engineering operations may be costly, and there can be no assurance that the transition of key engineering functions to a successor facility will not be disruptive or adversely affect productivity. Significant facilities transitions could be disruptive to our operations and may result in unanticipated expense and adverse effects on our cash position and cash flows.

The potential effects of the referendum on the UK’s membership in the European Union remain uncertain.
On June 23, 2016, the United Kingdom (UK) held a referendum in which voters approved an exit from the European Union (EU), commonly referred to as "Brexit." The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the UK formally initiates a withdrawal process. This will be either accompanied or followed by additional negotiations between the EU and the UK concerning the future relations between the parties. Nevertheless, the referendum has created significant uncertainty about the future relationship between the UK and the EU. It is possible that the level of economic activity in this region will be adversely impacted and that there will be increased regulatory and legal complexities, including those relating to tax, trade, security, and employees. Such changes could be costly and potentially disruptive to our operations and business relationships in these markets. In addition, Brexit could lead to economic uncertainty, including significant volatility in global stock markets and currency exchange rates, that may adversely impact our business. While we have adopted certain financial measures to reduce the risks of doing business internationally, we cannot ensure that such measures will be adequate to allow us to operate without disruption or adverse impact to our business and financial results in the affected regions.

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

Strategic transactions, including our acquisition of Cyan completed in fiscal 2015 and our acquisition of the HSPC assets from TeraXion in fiscal 2016, can involve numerous additional risks, including:

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

As of July 31, 2016, our balance sheet includes $267.3 million of goodwill. This amount represents the remaining excess of the total purchase price of our acquisitions of Cyan and the HSPC assets from TeraXion over the fair value of the net assets acquired. Ciena tests each reporting unit for impairment of goodwill on an annual basis, and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. As of July 31, 2016, our balance sheet also includes $488.6 million in long-lived assets, which includes $165.2 million of intangible assets. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These assumptions are used to forecast future, undiscounted cash flows upon which our estimates are based. Periods of significant uncertainty or instability of macroeconomic conditions can make forecasting future business difficult. If actual market conditions differ or our forecasts change for our business or any particular operating segment, we may be required to reassess goodwill or long-lived assets and could record an impairment charge. Any impairment charge relating to goodwill or long-lived assets would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

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

Ciena Corporation
Date:	September 7, 2016	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	September 7, 2016	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)