Form 10-Q
period 2017-04-30
CIENA CORP
filed 2017-06-07
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the
Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 2, 2017
common stock, $0.01 par value	141,831,617

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
Revenue:
Products	$584,630	$523,978	$1,091,623	$981,567
Services	122,392	116,739	236,896	232,265
Total revenue	707,022	640,717	1,328,519	1,213,832
Cost of goods sold:
Products	327,295	291,778	614,106	552,260
Services	61,487	65,846	122,388	127,029
Total cost of goods sold	388,782	357,624	736,494	679,289
Gross profit	318,240	283,093	592,025	534,543
Operating expenses:
Research and development	121,623	114,603	238,492	222,649
Selling and marketing	88,551	86,668	173,553	169,146
General and administrative	34,990	35,203	70,854	66,345
Amortization of intangible assets	10,980	15,566	25,531	32,428
Acquisition and integration costs	—	2,285	—	3,584
Restructuring costs	4,276	535	6,671	919
Total operating expenses	260,420	254,860	515,101	495,071
Income from operations	57,820	28,233	76,924	39,472
Interest and other income (loss), net	(2,918)	967	(2,548)	(7,809)
Interest expense	(13,308)	(12,608)	(28,511)	(25,318)
Income before income taxes	41,594	16,592	45,865	6,345
Provision for income taxes	3,568	2,595	3,978	3,894
Net income	$38,026	$13,997	$41,887	$2,451
Basic net income per common share	$0.27	$0.10	$0.30	$0.02
Diluted net income per potential common share	$0.25	$0.10	$0.29	$0.02
Weighted average basic common shares outstanding	141,743	137,950	141,223	137,313
Weighted average dilutive potential common shares outstanding	165,273	138,889	147,842	138,693

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Quarter Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
Net income	$38,026	$13,997	$41,887	$2,451
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(278)	234	(527)	256
Change in unrealized gain on foreign currency forward contracts, net of tax	(899)	3,984	526	1,464
Change in unrealized gain on forward starting interest rate swap, net of tax	405	423	4,897	94
Change in cumulative translation adjustments	(2,243)	7,516	(1,753)	4,693
Other comprehensive income	(3,015)	12,157	3,143	6,507
Total comprehensive income	$35,011	$26,154	$45,030	$8,958

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	April 30, 2017	October 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$628,623	$777,615
Short-term investments	274,779	275,248
Accounts receivable, net	564,856	576,235
Inventories	287,073	211,251
Prepaid expenses and other	186,919	172,843
Total current assets	1,942,250	2,013,192
Long-term investments	89,852	90,172
Equipment, building, furniture and fixtures, net	299,792	288,406
Goodwill	266,773	266,974
Other intangible assets, net	113,245	146,711
Other long-term assets	65,191	68,120
Total assets	$2,777,103	$2,873,575
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$249,556	$235,942
Accrued liabilities and other short-term obligations	262,482	310,353
Deferred revenue	105,514	109,009
Current portion of long-term debt	189,221	236,241
Total current liabilities	806,773	891,545
Long-term deferred revenue	81,349	73,854
Other long-term obligations	113,254	124,394
Long-term debt, net	929,182	1,017,441
Total liabilities	$1,930,558	$2,107,234
Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 141,768,448 and 139,767,627 shares issued and outstanding	1,418	1,398
Additional paid-in capital	6,750,632	6,715,478
Accumulated other comprehensive loss	(21,186)	(24,329)
Accumulated deficit	(5,884,319)	(5,926,206)
Total stockholders’ equity	846,545	766,341
Total liabilities and stockholders’ equity	$2,777,103	$2,873,575

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended April 30,
	2017	2016
Cash flows provided by operating activities:
Net income	$41,887	$2,451
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	35,548	30,237
Share-based compensation costs	24,830	29,210
Amortization of intangible assets	33,466	40,488
Provision for inventory excess and obsolescence	19,623	20,104
Provision for warranty	2,347	9,563
Other	10,416	8,578
Changes in assets and liabilities:
Accounts receivable	9,381	(4,865)
Inventories	(95,554)	(19,022)
Prepaid expenses and other	(15,054)	(7,670)
Accounts payable, accruals and other obligations	(24,974)	(29,400)
Deferred revenue	3,832	(3,992)
Net cash provided by operating activities	45,748	75,682
Cash flows used in investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(60,328)	(53,050)
Purchase of available for sale securities	(179,833)	(199,994)
Proceeds from maturities of available for sale securities	180,000	110,000
Settlement of foreign currency forward contracts, net	(2,965)	(4,834)
Acquisition of business, net of cash acquired	—	(32,000)
Net cash used in investing activities	(63,126)	(179,878)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of term loan, net	—	248,750
Payment of long-term debt	(47,296)	(15,264)
Payment for modification of term loans	(93,625)	—
Payment of debt issuance costs	—	(3,778)
Payment of capital lease obligations	(1,528)	(3,769)
Proceeds from issuance of common stock	10,345	9,968
Net cash provided by (used in) financing activities	(132,104)	235,907
Effect of exchange rate changes on cash and cash equivalents	490	(649)
Net increase (decrease) in cash and cash equivalents	(148,992)	131,062
Cash and cash equivalents at beginning of period	777,615	790,971
Cash and cash equivalents at end of period	$628,623	$922,033
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$23,439	$20,432
Cash paid during the period for income taxes, net	$11,379	$6,991
Non-cash investing activities
Purchase of equipment in accounts payable	$3,818	$11,437
Equipment acquired under capital lease	$—	$3,012
Building subject to capital lease	$20,695	$8,993
Construction in progress subject to build-to-suit lease	$—	$21,606

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

Cash and Cash Equivalents

Ciena considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Any restricted cash collateralizing letters of credit is included in either other current assets or other long-term assets depending upon the duration of the restriction.

Investments

Ciena's investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Ciena recognizes losses in the income statement when it determines that a decline in the fair value of any investment below its cost basis is other-than-temporary. In determining whether a decline in fair value is other-than-temporary, Ciena considers various factors, including market price (when available), investment ratings, the financial condition and near-term prospects of the investee, the length of time and the extent to which the fair value has been less than Ciena's cost basis, and Ciena's intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. Ciena considers all marketable debt securities that it expects to convert to cash within one year or less to be short-term investments, with all others considered to be long-term investments.

Ciena has minority equity investments in privately held technology companies that are classified in other long-term assets. These investments are carried at cost because Ciena owns less than 20% of the voting equity and does not have the ability to exercise significant influence over the companies. Ciena monitors these investments for impairment and makes appropriate reductions to the carrying value when necessary. As of April 30, 2017, the combined carrying value of these investments was $6.0 million. Ciena has not estimated the fair value of these cost method investments because determining the fair value is not practicable. Ciena has not evaluated these investments for impairment as there have not been any events or changes in circumstances that Ciena believes would have had a significant adverse effect on the fair value of these investments.

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

Legal Costs

Ciena expenses legal costs associated with litigation as incurred.

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

Income Taxes

Ciena accounts for income taxes using an asset and liability approach. This approach recognizes deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases, and for operating loss and tax credit carryforwards. In estimating future tax consequences, Ciena considers all expected future events other than the enactment of changes in tax laws or rates. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. In addition, tax authorities periodically audit Ciena’s income tax returns. These audits examine significant tax filing positions, including the timing and amounts of deductions and the allocation of income tax expenses among tax jurisdictions. Ciena is currently under audit in India for 2012 through 2014 and in Canada for 2011 through 2013. Management does not expect the outcome of these audits to have a material adverse effect on Ciena’s consolidated financial position, results of operations or cash flows. Ciena’s major tax jurisdictions and the earliest open tax years are as follows: United States (2013), United Kingdom (2014), Canada (2011) India (2012) and Brazil (2012). Limited adjustments can be made to Federal U.S. tax returns in earlier years in order to reduce net operating loss carryforwards. Ciena classifies interest and penalties related to uncertain tax positions as a component of income tax expense.

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

Loss Contingencies

Ciena is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. Ciena considers the likelihood of loss or the incurrence of a liability, as well as Ciena's ability to estimate the amount of loss reasonably, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Ciena regularly evaluates current information available to it in order to determine whether any accruals should be adjusted and whether new accruals are required.

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

Newly Issued Accounting Standards - Effective

In April 2015, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. ASU 2015-03 is to be applied on a retrospective basis and represents a change in accounting principle. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, “Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” (“ASU 2015-15”), which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Ciena adopted these ASU's during the first quarter of fiscal 2017. The adoption of ASU 2015-03 resulted in the reclassification of unamortized debt issuance costs related to Ciena's convertible notes and term loans from other long-term assets to current portion of long-term debt and long-term debt, net in Ciena's Consolidated Balance sheets in the amount of $6.4 million at April 30, 2017 and $8.9 million at October 31, 2016. As permitted by ASU 2015-15, Ciena elected not to reclassify unamortized debt issuance costs associated with its ABL Credit Facility (described in Note 17 below) and continue to present such capitalized costs in other assets.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. ASU 2017-04 requires goodwill impairments to be measured on the basis of the fair value of the reporting unit relative to the reporting unit's carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. ASU 2017-04 is effective for annual and interim impairment tests for periods beginning after December 15, 2021. Early adoption is allowed for annual and interim impairment tests occurring after January 1, 2017. Ciena elected to adopt ASU 2017-04 during the first quarter of fiscal 2017.

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

In January 2017, the FASB issued ASU No. 2017-1, Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisition or disposal of assets or businesses. The amendments in this update provide a screen to determine when a set of assets is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. ASU 2017-01 is effective for Ciena beginning first quarter of fiscal 2018. Ciena will evaluate the effect of the update at the time of any future acquisition or disposal.

(3)	RESTRUCTURING COSTS
Ciena has undertaken a number of restructuring activities intended to reduce expense and better align its workforce and costs with market opportunities, product development and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the six months ended April 30, 2017 (in thousands):

	Workforce reduction		Consolidation of excess facilities		Total
Balance at October 31, 2016	$868		$1,970		$2,838
Additional liability recorded	2,369	(1)	4,302	(2)	6,671
Cash payments	(3,084)		(1,133)		(4,217)
Balance at April 30, 2017	$153		$5,139		$5,292
Current restructuring liabilities	$153		$4,928		$5,081
Non-current restructuring liabilities	$—		$211		$211

(1)
Reflects a global workforce reduction of approximately 50 employees during the first quarter of fiscal 2017 as part of a business optimization strategy to improve gross margin, constrain operating expense and redesign certain business processes and systems.

(2)
Reflects unfavorable lease commitments and relocation costs incurred during the second quarter of fiscal 2017 in connection with the facility transition from Ciena's existing research and development center located at Lab 10 on the former Nortel Carling Campus to a new campus facility in Ottawa, Canada.

The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the six months ended April 30, 2016 (in thousands):

	Workforce reduction	Consolidation of excess facilities	Total
Balance at October 31, 2015	$591	$688	$1,279
Additional liability recorded	929	—	929
Adjustment to previous estimates	—	(10)	(10)
Cash payments	(823)	(203)	(1,026)
Balance at April 30, 2016	$697	$475	$1,172
Current restructuring liabilities	$697	$309	$1,006
Non-current restructuring liabilities	$—	$166	$166

(4) INTEREST AND OTHER INCOME (LOSS), NET
The components of interest and other income (loss), net, are as follows (in thousands):

	Quarter Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
Interest income	$1,507	$982	$2,789	$1,668
Losses on non-hedge designated foreign currency forward contracts	(2,749)	(10,600)	(1,725)	(15,213)
Foreign currency exchange gain (loss)	1,292	10,506	(1,125)	6,130
Modification of term loan	(2,924)	—	(2,924)	—
Other	(44)	79	437	(394)
Interest and other income (loss), net	$(2,918)	$967	$(2,548)	$(7,809)
Ciena Corporation, as the U.S. parent entity, uses the U.S. Dollar as its functional currency; however, some of its foreign branch offices and subsidiaries use the local currency as their functional currency. During the first six months of fiscal 2017

Ciena recorded $1.1 million in foreign currency exchange rate losses, and during the first six months of fiscal 2016, Ciena recorded $6.1 million in foreign currency exchange rate gains as a result of monetary assets and liabilities that were transacted in a currency other than the entity's functional currency, and the re-measurement adjustments were recorded in interest and other income (loss), net on the Condensed Consolidated Statement of Operations. From time to time, Ciena uses foreign currency forwards to hedge these balance sheet exposures. These forwards are not designated as hedges for accounting purposes and any net gain or loss associated with these derivatives is reported in interest and other income (loss), net on the Condensed Consolidated Statement of Operations. During the first six months of fiscal 2017 and fiscal 2016, Ciena recorded losses of $1.7 million and $15.2 million, respectively, from non-hedge designated foreign currency forward contracts.

(5)	SHORT-TERM AND LONG-TERM INVESTMENTS

As of the dates indicated, investments are comprised of the following (in thousands):

	April 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$255,042	$—	(233)	$254,809
Included in long-term investments	89,987	—	(135)	89,852
	$345,029	$—	$(368)	$344,661

Commercial paper:
Included in short-term investments	$19,970	—	—	$19,970
	$19,970	$—	$—	$19,970

	October 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$260,125	$140	$(6)	$260,259
Included in long-term investments	90,145	57	(30)	90,172
	$350,270	$197	$(36)	$350,431

Commercial paper:
Included in short-term investments	$14,989	—	—	$14,989
	$14,989	$—	$—	$14,989

The following table summarizes the final legal maturities of debt investments at April 30, 2017 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$275,012	$274,779
Due in 1-2 years	89,987	89,852
	$364,999	$364,631

(6)	FAIR VALUE MEASUREMENTS

As of the date indicated, the following table summarizes the assets and liabilities that are recorded at fair value on a recurring basis (in thousands):

	April 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$474,476	$—	$—	$474,476
U.S. government obligations	—	344,661	—	344,661
Commercial paper	—	79,917	—	79,917
Foreign currency forward contracts	—	827	—	827
Total assets measured at fair value	$474,476	$425,405	$—	$899,881

Liabilities:
Foreign currency forward contracts	$—	$1,811	$—	$1,811
Forward starting interest rate swap	—	1,070	—	1,070
Total liabilities measured at fair value	$—	$2,881	$—	$2,881

	October 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$625,277	$—	$—	$625,277
U.S. government obligations	—	350,431	—	350,431
Commercial paper	—	69,959	—	69,959
Foreign currency forward contracts	—	175	—	175
Total assets measured at fair value	$625,277	$420,565	$—	$1,045,842

Liabilities:
Foreign currency forward contracts	$—	$1,396	$—	$1,396
Forward starting interest rate swap	—	5,967	—	5,967
Total liabilities measured at fair value	$—	$7,363	$—	$7,363

As of the date indicated, the assets and liabilities above are presented on Ciena’s Condensed Consolidated Balance Sheet as follows (in thousands):

	April 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$474,476	$59,947	$—	$534,423
Short-term investments	—	274,779	—	274,779
Prepaid expenses and other	—	827	—	827
Long-term investments	—	89,852	—	89,852
Total assets measured at fair value	$474,476	$425,405	$—	$899,881

Liabilities:
Accrued liabilities	$—	$1,811	$—	$1,811
Other long-term obligations	—	1,070	—	1,070
Total liabilities measured at fair value	$—	$2,881	$—	$2,881

	October 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$625,277	$54,970	$—	$680,247
Short-term investments	—	275,248	—	275,248
Prepaid expenses and other	—	175	—	175
Long-term investments	—	90,172	—	90,172
Total assets measured at fair value	$625,277	$420,565	$—	$1,045,842

Liabilities:
Accrued liabilities	$—	$1,396	$—	$1,396
Other long-term obligations	—	5,967	—	5,967
Total liabilities measured at fair value	$—	$7,363	$—	$7,363

Ciena did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

(7)	ACCOUNTS RECEIVABLE

As of April 30, 2017, no single customer accounted for greater than 10.0% of Ciena's net accounts receivable. As of October 31, 2016, one customer accounted for 10.4% of Ciena's net accounts receivable. Ciena has not historically experienced a significant amount of bad debt expense. The allowance for doubtful accounts was $4.5 million and $4.0 million as of April 30, 2017 and October 31, 2016, respectively.

(8)	INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	April 30, 2017	October 31, 2016
Raw materials	$43,905	$44,644
Work-in-process	12,859	12,852
Finished goods	204,376	156,402
Deferred cost of goods sold	85,164	59,856
	346,304	273,754
Provision for excess and obsolescence	(59,231)	(62,503)
	$287,073	$211,251

Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand and market conditions. During the first six months of fiscal 2017, Ciena recorded a provision for excess and obsolescence of $19.6 million, primarily related to a decrease in the forecasted demand for certain Networking Platforms products. Deductions from the provision for excess and obsolete inventory relate primarily to disposal activities.

(9)	PREPAID EXPENSES AND OTHER
As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	April 30, 2017	October 31, 2016
Prepaid VAT and other taxes	$86,572	$77,474
Product demonstration equipment, net	48,897	42,259
Deferred deployment expense	23,482	19,138
Prepaid expenses	23,996	25,659
Other non-trade receivables	3,145	4,398
Financing receivable	—	3,740
Derivative assets	827	175
	$186,919	$172,843

Depreciation of product demonstration equipment was $4.9 million and $5.2 million for the first six months of fiscal 2017 and 2016, respectively.

(10)	EQUIPMENT, BUILDING, FURNITURE AND FIXTURES
As of the dates indicated, equipment, building, furniture and fixtures are comprised of the following (in thousands):

	April 30, 2017	October 31, 2016
Equipment, furniture and fixtures	$468,630	$451,029
Building subject to capital lease	42,347	22,529
Construction in progress subject to build-to-suit lease	33,157	57,602
Leasehold improvements	78,136	60,011
	622,270	591,171
Accumulated depreciation and amortization	(322,478)	(302,765)
	$299,792	$288,406

Ciena capitalizes construction in progress and records a corresponding long-term liability for build-to-suit lease agreements where Ciena is considered the owner, for accounting purposes, during the construction period. On April 15, 2015, Ciena entered into a build-to-suit lease arrangement pursuant to which the landlord will construct, and Ciena will subsequently lease, two new office buildings at its new Ottawa, Canada campus. The landlord will construct the buildings and contribute up to a maximum of CAD$290.00 per rentable square foot in total construction costs plus certain allowances for tenant improvements, and Ciena will be responsible for any additional construction costs. As of the first day of Ciena's second quarter of fiscal 2017, occupancy of one of the office buildings was complete, and, as such, Ciena recorded a capital lease of $20.7 million for this building which will be depreciated over the lease term. This occupancy also reduced the build-to-suit construction in progress asset and the corresponding long-term liability. As of April 30, 2017, total costs remaining under this build-to-suit arrangement were $33.2 million. The remaining build-to-suit arrangement is expected to qualify as a capital lease. As a result, the facilities will be depreciated over the shorter of their useful lives or the lease term.

The total of the depreciation of equipment, furniture and fixtures and the amortization of leasehold improvements was $30.6 million and $24.8 million for the first six months of fiscal 2017 and 2016, respectively.

(11)	OTHER INTANGIBLE ASSETS
As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	April 30, 2017			October 31, 2016
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Developed technology	$347,727	$(267,663)	$80,064	$347,727	$(248,128)	$99,599
In-process research and development	4,200	—	4,200	4,200	—	4,200
Patents and licenses	7,165	(6,410)	755	7,165	(6,285)	880
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	358,648	(330,422)	28,226	358,647	(316,615)	42,032
Total other intangible assets	$717,740	$(604,495)	$113,245	$717,739	$(571,028)	$146,711

The aggregate amortization expense of intangible assets was $33.5 million and $40.5 million for the first six months of fiscal 2017 and 2016, respectively. Expected future amortization of intangible assets for the fiscal years indicated is as follows (in thousands):

Period ended October 31,
2017 (remaining six months)	$11,895
2018	22,680
2019	22,133
2020	21,106
2021	18,172
Thereafter	13,059
	$109,045	(1)

(1) Does not include amortization of in-process research and development, as estimation of the timing of future amortization expense would be impractical.

(12)	GOODWILL

The following table presents the goodwill allocated to Ciena's applicable reportable segments as of the dates indicated (in thousands):

	Balance at October 31, 2016	Acquisitions	Impairments	Translation	Balance at April 30, 2017
Software and Software-Related Services	$201,428	$—	$—	$—	$201,428
Networking Platforms	65,546	—	—	(201)	65,345
Total	$266,974	$—	$—	$(201)	$266,773

(13)	OTHER BALANCE SHEET DETAILS
As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	April 30, 2017	October 31, 2016
Maintenance spares, net	$48,447	$49,535
Deferred debt issuance costs, net (1)	1,202	1,363
Financing receivable	—	1,870
Other	15,542	15,352
	$65,191	$68,120

(1) As described in Note 2 above, in connection with Ciena's adoption of ASU 2015-03 effective January 31, 2017, deferred debt issuance costs associated with its convertible notes and term loans were retrospectively reclassified from other long-term assets to current portion of long-term debt and long-term debt, net on the Condensed Consolidated Balance Sheets. The deferred debt issuance costs reflected relate to Ciena's ABL Credit Facility (described in Note 17 below). The amortization of deferred debt issuance costs for Ciena's ABL Credit Facility is included in interest expense, and was $0.2 million and $0.3 million during the first six months of fiscal 2017 and 2016, respectively.
As of the dates indicated, accrued liabilities and other short-term obligations are comprised of the following (in thousands):

	April 30, 2017	October 31, 2016
Compensation, payroll related tax and benefits	$71,567	$106,687
Warranty	46,025	52,324
Vacation	40,317	36,112
Capital lease obligations	2,716	2,321
Interest payable	4,312	4,649
Other	97,545	108,260
	$262,482	$310,353

The following table summarizes the activity in Ciena’s accrued warranty for the fiscal periods indicated (in thousands):

Six months ended	Beginning			Ending
April 30,	Balance	Provisions	Settlements	Balance
2016	$56,654	9,563	(10,196)	$56,021
2017	$52,324	2,347	(8,646)	$46,025

The decrease in warranty provisions during fiscal 2017 was primarily due to lower failure rates and reduced costs due to efficiencies.
As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	April 30, 2017	October 31, 2016
Products	$49,909	$45,216
Services	136,954	137,647
	186,863	182,863
Less current portion	(105,514)	(109,009)
Long-term deferred revenue	$81,349	$73,854

As of the dates indicated, other long-term obligations are comprised of the following (in thousands):

	April 30, 2017	October 31, 2016
Construction liability	$33,157	$57,602
Capital lease obligations	42,197	24,298
Income tax liability	14,001	14,122
Deferred tenant allowance	8,663	9,164
Straight-line rent	7,277	6,406
Forward starting interest rate swap	1,070	5,967
Other	6,889	6,835
	$113,254	$124,394

Ciena capitalizes construction in progress and records a corresponding long-term liability for build-to-suit lease agreements where Ciena is considered the owner during the construction period for accounting purposes. As of the first day of Ciena's second quarter of fiscal 2017, occupancy of one office building was complete, and, as such, Ciena recorded a capital lease for this building which will be depreciated over the lease term. This occupancy also reduced the build-to-suit construction in progress asset and the corresponding long-term liability. See Note 10 for more details regarding this arrangement.

The following is a schedule by fiscal year of future minimum lease payments under capital leases and the present value of minimum lease payments as of April 30, 2017 (in thousands):

Period ended October 31,
2017 (remaining six months)	$2,966
2018	5,796
2019	5,378
2020	4,399
2021	4,292
Thereafter	51,284
Net minimum capital lease payments	74,115
Less: Amount representing interest	(29,202)
Present value of minimum lease payments	44,913
Less: Current portion of present value of minimum lease payments	(2,716)
Long-term portion of present value of minimum lease payments	$42,197

(14)	DERIVATIVE INSTRUMENTS

Foreign Currency Derivatives

As of April 30, 2017 and October 31, 2016, Ciena had forward contracts in place to reduce the variability in its Canadian Dollar and Indian Rupee denominated expense, which principally related to its research and development activities. The notional amount of these contracts was approximately $55.7 million and $107.6 million as of April 30, 2017 and October 31, 2016, respectively. These foreign exchange contracts have maturities of 12 months or less and have been designated as cash flow hedges.

During the first six months of fiscal 2017 and fiscal 2016, in order to hedge certain balance sheet exposures, Ciena entered into forward contracts to mitigate risk due to volatility in the Brazilian Real, Canadian Dollar and Mexican Peso. The notional amount of these contracts was approximately $62.0 million and $59.6 million as of April 30, 2017 and October 31, 2016, respectively. These foreign exchange contracts have maturities of 12 months or less and have not been designated as hedges for accounting purposes.

Interest Rate Derivatives

Ciena is exposed to floating rates of LIBOR interest on its term loan borrowings (see Note 16 below) and has hedged such risk by entering into floating to fixed interest rate swap arrangements ("interest rate swaps"). During the second quarter of fiscal 2017, Ciena refinanced its existing 2019 and 2021 Term Loans into a new 2022 Term Loan, thereby reducing the aggregate outstanding principal to $400 million and extending the maturity to January 2022 (see Note 16 below). In order to align its interest rate hedges to the reduced 2022 Term Loan principal value and later maturity date, Ciena also reduced the total outstanding value of its interest rate swaps, as described below, and entered into new forward starting interest rate swaps in January 2017 and February 2017, respectively. The interest rate swaps, as adjusted, fix 98%, 82% and 77% of the principal value of the 2022 Term Loan from February 2017 through July 2018, July 2018 through June 2020, and June 2020 through January 2021, respectively. The fixed rate on the amounts hedged during these periods will be 4.25%, 4.25% and 4.51%, respectively. The total notional amount of these interest rate swaps in effect as of April 30, 2017 was $391.6 million.

During fiscal 2014, Ciena entered into interest rate swaps that fixed the interest rate under the 2019 Term Loan (as defined in Note 16) at 5.004% for the period commencing on July 20, 2015 through July 19, 2018. The total notional amount of these derivatives as of October 31, 2016 was $244.4 million. In May 2016, Ciena entered into interest rate swaps that fixed the total interest rate under the 2021 Term Loan (as defined in Note 16) at 4.62% to 4.87%, depending on the applicable margin, for the period commencing on June 20, 2016 through June 22, 2020. The total notional amount of these derivatives as of October 31, 2016 was $248.8 million.

Ciena expects the variable rate payments to be received under the terms of the interest rate swaps to exactly offset the forecasted variable rate payments on the equivalent notional amounts of the term loans. These derivative contracts have been designated as cash flow hedges.

Other information regarding Ciena's derivatives is immaterial for separate financial statement presentation. See Note 4 and Note 6 above.

(15) ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income ("AOCI") for the six months ended April 30, 2017:

	Unrealized	Unrealized	Unrealized	Cumulative
	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on Forward	Foreign Currency
	Marketable Securities	Foreign Currency Contracts	Starting Interest Rate Swap	Translation Adjustment	Total
Balance at October 31, 2016	$139	$(1,091)	$(5,967)	$(17,410)	$(24,329)
Other comprehensive income (loss) before reclassifications	(527)	4,897	(815)	(1,753)	1,802
Amounts reclassified from AOCI	—	—	1,341	—	1,341
Balance at April 30, 2017	$(388)	$3,806	$(5,441)	$(19,163)	$(21,186)

The following table summarizes the changes in AOCI for the six months ended April 30, 2016:

	Unrealized	Unrealized	Unrealized	Cumulative
	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on Forward	Foreign Currency
	Marketable Securities	Foreign Currency Contracts	Starting Interest Rate Swap	Translation Adjustment	Total
Balance at October 31, 2015	$(78)	$(268)	$(5,522)	$(16,258)	$(22,126)
Other comprehensive income (loss) before reclassifications	256	760	(1,478)	4,693	4,231
Amounts reclassified from AOCI	—	704	1,572	—	2,276
Balance at April 30, 2016	$178	$1,196	$(5,428)	$(11,565)	$(15,619)

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

(16)	SHORT-TERM AND LONG-TERM DEBT

Outstanding Term Loan Payable

The net carrying amount of Ciena's term loans were comprised of the following for the fiscal periods indicated (in thousands):

	April 30, 2017	October 31, 2016
Term Loan Payable due July 15, 2019	$—	$241,359
Term Loan Payable due April 25, 2021	—	244,944
Term Loan Payable due January 30, 2022	393,377	—
	$393,377	$486,303

The term loan balances in the table above reflect Ciena's adoption of ASU 2015-03, as described in Note 2 above. Deferred debt issuance costs that were deducted from the carrying amounts of the term loans totaled $3.5 million at April 30, 2017 and $4.9 million at October 31, 2016. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate method, through the maturity of the term loans. The amortization of deferred debt issuance costs for these term loans are included in interest expense, and was $0.5 million and $0.4 million during the first six months of fiscal 2017 and 2016, respectively. The carrying amounts of the term loans listed above are also net of any unamortized discounts.

2022 Term Loan

On January 30, 2017, Ciena, as borrower, and Ciena Communications, Inc. and Ciena Government Solutions, Inc., as guarantors, entered into an Omnibus Refinancing Amendment to the Credit Agreement, Security Agreement and Pledge Agreement with the lenders party thereto and the administrative agent (the “Refinancing Agreement”), pursuant to which Ciena refinanced its existing 2019 Term Loan and 2021 Term Loan (as described under "Prior Term Loans" below) into a single term loan with an aggregate principal amount of $400 million maturing on January 30, 2022 (the “2022 Term Loan”). In connection with the transaction, Ciena received a loan in the amount of $399.5 million, net of original discount, from the 2022 Term Loan and repaid $493.1 million of outstanding principal under the 2019 Term Loan and 2021 Term Loan. The 2022 Term Loan requires Ciena to make installment payments of approximately $1 million on a quarterly basis. This arrangement was accounted for as a modification of debt and, as such, $2.9 million of debt issuance costs associated with the 2022 Term Loan were expensed and the aggregate balance of $3.5 million of debt issuance costs and approximately $1.7 million of original discount from the 2019 Term Loan and the 2021 Term Loan, and approximately $0.5 million of original discount from the 2022 Term Loan, are included in the carrying value of the 2022 Term Loan. See table below.

The Refinancing Agreement amends the Term Loan Credit Agreement (as defined below) and provides that the 2022 Term Loan will, among other things:

•	be subject to mandatory prepayment on the same basis as under the Term Loan Credit Agreement;

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

The principal balance, unamortized discount, deferred debt issuance costs and net carrying value of the liability components of our 2022 Term Loan were as follows as of April 30, 2017 (in thousands):

	Principal Balance	Unamortized Discount	Deferred Debt Issuance Costs	Net Carrying Amount
Term Loan Payable due January 30, 2022	$399,000	$(2,153)	$(3,470)	$393,377

The following table sets forth the carrying value and the estimated fair values of Ciena's term loan (in thousands):

	April 30, 2017
	Carrying Value	Fair Value(2)
Term Loan Payable due January 30, 2022(1)	$393,377	$401,494

(1)	Includes unamortized debt discount and debt issuance costs.

(2)
Ciena's term loan is categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its term loan using a market approach based upon observable inputs, such as current market transactions involving comparable securities.

Prior Term Loans

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

Outstanding Convertible Notes Payable

The net carrying amount of Ciena's outstanding convertible notes payable was comprised of the following for the fiscal periods indicated (in thousands):

	April 30, 2017	October 31, 2016
0.875% Convertible Senior Notes due June 15, 2017	$185,221	$231,240
3.75% Convertible Senior Notes due October 15, 2018	348,248	347,630
4.0% Convertible Senior Notes due December 15, 2020	191,557	188,509
	$725,026	$767,379

The convertible notes payable balances in the table above reflects Ciena's adoption of ASU 2015-03, as described in Note 2 above. Deferred debt issuance costs that were deducted from the carrying amounts of the convertible notes payable totaled $2.9 million at April 30, 2017 and $3.9 million at October 31, 2016. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate method, through the maturity of the convertible notes payable. The amortization of deferred debt issuance costs is included in interest expense, and was $1.0 million and $1.4 million during the first six months of fiscal 2017 and 2016, respectively. The carrying amounts of the convertible notes payable listed above are also net of any unamortized discounts.

The principal balance, unamortized discount, deferred debt issuance costs and net carrying value of the liability and equity components of our Ciena's outstanding issues of convertible notes were as follows as of April 30, 2017 (in thousands):

	Liability Component				Equity Component
	Principal Balance	Unamortized Discount	Deferred Debt Issuance Costs	Net Carrying Amount	Net Carrying Amount
0.875% Convertible Senior Notes due June 15, 2017	$185,258	$—	$(37)	$185,221	$—
3.75% Convertible Senior Notes due October 15, 2018	$350,000	$—	$(1,752)	$348,248	$—
4.0% Convertible Senior Notes due December 15, 2020	$203,093	$(10,428)	$(1,108)	$191,557	$43,131

The following table sets forth, in thousands, the carrying value and the estimated fair value of Ciena’s outstanding issues of convertible notes as of April 30, 2017:

	April 30, 2017
	Carrying Value (1)	Fair Value(2)
0.875% Convertible Senior Notes due June 15, 2017	$185,221	$185,085
3.75% Convertible Senior Notes due October 15, 2018	348,248	449,313
4.0% Convertible Senior Notes due December 15, 2020	191,557	254,925
	$725,026	$889,323

(1)	Includes unamortized debt discount, accretion of principal and debt issuance costs.

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

As of April 30, 2017, letters of credit totaling $72.4 million were collateralized by the ABL Credit Facility. There were no borrowings outstanding under the ABL Credit Facility as of April 30, 2017.

(18)	EARNINGS PER SHARE CALCULATION
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

	Quarter Ended April 30,		Six Months Ended April 30,
Numerator	2017	2016	2017	2016
Net income	$38,026	$13,997	$41,887	$2,451
Add: Interest expense associated with 0.875% Convertible Senior Notes due 2017	495	—	1,097	—
Add: Interest expense associated with 3.75% convertible senior notes due 2018	3,588	—	—	—
Net income used to calculate Diluted EPS	$42,109	$13,997	$42,984	$2,451

	Quarter Ended April 30,		Six Months Ended April 30,
Denominator	2017	2016	2017	2016
Basic weighted average shares outstanding	141,743	137,950	141,223	137,313
Add: Shares underlying outstanding stock options and restricted stock units and issuable under employee stock purchase plan	1,317	939	1,409	1,380
Add: Shares underlying 0.875% Convertible Senior Notes due 2017	4,857	—	5,210	—
Add: Shares underlying 3.75% convertible senior notes due 2018	17,356	—	—	—
Dilutive weighted average shares outstanding	165,273	138,889	147,842	138,693

	Quarter Ended April 30,		Six Months Ended April 30,
EPS	2017	2016	2017	2016
Basic EPS	$0.27	$0.10	$0.30	$0.02
Diluted EPS	$0.25	$0.10	$0.29	$0.02

The following table summarizes the weighted average shares excluded from the calculation of the denominator for Diluted EPS due to their anti-dilutive effect for the periods indicated (in thousands):

	Quarter Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
Shares underlying stock options and restricted stock units	725	2,439	1,141	2,092
0.875% Convertible Senior Notes due June 15, 2017	—	12,583	—	12,748
3.75% Convertible Senior Notes due October 15, 2018	—	17,356	17,356	17,356
4.0% Convertible Senior Notes due December 15, 2020	9,198	9,198	9,198	9,198
Total shares excluded due to anti-dilutive effect	9,923	41,576	27,695	41,394

(19)	SHARE-BASED COMPENSATION EXPENSE
Ciena has outstanding equity awards issued under its 2008 Omnibus Incentive Plan (the "2008 Plan"), certain legacy equity plans, equity plans assumed as a result of previous acquisitions, and its 2017 Omnibus Incentive Plan (the "2017 Plan"), which was approved by Ciena's stockholders on March 23, 2017. All equity awards granted on or after March 23, 2017 are made exclusively from the 2017 Plan. Ciena also makes shares of its common stock available for purchase under its Amended and Restated 2003 Employee Stock Purchase Plan (the "ESPP"). Each of the 2017 Plan and the ESPP are described below.
2017 Plan
The 2017 Plan has a ten year term and authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors and consultants of Ciena. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2017 Plan, including the number of shares, vesting conditions, and the required service or performance criteria. Options and SARs have a maximum term of ten years, and their exercise price may not be less than 100% of fair market value on the date of grant. Repricing of stock options and SARs is prohibited without stockholder approval. Certain change in control transactions may cause awards granted under the 2017 Plan to vest, unless the awards are continued or substituted for in connection with the transaction.
The 2017 Plan authorizes and reserves 8.9 million shares for issuance. In addition, any shares that remained available for issuance under the 2008 Plan as of March 23, 2017 were added to the 2017 Plan and are available for issuance thereunder. The number of shares available under the 2017 Plan will also be increased from time to time by: (i) the number of shares subject to outstanding awards granted under Ciena's prior equity compensation plans that are forfeited, expire or are canceled without delivery of common stock following the effective date of the 2017 Plan, and (ii) the number of shares subject to awards assumed or substituted in connection with the acquisition of another company. As of April 30, 2017, approximately 10.5 million shares remained available for issuance under the 2017 Plan.
     Stock Options

Ciena did not grant any stock options during the first six months of fiscal 2017 or fiscal 2016. Outstanding stock option awards granted to employees in prior periods or assumed as a result of acquisitions are generally subject to service-based vesting conditions and vest incrementally over a four-year period. The following table is a summary of Ciena’s stock option activity for the period indicated (shares in thousands):

	Shares Underlying Options Outstanding	Weighted Average Exercise Price
Balance at October 31, 2016	1,387	$26.90
Exercised	(167)	—
Canceled	(225)	—
Balance at April 30, 2017	995	$29.55

The total intrinsic value of options exercised during the first six months of fiscal 2017 and fiscal 2016 was $2.4 million and $2.5 million, respectively.
The following table summarizes information with respect to stock options outstanding at April 30, 2017, based on Ciena’s closing stock price on the last trading day of Ciena’s second fiscal quarter of 2017 (shares and intrinsic value in thousands):

			Options Outstanding at				Vested Options at
			April 30, 2017				April 30, 2017
			Number	Weighted Average Remaining	Weighted		Number	Weighted Average Remaining	Weighted
Range of			of	Contractual	Average	Aggregate	of	Contractual	Average	Aggregate
Exercise			Underlying	Life	Exercise	Intrinsic	Underlying	Life	Exercise	Intrinsic
Price			Shares	(Years)	Price	Value	Shares	(Years)	Price	Value
$1.88	—	$10.18	83	2.67	$8.16	$1,229	82	2.61	$8.14	$1,216
$11.34	—	$17.24	207	4.91	13.42	1,964	198	4.80	13.34	1,893
$17.50	—	$30.46	145	1.97	25.66	167	135	1.55	26.20	121
$31.93	—	$37.10	323	1.85	35.19	—	323	1.85	35.19	—
$37.82	—	$55.63	237	4.07	45.89	—	231	4.02	45.91	—
$1.88	—	$55.63	995	3.10	$29.55	$3,360	969	2.99	$29.73	$3,230

     Assumptions for Option-Based Awards
Ciena recognizes the fair value of service-based options as share-based compensation expense on a straight-line basis over the requisite service period.
     Restricted Stock Units
A restricted stock unit is a stock award that entitles the holder to receive shares of Ciena common stock as the unit vests. Ciena's outstanding restricted stock unit awards are subject to service-based vesting conditions and/or performance-based vesting conditions. Awards subject to service-based conditions typically vest in increments over a three or four-year period. However, the 2017 Plan permits Ciena to grant service-based stock awards with a minimum one-year vesting period. Awards with performance-based vesting conditions require the achievement of certain operational, financial or other performance criteria or targets as a condition of vesting, or the acceleration of vesting, of such awards. Ciena recognizes the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based compensation expense over the performance period, using graded vesting, which considers each performance period or tranche separately, based upon Ciena's determination of whether it is probable that the performance targets will be achieved. At the end of each reporting period, Ciena reassesses the probability of achieving the performance targets and the performance period required to meet those targets.
The following table is a summary of Ciena's restricted stock unit activity for the period indicated, with the aggregate fair value of the balance outstanding at the end of each period, based on Ciena's closing stock price on the last trading day of the relevant period (shares and aggregate fair value in thousands):

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Fair Value
Balance at October 31, 2016	4,280	$19.96	$83,511
Granted	2,092
Vested	(1,306)
Canceled or forfeited	(433)
Balance at April 30, 2017	4,633	$21.22	$106,143

The total fair value of restricted stock units that vested and were converted into common stock during the first six months of fiscal 2017 and fiscal 2016 was $31.9 million and $33.0 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena during the first six months of fiscal 2017 and fiscal 2016 was $23.22 and $19.73 respectively.

     Assumptions for Restricted Stock Unit Awards

The fair value of each restricted stock unit award is based on the closing price on the date of grant. Share-based expense for service-based restricted stock unit awards is recognized, net of estimated forfeitures, ratably over the vesting period on a straight-line basis.
Share-based expense for performance-based restricted stock unit awards, net of estimated forfeitures, is recognized ratably over the performance period based upon Ciena's determination of whether it is probable that the performance targets will be achieved. At the end of each reporting period, Ciena reassesses the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved involves judgment, and the estimate of expense is revised periodically based on the probability of achieving the performance targets. Revisions are reflected in the period in which the estimate is changed. If any performance goals are not met, no compensation cost is ultimately recognized against that goal, and to the extent previously recognized, compensation expense is reversed.
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
During the first six months of fiscal 2017, Ciena issued 0.5 million shares under the ESPP. At April 30, 2017, 5.9 million shares remained available for issuance under the ESPP.

Share-Based Compensation Expense for Periods Reported

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
Product costs	$708	$629	$1,269	$1,200
Service costs	679	693	1,307	1,285
Share-based compensation expense included in cost of sales	1,387	1,322	2,576	2,485
Research and development	3,653	3,791	6,862	7,219
Sales and marketing	3,513	3,923	6,386	8,658
General and administrative	3,417	4,968	8,870	10,097
Acquisition and integration costs	—	697	—	714
Share-based compensation expense included in operating expense	10,583	13,379	22,118	26,688
Share-based compensation expense capitalized in inventory, net	35	32	136	37
Total share-based compensation	$12,005	$14,733	$24,830	$29,210

As of April 30, 2017, total unrecognized share-based compensation expense was approximately $84.6 million: (i) $0.3 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 1.2 years; and (ii) $84.3 million,which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.5 years.

(20)	SEGMENTS AND ENTITY WIDE DISCLOSURES
Segment Reporting
Ciena’s internal organizational structure and the management of its business are grouped into the following operating segments:

•	Networking Platforms reflects sales of Ciena’s Converged Packet Optical, Packet Networking and Optical Transport product lines.

◦
Converged Packet Optical — includes the 6500 Packet-Optical Platform and the 5430 Reconfigurable Switching System, which feature Ciena's WaveLogic coherent optical processors. Products also include the Waveserver stackable interconnect system, the family of CoreDirector® Multiservice Optical Switches and the OTN configuration for the 5410 Reconfigurable Switching System. This product line also includes sales of the Z-Series Packet-Optical Platform.

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

◦
This segment includes Ciena’s Blue Planet network virtualization, service orchestration and network management software platform. Ciena's Blue Planet platform includes multi-domain service orchestration (MDSO), network function virtualization (NFV), management and orchestration (NFV MANO), and Ciena's manage, control and plan (MCP) solution, SDN Multilayer Controller and V-WAN application.

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

Ciena's long-lived assets, including equipment, building, furniture and fixtures, finite-lived intangible assets and maintenance spares, are not reviewed by the chief operating decision maker for purposes of evaluating performance and allocating resources. As of April 30, 2017, equipment, building, furniture and fixtures, net totaled $299.8 million primarily supporting asset groups within Ciena's Networking Platforms and Software and Software-Related Services segments and supporting Ciena's unallocated selling and general and administrative activities. As of April 30, 2017, $43.1 million of Ciena's intangible assets, net were assigned to asset groups within Ciena's Networking Platforms segment and $70.1 million of Ciena's intangible assets, net were assigned to asset groups within Ciena's Software and Software-Related Services segment. As of April 30, 2017, all of the maintenance spares, net, totaling $48.4 million, were assigned to asset groups within Ciena's Global Services segment.

Segment Revenue

The table below (in thousands) sets forth Ciena’s segment revenue for the respective periods:

	Quarter Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
Revenue:
Networking Platforms
Converged Packet Optical	$502,131	$435,173	$914,783	$824,341
Packet Networking	66,326	68,582	138,520	116,779
Optical Transport	3,030	8,451	8,128	20,596
Total Networking Platforms	571,487	512,206	1,061,431	961,716

Software and Software-Related Services
Software Platforms	13,143	11,772	30,192	19,851
Software-Related Services	24,573	18,701	46,904	36,048
Total Software and Software-Related Services	37,716	30,473	77,096	55,899

Global Services
Maintenance Support and Training	58,241	57,069	113,231	113,127
Installation and Deployment	28,695	30,232	56,614	61,072
Consulting and Network Design	10,883	10,737	20,147	22,018
Total Global Services	97,819	98,038	189,992	196,217

Consolidated revenue	$707,022	$640,717	$1,328,519	$1,213,832

Segment Profit (Loss)
Segment profit (loss) is determined based on internal performance measures used by the chief executive officer to assess the performance of each operating segment in a given period. In connection with that assessment, the chief executive officer excludes the following items: selling and marketing costs; general and administrative costs; amortization of intangible assets; acquisition and integration costs; restructuring costs; interest and other income (loss), net; interest expense; and provisions for income taxes.
The table below (in thousands) sets forth Ciena’s segment profit (loss) and the reconciliation to consolidated net income (loss) during the respective periods indicated:

	Quarter Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
Segment profit (loss):
Networking Platforms	$150,464	$132,606	$264,210	$239,588
Software and Software-Related Services	4,551	192	12,252	(3,382)
Global Services	41,602	35,692	77,071	75,688
Total segment profit	196,617	168,490	353,533	311,894
Less: Non-performance operating expenses
Selling and marketing	88,551	86,668	173,553	169,146
General and administrative	34,990	35,203	70,854	66,345
Amortization of intangible assets	10,980	15,566	25,531	32,428
Acquisition and integration costs	—	2,285	—	3,584
Restructuring costs	4,276	535	6,671	919
Add: Other non-performance financial items
Interest expense and other income (loss), net	(16,226)	(11,641)	(31,059)	(33,127)
Less: Provision for income taxes	3,568	2,595	3,978	3,894
Consolidated net income	$38,026	$13,997	$41,887	$2,451

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

	Quarter Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
North America	$424,373	$395,505	$830,301	$788,209
EMEA	105,776	96,175	197,319	176,897
CALA	33,971	57,896	69,117	101,706
APAC	142,902	91,141	231,782	147,020
Total	$707,022	$640,717	$1,328,519	$1,213,832

North America includes $392.0 million and $367.1 million of United States revenue for fiscal quarters ended April 30, 2017 and 2016, respectively. For the six months ended April 30, 2017 and 2016, United States revenue was $771.7 million and $732.3 million, respectively. No other country accounted for 10% or more of total revenue for the periods presented above.
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

	April 30, 2017	October 31, 2016
United States	$99,694	$103,018
Canada	188,804	173,885
Other International	11,294	11,503
Total	$299,792	$288,406

For the periods below, one customer accounted for at least 10% of Ciena’s revenue, as follows (in thousands):

	Quarter Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
AT&T	$107,532	$116,014	$203,969	$242,614

AT&T purchased products and services from each of Ciena's operating segments.

(21)	COMMITMENTS AND CONTINGENCIES

Foreign Tax Contingencies

Ciena is subject to various tax liabilities arising in the ordinary course of business. Ciena does not expect that the ultimate settlement of these liabilities will have a material effect on its results of operations, financial position or cash flows.

Litigation

From May 15 through June 3, 2015, five separate putative class action lawsuits in connection with Ciena’s then-pending acquisition of Cyan, Inc. (“Cyan”) were filed in the Court of Chancery of the State of Delaware. On June 23, 2015, each of these lawsuits was consolidated into a single case captioned In Re Cyan, Inc. Shareholder Litigation, Consol. C.A. No. 11027-CB. On July 9, 2015, the plaintiffs filed a verified amended class action complaint, which named as defendants Ciena, a Ciena subsidiary created solely for the purpose of effecting the acquisition (“Merger Sub”), and the members of Cyan’s board of directors. On August 5, 2015, the defendants filed motions to dismiss the amended complaint. On October 1, 2015, the plaintiffs filed a second amended complaint which named as defendants the members of Cyan’s board of directors. Cyan,

Ciena, and Merger Sub were not named as defendants. On July 15, 2016, the plaintiffs filed a third amended complaint, which generally alleges that the Cyan board members breached their fiduciary duties by engaging in a conflicted and unfair sales process, failing to maximize stockholder value in the acquisition, taking steps to preclude competitive bidding, and failing to disclose material information necessary for stockholders to make an informed decision regarding the acquisition. The third amended complaint seeks (i) a declaration that the plaintiffs are entitled to a quasi-appraisal remedy, (ii) rescissory damages, (iii) recovery through an accounting of all damages caused as a result of the alleged breaches of fiduciary duties, (iv) compensatory damages, and (v) costs including attorneys’ fees and experts’ fees. On August 5, 2016, the defendants filed a motion to dismiss the third amended complaint. On May 11, 2017, the Court of Chancery granted the defendants' motion to dismiss the third amended complaint with prejudice.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains statements that discuss future events or expectations, projections of results of operations or financial condition, changes in the markets for our products and services, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” "projects," "targets," or “continue” or the negative of those words and other comparable words. These statements may relate to, among other things, adoption of next-generation network technology and software programmability and control of networks; our competitive landscape; market conditions and growth opportunities; factors impacting our industry; factors impacting the businesses of network operators and their network architectures; our corporate strategy, including our research and development, supply chain and go-to-market initiatives; efforts to increase application of our solutions in customer networks and to increase the reach of our business into new or growing customer and geographic markets; our backlog and seasonality in our business; expectations for our financial results, revenue, gross margin, operating expense and key operating measures in future periods; the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements; business initiatives including real estate and IT transitions or initiatives; and market risks associated with financial instruments and foreign currency exchange rates. These statements are subject to known and unknown risks, uncertainties and other factors, and actual events or results may differ materially due to factors such as:

•	our ability to execute our business and growth strategies;

•	fluctuations in our revenue and operating results and our financial results generally;

•	the loss of any of our large customers, a significant reduction in their spending, or a material change in their networking or procurement strategies;

•	the competitive environment in which we operate;

•	market acceptance of products and services currently under development and delays in product or software development;

•	lengthy sales cycles and onerous contract terms with communications service providers, Web-scale providers and other large customers;

•	product performance problems and undetected errors;

•	our ability to diversify our customer base beyond our traditional customers and broaden the application for our solutions in communications networks;

•	the level of growth in network traffic and bandwidth consumption and corresponding level of investment in network infrastructures by network operators;

•	the international scale of our operations and fluctuations in currency exchange rates;

•	our ability to forecast accurately demand for our products for purposes of inventory purchase practices;

•	the impact of pricing pressure and price erosion that we regularly encounter in our markets;

•	our ability to enforce our intellectual property rights, and costs we may incur in response to intellectual property right infringement claims made against us;

•	the continued availability on commercially reasonable terms of software and other technology under third party licenses;

•	failure to maintain the security of confidential, proprietary or otherwise sensitive business information or systems or to protect against cyber security attacks;

•	the performance of our third party contract manufacturers;

•	changes or disruption in components or supplies provided by third parties, including sole and limited source suppliers;

•	our ability to manage effectively our relationships with third party service partners and distributors;

•	unanticipated risks and additional obligations in connection with our resale of complementary products or technology of other companies;

•	our new distribution relationships under which we will make available certain technology as a component;

•	our exposure to the credit risks of our customers and our ability to collect receivables;

•	modification or disruption of our internal business processes and information systems;

•	the effect of our outstanding indebtedness on our liquidity and business;

•	fluctuations in our stock price and our ability to access the capital markets to raise capital;

•	unanticipated expenses or disruptions to our operations caused by facilities transitions or restructuring activities;

•	inability to attract and retain experienced and qualified personnel;

•	disruptions to our operations caused by strategic acquisitions and investments or the inability to achieve the expected benefits and synergies of newly-acquired businesses;

•	our ability to grow our software business and address networking strategies including software-defined networking and network function virtualization;

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

Competitive Landscape

The markets in which we compete are characterized by rapidly advancing technologies, frequent introduction of new networking solutions and aggressive selling and pricing efforts to gain or retain market share. The markets for our solutions are both highly competitive and fragmented, as we regularly compete with number of large, multi-national vendors with greater financial, operational and marketing resources, and significantly broader product offerings. Our sales of Converged Packet Optical solutions face an intense competitive environment as we and our competitors introduce new, higher-capacity, higher-speed network solutions with improved reach, spectral efficiency, automation, power consumption and cost per bit. We expect the competitive landscape in which we operate to continue to broaden and to remain challenging and dynamic. As we have expanded our solutions offerings to include our 8700 Packetwave Platform and Waveserver DCI platform, our solutions have become increasingly competitive with IP router vendors, data center switch providers, and other IT suppliers or integrators. Separately, as we seek increased customer adoption of our Blue Planet software platform, we expect to compete more directly with additional software vendors and information technology vendors or integrators of these solutions.

In addition to the above dynamics, many network operators are continuing to consider a variety of “consumption models,” or approaches to the design and procurement of their network infrastructure. While broader adoption of the consumption models involving disaggregation in the procurement of hardware and software remains uncertain, we expect that the potential for different models will require us and other system vendors to assess and possibly broaden our existing commercial models over time. We may also face competition from component vendors, including those in our supply chain, who develop networking products based on off-the-shelf or commoditized hardware technology, referred to as “white box” hardware. Further, some of our competitors are not vertically integrated in their packet optical supply chain and therefore sell a set of networking solutions that rely upon coherent modem technology developed by and procured from third party “merchant” providers. In connection with consumption models involving greater disaggregation, the continued use of such third party modem technology by these competitors and/or the availability of such technology in the market may increase overall pricing pressure in this space and may negatively impact our ability to derive higher gross margins for Converged Packet Optical solutions.

Given this dynamic competitive landscape and the market-based price erosion for our products that we regularly encounter, we expect that, in order to achieve sustained revenue growth, we will be required to continue to increase our volume of product shipments, continue to diversify our business and customer base, introduce new solutions that address evolving service and network demands, and accommodate multiple consumption models. In addition, in order to maintain incumbency with key customers and to secure new opportunities, we are often required to agree to aggressive pricing, incur significant costs early in network deployment, or make significant commercial concessions. These terms have adversely affected our results of operations in the past, have contributed to fluctuations in our financial results, and may do so again in the future.

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

Extend Technology Leadership and Expand Application of our Solutions. Our product development strategy is focused on maintaining our leading technology offerings and expanding our role and the application of our solutions in customer networks. Our research and development efforts seek to advance and extend our coherent modem technology leadership, including our WaveLogic coherent optical processor and high-speed indium phosphide and silicon photonics technologies (HSPC) acquired from TeraXion during fiscal 2016. We are also focused on introducing terabit per second and greater transmission speeds, and expanding the high-capacity and operationally-efficient service delivery capabilities in our Packet Networking and Converged Packet Optical products for access and metro networks, data center interconnect, submarine networks, and other WAN applications. In addition, we are seeking to increase software programmability of networks and to enable network operators to automate and accelerate the creation and delivery of new, cloud-based services. These efforts include investments in our Blue Planet software platform — which is designed to automate, orchestrate, and manage physical network resources and virtualized services across data centers and the WAN — and its integration across our portfolio and with additional third party network resources.

As part of our strategy to expand the application of our solutions and capitalize on the evolving market dynamics and different consumption models described above, on March 20, 2017, we announced global distribution relationships with leading component vendors Lumentum, NeoPhotonics and Oclaro. Through this new distribution channel, we intend to supply our WaveLogic Ai coherent optical technology for use as a component of a Ciena-designed optical module to be manufactured, marketed and sold by the component vendors. Once these modules are available, Lumentum, NeoPhotonics and Oclaro will each have the ability to sell such modules to customers on a non-exclusive basis. We believe that potential customers for optical modules through this distribution channel may include a variety of market participants, including certain of our customers, other system vendors, and network operators or vendors who plan to build or use “white box” hardware. In addition, we intend to work together with these component vendors to contribute to the establishment of specifications, both independently and within relevant industry forums, for 400G pluggable technology solutions focused on data center interconnect requirements for greater scale and power efficiency and lower cost. We believe that this distribution channel will further our efforts to continue to diversify our business and expand our addressable market to include new geographies and market segments, while enabling greater choice for network operators in offering an alternative to “merchant” modems. No revenue was generated through this distribution channel in the second quarter of fiscal 2017. We expect the results of operations related to this distribution channel to be reflected within our Networking Platforms segment.

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

We also intend to target important growth markets, including key customer market segments and geographies. Our go-to-market strategy is focused on further diversifying our customer base by penetrating additional internet content providers, data center operators and other emerging network operators that form the “Web-scale” marketplace. We are also focused on securing additional customers within our traditional base of communications service providers, particularly in higher growth markets, including our Asia-Pacific region and India. We intend to use our direct and indirect sales channels to target, and to expand our sales with, several other market verticals, including cable and multiservice operators, submarine network operators, enterprise customers and in the government and R&E markets. For example, we intend to gain greater reach providing network solutions to submarine network operators, particularly in the new cable build market, in part through our recently announced supply partnership with TE SubCom. To leverage the geographic reach of our direct sales resources and expand sales into key geographies, we have pursued channel and distribution opportunities, including our strategic relationship with Ericsson, that enable sales through third parties, including service providers, systems integrators and value-added resellers.

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

Term Loan Refinancing

On January 30, 2017, Ciena, as borrower, and Ciena Communications, Inc. and Ciena Government Solutions, Inc., as guarantors, entered into an Omnibus Refinancing Amendment to the Credit Agreement, Security Agreement and Pledge Agreement with the lenders party thereto and the administrative agent (the “Refinancing Agreement”), pursuant to which Ciena refinanced its existing term loan in the aggregate principal amount of $250 million, maturing on July 15, 2019 (the "2019 Term Loan") and its existing term loan in the aggregate principal amount of $250 million, maturing on April 25, 2021 (the "2021 Term Loan") into a single term loan with an aggregate principal amount of $400 million maturing on January 30, 2022 (the “2022 Term Loan”). In connection with the transaction, Ciena received a loan in the amount of $399.5 million, net of original discount, from the 2022 Term Loan and repaid $493.1 million of outstanding principal under the 2019 Term Loan and 2021 Term Loan. As a result, we used $93.6 million in cash, representing the original discount on the 2022 Term Loan and the repayment of $93.1 million of the outstanding principal under the 2019 Term Loan and 2021 Term Loan. The remaining balances under the 2019 Term Loan and 2021 Term Loan were refinanced and replaced by the 2022 Term Loan. The 2022 Term Loan requires Ciena to make installment payments of approximately $1 million on a quarterly basis. This arrangement was accounted for as a modification of debt. See Note 16 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this quarterly report for more information relating to our term loan refinancing.

Maturity of 0.875% Convertible Senior Notes due June 15, 2017

Our $185.3 million in aggregate principal amount outstanding in 0.875% convertible senior notes will mature on June 15, 2017. Subject to the conversion rights of the holders thereof, we expect to repay any then remaining amount outstanding in cash at maturity.

Financial Results for Second Quarter of Fiscal 2017 and Sequential Comparison

Revenue for the second quarter of fiscal 2017 was $707.0 million, representing a sequential increase of 13.8% from $621.5 million in the first quarter of fiscal 2017, during which we typically experience seasonal reductions in revenue. Revenue-related details reflecting sequential changes from the first quarter of fiscal 2017 include:

•	Product revenue for the second quarter of fiscal 2017 increased by $77.6 million, primarily reflecting revenue increases in Converged Packet Optical within our Networking Platforms segment.

•	Service revenue for the second quarter of fiscal 2017 increased by $7.9 million.

•
North America revenue for the second quarter of fiscal 2017 was $424.4 million, an increase from $405.9 million in the first quarter of fiscal 2017. This primarily reflects revenue increases of $20.8 million within our Networking Platforms segment and $2.2 million within our Global Services segment. These increases were partially offset by a revenue decrease of $4.5 million within our Software and Software-Related Services segment.

•
Europe, Middle East and Africa ("EMEA") revenue for the second quarter of fiscal 2017 was $105.8 million, an increase from $91.5 million in the first quarter of fiscal 2017. This primarily reflects revenue increases of $10.4 million within our Networking Platforms segment, $2.6 million within our Global Services segment and $1.2 million within our Software and Software-Related Services segment.

•
Caribbean and Latin America ("CALA") revenue for the second quarter of fiscal 2017 was $33.9 million, a decrease from $35.2 million in the first quarter of fiscal 2017. This primarily reflects revenue decreases of $1.9 million within our Global Services segment, partially offset by a revenue increase of $1.0 million within our Networking Platforms segment.

•
Asia Pacific ("APAC") revenue for the second quarter of fiscal 2017 was $142.9 million, an increase from $88.9 million in the first quarter of fiscal 2017. This primarily reflects revenue increases of $49.5 million within our Networking Platforms segment, $2.7 million within our Global Services segment and $1.8 million within our Software and Software-Related Services segment.

•	For the second quarter of fiscal 2017, AT&T accounted for 15.2% of total revenue. AT&T accounted for 15.5% of total revenue and Verizon accounted for 11.8% in the first quarter of fiscal 2017.

Gross margin for the second quarter of fiscal 2017 was 45.0%, an increase from 44.1% in the first quarter of fiscal 2017. Improved gross margin for the second quarter of fiscal 2017 primarily reflects product cost reductions and lower warranty expense, partially offset by market-based price erosion and an increased provision for excess and obsolete inventory.

Operating expense was $260.4 million for the second quarter of fiscal 2017, an increase from $254.7 million in the first quarter of fiscal 2017. Second quarter fiscal 2017 operating expense primarily reflects increases of $4.8 million in research and development expense and $3.5 million in selling and marketing expense, partially offset by a decrease of $3.6 million in amortization of intangibles expense.

Income from operations for the second quarter of fiscal 2017 was $57.8 million, compared to income from operations of $19.1 million during the first quarter of fiscal 2017. Our net income for the second quarter of fiscal 2017 was $38.0 million, or $0.25 per diluted common share, compared to a net income of $3.9 million or $0.03 per diluted common share, for the first quarter of fiscal 2017.

We generated cash from operations of $72.0 million during the second quarter of fiscal 2017, compared to $26.3 million of cash used by operations during the first quarter of fiscal 2017. As of April 30, 2017, we had $628.6 million in cash and cash equivalents, $274.8 million of short-term investments in U.S. treasury securities and commercial paper and $89.9 million of long-term investments in U.S. treasury securities. This compares to $693.9 million in cash and cash equivalents, $250.1 million of short-term investments in U.S. treasury securities and commercial paper and $109.9 million of long-term investments in U.S. treasury securities, at January 31, 2017.
As of April 30, 2017, we had 5,663 employees, which reflects an increase from 5,555 at October 31, 2016 and an increase from 5,418 at April 30, 2016.

Consolidated Results of Operations

Operating Segments

Ciena has the following operating segments for reporting purposes: (i) Networking Platforms, (ii) Software and Software-Related Services, and (iii) Global Services. See Note 20 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
Quarter ended April 30, 2017 compared to the quarter ended April 30, 2016

Revenue
During the second quarter of fiscal 2017, approximately 19.0% of our revenue was non-U.S. Dollar denominated, including sales in Euro, Canadian Dollar, Japanese Yen, British Pound, Argentina Peso, and Brazilian Real. During the second quarter of fiscal 2017 as compared to the second quarter of fiscal 2016, the U.S. Dollar fluctuated against these currencies. Consequently, our revenue reported in U.S. Dollars on a constant currency basis was slightly reduced by approximately $2.7 million, or 0.4%, as compared to the second quarter of fiscal 2016. The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Quarter Ended April 30,				Increase
	2017	%*	2016	%*	(decrease)	%**
Revenue:
Networking Platforms
Converged Packet Optical	$502,131	71.0	$435,173	67.9	$66,958	15.4
Packet Networking	66,326	9.4	68,582	10.7	(2,256)	(3.3)
Optical Transport	3,030	0.4	8,451	1.3	(5,421)	(64.1)
Total Networking Platforms	571,487	80.8	512,206	79.9	59,281	11.6

Software and Software-Related Services
Software Platforms	13,143	1.9	11,772	1.9	1,371	11.6
Software-Related Services	24,573	3.5	18,701	2.9	5,872	31.4
Total Software and Software-Related Services	37,716	5.4	30,473	4.8	7,243	23.8

Global Services
Maintenance Support and Training	58,241	8.2	57,069	8.9	1,172	2.1
Installation and Deployment	28,695	4.1	30,232	4.7	(1,537)	(5.1)
Consulting and Network Design	10,883	1.5	10,737	1.7	146	1.4
Total Global Services	97,819	13.8	98,038	15.3	(219)	(0.2)

Consolidated revenue	$707,022	100.0	$640,717	100.0	$66,305	10.3
_____________________________
*    Denotes % of total revenue
**    Denotes % change from 2016 to 2017

•
Networking Platforms segment revenue increased, primarily reflecting a product line sales increase of $67.0 million of our Converged Packet Optical products, partially offset by decreases of $5.4 million in sales of our Optical Transport products and $2.3 million in sales of our Packet Networking products.

◦
Converged Packet Optical sales reflect increases of $33.9 million of our 6500 Packet-Optical Platform, $18.5 million of our 5430 Reconfigurable Switching System, $18.3 million of our Waveserver stackable interconnect system and $3.7 million of our OTN configuration for the 5410 Reconfigurable Switching System. These increases were partially offset by sales decreases of $5.9 million of our Z-Series Packet-Optical Platform and $1.5 million of our CoreDirector® Multiservice Optical Switches.

◦
Packet Networking sales primarily reflects a decrease of $4.1 million of our 8700 Packetwave Platform, partially offset by a sales increase of $1.8 million of our 3000 and 5000 families of service delivery and aggregation switches.

◦
Optical Transport sales have continued to experience significant declines, as expected. Our Optical Transport products have either been previously discontinued, or are expected to be discontinued, reflecting network operators’ transition toward next-generation converged network architectures addressed by solutions within our Converged Packet Optical product line.

•
Software and Software-Related Services segment revenue increased, primarily reflecting sales increases of $5.9 million in software-related services and $1.4 million of our software platforms. The increase in software-related services is primarily due to sales increases of $4.2 million of software subscription services and $1.5 million of services supporting our Blue Planet software platform and advance software applications. The increase in software platform sales primarily reflects an increase of $1.1 million in sales of our OneControl Unified Management System.

•
Global Services segment revenue decreased slightly, primarily reflecting a sales decrease of $1.5 million of our installation and deployment services offset by a sales increase of $1.2 million of our maintenance support and training.

Our operating segments each engage in business and operations across four geographic regions: North America; EMEA; CALA; and APAC. Results for North America include only activities in the United States and Canada. Part of our business and growth strategy is to continue to diversify our customer base and secure additional communications service provider customers outside of North America, including in high-growth geographies such as India. We believe that this is an important part of our strategy, and that it is required for continued revenue growth. The following table reflects our geographic distribution of revenue principally based on the relevant location for our delivery of products and performance of services. Our revenue, particularly when considered by geographic distribution, can fluctuate significantly and the timing of revenue recognition for large network projects, particularly outside of North America, can result in large variations in geographic revenue results in any particular quarter. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Quarter Ended April 30,				Increase
	2017	%*	2016	%*	(decrease)	%**
North America	$424,373	60.0	$395,505	61.7	$28,868	7.3
EMEA	105,776	15.0	96,175	15.0	9,601	10.0
CALA	33,971	4.8	57,896	9.0	(23,925)	(41.3)
APAC	142,902	20.2	91,141	14.3	51,761	56.8
Total	$707,022	100.0	$640,717	100.0	$66,305	10.3
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2016 to 2017

•
North America revenue primarily reflects increases of $27.2 million within our Networking Platforms segment and $2.9 million within our Software and Software-Related Services segment, partially offset by a revenue decrease of $1.2 million within our Global Services segment. The revenue increase within our Networking Platforms segment primarily reflects a product line increase of $31.0 million of Converged Packet Optical sales, partially offset by product line decreases of $2.7 million of Packet Networking sales and $1.1 million in Optical Transport sales. The revenue increase within Converged Packet Optical primarily reflects increases of $15.2 million in sales of our Waveserver stackable interconnect system and $13.3 million in sales of our 6500 Packet-Optical Platform. The revenue increase for our Waveserver stackable interconnect system primarily reflects increased sales to Web-scale providers. The revenue increase for our 6500 Packet-Optical Platform primarily reflects increased sales to communications service providers, partially offset by decreases in sales to AT&T and to a certain cable and multiservice operator who was acquired during the third quarter of 2016. The increase within our Software and Software-Related Services segment primarily reflects a sales increase of $3.3 million of our software subscription services.

•
EMEA revenue primarily reflects increases of $10.9 million within our Networking Platforms segment and $1.7 million within our Software and Software-Related Services segment, partially offset by a revenue decrease of $3.0 million within our Global Services segment. Our Networking Platforms segment revenue primarily reflects a product line increase of $9.6 million in Converged Packet Optical sales, primarily due to increases of $6.4 million of sales for our 6500 Packet-Optical Platform to certain communications service providers and $3.1 million of sales of our Waveserver stackable interconnect system to Web-scale providers and communications service providers.

•
CALA revenue primarily reflects a decrease of $24.4 million within our Networking Platforms segment. The revenue decrease within our Networking Platforms segment primarily reflects product line decreases of $23.1 million of Converged Packet Optical sales and $1.6 million in Optical Transport sales. The revenue decrease within Converged Packet Optical primarily reflects decreases of $12.2 million in sales of our 5430 Reconfigurable Switching System and $9.4 million in sales of our 6500 Packet-Optical Platform. The decrease in CALA revenue primarily relates to decreased sales to certain communications service providers in Brazil.

•
APAC revenue primarily reflects increases of $45.6 million within our Networking Platforms segment, $3.5 million within our Global Services segment and $2.6 million within our Software and Software-Related Services segment. The revenue increase within our Networking Platforms segment primarily reflects a product line increase of $49.5 million of Converged Packet Optical sales, partially offset by product line decreases of $2.9 million of Packet Networking sales and $1.0 million in Optical Transport sales. The revenue increase within Converged Packet Optical reflects an increase of $25.3 million in sales of our 5430 Reconfigurable Switching System, primarily due to increased sales to Reliance Jio Infocomm, a communications service provider in India. In addition, this product line reflects a revenue increase of $23.6 million in sales of our 6500 Packet-Optical Platform, primarily related to sales through our strategic relationship with Ericsson in Australia, communication service providers, Web-scale providers and submarine network operators in Singapore, and sales to Reliance Jio Infocomm in India. APAC revenue has increased meaningfully in recent periods reflecting in part significant revenue growth in India, where we have benefited from initiatives to gain subscribers and unprecedented subscriber growth and related network projects. Changes in spending and the timing of revenue recognition for large network projects in this region can result in significant variations in revenue results in any particular quarter.

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

The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Quarter Ended April 30,				Increase
	2017	%*	2016	%*	(decrease)	%**
Total revenue	$707,022	100.0	$640,717	100.0	$66,305	10.3
Total cost of goods sold	388,782	55.0	357,624	55.8	31,158	8.7
Gross profit	$318,240	45.0	$283,093	44.2	$35,147	12.4
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2016 to 2017

	Quarter Ended April 30,				Increase
	2017	%*	2016	%*	(decrease)	%**
Product revenue	$584,630	100.0	$523,978	100.0	$60,652	11.6
Product cost of goods sold	327,295	56.0	291,778	55.7	35,517	12.2
Product gross profit	$257,335	44.0	$232,200	44.3	$25,135	10.8
_____________________________________
*    Denotes % of product revenue
**    Denotes % change from 2016 to 2017

	Quarter Ended April 30,				Increase
	2017	%*	2016	%*	(decrease)	%**
Service revenue	$122,392	100.0	$116,739	100.0	$5,653	4.8
Service cost of goods sold	61,487	50.2	65,846	56.4	(4,359)	(6.6)
Service gross profit	$60,905	49.8	$50,893	43.6	$10,012	19.7
_____________________________________
*    Denotes % of services revenue
**    Denotes % change from 2016 to 2017

•	Gross profit as a percentage of revenue reflects improved services gross profit partially offset by reduced product gross profit.

•
Gross profit on products as a percentage of product revenue decreased slightly as a result of market-based price erosion partially offset by product cost reductions, lower warranty expense and improved manufacturing efficiencies.

•
Gross profit on services as a percentage of services revenue increased primarily due to sales of higher margin software subscription services and improved margin on installation and professional services.

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

The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Quarter Ended April 30,				Increase
	2017	%*	2016	%*	(decrease)	%**
Research and development	$121,623	17.2	$114,603	17.9	$7,020	6.1
Selling and marketing	88,551	12.5	86,668	13.5	1,883	2.2
General and administrative	34,990	4.9	35,203	5.5	(213)	(0.6)
Amortization of intangible assets	10,980	1.6	15,566	2.4	(4,586)	(29.5)
Acquisition and integration costs	—	—	2,285	0.4	(2,285)	(100.0)
Restructuring costs	4,276	0.6	535	0.1	3,741	699.3
Total operating expenses	$260,420	36.8	$254,860	39.8	$5,560	2.2
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2016 to 2017

•
Research and development expense increased by $7.0 million. This change reflects increases of $4.0 million in employee and compensation costs and $3.0 million in facilities and information technology costs.

•
Selling and marketing expense increased by $1.9 million, primarily reflecting increases of $0.6 million in employee and compensation costs and $0.6 million in facilities and information technology costs.

•	General and administrative expense remained relatively unchanged.

•	Amortization of intangible assets decreased due to certain intangible assets having reached the end of their economic lives.

•
Acquisition and integration costs incurred during fiscal 2016 reflects expense for financial, legal and accounting advisors and severance and other employee compensation costs, related to our acquisition of Cyan on August 3, 2015 and our acquisition of certain HSPC assets of TeraXion and its wholly-owned subsidiary on February 1, 2016.

•
Restructuring costs increased primarily reflecting unfavorable lease commitments and relocation costs incurred in connection with the facility transition from our existing research and development center located at Lab 10 on the former Nortel Carling Campus to a new campus facility in Ottawa, Canada.

Other items
The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Quarter Ended April 30,				Increase
	2017	%*	2016	%*	(decrease)	%**
Interest and other income (loss), net	$(2,918)	(0.4)	$967	0.2	$(3,885)	401.8
Interest expense	$13,308	1.9	$12,608	2.0	$700	5.6
Provision for income taxes	$3,568	0.5	$2,595	0.4	$973	37.5
_____________________________________
*    Denotes % of total revenue

**    Denotes % change from 2016 to 2017

•
Interest and other income (loss), net primarily reflects $2.9 million in debt modification expenses related to the 2022 Term Loan that was entered into in the second quarter of fiscal 2017. For additional information about our term loans, see Note 16 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

•
Interest expense increased primarily due to the 2022 Term Loan that was entered into in the second quarter of fiscal 2017 and the 2021 Term Loan that was entered into in the second quarter of fiscal 2016. For additional information about our term loans, see Note 16 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

•	Provision for income taxes increased primarily due to foreign and state tax expense.
Six months ended April 30, 2017 compared to the six months ended April 30, 2016

Revenue
During the first six months of fiscal 2017, approximately 18.7% of our revenue was non-U.S. Dollar denominated, including sales in Euro, Canadian Dollar, Japanese Yen, Brazilian Real, British Pound and Argentina Peso. During the first six months of fiscal 2017 as compared to the first six months of fiscal 2016, the U.S. Dollar fluctuated against these currencies. Consequently, our revenue reported in U.S. Dollars on a constant currency basis was slightly reduced by approximately $4.9 million or 0.4%. The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Six Months Ended April 30,				Increase
	2017	%*	2016	%*	(decrease)	%**
Revenue:
Networking Platforms
Converged Packet Optical	$914,783	68.9	$824,341	68.0	$90,442	11.0
Packet Networking	138,520	10.4	116,779	9.6	21,741	18.6
Optical Transport	8,128	0.6	20,596	1.7	(12,468)	(60.5)
Total Networking Platforms	1,061,431	79.9	961,716	79.3	99,715	10.4

Software and Software-Related Services
Software Platforms	30,192	2.3	19,851	1.6	10,341	52.1
Software-Related Services	46,904	3.5	36,048	3.0	10,856	30.1
Total Software and Software-Related Services	77,096	5.8	55,899	4.6	21,197	37.9

Global Services
Maintenance Support and Training	113,231	8.5	113,127	9.3	104	0.1
Installation and Deployment	56,614	4.3	61,072	5.0	(4,458)	(7.3)
Consulting and Network Design	20,147	1.5	22,018	1.8	(1,871)	(8.5)
Total Global Services	189,992	14.3	196,217	16.1	(6,225)	(3.2)

Consolidated revenue	$1,328,519	100.0	$1,213,832	100.0	$114,687	9.4
_____________________________
*    Denotes % of total revenue
**    Denotes % change from 2016 to 2017

•
Networking Platforms segment revenue increased, primarily reflecting product line sales increases of $90.5 million of our Converged Packet Optical products and $21.7 million of our Packet Networking products, partially offset by a decrease of $12.5 million in sales of our Optical Transport products.

◦
Converged Packet Optical sales primarily reflect increases of $66.3 million of our 6500 Packet-Optical Platform, $30.7 million of our Waveserver stackable interconnect system, $13.6 million of our 5430 Reconfigurable Switching System and $3.8 million of our OTN configuration for the 5410 Reconfigurable Switching System. These increases were partially offset by sales decreases of $18.0 million of our Z-Series Packet-Optical Platform and $5.8 million of our CoreDirector® Multiservice Optical Switches.

◦	Packet Networking sales primarily reflect increases of $20.5 million of our 3000 and 5000 families of service delivery and aggregation switches and $1.0 million of our 8700 Packetwave Platform.

◦
Optical Transport sales have continued to experience significant declines, as expected. Our Optical Transport products have either been previously discontinued, or are expected to be discontinued, reflecting network operators’ transition toward next-generation converged network architectures addressed by solutions within our Converged Packet Optical product line.

•
Software and Software-Related Services segment revenue increased, primarily reflecting sales increases of $10.9 million in software-related services and $10.3 million of our software platforms. The increase in software-related services is primarily due to sales increases of $7.3 million of software subscription services, $2.4 million of services supporting our Blue Planet software platform and advance software applications and $1.1 million of software-enabled services. The increase in software platform sales reflects increases of $6.9 million in sales of our Blue Planet software platform and advanced software applications and $3.4 million in sales of our other legacy software platforms.

•
Global Services segment revenue decreased, primarily reflecting sales decreases of $4.5 million of our installation and deployment services and $1.9 million of our consulting and network design services.

The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Six Months Ended April 30,				Increase
	2017	%*	2016	%*	(decrease)	%**
North America	$830,301	62.5	$788,209	64.9	$42,092	5.3
EMEA	197,319	14.9	176,897	14.6	20,422	11.5
CALA	69,117	5.2	101,706	8.4	(32,589)	(32.0)
APAC	231,782	17.4	147,020	12.1	84,762	57.7
Total	$1,328,519	100.0	$1,213,832	100.0	$114,687	9.4
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2016 to 2017

•
North America revenue primarily reflects increases of $33.3 million within our Networking Platforms segment and$15.5 million within our Software and Software-Related Services segment, partially offset by a revenue decrease of $6.7 million within our Global Services segment. The revenue increase within our Networking Platforms segment primarily reflects product line increases of $25.6 million of Converged Packet Optical sales and $10.6 million of Packet Networking sales, partially offset by a product line decrease of $2.9 million in Optical Transport sales. The revenue increase within Converged Packet Optical sales primarily reflects increases of $26.1 million in sales of our Waveserver stackable interconnect system and $12.7 million in sales of our 6500 Packet-Optical Platform, partially offset by a decrease of $16.7 million in sales of our Z-Series Packet-Optical Platform. The revenue increase for our Waveserver stackable interconnect system primarily reflects increased sales to Web-scale providers. The revenue increase for our 6500 Packet-Optical Platform primarily reflecting increased sales to service providers, partially offset by decreases in sales to AT&T and to a certain cable and multiservice operator who was acquired during the third quarter of 2016. The revenue increase within Packet Networking primarily reflects an increase of $12.2 million in sales of our 3000 and 5000 families of service delivery and aggregation switches to AT&T and other communication service providers. The revenue increase within our Software and Software-Related Services segment primarily reflects sales increases of $6.5 million of our software subscription services, $4.3 million in sales of our Blue Planet software platform, $2.4 million of our other legacy software platforms and $2.3 million of other software related services.

•
EMEA revenue primarily reflects increases of $22.9 million within our Networking Platforms segment and $2.5 million within our Software and Software-Related Services segment, partially offset by a revenue decrease of $5.0 million within our Global Services segment. Our Networking Platforms segment revenue reflects a product line increase of $22.8 million in Converged Packet Optical sales, primarily due to increased sales of the 6500 Packet-Optical Platform to certain communication service providers.

•
CALA revenue primarily reflects a decrease of $35.2 million within our Networking Platforms segment partially offset by a revenue increase of $2.4 million within our Global Services segment. The revenue decrease within our Networking Platforms segment primarily reflects product line decreases of $33.3 million of Converged Packet Optical sales and $3.3 million in Optical Transport sales partially offset by a product line increase of $1.4 million of Packet Networking sales. The revenue decrease within Converged Packet Optical primarily reflects decreases of $15.9 million in sales of our 6500 Packet-Optical Platform and $15.2 million in sales of our 5430 Reconfigurable Switching System. The decrease in CALA revenue primarily relates to decreased sales in Brazil and Mexico.

•
APAC revenue primarily reflects increases of $78.7 million within our Networking Platforms segment, $3.1 million within our Global Services segment and $2.9 million within our Software and Software-Related Services segment. The revenue increase within our Networking Platforms segment primarily reflects product line increases of $75.5 million of Converged Packet Optical sales and $4.9 million of Packet Networking sales, partially offset by a product line decrease of $1.7 million in Optical Transport sales. The revenue increase within Converged Packet Optical reflects an increase of $48.3 million in sales of our 6500 Packet-Optical Platform primarily due to increased sales to Reliance Jio Infocomm in India, sales through our strategic relationship with Ericsson in Australia, communication service providers, Web-scale providers and submarine network operators in Singapore and communication service providers in Japan. The revenue increase within Converged Packet Optical also reflects an increase of $26.4 million of our 5430 Reconfigurable Switching System sales primarily due to increased sales to Reliance Jio Infocomm in India. The timing of revenue recognition for large network projects in this region can result in significant variations in revenue results in any particular quarter.

Cost of Goods Sold and Gross Profit

The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Six Months Ended April 30,				Increase
	2017	%*	2016	%*	(decrease)	%**
Total revenue	$1,328,519	100.0	$1,213,832	100.0	$114,687	9.4
Total cost of goods sold	736,494	55.4	679,289	56.0	57,205	8.4
Gross profit	$592,025	44.6	$534,543	44.0	$57,482	10.8
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2016 to 2017

	Six Months Ended April 30,				Increase
	2017	%*	2016	%*	(decrease)	%**
Product revenue	$1,091,623	100.0	$981,567	100.0	$110,056	11.2
Product cost of goods sold	614,106	56.3	552,260	56.3	61,846	11.2
Product gross profit	$477,517	43.7	$429,307	43.7	$48,210	11.2
_____________________________________
*    Denotes % of product revenue
**    Denotes % change from 2016 to 2017

	Six Months Ended April 30,				Increase
	2017	%*	2016	%*	(decrease)	%**
Service revenue	$236,896	100.0	$232,265	100.0	$4,631	2.0
Service cost of goods sold	122,388	51.7	127,029	54.7	(4,641)	(3.7)
Service gross profit	$114,508	48.3	$105,236	45.3	$9,272	8.8
_____________________________________
*    Denotes % of services revenue

**    Denotes % change from 2016 to 2017

•	Gross profit as a percentage of revenue reflects improved services gross profit.

•	Gross profit on products as a percentage of product revenue reflects a lower warranty provision and product cost reductions offset by market-based price erosion.

•
Gross profit on services as a percentage of services revenue increased primarily due to sales of higher margin software subscription services and improved margin on installation and professional services.

Operating Expense
The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Six Months Ended April 30,				Increase
	2017	%*	2016	%*	(decrease)	%**
Research and development	$238,492	18.0	$222,649	18.3	$15,843	7.1
Selling and marketing	173,553	13.1	169,146	13.9	4,407	2.6
General and administrative	70,854	5.3	66,345	5.5	4,509	6.8
Amortization of intangible assets	25,531	1.9	32,428	2.7	(6,897)	(21.3)
Acquisition and integration costs	—	—	3,584	0.3	(3,584)	(100.0)
Restructuring costs	6,671	0.5	919	0.1	5,752	625.9
Total operating expenses	$515,101	38.8	$495,071	40.8	$20,030	4.0
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2016 to 2017

•
Research and development expense was adversely affected by $2.0 million as a result of foreign exchange rates, net of hedging, primarily due to a weaker U.S. Dollar in relation to the Canadian Dollar. Including the effect of foreign exchange rates, research and development expenses increased by $15.8 million. This change primarily reflects increases of $8.7 million in employee and compensation costs and $8.1 million in facilities and information technology costs.

•
Selling and marketing expense increased by $4.4 million, primarily reflecting increases of $1.7 million in employee and compensation costs, $1.2 million in facilities and information technology costs and $1.0 million in selling and marketing related costs.

•
General and administrative expense increased by $4.5 million, primarily reflecting increases $2.3 million for professional services and legal fees and $1.1 million for facilities and information technology costs.

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

•
Restructuring costs increased primarily reflecting unfavorable lease commitments and relocation costs incurred in connection with the facility transition from our existing research and development center located at Lab 10 on the former Nortel Carling Campus to a new campus facility in Ottawa, Canada. Also contributing to the increase was a global workforce reduction of approximately 50 employees in the first quarter of fiscal 2017 as part of our business optimization strategy to improve our gross margin, constrain operating expense and redesign certain business processes, systems, and resources.

Other items
The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Six Months Ended April 30,				Increase
	2017	%*	2016	%*	(decrease)	%**
Interest and other income (loss), net	$(2,548)	(0.2)	$(7,809)	(0.6)	$5,261	67.4
Interest expense	$28,511	2.1	$25,318	2.1	$3,193	12.6
Provision for income taxes	$3,978	0.3	$3,894	0.3	$84	2.2
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2016 to 2017

•
Interest and other income (loss), net primarily reflects the improved impact of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity, partially offset by $2.9 million in debt modification expenses related to the 2022 Term Loan that was entered into in the second quarter of fiscal 2017. For additional information about our term loans, see Note 16 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

•
Interest expense increased primarily due to the 2022 Term Loan that was entered into in the second quarter of fiscal 2017 and the 2021 Term Loan that was entered into in the second quarter of fiscal 2016. For additional information about our term loans, see Note 16 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

•	Provision for income taxes slightly increased primarily due to increased state tax expense.

Segment Profit (Loss)

The table below (in thousands, except percentage data) sets forth the changes in our segment profit for the respective periods:

	Quarter Ended April 30,
	2017	2016	Increase (decrease)	%*
Segment profit:
Networking Platforms	$150,464	$132,606	$17,858	13.5
Software and Software-Related Services	$4,551	$192	$4,359	(2,270.3)
Global Services	$41,602	$35,692	$5,910	16.6
_____________________________________
*    Denotes % change from 2016 to 2017

•
Networking Platforms segment profit increased, primarily due to higher sales volume, as described above, resulting in increased gross profits, partially offset by increased research and development costs. Research and development costs primarily reflect increased expenses relating to the continued development of our coherent modem technology, including our WaveLogic Ai coherent optical chipset, and relocation costs as a result of the facility transition from our existing research and development center located at Lab 10 on the former Nortel Carling Campus to a new campus facility in Ottawa, Canada.

•
Software and Software-Related Services segment profit increased primarily due to higher sales volume, as described above, resulting in increased gross profits, partially offset by increased research and development costs. Research and development costs primarily reflect increased expense relating to the continued development of our Blue Planet software platform.

•	Global Services segment profit increased, primarily due to improved gross margin on installation and deployment services and consulting and network design services.
The table below (in thousands, except percentage data) sets forth the changes in our segment profit (loss) for the respective periods:

	Six Months Ended April 30,
	2017	2016	Increase (decrease)	%*
Segment profit (loss):
Networking Platforms	$264,210	$239,588	$24,622	10.3
Software and Software-Related Services	$12,252	$(3,382)	$15,634	462.3
Global Services	$77,071	$75,688	$1,383	1.8
_____________________________________
*    Denotes % change from 2016 to 2017

•
Networking Platforms segment profit increased, primarily due to higher sales volume, as described above, partially offset by increased research and development costs and reduced gross margin. The reduced gross margin primarily reflects market-based price erosion partially offset by product cost reductions and lower warranty expense. Research and development costs primarily reflect increased expenses relating to the continued development of our coherent modem technology, including our WaveLogic Ai coherent optical chipset, and relocation costs as a result of the facility transition from our existing research and development center located at Lab 10 on the former Nortel Carling Campus to a new campus facility in Ottawa, Canada.

•
Software and Software-Related Services segment profit reflects higher sales volume, as described above, and improved gross margin, partially offset by increased research and development costs. Research and development costs primarily reflect increased expenses relating to the continued development of our Blue Planet software platform.

•	Global Services segment profit increased, primarily due to improved gross margin, as described above, partially offset by lower sales volume.

Liquidity and Capital Resources
For the six months ended April 30, 2017, we generated $45.7 million in cash to fund our operating needs, as our net income (adjusted for non-cash charges) of $168.1 million exceeded our working capital requirements of $122.4 million. The increase in working capital was primarily driven by inventory increases of $95.6 million. For additional details, see the discussion below entitled “Cash from Operations.”
Despite our cash generated from operations, our total cash, cash equivalents and investments decreased by $149.8 million during the first six months of fiscal 2017. This decrease principally reflects the refinancing of our existing 2019 Term Loan and 2021 Term Loan into a new 2022 Term Loan, which reflects the receipt of a loan in the amount of $399.5 million, net of original discount, from the 2022 Term Loan and the payment of $493.1 million toward the aggregate principal amount outstanding of the 2019 Term Loan and 2021 Term Loan. As a result, we used $93.6 million in cash, representing the original discount on the 2022 Term Loan and the repayment of $93.1 million of the outstanding principal under the 2019 Term Loan and 2021 Term Loan. The remaining balances under the 2019 Term Loan and 2021 Term Loan were refinanced and replaced by the 2022 Term Loan. See Note 16 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for information relating to this refinancing transaction. The decrease also reflects cash used in investing activities for capital expenditures totaling $60.3 million, use of cash to fund the repurchase of $46.3 million in outstanding 0.875% Convertible Senior Notes due June 15, 2017, and our settlement of certain foreign currency forward contracts of $3.0 million. Proceeds from the issuance of equity under our employee stock purchase plans provided approximately $10.3 million in cash during the period. The following table sets forth changes in our cash and cash equivalents and investments in marketable debt securities (in thousands):

	April 30, 2017	October 31, 2016	Increase (decrease)
Cash and cash equivalents	$628,623	$777,615	$(148,992)
Short-term investments in marketable debt securities	274,779	275,248	(469)
Long-term investments in marketable debt securities	89,852	90,172	(320)
Total cash and cash equivalents and investments in marketable debt securities	$993,254	$1,143,035	$(149,781)
Our principal sources of liquidity on hand include our cash and investments, which as of April 30, 2017 totaled $993.3 million, as well as our ABL Credit Facility. Ciena and certain of its subsidiaries are parties to a senior secured asset-based revolving credit facility (the “ABL Credit Facility”) providing for a total commitment of $250 million with a maturity date of

December 31, 2020. We principally use the ABL Credit Facility to support the issuance of letters of credit that arise in the ordinary course of our business and thereby to reduce our use of cash required to collateralize these instruments. As of April 30, 2017, letters of credit totaling $72.4 million were collateralized by our ABL Credit Facility. There were no borrowings outstanding under the ABL Credit Facility as of April 30, 2017.
The amount of cash, cash equivalents and short-term investments held by our foreign subsidiaries was $53.1 million as of April 30, 2017. Given this amount, we do not believe that there are significant amounts held by foreign subsidiaries in which we consider earnings to be permanently reinvested, that may not be available for U.S. operations. In the event such funds held by our foreign subsidiaries were repatriated, we believe that any resulting tax implications would not be material.
We regularly evaluate our liquidity position, debt obligations, and anticipated cash needs to fund our operating or investment plans and may consider capital raising and other market opportunities that may be available to us. We regularly evaluate alternatives to manage our capital structure and reduce our debt and may continue to opportunistically repurchase our outstanding convertible notes.
Based on past performance and current expectations, we believe that cash from operations, cash and investments and other sources of liquidity, including our ABL Credit Facility, will satisfy our working capital needs, capital expenditures, the repayment at maturity of the remaining $185.3 million in aggregate principal remaining outstanding on our 0.875% convertible senior notes due June 15, 2017, and other liquidity requirements associated with our operations through at least the next 12 months.
Cash from Operations
The following sections set forth the components of our $45.7 million of cash generated operating activities during the first six months of fiscal 2017:
Net income (adjusted for non-cash charges)
The following table sets forth our net income (adjusted for non-cash charges) during the period (in thousands):

Six months ended
April 30, 2017
Net income	$41,887
Adjustments for non-cash charges:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	35,548
Share-based compensation costs	24,830
Amortization of intangible assets	33,466
Provision for inventory excess and obsolescence	19,623
Provision for warranty	2,347
Other	10,416
Net income (adjusted for non-cash charges)	$168,117
Working Capital
We used $122.4 million of cash for working capital during the period. The following tables set forth the major components of the cash used in working capital (in thousands):

Six months ended
April 30, 2017
Cash provided by accounts receivable	$9,381
Cash used in inventories	(95,554)
Cash used in prepaid expenses and other	(15,054)
Cash used in accounts payable, accruals and other obligations	(24,974)
Cash provided by deferred revenue	3,832
Total cash used for working capital	$(122,369)
As compared to the end of fiscal 2016:

•
The $9.4 million of cash provided by accounts receivable during the first six months of fiscal 2017 reflects increased sales volume and improved collections as of the end of the second quarter of fiscal 2017;

•
The $95.6 million of cash used in inventory during the first six months of fiscal 2017 primarily reflects increases in finished goods to meet customer delivery schedules and deferred costs of sales awaiting customer acceptance;

•	Cash used in prepaid expense and other during the first six months of fiscal 2017 was $15.1 million, primarily reflecting higher prepaid value added taxes and product demonstration equipment;

•
The $25.0 million of cash used in accounts payable, accruals and other obligations during the first six months of fiscal 2017 primarily reflects the timing of bonus payments to employees under our annual cash incentive compensation plan; and

•	The $3.8 million of cash provided by deferred revenue during the first six months of fiscal 2017 represents an increase in advanced payments received from customers prior to revenue recognition.
Our days sales outstanding (DSOs) for the first six months of fiscal 2017 were 77 days and our inventory turns for the first six months of fiscal 2017 were 4.3.
Cash Paid for Interest
The following tables set forth the cash paid for interest during the period (in thousands):

Six months ended
April 30, 2017
0.875% Convertible Senior Notes due June 15, 2017(1)	$1,013
3.75% Convertible Senior Notes, due October 15, 2018(2)	6,562
4.0% Convertible Senior Notes, due December 15, 2020(3)	3,750
Term Loan due July 15, 2019(4)	2,342
Term Loan due April 25, 2021(5)	2,702
Term Loan due January 30, 2022 (6)	2,983
Interest rate swaps(7)	2,058
ABL Credit Facility(8)	813
Capital leases	1,216
Cash paid during period	$23,439

(1)	Interest on our outstanding 0.875% Convertible Senior Notes, due June 15, 2017, is payable on June 15 and December 15 of each year.

(2)	Interest on our outstanding 3.75% Convertible Senior Notes, due October 15, 2018, is payable on April 15 and October 15 of each year.

(3)	Interest on our outstanding 4.0% Convertible Senior Notes, due December 15, 2020, is payable on June 15 and December 15 of each year.

(4)
Interest on the 2019 Term Loan was payable periodically based on the underlying market index rate selected for borrowing. The 2019 Term Loan bore interest at LIBOR plus a spread of 3.00% subject to a minimum LIBOR rate of 0.75%. On the first day of our second quarter of fiscal 2017, we refinanced and replaced this term loan with the 2022 Term Loan. See Note 16 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for more information.

(5)
Interest on the 2021 Term Loan was payable periodically based on the underlying market index rate selected for borrowing. The 2021 Term Loan bore interest at LIBOR plus a spread of 3.25% to 3.50% subject to a minimum LIBOR rate of 0.75%. On the first day of our second quarter of fiscal 2017, we refinanced and replaced this term loan with the 2022 Term Loan. See Note 16 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for more information.

(6)
Interest on the 2022 Term Loan is payable periodically based on the underlying market index rate selected for borrowing. The 2022 Term Loan bears interest at LIBOR plus a spread of 2.5% subject to a minimum LIBOR rate of 0.75%. As of the end of the second quarter of fiscal 2017 the interest rate on the 2022 Term Loan was 3.49%.

(7)
Prior to the term loan refinancing, payments on our interest rate swaps were variable and effectively fixed the total interest rate under the 2019 Term Loan at 5.004% from July 20, 2015 through July 19, 2018 and the 2021 Term Loan at 4.62% to 4.87%, depending on applicable margin, from June 20, 2016 through June 22, 2020. In connection with the refinancing of the 2019 and 2021 Term Loans into the 2022 Term Loan, in order to align our interest rate hedges to the reduced 2022 Term Loan principal value and later maturity date, we reduced the total outstanding value of our interest rate swaps and also entered into new forward starting interest rate swaps in January 2017 and February 2017, respectively. The interest rate swaps, as adjusted, fix 98%, 82% and 77% of the principal value of the 2022 Term Loan from February 2017 through July 2018, July 2018 through June 2020 and June 2020 through January 2021, respectively. The fixed rate on the amounts hedged during the periods described above will be 4.25%, 4.25% and 4.51%, respectively.

(8)
During the first six months of fiscal 2017, we utilized the ABL Credit Facility to collateralize certain standby letters of credit and paid $0.8 million in commitment fees, interest expense and other administrative charges relating to our ABL Credit Facility.

For additional information about our convertible notes and term loans (including the refinancing of our 2019 and 2021 Term Loans into the 2022 Term Loan), ABL Credit Facility and interest rate swaps, see Notes 14, 16 and 17 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
Contractual Obligations

The following is a summary of our future minimum payments under contractual obligations as of April 30, 2017 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Principal due at maturity on convertible notes (1)	$752,385	$185,258	$350,000	$217,127	$—
Principal due on Term Loan due January 30, 2022 (2)	399,000	4,000	8,000	8,000	379,000
Interest due on convertible notes	50,498	21,436	21,562	7,500	—
Interest due on Term Loan due January 30, 2022 (2)	66,082	14,081	27,778	24,223	—
Payments due under interest rate swaps (2)	10,643	2,984	5,032	2,627	—
Operating leases (3)	143,135	16,843	47,780	33,527	44,985
Purchase obligations (4)	280,645	280,645	—	—	—
Capital leases— equipment	4,015	1,759	2,256	—	—
Capital leases— buildings (5)	118,679	7,041	14,143	14,507	82,988
Other obligations	2,340	1,015	1,325	—	—
Total (6)	$1,827,422	$535,062	$477,876	$307,511	$506,973
_____________________________________

(1)
Includes the accretion of the principal amount on our outstanding 4.0% Convertible Senior Notes, due December 15, 2020 payable at maturity at a rate of 1.85% per year compounded semi-annually, commencing December 27, 2012.

(2)
Interest on the 2022 Term Loan and payments due under the interest rate swaps is variable and calculated using the rate in effect on the balance sheet date. For additional information about our term loans and the interest rate swaps, see Notes 14 and 16 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

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

(6)
As of April 30, 2017, we also had approximately $14.0 million of other long-term obligations in our Condensed Consolidated Balance Sheet for unrecognized tax positions that are not included in this table because the timing of any cash settlement with the respective tax authority, if any, cannot be reasonably estimated.

Some of our commercial commitments, including some of the future minimum payments in operating leases set forth above and certain commitments to customers, are secured by standby letters of credit collateralized under our ABL Credit Facility or restricted cash. Restricted cash balances are included in other current assets or other long-term assets depending upon the duration of the underlying letter of credit obligation. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of April 30, 2017 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Standby letters of credit	$77,681	$36,511	$18,455	$12,542	$10,173

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

Our total deferred revenue for products was $49.9 million and $45.2 million as of April 30, 2017 and October 31, 2016, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $137.0 million and $137.7 million as of April 30, 2017 and October 31, 2016, respectively.

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

Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. We estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measurement of estimated fair value of our share-based compensation. See Note 19 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of April 30, 2017, total unrecognized compensation expense was $84.6 million: (i) $0.3 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 1.2 years; and (ii) $84.3 million which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.5 years.

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
For fiscal 2017, the Compensation Committee has approved an annual cash incentive arrangement generally applicable to full-time employees excluding commissioned salespersons, with the aggregate amount of any awards payable dependent upon the achievement of certain financial and operational goals for fiscal 2017. Given that the awards are generally contingent upon achieving annual objectives, the payment of cash incentive awards is not expected to be made until after fiscal year-end results are finalized. As a result, the expense that we accrue for cash incentive compensation in any interim period in fiscal 2017 is based upon estimates of expected financial results for the year and expected performance against relevant operating objectives. Because assessing actual performance against many of these objectives cannot generally occur until at or near fiscal year-end, determining the amount of expense that we incur in our interim financial statements for incentive compensation involves the judgment of management. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. We incurred an aggregate of $29.5 million of expense in the first six months of fiscal 2017 associated with our cash incentive bonus plan for fiscal 2017.
Reserve for Inventory Obsolescence

We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. Upon recognition of the write down, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In an effort to limit our exposure to delivery delays and to satisfy customer needs we purchase inventory based on forecasted sales across our product lines. In addition, part of our research and development strategy is to promote the convergence of similar features and functionalities across our product lines. Each of these practices exposes us to the risk that our customers will not order products for which we have forecasted sales, or will purchase less than we have forecasted. Historically, we have experienced write downs due to changes in our strategic direction, discontinuance of a product and declines in market conditions. We recorded charges for excess and obsolete inventory of $19.6 million and $20.1 million in the first six months of fiscal 2017 and 2016, respectively. The charges in fiscal 2017 primarily were related to a decrease in the forecasted demand for certain Networking Platform products. Our inventory net of allowance for excess and obsolescence was $287.1 million and $211.3 million as of April 30, 2017 and October 31, 2016, respectively.

Allowance for Doubtful Accounts Receivable

Our allowance for doubtful accounts receivable is based on management's assessment, on a specific identification basis, of the collectibility of customer accounts. We perform ongoing credit evaluations of our customers and generally have not required collateral or other forms of security from customers. In determining the appropriate balance for our allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectibility. In doing so, we consider creditworthiness, payment history, account activity and communication with such customer. If a customer's financial condition changes, or if actual defaults are higher than our historical experience, we may be required to take a charge for an allowance for doubtful accounts receivable which could have an adverse impact on our results of operations. Our accounts receivable, net of allowance for doubtful accounts, was $564.9 million and $576.2 million as of April 30, 2017 and October 31, 2016, respectively. Our allowance for doubtful accounts was $4.5 million and $4.0 million as of April 30, 2017 and October 31, 2016, respectively.

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
The first step in the process of assessing goodwill impairment is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two as amended by ASU No. 2017-04, which we adopted in the first quarter in fiscal 2017, requires goodwill impairments to be measured on the basis of the fair value of the reporting unit relative to the reporting unit's carrying amount. A non-cash goodwill impairment charge would have the effect of decreasing earnings or increasing losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period. As of April 30, 2017 and October 31, 2016, the goodwill balance was $266.8 million and $267.0 million, respectively.

Long-lived Assets

Our long-lived assets include: equipment, building, furniture and fixtures; finite-lived intangible assets; in-process research and development; and maintenance spares. As of April 30, 2017 and October 31, 2016, these assets totaled $461.5 million and $484.7 million, net, respectively. We test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets' carrying amount is not recoverable from its undiscounted cash flows. Our long-lived assets are assigned to asset groups which represent the lowest level for which we identify cash flows. We measure impairment loss as the amount by which the carrying amount of the asset or asset group exceeds its fair value.

Deferred Tax Valuation Allowance

We provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets will ultimately not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those deferred tax assets will become deductible. We assess available positive and negative evidence regarding our ability to realize our deferred tax assets and record a valuation allowance when it is more likely than not that deferred tax assets will not be realized. To form a conclusion, management considers our recent financial results and trends and makes judgments and estimates related to projections of profitability, the timing and extent of the use of net operating loss carryforwards, and tax planning strategies. At April 30, 2017, we were not in a three-year cumulative loss position. However, management determined that a valuation allowance is still necessary, due to, among other things, the relatively low level of cumulative pre-tax income during this period — cumulative 12-quarter profit was only recently achieved in the second half of fiscal 2016 — and our lengthy history of operating losses. We will continue to evaluate future financial performance to determine whether such profitability is both sustainable and significant enough to provide sufficient evidence to support reversal of all or a portion of the valuation allowance. Any future release of valuation allowance may be recorded as a tax benefit increasing net income or as an adjustment to paid-in capital, based on tax ordering requirements. The valuation allowance balance at April 30, 2017 was $1.5 billion.

Warranty

Our liability for product warranties, included in other accrued liabilities, was $46.0 million and $52.3 million as of April 30, 2017 and October 31, 2016, respectively. Our products are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties was $2.3 million and $9.6 million for the first six months of fiscal 2017 and 2016, respectively. See Note 13 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report. The provision for warranty claims may fluctuate on a quarterly basis depending upon the mix of products and customers in that period. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. An increase in warranty claims or the related costs associated with satisfying our warranty obligations could increase our cost of sales and negatively affect our gross margin.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.

Interest Rate Sensitivity. We currently hold investments in U.S. government obligations and commercial paper with varying maturities. See Notes 5 and 6 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for information relating to investments and fair value. These investments are sensitive to interest rate movements, and their fair value will decline as interest rates rise and increase as interest rates decline. We estimate that a 100 basis point (1.0%) increase in interest rates across the yield curve from rates in effect as of the balance sheet date would cause a $2.6 million decline in value.

Our earnings and cash flows from operations would be exposed to changes in interest rates because of the floating rate of interest in our 2022 Term Loan if such loan was not hedged using floating to fixed rate interest rate swaps. See Note 14 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report. The 2022 Term Loan bears interest at LIBOR plus a spread of 2.5%, subject to a minimum LIBOR rate of 0.75%. We have entered into interest rate swap arrangements ("interest rate swaps") that hedge 77% to 98% of the 2022 Term Loan principal value through January 2021. As such, a 100 basis point (1.0%) increase in the LIBOR rate as of our most recent LIBOR rate setting would have an immaterial impact in annualized interest expense on our 2022 Term Loan as recognized in our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Risk. As a global concern, our business and results of operations are exposed to and can be impacted by movements in foreign currency exchange rates. For example, the announcement of the United Kingdom (UK) referendum in which voters approved an exit from the European Union (EU), commonly referred to as "Brexit," has previously caused, and may continue to cause, significant volatility in currency exchange rate fluctuations. Due to our global sales presence, some of our sales transactions and revenue are non-U.S. Dollar denominated, with the Canadian Dollar, Euro and Brazilian Real being our most significant foreign currency revenue exposures. If the U.S. Dollar strengthens against these currencies, our revenue for these transactions reported in U.S. Dollars would decline. For our U.S. Dollar denominated sales, an increase in the value of the U.S. Dollar would increase the real costs of our products to customers in markets outside the United States, which could impact our competitive position. During the first six months of fiscal 2017, approximately 18.7% of revenue was non-U.S. Dollar denominated. During the first six months of fiscal 2017 as compared to the first six months of fiscal 2016, the U.S. Dollar strengthened against the Argentina Peso, Euro and British Pound, primarily offset by weakening against the Brazilian Real, consequently, our revenue reported in U.S. Dollars was slightly reduced by approximately $4.9 million or 0.4%. As they relate to costs of goods sold, employee-related and facilities costs associated with certain manufacturing-related operations in Canada represent our primary exposure to foreign currency exchange risk.
With regard to operating expense, our primary exposure to foreign currency exchange risk relates to the Canadian Dollar, British Pound, Euro, Indian Rupee and Brazilian Real. During the first six months of fiscal 2017, approximately 52% of our operating expense was non-U.S. Dollar denominated. If these or other currencies strengthen, costs reported in U.S. Dollars will increase. During the first six months of fiscal 2017, research and development expense was adversely affected by approximately $2.0 million, net of hedging, primarily due to the weakening of the U.S. Dollar in relation to the Canadian Dollar in comparison to the first six months of fiscal 2016.
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
Ciena Corporation, as the U.S. parent entity, uses the U.S. Dollar as its functional currency; however, some of our foreign branch offices and subsidiaries use the local currency as their functional currency. During the first six months of fiscal 2017, we recorded $1.1 million in foreign currency exchange losses, as a result of monetary assets and liabilities that were transacted in a currency other than the entity's functional currency, and the re-measurement adjustments were recorded in interest and other income (loss), net on the Condensed Consolidated Statement of Operations. From time to time, we use foreign currency forwards to hedge these balance sheet exposures. These forwards are not designated as hedges for accounting purposes and any net gain or loss associated with these derivatives is reported in interest and other income (loss), net on the Condensed Consolidated Statement of Operations. During first six months of fiscal 2017, we recorded losses of $1.7 million from these derivatives. See Note 2, Note 4 and Note 14 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From May 15 through June 3, 2015, five separate putative class action lawsuits in connection with Ciena’s then-pending acquisition of Cyan, Inc. (“Cyan”) were filed in the Court of Chancery of the State of Delaware. On June 23, 2015, each of these lawsuits was consolidated into a single case captioned In Re Cyan, Inc. Shareholder Litigation, Consol. C.A. No. 11027-CB. On July 9, 2015, the plaintiffs filed a verified amended class action complaint, which named as defendants Ciena, a Ciena subsidiary created solely for the purpose of effecting the acquisition (“Merger Sub”), and the members of Cyan’s board of directors. On August 5, 2015, the defendants filed motions to dismiss the amended complaint. On October 1, 2015, the plaintiffs filed a second amended complaint which named as defendants the members of Cyan’s board of directors. Cyan, Ciena, and Merger Sub were not named as defendants. On July 15, 2016, the plaintiffs filed a third amended complaint, which generally alleges that the Cyan board members breached their fiduciary duties by engaging in a conflicted and unfair sales process, failing to maximize stockholder value in the acquisition, taking steps to preclude competitive bidding, and failing to disclose material information necessary for stockholders to make an informed decision regarding the acquisition. The third amended complaint seeks (i) a declaration that the plaintiffs are entitled to a quasi-appraisal remedy, (ii) rescissory damages, (iii) recovery through an accounting of all damages caused as a result of the alleged breaches of fiduciary duties, (iv) compensatory damages, and (v) costs including attorneys’ fees and experts’ fees. On August 5, 2016, the defendants filed a motion to dismiss the third amended complaint. On May 11, 2017, the Court of Chancery granted the defendants' motion to dismiss the third amended complaint with prejudice.
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
Our revenue and results of operations can fluctuate significantly and unpredictably from quarter to quarter. We budget our expense levels based on our technology roadmap, our projections of resources needed in the field, and our plans to upgrade our support processes and organization, informed by our visibility into customer spending plans and our projections of future revenue and gross margin. Customer spending levels are uncertain and subject to change, and reductions in our expense levels can take significant time to implement. A significant portion of our quarterly revenue is generated from customer orders received in that same quarter (which we refer to as “book to revenue”). Increased reliance on book to revenue introduces a number of risks, including the inherent difficulty in forecasting the amount and timing of book to revenue in any given quarter, and may increase the likelihood of fluctuations in our results. Accordingly, our revenue for a particular quarter is difficult to predict, and a shortfall in expected orders in a given quarter can materially adversely affect our revenue and results of operations for that quarter or future quarterly periods. Additional factors that contribute to fluctuations in our revenue and operating results include:

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

Because a number of our largest customers are communications service providers, our business and results of operations can be significantly affected by market, industry or competitive dynamics adversely affecting this segment. Our communications service provider customers face a rapidly shifting competitive landscape as cloud service operators,"over-the-top" and other content providers challenge their traditional business models and network infrastructures. Moreover, a number of our communications service provider customers, including AT&T, Verizon and Centurylink, have recently announced significant acquisition transactions. Such transactions have in the past, and may in the future, result in spending delays or deferrals, or changes in preferred vendors, as the integration of combined network infrastructures proceeds and procurement strategies are determined. There can be no assurance that we will be able to maintain the revenue levels we have previously achieved with customers, including our communications service provider customers. The loss of any of our largest customers, or a significant reduction in their spending, could have a material adverse effect on our business and results of operations.

We face intense competition that could hurt our sales and results of operations, and we expect the competitive landscape in which we operate to continue to broaden to include additional solutions providers.
We face an intense competitive market for sales of communications networking equipment, software and services. Competition is intense on a global basis, as we and our competitors aggressively seek to capture market share and displace incumbent equipment vendors. A small number of very large vendors have historically dominated our industry, many of which have substantially greater financial and marketing resources, broader product offerings, and more established relationships with service providers and other customer segments than we do. Moreover, certain customers are adopting procurement strategies that seek to purchase a broader set of networking solutions from a single or small number of vendors. Because of their scale and resources, and a more diverse offering, certain of our larger competitors may be perceived to be a better fit for the procurement or network operating and management strategies of large service providers. We also compete with a number of smaller companies that provide significant competition for a specific product, application, customer segment or geographic market. Due to the narrower focus of their efforts, these competitors may achieve commercial availability of their products more quickly or may be more attractive to customers in a particular product niche.

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

We maintain a global sourcing strategy and depend on third party suppliers in international markets for support in our product design and development, and in the sourcing of key product components and subsystems. Our products include optical and electronic components for which reliable, high-volume supply is often available only from sole or limited sources. Increases in market demand or scarcity of resources or manufacturing capability have resulted, and may in the future result, in shortages in availability of important components for our solutions, product allocation challenges, deployment delays and increased lead times. We are exposed to risks relating to unfavorable economic conditions or other similar challenges affecting the businesses and results of operations of our component providers that can affect their liquidity levels, ability to continue investing in their businesses, ability to meet development commitments and manufacturing capability. These and other challenges affecting our suppliers could expose our business to increased costs, loss or lack of supply, or discontinuation of components that can result in lost revenue, additional product costs, increased lead times and deployment delays that could harm our business and customer relationships. We do not have any guarantees of supply from these third parties, and in certain cases are relying upon temporary commercial arrangements or standard purchase orders. As a result, there is no assurance that we will be able to secure the components or subsystems that we require, in sufficient quantity and quality, and on reasonable terms. Moreover, our access to necessary components could be adversely impacted by competition from component vendors, including those in our supply chain, who develop competing networking products based on off-the-shelf or commoditized hardware technology, referred to as “white box” hardware. The loss of a source of supply, or lack of sufficient availability of key components, could require that we locate an alternate source or redesign our products, either of which could result in business interruption and increased costs and could negatively affect our product gross margin and results of operations. Our business and results of operations would be negatively affected if we were to experience any significant disruption or difficulties with key suppliers affecting the price, quality, availability or timely delivery of required components.

Investment of research and development resources in communications networking technologies for which there is not an adequate matching market opportunity, or failure to sufficiently or timely invest in technologies for which there is market demand, would adversely affect our revenue and profitability.

The market for communications networking hardware and software solutions is characterized by rapidly evolving technologies, changes in market demand and increasing adoption of software-based networking solutions. We continually invest in research and development to sustain or enhance our existing hardware and software solutions and to develop or acquire new technologies including new software platforms. There is often a lengthy period between commencing these development initiatives and bringing new or improved solutions to market. During this time, technology preferences, customer demand and the markets for our solutions, or those introduced by our competitors, may move in directions that we had not anticipated. There is no guarantee that our new products, including our Blue Planet software platform, or enhancements to other solutions, will achieve market acceptance or that the timing of market adoption will be as predicted. As a result, there is a significant possibility that some of our development decisions, including significant expenditures on acquisitions, research and development costs, or investments in technologies, will not meet our expectations, and that our investment in some projects will be unprofitable. There is also a possibility that we may miss a market opportunity because we failed to invest, or invested too late, in a technology, product or enhancement sought by our customers. Changes in market demand or investment priorities may also cause us to discontinue existing or planned development for new products or features, which can have a disruptive effect on our relationships with customers. If we fail to make the right investments or fail to make them at the right time, our competitive position may suffer, and our revenue and profitability could be adversely affected.
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

A key part of our business strategy and ability to derive the anticipated benefits of our acquisition of Cyan will depend on our ability to gain market adoption for our Blue Planet software platform. If the markets relating to software solutions, including SDN, NFV, service orchestration and software management and control, do not develop as we anticipate, or if we are unable to increase market awareness and adoption of our Blue Planet solutions as a preferred solution within those markets, demand for our Blue Planet solutions may not grow. As a result, the success of our Cyan acquisition and our long-term success in the software market will depend to a significant extent on potential customers recognizing the benefits of our next-generation Blue Planet software solutions, and the willingness of service providers and high-performance data center and other network operators to increase their use of SDN and NFV solutions in their networks. The market for these solutions is at an early stage, and it is difficult to predict important trends, including the potential growth, if any, of this market. If the market for these software solutions does not evolve in the way we anticipate or if customers do not adopt our solutions, we may not to be able to increase sales of our Blue Planet platform, and our revenue and profitability would be adversely affected. If we are not able to successfully achieve these objectives, certain of the anticipated benefits of the merger may not be realized fully, or may take longer to realize than expected.

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
To avoid delays and meet customer demand for shorter delivery terms, we place orders with our contract manufacturers and component suppliers based on forecasts of customer demand. In a number of cases these suppliers may require longer lead times for fulfillment than we have with our customers. Thus, our practice of buying inventory based on forecasted demand exposes us to the risk that our customers ultimately may not order the products we have forecast or will purchase fewer products than forecast. As a result, we may purchase inventory in anticipation of sales that ultimately do not occur. We regularly incur, on a quarterly basis, expense provisions against excess or obsolete inventory. Market uncertainty can also limit our visibility into customer spending plans and compound the difficulty of forecasting inventory at appropriate levels. Moreover, our customer purchase agreements generally do not include any minimum purchase commitment. Also, customers often have the right to modify, reduce or cancel purchase quantities, and spending levels can be uncertain and subject to significant fluctuation. Our products are highly configurable, and certain new products have overlapping feature sets or application as existing products. Accordingly, it is increasingly possible that customers may forgo purchases of certain products we have inventoried in favor of a similar, newer product. We may also be exposed to the risk of inventory write-offs as a result of certain supply chain initiatives, including consolidation and transfer of key manufacturing activities. If we are required to write off or write down a significant amount of inventory, our results of operations for the applicable period would be materially adversely affected.
Our new distribution channel for our WaveLogic coherent technology could be unprofitable, could expose us to increased or new forms of competition, and could adversely affect our systems business and competitive position.
Our new distribution relationships with Lumentum, NeoPhotonics and Oclaro present a number of risks for our business as we make available and distribute key elements of our WaveLogic coherent optical technology as a component for the first time. In order to develop these components and design the module to be sold by our partners, we will be required to incur additional research and development costs. However, this form of distribution channel for an existing system vendor is new in our industry and unproven in the market. The success of these distribution relationships will depend on, among other things, our ability to adapt to this new component market and commercial model and the ability of our partners to manufacture, market and sell optical modules containing our components in the “merchant” market. And, there is no guarantee that the modules containing our components will achieve market acceptance or that the timing of market adoption will be as predicted. As a result, it is possible that our research and development investments in this new distribution channel will be unprofitable.
Lumentum, NeoPhotonics and Oclaro each have the unrestricted ability to sell such modules to end users, including our customers, our competitors, and other vendors or network operators who plan to build or use “white box” hardware. Making our critical technology available in this manner could adversely impact the sale of products in our existing systems business. For example, our customers may choose to adopt disaggregated consumption models or third party solutions using these Ciena-designed optical modules instead of purchasing systems-based solutions from us. Alternatively, we may encounter situations where we are competing for opportunities in the market directly against a system from one of our competitors that incorporates

Ciena-designed modules. In addition, making this key technology available and enabling a third-party partner to manufacture Ciena-designed modules may adversely affect our competitive position and increase the risk that third parties misappropriate or attempt to use our technology or related intellectual property without our authorization. These and other risks or unanticipated liabilities or costs associated with our new distribution strategy could harm our reputation and adversely affect our business and our results of operations.
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
From time to time third parties may assert claims or initiate litigation or other proceedings related to patent, copyright, trademark and other intellectual property rights to technologies and related standards that are relevant to our business. The rate of infringement assertions by patent assertion entities is increasing, particularly in the United States. Generally, these patent owners neither manufacture nor use the patented invention directly, and they seek to derive value from their ownership solely through royalties from patent licensing programs.
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

Any of these events could adversely affect our business, results of operations and financial condition. Our exposure to risks associated with the use of intellectual property may increase as a result of acquisitions, as we would have a lower level of visibility into the development process with respect to such technology and the steps taken to safeguard against the risks of infringing the rights of third parties.

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

We rely upon a number of internal business processes and information systems to support key business functions, and the efficient operation of these processes and systems is critical to managing our business. Our business processes and information systems must be sufficiently scalable to support the growth of our business and may require modifications or upgrades that expose us to a number of operational risks. We are currently pursuing initiatives to transform and optimize our business operations through the reengineering of certain processes, investment in automation, and engagement of strategic partners or resources to assist with certain business functions. These changes require a significant investment of capital and human resources and may be costly and disruptive to our operations, and they could impose substantial demands on management time. These changes may also require changes in our information systems, modification of internal control procedures and significant training of employees or third party resources. There can be no assurance that our business and operations will not experience disruption in connection with our current system upgrade or other initiatives. Even if we do not encounter these adverse effects or disruption in our business, the design and implementation of these new systems may be more costly than anticipated.

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

As of the date of this report, we had approximately $752.4 million in indebtedness repayable at maturity under our outstanding convertible notes. In the event that some or all of these notes are converted into common stock, the ownership interests of our existing stockholders will be diluted, and any sales of such shares in the public market following conversion may adversely affect the market price for our common stock. We are also a party to credit agreements relating to a $250 million senior secured asset-based revolving credit facility and an outstanding senior secured term loan with $399.0 million repayable at maturity. The agreements governing these credit facilities contain certain covenants that limit our ability, among other things, to incur additional debt, create liens and encumbrances, pay cash dividends, redeem or repurchase stock, enter into certain acquisition transactions or transactions with affiliates, repay certain indebtedness, make investments or dispose of assets. The agreements also include customary remedies, including the right of the lenders to take action with respect to the collateral securing the loans, that would apply should we default or otherwise be unable to satisfy our debt obligations.

Our indebtedness could have important negative consequences, including:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing, particularly in unfavorable capital and credit market conditions;

•	debt service and repayment obligations that may adversely impact our results of operations and reduce the availability of cash resources for other business purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the markets; and

•	placing us at a possible competitive disadvantage to competitors who have better access to capital resources.

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

We have undertaken and expect to undertake in the future the transition of two of our significant research and development facilities, which will affect a large number of our employees. The lease for our Lab 10 building on the Carling Campus in Ottawa, Canada will expire in fiscal 2018, and the leases for our facilities in Gurgaon, India will expire in fiscal 2018 and fiscal 2019. The Ottawa and Gurgaon facilities represent our two largest research and development sites, and they house both significant headcount including key engineering personnel and a large amount of sophisticated lab equipment. In Ottawa, we are in the process of developing a new research and development campus, and we are transitioning our existing operations and personnel to the new campus in anticipation of the expiration of the Lab 10 lease. In Gurgaon, we recently entered into a lease for a new building adjacent to one of our existing facilities, and we will be transitioning certain of our existing operations and personnel to the new building during 2017 and 2018. Relocating our engineering operations may be costly, and there can be no assurance that the transition of key engineering functions to a successor facility will not be disruptive or adversely affect productivity. Significant facilities transitions could be disruptive to our operations and may result in additional or unanticipated expense and adverse effects on our cash position and cash flows.

The potential effects of the referendum on the UK’s membership in the European Union remain uncertain.
On June 23, 2016, the United Kingdom (UK) held a referendum in which voters approved an exit from the European Union (EU), commonly referred to as "Brexit," and on March 29, 2017 notified the EU that it intended to exit as provided in Article 50 of the Treaty on European Union. The terms of the withdrawal are subject to a negotiation period that could last at least two years from the withdrawal notification date. This will be either accompanied or followed by additional negotiations between the EU and the UK concerning the future relations between the parties. Nevertheless, Brexit has created significant uncertainty about the future relationship between the UK and the EU. It is possible that the level of economic activity in this region will be adversely impacted and that there will be increased regulatory and legal complexities, including those relating to tax, trade, security, and employees. Such changes could be costly and potentially disruptive to our operations and business relationships in these markets. In addition, Brexit could lead to economic uncertainty, including significant volatility in global stock markets and currency exchange rates, that may adversely impact our business. While we have adopted certain financial measures to reduce the risks of doing business internationally, we cannot ensure that such measures will be adequate to allow us to operate without disruption or adverse impact to our business and financial results in the affected regions.

Restructuring activities could disrupt our business and affect our results of operations.

We have previously taken steps, including reductions in force, office closures, and internal reorganizations to reduce the size and cost of our operations, improve efficiencies, or realign our organization and staffing to better match our market opportunities and our technology development initiatives. We may take similar steps in the future as we seek to realize operating synergies, to optimize our operations to achieve our target operating model and profitability objectives, or to reflect more closely changes in the strategic direction of our business. These changes could be disruptive to our business, including our research and development efforts, and could result in significant expense, including accounting charges for inventory and technology-related write-offs, workforce reduction costs and charges relating to consolidation of excess facilities. Substantial expense or charges resulting from restructuring activities could adversely affect our results of operations and use of cash in those periods in which we undertake such actions.

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

We may acquire or make investments in other technology companies, or enter into other strategic relationships, to expand the markets we address, diversify our customer base or acquire, or accelerate the development of, technology or products. To do so, we may use cash, issue equity that could dilute our current stockholders, or incur debt or assume indebtedness. Strategic transactions, including our acquisition of Cyan in fiscal 2015 and our acquisition of the high-speed photonics components (“HSPC”) assets from TeraXion in fiscal 2016, can involve numerous additional risks, including:

•	failure to achieve the anticipated transaction benefits or the projected financial results and operational synergies;

•	greater than expected acquisition and integration costs;

•	disruption due to the integration and rationalization of operations, products, technologies and personnel;

•	diversion of management attention;

•	difficulty completing projects of the acquired company and costs related to in-process projects;

•	difficulty managing customer transitions or entering into new markets;

•	the loss of key employees;

•	disruption or termination of business relationships with customers, suppliers, vendors, landlords, licensors and other business partners;

•	ineffective internal controls over financial reporting;

•	dependence on unfamiliar suppliers or manufacturers;

•	assumption of or exposure to unanticipated liabilities, including intellectual property infringement or other legal claims; and

•	adverse tax or accounting impact.

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

Our operations are regulated under various federal, state, local and international laws relating to the environment and potential climate change. If we were to violate or become liable under these laws or regulations, we could incur fines, costs related to damage to property or personal injury, and costs related to investigation or remediation activities. Our product design efforts and the manufacturing of our products are also subject to evolving requirements relating to the presence of certain materials or substances in our equipment, including regulations that make producers for such products financially responsible for the collection, treatment and recycling of certain products. For example, our operations and financial results may be negatively affected by environmental regulations, such as the Waste Electrical and Electronic Equipment (WEEE) and Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) that have been adopted by the European Union. Compliance with these and similar environmental regulations may increase our cost of designing, manufacturing, selling and removing our products. The SEC has adopted disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries (“DRC”) and disclosure requirements with respect to procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals from the DRC. Certain of these minerals are present in our products. SEC rules implementing these requirements may have the effect of reducing the pool of suppliers who can supply DRC “conflict free” components and parts, and we may not be able to obtain conflict free products or supplies in sufficient quantities for our operations. Because our supply chain is complex, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to verify sufficiently the origins for the “conflict minerals” used in our products and cannot assert that our products are “conflict free.” Environmental or similar social initiatives may also make it difficult to obtain supply of compliant components or may require us to write off non-compliant inventory, which could have an adverse effect on our business and operating results.

We may be required to write down goodwill or long-lived assets, and these impairment charges would adversely affect our operating results.

As of April 30, 2017 our balance sheet includes $266.8 million of goodwill. This amount represents the remaining excess of the total purchase price of our acquisitions of Cyan and the HSPC assets from TeraXion over the fair value of the net assets acquired. We test each reporting unit for impairment of goodwill on an annual basis, and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. As of April 30, 2017, our balance sheet also includes $461.5 million in long-lived assets, which includes $113.2 million of intangible assets. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These assumptions are used to forecast future, undiscounted cash flows upon which our estimates are based. Periods of significant uncertainty or instability of macroeconomic conditions can make forecasting future business difficult. If actual market conditions differ or our forecasts change for our business or any particular operating segment, we may be required to reassess goodwill or long-lived assets, and we could record an impairment charge. Any impairment charge relating to goodwill or long-lived assets would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report a report containing management's assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Compliance with these requirements has resulted in, and is likely to continue to result in, significant costs and the commitment of time and operational resources. Certain ongoing initiatives, including efforts to transform business processes or to transition certain functions to third party resources or providers, will necessitate modifications to our internal control systems, processes and related information systems as we optimize our business and operations. Our expansion into new regions could pose further challenges to our internal control systems. We cannot be certain that our current design for internal control over financial reporting, or any additional changes to be made, will be sufficient to enable management to determine that our internal controls are effective for any period, or on an ongoing basis. If we are unable to assert that our internal controls over financial reporting are effective, market perception of our financial condition and the trading price of our stock may be adversely affected, and customer perception of our business may suffer.

Our stock price is volatile.
Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. Volatility in our stock price can arise as a result of a number of the factors discussed in this “Risk Factors” section. During fiscal 2016, our closing stock price ranged from a high of $25.30 per share to a low of $15.73 per share. The stock market has experienced significant price and volume fluctuation that has affected the market price of many technology companies, with such volatility often unrelated to the operating performance of these companies. Divergence between our actual or anticipated financial results and published expectations of investment analysts, or the expectations of the market generally, can cause significant swings in our stock price. Our stock price can also be affected by market conditions in our industry as well as announcements that we, our competitors, vendors or our customers may make. These may include announcements of financial results or changes in estimated financial results, technological innovations, the gain or loss of customers, or key opportunities. Our common stock is also included in certain market indices, and any change in the composition of these indices to exclude our company would adversely affect our stock price. These and other factors affecting macroeconomic conditions or financial markets may materially adversely affect the market price of our common stock in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

10.1	Amended and Restated 2003 Employee Stock Purchase Plan
10.2	Employee Stock Purchase Plan Enrollment Agreement
10.3	Ciena Corporation 2017 Omnibus Incentive Plan*
10.4	Form of Employee Restricted Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan*
10.5	Form of Director Restricted Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan*
10.6	Form of Performance Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan*
10.7
Omnibus Refinancing Amendment to Credit Agreement (dated as of July 15, 2014, as amended), Security Agreement, and Pledge Agreement, dated as of January 30, 2017, by and among Ciena Corporation, as borrower, Ciena Communications, Inc. and Ciena Government Solutions, Inc., as guarantors, Bank of America, N.A. as administrative agent, and the lenders party thereto**

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference from Ciena’s Current Report on Form 8-K filed March 29, 2017
**	Incorporated by reference from Ciena’s Quarterly Report on Form 10-Q filed March 8, 2017

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ciena Corporation
Date:	June 7, 2017	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	June 7, 2017	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)