Form 10-Q
period 2017-07-31
CIENA CORP
filed 2017-09-07
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2017
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

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 1, 2017
common stock, $0.01 par value	142,688,322

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
Revenue:
Products	$610,742	$553,450	$1,702,365	$1,535,017
Services	117,977	117,100	354,873	349,365
Total revenue	728,719	670,550	2,057,238	1,884,382
Cost of goods sold:
Products	341,197	299,381	955,303	851,641
Services	59,446	62,684	181,834	189,713
Total cost of goods sold	400,643	362,065	1,137,137	1,041,354
Gross profit	328,076	308,485	920,101	843,028
Operating expenses:
Research and development	117,729	116,697	356,221	339,346
Selling and marketing	86,739	83,732	260,292	252,878
General and administrative	35,569	34,336	106,423	100,681
Amortization of intangible assets	3,837	14,529	29,368	46,957
Acquisition and integration costs	—	1,029	—	4,613
Restructuring costs	2,203	1,138	8,874	2,057
Total operating expenses	246,077	251,461	761,178	746,532
Income from operations	81,999	57,024	158,923	96,496
Interest and other income (loss), net	(848)	(3,647)	(3,396)	(11,456)
Interest expense	(13,415)	(15,967)	(41,926)	(41,285)
Income before income taxes	67,736	37,410	113,601	43,755
Provision for income taxes	7,726	3,864	11,704	7,758
Net income	$60,010	$33,546	$101,897	$35,997
Basic net income per common share	$0.42	$0.24	$0.72	$0.26
Diluted net income per potential common share	$0.39	$0.23	$0.69	$0.26
Weighted average basic common shares outstanding	142,464	138,881	141,631	137,835
Weighted average dilutive potential common shares outstanding	172,112	169,349	164,431	139,053

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Quarter Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
Net income	$60,010	$33,546	$101,897	$35,997
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(6)	169	(533)	425
Change in unrealized gain (loss) on foreign currency forward contracts, net of tax	2,380	(946)	2,906	518
Change in unrealized gain (loss) on forward starting interest rate swap, net of tax	(327)	(2,270)	4,570	(2,176)
Change in cumulative translation adjustments	13,644	(2,724)	11,891	1,969
Other comprehensive income (loss)	15,691	(5,771)	18,834	736
Total comprehensive income	$75,701	$27,775	$120,731	$36,733

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	July 31, 2017	October 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$559,540	$777,615
Short-term investments	234,743	275,248
Accounts receivable, net	653,242	576,235
Inventories	276,421	211,251
Prepaid expenses and other	199,189	172,843
Total current assets	1,923,135	2,013,192
Long-term investments	59,874	90,172
Equipment, building, furniture and fixtures, net	314,850	288,406
Goodwill	267,841	266,974
Other intangible assets, net	106,990	146,711
Other long-term assets	63,970	68,120
Total assets	$2,736,660	$2,873,575
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$258,358	$235,942
Accrued liabilities and other short-term obligations	284,629	310,353
Deferred revenue	110,629	109,009
Current portion of long-term debt	4,000	236,241
Total current liabilities	657,616	891,545
Long-term deferred revenue	86,898	73,854
Other long-term obligations	116,534	124,394
Long-term debt, net	931,302	1,017,441
Total liabilities	$1,792,350	$2,107,234
Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 142,672,784 and 139,767,627 shares issued and outstanding	1,427	1,398
Additional paid-in capital	6,772,687	6,715,478
Accumulated other comprehensive loss	(5,495)	(24,329)
Accumulated deficit	(5,824,309)	(5,926,206)
Total stockholders’ equity	944,310	766,341
Total liabilities and stockholders’ equity	$2,736,660	$2,873,575

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended July 31,
	2017	2016
Cash flows provided by operating activities:
Net income	$101,897	$35,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	55,873	46,624
Share-based compensation costs	36,843	41,832
Amortization of intangible assets	39,721	59,428
Provision for inventory excess and obsolescence	28,727	26,663
Provision for warranty	5,188	13,114
Other	21,076	15,706
Changes in assets and liabilities:
Accounts receivable	(80,652)	(37,768)
Inventories	(93,896)	(56,267)
Prepaid expenses and other	(26,450)	16,687
Accounts payable, accruals and other obligations	(5,960)	(5,087)
Deferred revenue	13,978	(4,120)
Net cash provided by operating activities	96,345	152,809
Cash flows used in investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(76,004)	(81,161)
Purchase of available for sale securities	(189,802)	(340,168)
Proceeds from maturities of available for sale securities	260,003	160,606
Settlement of foreign currency forward contracts, net	(1,619)	(9,982)
Acquisition of business, net of cash acquired	—	(32,000)
Net cash used in investing activities	(7,422)	(302,705)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of term loan, net	—	248,750
Payment of long-term debt	(232,554)	(45,990)
Payment for modification of term loans	(93,625)	—
Payment of debt issuance costs	—	(3,980)
Payment of capital lease obligations	(2,650)	(5,359)
Proceeds from issuance of common stock	20,395	22,118
Net cash provided by (used in) financing activities	(308,434)	215,539
Effect of exchange rate changes on cash and cash equivalents	1,436	(1,696)
Net increase (decrease) in cash and cash equivalents	(218,075)	63,947
Cash and cash equivalents at beginning of period	777,615	790,971
Cash and cash equivalents at end of period	$559,540	$854,918
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$33,861	$31,787
Cash paid during the period for income taxes, net	$26,793	$9,947
Non-cash investing activities
Purchase of equipment in accounts payable	$6,012	$10,204
Equipment acquired under capital lease	$—	$5,322
Building subject to capital lease	$50,370	$8,993
Construction in progress subject to build-to-suit lease	$—	$35,875

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	INTERIM FINANCIAL STATEMENTS
The interim financial statements included herein for Ciena Corporation and its wholly owned subsidiaries (“Ciena”) have been prepared by Ciena, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments that Ciena considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial position of Ciena at the date of the interim balance sheets. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of October 31, 2016 was derived from audited financial statements, but does not include all disclosures required by GAAP. However, Ciena believes that the disclosures are adequate to understand the information presented herein. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with Ciena’s audited consolidated financial statements and the notes thereto included in Ciena’s annual report on Form 10-K for the fiscal year ended October 31, 2016.
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

Cash and Cash Equivalents

Ciena considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Any restricted cash collateralizing letters of credit is included either in other current assets or in other long-term assets depending upon the duration of the restriction.

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

Ciena has minority equity investments in privately held technology companies that are classified in other long-term assets. These investments are carried at cost because Ciena owns less than 20% of the voting equity and does not have the ability to exercise significant influence over the companies. Ciena monitors these investments for impairment and makes appropriate reductions to the carrying value when necessary. As of July 31, 2017, the combined carrying value of these investments was $6.0 million. Ciena has not estimated the fair value of these cost method investments because determining the fair value is not practicable. Ciena has not evaluated these investments for impairment as there have not been any events or changes in circumstances that Ciena believes would have had a significant adverse effect on the fair value of these investments.

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

The first step in the process of assessing goodwill impairment is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two as amended by Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2017-04, Simplifying the Test for Goodwill Impairment, adopted by Ciena in the first quarter of fiscal 2017, requires goodwill impairments to be measured on the basis of the fair value of the reporting unit relative to the reporting unit's carrying amount. A non-cash goodwill impairment charge would have the effect of decreasing earnings or increasing losses in such period. If Ciena is required to take a substantial impairment charge, its operating results would be materially adversely affected in such period.

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

VSOE, when determinable, is established based on Ciena's pricing and discounting practices for the specific product or service when sold separately. In determining whether VSOE exists, Ciena requires that a substantial majority of the selling prices for a product or service falls within a reasonably narrow pricing range. Ciena has been unable to establish TPE of selling price because its go-to-market strategy differs from that of others in its markets, and the extent of customization and differentiated features and functions varies among comparable products or services from its peers. Ciena determines BESP based upon management-approved pricing guidelines, which consider multiple factors including the type of product or service, gross margin objectives, competitive and market conditions, and the go-to-market strategy, all of which can affect pricing practices.

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

In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. In addition, tax authorities periodically audit Ciena’s income tax returns. These audits examine significant tax filing positions, including the timing and amounts of deductions and the allocation of income tax expenses among tax jurisdictions. Ciena is currently under audit in India for 2012 through 2014 and in Canada for 2011 through 2013. Management does not expect the outcome of these audits to have a material adverse effect on Ciena’s consolidated financial position, results of operations or cash flows. Ciena’s major tax jurisdictions and the earliest open tax years are as follows: United States (2014), United Kingdom (2014), Canada (2011), India (2012) and Brazil (2012). Limited adjustments can be made to Federal U.S. tax returns in earlier years in order to reduce net operating loss carryforwards. Ciena classifies interest and penalties related to uncertain tax positions as a component of income tax expense.

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

Newly Issued Accounting Standards - Effective

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. ASU 2015-03 is to be applied on a retrospective basis and represents a change in accounting principle. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, “Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” (“ASU 2015-15”), which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Ciena adopted these ASU's during the first quarter of fiscal 2017. The adoption of ASU 2015-03 resulted in the reclassification of unamortized debt issuance costs related to Ciena's convertible notes and term loans from other long-term assets to current portion of long-term debt and long-term debt, net in Ciena's Consolidated Balance sheets in the amount of $5.8 million at July 31, 2017 and $8.9 million at October 31, 2016. As permitted by ASU 2015-15, Ciena elected not to reclassify unamortized debt issuance costs associated with its ABL Credit Facility (described in Note 17 below) and to continue to present such capitalized costs in other assets.

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

Newly Issued Accounting Standards - Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts.

For multiple element software arrangements where VSOE of undelivered maintenance does not exist, Ciena currently recognizes revenue for the entire arrangement over the maintenance term. Ciena expects that the adoption of this ASU will require that it determine the stand alone selling price for each of the elements at the contract inception, and Ciena consequently expects certain software deliverables will be recognized at a point in time rather than over a period of time.

Ciena also expects certain installation and deployment and consulting and network design services will be recognized over a period of time rather than at a point in time.

Ciena has considered the impact of the guidance in ASC 340-40, Other Assets and Deferred Costs; Contracts with Customers, and the interpretations of the FASB Transition Resource Group for Revenue Recognition (TRG) with respect to capitalization and amortization of incremental costs of obtaining a contract. In conjunction with this interpretation, Ciena has elected to implement the practical expedient clause allowing for incremental costs to be recognized as an expense when incurred if the period of the asset recognition is one year or less and amortized over the period of performance if the period of the asset recognition is greater than one year.

Ciena expects to implement this standard using the modified retrospective approach whereby the cumulative effect at adoption will be an adjustment to the opening balance of retained earnings. The comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods. ASU 2014-09 will be effective for Ciena beginning in the first quarter of fiscal 2019. Ciena is continuing to evaluate other possible impacts of the adoption of this ASU on its Consolidated Financial Statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"), which requires an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by leased assets and to provide additional disclosures. ASU 2016-02 is effective for Ciena beginning in the first quarter of fiscal 2020. Under current GAAP, the majority of Ciena’s leases for its properties are considered operating leases, and Ciena expects that the adoption of this ASU will require these leases to be classified as financing leases and to be recognized as assets and liabilities on Ciena’s balance sheet. Ciena is continuing to evaluate other possible impacts of the adoption of this ASU on its Consolidated Financial Statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09 ("ASU 2016-09"), Improvements to Employee Share-Based Payment Accounting, which provides guidance on several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows. ASU 2016-09 is effective for Ciena beginning in the first quarter of fiscal 2018. Under the new guidance, Ciena would recognize all excess tax benefits previously unrecognized, along with any related valuation allowance, on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the date of adoption of this updated standard. Additionally, the consolidated statements of cash flows will include excess tax benefits as an operating activity, with the prior periods adjusted accordingly, as a result of the adoption. Finally, Ciena will elect to continue to estimate expected forfeitures rather than account for forfeitures as they occur.

In January 2017, the FASB issued ASU No. 2017-01 ("ASU 2017-01"), Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisition or disposal of assets or businesses. The amendments in this update provide a screen to determine when a set of assets is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. ASU 2017-01 is effective for Ciena beginning first quarter of fiscal 2018. Ciena will evaluate the effect of the update at the time of any future acquisition or disposal.

In August 2017, the FASB issued ASU No. 2017-12 ("ASU 2017-12"), Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in this update better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. ASU 2017-12 is effective for Ciena beginning in the first quarter of fiscal 2020. Ciena is evaluating the effect of the update on its Consolidated Financial Statements and disclosures.

(3)	RESTRUCTURING COSTS
Ciena has undertaken a number of restructuring activities intended to reduce expense and to better align its workforce and costs with market opportunities, product development and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the nine months ended July 31, 2017 (in thousands):

	Workforce reduction		Consolidation of excess facilities		Total
Balance at October 31, 2016	$868		$1,970		$2,838
Additional liability recorded	3,967	(1)	4,907	(2)	8,874
Cash payments	(3,370)		(2,679)		(6,049)
Balance at July 31, 2017	$1,465		$4,198		$5,663
Current restructuring liabilities	$1,465		$4,198		$5,663
Non-current restructuring liabilities	$—		$—		$—

(1)
Reflects a global workforce reduction of approximately 60 employees during fiscal 2017 as part of a business optimization strategy to improve gross margin, constrain operating expense and redesign certain business processes and systems.

(2)
Reflects unfavorable lease commitments and relocation costs incurred during fiscal 2017 in connection with the facility transition from Ciena's existing research and development center located at Lab 10 on the former Nortel Carling Campus to a new campus facility in Ottawa, Canada.

The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the nine months ended July 31, 2016 (in thousands):

	Workforce reduction	Consolidation of excess facilities	Total
Balance at October 31, 2015	$591	$688	$1,279
Additional liability recorded	2,067	(9)	2,058
Cash payments	(1,736)	(316)	(2,052)
Balance at July 31, 2016	$922	$363	$1,285
Current restructuring liabilities	$922	$363	$1,285
Non-current restructuring liabilities	$—	$—	$—

(4) INTEREST AND OTHER INCOME (LOSS), NET
The components of interest and other income (loss), net, are as follows (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
Interest income	$1,820	$1,250	$4,609	$2,918
Gains (losses) on non-hedge designated foreign currency forward contracts	834	(4,787)	(891)	(20,000)
Foreign currency exchange gain (loss)	(2,946)	(839)	(4,071)	5,291
Modification of term loan	—	—	(2,924)	—
Other	(556)	729	(119)	335
Interest and other income (loss), net	$(848)	$(3,647)	$(3,396)	$(11,456)
Ciena Corporation, as the U.S. parent entity, uses the U.S. Dollar as its functional currency; however, some of its foreign branch offices and subsidiaries use the local currency as their functional currency. During the first nine months of fiscal 2017 Ciena recorded $4.1 million in foreign currency exchange rate losses, and during the first nine months of fiscal 2016, Ciena recorded $5.3 million in foreign currency exchange rate gains as a result of monetary assets and liabilities that were transacted in a currency other than the entity's functional currency, and the re-measurement adjustments were recorded in interest and other income (loss), net on the Condensed Consolidated Statement of Operations. From time to time, Ciena uses foreign currency forwards to hedge these balance sheet exposures. These forwards are not designated as hedges for accounting purposes, and any net gain or loss associated with these derivatives is reported in interest and other income (loss), net on the Condensed Consolidated Statement of Operations. During the first nine months of fiscal 2017 and fiscal 2016, Ciena recorded losses of $0.9 million and $20.0 million, respectively, from non-hedge designated foreign currency forward contracts.

(5)	SHORT-TERM AND LONG-TERM INVESTMENTS

As of the dates indicated, investments are comprised of the following (in thousands):

	July 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$225,032	$—	(272)	$224,760
Included in long-term investments	59,976	—	(102)	59,874
	$285,008	$—	$(374)	$284,634

Commercial paper:
Included in short-term investments	$9,983	—	—	$9,983
	$9,983	$—	$—	$9,983

	October 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$260,125	$140	$(6)	$260,259
Included in long-term investments	90,145	57	(30)	90,172
	$350,270	$197	$(36)	$350,431

Commercial paper:
Included in short-term investments	$14,989	—	—	$14,989
	$14,989	$—	$—	$14,989

The following table summarizes the final legal maturities of debt investments at July 31, 2017 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$235,015	$234,743
Due in 1-2 years	59,976	59,874
	$294,991	$294,617

(6)	FAIR VALUE MEASUREMENTS

As of the date indicated, the following table summarizes the assets and liabilities that are recorded at fair value on a recurring basis (in thousands):

	July 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$392,351	$—	$—	$392,351
U.S. government obligations	—	284,634	—	284,634
Commercial paper	—	89,887	—	89,887
Foreign currency forward contracts	—	1,811	—	1,811
Total assets measured at fair value	$392,351	$376,332	$—	$768,683

Liabilities:
Foreign currency forward contracts	$—	$229	$—	$229
Forward starting interest rate swap	—	1,396	—	1,396
Total liabilities measured at fair value	$—	$1,625	$—	$1,625

	October 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$625,277	$—	$—	$625,277
U.S. government obligations	—	350,431	—	350,431
Commercial paper	—	69,959	—	69,959
Foreign currency forward contracts	—	175	—	175
Total assets measured at fair value	$625,277	$420,565	$—	$1,045,842

Liabilities:
Foreign currency forward contracts	$—	$1,396	$—	$1,396
Forward starting interest rate swap	—	5,967	—	5,967
Total liabilities measured at fair value	$—	$7,363	$—	$7,363

As of the date indicated, the assets and liabilities above are presented on Ciena’s Condensed Consolidated Balance Sheet as follows (in thousands):

	July 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$392,351	$79,904	$—	$472,255
Short-term investments	—	234,743	—	234,743
Prepaid expenses and other	—	1,811	—	1,811
Long-term investments	—	59,874	—	59,874
Total assets measured at fair value	$392,351	$376,332	$—	$768,683

Liabilities:
Accrued liabilities	$—	$229	$—	$229
Other long-term obligations	—	1,396	—	1,396
Total liabilities measured at fair value	$—	$1,625	$—	$1,625

	October 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$625,277	$54,970	$—	$680,247
Short-term investments	—	275,248	—	275,248
Prepaid expenses and other	—	175	—	175
Long-term investments	—	90,172	—	90,172
Total assets measured at fair value	$625,277	$420,565	$—	$1,045,842

Liabilities:
Accrued liabilities	$—	$1,396	$—	$1,396
Other long-term obligations	—	5,967	—	5,967
Total liabilities measured at fair value	$—	$7,363	$—	$7,363

Ciena did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

(7)	ACCOUNTS RECEIVABLE

As of July 31, 2017, one customer accounted for 10.3% of Ciena's net accounts receivable and as of October 31, 2016, a different customer accounted for 10.4% of Ciena's net accounts receivable. Ciena has not historically experienced a significant amount of bad debt expense. The allowance for doubtful accounts was $3.6 million and $4.0 million as of July 31, 2017 and October 31, 2016, respectively.

(8)	INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	July 31, 2017	October 31, 2016
Raw materials	$46,857	$44,644
Work-in-process	16,172	12,852
Finished goods	179,394	156,402
Deferred cost of goods sold	90,157	59,856
	332,580	273,754
Provision for excess and obsolescence	(56,159)	(62,503)
	$276,421	$211,251

Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand and market conditions. During the first nine months of fiscal 2017, Ciena recorded a provision for excess and obsolescence of $28.7 million, primarily related to a decrease in the forecasted demand for certain Networking Platforms products. Deductions from the provision for excess and obsolete inventory relate primarily to disposal activities.

(9)	PREPAID EXPENSES AND OTHER
As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	July 31, 2017	October 31, 2016
Prepaid VAT and other taxes	$92,998	$77,474
Product demonstration equipment, net	42,881	42,259
Deferred deployment expense	28,028	19,138
Prepaid expenses	25,229	25,659
Other non-trade receivables	6,847	4,398
Financing receivable	1,395	3,740
Derivative assets	1,811	175
	$199,189	$172,843

Depreciation of product demonstration equipment was $7.5 million and $8.1 million for the first nine months of fiscal 2017 and 2016, respectively.

(10)	EQUIPMENT, BUILDING, FURNITURE AND FIXTURES
As of the dates indicated, equipment, building, furniture and fixtures are comprised of the following (in thousands):

	July 31, 2017	October 31, 2016
Equipment, furniture and fixtures	$483,482	$451,029
Building subject to capital lease	79,002	22,529
Construction in progress subject to build-to-suit lease	—	57,602
Leasehold improvements	86,617	60,011
	649,101	591,171
Accumulated depreciation and amortization	(334,251)	(302,765)
	$314,850	$288,406

Ciena capitalizes construction in progress and records a corresponding long-term liability for build-to-suit lease agreements where Ciena is considered the owner, for accounting purposes, during the construction period. On April 15, 2015, Ciena entered into a build-to-suit lease arrangement pursuant to which the landlord constructed, and Ciena subsequently leased, two new office buildings at its new Ottawa, Canada campus. The landlord constructed the buildings and contributed up to a maximum of CAD$290.00 per rentable square foot in total construction costs plus certain allowances for tenant improvements, and Ciena was responsible for any additional construction costs. As of May 1, 2017, occupancy for both of the office buildings was complete. As such, Ciena recorded capital leases of $50.4 million for these buildings, which will be depreciated over the lease term and removed the build-to-suit construction in progress asset and the corresponding long-term liability.

The total of the depreciation of equipment, furniture and fixtures and the amortization of leasehold improvements was $48.3 million and $38.5 million for the first nine months of fiscal 2017 and 2016, respectively.

(11)	OTHER INTANGIBLE ASSETS
As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	July 31, 2017			October 31, 2016
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Developed technology	$341,255	$(262,308)	$78,947	$347,727	$(248,128)	$99,599
In-process research and development	671	—	671	4,200	—	4,200
Patents and licenses	7,165	(6,473)	692	7,165	(6,285)	880
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	334,642	(307,962)	26,680	358,647	(316,615)	42,032
Total other intangible assets	$683,733	$(576,743)	$106,990	$717,739	$(571,028)	$146,711

During the third quarter of fiscal 2017, certain fully amortized intangible assets of approximately $34.0 million were eliminated from gross intangible assets and accumulated amortization, with no corresponding impact to the income statement. These assets were primarily technology for products no longer being sold by Ciena.

As the result of the acquisition of the high-speed photonics components assets from TeraXion and its wholly-owned subsidiary on February 1, 2016, Ciena had recorded in-process research and development projects acquired as indefinite-lived intangible assets. Upon completion of the projects, the assets will be amortized on a straight-line basis over the expected economic life of the assets. In the third quarter of fiscal 2017, Ciena placed into service $3.5 million of developed technology, which will be amortized over the expected economic life of five years.
The aggregate amortization expense of intangible assets was $39.7 million and $59.4 million for the first nine months of fiscal 2017 and 2016, respectively. Expected future amortization of intangible assets for the fiscal years indicated is as follows (in thousands):

Period ended October 31,
2017 (remaining three months)	$5,993
2018	23,386
2019	22,839
2020	21,812
2021	18,878
Thereafter	13,411
	$106,319	(1)

(1) Does not include amortization of in-process research and development, as estimation of the timing of future amortization expense would be impractical.

(12)	GOODWILL

The following table presents the goodwill allocated to Ciena's applicable reportable segments as of the dates indicated (in thousands):

	Balance at October 31, 2016	Acquisitions	Impairments	Translation	Balance at July 31, 2017
Software and Software-Related Services	$201,428	$—	$—	$—	$201,428
Networking Platforms	65,546	—	—	867	66,413
Total	$266,974	$—	$—	$867	$267,841

(13)	OTHER BALANCE SHEET DETAILS
As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	July 31, 2017	October 31, 2016
Maintenance spares, net	$46,576	$49,535
Deferred debt issuance costs, net (1)	1,122	1,363
Financing receivable	716	1,870
Other	15,556	15,352
	$63,970	$68,120

(1) As described in Note 2 above, in connection with Ciena's adoption of ASU 2015-03 during the first quarter of fiscal 2017, deferred debt issuance costs associated with its convertible notes and term loans were retrospectively reclassified from other long-term assets to current portion of long-term debt and long-term debt, net on the Condensed Consolidated Balance Sheets. The deferred debt issuance costs reflected relate to Ciena's ABL Credit Facility (described in Note 17 below). The amortization of deferred debt issuance costs for Ciena's ABL Credit Facility is included in interest expense, and was $0.3 million and $0.3 million during the first nine months of fiscal 2017 and 2016, respectively.
As of the dates indicated, accrued liabilities and other short-term obligations are comprised of the following (in thousands):

	July 31, 2017	October 31, 2016
Compensation, payroll related tax and benefits	$94,934	$106,687
Warranty	44,296	52,324
Vacation	40,541	36,112
Capital lease obligations	3,784	2,321
Interest payable	5,032	4,649
Other	96,042	108,260
	$284,629	$310,353

The following table summarizes the activity in Ciena’s accrued warranty for the fiscal periods indicated (in thousands):

Nine months ended	Beginning			Ending
July 31,	Balance	Provisions	Settlements	Balance
2016	$56,654	13,114	(15,289)	$54,479
2017	$52,324	5,188	(13,216)	$44,296

The decrease in warranty provisions during fiscal 2017 was primarily due to lower failure rates than previously estimated and reduced costs due to efficiencies.
As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	July 31, 2017	October 31, 2016
Products	$61,913	$45,216
Services	135,614	137,647
	197,527	182,863
Less current portion	(110,629)	(109,009)
Long-term deferred revenue	$86,898	$73,854

As of the dates indicated, other long-term obligations are comprised of the following (in thousands):

	July 31, 2017	October 31, 2016
Capital lease obligations	$76,549	$24,298
Income tax liability	15,621	14,122
Deferred tenant allowance	8,412	9,164
Straight-line rent	7,371	6,406
Forward starting interest rate swap	1,396	5,967
Construction liability	—	57,602
Other	7,185	6,835
	$116,534	$124,394

Ciena capitalizes construction in progress and records a corresponding long-term liability for build-to-suit lease agreements where Ciena is considered the owner during the construction period for accounting purposes. As of May 1, 2017, occupancy of both office buildings was complete. As such, Ciena recorded capital leases for these buildings, which will be depreciated over the lease terms and removed the build-to-suit construction in progress asset and the corresponding long-term liability. See Note 10 for more details regarding this arrangement.

The following is a schedule by fiscal year of future minimum lease payments under capital leases and the present value of minimum lease payments as of July 31, 2017 (in thousands):

Period ended October 31,
2017 (remaining three months)	$2,371
2018	9,486
2019	9,060
2020	8,078
2021	7,974
Thereafter	96,279
Net minimum capital lease payments	133,248
Less: Amount representing interest	(52,915)
Present value of minimum lease payments	80,333
Less: Current portion of present value of minimum lease payments	(3,784)
Long-term portion of present value of minimum lease payments	$76,549

(14)	DERIVATIVE INSTRUMENTS

Foreign Currency Derivatives

As of July 31, 2017 and October 31, 2016, Ciena had forward contracts in place to reduce the variability in its Canadian Dollar and Indian Rupee denominated expense, which principally relates to research and development activities, and its British Pound denominated expense, which principally relates to sales and marketing activities. The notional amount of these contracts was approximately $35.4 million and $107.6 million as of July 31, 2017 and October 31, 2016, respectively. These foreign exchange contracts have maturities of 12 months or less and have been designated as cash flow hedges.

During the first nine months of fiscal 2017 and fiscal 2016, in order to hedge certain balance sheet exposures, Ciena entered into forward contracts to mitigate risk due to volatility in the Brazilian Real, Canadian Dollar and Mexican Peso. The notional amount of these contracts was approximately $86.8 million and $59.6 million as of July 31, 2017 and October 31, 2016, respectively. These foreign exchange contracts have maturities of 12 months or less and have not been designated as hedges for accounting purposes.

Interest Rate Derivatives

Ciena is exposed to floating rates of LIBOR interest on its term loan borrowings (see Note 16 below) and has hedged such risk by entering into floating to fixed interest rate swap arrangements ("interest rate swaps"). During the second quarter of fiscal 2017, Ciena refinanced its existing 2019 and 2021 Term Loans into a new 2022 Term Loan (as defined in Note 16), thereby reducing the aggregate outstanding principal to $400 million and extending the maturity to January 2022 (see Note 16 below). In order to align its interest rate hedges to the reduced 2022 Term Loan principal value and later maturity date, Ciena also reduced the total outstanding value of its interest rate swaps, as described below, and entered into new forward starting interest rate swaps in January 2017 and February 2017, respectively. The interest rate swaps, as adjusted, fix 98%, 82% and 77% of the principal value of the 2022 Term Loan from February 2017 through July 2018, July 2018 through June 2020, and June 2020 through January 2021, respectively. The fixed rate on the amounts hedged during these periods will be 4.25%, 4.25% and 4.75%, respectively. The total notional amount of these interest rate swaps in effect as of July 31, 2017 was $390.6 million.

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

Ciena expects the variable rate payments to be received under the terms of the interest rate swaps to offset exactly the forecasted variable rate payments on the equivalent notional amounts of the term loans. These derivative contracts have been designated as cash flow hedges.

Other information regarding Ciena's derivatives is immaterial for separate financial statement presentation. See Note 4 and Note 6 above.

(15) ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income ("AOCI") for the nine months ended July 31, 2017:

	Unrealized	Unrealized	Unrealized	Cumulative
	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on Forward	Foreign Currency
	Marketable Securities	Foreign Currency Contracts	Starting Interest Rate Swap	Translation Adjustment	Total
Balance at October 31, 2016	$139	$(1,091)	$(5,967)	$(17,410)	$(24,329)
Other comprehensive income (loss) before reclassifications	(533)	896	4,838	11,891	17,092
Amounts reclassified from AOCI	—	2,010	(268)	—	1,742
Balance at July 31, 2017	$(394)	$1,815	$(1,397)	$(5,519)	$(5,495)

The following table summarizes the changes in AOCI for the nine months ended July 31, 2016:

	Unrealized	Unrealized	Unrealized	Cumulative
	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on Forward	Foreign Currency
	Marketable Securities	Foreign Currency Contracts	Starting Interest Rate Swap	Translation Adjustment	Total
Balance at October 31, 2015	$(78)	$(268)	$(5,522)	$(16,258)	$(22,126)
Other comprehensive income (loss) before reclassifications	425	(70)	(4,655)	1,969	(2,331)
Amounts reclassified from AOCI	—	588	2,479	—	3,067
Balance at July 31, 2016	$347	$250	$(7,698)	$(14,289)	$(21,390)

All amounts reclassified from AOCI related to settlement (gains) losses on foreign currency forward contracts designated as cash flow hedges impacted research and development expense and sales and marketing expense on the Condensed Consolidated Statements of Operations. All amounts reclassified from AOCI related to settlement (gains) losses on forward starting interest rate swaps designated as cash flow hedges impacted interest and other income (loss), net on the Condensed Consolidated Statements of Operations.

(16)	SHORT-TERM AND LONG-TERM DEBT

Outstanding Term Loan Payable

The net carrying values of Ciena's term loans were comprised of the following for the fiscal periods indicated (in thousands):

	July 31, 2017	October 31, 2016
Term Loan Payable due July 15, 2019	$—	$241,359
Term Loan Payable due April 25, 2021	—	244,944
Term Loan Payable due January 30, 2022	393,674	—
	$393,674	$486,303

The term loan balances in the table above reflect Ciena's adoption of ASU 2015-03, as described in Note 2 above. Deferred debt issuance costs that were deducted from the carrying amounts of the term loans totaled $3.3 million at July 31, 2017 and $4.9 million at October 31, 2016. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate method, through the maturity of the term loans. The amortization of deferred debt issuance costs for these term loans is included in interest expense, and was $0.7 million and $0.8 million during the first nine months of fiscal 2017 and 2016, respectively. The carrying values of the term loans listed above are also net of any unamortized debt discounts.

2022 Term Loan

On January 30, 2017, Ciena, as borrower, and Ciena Communications, Inc. and Ciena Government Solutions, Inc., as guarantors, entered into an Omnibus Refinancing Amendment to the Credit Agreement, Security Agreement and Pledge Agreement with the lenders party thereto and the administrative agent (the “Refinancing Agreement”), pursuant to which Ciena refinanced its existing 2019 Term Loan and 2021 Term Loan (as described under "Prior Term Loans" below) into a single term loan with an aggregate principal amount of $400 million maturing on January 30, 2022 (the “2022 Term Loan”). In connection with the transaction, Ciena received a loan in the amount of $399.5 million, net of original discount, from the 2022 Term Loan and repaid $493.1 million of outstanding principal under the 2019 Term Loan and 2021 Term Loan. The 2022 Term Loan requires Ciena to make installment payments of approximately $1.0 million on a quarterly basis. This arrangement was accounted for as a modification of debt and, as such, $2.9 million of debt issuance costs associated with the 2022 Term Loan were expensed. The aggregate balance of $3.5 million of debt issuance costs and approximately $1.7 million of original discount from the 2019 Term Loan and the 2021 Term Loan, and approximately $0.5 million of original discount from the 2022 Term Loan, are included in the carrying value of the 2022 Term Loan. See table below.

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
The principal balance, unamortized debt discount, deferred debt issuance costs and net carrying value of the liability components of Ciena's 2022 Term Loan were as follows as of July 31, 2017 (in thousands):

	Principal Balance	Unamortized Discount	Deferred Debt Issuance Costs	Net Carrying Value
Term Loan Payable due January 30, 2022	$399,000	$(2,038)	$(3,288)	$393,674

The following table sets forth the carrying value and the estimated fair value of Ciena's 2022 Term Loan (in thousands):

	July 31, 2017
	Carrying Value(1)	Fair Value(2)
Term Loan Payable due January 30, 2022	$393,674	$401,993

(1)	Includes unamortized debt discount and debt issuance costs.

(2)
Ciena's term loan is categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its 2022 Term Loan using a market approach based upon observable inputs, such as current market transactions involving comparable securities.

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

Maturity of 2017 Convertible Notes

On June 15, 2017, the outstanding 0.875% Convertible Senior Notes matured and Ciena repaid the approximately $185.3 million in aggregate principal amount outstanding, together with approximately $0.8 million in accrued interest through the date of maturity.

Outstanding Convertible Notes Payable

The net carrying values of Ciena's outstanding convertible notes payable was comprised of the following for the fiscal periods indicated (in thousands):

	July 31, 2017	October 31, 2016
0.875% Convertible Senior Notes due June 15, 2017	$—	$231,240
3.75% Convertible Senior Notes due October 15, 2018	348,557	347,630
4.0% Convertible Senior Notes due December 15, 2020	193,071	188,509
	$541,628	$767,379

The convertible notes payable balances in the table above reflects Ciena's adoption of ASU 2015-03, as described in Note 2 above. Deferred debt issuance costs that were deducted from the carrying amounts of the convertible notes payable totaled $2.5 million at July 31, 2017 and $3.9 million at October 31, 2016. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate method, through the maturity of the convertible notes payable. The amortization of deferred debt issuance costs is included in interest expense, and was $1.4 million and $2.1 million during the first nine months of fiscal 2017 and 2016, respectively. The carrying values of the convertible notes payable listed above also include accretion of principal and are net of any unamortized debt discounts.

The principal balance, unamortized debt discount, deferred debt issuance costs and net carrying value of the liability and equity components of Ciena's outstanding issues of convertible notes were as follows as of July 31, 2017 (in thousands):

	Liability Component				Equity Component
	Principal Balance	Unamortized Debt Discount	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
3.75% Convertible Senior Notes due October 15, 2018	$350,000	$—	$(1,443)	$348,557	$—
4.0% Convertible Senior Notes due December 15, 2020	$203,996	$(9,893)	$(1,032)	$193,071	$43,131

The following table sets forth, in thousands, the net carrying value and the estimated fair value of Ciena’s outstanding issues of convertible notes as of July 31, 2017:

	July 31, 2017
	Net Carrying Value (1)	Fair Value(2)
3.75% Convertible Senior Notes due October 15, 2018	348,557	482,825
4.0% Convertible Senior Notes due December 15, 2020	193,071	269,719
	$541,628	$752,544

(1)	Includes unamortized debt discount, accretion of principal and deferred debt issuance costs.

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

As of July 31, 2017, letters of credit totaling $74.1 million were collateralized by the ABL Credit Facility. There were no borrowings outstanding under the ABL Credit Facility as of July 31, 2017.

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

	Quarter Ended July 31,		Nine Months Ended July 31,
Numerator	2017	2016	2017	2016
Net income	$60,010	$33,546	$101,897	$35,997
Add: Interest expense associated with 0.875% Convertible Senior Notes due 2017	246	1,326	1,343	—
Add: Interest expense associated with 3.75% Convertible Senior Notes due 2018	3,572	3,572	10,750	—
Add: Interest expense associated with 4.0% Convertible Senior Notes due 2020	3,323	—	—	—
Net income used to calculate Diluted EPS	$67,151	$38,444	$113,990	$35,997

	Quarter Ended July 31,		Nine Months Ended July 31,
Denominator	2017	2016	2017	2016
Basic weighted average shares outstanding	142,464	138,881	141,631	137,835
Add: Shares underlying outstanding stock options and restricted stock units and issuable under employee stock purchase plan	1,386	895	1,401	1,218
Add: Shares underlying 0.875% Convertible Senior Notes due 2017	1,708	12,217	4,043	—
Add: Shares underlying 3.75% Convertible Senior Notes due 2018	17,356	17,356	17,356	—
Add: Shares underlying 4.0% Convertible Senior Notes due 2020	9,198	—	—	—
Dilutive weighted average shares outstanding	172,112	169,349	164,431	139,053

	Quarter Ended July 31,		Nine Months Ended July 31,
EPS	2017	2016	2017	2016
Basic EPS	$0.42	$0.24	$0.72	$0.26
Diluted EPS	$0.39	$0.23	$0.69	$0.26

The following table summarizes the weighted average shares excluded from the calculation of the denominator for Diluted EPS due to their anti-dilutive effect for the periods indicated (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
Shares underlying stock options and restricted stock units	682	2,082	988	2,089
0.875% Convertible Senior Notes due June 15, 2017	—	—	—	12,571
3.75% Convertible Senior Notes due October 15, 2018	—	—	—	17,356
4.0% Convertible Senior Notes due December 15, 2020	—	9,198	9,198	9,198
Total shares excluded due to anti-dilutive effect	682	11,280	10,186	41,214

(19)	SHARE-BASED COMPENSATION EXPENSE
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
The 2017 Plan authorizes and reserves 8.9 million shares for issuance. In addition, any shares that remained available for issuance under the 2008 Plan as of March 23, 2017 were added to the 2017 Plan and are available for issuance thereunder. The number of shares available under the 2017 Plan will also be increased from time to time by: (i) the number of shares subject to outstanding awards granted under Ciena's prior equity compensation plans that are forfeited, expire or are canceled without delivery of common stock following the effective date of the 2017 Plan, and (ii) the number of shares subject to awards assumed or substituted in connection with the acquisition of another company. As of July 31, 2017, approximately 10.4 million shares remained available for issuance under the 2017 Plan.
     Stock Options

Ciena did not grant any stock options during the first nine months of fiscal 2017 or fiscal 2016. Outstanding stock option awards granted to employees in prior periods or assumed as a result of acquisitions are generally subject to service-based vesting conditions and vest incrementally over a four-year period. The following table is a summary of Ciena’s stock option activity for the period indicated (shares in thousands):

	Shares Underlying Options Outstanding	Weighted Average Exercise Price
Balance at October 31, 2016	1,387	$26.90
Exercised	(223)	10.74
Canceled	(270)	28.80
Balance at July 31, 2017	894	$30.35

The total intrinsic value of options exercised during the first nine months of fiscal 2017 and fiscal 2016 was $3.1 million and $4.6 million, respectively.
The following table summarizes information with respect to stock options outstanding at July 31, 2017, based on Ciena’s closing stock price on the last trading day of Ciena’s third fiscal quarter of 2017 (shares and intrinsic value in thousands):

			Options Outstanding at				Vested Options at
			July 31, 2017				July 31, 2017
			Number	Weighted Average Remaining	Weighted		Number	Weighted Average Remaining	Weighted
Range of			of	Contractual	Average	Aggregate	of	Contractual	Average	Aggregate
Exercise			Underlying	Life	Exercise	Intrinsic	Underlying	Life	Exercise	Intrinsic
Price			Shares	(Years)	Price	Value	Shares	(Years)	Price	Value
$1.88	—	$11.16	65	2.84	$8.66	$1,094	64	2.78	$8.64	$1,082
$11.34	—	$17.24	178	4.84	13.44	2,130	172	4.76	13.39	2,065
$17.50	—	$30.46	127	1.82	25.90	222	119	1.48	26.35	172
$31.93	—	$37.10	299	1.74	35.10	—	299	1.74	35.10	—
$37.82	—	$55.63	225	3.92	46.17	—	224	3.91	46.19	—
$1.88	—	$55.63	894	3.00	$30.35	$3,446	878	2.92	$30.56	$3,319

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

The following table is a summary of Ciena's restricted stock unit activity for the period indicated, with the aggregate fair value of the balance outstanding at the end of each period, based on Ciena's closing stock price on the last trading day of the relevant period (shares and aggregate fair value in thousands):

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Fair Value
Balance at October 31, 2016	4,280	$19.96	$83,511
Granted	2,211
Vested	(1,687)
Canceled or forfeited	(476)
Balance at July 31, 2017	4,328	$21.36	$110,051

The total fair value of restricted stock units that vested and were converted into common stock during the first nine months of fiscal 2017 and fiscal 2016 was $41.5 million and $41.3 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena during the first nine months of fiscal 2017 and fiscal 2016 was $23.36 and $19.72 respectively.

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
During the first nine months of fiscal 2017, Ciena issued 1.0 million shares under the ESPP. At July 31, 2017, 5.5 million shares remained available for issuance under the ESPP.

Share-Based Compensation Expense for Periods Reported

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
Product costs	$709	$645	$1,978	$1,845
Service costs	619	637	1,926	1,922
Share-based compensation expense included in cost of sales	1,328	1,282	3,904	3,767
Research and development	3,139	3,479	10,001	10,698
Sales and marketing	3,242	3,590	9,628	12,248
General and administrative	4,321	4,284	13,191	14,381
Acquisition and integration costs	—	—	—	714
Share-based compensation expense included in operating expense	10,702	11,353	32,820	38,041
Share-based compensation expense capitalized in inventory, net	(17)	(13)	119	24
Total share-based compensation	$12,013	$12,622	$36,843	$41,832

As of July 31, 2017, total unrecognized share-based compensation expense was approximately $76.5 million: (i) $0.2 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 1.1 years; and (ii) $76.3 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.4 years.

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

Ciena's long-lived assets, including equipment, building, furniture and fixtures, finite-lived intangible assets and maintenance spares, are not reviewed by the chief operating decision maker for purposes of evaluating performance and allocating resources. As of July 31, 2017, equipment, building, furniture and fixtures, net totaled $314.9 million primarily supporting asset groups within Ciena's Networking Platforms and Software and Software-Related Services segments and supporting Ciena's unallocated selling and general and administrative activities. As of July 31, 2017, $40.4 million of Ciena's intangible assets, net were assigned to asset groups within Ciena's Networking Platforms segment and $66.6 million of Ciena's intangible assets, net were assigned to asset groups within Ciena's Software and Software-Related Services segment. As of July 31, 2017, all of the maintenance spares, net, totaling $46.6 million, were assigned to asset groups within Ciena's Global Services segment.

Segment Revenue

The table below (in thousands) sets forth Ciena’s segment revenue for the respective periods:

	Quarter Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
Revenue:
Networking Platforms
Converged Packet Optical	$506,532	$467,615	$1,421,315	$1,291,956
Packet Networking	82,121	63,658	220,641	180,437
Optical Transport	3,694	9,619	11,822	30,215
Total Networking Platforms	592,347	540,892	1,653,778	1,502,608

Software and Software-Related Services
Software Platforms	18,395	12,558	48,587	32,409
Software-Related Services	23,856	19,011	70,760	55,059
Total Software and Software-Related Services	42,251	31,569	119,347	87,468

Global Services
Maintenance Support and Training	57,902	55,996	171,133	169,123
Installation and Deployment	27,397	31,245	84,011	92,317
Consulting and Network Design	8,822	10,848	28,969	32,866
Total Global Services	94,121	98,089	284,113	294,306

Consolidated revenue	$728,719	$670,550	$2,057,238	$1,884,382

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
The table below (in thousands) sets forth Ciena’s segment profit (loss) and the reconciliation to consolidated net income during the respective periods indicated:

	Quarter Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
Segment profit (loss):
Networking Platforms	$159,649	$150,521	$423,859	$390,109
Software and Software-Related Services	11,133	2,412	23,384	(970)
Global Services	39,565	38,855	116,637	114,543
Total segment profit	210,347	191,788	563,880	503,682
Less: Non-performance operating expenses
Selling and marketing	86,739	83,732	260,292	252,878
General and administrative	35,569	34,336	106,423	100,681
Amortization of intangible assets	3,837	14,529	29,368	46,957
Acquisition and integration costs	—	1,029	—	4,613
Restructuring costs	2,203	1,138	8,874	2,057
Add: Other non-performance financial items
Interest expense and other income (loss), net	(14,263)	(19,614)	(45,322)	(52,741)
Less: Provision for income taxes	7,726	3,864	11,704	7,758
Consolidated net income	$60,010	$33,546	$101,897	$35,997

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

	Quarter Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
North America	$465,238	$438,013	$1,295,539	$1,226,222
EMEA	96,068	104,266	293,387	281,163
CALA	51,709	46,606	120,826	148,312
APAC	115,704	81,665	347,486	228,685
Total	$728,719	$670,550	$2,057,238	$1,884,382

North America includes $438.1 million and $410.0 million of United States revenue for fiscal quarters ended July 31, 2017 and 2016, respectively. For the nine months ended July 31, 2017 and 2016, United States revenue was $1.2 billion and $1.1 billion, respectively. No other country accounted for 10% or more of total revenue for the periods presented above.
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

	July 31, 2017	October 31, 2016
Canada	$208,422	$173,885
United States	94,790	103,018
Other International	11,638	11,503
Total	$314,850	$288,406

For the periods below, customers accounting for at least 10% of Ciena’s revenue, were as follows (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
AT&T	$120,931	$105,418	$324,900	$348,032
Verizon	82,918	n/a	206,272	n/a
Total	$203,849	$105,418	$531,172	$348,032

n/a	Denotes revenue representing less than 10% of total revenue for the period

The customers identified above purchased products and services from each of Ciena's operating segments.

(21)	COMMITMENTS AND CONTINGENCIES

Foreign Tax Contingencies

Ciena is subject to various tax liabilities arising in the ordinary course of business. Ciena does not expect that the ultimate settlement of these liabilities will have a material effect on its results of operations, financial position or cash flows.

Litigation

From May 15 through June 3, 2015, five separate putative class action lawsuits in connection with Ciena’s then-pending acquisition of Cyan, Inc. (“Cyan”) were filed in the Court of Chancery of the State of Delaware. On June 23, 2015, each of these lawsuits was consolidated into a single case captioned In Re Cyan, Inc. Shareholder Litigation, Consol. C.A. No. 11027-CB. On July 15, 2016, the plaintiffs filed a third amended complaint against the members of Cyan's board of directors, which generally alleged that they breached their fiduciary duties by engaging in a conflicted and unfair sales process, failing to maximize stockholder value in the acquisition, taking steps to preclude competitive bidding, and failing to disclose material information necessary for stockholders to make an informed decision regarding the acquisition. On August 5, 2016, the defendants filed a motion to dismiss the third amended complaint. On May 11, 2017, the Court of Chancery granted the defendants' motion to dismiss the third amended complaint with prejudice.
As a result of the acquisition of Cyan in August 2015, Ciena became a defendant in a securities class action lawsuit. On April 1, 2014, a purported stockholder class action lawsuit was filed in the Superior Court of California, County of San Francisco, against Cyan, the members of Cyan’s board of directors, Cyan’s former Chief Financial Officer, and the underwriters of Cyan’s initial public offering. On April 30, 2014, a substantially similar lawsuit was filed in the same court against the same defendants. The two cases have been consolidated as Beaver County Employees Retirement Fund, et al. v. Cyan, Inc. et al., Case No. CGC-14-538355. The consolidated complaint alleges violations of federal securities laws on behalf of a purported class consisting of purchasers of Cyan’s common stock pursuant or traceable to the registration statement and prospectus for Cyan’s initial public offering in April 2013, and seeks unspecified compensatory damages and other relief. On May 19, 2015, the proposed class was certified. On August 25, 2015, the defendants filed a motion for judgment on the pleadings based on an alleged lack of subject matter jurisdiction over the case, which motion was denied on October 23, 2015. On May 24, 2016, the defendants filed a petition for a writ of certiorari on the jurisdiction issue with the United States Supreme Court, which petition was granted on June 27, 2017. The matter is expected to be heard during the Supreme Court’s October 2017 Term. On November 18, 2016, the Superior Court stayed the case pending the outcome of the Supreme Court’s decision. Ciena believes that the consolidated lawsuit is without merit and intends to defend it vigorously.
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

On August 2, 2017, Ciena completed its offer to exchange its outstanding 3.75% Convertible Senior Notes due 2018 (the “Original Notes”) for a new series of 3.75% Convertible Senior Notes due 2018 (the “New Notes”) and an exchange fee of $2.50 per $1,000 original principal amount. The New Notes give Ciena the option, at its election, to settle conversions of such notes for cash, shares of its common stock, or a combination of cash and shares. Through these cash settlement options, Ciena believes that it will gain additional flexibility to better manage its long-term capital structure and reduce the dilutive impact of its convertible notes upon stockholders. It is Ciena’s current intent that upon any conversion of the New Notes, Ciena will settle the principal amount thereof in cash. Accordingly, beginning in the fourth quarter of fiscal 2017, Ciena intends to use the treasury stock method for the New Notes in its diluted earnings per share calculation. Following settlement of the exchange, $61.3 million in aggregate principal amount at maturity of Original Notes and $288.7 million in aggregate principal amount at maturity of the New Notes were outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains statements that discuss future events or expectations, projections of results of operations or financial condition, changes in the markets for our products and services, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” "projects," "targets," or “continue” or the negative of those words and other comparable words. These statements may relate to, among other things, adoption of next-generation network technology and software programmability and control of networks; our competitive landscape; market conditions and growth opportunities; factors impacting our industry; factors impacting the businesses of network operators and their network architectures; our corporate strategy, including our research and development, supply chain and go-to-market initiatives; efforts to increase application of our solutions in customer networks and to increase the reach of our business into new or growing customer and geographic markets; our backlog and seasonality in our business; expectations for our financial results, revenue, gross margin, operating expense and key operating measures in future periods; the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements; business initiatives including real estate and IT transitions or initiatives; and market risks associated with financial instruments and foreign currency exchange rates. These statements are subject to known and unknown risks, uncertainties and other factors, and actual events or results may differ materially due to factors such as:

•	our ability to execute our business and growth strategies;

•	fluctuations in our revenue and operating results and our financial results generally;

•	the loss of any of our large customers, a significant reduction in their spending, or a material change in their networking or procurement strategies;

•	the competitive environment in which we operate;

•	market acceptance of products and services currently under development and delays in product or software development;

•	lengthy sales cycles and onerous contract terms with communications service providers, Web-scale providers and other large customers;

•	product performance problems and undetected errors;

•	our ability to diversify our customer base beyond our traditional customers and broaden the application for our solutions in communications networks;

•	the level of growth in network traffic and bandwidth consumption and the corresponding level of investment in network infrastructures by network operators;

•	the international scale of our operations and fluctuations in currency exchange rates;

•	our ability to forecast accurately demand for our products for purposes of inventory purchase practices;

•	the impact of pricing pressure and price erosion that we regularly encounter in our markets;

•	our ability to enforce our intellectual property rights, and costs we may incur in response to intellectual property right infringement claims made against us;

•	the continued availability on commercially reasonable terms of software and other technology under third party licenses;

•	the potential failure to maintain the security of confidential, proprietary or otherwise sensitive business information or systems or to protect against cyber security attacks;

•	the performance of our third party contract manufacturers;

•	changes or disruption in components or supplies provided by third parties, including sole and limited source suppliers;

•	our ability to manage effectively our relationships with third party service partners and distributors;

•	unanticipated risks and additional obligations in connection with our resale of complementary products or technology of other companies;

•	our new distribution relationships under which we will make available certain technology as a component;

•	our exposure to the credit risks of our customers and our ability to collect receivables;

•	modification or disruption of our internal business processes and information systems;

•	the effect of our outstanding indebtedness on our liquidity and business;

•	fluctuations in our stock price and our ability to access the capital markets to raise capital;

•	unanticipated expenses or disruptions to our operations caused by facilities transitions or restructuring activities;

•	inability to attract and retain experienced and qualified personnel;

•	disruptions to our operations caused by strategic acquisitions and investments or the inability to achieve the expected benefits and synergies of newly-acquired businesses;

•	our ability to grow our software business and address networking strategies including software-defined networking and network function virtualization;

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

These are only some of the factors that may affect the forward-looking statements contained in this quarterly report. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this quarterly report. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. For a more complete understanding of the risks associated with an investment in Ciena’s securities, you should review these risk factors and the rest of this quarterly report in combination with the more detailed description of our business and management’s discussion and analysis of financial condition and risk factors described in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission (the "SEC") on December 21, 2016. However, we operate in a very competitive and rapidly changing environment and new risks and uncertainties emerge, are identified or become apparent from time to time. We cannot predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this quarterly report. You should be aware that the forward-looking statements contained in this quarterly report are based on our current views and assumptions. We undertake no obligation to revise or update any forward-looking statements made in this quarterly report to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law. The forward-looking statements in this quarterly report are intended to be subject to protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Market Opportunity

The markets in which we sell our communications networking solutions have seen significant changes in recent years, including rapid growth in network traffic, evolving cloud-based service offerings, changes in the type of customers building communications networks, and heightened end-user service demands. These conditions have placed significant demands on networks, challenged the business models of network operators, and altered the overall competitive landscape of network operators. Existing and emerging network operators are competing to distinguish their service offerings and rapidly introduce differentiated, revenue-generating services, while managing the costs of their networks and seeking to ensure a profitable business model. These dynamics are driving convergence of network features, functions and layers, virtualization of certain network functions, and solutions that leverage increased software-based network control and programmability. We believe that these dynamics, and the need to adapt to rapidly changing business and network demands, will cause network operators to adopt or evolve their networks to be more open, programmable and automated.

Competitive Landscape

The markets in which we compete are characterized by rapidly advancing technologies, frequent introduction of new networking solutions and aggressive selling and pricing efforts to gain or retain market share. The markets for our solutions are both highly competitive and fragmented, as we regularly compete with number of large, multi-national vendors with greater financial, operational and marketing resources, and significantly broader product offerings. Our sales of Converged Packet Optical solutions face an intense competitive environment as we and our competitors introduce new, higher-capacity, higher-speed network solutions with improved reach, spectral efficiency, automation, power consumption and cost per bit. We expect the competitive landscape in which we operate to continue to broaden and to remain challenging and dynamic. As we have expanded our solutions offerings to include our 8700 Packetwave Platform and Waveserver DCI platform, our solutions have become increasingly competitive with IP router vendors, data center switch providers, and other IT suppliers or integrators. In software, as we seek increased customer adoption of our Blue Planet software platform, we expect to compete more directly with additional software vendors and information technology vendors or integrators of these solutions.

In addition to the above dynamics, many network operators are continuing to consider a variety of “consumption models”, or approaches to the design and procurement of their network infrastructure. While broader adoption of those consumption models emphasizing disaggregation in the procurement of hardware and software remains uncertain, we expect that the potential for different models will require us and other system vendors to assess and possibly broaden our existing commercial models over time. We may also face competition from component vendors, including those in our supply chain, that develop networking products based on off-the-shelf or commoditized hardware technology, referred to as “white box” hardware. Further, some of our competitors are not vertically integrated in their packet optical supply chain and therefore sell a set of networking solutions that rely upon coherent modem technology developed by and procured from third party “merchant” providers. In connection with consumption models involving greater disaggregation, the continued use of such third party modem technology by these competitors and/or the availability of such technology in the market may increase overall pricing pressure in this space and may negatively impact our ability to derive higher gross margins for Converged Packet Optical solutions.

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

As part of our strategy to expand the application of our solutions and capitalize on the evolving market dynamics and different consumption models described above, on March 20, 2017, we announced global distribution relationships with leading component vendors Lumentum, NeoPhotonics and Oclaro. Through this new distribution channel, we intend to supply our WaveLogic Ai coherent optical technology for use as a component of a Ciena-designed optical module to be manufactured, marketed and sold by the component vendors. Once these modules are available, Lumentum, NeoPhotonics and Oclaro will each have the ability to sell such modules to customers on a non-exclusive basis. We believe that potential customers for optical modules through this distribution channel may include a variety of market participants, including certain of our customers, other system vendors, and network operators or vendors that plan to build or use “white box” hardware. In addition, we intend to work together with these component vendors to contribute to the establishment of specifications, both independently and within relevant industry forums, for 400G pluggable technology solutions focused on data center interconnect requirements for greater scale and power efficiency and lower cost. We believe that this distribution channel will further our efforts to continue to diversify our business and expand our addressable market to include new geographies and market segments, while enabling greater choice for network operators in offering an alternative to “merchant” modems. No revenue was generated through this distribution channel during the first nine months of fiscal 2017. We expect the results of operations related to this distribution channel to be reflected within our Networking Platforms segment.

Increase Diversification of our Business. The continued diversification of our business is a key element of our strategy. We believe this diversification positions us to continue to grow our business and to better withstand potential slowdowns adversely affecting particular geographies, markets, customer segments and applications. We intend to pursue initiatives that broaden sales to existing customers across our solutions portfolio and also to secure additional relationships with a diverse set of network operators in high-growth customer segments and geographies.

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

Maturity of 0.875% Convertible Senior Notes due June 15, 2017

We repaid in cash the $185.3 million in aggregate principal amount outstanding of our 0.875% convertible senior notes at maturity on June 15, 2017.

Exchange Offer for 2018 Convertible Notes to Add Cash Settlement Conversion Options

On August 2, 2017, we completed our offer to exchange our currently outstanding 3.75% Convertible Senior Notes due 2018 (the “Original Notes”) for a new series of 3.75% Convertible Senior Notes due 2018 (the “New Notes”) and an exchange fee of $2.50 per $1,000 original principal amount. The New Notes give us the option, at our election, to settle conversions of the New Notes for cash, shares of our common stock, or a combination of cash and shares. Through these cash settlement options, we believe that we will gain additional flexibility to better manage our long-term capital structure and reduce the dilutive impact of our convertible notes upon stockholders. It is our current intent that upon any conversion of the New Notes we will settle the principal amount thereof in cash. Accordingly, we intend to use the treasury stock method for the New Notes in our diluted earnings per share calculation starting in the fourth quarter of fiscal 2017. Following settlement of the exchange offer, approximately $61.3 million in aggregate principal amount at maturity of Original Notes and $288.7 million in aggregate principal amount at maturity of the New Notes were outstanding.

Financial Results for Third Quarter of Fiscal 2017 and Sequential Comparison

Revenue for the third quarter of fiscal 2017 was $728.7 million, representing a sequential increase of 3.1% from $707.0 million in the second quarter of fiscal 2017. Revenue-related details reflecting sequential changes from the second quarter of fiscal 2017 include:

•
Product revenue for the third quarter of fiscal 2017 increased by $26.1 million, primarily reflecting revenue increases in Packet Networking and Converged Packet Optical within our Networking Platforms segment and software platforms within our Software and Software-Related Services segment.

•	Service revenue for the third quarter of fiscal 2017 decreased by $4.4 million.

•
North America revenue for the third quarter of fiscal 2017 was $465.2 million, an increase from $424.4 million in the second quarter of fiscal 2017. This primarily reflects revenue increases of $37.9 million within our Networking Platforms segment and $5.5 million within our Software and Software-Related Services segment. These increases were partially offset by a revenue decrease of $2.5 million within our Global Services segment.

•
Europe, Middle East and Africa ("EMEA") revenue for the third quarter of fiscal 2017 was $96.1 million, a decrease from $105.8 million in the second quarter of fiscal 2017. This primarily reflects a revenue decrease of $12.1 million within our Networking Platforms segment, partially offset by a revenue increase of $2.6 million within our Global Services segment.

•
Caribbean and Latin America ("CALA") revenue for the third quarter of fiscal 2017 was $51.7 million, an increase from $33.9 million in the second quarter of fiscal 2017. This primarily reflects a revenue increase of $18.5 million within our Networking Platforms segment, partially offset by a revenue decrease of $1.2 million within our Global Services segment.

•
Asia Pacific ("APAC") revenue for the third quarter of fiscal 2017 was $115.7 million, a decrease from $142.9 million in the second quarter of fiscal 2017. This primarily reflects revenue decreases of $23.5 million within our Networking Platforms segment, $2.5 million within our Global Services segment and $1.2 million within our Software and Software-Related Services segment.

•
For the third quarter of fiscal 2017, two customers accounted for greater than 10% of total revenue. AT&T accounted for 16.6% of total revenue and Verizon accounted for 11.4%. AT&T accounted for 15.2% of total revenue in the second quarter of fiscal 2017.

Gross margin for both the third quarter and the second quarter of fiscal 2017 was 45.0%.

Operating expense was $246.1 million for the third quarter of fiscal 2017, a decrease from $260.4 million in the second quarter of fiscal 2017. Third quarter fiscal 2017 operating expense primarily reflects decreases of $7.1 million in amortization of intangibles expense, $3.9 million in research and development expense, $2.1 million in restructuring costs and $1.8 million in sales and marketing expense.

Income from operations for the third quarter of fiscal 2017 was $82.0 million, compared to income from operations of $57.8 million during the second quarter of fiscal 2017. Our net income for the third quarter of fiscal 2017 was $60.0 million, or $0.39 per diluted common share, compared to a net income of $38.0 million, or $0.25 per diluted common share, for the second quarter of fiscal 2017.

We generated cash from operations of $50.6 million during the third quarter of fiscal 2017, compared to $72.0 million of cash generated from operations during the second quarter of fiscal 2017. As of July 31, 2017, we had $559.5 million in cash and cash equivalents, $234.8 million of short-term investments in U.S. treasury securities and commercial paper and $59.9 million of long-term investments in U.S. treasury securities. This compares to $628.6 million in cash and cash equivalents, $274.8 million of short-term investments in U.S. treasury securities and commercial paper and $89.9 million of long-term investments in U.S. treasury securities at April 30, 2017.
As of July 31, 2017, we had 5,780 employees, which reflects an increase from 5,555 at October 31, 2016 and an increase from 5,559 at July 31, 2016.

Consolidated Results of Operations

Operating Segments

Ciena has the following operating segments for reporting purposes: (i) Networking Platforms, (ii) Software and Software-Related Services, and (iii) Global Services. See Note 20 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
Quarter ended July 31, 2017 compared to the quarter ended July 31, 2016

Revenue
During the third quarter of fiscal 2017, approximately 17.0% of our revenue was non-U.S. Dollar denominated, including sales in Euros, Canadian Dollars, Brazilian Reais, Argentina Pesos, and British Pounds. During the third quarter of fiscal 2017 as compared to the third quarter of fiscal 2016, the U.S. Dollar fluctuated against these currencies. Consequently, our revenue reported in U.S. Dollars on a constant currency basis was slightly reduced by approximately $2.0 million, or 0.3%, as compared to the third quarter of fiscal 2016. The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Quarter Ended July 31,				Increase
	2017	%*	2016	%*	(decrease)	%**
Revenue:
Networking Platforms
Converged Packet Optical	$506,532	69.5	$467,615	69.7	$38,917	8.3
Packet Networking	82,121	11.3	63,658	9.5	18,463	29.0
Optical Transport	3,694	0.5	9,619	1.4	(5,925)	(61.6)
Total Networking Platforms	592,347	81.3	540,892	80.6	51,455	9.5

Software and Software-Related Services
Software Platforms	18,395	2.5	12,558	1.9	5,837	46.5
Software-Related Services	23,856	3.3	19,011	2.8	4,845	25.5
Total Software and Software-Related Services	42,251	5.8	31,569	4.7	10,682	33.8

Global Services
Maintenance Support and Training	57,902	7.9	55,996	8.4	1,906	3.4
Installation and Deployment	27,397	3.8	31,245	4.7	(3,848)	(12.3)
Consulting and Network Design	8,822	1.2	10,848	1.6	(2,026)	(18.7)
Total Global Services	94,121	12.9	98,089	14.7	(3,968)	(4.0)

Consolidated revenue	$728,719	100.0	$670,550	100.0	$58,169	8.7
_____________________________
*    Denotes % of total revenue
**    Denotes % change from 2016 to 2017

•
Networking Platforms segment revenue increased, primarily reflecting product line sales increases of $38.9 million of our Converged Packet Optical products and $18.5 million in sales of our Packet Networking products partially offset by a product line sales decrease of $5.9 million in sales of our Optical Transport products.

◦
Converged Packet Optical sales primarily reflect sales increases of $38.1 million of our Waveserver stackable interconnect system and $15.3 million of our 6500 Packet-Optical Platform. These increases were partially offset by sales decreases of $13.2 million of our Z-Series Packet-Optical Platform and $1.6 million of our OTN configuration for the 5410 Reconfigurable Switching System.

◦	Packet Networking sales primarily reflect sales increases of $13.2 million of our 3000 and 5000 families of service delivery and aggregation switches and $5.3 million of our 8700 Packetwave Platform.

◦
Optical Transport sales have continued to experience significant declines, as expected. Our Optical Transport products have either been previously discontinued, or are expected to be discontinued, reflecting network operators’ transition toward next-generation converged network architectures addressed by solutions within our Converged Packet Optical product line.

•
Software and Software-Related Services segment revenue increased, primarily reflecting sales increases of $4.9 million in software-related services and $5.8 million of our software platforms. The increase in software-related services is primarily due to sales increases of $3.4 million of software subscription services and $1.0 million of services supporting our Blue Planet software platform and advance software applications. The increase in software platform sales primarily reflects increases of $4.6 million in sales of our OneControl Unified Management System and $1.0 million in sales of our Blue Planet software platform.

•
Global Services segment revenue decreased, primarily reflecting sales decreases of $3.9 million of our installation and deployment services and $2.0 million of our network transformation services, partially offset by a sales increase of $1.9 million of our maintenance support and training services.

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

	Quarter Ended July 31,				Increase
	2017	%*	2016	%*	(decrease)	%**
North America	$465,238	63.8	$438,013	65.3	$27,225	6.2
EMEA	96,068	13.2	104,266	15.5	(8,198)	(7.9)
CALA	51,709	7.1	46,606	7.0	5,103	10.9
APAC	115,704	15.9	81,665	12.2	34,039	41.7
Total	$728,719	100.0	$670,550	100.0	$58,169	8.7
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2016 to 2017

•
North America revenue primarily reflects increases of $20.5 million within our Networking Platforms segment and $8.2 million within our Software and Software-Related Services segment, partially offset by a revenue decrease of $1.5 million within our Global Services segment. The revenue increase within our Networking Platforms segment primarily reflects product line increases of $11.5 million of Converged Packet Optical sales and $9.9 million of Packet Networking sales. The revenue increase within Converged Packet Optical primarily reflects an increase of $35.1 million in sales of our Waveserver stackable interconnect system, partially offset by decreases of $13.4 million in sales of our Z-Series Packet-Optical Platform, $6.4 million in sales of our 5430 Reconfigurable Switching System and $2.3 million in sales of our 6500 Packet-Optical Platform. The revenue increase for our Waveserver stackable interconnect system primarily reflects increased sales to Web-scale providers. The revenue increase within Packet Networking primarily reflects increases of $7.3 million in sales of our 3000 and 5000 families of service delivery and aggregation switches and $3.1 million in sales of our 8700 Packetwave Platform. The revenue increase for our 3000 and 5000 families of service delivery and aggregation switches primarily reflects increased sales to AT&T and other service providers. The revenue increase within our Software and Software-Related Services segment primarily reflects sales increases of $3.6 million in sales of our OneControl Unified Management System and $2.8 million of our software subscription services.

•
EMEA revenue primarily reflects a decrease of $12.2 million within our Networking Platforms segment, partially offset by revenue increases of $2.9 million within our Global Services segment and $1.1 million within our Software and Software-Related Services segment. Our Networking Platforms segment revenue primarily reflects a product line decrease of $7.5 million in Converged Packet Optical sales, primarily due to a decrease of $12.0 million in sales for our 6500 Packet-Optical Platform partially offset by increases of $2.6 million in sales of our 5430 Reconfigurable Switching System and $2.0 million in sales of our Waveserver stackable interconnect system.

•
CALA revenue primarily reflects an increase of $12.2 million within our Networking Platforms segment partially offset by a revenue decrease of $7.2 million within our Global Services segment. The revenue increase within our Networking Platforms segment primarily reflects a product line increase of $11.0 million of Converged Packet Optical sales primarily due to increased sales of our 6500 Packet-Optical Platform to cable and multiservice operators and certain communication service providers.

•
APAC revenue primarily reflects increases of $31.0 million within our Networking Platforms segment, $1.8 million within our Global Services segment and $1.2 million within our Software and Software-Related Services segment. The revenue increase within our Networking Platforms segment primarily reflects product line increases of $23.8 million of Converged Packet Optical sales and $8.2 million of Packet Networking sales. The revenue increase within Converged Packet Optical primarily reflects a revenue increase of $18.2 million in sales of our 6500 Packet-Optical Platform, primarily related to sales through our strategic relationship with Ericsson in Australia. The revenue increase within Packet Networking primarily reflects increased sales of $4.5 million of our 3000 and 5000 families of service delivery and aggregation switches and $2.8 million of our 8700 Packetwave Platform to a certain communication service provider in India. APAC revenue has increased meaningfully in recent periods reflecting in part significant revenue growth in India, where we have benefited from service provider customer initiatives to gain subscribers and unprecedented subscriber growth and related network projects. Changes in spending and the timing of revenue recognition for large network projects in this region can result in significant variations in revenue results in any particular quarter.

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

The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Quarter Ended July 31,				Increase
	2017	%*	2016	%*	(decrease)	%**
Total revenue	$728,719	100.0	$670,550	100.0	$58,169	8.7
Total cost of goods sold	400,643	55.0	362,065	54.0	38,578	10.7
Gross profit	$328,076	45.0	$308,485	46.0	$19,591	6.4
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2016 to 2017

	Quarter Ended July 31,				Increase
	2017	%*	2016	%*	(decrease)	%**
Product revenue	$610,742	100.0	$553,450	100.0	$57,292	10.4
Product cost of goods sold	341,197	55.9	299,381	54.1	41,816	14.0
Product gross profit	$269,545	44.1	$254,069	45.9	$15,476	6.1
_____________________________________
*    Denotes % of product revenue
**    Denotes % change from 2016 to 2017

	Quarter Ended July 31,				Increase
	2017	%*	2016	%*	(decrease)	%**
Service revenue	$117,977	100.0	$117,100	100.0	$877	0.7
Service cost of goods sold	59,446	50.4	62,684	53.5	(3,238)	(5.2)
Service gross profit	$58,531	49.6	$54,416	46.5	$4,115	7.6
_____________________________________
*    Denotes % of services revenue
**    Denotes % change from 2016 to 2017

•	Gross profit as a percentage of revenue reflects reduced product gross profit partially offset by improved services gross profit.

•
Gross profit on products as a percentage of product revenue decreased primarily as a result of market-based price erosion partially offset by product cost reductions and increased software platform sales.

•	Gross profit on services as a percentage of services revenue increased primarily due to sales of higher margin software subscription services and maintenance support services.
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

Acquisition and integration costs consist of expenses for financial, legal and accounting advisors and severance and other employee-related costs, associated with our acquisition of Cyan on August 3, 2015 and our acquisition of the HSPC assets of TeraXion and its wholly-owned subsidiary on February 1, 2016.

Restructuring costs primarily reflect actions Ciena has taken to better align our workforce, facilities and operating costs with perceived market opportunities, business strategies and changes in market and business conditions.

During the third quarter of fiscal 2017, approximately 53% of our operating expense was non-U.S. Dollar denominated, including expenses in Canadian Dollars, Euros, British Pounds, Indian Rupees, and Brazilian Reais. During the third quarter of fiscal 2017 as compared to the third quarter of fiscal 2016, the U.S. Dollar fluctuated against these currencies. Consequently, our operating expense reported in U.S. Dollars on a constant currency basis was slightly reduced by approximately $1.7 million, or 1.0%, as compared to the third quarter of fiscal 2016. The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Quarter Ended July 31,				Increase
	2017	%*	2016	%*	(decrease)	%**
Research and development	$117,729	16.2	$116,697	17.4	$1,032	0.9
Selling and marketing	86,739	11.9	83,732	12.5	3,007	3.6
General and administrative	35,569	4.9	34,336	5.1	1,233	3.6
Amortization of intangible assets	3,837	0.5	14,529	2.2	(10,692)	(73.6)
Acquisition and integration costs	—	—	1,029	0.2	(1,029)	(100.0)
Restructuring costs	2,203	0.3	1,138	0.2	1,065	93.6
Total operating expenses	$246,077	33.8	$251,461	37.6	$(5,384)	(2.1)
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2016 to 2017

•
Research and development expense benefited by $1.8 million as a result of foreign exchange rates, net of hedging, primarily due to a stronger U.S. Dollar in relation to the Canadian Dollar. Including the effect of foreign exchange rates, research and development expenses increased by $1.0 million. This change primarily reflects increased employee and compensation costs.

•	Selling and marketing expense increased by $3.0 million, primarily reflecting increased employee and compensation costs.

•	General and administrative expense increased by $1.2 million, primarily reflecting increased employee and compensation costs.

•	Amortization of intangible assets decreased due to certain intangible assets having reached the end of their economic lives.

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

Other items
The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Quarter Ended July 31,				Increase
	2017	%*	2016	%*	(decrease)	%**
Interest and other income (loss), net	$(848)	(0.1)	$(3,647)	(0.5)	$2,799	76.7
Interest expense	$13,415	1.8	$15,967	2.4	$(2,552)	(16.0)
Provision for income taxes	$7,726	1.1	$3,864	0.6	$3,862	99.9
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2016 to 2017

•
Interest and other income (loss), net primarily reflects a $3.5 million gain in foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity.

•
Interest expense decreased primarily due to a reduction in our aggregate outstanding debt due to the refinancing of our term loans during the second quarter of fiscal 2017 and the maturity of our outstanding 0.875% Convertible Senior Notes on June 15, 2017. For additional information about our term loans and convertible notes, see Note 16 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

•	Provision for income taxes increased primarily due to foreign and state tax expense.
Nine months ended July 31, 2017 compared to the nine months ended July 31, 2016

Revenue
During the first nine months of fiscal 2017, approximately 18.0% of our revenue was non-U.S. Dollar denominated, including sales in Euros, Canadian Dollars, Brazilian Reais, British Pounds, Argentina Pesos and Japanese Yen. During the first nine months of fiscal 2017, as compared to the first nine months of fiscal 2016, the U.S. Dollar fluctuated against these currencies. Consequently, our revenue reported in U.S. Dollars on a constant currency basis was slightly reduced by approximately $6.7 million or 0.3%. The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Nine Months Ended July 31,				Increase
	2017	%*	2016	%*	(decrease)	%**
Revenue:
Networking Platforms
Converged Packet Optical	$1,421,315	69.1	$1,291,956	68.6	$129,359	10.0
Packet Networking	220,641	10.7	180,437	9.6	40,204	22.3
Optical Transport	11,822	0.6	30,215	1.6	(18,393)	(60.9)
Total Networking Platforms	1,653,778	80.4	1,502,608	79.8	151,170	10.1

Software and Software-Related Services
Software Platforms	48,587	2.4	32,409	1.7	16,178	49.9
Software-Related Services	70,760	3.4	55,059	2.9	15,701	28.5
Total Software and Software-Related Services	119,347	5.8	87,468	4.6	31,879	36.4

Global Services
Maintenance Support and Training	171,133	8.3	169,123	9.0	2,010	1.2
Installation and Deployment	84,011	4.1	92,317	4.9	(8,306)	(9.0)
Consulting and Network Design	28,969	1.4	32,866	1.7	(3,897)	(11.9)
Total Global Services	284,113	13.8	294,306	15.6	(10,193)	(3.5)

Consolidated revenue	$2,057,238	100.0	$1,884,382	100.0	$172,856	9.2
_____________________________

*    Denotes % of total revenue
**    Denotes % change from 2016 to 2017

•
Networking Platforms segment revenue increased, primarily reflecting product line sales increases of $129.4 million of our Converged Packet Optical products and $40.2 million of our Packet Networking products, partially offset by a product line sales decrease of $18.4 million in sales of our Optical Transport products.

◦
Converged Packet Optical sales primarily reflect increases of $81.6 million of our 6500 Packet-Optical Platform, $68.8 million of our Waveserver stackable interconnect system, $14.3 million of our 5430 Reconfigurable Switching System and $2.1 million of our OTN configuration for the 5410 Reconfigurable Switching System. These increases were partially offset by sales decreases of $31.2 million of our Z-Series Packet-Optical Platform and $6.2 million of our CoreDirector® Multiservice Optical Switches.

◦	Packet Networking sales primarily reflect increases of $33.7 million of our 3000 and 5000 families of service delivery and aggregation switches and $6.2 million of our 8700 Packetwave Platform.

◦
Optical Transport sales have continued to experience significant declines, as expected. Our Optical Transport products have either been previously discontinued, or are expected to be discontinued, reflecting network operators’ transition toward next-generation converged network architectures addressed by solutions within our Converged Packet Optical product line.

•
Software and Software-Related Services segment revenue increased, primarily reflecting sales increases of $15.7 million in software-related services and $16.2 million of our software platforms. The increase in software-related services is primarily due to sales increases of $10.7 million of software subscription services, $3.4 million of services supporting our Blue Planet software platform and advance software applications, and $1.2 million of software-enabled services. The increase in software platform sales primarily reflects increases of $7.8 million in sales of our Blue Planet software platform and advanced software applications and $6.7 million in sales of our OneControl Unified Management System.

•
Global Services segment revenue decreased, primarily reflecting sales decreases of $8.3 million of our installation and deployment services and $3.9 million of our consulting and network design services, partially offset by a sales increase of $2.0 million of our maintenance support and training services.

The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Nine Months Ended July 31,				Increase
	2017	%*	2016	%*	(decrease)	%**
North America	$1,295,539	63.0	$1,226,222	65.1	$69,317	5.7
EMEA	293,387	14.3	281,163	14.9	12,224	4.3
CALA	120,826	5.8	148,312	7.9	(27,486)	(18.5)
APAC	347,486	16.9	228,685	12.1	118,801	51.9
Total	$2,057,238	100.0	$1,884,382	100.0	$172,856	9.2
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2016 to 2017

•
North America revenue primarily reflects increases of $53.8 million within our Networking Platforms segment and $23.7 million within our Software and Software-Related Services segment, partially offset by a revenue decrease of $8.2 million within our Global Services segment. The revenue increase within our Networking Platforms segment primarily reflects product line increases of $37.1 million of Converged Packet Optical sales and $20.5 million of Packet Networking sales, partially offset by a product line decrease of $3.8 million in Optical Transport sales. The revenue increase within Converged Packet Optical sales primarily reflects increases of $61.2 million in sales of our Waveserver stackable interconnect system and $10.4 million in sales of our 6500 Packet-Optical Platform, partially offset by a decrease of $30.1 million in sales of our Z-Series Packet-Optical Platform. The revenue increase for our Waveserver stackable interconnect system primarily reflects increased sales to Web-scale providers. The revenue increase for our 6500 Packet-Optical Platform primarily reflects increased sales to service providers, partially offset by decreases in sales to AT&T, certain Web-scale providers and to a cable and multiservice operator that was acquired during the third quarter of 2016. The revenue increase within Packet Networking primarily reflects an increase of $19.5 million in sales of our 3000 and 5000 families of service delivery and aggregation switches to AT&T and other communication service providers. The revenue increase within our Software and Software-Related Services segment primarily reflects sales increases of $9.4 million of our software subscription services, $5.3 million in sales of our Blue Planet software platform, $4.9 million of our OneControl Unified Management System and $2.1 million of services supporting our Blue Planet software platform and advance software applications.

•
EMEA revenue primarily reflects increases of $10.6 million within our Networking Platforms segment and $3.7 million within our Software and Software-Related Services segment, partially offset by a revenue decrease of $2.1 million within our Global Services segment. Our Networking Platforms segment revenue primarily reflects a product line increase of $15.3 million in Converged Packet Optical sales, primarily due to increased sales of $9.2 million of our 6500 Packet-Optical Platform and $6.0 million of our Waveserver stackable interconnect system.

•
CALA revenue primarily reflects decreases of $23.0 million within our Networking Platforms segment and $4.8 million within our Global Services segment. The revenue decrease within our Networking Platforms segment primarily reflects product line decreases of $22.3 million of Converged Packet Optical sales and $4.3 million in Optical Transport sales partially offset by a product line increase of $3.6 million of Packet Networking sales.

•
APAC revenue primarily reflects increases of $109.8 million within our Networking Platforms segment, $4.8 million within our Global Services segment and $4.2 million within our Software and Software-Related Services segment. The revenue increase within our Networking Platforms segment primarily reflects product line increases of $99.3 million of Converged Packet Optical sales and $13.2 million of Packet Networking sales, partially offset by a product line decrease of $2.7 million in Optical Transport sales. The revenue increase within Converged Packet Optical reflects an increase of $66.5 million in sales of our 6500 Packet-Optical Platform primarily due to increases in sales through our strategic relationship with Ericsson in Australia, sales to Reliance Jio Infocomm in India and sales to service providers in Japan. The revenue increase within Converged Packet Optical also reflects an increase of $30.7 million of our 5430 Reconfigurable Switching System sales primarily due to increased sales to Reliance Jio Infocomm in India. The timing of revenue recognition for large network projects in this region can result in significant variations in revenue results in any particular quarter.

Cost of Goods Sold and Gross Profit

The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Nine Months Ended July 31,				Increase
	2017	%*	2016	%*	(decrease)	%**
Total revenue	$2,057,238	100.0	$1,884,382	100.0	$172,856	9.2
Total cost of goods sold	1,137,137	55.3	1,041,354	55.3	95,783	9.2
Gross profit	$920,101	44.7	$843,028	44.7	$77,073	9.1
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2016 to 2017

	Nine Months Ended July 31,				Increase
	2017	%*	2016	%*	(decrease)	%**
Product revenue	$1,702,365	100.0	$1,535,017	100.0	$167,348	10.9
Product cost of goods sold	955,303	56.1	851,641	55.5	103,662	12.2
Product gross profit	$747,062	43.9	$683,376	44.5	$63,686	9.3
_____________________________________
*    Denotes % of product revenue
**    Denotes % change from 2016 to 2017

	Nine Months Ended July 31,				Increase
	2017	%*	2016	%*	(decrease)	%**
Service revenue	$354,873	100.0	$349,365	100.0	$5,508	1.6
Service cost of goods sold	181,834	51.2	189,713	54.3	(7,879)	(4.2)
Service gross profit	$173,039	48.8	$159,652	45.7	$13,387	8.4
_____________________________________
*    Denotes % of services revenue
**    Denotes % change from 2016 to 2017

•	Gross profit as a percentage of revenue reflects improved services gross profit partially offset by reduced product gross profit.

•
Gross profit on products as a percentage of product revenue decreased, primarily as a result of market-based price erosion partially offset by product cost reductions and increased software platform sales.

•	Gross profit on services as a percentage of services revenue increased, primarily due to sales of higher margin software subscription services and maintenance support services.
Operating Expense
During the first nine months of fiscal 2017, approximately 52% of our operating expense was non-U.S. Dollar denominated, including Canadian Dollars, British Pounds, Euros, Indian Rupees and Brazilian Reais. During the first nine months of fiscal 2017, there was minimal impact of foreign currency exchange rates to our operating expense, in comparison to the first nine months of fiscal 2016. The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Nine Months Ended July 31,				Increase
	2017	%*	2016	%*	(decrease)	%**
Research and development	$356,221	17.3	$339,346	18.0	$16,875	5.0
Selling and marketing	260,292	12.7	252,878	13.4	7,414	2.9
General and administrative	106,423	5.2	100,681	5.3	5,742	5.7
Amortization of intangible assets	29,368	1.4	46,957	2.5	(17,589)	(37.5)
Acquisition and integration costs	—	—	4,613	0.2	(4,613)	(100.0)
Restructuring costs	8,874	0.4	2,057	0.1	6,817	331.4
Total operating expenses	$761,178	37.0	$746,532	39.6	$14,646	2.0
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2016 to 2017

•
Research and development expense increased by $16.9 million. This increase primarily reflects increases of $9.7 million in employee and compensation costs, $7.0 million in facilities and information technology costs and $1.4 million of depreciation costs. These increases were partially offset by a decrease of $1.0 million in professional services.

•
Selling and marketing expense increased by $7.4 million, primarily reflecting increases of $3.3 million in employee and compensation costs, $1.4 million in facilities and information technology costs, $1.2 million in technology and related costs and $1.0 million in selling and marketing costs.

•
General and administrative expense increased by $5.7 million, primarily reflecting increases of $3.8 million for professional services and legal fees, $1.3 million for employee and compensation costs, and $1.2 million for facilities and information technology costs.

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

•
Restructuring costs increased due to unfavorable lease commitments and relocation costs incurred in connection with the facility transition from our existing research and development center located at Lab 10 on the former Nortel Carling Campus to a new campus facility in Ottawa, Canada.

Other items
The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Nine Months Ended July 31,				Increase
	2017	%*	2016	%*	(decrease)	%**
Interest and other income (loss), net	$(3,396)	(0.2)	$(11,456)	(0.6)	$8,060	70.4
Interest expense	$41,926	2.0	$41,285	2.2	$641	1.6
Provision for income taxes	$11,704	0.6	$7,758	0.4	$3,946	50.9
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

•	Interest expense remained relatively unchanged.

•	Provision for income taxes increased primarily due to increased foreign and state tax expense.

Segment Profit (Loss)

The table below (in thousands, except percentage data) sets forth the changes in our segment profit for the respective periods:

	Quarter Ended July 31,
	2017	2016	Increase (decrease)	%*
Segment profit:
Networking Platforms	$159,649	$150,521	$9,128	6.1
Software and Software-Related Services	$11,133	$2,412	$8,721	361.6
Global Services	$39,565	$38,855	$710	1.8
_____________________________________
*    Denotes % change from 2016 to 2017

•
Networking Platforms segment profit increased, primarily due to higher sales volume, as described above, resulting in increased gross profits, slightly offset by increased research and development costs. Research and development costs primarily reflect increased expenses relating to the continued development of our coherent modem technology, including our WaveLogic Ai coherent optical chipset, and relocation costs as a result of the facility transition from our existing research and development center located at Lab 10 on the former Nortel Carling Campus to a new campus facility in Ottawa, Canada.

•
Software and Software-Related Services segment profit increased, primarily due to higher sales volume, as described above, resulting in increased gross profits, slightly offset by increased research and development costs. Research and development costs primarily reflect increased expense relating to the continued development of our Blue Planet software platform.

•	Global Services segment profit increased, primarily due to improved gross margin on consulting and network design services offset by lower sales volume.
The table below (in thousands, except percentage data) sets forth the changes in our segment profit (loss) for the respective periods:

	Nine Months Ended July 31,
	2017	2016	Increase (decrease)	%*
Segment profit (loss):
Networking Platforms	$423,859	$390,109	$33,750	8.7
Software and Software-Related Services	$23,384	$(970)	$24,354	NM**
Global Services	$116,637	$114,543	$2,094	1.8
_____________________________________
*    Denotes % change from 2016 to 2017
** Not meaningful

•
Networking Platforms segment profit increased, primarily due to higher sales volume, as described above, resulting in increased gross profits, slightly offset by increased research and development costs. Research and development costs primarily reflect increased expenses relating to the continued development of our coherent modem technology, including our WaveLogic Ai coherent optical chipset, and relocation costs as a result of the facility transition from our existing research and development center located at Lab 10 on the former Nortel Carling Campus to a new campus facility in Ottawa, Canada.

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

Liquidity and Capital Resources
For the nine months ended July 31, 2017, we generated $96.3 million in cash to fund our operating needs, as our net income (adjusted for non-cash charges) of $289.3 million exceeded our working capital requirements of $193.0 million. The increase in working capital was primarily driven by inventory increases of $93.9 million and an increase in our accounts receivable of $80.7 million. For additional details, see the discussion below entitled “Cash from Operations.”
Despite our cash generated from operations, our total cash, cash equivalents and investments decreased by $288.9 million during the first nine months of fiscal 2017. This decrease principally reflects the use of cash to fund the repurchase of $46.3 million in aggregate principal amount outstanding of our 0.875 % Convertible Senior Notes, which matured on June 15, 2017 (the “2017 Notes”), repayment at maturity of the remaining $185.3 million in aggregate principal amount outstanding of the 2017 Notes, and $93.6 million for the refinancing of our existing 2019 Term Loan and 2021 Term Loan into a new 2022 Term Loan. See Note 16 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for information relating to these transactions. The decrease also reflects cash used in investing activities for capital expenditures totaling $76.0 million, and our settlement of certain foreign currency forward contracts of $1.6 million. Proceeds from the issuance of equity under our employee stock purchase plans provided approximately $20.4 million in cash during the period. The following table sets forth changes in our cash and cash equivalents and investments in marketable debt securities (in thousands):

	July 31, 2017	October 31, 2016	Increase (decrease)
Cash and cash equivalents	$559,540	$777,615	$(218,075)
Short-term investments in marketable debt securities	234,743	275,248	(40,505)
Long-term investments in marketable debt securities	59,874	90,172	(30,298)
Total cash and cash equivalents and investments in marketable debt securities	$854,157	$1,143,035	$(288,878)

Our principal sources of liquidity on hand include our cash, cash equivalents and investments, which as of July 31, 2017 totaled $854.2 million, as well as our ABL Credit Facility. Ciena and certain of its subsidiaries are parties to a senior secured asset-based revolving credit facility (the “ABL Credit Facility”) providing for a total commitment of $250 million with a maturity date of December 31, 2020. We principally use the ABL Credit Facility to support the issuance of letters of credit that arise in the ordinary course of our business and thereby to reduce our use of cash required to collateralize these instruments. As of July 31, 2017, letters of credit totaling $74.1 million were collateralized by our ABL Credit Facility. There were no borrowings outstanding under the ABL Credit Facility as of July 31, 2017.
The amount of cash, cash equivalents and short-term investments held by our foreign subsidiaries was $45.4 million as of July 31, 2017. Given this amount, we do not believe that there are significant amounts held by foreign subsidiaries in which we consider earnings to be permanently reinvested, that may not be available for U.S. operations. In the event such funds held by our foreign subsidiaries were repatriated, we believe that any resulting tax implications would not be material.
As more fully described in Note 22 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report, following the settlement of an exchange offer on August 2, 2017, approximately $288.7 million in aggregate principal amount at maturity of Original Notes were exchanged for New Notes, which provide us with the option, at our election, to settle conversions for cash, shares of our common stock, or a combination of cash and shares. It is our current intent that upon any conversion of the New Notes we will settle the principal amount thereof in cash.
We regularly evaluate our liquidity position, debt obligations, and anticipated cash needs to fund our operating or investment plans and may consider capital raising and other market opportunities that may be available to us. We regularly evaluate alternatives to manage our capital structure and reduce our debt and may continue to opportunistically repurchase our outstanding convertible notes.
Based on past performance and current expectations, we believe that cash from operations, cash, cash equivalents and investments and other sources of liquidity, including our ABL Credit Facility, will satisfy our working capital needs, capital expenditures, and other liquidity requirements associated with our operations, including the settlement of the principal amount of the New Notes in cash upon any conversions prior to maturity, through at least the next 12 months.
Cash from Operations
The following sections set forth the components of our $96.3 million of cash generated from operating activities during the first nine months of fiscal 2017:
Net income (adjusted for non-cash charges)
The following table sets forth our net income (adjusted for non-cash charges) during the period (in thousands):

Nine months ended
July 31, 2017
Net income	$101,897
Adjustments for non-cash charges:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	55,873
Share-based compensation costs	36,843
Amortization of intangible assets	39,721
Provision for inventory excess and obsolescence	28,727
Provision for warranty	5,188
Other	21,076
Net income (adjusted for non-cash charges)	$289,325
Working Capital
We used $193.0 million of cash for working capital during the period. The following tables set forth the major components of the cash used in working capital (in thousands):

Nine months ended
July 31, 2017
Cash used in accounts receivable	$(80,652)
Cash used in inventories	(93,896)
Cash used in prepaid expenses and other	(26,450)
Cash used in accounts payable, accruals and other obligations	(5,960)
Cash provided by deferred revenue	13,978
Total cash used for working capital	$(192,980)
As compared to the end of fiscal 2016:

•	The $80.7 million of cash used by accounts receivable during the first nine months of fiscal 2017 reflects increased sales volume;

•
The $93.9 million of cash used in inventory during the first nine months of fiscal 2017 primarily reflects increases in finished goods to meet customer delivery schedules and deferred costs of sales awaiting customer acceptance;

•	Cash used in prepaid expense and other during the first nine months of fiscal 2017 was $26.5 million, primarily reflecting higher prepaid value added taxes and higher deferred deployment expense;

•	The $6.0 million of cash used in accounts payable, accruals and other obligations during the first nine months of fiscal 2017 primarily reflects a slight increase in payments to our suppliers; and

•	The $14.0 million of cash provided by deferred revenue during the first nine months of fiscal 2017 represents an increase in advanced payments received from customers prior to revenue recognition.
Our days sales outstanding (DSOs) for the first nine months of fiscal 2017 were 86 days, and our inventory turns for the first nine months of fiscal 2017 were 4.6.
Cash Paid for Interest
The following tables set forth the cash paid for interest during the period (in thousands):

Nine months ended
July 31, 2017
0.875% Convertible Senior Notes due June 15, 2017(1)	$1,824
3.75% Convertible Senior Notes due October 15, 2018(2)	6,562
4.0% Convertible Senior Notes due December 15, 2020(3)	7,500
Term Loan due July 15, 2019(4)	2,342
Term Loan due April 25, 2021(5)	2,702
Term Loan due January 30, 2022 (6)	6,584
Interest rate swaps(7)	2,727
ABL Credit Facility(8)	1,180
Capital leases	2,440
Cash paid during period	$33,861

(1)	The final interest payment owing on our 0.875% Convertible Senior Notes due June 15, 2017 was paid during the third quarter of fiscal 2017.

(2)	Interest on our outstanding 3.75% Convertible Senior Notes due October 15, 2018 is payable on April 15 and October 15 of each year.

(3)	Interest on our outstanding 4.0% Convertible Senior Notes due December 15, 2020 is payable on June 15 and December 15 of each year.

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

(6)
Interest on the 2022 Term Loan is payable periodically based on the underlying market index rate selected for borrowing. The 2022 Term Loan bears interest at LIBOR plus a spread of 2.5% subject to a minimum LIBOR rate of 0.75%. As of the end of the third quarter of fiscal 2017, the interest rate on the 2022 Term Loan was 3.73%.

(7)
Prior to the term loan refinancing, payments on our interest rate swaps were variable and effectively fixed the total interest rate under the 2019 Term Loan at 5.004% from July 20, 2015 through July 19, 2018 and the 2021 Term Loan at 4.62% to 4.87%, depending on applicable margin, from June 20, 2016 through June 22, 2020. In connection with the refinancing of the 2019 and 2021 Term Loans into the 2022 Term Loan, in order to align our interest rate hedges to the reduced 2022 Term Loan principal value and later maturity date, we reduced the total outstanding value of our interest rate swaps and also entered into new forward starting interest rate swaps in January 2017 and February 2017, respectively. The interest rate swaps, as adjusted, fix 98%, 82% and 77% of the principal value of the 2022 Term Loan from February 2017 through July 2018, July 2018 through June 2020 and June 2020 through January 2021, respectively. The fixed rate on the amounts hedged during the periods described above will be 4.25%, 4.25% and 4.75%, respectively.

(8)
During the first nine months of fiscal 2017, we utilized the ABL Credit Facility to collateralize certain standby letters of credit and paid $1.2 million in commitment fees, interest expense and other administrative charges relating to our ABL Credit Facility.

For additional information about our convertible notes and term loans (including the refinancing of our 2019 and 2021 Term Loans into the 2022 Term Loan), ABL Credit Facility and interest rate swaps, see Notes 14, 16 and 17 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
Contractual Obligations

The following is a summary of our future minimum payments under contractual obligations as of July 31, 2017 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Principal due at maturity on convertible notes (1)	$567,127	$—	$350,000	$217,127	$—
Principal due on Term Loan due January 30, 2022 (2)	399,000	4,000	8,000	8,000	379,000
Interest due on convertible notes	45,938	20,625	21,563	3,750	—
Interest due on Term Loan due January 30, 2022 (2)	66,838	15,008	29,602	22,228	—
Payments due under interest rate swaps (2)	7,050	2,034	3,461	1,555	—
Operating leases (3)	134,891	30,829	39,066	27,846	37,150
Purchase obligations (4)	250,356	250,356	—	—	—
Capital leases— equipment	3,576	1,717	1,859	—	—
Capital leases— buildings (5)	129,670	7,768	15,656	16,142	90,104
Other obligations	2,132	1,033	1,099	—	—
Total (6)	$1,606,578	$333,370	$470,306	$296,648	$506,254
_____________________________________

(1)
Includes the accretion of the principal amount on our outstanding 4.0% Convertible Senior Notes due December 15, 2020 payable at maturity at a rate of 1.85% per year compounded semi-annually, commencing December 27, 2012.

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

(5)
This represents the total minimum lease payments due for all buildings that are subject to capital lease accounting. Does not include variable insurance, taxes, maintenance and other costs required by the applicable capital lease. These costs are not expected to have a material future impact.

(6)
As of July 31, 2017, we also had approximately $15.6 million of other long-term obligations in our Condensed Consolidated Balance Sheet for unrecognized tax positions that are not included in this table because the timing of any cash settlement with the respective tax authority, if any, cannot be reasonably estimated.

Some of our commercial commitments, including some of the future minimum payments in operating leases set forth above and certain commitments to customers, are secured by standby letters of credit collateralized under our ABL Credit Facility or restricted cash. Restricted cash balances are included in other current assets or other long-term assets depending upon the duration of the underlying letter of credit obligation. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of July 31, 2017 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Standby letters of credit	$77,803	$40,092	$16,739	$11,885	$9,087

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

Our total deferred revenue for products was $61.9 million and $45.2 million as of July 31, 2017 and October 31, 2016, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $135.6 million and $137.7 million as of July 31, 2017 and October 31, 2016, respectively.

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

Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. We estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measurement of estimated fair value of our share-based compensation. See Note 19 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of July 31, 2017, total unrecognized compensation expense was $76.5 million: (i) $0.2 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 1.1 years; and (ii) $76.3 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.4 years.

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
For fiscal 2017, the Compensation Committee has approved an annual cash incentive arrangement generally applicable to full-time employees excluding commissioned salespersons, with the aggregate amount of any awards payable dependent upon the achievement of certain financial and operational goals for fiscal 2017. Given that the awards are generally contingent upon achieving annual objectives, the payment of cash incentive awards is not expected to be made until after fiscal year-end results are finalized. As a result, the expense that we accrue for cash incentive compensation in any interim period in fiscal 2017 is based upon estimates of expected financial results for the year and expected performance against relevant operating objectives. Because assessing actual performance against many of these objectives cannot generally occur until at or near fiscal year-end, determining the amount of expense that we incur in our interim financial statements for incentive compensation involves the judgment of management. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. We incurred an aggregate of $45.0 million of expense in the first nine months of fiscal 2017 associated with our cash incentive bonus plan for fiscal 2017.
Reserve for Inventory Obsolescence

We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. Upon recognition of the write down, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In an effort to limit our exposure to delivery delays and to satisfy customer needs we purchase inventory based on forecasted sales across our product lines. In addition, part of our research and development strategy is to promote the convergence of similar features and functionalities across our product lines. Each of these practices exposes us to the risk that our customers will not order products for which we have forecasted sales, or will purchase less than we have forecasted. Historically, we have experienced write downs due to changes in our strategic direction, discontinuance of a product and declines in market conditions. We recorded charges for excess and obsolete inventory of $28.7 million and $26.7 million in the first nine months of fiscal 2017 and 2016, respectively. The charges in fiscal 2017 primarily were related to a decrease in the forecasted demand for certain Networking Platform products. Our inventory net of allowance for excess and obsolescence was $276.4 million and $211.3 million as of July 31, 2017 and October 31, 2016, respectively.

Allowance for Doubtful Accounts Receivable

Our allowance for doubtful accounts receivable is based on management's assessment, on a specific identification basis, of the collectibility of customer accounts. We perform ongoing credit evaluations of our customers and generally have not required collateral or other forms of security from customers. In determining the appropriate balance for our allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectibility. In doing so, we consider creditworthiness, payment history, account activity and communication with such customer. If a customer's financial condition changes, or if actual defaults are higher than our historical experience, we may be required to take a charge for an allowance for doubtful accounts receivable, which could have an adverse impact on our results of operations. Our accounts receivable, net of allowance for doubtful accounts, was $653.2 million and $576.2 million as of July 31, 2017 and October 31, 2016, respectively. Our allowance for doubtful accounts was $3.6 million and $4.0 million as of July 31, 2017 and October 31, 2016, respectively.

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

The first step in the process of assessing goodwill impairment is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two as amended by ASU No. 2017-04, which we adopted in the first quarter in fiscal 2017, requires goodwill impairments to be measured on the basis of the fair value of the reporting unit relative to the reporting unit's carrying amount. A non-cash goodwill impairment charge would have the effect of decreasing earnings or increasing losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period. As of July 31, 2017 and October 31, 2016, the goodwill balance was $267.8 million and $267.0 million, respectively.

Long-lived Assets

Our long-lived assets include: equipment, building, furniture and fixtures; finite-lived intangible assets; in-process research and development; and maintenance spares. As of July 31, 2017 and October 31, 2016, these assets totaled $468.4 million and $484.7 million, net, respectively. We test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets' carrying amount is not recoverable from its undiscounted cash flows. Our long-lived assets are assigned to asset groups, which represent the lowest level for which we identify cash flows. We measure impairment loss as the amount by which the carrying amount of the asset or asset group exceeds its fair value.

Deferred Tax Valuation Allowance

We provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets will ultimately not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those deferred tax assets will become deductible. We assess available positive and negative evidence regarding our ability to realize our deferred tax assets and record a valuation allowance when it is more likely than not that deferred tax assets will not be realized. To form a conclusion, management considers our recent financial results and trends and makes judgments and estimates related to projections of profitability, the timing and extent of the use of net operating loss carryforwards, and tax planning strategies. At July 31, 2017, we were not in a three-year cumulative loss position in the United States. However, management determined that a valuation allowance is still necessary, due to, among other things, the relatively low level of cumulative pre-tax income during this period — cumulative 12-quarter profit was only recently achieved in the second half of fiscal 2016 — and our lengthy history of operating losses. We are in the process of completing the annual update to our budget and forecasting of expected financial performance for future fiscal periods, which we expect to finalize in the fourth quarter of fiscal 2017. We will consider these items together with our actual performance for fiscal 2017 as part of our ongoing evaluation of whether sufficient evidence exists to support reversal of all or a portion of the valuation allowance. Any future release of valuation allowance may be recorded as a tax benefit increasing net income or as an adjustment to paid-in capital, based on tax ordering requirements. The valuation allowance balance at July 31, 2017 was $1.4 billion.

Warranty

Our liability for product warranties, included in other accrued liabilities, was $44.3 million and $52.3 million as of July 31, 2017 and October 31, 2016, respectively. Our products are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties was $5.2 million and $13.1 million for the first nine months of fiscal 2017 and 2016, respectively. See Note 13 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report. The provision for warranty claims may fluctuate on a quarterly basis depending upon the mix of products and customers in that period. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. An increase in warranty claims or the related costs associated with satisfying our warranty obligations could increase our cost of sales and negatively affect our gross margin.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.

Interest Rate Sensitivity. We currently hold investments in U.S. government obligations and commercial paper with varying maturities. See Notes 5 and 6 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for information relating to investments and fair value. These investments are sensitive to interest rate movements, and their fair value will decline as interest rates rise and increase as interest rates decline. We estimate that a 100 basis point (1.0%) increase in interest rates across the yield curve from rates in effect as of the balance sheet date would cause a $1.8 million decline in value.

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

Foreign Currency Exchange Risk. As a global concern, our business and results of operations are exposed to and can be impacted by movements in foreign currency exchange rates. For example, the announcement of the United Kingdom (UK) referendum in which voters approved an exit from the European Union (EU), commonly referred to as "Brexit," has previously caused, and may continue to cause, significant volatility in currency exchange rate fluctuations. Because we sell globally, some of our sales transactions and revenue are non-U.S. Dollar denominated, with the Canadian Dollar, Euro, Argentina Peso and Brazilian Real being our most significant foreign currency revenue exposures. If the U.S. Dollar strengthens against these currencies, our revenue for these transactions reported in U.S. Dollars would decline. For our U.S. Dollar denominated sales, an increase in the value of the U.S. Dollar would increase the real costs of our products to customers in markets outside the United States, which could impact our competitive position. During the first nine months of fiscal 2017, approximately 18.0% of revenue was non-U.S. Dollar denominated. During the first nine months of fiscal 2017 as compared to the first nine months of fiscal 2016, the U.S. Dollar strengthened against the Argentina Peso, British Pound and the Euro, primarily offset by weakening against the Brazilian Real, consequently, our revenue reported in U.S. Dollars was slightly reduced by approximately $6.7 million or 0.3%. As they relate to costs of goods sold, employee-related and facilities costs associated with certain manufacturing-related operations in Canada represent our primary exposure to foreign currency exchange risk.
With regard to operating expense, our primary exposure to foreign currency exchange risk relates to the Canadian Dollar, British Pound, Euro, Indian Rupee and Brazilian Real. During the first nine months of fiscal 2017, approximately 52% of our operating expense was non-U.S. Dollar denominated. If these or other currencies strengthen, costs reported in U.S. Dollars will increase. During the first nine months of fiscal 2017, there was minimal impact of foreign currency exchange rates to our operating expense, in comparison to the first nine months of fiscal 2016.
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
Ciena Corporation, as the U.S. parent entity, uses the U.S. Dollar as its functional currency; however, some of our foreign branch offices and subsidiaries use the local currency as their functional currency. During the first nine months of fiscal 2017, we recorded $4.1 million in foreign currency exchange losses, as a result of monetary assets and liabilities that were transacted in a currency other than the entity's functional currency, and the re-measurement adjustments were recorded in interest and other income (loss), net on the Condensed Consolidated Statement of Operations. From time to time, we use foreign currency forwards to hedge these balance sheet exposures. These forwards are not designated as hedges for accounting purposes and any net gain or loss associated with these derivatives is reported in interest and other income (loss), net on the Condensed Consolidated Statement of Operations. During first nine months of fiscal 2017, we recorded losses of $0.9 million from these derivatives. See Note 2, Note 4 and Note 14 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From May 15 through June 3, 2015, five separate putative class action lawsuits in connection with Ciena’s then-pending acquisition of Cyan, Inc. (“Cyan”) were filed in the Court of Chancery of the State of Delaware. On June 23, 2015, each of these lawsuits was consolidated into a single case captioned In Re Cyan, Inc. Shareholder Litigation, Consol. C.A. No. 11027-CB. On July 15, 2016, the plaintiffs filed a third amended complaint against the members of Cyan's board of directors, which generally alleged that they breached their fiduciary duties by engaging in a conflicted and unfair sales process, failing to maximize stockholder value in the acquisition, taking steps to preclude competitive bidding, and failing to disclose material information necessary for stockholders to make an informed decision regarding the acquisition. On August 5, 2016, the defendants filed a motion to dismiss the third amended complaint. On May 11, 2017, the Court of Chancery granted the defendants' motion to dismiss the third amended complaint with prejudice.
As a result of our acquisition of Cyan in August 2015, we became a defendant in a securities class action lawsuit. On April 1, 2014, a purported stockholder class action lawsuit was filed in the Superior Court of California, County of San Francisco, against Cyan, the members of Cyan’s board of directors, Cyan’s former Chief Financial Officer, and the underwriters of Cyan’s initial public offering. On April 30, 2014, a substantially similar lawsuit was filed in the same court against the same defendants. The two cases have been consolidated as Beaver County Employees Retirement Fund, et al. v. Cyan, Inc. et al., Case No. CGC-14-538355. The consolidated complaint alleges violations of federal securities laws on behalf of a purported class consisting of purchasers of Cyan’s common stock pursuant or traceable to the registration statement and prospectus for Cyan’s initial public offering in April 2013, and seeks unspecified compensatory damages and other relief. On May 19, 2015, the proposed class was certified. On August 25, 2015, the defendants filed a motion for judgment on the pleadings based on an alleged lack of subject matter jurisdiction over the case, which motion was denied on October 23, 2015. On May 24, 2016, the defendants filed a petition for a writ of certiorari on the jurisdiction issue with the United States Supreme Court, which petition was granted on June 27, 2017. The matter is expected to be heard during the Supreme Court’s October 2017 Term. On November 18, 2016, the Superior Court stayed the case pending the outcome of the Supreme Court’s decision. We believe that the consolidated lawsuit is without merit and intend to defend it vigorously.
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

Because a number of our largest customers are communications service providers, our business and results of operations can be significantly affected by market, industry or competitive dynamics adversely affecting this segment. Our communications service provider customers face a rapidly shifting competitive landscape as cloud service operators,"over-the-top", and other content providers challenge their traditional business models and network infrastructures. Moreover, a number of our communications service provider and cable operator customers, including AT&T, Verizon and Centurylink, have either recently announced significant acquisition transactions or are in the process of significant related integration activities. Such transactions have in the past, and may in the future, result in spending delays or deferrals, or changes in preferred vendors, as the integration of combined network infrastructures proceeds and procurement strategies are determined. There can be no assurance that we will be able to maintain the revenue levels we have previously achieved with customers, including our communications service provider customers. The loss of any of our largest customers, or a significant reduction in their spending, could have a material adverse effect on our business and results of operations.

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

In an effort to maintain our incumbency or to secure new customer opportunities, we have in the past, and may in the future, agree to aggressive pricing, commercial concessions and other unfavorable terms that result in low or negative gross margins on a particular order or group of orders. Competition can also result in commercial and legal terms and conditions that place a disproportionate amount of risk on us.

We expect the competitive landscape in which we operate to continue to broaden and to increase, as network operators pursue a diverse range of consumption models and network strategies. As these changes occur, we expect that our business will compete more directly with additional networking solution suppliers, including IP router vendors, data center switch providers and other suppliers or integrators of networking technology. In addition, as we seek increased customer adoption of our Blue Planet software platform, and network operator demands for software programmability, management and control increase, we expect to compete more directly with software vendors and information technology vendors or integrators of these solutions. We may also face competition from system and component vendors, including those in our supply chain, that develop networking products based on off-the-shelf or commoditized hardware technology, referred to as “white box” hardware, particularly where a customer's network strategy seeks to emphasize deployment of such product offerings or adopt a disaggregated approach to the procurement of hardware and software. The expansion of our competitive landscape, and entry of new competitors into our markets and customers, may adversely impact our business and results of operations. If competitive pressures increase, or if we fail to compete successfully in our markets, our business and results of operations could suffer.

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

We maintain a global sourcing strategy and depend on third party suppliers in international markets for support in our product design and development, and in the sourcing of key product components and subsystems. Our products include optical and electronic components for which reliable, high-volume supply is often available only from sole or limited sources. Increases in market demand or scarcity of resources or manufacturing capability have resulted, and may in the future result, in shortages in availability of important components for our solutions, product allocation challenges, deployment delays and increased lead times. We are exposed to risks relating to unfavorable economic conditions or other similar challenges affecting the businesses and results of operations of our component providers that can affect their liquidity levels, ability to continue investing in their businesses, ability to meet development commitments and manufacturing capability. These and other challenges affecting our suppliers could expose our business to increased costs, loss or lack of supply, or discontinuation of components that can result in lost revenue, additional product costs, increased lead times and deployment delays that could harm our business and customer relationships. We do not have any guarantees of supply from these third parties, and in certain cases are relying upon temporary commercial arrangements or standard purchase orders. As a result, there is no assurance that we will be able to secure the components or subsystems that we require, in sufficient quantity and quality, and on reasonable terms. Moreover, our access to necessary components could be adversely impacted by competition from component vendors, including those in our supply chain, that develop competing networking products based on off-the-shelf or commoditized hardware technology, referred to as “white box” hardware. The loss of a source of supply, or lack of sufficient availability of key components, could require that we locate an alternate source or redesign our products, either of which could result in business interruption and increased costs and could negatively affect our product gross margin and results of operations. Our business and results of operations would be negatively affected if we were to experience any significant disruption or difficulties with key suppliers affecting the price, quality, availability or timely delivery of required components.

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
If the market for software solutions does not evolve in the way we anticipate or if customers do not adopt our Blue Planet solutions, we may not be able to realize a key part of our business strategy.

A key part of our business strategy will depend on our ability to gain market adoption for our Blue Planet software platform. If the markets relating to software solutions, including SDN, NFV, service orchestration and software management and control, do not develop as we anticipate, or if we are unable to increase market awareness and adoption of our Blue Planet solutions as a preferred solution within those markets, demand for our Blue Planet solutions may not grow. As a result, our long-term success in the software market will depend to a significant extent on potential customers recognizing the benefits of our next-generation Blue Planet software solutions, and the willingness of service providers and high-performance data center and other network operators to increase their use of SDN and NFV solutions in their networks. The market for these solutions is at an early stage, and it is difficult to predict important trends, including the potential growth, if any, of this market. If the market for these software solutions does not evolve in the way we anticipate or if customers do not adopt our solutions, we may not to be able to increase sales of our Blue Planet platform, and a key part of our business strategy would be adversely affected.

Changes in networking or procurement strategies among our customers could adversely affect our business, competitive position and results of operations.
Growing bandwidth demands, network operator efforts to reduce costs and requirements for enhanced network programmability and automation are causing network operators to consider a diverse range of approaches to the design and procurement of network infrastructure. We refer to these different approaches as “consumption models.” These consumption models can include: the traditional systems procurement of fully integrated solutions including hardware, software and services from the same vendor; the procurement of a fully integrated hardware solution from one vendor with the separate use of a network operator’s own SDN-based controller; the procurement of an integrated photonic line system with open interfaces from one vendor and the separate or “disaggregated” procurement of modem technology from a different vendor; or the use of published reference designs and open source specifications for the procurement of off-the-shelf or commoditized hardware (often referred to as “white box” hardware) to be used with open source software. We believe that network operators will continue to consider a variety of different consumption models. Many of these approaches are in their very early stages of development and evaluation, and the types of models and their levels of adoption will depend in significant part on the nature of the operator and its particular network and network applications. Among our customers, AT&T is pursuing network strategies that emphasize enhanced software programmability, management and control of networks, and deployment of “white box” hardware. Other network operator customers, including Web-scale providers, are playing a leading role in the transition to software-defined networking or the standardization of communications network solutions. The potential for different approaches to the procurement of networking infrastructure will require network operators and vendors to assess and possibly broaden their existing commercial models over time. Adoption of a range of consumption models may alter and broaden our competitive landscape to include other technology vendors, including component vendors and software vendors. If we are unable to offer attractive solutions that accommodate the range of consumption models ultimately adopted by our customers or within our markets, or if we are unable to modify or existing commercial model accordingly, our business, competitive position and results of operations could be adversely affected.

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
Lumentum, NeoPhotonics and Oclaro each have the unrestricted ability to sell such modules to end users, including our customers, our competitors, and other vendors or network operators that plan to build or use “white box” hardware. Making our critical technology available in this manner could adversely impact the sale of products in our existing systems business. For example, our customers may choose to adopt disaggregated consumption models or third party solutions using these Ciena-designed optical modules instead of purchasing systems-based solutions from us. Alternatively, we may encounter situations where we are competing for opportunities in the market directly against a system from one of our competitors that incorporates

Ciena-designed modules. In addition, making this key technology available and enabling a third-party partner to manufacture Ciena-designed modules may adversely affect our competitive position and increase the risk that third parties misappropriate or attempt to use our technology or related intellectual property without our authorization. These and other risks or unanticipated liabilities or costs associated with our new distribution strategy could harm our reputation and adversely affect our business and our results of operations.
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

As our service offering expands and customers look to identify vendors capable of managing, integrating and optimizing multi-domain, multi-vendor networks with unified software, our relationships with third party service partners will become increasingly important. If we do not effectively manage our relationships with third party service partners, or if they fail to perform these services in the manner or time required, our financial results and relationships with customers could be adversely affected.

We may be adversely affected by fluctuations in currency exchange rates.

As a company with global operations, we face exposure to movements in foreign currency exchange rates. For example, the announcement of Brexit and the outcome of the U.S. presidential election each have caused, and may continue to cause, significant volatility in currency exchange rates. Due to our global presence, a significant percentage of our revenue, operating expense and assets and liabilities are non-U.S. Dollar denominated and therefore subject to foreign currency fluctuation. We face exposure to currency exchange rates as a result of the growth in our non-U.S. Dollar denominated operating expense in Canada, Europe, Asia and Latin America. An increase in the value of the U.S. Dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in Dollars, and a weakened Dollar could increase the cost of local operating expenses and procurement of materials or service that we purchase in foreign currencies. From time to time, we may hedge against currency exposure associated with anticipated foreign currency cash flows or assets and liabilities denominated in foreign currency. Such attempts to offset the impact of currency fluctuations are costly, and we cannot hedge against all foreign exchange rate volatility. Losses associated with these hedging instruments and the adverse effect of foreign currency exchange rate fluctuation may negatively affect our results of operations.

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

We rely upon a number of internal business processes and information systems to support key business functions, and the efficient operation of these processes and systems is critical to managing our business. Our business processes and information systems must be sufficiently scalable to support the growth of our business and may require modifications or upgrades that expose us to a number of operational risks. We continually pursue initiatives to transform and optimize our business operations through the reengineering of certain processes, investment in automation, and engagement of strategic partners or resources to assist with certain business functions. These changes require a significant investment of capital and human resources and may be costly and disruptive to our operations, and they could impose substantial demands on management time. These changes may also require changes in our information systems, modification of internal control procedures and significant training of employees or third party resources. There can be no assurance that our business and operations will not experience disruption in connection with our current system upgrade or other initiatives. Even if we do not encounter these adverse effects or disruption in our business, the design and implementation of these new systems may be more costly than anticipated.

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

As of the date of this report, we had approximately $567.1 million in indebtedness repayable at maturity under our outstanding convertible notes. In the event that some or all of these notes are converted into common stock, the ownership interests of our existing stockholders will be diluted, and any sales of such shares in the public market following conversion may adversely affect the market price for our common stock. We are also a party to credit agreements relating to a $250 million senior secured asset-based revolving credit facility and an outstanding senior secured term loan with $399.0 million repayable at maturity. The agreements governing these credit facilities contain certain covenants that limit our ability, among other things, to incur additional debt, create liens and encumbrances, pay cash dividends, redeem or repurchase stock, enter into certain acquisition transactions or transactions with affiliates, repay certain indebtedness, make investments or dispose of assets. The agreements also include customary remedies, including the right of the lenders to take action with respect to the collateral securing the loans, that would apply should we default or otherwise be unable to satisfy our debt obligations.

Our indebtedness could have important negative consequences, including:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing, particularly in unfavorable capital and credit market conditions;

•	debt service and repayment obligations that may adversely impact our results of operations and reduce the availability of cash resources for other business purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate; and

•	placing us at a possible competitive disadvantage relative to competitors that have better access to capital resources.

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
The operation of our business requires significant capital. We have accessed the capital markets in the past and have successfully raised funds, including through the issuance of equity, convertible notes and other indebtedness, to increase our cash position, support our operations and undertake strategic growth initiatives. We regularly evaluate our liquidity position, debt obligations, and anticipated cash needs to fund our long-term operating plans, and we may consider it necessary or advisable to raise additional capital or incur additional indebtedness in the future. If we raise additional funds through further issuance of equity or securities convertible into equity, or undertake certain transactions intended to address our existing indebtedness, our existing stockholders could suffer dilution in their percentage ownership of our company or our leverage and outstanding indebtedness could increase. Global capital markets have undergone periods of significant volatility and uncertainty in the past, and there can be no assurance that such financing alternatives would be available to us on favorable terms or at all, should we determine it necessary or advisable to seek additional capital.

Facilities transitions could be disruptive to our operations and may result in unanticipated expense and adverse effects to our cash position and cash flows.

We have undertaken and expect to undertake in the future the transition of two of our significant research and development facilities, which will affect a large number of our employees. The lease for our Lab 10 building on the Carling Campus in Ottawa, Canada will expire in fiscal 2018, and the leases for our facilities in Gurgaon, India will expire in fiscal 2018 and fiscal 2019. The Ottawa and Gurgaon facilities represent our two largest research and development sites, and they house both significant headcount including key engineering personnel and a large amount of sophisticated lab equipment. In Ottawa, we are in the process of transitioning our existing operations and personnel to a new research and development campus. In Gurgaon, we recently entered into a lease for a new building adjacent to one of our existing facilities, and we will be transitioning certain of our existing operations and personnel to the new building during 2017 and 2018. Relocating our engineering operations may be costly, and there can be no assurance that the transition of key engineering functions to a successor facility will not be disruptive or adversely affect productivity. Significant facilities transitions could be disruptive to our operations and may result in additional or unanticipated expense and adverse effects on our cash position and cash flows.

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

We have often taken steps, including reductions in force, office closures, and internal reorganizations to reduce the size and cost of our operations, improve efficiencies, or realign our organization and staffing to better match our market opportunities and our technology development initiatives. We may take similar steps in the future as we seek to realize operating synergies, to optimize our operations to achieve our target operating model and profitability objectives, or to reflect more closely changes in the strategic direction of our business. These changes could be disruptive to our business, including our research and development efforts, and could result in significant expense, including accounting charges for inventory and technology-related write-offs, workforce reduction costs and charges relating to consolidation of excess facilities. Substantial expense or charges resulting from restructuring activities could adversely affect our results of operations and use of cash in those periods in which we undertake such actions.

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

We may acquire or make investments in other technology companies, or enter into other strategic relationships, to expand the markets we address, diversify our customer base or acquire, or accelerate the development of, technology or products. To do so, we may use cash, issue equity that could dilute our current stockholders, or incur debt or assume indebtedness. Strategic transactions can involve numerous additional risks, including:

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

The Federal Communications Commission, or FCC, has jurisdiction over the U.S. communications industry, and similar agencies have jurisdiction over the communication industries in other countries. Many of our largest customers, including service providers and multiservice network operators, are subject to the rules and regulations of these agencies, while others participate in and benefit from government-funded programs that encourage the development of network infrastructures. These regulatory requirements and funding programs are subject to changes that may adversely impact our customers, with resulting impacts on our business. During 2015, the FCC approved rules that would regulate broadband internet service providers as telecommunications service carriers under Title II of the Telecommunications Act and adopted net neutrality regulations that prohibit blocking, degrading or prioritizing certain types of internet traffic. The future impact of these rules is uncertain in light of the recent change in FCC leadership. In addition to the net neutrality rules, similar changes in regulatory requirements covering access to, management of, or carriage of traffic on the internet in the United States and internationally could serve as a disincentive to certain wireline or wireless network operators, including certain of our customers, to invest in their network infrastructures or introduce new services. Such changes could adversely affect the sale of our products and services. Similarly, changes in regulatory tariff requirements or other regulations relating to pricing or terms of carriage on communications networks could slow the development or expansion of network infrastructures and adversely affect our business, operating results, and financial condition.

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

Our operations are regulated under various federal, state, local and international laws relating to the environment and potential climate change. If we were to violate or become liable under these laws or regulations, we could incur fines, costs related to damage to property or personal injury, and costs related to investigation or remediation activities. Our product design efforts and the manufacturing of our products are also subject to evolving requirements relating to the presence of certain materials or substances in our equipment, including regulations that make producers for such products financially responsible for the collection, treatment and recycling of certain products. For example, our operations and financial results may be negatively affected by environmental regulations, such as the Waste Electrical and Electronic Equipment (WEEE) and Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) that have been adopted by the European Union. Compliance with these and similar environmental regulations may increase our cost of designing, manufacturing, selling and removing our products. The SEC has adopted disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries (“DRC”) and disclosure requirements with respect to procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals from the DRC. Certain of these minerals are present in our products. SEC rules implementing these requirements may have the effect of reducing the pool of suppliers that can supply DRC “conflict free” components and parts, and we may not be able to obtain conflict free products or supplies in sufficient quantities for our operations. Because our supply chain is complex, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to verify sufficiently the origins for the “conflict minerals” used in our products and cannot assert that our products are “conflict free.” Environmental or similar social initiatives may also make it difficult to obtain supply of compliant components or may require us to write off non-compliant inventory, which could have an adverse effect on our business and operating results.

We may be required to write down goodwill or long-lived assets, and these impairment charges would adversely affect our operating results.

As of July 31, 2017 our balance sheet includes $267.8 million of goodwill. We test each reporting unit for impairment of goodwill on an annual basis, and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. As of July 31, 2017, our balance sheet also includes $468.4 million in long-lived assets, which includes $107.0 million of intangible assets. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These assumptions are used to forecast future, undiscounted cash flows upon which our estimates are based. Periods of significant uncertainty or instability of macroeconomic conditions can make forecasting future business difficult. If actual market conditions differ or our forecasts change for our business or any particular operating segment, we may be required to reassess goodwill or long-lived assets, and we could record an impairment charge. Any impairment charge relating to goodwill or long-lived assets would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

4.1
Indenture dated August 2, 2017 between Ciena Corporation and The Bank of New York Mellon, N.A., as trustee, for 3.75% Convertible Senior Notes due 2018, including the Form of Note attached as Exhibit A thereto*

10.1	Amended and Restated 2003 Employee Stock Purchase Plan**
10.2	Employee Stock Purchase Plan Enrollment Agreement**
10.3
Third Amendment to Credit Agreement, dated June 29, 2017, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Canada, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference from Ciena’s Current Report on Form 8-K filed August 2, 2017
**	Incorporated by reference from Ciena’s Quarterly Report on Form 10-Q filed June 7, 2017

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ciena Corporation
Date:	September 7, 2017	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	September 7, 2017	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)