Form 10-Q
period 2018-01-31
CIENA CORP
filed 2018-03-07
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 5, 2018
common stock, $0.01 par value	143,586,925

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended January 31,
	2018	2017
Revenue:
Products	$525,609	$506,993
Services	120,526	114,504
Total revenue	646,135	621,497
Cost of goods sold:
Products	313,120	286,811
Services	61,250	60,901
Total cost of goods sold	374,370	347,712
Gross profit	271,765	273,785
Operating expenses:
Research and development	118,524	116,869
Selling and marketing	88,515	85,002
General and administrative	38,406	35,864
Amortization of intangible assets	3,623	14,551
Significant asset impairments and restructuring costs	5,961	2,395
Total operating expenses	255,029	254,681
Income from operations	16,736	19,104
Interest and other income (loss), net	1,575	370
Interest expense	(13,734)	(15,203)
Income before income taxes	4,577	4,271
Provision for income taxes	477,940	410
Net income (loss)	$(473,363)	$3,861
Basic net income (loss) per common share	$(3.29)	$0.03
Diluted net income (loss) per potential common share	$(3.29)	$0.03
Weighted average basic common shares outstanding	143,922	140,682
Weighted average dilutive potential common shares outstanding	143,922	142,184

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Quarter Ended January 31,
	2018	2017
Net income (loss)	$(473,363)	$3,861
Change in unrealized loss on available-for-sale securities, net of tax	(261)	(249)
Change in unrealized gain on foreign currency forward contracts, net of tax	1,553	1,425
Change in unrealized gain on forward starting interest rate swap, net of tax	3,898	4,492
Change in cumulative translation adjustments	8,202	490
Other comprehensive income	13,392	6,158
Total comprehensive income (loss)	$(459,971)	$10,019

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	January 31, 2018	October 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$648,867	$640,513
Short-term investments	278,743	279,133
Accounts receivable, net of allowance for doubtful accounts of $17.6 million as of January 31, 2018 and October 31, 2017, respectively.	553,724	622,183
Inventories	255,251	267,143
Prepaid expenses and other	186,837	197,339
Total current assets	1,923,422	2,006,311
Long-term investments	59,151	49,783
Equipment, building, furniture and fixtures, net	318,835	308,465
Goodwill	267,899	267,458
Other intangible assets, net	96,485	100,997
Deferred tax asset, net	739,446	1,155,104
Other long-term assets	64,146	63,593
Total assets	$3,469,384	$3,951,711
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$209,243	$260,098
Accrued liabilities and other short-term obligations	268,164	322,934
Deferred revenue	103,216	102,418
Current portion of long-term debt	352,753	352,293
Total current liabilities	933,376	1,037,743
Long-term deferred revenue	79,297	82,589
Other long-term obligations	115,970	111,349
Long-term debt, net	584,601	583,688
Total liabilities	$1,713,244	$1,815,369
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 144,180,782 and 143,043,227 shares issued and outstanding	1,442	1,430
Additional paid-in capital	6,828,648	6,810,182
Accumulated other comprehensive income (loss)	2,375	(11,017)
Accumulated deficit	(5,076,325)	(4,664,253)
Total stockholders’ equity	1,756,140	2,136,342
Total liabilities and stockholders’ equity	$3,469,384	$3,951,711

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended January 31,
	2018	2017
Cash flows provided by (used in) operating activities:
Net income (loss)	$(473,363)	$3,861
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	20,833	16,699
Share-based compensation costs	12,393	12,825
Amortization of intangible assets	5,912	18,864
Deferred tax provision	476,897	—
Provision for inventory excess and obsolescence	6,804	5,431
Provision for warranty	4,657	553
Other	2,269	4,452
Changes in assets and liabilities:
Accounts receivable	72,439	(21,956)
Inventories	5,199	(78,749)
Prepaid expenses and other	16,120	(1,004)
Accounts payable, accruals and other obligations	(111,476)	4,037
Deferred revenue	(2,981)	8,737
Net cash provided by (used in) operating activities	35,703	(26,250)
Cash flows used in investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(25,662)	(25,706)
Purchase of available for sale securities	(118,877)	(89,897)
Proceeds from maturities of available for sale securities	110,000	95,000
Settlement of foreign currency forward contracts, net	1,061	440
Net cash used in investing activities	(33,478)	(20,163)
Cash flows provided by (used in) financing activities:
Payment of long-term debt	(1,000)	(46,296)
Payment of capital lease obligations	(914)	(605)
Repurchases of common stock-repurchase program	(4,103)	—
Proceeds from issuance of common stock	11,008	9,708
Net cash provided by (used in) financing activities	4,991	(37,193)
Effect of exchange rate changes on cash and cash equivalents	1,138	(156)
Net increase (decrease) in cash and cash equivalents	8,354	(83,762)
Cash and cash equivalents at beginning of period	640,513	777,615
Cash and cash equivalents at end of period	$648,867	$693,853
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$10,020	$11,831
Cash paid during the period for income taxes, net	$3,498	$5,521
Non-cash investing activities
Purchase of equipment in accounts payable	$2,014	$5,293
Non-cash financing activities
Repurchase of common stock in accrued liabilities from repurchase program	$1,652	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at October 31, 2017	143,043,227	$1,430	$6,810,182	$(11,017)	$(4,664,253)	$2,136,342
Net loss	—	—	—	—	(473,363)	(473,363)
Other comprehensive income	—	—	—	13,392	—	13,392
Repurchase of common stock	(262,487)	(3)	(5,752)	—	—	(5,755)
Issuance of shares from employee equity plans	1,400,042	15	10,993	—	—	11,008
Share-based compensation expense	—	—	12,393	—	—	12,393
Effect of adoption of new accounting standards	—	—	832	—	61,291	62,123
Balance at January 31, 2018	144,180,782	$1,442	$6,828,648	$2,375	$(5,076,325)	$1,756,140

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at October 31, 2016	139,767,627	$1,398	$6,715,478	$(24,329)	$(5,926,206)	$766,341
Net income	—	—	—	—	3,861	3,861
Other comprehensive income	—	—	—	6,158	—	6,158
Issuance of shares from employee equity plans	1,494,979	15	9,693	—	—	9,708
Share-based compensation expense	—	—	12,825	—	—	12,825
Balance at January 31, 2017	141,262,606	$1,413	$6,737,996	$(18,171)	$(5,922,345)	$798,893

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	INTERIM FINANCIAL STATEMENTS
The interim financial statements included herein for Ciena Corporation and its wholly owned subsidiaries (“Ciena”) have been prepared by Ciena, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments that Ciena considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial position of Ciena at the date of the interim balance sheets. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of October 31, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP. However, Ciena believes that the disclosures are adequate to understand the information presented herein. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with Ciena’s audited consolidated financial statements and the notes thereto included in Ciena’s annual report on Form 10-K for the fiscal year ended October 31, 2017.
Ciena has a 52 or 53-week fiscal year, with quarters ending on the Saturday nearest to the last day of January, April, July and October, respectively, of each year. Fiscal 2018 is a 53-week fiscal year with the additional week occurring in the fourth quarter. Fiscal 2017 was a 52-week fiscal year. For purposes of financial statement presentation, each fiscal year is described as having ended on October 31, and the fiscal quarters are described as having ended on January 31, April 30 and July 31 of each fiscal year.

(2)	RECENT ACCOUNTING PRONOUNCEMENTS

Except for the changes in certain policies related to adoption of the accounting standards described below, there have been no material changes to Ciena's significant accounting policies, compared to the accounting policies described in Note 1, Ciena Corporation and Significant Accounting Policies and Estimates, in Notes to Consolidated Financial Statements in Item 8 of Part II of Ciena's annual report on Form 10-K for the fiscal year ended October 31, 2017.

Newly Issued Accounting Standards - Effective

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01 ("ASU 2017-01"), Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisition or disposal of assets or businesses. The amendments in this update provide a screen to determine when a set of assets is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. Ciena will evaluate the effect of the update at the time of any future acquisition or disposal. Ciena adopted ASU 2017-01 during the first quarter of fiscal 2018.

In August 2017, the FASB issued ASU No. 2017-12 ("ASU 2017-12"), Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in this update better align an entity's risk management activities and financial reporting for hedging relationships, through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. Ciena adopted ASU 2017-12 during the first quarter of fiscal 2018. For hedges for which Ciena has elected to exclude the spot-forward difference from assessment of effectiveness, Ciena has elected to amortize the difference on a straight-line basis. Ciena will record amortization in earnings each period with an offsetting entry to other comprehensive income, and all changes in fair value over the term of the derivative in other comprehensive income. The application of this accounting standard did not have a material impact on Ciena's Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09 ("ASU 2016-09"), Improvements to Employee Share-Based Payment Accounting, which provides guidance on several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows. ASU 2016-09 is effective for Ciena beginning in the first quarter of fiscal 2018. In connection with the adoption of this guidance, Ciena recognized approximately $62.1 million of deferred tax assets related to previously unrecognized tax benefits. This was recorded as a cumulative-effect adjustment to retained earnings as of the beginning of the first quarter of fiscal 2018. Additionally, the consolidated statements of cash flows will include excess tax benefits as an operating activity, on a prospective basis as a result of the adoption. Finally, Ciena has elected to recognize forfeitures when they occur, rather than to estimate the impact of forfeitures when the award is granted. Accordingly, Ciena recognized approximately $0.8 million for this change through a cumulative effect adjustment recorded to opening retained earnings in the first quarter of fiscal 2018.

Newly Issued Accounting Standards - Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. ASU 2014-09 will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts.

For multiple element software arrangements where vendor-specific objective evidence ("VSOE") of undelivered maintenance does not exist, Ciena currently recognizes revenue for the entire arrangement over the maintenance term. Ciena expects that the adoption of ASU 2014-09 will require that it determine the stand alone selling price for each of the software and software-related deliverables at contract inception, and Ciena consequently expects certain software deliverables will be recognized at a point in time rather than over a period of time.

Ciena also expects certain installation and deployment, and consulting and network design services, will be recognized over a period of time rather than at a point in time.

Ciena has considered the impact of the guidance in Accounting Standards Codification ("ASC") 340-40, Other Assets and Deferred Costs; Contracts with Customers, and the interpretations of the FASB Transition Resource Group for Revenue Recognition (TRG) with respect to capitalization and amortization of incremental costs of obtaining a contract. In conjunction with this interpretation, Ciena has elected to implement the practical expedient clause allowing for incremental costs to be recognized as an expense when incurred if the period of the asset recognition is one year or less, and amortized over the period of performance, if the period of the asset recognition is greater than one year.

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

In February 2016, the FASB issued ASU No. 2016-02 ("ASU 2016-02"), Leases, which requires an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by leased assets and to provide additional disclosures. ASU 2016-02 is effective for Ciena beginning in the first quarter of fiscal 2020. Under current GAAP, the majority of Ciena’s leases for its properties are considered operating leases, and Ciena expects that the adoption of this ASU will require these leases to be classified as financing leases and to be recognized as assets and liabilities on Ciena’s balance sheet. Ciena is continuing to evaluate other possible impacts of the adoption of ASU 2016-02 on its Consolidated Financial Statements and disclosures.

(3)	RESTRUCTURING COSTS
Ciena has undertaken a number of restructuring activities intended to reduce expense and to better align its workforce and costs with market opportunities, product development and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the three months ended January 31, 2018 (in thousands):

	Workforce reduction		Consolidation of excess facilities		Total
Balance at October 31, 2017	$1,291		$1,648		$2,939
Additional liability recorded	4,413	(1)	1,548	(2)	5,961
Cash payments	(4,459)		(1,282)		(5,741)
Balance at January 31, 2018	$1,245		$1,914		$3,159
Current restructuring liabilities	$1,245		$590		$1,835
Non-current restructuring liabilities	$—		$1,324		$1,324

(1)
Reflects a global workforce reduction of approximately 100 employees during the first quarter of fiscal 2018 as part of a business optimization strategy to improve gross margin, constrain operating expense and redesign certain business processes.

(2)	Reflects unfavorable lease commitments in connection with a portion of facilities located in Petaluma, California.

The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the three months ended January 31, 2017 (in thousands):

	Workforce reduction	Consolidation of excess facilities	Total
Balance at October 31, 2016	$868	$1,970	$2,838
Additional liability recorded	2,008	387	2,395
Cash payments	(2,512)	(652)	(3,164)
Balance at January 31, 2017	$364	$1,705	$2,069
Current restructuring liabilities	$364	$1,269	$1,633
Non-current restructuring liabilities	$—	$436	$436

(4) INTEREST AND OTHER INCOME (LOSS), NET
The components of interest and other income (loss), net, are as follows (in thousands):

	Quarter Ended January 31,
	2018	2017
Interest income	$2,444	$1,282
Gains (losses) on non-hedge designated foreign currency forward contracts	(699)	1,024
Foreign currency exchange gain (loss)	13	(2,417)
Other	(183)	481
Interest and other income (loss), net	$1,575	$370
Ciena Corporation, as the U.S. parent entity, uses the U.S. Dollar as its functional currency; however, some of its foreign branch offices and subsidiaries use local currencies as their functional currencies. During the first three months of fiscal 2017, Ciena recorded $2.4 million in foreign currency exchange rate losses as a result of monetary assets and liabilities that were transacted in a currency other than the entity's functional currency, and the remeasurement adjustments were recorded in interest and other income (loss), net on the Condensed Consolidated Statements of Operations. From time to time, Ciena uses foreign currency forwards to hedge these balance sheet exposures. These forwards are not designated as hedges for accounting purposes, and any net gain or loss associated with these derivatives is reported in interest and other income (loss), net on the Condensed Consolidated Statements of Operations. During the first three months of fiscal 2018, Ciena recorded losses of $0.7 million from non-hedge designated foreign currency forward contracts. During the first three months of fiscal 2017, Ciena recorded gains of $1.0 million from non-hedge designated foreign currency forward contracts.

(5)	INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted. The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate income tax rate (“federal tax rate”) from 35% to 21% effective January 1, 2018, implementing a modified territorial tax system, and imposing a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries that were previously tax deferred. As a fiscal-year taxpayer, certain provisions of the Tax Act impact Ciena in fiscal 2018, including the change in the federal tax rate and the one-time transition tax, while other provisions will be effective at the beginning of fiscal 2019, including the implementation of a modified territorial tax system, other changes to how foreign earnings are subject to U.S. tax, and adoption of an alternative tax system.
As a result of the decrease in the federal tax rate from 35% to 21% effective January 1, 2018, Ciena has computed its income tax expense for the October 31, 2018 fiscal year using a blended federal tax rate of 23.4%. The 21% federal tax rate will apply to Ciena’s fiscal year ending October 31, 2019 and each year thereafter. Ciena remeasured its deferred tax assets and liabilities ("DTA") using the federal tax rate that will apply when the related temporary differences are expected to reverse.
During the three months ended January 31, 2018, Ciena recorded a provisional tax expense of $477.9 million, primarily related to the Tax Act and comprised of $431.3 million remeasurement of net DTA and $45.6 million of U.S. transition tax.
In December 2017, the SEC issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes due to the Tax Act. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The final impact of the Tax Act may differ from the above provisional amounts due to changes in interpretations of the Tax Act, legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes and related interpretations in response to the Tax Act, and any updates or changes to estimates used in the provisional amounts. Ciena has determined that the $45.6 million of tax expense for the U.S. transition tax on accumulated earnings of foreign subsidiaries and the $431.3 million of tax expense for DTA remeasurement were each provisional amounts and reasonable estimates as of January 31, 2018. Estimates used in the provisional amounts include the anticipated reversal pattern of the gross DTAs plus the earnings and profits, cash position at the end of fiscal year 2018, foreign taxes and withholding taxes attributable to foreign subsidiaries.
Ciena currently intends to reinvest indefinitely its foreign earnings outside the U.S. However, Ciena intends to further study changes enacted by the Tax Act, costs of repatriation and the current and future cash needs of foreign operations to determine whether there is an opportunity to repatriate these earnings in the future on a tax-efficient basis. If Ciena determines to repatriate these earnings, the provisional amount of unrecognized deferred income tax liability related to these foreign withholding taxes would be approximately $22.0 million. There are no other significant temporary differences for which a deferred tax liability has not been recognized.
The significant components of DTA are as follows (in thousands):

	January 31,	October 31,
	2018	2017
Deferred tax assets:
Reserves and accrued liabilities	$36,706	$56,597
Depreciation and amortization	274,974	451,385
NOL and credit carry forward	560,603	803,622
Other	18,224	29,398
Gross deferred tax assets	890,507	1,341,002
Valuation allowance	(151,061)	(185,898)
Deferred tax asset, net of valuation allowance	$739,446	$1,155,104
In connection with the adoption of ASU 2016-09, Ciena recognized approximately $62.1 million of deferred tax assets related to previously unrecognized tax benefits. This was recorded as a cumulative-effect adjustment to retained earnings as of the beginning of the first quarter of fiscal 2018. See Note 2 above and Note 14 below. As of January 31, 2018, Ciena continues to maintain a valuation allowance of $151.1 million. This valuation allowance is primarily related to state and foreign net operating losses and credits that Ciena estimates it will not be able to use.

(6)	SHORT-TERM AND LONG-TERM INVESTMENTS

As of the dates indicated, investments are comprised of the following (in thousands):

	January 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$239,404	$—	(530)	$238,874
Included in long-term investments	59,313	—	(162)	59,151
	$298,717	$—	$(692)	$298,025

Commercial paper:
Included in short-term investments	$39,868	1	—	$39,869
	$39,868	$1	$—	$39,869

	October 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$249,498	$—	$(305)	$249,193
Included in long-term investments	49,910	—	(127)	49,783
	$299,408	$—	$(432)	$298,976

Commercial paper:
Included in short-term investments	$29,939	1	—	$29,940
	$29,939	$1	$—	$29,940

The following table summarizes the final legal maturities of debt investments at January 31, 2018 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$279,272	$278,743
Due in 1-2 years	59,313	59,151
	$338,585	$337,894

(7)	FAIR VALUE MEASUREMENTS

As of the date indicated, the following table summarizes the assets and liabilities that are recorded at fair value on a recurring basis (in thousands):

	January 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$521,698	$—	$—	$521,698
U.S. government obligations	—	298,025	—	298,025
Commercial paper	—	69,810	—	69,810
Foreign currency forward contracts	—	3,730	—	3,730
Forward starting interest rate swaps	—	4,117	—	4,117
Total assets measured at fair value	$521,698	$375,682	$—	$897,380

Liabilities:
Foreign currency forward contracts	$—	$2,415	$—	$2,415
Total liabilities measured at fair value	$—	$2,415	$—	$2,415

	October 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$511,355	$—	$—	$511,355
U.S. government obligations	—	298,976	—	298,976
Commercial paper	—	89,865	—	89,865
Foreign currency forward contracts	—	227	—	227
Forward starting interest rate swaps	—	218	—	218
Total assets measured at fair value	$511,355	$389,286	$—	$900,641

Liabilities:
Foreign currency forward contracts	$—	$2,129	$—	$2,129
Total liabilities measured at fair value	$—	$2,129	$—	$2,129

As of the date indicated, the assets and liabilities above are presented on Ciena’s Condensed Consolidated Balance Sheet as follows (in thousands):

	January 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$521,698	$29,941	$—	$551,639
Short-term investments	—	278,743	—	278,743
Prepaid expenses and other	—	3,730	—	3,730
Long-term investments	—	59,151	—	59,151
Other long-term assets	—	4,117	—	4,117
Total assets measured at fair value	$521,698	$375,682	$—	$897,380

Liabilities:
Accrued liabilities	$—	$2,415	$—	$2,415
Total liabilities measured at fair value	$—	$2,415	$—	$2,415

	October 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$511,355	$59,925	$—	$571,280
Short-term investments	—	279,133	—	279,133
Prepaid expenses and other	—	227	—	227
Long-term investments	—	49,783	—	49,783
Other long-term assets	—	218	—	218
Total assets measured at fair value	$511,355	$389,286	$—	$900,641

Liabilities:
Accrued liabilities	$—	$2,129	$—	$2,129
Total liabilities measured at fair value	$—	$2,129	$—	$2,129

Ciena did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

(8)	INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	January 31, 2018	October 31, 2017
Raw materials	$47,710	$52,898
Work-in-process	16,444	18,623
Finished goods	176,426	185,488
Deferred cost of goods sold	64,445	61,340
	305,025	318,349
Provision for excess and obsolescence	(49,774)	(51,206)
	$255,251	$267,143

Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand and market conditions. During the first three months of fiscal 2018, Ciena recorded a provision for excess and obsolescence of $6.8 million, primarily related to a decrease in the forecasted demand for certain Networking Platforms products. Deductions from the provision for excess and obsolete inventory relate primarily to disposal activities.

(9)	ACCRUED LIABILITIES AND OTHER SHORT-TERM OBLIGATIONS

As of the dates indicated, accrued liabilities and other short-term obligations are comprised of the following (in thousands):

	January 31, 2018	October 31, 2017
Compensation, payroll related tax and benefits(1)	$68,526	$113,272
Warranty	42,526	42,456
Vacation	39,628	39,778
Capital lease obligations	3,934	3,772
Interest payable	4,867	3,612
Other	108,683	120,044
	$268,164	$322,934
(1) Reduction is primarily due to the timing of bonus payments to employees under Ciena's annual cash incentive compensation plan.

The following table summarizes the activity in Ciena’s accrued warranty for the fiscal periods indicated (in thousands):

Three Months Ended January 31,	Beginning Balance	Current Period Provisions (1)	Settlements	Ending Balance
2017	$52,324	553	(4,225)	$48,652
2018	$42,456	4,657	(4,587)	$42,526
(1) As a result of lower than expected actual failure rates, Ciena adjusted its fiscal 2017 provision for warranty. These adjustments for previous years provisions had the effect of reducing warranty provision by $3.6 million for the three months ended January 31, 2017.

(10)	DERIVATIVE INSTRUMENTS

Foreign Currency Derivatives

As of January 31, 2018 and October 31, 2017, Ciena had forward contracts to hedge its foreign exchange exposure in order to reduce the variability in its Canadian Dollar and Indian Rupee denominated expense, which principally relates to research and development activities, and its Euro denominated revenue. The notional amount of these contracts was approximately $187.3 million and $86.1 million as of January 31, 2018 and October 31, 2017, respectively. These foreign exchange contracts have maturities of 12 months or less and have been designated as cash flow hedges.

During the first three months of fiscal 2018 and fiscal 2017, in order to hedge certain balance sheet exposures, Ciena entered into forward contracts to mitigate risk due to volatility in the Brazilian Real, Canadian Dollar and Mexican Peso. The notional amount of these contracts was approximately $82.7 million and $83.4 million as of January 31, 2018 and October 31, 2017, respectively. These foreign exchange contracts have maturities of 12 months or less and have not been designated as hedges for accounting purposes.

Interest Rate Derivatives

Ciena is exposed to floating rates of LIBOR interest on its term loan borrowings (see Note 12 below) and has hedged such risk by entering into floating to fixed interest rate swap arrangements ("interest rate swaps"). The interest rate swaps fix 98%, 82%, and 77% of the principal value of the 2022 Term Loan from February 2017 through July 2018, July 2018 through June 2020, and June 2020 through January 2021, respectively. The fixed rate on the amounts hedged during these periods will be 4.25%, 4.25% ,and 4.75%, respectively. The total notional amount of these interest rate swaps in effect as of January 31, 2018 was $388.6 million. The total notional amount of these interest rate swaps in effect as of October 31, 2017 was $389.6 million.

Ciena expects the variable rate payments to be received under the terms of the interest rate swaps to offset exactly the forecasted variable rate payments on the equivalent notional amounts of the term loans. These derivative contracts have been designated as cash flow hedges.

Other information regarding Ciena's derivatives is immaterial for separate financial statement presentation. See Note 4 and Note 7 above.

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income ("AOCI") for the three months ended January 31, 2018:

	Unrealized Loss on	Unrealized Gain/(Loss) on	Unrealized Gain on Forward	Cumulative Foreign Currency
	Marketable Securities	Foreign Currency Contracts	Starting Interest Rate Swap	Translation Adjustment	Total
Balance at October 31, 2017	$(451)	$(1,386)	$218	$(9,398)	$(11,017)
Other comprehensive income (loss) before reclassifications	(261)	1,624	3,479	8,202	13,044
Amounts reclassified from AOCI	—	(71)	419	—	348
Balance at January 31, 2018	$(712)	$167	$4,116	$(1,196)	$2,375

The following table summarizes the changes in AOCI for the three months ended January 31, 2017:

	Unrealized Gain/(Loss) on	Unrealized Gain/(Loss) on	Unrealized Gain/(Loss) on Forward	Cumulative Foreign Currency
	Marketable Securities	Foreign Currency Contracts	Starting Interest Rate Swap	Translation Adjustment	Total
Balance at October 31, 2016	$139	$(1,091)	$(5,967)	$(17,410)	$(24,329)
Other comprehensive income (loss) before reclassifications	(249)	1,031	4,044	490	5,316
Amounts reclassified from AOCI	—	394	448	—	842
Balance at January 31, 2017	$(110)	$334	$(1,475)	$(16,920)	$(18,171)

All amounts reclassified from AOCI related to settlement (gains) losses on foreign currency forward contracts designated as cash flow hedges impacted revenue or research and development expense on the Condensed Consolidated Statements of Operations. All amounts reclassified from AOCI related to settlement (gains) losses on forward starting interest rate swaps designated as cash flow hedges impacted interest and other income (loss), net on the Condensed Consolidated Statements of Operations.

(12)	SHORT-TERM AND LONG-TERM DEBT

Outstanding Term Loan Payable

2022 Term Loan

The net carrying value of Ciena's Term Loan due January 30, 2022 (the "2022 Term Loan") was comprised of the following for the fiscal periods indicated (in thousands):

	January 31, 2018	October 31, 2017
Term Loan Payable due January 30, 2022	$392,269	$392,972

Deferred debt issuance costs that were deducted from the carrying amounts of the 2022 Term Loan totaled $2.9 million at January 31, 2018 and $3.1 million at October 31, 2017. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate method, through the maturity of the 2022 Term Loan. The amortization of deferred debt issuance costs for the 2022 Term Loan is included in interest expense, and was $0.2 million during the first three months of fiscal 2018. There was no recorded amortization of deferred debt issuance costs for the 2022 Term Loan included in interest expense during the first three months of fiscal 2017. The carrying values of the 2022 Term Loan listed above are also net of any unamortized debt discounts.

The principal balance, unamortized debt discount, deferred debt issuance costs and net carrying value of the liability components of Ciena's 2022 Term Loan were as follows as of January 31, 2018 (in thousands):

	Principal Balance	Unamortized Debt Discount	Deferred Debt Issuance Costs	Net Carrying Value
Term Loan Payable due January 30, 2022	$397,000	$(1,808)	$(2,923)	$392,269

The following table sets forth the carrying value and the estimated fair value of Ciena's 2022 Term Loan (in thousands):

	January 31, 2018
	Carrying Value	Fair Value(1)
Term Loan Payable due January 30, 2022	$392,269	$397,993

(1)
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

Outstanding Convertible Notes Payable

The net carrying values of Ciena's outstanding convertible notes payable was comprised of the following for the fiscal periods indicated (in thousands):

	January 31, 2018	October 31, 2017
3.75% Convertible Senior Notes due October 15, 2018 (Original)	$61,125	$61,071
3.75% Convertible Senior Notes due October 15, 2018 (New)	287,627	287,221
4.0% Convertible Senior Notes due December 15, 2020	196,333	194,717
	$545,085	$543,009

Deferred debt issuance costs that were deducted from the carrying amounts of the convertible notes payable totaled $1.7 million at January 31, 2018 and $2.1 million at October 31, 2017. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate method, through the maturity of the convertible notes payable. The amortization of deferred debt issuance costs is included in interest expense, and was $0.4 million and $0.5 million during the first three months of fiscal 2018 and 2017, respectively. The carrying values of the convertible notes payable listed above also include accretion of principal and are net of any unamortized debt discounts.
The principal balance, unamortized debt discount, deferred debt issuance costs and net carrying value of the liability and equity components of Ciena's outstanding issues of convertible notes were as follows as of January 31, 2018 (in thousands):

	Liability Component				Equity Component
	Principal Balance	Unamortized Debt Discount	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
3.75% Convertible Senior Notes, due October 15, 2018 (Original)	$61,270	$—	$(145)	$61,125	$—
3.75% Convertible Senior Notes, due October 15, 2018 (New)	$288,730	$(423)	$(680)	$287,627	$—
4.0% Convertible Senior Notes due December 15, 2020 (1)	$205,906	$(8,692)	$(881)	$196,333	$43,131

(1)	Includes accretion of principal at a rate of 1.85% per year
The following table sets forth, in thousands, the net carrying value and the estimated fair value of Ciena’s outstanding issues of convertible notes as of January 31, 2018:

	January 31, 2018
	Net Carrying Value	Fair Value(1)
3.75% Convertible Senior Notes, due October 15, 2018 (Original)	$61,125	$71,778
3.75% Convertible Senior Notes, due October 15, 2018 (New)	287,627	338,247
4.0% Convertible Senior Notes due December 15, 2020	196,333	246,281
	$545,085	$656,306

(1)
The convertible notes were categorized as Level 2 in the fair value hierarchy. Ciena estimates the fair value of its outstanding convertible notes using a market approach based on observable inputs, such as current market transactions involving comparable securities.

(13)	EARNINGS PER SHARE CALCULATION
The following table (in thousands except per share amounts) is a reconciliation of the numerator and denominator of the basic net income (loss) per common share (“Basic EPS”) and the diluted net income (loss) per potential common share (“Diluted EPS”). Basic EPS is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of the following, in each case, to the extent the effect is not anti-dilutive: (i) common shares outstanding; (ii) shares issuable upon vesting of restricted stock units; (iii) shares issuable under Ciena’s employee stock purchase plan and upon exercise of outstanding stock options, using the treasury stock method; (iv) shares underlying Ciena’s outstanding convertible notes for which Ciena uses the treasury stock method (the New Notes); and (v) shares underlying Ciena’s outstanding convertible notes for which Ciena uses the if-converted method.

	Quarter Ended January 31,
Numerator	2018	2017
Net income (loss)	$(473,363)	$3,861

	Quarter Ended January 31,
Denominator	2018	2017
Basic weighted average shares outstanding	143,922	140,682
Add: Shares underlying outstanding stock options and restricted stock units and issuable under employee stock purchase plan	—	1,502
Dilutive weighted average shares outstanding	143,922	142,184

	Quarter Ended January 31,
EPS	2018	2017
Basic EPS	$(3.29)	$0.03
Diluted EPS	$(3.29)	$0.03

The following table summarizes the weighted average shares excluded from the calculation of the denominator for Diluted EPS due to their anti-dilutive effect for the periods indicated (in thousands):

	Quarter Ended January 31,
	2018	2017
Shares underlying stock options and restricted stock units	3,414	1,556
0.875% Convertible Senior Notes due June 15, 2017	—	5,564
3.75% Convertible Senior Notes due October 15, 2018 (Original)	3,038	17,355
3.75% Convertible Senior Notes due October 15, 2018 (New) (1)	691	—
4.0% Convertible Senior Notes due December 15, 2020	9,198	9,198
Total shares excluded due to anti-dilutive effect	16,341	33,673

(1)
Since Ciena intends, upon any conversion of the outstanding 3.75% Convertible Senior Notes due 2018 (New Notes), to settle the principal amount thereof in cash, Ciena uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The 14.3 million shares underlying the New Notes will have a dilutive impact on diluted net income per share of common stock when the average market price of Ciena common stock for a given period exceeds the conversion price of $20.17 per share for the New Notes. During the first quarter of fiscal 2018, the average market price of Ciena common stock was $21.19 and, as such, the New Notes are dilutive by the conversion spread, or 0.7 million shares.

(14)	STOCKHOLDERS' EQUITY

Adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting
In connection with the adoption of ASU 2016-09, Ciena recognized approximately $62.1 million of deferred tax assets related to previously unrecognized tax benefits. This was recorded as a cumulative-effect adjustment to retained earnings as of the beginning of the first quarter of fiscal 2018. Ciena also elected to recognize forfeitures of stock awards when they occur, rather than estimate the impact of forfeitures when the award is granted. Accordingly, Ciena recognized approximately $0.8 million for this change through a cumulative effect adjustment recorded to opening retained earnings in the period of adoption.

Stock Repurchase Program
On December 7, 2017, Ciena announced that its Board of Directors authorized a program to repurchase up to $300 million of Ciena’s common stock through the end of fiscal 2020. Ciena may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. Ciena may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The amount and timing of repurchases are subject to a variety of factors including liquidity, cash flow, stock price, and general business and market conditions. The program may be modified, suspended, or discontinued at any time.
A summary of the stock repurchase program, reported based on trade date, is summarized as follows:

	Shares Repurchased	Weighted-Average Price per Share	Amount Repurchased (in thousands)
Cumulative balance at October 31, 2017	—	$—	$—
Repurchase of common stock under the stock repurchase program	262,487	21.92	5,755
Cumulative balance at January 31, 2018	262,487	$21.92	$5,755

The purchase price for the shares of Ciena's stock repurchased is reflected as a reduction to stockholders' equity. Ciena is required to allocate the purchase price of the repurchased shares as a reduction of common stock and additional paid-in capital.

(15)	SHARE-BASED COMPENSATION EXPENSE

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended January 31,
	2018	2017
Product costs	$672	$561
Service costs	625	628
Share-based compensation expense included in cost of sales	1,297	1,189
Research and development	3,255	3,209
Sales and marketing	3,328	2,873
General and administrative	4,474	5,453
Share-based compensation expense included in operating expense	11,057	11,535
Share-based compensation expense capitalized in inventory, net	39	101
Total share-based compensation	$12,393	$12,825

As of January 31, 2018, total unrecognized share-based compensation expense was approximately $100.1 million, consisting of: (i) $0.1 million, which relates to unvested stock options and is expected to be recognized over a weighted-average period of 0.8 years; and (ii) $100.0 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.7 years.

(16)	SEGMENTS AND ENTITY-WIDE DISCLOSURES
Segment Reporting
Ciena’s internal organizational structure and the management of its business are grouped into the following operating segments:

•	Networking Platforms reflects sales of Ciena’s Converged Packet Optical and Packet Networking product lines.

◦
Converged Packet Optical — includes the 6500 Packet-Optical Platform, the 5430 Reconfigurable Switching System, Waveserver stackable interconnect system, the family of CoreDirector® Multiservice Optical Switches and the OTN configuration for the 5410 Reconfigurable Switching System. This product line also includes sales of the Z-Series Packet-Optical Platform. In addition, as of the first quarter of fiscal 2018, sales of Optical Transport products are reflected within the Converged Packet Optical product line for all periods presented.

◦
Packet Networking — includes the 3000 family of service delivery switches and service aggregation switches and the 5000 family of service aggregation switches. This product line also includes the 8700 Packetwave Platform and the Ethernet packet configuration for the 5410 Service Aggregation Switch.

The Networking Platforms segment also includes sales of operating system software and enhanced software features embedded in each of the product lines above. Revenue from this segment is included in product revenue on the Condensed Consolidated Statements of Operations.

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

Revenue from the software platforms portion of this segment is included in product revenue on the Condensed Consolidated Statements of Operations. Revenue from software-related services is included in services revenue on the Condensed Consolidated Statements of Operations.

•
Global Services reflects sales of a broad range of Ciena’s services for consulting and network design, installation and deployment, maintenance support and training activities. Revenue from this segment is included in services revenue on the Condensed Consolidated Statements of Operations.

Ciena's long-lived assets, including equipment, building, furniture and fixtures, finite-lived intangible assets and maintenance spares, are not reviewed by Ciena's chief operating decision maker for purposes of evaluating performance and allocating resources. As of January 31, 2018, equipment, building, furniture and fixtures, net totaled $318.8 million primarily supporting asset groups within Ciena's Networking Platforms and Software and Software-Related Services segments and supporting Ciena's unallocated selling and general and administrative activities. As of January 31, 2018, $36.9 million of Ciena's intangible assets, net were assigned to asset groups within Ciena's Networking Platforms segment and $59.6 million of Ciena's intangible assets, net were assigned to asset groups within Ciena's Software and Software-Related Services segment. As of January 31, 2018, all of the maintenance spares, net, totaling $43.7 million, were assigned to asset groups within Ciena's Global Services segment.

Segment Revenue

The table below (in thousands) sets forth Ciena’s segment revenue for the respective periods:

	Quarter Ended January 31,
	2018	2017
Revenue:
Networking Platforms
Converged Packet Optical	$427,401	$417,750
Packet Networking	68,632	72,194
Total Networking Platforms	496,033	489,944

Software and Software-Related Services
Software Platforms	29,576	17,049
Software-Related Services	23,911	22,331
Total Software and Software-Related Services	53,487	39,380

Global Services
Maintenance Support and Training	55,958	54,990
Installation and Deployment	30,016	27,919
Consulting and Network Design	10,641	9,264
Total Global Services	96,615	92,173

Consolidated revenue	$646,135	$621,497

Segment Profit
Segment profit is determined based on internal performance measures used by Ciena's chief executive officer to assess the performance of each operating segment in a given period. In connection with that assessment, the chief executive officer excludes the following items: selling and marketing costs; general and administrative costs; amortization of intangible assets; significant asset impairments and restructuring costs; interest and other income (loss), net; interest expense; and provisions for income taxes.
The table below (in thousands) sets forth Ciena’s segment profit and the reconciliation to consolidated net income (loss) during the respective periods indicated:

	Quarter Ended January 31,
	2018	2017
Segment profit:
Networking Platforms	$88,569	$113,747
Software and Software-Related Services	23,635	7,700
Global Services	41,037	35,469
Total segment profit	153,241	156,916
Less: Non-performance operating expenses
Selling and marketing	88,515	85,002
General and administrative	38,406	35,864
Amortization of intangible assets	3,623	14,551
Significant asset impairments and restructuring costs	5,961	2,395
Add: Other non-performance financial items
Interest expense and other income (loss), net	(12,159)	(14,833)
Less: Provision for income taxes	477,940	410
Consolidated net income (loss)	$(473,363)	$3,861

Entity-Wide Reporting
Ciena's revenue includes $383.4 million and $379.7 million of U.S. revenue for the first quarter of fiscal 2018 and 2017, respectively. There were no other countries that accounted for more than 10% of Ciena's revenue in the first quarter of fiscal 2018 and 2017.
The following table reflects Ciena's geographic distribution of equipment, building, furniture and fixtures, net, with any country accounting for at least 10% of total equipment, building, furniture and fixtures, net, specifically identified. Equipment, building, furniture and fixtures, net, attributable to geographic regions outside of the U.S. and Canada are reflected as “Other International.” For the periods below, Ciena's geographic distribution of equipment, building, furniture and fixtures was as follows (in thousands):

	January 31, 2018	October 31, 2017
Canada	$212,142	$203,491
United States	86,836	90,482
Other International	19,857	14,492
Total	$318,835	$308,465

For the periods below, customers accounting for at least 10% of Ciena’s revenue were as follows (in thousands):

	Quarter Ended January 31,
	2018	2017
AT&T	$90,645	$96,437
Verizon	68,445	73,089
Total	$159,090	$169,526

The customers identified above purchased products and services from each of Ciena's operating segments.

(17)	COMMITMENTS AND CONTINGENCIES

Foreign Tax Contingencies

Ciena is subject to various tax liabilities arising in the ordinary course of business. Ciena does not expect that the ultimate settlement of these tax liabilities will have a material effect on its results of operations, financial position or cash flows.

Litigation

As a result of the acquisition of Cyan in August 2015, Ciena became a defendant in a securities class action lawsuit. On April 1, 2014, a purported stockholder class action lawsuit was filed in the Superior Court of California, County of San Francisco, against Cyan, the members of Cyan’s board of directors, Cyan’s former Chief Financial Officer, and the underwriters of Cyan’s initial public offering. On April 30, 2014, a substantially similar lawsuit was filed in the same court against the same defendants. The two cases have been consolidated as Beaver County Employees Retirement Fund, et al. v. Cyan, Inc. et al., Case No. CGC-14-538355. The consolidated complaint alleges violations of federal securities laws on behalf of a purported class consisting of purchasers of Cyan’s common stock pursuant or traceable to the registration statement and prospectus for Cyan’s initial public offering in April 2013, and seeks unspecified compensatory damages and other relief. On May 19, 2015, the proposed class was certified. On August 25, 2015, the defendants filed a motion for judgment on the pleadings based on an alleged lack of subject matter jurisdiction over the case, which motion was denied on October 23, 2015. On May 24, 2016, the defendants filed a petition for a writ of certiorari on the jurisdiction issue with the U.S. Supreme Court, which petition was granted on June 27, 2017. On November 18, 2016, the Superior Court stayed the case pending the outcome of the Supreme Court’s decision. Oral argument was heard by the Supreme Court on this matter on November 28, 2017. Ciena believes that the consolidated lawsuit is without merit and intends to defend it vigorously.
Internal Investigations

During fiscal 2017, one of Ciena’s third-party vendors raised allegations about certain questionable payments to one or more individuals employed by a customer in a country in the ASEAN region. Ciena promptly initiated an internal investigation into the matter, with the assistance of outside counsel, which investigation corroborated direct and indirect payments to one such individual and sought to determine whether the payments may have violated applicable laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”). In September 2017, Ciena voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise them of the relevant events and the findings of Ciena’s internal investigation. With the direct oversight of Ciena's Board of Directors, Ciena continues to cooperate fully with the SEC and DOJ in their review of the investigation.
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
In addition to the matters described in “Litigation” and “Internal Investigations” above, Ciena is subject to various legal proceedings, claims and other matters arising in the ordinary course of business, including those that relate to employment, commercial, tax and other regulatory matters. Ciena is also subject to intellectual property related claims, including claims against third parties that may involve contractual indemnification obligations on the part of Ciena. Ciena does not expect that the ultimate costs to resolve such matters will have a material effect on its results of operations, financial position or cash flows.

(18)	SUBSEQUENT EVENT

Stock Repurchase Program

From the end of the first quarter of fiscal 2018 through March 5, 2018, Ciena repurchased an additional 611,514 shares of its common stock, for an aggregate purchase price of  $13.8 million at an average price of $22.52 per share, including of repurchases pending settlement. As of March 5, 2018, Ciena has an aggregate of $280.5 million of authorized funds remaining under its Stock Repurchase Program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains statements that discuss future events or expectations, projections of results of operations or financial condition, changes in the markets for our products and services, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” "projects," "targets," or “continue” or the negative of those words and other comparable words. These statements may relate to, among other things, our competitive landscape; market conditions and growth opportunities; factors impacting our industry; factors impacting the businesses of network operators and their network architectures; adoption of next-generation network technology and software programmability and control of networks; our strategy, including our research and development, supply chain and go-to-market initiatives; efforts to increase application of our solutions in customer networks and to increase the reach of our business into new or growing customer and geographic markets; our backlog and seasonality in our business; expectations for our financial results, revenue, gross margin, operating expense and key operating measures in future periods; the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements; business initiatives including IT transitions or initiatives; the impact of the Tax Cuts and Jobs Act and provisional estimates with respect thereto; and market risks associated with financial instruments and foreign currency exchange rates. These statements are subject to known and unknown risks, uncertainties and other factors, and actual events or results may differ materially due to factors such as:

•	our ability to execute our business and growth strategies;

•	fluctuations in our revenue, gross margin and operating results and our financial results generally;

•	the loss of any of our large customers, a significant reduction in their spending, or a material change in their networking or procurement strategies;

•	the competitive environment in which we operate;

•	market acceptance of products and services currently under development and delays in product or software development;

•	lengthy sales cycles and onerous contract terms with communications service providers, Web-scale providers and other large customers;

•	product performance or security problems and undetected errors;

•	our ability to diversify our customer base beyond our traditional customers and to broaden the application for our solutions in communications networks;

•	the level of growth in network traffic and bandwidth consumption and the corresponding level of investment in network infrastructures by network operators;

•	the international scale of our operations and fluctuations in currency exchange rates;

•	our ability to forecast accurately demand for our products for purposes of inventory purchase practices;

•	the impact of pricing pressure and price erosion that we regularly encounter in our markets;

•	our ability to enforce our intellectual property rights, and costs we may incur in response to intellectual property right infringement claims made against us;

•	the continued availability, on commercially reasonable terms, of software and other technology under third-party licenses;

•	the potential failure to maintain the security of confidential, proprietary or otherwise sensitive business information or systems or to protect against cyber attacks;

•	the performance of our third-party contract manufacturers;

•	changes or disruption in components or supplies provided by third parties, including sole and limited source suppliers;

•	our ability to manage effectively our relationships with third-party service partners and distributors;

•	unanticipated risks and additional obligations in connection with our resale of complementary products or technology of other companies;

•	our ability to grow and maintain our new distribution relationships under which we will make available certain technology as a component;

•	our exposure to the credit risks of our customers and our ability to collect receivables;

•	modification or disruption of our internal business processes and information systems;

•	the effect of our outstanding indebtedness on our liquidity and business;

•	fluctuations in our stock price and our ability to access the capital markets to raise capital;

•	unanticipated expenses or disruptions to our operations caused by facilities transitions or restructuring activities;

•	our ability to attract and retain experienced and qualified personnel;

•	disruptions to our operations caused by strategic acquisitions and investments or the inability to achieve the expected benefits and synergies of newly-acquired businesses;

•	our ability to grow our software business and address networking strategies including software-defined networking and network function virtualization;

•
changes in, and the impact of, government regulations, including with respect to: the communications industry generally; the business of our customers; the use, import or export of products; and the environment, potential climate change, and other social initiatives;

•	the impact of the Tax Cuts & Jobs Act and any adjustments to provisional estimates relating thereto;

•	future legislation or executive action in the U.S. relating to tax policy or trade regulation;

•	the write-down of goodwill, long-lived assets, or our deferred tax assets;

•	our ability to maintain effective internal controls over financial reporting and liabilities that result from the inability to comply with corporate governance requirements; and

•	adverse results in litigation matters.

These are only some of the factors that may affect the forward-looking statements contained in this quarterly report. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this quarterly report. For a more complete understanding of the risks associated with an investment in Ciena’s securities, you should review these risk factors and the rest of this quarterly report in combination with the more detailed description of our business and management’s discussion and analysis of financial condition and risk factors described in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission (the "SEC") on December 22, 2017. However, we operate in a very competitive and rapidly changing environment and new risks and uncertainties emerge, are identified or become apparent from time to time. We cannot predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this quarterly report. You should be aware that the forward-looking statements contained in this quarterly report are based on our current views and assumptions. We undertake no obligation to revise or update any forward-looking statements made in this quarterly report to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law. The forward-looking statements in this quarterly report are intended to be subject to protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Overview

We are a network strategy and technology company, providing solutions that enable a wide range of network operators to deploy and manage next-generation communication architectures that deliver a broad array of services. We provide network hardware, software and services that support the transport, switching, aggregation, service delivery and management of video, data, and voice traffic on communications networks. Our high-capacity hardware and network management and control software solutions enable open, programmable networks that enhance automation, reduce network complexity, and support changing service requirements. Our solutions create business and operational value for our customers by enabling them to introduce new revenue-generating services and reduce network costs.

Our solutions include a diverse set of Networking Platforms products, which are used by a broad range of network operator customers and market segments, including communications service providers, cable and multiservice operators, Web-scale providers, submarine network operators, governments, enterprises, research and education (R&E) institutions, and other emerging network operators. These products, which can be applied from the network core to network access points, allow network operators to scale capacity, increase transmission speeds, allocate traffic and adapt dynamically to changing end-user service demands. In addition to our portfolio of high-capacity hardware systems and components, we offer network management and domain control software platforms, along with advanced applications software, designed to simplify the creation, automation and delivery of services across multi-vendor and multi-domain network environments. To complement our hardware and software solutions, we offer a broad range of services that help our customers design, optimize, integrate, deploy, manage, and maintain their networks.

Stock Repurchase Authorization. On December 7, 2017, we announced that our Board of Directors authorized a program to repurchase up to $300 million of our outstanding common stock through the end of fiscal 2020. We may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares under this authorization. The amount and timing of repurchases are subject to a variety of factors including liquidity, cash flow, stock price, and general business and market conditions. The program may be modified, suspended, or discontinued at any time. For additional information, including our repurchase activities under the program, see Note 14 and Note 18 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report and Item 2 of Part II of this report.

Impact of Tax Cuts and Jobs Act. Our results of operations for the first quarter of fiscal 2018 were impacted by enactment of the Tax Cuts and Jobs Act (the "Tax Act") on December 22, 2017. Accordingly, our results for the first quarter of fiscal 2018 include a provisional $476.9 million tax charge consisting of the following:

•	$431.3 million charge related to the remeasurement of U.S. net deferred tax assets at the lower statutory rate under the Tax Act; and

•	$45.6 million charge related to a transition tax on accumulated historical foreign earnings and its deemed repatriation to the U.S.

These amounts are provisional and reflect management’s current estimates and current interpretations of the Tax Act. These amounts may require adjustment in future periods as additional guidance under the Tax Act becomes available and analysis of its provisions is completed. See Note 5 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for more information related to the impact of the Tax Act.

Available Information. Our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, and any amendments thereto filed or furnished with the SEC are available through the SEC's website at www.sec.gov or free of charge on our website as soon as reasonably practicable after we file or furnish these documents. We routinely post the reports above, recent news and announcements, financial results and other information about Ciena that is important to investors in the "Investors" section of our website at www.ciena.com. Investors are encouraged to review the “Investors” section of our website because, as with the other disclosure channels that we use, from time to time we may post material information on that site that is not otherwise disseminated by us.

For additional information on our business, industry, market opportunity, competitive landscape, and strategy, see our annual report on Form 10-K for the fiscal year ended October 31, 2017.

Consolidated Results of Operations

Operating Segments

We have the following operating segments for reporting purposes: (i) Networking Platforms; (ii) Software and Software-Related Services; and (iii) Global Services. As of the first quarter of fiscal 2018, sales of our Optical Transport products are reflected within the Converged Packet Optical product line of our Networking Platforms segment for all periods presented. See Note 16 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
Quarter ended January 31, 2018 compared to the quarter ended January 31, 2017

Revenue
During the first quarter of fiscal 2018, approximately 19.0% of our revenue was non-U.S. Dollar denominated, including sales in Euros, Japanese Yen, Canadian Dollars, Brazilian Reais, Argentina Pesos, British Pounds, Mexican Pesos and Indian Rupees. During the first quarter of fiscal 2018, as compared to the first quarter of fiscal 2017, the U.S. Dollar fluctuated against these currencies. Consequently, our revenue reported in U.S. Dollars slightly increased by approximately $4.2 million, or 0.7%, as compared to the first quarter of fiscal 2017, due to fluctuations in foreign currency. The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Quarter Ended January 31,				Increase
	2018	%*	2017	%*	(decrease)	%**
Revenue:
Networking Platforms
Converged Packet Optical	$427,401	66.1	$417,750	67.2	$9,651	2.3
Packet Networking	68,632	10.6	72,194	11.6	(3,562)	(4.9)
Total Networking Platforms	496,033	76.7	489,944	78.8	6,089	1.2

Software and Software-Related Services
Software Platforms	29,576	4.6	17,049	2.7	12,527	73.5
Software-Related Services	23,911	3.7	22,331	3.6	1,580	7.1
Total Software and Software-Related Services	53,487	8.3	39,380	6.3	14,107	35.8

Global Services
Maintenance Support and Training	55,958	8.7	54,990	8.9	968	1.8
Installation and Deployment	30,016	4.7	27,919	4.5	2,097	7.5
Consulting and Network Design	10,641	1.6	9,264	1.5	1,377	14.9
Total Global Services	96,615	15.0	92,173	14.9	4,442	4.8

Consolidated revenue	$646,135	100.0	$621,497	100.0	$24,638	4.0
_____________________________

*    Denotes % of total revenue
**    Denotes % change from 2017 to 2018

•
Networking Platforms segment revenue increased, primarily reflecting a product line sales increase of $9.7 million of our Converged Packet Optical products, partially offset by a product line sales decrease of $3.6 million of our Packet Networking products.

◦
Converged Packet Optical sales primarily reflect sales increases of $50.4 million of our Waveserver stackable interconnect system, primarily due to increased sales to Web-scale providers, which, as we continue to diversify, represent a growing portion of our business, and $25.2 million of our Optical Transport Network (OTN) configuration for the 5410 Reconfigurable Switching System, primarily due to increased sales to communications service providers in the Asia Pacific (“APAC”) region. These increases were partially offset by sales decreases of $33.4 million of our 6500 Packet-Optical Platform, $16.4 million of our 5430 Reconfigurable Switching System and $11.9 million of our Z-Series Packet-Optical Platform. The decreases in sales of our 6500 Packet-Optical Platform are primarily due to decreased sales to certain communications service providers, government customers and certain submarine network operators.

◦
Packet Networking sales primarily reflects a sales decrease of $5.4 million of our 3000 and 5000 families of service delivery and aggregation switches, primarily due to decreased sales to AT&T, partially offset by increased sales to other communications service providers.

•
Software and Software-Related Services segment revenue increased, primarily reflecting sales increases of $12.5 million in our software platforms and $1.6 million in software-related services. The increase in software platform sales primarily reflects an increase of $13.4 million in sales of our Blue Planet software platform to AT&T and other communications service providers.

•
Global Services segment revenue increased, primarily reflecting sales increases of $2.1 million of our installation and deployment services, $1.4 million of our network transformation services and $1.0 million of our maintenance support and training services.

Our operating segments each engage in business and operations across four geographic regions: North America; Europe, Middle East and Africa ("EMEA"); Caribbean and Latin America (“CALA”); and APAC. Results for North America include only activities in the U.S. and Canada. Part of our business and growth strategy is to continue to diversify our customer base and secure additional communications service provider customers outside of North America, including in high-growth geographies such as the APAC region. We believe that this is an important part of our strategy, and that it is required for continued revenue growth. The following table reflects our geographic distribution of revenue principally based on the relevant location for our delivery of products and performance of services. Our revenue, particularly when considered by geographic distribution, can fluctuate significantly and the timing of revenue recognition for large network projects, particularly outside of North America, can result in large variations in geographic revenue results in any particular quarter. The increase in our APAC region for the fiscal quarter ended January 31, 2018 was primarily driven by increased sales in Japan and continued execution of our strategy to capture new market share with communications service providers in the region. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Quarter Ended January 31,				Increase
	2018	%*	2017	%*	(decrease)	%**
North America	$402,909	62.4	$405,928	65.3	$(3,019)	(0.7)
EMEA	97,834	15.1	91,543	14.7	6,291	6.9
CALA	34,563	5.3	35,146	5.7	(583)	(1.7)
APAC	110,829	17.2	88,880	14.3	21,949	24.7
Total	$646,135	100.0	$621,497	100.0	$24,638	4.0
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2017 to 2018

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

Our gross profit as a percentage of revenue, or “gross margin,” has remained relatively consistent in recent fiscal years. However, gross margin, particularly when viewed on a quarterly basis, can fluctuate due to a number of factors. Our gross margin remains highly dependent on our continued ability to drive product cost reductions relative to the price erosion that we regularly encounter in our markets. Moreover, we are often required to compete with aggressive pricing and commercial terms and, to secure business with new and existing customers, we may agree to pricing or other unfavorable commercial terms that adversely affect our gross margin. Our success in taking share and winning new business can result in additional costs associated with the early stages of network deployments, including an increased concentration of lower margin “common” equipment sales and installation services, as compared to higher margin products including channel cards, software services, and maintenance services. Gross margin can be impacted by technology-based price compression and the introduction or substitution of new platforms for existing solutions that carry higher margins. Gross margin can also be impacted by changes in expense for excess and obsolete inventory and warranty obligations and our revenue concentration within a particular segment, product line, geography, or customer.

Service gross margin can be affected by the mix of customers and services, particularly the mix between deployment and maintenance services, geographic mix, and the timing and extent of any investments in internal resources to support this business.

The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold, and gross profit for the periods indicated:

	Quarter Ended January 31,				Increase
	2018	%*	2017	%*	(decrease)	%**
Total revenue	$646,135	100.0	$621,497	100.0	$24,638	4.0
Total cost of goods sold	374,370	57.9	347,712	55.9	26,658	7.7
Gross profit	$271,765	42.1	$273,785	44.1	$(2,020)	(0.7)
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2017 to 2018

	Quarter Ended January 31,				Increase
	2018	%*	2017	%*	(decrease)	%**
Product revenue	$525,609	100.0	$506,993	100.0	$18,616	3.7
Product cost of goods sold	313,120	59.6	286,811	56.6	26,309	9.2
Product gross profit	$212,489	40.4	$220,182	43.4	$(7,693)	(3.5)
_____________________________________
*    Denotes % of product revenue
**    Denotes % change from 2017 to 2018

	Quarter Ended January 31,				Increase
	2018	%*	2017	%*	(decrease)	%**
Service revenue	$120,526	100.0	$114,504	100.0	$6,022	5.3
Service cost of goods sold	61,250	50.8	60,901	53.2	349	0.6
Service gross profit	$59,276	49.2	$53,603	46.8	$5,673	10.6
_____________________________________
*    Denotes % of services revenue
**    Denotes % change from 2017 to 2018

•
Gross profit as a percentage of revenue reflects reduced product gross profit, partially offset by improved services gross profit. We may encounter fluctuations or reductions in quarterly gross margin during fiscal 2018 as a result of our strategy to aggressively capture additional market share and displace competitors, particularly with communications service providers internationally.

•
Gross profit on products as a percentage of product revenue decreased primarily as a result of market-based price erosion, the impact of early stages of international network deployments, including an increased concentration of lower margin “common” equipment sales, partially offset by product cost reductions and increased software platform sales. Part of our strategy for fiscal 2018 is to leverage our technology leadership and to aggressively capture additional market share and displace competitors, particularly with communications service providers internationally. Accordingly, we may encounter fluctuations or reductions in quarterly gross margin during this period.

•
Gross profit on services as a percentage of services revenue increased primarily due to improved margin on deployment sales and increased sales of higher margin software subscription services and maintenance support services.

Operating Expense
We expect operating expense to increase in fiscal 2018 from the level reported for fiscal 2017 in order to fund our research and development initiatives.
Operating expense consists of the component elements described below.

•
Research and development expense primarily consists of salaries and related employee expense (including share-based compensation expense), prototype costs relating to design, development, testing of our products, depreciation expense, and third-party consulting costs.

•
Selling and marketing expense primarily consists of salaries, commissions and related employee expense (including share-based compensation expense), and sales and marketing support expense, including travel, demonstration units, trade show expense, and third-party consulting costs.

•	General and administrative expense primarily consists of salaries and related employee expense (including share-based compensation expense), and costs for third-party consulting and other services.

•	Amortization of intangible assets primarily reflects the amortization of both purchased technology and the value of customer relationships derived from our acquisitions.

•
Significant asset impairments and restructuring costs primarily reflect actions we have taken to better align our workforce, facilities, and operating costs with perceived market opportunities, business strategies and changes in market and business conditions and significant impairments of assets.

During the first quarter of fiscal 2018, approximately 53.4% of our operating expense was non-U.S. Dollar denominated, including expenses in Canadian Dollars, British Pounds, Indian Rupees, Euros, and Brazilian Reais. During the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017, the U.S. Dollar fluctuated against these currencies. Consequently, our operating expense reported in U.S. Dollars slightly increased by approximately $6.2 million, or 2.4%, as compared to the first quarter of fiscal 2017, due to fluctuations in foreign currency. The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Quarter Ended January 31,				Increase
	2018	%*	2017	%*	(decrease)	%**
Research and development	$118,524	18.3	$116,869	18.8	$1,655	1.4
Selling and marketing	88,515	13.7	85,002	13.7	3,513	4.1
General and administrative	38,406	6.0	35,864	5.8	2,542	7.1
Amortization of intangible assets	3,623	0.6	14,551	2.3	(10,928)	(75.1)
Significant asset impairments and restructuring costs	5,961	0.9	2,395	0.4	3,566	148.9
Total operating expenses	$255,029	39.5	$254,681	41.0	$348	0.1
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2017 to 2018

•
Research and development expense was adversely affected by $3.3 million as a result of foreign exchange rates, net of hedging, primarily due to a weaker U.S. Dollar in relation to the Canadian Dollar. Including the effect of foreign exchange rates, research and development expenses increased by $1.7 million. This change primarily reflects increased employee and compensation costs and depreciation costs, partially offset by lower facility and information systems expense and professional services.

•
Selling and marketing expense was adversely affected by $2.4 million as a result of foreign exchange rates, primarily due to a weaker U.S. Dollar in relation to the Euro. Including the effect of foreign exchange rates, selling and marketing expenses increased by $3.5 million, primarily reflecting increased employee and compensation costs.

•	General and administrative expense increased by $2.5 million, primarily reflecting increased professional services and legal fees.

•	Amortization of intangible assets decreased due to certain intangible assets having reached the end of their economic lives.

•
Significant asset impairments and restructuring costs increased reflecting a global workforce reduction of approximately 100 employees during the first quarter of fiscal 2018 as part of a business optimization strategy to improve gross margin, constrain operating expense, and redesign certain business processes. The increase also reflects unfavorable lease commitments in connection with a portion of facilities located in Petaluma, California.

Other items
The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Quarter Ended January 31,				Increase
	2018	%*	2017	%*	(decrease)	%**
Interest and other income (loss), net	$1,575	0.2	$370	0.1	$1,205	325.7
Interest expense	$13,734	2.1	$15,203	2.4	$(1,469)	(9.7)
Provision for income taxes	$477,940	74.0	$410	0.1	$477,530	n/a
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2017 to 2018
n/a    Not meaningful

•	Interest and other income (loss), net primarily reflects a $1.1 million gain in interest income.

•
Interest expense decreased primarily due to a reduction in our aggregate outstanding debt due to the refinancing of our term loans during the second quarter of fiscal 2017 and the maturity of our outstanding 0.875% Convertible Senior Notes during the third quarter of fiscal 2017.

•
Provision for income taxes increased primarily due to the impact of significant additional tax expense resulting from the enactment of the Tax Act and reflects $431.3 million for the remeasurement of our net deferred tax assets and a $45.6 million charge related to a transition tax on accumulated historical foreign earnings and their deemed repatriation to the U.S. For additional information, see Note 5 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Segment Profit

The table below (in thousands, except percentage data) sets forth the changes in our segment profit for the respective periods:

	Quarter Ended January 31,
	2018	2017	Increase (decrease)	%*
Segment profit:
Networking Platforms	$88,569	$113,747	$(25,178)	(22.1)
Software and Software-Related Services	$23,635	$7,700	$15,935	206.9
Global Services	$41,037	$35,469	$5,568	15.7
_____________________________________
*    Denotes % change from 2017 to 2018

•	Networking Platforms segment profit decreased, primarily due to reduced gross margin as described above, and increased research and development costs, partially offset by higher sales volume.

•
Software and Software-Related Services segment profit increased, primarily due to higher sales volume, as described above, resulting in increased gross profits, and slightly lower research and development costs.

•	Global Services segment profit increased, primarily due to improved gross margin on deployment sales and increased sales of higher margin maintenance support services.

Liquidity and Capital Resources
For the three months ended January 31, 2018, we generated $35.7 million in cash to fund our operating needs, as our net loss (adjusted for non-cash charges) of $56.4 million exceeded our working capital requirements of $20.7 million. Our net loss (adjusted for non-cash charges) reflects a non-cash tax provision of $476.9 million primarily related to the enactment of the Tax Act. For additional information on the non-cash tax provision, see Note 5 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report. For additional details on our cash from operations, see the discussion below entitled “Cash from Operations.”
Cash, cash equivalents and investments increased by $17.3 million during the first three months of fiscal 2018. In addition to the cash from operations mentioned above, proceeds from issuance of equity under our employee stock purchase plans provided $11.0 million in cash during the period. These provisions were sufficient to fund our investing activities for capital expenditures totaling $25.7 million, our settlement of certain foreign currency forward contracts of $1.1 million and our other financing activities, including our new stock repurchase program described below and in Note 14 and Note 18 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report, which totaled $4.1 million in the period.

	January 31, 2018	October 31, 2017	Increase (decrease)
Cash and cash equivalents	$648,867	$640,513	$8,354
Short-term investments in marketable debt securities	278,743	279,133	(390)
Long-term investments in marketable debt securities	59,151	49,783	9,368
Total cash and cash equivalents and investments in marketable debt securities	$986,761	$969,429	$17,332
Principal Sources of Liquidity. Our principal sources of liquidity on hand include our cash, cash equivalents and investments, which as of January 31, 2018 totaled $986.8 million, as well as the senior secured asset-backed revolving credit facility to which we and certain of our subsidiaries are parties (the "ABL Credit Facility"). The ABL Credit Facility provides for a total commitment of $250 million with a maturity date of December 31, 2020. We principally use the ABL Credit Facility to support the issuance of letters of credit that arise in the ordinary course of our business and thereby to reduce our use of cash required to collateralize these instruments. As of January 31, 2018, letters of credit totaling $70.0 million were collateralized by our ABL Credit Facility. There were no borrowings outstanding under the ABL Credit Facility as of January 31, 2018.
Foreign Liquidity. The amount of cash, cash equivalents, and short-term investments held by our foreign subsidiaries was $60.7 million as of January 31, 2018. Our accumulated historical foreign earnings are generally held in either cash or short-term intercompany receivables, or have been used to fund investments in equipment, building, furniture and fixtures, or other assets and liabilities of our foreign operations. We currently intend to reinvest indefinitely our foreign earnings, however, we intend to study further the changes resulting from the enactment of the Tax Act, the costs of repatriation of such foreign earnings, and the current and future cash needs of our foreign operations to determine whether there is an opportunity to repatriate these earnings in the future on a tax-efficient basis. If we determine to repatriate these accumulated historical foreign earnings, the provisional amount of unrecognized deferred income tax liability related to foreign withholding taxes would be approximately $22.0 million. See Note 5 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
Intent to Cash Settle New 2018 Convertible Notes. As more fully described in Note 12 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report, following the settlement of an exchange offer on August 2, 2017, approximately $288.7 million in aggregate principal amount at maturity of Original Notes were exchanged for New Notes, which provide us with the option, at our election, to settle conversions for cash, shares of our common stock, or a combination of cash and shares. It is our current intent that upon any conversion of the New Notes we will settle the principal amount thereof in cash.
Stock Repurchase Authorization. On December 7, 2017, we announced that our Board of Directors authorized a program to repurchase up to $300 million of our outstanding common stock through the end of fiscal 2020. The amount and timing of repurchases are subject to a variety of factors including liquidity, cash flow, stock price, and general business and market conditions. The program may be modified, suspended, or discontinued at any time. As of March 5, 2018, an aggregate of $280.5 million of authorized funds remained under this repurchase program. For additional information, including our repurchase activities under the program, see Note 14 and Note 18 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report and Item 2 of Part II of this report.
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
Based on past performance and current expectations, we believe that cash from operations, cash, cash equivalents, investments, and other sources of liquidity, including our ABL Credit Facility, will satisfy our working capital needs, capital expenditures, and other liquidity requirements associated with our operations, including the settlement of the principal amount of the New Notes in cash upon any conversions prior to maturity, through at least the next 12 months.
Cash from Operations
The following sections set forth the components of our $35.7 million of cash generated from operating activities during the first three months of fiscal 2018:
Net loss (adjusted for non-cash charges)
The following table sets forth our net loss (adjusted for non-cash charges) during the period (in thousands):

Three months ended
January 31, 2018
Net loss	$(473,363)
Adjustments for non-cash charges:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	20,833
Share-based compensation costs	12,393
Amortization of intangible assets	5,912
Deferred tax provision	476,897
Provision for inventory excess and obsolescence	6,804
Provision for warranty	4,657
Other	2,269
Net loss (adjusted for non-cash charges)	$56,402
Working Capital
We used $20.7 million of cash for working capital during the period. The following tables set forth the major components of the cash used in working capital (in thousands):

Three months ended
January 31, 2018
Cash provided by accounts receivable	$72,439
Cash provided by inventories	5,199
Cash provided by prepaid expenses and other	16,120
Cash used in accounts payable, accruals and other obligations	(111,476)
Cash used in deferred revenue	(2,981)
Total cash used for working capital	$(20,699)
As compared to the end of fiscal 2017:

•	The $72.4 million of cash provided by accounts receivable during the first three months of fiscal 2018 reflects increased customer collections;

•
The $5.2 million of cash provided by inventory during the first three months of fiscal 2018 primarily reflects improved manufacturing efficiencies to meet customer delivery schedules, partially offset by higher deferred costs of sales awaiting customer acceptance;

•	The $16.1 million of cash provided by prepaid expense and other during the first three months of fiscal 2018 primarily reflects lower prepaid value added taxes;

•
The $111.5 million of cash used in accounts payable, accruals and other obligations during the first three months of fiscal 2018 primarily reflects the timing of bonus payments to employees under our annual cash incentive compensation plan and payments to suppliers; and

•	The $3.0 million of cash used in deferred revenue during the first three months of fiscal 2018 represents a decrease in advanced payments received from customers prior to revenue recognition.
Our days sales outstanding (DSOs) for the first three months of fiscal 2018 were 77 days, and our inventory turns for the first three months of fiscal 2018 were 4.9.
Cash Paid for Interest
The following tables set forth the cash paid for interest during the period (in thousands):

Three months ended
January 31, 2018
3.75% Convertible Senior Notes due October 15, 2018 (Original)(1)	$—
3.75% Convertible Senior Notes due October 15, 2018 (New)(1)	—
4.0% Convertible Senior Notes due December 15, 2020(2)	3,750
Term Loan due January 30, 2022 (3)	3,986
Interest rate swaps(4)	419
ABL Credit Facility(5)	404
Capital leases	1,461
Cash paid during period	$10,020

(1)
Interest on our outstanding 3.75% Convertible Senior Notes due October 15, 2018 (Original) and our outstanding 3.75% Convertible Senior Notes due October 15, 2018 (New) is payable on April 15 and October 15 of each year.

(2)	Interest on our outstanding 4.0% Convertible Senior Notes due December 15, 2020 is payable on June 15 and December 15 of each year.

(3)
Interest on the Term Loan due January 30, 2022 (the "2022 Term Loan") is payable periodically based on the underlying market index rate selected for borrowing. The 2022 Term Loan bears interest at LIBOR plus a spread of 2.5% subject to a minimum LIBOR rate of 0.75%. As of the end of the first quarter of fiscal 2018, the interest rate on the 2022 Term Loan was 4.06%.

(4)
Our interest rate swaps fix 98%, 82% and 77% of the principal value of the 2022 Term Loan from February 2017 through July 2018, July 2018 through June 2020 and June 2020 through January 2021, respectively. The fixed rate on the amounts hedged during the periods described above will be 4.25%, 4.25% and 4.75%, respectively.

(5)
During the first three months of fiscal 2018, we utilized the ABL Credit Facility to collateralize certain standby letters of credit and paid $0.4 million in commitment fees, interest expense and other administrative charges relating to our ABL Credit Facility.

Contractual Obligations
There have been no material changes to our contractual obligations since October 31, 2017. For a summary of our contractual obligations, see Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended October 31, 2017.
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

Our critical accounting policies and estimates have not changed materially since October 31, 2017, except for items listed below. For a discussion of our critical accounting policies and estimates, see Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended October 31, 2017 (Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

The valuation allowance balance at January 31, 2018 was $151.1 million and the corresponding net deferred tax asset was $739.4 million. We will continue to evaluate future financial performance to determine whether such performance is both sustained and significant enough to provide sufficient evidence to support reversal of all or a portion of the remaining valuation allowance. The value of our net deferred tax asset may be subject to change in the future, depending upon our generation or projections of future taxable income, as well as changes in tax policy or our tax planning strategy. For example, the recently enacted Tax Act required us to write down our net deferred tax asset by approximately $431.3 million. As this is a provisional estimate, it may be subject to change based upon availability of additional guidance and our continued assessment of the impact of the Tax Act on our business. As these amounts are finalized throughout fiscal 2018, our operating results may be materially adversely affected by a non-cash charge to reflect the change in value of these assets. For further discussion, see Note 5 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Effects of Recent Accounting Pronouncements

See Note 2 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for information relating to our discussion of the effects of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk has not changed materially since October 31, 2017. For a discussion of quantitative and qualitative disclosures about market risk, see Item 7A of Part II of our annual report on Form 10-K for the fiscal year ended October 31, 2017 (Quantitative and Qualitative Disclosures About Market Risk).

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 17, Commitments and Contingencies, to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report, is incorporated herein by reference.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. Before investing in our securities, you should consider carefully the following risk factors in addition to the other information contained both in this report and in our annual report on Form 10-K for the fiscal year ended October 31, 2017, including the risk factors identified in Item 1A of Part I thereof (Risk Factors). This report contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” in "Management's Discussion and Analysis" above. Our actual results could differ materially from those contained in the forward-looking statements. Any of the risks discussed below, elsewhere in this report, or in our annual report on Form 10-K for the fiscal year ended October 31, 2017, and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition or results of operations.

The final impacts of the Tax Cuts and Jobs Act could be materially different from our current estimates.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act introduced significant changes to U.S. federal corporate tax law. We continue to assess and analyze the impact of the Tax Act on our business and our company. Accordingly, some of the income tax effects reflected in our unaudited Condensed Consolidated Financial Statements are provisional amounts and are subject to adjustment in the future. The estimated impact of the new law is based on management’s current knowledge and assumptions, and the impacts we ultimately recognize could be materially different from current estimates based upon our further analysis of the Tax Act. In addition, the Tax Act remains subject to further guidance and interpretations from the U.S. federal and state governments and regulatory organizations, such as the Department of the Treasury and the Internal Revenue Service, which could also change the provisional tax liability or the accounting treatment of the provisional tax liability. As such, the full impact of the Tax Act in fiscal 2018 or in future periods cannot be predicted at this time, and there can be no assurance that the impact of the Tax Act will not adversely affect our results of operations.

We may be required to write down the value of certain deferred tax assets, which would adversely affect our operating results.
We have a number of significant assets on our balance sheet as of January 31, 2018 and the value of these assets can be adversely impacted by factors related to our business and operating performance, as well as factors outside of our control. As of January 31, 2018, our balance sheet includes a $739.4 million net deferred tax asset. The value of our net deferred tax assets can be significantly impacted by changes in tax policy or our tax planning strategy. For example, the recently enacted Tax Act required us to write down our net deferred tax asset by approximately $431.3 million. As this is a provisional estimate, it may be subject to change based upon our continued assessment of the Tax Act on our business. If any additional write downs are required, our operating results may be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides a summary of repurchases of our common stock during the first quarter of fiscal 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands)
November 1, 2017 to November 30, 2017	—	$—	—	$300,000
December 1, 2017 to December 31, 2017	—	$—	—	$300,000
January 1, 2018 to January 31, 2018	262,487	$21.92	262,487	$294,245
Total	262,487	$21.92	262,487
(1) On December 7, 2017, we announced that our Board of Directors authorized a program to repurchase up to $300 million of our common stock through the end of fiscal 2020. Shares reported in this table were repurchased under this program. The amount and timing of repurchases are subject to a variety of factors including liquidity, cash flow, stock price, and general business and market conditions. The program may be modified, suspended, or discontinued at any time.

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

Ciena Corporation
Date:	March 7, 2018	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	March 7, 2018	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)