Form 10-Q
period 2018-07-31
CIENA CORP
filed 2018-09-05
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 31, 2018
common stock, $0.01 par value	142,601,249

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
Revenue:
Products	$691,758	$610,742	$1,821,593	$1,702,365
Services	127,059	117,977	373,337	354,873
Total revenue	818,817	728,719	2,194,930	2,057,238
Cost of goods sold:
Products	399,886	341,197	1,085,574	955,303
Services	67,388	59,446	192,741	181,834
Total cost of goods sold	467,274	400,643	1,278,315	1,137,137
Gross profit	351,543	328,076	916,615	920,101
Operating expenses:
Research and development	121,133	117,729	356,581	356,221
Selling and marketing	95,395	86,739	281,269	260,292
General and administrative	38,212	35,569	115,594	106,423
Significant asset impairments and restructuring costs	6,359	2,203	16,679	8,874
Amortization of intangible assets	3,837	3,837	11,083	29,368
Acquisition and integration costs	1,333	—	1,333	—
Total operating expenses	266,269	246,077	782,539	761,178
Income from operations	85,274	81,999	134,076	158,923
Interest and other income (loss), net	(1,543)	(848)	1,328	(3,396)
Interest expense	(13,611)	(13,415)	(40,376)	(41,926)
Income before income taxes	70,120	67,736	95,028	113,601
Provision for income taxes	19,280	7,726	503,695	11,704
Net income (loss)	$50,840	$60,010	$(408,667)	$101,897
Basic net income (loss) per common share	$0.35	$0.42	$(2.84)	$0.72
Diluted net income (loss) per potential common share	$0.34	$0.39	$(2.84)	$0.69
Weighted average basic common shares outstanding	143,400	142,464	143,766	141,631
Weighted average dilutive potential common shares outstanding	159,998	172,112	143,766	164,431

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Quarter Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
Net income (loss)	$50,840	$60,010	$(408,667)	$101,897
Change in unrealized gain (loss) on available-for-sale securities, net of tax	279	(6)	(59)	(533)
Change in unrealized gain (loss) on foreign currency forward contracts, net of tax	(1,032)	2,380	(1,067)	2,906
Change in unrealized gain (loss) on forward starting interest rate swap, net of tax	350	(327)	5,599	4,570
Change in cumulative translation adjustments	(3,230)	13,644	(2,161)	11,891
Other comprehensive income	(3,633)	15,691	2,312	18,834
Total comprehensive income (loss)	$47,207	$75,701	$(406,355)	$120,731

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	July 31, 2018	October 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$726,214	$640,513
Short-term investments	228,940	279,133
Accounts receivable, net of allowance for doubtful accounts of $17.7 million and $17.6 million as of July 31, 2018 and October 31, 2017, respectively.	728,940	622,183
Inventories	227,885	267,143
Prepaid expenses and other	192,497	197,339
Total current assets	2,104,476	2,006,311
Long-term investments	29,465	49,783
Equipment, building, furniture and fixtures, net	295,863	308,465
Goodwill	287,551	267,458
Other intangible assets, net	108,302	100,997
Deferred tax asset, net	724,087	1,155,104
Other long-term assets	72,951	63,593
Total assets	$3,622,695	$3,951,711
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$312,611	$260,098
Accrued liabilities and other short-term obligations	297,988	322,934
Deferred revenue	104,170	102,418
Current portion of long-term debt	353,669	352,293
Total current liabilities	1,068,438	1,037,743
Long-term deferred revenue	79,914	82,589
Other long-term obligations	108,884	111,349
Long-term debt, net	586,505	583,688
Total liabilities	$1,843,741	$1,815,369
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 143,050,180 and 143,043,227 shares issued and outstanding	1,431	1,430
Additional paid-in capital	6,797,857	6,810,182
Accumulated other comprehensive income (loss)	(8,705)	(11,017)
Accumulated deficit	(5,011,629)	(4,664,253)
Total stockholders’ equity	1,778,954	2,136,342
Total liabilities and stockholders’ equity	$3,622,695	$3,951,711

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended July 31,
	2018	2017
Cash flows provided by operating activities:
Net income (loss)	$(408,667)	$101,897
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	63,104	55,873
Share-based compensation costs	38,896	36,843
Amortization of intangible assets	18,196	39,721
Deferred tax provision	491,863	—
Provision for inventory excess and obsolescence	19,942	28,727
Provision for warranty	15,715	5,188
Other	18,164	21,076
Changes in assets and liabilities:
Accounts receivable	(112,696)	(80,652)
Inventories	17,751	(93,896)
Prepaid expenses and other	(11,163)	(26,450)
Accounts payable, accruals and other obligations	14,840	(5,960)
Deferred revenue	(4,710)	13,978
Net cash provided by operating activities	161,235	96,345
Cash flows used in investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(50,386)	(76,004)
Purchase of available for sale securities	(217,715)	(189,802)
Proceeds from maturities of available for sale securities	290,000	260,003
Settlement of foreign currency forward contracts, net	4,759	(1,619)
Acquisition of business, net of cash acquired	(40,412)	—
Purchase of cost method investment	(1,433)	—
Net cash used in investing activities	(15,187)	(7,422)
Cash flows used in financing activities:
Payment of long-term debt	(3,000)	(232,554)
Payment for modification of term loans	—	(93,625)
Payment of capital lease obligations	(2,811)	(2,650)
Repurchases of common stock-repurchase program	(73,512)	—
Proceeds from issuance of common stock	22,735	20,395
Net cash used in financing activities	(56,588)	(308,434)
Effect of exchange rate changes on cash and cash equivalents	(3,759)	1,436
Net increase (decrease) in cash and cash equivalents	85,701	(218,075)
Cash and cash equivalents at beginning of period	640,513	777,615
Cash and cash equivalents at end of period	$726,214	$559,540
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$31,561	$33,861
Cash paid during the period for income taxes, net	$20,099	$26,793
Non-cash investing activities
Purchase of equipment in accounts payable	$5,677	$6,012
Building subject to capital lease	$—	$50,370
Non-cash financing activities
Repurchase of common stock in accrued liabilities from repurchase program	$1,275	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at October 31, 2017	143,043,227	$1,430	$6,810,182	$(11,017)	$(4,664,253)	$2,136,342
Net loss	—	—	—	—	(408,667)	(408,667)
Other comprehensive income	—	—	—	2,312	—	2,312
Repurchase of common stock	(3,028,118)	(30)	(74,757)	—	—	(74,787)
Issuance of shares from employee equity plans	3,035,071	31	22,704	—	—	22,735
Share-based compensation expense	—	—	38,896	—	—	38,896
Effect of adoption of new accounting standard	—	—	832	—	61,291	62,123
Balance at July 31, 2018	143,050,180	$1,431	$6,797,857	$(8,705)	$(5,011,629)	$1,778,954

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at October 31, 2016	139,767,627	$1,398	$6,715,478	$(24,329)	$(5,926,206)	$766,341
Net income	—	—	—	—	101,897	101,897
Other comprehensive income	—	—	—	18,834	—	18,834
Issuance of shares from employee equity plans	2,905,157	29	20,366	—	—	20,395
Share-based compensation expense	—	—	36,843	—	—	36,843
Balance at July 31, 2017	142,672,784	$1,427	$6,772,687	$(5,495)	$(5,824,309)	$944,310

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	INTERIM FINANCIAL STATEMENTS
The interim financial statements included herein for Ciena Corporation and its wholly owned subsidiaries (“Ciena”) have been prepared by Ciena, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments that Ciena considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial position of Ciena at the date of the interim balance sheets. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of October 31, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP. However, Ciena believes that the disclosures are adequate to understand the information presented herein. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with Ciena’s audited consolidated financial statements and the notes thereto included in Ciena’s annual report on Form 10-K for the fiscal year ended October 31, 2017.
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

Except for the changes in certain policies described below, there have been no material changes to Ciena’s significant accounting policies, compared to the accounting policies described in Note 1, Ciena Corporation and Significant Accounting Policies and Estimates, in Notes to Consolidated Financial Statements in Item 8 of Part II of Ciena’s annual report on Form 10-K for the fiscal year ended October 31, 2017.

Government Grants
Ciena accounts for proceeds from government grants as a reduction of expense when there is reasonable assurance that Ciena has met the required conditions associated with the grant and that grant proceeds will be received. Grant benefits are recorded to the particular line item of the Condensed Consolidated Statement of Operations to which the grant activity relates. See Note 18 below.

Newly Issued Accounting Standards - Effective

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01 (“ASU 2017-01”), Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisition or disposal of assets or businesses. The amendments in this update provide a screen to determine when a set of assets is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. Ciena will evaluate the effect of the update at the time of any future acquisition or disposal. Ciena adopted ASU 2017-01 during the first quarter of fiscal 2018.

In August 2017, the FASB issued ASU No. 2017-12 (“ASU 2017-12”), Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships, through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. Ciena adopted ASU 2017-12 during the first quarter of fiscal 2018. For hedges for which Ciena has elected to exclude the spot-forward difference from assessment of effectiveness, Ciena has elected to amortize the difference on a straight-line basis. Ciena will record amortization in earnings each period with an offsetting entry to other comprehensive income, and all changes in fair value over the term of the derivative in other comprehensive income. The application of this accounting standard did not have a material impact on Ciena’s Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting, which provides guidance on several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows. Ciena adopted ASU 2016-09 during the first quarter of fiscal 2018. In connection with the adoption of this guidance, Ciena recognized approximately $62.1 million of deferred tax assets related to previously unrecognized tax benefits. This was recorded as a cumulative-effect adjustment to retained earnings as of the beginning of the first quarter of fiscal 2018. Additionally, the consolidated statements of cash flows will include excess tax benefits as an operating activity, on a prospective basis as a result of the adoption. Finally, Ciena has elected to recognize forfeitures when they occur, rather than to estimate the impact of forfeitures when the award is granted. Accordingly, Ciena recognized approximately $0.8 million for this change through a cumulative effect adjustment recorded to opening retained earnings in the first quarter of fiscal 2018.

Newly Issued Accounting Standards - Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. ASU 2014-09 will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts.

For multiple element software arrangements where vendor-specific objective evidence (“VSOE”) of undelivered maintenance does not exist, Ciena currently recognizes revenue for the entire arrangement over the maintenance term. The adoption of ASU 2014-09 will require Ciena to determine the stand alone selling price for each of the software and software-related deliverables at contract inception, and Ciena consequently expects certain software deliverables will be recognized at a point in time rather than over a period of time.

Ciena also expects certain installation and deployment, and consulting and network design services, will be recognized over a period of time rather than at a point in time.

Ciena has considered the impact of the guidance in Accounting Standards Codification (“ASC”) 340-40, Other Assets and Deferred Costs; Contracts with Customers, and the interpretations of the FASB Transition Resource Group for Revenue Recognition (TRG) with respect to capitalization and amortization of incremental costs of obtaining a contract. In conjunction with this interpretation, Ciena has elected to implement the practical expedient clause allowing for incremental costs to be recognized as an expense when incurred if the period of the asset recognition is one year or less, and amortized over the period of performance, if the period of the asset recognition is greater than one year.

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

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases, which requires an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by leased assets and to provide additional disclosures. ASU 2016-02 is effective for Ciena beginning in the first quarter of fiscal 2020. Under current GAAP, the majority of Ciena’s leases for its properties are considered operating leases, and Ciena expects that the adoption of this ASU will require these leases to be classified as financing leases and to be recognized as assets and liabilities on Ciena’s balance sheet. Ciena is continuing to evaluate other possible impacts of the adoption of ASU 2016-02 on its Consolidated Financial Statements and disclosures.

In August 2018, the FASB issued ASU No. 2018-09 (“ASU 2018-09”), Codification Improvements which does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. Ciena is currently evaluating this guidance to determine the impact it may have on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13 (“ASU 2018-13”), Fair Value Measurement (Topic 820): Disclosure Framework which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for Ciena beginning in the first quarter of fiscal year 2020, early adoption is permitted. Ciena is currently evaluating this guidance to determine the impact on its disclosures.

In August 2018, the FASB issued ASU No. 2018-14 (“ASU 2018-14”), Compensation -Retirement Benefits - Defined Benefit Plans which modifies the disclosure requirements on company-sponsored defined benefit plans. ASU 2018-14 is effective for Ciena beginning in the first quarter of fiscal year 2021, early adoption is permitted. Ciena is currently evaluating this guidance to determine the impact on its disclosures.

In August 2018, the FASB issued ASU No. 2018-15 (“ASU 2018-15”), Intangibles - Goodwill and Other-Internal-Use Software which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for Ciena beginning in the first quarter of fiscal year 2020, early adoption is permitted. Ciena is currently evaluating this guidance to determine the impact on its disclosures.

(3) BUSINESS COMBINATIONS

Packet Design, LLC Acquisition

On July 2, 2018, Ciena acquired Packet Design, LLC (“Packet Design”), a provider of network performance management software focused on Layer 3 network optimization, topology and route analytics, in a cash transaction for approximately $41 million in cash. This transaction has been accounted for as the acquisition of a business.

During the third quarter of fiscal 2018, Ciena incurred approximately $1.3 million of acquisition-related costs associated with this transaction. These costs and expenses include fees associated with financial, legal and accounting advisors and severance and other employment-related costs, including payments to certain former Packet Design employees.

The following table summarizes the final purchase price allocation related to the acquisition based on the estimated fair value of the acquired assets and assumed liabilities (in thousands):

Amount
Cash and cash equivalents	$642
Accounts receivable	1,525
Prepaid expenses and other	450
Equipment, furniture and fixtures	31
Goodwill	20,304
Customer relationships and contracts	2,200
Developed technology	21,900
Accounts payable	(165)
Accrued liabilities	(657)
Deferred revenue	(5,176)
Total purchase consideration	$41,054
Customer relationships and contracts represent agreements with existing Packet Design customers and have an estimated useful life of three years.
 Developed technology represents purchased technology that had reached technological feasibility and for which Packet Design had substantially completed development as of the date of acquisition. Fair value was determined using future discounted cash flows related to the projected income stream of the developed technology for a discrete projection period. Cash flows were discounted to their present value as of the closing date. Developed technology is amortized on a straight line basis over its estimated useful life of five years.
The goodwill generated from the acquisition of Packet Design is primarily related to expected synergies. The total goodwill amount was recorded in the Software and Software-Related Services segment.
Pro forma disclosures have not been included due to immateriality.

(4)	RESTRUCTURING COSTS
Ciena has undertaken a number of restructuring activities intended to reduce expense and to better align its workforce and costs with market opportunities, product development and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the nine months ended July 31, 2018 (in thousands):

	Workforce reduction		Consolidation of excess facilities		Total
Balance at October 31, 2017	$1,291		$1,648		$2,939
Additional liability recorded	12,876	(1)	3,803	(2)	16,679
Cash payments	(10,987)		(3,084)		(14,071)
Balance at July 31, 2018	$3,180		$2,367		$5,547
Current restructuring liabilities	$3,180		$1,076		$4,256
Non-current restructuring liabilities	$—		$1,291		$1,291

(1)
Reflects a global workforce reduction of approximately 230 employees during fiscal 2018 as part of a business optimization strategy to improve gross margin, constrain operating expense and redesign certain business processes.

(2)	Reflects unfavorable lease commitments in connection with a portion of facilities located in Petaluma, California and in Gurgaon, India.

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

(2)
Reflects unfavorable lease commitments and relocation costs incurred during fiscal 2017 in connection with the facility transition from Ciena’s existing research and development center located at Lab 10 on the former Nortel Carling Campus to a new campus facility in Ottawa, Canada.

(5)	INTEREST AND OTHER INCOME (LOSS), NET
The components of interest and other income (loss), net, are as follows (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
Interest income	$3,620	$1,820	$9,276	$4,609
Gains (losses) on non-hedge designated foreign currency forward contracts	2,182	834	4,351	(891)
Foreign currency exchange loss	(6,879)	(2,946)	(11,670)	(4,071)
Modification of term loan	—	—	—	(2,924)
Other	(466)	(556)	(629)	(119)
Interest and other income (loss), net	$(1,543)	$(848)	$1,328	$(3,396)
Ciena Corporation, as the U.S. parent entity, uses the U.S. Dollar as its functional currency; however, some of its foreign branch offices and subsidiaries use local currencies as their functional currencies. Ciena recorded $11.7 million and $4.1 million in foreign currency exchange rate losses during the first nine months of fiscal 2018 and fiscal 2017, respectively, as a result of monetary assets and liabilities that were transacted in a currency other than the entity’s functional currency, and the remeasurement adjustments were recorded in interest and other income (loss), net on the Condensed Consolidated Statements of Operations. For the first nine months of fiscal 2018, the majority of the foreign currency exchange rate losses relate to Ciena’s Argentinian and Brazilian subsidiaries owing U.S. Dollars to Ciena Corporation. From time to time, Ciena uses foreign currency forwards to hedge this type of balance sheet exposure. These forwards are not designated as hedges for accounting purposes, and any net gain or loss associated with these derivatives is reported in interest and other income (loss), net on the Condensed Consolidated Statements of Operations. During the first nine months of fiscal 2018, Ciena recorded gains of $4.4 million from non-hedge designated foreign currency forward contracts. During the first nine months of fiscal 2017, Ciena recorded losses of $0.9 million from non-hedge designated foreign currency forward contracts.

(6)	INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate income tax rate (“federal tax rate”) from 35% to 21% effective January 1, 2018, implementing a modified territorial tax system, and imposing a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries that were previously tax deferred. As a fiscal-year taxpayer, certain provisions of the Tax Act impact Ciena in fiscal 2018, including the change in the federal tax rate and the one-time transition tax, while other provisions will be effective at the beginning of fiscal 2019, including the implementation of a modified territorial tax system, other changes to how foreign earnings are subject to U.S. tax, and adoption of an alternative tax system.
As a result of the decrease in the federal tax rate from 35% to 21% effective January 1, 2018, Ciena has computed its income tax expense for the October 31, 2018 fiscal year using a blended federal tax rate of 23.4%. The 21% federal tax rate is expected to apply to Ciena’s fiscal year ending October 31, 2019 and each year thereafter. Ciena remeasured its deferred tax assets and liabilities (“DTA”) using the federal tax rate that will apply when the related temporary differences are expected to reverse.
During the nine months ended July 31, 2018, Ciena recorded a provisional tax expense of $503.7 million, primarily related to the Tax Act and consisting of the following: a $431.3 million charge related to the remeasurement of U.S. net deferred tax assets at the lower statutory rate under the Tax Act and a $45.6 million charge related to a transition tax on accumulated historical foreign earnings and its deemed repatriation to the U.S.
In December 2017, the SEC issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes due to the Tax Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The final impact of the Tax Act may differ from the above provisional amounts due to changes in interpretations of the Tax Act, legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes and related interpretations in response to the Tax Act, and any updates or changes to estimates used in the provisional amounts. Ciena has determined that the $45.6 million of tax expense for the U.S. transition tax on accumulated earnings of foreign subsidiaries and the $431.3 million of tax expense for DTA remeasurement were each provisional amounts and reasonable estimates as of July 31, 2018. Estimates used in the provisional amounts include the anticipated reversal pattern of the gross DTA plus the earnings and profits, cash position at the end of fiscal year 2018, foreign taxes and withholding taxes attributable to foreign subsidiaries.
Ciena currently intends to reinvest indefinitely its foreign earnings outside the U.S. However, Ciena intends to continue to study changes enacted by the Tax Act, costs of repatriation and the current and future cash needs of foreign operations to determine whether there is an opportunity to repatriate these earnings in the future on a tax-efficient basis. If Ciena determines to repatriate these earnings, the provisional amount of unrecognized deferred income tax liability related to these foreign withholding taxes would be approximately $23.0 million. There are no other significant temporary differences for which a deferred tax liability has not been recognized.
The significant components of DTA are as follows (in thousands):

	July 31,	October 31,
	2018	2017
Deferred tax assets:
Reserves and accrued liabilities	$35,022	$56,597
Depreciation and amortization	317,526	451,385
NOL and credit carry forward	496,327	803,622
Other	20,077	29,398
Gross deferred tax assets	868,952	1,341,002
Valuation allowance	(144,865)	(185,898)
Deferred tax asset, net of valuation allowance	$724,087	$1,155,104
In connection with the adoption of ASU 2016-09, Ciena recognized approximately $62.1 million of deferred tax assets related to previously unrecognized tax benefits. This was recorded as a cumulative-effect adjustment to retained earnings as of the beginning of the first quarter of fiscal 2018. See Note 2 above and Note 15 below. As of July 31, 2018, Ciena continues to maintain a valuation allowance of $144.9 million. This valuation allowance is primarily related to state and foreign net operating losses and credits that Ciena estimates it will not be able to use.

(7)	SHORT-TERM AND LONG-TERM INVESTMENTS

As of the dates indicated, investments are comprised of the following (in thousands):

	July 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$199,415	$—	(418)	$198,997
Included in long-term investments	29,538	—	(73)	29,465
	$228,953	$—	$(491)	$228,462

Commercial paper:
Included in short-term investments	$29,941	2	—	$29,943
	$29,941	$2	$—	$29,943

	October 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$249,498	$—	$(305)	$249,193
Included in long-term investments	49,910	—	(127)	49,783
	$299,408	$—	$(432)	$298,976

Commercial paper:
Included in short-term investments	$29,939	1	—	$29,940
	$29,939	$1	$—	$29,940

The following table summarizes the final legal maturities of debt investments at July 31, 2018 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$229,356	$228,940
Due in 1-2 years	29,538	29,465
	$258,894	$258,405

(8)	FAIR VALUE MEASUREMENTS

As of the date indicated, the following table summarizes the assets and liabilities that are recorded at fair value on a recurring basis (in thousands):

	July 31, 2018
	Level 1	Level 2	Total
Assets:
Money market funds	$579,413	$—	$579,413
U.S. government obligations	—	228,462	228,462
Commercial paper	—	69,860	69,860
Foreign currency forward contracts	—	668	668
Forward starting interest rate swaps	—	6,667	6,667
Total assets measured at fair value	$579,413	$305,657	$885,070

Liabilities:
Foreign currency forward contracts	$—	$2,968	$2,968
Total liabilities measured at fair value	$—	$2,968	$2,968

	October 31, 2017
	Level 1	Level 2	Total
Assets:
Money market funds	$511,355	$—	$511,355
U.S. government obligations	—	298,976	298,976
Commercial paper	—	89,865	89,865
Foreign currency forward contracts	—	227	227
Forward starting interest rate swaps	—	218	218
Total assets measured at fair value	$511,355	$389,286	$900,641

Liabilities:
Foreign currency forward contracts	$—	$2,129	$2,129
Total liabilities measured at fair value	$—	$2,129	$2,129

As of the date indicated, the assets and liabilities above are presented on Ciena’s Condensed Consolidated Balance Sheet as follows (in thousands):

	July 31, 2018
	Level 1	Level 2	Total
Assets:
Cash equivalents	$579,413	$39,917	$619,330
Short-term investments	—	228,940	228,940
Prepaid expenses and other	—	668	668
Long-term investments	—	29,465	29,465
Other long-term assets	—	6,667	6,667
Total assets measured at fair value	$579,413	$305,657	$885,070

Liabilities:
Accrued liabilities	$—	$2,968	$2,968
Total liabilities measured at fair value	$—	$2,968	$2,968

	October 31, 2017
	Level 1	Level 2	Total
Assets:
Cash equivalents	$511,355	$59,925	$571,280
Short-term investments	—	279,133	279,133
Prepaid expenses and other	—	227	227
Long-term investments	—	49,783	49,783
Other long-term assets	—	218	218
Total assets measured at fair value	$511,355	$389,286	$900,641

Liabilities:
Accrued liabilities	$—	$2,129	$2,129
Total liabilities measured at fair value	$—	$2,129	$2,129

Ciena did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

(9)	INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	July 31, 2018	October 31, 2017
Raw materials	$54,003	$52,898
Work-in-process	11,100	18,623
Finished goods	173,419	185,488
Deferred cost of goods sold	38,525	61,340
	277,047	318,349
Provision for excess and obsolescence	(49,162)	(51,206)
	$227,885	$267,143

Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand and market conditions. During the first nine months of fiscal 2018, Ciena recorded a provision for excess and obsolescence of $19.9 million, primarily related to a decrease in the forecasted demand for certain Networking Platforms products. Deductions from the provision for excess and obsolete inventory relate primarily to disposal activities.

(10)	ACCRUED LIABILITIES AND OTHER SHORT-TERM OBLIGATIONS

As of the dates indicated, accrued liabilities and other short-term obligations are comprised of the following (in thousands):

	July 31, 2018	October 31, 2017
Compensation, payroll related tax and benefits	$99,740	$113,272
Warranty	44,150	42,456
Vacation	40,747	39,778
Capital lease obligations	3,773	3,772
Interest payable	4,991	3,612
Other	104,587	120,044
	$297,988	$322,934

The following table summarizes the activity in Ciena’s accrued warranty for the fiscal periods indicated (in thousands):

Nine Months Ended July 31,	Beginning Balance	Current Period Provisions (1)	Settlements	Ending Balance
2017	$52,324	5,188	(13,216)	$44,296
2018	$42,456	15,715	(14,021)	$44,150
(1) As a result of lower than expected actual failure rates, Ciena adjusted its fiscal 2017 provision for warranty. This adjustment had the effect of reducing warranty provision by $8.0 million for the nine months ended July 31, 2017.

(11)	DERIVATIVE INSTRUMENTS

Foreign Currency Derivatives

As of July 31, 2018 and October 31, 2017, Ciena had forward contracts to hedge its foreign exchange exposure in order to reduce the variability in its Canadian Dollar and Indian Rupee denominated expense, which principally relates to research and development activities, and its Euro denominated revenue. The notional amount of these contracts was approximately $134.6 million and $86.1 million as of July 31, 2018 and October 31, 2017, respectively. These foreign exchange contracts have maturities of 18 months or less and have been designated as cash flow hedges.

During the first nine months of fiscal 2018 and fiscal 2017, in order to hedge certain balance sheet exposures, Ciena entered into forward contracts to mitigate risk due to volatility in the Brazilian Real, Canadian Dollar and Mexican Peso. The notional amount of these contracts was approximately $98.2 million and $83.4 million as of July 31, 2018 and October 31, 2017, respectively. These foreign exchange contracts have maturities of 12 months or less and have not been designated as hedges for accounting purposes.

Interest Rate Derivatives

Ciena is exposed to floating rates of LIBOR interest on its term loan borrowings (see Note 13 below) and has hedged such risk by entering into floating to fixed interest rate swap arrangements (“interest rate swaps”). The interest rate swaps fix 82% and 77% of the principal value of the 2022 Term Loan from July 2018 through June 2020 and June 2020 through January 2021, respectively. The fixed rate on the amounts hedged during these periods will be 4.25% and 4.75%, respectively. The total notional amount of interest rate swaps in effect as of July 31, 2018 was $321.6 million. The total notional amount of interest rate swaps in effect as of October 31, 2017 was $389.6 million.

Ciena expects the variable rate payments to be received under the terms of the interest rate swaps to offset exactly the forecasted variable rate payments on the equivalent notional amounts of the term loans. These derivative contracts have been designated as cash flow hedges.

Other information regarding Ciena’s derivatives is immaterial for separate financial statement presentation. See Note 5 and Note 8 above.

(12)	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income (“AOCI”) for the nine months ended July 31, 2018:

	Unrealized	Unrealized Loss on	Unrealized Gain on	Cumulative Foreign Currency
	Loss on Available-for-sale Securities	Foreign Currency Forward Contracts	Forward Starting Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Balance at October 31, 2017	$(451)	$(1,386)	$218	$(9,398)	$(11,017)
Other comprehensive income (loss) before reclassifications	(59)	(9)	5,330	(2,161)	3,101
Amounts reclassified from AOCI	—	(1,058)	269	—	(789)
Balance at July 31, 2018	$(510)	$(2,453)	$5,817	$(11,559)	$(8,705)

The following table summarizes the changes in AOCI for the nine months ended July 31, 2017:

	Unrealized Gain/(Loss) on	Unrealized Gain (Loss) on	Unrealized Gain on	Cumulative Foreign Currency
	Available-for-sale Securities	Foreign Currency Forward Contracts	Forward Starting Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Balance at October 31, 2016	$139	$(1,091)	$(5,967)	$(17,410)	$(24,329)
Other comprehensive income (loss) before reclassifications	(533)	896	4,838	11,891	17,092
Amounts reclassified from AOCI	—	2,010	(268)	—	1,742
Balance at July 31, 2017	$(394)	$1,815	$(1,397)	$(5,519)	$(5,495)

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

(13)	SHORT-TERM AND LONG-TERM DEBT

Outstanding Term Loan Payable

2022 Term Loan

The net carrying value of Ciena’s Term Loan due January 30, 2022 (the “2022 Term Loan”) was comprised of the following for the fiscal periods indicated (in thousands):

	July 31, 2018	October 31, 2017
Term Loan Payable due January 30, 2022	$390,863	$392,972

Deferred debt issuance costs that were deducted from the carrying amounts of the 2022 Term Loan totaled $2.6 million at July 31, 2018 and $3.1 million at October 31, 2017. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate method, through the maturity of the 2022 Term Loan. The amortization of deferred debt issuance costs for the 2022 Term Loan is included in interest expense, and was $0.5 million and $0.4 million during the first nine months of fiscal 2018 and 2017, respectively. The carrying values of the 2022 Term Loan listed above are also net of any unamortized debt discounts.
The principal balance, unamortized debt discount, deferred debt issuance costs and net carrying value of the liability components of the 2022 Term Loan were as follows as of July 31, 2018 (in thousands):

	Principal Balance	Unamortized Debt Discount	Deferred Debt Issuance Costs	Net Carrying Value
Term Loan Payable due January 30, 2022	$395,000	$(1,580)	$(2,557)	$390,863

The following table sets forth the carrying value and the estimated fair value of the 2022 Term Loan (in thousands):

	July 31, 2018
	Carrying Value	Fair Value(1)
Term Loan Payable due January 30, 2022	$390,863	$396,481

(1)
The 2022 Term Loan is categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of the 2022 Term Loan using a market approach based upon observable inputs, such as current market transactions involving comparable securities.

Outstanding Convertible Notes Payable

The net carrying values of Ciena’s outstanding convertible notes payable was comprised of the following for the fiscal periods indicated (in thousands):

	July 31, 2018	October 31, 2017
3.75% Convertible Senior Notes due October 15, 2018 (Original)	$61,234	$61,071
3.75% Convertible Senior Notes due October 15, 2018 (New)	288,435	287,221
4.0% Convertible Senior Notes due December 15, 2020	199,642	194,717
	$549,311	$543,009

Deferred debt issuance costs that were deducted from the carrying amounts of the convertible notes payable totaled $0.9 million at July 31, 2018 and $2.1 million at October 31, 2017. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate method, through the maturity of the convertible notes payable. The amortization of deferred debt issuance costs is included in interest expense, and was $1.2 million during both the first nine months of fiscal 2018 and 2017. The carrying values of the convertible notes payable listed above also include accretion of principal and are net of any unamortized debt discounts.

The principal balance, unamortized debt discount, deferred debt issuance costs and net carrying value of the liability and equity components of Ciena’s outstanding issues of convertible notes were as follows as of July 31, 2018 (in thousands):

	Liability Component				Equity Component
	Principal Balance	Unamortized Debt Discount	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
3.75% Convertible Senior Notes, due October 15, 2018 (Original)	$61,270	$—	$(36)	$61,234	$—
3.75% Convertible Senior Notes, due October 15, 2018 (New)	$288,730	$(125)	$(170)	$288,435	$—
4.0% Convertible Senior Notes due December 15, 2020 (1)	$207,809	$(7,437)	$(730)	$199,642	$43,131

(1)	Includes accretion of principal at a rate of 1.85% per year.
The following table sets forth, in thousands, the net carrying value and the estimated fair value of Ciena’s outstanding issues of convertible notes as of July 31, 2018:

	July 31, 2018
	Net Carrying Value	Fair Value(1)
3.75% Convertible Senior Notes, due October 15, 2018 (Original)	$61,234	$77,047
3.75% Convertible Senior Notes, due October 15, 2018 (New)	288,435	363,078
4.0% Convertible Senior Notes due December 15, 2020	199,642	233,269
	$549,311	$673,394

(1)
The convertible notes were categorized as Level 2 in the fair value hierarchy. Ciena estimates the fair value of its outstanding convertible notes using a market approach based on observable inputs, such as current market transactions involving comparable securities.

(14)	EARNINGS PER SHARE CALCULATION
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

	Quarter Ended July 31,		Nine Months Ended July 31,
Numerator	2018	2017	2018	2017
Net income (loss)	$50,840	$60,010	$(408,667)	$101,897
Add: Interest expense associated with 0.875% Convertible Senior Notes due 2017 (1)	—	246	—	1,343
Add: Interest expense associated with 3.75% Convertible Senior Notes due 2018 (Original)	464	3,572	—	10,750
Add: Interest expense associated with 4.0% Convertible Senior Notes due 2020	2,624	3,323	—	—
Net income (loss) used to calculate Diluted EPS	$53,928	$67,151	$(408,667)	$113,990

	Quarter Ended July 31,		Nine Months Ended July 31,
Denominator	2018	2017	2018	2017
Basic weighted average shares outstanding	143,400	142,464	143,766	141,631
Add: Shares underlying outstanding stock options and restricted stock units and issuable under employee stock purchase plan	1,330	1,386	—	1,401
Add: Shares underlying 0.875% Convertible Senior Notes due 2017 (1)	—	1,708	—	4,043
Add: Shares underlying 3.75% Convertible Senior Notes due 2018 (New) (2)	3,032	—	—	—
Add: Shares underlying 3.75% Convertible Senior Notes due 2018 (Original)	3,038	17,356	—	17,356
Add: Shares underlying 4.0% Convertible Senior Notes due 2020	9,198	9,198	—	—
Dilutive weighted average shares outstanding	159,998	172,112	143,766	164,431

	Quarter Ended July 31,		Nine Months Ended July 31,
EPS	2018	2017	2018	2017
Basic EPS	$0.35	$0.42	$(2.84)	$0.72
Diluted EPS	$0.34	$0.39	$(2.84)	$0.69

The following table summarizes the weighted average shares excluded from the calculation of the denominator for Diluted EPS due to their anti-dilutive effect for the periods indicated (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
Shares underlying stock options and restricted stock units	318	682	2,183	988
3.75% Convertible Senior Notes due October 15, 2018 (Original)	—	—	3,038	—
3.75% Convertible Senior Notes due October 15, 2018 (New) (2)	—	—	2,125	—
4.0% Convertible Senior Notes due December 15, 2020	—	—	9,198	9,198
Total shares excluded due to anti-dilutive effect	318	682	16,544	10,186

(1) Ciena’s 0.875% convertible senior notes were paid at maturity during the third quarter of fiscal 2017.
(2) Upon any conversion of the outstanding 3.75% Convertible Senior Notes due 2018 (New) (the “New Notes”), Ciena intends to settle the principal amount thereof in cash. See Note 19 below. Accordingly, Ciena uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The 14.3 million shares underlying the New Notes will have a dilutive impact on diluted net income per share of common stock when the average market price of Ciena common stock for a given period exceeds the conversion price of $20.17 per share for the New Notes. During the third quarter of fiscal 2018, the average market price of Ciena common stock was $25.59. As a result, for the quarter ended July 31, 2018, the conversion spread for the New Notes of 3.0 million shares is included in the calculation of the denominator. For the nine months ended July 31, 2018, the conversion spread for the New Notes of 2.1 million shares is excluded from the calculation of the denominator as their inclusion would have had an anti-dilutive effect.

(15)	STOCKHOLDERS’ EQUITY

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
A summary of the stock repurchase program, reported based on trade date, is summarized as follows:

	Shares Repurchased	Weighted-Average Price per Share	Amount Repurchased (in thousands)
Cumulative balance at October 31, 2017	—	$—	$—
Repurchase of common stock under the stock repurchase program	3,028,118	24.70	74,787
Cumulative balance at July 31, 2018	3,028,118	$24.70	$74,787

The purchase price for the shares of Ciena’s stock repurchased is reflected as a reduction of common stock and additional paid-in capital.

(16)	SHARE-BASED COMPENSATION EXPENSE

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
Product costs	$783	$709	$2,279	$1,978
Service costs	618	619	1,965	1,926
Share-based compensation expense included in cost of sales	1,401	1,328	4,244	3,904
Research and development	3,082	3,139	10,133	10,001
Sales and marketing	3,417	3,242	10,505	9,628
General and administrative	4,538	4,321	14,121	13,191
Share-based compensation expense included in operating expense	11,037	10,702	34,759	32,820
Share-based compensation expense capitalized in inventory, net	(101)	(17)	(107)	119
Total share-based compensation	$12,337	$12,013	$38,896	$36,843

As of July 31, 2018, total unrecognized share-based compensation expense was approximately $86.7 million which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.5 years.

(17)	SEGMENTS AND ENTITY-WIDE DISCLOSURES
Segment Reporting
Ciena manages its business, measures its performance and allocates its resources based on the following operating segments:

•	Networking Platforms reflects sales of Ciena’s Converged Packet Optical and Packet Networking product lines.

◦
Converged Packet Optical — includes the 6500 Packet-Optical Platform, the 5430 Reconfigurable Switching System, Waveserver® stackable interconnect system, the family of CoreDirector® Multiservice Optical Switches and the OTN configuration for the 5410 Reconfigurable Switching System. This product line also includes sales of the Z-Series Packet-Optical Platform. As of the first quarter of fiscal 2018, sales of Optical Transport products are also reflected within the Converged Packet Optical product line for all periods presented.

◦
Packet Networking — includes the 3000 family of service delivery switches and the 5000 family of service aggregation switches. This product line also includes the 8700 Packetwave® Platform and the Ethernet packet configuration for the 5410 Service Aggregation Switch.

The Networking Platforms segment also includes sales of operating system software and enhanced software features embedded in each of the product lines above. Revenue from this segment is included in product revenue on the Condensed Consolidated Statements of Operations.

•	Software and Software-Related Services reflects sales of Ciena’s software platforms and software-related services.
Software platforms includes:

◦
Ciena’s Blue Planet Intelligent Automation Platform, which is a comprehensive, open software suite that allows customers to use enhanced knowledge about their network to drive adaptive optimization of their services and operations. Ciena’s Blue Planet Intelligent Automation Platform includes multi-domain service orchestration (MDSO), network function virtualization (NFV), management and orchestration (NFV MANO), analytics, network health predictor (NHP), route optimization and assurance (ROA) and Ciena’s SDN Multilayer Controller and virtual wide area network (V-WAN) application. Ciena acquired the NHP and ROA software solutions as a part of its acquisition of Packet Design.

◦
Ciena’s management software, which provides analytics, data, and planning tools to assist customers in managing Ciena’s Networking Platforms products in their networks. Ciena’s management software consists of Blue Planet Manage, Control and Plan (MCP) domain controller solution, OneControl Unified Management System, ON-Center® Network & Service Management Suite, Ethernet Services Manager, Optical Suite Release and Planet Operate. As Ciena seeks adoption of its Blue Planet MCP software platform and transitions features, functionality and customers to this platform, Ciena expects revenue declines for its other management software solutions.

Software-related services includes sales of subscription, installation, support, and consulting services related to Ciena’s software platforms.
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

Ciena's long-lived assets, including equipment, building, furniture and fixtures, finite-lived intangible assets and maintenance spares, are not reviewed by Ciena's chief operating decision maker for purposes of evaluating performance and allocating resources. As of July 31, 2018, equipment, building, furniture and fixtures, net totaled $295.9 million primarily supporting asset groups within Ciena’s Networking Platforms and Software and Software-Related Services segments and supporting Ciena’s unallocated selling and general and administrative activities. As of July 31, 2018, $32.1 million of Ciena’s intangible assets, net were assigned to asset groups within Ciena’s Networking Platforms segment and $76.2 million of Ciena’s intangible assets, net were assigned to asset groups within Ciena’s Software and Software-Related Services segment. As of July 31, 2018, all of the maintenance spares, net, totaling $43.7 million, were assigned to asset groups within Ciena’s Global Services segment.

Segment Revenue

The table below (in thousands) sets forth Ciena’s segment revenue for the respective periods:

	Quarter Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
Revenue:
Networking Platforms
Converged Packet Optical	$592,892	$510,226	$1,548,189	$1,433,137
Packet Networking	84,559	82,121	216,977	220,641
Total Networking Platforms	677,451	592,347	1,765,166	1,653,778

Software and Software-Related Services
Software Platforms	14,307	18,395	56,427	48,587
Software-Related Services	26,876	23,856	76,988	70,760
Total Software and Software-Related Services	41,183	42,251	133,415	119,347

Global Services
Maintenance Support and Training	60,897	57,902	177,759	171,133
Installation and Deployment	31,262	27,397	89,487	84,011
Consulting and Network Design	8,024	8,822	29,103	28,969
Total Global Services	100,183	94,121	296,349	284,113

Consolidated revenue	$818,817	$728,719	$2,194,930	$2,057,238

Segment Profit
Segment profit is determined based on internal performance measures used by Ciena’s chief executive officer to assess the performance of each operating segment in a given period. In connection with that assessment, the chief executive officer excludes the following items: selling and marketing costs; general and administrative costs; significant asset impairments and restructuring costs; amortization of intangible assets; acquisition and integration costs; interest and other income (loss), net; interest expense; and provision for income taxes.
The table below (in thousands) sets forth Ciena’s segment profit and the reconciliation to consolidated net income (loss) during the respective periods indicated:

	Quarter Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
Segment profit:
Networking Platforms	$181,603	$159,649	$396,995	$423,859
Software and Software-Related Services	9,305	11,133	41,216	23,384
Global Services	39,502	39,565	121,823	116,637
Total segment profit	230,410	210,347	560,034	563,880
Less: Non-performance operating expenses
Selling and marketing	95,395	86,739	281,269	260,292
General and administrative	38,212	35,569	115,594	106,423
Significant asset impairments and restructuring costs	6,359	2,203	16,679	8,874
Amortization of intangible assets	3,837	3,837	11,083	29,368
Acquisition and integration costs	1,333	—	1,333	—
Add: Other non-performance financial items
Interest expense and other income (loss), net	(15,154)	(14,263)	(39,048)	(45,322)
Less: Provision for income taxes	19,280	7,726	503,695	11,704
Consolidated net income (loss)	$50,840	$60,010	$(408,667)	$101,897

Entity-Wide Reporting
Ciena’s revenue includes $469.2 million and $438.1 million of United States revenue for the third quarter of fiscal 2018 and 2017, respectively. Ciena’s revenue also includes $83.6 million of India revenue for the third quarter of fiscal 2018. For the nine months ended July 31, 2018 and 2017, United States revenue was $1,245.3 million and $1,209.8 million, respectively. No other country accounted for 10% or more of total revenue for the periods presented above.
The following table reflects Ciena’s geographic distribution of equipment, building, furniture and fixtures, net, with any country accounting for at least 10% of total equipment, building, furniture and fixtures, net, specifically identified. Equipment, building, furniture and fixtures, net, attributable to geographic regions outside of the U.S. and Canada are reflected as “Other International.” For the periods below, Ciena’s geographic distribution of equipment, building, furniture and fixtures was as follows (in thousands):

	July 31, 2018	October 31, 2017
Canada	$197,057	$203,491
United States	79,243	90,482
Other International	19,563	14,492
Total	$295,863	$308,465

For the periods below, Verizon, AT&T and a Web-scale provider were the only customers that accounted for at least 10% of Ciena’s revenue as follows (in thousands):

	Quarter Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
Verizon	$97,103	$82,918	$221,475	$206,272
AT&T	87,389	120,931	263,453	324,900
Web-scale provider	86,364	n/a	n/a	n/a
Total	$270,856	$203,849	$484,928	$531,172

n/a	Denotes revenue representing less than 10% of total revenue for the period

The customers identified above purchased products and services from each of Ciena’s operating segments.

(18)	COMMITMENTS AND CONTINGENCIES

Canadian Grant

During the second quarter of fiscal 2018, Ciena entered into agreements related to the Evolution of Networking Services through a Corridor in Quebec and Ontario for Research and Innovation (“ENCQOR”) project with the Canadian federal government, the government of the province of Ontario and the government of the province of Quebec to develop a 5G technology corridor between Quebec and Ontario to promote research and development, small business enterprises and entrepreneurs in Canada. Under these agreements, Ciena can receive up to an aggregate CAD$57.6 million ($45.0 million) in reimbursement from the three Canadian government entities for eligible costs over a period commencing on February 20, 2017 and ending on March 31, 2022. Ciena anticipates receiving recurring disbursements over this period. Amounts received under the agreements are subject to recoupment in the event that Ciena fails to achieve certain minimum investment, employment and project milestones. During the nine months ended July 31,2018, Ciena recorded a CAD$13.5 million ($10.5 million) benefit as a reduction in research and development expense, related to eligible costs that it incurred from the commencement date of February 20, 2017 to July 31, 2018, because it believes it has complied with the conditions of the agreements entitling it to this amount. In future periods, through the term of these agreements, Ciena expects to record a quarterly benefit to operating expense of approximately CAD$2.95 million (approximately $2.3 million) related to these grants. As of July 31, 2018, amounts receivable from this grant were CAD$8.3 million ($6.3 million).

Foreign Tax Contingencies

Ciena is subject to various tax liabilities arising in the ordinary course of business. Ciena does not expect that the ultimate settlement of these tax liabilities will have a material effect on its results of operations, financial position or cash flows.

Litigation

As a result of the acquisition of Cyan in August 2015, Ciena became a defendant in a securities class action lawsuit. On April 1, 2014, a purported stockholder class action lawsuit was filed in the Superior Court of California, County of San Francisco, against Cyan, the members of Cyan’s board of directors, Cyan’s former Chief Financial Officer, and the underwriters of Cyan’s initial public offering. On April 30, 2014, a substantially similar lawsuit was filed in the same court against the same defendants. The two cases were consolidated as Beaver County Employees Retirement Fund, et al. v. Cyan, Inc. et al., Case No. CGC-14-538355. The consolidated complaint alleges violations of federal securities laws on behalf of a purported class consisting of purchasers of Cyan’s common stock pursuant or traceable to the registration statement and prospectus for Cyan’s initial public offering in April 2013, and seeks unspecified compensatory damages and other relief. On May 19, 2015, the proposed class was certified. On August 25, 2015, the defendants filed a motion for judgment on the pleadings based on an alleged lack of subject matter jurisdiction over the case, which motion was denied on October 23, 2015. On May 24, 2016, the defendants filed a petition for a writ of certiorari on the jurisdiction issue with the U.S. Supreme Court, which petition was granted on June 27, 2017. The matter was stayed by the Superior Court pending the outcome of the Supreme Court’s decision. On March 20, 2018, the Supreme Court held that the Superior Court had subject matter jurisdiction over the case. A case management conference was held before the Superior Court during the third quarter of fiscal 2018. Ciena believes that the consolidated lawsuit is without merit and intends to defend it vigorously.
Internal Investigations

During fiscal 2017, one of Ciena’s third-party vendors raised allegations about certain questionable payments to one or more individuals employed by a customer in a country in the ASEAN region. Ciena promptly initiated an internal investigation into the matter, with the assistance of outside counsel, which investigation corroborated direct and indirect payments to one such individual and sought to determine whether the payments may have violated applicable laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”). In September 2017, Ciena voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise them of the relevant events and the findings of Ciena’s internal investigation. With the direct oversight of Ciena’s Board of Directors, Ciena continues to cooperate fully with the SEC and DOJ in their review of the investigation.
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

Stock Repurchase Program

From the end of the third quarter of fiscal 2018 through August 31, 2018, Ciena repurchased an additional 472,542 shares of its common stock, for an aggregate purchase price of $12.4 million at an average price of $26.25 per share, inclusive of repurchases pending settlement. As of August 31, 2018, Ciena has repurchased an aggregate of 3,500,660 shares and has an aggregate of $212.8 million of authorized funds remaining under its Stock Repurchase Program.

Stock Repurchases Related to Restricted Stock Unit Tax Withholding
Historically, Ciena satisfied employee tax withholding obligations due upon the vesting of restricted stock units (RSUs) through directed open market sales to cover the employee tax obligations. Beginning in the fourth quarter of fiscal 2018, Ciena will change this practice to repurchase shares of common stock delivered with respect to such RSUs in settlement of employee tax withholding obligations due upon the vesting of RSUs. The purchase price for the shares of Ciena’s stock repurchased will be reflected as a reduction to stockholders’ equity. Ciena is required to allocate the purchase price of the repurchased shares as a reduction of common stock and additional paid-in capital.

Settlement of Conversions of New Notes

Ciena has elected to settle any conversion of the New Notes prior to maturity in a combination of cash and shares, with the cash portion not to exceed an aggregate amount of approximately $400 million. Per the settlement provisions of the indenture governing conversion of the New Notes, an amount of $288.7 million (representing the aggregate principal amount) will be paid in cash on October 15, 2018. To the extent Ciena’s shares trade during the relevant settlement period in excess of the $20.17 per share conversion price, Ciena will pay up to approximately $111.3 million of any amounts due in excess of the aggregate principal amount in cash, and any remaining amounts due will be settled in shares. These amounts will be settled during the first quarter of fiscal 2019.

DonRiver Acquisition

On August 31, 2018, Ciena entered into a definitive agreement to acquire privately-held DonRiver Holdings, LLC, a global software and services company specializing in federated network and service inventory management solutions within the service provider Operational Support Systems (OSS) environment. The transaction is expected to close during Ciena’s fourth quarter of fiscal 2018 and is subject to customary closing conditions.

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

These are only some of the factors that may affect the forward-looking statements contained in this quarterly report. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this quarterly report. For a more complete understanding of the risks associated with an investment in Ciena’s securities, you should review these risk factors and the rest of this quarterly report in combination with the more detailed description of our business and management’s discussion and analysis of financial condition and risk factors described in our annual report on Form 10-K for fiscal 2017, which we filed with the Securities and Exchange Commission (the “SEC”) on December 22, 2017. However, we operate in a very competitive and rapidly changing environment and new risks and uncertainties emerge, are identified or become apparent from time to time. We cannot predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this quarterly report. You should be aware that the forward-looking statements contained in this quarterly report are based on our current views and assumptions. We undertake no obligation to revise or update any forward-looking statements made in this quarterly report to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law. The forward-looking statements in this quarterly report are intended to be subject to protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Diversification of our business. We continue to diversify our customer base to include fast-growing customer segments, such as Web-scale providers, data center operators and emerging network operators, which have been increasingly important contributors to our overall growth and which are included among our largest customers by revenue. This diversification of our customer base can result in shifts in product mix, as evidenced by the increased sales of our Waveserver platform in recent periods. At the same time, a significant portion of our revenue and customer base continues to consist of sales to large service provider customers. Sales to AT&T were $263.5 million, or 12.0% of total revenue, during nine months ended July 31, 2018, and $324.9 million, or 15.8% of total revenue, during the nine months ended July 31, 2017. Our revenue growth has benefited from a go-to-market strategy focused on generating new customer wins, displacing competitors, and capturing additional opportunities with service providers in international markets, particularly in our Asia-Pacific and India regions. We believe that continued diversification of our business is important to address the dynamic industry environment in which we operate, to continue to grow our business, and to better withstand potential slowdowns which could adversely affect demand from particular geographies, markets, customers or customer segments.

Stock Repurchase Authorization. On December 7, 2017, we announced that our Board of Directors authorized a program to repurchase up to $300 million of our outstanding common stock through the end of fiscal 2020. We may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares under this authorization. The amount and timing of repurchases are subject to a variety of factors including liquidity, cash flow, stock price, and general business and market conditions. The program may be modified, suspended, or discontinued at any time. For additional information, including our repurchase activities under the program, see Note 15 and Note 19 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report and Item 2 of Part II of this report.

Impact of Tax Cuts and Jobs Act. Our results of operations for fiscal 2018 have been impacted by enactment of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017. Specifically, our results for fiscal 2018 include a provisional $476.9 million tax charge consisting of the following:

•	$431.3 million charge related to the remeasurement of U.S. net deferred tax assets at the lower statutory rate under the Tax Act; and

•	$45.6 million charge related to a transition tax on accumulated historical foreign earnings and its deemed repatriation to the U.S.

These amounts are provisional and reflect management’s current estimates and current interpretations of the Tax Act. These amounts may require adjustment in future periods as additional guidance under the Tax Act becomes available and analysis of its provisions is completed. See Note 6 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for more information related to the impact of the Tax Act.

Packet Design Acquisition. On July 2, 2018, we acquired privately-held Packet Design, LLC, a provider of network performance management software focused on Layer 3 network optimization, topology and route analytics. We expect the acquisition of Packet Design to help accelerate our Blue Planet software strategy by extending our intelligent automation capabilities beyond Layers 0-2 and into Internet Protocols with critical new capabilities to help customers optimize service delivery and maximize network utilization.

Available Information. Our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, and any amendments thereto filed or furnished with the SEC are available through the SEC’s website at www.sec.gov and are available free of charge on our website as soon as reasonably practicable after we file or furnish these documents. We routinely post the reports above, recent news and announcements, financial results and other information about Ciena that is important to investors in the “Investors” section of our website at www.ciena.com. Investors are encouraged to review the “Investors” section of our website because, as with the other disclosure channels that we use, from time to time we may post material information on that site that is not otherwise disseminated by us.

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
Quarter ended July 31, 2018 compared to the quarter ended July 31, 2017

Revenue
During the third quarter of fiscal 2018, approximately 14.2% of our revenue was non-U.S. Dollar denominated, including sales in Euros, Canadian Dollars, Japanese Yen, Brazilian Reais, British Pounds, Indian Rupee and Argentina Pesos. During the third quarter of fiscal 2018, as compared to the third quarter of fiscal 2017, the U.S. Dollar fluctuated against these currencies. Consequently, our revenue reported in U.S. Dollars slightly decreased by approximately $1.9 million, net of hedging, or 0.2%, as compared to the third quarter of fiscal 2017, due to fluctuations in foreign currency. The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Quarter Ended July 31,				Increase
	2018	%*	2017	%*	(decrease)	%**
Revenue:
Networking Platforms
Converged Packet Optical	$592,892	72.5	$510,226	70.0	$82,666	16.2
Packet Networking	84,559	10.3	82,121	11.3	2,438	3.0
Total Networking Platforms	677,451	82.8	592,347	81.3	85,104	14.4

Software and Software-Related Services
Software Platforms	14,307	1.7	18,395	2.5	(4,088)	(22.2)
Software-Related Services	26,876	3.3	23,856	3.3	3,020	12.7
Total Software and Software-Related Services	41,183	5.0	42,251	5.8	(1,068)	(2.5)

Global Services
Maintenance Support and Training	60,897	7.4	57,902	7.9	2,995	5.2
Installation and Deployment	31,262	3.8	27,397	3.8	3,865	14.1
Consulting and Network Design	8,024	1.0	8,822	1.2	(798)	(9.0)
Total Global Services	100,183	12.2	94,121	12.9	6,062	6.4

Consolidated revenue	$818,817	100.0	$728,719	100.0	$90,098	12.4
_____________________________

*    Denotes % of total revenue
**    Denotes % change from 2017 to 2018

•
Networking Platforms segment revenue increased, primarily reflecting product line sales increases of $82.7 million of our Converged Packet Optical products and $2.4 million of our Packet Networking products.

◦
Converged Packet Optical sales primarily reflect sales increases of $56.9 million of our Waveserver stackable interconnect system and $38.4 million of our 6500 Packet-Optical Platform. These increases were partially offset by a sales decrease of $10.3 million of our 5410/5430 Reconfigurable Switching Systems. The sales increase of our Waveserver stackable interconnect system is primarily due to increased sales to Web-scale providers, which, as we continue to diversify, represent a growing portion of our business. The sales increase of our 6500 Packet-Optical Platform is primarily due to increased sales to Web-scale providers and enterprise and government customers, partially offset by decreased sales to cable and multiservice operators, AT&T and other communications service providers.

◦
Packet Networking sales primarily reflect sales increases of $15.2 million of our packet networking platform independent software and $3.8 million of our 8700 Packetwave Platform. These increases were partially offset by a sales decrease of $16.1 million of our 3000 and 5000 families of service delivery and aggregation switches, primarily due to decreased sales to AT&T.

◦
Software and Software-Related Services segment revenue decreased, primarily reflecting a sales decrease of $4.1 million of our software platforms, partially offset by a sales increase of $3.0 million in our software-related services. The decrease in our software platforms is primarily related to reduced sales of $3.1 million of our Optical Suite Release and $2.7 million of our OneControl Unified Management System, partially offset by sales increases of $1.4 million of Ethernet Services Manager and $1.2 million of our Blue Planet MCP. The increase in our software-related services is primarily related to increased sales of $1.3 million of our software subscriptions and $1.3 million of services supporting our Blue Planet Intelligent Automation Platform.

•
Global Services segment revenue increased, primarily reflecting sales increases of $3.9 million of our installation and deployment services and $3.0 million of our maintenance support and training services.

Our operating segments engage in business and operations across four geographic regions: North America; Europe, Middle East and Africa (“EMEA”); Caribbean and Latin America (“CALA”); and Asia and Pacific (“APAC”). Results for North America include only activities in the U.S. and Canada. Part of our business and growth strategy is to continue to diversify our customer base and secure additional communications service provider customers outside of North America, including in high-growth geographies such as the APAC region. We believe that this is an important part of our strategy, and that it is required for continued revenue growth. The following table reflects our geographic distribution of revenue principally based on the relevant location for our delivery of products and performance of services. Our revenue, particularly when considered by geographic distribution, can fluctuate significantly, and the timing of revenue recognition for large network projects, particularly outside of North America, can result in large variations in geographic revenue results in any particular quarter. The revenue increase from our EMEA region for the third quarter of fiscal 2018 was primarily driven by increased sales to communications service provider and Web-scale customers. The revenue increase from our APAC region for the third quarter of fiscal 2018 was primarily driven by increased sales in India and continued execution of our strategy to capture new market share with communications service providers in the region. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Quarter Ended July 31,				Increase
	2018	%*	2017	%*	(decrease)	%**
North America	$497,004	60.7	$465,238	63.8	$31,766	6.8
EMEA	122,204	14.9	96,068	13.2	26,136	27.2
CALA	27,493	3.4	51,709	7.1	(24,216)	(46.8)
APAC	172,116	21.0	115,704	15.9	56,412	48.8
Total	$818,817	100.0	$728,719	100.0	$90,098	12.4
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2017 to 2018

•
North America revenue primarily reflects an increase of $33.7 million within our Networking Platforms segment partially offset by a revenue decrease of $1.4 million within our Software and Software-Related Services segment.

◦	Networking Platforms revenue primarily reflects product line increases of $29.4 million of Converged Packet Optical sales and $4.5 million of Packet Networking sales.

▪
The revenue increase within Converged Packet Optical sales primarily reflects an increase of $42.3 million in sales of our Waveserver stackable interconnect system, partially offset by revenue decreases in sales of $7.3 million of our 6500 Packet-Optical Platform and $5.3 million in sales of our 5410/5430 Reconfigurable Switching Systems. The revenue increase for our Waveserver stackable interconnect system primarily reflects increased sales to Web-scale providers.

▪
The revenue increase within Packet Networking primarily reflects an increase of $15.2 million of our packet networking platform independent software, partially offset by a decrease of $11.0 million in sales of our 3000 and 5000 families of service delivery and aggregation switches to AT&T.

•	EMEA revenue primarily reflects increases of $24.7 million within our Networking Platforms segment and $2.2 million within our Global Services segment.

◦
Networking Platforms segment revenue primarily reflects a product line increase of $24.2 million in Converged Packet Optical sales. The increase in Converged Packet Optical sales primarily reflects increases of $12.9 million in sales of our 6500 Packet-Optical Platform and $12.8 million in sales from our Waveserver stackable interconnect system. Both increases were primarily due to increased sales to Web-scale providers.

•	CALA revenue primarily reflects decreases of $23.4 million within our Networking Platforms segment and $1.4 million within our Global Services segment.

◦
Networking Platforms segment revenue primarily reflects product line decreases of $21.4 million in Converged Packet Optical sales and $2.0 million in Packet Networking sales. The decrease in Converged Packet Optical sales primarily reflects decreases of $18.1 million in sales of our 6500 Packet-Optical Platform and $2.6 million in sales from our 5410/5430 Reconfigurable Switching Systems. The decrease in sales of our 6500 Packet-Optical Platform is primarily due to decreased sales to a certain communications service provider in Brazil.

•
APAC revenue primarily reflects increases of $49.9 million within our Networking Platforms segment and $6.1 million within our Global Services segment. The increase in APAC revenue primarily represents increases in sales in India and Japan of $41.4 million and $10.6 million, respectively.

◦
Networking Platforms segment revenue primarily reflects a product line increase of $50.5 million in Converged Packet Optical sales primarily due to an increase of $50.9 in sales of our 6500 Packet-Optical Platform to government customers, communications service providers and submarine network operators.

◦
Global Services segment revenue primarily reflects sales increases of $4.7 million of our installation and deployment services and $1.2 million of our maintenance support and training services. Both increases were due to increased sales to communications service providers and submarine network operators.

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

The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold, and gross profit for the periods indicated:

	Quarter Ended July 31,				Increase
	2018	%*	2017	%*	(decrease)	%**
Total revenue	$818,817	100.0	$728,719	100.0	$90,098	12.4
Total cost of goods sold	467,274	57.1	400,643	55.0	66,631	16.6
Gross profit	$351,543	42.9	$328,076	45.0	$23,467	7.2
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2017 to 2018

	Quarter Ended July 31,				Increase
	2018	%*	2017	%*	(decrease)	%**
Product revenue	$691,758	100.0	$610,742	100.0	$81,016	13.3
Product cost of goods sold	399,886	57.8	341,197	55.9	58,689	17.2
Product gross profit	$291,872	42.2	$269,545	44.1	$22,327	8.3
_____________________________________
*    Denotes % of product revenue
**    Denotes % change from 2017 to 2018

	Quarter Ended July 31,				Increase
	2018	%*	2017	%*	(decrease)	%**
Service revenue	$127,059	100.0	$117,977	100.0	$9,082	7.7
Service cost of goods sold	67,388	53.0	59,446	50.4	7,942	13.4
Service gross profit	$59,671	47.0	$58,531	49.6	$1,140	1.9
_____________________________________
*    Denotes % of services revenue
**    Denotes % change from 2017 to 2018

•
Gross profit as a percentage of revenue reflects reduced product and services gross profit as described below. We have encountered and expect to continue to encounter fluctuations or reductions in quarterly gross margin during fiscal 2018 as a result of our strategy to leverage our technology leadership and to aggressively capture additional market share and displace competitors, particularly with communications service providers internationally. Our success in implementing this strategy may require that we agree to aggressive pricing, commercial concessions and other unfavorable terms, and it may result in an increased mix of revenues from early stage deployments, any or all of which may result in low or negative gross margins on a particular order or group of orders.

•
Gross profit on products as a percentage of product revenue decreased primarily as a result of our strategy to capture market share as described above and the impact of early stages of network deployments with service provider customers, including an increased concentration of lower margin “common” equipment sales and decreased sales of our software platforms, partially offset by higher margins from increased sales of our packet networking platform independent software and product cost reductions.

•
Gross profit on services as a percentage of services revenue decreased primarily due to reduced margins on our software-related services and maintenance services and increased sales of lower margin installation and deployment services. Reduced margins on software-related services are primarily due to increased costs related to developing resources to promote our growth strategy. Lower maintenance services margins reflect increased spares logistics costs.

Operating Expense
Operating expense consists of the component elements described below.

•
Research and development expense primarily consists of salaries and related employee expense (including share-based compensation expense), prototype costs relating to design, development, product testing, depreciation expense, and third-party consulting costs.

•
Selling and marketing expense primarily consists of salaries, commissions and related employee expense (including share-based compensation expense) and sales and marketing support expense, including travel, demonstration units, trade show expense, and third-party consulting costs.

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

•	Amortization of intangible assets primarily reflects the amortization of both purchased technology and the value of customer relationships derived from our acquisitions.

•	Acquisition and integration costs consist of expenses for financial, legal and accounting advisors and severance and other employee-related costs, associated with our acquisition of Packet Design.

During the third quarter of fiscal 2018, approximately 51.1% of our operating expense was non-U.S. Dollar denominated, including expenses in Canadian Dollars, British Pounds, Indian Rupees, Euros, Brazilian Reais and Australian Dollars. During the third quarter of fiscal 2018 as compared to the third quarter of fiscal 2017, the U.S. Dollar fluctuated against these currencies. Consequently, our operating expense reported in U.S. Dollars slightly increased by approximately $2.1 million, or 0.8%, as compared to the third quarter of fiscal 2017, due to fluctuations in foreign currency. The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Quarter Ended July 31,				Increase
	2018	%*	2017	%*	(decrease)	%**
Research and development	$121,133	14.8	$117,729	16.2	$3,404	2.9
Selling and marketing	95,395	11.7	86,739	11.9	8,656	10.0
General and administrative	38,212	4.7	35,569	4.9	2,643	7.4
Significant asset impairments and restructuring costs	6,359	0.8	2,203	0.3	4,156	188.7
Amortization of intangible assets	3,837	0.5	3,837	0.5	—	—
Acquisition and integration costs	1,333	0.2	—	—	1,333	100.0
Total operating expenses	$266,269	32.7	$246,077	33.8	$20,192	8.2
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2017 to 2018

•
Research and development expense increased by $1.7 million as a result of foreign exchange rates, net of hedging, primarily due to a weaker U.S. Dollar in relation to the Canadian Dollar. Including the effect of foreign exchange rates, research and development expenses increased by $3.4 million. This increase primarily reflects increases of $3.9 million in employee and compensation costs, $1.7 million in technology and related expenses and $1.0 million in facilities and information technology costs. Partially offsetting this increase was the benefit of $2.4 million in reimbursements from the ENCQOR grant. See Note 18 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for more information regarding this grant. Research and development expense also reflects a decrease of $1.1 million in prototype expense.

•
Selling and marketing expense increased by $8.7 million, primarily reflecting increases of $4.9 million in employee and compensation costs, $1.7 million in trade show and marketing program costs and $1.0 million in customer demonstration equipment.

•	General and administrative expense increased by $2.6 million, primarily reflecting a payment of $2.8 million associated with a commercial litigation dispute with a former vendor.

•
Significant asset impairments and restructuring costs reflect global workforce reductions as part of a business optimization strategy to improve gross margin, constrain operating expense, and redesign certain business processes.

•	Amortization of intangible assets remained relatively unchanged.

•	Acquisition and integration costs reflect financial, legal and accounting advisors and severance and other employment-related costs related to our acquisition of Packet Design.
Other items
The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Quarter Ended July 31,				Increase
	2018	%*	2017	%*	(decrease)	%**
Interest and other income (loss), net	$(1,543)	(0.2)	$(848)	(0.1)	$(695)	82.0
Interest expense	$13,611	1.7	$13,415	1.8	$196	1.5
Provision for income taxes	$19,280	2.4	$7,726	1.1	$11,554	149.5
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2017 to 2018

•
Interest and other income (loss), net primarily reflects a $2.6 million unfavorable impact of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity, partially offset by a $1.8 million gain in interest income due to higher interest rates on our investments in the third quarter of fiscal 2018.

•	Interest expense remained relatively unchanged.

•	Provision for income taxes increased primarily due to higher U.S. federal income tax.

Nine months ended July 31, 2018 compared to the nine months ended July 31, 2017

Revenue
During the nine months ended July 31, 2018, approximately 17.6% of our revenue was non-U.S. Dollar denominated, including sales in Euros, Canadian Dollars, Japanese Yen, Brazilian Reais, British Pounds, Argentina Pesos, Indian Rupees, Emirati Dirham and Mexican Pesos. During the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017, the U.S. Dollar fluctuated against these currencies. Consequently, our revenue reported in U.S. Dollars slightly increased by approximately $9.8 million, net of hedging, or 0.5%, as compared to the nine months ended July 31, 2017, due to fluctuations in foreign currency. The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Nine Months Ended July 31,				Increase
	2018	%*	2017	%*	(decrease)	%**
Revenue:
Networking Platforms
Converged Packet Optical	$1,548,189	70.5	$1,433,137	69.7	$115,052	8.0
Packet Networking	216,977	9.9	220,641	10.7	(3,664)	(1.7)
Total Networking Platforms	1,765,166	80.4	1,653,778	80.4	111,388	6.7

Software and Software-Related Services
Software Platforms	56,427	2.6	48,587	2.4	7,840	16.1
Software-Related Services	76,988	3.5	70,760	3.4	6,228	8.8
Total Software and Software-Related Services	133,415	6.1	119,347	5.8	14,068	11.8

Global Services
Maintenance Support and Training	177,759	8.1	171,133	8.3	6,626	3.9
Installation and Deployment	89,487	4.1	84,011	4.1	5,476	6.5
Consulting and Network Design	29,103	1.3	28,969	1.4	134	0.5
Total Global Services	296,349	13.5	284,113	13.8	12,236	4.3

Consolidated revenue	$2,194,930	100.0	$2,057,238	100.0	$137,692	6.7
_____________________________
*    Denotes % of total revenue
**    Denotes % change from 2017 to 2018

•
Networking Platforms segment revenue increased, primarily reflecting a product line sales increase of $115.1 million of our Converged Packet Optical products, partially offset by a product line decrease of $3.7 million of our Packet Networking products.

◦
Converged Packet Optical sales primarily reflect a sales increase of $181.7 million of our Waveserver stackable interconnect system, primarily due to increased sales to Web-scale providers, which, as we continue to diversify, represent a growing portion of our business. This increase was partially offset by sales decreases of $26.5 million of our 5410/5430 Reconfigurable Switching Systems, $23.1 million of our 6500 Packet-Optical Platform and $10.5 million of our Z-Series Packet-Optical Platform. The decrease in sales of our 5410/5430 Reconfigurable Switching Systems are primarily due to decreased sales to communications service providers and submarine network operators. The decrease in sales of our 6500 Packet-Optical Platform are primarily due to decreased sales to cable and multiservice operators, AT&T and government customers, partially offset by increased sales to Web-scale providers and sales through our strategic partnership with Ericsson.

◦
Packet Networking sales primarily reflect a sales decrease of $33.1 million of our 3000 and 5000 families of service delivery and aggregation switches, partially offset by sales increases of $15.2 million of our packet networking platform independent software and $11.7 million of our 8700 Packetwave Platform. The sales decrease of our 3000 and 5000 families primarily reflects decreased sales to AT&T, partially offset by increased sales to other communications service providers.

•
Software and Software-Related Services segment revenue increased, primarily reflecting sales increases of $7.8 million of our software platforms and $6.2 million in our software-related services platforms. The increase in our software platform sales primarily reflects increases of $10.9 million in sales of our Blue Planet MCP software platform, $4.8 of our Blue Planet Intelligent Automation Platform and $1.3 million of our Ethernet Services Manager, partially offset by decreases of $3.8 million in sales of our OneControl Unified Management System and $3.2 in sales of our Optical Suite Release. The increase in our software-related services platforms primarily reflects sales increases of $2.8 million in our software subscriptions, $1.8 million in our software training services and $1.6 million in services supporting our Blue Planet Intelligent Automation Platform.

•
Global Services segment revenue increased, primarily reflecting sales increases of $6.6 million of our maintenance support and training services and $5.5 million of our installation and deployment services.

The following table reflects our geographic distribution of revenue principally based on the relevant location for our delivery of products and performance of services. Our revenue, particularly when considered by geographic distribution, can fluctuate significantly and the timing of revenue recognition for large network projects, particularly outside of North America, can result in large variations in geographic revenue results in any particular quarter. The revenue increase from our APAC region for the nine months ended July 31, 2018 was primarily driven by increased sales in India and Japan as well as our continued execution of our strategy to capture new market share with communications service providers in the region. The revenue increase from our EMEA region for the nine months ended July 31, 2018 was primarily driven by increased sales to communications service providers and Web-scale customers. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Nine Months Ended July 31,				Increase
	2018	%*	2017	%*	(decrease)	%**
North America	$1,331,148	60.6	$1,295,539	63.0	$35,609	2.7
EMEA	341,785	15.6	293,387	14.3	48,398	16.5
CALA	87,136	4.0	120,826	5.8	(33,690)	(27.9)
APAC	434,861	19.8	347,486	16.9	87,375	25.1
Total	$2,194,930	100.0	$2,057,238	100.0	$137,692	6.7
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2017 to 2018

•
North America revenue primarily reflects increases of $22.9 million within our Networking Platforms segment and $16.0 million within our Software and Software-Related Services segment, partially offset by a revenue decrease of $3.2 million within our Global Services segment.

◦
Networking Platforms revenue primarily reflects a product line increase of $44.3 million of Converged Packet Optical sales, partially offset by a product line decrease of $21.4 million of Packet Networking sales.

▪
The revenue increase within Converged Packet Optical sales primarily reflects an increase of $149.8 million in sales of our Waveserver stackable interconnect system, partially offset by decreases in sales of $81.1 million of our 6500 Packet-Optical Platform, $14.7 million of our 5410/5430 Reconfigurable Switching Systems and $7.1 million of our Z-Series Packet-Optical Platform. The revenue increase for our Waveserver stackable interconnect system primarily reflects increased sales to Web-scale providers. The decrease in sales of our 6500 Packet-Optical Platform are primarily due to decreased sales to communications services providers, cable and multiservice operators, AT&T and government customers, partially offset by increased sales to Web-scale providers and sales through our strategic partnership with Ericsson. The decrease in sales of our 5410/5430 Reconfigurable Switching Systems are primarily due to decreased sales to communications service providers, government customers and submarine network operators.

▪
The revenue decrease within Packet Networking primarily reflects a decrease of $36.0 million in sales of our 3000 and 5000 families of service delivery and aggregation switches, primarily reflecting reduced sales to AT&T. This decrease was partially offset by a revenue increase of $15.2 million in sales of our packet networking platform independent software.

◦
Software and Software-Related Services revenue primarily reflects increases of $11.8 million of our software platforms and $4.2 million in our software-related services platforms. The increase in our software platform sales primarily reflects an increase of $10.7 million in sales of our Blue Planet MCP software platform, $5.7 of our Blue Planet Intelligent Automation Platform and $0.8 million of our Ethernet Services Manager, partially offset by decreases of $1.5 million in sales of our OneControl Unified Management System and $2.9 in sales of our Optical Suite Release. The increase in our software-related services platforms primarily reflects sales increases of $1.6 million in services supporting our Blue Planet Intelligent Automation Platform, $1.4 million in our software subscriptions and $1.4 million in our software training services.

•
EMEA revenue primarily reflects increases of $36.9 million within our Networking Platforms segment and $14.2 million within our Global Services segment, partially offset by a revenue decrease of $2.7 million within our Software and Software-Related Services segment.

◦
Networking Platforms segment revenue primarily reflects a product line increase of $40.5 million in Converged Packet Optical sales partially offset by a product line decrease of $3.5 million in Packet Networking sales. The increase in Converged Packet Optical sales primarily reflects an increase of $26.2 million in sales from our Waveserver stackable interconnect system to Web-scale providers. The increase in Converged Packet Optical sales also reflects an increase of $15.0 million in sales from our 6500 Packet-Optical Platform to communications service providers and Web-scale providers.

◦
Global Services segment revenue primarily reflects increases of $7.0 million for our installation and deployment services and $6.4 million for our maintenance and training support services. These increases primarily reflect increased sales to communications service providers.

•
CALA revenue primarily reflects decreases of $31.3 million within our Networking Platforms segment and $3.5 million within our Global Services segment. These decreases were partially offset by a revenue increase of $1.1 million within our Software and Software-Related Services segment. The decrease in CALA revenue primarily relates to decreased sales to a certain cable and multiservice operator in Argentina and certain communications service providers in Brazil.

•
APAC revenue primarily reflects increases of $82.9 million within our Networking Platforms segment and $4.7 million within our Global Services segment. These revenue increases primarily represent increases in sales in India and Japan of $56.2 million and $30.4 million, respectively.

◦	Networking Platforms segment revenue primarily reflects product line increases of $60.2 million in Converged Packet Optical sales and $22.8 million of Packet Networking sales.

▪
Converged Packet Optical revenue primarily reflects increases of $67.2 million in sales of our 6500 Packet-Optical Platform and $5.5 million in sales of our Waveserver stackable interconnect system. The increase in sales of our 6500 Packet-Optical Platform primarily reflect increased sales to certain communications service providers and government customers. The increase in sales of our Waveserver stackable interconnect system primarily reflect increased sales to certain communications service providers. These increases were partially offset by a revenue decrease of $8.7 million in sales of our 5410/5430 Reconfigurable Switching Systems primarily due to decreased sales to certain communications service providers.

▪
Packet Networking revenue primarily reflects increases of $12.5 million in sales of our 8700 Packetwave Platform and $10.2 million in sales of our 3000 and 5000 families of service delivery and aggregation switches primarily due to increased sales to a certain communication service provider in India.

Cost of Goods Sold and Gross Profit

The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Nine Months Ended July 31,				Increase
	2018	%*	2017	%*	(decrease)	%**
Total revenue	$2,194,930	100.0	$2,057,238	100.0	$137,692	6.7
Total cost of goods sold	1,278,315	58.2	1,137,137	55.3	141,178	12.4
Gross profit	$916,615	41.8	$920,101	44.7	$(3,486)	(0.4)
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2017 to 2018

	Nine Months Ended July 31,				Increase
	2018	%*	2017	%*	(decrease)	%**
Product revenue	$1,821,593	100.0	$1,702,365	100.0	$119,228	7.0
Product cost of goods sold	1,085,574	59.6	955,303	56.1	130,271	13.6
Product gross profit	$736,019	40.4	$747,062	43.9	$(11,043)	(1.5)
_____________________________________
*    Denotes % of product revenue
**    Denotes % change from 2017 to 2018

	Nine Months Ended July 31,				Increase
	2018	%*	2017	%*	(decrease)	%**
Service revenue	$373,337	100.0	$354,873	100.0	$18,464	5.2
Service cost of goods sold	192,741	51.6	181,834	51.2	10,907	6.0
Service gross profit	$180,596	48.4	$173,039	48.8	$7,557	4.4
_____________________________________
*    Denotes % of services revenue
**    Denotes % change from 2017 to 2018

•
Gross profit as a percentage of revenue reflects reduced product gross profit partially offset by improved services gross profit. We have encountered and expect to continue to encounter fluctuations or reductions in quarterly gross margin during fiscal 2018 as a result of our strategy to leverage our technology leadership and to aggressively capture additional market share and displace competitors, particularly with communications service providers internationally. Our success in implementing this strategy may require that we agree to aggressive pricing, commercial concessions and other unfavorable terms, and result in an increased mix of revenues from early stage deployments, any or all of which may result in low or negative gross margins on a particular order or group of orders.

•
Gross profit on products as a percentage of product revenue decreased, primarily as a result of our strategy to capture market share as described above and the impact of early stages of international network deployments with communications service provider customers, including an increased concentration of lower margin “common” equipment sales and lower mix of higher margin packet networking sales, partially offset by increased sales of our higher margin software platforms and product cost reductions.

•
Gross profit on services as a percentage of services revenue slightly decreased, primarily as a result of reduced margins on our software-related services, which was primarily due to increased costs related to developing resources to promote our growth strategy.

Operating Expense
During the first nine months of fiscal 2018, approximately 50.8% of our operating expense was non-U.S. Dollar denominated, including Canadian Dollars, British Pounds, Euros, Indian Rupees and Australian Dollars. During the first nine months of fiscal 2018 as compared to the first nine months of fiscal 2017, the U.S. Dollar fluctuated against these currencies. Consequently, our operating expense reported in U.S. Dollars increased by approximately $15.1 million, or 1.9%, as compared to the first nine months of fiscal 2017, due to fluctuations in foreign currency. The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Nine Months Ended July 31,				Increase
	2018	%*	2017	%*	(decrease)	%**
Research and development	$356,581	16.2	$356,221	17.3	$360	0.1
Selling and marketing	281,269	12.8	260,292	12.7	20,977	8.1
General and administrative	115,594	5.3	106,423	5.2	9,171	8.6
Significant asset impairments and restructuring costs	16,679	0.8	8,874	0.4	7,805	88.0
Amortization of intangible assets	11,083	0.5	29,368	1.4	(18,285)	(62.3)
Acquisition and integration costs	1,333	0.1	—	—	1,333	100.0
Total operating expenses	$782,539	35.7	$761,178	37.0	$21,361	2.8

_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2017 to 2018

•
Research and development expense increased by $8.0 million as a result of foreign exchange rates, net of hedging, primarily due to a weaker U.S. Dollar in relation to the Canadian Dollar. Including the effect of foreign exchange rates, research and development expenses increased by $0.4 million. This increase primarily reflects increases of $9.1 million in employee and compensation costs, $2.5 million in technology and related costs, $1.6 million in depreciation expense and $1.3 million in professional services. These increases were partially offset by a benefit of $10.5 million for the ENCQOR grant reimbursement as discussed above, and decreases of $3.2 million in prototype expense and $1.2 million in facilities and information technology costs.

•
Selling and marketing expense increased by $6.2 million as a result of foreign exchange rates, primarily due to a weaker U.S. Dollar in relation to the Euro. Including the effect of foreign exchange rates, sales and marketing expense increased by $21.0 million, primarily reflecting increases of $13.7 million in employee and compensation costs, $3.1 million in selling and marketing costs, $1.8 million in customer demonstration equipment and $1.6 million in travel and entertainment costs.

•
General and administrative expense increased by $9.2 million, primarily reflecting increases of $3.2 million in employee and compensation costs, $2.2 million in professional services and a payment of $2.8 million associated with a commercial litigation dispute with a former vendor.

•
Significant asset impairments and restructuring costs reflect global workforce reductions as part of a business optimization strategy to improve gross margin, constrain operating expense, and redesign certain business processes.

•	Amortization of intangible assets decreased due to certain intangible assets having reached the end of their economic lives.

•	Acquisition and integration costs reflect financial, legal and accounting advisors and severance and other employment-related costs related to our acquisition of Packet Design.
Other items
The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Nine Months Ended July 31,				Increase
	2018	%*	2017	%*	(decrease)	%**
Interest and other income (loss), net	$1,328	0.1	$(3,396)	(0.2)	$4,724	139.1
Interest expense	$40,376	1.8	$41,926	2.0	$(1,550)	(3.7)
Provision for income taxes	$503,695	22.9	$11,704	0.6	$491,991	n/a
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2017 to 2018
n/a Not meaningful

•
Interest and other income (loss), net primarily reflects a $4.7 million gain in interest income due to higher interest rates on our investments during fiscal 2018 and $2.9 million in debt modification expenses related to the 2022 Term Loan in the second quarter of fiscal 2017, partially offset by a $2.4 million unfavorable impact of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity.

•
Interest expense decreased primarily due to a reduction in our aggregate outstanding debt due to the refinancing of our term loans during the second quarter of fiscal 2017 and the maturity of our outstanding 0.875% Convertible Senior Notes during the third quarter of fiscal 2017.

•
Provision for income taxes increased primarily due to the impact of significant additional tax expense resulting from the enactment of the Tax Act and reflects $431.3 million for the remeasurement of our net deferred tax assets and a $45.6 million charge related to a transition tax on accumulated historical foreign earnings and their deemed repatriation to the U.S. For additional information, see Note 6 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Segment Profit

The table below (in thousands, except percentage data) sets forth the changes in our segment profit for the respective periods:

	Quarter Ended July 31,
	2018	2017	Increase (decrease)	%*
Segment profit:
Networking Platforms	$181,603	$159,649	$21,954	13.8
Software and Software-Related Services	$9,305	$11,133	$(1,828)	(16.4)
Global Services	$39,502	$39,565	$(63)	(0.2)
_____________________________________
*    Denotes % change from 2017 to 2018

•	Networking Platforms segment profit increased, primarily due to higher sales volume, partially offset by reduced gross margin as described above, and higher research and development costs.

•
Software and Software-Related Services segment profit decreased, primarily due to lower software sales volume and reduced gross margin on software-related services, partially offset by lower research and development costs.

•	Global Services segment profit remained relatively unchanged.

	Nine Months Ended July 31,
	2018	2017	Increase (decrease)	%*
Segment profit:
Networking Platforms	$396,995	$423,859	$(26,864)	(6.3)
Software and Software-Related Services	$41,216	$23,384	$17,832	76.3
Global Services	$121,823	$116,637	$5,186	4.4
_____________________________________
*    Denotes % change from 2017 to 2018

•	Networking Platforms segment profit decreased, primarily due to reduced gross margin as described above, and increased research and development costs, partially offset by higher sales volume.

•
Software and Software-Related Services segment profit increased, primarily due to higher sales volume and lower research and development costs, partially offset by reduced gross margin on software-related services.

•	Global Services segment profit increased, primarily due to higher sales volume.

Liquidity and Capital Resources
For the nine months ended July 31, 2018, we generated $161.2 million in cash to fund our operating needs, as our net loss (adjusted for non-cash charges) of $257.2 million exceeded our working capital requirements of $96.0 million. Our net loss (adjusted for non-cash charges) reflects a non-cash tax provision of $491.9 million primarily related to the enactment of the Tax Act. For additional information on the non-cash tax provision, see Note 6 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report. For additional details on our cash from operations, see the discussion below entitled “Cash from Operations.”
Cash, cash equivalents and investments increased by $15.2 million during the first nine months of fiscal 2018. In addition to the cash from operations mentioned above, proceeds from issuance of equity under our employee stock purchase plans provided $22.7 million in cash during the nine months ended July 31, 2018. These provisions were sufficient to fund our investing activities for capital expenditures totaling $50.4 million and $40.4 million for our acquisition of Packet Design. For more information on this acquisition, see “Overview” above and Note 3 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report. The provisions were also sufficient to fund our financing activities, including our new stock repurchase program described below and in Note 15 and Note 19 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report, which totaled $73.5 million in the period.

	July 31, 2018	October 31, 2017	Increase (decrease)
Cash and cash equivalents	$726,214	$640,513	$85,701
Short-term investments in marketable debt securities	228,940	279,133	(50,193)
Long-term investments in marketable debt securities	29,465	49,783	(20,318)
Total cash and cash equivalents and investments in marketable debt securities	$984,619	$969,429	$15,190
Principal Sources of Liquidity. Our principal sources of liquidity on hand include our cash, cash equivalents and investments, which as of July 31, 2018 totaled $984.6 million, as well as the senior secured asset-backed revolving credit facility to which we and certain of our subsidiaries are parties (the “ABL Credit Facility”). The ABL Credit Facility provides for a total commitment of $250 million with a maturity date of December 31, 2020. We principally use the ABL Credit Facility to support the issuance of letters of credit that arise in the ordinary course of our business and thereby to reduce our use of cash required to collateralize these instruments. As of July 31, 2018, letters of credit totaling $62.9 million were collateralized by our ABL Credit Facility. There were no borrowings outstanding under the ABL Credit Facility as of July 31, 2018.
Foreign Liquidity. The amount of cash, cash equivalents, and short-term investments held by our foreign subsidiaries was $62.9 million as of July 31, 2018. Our accumulated historical foreign earnings are generally held in either cash or short-term intercompany receivables, or have been used to fund investments in equipment, building, furniture and fixtures, or other assets and liabilities of our foreign operations. We currently intend to reinvest indefinitely our foreign earnings; however, we intend to study further the changes resulting from the enactment of the Tax Act, the costs of repatriation of such foreign earnings, and the current and future cash needs of our foreign operations to determine whether there is an opportunity to repatriate these earnings in the future on a tax-efficient basis. If we determine to repatriate these accumulated historical foreign earnings, the provisional amount of unrecognized deferred income tax liability related to foreign withholding taxes would be approximately $23.0 million. See Note 6 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
Intent to Cash Settle New 2018 Convertible Notes. Our $350 million in aggregate principal amount outstanding in 3.75% Convertible Senior Notes will mature on October 15, 2018. As more fully described in Note 13 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report, following the settlement of an exchange offer on August 2, 2017, approximately $288.7 million in aggregate principal amount at maturity of 3.75% Convertible Senior Notes (Original) (“Original Notes”) were exchanged for 3.75% Convertible Senior Notes (New) (“New Notes”). The New Notes provide us with the option, at our election, to settle conversions for cash, shares of our common stock, or a combination of cash and shares. We have elected to settle any conversion of the New Notes prior to maturity in a combination of cash and shares, with the cash portion not to exceed an aggregate amount of approximately $400 million. Per the settlement provisions of the indenture governing conversion of the New Notes, an amount of $288.7 million (representing the aggregate principal amount) will be paid on October 15, 2018. To the extent our shares trade during the relevant settlement period in excess of the $20.17 per share conversion price, we will pay up to approximately $111.3 million of any amounts due in excess of the aggregate principal amount in cash, and any remaining amounts due will be settled in shares. These amounts will be settled during the first quarter of fiscal 2019.
Stock Repurchase Authorization. On December 7, 2017, we announced that our Board of Directors authorized a program to repurchase up to $300 million of our outstanding common stock through the end of fiscal 2020. The amount and timing of repurchases are subject to a variety of factors including liquidity, cash flow, stock price, and general business and market conditions. The program may be modified, suspended, or discontinued at any time. As of August 31, 2018, an aggregate of $212.8 million of authorized funds remained under this repurchase program. For additional information, including our repurchase activities under the program, see Note 15 and Note 19 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report and Item 2 of Part II of this report.
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
Based on past performance and current expectations, we believe that cash from operations, cash, cash equivalents, investments, and other sources of liquidity, including our ABL Credit Facility, will satisfy our working capital needs, capital expenditures, and other liquidity requirements associated with our operations, including the settlement of the New Notes in a combination of cash and shares upon any conversions prior to maturity, as described above, and the repayment at maturity of the aggregate principal remaining outstanding on the Original Notes, as applicable, through at least the next 12 months.

Cash from Operations
The following sections set forth the components of our $161.2 million of cash generated from operating activities during the first nine months of fiscal 2018:
Net loss (adjusted for non-cash charges)
The following table sets forth our net loss (adjusted for non-cash charges) during the period (in thousands):

Nine months ended
July 31, 2018
Net loss	$(408,667)
Adjustments for non-cash charges:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	63,104
Share-based compensation costs	38,896
Amortization of intangible assets	18,196
Deferred tax provision	491,863
Provision for inventory excess and obsolescence	19,942
Provision for warranty	15,715
Other	18,164
Net loss (adjusted for non-cash charges)	$257,213
Working Capital
We used $96.0 million of cash for working capital during the period. The following tables set forth the major components of the cash used in working capital (in thousands):

Nine months ended
July 31, 2018
Cash used in accounts receivable	$(112,696)
Cash provided by inventories	17,751
Cash used in prepaid expenses and other	(11,163)
Cash provided by accounts payable, accruals and other obligations	14,840
Cash used in deferred revenue	(4,710)
Total cash used for working capital	$(95,978)
As compared to the end of fiscal 2017:

•	The $112.7 million of cash used by accounts receivable during the first nine months of fiscal 2018 reflects increased sales volume at the end of the third quarter of fiscal 2018;

•	The $17.8 million of cash provided by inventory during the first nine months of fiscal 2018 primarily reflects improved manufacturing efficiencies to meet customer delivery schedules;

•
The $11.2 million of cash used in prepaid expense and other during the first nine months of fiscal 2018 primarily reflects lower prepaid value added taxes partially offset by the ENCQOR grant reimbursement receivable which was recorded during fiscal 2018. For more information on the ENCQOR grant, see Note 18 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report;

•
The $14.8 million of cash provided by accounts payable, accruals and other obligations during the first nine months of fiscal 2018 primarily reflects increased inventory purchases at the end of the third quarter of fiscal 2018, partially offset by the timing of bonus payments to employees under our annual cash incentive compensation plan; and

•	The $4.7 million of cash used in deferred revenue during the first nine months of fiscal 2018 represents a decrease in advanced payments received from customers prior to revenue recognition.
Our days sales outstanding (DSOs) for the first nine months of fiscal 2018 were 90 days, and our inventory turns for the first nine months of fiscal 2018 were 6.4.

Cash Paid for Interest
The following tables set forth the cash paid for interest during the period (in thousands):

Nine months ended
July 31, 2018
3.75% Convertible Senior Notes due October 15, 2018 (Original)(1)	$1,149
3.75% Convertible Senior Notes due October 15, 2018 (New)(1)	5,414
4.0% Convertible Senior Notes due December 15, 2020(2)	7,500
Term Loan due January 30, 2022 (3)	12,483
Interest rate swaps(4)	270
ABL Credit Facility(5)	1,149
Capital leases	3,596
Cash paid during period	$31,561

(1)	Interest on our outstanding Original Notes and our New Notes is payable on April 15 and October 15 of each year.

(2)	Interest on our outstanding 4.0% Convertible Senior Notes due December 15, 2020 is payable on June 15 and December 15 of each year.

(3)
Interest on the Term Loan due January 30, 2022 (the “2022 Term Loan”) is payable periodically based on the underlying market index rate selected for borrowing. The 2022 Term Loan bears interest at LIBOR plus a spread of 2.5% subject to a minimum LIBOR rate of 0.75%. As of the end of the third quarter of fiscal 2018, the interest rate on the 2022 Term Loan was 4.59%.

(4)
Our interest rate swaps fix 82% and 77% of the principal value of the 2022 Term Loan from July 2018 through June 2020 and June 2020 through January 2021, respectively. The fixed rate on the amounts hedged during the periods described above will be 4.25% and 4.75%, respectively.

(5)
During the first nine months of fiscal 2018, we utilized the ABL Credit Facility to collateralize certain standby letters of credit and paid $1.1 million in commitment fees, interest expense and other administrative charges relating to our ABL Credit Facility.

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

Our critical accounting policies and estimates have not changed materially since October 31, 2017, except for items listed below. For a discussion of our critical accounting policies and estimates, see Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended October 31, 2017 (Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

The valuation allowance balance at July 31, 2018 was $144.9 million and the corresponding net deferred tax asset was $724.1 million. We will continue to evaluate future financial performance to determine whether such performance is both sustained and significant enough to provide sufficient evidence to support reversal of all or a portion of the remaining valuation allowance. The value of our net deferred tax asset may be subject to change in the future, depending upon our generation or projections of future taxable income, as well as changes in tax policy or our tax planning strategy. For example, the recently enacted Tax Act required us to write down our net deferred tax asset by approximately $431.3 million, due to the lower tax rate applied to the deferred tax asset. As this is a provisional estimate, it may be subject to change based upon availability of additional guidance and our continued assessment of the impact of the Tax Act on our business. As these amounts are finalized throughout fiscal 2018, our operating results may be materially adversely affected by a non-cash charge to reflect the change in value of these assets. For further discussion, see Note 6 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the headings “Litigation” and “Internal Investigations” in Note 18, Commitments and Contingencies, to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report, is incorporated herein by reference.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. Before investing in our securities, you should consider carefully the following risk factors in addition to the other information contained in this report, in our annual report on Form 10-K for the fiscal year ended October 31, 2017, including the risk factors identified in Item 1A of Part I thereof (Risk Factors). This report contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” in “Management’s Discussion and Analysis” above. Our actual results could differ materially from those contained in the forward-looking statements. Any of the risks discussed below, elsewhere in this report, in our annual report on Form 10-K for the fiscal year ended October 31, 2017, in other reports we file with the SEC, and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition or results of operations.

A small number of customers account for a significant portion of our revenue. The loss of any of these customers or a significant reduction in their spending could have a material adverse effect on our business and results of operations.

A significant portion of our revenue is concentrated among a small number of customers. For example, our ten largest customers contributed 55.6% of our fiscal 2017 revenue. Historically, our largest customers by revenue principally consisted of large communications service providers. For example, AT&T and Verizon accounted for approximately 16.0% and 10.3% of fiscal 2017 revenue, respectively. As a result of efforts in recent years to diversify our business, our customer base, including some of our largest customers, currently includes Web-scale network operators. In addition to their position among our largest customers by revenue, these Web-scale providers are increasingly important contributors to our overall growth. During the third quarter of fiscal 2018, three Web-scale providers were included among our top customers. Consequently, our financial results are closely correlated with the spending of a relatively small number of customers.

A number of our customers, including AT&T, with whom we experienced a decline in annual revenue during fiscal 2017 and to date during fiscal 2018, have announced various procurement initiatives or efforts to reduce capital expenditures on network infrastructure in future periods that may adversely affect our results of operations. We do not have long-term contracts that obligate our customers to purchase any minimum or guaranteed volumes, and we conduct sales under purchase orders for which our customers often have the right to modify or cancel. We must regularly compete for and win business with existing customers. Moreover, Web-scale providers tend to operate on shorter procurement cycles than our traditional customers, which can require us to compete to re-win business with these customers more frequently than required with other customers segments. As such, there is no assurance that our incumbency will be maintained at any given customer or that our revenue levels from a customer in a particular period can be achieved in future periods. Customer spending levels can be unpredictable and our sales to any customer could significantly decrease or cease at any time. Our business and results of operations would be materially adversely impacted by the loss of a large customer, or reductions in spending or capital expenditure budgets by our largest customers.

Because a number of our largest customers and our largest customer segment are communications service providers, our business and results of operations can be significantly affected by market, industry or competitive dynamics adversely affecting this segment. Our communications service provider customers continue to face a rapidly shifting competitive landscape as cloud service operators, “over-the-top” (OTT) providers and other content providers challenge their traditional business models and network infrastructures. Moreover, a number of our communications service provider and cable operator customers, including AT&T, Verizon and Centurylink, have either recently announced significant acquisition transactions or are in the process of significant related integration activities. Such transactions have in the past, and may in the future, result in spending delays or deferrals, or changes in preferred vendors, as the integration of combined network infrastructures proceeds and procurement strategies are determined. Our business and results of operations could be materially adversely affected by these factors and other market, industry or competitive dynamics adversely impacting our customer segments.

Our reliance upon third-party component suppliers, including sole and limited source suppliers, exposes our business to additional risk and could limit our sales, increase our costs and harm our customer relationships.

We maintain a global sourcing strategy and depend on third-party suppliers in international markets for support in our product design and development, and in the sourcing of key product components and subsystems. Our products include optical and electronic components for which reliable, high-volume supply is often available only from sole or limited sources. We do not have any guarantees of supply from our third-party suppliers, and in certain cases we are relying upon temporary commercial arrangements or standard purchase orders. As a result, there is no assurance that we will be able to secure the components or subsystems that we require, in sufficient quantity and quality, and on reasonable terms. The loss of a source of supply, or lack of sufficient availability of key components, could require that we locate an alternate source or redesign our products, either of which could result in business interruption and increased costs and could negatively affect our product gross margin and results of operations. There are a number of significant technology trends or developments underway or emerging, including the Internet of Things, autonomous vehicles, and mobile communication adoption, that have during fiscal 2018 and can be expected in the future to result in increased market demand for key raw materials or components. Increases in market demand or scarcity of resources or manufacturing capability have resulted, and may in the future result, in shortages in availability of important components for our solutions, product allocation challenges, deployment delays and increased lead times and delivery cycles.

We are exposed to risks relating to unfavorable economic conditions and a wide range of challenges affecting the businesses and results of operations of our component suppliers. These challenges can affect their material costs, sales, liquidity levels, ability to continue investing in their businesses, ability to import or export goods, ability to meet development commitments and manufacturing capability. For example, recent geopolitical events involving the governments of the United States and China – including potential tariffs and trade restrictions by both countries, China’s announcement of a five-year plan to invest in a domestic optical components industry, and the U.S. Commerce Department’s now resolved trade restriction on a key Chinese customer of certain of our component suppliers – may have an adverse impact on certain of our component suppliers in one or more of these respects. These and other industry, market and regulatory disruptions and challenges affecting our suppliers could expose our business to increased costs, loss or lack of supply, or discontinuation of components that can result in lost revenue, additional product costs, increased lead times and deployment delays that could harm our business and customer relationships.

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

We have a number of significant assets on our balance sheet as of July 31, 2018 and the value of these assets can be adversely impacted by factors related to our business and operating performance, as well as factors outside of our control. As of July 31, 2018, our balance sheet includes a $724.1 million net deferred tax asset. The value of our net deferred tax assets can be significantly impacted by changes in tax policy or our tax planning strategy. For example, the recently enacted Tax Act required us to write down our net deferred tax asset by approximately $431.3 million. As this is a provisional estimate, it may be subject to change based upon our continued assessment of the Tax Act on our business. If any additional write downs are required, our operating results may be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides a summary of repurchases of our common stock during the third quarter of fiscal 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands)
May 1, 2018 to May 31, 2018	467,222	$25.55	467,222	$248,914
June 1, 2018 to June 30, 2018	481,037	$24.45	481,037	$237,153
July 1, 2018 to July 31, 2018	452,626	$26.38	452,626	$225,212
Total	1,400,885	$25.44	1,400,885
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

Ciena Corporation
Date:	September 5, 2018	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	September 5, 2018	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)