Form 10-K
period 2018-10-31
CIENA CORP
filed 2018-12-21
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	October 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $3.7 billion based on the closing price of the Common Stock on the New York Stock Exchange on April 27, 2018.
The number of shares of Registrant’s Common Stock outstanding as of December 17, 2018 was 156,481,822.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of the Form 10-K incorporates by reference certain portions of the Registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

CIENA CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED OCTOBER 31, 2018

PART I
  Cautionary Note Regarding Forward-Looking Statements

This annual report contains statements that discuss future events or expectations, projections of results of operations or financial condition, changes in the markets for our products and services, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “can,” “should,” “could,” “expects,” “future,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “projects,” “targets,” or “continue” or the negative of those words and other comparable words. These statements may relate to, among other things, our competitive landscape; market conditions and growth opportunities; factors impacting our industry and markets; factors impacting the businesses of network operators and their network architectures; adoption of next-generation network technology and software programmability and automation of networks; our strategy, including our research and development, supply chain and go-to-market initiatives; efforts to increase application of our solutions in customer networks and to increase the reach of our business into new or growing customer and geographic markets; our backlog and seasonality in our business; expectations for our financial results, revenue, gross margin, operating expense and key operating measures in future periods; the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures and other liquidity requirements; business initiatives including information technology (IT) transitions or initiatives; the impact of the Tax Cuts and Jobs Act and changes in our effective tax rates; and market risks associated with financial instruments and foreign currency exchange rates. These statements are subject to known and unknown risks, uncertainties and other factors, and actual events or results may differ materially due to factors such as:

•	our ability to execute our business and growth strategies;

•	fluctuations in our revenue, gross margin and operating results and our financial results generally;

•	the loss of any of our large customers, a significant reduction in their spending, or a material change in their networking or procurement strategies;

•	the competitive environment in which we operate;

•	market acceptance of products and services currently under development and delays in product or software development;

•	lengthy sales cycles and onerous contract terms with communications service providers, Web-scale providers and other large customers;

•	product performance or security problems and undetected errors;

•	our ability to diversify our customer base beyond our traditional customers and to broaden the application for our solutions in communications networks;

•	the level of growth in network traffic and bandwidth consumption and the corresponding level of investment in network infrastructures by network operators;

•	the international scale of our operations;

•	fluctuations in currency exchange rates;

•	our ability to forecast accurately demand for our products for purposes of inventory purchase practices;

•	the impact of pricing pressure and price erosion that we regularly encounter in our markets;

•	our ability to enforce our intellectual property rights, and costs we may incur in response to intellectual property right infringement claims made against us;

•	the continued availability, on commercially reasonable terms, of software and other technology under third-party licenses;

•	the potential failure to maintain the security of confidential, proprietary or otherwise sensitive business information or systems or to protect against cyber attacks;

•	the performance of our third-party contract manufacturers;

•	changes or disruption in components or supplies provided by third parties, including sole and limited source suppliers;

•	our ability to manage effectively our relationships with third-party service partners and distributors;

•	unanticipated risks and additional obligations in connection with our resale of complementary products or technology of other companies;

•	our ability to grow and maintain our new distribution relationships under which we will make available certain technology as a component;

•	our exposure to the credit risks of our customers and our ability to collect receivables;

•	modification or disruption of our internal business processes and information systems;

•	the effect of our outstanding indebtedness on our liquidity and business;

•	fluctuations in our stock price and our ability to access the capital markets to raise capital;

•	unanticipated expenses or disruptions to our operations caused by facilities transitions or restructuring activities;

•	our ability to attract and retain experienced and qualified personnel;

•	disruptions to our operations caused by strategic acquisitions and investments or the inability to achieve the expected benefits and synergies of newly-acquired businesses;

•	our ability to commercialize and grow our software business and address networking strategies including software-defined networking and network function virtualization;

•
changes in, and the impact of, government regulations, including with respect to: the communications industry generally; the business of our customers; the use, import or export of products; and the environment, potential climate change and other social initiatives;

•	the impact of the Tax Cuts and Jobs Act, changes in tax regulations and related accounting, and changes in our effective tax rates;

•	future legislation or executive action in the U.S. relating to tax policy or trade regulation;

•	the write-down of goodwill, long-lived assets, or our deferred tax assets;

•	our ability to maintain effective internal controls over financial reporting and liabilities that result from the inability to comply with corporate governance requirements; and

•	adverse results in litigation matters.

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

Item 1. Business
Overview

We are a networking systems, services and software company, providing solutions that enable a wide range of network operators to deploy and manage next-generation networks that deliver services to businesses and consumers. We provide network hardware, software and services that support the transport, switching, aggregation, service delivery and management of video, data and voice traffic on communications networks. Our solutions are used by communications service providers, cable and multiservice operators, Web-scale providers, submarine network operators, governments, enterprises, research and education (R&E) institutions and other emerging network operators.

Our solutions include a diverse portfolio of high-capacity Networking Platform products, which can be applied from the network core to network access points, and which allow network operators to scale capacity, increase transmission speeds, allocate traffic and adapt dynamically to changing end-user service demands. We also offer Platform Software that provides management and domain control of our next-generation packet and optical platforms and automates network lifecycle operations, including provisioning equipment and services. In addition, through our comprehensive suite of Blue Planet Automation Software, we enable network operators to use network data and analytics to drive enhanced automation across multi-vendor and multi-domain network environments, accelerate service delivery and enable an increasingly predictive and autonomous network infrastructure. To complement our hardware and software solutions, we offer a broad range of attached and software-related services that help our customers design, optimize, integrate, deploy, manage and maintain their networks and associated operational environments. Through our complete portfolio of solutions, we enable our customers to transform their network into a dynamic, programmable environment driven by automation and analytics, which we refer to as the Adaptive Network. Our solutions for the Adaptive Network create business and operational value for our customers, enabling them to introduce new revenue-generating services, reduce costs and maximize the return on their network infrastructure investment.

Corporate Information and Access to SEC Reports

We were incorporated in Delaware in November 1992 and completed our initial public offering on February 7, 1997. Our principal executive offices are located at 7035 Ridge Road, Hanover, Maryland 21076. Our telephone number is (410)

694-5700, and our website address is www.ciena.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge in the “Investors” section of our website as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission (the “SEC”). We routinely post these reports, recent news and announcements, financial results and other important information about our business on our website at www.ciena.com. Information contained on our website is not a part of this annual report.

Industry Background

Network Traffic Growth and Increased Capacity Requirements

The markets in which we sell our communications networking solutions have seen significant changes in recent years. In particular, optical networks – which carry video, data and voice traffic by encoding digital information on multiple wavelengths of light traveling across fiber optic cables – have experienced strong traffic growth for several years. This growth, and the resulting requirements for increased network capacity and transmission speed, is being driven by an increasingly diverse set of communications services and applications. These services and applications, including those set forth below, are increasing the bandwidth and service demands placed upon networks and are challenging the business models of many network operators.

•
Cloud-Based Services. Enterprises and consumers continue to replace locally-housed computing and storage by adopting a broad array of innovative cloud-based models – including Platform as a Service (PaaS), Software as a Service (SaaS) and Infrastructure as a Service (IaaS) – and an expanding range of cloud-based services that host key applications, store data, enable the viewing and downloading of content and utilize on-demand computing resources.

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

•
On-Demand Services. Users of communications services require an on-demand service level that allows them to be connected wherever and whenever they desire. Businesses rely upon enterprise services and data center connectivity that facilitate global operations, employee mobility and access to critical business applications and data. Consumers expect broadband services, including peer-to-peer internet applications, augmented reality applications and multimedia streaming and downloads, to be available on-demand.

•
Mobile Devices and Applications. Traffic from mobile applications, including video, internet and data services, has expanded with the proliferation of smartphones, tablets and other wireless devices. Because so much of wireless traffic ultimately travels across a wireline network to reach its destination, growth in mobile communications continues to place demands upon wireline networks, including backhaul and fronthaul networks emanating from cell sites.

In addition, emerging services and applications present further challenges and are likely to place significant service, capacity and automation demands upon network infrastructures. These include:

•
Network Densification. Increasing demand by businesses and consumers for data, content and related services are impacting network infrastructures, particularly at the edge of networks, where increased computing power and automation are required to meet the quality of experience required by these users. To cost-effectively address these demands, network operators will be required to adopt emerging wireless and wireline network architectures. Fifth-Generation wireless broadband technology (5G) is designed to enable significant increases in data consumption by a growing number of users and devices, thereby better supporting the “Internet of Things” and other emerging applications. “Fiber deep” initiatives by cable and multiservice operators are designed to push digital fiber-based communications closer to the end-user, increasing potential bandwidth to homes and enterprises and increasing data speeds while addressing power, space and operating costs. Implementation of these network densification initiatives is expected to have a significant effect on wireline networks.

•
Internet of Things. As the number of networked connections between devices and servers grows, machine-to-machine-related traffic (M2M) is expected to represent an increasing portion of traffic as the Internet of Things evolves. These connections can provide value-added services and allow sharing of data that can be monitored and analyzed. We expect network traffic relating to the interconnection of devices to grow along with the widening adoption of internet and cloud-based content delivery, smart grid applications, health care and safety monitoring, resource and inventory management, home entertainment, consumer appliances, connected transportation and other M2M data applications.

•
Ultra-High Definition TV and Virtual and Augmented Reality. Ultra-high definition TV and the advent of immersive technologies like 360° video, virtual reality and augmented reality are likely to place meaningful capacity and capability demands on networks as adoption of these technologies grows. The television, internet and consumer electronics industries are rapidly advancing these technologies and making them more widely available and affordable to consumers.

We believe that increased adoption of these services and applications will further increase traffic and capacity requirements and place additional service challenges on network infrastructures.

Network Transition to Programmable Networks with Enhanced Automation

To reduce costs and promote network efficiency and simplicity, network operators, particularly communications service providers, are increasingly looking to adopt next-generation infrastructures that are more open, programmable and automated. Networks today are still primarily physical in nature and are generally managed via inventory management, planning and fulfillment systems. Moving toward digital network transformation, operators are increasingly leveraging information technology (IT) strategies that emphasize software capabilities and automation through policy controlled and analytics-driven network solutions that are more predictive and can adapt more quickly to changing end-user demands. To bridge the existing gap between the operational realities of today and the hybrid networks and operations of the future – emphasizing virtual elements, automation and analytics – we expect expect network operators to adopt strategies that may include one or more of the following:

•
Orchestration. Software-based orchestration simplifies the end-to-end creation, automation and deployment of services across multiple physical and virtual network domains. We believe software-based orchestration presents an opportunity to reduce network and operational complexity and offers an alternative to certain elements of traditional operations support and business support systems, which network operators have historically relied upon to support network management functions such as inventory, service provisioning, network configuration and fault management.

•
Network Function Virtualization (NFV). Through NFV, network operators can separate network services or capabilities from the physical network assets that traditionally provide these services or capabilities to end users. To reduce their dependence upon single-purpose hardware platforms and accelerate the time to market for new revenue-generating services, network operators are increasingly looking for solutions that enable network functions through software that runs on industry-standard servers, network and storage platforms.

•
Software-Defined Networking (SDN). SDN seeks to simplify networks to create more open environments that ease management, support automation and quickly deliver customized services to end users, by enabling individual network elements to be directly programmable by standards-based software control. This results in end-to-end visibility of network flows, enabling the optimization of traffic paths and the control of data flows through a network.

We believe that adoption of these strategies will require network operators and their network solutions vendors to increasingly look to utilize an ecosystem of physical and virtual network resources. We expect that these network architectural approaches, in turn, will drive increased openness and interoperability of multi-vendor, multi-domain network environments, requiring an increased degree of cooperation, collaboration and interoperability among solutions providers.

Different Approaches to Design and Procure Network Infrastructure Solutions

Leading network operators are pursuing a diverse range of approaches, or “consumption models,” to manage the design and procurement of their network infrastructures. These consumption models include: the traditional systems procurement of fully integrated solutions including hardware, software and services from the same vendor; the procurement of a fully integrated hardware solution from one vendor with the separate use of a network operator’s own or another vendor’s SDN-based control; the procurement of an integrated photonic line system with open interfaces from one vendor and the separate or “disaggregated” procurement of modem technology from a different vendor; or the use of published reference designs and open source specifications for the procurement of off-the-shelf or commoditized hardware (often referred to as “white box” hardware) to be used with open source software. Further, a number of network operators, and certain of our suppliers, are pursuing the development and future deployment of smaller form factor, pluggable modem technology as an alternative to integrated platforms. In parallel, network operators are also exploring a range of alternatives to meet their software requirements, from licensing integrated and proprietary third party software solutions to fully utilizing open source software.

Many of these consumption models being pursued continue to be in their early stages of evaluation, and the models that ultimately emerge and their level of adoption will depend in significant part on the circumstances and strategies of certain network operators. We also believe that broader adoption of procurement models involving greater disaggregation remains uncertain, particularly for those network operators for whom such an approach would result in increased operational complexity, expense, and integration and support obligations. Based on our views of the market and customer interactions, we expect that the largest portion of deployed capacity, for at least the next few years, will continue to be through the purchase of fully integrated hardware solutions. We expect that customer consideration of a variety of consumption models will require network operators and vendors alike to assess, and possibly broaden, their offerings and commercial models over time, thereby placing premium on a vendor’s ability to provide robust network solutions with the maximum amount of flexibility and choice.

Industry Consolidation

Our industry has experienced significant consolidation in recent years among our competitors, customers and suppliers alike. To drive scale and market share gains and meet the intense investment capacity required to keep pace with technology innovation, acquisition activity among vendors of networking solutions has increased. Among our customers, there have been significant horizontal and vertical consolidation activities by service providers and cable operators, with several such operators acquiring media and content companies. Customer consolidation can increase purchasing power and has in the past resulted in delays or reductions in network spending due to changes in strategy or leadership, the timing of regulatory approvals and debt burdens associated with such transactions. Finally, significant consolidation among component suppliers may reduce the number of independent suppliers and could disrupt our supply chain and adversely impact pricing. Consolidation activity across our industry can create opportunities and challenges for our business. We expect this trend to continue and it may have a significant impact on the entire industry, including the competitive landscape, the range sales opportunities for vendors and their supply chains.

Strategy

Our strategy is to leverage our technology leadership, diversify and expand our addressable markets, and drive the profitable growth of our business. Key initiatives of this strategy include:

Extend Innovation Leadership and Enable Customers to Realize an Adaptive Network. We are focused on pushing the pace of innovation in our markets and providing market-leading offerings that promote what we refer to as the Adaptive Network. Our Adaptive Network vision emphasizes programmable network infrastructure that leverages our WaveLogic coherent modem technology, enhanced IP capabilities in access and aggregation networks, and software control and automation capabilities. We are focused on providing market-leading programmable infrastructure innovation capable of providing advanced network telemetry and allowing for tuning of network capacity and speeds to meet changing needs. We are also introducing solutions with enhanced IP capabilities to help network operators make better operating decisions and to optimize their network performance and deliver a better user experience. We continue to invest in our automation solutions and believe that through automation, analytics and intent-based policies, we can enable an Adaptive Network that can rapidly scale, self-configure and self-optimize by assessing network pressures and demands.

Leverage Blue Planet for Intelligent, Closed-Loop Automated Networks. We seek to promote adoption of our Blue Planet Automation Software, highlighting its ability to transform network operations and management as well as IT and back office processes. Blue Planet is designed to automate, orchestrate and manage both physical and virtual network resources and their associated services across data centers and the wide area network (WAN). We believe that Blue Planet can transform legacy networks into “service ready” networks, accelerating the creation, delivery and lifecycle management of new, cloud-based services. We seek to enable closed-loop automation for networks by leveraging automation and orchestration, multi-domain inventory, topology and federation, analytics, machine learning and assurance. Through our acquisitions of Packet Design, LLC and DonRiver Holdings, LLC in fiscal 2018, we augmented our software offerings to include route optimization and assurance functionality and multi-domain inventory topology and visualization. We are also investing in professional services delivery to enable the sale of broader solutions that combine software and services. This solutions-based selling approach seeks to use insights into our customers’ common operational and networking issues and positions Blue Planet software and services to enable the digital network transformation that our customers are seeking.

Promote Flexibility and Choice. Choice is an increasingly important element of our customers’ networking approach and their efforts to manage network demands and costs. Our philosophy is rooted in enabling choice in the market by developing network solutions that address a range of different customer consumption models. Our desire to promote choice influences our development priorities as well as our go-to-market approach. We intend to offer a range of choice to customers across packet-optical convergence, coherent modem leadership and multi-vendor, multi-domain network automation software. We are pursuing “merchant modem” sales opportunities that leverage our Wavelogic modem leadership, directly and indirectly.

Merchant modems, often called transponders, are the combination of an optical chipset or ASIC with other key optical components that are sold independently of integrated systems. Merchant modem vendors often sell their modem technology in the form of an optical module or pluggable to a variety of market participants, including other original equipment manufacturers. While broader adoption of procurement models that emphasize disaggregation of hardware and software remains uncertain, we expect that a range of different consumption models will require us to broaden our existing offering and commercial models over time. We intend to offer solutions and pursue sales opportunities across a range of customer consumption models to drive the evolution of next-generation network infrastructures and to promote choice in our markets.

Focus Diversification on High-Growth Applications and Customer Segments. We believe that continued diversification of our business is important to address the dynamic industry environment in which we operate, to continue to grow our business, and to better withstand potential slowdowns adversely affecting particular geographies, markets or customer segments. Our strategy is to diversify our solutions offerings and customer base to address fast-growing applications and customer segments. We seek to increase adoption of our packet access and aggregation solutions and to secure and grow market share with our Blue Planet Automation Software platform. We are also pursuing opportunities with a diverse set of network operators in growth segments and geographies. Our go-to-market strategy seeks to capture additional market share with current customers and other Web-scale providers and emerging network operators, and to displace competitors in international markets, particularly in Asia-Pacific and India. We intend to use our direct and indirect sales channels to expand our sales with several other market verticals, including cable and multiservice operators, submarine network operators, enterprise customers and government and research and education (R&E) customers.

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

•
Web-scale Providers. Our “Web-scale” provider customers include a diverse range of internet content providers and data center operators focused on applications such as search, social media, video, real-time communications and cloud-based service offerings as well as and other emerging network operators. As significant purchasers of capacity on submarine networks and from communications service providers on a global basis, these customers influence networking solution alternatives by those network operators.

•	Cable and Multiservice Operators (MSO). Our customers include regional, national and international cable and multiservice operators.

•	Submarine Network Operators. Our customers include service providers, Web-scale providers and consortia operators of submarine communications networks across the globe.

•	Enterprises. Our enterprise customers include large, multi-site commercial organizations, including participants in the financial, health care, transportation, utilities, energy and retail industries.

•
Government, Research and Education (R&E). Our government customers include federal and state agencies in the United States as well as international government entities. Our R&E customers include research and education institutions around the world, as well as communities or consortia including leaders in research, academia, industry and government.

A significant portion of our revenue is concentrated among a small number of customers. See the risk factor captioned “A small number of customers accounts for a significant portion of our revenue. The loss of any of these customers or a significant reduction in their spending could have a material adverse effect on our business and results of operations.” in Item 1A of this annual report.

Products and Services

We offer the market a comprehensive set of networking solutions that include hardware platforms and systems, our leading optical coherent modem technology and network software solutions. We also offer a broad set of service offerings that allow us to gain valuable insight into network and business challenges faced by our customers and to work closely with them in the assessment, planning, deployment and transformation of their networks.

Networking Platforms

Our Networking Platforms segment consists of our Converged Packet Optical and Packet Networking product portfolios.
Converged Packet Optical. Our Converged Packet Optical portfolio includes a range of hardware networking solutions that use our WaveLogic coherent optical technology and are optimized for the convergence of coherent optical transport, Optical Transport Network (OTN) switching and packet switching.
Our 6500 Packet-Optical Platform provides a flexible and scalable dense wavelength division multiplexing (DWDM) solution that adds capacity to core, regional, metro and submarine networks and enables efficient transport at high transmission speeds. This platform provides leading coherent wavelength capacities, from 40G to 400G, along with multi-layer control plane capabilities for scale and service differentiation. This platform, which includes several chassis sizes and a comprehensive set of line cards optimized for individual services or applications, can be used throughout the network, from customer premises to metropolitan networks, the regional core and submarine cable landing sites.
Our Waveserver family of products consists of stackable interconnect platforms that allow network operators to scale bandwidth and support high bandwidth interconnect applications, such as high-speed data transfer, content delivery, virtual machine migration and disaster recovery/backup between data centers. Waveserver is a specialized platform that is purpose-built for addressing data center and other space-constrained environments using a small footprint and low power design. With its full suite of management interfaces and open APIs, Waveserver is easy to operate and integrate into existing networks and facilitates deployment of on-demand cloud and high-capacity connectivity services.
Our 5400 family of Packet-Optical Platforms consist of multi-terabit reconfigurable switching systems that consolidate the functionality of an add/drop multiplexer and digital cross-connect into a single, high-capacity intelligent switching system. These products address both core and metro segments of communications networks and support key managed services, including Ethernet/TDM Private Line and IP services. Our Z-Series multi-layer switching and transport platforms are used in regional and metro networks and are designed to support a variety of use cases including Ethernet business services and Ethernet backhaul. These products provide for optical transport, traffic aggregation at the network edge and switching that is optimized for handoff at the network core.
Leveraging our WaveLogic coherent modem technology, we are taking steps to pursue merchant modem sales opportunities through our Optical Microsystems products. To date, we have not generated meaningful revenue through these activities; however, such sales will be reflected within the Converged Packet Optical product line of our Networking Platforms segment.
Packet Networking. Our Packet Networking products allow customers to simplify their network designs while delivering new, revenue-generating services. These products target applications primarily from the access to metro networks, where they aggregate and switch packet-based traffic to support such applications as Ethernet business services, mobile backhaul services, fiber deep, as well as ongoing network infrastructure scaling. Our Packet Networking products facilitate network cost effectiveness, including reduced costs associated with power and space, as compared to more complex, traditional IP routing network designs.
To date, revenue from our Packet Networking segment has been primarily related to our 3900 family of Service Delivery Switches and our 5000 family of Service Aggregation Switches and Platforms. These products support the access and aggregation tiers of telecommunications networks and have principally been deployed to support business services and wireless backhaul applications. Our 3900 family of Service Delivery Switches are purpose-built to fit small, medium and large customer sites as well as multi-tenant office and residential buildings. Our 5100 family of Service Aggregation Switches and Platforms provide aggregation to fill higher capacity links within both the metro access and aggregation tiers of networks, minimizing the number of router assets required in the core. The recent introduction of our 3900 family of Service Virtualization Platforms allows for customers to migrate towards software-based networking and services based on Network Function Virtualization.
Our Packet Networking portfolio also includes our 8700 Packetwave Platform, a multi-terabit packet switching platform for high-density metro networks and inter-data center wide area networks. The 8700 combines packet switching and coherent WaveLogic DWDM optical transport technologies for both data center networks and metro networks.
We have recently introduced our Adaptive IP solution, which leverages the Adaptive Network vision to deliver end-to-end IP-based services in a more simplified and modular manner than traditional router-based IP network designs. Adaptive IP at the programmable infrastructure layer is built upon the latest generation of our Service Aware Operating System (SAOS) within our Packet Networking platforms, which adds IP capabilities targeted towards 5G, IP VPN services and fiber deep applications. We have also recently introduced our 6500 Packet Transport System (PTS), which combines packet switching, control plane operation and integrated optics. Together with our 3900 platforms, PTS provides our service provider customers with a complete solution to migrate their legacy TDM (SONET/SDH/PDH) services to a scalable, low operational cost packet solution.

Software and Software-Related Services

Our Software and Software-Related Services segment consists of our Blue Planet Automation Software and Services and our Platform Software and Services.
Blue Planet Automation Software and Services. Our Blue Planet Automation Software is a comprehensive, micro-services based open software suite that allows service providers to use enhanced knowledge about their networks to drive adaptive optimization of their services and operations. Blue Planet facilitates the evolution toward more efficient, modernized network operations with software-defined programmability that accelerates the delivery of on-demand services, reduces costs and enables a path toward a more predictive, autonomous network. We believe our Blue Planet solutions can enable network operators to minimize vendor-specific management silos, reduce network complexity and improve end-to-end service visibility and control. A number of applications can be deployed on the core platform, either individually or in any combination, and include:

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

•
Inventory (BPI). By integrating or “federating” data from multiple existing inventory and assurance systems and presenting it in a single dynamic view, network operators can gain real-time visibility into the topology and state of network and service resources from end to end. Integrating with legacy inventory systems, BPI helps network providers simplify and optimize key operational processes such as service fulfillment, network planning and service assurance. When integrated with other Blue Planet applications, BPI can leverage SDN and NFV to enable even greater levels of automation, deliver more dynamic services and respond more quickly to customers’ rapidly changing requirements.

•
Route Optimization and Assurance (BP ROA). Optimizing the delivery of IP services across the cloud, BP ROA combines routing, traffic and performance analytics for real-time, path-aware operational monitoring. These capabilities enable forensics for troubleshooting transient network problems that can cause service disruptions. Interactive modeling helps engineers predict the impact of network infrastructure and service changes, simulate new workloads for capacity planning and test failure scenarios to build more resilient networks.

•
NFV Orchestration (NFVO). Blue Planet provides network operators with carrier-grade, NFV management and orchestration capabilities for instantiating and managing virtualized network functions and data center resources. NFVO uses an open, vendor-agnostic approach that allows network operators to select and scale those virtual network functions (VNFs) they wish to offer to their end customers.

•
Analytics. Blue Planet Analytics incorporates big data analytics and machine-learning to generate network insights, thereby helping operators make smarter, data-driven business decisions. Analytics collects, processes and stores data from multiple sources across the network and leverages machine learning innovations for analysis and insights. Analytics enables the visualization and identification of network trends to create profitable services, better predict capacity requirements and anticipate potential network and service disruptions before they happen. We also offer a related Network Health Predictor application that provides preemptive network maintenance across the optical, Ethernet and IP layers of the network.

•
Blue Planet Services. To complement our software portfolio, we offer a range of related services that include professional services for solution customization, software and solution support services, consulting and design, build-operate-transfer services and technical support relating to our software offerings. These services are focused on enhancing network automation and network analytics, enabling multi-vendor integration and support, and implementing programmable multi-domain next-generation networks.

The market relating to these software automation capabilities is in the early stages and, as such, revenue from our Blue Planet Automation Software platform has not been significant to date.

Platform Software and Services. Our software offerings also include our Platform Software, which provides analytics, data and planning tools to assist customers in managing our Networking Platforms products in their networks. Our Platform Software includes:

•
Manage, Control and Plan (MCP). MCP software provides SDN-based domain control of our next-generation packet and optical networks, unifying Fault, Configuration, Accounting, Performance and Security (FCAPS) management of our multi-layer network infrastructure, with service management and online network planning. Built on Blue Planet’s open, extensible microservices-based architecture, MCP marks a shift from legacy, fragmented network management software, to programmable, cloud-native operations that integrate into network operators’ business processes.

Lifecycle operations – including equipment commissioning, service provisioning, assurance and performance monitoring – are greatly automated and simplified through MCP. Providing granular resource management and control, MCP allows network operators to plan to meet customer service needs.

•
OneControl Unified Management System. OneControl is an integrated network and service management solution that supports much of our Networking Platform product lines from a single software platform. OneControl offers end-to-end service creation, activation and assurance to enable rapid deployment of next-generation wavelength, OTN and packet services. It also provides visualization of fault and performance information for network health status and enables management functions, including network inventory, network element configuration backup, network element software delivery and security administration.

•
Platform Software Services. To complement our Platform Software portfolio, we offer a range of related services that include software subscription services, consulting, network migration and integration, installation and upgrade support services, and technical support relating to our Platform Software offerings. These services are focused on enabling our customers to operate their Ciena networks most efficiently, and to modernize their operations through migration to our MCP domain control solution.

Our Platform Software offering also includes planning tools and a number of legacy software solutions that support our installed base of network solutions. As we gain further customer adoption of our MCP software platform and we transition features, functionality and customers to this platform, we expect revenue to decline for our legacy Platform Software solutions.

Global Services

To complement our Networking Platforms portfolio, we offer a broad suite of “attached services” that help our customers to design, optimize, deploy, integrate, manage and maintain their communications networks. We believe that our broad set of services offerings is a significant differentiator from our competitors. We believe that our services offerings and our close collaborative engagement with customers provide us with valued insight into network and business challenges faced by our customers, enabling them to achieve their desired outcomes for their network investment. Our services offerings enable us to work closely with our customers in the assessment, planning, deployment and transformation of their networks. We have begun a multi-year transformation process to enhance our service delivery capability and expand our service portfolio. Through these transformation initiatives, we believe we can improve the cost model of our services and drive greater incremental value for our customers in new ways.

Our Global Services portfolio includes a wide range of offerings to meet customer needs and maximize their network infrastructure investment throughout the network lifecycle. These services include:

•	Planning and Design Services

•	Network advisory, consulting and design services;

•	Network optimization and modernization;

•	Reconfiguration and migration services;

•	Project management services, including staging, site preparation and installation support activities;

•	Deployment Services

•	On-site and remote services to assist in deployment of networks including full turn-key solutions;

•	installation, turn-up and test services;

•	Maintenance and Support Services

•	helpdesk and technical support assistance;

•	spares and logistics management;

•	engineering dispatch, preventive maintenance and on-site professional services; and

•	equipment repair and replacement;

•	Managed network services, including 24/7 monitoring through our network operations center (NOC) services; and

•	Analytics to provide insights into network health and operations with actionable recommendations

We also provide learning services to educate our customers and sales channels on the implementation, use, functionality and support of our solutions. We provide the services above using a combination of our technical support engineers and qualified and authorized third-party service partners.

Product Development

To remain competitive, we must continually invest in and enhance our Networking Platforms, adding new features and functionality and ensuring alignment with market demand. Through our development efforts we seek to enable network operators to achieve improved economics and efficiency, including with respect to price for performance, power consumption, space requirements and lifecycle operating costs. Our research and development strategy emphasizes software-enabled programmability, automation and open interfaces, and seeks to promote broad application of our solutions, including in submarine, long-haul, metropolitan and access networks, data center interconnect, enterprise networking and packet-based infrastructures for cloud-based service delivery. Our approach is also focused on designing products that address a range of emerging consumption models for networking solutions. Our current development efforts are focused upon:

•	Enhancing and extending our Packet-Optical and Packet Networking solutions, including:

•	Coherent optical leadership and continued development of our WaveLogic coherent modems to advance transmission speed, spectral efficiency, power usage and reach;

•	Legacy service migration to next-generation packet infrastructures; and

•	Support of fiber densification initiatives, such as 5G and fiber deep.

•	Developing products that enhance software-based network management, automation and control, service orchestration and network function virtualization, and analytics capabilities.

Our research and development efforts are also geared toward portfolio optimization and engineering changes intended to drive product and manufacturing cost reductions across our platforms.

We regularly review our existing solution offering and prospective development of new components, features or products, to determine their fit within our portfolio and broader corporate strategy. We also assess the market demand, technology evolution, prospective return on investment and growth opportunities, as well as the costs and resources necessary to develop and support these products. To ensure that our product development investments and solutions offerings are closely aligned with market demand, we continually seek input from customers and promote collaboration among our product development, marketing and sales organizations. In some cases, where we seek to utilize or gain access to complementary or emerging technologies or solutions, we may obtain technology through an acquisition or, alternatively, through initiatives with third parties pursuant to technology licenses, original equipment manufacturer (OEM) arrangements and other strategic technology relationships or investments. In addition, we participate in industry and standards organizations and, where appropriate, incorporate information from these affiliations throughout the product development process.

Sales and Marketing

Our Global Sales and Marketing organization includes a direct sales presence that is organized geographically around the following markets: (i) United States and Canada; (ii) Caribbean and Latin America; (iii) Europe, Middle East and Africa; and (iv) Asia-Pacific, Japan and India. Within each geographic area, we maintain specific teams or personnel that focus on a particular region, country, customer or market vertical. These teams include sales management, account salespersons and sales engineers, as well as services professionals and commercial management personnel, who ensure that we maintain a high-touch, consultative relationship with our customers.

We also maintain and have recently relaunched a global channel program that involves resellers, systems integrators, service providers and other third-party distributors who market and sell our products and services. We utilize these third party channel partners to market and sell our solutions into specific geographies, applications or customer verticals, including submarine networks, governments and Web-scale providers. We see opportunities to leverage these relationships to expand our addressable market, while at the same time reducing the financial and operational risk of entering additional markets.

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

We utilize a sourcing strategy that emphasizes global procurement of materials and product manufacturing in lower cost regions. We rely upon third-party contract manufacturers, with facilities in Canada, Mexico, Thailand and the United States, to manufacture, support and ship our products, and therefore are exposed to risks associated with their businesses, financial condition and the geographies in which they operate. We also rely upon these contract manufacturers and other third parties to perform design and prototype development, component procurement, full production, final assembly, testing and distribution operations. Our manufacturers procure components necessary for assembly and manufacture of our products based on our specifications, approved vendor lists, bills of materials and testing and quality standards. Our manufacturers’ activity is based on rolling forecasts that we provide to them to estimate demand for our products. We work closely with our manufacturers and suppliers to manage material, quality, cost and delivery times, and we continually evaluate their services to ensure performance on a reliable and cost-effective basis.

We currently use distribution partners to fulfill and deliver our products. We believe that our sourcing, manufacturing and distribution strategies allow us to conserve capital, lower costs of product sales, adjust quickly to changes in market demand and operate without dedicating significant resources to manufacturing-related plant and equipment.

As part of our effort to optimize our operations, we continue to focus on driving cost reductions through sourcing, rationalizing our contract manufacturers and supply chain, outsourcing or virtualizing certain activities, and consolidating distribution sites and service logistics partners. These efforts also include process optimization initiatives, such as vendor-managed inventory, and other operational models and strategies designed to drive improved efficiencies in our sourcing, production, logistics and fulfillment.

Backlog

Generally, we make sales pursuant to purchase orders placed by customers under framework agreements that govern the general commercial terms and conditions of the sale of our products and services. These agreements do not obligate customers to purchase any minimum or guaranteed order quantities. Moreover, we are periodically awarded business for new network opportunities or network upgrades following a selection process. In calculating backlog, we only include (i) customer purchase orders for products that have not been shipped and for services that have not yet been performed; and (ii) customer orders relating to products that have been delivered and services that have been performed, but are awaiting customer acceptance under the applicable contract terms. Generally, our customers may cancel or change their orders with limited advance notice, or they may decide not to accept our products and services, although instances of both cancellation and non-acceptance are rare. Backlog may be fulfilled several quarters following receipt of a purchase order, or in the case of certain service obligations, may relate to multi-year support period. As a result, backlog should not necessarily be viewed as an accurate indicator of future revenue for any particular period.

Our backlog was $1.26 billion as of October 31, 2018 as compared to $1.13 billion as of October 31, 2017. Backlog includes product and service orders from commercial and government customers combined. Backlog at October 31, 2018 includes approximately $226.8 million, primarily related to orders for products and maintenance and support services that are not expected to be filled or performed within fiscal 2019. Because backlog can be defined in different ways by different companies, our presentation of backlog may not be comparable with figures presented by other companies in our industry.

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

Competition

Competition among networking solution vendors remains intense on a global basis. The markets in which we compete are characterized by rapidly advancing technologies, frequent introduction of new networking solutions and aggressive selling efforts, including using significant pricing pressure to displace incumbent vendors and capture market share. Competition for sales of communications networking solutions is dominated by a small number of very large, multi-national companies. Our competitors include Huawei, Nokia, Cisco, Juniper Networks and ZTE. As compared to us, many of these competitors have substantially greater financial, operational and marketing resources, significantly broader product offerings and more established relationships with service providers and other customer segments. Because of their scale and resources, they may be perceived to be a better fit for the procurement or network strategies of larger network operators. We also continue to compete with several smaller but established companies that offer one or more products that compete directly or indirectly with our offerings or whose products address specific niches within the markets and customer segments we address. These competitors include Infinera, ADVA and ECI. We also compete with a number of smaller companies that provide significant competition for a specific product, application, customer segment or geographic market.

Keeping pace with the market’s demands for technology innovation requires considerable research and development investment capacity. As a result, some of our competitors, both large and small, have chosen to rely upon coherent modem technology developed by and procured from third-party “merchant” providers, including Acacia Communications, NTT Electronics (NEL) and Inphi. We may compete with these providers, either indirectly as a result of their technology being a key enabling technology for our competitors, or directly across emerging consumption models as we pursue our strategy of capturing market share within merchant modem sales opportunities.

The principal competitive factors applicable to our markets include:

•	the ability to meet business needs and drive successful outcomes;

•	functionality, speed, capacity, scalability and performance of network solutions;

•	price for performance, cost per bit and total cost of ownership of network solutions;

•	incumbency and strength of existing business relationships;

•	ability to offer comprehensive networking solutions, consisting of hardware, software and services;

•	time-to-market in delivering products and features;

•	technology roadmap and forward innovation capacity;

•	company stability and financial health;

•	flexibility and openness of platforms, including ease of integration, interoperability and integrated management;

•	ability to offer solutions that accommodate a range of different consumption models;

•	space requirements and power consumption of network solutions;

•	software and network automation capabilities;

•	manufacturing and lead-time capability; and

•	services and support capabilities.

As a result of the intense environment in which we compete, winning new opportunities can often require that we agree to unfavorable commercial terms or pricing and other onerous contractual commitments. These terms can adversely affect our results of operations. These terms can also lengthen our revenue recognition or cash collection cycles, add start-up costs to initial sales or deployment of our solutions, require financial commitments or performance bonds and place a disproportionate allocation of risk upon us.

We expect the competition in our industry to continue to broaden and to intensify as network operators pursue a diverse range of network strategies. As these changes occur, we expect that our business will overlap more directly with additional networking solution suppliers, including IP router vendors, data center switch providers and other suppliers or integrators of networking technology traditionally geared toward different network applications, layers or functions. In addition, as we seek increased customer adoption of our Blue Planet Automation Software, and network operator demands for software programmability, management and automation increase, we expect to compete more directly with software vendors and information technology vendors or system integrators. We may also face competition from system and component vendors, including those in our supply chain, who develop pluggable modem technology or other networking products based on off-the-shelf or commoditized hardware technology, referred to as “white box” hardware, particularly where a customer’s network strategy seeks to emphasize deployment of such product offerings or to adopt a disaggregated approach to the procurement of hardware and software.

Patents, Trademarks and Other Intellectual Property Rights

The success of our business and technology leadership is significantly dependent upon our proprietary and internally developed technology. We rely upon the intellectual property protections afforded by patents, copyrights, trademarks and trade secret laws to establish, maintain and enforce rights in our proprietary technologies and product branding. We maintain an incentive program for inventions and patents that seeks to reward innovation and an internal invention review board that selects appropriate protection mechanisms for our technology. We regularly file applications for patents and have a significant number of patents in the United States and other countries where we do business. As of December 1, 2018, we had 1,620 issued U.S. patents, 244 pending U.S. patent applications, 315 issued non-U.S. patents and 154 pending non-U.S. patent applications.

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

Enforcing proprietary rights, especially patents, can be costly, and we cannot be certain that the steps that we are taking will detect or prevent all unauthorized use. The industry in which we compete is characterized by rapidly changing technology, a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. We have been subject to several claims related to patent infringement, including by competitors and also by non-practicing patent assertion entities, and we have been requested to indemnify customers pursuant to contractual indemnity obligations relating to infringement claims made by third parties. Intellectual property infringement assertions could cause us to incur substantial costs, including settlement costs and legal fees in the defense of related actions. If we are not successful in defending these claims, our business could be adversely affected. For example, we may be required to enter into a license agreement requiring us to make ongoing royalty payments; we may be required to redesign our products; or we may be prohibited from selling infringing technology in certain jurisdictions.

Our operating system software, Platform Software, Blue Planet Automation Software and other solutions incorporate software and components under licenses from third parties, including software subject to various open source software licenses. As network operators seek to adopt network infrastructures with increased software control and programmability and to utilize an open ecosystem of physical and virtual network resources provided by multiple third parties, we expect to incorporate into our solutions additional elements of open source software or license additional software or technology from third parties. We expect that these network architectural approaches will require increased openness and interoperability of multi-vendor, multi-domain network environments, requiring an increased degree of cooperation among solutions providers. Failure to obtain or maintain such licenses or other third-party intellectual property rights could affect our development efforts and market opportunities, or could require us to re-engineer our products or to obtain alternate technologies. Moreover, there is a risk that open source and other technology licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products.

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

Employees

As of October 31, 2018, we had a global workforce consisting of 6,013 employees. We have not experienced any work stoppages, and we consider the relationships with our employees to be good. While we have been able to recruit and retain key personnel with the capabilities required by our business and markets, competition for highly skilled technical, engineering and other personnel with experience in our industry is intense. We believe that our future success depends in critical part on our continued ability to recruit, motivate and retain such qualified personnel.

Directors and Executive Officers
The table below sets forth certain information concerning our directors and executive officers:

Name	Age	Position
Patrick H. Nettles, Ph.D.	75	Executive Chairman of the Board of Directors
Gary B. Smith	58	President, Chief Executive Officer and Director
Stephen B. Alexander	59	Senior Vice President and Chief Technology Officer
James A. Frodsham	52	Senior Vice President and Chief Strategy Officer
Rick L. Hamilton	47	Senior Vice President, Global Software and Services
Scott A. McFeely	55	Senior Vice President, Global Products and Services
James E. Moylan, Jr.	67	Senior Vice President and Chief Financial Officer
Andrew C. Petrik	55	Vice President and Controller
Jason M. Phipps	46	Senior Vice President, Global Sales and Marketing
David M. Rothenstein	50	Senior Vice President, General Counsel and Secretary
Bruce L. Claflin (1)(2)	67	Director
Lawton W. Fitt (2)	65	Director
Patrick T. Gallagher (1)(3)	63	Director
T. Michael Nevens (2)	69	Director
Judith M. O’Brien (1)(3)	68	Director
Joanne B. Olsen (1)(3)	60	Director
Michael J. Rowny (2)	68	Director
_________________________________

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

(3)	Member of the Governance and Nominations Committee
Our Directors hold staggered terms of office, expiring as follows: Ms. Fitt, Dr. Nettles and Mr. Rowny in 2019; Ms. O’Brien and Mr. Smith in 2020, and Mr. Claflin, Mr. Gallagher and Mr. Nevens in 2021. In October 2018, Ms. Olsen was appointed to fill a newly created vacancy in the Board of Directors. Accordingly, she will stand for election at the 2019 Annual Meeting of stockholders and, if elected by stockholders, her term of office will expire in 2020.
     Patrick H. Nettles, Ph.D. has served as a Director of Ciena since April 1994 and as Executive Chairman of the Board of Directors since May 2001. From October 2000 to May 2001, Dr. Nettles was Chairman of the Board of Directors and Chief Executive Officer of Ciena, and he was President and Chief Executive Officer from April 1994 to October 2000. Dr. Nettles serves as a Trustee for the California Institute of Technology and the Georgia Tech Foundation, Inc. Dr. Nettles also serves on the board of directors of The Progressive Corporation and previously served on the board of Axcelis Technologies, Inc., where he was independent chairman of the board. Dr. Nettles has previously served on the boards of directors of Apptrigger, Inc., formerly known as Carrius Technologies, Inc., and Optiwind Corp, a privately held company.
     Gary B. Smith joined Ciena in 1997 and has served as President and Chief Executive Officer since May 2001. Mr. Smith has served on Ciena’s Board of Directors since October 2000. Prior to his current role, his positions with Ciena included Chief Operating Officer and Senior Vice President, Worldwide Sales. Mr. Smith previously served as Vice President of Sales and Marketing for INTELSAT and Cray Communications, Inc. Mr. Smith also serves on the board of directors of CommVault Systems, Inc. and previously served on the board of directors of Avaya Inc. Mr. Smith is a member of the President’s National Security Telecommunications Advisory Committee, the Global Information Infrastructure Commission and the Center for Corporate Innovation (CCI).
     Stephen B. Alexander joined Ciena in 1994 and has served as Chief Technology Officer since September 1998 and as a Senior Vice President since January 2000. Mr. Alexander has previously served as General Manager of Products and Technology and General Manager of Transport and Switching and Data Networking.
     James A. Frodsham joined Ciena in May 2004 and has served as Senior Vice President and Chief Strategy Officer since March 2010 with responsibility for our strategic planning and corporate development activities. Mr. Frodsham previously served as General Manager of Ciena’s former Broadband Access Group and Metro and Enterprise Solutions Group. Prior to joining Ciena, Mr. Frodsham served as chief operating officer of Innovance Networks. Prior to that, Mr. Frodsham was employed in senior level positions with Nortel Networks in product development and marketing strategy. Mr. Frodsham serves on the boards of directors of Innovance Networks and Relogix Inc.
Rick L. Hamilton joined Ciena in October 2016 and has served as Senior Vice President, Global Software and Services since February 2017. Mr. Hamilton is responsible for managing Ciena’s Blue Planet Automation Software and Services portfolio. Mr. Hamilton previously served as Senior Vice President, Global Services & Automation. Prior to joining Ciena, he served as Corporate Vice President, Professional Services for Juniper Networks from January to October 2016. From January 2004 to December 2015, Mr. Hamilton served with Cisco Systems in various services leadership positions, including most recently as Vice President, Cloud & Managed Services.
Scott A. McFeely joined Ciena in March 2010 and has served as Senior Vice President, Global Products and Services since May 2018. Mr. McFeely is responsible for all aspects of Ciena’s networking portfolio including research and development activities relating to its Converged Packet-Optical and Packet Networking portfolios, Platform Software and Services, product line management, supply chain operations, and Global Services. From November 2015 to May 2018, Mr. McFeely served as Senior Vice President, Networking Platforms. From March 2010 to October 2015, he served as Vice President, Global Portfolio Management and Business Operations. Mr. McFeely joined Ciena in connection with its acquisition of Nortel’s Metro Ethernet Networks business, with which he spent more than 20 years in a variety of technical and management roles.
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
     Lawton W. Fitt has served as a Director of Ciena since November 2000. From October 2002 to March 2005, Ms. Fitt served as Director of the Royal Academy of Arts in London. From 1979 to October 2002, Ms. Fitt was an investment banker with Goldman Sachs & Co., where she was a partner from 1994 to October 2002. Ms. Fitt currently serves on the boards of directors of The Carlyle Group LP, The Progressive Corporation and Micro Focus International PLC. Ms. Fitt also has previously served on the boards of directors of ARM Holdings PLC and Thomson Reuters Corporation. Ms. Fitt also serves as a director or trustee of several non-profit organizations.
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
Joanne B. Olsen has served as a Director of Ciena since October 2018. Ms. Olsen previously served as Executive Vice President of Global Cloud Services and Support at Oracle from 2016 until her retirement in August 2017. In that role, she drove Oracle’s cloud transformation services and support strategy, partnering with leaders across all business units. Ms. Olsen previously served as Senior Vice President and leader of Oracle’s applications sales, alliances, and consulting organizations in North America from 2012 through 2016, and from 2010 through 2012 served in various general management positions at Oracle. Ms. Olsen began her career with IBM, where, between 1979 and 2010, she held a variety of executive management positions across sales, global financing and hardware. Ms. Olsen also serves on the board of directors of Teradata Corporation.
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
Our revenue, gross margin and results of operations can fluctuate significantly and unpredictably from quarter to quarter. Our budgeted expense levels are based on our visibility into customer spending plans and our projections of future revenue and gross margin. Visibility into customer spending levels can be uncertain, spending patterns are subject to change, and reductions in our expense levels can take significant time to implement. A significant portion of our quarterly revenue is generated from customer orders received in that same quarter (which we refer to as “book to revenue”). Accordingly, our revenue for a particular quarter is difficult to predict, and a shortfall in expected orders in a given quarter can materially adversely affect our revenue and results of operations for that quarter or future quarterly periods. Additional factors that contribute to fluctuations in our revenue, gross margin and operating results include:

•	changes in spending levels or patterns by customers, particularly with respect to our service provider and Web-scale provider customers;

•	order timing, volume and cancellations;

•	backlog levels;

•	the level of competition and pricing pressure in our industry;

•	the impact of commercial concessions or unfavorable commercial terms required to maintain incumbency or secure new opportunities with key customers;

•	the mix of revenue by product segment, geography and customer in any particular quarter;

•	our level of success in achieving targeted cost reductions and improved efficiencies in our supply chain;

•	the pace and impact of price erosion that we regularly encounter in our markets;

•	our level of success in executing our strategy of capturing additional market share and displacing competitors;

•	our incurrence of start-up costs, including lower margin phases of projects required to support initial deployments, gain new customers or enter new markets;

•	technology-based price compression and the introduction of new platforms with improved price for performance;

•	changing market, economic and political conditions;

•	consolidation activity among our customers and suppliers;

•	the timing of revenue recognition on sales, particularly relating to large orders;

•	installation service availability and readiness of customer sites;

•	availability of components and manufacturing capacity;

•	adverse impact of foreign exchange; and

•	seasonal effects in our business.
As a result of these factors and other conditions affecting our business and operating results, we believe that quarterly comparisons of our operating results are not necessarily a good indication of possible future performance. Quarterly fluctuations from the above factors may cause our revenue, gross margin and results of operations to underperform in relation to our guidance, long-term financial targets or the expectations of financial analysts or investors, which may cause volatility or decreases in our stock price.
A small number of customers account for a significant portion of our revenue. The loss of any of these customers or a significant reduction in their spending could have a material adverse effect on our business and results of operations.

A significant portion of our revenue is concentrated among a small number of customers. For example, our ten largest customers contributed 56.5% of our fiscal 2018 revenue. Historically, our largest customers by revenue principally consisted of large communications service providers. For example, AT&T and Verizon accounted for approximately 12.1% and 10.3% of fiscal 2018 revenue, respectively. As a result of efforts in recent years to diversify our business, our customer base, including some of our largest customers, currently includes Web-scale providers. In addition to their position among our largest customers by revenue, these customers are increasingly important contributors to our overall growth through both our direct sales to this market vertical and their impact on purchases by other network operators. During fiscal 2018, two Web-scale providers were among our top ten customers. Consequently, our financial results and our ability to grow our business are closely correlated with the spending of a relatively small number of customers in these segments. Changes in their levels of network spending or their consumption models for acquiring networking solutions could adversely affect our operating results.

Because a number of our largest customers and our largest customer segment are communications service providers, our business and results of operations can be significantly affected by market, industry or competitive dynamics adversely affecting this segment. Our communications service provider customers continue to face a rapidly shifting competitive landscape as cloud service operators, “over-the-top” (OTT) providers and other content providers challenge their traditional business models and network infrastructures. These dynamics have had an adverse effect on network spending levels in this segment. A number of our service provider customers, including AT&T, with whom we experienced declines in annual revenue during fiscal 2017 and fiscal 2018, have announced various procurement initiatives or efforts to reduce capital expenditures on network infrastructure in future periods that may adversely affect our results of operations. Moreover, a number of our communications service providers and cable operator customers, including AT&T, Verizon and Centurylink, have either recently announced significant acquisition transactions or are in the process of significant related integration activities, including the acquisition of media or content companies. Such transactions have in the past, and may in the future, result in spending delays or deferrals, or changes in preferred vendors, due to changes in strategy or leadership, the timing of regulatory approvals and debt burdens associated with such transactions. Our business and results of operations could be materially adversely affected by these factors and other market, industry or competitive dynamics adversely impacting our customer segments.

We do not have long-term contracts that obligate our customers, including our largest customers, to purchase any minimum or guaranteed volumes, and we conduct sales under purchase orders for which our customers often have the right to modify or cancel. We must regularly compete for and win business with existing customers. Moreover, Web-scale providers tend to operate on shorter procurement cycles than our traditional customers, which can require us to compete to re-win business with these customers more frequently than required with other customers segments. As such, there is no assurance that our incumbency will be maintained at any given customer or that our revenue levels from a customer in a particular period can be achieved in future periods. Customer spending levels can be unpredictable and our sales to any customer could significantly decrease or cease at any time. Our business and results of operations would be materially adversely impacted by the loss of a large customer or reductions in spending or capital expenditure budgets by our largest customers.

We face intense competition that could hurt our sales and results of operations, and we expect the competitive landscape in which we operate to continue to broaden to include additional solutions providers.
We face an intense competitive market for sales of communications networking equipment, software and services. Competition is intense on a global basis, as we and our competitors aggressively seek to capture market share and displace incumbent equipment vendors. A small number of very large vendors have historically dominated our industry, many of which have substantially greater financial and marketing resources, broader product offerings and more established relationships with service providers and other customer segments than we do. In addition, to drive scale and market share gains and meet the intense investment capacity required to keep pace with technology innovation, acquisition activity among vendors of networking solutions has increased. Consolidation in our industry may result in competitors with greater resources, pricing flexibility, or other synergies, that provide them with a competitive advantage.
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
Generally, competition in our markets is based on any one or a combination of the following factors:

•	the ability to meet business needs and drive successful outcomes;

•	functionality, speed, capacity, scalability and performance of solutions;

•	price for performance, cost per bit and total cost of ownership of solutions;

•	incumbency and strength of existing business relationships;

•	ability to offer comprehensive networking solutions, consisting of hardware, software and services;

•	time-to-market in delivering products and features;

•	technology roadmap and forward innovation capacity;

•	company stability and financial health;

•	flexibility and openness of platforms, including ease of integration, interoperability and integrated management;

•	ability to offer solutions that accommodate a range of different consumption models;

•	software and network automation capabilities;

•	manufacturing and lead-time capability; and

•	services and support capabilities.

Part of our strategy is to leverage our technology leadership and to aggressively capture additional market share and displace competitors, particularly with communications service providers internationally. In an effort to maintain our incumbency or to secure new customer opportunities, we have in the past, and may in the future, agree to aggressive pricing, commercial concessions and other unfavorable terms that result in low or negative gross margins on a particular order or group of orders. Competition can also result in onerous commercial and legal terms and conditions that place a disproportionate amount of risk on us.
We expect the competition in our industry to continue to broaden and to intensify, as network operators pursue a diverse range of network strategies and consumption models. As these changes occur, we expect that our business will compete more directly with additional networking solution suppliers, including IP router vendors, data center switch providers and other suppliers or integrators of networking technology. In addition, as we seek increased customer adoption of our Blue Planet Automation Software platform, and as network operator demands for software programmability, management and control increase, we expect to compete more directly with software vendors and information technology vendors or integrators of these solutions. We may also face competition from system and component vendors, including those in our supply chain, that develop networking products based on off-the-shelf or commoditized hardware technology, referred to as “white box” hardware, particularly where a customer's network strategy seeks to emphasize deployment of such product offerings or adopt a disaggregated approach to the procurement of hardware and software. Such an increase in competitive intensity, the emergence of new consumption models, or the entry of new competitors into our markets, may adversely impact our business and results of operations. If competitive pressures increase, or if we fail to compete successfully in our markets, our business and results of operations could suffer.
Our business and operating results could be adversely affected by unfavorable changes in macroeconomic and market conditions and reductions in the level of spending by customers in response to these conditions.
Our business and operating results depend significantly on general market and economic conditions. Market volatility and weakness in the regions in which we operate have previously resulted in sustained periods of decreased demand for our products and services, which has adversely affected our operating results. Macroeconomic and market conditions could be adversely affected by a variety of political, economic or other factors in the United States and international markets, which could in turn adversely affect spending levels of our customers and their end users, and could create volatility or deteriorating conditions in the markets in which we operate. Macroeconomic uncertainty or weakness could result in:

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
The market for communications networking hardware and software solutions is characterized by rapidly evolving technologies, changes in market demand and increasing adoption of software-based networking solutions. We continually invest in research and development to sustain or enhance our existing hardware and software solutions and to develop or acquire new technologies including new software platforms. There is often a lengthy period between commencing these development initiatives and bringing new or improved solutions to market. During this time, technology preferences, customer demand and the markets for our solutions may move in directions that we had not anticipated. There is no guarantee that our new products, including our Blue Planet Automation Software platform, or enhancements to other solutions, will achieve market acceptance or that the timing of market adoption will be as predicted. As a result, there is a significant possibility that some of our development decisions, including significant expenditures on acquisitions, research and development costs, or investments in technologies, will not meet our expectations, and that our investment in some projects will be unprofitable. There is also a possibility that we may miss a market opportunity because we failed to invest or invested too late, in a technology, product or enhancement sought by our customers. Changes in market demand or investment priorities may also cause us to discontinue existing or planned development for new products or features, which can have a disruptive effect on our relationships with customers. If we fail to make the right investments or fail to make them at the right time, competing solutions may be more attractive in the market. As a result, our competitive position may suffer, and our revenue and profitability could be adversely affected.
Network equipment sales to communications service providers, Web-scale providers and other large customers often involve lengthy sales cycles and protracted contract negotiations that may require us to agree to commercial terms or conditions that negatively affect pricing, risk allocation, payment and the timing of revenue recognition.
Our sales initiatives, particularly with communications service providers, Web-scale providers and other large customers, often involve lengthy sales cycles. These selling efforts often involve a significant commitment of time and resources by us and our customers that may include extensive product testing, laboratory or network certification, network or region-specific product certification and homologation requirements for deployment in networks. Even after a customer awards its business to us or decides to purchase our solutions, the length of deployment time can vary depending upon the customer’s schedule, site readiness, the size of the network deployment, the degree of custom configuration required and other factors. Additionally, these sales also often involve protracted and sometimes difficult contract negotiations in which we may deem it necessary to agree to unfavorable contractual or commercial terms that adversely affect pricing, expose us to penalties for delays or non-performance and require us to assume a disproportionate amount of risk. To maintain incumbency with key customers for existing and future business opportunities, we may be required to offer discounted pricing, make commercial concessions or offer less favorable terms as compared to our historical business arrangements with these customers. We may also be requested to provide deferred payment terms, vendor or third-party financing or other alternative purchase structures that extend the timing of payment and revenue recognition. Alternatively, customers may insist upon terms and conditions that we deem too onerous or not in our best interest, and we may be unable to reach a commercial agreement. As a result, we may incur substantial expense and devote time and resources to potential sales opportunities that never materialize or result in lower than anticipated sales.
If the market for software solutions does not evolve in the way we anticipate or if customers do not adopt our Blue Planet solutions, we may not be able to monetize our software assets and realize a key part of our business strategy.
A key part of our business strategy depends on our ability to commercialize and gain market adoption for our Blue Planet Automation Software platform. If the markets relating to software solutions for network automation, including service orchestration, route optimization, analytics and assurance and SDN or NFV, do not develop as we anticipate, or if we are unable to increase market awareness and adoption of our Blue Planet solutions as a preferred solution within those markets, demand for our Blue Planet solutions may not grow. Our long-term success in the software market will depend to a significant extent on both potential customers recognizing the benefits of our next-generation Blue Planet software solutions, and the willingness of service providers and high-performance data center and other network operators to increase software programmability and automation within their networks. We have a limited history in commercializing and selling these software solutions and have only recently acquired elements of our Blue Planet portfolio to facilitate our go to market strategy for these solutions. Moreover, the market for these solutions is at an early stage, and it is difficult to predict important trends, including the potential growth, if any, of this market. If the market for these software solutions does not evolve in the way we anticipate or if customers do not adopt our solutions, we may not to be able to increase sales of our Blue Planet platform, and a key part of our business strategy would be adversely affected.
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
Our hardware and software networking solutions, including our coherent optical modem components, are based on complex technology, and we can experience unanticipated delays in developing, manufacturing and introducing these solutions to market. Delays in product development efforts by us or our supply chain may affect our reputation with customers, affect our ability to seize market opportunities and impact the timing and level of demand for our products. The development of new technologies may increase the complexity of supply chain management or require the acquisition, licensing or interworking with the technology of third parties. As a result, each step in the development cycle of our products presents serious risks of failure, rework or delay, any one of which could adversely affect the cost-effectiveness and timely development of our products. We may encounter delays relating to engineering development activities and software, design, sourcing and manufacture of critical components, and the development of prototypes. In addition, intellectual property disputes, failure of critical design elements and other execution risks may delay or even prevent the release of these products. If we do not successfully develop or produce products in a timely manner, our competitive position may suffer, and our business, financial condition and results of operations could be harmed.
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
A substantial portion of our products are manufactured by third-party contract manufacturers in Mexico. The United States, Canada and Mexico have only recently reached an agreement to update the North American Free Trade Agreement. The new United States-Mexico-Canada Agreement is not yet in effect and requires additional approvals, including legislative approval. In addition, the U.S. has generally indicated a willingness to revise, renegotiate, or terminate various multilateral trade agreements and to impose new taxes on certain goods imported into the U.S. Such steps, if adopted, could adversely impact our business and operations, and may make our products less competitive in the U.S. and other markets. At this time, it remains unclear what additional actions, if any, will be taken by the U.S. government with respect to such trade agreements, tax policy related to international commerce, or the imposition of tariffs on goods imported into the U.S. There can be no assurance that any future legislation or executive action in the U.S. relating to tax policy and trade regulation would not adversely affect our business, operations and financial results.
Our reliance upon third-party component suppliers, including sole and limited source suppliers, exposes our business to additional risk and could limit our sales, increase our costs and harm our customer relationships.
We maintain a global sourcing strategy and depend on third-party suppliers in international markets for support in our product design and development, and in the sourcing of key product components and subsystems. Our products include optical and electronic components for which reliable, high-volume supply is often available only from sole or limited sources. We do not have any guarantees of supply from our third-party suppliers, and in certain cases we have limited contractual arrangements or are relying upon standard purchase orders. As a result, there is no assurance that we will be able to secure the components or subsystems that we require, in sufficient quantity and quality, and on reasonable terms. The loss of a source of supply, or lack of sufficient availability of key components, could require that we locate an alternate source or redesign our products, either of which could result in business interruption and increased costs and could negatively affect our product gross margin and results of operations. There are a number of significant technology trends or developments underway or emerging, including the Internet of Things, autonomous vehicles and mobile communication adoption, that have during fiscal 2018 and can be expected in the future to result in increased market demand for key raw materials or components. Increases in market demand or scarcity of resources or manufacturing capability have resulted, and may in the future result, in shortages in availability of important components for our solutions, product allocation challenges, deployment delays and increased lead times and delivery cycles.

We are exposed to risks relating to unfavorable economic conditions and a wide range of challenges affecting the businesses and results of operations of our component suppliers. These challenges can affect their material costs, sales, liquidity levels, ability to continue investing in their businesses, ability to import or export goods, ability to meet development commitments and manufacturing capability. For example, there have been a number of recent geopolitical events involving the governments of the United States and China – including potential tariffs and trade restrictions by both countries and China’s announcement of a five-year plan to invest in a domestic optical components industry – may have an adverse impact on certain of our component suppliers in one or more of these respects. These and other industry, market and regulatory disruptions and challenges affecting our suppliers could expose our business to increased costs, loss or lack of supply, or discontinuation of components that can result in lost revenue, additional product costs, increased lead times and deployment delays that could harm our business and customer relationships.

We have experienced, and may experience in the future, consolidation among suppliers of our components. Consolidation in the optical components and semiconductor industry can result in a reduction in the number of suppliers available to us, which can negatively impact our ability to access components or the price we have to pay for such components. Moreover, our access to necessary components could be adversely impacted by evolving competitive landscapes, converging solutions offerings and competition from component vendors, including those in our supply chain, that develop competing networking products for emerging consumptions models, including pluggable modem technology or offerings based on off-the-shelf or commoditized hardware technology, referred to as “white box” hardware.

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
The development and production of sophisticated hardware and software for communications network equipment is highly complex. Some of our products can be fully tested only when deployed in communications networks or when carrying traffic with other equipment, and software products may contain bugs that can interfere with expected performance. As a result, undetected defects or errors, and product quality, interoperability, reliability and performance problems are often more acute for initial deployments of new products and product enhancements. We have recently launched, and are in the process of launching, a number of new hardware and software offerings, including evolutions of our WaveLogic coherent optical chipset, packet networking platforms and solutions targeting access and metro networks and data center interconnect applications. Unanticipated product performance problems can relate to the design, manufacturing, installation, operation and interoperability of our products. Undetected errors can also arise as a result of defects in components, software or manufacturing, installation or maintenance services supplied by third parties, and technology acquired from or licensed by third parties. From time to time we have had to replace certain components, provide software remedies or other remediation in response to defects or bugs, and we may have to do so again in the future. Remediation of such events could materially adversely impact our business and results of operations. In addition, we may encounter unanticipated security vulnerabilities relating to our products or the activities of our supply chain. Our products are used customer networks transmitting a range of sensitive information and any actual or perceived exposure of our solutions to malicious software or cyber-attacks, could adversely affect our business and results of operations. Product performance, reliability, security and quality problems can negatively affect our business, and may result in some or all of the following effects:

•	damage to our reputation, declining sales and order cancellations;

•	increased costs to remediate defects or replace products;

•	payment of liquidated damages, contractual or similar penalties, or other claims for performance failures or delays;

•	increased warranty expense or estimates resulting from higher failure rates, additional field service obligations or other rework costs related to defects;

•	increased inventory obsolescence;

•	costs, liabilities and claims that may not be covered by insurance coverage or recoverable from third parties; and

•	delays in recognizing revenue or collecting accounts receivable.
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
We market, sell and service our products globally, maintain personnel in numerous countries, and rely upon a global supply chain for sourcing important components and manufacturing our products. Our international sales and operations are subject to inherent risks, including:

•	social, political and economic conditions in countries outside the United States;

•	effects of adverse changes in currency exchange rates;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulty and cost of staffing and managing foreign operations;

•	higher incidence of corruption or unethical business practices;

•	less protection for intellectual property rights in some countries;

•	tax and customs changes that adversely impact our global sourcing strategy, manufacturing practices, transfer-pricing, or competitiveness of our products for global sales;

•	compliance with certain testing, homologation or customization of products to conform to local standards;

•
significant changes to free trade agreements, trade protection measures, tariffs, export compliance, domestic preference procurement requirements, qualification to transact business and additional regulatory requirements; and

•	natural disasters, epidemics and acts of war or terrorism.
Our international operations are subject to complex foreign and U.S. laws and regulations, including anti-bribery and corruption laws, antitrust or competition laws, environmental regulations and data privacy laws, among others. In particular, recent years have seen a substantial increase in anti-bribery law enforcement activity by U.S. regulators, and we currently operate and seek to operate in many parts of the world that are recognized as having a greater potential for corruption. Violations of any of these laws and regulations could result in fines and penalties, criminal sanctions against us or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in certain geographies, and significant harm to our business reputation. We cannot assure that our policies and procedures to ensure compliance with these laws and regulations and to mitigate these risks will protect us from all acts committed by our employees or third-party vendors, including contractors, agents and services partners. Additionally, the costs of complying with these laws (including the costs of investigations, auditing and monitoring) could adversely affect our current or future business.
The U.S. government has indicated a willingness to revise, renegotiate, or terminate various, existing multilateral trade agreements and to impose new taxes on certain goods imported into the U.S. Because we rely upon a global sourcing strategy and third-party contract manufacturers in markets outside of the U.S. to perform substantially all of the manufacturing of our products, such steps, if adopted, could adversely impact our business and operations, and may make our products less competitive in the U.S. and other markets. At this time, it remains unclear what additional actions, if any, the U.S. government will take with respect to such trade agreements, tax policy related to international commerce, or imposition of tariffs on goods imported into the U.S. There can be no assurance that any future legislation or executive action in the U.S. relating to tax policy and trade regulation would not adversely affect our business, operations and financial results.
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
Our go to market activities and the distribution of our WaveLogic coherent technology within the merchant modem market could expose us to increased or new forms of competition, or adversely affect our systems business and results of operations.
We recently entered the merchant modem market to monetize our coherent optical technology, expand our addressable market and address a range of customer consumption models for networking solutions. Making our critical technology available in this manner could adversely impact the sale of products in our existing systems business. For example, our customers may choose to adopt disaggregated consumption models or third-party solutions that embed Ciena-designed optical modules instead of purchasing systems-based solutions from us. Accordingly, we may encounter situations where we are competing for opportunities in the market directly against a system from one of our competitors that incorporates Ciena-designed modules. Making this key technology available and enabling third-party sales of Ciena-designed modules may adversely affect our competitive position and increase the risk that third parties misappropriate or attempt to use our technology or related intellectual property without our authorization. These and other risks or unanticipated liabilities or costs associated with the sales of our WaveLogic coherent technology could harm our reputation and adversely affect our business and our results of operations. Our go to market activities and the distribution of our WaveLogic coherent technology within the merchant modem market could expose us to increased or new forms of competition, or adversely affect our systems business and results of operation.
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
We integrate third-party software and other technology into our operating system, network management, and intelligent automation software and other products. As network operators adopt software management and control and virtualized network functions, we believe that we will be increasingly required to work with third-party technology providers. As a result, we may be required to license certain software or technology from third parties, including competitors. Licenses for software or other technology may not be available or may not continue to be available to us on commercially reasonable terms. Third-party licensors may insist on unreasonable financial or other terms in connection with our use of such technology. Our failure to comply with the terms of any license may result in our inability to continue to use such license, which may result in significant costs, harm our market opportunities and require us to obtain or develop a substitute technology.
Our solutions, including our Blue Planet Automation Software platform, utilize elements of open source or publicly available software. As network operators seek to enhance programmability and automation of networks, we expect that we and other communications networking solutions vendors will increasingly contribute to and use technology or open source software developed by standards settings bodies or other industry forums that seek to promote the integration of network layers and functions. The terms of such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. This increases our risks associated with our use of such software and may require us to seek licenses from third parties, to re-engineer our products or to discontinue the sale of such solutions. Difficulty obtaining and maintaining technology licenses with third parties may disrupt development of our products, increase our costs and adversely affect our business.
Data security breaches and cyber-attacks could compromise our intellectual property or other sensitive information and cause significant damage to our business and reputation.
 In the ordinary course of our business, we maintain on our network systems, and the networks of our third-party providers, certain information that is confidential, proprietary or otherwise sensitive in nature. This information includes intellectual property, financial information and confidential business information relating to us and our customers, suppliers and other business partners. Companies in the technology industry have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access to networks or sensitive information. Our network systems and storage applications, and those systems and storage and other business applications maintained by our third-party providers, have in the past and may in the future be subject to attempts to gain unauthorized access, breach, malfeasance or other system disruptions. In some cases, it is difficult to anticipate or to detect immediately such incidents and the damage caused thereby. If an actual or perceived breach of security occurs in our network, we could incur significant costs and our reputation could be harmed. While we continually work to safeguard our internal network systems and validate the security of our third party providers, to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches. We have been subjected in the past to a range of incidents including phishing, emails purporting to come from an executive or vendor seeking payment requests, and communications from look alike corporate domains. While these have not had a material effect on our business or our network security to date, security incidents involving access or improper use of our systems, networks or products could compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations. These security events could also negatively impact our reputation and our competitive position and could result in litigation with third parties, regulatory action, loss of business, potential liability and increased remediation costs, any of which could have a material adverse effect on our financial condition and results of operations.
We rely on third-party resellers and distribution partners to sell our solutions, and our failure to effectively develop and manage these relationships could adversely affect our business and result of operations.
In order to sell into new geographic markets, diversify our customer base and broaden the application for our solutions, and to complement our global field resources, we rely on a number of third-party resellers, distribution partners and sales agents, both domestic and international, and we expect these relationships to be an important part of our business. There can be no assurance that we will successfully identify and qualify these resources or that we will realize the expected benefits of these sales relationships. Our failure to effectively identify, develop and manage our third-party sales relationships could adversely affect our business, growth and result of operations. We must also assess and qualify resellers, distribution partners and sales agents under our channel programs to ensure their understanding of and willingness and ability to adhere to our Code of Business Conduct and Ethics and ethical business practices. We may be held responsible or liable for the actions or omissions of these third parties. Actions, omissions or violations of law by our third-party sales partners or agents could have a material adverse effect on our business, operating results and financial condition.
Our failure to manage our relationships with third-party service partners effectively could adversely impact our financial results and relationships with customers.
We rely on a number of third-party service partners, both domestic and international, to complement our global service and support resources. We rely upon these partners for certain installation, maintenance and support functions. In addition, as network operators increasingly seek to rely on vendors to perform additional services relating to the design, construction and operation of their networks, the scope of work performed by our support partners is likely to increase and may include areas where we have less experience providing or managing such services. We must successfully identify, assess, train and certify qualified service partners in order to ensure the proper installation, deployment and maintenance of our products, as well as to ensure the skillful performance of other services associated with expanded solutions offerings, including site assessment and construction-related services. We must also assess and certify service partners in order to ensure their understanding of and willingness and ability to adhere to our Code of Business Conduct and Ethics and ethical business practices. Vetting and certification of these partners can be costly and time-consuming, and certain partners may not have the same operational history, financial resources and scale as we have. Moreover, certain service partners may provide similar services for other companies, including our competitors. We may not be able to manage our relationships with our service partners effectively, and we cannot be certain that they will be able to deliver services in the manner or time required, that we will be able to maintain the continuity of their services, or that they will adhere to our approach to ethical business practices. We may also be exposed to a number of risks or challenges relating to the performance of our service partners, including:

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
In the course of our business, we are, and in the future may be, a party to legal proceedings, investigations and other claims or disputes, which have related and may relate to subjects including commercial transactions, intellectual property, securities, employee relations, or compliance with applicable laws and regulations. A description of certain of these matters can be found in Note 24, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. Among these matters, in September 2017 we voluntarily contacted the Securities and Exchange Commission and the U.S. Department of Justice to advise them of an internal investigation that we initiated to determine whether certain payments to an individual employed by a customer in a country in the ASEAN region may have violated applicable laws and regulations, including the U.S. Foreign Corrupt Practices Act.
Legal proceedings and investigations are inherently uncertain and we cannot predict their duration, scope, outcome or consequences. There can be no assurance that these or any such matters that have been or may in the future be brought against us will be resolved favorably. In connection with any government investigations, in the event the government takes action against us or the parties resolve or settle the matter, we may be required to pay substantial fines or civil and criminal penalties and/or be subject to equitable remedies, including disgorgement or injunctive relief. And, other legal or regulatory proceedings, including lawsuits filed by private litigants, may also follow as a consequence. These matters are likely to be expensive and time-consuming to defend, settle and/or resolve, and may require us to implement certain remedial measures that could prove costly or disruptive to our business and operations. They may also cause damage to our business reputation. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
Growth of our business is dependent upon the proper functioning and scalability of our internal business processes and information systems. Adoption of new systems, modifications or interruptions of services may disrupt our business, processes and internal controls.
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
Outstanding indebtedness under our senior secured credit facilities may adversely affect our liquidity and results of operations and could limit our business.
We are a party to credit agreements relating to a $250 million senior secured asset-based revolving credit facility and an outstanding senior secured term loan with approximately $700.0 million repayable at maturity in fiscal 2025. The agreements governing these credit facilities contain certain covenants that limit our ability, among other things, to incur additional debt, create liens and encumbrances, pay cash dividends, redeem or repurchase stock, enter into certain acquisition transactions or transactions with affiliates, repay certain indebtedness, make investments, or dispose of assets. The agreements also include customary remedies, including the right of the lenders to take action with respect to the collateral securing the loans, that would apply should we default or otherwise be unable to satisfy our debt obligations.
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
We may also enter into additional debt transactions or credit facilities, including equipment loans, working capital lines of credit, senior notes and other long-term debt, which may increase our indebtedness and result in additional restrictions upon our business. In addition, major debt rating agencies regularly evaluate our debt based on a number of factors. There can be no assurance that we will be able to maintain our existing debt ratings, and failure to do so could adversely affect our cost of funds, liquidity and access to capital markets.
Significant volatility and uncertainty in the capital markets may limit our access to funding on favorable terms or at all.
The operation of our business requires significant capital. We have accessed the capital markets in the past and have successfully raised funds, including through the issuance of equity, convertible notes and other indebtedness, to increase our cash position, support our operations and undertake strategic growth initiatives. We regularly evaluate our liquidity position, debt obligations and anticipated cash needs to fund our long-term operating plans, and we may consider it necessary or advisable to raise additional capital or incur additional indebtedness in the future. If we raise additional funds through further issuance of equity or securities convertible into equity, or undertake certain transactions intended to address our existing indebtedness, our existing stockholders could suffer dilution in their percentage ownership of our company or our leverage and outstanding indebtedness could increase. Global capital markets have undergone periods of significant volatility and uncertainty in the past, and there can be no assurance that such financing alternatives will be available to us on favorable terms or at all, should we determine it necessary or advisable to seek additional capital.
The potential effects of the referendum on the UK’s membership in the European Union remain uncertain.
In June 2016, the United Kingdom (UK) held a referendum in which voters approved an exit from the European Union (EU), commonly referred to as "Brexit," and in March 2017, notified the EU that it intended to exit as provided in Article 50 of the Treaty on European Union. The terms of the withdrawal are subject to ongoing negotiation that has created significant uncertainty about the future relationship between the UK and the EU. It is possible that the level of economic activity in this region will be adversely impacted and that there will be increased regulatory and legal complexities, including those relating to tax, trade, security and employees. Such changes could be costly and potentially disruptive to our operations and business relationships in these markets. In addition, Brexit could lead to economic uncertainty, including significant volatility in global stock markets and currency exchange rates, that may adversely impact our business. While we have adopted certain financial measures to reduce the risks of doing business internationally, we cannot ensure that such measures will be adequate to allow us to operate without disruption or adverse impact to our business and financial results in the affected regions.
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
Competition to attract and retain highly skilled technical, engineering and other personnel with experience in our industry is intense, and our employees have been the subject of targeted hiring by our competitors. Competition is particularly intense in certain jurisdictions where we have research and development centers, including the Silicon Valley area of northern California, and we may experience difficulty retaining and motivating existing employees and attracting qualified personnel to fill key positions. Because we rely upon equity awards as a significant component of compensation, particularly for our executive team, a lack of positive performance in our stock price, reduced grant levels, or changes to our compensation program may adversely affect our ability to attract and retain key employees. In addition, none of our executive officers is bound by an employment agreement for any specific term. The loss of members of our management team or other key personnel could be disruptive to our business and, were it necessary, it could be difficult to replace members of our management team or other key personnel. If we are unable to attract and retain qualified personnel, we may be unable to manage our business effectively, and our operations and financial results could suffer.
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
In December 2017, the FCC voted to roll back its 2015 order regulating broadband internet service providers as telecommunications service carriers under Title II of the Telecommunications Act. This decision repeals net neutrality regulations that prohibit blocking, degrading or prioritizing certain types of internet traffic and restores the light touch regulatory treatment of broadband service in place prior to 2015. Although the FCC has preempted state jurisdiction on net neutrality, at least two states, Montana and New York have already taken executive action directed at reinstating aspects of the FCC’s 2015 order. In addition, in September 2018, California passed legislation that seeks to reestablish net neutrality. Changes in regulatory requirements or uncertainty associated with the regulatory environment could delay or serve as a disincentive to investment in network infrastructures by network operators, which could adversely affect the sale of our products and services. Similarly, changes in regulatory tariff requirements or other regulations relating to pricing or terms of carriage on communications networks could slow the development or expansion of network infrastructures and adversely affect our business, operating results, and financial condition.
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
Our operations are regulated under various federal, state, local and international laws relating to the environment and potential climate change. If we were to violate or become liable under these laws or regulations, we could incur fines, costs related to damage to property or personal injury and costs related to investigation or remediation activities. Our product design efforts and the manufacturing of our products are also subject to evolving requirements relating to the presence of certain materials or substances in our equipment, including regulations that make producers for such products financially responsible for the collection, treatment and recycling of certain products. For example, our operations and financial results may be negatively affected by environmental regulations, such as the Waste Electrical and Electronic Equipment (WEEE) and Restriction of the

Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) that have been adopted by the European Union. Compliance with these and similar environmental regulations may increase our cost of designing, manufacturing, selling and removing our products. The SEC has adopted disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries (“DRC”) and disclosure requirements with respect to procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals from the DRC. Certain of these minerals are present in our products. SEC rules implementing these requirements may have the effect of reducing the pool of suppliers that can supply DRC “conflict free” components and parts, and we may not be able to obtain conflict free products or supplies in sufficient quantities for our operations. Because our supply chain is complex, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to verify sufficiently the origins for the “conflict minerals” used in our products and cannot assert that our products are “conflict free.” Environmental or similar social initiatives may also make it difficult to obtain supply of compliant components or may require us to write off non-compliant inventory, which could have an adverse effect on our business and operating results.
We may be required to write down the value of certain significant assets which would adversely affect our operating results.
We have a number of significant assets on our balance sheet as of October 31, 2018 and the value of these assets can be adversely impacted by factors related to our business and operating performance, as well as factors outside of our control. As of October 31, 2018, our balance sheet includes a $745.0 million net deferred tax asset. The value of our net deferred tax assets can be significantly impacted by changes in tax policy or our tax planning strategy. For example, the Tax Cuts and Jobs Act (the “Tax Act”) required us to write down our net deferred tax asset by approximately $438.2 million in fiscal 2018. If any additional write downs are required, our operating results may be materially adversely affected.

As of October 31, 2018, our balance sheet also includes $298.0 million of goodwill. We test each reporting unit for impairment of goodwill on an annual basis and, between annual tests, if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. As of October 31, 2018, our balance sheet also includes $486.0 million in long-lived assets, which includes $148.2 million of intangible assets. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These assumptions are used to forecast future, undiscounted cash flows upon which our estimates are based. The value of our net deferred tax asset above may also be subject to change in the future, based on our actual or projected generation of future taxable income. If market conditions or our forecasts for our business or any particular operating segment change, we may be required to reassess the value of these assets. We could be required to record an impairment charge against our goodwill and long-lived assets or a valuation allowance against our deferred tax assets. Any write down of the value of these significant assets would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial write down or charge, our operating results would be materially adversely affected in such period.
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
Our stock price is volatile.
Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. Volatility in our stock price can arise as a result of a number of the factors discussed in this “Risk Factors” section. During fiscal 2018, our closing stock price ranged from a high of $32.07 per share to a low of $19.57 per share. The stock market has experienced significant price and volume fluctuation that has affected the market price of many technology companies, with such volatility often unrelated to the operating performance of these companies. Divergence between our actual results and our forward-looking guidance for such results, the published expectations of investment analysts, or the expectations of the market generally, can cause significant swings in our stock price. Our stock price can also be affected by market conditions in our industry as well as announcements that we, our competitors, vendors or our customers may make. These may include announcements by us or our competitors of financial results or changes in estimated financial results, technological innovations, the gain or loss of customers, or other strategic initiatives. Our common stock is also included in certain market indices, and any change in the composition of these indices to exclude our company would adversely affect our stock price. These and other factors affecting macroeconomic conditions or financial markets may materially adversely affect the market price of our common stock in the future.
Changes in effective tax rates and other adverse outcomes with taxing authorities could adversely affect our results of operations.
Our future effective tax rates could be subject to volatility or adversely affected by changes in tax laws, regulations, accounting principles, or interpretations thereof. The impact of income taxes on our business can also be affected by a number of items relating to our business. These may include estimates for and the actual geographic mix of our earnings; changes in the valuation of our deferred tax assets; the use or expiration of net operating losses or research and development credit arrangements applicable to us in certain geographies; and changes in our methodology for transfer pricing, valuing developed technology or conducting intercompany arrangements. On December 22, 2017, the Tax Act was signed into law and introduced significant changes to U.S. federal corporate tax law. These changes include a reduction to the federal corporate income tax rate, the current taxation of certain foreign earnings, the imposition of base-erosion prevention measures which may limit the deductions relating to certain intercompany transactions, and possible limitations on the deductibility of net interest expense or corporate debt obligations. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates that are based on then current interpretations of the Tax Act and could be affected by changing interpretations of the Act, as well as additional legislation and guidance around the Act. Any refinements to tax estimates are difficult to predict and could impact our financial results. We are also subject to the continuous examination of our income tax and other returns by the Internal Revenue Service and other tax authorities and have a number of such reviews underway at any time. It is possible that tax authorities may disagree with certain positions we have taken and an adverse outcome of such a review or audit could have a negative effect on our financial position and operating results. There can be no assurance that the outcomes from such examinations, or changes in our effective tax rates, will not have an adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
     Overview. As of October 31, 2018, all of our properties are leased, and we do not own any real property. We lease facilities globally related to the ongoing operations of our three business segments and related functions. Our principal executive offices are located in two buildings in Hanover, Maryland.
Our largest facilities are our research and development centers located in Ottawa, Canada and Gurgaon, India. We also have engineering and/or service delivery facilities located in San Jose, California; Petaluma, California; Alpharetta, Georgia; Quebec, Canada; Austin, Texas; Pune, India; and Rostov and Taganrog, Russia. In addition, we lease various smaller offices in the United States, Canada, Mexico, South America, Europe, the Middle East and the Asia-Pacific region to support our sales and services operations. We believe the facilities we are now using are adequate and suitable for our business requirements.
Hanover, Maryland Headquarters Lease. We entered into an agreement dated November 3, 2011, with W2007 RDG Realty, L.L.C. relating to a 15-year lease of office space for our corporate headquarters in Hanover, Maryland, consisting of an agreed-upon rentable area of approximately 154,100 square feet.
Ottawa Leases. On October 23, 2014, Ciena Canada, Inc. entered into an 18-year lease agreement for the office building located at 5050 Innovation Drive, Ottawa, Canada, consisting of a rentable area of 170,582 square feet. In addition, on April 15, 2015, Ciena Canada, Inc. entered into a 15-year lease agreement for two new office buildings adjacent to the building at 5050 Innovation Drive, located at 383 and 385 Terry Fox Drive, Ottawa, Canada, consisting of a rentable area of approximately 254,318 square feet.
Gurgaon Leases. On October 12, 2016, Ciena India Pvt. Ltd. entered into a five-year rental agreement for an office building located at Plot No. 13, Echelon Institutional Sector 32, Gurgaon, which is adjacent to another building rented by Ciena India Pvt. Ltd., located at Plot No. 14, Echelon Institutional Sector 32, Gurgaon. The Gurgaon offices consist of a rentable area of approximately 282,580 square feet.
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

Item 4. Mine Safety Disclosures

Not applicable.
PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
a) Our common stock is traded on the New York Stock Exchange under the stock symbol “CIEN.”
As of December 14, 2018, there were approximately 946 holders of record of our common stock and 156,481,822 shares of common stock outstanding. We have never paid cash dividends on our capital stock. We currently intend to retain earnings for use in our business, and we do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities
The following table provides a summary of repurchases of our common stock during the fourth quarter of fiscal 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands)
August 1, 2018 to August 31, 2018	425,900	$26.10	425,900	$214,097
September 1, 2018 to September 30, 2018	319,217	$30.69	319,217	$204,300
October 1, 2018 to October 31, 2018	517,566	$29.53	517,566	$189,019
Total	1,262,683	$28.66	1,262,683
(1) On December 7, 2017, we announced that our Board of Directors authorized a program to repurchase up to $300 million of our common stock through the end of fiscal 2020. Shares reported in this table were repurchased under this program. Effective December 13, 2018, this program was terminated and replaced by a new program to repurchase up to $500 million of our common stock. The amount and timing of repurchases are subject to a variety of factors including liquidity, cash flow, stock price and general business and market conditions. The program may be modified, suspended, or discontinued at any time. See Note 19 to the Consolidated Financial Statements in Item 8 of Part II of this Report for information regarding the share repurchase program authorized by our Board of Directors.

Stock Performance Graph
The following graph shows a comparison of cumulative total returns for an investment in our common stock, the S&P Telecom Select Index and the S&P Global SmallCap Index from October 31, 2013 to October 31, 2018. The S&P Telecom Select Industry Index comprises stocks in the S&P Total Market Index that are classified in the Global Industry Classification Standard as alternative carriers, communications equipment, integrated telecom services and wireless telecom services sub-industries. The S&P Global SmallCap Index comprises the stocks representing the lowest 15% of float-adjusted market cap in each developed and emerging country. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended, or the Exchange Act.

Assumes $100 invested in Ciena Corporation, the S&P Telecom Select Index and the S&P Global SmallCap Index, respectively, on October 31, 2013 with all dividends reinvested at month-end.
(b) Not applicable.
(c) Not applicable.

Item 6. Selected Consolidated Financial Data
The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the notes thereto included in Item 8, “Financial Statements and Supplementary Data” in Part II of this annual report. We have a 52 or 53-week fiscal year, which ends on the Saturday nearest to the last day of October in each year. For purposes of financial statement presentation, each fiscal year is described as having ended on October 31. Fiscal 2018 consisted of 53 weeks and fiscal 2017, 2016, 2015 and 2014 each consisted of 52 weeks.

	Year Ended October 31, (in thousands, except per share data)
	2018 (1) (2) (3) (4)	2017 (2) (3) (4)	2016 (2) (3)	2015	2014
Revenue	$3,094,286	$2,801,687	$2,600,573	$2,445,669	$2,288,289
Gross profit	$1,314,690	$1,245,786	$1,161,576	$1,075,563	$948,352
Income from operations	$229,946	$214,722	$156,169	$100,448	$45,704
Provision (benefit) for income taxes	$493,471	$(1,105,827)	$14,134	$12,097	$13,964
Net income (loss)	$(344,690)	$1,261,953	$72,584	$11,667	$(40,637)
Basic net income (loss) per common share	$(2.40)	$8.89	$0.52	$0.10	$(0.38)
Diluted net income (loss) per potential common share	$(2.49)	$7.53	$0.51	$0.10	$(0.38)
Weighted average basic common shares outstanding	143,738	141,997	138,312	118,416	105,783
Weighted average diluted potential common shares outstanding	143,738	169,919	150,704	120,101	105,783
Net cash provided by operating activities	$229,261	$234,882	$289,520	$262,112	$89,816
Cash used for repurchase of common stock - repurchase program	$110,981	$—	$—	$—	$—

Cash, cash equivalents and investments	$953,374	$969,429	$1,143,035	$1,021,183	$776,982
Deferred tax asset, net	$745,039	$1,155,104	$1,116	$—	$—
Total assets	$3,756,523	$3,951,711	$2,873,575	$2,685,001	$2,058,842
Short-term and long-term debt, net	$693,450	$935,981	$1,253,682	$1,264,089	$1,451,064
Total liabilities	$1,827,189	$1,815,369	$2,107,234	$2,064,125	$2,128,457
Stockholders’ equity (deficit)	$1,929,334	$2,136,342	$766,341	$620,876	$(69,615)

(1) See Note 2 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for additional information regarding the acquisitions of Packet Design, LLC (“Packet Design”) on July 2, 2018 and DonRiver Holdings, LLC (“DonRiver”) on October 1, 2018. See also Note 19 to the Consolidated Financial Statements in Item 8 of Part II of this Report for information regarding a share repurchase program authorized by our Board of Directors.
(2) See Note 16 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for additional information regarding changes in our short-term and long-term debt.
(3) See Note 18 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for additional information regarding changes in our weighted average basic and diluted potential common shares outstanding.
(4) Net income, deferred tax asset, net, total assets and stockholders’ equity for fiscal 2018 reflect a $472.8 million impact for the remeasurement of the net deferred tax assets and the federal transition tax and fiscal 2017 reflects a $1.2 billion deferred tax asset valuation allowance reversal. See Note 20 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for additional information.

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

Overview

We are a networking systems, services and software company, providing solutions that enable a wide range of network operators to deploy and manage next-generation networks that deliver services to businesses and consumers. We provide network hardware, software and services that support the transport, switching, aggregation, service delivery and management of video, data and voice traffic on communications networks. Our solutions are used by communications service providers, cable and multiservice operators, Web-scale providers, submarine network operators, governments, enterprises, research and education (R&E) institutions and other emerging network operators.

Our solutions include a diverse portfolio of high-capacity Networking Platform products, which can be applied from the network core to network access points, and which allow network operators to scale capacity, increase transmission speeds, allocate traffic and adapt dynamically to changing end-user service demands. We also offer Platform Software that provides management and domain control of our next-generation packet and optical platforms and automates network lifecycle operations including provisioning equipment and services. In addition, through our comprehensive suite of Blue Planet Automation Software, we enable network operators to use network data and analytics to drive enhanced automation across multi-vendor and multi-domain network environments, accelerate service delivery and enable an increasingly predictive and autonomous network infrastructure. To complement our hardware and software solutions, we offer a broad range of attached and software-related services that help our customers design, optimize, integrate, deploy, manage and maintain their networks and associated operational environments. Through our complete portfolio of solutions, we enable our customers to transform their network into a dynamic, programmable environment driven by automation and analytics, which we refer to as the Adaptive Network. Our solutions for the Adaptive Network create business and operational value for our customers, enabling them to introduce new revenue-generating services, reduce costs and maximize the return on their network infrastructure investment.

Market Opportunity

The markets in which we sell our communications networking solutions have seen significant changes in recent years, including rapid growth in bandwidth demand, proliferation of cloud-based services and heightened end-user service demands. We have also seen the impact of Web-scale network operators and their services on the business models and network infrastructures of communication service providers. These conditions have placed significant demands on networks and altered the overall competitive landscape of network operators. Existing and emerging network operators are competing to distinguish their service offerings and rapidly introduce differentiated, revenue-generating services, while managing the costs of their networks and seeking to ensure a profitable business model. Network operators are under pressure to constrain their capital expenditure budgets and cannot grow their network spending at the rate of bandwidth growth. As a result, the markets in which we operate expect new and more robust solutions that increase capacity or features and that are more cost-effective to operate. We believe that these dynamics, and the need to adapt to rapidly changing business and network demands, will cause network operators to leverage increased software-based network control and programmability and to evolve their infrastructures to be more automated.

Our Adaptive Network vision and our business strategy to capitalize on these market dynamics include the initiatives set forth in the “Strategy” section of the description of our business in Item 1 of Part 1 of this annual report.

Revenue Growth and Diversification of our Business During Fiscal 2018

During fiscal 2018, our revenue growth accelerated as we benefited meaningfully from our innovation leadership, the diversification of our business and efforts to take market share from competitors. We continue to diversify our solutions offerings and customer base to address fast-growing applications and customer segments, such as Web-scale providers and data center interconnection. These customers were important contributors to our overall growth during fiscal 2018 and are included among our largest customers by revenue. At the same time, a significant portion of our revenue and customer base continues to consist of sales to large communication service providers and cable operators. Our revenue growth benefited from a go-to-market strategy focused on generating new wins and capturing additional opportunities with service providers in international markets, particularly in our Asia-Pacific and India regions. We believe that continued diversification of our business is important to address the dynamic industry environment in which we operate, to continue to grow our business, and to better withstand potential slowdowns which could adversely affect demand from particular geographies, markets, customers or customer segments.

We also believe that current market and competitive dynamics create opportunities for us to leverage our technology leadership and competitive position to displace competitors and capture additional market share. This strategy of share capture was an important contributor to our overall revenue growth during fiscal 2018, and it resulted in, and may continue to result in, fluctuations or reductions in our gross margin.

Investment in Blue Planet Automation Software Platform

We have continued to pursue both organic investment to pursue opportunities in the software automation market and acquisition opportunities to expand our software portfolio and business. On October 1, 2018, we acquired DonRiver Holdings, LLC (“DonRiver”), a global software and services company specializing in federated network and service inventory management solutions within the service provider Operational Support Systems (OSS) environment. On July 2, 2018, we acquired Packet Design, LLC (“Packet Design”), a provider of network performance management software focused on Layer 3 network optimization, topology and route analytics.

Balance Sheet Initiatives

Our cash balance and level of indebtedness were influenced by a number of balance sheet initiatives during fiscal 2018, which included the following.

Increased Stock Repurchase Program. During fiscal 2018, we repurchased $111.0 million of our common stock under a stock repurchase program. On December 13, 2018, we announced that our Board of Directors authorized a new program to repurchase up to $500 million of our common stock. This program replaces our previously authorized repurchase program, under which we were authorized to repurchase up to $300 million of our common stock through the end of fiscal 2020. We may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares under this authorization. The amount and timing of repurchases are subject to a variety of factors including liquidity, cash flow, stock price and general business and market conditions. The program may be modified, suspended, or discontinued at any time. For additional information, including our repurchase activities under the previously authorized program, see Note 19 and Note 25 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report and Item 5 of Part II of this annual report.

Issuer Conversion of 4.0% Convertible Senior Notes due December 15, 2020 (“2020 Notes”). On October 31, 2018, we exercised our option to convert the $187.5 million principal amount outstanding of our 2020 Notes into shares of Ciena common stock. In connection with this conversion, we issued approximately 9.2 million shares and the 2020 Notes ceased to be outstanding. In accordance with the "make-whole" provision, note holders were also entitled to certain additional shares of Ciena common stock upon conversion. We elected to deliver cash in lieu of these additional shares. The amount of cash in lieu of the additional shares was approximately $13.5 million, which was also paid on October 31, 2018. See Note 16 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for more information relating to our 2020 Notes.

Settlement Upon Conversion of 3.75% Convertible Senior Notes due October 15, 2018. On October 15, 2018, both our 3.75% Convertible Senior Notes due October 15, 2018 (Original) (the “Original Notes”) and our 3.75% Convertible Senior Notes due October 15, 2018 (New) (the “New Notes”) matured. Following conversion elections by the holders thereof, the outstanding Original Notes were converted in advance of maturity on October 15, 2018 and we issued approximately 3.0 million shares of Ciena common stock in settlement of such conversion. The Original Notes thereafter ceased to be outstanding. During the fourth quarter of fiscal 2018, we elected to settle conversion of the New Notes in a combination of cash and shares, provided that the cash portion would not exceed an aggregate amount of approximately $400 million. Upon conversion of the New Notes by the holders in advance of maturity, on October 15, 2018, we paid in cash an amount of $288.7 million representing the aggregate principal amount outstanding of the New Notes. The New Notes thereafter ceased to be outstanding. In addition, because Ciena common stock traded in excess of the $20.17 per share conversion price during an observation period from October 15, 2018 through November 9, 2018, on November 15, 2018, we paid an additional $111.3 million in cash and issued approximately 1.6 million shares with respect to the “in the money” portion of the notes in settlement of the conversion. See Notes 14 and 16 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for more information relating to our Original Notes and New Notes.

Term Loan Refinancing. On September 28, 2018, we refinanced our existing term loan in the aggregate principal amount of $394 million, maturing on January 30, 2022 (the “2022 Term Loan”) into a term loan with an aggregate principal amount of $700 million maturing on September 28, 2025 (the “2025 Term Loan”). See Note 16 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for more information relating to our term loan refinancing.
Impact of Tax Cuts and Jobs Act
Our results of operations for fiscal 2018 have been impacted by enactment of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017. Specifically, our results for fiscal 2018 include a $472.8 million tax charge consisting of the following:

•	$438.2 million charge related to the remeasurement of U.S. net deferred tax assets at the lower statutory rate under the Tax Act; and

•	$34.6 million charge related to a transition tax on accumulated historical foreign earnings and its deemed repatriation to the U.S.
See Note 20 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for more information related to the impact of the Tax Act.

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
Fiscal 2018 compared to Fiscal 2017

Revenue
During fiscal 2018, approximately 17.8% of our revenue was non-U.S. Dollar denominated, including sales in Euros, Canadian Dollars, Japanese Yen, Brazilian Reais, Argentina Pesos, Indian Rupee and British Pounds. During fiscal 2018 as compared to fiscal 2017, the U.S. Dollar fluctuated against these currencies. Consequently, our revenue reported in U.S. Dollars was slightly reduced by approximately $1.5 million, or 0.1%, net of hedging, as compared to fiscal 2017 due to fluctuations in foreign currency. The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Fiscal Year
	2018	%*	2017	%*	Increase (decrease)	%**
Revenue:
Networking Platforms
Converged Packet Optical	$2,194,519	70.9	$1,939,621	69.2	$254,898	13.1
Packet Networking	283,499	9.2	313,089	11.2	(29,590)	(9.5)
Total Networking Platforms	2,478,018	80.1	2,252,710	80.4	225,308	10.0

Software and Software-Related Services
Platform Software and Services	173,949	5.6	145,009	5.2	28,940	20.0
Blue Planet Automation Software and Services	26,764	0.9	16,110	0.6	10,654	66.1
Total Software and Software-Related Services	200,713	6.5	161,119	5.8	39,594	24.6

Global Services
Maintenance Support and Training	245,161	7.9	227,400	8.1	17,761	7.8
Installation and Deployment	128,829	4.2	117,524	4.2	11,305	9.6
Consulting and Network Design	41,565	1.3	42,934	1.5	(1,369)	(3.2)
Total Global Services	415,555	13.4	387,858	13.8	27,697	7.1

Consolidated revenue	$3,094,286	100.0	$2,801,687	100.0	$292,599	10.4
_________________________________

*	Denotes % of total revenue
**	Denotes % change from 2017 to 2018

•
Networking Platforms revenue increased, primarily reflecting a product line sales increase of $254.9 million of our Converged Packet Optical products, partially offset by a product line sales decrease of $29.6 million of our Packet Networking products.

◦
Converged Packet Optical primarily reflect sales increases of $252.8 million of our Waveserver stackable interconnect system and $68.9 million of our 6500 Packet-Optical Platform. These increases were partially offset by sales decreases of $51.6 million of our 5410/5430 Reconfigurable Switching Systems and $7.9 million of our Z-Series Packet-Optical Platform. Increased sales of our Waveserver stackable interconnect system were primarily to Web-scale providers for data center interconnection applications. As we continue to diversify our business, Web-scale providers represent a growing portion of our business and are included among our largest customers during fiscal 2018. Increased sales of our 6500 Packet-Optical Platform were primarily to communications service providers, Web-scale providers and enterprise customers, partially offset by decreased sales to AT&T, cable and multiservice operators, and government customers.

◦
Packet Networking reflects a sales decrease of $51.5 million of our 3000 and 5000 families of our service delivery and aggregation switches, primarily related to reduced sales to AT&T. This decrease was partially offset by a sales increase of $16.3 million of our 8700 Packetwave Platform.

•
Software and Software-Related Services segment revenue increased, reflecting sales increases of $28.9 million of our Platform Software and Services and $10.7 million of our Blue Planet Automation Software and Services.

◦
Platform Software and Services primarily reflect sales increases of $19.2 million in sales of our software and $9.7 million in sales of our software-related services. These increases primarily reflect sales increases of $17.9 million of our Manage, Control and Plan (MCP) software and $7.3 million in sales of our software subscription services.

◦
Blue Planet Automation Software and Services primarily reflects sales increases of $8.4 million of services and $2.3 million of software. Increased services revenue primarily reflects increases of $3.3 million from professional services, $2.7 million in maintenance services and $1.4 million in professional services related to the Packet Design and DonRiver businesses acquired during fiscal 2018, respectively.

•
Global Services segment revenue increased, primarily reflecting sales increases of $17.8 million of our maintenance support and training services and $11.3 million of our installation and deployment services.

Our operating segments engage in business and operations across four geographic regions: North America; Europe, Middle East and Africa (“EMEA”); Caribbean and Latin America (“CALA”); and Asia Pacific and India (“APAC”). Results for North America include only activities in the U.S. and Canada. The following table reflects our geographic distribution of revenue principally based on the relevant location for our delivery of products and performance of services. Our revenue, when considered by geographic distribution, can fluctuate significantly, and the timing of revenue recognition for large network projects, particularly outside of North America, can result in large variations in geographic revenue results in any particular quarter. The table below (in thousands, except percentage data) sets forth the changes in geographic distribution of revenue for the periods indicated:

	Fiscal Year
	2018	%*	2017	%*	Increase (decrease)	%**
North America	$1,886,450	61.0	$1,736,047	62.0	$150,403	8.7
EMEA	464,876	15.0	404,099	14.4	60,777	15.0
CALA	140,177	4.5	164,308	5.9	(24,131)	(14.7)
APAC	602,783	19.5	497,233	17.7	105,550	21.2
Total	$3,094,286	100.0	$2,801,687	100.0	$292,599	10.4
_________________________________

*	Denotes % of total revenue
**	Denotes % change from 2017 to 2018

•
North America revenue primarily reflects sales increases of $112.4 million within our Networking Platforms segment, $29.6 million within our Software and Software-Related Services segment and $8.4 million within our Global Services segment. North America revenue reflects, in part, an annual decline in sales to AT&T from $448.9 million in fiscal 2017 to $374.6 million in fiscal 2018, as set forth below.

◦
Networking Platforms segment revenue primarily reflects a product line increase of $150.5 million of Converged Packet Optical sales, partially offset by a product line decrease of $38.1 million of Packet Networking sales. Converged Packet Optical sales reflect an increase of $205.9 million in sales of our Waveserver stackable interconnect system primarily to Web-scale providers, partially offset by a $48.6 million decrease in sales of our 6500 Packet-Optical Platform, primarily reflecting decreased sales to AT&T, cable and multiservice operators and government customers. Packet Networking sales reflect a decrease of $45.5 million in sales of our 3000 and 5000 families of service delivery and aggregation switches, primarily related to reduced sales to AT&T.

◦
Software and Software-Related Services segment revenue primarily reflects sales increases of $20.3 million of our Platform Software and Services and $9.2 million of our Blue Planet Automation Software and Services. Platform Software and Services sales reflect increases of $15.2 million in platform software and $5.1 million in software-related services. These increases primarily reflect sales increases $17.0 million of our Manage, Control and Plan (MCP) software, $3.3 million of software subscription services and $1.5 million of our software training services. Blue Planet Automation Software and Services sales primarily reflect increases of $5.7 million of services and $3.4 million of software.

◦	Global Services segment revenue primarily reflects sales increases of $6.0 million of our maintenance support and training services and $2.9 million of our installation and deployment services.

•
EMEA revenue primarily reflects sales increases of $49.2 million within our Networking Platforms segment, $9.8 million within our Global Services segment and $1.8 million within our Software and Software-Related Services segment.

◦
Networking Platforms segment revenue primarily reflects a product line increase of $53.0 million in Converged Packet Optical sales, partially offset by a product line decrease of $3.9 million in Packet Networking sales. Converged Packet Optical reflects increases of $32.5 million in sales of our Waveserver stackable interconnect system primarily to Web-scale providers and $22.4 million in sales of our 6500 Packet-Optical Platform to communications service providers, Web-scale providers and enterprise customers.

◦
Global Services segment revenue primarily reflects sales increases of $8.5 million of our maintenance and training support services and $1.6 million of our installation and deployment services, primarily to communications service providers.

•
CALA revenue primarily reflects decreases of $23.3 million within our Networking Platforms segment and $2.9 million within our Global Services segment. These decreases were partially offset by a revenue increase of $2.1 million within our Software and Software-Related Services segment. The decrease in CALA revenue primarily relates to decreased sales to a cable and multiservice operator in Argentina and communications service providers in Brazil.

•
APAC revenue primarily reflects sales increases of $87.0 million within our Networking Platforms segment, $12.4 million within our Global Services segment and $6.1 million within our Software and Software-Related Services segment, primarily reflecting increased sales in Japan and India.

◦
Networking Platforms segment revenue primarily reflects product line increases of $72.0 million in Converged Packet Optical sales and $15.0 million of Packet Networking sales. Converged Packet Optical sales reflect sales increases of $114.2 million in sales of our 6500 Packet-Optical Platform to communications service providers and $9.1 million in sales of our Waveserver stackable interconnect system to communications service providers, Web-scale providers and government customers. These increases were partially offset by a $47.0 million decrease in sales of our 5410/5430 Reconfigurable Switching Systems, reflecting decreased sales to certain communications service providers. Packet Networking sales primarily reflect sales increases of $13.1 million in sales of our 8700 Packetwave Platform and $1.9 million in sales of our 3000 and 5000 families of service delivery and aggregation switches, primarily to a certain communication service provider in India.

◦
Software and Software-Related Services segment revenue primarily reflects sales increases of $4.8 million of our Platform Software and Services and $1.3 million of our Blue Planet Automation Software and Services.

◦	Global Services segment revenue primarily reflects increases of $9.5 million in sales of installation and deployment services and $3.6 million in our maintenance and training support services.

In fiscal 2018 and fiscal 2017, our top ten customers contributed 56.5% and 55.6% of revenue, respectively. Consequently, our financial results are closely correlated with the spending of a relatively small number of customers and can be significantly affected by market, industry or competitive dynamics affecting their businesses. Our reliance upon a relatively small number of customers also increases our exposure to changes in their spending levels, network priorities and purchasing strategies. The loss of a significant customer could have a material adverse effect on our business and results of operations, and our results of operations can fluctuate quarterly depending upon sales volumes and purchasing priorities with these large customers. Sales to

AT&T were $374.6 million, or 12.1% of total revenue in fiscal 2018, and $448.9 million, or 16.0% of total revenue in fiscal 2017. Verizon accounted for $318.0 million or 10.3% of total revenue for fiscal 2018 and $288.0 million, or 10.3% of total revenue in fiscal 2017. No other customer accounted for greater than 10% of our revenue in fiscal 2018 or fiscal 2017. While drivers of bandwidth growth and network evolution remain strong, our customers are under constant pressure to constrain their capital expenditure budgets and cannot grow their network spending at the rate of bandwidth growth. As a result, as we innovate and introduce new and more robust solutions that increase capacity or features, there is a market expectation of solutions that are more cost-effective from price for performance perspective than existing or competing solutions. The combination of this regular technology-driven price compression, price competition and pricing pressure in our markets and ongoing customer efforts to manage network costs can impact growth rates in our markets, and requires that we increase our volume of product shipments to maintain and grow revenue

Cost of Goods Sold and Gross Profit

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

Our gross profit as a percentage of revenue, or “gross margin,” can fluctuate due to a number of factors, particularly when viewed on a quarterly basis. Our gross margin can fluctuate and be adversely impacted depending upon our revenue concentration within a particular segment, product line, geography, or customer, including our success in selling software in a particular period. Our gross margin remains highly dependent on our continued ability to drive product cost reductions relative to the price erosion that we regularly encounter in our markets. Moreover, we are often required to compete with aggressive pricing and commercial terms and, to secure business with new and existing customers, we may agree to pricing or other unfavorable commercial terms that adversely affect our gross margin. When we have success in taking share and winning new business, it can result in additional pressure on gross margin from these pricing dynamics and the early stages of these network deployments. Early stages of new network builds also often include an increased concentration of lower margin “common” equipment sales and installation services, with the intent to improve margin as we sell channel cards and maintenance services to customers adding capacity or services to their networks. Gross margin can be impacted by technology-based price compression and the introduction or substitution of new platforms with improved price for performance as compared to existing solutions that carry higher margins. Gross margin can also be impacted by changes in expense for excess and obsolete inventory and warranty obligations.

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
The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated:

	Fiscal Year
	2018	%*	2017	%*	Increase (decrease)	%**
Total revenue	$3,094,286	100.0	$2,801,687	100.0	$292,599	10.4
Total cost of goods sold	1,779,596	57.5	1,555,901	55.5	223,695	14.4
Gross profit	$1,314,690	42.5	$1,245,786	44.5	$68,904	5.5
_________________________________

*	Denotes % of total revenue
**	Denotes % change from 2017 to 2018

	Fiscal Year
	2018	%*	2017	%*	Increase (decrease)	%**
Product revenue	$2,565,460	100.0	$2,318,581	100.0	$246,879	10.6
Product cost of goods sold	1,507,157	58.7	1,308,295	56.4	198,862	15.2
Product gross profit	$1,058,303	41.3	$1,010,286	43.6	$48,017	4.8
_________________________________

*	Denotes % of product revenue
**	Denotes % change from 2017 to 2018

	Fiscal Year
	2018	%*	2017	%*	Increase (decrease)	%**
Service revenue	$528,826	100.0	$483,106	100.0	$45,720	9.5
Service cost of goods sold	272,439	51.5	247,606	51.3	24,833	10.0
Service gross profit	$256,387	48.5	$235,500	48.7	$20,887	8.9
_________________________________

*	Denotes % of service revenue
**	Denotes % change from 2017 to 2018

•
Gross profit as a percentage of revenue, or gross margin reflects reduced product and service gross profits as described below. We encountered fluctuations or reductions in our gross margin during fiscal 2018 as a result of our strategy to leverage our technology leadership and to aggressively capture additional market share and displace competitors, particularly with communications service providers internationally. We were successful in executing our strategy during fiscal 2018, which allowed us to achieve meaningful revenue growth but which adversely impacted gross margins. Our continued success in implementing this strategy may require that we agree to aggressive pricing, commercial concessions and other unfavorable terms, and result in an increased mix of revenues from early stage deployments, any or all of which may result in low or negative gross margins on a particular order or group of orders.

•
Gross profit on products as a percentage of product revenue, or product gross margin, decreased primarily as a result of our strategy to capture market share as described above and the impact of early stages of international network deployments with communications service provider customers, including an increased concentration of lower margin “common” equipment sales and lower mix of higher margin packet networking sales, partially offset by increased sales of our higher margin software platforms and product cost reductions.

•
Gross profit on services as a percentage of services revenue, or services gross margin, decreased slightly, primarily as a result of reduced margins on our software services, which was primarily due to increased costs related to developing resources to promote our growth strategy.

Operating Expense
Operating expense increased in fiscal 2018 from the level reported for fiscal 2017 primarily due to increased research and development initiatives and increased selling and marketing resources.

Operating expense consists of the component elements described below.

•
Research and development expense primarily consists of salaries and related employee expense (including share-based compensation expense), prototype costs relating to design, development, product testing, depreciation expense and third-party consulting costs.

•
Selling and marketing expense primarily consists of salaries, commissions and related employee expense (including share-based compensation expense) and sales and marketing support expense, including travel, demonstration units, trade show expense and third-party consulting costs.

•	General and administrative expense primarily consists of salaries and related employee expense (including share-based compensation expense) and costs for third-party consulting and other services.

•	Amortization of intangible assets primarily reflects the amortization of both purchased technology and the value of customer relationships derived from our acquisitions.

•
Acquisition and integration costs consist of expenses for financial, legal and accounting advisors and severance and other employee-related costs associated with our acquisition of Packet Design on July 2, 2018 and DonRiver on October 1, 2018. For more information on our acquisitions, see Note 2 to our Consolidated Financial Statements included in Item 8 of Part II of this report.

•
Significant asset impairments and restructuring costs primarily reflect actions we have taken to better align our workforce, facilities and operating costs with perceived market opportunities, business strategies, changes in market and business conditions and significant impairments of assets.

During fiscal 2018, approximately 52.6% of our operating expense was non-U.S. Dollar denominated, including expenses in Canadian Dollars, British Pounds, Indian Rupees, Euros, Brazilian Reais and Australian Dollars. During fiscal 2018 as compared to fiscal 2017, the U.S. Dollar fluctuated against these currencies. Consequently, our operating expense reported in U.S. Dollars increased by approximately $9.7 million, or 0.9%, as compared to fiscal 2017 due to fluctuations in foreign currency. The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Fiscal Year
	2018	%*	2017	%*	Increase (decrease)	%**
Research and development	$491,564	15.9	$475,329	17.0	$16,235	3.4
Selling and marketing	394,060	12.7	356,169	12.7	37,891	10.6
General and administrative	160,133	5.2	142,604	5.1	17,529	12.3
Amortization of intangible assets	15,737	0.5	33,029	1.2	(17,292)	(52.4)
Acquisition and integration costs	5,111	0.2	—	—	5,111	100.0
Significant asset impairments and restructuring costs	18,139	0.6	23,933	0.9	(5,794)	(24.2)
Total operating expenses	$1,084,744	35.1	$1,031,064	36.9	$53,680	5.2
_________________________________

*	Denotes % of total revenue
**	Denotes % change from 2017 to 2018

•
Research and development expense was adversely affected by $5.1 million as a result of foreign exchange rates, net of hedging, primarily due to a weaker U.S. Dollar in relation to the Canadian Dollar. Including the effect of foreign exchange rates, research and development expenses increased by $16.2 million. This increase primarily reflects increases of $21.7 million in employee and compensation costs, $4.5 million in technology and related costs, $3.2 million in professional services and $1.3 million in depreciation expense. These increases were partially offset by a benefit of $13.6 million for the ENCQOR grant reimbursement and $1.0 million in facilities and information technology costs. For more information on the ENCQOR grant, see Note 24 to our Consolidated Financial Statements included in Item 8 of Part II of this report.

•
Selling and marketing expense was adversely affected by $4.3 million, as a result of foreign exchange rates, primarily due to a weaker U.S. Dollar in relation to the Euro. Including the effect of foreign exchange rates, sales and marketing expense increased by $37.9 million, primarily reflecting increases of $27.5 million in employee and compensation costs, $3.8 million in selling and marketing costs, $2.7 million in customer demonstration equipment, $1.9 million in professional services, $1.6 million in travel and entertainment costs and $1.5 million in facilities and information technology costs. These increases were slightly offset by a decrease of $1.0 million in depreciation expense.

•
General and administrative expense increased by $17.5 million, primarily reflecting increases of $8.5 million in employee and compensation costs, $5.0 million in legal settlements, $4.3 million in professional services and $1.0 million in facilities and information technology costs. These increases were partially offset by a decrease of $2.2 million in legal fees.

•
Amortization of intangible assets decreased due to certain intangible assets having reached the end of their economic lives. The decrease was partially offset by the addition of intangibles related to our acquisitions of Packet Design on July 2, 2018 and DonRiver on October 1, 2018.

•
Acquisition and integration costs reflect expense for financial, legal and accounting advisors and severance and other employment-related costs related to our acquisition of Packet Design on July 2, 2018 and DonRiver on October 1, 2018.

•
Significant asset impairments and restructuring costs for fiscal 2018 primarily reflect $14.9 million for workforce reductions and $3.9 million for unfavorable lease commitments in connection with with a portion of facilities located in Petaluma, California and in Gurgaon, India. For more information on our workforce reductions, see Note 3 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for more information.

Other items
The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Fiscal Year
	2018	%*	2017	%*	Increase (decrease)	%**
Interest and other income (loss), net	$(12,029)	(0.4)	$913	—	$(12,942)	1,417.5
Interest expense	$55,249	1.8	$55,852	2.0	$(603)	(1.1)
Loss on extinguishment/modification of debt	$(13,887)	(0.4)	$(3,657)	(0.1)	$(10,230)	279.7
Provision (benefit) for income taxes	$493,471	15.9	$(1,105,827)	(39.5)	$1,599,298	(144.6)
_________________________________

*	Denotes % of total revenue
**	Denotes % change from 2017 to 2018

•
Interest and other income (loss), net primarily reflects a $12.1 million loss reflective of a mark to market fair value adjustment related to the outstanding conversion feature of our “New” 3.75% Convertible Senior Notes and a $7.1 million unfavorable impact of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity. These losses were partially offset by a $7.1 million gain in interest income due to higher interest rates on our investments during fiscal 2018.

•
Interest expense decreased slightly, primarily due to a reduction in our aggregate outstanding debt in both fiscal 2018 and fiscal 2017. For more information, see Note 16 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report.

•
Loss on extinguishment and modification of debt primarily reflects approximately $10.0 million of extinguishment of debt costs related to our conversion of the 2020 Notes and approximately $3.8 million in debt modification costs related to our term loan refinancing which both occurred in the fourth quarter of fiscal 2018. For fiscal 2017, this loss reflects $3.6 million in debt modification expenses related to the 2022 Term Loan that was entered into in the second quarter of fiscal 2017 and the exchange offer for our “New” 3.75% Convertible Senior Notes in the fourth quarter of fiscal 2017. For more information, see Note 16 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report.

•
Provision (benefit) for income taxes during fiscal 2018 primarily reflects the impact of the Tax Act including $438.2 million in expense for the remeasurement of our net deferred tax assets and a $34.6 million charge related to a transition tax on accumulated historical foreign earnings and their deemed repatriation to the U.S. The fiscal 2017 benefit for income taxes primarily reflects a reversal of a deferred tax asset valuation allowance. See Note 20 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for more information.

Fiscal 2017 compared to Fiscal 2016

Revenue

During fiscal 2017, approximately 17.4% of our revenue was non-U.S. Dollar denominated, including sales in Euros, Canadian Dollars, Brazilian Reais, British Pounds and Japanese Yen. During fiscal 2017 as compared to fiscal 2016, the U.S. Dollar fluctuated against these currencies. As a result, our total revenue reported in U.S. Dollars during fiscal 2017 was adversely impacted by approximately $4.9 million or 0.2% as compared to fiscal 2016. The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Fiscal Year
	2017	%*	2016	%*	Increase (decrease)	%**
Revenue:
Networking Platforms
Converged Packet Optical	$1,939,621	69.2	$1,815,921	69.9	$123,700	6.8
Packet Networking	313,089	11.2	252,862	9.7	60,227	23.8
Total Networking Platforms	2,252,710	80.4	2,068,783	79.6	183,927	8.9

Software and Software-Related Services
Platform Software and Related Services	145,009	5.2	117,251	4.5	27,758	23.7
Blue Planet Automation Software and Related Services	16,110	0.6	7,818	0.3	8,292	106.1
Total Software and Software-Related Services	161,119	5.8	125,069	4.8	36,050	28.8

Global Services
Maintenance Support and Training	227,400	8.1	228,982	8.8	(1,582)	(0.7)
Installation and Deployment	117,524	4.2	130,916	5.0	(13,392)	(10.2)
Consulting and Network Design	42,934	1.5	46,823	1.8	(3,889)	(8.3)
Total Global Services	387,858	13.8	406,721	15.6	(18,863)	(4.6)

Consolidated revenue	$2,801,687	100.0	$2,600,573	100.0	$201,114	7.7
_________________________________

*	Denotes % of total revenue
**	Denotes % change from 2016 to 2017

•	Networking Platforms revenue increased, reflecting product line sales increases of $123.7 million of our Converged Packet Optical products and $60.2 million of our Packet Networking products.

◦
Converged Packet Optical primarily reflects sales increases of $100.8 million of our Waveserver stackable interconnect system, $61.5 million of our 6500 Packet-Optical Platform, $34.2 million of our 5430 Reconfigurable Switching System and $6.8 million of our OTN configuration for the 5410 Reconfigurable Switching System. These increases were partially offset by sales decreases of $49.9 million of our Z-Series Packet-Optical Platform and $7.4 million of our CoreDirector® Multiservice Optical Switches.

◦
Packet Networking primarily reflects sales increases of $38.7 million of our 3000 and 5000 families of service delivery and aggregation switches, $11.9 million in initial sales of packet networking platform independent software and $10.2 million of our 8700 Packetwave Platform.

•
Software and Software-Related Services revenue increased, primarily reflecting sales increases of $27.8 million in our Platform Software and Services and $8.3 of our Blue Planet Automation Software and Services.

◦
Platform Software and Services primarily reflects sales increases of $14.7 million of services and $13.1 million of software. These increases primarily reflect sales increases of $12.7 million of our OneControl Unified Management System and $12.5 million of software subscription services.

◦
Blue Planet Automation Software and Services primarily reflects sales increases of $4.2 million of professional services and $3.4 million of our software related to orchestration and V-WAN applications.

•
Global Services revenue decreased, primarily reflecting sales decreases of $13.4 million of installation and deployment services, $3.9 million of consulting and network design services, and $1.6 million of maintenance support and training services. These sales decreases were primarily due to activity levels in the North America and CALA regions as described below.

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

•
North America revenue primarily reflects sales increases of $34.7 million within our Networking Platforms segment and $25.7 million within our Software and Software-Related Services segment, partially offset by a revenue decrease of $13.6 million within our Global Services segment.

◦	Networking Platforms segment revenue primarily reflects product line increases of $29.0 million of Packet Networking sales and $5.8 million of Converged Packet Optical sales.

▪
Packet Networking primarily reflects sales increases of $15.5 million in sales of our 3000 and 5000 families of service delivery and aggregation switches and $11.9 million of packet networking platform independent software. Packet Networking sales have traditionally been concentrated, with significant sales to AT&T. However, during fiscal 2017, a significant portion of the growth benefited from sales to other network operators.

▪
Converged Packet Optical primarily reflects a sales increase of $85.7 million of our Waveserver stackable interconnect system, partially offset by sales decreases of $48.2 million of our Z-Series Packet-Optical Platform, $14.8 million of our 6500 Packet-Optical Platform and $13.3 million of our 5430 Reconfigurable Switching System. The revenue increase for our Waveserver stackable interconnect system primarily reflects increased sales to Web-scale providers.

◦
Software and Software-Related Services reflects sales increases of $22.8 million of our Platform Software and Services and $2.8 million of our Blue Planet Automation Software and Services. Platform Software and Services revenue primarily reflects increases of $11.5 million in sales of our software and $11.3 million in sales of services, principally software subscription.

◦
Global Services primarily reflects sales decreases of $9.0 million for installation and deployment activities and $5.0 million in maintenance support and training. Installation and deployment activities were impacted by the contribution of sales of our Waveserver stackable interconnect system, which does not typically include installation services.

•	EMEA revenue primarily reflects increases of $5.4 million within our Networking Platforms segment and $5.4 million within our Software and Software-Related Services segment.

◦	Networking Platforms segment revenue primarily reflects product line increases of $3.7 million in Packet Networking sales and $1.7 million in Converged Packet Optical sales.

•
CALA revenue primarily reflects decreases of $22.1 million within our Networking Platforms segment and $8.9 million within our Global Services segment. The decrease in CALA revenue primarily relates to decreased sales to certain communications service providers in Brazil and to AT&T in Mexico.

◦
Networking Platforms segment revenue primarily reflects a product line decrease of $25.8 million of Converged Packet Optical sales partially offset by a product line increase of $3.7 million of Packet Networking sales. Converged Packet Optical sales primarily reflect decreases of $15.8 million of our 5430 Reconfigurable Switching System and $3.4 million of our 6500 Packet-Optical Platform.

◦	Global Services segment revenue primarily reflects reduced installation and deployment activities which reflect the decrease in sales of our Networking Platforms products as described above.

•
APAC revenue primarily reflects increases of $165.9 million within our Networking Platforms segment, $4.9 million within our Software and Software-Related Services segment and $3.9 million within our Global Services segment. Revenue contribution from India in fiscal 2017 was a significant driver of our annual revenue growth.

◦	Networking Platforms segment revenue primarily reflects product line increases of $142.0 million of Converged Packet Optical sales and $23.9 million of Packet Networking sales.

▪
Converged Packet Optical primarily reflects an increase of $79.5 million in sales of our 6500 Packet-Optical Platform, primarily due to increases in sales through our strategic relationship with Ericsson in Australia and sales to service providers in India and Japan. The revenue increase within Converged Packet Optical also reflects an increase of $64.3 million of our 5430 Reconfigurable Switching System sales primarily due to a service provider in India.

▪
Packet Networking primarily reflects increases of $15.9 million in sales of our 3000 and 5000 families of service delivery and aggregation switches and $8.0 million in sales of our 8700 Packetwave Platform primarily to certain communication service providers in India.

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

•
Research and development expense was adversely affected by $2.0 million as a result of foreign exchange rates, net of hedging, primarily due to a weaker U.S. Dollar in relation to the Canadian Dollar. Including the effect of foreign exchange rates, research and development expenses increased by $23.5 million. This increase primarily reflects increases of $17.6 million in employee and compensation costs and $9.5 million in facilities and information technology costs largely due to facilities transitions. These increases were partially offset by decreases of $2.9 million in professional services and $1.1 million in prototype expense.

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

•
Significant asset impairments and restructuring costs during fiscal 2017 primarily reflects a $13.7 million asset impairment related to a trade receivable for a single customer in the APAC region, $5.9 million for workforce reductions and $4.4 million for unfavorable lease commitments and relocation costs incurred in connection with our research and development center facility transitions in Ottawa, Canada. For more information on our workforce reductions, see Note 3 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for more information.

Other items
The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Fiscal Year
	2017	%*	2016	%*	Increase (decrease)	%**
Interest and other income (loss), net	$913	—	$(12,569)	(0.5)	$13,482	107.3
Interest expense	$55,852	2.0	$56,656	2.2	$(804)	(1.4)
Loss on extinguishment and modification of debt	$(3,657)	(0.1)	$(226)	—	$(3,431)	1,518.1
Provision for income taxes	$(1,105,827)	(39.5)	$14,134	0.5	$(1,119,961)	(7,923.9)
_________________________________

*	Denotes % of total revenue
**	Denotes % change from 2016 to 2017

•
Interest and other income (loss), net primarily reflects $11.9 million of improved impact of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity.

•
Interest expense decreased slightly, primarily due to a reduction in our aggregate outstanding debt due to the refinancing of our 2022 term loans during the second quarter of fiscal 2017 and the maturity of the 2017 Notes on June 15, 2017. This decrease was offset by higher interest expense related to our new facilities in Ottawa, Canada which are subject to capital lease accounting treatment.

•
Loss on extinguishment and modification of debt reflects $3.6 million in debt modification expenses related to the 2022 Term Loan that was entered into in the second quarter of fiscal 2017 and the exchange offer of our New Notes in the fourth quarter of fiscal 2017.

•
Provision for income taxes decreased primarily due to a reversal of a deferred tax asset valuation allowance. See Note 20 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for more information.

Segment Profit

The table below (in thousands, except percentage data) sets forth the changes in our segment profit for the respective periods:

	Fiscal Year
	2018	2017	Increase (decrease)	%*
Segment profit:
Networking Platforms	$581,113	$578,039	$3,074	0.5
Software and Software-Related Services	$69,808	$32,536	$37,272	114.6
Global Services	$172,205	$159,882	$12,323	7.7
_________________________________

*	Denotes % change from 2017 to 2018

•	Networking Platforms segment profit slightly increased, primarily due to higher sales volume, partially offset by reduced gross margin as described above and increased research and development costs.

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

•
Software and Software-Related Services segment profit increased reflecting higher sales volume, as described above, and improved gross margin, partially offset by increased research and development costs. Research and development costs primarily reflect increased expenses relating to the continued development of our Blue Planet software platform.

•	Global Services segment profit increased, primarily due to improved gross margin, as described above, partially offset by lower sales volume.

Liquidity and Capital Resources
Overview. For the fiscal year ended October 31, 2018, we generated $229.3 million in cash from operations, as our net loss (adjusted for non-cash charges) provided $380.0 million which exceeded our working capital requirements of $150.7 million. Our net loss (adjusted for non-cash charges) reflects a non-cash tax provision of $463.6 million primarily related to the enactment of the Tax Act. For additional information on the non-cash tax provision, see Note 20 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report. For additional details on our cash from operations, see the discussion below entitled “Cash from Operations.”
Total cash, cash equivalents and investments decreased by $16.1 million during fiscal 2018. There were several transactions or initiatives that occurred in fiscal 2018 that significantly impacted our cash, cash equivalents and indebtedness:

•
Term Loan Refinancing. On September 28, 2018, we refinanced our existing 2022 Term Loan in the aggregate principal amount of $394.0 million, into a term loan with an aggregate principal amount of $700 million maturing on September 28, 2025 (the “2025 Term Loan”). This resulted in net proceeds of $305.1 million and debt issuance costs of $1.9 million.

•
Settlement Upon Conversion of 2018 Notes. On October 15, 2018, both our 3.75% Convertible Senior Notes due October 15, 2018 (Original) (the “Original Notes”) and our 3.75% Convertible Senior Notes due October 15, 2018 (New) (the “New Notes”) matured. Following conversion elections by the holders thereof, the outstanding Original Notes were converted in advance of maturity on October 15, 2018 and we issued approximately 3.0 million shares of Ciena common stock in settlement of such conversion. During the fourth quarter of fiscal 2018, we elected to settle the conversion of the New Notes in a combination of cash and shares, provided that the cash portion would not exceed an aggregate amount of approximately $400 million. Upon conversion of the New Notes by the holders in advance of maturity, on October 15, 2018, we paid in cash an amount of $288.7 million representing the aggregate principal amount outstanding of the New Notes.

•	Stock Repurchase Program. During fiscal 2018, we repurchased $111.0 million of our common stock under our stock repurchase program.

•
Acquisitions of Packet Design and DonRiver. On July 2, 2018 we acquired Packet Design for $40.4 million, net of cash acquired, and on October 1, 2018, we acquired DonRiver for upfront cash consideration of $42.3 million, net of cash acquired, plus contingent consideration. See Note 2 to our Consolidated Financial Statements included in Item 8 of Part II of this report for more information regarding the three-year earn-out arrangement in connection with the DonRiver acquisition.

•
Issuer Conversion of 2020 Notes. On September 20, 2018, we elected to exercise an option to convert the $187.5 million principal amount of 2020 Notes outstanding into shares of Ciena common stock. On the October 31, 2018 conversion date, we issued approximately 9.2 million shares of common stock and paid cash of $13.5 million to satisfy an additional make-whole share obligation to the note holders.

See Notes 2, 16 and 19 to our Consolidated Financial Statements included in Item 8 of Part II of this report for information relating to these transactions.
The decrease in cash also reflects (i) cash used in investing activities for capital expenditures of $67.6 million; (ii) cash used from financing activities for capital lease obligations of $3.6 million; (iii) stock repurchased upon vesting of our stock units award to employees relating to tax withholding of $4.8 million; and (iv) payments on our term loan of $4.0 million. Proceeds from the issuance of equity under our employee stock purchase plans provided approximately $23.1 million and our settlement of certain foreign currency forward contracts provided $9.4 million in cash during the period.
The following table sets forth changes in our cash and cash equivalents and investments in marketable debt securities (in thousands):

	October 31,		Increase
	2018	2017	(decrease)
Cash and cash equivalents	$745,423	$640,513	$104,910
Short-term investments in marketable debt securities	148,981	279,133	(130,152)
Long-term investments in marketable debt securities	58,970	49,783	9,187
Total cash and cash equivalents and investments in marketable debt securities	$953,374	$969,429	$(16,055)
Principal Sources of Liquidity. Our principal sources of liquidity on hand include our cash and investments, which as of October 31, 2018 totaled $953.4 million, as well as our ABL credit facility. Ciena and certain of its subsidiaries are parties to a senior secured asset-based revolving credit facility (the “ABL Credit Facility”) providing for a total commitment of $250 million with a maturity date of December 31, 2020. We principally use the ABL Credit Facility to support the issuance of letters of credit that arise in the ordinary course of our business and thereby to reduce our use of cash required to collateralize these instruments. As of October 31, 2018, letters of credit totaling $61.7 million were collateralized by our ABL Credit Facility. There were no borrowings outstanding under the ABL Credit Facility as of October 31, 2018.
Foreign Liquidity. The amount of cash, cash equivalents and short-term investments held by our foreign subsidiaries was $67.8 million as of October 31, 2018. We intend to reinvest indefinitely our foreign earnings. If we were to repatriate these accumulated historical foreign earnings, the provisional amount of unrecognized deferred income tax liability related to foreign withholding taxes would be approximately $23.0 million. See Note 20 to our Consolidated Financial Statements included in Item 8 of Part II of this report.

Settlement of Debt Conversion Liability. On November 15, 2018, we paid $111.3 million and issued 1.6 million shares in settlement of the remaining debt conversion liability related to the conversion of the 3.75% Convertible Senior Notes due 2018 (the “New Notes”).
Stock Repurchase Authorization. On December 13, 2018, we announced that our Board of Directors authorized a program to repurchase up to $500 million of our common stock. The amount and timing of repurchases are subject to a variety of factors including liquidity, cash flow, stock price and general business and market conditions. The program may be modified, suspended, or discontinued at any time. This program terminates and replaces in its entirety the previous stock repurchase program authorized in fiscal 2018.
Liquidity Position. We regularly evaluate our liquidity position, debt obligations and anticipated cash needs to fund our operating or investment plans and may consider capital raising and other market opportunities that may be available to us. We regularly evaluate alternatives to manage our capital structure and reduce our debt and may continue to opportunistically pay down or refinance our outstanding debt. Based on past performance and current expectations, we believe that cash from operations, cash, cash equivalents and investments and other sources of liquidity, including our ABL Credit Facility, will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, through at least the next 12 months.
Cash from Operations
The following sections set forth the components of our $229.3 million of cash provided by operating activities for fiscal 2018:
Cash provided by net loss (adjusted for non-cash charges)
The following tables set forth (in thousands) our net loss adjusted for non-cash charges during fiscal 2018:

Year ended
October 31, 2018
Net loss	$(344,690)
Adjustments for non-cash charges:
Loss on extinguishment of debt	10,039
Loss on fair value of debt conversion liability	12,070
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	84,214
Share-based compensation costs	52,972
Amortization of intangible assets	25,806
Deferred taxes	463,631
Provision for doubtful accounts	2,700
Provision for inventory excess and obsolescence	30,615
Provision for warranty	20,992
Other	21,685
Cash provided by net loss (adjusted for non-cash charges)	$380,034

     Working Capital

Our working capital used $150.7 million of cash during fiscal 2018. The following tables set forth (in thousands) the major components of the reduction in working capital:

Year ended
October 31, 2018
Cash used in accounts receivable	$(168,357)
Cash used in inventories	(27,445)
Cash used in prepaid expenses and other	(21,425)
Cash provided by accounts payable, accruals and other obligations	85,798
Cash used in deferred revenue	(19,344)
Cash used in working capital	$(150,773)
As compared to the end of fiscal 2017:

•	The $168.4 million of cash used in accounts receivable during fiscal 2018 reflects higher sales volume in the fourth quarter of fiscal 2018 as compared to fiscal 2017;

•	The $27.4 million in cash used in inventory during fiscal 2018 primarily reflects increases in finished goods to meet customer delivery schedules;

•
Cash used in prepaid expenses and other during fiscal 2018 was $21.4 million, primarily reflects increased government grant receivables and other non-customer receivables partially offset by lower prepaid value added taxes and lower deferred deployment costs;

•	The $85.8 million of cash provided by accounts payable, accruals and other obligations during fiscal 2018 reflects increased inventory purchases at the end of fiscal 2018; and

•	The $19.3 million of cash used in deferred revenue represents a decrease in advanced payments received from customers prior to revenue recognition.
Our days sales outstanding (DSOs) were 92 days for fiscal 2018 as compared to 80 days for fiscal 2017. Our inventory turns increased from 4.9 turns during fiscal 2017 to 5.7 turns during fiscal 2018.
      Cash paid for interest
The following tables set forth (in thousands) our interest paid during fiscal 2018:

Year ended
October 31, 2018
3.75% Convertible Senior Notes, due October 15, 2018 (New)(1)	$10,827
3.75% Convertible Senior Notes, due October 15, 2018 (Original) (1)	2,298
4.0% Convertible Senior Notes, due December 15, 2020(2)	7,500
Term Loan due January 30, 2022 (3)	15,594
Term Loan due September 28, 2025 (4)	1,980
Interest rate swaps(5)	94
ABL Credit Facility(6)	1,500
Capital leases	4,957
Total	$44,750

(1)	The final interest payment owing on both issues of our 2018 Notes was paid during the fourth quarter of fiscal 2018.

(2)	The final interest payment on our 2020 Notes was paid during the third quarter of fiscal 2018.

(3)
Interest on the 2022 Term Loan was payable periodically based on the interest period selected for borrowing. The 2022 Term Loan bore interest at LIBOR plus a spread of 2.50% subject to a minimum LIBOR rate of 0.75%. On September 28, 2018, we refinanced and replaced this term loan with the 2025 Term Loan. See Note 16 to our Consolidated Financial Statements included in Item 8 of Part II of this report for more information.

(4)
Interest on the 2025 Term Loan is payable periodically based on the interest period selected for borrowing. The 2025 Term Loan bears interest at LIBOR plus a spread of 2.00% subject to a minimum LIBOR rate of 0.00%. As of the end of fiscal 2018, the interest rate on the 2025 Term Loan was 4.28%.

(5)
We entered into floating-to-fixed interest rate swap in a total amount of $350 million on October 1, 2018 that fixed the LIBOR rate of approximately 50% of the principal amount of the 2025 Term Loan at 2.957% through September 2023.

(6)
During fiscal 2018, we utilized the ABL Credit Facility to collateralize certain standby letters of credit and paid $1.5 million in commitment fees, interest expense and other administrative charges relating to our ABL Credit Facility.

For additional information about our convertible notes, term loans (including the refinancing of our 2022 Term Loan into the 2025 Term Loan), ABL Credit Facility and interest rate swaps see Notes 14, 16 and 17 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report and Item 7A of Part II of this annual report.
Contractual Obligations

The following is a summary of our future minimum payments under contractual obligations as of October 31, 2018 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Principal due on Term Loan due September 28, 2025(1)	$700,000	$7,000	$14,000	$14,000	$665,000
Interest due on Term Loan due September 28, 2025(1)	203,797	30,187	59,630	58,414	55,566
Payments due under interest rate swaps (1)	11,814	2,397	4,807	4,610	—
Operating leases (2)	150,608	28,912	45,668	28,981	47,047
Purchase obligations (3)	379,096	379,096	—	—	—
Capital leases - equipment	1,419	1,281	138	—	—
Capital leases - buildings (4)	113,862	7,373	15,104	15,974	75,411
Payment due on debt conversion - cash settlement (5)	111,268	111,268	—	—	—
Payment due on debt conversion - equity settlement (5)	52,944	52,944	—	—	—
Other obligations	830	796	34	—	—
Total (6)	$1,725,638	$621,254	$139,381	$121,979	$843,024
_________________________________

(1)
Interest on the 2025 Term Loan and payments due under the interest rate swaps is variable and calculated using the rate in effect on the balance sheet date. For additional information about our term loans and the interest rate swaps, see Notes 14 and 16 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report and Item 7A of Part II of this annual report.

(2)	Does not include variable insurance, taxes, maintenance and other costs that may be required by the applicable operating lease. These costs are not expected to have a material future impact.

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

(5)
This represents the fair value of the total obligation for the cash and equity portion of the conversion feature incurred in conjunction with the November 15, 2018 settlement of the New 3.75% Convertible Senior Notes. See Notes 14 and 16 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report

(6)
As of October 31, 2018, we also had $15.9 million of other long-term obligations on our Consolidated Balance Sheet for unrecognized tax positions that are not included in this table because the timing or amount of any cash settlement with the respective tax authority cannot be reasonably estimated.

Some of our commercial commitments, including some of the future minimum payments in operating leases set forth above and certain commitments to customers, are secured by standby letters of credit collateralized under our ABL Credit Facility or restricted cash. Restricted cash balances are included in other current assets or other long-term assets depending upon the duration of the underlying letter of credit obligation. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of October 31, 2018 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Standby letters of credit	$61,726	$19,171	$24,564	$12,221	$5,770

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

VSOE, when determinable, is established based on our pricing and discounting practices for the specific product or service when sold separately. In determining whether VSOE exists, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range. We have generally been unable to establish TPE of selling price because our go-to-market strategy differs from that of others in our markets, and the extent of customization and differentiated features and functions varies among comparable products or services from our peers. We determine BESP based upon management-approved pricing guidelines, which consider multiple factors including the type of product or service, gross margin objectives, competitive and market conditions and the go-to-market strategy, all of which can affect pricing practices.

Our total deferred revenue for products was $42.5 million and $49.1 million as of October 31, 2018 and October 31, 2017, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $127.0 million and $135.9 million as of October 31, 2018 and October 31, 2017, respectively.

In May 2014, the FASB issued Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers,  a new accounting standard related to revenue recognition. ASC 606 supersedes nearly all U.S. GAAP on revenue recognition and eliminated industry-specific guidance. The underlying principle of ASC 606 is to recognize revenue when a customer obtains control of promised goods or services at an amount that reflects the consideration that is expected to be received in exchange for those goods or services. It also requires increased disclosures including the nature, amount, timing and uncertainty of revenues and cash flows related to contracts with customers.

For multiple element software arrangements where vendor-specific objective evidence (“VSOE”) of undelivered maintenance does not exist, we currently recognize revenue for the entire arrangement over the maintenance term. The adoption of ASC 606 will require us to determine the stand alone selling price for each of the software and software-related deliverables at contract inception, and we consequently note that certain software deliverables will be recognized at a point in time rather than over a period of time.

We also note that certain installation and deployment, and consulting and network design services, will be recognized over a period of time rather than at a point in time.

We have considered the impact of the guidance in ASC 340-40, Other Assets and Deferred Costs; Contracts with Customers, and the interpretations of the FASB Transition Resource Group for Revenue Recognition (TRG) with respect to capitalization and amortization of incremental costs of obtaining a contract. In conjunction with this interpretation, we have elected to implement the practical expedient allowing for incremental costs to be recognized as an expense when incurred if the period of the asset recognition is one year or less, and amortized over the period of performance, if the period of the asset recognition is greater than one year.

We elected to implement ASC 606 using the modified retrospective approach whereby the cumulative effect at adoption will be presented as an adjustment to the opening balance of accumulated deficit. The comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods. ASC 606 will be effective for us beginning in the first quarter of fiscal 2019.

We do not expect that ASC 606 will have a material impact on total revenue for fiscal 2019 as we believe the revenue that will be accelerated from certain software arrangements consistent with the changes in timing as described above will be largely offset by a reduction of revenue from software arrangements where revenue was previously deferred in prior periods and recognized ratably over time as required under the current standard. This preliminary assessment is based on the types and number of revenue arrangements currently in place. The exact impact of ASC 606 will be dependent on the facts and circumstances at adoption and could vary from quarter to quarter. For further discussion of ASC 606, see Note 1 to our Consolidated Financial Statements in Item 8 of Part II of this annual report.

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

During fiscal 2018, we completed the Packet Design acquisition for a purchase price of $41.1 million and the DonRiver acquisition for a purchase price of $54.2 million, including a contingent consideration component. See Note 2 to the Consolidated Financial Statements included in Item 8 of Part II of this annual report for more information regarding these transactions and the three-year earn-out arrangement in connection with the DonRiver acquisition.

Share-Based Compensation

We estimate the fair value of our restricted stock unit awards based on the fair value of our common stock on the date of grant. Our outstanding restricted stock unit awards are subject to service-based vesting conditions and/or performance-based vesting conditions. We recognize the estimated fair value of service-based awards as share-based expense ratably over the vesting period on a straight-line basis. Awards with performance-based vesting conditions require the achievement of certain financial or other performance criteria or targets as a condition to the vesting, or acceleration of vesting. We recognize the estimated fair value of performance-based awards as share-based expense over the performance period, using graded vesting, which considers each performance period or tranche separately, based upon our determination of whether it is probable that the performance targets will be achieved. At the end of each reporting period, we reassess the probability of achieving the performance targets and the performance period required to meet those targets, and the expense is adjusted accordingly. Determining whether the performance targets will be achieved involves judgment, and the estimate of expense may be revised periodically based on changes in the probability of achieving the performance targets. Revisions are reflected in the period in which the estimate is changed. If any performance goals are not met, no compensation cost is ultimately recognized against that goal and, to the extent previously recognized, compensation cost is reversed.

Share-based compensation expense is taken into account based on awards granted. In the event of a forfeiture of an award, the expense related to the unvested portion of that award is reversed. Reversal of share-based compensation expense based on forfeitures can materially affect the measurement of estimated fair value of our share-based compensation. See Note 21 to our Consolidated Financial Statements in Item 8 of Part II of this annual report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of October 31, 2018, total unrecognized compensation expense was $77.3 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.45 years.

Ciena is required to record excess tax benefits or tax deficiencies related to stock-based compensation as income tax benefit or expense when share-based awards vest or are settled.

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

We have experienced write downs due to changes in our strategic direction, discontinuance of a product or introduction of newer versions of our products, declines in the sales of or forecasted demand for certain products, and general market conditions. We recorded charges for excess and obsolete inventory of $30.6 million, $35.5 million and $33.7 million in fiscal 2018, 2017 and 2016, respectively. Our inventory net of allowance for excess and obsolescence was $262.8 million and $267.1 million as of October 31, 2018 and October 31, 2017, respectively.

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

During fiscal 2017, Ciena’s allowance for doubtful accounts included a provision for a significant asset impairment of $13.7 million for a trade receivable related to a single customer in the APAC region. Our accounts receivable, net of allowance for doubtful accounts, was $786.5 million and $622.2 million as of October 31, 2018 and October 31, 2017, respectively. Our allowance for doubtful accounts was $17.4 million and $17.6 million as of October 31, 2018 and October 31, 2017, respectively.

Goodwill

Our goodwill was generated from the acquisition of (i) Cyan during fiscal 2015, (ii) the HSPC assets of TeraXion during fiscal 2016, (iii) Packet Design on July 2, 2018, and (iv) DonRiver on October 1, 2018. The goodwill from these acquisitions is primarily related to expected synergies. Goodwill is the excess of the purchase price over the fair values assigned to the net assets acquired in a business combination. We test goodwill for impairment on an annual basis, which we have determined to be the last business day of fiscal September each year. We also test goodwill for impairment between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value.

The first step in the process of assessing goodwill impairment is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two requires goodwill impairments to be measured on the basis of the fair value of the reporting unit relative to the reporting unit’s carrying amount. A non-cash goodwill impairment charge would have the effect of decreasing earnings or increasing losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period. As of October 31, 2018 and October 31, 2017, the goodwill balance was $298.0 million and $267.5 million, respectively. There were no goodwill impairments resulting from our fiscal 2018 and 2017 impairment tests and no reporting unit was determined to be at risk of failing step one of the goodwill impairment test. See Note 2 to the Consolidated Financial Statements included in Item 8 of Part II of this annual report.

Long-lived Assets

Our long-lived assets include equipment, building, furniture and fixtures, finite-lived intangible assets, in-process research and development, and maintenance spares. As of October 31, 2018 and October 31, 2017 these assets totaled $486.0 million and $456.3 million, net, respectively. We test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount is not recoverable from its undiscounted cash flows. Our long-lived assets are assigned to asset groups which represent the lowest level for which we identify cash flows. We measure impairment loss as the amount by which the carrying amount of the asset or asset group exceeds its fair value.

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

    Quarterly, we perform an analysis to determine the likelihood of realizing our deferred tax assets and whether sufficient evidence exists to support reversal of all or a portion of the valuation allowance. During the fourth quarter of fiscal 2017, this analysis consisted of the evaluation of all available positive and negative evidence, including our improved profitability in fiscal 2016 and fiscal 2017. We also considered third-party estimates of market growth and our internal projections of future profitability as indicated in our annual update to our operating plan for fiscal 2018 and our long-term strategic forecast which were completed during the fourth quarter of fiscal 2017. We also considered our strong performance against our annual operating plans in recent years and our ability to utilize tax planning strategies. Based on this analysis, we concluded that it was more likely than not that the majority of our U.S. deferred tax assets will be realized, and we therefore reversed most of the valuation allowance against those deferred assets. This reversal resulted in a one-time, non-cash income tax benefit of $1.2 billion and a $26.0 million adjustment to additional paid-in capital. The valuation allowance balance at October 31, 2018 was

$142.7 million and the corresponding net deferred tax asset was $745.0 million. We will continue to evaluate future financial performance to determine whether such performance is both sustained and significant enough to provide sufficient evidence to support reversal of all or a portion of the remaining valuation allowance. The value of our net deferred tax asset may be subject to change in the future, depending upon our generation or projections of future taxable income, as well as changes in tax policy or our tax planning strategy. For further discussion, see Note 20 to the Consolidated Financial Statements included in Item 8 of Part II of this annual report.

Warranty

Our liability for product warranties, included in other accrued liabilities, was $44.7 million and $42.5 million as of October 31, 2018 and October 31, 2017, respectively. Our products are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties, net of adjustments for previous years’ provisions, was $21.0 million, $8.0 million and $15.5 million for fiscal 2018, 2017 and 2016 respectively. The provision for warranty claims may fluctuate on a quarterly basis depending upon the mix of products and customers in that period. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. These adjustments for previous years provisions had the effect of reducing warranty provisions by $9.7 million and $5.3 million for fiscal 2017 and 2016 respectively. During fiscal 2018, we determined that failure rates for prior estimates remained unchanged, and accordingly did not make any adjustments for previous fiscal year provisions not yet settled. As a result, our warranty provision for fiscal 2018 increased as compared to these prior years. See Note 13 to the Consolidated Financial Statements included in Item 8 of Part II of this annual report. An increase in warranty claims or the related costs associated with satisfying our warranty obligations could increase our cost of sales and negatively affect our gross margin.

Effects of Recent Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for information relating to our discussion of the effects of recent accounting pronouncements.

Unaudited Quarterly Results of Operations

The tables below (in thousands, except per share data) set forth the operating results in our consolidated statements of operations for each of the eight quarters in the period ended October 31, 2018. Our revenue can fluctuate from quarter to quarter as a result of a number of factors, including changes in customer spending levels or networking strategies, order timing and volume, backlog levels, timing of revenue recognition and other competitive dynamics. As our business has evolved, including the sales of our solutions to meet the “on-demand” service requirements of both our customers and their end-users, the amount of quarterly revenue that we recognize in a quarter from customer orders received in that same quarter (which we refer to as “book to revenue”) has increased as compared to our historical periods. Increased reliance on book to revenue introduces a number of risks, including the inherent difficulty in forecasting the amount and timing of book to revenue in any given quarter, and may increase the likelihood of fluctuations in our results. This information is unaudited, but in our opinion reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair statement of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.

	Oct. 31,	Jul. 31,	Apr. 30,	Jan. 31,	Oct. 31,	Jul. 31,	Apr. 30,	Jan. 31,
	2018	2018	2018	2018	2017	2017	2017	2017
Revenue:
Products	$743,867	$691,758	$604,226	$525,609	$616,216	$610,742	$584,630	$506,993
Services	155,489	127,059	125,752	120,526	128,233	117,977	122,392	114,504
Total revenue	899,356	818,817	729,978	646,135	744,449	728,719	707,022	621,497
Cost of goods sold:
Products	421,583	399,886	372,568	313,120	352,992	341,197	327,295	286,811
Services	79,698	67,388	64,103	61,250	65,772	59,446	61,487	60,901
Total costs of goods sold	501,281	467,274	436,671	374,370	418,764	400,643	388,782	347,712
Gross profit	398,075	351,543	293,307	271,765	325,685	328,076	318,240	273,785
Operating expenses:
Research and development	134,983	121,133	116,924	118,524	119,108	117,729	121,623	116,869
Selling and marketing	112,791	95,395	97,359	88,515	95,877	86,739	88,551	85,002
General and administrative	44,539	38,212	38,976	38,406	36,181	35,569	34,990	35,864
Amortization of intangible assets	4,654	3,837	3,623	3,623	3,661	3,837	10,980	14,551
Acquisition and integration costs	3,778	1,333	—	—	—	—	—	—
Significant asset impairments and restructuring costs	1,460	6,359	4,359	5,961	15,059	2,203	4,276	2,395
Total operating expenses	302,205	266,269	261,241	255,029	269,886	246,077	260,420	254,681
Income from operations	95,870	85,274	32,066	16,736	55,799	81,999	57,820	19,104
Interest and other income (loss), net	(13,357)	(1,543)	1,296	1,575	1,344	(848)	6	411
Interest expense	(14,873)	(13,611)	(13,031)	(13,734)	(13,926)	(13,415)	(13,308)	(15,203)
Loss on extinguishment and modification of debt	(13,887)	—	—	—	(692)	—	(2,924)	(41)
Income before income taxes	53,753	70,120	20,331	4,577	42,525	67,736	41,594	4,271
Provision (benefit) for income tax	(10,224)	19,280	6,475	477,940	(1,117,531)	7,726	3,568	410
Net income (loss)	$63,977	$50,840	$13,856	$(473,363)	$1,160,056	$60,010	$38,026	$3,861
Basic net income (loss) per common share	$0.45	$0.35	$0.10	$(3.29)	$8.11	$0.42	$0.27	$0.03
Diluted net income (loss) per potential common share	$0.34	$0.34	$0.09	$(3.29)	$7.32	$0.39	$0.25	$0.03
Weighted average basic common shares outstanding	143,659	143,400	143,975	143,922	143,097	142,464	141,743	140,682
Weighted average diluted potential common shares outstanding	157,745	159,998	147,973	143,922	158,791	172,112	165,273	142,184
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

Our earnings and cash flows from operations would be exposed to changes in interest rates because of the floating rate of interest in our 2025 Term Loan if such loan was not hedged using floating-to-fixed rate interest rate swaps. See Note 14 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report. The 2025 Term Loan bears interest at LIBOR plus a spread of 2.00%, subject to a minimum LIBOR rate of 0.00%. We have entered into interest rate swap arrangements ("interest rate swaps") that fix the LIBOR rate of approximately 50% of the 2025 Term Loan principal amount at 2.957% through September 2023. As such, a 100 basis point (1.0%) increase in the LIBOR rate as of our most recent LIBOR rate setting would increase our annualized interest expense by approximately $3.5 million on our 2025 Term Loan as recognized in our Consolidated Financial Statements. See Note 16 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for information relating to our 2025 Term Loan.

Foreign Currency Exchange Risk. As a global concern, our business and results of operations are exposed to and can be impacted by movements in foreign currency exchange rates. For example, the announcement of the United Kingdom (UK) referendum in which voters approved an exit from the European Union (EU), commonly referred to as "Brexit," has previously caused, and may continue to cause, significant volatility in currency exchange rate fluctuations. Because we sell globally, some of our sales transactions and revenue are non-U.S. Dollar denominated, with the Canadian Dollar, Euro, British Pound and Brazilian Real being our most significant foreign currency revenue exposures. If the U.S. Dollar strengthens against these currencies, our revenue for these transactions reported in U.S. Dollars would decline. For our U.S. Dollar denominated sales, an increase in the value of the U.S. Dollar would increase the real costs of our products to customers in markets outside the United States, which could impact our competitive position. During fiscal 2018, approximately 17.8% of revenue was non-U.S. Dollar denominated. During fiscal 2018 as compared to fiscal 2017, the U.S. Dollar strengthened against a number of foreign currencies, including the Brazilian Real and Argentine Peso primarily offset by weakening against the Euro. Consequently, our revenue reported in U.S. Dollars was minimally impacted by approximately $1.5 million or 0.1%. As it relates to costs of goods sold, employee-related and facilities costs associated with certain manufacturing-related operations in Canada represent our primary exposure to foreign currency exchange risk.
With regard to operating expense, our primary exposure to foreign currency exchange risk relates to the Canadian Dollar, British Pound, Euro, Indian Rupee, Brazilian Real and Australian Dollar. During fiscal 2018, approximately 52.6% of our operating expense was non-U.S. Dollar denominated. If currencies strengthen against the U.S. Dollar, costs reported in U.S. Dollars will increase. During fiscal 2018, research and development expense was adversely affected by approximately $5.1 million, net of hedging, primarily due to the weakening of the U.S. Dollar in relation to the Canadian Dollar in comparison to fiscal 2017. Also, sales and marketing expense was adversely affected by $4.3 million, as a result of foreign exchange rates, primarily due to a weaker U.S. Dollar in relation to the Euro in fiscal 2018 in comparison to fiscal 2017.
From time to time, we use foreign currency forward contracts to reduce variability in certain forecasted non-U.S. Dollar denominated cash flows. Generally, these derivatives have maturities of 24 months or less and are designated as cash flow hedges. At the inception of the cash flow hedge, and on an ongoing basis, we assess whether the forward contract has been effective in offsetting changes in cash flows attributable to the hedged risk during the hedging period. The effective portion of the derivative’s net gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon the occurrence of the forecasted transaction, is subsequently reclassified to the line item in the Consolidated Statement of Operations to which the hedged transaction relates. Any net gain or loss associated with the ineffectiveness of the hedging instrument is reported in interest and other income (loss), net.
Ciena Corporation, as the U.S. parent entity, uses the U.S. Dollar as its functional currency. However, some of our foreign branch offices and subsidiaries use the local currency as their functional currency. During fiscal 2018, we recorded $19.4 million in foreign currency exchange losses, as a result of monetary assets and liabilities that were transacted in a currency other than the entity’s functional currency, and the re-measurement adjustments were recorded in interest and other income (loss), net on the Consolidated Statement of Operations. From time to time, we use foreign currency forwards to hedge these balance sheet exposures. These forwards are not designated as hedges for accounting purposes, and any net gain or loss associated with these derivatives is reported in interest and other income (loss), net. During fiscal 2018, we recorded gains of

$6.8 million from these derivatives. See Notes 1, 4 and 14 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report.

Item 8. Financial Statements and Supplementary Data
The following is an index to the consolidated financial statements:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ciena Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ciena Corporation and its subsidiaries (the “Company”) as of October 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended October 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2018.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
December 21, 2018

We have served as the Company’s auditor since 1992.

CIENA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$745,423	$640,513
Short-term investments	148,981	279,133
Accounts receivable, net	786,502	622,183
Inventories, net	262,751	267,143
Prepaid expenses and other	198,945	197,339
Total current assets	2,142,602	2,006,311
Long-term investments	58,970	49,783
Equipment, building, furniture and fixtures, net	292,067	308,465
Goodwill	297,968	267,458
Other intangible assets, net	148,225	100,997
Deferred tax asset, net	745,039	1,155,104
Other long-term assets	71,652	63,593
Total assets	$3,756,523	$3,951,711
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$340,582	$260,098
Accrued liabilities and other short-term obligations	340,075	322,934
Deferred revenue	111,134	102,418
Current portion of long-term debt	7,000	352,293
Debt conversion liability	164,212	—
Total current liabilities	963,003	1,037,743
Long-term deferred revenue	58,323	82,589
Other long-term obligations	119,413	111,349
Long-term debt, net	686,450	583,688
Total liabilities	$1,827,189	$1,815,369
Commitments and contingencies (Note 24)
Stockholders’ equity:
Preferred stock — par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock — par value $0.01; 290,000,000 shares authorized; 154,318,531 and 143,043,227 shares issued and outstanding	1,543	1,430
Additional paid-in capital	6,881,223	6,810,182
Accumulated other comprehensive loss	(5,780)	(11,017)
Accumulated deficit	(4,947,652)	(4,664,253)
Total stockholders’ equity	1,929,334	2,136,342
Total liabilities and stockholders’ equity	$3,756,523	$3,951,711
The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended October 31,
	2018	2017	2016
Revenue:
Products	$2,565,460	$2,318,581	$2,117,472
Services	528,826	483,106	483,101
Total revenue	3,094,286	2,801,687	2,600,573
Cost of goods sold:
Products	1,507,157	1,308,295	1,176,304
Services	272,439	247,606	262,693
Total cost of goods sold	1,779,596	1,555,901	1,438,997
Gross profit	1,314,690	1,245,786	1,161,576
Operating expenses:
Research and development	491,564	475,329	451,794
Selling and marketing	394,060	356,169	349,731
General and administrative	160,133	142,604	132,828
Amortization of intangible assets	15,737	33,029	61,508
Acquisition and integration costs	5,111	—	4,613
Significant asset impairments and restructuring costs	18,139	23,933	4,933
Total operating expenses	1,084,744	1,031,064	1,005,407
Income from operations	229,946	214,722	156,169
Interest and other income (loss), net	(12,029)	913	(12,569)
Interest expense	(55,249)	(55,852)	(56,656)
Loss on extinguishment and modification of debt	(13,887)	(3,657)	(226)
Income before income taxes	148,781	156,126	86,718
Provision (benefit) for income taxes	493,471	(1,105,827)	14,134
Net income (loss)	$(344,690)	$1,261,953	$72,584

Basic net income (loss) per common share	$(2.40)	$8.89	$0.52
Diluted net income (loss) per potential common share	$(2.49)	$7.53	$0.51
Weighted average basic common shares outstanding	143,738	141,997	138,312
Weighted average diluted potential common shares outstanding	143,738	169,919	150,704
The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended October 31,
	2018	2017	2016
Net income (loss)	$(344,690)	$1,261,953	$72,584
Change in unrealized gain (loss) on available-for-sale securities, net of tax	26	(590)	217
Change in unrealized loss on foreign currency forward contracts, net of tax	(1,674)	(295)	(823)
Change in unrealized gain (loss) on forward starting interest rate swaps, net of tax	6,199	6,185	(445)
Change in accumulated translation adjustments	686	8,012	(1,152)
Other comprehensive income (loss)	5,237	13,312	(2,203)
Total comprehensive income (loss)	$(339,453)	$1,275,265	$70,381
The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit		Total Stockholders’ Equity (Deficit)
Balance at October 31, 2015	135,612,217	$1,356	$6,640,436	$(22,126)	$(5,998,790)		$620,876
Net income	—	—	—	—	72,584		72,584
Other comprehensive loss	—	—	—	(2,203)	—		(2,203)
Issuance of shares from employee equity plans	4,155,410	42	23,049	—	—		23,091
Share-based compensation expense	—	—	51,993	—	—		51,993
Balance at October 31, 2016	139,767,627	1,398	6,715,478	(24,329)	(5,926,206)		766,341
Net income	—	—	—	—	1,261,953		1,261,953
Other comprehensive income	—	—	—	13,312	—		13,312
Issuance of shares from employee equity plans	3,275,600	32	20,380	—	—		20,412
Share-based compensation expense	—	—	48,360	—	—		48,360
Reversal of deferred tax asset valuation allowance	—	—	25,964	—	—	25,964	25,964
Balance at October 31, 2017	143,043,227	1,430	6,810,182	(11,017)	(4,664,253)		2,136,342
Net loss	—	—	—	—	(344,690)		(344,690)
Other comprehensive income	—	—	—	5,237	—		5,237
Reclassification of cash conversion feature	—	—	(152,142)	—	—		(152,142)
Conversion of convertible notes into common shares	12,236,146	122	261,981	—	—		262,103
Repurchases of common stock - repurchase program	(4,290,801)	(44)	(110,937)	—	—		(110,981)
Issuance of shares from employee equity plans	3,484,018	37	23,090	—	—		23,127
Share-based compensation expense	—	—	52,972	—	—		52,972
Shares repurchased for tax withholdings on vesting of restricted stock units	(154,059)	(2)	(4,755)	—	—		(4,757)
Effect of adoption of new accounting standard	—	—	832	—	61,291		62,123
Balance at October 31, 2018	154,318,531	$1,543	$6,881,223	$(5,780)	$(4,947,652)		$1,929,334
The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended October 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$(344,690)	$1,261,953	$72,584
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt	10,039	—	—
Loss on fair value of debt conversion liability	12,070	—	—
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	84,214	77,189	63,394
Share-based compensation costs	52,972	48,360	51,993
Amortization of intangible assets	25,806	45,713	78,298
Deferred taxes	463,631	(1,126,732)	(1,116)
Provision for doubtful accounts	2,700	18,221	1,701
Provision for inventory excess and obsolescence	30,615	35,459	33,713
Provision for warranty	20,992	7,965	15,483
Other	21,685	22,417	24,929
Changes in assets and liabilities:
Accounts receivable	(168,357)	(66,123)	(26,074)
Inventories	(27,445)	(91,567)	(53,000)
Prepaid expenses and other	(21,425)	(33,834)	30,047
Accounts payable, accruals and other obligations	85,798	33,897	7,153
Deferred revenue	(19,344)	1,964	(9,585)
Net cash provided by operating activities	229,261	234,882	289,520
Cash flows used in investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(67,616)	(94,600)	(107,185)
Restricted cash	117	(54)	11
Purchase of available for sale securities	(286,824)	(299,038)	(365,191)
Proceeds from maturities of available for sale securities	410,109	335,075	230,612
Purchase of cost method investment	(1,767)	—	(4,000)
Settlement of foreign currency forward contracts, net	9,385	(2,810)	(18,506)
Acquisition of businesses, net of cash acquired	(82,670)	—	(32,000)
Net cash used in investing activities	(19,266)	(61,427)	(296,259)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	305,125	—	248,750
Payment of long-term debt	(292,730)	(233,554)	(266,116)
Payment for make-whole provision upon conversion of long-term debt	(13,453)	—	—
Payment for modification of term loans	—	(93,625)	—
Payment of debt issuance costs	(1,936)	(722)	(3,987)
Payment of capital lease obligations	(3,624)	(3,562)	(5,966)
Shares repurchased for tax withholdings on vesting of restricted stock units	(4,757)	—	—
Repurchases of common stock - repurchase program	(110,981)	—	—
Proceeds from issuance of common stock	23,127	20,412	23,091
Net cash used in financing activities	(99,229)	(311,051)	(4,228)
Effect of exchange rate changes on cash and cash equivalents	(5,856)	494	(2,389)
Net increase (decrease) in cash and cash equivalents	104,910	(137,102)	(13,356)
Cash and cash equivalents at beginning of fiscal year	640,513	777,615	790,971
Cash and cash equivalents at end of fiscal year	$745,423	$640,513	$777,615
Supplemental disclosure of cash flow information
Cash paid during the fiscal year for interest	$44,750	$47,235	$46,897
Cash paid during the fiscal year for income taxes, net	$26,900	$22,136	$15,268
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$5,118	$6,214	$15,030
Equipment acquired under capital leases	$—	$—	$5,322
Building subject to capital lease	$—	$50,370	$8,993
Construction in progress subject to build-to-suit lease	$—	$—	$39,914
Contingent consideration for acquisition of business	$10,900	$—	$—
Conversion of 3.75% convertible senior notes, due October 15, 2018 (Original) into 3,038,208 shares of common stock	$61,270	$—	$—
Conversion of 4.0% convertible senior notes, due December 15, 2020 into 9,197,943 shares of common stock, net	$214,286	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) CIENA CORPORATION AND SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES
Description of Business

Ciena Corporation (“Ciena” or the “Company”) is a networking systems, services and software company, providing solutions that enable a wide range of network operators to deploy and manage next-generation networks that deliver services to businesses and consumers. Ciena provides network hardware, software and services that support the transport, switching, aggregation, service delivery and management of video, data and voice traffic on communications networks. Ciena’s solutions are used by communications service providers, cable and multiservice operators, Web-scale providers, submarine network operators, governments, enterprises, research and education (R&E) institutions and other emerging network operators.

Ciena’s solutions include a diverse portfolio of high-capacity Networking Platform products, which can be applied from the network core to network access points, and which allow network operators to scale capacity, increase transmission speeds, allocate traffic and adapt dynamically to changing end-user service demands. Ciena also offers Platform Software that provides management and domain control of our next-generation packet and optical platforms and automates network lifecycle operations including provisioning equipment and services. In addition, through its comprehensive suite of Blue Planet Automation Software, Ciena enables network operators to use network data and analytics to drive enhanced automation across multi-vendor and multi-domain network environments, accelerate service delivery and enable an increasingly predictive and autonomous network infrastructure. To complement its hardware and software solutions, Ciena offers broad range of attached and software-related services that help customers design, optimize, integrate, deploy, manage and maintain their networks and associated operational environments. Ciena’s complete portfolio of solutions enables customers to transform their network into a dynamic, programmable environment driven by automation and analytics, which Ciena refers to as the Adaptive Network. Ciena’s solutions for the Adaptive Network create business and operational value for customers, enabling them to introduce new revenue-generating services, reduce costs and maximize the return on their network infrastructure investment.

Basis of Presentation
The accompanying consolidated financial statements include the accounts of Ciena and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Ciena has a 52 or 53 week fiscal year, which ends on the Saturday nearest to the last day of October in each year (November 3, 2018, October 28, 2017 and October 29, 2016 for the periods reported). Fiscal 2018 consisted of a 53-week fiscal year. Fiscal 2017 and fiscal 2016 each consisted of a 52-week fiscal year. For purposes of financial statement presentation, each fiscal year is described as having ended on October 31.

Business Combinations

Ciena records acquisitions using the purchase method of accounting. All of the assets acquired, liabilities assumed, contractual contingencies and contingent consideration are recognized at their fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and net intangible assets acquired is recorded as goodwill. The application of the purchase method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed, in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. These assumptions and estimates include a market participant’s use of the asset and the appropriate discount rates for a market participant. Ciena’s estimates are based on historical experience, information obtained from the management of the acquired companies and, when appropriate, include assistance from independent third-party appraisal firms. Significant assumptions and estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for selling prices for multiple element arrangements, shared-based compensation, bad debts, valuation of inventories and investments, recoverability of intangible assets, other long-lived assets and goodwill, income taxes, warranty obligations, restructuring liabilities, derivatives, contingencies and litigation. Ciena bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results may differ materially from management’s estimates.

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

Ciena has minority equity investments in privately held technology companies that are classified in other long-term assets. These investments are carried at cost because Ciena owns less than 20% of the voting equity and does not have the ability to exercise significant influence over the company. Ciena monitors these investments for impairment and makes appropriate reductions to the carrying value when necessary. As of October 31, 2018, the combined carrying value of these investments was $8.1 million. Ciena has not estimated the fair value of these cost method investments because determining the fair value is not practicable. Ciena has not evaluated these investments for impairment as there have not been any events or changes in circumstances that Ciena believes would have had a significant adverse effect on the fair value of these investments.

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

The first step in the process of assessing goodwill impairment is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill.  If this test indicates that the fair value is less than the carrying value, then step two requires goodwill impairments to be measured on the basis of the fair value of the reporting unit relative to the reporting unit’s carrying amount. A non-cash goodwill impairment charge would have the effect of decreasing earnings or increasing losses in such period. If Ciena is required to take a substantial impairment charge, its operating results would be materially adversely affected in such period.

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

Accounts Receivable, Net

Accounts receivable includes both billed accounts receivable and unbilled accounts receivable due from customers. Unbilled accounts receivable is derived from contract arrangements whereby the billing term is post the revenue recognition term. Ciena’s allowance for doubtful accounts is based on its assessment, on a specific identification basis, of the collectibility of customer accounts. Ciena performs ongoing credit evaluations of its customers and generally has not required collateral or other forms of security from them. In determining the appropriate balance for Ciena’s allowance for doubtful accounts, management considers each individual customer account receivable in order to determine collectibility. In doing so, management considers creditworthiness, payment history, account activity and communication with the customer. If a customer’s financial condition changes, Ciena may be required to record an allowance for doubtful accounts for that customer, which could negatively affect its results of operations.

Research and Development

Ciena charges all research and development costs to expense as incurred. Types of expense incurred in research and development include employee compensation, prototype equipment, consulting and third-party services, depreciation, facility costs and information technology.

Government Grants

Ciena accounts for proceeds from government grants as a reduction of expense when there is reasonable assurance that Ciena has met the required conditions associated with the grant and that grant proceeds will be received. Grant benefits are recorded to the particular line item of the Consolidated Statement of Operations to which the grant activity relates. See Note 24 below.

Advertising Costs

Ciena expenses all advertising costs as incurred.

Legal Costs

Ciena expenses legal costs associated with litigation as incurred.

Share-Based Compensation Expense

Ciena measures and recognizes compensation expense for share-based awards based on estimated fair values on the date of grant. Ciena estimates the fair value of each option-based award on the date of grant using the Black-Scholes option-pricing model. This model is affected by Ciena’s stock price as well as estimates regarding a number of variables, including expected stock price volatility over the expected term of the award and projected employee stock option exercise behaviors. Ciena estimates the fair value of each restricted stock unit award based on the fair value of the underlying common stock on the date of grant. In each case, Ciena only recognizes expense in its Consolidated Statement of Operations for those stock options or restricted stock units that are expected ultimately to vest. Ciena recognizes the estimated fair value of performance-based awards as share-based expense over the performance period, using graded vesting, which considers each performance period or tranche separately, based upon Ciena’s determination of whether it is probable that the performance targets will be achieved. At the end of each reporting period, Ciena reassesses the probability of achieving the performance targets and the performance period required to meet those targets, and the expense is adjusted accordingly. Ciena uses the straight-line method to record expense for share-based awards with only service-based vesting. See Note 21 below.

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

In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. In addition, tax authorities periodically audit Ciena’s income tax returns. These audits examine significant tax filing positions, including the timing and amounts of deductions and the allocation of income tax expenses among tax jurisdictions. Ciena is currently under audit in India for 2012 and 2014 through 2017, and in Canada for 2011 through 2015. Management does not expect the outcome of these audits to have a material adverse effect on Ciena’s consolidated financial position, results of operations or cash flows. Ciena’s major tax jurisdictions and the earliest open tax years are as follows: United States (2015), United Kingdom (2015), Canada (2011), India (2012) and Brazil (2013). Limited adjustments can be made to Federal U.S. tax returns in earlier years in order to reduce net operating loss carryforwards. Ciena classifies interest and penalties related to uncertain tax positions as a component of income tax expense.

Ciena has not provided for U.S. deferred income taxes on the cumulative unremitted earnings of its non-U.S. affiliates, as it plans to indefinitely reinvest these foreign earnings outside the U.S. As of October 31, 2018, the cumulative amount of such temporary differences for which a deferred tax liability has not been recognized totaled approximately $336 million. If these earnings were distributed to the U.S. in the form of dividends, or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, Ciena would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

Ciena is required to record excess tax benefits or tax deficiencies related to stock-based compensation as income tax benefit or expense when share-based awards vest or are settled.

The Tax Act includes provisions that do not affect Ciena in fiscal 2018, including a provision designed to tax global intangible low-taxed income (“GILTI”). Due to the complexity of the GILTI tax rules, this provision and related tax accounting will continue to be evaluated. An accounting policy choice is allowed to either treat taxes due on future U.S. inclusions related to GILTI in taxable income as a current-period expense when incurred (the “period cost method”) or factor such amounts into the measurement of deferred taxes (the “deferred method”). The calculation of the deferred balance with respect to the new GILTI tax provisions will depend, in part, on analyzing global income to determine whether future U.S. inclusions in taxable income are expected related to GILTI and, if so, what the impact is expected to be. Ciena is electing to use the period cost method for future GILTI inclusions. Additionally, Ciena is electing to use the incremental cash tax savings approach when determining whether a valuation allowance needs to be recorded against the U.S. net operating loss (“NOL”) due to the GILTI inclusions.

The Tax Act also introduced an alternative tax known as the base erosion and anti-abuse tax (BEAT).  An accounting policy choice can be made on whether or not to consider the impact of BEAT on its valuation allowance. Ciena continues to evaluate very recent regulatory guidance in order to assess its impact. Accordingly, an accounting policy choice has not yet been made.

Loss Contingencies

Ciena is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. Ciena considers the likelihood of loss or the incurrence of a liability, as well as Ciena’s ability to estimate the amount of loss reasonably, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Ciena regularly evaluates current information available to it in order to determine whether any accruals should be adjusted and whether new accruals are required.

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

Derivatives

Ciena’s 3.75% Convertible Senior Notes due October 15, 2018 (the "New Notes") included a conversion feature that is accounted for as a separate embedded derivative. The embedded conversion feature is recorded at fair value on a recurring basis using the underlying stock price, time to maturity and expected volatility of Ciena’s stock and conversion price. These changes are included in interest and other income (loss), net on the Consolidated Statement of Operations.

From time to time, Ciena uses foreign currency forward contracts to reduce variability in certain forecasted non-U.S. Dollar denominated cash flows. Generally, these derivatives have maturities of 24 months or less. Ciena also has interest rate swap arrangements to reduce variability in certain forecasted interest expense associated with its term loan. All of these derivatives are designated as cash flow hedges. At the inception of the cash flow hedge, and on an ongoing basis, Ciena assesses whether the derivative has been effective in offsetting changes in cash flows attributable to the hedged risk during the hedging period. The derivative’s net gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and, upon occurrence of the forecasted transaction, is subsequently reclassified to the line item in the Consolidated Statement of Operations to which the hedged transaction relates.

Ciena records derivative instruments in the Consolidated Statements of Cash Flows within operating, investing, or financing activities consistent with the cash flows of the hedged items.

From time to time, Ciena uses foreign currency forward contracts to hedge certain balance sheet foreign exchange exposures. These forward contracts are not designated as hedges for accounting purposes, and any net gain or loss associated with these derivatives is reported in interest and other income (loss), net on the Consolidated Statement of Operations.

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

In August 2017, the FASB issued ASU No. 2017-12 (“ASU 2017-12”), Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships, through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. Ciena adopted ASU 2017-12 during the first quarter of fiscal 2018. For hedges for which Ciena has elected to exclude the spot-forward difference from assessment of effectiveness, Ciena has elected to amortize the difference on a straight-line basis. Ciena will record amortization in earnings each period with an offsetting entry to other comprehensive income, and all changes in fair value over the term of the derivative in other comprehensive income. The application of this accounting standard did not have a material impact on Ciena’s Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting, which provides guidance on several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows. Ciena adopted ASU 2016-09 during the first quarter of fiscal 2018. In connection with the adoption of this guidance, Ciena recognized approximately $62.1 million of deferred tax assets related to previously unrecognized tax benefits. This was recorded as a cumulative-effect adjustment to accumulated deficit as of the beginning of the first quarter of fiscal 2018. Additionally, the consolidated statements of cash flows will include excess tax benefits as an operating activity, on a prospective basis as a result of the adoption. Finally, Ciena has elected to recognize forfeitures when they occur, rather than to estimate the impact of forfeitures when the award is granted. Accordingly, Ciena recognized approximately $0.8 million for this change through a cumulative effect adjustment recorded to opening accumulated deficit in the first quarter of fiscal 2018.

Newly Issued Accounting Standards - Not Yet Effective

In May 2014, the FASB issued Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers,  a new accounting standard related to revenue recognition. ASC 606 supersedes nearly all U.S. GAAP on revenue recognition and eliminated industry-specific guidance. The underlying principle of ASC 606 is to recognize revenue when a customer obtains control of promised goods or services at an amount that reflects the consideration that is expected to be received in exchange for those goods or services. It also requires increased disclosures including the nature, amount, timing, and uncertainty of revenues and cash flows related to contracts with customers.

For multiple element software arrangements where vendor-specific objective evidence (“VSOE”) of undelivered maintenance does not exist, Ciena currently recognizes revenue for the entire arrangement over the maintenance term. The adoption of ASC 606 will require Ciena to determine the stand alone selling price for each of the software and software-related deliverables at contract inception, and Ciena consequently notes that certain software deliverables will be recognized at a point in time rather than over a period of time.

Ciena also notes that certain installation and deployment, and consulting and network design services, will be recognized over a period of time rather than at a point in time.

Ciena has considered the impact of the guidance in ASC 340-40, Other Assets and Deferred Costs; Contracts with Customers, and the interpretations of the FASB Transition Resource Group for Revenue Recognition (TRG) with respect to capitalization and amortization of incremental costs of obtaining a contract. In conjunction with this interpretation, Ciena has elected to implement the practical expedient allowing for incremental costs to be recognized as an expense when incurred if the period of the asset recognition is one year or less, and amortized over the period of performance, if the period of the asset recognition is greater than one year.

Ciena elected to implement ASC 606 using the modified retrospective approach whereby the cumulative effect at adoption will be presented as an adjustment to the opening balance of accumulated deficit. The comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods. ASC 606 will be effective for Ciena beginning in the first quarter of fiscal 2019.

Upon adopting ASC 606 at the beginning of fiscal 2019, the cumulative effect adjustment will reduce accumulated deficit by approximately $49.2 million. This cumulative effect adjustment is primarily driven by a reduction to deferred product revenue of approximately $30.2 million related to software arrangements and an increase to unbilled accounts receivable of approximately $29.6 million primarily related to installation and deployment and consulting and network design service arrangements, with additional amounts related to hardware sales and other adjustments. In addition to the adjustment to deferred revenue and unbilled accounts receivable, other adjustments at transition include immaterial adjustments to billed accounts receivable, deferred product costs, prepaid service costs and other current and non-current assets, and other liabilities. The adjustment to other current and non-current assets is primarily for capitalized incremental contract acquisitions costs. The cumulative effect adjustment is recorded net of tax with the direct tax effect recorded primarily as an increase in deferred tax liability.

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

In August 2018, the FASB issued ASU No. 2018-13 (“ASU 2018-13”), Fair Value Measurement (Topic 820): Disclosure Framework which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for Ciena beginning in the first quarter of fiscal year 2020, early adoption is permitted. Adoption of ASU 2018-13 will not have a material effect on Ciena’s financial position or results of operations.

In August 2018, the FASB issued ASU No. 2018-15 (“ASU 2018-15”), Intangibles - Goodwill and Other-Internal-Use Software which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for Ciena beginning in the first quarter of fiscal year 2020, early adoption is permitted. Ciena is currently evaluating this guidance to determine the impact on its Consolidated Financial Statements and disclosures.

(2) BUSINESS COMBINATIONS

DonRiver Holdings, LLC Acquisition

On October 1, 2018, Ciena acquired DonRiver Holdings, LLC (“DonRiver”), a global software and services company specializing in federated network and service inventory management solutions within the service provider Operational Support Systems (OSS) environment. This transaction has been accounted for as the acquisition of a business.

During the fourth quarter of fiscal 2018, Ciena incurred approximately $3.5 million of acquisition-related costs associated with this transaction. These costs and expenses include fees associated with financial, legal and accounting advisors and other employment-related costs.

The following table summarizes the purchase price for the acquisition (in thousands):

Amount
Cash	$43,283
Contingent consideration	10,900
Total purchase price	$54,183

The following table summarizes the final purchase price allocation related to the acquisition based on the estimated fair value of the acquired assets and assumed liabilities (in thousands):

Amount
Cash and cash equivalents	$1,025
Accounts receivable	4,790
Prepaid expenses and other long term assets	372
Goodwill	10,453
Customer relationships and contracts	37,700
Developed technology	9,700
Deferred revenue	(193)
Other current and long term liabilities	(9,664)
Total purchase price	$54,183

The acquisition of DonRiver includes a $28.5 million three-year earn-out arrangement that consists of both a contingent consideration element and a contingent compensation element. The contingent consideration element requires additional cash consideration to be paid based on the future revenues generally derived from the DonRiver business over a 25-month period from the acquisition date through October 31, 2020. The undiscounted amounts potentially payable by Ciena under the contingent consideration element range from $0.0 million to $15.0 million in the aggregate over the period. Any amounts earned under the contingent consideration element are payable in the first quarters of fiscal 2019, fiscal 2020 and fiscal 2021. The $10.9 million fair value of the contingent consideration element as of the acquisition date was estimated by applying the income approach based upon a discounted cash flow technique using Monte Carlo simulations. The contingent compensation element of the earn-out arrangement includes an employment condition for the selling shareholders who became employees of Ciena upon the completion of the acquisition. The range of amounts that Ciena could pay under the contingent compensation element is between $0.0 million and $13.5 million in the aggregate over the period. Any amounts earned under the contingent compensation element are payable in the first quarters of fiscal 2021 and fiscal 2022. These amounts will be accrued over the period earned and recorded as expense in the Consolidated Statement of Operations.

Customer relationships and contracts represent agreements with existing DonRiver customers. Customer relationships and contracts are amortized on a straight line basis over their estimated useful life of seven years. Fair value was determined using the multi-period excess earnings method based on the present value of the incremental after-tax cash flows (or “excess earnings”) attributable to customer relationships for a discrete projection period.
 Developed technology represents purchased technology that had reached technological feasibility and for which DonRiver had substantially completed development as of the date of acquisition. Fair value was determined using future discounted cash flows related to the projected income stream of the developed technology for a discrete projection period. Cash flows were discounted to their present value as of the closing date. Developed technology is amortized on a straight line basis over its estimated useful life of seven years.
The goodwill generated from the acquisition of DonRiver is primarily related to expected synergies. The total goodwill amount was recorded in the Software and Software-Related Services segment. The goodwill related to this acquisition is not deductible for tax purposes.
Pro forma disclosures have not been included due to immateriality.

Packet Design, LLC Acquisition

On July 2, 2018, Ciena acquired Packet Design, LLC (“Packet Design”), a provider of network performance management software focused on Layer 3 network optimization, topology and route analytics, in a cash transaction for approximately $41.1 million in cash. This transaction has been accounted for as the acquisition of a business.

During fiscal 2018, Ciena incurred approximately $1.6 million of acquisition-related costs associated with this transaction. These costs and expenses include fees associated with financial, legal and accounting advisors and severance and other employment-related costs, including payments to certain former Packet Design employees.

The following table summarizes the final purchase price allocation related to the acquisition based on the estimated fair value of the acquired assets and assumed liabilities (in thousands):

Amount
Cash and cash equivalents	$642
Accounts receivable	1,525
Prepaid expenses and other	450
Equipment, furniture and fixtures	31
Goodwill	20,304
Customer relationships and contracts	2,200
Developed technology	21,900
Accounts payable	(165)
Accrued liabilities	(657)
Deferred revenue	(5,176)
Total purchase price	$41,054

Customer relationships and contracts represent agreements with existing Packet Design customers. Customer relationships and contracts are amortized on a straight line basis over their estimated useful life of three years.
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
The goodwill generated from the acquisition of Packet Design is primarily related to expected synergies. The total goodwill amount was recorded in the Software and Software-Related Services segment. The goodwill related to this acquisition is not deductible for tax purposes.
Pro forma disclosures have not been included due to immateriality.

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

The following table summarizes the final purchase price allocation related to the acquisition of the HSPC assets based on the estimated fair value of the acquired assets and assumed liabilities (in thousands):

Amount
Inventory	$119
Fixed assets	1,381
Developed technology	16,468
In-process technology	3,949
Goodwill	10,083
Total purchase price	$32,000

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

(3) RESTRUCTURING COSTS
Ciena has undertaken a number of restructuring activities intended to reduce expense and better align its workforce and costs with market opportunities, product development and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the fiscal years indicated (in thousands):

	Workforce reduction		Consolidation of excess facilities		Total
Balance at October 31, 2015	$591		$688		$1,279
Additional liability recorded	2,844	(1)	2,089		4,933
Cash payments	(2,567)		(807)		(3,374)
Balance at October 31, 2016	868		1,970		2,838
Additional liability recorded	5,883	(2)	5,432	(4)	11,315
Adjustment to previous estimates	—		(1,048)		(1,048)
Cash payments	(5,460)		(4,706)		(10,166)
Balance at October 31, 2017	1,291		1,648		2,939
Additional liability recorded	14,853	(3)	3,890	(5)	18,743
Cash payments	(14,036)		(3,799)		(17,835)
Balance at October 31, 2018	$2,108		$1,739		$3,847
Current restructuring liabilities	$2,108		$502		$2,610
Non-current restructuring liabilities	$—		$1,237		$1,237
_________________________________

(1)	During fiscal 2016, Ciena recorded a charge of $2.8 million of severance and other employee-related costs associated with a workforce reduction of approximately 75 employees.

(2)	During fiscal 2017, Ciena recorded a charge of $5.9 million of severance and other employee-related costs associated with a workforce reduction of approximately 100 employees.

(3)	During fiscal 2018, Ciena recorded a charge of $14.9 million of severance and other employee-related costs associated with a workforce reduction of approximately 240 employees.

(4)	Reflects unfavorable lease commitments and relocation costs incurred in connection with our research and development center facility transitions in Ottawa, Canada.

(5)	Reflects unfavorable lease commitments in connection with a portion of facilities located in Petaluma, California and in Gurgaon, India.

(4) INTEREST AND OTHER INCOME (LOSS), NET
The components of interest and other income (loss), net, were as follows (in thousands):

	Year Ended October 31,
	2018	2017	2016
Interest income	$13,703	$6,579	$4,058
Gain (loss) on non-hedge designated foreign currency forward contracts	6,791	(1,198)	(23,355)
Foreign currency exchange gains (losses)	(19,434)	(4,376)	5,870
Loss on fair value of debt conversion liability	(12,070)	—	—
Other	(1,019)	(92)	858
Interest and other income (loss), net	$(12,029)	$913	$(12,569)
Ciena Corporation, as the U.S. parent entity, uses the U.S. Dollar as its functional currency; however, some of its foreign branch offices and subsidiaries use the local currency as their functional currency. During fiscal 2018 and fiscal 2017, Ciena recorded $19.4 million and $4.4 million, respectively, in exchange rate losses, as a result of monetary assets and liabilities that were transacted in a currency other than the entity’s functional currency, and the re-measurement adjustments were recorded in interest and other income (loss), net. For fiscal 2018, the majority of the foreign currency exchange rate losses relate to Ciena’s Brazilian and Argentinian subsidiaries owing U.S. Dollars to Ciena Corporation. In fiscal 2016, Ciena recorded $5.9 million in foreign currency exchange gains. From time to time, Ciena uses foreign currency forwards to hedge these balance sheet exposures. These forwards are not designated as hedges for accounting purposes, and any net gain or loss associated with these derivatives is also reported in interest and other income (loss), net. During fiscal 2018, Ciena recorded a gain of $6.8 million from non-hedge designated foreign currency forward contracts. For fiscal 2017 and fiscal 2016, Ciena recorded losses of $1.2 million, and $23.4 million respectively, from non-hedge designated foreign currency forward contracts.

(5) SHORT-TERM AND LONG-TERM INVESTMENTS
As of October 31, 2018, investments are comprised of the following (in thousands):

	October 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$139,365	$—	$(347)	$139,018
Included in long-term investments	59,029	—	(59)	58,970
	$198,394	$—	$(406)	$197,988

Commercial paper:
Included in short-term investments	$9,963	$—	$—	$9,963
	$9,963	$—	$—	$9,963

As of October 31, 2017, investments are comprised of the following (in thousands):

	October 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$249,498	$—	$(305)	$249,193
Included in long-term investments	49,910	—	(127)	49,783
	$299,408	$—	$(432)	$298,976

Commercial paper:
Included in short-term investments	$29,939	$1	$—	$29,940
	$29,939	$1	$—	$29,940

The following table summarizes the legal maturities of debt investments at October 31, 2018:

	October 31, 2018
	Amortized Cost	Estimated Fair Value
Less than one year	$149,328	$148,981
Due in 1-2 years	59,029	58,970
	$208,357	$207,951

(6) FAIR VALUE MEASUREMENTS

As of the dates indicated, the following tables summarize the fair value of assets and liabilities that were recorded at fair value on a recurring basis (in thousands):

	October 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$590,684	$—	$—	$590,684
U.S. government obligations	—	197,988	—	197,988
Commercial paper	—	69,888	—	69,888
Foreign currency forward contracts	—	133	—	133
Forward starting interest rate swaps	—	779	—	779
Total assets measured at fair value	$590,684	$268,788	$—	$859,472

Liabilities:
Foreign currency forward contracts	$—	$3,231	$—	$3,231
Debt conversion liability	—	164,212	—	164,212
Contingent consideration	—	—	10,900	10,900
Total liabilities measured at fair value	$—	$167,443	$10,900	$178,343

	October 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$511,355	$—	$—	$511,355
U.S. government obligations	—	298,976	—	298,976
Commercial paper	—	89,865	—	89,865
Foreign currency forward contracts	—	227	—	227
Forward starting interest rate swaps	—	218	—	218
Total assets measured at fair value	$511,355	$389,286	$—	$900,641

Liabilities:
Foreign currency forward contracts	$—	$2,129	$—	$2,129
Total liabilities measured at fair value	$—	$2,129	$—	$2,129

As of the dates indicated, the assets and liabilities above were presented on Ciena’s Consolidated Balance Sheet as follows (in thousands):

	October 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$590,684	$59,925	$—	$650,609
Short-term investments	—	148,981	—	148,981
Prepaid expenses and other	—	133	—	133
Long-term investments	—	58,970	—	58,970
Other long-term assets	—	779	—	779
Total assets measured at fair value	$590,684	$268,788	$—	$859,472

Liabilities:
Accrued liabilities	$—	$3,231	$—	$3,231
Debt conversion liability	—	164,212	—	164,212
Other long-term obligations	—	—	10,900	10,900
Total liabilities measured at fair value	$—	$167,443	$10,900	$178,343

	October 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$511,355	$59,925	$—	$571,280
Short-term investments	—	279,133	—	279,133
Prepaid expenses and other	—	227	—	227
Long-term investments	—	49,783	—	49,783
Other long-term assets	—	218	—	218
Total assets measured at fair value	$511,355	$389,286	$—	$900,641

Liabilities:
Accrued liabilities	$—	$2,129	$—	$2,129
Total liabilities measured at fair value	$—	$2,129	$—	$2,129

Ciena did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

Ciena’s Level 3 liability is included in other long-term obligations and reflects a contingent consideration element of a three-year payout arrangement associated with Ciena’s purchase of DonRiver in the fourth quarter of fiscal 2018. See Note 2 above. The contingent consideration is valued by applying the income approach based upon a discounted cash flow technique using Monte Carlo simulations. As of October 31, 2018, there was no change to the fair value.

(7) ACCOUNTS RECEIVABLE

Accounts receivable includes $40.9 million and $26.1 million of unbilled receivables as October 31, 2018 and October 31, 2017, respectively. As of October 31, 2018, one customer accounted for 10.0% of net accounts receivable. As of October 31, 2017, two customers together accounted for 23.0% of net accounts receivable. Ciena has not historically experienced a significant amount of bad debt expense. During fiscal 2017, Ciena’s allowance for doubtful accounts includes a provision for a significant asset impairment of $13.7 million for a trade receivable related to a single customer in the APAC region. The following table summarizes the activity in Ciena’s allowance for doubtful accounts for the fiscal years indicated (in thousands):

Year ended	Beginning		Net	Ending
October 31,	Balance	Provisions	Deductions	Balance
2016	$2,963	$1,701	$701	$3,963
2017	$3,963	$18,221	$4,604	$17,580
2018	$17,580	$2,700	$2,902	$17,378

(8) INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	October 31,
	2018	2017
Raw materials	$67,468	$52,898
Work-in-process	9,589	18,623
Finished goods	188,575	185,488
Deferred cost of goods sold	48,057	61,340
	313,689	318,349
Provision for excess and obsolescence	(50,938)	(51,206)
	$262,751	$267,143

Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand and market conditions. During fiscal 2018, fiscal 2017 and fiscal 2016, Ciena recorded a provision for excess and obsolescence of $30.6 million, $35.5 million, and $33.7 million, respectively, primarily related to the decrease in the forecasted demand for certain Converged Packet Optical products. Deductions from the provision for excess and obsolete inventory relate to disposal activities.
The following table summarizes the activity in Ciena’s reserve for excess and obsolete inventory for the fiscal years indicated (in thousands):

Year ended	Beginning			Ending
October 31,	Balance	Provisions	Disposals	Balance
2016	$53,001	$33,713	$24,211	$62,503
2017	$62,503	$35,459	$46,756	$51,206
2018	$51,206	$30,615	$30,883	$50,938

(9) PREPAID EXPENSES AND OTHER
As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	October 31,
	2018	2017
Prepaid VAT and other taxes	$82,518	$91,647
Product demonstration equipment, net	37,623	40,713
Prepaid expenses	32,987	26,114
Other non-trade receivables	25,716	9,655
Deferred deployment expense	19,342	26,934
Financing receivable	626	2,049
Derivative assets	133	227
	$198,945	$197,339

Depreciation of product demonstration equipment was $9.0 million, $10.0 million and $10.7 million for fiscal 2018, 2017 and 2016, respectively.

(10) EQUIPMENT, BUILDING, FURNITURE AND FIXTURES
As of the dates indicated, equipment, building, furniture and fixtures are comprised of the following (in thousands):

	October 31,
	2018	2017
Equipment, furniture and fixtures	$504,714	$486,451
Building subject to capital lease	71,968	76,702
Leasehold improvements	94,195	87,763
	670,877	650,916
Accumulated depreciation and amortization	(378,810)	(342,451)
	$292,067	$308,465
During fiscal 2018, fiscal 2017 and fiscal 2016, Ciena recorded depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements of $75.3 million, $67.2 million and $52.7 million, respectively.

(11) INTANGIBLE ASSETS
As of the dates indicated, intangible assets are comprised of the following (in thousands):

	October 31,
	2018			2017
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Developed technology	$373,581	$(285,233)	$88,348	$341,255	$(266,693)	$74,562
In-process research and development	—	—	—	671	—	671
Patents and licenses	3,565	(1,958)	1,607	7,165	(6,535)	630
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	374,620	(316,350)	58,270	334,642	(309,508)	25,134
Total intangible assets	$751,766	$(603,541)	$148,225	$683,733	$(582,736)	$100,997

During fiscal 2018 and 2017, certain fully amortized intangible assets of approximately $5.0 million and $34.0 million, respectively, were eliminated from gross intangible assets and accumulated amortization during the period, with no corresponding impact to the income statement. These assets were primarily technology for products no longer being sold by Ciena.

The aggregate amortization expense of intangible assets was $25.8 million, $45.7 million and $78.3 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Expected future amortization of intangible assets for the fiscal years indicated is as follows (in thousands):

Year Ended October 31,
2019	$35,375
2020	34,019
2021	30,841
2022	24,820
2023	10,011
Thereafter	13,159
$148,225

(12) GOODWILL

The following table presents the goodwill allocated to our operating segments as of October 31, 2018 and October 31, 2017, as well as the changes to goodwill during fiscal 2018. (in thousands):

	Balance at October 31, 2017	Acquisitions	Impairments	Translation	Balance at October 31, 2018
Software and Software-Related Services	$201,428	$30,757	$—	$—	$232,185
Networking Platforms	66,030	—	—	(247)	65,783
Total	$267,458	$30,757	$—	$(247)	$297,968

(13) OTHER BALANCE SHEET DETAILS
As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	October 31,
	2018	2017
Maintenance spares inventory, net	$45,679	$46,872
Minority equity investments	8,056	6,000
Forward starting interest rate swaps	779	218
Deferred debt issuance costs, net (1)	720	1,041
Financing receivable	—	1,052
Other	16,418	8,410
	$71,652	$63,593

(1) Deferred debt issuance costs relate to Ciena’s ABL Credit Facility (described in Note 17 below). The amortization of deferred debt issuance costs for Ciena’s ABL Credit Facility is included in interest expense, and was $0.3 million, $0.3 million and $0.4 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.
As of the dates indicated, accrued liabilities and other short-term obligations are comprised of the following (in thousands):

	October 31,
	2018	2017
Compensation, payroll related tax and benefits	$140,277	$113,272
Warranty	44,740	42,456
Vacation	42,507	39,778
Capital lease obligations	3,547	3,772
Interest payable	1,072	3,612
Other	107,932	120,044
	$340,075	$322,934

The following table summarizes the activity in Ciena’s accrued warranty for the fiscal years indicated (in thousands):

Year ended	Beginning	Current Year		Ending
October 31,	Balance	Provisions (1)	Settlements	Balance
2016	$56,654	$15,483	$19,813	$52,324
2017	$52,324	$7,965	$17,833	$42,456
2018	$42,456	$20,992	$18,708	$44,740

(1) As a result of actual failure rates lower than expected, Ciena adjusted its fiscal 2017 provisions for warranty. These adjustments for previous fiscal year provisions had the effect of reducing warranty provisions by $9.7 million and $5.3 million for fiscal 2017 and 2016 respectively. During fiscal 2018, Ciena determined that failure rates for prior estimates remained unchanged, and accordingly did not make any adjustments for previous fiscal year provisions not yet settled. As a result, Ciena’s warranty provision for fiscal 2018 increased as compared to these prior years.

As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	October 31,
	2018	2017
Products	$42,474	$49,135
Services	126,983	135,872
	169,457	185,007
Less current portion	(111,134)	(102,418)
Long-term deferred revenue	$58,323	$82,589

As of the dates indicated, other long-term obligations are comprised of the following (in thousands):

	October 31,
	2018	2017
Capital lease obligations	$68,245	$73,407
Income tax liability	15,894	15,445
Deferred tenant allowance	7,244	8,162
Straight-line rent	6,750	7,267
Contingent consideration	10,900	—
Other	10,380	7,068
	$119,413	$111,349

The following is a schedule by fiscal years of future minimum lease payments under capital leases and the present value of minimum lease payments as of October 31, 2018 (in thousands):

Year Ending October 31,	Amount
2019	$8,654
2020	7,674
2021	7,569
2022	7,883
2023	8,090
Thereafter	75,413
Net minimum capital lease payments	115,283
Less: Amount representing interest	(43,491)
Present value of minimum lease payments	71,792
Less: Current portion of present value of minimum lease payments	(3,547)
Long-term portion of present value of minimum lease payments	$68,245

(14)	DERIVATIVE INSTRUMENTS

Foreign Currency Derivatives
During fiscal 2018 and fiscal 2017, Ciena entered into forward contracts to hedge its foreign exchange exposure from its forecasted cash flows in order to reduce the variability in its Canadian Dollar and Indian Rupee denominated expense, which principally relates to research and development activities, its British Pound denominated expense, which principally relates to sales and marketing activities, and its Euro denominated revenue. The notional amount of these contracts was approximately $163.2 million and $86.1 million as of October 31, 2018 and October 31, 2017, respectively. These foreign exchange contracts have maturities of 24 months or less and have been designated as cash flow hedges.

During fiscal 2018 and fiscal 2017, in order to hedge its foreign exchange exposure from certain balance sheet items, Ciena entered into forward contracts to mitigate risk due to volatility in the Brazilian Real, Canadian Dollar, Euro, Australian Dollar, British Pound Sterling, and Mexican Peso. The notional amount of these contracts was approximately $162.6 million and $83.4 million as of October 31, 2018 and October 31, 2017. These foreign exchange contracts have maturities of 12 months or less and have not been designated as hedges for accounting purposes.

Interest Rate Derivatives

Ciena is exposed to floating rates of LIBOR interest on its term loan borrowings (see Note 16 below) and has hedged such risk by entering into floating to fixed interest rate swap arrangements ("interest rate swaps"). During the fourth quarter of fiscal 2018, Ciena refinanced its existing 2022 Term Loans into a new 2025 Term Loan, increasing the aggregate outstanding principal to $700 million and extending the maturity to September 2025 (see Note 16 below). In conjunction with the refinancing, Ciena unwound its existing interest rate swaps for a cash gain of $6.8 million, which was recorded in Other Comprehensive Income, and entered into new floating-to-fixed interest rate swaps. The new interest rate swaps fix the LIBOR rate of approximately 50% of the principal amount of the 2025 Term Loan at 2.957% through September 2023. The total notional amount of these interest rate swaps in effect as of October 31, 2018 was $350.0 million.
Ciena expects the variable rate payments to be received under the terms of the interest rate swaps to offset exactly the forecasted variable rate payments on the equivalent notional amounts of the term loans. These derivative contracts have been designated as cash flow hedges.
Other information regarding Ciena’s derivatives is immaterial for separate financial statement presentation. See Notes 4 and 6 above.

Debt Conversion Liability Associated With 3.75% Convertible Senior Notes due October 15, 2018 (“New Notes”)
The New Notes provided Ciena the option, at its election, to settle conversions of such notes for cash, shares of its common stock, or a combination of cash and shares equal to the aggregate amount due upon conversion. On August 30, 2018, Ciena notified the noteholders that it had elected to settle conversion of the New Notes in a combination of cash and shares, provided that the cash portion would not exceed an aggregate amount of $400 million. Ciena became obligated to settle a portion of the conversion feature in cash and reclassified the cash conversion feature from equity to a derivative liability at its current fair value of $152.1 million. As of October 31, 2018, Ciena recorded a loss of approximately $12.1 million related to the change in fair value of the embedded conversion feature. On November 15, 2018, Ciena paid approximately $111.3 million in cash and issued 1.6 million shares in settlement of this embedded conversion feature.

(15) ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in accumulated balances of other comprehensive income (“AOCI”):

	Unrealized Gain/(Loss) on Available-for-Sale Securities	Unrealized Gain/(Loss) on Foreign Currency Forward Contracts	Unrealized Gain/(Loss) on Forward Starting Interest Rate Swaps	Cumulative Foreign Currency Translation Adjustment	Total
Balance at October 31, 2015	$(78)	$(268)	$(5,522)	$(16,258)	$(22,126)
Other comprehensive gain (loss) before reclassifications	217	(1,453)	(4,101)	(1,152)	(6,489)
Amounts reclassified from AOCI	—	630	3,656	—	4,286
Balance at October 31, 2016	139	(1,091)	(5,967)	(17,410)	(24,329)
Other comprehensive gain (loss) before reclassifications	(590)	1,290	3,669	8,012	12,381
Amounts reclassified from AOCI	—	(1,585)	2,516	—	931
Balance at October 31, 2017	(451)	(1,386)	218	(9,398)	(11,017)
Other comprehensive gain (loss) before reclassifications	26	(3,242)	6,011	686	3,481
Amounts reclassified from AOCI	—	1,568	188	—	1,756
Balance at October 31, 2018	$(425)	$(3,060)	$6,417	$(8,712)	$(5,780)
All amounts reclassified from AOCI related to settlement (gains) losses on foreign currency forward contracts designated as cash flow hedges impacted revenue, research and development expense or sales and marketing expense on the Consolidated Statements of Operations. All amounts reclassified from AOCI related to settlement (gains) losses on forward starting interest rate swaps designated as cash flow hedges impacted interest and other income (loss), net on the Consolidated Statements of Operations.

(16) SHORT-TERM AND LONG-TERM DEBT

Outstanding Term Loan Payable

The net carrying values of Ciena’s term loans were comprised of the following for the fiscal periods indicated (in thousands):

	October 31, 2018	October 31, 2017
Term Loan Payable due January 30, 2022	$—	$392,972
Term Loan Payable due September 28, 2025	693,450	—
	$693,450	$392,972

Deferred debt issuance costs deducted from the carrying amounts of the term loans totaled $4.3 million at October 31, 2018 and $3.1 million at October 31, 2017. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate method, through the maturity of the term loans. The amortization of deferred debt issuance costs for these term loans is included in interest expense, and was $0.7 million and $0.5 million during fiscal 2018 and fiscal 2017, respectively. The carrying values of the term loans listed above are also net of any unamortized debt discounts.

2025 Term Loan

On September 28, 2018, Ciena, as borrower, and Ciena Communications, Inc. and Ciena Government Solutions, Inc., as guarantors, entered into an Increase Joinder and Refinancing Amendment to Credit Agreement with the lenders party thereto and the Administrative Agent (the “Refinancing Agreement”), pursuant to which Ciena refinanced its existing 2022 Term Loan (as described under "2022 Term Loan" below) into a term loan with an aggregate principal amount of $700 million maturing on September 28, 2025 (the “2025 Term Loan”). In connection with the transaction, Ciena received a loan in the amount of $699.1 million, net of original discount, from the 2025 Term Loan and simultaneously repaid $394.0 million of outstanding principal under the 2022 Term Loan, resulting in proceeds of $305.1 million. The 2025 Term Loan requires Ciena to make installment payments of $1.75 million on a quarterly basis. Based on the continuation of existing lenders and the addition of new lenders, this arrangement was primarily accounted for as a modification of debt and, as such, $3.8 million of debt issuance costs associated with the 2025 Term Loan were expensed. The aggregate balance of $2.4 million of debt issuance costs and approximately $1.4 million of original discount from the 2022 Term Loan, $1.9 million of debt issuance costs associated with new lenders for the 2025 Term Loan, and approximately $0.9 million of original discount from the 2025 Term Loan, were included in the carrying value of the 2025 Term Loan.

The Refinancing Agreement amends the Term Loan Credit Agreement (as defined below) and provides that the 2025 Term Loan will, among other things:

•	amortize in equal quarterly installments in aggregate amounts equal to 0.25% of the principal amount of the Refinancing Term Loan as of September 28, 2018, with the balance payable at maturity;

•
be subject to mandatory prepayment provisions upon the occurrence of certain specified events substantially similar to the Existing Term Loan, including certain asset sales, debt issuances and receipt of annual Excess Cash Flow (as defined in the Credit Agreement);

•
bear interest, at Ciena’s election, at a per annum rate equal to (a) LIBOR (subject to a floor of 0.00%) plus an applicable margin of 2.00%, or (b) a base rate (subject to a floor of 1.00%) plus an applicable margin of 1.00%; and

•
be repayable at any time at Ciena’s election, provided that repayment of the 2025 Term Loan with proceeds of certain indebtedness prior to March 28, 2019 will require a prepayment premium of 1.00% of the aggregate principal amount of such prepayment.

Except as amended by the Refinancing Agreement, the remaining terms of the Term Loan Credit Agreement remain in full force and effect.
The principal balance, unamortized debt discount, deferred debt issuance costs and net carrying value of Ciena’s 2025 Term Loan were as follows as of October 31, 2018 (in thousands):

	Principal Balance	Unamortized Discount	Deferred Debt Issuance Costs	Net Carrying Value
Term Loan Payable due September 28, 2025	$700,000	$(2,300)	$(4,250)	$693,450

The following table sets forth the carrying value and the estimated fair value of Ciena’s 2025 Term Loan (in thousands):

	October 31, 2018
	Carrying Value(1)	Fair Value(2)
Term Loan Payable due September 28, 2025	$693,450	$702,625

(1)	Includes unamortized debt discount and debt issuance costs.

(2)
Ciena’s term loan is categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its 2025 Term Loan using a market approach based upon observable inputs, such as current market transactions involving comparable securities.

2022 Term Loan

On January 30, 2017 Ciena entered into an Omnibus Refinancing Amendment to the Credit Agreement, Security Agreement and Pledge Agreement (the “Refinancing Agreement”). The Refinancing Agreement refinanced prior term loans into a single term loan with an aggregate principal amount of $400 million (the “2022 Term Loan”). The 2022 Term Loan required Ciena to make installment payments of approximately $1.0 million on a quarterly basis.

Convertible Notes Payable

As of October 31, 2018, there were no outstanding convertible notes payable or principal amounts owing with respect thereto. The net carrying values of Ciena’s convertible notes payable was comprised of the following for the fiscal periods indicated (in thousands):

	October 31, 2018	October 31, 2017
3.75% Convertible Senior Notes due October 15, 2018 (Original)	$—	$61,071
3.75% Convertible Senior Notes due October 15, 2018 (New)	—	287,221
4.0% Convertible Senior Notes due December 15, 2020	—	194,717
	$—	$543,009

Deferred debt issuance costs that were deducted from the carrying amounts of the convertible notes payable totaled $2.1 million at October 31, 2017, there are no deferred debt issuance costs attributed to convertible notes outstanding at October 31, 2018. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate method, through the maturity of the convertible notes payable. The amortization of deferred debt issuance costs for these convertible notes are included in interest expense, and were $1.4 million, $1.8 million and $2.7 million during fiscal 2018, fiscal 2017 and fiscal 2016, respectively. The carrying values of the term loans listed above as of October 31, 2017 are also net of any unamortized debt discounts.
     3.75% Convertible Senior Notes, due October 15, 2018
On October 18, 2010, Ciena completed a private placement of 3.75% Convertible Senior Notes due October 15, 2018 (the “Original Notes”), in aggregate principal amount of $350.0 million. At the election of the holder, the Original Notes were convertible prior to maturity into shares of Ciena common stock at a conversion rate of 49.5872 shares per $1,000 in principal amount, which is equivalent to an initial conversion price of approximately $20.17 per share. On August 2, 2017, Ciena completed an offer to exchange the Original Notes for a new series of 3.75% Convertible Senior Notes due 2018 (the “New Notes”) and an exchange fee of $2.50 per $1,000 original principal amount, or $0.7 million. Following settlement of the exchange, $61.3 million in aggregate principal amount at maturity of Original Notes and $288.7 million in aggregate principal amount at maturity of the New Notes were outstanding. Except with respect to the additional cash settlement option upon conversion, the New Notes were issued on substantially the same terms as the Original Notes including the holder conversion option and interest payment dates described above. Since the calculated fair value of the liability component was greater than the fair value of the New Notes, the adjustment to equity for the cash conversion feature was immaterial. This arrangement was accounted for as a modification of debt and, as such, $0.7 million of debt issuance costs associated with the New Notes was expensed, and the aggregate balance of $1.2 million of debt issuance costs for the Old Notes and approximately $0.7 million of original discount from the New Notes were included in the carrying value of the New Notes.
Conversion of Original Notes. Following conversion elections by the holders thereof, the Original Notes were converted in advance of maturity during the fourth quarter of fiscal 2018 and Ciena issued approximately 3.0 million shares of its common stock in settlement of such conversion. The Original Notes thereafter ceased to be outstanding.
Conversion of New Notes. The New Notes provided Ciena the option, at its election, to settle conversions of such notes for cash, shares of its common stock, or a combination of cash and shares equal to the aggregate amount due upon conversion.
During the fourth quarter of fiscal 2018, Ciena elected to settle conversion of the New Notes in a combination of cash and shares, provided that the cash portion would not to exceed an aggregate amount of approximately $400 million. As a result of this election, Ciena became obligated to settle a portion of the conversion feature in cash and reclassified the cash conversion feature from equity to a derivative liability at its current fair value of $152.1 million. The embedded conversion feature was remeasured in earnings through period end and was settled on November 15, 2018. See Notes 14 and 25 for more information on this liability and settlement. Following conversion elections by the holders thereof, the New Notes were converted in advance of maturity during the fourth quarter of fiscal 2018 and Ciena paid an amount of $288.7 million in cash, representing the aggregate principal amount of the notes, on October 15, 2018. The New Notes principal thereafter ceased to be outstanding.
4.0% Convertible Senior Notes due December 15, 2020

On December 27, 2012, Ciena issued $187.5 million in aggregate principal amount of 4.0% Convertible Senior Notes due December 15, 2020 (the “2020 Notes”) in separate private offerings in exchange for $187.5 million in aggregate principal amount of a then existing issue of convertible notes maturing in 2015. The principal amount of the 2020 Notes also accreted at a rate of 1.85% per year commencing December 27, 2012, compounding on a semi-annual basis. The accreted portion of the principal payable at maturity did not bear interest and was not convertible into shares of Ciena’s common stock. The 2020 Notes were convertible prior to maturity, at the option of the holder, into shares of Ciena’s common stock at a conversion rate of 49.0557 shares of common stock per $1,000 in original principal amount, which is equal to an initial conversion price of $20.39 per share. In addition, the indenture provided that Ciena could elect to convert the 2020 Notes, in whole or in part, at any time on or prior to December 15, 2020, if the daily volume weighted average price of the common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days in any 30 consecutive trading day period, provided that upon such an election the conversion rate would be adjusted to include an amount of additional shares, determined by reference to a make-whole table, payable in Ciena common stock, or its cash equivalent. On September 20, 2018, Ciena elected to exercise its option to convert the entire principal amount outstanding into shares of Ciena common stock, with such conversion to occur on October 31, 2018 (the “Conversion Date”). Upon the Conversion Date, Ciena issued approximately 9.2 million shares of its common stock and paid cash of $13.5 million, having elected to satisfy its additional make-whole share obligation in cash.
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
Because the additional make-whole shares could be settled in cash or common stock at Ciena’s option, the debt and equity components were accounted for separately. Ciena measured the fair value of the debt component of the 2020 Notes using an effective interest rate of 7.0%. As a result, Ciena attributed $170.4 million of the fair value of the 2020 Notes to the debt component. The debt component was netted against the face value of the 2020 Notes to determine the debt discount. The debt discount was accreted over the period from the date of issuance to the contractual maturity date, resulting in the recognition of non-cash interest expense. In addition, Ciena recorded $43.1 million within additional paid-in capital representing the equity component of the 2020 Notes. There was no net tax expense recorded at that time due to Ciena’s full valuation allowance against its deferred tax assets.

Because the 2020 Notes contained both debt and equity elements as described above, Ciena allocated the fair value of the consideration transferred (cash and shares) between (i) the debt component to reflect the extinguishment of the debt and (ii) the equity component to reflect the reacquisition of the embedded conversion option. The fair value of the 2020 notes was calculated by Ciena immediately prior to its derecognition in the fourth quarter of fiscal 2018. Accordingly, Ciena recorded a $9.9 million loss on extinguishment of debt, representing the difference between the calculated fair value of the debt and the carrying amount of the debt component, including any unamortized debt discount or issuance costs. The remainder of the consideration was allocated to the reacquisition of the equity component.

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
    As of October 31, 2018, letters of credit totaling $61.7 million were collateralized by the ABL Credit Facility. There were no borrowings outstanding under the ABL Credit Facility as of October 31, 2018.
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

Numerator

	Year Ended October 31,
	2018	2017	2016
Net income (loss)	$(344,690)	$1,261,953	$72,584
Less: Loss on fair value of debt conversion liability (1)	(12,894)	—	—
Add: Interest expense associated with 0.875% Convertible Senior Notes due 2017	—	853	4,801
Add: Interest expense associated with 3.75% Convertible Senior Notes due 2018 (Original Notes)	—	7,224	—
Add: Interest expense associated with 4.0% Convertible Senior Notes due 2020	—	8,691	—
Net income (loss) used to calculate Diluted EPS	$(357,584)	$1,278,721	$77,385

Denominator

	Year Ended October 31,
	2018	2017	2016
Basic weighted average shares outstanding	143,738	141,997	138,312
Add: Shares underlying outstanding stock options, employee stock purchase plan and restricted stock units	—	1,354	1,311
Add: Shares underlying 3.75% Convertible Senior Notes due 2018 (New Notes)	—	404	—
Add: Shares underlying 0.875% Convertible Senior Notes due 2017	—	3,032	11,081
Add: Shares underlying 3.75% Convertible Senior Notes due 2018 (Original Notes)	—	13,934	—
Add: Shares underlying 4.0% Convertible Senior Notes due 2020	—	9,198	—
Diluted weighted average shares outstanding	143,738	169,919	150,704

(1)
On October 15, 2018, we settled our New Notes with an aggregate principal amount of $288.7 million. It was our intent to settle the principal amount of the New Notes in cash; accordingly, the principal amount was excluded from the determination of diluted earnings per share. On August 21, 2018, we changed our policy and decided to settle the payment of the conversion premium in cash and stock; see Note 16 above. Prior to this change, for EPS purposes we accounted for the conversion feature using the treasury stock method by adjusting the diluted weighted-average common shares if the effect was dilutive. As a consequence of our change in policy described above, the numerator for the computation of diluted earnings per common share was adjusted for any dilutive changes in the estimated value of the debt conversion liability during the period of August 20, 2018 through August 30, 2018, the date at which we began to account for the conversion feature as a derivative. There were no adjustments to diluted weighted average shares outstanding subsequent to our change in policy. See Note 14 above. For the fiscal year ended October 31, 2018, the adjustment to the numerator had the effect of reducing the diluted earnings per share by $0.09.

EPS

	Year Ended October 31,
	2018	2017	2016
Basic EPS	$(2.40)	$8.89	$0.52
Diluted EPS	$(2.49)	$7.53	$0.51
The following table summarizes the weighted average shares excluded from the calculation of the denominator for Diluted EPS due to their anti-dilutive effect for the fiscal years indicated (in thousands):

	Year Ended October 31,
	2018	2017		2016
Shares underlying stock options and restricted stock units	2,235	958		1,882
Add: Shares underlying 3.75% Convertible Senior Notes due 2018 (New Notes)	1,780	—	—	—
3.75% Convertible Senior Notes due October 15, 2018 (Original Notes)	2,883	—		17,355
4.0% Convertible Senior Notes due December 15, 2020	9,123	—		9,198
Total shares excluded due to anti-dilutive effect	16,021	958		28,435

(19) STOCKHOLDERS’ EQUITY

Stock Repurchase Program
On December 7, 2017, Ciena announced that its Board of Directors authorized a program to repurchase up to $300 million of Ciena’s common stock. A summary of the stock repurchase program, reported based on trade date, is summarized as follows:

	Shares Repurchased	Weighted-Average Price per Share	Amount Repurchased (in thousands)
Cumulative balance at October 31, 2017	—	$—	$—
Repurchase of common stock under the stock repurchase program	4,290,801	25.86	110,981
Cumulative balance at October 31, 2018	4,290,801	$25.86	$110,981

The purchase price for the shares of Ciena’s stock repurchased is reflected as a reduction of common stock and additional paid-in capital.

Stock Repurchases Related to Restricted Stock Unit Tax Withholdings
Historically, Ciena satisfied employee tax withholding obligations due upon the vesting of stock unit awards through directed open market sales. Beginning in the fourth quarter of fiscal 2018, Ciena changed this practice to begin the repurchase of shares of common stock delivered with respect to such stock units in settlement of employee tax withholding obligations due upon the vesting of such awards. The purchase price of $4.8 million for the shares of Ciena’s stock repurchased is reflected as a reduction to stockholders’ equity. Ciena is required to allocate the purchase price of the repurchased shares as a reduction of common stock and additional paid-in capital.

(20) INCOME TAXES
For the periods indicated, the provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended October 31,
	2018		2017		2016
Provision (benefit) for income taxes:
Current:
Federal	$8,327		$—		$—
State	8,219		6,342		5,281
Foreign	13,294		14,563		9,969
Total current	29,840		20,905		15,250
Deferred:
Federal	475,951	(1)	(1,047,699)	(1)	—
State	(8,202)		(77,429)	(1)	—
Foreign	(4,118)		(1,604)		(1,116)
Total deferred	463,631		(1,126,732)		(1,116)
Provision (benefit) for income taxes	$493,471		$(1,105,827)		$14,134
_________________________________

(1) The income tax expense for 2018 includes the impact of the remeasurement of the net deferred tax assets and the federal transition tax. See further discussion below. The income tax benefit for fiscal 2017 includes the reversal of a significant portion of the valuation allowance on Ciena’s deferred tax assets in the U.S. as described below.
For the periods indicated, income before provision for income taxes consists of the following (in thousands):

	Year Ended October 31,
	2018	2017	2016
United States	$106,972	$114,242	$58,237
Foreign	41,809	41,884	28,481
Total	$148,781	$156,126	$86,718

Ciena’s foreign income tax as a percentage of foreign income may appear disproportionate compared to the expected tax based on the U.S. federal statutory rate and is dependent upon the mix of earnings and tax rates in foreign jurisdictions.
For the periods indicated, the tax provision (benefit) reconciles to the amount computed by multiplying income before income taxes by the U.S. federal statutory rate of 35% (23.41% for fiscal 2018, see note below) as follows:

	Year Ended October 31,
	2018	2017	2016
Provision at statutory rate	23.41%	35.00%	35.00%
Deferred tax assets remeasurement	294.56%	—%	—%
State taxes	(0.16)%	2.29%	4.00%
Foreign taxes	1.22%	(0.35)%	3.11%
Research and development credit	(8.80)%	(15.38)%	(22.61)%
Non-deductible compensation	3.39%	3.45%	5.16%
Fair value of debt conversion liability	1.90%	—%	—%
Transition tax	23.23%	—%	—%
Valuation allowance	(11.95)%	(739.97)%	(7.33)%
Other	4.88%	6.67%	(1.03)%
Effective income tax rate	331.68%	(708.29)%	16.30%
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate income tax rate (the “federal tax rate”) from 35% to 21% effective January 1, 2018, implementing a modified territorial tax system, and imposing a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries that were previously tax deferred. As a fiscal-year taxpayer, certain provisions of the Tax Act impact Ciena in fiscal 2018, including the change in the federal tax rate and the one-time transition tax, while other provisions will be effective at the beginning of fiscal 2019, including the implementation of a modified territorial tax system, other changes to how foreign earnings are subject to U.S. tax, and adoption of an alternative tax system.
As a result of the decrease in the federal tax rate from 35% to 21% effective January 1, 2018, Ciena has computed its income tax expense for the October 31, 2018 fiscal year using a blended federal tax rate of 23.41%. Ciena remeasured its deferred tax assets and liabilities (“DTA”) using the federal tax rate that will apply when the related temporary differences are expected to reverse.
During fiscal 2018, Ciena recorded a tax expense of $493.5 million, primarily related to the Tax Act which consists of the following:

•	a $438.2 million charge related to the remeasurement of U.S. net deferred tax assets at the lower statutory rate under the Tax Act; and

•	a $34.6 million charge related to a transition tax on accumulated historical foreign earnings and its deemed repatriation to the U.S.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes due to the Tax Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The final impact of the Tax Act may differ from the above amounts to the extent they are provisional due to changes in interpretations of the Tax Act, legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes and related interpretations in response to the Tax Act, and any updates or changes to estimates used in the provisional amounts. In the fourth quarter of fiscal 2018, Ciena recorded a $10.5 million benefit to the provisional amounts originally recorded in the first quarter of fiscal 2018 related to the U.S transition tax on accumulated earnings of foreign subsidiaries. Ciena has determined that the $34.6 million of tax expense for the U.S. transition tax on accumulated earnings of foreign subsidiaries is a provisional amount and a reasonable estimate as of October 31, 2018. Ciena is able to reduce the transition tax payable through the utilization of research and development credits which previously had a valuation allowance. The net transition tax payable is $8.6 million. Ciena has further determined that the $438.2 million of tax expense for DTA remeasurement is complete. Ciena is also required to make accounting policy elections as a result of the Tax Act. These include whether a valuation allowance is recorded for the estimated effect of the application of GILTI and BEAT or if these will be treated as period costs when incurred. Ciena has made an accounting policy election to record an $8.6 million provisional valuation allowance against the U.S. NOL due to an anticipated incremental cash tax cost projected to be generated by the new GILTI tax rules that begin to apply to Ciena in fiscal 2019. Ciena’s analysis of the new BEAT rules, as well as the very recent regulatory guidance and how they may impact the company, continue to progress. Accordingly, Ciena has not made an accounting policy election on whether to establish a valuation allowance for the estimated impact for BEAT. Ciena is also required to elect to either treat taxes due on future GILTI inclusions in U.S. taxable income as a current period expense when incurred or reflect such portion of the future GILTI inclusions in U.S. taxable income that relate to existing basis differences in Ciena’s current measurement of deferred taxes. Ciena’s accounting policy election is to treat the taxes due on future U.S. inclusions in taxable income under GILTI as a period cost when incurred.
The significant components of deferred tax assets and liabilities are as follows (in thousands):

	October 31,
	2018	2017
Deferred tax assets:
Reserves and accrued liabilities	$40,959	$56,597
Depreciation and amortization	353,838	451,385
NOL and credit carry forward	483,495	803,622
Other	9,397	29,398
Gross deferred tax assets	887,689	1,341,002
Valuation allowance	(142,650)	(185,898)
Deferred tax asset, net of valuation allowance	$745,039	$1,155,104

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

Amount
Unrecognized tax benefits at October 31, 2015	$27,536
Increase related to positions taken in prior period	2,187
Increase related to positions taken in current period	2,654
Reductions related to expiration of statute of limitations	(1,709)
Unrecognized tax benefits at October 31, 2016	30,668
Increase related to positions taken in prior period	122
Increase related to positions taken in current period	111,412
Reductions related to expiration of statute of limitations	(620)
Unrecognized tax benefits at October 31, 2017	141,582
Decrease related to positions taken in prior period	(46,400)
Increase related to positions taken in current period	2,482
Reductions related to expiration of statute of limitations	(1,301)
Unrecognized tax benefits at October 31, 2018	$96,363

As of October 31, 2018 and 2017, Ciena had accrued $3.5 million and $4.0 million of interest and penalties, respectively, related to unrecognized tax benefits within other long-term liabilities in the Consolidated Balance Sheets. Interest and penalties of $1.1 million and $1.2 million were recorded to the provision for income taxes during fiscal 2018 and fiscal 2016, respectively. During fiscal 2017, Ciena recorded a net benefit for interest and penalties in its provision for income taxes of $0.6 million, primarily as a result of recognizing a portion of previously unrecognized tax benefits. If recognized, the entire balance of unrecognized tax benefits would impact the effective tax rate. Over the next 12 months, Ciena does not estimate any material changes in unrecognized income tax benefits.
Ciena has not provided for U.S. deferred income taxes on the cumulative unremitted earnings of its non-U.S. affiliates, as it plans to indefinitely reinvest these foreign earnings outside the U.S. As of October 31, 2018, the cumulative amount of such temporary differences for which a deferred tax liability has not been recognized is an estimated $336 million. If these earnings were distributed to the U.S., Ciena would be subject to additional foreign withholding taxes of approximately $23.0 million. Additionally, there are no other significant temporary differences for which a deferred tax liability has not been recognized.
As of October 31, 2018, Ciena continues to maintain a valuation allowance against net deferred tax assets of $142.7 million primarily related to state and foreign net operating losses and credits that Ciena estimates it will not be able to use.
The following table summarizes the activity in Ciena’s valuation allowance against its gross deferred tax assets (in thousands):

Year ended	Beginning			Ending
October 31,	Balance	Additions	Deductions	Balance
2016	$1,495,672	$—	$5,892	$1,489,780
2017	$1,489,780	$—	$1,303,882	$185,898
2018	$185,898	$23,720	$66,968	$142,650

As of October 31, 2018, Ciena had a $1.27 billion net operating loss carry forward and a $0.1 billion income tax credit carry forward which both begin to expire in fiscal year 2021. Ciena’s ability to use net operating losses and credit carry forwards is subject to limitations pursuant to the ownership change rules of the Internal Revenue Code Section 382.

Ciena adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, in the first quarter of fiscal 2018. In connection with the adoption of this guidance, Ciena recognized approximately $62.1 million of deferred tax assets related to previously unrecognized tax benefits. This was recorded as a cumulative-effect adjustment to retained earnings as of the beginning of the first quarter of fiscal 2018.

(21) SHARE-BASED COMPENSATION EXPENSE
Ciena has outstanding equity awards issued under its 2017 Omnibus Incentive Plan (the "2017 Plan"), its 2008 Omnibus Incentive Plan, and certain legacy equity plans and equity plans assumed as a result of previous acquisitions. All equity awards granted on or after March 23, 2017 are made exclusively from the 2017 Plan. Ciena also makes shares of its common stock available for purchase under its Amended and Restated 2003 Employee Stock Purchase Plan (the "ESPP"). Each of the 2017 Plan and the ESPP are described below.
2017 Plan
The 2017 Plan has a ten-year term and authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs) and other equity and/or cash performance incentive awards to employees, directors and consultants of Ciena. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2017 Plan, including the number of shares, vesting conditions, and the required service or performance criteria. Options and SARs have a maximum term of ten years, and their exercise price may not be less than 100% of fair market value on the date of grant. Repricing of stock options and SARs is prohibited without stockholder approval. Certain change in control transactions may cause awards granted under the 2017 Plan to vest, unless the awards are continued or substituted for in connection with the transaction.
The 2017 Plan authorizes and reserves 8.9 million shares for issuance. In addition, any shares that remained available for issuance under the 2008 Plan as of March 23, 2017 were added to the 2017 Plan and are available for issuance thereunder. The number of shares available under the 2017 Plan will also be increased from time to time by: (i) the number of shares subject to outstanding awards granted under Ciena’s prior equity compensation plans that are forfeited, expire or are canceled without delivery of common stock following the effective date of the 2017 Plan, and (ii) the number of shares subject to awards assumed or substituted in connection with the acquisition of another company. As of October 31, 2018, the total number of shares authorized for issuance under the 2017 Plan is 8.9 million and approximately 7.2 million shares remained available for issuance thereunder.
Stock Options
There were no stock options granted by Ciena during fiscal 2018, fiscal 2017 or fiscal 2016. Outstanding stock option awards granted to employees in prior periods are generally subject to service-based vesting conditions and vest over a four-year period. The following table is a summary of Ciena’s stock option activity for the periods indicated (shares in thousands):

	Shares Underlying Options Outstanding	Weighted Average Exercise Price
Balance as of October 31, 2017	875	$30.19
Granted	—	—
Exercised	(179)	12.75
Canceled	(420)	35.46
Balance as of October 31, 2018	276	$33.52
The total intrinsic value of options exercised during fiscal 2018, fiscal 2017 and fiscal 2016 was $2.2 million, $3.1 million and $5.7 million, respectively.
The following table summarizes information with respect to stock options outstanding at October 31, 2018, based on Ciena’s closing stock price on the last trading day of Ciena’s fiscal 2018 (shares and intrinsic value in thousands):

			Options Outstanding at				Vested Options at
			October 31, 2018				October 31, 2018
			Number	Weighted Average Remaining	Weighted		Number	Weighted Average Remaining	Weighted
Range of			of	Contractual	Average	Aggregate	of	Contractual	Average	Aggregate
Exercise			Underlying	Life	Exercise	Intrinsic	Underlying	Life	Exercise	Intrinsic
Price			Shares	(Years)	Price	Value	Shares	(Years)	Price	Value
$5.34	—	$11.16	14	1.31	$8.30	$323	14	1.31	$8.30	$323
$11.34	—	$16.79	64	3.63	13.53	1,191	64	3.62	13.52	1,185
$17.50	—	$25.36	11	5.6	18.44	156	11	5.55	18.21	151
$32.06	—	$37.10	54	3.97	35.60	—	54	3.97	35.60	—
$37.82	—	$55.63	133	4.59	46.29	—	132	4.59	46.29	—
$5.34	—	$55.63	276	4.13	$33.52	$1,670	275	4.12	$33.56	$1,659

Assumptions for Option-Based Awards

Ciena recognizes the fair value of stock options as share-based compensation expense on a straight-line basis over the requisite service period. Ciena did not grant any option-based awards during fiscal 2018, fiscal 2017, or fiscal 2016.

Restricted Stock Units
A restricted stock unit is a stock award that entitles the holder to receive shares of Ciena common stock as the unit vests. Ciena’s outstanding restricted stock unit awards are subject to service-based vesting conditions and/or performance-based vesting conditions. Awards subject to service-based conditions typically vest in increments over a three or four-year period. However, the 2017 Plan permits Ciena to grant service-based stock awards with a minimum one-year vesting period. Awards with performance-based vesting conditions (i) require the achievement of certain operational, financial or other performance criteria or targets; or (ii) measure Ciena’s total shareholder return as compared to an index of peer companies, a condition of vesting of such awards, in whole or in part. Ciena recognizes the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based compensation expense over the performance period, using graded vesting, which considers each performance period or tranche separately, based upon Ciena’s determination of whether it is probable that the performance targets will be achieved. At the end of each reporting period, Ciena reassesses the probability of achieving the performance targets and the performance period required to meet those targets.

The following table is a summary of Ciena’s restricted stock unit activity for the period indicated, with the aggregate fair value of the balance outstanding at the end of each period, based on Ciena’s closing stock price on the last trading day of the relevant period (shares and aggregate fair value in thousands):

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Fair Value
Balance as of October 31, 2017	4,143	$21.46	$86,721
Granted	2,713
Vested	(2,155)
Canceled or forfeited	(299)
Balance as of October 31, 2018	4,402	$22.26	$140,943

The total fair value of restricted stock units that vested and were converted into common stock during fiscal 2018, fiscal 2017 and fiscal 2016 was $54.3 million, $49.5 million and $50.3 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena during fiscal 2018, fiscal 2017 and fiscal 2016 was $22.46, $23.29 and $19.81, respectively.
Assumptions for Restricted Stock Unit Awards

The fair value of each restricted stock unit award is based on the closing price on the date of grant. Share-based expense for service-based restricted stock unit awards is recognized ratably over the vesting period on a straight-line basis.
Share-based expense for performance-based restricted stock unit awards is recognized ratably over the performance period based upon Ciena’s determination of whether it is probable that the performance targets will be achieved. At each reporting period, Ciena reassesses the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved involves judgment, and the estimate of expense is revised periodically based on the probability of achieving the performance targets. Revisions are reflected in the period in which the estimate is changed. If any performance goals are not met, no compensation cost is ultimately recognized against that goal and, to the extent previously recognized, compensation expense is reversed.
Share-based compensation expense is recognized only for those awards that are ultimately expected to vest. In the event of a forfeiture of an award, the expense related to the unvested portion of that award is reversed. Reversal of share-based compensation expense based on forfeitures can materially affect the measurement of estimated fair value of our share-based compensation.
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
During fiscal 2018, fiscal 2017 and fiscal 2016, Ciena issued 1.1 million, 1.0 million and 1.1 million shares under the ESPP, respectively. At October 31, 2018, 4.9 million shares remained available for issuance under the ESPP.
Share-Based Compensation Expense
The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Year Ended October 31,
	2018	2017	2016
Product cost of goods sold	$2,984	$2,672	$2,457
Service cost of goods sold	2,616	2,487	2,479
Share-based compensation expense included in cost of goods sold	5,600	5,159	4,936
Research and development	13,518	12,957	13,870
Sales and marketing	14,246	12,846	15,138
General and administrative	19,709	17,321	17,342
Acquisition and integration costs	—	—	714
Share-based compensation expense included in operating expense	47,473	43,124	47,064
Share-based compensation expense capitalized in inventory, net	(101)	77	(7)
Total share-based compensation	$52,972	$48,360	$51,993

As of October 31, 2018, total unrecognized share-based compensation expense was $77.3 million which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.45 years.

(22) SEGMENT AND ENTITY WIDE DISCLOSURES
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

◦
Packet Networking — includes the 3000 family of service delivery switches and service aggregation switches and the 5000 family of service aggregation switches. This product line also includes the 8700 Packetwave Platform, the Ethernet packet configuration for the 5410 Service Aggregation Switch, and the 6500 Packet Transport System (PTS), which combines packet switching, control plane operation, and integrated optics.

The Networking Platforms segment also includes sales of operating system software and enhanced software features embedded in each of the product lines above. Revenue from this segment is included in product revenue on the Consolidated Statement of Operations.
•Software and Software-Related Services reflects sales of the following:

◦
Ciena’s Blue Planet Automation Software and Services, which is a comprehensive, open software suite that allows customers to use enhanced knowledge about their network to drive adaptive optimization of their services and operations. Ciena’s Blue Planet Automation Platform includes multi-domain service orchestration (MDSO), network function virtualization (NFV), management and orchestration (NFV MANO), analytics, network health predictor (NHP), route optimization and assurance (ROA), inventory management and Ciena’s SDN Multilayer Controller and virtual wide area network (V-WAN) application. Ciena acquired the NHP and ROA software solutions as a part of its acquisition of Packet Design. Ciena acquired the inventory management and ROA software solutions from DonRiver and Packet Design, respectively. Services includes sales of subscription, installation, support, consulting and design services related to Ciena’s Blue Planet Automation Platform.

◦
Ciena’s Platform Software and Services, which provides analytics, data, and planning tools to assist customers in managing Ciena’s Networking Platforms products in their networks. Ciena’s platform software includes its Manage, Control and Plan (MCP) domain controller solution, OneControl Unified Management System, ON-Center® Network and Service Management Suite, Ethernet Services Manager, Optical Suite Release and Planet Operate. As Ciena seeks further adoption of its MCP software platform and transitions features, functionality and customers to this platform, Ciena expects revenue declines for its other platform software solutions. Software-related services includes sales of subscription, installation, support, and consulting services related to Ciena’s software platforms and operating system software and enhanced software features embedded in each of the Networking Platforms product lines above.
Revenue from the software portions of this segment is included in product revenue on the Consolidated Statements of Operations. Revenue from services portions of this segment is included in services revenue on the Consolidated Statements of Operations.

•
Global Services reflects sales of a broad range of Ciena’s services for consulting and network design, installation and deployment, maintenance support and training activities. Revenue from this segment is included in services revenue on the Consolidated Statement of Operations.

Ciena’s long-lived assets, including equipment, building, furniture and fixtures, finite-lived intangible assets, and maintenance spares, are not reviewed by the chief operating decision maker for purposes of evaluating performance and allocating resources. As of October 31, 2018, equipment, building, furniture and fixtures totaling $292.1 million primarily supports asset groups within Ciena’s Networking Platforms and Software and Software-Related Services segments and Ciena’s unallocated selling and general and administrative activities. As of October 31, 2018, $29.7 million of Ciena’s intangible assets were assigned to asset groups within Ciena’s Networking Platforms segment and $118.5 million of Ciena’s intangible assets were assigned to asset groups within Ciena’s Software and Software-Related Services segment. As of October 31, 2018, all of the maintenance spares totaling $45.7 million were assigned to asset groups within Ciena’s Global Services segment.

Segment Revenue
The table below (in thousands, except percentage data) sets forth Ciena’s segment revenue for the respective periods indicated:

	Year Ended October 31,
	2018	2017	2016
Revenue:
Networking Platforms
Converged Packet Optical	$2,194,519	$1,939,621	$1,815,921
Packet Networking	283,499	313,089	252,862
Total Networking Platforms	2,478,018	2,252,710	2,068,783

Software and Software-Related Services
Platform Software and Services	173,949	145,009	117,251
Blue Planet Automation Software and Services	26,764	16,110	7,818
Total Software and Software-Related Services	200,713	161,119	125,069

Global Services
Maintenance Support and Training	245,161	227,400	228,982
Installation and Deployment	128,829	117,524	130,916
Consulting and Network Design	41,565	42,934	46,823
Total Global Services	415,555	387,858	406,721

Total revenue	$3,094,286	$2,801,687	$2,600,573
Segment Profit
Segment profit is determined based on internal performance measures used by Ciena’s chief executive officer to assess the performance of each operating segment in a given period. In connection with that assessment, the chief executive officer excludes the following items: selling and marketing costs; general and administrative costs; amortization of intangible assets; acquisition and integration costs; significant asset impairments and restructuring costs, interest and other income (loss), net; interest expense; loss on extinguishment of debt; and provision (benefit) for income taxes.
The table below (in thousands) sets forth Ciena’s segment profit and the reconciliation to consolidated net income during the respective periods indicated:

	Year Ended October 31,
	2018	2017	2016
Segment profit:
Networking Platforms	$581,113	$578,039	$544,744
Software and Software-Related Services	69,808	32,536	7,123
Global Services	172,205	159,882	157,915
Total segment profit	823,126	770,457	709,782
Less: non-performance operating expenses
Selling and marketing	394,060	356,169	349,731
General and administrative	160,133	142,604	132,828
Amortization of intangible assets	15,737	33,029	61,508
Acquisition and integration costs	5,111	—	4,613
Significant asset impairments and restructuring costs	18,139	23,933	4,933
Add: other non-performance financial items
Interest and other income (loss), net	(12,029)	913	(12,569)
Interest expense	(55,249)	(55,852)	(56,656)
Loss on extinguishment and modification of debt	(13,887)	(3,657)	(226)
Less: Provision (benefit) for income taxes	493,471	(1,105,827)	14,134
Total net income (loss)	$(344,690)	$1,261,953	$72,584

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

	Year Ended October 31,
	2018	2017	2016
North America	$1,886,450	$1,736,047	$1,689,263
EMEA	464,876	404,099	393,705
CALA	140,177	164,308	195,085
APAC	602,783	497,233	322,520
Total	$3,094,286	$2,801,687	$2,600,573

North America includes $1.77 billion, $1.63 billion and $1.58 billion of United States revenue for fiscal years ended October 31, 2018, 2017 and 2016, respectively. No other country accounted for at least 10% of total revenue for the periods presented above.

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

	October 31,
	2018	2017
Canada	$198,028	$203,491
United States	75,479	90,482
Other International	18,560	14,492
Total	$292,067	$308,465

While we have benefited from the diversification of our business and customer base, our ten largest customers contributed 56.5% of fiscal 2018 revenue, 55.6% of fiscal 2017 revenue and 51.1% of fiscal 2016 revenue.

For the periods below, customers accounting for at least 10% of Ciena’s revenue were as follows (in thousands):

	October 31,
	2018	2017	2016
AT&T	$374,576	$448,943	$479,077
Verizon	318,013	288,048	n/a
Total	$692,589	$736,991	$479,077
________________________________

n/a	Denotes revenue representing less than 10% of total revenue for the period

Both customers purchased products and services from each of Ciena’s operating segments.

(23) OTHER EMPLOYEE BENEFIT PLANS
Ciena has a Defined Contribution Pension Plan that covers a majority of its Canada-based employees. The plan covers all Canada-based employees who are not part of an excluded group. Total contributions (employee and employer) cannot exceed the lesser of 18% of participant earnings and an annual dollar limit (CAD$26,230 (approximately $34,364) for 2018). This plan includes a required employer contribution of 1% for all participants and a 50% matching of participant contributions up to a total annual maximum of CAD$3,000 (approximately $3,930) per employee. During fiscal 2018, 2017 and 2016, Ciena made matching contributions of approximately CAD$5.1 million (approximately $6.7 million), CAD$4.7 million (approximately $6.2 million) and CAD$4.5 million (approximately $5.9 million), respectively.
Ciena has a 401(k) defined contribution profit sharing plan. Participants may contribute up to 60% of pre-tax compensation, subject to certain limitations. The plan includes an employer matching contribution equal to 50% of the first 6% an employee contributes each pay period. Ciena may also make discretionary annual profit contributions up to the IRS regulated limit. Ciena has made no profit sharing contributions to date. During fiscal 2018, 2017 and 2016, Ciena made matching contributions of approximately $5.8 million, $5.7 million and $5.4 million, respectively.

(24) COMMITMENTS AND CONTINGENCIES

Canadian Grant

During the second quarter of fiscal 2018, Ciena entered into agreements related to the Evolution of Networking Services through a Corridor in Quebec and Ontario for Research and Innovation (“ENCQOR”) project with the Canadian federal government, the government of the province of Ontario and the government of the province of Quebec to develop a 5G technology corridor between Quebec and Ontario to promote research and development, small business enterprises and entrepreneurs in Canada. Under these agreements, Ciena can receive up to an aggregate CAD$57.6 million (approximately $45.0 million) in reimbursement from the three Canadian government entities for eligible costs over a period commencing on February 20, 2017 and ending on March 31, 2022. Ciena anticipates receiving recurring disbursements over this period. Amounts received under the agreements are subject to recoupment in the event that Ciena fails to achieve certain minimum investment, employment and project milestones. During fiscal 2018, Ciena recorded a CAD$16.6 million (approximately $12.9 million) benefit as a reduction in research and development expense, related to eligible costs that it incurred from the commencement date of February 20, 2017 to October 31, 2018, because it believes it has complied with the conditions of the agreements entitling it to this amount. In future periods, through the term of these agreements, Ciena expects to record a quarterly benefit to operating expense of approximately CAD$2.95 million (approximately $2.3 million) related to these grants. As of October 31, 2018, amounts receivable from this grant were CAD$7.5 million (approximately $5.7 million).

Foreign Tax Contingencies

Ciena is subject to various tax liabilities arising in the ordinary course of business. Ciena does not expect that the ultimate settlement of these liabilities will have a material effect on its results of operations, financial position or cash flows.

Litigation

As a result of the acquisition of Cyan in August 2015, Ciena became a defendant in a securities class action lawsuit. On April 1, 2014, the first of two purported stockholder class action lawsuit was filed in the Superior Court of California, County of San Francisco, against Cyan, the members of Cyan’s board of directors, Cyan’s former Chief Financial Officer, and the underwriters of Cyan’s initial public offering. The cases were consolidated as Beaver County Employees Retirement Fund, et al. v. Cyan, Inc. et al., Case No. CGC-14-538355. The consolidated complaint alleges violations of federal securities laws on behalf of a purported class consisting of purchasers of Cyan’s common stock pursuant or traceable to the registration statement and prospectus for Cyan’s initial public offering in April 2013, and seeks unspecified compensatory damages and other relief. On May 19, 2015, the proposed class was certified. During the fourth quarter of fiscal 2018, the parties agreed to the terms of a settlement of the action, which settlement is subject to notice to class members and approval by the court. The terms of the proposed settlement, which include a release and dismissal of all claims against all defendants without any liability or wrongdoing attributed to them, are not material to the Company’s financial results. There is no assurance that the court will ultimately approve the settlement.
Internal Investigation

During fiscal 2017, one of Ciena’s third-party vendors raised allegations about certain questionable payments to one or more individuals employed by a customer in a country in the ASEAN region. Ciena promptly initiated an internal investigation into the matter, with the assistance of outside counsel, which investigation corroborated direct and indirect payments to one such individual and sought to determine whether the payments may have violated applicable laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”). In September 2017, Ciena voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise them of the relevant events and the findings of Ciena’s internal investigation. On December 10, 2018, the DOJ advised that it has declined to prosecute this matter and that its investigation into the matter is now closed. Ciena continues to cooperate fully with the SEC in its investigation into this matter.
Ciena’s operations in the relevant country have constituted less than 1.5% of consolidated revenues as reported by Ciena in each fiscal year from 2012 through 2017. Ciena does not currently anticipate that this matter will have a material adverse effect on its business, financial condition or results of operations. However, as discussions with the SEC are ongoing, the ultimate outcome of this matter cannot be predicted at this time. As of the filing of this Report, no provision with respect to this matter has been made in Ciena’s consolidated financial statements. Any determination that Ciena’s operations or activities are not in compliance with the FCPA or other applicable laws or regulations could result in the imposition of fines, civil and criminal penalties, and equitable remedies, including disgorgement or injunctive relief.
In addition to the matters described in “Litigation” and “Internal Investigation” above, Ciena is subject to various legal proceedings, claims and other matters arising in the ordinary course of business, including those that relate to employment, commercial, tax and other regulatory matters. Ciena is also subject to intellectual property related claims, including claims against third parties that may involve contractual indemnification obligations on the part of Ciena. Ciena does not expect that the ultimate costs to resolve such matters will have a material effect on its results of operations, financial position or cash flows.
Lease Commitments
Ciena has certain minimum obligations under non-cancelable leases expiring on various dates through 2032 for equipment and facilities. The following table summarizes our future annual minimum lease commitments under non-cancelable leases that are not recorded on the balance sheet as of October 31, 2018 (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases	$28,912	$24,348	$21,320	$15,839	$13,142	$47,047	$150,608

Rental expense for fiscal 2018, fiscal 2017 and fiscal 2016 was approximately $24.1 million, $30.9 million and $26.6 million, respectively. In addition, Ciena paid approximately $1.9 million, $2.7 million and $0.8 million during fiscal 2018, fiscal 2017 and fiscal 2016, respectively, related to rent costs for restructured facilities and unfavorable lease commitments, which were offset against Ciena’s restructuring liabilities and unfavorable lease obligations. The amount for operating lease commitments above does not include variable expenses relating to insurance, taxes, maintenance and other costs required by the applicable operating lease. These costs are not expected to have a material impact on Ciena’s financial condition, results of operations or cash flows.

(25) SUBSEQUENT EVENTS

Stock Repurchase Program

    On December 13, 2018, Ciena announced that its Board of Directors authorized a program to repurchase up to $500 million of its common stock. The amount and timing of repurchases are subject to a variety of factors including liquidity, cash flow, stock price and general business and market conditions. The program may be modified, suspended, or discontinued at any time. This program terminates and replaces in its entire the previous stock repurchase program authorized in fiscal 2018. From the end of the fiscal year ending October 31, 2018 through December 17, 2018, Ciena did not repurchase shares of its common stock under this prior stock repurchase program.

Settlement of Conversions of 3.75% Convertible Senior Notes due October 15, 2018 (“New Notes”)

During the fourth quarter of fiscal 2018 Ciena elected to settle the conversion of the New Notes prior to maturity in a combination of cash and shares, with the cash portion not to exceed an aggregate amount of approximately $400 million. Per the settlement provisions of the indenture governing conversion of the New Notes, an amount of $288.7 million (representing the aggregate principal amount) was paid in cash on October 15, 2018. During the relevant settlement period, Ciena’s shares traded at a volume weighted average price in excess of the $20.17 per share conversion price. As such, Ciena paid $111.3 million in excess of the aggregate principal amount in cash, and $52.9 million settled in shares, or 1.6 million shares. These amounts were recorded as debt conversion liability at fiscal year-end October 31, 2018 and were settled during the first quarter of fiscal 2019.

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
Management of Ciena Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2018. Management based this assessment on criteria for effective internal control over financial reporting described in “COSO 2013 Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of October 31, 2018, Ciena Corporation maintained effective internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of Ciena Corporation included in this annual report, has also audited the effectiveness of Ciena Corporation’s internal control over financial reporting as of October 31, 2018, as stated in its report appearing in Item 8 of Part II of this annual report.

/s/ Gary B. Smith	/s/ James E. Moylan, Jr.
Gary B. Smith	James E. Moylan, Jr.
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
December 21, 2018	December 21, 2018

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors and executive officers is set forth in Part I of this annual report under the caption “Item 1. Business—Directors and Executive Officers.”
Additional information responsive to this item concerning our Audit Committee and regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.
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

Item 11. Executive Compensation
Information responsive to this item is incorporated herein by reference from our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information responsive to this item is incorporated herein by reference from our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information responsive to this item is incorporated herein by reference from our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14. Principal Accountant Fees and Services
Information responsive to this item is incorporated herein by reference from our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

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

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of December 2018.

Ciena Corporation
By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Patrick H. Nettles, Ph.D.	Executive Chairman of the Board of Directors	December 21, 2018
Patrick H. Nettles, Ph.D.

/s/ Gary B. Smith	President, Chief Executive Officer and Director	December 21, 2018
Gary B. Smith (Principal Executive Officer)

/s/ James E. Moylan, Jr.	Sr. Vice President, Finance and Chief Financial Officer	December 21, 2018
James E. Moylan, Jr. (Principal Financial Officer)

/s/ Andrew C. Petrik	Vice President, Controller	December 21, 2018
Andrew C. Petrik (Principal Accounting Officer)

/s/ Bruce L. Claflin	Director	December 21, 2018
Bruce L. Claflin

/s/ Lawton W. Fitt	Director	December 21, 2018
Lawton W. Fitt

/s/ Patrick T. Gallagher	Director	December 21, 2018
Patrick T. Gallagher

/s/ T. Michael Nevens	Director	December 21, 2018
T. Michael Nevens

/s/ Judith M. O’Brien	Director	December 21, 2018
Judith M. O’Brien

/s/ Joanne B. Olsen	Director	December 21, 2018
Joanne B. Olsen

/s/ Michael J. Rowny	Director	December 21, 2018
Michael J. Rowny

INDEX TO EXHIBITS

		Incorporated by Reference
		Form and			Filed
Exhibit		Registration or			Here-
Number	Exhibit Description	Commission No.	Exhibit	Filing Date	with (X)
3.1	Amended and Restated Certificate of Incorporation of Ciena Corporation	8-K (000-21969)	3.1	3/27/2008
3.2	Second Amended and Restated Bylaws of Ciena Corporation	8-K (001-36250)	3.1	1/27/2017
4.1	Specimen Stock Certificate	10-K (000-21969)	4.1	12/27/2007
10.1	Ciena Corporation 2017 Omnibus Incentive Plan*	8-K (001-36250)	10.1	3/29/2017
10.2	Form of Employee Restricted Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan*	—	—	—	X
10.3	Form of Director Restricted Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan*	—	—	—	X
10.4	Form of Performance Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan*	—	—	—	X
10.5	Form of Market Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan*	—	—	—	X
10.6	2008 Omnibus Incentive Plan*	8-K (000-21969)	10.1	3/27/2008
10.7	Amendment (No. 1) to Ciena Corporation 2008 Omnibus Incentive Plan dated April 14, 2010*	8-K (000-21969)	10.1	4/15/2010
10.8	Amendment (No. 2) to Ciena Corporation 2008 Omnibus Incentive Plan dated March 21, 2012*	8-K (000-21969)	10.1	3/23/2012
10.9	Amendment (No. 3) to Ciena Corporation 2008 Omnibus Incentive Plan dated April 10, 2014*	10-Q (001-36250)	10.1	6/11/2014
10.10	Amendment (No. 4) to Ciena Corporation 2008 Omnibus Incentive Plan dated March 24, 2016*	10-Q (001-36250)	10.2	6/8/2016
10.11	Form of 2008 Omnibus Incentive Plan Restricted Stock Unit Agreement (Employee)*	10-K (000-21969)	10.18	12/22/2011
10.12	Form of 2008 Omnibus Incentive Plan Non-Qualified Stock Option Agreement (Employee)*	10-Q (000-21969)	10.2	6/4/2009
10.13	Form of 2008 Omnibus Incentive Plan Restricted Stock Unit Agreement (Director)*	10-Q (000-21969)	10.3	6/4/2009
10.14	Amended and Restated 2003 Employee Stock Purchase Plan*	10-Q (001-36250)	10.1	6/7/2017
10.15	Employee Stock Purchase Plan Enrollment Agreement*	10-Q (001-36250)	10.2	6/7/2017
10.16	Cyan, Inc. 2006 Stock Plan*	S-1 (333-187732)	10.2.1	4/4/2013

		Incorporated by Reference
		Form and			Filed
Exhibit		Registration or			Here-
Number	Exhibit Description	Commission No.	Exhibit	Filing Date	with (X)
10.17	Cyan, Inc. 2013 Equity Incentive Plan*	S-1 (333-187732)	10.3.1	4/4/2013
10.18	Ciena Corporation 2000 Equity Incentive Plan (Amended and Restated ONI Systems Corp. 2000 Equity Incentive Plan)*	10-K (000-21969)	10.37	12/11/2003
10.19	Form of Stock Option Award Agreement for executive officers under Ciena Corporation 2000 Equity Incentive Plan*	8-K (000-21969)	10.1	11/4/2005
10.20	Form of Non-Statutory Stock Option Award Agreement for directors under Ciena Corporation 2000 Equity Incentive Plan*	8-K (000-21969)	10.4	11/4/2005
10.21	Form of Restricted Stock Unit Award Agreement for directors under Ciena Corporation 2000 Equity Incentive Plan*	8-K (000-21969)	10.5	11/4/2005
10.22	World Wide Packets, Inc. 2000 Stock Incentive Plan, as amended*	S-8 (333-149520)	10.1	3/4/2008
10.23	Deferred Compensation Plan, effective as of November 1, 2016*	S-8 (333-214594)	10.1	11/14/2016
10.24	Ciena Corporation Amended and Restated Incentive Bonus Plan, as amended December 15, 2011*	10-K (000-21969)	10.26	12/22/2011
10.25	U.S. Executive Severance Benefit Plan*	10-Q (000-21969)	10.1	6/9/2011
10.26	Form of Indemnification Agreement with Directors and Executive Officers*	10-Q (000-21969)	10.1	3/3/2006
10.27	Change in Control Severance Agreement dated November 1, 2016, between Ciena Corporation and Gary B. Smith*	10-K (000-21969)	10.23	12/21/2016
10.28	Change in Control Severance Agreement dated November 1, 2016 between Ciena Corporation and Executive Officers*	10-K (000-21969)	10.24	12/21/2016
10.29	Lease Agreement by and between Ciena Canada, Inc. and Innovation Blvd. II Limited dated as of October 23, 2014+	10-K (001-36250)	10.36	12/19/2014
10.30	Amendment No. 1 to the Lease Agreement dated October 23, 2014, between Innovations Blvd II Limited and Ciena Canada, Inc., dated April 15, 2015.	8-K (001-36250)	10.3	6/3/2015
10.31	Lease Agreement between Ciena Canada, Inc. and Innovation Blvd. II Limited, dated April 15, 2015	8-K (001-36250)	10.4	6/3/2015
10.32	Lease Agreement dated November 3, 2011 between Ciena Corporation and W2007 RDG Realty, L.L.C. ++	10-K (000-21969)	10.34	12/22/2011
10.33	ABL Credit Agreement, dated August 13, 2012, by and among Ciena Corporation, Ciena Communications, Inc. and Ciena Canada, Inc., as the borrowers, the lenders party thereto, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, Bank of America, N.A., as syndication agent, and Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association, as co-documentation agents ++	10-Q (000-21969)	10.1	9/5/2012
10.34	Amendment to ABL Credit Agreement, dated August 24, 2012, by and among Ciena Corporation, Ciena Communications, Inc. and Ciena Canada, Inc., as the borrowers, and Deutsche Bank AG New York Branch, as administrative agent ++	10-Q (000-21969)	10.2	9/5/2012

		Incorporated by Reference
		Form and			Filed
Exhibit		Registration or			Here-
Number	Exhibit Description	Commission No.	Exhibit	Filing Date	with (X)
10.35	Omnibus Second Amendment to ABL Credit Agreement and First Amendment to U.S. Security Agreement, Canadian Security Agreement, U.S. Pledge Agreement, U.S. Guaranty and Canadian Guaranty, entered into as of March 5, 2013, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Canada, Inc., and Deutsche Bank AG New York Branch	10-Q (000-21969)	10.2	3/13/2013
10.36	Third Amendment to ABL Credit Agreement, dated July 15, 2014 by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc. Ciena Canada, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the lenders party thereto.	10-Q (001-36250)	10.1	9/9/2014
10.37	Omnibus Fourth Amendment to Credit Agreement and First Amendment to U.S. Pledge Agreement and Canadian Pledge Agreement, dated April 15, 2015.	8-K (001-36250)	10.2	6/3/2015
10.38	Fifth Amendment to ABL Credit Agreement dated July 2, 2015, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc. Ciena Canada, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the lenders party thereto.	10-Q (001-36250)	10.2	9/9/2015
10.39	Sixth Amendment to ABL Credit Agreement dated January 8, 2016, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc. Ciena Canada, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the lenders party thereto.	10-Q (001-36250)	4.1	3/9/2016
10.40	Joinder Agreement under ABL Credit Agreement and Related Agreements as of March 15, 2013 by and between Ciena Government Solutions, Inc. and Deutsche Bank AG New York Branch, as Administrative Agent and as Collateral Agent, for the benefit of the Secured Creditors++	10-Q (000-21969)	10.2	6/12/2013
10.41	Amended and Restated Security Agreement, dated August 13, 2012, amended and restated as of July 15, 2014, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc., and Deutsche Bank AG New York Branch, as Collateral Agent++	10-Q (001-36250)	10.2	9/9/2014
10.42	Amended and Restated Pledge Agreement, dated August 13, 2012, amended and restated as of July 15, 2014, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc., and Deutsche Bank AG New York Branch, as Pledgee++	10-Q (001-36250)	10.3	9/9/2014
10.43	U.S. Guaranty, dated August 13, 2012, by and among Ciena Corporation and Ciena Communications, Inc., as guarantors, and Deutsche Bank AG New York Branch, as administrative agent ++	10-Q (000-21969)	10.5	9/5/2012
10.44	Canadian Guaranty, dated August 13, 2012, by and between Ciena Canada, Inc., as guarantor, and Deutsche Bank AG New York Branch, as administrative agent ++	10-Q (000-21969)	10.7	9/5/2012
10.45	Amended and Restated Canadian Security Agreement, dated August 13, 2012, amended and restated as of July 15, 2014, by and among Ciena Canada, Inc., each other assignor from time to time party thereto, and Deutsche Bank AG New York Branch, as Collateral Agent.++	10-Q (001-36250)	10.4	9/9/2014

		Incorporated by Reference
		Form and			Filed
Exhibit		Registration or			Here-
Number	Exhibit Description	Commission No.	Exhibit	Filing Date	with (X)
10.46	Second Amended and Restated Canadian Security Agreement, dated August 13, 2012, amended and restated as of July 15, 2014 and further amended and restated as of January 8, 2016 by and among Ciena Canada, Inc., each other assignor from time to time party thereto, and Deutsche Bank AG New York Branch, as Collateral Agent.++	10-Q (001-36250)	4.2	3/9/2016
10.47	Credit Agreement, dated July 15, 2014, by and among Ciena Corporation, the lenders party thereto, and Bank of America, N.A., as Administrative Agent++	10-Q (001-36250)	10.5	9/9/2014
10.48	First Amendment to Credit Agreement, dated July 15, 2014 and First Amendment to Certain Pledge Agreements (U.S. Pledge Agreement, dated July 15, 2014 and Canadian Pledge Agreement, dated December 12, 2014), dated April 15, 2015.++	8-K (001-36250)	10.1	6/3/2015
10.49	Second Amendment to Credit Agreement, dated July 15, 2014, by and among Ciena Corporation, the lenders party thereto, and Bank of America, N.A., as Administrative Agent., dated July 2, 2015++	10-Q (001-36250)	10.1	9/9/2015
10.50	Third Amendment to Credit Agreement, dated July 15, 2015, by and among Ciena Corporation, the lenders party thereto, and Bank of America, N.A., as Administrative Agent., dated June 29, 2017++	10-Q (001-36250)	10.3	9/7/2017
10.51	Incremental Joinder and Amendment Agreement under the Credit Agreement and Related Agreements dated as of April 25, 2016 by and between Ciena Corporation, Bank of America, N.A. as Administrative Agent, Ciena Communications, Inc. and Ciena Government Solutions, Inc.	10-Q (001-36250)	10.1	6/8/2016
10.52	Omnibus Refinancing Amendment to Credit Agreement (dated as of July 15, 2014, as amended), Security Agreement, and Pledge Agreement, dated as of January 30, 2017, by and among Ciena Corporation, as borrower, Ciena Communications, Inc. and Ciena Government Solutions, Inc., as guarantors, Bank of America, N.A. as administrative agent, and the lenders party thereto.	10-Q (001-36250)	10.1	3/8/2017
10.53	Increase Joinder and Refinancing Amendment to Credit Agreement, dated September 28, 2018, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto. ++	8-K (001-36520)	10.1	10/1/2018
10.54	Guaranty, dated July 15, 2014, by and among Ciena Communications, Inc., Ciena Government Solutions, Inc. and Bank of America, N.A., as Administrative Agent.++	10-Q (001-36250)	10.6	9/9/2014
10.55	Term Loan Security Agreement, dated July 15, 2014, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc., and Bank of America, N.A., as Collateral Agent. ++	10-Q (001-36250)	10.7	9/9/2014
10.56	Omnibus Amendment to Security Agreement and Pledge Agreement, dated September 28, 2018, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc., and Bank of America, N.A., as Administrative Agent.++	—	—	—	X
10.57	Term Loan Pledge Agreement, dated July 15, 2014, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc., and Bank of America, N.A., as Pledgee.++	10-Q (001-36250)	10.8	9/9/2014

Incorporated by Reference
		Form and			Filed
Exhibit		Registration or			Here-
Number	Exhibit Description	Commission No.	Exhibit	Filing Date	with (X)
10.58	Intellectual Property License Agreement dated as of March 19, 2010 between Ciena Luxembourg S.a.r.l. and Nortel Networks Limited#	10-Q (000-21969)	10.3	6/10/2010
21.1	Subsidiaries of registrant	—	—	—	X
23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	X
101.INS	XBRL Instance Document	—	—	—	X
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	X

________________________________

*	Represents management contract or compensatory plan or arrangement
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