Form 10-Q
period 2019-01-31
CIENA CORP
filed 2019-03-11
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2019
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 6, 2019
common stock, $0.01 par value	155,953,204

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended January 31,
	2019	2018
Revenue:
Products	$642,532	$525,609
Services	135,995	120,526
Total revenue	778,527	646,135
Cost of goods sold:
Products	380,442	313,120
Services	74,744	61,250
Total cost of goods sold	455,186	374,370
Gross profit	323,341	271,765
Operating expenses:
Research and development	128,633	118,524
Selling and marketing	98,113	88,515
General and administrative	39,243	38,406
Significant asset impairments and restructuring costs	2,273	5,961
Amortization of intangible assets	5,528	3,623
Acquisition and integration costs	1,608	—
Total operating expenses	275,398	255,029
Income from operations	47,943	16,736
Interest and other income, net	4,253	1,575
Interest expense	(9,441)	(13,734)
Income before income taxes	42,755	4,577
Provision for income taxes	9,139	477,940
Net income (loss)	$33,616	$(473,363)
Basic net income (loss) per common share	$0.22	$(3.29)
Diluted net income (loss) per potential common share	$0.21	$(3.29)
Weighted average basic common shares outstanding	156,314	143,922
Weighted average dilutive potential common shares outstanding	158,174	143,922

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Quarter Ended January 31,
	2019	2018
Net income (loss)	$33,616	$(473,363)
Change in unrealized gain (loss) on available-for-sale securities, net of tax	301	(261)
Change in unrealized gain on foreign currency forward contracts, net of tax	1,560	1,553
Change in unrealized gain (loss) on forward starting interest rate swap, net of tax	(7,871)	3,898
Change in cumulative translation adjustments	1,150	8,202
Other comprehensive income (loss)	(4,860)	13,392
Total comprehensive income (loss)	$28,756	$(459,971)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	January 31, 2019	October 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$668,810	$745,423
Short-term investments	119,143	148,981
Accounts receivable, net of allowance for doubtful accounts of $17.2 million and $17.4 million as of January 31, 2019 and October 31, 2018, respectively.	761,186	786,502
Inventories	323,106	262,751
Prepaid expenses and other	217,422	198,945
Total current assets	2,089,667	2,142,602
Long-term investments	—	58,970
Equipment, building, furniture and fixtures, net	288,713	292,067
Goodwill	297,968	297,968
Other intangible assets, net	139,005	148,225
Deferred tax asset, net	728,139	745,039
Other long-term assets	74,614	71,652
Total assets	$3,618,106	$3,756,523
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$335,547	$340,582
Accrued liabilities and other short-term obligations	272,712	340,075
Deferred revenue	85,501	111,134
Current portion of long-term debt	7,000	7,000
Debt conversion liability	—	164,212
Total current liabilities	700,760	963,003
Long-term deferred revenue	50,640	58,323
Other long-term obligations	127,462	119,413
Long-term debt, net	684,939	686,450
Total liabilities	$1,563,801	$1,827,189
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 156,336,210 and 154,318,531 shares issued and outstanding	1,563	1,543
Additional paid-in capital	6,927,613	6,881,223
Accumulated other comprehensive loss	(10,640)	(5,780)
Accumulated deficit	(4,864,231)	(4,947,652)
Total stockholders’ equity	2,054,305	1,929,334
Total liabilities and stockholders’ equity	$3,618,106	$3,756,523

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended January 31,
	2019	2018
Cash flows provided by (used in) operating activities:
Net income (loss)	$33,616	$(473,363)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	21,513	20,833
Share-based compensation costs	13,755	12,393
Amortization of intangible assets	8,947	5,912
Deferred taxes	5,037	476,897
Provision for inventory excess and obsolescence	4,673	6,804
Provision for warranty	3,891	4,657
Other	3,356	2,269
Changes in assets and liabilities:
Accounts receivable	38,544	72,439
Inventories	(67,555)	5,199
Prepaid expenses and other	1,133	16,120
Accounts payable, accruals and other obligations	(76,351)	(111,476)
Deferred revenue	(4,664)	(2,981)
Net cash provided by (used in) operating activities	(14,105)	35,703
Cash flows provided by (used in) investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(15,345)	(25,662)
Purchase of available for sale securities	(68,516)	(118,877)
Proceeds from maturities of available for sale securities	60,000	110,000
Proceeds from sales of available for sale securities	98,265	—
Settlement of foreign currency forward contracts, net	(4,650)	1,061
Purchase of cost method investment	(333)	—
Net cash provided by (used in) investing activities	69,421	(33,478)
Cash flows provided by (used in) financing activities:
Payment of long-term debt	(1,750)	(1,000)
Payment of capital lease obligations	(758)	(914)
Payment for debt conversion liability	(111,268)	—
Shares repurchased for tax withholdings on vesting of stock unit awards	(10,026)	—
Repurchases of common stock - repurchase program	(19,721)	(4,103)
Proceeds from issuance of common stock	10,899	11,008
Net cash provided by (used in) financing activities	(132,624)	4,991
Effect of exchange rate changes on cash and cash equivalents	695	1,138
Net increase (decrease) in cash and cash equivalents	(76,613)	8,354
Cash and cash equivalents at beginning of period	745,423	640,513
Cash and cash equivalents at end of period	$668,810	$648,867
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$10,007	$10,020
Cash paid during the period for income taxes, net	$3,402	$3,498
Non-cash investing activities
Purchase of equipment in accounts payable	$5,471	$2,014
Non-cash financing activities
Repurchase of common stock in accrued liabilities from repurchase program	$1,441	$1,652
Conversion of debt conversion liability into 1,585,140 shares of common stock	$52,944	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at October 31, 2018	154,318,531	$1,543	$6,881,223	$(5,780)	$(4,947,652)	$1,929,334
Effect of adoption of new accounting standard (Note 2)	—	—	—	—	49,805	49,805
Net income	—	—	—	—	33,616	33,616
Other comprehensive loss	—	—	—	(4,860)	—	(4,860)
Repurchase of common stock - repurchase program	(591,897)	(6)	(21,156)	—	—	(21,162)
Issuance of shares from employee equity plans	1,329,352	13	10,886	—	—	10,899
Share-based compensation expense	—	—	13,755	—	—	13,755
Settlement of debt conversion liability	1,585,140	16	52,928			52,944
Shares repurchased for tax withholdings on vesting of stock unit awards	(304,916)	(3)	(10,023)	—	—	(10,026)
Balance at January 31, 2019	156,336,210	$1,563	$6,927,613	$(10,640)	$(4,864,231)	$2,054,305

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at October 31, 2017	143,043,227	$1,430	$6,810,182	$(11,017)	$(4,664,253)	$2,136,342
Effect of adoption of new accounting standards	—	—	832	—	61,291	62,123
Net loss	—	—	—	—	(473,363)	(473,363)
Other comprehensive income	—	—	—	13,392	—	13,392
Repurchase of common stock	(262,487)	(3)	(5,752)	—	—	(5,755)
Issuance of shares from employee equity plans	1,400,042	15	10,993	—	—	11,008
Share-based compensation expense	—	—	12,393	—	—	12,393
Balance at January 31, 2018	144,180,782	$1,442	$6,828,648	$2,375	$(5,076,325)	$1,756,140

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	INTERIM FINANCIAL STATEMENTS
The interim financial statements included herein for Ciena Corporation and its wholly owned subsidiaries (“Ciena”) have been prepared by Ciena, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments that Ciena considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial position of Ciena at the date of the interim balance sheets. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of October 31, 2018 was derived from audited financial statements, but does not include all disclosures required by GAAP. However, Ciena believes that the disclosures are adequate to understand the information presented herein. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with Ciena’s audited consolidated financial statements and the notes thereto included in Ciena’s annual report on Form 10-K for the fiscal year ended October 31, 2018.
Ciena has a 52 or 53-week fiscal year, with quarters ending on the Saturday nearest to the last day of January, April, July and October, respectively, of each year. Fiscal 2019 is a 52-week fiscal year. Fiscal 2018 was a 53-week fiscal year with the additional week occurring in the fourth quarter. For purposes of financial statement presentation, each fiscal year is described as having ended on October 31, and the fiscal quarters are described as having ended on January 31, April 30 and July 31 of each fiscal year.

(2)	SIGNIFICANT ACCOUNTING POLICIES
Except for the changes in certain policies described below, there have been no material changes to Ciena’s significant accounting policies, compared to the accounting policies described in Note 1, Ciena Corporation and Significant Accounting Policies and Estimates, in Notes to Consolidated Financial Statements in Item 8 of Part II of Ciena’s annual report on Form 10-K for the fiscal year ended October 31, 2018.

Newly Issued Accounting Standards - Effective

Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, a new accounting standard related to revenue recognition. ASC 606 supersedes nearly all U.S. GAAP standards on revenue recognition and eliminates industry-specific guidance. The underlying principle of ASC 606 is to recognize revenue when a customer obtains control of the promised products or services at an amount that reflects the consideration that is expected to be received in exchange for those products or services. ASC 606 also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows related to contracts with customers.

ASC 606 allows two methods of adoption: (i) retrospectively to each prior period presented (“full retrospective method”), or (ii) retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption (“modified retrospective method”). Effective upon the start of its first quarter of fiscal 2019, Ciena adopted ASC 606 using the modified retrospective method and accordingly recognized the cumulative effect in accumulated deficit for those contracts that were not completed as of October 31, 2018. Accordingly, results for the reporting periods after October 31, 2018 are presented under ASC 606, while prior periods have not been adjusted and continue to be reported in accordance with Ciena’s historical revenue recognition practices. Refer to Opening Balance Adjustments below for the impact of ASC 606 adoption on Ciena’s Condensed Consolidated Financial Statements. In connection with its adoption of ASC 606, Ciena has implemented new accounting policies and processes, and incorporated such into its existing internal control environment as necessary to support the requirements of ASC 606.

Revenue Recognition Timing Differences

The adoption of ASC 606 requires Ciena to recognize revenue when the customer obtains control of promised products or services in an amount that reflects the consideration that Ciena would expect to receive in exchange for those products or services. Under the prior revenue standard, the timing of revenue recognition for delivered products or services was limited to such amount not contingent upon future delivery of products or service or future performance obligations, or subject to customer-specified return or privileges. In the case of multiple element software arrangements for which vendor-specific objective evidence (“VSOE”) of undelivered maintenance did not exist, under the prior revenue standard, Ciena recognized revenue for the entire arrangement over the maintenance term. The adoption of ASC 606 requires Ciena to determine the stand-alone selling price for each of the software and software-related deliverables of such multiple element arrangements at contract inception. Consequently, under ASC 606, certain software deliverables will be recognized at a point in time rather than over a period of time. In addition, under ASC 606, certain installation and deployment, and consulting and network design services, will be recognized over a period of time rather than at a point in time.

Revenue Recognition Policy Under ASC 606

Ciena recognizes revenue when control of the promised products or services is transferred to its customer, in an amount that reflects the consideration that Ciena expects to be entitled to in exchange for those products or services.

Ciena determines revenue recognition by applying the following five-step approach:

•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, Ciena satisfies a performance obligation.

Generally, Ciena makes sales pursuant to purchase orders placed by customers under framework agreements that govern the general commercial terms and conditions of the sale of our products and services. These purchase orders under framework agreements are used to determine the identification of the contract or contracts with this customer. Purchase orders typically include the description, quantity, and price of each product or service purchased. Purchase orders may include one-line bundled pricing for both products and services. Accordingly, purchase orders can include various combinations of products and services that are generally distinct and accounted for as separate performance obligations. Ciena evaluates each promised product and service offering to determine whether it represents a distinct performance obligation. In doing so, Ciena considers, among other things, customary business practices, whether the customer can benefit from the product or service on its own or together with other resources that are readily available, and whether Ciena’s commitment to transfer the product or service to the customer is separately identifiable from other obligations in the purchase order. For transactions where Ciena delivers the product or services, Ciena is typically the principal and records revenue and costs of goods sold on a gross basis.

Purchase orders are invoiced based upon the terms set forth either in the purchase order or the framework agreement, as applicable. Generally, sales of products and software licenses are invoiced upon shipment or delivery. Maintenance and software subscription services are invoiced quarterly or annually in advance of the service term. Ciena’s other service offerings are generally invoiced upon completion of the service. Payment terms and cash received typically range from 30 to 90 days from the invoicing date. Historically, Ciena has not provided any material financing arrangements to its customers. As a practical expedient, Ciena does not adjust the amount of consideration it will receive for the effects of a significant financing component as it expects, at contract inception, that the period between Ciena transfer of the products or services to the customer, and customer payment for the products or services will be one year or less. Shipping and handling fees invoiced to customers are included in revenue, with the associated expense included in product cost of goods sold. Ciena records revenue net of any associated sales taxes.

Ciena recognizes revenue upon the transfer of control of promised products or services to a customer. Transfer of control occurs once the customer has the contractual right to use the product, generally upon shipment or delivery to the customer. Transfer of control can also occur over time for services such as software subscription, maintenance, installation, and various professional services as the customer receives the benefit over the contract term.

Significant Judgments

Revenue is allocated among performance obligations based on standalone selling price (“SSP”). SSP reflects the price that Ciena would expect to sell that product or service on a stand alone basis at contract inception and be entitled to receive for the promised products or services. SSP is estimated for each distinct performance obligation and judgment may be required in its determination. The best evidence of SSP is the observable price of a product or service when Ciena sells the products separately in similar circumstances and to similar customers. In instances where SSP is not directly observable, Ciena determines SSP using information that may include market conditions and other observable inputs.

Ciena applies judgment in determining the transaction price as Ciena may be required to estimate variable consideration when determining the amount of revenue to recognize. Variable consideration can include various rebate, cooperative marketing, and other incentive programs that Ciena offers to its distributors, partners and customers. When determining the amount of revenue to recognize, Ciena estimates the expected usage of these programs, applying the expected value or most likely estimate and updates the estimate at each reporting period as actual utilization becomes available. Ciena also considers any customer right of return and any actual or potential payment of liquidated damages, contractual or similar penalties, or other claims for performance failures or delays in determining the transaction price, where applicable.

When transfer of control is judged to be over time for installation and professional service arrangements, Ciena applies the input method to determine the amount of revenue to be recognized in a given period. Utilizing the input method, Ciena recognizes revenue based on the ratio of actual costs incurred to date to the total estimated costs expected to be incurred. Revenue for software subscription and maintenance is recognized ratably over the period during which the services are performed.

Capitalized Contract Acquisition Costs

Ciena has considered the impact of the guidance in ASC 340-40, Other Assets and Deferred Costs; Contracts with Customers, and the interpretations of the FASB Transition Resource Group for Revenue Recognition (“TRG”) with respect to capitalization and amortization of incremental costs of obtaining a contract. In conjunction with this interpretation, Ciena considers each customer purchase in combination with the corresponding framework agreement, if applicable, as a contract. Ciena has elected to implement the practical expedient, which allows for incremental costs to be recognized as an expense when incurred if the period of the asset recognition is one year or less. If the period of the asset recognition is greater than one year, Ciena amortizes these costs over the period of performance. Ciena considers sales commissions incurred upon receipt of purchase orders placed by customers as incremental costs to obtain such purchase orders. The practical expedient method is applied to the purchase order as a whole and thus the capitalized costs of obtaining a purchase order is applied even if the purchase order contains more than one performance obligation. In cases where a purchase order includes various distinct products or services, with both short-term (one year or less) and long-term (more than a year) performance periods, the cost of commissions incurred for the total value of the purchase order is capitalized and subsequently amortized as each performance obligation is recognized.

For the additional disclosures required as part of ASC 606 see Note 3 below.

Impact of ASC 606 Adoption

The following table summarizes the impact of adopting ASC 606 on Ciena’s Condensed Consolidated Statement of Operations (in millions):

	Quarter Ended January 31, 2019
	As Reported	Adjustments	Balances without adoption of ASC 606

Total revenue	$778,527	$(10,900)	$767,627
Total cost of goods sold	$455,186	$(9,129)	$446,057
Net income	$33,616	$(399)	$33,217
Diluted net income per potential common share	$0.21	$—	$0.21

The increase in revenue from adoption of ASC 606 was primarily the result of installation and deployment services, where revenue was recognized over a period of time rather than at a point in time under the prior revenue recognition standard. The adoption of ASC 606 did not have a material impact to Ciena’s Condensed Consolidated Balance Sheet or any impact on net cash provided by operating activities as of January 31, 2019. See “Revenue Recognition Timing Differences” above. For additional information regarding ASC 606, see Note 3 below.

Opening Balance Adjustments

The following table summarizes the cumulative effect of the changes made to Ciena’s Condensed Consolidated Balance Sheet in connection with the adoption of ASC 606 (in millions):

	Balance at October 31, 2018	New Revenue Recognition Standard		Adjusted Balance at November 1, 2018
ASSETS:
Accounts receivable, net	$786,502	$12,509	(1)	$799,011
Inventories	$262,751	(2,486)	(2)	$260,265
Prepaid expenses and other	$198,945	21,470	(3)	$220,415
Deferred tax asset, net	$745,039	(14,439)	(4)	$730,600
Other long-term assets	$71,652	3,998	(5)	$75,650

Total assets	$3,756,523	$21,052		$3,777,575

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deferred revenue	$111,134	$(14,403)	(6)	$96,731
Long-term deferred revenue	$58,323	(14,350)	(7)	$43,973
Accumulated deficit	$(4,947,652)	49,805	(8)	$(4,897,847)

Total liabilities and stockholders equity	$3,756,523	$21,052		$3,777,575

(1)
Unpaid accounts receivable and related deferred revenue related to rights and obligations in a contract are interdependent and therefore recorded net within Ciena’s balance sheet. This represents an increase of $12.5 million from the reversal of certain net unpaid accounts receivable and related deferred revenue.

(2)	Represents a decrease of $2.5 million in deferred costs of goods sold due to change in revenue recognition for certain product sales.

(3)
Represents increases of $27.5 million in unbilled accounts receivable for change in recognizing revenue for installation services, $3.9 million in unbilled accounts receivable from change in recognizing revenue for certain product sales and $9.6 million related to short-term capitalized acquisition costs (e.g., commissions) and a decrease of $19.5 million related to prepaid cost of installation services.

(4)	Represents a decrease of $14.4 million in deferred tax asset, net, related to the unrecognized income tax effects of the net adjustments from the new revenue recognition standard.

(5)	Represents an increase of $4.0 million related to long-term capitalized acquisition costs (e.g., commissions).

(6)
Represents decreases of $23.6 million in deferred revenue primarily due to a change in revenue recognition for certain multiple-element software arrangements and $1.7 million in deferred revenue primarily due to a change in revenue recognition for certain product sales and increases of $2.7 million for a change in revenue recognition from certain maintenance services and $8.2 million from the reversal of balance sheet netting for certain unpaid invoices included in accounts receivable, net and deferred revenue.

(7)
Represents a decrease of $18.6 million in long-term deferred revenue primarily due to a change in revenue recognition for certain multiple-element software arrangements and an increase of $4.3 million from the reversal of balance sheet netting for certain unpaid invoices included in accounts receivable, net and long-term deferred revenue.

(8)	Accumulated deficit impact from the adjustments noted above.

Intangibles

In August 2018, the FASB issued ASU No. 2018-15 (“ASU 2018-15”), Intangibles - Goodwill and Other-Internal-Use Software which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Ciena adopted ASU 2018-15 during the first quarter of fiscal 2019. The application of this accounting standard did not have a material impact on Ciena's Condensed Consolidated Financial Statements.

Newly Issued Accounting Standards - Not Yet Effective

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

(3)	REVENUE
Disaggregation of Revenue

Ciena’s disaggregated revenue represents similar groups that depict the nature, amount, and timing of revenue and cash flows for our various offerings. The sales cycle, contractual obligations, customer requirements, and go-to-market strategies may differ for each of its product categories, resulting in different economic risk profiles for each category.

The tables below (in thousands) sets forth Ciena’s disaggregated revenue for the respective period:

	Quarter Ended January 31, 2019
	Networking Platforms	Software and Software-Related Services	Global Services	Total
Product lines:
Converged Packet Optical	$548,997	$—	$—	$548,997
Packet Networking	71,569	—	—	71,569
Platform Software and Services	—	41,598	—	41,598
Blue Planet Automation Software and Services	—	14,974	—	14,974
Maintenance Support and Training	—	—	61,277	61,277
Installation and Deployment	—	—	30,622	30,622
Consulting and Network Design	—	—	9,490	9,490
Total revenue by product line	$620,566	$56,572	$101,389	$778,527

Timing of revenue recognition:
Products and services at a point in time	$620,566	$22,272	$3,566	$646,404
Services transferred over time	—	34,300	97,823	132,123
Total revenue by timing of revenue recognition	$620,566	$56,572	$101,389	$778,527

Quarter Ended January 31, 2019
Geographic distribution:
North America	$485,506
EMEA	129,190
CALA	30,975
APAC	132,856
Total revenue by geographic distribution	$778,527

•	Networking Platforms reflects sales of Ciena’s Converged Packet Optical and Packet Networking product lines.

•
Converged Packet Optical - includes the 6500 Packet-Optical Platform, the 5430 Reconfigurable Switching System, Waveserver® stackable interconnect system, the family of CoreDirector® Multiservice Optical Switches and the OTN configuration for the 5410 Reconfigurable Switching System. This product line also includes sales of the Z-Series Packet-Optical Platform.

•
Packet Networking - includes the 3000 family of service delivery switches and service aggregation switches and the 5000 family of service aggregation switches. This product line also includes the 8700 Packetwave Platform, the Ethernet packet configuration for the 5410 Service Aggregation Switch, and the 6500 Packet Transport System (PTS), which combines packet switching, control plane operation, and integrated optics.

The Networking Platforms segment also includes sales of operating system software and enhanced software features embedded in each of the product lines above. Revenue from this segment is included in product revenue on the Condensed Consolidated Statement of Operations. Ciena’s hardware with the embedded operating system software and enhanced software features are considered distinct performance obligations for which the revenue is generally recognized upfront at a point in time upon transfer of control.
•Software and Software-Related Services reflects sales of the following:

•
Ciena’s Blue Planet Automation Software and Services, which is a comprehensive, open software suite that allows customers to use enhanced knowledge about their network to drive adaptive optimization of their services and operations. Ciena’s Blue Planet Automation Platform includes multi-domain service orchestration (MDSO), network function virtualization (NFV), management and orchestration (NFV MANO), analytics, network health predictor (NHP), route optimization and assurance (ROA), inventory management and Ciena’s SDN Multilayer Controller and virtual wide area network (V-WAN) application. Ciena acquired the NHP and ROA software solutions as a part of its acquisition of Packet Design. Ciena acquired the inventory management software solution as a part of its acquisition of DonRiver. Services includes sales of subscription, installation, support, consulting and design services related to Ciena’s Blue Planet Automation Platform.

•
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

Revenue from the software portions of this segment is included in product revenue on the Condensed Consolidated Statements of Operations. Revenue from services portions of this segment is included in services revenue on the Condensed Consolidated Statements of Operations.
Ciena’s software platform revenue typically reflects either a perpetual or term-based software licenses, and these sales are considered a distinct performance obligation where revenue is generally recognized upfront at a point in time upon transfer of control. Revenue from software subscription and support are recognized ratably over the period during which the services are performed. Revenue from professional services for solution customization, software and solution support services, consulting and design, build-operate-transfer services relating to our software offerings are recognized over time with Ciena applying the input method to determine the amount of revenue to be recognized in a given period.

•
Global Services reflects sales of a broad range of Ciena’s services for maintenance support and training, installation and deployment, and consulting and network design activities. Revenue from this segment is included in services revenue on the Condensed Consolidated Statement of Operations.

Ciena’s Global Services are considered a distinct performance obligation where revenue is generally recognized over time. Revenue from maintenance support is recognized ratably over the period during which the services are performed. Revenue from installation and deployment services and consulting and network design services are recognized over time with Ciena applying the input method to determine the amount of revenue to be recognized in a given period. Revenue from training services are generally recognized at a point in time upon completion of the service.

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities (deferred revenue) from contracts with customers (in thousands):

	Balance at January 31, 2019	Adjusted Balance at November 1, 2018
Accounts receivable, net	$761,186	$799,011
Contract assets	$47,542	$31,380
Deferred revenue	$136,141	$140,704

Our contract assets represent unbilled accounts receivable where transfer of a product or service has occurred but invoicing is conditional upon completion of future performance obligations. These amounts are primarily related to installation and deployment services arrangements where transfer of control has occurred but Ciena has not yet invoiced the customer.

Contract liabilities consist of deferred revenue and represent advanced payments against non-cancelable customer orders received prior to revenue recognition. Ciena recognized approximately $39.4 million of revenue during the first three months of fiscal 2019 that was included in the deferred revenue balance at November 1, 2018. Revenue recognized due to changes in transaction price from performance obligations satisfied or partially satisfied in previous periods were immaterial in the first quarter of fiscal 2019.

Capitalized Contract Acquisition Costs

Capitalized contract acquisition costs consist of deferred sales commissions and were $12.4 million and $13.6 million as of January 31, 2019 and November 1, 2018, respectively, and were included in other current assets and other assets. The amortization expense associated with these costs was $4.1 million during the first three months of fiscal 2019 and was included in sales and marketing expense.

Remaining Performance Obligations

Remaining Performance Obligations (RPO) are comprised of non-cancelable customer purchase orders for products and services that are awaiting transfer of control for revenue recognition under the applicable contract terms. As of January 31, 2019, the aggregate amount of RPO was $1.07 billion. As of January 31, 2019, Ciena expects approximately 80% of the RPO to be recognized as revenue within the next twelve months.

(4)	RESTRUCTURING COSTS
Ciena has undertaken a number of restructuring activities intended to reduce expense and to better align its workforce and costs with market opportunities, product development and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts for the three months ended January 31, 2019 (in thousands):

	Workforce reduction		Consolidation of excess facilities		Total
Balance at October 31, 2018	$2,108		$1,739		$3,847
Additional liability recorded	1,752	(1)	521	(2)	2,273
Cash payments	(3,009)		(548)		(3,557)
Balance at January 31, 2019	$851		$1,712		$2,563
Current restructuring liabilities	$851		$525		$1,376
Non-current restructuring liabilities	$—		$1,187		$1,187

(1)
Reflects a global workforce reduction of approximately 10 employees during the first quarter of fiscal 2019 as part of a business optimization strategy to improve gross margin, constrain operating expense and redesign certain business processes.

(2)	Reflects unfavorable lease commitments in connection with a portion of facilities located in Petaluma, California and in Spokane, Washington.

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

(2)	Reflects unfavorable lease commitments in connection with a portion of facilities located in Petaluma, California.

(5)	INTEREST AND OTHER INCOME, NET
The components of interest and other income, net, are as follows (in thousands):

	Quarter Ended January 31,
	2019	2018
Interest income	$3,872	$2,444
Gains (losses) on non-hedge designated foreign currency forward contracts	22	(699)
Foreign currency exchange gains	783	13
Other	(424)	(183)
Interest and other income, net	$4,253	$1,575
Ciena Corporation, as the U.S. parent entity, uses the U.S. Dollar as its functional currency; however, some of its foreign branch offices and subsidiaries use local currencies as their functional currencies. Ciena recorded $0.8 million in foreign currency exchange rate gains during the first three months of fiscal 2019 as a result of monetary assets and liabilities that were transacted in a currency other than the entity’s functional currency, and the remeasurement adjustments were recorded in interest and other income, net on the Condensed Consolidated Statements of Operations. Ciena recorded minimal gains in foreign currency exchange rates for the first three months of fiscal 2018. From time to time, Ciena uses foreign currency forwards to hedge this type of balance sheet exposure. These forwards are not designated as hedges for accounting purposes, and any net gain or loss associated with these derivatives is reported in interest and other income, net on the Condensed Consolidated Statements of Operations. During the first three months of fiscal 2019, Ciena recorded minimal gains from non-hedge designated foreign currency forward contracts. During the first three months of fiscal 2018, Ciena recorded losses of $0.7 million from non-hedge designated foreign currency forward contracts.

(6)	INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted. The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate income tax rate (“federal tax rate”) from 35% to 21% effective January 1, 2018, implementing a modified territorial tax system, and imposing a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries. The enactment of the Tax Act resulted in Ciena recording a provisional tax expense of $472.8 million in fiscal 2018. In the first quarter of fiscal 2019, the measurement period under the Tax Act concluded, which resulted in immaterial adjustments to our provisional estimates. In addition, the realizability of U.S. tax carryforwards is not impacted by the base erosion and anti-abuse tax (BEAT), and the BEAT is a period cost when incurred.

The effective tax rate for the three months ended January 31, 2019 was lower than the effective tax rate for the three months ended January 31, 2018, primarily due to the impact of the Tax Act which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. The reduction of the U.S. federal corporate income tax rate during the three months ended January 31, 2018, required the remeasurement of the net deferred tax assets and liabilities (“DTA”). Also, Ciena recorded U.S. transition tax in the three months ended January 31, 2018.

(7)	SHORT-TERM AND LONG-TERM INVESTMENTS

As of the dates indicated, investments are comprised of the following (in thousands):

	January 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$119,245	$—	(102)	$119,143
	$119,245	$—	$(102)	$119,143

	October 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$139,365	$—	$(347)	$139,018
Included in long-term investments	59,029	—	(59)	58,970
	$198,394	$—	$(406)	$197,988

Commercial paper:
Included in short-term investments	$9,963	—	—	$9,963
	$9,963	$—	$—	$9,963

The following table summarizes the final legal maturities of debt investments at January 31, 2019 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$119,245	$119,143

(8)	FAIR VALUE MEASUREMENTS

As of the date indicated, the following table summarizes the assets and liabilities that are recorded at fair value on a recurring basis (in thousands):

	January 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$530,110	$—	$—	$530,110
U.S. government obligations	—	119,143	—	119,143
Commercial paper	—	19,998	—	19,998
Foreign currency forward contracts	—	52	—	52
Total assets measured at fair value	$530,110	$139,193	$—	$669,303

Liabilities:
Foreign currency forward contracts	$—	$1,587	$—	$1,587
Forward starting interest rate swap	—	8,084	—	8,084
Contingent consideration	—	—	10,900	10,900
Total liabilities measured at fair value	$—	$9,671	$10,900	$20,571

	October 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$590,684	$—	$—	$590,684
U.S. government obligations	—	197,988	—	197,988
Commercial paper	—	69,888	—	69,888
Foreign currency forward contracts	—	133	—	133
Forward starting interest rate swaps	—	779	—	779
Total assets measured at fair value	$590,684	$268,788	$—	$859,472

Liabilities:
Foreign currency forward contracts	$—	$3,231	$—	$3,231
Debt conversion liability	—	164,212	—	164,212
Contingent consideration	—	—	10,900	10,900
Total liabilities measured at fair value	$—	$167,443	$10,900	$178,343

As of the date indicated, the assets and liabilities above are presented on Ciena’s Condensed Consolidated Balance Sheet as follows (in thousands):

	January 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$530,110	$19,998	$—	$550,108
Short-term investments	—	119,143	—	119,143
Prepaid expenses and other	—	52	—	52
Total assets measured at fair value	$530,110	$139,193	$—	$669,303

Liabilities:
Accrued liabilities	$—	$1,587	$7,491	$9,078
Other long-term obligations	—	8,084	3,409	11,493
Total liabilities measured at fair value	$—	$9,671	$10,900	$20,571

	October 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$590,684	$59,925	$—	$650,609
Short-term investments	—	148,981	—	148,981
Prepaid expenses and other	—	133	—	133
Long-term investments	—	58,970	—	58,970
Other long-term assets	—	779	—	779
Total assets measured at fair value	$590,684	$268,788	$—	$859,472

Liabilities:
Accrued liabilities	$—	$3,231	$—	$3,231
Debt conversion liability	—	164,212	—	164,212
Other long-term obligations	—	—	10,900	10,900
Total liabilities measured at fair value	$—	$167,443	$10,900	$178,343

Ciena did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

Ciena’s Level 3 liability is included in both accrued liabilities and other long-term obligations and reflects a contingent consideration element of a three-year payout arrangement associated with Ciena’s purchase of DonRiver in the fourth quarter of fiscal 2018. The contingent consideration is valued by applying the income approach based upon a discounted cash flow technique using Monte Carlo simulations. As of January 31, 2019, there was no material change to the fair value.

(9)	INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	January 31, 2019	October 31, 2018
Raw materials	$75,525	$67,468
Work-in-process	10,045	9,589
Finished goods	225,937	188,575
Deferred cost of goods sold	60,616	48,057
	372,123	313,689
Provision for excess and obsolescence	(49,017)	(50,938)
	$323,106	$262,751

Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand and market conditions. During the first three months of fiscal 2019, Ciena recorded a provision for excess and obsolescence of $4.7 million, primarily related to a decrease in the forecasted demand for certain Networking Platforms products. Deductions from the provision for excess and obsolete inventory relate primarily to disposal activities.

(10)	PREPAID EXPENSES AND OTHER
As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	January 31, 2019	October 31, 2018
Prepaid VAT and other taxes	$71,941	$82,518
Contract assets for unbilled accounts receivable	47,541	—
Product demonstration equipment, net	39,875	37,623
Prepaid expenses	29,146	32,987
Other non-trade receivables	19,866	25,716
Capitalized commissions - short term	8,650	—
Financing receivable	289	626
Deferred deployment expense	62	19,342
Derivative assets	52	133
	$217,422	$198,945

Depreciation of product demonstration equipment was $2.2 million and $2.4 million first three months of fiscal 2019 and 2018, respectively.

(11)	ACCRUED LIABILITIES AND OTHER SHORT-TERM OBLIGATIONS
As of the dates indicated, accrued liabilities and other short-term obligations are comprised of the following (in thousands):

	January 31, 2019	October 31, 2018
Compensation, payroll related tax and benefits (1)	$63,788	$140,277
Warranty	44,448	44,740
Vacation	43,614	42,507
Contingent consideration	7,491	—
Capital lease obligations	3,314	3,547
Interest payable	1,005	1,072
Other	109,052	107,932
	$272,712	$340,075
(1) Reduction is primarily due to the timing of bonus payments to employees under Ciena's annual cash incentive compensation plan.

The following table summarizes the activity in Ciena’s accrued warranty for the fiscal periods indicated (in thousands):

Three Months Ended January 31,	Beginning Balance	Current Period Provisions	Settlements	Ending Balance
2018	$42,456	4,657	(4,587)	$42,526
2019	$44,740	3,891	(4,183)	$44,448

Settlement of Conversions of New Notes

Debt Conversion Liability Associated With 3.75% Convertible Senior Notes due October 15, 2018 (“New Notes”)
The New Notes provided Ciena the option, at its election, to settle conversions of such notes for cash, shares of its common stock, or a combination of cash and shares equal to the aggregate amount due upon conversion. On August 30, 2018, Ciena notified the noteholders that it had elected to settle conversion of the New Notes in a combination of cash and shares, provided that the cash portion would not exceed an aggregate amount of $400 million. Ciena became obligated to settle a portion of the conversion feature in cash and reclassified the cash conversion feature from equity to a derivative liability at its fair value of $164.2 million. On November 15, 2018, Ciena paid approximately $111.3 million in cash and issued 1.6 million shares in settlement of this embedded conversion feature.

(12)	DERIVATIVE INSTRUMENTS

Foreign Currency Derivatives

As of January 31, 2019 and October 31, 2018, Ciena had forward contracts to hedge its foreign exchange exposure in order to reduce the variability in its Canadian Dollar and Indian Rupee denominated expense, which principally relates to research and development activities. The notional amount of these contracts was approximately $155.7 million and $163.2 million as of January 31, 2019 and October 31, 2018, respectively. These foreign exchange contracts have maturities of 24 months or less and have been designated as cash flow hedges.

During the first three months of fiscal 2019 and fiscal 2018, in order to hedge foreign exchange exposures of certain balance sheet items, Ciena entered into forward contracts to mitigate risk due to variability in the Brazilian Real, Canadian Dollar, Euro, Australian Dollar and British Pound Sterling. The notional amount of these contracts was approximately $120.0 million and $162.6 million as of January 31, 2019 and October 31, 2018, respectively. These foreign exchange contracts have maturities of 12 months or less and have not been designated as hedges for accounting purposes.

Interest Rate Derivatives

Ciena is exposed to floating rates of LIBOR interest on its term loan borrowings (see Note 14 below) and has hedged such risk by entering into floating to fixed interest rate swap arrangements (“interest rate swaps”). The interest rate swaps fix the LIBOR rate for $350 million of the 2025 Term Loan at 2.957% through September 2023. The total notional amount of interest rate swaps in effect was $350.0 million as of January 31, 2019 and October 31, 2018.

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

The following table summarizes the changes in accumulated balances of other comprehensive income (“AOCI”), net of tax, for the three months ended January 31, 2019:

	Unrealized	Unrealized Loss on	Unrealized Loss on	Cumulative
	Loss on Available-for-sale Securities	Foreign Currency Forward Contracts	Forward Starting Interest Rate Swaps	Foreign Currency Translation Adjustment	Total
Balance at October 31, 2018	$(425)	$(3,060)	$6,417	$(8,712)	$(5,780)
Other comprehensive income (loss) before reclassifications	301	402	(7,593)	1,150	(5,740)
Amounts reclassified from AOCI	—	1,158	(278)	—	880
Balance at January 31, 2019	$(124)	$(1,500)	$(1,454)	$(7,562)	$(10,640)

The following table summarizes the changes in AOCI, net of tax, for the three months ended January 31, 2018:

	Unrealized	Unrealized Gain on	Unrealized Gain on	Cumulative
	Loss on Available-for-sale Securities	Foreign Currency Forward Contracts	Forward Starting Interest Rate Swaps	Foreign Currency Translation Adjustment	Total
Balance at October 31, 2017	$(451)	$(1,386)	$218	$(9,398)	$(11,017)
Other comprehensive income (loss) before reclassifications	(261)	1,624	3,479	8,202	13,044
Amounts reclassified from AOCI	—	(71)	419	—	348
Balance at January 31, 2018	$(712)	$167	$4,116	$(1,196)	$2,375

All amounts reclassified from AOCI related to settlement (gains) losses on foreign currency forward contracts designated as cash flow hedges impacted revenue and research and development expense on the Condensed Consolidated Statements of Operations. All amounts reclassified from AOCI related to settlement (gains) losses on forward starting interest rate swaps designated as cash flow hedges impacted interest and other income, net on the Condensed Consolidated Statements of Operations.

(14)	SHORT-TERM AND LONG-TERM DEBT

Outstanding Term Loan Payable

2025 Term Loan

The net carrying value of Ciena’s Term Loan due September 28, 2025 (the “2025 Term Loan”) was comprised of the following for the fiscal periods indicated (in thousands):

	January 31, 2019	October 31, 2018
Term Loan Payable due September 28, 2025	$691,939	$693,450

Deferred debt issuance costs that were deducted from the carrying amounts of the 2025 Term Loan totaled $4.1 million at January 31, 2019 and $4.3 million at October 31, 2018. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate method, through the maturity of the 2025 Term Loan. The amortization of deferred debt issuance costs for the 2025 Term Loan is included in interest expense, and was $0.2 million during the first three months of fiscal 2019. The carrying value of the 2025 Term Loan listed above is also net of any unamortized debt discounts.
The principal balance, unamortized debt discount, deferred debt issuance costs, net carrying value and fair value of the 2025 Term Loan were as follows as of January 31, 2019 (in thousands):

	Principal Balance	Unamortized Debt Discount	Deferred Debt Issuance Costs	Net Carrying Value	Fair Value(1)
Term Loan Payable due September 28, 2025	$698,250	$(2,215)	$(4,096)	$691,939	$694,759

(1)
The 2025 Term Loan is categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of the 2025 Term Loan using a market approach based upon observable inputs, such as current market transactions involving comparable securities.

(15)	EARNINGS PER SHARE CALCULATION
The following table (in thousands except per share amounts) is a reconciliation of the numerator and denominator of the basic net income (loss) per common share (“Basic EPS”) and the diluted net income (loss) per potential common share (“Diluted EPS”). Basic EPS is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of the following, in each case, to the extent the effect is not anti-dilutive: (i) common shares outstanding; (ii) shares issuable upon vesting of stock unit awards; and (iii) shares issuable under Ciena’s employee stock purchase plan and upon exercise of outstanding stock options, using the treasury stock method.

	Quarter Ended January 31,
Numerator	2019	2018
Net income (loss)	$33,616	$(473,363)

	Quarter Ended January 31,
Denominator	2019	2018
Basic weighted average shares outstanding	156,314	143,922
Add: Shares underlying outstanding stock options and stock unit awards and issuable under employee stock purchase plan	1,860	—
Dilutive weighted average shares outstanding	158,174	143,922

	Quarter Ended January 31,
EPS	2019	2018
Basic EPS	$0.22	$(3.29)
Diluted EPS	$0.21	$(3.29)

The following table summarizes the weighted average shares excluded from the calculation of the denominator for Diluted EPS due to their anti-dilutive effect for the periods indicated (in thousands):

	Quarter Ended January 31,
	2019	2018
Shares underlying stock options and stock unit awards	401	3,414
3.75% Convertible Senior Notes due October 15, 2018 (Original)	—	3,038
3.75% Convertible Senior Notes due October 15, 2018 (New)	—	691
4.0% Convertible Senior Notes due December 15, 2020	—	9,198
Total shares excluded due to anti-dilutive effect	401	16,341

(16)	STOCKHOLDERS’ EQUITY

Stock Repurchase Program
On December 13, 2018, Ciena announced that its Board of Directors authorized a program to repurchase up to $500 million of Ciena’s common stock. The amount and timing of repurchases are subject to a variety of factors including liquidity, cash flow, stock price and general business and market conditions. The program may be modified, suspended, or discontinued at any time.
A summary of the stock repurchase program, reported based on trade date, is summarized as follows:

	Shares Repurchased	Weighted-Average Price per Share	Amount Repurchased (in thousands)
Cumulative balance at October 31, 2018	—	$—	$—
Repurchase of common stock under the stock repurchase program	591,897	35.75	21,162
Cumulative balance at January 31, 2019	591,897	$35.75	$21,162

The purchase price for the shares of Ciena’s stock repurchased is reflected as a reduction of common stock and additional paid-in capital.

Stock Repurchases Related to Stock Unit Award Tax Withholdings
Ciena repurchases shares of common stock to satisfy employee tax withholding obligations due upon vesting of stock unit awards. The purchase price of $10.0 million for the shares of Ciena’s stock repurchased during the first quarter of fiscal 2019 is reflected as a reduction to stockholders’ equity. Ciena is required to allocate the purchase price of the repurchased shares as a reduction of common stock and additional paid-in capital.

(17)	SHARE-BASED COMPENSATION EXPENSE

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended January 31,
	2019	2018
Product costs	$637	$672
Service costs	770	625
Share-based compensation expense included in cost of sales	1,407	1,297
Research and development	3,391	3,255
Sales and marketing	3,785	3,328
General and administrative	5,112	4,474
Share-based compensation expense included in operating expense	12,288	11,057
Share-based compensation expense capitalized in inventory, net	60	39
Total share-based compensation	$13,755	$12,393

As of January 31, 2019, total unrecognized share-based compensation expense was approximately $119.7 million which relates to unvested stock unit awards and is expected to be recognized over a weighted-average period of 1.7 years.

(18)	SEGMENTS AND ENTITY-WIDE DISCLOSURES
Segment Reporting

Ciena has the following operating segments for reporting purposes: (i) Networking Platforms; (ii) Software and Software-Related Services; and (iii) Global Services. See Note 3 to Ciena’s Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Ciena's long-lived assets, including equipment, building, furniture and fixtures, finite-lived intangible assets and maintenance spares, are not reviewed by Ciena's chief operating decision maker for purposes of evaluating performance and allocating resources. As of January 31, 2019, equipment, building, furniture and fixtures, net totaled $288.7 million primarily supporting asset groups within Ciena’s Networking Platforms and Software and Software-Related Services segments and supporting Ciena’s unallocated selling and general and administrative activities. As of January 31, 2019, $27.4 million of Ciena’s intangible assets, net were assigned to asset groups within Ciena’s Networking Platforms segment and $111.6 million of Ciena’s intangible assets, net were assigned to asset groups within Ciena’s Software and Software-Related Services segment. As of January 31, 2019, $65.8 million of Ciena’s Goodwill was assigned to asset groups within Ciena’s Networking Platforms segment and $232.2 million of Ciena’s Goodwill was assigned to asset groups within Ciena’s Software and Software-Related Services segment. As of January 31, 2019, all of the maintenance spares, net, totaling $46.1 million, were assigned to asset groups within Ciena’s Global Services segment.

Segment Revenue

The table below (in thousands) sets forth Ciena’s segment revenue for the respective periods:

	Quarter Ended January 31,
	2019	2018
Revenue:
Networking Platforms
Converged Packet Optical	$548,997	$427,401
Packet Networking	71,569	68,632
Total Networking Platforms	620,566	496,033

Software and Software-Related Services
Platform Software and Services	41,598	44,136
Blue Planet Automation Software and Services	14,974	9,351
Total Software and Software-Related Services	56,572	53,487

Global Services
Maintenance Support and Training	61,277	55,958
Installation and Deployment	30,622	30,016
Consulting and Network Design	9,490	10,641
Total Global Services	101,389	96,615

Consolidated revenue	$778,527	$646,135

Segment Profit
Segment profit is determined based on internal performance measures used by Ciena’s chief executive officer to assess the performance of each operating segment in a given period. In connection with that assessment, the chief executive officer excludes the following items: selling and marketing costs; general and administrative costs; significant asset impairments and restructuring costs; amortization of intangible assets; acquisition and integration costs; interest and other income, net; interest expense; and provision for income taxes.
The table below (in thousands) sets forth Ciena’s segment profit and the reconciliation to consolidated net income (loss) during the respective periods indicated:

	Quarter Ended January 31,
	2019	2018
Segment profit:
Networking Platforms	$136,590	$88,569
Software and Software-Related Services	18,417	23,635
Global Services	39,701	41,037
Total segment profit	194,708	153,241
Less: Non-performance operating expenses
Selling and marketing	98,113	88,515
General and administrative	39,243	38,406
Significant asset impairments and restructuring costs	2,273	5,961
Amortization of intangible assets	5,528	3,623
Acquisition and integration costs	1,608	—
Add: Other non-performance financial items
Interest expense and other income, net	(5,188)	(12,159)
Less: Provision for income taxes	9,139	477,940
Consolidated net income (loss)	$33,616	$(473,363)

Entity-Wide Reporting
Ciena’s revenue includes $464.1 million and $383.4 million of United States revenue for the first quarter of fiscal 2019 and 2018, respectively. No other country accounted for 10% or more of total revenue in the first quarter of fiscal 2019 and 2018.
The following table reflects Ciena’s geographic distribution of equipment, building, furniture and fixtures, net, with any country accounting for at least 10% of total equipment, building, furniture and fixtures, net, specifically identified. Equipment, building, furniture and fixtures, net, attributable to geographic regions outside of the U.S. and Canada are reflected as “Other International.” For the periods below, Ciena’s geographic distribution of equipment, building, furniture and fixtures, net was as follows (in thousands):

	January 31, 2019	October 31, 2018
Canada	$199,441	$198,028
United States	71,256	75,479
Other International	18,016	18,560
Total	$288,713	$292,067

For the periods below, AT&T, a Web-scale provider and Verizon were the only customers that accounted for at least 10% of Ciena’s revenue as follows (in thousands):

	Quarter Ended January 31,
	2019	2018
AT&T	$94,172	$90,645
Web-scale provider	89,514	n/a
Verizon	88,775	68,445
Total	$272,461	$159,090

n/a	Denotes revenue representing less than 10% of total revenue for the period

The customers identified above purchased products and services from each of Ciena’s operating segments.

(19)	COMMITMENTS AND CONTINGENCIES

Canadian Grant

During fiscal 2018, Ciena entered into agreements related to the Evolution of Networking Services through a Corridor in Quebec and Ontario for Research and Innovation (“ENCQOR”) project with the Canadian federal government, the government of the province of Ontario and the government of the province of Quebec to develop a 5G technology corridor between Quebec and Ontario to promote research and development, small business enterprises and entrepreneurs in Canada. Under these agreements, Ciena can receive up to an aggregate CAD$57.6 million (approximately $44.0 million) in reimbursement from the three Canadian government entities for eligible costs over a period commencing on February 20, 2017 and ending on March 31, 2022. Ciena anticipates receiving recurring disbursements over this period. Amounts received under the agreements are subject to recoupment in the event that Ciena fails to achieve certain minimum investment, employment and project milestones. As of January 31, 2019, Ciena recorded a CAD$19.1 million (approximately $14.8 million) benefit as a reduction in research and development expense of which CAD$2.5 million (approximately $1.9 million) was recorded in the first three months of fiscal 2019. As of January 31, 2019, amounts receivable from this grant were CAD$10.1 million (approximately $7.7 million).

Foreign Tax Contingencies

Ciena is subject to various tax liabilities arising in the ordinary course of business. Ciena does not expect that the ultimate settlement of these tax liabilities will have a material effect on its results of operations, financial position or cash flows.

Litigation

As a result of the acquisition of Cyan in August 2015, Ciena became a defendant in a securities class action lawsuit. On April 1, 2014, the first of two purported stockholder class action lawsuits was filed in the Superior Court of California, County of San Francisco, against Cyan, the members of Cyan’s board of directors, Cyan’s former Chief Financial Officer, and the underwriters of Cyan’s initial public offering. The cases were consolidated as Beaver County Employees Retirement Fund, et al. v. Cyan, Inc. et al., Case No. CGC-14-538355. The consolidated complaint alleges violations of federal securities laws on behalf of a purported class consisting of purchasers of Cyan’s common stock pursuant or traceable to the registration statement and prospectus for Cyan’s initial public offering in April 2013, and seeks unspecified compensatory damages and other relief. On May 19, 2015, the proposed class was certified. During the fourth quarter of fiscal 2018, the parties agreed to the terms of a settlement of the action, which settlement is subject to notice to class members and approval by the court. The terms of the proposed settlement, which include a release and dismissal of all claims against all defendants without any liability or wrongdoing attributed to them, are not material to the Ciena’s financial results. There is no assurance that the court will ultimately approve the settlement.
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
Ciena’s operations in the relevant country constituted less than 1.5% of consolidated revenues as reported by Ciena in each fiscal year from 2012 through 2017. Ciena does not currently anticipate that this matter will have a material adverse effect on its business, financial condition or results of operations. However, as discussions with the SEC are ongoing, the ultimate outcome of this matter cannot be predicted at this time. As of the filing of this report, no provision with respect to this matter has been made in Ciena’s consolidated financial statements. Any determination that Ciena’s operations or activities are not in compliance with the FCPA or other applicable laws or regulations could result in the imposition of fines, civil and criminal penalties, and equitable remedies, including disgorgement or injunctive relief.
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

(20)	SUBSEQUENT EVENTS

Stock Repurchase Program

From the end of the first quarter of fiscal 2019 through March 6, 2019, Ciena repurchased an additional 390,902 shares of its common stock, for an aggregate purchase price of $15.8 million at an average price of $40.54 per share, inclusive of repurchases pending settlement. As of March 6, 2019, Ciena has repurchased an aggregate of 982,799 shares and has an aggregate of $463.0 million of authorized funds remaining under its Stock Repurchase Program.

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

These are only some of the factors that may affect the forward-looking statements contained in this quarterly report. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this quarterly report. For a more complete understanding of the risks associated with an investment in Ciena’s securities, you should review these factors and the rest of this quarterly report in combination with the more detailed description of our business and management’s discussion and analysis of financial condition and risk factors described in our annual report on Form 10-K for fiscal 2018, which we filed with the Securities and Exchange Commission (the “SEC”) on December 21, 2018. However, we operate in a very competitive and rapidly changing environment and new risks and uncertainties emerge, are identified or become apparent from time to time. We cannot predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this quarterly report. You should be aware that the forward-looking statements contained in this quarterly report are based on our current views and assumptions. We undertake no obligation to revise or update any forward-looking statements made in this quarterly report to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law. The forward-looking statements in this quarterly report are intended to be subject to protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Increased Stock Repurchase Program. On December 13, 2018, we announced that our Board of Directors authorized a new program to repurchase up to $500 million of our common stock. This program replaces our previously authorized repurchase program, under which we were authorized to repurchase up to $300 million of our common stock through the end of fiscal 2020. We may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares under this authorization. The amount and timing of repurchases are subject to a variety of factors including liquidity, cash flow, stock price and general business and market conditions. The program may be modified, suspended, or discontinued at any time. For additional information, including our repurchase activities under the previously authorized program, see Note 16 and Note 20 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report and Item 2 of Part II of this report.

Settlement Upon Conversion of 3.75% Convertible Senior Notes due October 15, 2018 (New). During the fourth quarter of fiscal 2018, we elected to settle conversion of our 3.75% Convertible Senior Notes due October 15, 2018 (New) (the “New Notes”) in a combination of cash and shares, provided that the cash portion would not exceed an aggregate amount of approximately $400 million. Upon conversion of the New Notes by the holders in advance of maturity, on October 15, 2018, we paid in cash an amount of $288.7 million representing the aggregate principal amount outstanding of the New Notes. The New Notes thereafter ceased to be outstanding. In addition, because Ciena common stock traded in excess of the $20.17 per share conversion price during an observation period from October 15, 2018 through November 9, 2018, on November 15, 2018, we paid an additional $111.3 million in cash and issued approximately 1.6 million shares with respect to the “in the money” portion of the notes in settlement of the conversion. See Note 11 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for more information relating to the settlement of our New Notes.

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

For additional information on our business, industry, market opportunity, competitive landscape, and strategy, see our annual report on Form 10-K for the fiscal year ended October 31, 2018.

Consolidated Results of Operations

Operating Segments

We have the following operating segments for reporting purposes: (i) Networking Platforms; (ii) Software and Software-Related Services; and (iii) Global Services. See Note 3 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
Quarter ended January 31, 2019 compared to the quarter ended January 31, 2018
As of the first quarter of fiscal 2019, we adopted ASC 606 using the modified retrospective method. See Notes 2 and 3 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for the impact of this adoption on our financial results.

Revenue
During the first quarter of fiscal 2019, approximately 17.7% of our revenue was non-U.S. Dollar denominated, including sales in Euros, Japanese Yen, Canadian Dollars, Brazilian Reais, British Pounds and Indian Rupee. During the first quarter of fiscal 2019, as compared to the first quarter of fiscal 2018, the U.S. Dollar fluctuated against these currencies. Consequently, our revenue reported in U.S. Dollars slightly decreased by approximately $9.2 million, or 1.2%, as compared to the first quarter of fiscal 2018, due to fluctuations in foreign currency. The table below (in thousands, except percentage data) sets forth the changes in our operating segment revenue for the periods indicated:

	Quarter Ended January 31,				Increase
	2019	%*	2018	%*	(decrease)	%**
Revenue:
Networking Platforms
Converged Packet Optical	$548,997	70.5	$427,401	66.1	$121,596	28.5
Packet Networking	71,569	9.2	68,632	10.6	2,937	4.3
Total Networking Platforms	620,566	79.7	496,033	76.7	124,533	25.1

Software and Software-Related Services
Platform Software and Services	41,598	5.3	44,136	6.8	(2,538)	(5.8)
Blue Planet Automation Software and Services	14,974	1.9	9,351	1.5	5,623	60.1
Total Software and Software-Related Services	56,572	7.2	53,487	8.3	3,085	5.8

Global Services
Maintenance Support and Training	61,277	8.0	55,958	8.7	5,319	9.5
Installation and Deployment	30,622	3.9	30,016	4.7	606	2.0
Consulting and Network Design	9,490	1.2	10,641	1.6	(1,151)	(10.8)
Total Global Services	101,389	13.1	96,615	15.0	4,774	4.9

Consolidated revenue	$778,527	100.0	$646,135	100.0	$132,392	20.5
_____________________________

*    Denotes % of total revenue
**    Denotes % change from 2018 to 2019

•
Networking Platforms segment revenue increased, primarily reflecting product line sales increases of $121.6 million of our Converged Packet Optical products and $2.9 million of our Packet Networking products.

◦
Converged Packet Optical sales primarily reflect sales increases of $79.3 million of our Waveserver stackable interconnect system and $53.6 million of our 6500 Packet-Optical Platform. These increases were partially offset by a sales decrease of $12.6 million of our 5410/5430 Reconfigurable Switching Systems. Waveserver

stackable interconnect system sales reflect increased sales to Web-scale providers, which represent a growing portion of our business as our business continues to diversify. The sales increase of our 6500 Packet-Optical Platform is primarily due to increased sales to AT&T and other communications service providers, partially offset by decreased sales to Web-scale providers.

◦
Packet Networking sales increased, primarily reflecting $17.9 million in initial sales of our 6500 Packet Transport System, partially offset by a sales decrease of $15.1 million of our 3000 and 5000 families of service delivery and aggregation switches, primarily due to decreased sales to AT&T and other communications service providers.

◦
Software and Software-Related Services segment revenue increased, primarily reflecting a sales increase of $5.6 million of our Blue Planet Automation Software and Services, partially offset by a sales decrease of $2.5 million of our Platform Software and Services. The increase in our Blue Planet Automation Software and Services includes sales of $4.9 million and $3.0 million related to the Packet Design and DonRiver businesses acquired during fiscal 2018, respectively.

•	Global Services segment revenue increased, primarily reflecting sales increases of $5.3 million of our maintenance support and training services.

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

	Quarter Ended January 31,				Increase
	2019	%*	2018	%*	(decrease)	%**
North America	$485,506	62.3	$402,909	62.4	$82,597	20.5
EMEA	129,190	16.6	97,834	15.1	31,356	32.1
CALA	30,975	4.0	34,563	5.3	(3,588)	(10.4)
APAC	132,856	17.1	110,829	17.2	22,027	19.9
Total	$778,527	100.0	$646,135	100.0	$132,392	20.5
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2018 to 2019

•
North America revenue primarily reflects an increase of $84.4 million within our Networking Platforms segment. This increase primarily reflects product line sales increases of $73.9 million of Converged Packet Optical products and $10.5 million of Packet Networking products. Converged Packet Optical sales primarily reflects sales increases of $48.4 million of our Waveserver stackable interconnect system and $26.2 million of our 6500 Packet-Optical Platform. Waveserver stackable interconnect system sales reflect increased sales to Web-scale providers. 6500 Packet-Optical Platform sales reflect increased sales to AT&T and other communications service providers, partially offset by decreased sales to Web-scale providers.

•
EMEA revenue primarily reflects increases of $25.7 million within our Networking Platforms segment and $4.5 million within our Global Services segment. Networking Platforms revenue primarily reflects a sales increase of $25.4 million of our Waveserver stackable interconnect system to Web-scale providers.

•	CALA revenue primarily reflects decreases of $2.2 million within our Networking Platforms segment and $2.1 million within our Global Services segment.

•
APAC revenue primarily reflects increases of $16.6 million within our Networking Platforms segment, $3.4 million within our Software and Software-Related Services segment and $2.0 million within our Global Services segment. APAC revenue primarily represents increases in sales in Japan and India of $11.7 million and $7.4 million, respectively. Networking Platforms segment revenue primarily reflects a product line increase of $24.6 million in Converged Packet Optical sales primarily due to an increase of $32.4 million in sales of our 6500 Packet-Optical Platform to communications service providers and submarine network operators. This increase was partially offset by a decrease of $11.2 million in sales of our 5410/5430 Reconfigurable Switching Systems to communications service providers.

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

The tables below (in thousands, except percentage data) set forth the changes in revenue, cost of goods sold, and gross profit for the periods indicated:

	Quarter Ended January 31,				Increase
	2019	%*	2018	%*	(decrease)	%**
Total revenue	$778,527	100.0	$646,135	100.0	$132,392	20.5
Total cost of goods sold	455,186	58.5	374,370	57.9	80,816	21.6
Gross profit	$323,341	41.5	$271,765	42.1	$51,576	19.0
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2018 to 2019

	Quarter Ended January 31,				Increase
	2019	%*	2018	%*	(decrease)	%**
Product revenue	$642,532	100.0	$525,609	100.0	$116,923	22.2
Product cost of goods sold	380,442	59.2	313,120	59.6	67,322	21.5
Product gross profit	$262,090	40.8	$212,489	40.4	$49,601	23.3
_____________________________________
*    Denotes % of product revenue
**    Denotes % change from 2018 to 2019

	Quarter Ended January 31,				Increase
	2019	%*	2018	%*	(decrease)	%**
Service revenue	$135,995	100.0	$120,526	100.0	$15,469	12.8
Service cost of goods sold	74,744	55.0	61,250	50.8	13,494	22.0
Service gross profit	$61,251	45.0	$59,276	49.2	$1,975	3.3
_____________________________________
*    Denotes % of services revenue
**    Denotes % change from 2018 to 2019

•
Gross profit as a percentage of revenue reflects reduced service gross profits partially offset by improved product gross profits as described below. We encountered fluctuations or reductions in our gross margin during fiscal 2018 as a result of our strategy to leverage our technology leadership and to aggressively capture additional market share and displace competitors, particularly with communications service providers internationally. We were successful in executing our strategy during fiscal 2018, which allowed us to achieve meaningful revenue growth and additional market share, but which adversely impacted gross margins. Our continued success in implementing this strategy may require that we agree to aggressive pricing, commercial concessions and other unfavorable terms, and result in an increased mix of revenues from early stage deployments, any or all of which may result in low or negative gross margins on a particular order or group of orders.

•
Gross profit on products as a percentage of product revenue increased, primarily due to product cost reductions, improved manufacturing efficiencies and reduced inventory obsolescence expense. This benefit was partially offset by market-based price erosion we encountered during the period.

•
Gross profit on services as a percentage of services revenue decreased, primarily as a result of reduced margins on our software services, which was primarily due to increased costs related to developing resources to promote our growth strategy and the impact of early stages of international network deployments.

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

•
Acquisition and integration costs consist of expenses for financial, legal and accounting advisors and severance and other employee-related costs associated with our acquisitions of Packet Design and DonRiver, including costs associated with a three-year earn-out arrangement related to the DonRiver acquisition.

During the first quarter of fiscal 2019, approximately 52.0% of our operating expense was non-U.S. Dollar denominated, including expenses in Canadian Dollars, British Pounds, Indian Rupees, Euros, Brazilian Reais and Australian Dollars. During the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018, the U.S. Dollar fluctuated against these currencies.

Consequently, our operating expense reported in U.S. Dollars slightly decreased by approximately $6.2 million, or 2.3%, as compared to the first quarter of fiscal 2018, due to fluctuations in foreign currency. The table below (in thousands, except percentage data) sets forth the changes in operating expense for the periods indicated:

	Quarter Ended January 31,				Increase
	2019	%*	2018	%*	(decrease)	%**
Research and development	$128,633	16.5	$118,524	18.3	$10,109	8.5
Selling and marketing	98,113	12.6	88,515	13.7	9,598	10.8
General and administrative	39,243	5.0	38,406	6.0	837	2.2
Significant asset impairments and restructuring costs	2,273	0.3	5,961	0.9	(3,688)	(61.9)
Amortization of intangible assets	5,528	0.7	3,623	0.6	1,905	52.6
Acquisition and integration costs	1,608	0.2	—	—	1,608	100.0
Total operating expenses	$275,398	35.3	$255,029	39.5	$20,369	8.0
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2018 to 2019

•
Research and development expense benefited by $3.6 million as a result of foreign exchange rates, net of hedging, primarily due to a stronger U.S. Dollar in relation to the Canadian Dollar and Indian Rupee. Including the effect of foreign exchange rates, research and development expenses increased by $10.1 million. This increase primarily reflects increases of $5.2 million in professional services, $5.0 million in employee and compensation costs and $1.1 million in prototype expense. These increases were partially offset by a benefit of $1.9 million for the ENCQOR grant reimbursement. For more information on the ENCQOR grant, see Note 19 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

•
Selling and marketing expense benefited by $2.0 million as a result of foreign exchange rates primarily due to a stronger U.S. Dollar in relation to the Euro and Canadian Dollar. Including the effect of foreign exchange rates, sales and marketing expenses increased by $9.6 million, primarily reflecting increases of $6.9 million in employee and compensation costs, $1.0 million in professional services and $1.0 million in travel and entertainment costs.

•	General and administrative expense increased by $0.8 million, primarily reflecting an increase in employee and compensation costs.

•
Significant asset impairments and restructuring costs reflect global workforce reductions as part of a business optimization strategy to improve gross margin, constrain operating expense, and redesign certain business processes.

•	Amortization of intangible assets increased due to additional intangibles related to our acquisitions of Packet Design and DonRiver.

•	Acquisition and integration costs reflect financial, legal and accounting advisors and severance and other employment-related costs related to our acquisitions of Packet Design and DonRiver.
Other items
The table below (in thousands, except percentage data) sets forth the changes in other items for the periods indicated:

	Quarter Ended January 31,				Increase
	2019	%*	2018	%*	(decrease)	%**
Interest and other income, net	$4,253	0.5	$1,575	0.2	$2,678	170.0
Interest expense	$9,441	1.2	$13,734	2.1	$(4,293)	(31.3)
Provision for income taxes	$9,139	1.2	$477,940	74.0	$(468,801)	(98.1)
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2018 to 2019

•
Interest and other income, net primarily reflects a $1.5 million gain related to foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity, and a $1.4 million gain in interest income due to higher interest rates on our investments in the first quarter of fiscal 2019.

•	Interest expense decreased, primarily due to a reduction in our aggregate outstanding debt during the fourth quarter of fiscal 2018.

•
Provision for income taxes decreased, as the first fiscal quarter of fiscal 2018 reflects the impact of the Tax Act including $431.3 million in expense for the remeasurement of our net deferred tax assets and a $45.6 million charge related to a transition tax on accumulated historical foreign earnings and their deemed repatriation to the U.S.

Segment Profit

The table below (in thousands, except percentage data) sets forth the changes in our segment profit for the respective periods:

	Quarter Ended January 31,
	2019	2018	Increase (decrease)	%*
Segment profit:
Networking Platforms	$136,590	$88,569	$48,021	54.2
Software and Software-Related Services	$18,417	$23,635	$(5,218)	(22.1)
Global Services	$39,701	$41,037	$(1,336)	(3.3)
_____________________________________
*    Denotes % change from 2018 to 2019

•	Networking Platforms segment profit increased, primarily due to higher sales volume and higher gross margin as described above, partially offset by higher research and development costs.

•	Software and Software-Related Services segment profit decreased, primarily due to reduced gross margin on software-related services as described above.

•	Global Services segment profit decreased primarily due to reduced gross margin, partially offset by higher sales volume.

Liquidity and Capital Resources
For the three months ended January 31, 2019, we used $14.1 million of cash, as our working capital requirements of $108.9 million exceeded our net income (adjusted for non-cash charges) of $94.8 million. The increase in working capital was primarily driven by inventory increases of $67.6 million. For additional details on our cash from operations, see the discussion below entitled “Cash Used In Operations.”
Cash, cash equivalents and investments decreased by $165.4 million during the first three months of fiscal 2019. In addition to the cash used in operations mentioned above, the decrease in cash also reflects (i) cash used for the payment of the debt conversion liability associated with our New Notes of $111.3 million on November 15, 2018, (ii) cash used to fund our investing activities for capital expenditures totaling $15.3 million, (iii) cash used for stock repurchase under our stock repurchase program of $19.7 million and (iv) stock repurchased upon vesting of our stock unit awards to employees relating to tax withholding of $10.0 million. Proceeds from the issuance of equity under our employee stock purchase plans provided $10.9 million in cash during the three months ended January 31, 2019.

	January 31, 2019	October 31, 2018	Increase (decrease)
Cash and cash equivalents	$668,810	$745,423	$(76,613)
Short-term investments in marketable debt securities	119,143	148,981	(29,838)
Long-term investments in marketable debt securities	—	58,970	(58,970)
Total cash and cash equivalents and investments in marketable debt securities	$787,953	$953,374	$(165,421)

Principal Sources of Liquidity. Our principal sources of liquidity on hand include our cash, cash equivalents and investments, which as of January 31, 2019 totaled $788.0 million, as well as the senior secured asset-backed revolving credit facility to which we and certain of our subsidiaries are parties (the “ABL Credit Facility”). The ABL Credit Facility provides for a total commitment of $250 million with a maturity date of December 31, 2020. We principally use the ABL Credit Facility to support the issuance of letters of credit that arise in the ordinary course of our business and thereby to reduce our use of cash required to collateralize these instruments. As of January 31, 2019, letters of credit totaling $68.7 million were collateralized by our ABL Credit Facility. There were no borrowings outstanding under the ABL Credit Facility as of January 31, 2019.
Foreign Liquidity. The amount of cash, cash equivalents, and short-term investments held by our foreign subsidiaries was $67.1 million as of January 31, 2019.We intend to reinvest indefinitely our foreign earnings. If we were to repatriate these accumulated historical foreign earnings, the estimated amount of unrecognized deferred income tax liability related to foreign withholding taxes would be approximately $25.0 million.
Stock Repurchase Authorization. On December 13, 2018, Ciena announced that its Board of Directors authorized a program to repurchase up to $500 million of its common stock, which replaced in its entirety the previous stock repurchase program authorized in fiscal 2018. The amount and timing of repurchases are subject to a variety of factors including liquidity, cash flow, stock price and general business and market conditions. The program may be modified, suspended, or discontinued at any time.
Liquidity Position. We regularly evaluate our liquidity position, debt obligations, and anticipated cash needs to fund our operating or investment plans and may consider capital raising and other market opportunities that may be available to us. We regularly evaluate alternatives to manage our capital structure and reduce our debt. Based on past performance and current expectations, we believe that cash from operations, cash, cash equivalents, investments, and other sources of liquidity, including our ABL Credit Facility, will satisfy our working capital needs, capital expenditures, and other liquidity requirements associated with our operations through at least the next 12 months.
Cash Used In Operations
The following sections set forth the components of our $14.1 million of cash used in operating activities during the first three months of fiscal 2019:
Net income (adjusted for non-cash charges)
The following table sets forth our net income (adjusted for non-cash charges) during the period (in thousands):

Three months ended
January 31, 2019
Net income	$33,616
Adjustments for non-cash charges:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	21,513
Share-based compensation costs	13,755
Amortization of intangible assets	8,947
Deferred taxes	5,037
Provision for inventory excess and obsolescence	4,673
Provision for warranty	3,891
Other	3,356
Net income (adjusted for non-cash charges)	$94,788
Working Capital
We used $108.9 million of cash for working capital during the period. The following tables set forth the major components of the cash used in working capital (in thousands):

Three months ended
January 31, 2019
Cash provided by accounts receivable	$38,544
Cash used in inventories	(67,555)
Cash provided by prepaid expenses and other	1,133
Cash used in accounts payable, accruals and other obligations	(76,351)
Cash used in deferred revenue	(4,664)
Total cash used for working capital	$(108,893)
As compared to the end of fiscal 2018:

•	The $38.5 million of cash provided by accounts receivable during the first three months of fiscal 2019 reflects increased cash collections;

•	The $67.6 million of cash used in inventory during the first three months of fiscal 2019 primarily reflects increases in finished goods to meet customer delivery schedules;

•
The $1.1 million of cash provided by prepaid expense and other during the first three months of fiscal 2019 primarily reflects lower prepaid value added taxes and lower non-customer receivables, partially offset by increases in contract assets for unbilled accounts receivable due to changes in recognizing revenue for installation services and certain product sales.

•
The $76.4 million of cash used in accounts payable, accruals and other obligations during the first three months of fiscal 2019 primarily reflects the timing of bonus payments to employees under our annual cash incentive compensation plan; and

•	The $4.7 million of cash used in deferred revenue during the first three months of fiscal 2019 represents a decrease in advanced payments received from customers prior to revenue recognition.
Our days sales outstanding (DSOs) for the first three months of fiscal 2019 were 93 days, and our inventory turns for the first three months of fiscal 2019 were 4.7. The calculation of DSOs includes accounts receivables and contract assets for unbilled receivables included in prepaid expenses and other.
Cash Paid for Interest
The following tables set forth the cash paid for interest during the period (in thousands):

Three months ended
January 31, 2019
Term Loan due September 28, 2025 (1)	7,790
Interest rate swaps(2)	538
ABL Credit Facility(3)	370
Capital leases	1,309
Cash paid during period	$10,007

(1)
Interest on the 2025 Term Loan is payable periodically based on the interest period selected for borrowing. The 2025 Term Loan bears interest at LIBOR plus a spread of 2.00% subject to a minimum LIBOR rate of 0.00%. At the end of the first quarter of fiscal 2019, the interest rate on the 2025 Term Loan was 4.50%.

(2)	The interest rate swaps fix the LIBOR rate for $350 million of the 2025 Term Loan at 2.957% through September 2023.

(3)
During the first three months of fiscal 2019, we utilized the ABL Credit Facility to collateralize certain standby letters of credit and paid $0.4 million in commitment fees, interest expense and other administrative charges relating to our ABL Credit Facility.

Contractual Obligations
There have been no material changes to our contractual obligations since October 31, 2018. For a summary of our contractual obligations, see Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended October 31, 2018.

Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any equity interests in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we reevaluate our estimates, including those related to revenue recognition, share-based compensation, bad debts, inventories, intangible and other long-lived assets, goodwill, income taxes, warranty obligations, restructuring, derivatives and hedging, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Among other things, these estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between our estimates and actual results, our consolidated financial statements will be affected.

Our critical accounting policies and estimates have not changed materially since October 31, 2018, except for items listed below. For a discussion of our critical accounting policies and estimates, see Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended October 31, 2018 (Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Revenue Recognition

For changes to our revenue recognition policies and estimates due to ASC 606, see Notes 2 and 3 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Effects of Recent Accounting Pronouncements

See Note 2 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for information relating to our discussion of the effects of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk has not changed materially since October 31, 2018. For a discussion of quantitative and qualitative disclosures about market risk, see Item 7A of Part II of our annual report on Form 10-K for the fiscal year ended October 31, 2018 (Quantitative and Qualitative Disclosures About Market Risk).

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the headings “Litigation” and “Internal Investigation” in Note 19, Commitments and Contingencies, to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report, is incorporated herein by reference.

Item 1A. Risk Factors

There has been no material change to our Risk Factors from those presented in our annual report on Form 10-K for the fiscal year ended October 31, 2018. Investing in our securities involves a high degree of risk. Before investing in our securities, you should consider carefully the information contained in this report and in our annual report on Form 10-K for the fiscal year ended October 31, 2018, including the risk factors identified in Item 1A of Part I thereof (Risk Factors). This report contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” in “Management’s Discussion and Analysis” above. Our actual results could differ materially from those contained in the forward-looking statements. Any of the risks discussed in our annual report on Form 10-K for the fiscal year ended October 31, 2018, in this report, in other reports we file with the SEC, and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides a summary of repurchases of our common stock during the first quarter of fiscal 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands)
November 1, 2018 to November 30, 2018	—	$—	—	$500,000
December 1, 2018 to December 31, 2018	144,071	$31.88	144,071	$495,407
January 1, 2018 to January 31, 2018	447,826	$37.00	447,826	$478,838
Total	591,897	$35.75	591,897
(1) On December 13, 2018, Ciena announced that its Board of Directors authorized a program to repurchase up to $500 million of its common stock, which replaced in its entirety the previous stock repurchase program authorized in fiscal 2018. The amount and timing of repurchases are subject to a variety of factors including liquidity, cash flow, stock price and general business and market conditions. The program may be modified, suspended, or discontinued at any time.

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

Ciena Corporation
Date:	March 11, 2019	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	March 11, 2019	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)